Form 10-Q
period 1994-12-31
WASHINGTON GAS LIGHT CO
filed 1995-02-13
CIK 104819

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549





(Mark One)



   /X/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934



For the quarter ended              December 31, 1994
                     ----------------------------------------------------------


                                      OR



   / /              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934





For the transition period from                         to
                               -----------------------     --------------------


Commission file number                             1-1483
                       --------------------------------------------------------




                         WASHINGTON GAS LIGHT COMPANY
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





    District of Columbia and Virginia                          53-0162882
- -------------------------------------------            -------------------------
      (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)




1100 H Street, N. W., Washington, D. C.                            20080
- -------------------------------------------            -------------------------
(Address of principal executive offices)                        (Zip Code)





Registrant's telephone number, including area code            (703) 750-4440
                                                       -------------------------





                                     NONE
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes   X    No
                                                    -----     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.





Common Stock $1.00 par value           21,211,798            January 31, 1995
- ----------------------------    -----------------------   ---------------------
           Class                    Number of Shares               Date

                          WASHINGTON GAS LIGHT COMPANY


                                     INDEX



                                                                        Page No.
                                                                        --------
PART  I.  Financial Information:

         Item 1.  Financial Statements

           Consolidated Balance Sheet -
             December 31, 1994 and September 30, 1994.................    2

           Consolidated Statement of Income -
             Three Months Ended December 31, 1994 and 1993............    3

           Consolidated Statement of Cash Flows -
             Three Months Ended December 31, 1994 and 1993............    4

           Notes to Consolidated Financial Statements.................    5

         Item 2.  Management's Discussion and Analysis of Financial

                 Condition and Results of Operations...............      6-7

PART II.  Other Information:

         Item 5.  Other Information...................................    8

         Item 6.  Exhibits and Reports on Form 8-K....................    9

         Signatures...................................................    9

                          WASHINGTON GAS LIGHT COMPANY

                           CONSOLIDATED BALANCE SHEET

                                  (Unaudited)


                                                              Dec. 31,            Sept. 30,
                                                                1994                 1994
                                                            -----------          -----------
                                                                       (Thousands)
ASSETS



PROPERTY, PLANT AND EQUIPMENT
  At original cost..............................            $ 1,536,772          $ 1,516,201
  Accumulated depreciation and amortization.....               (529,674)            (521,180)
                                                            -----------          -----------
                                                              1,007,098              995,021
                                                            -----------          -----------

CURRENT ASSETS
  Cash and cash equivalents.....................                  4,284                3,522
  Accounts receivable, less reserve.............                169,547               74,754
  Inventories and storage gas costs.............                 65,117               74,958
  Deferred income taxes.........................                 13,815               14,369
  Other prepayments, principally taxes..........                 10,598                7,842
                                                            -----------          -----------
                                                                263,361              175,445
                                                            -----------          -----------

DEFERRED CHARGES AND OTHER ASSETS...............                155,445              162,488
                                                            -----------          -----------

       TOTAL....................................            $ 1,425,904          $ 1,332,954
                                                            ===========          ===========

CAPITALIZATION AND LIABILITIES

CAPITALIZATION

       Common shareholders' equity..............             $  504,638           $  485,504
       Preferred stock..........................                 28,494               28,498
       Long-term debt...........................                339,031              342,270
                                                            -----------          -----------
                                                                872,163              856,272
                                                            -----------          -----------

CURRENT LIABILITIES

       Current maturities of long-term debt.....                  5,505                8,560
       Notes payable............................                 94,870               52,912
       Accounts and wages payable...............                 87,439               84,961
       Customer deposits and advance payments...                 17,882               15,741
       Accrued taxes and interest...............                 40,598               15,171
       Other current liabilities................                 25,251               23,578
                                                            -----------          -----------
                                                                271,545              200,923
                                                            -----------          -----------

DEFERRED CREDITS................................                282,196              275,759
                                                            -----------          -----------

       TOTAL....................................             $1,425,904           $1,332,954
                                                            ===========          ===========





See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)





                                                                  Three Months Ended
                                                           -------------------------------
                                                           Dec. 31, 1994     Dec. 31, 1993
                                                           -------------    --------------
                                                          (Thousands, Except Per Share Data)
OPERATING REVENUES.............................            $    242,915     $      271,222
Cost of Gas....................................                 116,118            135,683
                                                           ------------     --------------
NET REVENUES...................................                 126,797            135,539
                                                           ------------     --------------

OTHER OPERATING EXPENSES
       Operation...............................                  41,609             42,762
       Maintenance.............................                   7,849              8,460
       Depreciation and amortization...........                  11,406             10,350
       General taxes...........................                  17,146             17,636
       Income taxes............................                  15,398             18,624
                                                            -----------       ------------
                                                                 93,408             97,832
                                                            -----------       ------------


OPERATING INCOME...............................                  33,389             37,707
Other Income - Net.............................                   2,461              1,025
                                                            -----------       ------------


INCOME BEFORE INTEREST EXPENSE.................                  35,850             38,732
Interest Expense...............................                   8,124              8,480
                                                            -----------       ------------


NET INCOME.....................................                  27,726             30,252
Dividends on Preferred Stock...................                     333                333
                                                            -----------       ------------

NET INCOME APPLICABLE TO COMMON STOCK..........             $    27,393       $     29,919
                                                            ===========       ============

AVERAGE COMMON SHARES OUTSTANDING..............                  21,143             20,786

EARNINGS PER AVERAGE SHARE OF COMMON STOCK
       (See Exhibit 11 for computation of fully
       diluted earnings per average share).....             $      1.30       $       1.44
                                                            ===========       ============

DIVIDENDS DECLARED PER COMMON SHARE............             $      .555       $       .545
                                                            ===========       ============






See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)





                                                                Three Months Ended
                                                            -----------------------------
                                                            Dec. 31, 1994   Dec. 31, 1993
                                                            -------------   -------------
                                                                     (Thousands)
OPERATING ACTIVITIES
Net Income...............................................   $    27,726       $     30,252
Adjustments to reconcile net income to net cash
       used in operating activities:
           Depreciation and amortization (a).............        12,753             11,617
           Deferred income taxes-net.....................        (1,904)             2,887
           Amortization of investment tax credits........          (252)              (257)
           Allowance for funds used during construction..          (245)               (36)
           Other noncash charges and credits-net.........         1,079              1,572
                                                            -----------       ------------
                                                                 39,157             46,035

Changes in assets and liabilities:
           Accounts receivable and accrued utility
               revenues....................................     (94,598)          (119,750)
           Storage gas and prepaid gas costs.............         9,427             19,067
           Gas costs due from/to customers...............         4,054                449
           Other prepayments, principally taxes..........        (2,756)             3,446
           Accounts and wages payable....................         4,621              4,260
           Customer deposits and advance payments........         2,141              1,110
           Accrued taxes.................................        19,438             14,513
           Accrued interest..............................         5,989              2,798
           Pipeline refunds due customers................        (2,639)            14,235
           Deferred purchased gas costs..................        11,520              4,498
           Other-net.....................................         2,706             (2,706)
                                                            -----------       ------------
           Net Cash Used in Operating Activities.....              (940)           (12,045)
                                                            -----------       ------------

FINANCING ACTIVITIES
Common stock issued...............................                3,376              3,362
Long-term debt issued.............................                   -              36,000
Long-term debt retired............................               (6,328)           (35,686)
Notes payable - net...............................               41,958             48,022
Dividends on common and preferred stock...........              (12,046)           (11,647)
                                                            -----------       ------------
        Net Cash Provided by Financing Activities.               26,960             40,051
                                                            -----------       ------------

INVESTING ACTIVITIES
Proceeds from sale of non-utility subsidiary......                2,000                -
Capital expenditures..............................              (27,258)           (27,425)
                                                            -----------       ------------
        Net Cash Used in Investing Activities.....              (25,258)           (27,425)
                                                            -----------       ------------

INCREASE IN CASH AND CASH EQUIVALENTS.............                  762                581
Cash and Cash Equivalents at Beginning of Period..                3,522              4,865
                                                            -----------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........          $     4,284       $      5,446
                                                            ===========       ============

(a)    Includes amounts charged to other accounts.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

       Income taxes paid...............................     $     1,194      $          20
       Interest paid...................................     $     2,018      $       5,353





See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



A. In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results for such periods. Reference is hereby made to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

B. Due to the seasonal nature of the Company's business, the results of operations shown are not indicative of the results to be expected for the fiscal year ended September 30, 1995.

C.     The Company has three direct suppliers of pipeline services:
       Columbia Gas Transmission Corporation (CGT), Transcontinental Gas Pipe Line Corporation and CNG Transmission Corporation. Additionally, the Company is served indirectly by pipelines located upstream to its three direct pipeline suppliers.

       In connection with the implementation of Federal Energy Regulatory Commission (FERC) Order No. 636 in November 1993, pipelines are being permitted recovery of prudently incurred costs associated with implementing the unbundled service requirement of the Order (transition costs).

       On the basis of previous local regulatory proceedings involving the recovery of gas purchased and related costs, the Company believes that transition costs passed through from pipelines should be similarly recoverable from its ratepayers and is currently in the process of collecting amounts paid to the pipeline companies through the purchased gas adjustment provision of the Company's retail rate schedules.

D. The Company's major supplier of pipeline and storage services, CGT, as well as CGT's parent, The Columbia Gas System, Inc. (CGS), continue to operate as debtors in possession under Chapter 11 of Title 11 of the Bankruptcy Code. On November 16, 1994, the Bankruptcy Court granted CGT and CGS a tenth extension of their rights to file plans of reorganization under this code. The services received by the Company from CGT have not been adversely affected by these bankruptcy proceedings.

       The Company is actively participating in these bankruptcy proceedings to protect its interests through its membership on the official Customer Committee. The Company continues to believe that an accurate prediction as to the outcome or the timing of reorganization cannot be made at this time. Nevertheless, the Company does believe that it will continue to have access to reliable pipeline services, regardless of how CGT is restructured.

E. On April 29, 1994, the Company's Virginia Division filed a request with the State Corporation Commission of Virginia (SCC of VA) for a rate increase of $15.7 million, or 6.4%. In this filing, the Company requested recovery of the additional costs associated with implementing Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No.
       106). The increase in rates that is likely to result from the final decision by the SCC of VA in this proceeding will cause the Company to record expenses applicable to SFAS No. 106 of approximately $5.5 million in fiscal year 1995.

       On September 27, 1994, the Company implemented rates designed to recover the requested increase of $15.7 million. These rates are being collected subject to refund and the Company is currently recording a provision for rate refunds for the difference between the amount placed into effect and the amount the Company expects to be granted by the SCC of VA. A final order from the SCC of VA is expected on or about April 1, 1995.

                          WASHINGTON GAS LIGHT COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

               For the three months ended December 31, 1994, net income applicable to common stock amounted to $27.4 million, which represented a decrease of $2.5 million from the same period in the prior year. Earnings per average common share were $1.30, or $.14 per average common share lower than the quarter ended December 31, 1993. The decline was due primarily to significantly warmer weather in the current quarter. During this period, weather was 23.0% warmer than the same period last year and 14.5% warmer than normal. Partially offsetting the adverse impact of the warmer weather was a $1.9 million after-tax gain recorded in the current quarter from the sale of a non-utility subsidiary.

               Net revenues for the period declined $8.7 million (6.4%) from the same period last year to $126.8 million. Therm sales to firm customers dropped by 53.5 million therms (15.4%) due to the warmer weather in the current quarter. Rate relief placed into effect in the Company's District of Columbia and Maryland jurisdictions in August and December 1994, respectively, partially offset the effect of the mild weather conditions. As discussed in Note E to the Consolidated Financial Statements on page 5, new rates have been placed into effect in the Commonwealth of Virginia, subject to refund, pending an order from the SCC of VA. The additional net revenues recorded in the first fiscal quarter related to this increase, net of the provision recorded for expected rate refunds, are partially offset by expenses associated with the implementation of SFAS No. 106, thereby reducing the effect on net income of the increase in rates.

               Excluding sales for electric generation, therm sales to interruptible customers declined by 4.3 million therms (5.6%). Despite this decline, gross margins on these sales increased slightly during the current quarter due to an increased margin per therm sold. Margin sharing arrangements in each of the Company's major jurisdictions minimize the effect on income of changes in gross margins related to sales to the interruptible class. Under these arrangements, a majority of the margins earned on sales to this class are returned to firm customers in exchange for the transfer of a portion of the fixed costs from the interruptible to the firm class.

               Volumes transported for end-users increased by 10.5 million therms to 16.3 million therms in the current quarter. All transportation customers are currently being provided service under interruptible rate schedules and the amounts recorded as revenue from volumes transported are shared with firm customers in accordance with the above-mentioned margin sharing arrangements. The effect on income of variations in transportation volumes is therefore minimal.

               Operation and maintenance expenses declined by $1.8 million (3.4%) over the same period last year. The decline was due primarily to lower labor charged to other operating expenses and lower expenses for uncollectible accounts. These declines were partially offset by increased expenses related to SFAS No. 106, primarily reflecting the portion of such expenses applicable to the Company's Virginia jurisdiction.

               Depreciation and amortization increased by $1.1 million (10.2%) due primarily to depreciation on the Company's rising investment in depreciable plant.

               Other income - net increased by $1.4 million, due to the $1.9 million after-tax gain recorded on the sale of American Environmental Products, Inc., a non-utility subsidiary. Partially offsetting this gain were lower gains recorded on the sale of non-utility accounts receivable in the current quarter.

                          WASHINGTON GAS LIGHT COMPANY


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

               Capital expenditures for the first three months of fiscal 1995 were $27.3 million and are budgeted to be $127.5 million for the year. To fund construction expenditures and other capital requirements, the Company draws upon both internal and external sources of cash. The Company's ability to generate adequate cash internally depends upon a number of factors, including the timing and amount of rate increases received and the level of therm sales. The level of therm sales is almost exclusively dependent upon the number of customer meters and the variability of the weather.

               The Company's business is highly weather sensitive and seasonal. Approximately 75% of the Company's therm sales (excluding sales made for electric generation) are normally generated in the first and second fiscal quarters. This seasonality causes short-term cash requirements to vary significantly during the year. Cash requirements peak in the winter months when accounts receivable, accrued utility revenues and storage gas costs are at or near their highest levels. After the winter heating season, these assets are converted into cash and are used to liquidate short-term debt and acquire storage gas for the subsequent heating season.

            Net cash used in operating activities was $940,000 during the first three months of fiscal year 1995, as compared to $12.0 million in net cash used in operating activities for the similar period of fiscal year 1994. The improvement was primarily attributable to lower accounts receivable balances resulting from lower therm sales and a greater overcollection of gas purchased costs from the Company's firm customers. These factors were partially offset by lower net income and reduced use of storage gas balances because of warmer weather, and the absence of the receipt of pipeline refunds during the current fiscal quarter.

           The Company uses short-term debt, usually in the form of commercial paper, to fulfill its seasonal cash requirements. Alternative seasonal sources include unsecured lines of credit and two revolving credit agreements maintained with a consortium of banks. The revolving credit agreements together provide borrowing capacity of $150 million. These financing options may be activated to support or replace the Company's commercial paper. Excluding current maturities, the Company had $94.9 million of short-term debt outstanding at December 31, 1994. These borrowings were composed primarily of commercial paper and represent an increase of $42.0 million from the level at September 30, 1994. This compares to $69.5 million of short-term debt outstanding at December 31, 1993, an increase of $48.0 million from the level at September 30, 1993.

           The $6.3 million of long-term debt retired during the current quarter primarily reflected Medium-Term Note maturities.

                           PART II.   OTHER INFORMATION

Item 5. Other Information

A. On December 22, 1994, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for the issuance of up to a total of $200 million in debt and/or equity securities. The filing was made to provide the Company with the flexibility to finance its construction program and to take advantage of other market opportunities.

B. On January 27, 1995, Shenandoah Gas Company (Shenandoah), one of the Company's distribution subsidiaries, filed a request with the Public Service Commission of West Virginia (PSC of WVA) for a rate increase of $791,000, or 8.3%. The request included an overall rate of return of 10.44%, a return on common equity of 12.50% and a 55.79% common equity ratio. In addition to requesting the recovery of increased operating expenses and a return on additional capital investment, Shenandoah requested recovery of costs associated with SFAS No. 106. On January 30, 1995, the PSC of WVA issued an order suspending the proposed rate increase through November 26, 1995. If a final order has not been issued by that date, new rates may be placed into effect, subject to refund.

C. On December 20, 1994, the Staff of the Public Service Commission of Maryland (PSC of MD) issued a report containing its recommendations for changes in regulation of gas service by local distribution companies in response to industry deregulation resulting from the issuance of FERC Order No. 636. The report contained a number of recommendations, a stated objective of which was to "establish a regulatory framework which promotes the economically efficient provision of gas services and which ensures an equitable distribution of the benefits and risks associated with these services among the customers and suppliers of those services." The report proposed a November 1, 1995 implementation date for unbundled services to large volume commercial and industrial customers. The report further proposed that unbundled services be provided on a pilot basis for all remaining small volume customers by November 1, 1996.

       On January 10, 1995, the PSC of MD issued an order that established an inquiry into the issue of regulatory reform as outlined in the Staff's report and scheduled a hearing on this issue. The Company is not currently able to predict the ultimate impact that any final order issued by the PSC of MD relative to this proceeding will have on the Company.

D. On January 31, 1995, Moody's Investors Service announced upgrades in its ratings for the Company's First Mortgage Bonds and unsecured debt. The First Mortgage Bonds have been upgraded to Aa2 from Aa3 and the unsecured debt has been upgraded to Aa3 from A1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits Filed Herewith:



                                                                                Page in
                  Description                                                     10-Q
                  -----------                                                   -------

        11   Computation of Earnings per Average Share of Common                11
             Stock Assuming Full Dilution from Conversion of the
             $4.60 and $4.36 Convertible Preferred Series.

        27   Financial Data Schedule                                            12

        99.0 Computation of Ratio of Earnings to Fixed Charges                  13

        99.1 Computation of Ratio of Earnings to Fixed Charges and
             Preferred Stock Dividends                                          14


    (b) Reports on Form 8-K:

              No reports were filed on Form 8-K during the first fiscal quarter of 1995.

                                   SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  WASHINGTON GAS LIGHT COMPANY
                                                  -----------------------------
                                                            (Registrant)





       Date    February 13, 1995                     /s/ Frederic M. Kline
           -----------------------                -----------------------------
                                                            Controller
                                                  (Principal Accounting Officer)

                    EXHIBIT INDEX


EXHIBIT NO.                   DESCRIPTION
- -----------                   -----------
EX-11                Computation of Earnings per Average Share of Common
                     Stock Assuming Full Dilution from Conversion of the
                     $4.60 and $4.36 Convertible Preferred Series

EX-27                Financial Data Schedule

EX-99.0              Computation of Ratio of Earnings to Fixed Charges

EX-99.1 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends



                        10
