Form 10-Q
period 1995-03-31
WASHINGTON GAS LIGHT CO
filed 1995-05-15
CIK 104819

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


(Mark One)

   / X /          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              March 31, 1995
                               ------------------------------------------------

                                       OR

   /   /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934



For the transition period from                          to
                               -----------------------      -------------------

Commission file number                             1-1483
                       --------------------------------------------------------



                         WASHINGTON GAS LIGHT COMPANY
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


     District of Columbia and Virginia                          53-0162882
- -------------------------------------------          --------------------------
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)


1100 H Street, N. W., Washington, D. C.                            20080
- ---------------------------------------              --------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code            (703) 750-4440
                                                     --------------------------


                                        NONE
- -------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X    No
                                                  -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock $1.00 par value         21,310,903               April 28, 1995
- ----------------------------    --------------------        ------------------
             Class                Number of Shares                Date

                         WASHINGTON GAS LIGHT COMPANY


                                     INDEX

                                                                          Page No.
                                                                          --------
PART  I.  Financial Information:

      Item 1.  Financial Statements

           Consolidated Balance Sheet -
             March 31, 1995 and September 30, 1994....................         2

           Consolidated Statement of Income -
             Three Months Ended March 31, 1995 and 1994...............         3

           Consolidated Statement of Income -
             Six Months Ended March 31, 1995 and 1994.................         4

           Consolidated Statement of Cash Flows -
             Six Months Ended March 31, 1995 and 1994.................         5

           Notes to Consolidated Financial Statements.................        6-7

      Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..................        8-10

PART II.  Other Information:

      Item 4.  Submission of Matters to a Vote of Security Holders.           11

      Item 5.  Other Information...................................          11-12

      Item 6.  Exhibits and Reports on Form 8-K....................           13

      Signatures...................................................           13

                          WASHINGTON GAS LIGHT COMPANY

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                                            Mar. 31,               Sept. 30,
                                                              1995                    1994
                                                         --------------          ------------
                                                                      (Thousands)
ASSETS

PROPERTY, PLANT AND EQUIPMENT
  At original cost..............................         $    1,561,327          $  1,516,201
  Accumulated depreciation and amortization.....               (538,988)             (521,180)
                                                         --------------          ------------
                                                              1,022,339               995,021
                                                         --------------          ------------
CURRENT ASSETS
  Cash and cash equivalents.....................                 36,883                 3,522
  Accounts receivable, less reserve.............                163,743                74,754
  Inventories and storage gas costs.............                 24,462                74,958
  Deferred income taxes.........................                 14,943                14,369
  Other prepayments, principally taxes..........                  7,262                 7,842
                                                         --------------          ------------
                                                                247,293               175,445
                                                         --------------          ------------

DEFERRED CHARGES AND OTHER ASSETS...............                149,834               162,488
                                                         --------------          ------------

       TOTAL....................................         $    1,419,466          $  1,332,954
                                                         ==============          ============


CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common shareholders' equity...................         $      549,508          $    485,504
  Preferred stock...............................                 28,488                28,498
  Long-term debt................................                359,071               342,270
                                                         --------------          ------------
                                                                937,067               856,272
                                                         --------------          ------------

CURRENT LIABILITIES
  Current maturities of long-term debt..........                  2,505                 8,560
  Notes payable.................................                   -                   52,912
  Accounts and wages payable....................                 88,267                84,961
  Customer deposits and advance payments........                  6,745                15,741
  Accrued taxes and interest....................                 61,348                15,171
  Other current liabilities.....................                 26,874                23,578
                                                         --------------          ------------
                                                                185,739               200,923
                                                         --------------          ------------

DEFERRED CREDITS................................                296,660               275,759
                                                         --------------          ------------

       TOTAL....................................         $    1,419,466          $  1,332,954
                                                         ==============          ============





See accompanying Notes to Consolidated Financial Statements.

                         WASHINGTON GAS LIGHT COMPANY

                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)


                                                                    Three Months Ended
                                                         ---------------------------------------
                                                          Mar. 31, 1995            Mar. 31, 1994
                                                         --------------            -------------
                                                           (Thousands, Except Per Share Data)

OPERATING REVENUES.............................          $      353,650             $    410,184
Cost of Gas....................................                 173,875                  217,466
                                                         --------------             ------------
NET REVENUES...................................                 179,775                  192,718
                                                         --------------             ------------

OTHER OPERATING EXPENSES
  Operation....................................                  42,556                   46,504
  Maintenance..................................                   7,520                    9,582
  Depreciation and amortization................                  11,469                   10,449
  General taxes................................                  25,134                   27,107
  Income taxes.................................                  31,519                   33,787
                                                         --------------             ------------
                                                                118,198                  127,429
                                                         --------------             ------------

OPERATING INCOME...............................                  61,577                   65,289
Other Income (Loss) - Net......................                      91                   (2,213)
                                                         --------------             ------------

INCOME BEFORE INTEREST EXPENSE.................                  61,668                   63,076
Interest Expense...............................                   8,230                    8,118
                                                         --------------             ------------

NET INCOME.....................................                  53,438                   54,958
Dividends on Preferred Stock...................                     334                      335
                                                         --------------             ------------

NET INCOME APPLICABLE TO COMMON STOCK..........          $       53,104             $     54,623
                                                         ==============             ============

AVERAGE COMMON SHARES OUTSTANDING
  (See Note F to the Consolidated Financial
    Statements)................................                  21,248                   20,871

EARNINGS PER AVERAGE SHARE OF COMMON STOCK
  (See Exhibit 11 for computation of fully
  diluted earnings per average share and Note
  F to the Consolidated Financial Statements)..          $         2.50             $       2.62
                                                         ==============             ============
DIVIDENDS DECLARED PER COMMON SHARE (See Note
  F to the Consolidated Financial Statements)..          $          .56             $       .555
                                                         ==============             ============





See accompanying Notes to Consolidated Financial Statements.

                         WASHINGTON GAS LIGHT COMPANY

                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)


                                                                       Six Months Ended
                                                          -----------------------------------------
                                                          Mar. 31, 1995               Mar. 31, 1994
                                                          -------------               -------------
                                                             (Thousands, Except Per Share Data)

OPERATING REVENUES.............................          $      596,565                $    681,406
Cost of Gas....................................                 289,993                     353,149
                                                         --------------                ------------
NET REVENUES...................................                 306,572                     328,257
                                                         --------------                ------------

OTHER OPERATING EXPENSES
  Operation....................................                  84,165                      89,266
  Maintenance..................................                  15,369                      18,042
  Depreciation and amortization................                  22,875                      20,799
  General taxes................................                  42,280                      44,743
  Income taxes.................................                  46,917                      52,411
                                                         --------------                ------------
                                                                211,606                     225,261
                                                         --------------                ------------

OPERATING INCOME...............................                  94,966                     102,996
Other Income (Loss) - Net......................                   2,552                      (1,188)
                                                         --------------                ------------

INCOME BEFORE INTEREST EXPENSE.................                  97,518                     101,808
Interest Expense...............................                  16,354                      16,598
                                                         --------------                ------------

NET INCOME.....................................                  81,164                      85,210
Dividends on Preferred Stock...................                     667                         668
                                                         --------------                ------------

NET INCOME APPLICABLE TO COMMON STOCK..........          $       80,497                $     84,542
                                                         ==============                ============

AVERAGE COMMON SHARES OUTSTANDING
  (See Note F to the Consolidated Financial
  Statements)..................................                  21,195                      20,829

EARNINGS PER AVERAGE SHARE OF COMMON STOCK
  (See Exhibit 11 for computation of fully
  diluted earnings per average share and Note
  F to the Consolidated Financial Statements)..          $         3.80                $       4.06
                                                         ==============                ============

DIVIDENDS DECLARED PER COMMON SHARE (See Note
  F to the Consolidated Financial Statements)..          $        1.115                $       1.10
                                                         ==============                ============





See accompanying Notes to Consolidated Financial Statements.

                         WASHINGTON GAS LIGHT COMPANY

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                        Six Months Ended
                                                                  -----------------------------
                                                                  Mar. 31, 1995   Mar. 31, 1994
                                                                  -------------   -------------
                                                                          (Thousands)
OPERATING ACTIVITIES
Net Income..........................................                $   81,164       $    85,210
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization (a)..............                    25,708            23,363
     Deferred income taxes--net.....................                    (9,693)           (1,772)
     Amortization of investment tax credits.........                      (499)             (509)
     Allowance for funds used during construction...                      (329)              (85)
     Other noncash charges and credits--net.........                     1,303             7,344
                                                                    ----------       -----------
                                                                        97,654           113,551
     Changes in assets and liabilities:
        Accounts receivable and accrued utility
           revenues.................................                   (91,240)         (131,988)
        Storage gas and prepaid gas costs...........                    49,026            66,873
        Gas costs due from/to customers - net.......                     8,961            (2,045)
        Other prepayments, principally taxes........                       580             5,279
        Accounts and wages payable..................                    15,457            18,578
        Customer deposits and advance payments......                    (8,996)           (9,872)
        Accrued taxes...............................                    46,012            42,597
        Pipeline refunds due customers..............                    (3,638)            5,207
        Deferred purchased gas costs................                    33,960            18,727
        Other--net..................................                    (2,496)             (727)
                                                                    ----------       ------------
          Net Cash Provided by Operating Activities.                   145,280           126,180
                                                                    ----------       ------------

FINANCING ACTIVITIES
Common stock issued.................................                     6,962             7,275
Long-term debt issued...............................                    20,000            36,000
Long-term debt retired..............................                    (9,322)          (35,656)
Notes payable - net.................................                   (52,912)          (21,454)
Dividends on common and preferred stock.............                   (24,152)          (23,338)
                                                                    ----------       -----------
          Net Cash Used in Financing Activities.....                   (59,424)          (37,173)
                                                                    -----------      -----------

INVESTING ACTIVITIES
Proceeds from sale of non-utility subsidiary........                     2,000               -
Capital Expenditures................................                   (54,495)          (52,087)
                                                                    ----------       -----------
          Net Cash Used in Investing Activities.....                   (52,495)          (52,087)
                                                                    ----------       -----------

INCREASE IN CASH AND CASH EQUIVALENTS...............                    33,361            36,920
Cash and Cash Equivalents at Beginning of Period....                     3,522             4,865
                                                                    ----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........                $   36,883       $    41,785
                                                                    ==========       ===========

(a)  Includes amounts charged to other accounts.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Income taxes paid.................................                $   19,270       $    19,873
  Interest paid.....................................                $   15,792       $    16,582




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

C. The Company has three direct suppliers of pipeline services: Columbia Gas Transmission Corporation (CGT), Transcontinental Gas Pipe Line Corporation and CNG Transmission Corporation. Additionally, the Company is served indirectly by pipelines located upstream to these three pipelines.

         In connection with the implementation of the Federal Energy Regulatory Commission (FERC) Order No. 636 in November 1993, pipelines are being permitted recovery of prudently incurred costs associated with implementing the unbundled service requirement of the Order (transition costs).

         Amounts paid to the pipeline companies related to transition costs are being collected from customers through the purchased gas adjustment provision of the Company's retail rate schedules.

D. The Company's major provider of pipeline services, CGT, as well as CGT's parent, The Columbia Gas System, Inc. (CGS), continue to operate as debtors in possession under Chapter 11 of Title 11 of the Bankruptcy Code. The services received by the Company from CGT have not been adversely affected by these bankruptcy proceedings.

         CGT and CGS filed reorganization plans and disclosure statements with the U.S. Bankruptcy Court on April 17, 1995. CGT's reorganization plan includes a comprehensive settlement, filed with the Bankruptcy Court and FERC, with CGT's customers encompassing Order No. 636 issues as well as the resolution of other FERC proceedings. The settlement encompasses 113 FERC proceedings and 39 related appeals.

         If the proposed settlement is approved, the Company would receive a net refund of approximately $6 million from CGT within 30 days of implementation of the settlement, representing the difference between amounts that are owed to the Company now pending in the bankruptcy proceedings and certain transition costs owed by the Company to CGT. In addition, the remaining transition costs, such as those imposed by upstream pipelines, are being currently recovered by CGT in its base rates. Any refund received by the Company would be returned to customers.

         The Company believes that it will continue to have access to reliable pipeline services, regardless of how CGT is restructured.

E. On April 29, 1994, the Company's Virginia Division filed a request with the State Corporation Commission of Virginia (SCC of VA) for a rate increase of $15.7 million, or 6.4%. In this filing, the Company requested recovery of the additional costs associated with implementing Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106). The increase in rates that is likely to result from the final decision by the SCC of VA in this proceeding will cause the Company to record expenses applicable to SFAS No. 106 of approximately $5.5 million in fiscal year 1995.

                          WASHINGTON GAS LIGHT COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

         On September 27, 1994, the Company implemented rates designed to recover the requested increase of $15.7 million. These rates are being collected subject to refund and the Company is currently recording a provision for rate refunds for the difference between the amount placed into effect and the amount the Company expects to be granted by the SCC of VA. A final order from the SCC of VA is currently expected in the third fiscal quarter of 1995.

F. On May 1, 1995, a two-for-one split of the Company's common stock became effective. The split had been authorized by the Board of Directors on September 28, 1994 and on February 22, 1995, the stockholders approved an increase in the number of authorized common shares to facilitate the split. All share disclosures and per share calculations included in this report are on a pre-split basis.

G. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company is required to adopt this standard no later than October 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of the Company based on the current regulatory structure in which the Company operates. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in this industry.

                          WASHINGTON GAS LIGHT COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three months ended March 31, 1995 vs. March 31, 1994

         For the three months ended March 31, 1995, net income applicable to common stock amounted to $53.1 million, which represented a decline of $1.5 million from the same period in the prior year. Earnings per average common share were $2.50, or $.12 per average common share lower than the quarter ended March 31, 1994 and average common shares outstanding increased by 1.8% over the prior year. The decline was due to significantly warmer weather during the current quarter. This factor was partially offset by reduced operating expenses, rate relief and the absence of non-utility valuation reserves during the current quarter.

         Net revenues for the period declined $12.9 million (6.7%) from the same period last year to $179.8 million. Therm sales to firm customers declined by 69.0 million therms (12.6%), due to weather that was 15.5% warmer than the prior year. Partially offsetting the impact of the warmer weather was the effect of increased customer meters served, which were 3.3% higher at the end of the most recent period as compared to last year. Rate relief placed into effect in the District of Columbia, Virginia and Maryland in August 1994, September 1994 and December 1994, respectively, also served to partially offset the detrimental impact of the warmer weather conditions.

         Excluding sales for electric generation, therm sales to interruptible customers increased by 21.1 million therms (31.5%). The substantial increase in therms sold to this class resulted from significantly longer interruptions in service to these customers in the same quarter last year due to severe weather conditions. However, margin sharing arrangements in each of the Company's major jurisdictions minimized the effect on net income of increased sales to the interruptible class. Under these arrangements, a majority of the margins earned on sales to this class are returned to firm customers after a certain gross margin threshold is reached or in exchange for the transfer of a portion of the fixed costs from the interruptible to the firm class.

         Volumes transported for end-users increased by 13.3 million therms to
15.9 million therms in the current quarter. All transportation customers are currently being provided service under interruptible rate schedules and the amounts recorded as revenue from volumes transported are shared with firm customers in accordance with the above-mentioned margin sharing arrangements. The effect on net income of variations in transportation volumes is therefore minimal.

         Operation and maintenance expenses declined by $6.0 million (10.7%) from the same period last year due primarily to lower labor expenses, the absence of accruals for potential injuries and damages in the current quarter and lower uncollectible accounts expense due to the warmer weather. An increased provision for postretirement medical and life insurance costs resulting from additional recognition of these costs in retail rates partially offset these factors.

         Depreciation and amortization increased by $1.0 million (9.8%) due primarily to depreciation on the Company's rising investment in depreciable plant.

         General taxes dropped by $2.0 million (7.3%) due primarily to the effect of the warmer weather on revenue-based gross receipts taxes. These taxes are recovered in the Company's retail rates and fluctuations in such amounts therefore have no effect on net income.

         Other income (loss) - net improved by $2.3 million, due primarily to the effect of valuation reserves recorded in the same period last year related to various non-utility activities. No valuation reserves were recorded during the current quarter.

Six months ended March 31, 1995 vs. March 31, 1994

         For the six months ended March 31, 1995, net income applicable to common stock amounted to $80.5 million, which represented a decrease of $4.0 million from the same period in the prior year. Earnings per average common share were $3.80, or $.26 per average common share lower than the six month period ended March 31, 1994 and average common shares outstanding increased by 1.8% over the prior year. The decline was due to the effect of significantly warmer weather in the current period. Factors which partially offset the impact of the weather were lower other operating expenses, rate relief, increased customer meters served and improved other income (loss) - net.

         Net revenues for the period declined $21.7 million (6.6%) from the same period last year to $306.6 million. Therm sales to firm customers dropped
122.6 million therms (13.7%) which resulted from weather that was 18.4% warmer than the prior year. The above-mentioned 3.3% increase in the number of customer meters served to mitigate the effect of the warmer weather. Rate relief placed into effect in the District of Columbia, Virginia and Maryland in August 1994, September 1994 and December 1994, respectively, also served to partially offset the detrimental impact of the warmer weather conditions.

         Excluding sales for electric generation, therm sales to interruptible customers increased by 16.7 million therms (11.5%). The increase resulted primarily from the previously-described interruptions in service to these customers during the quarter ended March 31, 1994.

         Volumes transported for end-users increased by 23.8 million therms to
32.2 million therms in the current six month period. Revenues earned on such deliveries are being shared with firm customers as described on page eight of this report.

         Operation and maintenance expenses declined by $7.8 million (7.2%) from the same period last year due primarily to lower labor expenses, the absence of provisions for injuries and damages in the current six month period and lower uncollectible accounts expenses resulting from the warmer weather. An increased provision for postretirement medical and life insurance costs resulting from additional recognition of these costs in retail rates partially offset these factors.

         Depreciation and amortization increased by $2.1 million (10.0%) due primarily to depreciation on the Company's rising investment in depreciable plant.

         Other income (loss) - net improved by $3.7 million due primarily to a $1.9 million gain on the sale of a non-utility subsidiary in October 1994 and the absence in the current period of valuation reserves related to various non-utility activities.


LIQUIDITY AND CAPITAL RESOURCES

         Capital expenditures for the first six months of fiscal year 1995 were $54.5 million and are budgeted to be $127.5 million for the year. To fund construction expenditures and other capital requirements, the Company draws upon both internal and external sources of cash. The Company's ability to generate adequate cash internally depends upon a number of factors, including the timing and amount of rate increases received and the level of therm sales. The level of therm sales is almost exclusively dependent upon the number of customer meters and the variability of the weather.

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

                         WASHINGTON GAS LIGHT COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONT'D)

         Net cash provided by operating activities was $145.3 million during the first six months of fiscal year 1995 and compares to $126.2 million for the same period in fiscal year 1994. The increase in the current period is primarily attributable to lower funds used to support accounts receivable and accrued utility revenues resulting from lower sales and a reduced cost of gas, along with a greater overcollection of gas costs from customers. These factors were partially offset by a reduced source of funds from storage and prepaid gas in the current year resulting from significantly greater use of such resources during the first six months of fiscal year 1994.

         The Company uses short-term debt, usually in the form of commercial paper, to fulfill its seasonal cash requirements. Alternative seasonal sources include unsecured lines of credit and two revolving credit agreements maintained with a consortium of banks. The revolving credit agreements together provide borrowing capacity of $150 million. These financing options may be activated to support or replace the Company's commercial paper. Excluding current maturities, the Company had no short-term debt outstanding at March 31, 1995, a $52.9 million decline from the balance at September 30, 1994.

         The $20.0 million of long-term debt issued during the current fiscal year represents Medium-Term Note issuances in March 1995. These notes have 30-year terms with 10 year put and call options. The Notes bear interest at a weighted average interest rate of 7.76%.

         The $9.3 million of long-term debt retired during the current fiscal year primarily represented Medium-Term Note maturities.

         During the six months ended March 31, 1995, the Company sold with recourse, $29.0 million of non-utility accounts receivable. This compares to $29.8 million sold in the six months ended March 31, 1994.

                          PART II.   OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders


         (a) The annual meeting of stockholders was held on February 22, 1995.

         (c) Matters voted upon at the meeting:

             The following individuals were elected to the Board of Directors at the annual meeting on February 22, 1995:


             Director                   Votes in Favor           Votes Withheld
             --------                  ---------------           --------------
         Michael D. Barnes                17,727,374                 272,212
         Fred J. Brinkman                 17,781,724                 217,862
         Daniel J. Callahan               17,809,142                 190,444
         Orlando W. Darden                17,727,947                 271,639
         James H. DeGraffenreidt, Jr.     17,803,701                 195,885
         Melvin J. Estrin                 17,810,081                 189,505
         Sheldon W. Fantle                17,782,037                 217,549
         Patrick J. Maher                 17,830,618                 168,968
         Karen Hastie Williams            17,728,547                 271,039
         Stephen G. Yeonas                17,799,177                 200,409

             Other matters voted upon at the meeting

             The following other matters were introduced and voted upon at the annual meeting:

         The Board of Directors recommended that the stockholders ratify the appointment of Arthur Andersen LLP, independent public accountants, to audit the books, records and accounts of the Company for fiscal year 1995. This proposal was approved by a vote of 18,083,557 in favor of the proposal and 128,230 against. There were 152,461 abstentions.

         The Board of Directors recommended an amendment to the Company's Charter to provide that: (1) the total authorized shares of Common Stock be increased from the previously authorized 40,000,000 shares to 80,000,000 shares; and (2) that the Common Stock par value be maintained at $1.00 per share. This charter amendment was approved by a combined vote of the common and preferred classes of 17,732,086 in favor of the charter amendment and 362,383 against and by 17,305,072 shares of common stock voting as a class in favor of the amendment and 359,791 against. There were 269,779 abstentions.

         A stockholder proposed that the Board of Directors take steps to provide for cumulative voting in the election of Directors. This proposal was defeated by a vote of 2,384,361 in favor of the proposal and 10,387,076 against. There were 678,918 abstentions and 3,939,936 broker non-votes.


Item 5. Other Information

         A. On March 29, 1995, the Board of Directors declared a dividend on common stock of $.56 per share on a pre-split basis. This compares to a $.555 dividend declared in the quarter ended December 31, 1994. The higher dividend rate, if declared for the next three quarters, would represent an annual increase of $.02 per share on a pre-split basis.

         B. On April 7, 1995, the membership of the Office and Professional Employees International Union, Local No. 2, (OPEIU) ratified a contract proposal made by the Company. The new contract has a five-year term and began on April 1, 1995. The agreement contains a 2.25% cash payout in the second year of the contract and, beginning in the third year, employees will have the opportunity to earn cash payments depending upon the attainment by the Company of certain financial targets. OPEIU currently represents approximately 500 employees. The Company is currently negotiating the terms of a new contract with the International Union of Gas Workers
         (IUGW), which represents approximately 1,060 employees. The existing contract with employees represented by the IUGW expires May 31, 1995.

         C. On April 12, 1995, the Public Service Commission of Maryland (PSC of MD) approved a request by the Company to merge a wholly-owned subsidiary, Frederick Gas Company, Inc. (Frederick) with the parent Company. Approval for the merger must also be obtained from the SCC of VA. Frederick currently serves approximately 11,500 customer meters in Frederick County, Maryland, including the city of Frederick. The proposed effective date for the merger is January 1, 1996. No change in the rates charged Frederick's current customers or the Company's customers in Maryland will be necessary as a result of the merger.

         D. On December 20, 1994, the Staff of the PSC of MD issued a report containing its recommendations for changes in regulation of gas service by local distribution companies in response to industry deregulation resulting from the issuance of FERC Order No. 636. The report contained a number of recommendations, a stated objective of which was to "establish a regulatory framework which promotes the economically efficient provision of gas services and which ensures an equitable distribution of the benefits and risks associated with these services among the customers and suppliers of those services." The report proposed a November 1, 1995 implementation date for unbundled services to large volume customers. The report further proposed that unbundled services be provided on a pilot basis for all remaining small volume customers by November 1, 1996.

         In a collaborative effort to define unbundled gas services in Maryland, the Company has had several meetings with the Staff of the PSC of MD and other interested parties to discuss these issues.

         The Company is discussing with the collaborative proposals to unbundle the service it provides to large volume interruptible customers into two major components: local delivery service and city gate gas service. Under this proposal, all large volume interruptible customers would subscribe to the Company's local delivery service to pay for delivering gas from the city gate. These customers will have the option, however, of purchasing their gas supply from either the Company or a third party. Customers purchasing gas from the Company would choose from a variety of new city gate gas supply options. Similar service options may be offered to large volume firm customers.

         The Company expects to file its proposals in the near future with the PSC of MD requesting approval thereof.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits Filed Herewith:

                                                                                       Page in
                        Description                                                      10-Q
                        -----------                                                    -------
         11.        Computation of Earnings per Average Share of Common                   14
                    Stock Assuming Full Dilution from Conversion of the
                    $4.60 and $4.36 Convertible Preferred Series.

         27.        Financial Data Schedule                                            See Separate
                                                                                          Volume

                    Additional Exhibits -

         99.0        Computation of Ratio of Earnings to Fixed Charges                    15

         99.1        Computation of Ratio of Earnings to Fixed Charges and
                       Preferred Stock Dividends                                          16

         (b)        Reports on Form 8-K:

                    On February 3, 1995, the Company filed a report on Form 8-K reporting that on January 31, 1995, a Distribution
                    Agreement had been executed with Salomon Brothers Inc; M.R.
                    Beal & Company; Lehman Brothers Inc. and Merrill
                    Lynch & Co. for issuance of up to $150 million of Medium-Term Notes.



                                   SIGNATURE


                    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            WASHINGTON GAS LIGHT COMPANY
                                          --------------------------------
                                                    (Registrant)




  Date    May 15, 1995                       /s/ Frederic M. Kline
       -------------------                --------------------------------
                                                     Controller
                                           (Principal Accounting Officer)