Form 10-Q
period 1995-06-30
WASHINGTON GAS LIGHT CO
filed 1995-08-14
CIK 104819

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


(Mark One)

   / X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 1995
                               -----------------------------------------------


                                       OR

   /   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



For the transition period from __________________  to ________________________

Commission file number                             1-1483
                       -------------------------------------------------------


                         WASHINGTON GAS LIGHT COMPANY
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


    District of Columbia and Virginia                         53-0162882
--------------------------------------------            ----------------------
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)


   1100 H Street, N. W., Washington, D. C.                      20080
--------------------------------------------            ----------------------
      (Address of principal executive)                        (Zip Code)


Registrant's telephone number, including area code          (703) 750-4440
                                                        ----------------------



                                     NONE
------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes   X    No
                                                       -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock $1.00 par value                       42,784,077                         July 31, 1995
----------------------------                ------------------------          -----------------------------
          Class                                Number of Shares                          Date

                          WASHINGTON GAS LIGHT COMPANY


                                     INDEX

                                                                                                          Page No.
                                                                                                          --------
PART  I.  Financial Information:

      Item 1.  Financial Statements

         Consolidated Balance Sheet -
           June 30, 1995 and September 30, 1994.............................................                2

         Consolidated Statement of Income -
           Three Months Ended June 30, 1995 and 1994........................................                3

         Consolidated Statement of Income -
           Nine Months Ended June 30, 1995 and 1994.........................................                4

         Consolidated Statement of Cash Flows -
           Nine Months Ended June 30, 1995 and 1994.........................................                5

         Notes to Consolidated Financial Statements.........................................               6-7

      Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................................              8-10

PART II.  Other Information:

      Item 5.     Other Information..........................................................             11-12

      Item 6.     Exhibits and Reports on Form 8-K...........................................               13

      Signatures............................................................................                13

                          WASHINGTON GAS LIGHT COMPANY

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                                                       June 30,                 Sept. 30,
                                                                         1995                      1994
                                                                     ------------              ------------
                                                                                  (Thousands)
ASSETS

PROPERTY, PLANT AND EQUIPMENT
  At original cost.......................................            $  1,578,640             $  1,516,201
  Accumulated depreciation and amortization..............                (542,010)                (521,180)
                                                                     ------------             ------------
                                                                        1,036,630                  995,021
                                                                     ------------             ------------
CURRENT ASSETS
  Cash and cash equivalents..............................                  77,016                    3,522
  Accounts receivable, less reserve......................                  67,854                   74,754
  Inventories and storage gas costs......................                  48,489                   74,958
  Deferred income taxes..................................                  15,190                   14,369
  Other prepayments, principally taxes...................                   6,576                    7,842
                                                                     ------------             ------------
                                                                          215,125                  175,445
                                                                     ------------             ------------

DEFERRED CHARGES AND OTHER ASSETS........................                 146,807                  162,488
                                                                     ------------             ------------

      TOTAL..............................................            $  1,398,562             $  1,332,954
                                                                     ============             ============

CAPITALIZATION AND LIABILITIES

CAPITALIZATION
   Common shareholders' equity...........................            $    534,935             $    485,504
   Preferred stock.......................................                  28,477                   28,498
   Long-term debt........................................                 379,040                  342,270
                                                                     ------------             ------------
                                                                          942,452                  856,272
                                                                     ------------             ------------

CURRENT LIABILITIES
   Current maturities of long-term debt..................                   2,505                    8,560
   Notes payable.........................................                    -                      52,912
   Accounts and wages payable............................                  77,890                   84,961
   Customer deposits and advance payments................                   6,642                   15,741
   Accrued taxes and interest............................                  44,750                   15,171
   Other current liabilities.............................                  29,705                   23,578
                                                                     ------------             ------------
                                                                          161,492                  200,923
                                                                     ------------             ------------

DEFERRED CREDITS.........................................                 294,618                  275,759
                                                                     ------------             ------------

      TOTAL..............................................            $  1,398,562             $  1,332,954
                                                                     ============             ============





See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)


                                                                                Three Months Ended
                                                                       -------------------------------------
                                                                       June 30, 1995           June 30, 1994
                                                                       -------------           -------------
                                                                        (Thousands, Except Per Share Data)

OPERATING REVENUES........................................           $    131,916             $    130,907
Cost of Gas...............................................                 57,717                   63,220
                                                                     ------------             ------------
NET REVENUES..............................................                 74,199                   67,687
                                                                     ------------             ------------

OTHER OPERATING EXPENSES
   Operation..............................................                 40,168                   40,984
   Maintenance............................................                  7,912                    8,901
   Depreciation and amortization..........................                 11,781                   10,935
   General taxes..........................................                 14,653                   14,877
   Income taxes...........................................                 (2,546)                  (5,211)
                                                                     ------------             ------------
                                                                           71,968                   70,486
                                                                     ------------             ------------

OPERATING INCOME (LOSS)...................................                  2,231                   (2,799)
Other Income - Net........................................                    200                      335
                                                                     ------------             ------------

INCOME (LOSS) BEFORE INTEREST EXPENSE.....................                  2,431                   (2,464)
Interest Expense..........................................                  7,872                    7,665
                                                                     ------------             ------------

NET LOSS..................................................                 (5,441)                 (10,129)
Dividends on Preferred Stock..............................                    333                      333
                                                                     ------------             ------------

NET LOSS APPLICABLE TO COMMON STOCK.......................            $    (5,774)             $   (10,462)
                                                                     ============             ============

AVERAGE COMMON SHARES OUTSTANDING
  (See Note B to the Consolidated Financial
    Statements)...........................................                 42,679                   41,932
                                                                     ============             ============

LOSS PER AVERAGE SHARE OF COMMON STOCK
   (See Exhibit 11 for computation of fully
   diluted earnings per average share and Note
   B to the Consolidated Financial Statements)............            $     (0.14)             $     (0.25)
                                                                     ============             ============

DIVIDENDS DECLARED PER COMMON SHARE (See Note
   B to the Consolidated Financial Statements)............            $       .28             $     .2775
                                                                     ============             ============





See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)


                                                                                 Nine Months Ended
                                                                      ---------------------------------------
                                                                      June 30, 1995             June 30, 1994
                                                                      -------------             -------------
                                                                        (Thousands, Except Per Share Data)
OPERATING REVENUES.........................................           $   728,481              $   812,313
Cost of Gas................................................               347,710                  416,369
                                                                      -----------              -----------
NET REVENUES...............................................               380,771                  395,944
                                                                      -----------              -----------

OTHER OPERATING EXPENSES
   Operation...............................................               124,333                  130,250
   Maintenance.............................................                23,281                   26,943
   Depreciation and amortization...........................                34,656                   31,734
   General taxes...........................................                56,933                   59,620
   Income taxes............................................                44,371                   47,200
                                                                      -----------              -----------
                                                                          283,574                  295,747
                                                                      -----------              -----------

OPERATING INCOME...........................................                97,197                  100,197
Other Income (Loss) - Net..................................                 2,752                     (853)
                                                                      -----------              -----------

INCOME BEFORE INTEREST EXPENSE.............................                99,949                   99,344
Interest Expense...........................................                24,226                   24,263
                                                                      -----------              -----------

NET INCOME.................................................                75,723                   75,081
Dividends on Preferred Stock...............................                 1,000                    1,001
                                                                      -----------              -----------

NET INCOME APPLICABLE TO COMMON STOCK......................           $    74,723              $    74,080
                                                                      ===========              ===========

AVERAGE COMMON SHARES OUTSTANDING
   (See Note B to the Consolidated Financial
   Statements).............................................                42,485                   41,748
                                                                      ===========              ===========

EARNINGS PER AVERAGE SHARE OF COMMON STOCK
   (See Exhibit 11 for computation of fully
   diluted earnings per average share and Note
   B to the Consolidated Financial Statements).............           $      1.76              $      1.77
                                                                      ===========              ===========

DIVIDENDS DECLARED PER COMMON SHARE (See Note
   B to the Consolidated Financial Statements).............           $     .8375              $     .8275
                                                                      ===========              ===========





See accompanying Notes to Consolidated Financial Statements.

W                          WASHINGTON GAS LIGHT COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                                Nine Months Ended
                                                                      ---------------------------------------
                                                                      June 30, 1995             June 30, 1994
                                                                      -------------             -------------
                                                                                  (Thousands)
OPERATING ACTIVITIES
Net Income.....................................................      $     75,723             $     75,081
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization (a)........................            39,025                   35,602
      Deferred income taxes-net................................            (4,404)                   4,763
      Amortization of investment tax credits...................              (745)                    (762)
      Allowance for funds used during construction.............              (380)                    (138)
      Other noncash charges and credits-net....................             1,878                    9,108
                                                                     ------------             ------------
                                                                          111,097                  123,654
Changes in assets and liabilities:
      Accounts receivable and accrued utility
           revenues............................................             4,052                  (18,625)
      Gas costs due from/to customers-net......................            11,922                   (2,730)
      Storage and prepaid gas costs............................            25,612                   40,633
      Other prepayments, principally taxes.....................             1,266                    3,472
      Accounts and wages payable...............................           (10,203)                 (15,316)
      Customer deposits and advance payments...................            (9,099)                 (10,031)
      Accrued taxes............................................            23,053                   19,559
      Accrued interest.........................................             6,526                    5,605
      Pipeline refunds due customers...........................            (3,210)                   5,828
      Deferred purchased gas costs.............................            25,524                   11,379
      Other-net................................................             9,094                   (1,547)
                                                                     ------------             ------------
        Net Cash Provided by Operating Activities..............           195,634                  161,881
                                                                     ------------             ------------

FINANCING ACTIVITIES
Common stock issued............................................            10,133                   10,687
Long-term debt issued..........................................            40,000                   36,016
Long-term debt retired.........................................            (9,322)                 (35,680)
Notes payable-net..............................................           (52,912)                 (21,454)
Dividends on common and preferred stock........................           (36,419)                 (36,041)
                                                                     ------------             ------------
        Net Cash Used in Financing Activities..................           (48,520)                 (46,472)
                                                                     ------------             ------------

INVESTING ACTIVITIES
Proceeds from sale of non-utility subsidiary...................             2,000                     -
Capital expenditures...........................................           (75,620)                 (80,291)
                                                                     ------------             ------------
        Net Cash Used in Investing Activities..................           (73,620)                 (80,291)
                                                                     ------------             ------------

INCREASE IN CASH AND CASH EQUIVALENTS..........................            73,494                   35,118
Cash and Cash Equivalents at Beginning of Period...............             3,522                    4,865
                                                                     ------------             ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................      $     77,016             $     39,983
                                                                     ============             ============

(a)   Includes amounts charged to other accounts.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Income taxes paid...........................................       $    27,980             $     22,156
   Interest paid...............................................       $    16,997             $     17,707



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

B. On May 1, 1995, the additional shares issued in connection with the Company's two for-one stock split were distributed to stockholders. All share disclosures and per share calculations included in this report are on a post-split basis.

C. Due to the seasonal nature of the Company's business, the results of operations shown are not indicative of the results to be expected for the fiscal year ended September 30, 1995.

D. The Company's major provider of pipeline services, Columbia Gas Transmission Corporation (CGT), as well as CGT's parent, The Columbia Gas System, Inc. (CGS), continue to operate as debtors in possession under Chapter 11 of Title 11 of the Bankruptcy Code. The services received by the Company as a customer of CGT have not been adversely affected by these bankruptcy proceedings.

      CGT and CGS filed reorganization plans and disclosure statements with the U.S. Bankruptcy Court on April 17, 1995. CGT's reorganization plan includes a comprehensive settlement, filed with the Bankruptcy Court and the Federal Energy Regulatory Commission (FERC), with CGT's customers that encompasses Order No. 636 issues as well as the resolution of other FERC proceedings. FERC has approved the settlement which encompasses 113 FERC proceedings and 39 related appeals.

      Full effectuation of the customer settlement requires confirmation of the CGS and CGT plans. Under the CGT plan, the Company would receive a net refund from CGT of approximately $6 million after offsetting remaining payments for transition costs due CGT as a result of Order No. 636 against refunds due from CGT from prior regulatory proceedings that were pending at the time CGT filed a petition in bankruptcy. If the plans are confirmed, the net refund noted above would be distributed in early calendar year 1996. The refund received by the Company would be returned to the Company's customers.

      The Bankruptcy Court (Court) has approved a settlement with the producers which is incorporated as a separate element in the CGT plan. The Court has also approved CGT's and CGS' Disclosure Statements and a voting procedure whereby individual creditors of each entity can vote to accept or reject the respective plans. After a solicitation period of sixty
      (60) days, the Court will hold a confirmation hearing to rule on the plans.

      The Company believes that it will continue to have access to reliable pipeline services when CGT emerges from bankruptcy.

E. On April 29, 1994, the Company's Virginia Division filed a request with the State Corporation Commission of Virginia (SCC of VA) for a rate increase of $15.7 million, or 6.4%. In this filing, the Company requested recovery of the additional costs associated with implementing Statement of Financial Accounting Standards (SFAS) No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." The increase in rates that is likely to result from the final decision by the SCC of VA in this proceeding will cause the Company to record expenses applicable to SFAS No. 106 of approximately $5.5 million in fiscal year 1995.

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

      On May 26, 1995, a Hearing Examiner designated by the SCC of VA issued a report on the Company's rate request. The report recommended an increase in retail rates of $6.9 million and a return on equity of 11.50%. The report of the Hearing Examiner is being reviewed by the SCC of VA and a final order from the SCC of VA is currently expected in the fourth fiscal quarter of 1995.

F. The Company's accounting policies and the accompanying consolidated financial statements conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of the Company's operations is no longer subject to the provisions of SFAS No. 71, as a result of a change in regulation or the effects of competition, the Company would be required to write off related regulatory assets and liabilities. In addition, the Company would be required to determine any impairment to other assets and write down the assets to their fair value.

      In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets. The standard also requires that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings. The Company is required to adopt this standard no later than October 1, 1996. SFAS No. 121 is not currently expected to have an impact on the Company's financial position or results of operations upon adoption.

                          WASHINGTON GAS LIGHT COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three months ended June 30, 1995 vs. June 30, 1994

         For the three months ended June 30, 1995, the net loss applicable to common stock amounted to $5.8 million, which represented a $4.7 million smaller loss as compared to the same period in the prior year. The loss per average common share was $.14, compared to a loss of $.25 per average common share last year. Average common shares outstanding were 1.8% higher in the current period. The lower loss was due to the effect of higher firm therm sales, rate relief and lower operation and maintenance expenses.

         Net revenues for the period increased by $6.5 million (9.6%) from the same period last year to $74.2 million. Therm sales to firm customers increased by 10.9 million therms (8.3%), due to cooler weather during the current period and the effect of a 3.6% increase in the number of customer meters served. Rate relief placed into effect in the District of Columbia, Virginia and Maryland in August 1994, September 1994 and December 1994, respectively, also contributed to the increase in net revenues.

         Excluding sales for electric generation, therms sold or delivered to interruptible customers increased by 3.4 million therms (5.9%). Margin sharing arrangements in each of the Company's major jurisdictions minimize the effect on net income of increases or decreases in sales and deliveries to the interruptible class. Under these arrangements, a majority of the margins earned on sales and deliveries to these classes are returned to firm customers after a certain gross margin threshold is reached or in exchange for the transfer of a portion of the fixed costs from the interruptible to the firm class.

         Sales made to Potomac Electric Power Company (Pepco), the Company's largest customer, increased by 1.7 million therms (12.9%). Variations in sales volumes to this customer are dependent upon pricing considerations by Pepco and weather-related interruptions in service. Margins earned on such sales are being shared with the Company's firm customers in the State of Maryland and variations in volumes sold to Pepco therefore have a minimal effect on net income. However, these sales do improve the Company's competitive position in the Maryland jurisdiction.

         Operation and maintenance expenses declined by $1.8 million (3.6%) from the same period last year. Contributing to the decline were lower Demand Side Management (DSM) expenses in the State of Maryland. DSM expenses are recovered in revenues; expenses associated with this program therefore have no effect on net income.

         Depreciation and amortization increased by $846,000 (7.7%) due primarily to depreciation on the Company's rising investment in depreciable plant.


Nine months ended June 30, 1995 vs. June 30, 1994

         For the nine months ended June 30, 1995, net income applicable to common stock amounted to $74.7 million, which represented an increase of $643,000 from the same period in the prior year. Earnings per average common share were $1.76 which was $.01 per average common share lower than for the nine month period ended June 30, 1994, due to a 1.8% increase in the number of average common shares outstanding. The effect of lower firm therm sales resulting from significantly warmer weather than last year did not fully offset the effect of rate relief, a greater number of customer meters, lower other operating expenses and an improvement in other income (loss) - net in the current year.

         Net revenues for the period declined $15.2 million (3.8%) from the same period last year to $380.8 million. Therm sales to firm customers dropped
111.7 million therms (10.9%) which resulted from weather that was 15.7% warmer than the prior year. The above-mentioned 3.6% increase in the number of customer meters mitigated the effect of the warmer weather. Rate relief placed into effect in the District of Columbia, Virginia and Maryland in August 1994, September 1994 and December 1994, respectively, also served to partially offset the detrimental impact of the warmer weather conditions.

         Excluding sales for electric generation, therms sold or delivered to interruptible customers increased by 43.9 million therms (20.8%). The increase resulted primarily from prolonged interruptions in service to these customers during the quarter ended March 31, 1994.

         Sales made to Pepco increased by 18.8 million therms to 42.1 million therms, due primarily to interruptions in service to this customer during the quarter ended March 31, 1994.

         Operation and maintenance expenses declined by $9.6 million (6.1%) from the same period last year due primarily to lower labor expenses, lower provisions for injuries and damages and lower uncollectible accounts expenses resulting from the warmer weather. An increased provision for postretirement medical and life insurance costs resulting from additional recognition of these costs in retail rates partially offset these factors.

         Depreciation and amortization increased by $2.9 million (9.2%) due primarily to depreciation on the Company's rising investment in depreciable plant.

         General taxes dropped by $2.7 million (4.5%) due primarily to the effect of the warmer weather on revenue-based gross receipts taxes. These taxes are recovered in the Company's retail rates and fluctuations in such amounts therefore have no effect on net income.

         Other income (loss) - net improved by $3.6 million due primarily to a $1.9 million gain on the sale of a non-utility subsidiary in the current nine month period and the absence in the current period of valuation reserves related to various non-utility activities.


LIQUIDITY AND CAPITAL RESOURCES

         Capital expenditures for the first nine months of fiscal year 1995 were $75.6 million. To fund construction expenditures and other capital requirements, the Company draws upon both internal and external sources of cash. The Company's ability to generate adequate cash internally depends upon a number of factors, including the timing and amount of rate increases received and the level of therm sales. The level of therm sales is almost exclusively dependent upon the number of customer meters and the variability of the weather.

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

                          WASHINGTON GAS LIGHT COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONT'D)

      Net cash provided by operating activities was $195.6 million during the first nine months of fiscal year 1995 and compares to $161.9 million for the same period in fiscal year 1994. The increase in the current period is primarily attributable to lower funds used to support accounts receivable and accrued utility revenues resulting from lower sales and a reduced cost of gas, along with a greater overcollection of gas costs from customers. These factors were partially offset by a reduced source of funds from storage gas in the current year resulting from significantly greater use of storage inventories during the first nine months of fiscal year 1994.

      The Company uses short-term debt, usually in the form of commercial paper, to fulfill its seasonal cash requirements. Alternative seasonal sources include unsecured lines of credit and a revolving credit agreement maintained with a consortium of banks. The revolving credit agreement provides borrowing capacity of $130 million. These financing options may be activated to support or replace the Company's commercial paper. Excluding current maturities, the Company had no short-term debt outstanding at June 30, 1995, a $52.9 million decline from the balance at September 30, 1994.

      In the current quarter, the Company issued $20 million in Medium-Term Notes (MTNs). These notes have 30-year terms with 10 year put and call options. The Notes bear interest at a rate of 6.50%. During the nine month period ended June 30, 1995, the Company issued $40 million in MTNs.

      The $9.3 million of long-term debt retired during the current fiscal year primarily represented Medium-Term Note maturities.

      During the nine months ended June 30, 1995, the Company sold with recourse, $36.9 million of non-utility accounts receivable. This compares to $29.8 million sold in the nine months ended June 30, 1994.

                          PART II.   OTHER INFORMATION




Item 5. Other Information


      A. On January 26, 1995, Shenandoah Gas Company (Shenandoah), a distribution subsidiary serving portions of Virginia and West Virginia, filed for a rate increase with the Public Service Commission of West Virginia (PSC of WVA). The request sought an increase in annual revenues of $791,000, an overall rate of return of 10.44% and a return on equity of 12.5%.

      On July 13, 1995, a joint stipulation and agreement between the Staff of the PSC of WVA and Shenandoah was submitted during a public hearing. The settlement agreement provides for an annual revenue increase of $522,000, proposed to take effect on December 1, 1995. The agreement did not specify a return on equity or an overall rate of return. Shenandoah is currently awaiting a decision on the agreement from the PSC of WVA.

      B. On May 31, 1995, the three year labor agreement between the Company and the approximately 1,050 member bargaining unit of the International Union of Gas Workers (IUGW) expired. The Company granted the IUGW three extensions of discussion deadlines during which union-eligible employees continued working without a contract while wages and benefits remained unchanged.

      On May 25, 1995, the union membership voted to give its leadership authority to strike. On June 9, 1995, after a federal mediator had been brought in on May 30, 1995 to assist the parties in negotiation, the union voted to reject the Company's contract offer. Although the union leadership did not call a strike, they expressed a willingness to call a strike when appropriate. Faced with this potential for a strike and the Company's responsibility to provide uninterrupted natural gas service to its customers, the Company exercised its rights under the labor laws by locking out IUGW-eligible employees, effective 12 o'clock a.m. on June 10, 1995. The Company is continuing to provide service to its customers through the efforts of its management workforce and outside contractors. Members of another union represented at the Company are performing their normal job duties.

      Both the Company and the IUGW have filed charges against each other before the National Labor Relations Board (NLRB) claiming unfair labor practices including, among other things, bad faith bargaining. The Company denies these charges by the IUGW and is vigorously defending itself against them. If it were determined by the NLRB that the Company had not bargained in good faith, the Company could be liable for back wages which would have been earned had the union employees been at work during the period of the lockout.

      The Company remains committed to negotiating in good faith with the IUGW with the goal of reaching a mutually acceptable agreement to best serve its customers, its employees and its shareholders.

      C. On June 30, 1995, the Company filed proposed tariffs with the Public Service Commission of Maryland (PSC of MD) that would take significant steps toward unbundling services that have historically been offered as a package.

      On August 2, 1995, the PSC of MD approved the tariff filings. The tariffs will increase opportunities for the Company to tailor new services to meet the needs of firm and interruptible customers and will allow these customers the flexibility to acquire their gas supplies from the supplier of their choice, thus creating new market opportunities and challenges for the Company.

      Under the approved tariffs, all interruptible customers in Maryland will become delivery service customers. Furthermore, they must elect whether to buy gas from the company (city gate service) or from a third party supplier. Despite the election, the Company will provide delivery service to transport the gas through its distribution system to the customer. The Company will continue to share the gross margins from the delivery service, with 92% being returned to firm customers and 8% being retained by the Company after a certain gross margin threshold is reached. However, in recognition of the increased costs and risks in making gas sales to interruptible customers, whether on system or off system, margins on city gate service will be shared equally, with 50% being returned to firm customers and 50% retained by the Company.

      Additionally, transportation options for firm group metered apartments and firm commercial customers will expand, by decreasing the annual minimum requirement in order for a customer to avail itself of delivery service from 80,000 therms to 40,000 therms. A city gate gas supply service is also being offered to these delivery service customers and will be provided as an additional service to compete with gas supplied by third party suppliers. Margin sharing will be utilized for margins derived from this city gate gas supply service, with 50% being returned to firm customers and 50% retained by the Company.

      Under a two year pilot program, small volume non-residential firm customers who secure their own gas supplies from a third party supplier will collectively be assigned 3,000 dekatherms per day of the Company's firm interstate pipeline capacity, at cost, to transport the supplies.

      In a first step toward unbundling for residential customers in Maryland, the price of gas purchased and the price of the delivery of the gas to the customer will be stated separately on the customer's bill. Although this change will have no effect on the amount of a residential customer's bill, it will serve to inform such customers of the prices they pay for the components of service they are receiving.

      Implementation of the unbundled service will begin on September 1, 1995 for interruptible customers, on November 1, 1995 for firm commercial and group metered apartment customers burning at least 40,000 therms per year and on May 1, 1996 for the pilot program to be offered to all non-residential firm customers.

      D. On July 7, 1995, Shenandoah filed an application with the SCC of VA under the expedited rate case rules for an increase in annual revenues of approximately $1.2 million. The request included an overall return of 9.88% and a return on equity of 11.50%. New rates were placed into effect, subject to refund, on August 6, 1995.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits Filed Herewith:

                                                                                                        Page in
                          Description                                                                     10-Q
                          -----------                                                                   --------
     11.   Computation of Earnings (Loss) per Average Share of Common                                      14
           Stock Assuming Full Dilution from Conversion of the
           $4.60 and $4.36 Convertible Preferred Series.

           Additional Exhibits -

     27.   Financial Data Schedule                                                                    See Separate
                                                                                                          Volume

     99.0  Computation of Ratio of Earnings to Fixed Charges                                               15

     99.1  Computation of Ratio of Earnings to Fixed Charges and
             Preferred Stock Dividends                                                                     16

     (b)  Reports on Form 8-K:

          On June 23, 1995, the Company filed a report on Form 8-K stating that the Company locked out employees represented by the International Union of Gas Workers on June 10, 1995.





                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               WASHINGTON GAS LIGHT COMPANY
                                             --------------------------------
                                                        (Registrant)




Date    August 14, 1995                            /s/ Frederic M. Kline
     ----------------------                     -----------------------------
                                                        Controller
                                               (Principal Accounting Officer)