Form 10-K405
period 1995-09-30
WASHINGTON GAS LIGHT CO
filed 1995-12-14
CIK 104819

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-K

(Mark One)

  / X /    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        September 30, 1995
                          ------------------------------------------------------

                                       OR

  /   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ---------------------

Commission file number                             1-1483
                       ---------------------------------------------------------

                         WASHINGTON GAS LIGHT COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     District of Columbia and Virginia                          53-0162882
-------------------------------------------          -------------------------------
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)

1100 H Street, N. W., Washington, D. C.                            20080
-------------------------------------------          -------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code          (703) 750-4440
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
        Title of each class                                which registered
------------------------------------            ------------------------------------
Common Stock $1.00 par value                        New York Stock Exchange
                                                    Philadelphia Stock Exchange
Preferred Stock, cumulative,
  without par value:
     $4.25 Series                                   Philadelphia Stock Exchange
     $4.36 Convertible Series                       Philadelphia Stock Exchange
     $4.60 Convertible Series                       Philadelphia Stock Exchange
     $4.80 Series                                   Philadelphia Stock Exchange
     $5.00 Series                                   Philadelphia Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X    No
                                                 -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                        $  911,829,000             November 30, 1995
                      ------------------         -----------------------
                           Market Value                   Date

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


Common Stock $1.00 par value             43,065,292                November 30, 1995
----------------------------       ----------------------        ---------------------
             Class                    Number of Shares                    Date


                      DOCUMENTS INCORPORATED BY REFERENCES


        List hereunder the following documents if incorporated by reference and the Part of the Form 10-K:


PART   I -  Annual Report to Shareholders for the fiscal year ended September
            30, 1995.

PART  II -  Annual Report to Shareholders for the fiscal year ended September
            30, 1995 (Pages 22 through 47).

PART III -  Proxy Statement dated January 19, 1996 (Pages 2 through 12).

PART  IV -  Form S-7 Registration Statement number 2-53658, filed May 12, 1975, and Amendment No. 2 thereof, filed June 24, 1975.

                               TABLE OF CONTENTS

PART I                                                                              PAGE
------                                                                              ----
   Item 1.   Business
               Subsidiaries......................................................     2
               Rate Regulation, Retail Gas Rates, Recent Rate Increases..........     3
               Gas Supply and Capacity...........................................     6
               Columbia Bankruptcy...............................................     8
               Environmental Matters.............................................     9
               Competition.......................................................    10
               Other.............................................................    11

   Item 2.   Properties..........................................................    12

   Item 3.   Legal Proceedings...................................................    13

   Item 4.   Submission of Matters to a Vote of Security Holders.................    13

   Executive Officers of the Registrant..........................................    14


PART II
-------

   Item 5.   Market for Registrant's Common Equity and Related
                Stockholder Matters..............................................    16

   Item 6.   Selected Financial Data.............................................    16

   Item 7.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations....................    16

   Item 8.   Financial Statements and Supplementary Data.........................    16

   Item 9.   Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure...........................    16

PART III
--------

   Item 10.  Directors and Executive Officers of the Registrant..................    16

   Item 11.  Executive Compensation..............................................    16

   Item 12.  Security Ownership of Certain Beneficial Owners
                and Management...................................................    16

   Item 13.  Certain Relationships and Related Transactions......................    16

PART IV
-------

   Item 14.  Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K..............................................    17

   Auditors' Report on Schedules.................................................    21

   Signatures....................................................................    24

                                     PART I

ITEM  1. BUSINESS


        Washington Gas Light Company (Company) provides natural gas service to metropolitan Washington, D.C. and adjoining areas through three divisions and two distribution subsidiaries. The Company has been engaged in the gas distribution business for 147 years, having been originally incorporated by an Act of Congress in 1848. It became a domestic corporation of the Commonwealth of Virginia in 1953 and a corporation of the District of Columbia in 1957.

        The Company's three jurisdictional divisions are located in the District of Columbia, Maryland and Virginia. Portions of West Virginia are served by one of the Company's distribution subsidiaries. The population of the area served is estimated to be 4.5 million. As of September 30, 1995, the Company and its distribution subsidiaries served 750,849 customer meters. A listing of meters served and therms delivered as of and for the twelve months ended September 30, 1995 by jurisdiction is shown in the table below. A therm of gas contains 100,000 British Thermal Units of heat, the heat content of approximately 100 cubic feet of natural gas.



                                                        Therms Delivered
          Jurisdiction             Meters Served           (millions)
          ------------             -------------        ----------------
      District of Columbia           144,407                    315
      Maryland                       314,707                    669
      Virginia                       289,050                    432
      West Virginia                    2,685                     24
                                     -------                  -----

        Total                        750,849                  1,440
                                     =======                  =====


        Of the 1,440 million therms delivered in fiscal year 1995, 42% was sold to firm residential customers, 28% was sold to firm commercial and industrial customers, 17% was sold to interruptible commercial and industrial customers, 9% was delivered to an interruptible electric generation facility and 4% was delivered to various end-use customers. Therms delivered by the parent company amounted to 1,346 million therms, or 93% of the total consolidated deliveries.

                                  SUBSIDIARIES

        The Company has five wholly-owned active subsidiaries which are described below.

        Shenandoah Gas Company (Shenandoah) is engaged in the distribution and sale of natural gas at retail in the Shenandoah Valley, including Winchester, Middletown, Strasburg, Stephens City and New Market, Virginia, and Martinsburg, West Virginia. Deliveries of natural gas for the twelve months ended September 30, 1995 totalled 58 million therms, of which 11% was sold to firm residential customers, 30% was sold to firm commercial and industrial customers, 56% was sold to interruptible commercial and industrial customers, and 3% was delivered to various end-use customers.

        Frederick Gas Company, Inc. (Frederick) distributes and sells natural gas at retail in Frederick County, Maryland in and near the City of Frederick. It also provides propane gas service in Frederick County. Deliveries of natural gas for the twelve months ended September 30, 1995 totalled 36 million therms, of which 20% was sold to firm residential customers, 29% was sold to firm commercial and industrial customers, 48% was sold to interruptible commercial and industrial customers and 3% was delivered to various end-use customers. This subsidiary will be merged with the parent company effective January 1, 1996, in an effort to increase operating efficiencies. Frederick and the parent company share the same rate structure in the Maryland jurisdiction.

        Hampshire Gas Company (Hampshire) operates an underground gas storage field in the vicinity of Augusta, West Virginia on behalf of the Company under a cost of service tariff regulated by the Federal Energy Regulatory Commission
(FERC).

        Crab Run Gas Company (Crab Run) is an exploration and production subsidiary whose assets are being managed by an Oklahoma-based limited partnership. At September 30, 1995, Crab Run's investment in this partnership amounted to $1.1 million. The Company expects that any additional investments in the partnership will be minimal.

        Washington Resources Group, Inc. (WRG) is a non-utility subsidiary that holds the Company's diversified operations, except for Crab Run, to more clearly delineate non-utility operations from the regulated utility businesses. For several years, the operations of this subsidiary, excluding a real estate venture described below, have been continually declining as the Company has increased its emphasis on developing opportunities in the regulated natural gas distribution business. As the utility industry continues to undergo the effects of increased competition and deregulation, the Company foresees the possibility of performing activities that have historically been considered part of the regulated utility business in unregulated, non-utility subsidiaries. WRG's subsidiaries are described below.

        Washington Gas Energy Systems, Inc. previously supplied and installed residential and commercial energy conservation products and services. On May 12, 1995, the assets of this subsidiary were sold and this company is currently inactive.

        Brandywood Estates, Inc. (Brandywood) is a general partner, along with a major developer, in a venture designed to develop 1,600 acres in Prince George's County, Maryland for sale or lease. This acreage was contributed to the Brandywood Development Limited Partnership by Brandywood in 1992. Brandywood continues to have sole ownership of approximately 1,000 additional acres adjacent to this property that are not being currently developed or otherwise utilized.

        Advanced Marketing Concepts, Inc. provides services primarily in the area of energy-related home improvements.

            RATE REGULATION, RETAIL GAS RATES, RECENT RATE INCREASES

RATE REGULATION

        The Company is regulated by the Public Service Commission of the District of Columbia (PSC of DC), the Public Service Commission of Maryland (PSC of MD) and the State Corporation Commission of Virginia (SCC of VA). Shenandoah is regulated by the SCC of VA and the Public Service Commission of West Virginia (PSC of WVA). The PSC of MD regulates Frederick and the FERC regulates Hampshire.

        The PSC of DC consists of three full-time members who are appointed by the Mayor and confirmed by the District of Columbia City Council. The term of each commissioner is four years. There are no limitations on the number of terms that can be served. There is no statutory suspension period related to rate requests.

        The PSC of MD consists of five full-time members who are appointed by the Governor and confirmed by the Senate of Maryland. The term of each commissioner is five years. There are no limitations on the number of terms that can be served. The Company is required to give 30 days' notice when filing for a rate increase. The PSC of MD may initially suspend the proposed increase for 150 days beyond the 30-day notice period and then has the option to extend the suspension for an additional 30 days. If action has not been taken after 210 days, rates may be placed into effect subject to refund.

        The SCC of VA consists of three full-time members who are elected by the General Assembly of Virginia. A commissioner's term is for six years with no limitation on the number of terms that can be served. An Expedited Rate Case
(ERC) procedure is available which provides that rate increases may take effect 30 days after the filing date. Under the ERC mechanism, the Company may not propose any changes in accounting policies and the rate of return on common equity cannot be modified from the rate established in the last fully adjudicated case. General rate applications may take effect 150 days after the filing. Before new rates become final, both types of application are subject to refund.

RETAIL GAS RATES

        In the District of Columbia jurisdiction, the firm residential and non-residential rate schedules are based upon a customer charge designed to recover certain fixed costs and a flat commodity rate per therm. In addition to this two-part rate design, a peak usage charge is in place for non-residential firm customers. This charge was established to encourage conservation during periods of peak demand and to encourage cost-effective use of natural gas during non-peak periods. In the Maryland and Virginia jurisdictions, the rate schedules for firm service are comprised of a fixed customer charge and declining block commodity rates. The current firm tariff provisions in all jurisdictions contain a purchased gas adjustment clause which allows the Company to pass on any increases or decreases in gas costs from a stipulated base cost. Moreover, each jurisdiction in which the Company and its distribution subsidiaries operate provides for an annual reconciliation of total gas costs billed firm customers with the actual cost of gas incurred.

        Interruptible customers must be able to use another form of energy in addition to natural gas to satisfy their requirements. The alternative fuel most often used by interruptible customers is fuel oil. The prices for gas service associated with interruptible contracts are driven by the comparative cost of gas and the cost of customers' alternative fuels. Service to interruptible customers has historically been based on short-term contracts. However, recent regulatory proceedings have permitted increased flexibility for
negotiating long-term contracts.   In the District of Columbia, the Company
received authority in 1994 from the PSC of DC to offer long-term and fixed price contracts to its interruptible customers in this jurisdiction.

        In the Maryland jurisdiction, significant steps have been taken toward separating (unbundling) rates charged for gas utility services traditionally priced as a package. The most significant services being unbundled are the sale of the gas commodity and the transporting of such gas through the Company's distribution system to the customer (delivery service). Effective September 1, 1995, all interruptible customers are charged separately for delivery service and must elect whether to buy gas from the Company or a third-party supplier such as marketers or other gas companies. Additionally, on November 1, 1995, certain large volume firm customers were given the option to have the sale and delivery of natural gas unbundled. A residential unbundled rate pilot program is expected to be implemented in late 1996. The Company's firm cost of gas purchased related to bundled sales of natural gas will continue to be collected under the purchase gas tariff provisions mentioned above.

        All of the Company's major divisions have rate structures which provide for the firm ratepayers and the Company to share portions of gross margins from sales to the interruptible customer class. The majority of these margins are returned to firm customers after a gross margin threshold is reached or in exchange for a shift of a portion of fixed costs from the interruptible to the firm class.
The Company also retains 100% of the gross margins associated with sales to interruptible customers in the Maryland jurisdiction until the Company has recovered its investment and capital costs associated therewith. This arrangement has been in effect in Maryland for interruptible customers added since August 1989.

RECENT RATE INCREASES

        On December 18, 1992, the District of Columbia division of the Company filed a request for an increase in annual revenues of $24.5 million from the PSC of DC. The request included an overall rate of return of 10.6%, a return on equity of 12.75% and a 54.1% common equity ratio. In addition to requesting the recovery of routine increased operating expenses, the Company requested recovery of additional costs associated with a Demand Side Management (DSM) program and the incremental portion of costs related to implementing Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS No. 106). On October 8, 1993, the PSC of DC issued a final order approving a $4.7 million increase, or 2.5%, in annual revenues for this division, effective October 19, 1993. The order, which included an overall rate of return of 9.86% and a return on common equity of 11.5%, established a longer recovery period for DSM costs than the Company had proposed and provided for phased-in, rather than immediate, recognition of the additional costs associated with SFAS No. 106. The incremental costs related to SFAS No. 106 are being phased-in over a five year period. In each year of the phase-in, the company files for an increase in rates, through streamlined procedures, to reflect an additional increment of SFAS No. 106 costs in excess of a stipulated pay-as-you-go level. The difference between the incremental annual amount reflected in rates during the phase-in period and the full SFAS No. 106 cost is being deferred as a regulatory asset and will be collected over a 15-year period beginning in approximately October 1998. As of October 1, 1995, the Company has received three increases to reflect the effect of the phase-in policy.

        On March 31, 1993, the Maryland division of the Company and the Frederick subsidiary filed for an increase in annual revenues of $26.2 million from the PSC of MD. The request included an overall rate of return of 10.63%, a return on common equity of 13.00% and a 54.0% common equity ratio. The request sought recovery of the incremental portion of SFAS No. 106 costs allocable to this jurisdiction, increases in other operating expenses, recovery of costs associated with the growth in rate base and a provision to include treatment of carrying costs on storage gas inventory in the Company's purchased gas adjustment (PGA). On July 29, 1993, the PSC of MD authorized an increase in base rates designed to collect an additional $10.6 million, or 3.7%, in annual revenues effective August 1, 1993. The Order resulted from a settlement agreement entered into by most of the parties to the case. Recovery of SFAS No. 106 costs was not specifically addressed in the Order; however, the amount authorized was sufficient to cover the costs associated with implementing this standard in the Company's Maryland jurisdiction. The Order also included a revision to the Company's PGA to provide for recovery of carrying costs on actual storage gas balances and provided for an annual increase in revenue of $1.0 million resulting from the modification to, or the addition of, certain service-related charges. The return on equity indicated in the Order of 11.50% was not utilized to establish rates.

        On January 14, 1994, the District of Columbia division filed a request for a rate increase with the PSC of DC of $17.3 million or 9%. The request included an overall rate of return of 10.39%, a return on common equity of 12.75% and a 54.3% common equity ratio. On June 3, 1994, a majority of the parties to this case signed a Stipulation and Agreement providing for a $6.4 million annual increase in revenues for this division. The agreement did not specify a rate of return. On August 1, 1994, the PSC of DC issued an order approving the settlement agreement and the new rates were placed into effect on August 1, 1994. Terms of the agreement provided that the Company will not file for additional rate relief prior to April 1, 1996 and that any increase in rates cannot be placed into effect in this jurisdiction before January 1, 1997. The agreement also provided for an increase in the curtailment charge to interruptible customers during periods of interruption and established the previously-discussed peak usage charge for non-residential firm customers.

        On April 29, 1994, the Company's Virginia division filed a request with the SCC of VA for a rate increase of $15.7 million, or 6.4%. The request included an overall rate of return of 10.5%, a return on common equity of 12.75% and a 53.1% common equity ratio. In the filing, the Company requested, among other items, recovery of the additional costs associated with implementing the effects of SFAS No. 106 in accordance with a previously issued generic order by the SCC of VA. On September 27, 1994, the Company implemented rates designed to recover the requested increase of $15.7 million. These rates were collected subject to refund. On September 28, 1995, the SCC of VA issued an order approving an increase in annual revenues of $6.8 million, effective September 27, 1994, which included a return on equity of 11.50% and an overall rate of return of 9.72%. The order also allows the company to collect SFAS No. 106 costs in accordance with the generic order and certain environmental response costs. Amounts associated with the difference between the interim rates that were collected subject to refund and the amount approved by the SCC of VA will be refunded, with interest, by January 1, 1996.

        On June 1, 1994, the Company's Maryland division and the Frederick subsidiary filed a request with the PSC of MD for a rate increase of $17.6 million, or 5.7%. The request included an overall rate of return of 10.6%, a return on common equity of 13.00% and a 54.9% common equity ratio. On October 18, 1994, the PSC of MD issued an order approving an unopposed Stipulation and Agreement signed by a majority of the parties to the case and increased rates were placed into effect on December 1, 1994. These rates were designed to collect an additional $7.4 million annually in base rates.

        On January 27, 1995, Shenandoah filed for a request with the PSC of WVA for an increase in annual revenues of $791,000, or 8.3%. The request included an overall rate of return of 10.44% and a return on common equity of 12.5%. On July 13, 1995, a joint stipulation and agreement between the Staff of the PSC of WVA and Shenandoah was submitted to the PSC of WVA. The agreement provided for an annual increase of $522,000 and did not specify a return on equity or an overall rate of return. An order of the PSC of WVA approving the settlement became effective on September 18, 1995 and new rates were placed into effect on December 4, 1995.

        On July 7, 1995, Shenandoah filed an application with the SCC of VA under expedited rate case rules for an increase in annual revenues of approximately $1.2 million. The request included an overall return of 9.88% and a return on equity of 11.50%. New rates were placed into effect, subject to refund, on August 6, 1995.

                            GAS SUPPLY AND CAPACITY

        As a natural gas distribution company, it is necessary that the Company and its distribution subsidiaries arrange to have natural gas delivered to the entry points (referred to as city gates) of its distribution system using the delivery capacity of interstate pipeline companies. The Company acquires natural gas delivery capacity for itself, Shenandoah and Frederick (Companies), on a system-wide basis because of the integrated nature of the service agreements between the pipelines and the Companies. The Company's supply and capacity plan is based on the requirements of the system and takes into account estimated load growth by type of customer as well as customer attrition and conservation.

        On November 1, 1993, FERC Order No. 636 (Order) was implemented. The Order has required pipelines to restructure their services to enhance competition and maximize the benefits of wellhead price decontrol. This restructuring has been accomplished primarily by unbundling the services provided by the pipelines (the storage and transportation of natural gas) from the pipelines' historical merchant function (purchase and sale of gas). Pipeline companies are required to provide transportation and storage services to gas shippers, such as the Company, that are comparable to the services the Company received in the past. The Companies utilize the delivery capacity of seven pipelines, three of which are major pipelines connecting directly to the Company's distribution system.

        The restructuring of the pipeline industry has had its greatest impact on the operations of local distribution companies such as the Company. The Company is now completely responsible for purchasing its own gas supplies and thus conducts activities previously handled by pipeline companies. The Company must assure that it has sufficient supplies to meet its obligations to serve under all weather conditions. In addition, the Company must now completely arrange for the delivery of the gas supplies it has purchased, using the transportation and storage services rendered by the interstate pipelines. Furthermore, considering the continuing trend toward unbundling the traditional merchant function of the distribution company to procure natural gas and related capacity on behalf of its retail customers, the Company must assure that it only commits to supply and capacity levels that it believes will allow it to remain competitive. The Company has adopted a diversified portfolio approach designed to satisfy the supply and deliverability requirements of its customers. The Company maintains numerous sources of supply, dependable transportation and storage arrangements and its own substantial storage and peaking capabilities to meet the demands of its customers.

        The Company has 15 long-term gas supply contracts with various producers or marketers which expire between 1997 and 2003 and under which the Company can purchase up to 112 million dekatherms of natural gas per year. Any supplies not acquired under these long-term contracts are acquired under seasonal contracts or from short-term purchases on the spot market. In fiscal year 1995, supplies were acquired from a combination of 49 producers or marketers including volumes acquired under the 15 contracts discussed above.

        As reflected in the first table on page 8, there were five sources of delivery through which the Company and its distribution subsidiaries received natural gas to satisfy their sendout requirements in pipeline year 1995 (November 1, 1994 through October 31, 1995) and six sources from which supplies can be received in pipeline year 1996 (November 1, 1995 through October 31, 1996). Firm transportation denotes gas purchased directly from the spot market or under long-term contracts and transported to the city gates in volumes agreed upon by the Company and the applicable pipeline. Transportation storage denotes volumes purchased by the Company on the spot market and/or under long-term contracts and stored by a pipeline for withdrawal during the heating season. Interruptible transportation denotes volumes purchased directly on the spot market and transported to the city gates on a "best efforts" or "as available" basis. Peak load requirements are met by the local production of propane air from plants located at Company-owned facilities in Rockville, Maryland and Ravensworth, Virginia and underground natural gas storage at the Hampshire storage field in Hampshire County, West Virginia. In the projected pipeline year 1996, the Company has contracted for new peak shaving sources, including supplies delivered from a liquefied natural gas storage facility.

        During pipeline year 1995, total sendout on the system was 1,303.4 million therms, excluding deliveries to an electric generation facility and volumes delivered for end users. The sendout for pipeline year 1996 is estimated to be 1,390.7 million therms (based on normal weather) excluding deliveries for electric generation and for end users. The sources of delivery and related volumes that were used to satisfy the requirements of pipeline year 1995 and those projected for pipeline year 1996 are shown below.



                            SOURCES OF DELIVERY FOR
                                 ANNUAL SENDOUT
                              (millions of therms)

                                                   Actual            Projected
          Sources of Delivery                 Pipeline Year 1995 Pipeline Year 1996
          ----------------------------------  ------------------ ------------------
          Firm Transportation                      1,013.9            1,112.9
          Transportation Storage                     280.1              249.7
          Interruptible Transportation                 1.5                -
          Hampshire Storage                            5.7               18.0
          Company-Owned Propane-Air Plants             2.2                4.0
          Other Peak Shaving Sources                  -                   6.1
                                                  --------            -------
                                                   1,303.4            1,390.7
                                                  ========            =======


        The effectiveness of the Companies' gas supply program is largely dependent on the sources from which the design day requirement is satisfied. A design day is the maximum anticipated demand on the gas supply system during a 24-hour period assuming a 5 degree Fahrenheit average temperature. The Companies assume that all interruptible customers will be curtailed on the design day. The Companies' design day estimate is currently 13.3 million therms. The Company is currently capable of meeting 64% of its design day requirements with storage and peaking capabilities. Emphasizing storage and peaking facilities on the Companies' design day reduces the necessity to purchase firm transportation, the most expensive form of capacity from a design day perspective. The following table reflects the sources of delivery that are projected to be used to satisfy the design day sendout estimate for pipeline year 1996.

                            SOURCES OF DELIVERY FOR
                               DESIGN DAY SENDOUT
                              (millions of therms)

                                                       Pipeline Year 1996
                                                     ----------------------
          Sources of Delivery                        Therms       Percent
          -----------------------------------        ------      ----------
          Firm Transportation                          4.8           36%
          Transportation Storage                       4.6           35
          Company-Owned Propane-Air Plants,
           Hampshire Storage and Other Peaking         3.9           29
                                                     ------        ------
                                                      13.3          100%
                                                     ======        ======

        The Company believes the combination of the gas supply it can purchase under short- and long-term contracts and its peaking supplies, along with the capacity on the pipelines required to deliver the purchased supplies, is sufficient to satisfy the needs of existing customers and allow for growth in future years.

                              COLUMBIA BANKRUPTCY

        On November 28, 1995, the Company's major supplier of pipeline and storage services, Columbia Gas Transmission Corporation (CGT) as well as CGT's parent, The Columbia Gas System, Inc., accepted a Bankruptcy Court order confirming their respective reorganization plans, and thereby emerged from bankruptcy protection. CGT's approved reorganization plan includes a comprehensive settlement between CGT and its customers, including the Company. This settlement resolves both the remaining transition cost liability of the Company (except for certain amounts being collected by CGT in base rates) and refunds due to the Company by CGT from other proceedings previously filed before FERC.

                             ENVIRONMENTAL MATTERS

        The Company and its subsidiaries are subject to federal, state and local laws and regulations related to environmental matters. These evolving laws and regulations may require expenditures over a long period of time to control environmental impacts.

        Estimates of liabilities for environmental response costs are difficult to determine with precision because of the factors that can affect their ultimate level. These factors include, but are not limited to: (1) the complexity of the site; (2) changes in environmental laws and regulations at the federal, state and local levels; (3) the number of regulatory agencies or other parties involved; (4) new technology that renders previous technology obsolete, or experience with existing technology that proves ineffective; and (5) variations between the estimated number of years that must be devoted to respond to an environmentally contaminated site as compared to the actual number of years required.

        The Company has identified up to ten sites where the Company, its subsidiaries, or their predecessors may have operated manufactured gas plants
(MGPs). The last use of any such plant was in 1984. In connection with these operations, certain by-products of the gas manufacturing process are known to be present at or near some former sites and may be present at others.

        At one of the former MGP sites, studies have shown the presence of coal tar under the site and an adjoining property. A risk assessment study performed on the site shows that there is no unacceptable risk to human health or the environment. The Company has taken steps to control the movement of contaminants into an adjacent river. Contaminated groundwater is being removed and treated by a water treatment system. The Company has obtained approval from an adjacent landowner to perform a demonstration project to determine the feasibility of using bioremediation to treat soil contamination on the adjoining property. This project is scheduled to commence in fiscal year 1996, and if successful, may become the method of choice to remediate both the Company's site and the adjoining property.

        At a second former MGP site, tar-products were identified under the property, and a risk assessment showed that there was no unacceptable risk to human health or the environment. A state-approved treatment and recovery system to recover free tar was designed and installed. Minimal volumes of tar-products have been recovered from pumping thus far. The Company will continue to pump and monitor the site.

        At a third former MGP site, initial studies have shown that tar-products are present under the property. A remedial investigation/feasibility study was completed and submitted to the appropriate state regulatory agency in April 1995. Remediation should begin in fiscal year 1996.

        At a fourth former MGP site and on an adjacent parcel of land, the Company plans to perform studies and analytical work in fiscal year 1996 and submit the results to the applicable state regulatory agency.

        At a fifth former MGP site, a treatment system for contaminated groundwater has been operating for five years. There is no indication at this time that any additional action other than water treatment will be necessary.

        The Company has no reason to believe at this time   that remediation of
any of the remaining five sites will be necessary.

        Through September 30, 1995, the Company had paid $8.2 million for environmental response costs. A liability of $11.1 million on an undiscounted basis has been recorded as of September 30, 1995 related to future environmental response costs. This estimate is primarily composed of the minimum liabilities associated with a range of environmental response costs expected to be incurred at the five sites described above. The maximum liability associated with these sites at September 30, 1995 is estimated at $17.6 million. The estimates were determined by the Company's environmental expert based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. Variations within the range of estimated liability result primarily from differences in the number of years that will be required to perform environmental response processes at each site (12 to 30 years) and differences in the processes expected to be used.

        The Company does not expect that the ultimate impact of these matters will have a significant effect on its competitive position, results of operations or the level of future capital expenditures.

                                  COMPETITION

        The Company has historically faced competitive pressures from other energy sources and is beginning to experience new competitive pressures within the gas industry and as a result of changes taking place in the electric industry.

        The most significant competition the Company faces continues to be between natural gas and electricity in the residential market, which contributes the most significant portion of the Company's net income. The Company currently maintains a price advantage over electricity in all of the jurisdictions it serves. The Company continues to derive the majority share of the new residential construction market and believes customer preference for natural gas and a competitive price will allow the Company to maintain its strong presence. In the interruptible market, fuel oil is the most significant competing energy alternative for this class of customer. The Company's success in this market is largely dependent on changes in the price of gas vis-a-vis changes in the price of fuel oil.

        The movement for deregulating natural gas and increasing competition in the industry has been evolving since the passage of the Natural Gas Policy Act of 1978, which brought about a gradual decontrol of the wellhead price of natural gas and allowed for market-based prices. At the Federal regulatory level, the trend toward deregulation continued throughout the 1980s and substantially culminated in the implementation of FERC Order No. 636 in November 1993. This order removed the merchant function from the pipelines that serve local distribution companies (LDCs) such as the Company. The pipelines have become providers of storage and transportation services and LDCs have assumed the responsibility for procuring satisfactory gas supplies and pipeline capacity levels.

        Recently, regulatory initiatives have begun in several states to further extend the effects of competition to the consumer. Proposals have included market-based performance standards for gas cost recovery by LDCs, a greater focus on incentive regulation, and "unbundling" of the services currently provided by LDCs. Unbundling is expected to increase competition among providers and offer choices to consumers for those services that can be separated and priced individually. Such services can include sales of gas, interstate transportation services and servicing consumer appliances. In unbundling situations, the Company will continue to offer delivery service for the transportation of natural gas on its distribution system. The

Company's customer base and its location in relation to pipelines make it less susceptible to the risk of bypass on its system than other companies.

        In the Company's service area, unbundled service has begun in the state of Maryland. The PSC of MD has approved company tariffs that became effective September 1, 1995, whereby all interruptible customers in Maryland became delivery service customers and must elect whether to buy gas from the Company or third-party suppliers such as marketers or other gas companies. The Company still provides delivery service to transport gas through the distribution system to the customer. New delivery service tariffs for certain firm group metered apartments and commercial customers became effective on November 1, 1995, and a residential delivery service pilot program is expected to be implemented in late 1996. If the unbundled sale of the gas commodity is no longer regulated at the LDC level, the ability of the Company to compete successfully and take advantage of the potential opportunity to increase its profitability will be dependent upon, among other factors, the competitiveness of its gas supplies and capacity.

        Regulatory filings addressing unbundling issues in the District of Columbia and Virginia jurisdictions are likely to be filed in the near future. The Company will continue to be progressive in its efforts to work with regulators to shape the transition from traditional ratemaking concepts to new concepts that incorporate competition and promote customer choices.

        Changes in the electric industry have implications for the gas industry. The National Energy Policy Act of 1992 allows unregulated independent power producers to sell power to wholesale customers in competition with regulated electric utilities. The FERC has proposed to require jurisdictional electric utilities to offer nondiscriminatory open access transmission and ancillary services to eligible customers comparable to the service they provide at the wholesale level. Merger and acquisition activity in the electric industry has increased, including a proposal for a merger in 1997 of two neighboring utilities to the Company, Baltimore Gas and Electric Company and Potomac Electric Power Company. Events such as these should reduce electricity costs and cause competition to intensify.

                                     OTHER

        Revenue from the sale or delivery of natural gas as a percentage of consolidated revenue was 97% for 1995 and 96% for 1994 and 1993. The Company is not dependent upon a single customer or a few customers, the loss of any one or more of whom would have a significant adverse effect on the Company, since large customers are generally on interruptible rate schedules and margin sharing arrangements would limit the effects of customer usage on net income. A margin sharing arrangement in the Company's Maryland jurisdiction limits the effect on net income of variations in volumes delivered to Potomac Electric Power Company (Pepco), the Company's largest customer. As shown on page 2, the Company and its distribution subsidiaries had 750,849 customer meters at September 30, 1995.

        The Company's utility business is highly seasonal and weather sensitive since the majority of its business is derived from residential and small commercial customers who use gas for space heating purposes. In fiscal year 1995, 74% of the therms delivered by the Company, excluding deliveries to Pepco, occurred in the Company's first and second fiscal quarters. All of the Company's earnings are generated in these two quarters and the Company incurs losses in the third and fourth fiscal quarters. Results of operations can be affected by the timing and level of approved rate changes. The seasonal nature of the Company's business creates large variations in short-term cash requirements, primarily due to fluctuations in the level of customer accounts receivable and storage gas inventory levels. The Company finances these seasonal requirements primarily through the sale of commercial paper and short-term bank loans.

        Through the cost of services provided the interstate pipelines, the distribution companies contribute to the funding of the Gas Research Institute. The Institute's primary focus is devoted to developing more efficient gas equipment and to increase the long-term supply of gas. The Company also belongs to the Natural Gas Vehicle Coalition, the American Gas Cooling Center and the Institute of Gas Technology. These organizations are involved in developing new applications and technologies for the use of natural gas. The cost of these memberships and the Company's own research and development costs during fiscal years 1995, 1994 and 1993 were not material.

        As of September 30, 1995, the Company and its wholly-owned subsidiaries had 2,405 employees. This represents a decline of 242 employees from the level at September 30, 1994, due to both continuing efforts to reduce the Company's workforce through attrition and the effects of the sale and discontinuation of certain non-utility operations. In 1995, contracts with the two unions that represent a majority of the Company's work force expired. For a further discussion of the outcome of the 1995 contract negotiations, please refer to the caption entitled Labor Matters on page 31 of the 1995 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM  2. PROPERTIES

        The Company and its subsidiaries hold such valid franchises, certificates of convenience and necessity, licenses and permits as are necessary for the maintenance and operation of their respective properties and businesses as now conducted. The Company has no reason to believe that it will be unable to renew any of such franchises as they expire.

        As of September 30, 1995, the Company and its utility subsidiaries had 608 miles of transmission mains and 8,829 miles of distribution mains. The Company has the capacity for storage of approximately 15 million gallons of propane for peak shaving.

        The Company owns the land and a 12-story office building (built in 1942) at 1100 H Street, Northwest in Washington, D.C., where its corporate offices are located. The Company owns the land and a building (built in 1970) at 6801 Industrial Road in Springfield, Virginia, which houses the Company's operating offices and certain administrative functions. The Company has title to land and buildings used as substations for its utility operations.

        The Company also has peaking facilities consisting of propane air plants in Ravensworth, Virginia and Rockville, Maryland. Hampshire operates an underground natural gas storage field in Hampshire County, West Virginia. Hampshire accesses the storage field through 12 storage wells which are connected to an 18-mile pipeline gathering system. Hampshire also operates a compressor station for injection of gas into storage. The Augusta and Little Capon fields, located in Hampshire County, have the capacity to provide the Company's system with approximately 2.7 billion cubic feet of natural gas under design conditions. For pipeline year 1996, it is projected that the Hampshire storage facility will supply approximately 1.8 billion cubic feet of natural gas to the Company's system for meeting seasonal demands.

        The Company's Mortgage dated January 1, 1933, as supplemented and amended, securing the first mortgage bonds issued by the Company, constitutes a direct lien on substantially all property and franchises owned by the Company other than expressly excepted property.

        The Company executed a supplemental indenture to its unsecured Medium-Term Notes Indenture on September 1, 1993, providing that the Company will not issue any First Mortgage Bonds under its First Mortgage in addition to its First Mortgage Bonds outstanding on September 1, 1993, without making effective provision whereby the unsecured Medium-Term Notes shall be secured by the First Mortgage equally and ratably with any and all other obligations and indebtedness thereby secured.


ITEM  3. LEGAL PROCEEDINGS

        None.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                           Date Elected
        Name, Age and Position with the Company                                          or Appointed (1)
------------------------------------------------------------                            ------------------
Elizabeth M. Arnold, Age 43
  Treasurer                                                                                    May 1, 1993
  Director of Marketing Services                                                               May 6, 1991
  Director of Financial Relations                                                         November 3, 1986

Patrick E. Clarke, Age 59
  Senior Vice President - Customer Services and Marketing                                      May 1, 1993
  Vice President - Distribution and Marketing                                                March 1, 1992
  Vice President - Distribution                                                          September 6, 1984

James H. DeGraffenreidt, Jr., Age 42
  President and Chief Operating Officer                                                   December 1, 1994
  Senior Vice President - Jurisdictional Divisions
    and Rates and Regulatory Affairs                                                           May 1, 1993
  Vice President - Rates and Regulatory Affairs                                           November 1, 1991
  Senior Managing Attorney                                                                     May 2, 1988

John K. Keane, Jr., Age 57
  Senior Vice President and General Counsel                                                    May 1, 1993
  Vice President and General Counsel                                                     September 1, 1990

Ronald C. King, Age 54
  Vice President - Customer Services                                                      November 1, 1991
  Executive Director                                                                      November 1, 1989

Frederic M. Kline, Age 44
  Controller                                                                             November 27, 1985

Patrick J. Maher, Age 59
  Chairman of the Board and Chief Executive Officer                                      November 24, 1992
  President and Chief Executive Officer                                                     March  1, 1992
  President                                                                                October 1, 1987

Wayne A. Mills, Age 52
  Vice President and General Manager - Maryland Division                                  November 1, 1989

Douglas V. Pope, Age 50
  Secretary                                                                                  July 25, 1979

Joseph M. Schepis, Age 42
  Senior Vice President and Chief Financial Officer                                      December 15, 1994
  Vice President - Rates and Regulatory Affairs                                                May 1, 1993
  Treasurer                                                                                October 1, 1986

Roberta Willis Sims, Age 41
 Vice President and General Manager -
    District of Columbia Division                                                          October 1, 1992
 Executive Director and Acting General Manager -
    District of Columbia Division                                                          August 10, 1992
 Executive Assistant                                                                         March 2, 1992
 Senior Managing Attorney                                                               September 23, 1991
 Managing Attorney                                                                        October 26, 1986

                                                                                           Date Elected
        Name, Age and Position with the Company                                          or Appointed (1)
------------------------------------------------------------                            ------------------
Robert A. Sykes, Age 47
  Vice President - Human Resources                                                         October 1, 1987

James B. White, Age 45
  Vice President and General Manager - Virginia Division                                       May 1, 1993
  Director of Sales                                                                           July 6, 1992
  Director of Financial Relations                                                              May 6, 1991
  Manager of Sales                                                                             May 4, 1987



There is no family relationship among the officers. The age of each officer listed is as of the date of filing.

(1) Each of the officers has served continuously since the dates indicated.

                                    PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

          The information captioned "Common Stock Price Range and Dividends Paid" and presented on page 47 of the Company's 1995 Annual Report to Shareholders is hereby incorporated herein by reference. Only owners of record are counted as common shareholders.

ITEM  6.  SELECTED FINANCIAL DATA

          Page 22 of the Company's 1995 Annual Report to Shareholders is hereby incorporated herein by reference.

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          Pages 23 through 31 of the Company's 1995 Annual Report to Shareholders are hereby incorporated herein by reference.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Pages 32 through 47 of the Company's 1995 Annual Report to Shareholders are hereby incorporated herein by reference.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information concerning Directors contained in Pages 2 through 5 of the definitive proxy statement dated January 19, 1996, is hereby incorporated herein by reference. Information related to Executive Officers is reflected in
Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

          The information captioned "Executive Compensation" on Pages 7 through 12 of the definitive proxy statement dated January 19, 1996, is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information captioned "Security Ownership of Management" on Page 6 of the definitive proxy statement dated January 19, 1996, is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Karen Hastie Williams, a Director of the Company, is a partner in the law firm Crowell & Moring. This firm performed legal services for the Company during fiscal year 1995.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K


(a)1      All Financial Statements                                   Pages in 1995
                                                                    Annual Report to
                                                                      Shareholders
                                                                    Incorporated by
                                                                       Reference
                                                                    ---------------
Consolidated Statement of Income - 1995, 1994 and 1993                     32
Consolidated Balance Sheet - September 30, 1995 and 1994                   33
Consolidated Statement of Cash Flows - 1995, 1994 and 1993                 34
Consolidated Statement of Capitalization - September 30,
  1995 and 1994                                                            35
Consolidated Statement of Common Shareholders' Equity -
  1995, 1994 and 1993                                                      36
Consolidated Statement of Income Taxes - 1995, 1994 and 1993               37
Notes to Consolidated Financial Statements                                38-45
Report of Independent Public Accountants                                   46


(a)2      Financial Statement Schedules

          Separate financial statements for Washington Gas Light Company are omitted since the Company's total assets, exclusive of investments in and advances to its subsidiaries, constitute more than 75% of the total assets shown in the consolidated balance sheet, and the Company's total gross revenue, exclusive of interest and dividends received or equity in income from the consolidated subsidiaries, constitutes more than 75% of total gross revenues shown in the Consolidated Statement of Income.

          The following additional data should be read in conjunction with the financial statements in the 1995 Annual Report to Shareholders. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K (CONTINUED)

                                                                                                   Pages in
Schedule                           Description                                                       10-K
--------  -----------------------------------------------------------                              --------
  II      Valuation and Qualifying Accounts and Reserves - 1995,
          1994 and 1993                                                                              22-23

(a)-3     Exhibits

          Exhibits Filed Herewith:
                                                                                                     Pages in
                                    Description                                                        10-K
                                    -----------                                                      ---------

               3.  Articles of Incorporation and Bylaws -                                              See
                                                                                                     Separate
                     Bylaws of the Company as amended on                                              Volume
                     October 25, 1995                                                                  for
                                                                                                     Exhibits
                                                                                                      3 & 10
              10.  Material Contracts -
              10.1   Retirement Plan for Outside Directors,
                     as amended on October 25, 1995 *

              10.2   Directors' Stock Compensation Plan,
                     as adopted on October 25, 1995 *

              10.3   Supplemental Executive Retirement Plan, as
                      amended on October 25, 1995 *

                   * Compensatory plan arrangement required to be filed
                     pursuant to Item 14(c) of Form 10-K. Subject to approval by Shareholders on February 21, 1996.

              11.  Statement re Computation of per Share Earnings -
                       Computation of Earnings per Average Share of
                       Common Stock Assuming Full Dilution from
                       Conversion of the $4.60 and $4.36 Convertible
                       Preferred Stock                                                                 25

              12.  Statement re Computation of Ratios -
              12.0   Computation of Ratio of Earnings to Fixed Charges                                 26
              12.1   Ratio of Earnings to Fixed Charges and Preferred
                     Stock Dividends                                                                   27

              13.  Annual Report to Security Holders -
                     1995 Annual Report to Shareholders (except for
                      the information presented on the front and rear covers and Pages 1 through 21, which are not deemed to be filed with the Securities and Exchange Commission for the purposes of the Securities Exchange Act of 1934)

              21.  Subsidiaries of the Registrant                                                      28

              23.  Consents of Experts and Counsel                                                     29

              27.  Financial Data Schedule                                                           Separate
                                                                                                      Volume

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K (CONTINUED)

         Exhibits Incorporated by Reference:

                                          Description
                                          -----------

         3. Articles of Incorporation and Bylaws

                  Company Charter, filed on Form S-3 dated July 21, 1995

         4. Instruments defining the Rights of Security Holders including indentures.

               Mortgage and Deed of Trust of the Company, dated January 1, 1933, and filed as Exhibit 2.2 of the Registration Statement on Form S-7 filed with the Commission on May 12, 1975.

               Supplemental Indenture, dated September 1, 1986, to the Company's Mortgage and Deed of Trust, dated January 1, 1933, filed on Form 8-K dated March 13, 1987.

               Supplemental Indenture, dated March 1, 1987, to the Company's Mortgage and Deed of Trust, dated January 1, 1933, filed on Form 8-K dated March 13, 1987.

               Supplemental Indenture, dated April 15, 1988, to the Company's Mortgage and Deed of Trust, dated January 1, 1933, filed on Form 8-K dated April 22, 1988.

               Supplemental Indenture, dated July 1, 1989, to the Company's Mortgage and Deed of Trust, dated January 1, 1933, filed on Form 8-K dated July 12, 1989.

               Indenture, dated September 1, 1991 between the Company and The Bank of New York, as Trustee, regarding issuance of unsecured notes, filed on Form 8-K on September 19, 1991.

               Supplemental Indenture, dated September 1, 1993 between the Company and The Bank of New York, as Trustee, regarding the addition of a new section to the Indenture dated September 1, 1991, filed on Form 8-K on September 10, 1993.

        10. Material Contracts -

               Service Agreement effective October 1, 1993 with
               Transcontinental Gas Pipe Line Corporation related to upstream capacity on the CNG Transmission Corporation system, filed on Form 10-K for the fiscal year ended September 30, 1993.

               Service Agreement effective October 1, 1993 with
               Transcontinental Gas Pipe Line Corporation related to General Storage Service, filed on Form 10-K for the fiscal year ended September 30, 1993.

               Service Agreement effective October 1, 1993 with Texas Eastern Transmission Corporation related to transportation service, filed on Form 10-K for the fiscal year ended September 30, 1993.

               Service Agreement effective November 1, 1993 with Columbia Gas Transmission Corporation related to Firm Storage Service, filed on Form 10-K for the fiscal year ended September 30, 1993.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K (CONTINUED)

               Service Agreement effective November 1, 1993 with Columbia Gas Transmission Corporation related to Firm Transportation Service, filed on Form 10-K for the fiscal year ended September 30, 1993.

               Service Agreement effective November 1, 1993 with Columbia Gulf Transmission Company related to Firm Transportation Service, filed on Form 10-K for the fiscal year ended September 30, 1993.

               Service Agreement effective November 1, 1993 with Columbia Gulf Transmission Company related to Interruptible Transportation Service, filed on Form 10-K for the fiscal year ended September 30, 1993.

               Service Agreement effective November 1, 1993 with Columbia Gas Transmission Corporation related to Storage Service Transportation, filed on Form 10-K for the fiscal year ended September 30, 1993.

               Service Agreement effective November 1, 1993 with Columbia Gas Transmission Corporation related to Storage In Transit Service, filed on Form 10-K for the fiscal year ended September 30, 1993.

               Service Agreement effective October 1, 1993 with CNG Transmission Corporation related to Firm Transportation Service, filed on Form 10-K for the fiscal year ended September 30, 1993.

               Service Agreement effective October 1, 1993 with CNG Transmission Corporation related to Firm Transportation Storage Service, filed on Form 10-K for the fiscal year ended September 30, 1993.

               Service Agreement effective October 1, 1993 with CNG Transmission Corporation related to General Storage Service, filed on Form 10-K for the fiscal year ended September 30, 1993.

               Service Agreement effective February 1, 1992 between Transcontinental Gas Pipe Line Corporation and Frederick Gas Company, Inc. related to Firm Transportation Service, filed on Form 10-K for the fiscal year ended September 30, 1993.

               Service Agreement effective February 1, 1992 with
               Transcontinental Gas Pipe Line Corporation related to Firm Transportation Service, filed on Form 10-K for the fiscal year ended September 30, 1993.

               Service Agreement effective August 1, 1991 with Transcontinental Gas Pipe Line Corporation related to Washington Storage Service, filed on Form 10-K for the fiscal year ended September 30, 1993.

               Executive Incentive Compensation Plan filed on Form 10-K for the fiscal year ended December 31, 1986 *

               Deferred Compensation Plan for Outside Directors as amended filed on Form 10-K for the fiscal year ended December 31, 1986 *

               Long-Term Incentive Compensation Plan adopted June 28, 1989 and filed with the Proxy Statement dated December 28, 1989 *

               * Compensatory plan arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

(b)      Reports on Form 8-K:

               No Reports were filed on Form 8-K during the fourth fiscal quarter of 1995.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To Washington Gas Light Company:

     We have audited in accordance with generally accepted auditing standards, the financial statements included in Washington Gas Light Company's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 24, 1995 (except with respect to the matter discussed in Note 9, as to which the date is November 15, 1995). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index on page 18 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                     ARTHUR ANDERSEN LLP



Washington, D.C.,
October 24, 1995

                                                                     Schedule II
                                                                     Page 1 of 2

                 WASHINGTON GAS LIGHT COMPANY AND SUBSIDIARIES

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 YEARS ENDED SEPTEMBER 30, 1995, 1994 and 1993




                                                                  Additions
                                                                  Charged to
                                              Balance at    ------------------------                     Balance
                                               Beginning    Costs and      Other                         at End
              Description                      of Period    Expenses      Accounts     Deductions (C)   of Period
--------------------------------------------  ----------    ---------    -----------   ----------       ---------
                                                                         (Thousands)
1995
----
Valuation and Qualifying Accounts
  Deducted from Assets in the Balance Sheet -
    Allowance for doubtful accounts           $  11,300     $  8,228     $ 2,248 (A)     $  11,196     $ 10,580
    Provision for impairment of investments
      and other deferred charges                  7,356          -            -              1,959        5,397
Reserves -
  Injuries and damages                           10,854        3,248         303 (B)         2,532       11,873
  Other                                           4,448          -            -              3,548          900

1994
----
Valuation and Qualifying Accounts
  Deducted from Assets in the Balance Sheet -
    Allowance for doubtful accounts           $  10,170     $  8,505     $ 1,693 (A)     $   9,068     $ 11,300
    Provision for impairment of investments
      and other deferred charges                  6,690        2,448          -              1,782        7,356
Reserves -
  Injuries and damages                            7,031        5,099         303 (B)         1,579       10,854
  Other                                           2,600        2,148          -                300        4,448



NOTES:  See Page 2 of 2.

                                                                     Schedule II
                                                                     Page 2 of 2



                WASHINGTON GAS LIGHT COMPANY AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                YEARS ENDED SEPTEMBER 30, 1995, 1994 and 1993





                                                                      Additions
                                                                     Charged to
                                               Balance at    ------------------------                          Balance
                                               Beginning     Costs and         Other                            at End
             Description                       of Period     Expenses        Accounts        Deductions (C)   of Period
---------------------------------------------  ----------    ---------       --------        ----------       ---------
                                                                           (Thousands)
1993
----
Valuation and Qualifying Accounts
  Deducted from Assets in the Balance Sheet -
    Allowance for doubtful accounts           $   8,222     $    7,724     $  1,775 (A)      $    7,551     $   10,170
    Provision for impairment of investments       4,026          2,664           -                   -           6,690
Reserves -
  Injuries and damages                            5,929          1,728          774 (B)           1,400          7,031
  Other                                           2,220          1,500           -                1,120          2,600

    NOTES  (A)  Recoveries on receivables previously written off as uncollectible and unclaimed customer deposits, overpayments, etc., not refundable.

           (B) Portion of injuries and damages charged to construction and reclassification from other accounts.

           (C) Includes deductions for purposes for which reserves were provided or revisions of estimated exposure.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               WASHINGTON GAS LIGHT COMPANY

                                                    PATRICK J. MAHER
                                         ---------------------------------------
                                                    Patrick J. Maher
Date:  December 13, 1995                          Chairman of the Board
                                               and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                          Title                        Date
                 ---------                          -----                        ----
              PATRICK J. MAHER             Chairman of the Board                 12/13/95
      --------------------------------     and Chief Executive                 -----------
             (Patrick J. Maher)            Officer and Director

           JAMES H. DEGRAFFENREIDT, JR.    President and Chief                   12/13/95
         --------------------------------  Operating Officer and                -----------
          (James H. DeGraffenreidt, Jr.)   Director

                JOSEPH M. SCHEPIS          Senior Vice President                 12/13/95
         --------------------------------  and Chief Financial Officer          -----------
               (Joseph M. Schepis)         (Principal Financial Officer)

                FREDERIC M. KLINE          Controller                            12/13/95
         --------------------------------  (Principal Accounting Officer)       -----------
               (Frederic M. Kline)

                MICHAEL D. BARNES          Director                              12/13/95
         --------------------------------                                       -----------
               (Michael D. Barnes)

                FRED J. BRINKMAN           Director                              12/13/95
         --------------------------------                                       -----------
              (Fred J. Brinkman)

             DANIEL J. CALLAHAN, III       Director                              12/13/95
         --------------------------------                                       -----------
            (Daniel J. Callahan, III)

                ORLANDO W. DARDEN          Director                              12/13/95
         --------------------------------                                       -----------
               (Orlando W. Darden)

                MELVYN J. ESTRIN           Director                              12/13/95
         --------------------------------                                       -----------
               (Melvyn J. Estrin)

                SHELDON W. FANTLE          Director                              12/13/95
         --------------------------------                                       -----------
               (Sheldon W. Fantle)

               KAREN HASTIE WILLIAMS       Director                              12/13/95
         --------------------------------                                       -----------
              (Karen Hastie Williams)

                STEPHEN G. YEONAS          Director                              12/13/95
         --------------------------------                                       -----------
               (Stephen G. Yeonas)

                                                                      EXHIBIT 11

                 WASHINGTON GAS LIGHT COMPANY AND SUBSIDIARIES


          COMPUTATION OF EARNINGS PER AVERAGE SHARE OF COMMON STOCK
             ASSUMING FULL DILUTION FROM CONVERSION OF THE $4.60
                    AND $4.36 CONVERTIBLE PREFERRED STOCK




                                                        Years Ended September 30
                                                     ------------------------------
                                                       1995       1994       1993
                                                     --------   --------   --------
                                                   (Thousands, except per share data)
EARNINGS PER AVERAGE SHARE ASSUMING FULL DILUTION
-------------------------------------------------
Net Income                                           $ 62,909    $ 60,459   $ 55,079

Dividends on preferred stock (excluding
  dividends on convertible preferred
  stock)                                                1,320       1,320      1,320
                                                     --------    --------   --------

Net income applicable to common stock                $ 61,589    $ 59,139   $ 53,759
                                                     ========    ========   ========

Average common shares outstanding on a fully
  diluted basis assuming conversion of the
  outstanding shares of the $4.60 and $4.36
  convertible preferred stock on
  October 1 of each year based on the
  applicable conversion price                          42,609      41,876     41,084
                                                     ========   =========   ========

Earnings per average share of common stock
  assuming full dilution                             $   1.45   $    1.41   $   1.31
                                                     ========   =========   ========

-------------------

Note: These calculations are submitted in accordance with Securities Exchange Act of 1934 Release No. 9083 although not required by footnote 2 to paragraph 14 of Accounting Principles Board Opinion No. 15 because no dilution results.

                                                                      EXHIBIT 12


                 WASHINGTON GAS LIGHT COMPANY AND SUBSIDIARIES

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                            YEARS ENDED SEPTEMBER 30
                             (DOLLARS IN THOUSANDS)





                                                          1995           1994           1993           1992           1991
                                                       ---------       --------      ---------       --------       --------
FIXED CHARGES:

  Interest Expense                                     $  30,932       $ 30,899      $  27,872       $ 27,386       $ 27,075
  Amortization of Debt Premium,
    Discount and Expense                                     315            367            410            358            304
  Interest Component of Rentals                               56             34             94             42            164
                                                       ---------       --------      ---------       --------       --------

    Total Fixed Charges                                $  31,303       $ 31,300      $  28,376       $ 27,786       $ 27,543
                                                       =========       ========      =========       ========       ========


EARNINGS:

  Net Income                                           $  62,909       $ 60,459      $  55,079       $ 52,213       $ 46,396

  Add:
    Income Taxes Applicable to
      Operating Income                                    37,514         37,264         34,601         31,483         26,945
    Income Taxes Applicable to
      Other Income (Loss) - Net                             (730)           326         (1,479)          (694)           109

   Total Fixed Charges                                    31,303         31,300         28,376         27,786         27,543
                                                       ---------       --------      ---------       --------       --------

     Total Earnings                                    $ 130,996       $129,349      $ 116,577       $110,788       $100,993
                                                       =========       ========      =========       ========       ========

Ratio of Earnings to Fixed
  Charges                                                 4.2            4.1            4.1            4.0            3.7
                                                       =========       ========      =========       ========       ========

                                                                    EXHIBIT 12.1


                WASHINGTON GAS LIGHT COMPANY AND SUBSIDIARIES

            Computation of Ratio of Earnings to Fixed Charges and
                          Preferred Stock Dividends

                          Years Ended September 30
                           (Dollars in Thousands)




                                            1995         1994         1993            1992           1991
                                        -----------   ----------  ------------    -----------     ----------
FIXED CHARGES:

   Interest Expense                     $   30,932    $  30,899   $    27,872     $   27,386      $  27,075
   Amortization of Debt Premium,
     Discount and Expense                      315          367           410            358            304
   Interest Component of Rentals                56           34            94             42            164
                                        -----------   ----------  ------------    -----------     ----------
     Total Fixed Charges                    31,303       31,300        28,376         27,786         27,543
   Pre-tax Preferred Dividends               2,113        2,165         2,139          2,127          2,120
                                        -----------   ----------  ------------    -----------     ----------

     Total                              $   33,416    $  33,465   $    30,515     $   29,913      $  29,663
                                        ===========   ==========  ============    ===========     ==========


   Preferred Dividends                  $    1,333    $   1,335   $     1,336     $    1,338      $   1,339
   Effective Income Tax Rate                 .3690        .3834         .3755          .3709          .3683
   Complement of Effective Income
     Tax Rate (1 - Tax Rate)                 .6310        .6166         .6245          .6291          .6317

   Pre-tax Preferred Dividends          $    2,113    $   2,165   $     2,139     $    2,127      $   2,120
                                        ===========   ==========  ============    ===========     ==========

EARNINGS:

   Net Income                           $   62,909    $  60,459   $    55,079     $   52,213      $  46,396

   Add:
     Income Taxes Applicable to
       Operating Income                     37,514       37,264        34,601         31,483         26,945
     Income Taxes Applicable to
       Other Income (Loss) - Net              (730)         326        (1,479)          (694)           109

     Total Fixed Charges                    31,303       31,300        28,376         27,786         27,543
                                        -----------   ----------  ------------    -----------     ----------

       Total Earnings                   $  130,996    $ 129,349   $   116,577     $  110,788      $ 100,993
                                        ===========   ==========  ============    ===========     ==========
Ratio of Earnings to Fixed Charges
   and Preferred Stock Dividends               3.9          3.9           3.8            3.7            3.4
                                        ===========   ==========  ============    ===========     ==========

                                                                      EXHIBIT 21



                          WASHINGTON GAS LIGHT COMPANY

                         SUBSIDIARIES OF THE REGISTRANT



                                                             Percent of
                                                               Voting
                                                             Securities       State of
                                                               Owned        Incorporation
                                                             ----------     -------------
Subsidiaries of Washington Gas Light
  Company (Parent) -
      Shenandoah Gas Company                                  100%             Virginia
      Frederick Gas Company, Inc.                             100%             Maryland
      Hampshire Gas Company                                   100%           West Virginia
      Crab Run Gas Company                                    100%             Virginia
      Washington Resources Group, Inc. a/                     100%             Delaware
                                       -
      Virginia Intrastate Pipeline Company b/                 100%             Virginia
                                           -

a/    Subsidiary companies of Washington
-       Resources Group, Inc. -

        Brandywood Estates, Inc.                              100%             Maryland
        Advanced Marketing Concepts, Inc.                     100%             Delaware
        Washington Gas Energy Systems, Inc. c/                100%             Delaware
                                            -

b/    Inactive
-
c/    The assets of this subsidiary were sold on May 12, 1995.  This company is
-     currently inactive.

                                                                      EXHIBIT 23



                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


      As independent public accountants, we hereby consent to the incorporation of our reports included or incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statements File Nos. 33-54010, 33-53134, 33-25112, 33-41575, 33-38167, 33-56726, 33-57039, 33-57041 and
33-61199.





                                                             ARTHUR ANDERSEN LLP




Washington, D.C.,
December 13, 1995

                          WASHINGTON GAS LIGHT COMPANY
                          1995 FORM 10-K EXHIBIT INDEX



Exhibit                  Description
-------                  -----------
3                Articles of Incorporation and Bylaws -
                   Bylaws of the Company as amended on
                   October 25, 1995

                 Material Contracts -

10.1             Retirement Plan for Outside Directors,
                   as amended on October 25, 1995

10.2             Directors' Stock Compensation Plan,
                   as adopted on October 25, 1995

10.3             Supplemental Executive Retirement Plan
                   as amended on October 25, 1995

13               Annual Report to Security Holders -
                   1995 Annual Report to Shareholders (except
                   for the information presented on the front
                   and rear covers and Pages 1 through 21, which
                   are not deemed to be filed with the Securities
                   and Exchange Commission for the purposes of the
                   Securities Exchange Act of 1934)

27               Financial Data Schedule