Form 10-Q
period 1995-12-31
WASHINGTON GAS LIGHT CO
filed 1996-02-14
CIK 104819

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-Q

(Mark One)

   / X /       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarter ended              December 31, 1995
                     ----------------------------------------------------------

                                       OR

   /   /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934



For the transition period from                          to
                               -----------------------     --------------------

Commission file number                             1-1483
                      ---------------------------------------------------------


                         WASHINGTON GAS LIGHT COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       District of Columbia and Virginia                          53-0162882
--------------------------------------------            -----------------------
       (State or other jurisdiction of                        (I.R.S. Employer
         incorporation or organization)                      Identification No.)


1100 H Street, N. W., Washington, D. C.                            20080
----------------------------------------                -----------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code            (703) 750-4440
                                                        -----------------------


                                     NONE
-------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.             Yes   X    No
                                                          ------    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock $1.00 par value          43,259,873              January 31, 1996
----------------------------     ---------------------       ------------------
          Class                    Number of Shares                  Date

                          WASHINGTON GAS LIGHT COMPANY


                                     INDEX

                                                                          Page No.
                                                                          --------
PART  I.  Financial Information:

         Item 1.  Financial Statements

           Consolidated Balance Sheet -
             December 31, 1995 and September 30, 1995.................         2

           Consolidated Statement of Income -
             Three Months Ended December 31, 1995 and 1994............         3

           Consolidated Statement of Cash Flows -
             Three Months Ended December 31, 1995 and 1994............         4

           Notes to Consolidated Financial Statements.................         5

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...............        6-7

PART II.  Other Information:

         Item 5.  Other Information...................................        8-9

         Item 6.  Exhibits and Reports on Form 8-K....................         10

         Signatures...................................................         10

                          WASHINGTON GAS LIGHT COMPANY

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                                                                       Dec. 31,              Sept. 30,
                                                                                         1995                   1995
                                                                                     ------------           ------------
                                                                                                (Thousands)
ASSETS

PROPERTY, PLANT AND EQUIPMENT
  At original cost  . . . . . . . . . . . . . . . . . . . . . . . . .                $  1,628,022          $  1,608,518
  Accumulated depreciation and amortization   . . . . . . . . . . . .                    (562,552)             (552,460)
                                                                                     ------------          ------------
                                                                                        1,065,470             1,056,058
                                                                                     ------------          ------------
CURRENT ASSETS
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . .                       8,807                13,911
  Accounts receivable, less reserve   . . . . . . . . . . . . . . . .                     167,024                49,963
  Inventories and storage gas purchased   . . . . . . . . . . . . . .                      54,963                67,657
  Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . .                      19,016                19,710
  Other prepayments, principally taxes  . . . . . . . . . . . . . . .                      10,596                 7,799
                                                                                     ------------          ------------
                                                                                          260,406               159,040
                                                                                     ------------          ------------

DEFERRED CHARGES AND OTHER ASSETS . . . . . . . . . . . . . . . . . .                     120,809               145,040
                                                                                     ------------          ------------

     TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $  1,446,685          $  1,360,138
                                                                                     ============          ============


CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common shareholders' equity   . . . . . . . . . . . . . . . . . . .                $    543,389          $    513,044
  Preferred stock   . . . . . . . . . . . . . . . . . . . . . . . . .                      28,471                28,471
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . .                     379,063               329,051
                                                                                     ------------          ------------
                                                                                          950,923               870,566
                                                                                     ------------          ------------

CURRENT LIABILITIES
  Current maturities of long-term debt  . . . . . . . . . . . . . . .                           6                52,505
  Notes payable   . . . . . . . . . . . . . . . . . . . . . . . . . .                      37,423                  -
  Accounts and wages payable  . . . . . . . . . . . . . . . . . . . .                     104,854                80,523
  Customer deposits and advance payments  . . . . . . . . . . . . . .                      15,051                15,408
  Accrued taxes and interest  . . . . . . . . . . . . . . . . . . . .                      40,857                11,830
  Other current liabilities   . . . . . . . . . . . . . . . . . . . .                      51,880                62,090
                                                                                     ------------          ------------
                                                                                          250,071               222,356
                                                                                     ------------          ------------

DEFERRED CREDITS  . . . . . . . . . . . . . . . . . . . . . . . . . .                     245,691               267,216
                                                                                     ------------          ------------

     TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $  1,446,685          $  1,360,138
                                                                                     ============          ============




See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)


                                                                                             Three Months Ended
                                                                                  --------------------------------------
                                                                                  Dec. 31, 1995            Dec. 31, 1994
                                                                                  -------------            -------------
                                                                                    (Thousands, Except Per Share Data)

OPERATING REVENUES  . . . . . . . . . . . . . . . . . . . . . . . . .           $    274,326                $   242,915
Cost of Gas . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                122,904                    116,118
                                                                                ------------                -----------
NET REVENUES  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                151,422                    126,797
                                                                                ------------                -----------

OTHER OPERATING EXPENSES
  Operation   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 44,946                     41,609
  Maintenance   . . . . . . . . . . . . . . . . . . . . . . . . . . .                  7,817                      7,849
  Depreciation and amortization   . . . . . . . . . . . . . . . . . .                 11,873                     11,406
  General taxes   . . . . . . . . . . . . . . . . . . . . . . . . . .                 16,473                     17,146
  Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 23,292                     15,398
                                                                                ------------                -----------
                                                                                     104,401                     93,408
                                                                                ------------                -----------

OPERATING INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . .                 47,021                     33,389
Other Income (Loss)- Net  . . . . . . . . . . . . . . . . . . . . . .                   (851)                     2,461
                                                                                ------------                -----------

INCOME BEFORE INTEREST EXPENSE  . . . . . . . . . . . . . . . . . . .                 46,170                     35,850
Interest Expense  . . . . . . . . . . . . . . . . . . . . . . . . . .                  7,830                      8,124
                                                                                ------------                -----------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 38,340                     27,726
Dividends on Preferred Stock  . . . . . . . . . . . . . . . . . . . .                    333                        333
                                                                                ------------                -----------

NET INCOME APPLICABLE TO COMMON STOCK . . . . . . . . . . . . . . . .           $     38,007                $    27,393
                                                                                ============                ===========

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . . . . . . .
  (See Note B to the Consolidated Financial
    Statements) . . . . . . . . . . . . . . . . . . . . . . . . . . .                 43,051                     42,285

EARNINGS PER AVERAGE SHARE OF COMMON STOCK
  (See Exhibit 11 for computation of fully
  diluted earnings per average share and Note
  B to the Consolidated Financial Statements)   . . . . . . . . . . .           $        .88                $       .65
                                                                                ============                ===========

DIVIDENDS DECLARED PER COMMON SHARE (See Note
  B to the Consolidated Financial Statements)   . . . . . . . . . . .           $        .28                $     .2775
                                                                                ============                ===========





See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                                            Three Months Ended
                                                                                  --------------------------------------
                                                                                  Dec. 31, 1995            Dec. 31, 1994
                                                                                  -------------            -------------
                                                                                               (Thousands)

OPERATING ACTIVITIES
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $    38,340              $    27,726
Adjustments to reconcile net income to net cash
  used in operating activities:
     Depreciation and amortization (a)  . . . . . . . . . . . . . . .                   13,398                   12,753
     Deferred income taxes-net  . . . . . . . . . . . . . . . . . . .                    2,819                   (1,904)
     Amortization of investment tax credits   . . . . . . . . . . . .                     (247)                    (252)
     Allowance for funds used during construction   . . . . . . . . .                     (190)                    (245)
     Other noncash charges and credits-net  . . . . . . . . . . . . .                    2,319                    1,079
                                                                                   -----------              -----------
                                                                                        56,439                   39,157
Changes in assets and liabilities:
     Accounts receivable and accrued utility
        revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .                 (117,806)                 (94,598)
     Storage gas purchased  . . . . . . . . . . . . . . . . . . . . .                   14,119                    9,427
     Gas costs due from/to customers  . . . . . . . . . . . . . . . .                   (5,831)                   4,054
     Other prepayments, principally taxes   . . . . . . . . . . . . .                   (2,797)                  (2,756)
     Materials and supplies  . . . . . . . . . . . . . . . . . . . . .                  (1,425)                     414
     Accounts and wages payable   . . . . . . . . . . . . . . . . . .                   23,916                    4,621
     Customer deposits and advance payments   . . . . . . . . . . . .                     (357)                   2,141
     Accrued taxes  . . . . . . . . . . . . . . . . . . . . . . . . .                   22,519                   19,438
     Accrued interest   . . . . . . . . . . . . . . . . . . . . . . .                    6,508                    5,989
     Pipeline refunds due customers   . . . . . . . . . . . . . . . .                    5,580                   (2,639)
     Rate refund due customers  . . . . . . . . . . . . . . . . . . .                   (9,306)                    -
     Deferred purchased gas costs   . . . . . . . . . . . . . . . . .                   (2,236)                  11,520
     Other-net  . . . . . . . . . . . . . . . . . . . . . . . . . . .                    1,666                    2,292
                                                                                   -----------              -----------
          Net Cash Used in Operating Activities   . . . . . . . . . .                   (9,011)                    (940)
                                                                                   -----------              -----------

FINANCING ACTIVITIES
Common stock issued . . . . . . . . . . . . . . . . . . . . . . . . .                    3,074                    3,376
Long-term debt retired  . . . . . . . . . . . . . . . . . . . . . . .                   (2,505)                  (6,328)
Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   37,423                   41,958
Dividends on common and preferred stock . . . . . . . . . . . . . . .                  (12,357)                 (12,046)
                                                                                   -----------              -----------
          Net Cash Provided by Financing Activities   . . . . . . . .                   25,635                   26,960
                                                                                   -----------              -----------

INVESTING ACTIVITIES
Proceeds from sale of non-utility subsidiary  . . . . . . . . . . . .                     -                       2,000
Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . .                  (21,728)                 (27,258)
                                                                                   -----------              -----------
           Net Cash Used in Investing Activities  . . . . . . . . . .                  (21,728)                 (25,258)
                                                                                   -----------              -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . .                   (5,104)                     762
Cash and Cash Equivalents at Beginning of Period  . . . . . . . . . .                   13,911                    3,522
                                                                                   -----------              -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . .              $     8,807              $     4,284
                                                                                   ===========              ===========

(a)  Includes amounts charged to other accounts.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Income taxes paid   . . . . . . . . . . . . . . . . . . . . . . . .              $       833              $     1,194
  Interest paid   . . . . . . . . . . . . . . . . . . . . . . . . . .              $     1,204              $     2,018



See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


A. In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results for such periods. Reference is hereby made to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

B. On May 1, 1995, additional shares of common stock were distributed to shareholders of record on April 20, 1995, in connection with a two-for-one stock split. All share disclosures and per share calculations included in this report are on a post-split basis.

C. Due to the seasonal nature of the Company's business, the results of operations shown are not indicative of the results to be expected for the fiscal year ended September 30, 1996.

D. At September 30, 1995, the Company had outstanding $50 million of 7-7/8% Series First Mortgage Bonds due September 1, 2016 and $17.325 million of 9-1/4% Series First Mortgage Bonds due April 15, 2018. Each of these series has a 30-year nominal life, and each allows the holder to elect early maturity of the bonds, at par, on the tenth anniversary of the issuance date. Additionally, the Company may redeem the bonds at par at any time on or after the tenth anniversary date of their issuance up until the end of the 30-year nominal life.

     On January 25, 1996, the Company issued $50 million of unsecured Medium-Term Notes (MTNs) at a coupon rate of 6.15% and $21.6 million of short-term commercial paper. The new MTNs carry the same terms as the First Mortgage Bonds discussed in the prior paragraph. The proceeds of these issuances were used to purchase approximately $71.6 million of U.S. Treasury Securities. These securities were deposited in an irrevocable trust and the principal and interest on these securities will be used to pay the interest and principal payments on the outstanding 7-7/8% and 9-1/4% Series First Mortgage Bonds up to and including their first call dates on September 1, 1996 and April 15, 1998, respectively. The First Mortgage Bonds will be legally retired on their first call dates with the proceeds from the treasury securities included in the trust. This transaction was recorded as an in-substance defeasance in January 1996. A premium of approximately $2.3 million was recorded as a regulatory asset in connection with acquiring the treasury securities and this amount will be amortized over future periods in accordance with prior regulatory practice.

     The $50 million of 7-7/8% Series First Mortgage Bonds have been classified as long-term debt at December 31, 1995 since they were refinanced on a long-term basis prior to the issuance of these financial statements.

                          WASHINGTON GAS LIGHT COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

          For the three months ended December 31, 1995, net income applicable to common stock amounted to $38.0 million, which represented an increase of $10.6 million from the same period in the prior year. Earnings per average common share were $.88, or $.23 per average common share higher than the quarter ended December 31, 1994. The improvement was due to greater firm therm sales resulting from colder weather, additional customer meters served and higher retail rates in the Company's Maryland jurisdiction. Partially offsetting these increases were increased operation expenses and lower other income (loss)-net. Weather was 44.1% colder than the same period last year and 23.8% colder than normal.

          Net revenues for the period increased $24.6 million (19.4%) from the same period last year to $151.4 million. Therm sales to firm customers, as shown in the table below, rose by 87.3 million therms (29.7%) due primarily to the colder weather in the current quarter and the impact of a 3.3% increase in the number of customer meters. A rate increase effective December 1, 1994 in the Company's Maryland jurisdiction also contributed favorably to net revenues in the most recent fiscal quarter.

                                                                  Three Months Ended
                                                                  ------------------
                                                           December 31,        December 31,
                                                               1995                  1994
                                                           ------------        ------------
          Gas Delivered (thousands of therms)
               Firm......................................       380,970             293,673
               Interruptible.............................        58,505              73,481
               Electric Generation-Interruptible.........         6,574               9,663
               Transportation Service....................        21,906              16,335
                                                             ----------         -----------
                 Total...................................       467,955             393,152
                                                             ==========         ===========

          Number of Customer Meters (end of period)...          768,252             743,496
                                                             ==========         ===========

          Degree Days.................................            1,696               1,177
                                                             ==========         ===========

          Excluding sales for electric generation, therms delivered to interruptible and transportation service customers declined by 9.4 million therms (10.5%) resulting in a drop in net revenues. This reflects the effect of significant interruptions during the first fiscal quarter of 1996 resulting from the colder weather. Margin sharing arrangements in each of the Company's major jurisdictions minimize the effect on net income of increases or decreases in sales and deliveries to the interruptible class. Under these arrangements, a majority of the margins earned on sales and deliveries to these classes are returned to firm customers after a certain gross margin threshold is reached or in exchange for the transfer of a portion of the fixed costs from the interruptible to the firm class.

          Operation and maintenance expenses rose by $3.3 million (6.7%) over the same period last year. The increase primarily reflects the effect of higher expenses for uncollectible accounts due to the colder weather and a non-recurring accrual for a contingency.

          General taxes declined by $673,000 due to a drop in the fuel tax rate for service to customers in Montgomery County, Maryland that was only partially offset by higher other gross receipts taxes due to the colder weather. All such taxes are included in revenues and therefore fluctuations in these amounts have no effect on net income.

          Other income (loss) - net decreased by $3.3 million, due to a $1.9 million after-tax gain recorded on the sale of American Environmental Products, Inc., a non-utility subsidiary, in October 1994 and the establishment of a valuation reserve for certain non-utility investments in the first quarter of fiscal year 1996.

                          WASHINGTON GAS LIGHT COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

          Capital expenditures for the first three months of fiscal year 1996 were $21.7 million and are budgeted to be $130.3 million for the year. To fund construction expenditures and other capital requirements, the Company draws upon both internal and external sources of cash. The Company's ability to generate adequate cash internally depends upon a number of factors, including the timing and amount of rate increases received and the level of therm sales. The level of therm sales is almost exclusively dependent upon the number of customer meters and the variability of the weather.

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

           Net cash used in operating activities was $9.0 million during the first three months of fiscal year 1996, as compared to $.9 million in net cash used in operating activities for the similar period of fiscal year 1995. The increase in net cash used results primarily from: (i) higher accounts receivable balances reflecting higher therm sales due to the colder weather;
(ii) an undercollection of gas costs in the current year compared to an overcollection in the prior year; and (iii) refunds made to customers for amounts overcollected from the implementation of interim rates and for overcollected gas costs during the prior year. These factors more than offset the combined effect of increased net income, greater use of storage gas inventories in the current period, and increased accounts payable balances resulting from greater amounts owed for gas purchases.

          The Company uses short-term debt in the form of commercial paper and short-term bank loans to fund seasonal requirements. Alternative sources include unsecured lines of credit, some of which are seasonal, and $130 million in a revolving credit agreement maintained with a group of banks. These financing options may be activated to support or replace the Company's commercial paper. Excluding current maturities, the Company had $37.4 million of short-term debt outstanding at December 31, 1995. These borrowings were composed of $20.7 million and $16.7 million of commercial paper and bank loans, respectively, and represent an increase of $37.4 million from the level at September 30, 1995. This compares to $94.9 million of short-term debt outstanding at December 31, 1994, an increase of $42.0 million from the level at September 30, 1994.

          The $2.5 million of long-term debt retired during the current quarter reflects Medium-Term Note maturities.

          During the three months ended December 31, 1995, the Company sold with recourse, $9.1 million of non-utility accounts receivable. This compares to $12.7 million sold in the three months ended December 31, 1994.

                          PART II.   OTHER INFORMATION



Item 5. Other Information

A. As part of a series of steps toward unbundling services in the District of Columbia, the Company filed proposed tariffs on December 21, 1995, January 2, 1996, and February 5, 1996 with the Public Service Commission of the District of Columbia. If approved, the proposals will increase opportunities for the Company to tailor new services to meet the needs of firm and interruptible customers and will allow more customers the flexibility to acquire their gas supplies from the supplier of their choice.

          Under the proposed tariffs, interruptible delivery service would be expanded to customers who use, on an annual basis, more than 60,000 therms of gas, rather than over 250,000 therms as previously required. The Company also proposed to reduce the minimum monthly bill for interruptible delivery service. These changes provide nearly all of the 300 interruptible customers in the District of Columbia the choice of purchasing their gas supply from a third-party supplier or purchasing traditional bundled gas sales service from the Company. The Company would continue to share the margins earned on sales and deliveries to interruptible customers, with 90% being returned to firm customers and 10% being retained by the Company.

          Under the proposed firm gas sales tariffs, commercial and group-metered apartment customers in the District of Columbia would see the price of gas purchased and the price of delivery of the gas to the customer stated separately on the customer's bill. Although this change will have no effect on the amount of a customer's bill, it will serve to inform customers of the prices they pay for the various services they are receiving. The Company has also proposed to initiate firm delivery service for large commercial and group-metered apartment customers.

B. Effective January 1, 1996, Frederick Gas Company, Inc., one of the Company's distribution subsidiaries, merged with the parent company.

C. As previously reported in a report on Form 8-K filed on October 5, 1995, the International Union of Gas Workers (IUGW) appealed the August 28, 1995 decision of the Acting Regional Director of the National Labor Relations Board (NLRB), which ruled in favor of the Company regarding the Company's conduct during negotiations with the IUGW. On January 23, 1996, the General Counsel of the NLRB affirmed the Acting Regional Director's earlier decision that the Company had bargained in good faith with the IUGW and that the Company's lockout was legal. Accordingly, the union's claim for back wages to approximately 1,000 employees during the nearly 16-week lockout has been extinguished, without any further right of appeal.

          The union filed a second round of unfair labor practice charges in October 1995, alleging that the Company's installation of new employment terms was illegal because there had been insufficient bargaining and no true impasse. These charges further alleged that the Company's various offers and communications with its employees amounted to bypassing the union's authority as bargaining agent. On February 6, 1996, the Regional Office of the NLRB notified the Company that it was dismissing this second round of charges entirely as lacking in merit.

          The Company continues to meet with the IUGW from time to time, in a good faith effort to reach a new labor contract. Meanwhile, the bargaining unit is at work under the new terms installed by the Company at the conclusion of the lockout in late September 1995.

D. On February 2, 1996, Shenandoah Gas Company (Shenandoah), one of the Company's distribution subsidiaries, filed a request with the Public Service Commission of West

Virginia for a rate increase of approximately $604,000, or 7.4%. The request included an overall rate of return of 10.33%, a return on common equity of 12.25% and a 57.11% common equity ratio. In addition to requesting the recovery of increased operating expenses and a return on additional capital investment, Shenandoah requested full recovery of costs associated with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

E. On January 31, 1996, the Board of Directors elected Frederic M. Kline to the position of Vice President and Treasurer and Elizabeth M. Arnold to the position of Vice President.

          Mr. Kline, who previously served as Controller, will be responsible for the treasury and accounting functions of the Company. He joined the Company in 1978 as an Executive Assistant to the Controller. He held several positions of increasing responsibility in the Accounting Department until he was named Controller in 1985.

          Ms. Arnold, who previously served as Treasurer, will be responsible for developing corporate strategies needed to support the Company's long-term business goals and will continue to be responsible for the Company's investor relations activities. She joined the Company in 1979 as Staff Associate in the Finance Department and held several positions of increasing responsibility, including Director of Financial Relations and Director of Marketing Services, before being named Treasurer in 1993.

          Additionally, Senior Vice President Joseph M. Schepis will now be responsible for managing the Company's gas supply portfolio, energy sales services and customer service and regulatory activities. Mr. Schepis joined the Company in 1978. He held positions in the Finance and Marketing departments before being elected Treasurer in 1986, Vice President-Rates and Regulatory Affairs in 1993 and Senior Vice President and Chief Financial Officer in 1994.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits Filed Herewith:

                                                                                       Page in
                        Description                                                      10-Q
                        -----------                                                    -------
              11   Computation of Earnings per Average Share of Common                      11
                   Stock Assuming Full Dilution from Conversion of the
                   $4.60 and $4.36 Convertible Preferred Series.

              27   Financial Data Schedule                                 See Separate Volume

              99.0 Computation of Ratio of Earnings to Fixed Charges                        12

              99.1 Computation of Ratio of Earnings to Fixed Charges and                    13
                   Preferred Stock Dividends

       (b)    Reports on Form 8-K:

              On October 5, 1995, the Company filed a report on Form 8-K stating that an Acting Regional Director of the National Relations Labor Board ruled in favor of the Company on August 28, 1995 regarding the Company's conduct during negotiations with the International Union of Gas Workers.



                                   SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    WASHINGTON GAS LIGHT COMPANY
                                  ----------------------------------
                                            (Registrant)




Date    February 14, 1996             /s/ Frederic M. Kline
    ------------------------      ----------------------------------
                                     Vice President and Treasurer
                                    (Principal Accounting Officer)

                                                                    EXHIBIT 11


                          WASHINGTON GAS LIGHT COMPANY

           Computation of Earnings per Average Share of Common Stock
         Assuming Full Dilution from Conversion of the $4.60 and $4.36
                          Convertible Preferred Series
                                  (Unaudited)



                                                          Three Months Ended
                                                   -------------------------------
                                                   Dec. 31, 1995     Dec. 31, 1994
                                                   -------------     -------------
                                                 (Thousands, except per share data)


EARNINGS PER AVERAGE SHARE ASSUMING FULL DILUTION
-------------------------------------------------
Net Income                                          $  38,340          $  27,726

Dividends on preferred stock (excluding
  dividends on convertible preferred stock)               330                330
                                                    ---------          ---------

Net income applicable to common stock               $  38,010          $  27,396
                                                    =========          =========

Average common shares outstanding on a fully
  diluted basis assuming conversion of the
  outstanding shares of the $4.60 and $4.36
  convertible preferred stock on October 1
  of each year based on the applicable
  conversion price                                     43,082             42,313
                                                    =========          =========

Earnings per average share of common stock
  assuming full dilution                            $     .88          $     .65
                                                    =========          =========


-------------------------

Note: These calculations are submitted in accordance with Securities Exchange Act of 1934 Release No. 9083 although not required by footnote 2 to paragraph 14 of Accounting Principles Board Opinion No. 15 because no dilution results.

                                                                    EXHIBIT 99.0



                          WASHINGTON GAS LIGHT COMPANY

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                     TWELVE MONTHS ENDED DECEMBER 31, 1995
                                  (Unaudited)

                             (Dollars in Thousands)



FIXED CHARGES:

         Interest Expense................................................              $    30,637
         Amortization of Debt Premium, Discount and Expense..............                      285
         Interest Component of Rentals...................................                       64
                                                                                       -----------
                     Total Fixed Charges.................................              $    30,986
                                                                                       ===========


EARNINGS:

         Net Income......................................................              $    73,523
         Add:
                     Income Taxes Applicable to Operating Income.........                   45,409
                     Income Taxes Applicable to Other Income - Net.......                     (594)
                     Total Fixed Charges.................................                   30,986
                                                                                       -----------
         Total Earnings..................................................              $   149,324
                                                                                       ===========
         Ratio of Earnings to Fixed Charges..............................                      4.8
                                                                                       ===========

                                                                    EXHIBIT 99.1

                          WASHINGTON GAS LIGHT COMPANY

             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND
                           PREFERRED STOCK DIVIDENDS

                     TWELVE MONTHS ENDED DECEMBER 31, 1995
                                  (Unaudited)

                             (Dollars in Thousands)

FIXED CHARGES AND PREFERRED STOCK DIVIDENDS:

         Interest Expense................................................              $    30,637
         Amortization of Debt Premium, Discount and Expense..............                      285
         Interest Component of Rentals...................................                       64
                                                                                       -----------
                     Total Fixed Charges.................................                   30,986
         Pre-tax Preferred Dividends.....................................                    2,146
                                                                                       -----------

                     Total...............................................              $    33,132
                                                                                       ===========



   Preferred Dividends...................................................              $     1,333
   Effective Income Tax Rate.............................................                    .3787
   Complement of Effective Income Tax Rate (1 - Tax Rate)................                    .6213

   Pre-Tax Preferred Dividends...........................................              $     2,146
                                                                                       ===========

EARNINGS:

         Net Income......................................................              $    73,523
         Add:
                     Income Taxes Applicable to Operating Income.........                   45,409
                     Income Taxes Applicable to Other Income - Net.......                     (594)
                     Total Fixed Charges.................................                   30,986
                                                                                       -----------

         Total Earnings..................................................              $   149,324
                                                                                       ===========

         Ratio of Earnings to Fixed Charges and
                     Preferred Stock Dividends...........................                      4.5
                                                                                       ===========