Form 10-Q
period 1996-03-31
WASHINGTON GAS LIGHT CO
filed 1996-05-15
CIK 104819

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549
                                  FORM 10-Q


(Mark One)

   / X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1996
                               -----------------------------------------------

                                       OR

   /   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               --------------------      ----------------------

Commission file number                             1-1483
                       --------------------------------------------------------



                         WASHINGTON GAS LIGHT COMPANY
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     District of Columbia and Virginia                     53-0162882
- -------------------------------------------     -------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                  Identification No.)


1100 H Street, N. W., Washington, D. C.                       20080
- ---------------------------------------         -------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code          (703) 750-4440
                                                   ----------------------------

                                     NONE
- -------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock $1.00 par value          43,412,096             April 30, 1996
- ----------------------------     --------------------      ------------------
           Class                   Number of Shares                Date

                          WASHINGTON GAS LIGHT COMPANY


                                     INDEX

                                                                        Page No.
                                                                        --------
PART  I.  Financial Information:

      Item 1.  Financial Statements

        Consolidated Balance Sheet -
          March 31, 1996 and September 30, 1995....................         2

        Consolidated Statement of Income -
          Three Months Ended March 31, 1996 and 1995...............         3

        Consolidated Statement of Income -
          Six Months Ended March 31, 1996 and 1995.................         4

        Consolidated Statement of Cash Flows -
          Six Months Ended March 31, 1996 and 1995.................         5

        Notes to Consolidated Financial Statements.................         6

      Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...............        7-10

PART II.  Other Information:

      Item 4.  Submission of Matters to a Vote of Security Holders.        11

      Item 5.  Other Information...................................        12-13

      Item 6.  Exhibits and Reports on Form 8-K....................        14

      Signature....................................................        14

                          WASHINGTON GAS LIGHT COMPANY

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                                              Mar. 31,           Sept. 30,
                                                                1996               1995
                                                            ------------       ------------
                                                                      (Thousands)
ASSETS

PROPERTY, PLANT AND EQUIPMENT
  At original cost..............................            $ 1,651,964        $  1,608,518
  Accumulated depreciation and amortization.....               (572,682)           (552,460)
                                                            -----------        ------------
                                                              1,079,282           1,056,058
                                                            -----------         -----------
CURRENT ASSETS
  Cash and cash equivalents.....................                  6,534              13,911
  Accounts receivable, less reserve.............                227,904              49,963
  Inventories and storage gas purchased.........                 18,634              67,657
  Deferred income taxes.........................                 17,207              19,710
  Other prepayments, principally taxes..........                  7,308               7,799
                                                            -----------         -----------
                                                                277,587             159,040
                                                            -----------        ------------

DEFERRED CHARGES AND OTHER ASSETS...............                118,616             145,040
                                                            -----------         -----------

    TOTAL.......................................            $ 1,475,485        $  1,360,138
                                                            ===========        ============

CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common shareholders' equity...................            $   601,266        $    513,044
  Preferred stock...............................                 28,467              28,471
  Long-term debt................................                353,860             329,051
                                                            -----------        ------------
                                                                983,593             870,566
                                                            -----------        ------------

CURRENT LIABILITIES
  Current maturities of long-term debt..........                  8,006              52,505
  Notes payable.................................                 23,794               -
  Accounts and wages payable....................                127,145              80,523
  Customer deposits and advance payments........                  6,435              15,408
  Accrued taxes and interest....................                 47,498              11,830
  Other current liabilities.....................                 29,320              62,090
                                                            -----------        ------------
                                                                242,198             222,356
                                                            -----------        ------------

DEFERRED CREDITS................................                249,694             267,216
                                                            -----------        ------------

    TOTAL.......................................            $ 1,475,485        $  1,360,138
                                                            ===========        ============





See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)


                                                                  Three Months Ended
                                                            -------------------------------
                                                            Mar. 31, 1996     Mar. 31, 1995
                                                            -------------     -------------
                                                           (Thousands, Except Per Share Data)
OPERATING REVENUES.............................             $   431,826        $    353,650
Cost of Gas....................................                 225,748             173,875
                                                            -----------        ------------
NET REVENUES...................................                 206,078             179,775
                                                            -----------        ------------

OTHER OPERATING EXPENSES
  Operation....................................                  47,402              42,556
  Maintenance..................................                   7,287               7,520
  Depreciation and amortization................                  11,964              11,469
  General taxes................................                  24,403              25,134
  Income taxes.................................                  39,564              31,519
                                                            -----------        ------------
                                                                130,620             118,198
                                                            -----------         -----------

OPERATING INCOME...............................                  75,458              61,577
Other Income (Loss) - Net......................                    (714)                 91
                                                            -----------        ------------

INCOME BEFORE INTEREST EXPENSE.................                  74,744              61,668
Interest Expense...............................                   7,835               8,230
                                                            -----------        ------------

NET INCOME.....................................                  66,909              53,438
Dividends on Preferred Stock...................                     333                 334
                                                            -----------        ------------

NET INCOME APPLICABLE TO COMMON STOCK..........             $    66,576        $     53,104
                                                            ===========        ============

AVERAGE COMMON SHARES OUTSTANDING
  (See Note B to the Consolidated Financial
    Statements)................................                  43,317              42,495

EARNINGS PER AVERAGE SHARE OF COMMON STOCK
  (See Exhibit 11 for computation of fully
  diluted earnings per average share and Note
  B to the Consolidated Financial Statements)..             $      1.54        $       1.25
                                                            ===========        ============

DIVIDENDS DECLARED PER COMMON SHARE
  (See Note B to the Consolidated Financial
    Statements)................................             $      .285        $        .28
                                                            ===========        ============





See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)


                                                                   Six Months Ended
                                                           ---------------------------------
                                                           Mar. 31, 1996       Mar. 31, 1995
                                                           -------------       -------------
                                                           (Thousands, Except Per Share Data)
OPERATING REVENUES.............................             $   706,152        $    596,565
Cost of Gas....................................                 348,652             289,993
                                                            -----------        ------------
NET REVENUES...................................                 357,500             306,572
                                                            -----------        ------------

OTHER OPERATING EXPENSES
  Operation....................................                  92,348              84,165
  Maintenance..................................                  15,104              15,369
  Depreciation and amortization................                  23,837              22,875
  General taxes................................                  40,876              42,280
  Income taxes.................................                  62,856              46,917
                                                            -----------        ------------
                                                                235,021             211,606
                                                            -----------        ------------

OPERATING INCOME...............................                 122,479              94,966
Other Income (Loss) - Net......................                  (1,565)              2,552
                                                            -----------        ------------

INCOME BEFORE INTEREST EXPENSE.................                 120,914              97,518
Interest Expense...............................                  15,665              16,354
                                                            -----------        ------------

NET INCOME.....................................                 105,249              81,164
Dividends on Preferred Stock...................                     666                 667
                                                            -----------        ------------

NET INCOME APPLICABLE TO COMMON STOCK..........             $   104,583        $     80,497
                                                            ===========        ============

AVERAGE COMMON SHARES OUTSTANDING
  (See Note B to the Consolidated Financial
    Statements)................................                  43,175              42,390

EARNINGS PER AVERAGE SHARE OF COMMON STOCK
  (See Exhibit 11 for computation of fully
  diluted earnings per average share and Note
  B to the Consolidated Financial Statements)..             $      2.42        $       1.90
                                                            ===========        ============

DIVIDENDS DECLARED PER COMMON SHARE
  (See Note B to the Consolidated Financial
    Statements)................................             $      .565        $      .5575
                                                            ===========        ============





See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                   Six Months Ended
                                                            --------------------------------
                                                            Mar. 31, 1996      Mar. 31, 1995
                                                            -------------      -------------
                                                                       (Thousands)
OPERATING ACTIVITIES
Net Income........................................          $   105,249         $    81,164
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization (a).............               27,152              25,708
    Deferred income taxes--net....................                5,422              (9,693)
    Amortization of investment tax credits........                 (488)               (499)
    Allowance for funds used during construction..                 (293)               (329)
    Other noncash charges and credits--net........                5,190               1,303
                                                            -----------        ------------
                                                                142,232              97,654
Changes in assets and liabilities:
    Accounts receivable and accrued utility
        revenues..................................             (173,801)            (91,240)
    Gas costs due from/to customers - net.........              (29,638)              8,961
    Storage gas purchased.........................               48,100              49,026
    Other prepayments, principally taxes..........                  491                 580
    Accounts and wages payable....................               45,445                 315
    Customer deposits and advance payments........               (8,973)             (8,996)
    Accrued taxes.................................               36,495              46,012
    Pipeline refunds due customers................                1,687              (3,638)
    Rate refund due customers.....................               (9,306)              7,833
    Deferred purchased gas costs..................                  (29)             33,960
    Other-net.....................................                2,477               4,813
                                                             ----------         -----------
        Net Cash Provided by Operating Activities.               55,180             145,280
                                                            -----------         -----------

FINANCING ACTIVITIES
Common stock issued...............................                6,295               6,962
Long-term debt issued.............................               50,000              20,000
Long-term debt retired............................              (69,830)             (9,322)
Notes payable - net...............................               23,794             (52,912)
Dividends on common and preferred stock...........              (24,811)            (24,152)
                                                            -----------         -----------
        Net Cash Used in Financing Activities.....              (14,552)            (59,424)
                                                            -----------         -----------

INVESTING ACTIVITIES
Proceeds from sale of non-utility subsidiary......                 -                  2,000
Capital Expenditures..............................              (48,005)            (54,495)
                                                            -----------         -----------
        Net Cash Used in Investing Activities.....              (48,005)            (52,495)
                                                            -----------         -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..               (7,377)             33,361
Cash and Cash Equivalents at Beginning of Period..               13,911               3,522
                                                            -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........          $     6,534         $    36,883
                                                            ===========         ===========

(a) Includes amounts charged to other accounts.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Income taxes paid...............................          $    28,111         $    19,270
  Interest paid...................................          $    16,326         $    15,792




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

D. At December 31, 1995, the Company had outstanding $50 million of 7-7/8% Series First Mortgage Bonds due September 1, 2016 and $17.325 million of 9-1/4% Series First Mortgage Bonds due April 15, 2018. Each of these series has a 30-year nominal life, and each allows the holder to elect early maturity of the bonds, at par, on the tenth anniversary of the issuance date. Additionally, the Company may redeem the bonds at par at any time on or after the tenth anniversary date of their issuance up until the end of the 30-year nominal life.

    On January 25, 1996, the Company issued $50 million of unsecured Medium-Term Notes (MTNs) at a coupon rate of 6.15% and $21.6 million of short-term commercial paper. The new MTNs carry the same terms as the First Mortgage Bonds discussed in the prior paragraph. The proceeds of these issuances were used to purchase approximately $71.6 million of U.S. Treasury Securities. These securities were deposited in an irrevocable trust and the principal and interest on these securities will be used to pay the interest and principal payments on the outstanding 7-7/8% and 9-1/4% Series First Mortgage Bonds up to and including their first call dates on September 1, 1996 and April 15, 1998, respectively. The First Mortgage Bonds will be legally retired on their first call dates with the proceeds from the treasury securities included in the trust. This transaction was recorded as an in-substance defeasance in January 1996; therefore, as of March 31, 1996, the First Mortgage Bonds mentioned above were extinguished for financial reporting purposes. A premium of approximately $2.3 million was recorded as a regulatory asset in connection with acquiring the treasury securities and this amount will be amortized over future periods in accordance with prior regulatory practice.

                          WASHINGTON GAS LIGHT COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three months ended March 31, 1996 vs. March 31, 1995

        For the three months ended March 31, 1996, net income applicable to common stock amounted to $66.6 million, which represented an increase of $13.5 million from the same period in the prior year. Earnings per average common share were $1.54, or $.29 per average common share higher than the quarter ended March 31, 1995. Average common shares outstanding increased by 1.9% over the prior year. The increase in net income applicable to common stock was primarily due to significantly colder weather during the current quarter. This factor was partially offset by higher other operating expenses and lower other income (loss)-net.

        Net revenues for the period rose $26.3 million (14.6%) from the same period last year to $206.1 million. Therm sales to firm customers, as shown in the table below, rose by 95.2 million therms (19.8%), due to weather that was 16.3% colder than the prior year and the effect of increased customer meters, which were 3.0% higher at the end of the most recent period as compared to last year. Weather for the quarters ended March 31, 1996 and March 31, 1995 was 14.4% colder than normal and 1.4% warmer than normal, respectively.

                                                                  Three Months Ended
                                                                  ------------------
                                                            March 31,             March 31,
                                                              1996                   1995
                                                            --------               --------
    Gas Delivered (thousands of therms)
      Firm......................................             575,951                480,718
      Interruptible.............................              49,712                 87,991
      Electric Generation-Interruptible.........                 593                 17,531
      Transportation Service....................              17,921                 15,896
    Gas Sold Off System (thousands of therms)...              36,056                   -
                                                            --------               --------
         Total...................................            680,233                602,136
                                                            ========               ========

    Number of Customer Meters (end of period)...             774,266                751,543
                                                            ========               ========

    Degree Days.................................               2,466                  2,120
                                                            ========               ========

         Excluding deliveries for electric generation, therms delivered to interruptible and transportation service customers declined by 36.3 million therms (34.9%) resulting in a drop in net revenues. This reflects the effect of significantly longer interruptions in service to these customers in the current quarter due to the colder weather. Margin sharing arrangements in each of the Company's major jurisdictions minimize the effect on net income of increases or decreases in sales and deliveries to the interruptible class. Under these arrangements, a majority of the margins earned on sales and deliveries to these classes are returned to firm customers after a certain gross margin threshold is reached or in exchange for the shift of a portion of the fixed costs from the interruptible to the firm class.

         Volumes delivered to Potomac Electric Power Company (Pepco) for electric generation declined by 16.9 million therms from the same period in the prior year. The decline was primarily due to the unavailability of pipeline capacity in the current quarter. A significant majority of margins earned on deliveries to Pepco are shared with firm customers and changes in volumes delivered between periods therefore had an immaterial effect on net income.

                          WASHINGTON GAS LIGHT COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS  (CONT'D)


         During the quarter ended March 31, 1996, the Company recorded off-system sales of 36.1 million therms. Off-system sales represent sales made outside of the Company's service territory. The majority of the margins earned on these sales are being shared with firm customers in the Company's three major jurisdictions and therefore there is an immaterial effect on net income.

         Operation and maintenance expenses rose by $4.6 million (9.2%) from the same period last year due primarily to higher labor expenses, a provision recorded to cover potential injuries and damages, and higher uncollectible accounts expense due to the colder weather.

         Depreciation and amortization increased by $495,000 (4.3%) due primarily to depreciation on the Company's rising investment in depreciable plant.

         General taxes declined by $731,000 (2.9%) due to a drop in the fuel tax rate for service to customers in Montgomery County, Maryland that was partially offset by higher other gross receipts taxes due to the colder weather. All such taxes are included in revenues and therefore fluctuations in these amounts have no effect on net income.

         Other income (loss) - net declined by $805,000 due primarily to the effect of valuation reserves recorded in the current period related to various non-utility activities.

         Interest expense decreased by $395,000 (4.8%). Reflected in this change is the effect of lower interest on short-term debt reflecting lower levels outstanding and the effects of lower interest rates resulting from the in-substance defeasance recorded in January 1996. Partially offsetting these factors is the effect of a higher level of long-term debt outstanding.

Six months ended March 31, 1996 vs. March 31, 1995

         For the six months ended March 31, 1996, net income applicable to common stock amounted to $104.6 million, which represented an increase of $24.1 million from the same period in the prior year. Earnings per average common share were $2.42, or $.52 per average common share higher than the six month period ended March 31, 1995. Average common shares outstanding increased by 1.9% over the prior year. The increase in net income applicable to common stock was primarily due to the effect of significantly colder weather in the current period and increased customer meters. Factors which partially offset the impact of the weather were higher other operating expenses and lower other income (loss) - net.

         Net revenues for the period rose $50.9 million (16.6%) from the same period last year to $357.5 million. Therm sales to firm customers, as shown in the following table, increased by 182.5 million therms (23.6%) which resulted from weather that was 26.2% colder than the prior year and the impact of a 3.0% increase in the number of customer meters. Weather for the six months ended March 31, 1996 and March 31, 1995 was 18.0% colder than normal and 6.5% warmer than normal, respectively.

                          WASHINGTON GAS LIGHT COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS  (CONT'D)

                                                                   Six Months Ended
                                                                   ----------------
                                                            March 31,             March 31,
                                                              1996                   1995
                                                            --------               --------
    Gas Delivered (thousands of therms)
      Firm......................................              956,921               774,391
      Interruptible.............................              108,217               161,472
      Electric Generation-Interruptible.........                7,167                27,194
      Transportation Service....................               39,827                32,231
    Gas Sold Off System (thousands of therms)...               36,056                  -
                                                            ---------              --------
        Total...................................            1,148,188               995,288
                                                            =========              ========

    Number of Customer Meters (end of period)...              774,266               751,543
                                                            =========              ========

    Degree Days.................................                4,162                 3,297
                                                            =========              ========

         Excluding deliveries for electric generation, therms delivered to interruptible and transportation service customers declined by 45.7 million therms (23.6%). The decrease resulted primarily from significantly longer interruptions in service to these customers during the most recent six month period because of the colder weather. Margins earned on such sales and deliveries are being shared with firm customers as described previously in this report.

         Volumes delivered for electric generation declined by 20.0 million therms from the same period last year due primarily to reduced deliveries during the quarter ended March 31, 1996 as explained previously.

         Operation and maintenance expenses increased by $7.9 million (8.0%) from the same period last year due primarily to higher labor expenses, a provision recorded to cover injuries and damages, higher uncollectible accounts expense resulting from the colder weather and a non-recurring accrual for a contingency.

         Depreciation and amortization increased by $962,000 (4.2%) due primarily to depreciation on the Company's rising investment in depreciable plant.

         General taxes declined by $1.4 million (3.3%) due to a drop in the fuel tax rate for service to customers in Montgomery County, Maryland that was partially offset by higher other gross receipts taxes due to the colder weather. As discussed previously, all such taxes are included in revenues and therefore fluctuations in these amounts have no effect on net income.

         Other income (loss) - net declined by $4.1 million due to a $1.9 million gain on the sale of American Environmental Products, Inc., a non-utility subsidiary, recorded in the same period in the prior year and the effect of valuation reserves recorded related to various non-utility activities in the current period.

         Interest expense decreased by $689,000 (4.2%). Reflected in this change is the effect of lower interest on short-term debt reflecting lower levels outstanding and the effects of lower interest rates resulting from the in-substance defeasance recorded in January 1996. Partially offsetting these factors is the effect of a higher level of long-term debt outstanding.

                          WASHINGTON GAS LIGHT COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Short-Term Cash Requirements and Related Financing

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

         The Company uses short-term debt in the form of commercial paper and short-term bank loans to fund seasonal cash requirements. Alternative seasonal sources include unsecured lines of credit, some of which are seasonal, and $130 million in a revolving credit agreement maintained with a group of banks.
These financing options may be activated to support or replace the Company's commercial paper. Excluding current maturities, the Company had $23.8 million of short-term debt outstanding at March 31, 1996. These borrowings were composed of $15.0 million and $8.8 million of bank loans and commercial paper, respectively, and represent an increase of $23.8 million from the balance at September 30, 1995. Excluding current maturities, the Company had no short-term debt outstanding at March 31, 1995.

Long-Term Cash Requirements and Related Financing

         Capital expenditures for the first six months of fiscal year 1996 were $48.0 million and are budgeted to be $130.3 million for the year. To fund construction expenditures and other capital requirements, the Company draws upon both internal and external sources of cash. The Company's ability to generate adequate cash internally depends upon a number of factors, including the timing and amount of rate increases received and the level of therm sales. The level of therm sales is almost exclusively dependent upon the number of customer meters and the variability of the weather.

         Net cash provided by operating activities was $55.2 million during the first six months of fiscal year 1996 and compares to $145.3 million for the same period in fiscal year 1995. The decrease in net cash provided by operating activities is primarily attributable to: (i) higher funds used to support accounts receivable and accrued utility revenues resulting from higher sales and increased cost of gas; (ii) the effect of a shift from an overcollection of current gas costs from customers in the prior year to an undercollection of current gas costs in the current year; (iii) refunds made to customers for amounts overcollected from the implementation of interim rates and the return of prior year's overcollection of gas costs; and (iv) increased income tax payments in 1996 resulting from increased taxable income primarily due to colder weather and lower current deductions for gas costs. These factors were partially offset by: (i) an increased accounts payable balance resulting from greater amounts owed for gas purchases as a result of colder weather and higher gas prices and (ii) the effect of additional net income.

         In connection with the January 1996 in-substance defeasance discussed in Note D to the consolidated financial statements, the Company issued $50.0 million of unsecured MTNs at a coupon rate of 6.15% having 30-year terms with 10 year put and call options and $21.6 million of short-term debt. The $69.8 million of long-term debt retired represents $67.3 million of First Mortgage Bonds extinguished for financial reporting purposes that were the subject of the in-substance defeasance and a $2.5 million MTN retirement.

         During the six months ended March 31, 1996, the Company sold with recourse, $17.3 million of non-utility accounts receivable. This compares to $29.0 million sold in the six months ended March 31, 1995.

                          PART II.   OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders


  (a) The annual meeting of stockholders was held on February 21, 1996.

  (c) Matters voted upon at the meeting:

      The following individuals were elected to the Board of Directors at the annual meeting on February 21, 1996:


             Director                   Votes in Favor           Votes Withheld
             --------                  ---------------           --------------
         Michael D. Barnes                36,682,838                 803,022
         Fred J. Brinkman                 36,719,536                 729,626
         Daniel J. Callahan, III          36,858,711                 451,456
         Orlando W. Darden                36,716,084                 739,344
         James H. DeGraffenreidt, Jr.     36,706,103                 756,458
         Melvyn J. Estrin                 36,861,742                 445,152
         Patrick J. Maher                 36,766,066                 636,584
         Karen Hastie Williams            36,599,846                 968,944
         Stephen G. Yeonas                36,806,286                 556,064

         Sheldon W. Fantle retired from the Board of Directors effective February 21, 1996.

         The following other matters were introduced and voted upon at the annual meeting:

    The Board of Directors recommended that the stockholders ratify the appointment of Arthur Andersen LLP, independent public accountants, to audit the books, records and accounts of the Company for fiscal year 1996. This proposal was approved by a vote of 36,619,654 in favor of the proposal and 304,633 against. There were 327,425 abstentions.

    The Board of Directors proposed that the shareholders approve a Directors' Stock Compensation Plan. This is a new plan that provides that non-employee directors receive part of their retainer fees in the form of common stock rather than in cash. This proposal was approved by a combined vote of the common and preferred classes of 34,288,888 in favor of the proposal and 2,072,780 against. There were 893,874 abstentions.

    A stockholder proposed that the Board of Directors take steps to provide for cumulative voting in the election of Directors. This proposal was defeated by a vote of 4,708,992 in favor of the proposal and 22,638,491 against. There were 1,802,228 abstentions and 8,112,032 broker non-votes.

Item 5. Other Information

    A. As previously reported on Form 10-Q for the quarter ended December 31, 1995, the Regional Office of the National Labor Relations Board (NLRB) on February 6, 1996, dismissed a second round of unfair labor practice charges filed by the International Union of Gas Workers (IUGW) in October 1995.
    The IUGW alleged that the Company's installation of new employment terms was illegal because there had been insufficient bargaining and no true impasse. The IUGW further alleged that the Company's various offers and communications with its employees amounted to bypassing the union's authority as bargaining agent. The Regional Office found no merit to the IUGW's charges, upholding the Company's conduct entirely.

         The IUGW subsequently appealed the Regional Office's decision to the Office of Appeals of the NLRB. On April 29, 1996, the Office of Appeals dismissed the IUGW's appeal, without any further right of appeal.

         The Company continues its willingness to meet with the IUGW in order to achieve a ratified contract. Meanwhile, the bargaining unit is working successfully under the terms and conditions of the Company's last offer, as amended.

    B. As previously reported on Form 10-K for the year ended September 30, 1995, on July 7, 1995, the Company's distribution subsidiary, Shenandoah Gas Company (Shenandoah) filed an application with the State Corporation Commission (SCC) of Virginia under expedited rate case rules for an increase in annual revenues of approximately $1.2 million. The request included an overall rate of return of 9.88% and a return on equity (ROE) of 11.5%. The SCC's Staff recommended an increase of approximately $762,000 in annual revenues. In addition, the SCC's Staff recommended an ROE between 10% and 11% with the return set at the midpoint of 10.5%. Shenandoah's 11.5% ROE request was consistent with the ROE granted the parent company in its last Virginia rate case. Shenandoah filed rebuttal testimony and a hearing was held in January 1996.

         On May 3, 1996, a Hearing Examiner issued a report recommending an increase of approximately $883,000 in annual revenues. In addition, the Hearing Examiner recommended an ROE between 10.5% and 11.5% with the return set at the midpoint of 11.0%. A final order from the SCC of Virginia is currently expected in the fourth fiscal quarter of 1996.

         New rates based on the full revenue request of $1.2 million were put in place in August 1995, subject to refund.

    C. On March 27, 1996, the Board of Directors declared a dividend on common stock of $.285 per share. This compares to a $.28 dividend declared in the quarter ended March 31, 1995 on a post-split basis. The higher dividend rate, if declared for the next three quarters, would represent an annual increase of $.02 per share on a post-split basis.

    D. As an initial step toward unbundling services in Virginia, the Company filed a proposed tariff on January 23, 1996 with the SCC of Virginia to provide balancing service options to interruptible customers who elect to purchase gas from third parties. Under the proposed Comprehensive Balancing Service option, the Company would provide daily balancing of customer usage with the deliveries of customer-owned gas at a fixed charge for every therm delivered during the month. Under the proposed Self-Balancing Service option, the Company would require a delivery service customer to maintain a daily balance between deliveries and usage. A charge per therm would be assessed on imbalance amounts over 3% on a daily basis, with the charge increasing as the magnitude of the imbalance increased.

         The SCC's Staff issued a report on April 22, 1996, which agreed with the Company's proposed tariff concepts. On May 10, 1996, the SCC of Virginia issued its Final Order approving the Staff's report.
    Implementation of the proposed tariff will begin for service rendered on and after May 16, 1996.

    E. As part of an ongoing series of steps toward unbundling services in the District of Columbia, the Company filed two proposed tariffs on April 1, 1996 with the Public Service Commission of the District of Columbia. Under the first proposal, a pilot program would be offered to approximately 3,000 residential customers featuring a transportation option which gives customers the opportunity to acquire their gas supplies from a third party supplier. Under the pilot program, residential customers will be aggregated by each participating supplier in groups of at least 300 customers, and each aggregated group will have the option to be assigned 1,000 dekatherms per day of the Company's firm interstate pipeline capacity, at cost, to transport the supplies.

      In the second proposal, the Company would offer, at the customer's election, a new Service on Customer's Premises charge for non-safety or non-diagnostic work. The Company is also requesting that charges be tiered for pilot lighting, pilot turn-off, and service reconnection based on when the service is performed.

    F. The Company plans to file by July 1, 1996, a proposed tariff in Maryland providing unbundled service options to residential customers.

      Under the proposed tariff, a pilot program will be offered to approximately 6,000 residential customers featuring a transportation option which gives customers the opportunity to acquire their gas supplies from a third party supplier. Under the pilot program, residential customers will be aggregated by each participating supplier in groups of at least 300 customers, and each aggregated group will have the option to be assigned 2,000 dekatherms per day of the Company's firm interstate pipeline capacity, at cost, to transport the supplies.

      Implementation of the pilot program to residential customers is expected to begin November 1, 1996.

    G. On April 24, 1996, the Federal Energy Regulatory Commission (FERC) issued two orders that are intended to increase competition within the electric utility industry and result in lower costs of electricity for consumers.

      FERC Order No. 888 addresses open access and stranded cost issues. It opens wholesale electric power sales to competition by requiring public utilities that own, control or operate transmission lines to file non-discriminatory tariffs that offer others the same transmission services they provide themselves, under comparable terms and conditions. These utilities must also use these tariffs for their own wholesale energy sales and purchases. The order also provides that stranded costs are eligible for recovery, under certain terms and conditions, from customers who use open access to move to another electricity supplier.

      The second order, FERC Order No. 889, requires that utilities establish electronic systems to share information related to available transmission capacity. The intent of the order is to ensure that transmission owners have no unfair competitive advantage in using transmission systems to sell power. The order also requires that utilities separate their wholesale power marketing and transmission functions.

      As mentioned above, the implementation of these orders is expected to result in reduced electricity costs for consumers which should bring about increased competition between providers of electric power and natural gas distributors, such as the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits Filed Herewith:


                                                                    Page in
                        Description                                   10-Q
                        -----------                                 -------

     3.  Articles of Incorporation and Bylaws -                       See
             Bylaws of the Company as amended effective             separate
             February 21, 1996                                       volume

    11.  Computation of Earnings per Average Share of Common           15
             Stock Assuming Full Dilution from Conversion of the
             $4.60 and $4.36 Convertible Preferred Series

    27.   Financial Data Schedule                                      See
                                                                    separate
                                                                     volume

         Additional Exhibits -

    99.0   Computation of Ratio of Earnings to Fixed Charges           16

    99.1   Computation of Ratio of Earnings to Fixed Charges and
             Preferred Stock Dividends                                 17

    (b)  Reports on Form 8-K:

         There were no reports on Form 8-K filed during the three months ended March 31, 1996.



                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            WASHINGTON GAS LIGHT COMPANY
                                          --------------------------------
                                                     (Registrant)




  Date    May 15, 1996                        /s/ Frederic M. Kline
       -------------------                --------------------------------
                                           Vice President and Treasurer
                                          (Principal Accounting Officer)