Form 10-Q
period 1996-06-30
WASHINGTON GAS LIGHT CO
filed 1996-08-14
CIK 104819

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-Q


(Mark One)

   / X /         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1996
                               -------------------------------------------------

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


                        WASHINGTON GAS LIGHT COMPANY
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     District of Columbia and Virginia                          53-0162882
- -------------------------------------------          ---------------------------
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)


1100 H Street, N. W., Washington, D. C.                            20080
- ---------------------------------------              ---------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code            (703) 750-4440
                                                     ---------------------------


                                    NONE
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.             Yes   X    No
                                                          ------    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock $1.00 par value             43,572,858                 July 31, 1996
- ----------------------------         ------------------           -----------------
          Class                       Number of Shares                  Date

                          WASHINGTON GAS LIGHT COMPANY


                                     INDEX

                                                                           Page No.
                                                                           --------
PART  I.  Financial Information:

         Item 1.  Financial Statements

           Consolidated Balance Sheet -
             June 30, 1996 and September 30, 1995. . . . . . . . . . .         2

           Consolidated Statement of Income -
             Three Months Ended June 30, 1996 and 1995 . . . . . . . .         3

           Consolidated Statement of Income -
             Nine Months Ended June 30, 1996 and 1995. . . . . . . . .         4

           Consolidated Statement of Cash Flows -
             Nine Months Ended June 30, 1996 and 1995. . . . . . . . .         5

           Notes to Consolidated Financial Statements. . . . . . . . .         6

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations . . . . . . .        7-11

PART II.  Other Information:

         Item 5.  Other Information. . . . . . . . . . . . . . . . . .       12-13

         Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .         14

         Signature . . . . . . . . . . . . . . . . . . . . . . . . . .         14

                          WASHINGTON GAS LIGHT COMPANY

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                June 30,             Sept. 30,
                                                                  1996                 1995
                                                              ------------         ------------
                                                                          (Thousands)
ASSETS

PROPERTY, PLANT AND EQUIPMENT
  At original cost  . . . . . . . . . . . . . . . .          $  1,683,829          $ 1,608,518
  Accumulated depreciation and amortization . . . .              (582,222)            (552,460)
                                                             ------------          -----------
                                                                1,101,607            1,056,058
                                                             ------------          -----------
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . .                12,074               13,911
  Accounts receivable, less reserve . . . . . . . .                93,171               49,963
  Inventories and storage gas purchased . . . . . .                57,082               67,657
  Deferred income taxes . . . . . . . . . . . . . .                16,161               19,710
  Other prepayments, principally taxes  . . . . . .                 6,109                7,799
                                                             ------------          -----------
                                                                  184,597              159,040
                                                             ------------          -----------

DEFERRED CHARGES AND OTHER ASSETS . . . . . . . . .               116,256              145,040
                                                             ------------          -----------

    TOTAL . . . . . . . . . . . . . . . . . . . . .          $  1,402,460          $ 1,360,138
                                                             ============          ===========


CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common shareholders' equity . . . . . . . . . . .          $    586,480          $   513,044
  Preferred stock . . . . . . . . . . . . . . . . .                28,454               28,471
  Long-term debt  . . . . . . . . . . . . . . . . .               353,876              329,051
                                                             ------------          -----------
                                                                  968,810              870,566
                                                             ------------          -----------

CURRENT LIABILITIES
  Current maturities of long-term debt  . . . . . .                 8,006               52,505
  Accounts and wages payable  . . . . . . . . . . .               107,931               80,523
  Customer deposits and advance payments  . . . . .                 6,244               15,408
  Accrued taxes and interest  . . . . . . . . . . .                39,849               11,830
  Other current liabilities . . . . . . . . . . . .                23,039               62,090
                                                             ------------          -----------
                                                                  185,069              222,356
                                                             ------------          -----------

DEFERRED CREDITS  . . . . . . . . . . . . . . . . .               248,581              267,216
                                                             ------------          -----------

    TOTAL . . . . . . . . . . . . . . . . . . . . .          $  1,402,460          $ 1,360,138
                                                             ============          ===========





See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)


                                                                       Three Months Ended
                                                                ----------------------------------
                                                                June 30, 1996        June 30, 1995
                                                                -------------        -------------
                                                                (Thousands, Except Per Share Data)
OPERATING REVENUES  . . . . . . . . . . . . . . . .             $   157,760            $   131,916
Cost of Gas . . . . . . . . . . . . . . . . . . . .                  76,008                 57,717
                                                                -----------            -----------
NET REVENUES  . . . . . . . . . . . . . . . . . . .                  81,752                 74,199
                                                                -----------            -----------

OTHER OPERATING EXPENSES
   Operation  . . . . . . . . . . . . . . . . . . .                  47,451                 40,168
   Maintenance  . . . . . . . . . . . . . . . . . .                   8,571                  7,912
   Depreciation and amortization  . . . . . . . . .                  11,900                 11,781
   General taxes  . . . . . . . . . . . . . . . . .                  15,217                 14,653
   Income taxes . . . . . . . . . . . . . . . . . .                  (2,974)                (2,546)
                                                                -----------            -----------
                                                                     80,165                 71,968
                                                                -----------            -----------

OPERATING INCOME  . . . . . . . . . . . . . . . . .                   1,587                  2,231
Other Income - Net  . . . . . . . . . . . . . . . .                     210                    200
                                                                -----------            -----------

INCOME BEFORE INTEREST EXPENSE  . . . . . . . . . .                   1,797                  2,431
Interest Expense  . . . . . . . . . . . . . . . . .                   7,218                  7,872
                                                                -----------            -----------

NET LOSS  . . . . . . . . . . . . . . . . . . . . .                  (5,421)                (5,441)
Dividends on Preferred Stock  . . . . . . . . . . .                     333                    333
                                                                -----------            -----------

NET LOSS APPLICABLE TO COMMON STOCK . . . . . . . .             $    (5,754)           $    (5,774)
                                                                ===========            ===========

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . .                  43,472                 42,679
LOSS PER AVERAGE SHARE OF COMMON STOCK
  (See Exhibit 11 for computation of fully
   diluted earnings per average share)  . . . . . .             $     (0.13)           $     (0.14)
                                                                ===========            ===========
DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . .             $      .285            $       .28
                                                                ===========            ===========





See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)


                                                                        Nine Months Ended
                                                            ----------------------------------------
                                                            June 30, 1996              June 30, 1995
                                                            -------------              -------------
                                                              (Thousands, Except Per Share Data)
OPERATING REVENUES  . . . . . . . . . . . . . . . .             $   863,912            $   728,481
Cost of Gas . . . . . . . . . . . . . . . . . . . .                 424,660                347,710
                                                                -----------            -----------
NET REVENUES  . . . . . . . . . . . . . . . . . . .                 439,252                380,771
                                                                -----------            -----------

OTHER OPERATING EXPENSES
  Operation . . . . . . . . . . . . . . . . . . . .                 139,799                124,333
  Maintenance . . . . . . . . . . . . . . . . . . .                  23,675                 23,281
  Depreciation and amortization . . . . . . . . . .                  35,737                 34,656
  General taxes . . . . . . . . . . . . . . . . . .                  56,093                 56,933
  Income taxes  . . . . . . . . . . . . . . . . . .                  59,882                 44,371
                                                                -----------            -----------
                                                                    315,186                283,574
                                                                -----------            -----------

OPERATING INCOME  . . . . . . . . . . . . . . . . .                 124,066                 97,197
Other Income (Loss) - Net . . . . . . . . . . . . .                  (1,355)                 2,752
                                                                -----------            -----------

INCOME BEFORE INTEREST EXPENSE  . . . . . . . . . .                 122,711                 99,949
Interest Expense  . . . . . . . . . . . . . . . . .                  22,883                 24,226
                                                                -----------            -----------

NET INCOME  . . . . . . . . . . . . . . . . . . . .                  99,828                 75,723
Dividends on Preferred Stock  . . . . . . . . . . .                     999                  1,000
                                                                -----------            -----------

NET INCOME APPLICABLE TO COMMON STOCK . . . . . . .             $    98,829            $    74,723
                                                                ===========            ===========

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . .                  43,272                 42,485

EARNINGS PER AVERAGE SHARE OF COMMON STOCK
  (See Exhibit 11 for computation of fully
   diluted earnings per average share)  . . . . . .             $      2.28            $      1.76
                                                                ===========            ===========

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . .             $       .85            $     .8375
                                                                ===========            ===========





See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                          Nine Months Ended
                                                               ------------------------------------
                                                               June 30, 1996          June 30, 1995
                                                              -------------           -------------
                                                                           (Thousands)
OPERATING ACTIVITIES
Net Income  . . . . . . . . . . . . . . . . . . . . .        $      99,828            $    75,723
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization (a) . . . . . . . .               40,778                 39,025
    Deferred income taxes--net  . . . . . . . . . . .                8,595                 (4,404)
    Amortization of investment tax credits  . . . . .                 (730)                  (745)
    Allowance for funds used during construction  . .                 (386)                  (380)
    Other noncash charges and credits--net  . . . . .                4,980                  1,878
                                                             -------------            -----------
                                                                   153,065                111,097
Changes in assets and liabilities:
    Accounts receivable and accrued utility
     revenues . . . . . . . . . . . . . . . . . . . .              (32,903)                 4,052
    Gas costs due from/to customers - net . . . . . .              (39,142)                11,922
    Materials and supplies  . . . . . . . . . . . . .                1,222                    857
    Storage gas purchased . . . . . . . . . . . . . .                9,353                 25,612
    Other prepayments, principally taxes  . . . . . .                1,690                  1,266
    Accounts and wages payable  . . . . . . . . . . .               25,491                 (9,657)
    Customer deposits and advance payments  . . . . .               (9,164)                (9,099)
    Accrued taxes . . . . . . . . . . . . . . . . . .               22,156                 23,053
    Accrued interest  . . . . . . . . . . . . . . . .                5,863                  6,526
    Pipeline refunds due customers  . . . . . . . . .               (1,300)                (3,210)
    Rate refund due customers . . . . . . . . . . . .               (9,306)                 9,246
    Deferred purchased gas costs  . . . . . . . . . .               (1,978)                25,524
    Other-net . . . . . . . . . . . . . . . . . . . .                3,641                 (1,555)
                                                             -------------            -----------
          Net Cash Provided by Operating Activities .              128,688                195,634
                                                             -------------            -----------

FINANCING ACTIVITIES
Common stock issued . . . . . . . . . . . . . . . . .                9,568                 10,133
Long-term debt issued . . . . . . . . . . . . . . . .               50,000                 40,000
Long-term debt retired  . . . . . . . . . . . . . . .              (69,830)                (9,322)
Notes payable - net . . . . . . . . . . . . . . . . .                 -                   (52,912)
Dividends on common and preferred stock . . . . . . .              (37,515)               (36,419)
                                                             -------------            -----------
          Net Cash Used in Financing Activities . . .              (47,777)               (48,520)
                                                             -------------            -----------

INVESTING ACTIVITIES
Proceeds from sale of non-utility subsidiary  . . . .                 -                     2,000
Capital Expenditures  . . . . . . . . . . . . . . . .              (82,748)               (75,620)
                                                             -------------            -----------
          Net Cash Used in Investing Activities . . .              (82,748)               (73,620)
                                                             -------------            -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . .               (1,837)                73,494
Cash and Cash Equivalents at Beginning of Period  . .               13,911                  3,522
                                                             -------------            -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . .        $      12,074            $    77,016
                                                             =============            ===========

(a) Includes amounts charged to other accounts.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Income taxes paid . . . . . . . . . . . . . . . . .        $      31,180                $27,980
  Interest paid . . . . . . . . . . . . . . . . . . .        $      16,705                $16,997


See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


A. In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments, except as described in Note D below) necessary to present fairly the results for such periods. Reference is hereby made to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

B. Due to the seasonal nature of the Company's business, the results of operations shown are not indicative of the results to be expected for the fiscal year ended September 30, 1996.

C. At December 31, 1995, the Company had outstanding $50 million of 7-7/8% Series First Mortgage Bonds due September 1, 2016 and $17.325 million of 9-1/4% Series First Mortgage Bonds due April 15, 2018. Each of these series has a 30-year nominal life, and each allows the holder to elect early maturity of the bonds, at par, during a one month period 60 days prior to the tenth anniversary date for the 7-7/8% Series and 30 days prior to the tenth anniversary date for the 9-1/4% Series. Additionally, the Company may redeem the bonds at par at any time on or after the tenth anniversary date of their issuance up until the end of the 30-year nominal life.

      On January 25, 1996, the Company issued $50 million of unsecured Medium-Term Notes (MTNs) at a coupon rate of 6.15% and $21.6 million of short-term commercial paper. These MTNs carry the same terms and put and call options as the 9-1/4% Series First Mortgage Bonds mentioned in the prior paragraph. The proceeds of these issuances were used to purchase approximately $71.6 million of U.S. Treasury Securities. These securities were deposited in an irrevocable trust and the principal and interest on these securities will be used to pay the interest and principal payments on the outstanding 7-7/8% and 9-1/4% Series First Mortgage Bonds up to and including their first call dates on September 1, 1996 and April 15, 1998, respectively. The First Mortgage Bonds will be legally retired on their first call dates with the proceeds from the treasury securities included in the trust. This transaction was recorded as an in-substance defeasance in January 1996; therefore, as of June 30, 1996, the First Mortgage Bonds mentioned above have been extinguished for financial reporting purposes. A premium of approximately $2.3 million was recorded as a regulatory asset in connection with acquiring the treasury securities and this amount is being amortized over future periods as an adjustment to interest expense in accordance with prior regulatory practice.

D. On June 28, 1996, the Company announced a redesigned organizational structure and the process under which the new organization will be staffed. The new structure flattens the corporate hierarchy and results in fewer supervisory positions. In the initial stage of the reorganization, the Company offered certain eligible supervisory employees a voluntary separation pay program which entitles these employees to a year of salary upon reaching their separation date. In the quarter ended June 30, 1996, the Company recorded a non-recurring $6.0 million pre-tax charge, representing the estimated expenses associated with this voluntary separation pay program.

      In the staffing phase of the reorganization process, management positions in the new organization will be filled through a competitive bidding and selection process. Employees not selected to fill management positions in the staffing phase may choose from among three post-staffing options: (i) leave the Company's payroll and receive voluntary separation pay; (ii) remain on the payroll for up to six months while receiving the assistance of outplacement services or (iii) join a program that will allow employees to perform short-term work assignments. The Company is not currently able to estimate the costs of these three options and accordingly, no costs are recorded in the accompanying financial statements.

      Implementation of the new organizational structure is currently expected to be completed by December 31, 1996.

                          WASHINGTON GAS LIGHT COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three months ended June 30, 1996 vs. June 30, 1995

      For the three months ended June 30, 1996, a seasonal net loss applicable to common stock of $5.8 million was recorded, which represented virtually no change from the amount recorded for the same period in the prior year. The net loss per average common share was $.13, as compared to a net loss per average common share of $.14 for the quarter ended June 30, 1995. Average common shares outstanding increased by 1.9% over the same period in the prior year. The effect of colder weather and lower interest expense during the current quarter offset the impact of higher other operating expenses, which included a non-recurring after-tax charge of $3.8 million, or $.09 per average common share, resulting from estimated expenses stemming from a voluntary separation pay program being offered as part of the Company's reorganization. This charge is discussed more fully in Note D to the Consolidated Financial Statements.

      Net revenues for the period rose by $7.6 million (10.2%) from the same period last year to $81.8 million. Therms delivered to firm customers, as shown in the table below, rose by 22.2 million therms due primarily to the 19.8% colder weather and the effect of increased customer meters, which were 2.7% higher at the end of the most recent period as compared to last year. Weather for the quarters ended June 30, 1996 and June 30, 1995 was 28.7% and 5.7% colder than normal, respectively.


                                                                              Three Months Ended
                                                                              ------------------
                                                                   June 30,                       June 30,
                                                                     1996                           1995
                                                                   --------                       --------
Gas Delivered (thousands of therms)
  Firm......................................                        164,887                        142,683
  Interruptible.............................                         44,944                         46,592
  Electric Generation-Interruptible.........                         16,082                         14,882
  Transportation Service....................                         21,893                         14,281
Gas Sold Off System (thousands of therms)...                            509                           -
                                                                   --------                       --------
      Total...................................                      248,315                        218,438
                                                                   ========                       ========

Number of Customer Meters (end of period)...                        770,076                        749,735
                                                                   ========                       ========

Degree Days.................................                            399                            333
                                                                   ========                       ========


      Excluding deliveries for electric generation, therms delivered to interruptible and transportation service customers increased by 6.0 million therms (9.8%). Margin sharing arrangements in each of the Company's major jurisdictions minimize the effect on net income of increases or decreases in sales and deliveries to the interruptible class. Under these arrangements, a majority of the margins earned on sales and deliveries to these classes is returned to firm customers after a certain gross margin threshold is reached or in exchange for the shift of a portion of the fixed costs from the interruptible to the firm class.

      Volumes delivered to Potomac Electric Power Company (Pepco) for electric generation rose by 1.2 million therms (8.1%) from the same period in the prior year. The increase was due, in part, to a conversion of certain steam production units to natural gas from other fuels. A significant majority of margins earned on deliveries to Pepco are shared with firm customers and changes in volumes delivered between periods therefore had an immaterial effect on net income.

                          WASHINGTON GAS LIGHT COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS  (CONT'D)


      Operation and maintenance expenses increased by $7.9 million (16.5%) from the same period last year, due primarily to a non-recurring $6.0 million charge recorded to cover the estimated expenses associated with a voluntary separation pay program being offered to eligible supervisory employees in connection with a reorganization of the Company.

      General taxes increased by $564,000 (3.8%) due primarily to higher gross receipts taxes resulting from the colder weather. Partially offsetting these increases was the effect of a drop in the fuel tax rate for service to customers in Montgomery County, Maryland. All such taxes are included in revenues and therefore fluctuations in these amounts have no effect on net income.

      Interest expense decreased by $654,000 (8.3%). Interest on long-term debt dropped by $399,000, due almost exclusively to a .4% decline in the weighted average interest rate on long-term debt. The average amount of long-term debt outstanding decreased slightly as compared to the comparable period last year. Contributing to the drop in interest expense was a $200,000 decline in interest due to customers resulting from amounts overcollected in interim rate relief in fiscal year 1995.


Nine months ended June 30, 1996 vs. June 30, 1995


      For the nine months ended June 30, 1996, net income applicable to common stock amounted to $98.8 million, which represented an increase of $24.1 million from the same period in the prior year. Earnings per average common share were $2.28, or $.52 per average common share higher than the nine month period ended June 30, 1995. Average common shares outstanding increased by 1.9% over the prior year. The increase in net income applicable to common stock was primarily due to (i) the combined effect of significantly colder weather in the current nine month period and increased customer meters; and (ii) lower interest expense. Factors which partially offset these items were higher other operating expenses and lower other income (loss) - net.

      Net revenues for the period rose $58.5 million (15.4%) from the same period last year to $439.3 million. Therms delivered to firm customers increased by 204.7 million therms (22.3%) which resulted from weather that was 25.6% colder than the prior year and the impact of a 2.7% increase in the number of customer meters. Weather for the nine months ended June 30, 1996 and June 30, 1995 was 18.9% colder than normal and 5.5% warmer than normal, respectively.

                          WASHINGTON GAS LIGHT COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS  (CONT'D)

                                                                              Nine Months Ended
                                                                              -----------------
                                                                   June 30,                       June 30,
                                                                     1996                           1995
                                                                   --------                       --------
Gas Delivered (thousands of therms)
  Firm......................................                      1,121,808                        917,074
  Interruptible.............................                        153,161                        208,064
  Electric Generation-Interruptible.........                         23,249                         42,076
  Transportation Service....................                         61,720                         46,512
Gas Sold Off System (thousands of therms)...                         36,565                          -
                                                                   --------                      ---------
      Total.................................                      1,396,503                      1,213,726
                                                                  =========                      =========

Number of Customer Meters (end of period)...                        770,076                        749,735
                                                                  =========                      =========

Degree Days.................................                          4,561                          3,630
                                                                  =========                      =========

      Excluding deliveries for electric generation, therms delivered to interruptible and transportation service customers declined by 39.7 million therms (15.6%). The decrease resulted primarily from significantly longer interruptions in service to these customers during the first and second fiscal quarters of the current year due to the sharply colder weather. Margins earned on sales and deliveries to the interruptible class are being shared with firm customers as described previously in this report.

      Volumes delivered for electric generation declined by 18.8 million therms (44.7%) from the same period last year. This drop was primarily attributable to reduced deliveries during the quarter ended March 31, 1996 resulting primarily from an unavailability of pipeline capacity during that period.

      Operation and maintenance expenses increased by $15.9 million (10.7%) from the same period last year due primarily to (i) the previously-described charge related to a voluntary separation pay program; (ii) higher uncollectible accounts expense resulting from the colder weather; (iii) higher labor expenses; (iv) higher injuries and damages expenses and (v) a non-recurring accrual for a contingency.

      Depreciation and amortization increased by $1.1 million (3.1%) due primarily to depreciation on the Company's rising investment in depreciable plant.

      General taxes declined by $840,000 (1.5%) due to a drop in the fuel tax rate for service to customers in Montgomery County, Maryland. The decline in this gross receipts tax was largely offset by higher other gross receipts taxes due to the colder weather during the current nine month period, and higher property taxes. As discussed previously, all gross receipts taxes are included in revenues and therefore fluctuations in these amounts have no effect on net income.

      Other income (loss) - net declined by $4.1 million due primarily to a $1.9 million gain on the sale of a non-utility subsidiary recorded in the same period in the prior year and the effect of valuation reserves recorded related to various non-utility activities in the current period.

      Interest expense decreased by $1.3 million (5.5%) in the current nine month period. Reflected in this change is the effect of lower interest on short-term debt reflecting significantly lower average borrowing levels outstanding resulting from the temporary overcollection of purchased gas costs and interim rate relief, and the level of refunds from pipeline companies that will be returned to the Company's customers. This decline was partially offset by increased interest expense on long-term debt reflecting higher average balances outstanding during the current nine month period.

                          WASHINGTON GAS LIGHT COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES


Short-Term Cash Requirements and Related Financing


      The Company's business is highly weather sensitive and seasonal. Approximately 75% of the Company's therms delivered (excluding deliveries for electric generation) are normally generated in the first and second fiscal quarters. This seasonality causes short-term cash requirements to vary significantly during the year. Cash requirements peak in the winter months when accounts receivable, accrued utility revenues and storage gas costs are at or near their highest levels. After the winter heating season, these assets are converted into cash and are used to liquidate short-term debt and acquire storage gas for the subsequent heating season.

      The Company uses short-term debt in the form of commercial paper and short-term bank loans to fund seasonal cash requirements. Alternative seasonal sources include unsecured lines of credit, some of which are seasonal, and $130 million in a revolving credit agreement maintained with a group of banks.
These financing options may be activated to support or replace the Company's commercial paper. Excluding current maturities, the Company had no short-term debt outstanding at June 30, 1996 or at June 30, 1995.


Long-Term Cash Requirements and Related Financing


      Capital expenditures for the first nine months of fiscal year 1996 were $82.7 million. The Company currently expects to underrun the $130.3 million budgeted for fiscal year 1996. The expected underrun is due primarily to a reduction in single family housing starts within the Company's service territory. To fund construction expenditures and other capital requirements, the Company draws upon both internal and external sources of cash. The Company's ability to generate adequate cash internally depends upon a number of factors, including the timing and amount of rate increases received and the level of therms delivered. The level of therms delivered is almost exclusively dependent upon the number of customer meters and the variability of the weather.

      Net cash provided by operating activities was $128.7 million during the first nine months of fiscal year 1996 and compares to $195.6 million for the same period in fiscal year 1995. The decrease in net cash provided by operating activities is primarily attributable to: (i) higher funds used to support accounts receivable and accrued utility revenues resulting from higher sales and increased cost of gas; (ii) the effect of a shift from an overcollection of current gas costs from customers in the prior year to an undercollection of current gas costs in the current year; (iii) refunds made to customers for amounts overcollected from the implementation of interim rates and the return of the prior year's overcollection of gas costs and (iv) the effect of a higher current year cost per therm to replace storage gas volumes withdrawn during the winter heating season. These factors were partially offset by: (i) increased accounts payable resulting from greater amounts owed for gas purchases due to higher gas prices, and the charge related to the voluntary separation pay program and (ii) the effect of higher net income.

                          WASHINGTON GAS LIGHT COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES  (CONT'D)


      In connection with the January 1996 in-substance defeasance discussed in Note C to the Consolidated Financial Statements, the Company issued $50.0 million of unsecured MTNs at a coupon rate of 6.15%. These MTNs have 30-year nominal lives and allow the holder to elect early maturity of the MTNs, at par, during a one month period 30 days prior to the tenth anniversary date. Additionally, the Company may redeem the MTNs at par at any time on or after the tenth anniversary date of their issuance up until the end of the 30-year nominal life. The $69.8 million of long-term debt retired included $67.3 million of First Mortgage Bonds extinguished for financial reporting purposes that were the subject of the in-substance defeasance and a $2.5 million MTN retirement.

      During the nine months ended June 30, 1996, the Company sold with recourse, $23.7 million of non-utility accounts receivable. This compares to $36.9 million sold in the nine months ended June 30, 1995.

                          PART II.   OTHER INFORMATION


Item 5. Other Information


      A. As previously reported on Form 10-K for the year ended September 30, 1995, on July 7, 1995, the Company's distribution subsidiary, Shenandoah Gas Company (Shenandoah) filed an application with the State Corporation Commission of Virginia (SCC of VA) under expedited rate case rules for an increase in annual revenues of approximately $1.2 million. The request included an overall rate of return of 9.88% and a return on equity (ROE) of 11.5%. New rates were placed into effect, subject to refund, on August 6, 1995.

            On May 30, 1996, the SCC of VA issued a final order approving an increase in annual revenues of $883,000, effective August 6, 1995. The increase reflects an overall rate of return of 9.51% and an ROE of 11.00%. Amounts collected under interim rates in excess of the amount granted by the SCC of VA will be returned, with interest, by September 1, 1996.

            As reported on Form 10-Q for the quarter ended December 31, 1995, on February 2, 1996, Shenandoah filed a request with the Public Service Commission of West Virginia (PSC of WVA) for a rate increase of approximately $604,000, or 7.4%. The request included an overall rate of return of 10.33%, an ROE of 12.25% and a 57.11% common equity ratio.

            On August 8, 1996, a settlement agreement was reached between Shenandoah, the Staff of the PSC of WVA and the Consumer Advocate Division of the PSC of WVA which would result in an increase in annual revenues of $216,000. The agreement, which is subject to approval by the PSC of WVA, does not specify an overall rate of return or a return on equity. If approved by the PSC of WVA, the increase in rates will be placed into effect in December 1996.


      B. Effective June 1, 1996, the Company's Board of Directors elected Richard L. Fisher as Vice President. Mr. Fisher will be responsible for the Company's delivery services business unit. In this position, Mr. Fisher will be responsible for ensuring safe, reliable and efficient delivery of gas to customers. He most recently served as Executive Director with responsibilities in the Company's distribution area. Prior to his distribution experience, Mr. Fisher held the position of Director of federal regulations and gas operations.

            Also effective June 1, 1996, James B. White, Vice President, becomes Vice President of the new customer business unit. Mr. White will be responsible for increasing sales to new and existing customers, developing new products and services and market planning and analysis. Mr. White previously held the position of Vice President and General Manager of the Company's Virginia Division and has prior experience in the Company's marketing and investor relations areas.

      C. On June 26, 1996, the Public Service Commission of Maryland approved a tariff filing made by the Company establishing a pilot program for approximately 6,000 residential customers. This program, as described in the Form 10-Q for the quarter ended March 31, 1996, contains unbundled service options which will provide participating customers with the opportunity to acquire their gas supplies from a third party supplier. The two year pilot program becomes effective November 1, 1996.

      D. Effective July 22, 1996, Washington Resources Group, Inc., a non-utility subsidiary, was renamed Washington Gas Energy Services, Inc. This subsidiary is now engaged in the sale of natural gas in competition with third-party suppliers, such as marketers or other gas companies. The Company anticipates that opportunities for non-regulated sales will increase as competition intensifies and as unbundling initiatives are implemented.


      E. The Company maintains a constructive policy of negotiating in good faith for labor contracts with all of the unions that represent five separate units of employees. The Company has signed contracts with four out of the five, covering a total of 610 employees.

      With respect to a production and maintenance unit of 950 persons represented by the International Union of Gas Workers (IUGW), there is no signed contract, but the employees have been working peacefully since September 27, 1995, under the terms of the Company's last offer, as amended, to the IUGW. No negotiations are currently taking place, but the Company remains willing to negotiate when asked to do so.

      In July 1996 the IUGW, previously an independent union, affiliated with the International Brotherhood of Teamsters, AFL-CIO and is now known as IBT Local 96.

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

     (b)    Reports on Form 8-K:

            There were no reports on Form 8-K filed during the three months ended June 30, 1996.




                                   SIGNATURE


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             WASHINGTON GAS LIGHT COMPANY
                                           --------------------------------
                                                  (Registrant)



      Date    August 14, 1996               /s/ Frederic M. Kline
           ---------------------         --------------------------------
                                           Vice President and Treasurer
                                          (Principal Accounting Officer)