Form 10-K405
period 1996-09-30
WASHINGTON GAS LIGHT CO
filed 1996-12-20
CIK 104819

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-K

(Mark One)

   [ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        September 30, 1996
                         ------------------------------------------------------

                                       OR

   [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to
                               -------------------      -----------------------

Commission file number                             1-1483
                      ---------------------------------------------------------

                         WASHINGTON GAS LIGHT COMPANY
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

     District of Columbia and Virginia                        53-0162882
-------------------------------------------          --------------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                     Identification No.)

1100 H Street, N. W., Washington, D. C.                         20080
-------------------------------------------          --------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code          (703) 750-4440
                                                     --------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
        Title of each class                              which registered
------------------------------------          ---------------------------------

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

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes   X    No
                                                       -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                          $  989,945,000             October 31, 1996
                          ------------------      ---------------------
                             Market Value                  Date

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


Common Stock $1.00 par value          43,714,749              November 29, 1996
----------------------------       -----------------        ---------------------
        Class                       Number of Shares                  Date


                      DOCUMENTS INCORPORATED BY REFERENCES


                 List hereunder the following documents if incorporated by reference and the Part of the Form 10-K:


PART   I -       Annual Report to Shareholders for the fiscal year ended
                 September 30, 1996.

PART  II -       Annual Report to Shareholders for the fiscal year ended
                 September 30, 1996 (Pages 33 through 60).

PART III -       Proxy Statement dated January 21, 1997.

PART  IV -       Form S-7 Registration Statement number 2-53658, filed May 12,
                 1975, and Amendment No. 2 thereof, filed June 24, 1975.

                               TABLE OF CONTENTS

PART I                                                                          PAGE
------                                                                          ----

Item 1.    Business
             Subsidiaries......................................................   2
             Rate Regulation, Retail Gas Rates and Rate Increases..............   3
             Competition.......................................................   7
             Gas Supply and Capacity...........................................  10
             Environmental Matters.............................................  12
             Other.............................................................  13

Item 2.    Properties..........................................................  14

Item 3.    Legal Proceedings...................................................  14

Item 4.    Submission of Matters to a Vote of Security Holders.................  14

Executive Officers of the Registrant...........................................  15


PART II
-------

Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters...............................................  17

Item 6.    Selected Financial Data.............................................  17

Item 7.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations.....................  17

Item 8.    Financial Statements and Supplementary Data.........................  17

Item 9.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure............................  17

PART III
--------

Item 10.   Directors and Executive Officers of the Registrant..................  17

Item 11.   Executive Compensation..............................................  17

Item 12.   Security Ownership of Certain Beneficial Owners
             and Management....................................................  17

Item 13.   Certain Relationships and Related Transactions......................  17

PART IV
-------

Item 14.   Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K...............................................  18

Auditors' Report on Schedule...................................................  22

Signatures.....................................................................  25

                          FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not based on historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ from the expectations discussed herein.

Factors that could cause actual results to differ from management's beliefs described in this report include, among other matters: (1) the effect of fluctuations in weather from normal levels; (2) regulatory and legislative changes; (3) variations in prices of natural gas and competing energy sources;
(4) improvements in products or services offered by competitors; and (5) changing economic conditions.

                                     PART I

ITEM  1. BUSINESS

Washington Gas Light Company (the Company) is a public utility that delivers and sells natural gas to metropolitan Washington, D.C. and adjoining areas in Maryland and Virginia. A distribution subsidiary serves portions of Virginia and West Virginia. The Company has been engaged in the gas distribution business for 148 years, having been originally incorporated by an Act of Congress in 1848. It became a domestic corporation of the Commonwealth of Virginia in 1953 and a corporation of the District of Columbia in 1957.

The population of the area served by the Company is estimated to be 4.5 million. As of September 30, 1996, the Company and its distribution subsidiary served 772,281 customer meters. A listing of meters served and therms delivered as of and for the twelve months ended September 30, 1996 by jurisdiction is shown in the table below. A therm of gas contains 100,000 British Thermal Units of heat, the heat content of approximately 100 cubic feet of natural gas.

                                                        Therms Delivered
          Jurisdiction             Meters Served           (millions)
          ------------             -------------        ----------------

      District of Columbia           143,160                    337
      Maryland                       322,554                    671
      Virginia                       303,718                    511
      West Virginia                    2,849                     25
                                     -------                  -----

        Total                        772,281                  1,544
                                     =======                  =====


Of the 1,544 million therms delivered in fiscal year 1996, 91% was sold by the Company and its distribution subsidiary and 9% was delivered to various customers that acquired their gas from others. Of the therms sold and delivered by the Company, 53% was sold to firm residential customers, 34% was sold to firm commercial and industrial customers and 13% was sold to interruptible commercial, industrial and electric generation customers. Therms delivered by the parent company amounted to 95% of the total consolidated deliveries. In 1996, the Company sold gas outside of its service territory. These off-system sales totalled 40.5 million therms.

                                  SUBSIDIARIES

The Company has four wholly-owned active subsidiaries which are described below. Frederick Gas Company, Inc., previously a wholly-owned distribution subsidiary, was merged into the parent company effective January 1, 1996.

Shenandoah Gas Company (Shenandoah) is engaged in the distribution and sale of natural gas at retail in the Shenandoah Valley, including Winchester, Middletown, Strasburg, Stephens City and New Market, Virginia, and Martinsburg, West Virginia. Deliveries of natural gas for the twelve months ended September 30, 1996 totalled 62 million therms, of which 13% was sold to firm residential customers, 39% was sold to firm commercial and industrial customers, 43% was sold to interruptible commercial and industrial customers, and 5% was delivered to various customers that acquired their gas from others.

Hampshire Gas Company (Hampshire) operates an underground gas storage field in the vicinity of Augusta, West Virginia on behalf of the Company under a cost of service tariff regulated by the Federal Energy Regulatory Commission (FERC).

Crab Run Gas Company (Crab Run) is an exploration and production subsidiary whose assets are being managed by an Oklahoma-based limited partnership. At September 30, 1996, Crab Run's investment in this partnership was not material. The Company expects that any additional investments in the partnership will be minimal.

Washington Gas Energy Services, Inc. (WGES), was formerly known as Washington Resources Group, Inc., and is a non-utility subsidiary that holds the Company's diversified operations, except for Crab Run, to more clearly delineate non-utility operations from the regulated utility businesses. This subsidiary is primarily engaged in the unregulated sale of gas in competition with third-party suppliers such as gas marketers or other gas utilities. WGES has also received a power certificate from the FERC and plans to market electricity in the near future. WGES' subsidiaries are described below.

Washington Gas Energy Systems, Inc. previously supplied and installed residential and commercial energy conservation products and services. The company is currently engaged in commercial energy services, including the design and renovation of mechanical heating, air conditioning and ventilation systems.

Brandywood Estates, Inc. (Brandywood) is a general partner, along with a major developer, in a venture designed to develop 1,600 acres in Prince George's County, Maryland for sale or lease. This acreage was contributed to the Brandywood Development Limited Partnership by Brandywood in 1992. In March 1996, the partnership submitted to Prince George's County a rezoning application for 790 acres of its property. The mixed-use development plan proposes approximately 1,600 homes, 100,000 square feet of retail space and 105,000 square feet of office space. Final review of the development proposal is expected in 1997. Brandywood continues to have sole ownership of approximately 1,000 additional acres adjacent to this property that are not being currently developed or otherwise utilized.

Advanced Marketing Concepts, Inc. previously provided services primarily in the area of energy-related home improvements. This subsidiary is currently inactive.

              RATE REGULATION, RETAIL GAS RATES AND RATE INCREASES

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

The SCC of VA consists of three full-time members who are elected by the General Assembly of Virginia. A commissioner's term is for six years with no limitation on the number of terms that can be served. An Expedited Rate Case
(ERC) procedure is available which provides that rate increases may take effect 30 days after the filing date. Under the ERC mechanism, the Company may not propose any changes in accounting policies and the rate of return on common equity cannot be modified from the rate established in the last fully adjudicated case. General rate applications may take effect 150 days after the filing. Before new rates become final, both types of rate increases are subject to refund.

RETAIL GAS RATES

In the District of Columbia jurisdiction, the firm residential and non-residential rate schedules are based upon a flat commodity charge for each therm of gas consumed and a customer charge designed to recover certain fixed costs. In addition to this two-part rate design, a peak-usage charge is in place for non-residential firm customers. This charge was established to send accurate price signals as to the cost of gas to customers during both peak and non-peak periods. In the Maryland and Virginia jurisdictions, the rate schedules for firm service are comprised of a fixed customer charge and declining-block commodity rates. The current firm tariff provisions in all jurisdictions of the Company and Shenandoah contain a purchased gas adjustment clause which allows the Company and Shenandoah to pass on any increases or decreases in gas costs from a stipulated base cost. Moreover, each jurisdiction in which the Company and Shenandoah operate provides for an annual reconciliation of total gas costs billed firm customers with the actual cost of gas incurred.

Although the Company continues to charge the majority of its firm customers rates based on the sale and delivery of natural gas on a combined or bundled basis, state regulatory and Company initiatives are seeking to separate or "unbundle" the rates charged to firm customers for the natural gas commodity ("city gate supply service") from rates charged for delivery of gas on the Company's distribution system ("delivery service"). During fiscal year 1996, unbundled city gate supply and delivery service became available to large volume and groups of small volume firm commercial and industrial customers in the State of Maryland. Additionally, effective November 1, 1996, a pilot program was implemented in this state that offers up to 6,600 residential customers unbundled services. The Company's firm cost of gas purchased related to bundled sales of natural gas will continue to be collected under the purchased gas tariff provisions mentioned above. Future unbundling initiatives in the Company's District of Columbia and Virginia jurisdictions are discussed in the Competition section, under the subsection entitled Unbundling in the Company's Major Jurisdictions.

Interruptible customers are required under contract to be capable of using an alternative fuel as a substitute for natural gas when the Company determines their service must be curtailed to accommodate firm customers' needs during periods of peak demand. Nearly all of this customer class has the option of buying gas from the Company or a third-party supplier. In either case, the Company charges these customers for delivering the gas supplies on its distribution system.

All of the Company's major jurisdictions have rate structures which provide for the firm ratepayers and the Company to share portions of gross margins from sales to the interruptible customer class. In the District of Columbia and Virginia jurisdictions, the majority of these margins are returned to firm customers after a gross margin threshold is reached or in exchange for a shift of a portion of fixed costs of providing service from the interruptible to the firm class.

In the Maryland jurisdiction, as a result of unbundling initiatives, all interruptible customers became delivery service customers and must elect whether to purchase gas from the Company or a third-party supplier. The vast majority of the revenues from the delivery of gas to interruptible customers, whether purchased from the Company or from a third-party supplier, are being returned to firm customers, after a gross margin threshold is reached. In recognition of the increased competition in making gas sales to interruptible customers, margins earned from gas sales made by the Company in Maryland have been shared equally between firm customers and the Company. In addition, the Company retains 100% of the gross margins associated with sales and deliveries to interruptible customers until the Company has recovered its investment in capital costs associated therewith. This arrangement has been in effect in Maryland for interruptible customers added since August 1989.

During fiscal year 1996, WGES provided third-party supplier gas to interruptible customers in the District of Columbia and Virginia jurisdictions. Beginning in October 1996, WGES became eligible to provide third-party supplier gas to various customers of the Company in the Maryland jurisdiction. Margins generated on the sale of the natural gas commodity are being fully retained by WGES.

RATE INCREASES

District of Columbia

On October 8, 1993, the PSC of DC issued a final order based on a rate increase requested in December 1992 that approved a $4.7 million increase, or 2.5%, in annual revenues, effective October 19, 1993. The order, which included an overall rate of return of 9.86% and a return on common equity of 11.50%, provided for a phase-in, rather than immediate recognition, of the additional costs associated with the implementation of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106). The incremental costs related to SFAS No. 106 are being phased-in over a five year period. In each year of the phase-in, the Company files for an increase in rates, through streamlined procedures, to reflect an additional increment of SFAS No. 106 costs in excess of a stipulated pay-as-you-go level. The difference between the incremental annual amount reflected in rates during the phase-in period and the full SFAS No. 106 cost is being deferred as a regulatory asset and will be collected over a 15-year period beginning in approximately October 1998. The Company has received four increases to reflect the effect of the phase-in policy.

On August 1, 1994, the PSC of DC issued an order approving a Stipulation and Agreement signed by a majority of the parties to a rate case filed in January 1994, providing for a $6.4 million annual increase in revenues, or 3.4%, effective August 1, 1994. The agreement did not specify a rate of return. Terms of the agreement provided that the Company would not file for additional rate relief prior to April 1, 1996 and that any increase in rates could not be placed into effect in this jurisdiction before January 1, 1997. The agreement also provided for an increase in the curtailment charge to interruptible customers during periods of interruption and established the previously-discussed peak usage charge for non-residential firm customers.

Maryland

On July 29, 1993, the PSC of MD authorized an increase in base rates designed to collect an additional $10.6 million, or 3.7%, in annual revenues, effective August 1, 1993. The order resulted from a settlement agreement entered into by most of the parties to a rate case filed in March 1993. Recovery of SFAS No. 106 costs, which had been included in the Company's request, was not specifically addressed in the order;

however, the amount authorized was sufficient to cover the costs associated with implementing this standard in the Company's Maryland jurisdiction. The order also included a revision to the Company's purchase gas adjustment to provide for recovery of carrying costs on actual storage gas balances and provided for an annual increase in revenues of $1.0 million resulting from the modification to, or the addition of, certain service-related charges. The return on equity indicated in the order of 11.50% was not utilized to establish rates.

On October 18, 1994, the PSC of MD issued an order approving an unopposed Stipulation and Agreement signed by a majority of the parties to a rate case filed in June 1994 and base rates, designed to collect an additional $7.4 million, or 2.4%, annually were placed into effect on December
1, 1994.

Virginia

On September 27, 1994, the Company implemented rates designed to recover an additional $15.7 million annually, based on a rate case filed in April 1994. These rates were collected subject to refund. On September 28, 1995, the SCC of VA issued an order approving an increase in annual revenues of $6.8 million, or 2.7% effective September 27, 1994. The order included an overall rate of return of 9.72% and a return on equity of 11.50%. The order allowed the Company to collect SFAS No. 106 costs in accordance with a generic order of the SCC of VA and allowed the recovery of certain environmental response costs. Amounts associated with the difference between the interim rates that were collected subject to refund and the amount approved by the SCC of VA were refunded, with interest, by January 1, 1996.

Shenandoah

The PSC of WVA issued an order, effective on September 18, 1995, that approved a joint Stipulation and Agreement between the Staff of the PSC of WVA and Shenandoah, based on a rate increase request filed by Shenandoah in January 1995. The agreement provided for an annual increase in rates of $522,000 and did not specify a return on equity or an overall rate of return. The Company placed the new rates in effect on December 4, 1995.

On August 6, 1995, Shenandoah placed into effect new rates designed to collect an additional $1.2 million in annual revenues, subject to refund, based on a rate case filed in July 1995. On May 30, 1996, the SCC of VA issued an order approving an increase in annual revenues of $883,000, effective August 6, 1995. The increase reflected an overall rate of return of 9.51% and a return on equity of 11.00%. Amounts collected under interim rates in excess of the amount ultimately granted were returned, with interest, to customers by September 1, 1996.

On February 2, 1996, Shenandoah filed a request with the PSC of WVA for a rate increase of $604,000. The request included an overall rate of return of 10.33% and a return on common equity of 12.25%. In addition to requesting the recovery of increased operating expenses and a return on additional capital investment, Shenandoah requested full recovery of costs associated with SFAS No. 106. On August 8, 1996, a settlement agreement was reached between Shenandoah, the Staff of the PSC of WVA and the Consumer Advocate Division of the PSC of WVA which would result in an increase in annual revenues of $216,000. On November 27, 1996, the PSC of WVA issued an order approving the terms of the agreement and the increased rates became effective on December 2, 1996.

Page 44 of the Company's Annual Report to Shareholders, which is incorporated by reference into this report, includes a summary of the amount of the requested rate increase associated with each of the parent company's rate cases described above.

                                  COMPETITION

Sources of Competition

The most significant competition the Company faces continues to be between natural gas and electricity in the residential market, which contributes a substantial portion of the Company's net income. The Company currently maintains a price advantage over electricity in all of the jurisdictions it serves. The Company continues to derive the majority share of the new residential construction market and believes customer preference for natural gas and a competitive price will allow the Company to maintain its strong presence. In the interruptible market, where customers must be capable of using a fuel other than natural gas when demand by firm customers peaks, fuel oil is the most significant competing energy alternative. The Company's success in this market is largely dependent on changes in the price of gas versus the price of oil.

While the Company has historically faced competitive pressures from other energy sources, it is experiencing added competitive pressures within the gas industry and will be impacted by changes expected to take place in the electric industry. The effect of these matters on the Company's competitive position is discussed further below.

Natural Gas Industry Deregulation

The natural gas industry, which has traditionally included producers, interstate pipelines and local distribution companies (LDCs) such as the Company, has a long history and has undergone many changes since its inception. Perhaps no greater changes have taken place than those that have been experienced over the past 10 years. These changes have generally been in response to desires for deregulation that promote competition in situations where it is economically beneficial to consumers. The changes continue while the pace of change for LDCs is accelerating.

The restructuring of the natural gas industry generally began at the producer level with the passage of the Natural Gas Policy Act in 1978, which brought about a gradual decontrol of the wellhead price of natural gas and allowed for market-based prices. In the pipeline segment of the industry, FERC Order No. 636 separated the merchant function of selling natural gas from interstate transportation and storage services of the pipeline companies. This separation, or as it is oftentimes called, unbundling, of the traditional pipeline services of transporting and storing natural gas from the sale of natural gas was done in order to increase competition. As a result of this order, the pipeline companies are responsible for providing gas storage and transportation services, and LDCs have taken on the responsibility and risk of separately procuring storage and transportation capacity from the pipelines and marketers, and competitive natural gas supplies from producers and marketers. The rates charged by the pipelines for transmission and storage are still regulated by FERC, but negotiated, market-based rates are beginning to appear.

As an LDC, the Company is undergoing changes similar to those already experienced by producers and pipelines. Historically, the Company charged its customers one rate for the cost it paid pipelines for natural gas delivered to the entry point at its gas distribution system and the costs it incurred to deliver natural gas to the customers' premises. And, although the Company continues to generate the overwhelming majority of its revenues from the sale and delivery of natural gas on a combined or bundled basis, state regulatory and Company initiatives are seeking to separate or unbundle the rates charged to customers for the natural gas commodity from rates charged for delivery of gas on the Company's distribution system. Unbundling the sale of the natural gas commodity allows other gas utilities and marketers the opportunity to gain access to the Company's customers, resulting in increased competition for that portion of the Company's business.

The Company does not expect most delivery service components to become subject to competition because of the economic disincentives to construct duplicate facilities. Although delivery service is likely to remain regulated, it will undergo greater scrutiny as unbundling occurs and customers see greater information of the charges on their bills. Bypass of the Company's facilities by other potential providers of delivery service is not considered a significant threat because of the nature of the Company's customer base and the location of the customers in relation to the interstate pipelines.

The Company supports the move to unbundle city gate supply service from delivery service which maximizes choices for its customers. In the past, the Company generally could not make profits or incur losses from the sale of natural gas. The cost of the natural gas commodity was simply a pass-through to its customers. In one jurisdiction in which it operates, the separation of the city gate supply service charge from the delivery service charge has provided the Company the opportunity to make profits or the chance to incur losses from the sale of natural gas.

The Company believes it will ultimately transition to fully deregulated, competitive city gate supply service for all customers. However, only a relatively small portion of customers is currently eligible to choose their supplier of that service. Accordingly, the level of profits recorded to date has not been material. The complete transition in all jurisdictions to fully competitive city gate supply service to all customer classes could take several years.

Currently, some states have instituted initiatives to further extend the benefits of competition to the consumer. These include performance-based regulation for gas cost recovery by LDCs and a greater focus on incentive regulation or basing cost recovery on external measures of efficiency. Depending on the circumstances in the jurisdictions in which the Company operates, some of these types of alternatives could be initiated on an interim basis before city gate supply service is fully implemented.

In response to the changing competitive situation, the Company has had to assess the nature of its business and explore alternatives to the traditional role of purchase, transport and sale of natural gas. The Company anticipates that opportunities for non-regulated sales will increase as competition intensifies and as unbundling initiatives further expand. The Company is desirous of maximizing the number of product offerings that it can make to its customer base. This will require the Company to develop new products and services that its customers value at a profitable price relative to various alternatives.

In order to capitalize on potential profits from offering unregulated city gate supply service, the Company's non-utility subsidiary, WGES, has entered the natural gas sales market in direct competition with other gas utilities and marketers. Additionally, WGES competes with oil marketers and, having received a power certificate from the FERC, plans to market electricity in the near future. Other energy services offered by WGES and its Washington Gas Energy Systems, Inc. subsidiary include the design and installation of energy equipment as well as heating and air conditioning inspections on both gas and electric equipment.

The significant level of change in energy markets provides both opportunities and challenges to the Company over the next several years. Important factors to the Company's success include, among others: (1) its ability to ensure it has access to a supply of natural gas and pipeline capacity at competitive prices;
(2) its ability to quickly react to changing market conditions; and (3) the timing and extent of access to its markets by other competitors.

Unbundling in the Company's Major Jurisdictions

Unbundling initiatives have progressed furthest in Maryland. Currently, competitive natural gas supply options are available in Maryland for all interruptible customers, and certain firm commercial and residential customers. The program for residential customers, effective November 1, 1996, is being administered under a pilot program whereby up to 6,600 customers (2% of Maryland residential customers) can choose from among four suppliers of gas, including the Company. Depending on the Company's success, these options provide the opportunity to earn a profit or the chance of a loss on the sale of gas, in addition to the revenues historically generated from the delivery of gas.

In Virginia, the Company has filed with the SCC of VA to expand the eligible base of interruptible customers who could purchase gas from third-party suppliers, including WGES, the Company's unregulated subsidiary. A decision by the Commission is expected in 1997.

In the District of Columbia, the Company has filed tariff proposals with the PSC of DC to expand the number of interruptible and large commercial customers eligible to purchase gas from third-party suppliers. Also proposed is a two-year pilot program that would allow third-party gas sales to a limited group of residential customers. The PSC of DC has held hearings to address each of the Company's proposals and a decision is expected in 1997.

Electric Industry Deregulation

The movement toward deregulation in the electric industry has implications for the gas industry. The Energy Policy Act of 1992 allowed unregulated independent power producers to sell power to wholesale customers in competition with regulated electric utilities. In April 1996, the FERC issued Order No. 888, that is intended to further increase competition within the electric industry beginning in 1998.

Order No. 888 addresses open access and stranded cost issues. Open access provisions stimulate wholesale electric power sales competition by requiring public utilities that own, control or operate electric transmission lines to file non-discriminatory tariffs that offer others the same transmission services they provide themselves, under comparable terms and conditions. These utilities must also use these tariffs for their own wholesale energy sales and purchases. The order also provides that stranded costs, the unrecovered costs incurred by electric utilities in anticipation of continued service to their customers, are eligible for recovery, under certain terms and conditions, from customers who use open access to move to another electricity supplier.

While Order No. 888 addresses electric sales at the wholesale level, many states have implemented proceedings that seek to apply competitive concepts outlined in Order No. 888 at the retail level. The PSC of MD has issued an order calling on electric utilities to form discussion groups to develop retail unbundling proposals for the commission's consideration in late 1997. The implementation of Order No. 888 and any similar regulatory changes at the state level should increase competition and, over time, tend to reduce prices to consumers.

Industry Consolidation

Merger activity in the utility industry has increased as some companies choose combination rather than independence as a way to reach more customers, to offer more products and services, and to reduce costs. Consolidations will also present combining entities with the challenges of remaining focused on the customer and integrating different organizations. In the immediate vicinity of the Company, the proposed merger of Baltimore Gas and Electric Company and Potomac Electric Power Company is expected to affect the competitive environment in the Company's service territory.

                            GAS SUPPLY AND CAPACITY

The Company and Shenandoah arrange to have natural gas delivered to the entry points of their distribution systems using the delivery capacity of interstate pipeline companies. The Company acquires natural gas delivery capacity for itself and Shenandoah on a system-wide basis because of the integrated nature of the service agreements between the pipelines and the Company's consolidated distribution operations. The Company's supply and capacity plan is based on the requirements of the system and takes into account estimated load growth by type of customer as well as customer attrition and conservation.

Pursuant to FERC Order No. 636, the pipeline companies are required to provide transportation and storage services to gas shippers, such as the Company, that are comparable to the services the Company received prior to the implementation of the order. The Company utilizes the delivery capacity of eight pipelines, four of which connect directly to the Company's distribution system.

The Company has the responsibility of acquiring both sufficient gas supplies to meet customer requirements and appropriate pipeline capacity to ensure delivery to the Company's distribution system.

At the same time, and considering the continuing trend toward unbundling the sale of the gas commodity from the delivery of the commodity to the customer, the Company must ensure that it contracts for supply and capacity levels that will allow it to remain competitive. The Company has adopted a diversified portfolio approach designed to satisfy the supply and deliverability requirements of its customers. The Company maintains numerous sources of supply, dependable transportation and storage arrangements and its own substantial storage and peaking capabilities to meet the demands of its customers.

The Company has 13 long-term gas supply contracts with various producers or marketers that expire between fiscal years 1998 and 2004 under which the Company can purchase up to 102 million dekatherms of natural gas per year. Any supplies not acquired under these long-term contracts are acquired under seasonal contracts or from short-term purchases on the spot market. In fiscal year 1996, supplies were acquired from a combination of 62 producers or marketers including volumes acquired under the 13 contracts discussed above.

As reflected in the first table on page 11, there were six sources of delivery through which the Company received natural gas to satisfy the sendout requirements in pipeline year 1996 (November 1, 1995 through October 31, 1996) and from which supplies can be received in pipeline year 1997 (November 1, 1996 through October 31, 1997). Firm transportation denotes gas purchased directly from the spot market or under long-term contracts and transported to the city gates in volumes agreed upon by the Company and the applicable pipeline. Transportation storage denotes volumes purchased by the Company on the spot market and/or under long-term contracts and stored by a pipeline for withdrawal during the heating season. Interruptible transportation denotes volumes purchased directly on the spot market and transported to the city gates on a "best efforts" or "as available" basis. Peak load requirements are met by: (1) the local production of propane air from plants located at Company-owned facilities in Rockville, Maryland and Ravensworth, Virginia; (2) underground natural gas storage at the Hampshire storage field in Hampshire County, West Virginia; and (3) other storage and peak-shaving arrangements.

During pipeline year 1996, total sendout on the system was 1,494 million therms, excluding deliveries to electric generation facilities and volumes delivered to customers that acquire their gas from others. The sendout for pipeline year 1997 is estimated to be 1,263 million therms (based on normal weather) excluding deliveries for electric generation and volumes delivered for others. The sources of delivery and related volumes that were used to satisfy the requirements of pipeline year 1996 and those projected for pipeline year 1997 are shown in the following table.

                            SOURCES OF DELIVERY FOR
                                 ANNUAL SENDOUT
                              (millions of therms)

                                                     Actual            Projected
  Sources of Delivery                         Pipeline Year 1996   Pipeline Year 1997
  ----------------------------------          ------------------   ------------------

             Firm Transportation                        1,131              950
             Transportation Storage                       333              278
             Interruptible Transportation                   1                -
             Hampshire Storage                             17               18
             Company-Owned Propane-Air Plants               5                4
             Other Peak Shaving Sources                     7               13
                                                       ------            -----
                                                        1,494            1,263
                                                       ======            =====

The effectiveness of the Company's gas supply program is largely dependent on the sources from which the design day requirement is satisfied. A design day is the maximum anticipated demand on the gas supply system during a 24-hour period assuming a 5 degree Fahrenheit average temperature. The Company assumes that all interruptible customers will be curtailed on the design day. The Company's design day estimate is currently 13.5 million therms. The Company is currently capable of meeting 65% of its design day requirements with storage and peaking capabilities. Emphasizing storage and peaking facilities on the Company's design day reduces the necessity to purchase firm transportation, the most expensive form of capacity from a design day perspective. The following table reflects the sources of delivery that are projected to be used to satisfy the design day sendout estimate for pipeline year 1997.

                            SOURCES OF DELIVERY FOR
                               DESIGN DAY SENDOUT
                              (millions of therms)

                                              Pipeline Year 1997
                                            ----------------------
  Sources of Delivery                       Therms        Percent
  -----------------------------------       ------      ----------
  Firm Transportation                          4.7           35%
  Transportation Storage                       4.6           34
  Company-Owned Propane-Air Plants,
   Hampshire Storage and Other Peaking         4.2           31
                                             ------        ------
                                              13.5          100%
                                             ======        ======

The Company believes the combination of the gas supply it can purchase under short-term and long-term contracts, its peaking supplies, and the capacity on the pipelines required to deliver the purchased supplies, is sufficient to satisfy the needs of existing customers and allow for growth in future years.

                             ENVIRONMENTAL MATTERS

The Company and its subsidiaries are subject to federal, state and local laws and regulations related to environmental matters. These evolving laws and regulations may require expenditures over a long period of time to control environmental impacts.

Estimates of liabilities for environmental response costs are difficult to determine with precision because of the factors that can affect their ultimate level. These factors include, but are not limited to: (1) the complexity of the site; (2) changes in environmental laws and regulations at the federal, state and local levels; (3) the number of regulatory agencies or other parties involved; (4) new technology that renders previous technology obsolete, or experience with existing technology that proves ineffective; (5) the ultimate selection of technology; (6) the level of remediation required; and (7) variations between the estimated number of years that must be devoted to respond to an environmentally contaminated site as compared to the actual number of years required.

The Company has identified up to ten sites where the Company, its subsidiaries, or their predecessors may have operated manufactured gas plants (MGPs). The last use of any such plant was in 1984. In connection with these operations, certain by-products of the gas manufacturing process are known to be present at or near some former sites and may be present at others.

At one of the former MGP sites, studies have shown the presence of coal tar under the site and an adjoining property. A risk assessment study performed on the site shows that there is no unacceptable risk to human health or the environment. The Company has taken steps to control the movement of contaminants into an adjacent river. Contaminated groundwater is being removed and treated by a water treatment system. The Company has obtained approval from an adjacent landowner to perform a demonstration project to determine the feasibility of using bioremediation to treat soil contamination on the adjoining property. Studies and analytical work were performed during 1996 and the project is scheduled to commence in fiscal year 1997, and if successful, may become the method of choice to remediate both the Company's site and the adjoining property.

At a second former MGP site, tar products were identified under the property, and a risk assessment showed that there was no unacceptable risk to human health or the environment. A state-approved treatment and recovery system to recover free tar was designed and installed. Minimal volumes of tar products have been and continue to be recovered from pumping. The Company will continue to pump tar and monitor the site.

At a third former MGP site, initial studies have shown that tar products are present under the property. A remedial investigation/feasibility study was completed and submitted to the appropriate state regulatory agency. The Company has yet to receive any response from the state regarding its submission. The Company expects to install a recovery system to recover free tar beginning in fiscal year 1997 and will monitor the site.

At a fourth former MGP site and on an adjacent parcel of land, the Company plans to perform additional studies and analytical work in fiscal year 1997 and submit the results to the applicable state regulatory agency.

At a fifth former MGP site, a treatment system for contaminated groundwater has been operating for six years. There is no indication at this time that any additional action other than water treatment will be necessary.

The Company has no reason to believe at this time that remediation of any of the remaining five sites will be necessary.

Through September 30, 1996, the Company had paid $9.0 million for environmental response costs. A liability of $11.7 million on an undiscounted basis has been recorded as of September 30, 1996 related to future environmental response costs. This estimate is primarily composed of the minimum liabilities associated with a range of environmental response costs expected to be incurred at the five sites described above.

The maximum liability associated with these sites is estimated at $20.7 million at September 30, 1996. The estimates were determined by the Company's environmental experts based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. Variations within the range of estimated liability result primarily from differences in the number of years that will be required to perform environmental response processes at each site (15 to 25 years) and differences in remediation processes expected to be used.

The Company does not expect that the ultimate impact of these matters will have a significant effect on its competitive position, results of operations or the level of future capital expenditures.

                                     OTHER

Revenue from the sale or delivery of natural gas as a percentage of consolidated revenue was 97% for 1996 and 1995 and 96% for 1994. The Company is not dependent upon a single customer or a few customers, the loss of any one or more of whom would have a significant adverse effect on the Company. Large customers are generally on interruptible rate schedules and margin sharing arrangements limit the effects of interruptible customer usage on net income. As shown on page 2, the Company and Shenandoah had 772,281 customer meters at September 30, 1996.

The Company's utility business is highly seasonal and weather sensitive since the majority of its business is derived from residential and small commercial customers who use gas for space heating purposes. In fiscal year 1996, 74% of the therms delivered by the Company, excluding deliveries for electric generation, occurred in the Company's first and second fiscal quarters. All of the Company's earnings are generated in these two quarters and the Company incurs losses in the third and fourth fiscal quarters. Results of operations can be affected by the timing and level of approved rate increases. The seasonal nature of the Company's business creates large variations in short-term cash requirements, primarily due to fluctuations in the level of customer accounts receivable and storage gas inventory levels. The Company finances these seasonal requirements primarily through the sale of commercial paper and short-term bank loans.

Through the cost of services provided by the interstate pipelines, the Company and Shenandoah contribute to the funding of the Gas Research Institute. The Institute's primary focus is devoted to developing more efficient gas equipment and to increase the long-term supply of gas. The Company also belongs to the Natural Gas Vehicle Coalition, the American Gas Cooling Center and the Institute of Gas Technology. These organizations are involved in developing new applications and technologies for the use of natural gas. The cost of these memberships and the Company's own research and development costs during fiscal years 1996, 1995 and 1994 were not material.

As of September 30, 1996, the Company and its wholly-owned subsidiaries had 2,274 employees. This represents a decline of 131 employees from the level at September 30, 1995, due primarily to continuing efforts to reduce the Company's workforce through attrition. For a further discussion of labor-related issues, refer to the caption entitled Labor Matters on page 37 of the 1996 Annual Report to Shareholders, which is incorporated into this report by reference.


ITEM  2. PROPERTIES

The Company and its subsidiaries hold such valid franchises, certificates of convenience and necessity, licenses and permits as are necessary for the maintenance and operation of their respective properties and businesses as now conducted. The Company has no reason to believe that it will be unable to renew any of such franchises as they expire.

As of September 30, 1996, the Company and its utility subsidiaries had 613 miles of transmission mains and 9,147 miles of distribution mains. The Company has the capacity for storage of approximately 15 million gallons of propane for peak shaving.

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

The Company also has peaking facilities consisting of propane air plants in Ravensworth, Virginia and Rockville, Maryland. Hampshire operates an underground natural gas storage field in Hampshire County, West Virginia. Hampshire accesses the storage field through 12 storage wells which are connected to an 18-mile pipeline gathering system. Hampshire also operates a compressor station for injection of gas into storage. The Augusta and Little Capon fields, located in Hampshire County, have the capacity to provide the Company's system with approximately 2.7 billion cubic feet of natural gas under design conditions. For pipeline year 1997, it is projected that the Hampshire storage facility will supply approximately 1.8 billion cubic feet of natural gas to the Company's system for meeting seasonal demands.

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

None.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                            Date Elected
        Name, Age and Position with the Company                                           or Appointed (1)
------------------------------------------------------------                             ------------------

Elizabeth M. Arnold, Age 44
  Vice President (corporate strategy, investor relations
    and internal audit)                                                                    January 31, 1996
  Treasurer                                                                                     May 1, 1993
  Director of Marketing Services                                                                May 6, 1991

Patrick E. Clarke, Age 60 (2)
  Senior Vice President (customer services and marketing)                                 February 21, 1996
  Senior Vice President - Customer Services and Marketing                                       May 1, 1993
  Vice President - Distribution and Marketing                                                 March 1, 1992
  Vice President - Distribution                                                           September 6, 1984

Richard J. Cook, Age 54
  Vice President (corporate engineering and environmental
    quality assurance)                                                                      October 1, 1996
  Executive Assistant                                                                       October 1, 1995
  Director - Environment and Safety                                                       September 1, 1989

James H. DeGraffenreidt, Jr., Age 43
  President and Chief Operating Officer                                                    December 1, 1994
  Senior Vice President - Jurisdictional Divisions
    and Rates and Regulatory Affairs                                                            May 1, 1993
  Vice President - Rates and Regulatory Affairs                                            November 1, 1991
  Senior Managing Attorney                                                                      May 2, 1988

Richard L. Fisher, Age 49
  Vice President (gas distribution)                                                            June 1, 1996
  Executive Director                                                                            May 3, 1993
  Director - Federal Regulation and Gas Planning                                            October 6, 1986

John K. Keane, Jr., Age 58
  Senior Vice President and General Counsel                                                     May 1, 1993
  Vice President and General Counsel                                                      September 1, 1990

Ronald C. King, Age 55
  Vice President (customer services)                                                      February 21, 1996
  Vice President - Customer Services                                                       November 1, 1991
  Executive Director                                                                       November 1, 1989

Frederic M. Kline, Age 45
  Vice President and Treasurer                                                             January 31, 1996
  Controller                                                                              November 27, 1985

Patrick J. Maher, Age 60
  Chairman of the Board and Chief Executive Officer                                       November 24, 1992
   President and Chief Executive Officer                                                     March  1, 1992
  President                                                                                 October 1, 1987

Lisa M. Metcalfe, Age 32 (3)
  Vice President and Chief Information Officer                                              October 1, 1996

Wayne A. Mills, Age 53
  Vice President (oversees Shenandoah, the Frederick division
    of the Company and Washington Gas Energy Systems, Inc.)                               February 21, 1996
  Vice President and General Manager - Maryland Division                                   November 1, 1989

                                                                                            Date Elected
        Name, Age and Position with the Company                                            or Appointed (1)
------------------------------------------------------------                              -----------------

Douglas V. Pope, Age 51
  Secretary                                                                                   July 25, 1979

Joseph M. Schepis, Age 43
  Senior Vice President (gas supply, regulatory activities
    and customer services)                                                                 January 31, 1996
  Senior Vice President and Chief Financial Officer                                       December 15, 1994
  Vice President - Rates and Regulatory Affairs                                                 May 1, 1993
  Treasurer                                                                                 October 1, 1986

Roberta Willis Sims, Age 42
  Vice President (corporate relations and communications)                                  January 31, 1996
  Vice President and General Manager -
    District of Columbia Division                                                           October 1, 1992
  Executive Director and Acting General Manager -
    District of Columbia Division                                                           August 10, 1992
  Executive Assistant                                                                         March 2, 1992
  Senior Managing Attorney                                                               September 23, 1991

Robert A. Sykes, Age 48
  Vice President (human resources)                                                        February 21, 1996
  Vice President - Human Resources                                                          October 1, 1987

Robert E. Tuoriniemi, Age 40 (4)
  Controller                                                                                October 1, 1996

James B. White, Age 46
  Vice President (business development)                                                   February 21, 1996
  Vice President and General Manager - Virginia Division                                        May 1, 1993
  Director of Sales                                                                            July 6, 1992
  Director of Financial Relations                                                               May 6, 1991

There is no family relationship among the officers. The age of each officer listed is as of the date of filing.

(1)    Each of the officers has served continuously since the dates indicated.

(2)    Mr. Clarke will retire effective January 1, 1997.

(3) Ms. Metcalfe was previously employed by the National Wildlife Federation and served most recently as Vice President of Constituent Systems and Services. In this capacity, she was responsible for the organization's information systems, telecommunications systems, facilities, and administrative services.

(4)    Mr. Tuoriniemi was previously employed by Central Maine Power Company
(CMP), an electric utility, and served most recently as Comptroller. CMP has a customer base of 515,000 customer meters. In the Comptroller position, Mr. Tuoriniemi's responsibilities included all accounting matters, testifying before regulatory commissions in rate case proceedings, directing tax planning and coordinating financial reporting activities.

                                   PART II

ITEM  5.         MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS

The information captioned "Common Stock Price Range and Dividends Paid" and presented on page 60 of the Company's 1996 Annual Report to Shareholders is included in Exhibit 13 in this report and is incorporated by reference into this Item. Only owners of record are counted as common shareholders.

ITEM  6.         SELECTED FINANCIAL DATA

Page 33 of the Company's 1996 Annual Report to Shareholders is included in
Exhibit 13 in this report and is incorporated by reference into this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pages 34 through 44 of the Company's 1996 Annual Report to Shareholders is included in Exhibit 13 in this report and is incorporated by reference into this Item.

ITEM  8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 45 through 60 of the Company's 1996 Annual Report to Shareholders is included in Exhibit 13 in this report and is incorporated by reference into this Item.

ITEM  9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors contained in the definitive proxy statement dated January 21, 1997, is hereby incorporated herein by reference. Information related to Executive Officers is reflected in Part I hereof.

ITEM 11.         EXECUTIVE COMPENSATION

The information captioned "Executive Compensation" in the definitive proxy statement dated January 21, 1997, is hereby incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information captioned "Security Ownership of Certain Beneficial Owners and Management" in the definitive proxy statement dated January 21, 1997, is hereby incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Karen Hastie Williams, a Director of the Company, is a partner in the law firm Crowell & Moring. This firm performed legal services for the Company during fiscal year 1996.

                                    PART IV


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                 REPORTS ON FORM 8-K


(a)1             All Financial Statements                             Pages in 1996
                                                                     Annual Report to
                                                                      Shareholders
                                                                       Included in
                                                                       Exhibit 13
                                                                    -----------------


Consolidated Statement of Income - for the years ended
  September 30, 1996, 1995 and 1994                                        45
Consolidated Balance Sheet - as of September 30, 1996 and 1995             46
Consolidated Statement of Cash Flows - for the years ended
  September 30, 1996, 1995 and 1994                                        47
Consolidated Statement of Capitalization - as of September 30,
  1996 and 1995                                                            48
Consolidated Statement of Common Shareholders' Equity -
  1996, 1995 and 1994                                                      49
Consolidated Statement of Income Taxes - for the years ended
  September 30, 1996, 1995 and 1994 and as of September 30, 1996
  and 1995                                                                 50
Notes to Consolidated Financial Statements                                51-58
Report of Independent Public Accountants                                   59


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

Schedule II, listed on page 19, should be read in conjunction with the financial statements in the 1996 Annual Report to Shareholders. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K (CONTINUED)

                                                                                                        Pages in
Schedule                           Description                                                            10-K
--------  -----------------------------------------------------------------------------------           ---------

  II     Valuation and Qualifying Accounts and Reserves for the
            years ended September 30, 1996, 1995 and 1994                                                  23-24

(a)-3    Exhibits

         Exhibits Filed Herewith:
                                                                                                        Pages in
                                   Description                                                            10-K
                                   -----------                                                          ---------

                 3.   Articles of Incorporation and Bylaws -                                               See
                                                                                                         Separate
                        Bylaws of the Company as amended on                                               Volume
                          October 30, 1996



                 11.  Statement re Computation of per Share Earnings -
                         Computation of Earnings per Average Share of
                         Common Stock Assuming Full Dilution from
                         Conversion of the $4.60 and $4.36 Convertible
                         Preferred Stock

                 12      Statement re Computation of Ratios -
                 12.0    Computation of Ratio of Earnings to Fixed Charges
                 12.1    Computation of Ratio of Earnings to Fixed Charges
                           and Preferred Stock Dividends

                 13.  Annual Report to Security Holders -
                         1996 Annual Report to Shareholders (except for
                          the information presented on the front and rear covers and pages 1 through 32, which are not deemed to be filed with the Securities and Exchange Commission for the purposes of the Securities Exchange Act of 1934)

                 21.  Subsidiaries of the Registrant

                 23.  Consents of Experts and Counsel

                 27.  Financial Data Schedule



                    Exhibits Incorporated by Reference:

                                   Description
                                   -----------

                 3. Articles of Incorporation and Bylaws

                      Company Charter, filed on Form S-3 dated July 21, 1995

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
        REPORTS ON FORM 8-K (CONTINUED)

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

                                    Retirement Plan for Outside Directors, as amended on October 25, 1995 and filed on Form 10-K for the fiscal year ended September 30, 1995 *

                                    Directors' Stock Compensation Plan, as
                                    adopted on October 25, 1995 and filed on Form 10-K for the fiscal year ended September 30, 1995 *

                                    Supplemental Executive Retirement Plan, as amended on October 25, 1995 and filed on Form 10-K for the fiscal year ended September 30, 1995 *

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

                          (b)    Reports on Form 8-K:
                                        No Reports were filed on Form 8-K
                                        during the fourth fiscal quarter of
                                        1996.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To the Shareholders and Board of Directors of Washington Gas Light Company:

     We have audited in accordance with generally accepted auditing standards, the financial statements included in Washington Gas Light Company's annual report to shareholders incorporated by reference in this Form 10-K, and have
issued our report thereon dated October 28, 1996.   Our audit was made for the
purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index on page 19 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                             ARTHUR ANDERSEN LLP



Washington, D.C.,
October 28, 1996.

                                                                     SCHEDULE II
                                                                     Page 1 of 2


                 WASHINGTON GAS LIGHT COMPANY AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 YEARS ENDED SEPTEMBER 30, 1996, 1995 and 1994




                                                                           Additions
                                                                           Charged to
                                                      Balance at      ---------------------                      Balance
                                                       Beginning      Costs and      Other                        at End
             Description                               of Period       Expenses    Accounts       Deduction (C)  of Period
-----------------------------------------------       -----------     ----------   --------       -------------  ---------
                                                                                 (Thousands)
1996
----

Valuation and Qualifying Accounts
  Deducted from Assets in the Balance Sheet -
    Allowance for doubtful accounts                  $   10,580     $  7,752     $    2,070 (A)   $    8,556     $ 11,846
    Provision for impairment of investments
      and other deferred charges                          5,397        1,150              -               40        6,507
Reserves -
  Injuries and damages                                   11,873        2,409          1,845 (B)        6,835        9,292
  Other                                                     900            -              -                -          900

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



    NOTES:    See Page 2 of 2.

                                                                     SCHEDULE II
                                                                     Page 2 of 2


                 WASHINGTON GAS LIGHT COMPANY AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 YEARS ENDED SEPTEMBER 30, 1996, 1995 and 1994




                                                                           Additions
                                                                           Charged to
                                                      Balance at      ---------------------                      Balance
                                                       Beginning      Costs and      Other                        at End
             Description                               of Period       Expenses    Accounts       Deduction (C)  of Period
-----------------------------------------------       -----------     ----------   --------       -------------  ---------
                                                                                 (Thousands)

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

                                           WASHINGTON GAS LIGHT COMPANY

                                                PATRICK J. MAHER
                                     ---------------------------------------
                                                Patrick J. Maher
Date:  December 18, 1996                     Chairman of the Board
                                          and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                          Title                                     Date
                 ---------                          -----                                     ----
              PATRICK J. MAHER              Chairman of the Board                           12/18/96
         -----------------------------      and Chief Executive                            -----------
             (Patrick J. Maher)             Officer and Director

           JAMES H. DEGRAFFENREIDT, JR.     President and Chief                             12/18/96
         --------------------------------   Operating Officer and                          -----------
          (James H. DeGraffenreidt, Jr.)    Director

                FREDERIC M. KLINE           Vice President and                              12/18/96
         --------------------------------   Treasurer                                      -----------
               (Frederic M. Kline)          (Principal Financial Officer)

              ROBERT E. TUORINIEMI          Controller                                      12/18/96
         --------------------------------   (Principal Accounting Officer)                 -----------
             (Robert E. Tuoriniemi)

                MICHAEL D. BARNES           Director                                        12/18/96
         --------------------------------                                                  -----------
               (Michael D. Barnes)

                FRED J. BRINKMAN            Director                                        12/18/96
         --------------------------------                                                  -----------
              (Fred J. Brinkman)

             DANIEL J. CALLAHAN, III        Director                                        12/18/96
         --------------------------------                                                  -----------
            (Daniel J. Callahan, III)

                ORLANDO W. DARDEN           Director                                        12/18/96
         --------------------------------                                                  -----------
               (Orlando W. Darden)

                MELVYN J. ESTRIN            Director                                        12/18/96
         --------------------------------                                                  -----------
               (Melvyn J. Estrin)

               KAREN HASTIE WILLIAMS        Director                                        12/18/96
         --------------------------------                                                  -----------
              (Karen Hastie Williams)

                STEPHEN G. YEONAS           Director                                        12/18/96
         --------------------------------                                                  -----------
               (Stephen G. Yeonas)

                          Washington Gas Light Company
                          1996 Form 10-K Exhibit Index




Exhibit                                 Description
-------                                 -----------


  3                                 Articles of Incorporation and Bylaws-
                                      Bylaws of the Company as amended
                                      on October 30, 1996



  11.                               Statement re Computation of per Share Earnings -
                                      Computation of Earnings per Average Share of
                                      Common Stock Assuming Full Dilution from
                                      Conversion of the $4.60 and $4.36 Convertible
                                      Preferred Stock

   12                              Statement re Computation of Ratios -
   12.0                               Computation of Ratio of Earnings to Fixed Charges
   12.1                               Computation of Ratio of Earnings to Fixed Charges
                                        and Preferred Stock Dividends

   13.                             Annual Report to Security Holders -
                                      1996 Annual Report to Shareholders (except for
                                      the information presented on the front and rear
                                      covers and pages 1 through 32, which are not
                                      deemed to be filed with the Securities and
                                      Exchange Commission for the purposes of the
                                      Securities Exchange Act of 1934)

    21.                            Subsidiaries of the Registrant

    23.                            Consents of Experts and Counsel

    27.                            Financial Data Schedule




