Form 10-Q
period 1996-12-31
WASHINGTON GAS LIGHT CO
filed 1997-02-13
CIK 104819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(MARK ONE)

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED            DECEMBER 31, 1996
                               ----------------------------


                                       OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO


COMMISSION FILE NUMBER                       1-1483
                         ----------------------------------------------

                          WASHINGTON GAS LIGHT COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


DISTRICT OF COLUMBIA AND VIRGINIA              53-0162882
---------------------------------            --------------
(STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

1100 H STREET, N. W., WASHINGTON, D. C.              20080
---------------------------------------         ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

                             (703) 750-4440
                            -----------------
                 REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE


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

                                 YES   X    NO
                                     ----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

COMMON STOCK $1.00 PAR VALUE        43,708,751         JANUARY 31, 1997
----------------------------    ------------------     ----------------
           CLASS                 NUMBER OF SHARES           DATE

                          WASHINGTON GAS LIGHT COMPANY


                                      INDEX

                                                                 Page No.
                                                                 --------
PART  I.    Financial Information:

            Item 1.  Financial Statements

               Consolidated Balance Sheet -
                  December 31, 1996 and September 30, 1996......    2

               Consolidated Statement of Income -
                  Three Months Ended December 31, 1996 and
                  1995..........................................    3

               Consolidated Statement of Cash Flows -
                  Three Months Ended December 31, 1996 and
                  1995..........................................    4

               Notes to Consolidated Financial Statements.......    5

            Item 2.  Management's Discussion and Analysis
                     of Financial Condition and
                     Results of Operations......................   6-11

PART II. Other Information:

            Item 5.  Other Information..........................    12

            Item 6.  Exhibits and Reports on Form 8-K...........    13

            Signature...........................................    13

                                         1

                          WASHINGTON GAS LIGHT COMPANY

                           CONSOLIDATED BALANCE SHEET


                                                          Dec.31,       Sept.30,
                                                           1996          1996
                                                       ----------     ----------
                                                       (Unaudited)
                                                               (Thousands)
ASSETS

Property, Plant and Equipment
  At original cost.........................            $1,749,013     $1,721,956
  Accumulated depreciation and amortization              (601,638)      (591,382)
                                                       ----------     ----------
                                                        1,147,375      1,130,574
                                                       ----------     ----------

Current Assets
  Cash and cash equivalents................                 9,480          4,589
  Accounts receivable, less reserve........               247,655         84,967
  Inventories and storage gas purchased....                90,674         98,254
  Deferred income taxes....................                18,567         17,888
  Other prepayments, principally taxes.....                12,657         10,047
                                                       ----------     ----------
                                                          379,033        215,745
                                                       ----------     ----------

Deferred Charges and Other Assets..........               114,099        118,282
                                                       ----------     ----------

  Total....................................            $1,640,507     $1,464,601
                                                       ==========     ==========


CAPITALIZATION AND LIABILITIES

Capitalization
  Common shareholders' equity..............            $  583,522     $  558,809
  Preferred stock..........................                28,435         28,440
  Long-term debt...........................               401,203        353,893
                                                       ----------     ----------
                                                        1,013,160        941,142
                                                       ----------     ----------

Current Liabilities
  Current maturities of long-term debt.....                13,706          8,006
  Notes payable............................               117,881        115,278
  Accounts and wages payable...............               175,475        104,832
  Customer deposits and advance payments...                 8,252         12,997
  Accrued taxes and interest...............                43,011         10,504
  Other current liabilities................                18,722         22,537
                                                       ----------     ----------
                                                          377,047        274,154
                                                       ----------     ----------

Deferred Credits...........................               250,300        249,305
                                                       ----------     ----------

  Total....................................            $1,640,507     $1,464,601
                                                       ==========     ==========





See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)



                                                       Three Months Ended
                                                   Dec.31,                Dec.31,
                                                    1996                   1995
                                                 ----------             -------
                                               (Thousands, Except Per Share Data)


Operating Revenues.....................         $  344,958             $ 274,326
Cost of Gas............................            191,275               122,904
                                                ----------             ---------
Net Revenues...........................            153,683               151,422
                                                ----------             ---------

Other Operating Expenses
  Operation............................             45,746                44,946
  Maintenance..........................              8,866                 7,817
  Depreciation and amortization........             12,579                11,873
  General taxes........................             18,946                16,473
  Income taxes.........................             21,490                23,292
                                                ----------             ---------
                                                   107,627               104,401
                                                ----------             ---------

Operating Income.......................             46,056                47,021
Other Income (Loss) - Net..............                551                  (851)
                                                ----------             ---------

Income Before Interest Expense.........             46,607                46,170
Interest Expense.......................              9,183                 7,830
                                                ----------             ---------

Net Income.............................             37,424                38,340
Dividends on Preferred Stock...........                333                   333
                                                ----------             ---------

Net Income Applicable to Common Stock..         $   37,091             $  38,007
                                                ==========             =========

Average Common Shares Outstanding......             43,711                43,051

Earnings per Average Share of
  Common Stock
  (See Exhibit 11 for computation of
   fully diluted earnings per
   average share)......................         $     0.85             $    0.88
                                                ==========             =========

Dividends Declared per Common Share....         $    0.285             $    0.28
                                                ==========             =========











See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended
                                                           Dec.31,      Dec.31,
                                                            1996         1995
                                                       ----------     ----------
                                                                (Thousands)
Operating Activities
Net Income .........................................    $  37,424     $  38,340
Adjustments to reconcile net income
  to net cash used in operating
  activities:
  Depreciation and amortization(a) .................       14,275        13,398
  Deferred income taxes-net ........................         (618)        2,819
  Amortization of investment tax credits ...........         (242)         (247)
  Allowance for funds
    used during construction .......................          (80)         (190)
  Other noncash charges and credits-net ............        1,111         2,319
                                                       ----------     ----------
                                                           51,870        56,439
Changes in assets and liabilities:
  Accounts receivable and accrued
    utility revenues ...............................     (166,141)     (117,806)
  Gas costs due from/to customers - net ............        3,359        (5,831)
  Storage gas purchased ............................        7,878        14,119
  Other prepayments, principally taxes .............       (2,610)       (2,797)
  Accounts and wages payable .......................       69,738        23,916
  Customer deposits and advance payments ...........       (4,745)         (357)
  Accrued taxes ....................................       25,015        22,519
  Accrued interest .................................        7,492         6,508
  Pipeline refunds due customers ...................       (3,718)        5,580
  Rate refund due customers ........................         --          (9,306)
  Deferred purchased gas costs .....................        4,850        (2,236)
  Other-net ........................................       (1,385)          241
                                                        ---------     ---------
    Net Cash Used in Operating Activities ..........       (8,397)       (9,011)
                                                        ---------     ---------

Financing Activities
Common stock issued ................................          313         3,074
Long-term debt issued ..............................       53,000          --
Long-term debt retired .............................           (6)       (2,505)
Notes payable - net ................................        2,603        37,423
Dividends on common and preferred stock ............      (12,737)      (12,357)
                                                        ---------     ---------
    Net Cash Provided by Financing Activities ......       43,173        25,635
                                                        ---------     ---------

Investing Activities
Capital Expenditures ...............................      (29,885)      (21,728)
                                                        ---------     ---------
    Net Cash Used in Investing Activities ..........      (29,885)      (21,728)
                                                        ---------     ---------

Increase (Decrease) in Cash
  and Cash Equivalents .............................        4,891        (5,104)
Cash and Cash Equivalents
   at Beginning of Period ..........................        4,589        13,911
                                                        ---------     ---------
Cash and Cash Equivalents at
  End of Period ....................................    $   9,480     $   8,807
                                                        =========     =========

Supplemental Disclosures of
  Cash Flow Information

  Income taxes paid ................................    $       5     $     833
  Interest paid ....................................    $   1,532     $   1,204


a/  Includes amounts charged to other accounts.

See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




A. In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results for such periods. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

B. Due to the seasonal nature of the Company's business, the results of operations shown do not indicate the expected results for the fiscal year ended September 30, 1997.

C. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

D. In October 1996, the Company issued a total of $53 million in Medium Term Notes (MTNs) with maturity dates in fiscal year 2027. Of this total, $25 million in such notes were issued with a coupon rate of 6.82%. Holders of these MTNs have a one-time option to have the Company redeem the notes at their face value on October 9, 2006. The remaining $28 million was issued with coupon rates of 6.62% and 6.63%. Holders of these MTNs have a one-time option to have the Company redeem the notes at their face value on October 23, 2003.

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

RESULTS OF OPERATIONS

Earnings

     For the three months ended December 31, 1996, net income applicable to common stock amounted to $37.1 million, or $.9 million lower than the same period in the prior year. Earnings per average common share were $.85, or $.03 per average common share lower than the quarter ended December 31, 1995. Average common shares outstanding increased by 1.5% over the prior year. Effective November 1, 1996 shares issued under the Dividend Reinvestment and Common Stock Purchase Plan and Employee Savings Plans are being purchased on the open market instead of being issued as new shares. The decrease in net income applicable to common stock reflected higher net revenues, higher other operating expenses, higher other income (loss) - net and higher interest expense.

Net Revenues

     The variability of weather affects the level of gas delivered to customers, since such a large portion of the Company's deliveries of natural gas is used for heating. The Company establishes its rates on the basis of normal weather. Weather for the quarters ended December 31, 1996 and December 31, 1995 was 7.3% and 23.8% colder than normal, respectively. The Company has no weather normalization tariff provision in any of its jurisdictions. However, the Company has declining block rates in two of its three major jurisdictions that reduce the impact of deviations in weather from normal.

     Net revenues for the period increased by $2.3 million (1.5%) from the same period last year to $153.7 million. The table on the following page compares certain operating statistics for the quarters ended December 31, 1996 and 1995.

                          WASHINGTON GAS LIGHT COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)



                                                        Three Months Ended
                                                       Dec. 31,      Dec. 31,
                                                         1996          1995
                                                       -------       -------
Gas Sales and Deliveries
(thousands of therms)
  Gas Sold and Delivered
     Firm................................              369,145       380,970
     Interruptible.......................               54,397        58,505
     Electric generation.................                   51           122
                                                       -------       -------
                                                       423,593       439,597
                                                       -------       -------
  Gas Delivered for Others
     Firm................................                3,322            63
     Interruptible.......................               43,928        21,843
     Electric generation.................               10,637         6,452
                                                       -------       -------
                                                        57,887        28,358
                                                       -------       -------
       Total Deliveries..................              481,480       467,955
                                                       =======       =======

Gas Sold Off System
 (thousands of therms)...................               29,138          -
Degree Days.............................                 1,476         1,696
Customer Meters (end of period).........               789,897       768,252


Gas Delivered to Firm Customers

     Therm deliveries to firm customers decreased by 8.6 million therms (2.2%) due to weather that was 13.0% warmer than the same quarter last year, a factor that caused the variation in net revenues. However, a 2.8% increase in the number of customer meters and an increase in gross receipts taxes due from customers that are included in operating revenues offset the effect of the warmer weather on net revenues. Various taxing authorities levy these taxes on revenues which, therefore, increase with rises in revenues. The Company recovers the taxes from customers and remits them to the various taxing authorities. The Company records amounts of increased gross receipts taxes in general tax expenses and, therefore, the increase in net revenues associated with gross receipts taxes does not affect net income. Revenues for the current quarter increased due to a sharp rise in the cost of gas over the same period last year. The Company does not earn a profit on the sale of the natural gas commodity. Rather, it passes these costs on to its customers through its rates. Operating revenues and cost of gas both reflect the increased cost of gas experienced in the quarter, and therefore the increase had no impact on net revenues.

                          WASHINGTON GAS LIGHT COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)



Gas Delivered to Interruptible Customers

     Therms delivered to interruptible customers in the current quarter increased by 18.0 million therms (22.4%) resulting in a slight increase in net revenues. The increase in volumes delivered resulted primarily from significant interruptions in service to these customers in the same quarter last year due to the sharply colder weather. Margin sharing arrangements in each of the Company's major jurisdictions minimized the effect on net income of increases in sales and deliveries to the interruptible class. Under these arrangements, the Company returns a majority of the margins earned on sales and deliveries to the interruptible class to firm customers after it reaches a certain gross margin threshold or in exchange for the shift of a portion of the fixed costs from the interruptible to the firm class.

Gas Delivered for Electric Generation

     The Company sells and/or transports gas to two customers with facilities in Maryland where the customers use the supplies to generate electricity. Volumes delivered for electric generation in the current quarter increased by 4.1 million therms due primarily to the addition of the second customer in August
1996. The Company shares a significant majority of the margins earned on deliveries to these customers with firm customers and, therefore, the change in volumes delivered between periods had an immaterial effect on net income.

Gas Sold Off System

     During the quarter ended December 31, 1996, the Company sold 29.1 million therms to customers outside the Company's service territory, the effect of which on net income was not material.

Other Operating Expenses

     Operation and maintenance expenses rose by $1.8 million (3.5%) over the same period last year. The increase primarily reflects higher expenses relating to uncollectible accounts resulting from higher revenues and miscellaneous operating provisions recorded in the current year.

     Depreciation and amortization increased by $706,000 (5.9%) due primarily to additional depreciation on the Company's rising investment in plant and equipment.

                          WASHINGTON GAS LIGHT COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)



     General taxes increased by $2.5 million (15.0%) due primarily to higher gross receipts taxes on higher revenues. The Company reflects gross receipts taxes billed to customers in operating revenues and gross receipts taxes due to the taxing authorities in general taxes. Therefore, fluctuations in these amounts have no effect on net income.

     Income taxes, including amounts reflected in other income decreased by $1.3 million, due primarily to lower pre-tax income and a slight drop in the effective income tax rate in the most recent quarter. The effective tax rate for the current quarter was 36.8% and was 37.6% in the prior year's quarter. The decline in the effective tax rate included the effect of valuation reserves recorded in other income (loss) - net in the quarter ended December 31, 1995 for which the Company did not provide a tax benefit.

Other Income (Loss) - Net

     Other income (loss) - net increased by $1.4 million due to valuation reserves for certain non-utility activities recorded in the quarter last year.

Interest Expense

     Interest expense increased by $1.4 million (17.3%) over the same period last year, almost exclusively due to an $86.2 million rise in the average amount of short-term debt outstanding reflecting the effect of increased gas costs and an increased emphasis on using short-term debt to finance current assets. A decline of .38 percentage points in the weighted average cost of short-term debt slightly offset this increase. Interest on long-term debt was approximately the same as the quarter ended December 31, 1995. A decline in the weighted average cost of such debt of .55 percentage points almost completely offset an increase of $35.7 million in the average amount of long-term debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Short-Term Cash Requirements and Related Financing

     The Company's business is highly weather sensitive and seasonal. Approximately 75% of the Company's therms delivered (excluding deliveries for electric generation) occur in the first and second fiscal quarters. This weather sensitivity causes short-term cash requirements to vary significantly during the year. Cash requirements peak in the fall and winter months when accounts receivable, accrued utility revenues and storage gas are at or near their highest levels. After the winter heating season, the Company liquidates short-term debt and acquires storage gas for the subsequent heating season when these assets are converted into cash.

                          WASHINGTON GAS LIGHT COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)



     The Company uses short-term debt in the form of commercial paper and short-term bank loans to fund seasonal cash requirements. Alternative seasonal sources include unsecured lines of credit, some of which are seasonal, and $130 million in a revolving credit agreement maintained with a group of banks. The Company activates these financing options to support or replace the Company's commercial paper. Excluding current maturities, short-term debt outstanding was $117.9 million as of December 31, 1996, and $115.3 million was outstanding at September 30, 1996.

Long-Term Cash Requirements and Related Financing

     Capital expenditures for the first three months of fiscal year 1997 were $29.9 million with a budget of $153.2 million for the year. To fund construction expenditures and other capital requirements, the Company draws upon both internal and external sources of cash. The Company's ability to generate adequate cash internally depends upon a number of factors, including the timing and amount of rate increases received and the level of therm sales. The number of customers meters and the variability of the weather almost exclusively affect the level of therm sales.

     Net cash used in operating activities was $8.4 million during the first three months of fiscal year 1997 and compares to $9.0 million for the same period in fiscal year 1996. The slight improvement came from: (1) increased sources of cash reflected in accounts and wages payable due to higher gas prices and the amounts associated with the redesign of the Company's organization that have not been paid; 2) refunds made to customers of amounts overcollected in interim rates made in the prior year; and (3) increased collections from customers of gas costs. The combined effect of: (1) higher funds used to support accounts receivable resulting from increased gas costs; (2) reduced use of storage gas inventories in the current period; and (3) lower refunds received from pipelines, more than offset these sources.

     The $53 million of long-term debt issued during the current quarter represents issuances of Medium-Term Notes (MTNs) in October 1996. The terms of these MTNs are discussed in Note D to the Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)



     On December 30, 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission (SEC) for the issuance and sale of up to a total of $250 million in unsecured notes. It was declared by the SEC to be effective on January 9, 1997. To the extent the notes are sold, the Company expects to use the net proceeds for three primary purposes: (1) the refunding of maturing long-term debt and satisfaction of sinking fund requirements; (2) the refunding of higher-coupon long-term debt as market conditions permit; and (3) for general corporate purposes, including capital expenditures and additional working capital requirements.

     The discontinuation of new shares being issued through the Dividend Reinvestment and Common Stock Purchase Plan and Employee Savings Plans caused the $2.8 million decrease in cash provided by common stock issued. Effective November 1, 1996, the plans purchase shares in the open market.

     During the three months ended December 31, 1996, the Company sold with recourse, $8.6 million of non-utility accounts receivable. This compares to $9.1 million sold in the three months ended December 31, 1995.

                           PART II. OTHER INFORMATION



Item 5.

Other Information


A. On December 18, 1996 Fitch Investors Service (Fitch) changed ratings on $18 billion of preferred stock issued by 37 companies (including the Company), putting ratings on a scale with bonds. Due to the new rating criteria, Fitch rates all preferred stock one notch below senior debt rated AAA through A. As a result, the Company's outstanding preferred stock was lowered to A+ from AA-. The Company has been advised by Fitch that its rating change was entirely the result of Fitch's new policy and not the result of a weakened credit profile.

B. On December 16, 1996, the State Corporation of Virginia approved a filing made by the Company to revise its interruptible delivery service tariff to expand the eligible base of interruptible customers who could purchase gas from third-party suppliers. Effective January 1, 1997, the revised tariffs reduced the minimum annual requirement for delivery service from 250,000 to 60,000 therms.

C. On December 30, 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission (SEC) for the issuance and sale of up to a total of $250 million in unsecured notes. It was declared by the SEC to be effective on January 9, 1997. To the extent the notes are sold, the Company expects to use the net proceeds from the sale of these securities for three primary purposes: (1) the refunding of maturing long-term debt and satisfaction of sinking fund requirements; (2) the refunding of higher-coupon long-term debt as market conditions permit; and
     (3) for general corporate purposes, including capital expenditures and additional working capital requirements.

D. Many in the energy industry, including the Company, believe that the increasingly deregulated and more competitive energy industry will continue to lead to industry consolidation, combination, disaggregation and other strategic alliances and restructuring as energy companies seek to offer a broader range of energy services to compete more effectively in attracting and retaining customers. For example, affiliations with other operating utilities could potentially result in economies and synergies, and combinations could provide a means to offer customers a more complete range of energy services. Others are discontinuing operations in certain portions of the energy industry or divesting portions of their business and facilities. The Company, from time to time, performs studies, and in some cases holds discussions regarding utility and energy-related investments and transactions. The ultimate impact on the Company of any such investments and transactions that may occur can not be determined at this time.

Item 6.

Exhibits and Reports on Form 8-K

(a) Exhibits Filed Herewith:


              Description                                        Page in 10-Q
          ---------------------------------------                -------------
     11     Computation of Earnings per Average                  See separate
            Share of Common Stock Assuming Full                     Volume
            Dilution from Conversions of the $4.60
            and $4.36 Convertible Preferred Series

     27     Financial Data Schedule                                   "

     99.0   Computation of Ratio of Earnings to                       "
            Fixed Charges

     99.1   Computation of Ratio of Earnings to                       "
            Fixed Charges and Preferred Stock
            Dividends

(b)  Reports on Form 8-K

       There were no reports on Form 8-K filed during the three months ended December 31,1996.






                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    WASHINGTON GAS LIGHT COMPANY
                                                           (Registrant)





Date February 13, 1997                               /s/ Robert E. Tuoriniemi
    ------------------------                         ------------------------
                                                               Controller
                                                  (Principal Accounting Officer)