Form 10-Q
period 1997-03-31
WASHINGTON GAS LIGHT CO
filed 1997-05-15
CIK 104819

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q


(Mark One)

   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended              March 31, 1997
                      ---------------------------

                                       OR

   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the transition period from                          to
                              -------------------------    --------------------

Commission file number                             1-1483
                              -------------------------------------------------


                            WASHINGTON GAS LIGHT COMPANY
             (Exact name of registrant as specified in its charter)


     District of Columbia and Virginia                          53-0162882
    --------------------------------------                  ------------------
     (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)


1100 H Street, N. W., Washington, D. C.                            20080
------------------------------------------                  -------------------
(Address of principal executive offices)                        (Zip Code)

                                 (703) 750-4440
-------------------------------------------------------------------------------
               Registrant's telephone number, including area code



                                        NONE
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X    No
                                         -----    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock $1.00 par value             43,705,279              April 30, 1997
----------------------------       --------------------        ----------------
Class                              Number of Shares            Date

                          WASHINGTON GAS LIGHT COMPANY


                                      INDEX

                                                                       Page No.
                                                                       --------
PART  I. Financial Information:

         Item 1.  Financial Statements

           Consolidated Balance Sheet -
                  March 31, 1997 and September 30, 1996....................   2

           Consolidated Statement of Income -
                  Three Months Ended March 31, 1997 and 1996...............   3

           Consolidated Statement of Income -
                  Six Months Ended March 31, 1997 and 1996.................   4

           Consolidated Statement of Cash Flows -
                  Six Months Ended March 31, 1997 and 1996.................   5

           Notes to Consolidated Financial Statements......................   6

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................7-13

PART II. Other Information:

           Item 4.  Submission of Matters to a Vote of Security Holders ...  14

           Item 5.  Other Information......................................  15

           Item 6.  Exhibits and Reports on Form 8-K.......................  16

           Signature.......................................................  16


                          WASHINGTON GAS LIGHT COMPANY

                           CONSOLIDATED BALANCE SHEET

                                                       Mar. 31,      Sept. 30,
                                                         1997           1996
                                                    -----------     -----------
                                                    (Unaudited)
                                                           (Thousands)

ASSETS
Property, Plant and Equipment
  At original cost .............................    $ 1,777,518     $ 1,721,956
  Accumulated depreciation and amortization ....       (612,727)       (591,382)
                                                    -----------     -----------
                                                      1,164,791       1,130,574
                                                    -----------     -----------
Current Assets
  Cash and cash equivalents ....................         10,692           4,589
  Accounts receivable, less reserve ............        215,260          84,967
  Inventories and storage gas purchased ........         34,929          98,254
  Deferred income taxes ........................         21,550          17,888
  Other prepayments, principally taxes .........          8,076          10,047
                                                    -----------     -----------
                                                        290,507         215,745
                                                    -----------     -----------

Deferred Charges and Other Assets ..............        112,266         118,282
                                                    -----------     -----------

  Total ........................................    $ 1,567,564     $ 1,464,601
                                                    ===========     ===========

CAPITALIZATION AND LIABILITIES

Capitalization
  Common shareholders' equity ..................    $   629,702     $   558,809
  Preferred stock ..............................         28,434          28,440
  Long-term debt ...............................        402,506         353,893
                                                    -----------     -----------
                                                      1,060,642         941,142
                                                    -----------     -----------

Current Liabilities
  Current maturities of long-term debt .........          7,707           8,006
  Notes payable ................................         50,563         115,278
  Accounts and wages payable ...................        117,682         104,832
  Customer deposits and advance payments .......          6,444          12,997
  Accrued taxes and interest ...................         59,333          10,504
  Other current liabilities ....................         13,218          22,537
                                                    -----------     -----------
                                                        254,947         274,154
                                                    -----------     -----------

Deferred Credits ...............................        251,975         249,305
                                                    -----------     -----------

  Total ........................................    $ 1,567,564     $ 1,464,601
                                                    ===========     ===========




See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                          Three Months Ended
                                                        -----------------------
                                                         Mar. 31,       Mar. 31,
                                                           1997           1996
                                                        ---------     ---------
                                                        (Thousands, Except Per
                                                             Share Data)

Operating Revenues ................................     $ 431,465     $ 431,826
Cost of Gas .......................................       242,888       225,748
                                                        ---------     ---------
Net Revenues ......................................       188,577       206,078
                                                        ---------     ---------

Other Operating Expenses
  Operation .......................................        42,160        47,402
  Maintenance .....................................         8,113         7,287
  Depreciation and amortization ...................        12,819        11,964
  General taxes ...................................        24,854        24,403
  Income taxes ....................................        33,670        39,564
                                                        ---------     ---------
                                                          121,616       130,620
                                                        ---------     ---------

Operating Income ..................................        66,961        75,458
Other Income (Loss) - Net .........................         1,106          (714)
                                                        ---------     ---------

Income Before Interest Expense ....................        68,067        74,744
Interest Expense ..................................         8,923         7,835
                                                        ---------     ---------

Net Income ........................................        59,144        66,909
Dividends on Preferred Stock ......................           333           333
                                                        ---------     ---------

Net Income Applicable to Common Stock .............     $  58,811     $  66,576
                                                        =========     =========

Average Common Shares Outstanding .................        43,706        43,317

Earnings per Average Share of Common Stock
  (See Exhibit 11 for computation of fully
   diluted earnings per average share) ............     $    1.35     $    1.54
                                                        =========     =========

Dividends Declared per Common Share ...............     $   0.295     $   0.285
                                                        =========     =========






See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)



                                                           Six Months Ended
                                                        -----------------------
                                                         Mar. 31,       Mar. 31,
                                                           1997           1996
                                                        ---------     ---------
                                                        (Thousands, Except Per
                                                             Share Data)

Operating Revenues ................................    $  776,423     $ 706,152
Cost of Gas .......................................       434,162       348,652
                                                        ---------     ---------
Net Revenues ......................................       342,261       357,500
                                                        ---------     ---------

Other Operating Expenses
  Operation .......................................        87,906        92,348
  Maintenance .....................................        16,980        15,104
  Depreciation and amortization ...................        25,398        23,837
  General taxes ...................................        43,800        40,876
  Income taxes ....................................        55,160        62,856
                                                        ---------     ---------
                                                          229,244       235,021
                                                        ---------     ---------

Operating Income ..................................       113,017       122,479
Other Income (Loss) - Net .........................         1,657        (1,565)
                                                        ---------     ---------

Income Before Interest Expense ....................       114,674       120,914
Interest Expense ..................................        18,106        15,665
                                                        ---------     ---------

Net Income ........................................        96,568       105,249
Dividends on Preferred Stock ......................           666           666
                                                        ---------     ---------

Net Income Applicable to Common Stock .............     $  95,902     $ 104,583
                                                        =========     =========

Average Common Shares Outstanding .................        43,710        43,175

Earnings per Average Share of Common Stock
  (See Exhibit 11 for computation of fully
   diluted earnings per average share) ............     $    2.19     $    2.42
                                                        =========     =========

Dividends Declared per Common Share ...............     $   0.580     $   0.565
                                                        =========     =========



See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months Ended
                                                        -----------------------
                                                         Mar. 31,       Mar. 31,
                                                           1997           1996
                                                        ---------     ---------
                                                              (Thousands)



Operating Activities
Net Income ...........................................   $  96,568    $ 105,249
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization a/ ...................      29,007       27,152
  Deferred income taxes-net ..........................      (3,440)       5,422
  Amortization of investment tax credits .............        (479)        (488)
  Allowance for funds used during construction .......        (179)        (293)
  Other noncash charges and credits-net ..............      (1,520)       5,190
                                                         ---------    ---------
                                                           119,957      142,232

Changes in assets and liabilities:
  Accounts receivable and accrued utility revenues ...    (145,813)    (173,801)
  Gas costs due from/to customers - net ..............      15,236      (29,638)
  Storage gas costs ..................................      62,052       48,100
  Other prepayments, principally taxes ...............       1,971          491
  Accounts and wages payable .........................      12,085       45,445
  Customer deposits and advance payments .............      (6,553)      (8,973)
  Accrued taxes ......................................      48,761       36,495
  Pipeline refunds due customers .....................      (9,466)       1,687
  Rate refund due customers ..........................         -         (9,306)
  Deferred purchased gas costs .......................      13,367          (29)
  Other-net ..........................................      (1,768)       4,740
                                                         ---------    ---------
    Net Cash Provided by Operating Activities ........     109,829       57,443
                                                         ---------    ---------

Financing Activities
Common stock issued ..................................         312        6,295
Long-term debt issued ................................      83,788       50,000
Long-term debt retired ...............................     (35,506)     (69,830)
Premium on long-term debt retired ....................      (1,422)      (2,263)
Notes payable - net ..................................     (64,715)      23,794
Dividends on common and preferred stock ..............     (25,583)     (24,811)
                                                         ---------    ---------
    Net Cash Used in Financing Activities ............     (43,126)     (16,815)
                                                         ---------    ---------

Investing Activities
Capital expenditures .................................     (60,600)     (48,005)
                                                         ---------    ---------
    Net Cash Used in Investing Activities ............     (60,600)     (48,005)
                                                         ---------    ---------

Increase (Decrease) in Cash and Cash Equivalents .....       6,103       (7,377)
Cash and Cash Equivalents at Beginning of Period .....       4,589       13,911
                                                         ---------    ---------
Cash and Cash Equivalents at End of Period ...........   $  10,692    $   6,534
                                                         =========    =========

Supplemental Disclosures of Cash Flow Information

  Income taxes paid ..................................   $  14,462    $  28,111
  Interest paid ......................................   $  15,922    $  16,326




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

D. During the six months ended March 31, 1997, the Company issued a total of $83 million in Medium Term Notes (MTNs). The notes have a 30-year nominal life and coupon rates ranging from 6.57% to 6.82%. Holders of $28 million of these MTNs have a one-time option to have the Company redeem the notes at their face value in seven years. The holders of the remaining $55 million of MTNs have a one-time option to have the Company redeem the notes at their face value in ten years.

E. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (SFAS No.128) and SFAS No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129). The Company will adopt both of these statements in the first quarter of fiscal year 1998; however, there is not expected to be any effect on the Company's Consolidated Financial Statements.

     SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) which simplifies calculations currently found in Accounting Principles Board Opinion No. 15, "Earnings per Share," as amended and interpreted, and thus, makes them comparable to international EPS standards. SFAS No. 128 replaces primary EPS with a presentation of basic EPS. Basic EPS excludes dilution for any potentially dilutive securities and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. SFAS No. 128 also requires dual presentation of basic and fully diluted EPS (now called diluted EPS) on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the basic EPS calculation to the diluted EPS computation.

     SFAS No. 129 continues the existing requirements to disclose the pertinent rights and privileges of all security holders other than ordinary common stockholders but expands the number of companies subject to portions of its requirements.

F. As of March 31, 1997, the Company had permanent bank lines of credit available of $20 million, all of which were unused. In support of the permanent lines, the Company pays commitment or non-usage fees of .07% per annum of the unused lines. Of these lines, $15 million will expire on June 30, 1997, with the remaining $5 million expiring on June 30, 1998.

G.   Certain   amounts  in  financial   statements  of  prior  years  have  been
     reclassified to conform to the presentation of the current year.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 vs. MARCH 31, 1996

Earnings

     For the three months ended March 31, 1997, net income applicable to common stock amounted to $58.8 million, or $7.8 million lower than for the same quarter last year. Earnings per average common share were $1.35, or $.19 per average common share lower than last year. Average common shares outstanding increased by less than 1% over the prior year. Effective November 1, 1996 shares issued under the Dividend Reinvestment and Common Stock Purchase Plan and Employee Savings Plans are being purchased on the open market instead of being issued as new shares. The decrease in net income applicable to common stock was directly attributable to significantly warmer weather in the current quarter, resulting in a decrease in firm therms delivered and thus, net revenues. Mitigating some of the effect of the warmer weather were a 2.9% increase in the number of customer meters and a decrease in other operating expenses.

Net Revenues

     The variability of weather affects the level of gas delivered to customers, since a large portion of the Company's deliveries of natural gas is used for heating. The Company establishes its rates on the basis of normal weather. The Company has no weather normalization tariff provision in any of its jurisdictions. However, the Company has declining block rates in two of its three major jurisdictions that reduce the impact on net revenues of deviations in weather from normal. Weather for the quarters ended March 31, 1997 and March 31, 1996 was 10.6% warmer than normal and 14.4% colder than normal, respectively.

     Net revenues for the period decreased by $17.5 million (8.5%) from the same period last year to $188.6 million. The table on the following page compares certain operating statistics for the quarters ended March 31, 1997 and 1996.

                          WASHINGTON GAS LIGHT COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------
                                   (continued)



                                                            Three Months Ended
                                                          ----------------------
                                                           Mar. 31,     Mar. 31,
                                                            1997          1996
                                                          --------      -------

Gas Sales and Deliveries  (thousands of therms)
  Gas Sold and Delivered
       Firm ........................................       484,255       575,951
       Interruptible ...............................        53,278        49,712
       Electric Generation .........................           -             253
                                                           -------       -------
                                                           537,533       625,916
                                                           -------       -------
  Gas Delivered for Others
       Firm ........................................        10,620         1,522
       Interruptible ...............................        54,879        16,399
       Electric Generation .........................         9,587           340
                                                           -------       -------
                                                            75,086        18,261
                                                           -------       -------
          Total Deliveries .........................       612,619       644,177
                                                           =======       =======

Gas Sold Off System  (thousands of therms) .........        56,665        36,056

Degree Days
       Actual ......................................         1,924         2,466
       Normal ......................................         2,152         2,156

Customer Meters  (end of period) ...................       796,653       774,266


Gas Delivered to Firm Customers

     Therm deliveries to firm customers, including gas sold and delivered and gas delivered for others, decreased by 82.6 million therms (14.3%) due to weather that was 22% warmer than the same quarter last year. This caused the majority of the decline in net revenues and was partially offset by the effect of a 2.9% increase in the number of customer meters.

Gas Delivered to Interruptible Customers

     Therms delivered to interruptible customers, including gas sold and delivered and gas delivered for others, increased by 42.0 million therms (63.6%) in the current quarter resulting in a slight increase in net revenues when compared to the same quarter last year. The increase in volumes delivered resulted primarily from significant interruptions in service to these customers in the quarter last year due to the colder weather. Margin sharing arrangements in each of the Company's major jurisdictions minimized the effect on net income of increases in sales and deliveries to the interruptible class. Under these arrangements, the Company returns a majority of the margins earned on sales and deliveries to the interruptible class to firm customers after it reaches a certain gross margin threshold or in exchange for the shift of a portion of the fixed costs from the interruptible class to the firm class.

                          WASHINGTON GAS LIGHT COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------
                                   (continued)



Gas Delivered for Electric Generation

     The Company sells and/or transports gas to two customers with facilities in Maryland where the customers use the supplies to generate electricity. Volumes delivered for electric generation in the current quarter increased by 9.0 million therms due primarily to the addition of the second customer in August
1996. The Company shares a significant majority of the margins earned on deliveries to these customers with firm customers and, therefore, the change in volumes delivered between periods had an immaterial effect on net income.

Gas Sold Off System

     During the quarter ended March 31, 1997, the Company sold 56.7 million therms to customers outside its service territory, an increase of 20.6 million therms over the same period last year. The effect of these sales on net income was not material.

Other Operating Expenses

     Operation and maintenance expenses declined by $4.4 million (8.1%) from the same period last year. This decrease primarily reflects: (1) lower labor costs in the current year resulting from fewer employees; (2) increased compensation to employees last year reflecting a lump-sum cash payout; and (3) higher amortization of environmental expenses recorded last year.

     Depreciation and amortization increased by $855,000 (7.1%) primarily due to the effect of the Company's rising investment in plant and equipment.

     General taxes rose by $451,000 (1.8%) primarily due to higher property taxes resulting from increased investments in property.

     Income taxes, including amounts reflected in other income, decreased by $4.9 million, due primarily to lower pre-tax income. The effective tax rate for the current quarter was 36.6% and was 36.9% in the prior year's quarter.

Other Income (Loss) - Net

     Other income (loss) - net increased by $1.8 million due to the difference in valuation reserves for certain non-utility activities recorded in the two periods.

Interest Expense

     Interest expense increased by $1.1 million (13.9%) primarily due to greater interest expense on both long- and short-term debt. Interest on long-term debt increased by $800,000 due almost exclusively to a $55.8 million rise in the average amount of long-term debt outstanding. Partially offsetting this increase was a decline of .25 percentage points in the weighted average cost of long-term debt. Interest on short-term debt increased by $600,000 primarily due to a $44.7 million increase in the average amount of short-term debt outstanding. A decline of .13 percentage points in the average cost of short-term debt partially offset this increase.

                          WASHINGTON GAS LIGHT COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------
                                   (continued)


SIX MONTHS ENDED MARCH 31, 1997 vs. MARCH 31, 1996

Earnings

     For the six months ended March 31, 1997, net income applicable to common stock amounted to $95.9 million, or $8.7 million lower than for the same period last year. Earnings per average common share were $2.19, or $.23 per average common share lower than last year. Average common shares outstanding increased by 1.2% over the prior year. The decrease in net income applicable to common stock was directly attributable to the warmer weather in the current period. This decrease was partially offset by a 2.9% increase in customer meters, a decrease in other operating expenses and an increase in other income (loss)-net.

Net Revenues

     Net revenues for the six months ended March 31, 1997 decreased by $15.2 million (4.3%) from the same period last year to $342.3 million. This primarily resulted from the significantly colder weather last year, partially offset by an increase in customer meters in the current year. Weather for the six months ended March 31, 1997 and March 31, 1996 was 3.6% warmer than normal and 18.0% colder than normal, respectively. The table below compares certain operating statistics for the six months ended March 31, 1997 and 1996.


                                                            Six Months Ended
                                                         -----------------------
                                                           Mar. 31,     Mar. 31,
                                                            1997         1996
                                                         ---------     ---------
Gas Sales and Deliveries  (thousands of therms)
   Gas Sold and Delivered
       Firm ........................................       853,400       956,921
       Interruptible ...............................       107,675       108,217
       Electric Generation .........................            51           375
                                                         ---------     ---------
                                                           961,126     1,065,513
                                                         ---------     ---------
   Gas Delivered for Others
       Firm ........................................        13,942         1,585
       Interruptible ...............................        98,807        38,242
       Electric Generation .........................        20,224         6,792
                                                         ---------     ---------
                                                           132,973        46,619
                                                         ---------     ---------
         Total Deliveries ..........................     1,094,099     1,112,132
                                                         =========     =========

Gas Sold Off System  (thousands of therms) .........        85,803        36,056

Degree Days
       Actual ......................................         3,400         4,162
       Normal ......................................         3,528         3,526

Customer Meters  (end of period) ...................       796,653       774,266

                          WASHINGTON GAS LIGHT COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------
                                   (continued)


Gas Delivered to Firm Customers

     Therm deliveries to firm customers decreased by 91.2 million therms (9.5%) resulting in a decline in net revenues. This net reduction was caused by weather that was 18.3% warmer than for the same period last year, partially offset by a 2.9% increase in customer meters.

Gas Delivered to Interruptible Customers

     Therms delivered to interruptible customers in the current period increased by 60.0 million therms (41.0%) due to significant interruptions in service to these customers in the same period last year due to the colder weather. As a result of the previously mentioned margin sharing arrangements in each of the Company's jurisdictions, the effect on net income of increased deliveries to interruptible customers was minimal.

Gas Delivered for Electric Generation

     Volumes delivered for electric generation in the current six months increased by 13.1 million therms from the same period last year due primarily to a second customer added in August 1996. Margins earned on such deliveries are being shared with firm customers as described previously in this report.

Gas Sold Off System

     During the six months ended March 31, 1997, the Company sold 85.8 million therms to customers outside its service territory, a 49.7 million therm increase over the same period last year. The effect of these sales on net income was not material.

Other Operating Expenses

     Operation and maintenance expenses fell by $2.6 million (2.4%) from the same period last year. This decrease primarily reflects increased compensation to employees last year from a lump-sum cash payout and lower labor costs this year because of reduced employee levels.

     Depreciation and amortization increased by $1.6 million (6.5%) primarily due to additional depreciation on the Company's rising investment in plant and equipment.

     General taxes increased by $2.9 million (7.2%) due primarily to increased property taxes resulting from increased investments in property and higher gross receipts taxes on higher revenues. The higher revenues reflect an increased cost of gas per therm in 1997 compared to 1996. Gross receipts taxes are included in revenues and, therefore, fluctuations in these amounts have no effect on net income.

     Income taxes, including amounts reflected in other income, decreased by $6.2 million, due primarily to lower pre-tax income. The effective tax rate for the current year was 36.7% and was 37.1% in the prior year.

                          WASHINGTON GAS LIGHT COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------
                                   (continued)


Other Income (Loss) - Net

     Other income (loss) - net increased by $3.2 million due to the difference in valuation reserves for certain non-utility activities recorded in the two periods.

Interest Expense

     Interest expense increased by $2.4 million (15.6%) primarily due to higher interest expense on both long- and short-term debt. Interest on long-term debt increased by $900,000 primarily due to a $45.8 million rise in the average amount of long-term debt outstanding. Partially offsetting this increase was a decline of .40 percentage points in the weighted average cost of long-term debt. Interest on short-term debt increased by $1.8 million primarily due to a $65.3 million increase in the average amount of short-term debt outstanding reflecting the effect of financing increased gas costs and an increased emphasis on using short-term debt to finance current assets. A decline of .21 percentage points in the average cost of short-term debt partially offset this increase.

LIQUIDITY AND CAPITAL RESOURCES

Short-Term Cash Requirements and Related Financing

     The Company's business is highly weather sensitive and seasonal. Approximately 75% of the Company's therms delivered (excluding deliveries for electric generation) occur in the first and second fiscal quarters. This weather sensitivity causes short-term cash requirements to vary significantly during the year. Cash requirements peak in the fall and winter months when accounts receivable, accrued utility revenues and storage gas are at or near their highest levels. When these assets are converted into cash after the winter heating season, the Company liquidates short-term debt and acquires storage gas for the subsequent heating season.

     The Company uses short-term debt in the form of commercial paper and short-term bank loans to fund seasonal cash requirements. Alternative seasonal sources include unsecured lines of credit, some of which are seasonal, and $130 million in a revolving-credit agreement maintained with a group of banks. The Company activates these financing options to support or replace the Company's commercial paper. Excluding current maturities, the Company had $50.6 million and $23.8 million of short-term debt outstanding as of March 31, 1997 and March 31, 1996, respectively. At March 31, 1997, the Company had $8.0 million of bank loans and $42.6 million of commercial paper outstanding. This represented a decline of $64.7 million from the balance outstanding at September 30, 1996.

Long-Term Cash Requirements and Related Financing

     Capital expenditures for the first six months of fiscal year 1997 were $60.6 million with a budget of $153.2 million for the year. To fund construction expenditures and other capital requirements, the Company draws upon both internal and external sources of cash. The Company's ability to generate adequate cash internally depends upon a number of factors, including the timing and amount of rate increases received and the level of therm sales. The Company's last significant base rate increase became effective in December 1994. The number of customer meters and the variability of the weather almost exclusively affect the level of therm sales.

                          WASHINGTON GAS LIGHT COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------
                                   (continued)




     Net cash provided by operating activities was $109.8 million during the first six months of fiscal year 1997 and compares to $57.4 million for the same period in fiscal year 1996. This improvement came from: (1) increased collections from customers of gas costs; (2) lower funds supporting accounts receivable due to warmer weather and decreased gas costs in March 1997; (3) decreased income tax payments in 1997 even though taxable income between years did not vary significantly due to the timing of current deductions for gas costs; and (4) increased levels of storage gas injections in the prior period due to the colder weather experienced last year. The combined effect of: (1) decreased sources of cash reflected in accounts and wages payable due to decreased gas prices in March 1997 compared to March 1996 and the payment of amounts associated with the redesign of the Company's organization; (2) lower refunds received from pipelines; and (3) lower net income, partially offset these sources.

     The total long-term debt issued in the current six month period ($83.8 million) represents issuances of Medium-Term Notes (MTNs) in October 1996 and February 1997 and other long-term debt ($.8 million) issued by a subsidiary of the Company. The $30.0 million issuance of MTNs in February 1997 was used for the retirement on March 27, 1997 of $27.5 million of the 8-5/8% Series of First Mortgage Bonds that were callable on or after March 1, 1997. The $30.0 million of MTNs have a 30-year nominal life and a coupon rate of 6.57%. Holders of the notes have a one-time option to have the Company redeem the notes at their face value on February 22, 2007. Other retirements of long-term debt ($8.0 million) occurred in January 1997 related to the maturity of MTNs with coupon rates of 6.50% to 6.58%.

     The discontinuation of new shares being issued through the Dividend Reinvestment and Common Stock Purchase Plan and Employee Savings Plans caused the $6.0 million decrease in cash provided by common stock issued. Effective November 1, 1996, the plans purchase shares in the open market.

     During the six months ended March 31, 1997, the Company sold with recourse, $19.2 million of non-utility accounts receivable. This compares to $17.3 million sold in the six months ended March 31, 1996.

                           PART II. OTHER INFORMATION

Item 4.

Submission of Matters to a Vote of Security Holders

(a)  The annual meeting of stockholders was held on February 21, 1997.

(c)  Matters voted upon at the meeting:

          The following individuals were elected to the Board of Directors at the annual meeting on February 21, 1997:

            Director                      Votes in Favor  Votes Withheld
     ----------------------------         --------------  --------------

       Michael D. Barnes                    35,927,869        717,743
       Fred J. Brinkman                     36,005,498        763,045
       Daniel J. Callahan, III              36,047,620        597,992
       Orlando W. Darden                    35,924,471        721,141
       James H. DeGraffenreidt, Jr.         36,030,021        615,591
       Melvyn J. Estrin                     35,943,554        702,058
       Patrick J. Maher                     36,077,089        568,523
       Karen Hastie Williams                35,795,294        850,318
       Stephen G. Yeonas                    35,998,261        647,351

          The following other matters were introduced and voted upon at the annual meeting:

          The Board of Directors recommended that the stockholders ratify the appointment of Arthur Andersen LLP, independent public accountants, to audit the books, records and accounts of the Company for fiscal year 1997. This proposal was approved by a vote of 35,945,030 in favor of the proposal and 341,759 against. There were 367,858 abstentions.

          A stockholder proposed that the Board of Directors take steps to provide for cumulative voting in the election of Directors. This proposal was defeated by a vote of 6,182,823 in favor of the proposal and 20,013,930 against. There were 10,090,036 broker non-votes.

          A stockholder proposed that the Board of Directors stop giving pension or other retirement benefits to outside Directors unless the shareholders vote on the pension package; and that current non-employee Directors voluntarily give up their pension benefits. This proposal was defeated by a vote of 8,821,524 in favor of the proposal and 17,249,516 against. There were 10,215,749 broker non-votes.

Item 5.

Other Information

A. Many in the energy industry, including the Company, believe that the increasingly deregulated and more competitive energy industry will continue to lead to industry consolidation, combination, disaggregation and other strategic alliances and restructuring as energy companies seek to offer a broader range of energy services to compete more effectively in attracting and retaining customers. For example, affiliations with other operating utilities could potentially result in economies and synergies, and combinations could provide a means to offer customers a more complete range of energy services. Others are discontinuing operations in certain portions of the energy industry or divesting portions of their business and facilities. The Company, from time to time, performs studies, and in some cases holds discussions regarding utility and energy-related investments and transactions. The ultimate impact on the Company of any such investments and transactions that may occur can not be determined at this time.

B. On March 26, 1997, the Board of Directors declared a dividend on common stock of $.295 per share. This compares to a $.285 dividend declared in the quarter ended March 31, 1996. The higher dividend rate, if declared for the next three quarters, would represent an annual increase of $.04 per share and an annualized dividend of $1.18 per share.

C. As previously reported on Form 10-K for the year ended September 30, 1996, during 1995, the Company conducted contract negotiations with the International Union of Gas Workers (IUGW). The IUGW unit did not ratify the Company's contract offer. Beginning June 10, 1995, a 16-week lockout of the unit followed dozens of bargaining sessions, intercession by a federal mediator, a strike authorization vote and the IUGW's statement that it would strike when appropriate. In September 1995, after further efforts to bargain, negotiations reached an impasse and the Company invited workers to return to work under the terms and conditions of its final contract offer. All IUGW-eligible employees returned to work. In June 1996, the IUGW voted to affiliate with the International Brotherhood of Teamsters (IBT).

     IBT Local 96-eligible employees have been working under the terms and conditions of the Company's final contract offer, as amended, since September 1995. The National Labor Relations Board (NLRB) has ruled in favor of the Company three separate times on charges of unfair labor practices brought by IUGW, including a decision on April 29, 1996 by the Office of Appeals of the NLRB to dismiss IUGW's appeal of those rulings, with no further right of appeal.

     In October 1996, the Company invited IBT Local 96 to resume negotiations. IBT Local 96 accepted the invitation and the parties have returned to the bargaining table. Since the Company has not yet reached an agreement with IBT Local 96, the no strike/no lockout provision, usually included in its collective bargaining agreements, is not in effect and no assurance can be given that work stoppages will not occur. In the event a work stoppage occurs, the Company is prepared to maintain operations.

Item 6.

Exhibits and Reports on Form 8-K

(a)  Exhibits Filed Herewith:



                  Description                                   Page in 10-Q
---------------------------------------------------          -------------------

 11    Computation of Earnings per Average Share of              See separate
       Common Stock Assuming Full Dilution from                     volume
       Conversions of the $4.60 and $4.36 Convertible
       Preferred Series


 27    Financial Data Schedule                                        "

 99.0  Computation of Ratio of Earnings to Fixed Charges              "

 99.1  Computation of Ratio of Earnings to Fixed Charges              "
       and Preferred Stock Dividends


(b)  Reports on Form 8-K

     On February 6, 1997 the Company reported that on January 24, 1997, it executed a Distribution Agreement with Salomon Brothers Inc; M.R. Beal & Company; Merrill Lynch & Co. and PaineWebber Incorporated for issuance of up to $250 million of Medium-Term Notes.






                                SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   WASHINGTON GAS LIGHT COMPANY
                                                   ----------------------------
                                                             (Registrant)



Date    May 15, 1997                             /s/    Robert E. Tuoriniemi
     ------------------                         -------------------------------
                                                           Controller
                                                 (Principal Accounting Officer)