Form 10-Q
period 1997-06-30
WASHINGTON GAS LIGHT CO
filed 1997-08-11
CIK 104819

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                                     FORM 10-Q


(Mark One)

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1997
                               ------------------------------------

                                             OR


[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                                -----------------      -----------------

Commission file number                           1-1483
                                ----------------------------------------

                          WASHINGTON GAS LIGHT COMPANY
             (Exact name of registrant as specified in its charter)


    District of Columbia and Virginia                            53-0162882
    ---------------------------------                       -------------------
     (State or other jurisdiction of                          (I.R.S.Employer
      incorporation or organization                         Identification No.)


1100 H Street, N. W., Washington, D. C.                              20080
---------------------------------------                       ------------------
(Address of principal executive offices)                          (Zip Code)

                                 (703) 750-4440
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code


                                      NONE
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                    ---        ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock $1.00 par value            43,699,547           July 31, 1997
----------------------------        ------------------     -----------------
           Class                     Number of Shares            Date

                           WASHINGTON GAS LIGHT COMPANY


                                       INDEX

                                                                        Page
                                                                         No.
                                                                       ------
PART  I. Financial Information:

         Item 1.  Financial Statements

   Consolidated Balance Sheet -
          June 30, 1997 and September 30, 1996                            2

   Consolidated Statement of Income -
         Three Months Ended June 30, 1997 and 1996                        3

   Consolidated Statement of Income -
          Nine Months Ended June 30, 1997 and 1996                        4

   Consolidated Statement of Cash Flows -
          Nine Months Ended June 30, 1997 and 1996                        5

   Notes to Consolidated Financial Statements                           6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           8-15

PART II. Other Information:

         Item 5.  Other Information                                      16


         Item 6.  Exhibits and Reports on Form 8-K                       17


         Signature                                                       17


                           WASHINGTON GAS LIGHT COMPANY

                            CONSOLIDATED BALANCE SHEET


                                                        June 30,      Sept. 30,
                                                          1997          1996
                                                       ----------    ----------
                                                       (Unaudited)
                                                             (Thousands)

ASSETS

Property, Plant and Equipment

  At original cost                                     $1,807,828    $1,721,956
  Accumulated depreciation and amortization              (623,260)     (591,382)
                                                       ----------    ----------
                                                        1,184,568     1,130,574
                                                       ----------    ----------
Current Assets
  Cash and cash equivalents                                13,436         4,589
  Accounts receivable, less reserve                       104,453        84,967
  Inventories and storage gas purchased                    54,356        98,254
  Deferred income taxes                                    20,092        17,888
  Other prepayments, principally taxes                      8,052        10,047
                                                       ----------    ----------
                                                          200,389       215,745
                                                       ----------    ----------

Deferred Charges and Other Assets                         110,616       118,282
                                                       ----------    ----------

  Total                                                $1,495,573    $1,464,601
                                                       ==========    ==========

CAPITALIZATION AND LIABILITIES

Capitalization
  Common shareholders' equity                          $  616,219    $  558,809
  Preferred stock                                          28,433        28,440
  Long-term debt                                          402,729       353,893
                                                       ----------    ----------
                                                        1,047,381       941,142
                                                       ----------    ----------

Current Liabilities
  Current maturities of long-term debt                      7,706         8,006
  Notes payable                                            14,296       115,278
  Accounts and wages payable                              106,825       104,832
  Customer deposits and advance payments                    6,625        12,997
  Accrued taxes and interest                               43,571        10,504
  Other current liabilities                                19,650        22,537
                                                       ----------    ----------
                                                          198,673       274,154
                                                       ----------    ----------

Deferred Credits                                          249,519       249,305
                                                       ----------    ----------

  Total                                                $1,495,573    $1,464,601
                                                       ==========    ==========


See accompanying Notes to Consolidated Financial Statements.

                             WASHINGTON GAS LIGHT COMPANY

                           CONSOLIDATED STATEMENT OF INCOME
                                      (Unaudited)


                                                           Three Months Ended
                                                         ----------------------
                                                          June 30,     June 30,
                                                            1997         1996
                                                         ---------    ---------
                                                         (Thousands, Except Per
                                                              Share Data)


Operating Revenues                                       $ 171,942    $ 157,760
Cost of Gas                                                 87,578       76,008
                                                         ---------    ---------
Net Revenues                                                84,364       81,752
                                                         ---------    ---------

Other Operating Expenses
  Operation                                                 39,822       47,451
  Maintenance                                                9,211        8,571
  Depreciation and amortization                             12,949       11,900
  General taxes                                             15,564       15,217
  Income taxes                                                (200)      (2,974)
                                                         ---------    ---------
                                                            77,346       80,165
                                                         ---------    ---------

Operating Income                                             7,018        1,587
Other Income - Net                                             609          210
                                                         ---------    ---------

Income Before Interest Expense                               7,627        1,797
Interest Expense                                             7,992        7,218
                                                         ---------    ---------

Net Income (Loss)                                             (365)      (5,421)
Dividends on Preferred Stock                                   333          333
                                                         ---------    ---------

Net Income (Loss) Applicable to Common Stock             $    (698)   $  (5,754)
                                                         =========    =========

Average Common Shares Outstanding                           43,704       43,472

Earnings (Loss) per Average Share of Common Stock
  (See Exhibit 11 for computation of fully
  diluted earnings per average share)                    $   (0.02)   $   (0.13)
                                                         =========    =========

Dividends Declared per Common Share                      $    .295    $    .285
                                                         =========    =========





See accompanying Notes to Consolidated Financial Statements.

                             WASHINGTON GAS LIGHT COMPANY

                           CONSOLIDATED STATEMENT OF INCOME
                                      (Unaudited)


                                                            Nine Months Ended
                                                         ----------------------
                                                         June 30,      June 30,
                                                          1997           1996
                                                        ---------     ---------
                                                        (Thousands, Except Per
                                                              Share Data)


Operating Revenues                                      $ 948,365     $ 863,912
Cost of Gas                                               521,740       424,660
                                                        ---------     ---------
Net Revenues                                              426,625       439,252
                                                        ---------     ---------

Other Operating Expenses
  Operation                                               127,728       139,799
  Maintenance                                              26,191        23,675
  Depreciation and amortization                            38,348        35,737
  General taxes                                            59,364        56,093
  Income taxes                                             54,960        59,882
                                                        ---------     ---------
                                                          306,591       315,186
                                                        ---------     ---------

Operating Income                                          120,034       124,066
Other Income (Loss) - Net                                   2,266        (1,355)
                                                        ---------     ---------

Income Before Interest Expense                            122,300       122,711
Interest Expense                                           26,097        22,883
                                                        ---------     ---------

Net Income                                                 96,203        99,828
Dividends on Preferred Stock                                  999           999
                                                        ---------     ---------

Net Income Applicable to Common Stock                   $  95,204     $  98,829
                                                        =========     =========

Average Common Shares Outstanding                          43,708        43,272

Earnings per Average Share of Common Stock
  (See Exhibit 11 for computation of  fully
   diluted earnings per average share)                  $    2.18     $    2.28
                                                        =========     =========

Dividends Declared per Common Share                     $    .875     $    .850
                                                        =========     =========





See accompanying Notes to Consolidated Financial Statements.

                             WASHINGTON GAS LIGHT COMPANY

                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (Unaudited)


                                                            Nine Months Ended
                                                         ----------------------
                                                          June 30,     June 30,
                                                            1997         1996
                                                         ---------    ---------

                                                              (Thousands)
Operating Activities
Net Income                                               $  96,203    $  99,828
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization a/                          44,067       40,778
  Deferred income taxes-net                                  3,644        8,595
  Amortization of investment tax credits                      (716)        (730)
  Allowance for funds used during construction                (282)        (386)
  Other noncash charges and credits-net                     (2,715)       4,980
                                                         ---------    ---------
                                                           140,201      153,065
Changes in assets and liabilities:
  Accounts receivable and accrued utility revenues         (41,688)     (32,903)
  Gas costs due from/to customers - net                     21,233      (39,142)
  Materials and supplies                                     1,781        1,222
  Storage gas costs                                         42,117        9,353
  Other prepayments, principally taxes                       1,995        1,690
  Accounts and wages payable                                 1,291       25,491
  Customer deposits and advance payments                    (6,372)      (9,164)
  Accrued taxes                                             25,458       22,156
  Accrued interest                                           7,609        5,863
  Pipeline refunds due customers                            (2,355)      (1,300)
  Rate refund due customers                                   --         (9,306)
  Deferred purchased gas costs                               7,033       (1,978)
  Other-net                                                 (3,266)       5,904
                                                         ---------    ---------
    Net Cash Provided by Operating Activities              195,037      130,951
                                                         ---------    ---------

Financing Activities
Common stock issued                                            312        9,568
Long-term debt issued                                       83,812       50,000
Long-term debt retired                                     (35,543)     (69,830)
Premium on long-term debt retired                           (1,422)      (2,263)
Notes payable - net                                       (100,982)        --
Dividends on common and preferred stock                    (38,809)     (37,515)
                                                         ---------    ---------
    Net Cash Used in Financing Activities                  (92,632)     (50,040)
                                                         ---------    ---------

Investing Activities
Capital expenditures                                       (93,558)     (82,748)
                                                         ---------    ---------
    Net Cash Used in Investing Activities                  (93,558)     (82,748)
                                                         ---------    ---------

Increase (Decrease) in Cash and Cash Equivalents             8,847       (1,837)
Cash and Cash Equivalents at Beginning of Period             4,589       13,911
                                                         ---------    ---------
Cash and Cash Equivalents at End of Period               $  13,436    $  12,074
                                                         =========    =========

Supplemental Disclosures of Cash Flow Information
  Income taxes paid                                      $  26,785    $  31,180
  Interest paid                                          $  18,380    $  16,705

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

D. During the nine months ended June 30, 1997, the Company issued a total of $83 million in Medium-Term Notes (MTNs). The notes have a 30-year nominal life and coupon rates ranging from 6.57% to 6.82%. Holders of $28 million of these MTNs have a one-time option to have the Company redeem the notes at their face value in seven years. The holders of the remaining $55 million of MTNs have a one-time option to have the Company redeem the notes at their face value in ten years.

     In July 1997, the Company issued a total of $12 million in MTNs with maturity dates in fiscal year 2027. Of this total, the Company issued $6 million in notes with a coupon rate of 6.40%. Holders of these MTNs have a one-time option to have the Company redeem the notes at their face value in July 2004. The Company issued the remaining $6 million with a coupon rate of 6.46%. Holders of these MTNs have a one-time option to have the Company redeem the notes at their face value in July 2004.

E. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (SFAS No. 128) and SFAS No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129). The Company will adopt both of these statements in the first quarter of fiscal 1998; however, there is not expected to be any effect on the Company's Consolidated Financial Statements.

     SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) which simplifies calculations found in Accounting
     Principles Board Opinion No. 15, "Earnings Per Share," as amended and interpreted, and thus, makes them comparable to international EPS standards. SFAS No. 128 replaces primary EPS with a presentation of basic EPS. Basic EPS excludes dilution for any potentially dilutive securities and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. SFAS No. 128 also requires dual presentation of basic and fully diluted EPS (now called diluted EPS) on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the basic EPS calculation to the diluted EPS computation.

     SFAS No. 129 continues the existing requirements to disclose the pertinent rights and privileges of all security holders other than ordinary common stockholders but expands the number of companies subject to portions of its requirements.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130). This statement is effective for fiscal years beginning after December 15, 1997, and the Company will adopt it in the first quarter of fiscal year 1998. SFAS No. 130 establishes standards for reporting and displaying all components of comprehensive income in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. Currently, several accounting standards make specific exceptions to the "all-inclusive income concept" requiring that certain changes in assets and liabilities not be reported in a statement that reports results of operations for the period in which they are recognized but instead to report the accumulated balances of these items as a separate component of equity in a statement of financial position. SFAS No. 130 amends existing accounting pronouncements that provide for these specific exceptions and requires that all components of comprehensive income be reported in a financial statement for the period in which they are recognized. This statement does not require a specific

                             WASHINGTON GAS LIGHT COMPANY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)

                                      (continued)



     format. The accumulated balance of other comprehensive income must be displayed as a separate component of equity in the statement of financial position. Currently the Company has no items of other comprehensive income, and adopting this standard is not expected to affect the Company's reporting requirements.

F.   Certain   amounts  in  financial   statements  of  prior  years  have  been
     reclassified to conform to the presentation of the current year.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 vs. JUNE 30, 1996

Earnings

     For the three months ended June 30, 1997, the Company recorded a seasonal net loss applicable to common stock of $0.7 million, which represented a $5.1 million smaller loss as compared to the same quarter last year. The net loss per average common share was $.02, or an improvement over the prior year of $.11 per average common share. Average common shares outstanding increased by less than 1% over the prior year. Effective November 1, 1996, shares issued under the Dividend Reinvestment and Common Stock Purchase Plan and Employee Savings Plans are being purchased on the open market instead of being issued as new shares. The lower loss this year primarily resulted from lower other operating expenses reflecting non-recurring employee-related costs recorded last year associated with the Company's redesign of its organization.

Net Revenues

     Net revenues for the period increased by $2.6 million (3.2%) from the same period last year to $84.4 million primarily resulting from cooler weather in the current quarter and the effect of increased customer meters. The table on the following page compares certain operating statistics for the quarters ended June 30, 1997 and 1996.

                          WASHINGTON GAS LIGHT COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------
                                   (continued)


                                                            Three Months Ended
                                                          June 30,      June 30,
                                                            1997          1996
                                                          --------      --------

Gas Sales and Deliveries  (thousands of therms)
  Gas Sold and Delivered
     Firm                                                  161,416       164,887
     Interruptible                                          25,728        44,944
     Electric Generation                                      -             -
                                                           -------       -------
                                                           187,144       209,831
                                                           -------       -------

 Gas Delivered for Others
     Firm                                                    5,872           916
     Interruptible                                          43,758        20,977
     Electric Generation                                    35,288        16,082
                                                           -------       -------
                                                            84,918        37,975
                                                           -------       -------
        Total Deliveries                                   272,062       247,806
                                                           =======       =======

Gas Sold Off System  (thousands of therms)                  81,526           509

Degree Days
     Actual                                                    462           399
     Normal                                                    310           310

Customer Meters  (end of period)                           796,202       770,076


Gas Delivered to Firm Customers

     Therm deliveries to firm customers, including gas sold and delivered and gas delivered for others, increased by 1.5 million therms primarily due to weather that was 15.8% colder than the same quarter last year and the effect of a 3.4% increase in the number of customer meters.

Gas Delivered to Interruptible Customers

     Therms delivered to interruptible customers, including gas sold and delivered and gas delivered for others, increased by 3.6 million therms (5.4%) in the current quarter, resulting in a slight increase in net revenues when compared to the same quarter last year. The increase in volumes delivered resulted primarily from the colder weather in the current year's quarter. However, margin-sharing arrangements in each of the Company's major jurisdictions minimize the effect on net income of increases in sales and deliveries to the interruptible class. Under these arrangements, the Company returns a majority of the margins earned on sales and deliveries to the interruptible class to firm customers after it reaches a certain gross margin threshold, or in exchange for the shift of a portion of fixed costs from the interruptible class to the firm class.

                          WASHINGTON GAS LIGHT COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------
                                   (continued)


Gas Delivered for Electric Generation

     The Company sells and/or transports gas to two customers with facilities in Maryland who use the supplies to generate electricity. Volumes delivered for electric generation in the current quarter increased by 19.2 million therms over the same period last year, primarily as a result of lower gas prices in the current period as compared with other competing fuels. The addition of the second customer in August 1996 also contributed to the increase. The Company shares a significant majority of the margins earned on deliveries to these customers with firm customers and, therefore, the change in volumes delivered between periods has an immaterial effect on net income.

Gas Sold Off System

     During the quarter ended June 30, 1997, the Company sold 81.5 million therms to customers outside its service territory, an increase of 81.0 million therms over the same period last year. These sales are made at relatively small margins, and although a large volume of gas was sold off system, the effect of these sales on net income was not material.

Other Operating Expenses

     Operation and maintenance expenses declined by $7.0 million (12.5%) from the same period last year. This decrease is primarily attributable to non-recurring employee-related costs recorded last year associated with the Company's redesign of its organization and lower labor and related employee benefit costs. Partially offsetting these decreases are higher uncollectible accounts expenses due primarily to increased revenues caused by higher gas costs during the recent heating season.

     Depreciation and amortization increased by $1.0 million (8.8%) primarily due to the effect of the Company's continuing investment in new plant and equipment.

     General taxes rose by $347,000 (2.3%) primarily due to higher property taxes resulting from increased investments in property.

     Income taxes, including amounts reflected in other income, increased by $3.1 million, due primarily to a lower pre-tax loss generated this quarter.

Other Income - Net

     Other income - net increased by $399,000, primarily as a result of earnings generated from non-regulated gas marketing activities and other energy-related services.

Interest Expense

     Interest expense increased by $774,000 (10.7%) reflecting greater interest expense on both long-term and short-term debt and lower interest on supplier refunds. Interest on long-term debt increased by $766,000. This increase was due to a $47.5 million rise in the average amount of long-term debt outstanding, partially offset by a decline of 0.10 percentage points in the weighted average cost of long-term debt. Interest on short-term debt increased by $329,000. This increase was due to a $22.9 million increase in the average amount of short-term debt outstanding, slightly offset by a decline of 0.18 percentage points in the average cost of debt. Interest on supplier refunds due to customers decreased

                          WASHINGTON GAS LIGHT COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------
                                   (continued)


by $201,000, reflecting a decline in the previously existing balance due to customers and no significant refunds in the current year.

NINE MONTHS ENDED JUNE 30, 1997 vs. JUNE 30, 1996

Earnings

     For the nine months ended June 30, 1997, net income applicable to common stock amounted to $95.2 million, or $3.6 million lower than for the same period last year. Earnings per average common share were $2.18, or $.10 lower than last year. Average common shares outstanding increased by 1.0% over the prior year. The decrease in net income applicable to common stock was directly attributable to warmer weather in the current period. The effects of warmer weather were partially offset by a 3.4% increase in customer meters, a decrease in other operating expenses and an increase in other income (loss)- net.

Net Revenues

     The variability of weather affects the level of gas delivered to customers, since a large portion of the Company's deliveries of natural gas is used for heating. The Company establishes its rates on the basis of normal weather. Weather for the nine months ended June 30, 1997 was slightly colder than normal while weather for the same period last year was 18.9% colder than normal. The
Company has no weather normalization tariff provision in any of its jurisdictions. However, the Company has declining block rates in two of its three major jurisdictions that reduce the impact on net revenues of deviations in weather from normal.

     Net revenues for the nine months ended June 30, 1997 decreased by $12.6 million (2.9%) from the same period last year to $426.6 million. This decrease primarily resulted from the significantly colder weather last year, partially offset by an increase in customer meters in the current year. The table on the following page compares certain operating statistics for the nine months ended June 30, 1997 and 1996.

                          WASHINGTON GAS LIGHT COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------
                                   (continued)


                                                            Nine Months Ended
                                                          June 30,     June 30,
                                                            1997         1996
                                                         ---------     ---------

Gas Sales and Deliveries  (thousands of therms)
   Gas Sold and Delivered
     Firm                                                1,014,816     1,121,808
     Interruptible                                         133,403       153,161
     Electric Generation                                        51           375
                                                         ---------     ---------
                                                         1,148,270     1,275,344
                                                         ---------     ---------
   Gas Delivered for Others
     Firm                                                   19,814         2,501
     Interruptible                                         142,565        59,219
     Electric Generation                                    55,512        22,874
                                                         ---------     ---------
                                                           217,891        84,594
                                                         ---------     ---------

       Total Deliveries                                  1,366,161     1,359,938
                                                         =========     =========

Gas Sold Off System  (thousands of therms)                 167,329        36,565

Degree Days
     Actual                                                  3,862         4,561
     Normal                                                  3,838         3,836

Customer Meters  (end of period)                           796,202       770,076


Gas Delivered to Firm Customers

     Therm deliveries to firm customers decreased by 89.7 million therms (8.0%), resulting in a decline in related net revenues. These decreases were primarily caused by weather that was 15.3% warmer than for the same period last year, partially offset by a 3.4% increase in customer meters.

Gas Delivered to Interruptible Customers

     Therms delivered to interruptible customers in the current period increased by 63.6 million therms (29.9%) because the Company interrupted service to these customers significantly more in the same period last year due to the colder weather. As a result of the previously mentioned margin-sharing arrangements in each of the Company's jurisdictions, the effect on net income of increased deliveries to interruptible customers was minimal.

Gas Delivered for Electric Generation

     Volumes delivered for electric generation in the current nine months increased by 32.3 million therms from the same period last year, primarily due to a second customer being added in August 1996. Therms delivered to this class of customer also increased due to favorable gas prices as compared to prices for other competing fuels. Margins earned on such deliveries are being shared with firm customers as described previously in this report.

                          WASHINGTON GAS LIGHT COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------
                                   (continued)


Gas Sold Off System

     During the nine months ended June 30, 1997, the Company sold 167.3 million therms to customers outside its service territory, a 130.8 million therm increase over the same period last year. Because of relatively small margins on this type of sale, the effect of these sales on net income was not material.

Other Operating Expenses

     Operation and maintenance expenses declined by $9.6 million (5.8%) from the same period last year. This decrease primarily reflects lower labor and related employee benefit costs because of reduced employee levels and the previously-described charge recorded last year related to the Company's reorganization. Partially offsetting these decreases are higher uncollectible accounts expenses, as previously discussed.

     Depreciation and amortization increased by $2.6 million (7.3%) primarily due to additional depreciation on the Company's new investments in plant and equipment.

     General taxes increased by $3.3 million (5.8%) due primarily to increased property taxes resulting from increased investments in property, and higher gross receipts taxes on higher revenues. The higher revenues reflect an increased cost of gas per therm in 1997 compared to 1996. Recovery of gross receipts taxes are included in revenues and, therefore, fluctuations in these amounts have no effect on net income.

     Income taxes, including amounts reflected in other income, decreased by $3.1 million, due primarily to lower pre-tax income. The effective income tax rate for the nine months ended June 30, 1997 was 36.8% and was 37.2% in the same period in the prior year.

Other Income (Loss) - Net

     Other income (loss) - net increased by $3.6 million, primarily due to the difference in valuation reserves for certain non-utility activities recorded in the two periods. Also contributing to the increase were earnings generated from non-regulated gas marketing activities and other energy-related services.

Interest Expense

     Interest expense increased by $3.2 million (14.0%) reflecting higher interest expense on both long-term and short-term debt and lower interest on supplier refunds. Interest on long-term debt increased by $1.7 million. This increase was due to a $46.3 million rise in the average amount of long-term debt outstanding, partially offset by a decline of 0.28 percentage points in the weighted average cost of long-term debt. Interest on short-term debt increased by $2.1 million. This increase was due to a $51.4 million increase in the average amount of short-term debt outstanding, slightly offset by a decline of
0.18 percentage points in the average cost of debt. The increase in short-term debt reflects the effect of financing increased gas costs and an increased emphasis on using short-term debt to finance current assets. Interest on supplier refunds due to customers decreased by $404,000, for reasons described previously in this report.

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

     The Company uses short-term debt in the form of commercial paper and short-term bank loans to fund seasonal cash requirements. Alternative seasonal sources include unsecured lines of credit, some of which are seasonal, and $130 million in a revolving-credit agreement maintained with a group of banks. The Company activates these financing options to support or replace the Company's commercial paper. Excluding current maturities, the Company had $14.3 million of short-term debt outstanding ($10.0 million of bank loans and $4.3 million of commercial paper) as of June 30, 1997, and had no short-term debt outstanding as of June 30, 1996. Total short-term debt outstanding declined by $101.0 million from the balance outstanding at September 30, 1996, reflecting the seasonality of borrowing.

Long-Term Cash Requirements and Related Financing

     Capital expenditures for the first nine months of fiscal year 1997 were $93.6 million with a budget of $153.2 million for the fiscal year. To fund construction expenditures and other capital requirements, the Company draws upon both internal and external sources of cash. The Company's ability to generate adequate cash internally depends upon a number of factors, including the timing and amount of rate increases received and the level of therm sales. The Company's last significant base rate increase became effective in December 1994. The number of customer meters and the variability of the weather almost exclusively affect the level of therms delivered.

     Operating activities provided net cash of $195.0 million during the first nine months of fiscal year 1997 compared to $131.0 million for the same period in fiscal year 1996. This improvement was derived from: (1) increased collections from customers of gas costs; (2) higher costs for gas storage withdrawals in the current year, combined with lower levels of storage gas injections due to warmer weather as compared to last year; (3) refunds made to customers in the prior year for amounts overcollected due to the implementation of interim rates; and (4) lower income tax payments as a result of lower taxable income in the current year. Partially offsetting these sources of cash were the following: (1) decreased sources of cash reflected in accounts and wages payable, primarily due to decreased gas prices in June 1997 compared to June 1996, and the payment during fiscal year 1997 of amounts associated with the redesign of the Company's organization; (2) lower net income; and (3) greater funds supporting accounts receivable primarily due to colder weather in June 1997.

     The total long-term debt issued in the current nine month period ($83.8 million) comprises issuances of Medium-Term Notes (MTNs) in October 1996 and February 1997 and other long-term debt ($.8 million) issued by a subsidiary of the Company. The $30.0 million issuance of MTNs in February 1997 was used for the retirement on March 27, 1997 of $27.5 million of the 8-5/8% Series of First

                          WASHINGTON GAS LIGHT COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------
                                   (continued)


Mortgage Bonds that were callable on or after March 1, 1997. Other retirements of long-term debt ($8.0 million) occurred in January 1997 related to the maturity of MTNs with coupon rates of 6.50% to 6.58%.

     The discontinuation of new shares being issued through the Dividend Reinvestment and Common Stock Purchase Plan and Employee Savings Plans caused the $9.3 million decrease in cash provided by common stock issued. Effective November 1, 1996, the plans purchase shares in the open market.

     During the nine months ended June 30, 1997, the Company sold with recourse, $26.1 million of non- utility accounts receivable. This compares to $23.7 million sold in the nine months ended June 30, 1996.


YEAR 2000

     Like all companies with business-application-software programs written over many years and computing infrastructure including computerized devices, the Company is also affected by the so-called "Year 2000" issue. These programs, which include the Company's customer service, operations and financial systems, were written using two-year digits to define the applicable year, rather than four. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in the computer shutting down or performing incorrect computations. The computing infrastructure, including computerized devices, could contain date-sensitive software that could cause the devices to fail to operate or to operate inconsistently.

     The Company is completing the process of identifying the systems and infrastructure that could be affected by the Year 2000 issue and has developed an implementation plan to resolve the issue. The plan includes the replacement of certain equipment, modification of certain software to recognize the turn of the century, or replacement of certain software systems with new systems that provide additional strategic information as well as recognize four-digit dates. The plan is currently expected to result in non-recurring expenses over the next two years of approximately $8 million to $10 million.

     In order to provide additional strategic information, the Company expects to replace certain existing systems with new systems that will also be Year 2000 operational. The costs to replace these systems, of $15 million to $20 million, will be capitalized.

     The Company believes, with  appropriate  replacement  or  modifications, it
will  be  able  to  operate  its  time-sensitive   business-application-software
programs and infrastructure through the turn of the century.

                           PART II. OTHER INFORMATION


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

B. On August 1, 1997, Shenandoah Gas Company (Shenandoah), one of the Company's distribution subsidiaries, filed a request with the State
     Corporation Commission of Virginia for new rates designed to collect additional annual operating revenues of $2,306,000, or 10.54%. This request included an overall rate of return of 10.03%, a return on common equity of 12.25%, and a 55.24% common equity ratio. The requested increase in rates is necessary to compensate Shenandoah for its increased capital investment.

Item 6.

Exhibits and Reports on Form 8-K

(a)  Exhibits Filed Herewith:


                      Description                               Page in 10-Q
-------------------------------------------------------       ----------------


     10.0   Employment Agreement between the Company and         See separate
            Patrick J. Maher, dated May 19, 1997                    volume

     10.1   Form of Employment Agreement between the                  "
            Company and the certain named executive officers,
            as defined in Item 404(a)3 of Regulation S-K.
            Following is a listing of those named executive
            officers and the dates of their agreements:

                     Officer                     Date
            ----------------------------     ------------
            James H. DeGraffenreidt, Jr.     May 19, 1997
            John K. Keane, Jr.               May 19, 1997
            Joseph M. Schepis                May 19, 1997
            Frederic M. Kline                May 19, 1997

     11     Computation of Earnings per Average Share of              "
            Common Stock Assuming Full Dilution from
            Conversions of the $4.60 and $4.36 Convertible
            Preferred Series

     27     Financial Data Schedule                                   "

     99.0   Computation of Ratio of Earnings to Fixed Charges         "

     99.1   Computation of Ratio of Earnings to Fixed Charges         "
            and Preferred Stock Dividends



(b)  Reports on Form 8-K

       There were no reports on Form 8-K filed during the three months ended June 30, 1997.



                                       SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    WASHINGTON GAS LIGHT COMPANY
                                                    ----------------------------
                                                              (Registrant)


Date           August 11, 1997              /s/      Robert E. Tuoriniemi
    ------------------------------------    ------------------------------------
                                                        Controller
                                               (Principal Accounting Officer)