Form 10-K
period 1997-09-30
WASHINGTON GAS LIGHT CO
filed 1997-12-19
CIK 104819

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-K

(Mark One)

 [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended        September 30, 1997
                          -----------------------------------------------------

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

                        WASHINGTON GAS LIGHT COMPANY
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

     District of Columbia and Virginia                          53-0162882
-------------------------------------------          ---------------------------
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

1100 H Street, N. W., Washington, D. C.                            20080
-------------------------------------------          --------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code            (703) 750-4440
                                                     --------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
        Title of each class                          which registered
------------------------------------         --------------------------------
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


Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days, (Yes/No)   X    No
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

         $ 1,135,428,410            October 31, 1997
        -------------------      ---------------------
           Market Value                   Date

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock $1.00 par value         43,600,969         November 28, 1997
----------------------------     -----------------    ---------------------
        Class                    Number of Shares              Date

                      DOCUMENTS INCORPORATED BY REFERENCES

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K:


PART   I -   Annual Report to Shareholders for the fiscal year ended September
             30, 1997.

PART  II -   Annual Report to Shareholders for the fiscal year ended September
             30, 1997  (Pages 20 through 47).

PART III -   Proxy Statement dated January 21, 1998.

PART  IV -   Form S-7 Registration Statement number 2-53658, filed May 12, 1975, and Amendment No. 2 thereof, filed June 24, 1975.

                               TABLE OF CONTENTS

  PART I                                                                                       PAGE
  ------                                                                                       ----
     Item 1.     Business
                    Subsidiaries . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3
                    Rate Regulation, Retail Gas Rates and Rate Increases . . . . . . . . .       4
                    Competition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8
                    Gas Supply and Capacity  . . . . . . . . . . . . . . . . . . . . . . .      14
                    Environmental Matters  . . . . . . . . . . . . . . . . . . . . . . . .      16
                    Year 2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18
                    Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18

     Item 2.     Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19

     Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20

     Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . . . . .      20

     Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . .      21

  PART II
  -------

     Item 5.     Market for Registrant's Common Equity and Related
                   Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . .      23

     Item 6.     Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . .      23

     Item 7.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations . . . . . . . . . . . . . . . . . .      23

     Item 8.     Financial Statements and Supplementary Data . . . . . . . . . . . . . . .      23

     Item 9.     Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . .      23

  PART III
  --------

     Item 10.    Directors and Executive Officers of the Registrant   . . . . . . . . . . . .   23

     Item 11.    Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . .   23

     Item 12.    Security Ownership of Certain Beneficial Owners
                   and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23

     Item 13.    Certain Relationships and Related Transactions   . . . . . . . . . . . . . .   23

  PART IV
  -------

     Item 14.    Exhibits, Financial Statement Schedules, and Reports
                    on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

     Report of Independent Public Accountants on Schedule  . . . . . . . . . . . . . . . . . .  29

     Signatures    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32

                           FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, excluding historical information, include forward-looking statements. Certain words, such as, but not limited to, "estimates," "expects," "anticipates," "intends," "believes," and variations of these words, identify forward-looking statements that involve uncertainties and risks. Although Washington Gas Light Company (the Company) believes such forward-looking statements are based on reasonable assumptions, it cannot give assurance that every objective will be reached. The Company makes such statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

As required by such Act, the Company hereby identifies the following important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements: (1) risks and uncertainties impacting the Company as a whole primarily related to changes in general economic conditions in the United States; (2) changes in laws and regulations to which the Company is subject, including tax, environmental and employment laws and regulations; (3) the cost and effects of legal and administrative claims and proceedings against the Company or which may be brought against the Company; (4) conditions of the capital markets utilized by the Company to access capital to finance operations; (5) the effect of fluctuations in weather from normal levels; (6) variations in prices of natural gas and competing energy sources; (7) improvements in products or services offered by competitors; and (8) the Company's ability to develop expanded markets and product offerings as well as to maintain existing markets and the expenditures required to develop and provide such products and services.

                              PART I

ITEM  1. BUSINESS

The Company is a public utility that delivers and sells natural gas to metropolitan Washington, D.C. and adjoining areas in Maryland and Virginia. A distribution subsidiary serves portions of Virginia and West Virginia. The Company has been engaged in the gas distribution business for 149 years, having been originally incorporated by an Act of Congress in 1848. It became a domestic corporation of the Commonwealth of Virginia in 1953 and a corporation of the District of Columbia in 1957.

The population of the area served by the Company is estimated to be 4.6 million. As of September 30, 1997, the Company and its distribution subsidiary served 798,739 customer meters. A listing of meters served and therms delivered as of and for the twelve months ended September 30, 1997, respectively, by jurisdiction is shown in the table below. A therm of gas contains 100,000 British Thermal Units of heat, the heat content of approximately 100 cubic feet of natural gas.

                                                        Therms Delivered
          Jurisdiction             Meters Served           (millions)
          ------------             -------------        ----------------
      District of Columbia           143,875                    335
      Maryland                       332,494                    691
      Virginia                       319,379                    496
      West Virginia                    2,991                     25
                                     -------                  -----

        Total                        798,739                  1,547
                                     =======                  =====

Of the 1,547 million therms delivered in fiscal year 1997, 80% was sold by the Company and its distribution subsidiary and 20% was delivered to various customers that acquired their gas from other suppliers. Of the therms sold and delivered by the Company, 54% was sold to firm residential customers, 34% was sold to firm commercial and industrial customers and 12% was sold to interruptible commercial, industrial and electric generation customers. Interruptible customers must be capable of using an alternate fuel as a substitute for natural gas when the Company determines their service must be interrupted to accommodate firm customers' needs during periods of peak demand. Therms delivered by the parent company amounted to 96% of the total consolidated deliveries.

                                  SUBSIDIARIES

The Company has four wholly-owned active subsidiaries that are described below.

Shenandoah Gas Company (Shenandoah) is engaged in the delivery and sale of natural gas at retail in the Shenandoah Valley, including Winchester, Middletown, Strasburg, Stephens City and New Market, Virginia, and Martinsburg, West Virginia. Deliveries of natural gas for the twelve months ended September 30, 1997 totaled 64 million therms, of which 12% was sold to firm residential customers, 30% was sold to firm commercial and industrial customers, 47% was sold to interruptible commercial and industrial customers, and 11% was delivered to various customers that acquired their gas from other suppliers.

Hampshire Gas Company (Hampshire) operates an underground gas storage field in the vicinity of Augusta, West Virginia on behalf of the Company under a cost of service tariff regulated by the Federal Energy Regulatory Commission (FERC).

Crab Run Gas Company (Crab Run) is an exploration and production subsidiary whose assets are being managed by an Oklahoma-based limited partnership. At September 30, 1997, Crab Run's investment in this partnership was not material. The Company expects that any additional investments in the partnership will be minimal.

Washington Gas Resources Corp. (WGR) is a wholly-owned subsidiary under which the Company's non-utility subsidiaries, except Crab Run, are organized. WGR's subsidiaries, which are described below, are Washington Gas Consumer Services, Inc. and Washington Gas Energy Services, Inc. (WGES). WGES also has subsidiaries, as described further below.

Washington Gas Consumer Services, Inc. was formed to provide consumers with appliance inspection services, for both gas and electric appliances, under its Certified Performance Program. In addition, this subsidiary plans to offer programs under which it locates energy-related opportunities, typically gas conversion projects, and acts as an intermediary between the consumer and the finance company.

Washington Gas Energy Services, Inc.(WGES) is primarily engaged in the sale of natural gas in competition with third-party suppliers such as gas marketers and non-regulated subsidiaries of other utility companies. During its first full year of operation in fiscal year 1997, WGES sold over 112 million therms of gas, including 12 million therms sold outside of the Company's traditional service territory. WGES, having received a power certificate from the FERC, plans to sell electricity as soon as electricity markets open. WGES' subsidiaries are described below.

Washington Gas Energy Systems, Inc. provides commercial energy services, including the design and renovation of mechanical heating, air conditioning and ventilation systems.

Brandywood Estates, Inc. (Brandywood) is a general partner, along with a major developer, in a venture designed to develop 1,600 acres in Prince George's County, Maryland for sale or lease. This acreage was contributed to the Brandywood Development Limited Partnership by Brandywood in 1992. In March 1996, the partnership submitted to Prince George's County a rezoning application for 790 acres of its property. The mixed-use development plan proposes approximately 1,600 homes, 100,000 square feet of retail space and 105,000 square feet of office space. Final review of the development proposal is presently not expected until 1999. Brandywood continues to have sole ownership of approximately 1,000 additional acres adjacent to this property that are not being currently developed or otherwise utilized.

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

RETAIL GAS RATES

Unbundling Initiatives

Currently, for the majority of its business, the price the Company charges its customers is based on the combination of the cost it incurs for the natural gas commodity delivered to the entry point of the Company's distribution system and the cost it incurs to deliver natural gas from this entry point to the customers' premises. Although the Company continues to generate the majority of its revenues from the sale and delivery of natural gas on this combined or bundled basis, state regulatory and Company initiatives are seeking to separate or "unbundle" the sale of the natural gas commodity ("city gate supply service") from the delivery of gas on the Company's distribution system ("delivery service").

Nearly all of the Company's interruptible customers have the option of purchasing their gas from third-party suppliers including the Company's gas-marketing subsidiary, WGES. The Company continues to charge these customers for delivering gas through its distribution system. Firm city gate supply service is offered only on a limited basis to firm customers in the Company's Maryland jurisdiction. Current and future unbundling initiatives for firm and interruptible customers in Maryland, Virginia and the District of Columbia are discussed further in the Competition section below, under the subsection entitled Unbundling in the Company's Major Jurisdictions.

WGES provides third-party supplier gas to interruptible customers in all of the Company's major jurisdictions and to various firm customers in Maryland. WGES retains the full amount of margins generated on sales of the natural gas commodity.

Regulated Service to Firm Customers

In the District of Columbia jurisdiction, the firm residential and non-residential rate schedules are based upon a flat commodity charge for each therm of gas consumed and a customer charge designed to recover certain fixed costs. In addition to this two-part rate design, a peak-usage charge is in place for non-residential firm customers. This charge was established to send accurate price signals as to the cost of gas to customers during both peak and non-peak periods. In the Maryland and Virginia jurisdictions, the rate schedules for firm service are comprised of a fixed customer charge and declining-block commodity rates. The Company and Shenandoah do not have any weather normalization mechanisms designed into their rate structures.

The current firm tariff provisions in all jurisdictions of the Company and Shenandoah contain gas cost recovery mechanisms that provide for the recovery of actual invoice cost of gas applicable to firm customers. Under these mechanisms, the Company periodically adjusts its rates to firm customers to reflect increases and decreases in the cost of gas purchased. Moreover, each jurisdiction in which the Company and Shenandoah operate provides for an annual reconciliation of total gas costs recovered from firm customers to the actual invoice cost of gas applicable to firm customers.

Regulated Service to Interruptible Customers

For services provided to interruptible customers, the Company requires that these customers be capable of using an alternate fuel as a substitute for natural gas when the Company determines their service must be interrupted to accommodate firm customers' needs during periods of peak demand. The effect on net income of changes in delivered volumes and prices to the interruptible class is minimized by margin-sharing arrangements that are part of the design of the Company's rates. Under these arrangements, the Company returns a majority of the margins earned on interruptible gas sales and deliveries to firm customers after a gross margin threshold is reached or in exchange for the shift of a portion of the fixed costs of providing service from the interruptible to the firm class. In Maryland, the Company retains 100% of the gross margins associated with sales and deliveries to interruptible customers until the Company has recovered its investment in capital costs associated therewith. This arrangement has been in effect in Maryland for interruptible customers added since August 1989.

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

On August 1, 1994, the PSC of DC issued an order approving a Stipulation and Agreement signed by a majority of the parties to a rate case filed in January 1994, providing for a $6.4 million annual increase in revenues, or 3.4%, effective August 1, 1994. The agreement did not specify a rate of return. The agreement provided for an increase in the curtailment charge to interruptible customers during periods of interruption and established the previously-discussed peak usage charge for non-residential firm customers.

Maryland

On July 29, 1993, the PSC of MD authorized an increase in base rates designed to collect an additional $10.6 million, or 3.7%, in annual revenues, effective August 1, 1993. The order resulted from a settlement agreement entered into by most of the parties to a rate case filed in March 1993. Recovery of SFAS No. 106 costs, which had been included in the Company's request, was not specifically addressed in the order; however, the amount authorized was sufficient to cover the costs associated with implementing this standard in the Company's Maryland jurisdiction. The order also included a revision to the Company's purchased gas cost recovery mechanism to provide for recovery of carrying costs on actual storage gas balances and provided for an annual increase in revenues of $1.0 million resulting from the modification to, or the addition of, certain service-related charges. The return on equity indicated in the order of 11.50% was not utilized to establish rates.

On October 18, 1994, the PSC of MD issued an order approving an unopposed Stipulation and Agreement signed by a majority of the parties to a rate case filed in June 1994 and base rates, designed to collect an additional $7.4 million, or 2.4%, annually were placed into effect on December 1, 1994.

Virginia

On September 27, 1994, the Company implemented rates designed to recover an additional $15.7 million annually, based on a rate case filed in April 1994. These rates were collected subject to refund. On September 28, 1995, the SCC of VA issued an order approving an increase in annual revenues of $6.8 million, or 2.7%, effective September 27, 1994. The order included an overall rate of return of 9.72% and a return on equity of 11.50%. The order allowed the Company to collect SFAS No. 106 costs in accordance with a generic order of the SCC of VA. The Company refunded amounts associated with the difference between the interim rates that were collected subject to refund and the amount approved by the SCC of VA, with interest, by January 1, 1996.

Page 45 of the Company's 1997 Annual Report to Shareholders, which is incorporated by reference into this report, includes discussion of an on-going proceeding in the Company's Virginia jurisdiction related to the Virginia jurisdictional portion of regulatory assets.

Page 31 of the Company's 1997 Annual Report to Shareholders, which is incorporated by reference into this report, includes a summary of the rate applications of the parent company described above.

Shenandoah

The PSC of WVA issued an order, effective on September 18, 1995, that approved a joint Stipulation and Agreement between the Staff of the PSC of WVA and Shenandoah, based on a rate increase request filed by Shenandoah in January 1995. The agreement provided for an annual increase in rates of $522,000 and did not specify a return on equity or an overall rate of return. Shenandoah placed the new rates into effect on December 4, 1995.

On August 6, 1995, Shenandoah placed into effect new rates in Virginia designed to collect an additional $1.2 million in annual revenues, subject to refund, based on a rate case filed in July 1995. On May 30, 1996, the SCC of VA issued an order approving an increase in annual revenues of $883,000, effective August 6, 1995. The increase reflected an overall rate of return of 9.51% and a return on equity of 11.00%. Shenandoah returned, with interest, amounts collected under interim rates in excess of the amount ultimately granted to customers by September 1, 1996.

On February 2, 1996, Shenandoah filed a request with the PSC of WVA for a rate increase of $604,000. The request included an overall rate of return of 10.33% and a return on common equity of 12.25%. In addition to requesting the recovery of increased operating expenses and a return on additional capital investment,

Shenandoah requested full recovery of costs associated with SFAS No. 106. On August 8, 1996, Shenandoah, the Staff of the PSC of WVA, and the Consumer Advocate Division of the PSC of WVA reached a settlement which resulted in an increase in annual revenues of $216,000. On November 27, 1996, the PSC of WVA issued an order approving the terms of the agreement and the increased rates became effective on December 2, 1996.

On August 1, 1997, Shenandoah filed a request with the SCC of VA for new rates designed to collect additional annual operating revenues of $2,306,000, or 10.54%. This request included an overall rate of return of 10.03%, a return on common equity of 12.25%, and a 55.24% common equity ratio. The requested increase in rates is primarily necessary to compensate Shenandoah for its increased capital investment. New rates will be placed into effect, subject to refund, on January 5, 1998. Shenandoah expects a final order from the SCC of VA in the third quarter of fiscal year 1998.

                                  COMPETITION

Sources of Competition

The Company faces competition based on its customers' preference for its product compared to other energy products and also in relation to the price of those products. Currently, the most significant product-side competition is between natural gas and electricity in the residential market. This portion of the Company's business currently contributes a substantial amount of the Company's net income. The Company continues to derive the majority share of the new residential construction market in its service territory and believes customer preference for natural gas allows it to maintain its strong presence.

Currently, for the majority of its business, the price the Company charges its customers is based on the combination of the cost it incurs for the natural gas commodity delivered to the entry point of the Company's distribution system and the cost it incurs to deliver natural gas from the entry point to the customers' premises. Although the Company continues to generate the majority of its revenues from the sale and delivery of natural gas on this combined or bundled basis, state regulatory and Company initiatives are seeking to separate or unbundle the sale of the natural gas commodity from the delivery of gas on the Company's distribution system. As the Company's product becomes unbundled, price competition among the Company and gas marketers for the sale of the natural gas commodity will become more prevalent.

Unbundling city gate supply service from delivery service allows gas marketers and non-regulated subsidiaries of other utility companies the opportunity to gain access to the Company's customers, resulting in increased competition for city gate supply service. As discussed more fully below, local and national non-regulated marketers have already participated in the Company's initial unbundling and customer choice programs for city gate supply service. Competition for this market appears to be focused primarily on the price of the natural gas commodity and is expected to continue to be driven by price. The Company believes this competition supports greater choice in energy suppliers and, therefore, increased customer satisfaction with natural gas.

Currently, the Company generally maintains a price advantage over electricity in the jurisdictions it serves. However, electricity suppliers are beginning initial stages of restructuring their services. Their initiatives are generally focused on separating the generation portion of electric service from the transmission and distribution portion. The generation service is expected to move toward a market-based price and allow for third-party providers of electricity to participate in retail markets. Like the unbundling that is occurring in the natural gas commodity market, the unbundling of electricity is likely to result in lower comparative costs for electric service and increased competition for the Company.

In the interruptible market, where customers must be capable of using a fuel other than natural gas when demand by firm customers peaks, fuel oil is the most significant competing energy alternative. The Company's success in this market is largely dependent on changes in gas versus oil prices. The price of natural gas, which is primarily developed from domestic sources, is greatly influenced by the relationship between supply and demand. However, the price of oil, much of which comes from foreign sources, is impacted greatly by political events.

Natural Gas Industry Restructuring

The natural gas industry, which has traditionally included producers, interstate pipelines and local distribution companies (LDCs) such as the Company, has undergone many structural changes over its long history. These changes have generally been in response to customers' and regulators' desires to promote competition in situations where it is economically beneficial to consumers. For the pipeline and distribution parts of the industry, significant changes have occurred over the past 10 years.

The restructuring of the natural gas industry generally began at the producer level with the passage of the Natural Gas Policy Act in 1978, which brought about a gradual decontrol of the wellhead price of natural gas and allowed for market-based prices. In the pipeline segment of the industry, FERC Order No. 636 separated the merchant function of selling natural gas from the interstate transportation and storage services of the pipeline companies in order to increase competition. As a result of FERC Order No. 636, pipeline companies are responsible for providing gas storage and transportation services, and LDCs have taken on the responsibility and risk of separately obtaining storage and transportation capacity from pipelines and procuring competitive natural gas supplies from producers and marketers. The rates charged by pipelines for transmission and storage are still regulated by FERC, but negotiated, market-based rates are beginning to appear.

Driven by changes in other segments of the industry, LDCs are changing too. Although the Company continues to generate the majority of its revenues from the combined sale and delivery of natural gas, state regulatory and Company initiatives have allowed a limited opportunity to separate or unbundle the sale of the natural gas commodity from the delivery of gas. The complete transition in all jurisdictions to unbundled sale and delivery service to all customer classes could take several years.

Unbundling the city gate supply service component from the delivery service component allows gas marketers and non-regulated subsidiaries of other utility companies the opportunity to gain access to the Company's customers. This will result in increased competition for city gate supply service. The Company has sought and gained regulatory approval to open certain of its commercial, industrial and residential markets to competition for the sale of the natural gas commodity. Although opportunities are limited due to the small number of open markets at this time, the Company, through its gas-marketing subsidiary, WGES, actively competes against other marketers in these programs.

Under the traditional regulatory model, where city gate supply service and delivery service are bundled in one rate, the Company's profits are derived solely from the delivery component, not from the sale of gas. Because only actual gas costs are passed through to customers, there is not a profit element from the sale of the natural gas commodity by the utility. Accordingly, unbundling the city gate supply service is not expected to have an adverse effect on the Company's ability to earn a regulated return on its distribution system investment. In contrast, a competitive city gate supply service provides non-regulated sellers of gas, including WGES, the opportunity to profit and to incur the risk of loss on the sale of gas to customers. As unbundling continues in the service territories of other gas utilities, WGES is hopeful that it can gain an increased share of the gas commodity market and increased profit opportunities. The Company supports movement of city gate supply service toward a fully deregulated, competitive service for all customers.

The Company does not expect most delivery service components of its operations to be subject to competition because of the economic disincentives to others to construct duplicate facilities. The Company also believes that it will continue to earn a regulated return on its delivery service. Because of the nature of the Company's customer base and the location of its customers in relation to the interstate pipelines, the Company believes that bypass of its facilities by other potential providers of delivery service is unlikely to be a significant threat. Although most delivery service components are likely to remain regulated and earn a regulated return, the Company believes certain aspects of its current delivery service could also be unbundled in the future and the nature of the regulation with respect to these elements could change. Activities, including but not limited to billing, reading meters, and other services on customers premises, could be separated from the cost of providing delivery service. The cost of these services could undergo greater scrutiny by customers as this unbundling occurs, because customer bills could separately display costs for city gate supply service, delivery service and other service components. In fact, the cost of gas to the city gate and certain appliance service functions are separated on the Company's bills now. To the extent markets develop for these other service components, it will be important for the Company to ensure its costs are at market-clearing levels. Segregation of costs of individual services combined with development of new products will also allow the Company to package its services in new bundles on which its customers place more value. It could also allow the Company to access markets outside of its traditional service area to perform these services.

Unbundled service maximizes choices for customers, creates new opportunities for service providers and generates potential benefits to shareholders. In recognition of customer demand for choice in natural gas suppliers, the Company seeks to provide these customers with desired products, services and convenience. The Company believes that success in future energy markets will not be driven by profits from one product or service, but instead will hinge on a company's ability to provide, at competitive prices, multiple products and newly bundled service packages consumers value. Non-regulated energy products and services that the Company already offers include the design and installation of energy equipment, heating and air-conditioning inspections on both gas and electric equipment, and energy-related consumer financing.

Currently, some states have instituted initiatives to further extend the benefits of competition to the consumer. These include performance-based regulation for gas cost recovery by LDCs and a greater focus on incentive regulation or basing cost recovery on external measures of efficiency. Depending on the circumstances in the jurisdictions in which the Company operates, some of these types of alternatives could be initiated on an interim basis before competitive city gate supply service is fully implemented.

The significant level of change in energy markets provides both opportunities and challenges to the Company over the next several years. Factors that will likely be important to the Company's and its marketing subsidiary's successes include: (1) their ability to ensure access to a supply of natural gas and pipeline capacity at competitive prices; (2) their ability to react quickly to changing market conditions and modify or rebundle their products, services and conveniences that their customers value; and (3) the timing and extent of access to their markets by other competitors.

Unbundling in the Company's Major Jurisdictions

The Company has actively promoted competition for the sale of natural gas. The Company's goal is to provide customers with the products, services and conveniences they want and in addition gain new opportunities to profit from the sale of natural gas through its gas-marketing subsidiary, WGES. Programs allowing such competition are taking place, at different rates, in the Company's major jurisdictions.

Unbundling initiatives have progressed furthest in Maryland. Currently, competitive natural gas supply options are available in Maryland for all interruptible customers, and certain firm commercial and residential customers. For large commercial customers, a tariff change effective September 1, 1997 lowered the eligibility threshold from 40,000 to 20,000 therms of annual usage. As a result of this change, customers with 55% of the annual throughput of this class in Maryland have a choice of gas commodity suppliers.

The Company's pilot program for small commercial customers in Maryland is in its second year. The 4,400 participating customers have chosen from among four gas commodity suppliers to satisfy their requirements. These customers represent 53% of the Company's small commercial customers' annual throughput in Maryland.

The Company's Customer Choice pilot program for Maryland residential customers, one of the first in the nation, is in its second year. Under this program, customers may choose their suppliers of natural gas and the suppliers, including WGES, may make profits on such sales. Effective November 1, 1997, the number of customers eligible to choose their gas commodity supplier under this program increased to 25,000 customers (8.3% of the Company's Maryland residential customers). Of this total, approximately 18,300 customers have signed up with one of four participating gas commodity suppliers, including the Company's gas-marketing subsidiary, WGES. Approximately 35% of the enrollees or, 6,400 customers, signed up with WGES compared with 15% who chose WGES in last year's pilot program. The Company hopes to expand its customer choice pilot programs over the next few years until all of the Company's Maryland customers have the option of choosing their gas commodity supplier by 2001.

The pilot programs are designed to help the Company and customers manage the transition to deregulation, identifying potential issues in the early stages and developing effective solutions. For example, the PSC of MD included an interim method of recovering transitional costs related to contracts that reserve transportation capacity with interstate pipelines in its order approving the recent pilot program. As customers choose other gas commodity suppliers, the needed amount of pipeline capacity the Company has under contract diminishes. To the extent the Company is unable to reduce its contractual obligations, these costs could become "stranded" by the Company's inability to pass these costs on as current practices allow. The PSC of MD's order allows the Company to charge the cost of this capacity to other marketers and/or customers.

In Virginia, only interruptible customers have an opportunity to choose their supplier of the natural gas commodity. In fiscal year 1997, the SCC of VA approved the Company's request to revise its interruptible delivery service tariff to expand the eligible base of interruptible customers who can purchase gas from third-party suppliers, including WGES. The revised tariffs, effective January 1, 1997, reduced the minimum annual requirement for delivery service from 250,000 to 60,000 therms. Approximately 85% of the Company's interruptible customers in Virginia can now choose their natural gas commodity supplier. The Company plans to file a request with the SCC of VA in the next few months to offer a gas commodity supplier choice program for certain commercial and residential customers.

In the District of Columbia, the Company has filed tariff proposals with the PSC of DC to expand the number of interruptible and large commercial customers eligible to purchase gas from third-party suppliers. Currently, approximately 62% of the Company's interruptible customers in the District of Columbia can choose their natural gas commodity supplier. The Company has also proposed a program to allow third-party sales to large firm commercial customers and a two-year pilot program that would allow third-party gas sales to a limited group of residential customers. The PSC of DC has held hearings to address each of the Company's proposals and a decision is expected in the near future.

Electric Industry Restructuring

Although the natural gas industry has progressed further toward unbundling and deregulation than the electric industry, recent electric deregulation movements at both the local and national levels have implications for the gas industry. The Company expects that, similar to the gas industry, the local distribution function of transporting electricity will remain regulated.

Early movements toward deregulation in the electric industry have included: (1) the Energy Policy Act of 1992, which allowed non-regulated independent power producers to sell power to wholesale customers in competition with regulated electric utilities; and (2) FERC Order No. 888, issued in 1996, which intended to further increase wholesale competition within the electric industry beginning in 1998.

FERC Order No. 888 addresses open access and stranded cost issues. Open access provisions stimulate wholesale electric power sales competition by requiring public utilities that own, control or operate electric transmission lines to file non-discriminatory tariffs that offer others the same transmission services they provide themselves, under comparable terms and conditions. These utilities must also use these tariffs for their own wholesale energy sales and purchases. The order also provides that stranded costs, the unrecovered costs incurred by electric utilities in anticipation of continued service to their customers, are eligible for recovery, under certain terms and conditions, from customers who use open access to move to another electricity supplier.

Direct customer access to electricity providers at the retail level is being implemented in several states in early 1998 and being studied in many more. Regulatory changes at the state level should increase competition between electricity providers and in relation to competing fuels, such as natural gas. Over time, this competition should tend to reduce prices to consumers.

All of the Company's major jurisdictions are investigating the advisability of mandating retail electric unbundling. The Company supports moving to an unbundled electric market and has actively participated in proceedings in its jurisdictions. In Maryland, the PSC of MD staff issued a report recommending phased-in unbundling beginning in the spring of 1998, with no movement of electricity until 2000. The Company submitted testimony to the PSC of MD that largely supported the staff's conclusions. In December 1997, the PSC of MD issued an order which proposed a phased implementation of retail electric unbundling over a three-year period, commencing in 1999. The PSC of MD directed the investor-owned electricity companies in Maryland to fully unbundle their rates. These actions are consistent with testimony submitted by the Company to the PSC of MD.

In addition, the Maryland General Assembly convened a Task Force to look at the issues created by the introduction of competition for electricity. The Company has also submitted testimony to the Task Force that is supportive of the PSC of MD's order. The Task Force is expected to issue a report shortly.

In the District of Columbia, the PSC of DC is conducting a similar review of electric industry restructuring, which covers many of the same issues faced by the FERC, Maryland and other local commissions. The Company has actively participated in the matter to date, sponsoring testimony that calls for the unbundling of electric services and permits competition in providing electricity to consumers.

In Virginia, the Company recently addressed the state's Joint Study Committee on Restructuring the Electrical Utility Industry. The Company proposed a plan to introduce competitive retail sales to the Virginia electricity market as early as 1998. The plan includes provisions for service reliability, consumer education and protection, taxation, investment recovery, and penalties for anti-competitive practices. The staff of the SCC of VA has proposed a Transition Model that would allow the introduction of competition in the Virginia electric market beginning no sooner than the year 2000 with pilot programs to be conducted on a limited basis over the next two years.

As local regulatory commissions move forward on electric deregulation, the Company is planning to take advantage of resulting new opportunities. In addition to its gas-marketing activities, WGES, having received a power certificate from the FERC, hopes to sell electricity as soon as electricity markets open.

Industry Consolidation

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

Consolidation will present combining entities with the challenges of remaining focused on the customer and integrating different organizations. In the immediate vicinity of the Company, if the proposed merger of Baltimore Gas and Electric Company and Potomac Electric Power Company is accomplished, it is expected to affect the competitive environment in the Company's service territory.

Utility companies are also turning to business alliances to improve their market position. Electric and gas utilities are joining with various non-utility companies to offer customers packages of products and services ranging from telephone service and home security to cable television, in addition to standard heating and cooling. The Company continues to survey business alliance opportunities for potential benefits to shareholders and customers. In 1997, WGES formed an alliance with Columbia Energy Services, the gas-marketing subsidiary of The Columbia Gas System, Inc., to provide natural gas services in the state of Maryland, but outside of the Company's traditional service territory. To date, the alliance has contracted to provide natural gas to, among others, more than 200 state facilities, including hospitals and schools, with the possibility for other Maryland state agencies and local governments to sign up with the alliance for gas service in the future.

The Company, from time to time, performs studies and in some cases holds discussions regarding utility and energy-related investments and transactions with other companies. The ultimate impact on the Company of any such investments and transactions that may occur cannot be determined at this time.

                            GAS SUPPLY AND CAPACITY

The Company and Shenandoah arrange to have natural gas delivered to the entry points of their distribution systems using the delivery capacity of interstate pipeline companies. The Company acquires natural gas delivery and storage capacity for itself and Shenandoah on a system-wide basis because of the integrated nature of the service agreements between the pipelines and the Company's consolidated distribution operations. The Company's supply and capacity plan is based on the requirements of the system and takes into account estimated load growth by type of customer as well as customer attrition, conservation, and movement of customers from bundled to unbundled service.

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

While considering the continuing trend toward unbundling the sale of the gas commodity from the delivery of the commodity to the customer, the Company must ensure that it contracts for supply and capacity levels that will allow it to remain competitive. The Company has adopted a diversified portfolio approach designed to satisfy the supply and deliverability requirements of its customers. The Company maintains numerous sources of supply, dependable transportation and storage arrangements and its own substantial storage and peaking capabilities to meet the demands of its customers.

The Company has 13 long-term gas supply contracts with various producers or marketers that expire between fiscal years 1998 and 2004. Under these contracts, the Company can purchase up to 102 million dekatherms of natural gas per year. The Company acquires any supplies not obtained under these long-term contracts from seasonal contracts or from short-term purchases on the spot market. In fiscal year 1997, the Company acquired supplies from a combination of 69 producers or marketers, including volumes acquired under the 13 contracts previously discussed.

As reflected in the first table below, there were five sources of delivery through which the Company received natural gas to satisfy the sendout requirements in pipeline year 1997 (November 1, 1996 through October 31, 1997) and from which supplies can be received in pipeline year 1998 (November 1, 1997 through October 31, 1998). Firm transportation denotes gas purchased on the spot market or under long-term contracts and transported directly to the city gates in volumes agreed upon by the Company and the applicable pipeline. Transportation storage denotes volumes purchased by the Company on the spot market and/or under long-term contracts and stored by a pipeline for withdrawal during the heating season. Peak load requirements are met by: (1) underground natural gas storage at the Hampshire storage field in Hampshire County, West Virginia; (2) the local production of propane air from plants located at Company-owned facilities in Rockville, Maryland and Ravensworth, Virginia; and
(3) other storage and peak-shaving arrangements.

During pipeline year 1997, total sendout on the system was 1,289 million therms, excluding deliveries to electric generation facilities and volumes delivered to customers that acquire their gas from other suppliers. The sendout for pipeline year 1998 is estimated to be 1,187 million therms (based on normal weather) excluding deliveries for electric generation and volumes delivered for others. The sources of delivery and related volumes that were used to satisfy the requirements of pipeline year 1997 and those projected for pipeline year 1998 are shown in the following table.

                            SOURCES OF DELIVERY FOR
                                 ANNUAL SENDOUT
                              (millions of therms)

                                           Actual                Projected
Sources of Delivery                  Pipeline Year 1997     Pipeline Year 1998
--------------------------------     ------------------     ------------------
Firm Transportation                          934                     872
Transportation Storage                       335                     277
Hampshire Storage                             10                      20
Company-Owned Propane-Air Plants               3                       4
Other Peak-Shaving Sources                     7                      14
                                           -----                   -----
                                           1,289                   1,187
                                           =====                   =====

The effectiveness of the Company's gas supply program is largely dependent on the sources from which the design day requirement is satisfied. A design day is the maximum anticipated demand on the gas supply system during a 24-hour period assuming a 5 degree Fahrenheit average temperature. The Company assumes that all interruptible customers will be curtailed on the design day. The Company's design day estimate is currently 14.0 million therms. The Company is currently capable of meeting 68% of its design day requirements with storage and peaking capabilities. Emphasizing storage and peaking facilities on the Company's design day reduces the necessity to purchase firm transportation, the most expensive form of capacity from a design day perspective. The following table reflects the sources of delivery that are projected to be used to satisfy the design day sendout estimate for pipeline year 1998.

                            SOURCES OF DELIVERY FOR
                               DESIGN DAY SENDOUT
                              (millions of therms)

                                          Pipeline Year 1998
                                         --------------------
Sources of Delivery                      Therms       Percent
-----------------------------------      ------       -------
Firm Transportation                        4.5           32%
Transportation Storage                     4.9           35
Company-Owned Propane-Air Plants,
  Hampshire Storage and Other Peaking      4.6           33
                                           ---          ----
                                          14.0          100%
                                          ====          ====

The Company believes the combination of the gas supply it can purchase under short-term and long-term contracts, its peaking supplies, and the capacity on the pipelines required to deliver the purchased supplies, is sufficient to satisfy the needs of existing customers and allow for growth in future years. The Company continues to seek opportunities to restructure existing contracts to maximize the competitiveness of its gas supply portfolio.

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

The Company has identified up to ten sites where the Company, its subsidiaries, or their predecessors may have operated manufactured gas plants (MGPs). The Company last used any such plant in 1984. In connection with these operations, the Company is aware that certain by-products of the gas manufacturing process are present at or near some former sites and may be present at others.

At one of the former MGP sites, studies show the presence of coal tar under the site and an adjoining property. The Company's risk assessment study performed on the site shows that there is no unacceptable risk to human health or the environment. The Company has taken steps to control the movement of contaminants into an adjacent river. A water treatment system removes and treats contaminated groundwater at the site. The Company has determined that a previously considered alternative to address contamination on the adjoining property through bioremediation is not the preferable course of action, based on the efficacy of the demonstration tests performed to date. The Company continues to advance discussions of remediation options with the appropriate governmental agency and the adjacent landowner. The Company expects to complete a feasibility study of remedial alternatives in fiscal year 1998, which would include a recommended remedial action plan. After the Company submits the results of this study, it expects the governmental agency to issue a decision document outlining the appropriate remediation methodology.

At a second former MGP site, tests identified tar products under the property, and a risk assessment showed that there was no unacceptable risk to human health or the environment. The Company designed and installed a state-approved treatment and recovery system to recover free tar and continues to recover minimal volumes of tar products from pumping. The Company will continue to pump tar, monitor the site, and provide annual activity reports to the state's Department of the Environment.

At a third former MGP site, initial studies show that tar products are present under the property. The Company completed and submitted a remedial investigation/feasibility study (RI/FS) to the appropriate state regulatory agency. The Company has yet to receive any response from the state regarding its submission, but continues to monitor the site. The Company expects to install a recovery system to recover free tar after the state responds to the Company's RI/FS.

At a fourth former MGP site and on an adjacent parcel of land, the Company plans to perform an RI/FS in fiscal year 1998, which will include a risk assessment to assist in determining the appropriate remedial action, and submit the results to the applicable state regulatory agency.

At a fifth former MGP site, a treatment system for contaminated groundwater has been operating for seven years. The Company believes, at this time, that no additional action other than water treatment will be necessary.

Through September 30, 1997, the Company had paid $10.0 million for environmental response costs. The Company has recorded a liability of $11.0 million on an undiscounted basis at September 30, 1997 related to future environmental response costs. This estimate is primarily composed of the minimum liabilities associated with a range of environmental response costs expected to be incurred at the five sites described above. The Company estimates the maximum liability associated with these sites to be approximately $22.3 million at September 30, 1997. The estimates were determined by the Company's environmental experts based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. Variations within the range of estimated liability result primarily from differences in the number of years that will be required to perform environmental response processes at each site (5 to 25 years) and the extent of remediation that may be required.

The Company believes, at this time, that no remediation of any of the remaining five sites will be necessary.

Based on existing knowledge, the Company does not expect that the ultimate impact of these matters will have a significant effect on its competitive position, results of operations or the level of future capital expenditures.

                                   YEAR 2000

Like all companies having business-application software programs written over many years and a computing infrastructure including computerized devices, the Company is also affected by the so-called "Year 2000" issue. These programs, which include the Company's customer service, operations and financial systems, were written using two-year digits to define the applicable year, rather than four. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in the computer shutting down or performing incorrect computations. The computing infrastructure, including computerized devices, could contain date-sensitive software that could cause the devices to fail to operate or to operate inconsistently.

The Company is completing the process of identifying the programs and infrastructure that could be affected by the Year 2000 issue and has developed an implementation plan to resolve the issue. The plan includes the replacement of certain equipment and modification of certain software to recognize the turn of the century. The plan is currently expected to result in non-recurring expenses over the next two years of approximately $8 million to $10 million.

The plan also includes replacing certain existing systems with new systems that will be Year 2000 operational and will provide additional strategic information. The costs to replace these systems, of $15 million to $20 million, will be capitalized.

The Company believes, with appropriate replacement or modifications, it will be able to operate its time-sensitive business-application software programs and infrastructure through the turn of the century.

                                     OTHER

Revenue from the sale or delivery of natural gas as a percentage of consolidated operating revenue was 92% for 1997 and 97% for 1996 and 1995. The Company is not dependent upon a single customer or a few customers such that the loss of any one or more customers would have a significant adverse effect on the Company. Large customers are generally on interruptible rate schedules, and margin-sharing arrangements limit the effects of interruptible customer usage on net income. As shown on page 2, the Company and Shenandoah had 798,739 customer meters at September 30, 1997.

The Company's utility business is highly seasonal and weather sensitive since the majority of its business is derived from residential and small commercial customers who use gas for space heating purposes. In fiscal year 1997, 74% of the therms delivered by the Company, excluding deliveries for electric generation, occurred in the Company's first and second fiscal quarters. All of the Company's earnings are generated in these two quarters and the Company historically incurs losses in the third and fourth fiscal quarters. Results of operations can be affected by the timing and level of approved rate increases. The seasonal nature of the Company's business creates large variations in short-term cash requirements, primarily due to fluctuations in the level of customer accounts receivable and storage gas inventory levels. The Company finances these seasonal requirements primarily through the sale of commercial paper and short-term bank loans.

Through the cost of services provided by the interstate pipelines, the Company and Shenandoah contribute to the funding of the Gas Research Institute. The Institute's primary focus is devoted to developing more efficient gas equipment and to increase the long-term supply of gas. The Company also belongs to the Natural Gas Vehicle Coalition and the Institute of Gas Technology. These organizations are involved in developing new applications and technologies for the use of natural gas. The cost of these memberships and the Company's own research and development costs during fiscal years 1997, 1996 and 1995 were not material.

At September 30, 1997, the Company and its wholly-owned subsidiaries had 2,070 employees. This represents a decline of 204 employees from the level at September 30, 1996. For a further discussion of labor-related issues, refer to the caption entitled Labor Matters on page 25 of the 1997 Annual Report to Shareholders, which is incorporated into this report by reference.

ITEM  2. PROPERTIES

The Company and its subsidiaries hold such valid franchises, certificates of convenience and necessity, licenses and permits as are necessary for the maintenance and operation of their respective properties and businesses as now conducted. The Company has no reason to believe that it will be unable to renew any of such franchises as they expire.

As of September 30, 1997, the Company and its utility subsidiaries had 621 miles of transmission mains and 9,528 miles of distribution mains. The Company has the capacity for storage of approximately 15 million gallons of propane for peak shaving.

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

The Company also has peaking facilities consisting of propane air plants in Ravensworth, Virginia and Rockville, Maryland. Hampshire operates an underground natural gas storage field in Hampshire County, West Virginia. Hampshire accesses the storage field through 12 storage wells which are connected to an 18-mile pipeline gathering system. Hampshire also operates a compressor station for injection of gas into storage. The Augusta and Little Capon fields, located in Hampshire County, have the capacity to provide the Company's system with approximately 2.7 billion cubic feet of natural gas under design conditions. For pipeline year 1998, it is projected that the Hampshire storage facility will supply approximately 2.0 billion cubic feet of natural gas to the Company's system for meeting seasonal demands.

The Company's Mortgage dated January 1, 1933 (Mortgage), as supplemented and amended, securing the First Mortgage Bonds(FMBs)issued by the Company, constitutes a direct lien on substantially all property and franchises owned by the Company other than expressly excepted property.

The Company executed a supplemental indenture to its unsecured Medium-Term Notes (MTNs) Indenture on September 1, 1993, providing that the Company will not issue any FMBs under its Mortgage without making effective provision whereby any outstanding MTNs shall be secured equally and ratably with any and all other obligations and indebtedness secured by the Mortgage.

ITEM  3. LEGAL PROCEEDINGS

None.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                Date Elected
        Name, Age and Position with the Company                               or Appointed (1)
---------------------------------------------------------                    ------------------
Elizabeth M. Arnold, Age 45
  Vice President (corporate strategy, investor relations
    and internal audit)                                                        January 31, 1996
  Treasurer                                                                         May 1, 1993
  Director of Marketing Services                                                    May 6, 1991

Richard J. Cook, Age 55
  Vice President (corporate engineering and environmental
    quality assurance)                                                          October 1, 1996
  Executive Assistant                                                           October 1, 1995
  Director - Environment and Safety                                           September 1, 1989

James H. DeGraffenreidt, Jr., Age 44 (2)
  President and Chief Operating Officer                                        December 1, 1994
  Senior Vice President - Jurisdictional Divisions
    and Rates and Regulatory Affairs                                                May 1, 1993
  Vice President - Rates and Regulatory Affairs                                November 1, 1991

Richard L. Fisher, Age 50
  Vice President (gas distribution)                                                June 1, 1996
  Executive Director                                                                May 3, 1993
  Director - Federal Regulation and Gas Planning                                October 6, 1986

John K. Keane, Jr., Age 59
  Senior Vice President and General Counsel                                         May 1, 1993
  Vice President and General Counsel                                          September 1, 1990

Ronald C. King, Age 56
  Vice President (customer services)                                          February 21, 1996
  Vice President - Customer Services                                           November 1, 1991

Frederic M. Kline, Age 46
  Vice President and Treasurer                                                 January 31, 1996
  Controller                                                                  November 27, 1985

Patrick J. Maher, Age 61 (2)
  Chairman of the Board and Chief Executive Officer                           November 24, 1992
  President and Chief Executive Officer                                          March  1, 1992

Lisa M. Metcalfe, Age 33 (3)
  Vice President and Chief Information Officer                                  October 1, 1996

Wayne A. Mills, Age 54
  Vice President (oversees Shenandoah, the Frederick division
    of the Company and Washington Gas Energy Systems, Inc.)                   February 21, 1996
  Vice President and General Manager - Maryland Division                       November 1, 1989

                                                                       Date Elected
        Name, Age and Position with the Company                      or Appointed (1)
------------------------------------------------------------        ------------------
Douglas V. Pope, Age 52
  Secretary                                                              July 25, 1979

Joseph M. Schepis, Age 44 (2)
  Senior Vice President (gas supply, regulatory activities
    and customer services)                                            January 31, 1996
  Senior Vice President and Chief Financial Officer                  December 15, 1994
  Vice President - Rates and Regulatory Affairs                            May 1, 1993
  Treasurer                                                            October 1, 1986

Roberta W. Sims, Age 43
  Vice President (corporate relations and communications)             January 31, 1996
  Vice President and General Manager -
    District of Columbia Division                                      October 1, 1992

Robert A. Sykes, Age 49
  Vice President (human resources)                                   February 21, 1996
  Vice President - Human Resources                                     October 1, 1987

Robert E. Tuoriniemi, Age 41 (4)
  Controller                                                           October 1, 1996

James B. White, Age 47
  Vice President (business development)                              February 21, 1996
  Vice President and General Manager - Virginia Division                   May 1, 1993
  Director of Sales                                                       July 6, 1992

There is no family relationship among the officers. The age of each officer listed is as of the date of filing.

(1) Each of the officers has served continuously since the dates indicated.

(2) Effective January 1, 1998, James H. DeGraffenreidt, Jr., becomes President and Chief Executive Officer. Joseph M. Schepis becomes Executive Vice President and Chief Operating Officer. Patrick J. Maher continues to serve as Chairman of the Board.

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
           AND RELATED STOCKHOLDER MATTERS

The information captioned "Common Stock Price Range and Dividends Paid" and presented on page 47 of the Company's 1997 Annual Report to Shareholders is included in Exhibit 13 in this report and is incorporated by reference into this Item. Only owners of record are counted as common shareholders.

ITEM  6.   SELECTED FINANCIAL DATA

Page 20 of the Company's 1997 Annual Report to Shareholders is included in
Exhibit 13 in this report and is incorporated by reference into this Item.

ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Pages 21 through 31 of the Company's 1997 Annual Report to Shareholders is included in Exhibit 13 in this report and is incorporated by reference into this Item.

ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 32 through 47 of the Company's 1997 Annual Report to Shareholders is included in Exhibit 13 in this report and is incorporated by reference into this Item.

ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors contained in the definitive proxy statement dated January 21, 1998, is hereby incorporated herein by reference. Information related to Executive Officers is reflected in Part I hereof.

ITEM 11.   EXECUTIVE COMPENSATION

The information captioned "Executive Compensation" in the definitive proxy statement dated January 21, 1998, is hereby incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information captioned "Security Ownership of Certain Beneficial Owners and Management" in the definitive proxy statement dated January 21, 1998, is hereby incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Karen Hastie Williams, a Director of the Company, is a partner in the law firm Crowell & Moring. This firm performed legal services for the Company during fiscal year 1997.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K


(a)1       All Financial Statements                                                Pages in 1997
                                                                                  Annual Report to
                                                                                    Shareholders
                                                                                     Included in
                                                                                      Exhibit 13
                                                                                  ------------------
Consolidated Statements of Income - for the years ended
  September 30, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . .        32
Consolidated Balance Sheets - as of September 30, 1997 and 1996 . . . . . . . . . .        33
Consolidated Statements of Cash Flows - for the years ended
  September 30, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . .        34
Consolidated Statements of Capitalization - as of September 30,
  1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        35
Consolidated Statements of Common Shareholders' Equity -
  1997, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        36
Consolidated Statements of Income Taxes - for the years ended
  September 30, 1997, 1996 and 1995 and as of September 30, 1997
  and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        37
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . .     38-45
Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . .        46

(a)2       Financial Statement Schedules

Separate financial statements for Washington Gas Light Company are omitted since the Company's total assets, exclusive of investments in and advances to its subsidiaries, constitute more than 75% of the total assets shown in the Consolidated Balance Sheets, and the Company's total gross revenue, exclusive of interest and dividends received or equity in income from the consolidated subsidiaries, constitutes more than 75% of total gross revenues shown in the Consolidated Statements of Income.

Schedule II, listed on page 25, should be read in conjunction with the financial statements in the 1997 Annual Report to Shareholders. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K (CONTINUED)

                                                                              Pages in
Schedule                           Description                                  10-K
--------  -----------------------------------------------------------         --------
  II           Valuation and Qualifying Accounts and Reserves for the
                 years ended September 30, 1997, 1996 and 1995 . . .            30-31

(a)-3          Exhibits

               Exhibits Filed Herewith:

                                                                              Pages in
                              Description                                       10-K
                              -----------                                     ---------
                 10. Material Contracts -                                        See
                 10.1      Retirement Plan for Outside Directors,              Separate
                           as amended on December 18, 1996 *                    Volume

                 10.2      Long-Term Incentive Compensation Plan,
                           as amended on December 18, 1996 *

                 10.3      Executive Incentive Compensation Plan,
                           as amended on December 18, 1996 *

                 10.4      Supplemental Executive Retirement Plan,
                           as amended on December 18, 1996 *

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

                 13.  Annual Report to Security Holders -
                           1997 Annual Report to Shareholders (except for the information presented on the front and rear covers and Pages 1 through 19, which are not deemed to be filed with the Securities and Exchange Commission for the purposes of the Securities Exchange Act of 1934)

                 21.  Subsidiaries of the Registrant

                 23.  Consents of Experts and Counsel

                 27.  Financial Data Schedule

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K (CONTINUED)

                      Exhibits Incorporated by Reference:

                                  Description

          3.       Articles of Incorporation and Bylaws:

                          Bylaws of the Company, filed on Form 10-K for the
                            period ended September 30, 1996.

                          Company Charter, filed on Form S-3 dated July 21,
                            1995.

          4. Instruments defining the Rights of Security Holders including indentures:

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

          10.      Material Contracts:

                      Service Agreement effective October 1, 1993 with Transcontinental Gas Pipe Line Corporation related to the upstream capacity on the CNG Transmission Corporation system, filed on the Form 10-K for the fiscal year ended September 30, 1993.

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

         Employment Agreement between the Company and the Chief Executive Officer, dated May 19, 1997, filed on Form 10-Q for the period ended June 30, 1997.*

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K (CONTINUED)

         Employment Agreement between the Company and certain executive officers, as defined in Item 402(a)(3) of Regulation S-K, filed on Form 10-Q for the period ended June 30, 1997.*

         Directors' Stock Compensation Plan, as adopted on October 25,
         1995 and filed on Form 10-K for the fiscal year ended September 30, 1995*

         Deferred Compensation Plan for Outside Directors as amended filed on Form 10-K for the fiscal year ended December 31, 1986 *

         * Compensatory plan arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

(b)      Reports on Form 8-K:

         Although no Reports were filed on Form 8-K during the fourth fiscal quarter of 1997, on December 9, 1997, the Company filed a Form
         8-K under Item 5, reporting the election of James H. DeGraffenreidt, Jr., President and Chief Executive Officer and Joseph M. Schepis Executive Vice President and Chief Operating Officer, effective January 1, 1998. Patrick J. Maher continues to serve as Chairman of the Board.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To the Shareholders and Board of Directors of Washington Gas Light Company:

         We have audited in accordance with generally accepted
auditing standards, the financial statements included in Washington Gas Light Company's annual report to shareholders incorporated by reference in this Form
10-K, and have issued our report thereon dated October 27, 1997.   Our audit
was made for the purpose of forming an opinion on those statements taken as a whole. The Schedule II-Valuation and Qualifying Accounts and Reserves for the years ended September 30, 1997, 1996 and 1995-listed in the index on page 25 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This Schedule II has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                             ARTHUR ANDERSEN LLP



Washington, D.C.,
October 27, 1997.

                 WASHINGTON GAS LIGHT COMPANY AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

            FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 and 1995


                                                                          Additions
                                                                          Charged to
                                                     Balance at   ---------------------------                        Balance
                                                     Beginning     Costs and         Other                           at End
                 Description                         of Period      Expenses        Accounts       Deductions (C)   of Period
------------------------------------------------    -----------   ------------    -----------     ------------    -------------
                                                                          (Thousands)
1997
----

Valuation and Qualifying Accounts
   Deducted from Assets in the Balance Sheet -
      Allowance for doubtful accounts               $  11,846     $    11,237     $   1,857 (A)   $   13,897       $   11,043
      Provision for impairment of investments
         and other deferred charges                     6,507             -              -               537            5,970
Reserves -
   Injuries and damages                                 9,292           2,146           826 (B)        2,119           10,145
   Other                                                  900             -              -                -               900

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



   NOTES:  SEE PAGE 2 OF 2.

                 WASHINGTON GAS LIGHT COMPANY AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

            FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 and 1995



                                                                           Additions
                                                                          Charged to
                                                     Balance at  ----------------------------                     Balance
                                                     Beginning    Costs and         Other                         at End
                   Description                       of Period     Expenses        Accounts     Deductions (C)   of Period
------------------------------------------------   ------------  ------------   -------------  ------------     ------------
                                                                          (Thousands)
1995
----
Valuation and Qualifying Accounts
  Deducted from Assets in the Balance Sheet -
     Allowance for doubtful accounts               $    11,300     $  8,228      $  2,248 (A)     $ 11,196        $   10,580
     Provision for impairment of investments
        and other deferred charges                       7,356          -             -              1,959             5,397
Reserves -
  Injuries and damages                                  10,854        3,248           303 (B)        2,532            11,873
  Other                                                  4,448          -             -              3,548               900



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

                                                WASHINGTON GAS LIGHT COMPANY

                                                     PATRICK J. MAHER
                                             ----------------------------------

                                                     Patrick J. Maher
                                                   Chairman of the Board
Date: December 17, 1997                         and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                       Title                                    Date
            ---------                       -----                                    ----
     PATRICK J. MAHER                       Chairman of the Board                  12/17/97
   -----------------------                  and Chief Executive                   ----------
     (Patrick J. Maher)                     Officer and Director


     JAMES H. DEGRAFFENREIDT, JR.           President and Chief                    12/17/97
   --------------------------------         Operating Officer and                 ----------
    (James H. DeGraffenreidt, Jr.)          Director


     FREDERIC M. KLINE                      Vice President and                     12/17/97
   ---------------------------              Treasurer                             ----------
    (Frederic M. Kline)                     (Principal Financial Officer)


     ROBERT E. TUORINIEMI                   Controller                             12/17/97
   -----------------------------            (Principal Accounting Officer)        ----------
    (Robert E. Tuoriniemi)

     FRED J. BRINKMAN                       Director                               12/17/97
   ---------------------------                                                    -----------
    (Fred J. Brinkman)

     DANIEL J. CALLAHAN, III                Director                               12/17/97
   ------------------------------                                                 -----------
    (Daniel J. Callahan, III)

     ORLANDO W. DARDEN                      Director                               12/17/97
   ---------------------------                                                    -----------
    (Orlando W. Darden)

     MELVYN J. ESTRIN                       Director                               12/17/97
   ---------------------------                                                    -----------
    (Melvyn J. Estrin)

     KAREN HASTIE WILLIAMS                  Director                               12/17/97
   ----------------------------                                                   -----------
    (Karen Hastie Williams)

     STEPHEN G. YEONAS                      Director                               12/17/97
   ---------------------------                                                    -----------
    (Stephen G. Yeonas)

                          WASHINGTON GAS LIGHT COMPANY
                          1997 FORM 10-K EXHIBIT INDEX



         Exhibit         Description
         -------         -----------
            10.          Material Contracts -

            10.1 Retirement Plan for Outside Directors, as amended on December 18, 1996 *

            10.2            Long-Term Incentive Compensation Plan,
                            as amended on December 18, 1996 *

            10.3            Executive Incentive Compensation Plan,
                            as amended on December 18, 1996 *

            10.4            Supplemental Executive Retirement Plan,
                            as amended on December 18, 1996 *

                         * Compensatory plan arrangement required to be filed pursuant to Item 14(c)of Form 10-K.

            11.          Statement re Computation of per Share
                            Earnings - Computation of Earnings per Average
                            Share of Common Stock Assuming Full Dilution from Conversion of the $4.60 and $4.36
                            Convertible Preferred Stock

            12           Statement re Computation of Ratios-

            12.0            Computation of Ratio of Earnings to
                            Fixed Charges

            12.1            Computation of Ratio of Earnings to Fixed
                            Charges and Preferred Stock Dividends

            13.          Annual Report to Security Holders-
                            1997 Annual Report to Shareholders
                            (except for the information presented
                            on the front and rear covers and
                            pages 1 through 19, which are not
                            deemed to be filed with the Securities
                            and Exchange Commission for the purposes of the Securities Exchange Act of 1934)

            21.          Subsidiaries of the Registrant

            23.          Consents of Experts and Counsel

            27.          Financial Data Schedule