Form 10-Q
period 1997-12-31
WASHINGTON GAS LIGHT CO
filed 1998-02-17
CIK 104819

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                                     FORM 10-Q


(Mark One)

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 1997
                               ----------------------------------------


                                        OR


[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


For the transition period from                    to
                              -------------------   ---------------------

Commission file number                          1-1483
                      ---------------------------------------------------


                          WASHINGTON GAS LIGHT COMPANY
             (Exact name of registrant as specified in its charter)


     District of Columbia and Virginia                           53-0162882
     ---------------------------------                       ------------------
     (State or other jurisdiction of                          (I.R.S.Employer
      incorporation or organization                         Identification No.)


     1100 H Street, N. W., Washington, D. C.                        20080
     ---------------------------------------                 ------------------
     (Address of principal executive offices)                     (Zip Code)


                                 (703) 750-4440
-------------------------------------------------------------------------------
               Registrant's telephone number, including area code


                                      NONE
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $1.00 par value         43,636,118                January 30, 1998
----------------------------      ------------------         -------------------
           Class                   Number of Shares                  Date

                           WASHINGTON GAS LIGHT COMPANY


                                       INDEX

                                                                        Page No.
                                                                        --------
    ..............................................................
PART  I. Financial Information:

         Item 1.  Financial Statements

    Consolidated Balance Sheets -
           December 31, 1997 and September 30, 1997 ..............         2-3

    Consolidated Statements of Income -
          Three Months Ended December 31, 1997 and 1996 ..........           4

    Consolidated Statements of Cash Flows -
           Three Months Ended December 31, 1997 and 1996 .........           5

    Notes to Consolidated Financial Statements ...................         6-7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ..        8-12

PART II. Other Information:

         Item 5.  Other Information ..............................          13

         Item 6.  Exhibits and Reports on Form 8-K ...............          14

         Signature ...............................................          14

                           WASHINGTON GAS LIGHT COMPANY
                            CONSOLIDATED BALANCE SHEETS

                                                       Dec. 31,       Sept. 30,
                                                         1997           1997
                                                      -----------    -----------
                                                      (Unaudited)
                                                             (Thousands)
ASSETS
Property, Plant and Equipment
  At original cost .................................  $ 1,879,198    $ 1,846,471
  Accumulated depreciation and amortization ........     (641,310)      (629,334)
                                                      -----------    -----------
                                                        1,237,888      1,217,137
                                                      -----------    -----------
Current Assets
  Cash and cash equivalents ........................       16,977          9,708
  Accounts receivable ..............................      164,799         65,232
  Gas costs due from customers .....................        9,073          9,445
  Allowance for doubtful accounts ..................      (11,391)       (11,043)
  Accrued utility revenues .........................       81,148         21,020
  Materials and supplies--principally at average cost      14,702         15,186
  Storage gas--at cost (first-in, first-out) .......       72,605         81,072
  Deferred income taxes ............................       18,084         17,447
  Other prepayments--principally taxes .............       15,168         11,907
                                                      -----------    -----------
                                                          381,165        219,974
                                                      -----------    -----------
Deferred Charges and Other Assets
  Regulatory assets--deferred purchased gas costs ..         --            4,447
  Regulatory assets--other .........................       96,799         97,509
  Other ............................................       12,995         12,965
                                                      -----------    -----------
                                                          109,794        114,921
                                                      -----------    -----------

    Total ..........................................  $ 1,728,847    $ 1,552,032
                                                      ===========    ===========

See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY
                           CONSOLIDATED BALANCE SHEETS


                                                          Dec. 31,     Sept. 30,
                                                            1997          1997
                                                        -----------   ----------
                                                         (Unaudited)
                                                               (Thousands)
    .....................................................
CAPITALIZATION AND LIABILITIES
Capitalization
  Common shareholders' equity .........................  $  611,676   $  589,035
  Preferred stock .....................................      28,427       28,430
  Long-term debt ......................................     418,567      431,575
                                                         ----------   ----------
                                                          1,058,670    1,049,040
                                                         ----------   ----------
Current Liabilities
  Current maturities of long-term debt ................      25,163       20,862
  Notes payable .......................................     130,404       67,900
  Accounts payable ....................................     149,593       99,578
  Wages payable .......................................      12,010       13,590
  Dividends declared ..................................      13,224       13,224
  Customer deposits and advance payments ..............      12,835       16,662
  Accrued taxes and interest ..........................      50,646       10,934
  Pipeline refunds due to customers ...................       4,356        6,054
  Gas costs due to customers ..........................       4,761        2,418
                                                         ----------   ----------
                                                            402,992      251,222
                                                         ----------   ----------

Deferred Credits
  Unamortized investment tax credits ..................      21,190       21,427
  Deferred income taxes ...............................     130,111      136,682
  Regulatory liabilities--deferred purchased gas costs ..    19,388         --
  Other regulatory liabilities and other deferred credits    96,496       93,661
                                                         ----------   ----------
                                                            267,185      251,770
                                                         ----------   ----------

    Total .............................................  $1,728,847   $1,552,032
                                                         ==========   ==========

See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                         Three Months Ended
                                                     --------------------------
                                                     Dec. 31,          Dec. 31,
                                                       1997              1996
                                                     --------          --------
                                               (Thousands, Except Per Share Data)

    ................................................
Operating Revenues ................................. $367,547          $344,958
Cost of Gas ........................................  212,046           191,275
                                                     --------          --------
Net Revenues .......................................  155,501           153,683
                                                     --------          --------

Other Operating Expenses
  Operation ........................................   43,101            45,746
  Maintenance ......................................    9,237             8,866
  Depreciation and amortization ....................   13,430            12,579
  General taxes ....................................   19,769            18,946
  Income taxes .....................................   22,262            21,490
                                                     --------          --------
                                                      107,799           107,627
                                                     --------          --------

Operating Income ...................................   47,702            46,056
Other Income - Net .................................      112               551
                                                     --------          --------
Income Before Interest Expense .....................   47,814            46,607

Interest Expense
  Interest on long-term debt .......................    7,992             7,453
  Other ............................................    1,699             1,730
                                                     --------          --------
                                                        9,691             9,183
                                                     --------          --------

Net Income .........................................   38,123            37,424
Dividends on Preferred Stock .......................      332               333
                                                     --------          --------

Net Income Applicable to Common Stock .............. $ 37,791          $ 37,091
                                                     ========          ========

Average Common Shares Outstanding ..................   43,651            43,711
                                                     ========          ========

Earnings per Average Common Share - Basic & Diluted  $   0.87          $   0.85
                                                     ========          ========

Dividends Declared per Common Share ................ $  0.295          $  0.285
                                                     ========          ========





See accompanying Notes to Consolidated Financial Statements.

                             WASHINGTON GAS LIGHT COMPANY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                            Three Months Ended
                                                          ----------------------
                                                           Dec. 31,    Dec. 31,
                                                             1997        1996
                                                          ----------  ----------
                                                                (Thousands)
    ....................................................
Operating Activities
Net income .............................................  $  38,123   $  37,424
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
  Depreciation and amortization a/ .....................     14,781      14,275
  Deferred income taxes - net ..........................     (7,179)       (618)
  Amortization of investment tax credits ...............       (237)       (242)
  Allowance for funds used during construction .........       (218)        (80)
  Other noncash charges - net ..........................      1,436       1,111
                                                          ----------  ----------
                                                             46,706      51,870
Changes in assets and liabilities:
  Accounts receivable and accrued utility revenues .....   (159,347)   (166,141)
  Gas costs due from/to customers - net ................      2,715       3,359
  Storage gas ..........................................      8,467       7,878
  Other prepayments - principally taxes ................     (3,261)     (2,610)
  Accounts payable .....................................     49,495      68,596
  Wages payable ........................................     (1,580)      1,142
  Customer deposits and advance payments ...............     (3,827)     (4,745)
  Accrued taxes and interest ...........................     39,712      32,507
  Pipeline refunds due to customers ....................     (1,698)     (3,718)
  Deferred purchased gas costs .........................     23,835       4,850
  Other - net ..........................................      2,283      (1,385)
                                                          ----------  ----------
    Net Cash Provided by (Used in) Operating Activities       3,500      (8,397)
                                                          ----------  ----------

Financing Activities
Common stock issued ....................................       --           313
Long-term debt issued ..................................       --        53,000
Long-term debt retired .................................     (8,720)         (6)
Common stock repurchased ...............................     (2,340)       --
Notes payable - net ....................................     62,504       2,603
Dividends on common and preferred stock ................    (13,224)    (12,737)
                                                          ----------  ----------
    Net Cash Provided by Financing Activities ..........     38,220      43,173
                                                          ----------  ----------

Investing Activities
Capital expenditures ...................................    (34,451)    (29,885)
                                                          ----------  ----------
    Net Cash (Used in) Investing Activities ............    (34,451)    (29,885)
                                                          ----------  ----------

Increase in Cash and Cash Equivalents ..................      7,269       4,891
Cash and Cash Equivalents at Beginning of Period .......      9,708       4,589
                                                          ----------  ----------
Cash and Cash Equivalents at End of Period .............  $  16,977   $   9,480
                                                          ==========  ==========

Supplemental Disclosures of Cash Flow Information
  Income taxes paid ....................................  $      19   $       5
  Interest paid ........................................  $   1,660   $   1,532



a/  Includes amounts charged to other accounts.

See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A. In the opinion of Washington Gas Light Company (the Company), the accompanying Consolidated Financial Statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results for such periods. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

B. Due to the seasonal nature of the Company's business, the results of operations shown do not indicate the expected results for the fiscal year ended September 30, 1998.

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

E. On January 12, 1998, the Company issued a total of $10 million in Medium-Term Notes (MTNs) with a January 12, 2028 maturity date. The notes have a 30-year nominal life and a coupon rate of 6.57% per annum.

          In February 1998, the Company issued $12 million in MTNs and used part of the proceeds to redeem $11 million of the 8-3/4% Series First Mortgage Bonds. The Company paid a premium of $493,100 on the redemption. The $12 million in MTNs have a 30-year nominal life, maturing on February 15, 2028, and have a coupon rate of 6.72% per annum. The Company has an option to redeem the MTNs at any time, as a whole or in part, at the greater of: (1) par value; or (2) the price implied in the yield to maturity, plus 20 basis points, of a comparable-maturity Treasury security.

F. The Company plans to issue $30 million of 30-year MTNs in March 1998 for general corporate purposes. The Company's interest costs associated with issuing MTNs reflect comparable Treasury yields plus additional costs for issuing corporate debt.

          In order to lock in interest costs for the anticipated MTN issuance in March 1998, the Company, on December 4, 1997, entered into an agreement that reflects the forward sale of $27.5 million of 30-year Treasury bonds at a fixed price to be paid on March 16, 1998. The Company accounts for this transaction as a hedge of an anticipated transaction in accordance with Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts." Any gain or loss associated with this hedge will be recognized as a MTN debt issuance cost when the Company issues such debt. If the agreement is terminated without completing the anticipated MTN issuance, any gain or loss will be immediately recognized in earnings.

G. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (SFAS No.128) in the quarter ended December 31, 1997. Basic earnings per share (EPS) were computed by dividing net income applicable to common stock by the weighted average number of shares outstanding during the quarter. Diluted EPS assumes conversion of convertible preferred stock at the beginning of the applicable period. There was no change to previously reported EPS for the quarter ended December 31, 1996 as a result of adopting SFAS No. 128. A reconciliation of the numerators and denominators of the basic and diluted EPS computations is shown below:

                          WASHINGTON GAS LIGHT COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                   (continued)

                                                   For the Three Months Ended
                                                        December 31, 1997
                                              ----------------------------------
                                                                       Per-Share
                                                  Income     Shares      Amount
                                                  -------    ------    ---------
                                              (Thousands, Except Per Share Data)
    Basic EPS:
    Net Income Applicable to Common Stock ......  $37,791    43,651       $ 0.87

    Effect of Dilutive Securities:
    $4.60 and $4.36 Convertible Preferred Stock,
      Assuming Conversion on October 1, 1997 ...        2        27
                                                  -------    ------

    Diluted EPS:
    Net Income Applicable to Common Stock
      Plus Assumed Conversions .................  $37,793    43,678       $ 0.87
                                                  =======    ======       ======


                                                   For the Three Months Ended
                                                        December 31, 1996
                                                  ------------------------------
                                                                       Per-Share
                                                  Income      Shares      Amount
                                                  -------    ------    ---------

                                              (Thousands, Except Per Share Data)


    Basic EPS:
    Net Income Applicable to Common Stock ......  $37,091    43,711       $ 0.85

    Effect of Dilutive Securities:
    $4.60 and $4.36 Convertible Preferred Stock,
      Assuming Conversion on October 1, 1996 ...        3        28
                                                  -------    ------

    Diluted EPS:
    Net Income Applicable to Common Stock
      Plus Assumed Conversions .................  $37,094    43,739       $ 0.85
                                                  =======    ======       ======


                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

     This report may contain statements that are not based on historical facts and thereby constitute forward-looking statements. Certain words, such as, but not limited to, "estimates," "expects," "anticipates," "intends," "believes," and variations of these words, identify forward-looking statements that involve uncertainties and risks. Although the Company believes such forward-looking statements are based on reasonable assumptions, it cannot give assurance that such results will be reached. The Company makes such statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

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


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED DECEMBER 31, 1997 vs. DECEMBER 31, 1996
----------------------------------------------------------

Earnings
--------

    For the three months ended December 31, 1997, net income applicable to common stock totaled $37.8 million, or $0.7 million higher than the same period last year. Basic and diluted earnings per average common share were $0.87, or $0.02 per average common share higher than one year ago. Average common shares outstanding declined by less than 1% from the prior year, primarily due to the effect of the Company's repurchase of 88,700 common shares during the current quarter. The increase in net income applicable to common stock was primarily attributable to higher net revenues resulting from colder weather in the current quarter, and lower operation expenses. Partially offsetting these increases to earnings are higher depreciation and amortization, general and income taxes and interest expense.

Net Revenues
------------

    Net revenues for the period increased by $1.8 million (1.2%) from the same period last year to $155.5 million, primarily resulting from colder weather in the current quarter and the effect of increased customer meters. The table on the following page compares certain operating statistics for the quarters ended December 31, 1997 and 1996.

                                                            Three Months Ended
                                                            -------------------
                                                             Dec. 31,  Dec. 31,
                                                              1997       1996
                                                             --------  --------
Gas Sales and Deliveries  (thousands of therms)
  Gas Sold and Delivered
     Firm ..............................................     355,410   369,145
     Interruptible .....................................      28,712    54,397
     Electric Generation ...............................        --          51
                                                             -------   -------
                                                             384,122   423,593
                                                             -------   -------
  Gas Delivered for Others
     Firm ..............................................      24,326     3,322
     Interruptible .....................................      75,653    43,928
     Electric Generation ...............................      16,532    10,637
                                                             -------   -------
                                                             116,511    57,887
                                                             -------   -------
        Total Deliveries ...............................     500,633   481,480
                                                             =======   =======

Degree Days
     Actual ............................................       1,526     1,476
     Normal ............................................       1,376     1,376

Customer Meters  (end of period) .......................     813,898   789,897


Gas Delivered to Firm Customers

     The level of gas delivered to firm customers is highly sensitive to the variability of weather since a large portion of the Company's deliveries of natural gas is used for space heating. The Company's rates are based on normal weather. Weather for the three months ended December 31, 1997 was 10.9% colder than normal while weather for the same period last year was 7.3% colder than normal. The Company has no weather normalization tariff provision in any of its jurisdictions. However, the Company has declining block rates in two of its three major jurisdictions that reduce the impact on net revenues of deviations in weather from normal.

     Therm deliveries to firm customers include the amounts reflected in gas sold and delivered and gas delivered for others. Customers that do not acquire their gas supply from the Company do not affect net revenues since margins generated from delivering customer-owned gas are equivalent to those earned on bundled gas service. Firm therm deliveries increased by 7.3 million therms (2.0%) in the current quarter, primarily due to weather that was 3.4% colder than the same quarter last year and the effect of a 3.0% increase in the number of customer meters.

Gas Delivered to Interruptible Customers

     Therms delivered to interruptible customers, including gas sold and delivered and gas delivered for others, increased by 6.0 million therms (6.1%) in the current quarter. The increase in volumes delivered resulted primarily from the colder weather as compared to the same period last year. The effect on net income of changes in delivered volumes and prices to the interruptible class is minimized by margin-sharing arrangements that are part of the design of the Company's rates. Under these arrangements, the Company returns a majority of the margins earned on interruptible gas sales and deliveries to firm customers after it reaches a gross margin threshold or in exchange for the shifting of a portion of the fixed costs of providing service from the interruptible to the firm class.

Gas Delivered for Electric Generation

     The Company sells and/or transports gas to two customers with facilities in Maryland who use the supplies to generate electricity. Volumes delivered for electric generation in the current quarter increased by 5.8 million therms over the same period last year, primarily due to increased usage by these customers. The Company shares a significant majority of the margins earned on deliveries of gas to these customers with firm customers and, therefore, changes in volumes delivered between periods have an immaterial effect on net revenues and net income.

Other Operating Expenses
------------------------

     Operation and maintenance expenses declined by $2.3 million (4.2%) from the same period last year. This decrease is primarily attributable to lower labor costs due to a decline in employee levels, and the absence in the current quarter of miscellaneous operating provisions recorded in the same period last year.

     Depreciation and amortization increased by $851,000 (6.8%) primarily due to the Company's increased investment in new plant and equipment.

     General taxes rose by $823,000 (4.3%) primarily due to an increase in gross receipts taxes, reflecting higher revenues. Gross receipts taxes collected from customers are reflected in both revenues and general tax expense, and, therefore, there is no effect on net income. Higher property taxes resulting from increased investments in property also contributed to the increase.

     Income taxes, including amounts reflected in other income, increased by $499,000 (2.3%), due primarily to higher pre-tax income generated this quarter.

Other Income - Net
------------------

     Other income - net decreased by $439,000, primarily resulting from slightly lower earnings generated from non-utility activities.

Interest Expense
----------------

     Total interest expense increased by $508,000 (5.5%) from the same period last year, reflecting the following changes:

Composition of the Changes in Interest Expense:
                                                            Increase/(Decrease)
                                                            -------------------
                                                                (Thousands)

Long-term debt                                                      $539
Short-term notes payable                                             163
Other                                                               (194)
                                                                    -----
    Total                                                           $508
                                                                    =====

Long-Term - The increase in interest on long-term debt of $539,000 was primarily due to a $41.0 million rise in the average amount of long-term debt outstanding, partially offset by a decline of 0.19 percentage points in the weighted-average cost of such debt.

Short-Term Notes Payable - The increase in interest on short-term debt of $163,000 was due to a $7.3 million increase in the average amount of short-term debt outstanding and an increase of 0.22 percentage points in the weighted-average cost of such debt.

Other - Other interest expense decreased by $194,000, primarily reflecting a higher accrual in the current quarter for Allowance for Funds Used During Construction.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Short-Term Cash Requirements and Related Financing
--------------------------------------------------

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

     The Company uses short-term debt in the form of commercial paper and short-term bank loans to fund seasonal requirements. Alternative sources include unsecured lines of credit, some of which are seasonal, and $160 million in a revolving credit agreement maintained with a group of banks. The Company activates these financing options to support or replace the Company's commercial paper.

     At December 31, 1997, the Company had notes payable outstanding of $130.4 million ($56.3 million of bank loans and $74.1 million of commercial paper), as compared with $117.9 million ($37.9 million of bank loans and $80.0 million of commercial paper) at December 31, 1996. The increase in notes payable during the three months ended December 31, 1997 as compared to the same period last year was primarily due to the Company's increased use of short-term financing and the absence of long-term debt issuances in the current quarter. Total short-term debt outstanding increased by $62.5 million from the balance outstanding at September 30, 1997, reflecting the seasonality of borrowing and the effect of the Company's issuance of long-term debt in the latter part of fiscal year 1997, which resulted in a lower relative notes payable balance at September 30, 1997.

Long-Term Cash Requirements and Related Financing
-------------------------------------------------

     Capital expenditures for the first three months of fiscal year 1998 were $34.5 million with a budget of $168.8 million for the fiscal year. To fund construction expenditures and other capital requirements, the Company draws upon both internal and external sources of cash. The Company's ability to generate adequate cash internally depends upon a number of factors, including the timing and amount of rate increases received and the level of therm deliveries. The Company's last significant base rate increase became effective in December 1994. The number of customer meters and the variability of the weather almost exclusively affect the level of therms delivered.

     Operating activities provided net cash of $3.5 million during the first three months of fiscal year 1998 compared to $8.4 million of net cash used in operating activities for the same period in fiscal year 1997. The improvement was primarily derived from: (1) the effect of a shift from an undercollection of then current gas costs from customers in the prior year to an overcollection of current gas costs this year; (2) an increase in accrued taxes primarily due to higher taxable income in the current quarter, reflecting lower deductions for purchased gas costs; and (3) lower funds supporting accounts receivable and accrued utility revenues primarily due to a lower increase in gas costs in the current quarter. Partially offsetting these sources of cash were the following:
(1) a decreased source of cash reflected in accounts payable primarily due to a lower liability for gas purchases resulting from decreased gas prices near the end of the first quarter of fiscal year 1998; and (2) a decrease in net income before non-cash charges.

     During the first three months of fiscal year 1998, the Company retired $8.7 million of MTNs with coupon rates ranging from 6.43% to 7.53%. There were no issuances of long-term debt in the current quarter.

     During the quarter ended December 31, 1997, the Company paid $2.3 million to repurchase 88,700 shares of common stock.

     During the three months ended December 31, 1997, the Company sold, with recourse, $8.3 million of non-utility accounts receivable. This compares to $8.6 million sold in the three months ended December 31, 1996.


OTHER FACTORS AFFECTING THE COMPANY
-----------------------------------

Year 2000
---------

     Like all companies having business-application software programs written over many years and a computing infrastructure that includes computerized devices, the Company is also affected by the so-called "Year 2000" issue. These programs, which include, but are not limited to, the Company's customer service operations and financial systems, were written using two-year digits to define the applicable year, rather than four. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in the computer shutting down or performing incorrect computations. The computing infrastructure, including computerized devices, could contain date-sensitive software or electronics embedded in the equipment that could cause the devices to fail to operate or to operate inconsistently.

     The Company is completing the process of identifying the programs and infrastructure that could be affected by the Year 2000 issue and has developed an implementation plan to resolve the issue. The Company's plan includes individual strategies targeted at the specific nature of the year 2000 issues in each of the following areas: (1) business applications, including mainframe, telecommunications, networks, personal computers, electronic communications and user-developed and supported applications; (2) embedded systems, including equipment that operates such items as the Company's storage and distribution system, metering, fleet and buildings; and (3) vendor and supplier relationships.

     The plan includes the replacement of certain equipment and replacement or modification of certain software to recognize the turn of the century. The Company expects its review of embedded systems could require replacement or modification of some equipment or the electronics that control them. The
Company's review of vendors and suppliers could result in establishing new business relationships with alternate providers of products and services. The plan is currently expected to result in expenses of approximately $8 million to $10 million that will be incurred by the turn of the century.

     The plan also includes replacing certain existing systems with new systems that will be Year 2000 operational and will provide additional business management information. The costs to replace these systems, of approximately $15 million to $20 million, will be capitalized.

     The Company believes, with appropriate replacement or modifications, it will be able to operate its time-sensitive business-application software programs and infrastructure through the turn of the century.

                             PART II.   OTHER INFORMATION
                             ----------------------------


Item 5.
-------

Other Information
-----------------

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

B. On January 20, 1998, the Public Service Commission of the District of Columbia (PSC of DC) approved the Company's request to offer firm delivery service to large commercial customers. Under the PSC of DC's order, customers who use at least 60,000 therms of natural gas annually are eligible to purchase gas from third-party suppliers, including the Company's gas-marketing subsidiary. The Company continues to charge for delivering the natural gas under existing tariffs. The new rate schedule is expected to be effective April 1, 1998.

                                 -----------------

Item 6.
-------

Exhibits and Reports on Form 8-K
--------------------------------

(a)  Exhibits Filed Herewith:

                   Description                                Page in 10-Q
--------------------------------------------------------   -------------------

     27     Financial Data Schedule                           See separate
                                                                 volume
     99.0   Computation of Ratio of Earnings to Fixed Charges       "

     99.1   Computation of Ratio of Earnings to Fixed Charges       "
            and Preferred Stock Dividends

(b)  Reports on Form 8-K

     On December 9, 1997, the Company filed a Form 8-K reporting the election of James H. DeGraffenreidt, Jr. as President and Chief Executive Officer and Joseph M. Schepis as Executive Vice President and Chief Operating Officer, effective January 1, 1998, under Item 5. Patrick J. Maher continues to serve as Chairman of the Board.

                         SIGNATURE
                         ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   WASHINGTON GAS LIGHT COMPANY
                                                   ----------------------------
                                                           (Registrant)


Date      February 17, 1998                     /s/     Robert E. Tuoriniemi
    ----------------------------------          --------------------------------
                                                             Controller
                                                  (Principal Accounting Officer)