Form 10-Q
period 1998-03-31
WASHINGTON GAS LIGHT CO
filed 1998-05-15
CIK 104819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q


(Mark One)

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1998
                               -------------------------------------

                                         OR


[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to
                              ----------------------  --------------------------

Commission file number              1-1483
                      ----------------------------------------------------------


                          WASHINGTON GAS LIGHT COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


  District of Columbia and Virginia                       53-0162882
-----------------------------------------    -----------------------------------
   (State or other jurisdiction              (I.R.S.Employer Identification No.)
 of incorporation or organization)


1100 H Street, N. W., Washington, D. C.                     20080
-----------------------------------------    ----------------------------------
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

                                Yes   X    No
                                    -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $1.00 par value        43,629,425                  April 30, 1998
----------------------------    --------------------       --------------------
           Class                  Number of Shares                  Date

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------


                                      INDEX

                                                                        Page No.
    ..................................................................
PART  I. Financial Information:

         Item 1.  Financial Statements

            Consolidated Balance Sheets -
                  March 31, 1998 and September 30, 1997 ..............    2-3

            Consolidated Statements of Income -
                  Three Months Ended March 31, 1998 and 1997 .........      4

            Consolidated Statements of Income -
                  Six Months Ended March 31, 1998 and 1997 ...........      5

            Consolidated Statements of Cash Flows -
                  Six Months Ended March 31, 1998 and 1997 ...........      6

            Notes to Consolidated Financial Statements ...............   7-10

         Item 2. Management's  Discussion and Analysis of Financial
         Condition and Results of Operations .........................  11-19

PART II. Other Information:

         Item 4.  Submission of Matters to a Vote of
                  Security Holders  ..................................     20

         Item 5.  Other Information ..................................     21

         Item 6.  Exhibits and Reports on Form 8-K ...................     22

         Signature ...................................................     22


                                        1

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                         Mar. 31,      Sept. 30,
                                                           1998          1997
                                                       ----------     ----------
                                                       (Unaudited)
                                                               (Thousands)
ASSETS
Property, Plant and Equipment
  At original cost                                     $1,911,103    $1,846,471
  Accumulated depreciation and amortization              (653,491)     (629,334)
                                                       ----------    ----------
                                                        1,257,612     1,217,137
                                                       ----------    ----------
Current Assets
  Cash and cash equivalents                                11,505         9,708
  Accounts receivable                                     188,040        65,232
  Gas costs due from customers                              6,481         9,445
  Allowance for doubtful accounts                         (11,353)      (11,043)
  Accrued utility revenues                                 48,285        21,020
  Materials and supplies--principally at average cost      15,305        15,186
  Storage gas--at cost (first-in, first-out)               23,821        81,072
  Deferred income taxes                                    18,692        17,447
  Other prepayments--principally taxes                     10,687        11,907
  Other current assets                                      1,062             -
                                                       ----------    ----------
                                                          312,525       219,974
                                                       ----------    ----------
 Deferred Charges and Other Assets
  Regulatory assets--deferred purchased gas costs               -         4,447
  Regulatory assets--other                                 96,386        97,509
  Other                                                    17,990        12,965
                                                       ----------    ----------
                                                          114,376       114,921
                                                       ----------    ----------
    Total                                              $1,684,513    $1,552,032
                                                       ==========    ==========




See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                        Mar. 31,      Sept. 30,
                                                          1998           1997
                                                       ----------     ----------
                                                       (Unaudited)
                                                              (Thousands)
CAPITALIZATION AND LIABILITIES
Capitalization
  Common shareholders' equity                          $  652,375    $  589,035
  Preferred stock                                          28,426        28,430
  Long-term debt                                          474,729       431,575
                                                       ----------    ----------
                                                        1,155,530     1,049,040
                                                       ----------    ----------
Current Liabilities
  Current maturities of long-term debt                     28,706        20,862
  Notes payable                                            14,445        67,900
  Accounts payable                                        117,701        99,578
  Wages payable                                            14,233        13,590
  Dividends declared                                       13,424        13,224
  Customer deposits and advance payments                    8,898        16,662
  Accrued taxes and interest                               54,398        10,934
  Pipeline refunds due to customers                         1,289         6,054
  Gas costs due to customers                                3,363         2,418
                                                       ----------    ----------
                                                          256,457       251,222
                                                       ----------    ----------
Deferred Credits
  Unamortized investment tax credits                       20,958        21,427
  Deferred income taxes                                   132,869       136,682
  Regulatory liabilities--deferred purchased gas costs     19,964          -
  Other regulatory liabilities and other deferred credits  98,735        93,661
                                                       ----------    ----------
                                                          272,526       251,770
                                                       ----------    ----------
    Total                                              $1,684,513    $1,552,032
                                                       ==========    ==========




See accompanying Notes to Consolidated Financial Statements.

                             WASHINGTON GAS LIGHT COMPANY
                             ----------------------------
                           CONSOLIDATED STATEMENTS OF INCOME
                           ---------------------------------
                                      (Unaudited)


                                                          Three Months Ended
                                                        -----------------------
                                                        Mar. 31,       Mar. 31,
                                                          1998           1997
                                                        --------      ---------
                                                         (Thousands, Except Per
                                                              Share Data)

    ................................................
Operating Revenues .................................    $390,221       $431,465
Cost of Gas ........................................     210,003        242,888
                                                        --------       --------
Net Revenues .......................................     180,218        188,577
                                                        --------       --------

Other Operating Expenses
  Operation ........................................      40,890         42,160
  Maintenance ......................................       9,802          8,113
  Depreciation and amortization ....................      13,734         12,819
  General taxes ....................................      23,894         24,854
  Income taxes .....................................      30,197         33,670
                                                        --------       --------
                                                         118,517        121,616
                                                        --------       --------

Operating Income ...................................      61,701         66,961
Other Income - Net .................................       1,498          1,106
                                                        --------       --------
Income Before Interest Expense .....................      63,199         68,067

Interest Expense
  Interest on long-term debt .......................       8,196          7,720
  Other ............................................       1,274          1,203
                                                        --------       --------
                                                           9,470          8,923
                                                        --------       --------

Net Income .........................................      53,729         59,144
Dividends on Preferred Stock .......................         333            333
                                                        --------       --------

Net Income Applicable to Common Stock ..............    $ 53,396       $ 58,811
                                                        ========       ========

Average Common Shares Outstanding ..................      43,628         43,706
                                                        ========       ========

Earnings per Average Common Share - Basic ..........    $   1.22       $   1.35
                                                        ========       ========
Earnings per Average Common Share - Diluted ........    $   1.22       $   1.34
                                                        ========       ========

Dividends Declared per Common Share ................    $  0.300       $  0.295
                                                        ========       ========





See accompanying Notes to Consolidated Financial Statements.

                             WASHINGTON GAS LIGHT COMPANY
                             ----------------------------
                           CONSOLIDATED STATEMENTS OF INCOME
                           ---------------------------------
                                      (Unaudited)

                                                            Six Months Ended
                                                        -----------------------

                                                        Mar. 31,       Mar. 31,
                                                          1998           1997
                                                        --------      ---------
                                                         (Thousands, Except Per
                                                              Share Data)


    ................................................
Operating Revenues .................................    $757,768       $776,423
Cost of Gas ........................................     422,049        434,162
                                                        --------       --------
Net Revenues .......................................     335,719        342,261
                                                        --------       --------

Other Operating Expenses
  Operation ........................................      83,991         87,906
  Maintenance ......................................      19,039         16,980
  Depreciation and amortization ....................      27,165         25,398
  General taxes ....................................      43,663         43,800
  Income taxes .....................................      52,458         55,160
                                                        --------       --------
                                                         226,316        229,244
                                                        --------       --------

Operating Income ...................................     109,403        113,017
Other Income - Net .................................       1,611          1,657
                                                        --------       --------
Income Before Interest Expense .....................     111,014        114,674

Interest Expense
  Interest on long-term debt .......................      16,188         15,173
  Other ............................................       2,973          2,933
                                                        --------       --------
                                                          19,161         18,106
                                                        --------       --------

Net Income .........................................      91,853         96,568
Dividends on Preferred Stock .......................         666            666
                                                        --------       --------

Net Income Applicable to Common Stock ..............    $ 91,187       $ 95,902
                                                        ========       ========

Average Common Shares Outstanding ..................      43,645         43,710
                                                        ========       ========

Earnings per Average Common Share - Basic ..........    $   2.09       $   2.19
                                                        ========       ========
Earnings per Average Common Share - Diluted ........    $   2.09       $   2.19
                                                        ========       ========

Dividends Declared per Common Share ................    $  0.595       $  0.580
                                                        ========       ========




See accompanying Notes to Consolidated Financial Statements.

                             WASHINGTON GAS LIGHT COMPANY
                             ----------------------------
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         -------------------------------------
                                      (Unaudited)

                                                            Six Months Ended
                                                        -----------------------
                                                        Mar. 31,       Mar. 31,
                                                          1998           1997
                                                        --------      ---------
                                                              (Thousands)
Operating Activities
Net income ............................................ $ 91,853       $ 96,568
Adjustments to reconcile net income to net cash provided
    by operating activities:
  Depreciation and amortization a/ ....................   29,856         29,007
  Deferred income taxes - net .........................   (4,946)        (3,440)
  Amortization of investment tax credits ..............     (470)          (479)
  Allowance for funds used during construction ........     (378)          (179)
  Other noncash (credits) - net .......................     (421)        (1,520)
                                                        --------       --------
                                                         115,494        119,957
Changes in assets and  liabilities
(net of effects from purchase of non-utility companies):
  Accounts receivable and accrued utility revenues .... (144,205)      (145,813)
  Gas costs due from/to customers - net ...............    3,909         15,236
  Storage gas .........................................   57,251         62,052
  Other prepayments - principally taxes ...............    1,283          1,971
  Accounts and wages payable ..........................   14,738         12,085
  Customer deposits and advance payments ..............   (7,764)        (6,553)
  Accrued taxes and interest ..........................   43,401         48,693
  Pipeline refunds due to customers ...................   (4,765)        (9,466)
  Deferred purchased gas costs ........................   24,411         13,367
  Other - net .........................................    2,560         (1,700)
                                                        --------       --------
    Net Cash Provided by Operating Activities .........  106,313        109,829
                                                        --------       --------

Financing Activities
Common stock issued ...................................     --              312
Long-term debt issued .................................   72,000         83,788
Long-term debt retired ................................  (23,733)       (35,506)
Premium on long-term debt retired .....................     (493)        (1,422)
Common stock repurchased ..............................   (2,340)          --
Notes payable - net of effects from purchase
  of non-utility companies ............................  (54,800)       (64,715)
Dividends on common and preferred stock ...............  (26,425)       (25,583)
                                                        --------       --------
    Net Cash (Used in) Financing Activities ...........  (35,791)       (43,126)
                                                        --------       --------

Investing Activities
Capital expenditures ..................................  (67,354)       (60,600)
Sale of Venture Funds .................................    1,619           --
Payment for purchase of non-utility companies
  (net of cash acquired) ..............................   (2,990)          --
                                                        --------       --------
    Net Cash (Used in) Investing Activities ...........  (68,725)       (60,600)
                                                        --------       --------

Increase in Cash and Cash Equivalents .................    1,797          6,103
Cash and Cash Equivalents at Beginning of Period ......    9,708          4,589
                                                        --------       --------
Cash and Cash Equivalents at End of Period ............ $ 11,505       $ 10,692
                                                        ========       ========

Supplemental Disclosures of Cash Flow Information
  Income taxes paid ................................... $ 18,889       $ 14,462
  Interest paid ....................................... $ 19,156       $ 17,965

a/  Includes amounts charged to other accounts.

See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)


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

E. During the six months ended March 31, 1998, the Company issued a total of $72 million in Medium-Term Notes (MTNs). Of the total amount, $20 million of the notes have a 25-year nominal life and the remaining $52 million have a 30-year nominal life. The coupon rates range from 6.57% to 6.85%. For $62 million of these MTNs, the Company has an option to redeem the MTNs at any time, as a whole or in part, at the greater of: (1) par value; or (2) the price implied in the yield to maturity, plus 20 basis points, of a comparable-maturity Treasury security. The remaining $10 million in MTNs cannot be redeemed prior to maturity.

     In February 1998, the Company used part of the proceeds of the MTN issuances to redeem $11 million of the 8-3/4% Series First Mortgage Bonds. The Company paid a premium of $493,000 on the redemption.

F. At March 31, 1998, the Company had a short-term revolving credit agreement with a group of banks that allows the Company to borrow up to $160 million. The agreement, which had an original expiration date of May 23, 1998, has been extended for one year, with a new expiration date of May 22, 1999. The agreement allows for another annual extension next year, with an ultimate termination date no later than May 26, 2000.

G. On March 25, 1998, the Company acquired a 100% interest in American Combustion, Inc. and American Combustion Industries, Inc. The two companies will be jointly operated under the name ACI. ACI is a heating, ventilating and air-conditioning contracting firm serving commercial customers in the Washington, D.C. metropolitan area. The purchase price of $5.0 million was financed with $3.0 million in available cash resources and the issuance of a $2.0 million promissory note that is being repaid in monthly installments over two years. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over net assets acquired was recognized as goodwill and is being amortized on a straight-line basis over 15 years. The impact of this acquisition is expected to be immaterial to the Company's financial condition and results of operations.

H. In those years when the Company does not request a modification of its basic rates in a prior twelve-month period, the Company is required to make a filing with the State Corporation Commission of Virginia (SCC of VA) that provides the basis for the staff of the commission to make a recommendation to the SCC of VA on the reasonableness of the Company's rates on a prospective basis. Such a filing was made by the Company in March 1997 on the basis of its results of operations for the twelve months ended December 31, 1996. In August 1997, the staff of the commission filed a

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)

                                   (continued)

     report with the SCC of VA after having reviewed the Company's most recent filing. Although the staff report concluded that the Company earned in excess of the allowed range of the granted return on equity for the twelve months ended December 31, 1996, it did not recommend that rates be adjusted on a prospective basis. However, the staff did conclude that the Company's earnings level in calendar year 1996 had effectively allowed it to recover certain regulatory assets associated with losses on reacquired debt that were recorded on the Company's books at December 31, 1996 and thus recommended that these regulatory assets be written off. The write-off proposed by the staff amounts to $3.3 million ($2.1 million after income taxes).

     The Company has taken exception to the staff's report and both the Company and staff have participated in a hearing in which the positions of both parties were presented before a Hearing Examiner. The Company believes that the staff's recommendation was not made in accordance with the procedures that have been established by the commission and that it violates the prohibition against retroactive ratemaking. A decision of the Hearing Examiner is expected in the relatively near future.

     On April 30, 1998, as the result of a proceeding before the SCC of VA of a non-affiliated gas utility, the Hearing Examiner issued a report recommending that the SCC of VA issue an order finding that the utility's earnings level had effectively allowed it to recover certain regulatory assets and thus recommended that those regulatory assets be written off. The SCC of VA has yet to issue its order either approving, modifying or denying the Hearing Examiner's recommendation. The Company believes the facts in that proceeding and the nature of the regulatory assets involved differ from those being considered in its proceeding.

     The Company continues to believe that the regulatory assets recorded on its books applicable to operations in Virginia are probable of recovery. However, if the staff of the SCC of VA prevails in requiring the Company to write off the Virginia portion of the regulatory asset related to losses on reacquired debt, the Company believes it is likely that it will have to write off an additional $11.0 million of other regulatory assets associated with Virginia operations that were recorded at March 31, 1998.

I. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (SFAS No.128) in the first quarter of fiscal year 1998. Basic and diluted earnings per share (EPS) shown below for the three and six months ended March 31, 1997 are the same as previously reported primary and fully diluted EPS, respectively, for those periods. A reconciliation of the numerators and denominators of basic and diluted EPS computations for the three and six months ending March 31, 1998 and 1997 is shown on the following pages:

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)

                                   (continued)



                                                  For the Three Months Ended
                                                        March 31, 1998
                                              ----------------------------------
                                                                      Per-Share
                                                 Income      Shares     Amount
                                                 ------      ------     ------
                                              (Thousands, Except Per Share Data)
Basic EPS:
Net Income Applicable to Common Stock            $53,396     43,628     $1.22

Effect of Dilutive Securities:
$4.60 and $4.36 Convertible Preferred Stock,
  Assuming Conversion on January 1, 1998               3         27
                                                 -------     ------

Diluted EPS:
Net Income Applicable to Common Stock
  Plus Assumed Conversions                       $53,399     43,655     $1.22
                                                 =======     ======     =====

                                                  For the Three Months Ended
                                                        March 31, 1997
                                              ----------------------------------
                                                                      Per-Share
                                                 Income      Shares     Amount
                                                 ------      ------     ------
                                              (Thousands, Except Per Share Data)
Basic EPS:
Net Income Applicable to Common Stock            $58,811     43,706     $1.35

Effect of Dilutive Securities:
$4.60 and $4.36 Convertible Preferred Stock,
  Assuming Conversion on January 1, 1997               3         28
                                                 -------     ------

Diluted EPS:
Net Income Applicable to Common Stock
  Plus Assumed Conversions                       $58,814     43,734     $1.34
                                                 =======     ======     =====

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)

                                   (continued)

                                                  For the Six Months Ended
                                                        March 31, 1998
                                              ----------------------------------
                                                                      Per-Share
                                                 Income      Shares     Amount
                                                 ------      ------     ------
                                              (Thousands, Except Per Share Data)
    Basic EPS:
    Net Income Applicable to Common Stock        $91,187      43,645    $2.09

    Effect of Dilutive Securities:
    $4.60 and $4.36 Convertible Preferred Stock,
      Assuming Conversion on October 1, 1997           6          26
                                                 -------      ------

    Diluted EPS:
    Net Income Applicable to Common Stock
      Plus Assumed Conversions                   $91,193      43,671    $2.09
                                                 =======      ======    =====


                                                  For the Six Months Ended
                                                       March 31, 1997
                                              ----------------------------------
                                                                      Per-Share
                                                 Income      Shares     Amount
                                                 ------      ------     ------
                                              (Thousands, Except Per Share Data)
    Basic EPS:
    Net Income Applicable to Common Stock        $95,902     43,710     $2.19

    Effect of Dilutive Securities:
    $4.60 and $4.36 Convertible Preferred Stock,
      Assuming Conversion on October 1, 1996           6         27
                                                 -------     ------

    Diluted EPS:
    Net Income Applicable to Common Stock
      Plus Assumed Conversions                   $95,908     43,737     $2.19
                                                 =======     ======     =====

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


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 1998 vs. MARCH 31, 1997
----------------------------------------------------

Earnings
--------

     For the three months ended March 31, 1998, net income applicable to common stock totaled $53.4 million, or $5.4 million lower than the same quarter last year. Basic earnings per average common share were $1.22, or $0.13 per average common share lower than one year ago. Diluted earnings per average common share were $1.22, or $0.12 per average common share lower than the diluted earnings per share of $1.34 for the same quarter last year. Convertible preferred stock had a dilutive effect on earnings per average common share for the quarter last year. Average common shares outstanding declined by less than 1% from the prior year, primarily due to the effect of the Company's repurchase of 88,700 common shares during the first quarter of fiscal year 1998. The decrease in net income applicable to common stock was directly attributable to weather that was 3.8 percent warmer than the same period last year, resulting in a decline in firm therms delivered and the associated net revenues.

Net Revenues
------------

    Net revenues for the period declined by $8.4 million (4.4%) from the same period last year to $180.2 million. The table on the following page compares certain operating statistics for the quarters ended March 31, 1998 and 1997.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                   (continued)

                                                           Three Months Ended
                                                        -----------------------
                                                         Mar. 31,      Mar. 31,
                                                           1998          1997
                                                        ---------      --------
Gas Sales and Deliveries  (thousands of therms)
  Gas Sold and Delivered
     Firm                                                419,008        484,255
     Interruptible                                        27,323         53,278
                                                        --------       --------
                                                         446,331        537,533
                                                        --------       --------
  Gas Delivered for Others
     Firm                                                 44,287         10,620
     Interruptible                                        79,518         54,879
     Electric Generation                                  11,439          9,587
                                                        --------       --------
                                                         135,244         75,086
                                                        --------       --------
        Total Deliveries                                 581,575        612,619
                                                        ========       ========

Degree Days
     Actual                                                1,851          1,924
     Normal                                                2,157          2,152

Customer Meters  (end of period)                         821,956        796,653

Gas Delivered to Firm Customers

     The level of gas delivered to firm customers is highly sensitive to the variability of weather since a large portion of the Company's deliveries of natural gas is used for space heating. The Company's rates are based on normal weather. Weather for the three months ended March 31, 1998 was 14.2% warmer than normal while weather for the same period last year was 10.6% warmer than normal. The Company has no weather normalization tariff provision in any of its jurisdictions. However, the Company has declining block rates in two of its three major jurisdictions that reduce the impact on net revenues of deviations in weather from normal.

     Therm deliveries to firm customers include the amounts reflected in gas sold and delivered and gas delivered for others. Customers that do not acquire their gas supply from the Company do not affect net revenues since margins generated from delivering customer-owned gas are equivalent to those earned on bundled gas service. Firm therm deliveries decreased by 31.6 million therms (6.4%) in the current quarter, primarily due to weather that was 3.8% warmer than the same quarter last year, partially offset by the effect of a 3.2% increase in the number of customer meters.

Gas Delivered to Interruptible Customers

     Therms delivered to interruptible customers, including gas sold and delivered and gas delivered for others, declined by 1.3 million therms (1.2%) in the current quarter. The decrease in volumes delivered resulted primarily from the warmer weather as compared to the same period last year. The effect on net income of changes in delivered volumes and prices to the interruptible class is minimized by margin-sharing arrangements that are part of the design of the Company's rates. Under these arrangements, the Company returns a majority of the margins earned on interruptible gas sales and deliveries to firm customers after it

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                   (continued)

reaches a gross margin threshold or in exchange for the shifting of a portion of the fixed costs of providing service from the interruptible to the firm class.

Gas Delivered for Electric Generation

     The Company sells and/or transports gas to two customers with facilities in Maryland who use the supplies to generate electricity. Volumes delivered for electric generation in the current quarter increased by 1.9 million therms over the same period last year, primarily due to greater downtime at one of the facilities during the second quarter of fiscal year 1997. The Company shares a significant majority of the margins earned on deliveries of gas to these customers with firm customers and, therefore, changes in volumes delivered between periods have an immaterial effect on net revenues and net income.

Other Operating Expenses
------------------------

     Operation and maintenance expenses increased by $419,000 (0.8%) from the same period last year. This increase is primarily attributable to increased costs related to the modification of business-application software and computing infrastructure to comply with Year 2000 requirements, as well as costs incurred in connection with the replacement of certain existing computer systems to provide additional business management information. Partially offsetting this increase are lower labor costs due to a decline in employee levels, a lower provision for injuries and damages, and decreased bad debt expenses reflecting lower revenues due to the warmer weather.

     Depreciation and amortization increased by $915,000 (7.1%) primarily due to the Company's increased investment in new plant and equipment.

     General taxes declined by $960,000 (3.9%) primarily due to a decrease in gross receipts taxes, reflecting lower revenues caused by the warmer weather in the current quarter. Gross receipts taxes collected from customers are reflected in both revenues and general tax expense, and, therefore, there is no effect on net income.

     Income taxes, including amounts reflected in other income, decreased by $3.9 million (11.3%), primarily due to lower pre-tax income generated this quarter.

Other Income - Net
------------------

     Other income - net increased by $392,000, including a $1.6 million gain on the sale of investments in venture capital funds. Partially offsetting this increase were lower amounts generated from other non-utility activities, including the effect of the reversal of valuation reserves recorded in the same period last year.

Interest Expense
----------------

     Total interest expense increased by $547,000 (6.1%) from the same period last year, reflecting the following changes:

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                   (continued)


Composition of the Changes in Interest Expense:

                                                            Increase/(Decrease)
                                                            -------------------
                                                                (Thousands)
Long-term debt                                                     $ 476
Short-term notes payable                                              86
Other                                                              (  15)
                                                                   -----
    Total                                                          $ 547
                                                                   =====

Long-Term Debt - The increase in interest on long-term debt of $476,000 was primarily due to a $47.2 million rise in the average amount of long-term debt outstanding, partially offset by a decline of 0.36 percentage points in the weighted-average cost of such debt.

Short-Term Notes Payable - The increase in interest on short-term debt of $86,000 was due to a $2.6 million increase in the average amount of short-term debt outstanding and an increase of 0.26 percentage points in the weighted-average cost of such debt.


SIX MONTHS ENDED MARCH 31, 1998 vs. MARCH 31, 1997
--------------------------------------------------

Earnings
--------

     For the six months ended March 31, 1998, net income applicable to common stock totaled $91.2 million, or $4.7 million lower than the same period last year. Basic and diluted earnings per average common share were $2.09, or $0.10 per average common share lower than one year ago. Average common shares outstanding declined by less than 1% from the prior year. The decrease in net income applicable to common stock was primarily attributable to lower net revenues resulting from the detrimental effects of the warmer weather experienced in the second quarter of this year, partially offset by lower operation and maintenance expenses.

Net Revenues
------------

     Net revenues for the period declined by $6.5 million (1.9%) from the same period last year to $335.7 million. Weather for the six months ended March 31, 1998 was 4.4% warmer than normal while weather for the same period last year was 3.6% warmer than normal. Weather for the period this year was less than 1% warmer than for the same period last year. The table on the following page compares certain operating statistics for the six months ended March 31, 1998 and 1997.

                             WASHINGTON GAS LIGHT COMPANY
                             ----------------------------
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ------------------------------------------------

                                     (continued)

                                                            Six Months Ended
                                                       -------------------------
                                                        Mar. 31,        Mar. 31,
                                                          1998            1997
                                                       ----------      ---------
Gas Sales and Deliveries  (thousands of therms)
  Gas Sold and Delivered
     Firm                                                774,418         853,400
     Interruptible                                        56,035         107,675
     Electric Generation                                   -                  51
                                                       ---------       ---------
                                                         830,453         961,126
                                                       ---------       ---------
  Gas Delivered for Others
     Firm                                                 68,613          13,942
     Interruptible                                       155,171          98,807
     Electric Generation                                  27,971          20,224
                                                       ---------       ---------
                                                         251,755         132,973
                                                       ---------       ---------
        Total Deliveries                               1,082,208       1,094,099
                                                       =========       =========

Degree Days
     Actual                                                3,377           3,400
     Normal                                                3,533           3,528

Customer Meters  (end of period)                         821,956         796,653

Gas Delivered to Firm Customers

     Firm therm deliveries, including gas sold and delivered and gas delivered for others, decreased by 24.3 million therms (2.8%) in the current period, primarily due to warmer weather in the second quarter of this year, partially offset by the effect of a 3.2% increase in the number of customer meters.

Gas Delivered to Interruptible Customers

     Therms delivered to interruptible customers, including gas sold and delivered and gas delivered for others, increased by 4.7 million therms (2.3%) in the current period. The increase in volumes delivered resulted primarily from colder weather in the first quarter of fiscal year 1998, during which there were no interruptions in service to interruptible customers. As a result of the previously mentioned margin-sharing arrangements in each of the Company's jurisdictions, the effect on net income of increased deliveries to interruptible customers was minimal.

Gas Delivered for Electric Generation

     Volumes delivered for electric generation in the current six-month period increased by 7.7 million therms over the same period last year, primarily due to increased usage by these customers during the first quarter of fiscal year 1998. Margins earned on such deliveries are being shared with firm customers as described previously in this report.

Other Operating Expenses
------------------------

     Operation and maintenance expenses decreased by $1.9 million (1.8%) from the same period last year. This decrease is primarily attributable to lower labor costs resulting from a decline in employee levels

                             WASHINGTON GAS LIGHT COMPANY
                             ----------------------------
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ------------------------------------------------

                                     (continued)

and a lower provision for injuries and damages. Partially offsetting these decreases are increased costs related to the Year 2000, as described previously in this report.

     Depreciation and amortization increased by $1.8 million (7.0%) primarily due to the Company's increased investment in new plant and equipment.

     General taxes declined by $137,000 (0.3%) primarily due to a decrease in gross receipts taxes, reflecting lower revenues. As previously mentioned in this report, gross receipts taxes collected from customers are reflected in both revenues and general tax expense, and, therefore, there is no effect on net income. Higher property taxes resulting from increased investments in property partially offset this decline.

     Income taxes, including amounts reflected in other income, decreased by $3.4 million (6.0%), primarily due to lower pre-tax income generated in the current six-month period.

Other Income - Net
------------------

     Other income - net decreased by $46,000, primarily due to lower amounts generated from non-utility activities, including the effect of the reversal of valuation reserves recorded last year. These decreases were largely offset by a $1.6 million gain on the sale of investments in venture capital funds.

Interest Expense
----------------

     Total interest expense increased by $1,055,000 (5.8%) from the same period last year, reflecting the following changes:

Composition of the Changes in Interest Expense:

                                                     Increase/(Decrease)
                                                     -------------------
                                                         (Thousands)

Long-term debt                                              $ 1,015
Short-term notes payable                                        249
Other                                                          (209)
                                                            -------
    Total                                                   $ 1,055
                                                            =======

Long-Term Debt - The increase in interest on long-term debt of $1,015,000 was primarily due to a $44.1 million rise in the average amount of long-term debt outstanding, partially offset by a decline of 0.28 percentage points in the weighted-average cost of such debt.

Short-Term Notes Payable - The increase in interest on short-term debt of $249,000 was due to a $5.0 million increase in the average amount of short-term debt outstanding and an increase of 0.24 percentage points in the weighted-average cost of such debt.

Other - Other interest expense decreased by $209,000, primarily reflecting a higher accrual in the current period for Allowance for Funds Used During Construction.

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

     The Company uses short-term debt in the form of commercial paper and short-term bank loans to fund seasonal requirements. Alternative sources include unsecured lines of credit, some of which are seasonal, and $160 million in a revolving credit agreement maintained with a group of banks. The Company utilizes these financing options to support or replace the Company's commercial paper.

     Excluding current maturities, the Company had $14.4 million and $50.6 million of short-term debt outstanding as of March 31, 1998 and March 31, 1997, respectively. At March 31, 1998, the Company had outstanding $13.1 million of commercial paper and $1.3 million of various secured short-term bank loans reflected on the books of newly acquired non-utility companies. This represented a decline of $53.5 million from the balance outstanding at September 30, 1997 reflecting the seasonality of the Company's cash requirements.

Long-Term Cash Requirements and Related Financing
-------------------------------------------------

     Capital expenditures for the first six months of fiscal year 1998 were $67.4 million with a budget of $168.8 million for the fiscal year. To fund construction expenditures and other capital requirements, the Company draws upon both internal and external sources of cash. The Company's ability to generate adequate cash internally depends upon a number of factors, including the timing and amount of rate increases received and the level of therm deliveries. The Company's last significant base rate increase became effective in December 1994. The number of customer meters and the variability of the weather almost exclusively affect the level of therms delivered.

     Net cash provided by operating activities, net of the effects from the purchase of non-utility companies, was $106.3 million during the first six months of fiscal year 1998 and compares to $109.8 million for the same period last year. The slight decrease was primarily due to a lower source of funds provided from net income before non-cash items resulting from the warmer weather experienced this year. Changes in working capital remained essentially the same for the six months ended March 31, 1998 and 1997.

     The table on the following page summarizes the Company's issuances of long-term debt, consisting entirely of MTNs, in the six months ended March 31, 1998:

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                   (continued)

                            Medium-Term Notes Issued
                            ------------------------

                                                   Fiscal Year
                   Amount of                        Maturity
  Date Issued       Issuance        Coupon Rate       Date
 --------------   -----------       -----------    -----------

 January 1998     $10 million          6.57%          2028

 February 1998    $12 million          6.72%          2028

  March 1998      $ 4 million          6.85%          2028

  March 1998      $26 million          6.81%          2028

  March 1998      $20 million          6.65%          2023
                  -----------
     Total        $72 million
                  ===========

     The $12.0 million MTN issuance in February 1998 was used for the retirement of $11 million of 8-3/4% Series First Mortgage Bonds. The Company paid a premium of $493,000 on the redemption. Additional retirements of long-term debt in the six months ended March 31, 1998 included $8.7 million of MTNs with coupon rates ranging from 6.43% to 7.53% and $4.0 million of 8-5/8% Series First Mortgage Bonds.

      During the first quarter of fiscal year 1998, the Company paid $2.3 million to repurchase 88,700 shares of common stock.

      In January 1998, the Company received $1.6 million from the sale of investments in venture capital funds. In March 1998, the Company financed the purchase of non-utility companies with $3.0 million in cash and $2.0 million of debt financing that is being repaid in monthly installments over two years.

      During the six months ended March 31, 1998, the Company sold, with recourse, $15.8 million of non-utility accounts receivable. This compares to $19.2 million sold in the six months ended March 31, 1997.


OTHER FACTORS AFFECTING THE COMPANY
-----------------------------------

Year 2000
---------

     Like all companies with business-application software programs written over many years and computing infrastructure including computerized devices, the Company is also affected by the so-called "Year 2000" issue. These programs, which include, but are not limited to, the Company's customer service, operations and financial systems, were written using two-year digits to define the applicable year, rather than four-digit years. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in the computer shutting down or performing incorrect computations. The computing infrastructure, including computerized devices, could contain date-sensitive software or electronics embedded in the equipment that could cause the devices to fail to operate or to operate inconsistently.

      The Company is completing the process of identifying the systems and infrastructure that could be affected by the Year 2000 issue and is developing an implementation program to resolve the issue. This process includes implementing individual strategies targeted at the specific nature of the Year 2000 issues

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                   (continued)

in each of the following areas: (1) business applications, including mainframe, telecommunications, networks, personal computers, electronic communications and user-developed and supported applications; (2) embedded systems, including equipment that operates such items as the Company's storage and distribution system, metering, fleet and buildings; and (3) vendor and supplier relationships.

      Resolving Year 2000 issues will likely include the replacement of certain equipment, modification of certain software to recognize the turn of the century, or replacement of certain software systems with new systems that provide additional business management information as well as recognize four-digit dates. The Company's review of vendors and suppliers could result in establishing new business relationships with alternate providers of products and services.

      The Company's Year 2000 strategies include contingency planning, such as alternative methods to operate critical systems.

     The Year 2000 efforts are currently expected to result in expenses of approximately $8 million to $10 million that will be incurred by the turn of the century. Also, the Company is replacing certain existing business application software systems with new systems that will be Year 2000 operational and will provide additional business management information. Most of the costs to replace these systems, of approximately $15 million to $20 million, will be capitalized. Until the Company has completed further analysis of the impacts of the Year 2000 issue on its embedded systems, vendor and supplier relationships, and contingency planning, it is unable to estimate the additional costs, if any, it may incur as a result of its efforts.

     Each of the components of the Company's Year 2000 effort is progressing and the Company believes it is taking reasonable steps necessary to be able to operate through the turn of the century and thereafter.

Sale of Propane Operations
--------------------------

      On May 1, 1998, the Company sold the propane assets of its Frederick Gas division. As a result of this transaction, the Company will recognize a gain of approximately $2 million (pre-tax) in the third quarter of fiscal year 1998. In fiscal year 1997, net income from propane sales amounted to less than one-half of 1% of the Company's total net income. The Company's Frederick Gas division, which previously served approximately 2,900 propane customers, will continue to provide natural gas and energy-related services to its approximately 15,000 customers in Frederick County, Maryland.

                           PART II. OTHER INFORMATION
                          ----------------------------

Item 4.
-------

Submission of Matters to a Vote of Security Holders
---------------------------------------------------

(a) The annual meeting of stockholders was held on February 20, 1998.

(c) Matters voted upon at the meeting:

         The following individuals were elected to the Board of Directors at the annual meeting on February 20, 1998:

         Director                       Votes in Favor    Votes Withheld
         --------                       --------------    --------------

     Michael D. Barnes                    37,252,421         498,036
     Fred J. Brinkman                     37,280,193         470,264
     Daniel J. Callahan, III              37,342,556         407,888
     Orlando W. Darden                    37,189,608         560,849
     James H. DeGraffenreidt, Jr.         37,252,909         497,548
     Melvyn J. Estrin                     37,335,072         415,385
     Patrick J. Maher                     37,328,651         421,806
     Karen Hastie Williams                37,050,727         699,730

         The following other matters were introduced and voted upon at the annual meeting:

         The Board of Directors recommended that the stockholders ratify the appointment of Arthur Andersen LLP, independent public accountants, to audit the books, records and accounts of the Company for fiscal year 1998. This proposal was approved by a vote of 37,198,634 in favor of the proposal and 273,218 against. There were 279,711 abstentions.

         A stockholder proposed that the Board of Directors take steps to provide for cumulative voting in the election of Directors. This proposal was defeated by a vote of 5,830,753 in favor of the proposal and 21,597,789 against. There were 1,832,613 abstentions and 8,490,408 broker non-votes.

                     --------------------------------------


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

B. On April 2, 1998, the Public Service Commission of the District of Columbia approved the Company's request to operate a residential pilot program under which up to 3,000 customers in the District of Columbia will be eligible to choose their supplier of natural gas. The program is expected to go into effect January 1, 1999.

     Additionally in April 1998, the Public Service Commission of Maryland (PSC of MD) approved the Company's proposal to allow all commercial customers in Maryland to choose their natural gas supplier by June 1, 1998. Approximately 25,000 commercial customers will be eligible to participate in this program. The PSC of MD also approved the Company's request to increase participation levels in the existing residential pilot program in Maryland to 100,000 customers, effective September 1, 1998.

C. On March 25, 1998, the Board of Directors declared a dividend on common stock of $0.30 per share. This compares to a $0.295 dividend declared in the quarter ended March 31, 1997. The higher dividend rate, if declared for the next three quarters, would represent an annual increase of $0.02 per share and an annualized dividend of $1.20 per share.

D. Effective May 1, 1998, the Company will begin issuing new shares of stock for distribution by the Dividend Reinvestment and Common Stock Purchase Plan (DRP) and the employee savings plans. The Company has been buying shares on the open market for these plans since November 1996. The issuance of new shares will provide the Company with new capital for its business needs.

                        --------------------------------------


Item 6.
-------

Exhibits and Reports on Form 8-K
--------------------------------

(a)  Exhibits Filed Herewith:

               Description                            Page in 10-Q
------------------------------------------        --------------------

27     Financial Data Schedule                    See separate volume

99.0   Computation of Ratio of Earnings to
         Fixed Charges                                      "

99.1   Computation of Ratio of Earnings to
         Fixed Charges and Preferred Stock Dividends        "


(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the three months ended March 31, 1998.



                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   WASHINGTON GAS LIGHT COMPANY
                                                   ----------------------------
                                                           (Registrant)


Date          May 15, 1998                      /s/    Robert E. Tuoriniemi
    ------------------------------              --------------------------------
                                                            Controller
                                                  (Principal Accounting Officer)