Form 10-Q
period 1998-06-30
WASHINGTON GAS LIGHT CO
filed 1998-08-14
CIK 104819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q


(Mark One)

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 1998
                              -------------------------------------------------

                                                  OR


[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to
                               ----------------   -----------------------------

Commission file number                     1-1483
                       --------------------------------------------------------

                          WASHINGTON GAS LIGHT COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


 District of Columbia and Virginia                     53-0162882
 ---------------------------------                   -----------------
 (State or other jurisdiction of             (I.R.S.Employer Identification No.)
  incorporation or organization)


  1100 H Street, N. W., Washington, D. C.                  20080
 ---------------------------------------           -----------------------
 (Address of principal executive offices)                (Zip Code)


                                  (703)750-4440
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code



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
                                 Yes   X    No
                                    ------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $1.00 par value          43,732,896                July 31, 1998
----------------------------       ----------------             -------------
           Class                   Number of Shares                  Date

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                                      INDEX
                                      -----

                                                                    Page No.
                                                                    --------
    .......................................................................
PART  I. Financial Information:

         Item 1.  Financial Statements

            Consolidated Balance Sheets -
                  June 30, 1998 and September 30, 1997 ..............  2-3

            Consolidated Statements of Income -
                  Three Months Ended June 30, 1998 and 1997 .........    4

            Consolidated Statements of Income -
                  Nine Months Ended June 30, 1998 and 1997 ..........    5

            Consolidated Statements of Cash Flows -
                  Nine Months Ended June 30, 1998 and 1997 ..........    6

            Notes to Consolidated Financial Statements .............. 7-11

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .............12-23

PART II. Other Information:

         Item 5.  Other Information .................................   24

         Item 6.  Exhibits and Reports on Form 8-K ..................   25

         Signature ..................................................   25


                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                        June 30,     Sept. 30,
                                                          1998         1997
                                                        --------     ---------
                                                        (Unaudited)
                                                              (Thousands)
ASSETS
Property, Plant and Equipment
  At original cost .................................. $ 1,948,777   $ 1,846,471
  Accumulated depreciation and amortization .........    (663,393)     (629,334)
                                                      -----------   -----------
                                                        1,285,384     1,217,137
                                                      -----------   -----------
Current Assets
  Cash and cash equivalents .........................      23,920         9,708
  Accounts receivable ...............................      98,208        65,232
  Gas costs due from customers ......................       4,330         9,445
  Allowance for doubtful accounts ...................      (9,936)      (11,043)
  Accrued utility revenues ..........................      15,933        21,020
  Materials and supplies--principally at average cost      15,866        15,186
  Storage gas--at cost (first-in, first-out) ........      23,826        81,072
  Deferred income taxes .............................      18,551        17,447
  Other prepayments--principally taxes ..............       7,622        11,907
  Other current assets ..............................       2,047           --
                                                      -----------   -----------
                                                          200,367       219,974
                                                      -----------   -----------
 Deferred Charges and Other Assets
  Regulatory assets--deferred purchased gas costs ...        --           4,447
  Regulatory assets--other ..........................      95,268        97,509
  Other .............................................      18,054        12,965
                                                      -----------   -----------
                                                          113,322       114,921
                                                      -----------   -----------
    Total ........................................... $ 1,599,073   $ 1,552,032
                                                      ===========   ===========




See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                     June 30,      Sept. 30,
                                                       1998           1997
                                                     --------      ---------
                                                     (Unaudited)
                                                          (Thousands)

    ...............................................
CAPITALIZATION AND LIABILITIES
Capitalization
  Common shareholders' equity ..................... $  634,373     $  589,035
  Preferred stock .................................     28,426         28,430
  Long-term debt ..................................    474,399        431,575
                                                    ----------     ----------
                                                     1,137,198      1,049,040
                                                    ----------     ----------
Current Liabilities
  Current maturities of long-term debt ............     28,737         20,862
  Notes payable ...................................      1,591         67,900
  Accounts payable ................................     81,396         99,578
  Wages payable ...................................     14,380         13,590
  Dividends declared ..............................     13,522         13,224
  Customer deposits and advance payments ..........      9,099         16,662
  Accrued taxes and interest ......................     42,061         10,934
  Pipeline refunds due to customers ...............      1,194          6,054
  Gas costs due to customers ......................      3,972          2,418
                                                    ----------     ----------
                                                       195,952        251,222
                                                    ----------     ----------
Deferred Credits
  Unamortized investment tax credits ..............     20,725         21,427
  Deferred income taxes ...........................    140,348        136,682
  Regulatory liabilities--deferred purchased
     gas costs ....................................      5,787           --
  Other regulatory liabilities and other deferred
     credits ......................................     99,063         93,661
                                                    ----------     ----------
                                                       265,923        251,770
                                                    ----------     ----------

    Total ......................................... $1,599,073     $1,552,032
                                                    ==========     ==========


See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)

                                                       Three Months Ended
                                                       ------------------
                                                   June 30,           June 30,
                                                     1998               1997
                                                   --------          --------
                                              (Thousands, Except Per Share Data)

    ............................................
Operating Revenues .............................   $ 156,390         $ 171,942
Cost of Gas ....................................      83,875            87,578
                                                   ---------         ---------
Net Revenues ...................................      72,515            84,364
                                                   ---------         ---------

Other Operating Expenses
  Operation ....................................      41,712            39,822
  Maintenance ..................................       9,047             9,211
  Depreciation and amortization ................      13,732            12,949
  General taxes ................................      14,072            15,564
  Income taxes .................................      (5,394)             (200)
                                                   ---------         ---------
                                                      73,169            77,346
                                                   ---------         ---------

Operating Income (Loss) ........................        (654)            7,018
Other Income - Net .............................       2,743               609
                                                   ---------         ---------
Income Before Interest Expense .................       2,089             7,627

Interest Expense
  Interest on long-term debt ...................       8,915             7,483
  Other ........................................         196               509
                                                   ---------         ---------
                                                       9,111             7,992
                                                   ---------         ---------

Net Loss .......................................      (7,022)             (365)
Dividends on Preferred Stock ...................         332               333
                                                   ---------         ---------

Net Loss Applicable to Common Stock ............   $  (7,354)        $    (698)
                                                   =========         =========
Average Common Shares Outstanding ..............      43,677            43,704
                                                   =========         =========

Loss per Average Common Share - Basic ..........   $   (0.17)        $   (0.02)
                                                   =========         =========
Loss per Average Common Share - Diluted ........   $   (0.17)        $   (0.02)
                                                   =========         =========

Dividends Declared per Common Share ............   $   0.300         $   0.295
                                                   =========         =========




See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)

                                                       Nine Months Ended
                                                       -----------------
                                                   June 30,           June 30,
                                                     1998               1997
                                                   --------           --------
                                              (Thousands, Except Per Share Data)

Operating Revenues .................................$914,159          $948,365
Cost of Gas ........................................ 505,925           521,740
                                                    --------          --------
Net Revenues ....................................... 408,234           426,625
                                                    --------          --------

Other Operating Expenses
  Operation ........................................ 125,702           127,728
  Maintenance ......................................  28,086            26,191
  Depreciation and amortization ....................  40,896            38,348
  General taxes ....................................  57,736            59,364
  Income taxes .....................................  47,065            54,960
                                                    --------          --------
                                                     299,485           306,591
                                                    --------          --------

Operating Income ................................... 108,749           120,034
Other Income - Net .................................   4,353             2,266
                                                    --------          --------
Income Before Interest Expense ..................... 113,102           122,300

Interest Expense
  Interest on long-term debt .......................  25,103            22,657
  Other ............................................   3,168             3,440
                                                    --------          --------
                                                      28,271            26,097
                                                    --------          --------

Net Income .........................................  84,831            96,203
Dividends on Preferred Stock .......................     999               999
                                                    --------          --------

Net Income Applicable to Common Stock ..............$ 83,832          $ 95,204
                                                    ========          ========

Average Common Shares Outstanding ..................  43,658            43,708
                                                    ========          ========

Earnings per Average Common Share - Basic ..........$   1.92          $   2.18
                                                    ========          ========

Earnings per Average Common Share - Diluted ........$   1.92          $   2.18
                                                    ========          ========


Dividends Declared per Common Share ................$  0.895          $  0.875
                                                    ========          ========


See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                             Nine Months Ended
                                                             -----------------
                                                            June 30,   June 30,
                                                              1998      1997
                                                            --------   --------
                                                                (Thousands)

    ......................................................
Operating Activities
Net income ............................................... $  84,831 $  96,203
Adjustments to reconcile net income to net cash provided
    by operating activities:
  Depreciation and amortization a/ .......................    44,997    44,067
  Deferred income taxes - net ............................     3,062     3,644
  Amortization of investment tax credits .................      (702)     (716)
  Allowance for funds used during construction ...........      (572)     (282)
  Other noncash (credits) - net, including gains
     on investing activities .............................    (1,908)   (2,715)
                                                           --------- ---------
                                                             129,708   140,201
Changes in assets and  liabilities
  (net of effects from purchase of non-utility companies):
  Accounts receivable and accrued utility revenues .......   (23,438)  (41,688)
  Gas costs due from/to customers - net ..................     6,669    21,233
  Storage gas ............................................    57,246    42,117
  Other prepayments - principally taxes ..................     4,348     1,995
  Accounts and wages payable .............................   (21,461)    1,291
  Customer deposits and advance payments .................    (7,563)   (6,372)
  Accrued taxes and interest .............................    31,064    33,067
  Pipeline refunds due to customers ......................    (4,860)   (2,355)
  Deferred purchased gas costs - net......................    10,235     7,033
  Other - net ............................................       (56)   (1,485)
                                                           --------- ---------
     Net Cash Provided by Operating Activities ...........   181,892   195,037
                                                           --------- ---------

Financing Activities
Common stock issued through the Dividend Reinvestment and
     Common Stock Purchase Plan and Employee Savings Plans     2,490       312
Common stock repurchased .................................    (2,340)     --
Long-term debt issued ....................................    72,000    83,812
Long-term debt retired ...................................   (23,984)  (35,543)
Premium on long-term debt retired ........................      (493)   (1,422)
Notes payable - net of effects from purchase of
     non-utility companies ...............................   (67,654) (100,982)
Dividends on common and preferred stock ..................   (39,778)  (38,809)
                                                           --------- ---------
     Net Cash (Used in) Financing Activities .............   (59,759)  (92,632)
                                                           --------- ---------
Investing Activities
Capital expenditures .....................................  (110,600)  (93,558)
Proceeds from sale of venture funds ......................     1,619      --
Proceeds from sale of propane assets .....................     4,050      --
Payment for purchase of non-utility companies
     - net of cash acquired (See Note I)..................    (2,990)     --
                                                           --------- ---------
    Net Cash (Used in) Investing Activities ..............  (107,921)  (93,558)
                                                           --------- ---------

Increase in Cash and Cash Equivalents ....................    14,212     8,847
Cash and Cash Equivalents at Beginning of Period .........     9,708     4,589
                                                           --------- ---------
Cash and Cash Equivalents at End of Period ............... $  23,920 $  13,436
                                                           ========= =========

Supplemental Disclosures of Cash Flow Information
  Income taxes paid ...................................... $  23,254 $  26,785
  Interest paid .......................................... $  19,470 $  18,380


a/  Includes amounts charged to other accounts.
See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  June 30, 1998
                                  -------------
                                   (Unaudited)

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

E. During the nine months ended June 30, 1998, the Company issued a total of $72 million in Medium-Term Notes (MTNs). Of the total amount, $20 million of the notes have a 25-year nominal life and the remaining $52 million have a 30-year nominal life. The coupon rates range from 6.57% to 6.85%. For $62 million of these MTNs, the Company has an option to redeem the MTNs at any time, as a whole or in part, at the greater of: (1) par value; or (2) the price implied in the yield to maturity, plus 20 basis points, of a comparable-maturity Treasury security. The remaining $10 million in MTNs cannot be redeemed prior to maturity.

     In February 1998, the Company used proceeds from the MTN issuances to redeem $11 million of the 8-3/4% Series First Mortgage Bonds. The Company paid a premium of $493,000 on the redemption.

F. The Company plans to issue $25 million of 10-year MTNs in November 1998 for general corporate purposes. The Company's interest costs associated with issuing MTNs reflect comparable Treasury yields plus additional costs for issuing corporate debt.

     In order to lock in the Treasury yield for the anticipated MTN issuance in November 1998, the Company, on June 15, 1998, entered into an agreement that reflects the forward sale of $24,875,000 of 10-year U.S. Treasury notes at a fixed price to be paid on November 3, 1998. The Company accounts for this transaction as a hedge of an anticipated transaction in accordance with Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts." Any gain or loss associated with this hedge will be recognized as an MTN debt issuance cost when the Company issues such debt. If the agreement is terminated without completing the anticipated MTN issuance, any gain or loss will be immediately recognized in earnings.

G. At June 30, 1998, the Company had a short-term revolving credit agreement with a group of banks that allows the Company to borrow up to $160 million. The agreement, which had an original expiration date of May 23, 1998, has been extended for one year, with a new expiration date of May 22, 1999. The agreement allows for another annual extension next year, with an ultimate termination date no later than May 26, 2000.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  June 30, 1998
                                  -------------
                                   (Unaudited)

                                   (continued)

H. The Company's federal income tax returns for all years through September 30, 1994 and for the year ended September 30, 1996 have been reviewed and closed or closed without review by the Internal Revenue Service.

I. On March 25, 1998, the Company acquired a 100% interest in American Combustion, Inc. and American Combustion Industries, Inc. The two companies will be jointly operated under the name ACI. ACI is a heating, ventilating and air-conditioning contracting firm serving commercial customers in the Washington, D.C. metropolitan area. The purchase price of $5.0 million was financed with $3.0 million in available cash resources and the issuance of a $2.0 million promissory note that is being repaid in monthly installments over two years. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over net assets acquired was recognized as goodwill and is being amortized on a straight-line basis over 15 years.

J. On May 1, 1998, the Company sold the propane assets of its Frederick Gas division for $4,050,000, recognizing a gain of $2.5 million ($1.6 million after income taxes) in the third quarter of fiscal year 1998. In fiscal year 1997, net income from propane sales amounted to less than one-half of 1% of the Company's total net income. The Company's Frederick Gas division, which previously served approximately 2,900 propane customers, will continue to provide natural gas and energy-related services to its approximately 15,000 customers in Frederick County, Maryland.

K. For a detailed discussion of the Company's 1996 State Corporation Commission of Virginia (SCC of VA) Annual Information Filing, please refer to the Company's Form 10-K for the year ended September 30, 1997 and, as most recently updated, to the Company's Form 8-K filed on July 10, 1998.

     In August 1997, the Staff of the SCC of VA recommended that the Company's calendar year 1996 earnings level (under an "earnings test," as defined by the Staff of the SCC of VA) effectively allowed the Company to recover certain regulatory assets associated with losses on reacquired debt recorded on the Company's books at December 31, 1996, and thus these regulatory assets should be written off. The position taken by the Staff in its August 1997 recommendation, if upheld, would not only likely have impaired the regulatory assets associated with losses on reacquired debt, but potentially other regulatory assets applicable to the Company's Virginia operations as well. The Company took exception to the Staff's report, and both the Company and Staff participated in a hearing in which both parties presented their positions before a Hearing Examiner in October 1997.

     As previously reported in the Company's July 10, 1998 Form 8-K, on June 25, 1998, the Hearing Examiner issued a report recommending that the SCC of VA order the Company to write off the portion of the regulatory asset related to losses on reacquired debt incurred during the twelve months ended December 31, 1996. The Company disagreed with the conclusions of the Hearing Examiner, and the Company and the Staff filed comments with the SCC of VA on July 10, 1998.

     On August 6, 1998, the SCC of VA issued an Order ruling that any regulatory assets associated with losses on reacquired debt incurred when the debt is refunded with new long-term debt are not subject to an earnings test and need not be written off. Additionally, the SCC of VA ruled that the Company

                         WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  June 30, 1998
                                  -------------
                                   (Unaudited)

                                   (continued)

     must file an earnings test with the Commission if it seeks to establish any new regulatory assets other than those associated with losses on reacquired debt refunded with new long-term debt.

     As a result of the August 6, 1998 Order of the SCC of VA, the uncertainty regarding the status of regulatory assets associated with losses on reacquired debt applicable to the Company's Virginia operations has been resolved in favor of the Company. The Company believes, in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," that its regulatory assets associated with losses on reacquired debt, as well as all other regulatory assets applicable to operations in Virginia, are probable of future recovery.

L. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement is effective for fiscal years beginning after June 15, 1999, and the Company must adopt it no later than fiscal year 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company is reviewing SFAS No. 133 and does not currently expect it to materially impact its financial condition or results of operations.

M. The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" in the first quarter of fiscal year 1998. Basic and diluted earnings per share (EPS) shown below for the three and nine months ended June 30, 1997 are the same as previously reported primary and fully diluted EPS, respectively, for those periods. A reconciliation of the numerators and denominators of basic and diluted EPS computations for the three and nine months ended June 30, 1998 and 1997 is shown on the following pages:

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  June 30, 1998
                                  -------------
                                   (Unaudited)

                                   (continued)

                                                      For the Three Months Ended
                                                            June 30, 1998
                                                      --------------------------
                                                                       Per-Share
                                                      Income   Shares    Amount
                                                      ------   ------    ------
                                                       (Thousands, Except Per
                                                             Share Data)
    Basic EPS:
    Net Loss Applicable to Common Stock ...........   $(7,354)  43,677   $(0.17)

    Effect of Dilutive Securities:
    ------------------------------
    $4.60 and $4.36 Convertible Preferred Stock,
      Assuming Conversion on April 1, 1998 ........         2       26
                                                      -------   ------
    Diluted EPS:
    Net Loss Applicable to Common Stock
          Plus Assumed Conversions ................   $(7,352)  43,703   $(0.17)
                                                      =======   ======   ======

                                                      For the Three Months Ended
                                                            June 30, 1997
                                                      --------------------------
                                                                       Per-Share
                                                      Income   Shares    Amount
                                                      ------   ------    ------
                                                        (Thousands, Except Per
                                                              Share Data)
    Basic EPS:
    Net Loss Applicable to Common Stock ............. $(698)    43,704   $(0.02)

    Effect of Dilutive Securities:
    ------------------------------
    $4.60 and $4.36 Convertible Preferred Stock,
      Assuming Conversion on April 1, 1997 ..........     3         27
                                                      -----     ------

    Diluted EPS:
    Net Loss Applicable to Common Stock
          Plus Assumed Conversions .................. $(695)    43,731   $(0.02)
                                                      =====     ======   ======


                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  June 30, 1998
                                  -------------
                                   (Unaudited)

                                   (continued)

                                                      For the Nine Months Ended
                                                            June 30, 1998
                                                      --------------------------
                                                                       Per-Share
                                                      Income   Shares    Amount
                                                      ------   ------    ------
                                                        (Thousands, Except Per
                                                              Share Data)
    Basic EPS:
    Net Income Applicable to Common Stock ........... $83,832   43,658   $1.92

    Effect of Dilutive Securities:
    ------------------------------
    $4.60 and $4.36 Convertible Preferred Stock,
      Assuming Conversion on October 1, 1997 ........       9       27
                                                       ------    -----

    Diluted EPS:
    Net Income Applicable to Common Stock
          Plus Assumed Conversions .................. $83,841   43,685   $1.92
                                                      =======   ======   =====

                                                      For the Nine Months Ended
                                                            June 30, 1997
                                                      --------------------------
                                                                       Per-Share
                                                      Income   Shares    Amount
                                                      ------   ------    ------
                                                        (Thousands, Except Per
                                                              Share Data)
    Basic EPS:
    Net Income Applicable to Common Stock ........... $95,204   43,708   $2.18

    Effect of Dilutive Securities:
    ------------------------------
    $4.60 and $4.36 Convertible Preferred Stock,
      Assuming Conversion on October 1, 1996 ........       9       27
                                                      -------   ------

    Diluted EPS:
    Net Income Applicable to Common Stock
          Plus Assumed Conversions .................. $95,213   43,735   $2.18
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

    As required by such Act, the Company hereby identifies the following important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements: (1) risks and uncertainties impacting the Company as a whole primarily related to changes in general economic conditions in the United States; (2) changes in laws and regulations to which the Company is subject, including tax, environmental and employment laws and regulations; (3) the cost and effects of legal and administrative claims and proceedings against the Company or which may be brought against the Company; (4) conditions of the capital markets utilized by the Company to access capital to finance operations;
(5) the effect of fluctuations in weather from normal levels; (6) variations in prices of natural gas and competing energy sources; (7) improvements in products or services offered by competitors; (8) the Company's ability to develop expanded markets and product offerings as well as to maintain existing markets and the expenditures required to develop and provide such products and services; and (9) estimates of future costs or the effect on future operations as a result of events that could result from the Year 2000 issue described further herein.


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 1998 vs. JUNE 30, 1997
--------------------------------------------------

Earnings
--------

    For the three months ended June 30, 1998, the Company recorded a seasonal net loss applicable to common stock of $7.4 million, or $0.17 per average common share (basic and diluted). This compares to a net loss applicable to common stock of $0.7 million, or $0.02 per average common share (basic and diluted), for the same quarter last year. Average common shares outstanding declined by less than 1% from the prior year, primarily due to the effect of the Company's repurchase of 88,700 common shares during the first quarter of fiscal year 1998. Effective May 1, 1998, shares issued under the Dividend Reinvestment and Common Stock Purchase Plan and the Employee Savings Plans are being issued as new shares rather than being purchased on the open market. The increased net loss this quarter primarily resulted from lower therm sales due to warmer weather experienced during the current quarter, and increased operation expenses primarily attributable to the Company's Year 2000 program and other technology initiatives. Partially offsetting the decline in earnings in the current quarter was a $1.6 million after-tax gain on the sale of the Company's Frederick Gas division propane assets, recorded in Other Income-Net.

Net Revenues
------------

    Net revenues for the period declined by $11.8 million (14.0%) from the same period last year to $72.5 million. The table on the following page compares certain operating statistics for the quarters ended June 30, 1998 and 1997.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                  (continued)

                                                        Three Months Ended
                                                      June 30,      June 30,
                                                        1998          1997
                                                      --------      --------
Gas Sales and Deliveries  (thousands of therms)
  Gas Sold and Delivered
     Firm ........................................   113,118        161,416
     Interruptible ...............................     9,984         25,728
                                                     -------        -------
                                                     123,102        187,144
                                                     -------        -------
  Gas Delivered for Others
     Firm ........................................    19,783          5,872
     Interruptible ...............................    51,588         43,758
     Electric Generation .........................    22,532         35,288
                                                     -------        -------
                                                      93,903         84,918
                                                     -------        -------
        Total Deliveries .........................   217,005        272,062
                                                     =======        =======

Degree Days
     Actual ......................................       279            462
     Normal ......................................       310            310

Customer Meters  (end of period) .................   819,062        796,202


Gas Delivered to Firm Customers

     The level of gas delivered to firm customers is highly sensitive to the variability of weather since a large portion of the Company's deliveries of natural gas is used for space heating. The Company's rates are based on normal weather. Weather for the three months ended June 30, 1998 was 10.0% warmer than normal while weather for the same period last year was 49.0% colder than normal. The Company has no weather normalization tariff provision in any of its jurisdictions. However, the Company has declining block rates in two of its three major jurisdictions that reduce the impact on net revenues of deviations in weather from normal.

     Therm deliveries to firm customers include the amounts reflected in gas sold and delivered and gas delivered for others. Customers that do not acquire their gas supply from the Company do not affect net revenues since margins generated from delivering customer-owned gas are equivalent to those earned on bundled gas service. Firm therm deliveries decreased by 34.4 million therms (20.6%) in the current quarter, primarily due to weather that was 39.6% warmer than the same quarter last year, partially offset by the effect of a 2.9% increase in the number of customer meters.

Gas Delivered to Interruptible Customers

     Therms delivered to interruptible customers, including gas sold and delivered and gas delivered for others, declined by 7.9 million therms (11.4%) in the current quarter. The decrease in volumes delivered resulted primarily from the warmer weather as compared to the same period last year. The effect on net income of changes in delivered volumes and prices to the interruptible class is minimized by margin-sharing arrangements that are part of the design of the Company's rates. Under these arrangements, the Company

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                  (continued)

returns a majority of the margins earned on interruptible gas sales and deliveries to firm customers after it reaches a gross margin threshold or in exchange for the shifting of a portion of the fixed costs of providing service from the interruptible to the firm class.

Gas Delivered for Electric Generation

     The Company sells and/or transports gas to two customers with facilities in Maryland who use the supplies to generate electricity. Volumes delivered for electric generation in the current quarter decreased by 12.8 million therms (36.1%) over the same period last year, primarily due to lower prices for competing fuels during the period. The Company shares a significant majority of the margins earned on deliveries of gas to these customers with firm customers and, therefore, changes in volumes delivered between periods have an immaterial effect on net revenues and net income.

Other Operating Expenses
------------------------

     Operation and maintenance expenses increased by $1.7 million (3.5%) from the same period last year. This increase is primarily attributable to approximately $3.7 million ($2.3 million after income taxes, or $0.05 per average common share) in increased costs related to the Company's Year 2000 program and other technology initiatives. For a further discussion of the Company's Year 2000 program, please refer to page 20. Partially offsetting these increases are lower labor costs including a decline in employee levels, and decreased uncollectible accounts expenses reflecting lower revenues due to the warmer weather and a decline in gas costs during the recent heating season.

     Depreciation and amortization increased by $783,000 (6.0%) primarily due to the Company's increased investment in new plant and equipment.

     General taxes declined by $1.5 million (9.6%) primarily due to a decrease in gross receipts taxes, reflecting lower revenues caused by the warmer weather in the current quarter. Gross receipts taxes collected from customers are reflected in both revenues and general tax expense, and, therefore, there is no effect on net income.

     Income taxes, including amounts reflected in Other Income-Net, decreased by $4.1 million, primarily due to a higher pre-tax loss generated this quarter.

Other Income - Net
------------------

     Other Income - Net increased by $2.1 million, primarily due to a $1.6 million gain on the sale of the Company's Frederick Gas division propane assets. Additionally contributing to the increase were earnings generated from other non-utility activities, including non-regulated gas marketing.

Interest Expense
----------------

     Total interest expense increased by $1,119,000 (14.0%) from the same period last year, reflecting the following changes:

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                  (continued)

Composition of the Changes in Interest Expense:
                                                            Increase/(Decrease)
                                                            -------------------
                                                                 (Thousands)
Long-term debt .........................................            $ 1,432
Short-term debt ........................................               (343)
Other ..................................................                 30
                                                                    -------
   Total ...............................................            $ 1,119
                                                                    =======

Long-Term Debt - The increase in interest on long-term debt of $1,432,000 was primarily due to an $89.3 million rise in the average amount of long-term debt outstanding, partially offset by a decline of 0.16 percentage points in the weighted-average cost of such debt.

Short-Term Debt - The decrease in interest on short-term debt of $343,000 was due to a $23.9 million decline in the average amount of short-term debt outstanding and a decrease of 0.07 percentage points in the weighted-average cost of such debt.


NINE MONTHS ENDED JUNE 30, 1998 vs. JUNE 30, 1997
-------------------------------------------------

Earnings
--------

     For the nine months ended June 30, 1998, net income applicable to common stock totaled $83.8 million, or $11.4 million lower than the same period last year. Basic and diluted earnings per average common share were $1.92, or $0.26 per average common share lower than one year ago. Average common shares outstanding declined by less than 1% from the prior year. The decrease in net income applicable to common stock was primarily attributable to lower net revenues resulting from the effects of the warmer weather in the current period. The effects of the warmer weather were partially offset by a 2.9% increase in the number of customer meters and an increase in Other Income-Net.

Net Revenues
------------

     Net revenues for the period declined by $18.4 million (4.3%) from the same period last year to $408.2 million. Weather for the nine months ended June 30, 1998 was 4.9% warmer than normal while weather for the same period last year was less than 1% colder than normal. Weather for the period this year was 5.3% warmer than for the same period last year. The table on the following page compares certain operating statistics for the nine months ended June 30, 1998 and 1997.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                  (continued)

                                                          Nine Months Ended
                                                          -----------------
                                                          June 30,   June 30,
                                                            1998       1997
                                                          --------   --------
Gas Sales and Deliveries  (thousands of therms)
  Gas Sold and Delivered
     Firm ..........................................       887,537   1,014,816
     Interruptible .................................        66,018     133,403
     Electric Generation ...........................           --           51
                                                         ---------   ---------
                                                           953,555   1,148,270
                                                         ---------   ---------
  Gas Delivered for Others
     Firm ..........................................        88,396      19,814
     Interruptible .................................       206,759     142,565
     Electric Generation ...........................        50,502      55,512
                                                         ---------   ---------
                                                           345,657     217,891
                                                         ---------   ---------
        Total Deliveries ...........................     1,299,212   1,366,161
                                                         =========   =========

Degree Days
     Actual ........................................         3,656       3,862
     Normal ........................................         3,843       3,838

Customer Meters  (end of period) ...................       819,062     796,202


Gas Delivered to Firm Customers

     Firm therm deliveries, including gas sold and delivered and gas delivered for others, decreased by 58.7 million therms (5.7%) in the current period, primarily due to the warmer weather experienced this year, partially offset by the effect of a 2.9% increase in the number of customer meters.

Gas Delivered to Interruptible Customers

     Therms delivered to interruptible customers, including gas sold and delivered and gas delivered for others, decreased by 3.2 million therms (1.2%) in the current period. The decrease in volumes delivered resulted primarily from the warmer weather in the current period. As a result of the previously mentioned margin-sharing arrangements in each of the Company's jurisdictions, the effect on net income of decreased deliveries to interruptible customers was minimal.

Gas Delivered for Electric Generation

     Volumes delivered for electric generation in the current nine-month period decreased by 5.1 million therms (9.1%) over the same period last year due to decreased usage by these customers during the third quarter of fiscal year 1998, primarily resulting from lower prices for competing fuels. Margins earned on such deliveries are being shared with firm customers as described previously in this report.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                  (continued)


Other Operating Expenses
------------------------

     Operation and maintenance expenses decreased by $131,000, or less than 1%, from the same period last year. Reductions from last year comprising this decrease include the effects of lower labor costs, including a decline in employee levels, and decreased uncollectible accounts expenses. Partially offsetting these decreases are increased costs related to the Company's Year 2000 program and other technology initiatives, as described previously in this report.

     Depreciation and amortization increased by $2.5 million (6.6%) primarily due to the Company's increased investment in new plant and equipment.

     General taxes declined by $1.6 million (2.7%), primarily due to a decrease in gross receipts taxes, reflecting lower revenues caused by the warmer weather in the current period. As previously mentioned in this report, gross receipts taxes collected from customers are reflected in both revenues and general tax expense, and, therefore, there is no effect on net income. Higher property taxes resulting from increased investments in property partially offset this decline.

     Income taxes, including amounts reflected in Other Income-Net, decreased by $7.5 million (13.3%), primarily due to lower pre-tax income generated in the current nine-month period.

Other Income - Net
------------------

     Other Income - Net increased by $2.1 million, primarily due to a $1.6 million gain on the sale of the Company's Frederick Gas division propane assets, and a $1.6 million gain on the sale of investments in venture capital funds. These increases were partially offset by lower amounts generated from other non-utility activities, including the effect of the prior year reversal of valuation reserves.

Interest Expense
----------------

     Total interest expense increased by $2,174,000 (8.3%) from the same period last year, reflecting the following changes:

Composition of the Changes in Interest Expense:

                                                           Increase/(Decrease)
                                                           -------------------
                                                               (Thousands)
Long-term debt .........................................         $ 2,446
Short-term debt ........................................             (93)
Other ..................................................            (179)
                                                                 -------
    Total ..............................................         $ 2,174
                                                                 =======

Long-Term Debt - The increase in interest on long-term debt of $2,446,000 was primarily due to a $59.1 million rise in the average amount of long-term debt outstanding, partially offset by a decline of 0.24 percentage points in the weighted-average cost of such debt.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                  (continued)

Short-Term Debt - The decrease in interest on short-term debt of $93,000 was primarily due to a $4.6 million decrease in the average amount of short-term debt outstanding, partially offset by an increase of 0.21 percentage points in the weighted-average cost of such debt.

Other - Other interest expense decreased by $179,000, primarily reflecting a higher accrual in the current period for Allowance for Funds Used During Construction.


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

     Excluding current maturities of long-term debt, the Company had $1.6 million and $14.3 million of short-term debt outstanding as of June 30, 1998 and June 30, 1997, respectively. The balance of short-term debt outstanding at June 30, 1998 represents various secured short-term bank loans reflected on the books of newly acquired non-utility companies. Total short-term debt outstanding declined by $66.3 million from the balance outstanding at September 30, 1997, reflecting the seasonality of the Company's cash requirements.

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

     As disclosed in its most recent annual report on Form 10-K, the Company maintains relatively high credit ratings on its rated debt securities. The Company will consider the issuance of additional common stock in the future to support these ratings and optimize its capital structure consistent with existing needs and market conditions.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                  (continued)

Operating Activities

     Net cash provided by operating activities, net of the effects from the purchase of non-utility companies, was $181.9 million during the first nine months of fiscal year 1998 and compares to $195.0 million for the same period last year. The slight decrease was primarily due to a lower source of funds provided from net income before non-cash items resulting from the warmer weather experienced this year. Changes in working capital remained essentially the same for the nine months ended June 30, 1998 and 1997.

Financing Activities

     During the first quarter of fiscal year 1998, the Company paid $2.3 million to repurchase 88,700 shares of common stock. Effective May 1, 1998, shares issued under the Dividend Reinvestment and Common Stock Purchase Plan (DRP) and Employee Savings Plans (Savings Plans) are being issued as new shares rather than being purchased on the open market. During the third quarter of fiscal year 1998, the Company raised $2.5 million through the DRP and Savings Plans.

     The table below summarizes the Company's issuances of long-term debt, consisting entirely of Medium-Term Notes (MTNs), in the nine months ended June 30, 1998:

                            Medium-Term Notes Issued


                                                 Fiscal Year
                   Amount of                      Maturity
  Date Issued      Issuance       Coupon Rate       Date
  -----------      --------       -----------    -----------

January 1998      $10 million        6.57%          2028

February 1998     $12 million        6.72%          2028

March 1998        $ 4 million        6.85%          2028

March 1998        $26 million        6.81%          2028

March 1998        $20 million        6.65%          2023
                  -----------
    Total         $72 million
                  ===========


     The $12.0 million MTN issuance in February 1998 was used for the retirement of $11 million of 8-3/4% Series First Mortgage Bonds. The Company paid a premium of $493,000 on the redemption. Additional retirements of long-term debt in the nine months ended June 30, 1998 included $8.7 million of MTNs with coupon rates ranging from 6.43% to 7.53% and $4.0 million of 8-5/8% Series First Mortgage Bonds.

Investing Activities

     Capital expenditures for the first nine months of fiscal year 1998 were $110.6 million with a budget of $168.8 million for the fiscal year. In March 1998, the Company financed the purchase of non-utility companies with $3.0 million in cash and $2.0 million of debt financing that is being repaid in monthly installments over two years.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                  (continued)

     In January 1998, the Company received $1.6 million from the sale of investments in venture capital funds. In May 1998, the Company sold the propane assets of its Frederick Gas Division for $4,050,000, recognizing a net-of-tax gain of $1.6 million.

Non-utility Activities

     During the nine months ended June 30, 1998, the Company sold, with recourse, $21.1 million of non-utility accounts receivable. This compares to $26.1 million sold in the nine months ended June 30, 1997.


OTHER FACTORS AFFECTING THE COMPANY
-----------------------------------

YEAR 2000
---------

     The Company is providing the following disclosure pursuant to the Securities and Exchange Commission's Interpretation titled "Disclosure of Year 2000 Issues and Consequences by Public Companies, Investment Advisers, Investment Companies, and Municipal Securities Issuers," effective August 4, 1998.

     Like other companies who use business-application software programs and rely on a computing infrastructure that includes embedded systems, the so-called Year 2000 issue also affects the Company. The Company's software programs and computing infrastructure that use two-digit years to define the applicable year, rather than four-digit years, and that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in the computer or device shutting down, performing incorrect computations or performing inconsistently.

     In 1996, the Company began a structured program to address Year 2000 issues. It has been implementing individual strategies targeted at the specific nature of the Year 2000 issues in each of the following areas: (1) business-application systems including, but not limited to, the Company's customer service, operations and financial systems and end-user applications; (2) embedded systems, including equipment that operates such items as the Company's storage and distribution system, meters, telecommunications, fleet and buildings; (3) vendor and supplier relationships; (4) interruptible customers and their ability to switch to alternate fuels as required under their tariffs; and (5) contingency planning.

     To implement this comprehensive Year 2000 program, the Company established a Year 2000 Project Office, chaired by the Vice President and Chief Information Officer who reports directly to the President and Chief Executive Officer. The multi-disciplinary project office includes executive management and employees with expertise from various disciplines including, but not limited to, information technology, engineering, finance, communications, internal audit, facilities, procurement, law and human resources. In addition, the Company has utilized the expertise of outside consultants to assist in the implementation of the Year 2000 program in such areas as business-application system remediation, business-application system replacement, and embedded systems inventory and analysis.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                  (continued)

Business-Application Systems
----------------------------

     In March 1997, the Company completed its assessment of all of its business-application systems. It is resolving Year 2000 issues through the replacement of certain equipment, the modification of certain software to recognize the turn of the century, the replacement of certain software systems with new systems that, in addition to providing additional business management information, recognize four-digit years, and the "sunsetting" of certain software and equipment.

     By June 30, 1998, the Company had completed modifications to all of its business applications targeted for remediation by use of outside resources. It has tested and placed back into the production environment, business applications representing approximately 50 percent of this remediated software code. After the Company completes testing of the remaining applications, it expects to have placed 100 percent of remediated business applications into a Year 2000 compliant operating environment by the end of the first quarter of fiscal year 1999 (i.e., the quarter ending December 31, 1998).

     The Company is using a testing procedure commonly known as trace-based testing to test business applications for Year 2000 functionality. This method first captures current processing steps and relevant data, which are run prior to remediation (baseline test) and again after remediation (regression test). This process is intended to identify any business rules that may have changed during the remediation effort and to confirm that only date processes have been changed. Once the regression test is successfully completed, the Company uses automated test software tools that perform date simulation of the system clock being rolled forward to age the same data and to verify and compare results (future date test).

     The Company is also installing an enterprise-wide software system that will replace twenty business-application systems, comprising its financial, human resources and supply chain systems, which represents approximately one-half of the business application software code requiring remediation or replacement. The Company currently expects to complete the replacement, including testing, by the end of the second quarter of fiscal year 1999 (i.e., the quarter ending March 31, 1999).

     During the fourth quarter of fiscal year 1998, the Company also completed a comprehensive, prioritized inventory of several hundred end-user applications (i.e. PC-based databases and spreadsheets) and will begin implementing project plans to replace or remediate these applications, as necessary, at the beginning of fiscal year 1999. It expects to identify those applications targeted for elimination and to complete replacement or remediation, including testing, by the end of the third quarter of fiscal year 1999 (i.e., the quarter ending June 30, 1999).

Embedded Systems
----------------

     The Company performed a comprehensive inventory of its embedded systems at the component level. This inventory identified several hundred components that are date sensitive. The Company has contacted all manufacturers of those components that it has identified as critical to operations and continues to contact many other manufacturers of embedded components to determine whether their components are Year 2000 compliant. Approximately 98 percent of the date-sensitive components that the Company has identified do not require remediation or replacement to achieve Year 2000 compliance. The Company is remediating or replacing, as applicable, the remaining 2 percent of the identified non-compliant systems and expects to be completed by the end of the second quarter of fiscal year 1999. The quality of the responses received from manufacturers, the estimated impact of the individual system on the Company,

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                  (continued)

and the ability of the Company to perform meaningful tests will influence its decision to conduct independent testing of embedded systems.

Vendors and Suppliers
---------------------

     The Company has contacted in writing and, in some cases, also through face-to-face discussions, all vendors and suppliers of products and services that it considers critical to its operations. These contacts have included suppliers of interstate transportation capacity, natural gas producers, financial institutions and electric, telephone and water companies. The quality of the responses received from vendors and suppliers is not uniform. As a result, the Company will consider new business relationships with alternate providers of products and services as necessary and to the extent alternatives are available.

Interruptible Customers
-----------------------

     The Company is communicating with its major interruptible customers to inform them about potential vulnerability of embedded boiler and plant control systems. Therefore, to position them to ensure their ability to switch to an alternate fuel source, as required by applicable tariffs and contracts, if called on to do so after the millennium, the Company has informed them that they should assess the need to include potential remediation and/or replacement of these systems as part of their Year 2000 programs.

Contingency Planning
--------------------

     The Company's Year 2000 strategies include contingency planning, encompassing business continuity both within the Company and in the external business environment. The planning effort includes critical Company areas such as computing, networks, vendors and suppliers, operations, personnel and business systems as well as systems and infrastructure external to the Company. As part of its normal business practice, the Company maintains plans to follow during emergency circumstances, some of which could arise from Year 2000-related problems. Its contingency planning for the Year 2000 will address various alternatives and will include assessing a variety of scenarios that could emerge at the millennial change and require the Company to react. Presently, the Company continues to develop its contingency plans for potential Year 2000-related problems.

Potential Risks
---------------

     With respect to its internal operations, those over which the Company has direct control, the Company believes the most significant potential risks are:
(1) its ability to use electronic devices to control and operate its distribution system; (2) its ability to render timely bills to its customers;
(3) its ability to enforce tariffs and contracts applicable to interruptible customers; and (4) its ability to maintain continuous operation of its computer systems. The Company's Year 2000 program addresses each of these risks and the remediation or replacement of these systems is well under way. Furthermore, the contingency plan will outline alternatives in the event that any Year 2000-related situations may occur.

     The Company relies on the producers of natural gas and suppliers of interstate transportation capacity to deliver natural gas to the Company's distribution system. External infrastructure, such as electric, telephone and water service, is necessary for the Company's basic operations as well as the operations of many of its customers. Should any of these critical vendors fail, the impact of any such failure could become a significant challenge to the Company's ability to meet the demands of its customers, to operate its distribution system and

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                  (continued)

to communicate with its customers. It could also have a material adverse financial impact, including but not limited to, lost sales revenues, increased operating costs and claims from customers related to business interruptions. Based on the information supplied to date by our critical vendors and suppliers, the Company believes the probability of such failures to be remote. However, the Company's structured program to address Year 2000 issues emphasizes continued monitoring of the progress of these critical vendors and suppliers toward meeting the projected completion of their Year 2000 programs.

Financial Implications
----------------------

     To implement its Year 2000 strategies, the Company currently expects to generate non-recurring expenses of approximately $8 million to $10 million, over the three fiscal-year period ending September 30, 1999, for business-application systems remediation, embedded systems replacement, end-user applications remediation and replacement, and certain costs associated with the replacement of certain existing business systems. The Company will capitalize costs of approximately $17 million to $22 million incurred to replace certain existing business-application software systems with new systems that will be Year 2000 operational and provide additional business management information.

     As of June 30, 1998, the Company has incurred approximately $3 million for business-application systems remediation, embedded systems replacement and end-user applications remediation and replacement. With respect to the replacement of existing business-application software systems, as of June 30, 1998, the Company has charged approximately $3 million to expense and capitalized approximately $11 million. Until the Company has completed further analysis of the impact of the Year 2000 issue on its vendor and supplier relationships and contingency planning, it is unable to estimate the additional costs, if any, it may incur as a result of its efforts.

     Each of the components of the Company's Year 2000 program is progressing and the Company believes it is taking all reasonable steps necessary to be able to operate successfully through and beyond the turn of the century.

                           PART II. OTHER INFORMATION
                                    -----------------


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

B. As previously reported on Form 10-K for the year ended September 30, 1997, on August 1, 1997, the Company's distribution subsidiary, Shenandoah Gas Company, filed a request with the State Corporation Commission of Virginia (SCC of VA) for new rates designed to collect additional annual operating revenues of $2,306,000, or 10.54%. This request included an overall rate of return of 10.03%, a return on common equity of 12.25%, and a 55.24% common equity ratio. New rates were placed into effect, subject to refund, effective December 28, 1997.

     On July 16, 1998, the SCC of VA issued a final order approving an increase in annual revenues of $1,435,198, effective December 28, 1997. The increase reflects an overall rate of return of 9.062% and a return on equity of 10.70%. Amounts collected under interim rates in excess of the amount granted by the SCC of VA will be returned to customers, with interest, by October 1, 1998.

C. On June 18, 1998, the SCC of VA issued its final order approving the Company's request to offer firm delivery service on a limited-term, pilot basis to residential and commercial customers in Virginia. Customers may enroll in the two-year program starting in October 1998, and sales will begin in January 1999. In the first year of the program, up to 10% of the Company's firm customers in Virginia would be eligible to participate in the program, increasing to 20% in the second year. For the first year, approximately 30,000 residential customers and 2,000 commercial customers will be eligible to purchase gas from third-party suppliers under the program.

D. On July 29, 1998, the Company's Board of Directors elected Frederic M.Kline to the additinal position of Chief Financial Officer, effective October 1, 1998. Mr. Kline is currently Vice President and Treasurer and previously held the position of Controller.

     Also on July 29, 1998, the Company's Board of Directors elected Beverly J. Burke as Vice President and Assistant General Counsel, effective October 1, 1998. Ms. Burke is currently a department head in the Office of the General Counsel, with responsibility for human resource matters including labor and benefits. Ms. Burke previously held the position of managing attorney in the litigation area.

E. Shareholders intending to make nominations of candidates for election to the Board of Directors or to propose other business at any meeting of the shareholders must give advance notice to the Corporate Secretary. The corporate bylaws require that the Secretary receive this notice not less than 60 days before the date of the shareholder meeting. The date of the next annual shareholders' meeting will be announced to shareholders sufficiently in advance to permit such notice to be provided in a timely

                           PART II. OTHER INFORMATION
                                    -----------------

                                   (continued)

     manner. This advance notice requirement is different from the notice required for shareholders to submit proposals for printing in the proxy statement.


Item 6.
-------

Exhibits and Reports on Form 8-K
--------------------------------

(a)  Exhibits Filed Herewith:

                         Description                            Page in 10-Q
---------------------------------------------------------   --------------------

     27     Financial Data Schedule                              See separate
                                                                    volume

     99.0     Computation of Ratio of Earnings to Fixed Charges        "

     99.1     Computation of Ratio of Earnings to Fixed Charges
                and Preferred Stock Dividends                          "

(b)  Reports on Form 8-K

          On July 10, 1998, the Company filed a Form 8-K reporting an update of regulatory matters in Virginia. On June 25, 1998, the Hearing Examiner of the State
          Corporation Commission of Virginia issued a report related to certain of the Company's regulatory assets associated with its Virginia operations. Refer to the Notes to Consolidated Financial Statements in this report for further discussion of this matter.


                            SIGNATURE
                            ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   WASHINGTON GAS LIGHT COMPANY
                                                  ------------------------------
                                                            (Registrant)


Date          August 14, 1998                       /s/ Robert E. Tuoriniemi
    ------------------------------------------    ------------------------------
                                                             Controller
                                                  (Principal Accounting Officer)