Form 10-K405
period 1998-09-30
WASHINGTON GAS LIGHT CO
filed 1998-12-18
CIK 104819

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

   [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        September 30, 1998
                         ------------------------------------------
                                       OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------   ----------------

Commission file number                             1-1483
                       ---------------------------------------------------

                            WASHINGTON GAS LIGHT COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     District of Columbia and Virginia                       53-0162882
  ----------------------------------------              ----------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                     Identification No.)

1100 H Street, N. W., Washington, D. C.                         20080
-----------------------------------------               ----------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code         (703) 750-4440
                                                    --------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
        Title of each class                           which registered
------------------------------------            ---------------------------
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

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days, Yes X   No
                                             ---     ---

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

             $ 1,175,795,506                 October 30, 1998
           -------------------             -------------------
               Market Value                        Date

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock $1.00 par value           46,226,720            November 30, 1998
----------------------------       -----------------        --------------------
           Class                   Number of Shares                 Date

                      DOCUMENTS INCORPORATED BY REFERENCES

            List hereunder the following documents if incorporated by reference and the Part of the Form 10-K:

PART   I - Annual Report to Shareholders for the fiscal year
           ended September 30, 1998.

PART  II - Annual Report to Shareholders for the fiscal year ended September 30, 1998 (Pages 22 through 55).

PART III - Proxy Statement dated January 25, 1999.

PART  IV - Form S-7 Registration Statement number 2-53658, filed May 12, 1975, and Amendment No. 2 thereof, filed June 24, 1975.

                               TABLE OF CONTENTS


PART I
------
                                                                                                                      Page
                                                                                                                      ----
Item 1.  Business

             Subsidiaries...........................................................................................    3
             Rate Regulation, Retail Gas Rates and Rate Increases...................................................    4
             Competition............................................................................................    7
             Gas Supply and Capacity................................................................................   12
             Environmental Matters..................................................................................   14
             Year 2000..............................................................................................   16
             Other..................................................................................................   19

    Item 2. Properties..............................................................................................   20

    Item 3. Legal Proceedings.......................................................................................   21

    Item 4. Submission of Matters to a Vote of Security Holders.....................................................   21

    Executive Officers of the Registrant............................................................................   22


PART II
-------

    Item 5. Market for Registrant's Common Equity and Related
             Stockholder Matters....................................................................................   23

    Item 6. Selected Financial Data.................................................................................   23

    Item 7. Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................................................................   23

    Item 7A.Quantitative and Qualitative Disclosures About Market Risk..............................................   24

    Item 8. Financial Statements and Supplementary Data.............................................................   24

    Item 9. Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure....................................................................   24

PART III
--------

    Item 10. Directors and Executive Officers of the Registrant.....................................................   24

    Item 11. Executive Compensation.................................................................................   24

    Item 12. Security Ownership of Certain Beneficial Owners and Management.........................................   25

    Item 13. Certain Relationships and Related Transactions.........................................................   25

PART IV
-------

    Item 14. Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K............................................................................................   25

    Report of Independent Public Accountants on Schedule.........................................................      31

    Signatures...................................................................................................      33


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

As required by such Act, the Company hereby identifies the following important factors, which are not intended to cover all events, that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements: (1) risks and uncertainties impacting the Company as a whole primarily related to changes in general economic conditions in the United States; (2) changes in laws and regulations to which the Company is subject, including tax, environmental and employment laws and regulations; (3) the effect of fluctuations in weather from normal levels; (4) variations in prices of natural gas and competing energy sources; (5) the Company's ability to develop new markets and product and service offerings as well as to maintain existing markets and the expenditures required to develop and provide such products and services; (6) conditions of the capital markets utilized by the Company to access capital to finance operations and capital expenditures; (7) improvements in products or services offered by competitors; (8) the cost and effects of legal and administrative claims and proceedings against the Company or which may be brought against the Company; and (9) estimates of future costs or the effect on future operations as a result of events that could result from the Year 2000 issue described further herein.

                                     PART I

ITEM  1. BUSINESS

The Company is a public utility that delivers and sells natural gas to metropolitan Washington, D.C. and adjoining areas in Maryland and Virginia. A distribution subsidiary serves portions of Virginia and West Virginia. The Company has been engaged in the gas distribution business for 150 years, having been originally incorporated by an Act of Congress in 1848. It became a domestic corporation of the Commonwealth of Virginia in 1953 and a corporation of the District of Columbia in 1957.

The population of the area served by the Company is estimated to be 4.6 million. As of September 30, 1998, the Company and its distribution subsidiary served 819,719 customer meters. A listing of meters served and therms delivered as of and for the twelve months ended September 30, 1998, respectively, by jurisdiction is shown in the table below. A therm of gas contains 100,000 British Thermal Units of heat, the heat content of approximately 100 cubic feet of natural gas.


                                                       Therms Delivered
          Jurisdiction             Meters Served           (millions)
          ------------             -------------        ---------------
      District of Columbia           141,497                    320
      Maryland                       340,701                    661
      Virginia                       334,173                    478
      West Virginia                    3,348                     24
                                     -------                  -----

        Total                        819,719                  1,483
                                     =======                  =====


Of the 1,483 million therms delivered in fiscal year 1998, 70% was sold by the Company and its distribution subsidiary and 30% was delivered to various customers that acquired their gas from other suppliers. Of the therms sold and delivered by the Company, 60% was sold to firm residential customers, 33% was sold to firm commercial and industrial customers and 7% was sold to interruptible commercial and industrial customers. Interruptible customers must be capable of using an alternate fuel as a substitute for natural gas when the Company determines their service must be interrupted to accommodate firm customers' needs during periods of peak demand. Therms delivered by the parent company amounted to 96% of the total consolidated deliveries.

                                  SUBSIDIARIES

The Company has four wholly owned active subsidiaries that are described below.

Shenandoah Gas Company (Shenandoah) is engaged in the delivery and sale of natural gas at retail in the Shenandoah Valley, including Winchester, Middletown, Strasburg, Stephens City and New Market, Virginia, and Martinsburg, West Virginia. Deliveries of natural gas for the twelve months ended September 30, 1998 totaled 63 million therms, of which 12% was sold to firm residential customers, 35% was sold to firm commercial and industrial customers, 28% was sold to interruptible commercial and industrial customers, and 25% was delivered to various customers that acquired their gas from other suppliers.

On November 2, 1998, Shenandoah entered into an agreement to sell its natural gas utility assets located in West Virginia. According to this agreement, Shenandoah will provide natural gas transportation service through its pipeline system in Virginia to the purchaser to assure continued natural gas service in the Eastern Panhandle of West Virginia. Shenandoah will continue to provide natural gas utility service to its approximately 10,000 customers in the northern Shenandoah Valley of Virginia. The proposed transaction is subject to approval by the Public Service Commission of West Virginia (PSC of WVA). The transportation service to be provided by Shenandoah to the purchaser is subject to approval by the Federal Energy Regulatory Commission (FERC).

In fiscal year 1998, Shenandoah's natural gas therm deliveries in West Virginia represented less than two percent of the Company's consolidated natural gas therm deliveries and less than one percent of associated consolidated revenues. Shenandoah's West Virginia operations contributed approximately $200,000 (0.3%) to the Company's fiscal year 1998 net income applicable to common stock. This represents less than one-half of one cent of basic and diluted earnings per average common share for fiscal year 1998. Page 53 of the Company's 1998 Annual Report to Shareholders, which is incorporated by reference into this report, includes a discussion of the earnings impact of this sale.

Hampshire Gas Company (Hampshire) operates an underground gas storage field in the vicinity of Augusta, West Virginia on behalf of the Company under a cost of service tariff regulated by the FERC.

Crab Run Gas Company (Crab Run) is an exploration and production subsidiary whose assets are being managed by an Oklahoma-based limited partnership. At September 30, 1998, Crab Run's investment in this partnership was not material. The Company expects that any additional investments in the partnership will be minimal.

Washington Gas Resources Corp. (WGR) is a wholly owned subsidiary under which the Company's unregulated subsidiaries, except Crab Run, are organized. WGR's subsidiaries, which are described below, are Washington Gas Consumer Services, Inc., American Combustion, Inc., American Combustion Industries, Inc. and Washington Gas Energy Services, Inc. (WGES). WGES also has subsidiaries, as described further below.

Washington Gas Consumer Services, Inc. offers a program under which it earns fees for matching customers with finance companies.

On March 25, 1998, WGR acquired a 100% interest in American Combustion, Inc. and American Combustion Industries, Inc. The two companies are jointly operated under the name ACI. ACI is a heating, ventilating and air-conditioning contracting firm serving commercial customers in the Washington, D.C. metropolitan area. Page 45 of the Company's 1998 Annual Report to Shareholders, which is incorporated by reference into this report, includes an additional discussion of the acquisition of these subsidiaries.

Washington Gas Energy Services, Inc.(WGES) is primarily engaged in the sale of natural gas in competition with unregulated gas marketers and unregulated subsidiaries of other utility companies. WGES serves nearly 30,000 residential, commercial and industrial customers both inside and outside the Company's traditional service territory. WGES holds a power marketing certificate from the FERC and plans to sell electricity. WGES' subsidiaries are described below.

Washington Gas Energy Systems, Inc. provides commercial energy services, including the design and renovation of mechanical heating, ventilating and air conditioning systems.

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

              RATE REGULATION, RETAIL GAS RATES AND RATE INCREASES

RATE REGULATION

The Company is regulated by the Public Service Commission of the District of Columbia (PSC of DC), the Public Service Commission of Maryland (PSC of MD) and the State Corporation Commission of Virginia (SCC of VA). Shenandoah is regulated by the SCC of VA and the PSC of WVA. The FERC regulates Hampshire.

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

RETAIL GAS RATES

Unbundling Initiatives

Currently, for the majority of its business, the price the Company charges its customers is based on the combination of the cost it incurs for the natural gas commodity delivered to the entry point of the Company's distribution system and the cost it incurs to deliver natural gas from this entry point to the customers' premises. Although the Company continues to generate the majority of its revenues from the sale and delivery of natural gas on this combined or bundled basis, state regulatory and Company initiatives are seeking to separate or unbundle the sale of the natural gas commodity from the delivery of gas on the Company's distribution system (delivery service). Margins generated from delivering customer-owned gas are equivalent to those earned on bundled gas service. Therefore, the Company does not experience any loss of margins from customers that choose to purchase their gas from a third-party supplier.

In all of the Company's major jurisdictions, nearly all of its interruptible customers and certain firm customers have the option of purchasing their gas from third-party suppliers including the Company's gas-marketing subsidiary, WGES. The Company continues to charge these customers for delivering gas through its distribution system. The status of the unbundling programs in the Company's major jurisdictions as of September 30, 1998 are discussed further in the Competition section below, under the subsection entitled Unbundling in the Company's Major Jurisdictions.

As of September 30, 1998, WGES provided third-party supplier gas to interruptible customers in all of the Company's major jurisdictions and to various firm customers in the District of Columbia and Maryland. WGES retains the full amount of margins generated on sales of the natural gas commodity.

Regulated Service to Firm Customers

In the District of Columbia jurisdiction, the firm residential and non-residential rate schedules are based upon a flat commodity charge for each therm of gas consumed and a fixed customer charge designed to recover certain fixed costs. In addition to this two-part rate design, a peak-usage charge is in place for non-residential firm customers. This charge was established to send accurate price signals as to the cost of gas to customers during both peak and non-peak periods. In the Maryland and Virginia jurisdictions, the rate schedules for firm service are comprised of a fixed customer charge and declining-block commodity rates. The Company and Shenandoah do not have any weather normalization mechanisms designed into their rate structures.

The current firm tariff provisions in all of the major jurisdictions of the Company and Shenandoah contain gas cost recovery mechanisms that provide for the recovery of the invoice cost of gas applicable to firm customers. Under these mechanisms, the Company periodically adjusts its rates to firm customers to reflect increases and decreases in the invoice cost of gas. Moreover, each of the major jurisdictions in which the Company and Shenandoah operate provides for an annual reconciliation of gas costs collected from firm customers to the invoice cost of gas applicable to firm customers.

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

RATE INCREASES IN THE COMPANY'S MAJOR JURISDICTIONS

District of Columbia

On October 8, 1993, the PSC of DC issued a final order based on a rate increase requested in December 1992 that approved a $4.7 million increase, or 2.5%, in annual revenues, effective October 19, 1993. The order, which included an overall rate of return of 9.86% and a return on common equity of 11.50%, provided for a phase-in, rather than immediate recognition, of the additional costs associated with the implementation of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106). The incremental costs related to SFAS No. 106 were phased-in over a five-year period that ended September 30, 1998. In each year of the phase-in, the Company filed for an increase in rates, through streamlined procedures, to reflect an additional increment of SFAS No. 106 costs in excess of a stipulated pay-as-you-go level. The difference between the incremental annual amount reflected in rates during the phase-in period and the full SFAS No. 106 cost was deferred as a regulatory asset. On September 30, 1998, the PSC of DC granted the Company recovery of the regulatory asset established during the phase-in period over a fifteen-year amortization period effective October 1, 1998.

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

Page 52 of the Company's 1998 Annual Report to Shareholders, which is incorporated by reference into this report, includes a discussion of the conclusions reached in two proceedings in the Company's Virginia jurisdiction related to the Virginia jurisdictional portion of regulatory assets.

Page 36 of the Company's 1998 Annual Report to Shareholders, which is incorporated by reference into this report, includes a summary of rate applications of the parent company.

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

On December 28, 1997, Shenandoah implemented new rates in Virginia designed to recover an additional $2.3 million annually, based on a rate case filed in August 1997. On July 16, 1998, the SCC of VA issued an order approving an increase in annual revenues of $1.4 million, or 6.78%, effective December 28, 1997. The order included an overall rate of return of 9.062% and a return on equity of 10.70%. Shenandoah refunded amounts associated with the difference between the interim rates that were collected subject to refund and the amount approved by the SCC of VA, with interest, by November 1, 1998.

                                  COMPETITION

COMPETITION WITH OTHER FUELS

In its core utility business, the Company faces competition based on its customers' preferences for its product, natural gas, compared to other energy products and also in relation to the price of those products. Currently, the most significant product-side competition is between natural gas and electricity in the residential market. This portion of the Company's business currently contributes a substantial amount of the Company's net income. The Company continues to derive the majority share of the new residential construction market in its service territory and believes customer preference for natural gas allows it to maintain its strong presence.

Currently, the Company generally maintains a price advantage over electricity in the jurisdictions it serves. However, as discussed further below, restructuring in both the natural gas and electric industries is leading to changes in traditional pricing models. As electric utilities restructure their services, certain functions of their business are expected to move toward market-based pricing, with third-party providers of electricity participating in retail markets. Electric restructuring is likely to result in lower comparative costs for electric service and increased competition for the Company.

In the interruptible market, where customers must be capable of using a fuel other than natural gas when demand by the Company's firm customers peaks, fuel oil is the most significant competing energy alternative. The Company's success in this market is dependent largely on changes in gas prices versus oil prices. The price of natural gas, which is developed primarily from domestic sources, is influenced greatly by the relationship between supply and demand. However, the price of oil, much of which comes from foreign sources, is impacted greatly by political events.

NATURAL GAS INDUSTRY RESTRUCTURING AND COMPANY STRATEGY

The natural gas industry, which has traditionally included producers, interstate pipelines and local distribution companies (LDCs) such as the Company, has a long history and has undergone many changes since its inception. Those changes have been the most significant over the past 10 years. The driving forces behind the changes are customers' and regulators' desires to promote competition in situations where it is economically beneficial to consumers.

The restructuring of the natural gas industry generally began at the producer level with the passage of the Natural Gas Policy Act in 1978, which brought about a gradual decontrol of the wellhead price of natural gas and allowed for market-based prices. In the pipeline segment of the industry, FERC Order No. 636 separated the merchant function of selling natural gas from the interstate transportation and storage services of the pipeline companies in order to increase competition. As a result of FERC Order No. 636, pipeline companies are now responsible for providing gas storage and transportation services, and LDCs have taken on the responsibility and risk of separately obtaining storage and transportation capacity from pipelines and procuring competitive natural gas supplies from producers and marketers. Transmission and storage rates charged by pipelines are still regulated by FERC, but negotiated, market-based rates are beginning to appear.

Traditionally, as a natural gas utility, the Company has provided a "bundled" service to customers, including two primary functions:(1) the merchant function; and (2) the core utility, or delivery function. As the industry has changed, the Company has changed its view of these functions. The following discussion describes the merchant and core utility functions as they exist today, and how the Company expects them to change over time. In addition, the Company's current plans for energy-related activities are discussed below.

The Merchant Function

Historically, the Company has purchased natural gas for its customers from producers, and has contracted with interstate pipeline companies to have the natural gas delivered to the entrance point of its distribution system. Subject to regulatory prudence reviews, the Company has passed on the costs paid to the producers and the interstate pipelines directly to its customers, generally without the Company having any opportunity for profit or any risk of loss.

The merchant function is the industry segment currently experiencing the greatest change. Customers in many states are being offered the opportunity to purchase their natural gas from unregulated marketers as well as from their regulated local distribution company. As discussed further below, in the Company's major jurisdictions, state regulatory and Company initiatives have culminated in customer choice programs covering nearly all customer classes. Under these programs, unregulated gas marketers compete for natural gas sales to customers and have the opportunity to make a profit or incur a loss from them. One of the Company's subsidiaries, WGES, is an unregulated gas marketer. The separating or unbundling of the merchant function from the core utility or delivery function allows unregulated marketers and unregulated marketing subsidiaries of other utility companies to gain access to the Company's customers. In addition, price competition among the Company and gas marketers for the sale of the natural gas commodity has become more prevalent. It is expected that natural gas prices charged to customers will tend to decline as a result of this competition.

Ultimately, the Company expects regulated LDCs to play a much smaller role in the merchant function. The Company may ultimately exit the merchant function as more customers buy natural gas from unregulated marketers. During this transition period, the Company will continue to have certain obligations under long-term contracts to purchase both natural gas from producers and transportation capacity from interstate pipeline companies. Accordingly, the Company's strategy will focus on recovering contractual costs and maximizing the value of contractual assets. The Company currently plans to avoid some activities that are often considered part of the merchant function, such as commodity trading, exploring for and producing natural gas, operating interstate natural gas pipelines, or expanding storage facilities beyond current capacity.

The Core Utility or Delivery Function

Through the construction of its distribution system, the Company has committed over 90% of its assets to the delivery of natural gas to customers. The core utility function currently includes the infrastructure needed to provide such customer services as reading meters, preparing bills and answering telephone inquiries. Historically, the Company's local regulatory commissions have allowed it to earn a fair rate of return on the capital invested in its distribution system and to recover expenses such as customer service and maintenance costs, taxes and depreciation.

The high cost of constructing a duplicate distribution system is a strong barrier to potential competitors for the delivery function. Thus, the Company does not expect direct competition from another natural gas distributor. In addition, the Company believes that bypass of its facilities by other potential providers of delivery service is unlikely to be a significant threat, primarily because of the nature of the customer base and the location of customers in relation to the interstate pipelines. The Company expects that the local regulatory commissions will continue to function as surrogates for competition, determining the prices the Company charges its customers and the terms and conditions of service for the delivery function. Because of continuing regulation, the Company does not expect the risk profile of the delivery function to change, nor does it expect the profitability of the delivery function to decline as a result of customers purchasing natural gas from unregulated marketers. The Company plans to continue to construct, operate and maintain its natural gas distribution system, increase the efficiency of its operations, add customers profitably and compete against other fuels such as electricity and oil.

Although the Company currently provides customer services as part of its core utility function, these services can potentially be offered economically by competitors. The Company is continuing to reduce the cost of performing these functions, with a goal of moving that cost to a market level. Once at market, the Company may or may not continue its role as the provider of customer services or may offer these services at the wholesale level, depending on its competitive position, customer demand and regulatory policy preferences. Certain activities that could be offered as separate services include billing, meter reading and other services on customers' premises. As customer bills begin to display costs separately for each service component, customers will become more familiar with these costs, enabling them to compare prices offered by competitors in the future. Currently, the Company's customer bills display natural gas commodity costs and charges for certain appliance service functions separate from the delivery service charge.

Energy-Related Activities

The Company believes that success in future energy markets will not be driven by profits from one product or service, but instead will hinge on a company's ability to provide a package encompassing multiple products and services that consumers value at competitive prices. As such, the Company and its subsidiaries currently provide certain energy-related services to consumers, including the following:

     1. Selling natural gas in competition with unregulated marketers and unregulated marketing subsidiaries of other utility companies;

     2. Providing commercial energy services by designing and renovating mechanical heating, ventilating and air conditioning systems; and

     3. Financing gas appliances and certain other equipment for residential and small commercial customers.

At the present time, the Company's energy-related activities are not significant to its results of operations. The Company intends to continue competing in the energy-related markets listed above, and potentially to enter into others.

UNBUNDLING IN THE COMPANY'S MAJOR JURISDICTIONS

Natural Gas

The Company has actively promoted competition for the sale of natural gas, as it believes that competition supports greater choice in energy suppliers and, therefore, increased customer satisfaction with natural gas. The Company's goal is to provide customers with the products, services and conveniences they want and, in addition, to gain new opportunities to profit from the sale of natural gas through its gas-marketing subsidiary, WGES. The Company made progress towards this goal during fiscal year 1998 by advancing its unbundling initiatives in each of its major jurisdictions. The table on page 11 shows the status of the unbundling programs in the Company's major jurisdictions as of September 30, 1998.

STATUS OF NATURAL GAS UNBUNDLING IN THE COMPANY'S MAJOR JURISDICTIONS As of September 30, 1998



                                                                                   Approximate                 Percentage
                                                                                    Number of                 of Eligible
                                                                                    Customers                  Customers
Jurisdiction         Customer Class                    Effective Date                Eligible                Participating
-----------------------------------------------------------------------------------------------------------------------------
Maryland              Residential                            9/1/98                 100,000                       26%
                      Commercial                             6/1/98                  23,820                       35%
                      Interruptible
                        (40,000+ Therms)                      5/87                      290                      100%
Virginia              Residential                            1/1/99                  30,000                       --
                      Commercial                             1/1/99                   2,000                       --
                      Interruptible
                        (60,000+ Therms)                      6/88                      220                       93%
District of           Residential                            1/1/99                  13,000                       --
Columbia              Commercial (Small)                 Pending approval                --                       --
                      Commercial (Large)                     4/1/98                     250                       22%
                      Interruptible
                        (60,000+ Therms)                 Pending approval                --                       --
                      Interruptible
                        (250,000+ Therms)                     1/88                       50                       89%


Unbundling initiatives in Maryland continue to set the pace in the region. The Company's Customer Choice pilot program for Maryland residential customers is in its third year and has expanded rapidly in the past year. During fiscal year 1998, the Company received permission to increase the number of eligible participants from 25,000 to 100,000 (approximately 34% of the Company's Maryland residential customers).

In Virginia, fiscal year 1998 saw important progress towards unbundling. All of the Company's interruptible customers in Virginia may choose their supplier of the natural gas commodity. Also during 1998, the SCC of VA approved the Company's request to begin a two-year pilot program for firm commercial and residential customers, allowing eligible customers to choose their natural gas suppliers. In the first year of the program, up to 10% of the Company's firm customers in Virginia will be eligible to participate in the program, increasing to 20% in the second year.

In the District of Columbia, effective April 1, 1998, large firm commercial customers (those with at least 60,000 in annual natural gas therm deliveries) became eligible to purchase gas from third-party suppliers. Additionally, in fiscal year 1998, the PSC of DC approved the Company's request to offer a pilot customer choice program to residential customers, beginning January 1, 1999.

Electricity

The electric industry still lags behind the natural gas industry in its progress toward restructuring and deregulation, but the pace of change has accelerated at both the local and national levels. Restructuring in the electric industry will likely result in the division of integrated electric utilities into their component parts of generation, transmission and local distribution. The Company expects that, similar to the gas industry, the transmission and distribution of electricity will remain regulated, while the generating function, much like the merchant function in the natural gas industry, will move to a competitive environment with market-based pricing.

Direct customer access to electricity providers at the retail level was implemented in several states in early 1998 and has been studied in virtually all states. Regulatory changes at the state level should increase competition among electricity providers and in relation to competing fuels, such as natural gas. Over time, this competition should tend to reduce prices to consumers.

All of the Company's major jurisdictions have investigated, or are in the process of investigating, the advisability of mandating retail electric unbundling. The Company supports moving to an unbundled electric market and has actively participated in proceedings in its jurisdictions. The PSC of MD issued an order that adopted a phased implementation of retail electric unbundling over a three-year period, commencing in 2000. The PSC of MD also directed the investor-owned electric companies in Maryland to fully unbundle their rates prior to the deregulation of generation. These actions are consistent with testimony submitted by the Company to the PSC of MD.

In the District of Columbia, the PSC of DC is conducting a review of electric industry restructuring. The Company has actively participated in the matter to date, submitting comments which call for the unbundling of electric services and permit competition in providing electricity to consumers.

The Virginia legislature passed a statute that calls for the provision of customer choice of electricity supplier beginning in 2004. Pilot programs are likely to be implemented in the interim. Indeed, two Virginia electric companies submitted pilot program filings in 1998.

As local regulatory commissions move forward on electric deregulation, the Company is planning to take advantage of resulting new opportunities. Although local opportunities are developing more slowly than originally anticipated, WGES holds a power marketing certificate from the FERC and plans to sell electricity.

INDUSTRY CONSOLIDATION AND CORPORATE STRUCTURE

The energy industry, much like other industries that are becoming increasingly deregulated and more competitive, has seen a number of consolidations, combinations, disaggregations and other strategic alliances and restructurings. This is being driven, in part, as energy companies seek to offer a broader range of energy services to compete more effectively in attracting and retaining customers. For example, affiliations with other operating utilities could potentially result in economies and synergies, and could provide a means to offer customers a more complete range of energy services. Consolidation will present combining entities with the challenges of remaining focused on the customer and integrating different organizations. Others in the energy industry are discontinuing operations in certain portions of the energy industry or divesting portions of their business and facilities.

The Company, from time to time, performs studies, and in some cases holds discussions regarding utility and energy-related investments and transactions with other companies. The ultimate impact on the Company of any such investments and transactions that may occur cannot be determined at this time. The Company is also studying the possibility of changing its corporate structure to clarify the separation of regulated from unregulated operations, if appropriate for business and regulatory reasons. One structural option the Company is considering is the formation of a parent holding company like that of many other utilities.

                            GAS SUPPLY AND CAPACITY

The Company and Shenandoah arrange to have natural gas delivered to the entry points of their distribution systems using the delivery capacity of interstate pipelines companies. The Company acquires natural gas delivery and storage capacity for itself and Shenandoah on a system-wide basis because of the integrated nature of the service agreements between the pipelines and the Company's consolidated distribution operations. The Company's supply and capacity plan is based on the requirements of the system and takes into account estimated load growth by type of customer as well as customer attrition, conservation, and movement of customers from bundled to unbundled service.

The Company has the responsibility of acquiring both sufficient gas supplies to meet customer requirements and appropriate pipeline capacity to ensure delivery to the Company's distribution system.

While considering the continuing trend toward unbundling the sale of the gas commodity from the delivery of the commodity to the customer, the Company must ensure that it enters into flexible contracts for supply and capacity levels that will allow it to remain competitive. The Company has adopted a diversified portfolio approach designed to satisfy the supply and deliverability requirements of its customers. The Company maintains numerous sources of supply, dependable transportation and storage arrangements and its own substantial storage and peaking capabilities to meet the demands of its customers.

The Company has 12 long-term gas supply contracts with various producers or marketers that expire between fiscal years 1999 and 2004. Under these contracts, the Company can purchase up to 100 million dekatherms of natural gas per year. The Company acquires the balance of its supplies at market prices under shorter term contracts.

To meet its anticipated annual supply requirements, the Company expects to utilize firm city-gate (volumes of gas delivered to the entry point of the Company's distribution system) supply arrangements, firm transportation and storage retained by the Company, off-system peaking resources under contract, and Company-owned peak shaving facilities. At September 30, 1998, the Company had contracts for firm storage and transportation with four pipeline suppliers that are directly connected to the Company's distribution system, as well as four upstream pipelines. The Company has entered into contracts with unregulated marketers to use the Company's firm storage and transportation rights to meet the Company's city-gate delivery needs and to make off-system sales when such storage and transportation rights are underutilized. Most of the Company's storage and transportation rights are assigned to these marketers; the Company uses several marketers so as to diversify risks. The Company continues to pay the fixed charges associated with the firm storage and transportation contracts released to the unregulated marketers. Current pipeline storage and transportation contracts have termination dates ranging from fiscal years 1999 to 2016.

As reflected in the first table on page 14, there were five sources of delivery through which the Company received natural gas to satisfy the sendout requirements in pipeline year 1998 (November 1, 1997 through October 31, 1998) and from which supplies can be received in pipeline year 1999 (November 1, 1998 through October 31, 1999). Firm transportation denotes gas purchased and transported directly to the Company's city-gates in volumes agreed upon by the Company and the applicable pipeline. Transportation storage denotes volumes purchased by the Company and stored by a pipeline for withdrawal during the heating season. Peak load requirements are met by: (1) underground natural gas storage at the Hampshire storage field in Hampshire County, West Virginia; (2) the local production of propane air from plants located at Company-owned facilities in Rockville, Maryland and Ravensworth, Virginia; and (3) other storage and peak-shaving arrangements.

During pipeline year 1998, total sendout on the system was 1,057 million therms, excluding deliveries to electric generation facilities and volumes delivered to customers that acquire their gas from other suppliers. The sendout for pipeline year 1999 is estimated to be 1,012 million therms (based on normal weather) excluding deliveries to electric generation facilities and volumes delivered to customers that acquire their gas from other suppliers. The sources of delivery and related volumes that were used to satisfy the requirements of pipeline year 1998 and those projected for pipeline year 1999 are shown on page 14.

                            SOURCES OF DELIVERY FOR
                                 ANNUAL SENDOUT
                              (millions of therms)


                                                       Actual            Projected
       Sources of Delivery                     Pipeline Year 1998      Pipeline Year 1999
       -----------------------------------     ------------------      ------------------
       Firm Transportation                             721                     679
       Transportation Storage                          325                     293
       Hampshire Storage                                 8                      20
       Company-Owned Propane-Air Plants                  1                       4
       Other Peak-Shaving Sources                        2                      16
                                                     -----                   -----

                                                     1,057                   1,012
                                                     =====                   =====



The effectiveness of the Company's gas supply program is largely dependent on the sources from which the design day requirement is satisfied. A design day is the maximum anticipated demand on the gas supply system during a 24-hour period assuming a 5 degree Fahrenheit average temperature. The Company assumes that all interruptible customers will be curtailed on the design day. The Company's design day estimate is currently 14.2 million therms. The Company is currently capable of meeting 69% of its design day requirements with storage and peaking capabilities. Emphasizing storage and peaking facilities on the Company's design day reduces the necessity to purchase firm transportation, the most expensive form of capacity from a design day perspective. The following table reflects the sources of delivery that are projected to be used to satisfy the design day sendout estimate for pipeline year 1999.

                       PROJECTED SOURCES OF DELIVERY FOR
                               DESIGN DAY SENDOUT
                              (millions of therms)


                                                        Pipeline Year 1999
                                                      -----------------------
             Sources of Delivery                        Therms       Percent
             -------------------------------------      ------       -------
             Firm Transportation                         4.4            31%
             Transportation Storage                      5.0            35
             Company-Owned Propane-Air Plants,
             Hampshire Storage and Other Peaking         4.8            34
                                                        ----          ----
                                                        14.2           100%
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

At one of the former MGP sites, studies show the presence of coal tar under the site and an adjoining property. The Company's risk assessment study performed on the site shows that there is no unacceptable risk to human health or the environment. The Company has taken steps to control the movement of contaminants into an adjacent river. A water treatment system removes and treats groundwater at the site. The Company continues to advance discussions of remediation options with the appropriate governmental agency and the adjacent landowner. The Company completed a feasibility study of remedial alternatives in fiscal year 1998 and submitted its recommended remedial action plan to the governmental agency. The Company expects the governmental agency to issue a decision document outlining the appropriate remediation methodology.

At a second former MGP site, tests identified tar products under the property, and a risk assessment showed that there was no unacceptable risk to human health or the environment. The Company designed and installed a state-approved treatment and recovery system to recover free tar and continues to recover minimal volumes of tar products from pumping. The Company will continue to pump tar, monitor the site and provide annual activity reports to the state's Department of the Environment.

At a third former MGP site, initial studies identified that tar products are present under the property, and a risk assessment showed that there was no unacceptable risk to human health or the environment. The Company completed and submitted a remedial investigation/feasibility study (RI/FS) to the appropriate state regulatory agency. The Company has yet to receive any response from the state regarding its submission, but continues to monitor the site.

At a fourth former MGP site and on an adjacent parcel of land, the Company plans to apply for the state voluntary closure program, which will require some additional study to determine appropriate remediation.

At a fifth former MGP site, a treatment system for contaminated groundwater has been operating for eight years. The Company believes, at this time, that no additional action other than water treatment will be necessary.

At a sixth former MGP site, a governmental authority has notified the Company about the detection of tar in an adjacent river. At this time, the extent and nature of any contamination and the Company's related obligation, if any, to perform remediation can not be determined. The Company will continue its discussions with the governmental authority and may perform studies to assess the extent and nature of contamination as well as the need for remediation.

Through September 30, 1998, the Company had paid $10.5 million for environmental response costs. The Company has recorded a liability of $9.1 million on an undiscounted basis at September 30, 1998 related to future environmental response costs. This estimate is primarily composed of the minimum liabilities associated with a range of environmental response costs expected to be incurred at five of the six sites described above. The Company estimates the maximum liability associated with these sites to be approximately $18.6 million at September 30, 1998. The estimates were determined by the Company's environmental experts based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. Variations within the range of estimated liability result primarily from differences in the number of years that will be required to perform environmental response processes at each site (5 to 25 years) and the extent of remediation that may be required.

The Company believes, at this time, that no remediation of any of the remaining four sites will be necessary.

Based on existing knowledge, the Company does not expect that the ultimate impact of these matters will have a significant effect on its competitive position, results of operations or the level of future capital expenditures.

                                   YEAR 2000

The millennial change to the Year 2000 could affect the Company's software programs and computing infrastructure that use two-digit years to define the applicable year, rather than four-digit years. As such they may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in the computer or device shutting down, performing incorrect computations or performing inconsistently.

In 1996, the Company began a structured program to address Year 2000 issues. It has been implementing individual strategies targeted at the specific nature of Year 2000 issues in each of the following areas: (1) business-application systems including, but not limited to, the Company's customer service, operations and financial systems and end-user applications; (2) embedded systems, including equipment that operates such items as the Company's storage and distribution system, meters, telecommunications, fleet and buildings; (3) vendor and supplier relationships; (4) interruptible customers and their ability to switch to alternate fuels as required under their tariffs; and (5) contingency planning.

To implement this comprehensive Year 2000 program, the Company established a Year 2000 Project Office, chaired by the Vice President and Chief Information Officer who reports directly to the Chairman and Chief Executive Officer. The multi-disciplinary project office includes executive management and employees with expertise from various disciplines including, but not limited to, information technology, engineering, finance, communications, internal audit, facilities management, procurement, law and human resources. In addition, the Company has utilized the expertise of outside consultants to assist in the implementation of the Year 2000 program in such areas as business-application system remediation, business-application system replacement, embedded systems inventory and analysis and contingency planning.

BUSINESS-APPLICATION SYSTEMS

In March 1997, the Company completed its assessment of all its business-application systems. It is resolving Year 2000 issues through remediation of 19 systems to recognize the turn of the century and the replacement of 20 systems with new systems that provide additional business management information and recognize four-digit years. By June 30, 1998, the Company had completed modifications to all 16 business applications targeted for remediation by outside resources, representing approximately 84 percent of those systems targeted for remediation. The three remaining systems to be remediated by in-house staff represent the remaining approximately 16 percent of the total. The Company expects them to be remediated by the end of the second quarter of fiscal year 1999.

The Company is using in-house staff to test all remediated applications and is using a testing procedure commonly known as trace-based testing to test modified business applications for Year 2000 functionality. This method first captures current processing steps and relevant data, which are run prior to remediation

(baseline test) and again after remediation (regression test). This process is intended to identify any business rules that may have changed during the remediation effort and to confirm that only date processes have been changed. Once the regression test is successfully completed, the Company uses automated test software tools to perform additional applicable future date tests for each system.

The Company is also installing an enterprise-wide software system that will replace 18 business application systems, including its financial, human resources and supply chain systems. Two other systems will be replaced with systems not included in the enterprise-wide software initiative. These 20 business applications represent approximately one-half of the business application software code requiring remediation or replacement. The Company currently expects to complete the replacement no later than the end of the third quarter of fiscal year 1999.

In summary, the Company expects that remediation or replacement of approximately 41 percent of the critical business-application systems will be completed by the end of the first quarter of fiscal year 1999, and expects all business-application systems will be completed no later than the end of the third quarter of fiscal year 1999. Testing will continue through the end of fiscal year 1999.

During the fourth quarter of fiscal year 1998, the Company completed a comprehensive, prioritized inventory of end-user applications (i.e., PC-based databases) and is implementing project plans to replace or remediate these applications, as necessary. It expects to complete replacement or remediation, including testing, by the end of the third quarter of fiscal year 1999.

EMBEDDED SYSTEMS

The Company has performed a comprehensive inventory of its embedded systems at the component level. This inventory identified several hundred components that were potentially date sensitive. The Company has contacted all manufacturers of those components that it has identified as critical to operations. At this time, approximately three percent of the date-sensitive components that the Company has identified are non-compliant based on information provided by the manufacturers. The Company implemented remediation or replacement plans as necessary and expects them to be completed by the end of the second quarter of fiscal year 1999. The quality of the responses received from manufacturers, the estimated impact of the individual systems on the Company, and the ability of the Company to perform meaningful tests will influence its decision to conduct independent testing of embedded systems through the end of fiscal year 1999.

VENDOR AND SUPPLIER RELATIONSHIPS

The Company is contacting in writing or through face-to-face discussions all vendors and suppliers of products and services that it considers critical or important to its operation. These contacts include providers of interstate transportation capacity and storage, natural gas suppliers, financial institutions and electric, telephone and water companies. The Company is evaluating the initial responses and continues the process of following up with the vendors and suppliers either through meetings or by letter. The Company will consider new business relationships with alternate providers of products and services as necessary and to the extent alternatives are available. However, the Company recognizes there are no practical alternatives for external infrastructure such as electric and telephone service, suppliers of natural gas and providers of interstate transportation capacity and storage to deliver natural gas to the Company's distribution system.

INTERRUPTIBLE CUSTOMERS

The Company is communicating with its major interruptible customers to inform them about the potential vulnerability of embedded boiler and plant control systems. The Company informed them that they should assess the need to include potential remediation and/or replacement of these systems as part of their Year 2000 programs to ensure their ability to switch to an alternate fuel source, as required by applicable tariffs and contracts and if called on to do so.

YEAR 2000 RISKS AND CONTINGENCY PLANNING

With respect to its internal operations, over which the Company has direct control, the Company believes the most significant potential risks are: (1) its ability to use electronic devices to control and operate its distribution system; (2) its ability to render timely bills to its customers; (3) its ability to enforce tariffs and contracts applicable to interruptible customers; and (4) its ability to maintain continuous operation of its computer systems. The Company's Year 2000 program addresses each of these risks, and the remediation or replacement of these systems is well under way. In the event that any Year 2000-related problems may occur, the Company's contingency plan will outline alternatives to mitigate the impact of such failures, to the extent possible.

The Company relies on the suppliers of natural gas and interstate transportation and storage capacity to deliver natural gas to the Company's distribution system. External infrastructure, such as electric, telephone and water service, is necessary for the Company's basic operation as well as the operations of many of its customers. Should any of these critical vendors fail, the impact of any such failure could become a significant challenge to the Company's ability to meet the demands of its customers, to operate its distribution system and to communicate with its customers. It could also have a material adverse financial impact including, but not limited to, lost sales revenues, increased operating costs and claims from customers related to business interruptions. The Company has no way of ensuring that those vendors or suppliers mentioned above for which there are no viable options will be timely Year 2000 compliant.

As part of its normal business practice, the Company maintains plans to follow during emergency circumstances. These plans will be used as a basis to build the Company's contingency plan for potential Year 2000-related problems. The Company maintains and operates a command center that is activated during emergency circumstances. The Company will manage specific Year 2000 contingency operations from the command center during the millennium change as well as at other points in time on an as needed basis.

Because of the interconnected nature of potential Year 2000-related problems, the Company recognizes that effective contingency planning must focus on both internal and external operations and is working with local organizations and other utilities as it completes its planning effort. The Company has participated in association meetings and customer meetings with other local utilities to discuss the Company's Year 2000 program.

The Company believes that its work will serve to reduce the risk that its internal systems will fail for Year 2000 reasons. However, the contingency plan cannot mitigate interrupted delivery to the Company's distribution system of natural gas by the producers of natural gas and providers of interstate transportation capacity or the impact on operations of failures of electric, telephone and water services.

FINANCIAL IMPLICATIONS

To implement its Year 2000 strategies, the Company currently expects to generate non-recurring expenses of approximately $10 million over the three fiscal-year periods ending September 30, 1999 for business-application systems remediation, embedded systems replacement, end-user applications remediation and replacement, and certain costs associated with the replacement of certain existing business systems. The Company will capitalize costs of approximately $28 million incurred to replace certain existing business-application software systems with new systems that will be Year 2000 operational and provide additional business management information.

The following table reflects the amounts charged to expense and capitalized through September 30, 1998 for business-application systems remediation, embedded systems replacement and end-user applications remediation and replacement and for replacing existing business-application software systems.


                                        1998                             1997                          Total
                            --------------------------       --------------------------      -----------------------
                            Expense            Capital       Expense            Capital      Expense         Capital
--------------------------------------------------------------------------------------------------------------------
(millions)
Business-application
  systems remediation,
  embedded systems
  replacement and
  end-user applications
  remediation and
  replacement                    $1                $1          $1                 $ --           $2            $ 1

Business-application
  software systems
  replacement                    $4                $19         $ --               $ --           $4            $19



Until the Company has completed further analysis of the impact of the Year 2000 issue on its embedded systems, vendor and supplier relationships and contingency planning, it is unable to estimate the additional costs, if any, it may incur as a result of its efforts.

Each of the components of the Company's Year 2000 program is progressing, and the Company believes it is taking reasonable steps necessary to be able to operate successfully through and beyond the turn of the century.

                                     OTHER

Revenue from the sale or delivery of natural gas as a percentage of consolidated operating revenue was 98% for 1998 and 1997 and 99% for 1996. The Company is not dependent upon a single customer or a few customers such that the loss of any one or more of such customers would have a significant adverse effect on the Company. Large customers are generally on interruptible rate schedules, and margin-sharing arrangements limit the effects of interruptible customer usage on net income. As shown on page 2, the Company and Shenandoah had 819,719 customer meters at September 30, 1998.

The Company's utility business is highly seasonal and weather sensitive since the majority of its business is derived from residential and small commercial customers who use gas for space heating purposes. In fiscal year 1998, 76% of the therms delivered by the Company, excluding deliveries for electric generation, occurred in the Company's first and second fiscal quarters. All of the Company's earnings are generated in these two quarters and the Company historically incurs losses in the third and fourth fiscal quarters. Results of operations can be affected by the timing and level of approved rate increases. The seasonal nature of the Company's business creates large variations in short-term cash requirements, primarily due to fluctuations in the level of customer accounts receivable and storage gas inventory levels. The Company finances these seasonal requirements primarily through the sale of commercial paper and short-term bank loans.

Through the cost of services provided by the interstate pipelines, the Company and Shenandoah contribute to the funding of the Gas Research Institute. The Institute's primary focus is devoted to developing more efficient gas equipment and to increase the long-term supply of gas. The Company also belongs to the Natural Gas Vehicle Coalition and the Institute of Gas Technology. These organizations are involved in developing new applications and technologies for the use of natural gas. The cost of these memberships and the Company's own research and development costs during fiscal years 1998, 1997 and 1996 were not material.

At September 30, 1998, the Company and its wholly owned subsidiaries had 2,169 employees. This represents an increase of 99 employees from the level at September 30, 1997 due to a higher level of non-utility employees resulting from the purchase of ACI in March 1998. At September 30, 1998, there were 2,000 utility employees, a decline of 59 employees from the level at September 30, 1997.

ITEM  2. PROPERTIES

The Company and its subsidiaries hold such valid franchises, certificates of convenience and necessity, licenses and permits as are necessary for the maintenance and operation of their respective properties and businesses as now conducted. The Company has no reason to believe that it will be unable to renew any of such franchises as they expire.

As of September 30, 1998, the Company and its utility subsidiaries had 636 miles of transmission mains and 9,813 miles of distribution mains. The Company has the capacity for storage of approximately 15 million gallons of propane for peak shaving.

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

The Company also has peaking facilities consisting of propane air plants in Ravensworth, Virginia and Rockville, Maryland. Hampshire operates an underground natural gas storage field in Hampshire County, West Virginia. Hampshire accesses the storage field through 12 storage wells that are connected to an 18-mile pipeline gathering system. Hampshire also operates a compressor station for injection of gas into storage. The Augusta and Little Capon fields, located in Hampshire County, have the capacity to provide the Company's system with approximately 2.7 billion cubic feet of natural gas under design conditions. For pipeline year 1999, it is projected that the Hampshire storage facility will supply approximately 2.0 billion cubic feet of natural gas to the Company's system for meeting seasonal demands.

The Company's Mortgage dated January 1, 1933 (Mortgage), as supplemented and amended, securing the First Mortgage Bonds (FMBs) issued by the Company, constitutes a direct lien on substantially all property and franchises owned by the Company other than expressly excepted property.

The Company executed a supplemental indenture to its unsecured Medium-Term Notes
(MTNs) Indenture on September 1, 1993, providing that the Company can not issue any FMBs under its Mortgage without making effective provision whereby any outstanding MTNs shall be secured equally and ratably with any and all other obligations and indebtedness secured by the Mortgage.

ITEM  3. LEGAL PROCEEDINGS

None.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT


                                                                                                 Date Elected
        Name, Age and Position with the Company                                                 or Appointed (1)
---------------------------------------------------------                                      -----------------
The names, ages, and positions of the executive officers of the Registrant as of the date of this report are listed below along with their business experience during the past five years.

Elizabeth M. Arnold, Age 46
  Vice President (corporate strategy and internal audit)                                        January 31, 1996
  Treasurer                                                                                          May 1, 1993

Beverly J. Burke, Age 47
  Vice President and Assistant General Counsel                                                   October 1, 1998
  Department Head - Office of the General Counsel                                               January 22, 1997
  Managing Attorney                                                                            November 16, 1992

Richard J. Cook, Age 56
  Vice President (Construction and Technical Support)                                            October 1, 1996
  Executive Assistant                                                                            October 1, 1995
  Director - Environment and Safety                                                            September 1, 1989

James H. DeGraffenreidt, Jr., Age 45
  Chairman of the Board and Chief Executive Officer                                             December 1, 1998
  President and Chief Executive Officer                                                          January 1, 1998
  President and Chief Operating Officer                                                         December 1, 1994
  Senior Vice President - Jurisdictional Divisions
    and Rates and Regulatory Affairs                                                                 May 1, 1993

Richard L. Fisher, Age 51
  Vice President (Delivery Services)                                                                June 1, 1996
  Executive Director                                                                                 May 3, 1993

John K. Keane, Jr., Age 60
  Senior Vice President and General Counsel                                                          May 1, 1993

Frederic M. Kline, Age 47
  Vice President, Treasurer and Chief Financial Officer                                          October 1, 1998
  Vice President and Treasurer                                                                  January 31, 1996
  Controller                                                                                   November 27, 1985

Lisa M. Metcalfe, Age 34 (2)
  Vice President and Chief Information Officer                                                   October 1, 1996

Douglas V. Pope, Age 53
  Secretary                                                                                        July 25, 1979

Joseph M. Schepis, Age 45 (3)
  President and Chief Operating Officer                                                         December 1, 1998
  Executive Vice President and Chief Operating Officer                                           January 1, 1998
  Senior Vice President (gas supply, regulatory activities
    and customer services)                                                                      January 31, 1996
  Senior Vice President and Chief Financial Officer                                            December 15, 1994
  Vice President - Rates and Regulatory Affairs                                                      May 1, 1993

Roberta W. Sims, Age 44
  Vice President (corporate relations and communications)                                       January 31, 1996
  Vice President and General Manager -
    District of Columbia Division                                                                October 1, 1992



                                                                    Date Elected
            Name, Age and Position with the Company               or Appointed (1)
------------------------------------------------------------      -----------------
Robert A. Sykes, Age 50
  Vice President (human resources)                                February 21, 1996
  Vice President - Human Resources                                  October 1, 1987

Robert E. Tuoriniemi, Age 42 (4)
  Controller                                                        October 1, 1996

James B. White, Age 48
  Vice President (business development)                           February 21, 1996
  Vice President and General Manager - Virginia Division                May 1, 1993



There is no family relationship among the officers. The age of each officer listed is as of the date of filing.

(1) Each of the officers has served continuously since the dates indicated.

(2) Ms. Metcalfe was previously employed by the National Wildlife Federation and served most recently as Vice President of Constituent Systems and Services. In this capacity, she was responsible for the organization's information systems, telecommunications systems, facilities, and administrative services.

(3) Mr. Schepis was elected to the Board of Directors effective at the close of business on December 16, 1998.

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

The information captioned "Common Stock Price Range and Dividends Paid" and presented on page 55 of the Company's 1998 Annual Report to Shareholders is included in Exhibit 13 in this report and is incorporated by reference into this Item. Only owners of record are counted as common shareholders.

ITEM  6.  SELECTED FINANCIAL DATA

Page 22 of the Company's 1998 Annual Report to Shareholders is included in
Exhibit 13 in this report and is incorporated by reference into this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pages 23 through 36 of the Company's 1998 Annual Report to Shareholders is included in Exhibit 13 in this report and is incorporated by reference into this Item.

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk Exposure Related to Other Financial Instruments

At September 30, 1998, the Company had fixed-rate long-term debt aggregating $428.6 million in principal amount and having a fair value of $462.2 million. Fair value is defined as the present value of the debt securities' future cash flows discounted at interest rates that reflect market conditions as of September 30, 1998. While these instruments are fixed-rate and, therefore, do not expose the Company to the risk of earnings loss due to changes in market interest rates, they are subject to changes in fair value as market interest rates change. Using sensitivity analysis to measure this market risk exposure, the Company estimates that the fair value of its long-term debt would increase by approximately $19.4 million if interest rates were to decline by 10%. The Company also estimates that the fair value of its long-term debt would decrease by approximately $17.6 million if interest rates were to increase by 10%. In general, such an increase or decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments in the open market prior to their maturity.

Price Risk Related to Gas-Marketing Activities

The Company's gas-marketing activities are performed by its marketing subsidiary, WGES. In the course of its business, WGES makes fixed-price sales commitments to customers. WGES purchases the corresponding physical supplies at fixed prices to lock in margins. WGES has exposure to changes in gas prices related to volumetric differences between the purchase commitments and sales commitments. The risk associated with gas price fluctuations is managed by closely matching purchases from suppliers with sales commitments to customers. At September 30, 1998, WGES' open position was not material to the Company's financial position or results of operations.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 37 through 55 of the Company's 1998 Annual Report to Shareholders is included in Exhibit 13 in this report and is incorporated by reference into this Item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors contained in the definitive proxy statement dated January 25, 1999, is hereby incorporated herein by reference. Information related to Executive Officers is reflected in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

The information captioned "Executive Compensation" in the definitive proxy statement dated January 25, 1999, is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information captioned "Security Ownership of Management" in the definitive proxy statement dated January 25, 1999, is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Karen Hastie Williams, a Director of the Company, is a partner in the law firm Crowell & Moring. Michael D. Barnes, a Director of the Company, is a partner in the law firm Hogan & Hartson. Both firms performed legal services for the Company during fiscal year 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1      All Financial Statements                                  Pages in 1998
                                                                   Annual Report to
                                                                     Shareholders
                                                                     Included in
                                                                      Exhibit 13
                                                                   -----------------
Consolidated Statements of Income - for the years ended
  September 30, 1998, 1997 and 1996...............................      37
Consolidated Balance Sheets - as of September 30, 1998 and 1997...      38
Consolidated Statements of Cash Flows - for the years ended
  September 30, 1998, 1997 and 1996...............................      39
Consolidated Statements of Capitalization - as of September 30,
  1998 and 1997...................................................      40
Consolidated Statements of Common Shareholders' Equity -
  1998, 1997 and 1996.............................................      41
Consolidated Statements of Income Taxes - for the years ended
  September 30, 1998, 1997 and 1996 and as of September 30, 1998
  and 1997........................................................      42
Notes to Consolidated Financial Statements........................   43-53
Report of Independent Public Accountants..........................      54

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

Schedule II, listed on page 26, should be read in conjunction with the financial statements in the 1998 Annual Report to Shareholders. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

                                                                                         Pages in
Schedule                                Description                                        10-K
--------    --------------------------------------------------------------------------   --------
 II         Valuation and Qualifying Accounts and Reserves for the years ended
              September 30, 1998, 1997 and 1996.....................................        32

(a)3        Exhibits

            Exhibits Filed Herewith:

                                                                                         Pages in
                                       Description                                         10-K
                                       -----------                                      ----------

            3.    Articles of Incorporation and Bylaws:                                     See
                                                                                         Separate
                                                                                          Volume
                    Bylaws of the Company as amended on
                    October 28, 1998.

            12.   Statement re Computation of Ratios -
            12.0    Computation of Ratio of Earnings to Fixed Charges
            12.1 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

            13.   Annual Report to Security Holders -

                    1998 Annual Report to Shareholders (except for the information presented on the front and rear covers and Pages 1 through 21, which are not deemed to be filed with the Securities and Exchange Commission for the purposes of the Securities Exchange Act of 1934)

            21.   Subsidiaries of the Registrant

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

           10.  Material Contracts:

                   Service Agreement effective October 1, 1993 with Transcontinental Gas Pipe Line Corporation related to the upstream capacity on the CNG Transmission Corporation system, filed on Form 10-K for the fiscal year ended September 30, 1993.

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

                   Deferred Compensation Plan for Outside Directors as amended filed on Form 10-K for the fiscal year ended December 31, 1986*

                   Retirement Plan for Outside Directors, as amended on December 18, 1996 and filed on Form 10-K for the fiscal year ended September 30, 1997 *

                   Long-Term Incentive Compensation Plan, as amended on December 18, 1996 and filed on Form 10-K for the fiscal year ended September 30, 1997 *

                   Executive Incentive Compensation Plan, as amended on December 18, 1996 and filed on Form 10-K for the fiscal year ended September 30, 1997 *

                   Supplemental Executive Retirement Plan, as amended on December 18, 1996 and filed on Form 10-K for the fiscal year ended September 30, 1997 *

                   * Compensatory plan arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

(b)        Reports on Form 8-K:

           The following reports were filed on Form 8-K during the fourth fiscal quarter of 1998 and the first fiscal quarter of 1999 up until the date of this report.

             Date Filed                          Description of Event Reported
           ---------------                -------------------------------------------
           July 10, 1998                  Update of regulatory matters in Virginia.
                                          On June 25, 1998, the Hearing Examiner Of
                                          the State Corporation of Virginia issued a
                                          report related to certain of the Company's
                                          regulatory assets associated with its
                                          Virginia operations.

           October 13, 1998               Announcement of the future retirement date
                                          of Chairman of the Board, Patrick J. Maher
                                          and other succession plans.

           October 30, 1998               Announcement of the unaudited results of
                                          operations for fiscal Year 1998 and the
                                          three months ended September 30,1998.

           November 4, 1998               Announcement that Shenandoah Gas Company
                                          entered into an agreement to sell its
                                          utility assets located in West Virginia.

           November 25, 1998              A copy of the Underwriting Agreement and
                                          Price Determination Agreement related to
                                          the public issuance of up to 2.3 million
                                          shares of the Company's common stock.
                                          Announcement of the Underwriters exercising
                                          their option to purchase an additional
                                          300,000 shares from the Company.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Shareholders and Board of Directors of Washington Gas Light Company:

     We have audited in accordance with generally accepted auditing standards, the financial statements included in Washington Gas Light Company's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 26, 1998 (except with respect to the matters discussed in Note 13, as to which the date is November 18, 1998). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Schedule II - Valuation and Qualifying Accounts and Reserves for the years ended September 30, 1998, 1997 and 1996 - listed in the index on page 26 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This Schedule II has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                         ARTHUR ANDERSEN LLP



Washington, D.C.,
October 26, 1998.

                  WASHINGTON GAS LIGHT COMPANY & SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996







                                                                      ADDITIONS CHARGED TO
                                                 BALANCE AT    -------------------------------                          BALANCE
                                                  BEGINNING      COSTS AND           OTHER                               AT END
                                                  OF PERIOD       EXPENSES          ACCOUNTS        DEDUCTIONS (C)     OF PERIOD
                                               --------------  --------------     ------------    -----------------  --------------
                    1998
                    ----
Valuation and Qualifying Accounts
 Deducted from Assets in the Balance Sheet:
    Allowance for doubtful accounts             $     11,043         9,855           2,503  (A)          14,323        $    9,078
    Provision for impairment of investments
      and other deferred charges                       5,970           -               -                  1,823             4,147

Reserves:
    Injuries and Damages                              10,145         2,490             254  (B)           4,019             8,870
    Other                                                900           -               -                    450               450



                    1997
                    ----
Valuation and Qualifying Accounts
 Deducted from Assets in the Balance Sheet:
    Allowance for doubtful accounts             $     11,846   $    11,237      $    1,857  (A)     $    13,897        $   11,043
    Provision for impairment of investments
      and other deferred charges                       6,507           -               -                    537             5,970

Reserves:
    Injuries and Damages                               9,292         2,146             826  (B)           2,119            10,145
    Other                                                900           -               -                    -                 900


                    1996
                    ----
Valuation and Qualifying Accounts
 Deducted from Assets in the Balance Sheet:
    Allowance for doubtful accounts             $     10,580   $     7,752      $    2,070  (A)     $     8,556        $   11,846
    Provision for impairment of investments
      and other deferred charges                       5,397         1,150             -                     40             6,507

Reserves:
    Injuries and Damages                              11,873         2,409           1,845  (B)           6,835             9,292
    Other                                                900           -               -                    -                 900


           NOTES:

(A) Recoveries on receivables previously written off as uncollectible and unclaimed customer deposits, overpayments, etc., not refundable.

(B) Portion of injuries and damages charged to construction and reclassification from other accounts.

(C) Includes deductions for purposes for which reserves were provided or revisions made of estimated exposure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 WASHINGTON GAS LIGHT COMPANY

                                             /s/ JAMES H. DEGRAFFENREIDT, JR.
                                             --------------------------------
                                                 James H. DeGraffenreidt, Jr.
                                                    Chairman of the Board
                                                 and Chief Executive Officer

Date: December 16, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                                  Title                                 Date
             ---------                                  -----                                 ----

   /s/ JAMES H. DEGRAFFENREIDT, JR.            Chairman of the Board                         12/16/98
   ---------------------------------           and Chief Executive Officer                  ---------
      (James H. DeGraffenreidt, Jr.)


   /s/ FREDERIC M. KLINE                       Vice President, Treasurer                     12/16/98
   ---------------------------------           and Chief Financial Officer                  ---------
      (Frederic M. Kline)                      (Principal Financial Officer)


   /s/ ROBERT E. TUORINIEMI                    Controller                                    12/16/98
   ---------------------------------           (Principal Accounting Officer)               ---------
      (Robert E. Tuoriniemi)

   /s/  MICHAEL D. BARNES                      Director                                      12/16/98
   ---------------------------------                                                        ---------
       (Michael D. Barnes)

   /s/    FRED J. BRINKMAN                     Director                                      12/16/98
   ---------------------------------                                                        ---------
         (Fred J. Brinkman)

   /s/ DANIEL J. CALLAHAN, III                 Director                                      12/16/98
   ---------------------------------                                                        ---------
      (Daniel J. Callahan, III)

   /s/    ORLANDO W. DARDEN                    Director                                      12/16/98
   ---------------------------------                                                        ---------
         (Orlando W. Darden)

   /s/     MELVYN J. ESTRIN                    Director                                      12/16/98
   ---------------------------------                                                        ---------
          (Melvyn J. Estrin)

   /s/     PATRICK J. MAHER                    Director                                      12/16/98
   ---------------------------------                                                        ---------
          (Patrick J. Maher)

   /s/   KAREN HASTIE WILLIAMS                 Director                                      12/16/98
   ---------------------------------                                                        ---------
        (Karen Hastie Williams)



                          WASHINGTON GAS LIGHT COMPANY
                          1998 FORM 10-K EXHIBIT INDEX



Exhibit                  Description
 3.       Articles of Incorporation and Bylaws

12.       Statement re Computation of Ratios

12.0      Computation of Ratio of Earnings to Fixed Charges

12.1      Computation of Ratio of Earnings to Fixed Charges and
            Preferred Stock Dividends

13.       Annual Report to Security Holders -

            1998 Annual Report to Shareholders (except for the information presented on the front and rear covers and Pages 1 through 21, which are not deemed to be filed with the Securities and Exchange Commission for the purposes of the Securities Exchange Act of 1934)

21.       Subsidiaries of the Registrant

23.       Consents of Experts and Counsel

27.       Financial Data Schedule