Form 10-Q
period 1998-12-31
WASHINGTON GAS LIGHT CO
filed 1999-02-16
CIK 104819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-Q


(Mark One)

[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               December 31, 1998
                                -----------------------------------------------
                                                     OR


[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the transition period from  ____________________ to _______________________


Commission file number                            1-1483
                        -------------------------------------------------------

                          WASHINGTON GAS LIGHT COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


District of Columbia and Virginia                       53-0162882
---------------------------------          ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


1100 H Street, N. W., Washington, D. C.                    20080
----------------------------------------   ------------------------------------
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

                                  Yes  X    No
                                     -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $1.00 par value             46,245,496             January 29, 1999
----------------------------          ----------------          ----------------
        Class                         Number of Shares                Date

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------

PART  I.      Financial Information:

              Item 1.  Financial Statements

                 Consolidated Balance Sheets -
                       December 31, 1998 and September 30, 1998..........  2-3

                 Consolidated Statements of Income -
                       Three Months Ended December 31, 1998 and 1997.....    4

                 Consolidated Statements of Cash Flows -
                       Three Months Ended December 31, 1998 and 1997.....    5

                 Notes to Consolidated Financial Statements..............  6-8

              Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations............ 9-19

              Item 3.  Quantitative and Qualitative Disclosures About
                          Market Risks of the Company                       20

PART II.      Other Information:

              Item 5.  Other Information.................................   20

              Item 6.  Exhibits and Reports on Form 8-K..................   21

              Signature..................................................   22


                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                       Dec. 31,       Sept. 30,
                                                         1998           1998
                                                      ---------      ----------
                                                      (Unaudited)
                                                             (Thousands)

ASSETS
Property, Plant and Equipment
  At original cost .................................. $ 2,022,641   $ 1,992,770
  Accumulated depreciation and amortization..........    (684,946)     (673,269)
                                                      -----------   -----------
                                                        1,337,695     1,319,501
                                                      -----------   -----------
Current Assets
  Cash and cash equivalents ..........................     19,480        17,876
  Accounts receivable ................................    118,998        92,178
  Gas costs due from customers .......................      9,279         9,921
  Allowance for doubtful accounts ....................     (8,544)       (9,078)
  Accrued utility revenues ...........................     82,807        16,304
  Materials and supplies - principally at average cost     15,161        15,607
  Storage gas - at cost (first-in, first-out).........     71,875        76,338
  Deferred income taxes...............................     16,384        16,337
  Other prepayments - principally taxes...............     15,439        13,864
  Other ..............................................      1,109           849
                                                      -----------   -----------
                                                          341,988       250,196
                                                      -----------   -----------
 Deferred Charges and Other Assets
  Regulatory assets - deferred purchased gas costs ..        -            3,550
  Regulatory assets - other .........................      91,125        91,802
  Other .............................................      20,109        17,384
                                                      -----------   -----------
                                                          111,234       112,736
                                                      -----------   -----------
    Total ........................................... $ 1,790,917   $ 1,682,433
                                                      ===========   ===========


See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                        Dec. 31,      Sept. 30,
                                                          1998           1998
                                                       ----------     ----------
                                                       (Unaudited)
                                                               (Thousands)

CAPITALIZATION AND LIABILITIES
Capitalization
  Common shareholders' equity .......................  $  677,104    $  607,755
  Preferred stock ...................................      28,423        28,424
  Long-term debt ....................................     452,292       428,641
                                                       ----------    ----------
                                                        1,157,819     1,064,820
                                                       ----------    ----------
Current Liabilities
  Current maturities of long-term debt ..............      55,193        64,106
  Notes payable .....................................      93,036       124,943
  Accounts payable ..................................     125,008       103,243
  Wages payable .....................................      11,869        13,527
  Dividends declared ................................      14,203        13,485
  Customer deposits and advance payments ............      21,651        19,454
  Accrued taxes and interest ........................      34,363         9,200
  Pipeline refunds due to customers .................       1,741         1,437
  Gas costs due to customers ........................       5,563         5,671
  Other .............................................         605         1,146
                                                       ----------    ----------
                                                          363,232       356,212
                                                       ----------    ----------
Deferred Credits
  Unamortized investment tax credits ................      20,262        20,493
  Deferred income taxes .............................     141,142       145,519
  Regulatory liabilities - deferred purchased
     gas costs ......................................      13,071          -
  Other regulatory liabilities and other deferred
     credits ........................................      95,391        95,389
                                                       ----------    ----------
                                                          269,866       261,401
                                                       ----------    ----------
    Total ...........................................  $1,790,917    $1,682,433
                                                       ==========    ==========


See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                                                      Three Months Ended
                                                      ------------------
                                                    Dec. 31,          Dec. 31,
                                                      1998              1997
                                                   ----------        ----------
                                              (Thousands, Except Per Share Data)

Operating Revenues ..............................  $  297,349        $  367,547
Cost of Gas .....................................     158,919           212,046
                                                   ----------        ----------
Net Revenues ....................................     138,430           155,501
                                                   ----------        ----------
Other Operating Expenses
  Operation .....................................      47,624            43,101
  Maintenance ...................................       9,268             9,237
  Depreciation and amortization .................      14,305            13,430
  General taxes .................................      16,606            19,769
  Income taxes ..................................      15,123            22,262
                                                   ----------        ----------
                                                      102,926           107,799
                                                   ----------        ----------
Operating Income ................................      35,504            47,702
Other Income (Loss) - Net .......................        (608)              112
                                                   ----------        ----------
Income Before Interest Expense ..................      34,896            47,814
                                                   ----------        ----------
Interest Expense
  Interest on long-term debt ....................       8,761             7,992
  Other .........................................       1,220             1,699
                                                   ----------        ----------
                                                        9,981             9,691
                                                   ----------        ----------
Net Income ......................................      24,915            38,123
Dividends on Preferred Stock ....................         333               332
                                                   ----------        ----------
Net Income Applicable to Common Stock ...........  $   24,582        $   37,791
                                                   ==========        ==========
Average Common Shares Outstanding ...............      45,038            43,651
                                                   ==========        ==========
Earnings per Average Common Share - Basic .......  $     0.55        $     0.87
                                                   ==========        ==========
Earnings per Average Common Share - Diluted .....  $     0.55        $     0.87
                                                   ==========        ==========
Dividends Declared per Common Share .............  $    0.300        $    0.295
                                                   ==========        ==========




See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                            Three Months Ended
                                                            ------------------
                                                         Dec.  31,     Dec. 31,
                                                           1998          1997
                                                         ---------     --------
                                                               (Thousands)

Operating Activities
Net income ............................................. $ 24,915     $  38,123
Adjustments to reconcile net income to net cash provided
    by operating activities:
  Depreciation and amortization a/ .....................   15,733        14,781
  Deferred income taxes - net ..........................   (3,687)       (7,179)
  Amortization of investment tax credits ...............     (231)         (237)
  Allowance for funds used during construction .........     (406)         (218)
  Loss from agreement to sell West Virginia assets
     (Note 10) .........................................    3,300           -
  Other noncash charges - net ..........................    3,626         1,436
                                                         --------     ---------
                                                           43,250        46,706
Changes in assets and liabilities:
  Accounts receivable and accrued utility revenues .....  (93,857)     (159,347)
  Gas costs due from/to customers - net ................      534         2,715
  Storage gas ..........................................    4,463         8,467
  Other prepayments - principally taxes ................   (1,575)       (3,261)
  Accounts and wages payable ...........................   20,270        47,915
  Customer deposits and advance payments ...............    2,197        (3,827)
  Accrued taxes and interest ...........................   25,163        39,712
  Pipeline refunds due to customers ....................      304        (1,698)
  Deferred purchased gas costs - net ...................   16,621        23,835
  Other - net ..........................................   (5,596)        2,283
                                                         --------     ---------
    Net Cash Provided by Operating Activities ..........   11,774         3,500
                                                         --------     ---------
Financing Activities
Common stock issued ....................................   58,577           -
Common stock repurchased ...............................     -           (2,340)
Long-term debt issued ..................................   26,099           -
Long-term debt retired .................................  (11,375)       (8,720)
Debt issuance costs (Note 5) ...........................   (2,248)          -
Notes payable - net ....................................  (31,907)       62,504
Dividends on common and preferred stock ................  (13,452)      (13,224)
                                                         --------     ---------
    Net Cash Provided by Financing Activities ..........   25,694        38,220
                                                         --------     ---------
Investing Activities
Capital expenditures ...................................  (35,864)      (34,451)
                                                         --------     ---------
Net Cash Used in Investing Activities ..................  (35,864)      (34,451)
                                                         --------     ---------
Increase in Cash and Cash Equivalents ..................    1,604         7,269
Cash and Cash Equivalents at Beginning of Period .......   17,876         9,708
                                                         --------     ---------
Cash and Cash Equivalents at End of Period ............. $ 19,480     $  16,977
                                                         ========     =========
Supplemental Disclosures of Cash Flow Information
  Income taxes paid .................................... $     16     $      19
  Interest paid ........................................ $  1,834     $   1,660

a/  Includes amounts charged to other accounts.
See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                                  (Unaudited)



1. In the opinion of Washington Gas Light Company (the Company), the accompanying Consolidated Financial Statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results for such periods. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

2. Due to the seasonal nature of the Company's business, the results of operations shown do not indicate the expected results for the fiscal year ended September 30, 1999.

3. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.   Certain   amounts  in  financial   statements  of  prior  years  have  been
     reclassified to conform to the presentation of the current year.

5.   Interest  Rate Hedge
     The Company has $39 million of 8-3/4% First Mortgage Bonds (FMBs) that can be called by the Company, or put to the Company on July 1, 1999. On September 2, 1998, in order to lock in the Treasury yield for an anticipated $39 million Medium-Term Note (MTN) issuance, which will be used to refund the FMBs, the Company entered into an agreement that reflects the forward sale of $40 million of 10-year U.S. Treasury notes at a fixed price to be paid on July 1, 1999. The Company accounts for this transaction as a hedge of an anticipated transaction in accordance with Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts" (SFAS No. 80). The Company will record any gain or loss associated with this hedge as MTN debt issuance costs when the Company issues such debt and will amortize the costs over the life of the MTNs. If the agreement is terminated without completing the anticipated MTN issuance, any gain or loss will be immediately recognized in earnings.

     Debt Issuance
     During October 1998, the Company issued $25 million of 10-year MTNs with a coupon rate of 5.49%. In order to lock in the Treasury yield for this issuance, in June 1998, the Company entered into an agreement that reflected a forward sale of $24.9 million of 10-year U.S. Treasury notes at a fixed price. The Company unwound its hedge position concurrent with the issuance of the above mentioned $25 million of MTNs, recording debt issuance costs of $2.1 million to be amortized over the life of the MTNs. This accounting treatment was in accordance with SFAS No. 80. The effective cost of the debt was 6.74%.


6. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement is effective for fiscal years beginning after June 15, 1999, and the Company must adopt it no later than fiscal year 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                                  (Unaudited)

                                  (continued)

     unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company is reviewing SFAS No. 133 and does not currently expect it to materially impact its financial condition or results of operations.

7. In November 1998, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus related to EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." This consensus requires that energy trading contracts, as these are defined in the consensus, are presented at fair value with periodic gains and losses included in earnings. The Company is reviewing EITF Issue No. 98-10, which would be applicable to the Company in its fiscal year 2000, and does not currently expect it to materially impact the Company's financial condition or results of operations.

8. Basic and diluted earnings per share ("EPS") computations for the three months ended December 31, 1998 and 1997 are shown below. Basic EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the quarter. Diluted EPS assumes conversion of convertible preferred stock at the beginning of the applicable period.

                                                   For the Three Months Ended
                                                        December 31, 1998
                                                  -----------------------------
                                                                      Per Share
                                                Income     Shares       Amount
                                                ------     ------     ---------
                                              (Thousands, Except Per Share Data)
     Basic EPS:
     Net Income Applicable to Common Stock       $24,582   45,038      $ 0.55

     Effect of Dilutive Securities:
     $4.60 and $4.36 Convertible Preferred Stock,
       Assuming Conversion on October 1, 1998         3       26
                                                 -------   ------
     Diluted EPS:
     Net Income Applicable to Common Stock
       Plus Assumed Conversions                  $24,585   45,064      $ 0.55
                                                 =======   ======      ======

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                                  (Unaudited)

                                  (continued)


                                                   For the Three Months Ended
                                                        December 31, 1997
                                                  -----------------------------
                                                                      Per Share
                                                 Income     Shares     Amount
                                                 ------     ------    ---------
                                              (Thousands, Except Per Share Data)
     Basic EPS:
     Net Income Applicable to Common Stock ..... $37,791    43,651      $0.87

     Effect of Dilutive Securities:
     $4.60 and $4.36 Convertible Preferred Stock,
       Assuming Conversion on October 1, 1997...       2        27
                                                 -------    ------
     Diluted EPS:
     Net Income Applicable to Common Stock
       Plus Assumed Conversions ...............  $37,793    43,678      $0.87
                                                 =======    ======      =====


9. On November 12, 1998, the Company publicly offered 2 million shares of common stock at $25.0625 per share. On November 18, 1998, the underwriters involved in the offering exercised their option to purchase an additional 300,000 shares from the Company at the same price per share. Net proceeds from the sale amounted to $55.7 million, and are being used for general corporate purposes, including capital expenditures and working capital requirements.

10. On November 2, 1998, Shenandoah Gas Company (Shenandoah Gas), a wholly owned subsidiary of the Company entered into an agreement to sell its natural gas utility assets located in West Virginia. According to this agreement, Shenandoah Gas will provide natural gas transportation service through its pipeline system in Virginia to the purchaser to assure continued natural gas service in the Eastern Panhandle of West Virginia.

     Shenandoah Gas has approximately 3,600 customers in Martinsburg and surrounding areas in Berkeley County, West Virginia. Shenandoah Gas will continue to provide natural gas utility service to its approximately 10,000 customers in the northern Shenandoah Valley of Virginia.

     In fiscal year 1998, Shenandoah Gas' natural gas therm deliveries in West Virginia represented less than two percent of the Company's consolidated natural gas therm deliveries and less than one percent of associated consolidated revenues. Shenandoah Gas' West Virginia operations contributed approximately $200,000 (0.3%) to the Company's fiscal year 1998 net income applicable to common stock. This represents less than one-half of one cent of basic and diluted earnings per average common share for fiscal year 1998. During the quarter ended December 31, 1998, the Company recorded a non-recurring $3.3 million pre-tax loss ($2.1 million after-tax or $0.05 per average common share) related to this agreement to reflect the anticipated loss at settlement.

     The proposed transaction is subject to approval by the Public Service Commission of West Virginia. The transportation service to be provided by Shenandoah Gas to the purchaser is subject to approval by the Federal Energy Regulatory Commission.

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

     As required by such Act, the Company hereby identifies the following important factors, which are not intended to cover all events, that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements: (1) risks and uncertainties impacting the Company as a whole, primarily related to changes in general economic conditions in the United States; (2) changes in laws and regulations to which the Company is subject, including tax, environmental and employment laws and regulations; (3) the effect of fluctuations in weather from normal levels; (4) variations in prices of natural gas and competing energy sources; (5) the Company's ability to develop new markets and product and service offerings as well as to maintain existing markets and the expenditures required to develop and provide such products and services; (6) conditions of the capital markets utilized by the Company to access capital to finance operations and capital expenditures; (7) improvements in products or services offered by competitors; (8) the cost and effects of legal and administrative claims and proceedings against the Company or which may be brought against the Company; and (9) estimates of future costs or the effect on future operations as a result of events that could result from the Year 2000 issue described further herein.


RESULTS OF OPERATIONS
---------------------
THREE MONTHS ENDED DECEMBER 31, 1998 vs. DECEMBER 31, 1997
----------------------------------------------------------
Earnings
--------

     For the quarter ended December 31, 1998, net income applicable to common stock was $24.6 million or $13.2 million lower than the results for the same period last year. Basic and diluted earnings per average common share were $0.55 compared to $0.87 per average common share last year. Average common shares outstanding increased by approximately 3% from the prior year, primarily due to the public offering of 2.3 million shares of common stock in November 1998 (See
Note 9 to the Consolidated Financial Statements) and common shares issued under the Dividend Reinvestment and Common Stock Purchase Plan and the Employee Savings Plans. The decline of earnings in the current quarter primarily resulted from 19.8 percent warmer weather in the current quarter, which caused lower firm therm deliveries and associated net revenues. Weather for the three months ended December 31, 1998, was 11.0% warmer than normal while weather for the same period last year was 10.9% colder than normal. Also contributing to the decrease in earnings was a non-recurring $2.1 million after-tax loss recorded during the quarter ended December 31, 1998 ($0.05 per average common share) related to an agreement to sell the Shenandoah Gas natural gas utility assets located in West Virginia (See Note 10 to the Consolidated Financial Statements).

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                  (continued)


Net Revenues
------------

     Net revenues for the period declined by $17.1 million (11.0%) from the same period last year to $138.4 million. The following table compares certain operating statistics for the quarters ended December 31, 1998 and 1997.

                                                           Three Months Ended
                                                          ---------------------
                                                          Dec. 31,     Dec. 31,
                                                            1998         1997
                                                          --------     --------

Gas Sales and Deliveries (thousands of therms)

    Firm
       Gas Sold and Delivered  ......................     292,096       355,410
       Gas Delivered for Others .....................      32,334        27,169
                                                          -------       -------
                                                          324,430       382,579
                                                          -------       -------
    Interruptible
       Gas Sold and Delivered .......................      15,158        28,712
       Gas Delivered for Others .....................      75,070        72,810
                                                          -------       -------
                                                           90,228       101,522
                                                          -------       -------
    Electric Generation
       Gas Delivered for Others .....................      13,453        16,532
                                                          -------       -------
           Total Deliveries .........................     428,111       500,633
                                                          =======       =======
Degree Days
       Actual .......................................       1,224         1,526
       Normal .......................................       1,376         1,376

Customer Meters  (end of period) ....................     837,974       813,898


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

     Firm therm deliveries decreased by 58.1 million therms (15.2%) in the current quarter, primarily due to weather that was 19.8% warmer than the same quarter last year, partially offset by the effect of a 3.0% increase in the number of customer meters. Net revenues generated from delivering gas for others are equivalent on a per unit basis to those earned on bundled gas service. Therefore, the Company does not experience any loss of margins from customers that choose to purchase their gas from a third-party supplier.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                  (continued)


Gas Delivered to Interruptible Customers

     Therms delivered to interruptible customers declined by 11.3 million therms (11.1%) in the current quarter. The decrease in volumes delivered resulted primarily from the warmer weather experienced during the current quarter. The effect on net income of changes in delivered volumes and prices to the interruptible class is minimized by margin-sharing arrangements that are part of the design of the Company's rates. Under these arrangements, the Company returns a majority of the margins earned on interruptible gas sales and deliveries to firm customers after it reaches a gross margin threshold or in exchange for the shifting of a portion of the fixed costs of providing service from the interruptible to the firm class.

Gas Delivered for Electric Generation

     The Company has two customers with facilities in Maryland to which it sells and/or delivers gas that is used to generate electricity. Volumes delivered for electric generation in the current quarter decreased by 3.1 million therms (18.6%) over the same period last year, primarily due to lower prices for competing fuels. The Company shares a significant majority of the margins earned on deliveries of gas to these customers with firm customers and, therefore, changes in volumes delivered between periods have an immaterial effect on net revenues and net income.

Other Operating Expenses
------------------------

     Operation and maintenance expenses increased by $4.6 million (8.7%) from the same period last year. This increase is primarily attributable to the previously-mentioned non-recurring loss ($3.3 million pre-tax) related to an agreement to sell the Shenandoah Gas natural gas utility assets located in West Virginia and costs associated with technology initiatives ($2.1 million). Partially offsetting these increases are decreased uncollectible accounts expenses reflecting lower revenues due to the warmer weather and lower labor costs.

     Depreciation and amortization increased by $875,000 (6.5%) primarily due to the Company's increased investment in plant and equipment to meet customer growth and to replace existing capacity.

     General taxes declined by $3.2 million (16.0%) primarily due to a decrease in gross receipts taxes, reflecting lower revenues caused by the warmer weather in the current quarter. The Company records the amounts collected from customers in revenue and general tax expense, and, therefore there is generally no effect on net income.

     Income taxes, including amounts reflected in Other Income (Loss)-Net, decreased by $7.5 million, primarily due to lower pre-tax income generated this quarter.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                  (continued)


Other Income (Loss) - Net
-------------------------

     Other Income (Loss) - Net decreased by $720,000, primarily due to higher miscellaneous general expenses and lower earnings generated from energy-related activities.

     Energy-related activities engaged in by the Company and its subsidiaries include energy marketing, commercial energy services, consumer financing and merchandising. The following table compares the financial results for each of these activities for the quarters ended December 31, 1998 and 1997.

           Net Income (Loss) Applicable to Energy-Related Activities

                                                      Three Months Ended
                                                  ----------------------------
                                                  Dec. 31,            Dec. 31,
                                                    1998                1997
                                                  --------            --------
                                                           (Thousands)

     Energy Marketing .........................   $  (363)            $  (24)
     Commercial Energy Services ...............       184                (19)
     Consumer Financing .......................       284                202
     Merchandising ............................        41                 19
                                                  --------            --------
            Total .............................   $   146             $  178
                                                  ========            ========


Energy Marketing

     The Company's  gas marketing  subsidiary,  Washington  Gas Energy  Services
(WGES), sells natural gas in competition with unregulated marketers and unregulated subsidiaries of other utility companies. WGES continues to gain market share both inside and outside the Company's traditional service territory. The increased loss this year primarily results from significant customer acquisition costs incurred by WGES in the current quarter. Although WGES incurred a seasonal loss in the first fiscal quarter of 1999, the quarterly results of WGES are not indicative of the anticipated fiscal year results due to the revenue from annual fixed rate sales contracts matched with gas costs that may vary seasonally. The quantity and pricing structure of WGES' purchase contracts are designed to match its sales commitments to effectively lock in a margin on gas sales over the terms of existing sales contracts.

Commercial Energy Services

     The Company's commercial energy services include the design and renovation of mechanical heating, ventilating and air conditioning systems. Positive financial results generated from two subsidiaries purchased by the Company in March 1998 were the primary reason for increased profits this quarter.

Consumer Financing

     Consumer  financing,  which  includes the financing of gas  appliances  and
certain  other  equipment  for  residential  and  small  commercial   customers,
continues to show positive results.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                  (continued)

Merchandising

     The Company's merchandising activities include the sale of carbon monoxide detectors and electronic billing services. In addition, the Company has a marketing alliance through which it earns fees for selling pagers and paging services.

Interest Expense
----------------

     Total interest expense increased by $290,000 (3.0%) from the same period last year, reflecting the following changes:

Composition of the Changes in Interest Expense:

                                                            Increase/(Decrease)
                                                            -------------------
                                                                (Thousands)

     Long-Term Debt .....................................        $  769
     Short-Term Debt ....................................          (280)
     Other ..............................................          (199)
                                                                 ------
        Total ...........................................        $  290
                                                                 ======

     Long-Term Debt - The increase in interest on long-term debt of $769,000 was primarily due to a $53.7 million rise in the average amount of long-term debt outstanding, partially offset by a decline of 0.11 percentage points in the weighted-average cost of such debt. The embedded cost of long-term debt at December 31, 1998 was 6.8%.

     Short-Term Debt - The decrease in interest on short-term debt of $280,000 was due to a $13.8 million decline in the average amount of short-term debt outstanding and a decrease of 0.33 percentage points in the weighted-average cost of such debt.

     Other - Other interest expense decreased by $199,000 in the current quarter primarily reflecting an increase in the accrual for allowance for funds used during construction.


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

     At December 31, 1998, the Company had notes payable outstanding, which consists of bank loans and commercial paper, of $93.0 million as compared to $124.9 million at September 30, 1998. The decrease in notes payable from September 1998 was primarily due to the cash inflow resulting from the Company's common stock issuance in November 1998. See Note 9 in the Consolidated Financial Statements for more details regarding the stock issuance.

Long-Term Cash Requirements and Related Financing
-------------------------------------------------

     To fund construction expenditures and other capital requirements, the Company draws upon both internal and external sources of cash. The Company's ability to generate adequate cash internally depends upon a number of factors, including the timing and amount of rate increases received and the level of therm deliveries. The Company's last significant base rate increase became effective in December 1994. The number of customer meters and the variability of the weather significantly affect the level of therms delivered.

Cash Flow from
Operating Activities
--------------------

     Net cash provided by operating activities was $11.8 million during the first three months of fiscal year 1999 or an improvement of $8.3 million from the same period last year. Warmer weather and lower gas costs in the current quarter were the primary reasons for decreases in: (1) funds used to support accounts receivable and accrued utility revenues; (2) sources of funds reflected in accounts payable and taxes accrued; (3) collections of gas costs from customers; and (4) net income, adjusted for non-cash items.

Cash Flow from
Financing Activities
--------------------

     As more fully described in Note 9 to the Consolidated Financial Statements, the Company in November 1998 raised $55.7 million through the sale of 2.3 million shares of common stock. Additionally, during the quarter ended December 31, 1998, the Company raised $2.9 million from shares issued through the Dividend Reinvestment and Common Stock Purchase Plan and the Employee Savings Plans.

     Through the quarter ended December 31, 1998, the Company issued $26.1 million of long-term debt including $25 million of Medium-Term Notes (MTNs) with a coupon rate of 5.49%. Construction funding debt of approximately $800,000 was also issued during the quarter. The Company retired $11 million of MTNs with a coupon rate of 7.97%.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                  (continued)

Cash Flow from
Investing Activities
--------------------

     Capital expenditures for the first three months of fiscal year 1999 were $35.9 million on a budget of $141.9 million for fiscal year 1999. Capital expenditures in the first three months of fiscal year 1998 were $34.5 million.

Sales of Accounts Receivable
----------------------------

     During the three months ended December 31, 1998, the Company sold, with recourse, $7.7 million of non-utility accounts receivable, compared to $8.3 million in the three months ended December 31, 1997.

OTHER FACTORS AFFECTING THE COMPANY
-----------------------------------

YEAR 2000
---------

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

     In 1996, the Company began a structured program to address Year 2000 issues. It has been implementing individual strategies targeted at the specific nature of Year 2000 issues in each of the following areas: (1) business-application systems including, but not limited to, the Company's customer service, operations and financial systems and end-user applications;
(2) embedded systems, including equipment that operates such items as the Company's storage and distribution system, meters, telecommunications, fleet and buildings; (3) vendor and supplier relationships; (4) communications with customers; (5) business continuity management planning; and (6) independent verification and validation.

     To implement this comprehensive Year 2000 program, the Company established a Year 2000 Project Office, chaired by the Vice President and Chief Information Officer who reports directly to the Chairman and Chief Executive Officer. The multi-disciplinary project office includes executive management and employees with expertise from various disciplines including, but not limited to, information technology, engineering, finance, communications, internal audit, facilities management, procurement, operations, law and human resources. In addition, the Company has utilized the expertise of outside consultants to assist in the implementation of the Year 2000 program in such areas as business-application system remediation, business-application system replacement, embedded systems inventory and analysis, business continuity management planning, and independent verification and validation.

Business-Application Systems

     In  March  1997,   the  Company   completed  its   assessment  of  all  its
business-application   systems.   It  is  resolving  Year  2000  issues  through
remediation of 19 systems to recognize the turn of the century and the

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                  (continued)


replacement of 20 systems with new systems that provide additional business management information and recognize four-digit years. By February 1999, the Company had completed modifications to 17 business applications for remediation, representing approximately 89 percent of those systems targeted for remediation. The remaining two systems represent approximately 11 percent of the systems to be remediated. The Company expects them to be remediated by the end of the second quarter of fiscal year 1999.

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

     The Company is also installing an enterprise-wide software system that will replace 18 business application systems, including its financial, human resources and supply chain systems. Two other systems will be replaced with systems not included in the enterprise-wide software initiative. These 20 business applications represent approximately one-half of the business application software code requiring remediation or replacement. The Company currently expects to complete the replacement in July 1999.

     During the fourth quarter of fiscal year 1998, the Company completed a comprehensive, prioritized inventory of end-user applications (i.e., PC-based databases) and is implementing project plans to replace or remediate these applications, as necessary. It expects to complete replacement or remediation, including testing, by the end of September 1999.

Embedded Systems

     The Company has performed a comprehensive inventory of its embedded systems at the component level. This inventory identified several hundred components that were potentially date sensitive. The Company has contacted all manufacturers of those components that it has identified as critical or important to its operations. At this time, approximately three percent of the date-sensitive components that the Company has identified are non-compliant based on information provided by the manufacturers. The Company implemented remediation or replacement plans as necessary and expects critical embedded systems to be completed by the end of the second quarter of fiscal year 1999. The quality of the responses received from manufacturers, the estimated impact of the individual systems on the Company, and the ability of the Company to perform meaningful tests will influence its decision to conduct independent testing of embedded systems through the end of fiscal year 1999.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                  (continued)


Vendor and Supplier Relationships

     The Company is contacting in writing or through face-to-face discussions all vendors and suppliers of products and services that it considers critical or important to its operation. These contacts include providers of interstate transportation capacity and storage, natural gas suppliers, financial institutions and electric, telephone and water companies. The Company has evaluated responses and continues the process of following up with the vendors and suppliers either through meetings or by letter. The Company will consider new business relationships with alternate providers of products and services as necessary and to the extent alternatives are available. However, the Company recognizes there are no practical alternatives for external infrastructure such as electric and telephone service, suppliers of natural gas and providers of interstate transportation capacity and storage to deliver natural gas to the Company's distribution system.

Customer Communications

     One part of the Company's effort to communicate the potential impact of the Year 2000 on its customers is its outreach to its major interruptible customers to inform them about the potential vulnerability of embedded boiler and plant control systems. The Company informed them that they should assess the need to include potential remediation and/or replacement of these systems as part of their Year 2000 programs to ensure their ability to switch to an alternate fuel source, as required by applicable tariffs and contracts and if called on to do so.

     In addition, the Company is communicating its Year 2000 efforts to customers through community and association presentations, and individual presentations made at customers' requests, through responses to written inquiries, and through its website.

Year 2000 Risks and Business Continuity Planning

     With respect to its internal operations, over which the Company has direct control, the Company believes the most significant potential risks are: (1) its ability to use electronic devices to control and operate its distribution system; (2) its ability to render timely bills to its customers; (3) its ability to enforce tariffs and contracts applicable to interruptible customers; and (4) its ability to maintain continuous operation of its computer systems including enterprise wide software systems the Company is currently developing. The Company's Year 2000 program addresses each of these risks, and the remediation or replacement of these systems is well under way. In the event that any Year 2000-related problems may occur, the Company's continuity plan will outline alternatives to mitigate the impact of such failures, to the extent possible.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                  (continued)


     The Company relies on the suppliers of natural gas and interstate transportation and storage capacity to deliver natural gas to the Company's distribution system. External infrastructure, such as electric, telephone and water service, is necessary for the Company's basic operation as well as the operations of many of its customers. Should any of these critical vendors fail, the impact of any such failure could become a significant challenge to the Company's ability to meet the demands of its customers, to operate its distribution system and to communicate with its customers. It could also have a material adverse financial impact including, but not limited to, lost revenues, increased operating costs and claims from customers related to business interruptions. The Company has no way of ensuring that those vendors or suppliers mentioned above for which there are no viable options will be timely Year 2000 compliant.

     As part of its normal business practice, the Company maintains plans to follow during emergency circumstances. These plans are being used as a basis to build the Company's continuity plan for potential Year 2000-related problems. The Company maintains and operates a command center that is activated during emergency circumstances. The Company will manage specific Year 2000 continuity operations from the command center during the millennium change as well as at other points in time on an as needed basis.

     Because of the interconnected nature of potential Year 2000-related problems, the Company recognizes that effective continuity planning must focus on both internal and external operations and is working with local organizations and other utilities as it completes its planning effort.

     The Company believes that its work will serve to reduce the risk that its internal systems will fail for Year 2000 reasons. However, the continuity plan cannot offset interrupted delivery to the Company's distribution system of natural gas by the producers of natural gas and providers of interstate transportation capacity or the impact on operations of failures of electric, telephone and water services.

Independent Verification and Validation

     The Company is currently working with external consultants to verify and validate the Company's Year 2000 remediation and replacement strategies and results for both business applications and embedded systems.

     To verify and validate the Company's remediation efforts on its business applications the consultants reviewed all remediated business applications to determine that the code was remediated correctly. The consultants have reviewed the compliance statements received from the manufacturers of the critical and important embedded system components and where possible have developed strategies and testing procedures to verify the compliance statements.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                  (continued)


Financial Implications

     To implement its Year 2000 strategies, the Company currently expects to have generated non-recurring expenses of approximately $10 million over the three fiscal-year periods ending September 30, 1999 for (1) business-application systems remediation; (2) embedded systems replacement; (3) end-user applications remediation and replacement; (4) independent verification and validation; and
(5) certain costs associated with the replacement of certain existing business systems. The Company will capitalize costs of approximately $40 million incurred to replace certain existing business-application software systems with new systems that will be Year 2000 operational and provide additional business management information.

     The following tables reflect the amounts charged to expense and capitalized for the fiscal years ending September 30, 1997 and 1998 and fiscal year 1999 through December 31, 1998:


           Business-application systems remediation, embedded systems replacement, end-user applications remediation and replacement, and independent verification and validation
         ---------------------------------------------------------------


(millions)     1999           1998           1997           Total
Expense        $ 1            $ 1            $ 1            $ 3
Capital        $ -            $ 1            $ -            $ 1

Business-application software systems replacement


(millions)      1999          1998           1997          Total
Expense         $ 1           $ 4            $ -            $ 5
Capital         $ 7           $19            $ -            $26

     Until the Company has completed further analysis of the impact of the Year 2000 issue on its embedded systems, vendor and supplier relationships and continuity planning, it is unable to estimate the additional costs, if any, it may incur as a result of its efforts.

     Each of the components of the Company's Year 2000 program is progressing, and the Company believes it is taking reasonable steps necessary to be able to operate successfully through and beyond the turn of the century.

Item 3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET RISKS OF THE
         COMPANY


     The Company has interest rate risk exposure related to long-term debt. Additionally, the Company's subsidiary, Washington Gas Energy Services (WGES) has price risk exposure related to gas-marketing activities. For information regarding the Company's exposure related to these risks see Item 7A in the Company's most recently filed Form 10-K. The Company's risk associated with interest rates has not materially changed from September 30, 1998. At December 31, 1998, WGES' open position was not material to the Company's financial position or results of operations.



                           PART II. OTHER INFORMATION
                           --------------------------

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

                           PART II. OTHER INFORMATION
                           --------------------------
                                  (continued)


Item 6.
-------

Exhibits and Reports on Form 8-K
--------------------------------

(a)  Exhibits Filed Herewith:


               Description                               Page in 10-Q
-------------------------------------------       ----------------------------

27         Financial Data Schedule                See separate volume

99.0      Computation of Ratio of                          "
             Earnings to Fixed Charges

99.1      Computation of Ratio of                          "
             Earnings to Fixed Charges and
             Preferred Stock Dividends

(b)  Reports on Form 8-K:


     Date Filed                       Description of Event Reported
---------------------         -------------------------------------------------

October 13, 1998              Announcement of the future retirement date of
                              Chairman of the Board, Patrick J. Maher and
                              other succession plans.

October 30, 1998              Announcement of the unaudited results of
                              operations for the fiscal year 1998 and the
                              three months ended September 30, 1998.

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

                                                   WASHINGTON GAS LIGHT COMPANY
                                                   ----------------------------
                                                           (Registrant)




Date     February 16, 1999                         /s/   Robert E. Tuoriniemi
     --------------------------                   -----------------------------
                                                             Controller
                                                  (Principal Accounting Officer)