Form 10-Q
period 1999-03-31
WASHINGTON GAS LIGHT CO
filed 1999-05-17
CIK 104819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q


(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1999
                                 ------------------------
                                            OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to
                                ------------------      -----------------------


Commission file number                      1-1483
                         ------------------------------------------------------

                         WASHINGTON GAS LIGHT COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         District of Columbia and Virginia                       53-0162882
--------------------------------------------------          -------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
               or organization)                             Identification No.)

        1100 H Street, N. W., Washington, D. C.                    20080
---------------------------------------------------         -------------------
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
                     Yes  X   No
                         ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $1.00 par value             46,364,502              April 30, 1999
----------------------------          ----------------           --------------
        Class                         Number of Shares                Date

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------

                                     INDEX
                                     -----


                                                                       Page No.
                                                                       --------

PART  I.  Financial Information:

          Item 1.  Financial Statements

             Consolidated Balance Sheets -
                 March 31, 1999 and September 30, 1998                     2-3

             Consolidated Statements of Income -
                 Three Months Ended March 31, 1999 and 1998                  4

             Consolidated Statements of Income -
                 Six Months Ended March 31, 1999 and 1998                    5

             Consolidated Statements of Cash Flows -
                 Six Months Ended March 31, 1999 and 1998                    6

             Notes to Consolidated Financial Statements                   7-11

          Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                12-25

          Item 3.  Quantitative and Qualitative Disclosures About
                      Market Risks of the Company                           26

PART II.  Other Information:

          Item 4.  Submission of Matters to a Vote of Security Holders   26-27

          Item 5.  Other Information                                     27-28

          Item 6.  Exhibits and Reports on Form 8-K                      28-29

          Signature                                                         29

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                  Mar. 31,           Sept. 30,
                                                    1999               1998
                                                 -----------         ---------
                                                 (Unaudited)
                                                           (Thousands)

ASSETS
Property, Plant and Equipment
  At original cost                                $2,059,520        $1,992,770
  Accumulated depreciation and amortization         (697,091)         (673,269)
                                                  ----------        ----------
                                                   1,362,429         1,319,501
                                                  ----------        ----------
Current Assets
  Cash and cash equivalents                           13,622            17,876
  Accounts receivable                                176,987            92,178
  Gas costs due from customers                        11,804             9,921
  Allowance for doubtful accounts                     (8,565)           (9,078)
  Accrued utility revenues                            48,625            16,304
  Materials and supplies--principally at
     average cost                                     15,279            15,607
  Storage gas--at cost (first-in, first-out)          13,260            76,338
  Deferred income taxes                               17,698            16,337
  Other prepayments--principally taxes                12,041            13,864
  Other                                                1,485               849
                                                  ----------        ----------
                                                     302,236           250,196
                                                  ----------        ----------
 Deferred Charges and Other Assets
  Regulatory assets--deferred purchased
     gas costs                                          -                3,550
  Regulatory assets--other                            89,238            91,802
  Other                                               20,892            17,384
                                                  ----------        ----------
                                                     110,130           112,736
                                                  ----------        ----------
    Total                                         $1,774,795        $1,682,433
                                                  ==========        ==========



________________________
See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                   Mar. 31,           Sept. 30,
                                                     1999               1998
                                                  ----------         ----------
                                                  (Unaudited)
                                                            (Thousands)

CAPITALIZATION AND LIABILITIES
Capitalization
  Common shareholders' equity                     $  730,452         $  607,755
  Preferred stock                                     28,423             28,424
  Long-term debt                                     453,093            428,641
                                                  ----------         ----------
                                                   1,211,968          1,064,820
                                                  ----------         ----------
Current Liabilities
  Current maturities of long-term debt                47,020             64,106
  Notes payable                                       16,605            124,943
  Accounts and wages payable                         135,104            116,770
  Dividends declared                                  14,470             13,485
  Customer deposits and advance payments               9,070             19,454
  Accrued taxes and interest                          54,975              9,200
  Pipeline refunds due to customers                    2,517              1,437
  Gas costs due to customers                           4,433              5,671
  Other                                                  300              1,146
                                                  ----------         ----------
                                                     284,494            356,212
                                                  ----------         ----------
Deferred Credits
  Unamortized investment tax credits                  20,035             20,493
  Deferred income taxes                              138,977            145,519
  Regulatory liabilities--deferred purchased
     gas costs                                        25,889               -
  Other regulatory liabilities and other
     deferred credits                                 93,432             95,389
                                                  ----------         ----------
                                                     278,333            261,401
                                                  ----------         ----------
    Total                                         $1,774,795         $1,682,433
                                                  ==========         ==========



________________________
See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)


                                                    Three Months Ended
                                                ----------------------------
                                                 Mar. 31,            Mar. 31,
                                                   1999                1998
                                                ---------           ---------
                                             (Thousands, Except Per Share Data)

Operating Revenues                              $ 392,988           $ 390,221
Cost of Gas                                       195,817             210,003
                                                ---------           ---------
Net Revenues                                      197,171             180,218
                                                ---------           ---------
Other Operating Expenses
  Operation                                        41,344              40,890
  Maintenance                                       9,762               9,802
  Depreciation and amortization                    14,692              13,734
  General taxes                                    21,722              23,894
  Income taxes                                     36,999              30,197
                                                ---------           ---------
                                                  124,519             118,517
                                                ---------           ---------
Operating Income                                   72,652              61,701
Other Income - Net                                  1,369               1,498
                                                ---------           ---------
Income Before Interest Expense                     74,021              63,199
                                                ---------           ---------
Interest Expense
  Interest on long-term debt                        8,674               8,196
  Other                                               503               1,274
                                                ---------           ---------
                                                    9,177               9,470
                                                ---------           ---------

Net Income                                         64,844              53,729
Dividends on Preferred Stock                          333                 333
                                                ---------           ---------
Net Income Applicable to Common Stock           $  64,511           $  53,396
                                                =========           =========
Average Common Shares Outstanding                  46,293              43,628
                                                =========           =========
Earnings per Average Common Share - Basic       $    1.39           $    1.22
                                                =========           =========
Earnings per Average Common Share - Diluted     $    1.39           $    1.22
                                                =========           =========
Dividends Declared per Common Share             $   0.305           $   0.300
                                                =========           =========



________________________
See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)

                                                      Six Months Ended
                                              ---------------------------------
                                               Mar. 31,                Mar. 31,
                                                1999                     1998
                                              ---------                --------
                                             (Thousands, Except Per Share Data)

Operating Revenues                             $ 690,337              $ 757,768
Cost of Gas                                      354,736                422,049
                                               ---------              ---------
Net Revenues                                     335,601                335,719
                                               ---------              ---------
Other Operating Expenses
  Operation                                       88,968                 83,991
  Maintenance                                     19,030                 19,039
  Depreciation and amortization                   28,997                 27,165
  General taxes                                   38,328                 43,663
  Income taxes                                    52,122                 52,458
                                               ---------              ---------
                                                 227,445                226,316
                                               ---------              ---------
Operating Income                                 108,156                109,403
Other Income - Net                                   761                  1,611
                                               ---------              ---------
Income Before Interest Expense                   108,917                111,014
                                               ---------              ---------
Interest Expense
  Interest on long-term debt                      17,435                 16,188
  Other                                            1,723                  2,973
                                               ---------              ---------
                                                  19,158                 19,161
                                               ---------              ---------

Net Income                                        89,759                 91,853
Dividends on Preferred Stock                         666                    666
                                               ---------              ---------
Net Income Applicable to Common Stock          $  89,093              $  91,187
                                               =========              =========
Average Common Shares Outstanding                 45,584                 43,645
                                               =========              =========
Earnings per Average Common Share - Basic      $    1.95              $    2.09
                                               =========              =========
Earnings per Average Common Share - Diluted    $    1.95              $    2.09
                                               =========              =========
Dividends Declared per Common Share            $   0.605              $   0.595
                                               =========              =========



________________________
See accompanying Notes to Consolidated Financial Statements.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                           Six Months Ended
                                                       -----------------------
                                                        Mar. 31,     Mar. 31,
                                                          1999         1998
                                                        --------     --------
                                                             (Thousands)
Operating Activities
Net income                                             $  89,759     $  91,853
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization a/                        32,117        29,856
  Deferred income taxes - net                             (6,849)       (4,946)
  Amortization of investment tax credits                    (458)         (470)
  Allowance for funds used during construction              (972)         (378)
  Loss from agreement to sell West Virginia assets
    (Note 10)                                              3,300            -
  Other noncash credits - net                               (216)         (421)
                                                       ---------      --------
                                                         116,681       115,494
Changes in assets and liabilities:
  Accounts receivable and accrued utility revenues      (117,643)     (144,205)
  Gas costs due from/to customers - net                   (3,121)        3,909
  Storage gas                                             63,078        57,251
  Other prepayments - principally taxes                    1,823         1,283
  Accounts and wages payable                              17,350        14,738
  Customer deposits and advance payments                 (10,384)       (7,764)
  Accrued taxes and interest                              45,775        43,401
  Pipeline refunds due to customers                        1,080        (4,765)
  Deferred purchased gas costs - net                      29,439        24,411
  Other - net                                             (3,301)        3,663
                                                       ---------      --------
    Net Cash Provided by Operating Activities            140,777       107,416
                                                       ---------      --------
Financing Activities
Common stock issued                                       61,241            -
Common stock repurchased                                      -         (2,340)
Long-term debt issued                                     27,196        72,000
Long-term debt retired                                   (19,925)      (23,733)
Premium on long-term debt retired                             -           (493)
Debt issuance costs (Note 5)                              (2,258)       (1,103)
Notes payable - net                                     (108,338)      (54,800)
Dividends on common and preferred stock                  (27,696)      (26,425)
                                                       ---------      --------
    Net Cash Used in Financing Activities                (69,780)      (36,894)
                                                       ---------      --------
Investing Activities
Capital expenditures                                     (75,251)      (67,354)
Sale of Venture Funds                                         -          1,619
Payment for purchase of non-utility companies (net
    of cash acquired)                                         -         (2,990)
                                                       ---------      --------
    Net Cash Used in Investing Activities                (75,251)      (68,725)
                                                       ---------      --------
(Decrease) Increase in Cash and Cash Equivalents          (4,254)        1,797
Cash and Cash Equivalents at Beginning of Period          17,876         9,708
                                                       ---------      --------
Cash and Cash Equivalents at End of Period             $  13,622      $ 11,505
                                                       =========      ========
Supplemental Disclosures of Cash Flow Information
  Income taxes paid                                    $  14,347      $ 18,889
  Interest paid                                        $  19,988      $ 19,156

______________________
a/  Includes amounts charged to other accounts.
See accompanying Notes to Consolidated Financial Statements.

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

     Debt  Issuance
     The Company issued $25 million of 10-year MTNs in October 1998 with a coupon rate of 5.49%. In order to lock in the Treasury yield for this issuance, in June 1998, the Company entered into an agreement that reflected a forward sale of $24.9 million of 10-year U.S. Treasury notes at a fixed price. The Company unwound its hedge position concurrent with the issuance of the above mentioned $25 million of MTNs, recording debt issuance costs of $2.1 million to be amortized over the life of the MTNs. This accounting treatment was in accordance with SFAS No. 80. The effective cost of the debt was 6.74%.

6. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" (SFAS No. 133). This statement is effective for fiscal years beginning after June 15, 1999, and the Company must adopt it in the first quarter of fiscal year 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)

                                  (continued)



     gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company is reviewing SFAS No. 133 and does not currently expect it to materially impact its financial condition or results of operations.

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

8. Basic and diluted earnings per share ("EPS") computations for the three and six months ended March 31, 1999 and 1998 are shown below. Basic EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the periods. Diluted EPS assumes conversion of convertible preferred stock at the beginning of the applicable period.


                                                 For the Three Months Ended
                                                        March 31, 1999
                                               --------------------------------
                                                                      Per Share
                                                Income       Shares     Amount
                                               --------      ------   ---------
                                              (Thousands, Except Per Share Data)
Basic EPS:
Net Income Applicable to Common Stock           $64,511      46,293     $1.39

Effect of Dilutive Securities:
-----------------------------
$4.60 and $4.36 Convertible Preferred Stock,
 Assuming Conversion on January 1, 1999               3          24
                                                -------      ------
Diluted EPS:
Net Income Applicable to Common Stock
 Plus Assumed Conversions                       $64,514      46,317     $1.39
                                                =======      ======     =====

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)

                                  (continued)



                                                  For the Three Months Ended
                                                        March  31, 1998
                                              ---------------------------------
                                                                      Per Share
                                               Income      Shares       Amount
                                               ------      ------     ---------
                                             (Thousands, Except Per Share Data)

Basic EPS:
Net Income Applicable to Common Stock          $53,396     43,628         $1.22

Effect of Dilutive Securities:
-----------------------------
$4.60 and $4.36 Convertible Preferred Stock,
 Assuming Conversion on January 1, 1998              3         27
                                               -------     ------
Diluted EPS:
Net Income Applicable to Common Stock
 Plus Assumed Conversions                      $53,399     43,655         $1.22
                                               =======     ======         =====






                                                   For the Six Months Ended
                                                        March 31, 1999
                                              ---------------------------------
                                                                      Per Share
                                              Income      Shares        Amount
                                              ------      ------      ---------
                                             (Thousands, Except Per Share Data)

Basic EPS:
Net Income Applicable to Common Stock         $89,093     45,584        $1.95

Effect of Dilutive Securities:
-----------------------------
$4.60 and $4.36 Convertible Preferred Stock,
 Assuming Conversion on October 1, 1998             6         24
                                              -------     ------
Diluted EPS:
Net Income Applicable to Common Stock
 Plus Assumed Conversions                     $89,099     45,608        $1.95
                                              =======     ======        =====

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)

                                  (continued)


                                                  For the Six Months Ended
                                                        March 31, 1998
                                              ---------------------------------
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
-----------------------------
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

11.  Stock-Based Compensation

     At the Company's Annual Meeting of stockholders held on February 24, 1999, stockholders approved the Company's 1999 Incentive Compensation Plan (1999
     Plan) replacing the expiring Long-Term Incentive Compensation Plan (LTICP). Similar to the LTICP, the 1999 Plan provides for the granting of shares of common stock to officers and key employees of the Company and is designed to promote the long-term success of the Company by recruiting and retaining key employees. The 1999 Plan differs from the LTICP in that it enables the Company to impose performance goals with respect to any award, thereby requiring forfeiture of all or part of any award if such performance goals are not met. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations in accounting for its stock-based compensation plans. The maximum number of shares that may be issued under the 1999 Plan is 1,000,000 shares of common stock.

     On March 31, 1999, the Company granted 99,465 of nonqualified stock options and 45,702 of performance shares under the 1999 Plan. The stock options vest three years after the date of the grant and expire on the tenth anniversary of the grant date. Since the stock options were granted at the fair market value of the Company's stock on the grant date, no compensation expense will be recognized.

     For the performance shares, 15,802 shares will vest after 18 months and for 29,900 shares, vesting occurs at the end of 30 months. At the end of the vesting periods, the ultimate amount of performance shares issued to the recipients will be adjusted upward or downward based on the Company's total shareholder return relative to a selected peer company group. In accordance with APB No. 25, the Company will recognize estimated compensation expense ratably over the vesting periods of the performance shares.

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

     As required by such Act, the Company hereby identifies the following important factors, which are not intended to cover all events, that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements: (1) risks and uncertainties impacting the Company as a whole, primarily related to changes in general economic conditions in the United States; (2) changes in laws and regulations to which the Company is subject, including tax, environmental and employment laws and regulations; (3) the effect of fluctuations in weather from normal levels; (4) variations in prices of natural gas and competing energy sources; (5) the Company's ability to develop new markets and product and service offerings as well as to maintain existing markets and the expenditures required to develop and provide such products and services; (6) conditions of the capital markets utilized by the Company to access capital to finance operations and capital expenditures; (7) improvements in products or services offered by competitors; (8) the cost and effects of legal and administrative claims and proceedings against the Company or which may be brought against the Company; (9) estimates of future costs or the effect on future operations as a result of events that could result from the Year 2000 issue described further herein; and (10) the impact of regulatory proceedings initiated by the Company or other parties before the regulatory commissions that have jurisdiction over the Company's retail rates.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 1999 vs. MARCH 31, 1998
----------------------------------------------------

Earnings
--------

     For the quarter ended March 31, 1999, net income applicable to common stock was $64.5 million, or $11.1 million higher than the results for the same period last year. Basic and diluted earnings per average common share were $1.39, or $0.17 higher than last year. Average common shares outstanding increased by 6.1% from the prior year, primarily due to the public offering of 2.3 million shares of common stock in the first quarter of the current year (See Note 9 to the Consolidated Financial Statements) and common shares issued under the Dividend Reinvestment and Common Stock Purchase Plan and the Employee Savings Plans. This increase in average common shares outstanding in the current quarter reduced earnings per share by $0.09 per average common share in this quarter. The increase in net income applicable to common stock was directly attributable to higher net revenues derived from a 13.9% increase in firm therms delivered. This increase in firm therms delivered resulted from 14.6% colder weather in the current quarter compared to last year and a 3.1% increase in customer meters. Weather for the three months ended March 31, 1999 was 0.8% warmer than normal while weather for the same period last year was 14.2% warmer than normal.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                   (continued)


Net Revenues
------------

     Net revenues for the period increased by $17.0 million (9.4%) from the same period last year to $197.2 million. The following table compares certain operating statistics for the quarters ended March 31, 1999 and 1998.


                                                           Three Months Ended
                                                         ----------------------
                                                         Mar. 31,      Mar. 31,
                                                           1999          1998
                                                         --------      --------
Gas Sales and Deliveries (thousands of therms)

    Firm
       Gas Sold and Delivered                             440,918       419,008
       Gas Delivered for Others                            89,977        47,142
                                                          -------       -------
                                                          530,895       466,150
                                                          -------       -------
    Interruptible
       Gas Sold and Delivered                              19,552        27,323
       Gas Delivered for Others                            95,704        76,663
                                                          -------       -------
                                                          115,256       103,986
                                                          -------       -------
    Electric Generation
       Gas Delivered for Others                            16,290        11,439
                                                          -------       -------
           Total Deliveries                               662,441       581,575
                                                          =======       =======
Degree Days
       Actual                                               2,121         1,851
       Normal                                               2,138         2,157

Customer Meters  (end of period)                          847,670       821,956



Gas Delivered to Firm Customers
-------------------------------

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

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                   (continued)



     Under delivery service tariffs, certain firm customers are eligible to acquire their gas supply from the Company (bundled gas service) or a third-party supplier, such as unregulated marketers and unregulated subsidiaries of other utility companies. The Company continues to serve all firm customers by delivering gas through its distribution system (delivery service), which results in the Company earning a regulated return on this service. Net revenues generated from firm customers that do not acquire their gas supply from the Company are equivalent on a per unit basis to those earned on bundled gas service. Therefore, the Company does not experience any loss of margins from customers that choose to purchase their gas from a third-party supplier.

     Firm therm deliveries increased by 64.7 million therms (13.9%) in the current quarter, primarily due to weather that was 14.6% colder than the same quarter last year and the effect of a 3.1% increase in the number of customer meters.

Gas Delivered to Interruptible Customers
----------------------------------------

     Therms delivered to interruptible customers increased by 11.3 million therms (10.8%) in the current quarter. The increase in volumes delivered resulted primarily from the colder weather experienced during the current quarter. The effect on net income of changes in delivered volumes and prices to the interruptible class is minimized by margin-sharing arrangements that are part of the design of the Company's rates. Under these arrangements, the Company returns a majority of the margins earned on interruptible gas sales and deliveries to firm customers after it reaches a gross margin threshold or in exchange for the shifting of a portion of the fixed costs of providing service from the interruptible to the firm class.

Gas Delivered for Electric Generation
-------------------------------------

     The Company has two customers with facilities in Maryland to which it sells and/or delivers gas that is used to generate electricity. Volumes delivered for electric generation in the current quarter increased by 4.9 million therms (42.4%) over the same period last year, primarily due to increased usage by these customers. The Company shares a significant majority of the margins earned on deliveries of gas to these customers with firm customers and, therefore, changes in volumes delivered between periods have an immaterial effect on net revenues and net income.

Other Operating Expenses
------------------------

     Operation and maintenance expenses increased by $414,000 (0.8%) from the same period last year. This increase is primarily attributable to increased advertising costs, partially offset by lower costs in the current year associated with ongoing technology initiatives.

     Depreciation and amortization increased by $958,000 (7.0%) primarily due to the Company's increased investment in plant and equipment to meet customer growth and to upgrade existing facilities.

     General taxes declined by $2.2 million (9.1%) primarily due to a decrease in gross receipts taxes caused by a decline in the tax rate in the District of Columbia. The Company records the amounts collected from customers in revenue and in general tax expense and, therefore, there is generally no effect on net income.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                   (continued)



     Income taxes, including amounts reflected in Other Income - Net, increased by $7.6 million, primarily due to higher pre-tax income generated this quarter.

Other Income - Net
------------------

     Other Income - Net declined by $129,000 primarily due to a $1.6 million gain on the sale of certain investments in venture capital funds recorded in the same period in the prior year, partially offset by higher earnings generated from energy marketing activities in the current period.

Interest Expense
----------------

     Total interest expense decreased by $293,000 (3.1%) from the same period last year, reflecting the following changes:

Composition of the Changes in Interest Expense:


                                                       Increase/(Decrease)
                                                       -------------------
                                                           (Thousands)

       Long-Term Debt                                        $  478
       Short-Term Debt                                         (467)
       Other                                                   (304)
                                                             ------
            Total                                            $ (293)
                                                             ======

Long-Term Debt - The increase in interest on long-term debt of $478,000 was primarily due to a $36.9 million rise in the average amount of long-term debt outstanding, partially offset by a decline of 0.15 percentage points in the weighted-average cost of such debt.

Short-Term Debt - The decrease in interest on short-term debt of $467,000 was due to a $26.7 million decline in the average amount of short-term debt outstanding and a decrease of 0.69 percentage points in the weighted-average cost of such debt.

Other - Other interest expense decreased by $304,000 in the current quarter primarily reflecting an increase in the accrual for allowance for funds used during construction.

SIX MONTHS ENDED MARCH 31, 1999 vs MARCH 31, 1998
-------------------------------------------------

Earnings
--------

     For the six months ended March 31, 1999, net income applicable to common stock totaled $89.1 million, or $2.1 million lower than the results for the same period last year. Basic and diluted earnings per average common share were $1.95 compared to $2.09 per average common share last year. The decline in net income applicable to common stock for the six-month period primarily resulted from a non-recurring $2.1 million after-tax loss recorded in the first quarter ($0.05 per average common share) related to an agreement to sell the Shenandoah Gas natural gas utility assets located in West Virginia (See Note 10 to the Consolidated Financial Statements). In addition, earnings per average common share decreased $0.09 primarily due to an increase

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                   (continued)



in the average common shares outstanding during the current six-month period. The increase in average common shares outstanding resulted from the previously mentioned common stock offering in the first quarter and common shares issued under the Dividend Reinvestment and Common Stock Purchase Plan and the Employee Savings Plans.

Net Revenues
------------

     Net revenues for the period were $335.6 million, reflecting a small decrease from the same period last year. The following table compares certain operating statistics for the six months ended March 31, 1999 and 1998. Weather for the six months ended March 31, 1999 was 4.8% warmer than normal while weather for the same period last year was 4.4% warmer than normal.


                                                           Six Months Ended
                                                        -----------------------
                                                        March 31,     March 31,
                                                          1999           1998
                                                        ---------     ---------

Gas Sales and Deliveries  (thousands of therms)

    Firm
       Gas Sold and Delivered                            733,014        774,418
       Gas Delivered for Others                          122,311         74,311
                                                       ---------      ---------
                                                         855,325        848,729
                                                       ---------      ---------
    Interruptible
       Gas Sold and Delivered                             34,710         56,035
       Gas Delivered for Others                          170,774        149,473
                                                       ---------      ---------
                                                         205,484        205,508
                                                       ---------      ---------
    Electric Generation
       Gas Delivered for Others                           29,743         27,971
                                                       ---------      ---------
           Total Deliveries                            1,090,552      1,082,208
                                                       =========      =========
Degree Days
       Actual                                              3,345          3,377
       Normal                                              3,514          3,533

Customer Meters  (end of period)                         847,670        821,956



Gas Delivered to Firm Customers
-------------------------------

     Firm therm deliveries increased by 6.6 million therms (0.8%) in the current period, primarily due to the colder weather in the second quarter of this year (although for the full six-month period weather was warmer than last year) and the effect of a 3.1% increase in the number of customer meters. However, a decrease in gross receipts taxes included in operating revenues primarily offset the effect that the increase in firm therms delivered had on net revenues. Various taxing authorities levy these taxes on revenues. Therefore, such taxes

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                   (continued)



decrease with declines in revenues. The Company recovers the taxes from customers and remits them to the various taxing authorities. The Company records amounts of decreased gross receipts taxes in general tax expense and, therefore, the decrease in net revenues associated with gross receipts taxes generally does not affect net income. Revenues for the current six-month period decreased due to a drop in the cost of gas billed to customers this year and the effect of customers shifting from bundled gas service to delivery service. This shifting can cause variations in gas revenues since the delivery service rate does not include a cost of gas component.

Gas Delivered to Interruptible Customers
----------------------------------------

     Therms delivered to interruptible customers declined only slightly in the current six-month period. As previously described in this report, the effect on net income of changes in gas deliveries to interruptible customers is minimal due to margin-sharing arrangements in each of the Company's jurisdictions.

Gas Delivered for Electric Generation
-------------------------------------

     Volumes delivered for electric generation in the current six-month period increased by 1.8 million therms (6.3%) over the same period last year, primarily due to increased usage by these customers during the second quarter of fiscal year 1999. Margins earned on such deliveries are being shared with firm customers as described previously in this report.

Other Operating Expenses
------------------------

     Operation and maintenance expenses increased by $5.0 million (4.8%) from the same period last year. This increase is primarily attributable to: (1) the previously-mentioned non-recurring loss ($3.3 million pre-tax) related to an agreement to sell the Shenandoah Gas natural gas utility assets located in West Virginia; (2) higher costs associated with technology initiatives; and (3) increased advertising costs. Partially offsetting these increases are decreased uncollectible accounts expenses reflecting lower revenues due to a drop in the cost of gas this year, and lower labor costs.

     Depreciation and amortization increased by $1.8 million (6.7%) primarily due to the Company's increased investment in plant and equipment to meet customer growth and to upgrade existing facilities.

     General taxes declined by $5.3 million (12.2%) primarily due to a decrease in gross receipts taxes, reflecting lower revenues caused by a drop in the cost of gas this year and a rate reduction in the District of Columbia. The Company records the amounts collected from customers in revenue and general tax expense, and, therefore there is generally no effect on net income.

     Income taxes, including amounts reflected in Other Income - Net, increased slightly from the same period last year. The effective income tax rates were 36.99% and 36.41% for 1999 and 1998, respectively.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                   (continued)




Other Income - Net
------------------

     Other Income - Net decreased by $850,000, primarily due to a $1.6 million gain on the sale of certain investments in venture capital funds recorded in the same period last year and higher miscellaneous general expenses. Higher earnings generated from energy-related activities partially offset the effect of these items.

     The Company and its subsidiaries engage in energy-related activities that include energy marketing, commercial energy services, consumer financing and merchandising. The following table compares the financial results for each of these activities for the six months ended March 31, 1999 and 1998.


            Net Income (Loss) Applicable to Energy-Related Activities
            ---------------------------------------------------------

                                                       Six Months Ended
                                                  --------------------------
                                                  Mar. 31,           Mar. 31,
                                                    1999              1998
                                                  --------          --------
                                                           (Thousands)

    Energy Marketing                              $  648            $  (419)
    Commercial Energy Services                       504                 40
    Consumer Financing                               627                452
    Other, including merchandising                   127                (99)
                                                  ------            -------
           Total                                  $1,906            $   (26)
                                                  ======            =======


Energy Marketing
----------------

     The Company's gas marketing subsidiary, Washington Gas Energy Services, Inc. (WGES), sells natural gas in competition with unregulated marketers and unregulated subsidiaries of other utility companies. WGES continues to gain market share both inside and outside the Company's traditional service territory. Higher earnings generated this year include the effect of customer growth. The results of WGES for the six-month-ended periods are not indicative of the anticipated fiscal year results. WGES made more sales in the current period that are billed based on the volumes of gas delivered which is typically greater in the colder winter months. In the prior year most revenue came from annual fixed rate sales contracts which were matched with gas costs that may vary seasonally. The quantity and pricing structure of these purchase contracts are designed to match its sales commitments to effectively lock in a margin on gas sales over the terms of existing sales contracts.

Commercial Energy Services
--------------------------

     The Company's commercial energy services include the design and renovation of mechanical heating, ventilating and air conditioning systems. Positive financial results generated from two subsidiaries purchased by the Company in March 1998 were the primary reason for increased profits in the current six-month period.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                   (continued)



Consumer Financing
------------------

     Consumer  financing,  which  includes the financing of gas  appliances  and
certain  other  equipment  for  residential  and  small  commercial   customers,
continues to show positive results.

Interest Expense
----------------

     Total interest expense for the six months ended March 31, 1999 decreased slightly from the same period last year, reflecting the following changes:

Composition of the Changes in Interest Expense:

                                                       Increase/(Decrease)
                                                       -------------------
                                                          (Thousands)

     Long-Term Debt                                         $ 1,247
     Short-Term Debt                                           (746)
     Other                                                     (504)
                                                            -------
          Total                                             $    (3)
                                                            =======

Long-Term Debt - The increase in interest on long-term debt of $1,247,000 was primarily due to a $50.8 million rise in the average amount of long-term debt outstanding, partially offset by a decline of 0.21 percentage points in the weighted-average cost of such debt. The embedded cost of long-term debt at March 31, 1999 was 6.8%.

Short-Term Debt - The decrease in interest on short-term debt of $746,000 was due to a $20.3 million decline in the average amount of short-term debt outstanding and a decrease of 0.45 percentage points in the weighted-average cost of such debt.

Other - Other interest expense decreased by $504,000 in the current period primarily reflecting an increase in the accrual for allowance for funds used during construction.

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

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                   (continued)




     The Company uses short-term debt in the form of commercial paper and short-term bank loans to fund seasonal requirements. Alternative sources include unsecured lines of credit, some of which are seasonal, and $160 million in a revolving credit agreement maintained with a group of banks. The Company can activate these financing options to support or replace the Company's commercial paper.

     At March 31, 1999, the Company had notes payable outstanding of $16.6 million, as compared to $124.9 million at September 30, 1998. The decrease in notes payable from September 30, 1998 reflects the seasonality of the Company's cash requirements.

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

Cash Flow from
Operating Activities
     Net cash provided by operating activities was $140.8 million during the first six months of fiscal year 1999 or an improvement of $33.4 million from the same period last year. The improvement is primarily due to lower funds supporting accounts receivable reflecting decreased gas costs during the current year.

Cash Flow from
Financing Activities
     As more fully described in Note 9 to the Consolidated Financial Statements, the Company in the first quarter of this year raised $55.7 million through the sale of 2.3 million shares of common stock. Additionally, during the six months ended March 31, 1999, the Company raised $5.5 million from shares issued through the Dividend Reinvestment and Common Stock Purchase Plan and the Employee Savings Plans.

     During the six months ended March 31, 1999, the Company issued $27.2 million of long-term debt. Included in long-term debt issuances were $25 million of Medium-Term Notes (MTNs) with a coupon rate of 5.49% along with construction funding debt of approximately $1.8 million. The Company retired $15.2 million of MTNs with coupon rates ranging from 7.08% to 7.97% and $4.0 million of 8-5/8% Series First Mortgage Bonds.

Cash Flow from
Investing Activities
     Capital expenditures for the first six months of fiscal year 1999 were $75.3 million on a budget of $141.9 million for fiscal year 1999. Capital expenditures in the first six months of fiscal year 1998 were $67.4 million.

Sales of Accounts Receivable
     During the six months ended March 31, 1999, the Company sold, with recourse, $15.5 million of non-utility accounts receivable, compared to $15.8 million in the six months ended March 31, 1998.

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

Business-Application Systems
----------------------------

     In March 1997, the Company completed its assessment of all its business-application systems. It is resolving Year 2000 issues through remediation of 18 systems to recognize the turn of the century and the replacement of 21 systems with new systems that provide additional business management information and recognize four-digit years. By the end of February 1999, the Company had completed modifications to 17 of the business applications targeted for remediation. The remaining application will be completed by June 1999. This application represents less than 1% of the code to be remediated. Thus more than 99% of the applications targeted for remediation have been remediated, tested and placed back into a Year 2000 operational environment.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                   (continued)



     The Company used in-house staff to test all remediated applications and used a testing procedure commonly known as trace-based testing to test modified business applications for Year 2000 functionality. This method first captures current processing steps and relevant data, which are run prior to remediation (baseline test) and again after remediation (regression test). This process is intended to identify any business rules that may have changed during the remediation effort and to confirm that only date processes have been changed. Once the regression test was successfully completed, the Company used automated test software tools to perform additional applicable future date tests for each system.

     The Company is also installing an enterprise-wide software system that will replace 19 business application systems, including its financial, human resources and supply chain systems. Two other systems will be replaced with systems not included in the enterprise-wide software initiative. These 21 business applications represent approximately one-half of the business application software code requiring remediation or replacement. By early May 1999, the Company began using the financial and supply chain modules of the enterprise-wide software system. The Company is on target to begin using the human resources modules in early July 1999. The Company currently expects the replacement of the two other systems will be completed by September 1999.

     During the fourth quarter of fiscal year 1998, the Company completed a comprehensive, prioritized inventory of end-user applications (i.e., PC-based databases) and is implementing project plans to replace or remediate these applications, as necessary. It expects to complete replacement or remediation, including testing, by the end of September 1999.

Embedded Systems
----------------

     The Company has performed a comprehensive inventory of its embedded systems at the component level. This inventory identified several hundred components that were potentially date sensitive. The Company has contacted all manufacturers of those components that it has identified as critical or important to its operations. Approximately three percent of the date-sensitive components that the Company has identified are non-compliant based on information provided by the manufacturers. All critical components have been remediated, tested and placed back into production. The remaining components should be remediated, tested and placed back into production by June 1999.

                            WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                   (continued)



Vendor and Supplier Relationships
---------------------------------

     The Company is contacting in writing or through face-to-face discussions all vendors and suppliers of products and services that it considers critical or important to its operation. These contacts include providers of interstate transportation capacity and storage, natural gas suppliers, financial institutions and electric, telecommunications and water companies. The Company has evaluated responses and continues the process of following up with the vendors and suppliers either through meetings or by letter. The Company will consider new business relationships with alternate providers of products and services as necessary and to the extent alternatives are available. However, the Company recognizes there are no practical alternatives for external infrastructure such as electric, telecommunications and water services, suppliers of natural gas and providers of interstate transportation capacity and storage to deliver natural gas to the Company's distribution system.

Customer Communications
-----------------------

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

     In addition, the Company is communicating its Year 2000 efforts to customers through individual, community and association presentations through responses to written inquiries, through brochures explaining our program which was mailed to customers and through its website.

Year 2000 Risks and Business Continuity Planning
------------------------------------------------

     With respect to its internal operations, over which the Company has direct control, the Company believes the most significant potential risks are: (1) its ability to use electronic devices to control and operate its distribution system; (2) its ability to render timely bills to its customers; (3) its ability to enforce tariffs and contracts applicable to interruptible customers; and (4) its ability to maintain continuous operation of its computer systems including the enterprise-wide software system the Company is currently implementing. The Company's Year 2000 program addresses each of these risks, and the remediation or replacement of these systems is well under way. In the event that any Year 2000-related problems may occur, the Company's continuity plan will outline alternatives to mitigate the impact of such failures, to the extent possible.

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                   (continued)



     The Company relies on the suppliers of natural gas and interstate transportation and storage capacity to deliver natural gas to the Company's distribution system. External infrastructure, such as electric, telecommunications and water services, is necessary for the Company's basic operation as well as the operations of many of its customers. Should any of these critical vendors fail, the impact of any such failure could become a significant challenge to the Company's ability to meet the demands of its customers, to operate its distribution system and to communicate with its customers. It could also have a material adverse financial impact including, but not limited to, lost revenues, increased operating costs and claims from customers related to business interruptions. The Company has no way of ensuring that those vendors or suppliers mentioned above for which there are no viable options will be timely Year 2000 compliant.

     As part of its normal business practice, the Company maintains plans to follow during emergency circumstances. These plans are being used as a basis to build the Company's continuity plan for potential Year 2000-related problems. As part of its contingency planning effort the Company has performed table-top exercises to validate this plan. The Company will continue performing table-top exercises and drills, which are expected to continue through the end of 1999.

     The Company maintains and operates a command center that is activated during emergency circumstances. The Company will manage specific Year 2000 continuity operations from the command center during the millennium change as well as at other points in time on an as needed basis. The Company has informed its employees that every employee will be expected to work or be available to work between December 27, 1999, and January 7, 2000, and between February 22, 2000, and March 7, 2000.

     Because of the interconnected nature of potential Year 2000-related problems, the Company recognizes that effective continuity planning must focus on both internal and external operations. Therefore, the Company has been in contact with and will work with federal, state, and local governmental agencies as well as local organizations and other utilities as it completes its planning effort.

     The Company believes that its work will serve to reduce the risk that its internal systems will fail for Year 2000 reasons. However, the continuity plan cannot offset interrupted delivery to the Company's distribution system of natural gas by the producers of natural gas and providers of interstate transportation capacity or the impact on operations of failures of electric, telecommunications and water services.

Independent Verification and Validation
---------------------------------------

     The Company is currently working with external consultants to verify and validate the Company's Year 2000 remediation and replacement strategies and results for both business applications and embedded systems.

     To verify and validate the Company's remediation efforts on its business applications the consultants reviewed all remediated business applications to determine that the code was remediated correctly. The consultants have reviewed the compliance statements received from the manufacturers of the critical and important embedded system components and where possible have developed strategies and testing procedures to verify the compliance statements. The
Company has independently tested approximately 45% of those critical and important embedded systems that it has determined it can meaningfully test. To date the Company

                          WASHINGTON GAS LIGHT COMPANY
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                   (continued)



has completed its independent verification and validation of all of its critical systems. The Company is on target to complete its independent verification and validation of its embedded systems, and the one remaining business application, by June 1999.

Financial Implications
----------------------

     To implement its Year 2000 strategies, the Company currently expects to have generated non-recurring expenses of approximately $12 million over the three fiscal-year periods ending September 30, 1999 for (1) business-application systems remediation; (2) embedded systems replacement; (3) end-user applications remediation and replacement; (4) independent verification and validation; and
(5) certain costs associated with the replacement of certain existing business systems. The Company will capitalize costs of approximately $41 million incurred to replace certain existing business-application software systems with new systems that will be Year 2000 operational and provide additional business management information.

     The following tables reflect the amounts charged to expense and capitalized for the fiscal years ending September 30, 1997 and 1998 and fiscal year 1999 through March 31, 1999:




--------------------------------------------------------------------------------
Business-application systems remediation, embedded systems replacement, end-user applications  remediation  and  replacement,  and independent  verification  and validation
--------------------------------------------------------------------------------

(millions)          1999           1998           1997           Total
--------------------------------------------------------------------------------
Expense             $  1           $  1           $  1           $  3
--------------------------------------------------------------------------------
Capital             $  -           $  1           $  -           $  1
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
Business-application software systems replacement
--------------------------------------------------------------------------------
(millions)          1999           1998           1997           Total
--------------------------------------------------------------------------------
Expense             $  2           $  4           $  -           $  6
--------------------------------------------------------------------------------
Capital             $ 13           $ 19           $  -           $ 32
--------------------------------------------------------------------------------


     To date the Company has incurred $9 million or approximately 75% of the estimated costs the Company expects to expense for its Year 2000 strategies. Additionally, the Company has capitalized $33 million or approximately 80% of the costs to replace certain existing business-application software systems. Until the Company has completed further analysis of the impact of the Year 2000 issue on its continuity planning, it is unable to estimate the additional costs, if any, it may incur as a result of its efforts.

     Each of the components of the Company's Year 2000 program is progressing, and the Company believes it is taking all reasonable steps necessary to be able to operate successfully through and beyond the turn of the century.

Item 3.
-------

Quantitative and Qualitative Disclosures About Market Risks of the Company
--------------------------------------------------------------------------

     The Company has interest rate risk exposure related to long-term debt. Additionally, the Company's subsidiary, Washington Gas Energy Services, Inc.
(WGES) has price risk exposure related to gas-marketing activities. For information regarding the Company's exposure related to these risks see Item 7A in the Company's most recently filed Form 10-K. The Company's risk associated with interest rates has not materially changed from September 30, 1998. At March 31, 1999, WGES' open position was not material to the Company's financial position or results of operations.


                           PART II. OTHER INFORMATION
                           --------------------------


Item 4.
-------

Submission of Matters to a Vote of Security Holders
---------------------------------------------------

(a)  The annual meeting of stockholders was held on February 24, 1999.

(c)  Matters voted upon at the meeting:

          The following individuals were elected to the Board of Directors at the annual meeting on February 24, 1999:


               Director               Votes in Favor      Votes Withheld
               --------               --------------      --------------
     Michael D. Barnes                  38,649,075           649,804
     Fred J. Brinkman                   38,793,064           505,815
     Daniel J. Callahan, III            38,879,701           419,178
     Orlando W. Darden                  38,776,731           522,148
     James H. DeGraffenreidt, Jr.       38,851,954           446,925
     Melvyn J. Estrin                   38,883,272           415,607
     Philip A. Odeen                    38,860,440           438,439
     Joseph M. Schepis                  38,918,327           380,552
     Karen Hastie Williams              38,686,014           612,865


          The following other matters were introduced and voted upon at the annual meeting:

          The Board of Directors recommended that the stockholders ratify the appointment of Arthur Andersen LLP, independent public accountants, to audit the books, records and accounts of the Company for fiscal year 1999. This proposal was approved by a vote of 38,758,711 in favor of the proposal and 289,897 against. There were 250,271 abstentions.

          A stockholder proposed that the Board of Directors take steps to provide for cumulative voting in the election of Directors. This proposal was defeated by a vote of 6,560,395 in favor of the proposal and 19,980,282 against. There were 1,642,822 abstentions and 11,115,380 broker non-votes.

                           PART II. OTHER INFORMATION
                           --------------------------

                                   (continued)



          The Board of Directors recommended that the stockholders ratify the adoption of the Company's 1999 Incentive Compensation Plan for key personnel. This proposal was approved by a vote of 28,444,101 in favor of the proposal and 9,905,301 against. There were 949,477 abstentions.


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

B. On March 31, 1999, the Company's Board of Directors elected Adrian P. Chapman as Vice President with responsibility for regulatory affairs and energy acquisition. Mr. Chapman most recently held the position of Department Head-Regulatory Affairs. Previously, he has held management positions with the Company in Marketing, Market Planning and Analysis, and Rates and Regulatory Affairs. Mr. Chapman has been employed by the Company since 1982.

     Also on March 31, 1999, the Company's Board of Directors elected Shelley C. Jennings as Treasurer. Ms. Jennings most recently held the position of Department Head-Customer Accounts. Previously, she has served as Manager of Short-Term Financing, Assistant Treasurer, Director of Accounting Operations and Area Head-Procurement. Ms. Jennings has been employed by the Company since 1978.

C. At the Company's annual meeting held on February 24, 1999, shareholders elected Philip A. Odeen to the Company's Board of Directors. This increases the size of the Company's Board of Directors from eight to nine members. Mr. Odeen is Executive Vice President and General Manager of TRW Systems & Information Technology Group, TRW Inc., a technology, manufacturing and services company.

D. On May 17, 1999, the Company filed an application for an Incentive Rate Plan with the Maryland Public Service Commission. The application requested that the Company's rates be frozen at current levels for five years from the date of approval. In addition to the rate freeze, the plan proposes an asymmetrical sharing mechanism for revenues when the Company's earnings on its Maryland business exceeds a 12% return on equity (ROE), with the ratepayers receiving 50% and the Company retaining 50% of the excess. The plan provides for a change in the 12% benchmark return on equity when the twelve-month average of the 30-year Treasuries moves by more than 100 basis points in either direction. The plan also allows for adjustments to rates due to circumstances beyond the Company's control such as changes in tax laws, legislative mandates, Financial Accounting Standards Board or Securities and Exchange Commission accounting modifications or new or increased regulatory requirements. The plan provides the Company

                           PART II. OTHER INFORMATION
                           --------------------------

                                   (continued)



     with the opportunity to adjust rates, subject to Commission review and refund, should its Maryland weather-adjusted ROE drop below 8.5%. Finally, the plan maintains the gas cost mechanisms that provide for the recovery of actual costs of gas from firm customers. A decision is expected prior to the fiscal year 2000 heating season.


Item 6.
-------

Exhibits and Reports on Form 8-K
--------------------------------

(a)  Exhibits Filed Herewith:

                 Description                                   Page in 10-Q
-----------------------------------------------             -------------------
3         Bylaws (as amended February 24, 1999)             See separate volume

10        Material Contracts

10.1           Directors' Stock Compensation Plan                 "
               (as amended March 1, 1999)*

10.2           Employment Agreement between the                   "
               Company and the Chairman and Chief
               Executive Officer, dated March 15, 1999*

27        Financial Data Schedule                                 "

99.0      Computation of Ratio of                                 "
          Earnings to Fixed Charges

99.1      Computation of Ratio of                                 "
          Earnings to Fixed Charges and
          Preferred Stock Dividends



Exhibits Incorporated by Reference:

10        Material Contracts

10.1           1999 Incentive Compensation Plan
               filed with the Proxy Statement on
               January 25, 1999*


* Compensatory plan agreement required to be filed pursuant to Item 14 (c) of Form 10-K.

                           PART II. OTHER INFORMATION
                           --------------------------

                                   (continued)




(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the three months ended March 31, 1999.


                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   WASHINGTON GAS LIGHT COMPANY
                                                   ----------------------------
                                                           (Registrant)




Date      May 17, 1999                             /s/  Robert E. Tuoriniemi
          ------------                             ----------------------------
                                                            Controller
                                                  (Principal Accounting Officer)