Form 10-Q
period 1999-06-30
WASHINGTON GAS LIGHT CO
filed 1999-08-12
CIK 104819

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30,1999
                              --------------------------------------------------
                                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission file number                            1-1483
                      ----------------------------------------------------------

                          WASHINGTON GAS LIGHT COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            District of Columbia and Virginia                                      53-0162882
--------------------------------------------------------------         ----------------------------------
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

        1100 H Street, N. W., Washington, D. C.                                     20080
-----------------------------------------------------                 ----------------------------------
        (Address of principal executive offices)                                  (Zip Code)

                                 (703) 750-4440
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

                                      NONE
-----------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No
                                       ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $1.00 par value        46,473,496                July 30, 1999
----------------------------      ----------------            ------------
           Class                  Number of Shares                Date

                          WASHINGTON GAS LIGHT COMPANY

                                      INDEX

                                                                                               Page No.
                                                                                               --------
PART  I.      Financial Information:

              Item 1.  Financial Statements

                 Consolidated Balance Sheets -
                           June 30, 1999 and September 30, 1998                                  2-3

                 Consolidated Statements of Income -
                           Three Months Ended June 30, 1999 and 1998                               4

                 Consolidated Statements of Income -
                           Nine Months Ended June 30, 1999 and 1998                                5

                 Consolidated Statements of Cash Flows -
                           Nine Months Ended June 30, 1999 and 1998                                6

                 Notes to Consolidated Financial Statements                                     7-11

              Item 2.  Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                               12-26

              Item 3.  Quantitative and Qualitative Disclosures About Market Risks
                           of the Company                                                         26

PART II.      Other Information:

              Item 5.  Other Information                                                          27

              Item 6.  Exhibits and Reports on Form 8-K                                        28-29

              Signature                                                                           29

                         WASHINGTON GAS LIGHT COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                                                    JUNE 30,             Sept. 30,
                                                                      1999                 1998
                                                                  --------------      ---------------
                                                                  (Unaudited)
                                                                             (Thousands)
ASSETS
PROPERTY, PLANT AND EQUIPMENT
  At original cost                                                $    2,094,975      $     1,992,770
  Accumulated depreciation and amortization                             (709,911)            (673,269)
                                                                  --------------      ---------------
                                                                       1,385,064            1,319,501
                                                                  --------------      ---------------
CURRENT ASSETS
  Cash and cash equivalents                                               43,826               17,876
  Accounts receivable                                                     77,356               92,178
  Gas costs due from customers                                            11,661                9,921
  Accrued utility revenues                                                17,042               16,304
  Allowance for doubtful accounts                                         (7,572)              (9,078)
  Materials and supplies--principally at average cost                     16,257               15,607
  Storage gas--at cost (first-in, first-out)                              39,297               76,338
  Deferred income taxes                                                   17,453               16,337
  Other prepayments--principally taxes                                     8,906               13,864
  Other                                                                    1,065                  849
                                                                  --------------      ---------------
                                                                         225,291              250,196
                                                                  --------------      ---------------

DEFERRED CHARGES AND OTHER ASSETS
  Regulatory assets--deferred purchased gas costs                            -                  3,550
  Regulatory assets--other                                                87,473               91,802
  Other                                                                   23,432               17,384
                                                                  --------------      ---------------
                                                                         110,905              112,736
                                                                  --------------      ---------------

    TOTAL                                                         $    1,721,260      $     1,682,433
                                                                  ==============      ===============


------------------------
See accompanying Notes to Consolidated Financial Statements.

                         WASHINGTON GAS LIGHT COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                                                                    JUNE 30,            Sept. 30,
                                                                                      1999                1998
                                                                                 --------------      ---------------
                                                                                   (Unaudited)
                                                                                            (Thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
  Common shareholders' equity                                                    $      712,215      $       607,755
  Preferred stock                                                                        28,422               28,424
  Long-term debt (Note 5)                                                               493,008              428,641
                                                                                 --------------      ---------------
                                                                                      1,233,645            1,064,820
                                                                                 --------------      ---------------
CURRENT LIABILITIES
  Current maturities of long-term debt (Note 5)                                           7,913               64,106
  Notes payable                                                                           3,564              124,943
  Accounts and wages payable                                                            121,022              116,770
  Dividends declared                                                                     14,506               13,485
  Customer deposits and advance payments                                                  8,709               19,454
  Accrued taxes and interest                                                             44,714                9,200
  Pipeline refunds due to customers                                                       2,150                1,437
  Gas costs due to customers                                                              4,618                5,671
  Other                                                                                     689                1,146
                                                                                 --------------      ---------------
                                                                                        207,885              356,212
                                                                                 --------------      ---------------

DEFERRED CREDITS
  Unamortized investment tax credits                                                     19,808               20,493
  Deferred income taxes                                                                 145,877              145,519
  Regulatory liabilities--deferred purchased gas costs                                   14,609                   -
  Other regulatory liabilities and other deferred credits                                99,436               95,389
                                                                                 --------------      ---------------
                                                                                        279,730              261,401
                                                                                 --------------      ---------------

    TOTAL                                                                        $    1,721,260      $     1,682,433
                                                                                 ==============      ===============


------------------------
See accompanying Notes to Consolidated Financial Statements.

                         WASHINGTON GAS LIGHT COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                         Three Months Ended
                                                               ---------------------------------------
                                                                 JUNE 30,                  June 30,
                                                                   1999                      1998
                                                               --------------           --------------
                                                                  (Thousands, Except Per Share Data)
OPERATING REVENUES                                             $      150,714           $      156,390
Cost of Gas                                                            75,858                   83,875
                                                               --------------           --------------
NET REVENUES                                                           74,856                   72,515
                                                               --------------           --------------

OTHER OPERATING EXPENSES
  Operation                                                            41,985                   41,712
  Maintenance                                                           8,107                    9,047
  Depreciation and amortization                                        15,169                   13,732
  General taxes                                                        13,347                   14,072
  Income taxes                                                         (4,231)                  (5,394)
                                                               --------------           --------------
                                                                       74,377                   73,169
                                                               --------------           --------------

OPERATING INCOME (LOSS)                                                   479                     (654)
Other Income - Net                                                      1,453                    2,743
                                                               --------------           --------------
INCOME BEFORE INTEREST EXPENSE                                          1,932                    2,089
                                                               --------------           --------------

INTEREST EXPENSE
  Interest on long-term debt                                            8,650                    8,915
  Other                                                                    46                      196
                                                               --------------           --------------
                                                                        8,696                    9,111
                                                               --------------           --------------

NET LOSS                                                               (6,764)                  (7,022)
Dividends on Preferred Stock                                              332                      332
                                                               --------------           --------------

NET LOSS APPLICABLE TO COMMON STOCK                            $       (7,096)          $       (7,354)
                                                               ===============          ===============

AVERAGE COMMON SHARES OUTSTANDING                                      46,410                   43,677
                                                               ==============           ==============

LOSS PER AVERAGE COMMON SHARE - BASIC                          $        (0.15)          $        (0.17)
                                                               ===============          ==============
LOSS PER AVERAGE COMMON SHARE - DILUTED                        $        (0.15)          $        (0.17)
                                                               ===============          ==============


DIVIDENDS DECLARED PER COMMON SHARE                            $        0.305           $        0.300
                                                               ==============           ==============


------------------------
See accompanying Notes to Consolidated Financial Statements.

                         WASHINGTON GAS LIGHT COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                  Nine Months Ended
                                                       ---------------------------------------
                                                          JUNE 30,                  June 30,
                                                            1999                      1998
                                                       --------------           --------------
                                                         (Thousands, Except Per Share Data)
OPERATING REVENUES                                     $      841,051           $      914,159
Cost of Gas                                                   430,594                  505,925
                                                       --------------           --------------
NET REVENUES                                                  410,457                  408,234
                                                       --------------           --------------

OTHER OPERATING EXPENSES
  Operation                                                   130,953                  125,702
  Maintenance                                                  27,137                   28,086
  Depreciation and amortization                                44,166                   40,896
  General taxes                                                51,675                   57,736
  Income taxes                                                 47,891                   47,065
                                                       --------------           --------------
                                                              301,822                  299,485
                                                       --------------           --------------

OPERATING INCOME                                              108,635                  108,749
Other Income - Net                                              2,214                    4,353
                                                       --------------           --------------
INCOME BEFORE INTEREST EXPENSE                                110,849                  113,102
                                                       --------------           --------------

INTEREST EXPENSE
  Interest on long-term debt                                   26,084                   25,103
  Other                                                         1,770                    3,168
                                                       --------------           --------------
                                                               27,854                   28,271
                                                       --------------           --------------

NET INCOME                                                     82,995                   84,831
Dividends on Preferred Stock                                      998                      999
                                                       --------------           --------------

NET INCOME APPLICABLE TO COMMON STOCK                  $       81,997           $       83,832
                                                       ==============           ==============

AVERAGE COMMON SHARES OUTSTANDING                              45,837                   43,658
                                                       ==============           ==============

EARNINGS PER AVERAGE COMMON SHARE - BASIC              $         1.79           $         1.92
                                                       ==============           ==============
EARNINGS PER AVERAGE COMMON SHARE - DILUTED            $         1.79           $         1.92
                                                       ==============           ==============

DIVIDENDS DECLARED PER COMMON SHARE                    $        0.910           $        0.895
                                                       ==============           ==============


------------------------
See accompanying Notes to Consolidated Financial Statements.

                         WASHINGTON GAS LIGHT COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                               Nine Months Ended
                                                                                     ---------------------------------------
                                                                                        JUNE 30,                 June 30,
                                                                                          1999                      1998
                                                                                     -------------           ---------------
                                                                                                  (Thousands)
OPERATING ACTIVITIES
Net income                                                                           $      82,995           $       84,831
Adjustments to reconcile net income to net cash provided
    by operating activities:
  Depreciation and amortization a/                                                          48,892                   44,997
                                -
  Deferred income taxes - net                                                                  603                    3,062
  Amortization of investment tax credits                                                      (685)                    (702)
  Allowance for funds used during construction                                              (1,389)                    (572)
  Loss from sale of West Virginia assets (Note 10)                                           3,300                      -
  Other noncash charges (credits) - net                                                         60                   (1,908)
                                                                                     -------------           ---------------
                                                                                           133,776                  129,708
Changes in assets and liabilities:

  Accounts receivable and accrued utility revenues                                          12,578                  (23,438)
  Gas costs due from/to customers - net                                                     (2,793)                   6,669
  Storage gas                                                                               37,041                   57,246
  Other prepayments - principally taxes                                                      4,958                    4,348
  Accounts and wages payable                                                                 3,038                  (21,461)
  Customer deposits and advance payments                                                   (10,745)                  (7,563)
  Accrued taxes and interest                                                                35,514                   31,064
  Pipeline refunds due to customers                                                            713                   (4,860)
  Deferred purchased gas costs - net                                                        18,159                   10,235
  Other - net                                                                                  348                      434
                                                                                     -------------           --------------
    Net Cash Provided by Operating Activities                                              232,587                  182,382
                                                                                     -------------           --------------

FINANCING ACTIVITIES
Common stock issued                                                                         63,835                    2,490
Common stock repurchased                                                                       -                     (2,340)
Long-term debt issued                                                                       28,342                   72,000
Long-term debt retired                                                                     (20,293)                 (23,984)
Premium on long-term debt retired                                                              -                       (493)
Debt issuance costs (Note 5)                                                                (2,271)                    (490)
Notes payable - net                                                                       (121,379)                 (67,654)
Dividends on common and preferred stock                                                    (42,165)                 (39,778)
                                                                                     -------------           ---------------
    Net Cash Used in Financing Activities                                                  (93,931)                 (60,249)
                                                                                     --------------          ---------------

INVESTING ACTIVITIES
Capital expenditures                                                                      (112,706)                (110,600)
Sale of Venture Funds                                                                          -                      1,619
Sale of Propane Assets                                                                         -                      4,050
Payment for purchase of non-utility companies (net of cash acquired)                           -                     (2,990)
                                                                                     -------------           --------------
    Net Cash Used in Investing Activities                                                 (112,706)                (107,921)
                                                                                     -------------           --------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                       25,950                   14,212
Cash and Cash Equivalents at Beginning of Period                                            17,876                    9,708
                                                                                     -------------           --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $      43,826           $       23,920
                                                                                     =============           ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Income taxes paid                                                                  $      18,920           $       23,254
  Interest paid                                                                      $      20,364           $       19,470

----------------------
a/  Includes amounts charged to other accounts.
-
See accompanying Notes to Consolidated Financial Statements.

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

5.   Debt Issuance in First Quarter of Fiscal Year 1999

     The Company issued $25 million of 10-year Medium-Term Notes (MTNs) in October 1998 with a coupon rate of 5.49%. In order to lock in the Treasury yield for this issuance, in June 1998, the Company entered into an agreement that reflected a forward sale of $24.9 million of 10-year U.S. Treasury notes at a fixed price. The Company unwound its hedge position concurrent with the issuance of $25 million of MTNs in October 1998. The $2.1 million amount the Company paid associated with the settlement of the hedge agreement was recorded to unamortized debt issuance costs in October 1998 and will be amortized over the life of the MTNs. This accounting treatment was in accordance with Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts" (SFAS No. 80). The effective cost of the debt was 6.74%.

     Debt Issuance in Fourth Quarter of Fiscal Year 1999

     On September 2, 1998, in order to lock in the Treasury yield for an anticipated $39 million MTN issuance related to the refunding of $39 million of 8-3/4% First Mortgage Bonds (FMBs) on July 1, 1999, the Company entered into an agreement that reflected the forward sale of $40 million of 10-year U.S. Treasury notes at a fixed price to be paid on July 1, 1999. The Company unwound its hedge position concurrent with the issuance of $50 million of MTNs in early July 1999. The $2.0 million amount the Company received associated with the settlement of the hedge agreement was recorded to unamortized debt issuance costs in July 1999 and will be amortized over the life of the MTNs in accordance with SFAS No. 80.

     The MTNs issued in July 1999 have a 10-year nominal life and a coupon rate of 6.92%. The $40 million of MTNs to which the hedge agreement applies were issued at an effective cost of 6.31%. The Company has an option to redeem the MTNs at any time, as a whole or in part, at the greater of: (1) par value; or (2) the price implied in the yield to maturity, plus 15 basis points, of a comparable-maturity U. S. Treasury security. Part of the proceeds from the MTNs was used to retire the $39 million of 8-3/4% FMBs on July 1, 1999. Accordingly, pursuant to the provisions of Statement of Financial Accounting Standards No. 6, "Classification of Short-Term Obligations Expected to Be Refinanced", the Company at June 30, 1999 reclassified the FMBs from current maturities to long-term debt.

                          WASHINGTON GAS LIGHT COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)

6. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" (SFAS No. 133). In June 1999, FASB amended SFAS No. 133 to be effective for fiscal years beginning after June 15, 2000, and the Company must adopt it in the first quarter of fiscal year 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company continues to assess the impact of SFAS No. 133 on its financial condition and results of operations.

7. In November 1998, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus related to EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." This consensus requires that energy trading contracts, as these are defined in the consensus, are presented at fair value with periodic gains and losses included in earnings. EITF Issue No. 98-10 is applicable to the Company in its fiscal year 2000. The Company continues to assess the impact of EITF Issue No. 98-10 on its financial condition and results of operations.

8. Basic and diluted earnings per share ("EPS") computations for the three and nine months ended June 30, 1999 and 1998 are shown below. Basic EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the periods. Diluted EPS assumes conversion of convertible preferred stock and the issuance of common shares pursuant to stock-based compensation plans (see Note 11) at the beginning of the applicable period.

                                                                        For the Three Months Ended
                                                                              June 30, 1999
                                                                 -----------------------------------------
                                                                                                 Per Share
                                                                 Income           Shares          Amount
                                                                 ------           ------         ---------
                                                                    (Thousands, Except Per Share Data)
BASIC EPS:
Net Loss Applicable to Common Stock                             $(7,096)          46,410          $(0.15)

Effect of Dilutive Securities:
$4.60 and $4.36 Convertible Preferred Stock,
  Assuming Conversion on April 1, 1999                                2               27

Stock-Based Compensation Plans                                        -               22
                                                                -------          -------

DILUTED EPS:
Net Loss Applicable to Common Stock
  Plus Assumed Conversions                                      $(7,094)          46,459          $(0.15)
                                                                ========          ======          =======

                         WASHINGTON GAS LIGHT COMPANY
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (continued)

                                                             For the Three Months Ended
                                                                  June  30, 1998
                                                      -----------------------------------------
                                                                                      Per Share
                                                      Income           Shares          Amount
                                                      ------           ------         ---------
                                                          (Thousands, Except Per Share Data)
BASIC EPS:
Net Loss Applicable to Common Stock                   $(7,354)         43,677          $(0.17)

Effect of Dilutive Securities:
$4.60 and $4.36 Convertible Preferred Stock,
  Assuming Conversion on April 1, 1998                      2              26
                                                      -------          ------

DILUTED EPS:
Net Loss Applicable to Common Stock
  Plus Assumed Conversions                            $(7,352)         43,703          $(0.17)
                                                      ========         ======          =======


                                                             For the Nine Months Ended
                                                                   June 30, 1999
                                                     -----------------------------------------
                                                                                     Per Share
                                                      Income           Shares          Amount
                                                     -------           ------        ---------
                                                         (Thousands, Except Per Share Data)
BASIC EPS:
Net Income Applicable to Common Stock                $81,997           45,837           $1.79

Effect of Dilutive Securities:
$4.60 and $4.36 Convertible Preferred Stock,
  Assuming Conversion on October 1, 1998                   8               27

Stock-Based Compensation Plans                             -                7
                                                      ------           ------

DILUTED EPS:
Net Income Applicable to Common Stock
  Plus Assumed Conversions                           $82,005           45,871           $1.79
                                                     =======           ======           =====

                         WASHINGTON GAS LIGHT COMPANY
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (continued)

                                                                         For the Nine Months Ended
                                                                               June 30, 1998
                                                                 -----------------------------------------
                                                                                                 Per Share
                                                                 Income           Shares          Amount
                                                                 ------           ------         ---------
                                                                    (Thousands, Except Per Share Data)
BASIC EPS:
Net Income Applicable to Common Stock                            $83,832          43,658            $1.92

Effect of Dilutive Securities:
$4.60 and $4.36 Convertible Preferred Stock,
  Assuming Conversion on October 1, 1997                               9              27
                                                                 -------          ------

DILUTED EPS:
Net Income Applicable to Common Stock
  Plus Assumed Conversions                                       $83,841          43,685            $1.92
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

10. In November 1998, Shenandoah Gas Company (Shenandoah), a wholly owned subsidiary of the Company, entered into an agreement to sell its natural gas utility assets located in West Virginia. During the quarter ended December 31, 1998, the Company recorded a non-recurring $3.3 million pre-tax loss ($2.1 million after-tax or $0.05 per average common share) related to this agreement to reflect the anticipated loss at settlement. Ownership of the assets was transferred to the purchaser effective July 1, 1999.

     The purchaser will provide natural gas service to Shenandoah's former 3,600 customers in Martinsburg and surrounding areas in Berkeley County, West Virginia. Shenandoah will provide natural gas transportation service through its pipeline system in Virginia to the purchaser to assure continued natural gas service in the Eastern Panhandle of West Virginia. Shenandoah will continue to provide natural gas utility service to its nearly 11,000 customers in the northern Shenandoah Valley of Virginia.

     In fiscal year 1998, Shenandoah's natural gas therm deliveries in West Virginia represented less than two percent of the Company's consolidated natural gas therm deliveries and less than one percent of associated consolidated revenues. Shenandoah's West Virginia operations contributed approximately $200,000 (0.3%) to the Company's fiscal year 1998 net income applicable to common stock.

                          WASHINGTON GAS LIGHT COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)

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

     On March 31, 1999, the Company granted 99,465 nonqualified stock options and 45,702 performance shares under the 1999 Plan. The stock options vest three years after the date of the grant and expire on the tenth anniversary of the grant date. Since the stock options were granted at the fair market value of the Company's stock on the grant date, no compensation expense will be recognized.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 vs. JUNE 30, 1998

Earnings

      For the quarter ended June 30, 1999, the Company recorded a seasonal net loss applicable to common stock of $7.1 million, which was $0.3 million less than the results for the same period last year. Basic and diluted loss per average common share in the current quarter was $0.15. This compares to a loss of $0.17 per basic and diluted share for the same period last year. Last year's results included a non-recurring gain of $1.6 million or $0.04 per average common share as a result of the disposal of the Company's retail propane assets. Accordingly, the adjusted comparison of the loss per average common share relates $0.21 in the third fiscal quarter of 1998 to $0.15 in the third fiscal quarter of 1999, an improvement of $0.06 per average common share. Average common shares increased by 6.3% from the prior year, due to the public offering of 2.3 million shares of common stock in November 1998 (See Note 9 to the Consolidated Financial Statements) and common shares issued under the Dividend Reinvestment and Common Stock Purchase Plan and the Employee Savings Plans. The improvement in recurring earnings of $1.9 million primarily resulted from higher net revenues caused by a 5.0% increase in firm therms delivered and increased net income from energy-related operations. An increase in depreciation and amortization partially offset these improvements.

                          WASHINGTON GAS LIGHT COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)

Net Revenues

      Net revenues for the period increased by $2.3 million (3.2%) from the same period last year to $74.9 million. The following table compares certain operating statistics for the quarters ended June 30, 1999 and 1998.

                                                                                             Three Months Ended
                                                                                    ---------------------------------
                                                                                      JUNE 30,               June 30,
                                                                                       1999                    1998
                                                                                    ----------               -------
GAS SALES AND DELIVERIES  (thousands of therms)

    Firm
       Gas Sold and Delivered                                                           97,818                113,118
       Gas Delivered for Others                                                         44,425                 22,302
                                                                                      --------               --------
                                                                                       142,243                135,420
                                                                                       -------                -------
    Interruptible
       Gas Sold and Delivered                                                            9,189                  9,984
       Gas Delivered for Others                                                         54,618                 49,069
                                                                                      --------               --------
                                                                                        63,807                 59,053
                                                                                      --------               --------
    Electric Generation
       Gas Delivered for Others                                                         38,506                 22,532
                                                                                      --------               --------
           Total Deliveries                                                            244,556                217,005
                                                                                       =======                =======

DEGREE DAYS
       Actual                                                                              285                    279
       Normal                                                                              311                    310

CUSTOMER METERS  (end of period)                                                       846,866                819,062


     Gas Delivered to Firm Customers-

          The level of gas delivered to firm customers is highly sensitive to the variability of weather since a large portion of the Company's deliveries of natural gas is used for space heating. The Company's rates are based on normal weather. The Company has no weather normalization tariff provision in any of its jurisdictions. However, the Company has declining block rates in two of its three major jurisdictions that reduce the impact on net revenues of deviations in weather from normal. Weather for the three months ended June 30, 1999 was 8.4% warmer than normal while weather for the same period last year was 10.0% warmer than normal.

                          WASHINGTON GAS LIGHT COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)

              Firm therm deliveries increased by 6.8 million therms (5.0%) in the current quarter, primarily due to weather that was 2.2% colder than the same quarter last year and the effect of a 3.4% increase in the number of customer meters.

              Historically, the Company has not made a profit or incurred a loss as a result of selling the natural gas commodity. Subject to regulatory prudence reviews, the Company has passed on the costs of the commodity directly to its customers. Under Customer Choice Programs in all of the Company's jurisdictions, certain firm customers are offered the opportunity to purchase their natural gas from the Company as well as from a third-party supplier, such as unregulated marketers and unregulated subsidiaries of other utility companies. The Company continues to serve these customers by delivering gas through its distribution system, which results in the Company earning a regulated return on this service.

              Net revenues generated from firm customers that do not acquire their gas supply from the Company are equivalent on a per unit basis to those earned on sales of gas made by the Company. Therefore, the Company does not experience any loss of margins from customers that choose to purchase their gas from a third-party supplier. In those instances where customers choose to buy their gas from the Company's gas-marketing subsidiary, Washington Gas Energy Services, Inc. (WGES), the Company has an opportunity to earn profits and assumes the risk of incurring losses on the sale of the gas commodity. The results of WGES are included in the caption Other Income-Net in the accompanying Income Statements.

       Gas Delivered to Interruptible Customers-

              Therms delivered to interruptible customers increased by 4.8 million therms (8.1%) in the current quarter. The increase in volumes delivered resulted primarily from the colder weather experienced in the current quarter. The effect on net income of changes in delivered volumes and prices to the interruptible class is minimized by margin-sharing arrangements that are part of the design of the Company's rates. Under these arrangements, the Company returns a majority of the margins earned on interruptible gas sales and deliveries to firm customers after it reaches a gross margin threshold or in exchange for the shifting of a portion of the fixed costs of providing service from the interruptible to the firm class.

       Gas Delivered for Electric Generation-

              The Company has two customers with facilities in Maryland to which it sells and/or delivers gas that is used to generate electricity. Volumes delivered for electric generation in the current quarter increased by 16.0 million therms (70.9%) over the same period last year, primarily due to increased usage by these customers. The Company shares a significant majority of the margins earned on deliveries of gas to these customers with firm customers and, therefore, changes in volumes delivered between periods have an immaterial effect on net revenues and net income.

                          WASHINGTON GAS LIGHT COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)

Other Operating Expenses

       Depreciation and amortization increased by $1.4 million (10.5%) due to the Company's increased investment in plant and equipment to meet customer growth and to upgrade existing facilities and systems. Included in the increase is $381,000 of amortization due to the completion of a portion of the Company's new enterprise-wide software that became operational on April 1, 1999. The remainder of this system became operational in July 1999. Amortization of the related capitalized costs began in July 1999.

       General taxes declined by $725,000 (5.2%) primarily due to a decrease in gross receipts taxes caused by a decline in the tax rate in the District of Columbia and lower revenues compared to last year. The Company records the amounts collected from customers in revenue and in general tax expense, and, therefore there is generally no effect on net income.

       Income taxes, including amounts reflected in Other Income - Net, increased by $593,000, primarily due to a lower pre-tax loss generated this quarter.

Other Income - Net

       The following table compares the financial results for the Company's energy-related operations for the three months ended June 30, 1999 and 1998.

               Net Income (Loss) Applicable to Energy-Related Operations

                                                                                       Three Months Ended
                                                                                 --------------------------------
                                                                                   JUNE 30,              June 30,
                                                                                     1999                  1998
                                                                                 ---------              --------
                                                                                           (Thousands)
    Energy Marketing                                                             $   1,261             $    694
    Commercial Energy Services                                                         244                  (87)
    Consumer Financing                                                                 157                  157
                                                                                 ---------             --------
    Total                                                                        $   1,662             $    764
                                                                                 =========             ========

       Other Income-Net declined by $1.3 million (47.0%) primarily due to a $1.6 million gain on the sale of the Company's retail propane assets recorded in the same period in the prior year, partially offset by higher earnings generated from energy-related operations in the current period.

       The Company's energy marketing subsidiary, WGES, showed an improvement of $0.6 million over the level of the prior year as volumes sold increased by 18%. Margins per therm also improved, in part due to favorable market conditions. Results for the Company's commercial heating, ventilating and air-conditioning business shows an improvement of $0.3 million over the same period last year and includes earnings generated from the American Combustion Industries, Inc. (ACI) subsidiary acquired in March 1998.

                          WASHINGTON GAS LIGHT COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)

Interest Expense

       Total interest expense decreased by $415,000 (4.6%) from the same period last year, reflecting the following changes:

Composition of the Changes in Interest Expense:

                                                                                      Increase/(Decrease)
                                                                                      -------------------
                                                                                          (Thousands)
       Long-Term Debt                                                                        $  (265)
       Short-Term Debt                                                                             8
       Other                                                                                    (158)
                                                                                             -------
            Total                                                                            $  (415)
                                                                                             =======

       Long-Term Debt - The decrease in interest on long-term debt of $265,000 was primarily due to a $6.2 million decline in the average amount of long-term debt outstanding and a decline of 0.06 percentage points in the weighted-average cost of such debt.

       Short-Term Debt - The increase in interest on short-term debt of $8,000 was due to a $0.7 million rise in the average amount of short-term debt outstanding, partially offset by a decrease of 0.48 percentage points in the weighted-average cost of such debt.

       Other - Other interest expense decreased by $158,000 in the current quarter primarily reflecting an increase in the accrual for allowance for funds used during construction primarily associated with the installation of enterprise-wide software.

NINE MONTHS ENDED JUNE 30, 1999 vs JUNE 30, 1998

Earnings

     For the nine months ended June 30, 1999, basic and diluted earnings per average common share were $1.79, representing a decline of $0.13 from the same period last year. Average common shares increased by 5.0% resulting from the previously mentioned common stock offering in the first quarter and common shares issued under the Dividend Reinvestment and Common Stock Purchase Plan
(DRP) and the Employee Savings Plans. The additional shares of common stock outstanding in the current nine-month period reduced earnings per average common share by $0.09.

     Net income applicable to common stock totaled $82.0 million, or $1.8 million lower than the results for the same period last year. The level for the current nine-month period includes a $2.1 million non-recurring net loss from the disposal of the Company's natural gas utility assets located in West Virginia (See Note 10 to the Consolidated Financial Statements), which results in a recurring amount of $84.1 million. In the nine months ended June 30, 1998, the Company recorded non-recurring net gains of $3.2 million associated with the sale of the Company's retail propane assets and certain venture capital investments. The recurring level of net income applicable to common stock for the nine months ended June 30, 1998 is $80.6 million. Accordingly, on a recurring basis for the nine-month period, net income applicable to common stock improved from 1998 to 1999 by $3.5 million. This improvement in recurring earnings primarily resulted from

                          WASHINGTON GAS LIGHT COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)

higher net revenues caused by a 1.4% increase in firm therms delivered and increased net income from energy-related operations. An increase in operation and maintenance expenses in the current period due to technology initiatives partially offset these improvements.

Net Revenues

      Net revenues for the current period increased by $2.2 million (0.5%) from the same period last year to $410.5 million. Weather for the nine months ended June 30, 1999 was 0.7% warmer than the same period ended in the prior year and 5.1% warmer than normal. Weather for the same period last year was 4.9% warmer than normal. Despite the warmer weather experienced this year, a 3.4% increase in customer meters more than offset the weather's impact and caused a 1.4% increase in firm therms delivered. The following table compares certain operating statistics for the nine months ended June 30, 1999 and 1998.

                                                                                             Nine Months Ended
                                                                                  ----------------------------------
                                                                                    JUNE 30,                 June 30,
                                                                                      1999                     1998
                                                                                  --------------           ---------
GAS SALES AND DELIVERIES  (thousands of therms)

    Firm
       Gas Sold and Delivered                                                          830,832                887,537
       Gas Delivered for Others                                                        166,736                 96,613
                                                                                     ---------              ---------
                                                                                       997,568                984,150
                                                                                     ---------              ---------
    Interruptible
       Gas Sold and Delivered                                                           43,899                 66,018
       Gas Delivered for Others                                                        225,392                198,542
                                                                                     ---------              ---------
                                                                                       269,291                264,560
                                                                                     ---------              ---------
    Electric Generation
       Gas Delivered for Others                                                         68,249                 50,502
                                                                                     ---------              ---------
           Total Deliveries                                                          1,335,108              1,299,212
                                                                                     =========              =========

DEGREE DAYS
       Actual                                                                            3,630                  3,656
       Normal                                                                            3,825                  3,843

CUSTOMER METERS  (end of period)                                                       846,866                819,062

                          WASHINGTON GAS LIGHT COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)

       Gas Delivered to Firm Customers-

              Firm therm deliveries increased by 13.4 million therms (1.4%) in the current period, primarily due to the effect of a 3.4% increase in the number of customer meters which offset 0.7% warmer weather experienced during the current year.

       Gas Delivered to Interruptible Customers-

              Therms delivered to interruptible customers increased by 4.7 million therms (1.8%) in the current nine-month period. The increase in volumes delivered resulted primarily from the colder weather in the third quarter of this year. As previously described in this report, the effect on net income of changes in gas deliveries to interruptible customers is minimal due to margin-sharing arrangements in each of the Company's jurisdictions.

       Gas Delivered for Electric Generation-

              Volumes delivered for electric generation in the current nine-month period increased by 17.7 million therms (35.1%) over the same period last year, primarily due to increased usage by these customers during the second and third quarters of fiscal year 1999. Margins earned on such deliveries are being shared with firm customers as described previously in this report.

Other Operating Expenses

       Operation and maintenance expenses increased by $4.3 million (2.8%) from the same period last year. This increase is primarily attributable to: (1) the previously mentioned non-recurring loss ($3.3 million pre-tax) related to the sale of Shenandoah's natural gas utility assets located in West Virginia; (2) higher costs associated with technology initiatives; and (3) increased advertising costs. Partially offsetting these increases are decreased uncollectible accounts expenses reflecting lower revenues due to a drop in the cost of gas this year, and lower labor costs.

       Depreciation and amortization increased by $3.3 million (8.0%) primarily due to the Company's increased investment in plant and equipment to meet customer growth and to upgrade existing facilities and systems. Also included in the increase is $381,000 of amortization related to the previously mentioned completion of a portion of the Company's new enterprise-wide software.

       General taxes declined by $6.1 million (10.5%) primarily due to a decrease in gross receipts taxes, reflecting lower revenues caused by a drop in the cost of gas this year and a rate reduction in the District of Columbia. The Company records the amounts collected from customers in revenue and general tax expense, and, therefore there is generally no effect on net income. The decrease in gross receipts taxes was partially offset by higher property taxes.

       Income taxes, including amounts reflected in Other Income - Net, increased slightly from the same period last year. The effective income tax rates were 37.26% and 36.42% for 1999 and 1998, respectively.

                          WASHINGTON GAS LIGHT COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)

Other Income - Net

       The decrease of $2.1 million in Other Income-Net is primarily explained by $3.2 million in after-tax, non-recurring gains from the sale of the Company's retail propane assets and certain venture fund investments recorded in the same period last year and higher miscellaneous general expenses. Higher earnings generated from energy-related operations partially offset the effect of these items.

The following table compares the financial results for the Company's energy-related operations for the nine months ended June 30, 1999 and 1998.

            Net Income (Loss) Applicable to Energy-Related Operations

                                                                                          Nine Months Ended
                                                                                  -------------------------------
                                                                                   JUNE 30,              June 30,
                                                                                     1999                  1998
                                                                                  -----------            --------
                                                                                            (Thousands)
    Energy Marketing                                                                  $ 1,909          $     275
    Commercial Energy Services                                                            748                (47)
    Consumer Financing                                                                    784                609
                                                                                      -------          ---------
    Total                                                                             $ 3,441          $     837
                                                                                      =======          =========

       Energy Marketing-

                The Company's gas marketing subsidiary, WGES, continues to gain market share both inside and outside the Company's traditional service territory. Higher earnings generated this year include the effect of customer growth as volumes sold increased by 37%. Margins per therm also improved, in part due to favorable market conditions. Partially offsetting the effects of this strong growth is relatively significant customer acquisition costs recorded during the current period in achieving this effort. WGES intends to grow its customer base aggressively and it will incur relatively significant customer acquisition costs in this effort.

       Commercial Energy Services-

                Positive financial results generated from the Company's subsidiary, ACI, which was purchased in March 1998, was the primary reason for increased profits in the current nine-month period.

       Consumer Financing-

                Consumer financing, which includes the financing of gas appliances and certain other equipment for residential and small commercial customers, continues to show positive results.

Interest Expense

       Total interest expense for the nine months ended June 30, 1999 decreased $417,000 (1.5%) from the same period last year, reflecting the following changes:

                          WASHINGTON GAS LIGHT COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)

Composition of the Changes in Interest Expense:

                                                                                      Increase/(Decrease)
                                                                                      -------------------
                                                                                          (Thousands)
       Long-Term Debt                                                                       $    981
       Short-Term Debt                                                                          (738)
       Other                                                                                    (660)
                                                                                            ---------
             Total                                                                          $   (417)
                                                                                            =========

       Long-Term Debt - The increase in interest on long-term debt of $981,000 was primarily due to a $33.0 million rise in the average amount of long-term debt outstanding, partially offset by a decline of 0.16 percentage points in the weighted-average cost of such debt. The embedded cost of long-term debt at June 30, 1999 was 6.8%.

       Short-Term Debt - The decrease in interest on short-term debt of $738,000 was due to a $13.3 million decline in the average amount of short-term debt outstanding and a decrease of 0.45 percentage points in the weighted-average cost of such debt.

       Other - Other interest expense decreased by $660,000 in the current period primarily reflecting an increase in the accrual for allowance for funds used during construction primarily associated with the installation of enterprise-wide software.

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

       At June 30, 1999, the Company had notes payable outstanding of $3.6 million, as compared to $124.9 million at September 30, 1998. The decrease in notes payable from September 30, 1998 reflects the seasonality of the Company's cash requirements.

                          WASHINGTON GAS LIGHT COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)

LONG-TERM CASH REQUIREMENTS AND RELATED FINANCING

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

CASH FLOW

From Operating Activities

       Net cash provided by operating activities was $232.6 million during the first nine months of fiscal year 1999 or an improvement of $50.2 million from the same period last year. The improvement was brought about by: (1) lower funds used to support accounts receivable and accrued utility revenues reflecting decreased gas costs and lower off-system sales; and (2) increased sources of cash provided by accounts payable resulting from timing of payments related to gas purchases. Partially offsetting these improvements were higher funds used to support storage gas balances due to a greater level of gas volumes in storage.

From Financing Activities

       As more fully described in Note 9 to the Consolidated Financial Statements, the Company in the first quarter of this year raised $55.7 million through the sale of 2.3 million shares of common stock. Additionally, during the nine months ended June 30, 1999, the Company raised $8.1 million from shares issued through the Dividend Reinvestment and Common Stock Purchase Plan (DRP) and the Employee Savings Plans. Effective August 1, 1999 shares issued under the DRP and Employee Savings Plans are being purchased on the open market instead of being issued as new shares.

       During the nine months ended June 30, 1999, the Company issued $28.3 million of long-term debt. Included in long-term debt issuances were $25 million of Medium-Term Notes (MTNs) with a coupon rate of 5.49% along with project financing of approximately $2.9 million. The Company retired $15.2 million of MTNs with coupon rates ranging from 7.08% to 7.97% and $4.0 million of 8-5/8% Series First Mortgage Bonds.

From Investing Activities

       Capital expenditures for the first nine months of fiscal year 1999 were $112.7 million on a budget of $141.9 million for fiscal year 1999. Capital expenditures in the first nine months of fiscal year 1998 were $110.6 million. Actual capital expenditures for fiscal year 1999 are expected to be $150 million.

Sales of Accounts Receivable

       During the nine months ended June 30, 1999, the Company sold, with recourse, $21.3 million of non-utility accounts receivable, compared to $21.1 million in the nine months ended June 30, 1998.

                          WASHINGTON GAS LIGHT COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)

OTHER FACTORS AFFECTING THE COMPANY

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

Business-Application Systems

       In March 1997, the Company completed its assessment of all its business-application systems. It is resolving Year 2000 issues through remediation of 18 systems to recognize the turn of the century and the replacement of 21 systems with new systems that provide additional business management information and recognize four-digit years. The Company has completed modifications to all 18 of the business applications targeted for remediation. Thus, the applications targeted for remediation have been remediated, tested and placed back into a Year 2000 operational environment.

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

       The Company installed an enterprise-wide software system that replaced 19 business application systems, including its financial, human resources and supply chain systems. Two other systems will be replaced with systems not included in the enterprise-wide software initiative. These 21 business applications represent approximately one-half of the business application software code requiring remediation or replacement. The Company has completed the replacement of all critical and important business applications to be replaced.

       During the fourth quarter of fiscal year 1998, the Company completed a comprehensive, prioritized inventory of end-user applications (i.e., PC-based databases) and is implementing project plans to replace or remediate these applications, as necessary. It expects to complete replacement or remediation, and testing of critical and important end-user applications by the end of September 1999.

Embedded Systems

         The Company has performed a comprehensive inventory of its embedded systems at the component level. This inventory identified several hundred components that were potentially date sensitive. The Company has contacted all manufacturers of those components that it has identified as critical or important to its operations. Approximately three percent of the date-sensitive components that the Company has identified are non-compliant based on information provided by the manufacturers. All critical and important components have been remediated, tested and placed back into production.

Vendor and Supplier Relationships

       The Company is contacting in writing or through face-to-face discussions all vendors and suppliers of products and services that it considers critical or important to its operation. These contacts include providers of interstate transportation capacity and storage, natural gas suppliers, financial institutions and electric, telecommunications and water companies. The Company has evaluated responses and continues the process of following up with the vendors and suppliers either through meetings or by letter. The Company will consider new business relationships with alternate providers of products and services as necessary and to the extent alternatives are available. The Company recognizes there are no practical alternatives for external infrastructure such as electric, telecommunications and water services, suppliers of natural gas and

                          WASHINGTON GAS LIGHT COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)

providers of interstate transportation capacity and storage to deliver natural gas to the Company's distribution system. However, based upon the Company's communications with these suppliers, the Company has no reason to believe these providers will not be ready to provide service at the turn of the century and beyond.

Customer Communications

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

       In addition, the Company is communicating its Year 2000 efforts to customers through individual, community and association presentations, through responses to written inquiries, through brochures explaining our program, which were mailed to customers, and through its website.

Year 2000 Risks and Business Continuity Planning

       With respect to its internal operations, over which the Company has direct control, the Company believes the most significant potential risks are:
(1) its ability to use electronic devices to control and operate its distribution system; (2) its ability to render timely bills to its customers;
(3) its ability to enforce tariffs and contracts applicable to interruptible customers; and (4) its ability to maintain continuous operation of its computer systems. The Company's Year 2000 program addresses each of these risks, and the remediation or replacement of these systems is nearly complete. In the event that any Year 2000-related problems may occur, the Company's continuity plan will outline alternatives to mitigate the impact of such failures, to the extent possible.

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

       To verify and validate the Company's remediation efforts of its business applications, the consultants are reviewing all remediated business applications to determine that the code was remediated correctly. The consultants are reviewing the compliance statements received from the manufacturers of the critical and important embedded system components and where possible are developing strategies and testing procedures to verify the compliance statements. The Company has independently tested more than 99% of those critical and important embedded systems that it has determined it can meaningfully test.

Financial Implications

       To implement its Year 2000 strategies, the Company currently expects to have generated non-recurring expenses of approximately $12 million over the three fiscal-year periods ending September 30, 1999 for (1) business-application systems remediation; (2) embedded systems replacement; (3) end-user applications remediation and replacement; (4) independent verification and validation; and
(5) certain costs associated with the replacement of certain existing business systems. The Company will capitalize costs of approximately $46 million incurred to replace certain existing business-application software systems with new systems that will be Year 2000 operational and provide additional business management information and to implement the business continuity initiatives identified by the Company.

                          WASHINGTON GAS LIGHT COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)

       The following tables reflect the amounts charged to expense and capitalized for the fiscal years ending September 30, 1997 and 1998 and fiscal year 1999 through June 30, 1999:

----------------------------------------------------------------------------------------------------
Business-application systems remediation, embedded systems replacement, end-user applications remediation and replacement, independent verification and validation costs and business continuity initiatives
----------------------------------------------------------------------------------------------------
(millions)                    1999                  1998                  1997           Total
----------------------------------------------------------------------------------------------------
Expense                        $ 2                  $ 1                   $ 1             $ 4
----------------------------------------------------------------------------------------------------
Capital                        $ -                  $ 1                   $ -             $ 1
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
Business-application software systems replacement
----------------------------------------------------------------------------------------------------
(millions)                    1999                  1998                  1997           Total
----------------------------------------------------------------------------------------------------
Expense                        $ 3                  $ 4                   $ -             $ 7
----------------------------------------------------------------------------------------------------
Capital                        $20                  $19                   $ -             $39
----------------------------------------------------------------------------------------------------

       To date the Company has incurred $11 million or approximately 92% of the estimated costs the Company expects to expense for its Year 2000 strategies for the three fiscal-year periods ending September 30, 1999. Additionally, the Company has capitalized $40 million or approximately 87% of the estimated costs to replace certain existing business-application software systems and embedded systems, and to implement business continuity initiatives during the same three fiscal-year periods. As the Company completes further analysis of the impact of the Year 2000 issue on its continuity planning, it may incur additional costs as a result of its efforts.

       Each of the components of the Company's Year 2000 program is progressing, and the Company believes it is taking all reasonable steps necessary to be able to operate successfully through and beyond the turn of the century.

SALE OF REAL ESTATE

         In July 1999, the Company's unregulated subsidiary, Brandywood Estates, Inc. (Brandywood) sold approximately 1,000 acres of undeveloped land in Prince George's County, Maryland. As a result of this transaction, the Company will recognize a non-recurring pre-tax gain of approximately $3 million ($2 million after-tax or $0.04 per average common share) in the fourth quarter of fiscal year 1999.

Item 3.

Quantitative and Qualitative Disclosures About Market Risks of the Company

       The Company has interest rate risk exposure related to long-term debt. Additionally, the Company's subsidiary, Washington Gas Energy Services, Inc.
(WGES) has price risk exposure related to gas-marketing activities. For information regarding the Company's exposure related to these risks see Item 7A in the Company's most recently filed Form 10-K. The Company's risk associated with interest rates has not changed from September 30, 1998. At June 30, 1999, WGES' open position was not material to the Company's financial position or results of operations.

                           PART II. OTHER INFORMATION

Item 5.

Other Information

A. On May 27, 1999, the Company filed a registration statement with the Securities and Exchange Commission (SEC) for the issuance and sale of up to a total of $144 million in additional unsecured Medium-Term Notes, Series E. It was declared by the SEC to be effective on June 17, 1999. To the extent the notes are sold, the Company expects to use the net proceeds from the sale of these securities for three primary purposes: (1) the refunding of maturing long-term debt and satisfaction of sinking fund requirements; (2) the refunding of higher-coupon long-term debt as market conditions permit; and (3) for general corporate purposes, including capital expenditures, acquisition of property, working capital requirements and retirement of short-term debt. Combined with the $81 million in previously registered notes that the company is carrying forward, the shelf registration allows the Company to issue up to $225 million over approximately two years.

B. On June 18, 1999, Moody's Investor Service (Moody's) upgraded the Company's unsecured Medium-Term Notes (MTNs) to Aa2 from Aa3 and its preferred stock to "aa2" from "aa3". In addition, Moody's confirmed the Company's Prime-1 commercial paper rating.

C. Many in the energy industry, including the Company, believe that the increasingly deregulated and more competitive energy industry will continue to lead to industry consolidation, combination, disaggregation and other strategic alliances and restructuring as energy companies seek to offer a broader range of energy services to compete more effectively in attracting and retaining customers. For example, affiliations with other operating utilities could potentially result in economies and synergies, and combinations could provide a means to offer customers a more complete range of energy services. Others are discontinuing operations in certain portions of the energy industry or divesting portions of their business and facilities. The Company, from time to time, performs studies, and in some cases holds discussions regarding utility and energy-related investments and transactions. The ultimate impact on the Company of any such investments and transactions that may occur cannot be determined at this time.

D. On May 17, 1999, the Company filed an application for an Incentive Rate Plan with the Maryland Public Service Commission. The application requested that the Company's rates be frozen at current levels for five years from the date of approval. In addition to the rate freeze, the plan proposes an asymmetrical sharing mechanism for revenues when the Company's earnings on its Maryland business exceeds a 12% return on equity (ROE), with the ratepayers receiving 50% and the Company retaining 50% of the excess. The plan provides for a change in the 12% benchmark return on equity when the twelve-month average of the 30-year Treasuries moves by more than 100 basis points in either direction. The plan also allows for adjustments to rates due to circumstances beyond the Company's control such as changes in tax laws, legislative mandates, Financial Accounting Standards Board or Securities and Exchange Commission accounting modifications or new or increased regulatory requirements. The plan provides the Company with the opportunity to adjust rates, subject to Commission review and refund, should its Maryland weather-adjusted ROE drop below 8.5%. Finally, the plan maintains the gas cost mechanisms that provide for the recovery of actual costs of gas from firm customers. A decision is not expected before the fiscal year 2000 heating season.

Item 6.

Exhibits and Reports on Form 8-K

(a)  Exhibits Filed Herewith:

                          DESCRIPTION                             PAGE IN 10-Q
-----------------------------------------------------------------------------------
10         Material Contracts                                   See separate volume

10.1       Employment Agreement  between the                            "
                 Company and James H. DeGraffenreidt,
                 Jr.*

10.2       Employment Agreement between the                             "
                 Company and Joseph M. Schepis*

10.3       Employment Agreement between the
                 Company and Frederic M. Kline*                         "

10.4       Employment Agreement between the
                 Company and John K. Keane, Jr.*                        "

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

                           PART II. OTHER INFORMATION

                                   (continued)

(b) Reports on Form 8-K:

         On June 28, 1999, the Company reported that on June 23, 1999, it executed a Distribution Agreement with Salomon Smith Barney Inc., Banc One Capital Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Paine Webber Incorporated and The Williams Capital Group, L.P. for the issuance and sale of up to $225 million of Medium-Term Notes.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                WASHINGTON GAS LIGHT COMPANY
                                          --------------------------------------
                                                       (Registrant)

Date          August 12, 1999             /s/      Robert E. Tuoriniemi
    --------------------------------      --------------------------------------
                                                        Controller
                                               (Principal Accounting Officer)