Form 10-K405
period 1999-09-30
WASHINGTON GAS LIGHT CO
filed 1999-12-17
CIK 104819

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-K

(Mark One)

   [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        September 30, 1999
                          --------------------------------------------

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

                          WASHINGTON GAS LIGHT COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     District of Columbia and Virginia                           53-0162882
------------------------------------------          ---------------------------
        (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                       Identification No.)

1100 H Street, N. W., Washington, D. C.                        20080
------------------------------------------          ---------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code         (703) 750-4440
                                                    ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
     Title of each class                                 which registered
-------------------------------                     ---------------------------
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


Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days, Yes  X   No
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

                 $ 1,279,774,219           October 29, 1999
                 -------------------      -------------------
                   Market Value                   Date

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock $1.00 par value           46,463,552             November 30, 1999
----------------------------       -----------------        -------------------
          Class                    Number of Shares                  Date


                      DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the following documents if incorporated by reference and the Part of the Form 10-K:

PART   I - Annual Report to Shareholders for the fiscal year ended September
           30, 1999.

PART  II - Annual Report to Shareholders for the fiscal year ended September
           30, 1999 (Pages 16 through 51).

PART III - Proxy Statement for the Annual Meeting of Shareholders to be held at 10:00 a.m., March 3, 2000, at the Kellogg Conference Center at Gallaudet University in Washington, D.C.

PART  IV - Form S-7 Registration Statement number 2-53658, filed May 12,
           1975, and Amendment No. 2 thereof, filed June 24, 1975.

                               TABLE OF CONTENTS

PART I                                                                                                      PAGE
------                                                                                                      ----
  Item 1.  Business
             Subsidiaries.................................................................................     3
             Industry Segments............................................................................     5
             Rate Regulation, Retail Gas Rates and Rate Increases.........................................     6
             Competition..................................................................................    10
             Gas Supply and Capacity......................................................................    15
             Environmental Matters........................................................................    17
             Year 2000....................................................................................    18
             Other........................................................................................    22

  Item 2.  Properties.....................................................................................    22

  Item 3.  Legal Proceedings..............................................................................    23

  Item 4.  Submission of Matters to a Vote of Security Holders............................................    23

  Executive Officers of the Registrant....................................................................    24

PART II
-------

  Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters..........................................................................    26

  Item 6.  Selected Financial Data........................................................................    26

  Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................................................    26

  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.....................................    26

  Item 8.  Financial Statements and Supplementary Data....................................................    27

  Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure..........................................................    27

PART III
--------

  Item 10. Directors and Executive Officers of the Registrant.............................................    28

  Item 11. Executive Compensation.........................................................................    28

  Item 12. Security Ownership of Certain Beneficial Owners
               and Management.............................................................................    28

  Item 13. Certain Relationships and Related Transactions.................................................    28

PART IV
-------

  Item 14. Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K................................................................................    29

  Report of Independent Public Accountants on Schedule....................................................    35

  Signatures  ............................................................................................    37

                           FORWARD-LOOKING STATEMENTS

      Certain matters discussed in this report, excluding historical information, include forward-looking statements. Certain words, such as, but not limited to, "estimates," "expects," "anticipates," "intends," "plans," "believes," and variations of these words, identify forward-looking statements that involve uncertainties and risks.

      These statements are necessarily based upon various assumptions with respect to the future, including: 1) economic, competitive, political and regulatory conditions and developments; 2) capital and energy commodity market conditions; 3) changes in relevant laws and regulations, including tax, environmental and employment laws and regulations; 4) weather conditions; 5) legislative, regulatory, and judicial mandates and decisions; 6) timing and success of business and product development efforts; 7) technological improvements; 8) the pace of deregulation efforts and the availability of other competitive alternatives; 9) estimates of future costs or the effect on future operations as a result of events that could result from the Year 2000 issue described herein; and 10) other uncertainties. Accordingly, while it believes that the assumptions are reasonable, the Company cannot ensure that all expectations and objectives will be realized. All forward-looking statements made in this report rely upon the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

                                     PART I

ITEM  1. BUSINESS

      Washington Gas Light Company (Washington Gas or the Company) is a public utility that delivers and sells natural gas to customers in Washington, D.C. and adjoining areas in Maryland and Virginia. Washington Gas is the parent company of a regulated distribution subsidiary, Shenandoah Gas Company (Shenandoah), which provides distribution services to customers in portions of Virginia and transportation services to an unaffiliated utility in West Virginia. The Company has been engaged in the gas distribution business for 151 years, having been originally incorporated by an Act of Congress in 1848. It became a domestic corporation of the Commonwealth of Virginia in 1953 and a corporation of the District of Columbia in 1957. During the fiscal years ending September 30, 1999, 1998 and 1997, the regulated utility segment produced revenues of $972 million, $1,041 million and $1,056 million, respectively, or 87%, 91% and 96%, respectively, of the Company's total operating revenues.

      The population of the area served by the Company is estimated to be 4.5 million. As of September 30, 1999, the Company and its distribution subsidiary served 846,381 customer meters. A listing of meters served and therms delivered as of and for the twelve months ended September 30, 1999, respectively, by jurisdiction is shown in the table below. A therm of gas contains 100,000 British Thermal Units of heat, the heat content of approximately 100 cubic feet of natural gas.

                                                        Therms Delivered
          Jurisdiction             Meters Served           (Millions)
          ------------             -------------        ----------------
      District of Columbia            142,979                   317
      Maryland                        353,524                   707
      Virginia                        349,878                   492
      West Virginia                      -                       21
                                      -------                 -----
        Total                         846,381                 1,537
                                      =======                 =====

         Of the 1,537 million therms delivered in fiscal year 1999, 61% was sold and delivered by the Company and its distribution subsidiary and 39% was delivered to various customers that acquired their gas from other suppliers. Of the total therms delivered by the Company and its distribution subsidiary, 71% went to firm customers and 29% went to interruptible customers. Interruptible customers must be capable of using an alternate fuel as a substitute for natural gas when the Company determines their service must be interrupted to accommodate firm customers' needs during periods of peak demand.

         Therms delivered by the parent company amounted to 96% of the total consolidated deliveries in fiscal year 1999. For a discussion of therm sales and deliveries in West Virginia, refer to the caption titled "Shenandoah Gas Company" in the "Subsidiaries" section below.

                                  SUBSIDIARIES

         The Company has four wholly owned active subsidiaries and a 50% interest in a limited liability company. These subsidiaries are described below.

SHENANDOAH GAS COMPANY

         Shenandoah Gas Company (Shenandoah) is currently engaged in the delivery and sale of natural gas at retail in the northern Shenandoah Valley of Virginia, including the City of Winchester and Towns of Middletown, Strasburg, Stephens City, Berryville, Mount Jackson, Woodstock and New Market. Prior to July 1, 1999, Shenandoah also served the Eastern Panhandle of West Virginia, including the City of Martinsburg. Effective July 1, 1999, Shenandoah sold substantially all of its natural gas utility assets located in West Virginia. The purchaser is serving Shenandoah's former 3,800 natural gas customers in the City of Martinsburg and in Berkeley County, West Virginia. To ensure continued natural gas service in the Eastern Panhandle of West Virginia, Shenandoah provides natural gas transportation service to the purchaser at the border of Virginia and West Virginia. Shenandoah continues to provide natural gas utility service to its nearly 11,000 customers in the northern Shenandoah Valley of Virginia.

         During fiscal years 1999 and 1998, Shenandoah's natural gas therm deliveries in West Virginia represented less than 2% of the Company's consolidated natural gas therm deliveries and less than 1% of associated consolidated revenues. Shenandoah's West Virginia operations did not contribute a material amount to the Company's net income in either 1999 or 1998.

         On September 29, 1999, the Company's Board of Directors authorized a merger of Shenandoah into Washington Gas to form a single corporation for the regulated distribution of natural gas. An application was filed on October 5, 1999 with the State Corporation Commission of Virginia (SCC of VA) to begin the merger process.

HAMPSHIRE GAS COMPANY

         Hampshire Gas Company (Hampshire) operates an underground gas storage field in the vicinity of Augusta, West Virginia on behalf of the Company under a cost of service tariff regulated by the Federal Energy Regulatory Commission
(FERC).

CRAB RUN GAS COMPANY

         Crab Run Gas Company (Crab Run) is an exploration and production subsidiary whose assets are being managed by an Oklahoma-based limited partnership. At September 30, 1999, Crab Run's investment in this partnership was not material. The Company expects that any additional investments in the partnership will be minimal.

WASHINGTON GAS RESOURCES CORP.

         Washington Gas Resources Corp. (WGR) is a wholly owned subsidiary of the parent company under which the Company's unregulated subsidiaries, except Crab Run and Primary Investors, LLC, are organized. WGR's subsidiaries, which are described below, are Washington Gas Consumer Services, Inc., American Combustion Industries, Inc. and Washington Gas Energy Services, Inc. (WGEServices). WGEServices also has subsidiaries, as described further below.

         In March 1998, WGR acquired a 100% interest in American Combustion, Inc. and American Combustion Industries, Inc. The Company purchased these companies with $3.0 million in cash and the issuance of a $2.0 million promissory note, which is being repaid in monthly installments over two years ending March 2000. On March 30, 1999, American Combustion, Inc. was merged into American Combustion Industries, Inc. (ACI). ACI offers commercial customers products and services associated with the design, renovation, sale, installation and service of mechanical heating, ventilating and air conditioning (HVAC) systems.

         WGEServices is primarily engaged in the sale of natural gas in competition with unregulated gas marketers and unregulated subsidiaries of other utility companies. WGEServices serves nearly 65,000 residential, commercial and industrial customers at September 30, 1999, both inside and outside the Company's traditional service territory. WGEServices is preparing to sell electricity to customers who participate in electric choice programs that will soon be implemented in the areas currently serviced by the Company. WGEServices has three subsidiaries, as described immediately below.

         Washington Gas Energy Systems, Inc. (WGESystems), provides commercial energy services, including the design and renovation of mechanical HVAC systems. Its business is very similar to that of ACI.

         Brandywood Estates, Inc. (Brandywood) is a general partner, along with a major developer, in a venture designed to develop 1,600 acres in Prince George's County, Maryland for sale or lease. This acreage was contributed to the Brandywood Development Limited Partnership by Brandywood in 1992. In March 1996, the partnership submitted to Prince George's County a rezoning application for 790 acres of its property. The mixed-use development plan proposed approximately 1,600 homes, 100,000 square feet of retail space and 105,000 square feet of office space. In 1999, the rezoning application was remanded to a zoning hearing examiner for additional review. No date has been set for a final decision on this application and any action on it is not imminent. Separately, in July 1999, Brandywood sold separate parcels of undeveloped land, totaling 1,000 acres, in Prince George's County, Maryland. The financial effect of this sale is discussed in Note 2 to the Consolidated Financial Statements, which is incorporated by reference into this report.

         Advanced Marketing Concepts, Inc. previously provided services primarily in the area of energy-related home improvements. This subsidiary is currently inactive.

         Washington Gas Consumer Services, Inc. (WGCS) offers a program under which it can earn fees for matching customers with finance companies.

PRIMARY INVESTORS, LLC

         In August 1999, the Company and Thayer Capital Partners (Thayer) formed Primary Investors, LLC, a limited liability company (Primary Investors). Primary Investors, through its wholly owned subsidiary, Primary Service Group, LLC (PSG), will focus on investment opportunities in after-market products and services in the HVAC industry. PSG will sell, install, repair and maintain HVAC equipment in the residential and light commercial markets. Initially, PSG is entering this business by acquiring and expanding companies that currently provide HVAC-oriented products and services in the District of Columbia, and parts of Maryland and Virginia.

         The Company and Thayer each owns 50% of Primary Investors and an equal number of representatives from the Company and Thayer serve on Primary Investors' Board of Directors. As a co-investor, the Company has initially committed to invest up to $25 million of equity capital in Primary Investors. The Company invested $7.5 million in Primary Investors through September 30, 1999.

                               INDUSTRY SEGMENTS

         The operation of the Company and its subsidiaries is divided into four segments: 1) regulated utility; 2) energy marketing; 3) HVAC; and 4) customer financing. The overwhelming majority of consolidated assets are devoted to, and revenues are derived from, the regulated utility and the energy marketing segments. However, it is the plan of the Company to increase the significance of the other segments.

         Regulated Utility--The parent company, Washington Gas, and Shenandoah, deliver natural gas to all retail customers in their service territories in accordance with tariffs established by the state regulatory commissions that have jurisdiction over their rates. Hampshire operates its storage facilities on behalf of the parent company under an FERC-regulated tariff. These tariffs allow the regulated utility segment the opportunity to earn a fair rate of return on its invested capital and to recover the costs of providing service. Over 95% of the assets of the consolidated entity are committed to the regulated utility segment. During the fiscal years ending September 30, 1999, 1998 and 1997, the regulated utility segment produced revenues of $972 million, $1,041 million and $1,056 million, respectively, or 87%, 91% and 96%, respectively, of the Company's total operating revenues.

         Energy Marketing--A wholly owned subsidiary, WGEServices, competes with unregulated marketers by selling the natural gas commodity directly to residential, commercial and industrial customers, both inside and outside of the regulated utility's traditional service territory. WGEServices is preparing to sell electricity to customers who participate in electric choice programs that will soon be implemented in the areas currently serviced by the Company.

         HVAC--Through two wholly owned subsidiaries, WGESystems and ACI, and as a partner in newly formed Primary Investors, the Company offers residential and commercial customers a variety of products and services associated with the design, renovation, sale, installation, and service of mechanical HVAC systems.

         Customer Financing--The parent company offers financing for customers to purchase natural gas appliances and certain energy-related equipment.

         Note 12 to the Consolidated Financial Statements, which is incorporated by reference into this report, provides financial information about each of these reported industry segments for the 1997, 1998 and 1999 fiscal years.

              RATE REGULATION, RETAIL GAS RATES AND RATE INCREASES

RATE REGULATION

         The Company is regulated by the Public Service Commission of the District of Columbia (PSC of DC), the Public Service Commission of Maryland (PSC of MD) and the SCC of VA. The SCC of VA currently regulates Shenandoah. The FERC regulates Hampshire.

         The PSC of DC consists of three full-time members who are appointed by the Mayor and confirmed by the District of Columbia City Council. The term of each commissioner is four years. There are no limitations on the number of terms that can be served. There is no statutory suspension period related to rate requests.

         The PSC of MD consists of five full-time members who are appointed by the Governor and confirmed by the Senate of Maryland. Each commissioner is appointed to a five-year term, with no limit on the number of terms that can be served. The Company is required to give 30 days' notice when filing for a rate increase. The PSC of MD may initially suspend the proposed increase for 150 days beyond the 30-day notice period and then has the option to extend the suspension for an additional 30 days. If action has not been taken after 210 days, rates may be placed into effect subject to refund.

         The SCC of VA consists of three full-time members who are elected by the General Assembly of Virginia. A commissioner's term is for six years with no limitation on the number of terms that can be served. There are two methods that may be used to request a modification of existing rates. The Company may file a general rate application through an adjudicated process. The rates under this process may take effect 150 days after the filing. In addition to the adjudicated process, an Expedited Rate Case (ERC) procedure is available which provides that rate increases may take effect 30 days after the filing date. Under the ERC mechanism, the Company may not propose any changes in accounting policies and the allowed rate of return on common equity cannot be modified from the rate established in the last fully adjudicated case. Before new rates become final, both types of rate increases are subject to refund.

RETAIL GAS RATES

Unbundling Initiatives

         Currently, for the majority of its business, the price the Company charges its customers is based on the combination of the cost it incurs for the natural gas commodity delivered to the entry point of the Company's distribution system and the cost it incurs to deliver natural gas from this entry point to the customers' premises. Although the Company continues to generate the majority of its revenues from the sale and delivery of natural gas on this combined or "bundled" basis, state regulatory and Company initiatives are seeking to separate or unbundle the sale of the natural gas commodity from the delivery of gas on the Company's distribution system (delivery service). Margins generated from delivering customer-owned gas are equivalent to those earned on bundled gas service. Therefore, the Company does not experience any loss of margins from customers that choose to purchase their gas from a third-party supplier.

         In all of the Company's major jurisdictions, nearly all of its interruptible customers and certain firm customers have the option of purchasing their gas from third-party suppliers, including the Company's gas marketing subsidiary, WGEServices. The Company continues to charge these customers for delivering gas through its distribution system. The status of the unbundling programs in the Company's major jurisdictions as of September 30, 1999 are discussed further in the section of this report titled "Competition."

         As of September 30, 1999, WGEServices provided third-party supplier gas to interruptible customers in all of the Company's major jurisdictions and to various firm customers in the District of Columbia and Maryland. WGEServices retains the full amount of margins generated on sales of the natural gas commodity.

Regulated Service to Firm Customers

         In the District of Columbia jurisdiction, the firm residential and non-residential rate schedules are based upon a flat commodity charge for each therm of gas consumed and a customer charge designed to recover certain fixed costs. In addition to this two-part rate design, a peak-usage charge is in place for non-residential firm customers. This charge was established to send accurate price signals as to the cost of gas to customers during both peak and non-peak periods. In the Maryland and Virginia jurisdictions, the rate schedules for firm service are comprised of a fixed-charge per customer and declining block commodity rates. Neither the Company nor its distribution subsidiary, Shenandoah, have weather-normalization mechanisms designed into their rate structures.

         The current firm tariff provisions in all of the major jurisdictions of the Company, including Shenandoah, contain gas cost recovery mechanisms that provide for the recovery of the invoice cost of gas applicable to firm customers. Under these mechanisms, the Company periodically adjusts its rates to firm customers to reflect increases and decreases in the invoice cost of gas. Moreover, regulators in each of the major jurisdictions in which the Company, including Shenandoah, operate provide for an annual reconciliation of gas costs collected from firm customers to the invoice cost of gas applicable to firm customers.

Regulated Service to Interruptible Customers

         To receive service as an interruptible customer, the Company requires these customers to be capable of using an alternate fuel as a substitute for natural gas when the Company determines their service must be interrupted in order to accommodate firm customers' needs during periods of peak demand. The effect on net income of changes in delivered volumes and prices to the interruptible class is minimized by margin-sharing arrangements that are part of the design of the Company's rates. Under these arrangements, the Company returns a majority of the margins earned on interruptible gas sales and deliveries to firm customers after a gross margin threshold is reached or in exchange for the shift of a portion of the fixed costs of providing service from the interruptible to the firm class. In Maryland, the Company retains 100% of the gross margins associated with sales and deliveries to interruptible customers until the Company has recovered its investment and capital costs associated therewith. This arrangement has been in effect in Maryland for interruptible customers added since August 1989.

RATE INCREASES IN THE COMPANY'S MAJOR JURISDICTIONS

         The Company has not had an increase in its base rates that are charged to customers in its major jurisdictions since 1994. Details on the most recent rate increases in each of these jurisdictions are provided below.

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

         On August 1, 1994, the PSC of DC issued an order approving a Stipulation and Agreement signed by a majority of the parties to a rate case filed in January 1994, providing for a $6.4 million annual increase in revenues, or 3.4%, effective August 1, 1994. The agreement did not specify a rate of return. The agreement provided for an increase in the curtailment charge to interruptible customers during periods of interruption and established the previously discussed peak-usage charge for non-residential firm customers.

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

         On October 18, 1994, the PSC of MD issued an order approving an unopposed Stipulation and Agreement, signed by a majority of the parties to a rate case filed in June 1994. The Stipulation and Agreement, designed to collect an additional $7.4 million, or 2.4%, annually went into effect on December 1, 1994.

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

         Note 10 to the Consolidated Financial Statements, which is incorporated by reference into this report, includes a discussion of the conclusion reached in a proceeding in the Company's Virginia jurisdiction related to the Virginia jurisdictional portion of regulatory assets.

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

         Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference into this report, provides a summary of major rate applications and results of the parent company.

INCENTIVE RATE PLAN PROPOSAL

         On May 17, 1999, the Company filed an application for an Incentive Rate Plan with the PSC of MD. The application requested that the Company's rates be frozen at current levels for five years from the date of approval. In addition to the rate freeze, the plan proposes a sharing mechanism when the Company's earnings on its Maryland business exceeds a 12% return on equity
(ROE), with the customers receiving 50% and the Company retaining 50% of the excess.

         The proposal provides for a change in the 12% benchmark return on equity when the twelve-month average of 30-year U.S. Treasury bonds moves by more than 100 basis points in either direction. The proposal also allows for adjustments to rates due to circumstances beyond the Company's control, such as changes in tax laws, legislative mandates, Financial Accounting Standards Board or Securities and Exchange Commission accounting modifications or regulatory changes. The proposal provides the Company with the opportunity to adjust rates, subject to PSC of MD review and refund, should its Maryland weather-normalized

ROE drop below 8.5%. Finally, the proposal maintains the gas cost mechanisms that provide for the recovery of actual costs of gas from firm customers.

         The Company believes that if the PSC of MD approves the proposal, Maryland customers would receive significant protection from the risk of inflationary increases for five years. The Company would also have an additional incentive to increase its operational efficiency and reduce costs in order to earn a greater return for its shareholders.

         Under this proposal, the Company has an opportunity to increase its earnings beyond its current 11.50% allowed return on equity. However, this incentive proposal presents certain risks for the Company since the impact and the risk of cost increases would almost completely be borne by the Company. The Company believes that the incentive rate plan it has proposed and the efficiencies it can derive represent an appropriate balance of the interests of its customers and its shareholders.

         Settlement discussions are currently underway among PSC of MD staff, intervenor groups and the Company. If successful, the results of these settlement discussions will be presented to the PSC of MD for its approval. However, if a settlement is reached among the parties, a decision is not expected by the PSC of MD that would have an impact on the fiscal year 2000 heating season.

                                  COMPETITION

COMPETITION WITH OTHER ENERGY PRODUCTS

         In its regulated utility business, the Company faces competition based on customers' preferences for natural gas compared to other energy products and the comparative prices of those products. Currently, the most significant product competition occurs between natural gas and electricity in the residential market. The residential market represents a substantial proportion of the Company's net income. In its service territory, the Company continues to attract the majority of the new residential construction market. The Company believes that consumers' continuing preference for natural gas allows it to maintain a strong presence.

         Currently, the Company generally maintains a price advantage over electricity in its service area. However, as discussed further below, restructuring in both the natural gas and electric industries is leading to changes in traditional pricing models. As part of the electric industry restructuring effort, certain business segments are moving toward market-based pricing, with third-party providers of electricity participating in retail markets. Electric restructuring may result in lower comparative pricing for electric service and other alternative energy sources, including natural gas. These changes will result in increased competition for the Company.

         In the interruptible market, customers must be capable of using a fuel other than natural gas when demand by the Company's firm customers peaks. Fuel oil is the most significant competing energy alternative to natural gas. The Company's success in this market depends largely on the relationship between gas and oil prices. Because the natural gas marketplace is primarily domestic, the relationship between supply and demand generally has the greatest impact on natural gas prices. Because a large portion of oil comes from foreign sources, political events can have significant influences on oil prices.

DEREGULATION

         In 1978, the Natural Gas Policy Act was enacted. That act gradually replaced regulated wellhead prices with natural gas prices that are market driven. Since 1978, regulators and legislators have instituted an increasing number of changes aimed at encouraging competition in the utility industry, whenever it is economically beneficial to consumers.

         Historically, and for most current customers of the regulated utility, the Company provides a "bundled" service that includes two primary functions:
1) the core utility, or delivery, function, which involves delivering the gas and providing customers with services, such as meter reading, bill preparation and responding to customer telephone inquiries; and 2) the merchant function, which involves supplying the natural gas commodity.

         As regulatory reforms continue, the merchant and the delivery functions are now becoming increasingly separated or "unbundled" from one another at the regulated utility level. Deregulation initiatives to date have been directed at the merchant function.

         Customer choice pilot programs are underway in each of the Company's jurisdictions that give customers the opportunity to select an unregulated supplier from whom to purchase their natural gas commodity on a competitive basis. At the present time, customers may also choose to continue to purchase their natural gas commodity from the regulated utility. The transition toward competitive sales of the natural gas commodity provides the Company with significant opportunities to expand its operations and further improve its profitability in this competitive market. However, participating in this rapidly evolving marketplace also poses new risks and challenges that must be addressed in the Company's current and future strategies. The following sections discuss strategies the Company is undertaking to address these changes proactively and to minimize its risk exposure in the years ahead.

The Gas Delivery Function

         The gas delivery function, the Company's core business, continues to be regulated by local regulatory commissions. In developing this core business, the Company has invested over $2 billion to construct a safe, reliable and economical gas distribution system.

         Because of the high cost, safety and environmental considerations associated with building and operating a duplicate distribution system, the Company believes there will continue to be only one owner and operator of the natural gas distribution system in its franchise areas for the foreseeable future. In addition, the Company believes that the bypass of its facilities by other potential delivery service providers is unlikely to become a significant threat, primarily because of the nature of its customer base and the distance of most customers from interstate pipelines.

         The Company expects that local regulatory commissions will continue functioning as surrogates for competition by setting the prices and the terms and conditions for delivery service. Further, the Company believes that local regulatory commissions will continue to allow it the opportunity to earn a fair rate of return on the capital invested in its distribution system and to recover reasonable operating expenses. The Company plans to continue constructing, operating and maintaining its natural gas distribution system.

         The Company believes there will not be any change in the near future of the risk profile of the regulated utility. The sale of the gas commodity by the utility has historically been a cost that is simply passed through to customers. Therefore, the extent to which the regulated utility no longer sells the natural gas commodity, because unregulated marketers are selling it, will not affect the profitability of the regulated utility.

The Merchant Function and Natural Gas Unbundling

         Historically, the Company purchased natural gas for its customers from producers, and entered into contracts with interstate pipeline companies to have the gas delivered to its distribution system.

         In 1995, Washington Gas became one of the first companies in the nation to implement a customer choice pilot program for the purchase of natural gas on an unregulated basis. This change in the historical model gave participants the opportunity to select a supplier from whom they could purchase the natural gas commodity. The Company introduced its first pilot program in Maryland that year and subsequently established similar pilot programs in Virginia and the District of Columbia. One of the purposes of the programs was to test customers' acceptance and reaction to choice. Therefore, the participation in these programs has been voluntary and the number of participants has been limited by program design.

         While participation in the Company's programs varies by jurisdiction, customers have begun to elect their gas commodity supplier. Out of the more than 300,000 customers eligible to participate in these programs on December 1, 1999, over 130,000 customers have already elected to purchase the natural gas commodity from an unregulated third-party supplier, such as WGEServices. The following table provides the status of natural gas unbundling in the Company's major jurisdictions at December 1, 1999. The number and percentage of customers reflected in this table include all customers who chose to purchase natural gas from a third-party marketer, such as WGEServices.

                                                           Eligible Customers
                                                       -------------------------
Jurisdiction          Customer Class                    Total    % Participating
------------      --------------------------           -------   ---------------
Maryland          Residential                          100,000          70%
                  Commercial                            25,000          43%
                  Industrial (>60,000 therms)              298         100%

Virginia          Residential                           64,000          52%
                  Commercial                             5,657         100%
                  Industrial                               230          90%

District of
  Columbia        Residential                          130,000           8%
                  Small Commercial
                     (<40,000 therms)                   13,000          18%
                  Large Commercial
                     (>40,000 therms)                      488          26%
                  Interruptible                            268          22%

         In the years ahead, the Company expects that these pilot programs will be expanded gradually to include all natural gas customers. Ultimately, the Company expects the regulated utility will play a much smaller role in the merchant function and may eventually exit the merchant function as customers buy natural gas from unregulated marketers. During this transition period, the Company will continue to have certain obligations under long-term contracts to purchase natural gas from producers and transportation capacity from interstate pipeline companies. Accordingly, the Company's strategy focuses on recovering contractual costs and maximizing the value of contractual assets. Note 10 to the Consolidated Financial Statements, which is incorporated by reference into this report, includes a description of the Company's obligations under natural gas contracts.

         Currently, the regulated utility includes the cost of the natural gas commodity and pipeline services in the purchased gas costs that are included in firm customers' rates, subject to regulatory review. The Company's jurisdictional tariffs contain gas cost mechanisms that provide for the recovery of the actual invoice cost of gas applicable to firm customers. The Company believes it prudently entered into its gas contracts and that the costs being incurred should be recoverable from customers. If future unbundling or other initiatives remove the current gas cost recovery provisions, the Company could suffer adverse impacts to the extent its gas costs are not competitive and there are no other satisfactory regulatory mechanisms available to recover any costs that may exceed market prices.

         The Company currently has recovery mechanisms for such potentially stranded costs in Maryland and the District of Columbia. In an interim ruling addressing the Company's request for specific treatment of potential stranded costs, the SCC of VA deferred consideration of the recovery of any substantiated stranded costs to a future base rate proceeding. In the event that a regulatory body disallows the recovery of such costs, they would be borne by shareholders.

         To minimize its exposure to long-term fixed cost contracting risk during the transition period, the Company is not currently renewing expiring long-term gas commodity and pipeline transportation and storage contracts. As these contracts expire, the Company is entering into flexible short-term purchasing arrangements when gas demand justifies additional resources. By utilizing this strategy, the Company is mitigating its exposure to long-term commitments, while continuing to ensure reliable and competitively priced gas for its customers that continue to buy the natural gas commodity from the regulated utility.

         To maximize the value of its contractual assets, the Company has entered into contracts with unregulated marketers that make use of the Company's firm storage and transportation rights to meet the Company's city-gate delivery needs and to make off-system sales when such storage and transportation rights are underutilized. The Company continues to pay the fixed charges associated with the firm storage and transportation contracts used to make sales.

         As local distribution companies' role in the merchant function decreases over time, opportunities emerge for unregulated natural gas providers. In the deregulated marketplace, third-party suppliers have profit-making opportunities, but also assume the risk of loss.

         Recognizing the opportunity to improve its profitability, the Company established WGEServices, an unregulated gas marketing subsidiary, in 1997. To date, WGEServices has attracted customer choice participants both inside and outside the Company's traditional service area. Since it was established, WGEServices has grown its unregulated customer base to include nearly 65,000 residential, commercial, industrial and governmental customers. Gross revenues in 1999 were $103.9 million and net income was $1.6 million. The Company believes that the customer choice programs will continue to expand, as well as WGEServices' participation in these programs.

         The regulatory process buffers utilities somewhat from certain types of risks. These protections do not, however, apply to unregulated marketers such as WGEServices. Thus, while WGEServices has a significant potential for continued growth, it must carefully manage the associated risks in order to be successful.

         WGEServices must compete with other third-party suppliers in order to sell the natural gas commodity to customers. The prices WGEServices charges for the natural gas commodity must be competitive with those charged not only by other third-party suppliers, but also with those charged by the parent company, Washington Gas, as part of its continued bundled service. WGEServices must also spend considerable resources to attract new customers and retain its existing customers. Consequently, operating margins for WGEServices tend to be low.

         In addition, WGEServices faces supply-side risks. To minimize its supply-side risks, WGEServices has a strategy to manage its natural gas contract portfolio in a manner that closely aligns the volumes of gas it purchases with firm commitments from customers to purchase this gas. WGEServices purchases its gas from a number of wholesale suppliers in order to avoid relying on any single provider for its natural gas supply. Similarly, WGEServices' dependency on any one customer or group of customers is limited.

Electric Unbundling

         Customer choice programs are not unique to the natural gas industry. Choice for electric customers has been legislated or is being considered in each jurisdiction in which the Company operates. These programs allow customers to select their electric supplier as soon as July 2000, with phase-in periods through 2004.

         As local regulatory commissions move forward on electric deregulation initiatives, the Company plans to take advantage of the new opportunities provided by deregulation by further diversifying its products and services.

         WGEServices is preparing to sell electricity to customers in the electric customer choice programs that will soon be implemented in the areas it currently serves. It intends to serve the same diversified customer base that it services in its unregulated gas marketing business.

Potential for Further Unbundling

         Currently, the parent company provides customer services, such as preparing bills, reading meters and responding to customer inquiries, as part of the regulated utility function. Unregulated third-party marketers have the option to assume responsibility for bill preparation and customer collections. In addition to billing and collecting from customers for the natural gas commodity, third-party marketers' bills may include natural gas delivery charges due the regulated utility, which are subsequently remitted to Washington Gas.

         Although the Company still provides most services on a bundled basis, the potential exists for future deregulation initiatives to separate these services from the core utility function. In that case, customers could choose to have unregulated competitors provide these services.

         The Company continues to improve quality and efficiencies and to reduce the cost of performing these functions with a goal of achieving market level performance in order to be competitive. As the functions become unbundled, the Company will continue to review its role in that marketplace.

                            GAS SUPPLY AND CAPACITY

         The Company and its regulated distribution subsidiary, Shenandoah, arrange to have natural gas delivered to the entry points of their distribution systems (city gates) using the delivery capacity of interstate pipelines companies. The Company acquires natural gas delivery and storage capacity on a system-wide basis because of the integrated nature of the service agreements between the pipelines and the Company's consolidated distribution operations. The Company's supply and capacity plan is based on the requirements of the system and takes into account estimated load growth by type of customer, as well as customer attrition, conservation, and movement of customers from bundled to unbundled service.

         Pursuant to FERC Order No. 636, the pipeline companies are required to provide transportation and storage services to gas shippers, such as the Company, including Shenandoah, that are comparable to the services the Company received prior to the implementation of the order. At September 30, 1999, the Company had service agreements with four pipeline companies that serve the Company directly and three upstream pipelines that provide for firm transportation and storage services. These contracts have expiration dates ranging from 2001 to 2016.

         The Company is responsible for acquiring sufficient gas supplies to meet customer requirements, as well as the appropriate pipeline capacity to ensure delivery to the Company's distribution system. The Company's contracting activities take into account the continuing trend toward unbundling the sale of the gas commodity from the delivery of the commodity to the customer, by entering into flexible short-term agreements for supply and capacity levels that will allow it to remain competitive. The Company has adopted a diversified portfolio approach designed to satisfy the supply and deliverability requirements of its customers. The Company uses multiple supply sources, dependable transportation and storage arrangements and its own substantial storage and peaking capabilities to meet its customers' demands.

         The Company has 11 long-term natural gas supply contracts with various producers or marketers that expire between fiscal years 2001 and 2003. Under these contracts, the Company can purchase up to 99.6 million dekatherms of natural gas per year. The Company acquires the balance of its supplies at market prices under shorter-term contracts.

         As reflected in the first table below, there were six sources of delivery through which the Company received natural gas at its city gates to satisfy the sendout requirements in pipeline year 1999 (November 1, 1998 through October 31, 1999) and from which supplies can be received in pipeline year 2000 (November 1, 1999 through October 31, 2000). Firm transportation denotes gas transported directly to the entry point of the Company's distribution system in volumes agreed upon by the Company and the applicable pipeline. Transportation storage denotes volumes stored by a pipeline for withdrawal during the heating season. Peak load requirements are met by: 1) underground natural gas storage at the Hampshire Gas Company storage field in Hampshire County, West Virginia; 2) the local production of natural gas at propane air plants located at Company-owned facilities in Rockville, Maryland and Ravensworth, Virginia; and 3) other storage and peak-shaving arrangements. Unregulated third-party marketers acquire interstate pipeline capacity and the natural gas commodity on behalf of the Company's regulated utility customers. These marketers have natural gas delivered to the entry point of the Company's delivery system on behalf of those utility customers that have decided to acquire the natural gas commodity on an unbundled basis as previously discussed.

         During pipeline year 1999, total sendout on the system was 1,580 million therms, including the sendout of sales and deliveries of natural gas used for electric generation. The sendout for pipeline year 2000 is estimated to be 1,533 million therms (based on normal weather), excluding the sendout for the sales and deliveries of natural gas used for electric generation. The sources of delivery and related volumes that were used to satisfy the requirements of pipeline year 1999 and those projected for pipeline year 2000 are shown in the following table.

                            SOURCES OF DELIVERY FOR
                                 ANNUAL SENDOUT
                              (Millions of Therms)

                                                                             Pipeline Year
                                                                -----------------------------------------
       Sources of Delivery                                       Actual 1999              Projected 2000
       ---------------------------------                         -----------              --------------
       Firm Transportation                                            612                         579
       Transportation Storage                                         337                         292
       Hampshire Storage                                               16                          20
       Company-Owned Propane-Air Plants                                 1                           4
       Other Peak-Shaving Sources                                       4                          21
       Unregulated Third-Party Marketers                              610                         617
                                                                    -----                       -----
                                                                    1,580                       1,533
                                                                    =====                       =====

         The effectiveness of the Company's gas supply program is largely dependent on the sources from which the design day requirement is satisfied. A design day is the maximum anticipated demand on the gas supply system during a 24-hour period assuming a 5 degree Fahrenheit average temperature. The Company assumes that all interruptible customers will be curtailed on the design day. The Company's design day estimate is currently 14.5 million therms. The Company is currently capable of meeting 69% of its design day requirements with storage and peaking capabilities. Emphasizing storage and peaking facilities on the Company's design day reduces the necessity to purchase firm transportation, the most expensive form of capacity from a design day perspective. The following table reflects the sources of delivery that are projected to be used to satisfy the design day sendout estimate for pipeline year 2000.

                       PROJECTED SOURCES OF DELIVERY FOR
                               DESIGN DAY SENDOUT
                              (Millions of Therms)

                                                             Pipeline Year 2000
                                                           ----------------------
          Sources of Delivery                               Therms        Percent
          -------------------------------------             ------        -------
          Firm Transportation                                3.4             23%
          Transportation Storage                             5.0             35
          Company-Owned Propane-Air Plants,
            Hampshire Storage and Other Peaking              4.9             34
          Unregulated Third-Party Marketers                  1.2              8
                                                            ----            ---
                                                            14.5            100%
                                                            ====            ===

         The Company believes the combination of the gas supply it can purchase under short-term and long-term contracts, its peaking supplies, and the capacity on the pipelines required to deliver the purchased supplies is sufficient to satisfy the needs of existing customers and allow for growth in future years. In the event that unregulated third-party marketers are unable to deliver the quantities indicated above, the Company believes it has the ability to enter the interstate market to secure sufficient capacity to make up any such third-party marketer shortfalls. The Company continues to seek opportunities to restructure existing contracts to maximize the competitiveness of its gas supply portfolio.

                             ENVIRONMENTAL MATTERS

         The Company and its subsidiaries are subject to federal, state and local laws and regulations related to environmental matters. These evolving laws and regulations may require expenditures over a long timeframe to control environmental impacts.

         Estimates of liabilities for environmental response costs are difficult to determine with precision because of the factors that can affect their ultimate level. These factors include, but are not limited to: 1) the complexity of the site; 2) changes in environmental laws and regulations at the federal, state and local levels; 3) the number of regulatory agencies or other parties involved; 4) new technology that renders previous technology obsolete or experience with existing technology that proves ineffective; 5) the ultimate selection of technology; 6) the level of remediation required; and 7) variations between the estimated number of years that must be devoted to respond to an environmentally contaminated site as compared to the actual number of years required.

         The Company has identified up to ten sites where the Company, its subsidiaries, or their predecessors may have operated manufactured gas plants
(MGPs). The Company last used any such plant in 1984. In connection with these operations, the Company is aware that certain by-products of the gas manufacturing process are present at or near some former sites and may be present at others.

         At one of the former MGP sites, studies show the presence of coal tar under the site and an adjoining property. The Company's risk assessment study performed on the site shows that there is no unacceptable risk to human health or the environment. The Company has taken steps to control the movement of contaminants into an adjacent river by installing a water treatment system that removes and treats contaminated groundwater at the site. The Company completed a feasibility study of remedial alternatives in fiscal year 1998 and submitted its recommended remedial action plan to the appropriate governmental agencies. Both the U.S. Environmental Protection Agency and the local environmental agency have approved the Company's remediation plan.

         At a second former MGP site, tests identified tar products under the property. However, a risk assessment showed that there was no unacceptable risk to human health or the environment. The Company designed and installed a state-approved treatment and recovery system to recover free tar and continues to recover minimal volumes of tar products from pumping. The Company will continue to pump tar, monitor the site and provide annual activity reports to the state's Department of the Environment.

         At a third former MGP site, initial studies determined that tar products are present under the property, but a risk assessment showed that there was no unacceptable risk to human health or the environment. The Company completed and submitted a remedial investigation/feasibility study to the appropriate state regulatory agency. The Company has yet to receive any response from the state regarding its submission, but continues to monitor the site.

         At a fourth former MGP site and on an adjacent parcel of land, the Company has applied for the state voluntary closure program, which will require some additional study to determine ultimate resolution.

         At a fifth former MGP site, a treatment system for contaminated groundwater has been operating for nine years. The Company believes, at this time, that no additional action other than water treatment will be necessary.

         At a sixth former MGP site, a local government has notified the Company about the detection of a substance in an adjacent river that may be related to this site. This same local government owned and operated the MGP for the majority of the life of the plant. The local government sold the MGP to a company, which was subsequently merged into Washington Gas. Washington Gas retired the MGP many years ago. In addition, the Company is aware that the local government has had communications about this condition with federal environmental authorities. At this time, the extent and nature of the contamination and the Company's related obligation, if any, to perform remediation cannot be determined. The Company hopes to have discussions with the local government and may participate in studies to assess the extent and nature of contamination as well as the need for remediation.

         Through September 30, 1999, the Company had paid $11.0 million for environmental response costs. The Company has recorded a liability of $8.7 million on an undiscounted basis at September 30, 1999 related to future environmental response costs. This estimate is primarily composed of the minimum liabilities associated with a range of environmental response costs expected to be incurred at five of the six sites described above. The Company estimates the maximum liability associated with these sites to be approximately $20.3 million at September 30, 1999. The estimates were determined by the Company's environmental experts, based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. Variations within the range of estimated liability result primarily from differences in the number of years that will be required to perform environmental response processes at each site (2 to 25 years) and the extent of remediation that may be required.

         The Company believes, at this time, that no remediation of any of the remaining four sites will be necessary.

         Based on existing knowledge, the Company does not expect that the ultimate impact of these matters will have a materially adverse effect on the level of its capital expenditures, its earnings or its competitive position.

                                   YEAR 2000

         The millennial change to the Year 2000 could affect the Company's software programs and computing infrastructure that use two-digit years to define the applicable year, rather than four-digit years. As such, they may recognize a date using "00" as being the year 1900 rather than the year 2000. This could result in the computer or device shutting down, performing incorrect computations or performing inconsistently.

         In 1996, the Company began a structured program to address Year 2000 issues. It has been implementing individual strategies targeted at the specific nature of Year 2000 issues in each of the following areas: 1) business-application systems including, but not limited to, the Company's customer service, operations and financial systems and end-user applications;
2) embedded systems, including equipment that operates such items as the Company's storage and distribution system, meters, telecommunications, fleet and buildings; 3) vendor and supplier relationships; 4) communications with customers; 5) business continuity management planning; and 6) independent verification and validation.

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

BUSINESS APPLICATION SYSTEMS

         In March 1997, the Company completed its assessment of all its business-application systems. It has resolved Year 2000 issues through remediation of 18 systems to recognize the turn of the century and the replacement of 21 systems with new systems that provide additional business management information and recognize four-digit years. The Company has completed modifications to all 18 of the business applications targeted for remediation. Thus, the applications targeted for remediation have been remediated, tested and placed back into a Year 2000 operational environment.

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

         The Company installed an enterprise-wide software system that replaced 19 business application systems, including its financial, human resources and supply chain systems. Two other systems have been replaced with systems not included in the enterprise-wide software initiative. These 21 business applications represent approximately one-half of the business application software code requiring remediation or replacement. The Company has completed the replacement of all critical and important business applications.

         During the fourth quarter of fiscal year 1998, the Company completed a comprehensive, prioritized inventory of end-user applications (i.e., PC-based databases) and has implemented, replaced or remediated these applications, as necessary. The Company has completed the replacement or remediation and testing of all critical end-user applications.

EMBEDDED SYSTEMS

         The Company has performed a comprehensive inventory of its embedded systems at the component level. This inventory identified several hundred components that were potentially date sensitive. The Company has contacted all manufacturers of those components that it has identified as critical or important to its operations. Approximately 3% of the date-sensitive components that the Company has identified were non-compliant based on information provided by the manufacturers. All critical and important components have been remediated, tested and placed back into production.

VENDOR AND SUPPLIER RELATIONSHIPS

         The Company has contacted in writing or through face-to-face discussions all vendors and suppliers of products and services that it considers critical or important to its operation. These contacts include providers of interstate transportation capacity and storage, natural gas suppliers, financial institutions and electric, telecommunications and water companies. The Company has evaluated responses and continues the process of following up with the vendors and suppliers either through meetings or by letter. The Company recognizes there are no practical alternatives for external infrastructure such as electric, telecommunications and water services, suppliers of natural gas and providers of interstate transportation capacity and storage to deliver natural gas to the Company's distribution system. However, based upon the Company's communications with these suppliers, the Company expects these providers to be ready to provide service at the turn of the century and beyond.

CUSTOMER COMMUNICATIONS

         The Company is communicating with its major interruptible customers to inform them about the potential vulnerability of embedded boiler and plant control systems. Last year the Company informed them that they should assess the need to include potential remediation and/or replacement of these systems as part of their Year 2000 programs to ensure their ability to switch to an alternate fuel source, as required by applicable tariffs and contracts, if called on to do so. In the summer of 1999, the Company informed its interruptible customers that all interruptible sales and interruptible delivery service customers will be required to switch to their alternate fuel sources on the morning of December 31, 1999.

         In addition, the Company is explaining its Year 2000 efforts to customers through individual, community and association presentations; through responses to written inquiries; through brochures explaining its program, which were mailed to customers; and through its website.

YEAR 2000 RISKS AND BUSINESS CONTINUITY PLANNING

         With respect to its internal operations, over which the Company has direct control, the Company believes the most significant potential risks are:
1) its ability to use electronic devices to control and operate its distribution system; 2) its ability to render timely bills to its customers; 3) its ability to enforce tariffs and contracts applicable to interruptible customers; and 4) its ability to maintain continuous operation of its computer systems. The Company's Year 2000 program addresses each of these risks and the remediation or replacement of these systems is essentially complete. In the event that any Year 2000-related problems may occur, the Company's continuity plan will outline alternatives to mitigate the impact of such failures, to the extent possible.

         The Company relies on the suppliers of natural gas and interstate transportation and storage capacity to deliver natural gas to the Company's distribution system. The external infrastructure, including electric, telecommunications and water services, is necessary for the Company's basic operation, as well as the operations of many of its customers. Should any of these critical vendors fail, the impact of any such failure could become a significant challenge to the Company's ability to meet the demands of its customers, to operate its distribution system and to communicate with its customers. It could also have a material adverse financial impact including, but not limited to, lost revenues, increased operating costs and claims from customers related to business interruptions. The Company has no way of ensuring that those vendors or suppliers mentioned above, for which there are no viable options, will be timely Year 2000 compliant.

         As part of its normal business practice, the Company maintains plans to follow during emergency circumstances. These plans are being used as a basis to build the Company's continuity plan for potential Year 2000-related problems. As part of its contingency planning effort, the Company has performed tabletop exercises to validate this plan. The Company will continue performing tabletop exercises and drills, which are expected to continue through the end of calendar year 1999.

         The Company maintains and operates a command center that is activated during emergency circumstances. The Company will manage specific Year 2000 continuity operations from the command center during the millennium change, as well as at other points in time on an as-needed basis. The Company has informed its employees that every employee will be expected to work or be available to work between December 27, 1999, and January 7, 2000, and between February 22, 2000, and March 7, 2000.

         Because of the interconnected nature of potential Year 2000-related problems, the Company recognizes that effective continuity planning must focus on both internal and external operations. Therefore, the Company has been in contact with and will work with federal, state and local governmental agencies, as well as local organizations and other utilities as it completes its planning effort.

         The Company believes that its work will serve to reduce the risk that its internal systems will fail for Year 2000 reasons. However, the continuity plan cannot fully offset interrupted delivery to the Company's distribution system of natural gas by the producers of natural gas and providers of interstate transportation capacity or the impact on operations of failures of electric, telecommunications and water services.

INDEPENDENT VERIFICATION AND VALIDATION

         The Company worked with external consultants to verify and validate the Company's Year 2000 remediation and replacement strategies and results for both business applications and embedded systems.

         To verify and validate the Company's remediation efforts of its business applications, the consultants reviewed all remediated business applications to determine that the code was remediated correctly. The consultants have reviewed the compliance statements received from the manufacturers of the critical and important embedded system components and, where possible, developed strategies and testing procedures to verify the compliance statements. The Company has independently tested all of those critical and important embedded systems that it has determined it can meaningfully test.

FINANCIAL IMPLICATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference into this report, describes the financial implications of the Year 2000 activities of the Company.

                                     OTHER

         The Company is not dependent upon a single customer or a few customers such that the loss of any one or more of such customers would have a significant adverse effect on the Company. Large customers are generally on interruptible rate schedules, and margin-sharing arrangements limit the effects of variations in interruptible customer usage on net income. As shown on page 2, the Company and Shenandoah had 846,381 customer meters at September 30, 1999.

         The Company's utility business is highly seasonal and weather sensitive since the majority of its business is derived from residential and small commercial customers who use natural gas for space heating purposes. In fiscal year 1999, 75% of the therms delivered by the Company, excluding deliveries for electric generation, occurred in the Company's first and second fiscal quarters. All of the Company's utility earnings are generated during these two quarters and the Company historically incurs losses in the third and fourth fiscal quarters. Results of operations can be affected by the timing and level of approved rate increases. The seasonal nature of the Company's business creates large variations in short-term cash requirements, primarily due to fluctuations in the level of customer accounts receivable and storage gas inventory levels. The Company finances these seasonal requirements primarily through the sale of commercial paper and short-term bank loans.

         Note 3 to the Consolidated Financial Statements, which is incorporated by reference into this report, includes a discussion of the Company's short-term borrowings.

         Through the rates charged by the interstate pipelines, the Company contributes to the funding of the Gas Research Institute. The Institute's primary focus is devoted to developing more efficient gas equipment and to increase the long-term supply of gas. The Company also belongs to the Natural Gas Vehicle Coalition and the Institute of Gas Technology. These organizations are involved in developing new applications and technologies for the use of natural gas. The cost of these memberships and the Company's own research and development costs during fiscal years 1999, 1998 and 1997 were not material.

         At September 30, 1999, the Company and its wholly owned subsidiaries had 2,117 employees. This represents a decrease of 52 employees from the level at September 30, 1998. At September 30, 1999, there were 1,931 utility employees, a decline of 69 employees from the level at September 30, 1998.

ITEM  2. PROPERTIES

         The Company and its subsidiaries hold such valid franchises, certificates of convenience and necessity, licenses and permits as are necessary for the maintenance and operation of their respective properties and businesses as now conducted. The Company has no reason to believe that it will be unable to renew any of such franchises as they expire.

         As of September 30, 1999, the Company and its utility subsidiaries had 612 miles of transmission mains and 10,006 miles of distribution mains. The Company has the capacity for storage of approximately 15 million gallons of propane for peak shaving

         The Company owns the land and a 12-story office building (built in 1942) at 1100 H Street, Northwest in Washington, D.C. 20080, where its corporate offices are located. The Company owns the land and a building (built in 1970) at 6801 Industrial Road in Springfield, Virginia 22151, which houses the Company's operating offices and certain administrative functions. The Company has title to land and buildings used as substations for its utility operations.

         The Company owns a 12-acre parcel of land located in Southeast Washington, D.C. The Company operated a manufactured gas plant at this site until 1984. In May 1999, the Company announced its intention to pursue commercial development of this site along with a national developer. Negotiations are underway for the Company to enter a ground lease and obtain a carried interest in the commercial development. No agreement has been reached as of December 15, 1999. The Company will continue negotiations with the developer and pursue the approvals that are necessary for the project to be completed.

         The Company also has peaking facilities consisting of propane air plants in West Springfield, Virginia (Ravensworth Station), and Rockville, Maryland (Rockville Station). Hampshire operates an underground natural gas storage field in Hampshire County, West Virginia. Hampshire accesses the storage field through 12 storage wells that are connected to an 18-mile pipeline gathering system. Hampshire also operates a compressor station for injection of gas into storage. For pipeline year 2000, it is projected that the Hampshire storage facility can supply approximately 2.0 billion cubic feet of natural gas to the parent company's system for meeting seasonal demands.

         The Company's Mortgage dated January 1, 1933 (Mortgage), as supplemented and amended, securing the First Mortgage Bonds (FMBs) issued by the Company, constitutes a direct lien on substantially all property and franchises owned by the Company other than expressly excepted property. At September 30, 1999, there were no FMBs outstanding under the Mortgage.

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


ITEM  3. LEGAL PROCEEDINGS

         None.


ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                Date Elected
       Name, Age and Position with the Company                or Appointed (1)
--------------------------------------------------------     -----------------

         The names, ages and positions of the executive officers of the
Registrant as of the date of this report are listed below along with their business experience during the past five years.
Elizabeth M. Arnold, Age 47
  Vice President (corporate strategy and internal audit)      January 31, 1996
  Treasurer                                                        May 1, 1993

Beverly J. Burke, Age 48
  Vice President and Assistant General Counsel                 October 1, 1998
  Department Head - Office of the General Counsel             January 22, 1997
  Managing Attorney - Litigation                             November 16, 1992

Adrian P. Chapman, Age 42
  Vice President (regulatory affairs and energy
   acquisition)                                                 March 31, 1999
  Department Head, Regulatory Affairs                        December 31, 1996
  Director of Maryland Rates and Regulatory Affairs           February 7, 1994

Richard J. Cook, Age 57
  Vice President (construction and technical support)          October 1, 1996
  Executive Assistant                                          October 1, 1995
  Director - Environment and Safety                          September 1, 1989

James H. DeGraffenreidt, Jr., Age 46
  Chairman of the Board and Chief Executive Officer           December 1, 1998
  President and Chief Executive Officer                        January 1, 1998
  President and Chief Operating Officer                       December 1, 1994
  Senior Vice President - Jurisdictional Divisions
    and Rates and Regulatory Affairs                               May 1, 1993

Richard L. Fisher, Age 52
  Vice President (delivery services)                              June 1, 1996
  Executive Director                                               May 3, 1993

Shelley C. Jennings, Age 51
  Treasurer                                                     March 31, 1999
  Department Head, Customer Accounts                          December 1, 1997
  Area Head, Procurement                                     December 16, 1996
  Director, Accounting Operations                             January 24, 1994

John K. Keane, Jr., Age 61
  Senior Vice President and General Counsel                        May 1, 1993

Frederic M. Kline, Age 48
  Vice President and Chief Financial Officer                    March 31, 1999
  Vice President, Treasurer and Chief Financial Officer        October 1, 1998
  Vice President and Treasurer                                January 31, 1996
  Controller                                                 November 27, 1985

                                                                 Date Elected
        Name, Age and Position with the Company               or Appointed (1)
--------------------------------------------------------    ------------------
Lisa M. Metcalfe, Age 35 (2)
  Vice President and Chief Information Officer                 October 1, 1996

Douglas V. Pope, Age 54
  Secretary                                                      July 25, 1979

Joseph M. Schepis, Age 46
  President and Chief Operating Officer                       December 1, 1998
  Executive Vice President and Chief Operating Officer         January 1, 1998
  Senior Vice President (gas supply, regulatory activities
    and customer services)                                    January 31, 1996
  Senior Vice President and Chief Financial Officer          December 15, 1994
  Vice President - Rates and Regulatory Affairs                    May 1, 1993

Roberta W. Sims, Age 45
  Vice President (corporate relations and communications)     January 31, 1996
  Vice President and General Manager -
    District of Columbia Division                              October 1, 1992

Robert A. Sykes, Age 51
  Vice President (human resources)                           February 21, 1996
  Vice President - Human Resources                             October 1, 1987

Robert E. Tuoriniemi, Age 43 (3)
  Controller                                                   October 1, 1996

James B. White, Age 49
  Vice President (business development)                      February 21, 1996
  Vice President and General Manager - Virginia Division           May 1, 1993


There is no family relationship among the officers. The age of each officer listed is as of the date of filing.

(1) Each of the officers has served continuously since the dates indicated.

(2) Ms. Metcalfe was previously employed by the National Wildlife Federation and served most recently as Vice President of Constituent Systems and Services. In that capacity, she was responsible for the organization's information systems, telecommunications systems, facilities and administrative services.

(3) Mr. Tuoriniemi was previously employed by Central Maine Power Company, an electric utility, and served most recently as Comptroller. In the Comptroller position, Mr. Tuoriniemi's responsibilities included all accounting matters, testifying before regulatory commissions in rate case proceedings, directing tax planning and coordinating financial reporting activities.

                                    PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

      The information captioned "Common Stock Price Range and Dividends Paid" and presented on page 51 of the Company's 1999 Annual Report to Shareholders is included in Exhibit 13 in this report and is incorporated by reference into this Item. Only owners of record are counted as common shareholders.

ITEM  6.  SELECTED FINANCIAL DATA

      Page 16 of the Company's 1999 Annual Report to Shareholders titled "Selected Financial and Operations Data" is included in Exhibit 13 in this report and is incorporated by reference into this Item.

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      Pages 17 through 30 of the Company's 1999 Annual Report to Shareholders are included in Exhibit 13 in this report and are incorporated by reference into this Item.

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK EXPOSURE RELATED TO OTHER FINANCIAL INSTRUMENTS

      At September 30, 1999, the Company had fixed-rate medium-term notes and other long-term debt aggregating $506.1 million in principal amount and having a fair value of $487.9 million. Fair value is defined as the present value of the debt securities' future cash flows discounted at interest rates that reflect market conditions as of September 30, 1999. While these are fixed-rate instruments and, therefore, do not expose the Company to the risk of earnings loss due to changes in market interest rates, they are subject to changes in fair value as market interest rates change. A total of $36.0 million, or approximately 7% of the Company's outstanding medium-term notes have call options that enable the Company to mitigate this market risk through the early redemption of those debt instruments. Likewise, a total of $40 million, or 8% of the Company's medium-term notes have put options that allow the holders of debt to mitigate market risk through the early redemption of those debt instruments.

      Using sensitivity analysis to measure this market risk exposure, the Company estimates that the fair value of its long-term debt would increase by approximately $22 million if interest rates were to decline by 10%. The Company also estimates that the fair value of its long-term debt would decrease by approximately $20 million if interest rates were to increase by 10%. In general, such an increase or decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments in the open market prior to their maturity.

PRICE RISK RELATED TO GAS MARKETING OPERATIONS

      The Company's subsidiary, WGEServices, performs the Company's gas marketing activities. In the course of its business, WGEServices makes fixed-price sales commitments to customers. WGEServices purchases the corresponding physical supplies at fixed prices to lock in margins. WGEServices has exposure to changes in gas prices related to the volumetric differences between the purchase commitments and sales commitments. The risk associated with gas price fluctuations is managed by closely matching purchases from suppliers with sales commitments to customers. At September 30, 1999, WGEServices' open position was not material to the Company's financial position or results of operations.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Pages 31 through 51 of the Company's 1999 Annual Report to Shareholders are included in Exhibit 13 in this report and are incorporated by reference into this Item.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information concerning Directors contained in the Company's definitive Proxy Statement for the March 3, 2000, Annual Meeting of Shareholders, is hereby incorporated herein by reference. Information related to Executive Officers is reflected in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

          The information captioned "Executive Compensation" in the Company's definitive Proxy Statement for the March 3, 2000, Annual Meeting of Shareholders, is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information captioned "Security Ownership of Management" in the Company's definitive Proxy Statement for the March 3, 2000, Annual Meeting of Shareholders, is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Karen Hastie Williams, a Director of the Company, is a partner in the law firm Crowell & Moring. Michael D. Barnes, a Director of the Company, is a partner in the law firm Hogan & Hartson. Both firms performed legal services for the Company during fiscal year 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

(a)1      All Financial Statements                                                            Pages in 1999
                                                                                             Annual Report to
                                                                                               Shareholders
                                                                                               Included in
                                                                                               Exhibit 13
                                                                                            ------------------
          Consolidated Statements of Income - for the years ended
            September 30, 1999, 1998 and 1997..............................................         31
          Consolidated Balance Sheets - as of September 30, 1999 and 1998..................         32
          Consolidated Statements of Cash Flows - for the years ended
            September 30, 1999, 1998 and 1997..............................................         33
          Consolidated Statements of Capitalization - as of September 30,
            1999 and 1998..................................................................         34
          Consolidated Statements of Common Shareholders' Equity -
            1999, 1998 and 1997 ...........................................................         35
          Consolidated Statements of Income Taxes - for the years ended
            September 30, 1999, 1998 and 1997 and as of September 30, 1999
            and 1998.......................................................................         36
          Notes to Consolidated Financial Statements.......................................       37-48
          Report of Independent Public Accountants.........................................         50

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

          Schedule II, on page 36, should be read in conjunction with the financial statements in the 1999 Annual Report to Shareholders. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K (CONTINUED)

                                                                                                        Pages in
Schedule                                       Description                                                10-K
--------       -----------------------------------------------------------------------------------    --------------
 II             Valuation and Qualifying Accounts and Reserves for the
                  years ended September 30, 1999, 1998 and 1997....................................       36

(a)3            Exhibits

                Exhibits Filed Herewith:

   3.           Articles of Incorporation and Bylaws:


                    Bylaws of the Company as amended on                                                   See
                       September 29, 1999.                                                              Separate
                                                                                                         Volume
  10.         Material Contract

                Supplemental Executive Retirement Plan,
                     as amended January 1, 1999.*

  12            Statement re Computation of Ratios -
  12.0               Computation of Ratio of Earnings to Fixed Charges
  12.1               Computation of Ratio of Earnings to Fixed Charges
                     and Preferred Stock Dividends

  13.           Annual Report to Security Holders -
                     1999 Annual Report to Shareholders (except for the information presented on the front and rear covers and Pages
                     1 through 15, which are not deemed to be filed with the Securities and Exchange Commission for the purposes of the Securities Exchange Act of 1934)

  21.           Subsidiaries of the Registrant

  23.           Consents of Experts and Counsel

  27.           Financial Data Schedules
  27.0            Financial Data Schedule--Fiscal Year 1999
  27.1            Restated Financial Data Schedule--Fiscal Year 1998
  27.2            Restated Financial Data Schedule--Fiscal Year 1997

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K (CONTINUED)

          Exhibits Incorporated by Reference:

                              Description

          3. Articles of Incorportation and Bylaws:

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

               1999 Incentive Compensation Plan filed with the definitive proxy statement filed on January 25, 1999.*

               Directors' Stock Compensation Plan, adopted on October 25, 1998, and amended on March 1, 1999 and filed on Form 10-Q for the period ended March 31, 1999.*

               Employment Agreement between the Company and the Chairman of the Board and Chief Executive Officer, dated July 19, 1999, filed on Form 10-Q for the period ended June 30, 1999.*

               Employment Agreements between the Company and Messrs. Schepis, Kline, and Keane, as defined in Item 402(a)(3) of Regulation S-K, filed on Form 10-Q for the period ended June 30, 1999.*

               Employment Agreement between the Company and the Chief Executive Officer, dated May 19, 1997, filed on Form 10-Q for the period ended June 30, 1997.*

               Deferred Compensation Plan for Outside Directors as amended November 26, 1986 filed on Form 10-K for the fiscal year ended December 31, 1986.*

               Retirement Plan for Outside Directors, as amended on December 18, 1996 and filed on Form 10-K for the fiscal year ended September 30, 1997.*

               Long-Term Incentive Compensation Plan, as amended on December 18, 1996 and filed on Form 10-K for the fiscal year ended September 30, 1997.*

               Executive Incentive Compensation Plan, as amended on December 18, 1996 and filed on Form 10-K for the fiscal year ended September 30, 1997.*

                 * Compensatory plan arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K (CONTINUED)

(b)       Reports on Form 8-K:

          The following report was filed on Form 8-K during the fourth fiscal quarter of 1999.

             Date Filed                                Description of Event Reported
          ---------------                         --------------------------------------------
          August 19, 1999                         Announcement of the formation of Primary
                                                  Investors, LLC, a Limited Liability Company.
                                                  Primary Investors, LLC is owned jointly by
                                                  Washington Gas Light Company and Thayer
                                                  Capital Partners.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Shareholders and Board of Directors of Washington Gas Light Company:

     We have audited in accordance with generally accepted auditing standards, the financial statements included in Washington Gas Light Company's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 25, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The
Schedule II - Valuation and Qualifying Accounts and Reserves for the years ended September 30, 1999, 1998 and 1997 - listed in the index on page 36 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This Schedule II has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP



Vienna, VA
October 25, 1999

                  WASHINGTON GAS LIGHT COMPANY & SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997



                                                                   Additions Charged to
                                                                 ---------------------------
                                                    Balance at                                                         Balance
                                                    Beginning     Costs and        Other                                at End
                                                    of Period      Expenses       Accounts        Deductions (c)       of Period
                                                  -------------  ------------   ------------    -----------------    ------------
                       1999
                       ----
Valuation and Qualifying Accounts
   Deducted from Assets in the Balance Sheet:
      Allowance for doubtful accounts            $      9,078    $     8,801    $    2,339 (A)     $     13,592       $     6,626
      Provision for impairment of investments
         and other deferred charges                     4,147            -              -                    -              4,147
Reserves:
      Injuries and Damages                              8,870            222           268 (B)              801             8,559
      Other                                               450            -              -                    -                450


                       1998
                       ----
Valuation and Qualifying Accounts
   Deducted from Assets in the Balance Sheet:
      Allowance for doubtful accounts            $     11,043    $     9,855    $    2,503 (A)     $     14,323       $     9,078
      Provision for impairment of investments
         and other deferred charges                     5,970            -               -                1,823             4,147
Reserves:
      Injuries and Damages                             10,145          2,490           254 (B)            4,019             8,870
      Other                                               900            -               -                  450               450


                       1997
                       ----
Valuation and Qualifying Accounts
   Deducted from Assets in the Balance Sheet:
      Allowance for doubtful accounts            $     11,846    $    11,237    $    1,857 (A)     $     13,897       $    11,043
      Provision for impairment of investments
         and other deferred charges                     6,507            -               -                  537             5,970
Reserves:
      Injuries and Damages                              9,292          2,146           826 (B)            2,119            10,145
      Other                                               900            -               -                  -                 900


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

                                                  WASHINGTON GAS LIGHT COMPANY

                                         /s/   JAMES H. DEGRAFFENREIDT, JR.
                                         -------------------------------------
                                           James H. DeGraffenreidt, Jr.
                                               Chairman of the Board
                                           and Chief Executive Officer

Date: December 15, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                                             Title                           Date
               ---------                                             -----                           ----
/s/     JAMES H. DEGRAFFENREIDT, JR.                          Chairman of the Board                 12/15/99
----------------------------------------                      and Chief Executive                   --------
  (James H. DeGraffenreidt, Jr.)                              Officer

/s/      JOSEPH M. SCHEPIS                                    President and Chief                   12/15/99
----------------------------------------                      Operating Officer and                 --------
        (Joseph M. Schepis)                                   Director

/s/     FREDERIC M. KLINE                                     Vice President and                    12/15/99
----------------------------------------                      Chief Financial Officer               --------
       (Frederic M. Kline)                                    (Principal Financial Officer)

/s/    ROBERT E. TUORINIEMI                                   Controller                            12/15/99
----------------------------------------                      (Principal Accounting Officer)        --------
      (Robert E. Tuoriniemi)

/s/       MICHAEL D. BARNES                                    Director                             12/15/99
----------------------------------------                                                           ---------
       (Michael D. Barnes)

/s/       FRED J. BRINKMAN                                     Director                             12/15/99
----------------------------------------                                                           ---------
        (Fred J. Brinkman)

/s/    DANIEL J. CALLAHAN, III                                 Director                             12/15/99
----------------------------------------                                                           ---------
     (Daniel J. Callahan, III)

/s/       ORLANDO W. DARDEN                                    Director                             12/15/99
----------------------------------------                                                           ---------
        (Orlando W. Darden)

/s/       MELVYN J. ESTRIN                                     Director                             12/15/99
----------------------------------------                                                           ---------
        (Melvyn J. Estrin)

/s/       PHILIP A. ODEEN                                      Director                             12/15/99
----------------------------------------                                                           ---------
        (Philip A. Odeen)

/s/    KAREN HASTIE WILLIAMS                                   Director                             12/15/99
----------------------------------------                                                           ---------
     (Karen Hastie Williams)

                          WASHINGTON GAS LIGHT COMPANY
                          1999 FORM 10-K EXHIBIT INDEX

Exhibit                       Description
-------                       -----------
   3.            Articles of Incorporation and Bylaws:

                     Bylaws of the Company as amended on September 29, 1999.

  10.            Material Contract

                     Supplemental Executive Retirement Plan, as amended
                       January 1, 1999.*

  12.            Statement re Computation of Ratios -
                     12.0  Computation of Ratio of Earnings to Fixed Charges
                     12.1 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

  13. Annual Report to Security Holders - 1999 Annual Report to Shareholders (except for information presented on the front and rear covers and Pages 1 through 15, which are not deemed to be filed with the Securities and Exchange Commission for the purposes of the Securities Exchange Act of 1934)

  21.            Subsidiaries of the Registrant

  23.            Consents of Experts and Counsel

  27.            Financial Data Schedules
                     27.0  Financial Data Schedule--Fiscal Year 1999
                     27.1  Restated Financial Data Schedule--Fiscal Year 1998
                     27.2  Restated Financial Data Schedule--Fiscal Year 1997