Form 10-K405/A
period 1999-09-30
WASHINGTON GAS LIGHT CO
filed 2000-01-28
CIK 104819

==============================================================================

                                   FORM 10-K/A

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                              ---------------------

(Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

OR
[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
                              ---------------------

COMMISSION        EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER AND          STATES OF         I.R.S. EMPLOYER
FILE NUMBER              PRINCIPAL OFFICE ADDRESS AND TELEPHONE NUMBER            INCORPORATION         I.D. NUMBER
1-1483                WASHINGTON GAS LIGHT COMPANY                             District of Columbia      53-0162882
                      1100 H Street, N.W.                                         and Virginia
                      Washington, D.C., 20080
                      (703) 750-4440

                  ----------------------------------------------------------------------------------
                             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT
                  ----------------------------------------------------------------------------------
                                                                    Name of Each Exchange on Which
                                Title of each class                           Registered
                  ----------------------------------------------------------------------------------
                  Common Stock $1.00 par value                         New York Stock Exchange
                                                                     Philadelphia Stock Exchange
                  ----------------------------------------------------------------------------------
                  Preferred Stock, cumulative, without par value:
                       $4.25 Series                                  Philadelphia Stock Exchange
                       $4.36 Convertible Series                      Philadelphia Stock Exchange
                       $4.60 Convertible Series                      Philadelphia Stock Exchange
                       $4.80 Series                                  Philadelphia Stock Exchange
                       $5.00 Series                                  Philadelphia Stock Exchange
                  ----------------------------------------------------------------------------------

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

              $ 1,177,201,662             January 13, 2000
              -------------------      -------------------
                 Market Value                  Date

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

   Common Stock $1.00 par value       46,465,890         January 13, 2000
   ----------------------------    ----------------      -----------------
               Class               Number of Shares            Date

                   NO DOCUMENTS ARE INCORPORATED BY REFERENCE



==============================================================================

                                    AMENDMENT

         The purpose of this Amendment is to provide the information required by Items 10, 11, 12 and 13 of Part III of Washington Gas Light Company's Annual Report on Form 10-K for the twelve months ended September 30, 1999, which the registrant intended to incorporate by reference from the registrant's proxy statement for the annual meeting of stockholders.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
               --------------------------------------------------

         (a) IDENTIFICATION OF DIRECTORS
          ------------------------------

         Listed below are the names, positions/offices, ages, and the initial year elected of each member of Washington Gas Light Company's Board of Directors. Each of these directors is serving a one-year term. These individuals comprise the full list of nominees for the upcoming year. Information on committee membership is as of January 13, 2000.

                                                                                   Year
         Name and Positions/Offices Held                       Age                Elected
         -------------------------------                       ---                -------
         Michael D. Barnes                                      56                  1991
            Chairman, Governance Committee
            Member, Executive Committee

         Fred J. Brinkman                                       71                  1992
            Member, Audit Review Committee
            Member, Human Resources Committee

         Daniel J. Callahan, III                                67                  1989
            Chairman, Human Resources Committee
            Member, Executive Committee
            Member, Audit Review Committee

         Orlando W. Darden                                      69                  1979
            Member, Audit Review Committee

         James H. DeGraffenreidt, Jr.                           46                  1994
            Chairman of the Board and Chief Executive Officer
               of Washington Gas Light Company
            Chairman, Executive Committee

         Melvyn J. Estrin                                       57                  1991
            Member, Human Resources Committee

         Philip A. Odeen                                        64                  1999
            Member, Governance Committee

         Joseph M. Schepis                                      46                  1998
            President and Chief Operating Officer
               of Washington Gas Light Company
            Member, Executive Committee

         Karen Hastie Williams                                  55                  1992
            Chair, Audit Review Committee
            Member, Executive Committee
            Member, Governance Committee

         (b) IDENTIFICATION OF EXECUTIVE OFFICERS
          ---------------------------------------

         Information related to Executive Officers is reflected in Part I of the SEC Form 10-K for the fiscal year ended September 30, 1999.

         (c) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES
          --------------------------------------------------

         None

         (d) FAMILY RELATIONSHIPS
          -----------------------

         None

         (e) BUSINESS EXPERIENCE
          ----------------------

         For each member of Washington Gas Light Company's Board of Directors, described below is a description of their experience and other directorships held by those directors in a company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of
Section 15(d) of such Act or any company registered as an investment company under the Investment Act of 1940. The business experience of Executive Officers is reflected in Part I of the SEC Form 10-K for the fiscal year ended
September 30, 1999.

         Michael D. Barnes is a partner in the Washington, D.C. law firm of Hogan & Hartson. Mr. Barnes was previously a partner in the law firm of Arent, Fox, Kintner, Plotkin & Kahn (1987-1993). Mr. Barnes was the United States Representative from Maryland's 8th Congressional District from 1979 to 1987. He was Commissioner of the Maryland Public Service Commission and Vice Chairman of the Washington Metropolitan Area Transit Commission from 1975 to 1978.

         Fred J. Brinkman retired in 1991 as a Senior Partner with the firm of Arthur Andersen & Co., independent public accountants (Arthur Andersen & Co. is now Arthur Andersen LLP). From 1981-1989, Mr. Brinkman was Area Managing Partner for the Asia-Pacific Area and Managing Partner of the Washington, D.C. office of Arthur Andersen & Co. From 1989 to June 1991, at which time he retired, he was Senior Partner consulting on global intiatives of Arthur Anderson & Co. From 1991 to present, he has engaged in consulting. Mr. Brinkman also serves on the Board of Directors of Washington Mutual Investors Fund.

         Daniel J. Callahan, III is Vice Chairman and Treasurer of The Morris and Gwendolyn Cafritz Foundation. Mr. Callahan retired in 1995 as Chairman and Chief Executive Officer of USLICO Corporation, an insurance holding company, a position he held since 1992. Mr. Callahan was previously Vice Chairman of American Security Bank (1991-1992) and served as President of MNC Financial Inc. (1987-1991) and Chairman of the Board and Chief Executive Officer of American Security Corporation and American Security Bank, N.A. from 1985-1991. Mr. Callahan is also a Director of Washington Mutual Investors Fund.

         Orlando W. Darden is President of OWD Enterprises Inc., a real estate investment firm and is a partner in several real estate limited partnerships. Mr. Darden founded and was President and Chief Executive Officer of Community Federal Savings and Loan Association of Washington, D.C., from 1974 to 1981.

         James H. DeGraffenreidt, Jr. is Chairman and Chief Executive Officer of Washington Gas Light Company. Mr. DeGraffenreidt joined Washington Gas Light Company in 1986 as managing attorney, and was promoted to senior managing attorney in 1988, and then Vice President of Rates and Regulatory Affairs in 1991. He was elected Senior Vice President in May 1993, President and Chief Operating Officer effective December 1, 1994 and President and Chief Executive Officer effective January 1, 1998. Mr. DeGraffenreidt was elected Chairman and Chief Executive Officer effective December 1, 1998. Prior to joining Washington Gas Light Company, Mr. DeGraffenreidt was a partner with a Washington, D.C. law firm where he specialized in public utilities, telecommunications and public finance. Previous to that, he was assistant people's counsel in the Maryland Office of People's Counsel. Mr. DeGraffenreidt is also a Director of Harbor Bank and MedStar Health.

         Melvyn J. Estrin is Chairman of the Board and Chief Executive Officer of Avatex Corp., involved in medical and beauty products investments. Mr. Estrin is also Chairman of the Board and Chief Executive Officer of Phar-Mor, Inc., retail drug stores. He is also Chairman of the Board and Chief Executive Officer of Human Service Group, Inc. (trading as Estrin International) (1983-present) and is President and a director of HSG Acquisition Co. (1986-present), both of which are private management and investment firms. Mr. Estrin is also a Director of Avatex Corporation, Grandbanc, Inc., Carson, Inc., Phar-Mor, Inc., iLife Systems, Inc., ChemLink, Inc., Global Household Brands, Presby, Inc. and is a managing partner of Centaur Partners, Inc.

         Philip A. Odeen is Executive Vice President of TRW Inc., a technology, manufacturing and service company. Mr. Odeen has held this position since 1997. From 1992 to 1997, Mr. Odeen was President and Chief Executive Officer of BDM International, Inc., a firm providing technical services in the defense, communications and information technology areas. BDM was acquired by TRW in December 1997. Prior to that, he was Vice Chairman for Management Consulting Services at Coopers & Lybrand. Mr. Odeen is a Director of The Reynolds and Reynolds Company.

         Joseph M. Schepis is President and Chief Operating Officer of Washington Gas Light Company. Mr. Schepis joined Washington Gas Light Company in 1978. After holding various positions in Washington Gas Light Company's Finance and Marketing departments, he was elected Treasurer in 1986, Vice President of Rates and Regulatory Affairs in 1993, Chief Financial Officer in 1994 and Senior Vice President for Customer Services in 1996. In January 1998 he was elected Executive Vice President and Chief Operating Officer and then was elected President and Chief Operating Officer effective December 1, 1998.

         Karen Hastie Williams is a Partner with the Washington, D.C. law firm of Crowell & Moring, where she specializes in public contract law. Prior to joining Crowell & Moring, Ms. Williams served as Administrator for the Office of Federal Procurement Policy at the Office of Management and Budget (1980-1981) and she was Chief Counsel of the Senate Committee on Budget (1977-1980). Ms. Williams is a Director of Crestar Financial Services Corporation, the Federal National Mortgage Association, Continental Airlines Company, and Gannett Co.

         (f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
         --------------------------------------------

         None

         (g) PROMOTERS AND CONTROL PERSONS
         ---------------------------------

         None

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

         The table that follows presents information about compensation for Washington Gas Light Company's Chief Executive Officer and the four other most highly compensated executive officers. It includes all compensation awarded to, earned by or paid to the named executive officers for each of the last three fiscal years.

         The amounts shown in the column titled "Other Annual Compensation" represent taxes paid by Washington Gas Light Company on behalf of the named executive officer relating to group term life insurance coverage with benefits exceeding $50,000 in each listed fiscal year. The amounts shown in the column titled "All Other Compensation" represent Washington Gas Light Company's matching contributions to Washington Gas Light Company's savings plan for management employees during each of the listed fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG-TERM
                                                                                         COMPENSATION
                                                          ANNUAL COMPENSATION               AWARDS
                                             ----------------------------------------- ----------------
             NAME AND                FISCAL                             OTHER ANNUAL   RESTRICTED STOCK    ALL OTHER
        PRINCIPAL POSITION            YEAR       SALARY         BONUS   COMPENSATION       AWARDS<F1>    COMPENSATION
    -------------------------------- ------- ------------- ----------- --------------- ---------------- ---------------
    James  H. DeGraffenreidt, Jr.     1999      $415,000     $      0      $2,643         $       0         $6,277
      Chairman and                    1998       351,250      255,000       1,550           327,750<F2>      6,400
      Chief Executive Officer         1997       295,000      265,000       1,550                 0          6,300

    Joseph M. Schepis                 1999       280,000            0         374                 0          6,277
      President and Chief             1998       232,500      150,000       1,040           163,875<F2>      6,400
      Operating Officer               1997       195,000      160,000         983                 0          6,300

    Frederic M. Kline                 1999       202,000            0       1,191                 0          6,277
      Vice President and Chief        1998       180,000      110,000       1,081                 0          6,400
      Financial Officer               1997       165,000      130,000         936                 0          6,325

    John K. Keane, Jr.                1999       180,000            0       3,040                 0          6,277
      Senior Vice President and       1998       180,000       90,000       1,823                 0          6,133
      General Counsel                 1997       170,000      110,000       1,710                 0          6,175

    James B. White                    1999       160,000            0         777                 0          6,277
      Vice President                  1998       155,000       65,000         720                 0          6,200
                                      1997       145,000       80,000         356                 0          5,800

  <F1> The number and value of the aggregate restricted stock holdings at the end of fiscal year 1999 for each named executive officer were as follows:

                      NAME                                SHARES              VALUE
                      ----                                ------            --------
                      James H. DeGraffenreidt, Jr.        25,200            $638,550
                      Joseph M. Schepis                   12,700             344,488
                      Frederic M. Kline                    3,200              86,800
                      John K. Keane, Jr.                   4,200             113,925
                      James B. White                       2,200              59,675


  <F2> Restricted stock awards are reported at the aggregate market value on the date of the grant. The number of restricted shares granted in fiscal year 1998 to Messrs. DeGraffenreidt and Schepis was 12,000 and 6,000 shares, respectively. The shares were granted on January 1, 1998 and vest at the rate of 20% each year for five years beginning January 1, 1999. The market value on the grant date was $27.3125 per share. The vesting schedule may accelerate in connection with a change of control as defined in Washington Gas Light Company's Long-Term Incentive Compensation Plan. Dividends are paid on restricted shares from the effective date of the awards.


         Washington Gas Light Company maintains a trusteed, noncontributory pension plan covering all active employees and vested former employees of Washington Gas Light Company and its utility subsidiaries. Executive officers also participate in a Supplemental Executive Retirement Plan. Upon normal retirement (age 65), each eligible participant is entitled under the supplemental executive retirement plan to an annual benefit that is based on both years of benefit service (up to a maximum of 30 years) and the average of the participant's highest rates of annual basic compensation, including any short-term incentive awards paid or deferred under the Executive Incentive Compensation Plan and the 1999 Incentive Compensation Plan, or any successor plan, on December 31 of the three years out of the final five years of the participant's service as a participant. Participants may elect to have a portion of their Supplemental Executive Retirement Plan benefit paid in the form of a lump sum.

         The following table shows the estimated annual single life benefits payable under the pension plan and Supplemental Executive Retirement Plan upon normal retirement (age 65) to executive officers in various salary and years-of-service classifications:

                                     FINAL AVERAGE            YEARS OF BENEFIT SERVICE
                                                       --------------------------------------
                                     COMPENSATION           10         20            30
                                  -------------------- ----------- ------------- ------------
                                       $200,000        $  40,000   $  80,000     $ 120,000
                                  -------------------- ----------- ------------- ------------
                                        400,000           80,000     160,000       240,000
                                  -------------------- ----------- ------------- ------------
                                        600,000          120,000     240,000       360,000
                                  -------------------- ----------- ------------- ------------
                                        700,000          140,000     280,000       420,000

         Each of the five executive officers named above in the summary compensation table has 30 years of benefit service except Messrs. DeGraffenreidt and White, who have 21 and 28 years of benefit service, respectively. Benefits shown in the above table are not subject to reductions for social security.

         EMPLOYMENT AGREEMENTS

         During fiscal year 1999, Washington Gas Light Company entered into employment agreements with Messrs. DeGraffenreidt, Schepis, Kline, Keane and White. The agreements with these officers will be effective during the period of one year prior to, and two years following, a change of control of Washington Gas Light Company. A change of control is generally defined in these agreements as one of the following:

         + acquisition of 30% or more of Washington Gas Light Company's voting stock;

         + a change in the majority of Washington Gas Light Company's board of directors; and

         + a merger, reorganization, consolidation or sale of all or substantially all of Washington Gas Light Company's assets.

         From the change of control to its second anniversary, the executive's position, duties and responsibilities must be commensurate with the most significant of those held, exercised and assigned at the time during the 120-day period immediately preceding the change of control. The executive agrees to devote reasonable attention and time necessary to the business affairs of the company.

         During the one year period and two years following a change of control, the executive is entitled to base salary, annual incentives, savings and retirement plans, welfare benefit plans, expenses, fringe benefits, office and vacation, consistent with those in place prior to the change of control or available after the change of control if more beneficial.

         Base salary is defined as an amount equal to twelve times the highest monthly base salary paid or payable during the 12-month period immediately preceding the change of control. The annual incentive is an amount at least equal to that available to peer executives of Washington Gas Light Company and its affiliated companies.

         With respect to Messrs. DeGraffenreidt, Schepis, Kline and Keane, if the executive is terminated during the effective period for reasons other than cause, or if the executive resigns for good reason, the executive is entitled to severance pay equal to three times the sum of the executive's annual base salary, plus the highest of the executive's annual incentive actually earned for the last three full fiscal years. Also the executive is entitled to an extension of other employment benefits for three years. Mr. White is entitled to the same benefit, except that the severance payment is two times the sum of the executive's annual base salary, plus the highest of the executive's annual incentive actually earned for the last three full fiscal years. The extension of other employment benefits for Mr. White is for two years. Payments under these agreements may be increased for any excise taxes payable under the Internal Revenue Code.

         "Good reason" is defined differently in these agreements based on the position the named officer holds. The term includes one or more of the following provisions:

         (1) the assignment to the executive of any duties inconsistent in any material respect with the executive's position;

         (2) any failure by Washington Gas Light Company to comply with any of the general employment provisions of the agreement;

         (3) if there is a change of control, merger, acquisition or other similar affiliation with another entity, and the executive does not continue in the position of Chief Executive Officer of the most senior resulting entity;

         (4) if there is a change of control, merger, acquisition or other similar affiliation with another entity, and the executive does not continue in his or her existing position or a more senior position of the most senior resulting entity;

         (5) failure by Washington Gas Light Company to reimburse the executive for expenses related to a required relocation;

         (6) any required relocation of the executive more than thirty five miles from Washington, D.C.;

         (7) any purported termination by Washington Gas Light Company of the executive's employment; or

         (8) any failure by Washington Gas Light Company or any successor to comply with and satisfy the agreement.

         Following is a summary of the contract provisions indicated above that are contained in each named executive's employment agreement:

                                                                 APPLICABLE
                                        EXECUTIVE                PROVISIONS
                               -------------------------------- -----------------
                               James H. DeGraffenreidt, Jr.     1,2,3,5,6,7,8
                               -------------------------------- -----------------
                               Joseph M. Schepis                1,2,4,5,6,7,8
                               -------------------------------- -----------------
                               Frederic M. Kline                1,2,4,5,6,7,8
                               -------------------------------- -----------------
                               John K. Keane, Jr.               1,2,4,5,6,7,8
                               -------------------------------- -----------------
                               James B. White                   1,2,5,6,7,8
                               -------------------------------- -----------------

         OPTION GRANTS

         The following table provides information regarding the number and terms of stock options granted to the named executive officers during the fiscal year ended September 30, 1999. Washington Gas Light Company utilized the Black-Scholes option pricing model to develop the theoretical values set forth under the "Grant Date Present Value" column. An officer realizes value from a stock option only to the extent that the price of Washington Gas Light Company common stock on the exercise date exceeds the price of the stock on the grant date. Consequently, there is no assurance that the value realized by an officer will be at or near the value estimated below. Those amounts should not be used to predict stock performance.

                      OPTION GRANTS IN THE LAST FISCAL YEAR

                                                     % OF TOTAL
                                                      OPTIONS
                                        NUMBER OF    GRANTED TO
                                       SECURITIES     EMPLOYEES
                                       UNDERLYING        IN          EXERCISE OR                   GRANT DATE
                                         OPTIONS       FISCAL        BASE PRICE    EXPIRATION     PRESENT VALUE
                  NAME                 GRANTED<F1>      YEAR          ($/SH)<F2>      DATE           ($)<F3>
       ------------------------------- ------------- -------------- -------------- ------------- ----------------
       James H. DeGraffenreidt, Jr.      25,895        26.03%         $22.625          03/31/09     $99,600
       ------------------------------- ------------- -------------- -------------- ------------- ----------------
       Joseph M. Schepis                 14,560        14.64           22.625          03/31/09      56,000
       ------------------------------- ------------- -------------- -------------- ------------- ----------------
       Frederic M. Kline                  7,353         7.39           22.625          03/31/09      28,280
       ------------------------------- ------------- -------------- -------------- ------------- ----------------
       John K. Keane, Jr.                 6,552         6.59           22.625          03/31/09      25,200
       ------------------------------- ------------- -------------- -------------- ------------- ----------------
       James B. White                     5,824         5.86           22.625          03/31/09      22,400
       ------------------------------- ------------- -------------- -------------- ------------- ----------------

      <F1>  Options were granted to the named executive officers under the 1999
            Incentive Compensation Plan at prices equal to the fair market value on the date of grant. These are nonqualified stock options that become exercisable three years after the date of grant. These options are subject to early termination upon the occurrence of events related to termination of employment. All options immediately become exercisable in the event of a change in control.

      <F2>  The exercise price of options may be paid in cash, by delivery of already-owned shares of common stock of Washington Gas Light Company or by any other method approved by the Human Resources Committee, which administers the 1999 Incentive Compensation Plan. The Human Resources Committee could grant a "reload option" to the optionee. A reload option is an option granted to an employee for the same number of shares as is exchanged in payment of the exercise price and is subject to all of the same terms and conditions as the original option except for the exercise price which is determined on the basis of the fair market value of the common stock of Washington Gas Light Company on the date the reload option is granted. One or more successive reload options could be granted by the Human Resources Committee.

      <F3>  This represents the estimated present value of stock options, measured at the date of grant using the Black-Scholes Warrant Valuation Call Option Model. Unless otherwise noted with respect to specific option grants in the following paragraphs, this model assumes no dilutive effects.

         The following underlying assumptions were used in developing the grant valuations:

         + an exercise price equal to the fair market value on the date of grant;

         +  expected volatility of 24%;

         + an annual risk free rate of return (represents the yield of Treasury notes during the month of the grant with a maturity date corresponding to the contractual term of the option) of 6.3%;

         +  an annual dividend yield as of the date of grant of 4.8%; and

         +  a contractual exercise period for options granted of three years.

         LONG-TERM INCENTIVE PLANS -- PERFORMANCE SHARE AWARDS

         The following table provides information regarding the number and terms of performance shares awarded to the named executive officers during the fiscal year ended September 30, 1999 under the 1999 Incentive Compensation Plan. The targeted awards are based on an economic value of between 10.5% and 30.0% of the executive's base salary. The awards ultimately earned vary based on Washington Gas Light Company's total shareholder return relative to a peer group. Median performance relative to the peer group earns awards at the targeted level. The maximum that can be earned is 200 percent of the targeted level of shares. The minimum that the executives can earn is zero shares. The performance period is generally three years. However, awards made during fiscal year 1999 were for performance periods of 18 and 30 months.

               PERFORMANCE SHARES AWARDED IN THE LAST FISCAL YEAR

                                                                                              ESTIMATED FUTURE
                                                                                                PAYOUTS UNDER
                                                                                        NON-STOCK PRICE-BASED PLANS
                                                                                      --------------------------------
                                                 NUMBER OF         PERFORMANCE OR
                                              SHARES, UNITS OR   OTHER PERIOD UNTIL
                        NAME                   OTHER RIGHTS     MATURATION OR PAYOUT   THRESHOLD    TARGET     MAXIMUM
             -----------------------------    ----------------- --------------------- ----------- ---------- ---------
             James  H. DeGraffenreidt, Jr.          7,784        September 30, 2001        --        7,784      15,568
                                                    4,114        September 30, 2000        --        4,114       8,228

             Joseph M. Schepis                      4,377        September 30, 2001        --        4,377       8,754
                                                    2,313        September 30, 2000        --        2,313       4,626

             Frederic M. Kline                      2,210        September 30, 2001        --        2,210       4,420
                                                    1,168        September 30, 2000        --        1,168       2,336

             John K. Keane, Jr.                     1,970        September 30, 2001        --        1,970       3,940
                                                    1,041        September 30, 2000        --        1,041       2,082

             James B. White                         1,751        September 30, 2001        --        1,751       3,502
                                                      925        September 30, 2000        --          925       1,850

         REPORT OF THE HUMAN RESOURCES COMMITTEE

         The Human Resources Committee of the board of directors has responsibility for recommending levels of executive compensation for consideration by Washington Gas Light Company's board of directors. The objective of the executive compensation program is to provide remuneration which fairly reflects corporate performance and achievements and responsibilities of each officer. Executive compensation is also intended to provide rewards and incentives for achievement of long-term growth in shareholder value and to attract and retain experienced corporate executives.

                  ELEMENTS OF EXECUTIVE COMPENSATION
                  ----------------------------------

         The committee's philosophy is that total compensation for each of Washington Gas Light Company's officers should be competitive with executives with similar experience and responsibility. This compensation should also reflect the individual performance of each officer as well as corporate performance.

         To accomplish these objectives, each officer's compensation is composed of base salary and elements of short-term and long-term incentive compensation. Short-term incentive compensation is "at risk," in that payment of any of this compensation depends upon performance of the individual officer and performance of Washington Gas Light Company as a whole. Long-term incentive compensation is also "at risk" in that it relates directly to the performance of Washington Gas Light Company's common stock.

         Total compensation opportunities at target levels are set at the size-adjusted median of the utilities market. General industry data is also reviewed, but to date has not impacted the determination of market levels.

         Companies forming the utilities market are, to the extent possible, gas and electric and gas utilities that are similar to Washington Gas Light Company in business and revenues size. This is not the same group of companies used in the performance graph shown on page 12, herein.

         The committee has retained an independent executive compensation consultant to review Washington Gas Light Company's executive compensation practices and policies. The independent advisor conducts an annual study of Washington Gas Light Company's executive compensation practices and policies to determine their reasonableness and competitiveness in the relevant market. The committee meets with the independent advisor during the year to review all elements of Washington Gas Light Company's executive compensation plans.

         The following is a description of the elements of each officer's compensation:

                  Base Salary: The committee intends base salary levels of officers to be set at a level approximately equal to 90% of utility market levels for officers of similar experience and responsibility. This approach was taken to place base salaries below overall market rates, and to leave the opportunity for each officer to meet or exceed market compensation through incentive pay. This continuing practice is designed to encourage higher levels of performance by the officers. It is seen by the committee as a way to align the interests of the officers of Washington Gas Light Company more closely with the interests of the shareholders.

                  To determine competitive compensation levels, management of Washington Gas Light Company obtains data on executive compensation paid by other utility and non-utility companies. Based on that information and in consideration of each officer's responsibility and performance, the chairman and chief executive officer of Washington Gas Light Company makes specific recommendations for salary adjustments for all officers except himself. The committee reviews these recommendations in consultation with the independent advisor retained by the committee. Based on this consultation and the data on industry compensation levels, the committee makes a final recommendation to the full board of directors as to all officers, including the chairman and chief executive officer (whose compensation is described further below).

                  Short-Term Incentive Compensation: Short-term incentive pay opportunities are set so that, when target awards are combined with base salaries at 90% of market, total cash compensation is at market.

                  For fiscal year 1999, any short-term incentive compensation for officers would have been earned under Washington Gas Light Company's Executive Incentive Compensation Plan. Payments could have only been made under the Executive Incentive Compensation Plan if Washington Gas Light Company's rate of return on common stock equity exceeded a threshold amount predetermined by the board of directors. For fiscal year 1999, that threshold was an 11% rate of return on common equity. Since Washington Gas Light Company earned a rate of return on common equity of less than that threshold, individual awards for 1999 were not paid under the Executive Incentive Compensation Plan. For fiscal years beginning with fiscal year 2000, short term incentive compensation will not be awarded under the Executive Incentive Compensation Plan, but will be awarded under terms of Washington Gas Light Company's 1999 Incentive Compensation Plan, as described further below. This plan was approved by shareholders at the 1999 Annual Meeting.

                  The committee determines individual awards under the 1999 Incentive Compensation Plan annually. If the rate of return on common equity threshold and any other criteria are met for payments under the 1999 Incentive Compensation Plan, the Chairman and Chief Executive Officer will make recommendations to the committee for awards for each officer except himself. These recommendations include evaluation of the following factors applicable to the corporation and each of the officers:

                           For the corporation:

                                    + return on equity;

                                    + earnings before income tax;

                                    + operation and maintenance cost per
                                      customer;

                                    + customer loyalty; and

                                    + operational effectiveness.

                           For the officers:

                                    + success in meeting established corporate
                                      and departmental goals;

                                    + managing resources within established
                                      departmental budgets;

                                    + effectiveness in areas of leadership,
                                      planning and teamwork;

                                    + peer evaluations; and

                                    + comparison to incentive compensation in
                                      the natural gas distribution and other
                                      industries, based on data supplied by the outside study of executive compensation.

                  The committee considers the amount and basis for these recommendations in consultation with its independent advisor.

                  Payouts under the 1999 Incentive Compensation Plan will be higher or lower than target depending on both corporate and individual performance. Payouts may range from 0% to 225% of target.

                  Long-Term Incentive Compensation, the 1999 Incentive Compensation Plan: The 1999 Incentive Compensation Plan replaced Washington Gas Light Company's Long-Term Incentive Compensation Plan, which expired by its terms on June 27, 1999. Outstanding grants under the Long-Term Incentive Compensation Plan will remain outstanding and will vest according to the terms of those grants. For fiscal year 2000 and future years, long-term incentive compensation awards will be made by the committee under terms and conditions of the 1999 Incentive Compensation Plan.

                  The 1999 Incentive Compensation Plan is intended to provide key personnel of Washington Gas Light Company with additional incentives by increasing their interests in Washington Gas Light Company and its success. The 1999 Incentive Compensation Plan promotes achievement of long-term growth of Washington Gas Light Company by assisting in the recruiting and retention of key employees, including the officers. Under the 1999 Incentive Compensation Plan, there may be awards of stock options, restricted stock, stock appreciation rights, performance shares, bonus stock, other awards based on the value of Washington Gas Light Company's common stock, dividend units, and cash incentives. As noted previously, short-term incentives may also be granted under the 1999 Incentive Compensation Plan. The committee is the Administrator of the 1999 Incentive Compensation Plan and has the authority to grant awards under it.

                  In accordance with terms of the 1999 Incentive Compensation Plan, the committee has granted long-term compensation awards in the form of stock options and performance shares. The size of these grants was set to approximate the size-adjusted median of the utility market. The exercise price of stock options is the fair market value of Washington Gas Light Company's common stock on the date of grant. The stock options vest on the third anniversary of the grant and expire on the tenth anniversary of the grant. For fiscal year 1999 awards, performance shares vest on the 18- and 30-month anniversary of the date of grant and are earned only if Washington Gas Light Company achieves minimum total shareholder return levels as compared to a peer group of companies.

            COMPENSATION OF THE CHAIRMAN AND CHIEF EXECUTIVE OFFICER
            --------------------------------------------------------

         Mr. DeGraffenreidt served as President and Chief Executive Officer until December 1, 1998, when he was elected Chairman and Chief Executive Officer. Mr. DeGraffenreidt's base salary was set at a level of approximately 90% of the relevant market for positions of similar responsibilities. In accordance with the incentive compensation plan, described above, since the threshold rate of return on common equity target for the year was not achieved, no short-term incentive payment was paid to Mr. DeGraffenreidt for fiscal year 1999.

         Long-term incentive awards in the form of stock options and performance shares were granted to Mr. DeGraffenreidt and to other Washington Gas Light Company officers during fiscal year 1999 under terms of the 1999 Incentive Compensation Plan. These grants were at competitive levels based on a market study conducted by the committee's independent advisor. The shares awarded to Mr. DeGraffenreidt were previously disclosed herein. As for other executives, the size of these grants was set so as to approximate the size-adjusted median of the utility market. As described above, these stock option awards under the 1999 Incentive Compensation Plan vest in three years and expire on the tenth anniversary of the date of grant. The exercise price of the stock options is the fair market value of the shares on the date of grant. Performance shares granted in fiscal year 1999 vest after 18 and 30 months. Performance shares are earned only if Washington Gas Light Company achieves minimum total shareholder return levels compared to a group of peer companies.

                           Deductibility of Compensation
                           -----------------------------

         Under Section 162(m) of the Internal Revenue Code, Washington Gas Light Company may not deduct compensation in excess of $1 million paid to Washington Gas Light Company's Chief Executive Officer and to the other four highest compensated executive officers unless it meets specific criteria for performance-based compensation. As discussed in this report, the committee intends to provide compensation that is both market and performance based. Awards under the 1999 Incentive Compensation Plan are performance-based awards and are intended to meet the Section 162(m) performance based plan requirements. Washington Gas Light Company's compensation program is designed to achieve full tax deductibility. However, we reserve the right to approve non-deductible compensation if we believe it is in Washington Gas Light Company's best interests. All compensation paid for fiscal year 1999 was fully deductible by Washington Gas Light Company for federal income tax purposes.

HUMAN RESOURCES COMMITTEE
Daniel J. Callahan, III (Chairman)
Fred J. Brinkman
Melvyn J. Estrin

         SHAREHOLDER RETURN PERFORMANCE PRESENTATION

         Set forth below is a line graph comparing the yearly cumulative total shareholder return on Washington Gas Light Company's common stock against the cumulative total return of the Standard & Poor's 500 Stock Index and the Dow Jones Utility Average for the period of five years commencing
September 30, 1994, and ended September 30, 1999.

             COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS<F1>

       **this graph presented a comparison of the Company's cumulative total returns against the cumulative returns of the Standard & Poor's 500 Stock Index and the Dow Jones Utility Average for the five years commencing
September 30, 1994, and ended September 30, 1999.

                                            1994       1995       1996       1997       1998       1999
      ---------------------------------- ---------- ---------- ---------- ---------- ---------- -----------
      Washington Gas Light Company        $100.00    $117.73    $137.59    $168.33    $190.33    $195.52
      ---------------------------------- ---------- ---------- ---------- ---------- ---------- -----------
      Standard & Poor's 500               $100.00    $129.74    $156.13    $219.27    $239.11    $305.61
      ---------------------------------- ---------- ---------- ---------- ---------- ---------- -----------
      Dow Jones Utility Average           $100.00    $126.29    $135.56    $156.50    $209.54    $211.28
      ---------------------------------- ---------- ---------- ---------- ---------- ---------- -----------

<F1> Assumes reinvestment of dividends daily for Standard & Poor's 500, quarterly for the Dow Jones Utility Average and Washington Gas Light Company. This calculation is based on $100 invested on September 30, 1994.

         COMPENSATION OF DIRECTORS

         Directors who are not employees of Washington Gas Light Company are paid $1,000 per meeting of the board, committee of the board, and shareholders meetings which they attend. During fiscal year 1999, the board of directors held eight meetings, the Executive Committee met once, the Audit Review Committee held five meetings, and the Governance Committee met four times and the Human Resources Committee met seven times.

         Directors are also paid a retainer of $10,000 per year and issued 800 shares of common stock of Washington Gas Light Company. A retirement plan for outside directors adopted in 1995 was terminated by the board effective January 1, 1998, subject to vesting of benefits earned by the directors as of that date.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
               --------------------------------------------------------------

         The following table sets forth the beneficial ownership information as of January 13, 2000, regarding Washington Gas Light Company's outstanding equity securities by each director, each nominee for election as a director, the executive officers named in the summary compensation table included herein in
Item 11-Executive Compensation, and all directors, nominees and executive officers as a group.

                                                                         AMOUNT AND NATURE        PERCENT
                                                                           OF BENEFICIAL            OF
             TITLE OF CLASS            NAME OF BENEFICIAL OWNER             OWNERSHIP<F1>          CLASS
        ------------------------------ -------------------------------- ------------------------ -----------
        Common Stock                   Michael D. Barnes                        3,906               <F2>
        Common Stock                   Fred J. Brinkman                         4,650               <F2>
        Common Stock                   Daniel J. Callahan, III                  8,656               <F2>
        Common Stock                   Orlando W. Darden                        1,230               <F2>
        Common Stock                   James H. DeGraffenreidt, Jr.            35,779               <F2>
        Common Stock                   Melvyn J. Estrin                        10,506               <F2>
        Common Stock                   John K. Keane, Jr.                      18,456               <F2>
        Common Stock                   Frederic M. Kline                       12,175               <F2>
        Common Stock                   Philip A. Odeen                          2,600               <F2>
        Common Stock                   Joseph M. Schepis                       31,424               <F2>
        Common Stock                   James B. White                           6,751               <F2>
        Common Stock                   Karen Hastie Williams                    3,224               <F2>
        All directors and executive
          officers as a group:
        Common Stock                                                          187,692               <F2>
        ------------------------------ -------------------------------- ------------------------ -----------

     <F1>   All shares are directly owned by persons shown in this table except the following shares which are owned indirectly: (a) 12,942 shares are held by executive officers in the Washington Gas Light Company's Savings Plan for Management Employees, and (b) 2,000 shares are owned by Mr. Callahan's wife, and Mr. Callahan disclaims beneficial ownership of those shares.

     <F2>   Less than 1% of class outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

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

                                                    WASHINGTON GAS LIGHT COMPANY
                                                    ----------------------------
                                                            (Registrant)

Date          January 28, 2000                  /s/     Frederic M. Kline
    --------------------------------            --------------------------------
                                                        Frederic M. Kline
                                                       Vice President and
                                                     Chief Financial Officer
                                                   (Principal Financial Officer)