Form 10-Q
period 1999-12-31
WASHINGTON GAS LIGHT CO
filed 2000-02-11
CIK 104819

================================================================================
                                   FORM 10-Q


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549
                                ----------------

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

               For the quarterly period ended DECEMBER 31, 1999

OR

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
                               -------------------


Commission        Exact name of registrant as specified in its charter and       States of           I.R.S. Employer
File Number         principal office address and telephone number               Incorporation         I.D. Number
1-1483                WASHINGTON GAS LIGHT COMPANY                          District of Columbia        53-0162882
                      1100 H Street, N.W.                                      and Virginia
                      Washington, D.C. 20080
                      (703) 750-4440


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $1.00 par value           46,475,488              January 31, 2000
----------------------------       ----------------            ----------------
         Class                     Number of Shares                 Date

===============================================================================

                               TABLE OF CONTENTS


                                                                          Page
                                                                          ----

Part I.        FINANCIAL INFORMATION

     ITEM 1.      Financial Statements

                  Consolidated Balance Sheets..........................     2-3
                  Consolidated Statements of Income....................       4
                  Consolidated Statements of Cash Flows................       5
                  Notes to Consolidated Financial Statements...........    6-10

     ITEM 2.      Management's Discussion and Analysis
                     of Financial Condition and Results of Operations..   11-19

     ITEM 3.      Quantitative and Qualitative Disclosures About Market
                    Risks of the Company................................     20

PART II.      OTHER INFORMATION


     ITEM 5.      Other Information....................................      20

     ITEM 6.      Exhibits and Reports on Form 8-K.....................      20

SIGNATURE         .....................................................      21

                                      -1-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                          WASHINGTON GAS LIGHT COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                                         December 31,   September 30,
                                                             1999           1999
                                                         ------------   ------------
                                                          (Unaudited)
                                                                (Thousands)
ASSETS
PROPERTY, PLANT AND EQUIPMENT
     At original cost                                   $ 2,135,368     $  2,114,071
     Accumulated depreciation and amortization             (726,332)        (711,329)
                                                        -----------     ------------
                                                          1,409,036        1,402,742
                                                        -----------     ------------
Current Assets
     Cash and cash equivalents                               20,166           26,935
     Accounts receivable                                    140,038           74,295
     Gas costs due from customers                             4,549            5,127
     Allowance for doubtful accounts                         (6,244)          (6,626)
     Accrued utility revenues                                87,968           17,141
     Materials and supplies--principally at average cost     18,206           17,207
     Storage gas--at cost (first-in, first-out)              72,809           80,481
     Deferred income taxes                                   19,634           19,662
     Other prepayments--principally taxes                    15,710           14,888
     Other                                                      307              648
                                                         -----------    ------------
                                                            373,143          249,758
                                                         -----------    ------------
Deferred Charges and Other Assets
     Regulatory assets                                       79,704           84,278
     Other                                                   29,743           29,946
                                                         ----------     ------------
                                                            109,447          114,224

                  Total Assets                          $ 1,891,626     $  1,766,724
                                                        ===========     ============


The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                          WASHINGTON GAS LIGHT COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                                         December 31,   September 30,
                                                             1999           1999
                                                         ------------   ------------
                                                          (Unaudited)

                                                                (Thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
     Common shareholders' equity (Notes 4 and 5)        $  709,427      $  684,034
     Preferred stock (Note 4)                               28,413          28,420
     Long-term debt (Note 3)                               507,041         506,084
                                                        ----------      ----------
                                                         1,244,881       1,218,538

Current Liabilities
     Current maturities of long-term debt                    1,488           1,431
     Notes payable                                         173,564         113,067
     Accounts and wages payable                            113,158         118,108
     Dividends declared                                     14,506          14,507
     Customer deposits and advance payments                 15,235          15,853
     Gas costs due to customers                             10,943          11,321
     Accrued taxes                                          32,089           5,226
     Other                                                  14,177           5,613
                                                        ----------      ----------
                                                           375,160         285,126

Deferred Credits
     Unamortized investment tax credits                     19,214          19,439
     Deferred income taxes                                 151,681         156,495
     Other                                                 100,690          87,126
                                                        ----------      ----------
                                                           271,585         263,060
                                                        ----------      ----------

          Total Capitalization and Liabilities          $1,891,626      $1,766,724
                                                        ==========      ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                          WASHINGTON GAS LIGHT COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                      Three Months Ended
                                                              ----------------------------------
                                                                December 31,       December 31,
                                                                   1999               1998
                                                              -----------------------------------
                                                              (Thousands, Except Per Share Data)

UTILITY OPERATIONS
   Operating Revenues                                         $     310,516       $      297,349
     Less: Cost of gas                                              164,902              158,919
           Revenue taxes                                             11,682               11,069
                                                              -------------       --------------
  Net Revenues                                                      133,932              127,361
                                                              -------------       --------------

  Other Operating Expenses
     Operation                                                       35,540               44,324
     Maintenance                                                      6,467                9,268
     Depreciation and amortization                                   15,965               14,305
     General taxes                                                    4,460                5,537
     Loss from agreement to sell utility property (Note 2)              --                 3,300
     Income taxes                                                    22,484               15,123
                                                              -------------        -------------
                                                                     84,916               91,857
                                                              -------------        -------------
             Utility Operating Income                                49,016               35,504
                                                              -------------        -------------

NON-UTILITY OPERATIONS
  Operating Revenues
     Energy marketing                                                43,754               23,188
     Heating, ventilating and air conditioning                       10,220                6,979
     Customer financing                                                 576                  995
     Other non-utility                                                  500                  364
                                                              -------------        -------------
                                                                     55,050               31,526
                                                              -------------        -------------
  Other Operating Expenses
     Non-utility operating expenses                                  52,149               31,235
     Income taxes                                                     1,123                  109
                                                              -------------        -------------
                                                                     53,272               31,344
                                                              -------------        -------------
             Non-Utility Operating Income                             1,778                  182
                                                              -------------        -------------

TOTAL OPERATING INCOME                                               50,794               35,686
Other Income (Expenses)--Net                                           (345)                (790)
                                                              -------------        -------------
INCOME BEFORE INTEREST EXPENSE                                       50,449               34,896
                                                              -------------        -------------
INTEREST EXPENSE
     Interest on long-term debt                                       8,497                8,761
     Other                                                            2,173                1,220
                                                              -------------        -------------
                                                                     10,670                9,981
                                                              -------------        -------------
NET INCOME                                                           39,779               24,915
DIVIDENDS ON PREFERRED STOCK                                            333                  333
                                                              -------------        -------------
NET INCOME APPLICABLE TO COMMON STOCK                         $      39,446        $      24,582
                                                              =============        =============
AVERAGE COMMON SHARES OUTSTANDING                                    46,467               45,038
                                                              =============        =============
EARNINGS PER AVERAGE COMMON SHARE--BASIC & DILUTED (Note 4)   $        0.85        $        0.55
                                                              =============        =============
DIVIDENDS DECLARED PER COMMON SHARE                           $       0.305        $       0.300
                                                              =============        =============


The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                          WASHINGTON GAS LIGHT COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Three Months Ended
                                                             ---------------------------------
                                                             December 31,         December 31,
                                                                1999                 1998
                                                             ---------------------------------
                                                                         (Thousands)
OPERATING ACTIVITIES
Net income                                                   $     39,779       $       24,915
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  (USED IN) PROVIDED BY OPERATING ACTIVITIES
   Depreciation and amortization <F1>                              16,956               15,733
   Deferred income taxes--net                                      (2,721)              (3,687)
   Amortization of investment tax credits                            (225)                (231)
   Allowance for funds used during construction                      (254)                (406)
   Loss from agreement to sell utility property (Note 2)               --                3,300
   Other noncash charges--net                                      (3,485)               3,626
                                                             ------------         ------------
                                                                   50,050               43,250
CHANGES IN ASSETS AND LIABILITIES
   NET OF ACQUISITIONS AND DISPOSITIONS (Note 2)
   Accounts receivable and accrued utility                       (135,526)             (93,857)
   Gas costs due from/to customers--net                               200                  534
   Storage gas                                                      7,672                4,463
   Other prepayments--principally taxes                              (822)              (1,575)
   Accounts payable                                                (7,864)              21,928
   Wages payable                                                    1,446               (1,658)
   Customer deposits and advance payments                            (618)               2,197
   Accrued taxes                                                   26,862               16,767
   Accrued Interest                                                 8,428                8,396
   Deferred purchased gas costs--net                               18,641               16,621
   Other--net                                                       1,579               (5,292)
                                                             ------------        -------------
       Net Cash (Used in) Provided by Operating Activities        (29,952)              11,774
                                                             -------------       -------------
FINANCING ACTIVITIES
     Common stock issued                                               --               58,577
     Long-term debt issued                                          1,443               26,099
     Long-term debt retired                                          (398)             (11,375)
     Debt issuance costs                                              (55)              (2,248)
     Notes payable--net                                            60,497              (31,907)
     Dividends on common and preferred stock                      (14,505)             (13,452)
                                                             ------------        -------------
       Net Cash Provided by Financing Activities                   46,982               25,694
                                                             ------------        -------------

INVESTING ACTIVITIES
     Capital expenditures                                         (22,436)             (35,864)
     Other investing activities                                    (1,363)                 --
                                                             ------------        -------------
          Net Cash Used in Investing Activities                   (23,799)             (35,864)
                                                             ------------       --------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS<F2>               (6,769)               1,604
Cash and Cash Equivalents at Beginning of Period                   26,935               17,876
                                                             ------------       --------------
Cash and Cash Equivalents at End of Period                   $     20,166       $       19,480
                                                             ============       ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Income taxes paid                                       $        313       $           16
     Interest paid                                           $      2,344       $        1,834


<F1>Includes amounts charged to other accounts.

<F2>Cash  equivalents  are highly  liquid  investments  with a maturity  of three months or less when purchased.


The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                          WASHINGTON GAS LIGHT COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1--GENERAL

         ACCOUNTING MATTERS

         These notes are an integral part of the accompanying consolidated financial statements of Washington Gas Light Company (Washington Gas or the Company) and its subsidiaries. In the opinion of Washington Gas, these financial statements, including the notes hereto, reflect all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results for the periods presented. These financial statements should be read together with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. Certain amounts in financial statements of prior years have been reclassified to conform to the presentation of the current year.

         Due to the seasonal nature of the Company's business, the results of operations shown do not indicate the expected results for the fiscal year ended September 30, 2000.

         USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

         In accordance with generally accepted accounting principles, management makes estimates and assumptions regarding: 1) reported amounts of assets and liabilities; 2) disclosure of contingent assets and liabilities at the date of the financial statements; and 3) reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2--ACQUISITIONS AND DISPOSITIONS

         SHENANDOAH GAS COMPANY

         In November 1998, Shenandoah Gas Company (Shenandoah), a Company subsidiary, entered into an agreement to sell its natural gas utility assets located in West Virginia. At that time, the Company recorded an estimated pre-tax loss of $3.3 million ($2.1 million after-tax). When the sale was consummated in July 1999, the Company reduced the pre-tax loss by $0.4 million for a net pre-tax loss from the transaction of $2.9 million, or $1.8 million after-tax.

         On September 29, 1999, the Company's Board of Directors authorized a merger of Shenandoah into Washington Gas to form a single corporation for the regulated distribution of natural gas. On October 5, 1999, the Company filed an application with the State Corporation Commission of Virginia (SCC of VA) to begin the merger process. The SCC of VA issued an order on December 22, 1999 that approved the merger request, but required that separate accounting records be maintained for the Shenandoah division until the Company files, and the SCC approves, a plan for the merger of the tariffs for Washington Gas Light Company and Shenandoah. In the interim, the Company must continue to fulfill longstanding regulatory reporting requirements for Washington Gas Light Company and Shenandoah as separate entities.

NOTE 3--LONG TERM DEBT

         INTEREST RATE HEDGES AND DEBT ISSUANCES

         At December 31, 1999, the Company had no interest rate hedge agreements outstanding in connection with planned issuances of Medium-Term Notes (MTNs). However, at December 31, 1998, the Company had one interest rate hedge agreement outstanding. The Company accounts for its hedging agreements as hedges of anticipated transactions in accordance with Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts.

         During October 1998, the Company issued $25 million of 10-year MTNs with a coupon rate of 5.49 percent. During June 1998, in order to lock in the Treasury yield for this issuance, the Company entered into an agreement that reflected a forward sale of $24.9 million of 10-year U.S. Treasury notes at a fixed price. The Company unwound its hedge position concurrent with the issuance of the above-mentioned $25 million of MTNs. The $2.1 million that the Company paid associated with the settlement of this hedge agreement was recorded to unamortized debt issuance costs in October 1998 and is being amortized over the life of the MTNs. The effective cost of the debt was 6.74 percent.

         During September 1998, in order to lock in the Treasury yield for an anticipated $39 million MTN issuance related to the refunding of $39 million of 8 3/4 percent First Mortgage Bonds in July 1999, the Company entered into an agreement that reflected the forward sale of $40 million of 10-year U.S. Treasury notes at a fixed price to be paid on July 1, 1999. The Company unwound its hedge position concurrent with the issuance of $50 million of MTNs in early July 1999. The Company received $2.0 million associated with the settlement of this hedge agreement, which it recorded as a reduction to unamortized debt issuance costs. This benefit is being amortized over the life of the MTNs. The effective cost of the debt was 6.31 percent.

NOTE 4--COMMON STOCK, PREFERRED STOCK, AND EARNINGS PER SHARE

         SALE OF COMMON STOCK

         On November 12, 1998, the Company publicly offered two million shares of common stock at $25.0625 per share. On November 18, 1998, the underwriters involved in the offering exercised their option to purchase an additional 300,000 shares from the Company at the same price per share. Net proceeds from the sale amounted to $55.7 million, and were being used for general corporate purposes, including capital expenditures and working capital requirements.

         EARNINGS PER SHARE

         Basic earnings per share (EPS) is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the reported period. Diluted EPS assumes the conversion of convertible preferred stock and the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period. The following table shows the computation of basic and diluted EPS for the three months ended December 31, 1999 and 1998, respectively.

                                                                   Net                           Per Share
                                                                  Income           Shares          Amount
                                                                ---------          ------        ---------
                                                                    (Thousands, Except Per Share Data)
For the Three Months Ended December 31, 1999
--------------------------------------------
      Basic EPS:
           Net Income Applicable to Common Stock                 $39,446         46,467         $0.85

           Effect of Dilutive Securities:
               $4.60 and $4.36 Convertible Preferred Stock,
               Assuming Conversion on October 1, 1999                  3             27

           Stock-Based Compensation Plans                              -             48
                                                                 -------         ------         ------

      Diluted EPS:
           Net Income Applicable to Common Stock
                   Plus Assumed Conversions                      $39,449          46,542        $0.85
                                                                 =======          ======        =====

For the Three Months Ended December 31, 1998
--------------------------------------------
      Basic EPS:
           Net Income Applicable to Common Stock                 $24,582          45,038        $0.55

           Effect of Dilutive Securities:
               $4.60 and $4.36 Convertible Preferred Stock,
               Assuming Conversion on October 1, 1998                  3              26
                                                                 -------          ------        -----
      Diluted EPS:
           Net Income Applicable to Common Stock
                   Plus Assumed Conversions                      $24,585          45,064        $0.55
                                                                 =======          ======        =====


         PREFERRED STOCK REDEMPTION

         On December 29, 1999, the Company notified the stockholders of its $4.36 convertible series preferred stock and its $4.60 convertible series preferred stock that the Board of Directors of Washington Gas Light Company had voted to redeem all outstanding shares of its convertible stock at a price of $100 per share on February 1, 2000. For both series of convertible preferred stock, stockholders of record on January 11, 2000 had the option of accepting the $100 cash redemption value or converting their shares into Washington Gas Light Company common stock. Each share of the $4.36 preferred stock and the $4.60 preferred stock could be converted into 10.29 and 11.39 shares, respectively, of Washington Gas Light Company common stock. Fractional shares were converted to cash based on the value of the preferred stock on the date that the preferred stock certificates were received by the Company's transfer agent. Both series of convertible preferred stock were redeemed on February 1, 2000 as shown in the following table.

                                                                    $4.36 Series      $4.60 Series
                                                                    ------------      ------------

                  Conversions:
                  -----------
                        Preferred Stock Converted                       1,067               382
                        Common Stock Issued                            10,670             4,202
                        Cash Paid for Fractional Shares             $   1,482          $    638

                  Redemptions:
                  -----------
                        Preferred Stock Redeemed                          779               174
                        Total Redemption Cost                       $  77,900          $ 17,400


NOTE 5--STOCK-BASED COMPENSATION

         The Company periodically provides compensation in the form of common stock to keyemployees and Company directors. In February 1999, the shareholders approved the 1999 Incentive Compensation Plan (1999 Plan) that allows the Company to grant up to 1,000,000 shares of common stock to officers and key employees, linked to the achievement of performance goals.

         On October 1, 1999, the Company granted 90,253 nonqualified stock options and 33,622 performance shares to officers under the 1999 Plan, in addition to those options and performance shares that were previously granted earlier in 1999. The stock options vest three years after the date of the grant and expire on the tenth anniversary of the grant date. Since the stock options were granted at the fair market value of the Company's stock on the grant date, no compensation expense was recognized.

         The performance shares granted on October 1, 1999 will vest three years after the date of grant. At the end of the vesting period, the ultimate number of performance shares issued, if any, to the recipients will require the Company to achieve performance goals for total shareholder return relative to a selected peer company group. In accordance with Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees, the Company recognizes estimated compensation expense ratably over the vesting periods of the performance shares.

NOTE 6--OPERATING SEGMENT REPORTING

         The Company reports four operating  segments:  1) regulated utility; 2)
energy  marketing;   3)  heating,   ventilating  and  air  conditioning   (HVAC)
activities; and 4) customer financing.

         With over 95 percent of the Company's assets, the regulated utility segment is the Company's core business. The regulated utility segment provides regulated gas distribution services (including the purchase and delivery of natural gas, meter reading, responding to customer inquiries, and bill preparation), to customers in metropolitan Washington, D.C. and parts of Maryland and Virginia. The energy marketing segment sells natural gas directly to customers, both inside and outside the Company's traditional service territory, in competition with unregulated gas marketers. The HVAC segment designs, renovates and services mechanical heating, ventilating and air conditioning systems for commercial and residential customers. The customer financing segment provides financing for consumer purchases of natural gas appliances and energy-related equipment. Operating segment information is presented in the following table.

                                                                  Non-Utility Operations
                                                      --------------------------------------------------------

                                        Regulated      Energy               Customer     Other       Total       Elim.
                                        Utility       Marketing  HVAC       Financing  Activities  Non-Utility   Other  Consolidated
                                        --------------------------------------------------------------------------------------------
Three Months Ended December 31, 1999
------------------------------------
     Total Revenues                     $  310,516    $43,754    $10,220    $   576    $  500      $55,050     $    -    $   365,566
     Depreciation and Amortization          15,965          7        143         -         -           150          -         16,115
     Operating Expenses                    223,051     42,820      8,746        209       224       51,999          -        275,050
     Income Tax Expense                     22,484        382        512        126       103        1,123         105        23,712
     Net Interest Expense                   10,572         -          56         41         1           98          -         10,670
     Net Income (Loss)                      38,444        545        763        200       172        1,680        (345)       39,779
     Total Assets                        1,808,907     40,296     21,565      9,586       319       71,766      10,953     1,891,626
     Capital Expenditures                   22,314         26         96        -          -           122          -         22,436


Three Months Ended December 31, 1998
------------------------------------
     Total Revenues                     $  297,349    $23,188    $ 6,979    $   995    $  364      $31,526     $    -     $  328,875
     Depreciation and Amortization          14,305          7         39         -         -            46          -         14,351
     Operating Expenses                    232,417     23,739      6,557        491       402       31,189          -        263,606
     Income Tax Expense (Benefit)           15,123       (195)       139        179       (14)         109        (426)       14,806
     Net Interest Expense                    9,877         -          60         41         3          104          -          9,981
     Net Income (Loss)                      25,627       (363)       184        284       (27)          78        (790)       24,915
     Total Assets                        1,750,937     24,854     12,716      4,033       692       42,295      (2,315)    1,790,917
     Capital Expenditures                   35,512         -         352        -          -           352          -         35,864


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS.

         Certain matters discussed in this report, excluding historical information, include forward-looking statements. Words, including, but not limited to, "estimates," "expects," "anticipates," "intends," "believes," "plans," and variations of these words, identify forward-looking statements that involve uncertainties and risks.

         These statements are necessarily based upon various assumptions with respect to the future, including: 1) economic, competitive, political and regulatory conditions and developments; 2) capital and energy commodity market conditions; 3) changes in relevant laws and regulations, including tax, environmental and employment laws and regulations; 4) weather conditions; 5) legislative, regulatory and judicial mandates and decisions; 6) timing and success of business and product development efforts; 7) technological improvements; 8) the pace of deregulation efforts and the availability of other competitive alternatives; 9) estimates of future costs or the effect on future operations as a result of events that could result from the Year 2000 issue described herein; and 10) other uncertainties. Such uncertainties are difficult to predict accurately and are generally beyond the Company's direct control. Accordingly, while it believes that the assumptions are reasonable, the Company cannot ensure that all expectations and objectives will be realized. Readers are urged to use care and consider the risks, uncertainties and other factors that could affect the Company's business as described in this Quarterly Report on Form 10-Q. All forward-looking statements made in this Quarterly Report on Form 10-Q rely upon the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

         This management's discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED DECEMBER 31, 1999 VS. DECEMBER 31, 1998

         Earnings
         --------

         For the quarter ended December 31, 1999, net income applicable to common stock was $39.4 million, or $14.9 million higher than the results for the same period last year. Basic and diluted earnings per average common share were $0.85, compared to $0.55 per average common share last year. Increased deliveries to firm customers, primarily attributable to more favorable weather conditions and an increase in customers this year, caused net utility revenues to increase by $6.6 million or $0.09 per average common share over the same quarter last year. An $11.6 million or 21.6 percent reduction in utility operation and maintenance expenses in the current quarter enhanced earnings per share by $0.16 over the same quarter last year. In addition, the Company's three major non-utility operations contributed $0.03 per average common share, a $0.03 improvement over the quarter ended December 31, 1998. Results for the quarter ended December 31, 1998 included a $2.1 million ($0.05 per average common share) nonrecurring net loss from the disposal of a subsidiary's natural gas utility assets located in West Virginia. Additional shares outstanding in the current quarter caused earnings per average common share to be $0.03 lower than the same quarter last year.

         Net Revenues
         ------------

          Net revenues for the current period increased by $6.6 million (5.2 percent) from the same period last year to $133.9 million. This improvement caused earnings per average common share to rise by $0.09 over the quarter ended December 31, 1998. The following table compares gas sales and deliveries, degree days, and customer meter information for the quarters ended December 31, 1999 and 1998.

                                                                                       Three Months Ended
                                                                                           December 31,
                                                                                      --------------------
                                                                                        1999         1998
                                                                                      -------      -------
Gas Sales and Deliveries  (thousands of therms)

    Firm
       Gas Sold and Delivered                                                         284,210      292,096
       Gas Delivered for Others                                                        69,263       32,334
                                                                                      -------      -------
                                                                                      353,473      324,430
    Interruptible                                                                     -------      -------
       Gas Sold and Delivered                                                           9,417       15,158
       Gas Delivered for Others                                                        74,304       75,070
                                                                                      -------      -------
                                                                                       83,721       90,228
    Electric Generation                                                               -------      -------
       Gas Delivered for Others                                                        25,755       13,453
                                                                                      -------      -------
                Total Deliveries                                                      462,949      428,111
                                                                                      =======      =======
Degree Days

    Actual                                                                              1,295        1,224
    Normal                                                                              1,368        1,376

Customer Meters  (end of period)                                                      863,258      837,974


         Gas Delivered to Firm Customers

         The level of gas delivered to firm customers is highly sensitive to the variability of weather, because a large portion of the Company's deliveries of natural gas is used for space heating. The Company's rates are based on normal weather. Currently, the Company has no weather normalization tariff provision in any of its jurisdictions. However, it does have declining block rates in its Maryland and Virginia jurisdictions that reduce the impact on net revenues of deviations from normal weather. See the discussion below under "Regulatory Matters" with respect to proposed tariff changes in Maryland that include a weather normalization provision.

         Firm therm deliveries increased by 29.0 million therms (9.0 percent) in the current quarter, reflecting a 3.0 percent rise in the number of customer meters and a 5.8 percent increase in heating degree days over last year. Weather for the three months ended December 31, 1999 was 5.3 percent warmer than normal while weather for the same period last year was 11.0 percent warmer than normal. Net revenues generated from delivering gas for others are equivalent on a per unit basis to those earned on bundled gas services, or transactions in which customers purchase both the natural gas commodity and the associated delivery service from the Company. Therefore, the Company does not experience any loss of margins from customers that choose to purchase their gas from a third-party supplier.

         Gas Delivered to Interruptible Customers

         Deliveries to interruptible customers during the quarter ended December 31, 1999 decreased by 6.5 million therms or 7.2 percent from the same period last year, because of decreased demand from interruptible customers. The effect on net income of changes in delivered volumes and prices to the interruptible class is minimized by margin-sharing arrangements embedded in the Company's interruptible rate design. Under these arrangements, the Company applies a majority of the margins earned on interruptible gas sales and deliveries to firm customers' rates. This occurs once the Company reaches a pre-established gross margin threshold or occurs in exchange for shifting many fixed costs of providing service from the interruptible to the firm class.

         Gas Delivered for Electric Generation

         The Company sells and/or delivers gas to two companies that use natural gas to fuel their electric generation facilities in Maryland. Deliveries to these customers in the current quarter increased by 12.3 million therms (91.4 percent) over the same period last year. The Company shares a significant majority of the margins earned on deliveries of gas to these customers with firm customers and, therefore, changes in volumes delivered between periods have an immaterial effect on net revenues and net income.

         Other Utility Operating Expenses
         --------------------------------

         Operation and maintenance expenses decreased $11.6 million (21.6 percent) from the prior year's levels. This reduction improved earnings per average common share by $0.16 over the same quarter of last year. Labor-related expenses applicable to pension and postretirement medical and life insurance benefits fell by approximately $2.6 million in the current quarter from the prior year's level. Similar favorable variations in these benefit expenses are expected for the remaining quarters of fiscal year 2000. Other impacts in the current quarter include $1.5 million of lower technology expenses and $1.0 million of lower advertising expenses. The current quarter reflects the absence of some expenses that are likely to be delayed until subsequent quarters of the current fiscal year. Although operation and maintenance expenses for subsequent quarters of the current fiscal year are likely to be higher than the quarter just completed, the Company anticipates that such expenses for all of fiscal year 2000 will be less than the level incurred for all of fiscal year 1999.

         Depreciation and amortization increased by $1.7 million (11.6 percent) in the current quarter because of the Company's increased investment in property, plant and equipment. This caused earnings per average common share to fall by $0.02 when compared to the same quarter last year. Included in this increase is $1.0 million of amortization related to the completion of an enterprise-wide software system in fiscal year 1999. Going forward, the quarterly amortization associated with this system should continue to approximate this amount.

         Income taxes, including amounts reflected in Non-Utility Operating Results and Other Income (Expenses)--Net, increased by $8.9 million, primarily due to higher pre-tax income generated this quarter. The effective income tax rates were 37.35 percent and 37.28 percent for the first fiscal quarters of 2000 and 1999, respectively.

         Non-Utility Operating Results
         -----------------------------

         The Company has three primary unregulated operating segments: 1) energy marketing; 2) heating, ventilating and air conditioning (HVAC); and 3) customer financing. The results from those operations, plus the impact of other incidental unregulated activities increased after-tax net operating income by $1.6 million from the same period last year to $1.8 million for the quarter ended December 31, 1999. Earnings per average common share derived from non-utility activities were $0.04 in the current quarter. There was no contribution to earnings per share from these activities in the quarter ended December 31, 1998. The following table compares the financial results, after taxes and interest expense, from non-utility activities for the quarters ended December 31, 1999 and 1998.

             Net Income (Loss) Applicable to Non-Utility Activities


                                                                         Three Months Ended December 31,
                                                                         -------------------------------
                                                                          1999                     1998
                                                                         ------                   -----
                                                                                  (Thousands)
                  Energy Marketing                                       $  545                   $(363)
                  HVAC                                                      763                     184
                  Customer Financing                                        200                     284
                  Other Non-Utility                                         172                     (27)
                                                                         ------                   -----
                  Total                                                  $1,680                   $  78
                                                                         ======                   =====

         Energy Marketing

         The Company's retail energy marketing subsidiary, Washington Gas Energy Services (WGEServices), sells natural gas in competition with unregulated marketers and unregulated subsidiaries of other utility companies. WGEServices continued to expand rapidly as the subsidiary sold 13.4 billion cubic feet (bcf) of gas in the current quarter, an increase of 76.9 percent from 7.6 bcf sold in the first quarter of fiscal year 1999. Approximately 25 percent of the total gas sold by WGEServices in each quarter were sold to customers who do not take delivery service from the regulated utility. Revenues increased from $23.2 million in the quarter ended December 31, 1998 to $43.8 million in the quarter ended December 31, 1999, an 88.7 percent increase. Improvements in revenues and net income for the energy marketing segment were due primarily to the continuing growth of WGEServices' customer base and an increase in the proportion of customers who are billed on the basis of their monthly usage as contrasted with a fixed monthly bill. Results of energy marketing for the quarter are not necessarily representative of the results that should be expected for the entire fiscal year due to seasonal usage differences and the level of customer acquisition costs that may be incurred as this business segment grows.

         HVAC

         The HVAC segment designs, renovates and services mechanical heating, ventilating and air conditioning systems for commercial and residential customers. Revenues derived from the Company's HVAC activities increased from $7.0 million in the quarter ended December 31, 1998 to $10.2 million in the quarter ended December 31, 1999, a 46.4 percent increase. The improvement by the HVAC segment is attributable to the commercial portion of this segment undertaking large installations at an increasing number of customers' facilities. The results for HVAC also include an immaterial loss from the Company's investment in Primary Investors, LLC (Primary Investors), a residential and light commercial HVAC entity in which the Company acquired a 50 percent interest in August 1999. The net loss at Primary Investors results from the incurrence of start-up costs necessary to integrate the companies it is acquiring. For fiscal year 2000, the Company anticipates that its investment in Primary Investors will be accretive to its earnings.

         Customer Financing

         The customer financing segment provides financing for consumer purchases of natural gas appliances and energy-related equipment. Net income from customer financing decreased $84,000 in the current quarter due to a lower volume of contracts sold by the Company to banks and higher interest rates charged by the banks to the Company.

         Interest Expense

         Total interest expense increased by $689,000 (6.9 percent) from the same period last year, reflecting the following changes:

      Composition of the Changes in Interest Expense:


                                                                                          Increase/(Decrease)
                                                                                          -------------------
                                                                                              (Thousands)
                  Long-Term Debt                                                                $(264)
                  Short-Term Debt                                                                 860
                  Other                                                                            93
                                                                                                -----
                     Total                                                                      $ 689
                                                                                               ======


         The decrease in interest on long-term debt of $264,000 was primarily due to a $1.1 million decline in the average amount of long-term debt outstanding and a decrease of 0.21 percentage points in the weighted-average cost of such debt. The embedded cost of long-term debt outstanding at December 31, 1999 was 6.8 percent. The increase in interest on short-term debt of $860,000 was due to a $48.7 million rise in the average amount of short-term debt outstanding and an increase of 0.57 percentage points in the weighted-average cost of such debt.

LIQUIDITY AND CAPITAL RESOURCES

         SHORT-TERM CASH REQUIREMENTS AND RELATED FINANCING

         The Company's business is highly weather sensitive and seasonal. Approximately 75 percent of the Company's therms delivered (excluding deliveries for electric generation) occur in the first and second fiscal quarters. This weather sensitivity causes short-term cash requirements to vary significantly during the year. Cash requirements peak in the fall and winter months when accounts receivable, accrued utility revenues and storage gas are at or near their highest levels. After the winter heating season, these assets are converted into cash and are used to liquidate short-term debt and acquire storage gas for the subsequent heating season.

         At December 31, 1999, the Company had notes payable outstanding, which consist of bank loans and commercial paper, of $173.6 million as compared to $113.1 million at September 30, 1999. The increase in notes payable from September 1999 was primarily due to the Company's increased use of short-term debt to finance the seasonal increase in accounts receivable and accrued utility revenues from normal levels.

         LONG-TERM CASH REQUIREMENTS AND RELATED FINANCING

       To fund construction expenditures and other capital requirements, the Company draws upon both internal and external sources of cash. The Company's ability to generate adequate cash internally depends upon a number of factors, including the timing and amount of rate increases received and the level of therm deliveries. The Company's last significant base rate increase became effective in December 1994. The number of customer meters and the variability of the weather from normal levels significantly affect the level of therms delivered.

         CASH FLOW FROM OPERATING ACTIVITIES

         Net cash used in operating activities totaled $30.0 million during the first three months of fiscal year 2000 compared to $11.8 million of net cash provided by operating activities for the same period last year. The decrease in cash from operating activities was primarily the result of: 1) higher funds used to support accounts receivable and accrued utility revenues as a result of increased therm deliveries due to a greater number of heating degree days; and
2) a decrease in the source of cash reflected in accounts payable primarily as a result of increased gas prices during the current quarter. Partially offsetting these uses of cash were: 1) an increase in net income, adjusted for non-cash items; and 2) an increase in accrued taxes, primarily due to higher taxable income.

         CASH FLOW FROM FINANCING ACTIVITIES

         During the first three months of fiscal year 2000, there were no issuances or redemptions of common stock. Last year $55.7 million was raised through the sale of 2.3 million shares of common stock, and an additional $2.9 million was raised from shares issued through the Dividend Reinvestment and Common Stock Purchase Plan and the Employee Savings Plans for the same period last year.

         Through the quarter ended December 31, 1998, the Company issued $1.4 million of long-term debt related to the funding of construction projects.

         CASH FLOW FROM INVESTING ACTIVITIES

         Capital expenditures for the first three months of fiscal year 2000 were $22.4 million, on a budget of $125.3 million for fiscal year 2000, compared to capital expenditures of $35.9 million in the first three months of fiscal year 1999. The decline was attributable to a $4.3 million decrease in capital expenditures associated with the Company's enterprise-wide software system during the first three months of fiscal year 2000, as well as the completion of a number of construction projects during the first three months of fiscal year 1999.

         Sales of Accounts Receivable
         ----------------------------

         During the three months ended December 31, 1999, the Company sold, with recourse, $6.3 million of non-utility accounts receivable, compared to $7.7 million in the three months ended December 31, 1998.

OTHER FACTORS AFFECTING THE COMPANY

         Corporate Structure

         In December 1999, Washington Gas Light Company announced its intention, subject to receipt of the necessary approvals, to reorganize its corporate structure to form a holding company known as WGL Holdings, Inc. As a result of the reorganization, WGL Holdings, Inc. would be a "public utility holding company" under the Public Utility Holding Company Act of 1935. Washington Gas Light Company is taking the necessary steps to obtain regulatory and shareholders' approvals and filed an S-4 registration statement with the Securities and Exchange Commission on February 2, 2000. Under the new structure, Washington Gas Light Company, as the regulated utility, and the subsidiaries it currently holds, would each operate as separate subsidiaries of WGL Holdings, Inc. Washington Gas Light Company will continue to operate as the regulated
local  natural  gas  distribution   company
throughout the Washington, D.C. metropolitan region. At the March 3, 2000 Annual Meeting, shareholders of record on January 13, 2000 will vote on this proposal.

         REGULATORY MATTERS

         On January 6, 2000, the Company announced that it filed with the Maryland Public Service Commission an agreement that will, if approved by the Commission, freeze basic delivery rates at the present levels and insulate Maryland customers from potential rate increases over the next five years. The only adjustments that may occur will be for material changes in costs due to extraordinary events such as tax rate changes or new regulatory requirements. The agreement also includes the potential to reduce customers' bills and increase returns to shareholders through the use of an earnings-sharing mechanism. In addition, there is a provision for residential heating customers that will reduce fluctuations in customers' bills due to the effects of weather.

         YEAR 2000

         The change to the Year 2000 had the potential to affect the Company's software programs and computing infrastructure that use two-digit years to define the applicable year, rather than four-digit years. As such, they could have recognized a date using "00" as being the year 1900 rather than the year 2000. That could have resulted in the computer or device shutting down, performing incorrect computations or performing inconsistently. Through the implementation of its Year 2000 program, the Company continued to operate successfully through the turn of the century and into the New Year.

         The Company is now focusing on the next significant date, February 29, and other key dates through the remainder of the year. The Company continues to monitor its systems carefully as programs that run monthly or quarterly go into operation. While the Company's plans for the remainder of the year take into consideration the experience of the year-end date change, it believes continued diligence will be required for much of the upcoming year. The Company believes it is taking all reasonable steps necessary to continue to operate successfully.

         The following discussion provides a summary of the major components of the Company's Year 2000 program.

         Business Application Systems
         ----------------------------

         The Company resolved Year 2000 issues surrounding business-application systems by remediating 18 systems to recognize the turn of the century and replacing 21 systems with new systems that provide additional business management information and recognize four-digit years.

         The Company installed an enterprise-wide software system that replaced 19 business application systems, including its financial, human resources and supply chain systems. Two other systems were replaced with systems that were not included in the enterprise-wide software initiative. These 21 business applications represented approximately one-half of the business application software code requiring remediation or replacement.

         The Company also replaced or remediated and tested critical end-user applications (i.e., PC-based databases), as necessary.

         Embedded Systems
         ----------------

         The Company contacted all manufacturers of the components of its embedded systems that it identified during a comprehensive inventory as being critical or important to its operations. Based on information provided by those manufacturers, approximately 3 percent of the date-sensitive components identified by the Company were non-compliant. All critical and important components were remediated, tested and placed back into production.

         Vendor and Supplier Relationships
         ---------------------------------

         The Company contacted in writing or through face-to-face discussions all vendors and suppliers of products and services that it considered critical or important to its operation. Those contacts included providers of interstate transportation capacity and storage, natural gas suppliers, financial institutions and electric, telecommunications and water companies. The Company did not identify any disruptions by those suppliers, or their products or services, associated with the transition to the Year 2000.

         Independent Verification and Validation
         ---------------------------------------

         The company worked with external consultants to verify and validate the Company's Year 2000 remediation and replacement strategies and results for both business applications and embedded systems.

         Customer Communications
         -----------------------

         The Company informed its major interruptible customers about the potential vulnerability of embedded boiler and plant control systems. These customers were advised to assess the need for remediation and/or replacement of these systems as part of their Year 2000 programs to ensure their ability to switch to an alternate fuel source, as required by applicable tariffs and contracts, if called on to do so. The Company required its interruptible customers to switch to their alternate fuel sources on the morning of December 31, 1999. Once the Company had successfully transitioned into the new millennium and confirmed that its natural gas suppliers and transporters were continuing to operate successfully, the Company notified its interruptible customers that they could resume natural gas usage. No other planned or unplanned interruptions associated with the transition to the Year 2000 have occurred.

         In addition, the Company explained its Year 2000 efforts to customers through individual, community and association presentations; responses to written inquires; brochures mailed to customers that explained the Company's program; and its website.

         Other customers were advised of the potential effects of the transition to the Year 2000 through a variety of consumer outreach and educational forums.

         Business Continuity Planning
         ----------------------------

         As part of its normal business practice, the Company maintains plans to follow during emergency circumstances. These plans were used as a basis to build the Company's continuity plan for potential Year 2000-related problems associated with the millennial date change and for other critical dates through 2000. The Company managed specific Year 2000 continuity operations from a command center during the millennium change and will continue to do so at other points in time on an as-needed basis. The Company has informed its employees, as it did for the millennium change, that every employee will be expected to work or be available to work during the leap year transition period to address possible effects associated with the February 29 date change.

         Financial Implications
         ----------------------

         The following table reflects the amounts charged to expense and capitalized for the quarter ended December 31, 1999 and the fiscal years ending September 30, 1999, 1998 and 1997 for business-application systems remediation, embedded systems replacement, end-user applications remediation and replacement, independent verification and validation costs and business continuity initiatives.

         -----------------------------------------------------------------------
         Business-application systems remediation, embedded systems replacement, end-user applications remediation and replacement, and independent verification and validation
         -----------------------------------------------------------------------

         (millions)                   2000              1999               1998              1997           Total
         ---------                    ----              ----               ----              ----           -----

         Expense                      $ -               $2                 $ 1               $1             $ 4
         Capital                      $1                $3                 $ 1               $-             $ 5

         -----------------------------------------------------------------------
         Business-application software systems replacement
         -----------------------------------------------------------------------

         (millions)                   2000              1999               1998              1997           Total
         ---------                    ----              ----               ----              ----           -----
         Expense                      $ -               $ 4                $  4              $ -            $ 8
         Capital                      $ -               $21                $19               $ -            $40


         The Company does not anticipate incurring any significant additional Year 2000-related costs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
               OF THE COMPANY.

         The Company has interest rate risk exposure related to long-term debt. Additionally, the Company's subsidiary, Washington Gas Energy Services (WGEServices) has price risk exposure related to gas marketing activities. For information regarding the Company's exposure related to these risks, see Item 7A in the Company's most recently filed Form 10-K. The Company's risk associated with interest rates has not materially changed from September 30, 1999. At December 31, 1999, WGEServices' open position was not material to the Company's financial position or results of operations.

PART II.  OTHER INFORMATION


Item 5. OTHER INFORMATION.

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

27.1       Financial Data Schedule

99.0       Computation of Ratio of Earnings to Fixed Charges

99.1 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

(b)  Reports on Form 8-K:

       o Washington Gas Light Company filed a Current Report on Form 8-K, dated January 6, 2000, announcing that it filed, with the Maryland Public Service Commission, an agreement with the Maryland Office of Peoples Counsel and the Maryland Public Service Commission Staff on an incentive rate plan. In part, the agreement includes provisions to freeze customer rates over the next five years along with an earnings-sharing mechanism. The agreement is subject to review and approval of the Public Service Commission of Maryland.

       o Washington Gas Light Company filed a Current Report on 8-K, dated December 30, 1999, announcing its intention, pending necessary shareholder and regulatory approvals, to reorganize its corporate structure to form a holding company known as WGL Holdings, Inc.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    WASHINGTON GAS LIGHT COMPANY
                                                    ----------------------------
                                                           (Registrant)


Date          February 11, 2000                  /s/   Robert E. Tuoriniemi
              -----------------                 --------------------------------
                                                       Robert E. Tuoriniemi
                                                           Controller
                                                 (Principal Accounting Officer)