Form 10-Q
period 2000-03-31
WASHINGTON GAS LIGHT CO
filed 2000-05-15
CIK 104819

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

                  For the quarterly period ended MARCH 31, 2000

OR

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
                                            ----------------

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
                      Washington, D.C. 20080
                      (703) 750-4440


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $1.00 par value           46,480,143                 April 30, 2000
----------------------------        ----------------              --------------
         Class                      Number of Shares                   Date


================================================================================

                                Table of Contents


                                                                                                         Page
                                                                                                         ----
PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements....................................................................      2

                  Consolidated Balance Sheets.........................................................    2-3
                  Consolidated Statements of Income...................................................    4-5
                  Consolidated Statements of Cash Flows...............................................      6
                  Notes to Consolidated Financial Statements..........................................   7-15

     Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...............................................................  16-32

     Item 3.  Quantitative and Qualitative Disclosures About Market Risks
                  of the Company......................................................................     33

PART II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders.....................................     33

     Item 5.  Other Information ......................................................................     34

     Item 6.  Exhibits and Reports on Form 8-K........................................................     34

SIGNATURE ............................................................................................     35

                                      - 1 -

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          WASHINGTON GAS LIGHT COMPANY

                           CONSOLIDATED BALANCE SHEETS


                                                                                  March 31,        September 30,
                                                                                    2000              1999
                                                                                -------------      -------------
                                                                                (Unaudited)

                                                                                          (Thousands)

ASSETS

PROPERTY PLANT AND EQUIPMENT
     At original cost                                                             $ 2,159,281        $ 2,114,071
     Accumulated depreciation and amortization                                       (739,516)          (711,329)
                                                                                -------------      -------------
                                                                                    1,419,765          1,402,742
                                                                                -------------      -------------
CURRENT ASSETS
     Cash and cash equivalents                                                         20,170             26,935
     Accounts receivable                                                              195,299             74,295
     Gas costs due from customers                                                       3,872              5,127
     Allowance for doubtful accounts                                                   (6,896)            (6,626)
     Accrued utility revenues                                                          55,947             17,141
     Materials and supplies--principally at average cost                               17,174             17,207
     Storage gas--at cost (first-in, first-out)                                        28,699             80,481
     Deferred income taxes                                                             17,833             19,662
     Other prepayments--principally taxes                                              11,439             14,888
     Other                                                                              1,654                648
                                                                                -------------      -------------
                                                                                      345,191            249,758
                                                                                -------------      -------------

DEFERRED CHARGES AND OTHER ASSETS
     Regulatory assets                                                                 77,399             84,278
     Other                                                                             35,300             29,946
                                                                                -------------      -------------
                                                                                      112,699            114,224
                                                                                -------------      -------------

                  Total Assets                                                    $ 1,877,655        $ 1,766,724
                                                                                =============      =============

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                          WASHINGTON GAS LIGHT COMPANY

                           CONSOLIDATED BALANCE SHEETS


                                                                                  March 31,       September 30,
                                                                                    2000              1999
                                                                                -------------    --------------
                                                                                (Unaudited)
                                                                                            (Thousands)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION

     Common shareholders' equity (Notes 4 and 5)                                $     760,638    $      684,034
     Preferred stock (Note 4)                                                          28,173            28,420
     Long-term debt (Note 3)                                                          506,963           506,084
                                                                                -------------    --------------
                                                                                    1,295,774         1,218,538
                                                                                -------------    --------------
CURRENT LIABILITIES
     Current maturities of long-term debt                                               1,545             1,431
     Notes payable                                                                    103,889           113,067
     Accounts and wages payable                                                       135,691           118,108
     Dividends declared                                                                14,756            14,507
     Customer deposits and advance payments                                             8,010            15,853
     Gas costs due to customers                                                         5,134            11,321
     Accrued taxes                                                                     43,478             5,226
     Other                                                                              5,435             5,613
                                                                                -------------    --------------
                                                                                      317,938           285,126
                                                                                -------------    --------------

DEFERRED CREDITS
     Unamortized investment tax credits                                                18,989            19,439
     Deferred income taxes                                                            160,108           156,495
     Other                                                                             84,846            87,126
                                                                                -------------    --------------
                                                                                      263,943           263,060
                                                                                -------------    --------------

                  Total Capitalization and Liabilities                          $   1,877,655    $    1,766,724
                                                                                =============    ==============


The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                          WASHINGTON GAS LIGHT COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                -----------------------------------
                                                                                   March 31,             March 31,
                                                                                     2000                  1999
                                                                                --------------       --------------
                                                                                 (Thousands, Except Per Share Data)


UTILITY OPERATIONS
  Operating Revenues                                                            $     392,314       $      392,481
     Less: Cost of gas                                                                200,214              195,310
           Revenue taxes                                                               15,540               15,730
                                                                                -------------       --------------
  Net Revenues                                                                        176,560              181,441
                                                                                -------------       --------------
  Other Operating Expenses

     Operation                                                                         39,534               41,344
     Maintenance                                                                        7,686                9,762
     Depreciation and amortization                                                     16,326               14,692
     General taxes                                                                      5,905                5,992
     Income taxes                                                                      35,282               36,999
                                                                                -------------       --------------
                                                                                      104,733              108,789
                                                                                -------------       --------------
             Utility Operating Income                                                  71,827               72,652
                                                                                -------------       --------------

NON-UTILITY OPERATIONS
  Operating Revenues (Note 8)
     Energy marketing                                                                  63,255               44,704
     Heating, ventilating and air conditioning                                         11,679                8,758
     Customer financing                                                                 1,111                1,023
     Other non-utility revenues                                                           244                  452
     Gain on sales of non-utility assets                                                  346                   --
                                                                                -------------       --------------
                                                                                       76,635               54,937
                                                                                -------------       --------------
  Other Operating Expenses

     Non-utility operating expenses                                                    70,815               51,868
     Income taxes                                                                       1,530                1,120
                                                                                -------------       --------------
                                                                                       72,345               52,988
                                                                                -------------       --------------
             Non-Utility Operating Income                                               4,290                1,949
                                                                                -------------       --------------

TOTAL OPERATING INCOME                                                                 76,117               74,601
                                                                                -------------       --------------

Other Income (Expenses)--Net                                                              425                 (580)
                                                                                -------------       ---------------

INCOME BEFORE INTEREST EXPENSE                                                         76,542               74,021
                                                                                -------------       --------------

INTEREST EXPENSE
     Interest on long-term debt                                                         9,043                8,596
     Other                                                                              2,256                  581
                                                                                -------------       --------------
                                                                                       11,299                9,177
                                                                                -------------       --------------

NET INCOME                                                                             65,243               64,844
DIVIDENDS ON PREFERRED STOCK                                                              330                  333
                                                                                -------------       --------------

NET INCOME APPLICABLE TO COMMON STOCK                                           $      64,913       $       64,511
                                                                                =============       ==============

AVERAGE COMMON SHARES OUTSTANDING                                                      46,475               46,293
                                                                                =============       ==============

EARNINGS PER AVERAGE COMMON SHARE--BASIC (Note 4)                               $        1.40       $         1.39
                                                                                =============       ==============

EARNINGS PER AVERAGE COMMON SHARE--DILUTED (Note 4)                             $        1.39       $         1.39
                                                                                =============       ==============

DIVIDENDS DECLARED PER COMMON SHARE                                             $       0.310       $        0.305
                                                                                =============       ==============

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.


                          WASHINGTON GAS LIGHT COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                                          Six Months Ended
                                                                               -----------------------------------
                                                                                  March 31,             March 31,
                                                                                    2000                  1999
                                                                               --------------       --------------
                                                                                (Thousands, Except Per Share Data)

UTILITY OPERATIONS
  Operating Revenues                                                           $      702,830       $      689,830
     Less: Cost of gas                                                                365,116              354,229
           Revenue taxes                                                               27,222               26,799
                                                                               --------------       --------------
  Net Revenues                                                                        310,492              308,802
                                                                               --------------       --------------
  Other Operating Expenses

     Operation                                                                         75,074               85,668
     Maintenance                                                                       14,153               19,030
     Depreciation and amortization                                                     32,291               28,997
     General taxes                                                                     10,365               11,529
     Loss from agreement to sell utility property (Note 2)                                 --                3,300
     Income taxes                                                                      57,766               52,122
                                                                               --------------       --------------
                                                                                      189,649              200,646
                                                                               --------------       --------------
             Utility Operating Income                                                 120,843              108,156
                                                                               --------------       --------------

NON-UTILITY OPERATIONS
  Operating Revenues (Note 8)
     Energy marketing                                                                 107,009               67,892
     Heating, ventilating and air conditioning                                         21,899               15,737
     Customer financing                                                                 1,687                2,018
     Other non-utility revenues                                                           744                  816
     Gain on sales of non-utility assets                                                  711                   --
                                                                               --------------       --------------
                                                                                      132,050               86,463
                                                                               --------------       --------------
  Other Operating Expenses

     Non-utility operating expenses                                                   122,964               83,103
     Income taxes                                                                       2,781                1,229
                                                                               --------------       --------------
                                                                                      125,745               84,332
                                                                               --------------       --------------
             Non-Utility Operating Income                                               6,305                2,131
                                                                               --------------       --------------

TOTAL OPERATING INCOME                                                                127,148              110,287
                                                                               --------------       --------------

Other Income (Expenses)--Net                                                             (157)              (1,370)
                                                                               ---------------      ---------------

INCOME BEFORE INTEREST EXPENSE                                                        126,991              108,917
                                                                               --------------       --------------

INTEREST EXPENSE
     Interest on long-term debt                                                        17,495               17,470
     Other                                                                              4,474                1,688
                                                                               --------------       --------------
                                                                                       21,969               19,158
                                                                               --------------       --------------

NET INCOME                                                                            105,022               89,759
DIVIDENDS ON PREFERRED STOCK                                                              663                  666
                                                                               --------------       --------------

NET INCOME APPLICABLE TO COMMON STOCK                                          $      104,359       $       89,093
                                                                               ==============       ==============

AVERAGE COMMON SHARES OUTSTANDING                                                      46,472               45,584
                                                                               ==============       ==============

EARNINGS PER AVERAGE COMMON SHARE--BASIC (Note 4)                              $         2.25       $         1.95
                                                                               ==============       ==============

EARNINGS PER AVERAGE COMMON SHARE--DILUTED (Note 4)                            $         2.24       $         1.95
                                                                               ==============       ==============

DIVIDENDS DECLARED PER COMMON SHARE                                            $        0.615       $        0.605
                                                                               ==============       ==============


The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                          WASHINGTON GAS LIGHT COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                          Six Months Ended
                                                                                ----------------------------------
                                                                                    March 31,          March 31,
                                                                                      2000               1999
                                                                                ---------------     --------------
                                                                                            (Thousands)

OPERATING ACTIVITIES
Net income                                                                      $      105,022       $      89,759
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    (USED IN) PROVIDED BY OPERATING ACTIVITIES
     Depreciation and amortization<F1>                                                  34,881              32,117
     Deferred income taxes--net                                                          7,801              (6,849)
     Amortization of investment tax credits                                               (450)               (458)
     Accrued/deferred pension cost--net                                                 (6,713)                (39)
     Allowance for funds used during construction                                         (439)               (972)
     Loss from agreement to sell utility property (Note 2)                                  --               3,300
     Other noncash charges (credits)--net                                                 (508)               (177)
                                                                                --------------       -------------
                                                                                       139,594             116,681
CHANGES IN ASSETS AND LIABILITIES
   NET OF ACQUISITIONS AND DISPOSITIONS (Note 2)
     Accounts receivable and accrued utility revenues                                 (159,540)           (117,643)
     Gas costs due from/to customers--net                                               (4,932)             (3,121)
     Storage gas                                                                        51,782              63,078
     Other prepayments--principally taxes                                                3,449               1,823
     Accounts payable                                                                   13,276              17,460
     Wages payable                                                                       4,337                (110)
     Customer deposits and advance payments                                             (7,843)            (10,384)
     Accrued taxes                                                                      38,252              45,907
     Deferred purchased gas costs--net                                                   6,577              29,439
     Other--net                                                                            974              (2,429)
                                                                                --------------       -------------
          Net Cash Provided by Operating Activities                                     85,926             140,701
                                                                                --------------       -------------

FINANCING ACTIVITIES
     Common stock issued                                                                    --              61,241
     Long-term debt issued                                                               1,830              27,196
     Long-term debt retired                                                               (775)            (19,925)
     Debt issuance costs                                                                  (118)             (2,258)
     Notes payable--net                                                                 (9,178)           (108,338)
     Dividends on common and preferred stock                                           (28,995)            (27,696)
     Other financing activities                                                            443                  76
                                                                                --------------       -------------
          Net Cash Used in Financing Activities                                        (36,793)            (69,704)
                                                                                --------------       -------------

INVESTING ACTIVITIES
     Capital expenditures                                                              (49,706)            (75,251)
     Investment in Limited Liability Company                                            (4,800)                 --
     Other investing activities                                                         (1,392)                 --
                                                                                --------------       -------------
          Net Cash Used in Investing Activities                                        (55,898)            (75,251)
                                                                                --------------       -------------

DECREASE IN CASH AND CASH EQUIVALENTS<F2>                                               (6,765)             (4,254)
Cash and Cash Equivalents at Beginning of Period                                        26,935              17,876
                                                                                --------------       -------------
Cash and Cash Equivalents at End of Period                                      $       20,170       $      13,622
                                                                                ==============       =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Income taxes paid                                                          $       19,354       $      14,347
     Interest paid                                                              $       22,035       $      19,988


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


                          WASHINGTON GAS LIGHT COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1--GENERAL

         ACCOUNTING MATTERS

         These notes are an integral part of the accompanying consolidated financial statements of Washington Gas Light Company (Washington Gas Light or the Company) and its subsidiaries. In the opinion of Washington Gas Light, these financial statements, including the notes hereto, reflect all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results for the periods presented. These financial statements should be read together with Washington Gas Light's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. Certain amounts in the financial statements of prior years have been reclassified to conform to the presentation of the current year.

         Due to the seasonal nature of Washington Gas Light's business, the results of operations shown do not indicate the expected results for the fiscal year ended September 30, 2000.

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

NOTE 2--RESTRUCTURING AND RELATED ORGANIZATIONAL CHANGES

         CORPORATE STRUCTURE

         At its March 3, 2000, Annual Meeting of Shareholders, Washington Gas Light's shareholders voted to form a holding company known as WGL Holdings, Inc. (WGL Holdings). Under the new structure, Washington Gas Light, as the regulated utility, and the subsidiaries it currently holds, will each operate as separate subsidiaries of WGL Holdings, Inc. WGL Holdings and Washington Gas Light are taking the necessary steps to have the new structure in place this summer. These steps include approval by the State Corporation Commission of Virginia (SCC of VA) and the approval of an application that has been filed with the Securities and Exchange Commission.

         Upon the effective date of the reorganization, certificates previously representing shares of Washington Gas Light common stock will automatically represent the same number of shares of WGL Holdings common stock and will entitle the holder to receive a certificate of WGL Holdings. After the reorganization, all serial preferred stock of Washington Gas Light will remain issued and outstanding as shares of Washington Gas Light serial preferred stock. The dividend rate for the preferred stock will not be changed and those dividends will continue to be paid by Washington Gas Light.

         All outstanding  indebtedness  and other  obligations of Washington Gas
Light will remain as obligations of Washington Gas Light after the reorganization. Immediately after the consummation of the merger, WGL Holdings, Inc. will have no outstanding securities other than common stock, but could issue other securities in the future. Holders of Washington Gas Light medium-term notes will continue as security holders of Washington Gas Light.

         SUBSIDIARY MERGERS

         Shenandoah Gas  Company--On  September 29, 1999, the Company's Board of
         -----------------------
Directors authorized a merger of a Company subsidiary, Shenandoah Gas Company (Shenandoah), into Washington Gas Light to form a single corporation for the regulated distribution of natural gas. On December 22, 1999, the SCC of VA issued an order that approved the merger request, but required that Shenandoah continue to operate as a division with separate accounting records until the Company files, and the SCC of VA approves, a plan for the merger of the tariffs for Washington Gas Light and Shenandoah. In the interim, the Company must continue to fulfill longstanding regulatory reporting requirements for Washington Gas Light and Shenandoah as separate entities.

         Certificates of Merger were issued by the District of Columbia Department of Consumer and Regulatory Affairs, effective March 22, 2000, and by the SCC of VA, effective April 1, 2000. Shenandoah was merged into Washington Gas Light effective April 1, 2000.

         Virginia Intrastate Pipeline  Company--Effective  December 28, 1999, an
         -------------------------------------
inactive Company subsidiary, Virginia Intrastate Pipeline Company (VIPCo) was merged into Washington Gas Light. VIPCo was originally organized to construct and operate a natural gas pipeline. Construction of the proposed project was subsequently cancelled and, as a result, VIPCo has been inactive for a number of years. VIPCo was inactive at the time of the merger.

         NEW SUBSIDIARY

         In January 2000, the Company established WG Maritime Plaza I, Inc. (WG Maritime), to hold Washington Gas Light's interest in a venture formed to develop a 12-acre parcel of land in Southeast Washington, D.C. that the Company has owned since 1888. In May 1999, the Company announced its intention to pursue commercial development of this site in partnership with a national developer. The Company is proposing to lease the site to the venture under a long-term ground lease and to receive a carried interest. The Company will not play an active role in any development or management activities. The Company is not contributing any capital to this venture. WG Maritime is a subsidiary of Washington Gas Resources, Corp., a wholly owned subsidiary of Washington Gas Light that serves as the parent company for most of the Company's non-utility subsidiaries. No expenditures were made by WG Maritime through March 31, 2000, and future expenditures by WG Maritime are not expected to be material.

         DISPOSITION OF WEST VIRGINIA ASSETS

         In November 1998, Shenandoah entered into an agreement to sell virtually all of its natural gas utility assets located in West Virginia. At that time, the Company recorded an estimated pre-tax loss of $3.3 million ($2.1 million after-tax). When the sale was consummated on July 1, 1999, the Company reduced the pre-tax loss by $0.4 million for a net pre-tax loss from the transaction of $2.9 million, or $1.9 million after-tax.

         The new owner is serving Shenandoah's former 3,800 natural gas customers in Martinsburg and Berkeley County, West Virginia. To ensure continued natural gas service in the Eastern

Panhandle of West Virginia, the Shenandoah division provides natural gas transportation service to the new owner. Shenandoah continues to provide natural gas service to more than 11,000 customers in the northern Shenandoah Valley of Virginia.

NOTE 3--LONG-TERM DEBT

         UNSECURED MEDIUM-TERM NOTES

         The Company issues unsecured Medium Term Notes (MTNs) whose terms are individually set as to interest rate, maturity and any call or put option. These notes can have maturity dates of one or more years from date of issuance.

     On April 3, 2000, Washington Gas Light issued $8,500,000 of MTNs at an interest rate of 7.5 percent. The notes mature on April 1, 2030, but the holders have the option to put these notes to the Company over the 30-day period prior to April 1, 2010.

         On April 6, 2000, the Company issued $4,000,000 of MTNs at an interest rate of 7.5 percent, with a maturity date of April 6, 2010.

         INTEREST RATE HEDGES AND DEBT ISSUANCES

         At March 31, 2000, the Company had no interest rate hedge agreements outstanding in connection with planned issuances of MTNs. However, at March 31, 1999, the Company had one interest rate hedge agreement outstanding. The Company accounts for its hedging agreements as hedges of anticipated transactions in accordance with Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts.

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

         During September 1998, in order to lock in the Treasury yield for an anticipated $39 million MTN issuance related to the refunding of $39 million of 8-3/4 percent First Mortgage Bonds in July 1999, the Company entered into an agreement that reflected the forward sale of $40 million of 10-year U.S. Treasury notes at a fixed price to be paid on July 1, 1999. The Company unwound its hedge position concurrent with the issuance of $50 million of MTNs in early July 1999. The Company received $2.0 million associated with the settlement of this hedge agreement, which it recorded as a reduction to unamortized debt issuance costs. This benefit is being amortized over the life of the MTNs. The effective cost of the debt was 6.31 percent.

NOTE 4--COMMON STOCK, PREFERRED STOCK AND EARNINGS PER SHARE

         SALE OF COMMON STOCK

         On November 12, 1998, the Company publicly offered two million shares of common stock at $25.0625 per share. On November 18, 1998, the underwriters involved in the offering exercised their option to purchase an additional 300,000 shares from the Company at the same price per share. Net proceeds of $55.7 million were used for general corporate purposes, including capital expenditures.

         EARNINGS PER SHARE

         Basic earnings per share (EPS) is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the reported period. Diluted EPS assumes the conversion of convertible preferred stock and the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period. The following tables show the computation of basic and diluted EPS for the three months and six months ended March 31, 2000 and 1999.


                                                                     Net                         Per Share
                                                                   Income         Shares           Amount
                                                                 ----------      --------        ---------
                                                                      (Thousands, Except Per Share Data)

For the Three Months Ended March 31, 2000
-----------------------------------------
      Basic EPS:
           Net Income Applicable to Common Stock                   $ 64,913        46,475           $1.40

           Effect of Dilutive Securities:
               $4.60 and $4.36 Convertible Preferred Stock,                            14
                  Assuming Conversion on January 1, 2000<F1>

               Stock-Based Compensation Plans                            --            53
                                                                 ----------      --------

      Diluted EPS:
           Net Income Applicable to Common Stock
               Plus Assumed Conversions                            $ 64,913        46,542           $1.39
                                                                 ==========      ========           =====


For the Three Months Ended March 31, 1999
-----------------------------------------
      Basic EPS:
           Net Income Applicable to Common Stock                   $ 64,511        46,293           $1.39

           Effect of Dilutive Securities:
               $4.60 and $4.36 Convertible Preferred Stock,
                  Assuming Conversion on January 1, 1999                  3            24
                                                                 ----------      --------

      Diluted EPS:
           Net Income Applicable to Common Stock
               Plus Assumed Conversions                            $ 64,514        46,317           $1.39
                                                                 ==========      ========           =====


<F1>All outstanding convertible preferred stock was either converted or redeemed on February 1, 2000.




                                                                     Net                         Per Share
                                                                   Income         Shares           Amount
                                                                 ----------      --------        ---------
                                                                      (Thousands, Except Per Share Data)

For the Six Months Ended March 31, 2000
---------------------------------------
      Basic EPS:
           Net Income Applicable to Common Stock                   $104,359        46,472           $2.25

           Effect of Dilutive Securities:
               $4.60 and $4.36 Convertible Preferred Stock,               6            19
                  Assuming Conversion on October 1, 1999<F1>

           Stock-Based Compensation Plans                                --            51
                                                                 ----------      --------

      Diluted EPS:
           Net Income Applicable to Common Stock
               Plus Assumed Conversions                            $104,365        46,542           $2.24
                                                                 ==========      ========           =====


For the Six Months Ended March 31, 1999
---------------------------------------
      Basic EPS:
           Net Income Applicable to Common Stock                    $89,093        45,584           $1.95

           Effect of Dilutive Securities:
               $4.60 and $4.36 Convertible Preferred Stock,
                  Assuming Conversion on October 1, 1998                  6            24
                                                                 ----------      --------

      Diluted EPS:
           Net Income Applicable to Common Stock
               Plus Assumed Conversions                             $89,099        45,608           $1.95
                                                                 ==========      ========           =====



<F1>All outstanding convertible preferred stock was either converted or redeemed on February 1, 2000.



         PREFERRED STOCK REDEMPTION

         On December 29, 1999, the Company notified the stockholders of its $4.36 convertible series preferred stock and its $4.60 convertible series preferred stock that the Board of Directors of Washington Gas Light had voted to redeem all outstanding shares of its convertible stock at a price of $100 per share on February 1, 2000. For both series of convertible preferred stock, stockholders had the option of accepting the $100 cash redemption value or converting their shares into Washington Gas Light common stock. Each share of the $4.36 preferred stock and the $4.60 preferred stock could be converted into
10.29 and 11.39 shares, respectively, of Washington Gas Light common stock. Fractional shares were converted to cash based on the value of the preferred stock on the date that the preferred stock certificates were received by the Company's transfer agent. Both series of convertible preferred stock were redeemed on February 1, 2000 as shown in the following table.


                                                    $4.36 Series      $4.60 Series
                                                    ------------      ------------

        Conversions:
        ------------
          Shares of Preferred Stock Converted           1,067               382
          Shares of Common Stock Issued                10,670             4,202
          Cash Paid for Fractional Shares            $  1,482          $    638


        Redemptions:
        ------------
          Shares of Preferred Stock Redeemed              779               174
          Total Redemption Cost                      $ 77,900          $ 17,400


NOTE 5--STOCK-BASED COMPENSATION

         The Company periodically provides compensation in the form of common stock to key employees and Company directors. The stock-based compensation plans are designed to promote the Company's long-term success by attracting, recruiting and retaining key employees, and giving certain employees and Company directors an ownership interest in Washington Gas Light, thereby promoting a closer identity of interests between those individuals and the Company's stockholders. The following sections describe stock awarded under these plans.

         STOCK GRANTS TO DIRECTORS

         Non-employee directors receive a portion of their annual retainer fee in the form of common stock through the Directors' Stock Compensation Plan. On January 3, 2000, a total of 5,600 shares of common stock was granted to directors from the Company's treasury stock. The fair value of the common stock on the grant date was $26.25 per share.


NOTE 6--ENVIRONMENTAL MATTERS

         The Company has identified up to ten sites where Washington Gas Light, its subsidiaries, or their predecessors may have operated manufactured gas plants (MGP). The Company last used any such plant in 1984. In connection with these operations, the Company is aware that certain by-products of the gas manufacturing process are present at or near some former sites and may be present at others.

         At one of the former MGP sites, studies show the presence of coal tar under the site and an adjoining property. The Company's risk assessment study performed on the site shows that there is no unacceptable risk to human health or the environment. The Company has taken steps to control the movement of contaminants into an adjacent river by installing a water treatment system that removes and treats contaminated groundwater at the site. The Company received approval from governmental authorities for a comprehensive remedial plan for the majority of the site that will allow commercial development of the Company's property. The Company has signed a development agreement with a national developer to enter a ground lease and obtain a carried interest in the commercial development. Financing for the project is pending. Approval of a remedial plan for the remainder of the site, which consists of an adjoining property owned by a separate entity, is expected soon.

         At another former MGP site, a local government has notified the Company about the detection of a substance in an adjacent river that may be related to this site. This same local government owned and operated the MGP for the majority of the life of the plant. The local government sold the MGP to a company, which was subsequently merged into Washington Gas Light. Washington Gas Light retired the MGP many years ago. In addition, the Company is aware that the local government has had communications about this condition with federal environmental authorities. At this time, the extent and nature of the contamination and the Company's related obligation, if any, to perform or contribute to remediation cannot be determined. The Company is holding discussions with the local government and may participate in studies to assess the extent and nature of contamination, as well as the need for appropriate remediation.

         See Note 9 to the Consolidated Financial Statements in the Washington Gas Light Company 1999 Annual Report on Form 10-K for a discussion of the other eight sites.


NOTE 7--COMMITMENTS AND AND CONTINGENCIES

         MARYLAND REGULATORY MATTERS

         On January 6, 2000, the Company announced that it filed with the Public Service Commission of Maryland (PSC of MD or the Commission) a non-unanimous settlement agreement that would, if approved by the Commission, freeze basic delivery rates at the present levels and insulate Maryland customers from potential rate increases over the next five years. The only adjustments that could occur would be for material changes in costs due to extraordinary events, such as tax rate changes or new regulatory requirements. The agreement also included the potential to reduce customers' bills and increase returns to shareholders through the use of an earnings-sharing mechanism. In addition, the agreement included a provision for residential heating customers that would reduce fluctuations in customers' bills due to the effects of weather deviations from normal levels.

         On April 28, 2000, the hearing examiner assigned to this proceeding issued a "Proposed Order of Hearing Examiner" (Proposed Order) which recommends that the PSC of MD reject the proposed settlement. This recommendation is based upon the hearing examiner's conclusion that the settlement does not adequately address historical disproportionate rates of return among classes of customers. The Proposed Order will become a final Order of the PSC of MD on May 30, 2000, unless either a party to the proceeding files an appeal with the Commission or the Commission modifies or reverses the Proposed Order. At the present time, the Company intends to file an appeal with the Commission.


         DISTRICT OF COLUMBIA REGULATORY MATTERS

         On February 17, 2000, the District of Columbia's Office of the People's Counsel (OPC) filed a complaint with the Public Service Commission of the District of Columbia (PSC of DC) requesting an investigation into the rates and charges of Washington Gas Light. The complaint alleges that: 1) the actual return on equity earned by Washington Gas Light is significantly higher than authorized by the PSC of DC; and 2) the return on equity that the PSC of DC authorizes Washington Gas Light to earn is higher than is appropriate, given current economic conditions.

         On February 28, 2000, Washington Gas Light submitted an "Answer" to the PSC of DC requesting the dismissal of the OPC complaint chiefly on the grounds that the OPC's analysis of the Company's rates was substantively flawed. The Company is in the process of responding to questions made by the PSC of DC Staff. The Company is unable to predict when or how the PSC of DC will take action on the complaint filed by OPC.

         Furthermore, on May 12, 2000, OPC filed a motion requesting leave to reply to Washington Gas Light's Answer and a reply to the Company's Answer, asserting that Washington Gas Light's Answer failed to demonstrate that a rate investigation is unnecessary and once again is asking the PSC of DC to open an investigation. The Company has 10 days to file a reply.

NOTE 8--OPERATING SEGMENT REPORTING

         The Company reports four operating  segments:  1) regulated utility; 2)
energy  marketing;   3)  heating,   ventilating  and  air  conditioning   (HVAC)
activities; and 4) customer financing.

         With nearly 95 percent of the Company's assets, the regulated utility segment is the Company's core business. The regulated utility segment provides regulated gas distribution services (including the purchase and delivery of natural gas, meter reading, responding to customer inquiries, and bill preparation), to customers in metropolitan Washington, D.C. and parts of Maryland and Virginia. The energy marketing segment sells natural gas directly to customers, both inside and outside the Company's traditional service territory, in competition with unregulated gas marketers. The HVAC segment designs, renovates and services mechanical heating, ventilating and air conditioning systems for commercial and residential customers. The customer financing segment provides financing for consumer purchases of natural gas appliances and energy-related equipment. Operating segment information is presented in the following table.


                                                                      Non-Utility Operations
                                                  ------------------------------------------------------
                                     Regulated     Energy            Customer     Other         Total     Elim./
                                      Utility     Marketing   HVAC   Financing  Activities  Non-Utility   Other        Consolidated
                                     ----------------------------------------------------------------------------------------------
                                                               (In thousands of dollars)

Three Months Ended March 31,  2000
----------------------------------
     Total Revenues                  $  392,314   $ 63,255  $11,679   $1,111     $ 244     $ 76,289      $    --         $  468,603
     Depreciation and Amortization       16,326          7      142       --        --          149           --             16,475
     Operating Expenses<F1>             268,879     59,855   10,098      518      (151)      70,320           --            339,199
     Income Tax Expense                  35,282      1,186      684      212      (552)       1,530         (296)            36,516
     Net Interest Expense                11,229          5       20       45        --           70           --             11,299
     Net Income (Loss)                   60,598      2,202      735      336       947        4,220          425             65,243
     Total Assets                     1,773,987     52,439   27,035    7,855       332       87,661       16,007          1,877,655
     Capital Expenditures                27,230          6       34       --        --           40           --             27,270

Three Months Ended March 31, 1999
---------------------------------
     Total Revenues                  $  392,481   $ 44,704  $ 8,758   $1,023     $ 452     $ 54,937      $    --         $  447,418
     Depreciation and Amortization       14,692          8       46       --        --           54           --             14,746
     Operating Expenses<F1>             268,138     43,150    8,063      424       177       51,814           --            319,952
     Income Tax Expense (Benefit)        36,999        536      245      217       122        1,120         (230)            37,889
     Net Interest Expense                 9,071          3       64       39        --          106           --              9,177
     Net Income (Loss)                   63,581      1,007      340      343       153        1,843         (580)            64,844
     Total Assets                     1,750,937     24,854   12,716    4,033       692       42,295       (2,315)         1,790,917
     Capital Expenditures                39,234         19      135       --        --          154           --             39,388


Six Months Ended March 31, 2000
-------------------------------
     Total Revenues                  $  702,830   $107,009  $21,899   $1,687     $ 744     $131,339      $    --         $  834,169
     Depreciation and Amortization       32,291         14      285       --        --          299           --             32,590
     Operating Expenses<F1>             491,930    102,675   18,844      727      (292)     121,954           --            613,884
     Income Tax Expense                  57,766      1,568    1,196      338      (321)       2,781         (317)            60,230
     Net Interest Expense                21,801          5       76       86         1          168           --             21,969
     Net Income (Loss)                   99,042      2,747    1,498      536     1,356        6,137         (157)           105,022
     Total Assets                     1,773,987     52,439   27,035    7,855       332       87,661       16,007          1,877,655
     Capital Expenditures                49,544         32      130       --        --          162           --             49,706


Six Months Ended March 31, 1999
-------------------------------
     Total Revenues                  $  689,830   $ 67,892  $15,737   $2,018     $ 816     $ 86,463      $    --         $  776,293
     Depreciation and Amortization       28,997         15       85       --        --          100           --             29,097
     Operating Expenses<F1>             500,555     66,889   14,620      915       579       83,003           --            583,558
     Income Tax Expense (Benefit)        52,122        341      384      396       108        1,229         (656)            52,695
     Net Interest Expense                18,948          3      124       80         3          210           --             19,158
     Net Income (Loss)                   89,208        644      524      627       126        1,921       (1,370)            89,759
     Total Assets                     1,750,937     24,854   12,716    4,033       692       42,295       (2,315)         1,790,917
     Capital Expenditures                74,745         19      487       --        --          506           --             75,251


     <F1>Includes cost of gas and revenue taxes during all reporting periods and
     a  gain on the  sales of   non-utility  assets  during the  quarter and six
     months ended March 31, 2000.

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

       7) technological improvements;

       8) the pace of deregulation efforts and the availability of other competitive alternatives; and

       9) other uncertainties.

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

         This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 2000 VS. MARCH 31, 1999

         EARNINGS
         --------

         For the quarter ended March 31, 2000, net income applicable to common stock totaled $64.9 million, or $0.4 million higher than the results for the same period last year. Basic and diluted earnings per average common share in the current quarter were $1.40 and $1.39, respectively, compared to basic and diluted earnings per share of $1.39 for the same quarter in fiscal year 1999. Results for the quarter ended March 31, 2000, included a nonrecurring gain of $0.02 per average common share associated with the sales of two minor non-utility investments.

         There were 7.9 percent fewer degree days during the current quarter compared with the same quarter last year. However, the Company was able to increase its basic earnings per share because of a 2.9 percent increase in its customer base, a 7.6 percent reduction in utility operation and maintenance expenses and continued profitable growth by its energy-related retail activities.

         Reductions in utility operation and maintenance expenses enhanced earnings per average common share by $0.05 over the same quarter last year. In total, utility operation and maintenance expenses fell by $3.9 million to $47.2 million, primarily due to the absence of expenses in the current quarter from the Company's former West Virginia operations, reductions in bad debt expenses, and the postponement of some operating activities from the current quarter until later in the fiscal year. A $1.6 million increase in depreciation and amortization expenses, resulting primarily from the completion of a new enterprise-wide software system during the second half of fiscal year 1999, reduced earnings by $0.02 per average common share.

         The Company's major non-utility operations earned $0.09 per average common share in the quarter ended March 31, 2000, compared to $0.04 in the same quarter of last year. The increase was primarily attributable to improvements by the unregulated energy marketing segment and the heating, ventilating and air conditioning (HVAC) segment, as well as the $0.02 nonrecurring gain from the sale of minor non-utility investments.

         NET REVENUES
         ------------

         Net revenues for the quarter ended March 31, 2000, decreased by $4.9 million (2.7 percent) from the same period last year to $176.6 million and reduced earnings per average common share by $0.06 from the quarter ended March 31, 1999. As shown in the following table, a 3.3 percent increase in the number of customers served by the Company's continuing operations, partially offset by
7.9 percent warmer weather, resulted in a 1.3 percent increase in firm therm deliveries by the Company's continuing operations. Nonetheless, net revenues decreased primarily because of the absence of approximately $2.0 million of net revenues in the current quarter from the West Virginia operations that were sold in July 1999, as well as a 19.1 percent decline in therm deliveries to interruptible customers served by the Company's continuing operations. In addition, on a per therm basis, net revenues earned by the Company on wholesale gas deliveries to the new owner of the West Virginia utility assets are significantly lower than those earned on direct sales and deliveries to the West Virginia customers during fiscal year 1999, reflecting a lower cost of delivering gas on a wholesale basis. The lower price per therm earned on deliveries to the wholesale provider of the Company's former West Virginia customers reduced the Company's net revenues by approximately $2 million from the quarter ended March 31, 1999.


                                                   GAS STATISTICS

                                                                 Three Months Ended
                                                                      March 31,
                                                              -------------------------                  Percent
                                                                   2000          1999       Variance    Inc.(Dec.)
                                                              -----------     ---------     --------    ----------

Gas Sales and Deliveries  (thousands of therms)

    Firm
       Gas Sold and Delivered
            Continuing operations                                 368,684        437,740       (69,056)     (15.8)
            West Virginia operations                                   --          3,178        (3,178)    (100.0)

       Gas Delivered for Others
            Continuing operations                                 163,037         87,124        75,913       87.1
            West Virginia operations                                   --          2,853        (2,853)    (100.0)
                                                              -----------      ---------     ---------
                                                                  531,721        530,895           826        0.2
                                                              -----------      ---------     ---------
    Interruptible
       Gas Sold and Delivered
            Continuing operations                                   8,705         16,331        (7,626)     (46.7)
            West Virginia operations                                   --          3,221        (3,221)    (100.0)

       Gas Delivered for Others                                    81,892         95,704       (13,812)     (14.4)
                                                              -----------      ---------     ---------
                                                                   90,597        115,256       (24,659)     (21.4)
                                                              -----------      ---------     ---------
    Electric Generation
       Gas Delivered for Others                                    27,598         16,290        11,308       69.4
                                                              -----------      ---------     ---------
                Total Deliveries                                  649,916        662,441       (12,525)      (1.9)
                                                              ===========      =========     =========

Degree Days
    Actual                                                          1,953          2,121          (168)      (7.9)
    Normal                                                          2,135          2,147           (12)      (0.6)
       Percent Cooler (Warmer) than Normal                          (8.5%)         (1.2%)

Customer Meters  (end of period)
    Continuing operations                                         872,122        843,889        28,233        3.3
    West Virginia operations                                           --          3,781        (3,781)    (100.0)
                                                              -----------      ---------     ---------
                Total Customer Meters                             872,122        847,670        24,452        2.9
                                                              ===========      =========     =========


        Gas Delivered to Firm Customers

         The level of gas delivered to firm customers is highly sensitive to weather variability, because a large portion of the Company's deliveries of natural gas is used for space heating. The Company's rates are based on normal weather and none of the tariffs for the jurisdictions in which the Company operates currently have a provision for weather normalization. However, the Company does have declining block rates in its Maryland and Virginia jurisdictions that reduce the impact that deviations from normal weather have on net revenues. See the discussion below under "Regulatory Matters" with respect to proposed tariff changes in Maryland that include a weather normalization provision.

         During the three months ended March 31, 2000, firm therm deliveries rose by 826,000 therms or 0.2 percent over the same quarter last year. This increase primarily reflects a 3.3 percent rise in the number of customer meters from continuing operations, partially offset by the absence of sales this quarter to nearly 3,800 customers of the Company's former West Virginia operations. Firm therm deliveries were also adversely affected by a 7.9 percent decrease in heating degree days from last year. Weather for the three months ended March 31, 2000, was 8.5 percent warmer than normal, while weather for the same period last year was 1.2 percent warmer than normal.

         As an increasing number of customers choose to buy the natural gas commodity from third-party suppliers, the volume of firm therm deliveries from continuing operations to customers who purchase both the natural gas commodity and delivery service as a "bundled" service from Washington Gas Light decreased from 437.7 million therms in the three months ended March 31, 1999 to 368.7 million therms during the current quarter, or a decline of 15.8 percent. This decrease was more than offset as the volume of firm gas delivered for others from the Company's continuing operations rose from 87.1 million therms to 163.0 million therms, an 87.1 percent increase. On a per unit basis, the net revenues that Washington Gas Light earns from delivering gas for others are the same as it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from the Company. Therefore, the Company does not experience any loss of margins when customers choose to purchase their gas from a third-party supplier.

         Gas Delivered to Interruptible Customers

         Deliveries to interruptible customers during the quarter ended March 31, 2000, decreased by 24.7 million therms or 21.4 percent from the same period last year, primarily because of decreased demand by interruptible customers and the absence of interruptible gas deliveries during the current quarter from the Company's former West Virginia operations. The effect on net income of changes in delivered volumes and prices to the interruptible class is minimized by margin-sharing arrangements embedded in the Company's interruptible rate design. Under these arrangements, the Company applies a majority of the margins earned on interruptible gas sales and deliveries to firm customers' rates. This occurs once the Company reaches a pre-established gross margin threshold or occurs in exchange for shifting many of the fixed costs of providing service from the interruptible to the firm class.



         Gas Delivered for Electric Generation

         The Company sells and/or delivers gas to two companies that use natural gas to fuel their electric generation facilities in Maryland. Deliveries to these customers in the current quarter increased by 11.3 million therms (69.4 percent) over the same period last year. The Company shares a significant majority of the margins earned from gas deliveries to these customers with firm customers. Therefore, changes in the volume of interruptible gas deliveries do not have a material effect on either net revenues or net income.

         OTHER UTILITY OPERATING EXPENSES
         --------------------------------

         Operation and maintenance expenses for the three months ended March 31, 2000, declined by $3.9 million (7.6 percent) from the prior year's levels. This reduction improved earnings per average common share by $0.05 over the same quarter of last year. The results for the quarter ended March 31, 1999, included $2.6 million of operation and maintenance expenses from the Company's former West Virginia operations. Other key factors that contributed to the variance in operation and maintenance expenses for this quarter compared with the same quarter last year include:

        o a $2.3 million reduction in pension and postretirement medical and life insurance benefits, a quarterly reduction that is expected to continue through the remainder of fiscal year 2000;

        o a $1.8 million reduction in bad debt expense, which resulted from the Company's continuing improvements to its collection practices; and

        o a $1.9 million increase in labor expense over the same quarter last year, primarily reflecting increases in employee wages and incentives, partially offset by a 4.1 percent reduction in the number of utility employees.

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

         Depreciation and amortization increased by $1.6 million (11.1 percent) in the current quarter because of the Company's increased investment in property, plant and equipment. This caused earnings per average common share to fall by $0.02 when compared to the same quarter last year. Included in this increase is $1.0 million of amortization related to the completion of an enterprise-wide software system in the second half of fiscal year 1999. Going forward, the quarterly amortization associated with this system should continue to approximate this amount.

         Utility income taxes decreased by $1.7 million, primarily due to a 4.7 percent decline in pre-tax utility operating income this quarter. For utility operations, the effective income tax rates were 36.8 percent for the second fiscal quarters of both 2000 and 1999.


         NON-UTILITY RESULTS
         -------------------

         The Company has three primary unregulated operating segments: 1) energy marketing; 2) HVAC; and 3) customer financing. The results from those operations, plus the impact of other incidental unregulated activities increased net operating income (after income taxes, but before interest expense) by $2.3 million from the same period last year to $4.3 million in the current quarter. After applicable interest expense, earnings per average common share derived from non-utility activities were $0.09 in the current quarter, an increase of $0.05 over the same quarter last year. The increase in non-utility earnings includes a nonrecurring gain of $0.02 per average common share from a subsidiary's sales of certain venture funds and a preferred stock interest. The following table compares the financial results, after taxes and interest expense, from non-utility activities for the quarters ended March 31, 2000 and 1999.


                                   Net Income (Loss) Applicable to Non-Utility Activities
                                        (In thousands of dollars, except percentages)

                                                                   Three Months Ended
                                                                        March 31,
                                                                ------------------------                  Percent
                                                                    2000          1999       Variance    Inc.(Dec.)
                                                                 ---------      --------     --------    ----------
        Energy Marketing                                            $2,202        $1,007       $1,195      118.7

        HVAC:
              Commercial                                               962           340          622      182.9
              Residential--Equity Earnings from Primary               (227)           --         (227)        --

        Customer Financing                                             336           343           (7)      (2.0)

        Other Non-Utility:
              Continuing operations                                     30           153         (123)     (80.4)
              Gain from sales of non-utility assets                    917            --          917      100.0
                                                                 ---------      --------     --------
                             Total                                  $4,220        $1,843       $2,377      129.0
                                                                 =========      ========     ========

         Energy Marketing

         The Company's retail energy marketing subsidiary, Washington Gas Energy Services (WGEServices), sells natural gas in competition with unregulated marketers and unregulated subsidiaries of other utility companies. WGEServices continued to expand rapidly as the subsidiary sold 18.4 billion cubic feet (bcf) of gas in the current quarter, an increase of 20.3 percent from 15.3 bcf sold in the second quarter of fiscal year 1999. During the quarters ended March 31, 2000 and 1999, respectively, 22.7 percent and 20.2 percent of these sales were made to customers outside of the service territory of the regulated utility. Revenues increased from $44.7 million in the quarter ended March 31, 1999 to $63.3 million in the quarter ended March 31, 2000, a 41.5 percent increase. These improvements were due primarily to the continuing growth of WGEServices' customer base and an increase in the proportion of customers who are billed on the basis of their monthly usage, as contrasted with a fixed monthly bill.

         The results produced by the energy marketing segment during the current quarter are not necessarily representative of the results that should be expected for the entire fiscal year due to seasonal usage differences and the level of customer acquisition costs that may be incurred as this business segment grows. Furthermore, WGEServices expects to begin selling electricity in the state of Maryland in the near future, representing another factor that could increase expenses as customers are added and cause the currently reported results to be lower in the near future.


         HVAC

         The HVAC segment designs, renovates and services mechanical heating, ventilating and air conditioning systems for commercial and residential customers. Revenues derived from the Company's commercial HVAC activities increased from $8.8 million in the quarter ended March 31, 1999 to $12.0 million in the quarter ended March 31, 2000, while income from those operations rose from $340,000 to $962,000, respectively. The improvement by the Company's commercial HVAC segment resulted from an increase in the number of installations being undertaken at customers' facilities.

         The results for HVAC also include a $227,000 net loss from the Company's investment in Primary Investors, LLC (Primary), a residential and light commercial HVAC entity in which the

Company acquired a 50 percent interest in August 1999. The Company believes that the net loss at Primary results from the incurrence of start-up costs necessary to integrate companies that are being acquired. To date, seven companies have been purchased by Primary with annualized revenues estimated at $30 million. Based on the timing of the acquisitions and the incurrence of integration costs, Washington Gas Light anticipates that it may incur a negligible net loss from Primary in fiscal year 2000.

         Customer Financing

         The customer financing segment provides financing for consumer purchases of natural gas appliances and energy-related equipment. Net income from customer financing fell $7,000 in the current quarter to $336,000 due to a lower volume of contracts sold by the Company to banks, combined with higher interest rates charged by these banks.

         Sales of Non-Utility Assets

         During the quarter ended March 31, 2000, a non-utility Company subsidiary sold a fully reserved preferred stock investment and recorded a pre-tax book gain of $300,000. In addition, the same subsidiary recorded a pre-tax gain of $46,000 from a fully reserved venture fund. For income tax purposes, the sale of the preferred stock investment resulted in a capital loss transaction for which the Company will realize the tax benefit through a capital loss carryback. In total, the Company recorded a $917,000 after-tax gain on these transactions, which includes the tax benefit of the capital loss carryback.

         INTEREST EXPENSE
         ----------------
         Total interest expense increased by $2.1 million (23.1 percent) from the same period last year, reflecting the following changes in interest expense:

                                                 Composition of Interest Expense
                                          (In thousands of dollars, except percentages)

                                                             Three Months Ended
                                                                 March 31,
                                                          -----------------------
                                                                                                       Percent
                                                             2000           1999          Variance    Inc.(Dec.)
                                                          --------        -------         --------    ----------
              Long-Term Debt                              $  9,043         $8,710         $   333         3.8
              Short-Term Debt                                2,153            621           1,532       246.7
              Other (Includes AFUDC)                           103           (154)            257       166.9
                                                          --------        -------         -------
                    Total                                 $ 11,299         $9,177         $ 2,122        23.1
                                                          ========        =======         =======

         The increase in interest on long-term debt of $333,000 was primarily due to a $3.4 million increase in the balance of debt funding of an HVAC construction project for a government agency in Maryland. The interest expense relating to this debt is partially offset by income accrued on the construction project that is recorded in "Other Income (Expenses)--Net." This increase in long-term debt interest was partially offset by a $3.5 million decline in the average balance of First Mortgage Bonds and Medium-Term Notes (MTNs), as well as a decrease of 0.16 percentage points in the weighted-average cost of such debt. The embedded cost of long-term debt outstanding at March 31, 2000, was 6.8 percent.

         The $1.5 million increase in interest on short-term debt was due to a $95.8 million rise in the average short-term debt balance and an increase of
0.92 percentage points in the weighted-average cost of such debt. The average balance of short-term debt outstanding increased during the quarter ended March 31, 2000, primarily due to: 1) the issuance of common stock and MTNs early in fiscal year 1999, of which a portion of the proceeds were used to reduce short-term debt; and 2) increased short-term debt issuances in the current quarter due to a higher volume and cost of storage gas purchases in the quarter ended March 31, 2000, compared with the same quarter last year.

         Other interest expense increased $257,000 due primarily to a decrease in the accrual for allowance for funds used during construction (AFUDC). The decreased accrual for AFUDC reflects a decline in construction work in progress due primarily to the completion of the enterprise-wide software system during the second half of fiscal year 1999, partially offset by the effect of increased interest rates during the second quarter of 2000 compared with the same quarter last year.

         SIX MONTHS ENDED MARCH 31, 2000 VS. MARCH 31, 1999

         EARNINGS
         --------

         For the six months ended March 31, 2000, net income applicable to common stock was $104.4 million, or $15.3 million higher than the results for the same period last year. Basic and diluted earnings per average common share in the current six-month period were $2.25 and $2.24, respectively, compared to basic and diluted earnings per share of $1.95 for the same period in fiscal year 1999. Results for the six months ended March 31, 2000, included a nonrecurring gain of $0.02 per average common share associated with the sales of minor non-utility investments. Results for the six months ended March 31, 1999, included a $2.1 million ($0.05 per average common share) nonrecurring net loss from the agreement to sell the West Virginia natural gas utility assets. Additional shares outstanding in the current six-month period caused earnings per average common share to be $0.04 lower than last year.

         There were 2.9 percent fewer degree days during the first half of this fiscal year, compared with the same period last year. However the Company was able to increase its basic earnings per average common share because of a 2.9 percent increase in its customer base, a 14.8 percent reduction in operation and maintenance expenses and continued profitable growth by its energy-related retail activities.

         Net utility revenues increased $1.7 million, or 0.6 percent, reflecting a 3.5 percent increase in firm therm deliveries due to 2.9 percent customer growth, partially offset by weather that was 2.9 percent warmer than last year. In addition, utility operation and maintenance expenses decreased $15.5 million or 14.8 percent in the current six-month period and enhanced earnings per share by $0.21 over the same period last year. Net utility revenues and operation and maintenance expenses for 1999 include results from a utility subsidiary's West Virginia operations that were subsequently sold in July 1999.

         The Company's three major non-utility operations contributed $0.10 per average common share, a $0.06 improvement over the six months ended March 31, 1999. The increase was primarily attributable to improvements by the unregulated energy marketing and HVAC segments.

         NET REVENUES

         Net revenues for the six months ended March 31, 2000, increased by $1.7 million (0.6 percent) from the same period last year to $310.5 million and caused earnings per average common share to rise by $0.02 over the six months ended March 31, 1999. As shown in the following table, a 3.3 percent increase in the number of customers served by the Company's continuing operations, partially offset by 2.9 percent warmer weather, resulted in a 4.7 percent increase in firm therm deliveries by the Company's continuing operations. These improvements more than offset the $3.2 million of net revenues from the Company's former West Virginia operations that were included in the results for the six months ended March 31, 1999. However, on a per therm basis, net revenues earned by the Company on wholesale gas deliveries to the new owner of the West Virginia utility assets are significantly lower than those earned on direct sales and deliveries to the West Virginia customers during fiscal year 1999, reflecting a lower cost of delivering gas on a wholesale basis. The lower price per therm earned on deliveries to the wholesale provider of the Company's former West Virginia customers reduced the Company's net revenues by approximately $3 million from the six months ended March 31, 1999.



                                 GAS STATISTICS

                                                                    Six Months Ended
                                                                        March 31,
                                                                ------------------------                  Percent
                                                                   2000          1999        Variance    Inc.(Dec.)
                                                               ----------     ----------     --------    ----------
Gas Sales and Deliveries  (thousands of therms)

    Firm
       Gas Sold and Delivered
            Continuing operations                                 652,894        728,172       (75,278)     (10.3)
            West Virginia operations                                   --          4,842        (4,842)    (100.0)

       Gas Delivered for Others
            Continuing operations                                 232,300        117,153       115,147       98.3
            West Virginia operations                                   --          5,158        (5,158)    (100.0)
                                                               ----------     ----------     ---------
                                                                  885,194        855,325        29,869        3.5
                                                               ----------     ----------     ---------
    Interruptible
       Gas Sold and Delivered
            Continuing operations                                  18,122         28,931       (10,809)     (37.4)
            West Virginia operations                                   --          5,779        (5,779)    (100.0)

       Gas Delivered for Others                                   156,196        170,774       (14,578)      (8.5)
                                                               ----------     ----------     ---------
                                                                  174,318        205,484       (31,166)     (15.2)
                                                               ----------     ----------     ---------
    Electric Generation
       Gas Delivered for Others                                    53,353         29,743        23,610       79.4
                                                               ----------     ----------     ---------
                Total Deliveries                                1,112,865      1,090,552        22,313        2.0
                                                               ==========     ==========     =========

Degree Days
    Actual                                                          3,248          3,345           (97)      (2.9)
    Normal                                                          3,503          3,523           (20)      (0.6)
       Percent Cooler (Warmer) than Normal                          (7.3%)         (5.1%)

Customer Meters  (end of period)
    Continuing operations                                         872,122        843,889        28,233        3.3
    West Virginia operations                                           --          3,781        (3,781)    (100.0)
                                                               ----------     ----------     ---------
                Total Customer Meters                             872,122        847,670        24,452        2.9
                                                               ==========     ==========     =========



         Gas Delivered to Firm Customers

         During the six months ended March 31, 2000, firm therm deliveries rose by 29.9 million therms or 3.5 percent over the same period last year. This increase primarily reflects a 3.3 percent rise in the number of customer meters from continuing operations, partially offset by the absence of sales this fiscal period to nearly 3,800 customers of the Company's former West Virginia operations that were sold in July 1999. Firm therm deliveries were also adversely affected by a 2.9 percent decrease in heating degree days from last year. Weather for the six months ended March 31, 2000, was 7.3 percent warmer than normal, while weather for the same period last year was 5.1 percent warmer than normal.

         The volume of firm therm deliveries from continuing operations to customers who purchase "bundled" service from Washington Gas Light decreased from 728.2 million therms in the six months ended March 31, 1999 to 652.9 million therms during the current six-month period, or a decline of 10.3 percent. This decrease was more than offset as the volume of firm gas delivered for others from the Company's continuing operations rose from 117.2 million therms to 232.3 million therms, a 98.3 percent increase.


         Gas Delivered to Interruptible Customers

         Deliveries to interruptible customers during the six months ended March 31, 2000, decreased by 31.2 million therms or 15.2 percent from the same period last year, because of decreased demand by interruptible customers coupled with the 2.9 percent decrease in heating degree days, as well as the absence of 5.8 million therm sales and deliveries associated with the Company's former West Virginia operations which were included in the results for the six months ended March 31, 1999. As previously described in this report, the effect on net income of changes in gas deliveries to interruptible customers is minimal due to margin-sharing arrangements in each of the Company's jurisdictions.


         Gas Delivered for Electric Generation

         Volumes delivered for electric generation in the current six-month period increased by 23.6 million therms (79.4 percent) over the same period last year, primarily due to decreased usage by these customers during the first half of fiscal year 2000 compared with the same period last year. Margins earned on such deliveries are being shared with firm customers as described previously in this report.


         OTHER OPERATING EXPENSES

         During the six months ended March 31, 2000, operation and maintenance expenses declined $15.5 million (14.8 percent) from the prior year's levels. This reduction improved earnings per average common share by $0.21 over the same six-month period last year. The results for the six months ended March 31, 1999, included $4.1 million of operation and maintenance expenses from the West
Virginia operations that were sold in July 1999. Other key factors that contributed to the variance in operation and maintenance expenses for the first six months of fiscal year 2000 compared with the same period for the prior year include:

       o a $5.3 million reduction in pension and postretirement medical and life insurance benefits;

       o a $4.0 million decrease in construction and technical support services;

       o a $4.0 million reduction in advertising, corporate relations and miscellaneous customer service expenses; and

       o a $2.0 million  reduction in  bad  debt  expense   resulting  from  the
         previously discussed improvement to the Company's collection practices.

         These reductions were partially offset by a $2.0 million net increase in labor and benefit expenses. This increase reflects an increase in employee wages and incentives, partially offset by the 4.1 percent reduction in the number of utility employees.

         The operation and maintenance expenses incurred during the current six-month period reflects the absence of some expenses that are likely to be delayed until later in the current fiscal year. Although operation and maintenance expenses are likely to increase for the remainder of the current fiscal year, the Company anticipates that such expenses for all of fiscal year 2000 will be less than the level incurred for all of fiscal year 1999.

         Depreciation and amortization increased by $3.3 million (11.4 percent) in the current six-month period because of the Company's increased investment in property, plant and equipment. Included in this increase is $2.1 million of amortization related to the new enterprise-wide software system that was completed in the second half of fiscal year 1999. The increase in depreciation and amortization reduced earnings per average common share for the six months ended March 31, 2000, by $0.04 per share when compared to last year.

         Utility  income taxes  increased by $5.6  million,  primarily due to an
11.0 percent increase in pre-tax utility operating income for the current six-month period. For utility operations, the effective income tax rates were
36.9 percent for the first six months of both fiscal 2000 and 1999.


         NON-UTILITY OPERATING RESULTS
         -----------------------------

         During the six months ended March 31, 2000, the results from the Company's unregulated energy marketing, HVAC and customer financing activities, plus the impact of other incidental unregulated activities increased net operating income (after income taxes, but before interest expense) to $6.3 million compared to net operating income of $2.1 million earned the same period last year, an increase of $4.2 million. Earnings per average common share derived from non-utility activities were $0.13 in the current six-month period, an increase of $0.09 over last year. The increase in non-utility earnings includes a nonrecurring gain of $0.02 per average common share from a subsidiary's sales of certain venture funds and a preferred stock interest. The following table compares the financial results, after income taxes and associated interest expense, from non-utility activities for the six months ended March 31, 2000 and 1999.


                                   Net Income (Loss) Applicable to Non-Utility Activities
                                        (In thousands of dollars, except percentages)

                                                                     Six Months Ended
                                                                         March 31,
                                                                   ---------------------                    Percent
                                                                    2000           1999        Variance    Inc.(Dec.)
                                                                   ------         ------      --------    ----------
         Energy Marketing                                          $2,747         $  644        $2,103      326.6

         HVAC:
              Commercial                                            1,825            524         1,301      248.3
              Residential--Equity Earnings in Primary                (327)            --          (327)    (100.0)

         Customer Financing                                           536            627           (91)     (14.5)

         Other Non-Utility
              Continuing operations                                   202            126            76       60.3
              Gain from sales of non-utility assets                 1,154             --         1,154      100.0
                                                                   ------         ------        ------
                        Total                                      $6,137         $1,921        $4,216      219.5
                                                                   ======         ======        ======


         Energy Marketing

         WGEServices, the Company's retail energy marketing subsidiary, continued to expand rapidly as the subsidiary sold 31.8 billion cubic feet (bcf) of gas in the current six-month period, an increase of 39.5 percent from 22.8 bcf sold in the first six months of year 1999. During the six months ended March 31, 2000 and 1999, respectively, 23.5 percent and 21.9 percent of these sales were made to customers outside of the service territory of the regulated utility. Revenues increased from $67.9 million in the six months ended March 31, 1999 to $107.0 million in the six months ended March 31, 2000, a 57.6 percent increase. Improvements in revenues and net income for the energy marketing segment were due primarily to the continuing growth of WGEServices' customer base, higher natural gas prices and an increase in the proportion of customers who are billed on the basis of their monthly usage as contrasted with a fixed monthly bill. In addition, WGEServices' net income has improved because of its ability to take advantage of favorable conditions in the natural gas market. As previously discussed, the results produced by the energy marketing segment are not necessarily representative of the results for the entire fiscal year because of the seasonal nature of the business and WGEServices' planned entry into Maryland's electric retail market.


         HVAC

         Revenues derived from the Company's commercial HVAC activities increased from $15.7 million in the six months ended March 31, 1999, to $22.4 million in the six months ended March 31, 2000, a 42.7 percent increase. Net income from those operations rose from $524,000 to $1.8 million, reflecting increased revenues and the absence of start-up costs, which were incurred during the first six months of fiscal year 1999.

         The results for the HVAC segment also include a $327,000 net loss from the Company's investment in Primary, reflecting start-up costs necessary to integrate companies that are being acquired. To date, seven companies have been purchased by Primary with annualized revenues estimated at $30 million. As mentioned previously in this report, the Company anticipates that it may incur a negligible net loss from Primary in fiscal year 2000.

         Customer Financing

         Net income from customer financing decreased $91,000 in the six-month period due to a lower volume of contracts sold by the Company to banks, combined with higher interest rates charged by these banks.

         Sale of Non-Utility Assets

         During the six months ended March 31, 2000, a non-utility Company subsidiary sold a fully reserved preferred stock investment and recorded a pre-tax book gain of $300,000. In addition, the same subsidiary recorded a pre-tax gain of $411,000 from fully reserved venture funds. For income tax purposes, the sale of the preferred stock investment resulted in a capital loss transaction for which the Company will realize the tax benefit through a capital loss carryback. In total, the Company recorded a $1,154,000 after-tax gain on these transactions, which includes the tax benefit of the capital loss carryback.

         INTEREST EXPENSE
         ----------------

         Total interest expense increased by $2.8 million (14.7 percent) from the same period last year, reflecting the following changes:


                                                COMPOSITION OF INTEREST EXPENSE
                                               (In Thousands, except percentages)

                                                              Six Months Ended
                                                                  March 31,
                                                           ---------------------                   Percent
                                                             2000         1999       Variance     Inc.(Dec.)
                                                           -------       -------     --------     ----------
              Long-Term Debt                               $17,495       $17,470     $     25          0.1
              Short-Term Debt                                4,330         1,929        2,401        124.5
              Other (Includes AFUDC)                           144          (241)         385        159.8
                                                           -------       -------     --------
                    Total                                  $21,969       $19,158     $  2,811         14.7
                                                           =======       =======     ========

         The increase in interest on short-term debt of $2.4 million was due to a $72.2 million rise in the average amount of short-term debt outstanding and an increase of 0.68 percentage points in the weighted-average cost of such debt. The average balance of short-term debt outstanding increased during the six months ended March 31, 2000, primarily due to: 1) the issuance of common stock and MTNs early in fiscal year 1999, of which a portion of the proceeds were used to reduce short-term debt; and 2) increased short-term debt issuances due to a higher volume and cost of storage gas purchases in the six months ended March 31, 2000, compared with the same period last year.

         Other interest expense increased $385,000 due primarily to a decrease in the accrual for AFUDC. The decreased accrual for AFUDC reflects a decline in construction work in progress due primarily to the completion of the enterprise-wide software system during the second half of fiscal year 1999, partially offset by the effect of increased interest rates during the six months ended March 31, 2000, compared with the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

         SHORT-TERM CASH REQUIREMENTS AND RELATED FINANCING

         The Company's business is highly weather sensitive and seasonal. Approximately 75 percent of the Company's therm deliveries (excluding deliveries for electric generation) occur in the first and second fiscal quarters. This weather sensitivity causes short-term cash requirements to vary significantly during the year. Cash requirements peak in the fall and winter months when accounts receivable, accrued utility revenues and storage gas are at, or near, their highest levels. After the winter heating season, these assets are converted into cash and are generally used to liquidate short-term debt and acquire storage gas for the subsequent heating season.

         At March 31, 2000, the Company had notes payable outstanding, which consist of bank loans and commercial paper, of $103.9 million as compared to $113.1 million at September 30, 1999. The decrease in notes payable from September 1999 reflects the seasonality of the Company's cash requirements.


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


         CASH FLOW FROM OPERATING ACTIVITIES

         Net cash provided by operating activities during the first six months of fiscal year 2000 was $85.9 million compared with $140.7 million during the same period last year. The $54.8 million decline in cash from operating activities was primarily the result of:


         o higher funds used to support accounts receivable, as a result of increased customer accounts receivable associated with non-utility operations;

         o a decrease in the source of cash reflected in storage gas primarily, as a result of an increase in the volume of gas stored and higher gas prices during the current period; and

         o a reduction in the seasonal over-recovery of purchased gas costs due to customers during the six months ended March 31, 2000, compared with the same period last year, primarily because a greater number of customers are choosing to purchase natural gas from third-party suppliers, rather than from the Company. As described previously, The Company does not experience any loss of margins when customers choose to purchase their gas from a third-party supplier.

         Partially offsetting these uses of cash was a $22.9 million increase in net income, adjusted for non-cash items.

         CASH FLOW FROM FINANCING ACTIVITIES

         During the first six months of fiscal year 2000, there were no issuances or reacquisitions of common stock. For the same period last year, $55.7 million was raised through the sale of 2.3 million shares of common stock and an additional $5.5 million was raised from shares of common stock issued through the Dividend Reinvestment and Common Stock Purchase Plan and the Employee Savings Plan.

         During the six months ended March 31, 2000, the Company issued $1.7 million of long-term debt related to the funding of construction projects.

         CASH FLOW FROM INVESTING ACTIVITIES

         Capital expenditures for the first six months of fiscal year 2000 were $49.7 million, on a budget of $125.3 million for fiscal year 2000, compared to capital expenditures of $75.3 million for the first six months of fiscal year 1999. The decline was primarily attributable to a $11.9 million decrease in capital expenditures associated with the Company's enterprise-wide software system during the first six months of fiscal year 2000.

         SALES OF ACCOUNTS RECEIVABLE
         ----------------------------

         During the six months ended March 31, 2000, the Company sold, with recourse, $13.6 million of non-utility accounts receivable, compared to $15.5 million in the six months ended March 31, 1999.


OTHER FACTORS AFFECTING THE COMPANY

         CORPORATE STRUCTURE

         Changes in the Company corporate structure, including the establishment of a holding company, are discussed in Note 2 to the Consolidated Financial Statements.

         ELECTRICITY SUPPLY AGREEMENT

         In Maryland, beginning July 1, 2000, retail customers of Potomac Electric Power Company, Baltimore Gas and Electric, Potomac Edison and Delmarva Power and Light will be able to choose their supplier of electricity. Similar to the gas industry, customers of these utilities will have the option to continue purchasing their electricity "bundled" with the associated distribution and transmission service from their current utility. Customers may also choose to purchase electricity from a third-party supplier and to have their current electric utility deliver the energy. Similar customer choice programs are being considered for electric customers in the Virginia and District of Columbia jurisdictions.

         The Company, through its energy marketing subsidiary WGEServices, plans to begin marketing electricity to retail electric customers in Maryland this summer and in other regions as electric customer choice programs are introduced. On April 3, 2000, WGEServices entered into a master purchase and sale agreement with Southern Company Energy Marketing L.P. (Southern), a wholesale energy marketer. Under the agreement, WGEServices can purchase electric energy, capacity and certain ancillary services from Southern, which WGEServices will resell to retail electric customers in Maryland and in other regions as customer choice programs are introduced.

         REGULATORY MATTERS

         Regulatory matters that may have an impact on the Company's operations are discussed in Note 7 to the Consolidated Financial Statements.

         YEAR 2000

         Washington Gas Light has continued to operate successfully through the turn of the century and during other key dates associated with the transition to the year 2000. The Company continues to monitor its systems for Year 2000 issues.

         The following table reflects the amounts charged to expense and capitalized for the six months ended March 31, 2000, and the fiscal years ending September 30, 1999, 1998 and 1997 for business-application systems remediation, embedded systems replacement, end-user applications remediation and replacement, independent verification and validation costs and business continuity initiatives.

         (millions)                   2000              1999                1998             1997             Total
         ----------                   ----              ----                ----             ----             -----
         Expense                      $ -               $  6                $  5             $ 1              $ 12
         Capital                      $ 1               $ 24                $ 20             $ -              $ 45


         The Company does not anticipate incurring additional Year 2000-related costs.

         LABOR MATTERS

         On April 6, 2000, the approximately 380 members of the Office and Professional Employees International Union Local 2 voted to ratify a new three-year labor contract with the Company. Key contract provisions include:

        o a lump sum contract ratification bonus, which was paid on April 13, 2000, of $1,200 per employee, for a total of $456,000;

        o a general wage increase of 1.5 percent, 1 percent and 2 percent in the first, second and third years of the contract, respectively;

        o an increase in the Company's matching contribution for the 401(K) Savings Plan up to 2 percent in the first year and up to 2.25 percent in the second and third years;

        o an  income  security plan that  provides  up to 20 weeks  of  pay  for
          employees  who  may  be  affected  by  a  declaration  in  excess   in
          classification;

        o improved medical, vision and disability coverage; and

        o length of service-based performance bonuses for long-term employees.

         Currently, negotiations are underway with the Teamsters Local 96 (Teamsters) labor union for a contract that expires on May 31, 2000, which covers 725 field employees, or 40 percent of the Company's utility workforce, excluding employees of the Shenandoah division. Later this year, the Company will negotiate a second contract with the Teamsters, which covers 26 field and office employees, or 63 percent of the Shenandoah division workforce, which expires on July 31, 2000. Negotiations will also be undertaken later this year with the International Brotherhood of Electrical

Workers Local 1900 (IBEW) for a contract, which covers 20 production and maintenance workers, or approximately 1 percent of the Company's utility workforce, which expires on July 31, 2000. Finally, the Company will negotiate with the IBEW for a second contract, which covers 14 clerical employees or less than 1 percent of the Company's workforce, that will expire on October 31, 2000.

         The Company is using good faith efforts to negotiate with each union, with the intention of reaching timely and reasonable agreements. In any event, the Company has contingency plans in place to ensure that its customers continue receiving safe and reliable service.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
        OF THE COMPANY

         The Company has interest rate risk exposure related to long-term debt. Additionally, the Company's subsidiary, WGEServices has price risk exposure related to gas marketing activities. For information regarding the Company's exposure related to these risks, see Item 7A in the Company's most recently filed Form 10-K. The Company's risk associated with interest rates has not materially changed from September 30, 1999. At March 31, 2000, WGEServices' open position was not material to the Company's financial position or results of operations.

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The Annual Meeting of Stockholders was held on March 3, 2000.

        (c) Matters voted upon at the meeting:

           The following individuals were elected to the Board of Directors at the Annual Meeting on March 3, 2000.

                                                           Votes in Favor             Votes Withheld
                                                           --------------             --------------
                  Michael D. Barnes                         40,700,733                  747,271
                  Fred J. Brinkman                          40,726,067                  721,977
                  Daniel J. Callahan, III                   40,780,794                  667,100
                  Orlando W. Darden                         40,679,345                  768,699
                  James H. DeGraffenreidt, Jr.              40,755,953                  690,618
                  Melvyn J. Estrin                          40,786,362                  661,682
                  Philip A. Odeen                           40,798,008                  650,036
                  Joseph M. Schepis                         40,813,682                  634,362
                  Karen Hastie Williams                     40,754,428                  693,616


           The following  matters were  introduced  and voted upon at the Annual
           Meeting:

          o The Board of Directors recommended that the Stockholders ratify the appointment of Arthur Andersen LLP, independent public accountants, to audit the books and accounts of the Company for fiscal year 2000. This proposal was approved by a vote of 40,816,495 votes in favor of the proposal, and 282,706 against. There were 348,843 abstentions.

          o The Board of Directors recommended that the Stockholders approve an agreement and plan of merger and reorganization dated as of January 13, 2000. This proposal was approved by a vote of (i) 31,542,329 shares of common and preferred stock in favor of the proposal and 1,313,095 against, and (ii) 31,404,016 shares of common stock voting as a class in favor of the proposal and 1,261,796 against. There were 632,980 abstentions and 7,959,640 broker non-votes.

          o A stockholder proposed that the Board of Directors take steps to provide for cumulative voting in the election of Directors. This proposal was defeated by a vote of 7,185,287 in favor of the proposal and 24,338,942 against. There were 1,964,175 abstentions and 7,959,640 broker non-votes.

ITEM 5. OTHER INFORMATION

         On March 3, 2000, the Company's Board of Directors elected Mr. Terry D. McCallister as Vice President of Operations, effective April 3, 2000. In his new position, Mr. McCallister is responsible for plants and gate stations, system operation and maintenance and the Company's divisions in Shenandoah, Virginia and Frederick, Maryland. Mr. McCallister was previously with Southern Natural Gas Company, a subsidiary of Sonat, Inc., where he served as Vice President and Director of Operations. Prior to working for Sonat, Mr. McCallister held various leadership positions with Atlantic Richfield Company, a fully integrated international oil and gas exploration, production, refining and marketing company.

         In a related change, Mr. Richard L. Fisher became Vice President--Facilities Support Services, a position in which he is directly responsible for transportation, buildings and materials management/operations support.

         To ensure greater focus on the Company's unregulated entities and enhanced coordination with its strategic efforts, Washington Gas Light's unregulated subsidiaries were reorganized to report through Ms. Elizabeth M. Arnold, Vice President--Strategy, in March 2000. Ms. Arnold's expanded responsibilities include Washington Gas Energy Services, Washington Gas Energy Systems and American Combustion Industries, Inc. In addition, Ms. Arnold is overseeing Washington Gas Light's investment in Primary Investors, LLC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

27.0        Financial Data Schedule

99.0        Computation of Ratio of Earnings to Fixed Charges

99.1        Computation of Ratio of Earnings to Fixed Charges and
            Preferred Stock Dividends

(b)   Reports on Form 8-K:

        o Washington Gas Light filed a Current Report on Form 8-K, dated February 23, 2000, to report on a complaint filed with the Public Service Commission of the District of Columbia (PSC of DC) by the District of Columbia's Office of the People's Counsel (OPC), requesting an investigation into the rates and charges of Washington Gas Light. The complaint alleges that: 1) the actual return on equity earned by Washington Gas Light is significantly higher than authorized by the PSC of DC; and 2) the return on equity that the PSC of DC authorizes Washington Gas Light Company to earn is higher than is appropriate, given current economic conditions.

        o Washington Gas Light filed a Current Report on Form 8-K, dated January 6, 2000, announcing that it filed, with the Public Service Commission of Maryland (PSC of MD), an agreement with the Maryland Office of People's Counsel and the PSC of MD Staff on an incentive rate plan. In part, the agreement includes provisions to freeze customer rates over the next five years along with an earnings-sharing mechanism. The agreement is subject to review and approval of the PSC of MD.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    WASHINGTON GAS LIGHT COMPANY
                                                    ----------------------------
                                                             (Registrant)

Date         May  15, 2000                           /s/  Robert E. Tuoriniemi
    ----------------------------------              ----------------------------
                                                          Robert E. Tuoriniemi
                                                              Controller
                                                  (Principal Accounting Officer)