Form 10-Q
period 2000-06-30
WASHINGTON GAS LIGHT CO
filed 2000-08-11
CIK 104819

================================================================================




                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

OR

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
                                ----------------

Commission        Exact name of registrant as specified in its charter and          States of           I.R.S.Employer
File Number          principal office address and telephone number                Incorporation           I.D.Number
1-1483               WASHINGTON GAS LIGHT COMPANY                               District of Columbia      53-0162882
                     1100 H Street, N.W.                                           and Virginia
                     Washington, D.C. 20080
                     (703) 750-4440

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $1.00 par value           46,431,606                July 31, 2000
----------------------------      ---------------------      -------------------
          Class                     Number of Shares                Date

================================================================================

                                TABLE OF CONTENTS

                                                                          Page
                                                                        --------
PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements

         Consolidated Balance Sheets.........................................2-3

         Consolicated Statements of Income...................................4-5

         Consolidated Statements of Cash Flows.................................6

         Notes to Consolidated Financial Statements.........................7-16

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................17-35

   Item 3.  Quantitative and Qualitative Disclosures
            About Market Risks of the Company.................................36

  PART II.  OTHER INFORMATION.................................................36

   Item 6.  Exhibits and Reports on Form 8-K..................................36

  SIGNATURE...................................................................37


PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          WASHINGTON GAS LIGHT COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,            September 30,
                                                                                    2000                  1999
                                                                                -------------        -------------
                                                                                 (Unaudited)

                                                                                          (Thousands)

ASSETS
     PROPERTY, PLANT AND EQUIPMENT
         At orginal cost                                                        $  2,184,530         $   2,114,071
         Accumulated depreciation and amortization                                  (753,966)             (711,329)
                                                                                -------------        -------------
                                                                                   1,430,564             1,402,742
                                                                                -------------        -------------
     CURRENT ASSETS
         Cash and cash equivalents                                                     29,661               26,935
         Accounts receivable                                                          128,927               74,295
         Gas cost due from customers                                                      836                5,127
         Allowance for doubtful accounts                                               (6,063)              (6,626)
         Accrued utility revenues                                                      18,461               17,141
         Materials and supplies--principally at average cost                           17,064               17,207
         Storage gas--at cost (first-in, first-out)                                    75,816               80,481
         Deferred income taxes                                                         17,933               19,662
         Other prepayments--principally taxes                                          10,832               14,888
         Other                                                                          1,557                  648
                                                                                -------------        -------------
                                                                                      295,024              249,758
                                                                                -------------        -------------

     DEFERRED CHARGES AND OTHER ASSETS
         Regulatory assets                                                             84,150               84,278
         Other                                                                         40,714               29,946
                                                                                -------------        -------------
                                                                                      124,864              114,224
                                                                                -------------        -------------

                      Total Assets                                              $   1,850,452        $   1,766,724
                                                                                =============        =============

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

                          WASHINGTON GAS LIGHT COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,          September 30,
                                                                                     2000                 1999
                                                                                -------------        -------------
                                                                                 (Unaudited)

                                                                                          (Thousands)
CAPITALIZATION AND LIABILITIES
     CAPITALIZATION
         Common shareholders'equity (Notes 4 and 5)                             $     740,766        $     684,034
         Preferred stock (Note 4)                                                      28,173               28,420
         Long-term debt (Note 3)                                                      559,554              506,084
                                                                                -------------        -------------
                                                                                    1,328,493            1,218,538
                                                                                -------------        -------------
     CURRENT LIABILITIES
         Current maturities of long-term debt                                           1,865                1,431
         Notes payable                                                                 58,776              113,067
         Accounts and wages payable                                                   131,388              118,108
         Dividends declared                                                            14,738               14,507
         Customer deposits and advance payments                                         7,729               15,853
         Gas costs due to customers                                                     3,541               11,321
         Accrued taxes                                                                 26,846                5,226
         Other                                                                         13,939                5,613
                                                                                -------------        -------------
                                                                                      258,822              285,126
                                                                                -------------        -------------

     DEFERRED CREDITS
         Unamortized investment tax credits                                            18,764               19,439
         Deferred income taxes                                                        167,559              156,495
         Provision for pensions and benefits                                            25,136               40,087
         Other                                                                         51,678               47,039
                                                                                -------------        -------------
                                                                                      263,137              263,060
                                                                                -------------        -------------

                      Total Capitalization and Liabilities                      $   1,850,452        $   1,766,724
                                                                                =============        =============


The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

                          WASHINGTON GAS LIGHT COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                ----------------------------------
                                                                                   June 30,            June 30,
                                                                                     2000                1999
                                                                                -------------        -------------
                                                                                 (Thousands,Except Per Share Data)
UTILITY OPERATIONS
   OPERATING REVENUES                                                           $     171,553        $     149,973
         Less: Cost of gas                                                             92,307               75,117
               Revenue taxes                                                            4,386                4,888
                                                                                -------------        -------------
   NET REVENUES                                                                        74,860               69,968
                                                                                -------------        -------------

   OTHER OPERATING EXPENSES
         Operation                                                                     37,390               41,985
         Maintenance                                                                    8,355                8,107
         Depreciation and amortization                                                 16,512               15,169
         General taxes                                                                  8,838                8,459
         Income taxes                                                                  (1,904)              (4,206)
                                                                                -------------        -------------
                                                                                       69,191               69,514
                                                                                -------------        -------------
              Utility Operating Income                                                  5,669                  454
                                                                                -------------        -------------

NON-UTILITY OPERATIONS
   OPERATING REVENUES (Note 8)
         Energy marketing                                                              29,101               18,037
         Heating, ventilating and air conditioning                                      9,959                6,245
         Customer financing                                                               584                  793
         Other non-utility revenues                                                       179                  249
                                                                                -------------        -------------
                                                                                       39,823               25,324
                                                                                -------------        -------------

   EQUITY LOSS ON 50%-OWNED HVAC SUBSIDIARY                                              (102)                  --

   OTHER OPERATING (INCOME) EXPENSES--NET
         Non-utility operating expenses                                                40,301               22,688
         Income taxes                                                                    (151)                 937
                                                                                -------------        -------------
                                                                                       40,150               23,625
                                                                                -------------        -------------
              Non-Utility Operating Income (Loss)                                        (429)               1,699
                                                                                -------------        -------------

TOTAL OPERATING INCOME                                                                  5,240                2,153

OTHER INCOME (EXPENSES)--NET                                                             (129)                (221)
                                                                                -------------        -------------

INCOME BEFORE INTEREST EXPENSE                                                          5,111                1,932
                                                                                -------------        -------------

INTEREST EXPENSE
         Interest on long-term debt                                                     9,010                8,678
         Other                                                                          1,396                   18
                                                                                -------------        -------------
                                                                                       10,406                8,696
                                                                                -------------        -------------
NET LOSS                                                                               (5,295)              (6,764)

DIVIDENDS ON PREFERRED STOCK                                                              330                  332
                                                                                -------------        -------------

NET LOSS APPLICABLE TO COMMON STOCK                                             $      (5,625)       $      (7,096)
                                                                                =============        =============

AVERAGE COMMON SHARES OUTSTANDING                                                      46,479               46,410
                                                                                =============        =============

LOSS PER AVERAGE COMMON SHARE--
   BASIC AND DILUTED (Note 4)                                                   $       (0.12)       $       (0.15)
                                                                                =============        =============

DIVIDENDS DECLARED PER COMMON SHARE                                             $       0.310        $       0.305
                                                                                =============        =============

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

                          WASHINGTON GAS LIGHT COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                          Nine Months Ended
                                                                                ----------------------------------
                                                                                   June 30,            June 30,
                                                                                     2000                1999
                                                                                -------------       --------------
                                                                                (Thousands, Except Per Share Data)
UTILITY OPERATIONS
   OPERATING REVENUES                                                           $     874,383       $      839,803
         Less: Cost of gas                                                            457,423              429,346
               Revenue taxes                                                           31,608               31,687
                                                                                -------------       --------------
   NET REVENUES                                                                       385,352              378,770
                                                                                -------------       --------------

   OTHER OPERATING EXPENSES
         Operation                                                                    112,464              127,653
         Maintenance                                                                   22,508               27,137
         Depreciation and amortization                                                 48,803               44,166
         General taxes                                                                 19,203               19,988
         Loss from agreement to sell utility property (Note 2)                             --                3,300
         Income taxes                                                                  56,180               47,952
                                                                                -------------       --------------
                                                                                      259,158              270,196
                                                                                -------------       --------------
              Utility Operating Income                                                126,194              108,574
                                                                                -------------       --------------

NON-UTILITY OPERATIONS
   OPERATING REVENUES (Note 8)
         Energy Marketing                                                             136,110               85,929
         Heating, ventilating and air conditioning                                     32,385               21,982
         Customer financing                                                             2,271                2,811
         Other non-utility revenues                                                       923                1,065
                                                                                -------------       --------------
                                                                                      171,689              111,787
                                                                                -------------       --------------

   EQUITY LOSS ON 50%-OWNED HVAC SUBSIDIARY                                              (629)                  --

   OTHER OPERATING (INCOME) EXPENSES
         Non-utility operating expenses                                               163,265              105,791
         Gains on sales of non-utility assets                                             (711)                  --
         Income taxes                                                                   2,485                2,139
                                                                                -------------       --------------
                                                                                      165,039              107,930
                                                                                -------------       --------------
              Non-Utility Operating Income                                              6,021                3,857
                                                                                -------------       --------------

TOTAL OPERATING INCOME                                                                132,215              112,431

OTHER INCOME (EXPENSES)--NET                                                             (113)              (1,582)
                                                                                -------------       --------------

INCOME BEFORE INTEREST EXPENSE                                                        132,102              110,849
                                                                                -------------       --------------

INTEREST EXPENSE
         Interest on long-term debt                                                    26,505               26,149
         Other                                                                          5,870                1,705
                                                                                -------------       --------------
                                                                                       32,375               27,854
                                                                                -------------       --------------

NET INCOME                                                                             99,727               82,995

DIVIDENDS ON PREFERRED STOCK                                                              993                  998
                                                                                -------------       --------------

NET INCOME APPLICABLE TO COMMON STOCK                                           $      98,734       $       81,997
                                                                                =============       ==============

AVERAGE COMMON SHARES OUTSTANDING                                                      46,474               45,837
                                                                                =============       ==============

EARNINGS PER AVERAGE COMMON SHARE--
   BASIC AND DILUTED (Note 4)                                                   $        2.12       $         1.79
                                                                                =============       ==============

DIVIDENDS DECLARED PER COMMON SHARE                                             $       0.925       $        0.910
                                                                                =============       ==============

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

                          WASHINGTON GAS LIGHT COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                ----------------------------------
                                                                                   June 30,             June 30,
                                                                                     2000                 1999
                                                                                -------------       --------------
                                                                                           (Thousands)
OPERATING ACTIVITIES
Net Income                                                                      $      99,727       $       82,995
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
 (USED IN) PROVIDED BY OPERATING ACTIVITIES
     Depreciation and amortization <F1>                                                52,358               48,892
     Deferred income taxes--net                                                        18,476                  603
     Amortization of investment tax credits                                              (675)                (685)
     Accrued/deferred pension cost--net                                                (9,818)                 (95)
     Allowance for funds used during construction                                        (599)              (1,389)
     Loss from agreement to sell utility property (Note 2)                                 --                3,300
     Other noncash charges (credits)--net                                              (1,396)                 155
                                                                                -------------       --------------
                                                                                      158,073              133,776
CHANGES IN ASSETS AND LIABILITIES
 NET OF ACQUISITIONS AND DISPOSITIONS (Note 2)
     Accounts receivable and accrued utility revenues                                 (56,515)              12,578
     Gas cost due from/to customers--net                                               (3,489)              (2,793)
     Storage gas                                                                        4,665               37,041
     Other prepayments--principally taxes                                               4,056                4,958
     Accounts payable                                                                   9,585                5,684
     Wages payable                                                                      3,402               (2,646)
     Customer deposits and advance payments                                            (8,124)             (10,745)
     Accrued taxes                                                                     21,620               27,200
     Accrued interest                                                                   8,691                8,314
     Pipeline refunds due to customers                                                 (1,679)                 713
     Deferred purchased gas costs--net                                                 (6,089)              18,159
     Other--net                                                                         1,121                   70
                                                                                -------------       --------------
          Net Cash Provided by Operating Activities                                   135,317              232,309
                                                                                -------------       --------------
FINANCING ACTIVITIES
     Common stock issued (Note 4)                                                          --               63,835
     Long-term debt issued (Note 3)                                                    54,930               28,342
     Long-term debt retired (Note 3)                                                     (935)             (20,293)
     Debt issuance costs                                                                 (439)              (2,271)
     Notes payable--net                                                               (54,291)            (121,379)
     Dividends on common and preferred stock                                          (43,737)             (42,165)
     Other financing activities                                                           464                  278
                                                                                -------------       --------------
          Net Cash Used in Financing Activities                                       (44,008)             (93,653)
                                                                                -------------       --------------

INVESTING ACTIVITIES
     Capital expenditures                                                             (77,265)            (112,706)
     Investment in limited liability company                                          (10,000)                  --
     Other investing activities                                                        (1,318)                  --
                                                                                -------------       --------------
          Net Cash Used in Investing Activities                                       (88,583)            (112,706)
                                                                                -------------       --------------

INCREASE IN CASH AND CASH EQUIVALENTS <F2>                                              2,726               25,950
Cash and Cash Equivalents at Beginning of Period                                       26,935               17,876
                                                                                -------------       --------------
Cash and Cash Equivalents at End of Period                                      $      29,661       $       43,826
                                                                                =============       ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Income taxes paid                                                          $      21,629       $       18,920
     Interest paid                                                              $      23,679       $       20,364


<F1> Includes amounts charged to other accounts.
<F2> Cash equivalents are highly liquid investments with maturity of three months or less when purchased.

The accompanying notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

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

NOTE 2--RESTRUCTURING AND RELATED ORGANIZATIONAL CHANGES

         CORPORATE STRUCTURE

         At its March 3, 2000, Annual Meeting of Shareholders, Washington Gas Light's shareholders voted to form a holding company known as WGL Holdings, Inc. (WGL Holdings). Under the new structure, Washington Gas Light, as the regulated utility, and the subsidiaries it currently holds, will each operate as separate subsidiaries of WGL Holdings. WGL Holdings and Washington Gas Light are taking the necessary steps to implement the new structure.

         The Company received the necessary approval of the State Corporation Commission of Virginia (SCC of VA) on May 11, 2000. WGL Holdings also applied to the Securities and Exchange Commission on March 31, 2000, for approval of its financing program. However, the approval of the financing plan, which is the last necessary regulatory approval, is still pending. As a result, it is likely that the holding company will not become effective prior to this fall.

         Upon the implementation of the holding company structure, stock certificates previously representing shares of Washington Gas Light common stock will automatically represent the same number of shares of WGL Holdings common stock and will entitle the holder to receive a stock certificate of WGL Holdings. WGL Holdings will apply to the New York Stock Exchange to list its common stock for trading under the symbol "WGL," which is the same symbol used by Washington Gas Light.

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

         Immediately after the consummation of the merger, WGL Holdings will have no outstanding securities other than common stock, but could issue other securities in the future.

         SUBSIDIARY MERGERS

         Shenandoah Gas Company--On  September 29, 1999, the Company's Board of
         ----------------------
Directors authorized a merger of a Company subsidiary, Shenandoah Gas Company (Shenandoah), into Washington Gas Light to form a single corporation for the regulated distribution of natural gas. On December 22, 1999, the SCC of VA issued an order that approved the merger request, but required that Shenandoah continue to operate as a division with separate accounting records until the Company files, and the SCC of VA approves, a plan for the merger of the tariffs for Washington Gas Light and Shenandoah. In the interim, the Company must continue to fulfill longstanding regulatory reporting requirements for Washington Gas Light and Shenandoah as separate entities.

         Certificates of Merger were issued by the District of Columbia Department of Consumer and Regulatory Affairs, effective March 22, 2000, and by the SCC of VA, effective April 1, 2000. Shenandoah was merged into Washington Gas Light effective April 1, 2000.

         Virginia Intrastate  Pipeline Company--Effective  December 28, 1999, an
         -------------------------------------
inactive Company subsidiary, Virginia Intrastate Pipeline Company (VIPCo) was merged into Washington Gas Light. VIPCo was originally organized to construct and operate a natural gas pipeline. Construction of the proposed project was subsequently cancelled and, as a result, VIPCo has been inactive for a number of years and was so at the time of the merger.

         Brandywood Estates, Inc.--Effective May 31, 2000,  Brandywood Estates,
         ------------------------
Inc., merged into Advanced Marketing Concepts, Inc. (AMC), with AMC being the surviving corporation. Subsequently, the name of AMC was changed to Brandywood Estates, Inc., which is a Delaware Corporation. AMC was an inactive subsidiary and Brandywood Estates, Inc., was a general partner, along with a major developer, in a venture designed to develop 1,600 acres of land in Prince George's County, Maryland for sale or lease.

         NEW SUBSIDIARY

         In May 1999, the Company announced plans for the development of a 12-acre parcel of land in Southeast Washington, D.C. that the Company has owned since 1888. The development will be a mixed-use commercial project that will be implemented in five phases. The entire five-phase project will be completed over a five-to-ten year period. Washington Gas Light will lease its land to ventures that will be established during each phase of the project and the Company will retain a carried interest in the development. The Company is pursuing this development in partnership with Lincoln Property Company, a national developer. Washington Gas Light will make no capital investments in this venture and will play no active role in any development or management activities.

         In January 2000, the Company established WG Maritime Plaza I, Inc. (WG Maritime), to hold Washington Gas Light's interest in the first phase of this development. WG Maritime is a subsidiary of Washington Gas Resources, Corp., a wholly owned subsidiary of Washington Gas Light that serves as the parent company for most of the Company's non-utility subsidiaries. No expenditures were made by WG Maritime through June 30, 2000, and future expenditures by WG Maritime are not expected to be material.

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

         The current owner is serving Shenandoah's former 3,800 natural gas customers in the City of Martinsburg and in Berkeley County, West Virginia. To ensure continued natural gas service in the Eastern Panhandle of West Virginia, the Shenandoah division provides natural gas transportation service to the current owner. Shenandoah continues to provide natural gas service to more than 11,400 customers in the northern Shenandoah Valley of Virginia.

NOTE 3--LONG-TERM DEBT

         UNSECURED MEDIUM-TERM NOTES

         During the nine-month period ending June 30, 2000, the Company issued $53,000,000 of unsecured Medium Term Notes (MTNs) whose terms were individually set as to interest rate, maturity and any call or put option, as follows:

     Interest      Amount                   Date
                                -----------------------------
      Rate         Issued           Issued        Maturity                 Call/Put Options
     --------   -------------   -------------   -------------   -------------------------------------
      7.50%     $   8,500,000   April 3, 2000   April 1, 2030   Holders have the option to put these
                                                                notes to  the Company at par by
                                                                delivering written notice at least 30
                                                                days, but no more than 60 days, prior
                                                                to April 1, 2010

      7.50%         4,000,000   April 6, 2000   April 6, 2010   None

      7.45%        20,500,000   June 19, 2000   June 20, 2005   None

      7.70%        20,000,000   June 19, 2000   June 21, 2010   None
                -------------
     Total      $  53,000,000
                =============

         INTEREST RATE HEDGES AND DEBT ISSUANCES

         At June 30, 2000, the Company had no interest rate hedge agreements outstanding in connection with planned issuances of MTNs. However, at June 30, 1999, the Company had one interest rate hedge agreement outstanding. The Company accounts for its hedging agreements as hedges of anticipated transactions in accordance with Statement of Financial Accounting Standards No.80, Accounting for Future Contracts.

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

         EARNINGS PER SHARE

         Basic earnings per share (EPS) is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the reported period. Diluted EPS assumes the conversion of convertible preferred stock and the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period. The following tables show the computation of basic and diluted EPS for the three months and nine months ended June 30, 2000 and 1999.

                                                               Net                       Per Share
                                                           Income (Loss)    Shares         Amount
                                                           -------------    ------       ---------
                                                              (Thousands, Except Per Share Data)
For the Three Months Ended June 30, 2000
----------------------------------------
      Basic EPS:
           Net Loss Applicable to Common Stock                $ (5,625)     46,479        $ (0.12)

           Effect of Dilutive Securities:
               Stock-Based Compensation Plans                       --          62
                                                              --------      ------
      Diluted EPS:
           Net Loss Applicable to Common Stock
               Plus Assumed Conversions                       $ (5,625)     46,541        $ (0.12)
                                                              ========      ======        =======

                                                               Net                       Per Share
                                                           Income (Loss)    Shares         Amount
                                                           -------------    ------       ---------
                                                              (Thousands, Except Per Share Data)
For the Three Months Ended June 30, 1999
----------------------------------------
      Basic EPS:
           Net Loss Applicable to Common Stock                $ (7,096)     46,410        $ (0.15)

           Effect of Dilutive Securities:
               $4.60 and $4.36 Convertible Preferred Stock,
                  Assuming Conversion on April 1, 1999               2          27
               Stock-Based Compensation Plans                       --          22
                                                              --------      ------
      Diluted EPS:
           Net Loss Applicable to Common Stock
           Plus Assumed Conversions                           $ (7,094)     46,459        $ (0.15)
                                                              ========      ======        =======


For the Nine Months Ended June 30, 2000
---------------------------------------
      Basic EPS:
           Net Income Applicable to Common Stock              $ 98,734      46,474        $  2.12

           Effect of Dilutive Securities:
               $4.60 and $4.36 Convertible Preferred Stock,
                  Assuming Conversion on October 1, 1999<F1>         6          10
               Stock-Based Compensation Plans                       --          50
                                                              --------      ------
      Diluted EPS:
           Net Income Applicable to Common Stock
                  Plus Assumed Conversions                    $ 98,740      46,534        $  2.12
                                                              ========      ======        =======


For the Nine Months Ended June 30, 1999
---------------------------------------
      Basic EPS:
           Net Income Applicable to Common Stock              $ 81,997      45,837        $  1.79

           Effect of Dilutive Securities:
               $4.60 and $4.36 Convertible Preferred Stock,
                  Assuming Conversion on October 1, 1998             8          27
               Stock-Based Compensation Plans                       --           7
                                                              --------      ------
      Diluted EPS:
           Net Income Applicable to Common Stock
               Plus Assumed Conversions                       $ 82,005      45,871        $  1.79
                                                              ========      ======        =======

<F1> All outstanding convertible preferred stock was either converted or redeemed on February 1, 2000.

         PREFERRED STOCK REDEMPTION

         On December 29, 1999, the Company notified the stockholders of its $4.36 convertible series preferred stock and its $4.60 convertible series preferred stock that the Board of Directors of Washington Gas Light had voted to redeem all outstanding shares of its convertible stock at a price of $100 per share on February 1, 2000. For both series of convertible preferred stock, stockholders had the option of accepting the $100 cash redemption value or converting their shares into Washington Gas Light common stock. Each share of the $4.36 preferred stock and the $4.60 preferred stock could be converted into
10.29 and 11.39 shares, respectively, of Washington Gas Light common stock. Fractional shares were converted to cash based on the value of the preferred stock on the date that the preferred stock certificates were received by the Company's transfer agent. Both series of convertible preferred stock were redeemed on February 1, 2000, as shown in the following table.

                                               $4.36 Series      $4.60 Series
                                               ------------      ------------
   Conversions:
   ------------
      Shares of Preferred Stock Converted            1,067               382
      Shares of Common Stock Issued                 10,670             4,202
      Cash Paid for Fractional Shares              $ 1,482           $   638

   Redemptions:
   ------------
      Shares of Preferred Stock Redeemed               779               174
      Total Redemption Cost                        $77,900           $17,400


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

NOTE 6--ENVIRONMENTAL MATTERS

         The Company has identified up to ten sites where Washington Gas Light, its subsidiaries, or their predecessors may have operated manufactured gas plants (MGP). The Company last used any such plant in 1984. In connection with these operations, the Company is aware that certain by-products of the gas manufacturing process are present at, or near, some former sites and may be present at others.

         At one of the former MGP sites, studies show the presence of coal tar under the site and an adjoining property. The Company's risk assessment study performed on the site shows that there is no unacceptable risk to human health or the environment. The Company has taken steps to control the movement of contaminants into an adjacent river by installing a water treatment system that removes and treats contaminated groundwater at the site. The Company received approval from governmental authorities for a comprehensive remedial plan for the majority of the site that will allow commercial development of the Company's property. The Company has signed a development agreement with a national developer to enter a ground lease and obtain a carried interest in the commercial development. Financing for the project is pending (see Note 2--Restructuring and Related Organizational Changes). Approval of a remedial plan for the remainder of the site which consists of an adjoining property owned by a separate entity, is expected, soon.

         At another former MGP site, a local government has notified the Company about the detection of a substance in an adjacent river that may be related to this site. This same local government owned and operated the MGP for the majority of the life of the plant. The local government sold the MGP to a company, which was subsequently merged into Washington Gas Light. Washington Gas Light retired the MGP many years ago. In addition, the Company is aware that the local government has had communications about this condition with federal environmental authorities. At this time, the extent and nature of the contamination have not been determined. The Company is holding discussions with the local government about the Company's potential contributions, if any, to the site.

         See Note 9 to the Consolidated Financial Statements in the Washington Gas Light Company 1999 Annual Report on Form 10-K for a discussion of the other eight sites.

NOTE 7--COMMITMENTS AND CONTINGENCIES

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

         On April 28, 2000, the hearing examiner assigned to this proceeding issued a "Proposed Order of Hearing Examiner" (Proposed Order) which declined to approve the proposed settlement. This recommendation is based upon the hearing examiner's conclusion that the settlement does not adequately address historical disproportionate rates of return among classes of customers. On May 15, 2000, separate appeals were filed with the PSC of MD by Washington Gas Light, the Maryland Office of People's Counsel and the PSC of MD Staff. The appeals requested that the hearing examiner's proposed order be reversed and that the joint agreement filed in January 2000 be approved. Oral arguments from all parties were entertained by the Commission at a hearing held on July 18, 2000. The Company expects a Commission decision by late summer.

         DISTRICT OF COLUMBIA REGULATORY MATTERS

         On February 17, 2000, the District of Columbia's Office of the People's Counsel (OPC) filed a complaint with the Public Service Commission of the District of Columbia (PSC of DC) requesting an investigation into the rates and charges of Washington Gas Light. The complaint alleges that: 1) the actual return on equity earned by Washington Gas Light is significantly higher than that authorized by the PSC of DC; and 2) the return on equity that the PSC of DC authorizes Washington Gas Light to earn is higher than is appropriate, given current economic conditions.

        On February 28, 2000, Washington Gas Light submitted an "Answer" to the PSC of DC requesting the dismissal of the OPC complaint chiefly on the grounds that the OPC's analysis of the Company's rates was substantively flawed. The Company has responded to questions made by the PSC of DC Staff (Staff) and has met with Staff to review these responses and to answer their follow-up questions.

         On May 12, 2000, the OPC filed a motion requesting leave to reply to Washington Gas Light's Answer and a reply to the Company's Answer, asserting that Washington Gas Light's Answer failed to demonstrate that a rate investigation is unnecessary and once again asked the PSC of DC to open an investigation.

         On May 22, 2000, Washington Gas Light submitted a "Response" urging the Commission to dismiss the OPC Motion. The Company's Response charged that the OPC motion contained no new information, violated PSC of DC policy and prejudiced both the Company and District of Columbia customers. All matters--the OPC Complaint, Washington Gas Light's Answer, the OPC Motion and the Company's Response--are under review by the PSC of DC. No specific timeline has been established for the PSC of DC to render its final decision on this matter.

NOTE 8--OPERATING SEGMENT REPORTING

        The  Company  reports four  operating  segments:  1) regulated  utility;
2)energy  marketing;   3)  heating,   ventilating  and  air  conditioning (HVAC)
activities; and 4) customer financing.

         With nearly 95 percent of the Company's assets, the regulated utility segment is the Company's core business. The regulated utility segment provides regulated gas distribution services (including the purchase and delivery of natural gas, meter reading, responding to customer inquiries, and bill preparation), to customers in metropolitan Washington, D.C. and parts of Maryland and Virginia. Through the Company's subsidiary, Washington Gas Energy Services, Inc. (WGEServices), the energy marketing segment sells natural gas directly to customers, both inside and outside the Company's traditional service territory, in competition with unregulated gas marketers. The energy marketing segment is also positioned to enter the deregulated electricity markets as opportunities develop. Through two wholly owned subsidiaries, Washington Gas Energy Systems, Inc. (WGESystems) and American Combustion Industries, Inc.
(ACI) and as a partner in Primary Investors, LLC (Primary Investors), the Company's HVAC segment designs, renovates and services mechanical heating, ventilating and air conditioning systems for commercial and residential customers. The customer financing segment provides financing for consumer purchases of natural gas appliances and energy-related equipment. Operating segment information is presented in the following table.

                                                                        Non-Utility Operations
                                                       -------------------------------------------------------
                                           Regulated    Energy              Customer      Other       Total     Elim./
                                            Utility    Marketing    HVAC   Financing   Activities  Non-Utility  Other   Consolidated
                                          ------------------------------------------------------------------------------------------
                                                                            (In thousands of dollars)

Three Months Ended June 30, 2000
--------------------------------
   Total Revenues                         $  171,553   $ 29,101   $ 9,959    $  584      $  179     $ 39,823    $  -     $  211,376

   Operating Expenses
     Depreciation and Amortization            16,512          9       143        -           -           152       -         16,664
     Operating Expenses <F1>                 151,276     30,320     9,000       328         501       40,149       -        191,425
     Income Tax Expense                       (1,904)      (431)      308        84        (112)        (151)      -         (2,055)
                                          ----------   --------   -------    ------      ------     --------    -----    ----------
          Total Operating Expenses           165,884     29,898     9,451       412         389       40,150       -        206,034

     Equity in Loss of 50% Affiliate<F2>          -          -       (102)       -           -          (102)      -           (102)
                                          ----------   --------   -------    ------      ------     --------    -----    ----------

     Operating Income                          5,669       (797)      406       172        (210)        (429)      -          5,240

     Interest Expense--Net                     9,913          3       269        42           1          315       178       10,406

     Other Non-Operating Inc. (Exp.)<F3>          -          -        (86)       -           -           (86)      (43)        (129)
                                          ----------   --------   -------    ------      ------     --------    ------   ----------

     Net Income (Loss)                    $   (4,244)  $   (800)  $    51    $  130      $ (211)    $   (830)   $ (221)   $  (5,295)
                                          ==========   ========   =======    ======      ======     ========    ======   ==========

     Total Assets                         $1,753,492   $ 45,313   $38,702    $6,157      $  569     $ 90,741    $6,219   $1,850,452
                                          ==========   ========   =======    ======      ======     ========    ======   ==========
     Equity Investment in
        Primary Services, LLC<F4>         $       -    $     -    $16,817    $   -       $   -      $ 16,817    $  -     $   16,817
                                          ==========   ========   =======    ======      ======     ========    ======   ==========

     Capital Expenditures                 $   27,400   $    107   $    52    $   -       $   -      $    159    $  -     $   27,559
                                          ==========   ========   =======    ======      ======     ========    ======   ==========

Three Months Ended June 30, 1999
--------------------------------
   Total Revenues                         $  149,973   $ 18,037   $ 6,245    $  793      $  249     $ 25,324    $  -     $  175,297

   Operating Expenses
     Depreciation and Amortization            15,169          9        46        -           -            55       -         15,224
     Operating Expenses<F1>                  138,556     16,088     5,700       500         345       22,633       -        161,189
     Income Tax Expense                       (4,206)       676       160       100           1          937       -         (3,269)
                                          ----------   --------   -------    ------      ------     --------    -----    ----------
          Total Operating Expenses           149,519     16,773     5,906       600         346       23,625       -        173,144
                                          ----------   --------   -------    ------      ------     --------    -----    ----------

     Operating Income                            454      1,264       339       193         (97)       1,699       -          2,153

     Interest Expense--Net                     8,506          3       121        36           1          161        29        8,696

     Other Non-Operating Inc. (Exp.)<F3>          -          -          7        -           -             7      (228)        (221)
                                          ----------   --------   -------    ------      ------     --------    -----    ----------

     Net Income (Loss)                    $   (8,052)  $  1,261   $   225    $  157      $  (98)    $  1,545    $ (257)  $   (6,764)

                                          ==========   ========   =======    ======      ======     ========    ======   ==========

     Total Assets                         $1,673,545   $ 24,019   $13,361    $3,490      $  300     $ 41,170    $6,545   $1,721,260
                                          ==========   ========   =======    ======      ======     ========    ======   ==========

     Capital Expenditures                 $   37,239   $      1   $   215    $   -       $   -      $    216    $  -     $   37,455
                                          ==========   ========   =======    ======      ======     ========    ======   ==========

     <F1> Includes cost of gas and revenue taxes during all reported periods.

     <F2> The initial investment in Primary Investors was made in August 1999; additional investments have been made during the current fiscal year.

     <F3> The amounts reported for Other Non-Operating Inc. (Exp.) are net of applicable income taxes.  The amounts reported in the
          HVAC and Elim./Other columns for the three months ended June 30, 2000, include an income tax benefit of $47,000 and
          $186,000, respectively.  The amounts reported in the same columns for the three months ended June 30, 1999, include a
          $4,000 income tax expense and a $138,000 tax benefit, respectively.

     <F4> Reflects Washington Gas Light's total investment in Primary Investors of $17.5 million, less its equity interest in that company's net loss from inception of $683,000.


                                                                      Non-Utility Operations
                                                      ----------------------------------------------------------
                                           Regulated    Energy              Customer     Other        Total     Elim./
                                            Utility    Marketing    HVAC   Financing   Activities  Non-Utility  Other   Consolidated
                                          ------------------------------------------------------------------------------------------
                                                               (In thousands of dollars)

Nine Months Ended June 30, 2000
--------------------------------

   Total Revenues                         $  874,383   $136,110   $32,385    $2,271      $  923     $171,689    $    -   $1,046,072

   Operating Expenses
     Depreciation and Amortization            48,803         23       428        -           -           451         -       49,254
     Operating Expenses <F1>                 643,206    132,995    27,844     1,055         209      162,103         -      805,309
     Income Tax Expense                       56,180      1,137     1,361       422        (435)       2,485         -       58,665
                                          ----------   --------   -------    ------      ------     --------    ------   ----------
          Total Operating Expenses           748,189    134,155    29,633     1,477        (226)     165,039         -      913,228

     Equity in Loss of 50% Affiliate<F2>          -          -       (629)       -           -          (629)        -         (629)
                                          ----------   --------   -------    ------      ------     --------    -------  ----------

     Operating Income                        126,194      1,955     2,123      794        1,149        6,021         -      132,215

     Interest Expense--Net                    30,808          8       756      127            2          893        674      32,375

     Other Non-Operating Inc. (Exp.)<F3>          -          -       (285)      -            -          (285)       172        (113)
                                          ----------   --------   -------    ------      ------     --------    -------  ----------

     Net Income (Loss)                    $   95,386   $  1,947   $ 1,082    $  667      $1,147     $  4,843    $  (502) $   99,727
                                          ==========   ========   =======    ======      ======     ========    =======  ==========

     Total Assets                         $1,753,492   $ 45,313   $38,702    $6,157      $  569     $ 90,741    $ 6,219  $1,850,452
                                          ==========   ========   =======    ======      ======     ========    =======  ==========

     Equity Investment in
        Primary Services, LLC<F4>        $       -    $     -    $16,817    $   -       $   -      $ 16,817    $    -   $   16,817
                                          ==========   ========   =======    ======      ======     ========    ======   ==========

     Capital Expenditures                 $   76,944   $    139   $   182    $   -       $   -      $    321    $    -   $   77,265
                                          ==========   ========   =======    ======      ======     ========    ======   ==========

Nine Months Ended June 30, 1999
-------------------------------
   Total Revenues                         $  839,803   $ 85,929   $21,982    $2,811      $1,065     $111,787    $    -   $  951,590

   Operating Expenses
     Depreciation and Amortization            44,166         23       131       -           -            154         -       44,320
     Operating Expenses <F1>                 639,111     82,979    20,320     1,415         923      105,637         -      744,748
     Income Tax Expense                       47,952      1,017       516       496         110        2,139         -       50,091
                                          ----------   --------   -------    ------      ------     --------    -------  ----------
          Total Operating Expenses           731,229     84,019    20,967     1,911       1,033      107,930         -      839,159
                                          ----------   --------   -------    ------      ------     --------    -------  ----------

     Operating Income                        108,574      1,910     1,015       900          32        3,857         -      112,431

     Interest Expense--Net                    27,350          4       326       115           4          449         55      27,854

     Other Non-Operating Inc. (Exp.)<F3>          -          -         8        -            -             8     (1,590)     (1,582)
                                          ----------   --------   -------    ------      ------     --------    -------  ----------
     Net Income (Loss)                    $   81,224   $  1,906   $   697    $  785      $   28     $  3,416    $(1,645) $   82,995
                                          ==========   ========   =======    ======      ======     ========    =======  ==========

     Total Assets                         $1,673,545   $ 24,019   $13,361    $3,490      $  300     $ 41,170    $ 6,545  $1,721,260
                                          ==========   ========   =======    ======      ======     ========    =======  ==========

     Capital Expenditures                 $  111,984   $     20   $   702    $   -       $   -      $    722    $    -   $  112,706
                                          ==========   ========   =======    ======      ======     ========    =======  ==========

     <F1> Includes cost of gas and revenue taxes during all reported periods, a loss on the agreement to sell utility property during the nine months ended June 30, 1999, and gains on the sales of non-utility assets during the nine months ended
          June 30, 2000.

     <F2> The initial investment in Primary investors was made in August 1999; additional investments have been made during the current fiscal year.

     <F3> The amounts reported for Other Non-Operating Inc. (Exp.) are net of applicable income taxes.  The amounts reported in the
          HVAC and Elim./Other columns include an income tax benefit of $153,000 and $570,000, respectively. The amounts reported in the same columns for the nine months ended June 30, 1999 are net of a $4,000 income tax expense and a $803,000 tax benefit respectively.

     <F4> Reflects Washington Gas Light's total investments in Primary Investors of $17.5 million, less its equity interest in that company's net loss from inception of $683,000.

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

         7) technological improvements;

         8) the pace of deregulation efforts and the availability of competitive alternatives; and

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

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 2000 VS. JUNE 30, 1999

         EARNINGS
         --------

         For the three months ended June 30, 2000, the third quarter of the Company's fiscal year, Washington Gas Light achieved a $1.5 million improvement in its operating results from the same period last year. During the quarter ended June 30, 2000, the Company incurred a net loss applicable to common stock of $5.6 million, compared to a $7.1 million loss for the same period last year. The basic and diluted loss per average common share in the current quarter was $0.12, compared to a basic and diluted loss per average common share of $0.15 for the same quarter in fiscal year 1999. The Company's operations are weather sensitive and a significant portion of its revenue stream comes from deliveries of natural gas to residential heating customers. A seasonal decline in demand for natural gas historically results in a loss for the utility in its third fiscal quarter.

         These results were driven by a 14.4 percent increase in the number of degree days during the current quarter compared with the same quarter last year, in addition to a 2.9 percent increase in the Company's customer base and an 8.7 percent reduction in utility operation and maintenance expenses.

         Reductions in utility operation and maintenance expenses enhanced earnings per average common share by $0.06 over the same quarter last year. In total, utility operation and maintenance expenses fell by $4.3 million to $45.7 million, primarily due to: 1) the absence of expenses in the current quarter from the Company's former West Virginia operations that it sold in July 1999; 2) reductions in uncollectible accounts expense; 3) lower pension and postretirement medical and life insurance benefits and 4) the absence of costs incurred last year associated with the implementation of the Company's enterprise-wide software system and the preparation of its infrastructure for the transition to the Year 2000. The current quarter's decreases were partially offset by an increase in labor expense over that incurred during the same quarter last year. A $1.3 million increase in depreciation and amortization expense, resulting from the Company's increased investment in property, plant and equipment, including the new enterprise-wide software system that was completed during the second half of fiscal year 1999, reduced earnings by $0.02 per average common share.

         The impact of the improved performance of the Company's utility operations on earnings was offset somewhat as the earnings from the Company's non-utility operations declined from a net income of $1.5 million in the third quarter of fiscal year 1999, to a net loss of $0.8 million in the current quarter. This decline was primarily attributable to lower gross margins and higher selling, general and administrative expenses by the Company's energy marketing segment, as well as start-up costs that its residential heating, ventilation and air conditioning (HVAC) segment is incurring this year, its first year of operations. Excluding the effect of small losses incurred by the Company's minor non-utility operations, the earnings produced by the Company's non-utility energy marketing, HVAC and customer financing segments declined from a $0.04 gain per average common share earned during the third quarter of fiscal year 1999, to a $0.01 loss per average common share in the current quarter.

         In addition, interest expense rose from $8.7 million during the three months ended June 30, 1999, to $10.4 million during the current fiscal quarter, because of an increase in debt used primarily to fund a higher volume and cost of storage gas balances, larger amounts of gas costs deferred and an increased investment in the Company's HVAC segment. In addition, the interest expense for the three months ended June 30, 1999, was unusually low, because some of the proceeds from a common stock issuance early in fiscal year 1999 were used to reduce short-term debt. The increase in interest expense resulted in a $0.02 reduction in earnings per average common share during the three months ended June 30, 2000, compared to the same quarter of fiscal year 1999.

         NET REVENUES
         ------------

         Net revenues for the quarter ended June 30, 2000, increased $4.9 million (7.0 percent) from the same period last year to $74.9 million. This represents a $0.07 per average common share improvement this quarter, over the three months ended June 30, 1999.

         As shown in the following table, a 3.3 percent increase in the number of customers served by the Company's continuing operations, coupled with a 14.4 percent increase in the number of heating degree days, resulted in a 7.1 percent increase in firm therm deliveries by the Company's continuing operations. Results for the quarter ended June 30, 1999, include approximately $0.8 million of net revenues from the Company's former West Virginia operations that were sold in July 1999 (See Note 2 to the Consolidated Financial Statements). The Company is making wholesale deliveries of natural gas to the current owner of the Company's former West Virginia utility property. However, on a per therm basis, net revenues earned by the Company on these wholesale deliveries are significantly lower than those earned on direct sales and deliveries to the West Virginia customers during fiscal year 1999, reflecting a lower cost of delivering gas on a wholesale basis. The lower price per therm earned on deliveries to the wholesale provider of the Company's former West Virginia customers reduced the Company's net revenues by approximately $0.7 million from the quarter ended June 30, 1999.


                                         GAS, WEATHER AND METER STATISTICS

                                                                 Three Months Ended
                                                                      June 30,
                                                               ----------------------               Percent
                                                                 2000         1999      Variance   Inc.(Dec.)
                                                               ----------  ----------  ----------  ----------
Gas Sales and Deliveries (thousands of therms)

    Firm
       Gas Sold and Delivered
            Continuing operations                                  86,095      97,158     (11,063)    (11.4)
            West Virginia operations                                   --         660        (660)   (100.0)

       Gas Delivered for Others
            Continuing operations                                  62,661      41,795      20,866      49.9
            West Virginia operations                                   --       2,630      (2,630)   (100.0)
                                                               ----------  ----------  ----------

                                                                  148,756     142,243       6,513       4.6
                                                               ----------  ----------  ----------
    Interruptible
       Gas Sold and Delivered
            Continuing operations                                   5,684       6,841      (1,157)    (16.9)
            West Virginia operations                                   --       2,348      (2,348)   (100.0)

       Gas Delivered for Others                                    58,092      54,618       3,474       6.4
                                                               ----------  ----------  ----------
                                                                   63,776      63,807         (31)       --
                                                               ----------  ----------  ----------
    Electric Generation
       Gas Delivered for Others                                    84,096      38,506      45,590     118.4
                                                               ----------  ----------  ----------
                Total Deliveries                                  296,628     244,556      52,072      21.3
                                                               ==========  ==========  ==========

Degree Days
    Actual                                                            326         285          41      14.4
    Normal                                                            309         312          (3)     (1.0)
       Percent cooler (Warmer) than Normal                            5.5%       (8.7%)

Customers Meters  (end of period)
    Continuing operations                                         871,175     843,107      28,068       3.3
    West Virginia operations                                           --       3,759      (3,759)   (100.0)
                                                               ----------  ----------  ----------
                Total Customer Meters                             871,175     846,866      24,309       2.9
                                                               ==========  ==========  ==========

         Gas Delivered to Firm Customers

         The level of gas delivered to firm customers is highly sensitive to weather variability, because a large portion of the Company's deliveries of natural gas is used for space heating. The Company's rates are based on normal weather and none of the tariffs for the jurisdictions in which the Company operates currently have a provision for weather normalization. However, the Company does have declining block rates in its Maryland and Virginia jurisdictions that reduce the impact that deviations from normal weather have on net revenues. See Note 7--Commitments and Contingencies for a discussion of proposed tariff changes in Maryland that include a weather normalization provision.

         During the three months ended June 30, 2000, firm therm deliveries rose by 6.5 million therms or 4.6 percent over the same quarter last year. This increase primarily reflects a 3.3 percent rise in the number of customer meters from continuing operations, partially offset by the absence of sales this quarter to nearly 3,800 customers of the Company's former West Virginia operations. A 14.4 percent increase in heating degree days from last year also contributed to the increase in firm therm deliveries. Weather for the three months ended June 30, 2000, was 5.5 percent cooler than normal, while weather for the same period last year was 8.7 percent warmer than normal.

         An increasing number of customers are choosing to buy the natural gas commodity from third-party suppliers, rather than purchasing the natural gas commodity from Washington Gas Light "bundled" together with the delivery of the natural gas. As a result, the volume of firm therm deliveries by the Company's continuing operations to customers who purchase both the natural gas commodity and delivery service as a "bundled" service decreased from 97.2 million therms in the three months ended June 30, 1999, to 86.1 million therms during the current quarter, or a decline of 11.4 percent. This decrease was more than offset as the volume of firm gas delivered for others from the Company's continuing operations rose from 41.8 million therms to 62.7 million therms, a
49.9 percent increase. On a per unit basis, the net revenues that Washington Gas Light earns from delivering gas for others are the same as it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from the Company. Therefore, the Company does not experience any loss of margins when customers choose to purchase their gas from a third-party supplier.

         Gas Delivered to Interruptible Customers

         Interruptible therm deliveries made by the Company's continuing operations were 3.8 percent higher during the three months ended June 30, 2000, over the same period last year. This increase reflects the absence in the third quarter of fiscal 2000 of 2.3 million interruptible therm deliveries to the Company's former West Virginia operations. In total, therm deliveries to interruptible customers during the quarter ended June 30, 2000, are nearly unchanged from the same period last year.

         The effect on net income of any changes in delivered volumes and prices to the interruptible class is minimized by margin-sharing arrangements embedded in the Company's interruptible rate design. Under these arrangements, the Company applies a majority of the margins earned on interruptible gas sales and deliveries to firm customers' rates. This occurs once the Company reaches a pre-established gross margin threshold in exchange for shifting many of the fixed costs of providing service from the interruptible to the firm class.

         Gas Delivered for Electric Generation

         The Company sells and/or delivers natural gas for use at two electric generation facilities in Maryland, which are each owned by separate companies that are independent of Washington Gas Light. During the current quarter, deliveries to these customers rose to 84.1 million therms, more than double the volume of deliveries made during the three months ended June 30, 1999. This increase occurred primarily because an operational problem at one customer's electric generation facility precluded it from receiving delivery of other alternate fossil fuels, which it typically includes in its fuel mix. Neither Washington Gas Light nor the customer can predict how long the operational problem at the affected electric generation facility will continue or how long that facility will continue to use natural gas as its only source of fuel.

         The Company shares a significant majority of the margins earned from gas deliveries to these customers with firm customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not have a material effect on either net revenues or net income.

         OTHER UTILITY OPERATING EXPENSES
         --------------------------------

         Operation and maintenance expenses for the three months ended June 30, 2000, declined by $4.3 million (8.7 percent) from the prior year's levels. This reduction improved earnings per average common share by $0.06 over the same quarter of last year. The results for the quarter ended June 30, 1999, included $1.2 million of operation and maintenance expenses from the Company's former West Virginia operations that were sold in July 1999. Other key factors that contributed to the variance in operation and maintenance expenses for this quarter compared with the same quarter last year include:

         o a $3.0 million reduction in pension and postretirement medical and life insurance benefits expense, a reduction that is expected to continue through the fourth quarter of this fiscal year;

         o    a $2.1 million reduction in uncollectible  accounts expense, which
              resulted  from  the  Company's  continuing   improvements  to  its
              collection practices;

         o the absence of $1.9 million of computer system support costs associated with last year's: 1) implementation of the Company's enterprise-wide software system in the second half of 1999; and 2) preparation of the Company's infrastructure for the transition to the Year 2000; and

         o a $3.6 million increase in labor expense over the same quarter last year, primarily reflecting increases in employee wages and incentives, partially offset by a 6.3 percent reduction in the number of utility employees.

         Operation and maintenance expenses for the fourth quarter of fiscal year 2000 are likely to be higher than the quarter just completed. Nonetheless, the Company anticipates that such expenses for all of fiscal year 2000 will be less than the level incurred for all of fiscal year 1999.

         Depreciation and amortization expense increased by $1.3 million (8.9 percent) in the current quarter because of the Company's increased investment in property, plant and equipment. During the current quarter, the Company recorded $1.0 million of amortization associated with the completion of the enterprise-wide software system in the second half of fiscal year 1999, an increase of $0.7 million over the amount recorded for the same quarter last year. Approximately $1.0 million is being amortized each quarter over the ten-year depreciable life of this system.

         The net benefit on utility income taxes fell $2.3 million, primarily due to an increase in pre-tax income this quarter. For utility operations, the effective income tax rates were 31.1 percent for the third fiscal quarter of 2000 and 34.4 percent for the same period in fiscal 1999.

         NON-UTILITY OPERATING RESULTS
         -----------------------------

         The Company has three primary unregulated operating segments: 1) energy marketing; 2) HVAC; and 3) customer financing. The results from those operations, plus the impact of other incidental unregulated activities decreased operating income (after income taxes, but before interest expense) from $1.7 million during the quarter ended June 30, 1999, to a $0.4 million net loss in the current quarter. After applicable interest expense, earnings from non-utility activities declined from a gain of $0.03 per average common share during the three months ended June 30, 1999, to a $0.02 loss per average common share in the current quarter. The following table compares the financial results, after taxes and interest expense, from non-utility activities for the quarters ended June 30, 2000 and 1999.

             Net Income (Loss) Applicable to Non-Utility Activities
                  (In thousands of dollars, except percentages)

                                         Three Months Ended
                                               June 30,
                                       ------------------------
                                         2000           1999          Variance
                                       --------       ---------      ----------
         Energy Marketing              $   (800)      $   1,261      $  (2,061)

         HVAC:
            Commercial<F1>                  249             225             24
            Residential<F1>                (198)             --           (198)

         Customer Financing                 130             157            (27)

         Other Non-Utility Operations      (211)            (98)          (113)
                                       --------        --------      ---------
               Total                   $   (830)       $  1,545      $  (2,375)
                                       ========        ========      =========

     <F1> The net income reported for the  Company's  commercial HVAC operations for the quarters ended June 30, 2000, and June 30, 1999, include $118,000 and $22,000, respectively, of interest expense (net of income tax benefit) associated with Washington Gas Light's investment. The amounts reported for the Company's residential HVAC operations represent its 50 percent equity earnings i Primary Investors, plus $131,000 of Washington Gas Light's associated interest expense (net of income tax benefit) on its investment in Primary Investors during the quarter ended June 30, 2000.


         Energy Marketing

         The Company's retail energy marketing subsidiary, Washington Gas Energy Services (WGEServices), sells natural gas in competition with unregulated marketers and unregulated subsidiaries of other utility companies. WGEServices continued to expand rapidly as the subsidiary sold 7.2 billion cubic feet (bcf) of gas in the current quarter, an increase of 14.3 percent from 6.3 bcf sold in the third quarter of fiscal year 1999. During the quarters ended June 30, 2000 and 1999, respectively, 24.0 percent and 26.6 percent of these sales were made to customers outside of the service territory of the regulated utility. Revenues increased from $18.0 million in the quarter ended June 30, 1999, to $29.1 million in the quarter ended June 30, 2000, a 61.3 percent increase.

         Net income earned by WGEServices declined from a $1.3 million gain in the quarter ended June 30, 1999, to a $0.8 million loss in the current quarter as gross margins fell and selling, general and administrative expenses rose in the current year. In the quarter ended June 30, 1999, this subsidiary benefited from favorable market conditions as natural gas prices were falling. Conversely, in the quarter ended June 30, 2000, WGEServices experienced the opposite effect. Results from the Company's energy marketing affiliate remain on target to fund growth with internally generated margins and to position WGEServices to enter the deregulated electricity market wherever profitable opportunities develop.

         HVAC

         The HVAC segment designs, renovates and services mechanical heating, ventilating and air conditioning systems for commercial and residential customers. Revenues derived from the Company's commercial HVAC activities INCREASED FROM $6.2 million in the quarter ended June 30, 1999 to $10.0 million in the quarter ended June 30, 2000, a 59.5 percent increase. Net income from these operations rose from $225,000 to $249,000, respectively.

         The results for HVAC also include a $0.2 million net loss from the Company's investment in Primary Investors a residential and light commercial HVAC entity in which the Company acquired a 50 percent interest in August 1999. Primary Investors, through its wholly owned subsidiary, Primary Service Group LLC (PSG), is in the process of acquiring residential HVAC companies and integrating their operations. To date, PSG has acquired nine companies with annualized revenues of $51 million. The net loss by Primary Investors results from the relatively high level of integration costs, without the full effect of the expected revenues that will ultimately be derived from these investments. Primary Investors expects integration costs to stabilize and revenues to increase, resulting in profitable operations in fiscal year 2001. Excluding the Company's net losses incurred to date from Primary, Washington Gas Light has a $17.5 million investment in Primary as of June 30, 2000.

         Customer Financing

         The customer financing segment provides financing for consumer purchases of natural gas appliances and energy-related equipment. Net income from customer financing fell $27,000 in the current quarter to $130,000 due to higher interest rates charged by banks that purchase the financing contracts.

         INTEREST EXPENSE
         ----------------

         Total interest expense increased by $1.7 million (19.7 percent) from the same period last year, reflecting the following changes in interest expense:

                         Composition of Interest Expense
                  (In thousands of dollars, except percentages)

                                      Three Months Ended
                                           June 30,
                                  ------------------------
                                    2000             1999            Variance
                                  --------         -------          ---------
         Long-Term Debt           $  9,010         $ 8,678           $    332
         Short-Term Debt             1,291              12              1,279
         Other (Includes AFUDC)        105               6                 99
                                  --------         -------           --------

                    TOTAL         $ 10,406         $ 8,696           $  1,710
                                  ========         =======           ========


         The increase in interest on long-term debt of $332,000 was primarily due to the issuance of $53 million of Medium Term Notes (MTNs) during the current fiscal quarter (See Note 3 to the Consolidated Financial Statements). The average balance of long-term debt increased from $491.8 million during the three months ended June 30, 1999 to $515.6 million during the current fiscal year, while the weighted average cost of such debt declined by 0.18 percentage points during the same period. The embedded cost of long-term debt outstanding at June 30, 2000, was 6.9 percent.

         The $1.3 million increase in interest on short-term debt was due to an $80.0 million rise in the average short-term debt balance and a 1.1 percentage point increase in the weighted-average cost of such debt. The average balance of short-term debt outstanding increased during the quarter ended June 30, 2000, primarily due to:

         o the issuance of common stock and MTNs early in fiscal year 1999, of which a portion of the proceeds were used to reduce short-term debt; and

         o an increase in short-term debt issued during the current quarter. This short-term debt was used primarily to fund a higher volume and cost of storage gas balances, as well as the larger amounts of gas costs deferred in the quarter ended June 30, 2000, compared with the same quarter last year.

         Other interest expense increased $99,000 due primarily to a decrease in the accrual for allowance for funds used during construction (AFUDC). The decreased accrual for AFUDC reflects a decline in average construction work in progress, which reflects the completion of the enterprise-wide software system during the second half of fiscal year 1999.

         NINE MONTHS ENDED JUNE 30, 2000 VS. JUNE 30, 1999

         EARNINGS
         --------
         For the nine months ended June 30, 2000, net income applicable to common stock was $98.7 million, or $16.7 million higher than the results for the same period last year. Basic and diluted earnings per average common share for the nine months ended June 30, 2000 and June 30, 1999, respectively, were $2.12 and $1.79. Results for the nine months ended June 30, 2000, included a nonrecurring gain of $0.02 per average common share associated with the sales of two minor non-utility investments. Results for the nine months ended June 30, 1999, included a $2.1 million ($0.05 per average common share) nonrecurring net loss from the agreement to sell the Company's West Virginia natural gas utility assets. Additional shares outstanding in the current nine-month period caused earnings per average common share to be $0.03 lower than last year.

         Utility net revenues increased $6.6 million (1.7 percent) primarily because of a 1.7 percent increase in firm therm deliveries, which reflects a 2.9 percent increase in the Company's customer growth, partially offset by weather that was 1.5 percent warmer than last year. In addition, utility operation and maintenance expenses decreased $19.8 million or 12.8 percent in the current nine-month period and enhanced earnings per share by $0.27 over the same period last year. Utility net revenues and operation and maintenance expenses for 1999 include results from the Company's former West Virginia operations that were sold in July 1999 (See Note 2 to the Consolidated Financial Statements). A $4.6 million increase in depreciation and amortization expense, resulting from the Company's increased investment in property, plant and equipment, including the new enterprise-wide software system that was completed during the second half of fiscal year 1999, reduced earnings by $0.06 per average common share.

         The Company's three major non-utility operations contributed $0.08 per average common share, a $0.01 improvement over the nine months ended June 30, 1999. The increase was primarily attributable to improvements by the Company's unregulated commercial HVAC operations.

         Interest expense rose from $27.9 million during the nine months ended June 30, 1999, to $32.4 million during the current nine-month period, for the same reasons previously described in the discussion of the Company's three-month results of operations. The increase in interest expense resulted in a $0.06 reduction in earnings per average common share during the nine months ended June 30, 2000, compared to the same nine-month period in fiscal year 1999.

         NET REVENUES
         ------------

         Net revenues for the nine months ended June 30, 2000, increased by $6.6 million (1.7 percent) from the same period last year to $385.4 million and caused earnings per average common share to rise by $0.09 over the nine months ended June 30, 1999. As shown in the following table, a 3.3 percent increase in the number of customers served by the Company's continuing operations, partially offset by 1.5 percent warmer weather, resulted in a 2.9 percent increase in firm therm deliveries by the Company's continuing operations.

         These improvements more than offset the impact of $4.0 million of net revenues from the Company's former West Virginia operations (sold in July 1,
1999), which were included in the results for the nine months ended June 30, 1999. As previously discussed, the gross margins that the Company currently earns on wholesale sales to the current owner of its former West Virginia operations are significantly lower than the gross margins it earned during the first nine months of fiscal year 1999, when it made direct sales and deliveries to retail customers in West Virginia. The lower price per therm earned on deliveries to the wholesale provider of the Company's former West Virginia customers, which reflects the lower cost of providing that service, reduced the Company's net revenues by approximately $3.7 million from the nine months ended June 30, 1999.



                        GAS, WEATHER AND METER STATISTICS

                                                   Nine Months Ended
                                                        June 30,
                                                  ---------------------                   Percent
                                                    2000        1999       Variance      Inc.(Dec.)
                                                  ---------   ---------    ---------    ----------
Gas Sales and Deliveries (thousands of therms)

    Firm
       Gas Sold and Delivered
            Continuing operations                   738,989     827,198      (88,209)        (10.7)
            West Virginia operations                     --       3,634       (3,634)       (100.0)

       Gas Delivered for Others
            Continuing operations                   275,514     158,948      116,566          73.3
            West Virginia operations                     --       7,788       (7,788)       (100.0)
                                                  ---------   ---------    ---------
                                                  1,014,503     997,568       16,935           1.7
                                                  ---------   ---------    ---------
    Interruptible
       Gas Sold and Delivered
            Continuing operations                    23,806      35,772      (11,966)        (33.5)
            West Virginia operations                     --       8,127       (8,127)       (100.0)

       Gas Delivered for Others                     214,288     225,392      (11,104)         (4.9)
                                                  ---------   ---------    ---------
                                                    238,094     269,291      (31,197)        (11.6)
                                                  ---------   ---------    ---------
    Electric Generation
       Gas Delivered for Others                     137,449      68,249       69,200         101.4
                                                  ---------   ---------    ---------
                Total Deliveries                  1,390,046   1,335,108       54,938           4.1
                                                  =========   =========    =========

Degree Days
    Actual                                            3,574       3,630          (56)       (1.5)
    Normal                                            3,812       3,825          (13)       (0.3)
       Percent Cooler (Warmer) than Normal             (6.2%)      (5.1%)

Customer Meters  (end of period)
    Continuing operations                           871,175     843,107       28,068         3.3
    West Virginia operations                             --       3,759       (3,759)     (100.0)
                                                  ---------   ---------    ---------
                Total Customer Meters               871,175     846,866       24,309         2.9
                                                  =========   =========    =========


         Gas Delivered to Firm Customers--Gas Sold and Delivered

         During the nine months ended June 30, 2000, firm therm deliveries rose by 16.9 million therms or 1.7 percent over the same period last year. This increase primarily reflects a 3.3 percent rise in the number of customer meters from continuing operations, partially offset by the absence of deliveries this fiscal period to nearly 3,800 customers of the Company's former West Virginia operations that were sold in July 1999. Firm therm deliveries were also adversely affected by a 1.5 percent decrease in heating degree days from last year. Weather for the nine months ended June 30, 2000, was 6.2 percent warmer than normal, while weather for the same period last year was 5.1 percent warmer than normal.

         The volume of firm therm deliveries from continuing operations to customers who purchase "bundled" service from Washington Gas Light decreased from 827.2 million therms in the nine months ended June 30, 1999 to 739.0 million therms during the current nine-month period, or a decline of 10.7 percent. This decrease was more than offset as the volume of firm gas delivered for others from the

Company's continuing operations rose from 158.9 million therms to 275.5 million therms, a 73.3 percent increase.

         Gas Delivered to Interruptible Customers--Gas Sold and Delivered

         Deliveries to interruptible customers during the nine months ended June 30, 2000, decreased by 31.2 million therms or 11.6 percent from the same period last year, because of decreased demand by interruptible customers coupled with the 1.5 percent decrease in heating degree days, as well as the absence of 8.1 million therm sales and deliveries associated with the Company's former West Virginia operations which were included in the results for the nine months ended June 30, 1999. As previously described in this report, the effect on net income of changes in gas deliveries to interruptible customers is minimal due to margin-sharing arrangements in each of the Company's jurisdictions.

         Gas Delivered for Electric Generation

         Volumes delivered for electric generation more than doubled, increasing from 68.2 million therms delivered during the nine-month period ending June 30, 1999 to 137.4 million therms delivered during the same period of the current fiscal year. This increase occurred primarily for the same reason described in the discussion of the Company's three-month operating results. Margins earned on such deliveries are being shared with firm customers as described previously in this report.

         OTHER UTILITY OPERATING EXPENSES
         --------------------------------

         During the nine months ended June 30, 2000, operation and maintenance expenses declined $19.8 million (12.8 percent) from the prior year's levels. This reduction improved earnings per average common share by $0.27 over the same nine-month period last year. The results for the nine months ended June 30, 1999, included $5.3 million of operation and maintenance expenses from the West Virginia operations that were sold in July 1999. Other key factors that contributed to the variance in operation and maintenance expenses for the first nine months of fiscal year 2000 compared with the same period for the prior year include:

         o an $8.4 million reduction in pension and postretirement medical and life insurance benefits expense;

         o a $3.9 million reduction in advertising, corporate relations and miscellaneous customer service expenses;

         o a $3.9 million decrease in construction and technical support expenses;

         o the absence of $2.6 million of computer system support costs associated with last year's : 1) implementation of the Company's enterprise-wide software system in the second half of 1999; and 2) preparation of the Company's infrastructure for the transition to the year 2000; and

         o    a $2.4 million  reduction in the  uncollectible  accounts  expense
              resulting  from  the  previously  discussed   improvement  to  the
              Company's collection practices.

         These reductions were partially offset by a $6.1 million net increase in labor and benefit expenses. This increase reflects an increase in employee wages and incentives, offset somewhat by the 6.3 percent reduction in the number of utility employees.

         The operation and maintenance expenses in the fourth quarter of fiscal year 2000 are likely to be higher than those incurred in any of the preceding quarters in fiscal year 2000. Nonetheless, the Company anticipates that such expenses for all of fiscal year 2000 will be less than the level incurred for all of fiscal year 1999.

         Depreciation and amortization increased by $4.6 million (10.5 percent) in the current nine-month period because of the Company's increased investment in property, plant and equipment. Included in this increase is $2.8 million of additional amortization related to the new enterprise-wide software system that was completed in the second half of fiscal year 1999. The increase in depreciation and amortization reduced earnings per average common share for the nine months ended June 30, 2000, by $0.06 per share when compared to last year.

         Utility income taxes increased by $8.2 million, primarily due to a 16.5 percent increase in pre-tax utility income for the current nine-month period. For utility operations, the effective income tax rate was 37.1 percent for the first nine months of both fiscal 2000 and 1999.

         NON-UTILITY OPERATING RESULTS
         -----------------------------

         During the nine months ended June 30, 2000, the results from the Company's unregulated energy marketing, HVAC and customer financing activities, plus the impact of other incidental unregulated activities increased net operating income (after income taxes, but before interest expense) to $6.0 million compared to $3.9 million earned during the same period last year, an increase of $2.1 million. Earnings per average common share derived from non-utility activities were $0.10 in the current nine-month period, an increase of $0.03 over last year. The increase in non-utility earnings includes a nonrecurring gain of $0.02 per average common share from a subsidiary's sales of certain venture funds and a preferred stock interest. The following table compares the financial results, after income taxes and associated interest expense, from non-utility activities for the nine months ended June 30, 2000 and 1999.

             Net Income (Loss) Applicable to Non-Utility Activities
                  (In thousands of dollars, except percentages)

                                                   Nine Months Ended
                                                         June 30,
                                                  --------------------
                                                     2000       1999   Variance
                                                  ---------   -------- --------
         Energy Marketing                         $   1,947   $  1,906  $    41

         HVAC:
            Commercial<F1>                            1,832        697    1,135
            Residential<F1>                            (750)        --     (750)

         Customer Financing                             667        785     (118)

         Other Non-Utility Operations
            Continuing Operations                        (7)        28      (35)
            Gain from sales of non-utility assets     1,154         --    1,154
                                                  ---------   --------  -------
                TOTAL                             $   4,843   $  3,416  $ 1,427
                                                  =========   ========  =======

    <F1> The net income reported  for  the Company's commercial  HVAC operations for the nine months ended June 30, 2000, and June 30, 1999, include $443,000 and $70,000, respectively, of interest expense (net of income tax benefit) associated with Washington Gas Light's investment. The amounts reported for the Company's residential HVAC operations represent its 50 percent equity earnings in Primary Investors, plus $341,000 of Washington Gas Light's associated interest expense (net of income tax benefit) on its investment in Primary Investors during the nine months ended June 30, 2000.

         Energy Marketing

         WGEServices, the Company's retail energy marketing subsidiary, continued to expand rapidly as the subsidiary sold 39.0 billion cubic feet (bcf) of gas in the current nine-month period, an increase of 33.6 percent from 29.2 bcf sold in the first nine months of year 1999. During the nine months ended June 30, 2000 and 1999, respectively, 22.6 percent and 21.5 percent of these sales were made to customers outside of the service territory of the regulated utility revenues increased from $85.9 million in the nine months ended June 30, 1999 to $136.1 million in the nine months ended June 30, 2000, a 58.4 percent increase. The improvement in the energy marketing segment's revenues was due primarily to the continuing growth of WGEServices' customer base and higher natural gas prices. Despite the growth of the WGEServices' customer base and its increased volume of sales, there was only a slight increase in that subsidiary's net income during the nine months ended June 30, 2000, over the same period last year, because of increased natural gas prices during the third quarter which reduced gross margins and because of increased selling, general and administrative expenses.

         HVAC

         Revenues derived from the Company's commercial HVAC activities increased from $22.0 million in the nine months ended June 30, 1999, to $32.4 million in the nine months ended June 30, 2000, a 47.3 percent increase. Net income from those operations roase from $0.7 million to $1.8 million, reflecting increased revenues and the absence of start-up costs that were incurred during the first nine months of fiscal year 1999.

         The results for the HVAC segment also include a $750,000 net loss from the Company's investment in Primary Investors, reflecting start-up costs necessary to integrate companies that are being acquired. As mentioned previously in this report, Primary Investors is in the process of acquiring residential HVAC companies and integrating their operations. The net loss by Primary Investors results from the relatively high level of integration costs, without the full effect of the expected revenues that will ultimately be derived from these investments. Primary Investors expects integration costs to stabilize and revenues to increase, resulting in profitable operations in fiscal year 2001.

         Customer Financing

         Net income from customer financing decreased $118,000 in the current nine-month period due to a lower volume of contracts sold by the Company to banks in addition to an increase in interest rates charged by those banks over the same period last year.

         Sale of Non-Utility Assets

         During the nine months ended June 30, 2000, a non-utility Company subsidiary sold a preferred stock investment and recorded a pre-tax book gain of $300,000. In addition, the same subsidiary recorded a pre-tax gain of $411,000 from the sales of certain venture funds. In total, the Company recorded a $1,154,000 after-tax gain on these transactions, which includes the tax benefit of capital loss carrybacks.

         INTEREST EXPENSE
         ----------------

         Total  interest   expense  increased  by $4.5  million  (16.2  percent)
from the same  period  last  year, reflecting the following changes:

                         Composition of Interest Expense
                       (In thousands, except percentages)

                                              Nine Months Ended
                                                   June 30,
                                           ------------------------
                                             2000            1999     Variance
                                           --------       ---------  ---------
         Long-Term Debt                    $ 26,505       $  26,149   $    356
         Short-Term Debt                      5,622           1,941      3,681
         Other (Includes AFUDC)                 248            (236)       484
                                           --------       ---------   --------
           Total                           $ 32,375       $  27,854   $  4,521
                                           ========       =========   ========

         The $3.7 million increase in interest on short-term debt was due to a $74.5 million rise in the average amount of short-term debt outstanding and an increase of 0.80 percentage points in the weighted-average cost of such debt. The average balance of short-term debt outstanding increased during the nine months ended June 30, 2000, primarily due to: 1) the issuance of common stock and MTNs early in fiscal year 1999, of which a portion of the proceeds were used to reduce short-term debt; and 2) increased short-term debt issued to fund a higher volume and cost of storage gas balances and larger amounts of gas costs deferred in the nine months ended June 30, 2000, compared with the same period last year.

         Other interest expense increased $484,000 due primarily to a decrease in the accrual for AFUDC. The decreased accrual for AFUDC reflects a decline in average construction work in progress due primarily to the completion of the enterprise-wide software system during the second half of fiscal year 1999.

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

         At June 30, 2000, the Company had notes payable outstanding, which consist of bank loans and commercial paper, of $58.8 million as compared to $113.1 million at September 30, 1999. The decrease in notes payable from September 1999 reflects the seasonal nature of the Company's cash requirements. Due to higher costs of gas in storage, larger deferred gas cost balances and the recent investments in Primary Investors, the June 30, 2000, balance of notes payable outstanding is greater than typically experienced during this time of the year.

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

         CASH FLOW FROM OPERATING ACTIVITIES

         Operating activities provided net cash during the first nine months of fiscal year 2000 of $135.3 million compared with $232.3 million during the same period last year. The $97.0 million decline in cash from operating activities was primarily the result of:

         o higher funds used to support increased levels of utility and non-utility accounts receivable, primarily reflecting an increase in the volume of therms sold during the current year by both Washington Gas Light and WGEServices, as well a rise in natural gas costs embedded in the price of the commodity sold to customers. In addition, a rise in third party and off-system gas sales also contributed to the increased levels of utility accounts receivable in the current year;

         o higher funds used to support an increase in the volume of gas stored and higher gas prices during the current period; and

         o an under-recovery of purchased gas costs from customers during the nine months ended June 30, 2000, compared with the same period last year.

         Partially offsetting these uses of cash was a $24.3 million increase in net income, adjusted for non-cash items.

         CASH FLOW FROM FINANCING ACTIVITIES

         During the first nine months of fiscal year 2000, no cash was generated through common stock issued and no cash was used to reacquire common stock. For the same period last year, the Company raised $55.7 million through the sale of
2.3 million shares of common stock and an additional $8.1 million from shares of common stock issued through the Dividend Reinvestment and Common Stock Purchase Plan and the Employee Savings Plan.

         During the nine months ended June 30, 2000, the Company issued $54.9 million of long-term debt, including $53.0 million of Medium-Term Notes (MTNs) with a weighted average coupon rate of 7.56% and $1.7 million of long-term debt for the funding of construction projects.

         The dividends paid by the Company during the nine months ended June 30, 2000, increased by $1.6 million due primarily to the issuance of 2.3 million shares of common stock in November 1998 (See Note 4 to the Consolidated Financial Statements) and a $0.015 increase per common share paid during the current nine-month period compared to the nine months ended June 30, 1999.

         CASH FLOW FROM INVESTING ACTIVITIES

         Capital expenditures for the first nine months of fiscal year 2000 were $77.3 million, on a budget of $125.3 million for fiscal year 2000, compared to capital expenditures of $112.7 million for the first nine months of fiscal year 1999. The decline was attributable, in part, to an $18.1 million decrease in capital expenditures associated with the Company's enterprise-wide software system during the first nine months of fiscal year 2000.

         During the nine months ended June 30, 2000, the Company invested $10.0 million in Primary Investors a partnership with Thayer Capital Partners that was established in August 1999 to invest in companies that provide HVAC-oriented products and services in the District of Columbia and parts of Maryland and Virginia. To date, Washington Gas Light has invested $17.5 million, which
Primary Investors, has used to acquire nine companies with total annualized revenues of $51.0 million.

         SALES OF ACCOUNTS RECEIVABLE
         ----------------------------

         During the nine months ended June 30, 2000, the Company sold, with recourse, $18.4 million of non-utility accounts receivable, compared to $21.3 million in the nine months ended June 30, 1999.

OTHER FACTORS AFFECTING THE COMPANY

         CORPORATE STRUCTURE

         Changes in the Company corporate structure, including the establishment of a holding company, are discussed in Note 2 to the Consolidated Financial Statements.

         ELECTRICITY SUPPLY AGREEMENT

         In Maryland, beginning July 1, 2000, retail customers of Potomac Electric Power Company, Baltimore Gas and Electric, Potomac Edison and Delmarva Power and Light are able to choose their supplier of electricity. Similar to the gas industry, customers of these utilities will have the option to either continue purchasing their electricity "bundled" with the associated distribution and transmission service from their current utility or purchase electricity from a third-party supplier and have their current electric utility deliver the energy. Similar customer choice programs are being considered for electric customers in the Virginia and District of Columbia jurisdictions.

         The Company, through its energy marketing subsidiary WGEServices, began marketing electricity to retail electric customers in Maryland this summer and plans to market electricity in other regions as electric customer choice programs are introduced. On April 3, 2000, WGEServices entered into a master purchase and sale agreement with Southern Company Energy Marketing L.P. (Southern), a wholesale energy marketer. Under the agreement, when WGEServices identifies profitable opportunities, it can purchase electric energy, capacity and certain ancillary services from Southern, then resell it to retail electric customers in Maryland and in other regions as customer choice programs are introduced.

         REGULATORY MATTERS

         On July 1, 2000, the Public Service Commission of Maryland issued a generic order which modifies the standards of conduct which govern dealings between regulated electric and gas utilities (including Washington Gas Light) and their affiliated companies. Most significantly, the order:

         o prohibits the sharing of employees that perform certain corporate functions, including market research, public relations, advertising, marketing and customer service. The Order also limits the sharing of employees for certain accounting and legal support activities;

         o requires utilities to file a Cost Allocation Manual, which delineates the company's policies in allocating the costs of shared services and the associated overhead thereof;

         o establishes disclaimer and royalty requirements when an affiliate uses the utility's name or logo;

         o prohibits joint promotions, advertising and marketing activities by the utility and its affiliates;

         o establishes limitations on the loans and guarantees that may be made by a utility to its affiliates; and

         o     expands reporting requirements of the regulated entity.

         Washington Gas Light has filed an appeal of the Commission's order. The Company has also requested that the effective date of the new rules be suspended pending resolution of the appeal.

         Other regulatory matters that may have an impact on the Company's operations are discussed in Note 7 to the Consolidated Financial Statements.

         YEAR 2000

         Washington Gas Light has continued to operate successfully through the turn of the century and during other key dates associated with the transition to the year 2000. The Company continues to monitor its systems for Year 2000 issues.

         The following table reflects the amounts charged to expense and capitalized early in fiscal year 2000 and during the fiscal years ending September 30, 1999, 1998 and 1997 for business-application systems remediation, embedded systems replacement, end-user applications remediation and replacement, independent verification and validation costs and business continuity initiatives.



         (millions)     2000     1999      1998      1997      Total
         ----------     ----     ----      ----      ----      -----
          Expense       $  -     $  6      $  5      $  1       $ 12
          Capital       $  1     $ 24      $ 20      $  -       $ 45

         No Year 2000-related costs were incurred during the three months ended June 30, 2000 and the Company does not expect to incur any additional Year 2000-related costs.

         LABOR MATTERS

         Recently, new contracts were ratified by the members of Washington Gas Light's four largest labor unions. All four contracts include an annual lump-sum payment provision, based upon the Company meeting a rate of return on common equity and the Board of Directors approval. Each contract also provides for improved medical, sick leave and disability benefits. Additional information regarding the specific contracts ratified by employees of each labor union is described below.

         On April 6, 2000, approximately 380 members of the Office and Professional Employees International Union Local 2 voted to ratify a new three-year labor contract with the Company. Key contract provisions for the Local 2 members include:

         o a lump sum contract ratification bonus of $1,200 per employee, which was paid on April 13, 2000;

         o a general wage increase of 1.5 percent, 1.0 percent and 2.0 percent in the first, second and third years of the contract, respectively;

         o an increase in the Company's matching contribution for the 401(K) Savings Plan up to 2.0 percent in the first year and up to 2.25 percent in the second and third years;

         o an income security plan that provides up to 20 weeks of pay for employees who may be affected by a declaration of excess in classification;

         o continuing security for employees, employed by the Company, on or before April 1, 1985; and

         o    length   of  service-based   performance   bonuses  for  long-term
              employees.

         On June 6, 2000, approximately 725 members of Teamsters Local 96 voted to ratify a new four-year labor contract with the Company. Key contract provisions include the following:

         o a 3.0 percent, 2.75 percent and 2.25 percent general wage increase in the first, second and fourth years of the contract, respectively; and in the third year employees may elect to receive either a lump-sum payment of 2.5 percent of base pay or a 2.0 percent general wage increase;

         o    continuing  employment  security   during   the  duration  of  the
              contract;

         o an increase in pension benefits from 44% to 46% of the three highest years of pay for employees with at least 30 years of service, which becomes effective December 2, 2002; and

         o    improved compensation for off-peak shifts and stand-by pay.

         On August 1, 2000, employees at the Company's Shenandoah Division voted to ratify a new four-year contract negotiated by the Teamsters union. The contract, which covers 25 employees, includes the following key provisions:

         o a general wage increase of 4.0 percent and 2.5 percent in the first and second years of the contract, respectively, and a 2.25 percent general wage increase in both the third and fourth years; and

         o    a lump sum contract ratification bonus of $300 per employee.

         On August 1, 2000, production and maintenance workers at the Company's Frederick Division voted to ratify a new three-year contract negotiated by the International Brotherhood of Electrical Workers Local 1900 (IBEW). The contract, which covers 21 employees, includes the following key contract provisions:

         o a general wage increase of 4.0 percent, 3.25 percent and 3.0 percent in the first, second and third years of the contract, respectively;

         o    a lump-sum payment of $300 in the first year of the contract;

         o    improved compensation for on-call assignments; and

         o an increase in the Company's matching contribution for the 401(K) Savings Plan.

         Later this year, the Company will negotiate with the IBEW for a second contract, which covers 14 clerical employees, or less than 1 percent of the Company's workforce, that will expire on October 31, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
               OF THE COMPANY

         The Company has interest rate risk exposure related to long-term debt. Additionally, the Company's subsidiary, WGEServices has price risk exposure related to gas marketing activities. For information regarding the Company's exposure related to these risks, see Item 7A in the Company's most recently filed Form 10-K. The Company's risk associated with interest rates has not materially changed from September 30, 1999. At June 30, 2000, WGEServices' open position was not material to the Company's financial position or results of operations.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

27.0          Financial Data Schedule

99.0          Computation of Ratio of Earnings to Fixed Charges

99.1 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

Reports on Form 8-K:

         o Washington Gas Light filed a Current Report on Form 8-K, dated June 28, 2000, to report on the election of Ms.Debra L. Lee to fill a vacancy on the Board of Directors created by the death of Mr.Joseph M. Schepis on June 3, 2000. The Form 8-K also reported that the responsibilities of Mr. James H.DeGraffenreidt, Jr. had been expanded to include the office of president in addition to his role as the Company's chairman and chief executive officer. In addition, the Form 8-K reported a number of organizational changes in the Company's senior management, the most significant of which include: 1) the expansion of the responsibilities of Ms. Elizabeth M. Arnold, Vice President, to include the Company's unregulated customer finance section in addition to her other responsibilities for the Company's strategic planning and all other unregulated operations; and 2) the expansion of the responsibilities of Mr. Terry D. McCallister, Vice President, to include the Company's entire Gas Transportation organization in addition to his previous responsibilities for plants and gate stations, system operation and maintenance, and the Company's Shenandoah and Frederick Divisions.

         o Washington Gas Light filed a Current Report on Form 8-K, dated June 3, 2000, to report the death of Mr. Joseph M. Schepis, the Company's President and Chief Operating Officer. Mr. Schepis also served on the Company's Board of Directors and was the president and a director of several Company subsidiaries.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WASHINGTON GAS LIGHT COMPANY
                                      ----------------------------
                                            (Registrant)

Date   August  11, 2000               /s/ Robert E. Touriniemi
     ----------------------           ----------------------------
                                          Robert E. Tuoriniemi
                                              Controller
                                     (Principal Accounting Officer)