Form 10-K
period 2000-09-30
WASHINGTON GAS LIGHT CO
filed 2000-12-18
CIK 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
Annual Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year ended September 30, 2000

Commission File Number 1-1483
Washington Gas Light Company
(Exact name of registrant as specified in its charter)

District of Columbia and Virginia (State or other jurisdiction of incorporation or organization)	53-0162882 (I.R.S. Employer Identification No.)
1100 H Street, N.W. Washington, DC 20080 (Address of principal executive offices)	(703) 750-4440 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act (as of September 30, 2000):
Title of each class	Name of each exchange on which registered
Common Stock $1.00 par value	New York Stock Exchange Philadelphia Stock Exchange
Preferred Stock, cumulative, without par value: $4.25 Series $4.80 Series $5.00 Series	Philadelphia Stock Exchange Philadelphia Stock Exchange Philadelphia Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, Yes ✓ No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓]

The aggregate market value of the voting stock held by nonaffiliates of the registrant amounted to $1,199,081,753 as of October 31, 2000.

Common Stock, $1.00 Par Value outstanding as of October 31, 2000: 46,479,536.

DOCUMENTS INCORPORATED BY REFERENCE

PARTS I and II - Annual Report to Shareholders for the fiscal year ended September 30, 2000 (Pages 16 through 51).

PART III - Proxy Statement for the Annual Meeting of Shareholders to be held at 10:00 a.m., March 2, 2001, at the Ronald Reagan Building and International Trade Center in Washington, D.C.

PART IV - Form S-7 Registration Statement number 2-53658, filed May 12, 1975, and Amendment No. 2 thereof, filed June 24, 1975.

Form 10-K
For the Fiscal Year Ended September 30, 2000

TABLE OF CONTENTS

PART I

Item 1     Business 2
                              Subsidiaries 3
                              Industry Segments 6
                              Rates and Regulatory Matters 7
                              Competition 12
                              Gas Supply and Capacity 16
                              Environmental Matters 19
                              Other 20
Item 2      Properties 21
Item 3      Legal Proceedings 22
Item 4      Submission of Matters to a Vote of Security Holders 22

PART II

Item 5      Market for Registrant's Common Equity and Related Stockholder Matters 24
Item 6      Selected Financial Data 24
Item 7      Management's Discussion and Analysis of Financial
                            Condition and Results of Operations 25
Item 7A   Quantitative and Qualitative Disclosures about Market Risk 25
Item 8      Financial Statements and Supplementary Data 25
Item 9      Changes in and Disagreements with Accountants on
                            Accounting and Financial Disclosure 25

PART III

Item 10    Directors and Executive Officers of the Registrant 26
Item 11    Executive Compensation 26
Item 12     Security Ownership of Certain Beneficial Owners and Management 26
Item 13     Certain Relationships and Related Transactions 26

PART IV

Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K 27
                  Report of Independent Public Accountants on Schedule 32
                  Signatures 34

               Certain matters discussed in this report, excluding historical information, include forward-looking statements. Certain words, including, but not limited to, "estimates," "expects," "anticipates," "intends," "believes," "plans," variations of these words and similar expressions, identify forward-looking statements that involve uncertainties and risks.

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

PART I

ITEM 1 - BUSINESS

               Washington Gas Light Company (Washington Gas or the Company) is a public utility that delivers and sells natural gas to customers in Washington, D.C. and adjoining areas in Maryland and Virginia. The Company has been engaged in the gas distribution business for 152 years, having been originally incorporated by an Act of Congress in 1848. It became a domestic corporation of the Commonwealth of Virginia in 1953 and a corporation of the District of Columbia in 1957. The following section describes Washington Gas' business as it existed during the fiscal year ending September 30, 2000.

               On November 1, 2000, a corporate restructuring occurred in which Washington Gas and its subsidiaries became separate subsidiaries of WGL Holdings, Inc. (WGL Holdings), a newly formed holding company. See Corporate Restructuring on page 5 for additional details.

WASHINGTON GAS LIGHT COMPANY

               During the fiscal years ending September 30, 2000, 1999 and 1998, Washington Gas' regulated operations produced revenues of $1,031 million, $972 million and $1,041 million, respectively, or 83 percent, 87 percent and 91 percent, respectively, of the Company's total operating revenues. Serving a region with a population estimated to be 4.6 million, Washington Gas provided service to 875,817 customer meters at September 30, 2000. The following table lists the number of meters served and therms delivered by jurisdiction as of, and for the twelve months ended, September 30, 2000, respectively. A therm of gas contains 100,000 British Thermal Units of heat, the heat content of approximately 100 cubic feet of natural gas.

Jurisdiction	Meters Served on September 30, 2000	Millions of Therms Delivered Twelve Months Ended September 30, 2000
District of Columbia Maryland Virginia	143,708 365,735 366,374	314 790 503
Total	875,817	1,607

                Of the 1,607 million therms delivered in fiscal year 2000, 51 percent was sold and delivered by Washington Gas and 49 percent was delivered to various customers that acquired their gas from other suppliers. Of the total therms delivered by the Company, 69 percent went to firm customers and 31 percent went to interruptible customers. To be eligible to receive interruptible service, customers must be capable of using an alternate fuel as a substitute for natural gas in the event that Washington Gas determines that their service must be interrupted to accommodate firm customers' needs during periods of peak demand.

Subsidiaries                At September 30, 2000, Washington Gas had three wholly owned subsidiaries and a 50 percent interest in a limited liability company. Shenandoah Gas Company (Shenandoah), a former Washington Gas subsidiary, was merged into the Company on April 1, 2000. Washington Gas also had a longstanding inactive subsidiary whose operations were merged into the Company during fiscal year 2000. The following paragraphs describe each subsidiary in Washington Gas' corporate structure at September 30, 2000. As previously noted, Washington Gas and its subsidiaries were restructured under WGL Holdings on November 1, 2000. As of November 1, 2000, Washington Gas and its direct subsidiaries became separate subsidiaries of WGL Holdings (see Corporate Restructuring).

               Hampshire Gas Company (Hampshire) - During fiscal year 2000, Hampshire was a wholly owned subsidiary of Washington Gas. Hampshire operates an underground gas storage field in the vicinity of Augusta, West Virginia under a cost of service tariff regulated by the Federal Energy Regulatory Commission (FERC).

               Crab Run Gas Company (Crab Run) - During fiscal year 2000, Crab Run was a wholly owned subsidiary of Washington Gas. Crab Run is an exploration and production company whose assets are managed by an Oklahoma-based limited partnership. At September 30, 2000, Crab Run's investment in this partnership is not material. Crab Run expects that any additional investments it makes in the partnership will be minimal.

               Washington Gas Resources Corp. (WGR) - During fiscal year 2000, WGR was a wholly owned subsidiary of Washington Gas under which most of the Company's unregulated subsidiaries, except Crab Run and Primary Investors, were organized. WGR's subsidiaries, which are described below, are American Combustion Industries, Inc. (ACI), WG Maritime Plaza I, Inc., Washington Gas Energy Services, Inc. (WGEServices), and Washington Gas Consumer Services, Inc. WGEServices also has subsidiaries, as described further below.

American Combustion Industries, Inc.- ACI offers turnkey products and services associated with the design, renovation, sale, installation and service of mechanical HVAC systems. ACI's products and services are targeted at large-scale commercial and governmental customers in the District of Columbia and parts of Maryland and Virginia.

WG Maritime Plaza I, Inc. (WG Maritime) - In May 1999, the Company announced plans for the development of a 12-acre parcel of land in Southeast Washington, D.C. that it has owned since 1888. The development will be a mixed-use commercial project that is expected to be implemented in five phases. The entire five-phase project will be completed over a five-to-ten year period. Washington Gas will lease its land to ventures that will be established during each phase of the project and the Company will retain a carried interest in the development. This development is being pursued in partnership with Lincoln Property Company, a national developer. None of the subsidiaries of WGL Holdings, including Washington Gas, will make capital investments in this venture or play an active role in any development or management activities. In January 2000, the Company established WG Maritime to hold its interest in the first phase of this development. No expenditures were made by WG Maritime through September 30, 2000, and the Company expects that future expenditures by WG Maritime will not be material.

Washington Gas Energy Services, Inc. - WGEServices primarily engages in the sale of natural gas in competition with unregulated gas marketers and unregulated subsidiaries of other utility companies. At September 30, 2000, WGEServices served approximately 125,000 residential, commercial and industrial customers both inside and outside the Company's traditional service territory. WGEServices is preparing to sell electricity to customers who participate in electric choice programs as profitable opportunities develop. At September 30, 2000, WGEServices had the two subsidiaries described below. Effective October 1, 2000, both subsidiaries became wholly owned subsidiaries of WGR.

Washington Gas Energy Systems, Inc. (WGESystems) - This subsidiary provides commercial energy services, including the design and renovation of mechanical HVAC systems in the District of Columbia and parts of Virginia and Maryland. Its business is very similar to that of ACI.

Brandywood Estates, Inc. (Brandywood) - Brandywood is a general partner with another major developer, in a venture designed to develop 1,600 acres in Prince George's County, Maryland for sale or lease. This acreage was contributed to the Brandywood Development Limited Partnership by Brandywood in 1992. In March 1996, the partnership submitted to Prince George's County a rezoning application for 790 acres of its property. The mixed-use development plan proposed approximately 1,600 homes, 100,000 square feet of retail space and 105,000 square feet of office space. In 1999, the rezoning application was remanded to a zoning hearing examiner for additional review. No date has been set for a final decision on this application and any action on it is not imminent. Effective May 31, 2000, Brandywood Estates, Inc., merged into Advanced Marketing Concepts, Inc. (AMC), an inactive subsidiary, with AMC being the surviving corporation. Subsequently, the name of AMC was changed to Brandywood Estates, Inc., which is a Delaware Corporation.

 Washington Gas Consumer Services, Inc. - From time-to-time, this subsidiary evaluates and performs unregulated functions. No such functions are being performed at this time.                Primary Investors, LLC (Primary Investors) - In August 1999, the Company and Thayer Capital Partners (Thayer) formed Primary Investors, a limited liability company. Primary Investors, through its wholly owned subsidiary Primary Service Group, LLC (PSG), focuses on investment opportunities in after-market products and services in the heating, ventilating and air conditioning (HVAC) industry. As of September 30, 2000, PSG primarily sells, installs, repairs and maintains HVAC equipment in the residential and light commercial markets of the District of Columbia and parts of Maryland and Virginia. PSG acquired nine companies with approximately $50 million of annualized revenues. During the fiscal year ending September 30, 2000, Washington Gas and Thayer each owned 50 percent of Primary Investors and each had an equal number of representatives on Primary Investors' Board of Directors. As a co-investor, Washington Gas committed to invest up to $25 million of equity capital in Primary Investors. Washington Gas invested $18.3 million in Primary Investors through September 30, 2000. The Company uses the equity method of accounting to reflect the results of Primary Investors in the Consolidated Financial Statements. Corporate Restructuring                At its March 3, 2000, Annual Meeting of Shareholders, Washington Gas shareholders approved, by a more than a two-thirds majority, a proposal to form WGL Holdings, a registered holding company under the Public Utility Holding Company Act of 1935. The Company subsequently received the necessary approval for this restructuring from the SCC of VA on May 11, 2000. On October 13, 2000, the Securities and Exchange Commission (SEC) approved WGL Holdings' financing application and the corporate restructuring subsequently went into effect on November 1, 2000. Under the new structure, Washington Gas, as the regulated utility, and its former subsidiaries operate as separate subsidiaries of WGL Holdings. The following charts illustrate the major organizational changes resulting from this restructuring.

               At the November 1, 2000 restructuring, shares of WGL Holdings common stock equal the same number of shares of Washington Gas common stock immediately prior to the restructuring. Each Washington Gas shareholder also received an equal number of WGL Holdings shares. All serial preferred stock issued by Washington Gas remains issued and outstanding as shares of Washington Gas serial preferred stock. The dividend rate for the preferred stock has not been changed and those dividends will continue to be paid by Washington Gas. All outstanding indebtedness and other obligations of Washington Gas prior to the restructuring remain outstanding as obligations of Washington Gas. Holders of Washington Gas medium-term notes (MTNs) continue as security holders of Washington Gas.

               On November 1, 2000, WGL Holdings had no outstanding securities other than common stock, but it could issue other securities in the future. WGL Holdings common stock is listed only on the New York Stock Exchange, while Washington Gas preferred stock continues to be listed only on the Philadelphia Stock Exchange. Both common and preferred shares are listed under the "WGL" ticker symbol on their respective exchanges.

               The consolidated financial statements and the associated notes thereto included in pages 31-51 of the Washington Gas Light fiscal year 2000 Annual Shareholders' Report, which is included in Exhibit 13, were based upon the corporate organizational structure that was in place during the three fiscal years ended September 30, 2000. As previously discussed, the corporate reorganization became effective on November 1, 2000. However, had the reorganization occurred on September 30, 2000, the WGL Holdings' consolidated financial statements and associated notes thereto would have been virtually identical to those reported in these financial statements and notes thereto.

INDUSTRY SEGMENTS

               For fiscal year 2000, Washington Gas reports four operating segments: 1) regulated utility; 2) retail energy marketing; 3) HVAC; and 4) consumer financing. The overwhelming majority of Washington Gas' consolidated assets were devoted to, and revenues were derived from, the regulated utility and the retail energy marketing segments. Going forward, WGL Holdings expects this to continue. However, it does plan to increase the significance of the other segments. Each segment is described below:

Regulated Utility - Washington Gas delivers natural gas to all retail customers in its service territory in accordance with tariffs established by the state regulatory commissions that have jurisdiction over its rates. These tariffs allow the regulated utility segment the opportunity to earn a fair rate of return on its invested capital and to recover the costs of providing service. On September 30, 2000, nearly 95 percent of Washington Gas' consolidated assets were committed to the regulated utility segment. This comprises the Company's core business. Hampshire operates its storage facilities on behalf of Washington Gas under a FERC-regulated tariff.

Retail Energy Marketing - WGEServices competes with unregulated marketers by selling natural gas and electricity directly to residential, commercial and industrial customers, both inside and outside of the regulated utility's traditional service territory. During the fiscal years ending September 30, 2000, 1999 and 1998, the energy marketing segment produced operating revenues from the sales of natural gas of $167 million, $104 million and $83 million, respectively, or 13 percent, 9 percent and 7 percent, respectively, of the Company's total operating revenues. Electricity sales began in October 2000, and, thus, produced no operating revenues in fiscal year 2000.

HVAC - Through its wholly owned subsidiaries, WGESystems and ACI, and as an investor in Primary Investors, Washington Gas has offered residential and commercial customers a variety of products and services primarily associated with the design, renovation, sale, installation and service of mechanical HVAC systems. During the fiscal years ending September 30, 2000, 1999 and 1998, the Company's commercial HVAC segment produced operating revenues of $47 million, $31 million and $14 million, respectively, or 4 percent, 3 percent and 1 percent, respectively, of the Company's total operating revenues. During the fiscal year ending September 30, 2000, the Company's 50 percent equity investment in Primary Investors resulted in a $1.7 million loss. Fiscal year ending September 30, 2000, was the first full year of operations for Primary Investors. At September 30, 2000 and 1999, the HVAC segment had a backlog of orders of $67.4 million and a $15.3 million, respectively, which the Company believes to be firm orders. Of the backlog outstanding at September 30, 2000, the Company believes that $33.9 million will not be filled within fiscal year 2001. There are no significant seasonal or other material aspects associated with this backlog.

Consumer Financing - Washington Gas has offered financing for customers to purchase natural gas appliances and other energy-related equipment. During the fiscal years ending September 30, 2000, 1999 and 1998, the consumer financing segment produced operating revenues of $3 million, $4 million and $3 million, respectively, or less than 1 percent of the Company's total operating revenues during each of these three years.

                Additional financial information about these reported industry segments for fiscal years 2000, 1999 and 1998, is reported in Note 15-Operating Segment Reporting in the Notes to the Consolidated Financial Statements of the Company's 2000 Annual Report to Shareholders, which is incorporated by reference into this report.

RATES AND REGULATORY MATTERS

               Washington Gas is regulated by the Public Service Commission of the District of Columbia (PSC of DC), the Public Service Commission of Maryland (PSC of MD) and the SCC of VA. The FERC regulates Hampshire. See the following section, General Regulatory Matters, for a discussion of general regulatory issues and initiatives. See Jurisdictional Rates and Regulatory Matters, which begins on page 8, for detail regarding the individual commissions and a discussion of recent regulatory proceedings.

General Regulatory Matters
  Natural Gas Unbundling Initiatives                Currently, for the majority of its business, the price that Washington Gas charges its customers is based on the combination of the cost it incurs for the natural gas commodity and the cost it incurs to deliver natural gas to its customers. Although most of the Company's revenues continue to be produced from the sale and delivery of natural gas on this combined or "bundled" basis, a number of regulatory and Company initiatives are underway to separate or unbundle the sale of the natural gas commodity from the delivery of gas on the Company's distribution system (delivery service). Margins generated from deliveries of customer-owned gas are equivalent to those earned on bundled gas service. Therefore, Washington Gas does not experience any loss of margins when customers choose to purchase their gas from a third-party marketer.

               Throughout the Washington Gas franchise area, all interruptible customers and approximately half of the Company's firm customers may choose to purchase their gas from an array of third-party marketers, such as WGEServices. Washington Gas continues to charge these customers to deliver natural gas through its distribution system. The status of the unbundling programs in the Company's major jurisdictions as of September 30, 2000, is discussed further in Competition, which begins on page 12 of this report.

               WGEServices sells natural gas, as a third-party marketer, to both firm and interruptible customers in each Washington Gas jurisdiction. WGEServices also sells natural gas in both Maryland and Virginia in regions that are outside of the regulated utility's jurisdictional service area in those states. WGEServices retains the full amount of margins generated on sales of the natural gas commodity, but also has the potential to incur a loss from the sales of this commodity.

Regulated Service to Firm Customers                In the District of Columbia jurisdiction, the firm residential and non-residential rate schedules are based upon 1) a flat commodity charge for each therm of gas consumed; and 2) a customer charge designed to recover certain fixed costs. Non-residential firm customers also pay a peak-usage charge that sends accurate price signals regarding gas costs to customers during both peak and non-peak periods. In the Maryland and Virginia jurisdictions, the rate schedules for firm service are comprised of a fixed-charge per customer and declining block commodity rates. Declining block rates reduce the impact of deviations from normal weather on net revenues.

               The firm tariff provisions in each Washington Gas jurisdiction contain gas cost recovery mechanisms that provide for the recovery of the invoice cost of gas applicable to firm customers. Under these mechanisms, firm customers' rates are adjusted periodically to reflect increases and decreases in the invoice cost of gas. Moreover, the regulators in each jurisdiction provide for an annual reconciliation of gas costs collected from firm customers to the applicable invoice cost of gas paid to suppliers.

Regulated Service to Interruptible Customers                 To qualify for interruptible service, a customer must be capable of substituting an alternate fuel for natural gas should Washington Gas determine that it needs to interrupt their service temporarily to satisfy firm customers' needs during periods of peak demand. The effect on net income of changes in delivered volumes and prices to the interruptible class is minimized by margin-sharing arrangements that are part of the design of the Company's rates. Under these arrangements, Washington Gas returns a majority of the margins earned on interruptible gas sales and deliveries to firm customers after a gross margin threshold is reached in exchange for the shift of a portion of the fixed costs of providing service from the interruptible to the firm class. In Maryland, Washington Gas retains 100 percent of the gross margins associated with sales and deliveries to new interruptible customers added after August 1989, until it has recovered its investment and the associated capital costs. Jurisdictional Rates and Regulatory Matters                Since 1994, Washington Gas has had no increases in the base rates charged to customers in any of its three current jurisdictions. However, effective December 28, 1997, the SCC of VA granted a $1.4 million revenue increase to Shenandoah Gas Company, a subsidiary whose operations have since been merged into Washington Gas (See Subsidiaries on page 3).

               The following sections describe each regulatory commission and the processes they use to set the Company's rates. These sections also discuss the most recent rate increases and other ongoing regulatory activity that could potentially affect the Company's rates and/or operations.

District of Columbia                 The PSC of DC consists of three full-time members who are appointed by the Mayor with the advice and consent of the District of Columbia City Council. The term of each commissioner is four years. There are no limitations on the number of terms that can be served.

               There is no statutory suspension period related to rate requests.

Rate Increase                 In October 1993, the PSC of DC approved a $4.7 million increase in base rates (2.5 percent in annual revenues), effective October 19, 1993. The order, which included a 9.86 percent overall rate of return and an 11.50 percent return on common equity, provided for a phase-in, rather than immediate recognition, of the additional costs associated with the implementation of Statement of Financial Accounting Standards No. 106-Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS No. 106). The incremental costs related to SFAS No. 106 were phased-in over a five-year period that ended September 30, 1998. In each year of the phase-in, the Company filed for an increase in rates, through streamlined procedures, to reflect an additional increment of SFAS No. 106 costs in excess of a stipulated "pay-as-you-go" level. The difference between the incremental annual amount reflected in rates during the phase-in period and the full SFAS No. 106 cost was deferred as a regulatory asset. On September 30, 1998, the PSC of DC granted the Company recovery of the regulatory asset established during the phase-in period over a fifteen-year amortization period, effective October 1, 1998.

                Effective August 1, 1994, the PSC of DC approved a Stipulation and Agreement signed by a majority of the parties to a rate case filed in January 1994, providing for a $6.4 million annual revenue increase (or 3.4 percent). The agreement did not specify a rate of return. The agreement provided for an increase in the curtailment charge to interruptible customers during periods of interruption and established the previously discussed peak-usage charge for non-residential firm customers.

Complaint by Office of People's Counsel             On February 17, 2000, the District of Columbia's Office of the People's Counsel (OPC) filed a complaint with the PSC of DC requesting an investigation into the rates and charges of Washington Gas. The complaint alleges that: 1) the actual return on equity earned by Washington Gas is significantly higher than that authorized by the PSC of DC; and 2) the return on equity that the PSC of DC authorizes Washington Gas to earn is higher than is appropriate, given current economic conditions.

                On February 28, 2000, Washington Gas submitted an "Answer" to the PSC of DC requesting the dismissal of the OPC complaint chiefly on the grounds that the OPC's analysis of the Company's rates was substantively flawed. The Company has responded to questions made by the PSC of DC Staff (Staff) and met with Staff to review these responses and to answer their follow-up questions.

                On May 12, 2000, the OPC filed a motion requesting leave to reply to Washington Gas' Answer and a reply to the Company's Answer, asserting that Washington Gas' Answer failed to demonstrate that a rate investigation is unnecessary and once again asked the PSC of DC to open an investigation.

                On May 22, 2000, Washington Gas submitted a "Response" urging the Commission to dismiss the OPC Motion. The Company's Response charged that the OPC motion contained no new information, violated PSC of DC policy and prejudiced both the Company and District of Columbia customers. All matters-the OPC Complaint, Washington Gas' Answer, the OPC Motion and the Company's Response-are under review by the PSC of DC. No specific timeline has been established for the PSC of DC to render its final decision on this matter.

Maryland                 The PSC of MD consists of five full-time members who are appointed by the Governor with the advice and consent of the Senate of Maryland. Each commissioner is appointed to a five-year term, with no limit on the number of terms that can be served.

                The Company is required to give 30 days' notice when filing for a rate increase. The PSC of MD may initially suspend the proposed increase for 150 days beyond the 30-day notice period and then has the option to extend the suspension for an additional 30 days. If action has not been taken after 210 days, rates may be placed into effect subject to refund.

Rate Increase                Effective August 1, 1993, the PSC of MD ordered a base rate increase designed to collect an additional $10.6 million (3.7 percent), in annual revenues. The order resulted from a settlement agreement entered into by most parties to a March 1993 rate case. Recovery of SFAS No. 106 costs, which had been included in the Company's request, was not specifically addressed in the order. However, the amount authorized by the PSC of MD was sufficient to cover the Company's cost to implement this standard in Maryland. The order also revised the Company's purchased gas cost recovery mechanism to provide for recovery of carrying costs on actual storage gas balances and provided for a $1.0 million annual revenue increase resulting from the modification to, or the addition of, certain service-related charges. The 11.5 percent return on equity indicated in the order was not utilized to establish rates.

               In October 1994, the PSC of MD approved an unopposed Stipulation and Agreement, signed by a majority of the parties to a June 1994 rate case. The Stipulation and Agreement, designed to collect an additional $7.4 million (2.4 percent) annually, went into effect on December 1, 1994.

Attempt to Implement Incentive-Based Rates                On January 6, 2000, the Company announced that it filed with the PSC of MD a non-unanimous settlement agreement that would, if approved by the PSC of MD, have frozen basic delivery rates at the present levels and insulated Maryland customers from potential rate increases for five years. The only adjustments that would have been allowed under the agreement would have been for material changes in costs due to extraordinary events, such as tax rate changes or new regulatory requirements. The agreement also included the potential to reduce customers' bills and increase returns to shareholders through the use of an earnings-sharing mechanism. In addition, the agreement included a provision for residential heating customers that would reduce fluctuations in customers' bills due to the effects of weather deviations from normal levels.

               On October 19, 2000, the PSC of MD issued an Order that declined to approve the agreement.  The PSC of MD Order noted a number of positive aspects of the Settlement Agreement.  The Order stated that the record was not sufficient to demonstrate that rates would be just and reasonable throughout the five-year term.  On November 6, 2000, Washington Gas filed a Request for a Rehearing of the PSC of MD's Order.  The Rehearing Request cited the numerous features of the Settlement that enhanced, rather than diminished, the PSC of MD oversight responsibilities, as well as the extensive record evidence and past PSC of MD precedence on the subject.

Affiliates Order for Utility Companies                 On July 1, 2000, the Public Service Commission of Maryland issued a generic order which would modify the standards of conduct that govern dealings between regulated electric and gas utilities (including Washington Gas) and their affiliated companies. Most significantly, the order:
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

    establishes limitations on the loans and guarantees that may be made by a utility to its affiliates; and

    expands reporting requirements of the regulated entity.
               Washington Gas and other parties have appealed the Commission's order. On November 8, 2000, the Circuit Court for Wicomico County, Maryland, issued an order that stayed, or suspended the new rules until the Court issues a decision on the appeals. A hearing on the merits of the appeals is scheduled for late January 2001. Virginia                The SCC of VA consists of three full-time members who are elected by the General Assembly of Virginia. Each commissioner has a six-year term with no limitation on the number of terms that can be served.

               Either of two methods may be used to request a modification of existing rates. First, the Company may file a general rate application through an adjudicated process. The rates under this process may take effect 150 days after the filing. Second, an Expedited Rate Case (ERC) procedure is available which provides that rate increases may take effect 30 days after the filing date. Under the ERC mechanism, the Company may not propose any changes in accounting policies and the allowed rate of return on common equity cannot be modified from the rate established in the last fully adjudicated case. Before new rates become final, both types of rate increases are subject to refund.

Rate Increase                On September 27, 1994, the Company implemented rates designed to recover an additional $15.7 million annually, based on a rate case filed in April 1994. These rates were collected subject to refund. On September 28, 1995, the SCC of VA approved a $6.8 million (2.7 percent) annual revenue increase, effective September 27, 1994. The SCC of VA's order included a 9.72 percent overall rate of return and an 11.50 percent return on equity. The order also allowed Washington Gas to collect SFAS No. 106 costs in accordance with a generic order of the SCC of VA. The Company refunded amounts associated with the difference between the interim rates that were collected subject to refund and the amount approved by the SCC of VA, with interest, by January 1, 1996.

               In December 1997, Shenandoah implemented new rates in Virginia designed to recover an additional $2.3 million annually, based on a rate case filed in August 1997. On July 16, 1998, the SCC of VA issued an order approving an increase in annual revenues of $1.4 million, or 6.78 percent, effective December 28, 1997. The order included a 9.062 percent overall rate of return and a 10.70 percent return on equity. Shenandoah refunded amounts associated with the difference between the interim rates that were collected subject to refund and the amount approved by the SCC of VA, with interest, by November 1, 1998. As previously discussed, Shenandoah was merged into Washington Gas, on April 1, 2000,. In compliance with the order issued by the SCC of VA, Shenandoah is continuing to operate as a separate division under the same rates that were in place at the time of the merger.

               Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference into this report, provides a table summarizing Washington Gas' major rate applications and results thereof.

COMPETITION

Competition with Other Energy Products                In its regulated utility business, the Company faces competition based on customers' preferences for natural gas compared to other energy products and the comparative prices of those products. Currently, the most significant product competition occurs between natural gas and electricity in the residential market. The residential market represents a substantial portion of the Company's net income. In its service territory, the Company continues to attract the majority of the new residential construction market. The Company believes that consumers' continuing preference for natural gas allows it to maintain a strong presence.

               Historically, the Company has generally maintained a price advantage over electricity in its service area. Recent increases in the price of the natural gas commodity have altered this situation somewhat. However, the company believes natural gas prices are experiencing the effects of a temporary imbalance between supply and demand and should ultimately result in natural gas prices settling at more traditional levels. Furthermore, as discussed below, restructuring in both the natural gas and electric industries is leading to changes in traditional pricing models. As part of the electric industry restructuring effort, certain business segments are moving toward market-based pricing, with third-party marketers of electricity participating in retail markets. Electric restructuring may result in lower comparative pricing for electric service and other alternative energy sources, including natural gas. These changes will result in increased competition for the Company.

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

Deregulation                Customer choice programs are underway in each of the Company's jurisdictions. These programs give customers the option to choose to purchase their natural gas and/or electric commodity from third-party marketers, rather than purchasing these commodities as part of a bundled service from the local utility. When customers choose to purchase their natural gas commodity from a third-party marketer, there is no impact on the regulated utility's net revenues or net income because Washington Gas passes the cost of gas to customers without any mark-up. However, these customer choice programs provide unregulated third-party marketers, such as WGEServices, with opportunities to profit from the sale of the natural gas commodity in competitive markets through energy sales to an expanding customer base. Participating in this rapidly evolving marketplace also poses new risks and challenges discussed below that must be addressed in the Company's current and future strategies. The Gas Delivery Function                The gas delivery function, the Company's core business, continues to be regulated by local regulatory commissions. In developing this core business, the Company has invested over $2.2 billion to construct a safe, reliable and economical gas distribution system. Because of the high cost, safety and environmental considerations associated with building and operating a duplicate distribution system, the Company believes there will continue to be only one owner and operator of a natural gas distribution system in its franchise area for the foreseeable future. The nature of the Company's customer base and the distance of most customers from interstate pipelines mitigate the threat of bypass of its facilities by other potential delivery service providers.

               The Company expects that local regulatory commissions will continue to set the prices and terms for delivery service, which give Washington Gas an opportunity to earn a fair rate of return on the capital invested in its distribution system and to recover reasonable operating expenses. The Company plans to continue constructing, operating and maintaining its natural gas distribution system.

               The Company does not foresee any near-term changes in the regulated utility's risk profile. Since the regulated utility passes the cost of the natural gas commodity to customers, the profitability of its regulated operations is unaffected when natural gas commodity prices rise or fall or when customers choose to purchase the natural gas commodity from third-party marketers.

The Merchant Function and Natural Gas Unbundling                The implementation of customer choice programs for natural gas customers is well underway in Maryland, Virginia and the District of Columbia. At September 30, over half of the customers served by Washington Gas are eligible to participate in customer choice programs and the company expects that these programs will gradually encompass all customers in its service territory. Out of the nearly 446,000 customers eligible to participate in these programs at September 30, 2000, approximately 165,000 customers purchase their natural gas commodity from unregulated third-party marketers. The following table provides the status of natural gas unbundling in the Company's major jurisdictions at September 30, 2000. The number and percentage of customers reflected in this table include all customers who chose to purchase natural gas from a third-party marketer, including WGEServices.

Status of Customer Choice Programs at September 30, 2000
Jurisdiction	Customer Class	Eligible Customers
		Total	% Participating
District of Columbia	Firm: Residential Commercial Interruptible	129,875 13,584 249	13% 33% 47%
Maryland	Firm: Residential Commercial Interruptible	200,000 27,170 289	43% 41% 100%
Virginia	Firm: Residential Commercial Interruptible	68,500 5,600 255	57% 91% 82%
Total		445,522	37%

               On November 1, 2000, the PSC of MD removed an enrollment cap on the Washington Gas residential customer choice program. Customer choice is now available to all Washington Gas customers in Maryland. On October 18, 2000, the SCC of VA issued an order granting the Company's request to extend the pilot program from January 1, 2001, until such time as the SCC of VA acts on a current application by the Company to expand the current program. As part of its order, the SCC of VA increased the participation levels for each customer class by 10% above the currently authorized eligibility levels shown in the above table.

               Ultimately, the Company expects the regulated utility will play a much smaller role in the merchant function and may eventually exit the merchant function as customers buy natural gas from unregulated marketers. During this transition period, Washington Gas continues to have certain obligations under long-term contracts to purchase natural gas from producers and transportation capacity from interstate pipeline companies (see Note 13-Contingencies and Commitments to the Notes to the Consolidated Financial Statements of the Company's 2000 Annual Report to Shareholders, which is incorporated by reference into this report). Accordingly, the strategy of Washington Gas focuses on recovering contractual costs and maximizing the value of contractual assets.

               Currently, the regulated utility includes the cost of the natural gas commodity and pipeline services in the purchased gas costs that it includes in firm customers' rates, subject to regulatory review. The Company's jurisdictional tariffs contain gas cost mechanisms that allow it to recover the invoice cost of gas applicable to firm customers. The Company believes it prudently entered into its gas contracts and that the costs being incurred should be recoverable from customers. If future unbundling or other initiatives remove the current gas cost recovery provisions, the Company could suffer adverse impacts to the extent it incurs non-competitive gas costs with no other satisfactory regulatory mechanisms available to recover any costs that may exceed market prices.

               The Company currently has recovery mechanisms for such potentially stranded costs in Maryland and the District of Columbia. In fiscal year 2000, the State of Virginia enacted legislation to allow utilities a similar recovery mechanism. Washington Gas submitted a request to the SCC of VA to allow it to include such a recovery mechanism in its tariff provisions, similar to existing mechanisms in Maryland and the District of Columbia. A decision by the SCC of VA on the Company's current request is pending.

               Washington Gas actively manages its supply portfolio to ensure that its sales and supply obligations remain balanced. If the Company were to determine that competition or changing regulation would preclude it from recovering these costs in rates, these costs would be charged to expense without any corresponding revenue recovery. If this situation were to occur and depending upon the timing of the occurrence, the impact on the Company's financial position and results of operations would likely be significant. In the event that a regulatory body disallows the recovery of such costs, these costs would be borne by shareholders.

               To minimize its exposure to contracting risks, Washington Gas is not generally renewing expiring long-term gas commodity and pipeline transportation and storage contracts at the present time. As these contracts expire, the Company enters into flexible short-term purchasing arrangements to meet demand. This strategy mitigates the Company's exposure to long-term commitments, while ensuring reliable and competitively priced gas for customers that continue to buy the natural gas commodity from the regulated utility. To maximize the value of its contractual assets, the Company has entered into contracts with unregulated marketers that make use of the Company's firm storage and transportation rights to meet the Company's city gate delivery needs and to make off-system sales when such storage and transportation rights are underutilized. The Company continues to pay the fixed charges associated with the firm storage and transportation contracts used to make sales.

Unregulated Energy Natural Gas Marketing                As the role of local distribution companies in the merchant function diminishes over time, opportunities emerge for unregulated natural gas providers. In the deregulated marketplace, third-party marketers have profit-making opportunities, but also assume the risk of loss.

               Recognizing the opportunities presented by competition, the Company established WGEServices, an unregulated retail energy marketing subsidiary, in 1997. To date, WGEServices has grown to serve nearly 125,000 residential, commercial and industrial natural gas customers both inside and outside of the Washington Gas service area. Gross revenues in fiscal year 2000 were $166.7 million and net income was $0.5 million. The Company believes that customer choice programs will continue to expand, as well as customers' selection of WGEServices as a service provider.

                The regulatory process tends to stabilize rates and revenues. However, there can be significant volatility for unregulated third-party marketers, such as WGEServices. Thus, while WGEServices has a significant potential for continued growth, it must carefully manage risks in a volatile commodity market.

               WGEServices competes with other third-party marketers to sell the unregulated natural gas commodity to customers. Marketers of the natural gas commodity compete largely on price and gross margins are relatively small. Furthermore, as with any startup, customer acquisition costs are high. Consequently, operating margins for WGEServices are lower than those earned by the regulated utility.

               In addition, WGEServices faces supply-side risks. To minimize its supply-side risks, WGEServices' strategy is to manage its natural gas contract portfolio in a manner that closely aligns the volumes of gas it purchases with firm commitments from customers to purchase this gas. WGEServices purchases its gas from a number of wholesale suppliers in order to avoid relying on any single provider for its natural gas supply. Similarly, WGEServices' dependency on any one customer or group of customers is limited.

Electric Unbundling                 Customer choice programs are not unique to the natural gas industry. Choice for electric customers has been legislated or is being considered in each jurisdiction in which the Company operates. Similar to the gas industry, participants in these programs can choose either to continue purchasing bundled electricity service from their local electric distribution utility or to purchase electricity from a third-party marketer. Since July 2000, customers of three electric utilities in Maryland have been able to choose their electricity supplier. Enrollment in an electric customer choice pilot program for parts of Virginia also began in July 2000 and ten percent of electric customers in the District of Columbia will be able to choose their electricity supplier beginning in January 2001.

               In anticipation of these new opportunities, WGEServices entered into a master purchase and sale agreement in April 2000 with a wholesale energy marketer. Under the agreement, as WGEServices identifies profitable opportunities, it purchases electric energy, capacity and certain ancillary services from the wholesaler for resale to retail electricity customers. As jurisdictions introduce electricity customer choice programs, WGEServices evaluates the associated profit potential and other strategic factors. When advantageous, WGEServices markets electricity and enrolls customers. At September 30, 2000, the company had enrolled 4,000 retail electricity customers in Virginia and Maryland, with service which began on November 1, 2000. In addition, WGEServices has been awarded a $33.5 million, 18-month contract to begin supplying electricity to Montgomery County, Maryland government agencies beginning on December 1, 2000.

Potential for Further Unbundling               Currently, the Company provides customer services, such as preparing bills, reading meters and responding to customer inquiries, as part of its core utility function. Unregulated third-party marketers have the option to assume responsibility for bill preparation and customer collections. In addition to billing and collecting from customers for the natural gas commodity, third-party marketers' bills may include natural gas delivery charges due the regulated utility, which they subsequently remit to Washington Gas. Although the Company still provides most customer services on a bundled basis, the potential exists for future deregulation initiatives to separate these services from the core utility function. In that case, customers could choose to have unregulated competitors provide these services.

               To maintain its competitive position, the Company continues to improve quality and efficiency and to reduce costs with the goal of achieving market-level performance. As the functions become unbundled, the Company will continue to review its role in that marketplace.

GAS SUPPLY AND CAPACITY

               Washington Gas arranges to have natural gas delivered to the entry points of its distribution systems (city gates) using the delivery capacity of interstate pipelines companies. Washington Gas acquires natural gas delivery and storage capacity on a system-wide basis because of the integrated nature of the service agreements between the pipelines and its distribution operations. Washington Gas' supply and capacity plan is based on the system requirements and takes into account estimated load growth by type of customer, as well as customer attrition, conservation and movement of customers from bundled to unbundled service.

               Pursuant to FERC Order No. 636, the pipeline companies are required to provide transportation and storage services to gas shippers, such as Washington Gas, that are comparable to the services it received prior to the implementation of the order. At September 30, 2000, the Company had service agreements with four pipeline companies that serve the Company directly and two upstream pipelines that provide for firm transportation and storage services. These contracts have expiration dates ranging from fiscal years 2001 to 2015.

               Washington Gas is responsible for acquiring sufficient gas supplies to meet customer requirements, as well as the appropriate pipeline capacity to ensure delivery to its distribution system. Washington Gas' contracting activities take into account the continuing trend toward unbundling the sale of the gas commodity from the delivery of the commodity to the customer, by entering into flexible short-term agreements for supply and capacity levels that will allow it to remain competitive. Washington Gas has adopted a diversified portfolio approach designed to satisfy the supply and deliverability requirements of its customers, using multiple supply points, dependable transportation and storage arrangements and its own substantial storage and peaking capabilities to meet its customers' demands.

               Washington Gas has eight long-term natural gas supply contracts with producers and marketers that expire between fiscal years 2001 and 2003. Under these contracts, Washington Gas can purchase up to 48.9 million dekatherms of natural gas per year. The Company acquires the balance of its supplies at market prices under shorter-term contracts.

               As reflected in the first table below, there were six sources of delivery through which the Company received natural gas at its city gates to satisfy the sendout requirements in pipeline year 2000 (November 1, 1999 through October 31, 2000) and from which supplies can be received in pipeline year 2001 (November 1, 2000 through October 31, 2001). Firm transportation denotes gas transported directly to the entry point of the Company's distribution system in volumes agreed upon by the Company and the applicable pipeline. Transportation storage denotes volumes stored by a pipeline for withdrawal during the heating season. Peak load requirements are met by: 1) underground natural gas storage at the Hampshire storage field in Hampshire County, West Virginia; 2) the local production of propane air plants located at Company-owned facilities in Rockville, Maryland (Rockville Station) and in West Springfield, Virginia (Ravensworth Station); and 3) other storage and peak-shaving arrangements. Unregulated third-party marketers acquire interstate pipeline capacity and the natural gas commodity on behalf of Washington Gas' regulated utility customers. These marketers have natural gas delivered to the entry point of the Company's delivery system on behalf of those utility customers that have decided to acquire the natural gas commodity on an unbundled basis as previously discussed.

               During pipeline year 2000, total sendout on the system was 1,432 million therms, excluding the sendout of sales and deliveries of natural gas used for electric generation. The sendout for pipeline year 2001 is estimated to be 1,570 million therms (based on normal weather), excluding the sendout for the sales and deliveries of natural gas used for electric generation. The sources of delivery and related volumes that were used to satisfy the requirements of pipeline year 2000 and those projected for pipeline year 2001 are shown in the following table.

SOURCES OF DELIVERY FOR ANNUAL SENDOUT (Millions of Therms)
Sources of Delivery	Pipeline Year
	Actual 2000	Projected 2001
Firm Transportation	552	580
Transportation Storage	282	149
Hampshire Storage	8	20
Company-Owned Propane-Air Plants	2	4
Other Peak-Shaving Sources	8	58
Unregulated Third-Party Marketers	580	759
Total	1,432	1,570

                The effectiveness of the Company's gas supply program is largely dependent on the sources from which the design day requirement is satisfied. A design day is the maximum anticipated demand on the gas supply system during a 24-hour period assuming a 5 degree Fahrenheit average temperature. The Company assumes that all interruptible customers will be curtailed on the design day. The Company's current design day is 14.8 million therms and the Company's projected sources of delivery for design day sendout is 15.9 million therms. This provides a reserve margin of 7.4%. The Company is currently capable of meeting 71 percent of its design day requirements with storage and peaking capabilities. Emphasizing storage and peaking facilities on the Company's design day reduces the necessity to purchase firm transportation, the most expensive form of capacity from a design day perspective. The following table reflects the sources of delivery that are projected to be used to satisfy the design day sendout estimate for pipeline year 2001.

PROJECTED SOURCES OF DELIVERY FOR DESIGN DAY SENDOUT (Millions of Therms)
Sources of Delivery	Pipeline Year 2001
	Therms	Percent
Firm Transportation	3.4	21%
Transportation Storage	5.0	31%
Company-Owned Propane-Air Plants, Hampshire Storage and Other Peaking	6.3	40%
Unregulated Third-Party Marketers	1.2	8%
Total	15.9	100%

                Washington Gas believes the combination of the gas supply it can purchase under short-term and long-term contracts, its peaking supplies and the capacity on the pipelines required to deliver the purchased supplies is sufficient to satisfy the needs of existing customers and allow for growth in future years. In the event that unregulated third-party marketers are unable to deliver the quantities indicated above, Washington Gas believes it has the ability to enter the interstate market to secure sufficient capacity to make up any such third-party marketer shortfalls. Washington Gas continues to seek opportunities to restructure existing contracts to maximize the competitiveness of its gas supply portfolio.

ENVIRONMENTAL MATTERS

               The Company and its subsidiaries are subject to federal, state and local laws and regulations related to environmental matters. These evolving laws and regulations may require expenditures over a long timeframe to control environmental impacts.

               Estimates of liabilities for environmental response costs are difficult to determine with precision because of the factors that can affect their ultimate level. These factors include, but are not limited to: 1) the complexity of the site; 2) changes in environmental laws and regulations at the federal, state and local levels; 3) the number of regulatory agencies or other parties involved; 4) new technology that renders previous technology obsolete or experience with existing technology that proves ineffective; 5) the ultimate selection of technology; 6) the level of remediation required and 7) variations between the estimated and actual number of years that must be devoted to respond to an environmentally contaminated site.

               The Company has identified up to ten sites where Washington Gas, its subsidiaries, or their predecessors may have operated manufactured gas plants (MGPs). The Company last used any such plant in 1984. In connection with these operations, the Company is aware that certain by-products of the gas manufacturing process are present at or near some former sites and may be present at others. Washington Gas has identified the presence of coal tar and certain other by-products on or near some of the sites. The Company does not believe that any of the sites present any unacceptable risk to human health or the environment.

               At one of the former MGP sites, studies show the presence of coal tar under the site and an adjoining property. The Company has taken steps to control the movement of contaminants into an adjacent river by installing a water treatment system that removes and treats contaminated groundwater at the site. The Company received approval from governmental authorities for a comprehensive remedial plan for the majority of the site that will allow commercial development of the Company's property. The Company has entered into an agreement with a national developer for the development of this site in phases. The Company has also entered into a ground lease and obtained a carried interest for the first phase. Construction has begun on this development. The Company continues to seek approval of a remedial plan for the remainder of the site, including an adjoining property owned by a separate entity.

               At a second former MGP site, a local government has notified Washington Gas about the detection of a substance in an adjacent river that may be related to this site. This same local government owned and operated the MGP for the majority of the life of the plant. The local government sold the MGP to a company that was subsequently merged into Washington Gas. Washington Gas retired the MGP many years ago. In addition, the Company knows that the local government has had communications about this condition with federal environmental authorities. At this time, the extent and nature of the contamination and the Company's potential obligation, if any, have not been determined. Washington Gas has discussed with the local government the Company's potential contributions, if any, to study and remediate the site.

              At a third former MGP site and on an adjacent parcel of land, the Company has applied for the state voluntary closure program, which will require some additional study to determine ultimate resolution.

               The Company believes, at this time, that appropriate remediation is being undertaken or that no remediation is necessary at the remaining seven sites.

               Through September 30, 2000, the Company had paid $11.4 million for environmental response costs. The Company has recorded a liability of $8.3 million on an undiscounted basis at September 30, 2000, related to future environmental response costs. This estimate principally includes the minimum liabilities associated with a range of environmental response costs expected to be incurred at five of the sites, including the first site described above. The Company estimates the maximum liability associated with all of its sites to be approximately $22.3 million at September 30, 2000. The estimates were determined by the Company's environmental experts, based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. Variations within the range of estimated liability result primarily from differences in the number of years that will be required to perform environmental response processes at each site (2 to 25 years) and the extent of remediation that may be required.

               Regulatory orders issued by the PSC of MD allow the Company to recover the costs associated with the sites applicable to Maryland over periods ranging from five to thirty years. Rate orders issued by the PSC of DC allow the Company a three-year recovery of prudently incurred environmental response costs and allow the Company to defer additional costs incurred between rate cases. At September 30, 2000, there was no environmental regulatory asset subject to recovery in Virginia. At September 30, 2000, the Company reported a regulatory asset of $6.4 million for the portion of environmental response costs it believes recoverable in rates. Based on existing knowledge, the Company does not expect that the ultimate impact of these matters will have a material adverse effect on its capital expenditures, its earnings or its competitive position.

OTHER

               The Company is not dependent upon a single customer or a few customers such that the loss of any one or more of such customers would have a significant adverse effect on the Company. Large customers are generally on interruptible rate schedules, and margin-sharing arrangements limit the effects of variations in interruptible customer usage on net income. As shown on page 3, the Company served 875,817 customer meters at September 30, 2000.

               The Company's utility business is weather-sensitive and seasonal since the majority of its business is derived from residential and small commercial customers who use natural gas for space heating purposes. In fiscal year 2000, approximately 75 percent of the total therms delivered in the Company's franchise area, excluding deliveries for electric generation, occurred in the Company's first and second fiscal quarters. All of the Company's utility earnings are generated during these two quarters and the Company historically incurs losses in the third and fourth fiscal quarters. The timing and level of approved rate increases can affect the results of operations. The seasonal nature of the Company's business creates large variationsin short-term cash requirements, primarily due to fluctuations in the level of customer accounts receivable, accrued utility revenues and storage gas inventories. The Company finances these seasonal requirements primarily through the sale of commercial paper and unsecured short-term bank loans.

               Note 4-Short-Term Debt to the Notes to Consolidated Financial Statements of the Company's 2000 Annual Report to Shareholders, which is incorporated by reference into this report, discusses the Company's short-term borrowings.

               The Company belongs to the Natural Gas Vehicle Coalition, which develops new applications and technologies for using natural gas.  In addition, during fiscal year 2000, the Company contributed to the Institute of Gas Technology (IGT), which also developed new applications and technologies for using natural gas and the Gas Research Institute (GRI), which focused on developing more efficient gas equipment and increasing the long-term supply of gas.  During fiscal year 2000, IGT and GRI were merged into a single organization named the Gas Technoloty Institute.  The cost of these memberships and the Company's own research and development costs during fiscal years 2000, 1999 and 1998 were not material.

               At September 30, 2000, the Company and its wholly owned subsidiaries had 2,048 employees, a decline of 69 employees from the level at September 30, 1999. At September 30, 2000, there were 1,834 utility employees, a decline of 97 employees from the level at September 30, 1999. Page 29 of the Management's Discussion of Financial Condition and Results of Operations of the Washington Gas 2000 Annual Report to Shareholders, included in Exhibit 13 in this report and incorporated by reference into this Item, discusses major contracts ratified by the membership of the Company's labor unions.
ITEM 2 - PROPERTIES

               At September 30, 2000, Washington Gas and its subsidiaries held such valid franchises, certificates of convenience and necessity, licenses and permits necessary to maintain and operate their respective properties and businesses, as currently conducted. The Company has no reason to believe that it will be unable to renew any of such franchises as they expire.

               Property, plant and equipment is stated at original cost, including labor, materials, taxes and overhead. The Company calculates depreciation applicable to its gas plant in service primarily on a straight-line remaining life basis. The composite depreciation rate during fiscal year 2000 was 2.94%. The following table discloses the depreciable life of natural gas plant, by category at September 30, 2000.

Depreciable Lives of Gas Plant in Service at September 30, 2000
Category of Gas Plant in Service	Range of Lives in Category
Intangible Plant	5-10 years
Tangible Plant: Natural Gas Storage and Processing Plant Transmission Plant Distribution Plant General Plant	10-45 years 30-55 years 10-55 years 10-50 years
Total Tangible Plant in Service	10-55 years

               At September 30, 2000, the regulated utility segment had approximately 611 miles of transmission mains, 10,257 miles of distribution mains, and 12,076 miles of distribution services. The Company has the capacity for storage of approximately 15 million gallons of propane for peak shaving.

               The Company owns the land and a 12-story office building (built in 1942) at 1100 H Street, NW, Washington, D.C. 20080, where its corporate offices are located. The Company owns the land and a building (built in 1970) at 6801 Industrial Road in Springfield, Virginia 22151, which houses the Company's operating offices and certain administrative functions. The Company has title to land and buildings used as substations for its utility operations.

               The Company owns a 12-acre parcel of land located in Southeast Washington, D.C. The Company operated a manufactured gas plant at this site until 1984. The Company has entered into an agreement with a national developer for the development of this site in phases. See the discussion regarding WG Maritime, which begins on page 4, and Environmental Matters, which begins on page 19 for additional information regarding this development.

               The Company also has peaking facilities consisting of propane air plants in West Springfield, Virginia (Ravensworth Station), and Rockville, Maryland (Rockville Station). Hampshire operates an underground natural gas storage field in Hampshire County, West Virginia. Hampshire accesses the storage field through 12 storage wells that are connected to an 18-mile pipeline gathering system. Hampshire also operates a compressor station for injection of gas into storage. For pipeline year 2001, it is projected that the Hampshire storage facility can supply approximately 2.0 billion cubic feet of natural gas to the parent company's system for meeting seasonal demands.

               The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by the regulated utility other than expressly excepted property. At September 30, 2000, no FMBs were outstanding under the Mortgage.

               The Company executed a supplemental indenture to its unsecured MTN Indenture on September 1, 1993, providing that the regulated utility will not issue any FMBs under its Mortgage without making effective provision whereby any outstanding MTNs shall be secured equally and ratably with any and all other obligations and indebtedness secured by the Mortgage.

ITEM 3 - LEGAL PROCEEDINGS

               None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The names, ages and positions of the executive officers of the Registrant at September 30, 2000, are listed below along with their business experience during the past five years. The age of each officer listed is as of the date of filing of this report. There is no family relationship among the officers.

EXECUTIVE OFFICERS
Name, Age and Position with the Company	Date Elected or Appointed
Elizabeth M. Arnold, Age 48 (1,2)
     Vice President (corporate strategy and non-utility businesses)
     Vice President (corporate strategy, internal audit, unregulated subsidiaries)
     Vice President (corporate strategy and internal audit)
Treasurer	July 3, 2000 March 3, 2000 January 31, 1996 May 1, 1993
Beverly J. Burke, Age 49 (1) Vice President and Assistant General Counsel Department Head - Office of the General Counsel Managing Attorney - Litigation	October 1, 1998 January 22, 1997 November 16, 1992
Adrian P. Chapman, Age 43 (1) Vice President (regulatory affairs and energy acquisition) Department Head, Regulatory Affairs Director of Maryland Rates and Regulatory Affairs	March 31, 1999 December 31, 1996 February 7, 1994
Richard J. Cook, Age 58 (1) Vice President (construction and technical support) Executive Assistant	October 1,1996 October 1, 1995
James H. DeGraffenreidt, Jr., Age 47 (1,2)
     Chairman of the Board, President and Chief Executive Officer
     Chairman of the Board and Chief Executive Officer
     President and Chief Executive Officer
President and Chief Operating Officer	July 1, 2000 December 1, 1998 January 1, 1998 December 1, 1994
Shelley C. Jennings, Age 52 (1,2) Treasurer Department Head, Customer Accounts Area Head, Procurement Director, Accounting Operations	March 31, 1999 December 1, 1997 December 16, 1996 January 24, 1994
John K. Keane, Jr. Age 62 (1,2) Senior Vice President and General Counsel	May 1, 1993
Frederic M. Kline, Age 49 (1,2) Vice President and Chief Financial Officer Vice President, Treasurer and Chief Financial Officer Vice President and Treasurer Controller	March 31, 1999 October 1, 1998 January 31, 1996 November 27, 1985
Terry D. McCallister, Age 45 (1,3) Vice President (operations and gas transportation) Vice President (operations)	June 28, 2000 March 3, 2000
Lisa M. Metcalfe, Age 36 (4) Vice President and Chief Information Officer	October 1, 1996
Douglas V. Pope, Age 55 (1,2) Secretary	July 25, 1979
Roberta W. Sims, Age 46 (1) Vice President (corporate relations and communications) Vice President and General Manager - District of Columbia Division	January 31, 1996 October 1, 1992
Robert A. Sykes, Age 52 (1) Vice President - Human Resources	October 1, 1987
Robert E. Tuoriniemi, Age 44 (1,2,5) Controller	October 1, 1996
James B. White, Age 50 (1) Vice President (business development) Vice President and General Manager - Virginia Division	February 21, 1996 May 1, 1993
(1) This officer has served continuously since the dates indicated.

(2)  This officer is also an Executive Officer of WGL Holdings.

(3)  Mr. McCallister was previously employed by Southern Natural Gas Company, a subsidiary of Sonat, Inc., where he served as Vice President and Director of Operations. Prior to working for Southern Natural Gas Company, a gas utility, Mr. McCallister held various leadership positions with Atlantic Richfield Company, a fully integrated international oil and gas exploration, production, refining and marketing company.

(4) Effective November 9, 2000, Ms. Metcalfe resigned from Washington Gas. Prior to that time Ms. Metcalfe served continuously since the date indicated. Before joining Washington Gas, Ms. Metcalfe was employed by the National Wildlife Federation and served most recently as Vice President of Constituent Systems and Services.

(5) Mr. Tuoriniemi was previously employed by Central Maine Power Company, an electric utility, and served most recently as Comptroller. In the Comptroller position, Mr. Tuoriniemi's responsibilities included all accounting matters, testifying before regulatory commissions in rate case proceedings, directing tax planning and coordinating financial reporting activities.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                The information captioned Common Stock Price Range and Dividends Paid and presented on page 51 of the Washington Gas 2000 Annual Report to Shareholders is included in Exhibit 13 in this report and incorporated by reference into this Item. Only owners of record are counted as common shareholders.

ITEM 6 - SELECTED FINANCIAL DATA

                Page 17 of Washington Gas' 2000 Annual Report to Shareholders titled Selected Financial and Operations Data is included in Exhibit 13 in this report and is incorporated by reference into this Item. Consolidated revenues for the five most recent fiscal years are summarized in the following table.

Fiscal Year Ending September 30,	Consolidated Revenues ($000)
2000	$1,249
1999	1,112
1998	1,143
1997	1,101
1996	973

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Page 16 and pages 18 through 30 of the Washington Gas 2000 Annual Report to Shareholders are included in Exhibit 13 in this report and are incorporated by reference into this Item.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK EXPOSURE RELATED TO OTHER FINANCIAL INSTRUMENTS

               Page 30 of the Washington Gas 2000 Annual Report to Shareholders is included in Exhibit 13 in this report and are incorporated by reference into this item.

PRICE RISK RELATED TO RETAIL ENERGY MARKETING OPERATIONS

               The Company's subsidiary, WGEServices, markets both natural gas and electricity. In the course of its business, WGEServices makes fixed-price sales commitments to customers. WGEServices purchases the corresponding physical supplies at fixed prices to lock in margins. WGEServices has exposure to changes in gas prices related to the volumetric differences between the purchase commitments and sales commitments. WGEServices manages the risk associated with gas price fluctuations by closely matching purchases from suppliers with sales commitments to customers. At September 30, 2000, WGEServices' open position was not material to the Company's financial position or results of operations.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
               Pages 31 through 51 of the Washington Gas' 2000 Annual Report to Shareholders are included in Exhibit 13 in this report and are incorporated by reference into this Item.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
               None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               Information concerning Directors contained in the WGL Holdings' definitive Proxy Statement for the March 2, 2001, Annual Meeting of Shareholders, is hereby incorporated herein by reference. Information related to Executive Officers is reflected in Part I, hereof.

ITEM 11 - EXECUTIVE COMPENSATION

               Information concerning Executive Compensation contained in the WGL Holdings' definitive Proxy Statement for the March 2, 2001, Annual Meeting of Shareholders, is hereby incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The information captioned Security Ownership of Management in WGL Holdings' definitive Proxy Statement for the March 2, 2001, Annual Meeting of Shareholders, is hereby incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               Karen Hastie Williams, a Director of the Company, is a partner in the law firm Crowell & Moring. Michael D. Barnes, a Director of the Company, was a partner in the law firm Hogan & Hartson until March 2000. Both Crowell & Moring and Hogan & Hartson performed legal services for the Company during fiscal year 2000.

PART IV

ITEM  14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1 All Financial Statements	Pages in 2000 Annual Report to Shareholders Included in Exhibit 13
Consolidated Statements of Income-Years Ended September 30, 2000, 1999 and 1998	31
Consolidated Balance Sheets-At September 30, 2000 and 1999	32
Consolidated Statements of Cash Flows-Years ended September 30, 2000, 1999 and 1998	33
Consolidated Statements of Capitalization-At September 30, 2000 and 1999	34
Consolidated Statements of Common Shareholders' Equity-Fiscal Years 2000, 1999 and 1998	35
Consolidated Statements of Income Taxes-Years Ended September 30, 2000, 1999 and 1998 and At September 30, 2000 and 1999	36
Notes to the Consolidated Financial Statements	37-49
Report of Independent Public Accountants	50
(a)2 Financial Statement Schedules
Separate financial statements for Washington Gas are omitted since the Company's total assets, exclusive of investments in and advances to its subsidiaries, constitute more than 75 percent of the total assets shown in the Consolidated Balance Sheets, and the Company's total gross revenue, exclusive of interest and dividends received or equity in income from the consolidated subsidiaries, constitutes more than 75 percent of total gross revenues shown in the Consolidated Statements of Income.

Schedule II, on page 33, should be read in conjunction with the financial statements in the 2000 Annual Report to Shareholders. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Schedule/ Exhibit	Description	Pages in 10-K
II	Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2000, 1999 and 1998	33
(a)3	Exhibits Exhibits Filed Herein:
3.	Articles of Incorporations and Bylaws: Bylaws of the Washington Gas Light Company as amended on September 27, 2000	See Separate Volume
10 10.0 10.1	Material Contracts: Employment Agreement between the Company and Ms. Elizabeth M. Arnold, as defined in Item 402 (a) of Regulation S-K.

Employment Agreement between the Company and Mr. James B. White, as defined in Item 402 (a) of Regulation S-K.

12 12.0 12.1	Statement re Computation of Ratios- Computation of Ratio of Earnings to Fixed Charges Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
13.	Annual Report to Security Holders- 2000 Annual Report to Shareholders (except for the information presented on the front and rear covers, Pages 1 through 15, and page 52, which are not deemed to be filed with the Securities and Exchange Commission for the purposes of the Securities Exchange Act of 1934)
21.	Subsidiaries of the Registrant
23.	Consents of Experts and Counsel
27. 27.0 27.1 27.2	Financial Data Schedules Financial Data Schedule-Fiscal Year 2000 Restated Financial Data Schedule-Fiscal Year 1999 Restated Financial Data Schedule-Fiscal Year 1998
(a)3	Exhibits (Continued) Exhibits Incorporated by Reference:
3.	Articles of Incorporations & Bylaws: Company Charter, filed on Form S-3 dated July 21, 1995.
4.	Instruments defining the rights of Security Holders including indentures:
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

Deferred Compensation Plan for Outside Directors as amended November 26, 1986 filed on Form 10-K for the fiscal year ended December 31, 1986.*

Retirement Plan for Outside Directors, as amended on December 18, 1996 and filed on Form 10-K for the fiscal year ended September 30, 1997.*

Long-Term Incentive Compensation Plan, as amended on December 18, 1996 and filed on Form 10-K for the fiscal year ended September 30, 1997.*

Executive Incentive Compensation Plan, as amended on December 18, 1996 and filed on Form 10-K for the fiscal year ended September 30, 1997.*

*Compensatory plan arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

Exhibit	Description
(b)	Reports on Forms 8-K and 8-K/A: The following reports were filed on Forms 8-K and 8-K/A through the date of this filing:
	Date Filed	Description of Event Occurred
	December 15, 2000	Announcement of the appointment of George Patrick Clancy, Jr. to the Board of Directors of Washington Gas Light Company and the Board of Directors of WGL Holdings, both effective December 15, 2000.
	November 30, 2000	Amendment to November 17, 2000, Form 8-K Filing regarding a weather insurance policy entered into by Washington Gas Light Company
	November 17, 2000	Announcement regarding a weather insurance policy entered into by Washington Gas Light Company, effective October 1, 2000 and Washington Gas Light's request for rehearing of an incentive-based rate plan by the Public Service Commission of Maryland.
	November 1, 2000	Announcement of reorganization into a holding company structure whereby WGL Holdings, Inc. becomes parent of Washington Gas Light Company and its subsidiaries.
	October 25, 2000	Announcement of the death of Orlando W. Darden, a member of Washington Gas Light Company's Board of Directors.
	October 20, 2000	Announcement of decision by the Public Service Commission of Maryland to decline to approve an agreement for the Company to implement an incentive-based rate plan.
	October 16, 2000	Announcement of intention by Washington Gas Light Company to reorganize into a holding company structure, effective November 1, 2000.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

               To the Shareholders and Board of Directors of Washington Gas Light Company:

               We have audited in accordance with auditing standards generally accepted  in the United States, the financial statements included in Washington Gas Light Company's 2000 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 1, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Schedule II - Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2000, 1999 and 1998 - listed in the index on page 33 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This Schedule II has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Vienna, VA
November 1, 2000

Washington Gas Light Company & Subsidiaries Schedule II - Valuation and Qualifying Accounts and Reserves Years Ended September 30, 2000, 1999 and 1998
	Balance at Beginning of Period	Additions Charged to			Deductions (C)	Balance at End of Period
		Costs & Expenses	Other Accounts
2000
Valuation and Qualifying Accounts
          Deducted from Assets in the Balance Sheet:
               Allowance for Doubtful Accounts
               Provision for impairment of investments
                    and other deferred charges
Reserves:
          Injuries and Damages
Other	$ 6,626 4,147 8,559 450.	$ 8,268 - 281 -	$ 1,935 - 271 -	(A) (B) .	$ 9,643 2,201 1,836 -	$ 7,186 1,946 7,275 450
1999
Valuation and Qualifying Accounts
          Deducted from Assets in the Balance Sheet:
               Allowance for Doubtful Accounts
               Provision for impairment of investments
                    and other deferred charges
Reserves:
          Injuries and Damages
Other	$ 9,078 4,147 8,870 450	$ 8,801 - 222 -	$2,339 - 268 -	(A) (B) .	$ 13,592 - 801 -	$ 6,626 4,147 8,559 450
1998
Valuation and Qualifying Accounts
          Deducted from Assets in the Balance Sheet:
               Allowance for Doubtful Accounts
               Provision for impairment of investments
                    and other deferred charges
Reserves:
          Injuries and Damages
Other	$ 11,043 5,970 10,145 900	$ 9,855 - 2,490 -	$ 2,503 - 254 -	(A) (B) .	$ 14,323 1,823 4,019 450	$ 9,078 4,147 8,870 450
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

                                                                                                                    WASHINGTON GAS LIGHT COMPANY

                                                                                                                    /s/ JAMES H. DEGRAFFENREIDT, JR.
                                                                                                                           James H. DeGraffenreidt, Jr.
                                                                                                                       Chairman of the Board, President
                                                                                                                           and Chief Executive Officer
Date: December 15, 2000

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JAMES H. DEGRAFFENREIDT, JR. (James H. DeGraffenreidt, Jr.)	Chairman of the Board, President and Chief Executive Officer	12/15/00
/s/ FREDERIC M. KLINE (Frederic M. Kline)	Vice President and Chief Financial Officer (Principal Financial Officer)	12/15/00
/s/ ROBERT E. TUORINIEMI (Robert E. Tuoriniemi)	Controller (Principal Accounting Officer)	12/15/00
/s/ MICHAEL D. BARNES (Michael D. Barnes)	Director	12/15/00
/s/ FRED J. BRINKMAN (Fred J. Brinkman)	Director	12/15/00
/s/ DANIEL J. CALLAHAN, III (Daniel J. Callahan, III)	Director	12/15/00
/s/ GEORGE PATRICK CLANCY, JR. (George Patrick Clancy, Jr.)	Director	12/15/00
/s/ MELVYN J. ESTRIN (Melvyn J. Estrin)	Director	12/15/00
/s/ DEBRA L. LEE (Debra L. Lee)	Director	12/15/00
/s/ PHILIP A. ODEEN (Philip A. Odeen)	Director	12/15/00
/s/ KAREN HASTIE WILLIAMS (Karen Hastie Williams)	Director	12/15/00

WASHINGTON GAS LIGHT COMPANY 2000 Form 10-K Exhibit Index
Exhibit	Description
3.	Articles of Incorporations & Bylaws: Bylaws of the Washington Gas Light Company as amended on September 27, 2000
10 10.0 10.1	Material Contracts:
Employment Agreement between the Company and Ms. Elizabeth M. Arnold, as defined in Item 402 (a) of Regulation S-K.

Employment Agreement between the Company and Mr. James B. White, as defined in Item 402 (a) of Regulation S-K.

12 12.0 12.1	Statement re: Computation of Ratios-
Computation of Ratio of Earnings to Fixed Charges Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

13.	Annual Report to Security Holders- 2000 Annual Report to Shareholders (except for the information presented on the front and rear covers, Pages 1 through 15, and Page 52, which are not deemed to be filed with the Securities and Exchange Commission for the purposes of the Securities Exchange Act of 1934)
21.	Subsidiaries of the Registrant
23.	Consents of Experts and Counsel
27. 27.0 27.1 27.2	Financial Data Schedules Financial Data Schedule-Fiscal Year 2000 Restated Financial Data Schedule-Fiscal Year 1999 Restated Financial Data Schedule-Fiscal Year 1998