Form 10-K
period 2001-09-30
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2001-12-20
CIK 104819, 1103601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
Annual Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year ended September 30, 2001

	Exact name of registrant as specified in its		I.R.S
Commission	charter and principal office address and	States of	Employer
File Number	telephone number	Incorporation	I.D. Number

1-16163	WGL Holdings, Inc.	Virginia	52-2210912
1100 H Street, N.W.
Washington, D.C. 20080
(703) 750-2000

1-1483	Washington Gas Light Company	District of Columbia	53-0162882
	1100 H Street, N.W	and Virginia
Washington, D.C. 20080
(703) 750-4440

Securities registered pursuant to Section 12(b) of the Act (as of September 30, 2001):
Name of each exchange on
Title of each class	which registered

WGL Holdings, Inc. common stock no par value	New York Stock Exchange

Washington Gas Light Company preferred stock,
cumulative, without par value:
$4.25 Series	Philadelphia Stock Exchange
$4.80 Series	Philadelphia Stock Exchange
$5.00 Series	Philadelphia Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, Yes   x   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting common equity held by nonaffiliates of the registrant amounted to $1,310,286,764 as of October 31, 2001.

WGL Holdings common stock, no par value outstanding as of October 31, 2001: 48,562,494 shares.

All of the outstanding shares of Common Stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of October 31, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of WGL Holding Inc.’s definitive Proxy Statement and Washington Gas Light Company’s definitive Information Statement in connection with the 2002 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A and 14C not later than 120 days after September 30, 2001, are incorporated in Part III of this report.

Form 10-K

For the Fiscal Year Ended September 30, 2001

TABLE OF CONTENTS

PART I

Item 1	Business	3
	Subsidiaries	3
	Industry Segments	5
	Rates and Regulatory Matters	5
	Competition	9
	Gas Supply and Capacity	12
	Environmental Matters	14
	Other	15
Item 2	Properties	15
Item 3	Legal Proceedings	16
Item 4	Submission of Matters to a Vote of Security Holders	16
	Executive Officers of the Registrants	17
PART II

Item 5	Market for Registrants’ Common Equity and Related Stockholder Matters	19
Item 6	Selected Financial Data	20
Item 7	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	21
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	40
Item 8	Financial Statements and Supplementary Data	41
	WGL Holdings, Inc.	41
	Washington Gas Light Company	47
Item 9	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	72
PART III

Item 10	Directors and Executive Officers of the Registrants	72
Item 11	Executive Compensation	72
Item 12	Security Ownership of Certain Beneficial Owners and Management	72
Item 13	Certain Relationships and Related Transactions	72

PART IV

Item 14	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	73
	Signatures	80

FORWARD LOOKING STATEMENTS

     Certain matters discussed in this report, excluding historical information, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues, and other future financial business performance or strategies and expectations. Forward looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans,” and similar expressions or future or conditional verbs such as “will,” “should, “would,” and “could.” Although the company believes such forward-looking statements are based on reasonable assumptions, it cannot give assurance that every objective will be reached. Forward-looking statements speak only as of today, and the company assumes no duty to update them. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

1)	changes in economic, competitive, political and regulatory conditions and developments;

2)	changes in capital and energy commodity market conditions;

3)	changes in relevant laws and regulations, including tax, environmental and employment laws and regulations;

4)	weather conditions;

5)	legislative, regulatory and judicial mandates and decisions;

6)	timing and success of business and product development efforts;

7)	technological improvements;

8)	the pace of deregulation efforts and the availability of other competitive alternatives; and

9)	other uncertainties.

     Such factors are difficult to predict accurately and are generally beyond the company’s direct control. Accordingly, while it believes that the assumptions are reasonable, the company cannot ensure that all expectations and objectives will be realized. The company urges readers to use care and consider the risks, uncertainties and other factors that could affect the company’s business as described in this Annual Report. All forward-looking statements made in this Annual Report rely upon the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

FILING FORMAT

     This Annual Report on Form 10-K is a combined report being filed by two different registrants: WGL Holdings, Inc. (WGL Holdings or the company) and Washington Gas Light Company (Washington Gas or the regulated utility). Except where the content clearly indicates otherwise, any references in the report to “WGL Holdings” or “the company” includes all subsidiaries of WGL Holdings, including Washington Gas.

     The Management’s Discussion and Analysis of Financial Condition and Results of Operations is divided into the following two major sections:

•	WGL Holdings—This section describes the financial condition and results of operations of WGL Holdings and its subsidiaries on a consolidated basis. It includes separate discussions of WGL Holdings’ utility and non-utility operations.

•	Washington Gas—Comprises the majority of WGL Holdings’ regulated utility segment. As such, the financial condition and results of operations of both companies are virtually identical. Therefore, the discussion of Washington Gas’s financial condition and results of operations only present those results which are significantly different from those operations which are presented by WGL Holdings.

     The Management’s Discussion and Analysis of Financial Condition and Results of Operations for both WGL Holdings and Washington Gas should be read in conjunction with the respective Consolidated Financial Statements and the combined Notes thereto.

Part I

ITEM 1—BUSINESS

WGL HOLDINGS, INC.

     Effective November 1, 2000, Washington Gas and its subsidiaries became subsidiaries of WGL Holdings, a newly formed holding company established under the Public Utility Holding Company Act of 1935. At that time, all of the shares of common stock of Washington Gas were converted into an equal number of shares of common stock of WGL Holdings. WGL Holdings also owns all of the shares of common stock of Washington Gas’s former wholly owned subsidiaries (Crab Run Gas Company, Hampshire Gas Company, and Washington Gas Resources Corporation) and a 50-percent equity investment in Primary Investors, LLC (Primary Investors). For further discussion of the company’s restructuring, see Note 2 to the Consolidated Financial Statements.

     WGL Holdings, through its subsidiaries, sells and delivers natural gas and provides a variety of energy-related products and services to customers in the metropolitan Washington, D.C., Maryland and Virginia areas and beyond. The company’s core subsidiary, Washington Gas, is involved in the distribution and sale of natural gas that is primarily regulated by state regulatory commissions. The company also offers energy-related products and services that are closely related to its core business. The majority of these energy-related activities are performed by wholly-owned subsidiaries of Washington Gas Resources Corporation (Washington Gas Resources).

SUBSIDIARIES

     At September 30, 2001, WGL Holdings has four wholly owned subsidiaries and a 50-percent equity interest in a limited liability company. The following paragraphs describe each subsidiary in WGL Holdings’ corporate structure at September 30, 2001.

     Washington Gas—is a public utility that delivers and sells natural gas to customers in Washington, D.C. and adjoining areas in Maryland and Virginia. Washington Gas has been engaged in the gas distribution business for 153 years, having been originally incorporated by an Act of Congress in 1848. It became a domestic corporation of the Commonwealth of Virginia in 1953 and a corporation of the District of Columbia in 1957. Washington Gas sells and delivers natural gas to customers in metropolitan Washington, D.C., the adjoining areas of Maryland and Virginia and several cities and towns in the northern Shenandoah Valley of Virginia. On April 1, 2000, Washington Gas merged its former wholly-owned gas distribution subsidiary, Shenandoah Gas Company (Shenandoah) into itself. The merged company now serves a total of approximately 903,800 customer meters in an area having a population estimated at 4.6 million. During the fiscal years ended September 30, 2001, 2000 and 1999, Washington Gas’s regulated operations produced revenues of $1,446 million, $1,031 million and $972 million, respectively, or 75 percent, 83 percent and 87 percent, respectively, of the company’s total operating revenues.

     The following table lists the number of meters served and therms delivered by jurisdiction as of September 30, 2001. A therm of gas contains 100,000 British Thermal Units of heat, the heat content of approximately 100 cubic feet of natural gas.

		Millions of Therms Delivered
	Meters Served on	Fiscal Year Ended
Jurisdiction	September 30, 2001	September 30, 2001

District of Columbia	145,478	324
Maryland	374,755	801
Virginia	383,556	563

Total	903,789	1,688

     Of the 1,688 million therms delivered in fiscal year 2001, 53.7 percent were sold and delivered by Washington Gas and 46.3 percent were delivered to various customers that acquired their gas from third-party marketers. Of the total therms delivered by Washington Gas, 74.6 percent went to firm customers and 25.4 percent went to interruptible customers. To be eligible to receive interruptible service, a customer must be capable of using an alternate fuel as a substitute for natural gas in the event Washington Gas determines their service must be interrupted to accommodate firm customers’ needs during periods of peak demand.

Crab Run Gas Company (Crab Run)—is an exploration and production company whose assets are managed by an Oklahoma-based limited partnership. At September 30, 2001, Crab Run’s investment in this partnership is not material. Crab Run expects that any future investments it makes in the partnership will be minimal.

Hampshire Gas Company (Hampshire)— is a regulated natural gas storage business that operates an underground storage field in the vicinity of Augusta, West Virginia. Hampshire serves Washington Gas under a tariff administered by the Federal Energy Regulatory Commission (FERC).

Washington Gas Resources—owns the majority of the company’s unregulated subsidiaries. Washington Gas Resources’ subsidiaries, which are described below, include American Combustion Industries, Inc. (ACI), Brandywood Estates, Inc. (Brandywood), WG Maritime Plaza I, Inc. (WG Maritime), Washington Gas Energy Services, Inc. (WGEServices), Washington Gas Energy Systems, Inc. (WGESystems), Washington Gas Consumer Services, Inc. (Consumer Services) and Washington Gas Credit Corporation (Credit Corp.).

ACI—is a full-service mechanical contractor that offers turnkey products and services associated with the design, renovation, sale, installation and service of mechanical heating, ventilating and air conditioning (HVAC) systems. ACI serves the industrial, commercial and institutional sectors in Washington, Baltimore, Philadelphia, Richmond and Northern Virginia Areas.

Brandywood—is a general partner with a major developer, in a venture to develop 1,600 acres in Prince George’s County, Maryland. In March 1996, the partnership submitted a rezoning application to Prince George’s County for 790 acres of its property. The mixed-use development plan proposed approximately 1,600 homes, 100,000 square feet of retail space and 105,000 square feet of office space. In 1999, the rezoning application was remanded to a zoning hearing examiner for additional review. No date has been set for a final decision on this application and any action on it is not imminent.

WG Maritime—Washington Gas has entered into an agreement with Lincoln Property Company, a national developer, to develop a 12-acre parcel owned by Washington Gas in the District of Columbia. The development will be a mixed-use commercial project that will be implemented in five phases. The entire project is expected to be completed over a five-to-ten year period. To date, Washington Gas has entered into two ninety-nine year ground leases for the first and second phases. WG Maritime holds an interest in both Phase I and Phase II ground lease tenants. None of WGL Holdings subsidiaries, including Washington Gas, will make capital investments in this venture or play an active role in any development or management activities.

WGEServices—is engaged in the sale of natural gas in competition with unregulated third-party marketers. At September 30, 2001, WGEServices served approximately 125,000 residential, commercial and industrial customers both inside and outside Washington Gas’s traditional service territory. During fiscal year 2001, WGEServices started to sell electricity in competition with electricity marketers. At September 30, 2001, WGEServices had 44,000 electricity customers.

WGESystems—provides commercial energy services, including the design and renovation of mechanical HVAC systems in the District of Columbia and parts of Virginia and Maryland. Its business is very similar to that of ACI.

Consumer Services—evaluates and performs unregulated functions. No such functions are being performed at this time.

Credit Corp.—offered financing to customers to purchase gas appliances and other energy-related equipment. It is no longer making new loans, but it continues to service existing loans.

Primary Investors—In August 1999, Washington Gas and Thayer Capital Partners (Thayer) formed Primary Investors, a limited liability company. Primary Investors, through its wholly-owned subsidiary, Primary Service Group, LLC(PSG), focuses on investment opportunities in after-market products and services in the HVAC industry. PSG primarily sells, installs, repairs and maintains HVAC equipment in the residential and light commercial markets of the District of Columbia and parts of Maryland and Virginia. PSG has acquired nine companies.

     As mentioned above, in November 2000, all of Washington Gas’s shares of Primary Investors were transferred to WGL Holdings. At September 30, 2001, WGL Holdings and Thayer each owned 50 percent of Primary Investors and each had an equal number of representatives on Primary Investors’ Board of Managers. As a co-investor, WGL Holdings has committed to invest up to $25 million of equity capital in Primary Investors. WGL Holdings has invested $19.3 million in Primary Investors through September 30, 2001. The company uses the equity method of accounting to reflect the results of Primary Investors in the Consolidated Financial Statements.

INDUSTRY SEGMENTS

     For fiscal year 2001, WGL Holdings reports four operating segments: 1) regulated utility; 2) retail energy marketing; 3) HVAC; and 4) consumer financing. The overwhelming majority of WGL Holdings’ consolidated assets were devoted to, and revenues were derived from, the regulated utility segment. Going forward, WGL Holdings expects this to continue. Each segment is described below.

Regulated Utility—Washington Gas delivers natural gas to all retail customers in its service territory in accordance with tariffs established by the state regulatory commissions that have jurisdiction over its rates. These tariffs allow the regulated utility segment the opportunity to earn a fair rate of return on its invested capital and to recover the costs of providing service. On September 30, 2001, over 93 percent of WGL Holdings’ consolidated assets were committed to the regulated utility segment. This comprises the company’s core business. Hampshire operates its storage facilities on behalf of Washington Gas under a FERC-regulated tariff.

Retail Energy Marketing—WGEServices competes with unregulated marketers by selling natural gas and electricity directly to residential, commercial and industrial customers, both inside and outside of the regulated utility’s traditional service territory. During the fiscal years ended September 30, 2001, 2000 and 1999, the energy-marketing segment produced operating revenues from the sales of natural gas of $321 million, $167 million and $104 million, respectively, or 17 percent, 13 percent and 9 percent, respectively, of the company’s total operating revenues. Electricity sales began in October 2000, and produced operating revenues of $98 million in fiscal year 2001.

HVAC—Through its wholly-owned subsidiaries, WGESystems and ACI, and its investment in Primary Investors, WGL Holdings has offered residential and commercial customers a variety of products and services primarily associated with the design, renovation, sale, installation and service of mechanical HVAC systems. During the fiscal years ended September 30, 2001, 2000 and 1999, the company’s commercial HVAC segment produced operating revenues of $70 million, $47 million and $31 million, respectively, or 4 percent for the current and prior year and 3 percent for 1999, of the company’s total operating revenue. At September 30, 2001 and 2000, the HVAC segment had a backlog of firm orders of $53.8 million and $12.8 million, respectively. Of the backlog outstanding at September 30, 2001, the company believes that $1 million will not be filled within fiscal year 2002. There are no significant seasonal or other material aspects associated with this backlog.

Consumer Financing—During fiscal year 2001, WGL Holdings offered financing for customers to purchase natural gas appliances and other energy-related equipment. In August 2001, the company determined that the consumer financing segment could not meet the strategic objective of the company’s business plan and ceased making any new loans. The segment continues to service existing loans.

RATES AND REGULATORY MATTERS

     Washington Gas is regulated by the Public Service Commission of the District of Columbia (PSC of DC), the Public Service Commission of Maryland (PSC of MD) and the State Corporation Commission of Virginia (SCC of VA). The FERC regulates Hampshire. See the following section, General Regulatory Matters, for a discussion of general regulatory issues and initiatives. See Jurisdictional Rates and Regulatory Matters, which begins on page 6, for detail regarding the individual commissions and a discussion of recent regulatory proceedings.

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

     The firm tariff provisions in each Washington Gas jurisdiction contain gas cost recovery mechanisms that provide for the recovery of the invoice cost of gas applicable to firm customers. Under these mechanisms, firm customers’ rates are adjusted periodically to reflect increases and decreases in the invoice cost of gas. Moreover, the regulators in each jurisdiction provide for an annual reconciliation of gas costs collected from firm customers to the applicable invoice cost of gas paid to suppliers.

     Regulated Service to Interruptible Customers

     To qualify for interruptible service, a customer must be capable of substituting an alternate fuel for natural gas should Washington Gas determine that it needs to interrupt their service temporarily to satisfy firm customers’ needs during periods of peak demand. The effect on net income of changes in delivered volumes and prices to the interruptible class is minimized by margin-sharing arrangements that are part of the design of Washington Gas’s rates. Under these arrangements, Washington Gas returns a majority of the margins earned on interruptible gas sales and deliveries to firm customers after a gross margin threshold is reached in exchange for the shift of a portion of the fixed costs of providing service from the interruptible to the firm class. In Maryland, Washington Gas retains 100 percent of the gross margins associated with sales and deliveries to new interruptible customers added after August 1989, until it has recovered its investment and the associated capital costs.

     Natural Gas Unbundling Initiatives

     Currently, for the majority of its business, the price that Washington Gas charges its customers is based on the combination of the cost it incurs for the natural gas commodity and the cost it incurs to deliver natural gas to its customers. Although most of Washington Gas’s revenue continues to be produced from the sale and delivery of natural gas on this combined or “bundled” basis, a number of regulatory initiatives are underway to separate or unbundle the sale of the natural gas commodity from the delivery of gas on the regulated utility’s distribution system (delivery service). Margins generated from deliveries of customer-owned gas are equivalent to those earned on bundled gas service. Therefore, Washington Gas does not experience any loss of margins when customers choose to purchase their gas from a third-party marketer.

     Throughout the Washington Gas franchise area, all interruptible customers and most of the their firm customers may choose to purchase their gas from an array of third-party marketers, such as WGEServices. Washington Gas continues to charge these customers to deliver natural gas through its distribution system. The status of the unbundling programs in the company’s major jurisdictions as of September 30, 2001, is discussed further in Competition, which begins on page 9 of this report.

     WGEServices sells natural gas, as a third-party marketer, to both firm and interruptible customers in each Washington Gas jurisdiction in addition to regions in Maryland and Virginia that are outside of the regulated utility’s jurisdictional service area. WGEServices retains the full amount of margins generated on sales of the natural gas commodity, but also has the potential to incur a loss from the sales of this commodity.

     Jurisdictional Rates and Regulatory Matters

     Since 1994, Washington Gas has had no increases in the base rates charged to customers in any of its three current jurisdictions. However, effective December 28, 1997, the SCC of VA granted a $1.4 million revenue increase to Shenandoah, a subsidiary whose operations have since been merged into Washington Gas.

     The following sections describe each regulatory commission and the procedures they use to set Washington Gas’s rates. These sections also discuss the most recent rate increases and other ongoing regulatory activity that could potentially affect Washington Gas’s rates and/or operations.

     District of Columbia

     The PSC of DC consists of three full-time members who are appointed by the Mayor with the advice and consent of the District of Columbia City Council. The term of each commissioner is four years. There are no limitations on the number of terms that can be served.

     There is no statutory suspension period related to rate requests.

     Rate Increases

     In October 1993, the PSC of DC approved a $4.7 million increase in base rates (2.5 percent in annual revenues), effective October 19, 1993. The order, which included a 9.86 percent overall rate of return and an 11.50 percent return on common equity, provided for a phase-in, rather than immediate recognition, of the additional costs associated with the implementation of Statement of Financial Accounting Standards No. 106—Employers’ Accounting for Postretirement Benefits Other Than Pensions (SFAS No. 106). The incremental costs related to SFAS No. 106 were phased-in over a five-year period that ended September 30, 1998. In each year of the phase-in, the Company filed for an increase in rates, through streamlined procedures, to reflect an additional increment of SFAS No. 106 costs in excess of a stipulated “pay-as-you-go” level. The difference between the incremental annual amount reflected in rates during the phase-in period and the full SFAS No. 106 cost was deferred as a regulatory asset. On September 30, 1998, the PSC of DC granted the Company recovery of the regulatory asset established during the phase-in period over a fifteen-year amortization period, effective October 1, 1998.

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

     Rate Case Filing

     On February 17, 2000, the District of Columbia’s Office of the People’s Counsel (OPC) filed a complaint with the PSC of DC requesting an investigation into the rates and charges of Washington Gas. On February 28, 2000, Washington Gas filed an answer urging the PSC of DC to dismiss the OPC complaint because the OPC’s analysis of the company’s rates was substantively flawed.

     On March 21, 2001, the PSC of DC issued an Order granting the OPC’s request to initiate an investigation into the reasonableness of Washington Gas’s base rates. The PSC of DC’s Order required Washington Gas to file base rate information no later than ninety days from March 21, 2001. The PSC of DC’s Order did not set a schedule to issue a final order on Washington Gas’s rates.

     On June 19, 2001, Washington Gas filed an application with the PSC of DC to increase rates in the District of Columbia. The request seeks to increase overall annual revenues in the District of Columbia by approximately $16.3 million, or 6.8 percent, based on a proposed return on equity of 12.25 percent. Revenues from the District of Columbia operations represent approximately 20 percent of total utility revenues for Washington Gas. Additionally, Washington Gas is proposing an incentive rate plan. The proposed incentive rate plan includes a 50/50 sharing between customers and Washington Gas of weather-normalized District of Columbia regulated earnings above or below a 200 basis point earnings band around the PSC of DC’s authorized return on equity. The incentive rate plan proposes continuing the existing mechanisms for recovery of the actual cost of natural gas incurred by Washington Gas.

     On August 10, 2001, the PSC of DC held the pre-hearing conference for the base rate proceeding. All matters presented at the pre-hearing conference are under review by the PSC of DC. No specific timeline has been established for the proceeding.

     WGL Holdings, Inc. and Washington Gas cannot predict the ultimate outcome of its application and the related investigation that the PSC of DC has ordered. WGL Holdings, Inc. and Washington Gas expect a decision on the base rate case sometime during fiscal year 2002.

     Maryland

     The PSC of MD consists of five full-time members who are appointed by the Governor with the advice and consent of the Senate of Maryland. Each commissioner is appointed to a five-year term, with no limit on the number of terms that can be served.

     The regulated utility is required to give 30 days’ notice when filing for a rate increase. The PSC of MD may initially suspend the proposed increase for 150 days beyond the 30-day notice period and then has the option to extend the suspension for an additional 30 days. If action has not been taken after 210 days, rates may be placed into effect subject to refund.

     Rate Increases

     Effective August 1, 1993, the PSC of MD ordered a base rate increase designed to collect an additional $10.6 million (3.7 percent), in annual revenues. The order resulted from a settlement agreement entered into by most parties to a March 1993 rate case. Recovery of SFAS No. 106 costs, which had been included in the regulated utility’s request, was not specifically addressed in the order. However, the amount authorized by the PSC of MD was sufficient to cover Washington Gas’s cost to implement this standard in Maryland. The order also revised Washington Gas’s purchased gas cost recovery mechanism to provide for recovery of carrying costs on actual storage gas balances and provided for a $1.0 million annual revenue increase resulting from the modification to, or the addition of, certain service-related charges. The 11.5 percent return on equity indicated in the order was not utilized to establish rates.

     In October 1994, the PSC of MD approved an unopposed Stipulation and Agreement, signed by a majority of the parties to a June 1994 rate case. The Stipulation and Agreement, designed to collect an additional $7.4 million (2.4 percent) annually, went into effect on December 1, 1994.

     Incentive-Based Rate Request

     On January 6, 2000, the Company announced that it filed with the PSC of MD a non-unanimous settlement agreement that would, if approved by the PSC of MD, have frozen basic delivery rates at the present levels and insulated Maryland customers from potential rate increases for five years.

     On October 19, 2000, the PSC of MD issued an Order that declined to approve the agreement. The PSC of MD Order noted a number of positive aspects of the Settlement Agreement. The Order stated that the record was not sufficient to demonstrate that rates would be just and reasonable throughout the five-year term. On November 6, 2000, Washington Gas filed a Request for a Rehearing of the PSC of MD’s Order. The Rehearing Request cited the numerous features of the Settlement that enhanced, rather than diminished, the PSC of MD oversight responsibilities, as well as the extensive record evidence and past PSC of MD precedence on the subject.

     Washington Gas announced on March 14, 2001 that it filed a notice of withdrawal with the PSC of MD withdrawing its May 17, 1999 Application for authority to implement an incentive rate plan.

     Virginia

     The SCC of VA consists of three full-time members who are elected by the General Assembly of Virginia. Each commissioner has a six-year term with no limitation on the number of terms that can be served.

     Either of two methods may be used to request a modification of existing rates. First, Washington Gas may file a general rate application in which it may propose new adjustment to the cost of service which have not previously been approved by the Commission, as well as a revised return on equity. The rates under this process may take effect 150 days after the filing. Second, an Expedited Rate Case (ERC) procedure is available which provides that rate increases may take effect 30 days after the filing date. Under the ERC mechanism, Washington Gas may not propose any new adjustments not previously approved in the last general rate case, or a change in its return on equity from the level authorized in its last general rate case. Before new rates become final, both types of rate increases are subject to refund.

     The company filed an application with the SCC of VA on July 28, 2000 for approval of special Area Development Rates (“ADR”) applicable to future gas customers within a defined area in its service territory in Loudoun County, Virginia, where gas service was not currently available. The purpose of the ADR charges was to provide an alternative mechanism for the company to collect, and customers to pay, deposits necessary to offset the excess costs of providing gas service over the expected revenues from such service over the life of the facilities. The Company generally collects such amounts through deposits paid by customers who want gas service. After a formal hearing, on March 14, 2001, a Hearing Examiner with the SCC of VA recommended approval of the ADR charges with certain conditions. The company subsequently determined that it could collect the necessary amounts directly from developers in the area and on October 1, 2001, withdrew its application for approval of ADR charges prior to receiving a final decision from the SCC of VA.

     Rate Increases

     On September 27, 1994, the regulated utility implemented rates designed to recover an additional $15.7 million annually, based on a rate case filed in April 1994. These rates were collected subject to refund. On September 28, 1995, the SCC of VA approved a $6.8 million (2.7 percent) annual revenue increase, effective September 27, 1994. The SCC of VA’s order included a 9.72 percent overall rate of return and an 11.50 percent return on equity. The order also allowed Washington Gas to collect SFAS No. 106 costs in accordance with a generic order of the SCC of VA. The Company refunded amounts associated with the difference between the interim rates that were collected subject to refund and the amount approved by the SCC of VA, with interest, by January 1, 1996.

     In December 1997, Shenandoah implemented new rates in Virginia designed to recover an additional $2.3 million annually, based on a rate case filed in August 1997. On July 16, 1998, the SCC of VA issued an order approving an increase in annual revenues of $1.4 million, or 6.78 percent, effective December 28, 1997. The order included a 9.062 percent overall rate of return and a 10.70 percent return on equity. Shenandoah refunded amounts associated with the difference between the interim rates that were collected subject to refund and the amount approved by the SCC of VA, with interest, by October 31, 1998. As previously discussed, Shenandoah was merged into Washington Gas, on April 1, 2000. In compliance with the order issued by the SCC of VA, Shenandoah is continuing to operate as a separate division under the same rates that were in place at the time of the merger.

     Page 35 of the Management’s Discussions and Analysis provides a table summarizing Washington Gas’s major rate applications and results thereof.

COMPETITION

     Competition with Other Energy Products

     In its core business, the company’s regulated utility subsidiary, Washington Gas, faces competition based on customers’ preferences for natural gas compared to other energy products and the comparative prices of those products. Currently, the most significant product competition occurs between natural gas and electricity in the residential market. The residential market generates a substantial proportion of the regulated utility’s net income. In its service territory, Washington Gas continues to attract the majority of the new residential construction market. The company believes that consumers’ continuing preference for natural gas allows Washington Gas to maintain a strong presence.

     The regulated utility has generally maintained a price advantage over electricity in its service area. Increases in the price of the natural gas commodity during the winter of fiscal year 2001 altered this situation somewhat. However, by the end of fiscal year 2001 natural gas prices have settled to more traditional levels. Furthermore, as discussed below, restructuring in both the natural gas and electric industries is leading to changes in traditional pricing models. As part of the electric industry restructuring effort, certain business segments are moving toward market-based pricing, with third-party marketers of electricity participating in retail markets. Electric industry restructuring may result in lower comparative pricing for electric service and other alternative energy sources, including natural gas. These changes will result in increased competition for the regulated utility.

     In the interruptible market, the regulated utility’s customers must be capable of using a fuel other than natural gas when demand by the regulated utility’s firm customers peaks. Fuel oil is the most significant competing energy alternative to natural gas. The regulated utility’s success in this market depends largely on the relationship between gas and oil prices. Because the supply of natural gas is primarily derived from domestic sources, the relationship between supply and demand generally has the greatest impact on natural gas prices. As a large portion of oil comes from foreign sources, political events can have significant influences on oil supplies and accordingly, oil prices.

     Deregulation

     In each of the jurisdictions (Maryland, Virginia and the District of Columbia) served by the company’s regulated utility, regulators and utilities have implemented customer choice programs. These programs provide customers with an opportunity to choose to purchase their natural gas and/or electric commodity from third-party marketers, rather than purchasing these commodities as part of a bundled service from the local utility. When customers choose to purchase their natural gas commodity from a third-party marketer, there is no impact on the regulated utility’s net revenues or net income because Washington Gas passes the cost of gas to customers without any mark-up. However, these customer choice programs provide unregulated third-party marketers, such as WGEServices, with opportunities to profit from the sale of the natural gas commodity or electricity in competitive markets through energy sales to an expanding customer base. Participating in this rapidly evolving marketplace also poses new risks and challenges discussed below that must be addressed in the company’s current and future strategies.

     The Natural Gas Delivery Function

     The natural gas delivery function, the company’s regulated utility’s core business, continues to be regulated by local regulatory commissions. In developing this core business, Washington Gas has invested over $2.3 billion to construct a safe, reliable and economical natural gas distribution system. Because of the high costs and important safety and environmental considerations associated with building and operating a duplicate distribution system, societal interests will continue to prefer allowing only one owner and operator of a natural gas distribution system per franchise area for the foreseeable future. The nature of Washington Gas’s customer base and the distance of most customers from interstate pipelines mitigate the threat of bypass of its facilities by other potential delivery service providers.

     Washington Gas expects that local regulatory commissions will continue to set the prices and terms for delivery service that give it an opportunity to earn a fair rate of return on the capital invested in its distribution system and to recover reasonable operating expenses. Washington Gas plans to continue constructing, operating and maintaining its natural gas distribution system. The company does not foresee any near-term changes in the regulated utility’s risk profile.

     The Merchant Function and Natural Gas Unbundling

     The implementation of customer choice programs for natural gas customers is well underway in Maryland, Virginia and the District of Columbia. At September 30, most of the customers served by Washington Gas are eligible to participate in customer choice programs and the company expects that these programs will gradually encompass all customers in its service territory. Out of approximately 704,000 customers eligible to participate in these programs at September 30, 2001, approximately 154,000 customers purchase their natural gas commodity from unregulated third-party marketers. The following table provides the status of natural gas unbundling in the regulated utility’s major jurisdictions at September 30, 2001. The number and percentage of customers reflected in this table include all customers who chose to purchase natural gas from a third-party marketer, including WGEServices.

Status of Customer Choice Programs
at September 30, 2001

		Eligible Customers

Jurisdiction	Customer Class	Total	% Participating

District of Columbia	Firm:
	Residential	131,648	9%
	Commercial	13,584	31%
	Interruptible	246	61%

Maryland	Firm:
	Residential	347,024	25%
	Commercial	27,449	40%
	Interruptible	282	100%

Virginia	Firm:
	Residential	159,951	21%
	Commercial	23,997	25%
	Interruptible	238	88%

Total		704,419	22%

     Ultimately, the company expects the regulated utility may play a much smaller role in the merchant function and may eventually exit the merchant function as customers buy natural gas from unregulated marketers. During this transition period, Washington Gas continues to have certain obligations under long-term contracts to purchase natural gas from producers and transportation capacity from interstate pipeline companies Accordingly, the strategy of Washington Gas focuses on recovering contractual costs and maximizing the value of contractual assets.

     Currently, the regulated utility includes the cost of the natural gas commodity and pipeline services in the purchased gas costs that it includes in firm customers’ rates, subject to regulatory review. The regulated utility’s jurisdictional tariffs contain gas cost mechanisms that allow it to recover the invoice cost of gas applicable to firm customers. Washington Gas believes it prudently entered into its gas contracts and that the costs being incurred should be recoverable from customers. If future unbundling or other initiatives remove the current gas cost recovery provisions, Washington Gas could be adversely impacted to the extent it incurs non-competitive gas costs without other satisfactory regulatory mechanisms available to recover any costs that may exceed market prices.

     Washington Gas currently has recovery mechanisms for such potentially stranded costs in Maryland, the District of Columbia and Virginia.

     Washington Gas actively manages its supply portfolio to ensure that its sales and supply obligations remain balanced. If Washington Gas were to determine that competition or changing regulation would preclude it from recovering these costs in rates, these costs would be charged to expense without any corresponding revenue recovery. If this situation were to occur and depending upon the timing of the occurrence, the impact on Washington Gas’s financial position and results of operations would likely be significant. In the event that a regulatory body disallows the recovery of such costs, these costs would be borne by shareholders.

     To minimize its exposure to contracting risks, Washington Gas has mechanisms in its customer choice programs to assign to participating marketers approximately 65 percent of the storage and peak winter capacity resources that were dedicated to serving bundled service customers when those customers elected a third-party marketer. Washington Gas is also updating its forecasts of customer growth and the associated requirements for pipeline transportation, storage and peaking resources. While it is not renewing expiring long-term gas commodity contracts at the present time, it is generally renewing pipeline transportation and storage contracts to meet its forecasts of increased customer gas requirements, and consistent with regulatory mechanisms to provide for or make available such resources to marketers serving customers in the customer choice programs. As the gas commodity contracts expire, Washington Gas enters into flexible short-term purchasing arrangements to meet demand. This strategy mitigates the exposure to long-term commitments beyond minimum Federal Energy Regulatory Commission-approved contracting requirements, while ensuring reliable and competitively priced gas for customers that continue to buy the natural gas commodity from the regulated utility.

     To maximize the value of its contractual assets, the regulated utility has entered into contracts with unregulated marketers that make use of the regulated utility’s firm storage and transportation rights to meet the regulated utility’s city gate delivery needs and to make off-system sales when such storage and transportation rights are underutilized. The regulated utility continues to pay the fixed charges associated with the firm storage and transportation contracts used to make sales.

     Unregulated Natural Gas Energy Marketing

     As the local distribution regulated utility’s role in the merchant function decreases over time, opportunities emerge for unregulated natural gas providers. In the deregulated marketplace, third-party marketers have profit-making opportunities, but also assume the risk of loss.

     Recognizing the opportunities presented by competition, the company established WGEServices, an unregulated retail energy marketing subsidiary in 1997. WGEServices now markets both natural gas and electricity to residential, commercial and industrial customers both inside and outside of the Washington Gas service area. To date, WGEServices has grown to nearly 125,000 natural gas customers and 44,000 electric customers. WGEServices gross revenues in fiscal years 2001 and 2000, which include both sales of natural gas and electricity, were $419.2 million and $166.7 million, respectively. WGEServices had net income of $0.5 million in fiscal year 2000 but incurred a net loss of $1.5 million in fiscal year 2001 due mainly to the acquisition costs associated with deriving new electricity customers. The company believes that customer choice programs may continue to expand customers’ selection of WGEServices as a service provider.

     The regulatory process tends to stabilize rates and revenues of the regulated utility. However, there can be significant volatility for unregulated third-party marketers, such as WGEServices. Thus, while WGEServices has a significant potential for continued growth, it must carefully manage risks in a volatile commodity market.

     WGEServices competes with other third-party marketers to sell the unregulated natural gas commodity to customers. Marketers of the natural gas commodity compete largely on price and gross margins are relatively small. Furthermore, as with any startup operation, customer acquisition costs are high. Consequently, operating margins for WGEServices are lower than those earned by the regulated utility.

     In addition, WGEServices faces supply-side risks. To minimize its supply-side risks, WGEServices’ strategy is to manage its natural gas contract portfolio in a manner that closely aligns the volumes of gas it purchases with firm commitments from customers to purchase this gas and enter into transactions to moderate gas supply cost volatility. WGEServices purchases its gas from a number of wholesale suppliers in order to avoid relying on any single provider for its natural gas supply. Additionally, WGEServices maintains gas storage inventory to meet daily and monthly fluctuations in demand caused by variations in normal weather. Similarly, WGEServices’ dependency on any one customer or group of customers is limited. Beginning in fiscal year 2002, WGEServices has entered into derivative contracts in order to balance its sales commitments with the amount of gas it must purchase to satisfy those commitments. WGEServices has a risk management policy in place and periodically reassesses its policy to determine its adequacy to mitigate risks in changing markets.

     Electric Unbundling

     Customer choice programs are not unique to the natural gas industry. Choice for electric customers has been implemented or will be implemented in each jurisdiction in which the regulated utility operates. Similar to the natural gas industry, participants in these programs can choose either to continue purchasing bundled electricity service from their local electric distribution utility or to purchase electricity from a third-party marketer.

     In anticipation of the opportunities to sell electricity in jurisdictions that have implemented customer choice programs, WGEServices entered into a master purchase and sale agreement in April 2000 with a wholesale energy marketer. Under the agreement, as WGEServices identifies profitable opportunities, it purchases electric energy, capacity and certain ancillary services from the wholesaler for resale to retail electricity customers. In each jurisdiction that has introduced customer choice programs, WGEServices evaluates the associated profit potential and other strategic factors.

     In 2001, WGEServices significantly expanded its efforts to market electricity and enroll customers. During fiscal year 2001, the company enrolled 44,000 retail electricity customers in Maryland and the District of Columbia. In addition, during fiscal year 2001, WGEServices began supplying electricity to Montgomery County, Maryland government agencies under a $33.5 million, 18-month contract and to the Washington Metropolitan Area Transit Authority (Metro) under a $16.0 million, two year contract to supply electricity to all Metro facilities in the District of Columbia and Maryland. WGEServices was also awarded a $125 million contract to supply electricity to 47 large federal facilities in the District of Columbia and suburban Maryland for up to three and one-half years. Total electric revenues in fiscal year 2001 were $98.4 million on deliveries of 1.9 billion kilowatt hours of electricity.

     Potential for Further Unbundling

     Currently, the company’s regulated utility provides customer services, such as preparing bills, reading meters and responding to customer inquiries, as part of its core utility function. Unregulated third-party marketers have the option to assume responsibility for bill preparation and customer collections. In addition to billing and collecting from customers for the natural gas commodity, third-party marketers’ bills may include natural gas delivery charges due the regulated utility, which they subsequently remit to Washington Gas. Although Washington Gas still provides most customer services on a bundled basis, the potential exists for future deregulation initiatives to separate these services from the core utility function. In that case, customers could choose to have unregulated competitors provide these services.

     To remain competitive, the company strives to improve quality and efficiency and to reduce costs with the goal of achieving market-level performance. Accordingly, the company will continue to look for opportunities to profit from further unbundling.

GAS SUPPLY AND CAPACITY

     Washington Gas arranges to have natural gas delivered to the entry points of its distribution systems (city gates) using the delivery capacity of interstate pipelines companies. Washington Gas acquires natural gas delivery and storage capacity on a system-wide basis because of the integrated nature of the service agreements between the pipelines and its distribution operations. Washington Gas’s supply and capacity plan is based on the system requirements and takes into account estimated load growth by type of customer, as well as customer attrition, conservation and movement of customers from bundled to unbundled service.

     Pursuant to FERC Order No. 636, the pipeline companies are required to provide transportation and storage services to gas shippers, such as Washington Gas, that are comparable to the services it received prior to the implementation of the order. At September 30, 2001, Washington Gas has service agreements with four pipeline companies that provide direct service and two upstream pipelines companies that provide for firm transportation and storage services. These contracts have expiration dates ranging from fiscal years 2002 to 2015.

     Washington Gas is responsible for acquiring sufficient gas supplies to meet customer requirements, as well as the appropriate pipeline capacity to ensure delivery to its distribution system. Washington Gas’s contracting activities take into account the continuing trend toward unbundling the sale of the gas commodity from the delivery of the commodity to the customer, by entering into flexible short-term agreements for supply and capacity levels that will allow it to remain competitive. Washington Gas has adopted a diversified portfolio approach designed to satisfy the supply and deliverability requirements of its customers, using multiple supply points, dependable transportation and storage arrangements and its own substantial storage and peaking capabilities to meet its customers’ demands.

     Washington Gas has four long-term natural gas purchase contracts with producers and marketers to purchase natural gas at market-sensitive prices. These contracts provide for commodity charges based upon an ascertainable index and either fixed-reservation charges based on contracted minimum volumes or premiums built into volumetric charges. The contracts also provide for Washington Gas to pay monthly and/or annual deficiency charges if actual volumes fall below minimum levels. These gas purchase contracts expire during fiscal years 2002 and 2003. Washington Gas acquires the balance of its supplies at market prices under short-term contracts.

     As reflected in the first table below, there were six sources of delivery through which the company received natural gas at its city gates to satisfy the sendout requirements in pipeline year 2001 (November 1, 2000 through October 31, 2001) and from which supplies can be received in pipeline year 2002 (November 1, 2001 through October 31, 2002). Firm transportation denotes gas transported directly to the entry point of Washington Gas’s distribution system in volumes agreed upon by them and the applicable pipeline. Transportation storage denotes volumes stored by a pipeline for withdrawal during the heating season. Peak load requirements are met by: 1) underground natural gas storage at the Hampshire storage field in Hampshire County, West Virginia; 2) the local production of propane air plants located at company-owned facilities in Rockville, Maryland (Rockville Station) and in Springfield, Virginia (Ravensworth Station); and 3) other storage and peak-shaving arrangements. Unregulated third-party marketers acquire interstate pipeline capacity and the natural gas commodity on behalf of Washington Gas’s regulated utility customers. These marketers have natural gas delivered to the entry point of Washington Gas’s delivery system on behalf of those utility customers that have decided to acquire their natural gas commodity on an unbundled basis, as previously discussed.

     During pipeline year 2001, total sendout on the system was 1,772 million therms, excluding the sendout of sales and deliveries of natural gas used for electric generation. The sendout for pipeline year 2002 is estimated at 1,559 million therms (based on normal weather), excluding the sendout for the sales and deliveries of natural gas used for electric generation. The significant variation was the result of weather in pipeline year 2001 that was significantly colder than normal generating larger sendout. The sources of delivery and related volumes that were used to satisfy the requirements of pipeline year 2001 and those projected for pipeline year 2002 are shown in the following table.

SOURCES OF DELIVERY FOR
ANNUAL SENDOUT
(Millions of Therms)
Sources of	Pipeline Year
Delivery	Actual 2001	Projected 2002

Firm Transportation	777	696

Transportation Storage	296	234

Hampshire Storage	15	16

Company-Owned Propane-Air Plants	3	4

Other Peak-Shaving Sources	25	48

Unregulated Third-Party Marketers	656	561

Total	1,772	1,559

     The effectiveness of Washington Gas ‘s gas supply program is largely dependent on the sources from which the design day requirement is satisfied. A design day is the maximum anticipated demand on the gas supply system during a 24-hour period assuming a 5 degree Fahrenheit average temperature. Washington Gas assumes that all interruptible customers will be curtailed on the design day. Washington Gas ‘s current design day is 15.3 million therms and Washington Gas’s projected sources of delivery for design day sendout is 16.9 million therms. This provides a reserve margin of 10.5 percent. Washington Gas is currently capable of meeting 66 percent of its design day requirements with storage and peaking capabilities. Emphasizing storage and peaking facilities on Washington Gas’s design day reduces the necessity to purchase firm transportation, the most expensive form of capacity from a design day perspective. The following table reflects the sources of delivery that are projected to be used to satisfy the design day sendout estimate for pipeline year 2002.

PROJECTED SOURCES OF DELIVERY FOR
DESIGN DAY SENDOUT
(Millions of Therms)

Sources of	Pipeline Year 2002
Delivery	Therms	Percent

Firm Transportation	4.0	24

Transportation Storage	5.0	30

Company-Owned Propane-Air Plants, Hampshire Storage and Other Peaking	6.1	36

Unregulated Third-Party Marketers	1.8	10

Total	16.9	100

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

     The company has identified up to ten sites where WGL Holdings’ regulated utility subsidiaries or their predecessors may have operated manufactured gas plants (MGPs). The regulated utility last used any such plant in 1984. In connection with these operations, the regulated utility is aware that coal tar and certain other by-products of the gas manufacturing process are present at or near some former sites and may be present at others. The regulated utility does not believe that any of the sites present any unacceptable risk to human health or the environment.

     At one of the former MGP sites, studies show the presence of coal tar under the site and an adjoining property. The regulated utility has taken steps to control the movement of contaminants into an adjacent river by installing a water treatment system that removes and treats contaminated groundwater at the site. The regulated utility received approval from governmental authorities for a comprehensive remedial plan for the majority of the site that will allow commercial development of the regulated utility’s property. The regulated utility has entered into an agreement with a national developer for the development of this site in phases. The regulated utility has also entered into a ground lease and obtained a carried interest for the first two phases. Construction has been substantially completed on the first phase of this development and the planning for phase two is presently underway. The regulated utility continues to seek approval of a remedial plan for the remainder of the site, including an adjoining property owned by a separate entity.

     At a second former MGP site, a local government notified the regulated utility about the detection of a substance in an adjacent river that may be related to this site. This same local government owned and operated the MGP for the majority of the life of the plant. The local government sold the MGP to a company that was subsequently merged into Washington Gas. Washington Gas retired the MGP many years ago. Washington Gas has entered into a settlement agreement with the local government and has no further obligation with respect to any costs that may be incurred by the local government to remediate the site.

     At a third former MGP site and on an adjacent parcel of land, the regulated utility made application under a state voluntary closure program. The regulated utility has developed a remediation plan for the site and is currently seeking approval of that plan from the state.

     The company believes, at this time, that appropriate remediation is being undertaken or that no remediation is necessary at the remaining seven sites.

     Through September 30, 2001, the company had paid $11.8 million for environmental response costs. The company has recorded a liability of $7.6 million on an undiscounted basis at September 30, 2001, related to future environmental response costs. This estimate principally includes the minimum liabilities associated with a range of environmental response costs expected to be incurred at five of the sites, including the first site described above. The company estimates the maximum liability associated with all of its sites to be approximately $22.2 million at September 30, 2001. The estimates were determined by the company’s environmental experts, based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. Variations within the range of estimated liability result primarily from differences in the number of years that will be required to perform environmental response processes at each site (2 to 25 years) and the extent of remediation that may be required.

     Regulatory orders issued by the PSC of MD allow the regulated utility to recover the costs associated with the sites applicable to Maryland over periods ranging from five to thirty years. Rate orders issued by the PSC of DC allow the regulated utility a three-year recovery of prudently incurred environmental response costs and allow the regulated utility to defer additional costs incurred between rate cases. At September 30, 2001, there was no environmental regulatory asset subject to recovery in Virginia. At September 30, 2001, the regulated utility reported a regulatory asset of $5.8 million for the portion of environmental response costs it believes recoverable in rates. Based on existing knowledge, the regulated utility does not expect that the ultimate impact of these matters will have a material adverse effect on its capital expenditures, its earnings or its competitive position.

OTHER

     The regulated utility is not dependent upon a single customer or group of customers such that the loss of any one or more of such customers would have a significant adverse effect on the regulated utility. Large customers are generally on interruptible rate schedules, and margin-sharing arrangements limit the effects of variations in interruptible customer usage on net income. As shown on page 3, Washington Gas served 903,789 customer meters at September 30, 2001.

     The company’s utility business is weather-sensitive and seasonal since the majority of its business is derived from residential and small commercial customers who use natural gas for space heating purposes. In fiscal year 2001, approximately 78 percent of the total therms delivered in the regulated utility’s franchise area, excluding deliveries for electric generation, occurred in the regulated utility’s first and second fiscal quarters. All of the company’s utility earnings are generated during these two quarters and the company historically incurs losses in the third and fourth fiscal quarters. The timing and level of approved rate increases can affect the results of operations. The seasonal nature of the regulated utility’s business creates large variations in short-term cash requirements, primarily due to the fluctuations in the level of customer accounts receivable, accrued utility revenues and storage gas inventories. Washington Gas finances these seasonal requirements primarily through the sale of commercial paper and unsecured short-term bank loans.

     Washington Gas belongs to the Natural Gas Vehicle Coalition, which develops new applications and technologies for using natural gas. In addition, during fiscal year 2001, the company contributed to the Gas Technology Institute (GTI), which also develops new applications and technologies for using natural gas, focuses on developing more efficient gas equipment and increases the long-term supply of gas. The cost of these memberships and the company’s own research and development costs during fiscal years 2001, 2000 and 1999 were not material.

     At September 30, 2001, the company and its wholly-owned subsidiaries had 2,190 employees, an increase of 142 employees from the level at September 30, 2000. At September 30, 2001, there were 1,979 utility employees, an increase of 145 employees from the level at September 30, 2000.

ITEM 2—PROPERTIES

     At September 30, 2001, WGL Holdings and its subsidiaries held such valid franchises, certificates of convenience and necessity, licenses and permits necessary to maintain and operate their respective properties and businesses, as currently conducted. The company has no reason to believe that it will be unable to renew any of such franchises as they expire.

     Property, plant and equipment are stated at original cost, including labor, materials, taxes and overhead. The company calculates depreciation applicable to its gas plant in service primarily on a straight-line remaining life basis. The composite depreciation rate during fiscal year 2001 was 2.94%, which includes the effect of recovering any estimated net salvage associated with retiring the cost of plant in service. The following table discloses the depreciable life of natural gas plant, by category, at September 30, 2001.

Depreciable Lives of Gas Plant in Service
at September 30, 2001

Category of	Range of Lives
Gas Plant in Service	in Category

Intangible Plant	5–10 years

Tangible Plant:
Natural Gas Storage and Processing Plant	10–45 years
Transmission Plant	30–55 years
Distribution Plant	10–55 years
General Plant	10–50 years

Total Tangible Plant in Service	10–55 years

     At September 30, 2001, the regulated utility segment had approximately 611 miles of transmission mains, 10,531 miles of distribution mains, and 12,375 miles of distribution services. The regulated utility has the capacity for storage of approximately 15 million gallons of propane for peak shaving.

     The company owns the land and a 12-story office building (built in 1942) at 1100 H Street, NW, Washington, D.C. 20080, where its corporate offices are located. The company owns approximately 40 acres of land and a building (built in 1970) at 6801 Industrial Road in Springfield, Virginia 22151, which houses the company’s operating offices and certain administrative functions. The company has title to land and buildings used as substations for its utility operations.

     Washington Gas owns a 12-acre parcel of land located in Southeast Washington, D.C. Washington Gas has entered into an agreement with a national developer for the development of this site in phases. See the discussion regarding WG Maritime, which begins on page 4, and Environmental Matters, which begins on page 14 for additional information regarding this development.

     Washington Gas also has peaking facilities consisting of propane air plants in Springfield, Virginia (Ravensworth Station), and Rockville, Maryland (Rockville Station). Hampshire operates an underground natural gas storage field in Hampshire County, West Virginia. Hampshire accesses the storage field through 12 storage wells that are connected to an 18-mile pipeline gathering system. Hampshire also operates a compressor station for injection of gas into storage. For pipeline year 2002, the company projects that the Hampshire storage facility can supply approximately 2.0 billion cubic feet of natural gas to the regulated utility’s system for meeting seasonal demands.

     The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by the regulated utility other than expressly excepted property. At September 30, 2001, no FMBs were outstanding under the Mortgage.

     The regulated utility executed a supplemental indenture to its unsecured MTN Indenture on September 1, 1993, providing that the regulated utility will not issue any FMBs under its Mortgage without making effective provision whereby any outstanding MTNs shall be secured equally and ratably with any and all other obligations and indebtedness secured by the Mortgage.

ITEM 3—LEGAL PROCEEDINGS
    None.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    None.

EXECUTIVE OFFICERS OF THE REGISTRANTS

     The names, ages and positions of the executive officers of the registrants at September 30, 2001, are listed below along with their business experience during the past five years. The age of each officer listed is as of the date of filing of this report. There is no family relationship among the officers.

     Unless otherwise indicated all positions are executive officers listed with Washington Gas Light Company.

EXECUTIVE OFFICERS

Date Elected or
Name, Age and Position with the Company	Appointed

Elizabeth M. Arnold, Age 49 (1,2)
Vice President (corporate strategy and non-utility businesses) of WGL Holdings, Inc.	October 31, 2000
Vice President (corporate strategy and non-utility businesses)	July 3, 2000
Vice President (corporate strategy, internal audit, unregulated subsidiaries)	March 3, 2000
Vice President (corporate strategy and internal audit)	January 31, 1996
Beverly J. Burke, Age 50 (1, 2)
Vice President and General Counsel	July 1, 2001
Vice President and General Counsel of WGL Holdings, Inc.	July 1, 2001
Vice President and Assistant General Counsel	October 1, 1998
Department Head – Office of the General Counsel	January 22, 1997
Managing Attorney – Litigation	November 16, 1992
Adrian P. Chapman, Age 44 (1)
Vice President (regulatory affairs and energy acquisition)	March 31, 1999
Department Head, Regulatory Affairs	December 31, 1996
Director of Maryland Rates and Regulatory Affairs	February 7, 1994
Richard J. Cook, Age 59 (1)
Vice President (construction and technical support)	October 1,1996
James H. DeGraffenreidt, Jr., Age 48 (1,2)
Chairman of the Board and Chief Executive Officer	October 1, 2001
Chairman of the Board and Chief Executive Officer of WGL Holdings, Inc.	October 1, 2001
Chairman of the Board, President and Chief Executive Officer of WGL Holdings, Inc.	October 31, 2000
Chairman of the Board, President and Chief Executive Officer	July 1, 2000
Chairman of the Board and Chief Executive Officer of WGL Holdings, Inc.	January 13, 2000
Chairman of the Board and Chief Executive Officer	December 1, 1998
President and Chief Executive Officer	January 1, 1998
President and Chief Operating Officer	December 1, 1994
Shelley C. Jennings, Age 53 (1,2)
Treasurer of WGL Holdings, Inc	January 13, 2000
Treasurer	March 31, 1999
Department Head, Customer Accounts	December 1, 1997
Area Head, Procurement	December 16, 1996
Director, Accounting Operations	January 24, 1994
Frederic M. Kline, Age 50 (1,2)
Vice President and Chief Financial Officer of WGL Holdings, Inc.	January 13, 2000
Vice President and Chief Financial Officer	March 31, 1999
Vice President, Treasurer and Chief Financial Officer	October 1, 1998
Vice President and Treasurer	January 31, 1996
Wilma Kumar-Rubock , Age 53 (1)
Vice President (information technology) and Chief Information Officer	October 1, 2001
Chief Information Officer	November 13, 2000
Division Head	April 3, 2000
Division Head (business systems)	April 28, 1997
Division Head (operations support)	December 16, 1996
Supervisor – Client Service	May 2, 1994

EXECUTIVE OFFICERS (Continued)

Date Elected
Name, Age and Position with the Company	or Appointed
Terry D. McCallister, Age 46 (1,2 and 3)
President and Chief Operating Officer	October 1, 2001
President and Chief Operating Officer of WGL Holdings, Inc.	October 1, 2001
Vice President (operations and gas transportation)	June 28, 2000
Vice President (operations)	April 3, 2000
Douglas V. Pope, Age 56 (1,2)
Secretary of WGL Holdings, Inc.	January 13, 2000
Secretary	July 25, 1979
Roberta W. Sims, Age 47 (1)
Vice President (corporate relations and communications)	January 31, 1996
Robert A. Sykes, Age 53 (1)
Vice President – Human Resources	October 1, 1987
Robert E. Tuoriniemi, Age 45 (1,2)
Controller of WGL Holdings, Inc.	January 13, 2000
Controller	October 1, 1996
James B. White, Age 51 (1)
Vice President (business development)	February 21, 1996
(1) This officer has served continuously since the dates indicated.
(2) Executive Officers of both WGL Holdings, Inc. and Washington Gas Light Company
(3) Mr. McCallister was previously employed by Southern Natural Gas Company, a subsidiary of Sonat, Inc., where he served as Vice President and Director of
    Operations. Prior to working for Southern Natural Gas Company, a gas utility, Mr.
    McCallister held various leadership positions with Atlantic Richfield Company, a fully integrated international oil and gas exploration, production, refining and marketing company.

PART II
ITEM 5—MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICE RANGE AND DIVIDENDS PAID
			Dividends Paid	Dividend
	High	Low	Per Share	Payment Date

Fiscal Year 2001
Fourth quarter*	$28.40	$25.30	$0.315	8/1/01
Third quarter*	29.40	26.00	0.315	5/1/01
Second quarter*	30.50	25.82	0.310	2/1/01
First quarter**	31.50	24.81	0.310	11/1/00

Fiscal Year 2000**
Fourth quarter	$27.75	$23.94	$0.310	8/1/00
Third quarter	27.63	24.06	0.310	5/1/00
Second quarter	27.63	21.75	0.305	2/1/00
First quarter	29.44	25.00	0.305	11/1/99

* Pertains to WGL Holdings, Inc.
** Pertains to Washington Gas Light Company

ITEM 6—SELECTED FINANCIAL DATA

Selected Financial and Operations Data (a) (b)

(Dollars in Thousands, Except Per Share Data)	2001	2000	1999	1998	1997

SUMMARY OF EARNINGS
Utility operating revenues	$1,446,456	$1,031,105	$972,120	$1,040,618	$1,055,754
Less: Cost of gas	904,416	552,579	505,346	575,786	572,925
Revenue taxes	40,616	35,598	34,793	39,659	43,719

Utility net revenues	$501,424	$442,928	$431,981	$425,173	$439,110

Utility operation and maintenance expenses	$194,469	$177,504	$201,229	$200,794	$197,050
Non-utility operating revenues	$493,063	$218,087	$140,096	$102,834	$44,926
Net income	$82,445	$83,251	$67,437	$67,298	$80,688

Earnings per average common share—basic and diluted	$1.75	$1.79	$1.47	$1.54	$1.85

CAPITALIZATION—YEAR-END
Common shareholders’ equity	$788,253	$711,496	$684,034	$607,755	$589,035
Preferred stock	28,173	28,173	28,420	28,424	28,430
Long-term debt	584,370	559,724	506,084	428,641	431,575

Total capitalization	$1,400,796	$1,299,393	$1,218,538	$1,064,820	$1,049,040

OTHER FINANCIAL DATA
Total assets—year-end	$2,081,113	$1,939,989	$1,775,499	$1,682,433	$1,552,032
Property, plant and equipment—net	$1,519,747	$1,460,280	$1,402,742	$1,319,501	$1,217,137
Capital expenditures	$130,215	$124,067	$158,733	$158,874	$139,871
Long-term obligations—year-end	$584,370	$559,724	$506,084	$428,929	$432,368
COMMON STOCK DATA
Annualized dividends per share	$1.26	$1.24	$1.22	$1.20	$1.18
Dividends declared per share	$1.255	$1.235	$1.215	$1.195	$1.170
Book value per share—year-end	$16.24	$15.31	$14.72	$13.86	$13.48
Return on average common equity	11.0%	11.9%	10.4%	11.2%	14.1%
Dividend yield on book value	7.7%	8.1%	8.3%	8.6%	8.7%
Payout ratio	71.7%	69.0%	82.7%	77.6%	63.2%
Common shares outstanding—year-end (thousands)	48,543	46,470	46,473	43,839	43,700
GAS SALES AND DELIVERIES
(thousands of therms)
Gas sold and delivered
Residential-firm	634,949	557,825	604,162	615,786	665,452
Commercial and industrial
Firm	258,546	240,239	285,349	345,809	426,831
Interruptible	11,927	27,627	48,989	73,554	147,375
Electric generation	—	—	—	—	51

Total gas sold and delivered	905,422	825,691	938,500	1,035,149	1,239,709

Gas delivered for others
Firm	365,262	306,933	191,620	110,542	27,574
Interruptible	251,039	262,923	272,046	243,166	185,487
Electric generation	165,918	211,928	129,700	93,721	94,022

Total gas sold for others	782,219	781,784	593,366	447,429	307,083

Total gas sales and deliveries	1,687,641	1,607,475	1,531,866	1,482,578	1,546,792

OTHER STATISTICS
Customer meters—year-end	903,789	875,817	846,381	819,719	798,739
Degree days—actual	4,314	3,637	3,652	3,662	3,876
Weather percent colder (warmer) than normal	13.1%	(5.0)%	(5.2)%	(5.1)%	0.5%

(a)	The results represented for periods prior to fiscal year 2001 reflect the consolidated operations of Washington Gas Light Company and its subsidiaries.
(b)	Amounts presented are for WGL Holdings, Inc. As amounts for Washington Gas Light Company are not materially different, a separate Selected Financial Data Schedule for Washington Gas Light Company is not presented.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This management’s discussion analyzes the financial condition and results of operations of WGL Holdings, Inc. (WGL Holdings or the company) and its subsidiaries under the corporate structure that was in place during the fiscal year ended September 30, 2001. Effective November 1, 2000, Washington Gas Light Company (Washington Gas) reorganized, such that Washington Gas and its subsidiaries became separate subsidiaries of WGL Holdings, a newly formed holding company established under the Public Utility Holding Company Act of 1935. Note 2 to the Consolidated Financial Statements discusses the new holding company structure. Since the former subsidiaries of Washington Gas are now subsidiaries of WGL Holdings, the consolidated results for Washington Gas for fiscal years 1999 and 2000, which are also presented in this Annual Report are comparable to the consolidated results for WGL Holdings for fiscal year 2001.

     The Glossary of Key Terms on page 71 defines certain terms used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Bold Italics indicate the first reference to a defined term.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

     Certain matters discussed in this report, excluding historical information, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues, and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans,” and similar expressions or future or conditional verbs such as “will,” “should, “would,” and “could.” Although the company believes such forward-looking statements are based on reasonable assumptions, it cannot give assurance that every objective will be reached. Forward-looking statements speak only as of today, and the company assumes no duty to update them. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

1)	changes in economic, competitive, political and regulatory conditions and developments;

2)	changes in capital and energy commodity market conditions;

3)	changes in relevant laws and regulations, including tax, environmental and employment laws and regulations;

4)	weather conditions;

5)	legislative, regulatory and judicial mandates and decisions;

6)	timing and success of business and product development efforts;

7)	technological improvements;

8)	the pace of deregulation efforts and the availability of other competitive alternatives; and

9)	other uncertainties.

     Such factors are difficult to predict accurately and are generally beyond the company’s direct control. Accordingly, while it believes that the assumptions are reasonable, the company cannot ensure that all expectations and objectives will be realized. The company urges readers to use care and consider the risks, uncertainties and other factors that could affect the company’s business as described in this Annual Report. All forward-looking statements made in this Annual Report rely upon the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

OVERVIEW

     WGL Holdings, through its subsidiaries, sells and delivers natural gas and provides a variety of energy-related products and services to customers in the metropolitan Washington, D.C., Maryland, Virginia areas and beyond. The company’s core subsidiary, Washington Gas, is involved in the distribution and sale of natural gas that is primarily regulated by state regulatory commissions. In response to changes in federal and state regulation, the company has taken the initiative to offer competitively priced natural gas and electricity to customers through its unregulated retail energy marketing subsidiary. The company also offers energy-related products and services that are closely related to its core business. The majority of these energy-related activities are performed by wholly owned subsidiaries of Washington Gas Resources Corp. (Washington Gas Resources).

     During the fiscal years ended September 30, 2001, 2000 and 1999, WGL Holdings reported on four major business segments: 1) regulated utility; 2) retail energy marketing; 3) heating, ventilating and air conditioning (HVAC); and 4) consumer financing. These four segments are described below:

Regulated Utility. With over 93 percent of the company’s assets, Washington Gas delivers natural gas to retail customers in accordance with tariffs set by regulatory commissions that have regional jurisdiction over Washington Gas’s rates. These rates provide the regulated utility an opportunity to earn a reasonable rate of return for the service on the investment devoted to the delivery of natural gas to customers. Washington Gas also sells the natural gas commodity to customers who either have not yet elected to purchase gas from unregulated third-party marketers or are not yet eligible to make this choice. The regulated utility does not incur a profit or a loss when it sells the natural gas commodity as utility customers are charged for the natural gas commodity at the same cost it incurs, subject to routine regulatory reviews of the reasonableness of these costs.

Retail Energy Marketing. Washington Gas Energy Services, Inc. (WGEServices), a wholly owned subsidiary of Washington Gas Resources, competes with other third-party marketers by selling natural gas and electricity directly to residential, commercial and industrial customers, both inside and outside of the regulated utility’s traditional service territory. WGEServices has the opportunity to make a profit or the potential to incur a loss from these sales. While WGEServices markets the natural gas and electricity commodities, regulated utilities are required to deliver the commodities to their customers. In the near-term, WGEServices will focus on expanding its customer base while seeking to generate positive earnings by controlling customer acquisition costs. On a long-term basis WGEServices believes the current strategy will enable the development of a significant customer base with the related volumes. As the customer base and volumes grow, WGEServices expects customer acquisition costs as a percentage of revenues to decline. WGEServices anticipates that this should enable it to generate higher levels of net income as the business evolves from its current stage.

HVAC. Two wholly owned subsidiaries, Washington Gas Energy Systems, Inc. (WGESystems) and American Combustion Industries, Inc. (ACI), provide turnkey design-build renovation projects to the commercial and government markets. Through a 50 percent equity investment in Primary Investors, LLC (Primary Investors), the HVAC segment also installs, repairs and maintains HVAC and plumbing equipment in the residential and light commercial markets.

     The commercial HVAC business has grown dramatically as a result of strong repeat and add-on business from successful completion of many projects. The segment focuses on retrofitting the area’s large number of aging commercial and government structures. Factors critical to the commercial HVAC success include the ability to maintain and grow the backlog of existing work through diversification of the market segments these subsidiaries serve. Balance between governmental and private sector work should allow these subsidiaries to succeed despite changes that might occur in general economic conditions.

     WGL Holdings owns a 50 percent investment in Primary Investors that owns a residential HVAC business. Primary Investors has acquired nine companies and is striving to grow its level of sales while continuing to work on improving the integration of the important activities of the entities acquired.

Consumer Financing. Washington Gas historically offered financing for customers to purchase natural gas appliances and other energy-related equipment. In August 2001, the company determined that the consumer financing segment could not meet the strategic objectives of the company’s business plan and thus ceased making any new loans. It continues servicing of existing loans. This segment has maintained a minimal staff to carry out this function.

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the company’s financial condition, results of operations and cash flows with specific information on liquidity and capital resources. It also includes management’s interpretation of the company’s past financial results, potential factors that may affect future results and potential risks in the years ahead and approaches used to manage them.

RESULTS OF OPERATIONS

     Net income was $82.4 million, $83.3 million and $67.4 million for the fiscal years ended September 30, 2001, 2000 and 1999, respectively. The company earned 11.0 percent, 11.9 percent and 10.4 percent, respectively, on average common equity during these three fiscal years.

     The following table summarizes the net income for each segment at September 30, 2001, 2000 and 1999.

COMPOSITION OF NET INCOME
Year Ended September 30,	2001	2000	1999

(thousands)
Regulated Utility (a)	$85,851	$80,467	$61,323
Retail Energy Marketing	(1,550)	529	1,564
HVAC:
Commercial	4,960	3,177	1,247
Residential	(2,195)	(1,735)	(57)
Residential Impairment Provision	(3,900)	—	—
Consumer Financing	(582)	765	1,739
Other	(139)	48	1,621

Net Income	$82,445	$83,251	$67,437

(a)Regulated utility results include $4.0 million, $1.4 million and $2.1 million of expenses shown in Note 15 to the Consolidated Financial Statements under the caption “Eliminations/Other” for fiscal years 2001, 2000, and 1999, respectively.

     Basic and diluted earnings per average common share were $1.75, $1.79 and $1.47 for fiscal years 2001, 2000 and 1999, respectively. A June 2001 public sale of common stock increased the number of shares outstanding by 2,038,500, which reduced the earnings per average common share by $0.02 in fiscal year 2001 from the prior year results.

Significant factors that affected the company’s earnings included:

Winter Weather. During the 2001 fiscal year, winter weather was approximately 13 percent colder than normal, which increased utility earnings by $0.28 per share.

Utility Customer Base. Washington Gas continues to expand its customer base. During fiscal year 2001, customer meters increased by 3.2 percent over the prior fiscal year.

Operation and Maintenance Expenses. Utility operation and maintenance expenses for fiscal year 2001 increased $17.0 million over the same period last year principally reflecting a $10.3 million increase in the utility segment’s uncollectible accounts expense due to the impact higher natural gas prices and colder weather had on outstanding accounts receivable balances. In addition, labor related expenses increased by $1.4 million due primarily to a 7.9 percent rise in the regulated utility’s workforce over the preceding year’s level. Tempering these increases was a $2.2 million decrease in pension and post-retirement benefits expense.

     Operation and maintenance expenses in fiscal year 2000 decreased $23.7 million from 1999. The decrease was primarily the result of reduced pension and postretirement benefit expenses and the reduction in fiscal year 2000 in the level of Year 2000 and other technology-related costs incurred in fiscal year 1999.

Depreciation and Amortization Expense. In fiscal years 2001 and 2000, depreciation and amortization expense increased over the prior year by $3.2 million and $5.6 million, respectively. These increases primarily reflect depreciation associated with the company’s increased investment in property, plant and equipment. The larger increase in fiscal year 2000 reflects additional amortization of a new enterprise-wide software system completed in fiscal year 1999.

Non-Utility Operations. The net income contributed by the company’s recurring non-utility operations decreased $1.1 million during fiscal year 2001, approximately $0.02 per average common share from fiscal year 2000 results. In fiscal year 2000, recurring net income from the company’s non-utility activities decreased $1.8 million, approximately $0.04 per average common share from fiscal year 1999 results.

Nonrecurring Transactions. The company’s earnings for the three reported years include a number of nonrecurring items. Fiscal year 2001 results include a $3.9 million after tax ($0.08 per average common share) permanent impairment provision on its 50 percent-owned residential HVAC investment, a $1.7 million pre-tax ($1.0 million after-tax or $0.02 per average common share) reserve for potential refunds on regulated utility customer bills recorded in operation and maintenance expenses and a $2.2 million pre-tax ($1.3 million after-tax or $0.03 per average common share) adjustment for a Virginia business license tax recorded by the regulated utility in General Taxes. Fiscal year 2000 results include a $1.2 million after-tax gain from the sale of two minor non-utility assets. Fiscal year 1999 results include a $1.8 million after-tax gain from a subsidiary’s sale of undeveloped land, offset by a $1.9 million after-tax loss from the sale of natural gas utility assets located in West Virginia. The following table summarizes the net income and earnings per average common share that were produced by the company’s recurring operations during fiscal years 2001, 2000 and 1999.

NET INCOME FROM RECURRING OPERATIONS

	Years Ended September 30,

	2001	2000	1999

Net Income from Recurring Operations (millions)	$88.7	$82.1	$67.5

Earnings Per Average Common Share from Recurring Operations	$1.88	$1.77	$1.47

     Interest Expense. During fiscal year 2001, interest expense rose by $6.3 million primarily because of an increase in the average balance of total debt outstanding and a lower Allowance for Funds Used During Construction (AFUDC), tempered by lower short-term interest rates. Long-term debt was principally used to fund the utility segment’s ongoing construction program to support customer growth and replace facilities of existing customers. Additional short-term debt issued during fiscal year 2001 was used to fund a higher volume and cost of storage gas balances, increased customer accounts receivable, and higher levels of unrecovered gas costs as compared with fiscal year 2000.

Regulated Utility Operating Results

     This section describes the detailed results of the company’s consolidated regulated utility operations in the District of Columbia, Maryland, Virginia and West Virginia. During fiscal years 2001, 2000 and 1999, utility operations contributed $1.82, $1.73 and $1.33, respectively, toward basic and diluted earnings per average common share.

     Utility Net Revenues

     Utility net revenues increased by $58.5 million or 13.2 percent in fiscal year 2001, and increased by $10.9 million or 2.5 percent in fiscal year 2000. The growth in utility net revenues in fiscal year 2001 resulted primarily from a 13.9 percent increase in firm therm deliveries, reflecting 18.6 percent colder weather in fiscal year 2001 and a 3.2 percent rise in customer meters. Firm therm deliveries rose 2.2 percent in fiscal year 2000 as weather in fiscal year 2000 was very similar to fiscal year 1999 and the number of customers increased by 3.5 percent.

     The following table provides the factors contributing to the changes in net revenues between years.

COMPOSITION OF UTILITY NET REVENUE CHANGES

	Increase/(Decrease)
	over Prior Year

(Millions)	2001	2000

Gas Delivered to Firm Customers
Volumes	$47.4	$12.0
Gas Delivered to Interruptible Customers	(1.8)	(1.9)
Other
Rights-of-Way Fees	8.1	—
Other Changes	4.8	0.8

Total	$58.5	$10.9

Gas Delivered to Firm Customers. During fiscal years 2001 and 2000, deliveries to the utility’s firm customers increased by 153.8 million therms and 23.9 million therms, respectively, over the prior year’s results. These increases include therms identified as “Firm” in the Selected Financial and Operations Data on page 20, under the captions “Gas sold and delivered” and “Gas delivered for others.” These increases primarily reflect the impact of colder weather in fiscal year 2001, and the increase in customer meters in both years as mentioned above.

     Winter weather, which typically can cause significant changes in the level of natural gas delivered to firm customers, was colder during the 2001 fiscal year and comparable in fiscal years 2000 and 1999. As a result, winter weather had a significant impact on the changes in firm therm deliveries in fiscal year 2001. Increased gas prices drove utility revenues up sharply in fiscal year 2001. However, since the regulated utility passes the cost of the natural gas commodity onto customers without a mark-up, rising gas prices during fiscal year 2001, did not affect the regulated utility’s net revenue.

     The regulated utility’s rates are based on normal winter weather and none of the tariffs for the jurisdictions in which it operates include a weather normalization provision. However, the regulated utility does have declining block rates in its Maryland and Virginia jurisdictions that reduce the impact that deviations from normal winter weather have on net revenues.

Gas Delivered to Interruptible Customers. Deliveries to interruptible customers during fiscal year 2001 decreased by 27.6 million therms or 9.5 percent from the fiscal year 2000 level, which resulted in a $1.8 million decline in net revenues from interruptible customers. The decline reflects a number of interruptible customers who have elected to switch to firm service or customers who have found alternate energy sources as a result of the relatively high cost of natural gas experienced during the winter of fiscal year 2001.

     Deliveries to interruptible customers in fiscal year 2000 decreased by 30.5 million therms or 9.5 percent from fiscal year 1999 levels. This decrease reflects the absence of 8.1 million retail therm sales and deliveries to the regulated utility’s former West Virginia operations and a brief planned interruption associated with the change-over to year 2000. As in fiscal year 2001, a number of interruptible customers elected to switch to firm service in fiscal year 2001.

Other. The “Other” net revenue category includes: 1) rights-of-way fees; 2) amounts generated from optimizing the value of the company’s contractual assets for transportation and storage of natural gas on the interstate pipelines; 3) wholesale deliveries to the current owner of the company’s former West Virginia utility operation; and 4) miscellaneous other operating revenues that are not associated with the volume of gas sold.

     Other net revenues increased by $12.9 million during fiscal year 2001 and $0.8 million during fiscal year 2000, over the preceding years’ results. Included in the increase in net revenues in fiscal year 2001 over 2000 are $8.1 million of revenues the utility is collecting from newly-enacted rights-of-way fees in the District of Columbia and increased proceeds from asset optimization agreements of $1.4 million. The regulated utility is allowed recovery of the rights-of-way fees from its customers and therefore these fees do not affect net income.

     The regulated utility sells and/or delivers natural gas for use at two electric generation facilities in Maryland, which are each owned by separate companies independent of Washington Gas. Variations in the volumes of deliveries to these two customers have little impact on the regulated utility’s net revenues and net income because of a margin-sharing arrangement in Maryland. Under that arrangement, the regulated utility calculates the gross margins, less related expenses, and the cost to recover the regulated utility’s investment in the facilities constructed to serve these two customers. Most of the remaining gross margins from these customers are used to reduce firm customers’ rates. During fiscal years 2001 and 2000, deliveries to these customers decreased by 46.0 million therms (21.7 percent) and increased by 82.2 therms (63.4 percent), respectively. During fiscal year 2000, one of these customers had an operational problem that precluded it from receiving delivery of alternate fossil fuels it typically includes in its generation mix. That operational problem was corrected early in fiscal year 2001 and, therefore, deliveries in 2001 returned to more normal levels.

Cost of Gas. The regulated utility’s cost of natural gas includes both fixed and variable components. The regulated utility pays the fixed costs or “demand charges” to pipeline companies for system capacity needed to transport and store natural gas. The regulated utility pays the variable costs, or the cost of the natural gas commodity itself, to natural gas producers. Variations in the regulated utility’s cost of gas expense result from changes in gas sales volumes, the price of the gas purchased and the level of gas costs collected through the operation of firm gas cost recovery mechanisms. Under these regulated recovery mechanisms, the regulated utility defers the difference between the firm gas costs it pays and the gas costs recovered from customers. In subsequent periods, the regulated utility recovers from, or refunds to, customers any differences. Therefore, increases or decreases in the cost of gas associated with sales made to firm customers have no effect on net revenues and net income.

     The regulated utility’s average cost of gas on a per therm basis, excluding the cost and related volumes applicable to sales made outside of the regulated utility’s service territory, increased to 74.76¢ in fiscal year 2001 from 42.29¢ in fiscal year 2000. The increase reflects higher commodity gas prices in the current year associated with the greater demand caused by the extremely cold weather. The commodity cost of gas invoiced to the regulated utility and included in these levels, was 62.03¢ and 31.71¢ per therm for fiscal years 2001 and 2000, respectively.

     The regulated utility’s average cost of gas on a per therm basis increased to 42.29¢ per therm in fiscal year 2000 from 36.43¢ in fiscal year 1999. The increase in 2000 primarily reflects moderately higher commodity gas prices in fiscal year 2000 compared to fiscal year 1999. The average commodity cost of gas invoiced to the regulated utility in fiscal year 2000 also increased to 31.71¢ from 23.40¢ per therm in fiscal year 1999 because of higher commodity gas prices.

     Other Utility Operating Expenses

     Operation and maintenance expenses increased $17.0 million or 9.6 percent in fiscal year 2001 and decreased $23.7 million or 11.8 percent in fiscal year 2000 from the prior years’ results. The increase in operation and maintenance expenses in fiscal year 2001 reduced earnings per average common share by $0.22 over fiscal year 2000 and increased earnings per average common share by $0.31 in fiscal year 2000 as compared to fiscal year 1999.

     The following table summarizes the major factors that contributed to the changes in operation and maintenance expenses.

COMPOSITION OF OPERATION AND MAINTENANCE EXPENSE CHANGES

	Increase/(Decrease)
	over Prior Year

(Millions)	2001	2000

Uncollectible Accounts	$10.3	$(3.2)
Operating Unit and Other Expenses (Non-Labor)	7.5	(13.3)
Nonrecurring Reserve for Customer Billing Refunds	1.7	—
Labor and Labor-Related Expenses	1.4	10.0
Pension and Postretirement Medical and
Life Insurance Benefit Expenses	(2.2)	(11.3)
Technological Initiatives	(1.7)	(5.9)

Total	$17.0	$(23.7)

     The allowance for uncollectible accounts, which increased by $10.3 million from fiscal year 2000 to fiscal year 2001, represented over 60 percent of the increase in operation and maintenance expenses. Higher natural gas costs and colder weather in fiscal year 2001 worked in tandem to increase customer bills. Consequently, the provision for uncollectible accounts rose to reflect the impact of higher accounts receivable balances in fiscal year 2001.

     Labor and labor-related expenses increased primarily because of a rise in the amount of employee wages and performance-based incentive awards that were accrued during fiscal year 2001. The number of employees increased in fiscal year 2001 to 1,979 utility employees. The successful investment performance of the company’s pension fund, which is reflected in “Pension and Postretirement Medical and Life Insurance Benefit Expenses,” produced a decrease in operation and maintenance expenses in fiscal year 2001, although not as large as the decline experienced in fiscal year 2000.

     During fiscal year 2000, the regulated utility implemented enhanced resource allocation measures that spanned nearly every aspect of the utility’s operations, including the delivery service, advertising and business development functions. These improvements support the utility’s efforts to maintain high-quality, safe and reliable service. The $13.3 million decrease in “Operating Unit and Other Expenses (Non-Labor)” reflects those improvements. In fiscal year 2001, the regulated utility embarked on several initiatives that caused operating unit expenses to rise. These initiatives were focused on process improvements that enhance utility operations.

     Fiscal year 2001 operation and maintenance expense includes a nonrecurring charge of $1.7 million ($1.0 million after-tax or $0.02 per average common share) to reserve for a potential customer billing refund identified during the year.

     During fiscal years 2001 and 2000, depreciation and amortization rose by $3.2 million (4.9 percent) and $5.6 million (9.3 percent), respectively. The increases reflect additions of $134.9 million and $146.7 million, respectively, to property, plant and equipment that were made to meet continuing customer growth and to upgrade or replace existing facilities and systems. Depreciation and amortization expense in fiscal years 2001, 2000 and 1999 included $4.1 million, $4.1 million, and $1.4 million respectively, of amortization related to the company’s new enterprise-wide software system that was completed in the second half of fiscal year 1999. The regulated utility’s composite depreciation rate was 2.94 percent in both fiscal years 2001 and 2000, compared to 2.93 percent in fiscal year 1999.

     General taxes increased by $10.6 million from fiscal year 2000 to fiscal year 2001. The newly implemented District of Columbia rights-of-way fees, which are being collected in rates, generated most of this increase.

     The Consolidated Statements of Income Taxes on page 46 detail the composition of the change in income tax expense. Notable in the computation of income taxes is the assessment of an income tax on utility operations in Maryland and Virginia effective October 1, 2000 and January 1, 2001, respectively.

Non-Utility Operating Results

     During fiscal years 2001, 2000, and 1999, WGL Holdings reported on three primary unregulated operating segments: 1) retail energy marketing; 2) HVAC; and 3) consumer financing. These segments, plus the impact of other incidental unregulated activities, posted a loss of $0.07 per basic and diluted average common share in fiscal year 2001, and contributed $0.06 and $0.13 per basic and diluted average common share in fiscal years 2000 and 1999, respectively. These results include a $3.9 million non-recurring permanent impairment provision for residential HVAC in fiscal year 2001 and $1.2 million and $1.8 million of nonrecurring after-tax gains from the sales of minor non-utility assets in fiscal years 2000 and 1999, respectively (see Note 3 to the Consolidated Financial Statements). Excluding the effect of these and other items, the unregulated segments contributed $0.01, $0.04, and $0.10, of basic and diluted earnings per average common share in fiscal years 2001, 2000, and 1999, respectively.

     The following table shows the composition of the changes in revenue for these non-utility operating segments.

COMPOSITION OF NON-UTILITY REVENUE CHANGES

	Increase/(Decrease)
	over Prior Year

(Millions)	2001	2000

Retail Energy Marketing	$252.5	$62.8
HVAC (Commercial)	22.8	16.3
Consumer Financing	0.1	(0.8)
Other Non-Utility	(0.4)	(0.3)

Total	$275.0	$78.0

     The following discussion describes the results of operations for each of the three reported non-utility segments.

Retail Energy Marketing. The company’s retail energy marketing subsidiary, WGEServices comprises the company’s retail energy marketing segment. Established in 1997, WGEServices sells natural gas on an unregulated competitive basis directly to residential, commercial and industrial customers and, beginning in fiscal year 2001, also sells electricity in competition with electricity marketers.

     Revenues for this segment have grown over the past three years and were $419.2 million, $166.7 million, and $103.9 million in fiscal years 2001, 2000 and 1999, respectively. The retail energy marketing segment expanded its gas customer base by 1,100 customers to 125,000 over the prior year and provided electricity to 44,000 new customers. WGEServices has experienced a steady increase in the volume of gas it sold, with 52.7 billion cubic feet (bcf) sold in fiscal year 2001, 45.6 bcf in fiscal year 2000, and 34.3 bcf in fiscal year 1999. In addition to gas sales, WGEServices also sold 1.9 billion kilowatt hours of electricity in its initial year of sales. WGEServices’ aggressive marketing strategies, the growing participation of customers in various customer choice pilot programs, and its initial entry into electricity sales generated the significant growth in WGEServices’ revenues, customer base and volumes sold.

     Net loss from the retail energy marketing segment was $1.6 million in fiscal year 2001, compared to net income of $0.5 million in fiscal year 2000, and net income of $1.6 million in fiscal year 1999. In fiscal year 2001, WGEServices made its initial entry into the retail electricity markets and as a result incurred significant expenses to acquire the 44,000 new customers. The fiscal year 2001 net loss also reflects a natural gas market with rising gas prices during the early part of the year. Since WGEServices sells natural gas at a constant price over the term of its contracts, the shape of the forward price curve for natural gas purchases will cause gross margins to widen and narrow over time. As gas prices rise, WGEServices generates narrower margins as it locks in customer sales and matches them with purchased volumes. Conversely, in periods of declining gas prices, such as fiscal year 1999, WGEServices was able to lock in higher margins. Electricity is purchased under a full requirements contract from the owner of several large power plants located near the company’s retail electric customers. Gross margins were positive in all periods, with the level of marketing expenses significantly affecting comparative net income.

HVAC. Two subsidiaries, ACI and WGESystems, which offer large-scale HVAC installations and related services to commercial and government customers, are included in the company’s primary HVAC activities. In addition, the company has a 50 percent equity investment in Primary Investors, a limited liability company that focuses on investments in companies that provide products and services to residential and light commercial HVAC customers (see Note 3 to the Consolidated Financial Statements).

     Revenues from commercial HVAC activities were $70.3 million in fiscal year 2001, growing 48 percent from the prior year. The growth was the result of an increase in the number and size of commercial design and build projects, primarily for two major customers. Revenues from these two major customers collectively represented 84.5 percent of total revenue for fiscal year 2001 and 41.1 percent for fiscal year 2000. Revenues for fiscal year 2002 from these two customers are expected to decline from fiscal year 2001 levels. In fiscal year 2000, revenues from commercial HVAC activities were $47.5 million reflecting an increase of $16.3 million or 52.1 percent over fiscal year 1999 results. Net income from commercial HVAC activities was $5.0 million in fiscal year 2001 and contributed $0.11 to earnings per average common share. Net income increased from $1.2 million in fiscal year 1999 to $3.2 million in fiscal year 2000, reflecting continued attractive revenue growth combined with controlled costs.

     The company’s 50-percent equity investment in Primary Investors resulted in a $2.2 million after-tax loss from operations (excluding the $3.9 million permanent impairment provision discussed below) in fiscal year 2001, a $1.7 million after-tax loss in fiscal year 2000, and a negligible loss in fiscal year 1999. In September 2001, management recorded a $3.9 million non-cash permanent impairment provision based on Primary Investors operating results since its inception and its outlook for the future. The company, along with its co-investor, Thayer Capital Partners, has initiated several measures to attempt to turnaround this investment, including the retention of a new senior management team. The net loss incurred by Primary Investors during fiscal year 2001 was mostly due to insufficient sales levels and its inability to fully realize the integration synergies of its nine acquired companies. The company anticipates future reductions in selling, general and administrative expenses as a result of recent initiatives. Key success factors for Primary Investors will include its ability to raise the level of its sales consistent with expectations while delivering on anticipated efficiencies from process improvements and integration. The net loss incurred by Primary Investors during fiscal year 2000 resulted from a relatively high level of integration costs, combined with cool summer weather that lowered the demand for HVAC products and services. Through September 30, 2001, WGL Holdings had invested $19.3 million in Primary Investors and its remaining investment using the equity method of accounting is $12.6 million, including $1.8 million of recorded income tax benefits.

Consumer Financing. This business segment offered financing for residential and small commercial customers to purchase gas appliances and other energy-related equipment. The consumer financing segment sold, with recourse, receivables that resulted from these financing arrangements to financial institutions.

     In August 2001, the company determined that the consumer financing segment could not meet its business objectives and thus ceased the procurement of any new loans. It continues to service existing loans and maintains a minimal staff to oversee this function. Although revenue increased by 3 percent from the prior year, the segment posted a $0.6 million net loss, which includes severance-related expenses for exiting employees as well as an increased provision for uncollectible accounts. In fiscal year 2000, net income from this segment was $0.8 million compared to $1.7 million in fiscal year 1999, reflecting a lower volume of contracts sold by the company to financial institutions, in addition to an increase in interest rates charged by those financial institutions compared to the prior year.

Interest Expense

     Total interest expense increased by $6.3 million or 14.3 percent in fiscal year 2001 and $6.8 million or 18.3 percent in fiscal year 2000. Approximately 95 percent of interest expense is applicable to utility segment operations. The following table shows the components of the changes in interest expense between years.

COMPOSITION OF INTEREST EXPENSE CHANGES

	Increase/(Decrease)
	from Prior Year

(Millions)	2001	2000

Long-Term Debt	$5.2	$1.4
Short-Term Debt	0.8	4.8
Other	0.3	0.6

Total	$6.3	$6.8

Long-Term Debt. The $5.2 million increase in interest expense on long-term debt during fiscal year 2001 reflects a $78.6 million increase in the average balance of long-term debt outstanding, and a 0.01 percentage point increase in the weighted-average cost of such debt. The $1.4 million increase in interest expense on long-term debt during fiscal year 2000 primarily resulted from a $20.3 million increase in the average balance of long-term debt outstanding, partially offset by a 0.16 percentage point decline in the weighted-average cost of such debt. The retirement of $43.0 million of First Mortgage Bonds at a weighted-average interest rate of 8.74 percent during fiscal year 1999, partially offset by the issuance of $53.0 million in Medium-Term Notes (MTNs) at a weighted-average rate of 7.56 percent during fiscal year 2000, was the primary reason for the decline in the average long-term debt cost during fiscal year 2000. The embedded cost of long-term debt was 6.8 percent, 6.9 percent and 6.8 percent at September 30, 2001, 2000 and 1999, respectively.

Short-Term Debt. The $0.8 million increase in interest expense on short-term debt during fiscal year 2001 reflects a $26.2 million increase in the average balance of short-term debt outstanding, partially offset by a 0.60 percentage point decrease in the weighted-average cost of such debt. The $4.8 million increase in interest expense on short-term debt during fiscal year 2000 results from a $70.5 million rise in the average balance of short-term debt and a 0.89 percentage point increase in the weighted-average cost of such debt. See “Short-Term Cash Requirements and Related Financing” for a discussion of fluctuations in short-term debt balances.

Other. Other interest expense increased $0.3 million during fiscal year 2001 and $0.6 million during fiscal year 2000, due primarily to a decrease in the accrual for AFUDC. The decreased accrual for AFUDC reflects a decline in average construction work in progress due to the completion of a number of capital projects during each of the fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

     The company has a goal to maintain its common equity ratio in the mid-50 percent range of total consolidated capital. In addition, the company has a general policy to reduce short-term debt balances in the spring, because a significant portion of the company’s current assets are converted into cash at the end of the heating season. Accomplishing these objectives and maintaining sufficient cash flow are necessary to preserve the company’s and its regulated utility subsidiary’s credit ratings and to allow access to capital at relatively low costs. At September 30, 2001, total consolidated capitalization, including current maturities of long-term debt, was comprised of 54.4 percent common equity, 1.9 percent preferred stock and 43.7 percent long-term debt.

Short-Term Cash Requirements and Related Financing

     The regulated utility’s business is weather-sensitive and seasonal. In fiscal year 2001, approximately 78 percent of the total therms delivered in the regulated utility’s franchise area (excluding deliveries to two electric generation facilities) were made in the first and second fiscal quarters. This weather sensitivity causes short-term cash requirements to vary significantly during the year. Cash requirements peak in the fall and winter months when accounts receivable, accrued utility revenues and storage gas inventories are at their highest levels. After the winter heating season, these assets convert into cash, which the company generally uses to reduce short-term debt and acquire storage gas for the next heating season.

     Storage gas represents gas purchased from producers and is primarily stored in facilities owned by interstate pipelines. Both the regulated utility and the retail energy marketing segment maintain storage gas inventory. The regulated utility generally pays for storage gas between heating seasons and withdraws it during the heating season. Significant variations in storage balances at September 30, are usually caused by the price paid to producers and marketers, which is a function of short-term market fluctuations in gas costs. For the regulated utility such costs are a component of the cost of gas recovered from customers. In addition, the regulated utility is able to reflect changes in carrying costs related to the level of storage gas inventory in the amount it recovers from its customers in two of the three jurisdictions in which it operates.

     Variations in the timing of collections of gas costs under the regulated utility’s gas cost recovery mechanisms and the level of refunds from pipeline companies that will be returned to customers can significantly affect short-term cash requirements. At September 30, 2001, the regulated utility had a $56.9 million net under-collection of gas costs, compared to a $3.3 million net over-collection at September 30, 2000. The company reflects the amounts under-collected and over-collected in the captions “Gas costs due from customers” and “Gas costs due to customers”, respectively in the Consolidated Balance Sheets. The change from the prior year is primarily due to the significant increase in the cost of gas which the regulated utility was unable to pass on to its customers on a timely basis in fiscal year 2001. Most of the current balance will be collected from, or returned to, customers in fiscal year 2002. At September 30, 2001, and 2000, refunds received from pipelines that are being returned to the regulated utility’s customers were not material.

     The company uses short-term debt in the form of commercial paper and unsecured short-term bank loans to fund seasonal requirements. Alternate sources at September 30, 2001, include unsecured lines of credit, some of which are seasonal, a $240 million revolving credit agreement for Washington Gas Light Company and a $50 million revolving credit agreement for WGL Holdings, each maintained with a group of banks. The company can activate these financing options to support or replace its commercial paper. Note 4 to the Consolidated Financial Statements includes additional information regarding the company’s short-term borrowing capabilities.

     At September 30, 2001, the company had notes payable outstanding of $134.1 million, compared to $161.4 million outstanding at September 30, 2000. The decrease in notes payable from the prior year was primarily due to the company’s application of proceeds from the issuance of $52.7 million of common stock in June 2001. The decrease was partially offset by the financing of the previously mentioned $56.9 million net under collection of gas costs and a larger customer accounts receivable balance. At September 30, 2001, current maturities of long-term debt were $48.2 million.

Long-Term Cash Requirements and Related Financing

     The company’s long-term cash requirements primarily depend upon the level of capital expenditures, long-term debt maturity requirements and decisions to refinance long-term debt. The company devotes the majority of its capital expenditures to adding new regulated utility customers in its existing service area. At September 30, 2001, Washington Gas was authorized to issue up to $250 million of long-term debt over approximately two years under an existing shelf registration. Note 5 to the Consolidated Financial Statements further discusses the nature of the company’s long-term debt.

Cash Flow from Operating Activities. In fiscal year 2001, net cash provided by operating activities was $80.0 million compared to $87.2 million in fiscal year 2000. This change primarily reflects increased amounts needed to fund a significant rise in gas costs due from customers, an increase in other prepayments and a reduction in accounts payable. Partially offsetting these uses of cash in fiscal year 2001 was a $32.6 million increase in net income, adjusted for non-cash items, and a decrease in cash used to fund storage gas inventories.

     In fiscal year 2000, net cash provided by operating activities was $87.2 million compared to $151.4 million in fiscal year 1999. This change primarily reflects increased amounts needed to fund higher levels of customer accounts receivable, accrued utility revenues and storage gas inventories. Partially offsetting these uses of cash in fiscal year 2000 was a $16.6 million increase in net income, adjusted for non-cash items, and an increase in the level of accounts payable related primarily to gas cost increases.

Cash Flow from Financing Activities. During fiscal year 2001, the issuance of 2,038,500 shares of common stock, a 4.4 percent increase, generated $52.7 million. The company is using the proceeds for general corporate purposes of the regulated utility including capital expenditures and working capital requirements.

     Since August 1999, all stock required for the Dividend Reinvestment Plan (DRP) and Employee Savings Plans has been acquired from open market purchases. Thus, the DRP and Employee Savings Plans were not a source of funds during fiscal year 2000. In fiscal year 1999, the company raised $64.3 million from the issuance of common stock, which included 2.3 million shares, or $55.7 million, from a secondary issuance. The following table shows the issuance and retirement of long-term debt that occurred during fiscal years 2001, 2000 and 1999. For additional information regarding this debt issuance, see Note 5 to the Consolidated Financial Statements.

LONG-TERM DEBT ACTIVITY

	2001		2000		1999

(Millions, except	Interest		Interest		Interest
percentages)	Rate	Amount	Rate	Amount	Rate	Amount

First Mortgage Bonds
Retired	—	$—	—	$—	8.63 – 8.75%	$(43.0)
Medium-Term Notes
Issued	6.64 – 7.31%	55.0	7.45 - 7.70%	53.0	5.49 – 6.92%	75.0
Retired	—	—	—	—	6.50 – 7.97%	(21.7)
Project Financing (Net)	7.2 – 8.6%	16.3	7.44 – 7.70%	1.7	7.44 – 7.70%	5.3
Other	Various	(0.1)	Various	(0.9)	Various	(1.0)

Total		$71.2		$53.8		$14.6

     The dividends paid by on common stock by the company during fiscal year 2001 increased by $1.6 million over fiscal year 2000 due primarily to the issuance of approximately 2.0 million shares of common stock in June 2001 (see Note 6 to the Consolidated Financial Statements) and a $0.02 increase per common share paid during the current fiscal year.

Cash Flow from Investing Activities. Capital expenditures for fiscal years 2001, 2000 and 1999 totaled $130.2 million, $124.1 million and $158.7 million, respectively. Investments in new business construction, which include amounts invested to convert customers from other energy sources, result in the capacity to deliver additional therms. During fiscal years 2001, 2000 and 1999, capital expenditures for new business equaled $79.5 million, $75.6 million and $83.6 million, respectively, which represented 61.1 percent, 60.9 percent and 52.7 percent of each year’s respective total capital expenditures. In addition, the company made equity investments in Primary Investors of $1.0 million, $10.8 million and $7.5 million in fiscal years 2001, 2000 and 1999, respectively.

     During fiscal year 2000, the company received $0.7 million, from the sales of minor non-utility investments. In fiscal year 1999, the company received $16.6 million from the sale of both utility and non-utility assets.

     During fiscal year 2001, the sum of net income and non-cash charges, less dividends on common stock totaled $128.3 million, representing 97.7 percent of capital expenditures and investments. For fiscal years 2000 and 1999, respectively, the sum of net income and non-cash charges, less dividends on common stock, totaled $97.3 million and $82.5 million and represented 72.2 percent and 49.7 percent of capital expenditures plus investments.

Sales of Accounts Receivable

     During fiscal year 2001, the company augmented cash flow by selling $19.2 million of certain non-utility accounts receivable from its consumer financing segment to commercial banks. Similar sales of non-utility accounts receivable in fiscal years 2000 and 1999 amounted to $23.9 million and $28.6 million, respectively. For further discussion of the company’s sales of non-utility accounts receivable, see Note 13 to the Consolidated Financial Statements.

Long-Term Debt Maturities

     Note 5 to the Consolidated Financial Statements describes the maturities on long-term debt for the ensuing five-year period.

Security Ratings

     The table below shows the ratings on both WGL Holdings and Washington Gas outstanding debt instruments at September 30, 2001.

	WGL Holdings, Inc.		Washington Gas

Unsecured Medium
	Term Notes		Unsecured Medium
Rating Service	(Indicative)	Commercial Paper	Term Notes	Commercial Paper

Fitch, Inc.	A+	F1	AA-	F1+
Moody’s Investors Service	*	P-1	Aa2	P-1
Standard & Poor’s Corporation	AA-	A-1+	AA-	A-1+

*Unpublished

Capital Expenditures

     The following table shows the company’s actual capital expenditures for fiscal years 1999, 2000 and 2001 and projected capital expenditures for fiscal years 2002 through 2006. This table excludes the company’s investment in Primary Investors of $1.0 million in fiscal year 2001, $10.8 million in fiscal year 2000 and $7.5 million in fiscal year 1999, as well as the commitment to invest up to $5.7 million of additional funds in Primary Investors in the future. The company believes that the combination of available internal and external sources of funds will be adequate to meet its requirements.

CAPITAL EXPENDITURES

	Actual			Projected

(Millions)	1999	2000	2001	2002	2003	2004	2005	2006	Total

New Business	$83.6	$75.6	$79.5	$77.0	$72.6	$73.0	$74.2	$70.3	$367.1
Replacements	37.5	27.1	33.6	35.4	34.2	35.0	35.9	36.7	177.2
Other	37.6	21.4	17.1	32.6	21.2	8.7	9.1	8.4	80.0

Total	$158.7	$124.1	$130.2	$145.0	$128.0	$116.7	$119.2	$115.4	$624.3

COMPETITION

Competition With Other Energy Products

     In its core business, the company’s regulated utility subsidiary, Washington Gas, faces competition based on customers’ preferences for natural gas compared to other energy products and the comparative prices of those products. Currently, the most significant product competition occurs between natural gas and electricity in the residential market. The residential market generates a substantial proportion of the regulated utility’s net income. In its service territory, Washington Gas continues to attract the majority of the new residential construction market. The company believes that consumers’ continuing preference for natural gas allows Washington Gas to maintain a strong presence.

     Historically, the regulated utility has generally maintained a price advantage over electricity in its service area. Increases in the price of the natural gas commodity during the winter of fiscal year 2001 altered this situation somewhat. However, by the end of fiscal year 2001 natural gas prices have settled to more traditional levels. Furthermore, as discussed below, restructuring in both the natural gas and electric industries is leading to changes in traditional pricing models. As part of the electric industry restructuring effort, certain business segments are moving toward market-based pricing, with third-party marketers of electricity participating in retail markets. Electric industry restructuring may result in lower comparative pricing for electric service and other alternative energy sources, including natural gas. These changes will result in increased competition for the regulated utility.

     In the interruptible market, the regulated utility’s customers must be capable of using a fuel other than natural gas when demand by the regulated utility’s firm customers peaks. Fuel oil is the most significant competing energy alternative to natural gas. The regulated utility’s success in this market depends largely on the relationship between gas and oil prices. Because the supply of natural gas is primarily derived from domestic sources, the relationship between supply and demand generally has the greatest impact on natural gas prices. As a large portion of oil comes from foreign sources, political events can have significant influences on oil supplies and accordingly, oil prices.

Deregulation

     In each of the jurisdictions (Maryland, Virginia and the District of Columbia) served by the company’s regulated utility, regulators and utilities have implemented customer choice programs. These programs provide customers with an opportunity to choose to purchase their natural gas and/or electric commodity from third-party marketers, rather than purchasing these commodities as part of a bundled service from the local utility. When customers choose to purchase their natural gas commodity from a third-party marketer, there is no impact on the regulated utility’s net revenues or net income because Washington Gas passes the cost of gas to customers without any mark-up. However, these customer choice programs provide unregulated third-party marketers, such as WGEServices, with opportunities to profit from the sale of the natural gas commodity or electricity in competitive markets through energy sales to an expanding customer base. Participating in this rapidly evolving marketplace also poses new risks and challenges discussed below that must be addressed in the company’s current and future strategies.

The Natural Gas Delivery Function

     The natural gas delivery function, the company’s regulated utility’s core business, continues to be regulated by local regulatory commissions. In developing this core business, Washington Gas has invested over $2.3 billion to construct a safe, reliable and economical natural gas distribution system. Because of the high costs and important safety and environmental considerations associated with building and operating a duplicate distribution system, societal interests will continue to prefer allowing only one owner and operator of a natural gas distribution system per franchise area for the foreseeable future. The nature of Washington

Gas’s customer base and the distance of most customers from interstate pipelines mitigate the threat of bypass of its facilities by other potential delivery service providers.

     Washington Gas expects that local regulatory commissions will continue to set the prices and terms for delivery service that give it an opportunity to earn a fair rate of return on the capital invested in its distribution system and to recover reasonable operating expenses. Washington Gas plans to continue constructing, operating and maintaining its natural gas distribution system.

     The company does not foresee any near-term changes in the regulated utility’s risk profile.

The Merchant Function and Natural Gas Unbundling

     The implementation of customer choice programs for natural gas customers is well underway in Maryland, Virginia and the District of Columbia. Currently, over half of the customers served by Washington Gas are eligible to participate in customer choice programs and the company expects that these programs will fully encompass all customers in its service territory by January 1, 2002. Out of the more than 704,000 customers eligible to participate in these programs at September 30, 2001, nearly 154,000 customers purchase their natural gas commodity from unregulated third-party marketers.

     Ultimately, the company recognizes the regulated utility may play a smaller role in the merchant function and may eventually exit the merchant function should all customers buy natural gas from unregulated marketers. During this transition period, the company continues to fulfill certain obligations under long-term contracts to purchase natural gas from producers and transportation capacity from interstate pipeline companies (see Note 13 to the Consolidated Financial Statements). Accordingly, the company’s strategy focuses on recovering contractual costs and maximizing the value of contractual assets.

     Currently, the regulated utility includes the cost of the natural gas commodity and pipeline services in the purchased gas costs that it includes in firm customers’ rates, subject to regulatory review. Washington Gas’s jurisdictional tariffs contain gas cost mechanisms that provide for the recovery of the actual invoice cost of gas applicable to firm customers. The company believes that its regulated utility prudently entered into its gas contracts and that the costs being incurred should be recoverable from customers. If future unbundling or other initiatives remove the current gas cost recovery provisions, the company’s regulated utility could suffer adverse impacts to the extent it incurs non-competitive gas costs with no other satisfactory regulatory mechanisms available to recover any costs that may exceed market prices. The company’s regulated utility currently has recovery mechanisms for such potentially stranded costs in all jurisdictions.

     Washington Gas actively manages its supply portfolio to ensure that its sales and supply obligations remain balanced. If Washington Gas were to determine that competition or changing regulation would preclude it from recovering these costs in rates, these costs would be charged to expense without any corresponding revenue recovery. If this situation were to occur and depending upon the timing of the occurrence, the impact on the company’s financial position and results of operations would likely be significant. In the event that a regulatory body disallows the recovery of such costs, these costs would be borne by shareholders.

     To minimize its exposure to contracting risks, Washington Gas has mechanisms in its customer choice programs to assign to participating marketers approximately 65 percent of the storage and peak winter capacity resources that were dedicated to serving bundled service customers when those customers elected a third-party marketer. Washington Gas is also updating its forecasts of customer growth and the associated requirements for pipeline transportation, storage and peaking resources. While it is not renewing expiring long-term gas commodity contracts at the present time, it is generally renewing pipeline transportation and storage contracts to meet its forecasts of increased customer gas requirements, and consistent with regulatory mechanisms to provide for or make available such resources to marketers serving customers in the customer choice programs. As the gas commodity contracts expire, Washington Gas enters into flexible short-term purchasing arrangements to meet demand. This strategy mitigates the exposure to long-term commitments beyond minimum Federal Energy Regulatory Commission-approved contracting requirements, while ensuring reliable and competitively priced gas for customers that continue to buy the natural gas commodity from the regulated utility.

     To maximize the value of its contractual assets, the regulated utility has entered into contracts with unregulated marketers that make use of its firm storage and transportation rights to meet thecity gate delivery needs and to make off-system sales when such storage and transportation rights are underutilized. The regulated utility continues to pay the fixed charges associated with the firm storage and transportation contracts used to make sales.

     As the local distribution company’s role in the merchant function decreases over time, opportunities emerge for unregulated natural gas providers. In the deregulated marketplace, third-party marketers have profit-making opportunities, but also assume the risk of loss.

     Recognizing the opportunities presented by competition, the company established WGEServices, an unregulated retail energy marketing subsidiary in 1997. WGEServices now markets both natural gas and electricity to residential, commercial and industrial customers both inside and outside of the Washington Gas service area. To date, WGEServices has grown to nearly 125,000 natural gas customers and 44,000 electric customers. WGEServices’ gross revenues in fiscal years 2001 and 2000, which include both sales of natural gas and electricity, were $419.2 million and $166.7 million, respectively. WGEServices had net income of $0.5 million in fiscal year 2000 but incurred a net loss of $1.5 million in fiscal year 2001 due mainly to the acquisition costs associated with deriving new electricity customers. The company believes that customer choice programs may continue to expand customers’ selection of WGEServices as a service provider.

     The regulatory process tends to stabilize rates and revenues of the regulated utility. However, there can be significant volatility for unregulated third-party marketers, such as WGEServices. Thus, while WGEServices has a significant potential for continued growth, it must carefully manage risks in a volatile commodity market.

     WGEServices competes with other third-party marketers to sell the unregulated natural gas commodity to customers. Marketers of the natural gas commodity compete largely on price and gross margins are relatively small. Furthermore, as with any startup operation, customer acquisition costs are high. Consequently, operating margins for WGEServices are lower than those earned by the regulated utility.

     In addition, WGEServices faces supply-side risks. To minimize its supply-side risks, WGEServices’ strategy is to manage its natural gas contract portfolio in a manner that closely aligns the volumes of gas it purchases with firm commitments from customers to purchase this gas and enter into transactions to moderate gas supply cost volatility. WGEServices purchases its gas from a number of wholesale suppliers in order to avoid relying on any single provider for its natural gas supply. Additionally, WGEServices maintains gas storage inventory to meet daily and monthly fluctuations in demand caused by variations in normal weather. Similarly, WGEServices’ dependency on any one customer or group of customers is limited. Beginning in fiscal year 2002, WGEServices has entered into derivative contracts in order to balance it sales commitments with the amount of gas it must purchase to satisfy those commitments. WGEServices has a risk management policy in place and periodically reassesses its policy to determine its adequacy to mitigate risks in changing markets.

Electric Unbundling

     Customer choice programs are not unique to the natural gas industry. Choice for electric customers has been implemented or will be implemented in each jurisdiction in which the regulated utility operates. Similar to the natural gas industry, participants in these programs can choose either to continue purchasing bundled electricity service from their local electric distribution utility or to purchase electricity from a third-party marketer.

     In anticipation of the opportunities to sell electricity in jurisdictions that have implemented customer choice programs, WGEServices entered into a master purchase and sale agreement in April 2000 with a wholesale energy marketer. Under the agreement, as WGEServices identifies profitable opportunities, it purchases electric energy, capacity and certain ancillary services from the wholesaler for resale to retail electricity customers. In each jurisdiction that has introduced customer choice programs, WGEServices evaluates the associated profit potential and other strategic factors.

     In 2001, WGEServices significantly expanded its efforts to market electricity and enroll customers. During fiscal year September 2001, the company enrolled 44,000 retail electricity customers in Maryland and the District of Columbia. In addition, during fiscal year 2001 WGEServices began supplying electricity to Montgomery County, Maryland government agencies under a $33.5 million, 18-month contract and to the Washington Metropolitan Area Transit Authority (Metro) under a $16.0 million, two year contract to supply electricity to all Metro facilities in the District of Columbia and Maryland. WGEServices was also awarded a $125 million contract to supply electricity to 47 large federal facilities in the District of Columbia and suburban Maryland for up to three and one-half years. Total electricity revenues in fiscal year 2001 were $98.4 million on deliveries of 1.9 billion kilowatt hours of electricity.

Potential for Further Unbundling

     Currently, the company’s regulated utility provides customer services, such as preparing bills, reading meters and responding to customer inquiries, as part of its core utility function. Unregulated third-party marketers have the option to assume responsibility for bill preparation and customer collections. In addition to billing and collecting from customers for the natural gas commodity, third-party marketers’ bills may include natural gas delivery charges due the regulated utility, which they subsequently remit to Washington Gas. Although Washington Gas still provides most customer services on a bundled basis, the potential exists for future deregulation initiatives to separate these services from the core utility function. In that case, customers could choose to have unregulated competitors provide these services.

     To remain competitive, the company strives to improve quality and efficiency and to reduce costs with the goal of achieving market-level performance. Accordingly, the company will continue to look for opportunities to profit from further unbundling.

OTHER FACTORS AFFECTING THE COMPANY

Industry Consolidation

     The energy industry has seen a number of consolidations, combinations, disaggregations and other strategic alliances. These changes are being driven, in part, as energy companies seek to offer a broader range of energy services to compete more effectively in attracting and retaining customers. For example, affiliations with other operating utilities could potentially result in economies and synergies and could provide customers with a wider range of energy services. Consolidation will present combining entities with the challenges of remaining focused on the customer and integrating different organizations. Others are discontinuing operations in certain portions of the energy industry or divesting portions of their business and facilities.

     The company, from time-to-time, performs studies and, in some cases, holds discussions regarding utility and energy-related investments and transactions with other companies. The ultimate impact on the company of any such investments and transactions that may occur cannot be determined at this time.

Regulatory Matters

     The regulated utility bases requests for a modification to existing rates on increased investment in plant and equipment, higher operating expenses and the need to earn an adequate return on invested capital. The regulated utility’s base rates did not change in any of its jurisdictions in fiscal year 2001 and have not changed during the past six years, with the exception of a $1.4 million increase in 1998 for the Shenandoah division. The following table summarizes major rate applications and results.

SUMMARY OF MAJOR RATE APPLICATIONS AND RESULTS

			Increase in Annual Revenues
		Test Year	(Millions)		Allowed Return
	Effective	12 Months			on Common
Jurisdiction	Date	Ended	Requested	Granted	Equity

Virginia	7/6/90	3/31/90	$7.7	$7.1	13.00%
Maryland	8/1/93	12/31/92	26.2	10.6	a/
District of Columbia	10/19/93	9/30/92	24.5	4.7	11.50%
District of Columbia	8/1/94	9/30/93	17.3	6.4	b/
Virginia	9/27/94	12/31/93	15.7	6.8	11.50%
Maryland	12/1/94	3/31/94	17.6	7.4	a/

a/Rates were implemented as a result of a settlement agreement. The return on equity indicated in the order of 11.5 percent was not utilized to establish rates.

b/Application was settled without stipulating the return on common equity.

     Since its last base rate proceedings in 1994, Washington Gas has successfully maintained a balance between efficient management of resources and the increased costs of doing business. To support the addition of over 175,000 new utility customers since 1994, the regulated utility’s net investment in property, plant and equipment increased 50 percent, or $500 million, while distribution rates remained unchanged. Throughout the same period Washington Gas was able to reduce the level of its operations and maintenance expenses by 14 percent, or $30 million, between fiscal year 1994 and fiscal year 2000. These expense savings were combined with effective deployment of capital to serve new customers.

     In addition to serving a customer base that is 24 percent larger, Washington Gas now operates in a more expensive environment. During these past seven years, inflation, as measured by the consumer price index, rose 19 percent. To continue to deliver the competitive returns for shareholders and the high-quality distribution service necessary to support economic growth, Washington Gas has determined it is necessary to file for increased rates in each of its jurisdictions.

     As discussed further below under the caption District of Columbia Regulatory Matters, Washington Gas requested a rate increase for gas distribution in the District of Columbia in June 2001. The proposed $16.3 million increase, 6.8 percent of overall annual revenues in the District of Columbia, includes funding to recover increased costs for construction activities required by local government. The request also includes a 12.25 percent return on equity, coupled with an incentive rate plan.

     In addition to the filing made in fiscal year 2001 in the District of Columbia, Washington Gas will likely file requests to increase utility rates in Virginia and Maryland during the spring of 2002. Both of these filings are principally predicated on the increases in the property, plant and equipment that serve the significant customer growth in each jurisdiction.

     Financial results for fiscal year 2002 will likely not reflect any significant effects from these three filings. However, Washington Gas believes each of these cases will be resolved close to the beginning of the winter heating season of fiscal year 2003. The results of any regulatory proceeding cannot be predicted with certainty. The filing of rate cases is an important tool Washington Gas uses to ensure it maintains the proper balance between the interests of its customers and shareholders. As Washington Gas has demonstrated in the past, successful management of the cases is critical to continued financial health of the regulated utility and will be a top priority of this segment in fiscal year 2002.

Incentive Rate Plan

     Washington Gas, announced on March 14, 2001 that it filed a notice of withdrawal with the Public Service Commission of Maryland (PSC of MD) withdrawing its May 17, 1999 Application for authority to implement an incentive rate plan. A new incentive rate plan proposal for the District of Columbia is included in the rate case discussed below. Washington Gas also anticipates including appropriate incentive rate plan proposals in the rate cases that will be filed in Virginia and Maryland during the spring of 2002.

District of Columbia Regulatory Matters

     On February 17, 2000, the District of Columbia’s Office of the People’s Counsel (OPC) filed a complaint with the Public Service Commission of the District of Columbia (PSC of DC) requesting an investigation into the rates and charges of Washington Gas. On February 28, 2000, Washington Gas filed an answer urging the PSC of DC to dismiss the OPC complaint because the OPC’s analysis of the regulated utility’s rates was substantively flawed.

     On March 21, 2001, the PSC of DC issued an Order granting the OPC’s request to initiate an investigation into the reasonableness of Washington Gas’s base rates. The PSC of DC’s Order required Washington Gas to file base rate information no later than ninety (90) days from March 21, 2001. The PSC of DC’s Order did not set a schedule to issue a final order on Washington Gas’s rates.

     On June 19, 2001, Washington Gas filed an application with the PSC of DC to increase rates in the District of Columbia. The request seeks to increase overall annual revenues in the District of Columbia by approximately $16.3 million, or 6.8 percent, based on a proposed return on equity of 12.25 percent. Revenues from District of Columbia operations represent approximately 20 percent of total utility revenues for Washington Gas. Additionally, Washington Gas is proposing an incentive rate plan. The proposed incentive rate plan includes a 50/50 sharing between customers and Washington Gas of weather-normalized District of Columbia regulated earnings above or below a 200 basis point earnings band around the PSC of DC’s authorized return on equity. The incentive rate plan proposes continuing the existing mechanisms for recovery of the actual cost of natural gas incurred by Washington Gas.

     WGL Holdings, Inc. and Washington Gas cannot predict the ultimate outcome of its application and the related investigation that the PSC of DC has ordered. WGL Holdings, Inc. and Washington Gas expect a decision on the base rate case sometime during fiscal year 2002.

Environmental Matters

     The company and its subsidiaries are subject to various laws related to environmental matters, as discussed in Note 12 to the Consolidated Financial Statements.

Accounting for Regulatory Matters

     As the industry continues to address competitive market issues, the cost-of-service regulation used to compensate the company’s regulated utility for the cost of its regulated operations will continue to evolve. Non-traditional ratemaking initiatives and market-based pricing of products and services could have additional financial implications for the company.

     The company’s regulated utility records the results of its regulated activities in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). In certain circumstances, SFAS No. 71 allows entities whose rates are determined by third-party regulators to defer costs as “regulatory” assets in the balance sheet to the extent that the entity expects to recover these costs in future rates. As deregulation and competitive initiatives increasingly impact the company’s regulated utility, however, SFAS No. 71 may no longer apply to all or part of the company’s regulated operations in future years. If this occurs, the company’s regulated utility operations would be subject to the same accounting standards that apply to unregulated entities. In effect, the company’s regulated utility could be required to write off certain regulatory assets that had been deferred in prior period Consolidated Balance Sheets and charge these costs to expenses at the time it determines that the provisions of SFAS No. 71 no longer apply. Note 1 to the Consolidated Financial Statements shows the composition of regulatory assets. While the company believes that SFAS No. 71 continues to apply to its regulated operations, the changing nature of the company’s regulated utility’s business requires it to assess continually the impact of those changes on its accounting policies.

Weather Risk

     On October 30, 2000, Washington Gas, announced that it purchased aweather insurance policy in order to reduce its financial exposure to warm weather during the heating season. The policy has a five-year term beginning October 1, 2000.

     The policy covers one-half of the regulated utility’s estimated net revenue exposure to variations in heatingdegree days (HDDs). The insurance policy defines a heating degree day as the greater of (i) 65 degrees Fahrenheit less the average of the daily high and daily low temperatures in degrees Fahrenheit as measured at Washington Reagan National Airport, or (ii) zero. For insurance policy purposes, neither average temperatures nor HDDs are rounded. Income is provided in a predetermined amount for each such HDD below 3,815 per fiscal year up to a maximum of 515 HDDs, subject to certain limitations. The annual premium under the policy is $4.25 million, and the maximum expense impact in any one year is equal to the after-tax effect of that premium. If the weather in any given year is more than 3.5 percent warmer than 3,815 HDDs, the income provided by the policy will exceed the annual premium. Over the five-year term of the policy, the regulated utility cannot be paid for more than 1,295 HDDs.

     Additionally, if over the five-year term of the policy the HDDs average less than 4,000 per year, the regulated utility will receive a payment of $16.96 million reduced by the effect of certain amounts previously paid on a per HDD basis as described above. The regulated utility has performed extensive simulation analysis that indicates that the annual net cash outlay for the policy (premiums paid less all benefits received) should average $415,000 after income taxes over the five year period. Furthermore, the simulation analysis has demonstrated to an extremely high level of confidence that the 1,295 HDD limit is sufficient for the five-year period. Actual year-by-year net cash outlays may vary due to policy design and actual weather conditions.

     When the regulated utility reports heating degree days, it computes HDDs in a method different from that used for insurance policy purposes. The regulated utility’s method rounds the average of the high and low temperatures to the nearest whole degree prior to subtracting that average from 65 degrees. As a result, for each fiscal year in the five-year policy period, the number of HDDs computed for insurance purposes will almost certainly be greater than the number of HDDs reported by the regulated utility. Therefore, the insurance policy computation will indicate colder weather than the regulated utility’s computation, and the annual benefit received will be lower than might be expected if the regulated utility’s measure of HDDs were used. For example, based on historical analysis, the 3,815 HDD maximum mentioned above would be approximately 3,760 HDDs, or 1.4 percent warmer than normal, when computed using the regulated utility’s method.

     Other Income (Expenses) — Net on the company’s Consolidated Statements of Income includes the policy premium for fiscal year 2001. No payments were received under the policy in fiscal year 2001 because of the weather being 13.1 percent colder than normal. Under the terms of the policy, the regulated utility is able to retain all of the benefits of this colder than normal weather.

Economic Conditions

     The company and its subsidiaries operate in one of the fastest growing regions in the nation. The continued prosperity of this region allowed the company’s regulated utility to expand its regulated delivery service customer base at well over twice the national average during the past five years. In addition, this economy provided a robust market for the company’s non-regulated subsidiaries to market natural gas and other energy-related goods and services. A downturn in the economy of the region in which the company operates, which cannot be predicted with accuracy, would likely adversely affect the company’s ability to grow its regulated utility and other businesses at the same rate they have grown in the past.

Inflation/Deflation

     From time-to-time, the company’s regulated utility seeks approval for rate increases from regulatory commissions to help it cope with the effects of inflation on its capital investment and returns. The most significant impact of inflation is on the company’s regulated utility’s replacement cost of plant and equipment.

While the regulatory commissions having jurisdiction over the company’s regulated utility’s retail rates allow depreciation only on the basis of historical cost to be recovered in rates, the company anticipates that its regulated utility will be allowed to recover the increased costs of its investment and earn a return thereon after replacement of the facilities occurs.

     To the extent the company’s regulated utility experiences a sustained deflationary economic environment, actual returns on invested capital could rise and exceed returns allowed by regulators in previous regulatory proceedings. If this were to occur, it could prompt the initiation of a regulatory review.

Market Risk

     Interest Rate Risk Exposure Related to Other Financial Instruments

     At September 30, 2001, the regulated utility had fixed-rate MTNs and other long-term debt aggregating $584.4 million in principal amount and having a fair value of $610.3 million. Fair value is defined as the present value of the debt securities’ future cash flows discounted at interest rates that reflect market conditions as of September 30, 2001. While these are fixed-rate instruments and, therefore, do not expose the company to the risk of earnings loss due to changes in market interest rates, they are subject to changes in fair value as market interest rates change. A total of $161.0 million, or approximately 26.5 percent of the regulated utility’s outstanding MTNs, have call options that enable the regulated utility to mitigate this market risk through the early redemption of those debt instruments. Likewise, a total of $258.5 million, or 42.5 percent of the regulated utility’s outstanding MTNs, have put options that allow the holders of debt to mitigate market risk through the early redemption of those debt instruments.

     Using sensitivity analyses to measure this market risk exposure, the regulated utility estimates that the fair value of its long-term debt would increase by approximately $20.8 million if interest rates were to decline by 10 percent. The company also estimates that the fair value of its long-term debt would decrease by approximately $19.3 million if interest rates were to increase by 10 percent. In general, such an increase or decrease in fair value would impact earnings and cash flows only if the company were to reacquire all or a portion of these instruments in the open market prior to their maturity.

     Price Risk Related to Retail Energy Marketing Operations

     The company’s subsidiary, WGEServices, markets both natural gas and electricity. In the course of its business, WGEServices makes fixed-price sales commitments to customers and purchases the corresponding physical supplies at fixed prices to lock in margins. WGEServices has exposure to changes in gas prices related to the volumetric differences between the purchase commitments and sales commitments. WGEServices has managed the risk associated with gas price fluctuations by closely matching purchases from suppliers with sales commitments to customers.

     Historically, the responsibility for managing daily demand fluctuations from WGEServices’ customers resulting from variability in weather was assumed by WGL Holdings’ regulated utility subsidiary through the use of its storage and peaking capacity. The regulated utility charged WGEServices a fee for this service.

     Effective April 1, 2001, WGEServices assumed a major portion of the responsibility to deliver the appropriate level of gas to its customers on a daily basis. WGEServices will continue to be able to avail itself of certain peak shaving capacity that the regulated utility provides for a fee and also is acquiring a pro-rata portion of the utility’s storage gas capacity to manage its load. Therefore, variations in demand caused by fluctuations in weather applicable to approximately 50 percent of WGEServices’ annual sales volumes could result in WGEServices having contracted for more or less gas than its customers require on any given day. As a result, WGEServices has modified its risk management and procurement policies to reflect the need to obtain storage capacity and other contractual arrangements to meet the weather-related variability in its demand and to ensure the financial exposure caused by this variability in demand is adequately controlled. As part of managing this exposure WGEServices purchased options after September 30, 2001, in accordance with its risk management policy. The value of these options will be marked-to-market in accordance with the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, beginning in the quarter ended December 31, 2001.

WASHINGTON GAS LIGHT COMPANY

     As discussed on page 2, this Annual Report on Form 10-K includes separate consolidated financial statements for WGL Holdings (pages 41 through 46), as well as for Washington Gas (pages 47 through 52). This section discusses the financial position and results of operations of Washington Gas as of and for the fiscal year ended September 30, 2001. As previously noted, all results for Washington Gas prior to the November 1, 2000 corporate restructuring are reported on a consolidated basis, in accordance with generally accepted accounting principles. The consolidation reflects the results of Washington Gas’s operations, as well as those of its subsidiaries prior to the restructuring. All results of operations reported after the restructuring reflect the financial position and results of Washington Gas alone.

     In many cases, the reasons for the changes in the financial position and results of operations for both WGL Holdings and Washington Gas are essentially the same. In those instances, the reader is referred to the WGL Holdings Management’s Discussion and Analysis of Financial Condition and Results of Operations, which begins on page 21. The following management’s discussion of Washington Gas’s financial position and results of operations only describes those instances in which the reasons for changes in the financial position or results of operations vary significantly from those of WGL Holdings.

RESULTS OF OPERATIONS—FISCAL YEAR ENDED SEPTEMBER 30, 2001

Earnings

     For the year ended September 30, 2001, Washington Gas reported net income applicable to common stock of $84.5 million, a $1.2 million improvement over the results reported for the same period last year. Washington Gas results for the current year are $2.0 million higher than for WGL Holdings because they do not include the overall net loss generated by Washington Gas’s former subsidiaries (including the 50 percent equity investment in Primary Investors) after the November 1, 2000 corporate restructuring, as well as operating expenses incurred by the holding company subsequent to October 31, 2000. In compliance with generally accepted accounting principles, the subsidiary earnings reported after October 1, 2000 were recognized in the consolidated financial statements of WGL Holdings, the new parent company of Washington Gas’s former subsidiaries.

     During fiscal year 2001, utility net revenues increased by $58.5 million over the prior year. The primary reason for the increase was a 13.9 percent increase in firm therm deliveries over the prior year, which reflected an 18.6 percent increase in the number of heating degree days and a 3.2 percent increase in Washington Gas’s customer base. Tempering this increase was an $18.5 million increase in operation and maintenance expenses that primarily included a $10.1 million increase in uncollectible accounts expense. In addition, general taxes incurred by Washington Gas during the year ended September 30, 2001 increased due to a one-time $2.2 million Virginia business license tax adjustment recorded as a result of a tax law restructuring that replaced some taxes with an income tax on utility operations; and the inclusion of $8.1 million for a newly enacted right-of-way fee imposed by the District of Columbia. This fee is recovered currently from customers and has no impact on net income.

Utility Net Revenues

     Operating revenues and cost of gas for the fiscal year ended September 30, 2001, both include offsetting amounts of $12.4 million for system balancing transactions with WGEServices, a subsidiary of Washington Gas before the November 1, 2000 restructuring. These intercompany charges were eliminated on WGL Holdings’ Consolidated Statements of Income. The reasons for the remaining variances in Washington Gas’s utility net revenues are essentially identical to the Utility Segment Net Revenues that are discussed in WGL Holdings’ Management’s Discussion and Analysis.

Other Utility Operating Expenses

     The other utility operating expenses reported by Washington Gas for the year ended September 30, 2001, include $2.5 million of expenses for transactions with Hampshire. These intercompany charges were eliminated on WGL Holdings’ Consolidated Statements of Income. The utility operating expenses reported by Washington Gas exclude $2.1 million of other utility operating expenses incurred by Hampshire subsequent to November 1, 2000. The reasons for the remaining variances in Washington Gas’s other utility operating expenses are essentially identical to Other Utility Operating Expenses discussed in WGL Holdings’ Management’s Discussion and Analysis.

Non-Utility Operating Results

     The non-utility results of operations reported by Washington Gas exclude the results of its former energy marketing and HVAC segments after October 31, 2000. For a complete discussion of the results of these segments for the fiscal years ended September 30, 2001 and 2000 see page 27 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other Income (Expenses)-Net and Interest Expense

     The primary reasons for the changes in Washington Gas’s Other Income (Expenses)-Net and Interest Expense are essentially the same as those described in WGL Holdings’ Management’s Discussion and Analysis.

LIQUIDITY AND CAPITAL RESOURCES

     This section does not differ materially from the disclosure provided in the WGL Holdings Management’s Discussion and Analysis. However, Washington Gas’s investing activities for the fiscal year ended 2001, includes an $11.8 million cash transfer related to the formation of WGL Holdings and the related dividend of the former subsidiaries. Also, as noted previously in this report, in June 2001 Washington Gas’s parent, WGL Holdings, issued 2,038,500 shares to the public generating proceeds to the company of $52.7 million. WGL Holdings infused the entire $52.7 million generated from the sale to Washington Gas as additional contributed capital. This additional contributed capital is being used for general corporate purposes, including capital expenditures and working capital requirements by Washington Gas. Please refer to the Washington Gas Statements of Cash Flows.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK EXPOSURE RELATED TO OTHER FINANCIAL INSTRUMENTS

Information required by this item is included in Item 7 on page 38.

PRICE RISK RELATED TO RETAIL ENERGY MARKETING OPERATIONS

Information required by this item is included in Item 7 on page 38.

ITEM 8.—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WGL HOLDINGS, INC. CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,

(Thousands, Except Per Share Data)	2001	2000	1999

UTILITY OPERATIONS
Operating Revenues (Note 1)	$1,446,456	$1,031,105	$972,120
Less: Cost of gas (Note 1)	904,416	552,579	505,346
Revenue taxes	40,616	35,598	34,793

Utility Net Revenues	501,424	442,928	431,981

Other Operating Expenses
Operation	157,662	146,288	165,605
Maintenance	36,807	31,216	35,624
Depreciation and amortization (Note 1)	68,754	65,514	59,940
General taxes	37,867	27,226	28,125
Loss on sale of utility property (Note 3)	—	—	2,927
Income taxes (See Consolidated Statements of Income Taxes and Note 9)	59,009	47,821	38,689

Utility Other Operating Expenses	360,099	318,065	330,910

Utility Operating Income	141,325	124,863	101,071

NON-UTILITY OPERATIONS
Operating Revenues (Notes 1 and 15)
Retail energy marketing	419,226	166,705	103,851
Heating, ventilating and air conditioning	70,279	47,473	31,208
Consumer financing	3,050	2,962	3,779
Other non-utility	508	947	1,258

Non-Utility Operating Revenues	493,063	218,087	140,096

Equity Loss in 50%-Owned Residential HVAC Investment (Note 3)	(2,595)	(1,949)	(54)
Impairment of Residential HVAC Investment (Note 3)	(3,900)	—	—
Other Operating Expenses (Income)
Operating expenses	487,486	211,325	132,505
Gains on sales of non-utility assets (Note 3)	—	(711)	(2,979)
Income taxes (See Consolidated Statements of Income Taxes and Note 9)	363	1,442	3,826

Non-Utility Operating Expenses (Income)	487,849	212,056	133,352

Non-Utility Operating Income (Loss)	(1,281)	4,082	6,690

TOTAL OPERATING INCOME	140,044	128,945	107,761
Other Income (Expenses)—Net (See Consolidated Statements of Income Taxes)	(6,279)	(635)	(2,022)

INCOME BEFORE INTEREST EXPENSE	133,765	128,310	105,739

INTEREST EXPENSE
Interest on long-term debt	41,294	36,115	34,684
Other	8,706	7,621	2,287

Total Interest Expense	50,000	43,736	36,971

DIVIDENDS ON WASHINGTON GAS PREFERRED STOCK	1,320	1,323	1,331

NET INCOME	$82,445	$83,251	$67,437

AVERAGE COMMON SHARES OUTSTANDING	47,120	46,473	45,984

EARNINGS PER AVERAGE COMMON SHARE—BASIC & DILUTED (Note 8)	$1.75	$1.79	$1.47

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS

	September 30,

(Thousands)	2001	2000

ASSETS
Property, Plant and Equipment (Notes 1 and 5)
At original cost	$2,340,410	$2,225,312
Accumulated depreciation and amortization	(820,663)	(765,032)

Net Property, Plant and Equipment	1,519,747	1,460,280

Current Assets
Cash and cash equivalents	12,104	24,336
Accounts receivable	152,914	106,446
Gas costs due from customers (Note 1)	58,718	2,313
Allowance for doubtful accounts	(19,539)	(7,186)
Accrued utility revenues (Note 1)	15,180	21,497
Materials and supplies—principally at average cost	14,230	16,341
Storage gas—at cost (first-in, first-out)	135,762	138,684
Deferred income taxes (See Consolidated Statements of Income Taxes and Note 9)	—	16,232
Other prepayments—principally taxes	19,462	7,467
Deferred gas costs—unregulated operations (Note 1)	605	13,741
Other	3,063	5,991

Total Current Assets	392,499	345,862

Deferred Charges and Other Assets
Regulatory assets (Note 1)	98,323	78,364
Equity in 50%-owned residential HVAC investment (Note 3)	10,802	16,247
Prepaid qualified pension benefits (Note 10)	38,844	17,327
Other	20,898	21,909

Total Deferred Charges and Other Assets	168,867	133,847

Total Assets	$2,081,113	$1,939,989

CAPITALIZATION AND LIABILITIES
Capitalization (See Consolidated Statements of Capitalization and Shareholders’ Equity)
Common shareholders’ equity (Notes 2, 6, and 11)	$788,253	$711,496
Washington Gas Light Company Preferred stock (Notes 2 and 7)	28,173	28,173
Long-term debt (Notes 1, 2 and 5)	584,370	559,724

Total Capitalization	1,400,796	1,299,393

Current Liabilities
Current maturities of long-term debt (Notes 2 and 5)	48,179	1,668
Notes payable (Note 4)	134,052	161,423
Accounts payable	116,822	138,218
Wages payable	15,358	13,875
Dividends declared	15,621	14,738
Customer deposits and advance payments	8,657	10,746
Gas costs due to customers (Note 1)	1,862	5,640
Deferred income taxes (See Consolidated Statements of Income Taxes and Note 9)	3,539	—
Other	16,846	13,693

Total Current Liabilities	360,936	360,001

Deferred Credits
Unamortized investment tax credits	17,640	18,539
Deferred income taxes (See Consolidated Statements of Income Taxes and Note 9)	209,292	169,442
Accrued pensions and benefits (Note 10)	34,840	37,936
Other (Notes 1, 12, and 13)	57,609	54,678

Total Deferred Credits	319,381	280,595

Commitments and Contingencies (Notes 12 and 13) Total Capitalization and Liabilities	$2,081,113	$1,939,989

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,

(Thousands)	2001	2000	1999

OPERATING ACTIVITIES
Net income	$82,445	$83,251	$67,437
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization (a)	73,261	69,808	66,247
Deferred income taxes—net	42,656	17,470	9,576
Amortization of investment tax credits	(899)	(900)	(1,054)
Accrued/deferred pension cost	(16,000)	(12,944)	(169)
Impairment of Residential HVAC Investment (Note 3)	3,900	—	—
Allowance for funds used during construction	(347)	(679)	(1,642)
Equity loss in 50%-owned residential HVAC investment (Note 3)	2,595	1,949	54
Other noncash credits—net, including gains and losses on investing activities	(573)	(3,499)	(2,604)

	187,038	154,456	137,845
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and accrued utility revenues	(27,798)	(35,947)	13,922
Gas costs due from/to customers—net	(60,183)	(2,867)	9,790
Storage gas	2,922	(58,203)	(4,143)
Other prepayments—principally taxes	(11,995)	7,421	(1,024)
Accounts payable	(22,293)	20,216	13,413
Wages payable	1,483	4,051	(3,703)
Customer deposits and advance payments	(2,089)	(5,107)	(3,505)
Accrued taxes	4,877	3,026	(142)
Deferred purchased gas costs—net	(6,125)	5,933	1,713
Deferred unregulated purchased gas costs	13,136	(4,966)	(8,377)
Other—net	1,066	(806)	(4,381)

Net Cash Provided by Operating Activities	80,039	87,207	151,408

FINANCING ACTIVITIES
Common stock issued	52,665	—	64,266
Long-term debt issued	98,304	54,931	80,823
Long-term debt retired	(27,062)	(1,169)	(66,193)
Debt issuance costs	(666)	(451)	(588)
Notes payable	(27,371)	48,356	(11,876)
Dividends on common stock	(58,753)	(57,148)	(55,300)
Other financing activities	1,014	840	(12)

Net Cash Provided by Financing Activities	38,131	45,359	11,120

INVESTING ACTIVITIES
Capital expenditures	(130,215)	(124,067)	(158,733)
Net proceeds from sales of
West Virginia utility assets (Note 3)	—	—	12,559
Other non-utility assets (Note 3)	—	711	4,073
50%-owned residential HVAC investment (Note 3)	(1,050)	(10,750)	(7,500)
Other investing activities	863	(1,059)	(3,868)

Net Cash Used in Investing Activities	(130,402)	(135,165)	(153,469)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (b)	(12,232)	(2,599)	9,059
Cash and Cash Equivalents at Beginning of Year (b)	24,336	26,935	17,876

Cash and Cash Equivalents at End of Year (b)	$12,104	$24,336	$26,935

(a)	Includes amounts charged to other accounts.

(b)	Cash equivalents are highly liquid investments with a maturity of three months or less purchased.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income Taxes Paid	$19,745	$27,302	$29,519
Interest Paid	$49,667	$43,472	$38,685

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CAPITALIZATION

	September 30,

(Dollars in Thousands)	2001		2000

Common Shareholders’ Equity (See Statements of Common
Shareholders’ Equity and Notes 6 and 11)
Common stock, no par value, 120,000,000 shares authorized, 48,650,635 shares issued (At September 30, 2000 Washington Gas Light Company had 80,000,000 shares of $1 par value stock authorized and 46,612,580 issued)	$471,497		$46,613
Paid-in capital	1,781		373,895
Retained earnings	318,111		295,302
Deferred compensation	(275)		(544)
Treasury stock—at cost, 107,890 and 142,866 shares, respectively	(2,861)		(3,770)

Total Common Shareholders’ Equity	788,253	56.3%	711,496	54.8%

Preferred Stock
WGL Holdings, Inc, without par value, 3,000,000 shares authorized and 0 outstanding	—		—
Washington Gas Light Company, without par value, 1,500,000 shares authorized Issued and outstanding:
$4.80 series, 150,000 shares	15,000		15,000
$4.25 series, 70,600 shares	7,173		7,173
$5.00 series, 60,000 shares	6,000		6,000

Total Preferred Stock	28,173	2.0	28,173	2.1

Long-Term Debt (Note 5)
Washington Gas Light Company Unsecured Medium-Term Notes
Due fiscal year 2002, 6.90% to 7.56%	42,600		42,600
Due fiscal year 2003, 6.90%	5,000		5,000
Due fiscal year 2005, 7.45%	20,500		20,500
Due fiscal year 2008, 6.51% to 7.31%	45,100		20,100
Due fiscal year 2009, 5.49% to 6.92%	75,000		75,000
Due fiscal year 2010, 7.50% to 7.70%	24,000		24,000
Due fiscal year 2011, 6.64%	30,000		—
Due fiscal year 2022, 6.94% to 6.95%	5,000		5,000
Due fiscal year 2023, 6.50% to 7.04%	50,000		50,000
Due fiscal year 2024, 6.95%	36,000		36,000
Due fiscal year 2025, 6.50% to 7.76%	40,000		40,000
Due fiscal year 2026, 6.15%	50,000		50,000
Due fiscal year 2027, 6.40% to 6.82%	125,000		125,000
Due fiscal year 2028, 6.57% to 6.85%	52,000		52,000
Due fiscal year 2030, 7.50%	8,500		8,500

Total Unsecured Medium-Term Notes	608,700		553,700

Other long-term debt	24,416		8,259
Unamortized discount	(567)		(567)
Less current maturities	48,179		1,668

Total Long-Term Debt	584,370	41.7	559,724	43.1

Total Capitalization	$1,400,796	100.0%	$1,299,393	100.0%

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL HOLDINGS, INC. CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

	Common Stock Issued
			Paid in	Retained	Deferred	Treasury
(Dollars in Thousands)	Shares	Amount	Capital	Earnings	Compensation	Stock	Total

Balance September 30, 1998	43,954,658	$43,955	$310,477	$258,315	$(1,948)	$(3,044)	$607,755
Net income	—	—	—	67,437	—	—	67,437
Common stock issued	2,300,000	2,300	55,344	—	—	—	57,644
Common stock expense	—	—	(1,953)	—	—	—	(1,953)
Stock-based compensation	—	—	348	—	758	(212)	894
Dividend reinvestment plan	273,464	274	6,620	—	—	—	6,894
Employee savings plans	68,196	68	1,613	—	—	—	1,681
Conversion of preferred stock	419	—	4	—	—	—	4
Dividends declared:
Common stock ($1.215 per share)	—	—	—	(56,322)	—	—	(56,322)

Balance September 30, 1999	46,596,737	46,597	372,453	269,430	(1,190)	(3,256)	684,034
Net income	—	—	—	83,251	—	—	83,251
Stock-based compensation	—	—	1,341	—	646	(514)	1,473
Conversion of preferred stock	15,843	16	101	—	—	—	117
Dividends declared:
Common stock ($1.235 per share)	—	—	—	(57,379)	—	—	(57,379)

Balance September 30, 2000	46,612,580	46,613	373,895	295,302	(544)	(3,770)	711,496
Net income	—	—	—	82,445	—	—	82,445
Exchange of Washington Gas Light Company Common Stock, $1 Par Value, for WGL Holdings, Inc. Common Stock, No Par Value	—	372,306	(372,306)	—	—	—	—
Common stock issued	2,038,500	54,489	—	—	—	—	54,489
Common stock expense	—	(1,911)	—	—	—	—	(1,911)
Stock-based compensation	—	—	192	—	269	909	1,370
Conversion of preferred stock	(445)	—	—	—	—	—	—
Dividends declared:
Common stock ($1.255 per share)	—	—	—	(59,636)	—	—	(59,636)

Balance September 30, 2001	48,650,635	$471,497	$1,781	$318,111	$(275)	$(2,861)	$788,253

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL HOLDINGS, INC. CONSOLIDATED STATEMENTS OF INCOME TAXES

	Years Ended September 30,

(Thousands)	2001	2000	1999

Income Tax Expense (Note 9)
Charged to other utility operating expenses
Current	$16,694	$30,564	$30,298
Deferred Accelerated depreciation	15,770	15,132	12,832
Losses/gains on reacquired debt	(228)	(212)	(235)
Deferred gas costs	26,740	1,359	(6,987)
Pensions and other employee benefit costs	6,368	3,403	1,912
Demand-side management costs	(1,185)	(718)	(604)
Inventory overheads	(1,574)	1,069	83
Other	(2,677)	(1,876)	2,444

Total Deferred Income Tax Expense	43,214	18,157	9,445

Amortization of investment tax credits	(899)	(900)	(1,054)

	59,009	47,821	38,689

Charged to other non-utility operating expenses Current	567	1,796	3,322
Deferred	(204)	(354)	504

	363	1,442	3,826

Charged to other income (expenses)—net Current	(2,002)	(1,262)	(566)
Deferred	(354)	(333)	(373)

	(2,356)	(1,595)	(939)

Total Income Tax Expense	$57,016	$47,668	$41,576

	Years Ended September 30,

(Dollars in Thousands)	2001		2000		1999

Reconciliation Between the Statutory Federal
Income Tax Rate and the Effective Rate
Income tax at statutory federal income tax rate	$49,273	35.00%	$46,285	35.00%	$38,620	35.00%
Increases (decreases) in tax resulting from:
Accelerated depreciation less amount deferred	2,491	1.77	2,440	1.85	2,874	2.60
Amortization of investment tax credits	(899)	(0.64)	(900)	(0.68)	(1,054)	(0.95)
Cost of removal	(1,081)	(0.77)	(737)	(0.56)	(879)	(0.80)
State income taxes, net of Federal benefit	5,483	3.90	1,981	1.50	1,721	1.56
Other—net	1,749	1.24	(1,401)	(1.06)	294	0.27

Income Tax Expense and Effective Tax Rate	$57,016	40.50%	$47,668	36.05%	$41,576	37.68%

	At September 30,

(Thousands)	2001		2000

Accumulated Deferred Income Taxes	Current	Non-current	Current	Non-current

Deferred Income Tax Assets
Pensions and other employee benefit costs	$3,910	$(6,009)	$4,093	$323
Uncollectible accounts	5,919	—	1,457	—
Inventory accounts	11,335	—	9,761	—
Other	539	9,693	698	11,250

Total Assets	21,703	3,684	16,009	11,573

Deferred Income Tax Liabilities
Accelerated depreciation	—	174,192	—	158,116
Losses/gains on reacquired debt	—	2,989	—	3,217
Construction overheads	—	2,213	—	2,376
Income taxes recoverable through future rates—net	—	29,108	—	12,143
Deferred gas costs	25,242	(92)	(223)	(1,502)
Demand-side management costs	—	5,038	—	6,223
Other	—	(472)	—	442

Total Liabilities	25,242	212,976	(223)	181,015

Net Accumulated Deferred Income Tax Assets (Liabilities)	$(3,539)	$(209,292)	$16,232	$(169,442)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WASHINGTON GAS LIGHT COMPANY CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,

(Thousands)	2001	2000(a)	1999(a)

UTILITY OPERATIONS
Operating Revenues (Note 1)	$1,458,864	$1,031,105	$972,120
Less: Cost of goods sold (Note 1)	916,824	552,579	505,346
Revenue taxes	40,616	35,598	34,793

Utility Net Revenues	501,424	442,928	431,981

Other Operating Expenses
Operation	159,472	146,288	165,605
Maintenance	36,570	31,216	35,624
Depreciation and amortization (Note 1)	68,154	65,514	59,940
General taxes	37,530	27,226	28,125
Loss on sale of utility property (Note 3)	—	—	2,927
Income taxes (See Consolidated Statements of Income Taxes and Note 9)	58,701	47,821	38,689

Utility Other Operating Expenses	360,427	318,065	330,910

Utility Operating Income	140,997	124,863	101,071

NON-UTILITY OPERATIONS
Operating Revenues (Notes 1 and 15) Retail energy marketing	17,755	166,705	103,851
Heating, ventilating and air conditioning	5,066	47,473	31,208
Consumer financing	2,189	2,962	3,779
Other non-utility	508	947	1,258

Non-Utility Operating Revenues	25,518	218,087	140,096

Equity Loss in 50%-Owned Residential HVAC Investment (Note 3)	(167)	(1,949)	(54)
Other Operating Expenses (Income) Operating expenses	26,125	211,325	132,505
Gains on sales of non-utility assets (Note 3)	—	(711)	(2,979)
Income taxes (See Consolidated Statements of Income Taxes and Note 9)	(738)	1,442	3,826

Non-Utility Operating Expenses (Income)	25,387	212,056	133,352

Non-Utility Operating Income (Loss)	(36)	4,082	6,690

TOTAL OPERATING INCOME	140,961	128,945	107,761
Other Income (Expenses) — Net (See Consolidated Statements of Income Taxes)	(5,311)	(635)	(2,022)

INCOME BEFORE INTEREST EXPENSE	135,650	128,310	105,739

INTEREST EXPENSE
Interest on long-term debt	41,255	36,115	34,684
Other	8,625	7,621	2,287

Total Interest Expense	49,880	43,736	36,971

NET INCOME	85,770	84,574	68,768
DIVIDENDS ON PREFERRED STOCK	1,320	1,323	1,331

NET INCOME APPLICABLE TO COMMON STOCK	$84,450	$83,251	$67,437

(a)  Amounts for fiscal years 2000 and 1999 reflect the consolidated operations of Washington Gas Light Company and its former subsidiaries.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WASHINGTON GAS LIGHT COMPANY CONSOLIDATED BALANCE SHEETS

	September 30,

(Thousands)	2001	2000(a)

ASSETS
Property, Plant and Equipment (Notes 1 and 5)
At original cost	$2,317,566	$2,225,312
Accumulated depreciation and amortization	(806,730)	(765,032)

Net Property, Plant and Equipment	1,510,836	1,460,280

Current Assets
Cash and cash equivalents	7,537	24,336
Accounts receivable	69,481	106,446
Gas costs due from customers (Note 1)	58,718	2,313
Allowance for doubtful accounts	(17,279)	(7,186)
Accrued utility revenues (Note 1)	15,180	21,497
Materials and supplies—principally at average cost	14,000	16,341
Storage gas—at cost (first-in, first-out)	109,674	138,684
Deferred income taxes (See Consolidated Statements of Income Taxes and Note 9)	—	16,232
Other prepayments—principally taxes	16,641	7,467
Deferred gas costs—unregulated operations (Note 1)	—	13,741
Receivables from associated company	8,500	—
Other	—	5,991

Total Current Assets	282,452	345,862

Deferred Charges and Other Assets
Regulatory assets (Note 1)	98,323	78,364
Equity in 50%-owned residential HVAC investment (Note 3)	—	16,247
Prepaid qualified pension benefits (Note 10)	38,647	17,327
Other	18,656	21,909

Total Deferred Charges and Other Assets	155,626	133,847

Total Assets	$1,948,914	$1,939,989

CAPITALIZATION AND LIABILITIES
Capitalization (See Consolidated Statements of Capitalization and Shareholders’ Equity)
Common shareholders’ equity (Notes 2, 6, and 11)	$723,886	$711,496
Washington Gas Light Company Preferred stock (Notes 2 and 7)	28,173	28,173
Long-term debt (Notes 1, 2 and 5)	584,165	559,724

Total Capitalization	1,336,224	1,299,393

Current Liabilities
Current maturities of long-term debt (Notes 2 and 5)	47,937	1,668
Notes payable (Note 4)	98,724	161,423
Accounts payable	89,297	138,218
Wages payable	14,928	13,875
Dividends declared	15,627	14,738
Customer deposits and advance payments	8,657	10,746
Gas costs due to customers (Note 1)	1,862	5,640
Deferred income tax (See Consolidated Statements of Income Taxes and Note 9)	4,114	—
Other	11,792	13,693

Total Current Liabilities	292,938	360,001

Deferred Credits
Unamortized investment tax credits	17,606	18,539
Deferred income taxes	210,469	169,442
Accrued pensions and benefits (Note 10)	34,730	37,936
Other (Notes 1, 12, and 13)	56,947	54,678

Total Deferred Credits	319,752	280,595

Commitments and Contingencies (Notes 12 and 13)
Total Capitalization and Liabilities	$1,948,914	$1,939,989

(a)  Amounts for fiscal year 2000 reflect the consolidated balances of Washington Gas Light Company and its former subsidiaries.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WASHINGTON GAS LIGHT COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,

	2001	2000(c)	1999(c)

OPERATING ACTIVITIES
Net Income	$85,770	$84,574	$68,768
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization (a)	72,167	69,808	66,247
Deferred income taxes—net	43,264	17,470	9,576
Amortization of investment tax credits	(894)	(900)	(1,054)
Accrued/deferred pension cost	(15,908)	(12,944)	(169)
Allowance for funds used during construction	(347)	(679)	(1,642)
Equity loss in 50%-owned residential HVAC investment (Note 3)	167	1,949	54
Other noncash—net, including gains and losses on investing activities	(573)	(3,499)	(2,604)

	183,646	155,779	139,176
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and accrued utility revenues	16,896	(35,947)	13,922
Gas costs due from/to customers—net	(60,183)	(2,867)	9,790
Storage gas	29,010	(58,203)	(4,143)
Other prepayments—principally taxes	(9,291)	7,421	(1,024)
Accounts payable	(37,741)	20,216	13,413
Wages payable	1,168	4,051	(3,703)
Customer deposits and advance payments	(2,089)	(5,107)	(3,505)
Accrued taxes	2,834	3,026	(142)
Deferred purchased gas costs—net	(6,125)	5,933	1,713
Deferred unregulated purchased gas costs	(2,405)	(4,966)	(8,377)
Other—net	4,407	(806)	(4,381)

Net Cash Provided by Operating Activities	120,127	88,530	152,739

FINANCING ACTIVITIES
Capital Contribution from WGL Holdings, Inc.	52,665	—	64,266
Long-term debt issued	97,885	54,931	80,823
Long-term debt retired	(26,697)	(1,169)	(66,193)
Debt issuance costs	(595)	(451)	(588)
Notes payable	(62,699)	48,356	(11,876)
Dividends on common and preferred stock	(60,942)	(58,471)	(56,631)
Other financing	1,468	840	(12)

Net Cash Provided by Financing Activities	1,085	44,036	9,789

INVESTING ACTIVITIES
Capital expenditures	(127,077)	(124,067)	(158,733)
Formation of holding company—net	(11,797)	—	—
Net proceeds from sales of
West Virginia Assets (Note 3)	—	—	12,559
Venture funds (Note 3)	—	711	4,073
50%-owned residential HVAC investment (Note 3)	—	(10,750)	(7,500)
Other investing activities	863	(1,059)	(3,868)

Net Cash Used in Investing Activities	(138,011)	(135,165)	(153,469)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (b)	(16,799)	(2,599)	9,059
Cash and Cash Equivalents at Beginning of Period (b)	24,336	26,935	17,876

Cash and Cash Equivalents at End of Period (b)	$7,537	$24,336	$26,935

(a)  Includes amounts charged to other accounts.

(b)  Cash equivalents are highly liquid investments with a maturity of three months or less when purchased.

(c)  Amounts for fiscal years 2000 and 1999 reflect the consolidated balances of Washington Gas Light Company and its former subsidiaries.

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$15,807	$27,302	$29,519
Interest paid	$48,990	$43,472	$38,685

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WASHINGTON GAS LIGHT COMPANY CONSOLIDATED STATEMENT OF CAPITALIZATION

	September 30,

(Dollars in Thousands)	2001		2000(a)

Common Shareholders’ Equity (See Statements of Common
Shareholders’ Equity and Notes 6 and 11)
Common Stock, $1 par value, authorized 80,000,000 shares, issued 46,479,563 and 46,612,580 shares, respectively	$46,479		$46,613
Paid-in capital	429,050		373,895
Retained earnings	248,632		295,302
Deferred compensation	(275)		(544)
Treasury stock—at cost, 0 and 142,866 shares, respectively	—		(3,770)

Total Common Shareholders’ Equity	723,886	54.2%	711,496	54.8%

Preferred Stock
Washington Gas Light Company, without par value, 1,500,000 shares authorized Issued and outstanding:
$4.80 series, 150,000 shares	15,000		15,000
$4.25 series, 70,600 shares	7,173		7,173
$5.00 series, 60,000 shares	6,000		6,000

Total Preferred Stock	28,173	2.1	28,173	2.1

Long-Term Debt (Note 5)
Washington Gas Light Company Unsecured Medium-Term Notes
Due fiscal year 2002, 6.90% to 7.56%	42,600		42,600
Due fiscal year 2003, 6.90%	5,000		5,000
Due fiscal year 2005, 7.45%	20,500		20,500
Due fiscal year 2008, 6.51% to 7.31%	45,100		20,100
Due fiscal year 2009, 5.49% to 6.92%	75,000		75,000
Due fiscal year 2010, 7.50% to 7.70%	24,000		24,000
Due fiscal year 2011, 6.64%	30,000		—
Due fiscal year 2022, 6.94% to 6.95%	5,000		5,000
Due fiscal year 2023, 6.50% to 7.04%	50,000		50,000
Due fiscal year 2024, 6.95%	36,000		36,000
Due fiscal year 2025, 6.50% to 7.76%	40,000		40,000
Due fiscal year 2026, 6.15%	50,000		50,000
Due fiscal year 2027, 6.40% to 6.82%	125,000		125,000
Due fiscal year 2028, 6.57% to 6.85%	52,000		52,000
Due fiscal year 2030, 7.50%	8,500		8,500

Total Unsecured Medium-Term Notes	608,700		553,700
Other long-term debt	23,969		8,259
Unamortized discount	(567)		(567)
Less current maturities	47,937		1,668

Total Long-Term Debt	584,165	43.7	559,724	43.1

Total Capitalization	$1,336,224	100.0%	$1,299,393	100.0%

(a)  The amounts for fiscal year 2000 reflect the consolidated balances of Washington Gas Light Company and its former subsidiaries.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WASHINGTON GAS LIGHT COMPANY CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

	Common Stock Issued
			Paid in	Retained	Deferred	Treasury
(Dollars in Thousands)	Shares	Amount	Capital	Earnings	Compensation	Stock	Total

Balance September 30, 1998(a)	43,954,658	$43,955	$310,477	$258,315	$(1,948)	$(3,044)	$607,755
Net income	—	—	—	68,768	—	—	68,768
Common stock issued	2,300,000	2,300	55,344	—	—	—	57,644
Common stock expense	—	—	(1,953)	—	—	—	(1,953)
Stock-based compensation	—	—	348	—	758	(212)	894
Dividend reinvestment plan	273,464	274	6,620	—	—	—	6,894
Employee savings plans	68,196	68	1,613	—	—	—	1,681
Conversion of preferred stock	419	—	4	—	—	—	4
Dividends declared:
Common stock ($1.215 per share)	—	—	—	(56,322)	—	—	(56,322)
Preferred Stock				(1,331)			(1,331)

Balance September 30, 1999(a)	46,596,737	46,597	372,453	269,430	(1,190)	(3,256)	684,034
Net income	—	—	—	84,574	—	—	84,574
Stock-based compensation	—	—	1,341	—	646	(514)	1,473
Conversion of preferred stock	15,843	16	101	—	—	—	117
Dividends declared:
Common stock ($1.235 per share)	—	—	—	(57,379)	—	—	(57,379)
Preferred Stock				(1,323)			(1,323)

Balance September 30, 2000(a)	46,612,580	46,613	373,895	295,302	(544)	(3,770)	711,496
Net income	—	—	—	85,770	—	—	85,770
Exchange of Washington Gas Light Company Common Stock $1 Par Value, for WGL Holdings, Inc. Common Stock, No Par Value dividend of former subsidiaries to WGL Holdings, Inc.	(132,599)	(132)	—	(71,498)	—	3,770	(67,860)
Common stock expense transferred to WGL Holdings		—	2,515	—	—	—	2,515
Common stock expense		—	(15)	—	—	—	(15)
Stock-based compensation	—	—	(10)	—	269	—	259
Conversion of preferred stock	(445)	(2)	—	—	—	—	(2)
Capital Contributed by WGL Holdings	—	—	52,665	—	—	—	52,665
Dividends declared:
Common stock ($1.255 per share)	—	—	—	(59,622)	—	—	(59,622)
Preferred stock	—	—	—	(1,320)	—	—	(1,320)

Balance September 30, 2001	46,479,536	$46,479	$429,050	$248,632	$(275)	$—	$723,886

(a)  The amounts for fiscal years 2000, 1999 and 1998 reflect the consolidated operations of Washington Gas Light Company and its subsidiaries.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WASHINGTON GAS LIGHT COMPANY CONSOLIDATED STATEMENTS OF INCOME TAXES

Years Ended September 30,	2001	2000(a)	1999(a)

	(Dollars in Thousands)
INCOME TAX EXPENSE (Note 9)
Charged to other utility operating expenses
Current	$16,712	$30,564	$30,298

Deferred Accelerated depreciation	15,818	15,132	12,832
Losses/gains on reacquired debt	(228)	(212)	(235)
Deferred gas costs	26,740	1,359	(6,987)
Pensions and other employee benefit costs	6,332	3,403	1,912
Demand-side management costs	(1,185)	(718)	(604)
Inventory overheads	(1,574)	1,069	83
Other	(3,022)	(1,876)	2,444

Total Deferred Income Tax Expense	42,881	18,157	9,445

Amortization of investment tax credits	(892)	(900)	(1,054)

	58,701	47,821	38,689

Charged to other nonutility operating expenses
Current	(534)	1,796	3,322
Deferred	(204)	(354)	504

	(738)	1,442	3,826

Charged to other income (expenses)-net
Current	(3,379)	(1,262)	(566)
Deferred	587	(333)	(373)

	(2,792)	(1,595)	(939)

Total Income Tax Expense	$55,171	$47,668	$41,576

Years Ended September 30,	2001		2000(a)		1999(a)

RECONCILIATION BETWEEN THE STATUTORY FEDERAL INCOME TAX RATE AND THE EFFECTIVE TAX RATE
Income tax at statutory federal income tax rate	$49,329	35.00%	$46,285	35.00%	$38,620	35.00
Increases (decreases) in tax resulting from:
Accelerated depreciation less amount deferred	2,491	1.77	2,440	1.85	2,874	2.60
Amortization of investment tax credits	(892)	(0.63)	(900)	(0.68)	(1,054)	(0.95)
Cost of removal	(1,081)	(0.77)	(737)	(0.56)	(879)	(0.80)
State income taxes net of Federal benefit	5,020	3.56	1,981	1.50	1,721	1.56
Other items-net	304	0.22	(1,401)	(1.06)	294	0.27

Income Tax Expense and Effective Tax Rate	$55,171	39.15%	$47,668	36.05%	$41,576	37.68%

At September 30,	2001		2000(a)

ACCUMULATED DEFERRED INCOME TAXES	Current	Non-current	Current	Non-current

Deferred Income Tax Assets
Pensions and other employee benefit costs	$3,893	$(5,966)	$4,093	$323
Uncollectible accounts	5,226	—	1,457	—
Inventory overheads	11,335	—	9,761	—
Valuation allowance	—	—	—	—
Other	539	8,717	698	11,250

Total Assets	20,993	2,751	16,009	11,573

Deferred Income Tax Liabilities
Accelerated depreciation	—	174,071	—	158,116
Losses/gains on reacquired debt	—	2,989	—	3,217
Construction overheads	—	2,206	—	2,376
Income taxes recoverable through future rates	—	29,126	—	12,143
Deferred gas costs	25,107	(92)	(223)	(1,502)
Demand-side management costs	—	5,038	—	6,223
Other	—	(118)	—	442

Total Liabilities	25,107	213,220	(223)	181,015

Net Accumulated Deferred Income Tax Assets (Liabilities)	$(4,114)	$(210,469)	$16,232	$(169,442)

(a)  Amounts for fiscal years 2000 and 1999 reflect the consolidated operations of Washington Gas Light Company and its former subsidiaries.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

GENERAL

     Effective November 1, 2000, Washington Gas Light Company (Washington Gas) and its subsidiaries became subsidiaries of WGL Holdings, Inc. (WGL Holdings or the company) a newly formed holding company that was established under the Public Utility Holding Company Act of 1935. At that time, all of the shares of common stock of Washington Gas, a regulated natural gas utility, were converted into an equal number of shares of common stock of WGL Holdings. WGL Holdings also owns all of the shares of common stock of Washington Gas’ s former wholly-owned subsidiaries (Hampshire Gas Company, Washington Gas Resources Corp., and Crab Run Gas Company), and its former 50-percent equity investment in Primary Investors, LLC. (Primary Investors).

     This Annual Report on Form 10-K is a combined report of WGL Holdings and Washington Gas. Consolidated Financial Statements included in this Annual Report on Form 10-K are presented as follows:

WGL Holdings—For all periods reported in this Annual Report on Form 10-K prior to November 1, 2000, the consolidated financial position and results of operations reflect Washington Gas and its subsidiaries. The consolidated financial position and results of operations of Washington Gas immediately before the November 1, 2000, restructuring are essentially identical to the consolidated financial position and results of operations of WGL Holdings immediately after the November 1, 2000, corporate restructuring.

Washington Gas—For all periods reported in this Annual Report on Form 10-K, the Washington Gas financial statements present the financial position and results of operations reported for Washington Gas. The Washington Gas statements also include the results of operations and cash flows of its former wholly-owned subsidiaries and 50-percent equity investment in Primary Investors prior to the November 1, 2000 corporate restructuring.

     These notes are an integral part of the accompanying consolidated financial statements of WGL Holdings and its subsidiaries, including Washington Gas. Except where otherwise noted, these Notes to Consolidated Financial Statements apply equally to WGL Holdings and Washington Gas.

NATURE OF OPERATIONS

     The company’s core business is the distribution and sale of natural gas through its regulated utility, Washington Gas. The company also offers retail energy-related products and services through its unregulated subsidiaries.

     Washington Gas is a regulated public utility that delivers and sells natural gas to over 900,000 customers in Washington, D.C. and parts of Maryland and Virginia. Deliveries to firm customers accounted for 74.6 percent of the total therms delivered by Washington Gas in fiscal year 2001. Washington Gas does not depend on any one customer or group of customers to derive income. WGL Holdings also has one wholly owned regulated subsidiary that operates an underground gas storage field on the behalf of Washington Gas.

     Most of WGL Holdings’ unregulated operations are organized under Washington Gas Resources Corp. (Washington Gas Resources), its wholly owned subsidiary. These unregulated operations include retail energy marketing; heating, ventilating and air conditioning (HVAC) products and services; and financing of gas appliances and other energy-related equipment for consumers.

CONSOLIDATION

     The consolidated financial statements include the accounts of the company and its subsidiaries during the reported periods. All significant intercompany transactions have been eliminated. WGL Holdings accounts for a 50-percent investment in a limited liability corporation using the equity method. Certain amounts in financial statements of prior years have been reclassified to conform to the presentation of the current year.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     In accordance with generally accepted accounting principles in the United States, the company’s management makes certain estimates and assumptions regarding: 1) reported amounts of assets and liabilities; 2) disclosure of contingent assets and liabilities at the date of the financial statements; and 3) reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REGULATED OPERATIONS

     The company accounts for its regulated operations in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71), as amended and supplemented. SFAS No. 71 sets specific generally accepted accounting principles for companies where independent third-party regulators determine their rates. When setting rates, regulators often make decisions, the economics of which require companies to record costs as expenses in different timeframes than may be appropriate for other unregulated enterprises. When this situation occurs, the regulated utility defers the associated costs as assets (regulatory assets) on the balance sheet and records them as expenses on the income statement as it collects revenues through customers’ rates. Further, regulators can also impose liabilities upon a company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities). At September 30, 2001 and 2000, the regulated utility recorded the following regulatory assets and liabilities in the consolidated balance sheet. They are recognized as revenues and expenses in future periods as they are reflected in customers’ rates.

	Assets		Liabilities

(Millions)	2001	2000		2001	2000

Gas costs due:
From customers	$58.7	$2.3	$	—	$—
To customers	—	—		1.9	5.6
Income tax-related amounts due from/to customers (Note 9)	51.5	31.3		22.4	19.2
Demand-side management costs	14.3	17.2		—	—
Other postretirement benefit costs (Note 10)	8.6	10.1		—	—
Losses on reacquired debt	8.2	8.7		—	—
Deferred pension costs	—	—		3.9	7.6
Environmental response costs (Note 12)	5.8	6.4		—	—
Rights-of-way fees and other taxes	2.7	2.4		—	—
Purchased gas costs	2.0	—		—	4.1
Refunds due to customers	—	—		0.2	0.6
Other	5.2	2.3		3.0	3.7

Total	$157.0	$80.7		$31.4	$40.8

     As required by SFAS No. 71, Washington Gas monitors its regulatory and competitive environment to determine whether the recovery of its regulatory assets continues to be probable. If Washington Gas were to determine that recovery of these assets is no longer probable, it would write off the asset against earnings. At present, the company believes that SFAS No. 71 continues to apply to its regulated operations and the recovery of its regulatory assets is probable.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at original cost, including labor, materials, taxes and overhead. The company’s regulated utility capitalizes an Allowance for Funds Used During Construction (AFUDC) as a component of construction overheads. The company’s regulated utility capitalized AFUDC of $347,000, $679,000, and $1,642,000 in fiscal years 2001, 2000 and 1999, respectively.

     When the company’s regulated utility retires depreciable utility plant and equipment, it charges the associated original cost, net of removal costs and salvage value, to accumulated depreciation. The company’s regulated utility charges maintenance and repairs to operating expenses, except those charges applicable to transportation and power-operated equipment, which it allocates to operating expenses, construction and other accounts based on the use of the equipment. The company’s regulated utility charges betterments and renewals to capital and calculates depreciation applicable to its gas plant in service primarily on a straight-line remaining life basis. The composite depreciation rate was 2.94 percent for both fiscal years 2001 and 2000 and 2.93 percent for fiscal year 1999. The company’s regulated utility periodically reviews the adequacy of its depreciation rates by considering estimated remaining lives and other factors.

REVENUE AND COST RECOGNITION

Included in Utility Operating Income

     Revenues. For regulated deliveries of natural gas, the company’s regulated utility reads meters and bills customers on a cycle basis. It accrues revenues for gas delivered, but not yet billed.

     Cost of Gas. The regulated utility’s jurisdictional tariffs contain mechanisms that provide for the recovery of the invoice cost of gas applicable to firm customers. Under these mechanisms, the regulated utility periodically adjusts its firm customers’ rates to reflect increases and decreases in the invoice cost of gas. Annually, the regulated utility reconciles the differences between the total gas costs collected from firm customers and the invoice cost of gas. The regulated utility defers any excess or deficiency and subsequently either recovers it from, or refunds it to, customers over the following twelve-month period. The “Gas costs due from customers” and “Gas costs due to customers” captions, reported in the Consolidated Balance Sheets, reflect amounts related to these reconciliations.

Included in Non-Utility Operating Income

     Retail Energy Marketing. Washington Gas Energy Services Inc. (WGEServices), a retail energy marketing subsidiary, sells natural gas and electricity on an unregulated basis to residential, commercial and industrial customers both inside and outside of the Washington Gas service territory.

     WGEServices enters into indexed or fixed rate contracts with residential customers for firm sales of natural gas and with commercial and industrial customers for firm or interruptible sales of natural gas. Customer contracts, which have terms of up to twenty-four-months, allow WGEServices to bill customers based upon metered gas usage at customer premises or quantities delivered to the local utility, either of which may vary by month. WGEServices recognizes revenue based on contractual billing amounts plus an accrual for gas delivered and unbilled.

     Deferred gas costs—unregulated operations, of $0.6 million and $13.7 million as of September 30, 2001 and 2000, respectively, represent WGEServices gas purchases that have been delivered to certain local utilities in excess of amounts used by WGEServices firm customers who are billed for metered gas usage. This asset will be realized through seasonal operations and charged to cost of gas expense as the metered gas usage in winter months ultimately exceeds WGEServices purchases of gas delivered. This deferral and realization is the result of utility programs that require WGEServices to deliver average volumes to the utility throughout the year. The “Deferred gas costs—unregulated operations” caption reported in the Consolidated Balance Sheets reflects the amounts deferred.

     WGEServices’ electricity contracts are full requirements contracts where the wholesale energy marketer from whom WGEServices purchases electricity is responsible for each customer’s full metered electricity usage. WGEServices recognizes electricity costs based on the same volumetric estimates that it uses to record revenue. These estimates are later actualized to the customers’ final metered usage.

     Heating, Ventilating and Air Conditioning. Two unregulated subsidiaries, American Combustion Industries, Inc. (ACI) and Washington Gas Energy Systems Inc. (WGESystems), design and renovate mechanical HVAC systems for commercial and governmental customers under construction contracts. The company recognizes income for contract terms of one or more years in duration using the percentage-of-completion method. For all other contracts, the completed contract method is used.

RATE REFUNDS DUE TO CUSTOMERS

     If the regulated utility were to file a request with a state regulatory commission to modify customers’ rates, the regulated utility could, depending on the jurisdiction, charge customers the new rates, until the regulatory commission renders a final decision. During this interim period, the regulated utility would record a provision for the rate refund based on the difference between the amount it collected in rates subject to refund and the amount it expects to recover pending the final regulatory decision. At September 30, 2001, Washington Gas had collected no revenues subject to refund.

REACQUISITION OF LONG-TERM DEBT

     The regulated utility defers gains or losses resulting from the reacquisition of long-term debt for financial reporting purposes and amortizes them over future periods as adjustments to interest expense in accordance with established regulatory practice. Long-term debt reacquisition gains or losses were not realized during fiscal years 2001, 2000 or 1999. For income tax purposes, the company recognizes these gains and losses when it retires the debt.

DERIVATIVE ACTIVITIES

     Beginning October 1, 2000, the company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133, as amended, requires derivative instruments, including certain derivative instruments embedded in other contracts, to be recorded at fair value as either an asset or a liability. Changes in the derivative’s fair value would be recorded in earnings, unless it meets specific hedge accounting criteria. Special accounting for qualifying hedges allows derivative’s gain and loss to offset related results on the hedged item in the income statement or be recorded in other comprehensive income and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     From time-to-time, the company’s regulated utility subsidiary, Washington Gas, engages in derivative activities that are designed to manage interest rate risk associated with planned issuances of Medium-Term Notes (MTNs). The interest costs associated with issuing MTNs reflect spreads over comparable maturity U.S. Treasury yields that take into account credit quality, maturity and other factors. During fiscal year 1999, in order to lock in the U.S. Treasury yield for planned issuances of MTNs, Washington Gas entered into fixed-price agreements for the forward sale of U.S. Treasury securities. Washington Gas accounted for these forward sales as hedges of anticipated transactions in accordance with Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts (SFAS No. 80). The company and its regulated utility subsidiary did not enter into any interest rate hedge transactions in either fiscal year 2001 or 2000. Future interest rate hedge transactions will be accounted for in accordance with SFAS No.133.

     The company’s regulated utility subsidiary, Washington Gas, enters into forward contracts for the purchase of natural gas that qualify as derivatives under SFAS No. 133. The company has determined that these forward contracts qualify as normal purchases and sales, as defined in SFAS No. 133, and are therefore exempt from that standard’s reporting requirements.

     At September 30, 2001, the company’s non-regulated energy marketing subsidiary, WGEServices, held certain contracts for the sale and purchase of natural gas that qualify as derivative instruments under SFAS No. 133. These contracts do not qualify as hedges under the definition included in SFAS No. 133. Therefore, the contracts are recognized at their fair value in the company’s balance sheet and recorded in the caption “Deferred gas cost—unregulated operations.” The gains and losses on these contracts were reflected in the earnings of the energy marketing segment for the fiscal year ended September 30, 2001.

     Beginning in October 2001, in order to mitigate the impact that variations in weather have on customers’ usage and, therefore, the impact on cost of gas and margin, WGEServices entered into call and put options for the purchase and sale of natural gas. The call options fix the cost of gas WGEServices would incur if weather caused it to need to purchase additional supplies over the amounts it has currently contracted. Conversely, the put options fix the price WGEServices can sell excess supplies if demand falls. The contracts qualify as derivatives under SFAS No. 133, however, they do not qualify as hedges under that standard. As a result, the options will be recognized at their fair value in the balance sheet. Gains or losses on these contracts will be reflected in earnings of the energy-marketing segment.

NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), and Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144).

     SFAS No. 142 supercedes Accounting Principles Board Opinion No. 17, Intangible Assets and addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under this new standard, the amortization of goodwill is no longer permitted. Instead, goodwill and other intangible assets with an indefinite useful life will be tested annually for impairment and will be written down to the extent this test indicates an impairment exists. The provisions of this statement are required to be implemented for fiscal years beginning after December 15, 2001.

     SFAS No. 143 provides new accounting requirements for asset retirement obligations associated with tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002.

     SFAS No. 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS No. 121) for recognition and measurement of the impairment of long-lived assets to be held and used, the measurement of long-lived assets to be disposed of by sale and for segments of a business to be disposed of. SFAS No. 144 supercedes SFAS No. 121 and also supercedes Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Results of the Effects of the Disposal of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB No. 30). This statement is effective for fiscal years beginning after December 15, 2001.

     At the present time, WGL Holdings and its subsidiaries plan to adopt the provisions of SFAS No. 142, SFAS No. 143 and SFAS No. 144 in its fiscal year beginning October 1, 2002. The company does not expect that the adoption of these statements will have a material impact on financial results.

2. CORPORATE RESTRUCTURING

     At its March 3, 2000, Annual Meeting of Shareholders, Washington Gas shareholders approved, by a two-thirds majority, a proposal to form WGL Holdings, a holding company established under the Public Utility Holding Company Act of 1935. The company subsequently received the necessary regulatory approvals and the corporate restructuring was completed on November 1, 2000. Under the new structure, Washington Gas, the regulated utility, and its former subsidiaries operate as separate subsidiaries of WGL Holdings.

     Since the November 1, 2000, restructuring, stock certificates previously representing shares of Washington Gas common stock represent the same number of shares of WGL Holdings common stock. All serial preferred stock issued by Washington Gas remains issued and outstanding as shares of Washington Gas serial preferred stock. The dividend rate for the preferred stock has not been changed and those dividends will continue to be paid by Washington Gas. All outstanding indebtedness and other obligations of Washington Gas prior to the restructuring remain outstanding as obligations of Washington Gas. Holders of Washington Gas MTNs continue as security holders of Washington Gas.

     On September 30, 2001, WGL Holdings had common stock outstanding and $35.4 million of commercial paper issued and has the potential to issue other securities in the future. WGL Holdings common stock is listed only on the New York Stock Exchange, while Washington Gas preferred stock continues to be listed only on the Philadelphia Stock Exchange. Both common and preferred shares are listed under the “WGL” ticker symbol on their respective exchanges.

     The consolidated financial statements and the associated notes thereto included in this fiscal year 2001 WGL Holdings, Inc. Annual Report on Form 10-K are based upon the corporate organizational structure that was in place as of and during the fiscal year ended September 30, 2001. As previously discussed, the corporate reorganization became effective on November 1, 2000. However, these statements have been prepared as if the reorganization occurred on October 1, 2000. The WGL Holdings’ consolidated financial statements and associated notes are, therefore, comparable to the financial statements and notes thereto prepared and presented herein for Washington Gas as of and for the fiscal years ended September 30, 2000 and September 30, 1999.

3.     ACQUISITIONS AND DISPOSITIONS

LIMITED LIABILITY COMPANY

     In August 1999, Washington Gas and Thayer Capital Partners (Thayer) formed Primary Investors, a limited liability company. Effective November 1, 2000, in connection with the corporate restructuring, Washington Gas transferred its ownership interest to WGL Holdings.

     Primary Investors, through its wholly owned subsidiary Primary Service Group, LLC (PSG), focuses on investment opportunities in after-market products and services in the HVAC industry. PSG primarily sells, installs, repairs and maintains HVAC and plumbing equipment in the residential and light commercial markets in the District of Columbia and parts of Maryland and Virginia. PSG has acquired nine companies to date. WGL Holdings and Thayer each own 50 percent of Primary Investors and each has an equal number of representatives on Primary Investors’ Board of Managers. As co-investors, WGL Holdings and Thayer each committed to invest up to $25 million of equity capital in Primary Investors.

     Through September 30, 2001, WGL Holdings has made investments in Primary Investors totaling $19.3 million. Thayer has contributed an equal amount to Primary Investors. Since inception, Primary Investors has generated operating losses totaling $9.2 million, of which WGL Holdings has recorded its 50-percent share totaling $4.6 million, using the equity method of accounting. WGL Holdings also recorded a $1.8 million deferred tax asset for the related income tax benefits.

     Thayer and WGL Holdings’ relationship is governed by an investor’s agreement. This agreement grants independent rights to each of the owners of Primary Investors that could affect the timing and the ultimate amount realized from the investment of each party in Primary Investors.

     Effective August 18, 2001, and at any time thereafter, either WGL Holdings or Thayer may exercise its right to sell its individual interest to a third party, after offering the other investor the opportunity to purchase the interest. Subject to certain conditions, either investor can also require the other party to sell. As a result, the ultimate value of WGL Holdings’ investment in Primary Investors could depend on the nature and timing of the exercise of these rights.

     WGL Holdings assessed the realization of its equity investment in Primary Investors as of September 30, 2001. Based on the operating history and the business plans underlying Primary Investors’ forecasts, the company determined that the fair value of its investment in Primary Investors was less than the carrying amount in its financial statements. Therefore, the company reflected a permanent write-down of its investment by recording an impairment loss of $3.9 million in the Consolidated Statements of Income for the twelve months ended September 30, 2001. The company will continue to monitor Primary Investors’ performance relative to its plans and continue to assess its investment in Primary Investors for potential impairment.

SHENANDOAH GAS COMPANY

     On September 29, 1999, the Board of Directors authorized a merger of Shenandoah Gas (Shenandoah) into Washington Gas to form a single corporation for the regulated distribution of natural gas. During fiscal year 2000, the company received necessary regulatory approvals and Shenandoah was merged into Washington Gas effective April 1, 2000.

SALE OF OTHER ASSETS

     In February 2000, an unregulated subsidiary sold two investments for a pre-tax book gain of $0.7 million. For income tax purposes, the sale of one investment resulted in a capital loss transaction for which the company realized the tax benefit through a capital loss carryback. In total, the company recorded a $1.2 million after-tax gain ($0.02 per average common share) on these transactions, including the tax benefit of the capital loss carryback.

     In July 1999, an unregulated subsidiary sold approximately 1,000 acres of undeveloped land which resulted in a nonrecurring pre-tax gain of $3.0 million ($1.8 million after-tax), or $0.04 per average common share.

4. SHORT-TERM DEBT

     WGL Holdings satisfies its short-term financing requirements through the sale of commercial paper or through bank borrowings. The company maintains revolving credit agreements to support its outstanding commercial paper and to permit short-term borrowing flexibility. The following table summarizes the major terms of the company’s and its subsidiaries’ financing agreements at September 30, 2001.

WGL Holdings, Inc.

Commitment or
Facility Fees per
Description	Amount of Credit	Annum	Expiration Date

Revolving Credit Agreement	$50 million	8 basis points	Nov. 28, 2001

Washington Gas Light Company

Commitment or
Facility Fees per
Description	Amount of Credit	Annum	Expiration Date

Revolving Credit Agreement	$240 million	8 basis points	May 10, 2002
Permanent Line of Credit	$5 million	7 basis points	June 30, 2002
Seasonal Line of Credit	$5 million	7 basis points	April 1, 2002

     Several banks provide the regulated utility with a $240.0 million short-term revolving line of credit and a $50.0 million short-term revolving line of credit to WGL Holdings. Both companies can reduce the amount of the commitments at their option. Under the agreements, the banks apply the facility fees to the daily average amount of each commitment. At September 30, 2001, these revolving credit agreements were unused. On November 7, 2001, the company replaced its $50 million revolving line of credit with a new credit facility in the amount of $65 million. The new agreement contains the same terms and conditions as the previous line of credit. It carries a facility fee of 9 basis points per annum and expires in November 2002. On November 30,

2001, the company obtained a $10 million seasonal line of credit. The agreement may be made available at the Bank’s discretion and may only be activated by the company. It carries no facility fees and expires March 31, 2002.

     Collectively, the borrowing options under the bank lines of credit and the $50 million and $240 million revolving credit agreements discussed in the prior paragraph include the prime lending rate, rates based on certificates of deposit and the London Interbank Offered Rate (LIBOR).

     At September 30, 2001 WGL Holdings and its subsidiaries had $134.1 million in commercial paper outstanding, at a weighted-average cost of 2.89 percent. At September 30, 2000, Washington Gas and its subsidiaries had $161.4 million in short-term commercial paper outstanding, at a weighted-average cost of 6.73 percent.

5.     LONG-TERM DEBT

FIRST MORTGAGE BONDS

     The Mortgage of Washington Gas dated January 1, 1993 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by the regulated utility, other than expressly excepted property. The regulated utility had no debt outstanding under the Mortgage at September 30, 2001, 2000 or 1999. Under the holding company structure discussed in Note 2, any FMBs that may be issued in the future would represent indebtedness of Washington Gas.

UNSECURED MEDIUM-TERM NOTES

     The regulated utility issues unsecured MTNs with individual terms regarding interest rates, maturities and any call or put options. These notes can have maturity dates of one or more years from date of issuance. At September 30, 2001 and 2000, the weighted-average interest rate on all outstanding MTNs was 6.80 percent and 6.78 percent, respectively.

     As summarized in the following table, Washington Gas issued $55.0 million of MTNs in fiscal year 2001.

	Amount of Issuance	Coupon	Maturity	Redeemable Prior To
Date Issued	(Millions)	Rate	Date	Maturity

October 2000	$15.0	7.31%	October 2007	Yes
October 2000	10.0	7.31%	October 2007	Yes
January 2001	30.0	6.64%	January 2011	Yes

Total	$55.0

LONG-TERM DEBT MATURITIES

     The amount of maturities on long-term debt for the ensuing five-year period at September 30, 2001 is $48.2 million in 2002, $58.3 million in 2003, $40.2 million in 2004, $60.6 million in 2005, and $50.1 million in 2006.

6. COMMON STOCK

     Effective November 1, 2000, WGL Holdings began operations as the parent company of Washington Gas and its former subsidiaries. At that time Washington Gas had 80,000,000 shares of $1 par value common stock authorized, of which 46,612,580 shares were issued. As a result of the reorganization, stock certificates previously representing shares of Washington Gas common stock represent the same number of shares of WGL Holdings.

SALE OF COMMON STOCK

     On two dates in June 2001, WGL Holdings publicly sold a total of 2,038,500 shares of common stock at $26.73 per share, before underwriting discounts of $0.895 per share. Net proceeds from the sale of the shares of $52.7 million are being used for general corporate purposes of the regulated utility, including capital expenditures and working capital requirements.

COMMON STOCK OUTSTANDING

     Shares of common stock outstanding, net of treasury stock, were 48,542,745 at September 30, 2001; 46,469,714 at September 30, 2000 and 46,473,344 at September 30, 1999.

COMMON STOCK RESERVES

     At September 30, 2001, there were 1,585,181 authorized, but unissued, shares of common stock reserved as follows.

Number of
Reserved for	Shares

Incentive Compensation Plan	959,224
Dividend Reinvestment and Common Stock Purchase Plan	473,478
Employee Savings Plans	137,196
Directors’ Stock Compensation Plan	15,283

Total Common Stock Reserves	1,585,181

     Note 11 discusses the company’s stock-based compensation plans.

7. PREFERRED STOCK

     Washington Gas has three series of preferred stock outstanding, which are currently callable. All three series have a dividend preference that prevents Washington Gas from declaring and paying common dividends unless preferred dividends have been paid. In addition, all outstanding shares of preferred stock have a preference as to the amounts that would be distributed in the event of the liquidation or dissolution of Washington Gas. The following table presents this information, as well as call prices for each preferred stock series outstanding.

		Liquidation Preference per
		Share

Preferred Series	Shares			Call Price
Outstanding	Outstanding	Involuntary	Voluntary	Per Share

$4.80	150,000	$100	$101	$101
4.25	70,600	100	105	105
5.00	60,000	100	102	102

PREFERRED STOCK REDEMPTION

     On December 29, 1999, the company notified the holders of its $4.36 convertible series preferred stock and its $4.60 convertible series preferred stock that the Board of Directors of Washington Gas had voted to redeem all outstanding shares of its convertible stock at a price of $100 per share on February 1, 2000. For both series of convertible preferred stock, stockholders had the option of accepting the $100 cash redemption value or converting their shares into Washington Gas common stock. Each share of the $4.36 preferred stock and the $4.60 preferred stock could be converted into 10.29 and 11.39 shares, respectively, of Washington Gas common stock. Fractional shares were converted to cash based on the value of the preferred stock on the date the preferred stock certificates were received by the company’s transfer agent.

8. EARNINGS PER SHARE

     The company computes basic earnings per share (EPS) by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans to occur at the beginning of all respective fiscal years and if convertible, the effect of conversion of preferred stock at the beginning of fiscal years 2000 and 1999. The following table shows the computation of the company’s basic and diluted EPS for fiscal years 2001, 2000 and 1999, respectively.

	For the Year Ended September 30, 2001

	Net		Per Share
(Thousands, Except Per Share Data)	Income	Shares	Amount

Basic EPS:
Net Income	$82,445	47,120	$1.75
Stock-Based Compensation Plans	—	70

Diluted EPS:
Net Income	$82,445	47,190	$1.75

	For the Year Ended September 30, 2000

Basic EPS:
Net Income	$83,251	46,473	$1.79
Effect of Dilutive Securities:
$4.60 and $4.36 Convertible Preferred Stock, Assuming Conversion on October 1, 1999*	3	9
Stock-Based Compensation Plans	—	55

Diluted EPS:
Net Income	$83,254	46,537	$1.79

* All outstanding convertible preferred stock was either converted or redeemed effective February 1, 2000

	For the Year Ended September 30, 1999

Basic EPS:
Net Income	$67,437	45,984	$1.47
Effect of Dilutive Securities:
$4.60 and $4.36 Convertible Preferred Stock Assuming Conversion on October 1, 1998	11	26
Stock-Based Compensation Plans	—	13

Diluted EPS:
Net Income	$67,448	46,023	$1.47

9. INCOME TAXES

     The company and its subsidiaries file a consolidated federal income tax return. The company’s federal income tax returns for all years through September 30, 1997 have been reviewed and closed or closed without review by the Internal Revenue Service.

     The company amortizes investment tax credits as credits to income over the estimated service lives of the related properties.

     The company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). Under SFAS No. 109, the company recognizes deferred income taxes for all temporary differences between the financial statement and tax bases of assets and liabilities at currently enacted income tax rates.

     SFAS No. 109 requires recognition of the additional deferred income tax assets and liabilities for temporary differences where regulators prohibit deferred income tax treatment for ratemaking purposes of the regulated utility. Regulatory assets or liabilities corresponding to such additional deferred tax assets or liabilities may be recorded to the extent the company believes they will be recoverable from or payable to customers through the ratemaking process. Note 1 shows the regulated utility’s regulatory assets and liabilities associated with income taxes due from and to customers at September 30, 2001 and 2000. Amounts applicable to income taxes due from and due to customers primarily represent differences between the book and tax basis of net utility plant in service.

     The Consolidated Statements of Income Taxes provide the following: 1) the components of income tax expense; 2) a reconciliation between the statutory federal income tax rate and the effective tax rate; and 3) the components of accumulated deferred income tax assets and liabilities at September 30, 2001 and 2000.

10. POSTEMPLOYMENT BENEFITS

     The company and its subsidiaries offer defined-contribution savings plans to eligible employees, covering all employee groups. Designed to provide employees with an incentive to save and invest regularly, these plans allow participants to defer 1 percent to 14 percent of their salaries for investment in various alternatives. An employer matching contribution, which varies by plan, ranges from 25 percent of the first 1.25 percent to 100 percent of the first 4 percent of employees’ pre-tax contributions. For plans that allow employees to make after-tax contributions, the employer matching contribution equals 100 percent of the first 2 percent and 50 percent of the next 2 percent of employees’ after-tax contributions. The company’s contribution to the plans was $2.6 million, $2.4 million and $2.2 million during fiscal years 2001, 2000 and 1999, respectively.

     The company maintains a qualified, trusteed, non-contributory defined benefit pension plan covering all active and vested former employees of the company and its utility subsidiaries. Executive officers also participate in a non-funded supplemental executive retirement plan (SERP). A trust has been established for the future funding of the SERP liability. To the extent allowable by law, the company funds pension costs accrued for the qualified plan.

     The company provides certain healthcare and life insurance benefits for retired employees. Substantially all employees may become eligible for such benefits if they attain retirement status while working for the company. The company accounts for these benefits under the provisions of Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (SFAS No. 106). The company elected to amortize the accumulated postretirement benefit obligation existing at the October 1, 1993 adoption date of this standard (the transition obligation) of $190.6 million over a twenty-year period.

     The following tables show certain information about the company’s postemployment benefits:

	Pension Benefits		Health & Life Benefits

(Millions)	2001	2000	2001	2000

Years Ended September 30,
Change in benefit obligation Benefit obligation at beginning of year	$461.0	$459.8	$212.6	$206.5
Service cost	7.8	8.0	4.4	4.6
Interest cost	34.7	33.5	16.1	15.1
Amendment	—	2.5	—	—
Actuarial (gain)/loss	25.6	(14.2)	35.2	(3.0)
Benefits paid	(27.8)	(28.6)	(11.2)	(10.6)

Benefit obligation at end of year	501.3	461.0	257.1	212.6

Change in plan assets Fair value of plan assets at beginning of year	736.5	692.9	114.5	99.0
Actual return/(loss) on plan assets	(25.8)	73.5	7.9	5.7
Company contributions	1.0	1.1	21.0	20.4
Expenses	(2.2)	(2.4)	—	—
Benefits paid	(27.8)	(28.6)	(11.2)	(10.6)

Fair value of plan assets at end of year	681.7	736.5	132.2	114.5

Funded status Funded status of plan	180.4	275.5	(124.9)	(98.1)
Unrecognized actuarial net gains	(175.6)	(291.0)	(7.7)	(46.3)
Unrecognized prior service cost	22.4	24.6	—	—
Unrecognized transition (assets) obligation	(0.5)	(2.9)	114.5	124.0

Accrued benefit cost	$26.7	$6.2	$(18.1)	$(20.4)

	Pension Benefits		Health & Life Benefits

(Millions)	2001	2000	2001	2000

Total amounts recognized in balance sheet Prepaid benefit cost	$38.8	$17.3	$—	$—
Accrued benefit liability	(14.1)	(14.0)	(18.1)	(20.4)
Intangible assets	2.0	2.9		—

Total recognized	$26.7	$6.2	$(18.1)	$(20.4)

	Pension Benefits		Health & Life Benefits

Assumptions as of September 30,	2001	2000	2001	2000

Discount rate	7.25%	7.75%	7.25%	7.75%
Expected return on plan assets	8.75%	8.50%	8.25%	8.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

     The company assumed healthcare cost trend rates for fiscal year 2002 for Medicare eligible and non-Medicare eligible retirees of 12.00 percent and 10.0 percent, respectively; and expects these rates to decrease gradually to 5.75 percent and 5.50 percent, respectively, in 2007 and remain at those levels thereafter.

	Pension Benefits			Health & Life Benefits

(Millions)	2001	2000	1999	2001	2000	1999

Components of net periodic benefit cost
Service cost	$7.8	$8.0	$9.7	$4.4	$4.6	$5.0
Interest cost	34.7	33.4	31.5	16.1	15.1	14.3
Expected return on plan assets	(51.7)	(48.8)	(41.6)	(8.8)	(7.5)	(6.3)
Recognized prior service cost	2.3	2.1	2.1	—	—	—
Recognized actuarial gain	(10.2)	(8.8)	(0.4)	(2.5)	(2.4)	(0.7)
Amortization of transition obligation	(2.4)	(2.4)	(2.5)	9.5	9.5	9.5

Net periodic benefit cost	(19.5)	(16.5)	(1.2)	18.7	19.3	21.8
Amount capitalized as construction cost	3.6	3.1	0.8	(3.8)	(3.9)	(4.4)
Amount deferred as a regulatroy asset — net	3.4	3.9	0.9	2.1	1.2	0.5

Amount charged to expense	$(12.5)	$(9.5)	$0.5	$17.0	$16.6	$17.9

     The projected benefit obligation and accumulated benefit obligation for the company’s non-funded SERP, which has accumulated benefits in excess of plan assets, were $15.1 million and $14.2 million, respectively, as of September 30, 2001 and $16.4 million and $14.0 million, respectively, as of September 30, 2000. The plan has no assets.

     The assumed healthcare trend rate has a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in the assumed healthcare trend rate would have the following effects:

	1-Percentage-	1-Percentage-
(Millions)	Point Increase	Point Decrease

Increase (decrease) total service and interest cost components	$3.7	$(2.9)
Increase (decrease) postretirement obligation	$38.6	$(31.4)

     Almost all of the estimated postretirement benefit costs and the transition obligation apply to the company’s regulated activities. The Public Service Commission of the District of Columbia (PSC of DC) granted the recovery of postretirement benefit costs determined in accordance with generally accepted accounting principles (GAAP) through a five-year phase-in plan that ended September 30, 1998. The regulated utility deferred the difference generated during the phase-in period as a regulatory asset. Effective October 1, 1998, the PSC of DC granted the regulated utility full recovery of costs determined under GAAP plus a fifteen-year amortization of the regulatory asset established during the phase-in period. In an order dated September 28, 1995, the State Corporation Commission of Virginia (SCC of VA) issued a generic order that allowed the regulated utility to recover most costs determined under GAAP in rates over twenty years. The SCC of VA, however, set a forty-year recovery period of the transition obligation. As prescribed by GAAP, the regulated utility amortizes these costs over a twenty-year period. The Public Service Commission of Maryland (PSC of MD) has not rendered a decision to the regulated utility that specifically addresses recovery of postretirement benefit costs determined in accordance with GAAP. However, the PSC of MD has allowed a sufficient level of rates to recover the costs determined under GAAP.

     Postretirement benefit costs deferred as a regulatory asset at September 30, 2001 were $8.6 million. The regulated utility expects these costs will be recovered over a twenty-year period that began October 1, 1993.

     Each regulatory commission having jurisdiction over the regulated utility requires it to fund amounts reflected in rates for postretirement benefits to irrevocable trusts. The expected long-term rate of return on the assets in the trusts was 8.25 percent for fiscal years 2001, 2000, and 1999. The regulated utility assumes a 39.6 percent income tax rate to compute taxes on the taxable portion of the income in the trusts.

11. STOCK-BASED COMPENSATION

     The company and its subsidiaries periodically provide compensation in the form of common stock to certain employees and company directors. The company designed its stock-based compensation plans to promote its long-term success by attracting, recruiting and retaining key employees, and giving certain employees and company directors an ownership interest in the company, thereby promoting a closer alignment of interests between such persons and the company’s shareholders. Under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), the company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations in accounting for its stock-based compensation plans. The stock-based compensation arrangements are discussed more fully below.

STOCK-BASED COMPENSATION FOR KEY EMPLOYEES

     The company has granted restricted stock to participants in the Long-Term Incentive Compensation Plan (LTICP) and to certain other employees. These shares have restrictions on vesting, sale and transferability. Restrictions lapse with the passage of time. The company holds the certificates for restricted stock until the shares fully vest. In the interim, the participants receive full dividend and voting rights. The LTICP expired on June 27, 1999 and was replaced with the 1999 Incentive Compensation Plan (1999 Plan).

     Approved by the shareholders in February 1999, the 1999 Plan allows the company to grant up to 1,000,000 shares of common stock to officers and key employees. Under the 1999 Plan, the company may impose performance goals, which if unattained, may result in participants forfeiting all or part of the award. For fiscal years 1999 through 2001, the company granted an aggregate of 112,701 performance shares under the 1999 Plan, which may vest over 18 to 36 months from date of grant. At the end of the associated vesting period, the issuance of any performance shares depends upon the company’s achievement of performance goals for total shareholder return relative to a selected company peer group.

     In accordance with APB No. 25, the company recognizes estimated compensation expense for restricted stock and performance shares ratably over the shares’ vesting periods. The following table discloses the number of shares granted and outstanding under the LTICP and 1999 Plan, as well as the associated weighted-average fair value at grant dates and compensation expense recognized during each reporting period.

PERFORMANCE SHARES AND RESTRICTED STOCK

		Long-Term Incentive
		Compensation Plan			1999 Plan

	2001	2000	1999	2001	2000	1999

Shares outstanding — beginning of period	36,700	86,510	116,380	73,694	45,702	—
Shares granted Performance shares	—	—	—	33,377	33,622	45,702
Restricted shares	—	—	—	—	1,000	—
Shares vested	(17,670)	(39,930)	(29,870)	—	—	—
Shares forfeited	(2,560)	(9,880)	—	—	(6,630)	—

Shares outstanding — end of period	16,470	36,700	86,510	107,071	73,694	45,702

Weighted-average fair value on grant dates	$—	$—	$—	$26.875	$27.09	$22.63
Compensation expense recognized	$209,000	$465,000	$758,000	$730,213	$1,267,000	$303,000

     For fiscal years 1999 through 2001, the company granted an aggregate of 299,219 non-qualified stock options to officers under the 1999 Plan, 271,604 of which were outstanding at September 30, 2001. Since the stock options were granted at the fair market value of the company’s stock on the grant dates, no compensation expense was recognized for any fiscal year. During fiscal year 2001, a total of 10,682 stock options became vested and may be exercised through October 1, 2003 at prices ranging from $22.63 to $27.13 with a weighted-average exercise price of $24.67. The remaining 260,922 stock options continue to be outstanding and will vest three years after the date of the grant and expire on the tenth anniversary of the grant date. The following options to purchase shares were exercised during fiscal year 2001:

Option Shares	Exercise Price

14,560	$22.625
13,055	$27.125

     The following table provides additional information regarding nonqualified stock options granted under the 1999 Plan for fiscal years 1999 through 2001, including the assumptions used to calculate fair market value of the stock options granted in each fiscal year.

STOCK OPTIONS

	Years Ended September 30,

	2001	2000	1999

Stock Options Outstanding, beginning of year	209,969	99,465	---
Stock Options Granted	89,250	110,504	99,465
Stock Options Exercised	(27,615)	—	---

Stock Options Outstanding, end of year	271,604	209,969	99,465

Exercise prices of stock options outstanding, end of year:
Low	$22.63	$22.63	$22.63
High	27.13	27.13	22.63
Weighted-average	25.41	24.70	22.63

Weighted-average remaining vesting life of stock options outstanding, end of year	1.5 years	1.9 years	2.5 years

Fair Market Value Assumptions (Black-Scholes model):
Dividend yield	4.6%	4.8%	4.8%
Expected stock-price volatility	24.0%	24.0%	24.0%
Risk-free interest rate	6.3%	6.3%	6.3%
Expected option life	3 years	3 years	3 years
Weighted-average fair market value of stock options granted during the year	$4.57	$4.52	$3.85

     No compensation expense has been recognized in the Consolidated Statements of Income for the stock option grants. If compensation expense for the stock-based compensation plans had been determined based on the fair value at the grant dates for awards under these plans consistent with the method prescribed by SFAS No. 123, the company’s net income and earnings per share would have been reduced to the amounts shown in the following pro forma table.

PRO FORMA EFFECT OF STOCK OPTIONS

	Years Ended
		September 30,
(Thousands, except per share data)	2001	2000	1999

Net income As reported	$82,445	$83,251	$67,437
Pro forma	82,166	83,073	67,396
Earnings per average common share—basic As reported	$1.75	$1.79	$1.47
Pro forma	1.74	1.79	1.47
Earnings per average common share—diluted As reported	$1.75	$1.79	$1.47
Pro forma	1.74	1.79	1.46

STOCK GRANTS TO DIRECTORS

     Non-employee directors receive a portion of their annual retainer fee in the form of common stock through the Directors’ Stock Compensation Plan. Shares granted to directors totaled 5,600, 6,400 and 5,600 in fiscal years 2001, 2000 and 1999, respectively. For those periods, the fair value of the stock on the grant dates was $29.19, $26.04 and $25.49, respectively. Shares awarded to the participants: 1) vested immediately and cannot be forfeited; 2) may be sold or transferred; and 3) have voting and dividend rights.

12. ENVIRONMENTAL MATTERS

     The company and its subsidiaries are subject to federal, state and local laws and regulations related to environmental matters. These evolving laws and regulations may require expenditures over a long timeframe to control environmental impacts. Estimates of liabilities for environmental response costs are difficult to determine with precision because many factors can affect their ultimate level.

     The company has identified up to ten sites where WGL Holdings’ regulated utility subsidiaries or their predecessors may have operated manufactured gas plants (MGPs). The regulated utility last used any such plant in 1984. In connection with these operations, the regulated utility is aware that coal tar and certain other by-products of the gas manufacturing process are present at or near some former sites and may be present at others. The regulated utility does not believe that any of the sites present any unacceptable risk to human health or the environment.

     At one of the former MGP sites, studies show the presence of coal tar under the site and an adjoining property. The regulated utility has taken steps to control the movement of contaminants into an adjacent river by installing a water treatment system that removes and treats contaminated groundwater at the site. The regulated utility received approval from governmental authorities for a comprehensive remedial plan for the majority of the site that will allow commercial development of the regulated utility’s property. The regulated utility has entered into an agreement with a national developer for the development of this site in phases. The regulated utility has also entered into a ground lease and obtained a carried interest for the first of two phases. Construction has been substantially completed on the first phase of this development and the planning for phase two is presently underway. The regulated utility continues to seek approval of a remedial plan for the remainder of the site, including an adjoining property owned by a separate entity.

     At a second former MGP site, a local government notified the regulated utility about the detection of a substance in an adjacent river that may be related to this site. This same local government owned and operated the MGP for the majority of the life of the plant. The local government sold the MGP to a company that was subsequently merged into Washington Gas. Washington Gas retired the MGP many years ago. Washington Gas has entered into a settlement agreement with the local government and has no further obligation with respect to any costs that may be incurred by the local government to remediate the site.

     At a third former MGP site and on an adjacent parcel of land, the regulated utility made applications under a state voluntary closure program. The regulated utility has developed a remediation plan for the site and is currently seeking approval of that plan from the state.

     The company believes, at this time, that appropriate remediation is being undertaken or that no remediation is necessary at the remaining seven sites.

     Through September 30, 2001, Washington Gas had paid $11.8 million for environmental response costs. Washington Gas has recorded a liability of $7.6 million on an undiscounted basis at September 30, 2001, related to future environmental response costs. This estimate principally includes the minimum liabilities associated with a range of environmental response costs expected to be incurred at the sites the company has identified. Washington Gas estimates the maximum liability associated with all of its sites to be approximately $22.2 million at September 30, 2001. The estimates were determined by Washington Gas’s environmental experts, based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. Variations within the range of estimated liability result primarily from differences in the number of years that will be required to perform environmental response processes at each site (2 to 25 years) and the extent of remediation that may be required.

     Regulatory orders issued by the PSC of MD allow the regulated utility to recover the costs associated with the sites applicable to Maryland over periods ranging from five to thirty years. Rate orders issued by the PSC of DC allow the regulated utility a three-year recovery of prudently incurred environmental response costs and allows the regulated utility to defer additional costs incurred between rate cases. At September 30, 2001, there were no environmental regulatory assets subject to recovery in Virginia. At September 30, 2001, the regulated utility reported a regulatory asset of $5.8 million for the portion of environmental response costs it believes are recoverable in rates. Based on existing knowledge, Washington Gas does not expect that the ultimate impact of these matters will have a material adverse effect on its financial position or results of operations.

13. COMMITMENTS AND CONTINGENCES

     Certain legal and administrative proceedings, incidental to the company’s business, involve WGL Holdings and/or its subsidiaries. In the opinion of management, the company has recorded adequate provisions for probable losses related to these proceedings. Management does not expect the final resolution of these matters will have a material adverse effect on the company’s financial position or results of operations.

REGULATED UTILITY OPERATIONS

Natural Gas Contracts

     Washington Gas has four long-term natural gas purchase contracts with producers and marketers to purchase natural gas at market-sensitive prices. These contracts provide for commodity charges based upon an ascertainable index and either fixed-reservation charges based on contracted minimum volumes or premiums built into volumetric charges. The contracts also provide for Washington Gas to pay monthly and/or annual deficiency charges if actual volumes fall below minimum levels. These gas purchase contracts expire during fiscal years 2002 and 2003. Under the terms of these gas purchase contracts, Washington Gas must make fixed payments and premiums totaling approximately $4.1 million at September 30, 2001.

     At September 30, 2001, Washington Gas also has service agreements with four pipeline companies that provide direct service and two upstream pipeline companies that provide for firm transportation and storage services. These agreements, which have expiration dates ranging from fiscal years 2002 to 2015, require Washington Gas to pay fixed charges each month. The aggregate amount of required payments under the pipeline service agreements total approximately $638.1 million at September 30, 2001. Certain contracts give Washington Gas an option to turn back capacity prior to the end of the contract. If these options are not exercised, Washington Gas would be responsible for the payment of an additional $196.3 million through 2015.

     The following table summarizes the estimated payments that Washington Gas will make under its natural gas purchase and pipeline transportation contracts during the next five years.

(Millions)	2002	2003	2004	2005	2006	Total

Natural gas purchase contracts	$2.4	$1.7	$—	$—	$—	$4.1
Pipeline contracts	98.1	91.3	87.9	72.8	67.8	417.9

Total	$100.5	$93.0	$87.9	$72.8	$67.8	$422.0

     Currently, Washington Gas recovers the costs incurred under these natural gas purchase contracts through the purchased gas cost recovery mechanisms included in its retail rate schedules in each of its jurisdictions. However, the timing and extent of Washington Gas’s initiatives to separate the purchase and sale of natural gas from the delivery of gas could cause its gas supply commitments to be in excess of its continued sales obligations.

     Washington Gas has rate provisions in effect in all three of its local jurisdictions that would allow it to continue to recover potential excess commitments in rates. The regulated utility also actively manages its supply portfolio to ensure its sales and supply obligations remain balanced. This reduces the likelihood that the contracted supply commitments would exceed supply obligations. However, to the extent Washington Gas were to determine that changes in regulation would cause it to discontinue recovery of these costs in rates, the regulated utility would be required to charge these costs to expense without any corresponding revenue recovery. If this occurred and depending upon the timing of the occurrence, the impacts on the company’s financial position and results of operations would likely be significant.

NON-UTILITY OPERATIONS

Natural Gas

     WGEServices, the company’s retail energy marketing subsidiary, has contracts to purchase fixed quantities of natural gas with terms of up to 24 months. WGEServices designs its purchase contracts to match the duration of its sales commitments and to effectively lock in a margin on gas sales over the terms of existing sales contracts.

     At any point in time, WGEServices may have a difference between the volumes of natural gas committed to its customers and the volumes of purchase commitments. WGEServices’ open position at September 30, 2001 was not material to the company’s financial position or results of operations.

Electricity

     On April 3, 2000, WGEServices entered into a master purchase and sale agreement with a wholesale energy marketer. Under the agreement, when WGEServices identifies profitable opportunities, it can purchase electric energy, capacity and certain ancillary services from the wholesaler, then resell it to retail electric customers in Maryland, the District of Columbia and in other regions as customer choice programs are introduced. Under the contract, electricity is provided to customers in Maryland and the District of Columbia on a full requirements basis. As a result, WGEServices has no open position on this contract at September 30, 2001. WGEServices presently provides electricity to customers in Maryland and the District of Columbia. During the past fiscal year WGEServices served a limited number of customers in Virginia, but did not have any Virginia customers as of September 30, 2001.

Transfers and Servicing of Financial Assets and Extinguishment of Liabilities

     The company’s non-regulated consumer financing segment has, in the past, extended credit to certain residential and small commercial customers to purchase gas appliances and other energy-related products. The company’s non-regulated consumer financing segment transfers with recourse certain of these accounts receivable to commercial banks. The company accounts for these transfers in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS No. 140).

     The transfers of the receivables with recourse totaled $19.2 million, $23.9 million and $28.6 million in fiscal years 2001, 2000 and 1999, respectively. Under the sales agreements with the banks, the company’s non-regulated subsidiary acts as an agent for the bank and services the receivables. At September 30, 2001, the company had a $2.0 million receivable representing the present value of estimated future net cash flows related to these sales. The company has also recognized in deferred credits a liability related to its estimated recourse obligation for sales of receivables since December 31, 1996.

     The company considers receivables transferred with recourse to be financial instruments with off-balance sheet risk. At September 30, 2001, the company’s exposure to credit loss in the event of non-performance by customers is $43.7 million, represented by the $45.5 million balance of transferred receivables that remain outstanding, less $1.8 million for recourse obligations and provisions for uncollectible accounts.

     The company finances certain construction projects being managed by its commercial HVAC subsidiary with long-term debt. Under the terms of the agreement with the lender, all payments received from the project owner are used to satisfy the payments of principal and interest associated with the debt for these construction projects. As the debt is incurred, the company establishes a note receivable representing the owner’s obligation to remit principal and interest. Upon acceptance of the project, the company accounts for the transfer of the financed asset as a sale in accordance with SFAS No. 140 and removes both the note receivable and long-term debt from its financial statements. During fiscal year 2001 the company eliminated $24.3 million of notes receivable and long-term debt related to completed projects. The following table details the activity related to long-term borrowings associated with construction projects:

(Millions)

Balance September 30, 2000	$7.0
Debt Issued	40.6
Debt Retired	(24.3)

Balance September 30, 2001	$23.3

Affiliate Guarantees

     WGL Holdings guarantees certain purchases of natural gas and electricity for its retail energy marketing subsidiary, WGEServices. At September 30, 2001, WGL Holdings has $120.5 million of guarantee agreements outstanding for WGEServices’ purchases of natural gas and electricity.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the company’s financial instruments at September 30, 2001 and 2000. The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2001		2000

	Carrying	Fair	Carrying
(Millions)	Amount	Value	Amount	Fair Value

Current assets	$219.4	$219.4	$147.4	$147.4
Current liabilities	349.2	349.2	349.9	349.9
Long-term debt	584.4	610.3	559.7	532.9

     Financial instruments included in current assets consist of cash and cash equivalents, net accounts receivable, accrued utility revenues and other miscellaneous receivables. Financial instruments included in current liabilities consist of total current liabilities from the Consolidated Balance Sheets excluding capital lease obligations and accrued vacation costs. The carrying amount of the financial instruments included in current assets and current liabilities approximates fair value because of the short maturity of these instruments. The fair value of long-term debt was estimated based on the quoted market prices of U.S.

Treasury issues having a similar term to maturity, adjusted for the Washington Gas’s credit quality and the present value of future cash flows.

15. OPERATING SEGMENT REPORTING

     In fiscal year 1999, the company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131). SFAS No. 131 introduced a new model, called the “management approach,” to identify and report on the operating segments of a business enterprise. Operating segments comprise revenue-generating components of an enterprise for which it produces separate financial information internally that management regularly uses to make operating decisions and assess performance.

     The company reports four operating segments: 1) regulated utility; 2) retail energy marketing; 3) HVAC; and 4) consumer financing.

     With over 93 percent of the company’s assets, the regulated utility segment comprises the company’s core business. The regulated utility segment provides regulated gas distribution services, including the sale and delivery of natural gas, meter reading, bill preparation and responding to customer inquiries. The regulated utility segment serves residential, commercial and industrial customers in metropolitan Washington, D.C. and parts of Maryland and Virginia. In addition, the regulated utility segment also includes the operation of an underground natural gas storage facility regulated by the Federal Energy Regulatory Commission.

     Through the company’s subsidiary, WGEServices, the retail energy marketing segment sells natural gas directly to customers, both inside and outside the company’s traditional service territory, in competition with unregulated gas marketers. During fiscal year 2001, WGEServices made its initial entry into the retail electricity markets and was able to enroll 44,000 new customers to purchase electricity in Maryland and the District of Columbia. WGEServices will continue to market electricity to other customers as profitable opportunities develop.

     Through two wholly owned subsidiaries, ACI and WGESystems, and as a co-investor in Primary Investors, the HVAC segment designs, renovates and services mechanical heating, ventilating and air conditioning systems for commercial and residential customers.

     The consumer financing segment provided financing for consumer purchases of natural gas appliances and other energy-related equipment. In September 2001, the company reduced its consumer financing operations and will not actively pursue new loan applications, but rather limit its operations to the servicing of existing loans.

     The same accounting policies as those described in Note 1 apply to the reported segments. While net income or loss is the primary criterion for measuring a segment’s performance, the company also evaluates segments based on other relevant factors, such as penetration into their respective markets. The following table presents operating segment information.

OPERATING SEGMENT FINANCIAL INFORMATION

				Non-Utility Operations

	Regulated	Retail Energy		Consumer	Other		Eliminations/
(Thousands)	Utility	Marketing	HVAC	Financing	Activities	Total	Other	Consolidated
Year Ended September 30, 2001

Total Revenues	$1,446,456	$419,226	$70,279	$3,050	$508	$493,063	$—	$1,939,519
Operating Expenses:
Depreciation and Amortization	68,754	279	245	124	—	648	—	69,402
Other Operating Expenses (a)	1,177,368	420,670	61,643	3,808	717	486,838	—	1,664,206
Income Tax Expense (Benefit)	59,009	(896)	1,708	(374)	(75)	363		59,372

Total Operating Expenses	1,305,131	420,053	63,596	3,558	642	487,849	—	1,792,980
Equity in Loss of 50% Investment	—	—	(2,595)	—	—	(2,595)	—	(2,595)
Provision for Impairment Loss	—	—	(3,900)	—	—	(3,900)	—	(3,900)

Operating Income (Loss)	141,325	(827)	188	(508)	(134)	(1,281)	—	140,044
Interest Expense Net	47,403	723	1,247	74	5	2,049	548	50,000
Other Non-Operating Income (Expense) (b)	(2,751)	—	(76)	—	—	(76)	(3,452)	(6,279)
Dividends on Washington Gas Preferred Stock	1,320	—	—	—	—	—	—	1,320

Net Income (Loss)	$89,851	$(1,550)	$(1,135)	$(582)	$(139)	$(3,406)	$(4,000)	$82,445

Total Assets	$1,954,844	$102,254	$32,698	$12,236	$804	$147,992	$(21,723)	$2,081,113

Capital Expenditures/ Investments	$128,588	$1,028	$1,202	$447	$—	$2,677	$—	$131,265

Year Ended September 30, 2000

Total Revenues	$1,031,105	$166,705	$47,473	$2,962	$947	$218,087	$—	$1,249,192
Operating Expenses Depreciation and Amortization	65,514	32	568	—	—	600	—	66,114
Other Operating Expenses (a)	792,907	165,617	40,885	1,532	1,980	210,014	—	1,002,921
Income Tax Expense (Benefit)	47,821	519	1,511	495	(1,083)	1,442		49,263

Total Operating Expenses	906,242	166,168	42,964	2,027	897	212,056	—	1,118,298
Equity in Loss of 50% Investment	—	—	(1,949)	—	—	(1,949)	—	(1,949)

Operating Income	124,863	537	2,560	935	50	4,082	—	128,945
Interest Expense Net	41,643	8	1,108	170	2	1,288	805	43,736
Other Non-Operating Income (Expense) (b)	—	—	(10)	—	—	(10)	(625)	(635)
Dividends on Washington Gas Preferred Stock	1,323	—	—	—	—	—	—	1,323

Net Income (Loss)	$81,897	$529	$1,442	$765	$48	$2,784	$(1,430)	$83,251

Total Assets	$1,825,909	$47,933	$40,932	$11,763	$680	$101,308	$12,772	$1,939,989

Capital Expenditures/Investments	$122,480	$145	$10,999	$1,193	$—	$12,337	$—	$134,817

Year Ended September 30, 1999

Total Revenues	$972,120	$103,851	$31,208	$3,779	$1,258	$140,096	$—	$1,112,216
Operating Expenses Depreciation and Amortization	59,940	26	177	—	—	203	—	60,143
Other Operating Expenses (a)	772,420	101,492	28,485	790	(1,444)	129,323	—	901,743
Income Tax Expense (Benefit)	38,689	764	885	1,100	1,077	3,826		42,515

Total Operating Expenses	871,049	102,282	29,547	1,890	(367)	133,352	—	1,004,401
Equity in Loss of 50% Investment	—	—	(54)	—	—	(54)	—	(54)

Operating Income	101,071	1,569	1,607	1,889	1,625	6,690	—	107,761
Interest Expense Net	36,338	5	474	150	4	633	—	36,971
Other Non-Operating Income (Expense) (b)	—	—	57	—	—	57	(2,079)	(2,022)
Dividends on Washington Gas Preferred Stock	1,331	—	—	—	—	—	—	1,331

Net Income (Loss)	$63,402	$1,564	$1,190	$1,739	$1,621	$6,114	$(2,079)	$67,437

Total Assets	$1,698,143	$33,872	$20,560	$12,270	$239	$66,941	$10,415	$1,775,499

Capital Expenditures/Investments	$158,190	$38	$8,005	$—	$—	$8,043	$—	$166,233

(a)	Includes cost of gas and revenue taxes during all reported periods, a loss on the sale of utility property during the fiscal year ended September 30, 1999, and gains on the sales of non-utility assets during the 2000 and 1999 fiscal years reported.

(b)	The amount reported for Other Non-Operating Income (Expense) are net of applicable taxes.

Glossary of Key Terms

ACI: American Combustion Industries, Inc. is a subsidiary of WGL Holdings, Inc. that provides HVAC-related products and services to commercial customers.

Bundled Service: Service in which customers purchase both the natural gas commodity and the distribution or delivery of the commodity from the local regulated utility. When customers purchase bundled service from the company’s subsidiary, Washington Gas, no mark-up is applied to the cost of the natural gas commodity that is passed through to customers. The regulated utility has an opportunity to earn a fair rate of return on the delivery of the natural gas.

City Gate: A point or measuring station at which a gas distribution system receives gas from a pipeline or transmission system.

Consumer Financing: Offers financing on appliances and energy-related products to customers.

Degree Day (Heating): A measure of the coldness of weather based on the extent to which the daily average temperature falls below 65 degrees Fahrenheit.

Delivery Service: The regulated distribution, or delivery, of natural gas to retail customers. The regulated utility provides delivery service to retail customers in Washington, D.C. and parts of Maryland and Virginia.

Firm Customers: Customers whose gas supply will not be disrupted to meet the needs of other customers. Typically, this class of customers comprises residential customers and the vast majority of commercial customers.

HVAC: Heating, ventilating and air conditioning products and services.

Interruptible Customers: Large commercial customers whose service can be temporarily interrupted in order for regulated utility to meet the needs of firm customers. These customers pay a lower delivery rate than firm customers and they must be able to readily substitute an alternate fuel for natural gas. The effect on net income of any changes in delivered volumes or prices to the interruptible class is minimized by margin sharing arrangements in the company’s tariffs.

Merchant Function: The purchase of the natural gas commodity by the regulated utility on behalf of retail customers.

PSC of DC: Public Service Commission of the District of Columbia, a three-member board that regulates the utility’s distribution operations in the District of Columbia.

PSC of MD: Public Service Commission of Maryland, a five-member board that regulates the utility’s distribution operations in Maryland.

Regulated Utility: See Utility Operations.

Retail Energy Marketing: Unregulated sales of the natural gas and electricity commodities by company subsidiary, Washington Gas Energy Services, Inc.

SCC of VA: State Corporation Commission of Virginia, a three-member board that regulates the regulated utility’s distribution operations in Virginia.

Service Area: The region in which the regulated utility operates. The service area includes metropolitan Washington, D.C. and surrounding regions in Maryland and Virginia.

Tariffs: Documents issued by the regulatory commission in each state jurisdiction that sets the prices the regulated utility may charge and the practices it must follow when providing service to its customers.

Third-Party Marketer: Unregulated companies that sell natural gas and electricity directly to retail customers. Washington Gas Energy Services, Inc., a subsidiary company, is a third-party marketer.

Therm: A measure of heating value. The regulated utility reports its natural gas sales and deliveries in therms.

Unbundling: The separation of the delivery of natural gas or electricity from the sales of these commodities and related services that, in the past, were provided only by a regulated utility.

Utility Net Revenues: Utility revenues, less the associated cost of gas and applicable revenue taxes.

Utility Operations: The company segment that sells and distributes natural gas primarily to retail customers in Washington, D.C., Maryland and Virginia. Utility operations are regulated by state and federal regulatory commissions.

WGEServices: Washington Gas Energy Services, Inc. is a subsidiary of Washington Gas Resources Corp. that markets natural gas and electricity to retail customers.

WGESystems: Washington Gas Energy Systems, Inc., is a subsidiary of Washington Gas Resources Corp. that offers HVAC-related products and services to commercial customers.

WGL Holdings: WGL Holdings, Inc. is a newly formed holding company that, effective November 1, 2000, became the parent company of Washington Gas and its subsidiaries.

Weather Insurance: An insurance policy which provides the regulated utility’s earnings with some protection from the effects of warmer-than-normal winter weather conditions.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     Information concerning Directors contained in WGL Holdings’ definitive Proxy Statement and Washington Gas Light Company’s definitive Information Statement for the February 25, 2002 Annual Meeting of Shareholders, are hereby incorporated by reference. Information related to Executive Officers is reflected in part 1 hereof.

ITEM 11—EXECUTIVE COMPENSATION

     Information concerning Directors contained in WGL Holdings’ definitive Proxy Statement and Washington Gas Light Company’s definitive Information Statement for the February 25, 2002, Annual Meeting of Shareholders, are hereby incorporated by reference. Information related to Executive Officers as of September 30, 2001, is reflected in Part I hereof.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information captioned Security Ownership of Management in WGL Holdings’ definitive Proxy Statement and Washington Gas Light Company’s definitive Information Statement for the February 25, 2002, Annual Meeting of Shareholders, are hereby incorporated by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Karen Hastie Williams, a Director of the company and of Washington Gas Light Company, is a partner in the law firm Crowell & Moring. Crowell & Moring performed legal services for Washington Gas Light Company during fiscal year 2001.

PART IV

ITEM 14—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statement Schedules
(a)1

All of the financial statements and financial statement schedules filed as a part of the Annual Report on Form 10-K are included in Item 8.

(a)2

Schedule II, on pages 78 and 79, should be read in conjunction with the financial statements in this report. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY 2001 Form 10-K

Schedule/		Pages in
Exhibit	Description	10-K

II	Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2001, 2000 and 1999 – WGL Holdings, Inc.	78
	Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2001, 2000 and 1999 – Washington Gas Light Company	79
(a)3	Exhibits
Exhibits Filed Herewith:
3.	Articles of Incorporation and Bylaws: Bylaws of Washington Gas Light Company as amended on September 26, 2001.	See Separate Volume
10	Material Contracts:
10.0	Employment Agreement between Washington Gas Light Company and Ms. Elizabeth M. Arnold, as defined in Item 402 (a)(3) of Regulation S-K, dated November 1, 2000.
10.1	Employment Agreement between Washington Gas Light Company and Mr. Terry D. McCallister, as defined in Item 402 (a)(3) of Regulation S-K, dated December 14, 2001.
10.2	WGL Holdings, Inc. and Washington Gas Light Company Deferred Compensation Plan for Outside Directors, adopted December 18, 1985, and amended as of November 1, 2000.*
10.3	WGL Holdings, Inc. Directors’ Stock Compensation Plan, adopted on October 25, 1995, and amended as of November 1, 2000.*
10.4	WGL Holdings, Inc. 1999 Incentive Compensation Plan, approved March 3, 2000, and amended as of November 1, 2000.*
10.5	Employment Agreement between Washington Gas Light Company and Mr. Frederic M. Kline, as defined in Item 402 (a)(3) of Regulation S-K, dated November 1, 2000.
10.6	Employment Agreement between Washington Gas Light Company and Mr. James B. White, as defined in Item 402 (a)(3) of Regulation S-K, dated November 1, 2000.
10.7	Employment Agreement between Washington Gas Light Company and Mr. James H. DeGraffenreidt, Jr., as defined in Item 402 (a)(3) of Regulation S-K, dated December 14, 2001.
10.8	Washington Gas Light Company Supplemental Executive Retirement Plan amended through November 1, 2000.*
10.9	WGL Holdings, Inc. Long-Term Incentive Compensation Plan, adopted June 28, 1989, amended as of November 1, 2000.*

*Compensatory plan arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

Schedule/		Pages in
Exhibit	Description	10-K

12	Statement re Computation of Ratios—
12.0	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.
12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends— WGL Holdings, Inc.
12.2	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company
12.3	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends— Washington Gas Light Company
21.	Subsidiaries of WGL Holdings, Inc.
23.	Consent of Experts and Counsel

Exhibit	Description

(a)3	Exhibits (Continued)
Exhibits Incorporated by Reference:
2.	Plan of Merger between WGL Holdings, Inc. and Washington Gas Light Company, filed on Form S-4 dated February 2, 2000.
3.	Articles of Incorporations and Bylaws:
Washington Gas Light Company Charter, filed on Form S-3 dated July 21, 1995. WGL Holdings, Inc. Charter, filed on Form S-4 dated February 2, 2000.
4.	Instruments defining the rights of Security Holders including indentures:
Indenture, dated September 1, 1991 between Washington Gas Light Company and The Bank of New York, as Trustee, regarding issuance of unsecured notes, filed on Form 8-K on September 19, 1991.
Supplemental Indenture, dated September 1, 1993 between Washington Gas Light Company and The Bank of New York, as Trustee, regarding the addition of a new section to the Indenture dated September 1, 1991, filed on Form 8-K on September 10, 1993.
10.	Material Contracts:
Service Agreement effective October 1, 1993 between Washington Gas Light Company and Transcontinental Gas Pipe Line Corporation related to the upstream capacity on the CNG Transmission Corporation system, filed on Form 10-K for the fiscal year ended September 30, 1993.
Service Agreement effective October 1, 1993 between Washington Gas Light Company and Transcontinental Gas Pipe Line Corporation related to General Storage Service, filed on Form 10-K for the fiscal year ended September 30, 1993.
Service Agreement effective October 1, 1993 between Washington Gas Light Company and Texas Eastern Transmission Corporation related to Transportation Service, filed on Form 10-K for the fiscal year ended September 30, 1993.
Service Agreement effective November 1, 1993 between Washington Gas Light Company and Columbia Gas Transmission Corporation related to Firm Storage Service, filed on Form 10-K for the fiscal year ended September 30, 1993.
Service Agreement effective November 1, 1993 between Washington Gas Light Company and Columbia Gas Transmission Corporation related to Firm Transportation Service, filed on Form 10-K for the fiscal year ended September 30, 1993.
Service Agreement effective November 1, 1993 between Washington Gas Light Company and Columbia Gulf Transmission Company related to Firm Transportation Service, filed on Form 10-K for the fiscal year ended September 30, 1993.
Service Agreement effective November 1, 1993 between Washington Gas Light Company and Columbia Gulf Transmission Company related to Interruptible Transportation Service, filed on Form 10-K for the fiscal year ended September 30, 1993.
Service Agreement effective November 1, 1993 between Washington Gas Light Company and Columbia Gas Transmission Corporation related to Storage Service Transportation, filed on Form 10-K for the fiscal year ended September 30, 1993.

Exhibit	Description

	10.	Material Contracts (Continued):
Service Agreement effective November 1, 1993 between Washington Gas Light Company and Columbia Gas Transmission Corporation related to Storage In Transit Service, filed on Form 10-K for the fiscal year ended September 30, 1993.
Service Agreement effective October 1, 1993 between Washington Gas Light Company and CNG Transmission Corporation related to Firm Transportation Service, filed on Form 10-K for the fiscal year ended September 30, 1993.
Service Agreement effective October 1, 1993 between Washington Gas Light Company and CNG Transmission Corporation related to Firm Transportation Storage Service, filed on Form 10-K for the fiscal year ended September 30, 1993.
Service Agreement effective October 1, 1993 between Washington Gas Light Company and CNG Transmission Corporation related to General Storage Service, filed on Form 10-K for the fiscal year ended September 30, 1993.
Service Agreement effective February 1, 1992 between Transcontinental Gas Pipe Line Corporation and Frederick Gas Company, Inc. related to Firm Transportation Service, filed on Form 10-K for the fiscal year ended September 30, 1993.
Service Agreement effective February 1, 1992 between Washington Gas Light Company and Transcontinental Gas Pipe Line Corporation related to Firm Transportation Service, filed on Form 10-K for the fiscal year ended September 30, 1993.
Service Agreement effective August 1, 1991 between Washington Gas Light Company and Transcontinental Gas Pipe Line Corporation related to Washington Storage Service, filed on Form 10-K for the fiscal year ended September 30, 1993.
Retirement Plan for Outside Directors of Washington Gas Light Company, as amended on December 18, 1996 and filed on Form 10-K for the fiscal year ended September 30, 1997.*
*Compensatory plan arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

(b)		Reports on Forms 8-K:
The following reports were jointly filed, unless otherwise specified, on Forms 8-K from July 1, 2001, through the date of this filing:

Date Filed	Description of Event Occurred
July 5, 2001	Announcement of the election of Beverly J. Burke to Vice President and General Counsel of WGL Holdings as a replacement for John K. Keane, Jr., effective July 1, 2001.
August 13, 2001	Reported restatement of earnings for the second fiscal quarter ended March 31, 2001 and the correction of the press release issued on August 1, 2001 announcing earnings for the third fiscal quarter ended June 30, 2001.
October 4, 2001	Announcement of the election of Mr. Terry D. McCallister as President and Chief Operating Officer of WGL Holdings, Inc. and Washington Gas Light Company and Wilma Kumar-Rubock as Vice President and Chief Information Officer of Washington Gas Light Company.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of WGL Holdings, Inc. and Washington Gas Light Company:

     We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of WGL Holdings, Inc. (a Virginia corporation) and subsidiaries and Washington Gas Light Company (a District of Columbia and Virginia Corporation) (see Note 2) as of September 30, 2001 and 2000, and the related consolidated statements of income, common shareholders’ equity, cash flows and income taxes for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the companies’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WGL Holdings, Inc. and subsidiaries and Washington Gas Light Company as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth thereis in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Vienna, VA
October 29, 2001

WGL Holdings, Inc. and Subsidiaries
Schedule II – Valuation and Qualifying Accounts and Reserves
Years Ended September 30, 2001, 2000 and 1999

		Additions Charged to

	Balance at						Balance at
	Beginning of	Costs and	Other			Deductions	End of
	Period	Expenses	Accounts			(C)	Period

2001
Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$7,186	$21,608	$804	(A	)	$10,059	$19,539
Provision for impairment of investments and other deferred charges	1,946	—	—			—	1,946
Reserves:
Injuries and Damages	7,275	134	262	(B	)	732	6,939
Other	450	—	—			—	450
2000
Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$6,626	$8,268	$1,935	(A	)	$9,643	$7,186
Provision for impairment of investments and other deferred charges	4,147	—	—			2,201	1,946
Reserves:
Injuries and Damages	8,559	281	271	(B	)	1,836	7,275
Other	450	—	—			—	450
1999
Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$9,078	$8,801	$2,339	(A	)	$13,592	$6,626
Provision for impairment of investments and other deferred charges	4,147	—	—			—	4,147
Reserves:
Injuries and Damages	8,870	222	268	(B	)	801	8,559
Other	450	—	—			—	450

Notes:
(A)	Recoveries on receivables previously written off as uncollectible and unclaimed customer deposits, overpayments, etc., not refundable.

(B)	Portion of injuries and damages charged to construction and reclassification from other accounts.

(C)	Includes deductions for purposes for which reserves were provided or revisions made of estimated exposure.

Washington Gas Light Company
Schedule II – Valuation and Qualifying Accounts and Reserves
Years Ended September 30, 2001, 2000 and 1999

	Balance at	Additions Charged to					Balance at
	Beginning of	Costs and	Other				End of
	Period	Expenses	Accounts			Deductions (C)	Period

2001
Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$7,186	$20,439	$803	(A	)	$11,149	$17,279
Provision for impairment of investments
and other deferred charges	1,946	—	—			1,946	—
Reserves:
Injuries and Damages	7,275	134	262	(B	)	732	6,939
Other	450	—	—			—	450
2000
Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$6,626	$8,268	$1,935	(A	)	$9,643	$7,186
Provision for impairment of investments
and other deferred charges	4,147	—	—			2,201	1,946
Reserves:
Injuries and Damages	8,559	281	271	(B	)	1,836	7,275
Other	450	—	—			—	450
1999
Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$9,078	$8,801	$2,339	(A	)	$13,592	$6,626
Provision for impairment of investments
and other deferred charges	4,147	—	—			—	4,147
Reserves:
Injuries and Damages	8,870	222	268	(B	)	801	8,559
Other	450	—	—			—	450
Notes:

(A)	Recoveries on receivables previously written off as uncollectible and unclaimed customer deposits, overpayments, etc., not refundable.

(B)	Portion of injuries and damages charged to construction and reclassification from other accounts.

(C)	Includes deductions for purposes for which reserves were provided or revisions made of estimated exposure and transfers at formation of the Holding Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WGL HOLDINGS, INC. AND WASHINGTON GAS LIGHT COMPANY (Co-registrants)

/s/ James H. DeGraffenreidt, Jr. James H. DeGraffenreidt, Jr. Chairman of the Board and Chief Executive Officer

Date: December 14, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James H. DeGraffenreidt, Jr. (James H. DeGraffenreidt, Jr.)	Chairman of the Board and Chief Executive Officer	12/14/01
/s/ Terry D. McCallister (Terry D. McCallister)	President and Chief Operating Officer Vice President and Chief Financial	12/14/01
/s/ Frederic M. Kline (Frederic M. Kline)	Officer (Principal Financial Officer)	12/14/01
/s/ Robert E. Tuoriniemi (Robert E. Tuoriniemi)	Controller (Principal Accounting Officer)	12/14/01
/s/ Michael D. Barnes (Michael D. Barnes)	Director	12/14/01
/s/ Daniel J. Callahan, Ill (Daniel J. Callahan, III)	Director	12/14/01
/s/ George P. Clancy, Jr. (George P. Clancy, Jr.)	Director	12/14/01
/s/ Melvyn J. Estrin (Melvyn J. Estrin)	Director	12/14/01
/s/ Debra L. Lee (Debra L. Lee)	Director	12/14/01
/s/ Karen Hastie Williams (Karen Hastie Williams)	Director	12/14/01

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY 2001
Form 10-K Exhibit Index

Exhibit	Description

3.	Articles of Incorporation and Bylaws:
Bylaws of the Washington Gas Light Company as amended on September 26, 2001
10	Material Contracts:
10.0	Employment Agreement between Washington Gas Light Company and Ms. Elizabeth M. Arnold, as defined in Item 402 (a)(3) of Regulation S-K, dated November 1, 2000.
10.1	Employment Agreement between Washington Gas Light Company and Mr. Terry D. McCallister, as defined in Item 402 (a)(3) of Regulation S-K, dated December 14, 2001.
10.2	WGL Holdings, Inc. and Washington Gas Light Company Deferred Compensation Plan for Outside Directors, adopted December 18, 1985, and amended as of November 1, 2000.*
10.3	WGL Holdings, Inc. Directors’ Stock Compensation Plan, adopted on October 25, 1995, and amended as of November 1, 2000.*
10.4	WGL Holdings, Inc. 1999 Incentive Compensation Plan, approved March 3, 2000, and amended as of November 1, 2000.*
10.5	Employment Agreement between Washington Gas Light Company and Mr. Frederic M. Kline, as defined in Item 402 (a)(3) of Regulation S-K, dated November 1, 2000.
10.6	Employment Agreement between Washington Gas Light Company and Mr. James B. White, as defined in Item 402 (a)(3) of Regulation S-K, dated November 1, 2000.
10.7	Employment Agreement between Washington Gas Light Company and Mr. James H. DeGraffenreidt, Jr. as defined in Item 402 (a)(3) of Regulation S-K, dated December 14, 2001.
10.8	Washington Gas Light Company Supplemental Executive Retirement Plan amended through November 1, 2000.*
10.9	WGL Holdings, Inc. Long-Term Incentive Compensation Plan, adopted June 28, 1989, amended as of November 1, 2000.*

*Compensatory plan arrangement required to be filed pursuant to Item 14(c) of Form 10-K
12	Statement re Computation of Ratios—
12.0	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.
12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock
Dividends— WGL Holdings, Inc.
12.2	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company
12.3	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends— Washington Gas Light Company
21.	Subsidiaries of WGL Holdings, Inc.
23.	Consents of Experts and Counsel