Form 10-K
period 2002-09-30
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2002-12-24
CIK 104819, 1103601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year ended September 30, 2002

Commission	Exact name of registrant as specified in its charter and	States of	I.R.S
File Number	principal office address and telephone number	Incorporation	Employer I.D. Number.

1-16163	WGL Holdings, Inc.	Virginia	52-2210912
1100 H Street, N.W.
Washington, D.C. 20080
(703) 750-2000

0-49807	Washington Gas Light Company	District of	53-0162882
	1100 H Street, N.W	Columbia
	Washington, D.C. 20080	and Virginia
(703) 750-4440

Securities registered pursuant to Section 12(b) of the Act (as of September 30, 2002):

Title of each class	Name of each exchange on which registered

WGL Holdings, Inc. common stock no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act (as of September 30, 2002):

Title of each class	Name of each exchange on which registered

Washington Gas Light Company preferred stock, cumulative, without par value:
$4.25 Series	Over-the-counter bulletin board
$4.80 Series	Over-the-counter bulletin board
$5.00 Series	Over-the-counter bulletin board

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes   X       No ______.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b of the Act): Yes ______    No   X

The aggregate market value of the voting common equity held by non-affiliates of the registrant, WGL Holdings, Inc., amounted to $1,300,421,904 as of March 31, 2002.

WGL Holdings common stock, no par value outstanding as of October 31, 2002: 48,578,921 shares.

All of the outstanding shares of Common Stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of October 31, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of WGL Holdings, Inc.’s definitive Proxy Statement and Washington Gas Light Company’s definitive Information Statement in connection with the 2003 Annual meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A and 14C not later than 120 days after September 30, 2002, are incorporated in Part III of this report.

Form 10-K
For the Fiscal Year Ended September 30, 2002

TABLE OF CONTENTS

PART I

Item 1	Business	3
	Subsidiaries	3
	Industry Segments	5
	Rates and Regulatory Matters	6
	Competition	10
	Gas Supply and Capacity	13
	Environmental Matters	15
	Other Information About the Business	16
Item 2	Properties	17
Item 3	Legal Proceedings	19
Item 4	Submission of Matters to a Vote of Security Holders	19
	Executive Officers of the Registrants	20
PART II

Item 5	Market for Registrants' Common Equity and Related Stockholder Matters	22
Item 6	Selected Financial Data	23
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	49
Item 8	Financial Statements and Supplementary Data	50
	WGL Holdings, Inc
	Results of Operations—Fiscal Year Ended September 30, 2002	50
	Washington Gas Light Company
	Results of Operations—Fiscal Year Ended September 30, 2002	56
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	92
PART III

Item 10	Directors and Executive Officers of the Registrants	93
Item 11	Executive Compensation	93
Item 12	Security Ownership of Certain Beneficial Owners and Management	93
Item 13	Certain Relationships and Related Transactions	93
PART IV

Item 14	Controls and Procedures	93
Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	94
	Signatures and Certifications	101

FORWARD LOOKING STATEMENTS

     Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues, and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.” Although the registrants (WGL Holdings, Inc. and Washington Gas Light Company) believe such forward-looking statements are based on reasonable assumptions, they cannot give assurance that every objective will be reached. Forward-looking statements speak only as of today and the registrants assume no duty to update them. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	changes in economic, competitive, political and regulatory conditions and developments;

•	changes in capital and energy commodity market conditions;

•	changes in credit market conditions and creditworthiness of customers and suppliers;

•	changes in relevant laws and regulations, including tax, environmental and employment laws and regulations;

•	weather conditions;

•	legislative, regulatory and judicial mandates and decisions;

•	timing and success of business and product development efforts;

•	technological improvements;

•	the pace of deregulation efforts and the availability of other competitive alternatives;

•	terrorist activities; and

•	other uncertainties.

     Such factors are difficult to predict accurately and are generally beyond the direct control of the registrants. Accordingly, while they believe that the assumptions are reasonable, the registrants cannot ensure that all expectations and objectives will be realized. Readers are urged to use care and consider the risks, uncertainties and other factors that could affect the registrants’ business as described in this annual report on Form 10-K. All forward-looking statements made in this report rely upon the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

FILING FORMAT

     This Annual Report on Form 10-K is a combined report being filed by two separate registrants: WGL Holdings, Inc. (WGL Holdings or the Company) and Washington Gas Light Company (Washington Gas or the regulated utility). Except where the content clearly indicates otherwise, any reference in the report to “WGL Holdings” or “the Company” is to the consolidated entity WGL Holdings and all of its subsidiaries, including Washington Gas, a distinct registrant that is a wholly owned subsidiary of WGL Holdings.

     The Management’s Discussion and Analysis of Financial Condition and Results of Operations is divided into the following two sections:

     WGL Holdings—describes the financial condition and results of operations of WGL Holdings and its subsidiaries on a consolidated basis. It includes brief discussions of WGL Holdings’ regulated utility and non-utility operations. The majority of WGL Holdings’ results of operations are derived from the regulated utility, Washington Gas, and to a much lesser extent, the results of the non-utility operations. Please refer to Washington Gas’ Results of Operations to obtain a complete understanding of the regulated utility’s operations.

     Washington Gas—comprises the majority of WGL Holdings’ regulated utility segment. As such, the financial condition and results of operations of Washington Gas’ utility operations and WGL Holdings regulated utility segment are essentially the same. Therefore, the focus of this section includes a detailed description of the financial condition and results of operations of the regulated utility. This section also describes any factors and results, related to the regulated utility, that are significantly different from those operations described in WGL Holdings’ Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The Management’s Discussion and Analysis of Financial Condition and Results of Operations for both WGL Holdings and Washington Gas should be read in conjunction with the respective Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

Part I

ITEM 1—BUSINESS

     INTRODUCTION

     Effective November 1, 2000, Washington Gas and its subsidiaries became subsidiaries of WGL Holdings, a holding company established under the Public Utility Holding Company Act of 1935. At that time, all of the shares of common stock of Washington Gas, a regulated natural gas utility, were converted into an equal number of shares of common stock of WGL Holdings, hence all of the shares of common stock of Washington Gas’ wholly owned subsidiaries (Crab Run Gas Company, Hampshire Gas Company and Washington Gas Resources Corporation) and a 50-percent equity investment in Primary Investors, LLC (Primary Investors) were also transferred to WGL Holdings as a result of the corporate restructuring. For further discussion of the Company’s restructuring, see Note 2 of the Notes to Consolidated Financial Statements.

     WGL Holdings, through its subsidiaries, sells and delivers natural gas and provides a variety of energy-related products and services to customers in the metropolitan Washington, D.C., Maryland and Virginia areas and beyond. The Company’s core subsidiary, Washington Gas, is involved in the distribution and sale of natural gas that is predominantly regulated by state regulatory commissions. The Company also offers energy-related products and services that are closely related to its core business. The majority of these energy-related activities are performed by wholly owned subsidiaries of Washington Gas Resources Corporation (Washington Gas Resources).

     SUBSIDIARIES

     During fiscal year 2002, WGL Holdings had four wholly owned subsidiaries and a 50-percent equity interest in a limited liability company, Primary Investors. As a result of a September 20, 2002 restructuring agreement and a final closing on October 15, 2002, between WGL Holdings and a 50-percent co-investor, Thayer Capital Partners (Thayer), the Company no longer has any remaining equity investment in Primary Investors or any financial commitment to this investment. For further discussion of the restructuring agreement with Thayer, see Note 3 of the Notes to Consolidated Financial Statements. The following paragraphs describe each subsidiary in the WGL Holdings’ corporate structure at September 30, 2002.

     Washington Gas—is a public utility that delivers and sells natural gas to customers in Washington, D.C. and adjoining areas in Maryland, Virginia and several cities and towns in the northern Shenandoah Valley of Virginia. Washington Gas has been engaged in the gas distribution business for 154 years, having been originally incorporated by an Act of Congress in 1848. It became a domestic corporation of the Commonwealth of Virginia in 1953 and a corporation of the District of Columbia in 1957. On April 1, 2000, Washington Gas merged its former wholly owned gas distribution subsidiary, Shenandoah Gas Company (Shenandoah) into itself. The merged company now serves approximately 939,000 customer meters in an area having a population estimated at 4.8 million. During the fiscal years ended September 30, 2002, 2001 and 2000, Washington Gas’ regulated operations reported operating revenues of $939 million, $1,459 million and $1,031 million, respectively, or 59 percent, 75 percent and 83 percent, respectively, of the Company’s total operating revenues.

     The following table lists the number of meters served and therms delivered by jurisdiction as of and for the year ended September 30, 2002. A therm of gas contains 100,000 British Thermal Units of heat, the heat content of approximately 100 cubic feet of natural gas. Ten million therms equal one billion cubic feet (bcf) of natural gas.

		Millions of Therms Delivered
	Meters Served on	Fiscal Year Ended
Jurisdiction	September 30, 2002	September 30, 2002

District of Columbia	147,881	292
Maryland	389,345	730
Virginia	402,065	485

Total	939,291	1,507

     Of the 1,507 million therms delivered in fiscal year 2002, 47.4 percent were sold and delivered by Washington Gas and 52.6 percent were delivered to various customers that acquired their gas from third-party marketers. Of the total therms delivered by Washington Gas, 69.7 percent went to firm customers and 30.3 percent went to interruptible customers. To be eligible to receive interruptible service, a customer must be capable of using an alternate fuel as a substitute for natural gas in the event Washington Gas determines their service must be interrupted to accommodate firm customers’ needs during periods of peak demand.

     Crab Run Gas Company (Crab Run)—is an exploration and production company whose assets are managed by an Oklahoma-based limited partnership. At September 30, 2002, Crab Run’s investment in this partnership was not material. WGL Holdings’ investment in this subsidiary is not material and management expects that future investments in Crab Run will be minimal.

     Hampshire Gas Company (Hampshire)— is a regulated natural gas storage business that operates an underground storage field in the vicinity of Augusta, West Virginia. Hampshire serves Washington Gas under a tariff administered by the Federal Energy Regulatory Commission (FERC).

     Washington Gas Resources—owns the majority of the Company’s non-utility, non-regulated subsidiaries. Washington Gas Resources’ subsidiaries, which are described below, include American Combustion Industries, Inc. (ACI), Brandywood Estates, Inc. (Brandywood), WG Maritime Plaza I, Inc. (WG Maritime), Washington Gas Energy Services, Inc. (WGEServices), Washington Gas Energy Systems, Inc. (WGESystems), Washington Gas Consumer Services, Inc. (Consumer Services) and Washington Gas Credit Corporation (Credit Corp.).

ACI—is a full-service mechanical contractor that offers turnkey products and services associated with the design, renovation, sale, installation and service of mechanical heating, ventilating and air conditioning (HVAC) systems. ACI serves the industrial, commercial and institutional sectors in Washington, Baltimore, Philadelphia, Richmond and Northern Virginia Areas.

Brandywood—was a general partner with a major developer at September 30, 2002, in a venture to develop 1,605 acres in Prince George’s County, Maryland. In March 1996, the partnership submitted a rezoning application to Prince George’s County for 790 acres of its property. The mixed-use development plan proposed approximately 1,600 homes, 100,000 square feet of retail space and 105,000 square feet of office space. In 1999, the rezoning application was remanded to a zoning hearing examiner for additional review. After not being successful in attempts to rezone the property, in October 2002, the partnership sold 1,605 acres of undeveloped land in Prince George’s County, Maryland.

WG Maritime—is a partner with a major developer whose purpose is to develop a 12-acre parcel owned by Washington Gas in the District of Columbia. Washington Gas selected the Lincoln Property Company to design, execute and manage the various phases of the development. The development is intended to be a mixed-use commercial project that will be implemented in five phases. The entire project is expected to be completed over a five-to-ten year period, depending on market demand. To date, Washington Gas has entered into two ninety-nine year ground leases for the first and second phases. WG Maritime holds an interest in both Phase I and Phase II ground lease tenants. None of WGL Holdings subsidiaries, including Washington Gas, will make capital investments in this venture or play an active role in any development or management activities.

WGEServices—is engaged in the sale of natural gas and electricity to retail customers in competition with unregulated marketers. At September 30, 2002, WGEServices served approximately 155,000 residential, commercial and industrial natural gas customers and 66,000 electricity customers both inside and outside

Washington Gas’ traditional service territory. WGEServices purchases natural gas and electricity commodities for resale and does not own electric generation, transmission or distribution facilities.

WGESystems—provides commercial energy services, including the design and renovation of mechanical HVAC systems in the District of Columbia and parts of Virginia and Maryland. Its business is very similar to that of ACI.

Consumer Services—was created to evaluate and perform various non-regulated, energy-related functions. This subsidiary is currently inactive and conducts no business at this time.

Credit Corp.—offered financing to customers to purchase gas appliances and other energy-related equipment. It is no longer offering new loans, but continues to service existing loans.

     Primary Investors— In August 1999, Washington Gas and Thayer formed a limited liability company, Primary Investors. Effective November 1, 2000, in connection with a corporate restructuring, Washington Gas transferred its ownership interest in Primary Investors to WGL Holdings. WGL Holdings and Thayer each owned fifty percent of Primary Investors. As a result of the September 20, 2002 restructuring agreement and a final closing on October 15, 2002, the Company no longer has an investment in this equity venture and has no further financial commitment to this investment.

     During the time that Thayer and WGL Holdings or Washington Gas co-owned Primary Investors, a wholly owned subsidiary of Primary Investors had a loan from a commercial bank for up to $6.75 million. WGL Holdings neither guaranteed nor cosigned this loan, and accordingly, had no obligation to repay this loan. On September 19, 2002, in connection with the restructuring of Primary Investors, the commercial bank that made the loan to the subsidiary of Primary Investors, referenced above, released WGL Holdings and its affiliates from any potential claim that the commercial bank may have made arising from that loan. No payment was required from WGL Holdings for this release. On September 20, 2002, WGL Holdings and Thayer entered into an agreement to restructure Primary Investors such that WGL Holdings has no liability or financial commitment to Thayer, Primary Investors or any subsidiary of Primary Investors. On October 15, 2002, WGL Holdings and Primary Investors executed a final closing and transferred all of its interest in Primary Investors to Thayer. As of September 30, 2002, the Company had no net investment in this equity venture.

     INDUSTRY SEGMENTS

     WGL Holdings, through its subsidiaries, sells and delivers natural gas and provides a variety of energy-related products and services to customers primarily in the metropolitan Washington, D.C., Maryland, and Virginia areas. The Company’s core subsidiary, Washington Gas, is involved in the distribution and sale of natural gas that is primarily regulated by state regulatory commissions. In response to changes in federal and state regulation, the Company has taken the initiative to offer competitively priced natural gas and electricity to customers through its unregulated retail energy-marketing subsidiary. The Company also offers energy-related products and services that are closely related to its core business. The majority of these energy-related activities are performed by wholly owned subsidiaries of Washington Gas Resources Corp. (Washington Gas Resources).

     WGL Holdings has three core operating segments: 1) regulated utility; 2) retail energy-marketing; and 3) heating, ventilating and air conditioning (HVAC) products and services. These three segments are described below:

     Regulated Utility. With over 92 percent of the Company’s assets, Washington Gas delivers natural gas to retail customers in accordance with tariffs set by state or District of Columbia regulatory commissions that have jurisdiction over Washington Gas’ rates. These rates are intended to provide the regulated utility with an opportunity to earn a reasonable rate of return on the investment devoted to the delivery of natural gas to customers. Washington Gas also sells the natural gas commodity to customers who have not elected to purchase natural gas from unregulated third-party marketers. The regulated utility does not incur a profit or a loss when it sells the natural gas commodity as utility customers are charged for the natural gas commodity at the same cost the regulated utility incurs, subject to routine regulatory reviews of the reasonableness of these costs. At September 30, 2002, the regulated utility was selling and delivering the natural gas commodity to approximately 78.8 percent of its customers. The remaining 21.2 percent of Washington Gas’ customers utilize the delivery services of Washington Gas for delivery of the natural gas commodity purchased from third-party marketers, one of which is a subsidiary of WGL Holdings. Factors critical to the success of the regulated utility include operating a safe, reliable natural gas distribution system, and recovering the costs and expenses of this business, which include a fair rate of return on invested capital that is allowed by the regulatory commissions that have jurisdiction over the regulated utility’s rates. Hampshire Gas Company, a wholly owned subsidiary of WGL Holdings, is a regulated natural gas storage business that operates an underground storage field on behalf of Washington Gas in accordance with a tariff administered by the Federal Energy Regulatory Commission (FERC).

     Retail Energy-Marketing. Washington Gas Energy Services, Inc. (WGEServices), a wholly owned subsidiary of Washington Gas Resources, competes with other third-party marketers by selling natural gas and electricity directly to residential, commercial and industrial customers, both inside and outside of the regulated utility’s traditional service territory. WGEServices began selling electricity in fiscal year 2001. WGEServices has the opportunity to make a profit or the potential to incur a loss from these sales. While WGEServices markets the natural gas and electric commodities, regulated utilities such as Washington Gas deliver the natural gas and electric commodities to their customers. No subsidiary or affiliate of the Company owns or operates any electric generation, electric transmission or electric distribution assets. Factors critical to the success of the retail energy-marketing business are managing the market risk of the difference between the sales price and the cost of natural gas and electricity, managing credit risks associated with customers and suppliers to this segment, and controlling the level of selling, general and administrative costs, most notably customer acquisition costs.

     HVAC. Two wholly owned subsidiaries, Washington Gas Energy Systems, Inc. (WGESystems) and American Combustion Industries, Inc. (ACI), provide turnkey design-build renovation projects to the commercial and government markets. For most of fiscal year 2002, through a former 50-percent equity investment in Primary Investors, LLC (Primary Investors), the HVAC segment also installed, repaired and maintained HVAC and plumbing equipment in the residential and small commercial markets. As a result of a restructuring agreement on September 20, 2002 and a final closing on October 15, 2002 between the Company and a 50-percent co-investor, the Company no longer has any remaining equity investment in Primary Investors or any financial commitment to the residential HVAC investment.

     The commercial HVAC operations focus on retrofitting a large number of aging commercial and government structures, primarily in the District of Columbia and parts of Maryland and Virginia. Factors critical to the commercial HVAC business’ success include the ability to maintain and grow the backlog of existing work through diversification of the market segments these subsidiaries serve and estimating and managing fixed price contracts.

     For further discussion of segment results, see Note 15 of the Notes to Consolidated Financial Statements.

     All reported per share amounts discussed in this document are based on average common shares outstanding, basic and diluted.

     RATES AND REGULATORY MATTERS

     Washington Gas is regulated by the Public Service Commission of the District of Columbia (PSC of DC), the Public Service Commission of Maryland (PSC of MD) and the State Corporation Commission of Virginia (SCC of VA). Hampshire is regulated by the FERC. See section, General Regulatory Matters, for a discussion of general regulatory issues and initiatives and Jurisdictional Rates and Regulatory Matters for information regarding the commissions and a discussion of recent regulatory proceedings.

     GENERAL REGULATORY MATTERS

     Regulated Service to Firm Customers

     In the District of Columbia jurisdiction, the firm residential and non-residential rate schedules are based upon 1) a flat commodity charge for each therm of gas consumed; and 2) a customer charge designed to recover certain fixed costs. Non-residential firm customers also pay a peak-usage charge that provides information on gas costs to customers during both peak and non-peak periods. In the Maryland and Virginia jurisdictions, the rate schedules for firm service are comprised of a fixed-charge per customer and a variable commodity rate structured as a declining block rate. Declining block rates have the impact of reducing changes in net revenue for deviations from normal weather.

     The firm tariff provisions in each Washington Gas jurisdiction contain gas cost recovery mechanisms that provide for the recovery of the invoice cost of gas applicable to firm customers. Under these mechanisms, firm customers’ rates are adjusted periodically to reflect increases and decreases in the actual cost of gas. Moreover, regulations in each jurisdiction provide for an annual reconciliation of gas costs collected from firm customers to the applicable invoice cost of gas paid to suppliers.

     Regulated Service to Interruptible Customers

     To qualify for interruptible service, a customer must be capable of substituting an alternate fuel for natural gas should Washington Gas determine that it needs to interrupt their service temporarily to meet firm customers’ needs during periods of peak demand. The effect on net income of changes in delivered volumes and prices to the interruptible class is minimized by margin-sharing arrangements that are included in Washington Gas’ rate design. Under these arrangements, Washington Gas returns a majority of the margins earned on interruptible gas sales and deliveries to firm customers after a gross margin threshold is reached in exchange for a portion of the fixed costs of providing service from the interruptible to the firm class. In Maryland, Washington Gas retains 100 percent of the gross margins associated with deliveries to new interruptible customers added after August 1989, until it has recovered its investment and the associated capital costs.

     Natural Gas Unbundling Initiatives

     Currently, for the majority of its business, the price that Washington Gas charges its customers is based on the combination of the cost it incurs for the natural gas commodity and the cost it incurs to deliver natural gas to its customers. Although most of Washington Gas’ revenue continues to be produced from the sale and delivery of natural gas on this combined or “bundled” basis, regulatory initiatives have allowed the separation or unbundling of the sale of the natural gas commodity from the delivery of gas on the regulated utility’s distribution system (delivery service). Margins generated from deliveries of customer-owned gas are equivalent to those earned on bundled gas service. Therefore, Washington Gas does not experience any loss of margins when customers choose to purchase their gas from a third-party marketer.

     Throughout the Washington Gas service area, all customers may choose to purchase their gas from an variety of unregulated marketers, including WGEServices, an affiliated natural gas and electricity retail marketer. When a customer selects an unregulated marketer as their gas supplier, Washington Gas continues to charge these customers to deliver natural gas through its distribution system. The status of the unbundling programs in the regulated utility’s major jurisdictions as of September 30, 2002, is discussed further in the section on Competition.

     WGEServices sells natural gas, as a third-party marketer, to both firm and interruptible customers in each Washington Gas jurisdiction in addition to other areas in Maryland and Virginia that are outside of the regulated utility’s jurisdictional service area. As a non-regulated marketer in a competitive market, WGEServices retains the full amount of margins generated on sales of the natural gas commodity, but also has the potential to incur a loss from the sales of this commodity.

     JURISDICTIONAL RATES AND REGULATORY MATTERS

     Washington Gas implemented a revenue increase in its Maryland jurisdiction effective September 30, 2002. Washington Gas has also requested authority to increase its rates from the applicable regulatory agency in each of the two remaining jurisdictions where the company operates. An order was issued on October 29, 2002 in the District of Columbia ordering Washington Gas to lower revenues in this jurisdiction and on November 6, 2002, Washington Gas filed an application for reconsideration as discussed below. Washington Gas filed for a rate increase in Virginia that is also discussed below. A description of each commission and the key issues in each jurisdiction are also discussed below.

     District of Columbia Jurisdiction

     The PSC of DC consists of three full-time members who are appointed by the Mayor with the advice and consent of the District of Columbia City Council. The term of each commissioner is four years. There are no limitations on the number of terms that can be served.

     Rate Case

     On February 17, 2000, the District of Columbia’s Office of the People’s Counsel (OPC) filed a complaint with the PSC of DC requesting an investigation into the reasonableness of the existing rates of Washington Gas. On February 28, 2000, Washington Gas filed an answer urging the PSC of DC to dismiss the OPC complaint. On March 21, 2001, the PSC of DC issued an Order granting OPC’s request to initiate an investigation into the reasonableness of Washington Gas’ base rates. The PSC of DC’s Order required Washington Gas to file base rate information no later than ninety days from March 21, 2001.

     On June 19, 2001, Washington Gas filed an application with the PSC of DC to increase rates in the District of Columbia. The request sought to increase overall annual revenues in the District of Columbia by approximately $16.3 million, or 6.8 percent, based on a proposed return on equity of 12.25 percent.

     On March 8, 2002, the OPC filed testimony in which it recommended that the PSC of DC order Washington Gas to reduce its rates by $12.0 million, or 5.0 percent. The OPC’s recommendation was premised on a 9.75 percent return on common equity. The OPC also recommended a one-time refund of an estimated $9.0 million associated with the cost of pensions and other postretirement benefits that had been collected by Washington Gas in accordance with a tracking mechanism previously approved by the PSC of DC. Washington Gas filed rebuttal testimony on April 15, 2002. Evidentiary hearings were held the week of May 20, 2002.

     On October 29, 2002 the PSC of DC issued an order for Washington Gas to decrease rates. The order directs a decrease in overall annual revenues in the District of Columbia of approximately $7.5 million. The PSC of DC approved a return on common equity of 10.6 percent and an overall rate of return of 8.83 percent. The PSC of DC rejected Washington Gas’ incentive rate plan. The PSC of DC rejected a proposal by OPC seeking retroactive refunds of asset management revenues collected by Washington Gas in the past and approved the utility’s proposal to share fifty percent of such future revenues with customers. The PSC of DC also ordered Washington Gas to refund the pension and postretirement costs, described above, over three years. Because these benefits had been collected through a tracking mechanism, a liability has already been established and there will be no effect on income.

     On November 6, 2002 Washington Gas filed with the PSC of DC an Application for Reconsideration (Application) of the order issued by the PSC of DC on October 29, 2002. Washington Gas’ Application automatically stayed the PSC of DC’s order. Washington Gas claims that the PSC of DC made calculation errors that overstated the amount of the revenue reduction by $1.4 million. Washington Gas also claims that the PSC of DC failed to take into consideration legitimate costs and operating expenses incurred by Washington Gas and included in the evidentiary record of the case. Washington Gas requested the PSC of DC to modify its ruling to correct calculation errors and apply its articulated principles consistently with the result that Washington Gas would only reduce rates by $1.9 million, which would allow Washington Gas the opportunity to earn the 10.6 percent return on common equity and the 8.83 percent overall rate of return authorized by the PSC of DC (assuming no other changes in post-test period costs or expenses) instead of the $7.5 million reduction noted in the October 29, 2002 order.

     On November 27, 2002, OPC filed an Application for several issues from the October 29, 2002 order, one of which is the retroactive refund of asset management revenues. Another intervenor in this case also filed an Application for Reconsideration. At the present time Washington Gas cannot predict the outcome of the Applications. Unless the PSC of DC decides against Washington Gas on the matter of asset management revenues, the decision by the PSC of DC on the Applications will apply on a prospective basis from the date of the order deciding the Applications for all matters. The PSC of DC has extended the time to issue a decision in this proceeding to January 13, 2003.

     Maryland Jurisdiction

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

     Rate Case

     On March 28, 2002, Washington Gas filed an application with the PSC of MD requesting an increase in revenues of approximately $31.4 million or 9.3 percent. The original request included a 12.5 percent return on common equity or 9.67 percent overall rate of return on a year-end rate base, coupled with an incentive rate plan.

     On April 26, 2002, the PSC of MD issued a ruling that established two separate phases for the purpose of considering and resolving specific issues that were stated at that time. In Phase I, the PSC of MD would review Washington Gas’ base rate case, its proposal regarding incentive rates and a number of other issues associated with Washington Gas’ proposed tariffs and rates. During Phase II the PSC of MD would review issues regarding Washington Gas’ proposal for serving as the “supplier/provider of last resort for natural gas services.”

     On July 30, 2002, after discussions among all parties, an uncontested settlement agreement on Phase I of the case was filed with the PSC of MD. On August 1, 2002, hearings were held to take testimony and receive evidentiary exhibits on the narrow question of whether the proposed settlement filed on July 30, 2002 was in the public interest. After evaluating the results of that day’s evidence, the PSC of MD cancelled the scheduled contested case hearing dates. After the August 1, 2002 hearing date, further discussions were held among the parties. An uncontested revised settlement was reached on Phase I of the case and filed with the PSC of MD on August 6, 2002. The revised settlement provided for an increase of $9.25 million in annual non-gas operating revenues. The settlement did not indicate the allowed return on common equity for the purpose of determining the amount of the settlement. An incentive-based rate plan was not included in the settlement. However, the parties have agreed to discuss performance standards as they may relate to an incentive rate plan within six months after the settlement is approved by the PSC of MD.

     On September 27, 2002, the PSC of MD issued an Order approving the revised settlement agreement that had been filed with the PSC of MD on August 6, 2002, without modification. The increase in revenues became effective for meter readings of Maryland customers on and after September 30, 2002.

     Virginia Jurisdiction

     The SCC of VA consists of three full-time members who are elected by the General Assembly of Virginia. Each commissioner has a six-year term with no limitation on the number of terms that can be served.

     Either of two methods may be used to request a modification of existing rates. First, Washington Gas may file a general rate application in which it may propose new adjustments to the cost of service which have not previously been approved by the Commission, as well as a revised return on equity. The rates under this process may take effect 150 days after the filing, subject to refund pending the outcome of the SCC of VA’s action on the application. Second, an Expedited Rate Case (ERC) procedure is available which provides that rate increases may take effect 30 days after the filing date, also subject to refund. Under the ERC mechanism, Washington Gas may not propose any new adjustments for issues not previously approved in the last general rate case, or a change in its return on equity from the level authorized in its last general rate case.

     Rate Case

     On June 14, 2002, Washington Gas filed with the SCC of VA an application to increase annual revenues in Virginia. The Shenandoah Gas Division of Washington Gas is included in the filing. The application requested to increase overall annual revenues by approximately $23.8 million. The Company requested an overall rate of return of 9.42 percent and a return on common equity of 12.25 percent versus its current return on common equity of 11.50 percent for Washington Gas and 10.7 percent for Shenandoah Gas. The Company also requested approval of an Incentive Rate Plan, which includes a 50/50 sharing between customers and Washington Gas of weather-normalized Virginia regulated earnings 100 basis points above or below the SCC of VA’s authorized return on equity. The incentive rate plan proposed no change in the method of recovering the cost of natural gas incurred by Washington Gas.

     Under the regulations of the SCC of VA, Washington Gas placed the entire amount of the requested revenue increase into effect on November 12, 2002, subject to refund pending the SCC of VA’s final decision in the proceeding. The collection of increased revenues and the contingent liability for refunds only relate to future financial results. Thus there was no provision for rate refunds as of September 30, 2002.

     On November 15, 2002, the Staff of the SCC of VA (Staff) filed testimony in response to Washington Gas’ presentation. The Staff took the position that Washington Gas’ revenues are sufficient and do not need to be revised, but recommended that operating revenues for the Shenandoah Gas Division be decreased by $1.4 million. The Staff’s estimate of the cost of equity for Washington Gas, including the Shenandoah Division, was a range between 9.50 percent and 10.50 percent. The Staff recommends the SCC of VA adopt a 10.0 percent return on equity for Washington Gas including the Shenandoah Division.

     Washington Gas filed rebuttal testimony in this proceeding on December 4, 2002. Hearings were held the week of December 16, 2002. The Company cannot predict the outcome of this pending regulatory proceeding.

     In a separate, but related matter, in accordance with an Order of the SCC of VA, Washington Gas performed a depreciation study, using data as of December 31, 2000 and an update as of December 31, 2001, to determine the adequacy of the current depreciation rates that Washington Gas uses to record depreciation expense for property located in its Virginia jurisdiction. Washington Gas submitted the study to the Staff in the first quarter of fiscal year

2002. Since that time, Washington Gas and the Staff have had several informal discussions regarding the depreciation rates included in the originally submitted study and the effective date that should be used for recording depreciation expense utilizing any new rates.

     Staff issued a letter dated October 2, 2002 approving new depreciation rates for Washington Gas and the related Shenandoah Gas Division, which would increase the annual depreciation expense by approximately $4.0 million. The Staff stated its position that the approved rates should be implemented as of January 1, 2002, but recognized that the implementation date will ultimately be decided by the SCC of VA in the pending rate case discussed above. Washington Gas believes the new depreciation rates should be implemented coincident with the effective date of the new base rates, which is the implementation date, November 12, 2002, of the interim rates that are subject to refund.

     The financial statements as of and for the periods ended September 30, 2002 do not reflect any modification of depreciation rates that Washington Gas has been utilizing since it last received formal approval of depreciation rates by the SCC of VA. To the extent the position of the Staff is upheld by the SCC of VA in the current rate case, without appropriate revenue relief, Washington Gas would have to record a charge to income for additional depreciation expense calculated from January 1, 2002 to November 12, 2002, without a corresponding amount of revenue.

     The Management’s Discussions and Analysis contains a table summarizing Washington Gas’ major rate applications and results thereof.

     COMPETITION

     COMPETITION WITH OTHER ENERGY PRODUCTS

     The core business of the regulated utility faces competition based on customers’ preferences for natural gas compared to other energy products and the comparative prices of those products. Currently, the most significant product competition occurs between natural gas and electricity in the residential market. The residential market generates a significant proportion of the regulated utility’s net income. In its service territory, Washington Gas continues to attract the majority of the new residential construction market. The Company believes that consumers’ continuing preference for natural gas allows Washington Gas to maintain a strong presence.

     The regulated utility has generally maintained a price advantage over electricity in its service area. Increases in the price of the natural gas commodity during the winter of fiscal year 2001 altered this situation somewhat. However, by the end of fiscal year 2001 and during fiscal year 2002, natural gas prices have settled to more traditional levels. Furthermore, as discussed below, restructuring in both the natural gas and electric industries is leading to changes in traditional pricing models. As part of the electric industry restructuring effort, certain business segments are moving toward market-based pricing, with third-party marketers of electricity participating in retail markets. Electric industry restructuring may result in lower comparative pricing for electric service and other alternative energy sources, including natural gas. These changes could result in increased competition for the regulated utility.

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

     DEREGULATION

     In each of the jurisdictions (the District of Columbia, Maryland and Virginia) served by the Company’s regulated utility, regulators and utilities have implemented customer choice programs. These programs provide customers with an opportunity to choose to purchase their natural gas and/or electric commodity from third-party marketers, rather than purchasing these commodities as part of a bundled service from the local utility. When customers choose to purchase their natural gas commodity from a third-party marketer, there is no impact on the regulated utility’s net revenues or net income because Washington Gas passes the cost of gas to customers without any mark-up. However, these customer choice programs provide unregulated third-party marketers, such as WGEServices, with opportunities to profit from the sale of the natural gas commodity or electricity in competitive markets. Participating in this rapidly evolving marketplace also poses new risks and challenges discussed below that must be addressed in the Company’s current and future strategies.

     THE NATURAL GAS DELIVERY FUNCTION

     The natural gas delivery function, the core business of the Company’s regulated utility, continues to be regulated by local regulatory commissions. In developing this core business, Washington Gas has invested over $2.4 billion to construct a safe, reliable and economical natural gas distribution system. Because of the high fixed costs and significant safety and environmental considerations associated with building and operating a distribution system, it is expected that there will continue to be only one owner and operator of a natural gas distribution system per franchise area for the foreseeable future. The nature of Washington Gas’ customer base and the distance of most customers from interstate pipelines mitigate the threat of bypass of its facilities by other potential delivery service providers.

     Washington Gas expects that local regulatory commissions will continue to set the prices and terms for delivery service that give it an opportunity to earn a fair rate of return on the capital invested in its distribution system and to recover reasonable operating expenses. Washington Gas plans to continue constructing, operating and maintaining its natural gas distribution system.

     The Company does not foresee any significant near-term changes in the regulated utility’s risk profile.

     THE MERCHANT FUNCTION AND NATURAL GAS UNBUNDLING

     The implementation of customer choice programs for natural gas customers is well underway in the District of Columbia, Maryland and Virginia. At September 30, 2002, all of the customers served by Washington Gas were eligible to participate in customer choice programs. Out of approximately 939,000 customers at September 30, 2002, approximately 199,000 customers purchase their natural gas commodity from unregulated third-party marketers. The following table provides the status of natural gas unbundling in the regulated utility’s major jurisdictions at September 30, 2002. The number and percentage of customers reflected in this table include all customers who chose to purchase natural gas from a third-party marketer, including WGEServices.

Status of Customer Choice Programs
at September 30, 2002

Jurisdiction	Customer Class	Eligible Customers

		Total	% Participating

District of Columbia	Firm:
	Residential	134,011	16%
	Commercial	13,632	35%
	Interruptible	238	76%

Maryland	Firm:
	Residential	361,112	24%
	Commercial	27,949	43%
	Interruptible	276	100%

Virginia[1]	Firm:
	Residential	376,631	18%
	Commercial	25,094	32%
	Interruptible	204	95%

Total		939,147	21%

[1]The Virginia data includes Shenandoah Gas data.

     Ultimately, the Company expects the regulated utility may play a much smaller role in the merchant function and may eventually exit the merchant function as customers buy natural gas from unregulated marketers. During this transition period, Washington Gas continues to have certain obligations under long-term contracts to purchase natural gas from producers and transportation capacity from interstate pipeline companies. Accordingly, the strategy of Washington Gas focuses on managing efficiently the portfolio of contractual resources, recovering contractual costs and maximizing the value of contractual assets.

     Washington Gas actively manages its supply portfolio to balance its sales and supply obligations. Currently, the regulated utility includes the cost of the natural gas commodity and pipeline services in the purchased gas costs that it includes in firm customers’ rates, subject to regulatory review. The regulated utility’s jurisdictional tariffs contain gas cost mechanisms that allow it to recover the invoice cost of gas applicable to firm customers. Washington Gas believes it prudently entered into its gas contracts and that the costs being incurred should be recoverable from customers. If future unbundling or other initiatives remove the current gas cost recovery provisions, Washington Gas could be adversely impacted to the extent it incurs non-competitive gas costs without other satisfactory regulatory mechanisms available to recover any costs that may exceed market prices. Washington Gas currently has recovery mechanisms for such potentially stranded costs in the District of Columbia, Maryland and Virginia.

     If Washington Gas were to determine that competition or changing regulation would preclude it from recovering these costs in rates, these costs would be charged to expense without any corresponding revenue recovery. If this situation were to occur and depending upon the timing of the occurrence, the impact on Washington Gas’ financial position and results of operations would likely be significant. In the event that a regulatory body disallows the recovery of such costs, these costs would be borne by shareholders.

     To minimize its exposure to contract risks, Washington Gas has mechanisms in its customer choice programs to assign to participating third-party marketers approximately 65 percent of the storage and peak winter capacity resources that were dedicated to serving bundled service customers when those customers elected a third-party marketer. Washington Gas currently has mechanisms filed or approved with each of its local commissions to assign up to 100 percent of the storage, transportation and peak winter capacity resources beginning during the 2003-2004 heating season. Washington Gas continually updates its forecasts of customer growth and the associated requirements for pipeline transportation, storage and peaking resources. While the regulated utility is not renewing expiring long-term gas commodity contracts at the present time, it is generally renewing pipeline transportation and storage contracts to meet its forecasts of increased customer gas requirements and to comply with regulatory mechanisms to provide for or make available such resources to marketers serving customers in the customer choice programs. As the gas commodity contracts expire, Washington Gas enters into flexible short-term purchasing arrangements to meet demand. This strategy mitigates the exposure to long-term commitments beyond minimum FERC-approved contract requirements, while ensuring reliable and competitively priced gas for customers that continue to buy the natural gas commodity from the regulated utility.

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

     UNREGULATED RETAIL ENERGY-MARKETING AND NATURAL GAS AND ELECTRIC UNBUNDLING

     As the regulated utility’s role in the merchant function decreases over time, opportunities emerge for unregulated natural gas providers. In the deregulated marketplace, third-party marketers have profit-making opportunities, but also assume the risk of loss.

     Recognizing the opportunities presented by competition, the Company established WGEServices, an unregulated retail energy-marketing subsidiary in fiscal year 1997. WGEServices now markets both natural gas and electricity to residential, commercial and industrial customers both inside and outside of the Washington Gas service area. To date, WGEServices has grown to nearly 155,000 natural gas customers and 66,000 electric customers compared to 125,000 natural gas customers and 44,000 electric customers in fiscal year 2001 (the initial year of electric sales), and 123,900 natural gas customers in fiscal year 2000. WGEServices gross revenues in fiscal years 2002 and 2001, which include both sales of natural gas and electricity, were $595.9 million and $419.2 million, respectively. WGEServices had net income of $5.0 million in fiscal year 2002 and incurred a net loss of $1.6 million in fiscal year 2001, due mainly to acquisition costs associated with obtaining new electricity customers. During fiscal year 2000, WGEServices had revenues of $166.7 million from natural gas customers and net income of $0.5 million.

     The regulatory process tends to stabilize rates and revenues of the regulated utility. However, there can be significant volatility for unregulated third-party marketers, such as WGEServices. Thus, while WGEServices has a significant potential for continued growth, it must carefully manage risks in a volatile commodity market.

     WGEServices competes with other third-party marketers to sell the unregulated natural gas commodity to customers. Marketers of the natural gas commodity compete largely on price, and gross margins are relatively small. Consequently, operating margins for the sale of unregulated natural gas are typically lower than those earned by the regulated utility.

     In addition, WGEServices faces supply-side risks. To minimize these risks, WGEServices’ strategy is to manage its natural gas contract portfolio in a manner that closely aligns the volumes of gas it purchases with firm commitments from customers to purchase this gas and enter into transactions to moderate gas supply cost volatility. WGEServices purchases its gas from a number of wholesale suppliers in order to avoid relying on any single provider for its natural gas supply. Additionally, WGEServices maintains gas storage inventory to meet daily and monthly fluctuations in demand caused by variations in normal weather. Similarly, WGEServices’ dependency on any one customer or group of customers is limited. Beginning in fiscal year 2002, WGEServices entered into derivative contracts in order to balance its sales commitments with the amount of gas it must purchase to satisfy those commitments. WGEServices has a risk management policy in place and periodically reassesses its policy to determine its adequacy to mitigate risks in changing markets.

     Customer choice programs are not unique to the natural gas industry. Choice for electric customers has been implemented in each jurisdiction in which the regulated utility operates. Similar to the natural gas industry, participants in these programs can choose either to continue purchasing bundled electricity service from their local electric distribution utility or to purchase electricity from a third-party marketer.

     WGEServices competes with other third-party marketers to sell electric supply services to customers. Marketers of electric supply service compete largely on price and gross margins are relatively small.

     In anticipation of the opportunities to sell electricity in jurisdictions that have implemented customer choice programs, WGEServices entered into a master purchase and sale agreement in April 2000 with a wholesale energy marketer. Under the agreement, as WGEServices identifies profitable opportunities, it purchases electric energy, capacity and certain ancillary services from the wholesaler for resale to retail electricity customers. In each jurisdiction that has introduced customer choice programs, WGEServices evaluates the associated profit potential and other strategic factors. WGEServices does not own or operate any electric generation, electric transmission or electric distribution assets.

     Some of the supplier companies that sell gas to WGEServices and the sole provider of electricity under the full-requirements contract mentioned above, have relatively low or below investment grade credit ratings as determined by major credit rating agencies. Depending on the future ability of these suppliers to deliver natural gas or electricity under existing contracts, WGEServices could be financially exposed for the difference between the price at which WGEServices has contracted to buy natural gas and electricity, and the cost of any replacement natural gas or electricity that may need to be purchased.

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

     GAS SUPPLY AND CAPACITY

     Washington Gas arranges to have natural gas delivered to the entry points of its distribution systems (city gates) using the delivery capacity of interstate pipeline companies and some on-system peaking facilities to meet requirements. Washington Gas acquires natural gas delivery and storage capacity on a system-wide basis on the different interstate pipelines to provide the greatest amount of flexibility to meet the diverse demand characteristics of its customer base. Washington Gas’ supply and capacity plan is based on forecasted system requirements and takes into account estimated load growth by type of customer, attrition, conservation, demand by gate station, pipeline capacity and contractual limitations and the forecasted movement of customers between delivery service and sales service.

     Pursuant to FERC Order No. 636, the pipeline companies are required to provide transportation and storage services to gas shippers, such as Washington Gas, that are comparable to the services it received prior to the implementation of the order. At September 30, 2002, Washington Gas has service agreements with four pipeline companies that provide direct service for firm transportation and storage services. These contracts have expiration dates ranging from fiscal years 2003 to 2016.

     Washington Gas is responsible for acquiring both sufficient gas supplies and capacity to meet customer requirements. Washington Gas must also contract for reliable and adequate delivery to its distribution system. Washington Gas’ contracting activities take into account the current tendencies of customers into or out of delivery service. By entering into flexible short-term agreements for supply and capacity levels Washington Gas remains competitive. Washington Gas has adopted a diversified portfolio approach designed to satisfy the supply and deliverability requirements of its customers, using multiple supply points, dependable transportation and storage arrangements and its own substantial storage and peaking capabilities to meet its customers’ demands.

     Washington Gas has three long-term natural gas purchase contracts with producers and marketers to purchase natural gas at market-sensitive prices. These contracts provide for commodity charges based upon an ascertainable index and either fixed-reservation charges based on contracted minimum volumes or premiums built into volumetric charges. The contracts also provide for Washington Gas to pay monthly and/or annual deficiency charges if actual volumes fall below minimum levels. Washington Gas recovers all of these contract costs from its customers as part of the overall supply pricing in its rates. These gas purchase contracts expire during fiscal year 2003. Washington Gas acquires the balance of its supplies at market prices under short-term contracts.

     As reflected in the table below, there were six sources of delivery through which the regulated utility received natural gas to satisfy the sendout requirements in pipeline year 2002 (November 1, 2001 through October 31, 2002) and from which supplies can be received in pipeline year 2003 (November 1, 2002 through October 31, 2003). Firm transportation denotes gas transported directly to the entry point of Washington Gas’ distribution system in contractual viable volumes. Transportation storage denotes volumes stored by a pipeline during the summer injection season for withdrawal during the heating season to meet load requirements. Peak load requirements are met by: 1) underground natural gas storage at the Hampshire storage field in Hampshire County, West Virginia; 2) the local production of propane air plants located at Company-owned facilities in Rockville, Maryland (Rockville Station) and in Springfield, Virginia (Ravensworth Station); and 3) other storage and peak-shaving arrangements. Unregulated third-party marketers acquire interstate pipeline capacity and the natural gas commodity on behalf of Washington Gas’ regulated utility customers. These marketers have natural gas delivered to the entry point of Washington Gas’ delivery system on behalf of those utility customers that have decided to acquire their natural gas commodity on an unbundled basis, as previously discussed.

     During pipeline year 2002, total sendout on the system was 1,339 million therms, excluding the sendout of sales and deliveries of natural gas used for electric generation. The sendout for pipeline year 2003 is estimated at 1,645 million therms (based on normal weather), excluding the sendout for the sales and deliveries of natural gas used for electric generation. The significant variation was the result of weather in pipeline year 2002 that was significantly warmer than normal which resulted in lower sendout. The sources of delivery and related volumes that were used to satisfy the requirements of pipeline year 2002 and those projected for pipeline year 2003 are shown in the following table.

SOURCES OF DELIVERY FOR ANNUAL SENDOUT
(Millions of Therms)

	Pipeline Year

Sources of Delivery	Actual 2002	Projected 2003

Firm Transportation	513	633
Transportation Storage	218	185
Hampshire Storage	10	21
Company-Owned Propane-Air Plants	1	7
Other Peak-Shaving Sources	18	22
Unregulated Third-Party Marketers	579	777

Total	1,339	1,645

     The effectiveness of Washington Gas’ gas supply program is largely dependent on the sources from which the design day requirement is satisfied. A design day is the maximum anticipated demand on the gas supply system during a 24-hour period assuming a 5 degree Fahrenheit average temperature. Washington Gas assumes that all interruptible customers will be curtailed on the design day. Washington Gas ‘s current design day is 15.7 million therms and Washington Gas’ projected sources of delivery for design day sendout is 17.2 million therms. This provides a reserve margin of 9.5 percent. Washington Gas is currently capable of meeting 64 percent of its design day requirements with storage and peaking capabilities. Emphasizing storage and peaking facilities on Washington Gas’ design day reduces the necessity to purchase firm transportation, the most expensive form of capacity from a design day perspective. The following table reflects the sources of delivery that are projected to be used to satisfy the design day sendout estimate for pipeline year 2003.

PROJECTED SOURCES OF DELIVERY FOR DESIGN DAY SENDOUT
(Millions of Therms)

	Pipeline Year

Sources of Delivery	Therms	Percent

Firm Transportation	4.6	27%
Transportation Storage	5.0	29%
Company-Owned Propane-Air Plants, Hampshire Storage and Other Peaking	6.1	35%
Unregulated Third-Party Marketers	1.5	9%

Total	17.2	100%

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

     ENVIRONMENTAL MATTERS

     The Company and its subsidiaries are subject to federal, state and local laws and regulations related to environmental matters. These evolving laws and regulations may require expenditures over a long timeframe to control environmental impacts. Estimates of liabilities for environmental response costs are difficult to determine with precision because of the various factors that can affect their ultimate level. These factors include, but are not limited to:

•	the complexity of the site;

•	changes in environmental laws and regulations at the federal, state and local levels;

•	the number of regulatory agencies or other parties involved;

•	new technology that renders previous technology obsolete or experience with existing technology that proves ineffective;

•	the ultimate selection of technology;

•	the level of remediation required; and

•	variations between the estimated and actual period of time that must be dedicated to respond to an environmentally-contaminated site.

     The Company has identified up to ten sites where Washington Gas or its predecessors may have operated manufactured gas plants (MGP). Washington Gas last used any such plant in 1984. In connection with these operations, Washington Gas management is aware that coal tar and certain other by-products of the gas manufacturing process are present at or near some former sites and may be present at others. Washington Gas management does not believe that any of the sites present any unacceptable risk to human health or the environment.

     At one of the former MGP sites, studies show the presence of coal tar under the site and an adjoining property. Washington Gas has taken steps to control the movement of contaminants into an adjacent river by installing a water treatment system that removes and treats contaminated groundwater at the site. Washington Gas received approval from governmental authorities for a comprehensive remedial plan for the majority of the site that will allow commercial development of Washington Gas’ property. Washington Gas has entered into an agreement with a national developer for the development of this site in phases. Washington Gas has also entered into a ground lease and obtained a carried interest for the first two phases of development. Construction has been completed on the first phase of this development and is substantially completed on phase two. Washington Gas continues to seek approval of a remedial plan for the remainder of the site, including an adjoining property owned by a separate entity.

     At a second former MGP site and on an adjacent parcel of land, Washington Gas made application under a state voluntary closure program. Washington Gas has developed a remediation plan for the site and is currently seeking approval of that plan from the state.

     The Company believes, at this time, that the appropriate remediation is being undertaken or that no remediation is necessary at the remaining eight sites.

     At September 30, 2002, the Company has a liability of $7.1 million on an undiscounted basis related to future environmental response costs. This estimate principally includes the minimum liabilities associated with a range of environmental response costs expected to be incurred at the sites identified. The Company estimates the maximum liability associated with all of its sites to be approximately $15.4 million at September 30, 2002. The estimates were determined by the Company’s environmental experts, based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. Variations within the range of estimated liability result primarily from differences in the number of years that will be required to perform environmental response processes at each site and the extent of remediation that may be required.

     Regulatory orders issued by the PSC of MD allow Washington Gas to recover the costs associated with the sites applicable to Maryland over periods ranging from five to thirty years. Rate orders issued by the PSC of DC allow Washington Gas a three-year recovery of prudently incurred environmental response costs and allow Washington Gas to defer additional costs incurred between rate cases. The SCC of VA allows the recovery of prudent environmental remediation costs.

     At September 30, 2002, Washington Gas reported a regulatory asset of $5.2 million for the portion of environmental response costs it believes are recoverable in rates. Based on existing knowledge, Washington Gas does not expect that the ultimate impact of these matters will have a material adverse effect on its capital expenditures, its earnings or its competitive position.

     OTHER INFORMATION ABOUT THE BUSINESS

     The regulated utility is not dependent upon a single customer or group of customers such that the loss of any one or more of such customers would have a significant adverse effect on the regulated utility. Large customers are generally on interruptible rate schedules, and margin-sharing arrangements limit the effects of variations in interruptible customer usage on net income. As shown on page 4, Washington Gas served 939,291 customer meters at September 30, 2002. The Company’s commercial HVAC segment derived 78.9 percent of revenues from one customer in fiscal year 2002 and 84.5 percent of revenues from two customers in fiscal year 2001.

     The Company’s utility business is weather-sensitive and seasonal since the majority of its business is derived from residential and small commercial customers who use natural gas for space heating purposes. In fiscal year 2002, approximately 74 percent of the total therms delivered in the regulated utility’s franchise area, excluding deliveries for electric generation, occurred in the regulated utility’s first and second fiscal quarters. All of the Company’s utility earnings are generated during these two quarters and the regulated utility historically incurs losses in the third and fourth fiscal quarters. The timing and level of approved rate increases can affect the results of operations. The seasonal nature of the regulated utility’s business creates large variations in short-term cash requirements, primarily due to the fluctuations in the level of customer accounts receivable, accrued utility revenues and storage gas inventories. Washington Gas finances these seasonal requirements primarily through the sale of commercial paper and unsecured short-term bank loans.

     The Company’s research and development costs during fiscal years 2002, 2001 and 2000 were not material.

     At September 30, 2002, the Company and its wholly owned subsidiaries had 2,205 employees, an increase of 15 employees from the level at September 30, 2001. At September 30, 2002, there were 1,932 utility employees, a decrease of 47 employees from the level at September 30, 2001.

ITEM 2—PROPERTIES

     At September 30, 2002, WGL Holdings and its subsidiaries provided services in various areas of Virginia, the District of Columbia and Maryland, and held certificates of convenience and necessity, licenses and permits necessary to maintain and operate their respective properties and businesses.

     Property, plant and equipment are stated at original cost, including labor, materials, taxes and overhead. The Company calculates depreciation applicable to its gas plant in service primarily on a straight-line remaining life basis. The composite depreciation rate during fiscal year 2002 was 2.93 percent, which includes the effect of recovering any estimated net salvage associated with retiring the cost of plant in service. The following table discloses the depreciable life of natural gas plant, by category, at September 30, 2002.

Depreciable Lives of Gas Plant in Service
at September 30, 2002

Category of Gas Plant in Service	Range of Lives in Category

Intangible Plant	5&10 years
Tangible Plant:
Natural Gas Storage and Processing Plant	10–45 years
Transmission Plant	30–55 years
Distribution Plant	10–55 years
General Plant	10–50 years

     At September 30, 2002, the regulated utility segment had approximately 624 miles of transmission mains, 10,841 miles of distribution mains, and 12,655 miles of distribution services. The regulated utility has the storage capacity for approximately 15 million gallons of propane for peak shaving.

     The Company owns the building and the land and completely occupies the 12-story office building (built in 1942) at 1100 H Street, NW, Washington, D.C. 20080, where its corporate offices are currently located. The Company is in the process of attempting to sell its corporate headquarters and expects to execute a long-term lease for a new headquarters. The Company owns approximately 40 acres of land and a building which the company completely occupies (built in 1970) at 6801 Industrial Road in Springfield, Virginia 22151. The Springfield office consists of operating offices and certain administrative functions. The Company has title to land and buildings used as substations for its utility operations. The Company uses these facilities for operations primarily within its utility segment. Facilities utilized by the retail energy marketing segment and by the HVAC segment are located in the Washington, D.C. metropolitan area and are leased or rented.

     In early October 2002, Brandywood (a subsidiary of Washington Gas Resources) executed two transactions in which it effectively sold its partnership interest in 1,605 acres in Prince George’s County, Maryland.

     Washington Gas owns a 12-acre parcel of land located in Southeast Washington, D.C. Washington Gas entered into an agreement with a national developer in February 2000, with the intention of developing this site in five phases. Phase I of the project, a 200,000 square foot office building was completed in December 2001. Phase II, a 145,000 square foot office building, is currently under construction and scheduled for completion in December 2002. The remaining three phases may be built, depending on market demand. See the discussion regarding WG Maritime and the Environmental Matters section for additional information regarding this development.

     Washington Gas also has peaking facilities consisting of propane air plants in Springfield, Virginia (Ravensworth Station), and Rockville, Maryland (Rockville Station). Hampshire operates an underground natural gas storage field in Hampshire County, West Virginia. Hampshire accesses the storage field through 12 storage wells that are connected to an 18-mile pipeline gathering system. Hampshire also operates a compressor station for injection of gas into storage. For pipeline year 2003, the company projects that the Hampshire storage facility can supply approximately 2.0 billion cubic feet of natural gas to the regulated utility’s system for meeting seasonal demands.

     The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by the regulated utility other than expressly excepted property. At September 30, 2002, no FMBs were outstanding under the Mortgage.

     The regulated utility executed a supplemental indenture to its unsecured Medium-Term Note (MTN) Indenture on September 1, 1993, providing that the regulated utility will not issue any FMBs under its Mortgage without securing all MTNs with all other debt secured by the Mortgage.

ITEM 3—LEGAL PROCEEDINGS

     None.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

     EXECUTIVE OFFICERS OF THE REGISTRANTS

     The names, ages and positions of the executive officers of the registrants at September 30, 2002, are listed below along with their business experience during the past five years. The age of each officer listed is as of the date of filing of this report. There is no family relationship among the officers.

     Unless otherwise indicated, all officers have served continuously since the dates indicated, and all positions are executive officers listed with Washington Gas Light Company.

EXECUTIVE OFFICERS

Date Elected or
Name, Age and Position with the Company	Appointed

Elizabeth M. Arnold, Age 50 (1)
Vice President (corporate strategy and non-utility businesses) of WGL Holdings, Inc.	October 31, 2000
Vice President (corporate strategy and non-utility businesses)	July 3, 2000
Vice President (corporate strategy, internal audit, non-utility subsidiaries)	March 3, 2000
Vice President (corporate strategy and internal audit)	January 31, 1996

Thomas F. Bonner, Age 54 (2)
Vice President (gas transportation)	April 29, 2002

Beverly J. Burke, Age 51 (1)
Vice President and General Counsel	July 1, 2001
Vice President and General Counsel of WGL Holdings, Inc.	July 1, 2001
Vice President and Assistant General Counsel	October 1, 1998
Department Head – Office of the General Counsel	January 22, 1997

Adrian P. Chapman, Age 45
Vice President (regulatory affairs and energy acquisition)	March 31, 1999
Department Head, Regulatory Affairs	December 31, 1996

James H. DeGraffenreidt, Jr., Age 49 (1)
Chairman of the Board and Chief Executive Officer	October 1, 2001
Chairman of the Board and Chief Executive Officer of WGL Holdings, Inc.	October 1, 2001
Chairman of the Board, President and Chief Executive Officer of WGL Holdings, Inc.	October 31, 2000
Chairman of the Board, President and Chief Executive Officer	July 1, 2000
Chairman of the Board and Chief Executive Officer of WGL Holdings, Inc.	January 13, 2000
Chairman of the Board and Chief Executive Officer	December 1, 1998
President and Chief Executive Officer	January 1, 1998
President and Chief Operating Officer	December 1, 1994

Shelley C. Jennings, Age 54 (1)
Treasurer of WGL Holdings, Inc	January 13, 2000
Treasurer	March 31, 1999
Department Head, Customer Accounts	December 1, 1997
Area Head, Procurement	December 16, 1996

Frederic M. Kline, Age 51 (1)
Vice President and Chief Financial Officer of WGL Holdings, Inc.	January 13, 2000
Vice President and Chief Financial Officer	March 31, 1999
Vice President, Treasurer and Chief Financial Officer	October 1, 1998
Vice President and Treasurer	January 31, 1996

Wilma Kumar-Rubock, Age 54
Vice President (information technology) and Chief Information Officer	October 1, 2001
Chief Information Officer	November 13, 2000
Division Head	April 3, 2000
Division Head (business systems)	April 28, 1997

EXECUTIVE OFFICERS, continued

Date Elected or
Name, Age and Position with the Company	Appointed

Terry D. McCallister, Age 47 (1,3)
President and Chief Operating Officer	October 1, 2001
President and Chief Operating Officer of WGL Holdings, Inc.	October 1, 2001
Vice President (operations and gas transportation)	June 28, 2000
Vice President (operations)	April 3, 2000

Mark P. O’Flynn, Age 52 (1,4)
Controller of WGL Holdings, Inc.	February 18, 2002

Douglas V. Pope, Age 57 (1)
Secretary of WGL Holdings, Inc.	January 13, 2000
Secretary	July 25, 1979

Roberta W. Sims, Age 48
Vice President (corporate relations and communications)	January 31, 1996

Robert A. Sykes, Age 54
Vice President – Human Resources	October 1, 1997

James B. White, Age 52
Vice President (business development)	February 21, 1996

(1)	Executive Officers of both WGL Holdings, Inc. and Washington Gas Light Company

(2)	Mr. Bonner has previously served in executive positions in gas supply, customer services, operations and engineering at South Jersey Gas Company and Philadelphia Gas Works.

(3)	Mr. McCallister was previously employed by Southern Natural Gas Company, a subsidiary of Sonat, Inc., where he served as Vice President and Director of Operations. Prior to working for Southern Natural Gas Company, a gas utility, Mr. McCallister held various leadership positions with Atlantic Richfield Company, a fully-integrated international oil and gas exploration, production, refining and marketing company.

(4)	Mr. O’Flynn has more than 30 years of experience in various finance positions with natural gas and electric utilities. He has previous experience as a CFO, controller and treasurer of utility companies that were SEC registrants.

PART II

ITEM 5—MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At September 30, 2002, WGL Holdings had 17,960 common shareholders of record. During fiscal years 2002 and 2001, WGL Holdings’ common stock was listed for trading on the New York Stock Exchange and was shown as ‘‘WGL Hold’’ or ‘‘WGL Hldgs’’ in newspapers. The table below shows quarterly price ranges and quarterly dividends paid for fiscal years ended September 30, 2002 and 2001.

COMMON STOCK PRICE RANGE AND DIVIDENDS PAID

			Dividends Paid	Dividend
	High	Low	Per Share	Payment Date

Fiscal Year 2002
Fourth quarter	$26.22	$19.25	$0.3175	8/1/02
Third quarter	27.95	24.46	0.3175	5/1/02
Second quarter	29.48	25.71	0.3150	2/1/02
First quarter	29.75	26.00	0.3150	11/1/01
Fiscal Year 2001
Fourth quarter	$28.40	$25.30	$0.3150	8/1/01
Third quarter	29.40	26.00	0.3150	5/1/01
Second quarter	30.50	25.82	0.3100	2/1/01
First quarter	31.50	24.81	0.3100	11/1/00

The table below reflects securities authorized for issuance under equity compensation plans pursuant to Item 201(d) of Regulation S-K for the fiscal year ended September 30, 2002.

EQUITY COMPENSATION PLAN INFORMATION

	Number of Securities		Number of Securities
	to Be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
	Warrants and Rights	Warrants and Rights	Compensation Plans*
Plan Category	(A)	(B)	(C)

Equity Compensation Plans Approved by Security Holders	411,836	$25.64	544,083
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	411,836	$25.64	544,083

*Excluding securities reflected in Column A

ITEM 6—SELECTED FINANCIAL DATA

SELECTED FINANCIAL AND OPERATIONS DATA(a)

($ in thousands)

Year Ended September 30,	2002	2001	2000	1999	1998

SUMMARY OF EARNINGS
Utility operating revenues	$925,131	$1,446,456	$1,031,105	$972,120	$1,040,618
Less: Cost of gas	459,149	904,416	552,579	505,346	575,786
Revenue taxes	27,549	40,616	35,598	34,793	39,659

Utility net revenues	$438,433	$501,424	$442,928	$431,981	$425,173

Utility operation and maintenance expenses	$205,061	$194,469	$177,504	$201,229	$200,794
Non-utility operating revenues	$659,671	$493,063	$218,087	$140,096	$102,834
Net income	$39,121	$82,445	$83,251	$67,437	$67,298
Earnings per average common share—basic	$0.81	$1.75	$1.79	$1.47	$1.54
Earnings per average common share—diluted	$0.80	$1.75	$1.79	$1.47	$1.54
CAPITALIZATION—YEAR-END
Common shareholders’ equity	$766,403	$788,253	$711,496	$684,034	$607,755
Preferred stock	28,173	28,173	28,173	28,420	28,424
Long-term debt	667,951	584,370	559,724	506,084	428,641

Total capitalization	$1,462,527	$1,400,796	$1,299,393	$1,218,538	$1,064,820

OTHER FINANCIAL DATA
Total assets—year-end	$2,113,664	$2,081,113	$1,939,989	$1,775,499	$1,682,433
Property, plant and equipment—net	$1,606,843	$1,519,747	$1,460,280	$1,402,742	$1,319,501
Capital expenditures	$162,383	$130,215	$124,067	$158,733	$158,874
Long-term obligations—year-end	$667,951	$584,370	$559,724	$506,084	$428,929
COMMON STOCK DATA
Annualized dividends per share	$1.27	$1.26	$1.24	$1.22	$1.20
Dividends declared per share	$1.268	$1.255	$1.235	$1.215	$1.195
Book value per share—year-end	$15.78	$16.24	$15.31	$14.72	$13.86
Return on average common equity	5.0%	11.0%	11.9%	10.4%	11.2%
Dividend yield on book value	8.0%	7.7%	8.1%	8.3%	8.6%
Dividend payout ratio	156.5%	71.7%	69.0%	82.7%	77.6%
Shares outstanding—year-end (thousands)	48,565	48,543	46,470	46,473	43,839
GAS SALES AND DELIVERIES
(thousands of therms)
Gas sold and delivered
Residential firm	509,243	634,949	557,825	604,162	615,786
Commercial and industrial
Firm	193,917	258,546	240,239	285,349	345,809
Interruptible	10,646	11,927	27,627	48,989	73,554

Total gas sold and delivered	713,806	905,422	825,691	938,500	1,035,149

Gas delivered for others
Firm	346,910	365,262	306,933	191,620	110,542
Interruptible	277,367	251,039	262,923	272,046	243,166
Electric generation	169,210	165,918	211,928	129,700	93,721

Total gas delivered for others	793,487	782,219	781,784	593,366	447,429

Total gas sales and deliveries	1,507,293	1,687,641	1,607,475	1,531,866	1,482,578

OTHER STATISTICS
Customer meters—year-end	939,291	903,789	875,817	846,381	819,719
Degree days actual	3,304	4,314	3,637	3,652	3,662
Weather percent colder (warmer) than normal	(13.4)%	13.1%	(5.0)%	(5.2)%	(5.1)%

(a) The results represented for periods prior to fiscal year 2001 reflect the consolidated operations of Washington Gas Light Company and its subsidiaries.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This management’s discussion analyzes the financial condition and results of operations of WGL Holdings, Inc. (WGL Holdings or the Company) and its subsidiaries under the corporate structure that was in place during the fiscal year ended September 30, 2002. Effective November 1, 2000, Washington Gas Light Company (Washington Gas) reorganized, such that Washington Gas and its subsidiaries became separate subsidiaries of WGL Holdings, a newly formed holding company established under the Public Utility Holding Company Act of 1935. Note 2 of the Notes to Consolidated Financial Statements discusses the new holding Company structure.

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the Company’s financial condition, results of operations and cash flows with specific information on liquidity and capital resources. It also includes management’s interpretation of the Company’s past financial results and potential factors that may affect future results, potential future risks and approaches that will be used to manage them.

     The Glossary of Key Terms included herein defines certain terms used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Bold Italics indicate the first reference to a term defined in the Glossary of Key Terms.

     SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

     Certain matters discussed in this report, excluding historical information, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues, and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.” Although WGL Holdings believes such forward-looking statements are based on reasonable assumptions, it cannot give assurance that every objective will be reached. Forward-looking statements speak only as of today, and WGL Holdings assumes no duty to update them. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	changes in economic, competitive, political and regulatory conditions and developments;

•	changes in capital and energy commodity market conditions;

•	changes in credit market conditions and creditworthiness of customers and suppliers;

•	changes in relevant laws and regulations, including tax, environmental and employment laws and regulations;

•	weather conditions;

•	legislative, regulatory and judicial mandates and decisions;

•	timing and success of business and product development efforts;

•	technological improvements;

•	the pace of deregulation efforts and the availability of other competitive alternatives;

•	terrorist activities; and

•	other uncertainties.

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

     OVERVIEW

     WGL Holdings, through its subsidiaries, sells and delivers natural gas and provides a variety of energy-related products and services to customers primarily in the metropolitan Washington, D.C., Maryland, and Virginia areas. The Company’s core subsidiary, Washington Gas, is involved in the distribution and sale of natural gas that is primarily regulated by state regulatory commissions. In response to changes in federal and state regulation, the Company has taken the initiative to offer competitively priced natural gas and electricity to customers through its unregulated retail energy-marketing subsidiary. The Company also offers energy-related products and services that are closely related to its core business. The majority of these energy-related activities are performed by wholly owned subsidiaries of Washington Gas Resources Corp. (Washington Gas Resources).

     WGL Holdings has three core operating segments: 1) regulated utility; 2) retail energy-marketing; and 3) heating, ventilating and air conditioning (HVAC) products and services. These three segments are described below:

     Regulated Utility. With over 92 percent of the Company’s assets, Washington Gas delivers natural gas to retail customers in accordance with tariffs set by state or District of Columbia regulatory commissions that have jurisdiction over Washington Gas’ rates. These rates are intended to provide the regulated utility with an opportunity to earn a reasonable rate of return on the investment devoted to the delivery of natural gas to customers. Washington Gas also sells the natural gas commodity to customers who have not elected to purchase natural gas from unregulated third-party marketers. The regulated utility does not incur a profit or a loss when it sells the natural gas commodity as utility customers are charged for the natural gas commodity at the same cost the regulated utility incurs, subject to routine regulatory reviews of the reasonableness of these costs. At September 30, 2002, the regulated utility was selling and delivering the natural gas commodity to approximately 78.8 percent of its customers. The remaining 21.2 percent of Washington Gas’ customers utilize the delivery services of Washington Gas for delivery of the natural gas commodity purchased from third-party marketers, one of which is a subsidiary of WGL Holdings. Factors critical to the success of the regulated utility include operating a safe, reliable natural gas distribution system, and recovering the costs and expenses of this business, which include a fair rate of return on invested capital that is allowed by the regulatory commissions that have jurisdiction over the regulated utility’s rates. Hampshire Gas Company, a wholly owned subsidiary of WGL Holdings, is a regulated natural gas storage business that operates an underground storage field on behalf of Washington Gas in accordance with a tariff administered by the Federal Energy Regulatory Commission (FERC).

     Retail Energy-Marketing. Washington Gas Energy Services, Inc. (WGEServices), a wholly owned subsidiary of Washington Gas Resources, competes with other third-party marketers by selling natural gas and electricity directly to residential, commercial and industrial customers, both inside and outside of the regulated utility’s traditional service territory. WGEServices began selling electricity in fiscal year 2001. WGEServices has the opportunity to make a profit or the potential to incur a loss from these sales. While WGEServices markets the natural gas and electricity commodities, regulated utilities such as Washington Gas deliver the natural gas and electric commodities to their customers. No subsidiary or affiliate of the Company owns or operates any electric generation, electric transmission or electric distribution assets. Factors critical to the success of the retail energy-marketing business are managing the market risk of the difference between the sales price and the cost of natural gas and electricity, managing credit risks associated with customers and suppliers to this segment, and controlling the level of selling, general and administrative costs, most notably customer acquisition costs.

     HVAC. Two wholly owned subsidiaries, Washington Gas Energy Systems, Inc. (WGESystems) and American Combustion Industries, Inc. (ACI), provide turnkey design-build renovation projects to the commercial and government markets. For most of fiscal year 2002, through a former 50-percent equity investment in Primary Investors, LLC (Primary Investors), the HVAC segment also installed, repaired and maintained HVAC and plumbing equipment in the residential and small commercial markets. As a result of a restructuring agreement on September 20, 2002 and a final closing on October 15, 2002 between the Company and a 50-percent co-investor, the Company no longer has any remaining equity investment in Primary Investors or any financial commitment to the residential HVAC investment.

     The commercial HVAC operations focus on retrofitting a large number of aging commercial and government structures, primarily in the District of Columbia and parts of Maryland and Virginia. Factors critical to the commercial HVAC business’ success include the ability to maintain and grow the backlog of existing work through diversification of the market segments these subsidiaries serve and estimating and managing fixed price contracts.

     All reported per share amounts discussed in this document are based on average common shares outstanding, basic and diluted.

     RESULTS OF OPERATIONS

     CONSOLIDATED

     Net income was $39.1 million, $82.4 million and $83.3 million for the fiscal years ended September 30, 2002, 2001 and 2000, respectively. The Company earned 5.0 percent, 11.0 percent and 11.9 percent, respectively, on average common equity during these three fiscal years.

     The following table summarizes the net income by operating segment for the fiscal years ended September 30, 2002, 2001 and 2000.

NET INCOME BY OPERATING SEGMENT

Year Ended September 30, (in thousands)	2002	2001	2000

Regulated utility (a)	$51,721	$85,851	$80,467
Retail energy-marketing	4,967	(1,550)	529
HVAC:
Commercial operations	3,984	4,960	3,177
Residential operations	(3,510)	(2,195)	(1,735)

Subtotal HVAC operations	474	2,765	1,442
Residential HVAC impairment provision	(9,431)	(3,900)	—

Total HVAC	(8,957)	(1,135)	1,442
Other activities	(8,610)	(721)	813

Net Income	$39,121	$82,445	$83,251

(a)  Regulated utility results include $4.0 million and $1.4 million of expenses shown in Note 15 of the Notes to Consolidated Financial Statements under the caption “Eliminations/Other” for fiscal years 2001 and 2000, respectively, in order to conform to the current year presentation.

     Basic earnings per share were $0.81, $1.75 and $1.79 for fiscal years 2002, 2001 and 2000, respectively. Diluted earnings per share were $0.80, $1.75, and $1.79 for fiscal years 2002, 2001, and 2000, respectively. A June 2001 public sale of common stock increased the number of shares outstanding by 2,038,500, which reduced earnings per share by $0.02 in fiscal years 2002 and 2001.

     Unusual, Infrequent Transactions. The Company’s earnings for the three reported years include several items which are unusual, infrequent and not expected to recur.

     Fiscal year 2002 results include unusual, infrequent items as follows: a $2.8 million pre-tax charge ($1.7 million after-tax) to write-off accounts receivable with a bankrupt energy company; a $9.4 million before- and after-tax permanent impairment provision on its former 50-percent-owned residential HVAC investment; a $5.4 million pre-tax charge ($3.5 million after-tax) for operating losses of the former 50-percent equity investment in residential HVAC; and a $9.4 million pre-tax provision for loan losses ($5.6 million after-tax) from a consumer financing business which has ceased making new loans but continues to service existing loans and is recorded in non-utility operations.

     Fiscal year 2001 results include a $3.9 million before- and after-tax permanent impairment provision on its former 50-percent equity investment in residential HVAC, a $2.2 million net loss from operations of the 50-percent-owned residential HVAC investment, a $1.7 million pre-tax ($1.0 million after-tax) reserve for potential refunds on regulated utility customer bills recorded in operation and maintenance expenses, and a $2.2 million pre-tax ($1.3 million after-tax) adjustment for a Virginia business license tax recorded by the regulated utility in General Taxes.

     Fiscal year 2000 results include a $1.7 million loss from operations of the 50-percent equity investment in residential HVAC and a $1.2 million after-tax gain from the sale of two minor non-utility assets.

     Summary of significant factors that affected the Company’s earnings:

Winter Weather. The results of operations of the regulated utility are significantly affected by variations of winter weather from normal levels. The regulated utility’s rates are determined on the basis of expected normal weather conditions. Washington Gas does not have a ratemaking provision that allows for revenues to be adjusted for the difference between actual weather conditions in a particular year and the expected normal weather conditions that are used to establish rates. During fiscal year 2002, winter weather, when measured by an industry standard called heating degree days, was approximately 13.4 percent warmer than normal and 23.4 percent warmer than fiscal year 2001. Fiscal year 2001 was 13.1 percent colder than normal and 18.6 percent colder than fiscal year 2000. Fiscal year 2000 was 5.0 percent warmer than normal. The Company estimates that the effect of warmer than normal weather reduced earnings by $27.7 million in fiscal year 2002, before considering an $8.7 million improvement for weather insurance. In fiscal year 2001, the colder than normal weather increased earnings by approximately $13.2 million. In fiscal year 2000, warmer than normal weather reduced earnings by approximately $9.3 million. Since fiscal year 2001, the Company has been managing its weather-related business risk through an insurance policy that reimburses the Company for a portion of the effect of deviations of weather from normal levels when the effect of weather is warmer than normal. The weather insurance policy is described in the Market Risk-Weather Risk section of this Management’s Discussion and

Analysis and the accounting for the related transactions is described in Note 1 of the Notes to Consolidated Financial Statements.

Utility Customer Base and Retail Rates for Natural Gas Delivery Service. During fiscal years 2002, 2001 and 2000, customer meters of Washington Gas increased by 3.9 percent, 3.2 percent and 3.5 percent, respectively over the prior fiscal year. Washington Gas had no change in the base rates charged for natural gas delivery service during fiscal years 2000 through 2002.

Utility Operation and Maintenance Expenses. Utility operation and maintenance expenses for fiscal year 2002 increased $10.6 million over the same period last year. This was due principally to a $4.6 million increase in labor and benefits-related expenses, primarily pensions and post-retirement medical and life insurance expenses, and a $5.2 million increase in consulting expenses incurred in connection with Washington Gas’ initiatives to improve operational efficiencies and productivity. Other issues that contributed to the rise include a $2.5 million increase related to professional services for audits, financial consulting and information technology services and $1.0 million required to outsource mail services as a result of security concerns. Mitigating these increases was a $3.3 million net decrease in the regulated utility segment’s uncollectible accounts expense principally due to lower natural gas costs and warmer weather in the current year which in turn lowered customer bills. This decrease in utility uncollectible accounts expense in fiscal year 2002 was net of a $2.4 million provision for uncollectible accounts for ancillary services and reimbursements for damages to utility property and not related to the sale or delivery of natural gas.

Operation and maintenance expenses in fiscal year 2001 increased $17.0 million from 2000. The increase was primarily the result of a $10.3 million increase in utility uncollectible accounts expense and a $1.4 million increase in labor-related expenses.

Utility Depreciation and Amortization Expense. In fiscal years 2002 and 2001, depreciation and amortization expense increased over the prior year by $4.2 million and $3.2 million, respectively. These increases primarily reflect higher depreciation associated with increased investments in property, plant and equipment that result from customer growth and the increased cost of replacing capacity to serve existing customers, primarily due to inflation.

Interest Expense. During fiscal year 2002, interest expense decreased by $4.1 million due to lower short-term borrowings stemming from lower accounts receivable, unrecovered gas costs and storage gas inventory balances, coupled with significantly lower short-term interest rates. This reduction was partially offset by higher long-term debt outstanding.

During fiscal year 2001, additional debt was issued to fund a higher volume and cost of storage gas balances, increased customer accounts receivable and higher levels of unrecovered gas costs as compared with fiscal year 2000.

Non-utility Operations. The results for non-utility operations are presented in the Consolidated Statements of Income, before other income (expenses)—net, interest expense and dividends on preferred stock. Net Income for the non-utility operations is also presented in the Operating Segment Reporting (see Note 15 of the Notes to Consolidated Financial Statements). The non-utility operating results reflect an operating loss for fiscal years 2002 and 2001 of $11.5 million and $1.3 million, respectively. These results are discussed in detail in the non-utility operating results section.

     REGULATED UTILITY OPERATING RESULTS

     The Company’s regulated utility operations include results of the Company’s combined operations to render utility service in the District of Columbia, Maryland, and Virginia. The regulated utility operations reflect operating income, which is before other income (expenses)—net, interest expense and dividends on preferred stock, for fiscal years 2002, 2001 and 2000 of $97.4 million, $141.3 million, and $124.9 million, respectively. For purposes of the discussion below, the appropriate assignment and allocations of other income (expenses)—net, interest expense and dividends on preferred stock were made to report net income for these operations on a segment basis. During fiscal years 2002, 2001 and 2000, utility operations contributed $51.7 million, $89.9 million and $81.9 million, respectively, toward net income.

     The following table provides the factors contributing to the changes in utility net revenues between years.

COMPOSITION OF CHANGES IN UTILITY NET REVENUES

	Increase/(Decrease)
	From Prior Year

(in millions)	2002	2001

Volumetric effect of gas delivered to firm customers	$(69.7)	$47.4
Gas delivered to interruptible customers	0.8	(1.8)
Rights-of-way fees and gross receipts taxes	5.9	12.9

Total	$(63.0)	$58.5

     Utility Net Revenues. Utility net revenues decreased $63.0 million or 12.6 percent in fiscal year 2002 and increased by $58.5 million or 13.2 percent in fiscal year 2001. The decline in utility net revenues in fiscal year 2002 resulted primarily from a 16.6 percent decrease in deliveries to firm customers, reflecting 23.4 percent warmer weather in fiscal year 2002 partially offset by a 3.9 percent rise in customer meters. As weather in fiscal year 2001 was 18.6 percent colder than in fiscal year 2000, fiscal year 2001 deliveries to firm customers rose 13.9 percent. In addition, the number of customers increased by 3.2 percent in fiscal year 2001.

     Rights-of-way fees and gross receipts taxes increased by $5.9 million and $12.9 million during fiscal years 2002 and 2001, respectively over the prior years’ results. The change in both fiscal years 2002 and 2001 primarily reflect fluctuations within rights-of-way fees and gross receipts taxes, which are impacted by changes in volumes, and are included as a corresponding amount in the line above entitled “Volumetric effect of gas delivered to firm customers”. The regulated utility is allowed recovery of these amounts from its customers and therefore these fees do not affect total net revenues. In addition, tempering these changes were lower revenues associated with asset management activities of $2.5 million, net of sharing, from fiscal year 2001 and increased revenue of $1.1 million, net of sharing over fiscal year 2000. Asset optimization agreements allow the regulated utility to generate revenue from optimizing the value of its contractual assets for transportation and storage of natural gas on the interstate pipeline.

     For fiscal year 2003, revenues from asset management activities are expected to decline due to the expectation of lower values attributable to such arrangements and to a recent Order of the Public Service Commission of the District of Columbia (PSC of DC) that approved Washington Gas’ proposal that the regulated utility share 50 percent of the District of Columbia’s share of such revenues with customers on a prospective basis. This Order is not final.

     Utility Gas Delivered to Firm Customers. The level of gas delivered is highly sensitive to weather variability because a large portion of the natural gas delivered by Washington Gas is used for space heating. The regulated utility’s rates are based on normal weather and none of the tariffs for the jurisdictions in which it operates currently have a weather normalization provision. Nonetheless, declining block rates, which reflect higher rates for the initial units delivered in a given month, reduce the impact of deviations from normal weather on net revenues in the utility’s Maryland and Virginia jurisdictions.

     During fiscal year 2002, deliveries to the utility’s firm customers decreased by 208.7 million therms in relation to fiscal year 2001 and increased by 153.8 million therms in fiscal year 2001 compared to fiscal year 2000. The year-to-year changes primarily reflect the impact of weather and the continued increase in customer meters as discussed above. These changes include therms identified as “Firm” in the Selected Financial and Operations Data under the captions “Gas sold and delivered” and “Gas delivered for others.”

     Utility Gas Delivered to Interruptible Customers. Deliveries to interruptible customers during fiscal year 2002 increased by 25.0 million therms or 9.5 percent over the fiscal year 2001 level. The increase in fiscal year 2002 reflects a reduction in interruptible curtailment and higher demand due to lower gas costs. Deliveries to interruptible customers in fiscal year 2001 decreased by 27.6 million therms or 9.5 percent from fiscal year 2000 levels due to colder weather in fiscal year 2001, which caused greater curtailments, and the competitive effects of higher natural gas prices. The impact on net income of changes in gas deliveries to interruptible customers is minimal due to margin-sharing arrangements in each of the regulated utility’s jurisdictions, which results in the majority of gross margins for interruptible service being returned to firm customers.

     The regulated utility sells and/or delivers natural gas for use at two electric generation facilities in Maryland, which are each owned by companies independent of Washington Gas. Variations in the volumes of deliveries to these two customers have little impact on utility net revenues and net income because of a margin-sharing arrangement in Maryland. Under that arrangement, the regulated utility calculates the gross margins, less related expenses, and the cost to recover the regulated utility’s investment in the facilities constructed to serve these two customers. After reducing the revenue stream by the expense, most of the net revenue is credited to the firm customers’ rates. During fiscal year 2002 deliveries to these customers increased by 3.3 million therms while fiscal year 2001 deliveries decreased by 46.0 million therms versus fiscal year 2000. Fiscal year 2000 deliveries were unusually high, reflecting operating interruptions at one customer’s oil-burning plant whereby the customer was required to use more natural gas.

     Utility Cost of Gas. The utility’s cost of natural gas includes both fixed and variable components. The regulated utility pays fixed costs or “demand charges” to pipeline companies for system capacity needed to transport and store natural gas. The regulated utility pays variable costs, or the cost of the natural gas commodity itself, to natural gas producers. Variations in the utility’s cost of gas expense result from changes in gas sales volumes, the price of the gas purchased and the level of gas costs collected through the operation of firm gas cost recovery mechanisms. Under these regulated recovery mechanisms, the regulated utility records cost of gas expense equal to the cost of gas recovered from customers and included in revenues. The difference between the firm gas costs paid and the gas costs recovered from customers is deferred on the balance sheet as an amount to be collected from or refunded to customers in future periods. Therefore, increases or decreases in the cost of gas associated with sales made to firm customers have no direct effect on net revenues and net income. Revenues can vary widely on an annual basis because of changes in the cost of gas, but such variations will not have any impact on net revenues or net income.

     The commodity costs of gas invoiced to the utility, (excluding the cost and related volumes applicable to sales made outside of the utility’s service territory, referred to as offsystem sales), were 34.27¢ and 62.03¢ per therm for fiscal years 2002 and 2001, respectively. This lower cost in fiscal year 2002 reflects lower demand in the natural gas commodity market on a relative basis between the two years. Fiscal year 2001 gas costs were relatively higher versus fiscal year 2002 due to extremely cold weather during the winter of fiscal year 2001. The utility’s net cost of gas, on a per therm basis, decreased from 74.76¢ in fiscal year 2001 to 54.30¢ in fiscal year 2002. The decrease reflects higher commodity gas prices in fiscal year 2001 associated with the greater demand caused by the extremely cold weather, partially offset by higher fixed costs per therm in fiscal year 2002 due to lower volumes delivered.

     Utility Other Operating Expenses, General Taxes and Depreciation. Operation and maintenance expenses increased $10.6 million or 5.5 percent in fiscal year 2002 and increased $17.0 million or 9.6 percent in fiscal year 2001 from the fiscal year 2000 results.

     The following table summarizes the major factors that contributed to the changes in operation and maintenance expenses.

COMPOSITION OF CHANGES IN OPERATION AND MAINTENANCE EXPENSES

	Increase/(Decrease)
	over Prior Year

(in millions)	2002	2001

Non-labor operating expenses	$12.3	$7.5
Pension and postretirement medical and life insurance benefit expenses	6.8	(2.2)
Technological initiatives	(1.3)	(1.7)
Non-recurring reserve for customer billing refunds	(1.7)	1.7
Labor and labor-related expenses	(2.2)	1.4
Uncollectible accounts	(3.3)	10.3

Total	$10.6	$17.0

     The increase in fiscal year 2002 “Non-labor operating expenses” primarily consists of $5.2 million in professional fees incurred to achieve management objectives to improve greater operational efficiency and of the higher costs of public liability insurance. Other drivers for the higher costs include $2.5 million related to professional services for audits, financial services and information technology outsourcing and $1.0 million for improving mail security. Other smaller increases relate to higher volume of paving work, higher volume of customer origination work, higher pipeline easements and greater pipe location work.

     Labor and labor-related expenses decreased $2.2 million primarily because of fewer employees and lower incentive pay accruals for performance-based incentive awards during fiscal year 2002. Pension income related to the Company’s pension fund declined in fiscal year 2002 due to less favorable financial market conditions and expenses related to postretirement benefits other than pensions rose as a result of increased estimates of future medical inflation. Pension and postretirement medical and life insurance expenses are expected to increase in fiscal year 2003 by approximately $10 million, largely as the result of continued relatively weak financial performance related to the Company’s pension plan and decreasing interest rates which cause an increase in the discounted liabilities associated with the plan benefits.

     The provision for uncollectible accounts, which decreased by $3.3 million from fiscal year 2001 to fiscal year 2002, reflects lower natural gas costs and warmer weather in fiscal year 2002. These factors both caused a drop in the provision in 2002. This decrease in utility uncollectible accounts expense in fiscal year 2002 was net of a $2.4 million provision for uncollectible accounts for ancillary services, and damages to Company property, neither of which was related to the sale or delivery of natural gas. In fiscal year 2001, the provision rose from the fiscal 2000 level due to of the much colder weather and higher gas costs in relation to fiscal year 2000.

     General taxes decreased by $3.5 million from fiscal year 2001 to fiscal year 2002 largely due to the reduction in certain revenue-based rights-of-way fees imposed by the District of Columbia, a tax expense which is recorded on a volumetric basis and higher than normal general taxes in fiscal year 2001. Fiscal year 2001 also reflected a $2.2 million one-time adjustment for a Virginia business license tax payment made as a result of a tax law restructuring. General taxes increased by $10.6 million from fiscal year 2000 to fiscal year 2001. The District of Columbia rights-of-way fees, implemented in 2001, which are being collected in rates, generated most of this increase.

     During fiscal years 2002 and 2001, depreciation and amortization rose by $4.2 million or 6.1 percent, and $3.2 million or 4.9 percent, respectively. The increases reflect gross additions to property, plant and equipment that were made to meet continuing customer growth and to upgrade or replace existing facilities and systems. The utility’s composite depreciation rate was 2.93 percent for fiscal year 2002 and 2.94 percent for fiscal year 2001.

     The Consolidated Statements of Income Taxes detail the composition of the change in income tax expense for the Company. Income taxes for the regulated utility segment decreased by $30.3 million in fiscal year 2002 from fiscal year 2001 primarily due to lower pre-tax income and deferred tax adjustments. Deferred state income tax expense for the regulated utility was recorded to reflect a new utility tax liability in fiscal year 2001 in Maryland and Virginia effective October 1, 2000 and January 1, 2001, respectively. For the non-utility segment, income taxes increased $1.4 million in fiscal year 2002 from fiscal year 2001 primarily reflecting the combined effect of higher pre-tax income offset by recording tax benefits for the Primary Investors’ investment losses. A $1.1 million decrease in income taxes for fiscal year 2001 when compared to fiscal year 2000 primarily reflects reduced pre-tax income. For more information, see WGL Holdings’ Consolidated Statements of Income Taxes and Note 9 of the Notes to Consolidated Financial Statements.

     NON-UTILITY OPERATING RESULTS

     The non-utility operating results reflect an operating loss, before other income (expenses)—net and interest expense, for fiscal years 2002 and 2001 of $11.5 million and $1.3 million, respectively. For fiscal year 2000 these operations reported operating income of $4.1 million. For purposes of the discussion below, the appropriate assignments and allocations of other income (expenses)—net and interest were made to report net income (loss) for these operations on a segment basis.

     The non-utility operating results include two segments: 1) retail energy-marketing and 2) HVAC. These segments, plus the impact of other incidental non-utility activities, posted a net loss of $12.6 million and $3.4 million for fiscal years 2002 and 2001, respectively, and reported net income of $2.8 million for fiscal year 2000. These results include $9.4 million and $3.9 million in non-recurring impairment provisions for residential HVAC operations in fiscal years 2002 and 2001, respectively, and $3.5 million, $2.2 million, and $1.7 million of net operating losses from residential HVAC in fiscal years 2002, 2001, and 2000 respectively. They furthermore include an unusual, infrequent net loss of $5.6 million from the Company’s inactive consumer financing business in fiscal year 2002 and $1.2 million of after-tax gains from sales of minor non-utility assets in fiscal year 2000.

     The following table shows the composition of the changes in revenues for these non-utility operations.

COMPOSITION OF CHANGES IN NON-UTILITY REVENUES

	Increase/(Decrease) over
	Prior Year

(in millions)	2002	2001

Retail energy-marketing	$176.6	$252.5
HVAC (commercial)	(8.4)	22.8
Other activities	(1.6)	(0.3)

Total	$166.6	$275.0

     The following discussion describes the results of operations for each of the non-utility segments and other activities.

     Retail Energy-Marketing. The Company’s retail energy-marketing subsidiary, WGEServices, was established in 1997 and sells natural gas on an unregulated, competitive basis directly to residential, commercial and industrial customers. In fiscal year 2001, it began selling electricity on an unregulated basis.

     Revenues for this segment have grown over the past three years and were $595.9 million, $419.2 million, and $166.7 million in fiscal years 2002, 2001 and 2000, respectively. The retail energy-marketing segment had 155,000, 125,000 and 123,900 natural gas customers at September 30, 2002, 2001, and 2000, respectively. Electricity was provided to 66,000 customers at September 30, 2002, compared to 44,000 customers at September 30, 2001. WGEServices has also experienced a steady increase in the volume of gas sold, with 61.0 billion cubic feet (bcf) sold in fiscal year 2002, 52.7 bcf sold in fiscal year 2001, and 45.6 bcf sold in fiscal year 2000. In addition to gas sales, WGEServices sold 6.5 billion kilowatt hours (kwh) of electricity in fiscal year 2002 compared to 1.9 billion kwh in fiscal year 2001.

     Operating expenses of the retail energy-marketing company rose by $169.9 million and $253.9 million in 2002 and 2001, respectively, principally from the higher cost of gas and electricity sold.

     Net income from the retail energy-marketing segment was $5.0 million in fiscal year 2002, compared to a net loss of $1.6 million in fiscal year 2001 and net income of $0.5 million in fiscal year 2000. Fiscal year 2002 net income reflects more than double the level of gross margins from natural gas sales stemming from a 15.8 percent increase in therms sold to a 24.0 percent larger natural gas customer base. Natural gas gross margins per therm also improved because gas costs decreased from prior year levels. Since WGEServices sells natural gas at a fixed price over the term of its contracts, the shape of the forward price curve for natural gas purchases will cause gross margins to widen and narrow over time. When gas costs increase, WGEServices experiences smaller margins as it locks in customer sales and matches them with volumes purchased in the marketplace at current costs. Conversely, in periods of declining gas costs, WGEServices is able to achieve higher gross margins. Gross margins from the sale of electricity increased over four times from the prior year as volumes sold tripled, the number of customers increased fifty percent and margins per kwh improved slightly. Electricity is purchased under a full-requirements contract from the owner of several large power plants located near the Company’s retail electric customers.

     Some of the companies from whom WGEServices purchases natural gas and the sole provider of electricity under the full-requirements contract mentioned above have relatively low or below investment grade credit ratings as determined by major credit rating agencies. Depending on the future ability of these suppliers to deliver natural gas or electricity under existing contracts, WGEServices could be exposed financially for the difference between the price at which WGEServices has contracted to buy natural gas and electricity, and the cost of any replacement natural gas or electricity that may need to be purchased if a supplier fails to fulfill its obligation to deliver energy to WGEServices.

     HVAC. Two subsidiaries, ACI and WGESystems, which offer large-scale HVAC installations and related services to commercial and government customers, are included in the Company’s commercial HVAC activities. In addition, during fiscal years 2002, 2001 and 2000, the Company had a 50 percent equity investment in Primary Investors, a limited liability company that focused on investments in companies that provide products and services to residential and light commercial HVAC customers.

     Revenues from commercial HVAC activities were $61.9 million in fiscal year 2002, a decrease of $8.4 million from the prior year. The reduction in fiscal year 2002 was the result of a decline in the number of commercial design and build projects derived from one major customer, a local government. In fiscal year 2002, 78.9 percent of revenues were generated from one customer, the federal government, and in fiscal year 2001, 84.5 percent of revenues were derived from these two major customers. In fiscal year 2001, revenues from commercial HVAC activities were $70.3 million, an increase of $22.8 million (or 48.0 percent) over fiscal year 2000 results. Net income from commercial HVAC activities was $4.0 million in fiscal year 2002. This compares to $5.0 million of net income in fiscal year 2001. The decrease in net income in fiscal year 2002 reflected the completion of work for one major customer and an increase in bad debt expense. Net income in fiscal year 2000 was $3.2 million.

     The Company’s 50-percent equity investment in Primary Investors resulted in a $3.5 million after-tax loss from operations (excluding a $9.4 million permanent impairment provision discussed below) in fiscal year 2002. The Company reported after-tax losses from operations of $2.2 million in fiscal year 2001 (excluding a $3.9 million permanent impairment provision) and a $1.7 million loss from operations in fiscal year 2000. Over the course of fiscal year 2002, management recorded $9.4 million in non-cash permanent impairment provisions to reflect a permanent decline in value. This impairment provision, and previous impairment provisions and operating losses have eliminated the book value of the Company’s investment in Primary Investors as of September 30, 2002.

     On September 20, 2002, WGL Holdings and a co-investor entered into an agreement to restructure Primary Investors, with a final closing on October 15, 2002, such that WGL Holdings has no remaining financial commitment to the co-investor, Primary Investors or any affiliate of Primary Investors (see Note 3 of the Notes to Consolidated Financial Statements).

     Other Activities. Some of the transactions for the Company are not significant enough on a stand-alone basis to warrant treatment as a segment and the transactions do not fit into one of the segments contained in the Company’s financial statements. With respect to segment reporting, these transactions are aggregated in the section called “Other Activities” (see Note 15 of the Notes to Consolidated Financial Statements). These transactions are included in the Consolidated Statements of Income in non-utility operations.

     The segment definition included in Note 15 of the Notes to Consolidated Financial Statements was revised in fiscal year 2002 to reflect the Company’s operating changes in late 2001 in its consumer financing operations. The consumer financing operations were changed such that the Company did not actively write any new loans in fiscal year 2002, but rather, limited its operations to servicing existing loans. Accordingly, Other Activities also includes transactions related to the Company’s consumer financing operation, which was reported as a segment in fiscal years 2000 and 2001 financial reports. The previously reported consumer financing segment for fiscal years 2001 and 2000 were restated to combine this segment into Other Activities.

     The results of operations for Other Activities in fiscal year 2002 reflected a net loss of $8.6 million due to a $5.6 million after-tax loss from a consumer financing business and miscellaneous expenses of the corporate holding company, such as corporate insurance, and a $1.5 million charge for consolidated tax savings which is allocated to other segments but which has no impact on the Consolidated Statements of Income of the Company.

     OTHER INCOME (EXPENSES) – NET AND INTEREST EXPENSE

     The information below for other income (expenses)– net and interest expense is reported on a consolidated basis.

     Other income (expenses)-net improved by $6.6 million for the year ended September 30, 2002 in relation to the year ended September 30, 2001. The primary reason for the improvement is $8.7 million of net income from the proceeds of the regulated utility’s weather insurance policy, partially offset by a $1.7 million charge, which is net of income taxes, associated with a bad debt expense related to a bankrupt energy company, together with other miscellaneous items. For segment reporting purposes, the cost and benefits of weather insurance and the bad debt expense for the bankrupt energy company are reflected in the regulated utility segment.

     Total interest expense decreased by $4.1 million or 8.3 percent in fiscal year 2002 and increased $6.3 million or 14.3 percent in fiscal year 2001. Approximately 98 percent of interest expense is applicable to the regulated utility’s operations. The following table shows the components of the changes in interest expense between years.

COMPOSITION OF CHANGES IN INTEREST EXPENSE

	Increase/(Decrease) from
	Prior Year

(in millions)	2002	2001

Long-term debt	$1.8	$5.2
Short-term debt	(6.3)	0.8
Other	0.4	0.3

Total	$(4.1)	$6.3

     Long-Term Debt. The $1.8 million increase in interest expense on long-term debt during fiscal year 2002 reflects an increase of $38.5 million in the average balance outstanding, partially offset by a 0.04 percentage point decrease in the weighted average cost of long-term debt. The $5.2 million increase in interest expense on long-term debt during fiscal year 2001 primarily resulted from a $78.6 million increase in the average balance outstanding. The embedded cost of long-term debt was 6.7 percent, 6.8 percent and 6.9 percent at September 30, 2002, 2001 and 2000, respectively.

     Short-Term Debt. The $6.3 million decrease in interest expense on short-term debt during fiscal year 2002 reflects a $64.9 million decrease in the average balance outstanding and a 3.5 percentage point decrease in the weighted-average cost of short-term debt. The $0.8 million increase in interest expense on short-term debt during fiscal year 2001 reflects a $26.2 million increase in the average balance outstanding, partially offset by a 0.60 percentage point decrease in the weighted-average cost of short-term debt. See “Short-term Cash Requirements and Related Financing” for a discussion of fluctuations in short-term debt balances.

     Other. Other interest expense increased $0.4 million in fiscal year 2002 compared to fiscal year 2001 and $0.3 million during fiscal year 2001 in relation to fiscal year 2000. The increase in both years is due primarily to a decrease in the accrual for Allowance for Funds Used During Construction (AFUDC). For more information on AFUDC (see Note 1 of the Notes to Consolidated Financial Statements).

     LIQUIDITY AND CAPITAL RESOURCES

     General Factors Affecting Liquidity

     It is important for the Company to have access to short-term debt markets to maintain satisfactory liquidity to operate its businesses on a near-term basis. Acquisition of natural gas, electricity, pipeline capacity and the need to finance accounts receivable are the most significant short-term financing requirements of the Company. The need for long-term capital is primarily driven by capital expenditures and maturity of long-term debt.

     Significant swings can take place in the level of short-term debt needed by the Company due primarily to changes in the price of natural gas and the impact of weather on the volumes of natural gas and electricity that need to be purchased to satisfy customer demand. Satisfactory backup financing to the Company’s commercial paper program in the form of revolving credit agreements and bank lines of credit enables the Company to maintain access to short-term debt markets. The ability of the Company to obtain such financing depends on its credit ratings, which are greatly affected by financial performance and the liquidity of financial markets. Also potentially affecting access to short-term debt capital is the nature of any restrictions that might be placed upon the Company such as ratings triggers or a requirement to provide creditors with additional credit support in the event of a determination of unreasonable creditworthiness.

     The ability to procure sufficient levels of long-term capital at reasonable costs is determined by the level of the Company’s capital expenditure requirements, its financial performance, and the impact of these factors on its credit ratings and investment alternatives available to investors. The Company’s access to short- and long-term capital may be affected by contract provisions related to a change in the Company’s creditworthiness.

     The Company has a goal to maintain its common equity ratio in the mid-50 percent range of total consolidated capital. In addition, the Company typically plans to reduce short-term debt balances in the spring, because a significant portion of the Company’s current assets are converted into cash at the end of the heating season. Accomplishing these objectives and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for the Company and Washington Gas and to allow access to capital at relatively low costs. As of September 30, 2002, total consolidated capitalization, including current maturities of long-term debt, comprised 50.9 percent common equity, 1.9 percent preferred stock and 47.2 percent long-term debt. The cash flow requirements of the Company and the ability to provide satisfactory resources to satisfy those requirements are largely influenced by the activities of Washington Gas.

     Short-Term Cash Requirements and Related Financing

     The regulated utility’s business is weather-sensitive and seasonal, causing short-term cash requirements to vary significantly during the year. In fiscal year 2002, approximately 74 percent of the total therms delivered in the regulated utility’s service area (excluding deliveries to two electric generation facilities) was made in the first and second fiscal quarters. Cash requirements peak in the fall and winter months when accounts receivable, accrued utility revenues and storage gas inventories are at their highest levels. After the winter heating season, many of these assets are converted into cash, which the Company generally uses to reduce and sometimes eliminate short-term debt and acquire storage gas for the next heating season.

     The Company’s retail energy-marketing subsidiary, WGEServices, has seasonal short-term cash requirements resulting from purchasing gas in periods that are not matched with the sale of this commodity. In addition, WGEServices must finance its accounts receivable for the gas and electricity that it sells, and the accounts receivable balances are seasonal.

     Storage gas inventories represent gas purchased from producers and are stored in facilities primarily owned by interstate pipelines. Both the regulated utility and the retail energy-marketing segment maintain storage gas inventory. The regulated utility generally pays for storage gas between heating seasons and withdraws it during the heating season. Significant variations in storage balances at September 30 are usually caused by the price paid to producers and marketers, which is a function of short-term market fluctuations in gas costs. For the regulated utility such costs become a component of the cost of gas recovered from customers when volumes are withdrawn from storage. In addition, the regulated utility is able to charge carrying costs related to the level of storage gas inventory in the amount it recovers from its customers in two of the three jurisdictions in which it operates.

     Variations in the timing of collections of gas costs under the regulated utility’s gas cost recovery mechanisms and the level of refunds from pipeline companies that will be returned to customers can significantly affect short-term cash requirements. At September 30, 2002, the regulated utility had a $0.8 million net under-collection of gas costs, compared to a $56.9 million net under-collection at September 30, 2001. The Company reflects the amounts under-collected and over-collected in the captions “Gas costs due from customers” and “Gas costs due to customers”, respectively in the Consolidated Balance Sheets. The large reduction from the prior year is primarily due to the substantial collection of the balance as of September 30, 2001 during fiscal year 2002, and a closer matching in fiscal year 2002 of gas costs paid to suppliers with gas costs recovered from customers. Most of the current balance will be collected from, or returned to customers in fiscal year 2003. At September 30, 2002, and 2001, refunds received from pipelines and to be returned to the regulated utility’s customers were not material.

     The Company and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal requirements. Alternate sources at September 30, 2002, include an unsecured seasonal line of credit of $5 million held by Washington Gas, a $220 million revolving credit agreement for Washington Gas and an $85 million revolving credit agreement for WGL Holdings, each maintained with a group of banks. The Company also has a $10 million permanent line of credit and Washington Gas has a $5 million permanent line of credit. The Company can activate these financing options to support or replace its commercial paper (see Note 4 of the Notes to Consolidated Financial Statements).

     At September 30, 2002, the Company had outstanding notes payable of $90.9 million, compared to $134.1 million outstanding at September 30, 2001. The decrease in notes payable from the prior year was primarily due to the decrease in the balance for storage gas inventory and additional issuances of long-term debt to take advantage of attractive long-term interest rates. At September 30, 2002, current maturities of long-term debt were $42.4 million compared to $48.2 million at September 30, 2001.

     Contractual Commitments and Obligations

     WGL Holdings has certain contractual obligations that extend beyond fiscal year 2002. These commitments include long-term debt, lease obligations and unconditional purchase obligations for pipeline capacity, transportation and storage services and certain natural gas and electricity commodity commitments. The estimated obligations as of September 30, 2002 for various fiscal years are shown below.

ESTIMATED CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS (Assumes Normal Weather)

(in millions)

							After
Years ended September 30,	Total	2003	2004	2005	2006	2007	2007

Pipeline and storage contracts	$937.7	104.5	120.1	112.7	109.0	112.0	379.4
Medium-term notes	673.1	40.0	40.0	60.5	50.0	85.0	397.6
Electric purchase commitments	393.8	288.0	100.1	5.6	0.1	—	—
Gas purchase commitments	130.8	125.2	5.6	—	—	—	—
Other long-term debt	37.8	2.4	0.1	—	—	—	35.3
Operating leases	3.9	0.6	0.6	0.6	0.6	0.6	0.9
Natural gas purchase contracts	1.6	1.6	—	—	—	—	—

Total	$2,178.7	$562.3	$266.5	$179.4	$159.7	$197.6	$813.2

     The table above reflects fixed and variable obligations estimated on the basis of normal weather and average customer usage. These estimates reflect the likely purchases under various contracts. The contracted minimums are disclosed in Note 13 of the Notes to Consolidated Financial Statements. The Estimated Contractual Obligations and Commercial Commitments table includes $937.7 million for pipeline and storage contracts that consists of $936.2 million for Washington Gas and $1.5 million for WGEServices. Medium-term notes (MTNs) and other long-term debt of $673.1 million and $37.8 million, respectively, represent the principal liability with long-term debt maturity payments reflected in fiscal years 2003 and beyond. Electric purchase commitments of $393.8 million are WGEServices’ expected expenditures based on forecasted usage of its existing customer base. This commitment is pursuant to an electric purchase contract with a wholesale energy marketer that is contractually tied to a full requirements service with no minimum commitments. Purchases will fluctuate based on customers’ actual usage. WGEServices’ purchase commitments are $130.8 million and represent fixed price commitments for gas delivered to Washington Gas’ city gate stations, including the cost of transportation to that point, which is bundled in the purchase price. Washington Gas has $1.6 million of natural gas purchase contracts with suppliers that expire in fiscal year 2003. These contracts represent a commitment for the natural gas commodity only and exclude the cost of transportation to the city gate.

     WGL Holdings has also made certain additional commitments that include financial guarantees, primarily to support the energy acquisition activities of the retail energy-marketing segment. On September 30, 2002, the total guarantees outstanding were $242.3 million, which includes amounts guaranteed on behalf of affiliates to other affiliates. Of this guaranteed amount, $172.3 million will remain in effect until the termination of a contractual agreement, or until cancelled at the option of the Company or by the counterparty.

     When a customer selects a third-party marketer to provide supply, Washington Gas generally assigns pipeline and storage capacity to third-party marketers to deliver gas to Washington Gas’ city gate. In order to provide gas commodity to customers who do not select a third-party marketer, Washington Gas has a commodity acquisition plan to acquire the natural gas supply to serve the customer. In connection with this plan, Washington Gas utilizes an Asset Manager to acquire the necessary supply to serve these customers. Washington Gas’ commitment to the Asset Manager is to purchase gas supply through March 31, 2003 at a market price that is tied to various public indices for natural gas. The contract commitment is related to customer demand, there are no minimum bill commitments, and no amount is included in the table above for these contracts. The Company does have minimum bill commitments for three supply-related contracts that are reflected in the table above.

     Long-Term Cash Requirements and Related Financing

     The Company’s long-term cash requirements primarily depend upon the level of capital expenditures, long-term debt maturity requirements and decisions to refinance long-term debt. The Company devotes the majority of its capital expenditures to adding new regulated utility customers in its existing service area. At September 30, 2002, Washington Gas was authorized to issue up to $143.0 million of long-term debt under an existing shelf registration. Washington Gas expects to file a new shelf registration application in the spring of 2003. Note 5 of the Notes to Consolidated Financial Statements further explains the nature of the Company’s long-term debt.

     Cash Flow from Operating Activities. In fiscal year 2002, net cash provided by operating activities totaled $205.3 million, compared to $80.0 million in fiscal year 2001. The $125.3 million increase in net cash provided by operating activities was primarily the result of the difference between utilizing $60.2 million of cash in fiscal year 2001 for gas costs that were paid but unrecovered from customers at September 30, 2001, and subsequently collecting $56.1 million of these unrecovered gas costs in fiscal year 2002. This effect alone contributed $116.2 million of the change in operating cash flow in fiscal year 2002. A reduction in net cash required to support storage gas balances provided $33.8 million of the change, and changes in accounts payable of $43.9 million also contributed to increased operating cash flow. Major offsets to these amounts were a $43.3 million drop in net income and a $50 million reduction in deferred income taxes primarily associated with the change in the balance of unrecovered gas costs due from customers.

     In fiscal year 2001, net cash provided by operating activities was $80.0 million compared to $87.2 million in fiscal year 2000. This change primarily reflected increased amounts needed in fiscal year 2001 to fund a significant rise in gas costs due from customers, an increase in other prepayments and a reduction in accounts payable. Partially offsetting these uses of cash in fiscal year 2001 was a $32.6 million increase in net income adjusted for non-cash items and a decrease in cash used to fund storage gas inventories.

     Cash Flow from Financing Activities. Net cash used in financing activities was $27.1 million in fiscal year 2002 compared to net cash provided by financing activities of $38.1 million in fiscal year 2001. The main reason for the variation is the $52.7 million of proceeds from the issuance of 2,038,500 shares of common stock in fiscal year 2001 and a $15.8 million greater reduction in notes payable in fiscal year 2002. The decline in notes payable is due to a decrease in unrecovered gas costs from customers and storage gas balances. The Company derived $6.9 million more from the net effect of long-term debt issues and retirements in fiscal year 2002 than in fiscal year 2001.

     The following table shows the issuance and retirement of long-term debt that occurred during fiscal years 2002, 2001 and 2000 (see Note 5 of the Notes to Consolidated Financial Statements).

     LONG-TERM DEBT ACTIVITY

	2002		2001		2000

($ in millions)	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount

Medium-term notes
Issued	5.17 - 6.05%	$107.0	6.64 - 7.31%	$55.0	7.45 - 7.70%	$53.0
Retired	6.90 - 7.56%	(42.6)	—	—	—	—
Project financing
Issued	7.22 - 7.88%	23.3	7.2 - 8.6%	40.6	7.44 - 7.70%	1.7
Retired	7.22 - 7.88%	(9.7)	7.2 - 8.6%	(24.3)	—	—
Other	Various	(0.2)	Various	(0.1)	Various	(0.9)

Total		$77.8		$71.2		$53.8

     The dividends paid on common stock by the Company during fiscal year 2002 increased by $2.7 million over fiscal year 2001. This increase was due primarily to recognizing a full year’s effect in fiscal year 2002 of the issuance of 2,038,500 shares of common stock in June 2001 (see Note 6 of the Notes to Consolidated Financial Statements) and a $0.0025 increase in the quarterly cash dividend on common stock which became effective for the dividend paid on May 1, 2002.

     Cash Flow from Investing Activities. Capital expenditures for fiscal years 2002, 2001 and 2000 totaled $162.4 million, $130.2 million and $124.1 million, respectively. Investments in new business construction, which include amounts invested to convert customers from other energy sources, result in the capacity to deliver additional therms. During fiscal years 2002, 2001 and 2000, capital expenditures for new business equaled $99.5 million, $79.5 million and $75.6 million, respectively, which represented 61.3 percent, 61.1 percent and 60.9 percent of each year’s respective total capital expenditures. In addition, the Company made equity investments in Primary Investors of $3.9 million, $1.0 million and $10.8 million in fiscal years 2002, 2001 and 2000, respectively. No future equity investments will be made in Primary Investors.

     Other investing activities relate to the Company financing certain construction projects on behalf of its commercial HVAC subsidiary.

     During fiscal year 2000, the Company received $0.7 million from the sales of minor non-utility investments.

     During fiscal year 2002, the sum of net income and non-cash charges, less dividends on common stock totaled $47.6 million, which represented 28.6 percent of capital expenditures and investments. For fiscal years 2001 and 2000, respectively, the sum of net income and non-cash charges, less dividends on common stock, totaled $128.3 million and $97.3 million, which represented 97.7 percent and 72.2 percent of capital expenditures plus investments.

     Sales and Repurchases of Accounts Receivable

     In late 2001, the Company reduced its consumer financing operations and did not write new loans in fiscal year 2002, but rather, limited its operations to servicing existing loans. Accordingly, the cash generated from the consumer financing operation was limited to collection of the principal and interest for existing loans that were netted against loan pools. In prior periods, loan pools were created to convert the loans to cash through the sale of these pools to commercial banks. During fiscal year 2001 and 2000, the Company augmented cash flow by selling these pools which amounted to $19.2 million and $23.9 million, respectively. In connection with the pools, the Company repurchased certain of these loans from the commercial banks in the amount of $11.3 million and $8.3 million for fiscal years 2002 and 2001, respectively (see Note 13 of the Notes to Consolidated Financial Statements).

     Security Ratings

     The table below reflects credit ratings for outstanding debt instruments of WGL Holdings and Washington Gas at December 13, 2002. Credit rating agencies can revise their credit ratings at any time.

	WGL Holdings		Washington Gas

	Unsecured Medium-Term	Commercial	Unsecured	Commercial
Rating Service	Notes (Indicative)*	Paper	Medium-Term Notes	Paper

Fitch, Inc.	A+	F1	AA-	F1+
Moody’s Investors Service	**	P-2	A2	P-1
Standard & Poor’s Corporation	AA-	A-1+	AA-	A-1+

* Indicates the ratings that would be applicable if WGL Holdings were to issue unsecured medium-term notes.

** Unpublished

     Ratings Triggers and Certain Debt Covenants

     In the event the long-term debt of Washington Gas is downgraded below certain levels, WGL Holdings and Washington Gas are required to pay higher facility fees on their revolving credit agreements. Also under the revolving credit agreements, the ratio of consolidated indebtedness to consolidated total capitalization can not exceed 0.65 to 1.0 (65.0 percent). Under the terms of the revolving credit agreements, the Company is required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. The failure to inform the lenders’ agent of changes in these areas deemed material in nature might constitute default under the agreement. A default, if unremedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable.

     In connection with certain gas purchase and pipeline capacity agreements, in the event the long-term debt of Washington Gas is downgraded below BBB by Standard & Poor’s or below Baa2 by Moody’s, or Washington Gas is deemed by a counterparty not to be creditworthy, the counterparty may withhold service or deliveries, or may require additional credit support.

     Capital Expenditures

     The following table shows the Company’s actual capital expenditures for fiscal years 2000, 2001 and 2002 and projected capital expenditures for fiscal years 2003 through 2007. This table excludes the Company’s investment in Primary Investors of $3.9 million in fiscal year 2002, $1.0 million in fiscal year 2001 and $10.8 million in fiscal year 2000. The Company’s capital expenditure program includes investments to extend service to new areas and to ensure safe, reliable and improved service. The increase in capital expenditures from 2001 to 2002 primarily reflected a major system improvement project necessary for future customer growth and also an increase in customers added. The 2003 to 2007 projected period includes $388.9 million for continued growth to serve new customers and $152.0 million primarily for replacement and betterment projects. The projected period also reflects $110.5 million of other expenditures, primarily general plant and support services. The Company believes that the combination of available internal and external sources of funds will be adequate to fund these capital expenditures.

     CAPITAL EXPENDITURES

	Actual			Projected

(in millions)	2000	2001	2002	2003	2004	2005	2006	2007	Total

New business	$75.6	$79.5	$99.5	$76.5	$84.1	$73.9	$77.5	$76.9	$388.9
Replacements	27.1	33.6	41.5	28.9	29.7	30.4	31.1	31.9	152.0
Other	21.4	17.1	21.4	34.6	25.0	24.1	15.4	11.4	110.5

Total	$124.1	$130.2	$162.4	$140.0	$138.8	$128.4	$124.0	$120.2	$651.4

     COMPETITION

     The core business of the regulated utility faces competition based on customers’ preferences for natural gas compared to other energy products and the comparative prices of those products. Currently, the most significant product competition occurs between natural gas and electricity in the residential market. The residential market generates a significant proportion of the regulated utility’s net income. In its service territory, Washington Gas continues to attract the majority of the new residential construction market. The Company believes that consumers’ continuing preference for natural gas allows Washington Gas to maintain a strong presence.

     The regulated utility has generally maintained a price advantage over electricity in its service area. Increases in the price of the natural gas commodity during the winter of fiscal year 2001 altered this situation somewhat. However, by the end of fiscal year 2001 and during fiscal year 2002, natural gas prices have settled to more traditional levels. Furthermore, as discussed below, restructuring in both the natural gas and electric industries is leading to changes in traditional pricing models. As part of the electric industry restructuring effort, certain business segments are moving toward market-based pricing, with third-party marketers of electricity participating in retail markets. Electric industry restructuring may result in lower comparative pricing for electric service and other alternative energy sources, including natural gas. These changes could result in increased competition for the regulated utility.

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

     DEREGULATION

     In each of the jurisdictions (the District of Columbia, Maryland and Virginia) served by the Company’s regulated utility, regulators and utilities have implemented customer choice programs. These programs provide customers with an opportunity to choose to purchase their natural gas and/or electric commodity from third-party marketers, rather than purchasing these commodities as part of a bundled service from the local utility. When customers choose to purchase their natural gas commodity from a third-party marketer, there is no impact on the regulated utility’s net revenues or net income because Washington Gas passes the cost of gas to customers without any mark-up. However, these customer choice programs provide unregulated third-party marketers, such as WGEServices, with opportunities to profit from the sale of the natural gas commodity or electricity in competitive markets. Participating in this rapidly evolving marketplace also poses new risks and challenges discussed below that must be addressed in the Company’s current and future strategies.

     THE NATURAL GAS DELIVERY FUNCTION

     The natural gas delivery function, the core business of the Company’s regulated utility, continues to be regulated by local regulatory commissions. In developing this core business, Washington Gas has invested over $2.4 billion to construct a safe, reliable and economical natural gas distribution system. Because of the high fixed costs and significant safety and environmental considerations associated with building and operating a distribution system, it is expected that there will continue to be only one owner and operator of a natural gas distribution system per franchise area for the foreseeable future. The nature of Washington Gas’ customer base and the distance of most customers from interstate pipelines mitigate the threat of bypass of its facilities by other potential delivery service providers.

     Washington Gas expects that local regulatory commissions will continue to set the prices and terms for delivery service that give it an opportunity to earn a fair rate of return on the capital invested in its distribution system and to recover reasonable operating expenses. Washington Gas plans to continue constructing, operating and maintaining its natural gas distribution system.

     The Company does not foresee any significant near-term changes in the regulated utility’s risk profile.

     THE MERCHANT FUNCTION AND NATURAL GAS UNBUNDLING

     The implementation of customer choice programs for natural gas customers is well underway in the District of Columbia, Maryland and Virginia. At September 30, 2002 all of the customers served by Washington Gas were eligible to participate in customer choice programs. Out of approximately 939,000 customers at September 30, 2002, approximately 199,000 customers purchased their natural gas commodity from unregulated third-party marketers.

     Ultimately, the Company expects the regulated utility may play a much smaller role in the merchant function and may eventually exit the merchant function as customers buy natural gas from unregulated marketers. During this transition period, Washington Gas continues to have certain obligations under long-term contracts to purchase natural gas from producers and transportation capacity from interstate pipeline companies. Accordingly, the strategy of Washington Gas focuses on managing efficiently the portfolio of contractual resources, recovering contractual costs and maximizing the value of contractual assets.

     Washington Gas actively manages its supply portfolio to balance its sales and supply obligations. Currently, the regulated utility includes the cost of the natural gas commodity and pipeline services in the purchased gas costs that it includes in firm customers’ rates, subject to regulatory review. The regulated utility’s jurisdictional tariffs contain gas cost mechanisms that allow it to recover the invoice cost of gas applicable to firm customers. Washington Gas believes it prudently entered into its gas contracts and that the costs being incurred should be recoverable from customers. If future unbundling or other initiatives remove the current gas cost recovery provisions, Washington Gas could be adversely impacted to the extent it incurs non-competitive gas costs without other satisfactory regulatory mechanisms available to recover any costs that may exceed market prices. Washington Gas currently has recovery mechanisms for such potentially stranded costs in the District of Columbia, Maryland and Virginia.

     If Washington Gas were to determine that competition or changing regulation would preclude it from recovering these costs in rates, these costs would be charged to expense without any corresponding revenue recovery. If this situation were to occur and depending upon the timing of the occurrence, the impact on Washington Gas’ financial position and results of operations would likely be significant. In the event that a regulatory body disallows the recovery of such costs, these costs would be borne by shareholders.

     To minimize its exposure to contract risks, Washington Gas has mechanisms in its customer choice programs to assign to participating third-party marketers approximately 65 percent of the storage and peak winter capacity resources that were dedicated to serving bundled service customers when those customers elected a third-party marketer. Washington Gas currently has mechanisms filed or approved with each of its local commissions to assign up to 100 percent of the storage, transportation and peak winter capacity resources beginning during the 2003-2004 heating season. Washington Gas continually updates its forecasts of customer growth and the associated requirements for pipeline transportation, storage and peaking resources. While the regulated utility is not renewing expiring long-term gas commodity contracts at the present time, it is generally renewing pipeline transportation and storage contracts to meet its forecasts of increased customer gas requirements and to comply with regulatory mechanisms to provide for or make available such resources to marketers serving customers in the customer choice programs. As the gas commodity contracts expire, Washington Gas enters into flexible short-term purchasing arrangements to meet demand. This strategy mitigates the exposure to long-term commitments beyond minimum FERC-approved contract requirements, while ensuring reliable and competitively priced gas for customers who continue to buy the natural gas commodity from the regulated utility.

     To maximize the value of its contractual assets, the regulated utility has entered into contracts with unregulated marketers who make use of the regulated utility’s firm storage and transportation rights to meet the regulated utility’s city gate delivery needs and to make off-system sales when such storage and transportation rights are underutilized. The regulated utility continues to pay the fixed charges associated with the firm storage and transportation contracts used to make sales.

     UNREGULATED RETAIL ENERGY-MARKETING AND NATURAL GAS AND ELECTRIC UNBUNDLING

     As the regulated utility’s role in the merchant function decreases over time, opportunities emerge for unregulated natural gas providers. In the deregulated marketplace, third-party marketers have profit-making opportunities, but also assume the risk of loss.

     Recognizing the opportunities presented by competition, the Company established WGEServices, an unregulated retail energy-marketing subsidiary in fiscal year 1997. WGEServices now markets both natural gas and electricity to residential, commercial and industrial customers both inside and outside of the Washington Gas service area. To date, WGEServices has grown to nearly 155,000 natural gas customers and 66,000 electric customers compared to 125,000 natural gas customers and 44,000 electric customers in fiscal year 2001 (the initial year of electric sales), and 123,900 natural gas customers in fiscal year 2000. WGEServices’ gross revenues in fiscal years 2002 and 2001, which include both sales of natural gas and electricity, were $595.9 million and $419.2 million, respectively. WGEServices had net income of $5.0 million in fiscal year 2002 and incurred a net loss of $1.6 million in fiscal year 2001, due mainly to acquisition costs associated with obtaining new electricity customers. During fiscal year 2000, WGEServices had revenues of $166.7 million from natural gas customers and net income of $0.5 million.

     The regulatory process tends to stabilize rates and revenues of the regulated utility. However, there can be significant volatility for unregulated third-party marketers, such as WGEServices. Thus, while WGEServices has a significant potential for continued growth, it must carefully manage risks in a volatile commodity market.

     WGEServices competes with other third-party marketers as well as with regulated utilities to sell the unregulated natural gas commodity to customers. Marketers of the natural gas commodity compete largely on price, and gross margins are relatively small. Consequently, net income as a percentage of sales of unregulated natural gas is much lower than the comparable relationship to the regulated utility.

     In addition, WGEServices faces supply-side risks. To minimize these risks, WGEServices’ strategy is to manage its natural gas contract portfolio in a manner that closely aligns the volumes of gas it purchases with firm commitments from customers to purchase this gas and enter into transactions to moderate gas supply cost volatility. WGEServices purchases its gas from a number of wholesale suppliers in order to avoid relying on any single provider for its natural gas supply. Additionally, WGEServices maintains gas storage inventory to meet daily and monthly fluctuations in demand caused by variations in normal weather. Similarly, WGEServices’ dependency on any one customer or group of customers is limited. Beginning in fiscal year 2002, WGEServices entered into derivative contracts in order to balance its sales commitments with the amount of gas it must purchase to satisfy those commitments. WGEServices has a risk management policy in place and periodically reassesses its policy to determine its adequacy to mitigate risks in changing markets.

     Customer choice programs are not unique to the natural gas industry. Choice for electric customers has been implemented in each jurisdiction in which the regulated utility operates. Similar to the natural gas industry, participants in these programs can choose either to continue purchasing bundled electricity service from their local electric distribution utility or to purchase electricity from a third-party marketer.

     WGEServices competes with other third-party marketers to sell electric supply services to customers. Marketers of electric supply service compete largely on price, and gross margins are relatively small.

     In anticipation of the opportunities to sell electricity in jurisdictions that have implemented customer choice programs, WGEServices entered into a master purchase and sale agreement in April 2000 with a wholesale energy marketer. Under the agreement, as WGEServices identifies profitable opportunities, it purchases electric energy, capacity and certain ancillary services from the wholesaler for resale to retail electricity customers. In each jurisdiction that has introduced customer choice programs, WGEServices evaluates the associated profit potential and other strategic factors. WGEServices does not own or operate any electric generation, electric transmission or electric distribution assets.

     Some of the supplier companies that sell gas to WGEServices and the sole provider of electricity under the full-requirements contract mentioned above, have relatively low or below investment grade credit ratings as determined by major credit rating agencies. Depending on the future ability of these suppliers to deliver natural gas or electricity under existing contracts, WGEServices could be financially exposed for the difference between the price at which WGEServices has contracted to buy natural gas and electricity, and the cost of any replacement natural gas or electricity that may need to be purchased.

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

     OTHER FACTORS AFFECTING THE COMPANY

     Critical Accounting Policies

     Preparation of financial statements and related disclosures in compliance with generally accepted accounting principles requires the selection and the application of appropriate technical accounting rules to the relevant facts and circumstances of the company’s operations, as well as the use of estimates by management to compile the consolidated financial statements. The application of these accounting policies necessarily involves judgments regarding estimates and projected outcomes of future events, including the likelihood of success of particular regulatory initiatives, the likelihood of actualizing environmental estimates and the probability of recovering costs and investments in both the regulated utility and non-utility operations. These judgments, in and of themselves, materially impact the financial statements and the related disclosures.

     The Company has identified four critical accounting policies discussed below that require judgment and estimation, where such estimates have a material impact on the consolidated financial statements.

     Accounting for Utility Revenue and Cost of Gas Recognition. For regulated deliveries of natural gas, Washington Gas reads meters and bills customers on a cycle basis. It accrues revenues for gas that has been delivered but not yet billed at the end of an accounting period. Such revenues are recognized as unbilled revenue and those revenues are adjusted in the subsequent period when actual meter readings are taken.

     The regulated utility’s jurisdictional tariffs contain mechanisms that provide for the recovery of the invoice cost of gas applicable to firm customers. Under these mechanisms, the regulated utility periodically adjusts its firm customers’ rates to reflect increases and decreases in the invoice cost of gas. Annually, the regulated utility reconciles the difference between the total gas costs collected from firm customers and the invoice cost of gas. The regulated utility defers any excess or deficiency and subsequently either recovers it from, or refunds it to, customers over the following twelve-month period. The “Gas costs due from Customers” and “Gas costs due to Customers” captions, reported in the Consolidated Balance Sheet, reflect amounts related to these reconciliations.

     Accounting for Regulated Operations – Regulatory Assets and Liabilities. A significant portion of the Company’s business is subject to regulation. As the regulated utility industry continues to address competitive market issues, the cost-of-service regulation used to compensate the Company’s regulated utility for the cost of its regulated operations will continue to evolve. Non-traditional ratemaking initiatives and market-based pricing of products and services could have additional long-term financial implications for the Company. Management has relied on its projection of continued regulatory oversight of its operations in order to validate the carrying cost of the regulated utility investment in fixed assets.

     The Company’s regulated utility records the results of its regulated activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, which results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. SFAS No. 71 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. In certain circumstances, SFAS No. 71 allows entities whose rates are determined by third-party regulators to defer costs as “regulatory” assets in the balance sheet to the extent that the entity expects to recover these costs in future rates. Future regulatory changes or changes in the competitive environment could result in the Company discontinuing the application of SFAS No. 71 for some of its businesses and require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery or refund. In effect, the Company’s regulated utility could be required to write off certain regulatory assets that had been deferred in prior period Consolidated Balance Sheets and charge these costs to expenses at the time it determines that the provisions of SFAS No. 71 no longer apply. If WGL Holdings was required to discontinue the application of SFAS No. 71 for its operations, it would theoretically have an extraordinary non-cash charge to income for the net book value of its regulatory assets and liabilities. Other adjustments might also be required.

     Management believes that currently available facts support the continued application of SFAS No. 71 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

     Accounting for Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, the Company recognizes deferred income taxes for all temporary differences between the financial statement and tax basis of assets and liabilities at currently enacted income tax rates.

     SFAS No. 109 also requires recognition of the additional deferred income tax assets and liabilities for temporary differences when regulators have flowed through income tax benefits or costs to ratepayers. Regulatory assets or liabilities corresponding to such additional deferred tax assets or liabilities may be recorded to the extent the company believes they will be recoverable from or payable to customers through the ratemaking process. Amounts applicable to income taxes due from and due to customers primarily represent differences between the book and tax basis of net utility plant in service.

     Accounting for Contingencies. The Company recognizes Contingent Liabilities utilizing SFAS No. 5, Accounting for Contingencies. By their nature, the amount of the contingency and the timing of a contingent event are subject to management’s judgment of such events and management’s estimates of the amounts. These contingent events and amounts are discussed in the Notes to the Consolidated financial statements.

     Industry Consolidation

     In recent years, the energy industry has seen a number of consolidations, combinations, disaggregations and other strategic alliances. These changes are being driven, in part, as energy companies seek to offer a broader range of energy services to compete more effectively in attracting and retaining customers. For example, affiliations with other operating utilities could potentially result in economies and synergies and could provide customers with a wider range of energy services. Consolidation will present combining entities with the challenges of remaining focused on the customer and integrating different organizations. Others in the energy industry are discontinuing operations in certain portions of the energy industry or divesting portions of their business and facilities.

     The Company, from time-to-time, performs studies and, in some cases, holds discussions regarding utility and energy-related investments and transactions with other companies. The ultimate impact on the Company of any such investments and transactions that may occur cannot be determined at this time.

     Economic Conditions

     The Company and its subsidiaries operate in one of the fastest growing regions in the nation. The continued prosperity of this region has allowed the Company’s regulated utility to expand its regulated delivery service customer base at a rate of growth well over twice the national industry average during the past five years. In addition, this economy has provided a robust market for the Company’s subsidiaries to market natural gas, electricity and other energy-related products and services. A downturn in the economy of the region in which the Company operates, which cannot be predicted with accuracy, might adversely affect the Company’s ability to grow its regulated utility and other businesses at the same rate they have grown in the past.

     Inflation/Deflation

     From time to time, the Company’s regulated utility seeks approval for rate increases from regulatory commissions to help it manage the effects of inflation on its capital investment and returns. The most significant impact of inflation is on the regulated utility’s replacement cost of plant and equipment. While the regulatory commissions, having jurisdiction over the regulated utility’s retail rates, allow depreciation only on the basis of historical cost to be recovered in rates, the Company anticipates that its regulated utility should be allowed to recover the increased costs of its investment and earn a return thereon, after replacement of the facilities occurs.

     To the extent the Company’s regulated utility experiences a sustained deflationary economic environment, actual returns on invested capital could rise and exceed returns allowed by regulators in previous regulatory proceedings. If this were to occur, it could prompt the initiation of a regulatory review to reduce the revenue of the regulated utility.

     Labor Contracts

     The Company has five labor contracts with three labor unions. The contract with International Brotherhood of Teamsters Local 96 is a four-year contract that was ratified in June 2000 and applies to approximately 765 members. The contract with the Office and Professional Employees International Union (OPEIU), Local 2, is a three-year contract that was ratified in April 2000 and applies to approximately 350 members. In fiscal year 2003, labor contracts with OPEIU, Local 2, and another smaller union that covers approximately 20 employees will expire.

     REGULATORY MATTERS

     The regulated utility bases requests for a modification to existing rates on increased investment in plant and equipment, higher operating expenses and the need to earn an adequate return on invested capital. Until September 30, 2002, the regulated utility’s base rates had not been modified in its major jurisdictions since 1994. The following table summarizes major rate applications and results.

     SUMMARY OF MAJOR RATE APPLICATIONS AND RESULTS

			Increase in Annual
		Test Year	Revenues (Millions)		Allowed Return
	Effective	12 Months			on Common
Jurisdiction	Date	Ended	Requested	Granted	Equity

Virginia	07/06/90	03/31/90	$7.7	$7.1	13.00%
Maryland	12/01/94	03/31/94	17.6	7.4	a/
District of Columbia	10/19/93	09/30/92	24.5	4.7	11.50%
District of Columbia	08/01/94	09/30/93	17.3	6.4	b/
Virginia	09/27/94	12/31/93	15.7	6.8	11.50%
Maryland	09/30/02	12/31/01	31.4	9.3	b/

a/	Rates were implemented as a result of a settlement agreement. The return on equity indicated in the order of 11.5 percent was not utilized to establish rates.
b/	Application was settled without stipulating the return on common equity.

     Washington Gas was granted a revenue increase in its Maryland jurisdiction effective September 30, 2002. Washington Gas has also requested authority to increase its rates from the applicable regulatory agency in each of the two remaining jurisdictions where the company operates. An Order was issued on October 29, 2002 in the District of Columbia ordering Washington Gas to lower revenues in this jurisdiction and on November 6, 2002, Washington Gas filed an application for reconsideration as discussed below. Washington Gas filed for a rate increase in Virginia that is also discussed below. The key issues in each case are discussed below.

     District of Columbia Jurisdiction

     On February 17, 2000, the District of Columbia’s Office of the People’s Counsel (OPC) filed a complaint with the PSC of DC requesting an investigation into the reasonableness of the existing rates of Washington Gas. On February 28, 2000, Washington Gas filed an answer urging the PSC of DC to dismiss the OPC complaint. On March 21, 2001, the PSC of DC issued an Order granting OPC’s request to initiate an investigation into the reasonableness of Washington Gas’ base rates. The PSC of DC’s Order required Washington Gas to file base rate information no later than ninety days from March 21, 2001.

     On June 19, 2001, Washington Gas filed an application with the PSC of DC to increase rates in the District of Columbia. The request sought to increase overall annual revenues in the District of Columbia by approximately $16.3 million, or 6.8 percent, based on a proposed return on equity of 12.25 percent.

     On March 8, 2002, the OPC filed testimony in which it recommended that the PSC of DC order Washington Gas to reduce its rates by $12.0 million, or 5.0 percent. The OPC’s recommendation was premised on a 9.75 percent return on common equity. The OPC also recommended a one-time refund of an estimated $9.0 million associated with pensions and other postretirement benefits that had been collected by Washington Gas in accordance with a tracking mechanism approved previously by the PSC of DC. Washington Gas filed rebuttal testimony on April 15, 2002. Evidentiary hearings were held the week of May 20, 2002.

     On October 29, 2002 the PSC of DC issued an Order for Washington Gas to decrease rates. The Order directs a decrease in overall annual revenues in the District of Columbia of approximately $7.5 million. The PSC of DC approved a return on common equity of 10.6 percent and an overall rate of return of 8.83 percent. The PSC of DC rejected Washington Gas’ incentive rate plan. The PSC of DC rejected a proposal by OPC seeking retroactive refunds of asset management revenues collected by Washington Gas in the past and approved the regulated utility’s proposal to share fifty percent of such future revenues with customers. The PSC of DC also ordered Washington Gas to refund the pension and postretirement costs described above over three years. Because these benefits had been collected through a tracking mechanism, a liability had already been established and there will be no effect on income.

     On November 6, 2002 Washington Gas filed with the PSC of DC an Application for Reconsideration (Application) of the order issued by the PSC of DC on October 29, 2002. Washington Gas’ Application automatically stayed the PSC of DC’s order. Washington Gas claims that the PSC of DC made calculation errors that overstated the amount of the revenue reduction by $1.4 million. Washington Gas also claims that the PSC of DC failed to take into consideration legitimate costs and operating expenses incurred by Washington Gas and included in the evidentiary record of the case. Washington Gas requested the PSC of DC to modify its ruling to correct calculation errors and apply its articulated principles consistently with the result that Washington Gas would only reduce rates by $1.9 million, which would allow Washington Gas the opportunity to earn the 10.6 percent return on common equity and the 8.83 percent overall rate of return authorized by the PSC of DC (assuming no other changes in post-test period costs or expenses) instead of the $7.5 million reduction noted in the October 29, 2002 order.

     On November 27, 2002, OPC filed an Application for several matters from the October 29, 2002 order, one of which is the retroactive refund of asset management revenues. Another intervenor in this case also filed an Application. At the present time Washington Gas cannot predict the outcome of the Applications. Unless the PSC of DC decides against Washington Gas on the matter of asset management revenues, the decision by the PSC of DC on the Applications will apply on a prospective basis from the date of the order deciding the Applications for all matters. The PSC of DC has extended the time to issue a decision in this proceeding to January 13, 2003.

     Maryland Jurisdiction

     On March 28, 2002, Washington Gas filed an application with the Public Service Commission of Maryland (PSC of MD) requesting an increase in revenues of approximately $31.4 million or 9.3 percent. The original request included a 12.5 percent return on common equity or 9.67 percent overall rate of return on a year-end rate base, coupled with an incentive rate plan.

     On April 26, 2002, the PSC of MD issued a ruling that established two separate phases for the purpose of considering and resolving specific issues that were stated at that time. In Phase I, the PSC of MD would review Washington Gas’ base rate case, its proposal regarding incentive rates and a number of other issues associated with Washington Gas’ proposed tariffs and rates. During Phase II the PSC of MD would review issues regarding Washington Gas’ proposal for serving as the “supplier/provider of last resort for natural gas services.”

     On July 30, 2002, after discussions among all parties, an uncontested settlement agreement on Phase I of the case was filed with the PSC of MD. On August 1, 2002, hearings were held to take testimony and receive evidentiary exhibits on the narrow question of whether the proposed settlement filed on July 30, 2002 was in the public interest. After evaluating the results of that day’s evidence, the PSC of MD cancelled the scheduled contested case hearing dates. After the August 1, 2002 hearing date, further discussions were held among the parties. An uncontested revised settlement was reached on Phase I of the case and filed with the PSC of MD on August 6, 2002. The revised settlement provided for an increase of $9.25 million in annual non-gas operating revenues. The settlement did not indicate the allowed return on common equity for the purpose of determining the amount of the settlement. An incentive-based rate plan was not included in the settlement. However, the parties have agreed to discuss performance standards as they may relate to an incentive rate plan within six months after the settlement is approved by the PSC of MD.

     On September 27, 2002, the PSC of MD issued an Order approving the revised settlement agreement that had been filed with the PSC of MD on August 6, 2002, without modification. The increase in revenues became effective for meter readings of Maryland customers on and after September 30, 2002.

     Virginia Jurisdiction

     On June 14, 2002, Washington Gas filed with the State Corporation Commission of Virginia (SCC of VA) an application to increase annual revenues in Virginia. The Shenandoah Gas Division of Washington Gas is included in the filing. The filing requested to increase overall annual revenues by approximately $23.8 million. Washington Gas requested an overall rate of return of 9.42 percent and a return on common equity of 12.25 percent versus its current return on common equity of 11.50 percent for Washington Gas and 10.7 percent for Shenandoah Gas. Washington Gas also requested approval of an Incentive Rate Plan, which includes a 50/50 sharing between customers and Washington Gas of weather-normalized Virginia regulated earnings 100 basis points above or below the SCC of VA’s authorized return on equity. The incentive rate plan proposed no change in the method of recovering the cost of natural gas incurred by Washington Gas.

     Under the regulations of the SCC of VA, Washington Gas placed the entire amount of the requested revenue increase into effect on November 12, 2002, subject to refund pending the SCC of VA’s final decision in the proceeding. The collection of increased revenues and the contingent liability for refunds will impact future financial results. Thus there is no provision for rate refunds as of September 30, 2002.

     On November 15, 2002, the Staff of the SCC of VA (Staff) filed testimony in this proceeding in response to Washington Gas’ presentation. The Staff took the position that Washington Gas’ revenues are sufficient and do not need to be revised, but recommended that operating revenues for the Shenandoah Gas Division be decreased by $1.4 million. The Staff’s estimate of the cost of equity for Washington Gas, including the Shenandoah Division, was a range between 9.50 percent and 10.50 percent. The Staff recommends the SCC of VA adopt a 10.0 percent return on equity for Washington Gas including the Shenandoah Division.

     Washington Gas filed rebuttal testimony in this proceeding on December 4, 2002. Hearings were held the week of December 16, 2002. Washington Gas cannot predict the outcome of this pending regulatory proceeding.

     In a separate, but related matter, in accordance with an Order of the SCC of VA, Washington Gas performed a depreciation study, using data as of December 31, 2000 and an update as of December 31, 2001, to determine the adequacy of the current depreciation rates that Washington Gas uses to record depreciation expense for property located in its Virginia jurisdiction. Washington Gas submitted the study to the Staff in the first quarter of fiscal year 2002. Since that time, Washington Gas and the Staff have had several informal discussions regarding the depreciation rates included in the originally submitted study and the effective date that should be used for recording depreciation expense utilizing any new rates.

     Staff issued a letter dated October 2, 2002 approving new depreciation rates for Washington Gas and the Shenandoah Gas Division, which would increase the annual depreciation expense by approximately $4.0 million. The Staff stated its position that the approved rates should be implemented as of January 1, 2002, but recognized that the implementation date will ultimately be decided by the SCC of VA in the pending rate case discussed above. Washington Gas believes the new depreciation rates should be implemented coincident with the effective date of the new base rates, which is the implementation date, November 12, 2002, of the interim rates that are subject to refund.

     The financial statements as of and for the periods ended September 30, 2002 do not reflect any modification of depreciation rates that Washington Gas has been utilizing since it last received formal approval of depreciation rates by the SCC of VA. To the extent the position of the Staff is upheld by the SCC of VA in the current rate case, without appropriate revenue relief, Washington Gas would have to record a charge to income for additional depreciation expense calculated from January 1, 2002 to November 12, 2002, without a corresponding amount of revenue.

     ENVIRONMENTAL MATTERS

     The Company and its subsidiaries are subject to various laws related to environmental matters, as discussed in Note 12 to the Consolidated Financial Statements.

     MARKET RISK

     Price Risk Related to Retail Energy-Marketing Operations

     The Company’s subsidiary, WGEServices, markets both natural gas and electricity. In the course of its business, WGEServices makes fixed-price or index-price sales commitments to customers. WGEServices purchases the corresponding physical supplies at prices to lock in margins. WGEServices has exposure to changes in gas prices related to the volumetric differences between the purchase commitments and sales commitments. WGEServices manages the risk associated with gas price fluctuations by closely matching purchases from suppliers with sales commitments to customers.

     Historically, the responsibility for managing daily demand fluctuations from WGEServices’ customers resulting from variability in weather was assumed by WGL Holdings’ regulated utility subsidiary through the use of its storage and peaking capacity. The regulated utility charged WGEServices a fee for this service.

     Effective April 1, 2001, WGEServices assumed a major portion of the responsibility to deliver the appropriate level of gas to its customers on a daily basis. WGEServices will continue to be able to avail itself of certain peak shaving capacity that the regulated utility provides for a fee and also has acquired a pro-rata portion of the utility’s storage gas capacity to manage its load. Therefore, variations in demand caused by fluctuations in weather applicable to approximately 60 percent of WGEServices’ annual sales volumes could result in WGEServices having contracted for more or less gas than its customers require on any given day. As a result, WGEServices has modified its risk management and procurement policies to reflect the need to obtain storage capacity and other contractual arrangements to meet the weather-related variability in its demand and to ensure the financial exposure caused by this variability in demand is adequately controlled. As part of managing this exposure WGEServices purchases options in accordance with its risk management policy. The option value is marked-to-market in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. WGEServices also has a wholesale supplier credit policy that is designed to mitigate wholesale credit risks in the current energy environment.

     WGEServices measures the market risk of its energy marketing portfolio and employs risk control mechanisms to mitigate market risk including value at risk. Value at risk simulates forward price curves in the energy markets to estimate the size and probability of future losses. WGEServices’ value at risk as of September 30, 2002 was $0.1 million, while the value of the open position was $5.4 million.

     Weather Risk

     In October 2000, Washington Gas purchased a weather insurance policy in order to reduce the impact of warmer than normal weather on financial results. The policy has a five-year term that ends September 30, 2005.

     The policy covers a portion of Washington Gas’s estimated net revenue exposure to variations in heating degree days (HDDs). The insurance policy defines a heating degree day as the greater of (i) 65 degrees Fahrenheit less the average of the daily high and daily low temperatures in degrees Fahrenheit as measured at Washington Reagan National Airport, or (ii) zero. For insurance policy purposes, neither average temperatures nor HDDs are rounded.

     Income is provided in the amount of $32,000 for each such HDD below 3,815 per fiscal year up to a maximum of 515 HDDs, subject to certain limitations. During fiscal 2002, weather was 13.4 percent warmer than normal, resulting in 462 HDDs that were covered by the policy. As a result, Washington Gas recorded pre-tax income in fiscal year 2002 and received a payment of $14.8 million in October 2002, offsetting about 30 percent of the estimated financial impact of the year’s warmer than normal weather. The policy’s pre-tax annual premium cost was $4.3 million for fiscal years 2002 and 2001. A further description of the accounting for weather insurance may be found in Note 1 of the Notes to Consolidated Financial Statements.

     Over the five-year term of the policy, Washington Gas cannot be paid for more than 1,295 HDDs. Of the remaining 833 HDDs at September 30, 2002, 530 are available to cover lower-impact, higher-frequency warm weather conditions (between 3,815 HDDs and 3,550 HDDs in a given year) and 303 are available to cover severely warm weather (between 3,550 HDDs and 3,300 HDDs in a given year). Additionally, if over the five-year term of the policy the HDDs average less than 4,000 per year, Washington Gas will receive an additional payment of approximately $8.5 million at the end of the five-year policy term, reduced for certain interim payments if warm weather occurs before the policy expires. Washington Gas has performed extensive simulation analyses indicating that the annual net cash outlay for the policy (premiums paid less all benefits received) should average $400,000 after-tax per year over the remaining three-year period. Actual year-by-year cash flows may vary due to policy design and actual weather conditions.

     When Washington Gas reports heating degree days, it computes HDDs in a method different from that used for insurance policy purposes. Washington Gas’ method rounds the average of the high and low temperatures to the nearest whole degree prior to subtracting that average from 65 degrees. As a result, for each fiscal year in the five-year policy period, the number of HDDs computed for insurance purposes will almost certainly be greater than the number of HDDs reported by Washington Gas. Therefore, the insurance policy computation will indicate colder weather than Washington Gas’s computation, and the annual benefit received will be lower than might be expected if Washington Gas’s measure of HDDs were used. For example, last fiscal year’s HDD total for insurance purposes was 3,353, but was 3,304 under Washington Gas’s method.

     Interest Rate Risk Exposure Related to Other Financial Instruments

     At September 30, 2002, the regulated utility had fixed-rate MTNs and other long-term debt aggregating $668.0 million in principal amount, excluding current maturities, and having a fair value of $725.5 million. Fair value is defined as the present value of the debt securities’ future cash flows discounted at interest rates that reflect market conditions as of September 30, 2002. While these are fixed-rate instruments and, therefore, do not expose the Company to the risk of earnings loss due to changes in market interest rates, they are subject to changes in fair value as market interest rates change. A total of $161.0 million, or approximately 23.9 percent of the regulated utility’s outstanding MTNs, have call options that enable the regulated utility to mitigate this market risk through the early redemption of those debt instruments. Likewise, a total of $258.5 million, or 38.4 percent of the regulated utility’s outstanding MTNs, have put options that allow the holders of debt to mitigate market risk through the early redemption of those debt instruments.

     Using sensitivity analyses to measure this market risk exposure, the regulated utility estimates that the fair value of its long-term debt would increase by approximately $21.5 million if interest rates were to decline by 10 percent. The Company also estimates that the fair value of its long-term debt would decrease by approximately $20.2 million if interest rates were to increase by 10 percent. In general, such an increase or decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments in the open market prior to their maturity.

WASHINGTON GAS LIGHT COMPANY

     This section of the annual report on Form 10-K discusses the consolidated financial position and results of operations of Washington Gas throughout the reported periods. As previously noted, all results for Washington Gas prior to the November 1, 2000 corporate restructuring are reported on a consolidated basis in accordance with United States Generally Accepted Accounting Principles. Prior to the restructuring, the reported results for Washington Gas included those of the subsidiaries held at that time. The Washington Gas results of operations reported after the restructuring reflect only the financial position and results of Washington Gas.

     In most instances, the reasons for the changes in the financial position and results of operations for both WGL Holdings and Washington Gas are substantially the same. In those instances, the changes are discussed in the WGL Holdings Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following management’s discussion of Washington Gas describes only those instances in which the reason for the changes vary significantly from that of WGL Holdings.

     RESULTS OF OPERATIONS

     EARNINGS

     Washington Gas’ net income applicable to common stock was $47.4 million, $84.5 million, and $83.3 million for the fiscal years ended September 30, 2002, 2001 and 2000, respectively. Since it was prior to the restructuring, Washington Gas’ fiscal year 2000 earnings are the same as those reported for WGL Holdings.

     UTILITY NET REVENUES

     Operating revenues and cost of gas for fiscal years ended September 30, 2002 and 2001, include offsetting amounts of $13.6 million and $12.4 million, respectively, for system balancing transactions with WGEServices, a subsidiary of Washington Gas prior to the November 1, 2000 restructuring. This intercompany activity was eliminated on WGL Holdings’ Consolidated Statements of Income. The reasons for the remaining variations are essentially the same as Utility Net Revenues discussed in WGL Holdings’ Management’s Discussion and Analysis.

     OTHER UTILITY OPERATING EXPENSES

     Other operating expenses reported by Washington Gas for the fiscal years ended September 30, 2002 and 2001, include $2.6 million and $2.5 million, respectively, of expenses for transactions with Hampshire Gas Company. These intercompany charges were eliminated on WGL Holdings’ Consolidated Statements of Income for the fiscal years ended September 30, 2002 and 2001. The fiscal year 2000 results for Washington Gas reflected the elimination of $2.1 million of other utility operating expenses incurred by Hampshire Gas Company subsequent to November 1, 2000. The reasons for the remaining variances in Washington Gas’ other operating expenses are essentially the same as Utility Other Operating Expenses discussed in WGL Holdings’ Management’s Discussion and Analysis.

     NON-UTILITY OPERATING RESULTS

     The non-utility operating results of operations reported by Washington Gas primarily reflect the results from servicing existing loans of the consumer financing business. Furthermore, the results exclude the energy marketing and HVAC operations after October 31, 2000. For a complete discussion of those businesses refer to WGL Holdings’ Management’s Discussion and Analysis.

     OTHER INCOME (EXPENSES)-NET AND INTEREST EXPENSE

     The main reasons for the variations in Washington Gas’ other Income (Expenses)-Net and Interest Expense are essentially the same as those described in WGL Holdings’ Management’s Discussion and Analysis.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Price Risk Related to Retail Energy-marketing Operations

     Information required by this item is included in Item 7.

Interest Rate Risk Exposure Related to Other Financial Instruments

     Information required by this item is included in Item 7.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WGL HOLDINGS, INC. CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,

(in thousands, except per share data)	2002	2001	2000

UTILITY OPERATIONS
Operating Revenues (Note 1)	$925,131	$1,446,456	$1,031,105
Less: Cost of gas (Note 1)	459,149	904,416	552,579
Revenue taxes	27,549	40,616	35,598

Utility Net Revenues	438,433	501,424	442,928

Other Operating Expenses
Operation	164,236	157,662	146,288
Maintenance	40,825	36,807	31,216
Depreciation and amortization (Note 1)	72,921	68,754	65,514
General taxes	34,328	37,867	27,226
Income taxes (See Consolidated Statements of Income Taxes and Note 9)	28,702	59,009	47,821

Utility Other Operating Expenses	341,012	360,099	318,065

Utility Operating Income	97,421	141,325	124,863

NON-UTILITY OPERATIONS
Operating Revenues (Notes 1 and 15)
Retail energy-marketing	595,866	419,226	166,705
Heating, ventilating and air conditioning	61,887	70,279	47,473
Other non-utility	1,918	3,558	3,909

Non-Utility Operating Revenues	659,671	493,063	218,087

Equity Loss in Owned Residential HVAC Investment (Note 3)	(5,402)	(2,595)	(1,949)
Impairment of Residential HVAC Investment (Note 3)	(9,431)	(3,900)	—

Other Operating Expenses (Income)
Operating expenses	654,573	487,486	211,325
Gain on sales of non-utility assets	—	—	(711)
Income taxes (See Consolidated Statements of Income Taxes and Note 9)	1,725	363	1,442

Non-Utility Operating Expenses	656,298	487,849	212,056

Non-Utility Operating Income (Loss)	(11,460)	(1,281)	4,082

TOTAL OPERATING INCOME	85,961	140,044	128,945
Other Income (Expenses)—Net	357	(6,279)	(635)

INCOME BEFORE INTEREST EXPENSE	86,318	133,765	128,310

INTEREST EXPENSE
Interest on long-term debt	43,138	41,294	36,115
Other	2,739	8,706	7,621

Total Interest Expense	45,877	50,000	43,736

DIVIDENDS ON WASHINGTON GAS PREFERRED STOCK	1,320	1,320	1,323

NET INCOME (Applicable to Common Stock)	$39,121	$82,445	$83,251

AVERAGE COMMON SHARES OUTSTANDING	48,563	47,120	46,473

BASIC EARNINGS PER AVERAGE COMMON SHARE (Note 8)	$0.81	$1.75	$1.79

DILUTED EARNINGS PER AVERAGE COMMON SHARE (Note 8)	$0.80	$1.75	$1.79

     The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS

	September 30,

(in thousands)	2002	2001

ASSETS
Property, Plant and Equipment (Notes 1 and 5)
At original cost	$2,481,810	$2,340,410
Accumulated depreciation and amortization	(874,967)	(820,663)

Net Property, Plant and Equipment	1,606,843	1,519,747

Current Assets
Cash and cash equivalents	2,529	12,104
Accounts receivable	175,344	150,007
Gas costs due from customers (Note 1)	6,983	58,718
Allowance for doubtful accounts	(13,740)	(16,632)
Accrued utility revenues (Note 1)	11,557	15,180
Materials and supplies—principally at average cost	13,088	14,230
Storage gas—at cost (first-in, first-out)	99,087	135,762
Deferred income taxes (See Consolidated Statements of Income Taxes and Note 9)	29,973	—
Other prepayments—principally taxes	13,422	19,462
Exchange gas imbalance—non-utility operations	329	605
Other	2,259	3,063

Total Current Assets	340,831	392,499

Deferred Charges and Other Assets
Regulatory assets (Notes 1 and 10)	69,893	98,323
Equity in 50%-owned residential HVAC investment (Note 3)	—	10,802
Prepaid qualified pension benefits (Note 10)	58,453	38,844
Other	37,644	20,898

Total Deferred Charges and Other Assets	165,990	168,867

Total Assets	$2,113,664	$2,081,113

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity (Notes 2, 6 and 11)	$766,403	$788,253
Washington Gas Light Company Preferred stock (Notes 2 and 7)	28,173	28,173
Long-term debt (Notes 1, 2 and 5)	667,951	584,370

Total Capitalization	1,462,527	1,400,796

Current Liabilities
Current maturities of long-term debt (Notes 2 and 5)	42,396	48,179
Notes payable (Note 4)	90,865	134,052
Accounts payable	138,472	116,822
Wages payable	14,348	15,358
Accrued interest	3,308	3,258
Dividends declared	15,743	15,621
Customer deposits and advance payments	15,482	8,657
Gas costs due to customers (Note 1)	6,190	1,862
Deferred income taxes (See Consolidated Statements of Income Taxes and Note 9)	—	3,539
Accrued Taxes	9,957	13,129
Other	750	459

Total Current Liabilities	337,511	360,936

Deferred Credits
Unamortized investment tax credits	16,739	17,640
Deferred income taxes (See Consolidated Statements of Income Taxes and Note 9)	212,631	209,292
Accrued pensions and benefits (Note 10)	37,970	34,840
Other (Notes 1, 12 and 13)	46,286	57,609

Total Deferred Credits	313,626	319,381

Commitments and Contingencies (Notes 12 and 13)	—	—
Total Capitalization and Liabilities	$2,113,664	$2,081,113

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,

(in thousands)	2002	2001	2000

OPERATING ACTIVITIES
Net income (applicable to common stock)	$39,121	$82,445	$83,251

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization (a)	77,922	73,261	69,808
Deferred income taxes—net	(7,391)	42,656	17,470
Amortization of investment tax credits	(901)	(899)	(900)
Accrued/deferred pension and other benefits costs	(14,980)	(16,000)	(12,944)
Impairment of Residential HVAC Investment (Note 3)	9,431	3,900	—
Equity loss in 50%-owned residential HVAC investment (Note 3)	5,402	2,595	1,949
Allowance for funds used during construction (Note 1)	—	(347)	(679)
Other noncash items—net, including gains and losses on investing activities	434	(573)	(3,499)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and accrued utility revenues	(24,606)	(27,798)	(35,947)
Gas costs due from/to customers—net	56,063	(60,183)	(2,867)
Storage gas	36,675	2,922	(58,203)
Other prepayments—principally taxes	6,041	(11,995)	7,421
Accounts payable	21,650	(22,293)	20,216
Wages payable	(1,010)	1,483	4,051
Customer deposits and advance payments	6,825	(2,089)	(5,107)
Accrued taxes	(3,172)	4,877	3,026
Deferred purchased gas costs—net	(3,241)	(6,125)	5,933
Exchange gas imbalance—non-utility operations	276	13,136	(4,966)
Other—net	781	1,066	(806)

Net Cash Provided by Operating Activities	205,320	80,039	87,207

FINANCING ACTIVITIES
Common stock issued	—	52,665	—
Long-term debt issued	130,411	98,304	54,931
Long-term debt retired	(52,612)	(27,062)	(1,169)
Debt issuance costs	(1,055)	(666)	(451)
Notes payable	(43,188)	(27,371)	48,356
Dividends on common stock	(61,433)	(58,753)	(57,148)
Other financing activities	827	1,014	840

Net Cash (Used in) Provided by Financing Activities	(27,050)	38,131	45,359

INVESTING ACTIVITIES
Capital expenditures	(162,383)	(130,215)	(124,067)
Net proceeds from sales of Other non-utility assets	—	—	711
50%-owned residential HVAC investment (Note 3)	(3,900)	(1,050)	(10,750)
Other investing activities	(21,562)	863	(1,059)

Net Cash Used in Investing Activities	(187,845)	(130,402)	(135,165)

DECREASE IN CASH AND CASH EQUIVALENTS	(9,575)	(12,232)	(2,599)
Cash and Cash Equivalents at Beginning of Year	12,104	24,336	26,935

Cash and Cash Equivalents at End of Year	$2,529	$12,104	$24,336

(a) Includes amounts charged to other accounts.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income Taxes Paid	$36,102	$19,745	$27,302
Interest Paid	$44,951	$49,667	$43,472

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CAPITALIZATION

	September 30,

(in thousands, except shares)	2002		2001

Common Shareholders’ Equity (See Statements of Common
Shareholders’ Equity and Notes 6 and 11)
Common stock, no par value, 120,000,000 shares authorized, 48,650,635 shares issued	$471,497		$471,497
Paid-in capital	1,645		1,781
Retained earnings	295,676		318,111
Deferred compensation	(120)		(275)
Treasury stock—at cost, 85,968 and 107,890 shares, respectively	(2,295)		(2,861)

Total Common Shareholders’ Equity	766,403	52.4%	788,253	56.3%

Preferred Stock
WGL Holdings, Inc, without par value, 3,000,000 shares authorized and 0 outstanding	—		—
Washington Gas Light Company, without par value, 1,500,000 shares authorized
Issued and outstanding: (Note 7)
$4.80 series, 150,000 shares	15,000		15,000
$4.25 series, 70,600 shares	7,173		7,173
$5.00 series, 60,000 shares	6,000		6,000

Total Preferred Stock	28,173	1.9%	28,173	2.0%

Long-Term Debt (Note 5)
Washington Gas Light Company Unsecured Medium-Term Notes
Due fiscal year 2002, 6.90% to 7.56%	—		42,600
Due fiscal year 2003, 6.90%	5,000		5,000
Due fiscal year 2005, 7.45%	20,500		20,500
Due fiscal year 2008, 6.51% to 7.31%	45,100		45,100
Due fiscal year 2009, 5.49% to 6.92%	75,000		75,000
Due fiscal year 2010, 7.50% to 7.70%	24,000		24,000
Due fiscal year 2011, 6.64%	30,000		30,000
Due fiscal year 2012, 5.90% to 6.05%	77,000		—
Due fiscal year 2014, 5.17%	30,000		—
Due fiscal year 2022, 6.94% to 6.95%	5,000		5,000
Due fiscal year 2023, 6.50% to 7.04%	50,000		50,000
Due fiscal year 2024, 6.95%	36,000		36,000
Due fiscal year 2025, 6.50% to 7.76%	40,000		40,000
Due fiscal year 2026, 6.15%	50,000		50,000
Due fiscal year 2027, 6.40% to 6.82%	125,000		125,000
Due fiscal year 2028, 6.57% to 6.85%	52,000		52,000
Due fiscal year 2030, 7.50%	8,500		8,500

Total Unsecured Medium-Term Notes	673,100		608,700
Other long-term debt	37,795		24,416
Unamortized discount	(548)		(567)
Less current maturities	42,396		48,179

Total Long-Term Debt	667,951	45.7%	584,370	41.7%

Total Capitalization	$1,462,527	100.0%	$1,400,796	100.0%

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL HOLDINGS, INC. CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

	Common Stock Issued		Paid in	Retained	Deferred	Treasury
($ in thousands)	Shares	Amount	Capital	Earnings	Compensation	Stock	Total

Balance September 30, 1999	46,596,737	$46,597	$372,453	$269,430	$(1,190)	$(3,256)	$684,034
Net income	—	—	—	83,251	—	—	83,251
Stock-based compensation	—	—	1,341	—	646	(514)	1,473
Conversion of preferred stock	15,843	16	101	—	—	—	117
Dividends declared:
Common stock ($1.235 per share)	—	—	—	(57,379)	—	—	(57,379)

Balance September 30, 2000	46,612,580	46,613	373,895	295,302	(544)	(3,770)	711,496
Net income	—	—	—	82,445	—	—	82,445
Exchange of Washington Gas Light Company Common Stock,
$1 Par Value, for WGL Holdings, Inc. Common Stock, No Par	—	372,306	(372,306)	—	—	—	—
Common stock issued	2,038,500	54,489	—	—	—	—	54,489
Common stock expense	—	(1,911)	—	—	—	—	(1,911)
Stock-based compensation	—	—	192	—	269	909	1,370
Conversion of preferred stock	(445)	—	—	—	—	—	—
Dividends declared:
Common stock ($1.255 per share)	—	—	—	(59,636)	—	—	(59,636)

Balance September 30, 2001	48,650,635	471,497	1,781	318,111	(275)	(2,861)	788,253
Net income	—	—	—	39,121	—	—	39,121
Stock-based compensation	—	—	(136)	—	155	566	585
Dividends declared:
Common stock ($1.2675 per share)	—	—	—	(61,556)	—	—	(61,556)

Balance September 30, 2002	48,650,635	$471,497	$1,645	$295,676	$(120)	$(2,295)	$766,403

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL HOLDINGS CONSOLIDATED STATEMENTS OF INCOME TAXES

		Years Ended September 30,

(in thousands)	2002	2001	2000

INCOME TAX EXPENSE (Note 9)
Charged to other utility operating expenses
Current	$30,978	$16,694	$30,564

Deferred
Accelerated depreciation	26,078	15,770	15,132
Deferred gas costs	(21,243)	26,740	1,359
Pensions and other employee benefit costs	2,450	6,368	3,403
Demand-side management costs	(722)	(1,185)	(718)
Inventory overheads	(1,649)	(1,574)	1,069
Losses/gains on reacquired debt	9	(228)	(212)
Other	(6,298)	(2,677)	(1,876)

Total Deferred Income Tax Expense	(1,375)	43,214	18,157

Amortization of investment tax credits	(901)	(899)	(900)

	28,702	59,009	47,821

Charged to other nonutility operating expenses
Current	4,647	567	1,796
Deferred	(2,922)	(204)	(354)

	1,725	363	1,442

Charged to other income (expenses)-net
Current	4,544	(2,002)	(1,262)
Deferred	(3,094)	(354)	(333)

	1,450	(2,356)	(1,595)

Total Income Tax Expense	$31,877	$57,016	$47,668

	Years Ended September 30,

(in thousands)	2002		2001		2000

RECONCILIATION BETWEEN THE STATUTORY FEDERAL INCOME TAX RATE AND THE EFFECTIVE TAX RATE
Income tax at statutory federal income tax rate	$25,311	35.00%	$49,273	35.00%	$46,285	35.00%
Increases (decreases) in tax resulting from:
Accelerated depreciation less amount deferred	2,528	3.50	2,491	1.77	2,440	1.85
Amortization of investment tax credits	(901)	(1.25)	(899)	(0.64)	(900)	(0.68)
Cost of removal	(1,077)	(1.49)	(1,081)	(0.77)	(737)	(0.56)
State income taxes-net of federal benefit	2,218	3.07	5,483	3.90	1,981	1.50
Change in valuation allowance	5,216	7.21	—	—	—	—
Other items-net	(1,418)	(1.97)	1,749	1.24	(1,401)	(1.06)

Income Tax Expense and Effective Tax Rate	$31,877	44.07%	$57,016	40.50%	$47,668	36.05%

	At September 30,

(in thousands)	2002		2001

ACCUMULATED DEFERRED INCOME TAXES	Current	Non-current	Current	Non-current

Deferred Income Tax Assets:
Pensions and other employee benefit costs	$4,910	$(9,179)	$3,910	$(6,009)
Uncollectible accounts	10,563	—	5,919	—
Inventory overheads	12,986	—	11,335	—
Loss on the 50 percent-owned residential HVAC investment	9,681	—	—	—
Valuation allowance	(6,650)	—	—	—
Other	689	14,582	539	9,693

Total Assets	32,179	5,403	21,703	3,684

Deferred Income Tax Liabilities:
Accelerated depreciation	—	200,324	—	174,192
Losses/gains on reacquired debt	—	2,997	—	2,989
Construction overheads	—	2,047	—	2,213
Income taxes recoverable through future rates	—	6,327	—	29,108
Deferred gas costs	2,206	1,621	25,242	(92)
Demand-side management costs	—	4,316	—	5,038
Other	—	402	—	(472)

Total Liabilities	2,206	218,034	25,242	212,976

Net Accumulated Deferred Income Tax Assets (Liabilities)	$29,973	$(212,631)	$(3,539)	$(209,292)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WASHINGTON GAS LIGHT COMPANY STATEMENTS OF INCOME

	Years Ended September 30,

(in thousands, except per share data)	2002	2001	2000(a)

UTILITY OPERATIONS
Operating Revenues (Notes 1 and 16)	$938,804	$1,458,864	$1,031,105
Less: Cost of goods sold (Notes 1 and 16)	472,823	916,824	552,579
Revenue taxes	27,549	40,616	35,598

Utility Net Revenues	438,432	501,424	442,928

Other Operating Expenses
Operation (Note 16)	166,305	159,472	146,288
Maintenance	40,595	36,570	31,216
Depreciation and amortization (Note 1)	72,254	68,154	65,514
General taxes	34,013	37,530	27,226
Income taxes (See Consolidated Statements of Income Taxes and Note 9)	28,263	58,701	47,821

Utility Other Operating Expenses	341,430	360,427	318,065

Utility Operating Income	97,002	140,997	124,863

NON-UTILITY OPERATIONS
Operating Revenues (Notes 1 and 15)
Retail energy marketing	—	17,755	166,705
Heating, ventilating and air conditioning	—	5,066	47,473
Other non-utility	1,819	2,697	3,909

Non-Utility Operating Revenues	1,819	25,518	218,087

Equity Loss in 50%-Owned Residential HVAC Investment (Note 3)	—	(167)	(1,949)

Other Operating Expenses (Income)
Operating expenses	7,645	26,125	211,325
Gain on sales of non-utility assets	—	—	(711)
Income taxes (See Consolidated Statements of Income Taxes and Note 9)	(2,262)	(738)	1,442

Non-Utility Operating Expenses (Income)	5,383	25,387	212,056
Non-Utility Operating Income (Loss)	(3,564)	(36)	4,082

TOTAL OPERATING INCOME	93,438	140,961	128,945
Other Income (Expense) — Net	561	(5,311)	(635)

INCOME BEFORE INTEREST EXPENSE	93,999	135,650	128,310

INTEREST EXPENSE
Interest on long-term debt	43,138	41,255	36,115
Other	2,174	8,625	7,621

Total Interest Expense	45,312	49,880	43,736

NET INCOME	48,687	85,770	84,574
DIVIDENDS ON PREFERRED STOCK	1,320	1,320	1,323

NET INCOME APPLICABLE TO COMMON STOCK	$47,367	$84,450	$83,251

(a)  The amounts for fiscal year 2000 reflect the consolidated operations of Washington Gas Company and its former subsidiaries.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WASHINGTON GAS LIGHT COMPANY BALANCE SHEETS

	September 30,

(in thousands)	2002	2001

ASSETS
Property, Plant and Equipment (Notes 1 and 5)
At original cost	$2,457,673	$2,317,566
Accumulated depreciation and amortization	(859,505)	(806,730)

Net Property, Plant and Equipment	1,598,168	1,510,836

Current Assets
Cash and cash equivalents	2,637	7,537
Accounts receivable	63,055	66,574
Gas costs due from customers (Note 1)	6,983	58,718
Allowance for doubtful accounts	(9,395)	(14,372)
Accrued utility revenues (Note 1)	11,557	15,180
Materials and supplies—principally at average cost	12,858	14,000
Storage gas—at cost (first-in, first-out)	69,207	109,674
Deferred income taxes (See Consolidated Statements of Income Taxes and Note 9)	25,387	—
Other prepayments—principally taxes	8,316	16,641
Receivables from associated companies (Note 7)	4,341	8,500

Total Current Assets	194,946	282,452

Deferred Charges and Other Assets
Regulatory assets (Notes 1 and 10)	69,893	98,323
Prepaid qualified pension benefits (Note 10)	58,162	38,647
Other	30,968	18,656

Total Deferred Charges and Other Assets	159,023	155,626

Total Assets	$1,952,137	$1,948,914

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity (Notes 2,6 and 11)	$730,320	$723,886
Washington Gas Light Company Preferred stock (Notes 2 and 7)	28,173	28,173
Long-term debt (Notes 1, 2 and 5)	667,852	584,165

Total Capitalization	1,426,345	1,336,224

Current Liabilities
Current maturities of long-term debt (Notes 2 and 5)	42,238	47,937
Notes payable (Note 4)	25,705	98,724
Accounts payable	81,868	74,597
Wages payable	14,282	14,928
Accrued interest	3,308	3,262
Dividends declared	15,764	15,627
Customer deposits and advance payments	15,482	8,657
Gas costs due to customers	6,190	1,862
Deferred income tax	—	4,114
Accrued taxes	7,220	8,364
Payables to associated companies (Note 7)	692	14,700
Other	29	166

Total Current Liabilities	212,778	292,938

Deferred Credits
Unamortized investment tax credits	16,711	17,606
Deferred income taxes (See Consolidated Statements of Income Taxes and Note 9)	214,200	210,469
Accrued pensions and benefits (Note 10)	37,848	34,730
Other (Notes 1, 12 and 13)	44,255	56,947

Total Deferred Credits	313,014	319,752

Commitments and Contingencies (Notes 12 and 13)
Total Capitalization and Liabilities	$1,952,137	$1,948,914

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WASHINGTON GAS LIGHT COMPANY STATEMENTS OF CASH FLOWS

	Years Ended September 30,

(in thousands)	2002	2001	2000(b)

OPERATING ACTIVITIES
Net Income (Before Preferred Stock Dividends)	$48,687	$85,770	$84,574
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization(a)	76,171	72,167	69,808
Deferred income taxes—net	(3,714)	43,264	17,470
Amortization of investment tax credits	(895)	(894)	(900)
Accrued/deferred pension and other benefits costs	(14,980)	(15,908)	(12,944)
Allowance for funds used during construction (Note 1)	33	(347)	(679)
Equity loss in 50%-owned residential HVAC investment (Note 3)	—	167	1,949
Other noncash—net, including gains and losses on investing activities	(294)	(573)	(3,499)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and accrued utility revenues	6,323	16,896	(35,947)
Gas costs due from/to customers—net	56,063	(60,183)	(2,867)
Storage gas	40,467	29,010	(58,203)
Other prepayments—principally taxes	8,325	(9,291)	7,421
Accounts payable	(6,735)	(37,741)	20,216
Wages payable	(646)	1,168	4,051
Customer deposits and advance payments	6,825	(2,089)	(5,107)
Accrued taxes	(1,144)	2,834	3,026
Deferred purchased gas costs—net	(3,241)	(6,125)	5,933
Exchange gas imbalance-unregulated operations	—	(2,405)	(4,966)
Other—net	4,836	4,407	(806)

Net Cash Provided by Operating Activities	216,081	120,127	88,530

FINANCING ACTIVITIES
Capital contribution from WGL Holdings, Inc.	20,186	52,665	—
Long-term debt issued	130,338	97,885	54,931
Long-term debt retired	(52,350)	(26,697)	(1,169)
Debt issuance costs	(1,055)	(595)	(451)
Notes payable	(73,019)	(62,699)	48,356
Dividends on common and preferred stock	(62,738)	(60,942)	(58,471)
Other financing activities	282	1,468	840

Net Cash (Used in) Provided by Financing Activities	(38,356)	1,085	44,036

INVESTING ACTIVITIES
Capital expenditures	(161,230)	(127,077)	(124,067)
Formation of holding company—net	—	(11,797)	—
Net proceeds from sales of:
Other non-utility assets	—	—	711
50%-owned residential HVAC investment (Note 3)	—	—	(10,750)
Other investing activities	(21,395)	863	(1,059)

Net Cash Used in Investing Activities	(182,625)	(138,011)	(135,165)

DECREASE IN CASH AND CASH EQUIVALENTS	(4,900)	(16,799)	(2,599)
Cash and Cash Equivalents at Beginning of Period	7,537	24,336	26,935

Cash and Cash Equivalents at End of Period	$2,637	$7,537	$24,336

(a)  Includes amounts charged to other accounts.

(b)  Amounts for fiscal year 2000 reflect the consolidated balances of Washington Gas Light Company and its former subsidiaries.

Supplemental Disclosures of Cash Flow Information
Income taxes paid	34,867	27,302	29,519
Interest paid	44,326	43,472	38,685

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WASHINGTON GAS LIGHT COMPANY STATEMENTS OF CAPITALIZATION

	September 30,

(in thousands, except per share data)	2002		2001

Common Shareholders’ Equity (See Statements of Common
Shareholders’ Equity and Notes 6 and 11)
Common Stock, $1 par value, authorized 80,000,000 shares, issued 46,479,536	$46,479		$46,479
Paid-in capital	449,518		429,050
Retained earnings	234,443		248,632
Deferred compensation	(120)		(275)
Treasury stock—at cost, 0 and 142,866 shares, respectively	—		—

Total Common Shareholders’ Equity	730,320	51.2%	723,886	54.2%

Preferred Stock
Washington Gas Light Company, without par value, 1,500,000 shares authorized. Issued and outstanding: (Note 7)
$4.80 series, 150,000 shares	15,000		15,000
$4.25 series, 70,600 shares	7,173		7,173
$5.00 series, 60,000 shares	6,000		6,000

Total Preferred Stock	28,173	2.0%	28,173	2.1%

Long-Term Debt (Note 5)
Washington Gas Light Company Unsecured Medium-Term Notes
Due fiscal year 2002, 6.90% to 7.56%	—		42,600
Due fiscal year 2003, 6.90%	5,000		5,000
Due fiscal year 2005, 7.45%	20,500		20,500
Due fiscal year 2008, 6.51% to 7.31%	45,100		45,100
Due fiscal year 2009, 5.49% to 6.92%	75,000		75,000
Due fiscal year 2010, 7.50% to 7.70%	24,000		24,000
Due fiscal year 2011, 6.64%	30,000		30,000
Due fiscal year 2012, 5.90% to 6.05%	77,000		—
Due fiscal year 2014, 5.17%	30,000		—
Due fiscal year 2022, 6.94% to 6.95%	5,000		5,000
Due fiscal year 2023, 6.50% to 7.04%	50,000		50,000
Due fiscal year 2024, 6.95%	36,000		36,000
Due fiscal year 2025, 6.50% to 7.76%	40,000		40,000
Due fiscal year 2026, 6.15%	50,000		50,000
Due fiscal year 2027, 6.40% to 6.82%	125,000		125,000
Due fiscal year 2028, 6.57% to 6.85%	52,000		52,000
Due fiscal year 2030, 7.50%	8,500		8,500

Total Unsecured Medium-Term Notes	673,100		608,700
Other long-term debt	37,538		23,969
Unamortized discount	(548)		(567)
Less current maturities	42,238		47,937

Total Long-Term Debt	667,852	46.8%	584,165	43.7%

Total Capitalization	$1,426,345	100.0%	$1,336,224	100.0%

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WASHINGTON GAS LIGHT COMPANY STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

	Common Stock Issued
			Paid in	Retained	Deferred	Treasury
($ in thousands)	Shares	Amount	Capital	Earnings	Compensation	Stock	Total

Balance September 30, 1999	46,596,737	$46,597	$372,453	$269,430	$(1,190)	$(3,256)	$684,034
Net income	—	—	—	84,574	—	—	84,574
Stock-based compensation	—	—	1,341	—	646	(514)	1,473
Conversion of preferred stock	15,843	16	101	—	—	—	117
Dividends declared:
Common stock ($1.235 per share)	—	—	—	(57,379)	—	—	(57,379)
Preferred Stock	—	—	—	(1,323)	—	—	(1,323)

Balance September 30, 2000(a)	46,612,580	46,613	373,895	295,302	(544)	(3,770)	711,496

Net income	—	—	—	85,770	—	—	85,770
Exchange of Washington Gas Light Company Common Stock and $1 Par Value, for WGL Holdings, Inc. Common Stock, No Par Value and dividend of former subsidiaries to WGL Holdings, Inc.	(132,599)	(132)	—	(71,498)	—	3,770	(67,860)
Common stock expense transferred to WGL Holdings	—	—	2,515	—	—	—	2,515
Common stock expense	—	—	(15)	—	—	—	(15)
Stock-based compensation	—	—	(10)	—	269	—	259
Conversion of preferred stock	(445)	(2)	—	—	—	—	(2)
Capital Contributed by WGL Holdings	—	—	52,665	—	—	—	52,665
Dividends declared:
Common stock ($1.255 per share)	—	—	—	(59,622)	—	—	(59,622)
Preferred stock	—	—	—	(1,320)	—	—	(1,320)

Balance September 30, 2001	46,479,536	46,479	429,050	248,632	(275)	—	723,886

Net income	—	—	—	48,687	—	—	48,687
Common stock expense adjustment		—	15	—	—	—	15
Stock-based compensation	—	—	267	—	155	—	422
Capital Contributed by WGL Holdings	—	—	20,186	—	—	—	20,186
Dividends declared:
Common stock ($1.2675 per share)	—	—	—	(61,556)	—	—	(61,556)
Preferred stock	—	—	—	(1,320)	—	—	(1,320)

Balance September 30, 2002	46,479,536	$46,479	$449,518	$234,443	$(120)	$—	$730,320

(a)  The amounts for for fiscal years 2000 and 1999 reflect the consolidated operations of Washington Gas Light Company and its former subsidiaries.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WASHINGTON GAS LIGHT COMPANY STATEMENTS OF INCOME TAXES

	Years Ended September 30,

(in thousands)	2002	2001	2000

INCOME TAX EXPENSE (Note 9)
Charged to other utility operating expenses
Current	$30,499	$16,712	$30,564

Deferred
Accelerated depreciation	26,141	15,818	15,132
Deferred gas costs	(21,243)	26,740	1,359
Pensions and other employee benefit costs	2,419	6,332	3,403
Demand-side management costs	(722)	(1,185)	(718)
Inventory overheads	(1,649)	(1,574)	1,069
Losses/gains on reacquired debt	9	(228)	(212)
Other	(6,296)	(3,022)	(1,876)

Total Deferred Income Tax Expense	(1,341)	42,881	18,157

Amortization of investment tax credits	(895)	(892)	(900)

	28,263	58,701	47,821

Charged to other nonutility operating expenses
Current	125	(534)	1,796
Deferred	(2,387)	(204)	(354)

	(2,262)	(738)	1,442

Charged to other income (expenses)-net
Current	1,843	(3,379)	(1,262)
Deferred	14	587	(333)

	1,857	(2,792)	(1,595)

Total Income Tax Expense	$27,858	$55,171	$47,668

	Years Ended September 30,

(in thousands)	2002		2001		2000

RECONCILIATION BETWEEN THE STATUTORY FEDERAL INCOME TAX RATE AND THE EFFECTIVE TAX RATE
Income tax at statutory federal income tax rate	$26,791	35.00%	$49,329	35.00%	$46,285	35.00%
Increases (decreases) in tax resulting from:
Accelerated depreciation less amount deferred	2,528	3.30	2,491	1.77	2,440	1.85
Amortization of investment tax credits	(895)	(1.17)	(892)	(0.63)	(900)	(0.68)
Cost of removal	(1,077)	(1.41)	(1,081)	(0.77)	(737)	(0.56)
State income taxes	1,665	2.18	5,020	3.56	1,981	1.50
Other items-net	(1,154)	(1.51)	304	0.22	(1,401)	(1.06)

Income Tax Expense and Effective Tax Rate	$27,858	36.39%	$55,171	39.15%	$47,668	36.05%

	At September 30,

(in thousands)	2002		2001

ACCUMULATED DEFERRED INCOME TAXES	Current	Non-current	Current	Non-current

Deferred Income Tax Assets:
Pensions and other employee benefit costs	$4,891	$(9,103)	$3,893	$(5,966)
Uncollectible accounts	8,974	—	5,226	—
Inventory overheads	12,986	—	11,335	—
Valuation allowance	—	—	—	—
Other	688	13,292	539	8,717

Total Assets	27,539	4,189	20,993	2,751

Deferred Income Tax Liabilities:
Accelerated depreciation	—	200,240	—	174,071
Losses/gains on reacquired debt	—	2,997	—	2,989
Construction overheads	—	2,044	—	2,206
Income taxes recoverable through future rates	—	6,342	—	29,127
Deferred gas costs	2,152	1,621	25,107	(92)
Demand-side management costs	—	4,316	—	5,038
Other	—	829	—	(119)

Total Liabilities	2,152	218,389	25,107	213,220

Net Accumulated Deferred Income Tax Assets (Liabilities)	$25,387	$(214,200)	$(4,114)	$(210,469)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

GENERAL

     Effective November 1, 2000, Washington Gas Light Company (Washington Gas or the regulated utility) and its subsidiaries became subsidiaries of WGL Holdings, Inc. (WGL Holdings or the Company), a newly formed holding company that was established under the Public Utility Holding Company Act of 1935. At that time, all of the shares of common stock of Washington Gas, a regulated natural gas utility, were converted into an equal number of shares of common stock of WGL Holdings. WGL Holdings also owns all shares of common stock of Washington Gas’ former wholly owned subsidiaries (Crab Run Gas Company, Hampshire Gas Company and Washington Gas Resources Corp.), and its former 50-percent equity investment in Primary Investors, LLC (Primary Investors).

NATURE OF OPERATIONS

     The Company’s core business is the distribution and sale of natural gas through its regulated utility, Washington Gas. The Company also offers retail energy-related products and services through its unregulated subsidiaries.

     Washington Gas is a regulated public utility that delivers and sells natural gas to over 939,000 customers in Washington, D.C. and parts of Maryland and Virginia. Deliveries to firm customers accounted for 69.7 percent of the total therms delivered by Washington Gas in fiscal year 2002. Washington Gas does not depend on any one customer or group of customers to derive income. WGL Holdings also has a wholly owned regulated subsidiary that operates an underground gas storage field on behalf of Washington Gas, in accordance with a tariff administered by the Federal Energy Regulatory Commission (FERC).

     Most of WGL Holdings’ unregulated operations are organized under Washington Gas Resources Corp. (Washington Gas Resources), its wholly owned subsidiary. These unregulated operations include retail energy-marketing and heating, ventilating and air conditioning (HVAC) products and services.

CONSOLIDATION OF FINANCIAL STATEMENTS

     The consolidated financial statements include the accounts of the Company and its subsidiaries during the reported periods. Intercompany transactions have been eliminated. WGL Holdings has accounted for a former 50-percent investment in a limited liability corporation using the equity method. Certain amounts in financial statements of prior years have been reclassified to conform to the presentation of the current fiscal year.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     In accordance with United States Generally Accepted Accounting Principles (GAAP), the Company’s management makes certain estimates and assumptions regarding: 1) reported amounts of assets and liabilities; 2) disclosure of contingent assets and liabilities at the date of the financial statements; and 3) reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment (principally utility plant) is stated at original cost, including labor, materials, taxes and overhead. The cost of utility and other plant of the regulated utility includes an allowance for funds used during construction (AFUDC) that is calculated under a formula prescribed by the FERC. The regulated utility capitalizes AFUDC as a component of construction overheads. The 2002, 2001 and 2000 before-tax rates for AFUDC were 4.4 percent, 6.5 percent and 5.5 percent, respectively. The regulated utility capitalized AFUDC of $329,000 during fiscal year 2002. This amount excludes an offset of $362,000 for small projects that were discontinued. Capitalized AFUDC for fiscal years 2001 and 2000 was $347,000 and $679,000, respectively.

     When the Company’s regulated utility retires depreciable utility plant and equipment, it charges the associated original cost, net of removal costs and salvage value, to accumulated depreciation. The Company’s regulated utility charges maintenance and repairs to operating expenses, except those charges applicable to transportation and power-operated equipment, which it allocates to operating expenses, construction and other accounts based on the use of the equipment. The Company’s regulated utility charges betterments and renewals to capital and calculates depreciation applicable to its gas plant in service primarily on a straight-line remaining life basis. The composite depreciation rate was 2.93 percent for fiscal year 2002 and 2.94 percent for fiscal years 2001 and 2000. The Company’s regulated utility periodically reviews the adequacy of its depreciation rates by considering estimated remaining lives and other factors. See Note 13 for a discussion of a depreciation-related contingency.

     The depreciation amount reflected in WGL Holdings’ Consolidated Statements of Cash Flows includes fiscal year 2002 depreciation and amortization expense for regulated utility operations of $72.9 million and non-utility operations of $1.6 million in addition to amortization of intangible assets included in the Utility Operations section and Other Operating Expenses of $3.4 million. For fiscal years 2001 and 2000, depreciation and amortization expense was $68.8 million and $65.5 million, respectively, for the utility operations. The non-utility operations reported depreciation and amortization expense of $0.6 million in both fiscal years 2001 and 2000.

     As of September 30, 2002 and 2001, 99.7 percent of the original cost of property, plant and equipment each year was related to the regulated utility operations segment as shown below.

PROPERTY, PLANT AND EQUIPMENT
AT ORIGINAL COST

	September 30,

(in millions)	2002	2001

Regulated utility property
Distribution, transmission and storage	$2,241.2	$2,097.7
General, miscellaneous and intangibles	199.6	202.4
Construction work in progress (CWIP)	33.8	34.0

Total regulated utility property	$2,474.6	$2,334.1

Non-regulated property	$7.2	$6.3

Total	$2,481.8	$2,340.4

REGULATED OPERATIONS

     The Company accounts for its regulated operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, as amended and supplemented. SFAS No. 71 provides that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Certain expenses and credits subject to utility regulation or rate determination and normally reflected in income as incurred, are deferred on the balance sheet and are recognized in income as the related amounts are included in rates and recovered from or refunded to customers. Further, regulators can also impose liabilities upon a company for amounts previously collected from customers. At September 30, 2002 and 2001, the regulated utility has recorded the following regulatory assets and liabilities in the Consolidated Balance Sheets. They will be recognized as revenues and expenses in future periods as they are reflected in customers’ rates.

REGULATORY ASSETS AND LIABILITIES

	Regulatory		Regulatory
	Assets		Liabilities

(in millions)	2002	2001	2002	2001

Income tax-related amounts due
from/to customers (Note 9)	$16.2	$51.5	$9.9	$22.4
Least-cost planning costs	11.9	14.3	—	—
Losses on reacquired debt	7.7	8.2	—	—
Other postemployment benefit costs (Note 10)	7.2	8.6	—	—
Gas costs due:
From customers	7.0	58.7	—	—
To customers	—	—	6.2	1.9
Deferred pension costs (Note 10)	6.0	—	7.3	3.9
Deferred regulatory and other expenses	6.0	5.2	3.9	3.2
Deferred gas costs and pipeline supplier fees	5.3	2.0	—	—
Environmental response costs (Note 12)	5.2	5.8	—	—
Rights-of-way fees and other taxes	4.4	2.7	—	—

Total	$76.9	$157.0	$27.3	$31.4

     The Company does not recover a rate of return on its regulatory assets, except for losses on reacquired debt ($7.7 million), and for the entire least-cost planning costs ($11.9 million). Additionally, the regulatory assets for certain items, such as income tax related amounts ($16.2 million), deferred pension costs ($6.0 million) and other postemployment benefit costs ($7.2 million), do not represent a net cash outlay. Therefore, there is no net carrying cost associated with these balances.

     The total regulatory assets for fiscal year 2002 of $76.9 million are reported in the Consolidated Balance Sheet as “Regulatory assets” of $69.9 million and “Gas costs due from customers” of $7.0 million. For fiscal year 2001, the total regulatory assets of $157.0 million are reported in the Consolidated Balance Sheet as “Regulatory assets” of $98.3 million and “Gas costs due from customers” of $58.7 million. Regulatory liabilities of $27.3 million and $31.4 million for fiscal years 2002 and 2001, respectively, are reported on the Consolidated Balance Sheets in “Gas costs due to customers” with the remainder in “Other deferred credits”.

     As required by SFAS No. 71, Washington Gas monitors its regulatory and competitive environment to determine whether the recovery of its regulatory assets continues to be probable. If Washington Gas were to determine that recovery of these assets is no longer probable, it would write off the assets against earnings. At present, the Company believes that SFAS No. 71 continues to apply to its regulated operations and the recovery of its regulatory assets is probable.

CASH AND CASH EQUIVALENTS

     WGL Holdings considers all investments with original maturities of three months or less to be cash equivalents.

REVENUE AND COST RECOGNITION

     Included in Utility Operating Income

     Revenues. For regulated deliveries of natural gas, the Company’s regulated utility reads meters and bills customers on a cycle basis. It accrues revenues for gas delivered but not yet billed at the end of the accounting period.

     Cost of Gas. The regulated utility’s jurisdictional tariffs contain mechanisms that provide for the recovery of the invoice cost of gas applicable to firm customers. Under these mechanisms, the regulated utility periodically adjusts its firm customers’ rates to reflect increases and decreases in the invoice cost of gas. Annually, the regulated utility reconciles the difference between the total gas costs collected from firm customers and the invoice cost of gas. The regulated utility defers any excess or deficiency and subsequently either recovers it from, or refunds it to, customers in a subsequent period. The “Gas costs due from customers” and “Gas costs due to customers” captions, reported in the Consolidated Balance Sheets, reflect amounts related to these reconciliations.

     Transportation Gas Imbalance. Washington Gas does not record any asset or liability associated with gas volumes related to transportation imbalances. The regulated utility has engaged an Asset Manager to operate its pipeline and storage capacity and to assist in the acquisition of natural gas supply. From time to time, the capacity will be utilized by the Asset Manager with its own natural gas for its own purposes. The regulated utility also designates portions of its pipeline and storage capacity to third-party marketers, under a program approved by relevant regulatory bodies, in connection with its unbundling and customer choice programs.

     Included in Non-Utility Operating Income

     Retail Energy-Marketing. Washington Gas Energy Services Inc. (WGEServices), a retail energy-marketing subsidiary, sells natural gas and electricity on an unregulated basis to residential, commercial and industrial customers both inside and outside the Washington Gas service territory.

     WGEServices enters into indexed or fixed rate contracts with residential customers for firm sales of natural gas and with commercial and industrial customers for firm or interruptible sales of natural gas. Customer contracts, which have terms of up to twenty-four months, allow WGEServices to bill customers based upon metered gas usage at customer premises or quantities delivered to the local utility, either of which may vary by month. WGEServices recognizes revenue based on contractual billing amounts plus an accrual for gas delivered and unbilled.

     Exchange Gas Imbalance—non-utility operations, of $0.3 million and $0.6 million at September 30, 2002 and 2001, respectively, represent WGEServices gas purchases that have been delivered to certain local utilities in excess of amounts billed by WGEServices to its firm customers. This deferral is the result of utility programs that require WGEServices to deliver average volumes to the utility throughout the year. Because the imbalance is not eliminated in consolidation, the “Exchange gas imbalance—non-utility operations” caption reported in the Consolidated Balance Sheets reflects the amounts deferred by WGEServices.

     WGEServices’ electric commodity contracts are full requirements contracts in which the wholesale energy supplier from whom WGEServices purchases electricity is responsible for each customer’s full metered electricity usage. WGEServices recognizes electricity costs based on the same volumetric estimates that it uses to record revenue. These estimates are later actualized to the customers’ final metered usage.

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

RATE REFUNDS DUE TO CUSTOMERS

     If the regulated utility were to file a request with a state regulatory commission to modify customers’ rates, the regulated utility could, depending on the jurisdiction, charge customers the new rates, until the regulatory commission renders a final decision. During this interim period, the regulated utility would potentially record a provision for a rate refund based on the difference between the amount it collected in rates subject to refund and the amount it expected to recover pending the final regulatory decision. At September 30, 2002, Washington Gas had collected no revenues subject to refund.

REACQUISITION OF LONG-TERM DEBT

     The regulated utility defers gains or losses resulting from the reacquisition of long-term debt for financial reporting purposes and amortizes them over future periods as adjustments to interest expense in accordance with established regulatory practice. The regulated utility did not reacquire any long-term debt and did not have reacquisition gains or losses during fiscal years 2002, 2001 or 2000. For income tax purposes, Washington Gas recognizes these gains and losses when it retires the debt.

WEATHER INSURANCE POLICY

     Effective October 1, 2000, the regulated utility of the Company purchased a five-year weather insurance policy. On an annual basis that begins on October 1 and ends on September 30 of each year during the term of the policy, the policy pays the regulated utility $32,000 for every heating degree day below the normal level of heating degree days stated in the policy. The regulated utility cannot be paid for more than 515 heating degree days in any one of the five years of the policy’s life that begin on October 1 and end on September 30. Furthermore, the regulated utility can not be paid for more than 1,295 heating degree days over the entire five-year policy life.

     The regulated utility pays an annual premium of $4.25 million for the policy and spreads the expense of the premium during the year on the basis of the estimated normal heating degree days that are expected in each month of the year. Using this accounting for the premium causes approximately ninety percent of the annual premium to be recorded during the first and second quarters of the fiscal year.

     At any point in time during the fiscal year, benefits derived from the policy are recorded in the WGL Holdings Consolidated Statements of Income for the cumulative number of heating degree days that are warmer than normal, multiplied by $32,000, with an assumption of normal weather for the remainder of the fiscal year. As a result, income from the policy recorded in one accounting period can be reduced or even eliminated in a subsequent accounting period. The benefits derived from the policy in any one fiscal year cannot be eliminated in a subsequent fiscal year other than to reduce the remaining number of degree days that can be utilized over the five-year term of the policy.

     In fiscal year 2002, the regulated utility recorded $14.8 million of pretax income from the policy because the weather from October 1, 2001 through September 30, 2002 was 462 heating degree days warmer than the normal heating degree days as defined by the terms of the policy. The income recorded in fiscal year 2002 was recorded in Accounts receivable at September 30, 2002, and cash was received from the entity that wrote the insurance policy in October 2002. In fiscal year 2001, weather was colder than normal and the Company recorded no benefits from the insurance.

     The Company records the benefits and the premium of the policy in “other income (expenses)- net” in the Consolidated Statements of Income.

CONCENTRATION OF CREDIT RISK

     The regulated utility revenues, on a segment basis, accounted for approximately 59.0 percent of the total revenues. There is relatively low concentration of credit risk in the regulated utility due to the large number of customers, none of which are singularly large as a percentage of the total customer base.

     In the non-utility operations there is some concentration of credit risk in the HVAC segment because there are only a few customers for large multi-year projects. The federal government and a local government comprised this group of customers.

     The concentration of credit risk for the retail energy–marketing operation as it relates to its customers is very similar to the regulated utility described above. The retail energy-marketing business purchases natural gas and electricity from some suppliers that have low or below investment-grade credit ratings as determined by major credit rating agencies. This presents a risk to the extent a supplier does not deliver gas or electricity under the terms of its contract and the retail energy-marketing company has to repurchase energy at a higher cost. The Company also has credit risk associated with the collection of consumer finance receivables, both on the balance sheet and those sold with recourse, which is also spread across a large number of customers.

DERIVATIVE ACTIVITIES

     The Company applies the provision of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133, as amended, requires derivative instruments, including certain derivative instruments embedded in other contracts, to be recorded at fair value as either an asset or a liability. Changes in the derivative’s fair value are recorded in earnings, unless the derivative meets specific hedge accounting criteria. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. SFAS No. 133 requires that the Company formally document, designate and assess the effectiveness of derivatives that are accounted for as hedging instruments. The Company had not designated any derivative instruments as hedges at September 30, 2002 or 2001.

     From time to time, Washington Gas engages in derivative activities that are designed to manage interest rate risk associated with planned issuances of Medium-Term Notes (MTNs). The interest costs associated with issuing MTNs reflect spreads over comparable maturity U.S. Treasury yields. Such spreads take into account credit quality, maturity and other factors. The Company and Washington Gas did not enter into any interest rate hedge transactions in either fiscal year 2002 or 2001.

     The Company enters into forward contracts for the purchase of natural gas that qualify as derivatives under SFAS No. 133. The Company has elected to exempt such contracts as normal purchases and sales, as defined by SFAS No. 133. On April 1, 2002, however, the Company implemented Financial Accounting Standards Board (FASB) Derivatives Implementation Group (DIG) Issue C-16, an interpretation issued by DIG that modified the scope of those derivative instruments that are exemptable from the requirements of SFAS No. 133 as normal purchases and normal sales. DIG Issue C-16 specifically holds that physically-settled commodity contracts (other than power contracts) that contain volumetric variability or optionality are not exemptable as normal purchases and normal sales. The Company determined that certain of its derivative contracts for the purchase of natural gas no longer qualified for normal purchases and sales treatment upon the Company’s adoption of DIG Issue C-16. Beginning April 1, 2002, these contracts are presented on the balance sheet at fair value, as a liability. Because such contracts relate to the acquisition of natural gas under a hedging program providing for recovery of the actual cost, which has been approved by the regulatory bodies in the District of Columbia,

Maryland and Virginia, offsetting mark to market amounts are recorded as a regulatory asset. The fair value of these contracts at September 30, 2002 was $1.3 million.

     The Company’s non-regulated retail energy-marketing subsidiary, WGEServices, held certain contracts for the sale and purchase of natural gas, as well as call and put options for the sale and purchase of natural gas, which qualify as derivative instruments under SFAS No. 133. The call options fix the price of gas WGEServices would incur if colder than normal weather required WGEServices to purchase additional supplies over the amounts expected to be sold based on normal weather. Conversely, the put options fix the price at which WGEServices could sell excess supply if weather was warmer than anticipated. The derivative instruments are recorded at their fair value in the Company’s balance sheet under the caption “Exchange gas imbalance —non-utility operations.” Incremental changes in the fair market value of these various derivative instruments are reflected in the earnings of the retail energy-marketing segment for the fiscal years ended September 30, 2002 and 2001.

NEW ACCOUNTING STANDARDS

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill and other intangible assets with an indefinite useful life will be tested annually for impairment and will be written down to the extent the test indicates the existence of an impairment. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2001 and was adopted by the Company on October 1, 2002 for fiscal year 2003 financial statements. Management has reviewed the effects of adopting this standard and does not believe that it will have a material effect, if any, on the Company’s financial statements.

     In June 2001, the FASB also issued SFAS No. 143, Accounting for Asset Retirement Obligations (ARO). The standard requires that the Company identify legal obligations associated with the retirement of tangible long-lived assets. Asset retirement obligations must be recognized as a liability and measured at fair value. The cost associated with the recognition of the asset retirement obligation is capitalized as part of the related asset’s book cost and is depreciated over the expected life of the asset. If a legal obligation does not exist, the accounting for the asset retirement cost is not affected. The Company is required to implement the statement effective October 1, 2002 for fiscal year 2003 financial statements. Management has reviewed the effects of adopting this standard and does not believe that it will have a material effect, if any, on the Company’s financial statements.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This standard supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2001 and was adopted by the Company on October 1, 2002 for fiscal year 2003 financial statements. Management has reviewed the effects of adopting this standard and does not believe that it will have a material effect, if any, on the Company’s financial statements.

     In April of 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The statement updates, clarifies, and simplifies existing accounting pronouncements. The provisions of this standard are effective for fiscal years beginning after May 15, 2002. Management has reviewed the effects of adopting this standard and does not believe that it will have a material effect, if any, on the Company’s financial statements.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

RECLASSIFICATIONS

     Certain amounts in the prior year’s financial statements were reclassified to conform to the current year presentation.

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

     Since the November 1, 2000 restructuring, stock certificates previously representing shares of Washington Gas common stock represent the same number of shares of WGL Holdings common stock. All serial preferred stock issued by Washington Gas remains issued and outstanding as shares of Washington Gas serial preferred stock. The dividend rates for the preferred stock have not been changed and those dividends will continue to be paid by Washington Gas. All outstanding indebtedness and other obligations of Washington Gas prior to the restructuring remain outstanding as obligations of Washington Gas. Holders of Washington Gas’ MTNs continue as security holders of Washington Gas.

3. ACQUISITIONS AND DISPOSITIONS

LIMITED LIABILITY COMPANY

     In August 1999, Washington Gas and Thayer Capital Partners (Thayer) formed Primary Investors. Effective November 1, 2000, in connection with a corporate restructuring, Washington Gas transferred its ownership interest in Primary Investors to WGL Holdings. WGL Holdings and Thayer each owned 50 percent of Primary Investors.

     During the time that Thayer and WGL Holdings or Washington Gas co-owned Primary Investors, a wholly owned subsidiary of Primary Investors had a loan from a commercial bank for up to $6.75 million. WGL Holdings neither guaranteed nor cosigned this loan and accordingly, had no legal obligation to repay this loan. On September 19, 2002, in connection with the restructuring of Primary Investors, the commercial bank that made the loan to the subsidiary of Primary Investors, referenced above, released WGL Holdings and its affiliates from any potential claim that the commercial bank may have made arising from that loan. No payment was required from WGL Holdings for this release. On September 20, 2002, WGL Holdings and Thayer entered into an agreement to restructure Primary Investors such that WGL Holdings has no liability or financial commitment to Thayer, Primary Investors or any subsidiary of Primary Investors. On October 15, 2002, WGL Holdings and Primary Investors executed a final closing and WGL Holdings transferred all of its interest in Primary Investors to Thayer. As of September 30, 2002, the Company had no net investment in this equity venture.

4. SHORT-TERM DEBT

     WGL Holdings satisfies its short-term financing requirements through the sale of commercial paper or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing operations, short-term financing requirements can vary significantly during the year. The Company maintains revolving credit agreements to support its outstanding commercial paper and to permit short-term borrowing flexibility. The following table summarizes the major terms of the Company’s and Washington Gas’ financing agreements at September 30, 2002.

WGL Holdings, Inc.
Commitment or
Facility Fees
Description	Amount of Credit	per Annum	Expiration Date

Revolving credit agreement	$85 million	9 basis points	May 9, 2003
Permanent line of credit	$10 million	10 basis points	November 1, 2003

Washington Gas Light Company
Commitment or
Facility Fees
Description	Amount of Credit	per Annum	Expiration Date

Revolving credit agreement	$220 million	9 basis points	May 9, 2003
Permanent line of credit	$5 million	7 basis points	June 30, 2003
Seasonal line of credit	$5 million	7 basis points	April 1, 2003

     Several commercial banks provide WGL Holdings and Washington Gas with revolving credit agreements as indicated above. Both WGL Holdings and Washington Gas can reduce the amount of the commitments at the companies’ option.

     Collectively, the borrowing options under all of the credit agreements shown above include, but are not limited to, the prime lending rate and the Eurodollar rate.

     At September 30, 2002 WGL Holdings and its subsidiaries had $90.9 million in commercial paper outstanding, at a weighted-average cost of 2.01 percent. Included in this balance is $25.7 million in commercial paper that Washington Gas had outstanding at September 30, 2002. At September 30, 2001, WGL Holdings and its subsidiaries had $134.1 million in commercial paper outstanding, at a weighted-average cost of 2.89 percent. Included in this balance is $98.7 million in commercial paper that Washington Gas had outstanding at September 30, 2001.

5. LONG-TERM DEBT

FIRST MORTGAGE BONDS

     The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by the regulated utility, other than a small amount of property that is expressly excluded. The regulated utility had no debt outstanding under the Mortgage at September 30, 2002 and 2001. Under the holding company structure discussed in Note 2, any FMBs that may be issued in the future would represent indebtedness of Washington Gas.

UNSECURED MEDIUM-TERM NOTES

     The regulated utility issues unsecured MTNs with individual terms regarding interest rates, maturities and call or put options that are an integral part of the basic debt instrument. These notes can have maturity dates of one or more years from date of issuance. At September 30, 2002 and 2001, the weighted-average interest rate on all outstanding MTNs was 6.60 percent and 6.80 percent, respectively.

     The indenture for these unsecured MTNs provides that Washington Gas will not issue any new first mortgage bonds under its Mortgage and Deed of Trust without securing all MTNs with all other debt secured by the Mortgage and Deed of Trust.

     Some individual notes in the balance of MTNs outstanding have call options, put options, or both. Other notes have a make-whole call. A make-whole call pays the holder a premium based on a spread over the yield to maturity of a comparable maturity United States Treasury security when that particular note is called by the Company before its stated maturity date. With the exception of this make-whole call feature and one other relatively minor issuance, the Company is not required to pay call premia for calling debt prior to the stated maturity date.

     As summarized in the following table, Washington Gas issued $107.0 million of MTNs in fiscal year 2002.

UNSECURED MEDIUM-TERM NOTES

	Amount of
Date	Issuance		Maturity
Issued	(in millions)	Coupon Rate	Date

October 2001	$7.0	6.05%	October 2011
October 2001	20.0	6.00%	October 2011
February 2002	25.0	6.00%	February 2012
June 2002	25.0	5.90%	June 2012
September 2002	30.0	5.17%	September 2014

TOTAL	$107.0

LONG-TERM DEBT MATURITIES

     The amount of maturities on long-term debt for each of the next five fiscal years and a summary of all years after 2007 as of September 30, 2002 is summarized in the following table:

(in millions)	Long-Term Debt Maturities

Years ended September 30,	2003	2004	2005	2006	2007	After 2007	Total Non-Current

Medium-term notes	$40.0	$40.0	$60.5	$50.0	$85.0	$397.6	$633.1
Other	2.4	0.1	—	—	—	35.3	35.4

Total(a)	$42.4	$40.1	$60.5	$50.0	$85.0	$432.9	$668.5

(a) Excludes unamortized discount of $0.5 million.

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

SALE OF COMMON STOCK

     In June 2001, WGL Holdings publicly sold 2,038,500 shares of common stock at $26.73 per share, before underwriting discounts of $0.895 per share. Net proceeds from the sale of the shares of $52.7 million were used for general corporate purposes of the regulated utility, including capital expenditures and working capital requirements.

COMMON STOCK OUTSTANDING

     Shares of common stock outstanding, net of treasury stock, were 48,564,667 at September 30, 2002; 48,542,745 at September 30, 2001; and 46,469,714 at September 30, 2000.

COMMON STOCK RESERVES

     At September 30, 2002, there were 1,558,819 authorized, but unissued, shares of common stock reserved as follows.

Reserved for	Number of Shares
Incentive compensation plan*	938,881
Dividend reinvestment and common stock purchase plan	473,478
Employee savings plans	137,196
Directors’ stock compensation plan	9,264
Total common stock reserves	1,558,819

* Included are shares that potentially could be issued that would reduce the Incentive Compensation Plan shares authorized. These shares include 411,836 shares dedicated to incentive options issued, but not exercised and 117,088 shares dedicated to performance shares granted, but not vested.

     See Note 11 for a discussion about the Company’s stock-based compensation plans.

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

		Liquidation Preference
Preferred		per Share
Series	Shares			Call Price
Outstanding	Outstanding	Involuntary	Voluntary	Per Share

$4.80	150,000	$100	$101	$101
$4.25	70,600	$100	$105	$105
$5.00	60,000	$100	$102	$102

8. EARNINGS PER SHARE

     SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS includes no potentially dilutive securities and is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans and the conversion of convertible preferred stock into common shares at the beginning of all respective fiscal years. Washington Gas had convertible preferred stock outstanding until February 1, 2000. Accordingly, diluted EPS assumes the impact of converting preferred stock into common stock for fiscal year 2000 as if preferred stock were converted on October 1, 1999. The following table shows the computation of the Company’s basic and diluted EPS for fiscal years 2002, 2001 and 2000, respectively. All earnings per share calculations are computed based on shares outstanding net of treasury stock.

BASIC EPS AND DILUTED EPS

	Net		Per Share
(in thousands, except per share data)	Income	Shares	Amount

For the Year Ended September 30, 2002

Basic EPS:
Net income	$39,121	48,563	$0.81
Stock-based compensation plans	—	88

Diluted EPS:
Net income	$39,121	48,651	$0.80

For the Year Ended September 30, 2001

Basic EPS:
Net income	$82,445	47,120	$1.75
Stock-based compensation plans	—	70

Diluted EPS:
Net income	$82,445	47,190	$1.75

For the Year Ended September 30, 2000

Basic EPS:
Net income	$83,251	46,473	$1.79
Effect of dilutive securities:
$4.60 and $4.36 convertible preferred stock, assuming conversion on October 1, 1999	3	9
Stock-based compensation plans	—	55

Diluted EPS:
Net income	$83,254	46,537	$1.79

9. INCOME TAXES

     The Company and its subsidiaries file a consolidated federal income tax return. The Company’s federal income tax returns for all years through September 30, 1998 have been reviewed and closed or closed without review by the Internal Revenue Service. State income tax returns are filed on a separate company basis in states where the Company has nexus.

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, the Company recognizes deferred income taxes for all temporary differences between the financial statement and tax bases of assets and liabilities at currently enacted income tax rates.

     SFAS No. 109 requires recognition of the additional deferred income tax assets and liabilities for temporary differences where regulators have flowed through income tax benefits or costs to ratepayers. Regulatory assets or liabilities corresponding to such additional deferred tax assets or liabilities may be recorded to the extent the Company believes they will be recoverable from or payable to customers through the ratemaking process. Note 1 shows the regulated utility’s regulatory assets and liabilities associated with income taxes due from and to customers at September 30, 2002 and 2001. Amounts applicable to income taxes due from and due to customers primarily represent differences between the book and tax basis of net utility plant in service.

     The Consolidated Statements of Income Taxes provide the following: 1) the components of income tax expense; 2) a reconciliation between the statutory federal income tax rate and the effective tax rate; and 3) the components of accumulated deferred income tax assets and liabilities at September 30, 2002 and 2001.

     During the fiscal year ended September 30, 2002, the Company recorded an operating loss and a valuation impairment on its 50-percent-owned residential HVAC investment, Primary Investors, to reflect the tax benefits that are not expected to be realized. Based on a restructuring agreement dated September 20, 2002 and a final closing dated October 15, 2002, the Company recorded tax benefits associated with the restructuring agreement. These tax benefits of $9.7 million were reduced by a tax valuation allowance of $6.7 million to reflect the net tax benefits that are expected to be realized.

     The Company amortizes investment tax credits as reductions to income tax expense over the estimated service lives of the related properties.

10. POSTEMPLOYMENT BENEFITS

     The Company and its subsidiaries offer defined-contribution savings plans to eligible employees, covering all employee groups. These plans allow participants to defer on a pre-tax or after-tax basis, a portion of their salaries for investment in various alternatives. The Company makes matching contributions to the amounts contributed by employees in accordance with the specific plan provisions. The Company’s contribution to the plans was $2.9 million, $2.6 million and $2.4 million during fiscal years 2002, 2001 and 2000, respectively.

     The Company maintains a qualified, trusteed, non-contributory defined benefit pension plan covering all active and vested former employees of the Company and its utility subsidiaries. Executive officers of the Company and Washington Gas also participate in a non-funded supplemental executive retirement plan (SERP). A trust has been established for the potential future funding of the SERP liability. To the extent allowable by law, the Company funds pension costs accrued for the qualified plan.

     The Company recorded an additional minimum pension obligation of $6.0 million and a corresponding regulatory asset in regards to the SERP. Based on the regulatory treatment in certain jurisdictions, the Company believes that it will be able to ultimately recover a significant portion of the additional minimum liability through future rates. Should the Company not recover this minimum liability through future rates, a balance sheet reclassification would be made to the regulatory asset and to Other Comprehensive Income, a component of Shareholders’ Equity.

     The Company provides certain healthcare and life insurance benefits for retired employees. Substantially all employees of the regulated utility may become eligible for such benefits if they attain retirement status while working for the Company. The Company accounts for these benefits under the provisions of SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The Company elected to amortize the accumulated postemployment benefit obligation of $190.6 million existing at the October 1, 1993 adoption date of this standard, known as the transition obligation, over a twenty-year period.

     The following tables show certain information about the Company’s postemployment benefits:

POSTEMPLOYMENT BENEFITS

(in millions)	Pension Benefits		Health & Life Benefits

Years Ended September 30,	2002	2001	2002	2001

Change in benefit obligation
Benefit obligation at beginning of year	$501.3	$461.0	$257.1	$212.6
Service cost	8.1	7.8	6.1	4.4
Interest cost	35.5	34.7	18.2	16.1
Amendment	—	—	—	—
Actuarial loss	53.0	25.6	56.1	35.2
Benefits paid	(30.8)	(27.8)	(14.6)	(11.2)

Benefit obligation at end of year	567.1	501.3	322.9	257.1

Change in plan assets
Fair value of plan assets at beginning of year	$681.7	736.5	$132.2	114.5
Actual return/(loss) on plan assets	(38.6)	(25.8)	4.5	7.9
Company contributions	1.3	1.0	25.2	21.0
Expenses	(2.4)	(2.2)	—	—
Benefits paid	(30.8)	(27.8)	(14.6)	(11.2)

Fair value of plan assets at end of year	611.2	681.7	147.3	132.2

Funded status
Funded status of plan	$44.1	180.4	$(175.6)	(124.9)
Unrecognized actuarial net (gains)/losses	(19.4)	(175.6)	54.1	(7.7)
Unrecognized prior service cost	20.2	22.4	—	—
Unrecognized transition (assets) obligation	0.3	(0.5)	104.9	114.5

Prepaid (accrued) benefit cost	$45.2	$26.7	$(16.6)	$(18.1)

	Pension Benefits		Health & Life Benefits

(in millions)	2002	2001	2002	2001

Total amounts recognized in balance sheet
Prepaid benefit cost	$58.5	$38.8	$—	$—
Accrued benefit liability	(18.5)	(14.1)	(16.6)	(18.1)
Intangible assets	5.2	2.0	—	—

Total recognized	$45.2	$26.7	$(16.6)	$(18.1)

	Pension Benefits		Health & Life Benefits

Assumptions as of September 30,	2002	2001	2002	2001

Discount rate	6.50%	7.25%	6.50%	7.25%
Expected return on plan assets	8.50%	8.75%	8.25%	8.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

     The Company has assumed healthcare cost trend rates for fiscal year 2003 for Medicare eligible and non-Medicare eligible retirees of 10.96 percent and 9.25 percent, respectively, and expects these rates to decrease gradually to 5.75 percent and 5.50 percent, respectively, in 2007 and remain at those levels thereafter.

	Pension Benefits			Health and Life Benefits

(in millions)	2002	2001	2000	2002	2001	2000

Components of net periodic benefit cost (income)
Service cost	$8.1	$7.8	$8.0	$6.1	$4.4	$4.6
Interest cost	35.5	34.7	33.4	18.3	16.1	15.1
Expected return on plan assets	(55.8)	(51.7)	(48.8)	(10.2)	(8.8)	(7.5)
Recognized prior service cost	2.3	2.3	2.1	—	—	—
Recognized actuarial gain	(6.5)	(10.2)	(8.8)	—	(2.5)	(2.4)
Amortization of transition obligation (asset)-net	(0.9)	(2.4)	(2.4)	9.5	9.5	9.5

Net periodic benefit cost (income)	(17.3)	(19.5)	(16.5)	23.7	18.7	19.3
Amount capitalized as construction cost	4.4	3.6	3.1	(4.2)	(3.8)	(3.9)
Amount deferred as regulatory asset/liability-net	3.4	3.4	3.9	1.4	2.1	1.2

Amount charged (credited) to expense	$(9.5)	$(12.5)	$(9.5)	$20.9	$17.0	$16.6

     The projected benefit obligation and accumulated benefit obligation for the Company’s non-funded SERP, which has accumulated benefits in excess of plan assets, were $20.5 million and $18.4 million, respectively, as of September 30, 2002 and $15.1 million and $14.2 million, respectively, as of September 30, 2001. The plan has no assets.

     The assumed healthcare trend rate has a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in the assumed healthcare trend rate would have the following effects:

HEALTHCARE TRENDS

	1-Percentage	1-Percentage
(in millions)	Point Increase	Point Decrease

Increase (decrease) total service and interest cost components	$4.3	$(3.2)
Increase (decrease) postretirement obligation	$40.4	$(29.6)

     A significant portion of the estimated postretirement medical and life insurance benefits apply to the Company’s regulated activities.

     The Public Service Commission of the District of Columbia (PSC of DC) granted the recovery of postretirement medical and life insurance benefit costs determined in accordance with GAAP through a five-year phase-in plan that ended September 30, 1998. The regulated utility deferred the difference generated during the phase-in period as a regulatory asset. Effective October 1, 1998, the PSC of DC granted the regulated utility full recovery of costs determined under GAAP, plus a fifteen-year amortization of the regulatory asset established during the phase-in period.

     On September 28, 1995, the State Corporation Commission of Virginia (SCC of VA) issued a generic order that allowed the regulated utility to recover most costs determined under GAAP in rates over twenty years. The SCC of VA, however, set a forty-year recovery period of the transition obligation. As prescribed by GAAP, the regulated utility amortizes these costs over a twenty-year period.

     The Public Service Commission of Maryland (PSC of MD) has not rendered a decision that specifically addresses recovery of postretirement medical and life insurance benefit costs determined in accordance with GAAP. However, the PSC of MD has approved a level of rates sufficient to recover the costs determined under GAAP.

     Postretirement medical and life insurance benefit costs deferred as a regulatory asset at September 30, 2002 and 2001 were $7.2 million and $8.6 million, respectively. The regulated utility expects these costs will be recovered over a twenty-year period that began October 1, 1993.

     Each regulatory commission having jurisdiction over the regulated utility requires it to fund amounts reflected in rates for postretirement medical and life insurance benefits to irrevocable trusts. The expected long-term rate of return on the assets in the trusts was 8.25 percent for fiscal years 2002, 2001, and 2000. The regulated utility assumes a 39.6 percent income tax rate to compute taxes on the taxable portion of the income in the trusts.

11. STOCK-BASED COMPENSATION

     The Company and its subsidiaries periodically provide compensation in the form of common stock to certain employees and Company directors. The Company designed its stock-based compensation plans to promote its long-term success by attracting, recruiting and retaining key employees, and providing certain employees and Company directors an ownership interest in the Company, thereby promoting a closer alignment of interests between such persons and the Company’s shareholders. Under SFAS No. 123, Accounting for Stock-Based Compensation, the Company applies Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees and related interpretations in accounting for its stock-based compensation plans. The stock-based compensation arrangements are discussed more fully below.

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

     Approved by the shareholders in February 1999, the 1999 Plan allows the Company to grant up to 1,000,000 shares of common stock to officers and key employees. Under the 1999 Plan, the Company may impose performance goals, which if unattained, may result in participants forfeiting all or part of the award. Through September 30, 2002, the Company granted an aggregate of 176,806 performance shares under the 1999 Plan, which may vest over 18 to 36 months from date of grant. At the end of the associated vesting period, the issuance of any performance shares depends upon the Company’s achievement of performance goals for total shareholder return relative to a selected peer group.

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

SCHEDULE OF LTICP AND 1999 PLAN SHARES OUTSTANDING

	Long-Term Incentive
	Compensation Plan			1999 Plan

	2002	2001	2000	2002	2001	2000

Shares outstanding — beginning of period	16,470	36,700	86,510	107,071	73,694	45,702

Shares granted
Performance shares	—	—	—	64,105	33,377	33,622
Restricted shares	—	—	—	—	—	1,000
Shares vested	(8,170)	(17,670)	(39,930)	(40,332)	—	—
Shares forfeited	—	(2,560)	(9,880)	(13,756)	—	(6,630)

Shares outstanding — end of period	8,300	16,470	36,700	117,088	107,071	73,694

Weighted-average fair value on grant dates	$—	$—	$—	$26.89	$26.88	$27.09
Compensation expense recognized	$150,000	$209,000	$465,000	$662,836	$730,213	$1,267,000

STOCK OPTIONS OUTSTANDING AND OTHER INFORMATION

     For fiscal years 2000 through 2002, the Company granted an aggregate of 455,917 non-qualified stock options to officers under the 1999 Plan, 411,836 of which were outstanding at September 30, 2002. Since the stock options were granted at the fair market value of the Company’s stock on the grant dates, no compensation expense was recognized for any fiscal year. During fiscal year 2002, a total of 148,036 stock options became vested and may be exercised at various times through September 30, 2009 at prices ranging from $22.63 to $27.13 with a weighted-average exercise price of $24.83. The remaining 411,836 stock options continue to be outstanding and will vest three years after the date of the grant and expire on the tenth anniversary of the grant date. There were no options exercised during fiscal year 2002.

     The following table provides additional information regarding nonqualified stock options granted under the 1999 Plan for fiscal years 2000 through 2002, including the assumptions used to calculate fair market value of the stock options granted in each fiscal year.

STOCK OPTIONS

Years ended September 30,	2002	2001	2000

Stock options outstanding, beginning of year	271,604	209,969	99,465
Stock options granted	156,698	89,250	110,504
Stock options exercised	—	(27,615)	—
Stock options forfeited	(16,466)	—	—

Stock options outstanding, end of year	411,836	271,604	209,969

Exercise prices of stock options outstanding, end of year:
Low	$22.63	$22.63	$22.63
High	$27.13	$27.13	$27.13
Weighted-average	$25.64	$25.41	$24.70

Weighted-average remaining vesting life of stock options outstanding, end of the year	1.6 years	1.5 years	1.9 years

Fair market value assumptions (Black-Scholes model):
Dividend yield	5.3%	4.6%	4.8%
Expected stock-price volatility	24.0%	24.0%	24.0%
Risk-free interest rate	6.3%	6.3%	6.3%
Expected option life	3 years	3 years	3 years
Weighted-average fair market value of stock options granted during the year	$4.41	$4.57	$4.52

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

PRO FORMA EFFECT OF STOCK OPTIONS

	Years ended September 30,

(in thousands, except per share data)	2002	2001	2000

Net income
As reported	$39,121	$82,445	$83,251
Pro forma	38,747	82,166	83,073

Earnings per average common share—basic
As reported	$0.81	$1.75	$1.79
Pro forma	0.80	1.74	1.79

Earnings per average common share—diluted
As reported	$0.80	$1.75	$1.79
Pro forma	0.80	1.74	1.79

STOCK GRANTS TO DIRECTORS

     Non-employee directors receive a portion of their annual retainer fee in the form of common stock through the Directors’ Stock Compensation Plan. Shares granted to directors totaled 5,600, 5,600 and 6,400 in fiscal years 2002, 2001 and 2000, respectively. For those periods, the fair value of the stock on the grant dates was $29.18, $29.19 and $26.04, respectively. Shares awarded to the participants: 1) vest immediately and cannot be forfeited; 2) may be sold or transferred; and 3) have voting and dividend rights.

12. ENVIRONMENTAL MATTERS

     The Company and its subsidiaries are subject to federal, state and local laws and regulations related to environmental matters. These evolving laws and regulations may require expenditures over a long timeframe to control environmental impacts. Estimates of liabilities for environmental response costs are difficult to determine with precision because of the various factors that can affect their ultimate level. These factors include, but are not limited to:

•	the complexity of the site;
•	changes in environmental laws and regulations at the federal, state and local levels;
•	the number of regulatory agencies or other parties involved;
•	new technology that renders previous technology obsolete or experience with existing technology that proves ineffective;
•	the ultimate selection of technology;
•	the level of remediation required; and
•	variations between the estimated and actual period of time that must be dedicated to respond to an environmentally-contaminated site.

     The Company has identified up to ten sites where Washington Gas or its predecessors may have operated manufactured gas plants (MGP). Washington Gas last used any such plant in 1984. In connection with these operations, Washington Gas management is aware that coal tar and certain other by-products of the gas manufacturing process are present at or near some former sites and may be present at others. Washington Gas management does not believe that any of the sites present any unacceptable risk to human health or the environment.

     At one of the former MGP sites, studies show the presence of coal tar under the site and an adjoining property. Washington Gas has taken steps to control the movement of contaminants into an adjacent river by installing a water treatment system that removes and treats contaminated groundwater at the site. Washington Gas received approval from governmental authorities for a comprehensive remedial plan for the majority of the site that will allow commercial development of Washington Gas’ property. Washington Gas has entered into an agreement with a national developer for the development of this site in phases. Washington Gas has also entered into a ground lease and obtained a carried interest for the first two phases of development. Construction has been completed on the first phase of this development and is substantially completed on phase two. Washington Gas continues to seek approval of a remedial plan for the remainder of the site, including an adjoining property owned by a separate entity.

     At a second former MGP site and on an adjacent parcel of land, Washington Gas made application under a state voluntary closure program. Washington Gas has developed a remediation plan for the site and is currently seeking approval of that plan from the state.

     The Company believes, at this time, that the appropriate remediation is being undertaken or that no remediation is necessary at the remaining eight sites.

     At September 30, 2002, the Company has a liability of $7.1 million on an undiscounted basis related to future environmental response costs. This estimate principally includes the minimum liabilities associated with a range of environmental response costs expected to be incurred at the sites identified. The Company estimates the maximum liability associated with all of its sites to be approximately $15.4 million at September 30, 2002. The estimates were determined by the Company’s environmental experts, based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. Variations within the range of estimated liability result primarily from differences in the number of years that will be required to perform environmental response processes at each site and the extent of remediation that may be required.

     Regulatory orders issued by the PSC of MD allow Washington Gas to recover the costs associated with the sites applicable to Maryland over periods ranging from five to thirty years. Rate orders issued by the PSC of DC allow Washington Gas a three-year recovery of prudently incurred environmental response costs and allow Washington Gas to defer additional costs incurred between rate cases. The SCC of VA allows the recovery of prudent environmental remediation costs.

     At September 30, 2002, Washington Gas reported a regulatory asset of $5.2 million for the portion of environmental response costs it believes are recoverable in rates. Based on existing knowledge, Washington Gas does not expect that the ultimate impact of these matters will have a material adverse effect on its capital expenditures, its earnings or its competitive position.

13. COMMITMENTS AND CONTINGENCES

REGULATED UTILITY OPERATIONS

     Natural Gas Contracts – Minimum Commitments

     Washington Gas has three long-term natural gas purchase contracts with producers and marketers to purchase natural gas at market-sensitive prices. These contracts provide for commodity charges based upon an ascertainable index and either fixed-reservation charges based on contracted minimum volumes or premiums built into volumetric charges. The contracts also provide for Washington Gas to pay monthly and/or annual deficiency charges if actual volumes fall below minimum levels. These natural gas purchase contracts expire during fiscal year 2003. Under the terms of these gas purchase contracts, Washington Gas must make fixed payments totaling approximately $1.6 million in fiscal year 2003.

     At September 30, 2002, Washington Gas also has service agreements with four pipeline companies that provide direct service and one upstream pipeline company that provide for firm transportation and storage services. These agreements, which have expiration dates ranging from fiscal years 2003 to 2017, require Washington Gas to pay fixed charges each month. Based on current estimates of growth of the Washington Gas system, together with current expectations of the timing and extent of unbundling initiatives in the Washington Gas service territory, the minimum aggregate amount of required payments under the pipeline service agreements total approximately $800.3 million for contracts in effect through 2017 as of September 30, 2002. Certain agreements give Washington Gas an option to turn back capacity prior to the end of the agreements, which, if not exercised, would increase the aggregate amount of the required payments. The SCC of VA has approved mandatory assignment of firm transportation to third party marketers. The issue is still pending in the District of Columbia and Maryland. These assignments could reduce the aggregate amount of required payments and the amount of turnback capacity depending on the capacity required for the third-party marketers.

     The following table summarizes the contract minimum payments that Washington Gas will make under its natural gas purchase and pipeline transportation contracts during the next five fiscal years and thereafter.

WASHINGTON GAS CONTRACT MINIMUMS

(in millions)

							After
Years ended September 30,	Total	2003	2004	2005	2006	2007	2007

Pipeline contracts	$800.3	$103.0	$114.9	$101.2	$91.0	$87.0	$303.2
Natural gas purchase contracts	1.6	1.6	—	—	—	—	—

Total	$801.9	$104.6	$114.9	$101.2	$91.0	$87.0	$303.2

     When a customer selects a third-party marketer to provide supply, Washington Gas generally assigns pipeline and storage capacity to third-party marketers to deliver gas to Washington Gas’ city gate. On behalf of customers who do not select a third-party marketer, Washington Gas has a commodity acquisition plan to acquire the natural gas supply to serve the customer.

     In connection with this plan, Washington Gas utilizes an Asset Manager to acquire the necessary supply to serve these customers. Washington Gas’ commitment to the Asset Manager is to purchase gas supply through March 31, 2003 at a market price that is tied to various public indices for natural gas. The contract commitment is related to customer demand, there are no minimum bill commitments and nothing is included in the table above. The Company does have minimum bill commitments for three supply-related contracts that are reflected in the table above.

     Currently, Washington Gas recovers the costs incurred under these natural gas purchase contracts through the purchased gas cost recovery mechanisms included in its retail rate schedules in each of its jurisdictions. However, the timing and extent of Washington Gas’ initiatives or regulatory requirements to separate the purchase and sale of natural gas from the delivery of gas could cause its gas supply commitments to be in excess of its continued sales obligations.

     Washington Gas has rate provisions in effect in each of its jurisdictions which would allow it to continue to recover potential excess commitments in rates. The regulated utility also actively manages its supply portfolio to ensure its sales and supply obligations remain balanced. This reduces the likelihood that the contracted supply commitments would exceed supply obligations. However, to the extent Washington Gas were to determine that changes in regulation would cause it to discontinue recovery of these costs in rates, the regulated utility would be required to charge these costs to expense without any corresponding revenue recovery. If this occurred, depending upon the timing of the occurrence, the related impact on the Company’s financial position and results of operations would likely be significant.

Rate Case Contingencies

     Certain legal and administrative proceedings, incidental to the Company’s business, involve WGL Holdings and/or its subsidiaries. In the opinion of management, the Company has recorded adequate provisions for probable losses related to these proceedings in accordance with SFAS No. 5, Accounting for Contingencies. Management does not expect the final resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations.

     Virginia Jurisdiction

     In accordance with an Order of the SCC of VA, Washington Gas performed a depreciation study, using data as of December 31, 2000, and an update as of December 31, 2001, to determine the adequacy of the current depreciation rates that Washington Gas uses to record depreciation expense for property located in its Virginia jurisdiction.

     The Staff of the SCC of VA (Staff) issued a letter dated October 2, 2002, approving new depreciation rates for Washington Gas and the related Shenandoah Gas Division, which would increase annual depreciation expense by approximately $4.0 million. Staff stated its position that the approved rates should be implemented as of January 1, 2002, but recognized that the implementation date will be decided by the SCC of VA in the pending rate case. Washington Gas has urged the SCC of VA to implement the new depreciation rates coincident with the effective date of the new base rates, which corresponds with the implementation of interim rates from the pending rate case on November 12, 2002. Washington Gas believes that it is reasonably possible that the position it has taken on this matter will be adopted by the SCC of VA in the pending rate case.

     The financial statements as of and for the periods ended September 30, 2002 do not reflect any modification of depreciation expense that Washington Gas has been utilizing since it last received formal approval of depreciation rates by the SCC of VA. To the extent the position of the Staff of the SCC of VA is upheld by the SCC of VA in the current rate filing, Washington Gas would have to record a charge to income for additional depreciation expense, net of income tax benefits, calculated from January 1, 2002 to November 12, 2002, without a corresponding amount of revenue.

     District of Columbia Jurisdiction

     On October 29, 2002, the PSC of DC issued an order rejecting a proposal of the District of Columbia’s Office of the People’s Counsel (OPC) that had been included in the rate case to retroactively refund asset management revenues collected by Washington Gas, and instead approved the utility’s proposal to share 50 percent of such future revenues with customers. On November 27, 2002, OPC filed an Application for Reconsideration with the PSC of DC with respect to the PSC of DC’s decision on the treatment of these asset management revenues. Management believes that the decision of the PSC of DC on this matter will ultimately be upheld. If the final order of the PSC of DC were to support the position of the OPC in this matter, Washington Gas may be required to refund the amounts previously recorded in revenues, approximately $8 million, thus reducing net income after considering the related income tax benefits.

NON-UTILITY OPERATIONS

     Natural Gas

     WGEServices has contracts to purchase fixed quantities of natural gas with terms of up to 24 months. WGEServices designs its purchase contracts to match the duration of its sales commitments and effectively to lock in a margin on gas sales over the terms of existing sales contracts. Gas purchase commitments disclosed below are based on existing fixed price purchase commitments using city gate equivalent deliveries, the majority of which are for fixed volumes.

     Electricity

     On April 3, 2000, WGEServices entered into a master purchase and sale agreement with a wholesale energy marketer. Under the agreement, WGEServices can purchase electric energy, capacity and certain ancillary services from the wholesaler, then resell it to retail electric customers in the District of Columbia, Maryland and in other regions. Under the contract, electricity is provided to customers in the District of Columbia and Maryland on a full requirements basis. As a result, WGEServices has no open position on this contract at September 30, 2002. Electric commitments are based on system requirements and the range of the commitment could extend from zero to the maximum amount the customers use. The Company has no fixed commitment to purchase electricity. Therefore, no commitment for electricity is shown in the table below. The following table summarizes the fiscal year Contractual Obligations and Minimum Commitments of WGEServices:

WGESERVICES CONTRACT MINIMUMS

(in millions)

							After
Years ended September 30,	Total	2003	2004	2005	2006	2007	2007

Gas purchase commitments(a)	$130.8	$125.2	$5.6	$—	$—	$—	$—
Operating leases	3.9	0.6	0.6	0.6	0.6	0.6	0.9
Pipeline contracts	1.5	1.5	—	—	—	—	—

Total	$136.2	$127.3	$6.2	$0.6	$0.6	$0.6	$0.9

(a) Represents fixed price commitments with city gate equivalent deliveries.

     Transfers and Servicing of Financial Assets and Extinguishment of Liabilities

     The Company’s non-regulated consumer financing business had, in the past, extended credit to certain residential and small commercial customers to purchase gas appliances and other energy-related products. The Company’s non-regulated consumer financing business transferred with recourse certain of these accounts receivable to commercial banks. The Company accounts for these transfers in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

     In September 2001, the Company scaled back its consumer financing operation. The Company stopped financing new loans but expects to continue to service existing loans until approximately 2005. In May 2002, the Company contracted with a third-party vendor to service the remaining loans. During fiscal year 2002, there were no sales of receivables to commercial banks. During fiscal years 2001 and 2000 transfers of receivables with recourse totaled $19.2 million and $23.9 million, respectively. At September 30, 2002, the Company had a $0.4 million asset representing the present value of estimated future net cash flows related to these sales. At September 30, 2002, the Company has also recognized deferred credits related to its estimated recourse obligation of $1.4 million for these receivables.

     At September 30, 2002, the Company had $20.5 million of loans, $3.8 million of which are recorded in the Company’s financial statements, and $16.7 million are held by banks. The Company also has a $1.8 million reserve for recourse obligations and provisions for uncollectible accounts. The total loan repurchases for fiscal year 2002 were $11.3 million.

     The Company finances certain construction projects being managed by its commercial HVAC subsidiary with long-term debt. Under the terms of the agreement with the lender, all payments received from the project owner are used to satisfy the payments of principal and interest associated with the debt for these construction projects. As the debt is incurred, the Company establishes a note receivable representing the owner’s obligation to remit principal and interest. Upon completion and acceptance of the project, the Company accounts for the transfer of the financed asset as an extinguishment of the long-term debt in accordance with SFAS No. 140 and removes both the note receivable and long-term debt from its financial statements.

     During fiscal years 2002 and 2001, the Company eliminated $9.7 million and $24.3 million, respectively, of notes receivable and long-term debt related to completed projects. The following table details the activity related to long-term borrowings associated with construction projects:

(in millions)	2002	2001

Balance at beginning of fiscal year	$23.3	$7.0
Debt issued	23.3	40.6
Debt retired	(9.7)	(24.3)

Balance at fiscal year ended September 30	$36.9	$23.3

     Financial Guarantees

     WGL Holdings guarantees certain purchases of natural gas and electricity for the retail energy-marketing subsidiary, WGEServices. At September 30, 2002, there was a total of $242.3 million of financial guarantees outstanding for WGEServices’ purchases of natural gas and electricity, which includes amounts guaranteed on behalf of affiliates to other affiliates.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2002 and 2001. The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2002		2001

	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value

Current assets	$182.7	$182.7	$219.4	$219.4
Current liabilities	326.4	326.4	349.2	349.2
Long-term debt	668.0	725.5	584.4	610.3

     Financial instruments included in current assets consist of cash and cash equivalents, net accounts receivable, accrued utility revenues and other miscellaneous receivables. The carrying amount of the financial instruments included in current assets and current liabilities approximates fair value because of the short maturity of these instruments. The fair value of long-term debt (excluding current long-term debt) was estimated based on the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for Washington Gas’ credit quality and the present value of future cash flows.

15. OPERATING SEGMENT REPORTING

     In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company identifies and reports on operating segments under the “management approach”. Operating segments comprise revenue-generating components of an enterprise for which the Company produces separate financial information internally that management regularly uses to make operating decisions and assess performance.

     The Company reports three operating segments: 1) regulated utility; 2) retail energy-marketing; and 3) HVAC.

     With over 92 percent of the Company’s assets, the regulated utility segment comprises the Company’s core business. The regulated utility segment provides regulated gas distribution services, including the sale and delivery of natural gas, meter reading, bill preparation and responding to customer inquiries. The regulated utility segment serves residential, commercial and industrial customers in Washington, D.C. and parts of Maryland and Virginia. In addition, the regulated utility segment includes the operation of an underground natural gas storage facility regulated by the Federal Energy Regulatory Commission.

     WGEServices, the retail energy-marketing segment, sells natural gas directly to customers, both inside and outside the regulated utility’s traditional service territory, in competition with unregulated gas marketers and regulated utilities.

     Through two wholly owned subsidiaries, ACI and WGESystems, the HVAC segment designs, renovates and services mechanical heating, ventilating and air conditioning systems for commercial and residential customers.

     Some of the transactions for the Company are not significant enough on a stand-alone basis to warrant treatment as a segment and the transactions do not fit into one of the segments contained in the Company’s financial statements. With respect to segment reporting, these transactions are aggregated in the section called Other Activities, in the Operating Segment Financial Information. These transactions are included in the Consolidated Statements of Income in the appropriate lines, revenues and expenses, in “Non-Utility Operations.”

     In late fiscal year 2001, consumer financing operations were changed such that the Company did not write any new loans in fiscal year 2002, but rather, limited its operations to servicing existing loans. Accordingly, the Other Activities also includes transactions related to the Company’s consumer financing operation, which was reported as a segment in fiscal year 2001 financial reports. The previously reported consumer financing segment for fiscal years 2001 and 2000 were restated to combine this segment into Other Activities.

     The non-utility results of operations for the Other Activities in fiscal year 2002 reflect a net loss of $8.6 million due to a $5.6 million after-tax loss from the consumer financing business, miscellaneous expenses of the corporate holding company, such as corporate insurance and a $1.5 million charge for consolidated tax savings which is allocated to other segments, but has no impact on the Company’s Consolidated Statements of Income.

     The same accounting policies as those described in Note 1 apply to the reported segments. While net income or loss is the primary criterion for measuring a segment’s performance, the Company also evaluates segments based on other relevant factors, such as penetration into their respective markets. The following table presents operating segment information.

OPERATING SEGMENT FINANCIAL INFORMATION

			Non-Utility Operations
	Regulated
	Utility	Retail Energy-		Other		Eliminations/
(in thousands)	Operations(a)	Marketing	HVAC	Activities(a, b)	Total	Other	Consolidated

Year Ended September 30, 2002

Total Revenues	$938,804	$595,866	$61,887	$1,918	$659,671	$(13,673)	$1,584,802
Operating Expenses:
Depreciation and amortization	72,921	430	675	483	1,588	—	74,509
Other operating expenses	739,761	587,633	53,591	11,761	652,985	(13,673)	1,379,073
Income tax expense (benefit)	28,596	1,931	1,527	(1,733)	1,725	105	30,426

Total Operating Expenses	841,278	589,994	55,793	10,511	656,298	(13,568)	1,484,008
Equity in net loss of affiliate	—	—	(5,402)	—	(5,402)	—	(5,402)
Residential HVAC impairment	—	—	(9,431)	—	(9,431)	—	(9,431)

Operating income (loss)	97,526	5,872	(8,739)	(8,593)	(11,460)	(105)	85,961
Interest expense-net	45,312	912	335	795	2,042	(1,477)	45,877
Other non-operating income (expense)	827	7	117	778	902	(1,372)	357
Dividends on Washington Gas Preferred stock	1,320	—	—	—	—	—	1,320

Net Income (Loss)	$51,721	$4,967	$(8,957)	$(8,610)	$(12,600)	$—	$39,121

Total Assets	$1,952,231	$128,127	$25,591	$15,620	$169,338	$(7,905)	$2,113,664

Capital Expenditures/Investments	$161,645	$433	$4,313	$(108)	$4,638	$—	$166,283

Year Ended September 30, 2001

Total Revenues	$1,446,456	$419,226	$70,279	$3,558	$493,063	$—	$1,939,519
Operating Expenses
Depreciation and amortization	68,754	279	245	124	648	—	69,402
Other operating expenses	1,177,368	420,670	61,643	4,525	486,838	—	1,664,206
Income tax expense (benefit)	59,009	(896)	1,708	(449)	363	—	59,372

Total Operating Expenses	1,305,131	420,053	63,596	4,200	487,849	—	1,792,980
Equity in net loss of affiliate	—	—	(2,595)	—	(2,595)	—	(2,595)
Residential HVAC impairment	—	—	(3,900)	—	(3,900)	—	(3,900)

Operating income (loss)	141,325	(827)	188	(642)	(1,281)	—	140,044
Interest expense-net	47,403	723	1,247	79	2,049	548	50,000
Other non-operating income (expense)	(2,751)	—	(76)	—	(76)	(3,452)	(6,279)
Dividends on Washington Gas Preferred stock	1,320	—	—	—	—	—	1,320

Net Income (Loss)	$89,851	$(1,550)	$(1,135)	$(721)	$(3,406)	$(4,000)	$82,445

Total Assets	$1,954,844	$102,254	$32,698	$13,040	$147,992	$(21,723)	$2,081,113

Capital Expenditures/Investments	$128,588	$1,028	$1,202	$447	$2,677	$—	$131,265

Year Ended September 30, 2000

Total Revenues	$1,031,105	$166,705	$47,473	$3,909	$218,087	$—	$1,249,192
Operating Expenses
Depreciation and amortization	65,514	32	568	—	600	—	66,114
Other operating expenses	792,907	165,617	40,885	3,512	210,014	—	1,002,921
Income tax expense (benefit)	47,821	519	1,511	(588)	1,442	—	49,263

Total Operating Expenses	906,242	166,168	42,964	2,924	212,056	—	1,118,298
Equity in net loss of affiliate	—	—	(1,949)	—	(1,949)	—	(1,949)

Operating income	124,863	537	2,560	985	4,082	—	128,945
Interest expense-net	41,643	8	1,108	172	1,288	805	43,736
Other non-operating income (expense)	—	—	(10)	—	(10)	(625)	(635)
Dividends on Washington Gas Preferred stock	1,323	—	—	—	—	—	1,323

Net Income (Loss)	$81,897	$529	$1,442	$813	$2,784	$(1,430)	$83,251

Total Assets	$1,825,909	$47,933	$40,932	$12,443	$101,308	$12,772	$1,939,989

Capital Expenditures/Investments	$122,480	$145	$10,999	$1,193	$12,337	$—	$134,817

(a) The Regulated Utility Operations includes the results for a FERC regulated subsidiary of WGL Holdings, Hampshire Gas Company, and excludes non-utility operations of Washington Gas Light Company related to consumer finance loans that are included in Other Activities.

(b) Includes amounts previously reported under the Consumer Financing segment.

16. TRANSACTIONS BETWEEN WASHINGTON GAS AND AFFILIATES

     Washington Gas and other subsidiaries of WGL Holdings engage in transactions with each other during the ordinary course of business. All of these inter-company transactions and balances have been eliminated from the consolidated financial statements of WGL Holdings. In addition, all such transactions between Washington Gas and its affiliates that occurred prior to the November 1, 2000 restructuring have similarly been eliminated from the consolidated financial statements of Washington Gas.

     Transactions between Washington Gas and its affiliates which occurred after the November 1, 2000 restructuring, as well as inter-company balances remaining on Washington Gas’ balance sheet on September 30, 2002, have not been eliminated from the Washington Gas’ financial statements. Because of the relatively small and immaterial size and number of these transactions, these transactions are not disclosed on the face of the Washington Gas consolidated financial statements.

     Washington Gas provides administrative and general support to affiliates and has filed consolidated tax returns, which include affiliated taxable transactions. The actual cost of these services are billed to the appropriate affiliates and to the extent such billings are not yet paid, they are reflected in “Receivables from associated companies” on the Washington Gas Balance Sheets. Washington Gas does not recognize revenues or expenses associated with providing these services.

     Washington Gas and its affiliates also borrow funds and lend funds through the operation of a money pool. At September 30, 2002, the Washington Gas Balance Sheets reflected a net total of $3.6 million of inter-company receivables and inter-company payables. All affiliated transactions, including these balances, were eliminated from the WGL Holdings Consolidated Balance Sheets in accordance with GAAP.

     Additionally, Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all unregulated energy marketers participating in the sale of natural gas on an unregulated basis through the choice programs that operate in its service territory. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services, Washington Gas has charged an affiliate, WGEServices, $13.6 million for the fiscal year ended September 30, 2002. The related-party amounts have been eliminated in the Consolidated Financial Statements of WGL Holdings.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders of WGL Holdings, Inc.:

     We have audited the accompanying consolidated balance sheet and consolidated statement of capitalization of WGL Holdings, Inc. and subsidiaries and the separate balance sheet and statement of capitalization of Washington Gas Light Company (the Companies) as of September 30, 2002, and the related statements of income, common shareholders’ equity, cash flows and income taxes for the year then ended. Our audits also included the financial statement schedules listed in the Index at Item 15 under Schedule II for the year ended September 30, 2002. These financial statements and financial statement schedules are the responsibility of the Companies’ management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits. The consolidated financial statements and financial statement schedule of WGL Holdings, Inc. and subsidiaries and the separate consolidated financial statements and financial statement schedule of Washington Gas Light Company and subsidiaries as of September 30, 2001, and for each of the two years in the period then ended prior to the restatement for a change in reportable segments were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and financial statement schedules in their report dated October 29, 2001.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of WGL Holdings, Inc. and subsidiaries and the financial position of Washington Gas Light Company as of September 30, 2002, and the respective results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed above, the consolidated financial statements of WGL Holdings, Inc. and subsidiaries and the consolidated financial statements of Washington Gas Light Company and subsidiaries as of September 30, 2001, and for each of the two years in the period then ended were audited by other auditors who have ceased operations. As described in Note 15, WGL Holdings, Inc. and subsidiaries changed the composition of its reportable segments in 2002, and the amounts in the 2001 and 2000 consolidated financial statements relating to reportable segments have been restated to conform to the 2002 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 and 2000 financial statements. Our procedures included (a) agreeing the adjusted amounts of segment revenues, depreciation and amortization, other operating expenses, income tax expense (benefit), total operating expenses, operating income, interest expense, net income and total assets to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 or 2000 consolidated financial statements of WGL Holdings, Inc. and subsidiaries and Washington Gas Light Company and subsidiaries other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 consolidated financial statements taken as a whole.

DELOITTE & TOUCHE LLP
McLean, Virginia

November 1, 2002
(November 27, 2002, as to Note 13)

INDEPENDENT AUDITOR’S REPORT

REPORT OF ARTHUR ANDERSEN LLP FOR FISCAL YEARS 2001 AND 2000. THIS REPORT IS A COPY OF THE OCTOBER 29, 2001 REPORT AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP, NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO INCLUDE ITS REPORT IN THIS ANNUAL REPORT ON FORM 10-K. THE REGISTRANTS HEREBY DISCLOSE THAT THE LACK OF A CONSENT BY ARTHUR ANDERSEN LLP MAY IMPOSE LIMITATIONS ON RECOVERY BY INVESTORS.

To the Shareholders and Board of Directors of WGL Holdings, Inc. and Washington Gas Light Company:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of WGL Holdings, Inc. (a Virginia corporation) and subsidiaries and Washington Gas Light Company (a District of Columbia and Virginia corporation) (see Note 2) as of September 30, 2001 and 2000, and the related consolidated statements of income, common shareholders’ equity, cash flows and income taxes for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Vienna, VA
October 29, 2001

SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited)

QUARTERLY FINANCIAL INFORMATION

     The Company believes that all adjustments necessary for a fair presentation have been included in the quarterly information provided below. Due to the seasonal nature of its business, WGL Holdings reports substantial variations in operations on a quarterly basis.

		Quarter Ended

(in thousands, except per share data)	Dec. 31	March 31	June 30	Sept. 30

Fiscal Year 2002
Operating revenues	$417,096	$564,819	$314,192	$288,695
Operating income (loss)	42,267	55,639	(2,316)	(9,629)
Net income (loss)	30,237	45,760	(14,185)	(22,691)
Earnings (loss) per average share of common stock:
Basic (a)	0.62	0.94	(0.29)	(0.47)
Diluted (a)	0.62	0.94	(0.29)	(0.47)
Fiscal Year 2001
Operating revenues	$647,033	$775,451	$281,700	$235,335
Operating income (loss)	65,826	78,603	5,773	(10,158)
Net income (loss)	50,421	62,007	(6,821)	(23,162)
Earnings (loss) per average share of common stock:
Basic (a)	1.08	1.33	(0.15)	(0.48)
Diluted (a)	1.08	1.33	(0.15)	(0.48)

(a)  The sum of these amounts may not equal the annual amount because the quarterly calculations are based on varying numbers of common shares.

     At September 30, 2002, WGL Holdings had 17,960 common shareholders of record. During fiscal years 2002 and 2001, WGL Holdings’ common stock was listed for trading on the New York Stock Exchange and was shown as “WGL Hold” or “WGL Hldgs” in newspapers. The table below shows quarterly price ranges and quarterly dividends paid for the fiscal years ended September 30, 2002 and 2001.

COMMON STOCK PRICE RANGE AND DIVIDENDS PAID

			Dividends Paid Per	Dividend Payment
	High	Low	Share	Date

Fiscal Year 2002
Fourth quarter	$26.22	$19.25	$0.3175	8/1/02
Third quarter	27.95	24.46	0.3175	5/1/02
Second quarter	29.48	25.71	0.3150	2/1/02
First quarter	29.75	26.00	0.3150	11/1/01
Fiscal Year 2001
Fourth quarter	$28.40	$25.30	$0.3150	8/1/01
Third quarter	29.40	26.00	0.3150	5/1/01
Second quarter	30.50	25.82	0.3100	2/1/01
First quarter	31.50	24.81	0.3100	11/1/00

     Glossary of Key Terms

ACI: American Combustion Industries, Inc. is a subsidiary of WGL Holdings, Inc. that provides HVAC-related products and services to commercial customers.

Bcf: A measurement standard of natural gas volumes of one billion cubic feet, or approximately 10 million therms.

Book Value Per Share: Common shareholders’ equity divided by the number of common shares outstanding.

Bundled Service: Service in which customers purchase both the natural gas commodity and the distribution or delivery of the commodity from the local regulated utility. When customers purchase bundled service from Washington Gas, no mark-up is applied to the cost of the natural gas commodity that is passed through to customers. The regulated utility has an opportunity to earn a fair rate of return on the delivery of the natural gas.

City Gate: A point or measuring station at which a gas distribution system receives gas from a pipeline or transmission system.

Degree Day (Heating): A measure of the variation in weather based on the extent to which the daily average temperature falls below 65 degrees Fahrenheit.

Delivery Service: The regulated distribution or delivery of natural gas to retail customers. Washington Gas provides delivery service to retail customers in Washington, D.C. and parts of Maryland and Virginia.

Dividend Yield on Book Value: Dividends declared per share divided by book value per share.

Firm Customers: Customers whose gas supply will not be disrupted to meet the needs of other customers. Typically, this class of customers comprises residential customers and the vast majority of commercial customers.

HVAC: Heating, ventilating and air conditioning products and services.

Interruptible Customers: Large commercial customers whose service can be temporarily interrupted in order for the regulated utility to meet the needs of firm customers. These customers pay a lower delivery rate than firm customers and they must be able to readily substitute an alternate fuel for natural gas. The effect on net income of any changes in delivered volumes or prices to the interruptible class is minimized by margin sharing arrangements in the regulated utility’s tariffs.

Market-to-Book Ratio: Market price of a share of common stock divided by its book value per share.

Merchant Function: The purchase of the natural gas commodity by the regulated utility on behalf of retail customers.

Payout Ratio: Dividends declared per share divided by basic earnings per share.

PSC of DC: The Public Service Commission of the District of Columbia is a three-member board that regulates the utility’s distribution operations in the District of Columbia.

PSC of MD: The Public Service Commission of Maryland is a five-member board that regulates the utility’s distribution operations in Maryland.

Regulated Utility Operations: See Utility Operations.

Retail Energy-Marketing: Unregulated sales of the natural gas and electricity commodities by a company subsidiary, Washington Gas Energy Services, Inc.

Return on Average Common Equity: Net income divided by average common shareholders’ equity.

SCC of VA: The State Corporation Commission of Virginia is a three-member board that regulates the utility’s distribution operations in Virginia.

Service Area: The region in which the regulated utility operates. The service area includes metropolitan Washington, D.C. and surrounding regions in Maryland and Virginia.

Tariffs: Documents issued by the regulatory commission in each jurisdiction that set the prices the regulated utility may charge and the practices it must follow when providing service to its customers.

Third-Party Marketer: Unregulated companies that sell natural gas and electricity directly to retail customers. Washington Gas Energy Services, Inc., a subsidiary company of Washington Gas Resources Corp., is a third-party marketer.

Therm: A natural gas unit of measurement that includes a standard measure for heating value. The regulated utility reports its natural gas sales and deliveries in therms. Ten million therms equal one bcf.

Unbundling: The separation of the delivery of natural gas or electricity from the sales of these commodities and related services that, in the past, were provided only by a regulated utility.

Utility Net Revenues: Utility revenues, less the associated cost of gas and applicable revenue taxes.

Utility Operations: The regulated business that delivers and sells natural gas to retail customers in Washington, D.C., Maryland and Virginia. Utility operations are regulated primarily by state regulatory commissions.

Washington Gas: Washington Gas Light Company is a subsidiary of WGL Holdings, Inc. that delivers and sells natural gas primarily to retail customers in accordance with tariffs set by state or District of Columbia regulatory commissions.

Washington Gas Resources Corp.: Washington Gas Resources Corp. is a subsidiary of WGL Holdings, Inc. that owns the majority of the non-utility subsidiaries.

WGEServices: Washington Gas Energy Services, Inc. is a subsidiary of Washington Gas Resources Corp. that markets natural gas and electricity to retail customers on an unregulated basis.

WGESystems: Washington Gas Energy Systems, Inc., is a subsidiary of Washington Gas Resources Corp. that offers HVAC-related products and services to commercial customers.

WGL Holdings: WGL Holdings, Inc. is a holding company that became the parent company of Washington Gas Light Company and its subsidiaries effective November 1, 2000.

Weather Insurance: An insurance policy that provides the regulated utility’s earnings with some protection from the effects of warmer-than-normal winter weather.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective May 15, 2002, the Boards of Directors of WGL Holdings, Inc. and its natural gas utility subsidiary, Washington Gas Light Company (collectively, the “Registrants”), dismissed the firm of Arthur Andersen LLP (“Arthur Andersen”) as their independent auditor. Effective May 16, 2002, the boards of the Registrants appointed the firm of Deloitte & Touche LLP to serve as their independent auditor. These actions were taken by the Boards of Directors following the recommendation of the Audit Review Committees of the boards of both Registrants.

     Deloitte & Touche LLP served as the independent auditor for the Registrants for the third and fourth quarters of the Company’s fiscal year which ended on September 30, 2002 and for the full fiscal year 2002 results.

     Arthur Andersen’s reports on the financial statements for the Registrants for the fiscal years ended September 30, 2000 and September 30, 2001 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     During the Registrants’ two most recent fiscal years ended September 30, 2001 and through May 16, 2002, prior to engaging Deloitte & Touche LLP, there were no disagreements between Arthur Andersen and the Registrants on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures which, if not resolved to the satisfaction of Arthur Andersen, would have caused them to make reference to the subject matter of the disagreement(s) in connection with its report. There were also no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934 (“Regulation S-K”) during the Registrants’ two most recent fiscal years and through May 16, 2002.

     The Registrants have provided Arthur Andersen with a copy of the foregoing disclosures. A copy of Arthur Andersen’s letter dated May 15, 2002, stating its agreement with these statements was filed as an exhibit to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2002.

     During each of the Registrants’ two most recent fiscal years ended September 30, 2001 and through May 16, 2002, prior to engaging Deloitte & Touche LLP, the Registrants did not consult Deloitte & Touche LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed; or with respect to the type of audit opinion that might be rendered on the Registrants’ consolidated financial statements; or with respect to any other matters or reportable events as set forth in items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     Information concerning Directors contained in WGL Holdings’ definitive Proxy Statement and Washington Gas Light Company’s definitive Information Statement for the March 5, 2003 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers is reflected in Part 1 hereof.

ITEM 11—EXECUTIVE COMPENSATION

     Information concerning Executive Compensation contained in WGL Holdings’ definitive Proxy Statement and Washington Gas Light Company’s definitive Information Statement for the March 5, 2003 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers as of September 30, 2002 is reflected in Part I hereof.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information captioned Security Ownership of Management in WGL Holdings’ definitive Proxy Statement and Washington Gas Light Company’s definitive Information Statement for the March 5, 2003 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Karen Hastie Williams, a Director of the Company and of Washington Gas Light Company, is a partner in the law firm Crowell & Moring. Crowell & Moring performed legal services for Washington Gas Light Company during fiscal year 2002.

PART IV

ITEM 14—CONTROLS AND PROCEDURES

     Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of WGL Holdings, Inc.’s and Washington Gas Light Company’s disclosure controls and procedures as of a date within 90 days of the filing of this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that WGL Holdings, Inc.’s and Washington Gas Light Company’s disclosure controls and procedures are effective. Since that evaluation was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statement Schedules
(a)1
 All of the financial statements and financial statement schedules filed as a part of the Annual Report on Form 10-K are included in Item 8.
(a)2
 Schedule II, on page 99, should be read in conjunction with the financial statements in this report. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY 2002 Form 10-K

Schedule/ Exhibit	Description	Pages in 10-K

II	Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2002, 2001 and 2000 – WGL Holdings, Inc.	99
	Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2002, 2001 and 2000 – Washington Gas Light Company	100

(a)3	Exhibits Exhibits Filed Herewith:

3.	Articles of Incorporation and Bylaws:
	Bylaws of Washington Gas Light Company as amended on September 25, 2002.	See Separate Volume

12	Statement re Computation of Ratios—
12.0	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.	See Separate Volume
12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends— WGL Holdings, Inc.	See Separate Volume
12.2	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company	See Separate Volume
12.3	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends— Washington Gas Light Company	See Separate Volume

21.	Subsidiaries of WGL Holdings, Inc.	107

23.	Consent of Experts and Counsel
23.0	Consent of Deloitte & Touche LLP	108
23.1	Consent of Arthur Andersen LLP	109

Exhibit	Description

(a)3	Exhibits (Continued)

Exhibits Incorporated by Reference:

2.	Plan of Merger between WGL Holdings, Inc. and Washington Gas Light Company, filed on Form S-4 dated February 2, 2000.

3.	Articles of Incorporations & Bylaws:

Washington Gas Light Company Charter, filed on Form S-3 dated July 21, 1995. WGL Holdings, Inc. Charter and Bylaws, filed on Form S-4 dated February 2, 2000.

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

Retirement Plan for Outside Directors, as amended on December 18, 1996 and filed on Form 10-K for the fiscal year ended September 30, 1997.*

Employment Agreement between Washington Gas Light Company and Ms. Elizabeth M. Arnold, as defined in Item 402 (a)(3) of Regulation S-K, filed as a exhibit to Form 10-K in the fiscal year ended September 30, 2001.

Employment Agreement between Washington Gas Light Company and Mr. Terry D. McCallister, as defined in Item 402 (a)(3) of Regulation S-K, filed as a exhibit to Form 10-K in the fiscal year ended September 30, 2001.

WGL Holdings, Inc. and Washington Gas Light Company Deferred Compensation Plan for Outside Directors, adopted December 18, 1985, and amended as of November 1, 2000, filed as a exhibit to Form 10-K in the fiscal year ended September 30, 2001.*

WGL Holdings, Inc. Directors’ Stock Compensation Plan, adopted on October 25, 1995, and amended as of November 1, 2000, filed as a exhibit to Form 10-K in the fiscal year ended September 30, 2001.*

WGL Holdings, Inc. 1999 Incentive Compensation Plan, approved March 3, 2000, and amended as of November 1, 2000, filed as a exhibit to Form 10-K in the fiscal year ended September 30, 2001.*

Employment Agreement between Washington Gas Light Company and Mr. Frederic M. Kline, as defined in Item 402 (a)(3) of Regulation S-K, filed as a exhibit to Form 10-K in the fiscal year ended September 30, 2001.

Exhibit	Description

10.	Material Contracts (Continued):

Employment Agreement between Washington Gas Light Company and Mr. James B. White, as defined in Item 402 (a)(3) of Regulation S-K, filed as a exhibit to Form 10-K in the fiscal year ended September 30, 2001.

Employment Agreement between Washington Gas Light Company and Mr. James H. DeGraffenreidt, Jr., as defined in Item 402 (a)(3) of Regulation S-K, filed as a exhibit to Form 10-K in the fiscal year ended September 30, 2001.

Washington Gas Light Company Supplemental Executive Retirement Plan amended November 1, 2000, filed as a exhibit to Form 10-K in the fiscal year ended September 30, 2001.*

WGL Holdings, Inc. Long-Term Incentive Compensation Plan, adopted June 28, 1989, amended as of November 1,2000, filed as a exhibit to Form 10-K in the fiscal year ended September 30, 2001.*

*Compensatory plan arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

(b)	Reports on Forms 8-K: The following reports were jointly filed, unless otherwise specified, on Forms 8-K from August 14, 2002, through the date of this filing.

Date Filed	Description of Event Occurred

September 9, 2002	On September 5, 2002, Moody’s Investors Service (Moody’s) downgraded Washington Gas’ senior unsecured debt from Aa2 to Aa3. Moody’s also downgraded Washington Gas’ Preferred stock from A1 to A2. Moody’s confirmed the ratings of both Washington Gas and WGL Holdings, Inc. commercial paper, each currently rated Prime-1. Moody’s also stated that the senior securities of Washington Gas remain on review for possible downgrade.

September 23, 2002	On September 19, 2002, in connection with a recapitalization of Primary, the commercial bank that made the loan to the subsidiary of Primary released WGL Holdings, Inc. and its affiliates from any potential obligation it may have had to the commercial bank. No payment was required from WGL Holdings, Inc. for this release.

Date Filed	Description of Event Occurred

September 30, 2002	On September 27, 2002, the Maryland Public Service Commission (PSC of MD) issued an Order approving the revised settlement agreement that had been filed with the PSC of MD on August 6, 2002. The approved settlement agreement among Washington Gas Light Company and other interested parties provides for an increase of $9.25 million in annual non-gas operating revenues. The increase will become effective for meter readings of the Maryland customers on and after September 30, 2002.

November 20, 2002	District of Columbia Regulatory Matters
On October 29, 2002, the PSC of DC issued an order for Washington Gas to decrease rates. The order directs a decrease in overall annual revenues in the District of Columbia of approximately $7.5 million. On November 6, 2002, Washington Gas filed with the PSC of DC an Application for Reconsideration of the order issued by the PSC of DC on October 29, 2002. Washington Gas claims that the PSC of DC made calculation errors that overstated the amount of the revenue reduction by $1.4 million. Washington Gas also claims that the PSC of DC failed to take into consideration legitimate costs and operating expenses incurred by Washington Gas and included in the evidentiary record of the case.
Virginia Regulatory Matters
As previously reported, on June 14, 2002, Washington Gas filed with the State Corporation Commission of Virginia (SCC of VA) an application to increase annual revenues in Virginia. The Shenandoah Gas Division of Washington Gas is included in the filing. The request seeks to increase overall annual revenues by approximately $23.8 million. Washington Gas is requesting an overall rate of return of 9.42 percent and a return on common equity of 12.25 percent versus its current return on common equity of 11.50 percent for Washington Gas and 10.70 percent for Shenandoah Gas.
Under the regulations of the SCC of VA, Washington Gas placed the entire amount requested revenue increase into effect on November 12, 2002, subject to refund based upon the SCC of VA’s final decision in the proceeding.
On November 15, 2002, the Staff of the SCC of VA (Staff) filed testimony in this proceeding in response to Washington Gas’ presentation. The Staff recommended that Washington Gas’ revenues are sufficient and do not need to be revised, but recommended that operating revenues for the Shenandoah Gas Division be decreased by $1.4 million. The Staff’s estimate of the cost of equity for Washington Gas, including the Shenandoah Division, is a range between 9.50 percent and 10.50 percent.

December 13, 2002	On December 13, 2002, Moody’s Investors Service (Moody’s) reduced the rating on the senior unsecured debt of Washington Gas Light Company from Aa3 to A2. The rating of Washington Gas Light Company preferred stock was reduced from A2 to Baa1. The Washington Gas Light Company commercial paper rating was confirmed at P-1. Moody’s lowered the commercial paper rating of WGL Holdings, Inc. from P-1 to P-2. Moody’s indicated the ratings outlook is stable.

WGL Holdings, Inc. and Subsidiaries
Schedule II – Valuation and Qualifying Accounts and Reserves
Years Ended September 30, 2002, 2001 and 2000

	Balance at	Additions Charged to					Balance at
	Beginning of	Costs and	Other				End of
(in thousands)	Period	Expenses	Accounts			Deductions (C)	Period

2002

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$16,632	$12,528	$4,666	(A	)	$20,086	$13,740
Provision for impairment of investments and other deferred charges	1,946	—	—			—	1,946
Reserves:
Injuries and Damages	6,939	327	322	(B	)	639	6,949
Other	450	—	—			—	450

2001

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$7,186	$18,701	$804	(A	)	$10,059	$16,632
Provision for impairment of investments and other deferred charges	1,946	—	—			—	1,946
Reserves:
Injuries and Damages	7,275	134	262	(B	)	732	6,939
Other	450	—	—			—	450

2000

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$6,626	$8,268	$1,935	(A	)	$9,643	$7,186
Provision for impairment of investments and other deferred charges	4,147	—	—			2,201	1,946
Reserves:
Injuries and Damages	8,559	281	271	(B	)	1,836	7,275
Other	450	—	—			—	450

Notes:
(A)Recoveries on receivables previously written off as uncollectible and unclaimed customer deposits, overpayments, etc., not refundable.
(B)Portion of injuries and damages charged to construction and reclassification from other accounts.
(C)Includes deductions for purposes for which reserves were provided or revisions made of estimated exposure.

Washington Gas Light Company
Schedule II – Valuation and Qualifying Accounts and Reserves
Years Ended September 30, 2002, 2001 and 2000

	Balance at	Additions Charged to					Balance at
	Beginning of	Costs and	Other				End of
(in thousands)	Period	Expenses	Accounts			Deductions (C)	Period

2002

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$14,372	$11,847	$2,939	(A	)	$19,763	$9,395
Provision for impairment of investments and other deferred charges	—	—	—			—	—
Reserves:
Injuries and Damages	6,939	277	322	(B	)	639	6,899
Other	450	—	—			—	450

2001

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$7,186	$17,532	$803	(A	)	$11,149	$14,372
Provision for impairment of investments and other deferred charges	1,946	—	—			1,946	—
Reserves:
Injuries and Damages	7,275	134	262	(B	)	732	6,939
Other	450	—	—			—	450

2000

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$6,626	$8,268	$1,935	(A	)	$9,643	$7,186
Provision for impairment of investments and other deferred charges	4,147	—	—			2,201	1,946
Reserves:
Injuries and Damages	8,559	281	271	(B	)	1,836	7,275
Other	450	—	—			—	450

Notes:
(A)Recoveries on receivables previously written off as uncollectible and unclaimed customer deposits, overpayments, etc., not refundable.
(B)Portion of injuries and damages charged to construction and reclassification from other accounts.
(C)Includes deductions for purposes for which reserves were provided or revisions made of estimated exposure and transfers at formation of the Holding Company.

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

Date: December 20, 2002
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James H. DeGraffenreidt, Jr. (James H. DeGraffenreidt, Jr.)	Chairman of the Board and Chief Executive Officer	12/20/02

/s/ Terry D. McCallister (Terry D. McCallister)	President and Chief Operating Officer	12/20/02

/s/ Frederic M. Kline (Frederic M. Kline)	Vice President and Chief Financial Officer (Principal Financial Officer)	12/20/02

/s/ Mark P. O’Flynn (Mark P. O’Flynn)	Controller (Principal Accounting Officer)	12/20/02

/s/ Michael D. Barnes (Michael D. Barnes)	Director	12/20/02

/s/ Daniel J. Callahan, Ill (Daniel J. Callahan, III)	Director	12/20/02

/s/ George P. Clancy, Jr. (George P. Clancy, Jr.)	Director	12/20/02

/s/ Melvyn J. Estrin (Melvyn J. Estrin)	Director	12/20/02

/s/ Debra L. Lee (Debra L. Lee)	Director	12/20/02

/s/ Philip A. Odeen (Philip A. Odeen)	Director	12/20/02

/s/ Karen Hastie Williams (Karen Hastie Williams)	Director	12/20/02

CERTIFICATION OF WGL HOLDINGS, INC.

I, James H. DeGraffenreidt, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of WGL Holdings, Inc. and Washington Gas Light Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

/s/ James H. DeGraffenreidt, Jr. James H. DeGraffenreidt, Jr. Chairman and Chief Executive Officer

CERTIFICATION OF WGL HOLDINGS, INC.

I, Frederic M. Kline, certify that:

1.	I have reviewed this annual report on Form 10-K of WGL Holdings, Inc. and Washington Gas Light Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

/s/ Frederic M. Kline Frederic M. Kline Vice President and Chief Financial Officer

CERTIFICATION OF WASHINGTON GAS LIGHT COMPANY

I, James H. DeGraffenreidt, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of WGL Holdings, Inc. and Washington Gas Light Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

/s/ James H. DeGraffenreidt, Jr. James H. DeGraffenreidt, Jr. Chairman and Chief Executive Officer

CERTIFICATION OF WASHINGTON GAS LIGHT COMPANY

I, Frederic M. Kline, certify that:

1.	I have reviewed this annual report on Form 10-K of WGL Holdings, Inc. and Washington Gas Light Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this annual report;

4.	The registrants’ other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

/s/ Frederic M. Kline Frederic M. Kline Vice President and Chief Financial Officer

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY 2002 Form 10-K Exhibit Index

Exhibit	Description

3.	Articles of Incorporation and Bylaws:

Bylaws of the Washington Gas Light Company as amended on September 25, 2002

12.	Statement re Computation of Ratios—

12.0	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock
Dividends— WGL Holdings, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company

12.3	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock
Dividends— Washington Gas Light Company

21.	Subsidiaries of WGL Holdings, Inc.

23.	Consents of Experts and Counsel

23.0	Consent of Deloitte & Touche LLP

23.1	Consent of Arthur Andersen LLP

99.0	Section 906 Certification from James H. DeGraffenreidt, Jr. and Frederic M. Kline