Form 10-Q
period 2002-12-31
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2003-02-14
CIK 104819, 1103601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002

OR

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	Exact name of registrant as		I.R.S.
Commission	specified in its charter and principal	State of	Employer
File Number	office address and telephone number	Incorporation	I.D. Number

1-16163	WGL Holdings, Inc.	Virginia	52-2210912
1100 H Street, N.W.
Washington, D.C. 20080
(703) 750-2000

0-49807	Washington Gas Light Company	District of Columbia	53-0162882
	1100 H Street, N.W	and Virginia
Washington, D.C. 20080
(703) 750-4440

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to filing requirements for the past 90 days, Yes    X   No ___

Indicate by check mark whether each registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

WGL Holdings common stock, no par value, outstanding as of January 31, 2003: 48,582,611 shares.

All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of January 31, 2003.

Form 10-Q
For the First Fiscal Quarter Ended December 31, 2002

TABLE OF CONTENTS
PART I. Financial Information

Item 1.	Financial Statements:
	WGL Holdings, Inc.:
	Consolidated Balance Sheets	3
	Consolidated Statements of Income	4
	Consolidated Statements of Cash Flows	5

	Washington Gas Light Company:
	Balance Sheets	6
	Statements of Income	7
	Statements of Cash Flows	8

	Notes to Consolidated Financial Statements	9
	(WGL Holdings, Inc. and Washington Gas Light Company-Combined)

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	17
	WGL Holdings, Inc.	20
	Washington Gas Light Company	26

Item 3.	Quantitative and Qualitative Disclosures About
	Market Risk	33

Item 4.	Controls and Procedures	33

PART II. Other Information

Item 6.	Exhibits and Reports on Form 8-K	33

Signature		35

Certifications		36

FILING FORMAT

     This Quarterly Report on Form 10-Q is a combined report being filed by two separate registrants: WGL Holdings, Inc. (WGL Holdings or the Company) and Washington Gas Light Company (Washington Gas or the regulated utility). Except where the content clearly indicates otherwise, any reference in the report to “WGL Holdings” or “the Company” is to the consolidated entity WGL Holdings and all of its subsidiaries, including Washington Gas, a distinct registrant that is a wholly owned subsidiary of WGL Holdings.

     Part I — Financial Information of this Quarterly Report on Form 10-Q includes separate financial statements (i.e., balance sheets, statements of income and statements of cash flows) for consolidated WGL Holdings and Washington Gas.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

     WGL Holdings, Inc.

     Washington Gas Light Company

WGL Holdings, Inc.
Consolidated Balance Sheets (Unaudited)

(Thousands)	December 31,	September 30,
	2002	2002

ASSETS
Property, Plant and Equipment
At original cost	$2,487,921	$2,481,810
Accumulated depreciation and amortization	(873,459)	(874,967)

Net Property, Plant and Equipment	1,614,462	1,606,843

Current Assets
Cash and cash equivalents	5,533	2,529
Accounts receivable	281,227	175,344
Gas costs due from customers	6,056	6,983
Allowance for doubtful accounts	(14,090)	(13,740)
Accrued utility revenues	84,777	11,557
Materials and supplies — principally at average cost	13,037	13,088
Storage gas at cost (first-in, first-out)	91,665	99,087
Deferred income taxes	30,132	29,973
Other prepayments — principally taxes	10,984	13,422
Exchange gas imbalance—non-utility operations	545	329
Other	2,944	2,259

Total Current Assets	512,810	340,831

Deferred Charges and Other Assets
Regulatory assets	104,756	69,893
Prepaid qualified pension benefits	60,528	58,453
Other	20,968	37,644

Total Deferred Charges and Other Assets	186,252	165,990

Total Assets	$2,313,524	$2,113,664

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$802,008	$766,403
Washington Gas Light Company Preferred stock	28,173	28,173
Long-term debt (Note 2)	623,158	667,951

Total Capitalization	1,453,339	1,462,527

Current Liabilities
Current maturities of long-term debt	58,230	42,396
Notes payable	143,874	90,865
Accounts payable	194,623	138,472
Wages payable	14,339	14,348
Accrued interest	14,168	3,308
Dividends declared	15,742	15,743
Customer deposits and advance payments	10,493	15,482
Gas costs due to customers	46,826	6,190
Accrued taxes	28,409	9,957
Other	2,766	750

Total Current Liabilities	529,470	337,511

Deferred Credits
Unamortized investment tax credits	16,515	16,739
Deferred income taxes	229,304	212,631
Accrued pensions and benefits	37,954	37,970
Other	46,942	46,286

Total Deferred Credits	330,715	313,626

Commitments and Contingencies (Note 9)	—	—
Total Capitalization and Liabilities	$2,313,524	$2,113,664

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL Holdings, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	December 31,

(Thousands, Except Per Share Data)	2002	2001

UTILITY OPERATIONS
Operating Revenues	$374,993	$266,656
Less: Cost of gas	192,536	126,533
Revenue taxes	9,786	7,865

Utility Net Revenues	172,671	132,258

Other Operating Expenses
Operation	45,786	37,341
Maintenance	9,347	9,638
Depreciation and amortization	19,615	17,652
General taxes	9,608	7,303
Income taxes	27,900	19,356

Utility Other Operating Expenses	112,256	91,290

Utility Operating Income	60,415	40,968

NON-UTILITY OPERATIONS
Operating Revenues
Retail energy-marketing	173,941	129,112
Heating, ventilating and air conditioning	10,590	20,756
Other non-utility	498	572

Non-Utility Operating Revenues	185,029	150,440

Equity Loss in 50%-Owned Residential HVAC Investment	—	(707)

Other Operating Expenses
Operating expenses	179,115	147,397
Income taxes	3,192	1,037

Non-Utility Operating Expenses	182,307	148,434

Non-Utility Operating Income	2,722	1,299

TOTAL OPERATING INCOME	63,137	42,267
Other Income (Expenses)—Net	714	210

INCOME BEFORE INTEREST EXPENSE	63,851	42,477

INTEREST EXPENSE
Interest on long-term debt	10,952	10,753
Other	947	1,157

Total Interest Expense	11,899	11,910
DIVIDENDS ON WASHINGTON GAS PREFERRED STOCK	330	330

NET INCOME (APPLICABLE TO COMMON STOCK)	$51,622	$30,237

AVERAGE COMMON SHARES OUTSTANDING	48,575	48,557

EARNINGS PER AVERAGE COMMON SHARE-BASIC AND DILUTED (Note 4)	$1.06	$0.62

DIVIDENDS DECLARED PER COMMON SHARE	$0.3175	$0.315

     The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	December 31,

(Thousands)	2002	2001

OPERATING ACTIVITIES
Net income (applicable to common stock)	$51,622	$30,237
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization (a)	20,978	18,816
Deferred income taxes net	17,126	2,894
Amortization of investment tax credits	(224)	(228)
Accrued/deferred pension cost	(1,131)	(3,493)
Allowance for funds used during construction	144	112
Equity loss in 50%-owned residential HVAC investment (Note 5)	—	707
Other non-cash charges (credits) net, including gains and losses on investing activities	(498)	236
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and accrued utility revenues	(178,753)	(130,471)
Gas costs due from/to customers—net	41,563	6,289
Storage gas	7,422	39,902
Materials and supplies	51	(200)
Other prepayments principally taxes	2,438	2,450
Accounts payable	56,151	1,036
Wages payable	(9)	(2,251)
Customer deposits and advance payments	(4,989)	12,715
Accrued taxes	18,452	7,683
Accrued interest	10,860	10,507
Deferred purchased gas costs net	(39,853)	(3,940)
Exchange gas imbalance-non-utility operations	(216)	421
Other net	8,069	3,626

Net Cash Provided by (Used in) Operating Activities	9,203	(2,952)

FINANCING ACTIVITIES
Long-term debt issued	—	35,633
Long-term debt retired	(28,974)	(12,335)
Debt issuance costs	(72)	(126)
Notes payable	53,009	36,845
Dividends on common stock	(15,424)	(15,291)
Other financing activities	(630)	59

Net Cash Provided by Financing Activities	7,909	44,785

INVESTING ACTIVITIES
Capital expenditures	(28,270)	(28,645)
50%-owned residential HVAC investment (Note 5)	—	(450)
Other investing activities	14,162	(11,482)

Net Cash Used in Investing Activities	(14,108)	(40,577)

INCREASE IN CASH AND CASH EQUIVALENTS (b)	3,004	1,256
Cash and Cash Equivalents at Beginning of Year (b)	2,529	12,104

Cash and Cash Equivalents at End of Period (b)	$5,533	$13,360

(a) Includes amounts charged to other accounts
(b) Cash equivalents are highly liquid investments with a maturity of three months or less when purchased
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$93	$3,294
Interest paid	$545	$1,128

     The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Washington Gas Light Company
Balance Sheets (Unaudited)

	December 31,	September 30,
(Thousands)	2002	2002

ASSETS
Property, Plant and Equipment
At original cost	$2,463,772	$2,457,673
Accumulated depreciation and amortization	(857,556)	(859,505)

Net Property, Plant and Equipment	1,606,216	1,598,168

Current Assets
Cash and cash equivalents	5,171	2,637
Accounts receivable (Note 8)	146,676	63,055
Gas costs due from customers	6,056	6,983
Allowance for doubtful accounts	(9,982)	(9,395)
Accrued utility revenues	84,777	11,557
Materials and supplies—principally at average cost	12,807	12,858
Storage gas—at cost (first-in, first-out)	70,648	69,207
Deferred income taxes	25,815	25,387
Other prepayments—principally taxes	5,518	8,316
Receivables from associated companies (Note 8)	2,568	4,341

Total Current Assets	350,054	194,946

Deferred Charges and Other Assets
Regulatory assets	104,756	69,893
Prepaid qualified pension benefits	60,227	58,162
Other	16,762	30,968

Total Deferred Charges and Other Assets	181,745	159,023

Total Assets	$2,138,015	$1,952,137

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$761,605	$730,320
Preferred stock	28,173	28,173
Long-term debt (Note 2)	623,087	667,852

Total Capitalization	1,412,865	1,426,345

Current Liabilities
Current maturities of long-term debt	58,093	42,238
Notes payable (Note 8)	78,115	25,705
Accounts payable	130,213	81,868
Wages payable	14,196	14,282
Accrued interest	14,168	3,308
Dividends declared	15,766	15,764
Customer deposits and advance payments	10,493	15,482
Gas costs due to customers	46,826	6,190
Accrued taxes	24,006	7,220
Payables to associated companies (Note 8)	692	692
Other	2,430	29

Total Current Liabilities	394,998	212,778

Deferred Credits
Unamortized investment tax credits	16,488	16,711
Deferred income taxes	230,664	214,200
Accrued pensions and benefits	37,833	37,848
Other	45,167	44,255

Total Deferred Credits	330,152	313,014

Commitments and Contingencies (Note 9)
Total Capitalization and Liabilities	$2,138,015	$1,952,137

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Washington Gas Light Company
Statements of Income (Unaudited)

	Three Months Ended
	December 31,

(Thousands)	2002	2001

UTILITY OPERATIONS
Operating Revenues (Note 8)	$378,705	$270,639
Less: Cost of gas (Note 8)	196,248	130,516
Revenue taxes	9,786	7,865

Utility Net Revenues	172,671	132,258

Other Operating Expenses
Operation (Note 8)	46,179	37,846
Maintenance	9,272	9,597
Depreciation and amortization	19,446	17,486
General taxes	9,544	7,227
Income taxes	27,868	19,253

Utility Other Operating Expenses	112,309	91,409

Utility Operating Income	60,362	40,849

NON-UTILITY OPERATIONS
Non- Utility Operating Revenues
Other non-utility	431	472

Non-Utility Operating Revenues	431	472

Other Operating Expenses (Income)
Operating expenses	9	388
Income taxes	291	(20)

Non-Utility Operating Expenses	300	368

Non-Utility Operating Income	131	104

TOTAL OPERATING INCOME	60,493	40,953
Other Income (Expenses)—Net	(857)	799

INCOME BEFORE INTEREST EXPENSE	59,636	41,752

INTEREST EXPENSE
Interest on long-term debt	10,952	10,753
Other	1,053	1,416

Total Interest Expense	12,005	12,169

NET INCOME (BEFORE PREFERRED STOCK DIVIDENDS)	47,631	29,583
DIVIDENDS ON PREFERRED STOCK	330	330

NET INCOME APPLICABLE TO COMMON STOCK	$47,301	$29,253

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows (Unaudited)

	Three Months Ended
	December 31,

(Thousands)	2002	2001

OPERATING ACTIVITIES
Net income (before Preferred Stock Dividends)	$47,631	$29,583
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization (a)	20,702	18,361
Deferred income taxes net	16,649	3,751
Amortization of investment tax credits	(223)	(226)
Accrued/deferred pension cost	(1,120)	(3,469)
Allowance for funds used during construction	144	112
Other non-cash charges and (credits) net, including gains and losses on investing activities	(988)	236
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and accrued utility revenues and receivables from associated companies	(154,481)	(88,239)
Gas costs due from/to customers net	41,563	6,289
Storage gas	(1,441)	34,591
Materials and supplies	51	(200)
Other prepayments principally taxes	2,798	2,857
Accounts payable	48,643	(28,845)
Wages payable	(86)	(2,473)
Customer deposits and advance payments	(4,989)	12,715
Accrued taxes	16,786	9,490
Pipeline refunds due to customers	2,400	(110)
Accrued Interest	10,860	10,507
Deferred purchased gas costs net	(39,853)	(3,940)
Other—net	3,551	1,945

Net Cash Provided by Operating Activities	8,597	2,935

FINANCING ACTIVITIES
Long-term debt issued	—	35,560
Long-term debt retired	(28,926)	(12,240)
Debt issuance costs	(72)	(121)
Notes payable	52,410	40,968
Dividends on common and preferred stock	(15,752)	(15,625)
Other financing activities	158	6

Net Cash Provided by Financing Activities	7,818	48,548

INVESTING ACTIVITIES
Capital expenditures	(28,043)	(28,871)
Other investing activities	14,162	(11,482)

Net Cash Used in Investing Activities	(13,881)	(40,353)

INCREASE IN CASH AND CASH EQUIVALENTS (b)	2,534	11,130
Cash and Cash Equivalents at Beginning of Year (b)	2,637	7,537

Cash and Cash Equivalents at End of Period (b)	$5,171	$18,667

(a) Includes amounts charged to other accounts
(b) Cash equivalents are highly liquid investments with a maturity of three months or less when purchased
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$4	$270
Interest paid	$357	$930

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WGL Holdings, Inc. and
Washington Gas Light Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  NOTE 1—ACCOUNTING POLICIES

     General

     WGL Holdings, Inc. (WGL Holdings or the Company) has four wholly owned subsidiaries that include Washington Gas Light Company (Washington Gas or the regulated utility), Crab Run Gas Company, Hampshire Gas Company and Washington Gas Resources Corporation (Washington Gas Resources). Washington Gas Resources owns the majority of the Company’s non-regulated subsidiaries that include American Combustion Industries, Inc., Washington Gas Energy Services, Inc. (WGEServices), WG Maritime Plaza 1, Inc. and Washington Gas Energy Systems, Inc. Until October 15, 2002, WGL Holdings had a 50-percent equity investment in Primary Investors, LLC (Primary Investors). Please refer to WGL Holdings fiscal year 2002 Annual Report on Form 10-K for additional information on the corporate structure.

     This Quarterly Report on Form 10-Q is a combined report of WGL Holdings and Washington Gas.

     These notes are an integral part of the accompanying consolidated financial statements of WGL Holdings and its subsidiaries, including Washington Gas. Except where otherwise noted, these Notes to Consolidated Financial Statements apply equally to WGL Holdings and Washington Gas. Due to the seasonal nature of Washington Gas’ business, the results of operations shown do not necessarily represent the expected results of either WGL Holdings or Washington Gas for the entire fiscal year ending September 30, 2003.

     The following accounting policies are the significant policies used by the Company and its subsidiaries in the preparation of their financial statements. The policies shown herein do not reflect all of the Company’s accounting policies that would normally be disclosed in connection with the preparation of the Company’s annual financial statements. Reference is made to the Company’s most recent Annual Report on Form 10-K for a complete listing and description of all significant accounting policies.

     Basis of Presentation and Use of Estimates in Preparation of Financial Statements

     The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Therefore, certain information and footnote disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) in the United States are omitted in this interim report pursuant to the SEC rules and regulations. The interim consolidated financial statements and notes thereto should be read in conjunction with the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2002.

     The accompanying unaudited consolidated financial statements for WGL Holdings and Washington Gas reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with GAAP.

     Consolidation of Financial Statements

     The consolidated financial statements include the accounts of the Company and its subsidiaries during the periods reported. Intercompany transactions have been eliminated. WGL

Holdings accounted for its former 50-percent investment in a limited liability corporation using the equity method. Certain amounts in financial statements of prior years have been reclassified to conform to the presentation of the current fiscal year.

     Use of Estimates in the Preparation of Financial Statements

     In accordance with United States GAAP, the Company’s management makes certain estimates and assumptions regarding 1) reported amounts of assets and liabilities, 2) disclosure of contingent assets and liabilities at the date of the financial statements; and 3) reported amounts of revenues, revenues subject to refund, and expenses during the reporting period. Actual results could differ from those estimates.

     Utility Revenue and Cost of Gas Recognition

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

     Regulated Operations

     The Company accounts for its regulated operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, as amended and supplemented. SFAS No. 71 sets specific GAAP for companies where independent third-party regulators determine their rates. When setting rates, regulators often make decisions, the economics of which require companies to record costs as expenses, (or defer costs or revenues), in different periods than may be appropriate for unregulated enterprises. When this situation occurs, the regulated utility defers the associated costs as assets (regulatory assets) on the balance sheet and records them as expenses on the income statement as it collects revenues through customers’ rates. Further, regulators can also impose liabilities upon a company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities).

     Income Taxes

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

     Derivative Activities

     The Company applies the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133, as amended, requires derivative instruments, including certain derivative instruments embedded in other contracts, to be recorded at fair value as either an asset or a liability. Changes in the derivative’s fair value are recorded in earnings, unless the derivative meets specific hedge accounting criteria. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. SFAS No. 133 requires that the Company formally document, designate and assess the effectiveness of derivatives that are accounted for as hedging instruments.

     New Accounting Standards Adopted During the Quarter ended December 31, 2002

     Effective October 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires goodwill no longer be amortized over an estimated useful life, but rather be tested annually for impairment and written down to the extent the test indicates the existence of an impairment. Upon implementation of this Statement, the transition impairment test for goodwill was performed as of October 1, 2002, and no impairment loss was recorded. The adoption of SFAS No. 142 did not have any material effect on the Company’s financial statements during the quarter ended December 31, 2002. The amount of the amortization expense for the three months ended December 31, 2001 is not material. Prospective elimination of goodwill amortization will not have a significant impact on the financial statements.

     Effective October 1, 2002, the Company also adopted SFAS No. 143, Accounting for Asset Retirement Obligations (ARO). The standard requires that the Company identify legal obligations associated with the retirement of tangible long-lived assets. Liabilities must be recognized and measured at fair value when it is determined that there is a legal obligation associated with the retirement of tangible long-lived assets. The cost associated with the recognition of the liability for asset retirement obligations is capitalized as part of the related asset’s book cost and is depreciated over the expected life of the asset. If a legal obligation does not exist, or if it can not be measured due to uncertainty about the estimated amounts, then the accounting for the asset retirement cost is not affected. The adoption of SFAS No. 143 did not have a material effect on the Company’s financial statements during the quarter ended December 31, 2002, since the Company did not have a legal obligation to retire its tangible long-lived assets or, for certain immaterial assets, the Company could not estimate the ARO. The regulated utility currently accrues costs of removal on many regulated, long-lived assets through depreciation expense, with a corresponding credit to accumulated depreciation, as allowed by the regulatory commissions that have jurisdiction over its retail rates. However, because these removal costs meet the requirements of SFAS 71, these accumulated costs are not classified as liabilities. The regulated utility is in the process of determining the amount of the accumulated removal costs included in the accumulated depreciation reserve and will disclose them in the future.

     Other New Accounting Standards

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The provisions of this Statement are effective for fiscal years ending after December 15, 2002. Management has reviewed the effects of adopting this standard and does not believe that it will have a material effect, if any, on the Company’s financial statements.

  NOTE 2—LONG-TERM DEBT

     Unsecured Medium-Term Notes

     The regulated utility issues unsecured Medium-Term Notes (MTNs) with individual terms regarding interest rates, maturities and call or put options that are an integral part of the basic debt instrument. These notes can have maturity dates of one or more years from date of issuance. During the three months ended December 31, 2002 the regulated utility did not issue any unsecured MTNs.

  Note 3—COMPREHENSIVE INCOME

     The table below reflects comprehensive income. The amount of accumulated other comprehensive income is included in Common Shareholder’s Equity.

	Three Months Ended
	December 31,2002

(In thousands)	WGL Holdings	Washington Gas

Net Income	$51,622	$47,301
Other comprehensive income, net of tax:
Minimum pension liability adjustment	(788)	(788)

Comprehensive Income	$50,834	$46,513

  NOTE 4—EARNINGS PER SHARE

     Basic earnings per average common share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period. The following tables show the computation of basic and diluted EPS of WGL Holdings for the three months ended December 31, 2002 and 2001.

Basic and Diluted Earnings Per Average Common Share

	Net		Per Share
(Thousands, Except Per Share Data)	Income	Shares	Amount

For the Three Months Ended Dec. 31, 2002
Basic EPS:
Net Income	$51,622	48,575	$1.06
Stock-Based Compensation Plans		139

Diluted EPS:
Net Income	$51,622	48,714	$1.06

For the Three Months Ended Dec. 31, 2001
Basic EPS:
Net Income	$30,237	48,557	$0.62
Stock-Based Compensation Plans		82

Diluted EPS:
Net Income	$30,237	48,639	$0.62

  NOTE 5—LIMITED LIABILITY COMPANY

     In August 1999, Washington Gas and Thayer Capital Partners (Thayer) formed Primary Investors. Effective November 1, 2000, in connection with a corporate restructuring, Washington Gas transferred its ownership interest in Primary Investors to WGL Holdings, Inc. WGL Holdings, Inc. and Thayer each owned fifty percent of Primary Investors.

     On September 20, 2002, WGL Holdings and Thayer entered into an agreement to restructure Primary Investors such that WGL Holdings has no liability or financial commitment to Thayer, Primary Investors or any subsidiary of Primary Investors. On October 15, 2002, WGL Holdings and Primary Investors executed a final closing and transferred all of its interest in Primary Investors to Thayer. As of September 30, 2002 and December 31, 2002, the Company had no net investment in this equity venture. This investment had no effect on net income in the quarter ended December 31, 2002.

  NOTE 6—DERIVATIVE ACTIVITY

     The Company enters into forward contracts for the purchase of natural gas that qualify as derivatives under SFAS No. 133. The Company has elected to exempt such contracts as normal purchases and sales, as defined by SFAS No. 133. Certain contracts meet the definition of a derivative and are recorded on the balance sheet at fair value, as a liability. Because such contracts relate to the acquisition of natural gas under a hedging program providing for recovery of the actual cost, which has been approved by the regulatory bodies in the District of Columbia, Maryland and Virginia, offsetting mark-to-market amounts are recorded as a regulatory asset. The fair value of these contracts at September 30, 2002 was $1.3 million and at December 31, 2002 was $1.4 million.

     The Company’s non-regulated retail energy-marketing subsidiary, WGEServices, held certain contracts for the sale and purchase of natural gas in the quarter ended December 31, 2001, as well as call and put options for the sale and purchase of natural gas in the quarters ended December 31, 2001 and 2002, which qualify as derivative instruments under SFAS No. 133. The call options fix the price of gas WGEServices would incur if colder than normal weather required WGEServices to purchase additional supplies over the amounts expected to be sold based on normal weather. Conversely, the put options fix the price at which WGEServices could sell excess supply if weather was warmer than anticipated. The derivative instruments are recorded at their fair value in the Company’s balance sheet in Current Assets “Other”. Incremental changes in the fair market value of these various derivative instruments are reflected in the earnings of the retail energy-marketing segment for the quarter ended December 31, 2002 and 2001.

  NOTE 7—OPERATING SEGMENT REPORTING

     WGL Holdings reports three operating segments: 1) regulated utility; 2) retail energy-marketing; and 3) heating ventilating and air conditioning (HVAC) activities.

     With approximately 93 percent of WGL Holdings’ assets, the regulated utility segment is its core business. Represented almost entirely by Washington Gas, the regulated utility segment provides regulated gas distribution services (including the purchase and delivery of natural gas, meter reading, responding to customer inquiries and bill preparation) to customers in metropolitan Washington, D.C. and parts of Maryland and Virginia. In addition, the regulated utility segment also includes the operation of an underground natural gas storage facility regulated by the Federal Energy Regulatory Commission.

     Through WGEServices, the retail energy-marketing segment sells natural gas and electricity directly to customers, both inside and outside Washington Gas’ traditional service territory, in competition with unregulated gas and electricity marketers. Through two wholly owned subsidiaries, Washington Gas Energy Systems, Inc. (WGESystems) and American Combustion Industries, Inc. (ACI), the HVAC segment designs, renovates and services mechanical heating, ventilating and air conditioning systems for commercial and governmental customers. In the quarter ended December 31, 2001 the HVAC segment also included the results of the company’s 50-percent equity investment in Primary investors, an entity that provided HVAC services to residential customers. (Please see Note 5 of the Notes to Consolidated Financial Statements) The following table presents operating segment information.

OPERATING SEGMENT FINANCIAL INFORMATION

		Non-Utility Operations

	Regulated	Retail Energy				Eliminations/
(Thousands)	Utility	Marketing	HVAC	Other Activities	Total	Other	Consolidated

Three Months Ended December 31, 2002
Total Revenues	$378,705	$173,941	$10,590	$498	$185,029	$(3,712)	$560,022
Operating Expenses
Depreciation and Amortization	19,615	74	33	156	263	—	19,878
Other Operating Expenses (a)	270,775	166,590	11,202	1,060	178,852	(3,712)	445,915
Income Tax Expense (Benefit)	27,900	2,851	(243)	584	3,192	—	31,092

Total Operating Expenses	318,290	169,515	10,992	1,800	182,307	(3,712)	496,885
Operating Income (Loss)	60,415	4,426	(402)	(1,302)	2,722	—	63,137
Interest Expense – Net	11,712	136	4	(55)	85	102	11,899
Other Non-Operating Inc. (Exp.) (b)	(1,462)	11	21	2,042	2,074	102	714
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330

Net Income (Loss)	$46,911	$4,301	$(385)	$795	$4,711	$—	$51,622

Total Assets	$2,140,897	$141,830	$21,352	$9,445	$172,627	$—	$2,313,524

Capital Expenditures	$28,108	$2	$160	$—	$162	$—	$28,270

Three Months Ended December 31, 2001
Total Revenues	$270,639	$129,112	$20,756	$572	$150,440	$(3,983)	$417,096
Operating Expenses
Depreciation and Amortization	17,652	127	151	158	436	—	18,088
Other Operating Expenses (a)	192,663	127,331	19,137	493	146,961	(3,983)	335,641
Income Tax Expense (Benefit)	19,356	491	565	(19)	1,037	—	20,393

Total Operating Expenses	229,671	127,949	19,853	632	148,434	(3,983)	374,122
Equity in Net Loss of Affiliate	—	—	(707)	—	(707)	—	(707)

Operating Income (Loss)	40,968	1,163	196	(60)	1,299	—	42,267
Interest Expense – Net	11,527	233	147	3	383	—	11,910
Other Non-Operating Inc. (Exp.) (b)	182	—	28	—	28	—	210
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330

Net Income (Loss)	$29,293	$930	$77	$(63)	$944	$—	$30,237

Total Assets	$2,045,313	$117,381	$22,087	$6,832	$146,300	$—	$2,191,613

Capital Expenditures/Investments	$28,815	$—	$423	$(143)	$280	$—	$29,095

(a)	Includes cost of gas and revenue taxes during all reported periods.

(b)	The amounts reported for Other Non-Operating Income (Expenses) are net of applicable income taxes.

  NOTE 8—TRANSACTIONS BETWEEN WASHINGTON GAS AND AFFILIATES

     Washington Gas and other subsidiaries of WGL Holdings may engage in transactions during the ordinary course of business. All significant intercompany transactions and balances have been eliminated from the consolidated financial statements of WGL Holdings.

     Washington Gas provides administrative and general support to affiliates and prepares consolidated tax returns, which include affiliated company tax obligations. All such costs are billed to the appropriate affiliates and are reflected in “Receivables from associated companies” or “Payables to associated companies” on Washington Gas’ Balance Sheet. Washington Gas may also, on occasion, borrow funds from, or lend funds to, affiliated companies through the operation of a money pool. At December 31, 2002, and September 30, 2002, the Washington Gas Balance Sheet reflected net receivables of $1.9 million and $3.6 million, respectively. All affiliated company transactions, including these balances, were eliminated from the WGL Holdings Consolidated Balance Sheet in accordance with GAAP. Additionally, Washington Gas provides system balancing services to all energy marketers participating in the customer choice programs on its faculties under approved tariffs which includes $3.7 million and $4.0 million, of charges to WGEServices for balancing in the quarters ended December 31, 2002 and 2001, respectively.

  NOTE 9—COMMITMENTS AND CONTINGENCIES

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

       Virginia Jurisdiction

         General Rate Case and Revenues Subject to Refund

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

     On November 15, 2002, the Staff of the SCC of VA (Staff) filed testimony in this proceeding in response to Washington Gas’ presentation. The Staff took the position that Washington Gas’ revenues are sufficient and do not need to be revised, but recommended that operating revenues for the Shenandoah Gas Division be decreased by $1.4 million. The Staff’s estimate of the cost of equity for Washington Gas, including the Shenandoah Division, was a range between 9.50 percent and 10.50 percent. The Staff recommends the SCC of VA adopt a 10.0 percent return on equity for Washington Gas including the Shenandoah Division. Washington Gas filed rebuttal testimony in this proceeding on December 4, 2002. Hearings were held the week of December 16, 2002. Washington Gas cannot predict the ultimate outcome of this pending regulatory proceeding.

     Under the regulations of the SCC of VA, Washington Gas placed the entire amount of the requested revenue increase into effect on November 12, 2002, subject to refund pending the SCC of VA’s final decision in the proceeding. The Company has recorded a provision for rate refunds as of December 31, 2002.

         Depreciation Issues

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

     The Staff issued a letter dated October 2, 2002, approving new depreciation rates for Washington Gas and the Shenandoah Gas Division, which would increase annual depreciation expense by approximately $4.0 million. Staff stated its position that the approved rates should be implemented as of January 1, 2002, but recognized that the implementation date should be decided by the SCC of VA in the pending rate case discussed above. Washington Gas believes the new depreciation rates should be implemented coincident with the effective date of new base rates on November 12, 2002. Washington Gas filed testimony supporting this position with the

SCC of VA in the base rate proceeding discussed previously. Washington Gas believes that it is reasonably possible that the position it has taken on this matter will be adopted by the SCC of VA in the pending rate case.

     The financial statements as of and for the quarter ended December 31, 2002 do not reflect any modification of depreciation rates for periods prior to November 12, 2002. However, Washington Gas did utilize the higher depreciation rates from November 12, 2002 forward. To the extent the position of the Staff of the SCC of VA is adopted by the SCC of VA in the current rate filing, Washington Gas would have to record a charge to income for additional depreciation expense, net of income tax benefits, calculated from January 1, 2002 to November 12, 2002, without a corresponding amount of revenue. The issue is still pending in the previously discussed rate case.

         District of Columbia Jurisdiction

     In response to a complaint filed on February 17, 2000, by the District of Columbia’s Office of the People’s Counsel (OPC) requesting an investigation by the Public Service Commission of the District of Columbia (PSC of DC) into the reasonableness of the existing rates of Washington Gas, on June 19, 2001, Washington Gas filed an application with the PSC of DC to increase rates in the District of Columbia. The request sought to increase overall annual revenues in the District of Columbia by approximately $16.3 million, or 6.8 percent, based on a proposed return on equity of 12.25 percent.

     On March 8, 2002, the OPC filed testimony in which it recommended that the PSC of DC order Washington Gas to reduce its rates by $12.0 million, or 5.0 percent. The OPC’s recommendation was premised on a 9.75 percent return on common equity. Washington Gas filed rebuttal testimony on April 15, 2002. Evidentiary hearings were held the week of May 20, 2002.

     On October 29, 2002, the PSC of DC issued an Order for Washington Gas to decrease rates. The Order directed a decrease in overall annual revenues in the District of Columbia of approximately $7.5 million. The PSC of DC approved a return on common equity of 10.6 percent and an overall rate of return of 8.83 percent. The PSC of DC rejected Washington Gas’ proposal to implement an incentive rate plan. The PSC of DC rejected a proposal by OPC seeking retroactive refunds of asset management revenues collected by Washington Gas in the past and approved the regulated utility’s proposal to share fifty percent of such future revenues with customers.

     On November 6, 2002, Washington Gas filed with the PSC of DC an Application for Reconsideration of the Order issued by the PSC of DC on October 29, 2002. Washington Gas’ Application automatically stayed the PSC of DC’s Order. Washington Gas claims that the PSC of DC made calculation errors that overstated the amount of the revenue reduction by $1.4 million. Washington Gas also claims that the PSC of DC failed to take into consideration legitimate costs and operating expenses incurred by Washington Gas and included in the evidentiary record of the case. Washington Gas requested the PSC of DC to modify its ruling to correct calculation errors and apply its articulated principles consistently with the result that Washington Gas would reduce rates by only $1.9 million. This action would allow Washington Gas the opportunity to earn the 10.6 percent return on common equity and the 8.83 percent overall rate of return authorized by the PSC of DC (assuming no other changes in post-test period costs or expenses) instead of the $7.5 million reduction noted in the October 29, 2002 Order.

     On November 27, 2002, OPC filed an Application for Reconsideration of several matters from the October 29, 2002 Order, one of which is the retroactive refund of asset management revenues. Another intervenor in this case also filed an Application for Reconsideration. At the present time Washington Gas cannot predict the outcome of the Applications for Reconsideration. Unless the PSC of DC decides against Washington Gas on the matter of asset management revenues, the decision by the PSC of DC on the Applications will apply on a prospective basis from the date of the Order deciding the Applications for all matters. The PSC of DC has issued a series of tolling orders related to the Applications for Reconsideration. At the present time the PSC of DC has extended the date by which it will issue a decision on the Applications for Reconsideration to February 28, 2003.

     On February 7, 2003, Washington Gas filed with the PSC of DC an additional application to increase rates. The request seeks to increase overall annual revenues in the District of Columbia by approximately $14.1 million, or 7.0 percent, to $214.2 million. The application seeks a return on common equity of 12.25 percent and an overall rate of return of 9.25 percent. The rate request application filed on February 7, 2003 does not reflect the effect of the revenue reduction indicated in the PSC of DC’s October 29, 2002 Order.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates”, “expects”, “anticipates”, “intends”, “believes”, “plans” and similar expressions or future or conditional verbs such as “will”, “should”, “would” and “could”. Although the Company believes such forward-looking statements are based on reasonable assumptions, it cannot give assurance that every objective will be achieved. Forward-looking statements speak only as of today, and the Company assumes no duty to update them. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: 1) economic, competitive, political and regulatory conditions and developments; 2) capital and energy commodity market conditions; 3) changes in credit market conditions and creditworthiness of customers and suppliers; 4) changes in relevant laws and regulations, including tax, environmental and employment laws and regulations; 5) weather conditions; 6) legislative, regulatory, and judicial mandates and decisions; 7) timing and success of business and product development efforts; 8) technological improvements; 9) the pace of deregulation efforts and the availability of other competitive alternatives; 10) terrorist activities; and 11) other uncertainties.

     Such uncertainties are difficult to predict accurately and are generally beyond WGL Holdings, Inc.’s (WGL Holdings) direct control. Accordingly, while it believes that the assumptions are reasonable, WGL Holdings cannot ensure that all expectations and objectives will be realized. Readers are urged to use care and consider the risks, uncertainties and other factors that could affect the Company’s business as described in this Quarterly Report on Form 10-Q. All forward-looking statements made in this report rely upon the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations is divided into the following two major sections:

     WGL Holdings — This section describes the financial condition and results of operations of WGL Holdings and its subsidiaries on a consolidated basis. This section includes brief discussions of WGL Holdings’ regulated utility operations and non-utility operations. The majority of WGL Holdings’ operations are derived from the results of the regulated utility, Washington Gas Light Company (Washington Gas). In addition, WGL Holdings is also impacted by the results of its non-utility operations. To obtain a complete understanding and review of all the details of the regulated utility operations, please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations for Washington Gas.

     Washington Gas — This section comprises the vast majority of WGL Holdings’ regulated utility segment. As such, the financial condition and results of operations of Washington Gas’ utility operations and WGL Holdings regulated utility segment are essentially the same.

     The Management’s Discussion and Analysis of Financial Condition and Results of Operations for both WGL Holdings and Washington Gas should be read in conjunction with the respective company’s Consolidated Financial Statements and the combined Notes thereto.

     Washington Gas provides accounting, legal and other services to its affiliates at cost, the total amounts of which are not material. Additionally, Washington Gas provides system balancing services to all energy marketers participating in the customer choice programs on its system under approved tariffs which includes $3.7 million and $4.0 million of charges to Washington Gas Energy Services, Inc. (WGEServices) for balancing in the quarters ended December 31, 2002 and 2001, respectively. All of these related-party amounts have been eliminated in the consolidated financial statements of WGL Holdings.

     All reported per share amounts are based on average common shares outstanding and there is no difference between basic and diluted earnings per share.

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

     Accounting for Utility Revenue and Cost of Gas Recognition

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

     Accounting for Regulated Operations – Regulatory Assets and Liabilities

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

     The Company’s regulated utility records the results of its regulated activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, which results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. SFAS No. 71 requires the recognition of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. In certain circumstances, SFAS No. 71 allows entities whose rates are determined by third-party regulators to defer costs as “regulatory” assets in the balance sheet to the extent that the entity expects to recover these costs in future rates. Future regulatory changes or changes in the competitive environment could result in the Company discontinuing the application of SFAS No. 71 for some of its businesses and require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery or refund. In effect, the Company’s regulated utility could be required to write off certain regulatory assets that had been deferred in prior period Consolidated Balance Sheets and charge these costs to expenses at the time it determines that the provisions of SFAS No. 71 no longer apply. If WGL Holdings was required to discontinue the application of SFAS No. 71 for its operations, it would theoretically have an extraordinary non-cash charge to income for the net book value of its regulatory assets and liabilities. Other adjustments might also be required.

     Management believes that currently available facts support the continued application of SFAS No. 71 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

         Accounting for Income Taxes

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

         Accounting for Contingencies

     The Company recognizes contingent liabilities utilizing SFAS No. 5, Accounting for Contingencies. By their nature, the amount of the contingency and the timing of a contingent event are subject to management’s judgment of such events and management’s estimates of the amounts. These contingent events and amounts are discussed in Note 9 of the Notes to Consolidated Financial Statements.

  WGL HOLDINGS

  RESULTS OF OPERATIONS — Three Months Ended December 31, 2002 vs. December 31, 2001

     Earnings

     For the quarter ended December 31, 2002, WGL Holdings reported net income of $51.6 million compared to $30.2 million reported for the same period last year. The basic and diluted earnings per share in the current quarter were $1.06 compared to earnings per share of $0.62 for the quarter ended December 31, 2001. Per share amounts reflect average common shares outstanding for the period. The results for the quarter ended December 31, 2002, include a $2.7 million after-tax benefit from a favorable adjustment to deferred income tax expense and a $0.9 million after-tax benefit from the sale of a partnership interest in real estate. In the same period of the prior year, a charge was recorded due to business activities the Company had with a bankrupt energy trader that reduced after-tax income $1.7 million.

     Regulated Utility Operating Results

     On a segment basis, for the three months ended December 31, 2002, the regulated utility operations reported net income of $46.9 million compared to $29.3 million for the three months ended December 31, 2001. This improvement was largely due to 48.4 percent colder weather in the quarter ended December 31, 2002 compared to the same quarter last year. The quarter ended December 31, 2002 was 21.0 percent colder than normal while the quarter ended December 31, 2001 was 19.2 percent warmer than normal. The effect of colder weather, combined with 3.7 percent growth in customer meters, resulted in a 40.6 percent increase in firm therm deliveries. Also improving current period results were new rates that went into effect in Virginia and Maryland in the quarter ended December 31, 2002. Operation and maintenance expenses increased $8.2 million or 17.4 percent to $55.1 million for the three months ended December 31, 2002 over the same period of the prior year. This variation is primarily due to higher labor and benefit costs as well as an increase in uncollectible accounts and insurance expenses. Depreciation and amortization increased $2.0 million in the quarter ended December 31, 2002 compared to the same quarter in the prior year resulting from higher levels of investment in property plant and equipment and higher depreciation rates in the regulated utility’s Virginia jurisdiction that were implemented in November 2002. General taxes rose $2.3 million in the current quarter to $9.6 million primarily reflecting higher rights-of-way fees in the District of Columbia and higher property taxes. Further discussion of the operating results of the regulated utility is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations for Washington Gas.

     Non-Utility Operating Results

     WGL Holdings has two primary unregulated operating segments: 1) retail energy-marketing and 2) heating, ventilating and air conditioning (HVAC). The net income reported from these and other minor non-utility activities improved from $0.9 million during the quarter ended December 31, 2001, to $4.7 million in the current quarter. The following table compares the financial results from non-utility activities for the quarters ended December 31, 2002 and 2001.

Net Income (Loss) Applicable to Non-Utility Activities

	Three Months Ended
	December 31,

(In thousands)	2002	2001	Variance

Retail energy-marketing	$4,301	$930	$3,371
HVAC:
Commercial	(385)	855	(1,240)
Residential *	—	(778)	778
Other non-utility activities	795	(63)	858

Total	$4,711	$944	$3,767

        * Not an operating unit in the 2002 period.

          Retail energy-marketing

     WGL Holdings’ retail energy-marketing subsidiary, WGEServices, sells natural gas and electricity in competition with other unregulated marketers. WGEServices’ total revenues increased to $173.9 million in the quarter ended December 31, 2002, from $129.1 million in the quarter ended December 31, 2001 due to colder weather and increased customers.

     This subsidiary sold 20.8 billion cubic feet (bcf) of natural gas in the current quarter, an increase of 22.3 percent over the 17.0 bcf sold in the same quarter last year. Unregulated natural gas customers at December 31, 2002, totaled 157,900 compared to 129,000 at December 31, 2001. During the quarter ended December 31, 2002, WGEServices sold 1.92 billion kilowatt-hours of electricity to 69,000 accounts. These compare to sales of 1.13 billion kilowatt-hours sold to 54,000 electric customers in the quarter ended December 31, 2001. Net income reported by WGEServices increased to $4.3 million in the quarter ended December 31, 2002, from net income of $0.9 million for the quarter ended December 31, 2001. This reflects higher gas volumes sold and higher net margins per therm sold resulting primarily from lower gas costs and partially offset by lower revenue rates. Net revenues for electric sales also rose in the current quarter due to higher volumes sold at similar margins.

          HVAC

     Two subsidiaries, American Combustion Industries, Inc. and Washington Gas Energy Systems, Inc., offer large-scale HVAC installations and related services to commercial and government customers.

     Revenues from the Company’s commercial HVAC activities of $10.6 million for the quarter ended December 31, 2002, decreased 49 percent from the $20.8 million reported in the quarter ended December 31, 2001. Results in the current quarter for these operations reflected a net loss of $0.4 million compared to net income of $0.9 million in the same quarter a year earlier, reflecting reduced sales and lower gross margins. The backlog of HVAC related services to be completed at the end of the first quarter of fiscal year 2003 was approximately $14 million, as compared to $33 million as of the end of the first quarter of fiscal year 2002. The HVAC operations for the three months ended December 31, 2001, included a net loss of $0.8 million from the Company’s former 50-percent equity investment in Primary Investors LLC. The current quarter reflects no impact of Primary Investors LLC because the Company no longer has an investment in this entity.

     Other Income (Expenses)-Net

     The $0.5 million increase in Other Income (Expenses)-Net in the quarter ended December 31, 2002 was partially attributable to a $0.9 million after tax gain in the current year from the sale of an interest in a real estate partnership. The quarter ended December 31, 2001 included $4.0 million of benefits from the Company’s weather insurance policy, partially offset by a $1.7 million charge related to a bankrupt energy trader.

     Interest Expense

     WGL Holdings’ total interest expense was essentially unchanged from the same period last year. The components of interest expense are reflected below.

Composition of Interest Expense Changes
(In thousands of dollars)

	Three Months Ended		Variance
	December 31,

	2002	2001

Long-Term Debt	$10,952	$10,753		$199
Short-Term Debt	354	781		(427)
Other (Includes AFUDC)	593	376		217

Total	$11,899	$11,910	$	(11)

     Interest expense on long-term debt increased by $0.2 million primarily due to a five percent increase in the average balance of long-term debt outstanding and a relatively similar cost of such debt. This was more than offset by a $0.4 million drop in the cost of short-term debt because of a 32 percent drop in the average level of short-term debt outstanding and an 80 basis point drop in the average cost of short-term debt.

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

     The Company has a goal to maintain its common equity ratio in the mid-50 percent range of total consolidated capital. In addition, the Company’s short-term debt balances are reduced in the spring, because a significant portion of the Company’s current assets are converted into cash at the end of the heating season. Accomplishing these objectives and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for the Company and Washington Gas and to allow access to capital at relatively low costs. As of December 31, 2002, total consolidated capitalization, including current maturities of long-term debt, comprised 53.0 percent common equity, 1.9 percent preferred stock and 45.1 percent long-term debt. The cash flow requirements of the Company and the ability to provide satisfactory resources to satisfy those requirements are largely influenced by the activities of Washington Gas.

     Short-Term Cash Requirements and Related Financing

     The regulated utility’s business is weather-sensitive and seasonal, causing short-term cash requirements to vary significantly during the year. Approximately 75 percent of the total therms delivered in the regulated utility’s service area (excluding deliveries to two electric generation facilities) occur in the first and second fiscal quarters. Cash requirements peak in the fall and winter months when accounts receivable, accrued utility revenues and storage gas inventories are at their highest levels. After the winter heating season, many of these assets are converted into cash, which the Company generally uses to reduce and sometimes eliminate short-term debt and acquire storage gas for the next heating season.

     The Company’s retail energy-marketing subsidiary, WGEServices, has seasonal short-term cash requirements resulting from purchasing gas in periods that are not matched with the sale of this commodity. In addition, WGEServices must finance its accounts receivable for the gas and electricity that it sells, and the accounts receivable balances are seasonal.

     Storage gas inventories represent gas purchased from producers and are stored in facilities primarily owned by interstate pipelines. Both the regulated utility and the retail energy-marketing segment maintain storage gas inventory. The regulated utility generally pays for storage gas between heating seasons and withdraws it during the heating season. Significant variations in storage balances are usually caused by the price paid to producers and marketers, which is a function of short-term market fluctuations in gas costs, and the level of storage volumes on hand. For the regulated utility such costs become a component of the cost of gas recovered from customers when volumes are withdrawn from storage. In addition, the regulated utility is able to charge carrying costs related to the level of storage gas inventory in the amount it recovers from its customers in two of the three jurisdictions in which it operates.

     Variations in the timing of collections of gas costs under the regulated utility’s gas cost recovery mechanisms and the level of refunds from pipeline companies that will be returned to customers can significantly affect short-term cash requirements.

     The Company and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal requirements. Alternate sources at December 31, 2002, include an unsecured seasonal line of credit of $5 million held by Washington Gas that expires on April 1, 2003, a $220 million revolving credit agreement for Washington Gas and an $85 million revolving credit agreement for WGL Holdings, each maintained with a group of banks and each expiring on May 9, 2003. The Company also has a $10 million permanent line of credit that expires November 1, 2003, and Washington Gas has a $5 million permanent line of credit that expires on June 30, 2003. The Company can utilize these financing options to support or replace its commercial paper. It is the intention of the Company and Washington Gas to renew these agreements with similar financing arrangements upon their expiration.

     At December 31, 2002, the Company had outstanding notes payable of $143.9 million, compared to $90.9 million outstanding at September 30, 2002. At December 31, 2002, current maturities of long-term debt were $58.2 million compared to $42.4 million at September 30, 2002.

     Long-Term Cash Requirements and Related Financing

     The Company’s long-term cash requirements primarily depend upon the level of capital expenditures, long-term debt maturity requirements and decisions to refinance long-term debt. The Company devotes the majority of its capital expenditures to adding new regulated utility customers in its existing service area. At December 31, 2002, Washington Gas was authorized to issue up to $143.0 million of long-term debt under an existing shelf registration. Washington Gas expects to file a new shelf registration application in the spring of 2003.

     Security Ratings

     The table below shows the ratings on both WGL Holdings’ and Washington Gas’ debt instruments.

     If the Company were to experience a downgrade in its debt ratings, the cost of its future short-term and long-term debt issues would likely rise. Furthermore, a downgrade would result in an increase in facility fees paid to banks.

	WGL Holdings, Inc.		Washington Gas

	Unsecured		Unsecured
Rating Service	Medium-Term Notes*	Commercial Paper	Medium-Term Notes	Commercial Paper
Fitch, Inc.	A+	F1	AA-	F1+
Moody’s Investors Service	**	P-2	A2	P-1
Standard & Poor’s Corporation	AA-	A-1+	AA-	A-1+

*	Indicates the ratings that would be applicable if WGL Holdings were to issue unsecured medium-term notes.

**	Unpublished

     Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments

     Washington Gas has entered into contracts in the normal course of business that require it to make fixed and determinable payments for many years in the future. These obligations consist of long-term debt issued to finance the regulated utility’s capital investment, and obligations to purchase natural gas and pipeline transportation capacity for its regulated utility operations.

     Please refer to the section entitled “Contractual Commitments and Obligations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, for a detailed discussion of these contractual obligations. Note 5 of the Notes to Consolidated Financial Statements in the Company’s fiscal year 2002 Form 10-K includes a discussion of long-term debt, including debt maturities. Note 13 of the Notes to Consolidated Financial Statements in the Company’s fiscal year 2002 Form 10-K reflects information on natural gas purchase contracts and pipeline capacity contracts of Washington Gas and similar contracts of WGEServices. The comparable information as of December 31, 2002 is not materially different from that disclosed in the Company’s fiscal year 2002 Form 10-K.

     The Company’s non-regulated consumer financing operation has, in the past, extended credit to certain residential and small commercial customers to purchase gas appliances and other energy-related products. The operation transferred, with recourse, certain of these accounts receivable to commercial banks. As of December 31, 2002 the recourse obligation to banks, net of related reserves, was $12.1 million. The Company also finances certain construction projects managed by its commercial HVAC segment. Under the terms of certain agreements with a lender related to certain contracts, all payments received from the project owners are used to satisfy principal and interest obligations. The Company accounts for these transfers as sales in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Please refer to Note 13 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2002, for a detailed discussion of these transactions.

     In addition to the contractual obligations shown above, WGL Holdings and an affiliate have guaranteed certain purchases of natural gas and electricity for its retail energy-marketing subsidiary, WGEServices. At December 31, 2002, these guarantees totaled $257.8 million. Termination of the guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings may also cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to honor the obligations which had been created under the guarantee prior to the date of the notice of cancellation.

     Cash Flow from Operating Activities

     Net cash generated from operating activities totaled $9.2 million during the first three months of fiscal year 2003 compared to $3.0 million of net cash used in operating activities for the same period in fiscal year 2002. The $12.2 million increase in net cash provided by operating activities was primarily the result of: (1) increased net income that added $21.4 million caused primarily by the significantly colder weather; (2) a $14.2 million increase in deferred income taxes; (3) a $35.3 million source of funds derived from gas costs collected from customers; (4) a $55.1 million increase in accounts payable to fund increased natural gas and electricity purchases and offset by a $48.3 million increase in accounts receivable, a $35.9 million increase in deferred purchased gas costs and a $32.5 million reduction in the level of storage gas withdrawals.

     Cash Flow from Financing Activities

     Cash flow from financing activities declined $36.9 million in the quarter ended December 31, 2002 compared to the same quarter last year. The primary cause of the decline was the absence of any new long-term debt financing and higher debt retirements in the most recent quarter.

     Cash Flow from Investing Activities

     During the three months ended December 31, 2002, WGL Holdings had consolidated capital expenditures of $28.3 million, compared to capital expenditures of $28.6 million for the three months ended December 31, 2001. Other investing activities were down $25.6 million in the most recent three months compared to the prior year primarily due to a use of cash of $11.5 million, principally from the establishment of a note receivable to finance a nonutility project in the first three months of fiscal year 2002 and a $14.1 million source of funds primarily from the elimination of receivables in the first quarter of fiscal year 2003.

  PRICE RISK RELATED TO RETAIL ENERGY MARKETING OPERATIONS

     The Company’s subsidiary, WGEServices, markets both natural gas and electricity. In the course of its business, WGEServices makes fixed-price or index-price sales commitments to customers. WGEServices purchases the corresponding physical supplies at prices to lock in margins. WGEServices has exposure to changes in gas prices related to the volumetric differences between the purchase commitments and sales commitments. WGEServices manages the risk associated with gas price fluctuations by closely matching purchases from suppliers with sales commitments to customers. The price risk for gas is also mitigated by maintaining storage gas inventory, utilizing peaking services obtained from the regulated natural gas utility, and purchasing call and put options for natural gas as described below. The price risk for electricity is mitigated with a total-requirements contract with a major electric supplier.

     Historically, the responsibility for managing daily demand fluctuations from WGEServices’ customers resulting from variability in weather was assumed by WGL Holdings’ regulated utility subsidiary through the use of its storage and peaking capacity. The regulated utility charged WGEServices a fee for this service.

     Effective April 1, 2001, WGEServices assumed a major portion of the responsibility to deliver the appropriate level of gas to its customers on a daily basis. WGEServices will continue to be able to avail itself of certain peak shaving capacity that the regulated utility provides for a fee and also has acquired a pro-rata portion of the utility’s storage gas capacity to manage its load. Therefore, variations in demand caused by fluctuations in weather applicable to approximately 60 percent of WGEServices’ annual natural gas sales volumes could result in WGEServices having contracted for more or less gas than its customers require on any given day. As a result, WGEServices has modified its risk management and procurement policies to reflect the need to obtain storage capacity and other contractual arrangements to meet the weather-related variability in its demand and to ensure the financial exposure caused by this variability in demand is adequately controlled. As part of managing this exposure WGEServices purchases options in accordance with its risk management policy. The option value is marked-to-market in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. WGEServices also has a wholesale supplier credit policy that is designed to mitigate wholesale credit risks in the current energy environment.

     Some of the supplier companies that sell gas to WGEServices and the sole provider of electricity under the full-requirements contract mentioned above have relatively low or below investment grade credit ratings as determined by major credit rating agencies. Depending on the future ability of these suppliers to deliver natural gas or electricity under existing contracts, WGEServices could be financially exposed for the difference between the price at which WGEServices has contracted to buy natural gas and electricity, and the cost of any replacement natural gas or electricity that may need to be purchased.

     WGEServices measures the market risk of its energy marketing portfolio and employs risk control mechanisms to mitigate market risk including value at risk. Value at risk simulates forward price curves in the energy markets to estimate the size and probability of future losses. WGEServices’ value at risk as of December 31, 2002 was approximately $42,000, while the value of the open position was $0.8 million.

  WASHINGTON GAS LIGHT COMPANY

     This Quarterly Report on Form 10-Q includes consolidated financial statements for WGL Holdings as well as financial statements for Washington Gas. This section of the Quarterly Report on Form 10-Q discusses the financial position and results of operations of Washington Gas throughout the reported periods. In many cases, the reasons for the changes in the financial position and results of operations for both WGL Holdings and Washington Gas are essentially the same.

  RESULTS OF OPERATIONS — Three Months Ended December 31, 2002 vs. December 31, 2001

     Earnings

     For the three months ended December 31, 2002, Washington Gas reported net income applicable to common stock of $47.3 million compared to $29.3 million for the quarter ended December 31, 2001.

     Utility Net Revenues

     Utility net revenues for the quarter ended December 31, 2002 increased $40.4 million or 30.6 percent from the same period last year to $172.7 million as a result of several factors. Initially, customer meters rose 3.7 percent and weather was 48.4 percent colder in the quarter ended December 31, 2002 compared to the same quarter in the prior year. New retail rates that went into effect in Virginia on November 12, 2002, subject to refund, and new rates that went into effect in Maryland on September 30, 2002, also contributed to the improvement in net revenues. Key gas delivery, weather and meter statistics are shown in the table below for the three months ended December 31, 2002 and 2001.

Gas Deliveries, Weather and Meter Statistics

				Percent
	Three Months Ended		Variance	Increase
	December 31,			(Decrease)

	2002	2001

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	290,674	208,378	82,296	39.5
Gas Delivered for Others	155,815	109,208	46,607	42.7

Total Firm	446,489	317,586	128,903	40.6

Interruptible
Gas Sold and Delivered	4,487	3,516	971	27.6
Gas Delivered for Others	83,024	77,835	5,189	6.7

Total Interruptible	87,511	81,351	6,160	7.6

Electric Generation—Delivered for Others	22,423	22,269	154	0.7

Total Deliveries	556,423	421,206	135,217	32.1

Degree Days
Actual	1,643	1,107	536	48.4
Normal	1,358	1,370	(12)	(0.9)
Percent (Warmer) Colder than Normal	21.0%	(19.2%)	—	—

Customer Meters (end of period)	956,009	921,627	34,382	3.7

     Gas Delivered to Firm Customers

     The level of gas delivered to firm customers is highly sensitive to weather variability, because a large portion of the natural gas delivered by Washington Gas is used for space heating. The regulated utility’s rates are based on normal weather and none of the tariffs for the jurisdictions in which it operates have a weather normalization provision. Nonetheless, declining block rates in the regulated utility’s Maryland and Virginia jurisdictions, and the existence of a fixed demand charge in all jurisdictions to collect a portion of revenues, reduces the impact that variations from normal weather have on net revenues.

     During the quarter ended December 31, 2002, firm therm deliveries increased by 128.9 million therms or 40.6 percent from the same quarter last year. This increase primarily reflects 48.4 percent greater heating degree days in the current quarter compared to last year and further was enhanced by a 3.7 percent rise in the number of customer meters. Weather for the quarter ended December 31, 2002, was 21.0 percent colder than normal, while weather for the same period last year was 19.2 percent warmer than normal.

     An increasing number of customers are choosing to buy the natural gas commodity from third-party marketers, rather than purchasing the natural gas commodity and delivery service from Washington Gas on a “bundled” basis. Gas sold and delivered to firm customers increased to 290.7 million therms during the quarter ended December 31, 2002, a 39.5 percent rise over the 208.4 million therms in the quarter ended December 31, 2001. Volumes of firm gas delivered for others increased to 155.8 million therms in the quarter ended December 31, 2002, up 42.7 percent over the same period in the prior year. On a per unit basis, the net revenues that Washington Gas earns from delivering gas for others are the same as net revenues it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from Washington Gas. Therefore, the regulated utility does not experience any loss in net revenues when customers choose to purchase the natural gas commodity from a third-party marketer.

     Gas Delivered to Interruptible Customers

     Therm deliveries to interruptible customers were 7.6 percent higher during the quarter ended December 31, 2002 than the same period last year, primarily reflecting colder weather in the current quarter. The effect of the colder weather would have been greater if Washington Gas was not required to curtail service to this class of customers in the current quarter in order to meet the demands of its firm customers.

     The effect on net income of any changes in delivered volumes and prices to the interruptible class is minimized by margin-sharing arrangements embedded in the Washington Gas rate designs. Under these arrangements, Washington Gas applies a majority of the margins earned on interruptible gas sales and deliveries to firm customers’ rates. This margin sharing occurs in exchange for shifting many of the fixed costs of providing service to the interruptible class to the firm class of customers.

     Gas Delivered for Electric Generation

     Washington Gas sells and/or delivers natural gas for use at two electric generation facilities in Maryland, which are each owned by separate companies that are independent of WGL Holdings. During the current quarter, deliveries to these customers increased 200,000 therms to 22.4 million therms reflecting relatively little change over the quarter ended December 31, 2001.

     Washington Gas shares a significant majority of the margins earned from gas deliveries to these customers with firm customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not have a material impact on either net revenues or net income.

     Utility Operating Expenses

     Operation and maintenance expenses for the three months ended December 31, 2002, increased $8.0 million, or 16.9 percent, to $55.5 million. The increase reflects $1.9 million higher labor costs and $2.3 million higher pension and other post-retirement benefit costs. In addition, uncollectible accounts expense increased $2.1 million reflecting the effect of colder weather experienced during the first quarter of fiscal year 2003 versus the warmer weather experienced during the first quarter of fiscal year 2002.

     Depreciation and amortization expense increased by $2.0 million or 11.2 percent to $19.4 million for the three months ended December 31, 2002 due mainly to increased plant investment and higher depreciation rates implemented in Virginia in November 2002.

     The general taxes incurred by Washington Gas during the three months ended December 31, 2002 increased $2.3 million or 32.1 percent. Property taxes rose due to the increased investment in plant and equipment. Rights-of-way fees, which are recorded on a volumetric basis, rose as a result of the increase in volumes sold during the current quarter.

     Income taxes increased $8.6 million or 44.7 percent to $27.9 million for the three months ended December 31, 2002. The increase is mainly the result of an increase in pre-tax income largely attributable to the increase in sales from the colder weather. Income taxes for the quarter ended December 31, 2002 include a $2.7 million adjustment that reduced deferred income tax expense.

     Other Income (Expenses)-Net

     Other Income (Expenses)-Net declined by $1.7 million from the same period of the prior year to a net level of expenses of $0.9 million for the three months ended December 31, 2002. The main component of the variation between fiscal years is the $4.0 million after tax benefit from the weather insurance policy recorded during the three months ended December 31, 2001. This benefit was partially offset in the quarter ended December 31, 2001 by a $1.7 million after tax charge related to a bankrupt energy trader. No benefits from weather insurance were recorded in the quarter ended December 31, 2002. For a further discussion of weather insurance please refer to the Company’s most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

     Interest Expense

     Washington Gas’ total interest expense decreased $0.2 million to $12.0 million for the three months ended December 31, 2002.

Composition of Interest Expense Changes
(In thousands of dollars)

	Three Months Ended		Variance
	December 31,

	2002	2001

Long-Term Debt	$10,952	$10,753	$199
Short-Term Debt	171	640	(469)
Other (Includes AFUDC)	882	776	106

Total	$12,005	$12,169	$(164)

     Interest on long-term debt increased $0.2 million in the quarter ended December 31, 2002, to $11.0 million primarily due to an increase in the average level of long-term debt outstanding. The weighted-average cost of long-term debt decreased slightly during the three months ended December 31, 2002. Interest on short-term debt decreased $0.5 million from the same period in the prior year reflecting a decline in the average balance of short-term debt outstanding and a decrease in the weighted-average cost of such debt.

  LIQUIDITY AND CAPITAL RESOURCES

     Liquidity and capital resources for Washington Gas are generally identical to the liquidity and capital resources of WGL Holdings, except for certain items and the transactions between WGL Holdings and the other non-regulated subsidiaries. For purposes of discussing the liquidity and capital resources of Washington Gas, this section incorporates by reference, the disclosures provided in this document under the similar section for WGL Holdings, titled “Liquidity and Capital Resources”.

  REGULATORY MATTERS

     Washington Gas bases requests for modifications to existing rates on increased investment in plant and equipment, higher operating expenses, and the need to earn an adequate return on invested capital. The status of recent regulatory activity in all jurisdictions is shown below.

     District of Columbia Jurisdiction

     On February 17, 2000, the District of Columbia’s Office of the People’s Counsel (OPC) filed a complaint with the Public Service Commission of the District of Columbia (PSC of DC) requesting an investigation into the reasonableness of the existing rates of Washington Gas. On February 28, 2000, Washington Gas filed an answer urging the PSC of DC to dismiss the OPC complaint. On March 21, 2001, the PSC of DC issued an Order granting OPC’s request to initiate an investigation into the reasonableness of Washington Gas’ base rates. The PSC of DC’s Order required Washington Gas to file base rate information no later than ninety days from March 21, 2001.

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

     On October 29, 2002, the PSC of DC issued an order for Washington Gas to decrease rates. The Order directed a decrease in overall annual revenues in the District of Columbia of approximately $7.5 million. The PSC of DC approved a return on common equity of 10.6 percent and an overall rate of return of 8.83 percent. The PSC of DC rejected Washington Gas’ incentive rate plan. The PSC of DC rejected a proposal by OPC seeking retroactive refunds of asset management revenues collected by Washington Gas in the past and approved the utility’s proposal to share fifty percent of such future revenues with customers. The PSC of DC also ordered Washington Gas to refund the pension and postretirement costs, described above, over three years. Because these benefits had been collected through a tracking mechanism, a liability had already been established and there would be no effect on income.

     On November 6, 2002, Washington Gas filed with the PSC of DC an Application for Reconsideration (Application) of the Order issued by the PSC of DC on October 29, 2002. Washington Gas’ Application automatically stayed the PSC of DC’s Order. Washington Gas claimed that the PSC of DC made calculation errors that overstated the amount of the revenue reduction by $1.4 million. Washington Gas also claimed that the PSC of DC failed to take into consideration legitimate costs and operating expenses incurred by Washington Gas included in the evidentiary record of the case. Washington Gas requested the PSC of DC to modify its ruling to correct calculation errors and apply its articulated principles consistently with the result that Washington Gas would reduce rates by only $1.9 million. This action would allow Washington Gas the opportunity to earn the 10.6 percent return on common equity and the 8.83 percent overall rate of return authorized by the PSC of DC (assuming no other changes in post-test period costs or expenses) instead of the $7.5 million reduction noted in the October 29, 2002 Order.

     On November 27, 2002, OPC filed an Application for Reconsideration for several issues from the October 29, 2002 order, one of which is the retroactive refund of asset management revenues. Another intervenor in this case also filed an Application for Reconsideration. Unless the PSC of DC decides against Washington Gas on the matter of asset management revenues, which has yet to be resolved, the decision by the PSC of DC on the Applications will apply on a prospective basis from the date of the order deciding the Applications for all matters.

     The PSC of DC has issued a series of tolling orders related to the Applications for Reconsideration. At the present time the PSC of DC has extended the date by which it will issue a decision on the Applications for Reconsideration to February 28, 2003.

     On February 7, 2003, Washington Gas filed with the PSC of DC an additional application to increase base rates. The request seeks to increase overall annual revenues in the District of Columbia by approximately $14.1 million, or 7.0 percent, to $214.2 million. The application seeks a return on common equity of 12.25 percent and an overall rate of return of 9.25 percent. The rate request application filed on February 7, 2003 does not reflect the effect of the revenue reduction indicated in the PSC of DC’s October 29, 2002 Order.

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

     On July 30, 2002, after discussions among all parties, an uncontested settlement agreement on Phase I of the case was filed with the PSC of MD. On August 1, 2002, hearings were held to take testimony and receive evidentiary exhibits on the narrow question of whether the proposed settlement filed on July 30, 2002 was in the public interest. After evaluating the results of that day’s evidence, the PSC of MD cancelled the scheduled contested case hearing dates. After the August 1, 2002 hearing date, further discussions were held among the parties. An uncontested revised settlement was reached on Phase I of the case and filed with the PSC of MD on August 6, 2002. The revised settlement provided for an increase of $9.25 million in annual non-gas operating revenues. The settlement did not indicate the allowed return on common equity for the purpose of determining the amount of the settlement. An incentive-based rate plan was not included in the settlement. However, the parties have agreed to discuss performance standards as they may relate to an incentive rate plan within six months after the settlement was approved by the PSC of MD.

     On September 27, 2002, the PSC of MD issued an Order approving the revised settlement agreement that had been filed with the PSC of MD on August 6, 2002, without modification. The increase in revenues became effective for meter readings of Maryland customers on and after September 30, 2002 and a pro rata portion of the annual revenues is included in results of operations for the quarter ended December 31, 2002.

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

     On November 15, 2002, the Staff of the SCC of VA (Staff) filed testimony in response to Washington Gas’ presentation. The Staff took the position that Washington Gas’ revenues are sufficient and do not need to be revised, but recommended that operating revenues for the Shenandoah Gas Division be decreased by $1.4 million. The Staff’s estimate of the cost of equity for Washington Gas, including the Shenandoah Division, was a range between 9.50 percent and 10.50 percent. The Staff recommended the SCC of VA adopt a 10.0 percent return on equity for Washington Gas including the Shenandoah Division.

     Washington Gas filed rebuttal testimony in this proceeding on December 4, 2002. Hearings were held the week of December 16, 2002 and the case is still pending. Washington Gas cannot predict the ultimate outcome of this pending regulatory proceeding.

     Under the regulations of the SCC of VA, Washington Gas placed the entire amount of the requested revenue increase into effect on November 12, 2002, subject to refund pending the SCC of VA’s final decision in the proceeding. The Company has recorded a provision for rate refunds as of December 31, 2002.

     In a separate, but related matter, in accordance with an Order of the SCC of VA, Washington Gas performed a depreciation study, using data as of December 31, 2000 and an update as of December 31, 2001, to determine the adequacy of the current depreciation rates that Washington Gas uses to record depreciation expense for property located in its Virginia jurisdiction. Washington Gas submitted the study to the Staff in the first quarter of fiscal year 2002. The Staff issued a letter dated October 2, 2002, approving new depreciation rates for Washington Gas and the Shenandoah Gas Division, which would increase annual depreciation expense by approximately $4.0 million. Staff stated its position that the approved rates should be implemented as of January 1, 2002, but recognized that the implementation date should be decided by the SCC of VA in the pending rate case discussed above. Washington Gas believes the new depreciation rates should be implemented coincident with the effective date of new base rates on November 12, 2002. Washington Gas filed testimony supporting this position with the SCC of VA in the base rate proceeding discussed previously. Washington Gas believes that it is reasonably possible that the position it has taken on this matter will be adopted by the SCC of VA in the pending rate case.

     The financial statements as of and for the quarter ended December 31, 2002 do not reflect any modification of depreciation rates for periods prior to November 12, 2002. However, Washington Gas did utilize the higher depreciation rates from November 12, 2002 forward. To the extent the position of the Staff of the SCC of VA is adopted by the SCC of VA in the current rate filing, Washington Gas would have to record a charge to income for additional depreciation expense, net of income tax benefits, calculated from January 1, 2002 to November 12, 2002, without a corresponding amount of revenue. The issue is still pending in the previously discussed rate case.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     WGL Holdings and its subsidiary, Washington Gas, have interest rate risk exposure related to long-term debt. Additionally, WGL Holdings’ subsidiary, WGEServices has price risk exposure related to gas marketing activities. For information regarding the exposure related to these risks, see the caption Price Risk Related to Retail Energy Marketing Operations in the Management’s Discussion and Analysis section of this document and in the caption Price Risk Related to Retail Energy-Marketing Operations and Item 7A in WGL Holdings’ and Washington Gas’ most recently filed Form 10-K. Neither WGL Holdings nor Washington Gas’ risk associated with interest rates have materially changed from September 30, 2002. At December 31, 2002, WGEServices’ open position was not material to WGL Holdings’ financial position or results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

     Senior management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of WGL Holdings, Inc.’s and Washington Gas Light Company’s disclosure controls and procedures as of a date within 90 days of the filing of this report. Based on this evaluation process, the Chief Executive Officer and the Chief Financial Officer have concluded that WGL Holdings, Inc.’s and Washington Gas Light Company’s disclosure controls and procedures are effective. Since the evaluation was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

99.0	Computation of Ratio of Earnings to Fixed Charges-WGL Holdings, Inc.

99.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends-WGL Holdings, Inc.

99.2	Computation of Ratio of Earnings to Fixed Charges-Washington Gas Light Company

99.3	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends-Washington Gas Light Company

99.4	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer, and Frederic M. Kline, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

•	Form 8-K filed November 20, 2002

District of Columbia Regulatory Matters

On October 29, 2002, the PSC of DC issued an order for Washington Gas Light Company (Washington Gas) to decrease rates. The order directs a decrease in overall annual revenues in the District of Columbia of approximately $7.5 million. On November 6, 2002, Washington Gas filed with the Public Service Commission of the District of Columbia (PSC of DC) an Application for Reconsideration of the order issued by the PSC of DC on October

29, 2002. Washington Gas claims that the PSC of DC made calculation errors that overstated the amount of the revenue reduction by $1.4 million. Washington Gas also claims that the PSC of DC failed to take into consideration legitimate costs and operating expenses incurred by Washington Gas and included in the evidentiary record of the case.

Virginia Regulatory Matters
As previously reported, on June 14, 2002, Washington Gas filed with the State Corporation Commission of Virginia (SCC of VA) an application to increase annual revenues in Virginia. The Shenandoah Division of Washington Gas is included in the filing. The request seeks to increase overall annual revenues by approximately $23.8 million. Washington Gas is requesting an overall rate of return of 9.42 percent and a return on common equity of 12.25 percent versus its current return on common equity of 11.50 percent for Washington Gas and 10.70 percent for Shenandoah Division.

Under the regulations of the SCC of VA, Washington Gas placed the entire amount of the requested revenue increase into effect on November 12, 2002, subject to refund based upon the SCC of VA’s final decision in the proceeding.

On November 15, 2002, the Staff of the SCC of VA (Staff) filed testimony in this proceeding in response to Washington Gas’ presentation. The Staff recommended that Washington Gas’ revenues are sufficient and do not need to be revised, but recommended that operating revenues for the Shenandoah Division be decreased by $1.4 million. The Staff’s estimate of the cost of equity for Washington Gas, including the Shenandoah Division, is a range between 9.50 percent and 10.50 percent.

•	Form 8-K filed December 13, 2002
On December 13, 2002, Moody’s Investors Service (Moody’s) reduced the rating on the senior unsecured debt of Washington Gas from Aa3 to A2. The rating of Washington Gas preferred stock was reduced from A2 to Baa1. The Washington Gas commercial paper rating was confirmed at P-1. Moody’s lowered the commercial paper rating of WGL Holdings, Inc. from P-1 to P-2. Moody’s indicated the ratings outlook is stable.

•	Form 8-K filed on January 14, 2003
On January 13, 2003, Washington Gas, a wholly owned subsidiary of WGL Holdings, Inc., received a Tolling Order (Order) from the Public Service Commission of the District of Columbia (PSC of DC). The Order extends the time for the PSC of DC to give a ruling on the reconsideration applications of Washington Gas, the Office of the People’s Counsel, and the Apartment and Office Building Association of Metropolitan Washington until February 13, 2003. This proceeding arises from the PSC of DC’s investigation into the reasonableness of Washington Gas’ existing rates and charges for gas service as well as a ruling of Washington Gas’ application to increase its existing rates and charges.

•	Form 8-K filed on February 11, 2003
On February 7, 2003, Washington Gas filed with the PSC of DC an application to increase rates. The request seeks to increase overall annual revenues in the District of Columbia by approximately $14.1 million, or 7.0 percent, to $214.2 million. The application seeks a return on common equity of 12.25 percent and an overall rate return of 9.25 percent.

    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WGL HOLDINGS, INC.

and

WASHINGTON GAS LIGHT COMPANY
(Co-Registrants)

Date: February 14, 2003	/s/ Mark P. O’Flynn
Mark P. O’Flynn
Controller
(Principal Accounting Officer)

CERTIFICATION OF WGL HOLDINGS, INC.

I, James H. DeGraffenreidt, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of WGL Holdings, Inc. and Washington Gas Light Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 12, 2003

/s/ James H. DeGraffenreidt, Jr.
James H. DeGraffenreidt, Jr.
Chairman and Chief Executive Officer

CERTIFICATION OF WGL HOLDINGS, INC.

I, Frederic M. Kline, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of WGL Holdings, Inc. and Washington Gas Light Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 12, 2003

/s/ Frederic M. Kline
Frederic M. Kline
Vice President and Chief Financial Officer

CERTIFICATION OF WASHINGTON GAS LIGHT COMPANY

I, James H. DeGraffenreidt, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of WGL Holdings, Inc. and Washington Gas Light Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

/s/ James H. DeGraffenreidt, Jr.
James H. DeGraffenreidt, Jr.
Chairman and Chief Executive Officer

CERTIFICATION OF WASHINGTON GAS LIGHT COMPANY

I, Frederic M. Kline, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of WGL Holdings, Inc. and Washington Gas Light Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4.	The registrants’ other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

/s/ Frederic M. Kline
Frederic M. Kline
Vice President and Chief Financial Officer