Form 10-Q
period 2003-03-31
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2003-05-15
CIK 104819, 1103601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	Exact name of registrant as		I.R.S.
Commission	specified in its charter and principal	State of	Employer
File Number	office address and telephone number	Incorporation	I.D. Number

1-16163	WGL Holdings, Inc. 1100 H Street, N.W. Washington, D.C. 20080 (703) 750-2000	Virginia	52-2210912

0-49807	Washington Gas Light Company 1100 H Street, N.W. Washington, D.C. 20080 (703) 750-4440	District of Columbia and Virginia	53-0162882

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to filing requirements for the past 90 days, Yes   X    No ______

Indicate by check mark whether each registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ______  No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

WGL Holdings common stock, no par value, outstanding as of April 30, 2003: 48,582,528 shares.

All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of April 30, 2003.

WGL Holdings, Inc.
Washington Gas Light Company
Part 1 – Financial Information *
Item 1– Financial Statements

TABLE OF CONTENTS

PART I.	Financial Information

Item 1.	Financial Statements:
	WGL Holdings, Inc.:
	Consolidated Balance Sheets	3
	Consolidated Statements of Income	4
	Consolidated Statements of Cash Flows	6

	Washington Gas Light Company:
	Balance Sheets	7
	Statements of Income	8
	Statements of Cash Flows	10

	Notes to Consolidated Financial Statement	11
	(WGL Holdings, Inc. and Washington Gas Light Company — Combined)

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	23
	WGL Holdings, Inc.	26
	Washington Gas Light Company	35

Item 3.	Quantitative and Qualitative Disclosures About
	Market Risk	43

Item 4.	Controls and Procedures	43

PART II.	Other Information

Item 4.	Submission of Matters to a vote of Security Holders	43

Item 6.	Exhibits and Reports on Form 8-K	44

Signature		47

Certifications		48

*	Filing Format-This Quarterly Report on Form 10-Q is a combined report being filed by two separate registrants: WGL Holdings, Inc. (WGL Holdings or the Company) and Washington Gas Light Company (Washington Gas or the regulated utility). Except where the content clearly indicates otherwise, any reference in the report to “WGL Holdings” or “the Company” is to the consolidated entity WGL Holdings and all of its subsidiaries, including Washington Gas, a distinct registrant that is a wholly owned subsidiary of WGL Holdings.

Part I — Financial Information of this Quarterly Report on Form 10-Q includes separate financial statements (i.e., balance sheets, statements of income and statements of cash flows) for consolidated WGL Holdings and Washington Gas.

WGL Holdings, Inc.
Part 1 – Financial Information
Item 1– Financial Statements

WGL Holdings, Inc.
Consolidated Balance Sheets (Unaudited)

	March 31,	September 30,
(Thousands)	2003	2002

ASSETS
Property, Plant and Equipment
At original cost	$2,503,651	$2,481,810
Accumulated depreciation and amortization	(884,250)	(874,967)

Net Property, Plant and Equipment	1,619,401	1,606,843

Current Assets
Cash and cash equivalents	18,432	2,529
Receivables
Accounts receivable	449,975	175,344
Gas costs due from customers	14,050	6,983
Accrued utility revenues	61,648	11,557
Allowance for doubtful accounts	(22,417)	(13,740)

Net Receivables	503,256	180,144

Materials and supplies—principally at average cost	11,857	13,088
Storage gas at cost (first-in, first-out)	25,386	99,087
Deferred income taxes	34,790	29,973
Other prepayments—principally taxes	11,482	13,422
Exchange gas imbalance—non-utility operations	203	329
Other	3,238	2,259

Total Current Assets	608,644	340,831

Deferred Charges and Other Assets
Regulatory assets
Gas Costs	11,131	5,272
Other	55,622	64,621
Prepaid qualified pension benefits	62,603	58,453
Other	21,839	37,644

Total Deferred Charges and Other Assets	151,195	165,990

Total Assets	$2,379,240	$2,113,664

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity (Note 4)	$868,225	$766,403
Washington Gas Light Company Preferred stock	28,173	28,173
Long-term debt (Note 3)	623,257	667,951

Total Capitalization	1,519,655	1,462,527

Current Liabilities
Notes payable and current maturities of long-term debt (Note 3)	138,949	133,261
Accounts payable	250,964	152,820
Accrued interest	3,094	3,308
Dividends declared	15,864	15,743
Customer deposits and advance payments	10,358	15,482
Gas costs due to customers	38,719	6,190
Accrued taxes	79,035	9,957
Other	2,606	750

Total Current Liabilities	539,589	337,511

Deferred Credits
Unamortized investment tax credits	16,290	16,739
Deferred income taxes	219,058	212,631
Accrued pensions and benefits	36,335	37,970
Other	48,313	46,286

Total Deferred Credits	319,996	313,626

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$2,379,240	$2,113,664

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements

WGL Holdings, Inc.
Part 1 – Financial Information
Item 1– Financial Statements (continued)

WGL Holdings, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,

(Thousands, Except Per Share Data)	2003	2002

UTILITY OPERATIONS
Operating Revenues	$620,208	$379,394
Less: Cost of gas	366,763	189,200
Revenue taxes	16,029	11,779

Utility Net Revenues	237,416	178,415

Other Operating Expenses
Operation	46,115	43,743
Maintenance	9,931	8,596
Depreciation and amortization	21,189	18,048
General taxes	11,849	10,769
Income taxes	54,443	34,139

Utility Other Operating Expenses	143,527	115,295

Utility Operating Income	93,889	63,120

NON-UTILITY OPERATIONS
Operating Revenues
Retail energy-marketing	222,692	172,897
Heating, ventilating and air conditioning	7,551	12,016
Other non-utility	622	512

Non-Utility Operating Revenues	230,865	185,425

Equity Loss in 50%-Owned Residential HVAC Investment (Note 7)	—	(2,115)
Impairment of Residential HVAC Investment (Note 7)	—	(7,300)

Other Operating Expenses
Operating expenses	232,584	182,318
Income taxes (benefit)	(785)	1,173

Non-Utility Operating Expenses	231,799	183,491

Non-Utility Operating Income (Loss)	(934)	(7,481)

TOTAL OPERATING INCOME	92,955	55,639
Other Income (Expenses)—Net	(85)	1,782

INCOME BEFORE INTEREST EXPENSE	92,870	57,421

INTEREST EXPENSE
Interest on long-term debt	10,671	10,610
Other	906	721

Total Interest Expense	11,577	11,331
DIVIDENDS ON WASHINGTON GAS PREFERRED STOCK	330	330

NET INCOME (APPLICABLE TO COMMON STOCK)	$80,963	$45,760

AVERAGE COMMON SHARES OUTSTANDING	48,582	48,565

EARNINGS PER AVERAGE COMMON SHARE—BASIC (Note 6)	$1.67	$0.94

EARNINGS PER AVERAGE COMMON SHARE—DILUTED (Note 6)	$1.66	$0.94

DIVIDENDS DECLARED PER COMMON SHARE	$0.32	$0.3175

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL Holdings, Inc.
Part 1 – Financial Information
Item 1– Financial Statements (continued)

WGL Holdings, Inc.
Consolidated Statements of Income (Unaudited)

	Six Months Ended
	March 31,

(Thousands, Except Per Share Data)	2003	2002

UTILITY OPERATIONS
Operating Revenues	$995,200	$646,050
Less: Cost of gas	559,299	315,733
Revenue taxes	25,816	19,644

Utility Net Revenues	410,085	310,673

Other Operating Expenses
Operation	91,901	81,084
Maintenance	19,278	18,234
Depreciation and amortization	40,804	35,699
General taxes	21,457	18,071
Income taxes	82,343	53,486

Utility Other Operating Expenses	255,783	206,574

Utility Operating Income	154,302	104,099

NON-UTILITY OPERATIONS
Operating Revenues
Retail energy-marketing	396,633	302,009
Heating, ventilating and air conditioning	18,140	32,772
Other non-utility	1,120	1,084

Non-Utility Operating Revenues	415,893	335,865

Equity Loss in 50%-Owned Residential HVAC Investment (Note 7)	—	(2,822)
Impairment of Residential HVAC Investment (Note 7)	—	(7,300)

Other Operating Expenses
Operating expenses	411,698	329,715
Income taxes	2,407	2,209

Non-Utility Operating Expenses	414,105	331,924

Non-Utility Operating Income (Loss)	1,788	(6,181)

TOTAL OPERATING INCOME	156,090	97,918
Other Income (Expenses)—Net	631	1,980

INCOME BEFORE INTEREST EXPENSE	156,721	99,898

INTEREST EXPENSE
Interest on long-term debt	21,623	21,363
Other	1,853	1,878

Total Interest Expense	23,476	23,241
DIVIDENDS ON WASHINGTON GAS PREFERRED STOCK	660	660

NET INCOME (APPLICABLE TO COMMON STOCK)	$132,585	$75,997

AVERAGE COMMON SHARES OUTSTANDING	48,578	48,561

EARNINGS PER AVERAGE COMMON SHARE—BASIC (Note 6)	$2.73	$1.56

EARNINGS PER AVERAGE COMMON SHARE—DILUTED (Note 6)	$2.72	$1.56

DIVIDENDS DECLARED PER COMMON SHARE	$0.6375	$0.6325

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL Holdings, Inc.
Part 1 – Financial Information
Item 1– Financial Statements (continued)

WGL Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	March 31,

(Thousands)	2003	2002

OPERATING ACTIVITIES
Net income (applicable to common stock)	$132,585	$75,997

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization (a)	44,625	38,657
Deferred income taxes—net	2,276	(17,367)
Amortization of investment tax credits	(449)	(452)
Accrued/deferred pension cost	(2,470)	(7,041)
Allowance for funds used during construction	90	—
Equity loss in 50%-owned residential HVAC investment (Note 7)	—	2,822
Impairment of residential HVAC investment (Note 7)	—	7,300
Other non-cash charges (credits)—net	(920)	830

CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and accrued utility revenues	(316,045)	(162,505)
Gas costs due from/to customers—net	25,462	27,249
Storage gas	73,701	108,944
Other prepayments—principally taxes	1,940	6,390
Accounts payable	97,241	(7,729)
Wages payable	903	(176)
Customer deposits and advance payments	(5,124)	818
Accrued taxes	69,078	38,763
Accrued interest	(214)	79
Pipeline refunds due to customers	2,020	(150)
Deferred purchased gas costs—net	(5,860)	11,553
Exchange gas imbalance—non-utility operations	126	605
Other—net	(4,911)	6,824

Net Cash Provided by Operating Activities	114,054	131,411

FINANCING ACTIVITIES
Long-term debt issued	93	66,351
Long-term debt retired	(59,060)	(30,106)
Debt issuance costs	(217)	(500)
Notes payable	19,868	(47,141)
Dividends on common stock	(30,849)	(30,595)
Other financing activities	818	371

Net Cash Used in Financing Activities	(69,347)	(41,620)

INVESTING ACTIVITIES
Capital expenditures	(60,508)	(68,552)
Net proceeds from the sale of assets (Note 11)	19,619	—
50%-owned residential HVAC investment (Note 7)	—	(2,450)
Other investing activities	12,085	(16,487)

Net Cash Used in Investing Activities	(28,804)	(87,489)

INCREASE IN CASH AND CASH EQUIVALENTS (b)	15,903	2,302

Cash and Cash Equivalents at Beginning of Year (b)	2,529	12,104

Cash and Cash Equivalents at End of Period (b)	$18,432	$14,406

(a) Includes amounts charged to other accounts
(b) Cash equivalents are highly liquid investments with a maturity of three months or less when purchased

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$20,027	$30,569
Interest paid	$22,777	$22,636

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Washington Gas Light Company
Part 1 – Financial Information
Item 1– Financial Statements (continued)

Washington Gas Light Company
Balance Sheets (Unaudited)

	March 31,	September 30,
	2003	2002

(Thousands)
ASSETS
Property, Plant and Equipment
At original cost	$2,479,223	$2,457,673
Accumulated depreciation and amortization	(867,814)	(859,505)

Net Property, Plant and Equipment	1,611,409	1,598,168

Current Assets
Cash and cash equivalents	18,339	2,637
Receivables
Accounts receivable	289,964	63,055
Gas costs due from customers	14,050	6,983
Accrued utility revenues	61,648	11,557
Allowance for doubtful accounts	(16,991)	(9,395)

Net Receivables	348,671	72,200

Materials and supplies—principally at average cost	11,627	12,858
Storage gas—at cost (first-in, first-out)	18,462	69,207
Deferred income taxes	29,528	25,387
Other prepayments—principally taxes	6,845	8,316
Receivables from associated companies (Note 10)	—	4,341

Total Current Assets	433,472	194,946

Deferred Charges and Other Assets
Regulatory assets
Gas costs	11,131	5,272
Other	55,622	64,621
Prepaid qualified pension benefits	62,291	58,162
Other	18,889	30,968

Total Deferred Charges and Other Assets	147,933	159,023

Total Assets	$2,192,814	$1,952,137

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity (Note 4)	$828,914	$730,320
Preferred stock	28,173	28,173
Long-term debt (Note 3)	623,193	667,852

Total Capitalization	1,480,280	1,426,345

Current Liabilities
Notes payable and current maturities of long-term debt (Note 3)	62,706	67,943
Accounts payable	181,860	96,150
Accrued interest	3,094	3,308
Dividends declared	15,889	15,764
Customer deposits and advance payments	10,358	15,482
Gas costs due to customers	38,719	6,190
Accrued taxes	74,609	7,220
Payable to associated companies (Note 10)	3,448	692
Other	2,048	29

Total Current Liabilities	392,731	212,778

Deferred Credits
Unamortized investment tax credits	16,265	16,711
Deferred income taxes	220,415	214,200
Accrued pensions and benefits	36,214	37,848
Other	46,909	44,255

Total Deferred Credits	319,803	313,014

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$2,192,814	$1,952,137

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Washington Gas Light Company
Part 1 – Financial Information
Item 1– Financial Statements (continued)

Washington Gas Light Company
Statements of Income (Unaudited)

	Three Months Ended
	March 31,

(Thousands)	2003	2002

UTILITY OPERATIONS
Operating Revenues (Note 10)	$626,424	$385,046
Less: Cost of gas (Note 10)	372,979	194,852
Revenue taxes	16,029	11,779

Utility Net Revenues	237,416	178,415

Other Operating Expenses
Operation (Note 10)	46,518	44,261
Maintenance	9,883	8,553
Depreciation and amortization	21,019	17,882
General taxes	11,840	10,678
Income taxes	54,374	34,009

Utility Other Operating Expenses	143,634	115,383

Utility Operating Income	93,782	63,032

NON-UTILITY OPERATIONS
Non- Utility Operating Revenues
Other non-utility	598	456

Non-Utility Operating Revenues	598	456

Other Expenses (Income)
Operating expenses	—	350
Income taxes	111	41

Non-Utility Operating Expenses	111	391

Non-Utility Operating Income	487	65

TOTAL OPERATING INCOME	94,269	63,097
Other Income (Expenses)—Net	(81)	2,815

INCOME BEFORE INTEREST EXPENSE	94,188	65,912

INTEREST EXPENSE
Interest on long-term debt	10,671	10,610
Other	996	992

Total Interest Expense	11,667	11,602

NET INCOME (BEFORE PREFERRED STOCK DIVIDENDS)	82,521	54,310
DIVIDENDS ON PREFERRED STOCK	330	330

NET INCOME APPLICABLE TO COMMON STOCK	$82,191	$53,980

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Washington Gas Light Company
Part 1 – Financial Information
Item 1– Financial Statements (continued)

Washington Gas Light Company
Statements of Income (Unaudited)

	Six Months Ended
	March 31,

(Thousands)	2003	2002

UTILITY OPERATIONS
Operating Revenues (Note 10)	$1,005,129	$655,685
Less: Cost of gas (Note 10)	569,228	325,368
Revenue taxes	25,816	19,644

Utility Net Revenues	410,085	310,673

Other Operating Expenses
Operation (Note 10)	92,697	82,107
Maintenance	19,155	18,150
Depreciation and amortization	40,464	35,368
General taxes	21,384	17,905
Income taxes	82,241	53,262

Utility Other Operating Expenses	255,941	206,792

Utility Operating Income	154,144	103,881

NON-UTILITY OPERATIONS
Non- Utility Operating Revenues
Other non-utility	1,029	928

Non-Utility Operating Revenues	1,029	928

Other Operating Expenses (Income)
Operating expenses	9	738
Income taxes	402	21

Non-Utility Operating Expenses	411	759

Non-Utility Operating Income	618	169

TOTAL OPERATING INCOME	154,762	104,050
Other Income (Expenses)—Net	(938)	3,614

INCOME BEFORE INTEREST EXPENSE	153,824	107,664

INTEREST EXPENSE
Interest on long-term debt	21,623	21,363
Other	2,049	2,408

Total Interest Expense	23,672	23,771

NET INCOME (BEFORE PREFERRED STOCK DIVIDENDS)	130,152	83,893
DIVIDENDS ON PREFERRED STOCK	660	660

NET INCOME APPLICABLE TO COMMON STOCK	$129,492	$83,233

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Washington Gas Light Company
Part 1 – Financial Information
Item 1– Financial Statements (continued)

Washington Gas Light Company
Statements of Cash Flows (Unaudited)

	Six Months Ended
	March 31,

(Thousands)	2003	2002

OPERATING ACTIVITIES
Net income (before Preferred Stock Dividends)	$130,152	$83,893

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization (a)	43,759	37,785
Deferred income taxes—net	2,742	(15,442)
Amortization of investment tax credits	(446)	(449)
Accrued/deferred pension cost	(2,449)	(6,962)
Allowance for funds used during construction	90	—
Other non-cash charges and (credits)—net	(1,013)	807

CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and accrued utility revenues and receivables from associated companies	(265,063)	(115,469)
Gas costs due from/to customers—net	25,462	27,249
Storage gas	50,745	87,242
Other prepayments—principally taxes	1,472	6,153
Accounts payable	87,746	(19,100)
Wages payable	717	(493)
Customer deposits and advance payments	(5,124)	818
Accrued taxes	67,389	40,547
Accrued Interest	(214)	79
Pipeline refunds due to customers	2,020	(150)
Deferred purchased gas costs—net	(5,860)	11,553
Other—net	(3,318)	5,794

Net Cash Provided by Operating Activities	128,807	143,855

FINANCING ACTIVITIES
Long-term debt issued	—	66,279
Long-term debt retired	(58,896)	(29,952)
Debt issuance costs	(124)	(500)
Paid-in capital	—	20,186
Notes payable	8,906	(79,251)
Dividends on common and preferred stock	(31,379)	(31,246)
Other financing activities	557	223

Net Cash Used in Financing Activities	(80,936)	(54,261)

INVESTING ACTIVITIES
Capital expenditures	(60,002)	(68,595)
Net proceeds from sale of assets (Note 11)	16,000	—
Other investing activities	11,833	(16,487)

Net Cash Used in Investing Activities	(32,169)	(85,082)

INCREASE IN CASH AND CASH EQUIVALENTS (b)	15,702	4,512

Cash and Cash Equivalents at Beginning of Year (b)	2,637	7,537

Cash and Cash Equivalents at End of Period (b)	$18,339	$12,049

(a) Includes amounts charged to other accounts
(b) Cash equivalents are highly liquid investments with a maturity of three months or less when purchased

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$18,912	$30,298
Interest paid	$22,376	$22,314

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WGL Holdings, Inc.
Washington Gas Light Company

Part 1 – Financial Information
Item 1 – Financial Statements (continued)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1—ACCOUNTING POLICIES

     General

     WGL Holdings, Inc. (WGL Holdings or the Company) has four wholly owned subsidiaries that include Washington Gas Light Company (Washington Gas or the regulated utility), Crab Run Gas Company, Hampshire Gas Company and Washington Gas Resources Corporation (Washington Gas Resources). Washington Gas Resources owns most of the Company’s non-regulated subsidiaries that, among others, include American Combustion Industries, Inc. (ACI), Washington Gas Energy Services, Inc. (WGEServices), WG Maritime Plaza 1, Inc. and Washington Gas Energy Systems, Inc. (WGESystems). Until October 15, 2002, WGL Holdings had a 50-percent equity investment in Primary Investors, LLC (Primary Investors). Please refer to WGL Holdings fiscal year 2002 Annual Report on Form 10-K for additional information on the corporate structure.

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

     Basis of Presentation of Financial Statements

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

WGL Holdings, Inc.
Washington Gas Light Company

Part 1 – Financial Information
Item 1 – Financial Statements (continued)

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

     Rate Refunds Due to Customers

     If the regulated utility were to file a request with a state regulatory commission to modify customers’ rates, the regulated utility could at a point in time after the initial filing, depending on the jurisdiction, begin to charge customers the new rates, until the regulatory commission renders a final decision. During this interim period, the regulated utility would potentially record a provision for a rate refund based on the difference between the amount it collected in rates subject to refund and the amount it expected to recover pending the final regulatory decision. Similarly, Washington Gas periodically records provisions for rate refunds related to other transactions of the regulated utility. Actual results related the these regulatory contingencies are difficult to predict and could differ significantly from the estimates in the financial statements. When necessary, in Management’s judgement, Washington Gas establishes an estimated refund to customers.

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

WGL Holdings, Inc.
Washington Gas Light Company

Part 1 – Financial Information
Item 1 – Financial Statements (continued)

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

     Derivative Activities

     The Company applies the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133, as amended, requires derivative instruments, including certain derivative instruments embedded in other contracts, to be recorded at fair value as either an asset or a liability. Changes in the derivative’s fair value are recorded in earnings, unless the derivative meets specific hedge accounting criteria. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. SFAS No. 133 requires that the Company formally document, designate and assess the effectiveness of derivatives that are accounted for as hedging instruments. The Company has not designated any derivatives as hedging instruments.

     Recent Accounting Standards

     Effective October 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires goodwill no longer be amortized over an estimated useful life, but rather be tested annually for impairment and written down to the extent the test indicates the existence of an impairment. Upon implementation of this Statement, the transition impairment test for goodwill was performed as of October 1, 2002, and no impairment loss was recorded. The adoption of SFAS No. 142 did not have any effect on the Company’s financial statements during the quarter ended March 31, 2003. The amount of the amortization expense for the three and six months ended March 31, 2002 was not material. Elimination of goodwill amortization does not have a significant impact on the financial statements.

     Effective October 1, 2002, the Company also adopted SFAS No. 143, Accounting for Asset Retirement Obligations (ARO). The standard requires that the Company identify legal obligations associated with the retirement of tangible long-lived assets. Liabilities must be recognized and measured at fair value when it is determined that there is a legal obligation associated with the retirement of tangible long-lived assets. The cost associated with the recognition of the liability for asset retirement obligations is capitalized as part of the related asset’s book cost and is depreciated over the expected life o f the asset. If a legal obligation does not exist, or if it can not

WGL Holdings, Inc.
Washington Gas Light Company

Part 1 – Financial Information
Item 1 – Financial Statements (continued)

be measured due to uncertainty about the estimated amounts, then the accounting for the asset retirement cost is not affected. The adoption of SFAS No. 143 did not have a material effect on the Company’s financial statements during the quarter and six months ended March 31, 2003, since the Company did not have a legal obligation to retire its tangible long-lived assets or, for certain immaterial assets, the Company could not estimate the ARO. The regulated utility currently accrues costs of removal on many regulated, long-lived assets through depreciation expense, with a corresponding credit to accumulated depreciation, as allowed by the regulatory commissions that have jurisdiction over its retail rates. However, because these removal costs meet the requirements of SFAS 71, these accumulated costs are not classified as liabilities. The regulated utility is in the process of determining the amount of the accumulated removal costs included in the accumulated depreciation reserve and will disclose them in the future.

     In November 2002, the FASB issued Financial Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 expands disclosures made by a guarantor in its financial statements about its obligations under certain guarantees it has issued and requires certain disclosures for product warranties and other contracts that are excluded from initial recognition and measurement. The interpretation requires, upon issuance of a guarantee, a company to recognize a liability at fair value. FIN No. 45 supercedes and incorporates FIN No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others. The provisions of this Interpretation are effective for fiscal years ending after December 15, 2002. Management has reviewed the effects of adopting this standard and believes that it will not have a material effect, if any, on the Company’s financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002. Management has reviewed the effects of adopting this standard and believes that it will not have a material effect on the Company’s financial statements. As reflected in Note 11 of the Notes to Consolidated Financial Statements of the Company’s fiscal year 2002 Annual Report on Form 10-K, for the year ended September 30, 2002, this issue would have no effect on reported diluted earnings per share and would reduce basic earnings by $0.01 per share.

      In April 2003, FASB approved certain decisions on its stock-based compensation project. Some of the key decisions reached by the FASB were that stock-based compensation should be recognized in the income statement as an expense and that the expense should be measured as of the grant date at fair value. A significant issue yet to be addressed by the FASB is the determination of the appropriate fair value measure. The FASB has not scheduled when it will deliberate additional issues in this project, however, the FASB plans to issue an exposure draft in 2003 that could become effective in 2004.

     In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149). SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative according to SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. In addition, the statement amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. The requirement of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of the statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. Management is currently evaluating the impacts, if any, of SFAS No. 149 on the Company’s financial statements.

     NOTE 2—SHORT-TERM DEBT

     On May 2, 2003, WGL Holdings and Washington Gas executed new revolving credit agreements with a banking group in the amounts of $130 million and $175 million respectively. The new credit agreements replace previously existing credit agreements of $85 million for WGL Holdingsand $220 million for Washington Gas. WGL Holdings and Washington Gas pay facility fees of 13 basis points and 11 basis points, respectively, for the new revolving credit agreements, which will expire on May 1, 2004. Other permanent and seasonal bank lines of credit available to WGL Holdings and Washington Gas during the period October 1, 2002 through March 31, 2003 had expired or were terminated as of May 2, 2003.

     NOTE 3—LONG-TERM DEBT

     Unsecured Medium-Term Notes

     The regulated utility issues unsecured Medium-Term Notes (MTNs) with individual terms regarding interest rates, maturities and call or put options that are an integral part of the basic debt instrument. These notes can have maturity dates of one or more years from date of issuance. During the three months ended March 31, 2003 the regulated utility did not issue any unsecured MTNs. Washington Gas filed a new $250.0 million shelf registration that was declared effective by the SEC on April 24, 2003. The table below reflects notes payable and current maturities of long-term debt as of March 31, 2003 and September 30, 2002.

WGL Holdings, Inc.
Washington Gas Light Company

Part 1 – Financial Information
Item 1 – Financial Statements (continued)

WGL Holdings, Inc.

	As of	As of
(In thousands)	March 31, 2003	September 30, 2002

Current Maturities of Long-Term Debt	$28,217	$42,396
Notes Payable	110,732	90,865

Total	$138,949	$133,261

Washington Gas Light Company

	As of	As of
(In thousands)	March 31, 2003	September 30, 2002

Current Maturities of Long-Term Debt	$28,095	$42,238
Notes Payable	34,611	25,705

Total	$62,706	$67,943

     NOTE 4–COMMON SHAREHOLDERS’ EQUITY

     The tables below reflects the elements of common shareholders’ equity as of March 31, 2003 and September 30, 2002.

WGL Holdings, Inc.

	As of	As of
(In thousands)	March 31, 2003	September 30, 2002

Common Stock ,no par value, 120,000,000 shares authorized, 48,650,635 shares issued	$471,497	$471,497
Paid-in capital	1,967	1,645
Retained earnings	397,291	295,676
Deferred compensation	(55)	(120)
Other comprehensive income	(676)	—
Treasury stock—at cost, 68,024 and 85,968 shares, respectively	(1,799)	(2,295)

Total	$868,225	$766,403

Washington Gas Light Company

	As of	As of
(In thousands)	March 31, 2003	September 30, 2002

Common Stock ,no par value, 80,000,000 Shares authorized, 46,479,536 shares issued	$46,479	$46,479
Paid-in capital	450,201	449,518
Retained earnings	332,965	234,443
Deferred compensation	(55)	(120)
Other comprehensive income	(676)	—

Total	$828,914	$730,320

     NOTE 5—COMPREHENSIVE INCOME

     The table below reflects the elements of comprehensive income. Items that are excluded from net income and charged directly to common shareholder’s equity are accumulated in Other comprehensive income. The amount of accumulated other comprehensive income is included in Common Shareholders’ Equity.

WGL Holdings, Inc.
Washington Gas Light Company

Part 1 – Financial Information
Item 1 – Financial Statements (continued)

	Three Months Ended		Six Months Ended
	March 31, 2003		March 31, 2003

	WGL	Washington	WGL	Washington
(In thousands)	Holdings	Gas	Holdings	Gas

Net Income	$80,963	$82,191	$132,585	$129,492
Other comprehensive income, net of tax:
Minimum pension liability adjustment	112	112	(676)	(676)

Comprehensive Income	$81,075	$82,303	$131,909	$128,816

     NOTE 6—EARNINGS PER SHARE

     Basic earnings per average common share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period. The following tables show the computation of basic and diluted EPS of WGL Holdings for the three and six months ended March 31, 2003 and 2002.

Basic and Diluted Earnings Per Average Common Share

	Net		Per Share
(Thousands, Except Per Share Data)	Income	Shares	Amount

For the Three Months Ended Mar. 31, 2003
Basic EPS:
Net Income	$80,963	48,582	$1.67
Stock-Based Compensation Plans		156

Diluted EPS:
Net Income	$80,963	48,738	$1.66

For the Three Months Ended Mar. 31, 2002
Basic EPS:
Net Income	$45,760	48,565	$0.94
Stock-Based Compensation Plans		86

Diluted EPS:
Net Income	$45,760	48,651	$0.94

For the Six Months Ended Mar. 31, 2003
Basic EPS:
Net Income	$132,585	48,578	$2.73
Stock-Based Compensation Plans		147

Diluted EPS:
Net Income	$132,585	48,725	$2.72

For the Six Months Ended Mar. 31, 2002
Basic EPS:
Net Income	$75,997	48,561	$1.56
Stock-Based Compensation Plans		84

Diluted EPS:
Net Income	$75,997	48,645	$1.56

     NOTE 7——LIMITED LIABILITY COMPANY INVESTMENT

     On September 20, 2002, WGL Holdings and Thayer Capital Partners (Thayer) entered into an agreement to restructure Primary Investors such that WGL Holdings has no liability or financial commitment to Thayer, Primary Investors or any subsidiary of Primary Investors. On October 15, 2002, WGL Holdings and Primary Investors executed a final closing and transferred all of its

WGL Holdings, Inc.
Washington Gas Light Company

Part 1 – Financial Information
Item 1 – Financial Statements (continued)

interest in Primary Investors to Thayer. Since September 30, 2002, the Company had no net investment in this equity venture. This investment had no effect on net income in the quarter or six months ended March 31, 2003.

     NOTE 8—DERIVATIVE ACTIVITY

     Washington Gas enters into forward contracts for the purchase of natural gas that qualify as derivatives under SFAS No. 133. Washington Gas has elected to exempt such contracts as normal purchases and sales, as defined by SFAS No. 133. Certain contracts meet the definition of a derivative and are recorded on the balance sheet at fair value, as a liability. Because such contracts relate to the acquisition of natural gas under a hedging program providing for recovery of the actual cost, which has been approved by the regulatory bodies in the District of Columbia, Maryland and Virginia, offsetting mark-to-market amounts are recorded as a regulatory asset. The fair value of these contracts at September 30, 2002 was $1.3 million and at March 31, 2003 was $112,000.

     The Company’s non-regulated retail energy-marketing subsidiary, WGEServices held a heating degree day option contract as of March 31, 2003. WGEServices uses this instrument to manage the risk of increased usage caused by colder-than-normal weather for a limited number of its customers, where such customers have chosen a fixed price and volume service. This contract pays WGEServices a fixed dollar amount for every heating degree day over a specified level (strike) during the calculation period. The contract is accounted for under guidelines issued by the Emerging Issues Task Force (EITF) of the FASB in issue 99-2 and is excluded from the definition of a hedge contract under SFAS No. 133.

     NOTE 9—OPERATING SEGMENT REPORTING

     WGL Holdings reports three operating segments: 1) regulated utility; 2) retail energy-marketing; and 3) heating ventilating and air conditioning (HVAC) activities.

     With approximately 92 percent of WGL Holdings’ assets, the regulated utility segment is its core business. Represented almost entirely by Washington Gas, the regulated utility segment provides regulated gas distribution services (including the purchase and delivery of natural gas, meter reading, responding to customer inquiries and bill preparation) to customers in metropolitan Washington, D.C. and parts of Maryland and Virginia. In addition, the regulated utility segment also includes an underground natural gas storage facility that is regulated by the Federal Energy Regulatory Commission and operated on behalf of Washington Gas.

     Through WGEServices, the retail energy-marketing segment sells natural gas and electricity directly to customers, both inside and outside Washington Gas’ traditional service territory, in competition with unregulated gas and electricity marketers. Through two wholly owned subsidiaries, WGESystems and ACI, the HVAC segment designs, renovates and services mechanical heating, ventilating and air conditioning systems for commercial and governmental customers. In the three and six months periods ended March 31, 2002, the HVAC segment also included the results of the Company’s 50-percent equity investment in Primary Investors, an entity that provided HVAC services to residential customers. The Company terminated its interest in Primary Investors in October 2002. (Please see Note 7 of the Notes to Consolidated Financial Statements).

WGL Holdings, Inc.
Washington Gas Light Company

Part 1 – Financial Information
Item 1 – Financial Statements (continued)

     The following table presents operating segment information.

OPERATING SEGMENT FINANCIAL INFORMATION

		Non-Utility Operations

	Regulated	Retail Energy				Eliminations/
(Thousands)	Utility	Marketing	HVAC	Other Activities	Total	Other	Consolidated

Three Months Ended March 31, 2003

Total Revenues	$626,425	$222,692	$7,551	$622	$230,865	$(6,217)	$851,073
Operating Expenses
Depreciation and Amortization	21,189	74	33	156	263	—	21,452
Other Operating Expenses (a)	456,904	223,500	7,941	880	232,321	(6,217)	683,008
Income Tax Expense (Benefit)	54,443	(428)	(205)	(152)	(785)	—	53,658

Total Operating Expenses	532,536	223,146	7,769	884	231,799	(6,217)	758,118

Operating Income (Loss)	93,889	(454)	(218)	(262)	(934)	—	92,955
Interest Expense – Net	11,361	144	5	454	603	(387)	11,577
Other Non-Operating Inc. (Exp.) (b)	(68)	—	(8)	378	370	(387)	(85)
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330

Net Income (Loss)	$82,130	$(598)	$(231)	$(338)	$(1,167)	$—	$80,963

Total Assets	$2,182,986	$156,700	$24,857	$14,697	$196,254	$—	$2,379,240

Capital Expenditures	$32,204	$6	$16	$12	$34	$—	$32,238

Three Months Ended March 31, 2002 (c)
Total Revenues	$385,708	$172,897	$12,016	$512	$185,425	$(6,314)	$564,819
Operating Expenses
Depreciation and Amortization	18,048	97	151	152	400	—	18,448
Other Operating Expenses (a)	270,401	170,503	10,999	416	181,918	(6,314)	446,005
Income Tax Expense (Benefit)	34,139	724	480	(31)	1,173	—	35,312

Total Operating Expenses	322,588	171,324	11,630	537	183,491	(6,314)	499,765
Equity in Net Loss of Affiliate	—	—	(2,115)	—	(2,115)	—	(2,115)

Operating Income (Loss)	63,120	1,573	(1,729)	(25)	(181)	—	62,939
Interest Expense – Net	10,953	246	122	10	378	—	11,331
Other Non-Operating Inc. (Exp.) (b)	1,719	—	63	—	63	—	1,782
Residential HVAC impairment	—	—	(7,300)		(7,300)	—	(7,300)

Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330

Net Income (Loss)	$53,556	$1,327	$(9,088)	$(35)	$(7,796)	$—	$45,760

Total Assets	$2,011,690	$119,183	$27,962	$12,058	$159,203	$(18,799)	$2,152,094

Capital Expenditures/Investments	$39,896	$—	$2,019	$—	$2,019	$(8)	$41,907

(a)	Includes cost of gas and revenue taxes during all reported periods.
(b)	The amounts reported for Other Non-Operating Inc. (Exp.) are net of applicable income taxes.
(c)	Certain amounts in the fiscal year 2002 period have been reclassified to conform to the presentation of the current fiscal year period.

WGL Holdings, Inc.
Washington Gas Light Company

Part 1 – Financial Information
Item 1 – Financial Statements (continued)

OPERATING SEGMENT FINANCIAL INFORMATION

		Non-Utility Operations

	Regulated	Retail Energy				Eliminations/
(Thousands)	Utility	Marketing	HVAC	Other Activities	Total	Other	Consolidated

Six Months Ended March 31, 2003

Total Revenues	$1,005,128	$396,633	$18,140	$1,120	$415,893	$(9,928)	$1,411,093
Operating Expenses
Depreciation and Amortization	40,804	148	66	312	526	—	41,330
Other Operating Expenses (a)	727,679	390,090	19,143	1,939	411,172	(9,928)	1,128,923
Income Tax Expense (Benefit)	82,343	2,423	(448)	432	2,407	—	84,750

Total Operating Expenses	850,826	392,661	18,761	2,683	414,105	(9,928)	1,255,003

Operating Income (Loss)	154,302	3,972	(621)	(1,563)	1,788	—	156,090
Interest Expense – Net	23,073	280	9	399	688	(285)	23,476
Other Non-Operating Inc. (Exp.) (b)	(1,528)	10	14	2,420	2,444	(285)	631
Dividends on Washington Gas Preferred Stock	660	—	—	—	—	—	660

Net Income (Loss)	$129,041	$3,702	$(616)	$458	$3,544	$—	$132,585

Total Assets	$2,182,986	$156,700	$24,857	$14,697	$196,254	$—	$2,379,240

Capital Expenditures	$60,313	$8	$175	$12	$195	$—	$60,508

Six Months Ended March 31, 2002 (c)
Total Revenues	$657,012	$302,009	$32,772	$1,084	$335,865	$(10,962)	$981,915
Operating Expenses
Depreciation and Amortization	35,699	224	302	310	836	—	36,535
Other Operating Expenses (a)	463,728	297,834	30,136	909	328,879	(10,962)	781,645
Income Tax Expense (Benefit)	53,486	1,215	1,045	(51)	2,209	—	55,695

Total Operating Expenses	552,913	299,273	31,483	1,168	331,924	(10,962)	873,875
Equity in Net Loss of Affiliate	—	—	(2,822)	—	(2,822)	—	(2,822)

Operating Income (Loss)	104,099	2,736	(1,533)	(84)	1,119	—	105,218
Interest Expense – Net	22,480	479	269	13	761	—	23,241
Other Non-Operating Inc. (Exp.) (b)	1,889	—	91	—	91	—	1,980
Residential HVAC impairment	—	—	(7,300)	—	(7,300)	—	(7,300)

Dividends on Washington Gas Preferred Stock	660	—	—	—	—	—	660

Net Income (Loss)	$82,848	$2,257	$(9,011)	$(97)	$(6,851)	$—	$75,997

Total Assets	$2,011,690	$119,183	$27,962	$12,058	$159,203	$(18,799)	$2,152,094

Capital Expenditures/Investments	$68,711	$—	$2,442	$—	$2,442	$(151)	$71,002

(a)	Includes cost of gas and revenue taxes during all reported periods.
(b)	The amounts reported for Other Non-Operating Inc. (Exp.) are net of applicable income taxes.
(c)	Certain amounts in the fiscal year 2002 period have been reclassified to conform to the presentation of the current fiscal year period.

WGL Holdings, Inc.
Washington Gas Light Company

Part 1 – Financial Information
Item 1 – Financial Statements (continued)

     NOTE 10—TRANSACTIONS BETWEEN WASHINGTON GAS AND AFFILIATES

     Washington Gas and other subsidiaries of WGL Holdings may engage in transactions during the ordinary course of business. All significant intercompany transactions and balances have been eliminated from the consolidated financial statements of WGL Holdings.

     Washington Gas provides administrative and general support to affiliates and prepares consolidated tax returns, which include affiliated company tax obligations. All such costs that are billed to affiliates are settled with a cash transfer or reflected in “Receivables from associated companies” or “Payables to associated companies” on Washington Gas’ Balance Sheet. Washington Gas may also, on occasion, borrow funds from, or lend funds to, affiliated companies through the operation of a money pool. The Washington Gas balance sheets reflect a net payable of $3.4 million at March 31, 2003, and a net receivable of $3.6 million at September 30, 2002, for money pool balances. All affiliated company transactions, including these balances, were eliminated from the WGL Holdings Consolidated Balance Sheet in accordance with GAAP. Additionally, Washington Gas provides system balancing services to all energy marketers participating in the customer choice programs on its facilities under approved tariffs, including $6.2 million and $9.9 million of charges to WGEServices, an affiliated energy marketer, for balancing services in the three and six month periods ended March 31, 2003, respectively. In the three and six month periods ended March 31, 2002, the charges for balancing services were $5.7 million and $9.6 million, respectively.

   NOTE 11—SALE OF HEADQUARTERS PROPERTY

     Results for the quarter ended March 31, 2003 reflect a gain of $2.5 million after income taxes related to the sale of the Company’s headquarters building and land located in downtown Washington, D.C. This gain was reported in Other Income (Expenses) in accordance with regulatory accounting. Results for the quarter ended March 31, 2003 also reflect Company estimates for potential refunds to customers based on the outcome of regulatory decisions related to this gain.

   NOTE 12—COMMITMENTS AND CONTINGENCIES

     Certain legal and administrative proceedings, incidental to the Company’s business including rate case contingencies involve WGL Holdings and/or its subsidiaries. In the opinion of management, the Company has recorded adequate provisions for probable losses or refunds to customers for rate case contingencies, in accordance with SFAS No. 5, Accounting for Contingencies. Washington Gas believes the amount of the refunds that are reasonably possible, in excess of the liability recorded at March 31, 2003, is approximately $8.0 million. Below is a description of some of the current regulatory proceedings.

     Virginia Jurisdiction

     On June 14, 2002, Washington Gas filed an application with the State Corporation Commission of Virginia (SCC of VA) to increase annual revenues in Virginia. The Shenandoah Gas Division of Washington Gas is included in the filing. The application requested to increase overall annual revenues by approximately $23.8 million. Washington Gas requested an overall rate of return of 9.42 percent and a return on common equity of 12.25 percent versus its current return on common equity of 11.50 percent for Washington Gas and 10.7 percent for Shenandoah Gas. Washington Gas also requested approval of an Incentive Rate Plan (IRP), which includes a 50/50 sharing between customers and Washington Gas of weather-normalized Virginia regulated earnings 100 basis points above or below the SCC of VA’s authorized return on equity. The incentive rate plan proposed no change in the method of recovering the cost of natural gas incurred by Washington Gas.

     On November 15, 2002, the Staff of the SCC of VA (Staff) filed testimony in response to Washington Gas’ presentation. The Staff took the position that Washington Gas’ revenues are sufficient and do not need to be revised, but recommended that operating revenues for the Shenandoah Gas Division be decreased by $1.4 million. The Staff’s estimate of the cost of equity for Washington Gas, including the Shenandoah Division, was a range between 9.50 percent and 10.50 percent. The Staff recommended the SCC of VA adopt a 10.0 percent return on equity for Washington Gas including the Shenandoah Division. Washington Gas filed rebuttal testimony in this proceeding on December 4, 2002. Hearings were held the week of December 16, 2002. At the hearing, Washington Gas withdrew the IRP from consideration in that proceeding but reserved the right to propose a performance-based rate plan in a future rate case. The other parties agreed to leave the record open to permit Washington gas to submit by January 10, 2003, the actuarial studies that support the reasonableness of the updated pension and Other Post Employment Benefits (OPEB) expenses proposed by Washington Gas.

WGL Holdings, Inc.
Washington Gas Light Company

Part 1 – Financial Information
Item 1 – Financial Statements (continued)

     On January 30, 2003, the Staff filed a motion that requested acceptance of the Staff’s comments and accompanying schedules that reflected revisions to the Staff’s original position. Based on its review of additional financial data and actuarial studies, the Staff supports the pension OPEB costs requested by Washington Gas. After appropriate revisions to reflect the Washington Gas’ proposed pension and OPEB costs, the Staff now supports an operating revenue increase of $5.0 million for Washington Gas and an operating revenue reduction of $1.2 million for the Shenandoah Division.

     Washington Gas cannot predict the ultimate outcome of this pending regulatory proceeding. Under the regulations of the SCC of VA, Washington Gas placed the requested general revenue increase into effect on November 12, 2002, subject to refund pending the SCC of VA’s final decision in the proceeding. Washington Gas has recorded a provision for rate refunds as of March 31, 2003, representing management’s judgment of the rate case outcome.

     Depreciation Issues

     In accordance with an Order of the SCC of VA, Washington Gas performed a depreciation study, using data as of December 31, 2000, to determine the adequacy of the current depreciation rates that Washington Gas uses to record depreciation expense for property located in its Virginia jurisdiction. Washington Gas submitted the study to the Staff in the first quarter of fiscal year 2002. Following discussions with the Staff, Washington Gas submitted an updated study based on data as of December 31, 2001, to the Staff in the third quarter of fiscal year 2002.

     The Staff issued a letter dated October 2, 2002, approving new depreciation rates for Washington Gas and the Shenandoah Gas Division that would increase annual depreciation expense by approximately $4.0 million. Staff stated its position that the approved rates should be implemented as of January 1, 2002, but recognized that the implementation date should be decided by the SCC of VA in the pending rate case discussed above. Washington Gas believes the new depreciation rates should be implemented coincident with the effective date of new base rates on November 12, 2002. Washington Gas filed testimony supporting this position with the SCC of VA in the base rate proceeding discussed previously. Washington Gas believes that it is reasonably possible that the position it has taken on this matter will be adopted by the SCC of VA in the pending rate case.

     The financial statements as reported in this Quarterly Report on Form 10-Q do not reflect any modification of depreciation rates for periods prior to November 12, 2002. However, Washington Gas did utilize the higher depreciation rates from November 12, 2002 forward. To the extent the position of the Staff of the SCC of VA is adopted by the SCC of VA in the current rate filing, Washington Gas would have to record a charge to income for additional depreciation expense, net of income tax benefits, calculated from January 1, 2002 to November 12, 2002, without a corresponding amount of revenue. The issue is still pending in the previously discussed rate case.

     Maryland Jurisdiction

     On March 31, 2003, Washington Gas filed with the Public Service Commission of Maryland (PSC of MD) an application to increase rates in Maryland. The request seeks to increase overall annual revenues by approximately $35.1 million with a return on common equity of 12.25 percent and an overall rate of return of 9.39 percent.

     The proposed rate request included an IRP that would establish incentives to increase efficiencies and would set customer service quality standards that seek to increase the efficiency, safety, and reliability of service. The IRP benefits customers by providing for more stable rates, which would result in less frequent requests for rate increases.

WGL Holdings, Inc.
Washington Gas Light Company

Part 1 – Financial Information
Item 1 – Financial Statements (continued)

     The March 31, 2003, rate request also included a proposal that would provide benefits to low-income customers who qualify for participation in a new Washington Gas program that would provide bill credits to participants during the winter heating season.

     Under Maryland law, the PSC of MD may suspend the implementation of the proposed increase for up to 210 days from the filing date. The PSC of MD typically uses the 210-day period to review the reasonableness of the proposed change in rates. If action has not been taken after 210 days, rates may be placed into effect subject to refund. Due to Maryland’s suspension statute, Washington Gas anticipates a final Order prior to November 2003.

     District of Columbia Jurisdiction

     On June 19, 2001, Washington Gas filed an application with the Public Service Commission of the District of Columbia (PSC of DC) to increase rates in the District of Columbia. The request sought to increase overall annual revenues in the District of Columbia by approximately $16.3 million, or 6.8 percent, based on a proposed return on equity of 12.25 percent.

     On October 29, 2002, the PSC of DC issued an Order for Washington Gas to decrease rates. The Order directed a decrease in overall annual revenues in the District of Columbia of approximately $7.5 million and approved a return on common equity of 10.6 percent and an overall rate of return of 8.83 percent.

     On November 6, 2002, Washington Gas filed with the PSC of DC an Application for Reconsideration of the Order issued by the PSC of DC on October 29, 2002. The District of Columbia’s Office of the People’s Counsel and another intervenor also filed Applications for Reconsideration of the October 29, 2002 Order.

     After reviewing the Applications for Reconsideration of Washington Gas and other parties in the case, the PSC of DC issued its order on reconsideration on March 28, 2003. New rates resulting in a $5.4 million annual revenue reduction were put into place in the District of Columbia for service rendered on and after April 9, 2003.

     On February 7, 2003, Washington Gas filed with the PSC of DC an additional application to increase rates. The request sought to increase overall annual revenues in the District of Columbia by approximately $14.1 million, or 7.0 percent, to $214.2 million. The application seeks a return on common equity of 12.25 percent and an overall rate of return of 9.25 percent. The rate request application filed on February 7, 2003 did not reflect the effect of the revenue reduction indicated in the PSC of DC’s October 29, 2002 Order.

      After considering the effect of the base rate reductions that became effective on April 9, 2003, Washington Gas filed a revision to its February 7, 2003, application on April 23, 2003. This revision increased the amount of the requested increase to $19.9 million. On May 2, 2003, in response to a commission request for supplemental testimony, the requested increase was modified to $18.8 million, supporting a total level of annual revenues of $213.2 million. There are no statutory time requirements for a ruling on the rate request in the District of Columbia. However, Washington Gas requested the PSC of DC to take action on the request within a nine-month period from the February filing date. The PSC of DC held a Pre-hearing Conference in this case on April 10, 2003 to consider interventions and appearances of interested parties, the procedural schedule in the case and proposals for issues to be resolved in this case. The commission has adopted a procedural schedule that requires final briefs to be filed during the first week of October 2003.

WGL Holdings, Inc.
Washington Gas Light Company

Part 1 – Financial Information
Item 2– Management’s Discussion and Analysis of
Financial Condition and Results of Operations

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

     Washington Gas provides accounting, legal and other services to its affiliates at cost, the total amounts of which are not material. Additionally, Washington Gas provides system balancing

WGL Holdings, Inc.
Washington Gas Light Company

Part 1 – Financial Information
Item 2– Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

services to all energy-marketers participating in the customer choice programs on its system under approved tariffs which includes $6.2 million and $5.7 million of charges to Washington Gas Energy Services, Inc. (WGEServices) for balancing in the quarters ended March 31, 2003 and 2002, respectively. For the six months ended March 31, 2003 and 2002, the charges for balancing services were $9.9 million and $9.3 million, respectively. All of these related-party amounts have been eliminated in the consolidated financial statements of WGL Holdings.

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

     The Company’s regulated utility records the results of its regulated activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, which results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. SFAS No. 71 requires the recognition of regulatory assets and liabilities for certain transactions that would have been

WGL Holdings, Inc.
Washington Gas Light Company

Part 1 – Financial Information
Item 2– Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

treated as revenue and expense in non-regulated businesses. In certain circumstances, SFAS No. 71 allows entities whose rates are determined by third-party regulators to defer costs as “regulatory” assets in the balance sheet to the extent that the entity expects to recover these costs in future rates. Future regulatory changes or changes in the competitive environment could result in the Company discontinuing the application of SFAS No. 71 for some of its businesses and require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery or refund. In effect, the Company’s regulated utility could be required to write off certain regulatory assets that had been deferred in prior period Consolidated Balance Sheets and charge these costs to expenses at the time it determines that the provisions of SFAS No. 71 no longer apply. If WGL Holdings was required to discontinue the application of SFAS No. 71 for its operations, it would have an extraordinary non-cash charge to income for the net book value of its regulatory assets and liabilities. Other adjustments might also be required.

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

     Accounting for Contingencies

     The Company recognizes contingent liabilities utilizing SFAS No. 5, Accounting for Contingencies. By their nature, the amount of the contingency and the timing of a contingent event are subject to management’s judgment of such events and management’s estimates of the amounts. Some of these contingent events and amounts are discussed in Note 12 of the Notes to Consolidated Financial Statements.

WGL Holdings, Inc.
Part 1 – Financial Information
Item 2– Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

  WGL HOLDINGS

  RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2003 vs. MARCH 31, 2002

     Earnings

     WGL Holdings, Inc. (the Company) reported net income for the three months ended March 31, 2003, of $81.0 million, or $1.66 per share, an increase of $35.2 million, or $0.72 per share, over the same period last year, primarily due to significantly colder weather. Unless otherwise noted, earnings per share amounts are reflected as diluted earnings per share and are based on average common shares outstanding. Basic earnings per share for the consolidated results are one cent higher than diluted earnings per share for the quarter ending March 31, 2003. There was no difference between basic and diluted earnings per share for the prior fiscal year period.

     Results for the quarter ended March 31, 2003 reflect a gain of $2.5 million related to the sale of the Company’s headquarters property located in downtown Washington, D.C. Results for the quarter ended March 31, 2003 also reflect Company estimates for potential refunds to customers based on the outcome of regulatory decisions related to this gain as well as other pending regulatory matters in Virginia. Actual results related to these regulatory contingencies are difficult to predict and could differ significantly from the estimates included in the reported earnings.

     Regulated Utility Operating Results

     The Company’s utility operations are weather sensitive with a significant portion of its revenue coming from deliveries of natural gas to residential and small commercial heating customers. The utility segment’s net income for the second quarter of fiscal year 2003 was $82.1 million, an increase of $28.6 million, or 53 percent, over the same period last year due primarily to significantly colder weather. Weather for the second quarter of fiscal year 2003, as measured by heating degree days, was nearly 32 percent colder than the same period last year. The current quarter was 16.2 percent colder than normal, while the same period last year was 11.8 percent warmer than normal. The colder weather contributed an estimated $0.29 per share to current quarter results compared to normal weather. Reducing the $0.26 per share decrease to earnings in the second quarter of 2002 caused by warmer than normal weather was a $4.9 million after-tax benefit from weather insurance. Also improving current period results were new rates that went into effect in Virginia on November 12, 2002, subject to refund, and new rates in Maryland that went into effect on September 30, 2002. Tempering these year-over-year improvements were higher operating expenses of, exclusive of gas costs, $28.2 million that included higher labor and benefit costs, higher depreciation levels and increased expense for uncollectible accounts and higher general taxes. Further discussion of the operating results of the regulated utility for the three months ended March 31, 2003, is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations for Washington Gas.

     Non-Utility Operating Results

     In the second quarter of fiscal year 2002 the Company recorded an impairment reserve of $7.3 million and a net loss from operations of $2.2 million for its former residential heating, ventilating and air conditioning (HVAC) operation. This operation represented the Company’s former 50-percent equity investment in Primary Investors LLC (Primary Investors). The current quarter does not include any impact from Primary Investors because the Company no longer has an investment in this entity.

     The results reported from two primary unregulated operating segments and other minor non-utility

WGL Holdings, Inc.
Part 1 – Financial Information
Item 2– Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

activities decreased to a net loss of $1.2 million in the current quarter from net income of $1.7 million during the quarter ended March 31, 2002.

     The following table compares the financial results from non-utility activities for the quarters ended March 31, 2003 and 2002.

Net Income (Loss) Applicable to Non-Utility Activities
(In thousands of dollars)

	Three Months Ended
	March 31,

	2003	2002	Variance

Retail energy-marketing	$(598)	$1,327	$(1,925)
Commercial HVAC	(231)	385	(616)
Other non-utility activities	(338)	(35)	(303)

Subtotal	$(1,167)	$1,677	$(2,844)

Residential HVAC *	—	(9,473)	9,473

Total	$(1,167)	$(7,796)	$6,629

* Not an operating unit in the 2003 period.

          Retail Energy-Marketing

     WGL Holdings’ retail energy-marketing subsidiary, WGEServices, had a net loss of $598,000 in the current quarter compared to net income of $1.3 million in the same period last year. WGEServices’ total revenues increased to $222.7 million in the quarter ended March 31, 2003, from $172.9 million in the quarter ended March 31, 2002 due to colder weather and increased customers.

     At the end of the quarter, the retail energy-marketing segment supplied natural gas to 162,000 customers, a 10 percent increase over the same period last year. Electricity accounts totaled 79,000 at the end of the current quarter, an increase of 36 percent over the second quarter of fiscal year 2002. WGEServices sells natural gas and electricity in competition with other unregulated marketers.

     WGEServices’ seasonal storage flexibility, combined with other risk mitigation strategies, provided significant protection from the effects of the sustained colder-than-normal weather and high gas prices that occurred in the second quarter of fiscal year 2003. However, the actual conditions experienced in late February and early March were more extreme than the planning parameters prescribed in the Company’s risk management policy. Accordingly, the colder-than-normal weather in the quarter ended March 31, 2003, caused WGEServices to make some additional purchases of natural gas in the spot market at a cost above its retail selling price to meet its commitments to customers. Consequently, the retail energy-marketing segment’s results for the current quarter were dampened by these high-price spot market purchases.

          HVAC - Commercial Operations

     Two subsidiaries, American Combustion Industries, Inc. and Washington Gas Energy Systems, Inc., offer large-scale HVAC installations and related services to commercial and government customers. Revenues from the commercial HVAC activities were $7.6 million for the three months ended March 31, 2003, compared to $12.0 million in the same period last year.

     The Company’s commercial HVAC operations had a net loss of $231,000 in the current quarter, compared to net income of $385,000 in the same quarter of the prior year, reflecting reduced business activity and lower gross margins. The management of the commercial HVAC operations is working to rebuild the backlog of orders for its services.

WGL Holdings, Inc.
Part 1 – Financial Information
Item 2– Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Other Income (Expenses)-Net

     For the quarter ended March 31, 2003, Other Income (Expenses)-Net reflected a small net loss of $85,000, a decrease of $1.9 million from the $1.8 million of income recorded in same period in fiscal year 2002. This decrease was largely due to a $4.9 million benefit recorded in the second quarter of fiscal year 2002 for the proceeds from a weather insurance policy, partially offset by the gain related to the sale of the Company’s headquarters property. Other minor miscellaneous changes account for the remaining difference.

     Interest Expense

     WGL Holdings’ total interest expense of $11.6 million for the second quarter of fiscal year 2003 reflected an increase of $246,000 over the same period last year due primarily to an increase in the average balance of long-term debt outstanding, partially offset by a decrease in the weighted average interest rate of these borrowings. The average balance of short-term debt outstanding and related interest rates decreased during the current period. The components of interest expense are reflected below.

Composition of Interest Expense Changes
(In thousands of dollars)

	Three Months Ended
	March 31,

	2003	2002	Variance

Long-Term Debt	$10,671	$10,610	$61
Short-Term Debt	299	548	(249)
Other (Includes AFUDC)	607	173	434

Total	$11,577	$11,331	$246

  RESULTS OF OPERATIONS — SIX MONTHS ENDED MARCH 31, 2003 vs. MARCH 31, 2002

     Earnings

     For the first six months of fiscal year 2003, the Company’s net income was $132.6 million, or $2.72 per share, a 74 percent improvement over net income of $76.0 million, or $1.56 per share, for the same period in fiscal year 2002.

     As mentioned previously, the sale of the Company’s Washington, D.C. headquarters property resulted in an after-tax gain of $2.5 million in the first six months of fiscal year 2003. Also, improving the current period results was a $926,000 gain on the sale of an investment property in the first quarter of fiscal year 2003.

     Regulated Utility Operating Results

     Net income for the utility segment was $129.0 million for the first six months of fiscal year 2003, an increase of $46.2 million over the six months ended March 31, 2002, due primarily to 38 percent colder weather in the current period. The 18 percent colder-than-normal weather in the current six-month period contributed $0.46 per share to current fiscal year results, whereas the warmer-than-normal weather last year reduced earnings in that period by approximately $0.55 per share before the mitigating effect of an $0.18 per share benefit associated with the Company’s weather insurance policy. Firm gas deliveries of 1,115 million therms for the six months ended March 31, 2003, increased 300 million therms over the same period last year. New rates put into effect since the end of the second quarter last year in Maryland and Virginia also improved results. The utility segment results also benefited from an adjustment to income taxes that added $2.7 million to net income in the first quarter

WGL Holdings, Inc.
Part 1 – Financial Information
Item 2– Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

of fiscal year 2003. The first six months of fiscal year 2002 included a $1.7 million after-tax charge attributable to business activities the Company had with a bankrupt energy trader. Further discussion of the operating results of the regulated utility for the six months ended March 31, 2003, is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations for Washington Gas.

     Non-Utility Operating Results

     Net income for the non-utility operations were $3.5 million for the six months ended March 31, 2003. This compares to a net loss of $6.9 million in the year earlier period, which includes the residential HVAC impairment provision and a net loss from operations for the residential HVAC business. There was no impact on financial results in the current six-month period from the former residential HVAC business because the Company no longer has an investment in this entity.

     The following table compares the financial results from non-utility activities for the six months ended March 31, 2003 and 2002.

Net Income (Loss) Applicable to Non-Utility Activities
(In thousands of dollars)

	Six Months Ended
	March 31,

	2003	2002	Variance

Retail energy-marketing	$3,702	$2,257	$1,445
Commercial HVAC	(616)	1,240	(1,856)
Other non-utility operations	458	(97)	555

Subtotal	$3,544	$3,400	$144

Residential HVAC *	—	(10,251)	10,251

Total	$3,544	$(6,851)	$10,395

* Not an operating unit in the 2003 period.

     Retail Energy-Marketing

     The retail energy-marketing subsidiary, WGEServices, sells natural gas and electricity in competition with other unregulated marketers. Net income of $3.7 million from the retail energy-marketing segment increased $1.4 million over the same period last year. WGEServices’ total revenues increased to $396.6 million for the six months ended March 31, 2003, from $302.0 million in the same period ended March 31, 2002 due primarily to colder weather and additional customers being served.

     Gas sales were 485 million therms in the current period, an increase of 75 million therms over last year and electric sales for the six months ended March 31, 2003, of 3,731 million kilowatt-hours rose 1,213 million kilowatt-hours over the same period last year.

     HVAC - Commercial Operations

     The Company’s commercial HVAC operations had a net loss of $616,000 in the first half of the current fiscal year and net income of $1.2 million in the same period last year. The decrease was primarily due to reduced business activity and lower gross margins.

     Other Income (Expenses)-Net

     A $1.3 million decrease in Other Income (Expenses)-Net for the six-month period ended March 31, 2003, compared to the same period last year was primarily due to benefits recorded last

WGL Holdings, Inc.
Part 1 – Financial Information
Item 2– Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

year from the Company’s weather insurance policy. This decrease was partially offset by a current period after-tax gain of $2.5 million from the sale of the Company’s headquarters building, a $926,000 after-tax gain in the first quarter of fiscal year 2003 from the sale of non–utility property. In addition, in the first quarter of fiscal year 2002 a $1.7 million after-tax charge was recorded related to business activities with a bankrupt energy trader.

     Interest Expense

     WGL Holdings’ total interest expense of $23.5 million for the six months ended March 31, 2003, was essentially unchanged from the same period last year. The components of interest expense are reflected below.

Composition of Interest Expense Changes
(In thousands of dollars)

	Six Months Ended
	March 31,

	2003	2002	Variance

Long-Term Debt	$21,623	$21,363	$260
Short-Term Debt	653	1,329	(676)
Other (Includes AFUDC)	1,200	549	651

Total	$23,476	$23,241	$235

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

     The Company has a goal to maintain its common equity ratio in the mid-50 percent range of total consolidated capital. In addition, the Company’s short-term debt balances are reduced in the

WGL Holdings, Inc.
Part 1 – Financial Information
Item 2– Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

spring, because a significant portion of the Company’s current assets are converted into cash at the end of the heating season. Accomplishing these objectives and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for the Company and Washington Gas and to allow access to capital at relatively low costs. As of March 31, 2003, total consolidated capitalization, including current maturities of long-term debt, comprised 56.1 percent common equity, 1.8 percent preferred stock and 42.1 percent long-term debt. The cash flow requirements of the Company and the ability to provide satisfactory resources to satisfy those requirements are primarily influenced by the activities of Washington Gas and to a lesser extent the non-utility operations.

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

     The retail energy-marketing subsidiary, WGEServices, has seasonal short-term cash requirements resulting from purchasing gas in periods that are not matched with the sale of this commodity. In addition, WGEServices must finance its accounts receivable for the gas and electricity that it sells, and the accounts receivable balances are seasonal.

     Storage gas inventories represent gas purchased from producers and are stored in facilities primarily owned by interstate pipelines. Both the regulated utility and the retail energy-marketing segment maintain storage gas inventory. The regulated utility generally pays for storage gas between heating seasons and withdraws it during the heating season. Significant variations in storage balances are usually caused by the price paid to producers and marketers, which is a function of short-term market fluctuations in gas costs, and the level of storage volumes on hand. For the regulated utility such costs become a component of the cost of gas recovered from customers when volumes are withdrawn from storage. In addition, the regulated utility is able to charge carrying costs related to the level of storage gas inventory in the amount it recovers in its gas cost recovery mechanism from its customers in two of the three jurisdictions in which it operates.

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

     The regulated utility has regulatory authority to issue up to $300 million of short-term debt. As of March 31, 2003, the regulated utility had bank facilities totaling $230 million in support of its short-term debt requirements. WGL Holdings had bank credit facilities of $95 million. The Company’s policy is to maintain bank credit facilities in an amount equal to or greater than its expected maximum short-term debt position.

     On May 2, 2003, WGL Holdings and Washington Gas executed new revolving credit agreements with a banking group in the amounts of $130 million for WGL Holdings and $175 million for Washington Gas, respectively. The new credit agreements replace previously existing credit agreements of $85 million for WGL Holdings and $220 million for Washington Gas. WGL Holdings and Washington Gas pay facility

WGL Holdings, Inc.
Part 1 – Financial Information
Item 2– Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

fees of 13 basis points and 11 basis points respectively for the new revolving credit agreements, which will expire on May 1, 2004. Other permanent and seasonal bank lines of credit available to WGL Holdings and Washington Gas during the period October 1, 2002 through March 31, 2003 had expired or were terminated as of May 2, 2003.

     At March 31, 2003, the Company had outstanding notes payable of $110.7 million, compared to $90.9 million outstanding at September 30, 2002. At March 31, 2003, current maturities of long-term debt were $28.2 million compared to $42.4 million at September 30, 2002.

     Long-Term Cash Requirements and Related Financing

     The Company’s long-term cash requirements primarily depend upon the level of capital expenditures, long-term debt maturity requirements and decisions to refinance long-term debt. The Company devotes the majority of its capital expenditures to adding new regulated utility customers in its existing service area. At March 31, 2003 Washington Gas was authorized to issue up to $143.0 million of long-term debt under an existing shelf registration. Washington Gas filed a new $250.0 million shelf registration that was declared effective by the Securities and Exchange Commission (SEC) on April 24, 2003.

     Securities Ratings

     The table below shows the ratings on both WGL Holdings’ and Washington Gas’ debt instruments.

     If the Company and/or the regulated utility were to experience a downgrade in its debt ratings, the cost of its future short-term and long-term debt issues would likely rise. Furthermore, a downgrade would result in an increase in facility fees paid to banks.

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

     Please refer to the section entitled “Contractual Commitments and Obligations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, for a detailed discussion of these contractual obligations. Note 5 of the Notes to Consolidated Financial Statements in the Company’s 2002 Annual Report on Form 10-K includes a discussion of long-term debt, including debt maturities. Note 13 of the Notes to Consolidated Financial Statements in the Company’s 2002 Annual Report on Form 10-K reflects information about natural gas purchase contracts and pipeline

WGL Holdings, Inc.
Part 1 – Financial Information
Item 2– Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

capacity contracts of Washington Gas and similar contracts of WGEServices. The comparable information as of March 31, 2003 is not materially different from that disclosed in the Company’s fiscal year 2002 Annual Report on Form 10-K.

     The Company’s non-regulated consumer financing operation has, in the past, extended credit to certain residential and small commercial customers to purchase gas appliances and other energy-related products. The operation transferred, with recourse, certain of these accounts receivable to commercial banks. As of March 31, 2003 the recourse obligation to banks, net of related reserves, was $8.4 million. The Company also finances certain construction projects managed by its commercial HVAC segment. Under the terms of certain agreements with a lender related to certain contracts, all payments received from the project owners are used to satisfy principal and interest obligations. The Company accounts for these transfers as sales in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Please refer to Note 13 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, for a detailed discussion of these transactions.

     In addition to the contractual obligations shown above, WGL Holdings and an affiliate have guaranteed certain purchases of natural gas and electricity for its retail energy-marketing subsidiary, WGEServices. At March 31, 2003, these guarantees totaled $303.3 million. Termination of the guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings may also cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to honor the obligations which had been created under the guarantee prior to the date of the notice of cancellation.

     Cash Flow from Operating Activities

     Net cash provided from operating activities totaled $114.1 million for the first six months of fiscal year 2003, a decrease of $17.3 million from the $131.4 million for the same period in fiscal year 2002. The decrease primarily reflected the net effect of several issues that were due in large part to the colder weather experienced in the current period versus the unseasonably warm weather in the six months ended March 31, 2002. Decreasing cash was a $153.5 million increase in accounts receivable compared to the prior fiscal year period. Partially offsetting the change from period-to-period was a $105.0 million increase in accounts payable to fund increased natural gas and electricity purchases.

     Cash Flow Used in Financing Activities

     Financing activities in the current period reflected an increased use of cash of $27.7 million compared to the same period last year primarily due to a $66.3 million decline in new long-term debt issued and $29.0 million higher debt retirements. This was largely offset by a $67.0 million increase in notes payable.

     Cash Flow Used in Investing Activities

     During the six months ended March 31, 2003, cash used in from investing activities decreased cash by $28.8 million compared to a decrease of $87.5 million in the same period of fiscal year 2002. WGL Holdings had consolidated capital expenditures of $60.5 million for the first half of fiscal year 2003 versus $69.0 million for the six months ended March 31, 2002. The proceeds from the sale of the headquarters property provided cash in March 2003 business of $16.0 million.

     PRICE RISK RELATED TO RETAIL ENERGY MARKETING OPERATIONS

     The Company’s subsidiary, WGEServices, markets both natural gas and electricity. In the course of its business, WGEServices makes fixed-price or index-price sales commitments to customers. Many of these sales are full requirements committments. WGEServices purchases the corresponding physical supplies at prices to lock in margins.

WGL Holdings, Inc.
Part 1 – Financial Information
Item 2– Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WGEServices has exposure to changes in gas prices related to the volumetric differences between the purchase commitments and sales commitments. Purchases of natural gas to fullfill the sales commitments are made under fixed volume contracts. WGEServices manages the risk associated with gas price and volume fluctuations by closely matching purchases from suppliers with sales commitments to customers. The price and volume risk for gas is also mitigated by maintaining storage gas inventory, utilizing peaking services obtained from the regulated natural gas utility, and purchasing call and put options for natural gas as described below. The price and volume risk for electricity is mitigated with a full-requirements contract with a wholesale electric supplier.

     WGEServices is responsible for managing daily demand fluctuations that result from changes in its customers’ daily usage. For its electric business, WGEServices has an all requirements supply contract with a major generator. For its gas business, WGEServices has the responsibility to deliver the appropriate level of gas to its customers on a daily basis. WGEServices will continue to avail itself of certain peak shaving capacity that the regulated utility provides for a fee and also has acquired a pro-rata portion of the utility’s storage gas capacity to manage its load. Therefore, variations in demand caused by fluctuations in weather applicable to approximately 60 percent of WGEServices’ annual natural gas sales volumes could result in WGEServices having contracted for more or less gas than its customers require on any given day. As a result, WGEServices has modified its risk management and procurement policies to reflect the need to obtain storage capacity and other contractual arrangements to meet the weather-related variability in its demand and to ensure the financial exposure caused by this variability in demand is adequately controlled. As part of managing this exposure WGEServices purchases natural gas options in accordance with its risk management policy. The option values are marked-to-market in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. WGEServices is responsible for managing daily demand fluctuations that result from changes in its customers’ daily usage. At the end of the second quarter of fiscal years 2002 and 2003, WGEServices had no such contracts outstanding. The risk management policy of WGEService is designed around serving customer load associated with “normal weather” usage patterns.

     Some of the supplier companies that sell gas to WGEServices and the sole provider of electricity under the full-requirements contract mentioned above, have relatively low or below investment grade credit ratings as determined by major credit rating agencies. Depending on the future ability of these suppliers to deliver natural gas or electricity under existing contracts, WGEServices could be financially exposed for the difference between the price at which WGEServices has contracted to buy natural gas and electricity, and the cost of any replacement natural gas or electricity that may need to be purchased. WGEServices also has a wholesale supplier credit policy that is designed to mitigate wholesale credit risks in the current energy environment. Per the terms of this policy, WGEServices has obtained credit enhancements from various gas and electric suppliers.

     WGEServices measures the market risk of its energy marketing portfolio and employs risk control mechanisms to mitigate market risk including value at risk. Value at risk is the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. WGEServices’ value at risk as of March 31, 2003 was approximately $172,000, while the value of the open position was approximately $1.8 million.

Washington Gas Light Company
Part 1 – Financial Information
Item 2– Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

  WASHINGTON GAS LIGHT COMPANY

     This section of the Quarterly Report on Form 10-Q discusses the financial position and results of operations of Washington Gas for the reported periods. In many cases, the reasons for the changes in financial position and results of operations for both WGL Holdings and Washington Gas are essentially the same.

     RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2003 vs. MARCH 31, 2002

     Earnings

     For the quarter ended March 31, 2003, Washington Gas reported net income applicable to common stock of $82.2 million, an increase of $28.2 million over the same period last year.

     Utility Net Revenues

     Net revenues for Washington Gas were $237.4 million for the current quarter, an increase of $59.0 million over the three months ended March 31, 2002. The higher net revenues were primarily due to additional volumes sold as a result of nearly 32 percent colder weather than the same period last year. Also improving current period results were new rates that went into effect in Virginia on November 12, 2002, subject to refund, and new rates in Maryland that went into effect on September 30, 2002. Key gas delivery, weather and meter statistics are shown in the table below for the three months ended March 31, 2003 and 2002.

Gas Deliveries, Weather and Meter Statistics

	Three Months Ended
	March 31,			Percent
				Increase
	2003	2002	Variance	(Decrease)

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	440,970	335,735	105,235	31.3
Gas Delivered for Others	227,663	161,331	66,332	41.1

Total Firm	668,633	497,066	171,567	34.5

Interruptible
Gas Sold and Delivered	2,849	3,249	(400)	(12.3)
Gas Delivered for Others	80,072	93,880	(13,808)	(14.7)

Total Interruptible	82,921	97,129	(14,208)	(14.6)

Electric Generation—Delivered for Others	14,794	14,099	695	4.9

Total Deliveries	766,348	608,294	158,054	26.0

Degree Days
Actual	2,463	1,870	593	31.7
Normal	2,120	2,121	(1)	—
Percent (Warmer) Colder than Normal	16.2	(11.8)	n/a	n/a
Customer Meters (end of period)	962,954	932,817	30,137	3.2

     Gas Service to Firm Customers

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

Washington Gas Light Company
Part 1 – Financial Information
Item 2– Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     During the quarter ended March 31, 2003, firm therm deliveries increased to 669 million therms or 34.5 percent over the same quarter last year. This increase primarily reflects the significantly colder weather in the current quarter compared to last year and additional customers being served. Weather for the quarter ended March 31, 2003, was 16.2 percent colder than normal, while weather for the same period last year was 11.8 percent warmer than normal.

     An increasing number of customers are choosing to buy the natural gas commodity from third-party marketers, rather than purchasing the natural gas commodity and delivery service from Washington Gas on a “bundled” basis. Gas sold and delivered to firm customers increased to 441.0 million therms during the quarter ended March 31, 2003, a 31.3 percent rise over the 335.7 million therms in the quarter ended March 31, 2002. Volumes of firm gas delivered for others increased to 227.7 million therms in the quarter ended March 31, 2003, up 41.1 percent over the same period in the prior year. On a per unit basis, the net revenues that Washington Gas earns from delivering gas for others are the same as net revenues it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from Washington Gas. Therefore, the regulated utility does not experience any loss in net revenues when customers choose to purchase the natural gas commodity from a third-party marketer.

     Gas Service to Interruptible Customers

     Therm deliveries to interruptible customers were 14.6 percent lower during the quarter ended March 31, 2003 than in the same period last year, primarily reflecting curtailment and higher natural gas prices. This decrease was mitigated by colder weather in the current quarter. The volumes delivered to interruptible customers as a result of the colder weather would have been greater if Washington Gas was not required to curtail service to this customer class in the current quarter in order to meet the demands of its firm customers.

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

     Gas Delivered for Electric Generation

     Washington Gas sells and/or delivers natural gas for use at two electric generation facilities in Maryland, which are each owned by separate companies that are independent of WGL Holdings. During the current quarter, deliveries to these customers increased 695,000 therms to 14.8 million therms reflecting relatively little change over the quarter ended March 31, 2002.

     Washington Gas shares a significant majority of the margins earned from gas deliveries to these customers with firm customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not have a material impact on either net revenues or net income.

     Utility Operating Expenses

     Operation and maintenance expenses for the current quarter of $56.4 million, an increase of $3.6 million, or 6.8 percent over the second quarter of fiscal year 2002. The increase reflects $1.6 million higher labor costs and $2.0 million of increased pension and other postretirement costs. Also, increasing operation and maintenance expenses was a $1.9 million increase in uncollectible accounts expense due largely to colder weather in the current period compared to unseasonably

Washington Gas Light Company
Part 1 – Financial Information
Item 2– Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

warm weather experienced in the same period last year. Tempering these increases were lower costs for consulting services.

     Depreciation and amortization expense for the second quarter of fiscal year 2003 was $21.0 million, an increase of $3.1 million, or 17.5 percent, over the same period last year reflecting additional plant investment and higher depreciation rates in effect for the Virginia jurisdiction beginning in November 2002.

     For the three months ended March 31, 2003, general taxes were $11.8 million, an increase of $1.2 million, or 10.9 percent. This increase was largely due to higher rights-of-way fees as a result of increased sales volumes in the current period. Also contributing to the increase were higher property taxes as a result of increased investment in plant and equipment.

     Other Income (Expenses)-Net

     Other Income (Expenses)-Net declined $2.9 million from the same period of the prior year to a net level of expense of $81,000 for the three months ended March 31, 2003. The primary reason for the decrease was a $4.9 million after-tax benefit from the weather insurance policy recorded in the second quarter of fiscal year 2002. There were no proceeds from the weather insurance policy recorded in the quarter ended March 31, 2003. For a further discussion of weather insurance please refer to the Company’s most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Partially offsetting the effect of the year-over-year change attributable to the weather insurance was the current period gain of $2.5 million after-tax recorded on the sale of the headquarters property.

     Interest Expense

     Washington Gas’ total interest expense of $11.7 million for the quarter ended March 31, 2003, was relatively unchanged from the prior year. See the table below for detail of the interest expense changes.

Composition of Interest Expense Changes
(In thousands of dollars)

	Three Months Ended
	March 31,

	2003	2002	Variance

Long-Term Debt	$10,671	$10,610	$61
Short-Term Debt	98	433	(335)
Other (Includes AFUDC)	898	559	339

Total	$11,667	$11,602	$65

  RESULTS OF OPERATIONS — SIX MONTHS ENDED MARCH 31, 2003 vs. MARCH 31, 2002

     Earnings

     For the first six months of fiscal year 2003, Washington Gas reported net income of $129.5 million, an increase of $46.3 million, or nearly 56 percent over the same period in the prior year.

     Utility Net Revenues

     Net revenues were $410.1 million for the current six-month period, an increase of $99.4 million, or 32 percent, over the first six months of fiscal year 2002. Higher net revenues primarily

Washington Gas Light Company
Part 1 – Financial Information
Item 2– Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

resulted from 38 percent colder weather than the same period last year. Also improving current period results were new rates that went into effect in Virginia on November 12, 2002, subject to refund, and new rates in Maryland effective September 30, 2002. Key gas delivery, weather and meter statistics are shown in the table below for the six months ended March 31, 2003 and 2002.

Gas Deliveries, Weather and Meter Statistics

	Six Months Ended
	March 31,			Percent
				Increase
	2003	2002	Variance	(Decrease)

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	731,644	544,113	187,531	34.5
Gas Delivered for Others	383,478	270,539	112,939	41.7

Total Firm	1,115,122	814,652	300,470	36.9

Interruptible
Gas Sold and Delivered	7,336	6,765	571	8.4
Gas Delivered for Others	163,096	171,715	(8,619)	(5.0)

Total Interruptible	170,432	178,480	(8,048)	(4.5)

Electric Generation—Delivered for Others	37,217	36,368	849	2.3

Total Deliveries	1,322,771	1,029,500	293,271	28.5

Degree Days
Actual	4,106	2,977	1,129	37.9
Normal	3,478	3,491	(13)	—
Percent (Warmer) Colder than Normal	18.1	(14.7)	n/a	n/a
Customer Meters (end of period)	962,954	932,817	30,137	3.2

     Gas Service to Firm Customers

     Total gas deliveries of 1,115 million therms to firm customers in the current six-month period, increased 300 million therms, or approximately 37 percent, over the same period in the prior year due to significantly colder weather in the first and second quarters of the current fiscal year and a 3.2 percent increase in the number of customer meters. Weather for the six months ended March 31, 2003, was 18.1 percent colder than normal, while weather for the same period last year was 14.7 percent warmer than normal. On a year-over-year basis, weather was 38 percent colder in the first six months of fiscal year 2003.

     Gas Service to Interruptible Customers

     Therm deliveries to interruptible customers were 4.5 percent lower during the six month period ended March 31, 2003 than the same period last year, primarily reflecting curtailment and higher natural gas prices, this was mitigated by colder weather in the current year. The effect of the colder weather would have been greater if Washington Gas was not required to curtail service to this class of customers in the current period in order to meet the demands of its firm customers.

     Gas Service for Electric Generation

     During the current period, deliveries to the two electric generation facilities in Maryland increased 849,000 therms to 37.2 million therms reflecting relatively little change over the same six month period ended March 31, 2002.

Washington Gas Light Company
Part 1 – Financial Information
Item 2– Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     As mentioned previously, Washington Gas shares a significant majority of the margins earned from gas deliveries to these customers with firm customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not have a material impact on either net revenues or net income.

     Utility Operating Expenses

     For the six-month period ended March 31, 2003, operation and maintenance expense of $111.9 million increased $11.6 million, or 11.6 percent, over the same period last year. The higher operating expenses were largely due to increased labor costs of $1.7 million, higher pensions and other postretirement costs of $4.3 million and increased reserve of $4.0 million for uncollectible accounts that was primarily driven by the significantly colder weather.

     Depreciation and amortization expense for the first half of fiscal year 2003 was $40.5 million, an increase of $5.1 million, or 14.4 percent, over the same period last year reflecting additional plant investment and higher depreciation rates in effect for the Virginia jurisdiction beginning in November 2002.

     For the six months ended March 31, 2003, general taxes were $21.4 million, an increase of $3.5 million, or 19.4 percent. This increase was largely due to higher rights-of-way fees as a result of increased sales volumes in the current period. Also contributing to the increase were higher property taxes as a result of increased investment in plant and equipment.

     Other Income (Expenses)-Net

     For the first half of fiscal year 2003, Other Income (Expenses)-Net declined $4.6 million from the same period of the prior year to a net level of expense of $938,000 for the six months ended March 31, 2003. The primary reason for the decrease was an $8.9 million after-tax benefit from the weather insurance policy recorded in the first six months of fiscal year 2002. There were no proceeds from the weather insurance policy recorded in the six-month period ended March 31, 2003. For a further discussion of weather insurance please refer to the Company’s most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Partially offsetting the effect of the year-over-year change attributable to the weather insurance was the current period gain of $2.5 million after-tax, recorded on the sale of the headquarters property, and a $1.7 million after-tax charge related to a bankrupt energy trader recorded in the first six months of 2002.

     Interest Expense

     Washington Gas’ total interest expense for the six months ended March 31, 2003, was essentially unchanged from the same period last year. See the table below for detail of the interest expense changes.

Composition of Interest Expense Changes
(In thousands of dollars)

	Six Months Ended
	March 31,

	2003	2002	Variance

Long-Term Debt	$21,623	$21,363	$260
Short-Term Debt	269	1,073	(804)
Other (Includes AFUDC)	1,780	1,335	445

Total	$23,672	$23,771	$(99)

Washington Gas Light Company
Part 1 – Financial Information
Item 2– Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

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

     District of Columbia Jurisdiction

     On June 19, 2001, Washington Gas filed an application with the Public Service Commission of the District of Columbia (PSC of DC) to increase rates in the District of Columbia. The request sought to increase overall annual revenues in the District of Columbia by approximately $16.3 million, or 6.8 percent, based on a proposed return on equity of 12.25 percent.

     On October 29, 2002, the PSC of DC issued an Order for Washington Gas to decrease rates. The Order directed a decrease in overall annual revenues in the District of Columbia of approximately $7.5 million and approved a return on common equity of 10.6 percent and an overall rate of return of 8.83 percent.

     On November 6, 2002, Washington Gas filed with the PSC of DC an Application for Reconsideration of the Order issued by the PSC of DC on October 29, 2002. The District of Columbia’s Office of the People’s Counsel and another intervenor also filed Applications for Reconsideration of the October 29, 2002 Order.

     After reviewing the Applications for Reconsideration of Washington Gas and other parties in the case, the PSC of DC issued its order on reconsideration on March 28, 2003. New rates resulting in a $5.4 million annual revenue reduction were put into place in the District of Columbia for service rendered on and after April 9, 2003.

     On February 7, 2003, Washington Gas filed with the PSC of DC an additional application to increase rates. The request sought to increase overall annual revenues in the District of Columbia by approximately $14.1 million, or 7.0 percent, to $214.2 million. The application seeks a return on common equity of 12.25 percent and an overall rate of return of 9.25 percent. The rate request application filed on February 7, 2003 did not reflect the effect of the revenue reduction indicated in the PSC of DC’s October 29, 2002 Order and also did not reflect the March 28, 2003 order from the PSC of DC.

     After considering the effect of the base rate reductions that became effective on April 9, 2003, Washington Gas filed a revision to its February 7, 2003, application on April 23, 2003. This revision increased the amount of the requested increase to $19.9 million. On May 2, 2003, in response to a commission request for supplemental testimony, the requested increase was modified to $18.8 million, supporting a total level of annual revenues of $213.2 million. There are no statutory time requirements for a ruling on the rate request in the District of Columbia, however, Washington Gas requested the PSC of DC to take action on the request within a nine-month period from the February filing date. The PSC of DC held a Pre-hearing Conference in this case on April 10, 2003 to consider interventions and appearances of interested parties, the procedural schedule in the case and proposals for issues to be resolved in this case.

Washington Gas Light Company
Part 1 – Financial Information
Item 2– Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The commission has adopted a procedural schedule that requires final briefs to be filed during the first week of October 2003.

  Maryland Jurisdiction

     On March 31, 2003 Washington Gas filed with the Public Service Commission of Maryland (PSC of MD) an application to increase rates in Maryland. The request seeks to increase overall annual revenues by approximately $35.1 million with a return on common equity of 12.25 percent and an overall rate of return of 9.39 percent.

     The proposed rate request includes an Incentive Rate Plan (IRP) that would establish incentives to increase efficiencies and would set customer service quality standards that seek to increase the efficiency, safety, and reliability of service. The IRP benefits customers by providing for more stable rates, which would result in less frequent requests for rate increases.

     The March 31, 2003, rate request also includes a proposal that would provide benefits to low-income customers who qualify for participation in a new Washington Gas program that would provide bill credits to participants during the winter heating season.

     Under Maryland law, the PSC of MD may suspend the implementation of the proposed increase for up to 210 days from the filing date. The PSC of MD typically uses the 210-day period to review the reasonableness of the proposed change in rates. If action has not been taken after 210 days, rates may be placed into effect subject to refund. Due to Maryland’s suspension statute, Washington Gas anticipates a final Order prior to November 2003.

  Virginia Jurisdiction

     On June 14, 2002, Washington Gas filed an application with the State Corporation Commission of Virginia (SCC of VA) to increase annual revenues in Virginia. The Shenandoah Gas Division of Washington Gas is included in the filing. The application requested to increase overall annual revenues by approximately $23.8 million. Washington Gas requested an overall rate of return of 9.42 percent and a return on common equity of 12.25 percent versus its current return on common equity of 11.50 percent for Washington Gas and 10.7 percent for Shenandoah Gas. Washington Gas also requested approval of an IRP, which includes a 50/50 sharing between customers and Washington Gas of weather-normalized Virginia regulated earnings 100 basis points above or below the SCC of VA’s authorized return on equity. The IRP proposed no change in the method of recovering the cost of natural gas incurred by Washington Gas.

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

     Washington Gas filed rebuttal testimony in this proceeding on December 4, 2002. At a hearing held the week of December 16, 2002, the Company withdrew the IRP from consideration in that proceeding, but reserved the right to propose a performance-based rate plan in a future rate case. The other parties agreed to leave the record open to permit Washington Gas to submit by

Washington Gas Light Company
Part 1 – Financial Information
Item 2– Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

January 10, 2003, the actuarial studies that support the reasonableness of the updated pension and Other Post Employment Benefits (OPEB) expenses proposed by the Company.

     On January 30, 2003, the Staff filed a motion requesting acceptance of the Staff’s comments and accompanying schedules that reflected revisions to the Staff’s original position. Based on its review of additional financial data and actuarial studies, the Staff supports the pension and OPEB costs requested by Washington Gas. After appropriate revisions to reflect the Company’s proposed pension and OPEB costs, the Staff supported an operating revenue increase of $5.0 million for Washington Gas and an operating revenue reduction of $1.2 million for the Shenandoah Division.

     Washington Gas cannot predict the ultimate outcome of this pending regulatory proceeding. Under the regulations of the SCC of VA, Washington Gas placed the requested general revenue increase into effect on November 12, 2002, subject to refund pending the SCC of VA’s final decision in the proceeding. The Company has recorded a provision for rate refunds as of March 31, 2003, representing management’s judgment of the rate case outcome.

     In accordance with an Order of the SCC of VA, Washington Gas performed a depreciation study, using data as of December 31, 2000, to determine the adequacy of the current depreciation rates that Washington Gas uses to record depreciation expense for property located in its Virginia jurisdiction. Washington Gas submitted the study to the Staff in the first quarter of fiscal year 2002. Following discussions with the Staff, Washington Gas submitted an updated study, based on data as of December 31, 2001, to the Staff in the third quarter of fiscal year 2002. The Staff issued a letter dated October 2, 2002, approving new depreciation rates for Washington Gas and the Shenandoah Gas Division, which would increase annual depreciation expense by approximately $4.0 million. Staff stated its position that the approved rates should be implemented as of January 1, 2002, but recognized that the implementation date should be decided by the SCC of VA in the pending rate case discussed above. Washington Gas believes the new depreciation rates should be implemented coincident with the effective date of new base rates on November 12, 2002. Washington Gas filed testimony supporting this position with the SCC of VA in the base rate proceeding discussed previously. Washington Gas believes that it is reasonably possible that the position it has taken on this matter will be adopted by the SCC of VA in the pending rate case.

     The financial statements as reported in this quarterly report on Form 10-Q do not reflect any modification of depreciation rates for periods prior to November 12, 2002. However, Washington Gas did utilize the higher depreciation rates from November 12, 2002 forward. To the extent the position of the Staff of the SCC of VA is adopted by the SCC of VA in the current rate filing, Washington Gas would have to record a charge to income for additional depreciation expense, net of income tax benefits, calculated from January 1, 2002 to November 12, 2002, without a corresponding amount of revenue. The issue is still pending in the previously discussed rate case.

WGL Holdings, Inc.
Washington Gas Light Company

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     WGL Holdings and its subsidiary, Washington Gas, have interest rate risk exposure related to long-term debt. Additionally, WGL Holdings’ subsidiary, WGEServices has price risk exposure related to gas marketing activities. For information regarding the exposure related to these risks, see the caption Price Risk Related to Retail Energy Marketing Operations in the Management’s Discussion and Analysis section of this document and in the caption Price Risk Related to Retail-Energy Marketing Operations and Item 7A in WGL Holdings’ and Washington Gas’ most recently filed Annual Report on Form 10-K. Neither WGL Holdings nor Washington Gas’ risk associated with interest rates have materially changed from September 30, 2002. At March 31, 2003, WGEServices’ open position was not material to WGL Holdings’ financial position or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

     Senior management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ and Washington Gas’ disclosure controls and procedures as of a date within 90 days of the filing of this report. Based on this evaluation process, the Chief Executive Officer and the Chief Financial Officer have concluded that WGL Holdings’ and Washington Gas’ disclosure controls and procedures are effective. Since the evaluation was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meetings of Shareholders of WGL Holdings and Washington Gas were held on March 5, 2003. Below are the matters voted upon at the WGL Holdings meeting.

     The following individuals were elected to the Board of Directors of WGL Holdings:

	Votes in Favor	Votes Withheld
Michael D. Barnes	39,689,413	903,058
Daniel J. Callahan, III	39,006,479	1,585,992
George P. Clancy, Jr.	39,872,104	720,367
James H. DeGraffenreidt, Jr.	39,816,018	776,453
Melvyn J. Estrin	34,149,030	6,443,441
Debra L. Lee	38,616,095	1,976,376
Philip A. Odeen	35,471,652	5,120,819
Karen Hastie Williams	37,825,046	2,767,425

     The same individuals listed above were elected to the Board of Directors of Washington Gas. At the Washington Gas meeting, all the nominees received 46,479,536 votes in favor, there were no votes withheld.

     The following additional matters were introduced and voted upon at the Annual Meetings.

WGL Holdings

     The Board of Directors recommended that the Shareholders ratify the appointment of Deloitte & Touche LLP, independent public accountants, to audit the books and accounts of WGL Holdings for fiscal year 2003. This proposal was approved by a vote of 39,707,988 votes in favor of the proposal, and 672,826 against. There were 213,031 abstentions.

     The Board of Directors proposed approval of the Directors’ Stock Compensation Plan, as amended and restated. This proposal was approved by a vote of 35,554,274 votes in favor of the

WGL Holdings, Inc.
Washington Gas Light Company

proposal, and 4,236,090 against. There were 803,481 abstentions.

     The Board of Directors proposed approval of the 1999 Incentive Compensation Plan, as amended and restated. This proposal was approved by a vote of 35,030,133 votes in favor of the proposal, and 4,752,216 against. There were 811,862 abstentions.

     A shareholder proposal relating to cumulative voting was considered. This proposal was defeated by a vote of 19,997,964 against and 9,205,239 votes in favor. There were 1,127,657 abstentions and 10,262,985 broker non-votes.

Washington Gas

     The shareholders ratified the appointment of Deloitte & Touche LLP as independent public accountants for fiscal year 2003, by a vote of 46,479,536 in favor, and no votes opposed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

99.0	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.

99.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.

99.2	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company

99.3	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company

99.4	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer, and Frederic M. Kline, the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

•	Form 8-K filed on January 14, 2003
On January 13, 2003, Washington Gas received a Tolling Order from the PSC of DC. The Tolling Order extended the time for the PSC of DC to give a ruling on the reconsideration applications of Washington Gas, the Office of the People’s Counsel, and the Apartment and Office Building Association of Metropolitan Washington until February 13, 2003. This proceeding arises from the PSC of DC’s investigation into the reasonableness of Washington Gas’ existing rates and charges for gas service as well as a ruling of Washington Gas’ application to increase its existing rates and charges.

•	Form 8-K filed on February 11, 2003
On February 7, 2003, Washington Gas filed with the PSC of DC an application to increase rates. The request seeks to increase overall annual revenues in the District of Columbia by approximately $14.1 million, or 7.0 percent, to $214.2 million. The application seeks a return on common equity of 12.25 percent and an overall rate return of 9.25 percent.

•	Form 8-K filed on March 3, 2003
District of Columbia Regulatory Matters
On February 27, 2003, Washington Gas received a Tolling Order from the PSC of DC extending the time to March 31, 2003 for the PSC of DC to issue a ruling on the

WGL Holdings, Inc.
Washington Gas Light Company

reconsideration applications of Washington Gas, the Office of the People’s Counsel, and the Apartment and Office Building Association of Metropolitan Washington. This proceeding arises from the PSC of DC’s investigation into the reasonableness of Washington Gas’ existing rates and charges for gas service as well as a ruling of Washington Gas’ application to increase its existing rates and charges.

Virginia Regulatory Matters
On November 15, 2002, the Staff of the SCC of VA in its testimony recommended that Washington Gas’ revenues are sufficient and do not need to be revised, but recommended that operating revenues for the Shenandoah Gas Division be decreased by $1.4 million. Washington Gas filed rebuttal testimony and hearings were held in December 2002.

On January 30, 2003, the Staff filed a motion requesting acceptance of the Staff’s comments and accompanying schedules that reflected revisions to the Staff’s original position. Based on its review of additional financial data and actuarial studies, the Staff supports the pension and OPEB costs requested by Washington Gas and supported by the actuarial studies. After appropriate revisions to reflect Washington Gas’ proposed pension and OPEB costs, the Staff now supports an operating revenue increase of $5.0 million for Washington Gas and an operating revenue reduction of $1.2 million for the Shenandoah Division.

•	Form 8-K filed on March 13, 2003
The Company reported earnings guidance for the quarter ended March 31, 2003, in range of $1.59 to $1.69 per average share from its previous guidance range of $1.50 to $1.60 per average share. The revised earnings guidance reflects assumptions for stronger than expected utility earnings, partially offset by lower than expected results from the Company’s unregulated retail energy-marketing business, Washington Gas Energy Services, Inc. The Company also raised its guidance for its utility segment and reduced its guidance for the energy-marketing segment. Previous guidance for the fiscal year ended September 30, 2003, for WGL Holdings was affirmed in the range of $2.00 to $2.10 per average common share.

•	Form 8-K filed on April 14, 2003
Maryland Regulatory Matters
On March 31, 2003, Washington Gas filed an application with the PSC of MD to increase rates in Maryland. The request seeks to increase overall annual revenues by approximately $35.1 million. The application seeks a return on common equity of 12.25 percent and an overall rate of return of 9.39 percent. The proposed rate request includes an Incentive Rate Plan (IRP) that would establish incentives to increase efficiencies and would set customer service quality standards that seek to increase the efficiency, safety, and reliability of service.

District of Columbia Regulatory Matters
After reviewing the applications for reconsideration of the October 2002 order submitted by Washington Gas and other parties in the case, the PSC of DC issued its order on reconsideration on March 28, 2003. In this order, the PSC of DC directed Washington Gas to compute a new revenue requirement and to file supporting information with the PSC of DC. Pursuant to that order, Washington Gas filed new rates that reflect a $5.4 million annual revenue reduction. These lower rates went into effect for service rendered on and after April 9, 2003. In this order, the PSC of DC also reaffirmed its previous ruling that rejected retroactive refunds of asset management revenues collected by Washington Gas in the past and approved the regulated utility’s proposal to share with customers, fifty percent of such future revenues.

On February 7, 2003, Washington Gas filed a new rate case requesting approval by the PSC of DC for an annual revenue requirement of $214.2 million. Based on the level of rates that were in effect at the time of this February 2003 filing, Washington Gas would need to

WGL Holdings, Inc.
Washington Gas Light Company

increase its annual revenues by $14.1 million. The application seeks a return on common equity of 12.25 percent and an overall rate of return of 9.25 percent. After considering the effect of the March 28, 2003 base rate reduction from the PSC of DC discussed in the prior paragraph, the necessary level of the increase in annual revenues needed to earn the requested rate of return will increase to approximately $19.3 million. Total annual revenues needed to earn the requested rate of return will remain at approximately $214.2 million. This proposed rate plan also includes an Incentive Rate Plan similar to the one proposed in the March 31, 2003, Maryland filing discussed above. There are no statutory time requirements for a ruling on the rate request in the District of Columbia. However, Washington Gas requested the PSC of DC to take action on the request within a nine-month period from the February filing date. The PSC of DC held a Pre-hearing Conference in this case on April 10, 2003 to consider interventions and appearances of interested parties, the procedural schedule in the case and proposals for issues to be resolved in this case. The Form 8-K also mentioned that pursuant to the PSC of DC’s rulings during the Pre-hearing Conference, Washington Gas would file on or before April 23, 2003, revised testimony and exhibits reflecting the impact of the PSC of DC’s March 28, 2003, decision in the previous rate case as well as a narrowed, consolidated list of designated issues that establish the scope of the proceeding. (See the discussion in the Management’s Disscussion and Analysis of Financial Condition and Results of Operations in this document for further information on this issue.)

•	Form 8-K filed on May 2, 2003
WGL Holdings, Inc. issued an earnings news release on April 30, 2003 covering the results of operations for the quarter and six-month periods ended March 31, 2003, as well as earnings guidance for the third quarter and annual results for fiscal year 2003.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WGL HOLDINGS, INC.

and

WASHINGTON GAS LIGHT COMPANY (Co-Registrants)

Date:	May 15, 2003	/s/ Mark P. O’Flynn Mark P. O’Flynn Controller (Principal Accounting Officer)

CERTIFICATION OF WGL HOLDINGS, INC.

I, James H. DeGraffenreidt, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of WGL Holdings, Inc. and Washington Gas Light Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003

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

Date: May 15, 2003

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Frederic M. Kline Frederic M. Kline Vice President and Chief Financial Officer