Form 10-Q
period 2003-06-30
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2003-08-14
CIK 104819, 1103601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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
Washington, D.C. 20080
(703) 750-4440

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No

Indicate by check mark whether each registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes      No [X]

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of the latest practicable date:

WGL Holdings, Inc. common stock, no par value, outstanding as of July 31, 2003: 48,600,881 shares.

All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of July 31, 2003.

WGL Holdings, Inc.
Washington Gas Light Company

Table of Contents

PART I. Financial Information

Item 1. Financial Statements:
WGL Holdings, Inc.:
Consolidated Balance Sheets	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	6

Washington Gas Light Company:
Balance Sheets	7
Statements of Income	8
Statements of Cash Flows	10

Notes to Consolidated Financial Statements	11
WGL Holdings, Inc. and Washington Gas Light Company — Combined

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	27
WGL Holdings, Inc.	30
Washington Gas Light Company	41

Item 3. Quantitative and Qualitative Disclosures About Market Risk	51

Item 4. Controls and Procedures	51

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K	51

Signature	54

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

WGL Holdings, Inc.
Part 1 — Financial Information
Item 1 — Financial Statements

WGL Holdings, Inc.
Consolidated Balance Sheets (Unaudited)

(Thousands)	June 30,	September 30,
	2003	2002

ASSETS
Property, Plant and Equipment
At original cost	$2,532,995	$2,481,810
Accumulated depreciation and amortization	(903,167)	(874,967)

Net Property, Plant and Equipment	1,629,828	1,606,843

Current Assets
Cash and cash equivalents	6,551	2,529
Receivables
Accounts receivable	241,337	175,344
Gas costs due from customers	10,967	6,983
Accrued utility revenues	27,514	11,557
Allowance for doubtful accounts	(21,384)	(13,740)

Net Receivables	258,434	180,144

Materials and supplies—principally at average cost	11,471	13,088
Storage gas—at cost (first-in, first-out)	88,546	99,087
Deferred income taxes	34,305	29,973
Other prepayments — principally taxes	9,423	13,422
Exchange gas imbalance — non-utility operations	201	329
Other	3,126	2,259

Total Current Assets	412,057	340,831

Deferred Charges and Other Assets
Regulatory assets
Gas costs	—	5,272
Other	50,447	64,621
Prepaid qualified pension benefits	64,678	58,453
Other	25,010	37,644

Total Deferred Charges and Other Assets	140,135	165,990

Total Assets	$2,182,020	$2,113,664

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity (Note 4)	$850,902	$766,403
Washington Gas Light Company Preferred stock	28,173	28,173
Long-term debt (Note 3)	623,305	667,951

Total Capitalization	1,502,380	1,462,527

Current Liabilities
Notes payable and current maturities of long-term debt (Note 3)	66,619	133,261
Accounts payable	167,951	152,820
Accrued interest	13,456	3,308
Dividends declared	15,876	15,743
Customer deposits and advance payments	10,578	15,482
Gas costs due to customers	16,490	6,190
Accrued taxes	68,940	9,957
Other	2,750	750

Total Current Liabilities	362,660	337,511

Deferred Credits
Unamortized investment tax credits	16,066	16,739
Deferred income taxes	215,726	212,631
Accrued pensions and benefits	36,715	37,970
Other	48,473	46,286

Total Deferred Credits	316,980	313,626

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$2,182,020	$2,113,664

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL Holdings, Inc.
Part 1 — Financial Information
Item 1 — Financial Statements (continued)

WGL Holdings, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	June 30,

(Thousands, Except Per Share Data)	2003	2002

UTILITY OPERATIONS
Operating Revenues	$202,401	$163,696
Less: Cost of gas	101,539	82,839
Revenue taxes	7,434	3,240

Utility Net Revenues	93,428	77,617

Other Operating Expenses
Operation	43,601	40,587
Maintenance	10,274	11,109
Depreciation and amortization	21,315	18,735
General taxes	9,333	8,881
Income tax expense (benefit)	282	(4,681)

Utility Other Operating Expenses	84,805	74,631

Utility Operating Income	8,623	2,986

NON-UTILITY OPERATIONS
Operating Revenues
Retail energy-marketing	163,189	135,532
Heating, ventilating and air conditioning	7,460	14,489
Other non-utility activities	105	475

Non-Utility Operating Revenues	170,754	150,496

Equity Loss in 50%-Owned Residential HVAC Investment (Note 7)	—	(5,051)
Impairment of Residential HVAC Investment (Note 7)	—	(2,131)

Other Operating Expenses
Operating expenses	173,084	150,881
Income tax benefit	(2,990)	(2,265)

Non-Utility Operating Expenses	170,094	148,616

Non-Utility Operating Income (Loss)	660	(5,302)

TOTAL OPERATING INCOME (LOSS)	9,283	(2,316)
Other Income (Expenses) — Net	(134)	(327)

INCOME (LOSS) BEFORE INTEREST EXPENSE	9,149	(2,643)

INTEREST EXPENSE
Interest on long-term debt	10,758	10,749
Other	701	463

Total Interest Expense	11,459	11,212
DIVIDENDS ON WASHINGTON GAS PREFERRED STOCK	330	330

NET LOSS (APPLICABLE TO COMMON STOCK)	$(2,640)	$(14,185)

AVERAGE COMMON SHARES OUTSTANDING (Note 6)
Basic	48,587	48,566
Diluted	48,587	48,566

LOSS PER AVERAGE COMMON SHARE (Note 6)
Basic	$(0.05)	$(0.29)
Diluted	$(0.05)	$(0.29)

DIVIDENDS DECLARED PER COMMON SHARE	$0.3200	$0.3175

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL Holdings, Inc.
Part 1 — Financial Information
Item 1 — Financial Statements (continued)

WGL Holdings, Inc.
Consolidated Statements of Income (Unaudited)

	Nine Months Ended
	June 30,

(Thousands, Except Per Share Data)	2003	2002

UTILITY OPERATIONS
Operating Revenues	$1,197,601	$809,746
Less: Cost of gas	660,838	398,572
Revenue taxes	33,250	22,884

Utility Net Revenues	503,513	388,290

Other Operating Expenses
Operation	135,501	121,671
Maintenance	29,553	29,343
Depreciation and amortization	62,119	54,434
General taxes	30,790	26,952
Income tax expense	82,625	48,809

Utility Other Operating Expenses	340,588	281,209

Utility Operating Income	162,925	107,081

NON-UTILITY OPERATIONS
Operating Revenues
Retail energy-marketing	559,822	437,541
Heating, ventilating and air conditioning	25,600	47,261
Other non-utility activities	1,225	1,559

Non-Utility Operating Revenues	586,647	486,361

Equity Loss in 50%-Owned Residential HVAC Investment (Note 7)	—	(7,873)
Impairment of Residential HVAC Investment (Note 7)	—	(9,431)

Other Operating Expenses
Operating expenses	584,782	480,595
Income tax benefit	(583)	(59)

Non-Utility Operating Expenses	584,199	480,536

Non-Utility Operating Income (Loss)	2,448	(11,479)

TOTAL OPERATING INCOME	165,373	95,602
Other Income (Expenses) — Net	497	1,653

INCOME BEFORE INTEREST EXPENSE	165,870	97,255

INTEREST EXPENSE
Interest on long-term debt	33,218	32,110
Other	1,717	2,343

Total Interest Expense	34,935	34,453
DIVIDENDS ON WASHINGTON GAS PREFERRED STOCK	990	990

NET INCOME (APPLICABLE TO COMMON STOCK)	$129,945	$61,812

AVERAGE COMMON SHARES OUTSTANDING (Note 6)
Basic	48,581	48,562
Diluted	48,737	48,649

EARNINGS PER AVERAGE COMMON SHARE (Note 6)
Basic	$2.67	$1.27
Diluted	$2.67	$1.27

DIVIDENDS DECLARED PER COMMON SHARE	$0.9575	$0.9500

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

WGL Holdings, Inc.
Part 1 — Financial Information
Item 1 — Financial Statements (continued)

WGL Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	June 30,

(Thousands)	2003	2002

OPERATING ACTIVITIES
Net income (applicable to common stock)	$129,945	$61,812
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization (a)	66,901	58,546
Deferred income taxes—net	679	(13,157)
Amortization of investment tax credits	(673)	(677)
Accrued/deferred pension cost	(3,711)	(10,550)
Allowance for funds used during construction	49	—
Equity loss in 50%-owned residential HVAC investment (Note 7)	—	7,873
Impairment of residential HVAC investment (Note 7)	—	9,431
Gain from sale of assets (net of taxes) (Note 11)	(3,422)	—
Other non-cash charges (credits)—net	(1,019)	420

CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and accrued utility revenues	(74,306)	(40,005)
Gas costs due from/to customers — net	6,316	36,061
Storage gas	10,541	81,413
Other prepayments—principally taxes	3,998	6,653
Accounts payable	15,591	(7,178)
Wages payable	(459)	(618)
Customer deposits and advance payments	(4,904)	886
Accrued taxes	56,734	27,379
Accrued interest	10,148	10,663
Pipeline refunds due to customers	1,609	—
Deferred purchased gas costs—net	8,112	9,324
Exchange gas imbalance non-utility operations	128	554
Other—net	(793)	5,178

Net Cash Provided by Operating Activities	221,464	244,008

FINANCING ACTIVITIES
Long-term debt issued	93	83,398
Long-term debt retired	(59,038)	(29,623)
Debt issuance costs	(359)	(732)
Notes payable	(52,443)	(118,338)
Dividends on common stock	(46,395)	(46,014)
Other financing activities	1,678	386

Net Cash Used in Financing Activities	(156,464)	(110,923)

INVESTING ACTIVITIES
Capital expenditures	(92,594)	(115,389)
Net proceeds from the sale of assets (Note 11)	21,300	—
50%-owned residential HVAC investment (Note 7)	—	(4,814)
Other investing activities	10,316	(16,537)

Net Cash Used in Investing Activities	(60,978)	(136,740)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (b)	4,022	(3,655)
Cash and Cash Equivalents at Beginning of Year (b)	2,529	12,104

Cash and Cash Equivalents at End of Period (b)	$6,551	$8,449

(a)	Includes amounts charged to other accounts.
(b)	Cash equivalents are highly liquid investments with a maturity of three months or less when purchased.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$26,997	$31,182
Interest paid	$23,583	$23,112

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Washington Gas Light Company
Part 1 — Financial Information
Item 1 — Financial Statements (continued)

Washington Gas Light Company
Balance Sheets (Unaudited)

	June 30,	September 30,
(Thousands)	2003	2002

ASSETS
Property, Plant and Equipment
At original cost	$2,508,411	$2,457,673
Accumulated depreciation and amortization	(886,584)	(859,505)

Net Property, Plant and Equipment	1,621,827	1,598,168

Current Assets
Cash and cash equivalents	7,278	2,637
Receivables
Accounts receivable	126,713	63,055
Gas costs due from customers	10,967	6,983
Accrued utility revenues	27,514	11,557
Allowance for doubtful accounts	(16,969)	(9,395)

Net Receivables	148,225	72,200

Materials and supplies — principally at average cost	11,313	12,858
Storage gas — at cost (first-in, first-out)	64,644	69,207
Deferred income taxes	29,510	25,387
Other prepayments — principally taxes	5,852	8,316
Receivables from associated companies (Note 10)	43,537	4,341

Total Current Assets	310,359	194,946

Deferred Charges and Other Assets
Regulatory assets
Gas costs	—	5,272
Other	50,447	64,621
Prepaid qualified pension benefits	64,355	58,162
Other	21,963	30,968

Total Deferred Charges and Other Assets	136,765	159,023

Total Assets	$2,068,951	$1,952,137

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity (Note 4)	$810,398	$730,320
Preferred stock	28,173	28,173
Long-term debt (Note 3)	623,256	667,852

Total Capitalization	1,461,827	1,426,345

Current Liabilities
Notes payable and current maturities of long-term debt (Note 3)	28,108	67,943
Accounts payable	128,416	96,150
Accrued interest	13,456	3,308
Dividends declared	15,876	15,764
Customer deposits and advance payments	10,578	15,482
Gas costs due to customers	16,490	6,190
Accrued taxes	66,086	7,220
Payable to associated companies (Note 10)	7,563	692
Other	1,638	29

Total Current Liabilities	288,211	212,778

Deferred Credits
Unamortized investment tax credits	16,041	16,711
Deferred income taxes	219,202	214,200
Accrued pensions and benefits	36,611	37,848
Other	47,059	44,255

Total Deferred Credits	318,913	313,014

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$2,068,951	$1,952,137

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Washington Gas Light Company
Part 1 — Financial Information
Item 1 — Financial Statements (continued)

Washington Gas Light Company
Statements of Income (Unaudited)

	Three Months Ended
	June 30,

(Thousands)	2003	2002

UTILITY OPERATIONS
Operating Revenues (Note 10)	$203,095	$165,793
Less: Cost of gas (Note 10)	102,233	84,936
Revenue taxes	7,434	3,240

Utility Net Revenues	93,428	77,617

Other Operating Expenses
Operation (Note 10)	44,062	41,104
Maintenance	10,188	11,022
Depreciation and amortization	21,145	18,569
General taxes	9,269	8,811
Income tax expense (benefit)	224	(4,765)

Utility Other Operating Expenses	84,888	74,741

Utility Operating Income	8,540	2,876

NON-UTILITY OPERATIONS
Operating Revenues
Other non-utility	122	673

Non-Utility Operating Revenues	122	673

Other Operating Expenses
Operating expenses	—	7,304
Income tax expense (benefit)	47	(2,935)

Non-Utility Operating Expenses	47	4,369

Non-Utility Operating Income (Loss)	75	(3,696)

TOTAL OPERATING INCOME (LOSS)	8,615	(820)
Other Income (Expenses) — Net	(132)	(1,452)

INCOME (LOSS) BEFORE INTEREST EXPENSE	8,483	(2,272)

INTEREST EXPENSE
Interest on long-term debt	10,758	10,749
Other	795	(432)

Total Interest Expense	11,553	10,317

NET LOSS (BEFORE PREFERRED STOCK DIVIDENDS)	(3,070)	(12,589)
DIVIDENDS ON PREFERRED STOCK	330	330

NET LOSS (APPLICABLE TO COMMON STOCK)	$(3,400)	$(12,919)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Washington Gas Light Company
Part 1 — Financial Information
Item 1 — Financial Statements (continued)

Washington Gas Light Company
Statements of Income (Unaudited)

	Nine Months Ended
	June 30,

(Thousands)	2003	2002

UTILITY OPERATIONS
Operating Revenues (Note 10)	$1,208,224	$821,478
Less: Cost of gas (Note 10)	671,461	410,304
Revenue taxes	33,250	22,884

Utility Net Revenues	503,513	388,290

Other Operating Expenses
Operation (Note 10)	136,759	123,211
Maintenance	29,343	29,172
Depreciation and amortization	61,609	53,937
General taxes	30,653	26,716
Income taxes	82,465	48,497

Utility Other Operating Expenses	340,829	281,533

Utility Operating Income	162,684	106,757

NON-UTILITY OPERATIONS
Operating Revenues
Other non-utility	1,151	1,601

Non-Utility Operating Revenues	1,151	1,601

Other Operating Expenses
Operating expenses	9	8,042
Income tax expense (benefit)	449	(2,914)

Non-Utility Operating Expenses	458	5,128

Non-Utility Operating Income (Loss)	693	(3,527)

TOTAL OPERATING INCOME	163,377	103,230
Other Income (Expenses) — Net	(1,070)	2,162

INCOME BEFORE INTEREST EXPENSE	162,307	105,392

INTEREST EXPENSE
Interest on long-term debt	33,218	32,110
Other	2,007	1,978

Total Interest Expense	35,225	34,088

NET INCOME (BEFORE PREFERRED STOCK DIVIDENDS)	127,082	71,304
DIVIDENDS ON PREFERRED STOCK	990	990

NET INCOME (APPLICABLE TO COMMON STOCK)	$126,092	$70,314

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Washington Gas Light Company
Part 1 — Financial Information
Item 1 — Financial Statements (continued)

Washington Gas Light Company
Statements of Cash Flows (Unaudited)

	Nine Months Ended
	June 30,

(Thousands)	2003	2002

OPERATING ACTIVITIES
Net income (before Preferred Stock Dividends)	$127,082	$71,304
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization (a)	65,940	57,195
Deferred income taxes—net	1,532	(9,915)
Amortization of investment tax credits	(670)	(672)
Accrued/deferred pension cost	(3,680)	(10,479)
Allowance for funds used during construction	49	—
Gain from sale of assets (net of taxes) (Note 11)	(2,495)	—
Other non-cash charges and (credits)—net	(563)	698

CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and accrued utility revenues and receivables from associated companies	(111,237)	(25,680)
Gas costs due from/to customers—net	6,316	36,061
Storage gas	4,563	70,168
Other prepayments—principally taxes	3,318	6,073
Accounts payable	39,868	(46,012)
Wages payable	(733)	(510)
Customer deposits and advance payments	(4,904)	886
Accrued taxes	57,223	28,072
Accrued Interest	10,148	10,663
Pipeline refunds due to customers	1,609	—
Deferred purchased gas costs—net	8,112	9,324
Other — net	907	6,722

Net Cash Provided by Operating Activities	202,385	203,898

FINANCING ACTIVITIES
Long-term debt issued	—	83,326
Long-term debt retired	(58,838)	(29,413)
Debt issuance costs	(258)	(1,153)
Paid-in capital	—	20,186
Notes payable	(25,694)	(98,724)
Dividends on common and preferred stock	(47,267)	(46,992)
Other financing activities	182	238

Net Cash Used in Financing Activities	(131,875)	(72,532)

INVESTING ACTIVITIES
Capital expenditures	(91,933)	(114,452)
Net proceeds from sale of assets (Note 11)	16,000	—
Other investing activities	10,064	(16,537)

Net Cash Used in Investing Activities	(65,869)	(130,989)

INCREASE IN CASH AND CASH EQUIVALENTS (b)	4,641	377
Cash and Cash Equivalents at Beginning of Year (b)	2,637	7,537

Cash and Cash Equivalents at End of Period (b)	$7,278	$7,914

(a)	Includes amounts charged to other accounts.
(b)	Cash equivalents are highly liquid investments with a maturity of three months or less when purchased.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$25,321	$24,106
Interest paid	$23,070	$22,646

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part 1 – Financial Information
Item 1– Financial Statements (continued)

Notes to Consolidated Financial Statements
(Unaudited)

     NOTE 1 — ACCOUNTING POLICIES

          General

          WGL Holdings, Inc. (WGL Holdings or the Company) has four wholly owned subsidiaries that include Washington Gas Light Company (Washington Gas or the regulated utility), Crab Run Gas Company, Hampshire Gas Company and Washington Gas Resources Corporation (Washington Gas Resources). Washington Gas Resources owns most of the Company’s non-regulated subsidiaries that include, among others, American Combustion Industries, Inc. (ACI), Washington Gas Energy Services, Inc. (WGEServices), WG Maritime Plaza 1, Inc. and Washington Gas Energy Systems, Inc. (WGESystems). Until October 15, 2002, WGL Holdings held a 50 percent equity investment in Primary Investors, LLC (Primary Investors) (refer to Note 7 included herein). Please refer to WGL Holdings fiscal year 2002 Annual Report on Form 10-K for additional information on the corporate structure.

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

          The following policies are certain of the significant accounting policies used by the Company and its subsidiaries in the preparation of their financial statements. The policies shown herein do not reflect all of the Company’s accounting policies that would normally be disclosed in connection with the preparation of the Company’s annual financial statements. Reference is made to the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for a complete listing and description of all significant accounting policies.

          Basis of Presentation of Financial Statements

          The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Therefore, certain financial information and footnote disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) in the United States are omitted in this interim report pursuant to the SEC rules and regulations. The interim consolidated financial statements and notes thereto should be read in conjunction with the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2002.

          The accompanying unaudited consolidated financial statements for WGL Holdings and Washington Gas reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with GAAP.

WGL Holdings, Inc.
Washington Gas Light Company
Part 1 – Financial Information
Item 1– Financial Statements (continued)

          Consolidation of Financial Statements

          The consolidated financial statements include the accounts of the Company and its subsidiaries during the periods reported. Intercompany transactions have been eliminated. WGL Holdings accounted for its former 50 percent investment in Primary Investors using the equity method (refer to Note 7 included herein). Certain amounts in the financial statements of prior years have been reclassified to conform to the presentation of the current fiscal year.

          Use of Estimates in the Preparation of Financial Statements

          In accordance with United States GAAP, the Company’s management makes certain estimates and assumptions regarding: 1) reported amounts of assets and liabilities, 2) disclosure of contingent assets and liabilities at the date of the financial statements; and 3) reported amounts of revenues, revenues subject to refund, and expenses during the reporting period. Actual results could differ from those estimates.

          Utility Revenue and Cost of Gas Recognition

          For regulated deliveries of natural gas, Washington Gas reads meters and bills customers on a cycle basis. It accrues revenues for gas that has been delivered but not yet billed at the end of an accounting period. Such revenues are recognized as unbilled revenue which are later adjusted in the subsequent period when actual meter readings are taken.

          The regulated utility’s jurisdictional tariffs contain mechanisms that provide for the recovery of the invoice cost of gas applicable to firm customers. Under these mechanisms, the regulated utility periodically adjusts its firm customers’ rates to reflect increases and decreases in the invoice cost of gas. Annually, the regulated utility reconciles the difference between the total gas costs collected from firm customers and the invoice cost of gas. The regulated utility defers any excess or deficiency and either recovers it from, or refunds it to, customers over a subsequent twelve-month period.

          Rate Refunds Due to Customers

          If the regulated utility were to file a request with a state regulatory commission to modify customers’ rates, the regulated utility could at a point in time after the initial filing, depending on the jurisdiction, begin to charge customers the new rates, until the regulatory commission renders a final decision. During this interim period, the regulated utility would potentially record a provision for a rate refund based on the difference between the amount it collected in rates subject to refund and the amount it expected to recover pending the final regulatory decision. Similarly, Washington Gas periodically records provisions for rate refunds related to other transactions of the regulated utility. Actual results for these regulatory contingencies are difficult to predict and could differ significantly from the estimates reflected in the financial statements. When necessary, in management’s judgement, Washington Gas establishes an estimated refund to customers.

          Regulated Operations

          The Company accounts for its regulated operations in accordance with Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, as amended and supplemented. SFAS No. 71 sets specific GAAP for companies where independent third-party regulators determine their rates. When setting rates, regulators often make decisions, the economics of which require companies to record costs as expense (or defer costs or revenues) in different periods than may be appropriate for unregulated enterprises. When this situation occurs, the regulated utility defers the associated costs as assets (regulatory assets) on the balance sheet and records them as expenses on the income statement as it collects revenues through customers’ rates. Further, regulators can also impose

WGL Holdings, Inc.
Washington Gas Light Company
Part 1 — Financial Information
Item 1- Financial Statements (continued)

liabilities upon a company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities).

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

          Derivative Activities

          The Company applies the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133, as amended, requires derivative instruments, including certain derivative instruments embedded in other contracts, to be recorded at fair value as either an asset or a liability. Changes in the derivative’s fair value are recorded in earnings, unless the derivative meets specific hedge accounting criteria. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative generally are recorded in other comprehensive income and are recognized in income when the hedged item affects earnings. SFAS No. 133 requires that the Company formally document, designate and assess the effectiveness of derivatives that are accounted for as hedging instruments. For those derivatives that are associated with activities of the regulated utility that are likely to be recovered from or passed back to customers in future periods, the corresponding fair value is recorded as regulatory assets or regulatory liabilities, rather than through other comprehensive income.

          Recent Accounting Standards

          Effective October 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill no longer be amortized over an estimated useful life, but rather be tested annually for impairment and written down to the extent the test indicates the existence of an impairment. Upon implementation of this Statement, the Company performed a transition impairment test for goodwill as of October 1, 2002, and concluded there was no impairment required to be recorded. Accordingly, the adoption of SFAS No. 142 did not have any effect on the Company’s financial statements for the quarter ended June 30, 2003. Unamortized goodwill was $2.1 million at June 30, 2003. Amortization expense for the three and nine months ended June 30, 2002 was not material. Discontinuing goodwill amortization for fiscal year 2003 does not have a significant impact on the financial statements.

          Effective October 1, 2002, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations (ARO). The standard requires that the Company identify legal obligations associated with the retirement of tangible long-lived assets. Liabilities must be recognized and measured at fair value when it is determined that there is a legal obligation associated with the retirement of tangible long-lived assets. The cost associated with the recognition of the liability for

WGL Holdings, Inc.
Washington Gas Light Company
Part 1 — Financial Information
Item 1- Financial Statements (continued)

AROs is capitalized as part of the related asset’s book value and is depreciated over the expected life o f the asset. If a legal obligation does not exist, or if it can not be measured due to uncertainty about the estimated amounts, then the accounting for the asset retirement cost is not affected. The adoption of SFAS No. 143 did not have a material effect on the Company’s financial statements for the three and nine months ended June 30, 2003 since the Company did not have a legal obligation to retire any of its tangible long-lived assets or, for certain immaterial assets, the Company could not estimate the ARO. The regulated utility currently accrues interim costs of removal on many regulated, long-lived assets through depreciation expense, with a corresponding credit to accumulated depreciation, as allowed by the regulatory commissions that have jurisdiction over its retail rates. However, because these removal costs meet the requirements of SFAS 71, these accumulated costs are not classified as liabilities. The regulated utility is in the process of determining the amount of the accumulated removal costs included in the accumulated depreciation reserve and will disclose them in the future.

          Effective January 1, 2003, the Company adopted FASB Financial Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 clarifies SFAS No. 5, Accounting for Contingencies, by requiring a guarantor to recognize a liability on its balance sheet for the fair value of the obligation it has assumed under certain guarantees issued or modified after December 31, 2002. Additionally, FIN 45 requires expanded disclosures in interim and annual financial statements about a guarantor’s obligations under certain guarantees that it has issued. As of June 30, 2003, the Company did not have any obligations under guarantees that would be required to be recognized as a liability on the balance sheet. However, the Company did have obligations under guarantees subject to the disclosure requirements of FIN 45 (refer to Note 12 included herein).

          Effective April 1, 2003, the Company adopted SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, by providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure in both annual and interim financial statements. No compensation expense has been recognized in the Company’s Consolidated Statements of Income for stock option grants. If compensation expense associated with the Company’s stock-based compensation plans had been recognized in income based on the fair value at the grant dates for awards under these plans consistent with the method prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net income (loss) and earnings (loss) per share for the three and nine months ended June 30, 2003 and 2002 would have been adjusted to the amounts shown in the following pro forma table.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

(In thousands, except per share data)	2003	2002	2003	2002

Net Income (Loss)
As Reported	$(2,640)	$(14,185)	$129,945	$61,812
Pro Forma	$(2,723)	$(14,253)	$129,695	$61,583

Earnings (Loss) per Common Share - Diluted
As Reported	$(0.05)	$(0.29)	$2.67	$1.27
Pro Forma	$(0.06)	$(0.29)	$2.66	$1.27

          In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and

WGL Holdings, Inc.
Washington Gas Light Company
Part 1 — Financial Information
Item 1- Financial Statements (continued)

for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. Specifically, this statement clarifies the circumstances by which a contract with an initial net investment meets the characteristics of a derivative according to SFAS No. 133, and when a derivative contains a financing component that warrants special reporting in the Statement of Cash Flows.

          The requirements of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The provisions of the statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. Management is currently evaluating the impacts, if any, of SFAS No. 149 on the Company’s financial statements.

     NOTE 2 — SHORT-TERM DEBT

          On May 2, 2003, WGL Holdings and Washington Gas executed new revolving credit agreements with a banking group in the amounts of $130 million and $175 million respectively. The new credit agreements replaced previously existing credit agreements of $85 million for WGL Holdings and $220 million for Washington Gas. WGL Holdings and Washington Gas pay facility fees of 13 basis points and 11 basis points, respectively, for the new revolving credit agreements, which will expire on April 30, 2004. Other permanent and seasonal bank lines of credit available to WGL Holdings and Washington Gas since the end of fiscal year 2002 have either expired or terminated as of May 2, 2003.

     NOTE 3 — LONG-TERM DEBT

          Unsecured Medium-Term Notes

          The regulated utility issues unsecured Medium-Term Notes (MTNs) with individual terms regarding interest rates, maturities and call or put options that are an integral part of the basic debt instrument. These notes can have maturity dates of one or more years from the date of issuance. During the three months ended June 30, 2003, the regulated utility did not issue any unsecured MTNs. Washington Gas filed a new $250.0 million shelf registration that was declared effective by the SEC on April 24, 2003. The table below reflects notes payable and current maturities of long-term debt outstanding as of June 30, 2003 and September 30, 2002.

WGL Holdings, Inc.

(In thousands)	June 30, 2003	September 30, 2002

Current Maturities of Long-Term Debt	$28,198	$42,396
Notes Payable	38,421	90,865

Total	$66,619	$133,261

Washington Gas Light Company

(In thousands)	June 30, 2003	September 30, 2002

Current Maturities of Long-Term Debt	$28,097	$42,238
Notes Payable	11	25,705

Total	$28,108	$67,943

WGL Holdings, Inc.
Washington Gas Light Company
Part 1 — Financial Information
Item 1- Financial Statements (continued)

     NOTE 4 — COMMON SHAREHOLDERS’ EQUITY

          The tables below reflect the components of Common shareholders’ equity as of June 30, 2003 and September 30, 2002.

WGL Holdings, Inc.

(In thousands)	June 30, 2003	September 30, 2002

Common stock, no par value, 120,000,000 shares authorized, 48,650,635 shares issued	$471,497	$471,497
Paid-in capital	2,372	1,645
Retained earnings	379,093	295,676
Deferred compensation	(40)	(120)
Other comprehensive income	(676)	—
Treasury stock — at cost, 51,154 and 85,968 shares, respectively	(1,344)	(2,295)

Total	$850,902	$766,403

Washington Gas Light Company

(In thousands)	June 30, 2003	September 30, 2002

Common stock, $1 par value, 80,000,000 shares authorized, 46,479,536 shares issued	$46,479	$46,479
Paid-in capital	450,600	449,518
Retained earnings	314,035	234,443
Deferred compensation	(40)	(120)
Other comprehensive income	(676)	—

Total	$810,398	$730,320

     NOTE 5 — COMPREHENSIVE INCOME (LOSS)

          The tables below reflect the components of comprehensive income (loss) for the three and nine months ended June 30, 2003 and 2002. Items that are excluded from net income (loss) and charged directly to common shareholders’ equity are accumulated in Other comprehensive income. The amount of accumulated other comprehensive income is included in Common shareholders’ equity.

WGL Holdings, Inc.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

(In thousands)	2003	2002	2003	2002

Net income (loss) (applicable to common stock)	$(2,640)	$(14,185)	$129,945	$61,812
Other comprehensive income, net of tax:
Minimum pension liability adjustment	—	—	(676)	—

Comprehensive Income (Loss)	$(2,640)	$(14,185)	$129,269	$61,812

WGL Holdings, Inc.
Washington Gas Light Company
Part 1 — Financial Information
Item 1- Financial Statements (continued)

Washington Gas Light Company

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

(In thousands)	2003	2002	2003	2002

Net income (loss)	$(3,400)	$(12,919)	$126,092	$70,314
Other comprehensive income, net of tax:
Minimum pension liability adjustment	—	—	(676)	—

Comprehensive Income (Loss)	$(3,400)	$(12,919)	$125,416	$70,314

     NOTE 6 — EARNINGS (LOSS) PER SHARE

          Basic earnings (loss) per average common share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period. The following tables show the computation of basic and diluted EPS of WGL Holdings for the three and nine months ended June 30, 2003 and 2002.

Basic and Diluted Earnings Per Average Common Share

	Net		Per Share
(Thousands, Except Per Share Data)	Income	Shares	Amount

Three Months Ended June 30, 2003
Basic EPS:
Net Loss	$(2,640)	48,587	$(0.05)
Stock-Based Compensation Plans*	—	—	—

Diluted EPS:
Net Loss	$(2,640)	48,587	$(0.05)

Three Months Ended June 30, 2002
Basic EPS:
Net Loss	$(14,185)	48,566	$(0.29)
Stock-Based Compensation Plans*	—	—	—

Diluted EPS:
Net Loss	$(14,185)	48,566	$(0.29)

Nine Months Ended June 30, 2003
Basic EPS:
Net Income	$129,945	48,581	$2.67
Stock-Based Compensation Plans	—	156	—

Diluted EPS:
Net Income	$129,945	48,737	$2.67

Nine Months Ended June 30, 2002
Basic EPS:
Net Income	$61,812	48,562	$1.27
Stock-Based Compensation Plans	—	87	—

Diluted EPS:
Net Income	$61,812	48,649	$1.27

* Excluded because the effect would be anti-dilutive.

WGL Holdings, Inc.
Washington Gas Light Company
Part 1 — Financial Information
Item 1- Financial Statements (continued)

     NOTE 7 — LIMITED LIABILITY COMPANY INVESTMENT

          On September 20, 2002, WGL Holdings and Thayer Capital Partners (Thayer) entered into an agreement to restructure Primary Investors such that WGL Holdings has no liability or financial commitment to Thayer, Primary Investors or any subsidiary of Primary Investors. On October 15, 2002, WGL Holdings and Primary Investors executed a final closing, and WGL Holdings transferred all of its interest in Primary Investors to Thayer. Since September 30, 2002, the Company had no net investment in this equity venture and, accordingly, no effect on net income for this venture. Net income (loss) for the three and nine months ended June 30, 2002 included an after-tax loss from these operations totaling $3.0 million and $5.9 million, respectively, as well as an after-tax impairment provision to reflect the permanent decline in value totaling $2.1 million and $9.4 million, respectively.

     NOTE 8 — DERIVATIVE ACTIVITY

          Washington Gas enters into forward contracts for the purchase of natural gas that qualify as derivatives under SFAS No. 133. Washington Gas has elected to exempt such contracts as normal purchases and sales, as defined by SFAS No. 133. Certain contracts meet the definition of a derivative and are recorded as a liability on the balance sheet at fair value. Because such contracts relate to the acquisition of natural gas under a hedging program that provides for the recovery of the actual cost (which has been approved by the regulatory bodies in the District of Columbia, Maryland and Virginia), offsetting mark-to-market amounts are recorded as a regulatory asset or regulatory liability. The fair value gain of these contracts at September 30, 2002 was $1.3 million; the fair value at June 30, 2003 was negligible.

          On June 4, 2003, Washington Gas entered into two forward-starting swaps with an aggregate notional principal of $62 million to mitigate a substantial portion of interest-rate risk associated with debt transactions anticipated to be executed during the first quarter of fiscal year 2004 that will end on December 31, 2003. These swaps have been designated as cash flow hedges which, in accordance with SFAS No. 133, are carried at fair value. At June 30, 2003, the estimated fair value gain related to these swaps totaled $853,000. This gain (along with future changes in the fair value of the swaps) is recorded as a regulatory liability in accordance with regulatory accounting. These swaps are scheduled to terminate concurrently with the execution of the anticipated debt transactions during the first quarter of fiscal year 2004 that will end on December 31, 2003.

          The Company’s non-regulated retail energy-marketing subsidiary, WGEServices holds a heating degree day option contract, which is used to manage the risk of increased usage caused by colder-than-normal weather for a limited number of its customers, where such customers have chosen a fixed-price and volume service. This contract pays WGEServices a fixed dollar amount for every heating degree day over a specified level during the calculation period. This contract is accounted for under the guidelines issued by the Emerging Issues Task Force (EITF) of the FASB in issue 99-2 and is excluded from the definition of a hedge contract under SFAS No.133. Except for this heating degree day option contract, WGEServices held no other open option contracts as of June 30, 2003.

     NOTE 9 — OPERATING SEGMENT REPORTING

          WGL Holdings reports three operating segments: 1) regulated utility; 2) retail energy-marketing; and 3) heating ventilating and air conditioning (HVAC) activities. Transactions excluded from these three segments were accumulated in other activities of the Company’s non-utility operations.

          With approximately 95 percent of WGL Holdings’ assets, the regulated utility segment is its core business. Represented almost entirely by Washington Gas, the regulated utility segment provides regulated gas distribution services (including the purchase and delivery of natural gas, meter reading, responding to customer inquiries and bill preparation) to customers in metropolitan

WGL Holdings, Inc.
Washington Gas Light Company
Part 1 — Financial Information
Item 1- Financial Statements (continued)

Washington, D.C., and parts of Maryland and Virginia. In addition to the regulated operations of Washington Gas, the regulated utility segment includes the operations of Hampshire Gas Company, an underground natural gas storage facility that is regulated by the Federal Energy Regulatory Commission and operated on behalf of Washington Gas.

          Through WGEServices, the retail energy-marketing segment sells natural gas and electricity directly to customers, both inside and outside Washington Gas’ traditional service territory, in competition with unregulated gas and electricity marketers. Through two wholly owned subsidiaries, WGESystems and ACI, the HVAC segment designs, renovates and services mechanical heating, ventilating and air conditioning systems for commercial and governmental customers. In the three and nine months periods ended June 30, 2002, the HVAC segment also included the results of the Company’s 50 percent former equity investment in Primary Investors, an entity that provided HVAC services to residential customers. The Company terminated its interest in Primary Investors in October 2002 (refer to Note 7 included herein).

WGL Holdings, Inc.
Washington Gas Light Company
Part 1 — Financial Information
Item 1- Financial Statements (continued)

          The following table presents operating segment information.

OPERATING SEGMENT FINANCIAL INFORMATION

		Non-Utility Operations

	Regulated	Retail Energy		Other		Eliminations/
(Thousands)	Utility	Marketing	HVAC	Activities	Total	Other	Consolidated

Three Months Ended June 30, 2003

Total Revenues	$203,097	$163,189	$7,460	$105	$170,754	$(696)	$373,155
Operating Expenses
Depreciation and Amortization	21,315	(265)	34	157	(74)	—	21,241
Other Operating Expenses (a)	172,877	164,672	7,976	510	173,158	(696)	345,339
Income Tax Expense (Benefit)	282	(547)	(207)	(2,236)	(2,990)	—	(2,708)

Total Operating Expenses	194,474	163,860	7,803	(1,569)	170,094	(696)	363,872

Operating Income (Loss)	8,623	(671)	(343)	1,674	660	—	9,283
Interest Expense — Net	11,261	132	3	114	249	(51)	11,459
Other Non-Operating Income (Expense) (b)	(418)	—	15	320	335	(51)	(134)
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330

Net Income (Loss)	$(3,386)	$(803)	$(331)	$1,880	$746	$—	$(2,640)

Total Assets	$2,055,678	$133,982	$20,999	$50,971	$205,952	$(79,610)	$2,182,020

Capital Expenditures	$32,114	$—	$(16)	$(12)	$(28)	$—	$32,086

Three Months Ended June 30, 2002 (c)

Total Revenues	$166,482	$135,532	$14,489	$475	$150,496	$(2,786)	$314,192
Operating Expenses
Depreciation and Amortization	18,735	132	162	154	448	—	19,183
Other Operating Expenses (a)	149,442	131,205	10,610	8,618	150,433	(2,786)	297,089
Income Tax Expense (Benefit)	(4,681)	1,366	(403)	(3,228)	(2,265)	—	(6,946)

Total Operating Expenses	163,496	132,703	10,369	5,544	148,616	(2,786)	309,326
Equity in Net Loss of Affiliate	—	—	(5,051)	—	(5,051)	—	(5,051)

Operating Income (Loss)	2,986	2,829	(931)	(5,069)	(3,171)	—	(185)
Interest Expense — Net	10,902	291	19	—	310	—	11,212
Other Non-Operating Income (Expense) (b)	(609)	—	282	—	282	—	(327)
Residential HVAC impairment	—	—	(2,131)	—	(2,131)	—	(2,131)

Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330

Net Income (Loss)	$(8,855)	$2,538	$(2,799)	$(5,069)	$(5,330)	$—	$(14,185)

Total Assets	$1,926,662	$106,576	$25,779	$37,259	$169,614	$(40,400)	$2,055,876

Capital Expenditures	$45,915	$560	$2,726	$—	$3,286	$—	$49,201

a.	Includes cost of gas and revenue taxes during all reported periods.
b.	The amounts reported for Other Non-Operating Income. (Expense) are net of applicable income taxes.
c.	Certain amounts in the fiscal year 2002 period have been reclassified to conform to the presentation of the current fiscal year period.
Eliminations included in the Other Activities segment in fiscal year 2002 have been reclassified into the Eliminations/Other column to conform to the same presentation in fiscal year 2003.

WGL Holdings, Inc.
Washington Gas Light Company
Part 1 — Financial Information
Item 1- Financial Statements (continued)

OPERATING SEGMENT FINANCIAL INFORMATION

		Non-Utility Operations

	Regulated	Retail Energy		Other		Eliminations/
(Thousands)	Utility	Marketing	HVAC	Activities	Total	Other	Consolidated

Nine Months Ended June 30, 2003

Total Revenues	$1,208,226	$559,822	$25,600	$1,225	$586,647	$(10,625)	$1,784,248
Operating Expenses
Depreciation and Amortization	62,119	(118)	100	469	451	—	62,570
Other Operating Expenses (a)	900,557	554,763	27,118	2,450	584,331	(10,625)	1,474,263
Income Tax Expense (Benefit)	82,625	1,876	(655)	(1,804)	(583)	—	82,042

Total Operating Expenses	1,045,301	556,521	26,563	1,115	584,199	(10,625)	1,618,875

Operating Income (Loss)	162,925	3,301	(963)	110	2,448	—	165,373
Interest Expense — Net	34,334	413	11	513	937	(336)	34,935
Other Non-Operating Income (Expense) (b)	(1,946)	11	27	2,741	2,779	(336)	497
Dividends on Washington Gas Preferred Stock	990	—	—	—	—	—	990

Net Income (Loss)	$125,655	$2,899	$(947)	$2,338	$4,290	$—	$129,945

Total Assets	$2,055,678	$133,982	$20,999	$50,971	$205,952	$(79,610)	$2,182,020

Capital Expenditures	$92,427	$8	$159	$—	$167	$—	$92,594

Nine Months Ended June 30, 2002 (c)

Total Revenues	$823,493	$437,541	$47,261	$1,559	$486,361	$(13,747)	$1,296,107
Operating Expenses
Depreciation and Amortization	54,434	356	464	464	1,284	—	55,718
Other Operating Expenses (a)	613,169	429,038	40,746	9,527	479,311	(13,747)	1,078,733
Income Tax Expense (Benefit)	48,809	2,581	640	(3,280)	(59)	—	48,750

Total Operating Expenses	716,412	431,975	41,850	6,711	480,536	(13,747)	1,183,201
Equity in Net Loss of Affiliate	—	—	(7,873)	—	(7,873)	—	(7,873)

Operating Income (Loss)	107,081	5,566	(2,462)	(5,152)	(2,048)	—	105,033
Interest Expense — Net	33,381	771	288	13	1,072	—	34,453
Other Non-Operating Income (Expense) (b)	1,279	—	374	—	374	—	1,653
Residential HVAC impairment	—	—	(9,431)	—	(9,431)	—	(9,431)

Dividends on Washington Gas Preferred Stock	990	—	—	—	—	—	990

Net Income (Loss)	$73,989	$4,795	$(11,807)	$(5,165)	$(12,177)	$—	$61,812

Total Assets	$1,926,662	$106,576	$25,779	$37,259	$169,614	$(40,400)	$2,055,876

Capital Expenditures	$114,626	$410	$5,168	$(1)	$5,577	$—	$120,203

(a)	Includes cost of gas and revenue taxes during all reported periods.
(b)	The amounts reported for Other Non-Operating Inc. (Expense) are net of applicable income taxes.
(c)	Certain amounts in the fiscal year 2002 period have been reclassified to conform to the presentation of the current fiscal year period.
Eliminations included in the Other Activities segment in fiscal year 2002 have been reclassified into the Eliminations/Other column to conform to the same presentation in fiscal year 2003.

     NOTE 10 — TRANSACTIONS BETWEEN WASHINGTON GAS AND AFFILIATES

          Washington Gas and other subsidiaries of WGL Holdings may engage in transactions with each other during the ordinary course of business. All significant intercompany transactions and balances have been eliminated from the consolidated financial statements of WGL Holdings.

          Washington Gas provides administrative and general support to affiliates, and prepares consolidated tax returns, which include affiliated company tax obligations. All such costs that are billed to affiliates are settled with a cash transfer or reflected in “Receivables from associated companies” or “Payables to associated companies” on Washington Gas’ Balance Sheets. Washington Gas may also, on occasion, borrow funds from, or lend funds to, affiliated companies through the operation of a money pool. The Washington Gas Balance Sheets reflect a net receivable of $36.0 million and $3.6 million at June 30, 2003 and September 30, 2002, respectively, for money pool balances. Additionally, Washington Gas provides system balancing services to all energy marketers participating in the customer choice programs on its facilities under approved tariffs, including $696,000 and $10.6 million of charges to WGEServices, an affiliated energy

WGL Holdings, Inc.
Washington Gas Light Company
Part 1 — Financial Information
Item 1- Financial Statements (continued)

marketer, for balancing services during the three and nine month periods ended June 30, 2003, respectively. For the three and nine month periods ended June 30, 2002, the charges for balancing services were $2.1 million and $11.7 million, respectively.

     NOTE 11 — SALE OF ASSETS

          In March 2003, the Company’s regulated utility recognized an after-tax gain of $2.5 million, or $0.05 per share, from the sale of the Company’s headquarters building and land located in downtown Washington, D.C. This gain was reported in Other income (expenses) — net for the nine months ended June 30, 2003 in accordance with regulatory accounting. The year-to-date results also include estimates for potential refunds to customers based on the outcome of regulatory decisions related to this gain. In the first quarter of fiscal year 2003, the Company’s non-utility operations recognized an after-tax gain of $926,000, or $0.02 per share, from the sale of its interest in a land development venture.

     NOTE 12 — COMMITMENTS AND CONTINGENCIES

          Regulated Utility Operations

          Certain legal and administrative proceedings, incidental to the Company’s business, including rate case contingencies, involve WGL Holdings and/or its subsidiaries. In the opinion of management, the Company has recorded an adequate provision for probable losses or refunds to customers for rate case contingencies related to these proceedings in accordance with SFAS No. 5, Accounting for Contingencies. Management believes the amount of the refunds that are reasonably possible, in excess of the liability recorded at June 30, 2003, is approximately $8.9 million. Below is a description of certain of Washington Gas’ current regulatory proceedings.

          Virginia Jurisdiction — Rate Case Activity

          On June 14, 2002, Washington Gas filed an application with the State Corporation Commission of Virginia (SCC of VA) to increase annual revenues in Virginia. The Shenandoah Gas Division of Washington Gas is included in the filing. The application requested to increase overall annual revenues by approximately $23.8 million. Washington Gas requested an overall rate of return of 9.42 percent and a return on common equity of 12.25 percent versus its currently authorized return on common equity of 11.50 percent for Washington Gas and 10.7 percent for Shenandoah Gas. Washington Gas also requested approval of an Incentive Rate Plan (IRP), which includes a 50/50 sharing between customers and Washington Gas of weather-normalized Virginia regulated earnings 100 basis points above or below the SCC of VA’s authorized return on equity. The IRP proposed no change in the method of recovering the cost of natural gas incurred by Washington Gas.

          On November 15, 2002, the Staff of the SCC of VA (VA Staff) filed testimony in response to Washington Gas’ presentation. The VA Staff took the position that Washington Gas’ revenues are sufficient and do not need to be revised, but recommended that operating revenues for the Shenandoah Gas Division be decreased by $1.4 million. The VA Staff’s estimate of the cost of equity for Washington Gas, including the Shenandoah Division, ranged between 9.50 percent and 10.50 percent. The VA Staff recommended the SCC of VA adopt a 10.0 percent return on equity for Washington Gas including the Shenandoah Division. Washington Gas filed rebuttal testimony in this proceeding on December 4, 2002. Hearings were held the week of December 16, 2002. At the hearing, Washington Gas withdrew the IRP from consideration in that proceeding but reserved the right to propose a performance-based rate plan in a future rate case. The other parties agreed to leave the record open to permit Washington Gas to submit by January 10, 2003, the actuarial studies that support the reasonableness of the updated pension and Other Post-Employment Benefits (OPEB) expenses proposed by Washington Gas.

          On January 30, 2003, the VA Staff filed a motion that requested acceptance of the VA Staff’s

WGL Holdings, Inc.
Washington Gas Light Company
Part 1 — Financial Information
Item 1- Financial Statements (continued)

comments and accompanying schedules that reflected revisions to the VA Staff’s original position. Based on its review of additional financial data and actuarial studies, the VA Staff supported the pension OPEB costs requested by Washington Gas. After appropriate revisions to reflect Washington Gas’ proposed pension and OPEB costs, the VA Staff now supports an operating revenue increase of $5.0 million for Washington Gas and an operating revenue reduction of $1.2 million for the Shenandoah Division.

          Washington Gas cannot predict the final outcome of this pending regulatory proceeding. Under the regulations of the SCC of VA, Washington Gas placed the requested general revenue increase into effect on November 12, 2002, subject to refund pending the SCC of VA’s final decision in the proceeding. Washington Gas has recorded a provision for rate refunds as of June 30, 2003, representing management’s judgment of the rate case outcome.

          Virginia Jurisdiction — Depreciation Issues

          In accordance with an Order of the SCC of VA, Washington Gas performed a depreciation study, using data as of December 31, 2000, to determine the adequacy of the current depreciation rates that Washington Gas uses to record depreciation expense for property located in its Virginia jurisdiction. Washington Gas submitted the study to the Staff in the first quarter of fiscal year 2002. Following discussions with the Staff, Washington Gas submitted to the Staff in the third quarter of fiscal year 2002 an updated study based on data as of December 31, 2001.

          The VA Staff issued a letter dated October 2, 2002 approving new depreciation rates for Washington Gas and the Shenandoah Gas Division that would increase annual depreciation expense by approximately $4.0 million. Staff stated its position that the approved rates should be implemented as of January 1, 2002, but recognized that the implementation date should be decided by the SCC of VA in the pending rate case discussed above. Washington Gas believes the new depreciation rates should have been implemented concurrent with the effective date of new base rates on November 12, 2002. Washington Gas filed testimony supporting this position with the SCC of VA in the base rate proceeding discussed previously. Washington Gas believes that it is reasonably possible that the position it has taken on this matter will be adopted by the SCC of VA in the pending rate case.

          The financial statements as reported in this Quarterly Report on Form 10-Q do not reflect any modification of depreciation rates for periods prior to November 12, 2002. However, Washington Gas did utilize the higher depreciation rates from November 12, 2002 forward. To the extent the position of the VA Staff is adopted by the SCC of VA in the current rate filing, Washington Gas would have to record a charge to income for additional depreciation expense, net of income tax benefits, calculated from January 1, 2002 to November 12, 2002, without a corresponding amount of revenue. This issue is still pending in the previously discussed rate case.

          Maryland Jurisdiction

          On March 31, 2003, Washington Gas filed with the Public Service Commission of Maryland (PSC of MD) an application to increase rates in Maryland. The application requested an increase to overall annual revenues by approximately $35.1 million, with a return on common equity of 12.25 percent and an overall rate of return of 9.39 percent. On June 16, 2003, as a result of information obtained subsequent to its original filing, Washington Gas revised its overall requested increase in annual revenue to $28.9 million. On August 1, 2003, Washington Gas further revised its requested annual revenue increase to $27.2 million. The most recent update reflects no revision to the original request in regards to Washington Gas’ return on common equity or overall rate of return.

          The proposed rate request includes an IRP that would establish incentives to increase efficiencies and would set customer service quality standards that seek to increase the efficiency,

WGL Holdings, Inc.
Washington Gas Light Company
Part 1 — Financial Information
Item 1- Financial Statements (continued)

safety, and reliability of service. The IRP benefits customers by providing for more stable rates, which would result in less frequent requests for rate increases. The rate request also includes a proposal that would provide benefits to low-income customers who qualify for participation in a new Washington Gas program that would provide bill credits to participants during the winter heating season.

          On June 20, 2003, the Staff of the PSC of MD (MD Staff), the Maryland Office of People’s Counsel (MD OPC), the United States Department of Defense and the other affected Federal Executive Agencies (DOD) and the Apartment and Office Building Association of Metropolitan Washington (AOBA) filed testimony in response to Washington Gas’ rate application. According to its filed testimony, the MD Staff recommended that the PSC of MD order Washington Gas to reduce its annual revenues by $6.6 million (subsequently revised on August 1, 2003 to recommend a $13.6 million reduction in annual revenues based on an alternative rate-making proposal for interruptible revenues) and to allow Washington Gas a return on common equity of 10.80 percent and an overall rate of return of 8.64 percent. The MD OPC recommended an annual reduction in revenues of $11.7 million, with a return on common equity of 9.50 percent and an overall rate of return of 7.92 percent. Neither the MD Staff nor the MD OPC supported the Washington Gas proposal to implement an IRP. The DOD recommended a $5.1 million reduction in Washington Gas’ annual revenues, and a return on common equity of 9.20 percent and an overall rate of return of 7.81 percent. DOD did not support Washington Gas’ proposal to implement an IRP, however, it recommended a reduction in the return on common equity to 8.00 percent if the PSC of MD elects to adopt an IRP.

          AOBA did not specify a change in annual revenues, however, it recommended a return on common equity of 10.10 percent and an overall rate of return of 8.08 percent. While not supporting Washington Gas’ proposal to implement an IRP, AOBA alternatively proposed a 9.30 percent return on common equity and an overall rate of return of 7.69 percent if the PSC of MD did adopt an IRP.

          On July 14, 2003, Washington Gas filed its rebuttal case. Hearings were held from August 4, 2003 through August 7, 2003 to discuss the merits of the proposed rate increase.

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

          District of Columbia Jurisdiction

          On June 19, 2001, Washington Gas filed with the Public Service Commission of the District of Columbia (PSC of DC) an application to increase rates in the District of Columbia. The request sought to increase overall annual revenues in the District of Columbia by approximately $16.3 million, or 6.8 percent, based on a proposed return on equity of 12.25 percent.

          On October 29, 2002, the PSC of DC issued an Order for Washington Gas to decrease rates. The Order directed a decrease in overall annual revenues in the District of Columbia of approximately $7.5 million, and approved a return on common equity of 10.6 percent and an overall rate of return of 8.83 percent.

          On November 6, 2002, Washington Gas filed with the PSC of DC an Application for Reconsideration of the Order issued by the PSC of DC on October 29, 2002. The District of Columbia’s Office of the People’s Counsel (DC OPC) and another intervenor also filed Applications for Reconsideration of the October 29, 2002 Order.

          After reviewing the Applications for Reconsideration of Washington Gas and other parties in the case, the PSC of DC issued its order on reconsideration on March 28, 2003. New rates resulting

WGL Holdings, Inc.
Washington Gas Light Company
Part 1 — Financial Information
Item 1- Financial Statements (continued)

in a $5.4 million annual revenue reduction were put into place in the District of Columbia for service rendered on and after April 9, 2003.

          On May 23, 2003, the DC OPC filed an appeal with the District of Columbia Court of Appeals seeking to overturn the March 28, 2003 ruling by the PSC of DC. In its March 28, 2003 ruling, the PSC of DC upheld a previous ruling that rejected a proposal by the DC OPC to refund to customers, asset management revenues collected by the Company, and approved the Company’s proposal to share with customers fifty percent of such future revenues. This ruling became effective on April 9, 2003. If the District of Columbia Court of Appeals were to rule in favor of the DC OPC in this matter, the Company would be required to refund the amounts previously recorded in revenues totaling approximately $8.0 million (on a pre-tax basis). Though management cannot predict the final outcome of this matter, it believes that the DC OPC’s appeal is without merit and, accordingly, the Company has recorded no liability related to this matter.

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

          After considering the effect of the base rate reductions that became effective on April 9, 2003, Washington Gas filed a revision to its February 7, 2003 application on April 23, 2003. This revision increased the amount of the requested increase from $14.1 million to $19.9 million. On May 2, 2003, in response to a commission request for supplemental testimony, the requested increase was modified to $18.8 million, supporting a total level of annual revenues of $213.2 million. There are no statutory time requirements for a ruling on the rate request in the District of Columbia. However, Washington Gas requested the PSC of DC to take action on the request within a nine-month period from the February filing date. The PSC of DC held a Pre-hearing Conference in this case on April 10, 2003 to consider interventions and appearances of interested parties, the procedural schedule in the case and proposals for issues to be resolved in this case. The PSC of DC has adopted a procedural schedule that requires final briefs to be filed during the first week of October 2003.

          On June 26, 2003, the DC OPC, AOBA and other intervenors filed testimony in response to Washington Gas’ District of Columbia rate application. According to its filed testimony, the DC OPC recommended an annual reduction in revenues of $9.6 million with a return on common equity of 9.00 percent and an overall rate of return of 7.39 percent. Included in the $9.6 million annual revenue reduction is DC OPC’s recommendation to lower Washington Gas’ annual depreciation expense by $7.7 million due principally to different depreciation rates that modify the way costs of removal are reflected in depreciation expense. The DC OPC did not support the Washington Gas proposal to implement an IRP.

          AOBA did not specify a change in annual revenues, however, it recommended a return on common equity of 10.10 percent and an overall rate of return of 8.08 percent. While not supporting the Washington Gas proposal to implement an IRP, AOBA alternatively proposed a 9.30 percent return on common equity and an overall rate of return of 7.69 percent if the PSC of DC did adopt an IRP.

          On July 25, 2003, Washington Gas filed its rebuttal case. Hearings are scheduled from September 16, 2003 through September 18, 2003 to discuss the merits of the proposed rate increase.

WGL Holdings, Inc.
Washington Gas Light Company
Part 1 — Financial Information
Item 1- Financial Statements (concluded)

          Non-Utility Operations

          As discussed below, the Company is party to financial guarantees related to the energy-marketing activities of WGEServices. WGES also is exposed to the risk of non-performance associated with its principal electric supplier.

          Financial Guarantees

          WGL Holdings and Washington Gas Resources are party to agreements naming them as the guarantor for certain purchases and sales of natural gas and electricity made by WGEServices. Total guarantees outstanding at June 30, 2003 were $261.8 million, of which $258.8 million and $3.0 million of such guarantees named WGL Holdings and Washington Gas Resources as the guarantor, respectively. Of the total guarantees, there were $42.0 million held by WGL Holdings that were due to expire December 31, 2004. The remaining $219.8 million do not have specific maturity dates.

          Electric Supplier Contingency

          WGEServices owns no electric generation assets and receives all of its electric supply to serve its retail customers from Mirant Americas Energy Marketing L.P. (MAEM), a wholly owned subsidiary of Mirant Americas, Inc., which is a wholly owned subsidiary of Mirant Corporation (Mirant). On July 14, 2003, Mirant and substantially all of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. MAEM was included in these bankruptcy filings. Since the bankruptcy filing, MAEM has continued to perform under its supply contracts with WGEServices. Future performance by MAEM may be subject to further developments in the bankruptcy proceedings.

          Should MAEM fail to perform under its supply contracts, WGEServices would be exposed to financial loss equal to the cost of replacement power in excess of the MAEM contracts and the cost of exercising certain damage limitation provisions within its customer sales contracts. WGEServices currently has access to $30 million in collateral from an escrow account established by MAEM as part of the WGEServices supply contracts. In the opinion of counsel to the Company, WGEServices has the contractual right to draw on the escrow funds in the account if MAEM terminates the supply contracts and WGEServices needs to acquire replacement power at a higher cost or otherwise mitigate its damages. As of August 7, 2003, the amount of WGEServices’ exposure in the event of termination of the contracts between WGEServices and MAEM is estimated to be less than the amount of collateral included in the escrow account. This is based upon satisfying the economic terms of existing sales contracts until their expiration, and acquiring supply, priced at forward electricity prices as of August 7, 2003 that will be in effect until WGEServices exercises certain damage limitation provisions of its customers’ sales contracts. The actual exposure for WGEServices may differ from the estimate due to changes for timing of any contract termination, deviations from normal weather, changes in future market conditions, or other factors.

WGL Holdings, Inc.
Washington Gas Light Company
Part 1 — Financial Information
Item 2- Management’s Discussion and Analysis of
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

          Such uncertainties are difficult to predict accurately and are generally beyond WGL Holdings, Inc.’s (WGL Holdings or the Company) direct control. Accordingly, while it believes that the assumptions are reasonable, WGL Holdings cannot ensure that all expectations and objectives will be realized. Readers are urged to use care and consider the risks, uncertainties and other factors that could affect the Company’s business as described in this Quarterly Report on Form 10-Q. All forward-looking statements made in this report rely upon the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

          This Management’s Discussion and Analysis of Financial Condition and Results of Operations is divided into the following two major sections:

          WGL Holdings — This section describes the financial condition and results of operations of WGL Holdings and its subsidiaries on a consolidated basis. It includes brief discussions of WGL Holdings’ regulated utility operations and non-utility operations. The majority of WGL Holdings’ operations are derived from the results of the regulated utility, Washington Gas Light Company (Washington Gas). In addition, WGL Holdings is also impacted by the results of its non-utility operations. To obtain a complete understanding and review of all the details of the regulated utility operations, please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations for Washington Gas.

          Washington Gas — This section comprises the vast majority of WGL Holdings’ regulated utility segment. As such, the financial condition and results of operations of Washington Gas’ utility operations and WGL Holdings’ regulated utility segment are essentially the same.

          The Management’s Discussion and Analysis of Financial Condition and Results of Operations for both WGL Holdings and Washington Gas should be read in conjunction with the respective company’s Consolidated Financial Statements and the combined Notes thereto.

          Washington Gas provides accounting, legal and other services to its affiliates at cost, the total amounts of which are not material. Additionally, Washington Gas provides system balancing

WGL Holdings, Inc.
Washington Gas Light Company
Part 1 — Financial Information
Item 2- Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

services to all energy-marketers participating in the customer choice programs on its system under approved tariffs which includes $696,000 and $2.1 million of charges to Washington Gas Energy Services, Inc. (WGEServices) for balancing in the quarters ended June 30, 2003 and 2002, respectively. For the nine months ended June 30, 2003 and 2002, the charges for balancing services were $10.6 million and $11.7 million, respectively. All of these related-party amounts have been eliminated in the consolidated financial statements of WGL Holdings.

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

          Accounting for Utility Revenue and Cost of Gas Recognition

          For regulated deliveries of natural gas, Washington Gas reads meters and bills customers on a cycle basis. It accrues revenues for gas that has been delivered but not yet billed at the end of an accounting period. Such revenues are recognized as unbilled revenue which are later adjusted in the subsequent period when actual meter readings are taken.

          The regulated utility’s jurisdictional tariffs contain mechanisms that provide for the recovery of the invoice cost of gas applicable to firm customers. Under these mechanisms, the regulated utility periodically adjusts its firm customers’ rates to reflect increases and decreases in the invoice cost of gas. Annually, the regulated utility reconciles the difference between the total gas costs collected from firm customers and the invoice cost of gas. The regulated utility defers any excess or deficiency and either recovers it from, or refunds it to, customers over a subsequent twelve-month period.

          Accounting for Regulated Operations — Regulatory Assets and Liabilities

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

          The Company’s regulated utility accounts for its regulated activities in accordance with Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards

WGL Holdings, Inc.
Washington Gas Light Company
Part 1 — Financial Information
Item 2- Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

(SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, which results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. SFAS No. 71 requires the recognition of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. In certain circumstances, SFAS No. 71 allows entities whose rates are determined by third-party regulators to defer costs as “regulatory” assets on the balance sheet to the extent that the entity expects to recover these costs in future rates. Future regulatory changes or changes in the competitive environment could result in the Company discontinuing the application of SFAS No. 71 for some of its businesses and require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery or refund. In effect, the Company’s regulated utility could be required to write off certain regulatory assets that had been previously deferred on the Consolidated Balance Sheets in prior periods, and charge these costs to expense at the time it determines that the provisions of SFAS No. 71 no longer apply. If WGL Holdings were required to discontinue the application of SFAS No. 71 for any of its operations, it would have an extraordinary non-cash charge to income for the net book value of its regulatory assets and liabilities. Other adjustments might also be required.

          Management believes that currently available facts support the continued application of SFAS No. 71 for the Company’s regulated activities, and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

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

WGL Holdings, Inc.
Part 1 — Financial Information
Item 2- Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     WGL HOLDINGS

     RESULTS OF OPERATIONS — Three Months Ended June 30, 2003 vs. June 30, 2002

          Summary Results

          WGL Holdings, Inc. reported a net loss for the three months ended June 30, 2003 of $2.6 million, or $0.05 per share, an improvement of $11.5 million, or $0.24 per share, over the net loss of $14.2 million, or $0.29 per share, reported for the same period last year. Unless otherwise noted, earnings (or loss) per share amounts are presented herein on a diluted basis, and are based on weighted average common and common equivalent shares outstanding. There was no difference between basic and diluted earnings (or loss) per share for the current or prior year’s quarter.

          Regulated Utility Operating Results

          The Company’s utility operations are weather sensitive with a significant portion of its revenue coming from deliveries of natural gas to residential and small commercial heating customers. The utility segment reported a seasonal net loss of $3.4 million for the third quarter of fiscal year 2003, an improvement of $5.5 million, or 61.8 percent, over the same quarter in fiscal year 2002. This improvement reflects a 24.7 percent increase in firm deliveries due to colder weather during the current quarter. Weather, as measured by heating degree days, was 32.2 percent colder in the current quarter than the same period of the prior fiscal year. The current quarter was 41.8 percent colder than normal, as compared to 6.5 percent colder than normal for the same period last year. The colder-than-normal weather contributed an estimated $0.08 per share to current quarter results. Also contributing to current period results were new rates that went into effect in Maryland on September 30, 2002, and in Virginia on November 12, 2002. The Virginia rate increase is subject to refund pending a final rate order. Tempering these year-over-year improvements were higher labor and benefit costs and depreciation expense. Further discussion of the operating results of the regulated utility for the three months ended June 30, 2003, is included herein in the Management’s Discussion and Analysis of Financial Condition and Results of Operations for Washington Gas.

          Non-Utility Operating Results

          The Company’s non-utility operations reported net income of $746,000 for the third quarter of fiscal year 2003, an improvement of $6.1 million over the same quarter in fiscal year 2002. This improvement is primarily attributable to after-tax charges recorded in the third quarter fiscal year 2002 totaling $10.2 million. These charges related to after-tax operating losses of $3.0 million and an impairment provision of $2.1 million associated with the Company’s former 50 percent equity investment in Primary Investors LLC (Primary Investors). On October 15, 2002, the Company and Primary Investors executed a final closing and transferred all of its interest in Primary Investors to Thayer Capital Partners, the Company’s co-investor. Since September 30, 2002, the Company had no net investment in this equity venture and, accordingly, there was no effect on net income for this venture for the current quarter. The third quarter of the prior year also included an after-tax charge of $5.1 million reflecting a loan loss provision associated with a consumer finance business that has stopped accepting new loans and is expected to fully amortize its loan portfolio by 2005.

          Partially offsetting the favorable year-over-year comparisons were net losses totaling $1.1 million from the Company’s retail energy-marketing and commercial heating ventilating and air conditioning (HVAC) businesses, as compared to net income totaling $4.8 million for the same period in fiscal year 2002.

WGL Holdings, Inc.
Part 1 — Financial Information
Item 2- Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

          The following table compares the financial results from non-utility activities for the quarters ended June 30, 2003 and 2002.

Net Income (Loss) Applicable to Non-Utility Activities
(In thousands of dollars)

	Three Months Ended
	June 30,

	2003	2002	Variance

Retail energy-marketing	$(803)	$2,538	$(3,341)
Commercial HVAC	(331)	2,300	(2,631)

Subtotal	(1,134)	4,838	(5,972)
Other non-utility activities	1,880	(5,069)	6,949
Residential HVAC *	—	(5,099)	5,099

Total	$746	$(5,330)	$6,076

*	Not an operating unit in the 2003 period.

          Retail Energy-Marketing

          WGL Holdings’ retail energy-marketing subsidiary, WGEServices, sells natural gas and electricity in competition with other unregulated marketers. For the third quarter of fiscal year 2003, WGEServices reported a net loss of $803,000 for the current quarter, as compared to net income of $2.5 million for the same quarter in fiscal year 2002. The $3.3 million decrease in income reflects reduced gross margins from natural gas sales due to a higher weighted average gas cost in the current quarter, partially offset by slightly higher gross margins from the sale of electricity.

          At June 30, 2003, the retail energy-marketing segment supplied natural gas to 157,200 customers, a two percent increase over the same period last year. Electricity accounts totaled 79,000 at the end of the current quarter, an increase of 33 percent over the third quarter of fiscal year 2002.

          HVAC — Commercial Operations

          Two subsidiaries, American Combustion Industries, Inc. and Washington Gas Energy Systems, Inc., offer large-scale HVAC installations and related services to commercial and government customers. The Company’s commercial HVAC segment reported a net loss of $331,000 for the three months ended June 30, 2003, down from net income of $2.3 million for the comparable 2002 period, principally reflecting reduced business activity and lower gross margins.

          Other Non-Utility Activities

          Results for the other non-utility activities of the Company for the 2003 quarter improved $6.9 million over the prior year’s quarter. This improvement reflects reduced income taxes in the current quarter of $2.1 million resulting from adjustments reflecting the realization of tax benefits of capital loss carryforwards. Additionally, the prior year’s quarter included an after-tax charge of $5.1 million reflecting a loan loss provision associated with a consumer finance business that has stopped accepting new loans.

WGL Holdings, Inc.
Part 1 — Financial Information
Item 2- Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

          Other Income (Expenses) — Net

          For the quarter ended June 30, 2003, Other Income (Expenses) — Net reflected a net expense of $134,000, which was relatively unchanged from the same period in fiscal year 2002.

          Interest Expense

          WGL Holdings’ total interest expense of $11.5 million for the third quarter of fiscal year 2003 was essentially unchanged from the same quarter last year. The components of interest expense are reflected below.

Composition of Interest Expense Changes
(In thousands of dollars)

	Three Months Ended
	June 30,

	2003	2002	Variance

Long-Term Debt	$10,758	$10,749	$9
Short-Term Debt	106	143	(37)
Other (Includes AFUDC)	595	320	275

Total	$11,459	$11,212	$247

     RESULTS OF OPERATIONS — Nine Months Ended June 30, 2003 vs. June 30, 2002

          Summary Results

          For the first nine months of fiscal year 2003, the Company’s net income was $129.9 million, or $2.67 per share, more than double the net income of $61.8 million, or $1.27 per share, for the same period in fiscal year 2002, principally due to colder weather. Earnings for the current nine-month period reflect an after-tax gain of $2.5 million from the sale in the second quarter of the Company’s Washington, D.C. headquarters property. Results for the current nine-month period also reflect management’s estimates for potential refunds to customers based on the outcome of regulatory decisions related to this gain, as well as other pending regulatory matters in Virginia. Actual results related to these regulatory contingencies are difficult to predict and could differ significantly from the estimates included in the reported earnings. These and other factors affecting the Company’s operating results for the nine-month periods presented are discussed below.

          Regulated Utility Operating Results

          Net income for the utility segment was $125.7 million for the first nine months of fiscal year 2003, an increase of $51.7 million over the corresponding nine-month period in 2002, due primarily to 37.4 percent colder weather than the prior year. Weather was 20 percent colder than normal for the current nine-month period, as compared to 13.0 percent warmer than normal for the same period last year. Firm gas deliveries of 1.298 billion therms for the nine months ended June 30, 2003 represented an increase of 337 million therms, or 35 percent, over the corresponding period in 2002. The colder-than-normal weather for the nine months ended June 30, 2003 enhanced earnings per share by $0.54. New retail rates put into effect on September 30, 2002 in Maryland and on November 12, 2002 in Virginia also improved results. Additionally, the utility segment reflects an adjustment to income taxes in the current nine-month period that added $2.7 million to income. Tempering these earnings improvements were higher labor and benefit costs, depreciation levels and increased expenses associated with uncollectible accounts. The 2002 nine-month period included an after-tax loss of $1.7 million incurred on a transaction with a bankrupt energy trader. Further discussion of the operating results of the regulated utility for the nine months ended June 30, 2003, is included in the

WGL Holdings, Inc.
Part 1 — Financial Information
Item 2- Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Management’s Discussion and Analysis of Financial Condition and Results of Operations for Washington Gas.

          Non-Utility Operating Results

          Net income for the non-utility operations was $4.3 million for the first nine months of fiscal year 2003, as compared to a net loss of $12.2 million for the corresponding period in 2002. The inclusion of charges in the first nine months of fiscal year 2002, for which there were not similar charges in the first nine months of fiscal year 2003, favorably impacted year-over-year comparisons. These charges included a $5.1 million after-tax loan loss provision associated with a consumer finance business that is no longer making new loans, and a $5.9 million after-tax operating loss and a $9.4 million after-tax impairment provision associated with the Company’s former 50 percent equity investment in Primary Investors. There was no impact on financial results for the current nine-month period from the former residential HVAC business as the Company no longer has an investment in this entity.

          Partially offsetting the favorable year-over-year comparisons was a $6.4 million decline in earnings from the Company’s retail energy-marketing and commercial HVAC businesses. The following table compares the financial results from non-utility activities for the nine months ended June 30, 2003 and 2002.

Net Income (Loss) Applicable to Non-Utility Activities
(In thousands of dollars)

	Nine Months Ended
	June 30,

	2003	2002	Variance

Retail energy-marketing	$2,899	$4,795	$(1,896)
Commercial HVAC	(947)	3,537	(4,484)

Subtotal	1,952	8,332	(6,380)
Other non-utility operations	2,338	(5,165)	7,503
Residential HVAC *	—	(15,344)	15,344

Total	$4,290	$(12,177)	$16,467

*	Not an operating unit in the 2003 period.

          Retail Energy-Marketing

          Net income for the retail energy-marketing business was $2.9 million for the first nine months of fiscal year 2003, down $1.9 million from the same period in fiscal year 2002. Despite the seasonal storage flexibility and other risk mitigation strategies that this business utilizes to provide significant protection from the effects of warmer- and colder-than-normal weather, high gas prices that occurred in late February and early March of the current fiscal year were more extreme than the planning parameters prescribed in the Company’s risk management policy. Consequently, the colder-than-normal weather experienced in the 2003 second quarter resulted in the need to make additional purchases of natural gas in the spot market at a cost above its retail selling price to meet its commitments to customers, thereby significantly reducing net margins. Net margins from electricity sales increased due to increased volumes sold and a higher gross margin per kilowatt-hour. Gas sales were 625.9 million therms in the current period, an increase of 100.9 million therms over last year. Electric sales for the nine months ended June 30, 2003 of 5.5 billion kilowatt-hours rose 1.2 billion kilowatt-hours over the same period last year.

WGL Holdings, Inc.
Part 1 — Financial Information
Item 2- Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

          HVAC — Commercial Operations

          The commercial HVAC business reported a net loss of $947,000 for the first nine months of fiscal year 2003, as compared to net income of $3.5 million for the same period last year, due primarily to reduced business activity and lower gross margins.

          Other Non-Utility Activities

          Results for the other non-utility activities of the Company for the fiscal year 2003 nine-month period improved $7.5 million over the corresponding period in 2002. This improvement reflects reduced income taxes in the current quarter of $2.1 million resulting from adjustments reflecting the realization of tax benefits of capital loss carryforwards. Additionally, the prior year’s quarter included an after-tax charge of $5.1 million reflecting a loan loss provision associated with a consumer finance business that has stopped accepting new loans.

          Other Income (Expenses) — Net

          Other Income (Expenses) — Net reflects a $1.2 million decrease in net income for the first nine months of fiscal year 2003 as compared to the same period last year. This decrease is due primarily to $8.3 million of after-tax benefits recorded during the nine-month period of fiscal year 2002 for the proceeds from a weather insurance policy. There were no weather insurance proceeds recorded in the current nine-month period. Partially offsetting the effect of the absence of any weather insurance proceeds in fiscal year 2003 were after-tax gains of $926,000 and $2.5 million related to sales of the Company’s interest in a land development venture and its headquarters property during the first and second quarters of fiscal year 2003, respectively. Lastly, the first quarter of fiscal year 2002 included a $1.7 million after-tax charge related to business activities with a bankrupt energy trader.

          Interest Expense

          WGL Holdings’ interest expense of $34.9 million for the nine months ended June 30, 2003 increased $482,000 over the same period last year due primarily to an increase in the average balance of long-term debt outstanding, partially offset by a decrease in the weighted average cost of these borrowings. Reduced interest costs related to WGL Holdings’ short-term borrowings reflect lower average balances, as well as a decrease in the weighted average cost of such borrowings. The components of interest expense are reflected below.

Composition of Interest Expense Changes
(In thousands of dollars)

	Nine Months Ended
	June 30,

	2003	2002	Variance

Long-Term Debt	$33,218	$32,110	$1,108
Short-Term Debt	758	1,472	(714)
Other (Includes AFUDC)	959	871	88

Total	$34,935	$34,453	$482

WGL Holdings, Inc.
Part 1 — Financial Information
Item 2- Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     LIQUIDITY AND CAPITAL RESOURCES

          General Factors Affecting Liquidity

          It is important for the Company to have access to short-term debt markets to maintain satisfactory liquidity to operate its businesses on a near-term basis. Acquisition of natural gas, electricity, pipeline capacity and the need to finance accounts receivable are the most significant short-term financing requirements of the Company. The need for long-term capital is primarily driven by capital expenditures and maturities of long-term debt.

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

          The Company has a goal to maintain its common equity ratio in the mid-50 percent range of total consolidated capital. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for the Company and Washington Gas and to allow access to capital at relatively low costs. As of June 30, 2003, total consolidated capitalization, including current maturities of long-term debt, comprised 55.6 percent common equity, 1.8 percent preferred stock and 42.6 percent long-term debt. The cash flow requirements of the Company and the ability to provide satisfactory resources to satisfy those requirements are primarily influenced by the activities of Washington Gas and to a lesser extent the non-utility operations.

          Short-Term Cash Requirements and Related Financing

          The regulated utility’s business is weather-sensitive and seasonal, causing short-term cash requirements to vary significantly during the year. Over 75 percent of the total therms delivered in the regulated utility’s service area (excluding deliveries to two electric generation facilities) occur in the first and second fiscal quarters. Cash requirements peak in the fall and winter months when accounts receivable, accrued utility revenues and storage gas inventories are at their highest levels. After the winter heating season, many of these assets are converted into cash, which the Company generally uses to reduce and sometimes eliminate short-term debt and acquire storage gas for the next heating season.

          The retail energy-marketing subsidiary, WGEServices, has seasonal short-term cash requirements resulting from purchasing gas in periods that are not matched with the sale of this commodity. In addition, WGEServices must finance its accounts receivable for the gas and electricity that it sells, and the accounts receivable balances are seasonal.

WGL Holdings, Inc.
Part 1 — Financial Information
Item 2- Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

          Both the regulated utility and the retail energy-marketing segment maintain storage gas inventory. Storage gas inventories represent gas purchased from producers and are stored in facilities primarily owned by interstate pipelines. The regulated utility and retail energy-marketing subsidiary generally pay for storage gas between heating seasons and withdraw it during the heating season. Significant variations in storage balances are usually caused by the price paid to producers and marketers, which is a function of short-term market fluctuations in gas costs. For the regulated utility, such costs become a component of the cost of gas recovered from customers when volumes are withdrawn from storage. In addition, the regulated utility is able to specifically recover a carrying cost related to the varying level of storage gas inventory balances in two of the three jurisdictions in which it operates and it recovers this carrying cost from its customers as a component of gas costs.

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

          The regulated utility has regulatory authority to issue up to $300 million of short-term debt. As of June 30, 2003, the regulated utility had bank facilities totaling $175 million in support of its short-term debt requirements. WGL Holdings had bank credit facilities of $130 million. These facilities were provided pursuant to new revolving credit agreements that became effective on May 2, 2003. The new credit agreements replaced previously existing credit agreements of $85 million for WGL Holdings and $220 million for Washington Gas. The Company’s policy is to maintain bank credit facilities in an amount equal to or greater than its expected maximum short-term debt position.

          WGL Holdings and Washington Gas pay facility fees of 13 basis points and 11 basis points, respectively, for the new revolving credit agreements, which will expire on April 30, 2004. Other permanent and seasonal bank lines of credit previously available to WGL Holdings and Washington Gas had expired or were terminated as of May 2, 2003.

          At June 30, 2003, the Company had outstanding notes payable of $38.4 million as compared to $90.9 million outstanding at September 30, 2002. Most of this decline occurred during the third quarter of fiscal year 2003, after the winter-heating season when accounts receivable and other assets have been converted into cash and have been utilized, in part, to reduce short-term debt. At June 30, 2003, current maturities of long-term debt were $28.2 million as compared to $42.4 million at September 30, 2002.

          Long-Term Cash Requirements and Related Financing

          The Company’s long-term cash requirements primarily depend upon the level of capital expenditures, long-term debt maturity requirements and decisions to refinance long-term debt. The Company devotes the majority of its capital expenditures to adding new regulated utility customers in its existing service area. At June 30, 2003, Washington Gas was authorized to issue up to $250 million of long-term debt under a shelf registration that was declared effective by the Securities and Exchange Commission (SEC) on April 24, 2003. On May 20, 2003, Washington Gas executed a Distribution Agreement with certain financial institutions for the issuance and sale of debt securities included in the shelf registration statement.

          The Company utilizes derivative financial instruments from time to time in order to minimize its exposure to interest-rate risk associated with its debt financing costs. On June 4, 2003, Washington Gas entered into two forward-starting swaps with an aggregate notional principal of $62 million to mitigate a substantial portion of interest-rate risk associated with debt transactions anticipated to be

WGL Holdings, Inc.
Part 1 — Financial Information
Item 2- Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

executed during the first quarter of fiscal year 2004 that will end on December 31, 2003. These swaps have been designated as cash flow hedges and, in accordance with SFAS No. 133, are carried at fair value. At June 30, 2003, the estimated fair value gain related to these swaps totaled $853,000. These swaps are scheduled to terminate concurrently with the execution of the anticipated debt transactions during the first quarter of fiscal year 2004 that will end on December 31, 2003.

          Securities Ratings

          The table below shows the ratings on both WGL Holdings’ and Washington Gas’ debt instruments.

          If the Company and/or the regulated utility were to experience a change in its debt ratings, the cost of its future short-term and long-term debt issues would likely change. Furthermore, a ratings change could result in a change in facility fees paid to banks.

	WGL Holdings, Inc.		Washington Gas

	Unsecured		Unsecured
	Medium-Term	Commercial	Medium-Term	Commercial
Rating Service	Notes (Indicative)*	Paper	Notes	Paper

Fitch, Inc.	A+	F1	AA-	F1+
Moody’s Investors Service	**	P-2	A2	P-1
Standard & Poor’s Corporation	AA-	A-1+	AA-	A-1+

*	Indicates the ratings that would be applicable if WGL Holdings were to issue unsecured medium-term notes.
**	Unpublished.

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

          Reference is made to the section entitled “Contractual Commitments and Obligations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, for a detailed discussion of these contractual obligations. Note 5 of the Notes to Consolidated Financial Statements in the Company’s 2002 Annual Report on Form 10-K includes a discussion of long-term debt, including debt maturities. Note 13 of the Notes to Consolidated Financial Statements in the Company’s 2002 Annual Report on Form 10-K reflects information about natural gas purchase contracts and pipeline capacity contracts of Washington Gas and similar contracts of WGEServices. The comparable information as of June 30, 2003 is not materially different from that disclosed in the Company’s fiscal year 2002 Annual Report on Form 10-K.

          The Company’s non-regulated consumer financing operation has, in the past, extended credit to certain residential and small commercial customers to purchase gas appliances and other energy-related products. The operation transferred, with recourse, certain of these accounts receivable to commercial banks. As of June 30, 2003, the recourse obligation to banks, net of related reserves, was $7.7 million. The Company also finances certain construction projects managed by its commercial HVAC segment. Under the terms of certain agreements with a lender related to certain contracts, all payments received from the project owners are used to satisfy principal and interest

WGL Holdings, Inc.
Part 1 — Financial Information
Item 2- Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

obligations. The Company accounts for these transfers as sales in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Please refer to Note 13 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, for a detailed discussion of these transactions.

          In addition to the contractual obligations shown above, WGL Holdings and a non-regulated subsidiary have guaranteed certain purchases and sales of natural gas and electricity for its retail energy-marketing subsidiary, WGEServices. At June 30, 2003, these guarantees totaled $261.8 million, of which $258.8 million were guaranteed by WGL Holdings and $3.0 million were guaranteed by the non-regulated subsidiary. Termination of these guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings may also cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to honor the obligations which had been created under the guarantee prior to the date of the notice of cancellation.

          Cash Flows From Operating Activities

          Net cash provided from operating activities totaled $221.5 million for the first nine months of fiscal year 2003, a decrease of $22.5 million from the same period in fiscal year 2002. Although net income and non-cash charges and credits included in net income increased by $75.1 million in the first nine months of fiscal year 2003 when compared to the same period of fiscal year 2002, primarily as a result of the changes in net income previously described, this improvement in cash flow was more than offset by other factors. Accounts receivable and accrued utility revenues rose and therefore used $34.3 million more in cash in the first nine months of fiscal year 2003 as compared to the same period of fiscal year 2002 due to significantly higher volumes of gas sold in the current nine months. Gas costs due from customers, which represent the difference between gas costs paid to suppliers and the amount of such costs collected from customers, provided $29.7 million less cash in the current year. At the end of fiscal year 2001, a significant undercollection of gas costs existed that was recovered in the first nine months of fiscal year 2002. A similar undercollection did not exist at the end of fiscal year 2002, and gas costs paid to suppliers and collected from customers have stayed relatively close during the first nine months of fiscal year 2003. Storage gas inventory normally declines dramatically from September to June as the volumetric balance declines. Although volumes also fell in the nine months ended June 30, 2003, the price of storage gas increased dramatically in the most recent nine months and, accordingly, the source of cash derived from storage gas between September and June fell $70.9 million less in fiscal year 2003 than the corresponding change in fiscal year 2002. Partially offsetting these cash declines was the favorable impact of a $22.8 million increase in accounts payable compared to the prior fiscal year period to fund increased natural gas and electricity purchases.

          Cash Flows Used in Financing Activities

          Financing activities in the current period reflect an increased use of cash of $45.5 million compared to the same period last year, primarily due to an $83.3 million decline in new long-term debt issued and $29.4 million higher debt retirements. This was largely offset by a $65.9 million net increase in notes payable financing to fund unregulated activities.

          Cash Flows Used in Investing Activities

          During the nine months ended June 30, 2003, net cash used in investing activities totaled $61.0 million, a decrease of $75.8 million from such cash levels used for the same period in fiscal year 2002. WGL Holdings’ consolidated capital expenditures were $92.6 million for the first nine months of fiscal year 2003, down $22.8 million from the $115.4 million expended for the corresponding 2002 period. Furthermore, the reduction in cash usage includes the effects of cash proceeds from sales of

WGL Holdings, Inc.
Part 1 — Financial Information
Item 2- Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

the Company’s headquarters property and its interest in a land development venture during the second quarter of fiscal year 2003 which generated cash proceeds to the Company of $16.0 million and $5.3 million, respectively.

     PRICE RISK RELATED TO RETAIL ENERGY MARKETING OPERATIONS

     The Company’s retail energy-marketing subsidiary, WGEServices, sells natural gas and electricity to retail customers at both fixed prices and index-based prices. The Company must manage daily and seasonal demand fluctuations for these products. The volume and price risk for natural gas and electicity are evaluated and measured separately.

     WGEServices can have exposure to changes in natural gas prices if the volumes it acquires on behalf of its customers do not match the volumes consumed by these customers. Purchases of natural gas to fulfill sales commitments are made under fixed volume contracts that assume normal weather. Approximately 60 percent of WGEServices’ annual natural gas sales volumes are subject to variations in demand caused by fluctuations in weather. This could result in WGEServices having contracted for more or less natural gas than its customers require. WGEServices attempts to manage much of the risk associated with volume fluctuations by closely matching purchases from suppliers with sales commitments to customers. Additionally, WGEServices utilizes storage gas inventory, peaking services of the regulated utility and purchases call and put options. The option values are marked-to-market in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Except for a small heating degree day option contract, discussed in Note 8 of the Notes to Consolidated Financial Statements, at the end of the third quarter of fiscal year 2003, WGEServices had no open option contracts related to its supply management and its risk management practices.

     For its electric business, WGEServices has a full-requirements supply contract with a major generator, Mirant Americas Energy Marketing L.P. (MAEM) which is an indirect wholly owned subsidiary of Mirant Corporation (Mirant). On July 14, 2003, Mirant and substantially all of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. MAEM was included in these bankruptcy filings. Since the bankruptcy filing, MAEM has continued to perform under its supply contracts with WGEServices. Future performance by MAEM may be subject to further developments in the bankruptcy proceedings.

     WGEServices currently has access to $30 million in collateral from an escrow account established by MAEM as part of the WGEServices supply contracts. In the opinion of counsel to the Company, WGEServices has the contractual right to draw on the escrow funds in the account if the contracts between WGEServices and MAEM terminate and WGEServices needs to find replacement power at a higher cost or otherwise mitigate its damages. As of August 7, 2003, the amount of WGEServices’ exposure in the event of termination of the contracts between WGEServices and MAEM is estimated to be less than the amount of collateral included in the escrow account. This is based upon satisfying the economic terms of existing sales contracts until their expiration, and acquiring supply, priced at forward electricity prices as of August 7, 2003 that will be in effect until WGEServices exercises certain damage limitation provisions of its customers’ sales contracts. The actual exposure for WGEServices may differ from the estimate due to changes for timing of any contract termination, deviations from normal weather, changes in future market conditions, or other factors.

WGL Holdings, Inc.
Part 1 — Financial Information
Item 2- Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Similar to WGEServices’ electric supplier, some of the other supplier companies that sell gas to WGEServices have relatively low or below investment grade credit ratings as determined by major credit rating agencies. Depending on the future ability of these suppliers to deliver natural gas under existing contracts, WGEServices could be financially exposed for the difference between the price at which WGEServices has contracted to buy natural gas, and the cost of any replacement natural gas that may need to be purchased. WGEServices also has a wholesale supplier credit policy that is designed to mitigate wholesale credit risks in the current energy environment. Per the terms of this policy, WGEServices has obtained credit enhancements from various gas suppliers.

     WGEServices also measures the market risk of its energy commodity portfolio and employs risk control mechanisms to measure and determine mitigating steps related to market risk including the determination and review of value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probablity if a portfolio is held for a given time period. WGEServices’ value-at-risk as of June 30, 2003 was approximately $100,000, while the value of the open position was approximately $1.6 million.

Washington Gas Light Company
Part 1 — Financial Information
Item 2- Management’s Discussion and Analysis of
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

     RESULTS OF OPERATIONS — Three Months Ended June 30, 2003 vs. June 30, 2002

          Summary Results

          Washington Gas reported a seasonal net loss applicable to common stock of $3.4 million for the three months ended June 30, 2003, an improvement of $9.5 million over the net loss of $12.9 million reported for the same period last year.

          Utility Net Revenues

          Net revenues for Washington Gas were $93.4 million for the current quarter, an increase of $15.8 million over the same quarter in fiscal year 2002. The higher net revenues were primarily due to additional volumes sold as a result of additional customers being served, and 32.2 percent colder weather than the same period last year. Also improving current period results were new rates that went into effect in Maryland on September 30, 2002, and in Virginia on November 12, 2002. The Virginia rate increase is subject to refund pending a final rate order. Key gas delivery, weather and meter statistics are shown in the table below for the three months ended June 30, 2003 and 2002.

Gas Deliveries, Weather and Meter Statistics

	Three Months Ended
	June 30,			Percent
				Increase
	2003	2002	Variance	(Decrease)

Gas Sales and Deliveries (thousands of therms)

Firm
Gas Sold and Delivered	111,221	101,116	10,105	10.0%
Gas Delivered for Others	71,168	45,111	26,057	57.8%

Total Firm	182,389	146,227	36,162	24.7%

Interruptible
Gas Sold and Delivered	2,890	2,034	856	42.1%
Gas Delivered for Others	52,632	58,360	(5,728)	(9.8)%

Total Interruptible	55,522	60,394	(4,872)	(8.1)%

Electric Generation — Delivered for Others	14,942	28,821	(13,879)	(48.2)%

Total Deliveries	252,853	235,442	17,411	7.4%

Degree Days
Actual	431	326	105	32.2%
Normal	304	306	(2)	(0.7)%
Percent Colder (Warmer) than Normal	41.8%	6.5%	n/a	n/a
Customer Meters (end of period)	958,088	933,636	24,452	2.6%

          Gas Service to Firm Customers

          The level of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. The regulated utility’s rates are based on normal weather, and none of the tariffs for the jurisdictions in

Washington Gas Light Company
Part 1 — Financial Information
Item 2- Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

which it operates has a weather normalization provision. Nonetheless, declining block rates in the regulated utility’s Maryland and Virginia jurisdictions, and the existence of a fixed demand charge in all jurisdictions to collect a portion of revenues, reduces the impact that variations from normal weather may have on net revenues.

          During the quarter ended June 30, 2003, firm therm deliveries increased 24.7 percent to 182.4 million therms over the same quarter last year. This increase primarily reflects significantly colder weather during the third quarter of the current fiscal year, and additional customers being served. Weather for the quarter ended June 30, 2003, was 41.8 percent colder than normal, as compared to 6.5 percent colder than normal for the same period last year.

          An increasing number of customers are choosing to buy the natural gas commodity from third-party marketers, rather than purchasing the natural gas commodity and delivery service from Washington Gas on a “bundled” basis. Gas sold and delivered to firm customers increased to 111.2 million therms during the quarter ended June 30, 2003, a 10.0 percent rise over the quarter ended June 30, 2002. Volumes of firm gas delivered for others increased to 71.2 million therms for the quarter ended June 30, 2003, up 57.8 percent over the same period in the prior year. On a per unit basis, Washington Gas earns the same net revenues from delivering gas for others as it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from Washington Gas. Therefore, the regulated utility does not experience any loss in net revenues when customers choose to purchase the natural gas commodity from a third-party marketer.

          Gas Service to Interruptible Customers

          Therm deliveries to interruptible customers were 8.1% lower than quarter ended June 30, 2002 primarily due to the customer use of alternative fuels or conversion to firm deliveries because of higher natural gas prices.

          The effect on net income of any changes in delivered volumes and prices to the interruptible class is minimized by margin-sharing arrangements embedded in the Washington Gas rate designs. Under these arrangements, Washington Gas credits a majority of the gross margins earned on interruptible gas sales and deliveries to firm customers’ bills. This margin sharing occurs in exchange for shifting many of the fixed costs of providing service to the interruptible class to the firm class of customers.

          Gas Delivered for Electric Generation

          Washington Gas sells and/or delivers natural gas for use at two electric generation facilities in Maryland which are each owned by separate companies that are independent of WGL Holdings. During the current quarter, deliveries to these customers decreased 48.2 percent to 14.9 million therms, reflecting the use of alternative fuels primarily due to higher natural gas prices.

          Washington Gas shares a significant majority of the margins earned from gas deliveries to these customers with firm customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially impact either net revenues or net income.

          Utility Operating Expenses

          Operation and maintenance expenses for the three months ended June 30, 2003 were $54.2 million, up $2.1 million over the same period last year. This increase was due primarily to higher

Washington Gas Light Company
Part 1 — Financial Information
Item 2- Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

labor, benefit and uncollectible accounts expenses, partially offset by lower costs for consulting services.

          Depreciation and amortization expense for the third quarter of fiscal year 2003 rose to $21.1 million, an increase of $2.6 million, or 13.9 percent, over the same period last year reflecting additional plant investment and higher depreciation rates in effect for the Virginia jurisdiction beginning in November 2002.

          General taxes for the current quarter were $9.3 million, a slight increase of $0.5 million largely due to higher rights-of-way fees as a result of increased sales volumes in the current period. Also contributing to the increase were higher property taxes as a result of increased investment in plant and equipment.

          Other Income (Expenses) — Net

          Other Income (Expenses) — Net reflected net expenses of $132,000, as compared to net expenses of $1.5 million for the same period in fiscal year 2002. This reduction in expense was largely due to charges recorded in the prior year’s quarter associated with the writeoff of certain miscellaneous receivables.

          Interest Expense

          Washington Gas’ total interest expense of $11.6 million for the quarter ended June 30, 2003 increased $1.2 million over the same quarter last year, due to carrying charges associated with miscellaneous regulatory liabilities. The components of interest expense are presented in the table below.

Composition of Interest Expense
(In thousands of dollars)

	Three Months Ended
	June 30,

	2003	2002	Variance

Long-Term Debt	$10,758	$10,749	$9
Short-Term Debt	1	2	(1)
Other (Includes AFUDC)	794	(434)	1,228

Total	$11,553	$10,317	$1,236

     RESULTS OF OPERATIONS — Nine Months Ended June 30, 2003 vs. June 30, 2002

          Summary Results

          For the first nine months of fiscal year 2003, Washington Gas reported net income applicable to common stock of $126.1 million, an increase of $55.8 million, or 79.3 percent over net income of $70.3 million reported for the same period of the prior year.

Washington Gas Light Company
Part 1 — Financial Information
Item 2- Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

          Utility Net Revenues

          Net revenues were $503.5 million for the current nine-month period, an increase of $115.2 million, or 29.7 percent, over the first nine months of fiscal year 2002. Higher net revenues primarily resulted from 37.4 percent colder weather than the same period last year. Also improving current period results were new rates that went into effect in Maryland on September 30, 2002 and in Virginia on November 12, 2002, subject to refund. Key gas delivery, weather and meter statistics are shown in the table below for the nine months ended June 30, 2003 and 2002.

Gas Deliveries, Weather and Meter Statistics

	Nine Months Ended
	June 30,			Percent
				Increase
	2003	2002	Variance	(Decrease)

Gas Sales and Deliveries (thousands of therms)

Firm
Gas Sold and Delivered	842,865	645,227	197,638	30.6%
Gas Delivered for Others	454,646	315,650	138,996	44.0%

Total Firm	1,297,511	960,877	336,634	35.0%

Interruptible
Gas Sold and Delivered	10,226	8,799	1,427	16.2%
Gas Delivered for Others	215,728	230,075	(14,347)	(6.2)%

Total Interruptible	225,954	238,874	(12,920)	(5.4)%

Electric Generation — Delivered for Others	52,159	65,189	(13,030)	(20.0)%

Total Deliveries	1,575,624	1,264,940	310,684	24.6%

Degree Days
Actual	4,537	3,303	1,234	37.4%
Normal	3,782	3,797	(15)	(0.4)%
Percent Colder (Warmer) than Normal	20.0%	(13.0)%	n/a	n/a
Customer Meters (end of period)	958,088	933,636	24,452	2.6%

          Gas Service to Firm Customers

          Total gas deliveries of 1.3 billion therms to firm customers for the current nine-month period increased 336.6 million therms, or 35.0 percent, over the same period in the prior year. This increase is due to significantly colder weather during the first nine months of the current fiscal year, coupled with a 2.6 percent increase in the number of customer meters. Weather for the nine months ended June 30, 2003 was 20.0 percent colder than normal, while weather for the same period last year was 13.0 percent warmer than normal.

          Gas Service to Interruptible Customers

          Therm deliveries to interruptible customers were 5.4 percent lower during the nine month period ended June 30, 2003 than the same period last year, primarily reflecting the curtailment of interruptible service by Washington Gas due to the severe cold weather, and higher natural gas prices which caused some interruptible customers to switch to alternative fuels. Washington Gas must curtail or interrupt service to this class of customers when demand by firm customers exceeds specified levels. This curtailment was mitigated by colder weather during the first three quarters of the current year.

Washington Gas Light Company
Part 1 — Financial Information
Item 2- Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

          Gas Service for Electric Generation

          During the current nine-month period, deliveries to the two electric generation facilities in Maryland decreased 20.0 percent to 52.2 million therms, reflecting conversion to alternative fuels due to higher natural gas prices.

          Utility Operating Expenses

          Operation and maintenance expense was $166.1 million for the fiscal nine-month period ended June 30, 2003, an increase of $13.7 million, or 9.0 percent, over the same period last year. The higher operating expenses were largely due to increased labor costs and benefits, and increased expenses associated with uncollectible accounts that were primarily driven by the significantly colder weather during the current period.

          Depreciation and amortization expense for the first nine months of fiscal year 2003 was $61.6 million, an increase of $7.7 million, or 14.2 percent, over the same period last year reflecting additional plant investment and higher depreciation rates in effect for the Virginia jurisdiction beginning in November 2002.

          General taxes for the current nine-month period were $30.7 million, an increase of $3.9 million, or 14.7 percent. This increase was largely due to higher rights-of-way fees assessed and collected as a result of increased throughput volumes during the current period. Also contributing to the increase were higher property taxes as a result of increased investment in plant and equipment.

          Other Income (Expenses) — Net

          Other Income (Expenses) — Net reflects net expense of $1.1 million for the first nine months of fiscal year 2003, as compared to income of $2.2 million for the first nine months of fiscal year 2002. The reduction in income is primarily attributable to benefits from the Company’s weather insurance policy that were realized during the first nine months of fiscal year 2002. There were no proceeds realized from this weather insurance policy during the current nine-month period due to the colder than normal weather. For a further discussion of weather insurance please refer to the Company’s most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Partially offsetting the reduced income were after-tax gains of $926,000 and $2.5 million related to sales of the Company’s interest in a land development venture and its headquarters property during the first and second quarters of fiscal year 2003, respectively. Additionally, the inclusion in fiscal year 2002 of a $1.7 million after-tax charge related to business activities with a bankrupt energy trader further impacted the year-over-year comparison.

          Interest Expense

          Washington Gas’ total interest expense of $35.2 million for the nine months ended June 30, 2003 increased $1.1 million over the corresponding period in 2002, due primarily to an increase in the average balance of long-term debt outstanding, partially offset by a decrease in the weighted average cost of these borrowings. The components of interest expense are presented in the table below.

Washington Gas Light Company
Part 1 — Financial Information
Item 2- Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Composition of Interest Expense
(In thousands of dollars)

	Nine Months Ended
	June 30,

	2003	2002	Variance

Long-Term Debt	$33,218	$32,110	$1,108
Short-Term Debt	270	1,075	(805)
Other (Includes AFUDC)	1,737	903	834

Total	$35,225	$34,088	$1,137

          LIQUIDITY AND CAPITAL RESOURCES

          General

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

          Other

          Washington Gas has five labor contracts with three labor unions. The contract with the International Brotherhood of Teamsters Local 96 is a four-year contract that was ratified in June 2000 and applies to approximately 700 members. The contract with the Office and Professional Employees International Union (OPEIU) Local 2, is a three-year contract that applies to approximately 340 members. During fiscal year 2003, Washington Gas ratified new labor contracts with OPEIU Local 2, and another smaller union that covers approximately 20 employees.

          REGULATORY MATTERS

          The status of recent regulatory activity in all jurisdictions is shown below.

          Virginia Jurisdiction — Rate Case Activity

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

Washington Gas Light Company
Part 1 — Financial Information
Item 2- Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

          On November 15, 2002, the Staff of the SCC of VA (VA Staff) filed testimony in response to Washington Gas’ presentation. The VA Staff took the position that Washington Gas’ revenues are sufficient and do not need to be revised, but recommended that operating revenues for the Shenandoah Gas Division be decreased by $1.4 million. The VA Staff’s estimate of the cost of equity for Washington Gas, including the Shenandoah Division, ranged between 9.50 percent and 10.50 percent. The VA Staff recommended the SCC of VA adopt a 10.0 percent return on equity for Washington Gas including the Shenandoah Division. Washington Gas filed rebuttal testimony in this proceeding on December 4, 2002. Hearings were held the week of December 16, 2002. At the hearing, Washington Gas withdrew the IRP from consideration in that proceeding but reserved the right to propose a performance-based rate plan in a future rate case. The other parties agreed to leave the record open to permit Washington Gas to submit by January 10, 2003, the actuarial studies that support the reasonableness of the updated pension and Other Post-Employment Benefits (OPEB) expenses proposed by Washington Gas.

          On January 30, 2003, the VA Staff filed a motion that requested acceptance of the VA Staff’s comments and accompanying schedules that reflected revisions to the VA Staff’s original position. Based on its review of additional financial data and actuarial studies, the VA Staff supported the pension OPEB costs requested by Washington Gas. After appropriate revisions to reflect Washington Gas’ proposed pension and OPEB costs, the VA Staff now supports an operating revenue increase of $5.0 million for Washington Gas and an operating revenue reduction of $1.2 million for the Shenandoah Division.

          Washington Gas cannot predict the final outcome of this pending regulatory proceeding. Under the regulations of the SCC of VA, Washington Gas placed the requested general revenue increase into effect on November 12, 2002, subject to refund pending the SCC of VA’s final decision in the proceeding. Washington Gas has recorded a provision for rate refunds as of June 30, 2003, representing management’s judgment of the rate case outcome.

          Virginia Jurisdiction — Depreciation Issues

          In accordance with an Order of the SCC of VA, Washington Gas performed a depreciation study, using data as of December 31, 2000, to determine the adequacy of the current depreciation rates that Washington Gas uses to record depreciation expense for property located in its Virginia jurisdiction. Washington Gas submitted the study to the Staff in the first quarter of fiscal year 2002. Following discussions with the Staff, Washington Gas submitted to the Staff in the third quarter of fiscal year 2002 an updated study based on data as of December 31, 2001.

          The VA Staff issued a letter dated October 2, 2002 approving new depreciation rates for Washington Gas and the Shenandoah Gas Division that would increase annual depreciation expense by approximately $4.0 million. Staff stated its position that the approved rates should be implemented as of January 1, 2002, but recognized that the implementation date should be decided by the SCC of VA in the pending rate case discussed above. Washington Gas believes the new depreciation rates should have been implemented concurrent with the effective date of new base rates on November 12, 2002. Washington Gas filed testimony supporting this position with the SCC of VA in the base rate proceeding discussed previously. Washington Gas believes that it is reasonably possible that the position it has taken on this matter will be adopted by the SCC of VA in the pending rate case.

          The financial statements as reported in this Quarterly Report on Form 10-Q do not reflect any modification of depreciation rates for periods prior to November 12, 2002. However, Washington Gas did utilize the higher depreciation rates from November 12, 2002 forward. To the extent the position of the VA Staff is adopted by the SCC of VA in the current rate filing, Washington Gas would have to

Washington Gas Light Company
Part 1 — Financial Information
Item 2- Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

record a charge to income for additional depreciation expense, net of income tax benefits, calculated from January 1, 2002 to November 12, 2002, without a corresponding amount of revenue. This issue is still pending in the previously discussed rate case.

          Maryland Jurisdiction

          On March 31, 2003, Washington Gas filed with the Public Service Commission of Maryland (PSC of MD) an application to increase rates in Maryland. The application requested an increase to overall annual revenues by approximately $35.1 million, with a return on common equity of 12.25 percent and an overall rate of return of 9.39 percent. On June 16, 2003, as a result of information obtained subsequent to its original filing, Washington Gas revised its overall requested increase in annual revenue to $28.9 million. On August 1, 2003, Washington Gas further revised its requested annual revenue increase to $27.2 million. The most recent update reflects no revision to the original request in regards to Washington Gas’ return on common equity or overall rate of return.

          The proposed rate request includes an IRP that would establish incentives to increase efficiencies and would set customer service quality standards that seek to increase the efficiency, safety, and reliability of service. The IRP benefits customers by providing for more stable rates, which would result in less frequent requests for rate increases. The rate request also includes a proposal that would provide benefits to low-income customers who qualify for participation in a new Washington Gas program that would provide bill credits to participants during the winter heating season.

          On June 20, 2003, the Staff of the PSC of MD (MD Staff), the Maryland Office of People’s Counsel (MD OPC), the United States Department of Defense and the other affected Federal Executive Agencies (DOD) and the Apartment and Office Building Association of Metropolitan Washington (AOBA) filed testimony in response to Washington Gas’ rate application. According to its filed testimony, the MD Staff recommended that the PSC of MD order Washington Gas to reduce its annual revenues by $6.6 million (subsequently revised on August 1, 2003 to recommend a $13.6 million reduction in annual revenues based on an alternative rate-making proposal for interruptible revenues), and to allow Washington Gas a return on common equity of 10.80 percent and an overall rate of return of 8.64 percent. The MD OPC recommended an annual reduction in revenues of $11.7 million, with a return on common equity of 9.50 percent and an overall rate of return of 7.92 percent. Neither the MD Staff nor the MD OPC supported the Washington Gas proposal to implement an IRP. The DOD recommended a $5.1 million reduction in Washington Gas’ annual revenues, and a return on common equity of 9.20 percent and an overall rate of return of 7.81 percent. DOD did not support Washington Gas’ proposal to implement an IRP, however, it recommended a reduction in the return on common equity to 8.00 percent if the PSC of MD elects to adopt an IRP.

          AOBA did not specify a change in annual revenues, however, it recommended a return on common equity of 10.10 percent and an overall rate of return of 8.08 percent. While not supporting Washington Gas’ proposal to implement an IRP, AOBA alternatively proposed a 9.30 percent return on common equity and an overall rate of return of 7.69 percent if the PSC of MD did adopt an IRP.

          On July 14, 2003, Washington Gas filed its rebuttal case. Hearings were held from August 4, 2003 through August 7, 2003 to discuss the merits of the proposed rate increase.

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

Washington Gas Light Company
Part 1 — Financial Information
Item 2- Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

          District of Columbia Jurisdiction

          On June 19, 2001, Washington Gas filed with the Public Service Commission of the District of Columbia (PSC of DC) an application to increase rates in the District of Columbia. The request sought to increase overall annual revenues in the District of Columbia by approximately $16.3 million, or 6.8 percent, based on a proposed return on equity of 12.25 percent.

          On October 29, 2002, the PSC of DC issued an Order for Washington Gas to decrease rates. The Order directed a decrease in overall annual revenues in the District of Columbia of approximately $7.5 million, and approved a return on common equity of 10.6 percent and an overall rate of return of 8.83 percent.

          On November 6, 2002, Washington Gas filed with the PSC of DC an Application for Reconsideration of the Order issued by the PSC of DC on October 29, 2002. The District of Columbia’s Office of the People’s Counsel (DC OPC) and another intervenor also filed Applications for Reconsideration of the October 29, 2002 Order.

          After reviewing the Applications for Reconsideration of Washington Gas and other parties in the case, the PSC of DC issued its order on reconsideration on March 28, 2003. New rates resulting in a $5.4 million annual revenue reduction were put into place in the District of Columbia for service rendered on and after April 9, 2003.

          On May 23, 2003, the DC OPC filed an appeal with the District of Columbia Court of Appeals seeking to overturn the March 28, 2003 ruling by the PSC of DC. In its March 28, 2003 ruling, the PSC of DC upheld a previous ruling that rejected a proposal by the DC OPC to refund to customers, asset management revenues collected by the Company, and approved the Company’s proposal to share with customers fifty percent of such future revenues. This ruling became effective on April 9, 2003. If the District of Columbia Court of Appeals were to rule in favor of the DC OPC in this matter, the Company would be required to refund the amounts previously recorded in revenues totaling approximately $8.0 million (on a pre-tax basis). Though management cannot predict the final outcome of this matter, it believes that the DC OPC’s appeal is without merit and, accordingly, the Company has recorded no liability related to this matter.

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

          After considering the effect of the base rate reductions that became effective on April 9, 2003, Washington Gas filed a revision to its February 7, 2003 application on April 23, 2003. This revision increased the amount of the requested increase from $14.1 million to $19.9 million. On May 2, 2003, in response to a commission request for supplemental testimony, the requested increase was modified to $18.8 million, supporting a total level of annual revenues of $213.2 million. There are no statutory time requirements for a ruling on the rate request in the District of Columbia. However, Washington Gas requested the PSC of DC to take action on the request within a nine-month period from the February filing date. The PSC of DC held a Pre-hearing Conference in this case on April 10, 2003 to consider interventions and appearances of interested parties, the procedural schedule in the case and proposals for issues to be resolved in this case. The PSC of DC has adopted a procedural schedule that requires final briefs to be filed during the first week of October 2003.

Washington Gas Light Company
Part 1 — Financial Information
Item 2- Management’s Discussion and Analysis of
Financial Condition and Results of Operations (concluded)

          On June 26, 2003, the DC OPC, AOBA and other intervenors filed testimony in response to Washington Gas’ District of Columbia rate application. According to its filed testimony, the DC OPC recommended an annual reduction in revenues of $9.6 million with a return on common equity of 9.00 percent and an overall rate of return of 7.39 percent. Included in the $9.6 million annual revenue reduction is DC OPC’s recommendation to lower Washington Gas’ annual depreciation expense by $7.7 million due principally to different depreciation rates that modify the way costs of removal are reflected in depreciation expense. The DC OPC did not support the Washington Gas proposal to implement an IRP.

          AOBA did not specify a change in annual revenues, however, it recommended a return on common equity of 10.10 percent and an overall rate of return of 8.08 percent. While not supporting the Washington Gas’ proposal to implement an IRP, AOBA alternatively proposed a 9.30 percent return on common equity and an overall rate of return of 7.69 percent if the PSC of DC did adopt an IRP.

          On July 25, 2003, Washington Gas filed its rebuttal case. Hearings are scheduled from September 16, 2003 through September 18, 2003 to discuss the merits of the proposed rate increase.

WGL Holdings, Inc.
Washington Gas Light Company
 Part I — Financial Information
Part II — Other Information

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     WGL Holdings and its subsidiary, Washington Gas, have interest-rate risk exposure related to long-term debt. Additionally, WGL Holdings’ subsidiary, WGEServices has price risk exposure related to gas marketing activities. For information regarding the exposure related to these risks, see the caption Price Risk Related to Retail Energy Marketing Operations in the Management’s Discussion and Analysis section of this document and in the caption Price Risk Related to Retail- Energy Marketing Operations and Item 7A in WGL Holdings’ and Washington Gas’ most recently filed Annual Report on Form 10-K. Neither WGL Holdings nor Washington Gas’ risk associated with interest rates have materially changed from September 30, 2002. At June 30, 2003, WGEServices’ open position was not material to WGL Holdings’ financial position or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

          Senior management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ and Washington Gas’ disclosure controls and procedures as of June 30, 2003. Based on this evaluation process, the Chief Executive Officer and the Chief Financial Officer have concluded that WGL Holdings’ and Washington Gas’ disclosure controls and procedures are effective. There have been no changes in the Registrants’ internal control over financial reporting during the quarter ended June 30, 2003 that have materially affected, or is reasonably likely to materially affect, the registrants’ internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

12.1	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.

12.3	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company

12.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company

31.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Frederic M. Kline, the Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Frederic M. Kline, the Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

WGL Holdings, Inc.
Washington Gas Light Company
 Part II — Other Information (continued)

32.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer, and Frederic M. Kline, the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

•	Form 8-K filed on April 14, 2003

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

On February 7, 2003, Washington Gas filed a new rate case requesting approval by the PSC of DC for an annual revenue requirement of $214.2 million. Based on the level of rates that were in effect at the time of this February 2003 filing, Washington Gas would need to increase its annual revenues by $14.1 million. The application seeks a return on common equity of 12.25 percent and an overall rate of return of 9.25 percent.

•	Form 8-K filed on May 2, 2003

WGL Holdings, Inc. issued an earnings news release on April 30, 2003 covering the results of operations for the three and six months ended March 31, 2003, as well as earnings guidance for the third quarter and annual results for fiscal year 2003.

•	Form 8-K filed on May 22, 2003

On May 20, 2003, Washington Gas executed a Distribution Agreement with Citigroup Capital Markets Inc., Banc One Capital Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, The Williams Capital Group, L.P. and Wachovia Securities, Inc. for the issuance and sale of up to $250,000,000 of Medium-Term Notes, Series G, under an Indenture dated as of September 1, 1991.

•	Form 8-K filed on June 27, 2003

Maryland Regulatory Matters

On June 16, 2003, as a result of information obtained subsequent to its original filing to the PSC of MD in March 2003 of an application to increase rates, Washington Gas revised its overall requested increase in annual revenue from $35.1 million to $28.9 million. Washington Gas made no revision to its requested return on common equity or overall rate of return.

On June 20, 2003, the MD Staff, the MD OPC, the DOD, the AOBA and other intervenors filed testimony in response to Washington Gas’ rate application. The Form 8-K also disclosed that

WGL Holdings, Inc.
Washington Gas Light Company
 Part II — Other Information (concluded)

Washington Gas would file its rebuttal case on July 14, 2003.

District of Columbia Regulatory Matters On June 26, 2003, the DC OPC, AOBA and other intervenors filed testimony in response to Washington Gas’ District of Columbia rate application filed on February 7, 2003. The Form 8-K also disclosed that Washington Gas would file its rebuttal case on July 25, 2003.

•	Form 8-K filed on July 15, 2003

On July 14, 2003, Mirant Corporation (Mirant) issued a press release announcing that Mirant and substantially all of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. WGEServices, the energy-marketing segment of WGL Holdings, owns no electric generation assets and receives all of its electricity supply from Mirant Americas Energy Marketing L.P. (MAEM), a wholly owned subsidiary of Mirant Americas, Inc., which is a wholly owned subsidiary of Mirant Corporation (Mirant). MAEM was included in Mirant’s bankruptcy filings. Since the bankruptcy filing, MAEM has continued to perform under its supply contracts with WGEServices. Future performance by MAEM may be subject to further developments in the bankruptcy proceedings. The Form 8-K also disclosed that as of July 14, 2003, the amount of WGEServices’ exposure in the event of termination of the contracts between WGEServices and MAEM is estimated to be less than the amount of collateral included in an escrow account established in connection with certain supply contracts between WGES and MAEM. The actual exposure for WGEServices may differ from the estimate due to changes for timing of any contract termination, deviations from normal weather, changes in future market conditions, or other factors.

•	Form 8-K filed on July 31, 2003

WGL Holdings, Inc. issued an earnings news release on July 30, 2003 covering the results of operations for the three and nine months ended June 30, 2003. WGL Holdings also provided earnings guidance for the fourth quarter and annual results for fiscal year 2003.

WGL Holdings, Inc.
Washington Gas Light Company

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WGL HOLDINGS, INC.

and

WASHINGTON GAS LIGHT COMPANY (Co-Registrants)

Date:	August 14, 2003	/s/ Mark P. O’Flynn

Mark P. O’Flynn
Controller
(Principal Accounting Officer)