Form 10-K
period 2003-09-30
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2003-12-17
CIK 104819, 1103601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2003

Commission	Exact name of registrant as specified in its charter and	States of	I.R.S.
File Number	principal office address and telephone number	Incorporation	Employer I.D. Number

1-16163	WGL Holdings, Inc.	Virginia	52-2210912
101 Constitution Ave, N.W.
Washington, D.C. 20080
(703) 750-2000

0-49807	Washington Gas Light Company	District of	53-0162882
	101 Constitution Ave, N.W.	Columbia
	Washington, D.C. 20080	and Virginia
(703) 750-4440

Securities registered pursuant to Section 12(b) of the Act (as of September 30, 2003):

Title of each class WGL Holdings, Inc. common stock no par value	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act (as of September 30, 2003):

Title of each class	Name of each exchange on which registered

Washington Gas Light Company preferred stock,
cumulative, without par value:
$4.25 Series	Over-the-counter bulletin board
$4.80 Series	Over-the-counter bulletin board
$5.00 Series	Over-the-counter bulletin board

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b of the Act): Yes [X] No[  ]

The aggregate market value of the voting common equity held by non-affiliates of the registrant, WGL Holdings, Inc., amounted to $1,282,856,952 as of March 31, 2003.

WGL Holdings, Inc. common stock, no par value outstanding as of October 31, 2003: 48,626,243 shares.

All of the outstanding shares of Common Stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of October 31, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of WGL Holdings, Inc.’s definitive Proxy Statement and Washington Gas Light Company’s definitive Information Statement in connection with the 2004 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A and 14C not later than 120 days after September 30, 2003, are incorporated in Part III of this report.

WGL Holdings, Inc.
Washington Gas Light Company

For the Fiscal Year Ended September 30, 2003

Table of Contents

PART I

Introduction
	Safe Harbor for Forward-Looking Statements	1
	Filing Format	1
Item 1.	Business
	Subsidiaries	3
	Industry Segments	5
	Rates and Regulatory Matters	6
	Competition	13
	Unregulated Retail-Marketing and Natural Gas and Electric Unbundling	15
	Potential for Further Unbundling	16
	Gas Supply and Capacity	16
	Environmental Matters	18
	Other Information About the Business	19
Item 2.	Properties	20
Item 3.	Legal Proceedings	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Executive Officers of the Registrants		22

PART II

Item 5.	Market for Registrants’ Common Equity and Related Stockholder Matters	24
Item 6.	Selected Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	52
Item 8.	Financial Statements and Supplementary Data
	WGL Holdings, Inc.	53
	Washington Gas Light Company	59
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	100
Item 9A.	Controls and Procedures	100

PART III

Item 10.	Directors and Executive Officers of the Registrants	101
Item 11.	Executive Compensation	101
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	101
Item 13.	Certain Relationships and Related Transactions	101
Item 14.	Principal Accountant Fees and Services	101

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	102
Signatures		110

i

WGL Holdings, Inc.
Washington Gas Light Company

INTRODUCTION

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

     Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues, and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans,” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” and “could.” Although the registrants, WGL Holdings, Inc. and Washington Gas Light Company, believe such forward-looking statements are based on reasonable assumptions, they cannot give assurance that every objective will be achieved. Forward-looking statements speak only as of today, and the registrants assume no duty to update them. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	variations in weather conditions from normal levels;
•	changes in economic, competitive, political and regulatory conditions and developments;
•	changes in capital and energy commodity market conditions;
•	changes in credit market conditions and creditworthiness of customers and suppliers;
•	changes in relevant laws and regulations, including tax, environmental and employment laws and regulations;
•	legislative, regulatory and judicial mandates and decisions;
•	timing and success of business and product development efforts;
•	technological improvements;
•	the pace of deregulation efforts and the availability of other competitive alternatives;
•	terrorist activities; and
•	other uncertainties.

     The outcome of negotiations and discussions the registrants hold with other parties from time to time regarding utility and energy-related investments and transactions that are both recurring and non-recurring may also affect future performance. All such factors are difficult to predict accurately and are generally beyond the direct control of the registrants. Accordingly, while they believe that the assumptions are reasonable, the registrants cannot ensure that all expectations and objectives will be realized. Readers are urged to use care and consider the risks, uncertainties and other factors that could affect the registrants’ business as described in this Annual Report on Form 10-K. All forward-looking statements made in this report rely upon the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

FILING FORMAT

     This Annual Report on Form 10-K is a combined report being filed by two separate registrants: WGL Holdings, Inc. (WGL Holdings or the Company) and Washington Gas Light Company (Washington Gas or the regulated utility). Except where the content clearly indicates otherwise, any reference in the report to “WGL Holdings” or “the Company” is to the consolidated entity of WGL Holdings and all of its subsidiaries, including Washington Gas which is a distinct registrant that is a wholly owned subsidiary of WGL Holdings.

     The Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 herein, is divided into the following two sections:

     WGL Holdings—This section describes the financial condition and results of operations of WGL Holdings and its subsidiaries on a consolidated basis. It includes discussions of WGL Holdings’ regulated utility and non-utility operations. The majority of WGL Holdings’ results of operations are derived from the regulated utility, Washington Gas, and to a much lesser extent, the results of the non-utility operations. For more information on the Company’s regulated utility operations, please refer to the Management’s Discussion for Washington Gas.

     Washington Gas—This section comprises the majority of WGL Holdings’ regulated utility segment. As such, the financial condition and results of operations of Washington Gas’ utility operations and WGL Holdings’ regulated utility segment are essentially the same. Therefore, the focus of this section includes a detailed description of the results of operations of the regulated utility. This section also describes any factors related to the regulated utility that are significantly different from those operations described in WGL Holdings’ Management’s Discussion and Analysis of Financial Condition and Results of Operations.

WGL Holdings, Inc.
Washington Gas Light Company

     Included herein under Item 8 are Consolidated Financial Statements of WGL Holdings and the Financial Statements of Washington Gas, and the Notes to Consolidated Financial Statements presented on a combined basis for both WGL Holdings and Washington Gas.

     The Management’s Discussion and Analysis of Financial Condition and Results of Operations for both WGL Holdings and Washington Gas should be read in conjunction with the respective Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

     Unless otherwise noted, earnings per share amounts are presented herein on a diluted basis, and are based on weighted average common and common equivalent shares outstanding.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business

ITEM 1. BUSINESS

INTRODUCTION

     WGL Holdings is a holding company that was established on March 3, 2000 under the Public Utility Holding Company Act of 1935. On November 1, 2000, all of the shares of common stock of Washington Gas, a regulated natural gas utility, were converted into an equal number of shares of common stock of WGL Holdings. WGL Holdings also owns all of the shares of common stock of Crab Run Gas Company, Hampshire Gas Company and Washington Gas Resources Corporation (Washington Gas Resources). These companies were previously wholly owned subsidiaries of Washington Gas prior to November 1, 2000. Until October 15, 2002, the Company held a 50-percent equity investment in Primary Investors, LLC (Primary Investors) which investment was also transferred to WGL Holdings as a result of the corporate restructuring. For further discussion of the Company’s restructuring, see Note 2 of the Notes to Consolidated Financial Statements.

     WGL Holdings, through its subsidiaries, sells and delivers natural gas, and provides a variety of energy-related products and services to customers in the metropolitan areas of Washington, D.C., Maryland and Virginia. The Company’s core subsidiary, Washington Gas, is engaged in the delivery and sale of natural gas that is predominantly regulated by state regulatory commissions. Through wholly owned subsidiaries of Washington Gas Resources, the Company also offers energy-related products and services that are closely related to its core business.

SUBSIDIARIES

     WGL Holdings is the parent of four direct, wholly owned subsidiaries. The Company previously held a 50-percent equity interest in a limited liability company, Primary Investors. As a result of a September 20, 2002 restructuring agreement and a final closing on October 15, 2002, between WGL Holdings and a 50-percent investor, Thayer Capital Partners (Thayer), the Company no longer has any remaining equity investment in Primary Investors or any financial commitment to this investment. The following paragraphs describe each subsidiary in the WGL Holdings’ corporate structure at September 30, 2003.

     Washington Gas—is a regulated public utility that delivers and sells natural gas to customers in Washington, D.C. and adjoining areas in Maryland, Virginia and several cities and towns in the northern Shenandoah Valley of Virginia. Washington Gas has been engaged in the gas distribution business for 155 years, having been originally incorporated by an Act of Congress in 1848. Washington Gas has been a domestic corporation of the Commonwealth of Virginia since 1953, and a corporation of the District of Columbia since 1957. Washington Gas serves approximately 960,000 customers in an area having a population estimated at five million.

     The following table lists the number of active customer meters served and therms delivered by jurisdiction as of and for the year ended September 30, 2003. A therm of gas contains 100,000 British Thermal Units of heat, the heat content of approximately 100 cubic feet of natural gas. Ten million therms equal one billion cubic feet (bcf) of natural gas.

Active Customer Meters and Therms Delivered by Jurisdiction

		Millions of Therms
	Active Customer	Delivered
	Meters as of	Fiscal Year Ended
Jurisdiction	September 30, 2003	September 30, 2003

District of Columbia	147,419	342.2
Maryland	395,921	760.7
Virginia	416,582	619.6

Total	959,922	1,722.5

     Of the 1.7 billion therms delivered in fiscal year 2003, 900.6 million therms, or 52.3 percent, were sold and delivered by Washington Gas and 821.9 million therms, or 47.7 percent, were delivered to various customers that acquired their gas from third-party marketers. Of the total therms delivered by Washington Gas, 80.4 percent was delivered to firm customers and 19.6 percent was delivered to interruptible customers. To be eligible to receive interruptible service, a customer must be capable of using an alternate fuel as a substitute for natural gas in the

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

event Washington Gas determines their service must be interrupted to accommodate firm customers’ needs during periods of peak demand.

     Crab Run Gas Company (Crab Run)—is an exploration and production company whose assets are managed by an Oklahoma-based limited partnership. At September 30, 2003, Crab Run’s investment in this partnership was not material. WGL Holdings’ investment in this subsidiary is not material, and the Company expects that future investments in Crab Run will be minimal.

     Hampshire Gas Company (Hampshire)— is a regulated utility that operates an underground storage field in the vicinity of Augusta, West Virginia. Hampshire serves Washington Gas under a tariff of approved rates administered by the Federal Energy Regulatory Commission (FERC).

     Washington Gas Resources—owns the Company’s unregulated subsidiaries. Washington Gas Resources’ subsidiaries, which are described below, include Washington Gas Energy Services, Inc. (WGEServices), American Combustion Industries, Inc. (ACI), Washington Gas Energy Systems, Inc. (WGESystems), WG Maritime Plaza I, Inc. (WG Maritime), Washington Gas Credit Corporation (Credit Corp.), Brandywood Estates, Inc. (Brandywood) and Washington Gas Consumer Services, Inc. (Consumer Services).

WGEServices—is engaged in the sale of natural gas and electricity to retail customers in competition with unregulated marketers. At September 30, 2003, WGEServices served 153,400 residential, commercial and industrial natural gas customers and 76,000 electricity customers both inside and outside Washington Gas’ traditional service territory. WGEServices purchases natural gas and electricity commodities for resale and does not own electric generation, transmission or distribution facilities.

ACI—is a full-service mechanical contractor that offers turnkey products and services associated with the design, renovation, sale, installation and service of mechanical heating, ventilating and air conditioning (HVAC) systems. ACI serves the industrial, commercial and institutional sectors in Washington, D.C.; Baltimore, Maryland; Philadelphia, Pennsylvania; Richmond, Virginia and Northern Virginia areas.

WGESystems—provides commercial energy services, including the design and renovation of mechanical HVAC systems in the District of Columbia and parts of Virginia and Maryland. WGESystems’ business is very similar to that of ACI.

WG Maritime—works with a major developer, Lincoln Property Company, whose purpose is to develop a 12-acre parcel owned by Washington Gas in the District of Columbia. Washington Gas selected the Lincoln Property Company to design, execute and manage the various phases of the development. The development is intended to be a mixed-use commercial project that will be implemented in five phases. The entire project is expected to be completed over a ten to fifteen year period, depending on market demand. To date, Washington Gas has entered into two 99-year ground leases for the first and second phases. WG Maritime holds an interest in both Phase I and Phase II ground lease tenants. None of WGL Holdings’ subsidiaries, including Washington Gas, will make capital investments in this venture or play an active role in any development or management activities.

Credit Corp.—offered financing to customers to purchase gas appliances and other energy-related equipment. This business no longer offers new loans, but continues to service its existing loan portfolio that is expected to be fully amortized by 2005.

Brandywood—was a general partner with a major developer in a venture to develop 1,605 acres in Prince George’s County, Maryland. In October 2002, after unsuccessful attempts to rezone, the property was sold. Since the sale, this subsidiary has been inactive and conducts no business.

Consumer Services—was created to evaluate and perform various non-regulated, energy-related functions. This subsidiary is inactive and conducts no business at this time.

Primary Investors— In August 1999, Washington Gas and Thayer formed a limited liability company, Primary Investors. Effective November 1, 2000, in connection with a corporate restructuring, Washington Gas transferred its ownership interest in Primary Investors to WGL Holdings. WGL Holdings and Thayer each owned 50 percent of Primary Investors. On September 20, 2002, WGL Holdings and Thayer entered into an agreement

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

to restructure Primary Investors such that WGL Holdings has no liability or financial commitment to Thayer, Primary Investors or any subsidiary of Primary Investors. On October 15, 2002, WGL Holdings and Primary Investors executed a final closing, and WGL Holdings transferred all of its interest in Primary Investors to Thayer. Since September 30, 2002, the Company had no net investment in this equity venture nor was there any effect on the Company’s consolidated net income from this venture.

INDUSTRY SEGMENTS

     WGL Holdings, through its subsidiaries, sells and delivers natural gas and provides a variety of energy-related products and services to customers primarily in the metropolitan areas of Washington, D.C., Maryland and Virginia. The Company’s core subsidiary, Washington Gas, is involved in the distribution and sale of natural gas that is primarily regulated by state regulatory commissions. In response to changes in federal and state regulation, the Company has taken the initiative to offer competitively priced natural gas and electricity to customers through its unregulated retail energy-marketing subsidiary. The Company also offers energy-related products and services that are closely related to its core business. The majority of these energy-related activities are performed by wholly owned subsidiaries of Washington Gas Resources.

     WGL Holdings has three operating segments: 1) regulated utility; 2) retail energy-marketing and 3) HVAC products and services. These three segments are described below. Transactions not specifically identifiable in one of these three segments are accumulated and reported in the category “Other Activities.”

     Regulated Utility

     With approximately 93 percent of the Company’s assets, Washington Gas delivers natural gas to retail customers in accordance with tariffs approved by state or District of Columbia regulatory commissions that have jurisdiction over Washington Gas’ rates. These rates are intended to provide the regulated utility with an opportunity to earn a just and reasonable rate of return on the investment devoted to the delivery of natural gas to customers. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third-party marketers. The regulated utility does not earn a profit or incur a loss when it sells the natural gas commodity as utility customers are charged for the natural gas commodity at the same cost the regulated utility incurs. At September 30, 2003, the regulated utility was selling and delivering the natural gas commodity to 80 percent of its customers. The remaining 20 percent of Washington Gas’ customers utilize the delivery services of Washington Gas for delivery of the natural gas commodity purchased from third-party marketers, one of which is a subsidiary of Washington Gas Resources. During the fiscal years ended September 30, 2003, 2002 and 2001, the regulated utility segment reported total operating revenues of $1.3 billion, $939 million and $1.4 billion, respectively, or 63.6 percent, 59.2 percent and 74.6 percent, respectively, of consolidated total operating revenues. Factors critical to the success of the regulated utility include operating a safe, reliable natural gas distribution system, and recovering the costs and expenses of this business, which include a just and reasonable rate of return on invested capital that is allowed by the regulatory commissions that have jurisdiction over the regulated utility’s rates. Hampshire, a wholly owned subsidiary of WGL Holdings, is a regulated natural gas storage business that operates an underground storage field on behalf of Washington Gas in accordance with a tariff administered by the FERC.

     Retail Energy-Marketing

     WGEServices, a wholly owned subsidiary of Washington Gas Resources, competes with other third-party marketers by selling natural gas and electricity directly to residential, commercial and industrial customers, both inside and outside of the regulated utility’s traditional service territory. WGEServices began selling electricity in fiscal year 2001. WGEServices has the opportunity to earn a profit or the potential to incur a loss from these sales. While WGEServices markets the natural gas and electric commodities, regulated utilities such as Washington Gas or unaffiliated electric utilities deliver the natural gas and electric commodities to their customers. No subsidiary or affiliate of the Company owns or operates any electric generation, electric transmission or electric distribution assets. Factors critical to the success of the retail energy-marketing business are managing the market risk of the difference between the sales price and the cost of natural gas and electricity, managing credit risks associated with customers and suppliers to this segment, and controlling the level of selling, general and administrative costs, most notably customer acquisition costs.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

     HVAC

     Two wholly owned subsidiaries, ACI and WGESystems, provide turnkey design-build renovation projects to the commercial and government markets. As a result of a restructuring agreement on September 20, 2002 and a final closing on October 15, 2002 between the Company and a 50-percent investor, the Company no longer has any remaining investment in Primary Investors or any financial commitment to the residential HVAC investment.

     The commercial HVAC operations focus on retrofitting a large number of aging commercial and government structures, primarily in the District of Columbia and parts of Maryland and Virginia. Factors critical to the success of the commercial HVAC business include the ability to maintain and grow the backlog of existing work, and estimating and managing fixed-price contracts.

     For further discussion of segment financial results, see Note 17 of the Notes to Consolidated Financial Statements.

RATES AND REGULATORY MATTERS

     Washington Gas is regulated by the Public Service Commission of the District of Columbia (PSC of DC), the Public Service Commission of Maryland (PSC of MD) and the State Corporation Commission of Virginia (SCC of VA). Hampshire is regulated by the FERC. The following section, General Regulatory Matters, is a discussion of general regulatory issues and initiatives, and the section entitled Jurisdictional Rates and Regulatory Matters is a discussion of information regarding each commission and recent regulatory proceedings.

     General Regulatory Matters

     Regulated Service to Firm Customers. In the District of Columbia jurisdiction, the rate schedules are based upon (i) a flat volumetric charge for the delivery of each therm of gas consumed and (ii) a customer charge designed to recover certain fixed costs associated with maintaining facilities located on the customer’s property, as well as certain other costs that do not vary with the amount of natural gas consumed by customers. Non-residential firm customers also pay a peak-usage charge designed to recover the cost to serve customers during peak periods. In the Maryland and Virginia jurisdictions, the rate schedules for firm service are comprised of a fixed charge per customer and a variable volumetric rate structured as a declining rate based on blocks of volumes. Declining block rates have the effect of minimizing fluctuations in net revenue that otherwise would result from deviations from normal weather.

     The firm tariff provisions in each Washington Gas jurisdiction contain gas cost recovery mechanisms that provide for the recovery of the invoice cost of natural gas, including the cost to transport the gas commodity to the Company’s city gate, applicable to firm customers. Under these mechanisms, firm customer rates are adjusted periodically to reflect increases and decreases in the actual cost of gas. Moreover, regulations in each jurisdiction provide for an annual reconciliation of gas costs collected from firm customers to the applicable invoice cost of gas paid to natural gas suppliers and pipeline companies.

     Regulated Service to Interruptible Customers. To qualify for interruptible service, customers must be capable of either substituting an alternate fuel for natural gas or operating without utilizing natural gas should Washington Gas determine that it would interrupt service temporarily to meet firm customers’ needs during periods of peak demand. The effect on net income of changes in delivered volumes and prices to the interruptible class is minimized by margin-sharing arrangements that are included in Washington Gas’ rate designs. Under these arrangements, Washington Gas returns a majority of the margins earned on interruptible gas sales and deliveries to firm customers after a gross margin threshold is reached. This is done because a portion of the fixed costs for servicing interruptible customers has been shifted to the firm customer’s class in rate design.

     Natural Gas Unbundling Initiatives. Currently, for the majority of its business, the price that Washington Gas charges its customers is based on the combination of the cost it incurs for the natural gas commodity and a charge for delivering natural gas to its customers. Although most of Washington Gas’ revenue continues to be generated from the sale and delivery of natural gas on this combined or “bundled” basis, regulatory initiatives have allowed the separation or unbundling of the sale of the natural gas commodity from the delivery of gas on the regulated utility’s distribution system (delivery service). Margins generated from deliveries of customer-owned gas are equivalent to those earned on bundled gas service. Therefore, Washington Gas does not experience any loss of margins when customers choose to purchase their gas from a third-party marketer.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

     Throughout the Washington Gas service area, all customers are eligible to participate and may choose to purchase natural gas from a variety of unregulated marketers, including WGEServices, an affiliated natural gas and electricity retail marketer. When a customer selects an unregulated marketer as their gas supplier, Washington Gas continues to charge these customers to deliver natural gas through its distribution system. The status of the unbundling programs in the regulated utility’s major jurisdictions as of September 30, 2003 is discussed further in the section entitled Competition.

     WGEServices sells natural gas, as a third-party marketer, to both firm and interruptible customers in each Washington Gas jurisdiction in addition to other areas in Maryland and Virginia that are outside of the regulated utility’s jurisdictional service area. As an unregulated marketer in a competitive market, WGEServices retains the full amount of margins generated on sales of the natural gas commodity, but also has the potential to incur a loss from the sales of this commodity.

     Jurisdictional Rates and Regulatory Matters

     A description of each commission under which Washington Gas is regulated and a discussion of regulatory matters in each jurisdiction are discussed below. Also see the section entitled “Regulatory Matters” of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a table that summarizes Washington Gas’ major rate applications and results thereof.

     District of Columbia Jurisdiction

     The PSC of DC consists of three full-time members who are appointed by the Mayor with the advice and consent of the District of Columbia City Council. The term of each commissioner is four years. There are no limitations on the number of terms that can be served.

     Rate Case Activities

     On February 17, 2000, the District of Columbia’s Office of the People’s Counsel (DC OPC) filed a complaint with the PSC of DC requesting an investigation into the reasonableness of the existing rates of Washington Gas. On February 28, 2000, Washington Gas filed an answer urging the PSC of DC to dismiss the DC OPC complaint. On March 21, 2001, the PSC of DC issued an Order granting DC OPC’s request to initiate an investigation into the reasonableness of Washington Gas’ base rates. The PSC of DC’s Order required Washington Gas to file base rate information no later than 90 days from March 21, 2001.

     On June 19, 2001, Washington Gas filed with the PSC of DC an application to increase rates in the District of Columbia. The request sought to increase overall annual revenues in the District of Columbia by approximately $16.3 million, or 6.8 percent, based on a proposed return on equity of 12.25 percent. On October 29, 2002, the PSC of DC issued an Order for Washington Gas to decrease rates. The Order directed a decrease in overall annual revenues in the District of Columbia of approximately $7.5 million, and approved a return on common equity of 10.6 percent and an overall rate of return of 8.83 percent.

     On November 6, 2002, Washington Gas filed with the PSC of DC an Application for Reconsideration of the Order issued by the PSC of DC on October 29, 2002. Washington Gas’ Application for Reconsideration automatically stayed the PSC of DC’s Order dated October 29, 2002. The DC OPC and another intervener also filed Applications for Reconsideration of the October 29, 2002 Order.

     After reviewing the Applications for Reconsideration of Washington Gas and other parties in the case, the PSC of DC issued its Order on reconsideration on March 28, 2003. New rates resulting in a $5.4 million annual revenue reduction were put into place in the District of Columbia for service rendered on and after April 9, 2003.

     On May 23, 2003, the DC OPC filed an appeal with the District of Columbia Court of Appeals seeking to overturn certain portions of the March 28, 2003 ruling by the PSC of DC. In its March 28, 2003 ruling, the PSC of DC upheld a previous ruling that rejected a proposal by the DC OPC to refund to customers, asset management revenues previously received by Washington Gas. This ruling became effective on April 9, 2003. If the District of Columbia Court of Appeals were to rule in favor of the DC OPC in this matter, Washington Gas would be required to refund the amounts previously recorded in revenues totaling approximately $9.2 million (on a pre-tax basis). Though Washington Gas cannot predict the final outcome of this matter, it believes that the DC OPC’s appeal is without merit and, accordingly, no liability has been recorded related to this matter.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

     On February 7, 2003, Washington Gas filed with the PSC of DC an additional application to increase rates. The request sought to increase overall annual revenues in the District of Columbia by approximately $14.1 million, or 7.0 percent, to $214.2 million. The application sought a return on common equity of 12.25 percent and an overall rate of return of 9.25 percent. The rate request application filed on February 7, 2003 did not reflect the effect of the revenue reduction indicated in the PSC of DC’s October 29, 2002 Order.

     After considering the effect of the base rate reduction from the October 29, 2002 Order that became effective on April 9, 2003, Washington Gas filed a revision to its February 7, 2003 application on April 23, 2003. This revision increased the amount of the requested increase from $14.1 million to $19.9 million. On May 2, 2003, in response to a commission request for supplemental testimony, the requested increase was further modified to $18.8 million, supporting a total level of annual revenues of $213.2 million.

     On June 26, 2003, the DC OPC, the Apartment and Office Building Association of Metropolitan Washington (AOBA) and other intervenors filed testimony in response to Washington Gas’ District of Columbia rate application. According to its filed testimony, the DC OPC recommended an annual reduction in revenues of $9.6 million with a return on common equity of 9.00 percent and an overall rate of return of 7.39 percent. Included in the recommended $9.6 million annual revenue reduction was DC OPC’s recommendation to lower Washington Gas’ annual depreciation expense by $7.7 million due principally to an alternative method to develop depreciation rates that modified the way costs of removal would be reflected in depreciation expense. The DC OPC did not support the Washington Gas proposal to implement an Incentive Rate Plan (IRP).

     AOBA did not specify a change in annual revenues. However, it recommended a return on common equity of 10.10 percent and an overall rate of return of 8.08 percent. While not supporting the Washington Gas proposal to implement an IRP, AOBA alternatively proposed a 9.30 percent return on common equity and an overall rate of return of 7.69 percent if the PSC of DC did adopt an IRP.

     On July 25, 2003, Washington Gas filed its rebuttal case. Hearings were held during September 2003 to address the merits of the proposed rate increase.

     On November 10, 2003, the PSC of DC issued an Order authorizing Washington Gas to increase its annual revenues by $5.4 million, reflecting an overall rate of return of 8.42 percent and a return on common equity of 10.60 percent. The Order did not adopt the proposed IRP, rejected DC OPC’s proposal with respect to removal costs, and reduced annual depreciation expense and collections from the currently allowed levels by approximately $300,000. The new rates are effective for services rendered on and after November 24, 2003.

     The $5.4 million annual revenue increase described in the Order included a reduction for the effect of a $6.5 million lower level of pension and other post-retirement benefit costs that had been previously deferred on the balance sheet of Washington Gas as a regulatory liability. This regulatory deferral mechanism, which has been in effect in the District of Columbia for several years, is designed to ensure that the variation in these annual costs, when compared to the levels collected from customers, does not affect net income. Therefore, the Order’s reduction of annual revenues for pension and other post-retirement benefit costs will be reflected as a change to the regulatory liability on the balance sheet since the liability had already been recorded. Additionally, the $5.4 million annual revenue increase in the Order also included an increase in certain expenses that are also subject to the regulatory deferral mechanism treatment that equates to approximately $800,000 per year. Accordingly, the total annual effect of the Order on Washington Gas’s pre-tax income will result in an increase of approximately $11.1 million, which equates to diluted earnings per share of approximately $0.14, based on weighted average common and common equivalent shares outstanding for fiscal year ended September 30, 2003.

     Maryland Jurisdiction

     The PSC of MD consists of five full-time members who are appointed by the Governor with the advice and consent of the Senate of Maryland. Each commissioner is appointed to a five-year term, with no limit on the number of terms that can be served.

     Washington Gas is required to give 30 days’ notice when filing for a rate increase. The PSC of MD may initially suspend the proposed increase for 150 days beyond the 30-day notice period and then has the option to extend the suspension for an additional 30 days. If action has not been taken after 210 days, rates become effective subject to refund.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

     Rate Case Activities

     On March 28, 2002, Washington Gas filed an application with the PSC of MD requesting an increase in revenues of approximately $31.4 million or 9.3 percent. The original request included a 12.5 percent return on common equity or 9.67 percent overall rate of return on a year-end rate base, coupled with an incentive rate plan.

     On April 26, 2002, the PSC of MD issued a ruling that established two separate phases for the purpose of considering and resolving specific issues that were stated at that time. In Phase I, the PSC of MD would review Washington Gas’ base rate case, its proposal regarding incentive rates and a number of other issues associated with Washington Gas’ proposed tariffs and rates. During Phase II, the PSC of MD would review issues regarding Washington Gas’ proposal for serving as the “supplier/provider of last resort for natural gas services.”

     On July 30, 2002, after discussions among all parties, an uncontested settlement agreement on Phase I of the case was filed with the PSC of MD. On August 1, 2002, hearings were held to take testimony and receive evidentiary exhibits on the narrow question of whether the proposed settlement filed on July 30, 2002 was in the public interest. After evaluating the results of that day’s evidence, the PSC of MD cancelled the scheduled contested case hearing dates. After the August 1, 2002 hearing date, further discussions were held among the parties. An uncontested revised settlement was reached on Phase I of the case and filed with the PSC of MD on August 6, 2002. The revised settlement provided for an increase of $9.25 million in annual non-gas operating revenues. The settlement did not indicate the allowed return on common equity for the purpose of determining the amount of the settlement. An incentive-based rate plan was not included in the settlement. However, the parties agreed to discuss performance standards as they may relate to an incentive rate plan within six months after the settlement is approved by the PSC of MD.

     On September 27, 2002, the PSC of MD issued an Order approving the revised settlement agreement that had been filed with the PSC of MD on August 6, 2002 without modification. The increase in revenues became effective for meter readings of Maryland customers on and after September 30, 2002.

     On March 31, 2003, Washington Gas filed an application with the PSC of MD to increase rates in Maryland. The application requested an increase to overall annual revenues by approximately $35.1 million, with a return on common equity of 12.25 percent and an overall rate of return of 9.39 percent. On June 16, 2003, as a result of information obtained subsequent to its original filing, Washington Gas revised its requested increase in overall annual revenue to $27.2 million, with no revision to the return on common equity or overall rate of return requested by Washington Gas in its original filing. The requested level of the revenue increase included $8.7 million related to increased depreciation expense.

     The proposed rate request included an IRP designed to establish incentives to increase efficiencies, and would set customer service quality standards that seek to increase the efficiency, safety, and reliability of service. The IRP was designed to benefit customers by providing for more stable rates, resulting in less frequent requests for rate increases. The rate request also included a proposal that would provide benefits to low-income customers who qualify for participation in a new Washington Gas program that would provide bill credits to participants during the winter heating season.

     On June 20, 2003, the Staff of the PSC of MD (MD Staff), the Maryland Office of People’s Counsel (MD OPC), the United States Department of Defense and other Federal Executive Agencies (DOD) and the AOBA filed testimony in response to Washington Gas’ rate application. According to its originally filed testimony, the MD Staff recommended that the PSC of MD direct Washington Gas to reduce its annual revenues by $6.6 million. The MD Staff subsequently revised its recommendations to reflect a $15.3 million reduction in annual revenues based on an alternative ratemaking proposal for interruptible revenues, a one-time bill credit of $4.8 million in connection with the gain on the sale of the headquarters building and land, and to allow Washington Gas a return on common equity of 10.80 percent and an overall rate of return of 8.64 percent. The MD OPC recommended an annual reduction in revenues of $11.7 million, with a return on common equity of 9.50 percent and an overall rate of return of 7.92 percent. Neither the MD Staff nor the MD OPC supported the Washington Gas proposal to implement an IRP. The DOD recommended a $5.1 million reduction in Washington Gas’ annual revenues, a return on common equity of 9.20 percent and an overall rate of return of 7.81 percent. DOD did not support Washington Gas’ proposal to implement an IRP; however, it recommended a reduction in the return on common equity to 8.00 percent if the PSC of MD elected to adopt an IRP.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

     AOBA did not specify a change in annual revenues; however, it recommended a return on common equity of 10.10 percent and an overall rate of return of 8.08 percent. While not supporting Washington Gas’ proposal to implement an IRP, AOBA alternatively proposed a 9.30 percent return on common equity and an overall rate of return of 7.69 percent if the PSC of MD did adopt an IRP.

     On July 14, 2003, Washington Gas filed its rebuttal case. Hearings were held during August 2003 to address the merits of the proposals of the parties.

     On September 11, 2003, a Hearing Examiner of the PSC of MD issued a proposed Order authorizing an increase in annual revenues of $4.1 million, with a return on common equity of 11.00 percent and an overall rate of return of 8.74 percent. The proposed Order denied the MD Staff request for a one-time bill credit in connection with the gain on the sale of the land and headquarters building and, instead, included a reduction to annual revenues of $180,000 for a 15-year period.

     The authorized $4.1 million annual revenue increase excluded the effect of Washington Gas’ request for an $8.7 million increase in annual revenues for depreciation expense which is pending in a separate case. As a result of the Washington Gas proposal for depreciation being considered in a separate docket, the amount of the increase in the proposed Order did not reflect the effect of the increase in depreciation expense proposed by the Company. However, the proposed Order granted Washington Gas’ request to implement new depreciation rates along with the related revenue impact upon conclusion of the hearings in the separate docket, pending the results of an earnings test benchmarked to the authorized rate of return.

     On October 31, 2003, the PSC of MD issued a final Order, granting Washington Gas a $2.9 million increase in annual revenues based on an overall rate of return of 8.61 percent and a return on common equity of 10.75 percent. The PSC of MD did not adopt Washington Gas’ proposed IRP. These rates were effective for service rendered on and after November 6, 2003. The final Order upheld the proposed Order’s treatment of the gain on sale of the land and headquarters building by reducing annual revenues $180,000 for a 15-year period. Additionally, the final Order eliminated the requirement for conducting an earnings test in connection with updating Washington Gas’ depreciation rates, as discussed above, and provides for an update of these rates upon the outcome of the separate docket for determining new depreciation rates.

     Virginia Jurisdiction

     The SCC of VA consists of three full-time members who are elected by the General Assembly of Virginia. Each commissioner has a six-year term with no limitation on the number of terms that can be served.

     Either of two methods may be used to request a modification of existing rates. First, Washington Gas may file a general rate application in which it may propose new adjustments to the cost of service that have not previously been approved by the Commission, as well as a revised return on equity. The rates under this process may take affect 150 days after the filing, subject to refund pending the outcome of the SCC of VA’s action on the application. Second, an Expedited Rate Case (ERC) procedure is available which provides that rate increases may be effective 30 days after the filing date, also subject to refund. Under the ERC mechanism, Washington Gas may not propose any new adjustments for issues not previously approved in the last general rate case, or a change in its return on common equity from the level authorized in its last general rate case. The ERC mechanism may not be available should the SCC of VA decide that the previous rate case and the issues addressed therein is too remote to be considered current.

     Rate Case Activities

     On June 14, 2002, Washington Gas filed an application with the SCC of VA to increase annual revenues in Virginia. The Shenandoah Gas Division of Washington Gas (Shenandoah) was included in the application. The application requested an increase in overall annual revenues of approximately $23.8 million. Washington Gas requested an overall rate of return of 9.42 percent, and a return on common equity of 12.25 percent versus the currently authorized return on common equity of 11.50 percent for Washington Gas and 10.70 percent for Shenandoah. Washington Gas also requested to merge the rate structures of Shenandoah with Washington Gas. Additionally, Washington Gas requested approval of an IRP that included a 50/50 sharing between customers and Washington Gas of weather-normalized, Virginia-regulated earnings 100 basis points above or below the SCC of VA’s authorized return on equity. The IRP proposed no change in the method of recovering the cost of natural gas incurred by Washington Gas.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

     On November 15, 2002, the Staff of the SCC of VA (VA Staff) filed testimony in response to Washington Gas’ rate application. The VA Staff took the position that Washington Gas’ revenues were sufficient and did not need to be revised and, instead, recommended that operating revenues for Shenandoah be decreased by $1.4 million. The VA Staff’s estimate of the cost of equity for Washington Gas, including Shenandoah, ranged between 9.50 percent and 10.50 percent. The VA Staff recommended the SCC of VA adopt a 10.0 percent return on common equity for Washington Gas, including Shenandoah. Washington Gas filed rebuttal testimony in this proceeding on December 4, 2002. Hearings were held in December 2002 to review the merits of the proposals of the parties. At the hearing, Washington Gas withdrew the IRP from consideration in that proceeding, but reserved the right to propose a performance-based rate plan in a future rate case. The other parties agreed to leave the case-record open to permit Washington Gas to submit by January 10, 2003, the actuarial studies that support the reasonableness of the updated pension and other post-retirement benefit expenses proposed by Washington Gas. On January 7, 2003, Washington Gas submitted the actuarial studies to support its rate request.

     On January 30, 2003, the VA Staff filed a motion that requested acceptance of its comments and accompanying schedules that reflected revisions to the VA Staff’s original position. Based on its review of additional financial data and actuarial studies, the VA Staff supported the pension and other post-retirement benefit costs requested by Washington Gas. After revisions to reflect Washington Gas’ proposed pension and other post-retirement benefit costs, the VA Staff supported an operating revenue increase of $5.0 million for Washington Gas, and an operating revenue reduction of $1.2 million for Shenandoah.

     Under the regulations of the SCC of VA, Washington Gas placed the proposed general revenue increase into effect on November 12, 2002, subject to refund, pending the SCC of VA’s final decision in the proceeding. In its financial statements from November 12, 2002 through September 30, 2003, Washington Gas has recorded a provision for rate refunds, representing the refund required based on management’s judgment of the rate case outcome.

     On September 16, 2003, the Chief Hearing Examiner issued a report recommending that the SCC of VA adopt the Chief Hearing Examiner’s findings for an increase in gross annual revenues of $5.7 million effective November 12, 2002. The Chief Hearing Examiner’s recommendations and conclusions were based on a finding that the current cost of equity is within a range of 10.00 percent to 11.00 percent, and rates should be established based on the 10.50 percent midpoint of the equity range. The overall return recommended was 8.44 percent assuming the midpoint for the equity portion of the return.

     In the September 16, 2003 report, the Chief Hearing Examiner concurred with the Company and recommended that new higher depreciation rates be implemented concurrent with the effective date of new base rates on November 12, 2002. The VA Staff has since requested that the SCC of VA overturn the recommendation of the Chief Hearing Examiner as to the effective date of the new depreciation rates and adopt the VA Staff’s originally recommended implementation date of January 1, 2002. To the extent that the position of the VA Staff is adopted by the SCC of VA, Washington Gas would have to record a charge to income for additional depreciation expense of approximately $3.4 million, before income tax benefits, calculated from January 1, 2002 to November 12, 2002, without a corresponding amount of revenue. The Company believes that it is reasonably possible that the SCC of VA will adopt the position Washington Gas has taken on this matter.

     Additionally in the September 16, 2003 report, the Chief Hearing Examiner recommended approval of a VA Staff-proposed adjustment that reduces the net rate base upon which Washington Gas is allowed to earn a rate of return by $42 million. This amount represents the difference between the accumulated reserve for depreciation recorded on the books of Washington Gas and the theoretical reserve that was derived by VA Staff as part of the review of Washington Gas’ depreciation rates. This recommended rate base adjustment, along with a partial offset for accumulated deferred income taxes, reduced the Chief Hearing Examiner’s determination of Washington Gas’ annual revenue requirement by approximately $3.5 million, based on the Chief Hearing Examiner’s recommended overall rate of return. The Chief Hearing Examiner’s recommendation permits continued recovery of this investment in rate base (i.e. the accumulated depreciation reserve deficiency) over the 32-year remaining life of assets currently in service.

     Although this VA Staff proposal related to the accumulated depreciation reserve and the related accumulated deferred income taxes were included in the Chief Hearing Examiner’s recommendations, Washington Gas disagrees

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

with this position. Washington Gas believes that it is reasonably possible that the recommendation of the Chief Hearing Examiner related to the accumulated depreciation reserve deficiency and the related accumulated deferred income taxes will be rejected by the SCC of VA because, among other reasons, the Company believes it is unsupported by case-record evidence and is inaccurate in both theory and in principle. Accordingly, at the present time and based on existing information, Washington Gas has not recorded a refund liability at September 30, 2003 for the effect of this issue on revenues collected subject to refund since November 12, 2002.

     On October 14, 2003, Washington Gas filed the Response of Washington Gas Light Company and the Shenandoah Gas Division to the Report of the Chief Hearing Examiner, objecting to the recommended rate base reduction related to the accumulated depreciation reserve deficiency and the related accumulated deferred income taxes, and commenting on other issues. Similarly, on the same date, the VA Staff filed a response with the SCC of VA expressing its opposition to certain matters in the Report of the Chief Hearing Examiner, most notably the implementation date for new depreciation rates. The VA Staff’s response continued to support its view that the Chief Hearing Examiner should have ruled that higher depreciation rates should be applied retroactively, beginning January 1, 2002. Washington Gas believes that it is reasonably possible that the SCC of VA will uphold the ruling of the Chief Hearing Examiner on this issue regarding the effective date of implementing new depreciation rates.

     Washington Gas reflected increased revenues and higher depreciation expense for the impact of the revised depreciation rates in its customer billings effective November 12, 2002, and in its financial statements for all periods thereafter. If the SCC of VA should support the VA Staff’s position on this issue, Washington Gas would record a charge for additional depreciation expense calculated from January 1, 2002 to November 12, 2002, without a corresponding increase in revenues. The additional expense would be approximately $3.4 million (before income taxes). An Order from the SCC of VA is expected at any time.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

COMPETITION

     Competition with Other Energy Products

     The regulated utility faces competition based on customers’ preferences for natural gas compared to other energy products and the comparative prices of those products. Currently, the most significant product competition occurs between natural gas and electricity in the residential market. The residential market generates a significant portion of the regulated utility’s net income. In its service territory, Washington Gas continues to attract the majority of the new residential construction market. The Company believes that consumers’ continuing preference for natural gas allows Washington Gas to maintain a strong market presence.

     The regulated utility has generally maintained a price advantage over electricity in its service area for traditional uses of energy such as heating, water heating and cooking. However, price volatility in the wholesale natural gas commodity market has resulted in significant increases in the cost of natural gas billed to customers. Such increases have resulted in significant reductions to or the elimination of the traditional price advantage of natural gas. Any price advantage that electricity may currently have is partially caused by artificial price caps, established to help stimulate the unbundled retail market for electricity. These price caps expire in June 2004 in the District of Columbia, June 2006 in Maryland, and July 2007 in Virginia. Once these price caps expire, comparisons may change. Furthermore, as discussed below, restructuring in both the natural gas and electric industries is leading to changes in traditional pricing models. As part of the electric industry restructuring effort, certain business segments are moving toward market-based pricing, with third-party marketers of electricity participating in retail markets. Electric industry restructuring may result in lower comparative pricing for electric service and other alternative energy sources, including natural gas. These changes could result in increased competition for the regulated utility.

     In the interruptible market, the regulated utility’s customers must be capable of using a fuel other than natural gas when demand peaks for the regulated utility’s firm customers. In the interruptible market, fuel oil is the most prevalent energy alternative to natural gas. The regulated utility’s success in this market depends largely on the relationship between gas and oil prices. Since the supply of natural gas is primarily derived from domestic sources, the relationship between supply and demand generally has the greatest impact on natural gas prices. Since a large portion of oil comes from foreign sources, political events can have significant influences on oil supplies and, accordingly, oil prices. The anticipated introduction of non-domestic supplies of liquefied natural gas into the United States natural gas market may impact supply levels and have an impact on natural gas prices.

     Deregulation

     In each of the jurisdictions (the District of Columbia, Maryland and Virginia) served by the Company’s regulated utility, regulators and utilities have implemented customer choice programs. These programs provide customers with an opportunity to choose to purchase their natural gas and/or electric commodity from third-party marketers, rather than purchasing these commodities as part of a bundled service from the local utility. When customers choose to purchase their natural gas commodity from third-party marketers on an unbundled basis, there is no effect on the regulated utility’s net revenues or net income because Washington Gas passes the cost of gas to customers without any mark-up. However, these customer choice programs provide unregulated third-party marketers, such as WGEServices, with opportunities to profit from the sale of the natural gas commodity or electricity in competitive markets. It also enables customers to have competitive choices from which to buy natural gas and electricity. Participating in this evolving marketplace also poses new risks and challenges discussed below that must be addressed in the Company’s current and future strategies.

     The Natural Gas Delivery Function

     The natural gas delivery function, the core business of the Company’s regulated utility, continues to be regulated by local regulatory commissions. In developing this core business, Washington Gas invested $2.5 billion as of September 30, 2003 to construct and operate a safe, reliable and economical natural gas distribution system. Because of the high fixed costs and significant safety and environmental considerations associated with building and operating a distribution system, it is expected that there will continue to be only one owner and operator of a natural gas distribution system per franchise area for the foreseeable future. The nature of Washington Gas’ customer base and the distance of most customers from interstate pipelines mitigate the threat of bypass of its facilities by other potential delivery service providers.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

     Washington Gas expects that local regulatory commissions will continue to set the prices and terms for delivery service that give it an opportunity to earn a just and reasonable rate of return on the capital invested in its distribution system and to recover reasonable operating expenses. Washington Gas plans to continue constructing, operating and maintaining its natural gas distribution system. The Company does not foresee any significant near-term changes in the regulated utility’s risk profile.

     The Merchant Function and Natural Gas Unbundling

     At September 30, 2003, customer choice programs for natural gas customers were available to all of Washington Gas’ regulated utility customers in the District of Columbia, Maryland and Virginia. Of approximately 960,000 customers at September 30, 2003, approximately 197,000 customers purchased their natural gas commodity from unregulated third-party marketers. The following table provides the status of natural gas unbundling in the regulated utility’s major jurisdictions at September 30, 2003. The number and percentage of customers reflected in this table include all customers who chose to purchase natural gas from a third-party marketer, including WGEServices.

Status of Customer Choice Programs at September 30, 2003

Jurisdiction	Customer Class	Eligible Customers

		Total	% Participating

District of Columbia	Firm:
	Residential	133,700	17%
	Commercial	13,485	31%
	Interruptible	234	72%
Maryland	Firm:
	Residential	367,389	23%
	Commercial	28,264	43%
	Interruptible	268	100%
Virginia	Firm:
	Residential	391,293	17%
	Commercial	25,055	27%
	Interruptible	234	86%

Total		959,922	21%

     Ultimately, the Company expects the regulated utility to play a much smaller role in the merchant function and may eventually exit the merchant function if all customers were to choose to buy natural gas from unregulated marketers. During this transition period, Washington Gas continues to have certain obligations to purchase natural gas from producers and transportation capacity from interstate pipeline companies. Accordingly, the strategy of Washington Gas focuses on managing efficiently the portfolio of contractual resources, recovering contractual costs and maximizing the value of contractual assets.

     Washington Gas actively manages its supply portfolio to balance its sales, delivery and supply obligations. Currently, the regulated utility includes the cost of the natural gas commodity and interstate pipeline services in the purchased gas costs that it includes in firm customers’ rates, subject to regulatory review. The regulated utility’s jurisdictional tariffs contain gas cost mechanisms that allow it to recover the invoice cost of gas applicable to firm customers. Additionally as described below, these same tariffs provide for the assignment and recovery of certain capacity and peaking services from retail suppliers or third-party marketers serving delivery service customers. Washington Gas believes it prudently entered into its gas contracts and that the costs being incurred should be recoverable from customers. If future unbundling or other initiatives remove the current gas cost recovery provisions, Washington Gas could be adversely impacted to the extent it incurs non-competitive gas costs without other satisfactory regulatory mechanisms available to recover any costs that may exceed market prices. Washington Gas currently has recovery mechanisms for such potentially stranded costs in the District of Columbia, Maryland and Virginia.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

     If Washington Gas were to determine that competition or changing regulation would preclude it from recovering these costs in rates, these costs would be charged to expense without any corresponding revenue recovery. If this situation were to occur, and depending upon the timing of the occurrence, the effect on Washington Gas’ financial position and results of operations would likely be significant. In the event that a regulatory body disallows the recovery of such costs, these costs would be borne by shareholders.

     To minimize its exposure to contract risks, Washington Gas has mechanisms in its customer choice programs that enable it to assign to participating third-party marketers 100 percent of the storage and peak winter capacity resources that were dedicated to serving bundled service customers when those customers elected a third-party marketer. Additionally, Washington Gas currently has mechanisms filed or approved with each of its local commissions to assign up to 100 percent of transportation capacity resources contracted for use beginning with the 2003-2004 heating season. Washington Gas continually updates its forecasts of customer growth and the associated requirements for pipeline transportation, storage and peaking resources. Washington Gas is generally renewing pipeline transportation and storage contracts to meet its forecasts of increased customer gas requirements and to comply with regulatory mechanisms to provide for or make available such resources to marketers serving customers in the customer choice programs.

     To maximize the value of its contractual assets, the regulated utility has entered into contracts with unregulated marketers that make use of the regulated utility’s firm storage and transportation rights to meet the regulated utility’s city gate delivery needs and to make off-system sales when such storage and transportation rights are under-utilized. The regulated utility continues to pay the fixed charges associated with the firm storage and transportation contracts used to make sales.

UNREGULATED RETAIL ENERGY-MARKETING AND NATURAL GAS AND ELECTRIC UNBUNDLING

     As the regulated utility’s role in the merchant function decreases over time, opportunities emerge for unregulated natural gas providers. In the deregulated marketplace, third-party marketers have profit-making opportunities, but also assume the risk of loss.

     Recognizing the opportunities presented by competition, the Company established WGEServices, an unregulated retail energy-marketing subsidiary, in fiscal year 1997. WGEServices markets both natural gas and electricity to residential, commercial and industrial customers inside and outside of the Washington Gas service area. At September 30, 2003, WGEServices had 153,400 natural gas customers and 76,000 electric customers, compared to 155,000 natural gas customers and 66,000 electric customers at September 30, 2002, and 125,000 natural gas customers and 44,000 electric customers at September 30, 2001. WGEServices’ gross revenues for fiscal years 2003, 2002 and 2001 were $726.2 million, $595.9 million and $419.2 million, respectively. WGEServices’ net income was $3.7 million for fiscal year 2003, a decline from net income of $5.0 million in fiscal year 2002. During fiscal year 2001, WGEServices incurred a net loss of $1.6 million.

     Assuming normal weather, the regulatory process results in relatively stable earnings for the regulated utility. However, there can be significant volatility for unregulated third-party marketers, such as the volatility experienced by WGEServices during fiscal year 2003. High gas prices that occurred in late February and early March of the 2003 fiscal year were more extreme than the planning parameters prescribed in the Company’s risk management policy. Consequently, the colder-than-normal weather experienced during that 2003 period resulted in the need to make additional purchases of natural gas in the spot market at a cost above its retail selling price to meet its commitment to customers, thereby reducing WGEServices’ net margin. Thus, while WGEServices has a significant potential for continued growth, it must carefully manage the risks associated with a volatile commodity market.

     WGEServices competes with other third-party marketers to sell the unregulated natural gas commodity to customers. Marketers of the natural gas commodity compete largely on price, and gross margins are relatively small. Consequently, operating margins for the sale of unregulated natural gas are typically lower than those earned by the regulated utility.

     In addition, WGEServices faces risks associated with its gas supply. At any point in time, WGEServices may experience a difference between contracted gas purchase quantities and contractual gas sales commitments. To minimize this risk, WGEServices manages its natural gas contract portfolio by closely matching the timing of gas purchases from suppliers with sales commitments to customers. WGEServices also purchases its gas from a number of wholesale suppliers in order to avoid relying on any single provider for its natural gas supply. Additionally, WGEServices maintains gas storage inventory to meet daily and monthly fluctuations in demand caused by

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

variations in weather from normal. From time to time, WGEServices enters into derivative contracts in order to balance its sales commitments with the amount of gas it must purchase to satisfy those commitments, or for purposes of fixing the price at which WGEServices may have to purchase or sell gas. WGEServices has a risk management policy in place and periodically reassesses its policy to determine its adequacy to mitigate risks in changing markets. For a further discussion about WGEServices’ exposure to and management of market risks, refer to the section entitled “Market Risk” included under Item 7 of this report.

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

     In anticipation of the opportunities to sell electricity in jurisdictions that have implemented customer choice programs, WGEServices entered into a master purchase and sale agreement in April 2000 with a wholesale energy marketer, Mirant Americas Energy Marketing L.P. (MAEM), which is an indirect wholly owned subsidiary of Mirant Corporation (Mirant). The master purchase and sale agreement is a full requirements agreement under which WGEServices identifies profitable opportunities, and purchases electric energy, capacity and certain ancillary services from Mirant for resale to retail electricity customers. Although the full requirements contract eliminates the electric supply risk that is associated with changes in demand, the benefits of this contractual provision are only realized to the extent MAEM performs its delivery function. WGEServices does not own or operate any electric generation, electric transmission or electric distribution assets.

     On July 14, 2003, Mirant and substantially all of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. MAEM, the sole provider of electricity under the full requirements contract mentioned above, was included in these bankruptcy filings. Since the bankruptcy filing, MAEM has continued to honor its supply obligations to WGEServices. Future performance by MAEM may be subject to further developments in the bankruptcy proceedings (refer to the section entitled “Market Risk” included under Item 7 of this report).

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

     To remain competitive, the Company continuously strives to improve quality and efficiency and to reduce costs to achieve market-level performance. Accordingly, the Company will continue to look for opportunities to profit from further unbundling.

GAS SUPPLY AND CAPACITY

     Washington Gas arranges to have natural gas delivered to the entry points of its distribution system (city gates or gate station) using the delivery capacity of interstate pipeline companies and on-system peaking facilities to meet requirements. Washington Gas acquires interstate pipeline natural gas delivery and storage capacity on a system-wide basis on the different interstate pipelines to provide the greatest amount of flexibility to meet the diverse demand characteristics of its customer base. Washington Gas’ supply and capacity plan is based on forecasted system requirements, and takes into account estimated load growth by type of customer, attrition, conservation, demand by gate station, interstate pipeline capacity and contractual limitations and the forecasted movement of customers between sales service and delivery service.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

     Pursuant to FERC Order No. 636, interstate pipeline companies are required to provide transportation and storage services to natural gas shippers, such as Washington Gas, that are comparable to the services it received prior to the implementation of the order. At September 30, 2003, Washington Gas had service agreements with four pipeline companies that provided direct service for firm transportation and storage services. These contracts have expiration dates ranging from fiscal years 2004 to 2017.

     Washington Gas is responsible for acquiring both sufficient natural gas supplies and pipeline capacity to meet customer requirements. As such, Washington Gas must contract for reliable and adequate delivery capacity to its distribution system, while considering the dynamics of the interstate pipeline capacity market, on-system peaking facilities, as well as the characteristics of its customer base. Washington Gas’ contracting activities take into account customers’ tendencies to switch between sales and delivery service; however, such short-term arrangements may not be available in future periods under conditions of capacity constraints. By entering into flexible short-term agreements for supply and capacity levels, Washington Gas remains competitive. Washington Gas has adopted a diversified portfolio approach designed to satisfy the supply and deliverability requirements of its customers, using multiple supply points, dependable interstate pipeline transportation and storage arrangements, and its own substantial storage and peaking capabilities to meet its customers’ demands.

     Local distribution companies, such as Washington Gas, along with other participants in the energy industry have raised concerns regarding the gradual depletion in the availability of interstate pipeline capacity. Depleting pipeline capacity is a business issue that must be managed by Washington Gas, whose customer base has grown at an annual rate of two to three percent, which growth is expected to continue. The increased number of electric co-generation facilities that exist and that are planned for in the near future for the mid-Atlantic region and upstream of the mid-Atlantic region exacerbates the availability of pipeline capacity. These facilities, which significantly utilize pipeline capacity, will ultimately affect deliverability and flexibility of natural gas delivery into the region. Due to the reluctance on the part of both marketers and some local distribution companies in committing to long-term pipeline contracts, infrastructure improvements have been limited despite the fact that the major pipelines serving the Washington Gas system are fully subscribed. In response to growing concerns, interstate pipelines have begun the process of offering infrastructure improvements that will expand pipeline capacity in the mid-Atlantic region. These improvement projects, paid for through incremental demand charges by the participating entities, require a minimum of two to three years to complete for the planning, solicitation of interest, regulatory approval and construction of new pipelines. To date, Washington Gas has entered into an agreement with an interstate pipeline company, Dominion Transmission, Inc. (DTI), under which DTI will construct additional capacity for firm transportation and storage services to Washington Gas. DTI has received FERC approval for the pipeline construction project that is expected to be completed and in service by the 2004-2005 winter season. Washington Gas will continue to monitor other opportunities to acquire or participate in obtaining additional pipeline capacity that will improve or maintain the high level of service expected by its customer base.

     As reflected in the table below, there were six sources of delivery through which the regulated utility received natural gas to satisfy the sendout requirements in pipeline year 2003 (November 1, 2002 through October 31, 2003), and from which supplies can be received in pipeline year 2004 (November 1, 2003 through October 31, 2004). Firm transportation denotes gas transported directly to the entry point of Washington Gas’ distribution system in contractually viable volumes. Transportation storage denotes volumes stored by a pipeline during the summer injection season for withdrawal during the heating season to meet load requirements. Peak load requirements are met by (i) underground natural gas storage at the Hampshire storage field in Hampshire County, West Virginia; (ii) the local production of propane air plants located at Washington Gas-owned facilities in Rockville, Maryland (Rockville Station) and in Springfield, Virginia (Ravensworth Station) and (iii) other peak-shaving sources. Unregulated third-party marketers acquire interstate pipeline capacity and the natural gas commodity on behalf of Washington Gas’ delivery service customers, some of which may be provided through transportation, storage and peaking resources provided by Washington Gas to unregulated third-party marketers under tariffs approved by the three public service commissions. These marketers have natural gas delivered to the entry point of Washington Gas’ delivery system on behalf of those utility customers that have decided to acquire their natural gas commodity on an unbundled basis, as previously discussed.

     During pipeline year 2003 (November 1, 2002 through October 31, 2003), total sendout on the system was 1.8 billion therms as compared to total sendout of 1.3 billion therms during pipeline year 2002. This excludes the sendout of sales and deliveries of natural gas used for electric generation. The sendout for pipeline year 2004 is estimated at 1.7 billion therms (based on normal weather), excluding the sendout for the sales and deliveries of natural gas used for electric generation. The significant increase in 2003 was the result of weather in pipeline year 2003 that was significantly colder than pipeline year 2002. The sources of delivery and related volumes that were

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

used to satisfy the requirements of pipeline year 2003 and those projected for pipeline year 2004 are shown in the following table.

Sources of Delivery for Annual Sendout

(In millions of therms)	Pipeline Year

Sources of Delivery	Actual 2003	Projected 2004

Firm Transportation	758	640
Transportation Storage	190	173
Hampshire Storage	10	13
Company-Owned Propane-Air Plants	5	8
Other Peak-Shaving Sources	33	34
Unregulated Third-Party Marketers	758	817

Total	1,754	1,685

     The effectiveness of Washington Gas’ gas supply program is largely dependent on the sources from which the design day requirement is satisfied. A design day is the maximum anticipated demand on the natural gas distribution system during a 24-hour period assuming a five-degree Fahrenheit average temperature. Washington Gas assumes that all interruptible customers will be curtailed on the design day. Washington Gas’ current design day demand forecast for the 2003-2004 winter season is 16.9 million therms, and Washington Gas’ projected sources of delivery for design day sendout is 18.1 million therms. This provides a reserve margin of approximately 7.1 percent. Washington Gas is currently capable of meeting 73 percent of its design day requirements with storage and peaking capabilities. Optimal utilization of storage and peaking facilities on Washington Gas’ design day reduces the dependency on firm transportation. The following table reflects the sources of delivery that are projected to be used to satisfy the design day sendout estimate for pipeline year 2004.

Projected Sources of Delivery for Design Day Sendout

(In millions of therms)	Pipeline Year

Sources of Delivery	Volumes	Percent

Firm Transportation	4.9	27%
Transportation Storage	5.0	28%
Company-Owned Propane-Air Plants, Hampshire Storage and Other Peaking	7.1	39%
Unregulated Third-Party Marketers	1.1	6%

Total	18.1	100%

     Washington Gas believes the combination of the natural gas supply it can purchase under short-term contracts, its peaking supplies, and the capacity held under contract on the interstate pipelines is sufficient to satisfy the needs of existing customers and allow for growth in future years.

     ENVIRONMENTAL MATTERS

     The Company and its subsidiaries are subject to federal, state and local laws and regulations related to environmental matters. These evolving laws and regulations may require expenditures over a long timeframe to control environmental effects. Estimates of liabilities for environmental response costs are difficult to determine with precision because of the various factors that can affect their ultimate level. These factors include, but are not limited to the following:

•	the complexity of the site;
•	changes in environmental laws and regulations at the federal, state and local levels;
•	the number of regulatory agencies or other parties involved;
•	new technology that renders previous technology obsolete or experience with existing technology that proves ineffective;
•	the ultimate selection of technology;
•	the level of remediation required and
•	variations between the estimated and actual period of time that must be dedicated to respond to an environmentally-contaminated site.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (concluded)

     Washington Gas has identified up to ten sites where Washington Gas or its predecessors may have operated manufactured gas plants (MGP). Washington Gas last used any such plant in 1984. In connection with these operations, Washington Gas management is aware that coal tar and certain other by-products of the gas manufacturing process are present at or near some former sites, and may be present at others. Washington Gas management does not believe that any of the sites present any unacceptable risk to human health or the environment.

     At one of the former MGP sites, studies show the presence of coal tar under the site and an adjoining property. Washington Gas has taken steps to control the movement of contaminants into an adjacent river by installing a water treatment system that removes and treats contaminated groundwater at the site. Washington Gas received approval from governmental authorities for a comprehensive remediation plan for the majority of the site that will allow commercial development of Washington Gas’ property. Washington Gas has entered into an agreement with a national developer for the development of this site in phases. Washington Gas also has entered into a ground lease and obtained an economic interest for the first two phases of development. Construction has been completed on the first two phases of this development. Washington Gas continues to seek approval of a remediation plan for the remainder of the site, including an adjoining property owned by a separate unaffiliated entity.

     At a second former MGP site and on an adjacent parcel of land, Washington Gas made application under a state voluntary closure program. Washington Gas has developed a remediation plan for the site and is currently seeking approval of that plan from the state.

     Washington Gas does not expect that the ultimate impact of these matters will have a material adverse effect on its capital expenditures, earnings or competitive position. Washington Gas believes, at this time, that the appropriate remediation has been or is being undertaken or that no remediation is necessary at the remaining eight sites. See Note 14 of the Notes to Consolidated Financial Statements for a further discussion of environmental response costs.

OTHER INFORMATION ABOUT THE BUSINESS

     The regulated utility is not dependent upon a single customer or group of customers such that the loss of any one or more of such customers would have a significant adverse effect on the regulated utility. Large customers are generally on interruptible rate schedules, and margin-sharing arrangements limit the effects of variations in interruptible customer usage on net income. As previously discussed, Washington Gas served approximately 960,000 customers at September 30, 2003. The Company’s energy-marketing segment is not heavily dependent on any one customer or group of customers. The commercial HVAC segment derived 44.6 percent of revenues from one customer in fiscal year 2003 and 78.9 percent of revenues from one customer in fiscal year 2002.

     The Company’s utility business is weather-sensitive and seasonal since the majority of its business is derived from residential and small commercial customers who use natural gas for space heating purposes. In fiscal year 2003, approximately 78 percent of the total therms delivered in the regulated utility’s franchise area, excluding deliveries for electric generation, occurred in the regulated utility’s first and second fiscal quarters. The Company’s utility earnings are typically generated during these two quarters and the regulated utility historically incurs net losses in the third and fourth fiscal quarters. The timing and level of approved rate increases can affect the results of operations. The seasonal nature of the regulated utility’s business creates large variations in short-term cash requirements, primarily due to the fluctuations in the level of customer accounts receivable, accrued utility revenues and storage gas inventories. Washington Gas finances these seasonal requirements primarily through the sale of commercial paper and unsecured short-term bank loans.

     The Company’s research and development costs during fiscal years 2003, 2002 and 2001 were not material.

     At September 30, 2003, the Company and its wholly owned subsidiaries had 2,078 employees comprised of 1,842 and 236 utility and non-utility employees, respectively.

     The Company’s Code of Conduct and Corporate Governance Guidelines will be available on the corporate Web site www.wglholdings.com on or before December 31, 2003. Copies also may be obtained by request to the Corporate Secretary at WGL Holdings, Inc., 101 Constitution Ave., N.W., Washington, DC 20080. Additional information about WGL Holdings is also available on its web site.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 2. Properties

ITEM 2—PROPERTIES

     At September 30, 2003, WGL Holdings and its subsidiaries provided services in various areas of Virginia, the District of Columbia and Maryland, and held certificates of convenience and necessity, licenses and permits necessary to maintain and operate their respective properties and businesses. The regulated utility segment is the only segment where property, plant and equipment is a significant asset.

     Property, plant and equipment are stated at original cost, including labor, materials, taxes and overhead. Washington Gas calculates depreciation applicable to its utility gas plant in service primarily using a straight-line method over the estimated remaining life of the plant. The composite depreciation and amortization rate of the regulated utility during fiscal years 2003, 2002 and 2001 was 3.20 percent, 2.93 percent and 2.94 percent, respectively, which included an allowance for non-legal asset retirement costs (see Note 1 of the Notes to Consolidated Financial Statements).

     At September 30, 2003, the regulated utility segment had approximately 622 miles of transmission mains, 11,065 miles of distribution mains, and 12,872 miles of distribution services. The regulated utility has the storage capacity for approximately 15 million gallons of propane for peak shaving.

     Until March 2003, Washington Gas owned and occupied a 12-story office building, along with land, located at 1100 H Street, NW, Washington, D.C. 20080. In March 2003, Washington Gas sold this property and relocated its corporate headquarters to 101 Constitution Avenue, NW, Washington, D.C. 20080, pursuant to a new long-term lease arrangement for office space.

     Washington Gas owns approximately 40 acres of land and a building (built in 1970) at 6801 Industrial Road in Springfield, Virginia 22151. The Springfield office engages in both operating and certain administrative functions of the regulated utility. Washington Gas also holds title to land and buildings used as substations for its utility operations.

     Washington Gas also has peaking facilities consisting of propane air plants in Springfield, Virginia (Ravensworth Station), and Rockville, Maryland (Rockville Station). Hampshire operates an underground natural gas storage field in Hampshire County, West Virginia. Hampshire accesses the storage field through 12 storage wells that are connected to an 18-mile pipeline gathering system. Hampshire also operates a compressor station for injection of gas into storage. For pipeline year 2003, management estimates that the Hampshire storage facility has the capacity to supply approximately 2.0 billion cubic feet of natural gas to the regulated utility’s system for meeting seasonal demands.

     Washington Gas owns a 12-acre parcel of land located in Southeast Washington, D.C. Washington Gas entered into an agreement with a national developer in February 2000 to lease this land. See the section entitled “Subsidiaries” for a discussion regarding WG Maritime and the Environmental Matters section for additional information regarding this development.

     Facilities utilized by the retail energy-marketing and HVAC segments are located in the Washington, D.C. metropolitan area and are leased. In early October 2002, Brandywood (a subsidiary of Washington Gas Resources) executed transactions in which it effectively sold its partnership interest in 1,605 acres in Prince George’s County, Maryland.

     The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by the regulated utility other than a small amount of property that is expressly excluded. At September 30, 2003 and 2002, no debt was outstanding under the Mortgage.

     Washington Gas executed a supplemental indenture to its unsecured Medium-Term Note (MTN) Indenture on September 1, 1993, providing that Washington Gas will not issue any FMBs under its Mortgage without securing all MTNs with all other debt secured by the Mortgage.

WGL Holdings, Inc.
Washington Gas Light Company
Part I

ITEM 3—LEGAL PROCEEDINGS

     None.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

WGL Holdings, Inc.
Washington Gas Light Company
 Part I

     EXECUTIVE OFFICERS OF THE REGISTRANTS

     The names, ages and positions of the executive officers of the registrants at September 30, 2003, are listed below along with their business experience during the past five years. The age of each officer listed is as of the date of filing of this report. There is no family relationship among the officers.

     Unless otherwise indicated, all officers have served continuously since the dates indicated, and all positions are executive officers listed with Washington Gas Light Company.

Executive Officers

Name, Age and Position with the registrants	Date Elected or Appointed

Elizabeth M. Arnold, Age 51 (1)
Vice President (corporate strategy and non-utility businesses) of WGL Holdings, Inc.	October 31, 2000
Vice President (corporate strategy and non-utility businesses)	July 3, 2000
Vice President (corporate strategy, internal audit, non-utility subsidiaries)	March 3, 2000
Vice President (corporate strategy and internal audit)	January 31,1996

Thomas F. Bonner, Age 55 (2)
Vice President (gas transportation)	April 29, 2002

Beverly J. Burke, Age 52 (1)
Vice President and General Counsel	July 1, 2001
Vice President and General Counsel of WGL Holdings, Inc.	July 1, 2001
Vice President and Assistant General Counsel	October 1, 1998

Adrian P. Chapman, Age 46
Vice President (regulatory affairs and energy acquisition)	March 31, 1999
Department Head, Regulatory Affairs	December 31, 1996

James H. DeGraffenreidt, Jr., Age 50 (1)
Chairman of the Board and Chief Executive Officer	October 1, 2001
Chairman of the Board and Chief Executive Officer of WGL Holdings, Inc.	October 1, 2001
Chairman of the Board, President and Chief Executive Officer of WGL Holdings, Inc.	October 31, 2000
Chairman of the Board, President and Chief Executive Officer	July 1, 2000
Chairman of the Board and Chief Executive Officer of WGL Holdings, Inc.	January 13, 2000
Chairman of the Board and Chief Executive Officer	December 1, 1998
President and Chief Executive Officer	January 1, 1998

Shelley C. Jennings, Age 55 (1)
Treasurer of WGL Holdings, Inc	January 13, 2000
Treasurer	March 31, 1999
Department Head, Customer Accounts	December 1, 1997

Frederic M. Kline, Age 52 (1)
Vice President and Chief Financial Officer of WGL Holdings, Inc.	January 13, 2000
Vice President and Chief Financial Officer	March 31, 1999
Vice President, Treasurer and Chief Financial Officer	October 1, 1998

WGL Holdings, Inc.
Washington Gas Light Company
Part I

Executive Officers

Name, Age and Position with the registrants	Date Elected or Appointed

Wilma Kumar-Rubock, Age 55
Vice President (information technology) and Chief Information Officer	October 1, 2001
Chief Information Officer	November 13, 2000
Division Head	April 3, 2000
Division Head (business systems)	April 28, 1997

Terry D. McCallister, Age 48 (1, 3)
President and Chief Operating Officer	October 1, 2001
President and Chief Operating Officer of WGL Holdings, Inc.	October 1, 2001
Vice President (operations and gas transportation)	June 28, 2000
Vice President (operations)	April 3, 2000

Mark P. O’Flynn, Age 53 (1, 4)
Controller	February 18, 2002
Controller of WGL Holdings, Inc.	February 18, 2002

Douglas V. Pope, Age 58 (1)
Secretary of WGL Holdings, Inc.	January 13, 2000
Secretary	July 25, 1979

Roberta W. Sims, Age 49
Vice President (corporate relations and communications)	January 31, 1996

Robert A. Sykes, Age 55
Vice President – Human Resources	October 1, 1997

James B. White, Age 53
Vice President (business development)	February 21, 1996

(1)	Executive Officer of both WGL Holdings, Inc. and Washington Gas Light Company

(2)	Mr. Bonner has previously served in executive positions in gas supply, customer services, operations and engineering at South Jersey Gas Company, Philadelphia Gas Works and Boston Gas Company.

(3)	Mr. McCallister was previously employed by Southern Natural Gas Company, a subsidiary of Sonat, Inc., where he served as Vice President and Director of Operations. Prior to working for Southern Natural Gas Company, a gas utility, he held various leadership positions with Atlantic Richfield Company, a fully integrated international oil and gas exploration, production, refining and marketing company.

(4)	Mr. O’Flynn has more than 30 years of experience in various finance positions with natural gas and electric utilities. He has previous experience as a CFO, controller and treasurer of utility companies that were SEC registrants.

WGL Holdings, Inc.
 Part II
Item 5- Market for Registrants’ Common Equity and Related
Stockholder Matters

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     At September 30, 2003, WGL Holdings had 17,277 common shareholders of record. During fiscal years 2003 and 2002, WGL Holdings’ common stock was listed for trading on the New York Stock Exchange and was shown as “WGL Hold” or “WGL Hldgs” in newspapers. The table below shows quarterly price ranges and quarterly dividends paid for fiscal years ended September 30, 2003 and 2002.

Common Stock Price Range and Dividends Paid

			Dividends Paid	Dividend
	High	Low	Per Share	Payment Date

Fiscal Year 2003
Fourth quarter	$27.97	$25.21	$0.3200	8/1/03
Third quarter	28.79	25.97	0.3200	5/1/03
Second quarter	26.96	23.15	0.3175	2/1/03
First quarter	25.15	21.94	0.3175	11/1/02

Fiscal Year 2002
Fourth quarter	$26.22	$19.25	$0.3175	8/1/02
Third quarter	27.95	24.46	0.3175	5/1/02
Second quarter	29.48	25.71	0.3150	2/1/02
First quarter	29.75	26.00	0.3150	11/1/01

The table below reflects securities authorized for issuance under equity compensation plans pursuant to Item 201 (d) of Regulation S-K for the fiscal year ended September 30, 2003.

Equity Compensation Plan Information

Number of Securities
	Number of Securities		Remaining Available
	to Be Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding Options,	Outstanding Options,	Compensation
	Warrants and Rights	Warrants and Rights	Plans*
Plan Category	(A)	(B)	(C)

Equity Compensation Plans Approved by Security Holders	615,384	$25.00	1,363,600
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	615,384	$25.00	1,363,600

*Excluding securities reflected in Column A.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 6. Selected Financial Data

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL AND OPERATIONS DATA(a)

(In thousands, except per share data)

Year Ended September 30,	2003	2002	2001	2000	1999

SUMMARY OF EARNINGS
Utility operating revenues	$1,301,057	$925,131	$1,446,456	$1,031,105	$972,120
Less: Cost of gas	696,561	459,149	904,416	552,579	505,346
Revenue taxes	40,465	27,549	40,616	35,598	34,793

Utility net revenues	$564,031	$438,433	$501,424	$442,928	$431,981

Utility operation and maintenance expenses	$216,255	$205,061	$194,469	$177,504	$201,229
Non-utility operating revenues	$763,191	$659,671	$493,063	$218,087	$140,096
Net income	$112,342	$39,121	$82,445	$83,251	$67,437
Earnings per average common share
Basic	$2.31	$0.81	$1.75	$1.79	$1.47
Diluted	$2.30	$0.80	$1.75	$1.79	$1.47

CAPITALIZATION—YEAR-END
Common shareholders’ equity	$818,218	$766,403	$788,253	$711,496	$684,034
Preferred stock	28,173	28,173	28,173	28,173	28,420
Long-term debt	636,650	667,951	584,370	559,724	506,084

Total capitalization	$1,483,041	$1,462,527	$1,400,796	$1,299,393	$1,218,538

OTHER FINANCIAL DATA
Total assets—year-end	$2,205,380	$2,113,664	$2,081,113	$1,939,989	$1,775,499
Property, plant and equipment–net—year-end	$1,644,251	$1,606,843	$1,519,747	$1,460,280	$1,402,742
Capital expenditures	$129,083	$162,383	$130,215	$124,067	$158,733
Long-term obligations—year-end	$636,650	$667,951	$584,370	$559,724	$506,084

COMMON STOCK DATA
Annualized dividends per share	$1.28	$1.27	$1.26	$1.24	$1.22
Dividends declared per share	$1.2775	$1.2675	$1.2550	$1.2350	$1.2150
Book value per share—year-end	$16.83	$15.78	$16.24	$15.31	$14.72
Return on average common equity	14.2%	5.0%	11.0%	11.9%	10.4%
Dividend yield on book value	7.6%	8.0%	7.7%	8.1%	8.3%
Dividend payout ratio	55.3%	156.5%	71.7%	69.0%	82.7%
Shares outstanding—year-end (thousands)	48,612	48,565	48,543	46,470	46,473

UTILITY GAS SALES AND DELIVERIES (thousands of therms)
Gas sold and delivered
Residential — firm	648,809	509,243	634,949	557,825	604,162
Commercial and industrial
Firm	239,628	193,917	258,546	240,239	285,349
Interruptible	12,163	10,646	11,927	27,627	48,989

Total gas sold and delivered	900,600	713,806	905,422	825,691	938,500

Gas delivered for others
Firm	496,889	346,910	365,262	306,933	191,620
Interruptible	257,799	277,367	251,039	262,923	272,046
Electric generation	67,245	169,210	165,918	211,928	129,700

Total gas delivered for others	821,933	793,487	782,219	781,784	593,366

Total utility gas sales and deliveries	1,722,533	1,507,293	1,687,641	1,607,475	1,531,866

OTHER STATISTICS
Active customer meters—year-end	959,922	939,291	903,789	875,817	846,381
New customer meters added	26,167	31,205	32,188	30,063	29,503
Degree days — actual	4,550	3,304	4,314	3,637	3,652
Weather percent colder (warmer) than normal	19.8%	(13.4)%	13.1%	(5.0)%	(5.2)%

(a)	Results presented for periods prior to fiscal year 2001 reflect the consolidated operation of Washington Gas Light Company and its subsidiaries.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) analyzes the financial condition, results of operations and cash flows of WGL Holdings, Inc. (WGL Holdings or the Company) and its subsidiaries. It also includes management’s analysis of the Company’s past financial results and potential factors that may affect future results, potential future risks and approaches that may be used to manage them.

     Management’s discussion is divided into the following two major sections:

•	WGL Holdings – This section describes the financial condition and results of operations of WGL Holdings and its subsidiaries on a consolidated basis. It includes brief discussions of WGL Holdings’ regulated utility operations and non-utility operations. The majority of WGL Holdings’ operations are derived from the results of its regulated utility, Washington Gas Light Company (Washington Gas). In addition, WGL Holdings is also affected by the results of its non-utility operations. For more information on the Company’s regulated utility operations, please refer to the Management’s Discussion for Washington Gas.

•	Washington Gas – This section comprises the vast majority of WGL Holdings’ regulated utility segment. As such, the financial condition and results of operations of Washington Gas’ utility operations and WGL Holdings’ regulated utility segment are essentially the same.

     Both of the major sections of Management’s Discussion – WGL Holdings and Washington Gas – should be read to obtain an understanding of the Company’s operations and financial performance. Management’s Discussion also should be read in conjunction with the respective company’s Consolidated Financial Statements and the combined Notes thereto.

     The Glossary of Key Terms included herein defines certain terms used in this Management’s Discussion. Bold Italics indicate the first reference to a term defined in the Glossary of Key Terms.

     Unless otherwise noted, earnings per share amounts are presented herein on a diluted basis, and are based on weighted average common and common equivalent shares outstanding.

Management’s Discussion Table of Contents

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

BUSINESS OVERVIEW

     WGL Holdings, through its subsidiaries, sells and delivers natural gas and provides a variety of energy-related products and services to customers primarily in the metropolitan areas of Washington, D.C., Maryland and Virginia. The Company’s core subsidiary, Washington Gas, is involved in the delivery and sale of natural gas that primarily is regulated by state regulatory commissions. In response to changes in federal and state regulation, the Company has taken the initiative to offer competitively priced natural gas and electricity to customers through its unregulated retail energy-marketing subsidiary. Through the wholly owned unregulated subsidiaries of Washington Gas Resources Corporation (Washington Gas Resources), the Company also offers energy-related products and services that are closely related to its core business.

     WGL Holdings has three operating segments that are described below:

•	regulated utility;
•	retail energy-marketing, and
•	heating, ventilating and air conditioning (HVAC) products and services.

     Transactions not specifically identifiable in one of the above three segments are accumulated and reported in the category “Other Activities.”

     Regulated Utility

     With over 93 percent of the Company’s assets, Washington Gas delivers natural gas to retail customers in accordance with tariffs set by state or District of Columbia regulatory commissions that have jurisdiction over Washington Gas’ rates. These rates are intended to provide the regulated utility with an opportunity to earn a just and reasonable rate of return on the investment devoted to the delivery of natural gas to customers. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third-party marketers. The regulated utility does not earn a profit or incur a loss when it sells the natural gas commodity as utility customers are charged for the natural gas commodity at the same cost the regulated utility incurs. At September 30, 2003, the regulated utility was selling and delivering the natural gas commodity to 80 percent of its customers. The remaining 20 percent of Washington Gas’ customers utilized the delivery services of Washington Gas for delivery of the natural gas commodity purchased from third-party marketers, one of which is a subsidiary of Washington Gas Resources. Factors critical to the success of the regulated utility include operating a safe, reliable natural gas distribution system, and recovering the costs and expenses of this business, which include a just and reasonable rate of return on invested capital that is allowed by the regulatory commissions that have jurisdiction over the regulated utility’s rates. Hampshire Gas Company (Hampshire), a wholly owned subsidiary of WGL Holdings, is a regulated natural gas storage business that operates an underground storage field on behalf of Washington Gas in accordance with a tariff administered by the Federal Energy Regulatory Commission (FERC).

     Retail Energy-Marketing

     Washington Gas Energy Services, Inc. (WGEServices), a wholly owned subsidiary of Washington Gas Resources, competes with other third-party marketers by selling natural gas and electricity directly to residential, commercial and industrial customers, both inside and outside of the regulated utility’s traditional service territory. WGEServices began selling electricity in fiscal year 2001. WGEServices has the opportunity to earn a profit or the potential to incur a loss from these sales. While WGEServices markets the natural gas and electricity commodities, regulated utilities such as Washington Gas or unaffiliated electric utilities deliver the natural gas and electric commodities to their customers. No subsidiary or affiliate of the Company owns or operates any electric generation, electric transmission or electric distribution assets. Factors critical to the success of the retail energy-marketing business are managing the market risk of the difference between the sales price and the cost of natural gas and electricity, managing credit risks associated with customers and suppliers to this segment, and controlling the level of selling, general and administrative costs, most notably customer acquisition costs.

     HVAC

     Two wholly owned subsidiaries, Washington Gas Energy Systems, Inc. (WGESystems) and American Combustion Industries, Inc. (ACI), provide turn-key, design-build, renovation projects to the commercial and government markets. As a result of a restructuring agreement on September 20, 2002 and a final closing on October

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

15, 2002 between the Company and a 50-percent investor, the Company no longer has any investment in Primary Investors or any financial commitment to the residential HVAC investment.

     The commercial HVAC operations focus on retrofitting a large number of aging commercial and government structures, primarily in the District of Columbia and parts of Maryland and Virginia. Factors critical to the success of the commercial HVAC business include the ability to maintain and grow the backlog of existing work, and estimating and managing fixed price contracts.

     Refer to the “Business” section under Item 1 of this report for further discussion of the Company’s regulated utility and unregulated businesses. For further discussion of the Company’s financial performance by operating segment, refer to Note 17 of the Notes to Consolidated Financial Statements.

WGL HOLDINGS, INC.

PRIMARY FACTORS AFFECTING WGL HOLDINGS

     The following is a summary discussion of the primary factors that affect the operations and/or financial performance of the regulated and unregulated businesses of WGL Holdings. Refer to the “Business” section under Item 1 of this report on Form 10-K for a more detailed discussion of these and other related factors that affect WGL Holdings’ operations and/or financial performance.

     Weather Conditions

     The Company’s regulated utility operations are weather sensitive, with a significant portion of its revenues derived from the delivery of natural gas to residential and commercial heating customers during the winter season. Weather conditions directly influence the volume of natural gas delivered by the regulated utility. The regulated utility’s rates are determined on the basis of expected normal weather conditions. As such, deviations in weather from normal levels can affect the Company’s financial performance. Washington Gas does not have a ratemaking provision that allows for revenues to be adjusted for the difference between actual weather conditions in a particular year and the expected normal weather conditions that are used to establish rates. However, the regulated utility does have a weather insurance policy designed to protect against a portion of warmer-than-normal weather (refer to “Market Risk” included herein for a further discussion of this weather insurance policy).

     The financial results of the Company’s energy-marketing subsidiary, WGEServices, also are affected by deviations in weather from normal levels. Since WGEServices sells both natural gas and electricity, WGEServices’ financial results may fluctuate due to deviations from normal weather during the winter heating and summer cooling seasons.

     Regulatory Environment

     Washington Gas is regulated by the Public Service Commission of the District of Columbia (PSC of DC), the Public Service Commission of Maryland (PSC of MD) and the State Corporation Commission of Virginia (SCC of VA). Hampshire is regulated by the FERC. These regulatory commissions set the rates in their respective jurisdictions that Washington Gas can charge customers for its rate-regulated services. Changes in these rates as ordered by regulatory commissions affect the Company’s financial performance.

     Washington Gas expects that regulatory commissions will continue to set the prices and terms for delivery service that give it an opportunity to earn a just and reasonable rate of return on the capital invested in its distribution system and to recover reasonable operating expenses.

     Gas Supply and Storage Capacity

     Washington Gas is responsible for acquiring both sufficient natural gas supplies and resource capacity to meet customer requirements. As such, Washington Gas must contract for reliable and adequate delivery capacity to its distribution system, while considering the dynamics of the interstate pipeline capacity market, on-system peaking facilities, as well as the characteristics of its customer base.

     Local distribution companies, such as Washington Gas, along with other participants in the energy industry have raised concerns regarding the gradual depletion in the availability of interstate pipeline capacity. Depleting pipeline capacity is a business issue that must be managed by Washington Gas, whose customer base has grown at an annual

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

rate of two to three percent. This rate of growth is expected to continue. To date, Washington Gas has entered into an agreement with an interstate pipeline company that will construct additional capacity for firm transportation and storage services to Washington Gas. This pipeline construction project is expected to be completed and in service by the 2004-2005 winter season. Washington Gas will continue to monitor other opportunities to acquire or participate in obtaining additional pipeline capacity that will improve or maintain the high level of service expected by its customer base.

     Washington Gas believes the combination of the natural gas supply it can purchase under short-term contracts, its peaking supplies and the capacity held under contract on the interstate pipelines is sufficient to satisfy the needs of existing customers and allow for growth in future years.

     Competitive Environment

     Competition with Other Energy Products. The regulated utility faces competition based on customers’ preferences for natural gas compared to other energy products and the comparative prices of those products. The most significant product competition occurs between natural gas and electricity in the residential market. The residential market generates a significant portion of the regulated utility’s net income. In its service territory, Washington Gas continues to attract the majority of the new residential construction market. The Company believes that consumers’ continuing preference for natural gas allows Washington Gas to maintain a strong market presence.

     In the interruptible market, the regulated utility’s customers must be capable of using a fuel other than natural gas when demand peaks for the regulated utility’s firm customers. In the interruptible market, fuel oil is the most prevalent energy alternative to natural gas. The regulated utility’s success in this market depends largely on the relationship between gas and oil prices. Since the supply of natural gas primarily is derived from domestic sources, the relationship between supply and demand generally has the greatest impact on natural gas prices. Since a large portion of oil comes from foreign sources, political events can have significant influences on oil supplies and, accordingly, oil prices. The anticipated introduction of non-domestic supplies of liquefied natural gas into the United States natural gas market may impact the supply levels and have an impact on natural gas prices.

     Deregulation and Unbundling. In each of the jurisdictions served by the Company’s regulated utility, regulators and utilities have implemented customer choice programs. These programs provide customers with an opportunity to choose to purchase their natural gas and/or electric commodity from third-party marketers, rather than purchasing these commodities as part of a bundled service from the local utility. When customers choose to purchase their natural gas commodity from third-party marketers on an unbundled basis, there is no impact on the regulated utility’s net revenues or net income since Washington Gas passes the cost of gas to customers without any mark-up. However, these customer choice programs provide unregulated third-party marketers, such as the Company’s unregulated subsidiary, WGEServices, with opportunities to profit from the sale of the natural gas commodity or electricity in competitive markets. It also enables customers to have competitive choices from which to buy natural gas and electricity. Successfully participating in this evolving marketplace also poses new risks and challenges that must continue to be addressed in the Company’s current and future strategies.

     Currently, the regulated utility includes the cost of the natural gas commodity and interstate pipeline services in the purchased gas costs that it includes in firm customers’ rates, subject to regulatory review. The regulated utility’s jurisdictional tariffs contain gas cost mechanisms that allow it to recover the invoice cost of gas, including both the commodity cost of gas and the interstate pipeline services, applicable to firm customers. If Washington Gas were to determine that competition or changing regulation stemming from future unbundling or other initiatives would preclude it from recovering these costs in rates, these costs would be charged to expense without any corresponding revenue recovery. If this situation were to occur, and depending upon the timing of the occurrence, the effect on Washington Gas’ financial position and results of operations would likely be significant. In the event that a regulatory body disallows the recovery of such costs, these costs would be borne by shareholders.

     To minimize this risk, Washington Gas has mechanisms in its customer choice programs that enable it to assign to participating third-party marketers 100 percent of the storage and peak winter capacity resources that were dedicated to serving bundled service customers when those customers elected a third-party marketer. Additionally, Washington Gas currently has mechanisms filed or approved with each of its local commissions to assign up to 100 percent of transportation capacity resources contracted for use during the 2003-2004 heating season. Washington Gas generally is renewing pipeline transportation and storage capacity contracts to meet its forecasts of increased customer gas requirements and to comply with regulatory mechanisms to provide for or make available such resources to marketers serving customers in the customer choice programs.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Unregulated Retail Energy-Marketing

     The Company’s unregulated subsidiary, WGEServices, competes with other third-party marketers to sell the unregulated natural gas commodity to customers. Marketers of the natural gas commodity compete largely on price, and gross margins are relatively small. WGEServices also competes with other third-party marketers to sell electric supply services to customers. As with natural gas, marketers of electric supply service compete largely on price, and gross margins are relatively small. WGEServices is exposed to market risks associated with its gas supply, as well as credit risks associated with both its gas and electric suppliers. See “Market Risk” included herein for a further discussion of this risk exposure and WGEServices’ management of them.

     Environmental Matters

     The Company and its subsidiaries are subject to federal, state and local laws and regulations related to environmental matters. These evolving laws and regulations may require expenditures over a long timeframe to control environmental impacts. Washington Gas believes, at this time, that appropriate remediation is being undertaken at all the relevant sites. Based on existing knowledge, Washington Gas does not expect that the ultimate effect of these matters will have a material adverse effect on its capital expenditures, its earnings or its competitive position. Refer to Note 14 of the Notes to Consolidated Financial Statements for a further discussion of these matters.

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

     From time to time, the Company performs studies and, in some cases, holds discussions regarding utility and energy-related investments and transactions with other companies. The ultimate effect on the Company of any such investments and transactions that may occur cannot be determined at this time.

     Economic Conditions and Interest Rates

     The Company and its subsidiaries operate in one of the fastest growing regions in the nation. The continued prosperity of this region, supported by a relatively low interest-rate environment for new housing, has allowed the Company’s regulated utility to expand its regulated delivery service customer base at a rate of growth well over twice the national industry average during the past five years. In addition, this economy has provided a robust market for the Company’s subsidiaries to market natural gas, electricity and other energy-related products and services. A downturn in the economy of the region in which the Company operates, or a significant increase in interest rates, which cannot be predicted with accuracy, might adversely affect the Company’s ability to grow its regulated utility customer base and other businesses at the same rate they have grown in the past.

     The Company has been operating in a relatively low interest-rate environment in the recent past as it relates to short- and long-term debt financings. A rise in interest rates without the recognition of the higher cost of debt in the rates charged by the regulated utility to its customers would adversely affect future earnings.

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

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Labor Contracts

     The Company has five labor contracts with three labor unions. The contract with the International Brotherhood of Teamsters Local 96 is a four-year contract that was ratified in June 2000 and applies to approximately 700 members. This contract expires on May 31, 2004. The contract with the Office and Professional Employees International Union (OPEIU), Local 2, is a three-year contract that began on April 1, 2003, and it applies to approximately 340 members. During fiscal year 2003, Washington Gas ratified new labor contracts with OPEIU, Local 2, and another smaller union, International Brotherhood of Teamsters, Local 96-Shenandoah Gas that covers approximately 20 employees.

     Potential Changes in Accounting Practices

     The Company cannot predict the effect of potential future changes in accounting regulations or practices in general on its operating results and financial condition. New accounting standards could be issued by the Financial Accounting Standards Board (FASB) or the Securities and Exchange Commission (SEC) that could change the way the Company records and recognizes revenues, expenses, assets and liabilities. These changes in accounting standards could adversely affect the Company’s reported earnings or increase its liabilities.

     Critical Accounting Policies

     Preparation of financial statements and related disclosures in compliance with generally accepted accounting principles (GAAP) requires the selection and the application of appropriate technical accounting rules to the relevant facts and circumstances of the Company’s operations, as well as the use of estimates by management to compile the consolidated financial statements. The application of these accounting policies involves judgment regarding estimates and projected outcomes of future events, including the likelihood of success of particular regulatory initiatives, the likelihood of actualizing environmental estimates, and the probability of recovering costs and investments in both the regulated utility and non-utility operations.

     The Company has identified four critical accounting policies discussed below that require management’s judgment and estimation, where such estimates have a material effect on the consolidated financial statements.

     Accounting for Utility Revenue and Cost of Gas Recognition. For regulated deliveries of natural gas, Washington Gas reads meters and bills customers on a cycle basis. It accrues revenues for gas that has been delivered but not yet billed at the end of an accounting period. Such revenues are recognized as unbilled revenues that are adjusted in subsequent periods when actual meter readings are taken.

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

     Washington Gas accounts for its regulated activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, which results in differences in the application of GAAP between regulated and non-regulated businesses. SFAS No. 71 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in unregulated businesses. In certain circumstances, SFAS No. 71 allows entities whose rates are determined by third- party regulators to defer costs as “regulatory” assets on the balance sheet to the extent that the entity expects to recover these costs in future rates. Future regulatory changes or changes in the competitive environment could result in the Company and Washington Gas discontinuing the application of SFAS No. 71 for some of its businesses and

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery or refund. In effect, the Company’s regulated utility could be required to write off certain regulatory assets that had been deferred on the Consolidated Balance Sheets in prior periods, and charge these costs to expense at the time it determines that the provisions of SFAS No. 71 no longer apply. If WGL Holdings or Washington Gas were required to discontinue the application of SFAS No. 71 for any of its operations, it would record an extraordinary non-cash charge to income for the net book value of its regulatory assets and liabilities. Other adjustments might also be required.

     Management believes that currently available facts support the continued application of SFAS No. 71 for the Company’s regulatory activities, and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

     Accounting for Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, the Company recognizes deferred income taxes for all temporary differences between the financial statement and tax basis of assets and liabilities at currently enacted income tax rates.

     SFAS No. 109 also requires recognition of the additional deferred income tax assets and liabilities for temporary differences where regulators prohibit deferred income tax treatment for ratemaking purposes of the regulated utility. Regulatory assets or liabilities corresponding to such additional deferred tax assets or liabilities may be recorded to the extent the Company believes they will be recoverable from or payable to customers through the ratemaking process. Amounts applicable to income taxes due from and due to customers primarily represent differences between the book and tax basis of net utility plant in service. Any significant differences between management’s estimates and actual tax amounts could have a material impact on the Company’s operating results and financial condition.

     Accounting for Contingencies. The Company recognizes contingent liabilities utilizing SFAS No. 5, Accounting for Contingencies. By their nature, the amount of the contingency and the timing of a contingent event are subject to management’s judgment of such events and management’s estimates of the amounts. The Company currently is involved in a regulatory contingency with respect to a pending rate case. Under the regulations of the SCC of VA, Washington Gas placed a proposed general revenue increase into effect on November 12, 2002, subject to refund pending the SCC of VA’s final decision on a rate case proceeding. Revenues recorded in fiscal year 2003 related to the Virginia rate increase are subject to refund pending a final rate order by the SCC of VA. Washington Gas’ financial results for fiscal year 2003 reflect the proposed revenue increase, along with a provision for a rate refund to customers based on the difference between the amount Washington Gas has collected in rates subject to refund and the estimated amount Washington Gas expects to recover based on a final rate order of the SCC of VA. To the extent a final order by the SCC of VA differs from Washington Gas’ estimate, Washington Gas will adjust its provision for rate refund to customers to reflect the impact of the final order. Actual results related to this regulatory contingency are difficult to predict and could differ significantly from the estimates included in reported earnings.

RESULTS OF OPERATIONS

     Summary Results

     WGL Holdings reported net income of $112.3 million, or $2.30 per share, for the fiscal year ended September 30, 2003, as compared to net income of $39.1 million, or $0.80 per share, and $82.4 million, or $1.75 per share, for fiscal years ended September 30, 2002 and 2001, respectively. The Company earned a return of 14.2 percent, 5.0 percent and 11.0 percent, respectively, on average common equity during these three fiscal years.

     Net income for fiscal year 2003 more than doubled the Company’s net income for the prior year. The Company’s core regulated utility operations drove most of the Company’s significant earnings improvement for fiscal year 2003, reflecting 38 percent colder weather as compared to fiscal year 2002, as well as customer growth and the favorable impact of new retail rates and a new rate design in the District of Columbia. The Company’s non-utility operations also contributed to the favorable earnings comparison for fiscal year 2003, primarily due to after-tax charges included in the prior fiscal year totaling $18.0 million, or $0.37 per share, associated with the Company’s former co-investment in a residential HVAC business and a consumer finance business that is no longer making new loans. Additionally, fiscal year 2003 included after-tax gains of $2.5 million, or $0.05 per share, from the sale of the Company’s Washington D.C. headquarters property, and $0.9 million, or $0.02 per share, from the sale of its interest in a land development venture. Fiscal year 2003 also included an adjustment to income taxes that added $2.7 million to income, or $0.06 per share, coupled with a reduction to income taxes of $2.1 million, or $0.04 per share, due to the realization of tax benefits of capital loss carryforwards.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Net income for fiscal year 2002 fell $43.3 million, or $0.95 per share, from fiscal year 2001. The decrease in net income primarily reflects 23 percent warmer weather in fiscal year 2002 compared to 2001, as well as after-tax charges related to the Company’s former investment in a residential HVAC business and a consumer finance business that is no longer making new loans. Fiscal year 2002 also included a loss of $1.7 million, or $0.04 per share, associated with a transaction with a bankrupt energy trader.

     The following table summarizes the Company’s net income (loss) by operating segment for fiscal years ended September 30, 2003, 2002 and 2001.

Net Income (Loss) by Operating Segment

	Year Ended September 30,

(In thousands)	2003	2002	2001

Regulated utility (a)	$109,036	$51,721	$85,851
Non-utility operations:
Retail energy-marketing	3,745	4,967	(1,550)
HVAC:
Commercial operations	(1,184)	3,984	4,960
Residential – operating loss	—	(3,510)	(2,195)
Residential- impairment	—	(9,431)	(3,900)

Total major non-utility	2,561	(3,990)	(2,685)

Other, principally non-utility activities	745	(8,610)	(721)

Total non-utility	3,306	(12,600)	(3,406)

Net Income	$112,342	$39,121	$82,445

(a) Regulated utility results include $4.0 million of expenses shown in Note 17 of the Notes to Consolidated Financial Statements under the caption “Eliminations/Other” for fiscal year 2001 in order to conform to the current year presentation.

     Regulated Utility Operating Results

     The Company’s utility operations are weather sensitive with a significant portion of its revenue coming from deliveries of natural gas to residential and small commercial heating customers. For the fiscal year ended September 30, 2003, the regulated utility segment reported net income of $109.0 million, or $2.24 per share, representing an increase of $57.3 million, or $1.18 per share over fiscal year 2002. This significant increase primarily reflects a 32 percent increase in total gas deliveries to firm customers that grew to nearly 1.4 billion therms during fiscal year 2003 due to colder weather, as well as an increase of over 20,600 active customer meters during the current fiscal year. Weather, when measured by an industry standard called heating degree days, was 38 percent colder than fiscal year 2002. Weather was 19.8 percent colder than normal for the current fiscal year, as compared to 13.4 percent warmer than normal for the prior fiscal year. The colder-than-normal weather for fiscal year 2003 contributed an estimated $0.51 per share to current year earnings.

     The improvement in current year earnings was also attributable to new retail rates put into effect in Maryland on September 30, 2002, and in Virginia on November 12, 2002, as well as the impact of a new rate design in the District of Columbia that enables a greater recovery of fixed charges in the summer months of the year. As discussed earlier, revenues recorded in fiscal year 2003 related to the Virginia rate increase are subject to refund pending a final rate order by the SCC of VA.

     Increased earnings for the utility segment also reflect an adjustment to income taxes during fiscal year 2003 that improved net income by $2.7 million, or $0.06 per share, coupled with the sale in the second quarter of fiscal year 2003 of the headquarters property that resulted in an after-tax gain of $2.5 million, or $0.05 per share. This gain reflects management’s estimate for potential refunds to customers based on the outcome of regulatory decisions related to this gain. Tempering these earnings improvements were higher labor and benefit costs, higher depreciation expense levels and increased expenses associated with uncollectible accounts. Additionally, the 2002 fiscal year included an after-tax loss of $1.7 million, or $0.04 per share, associated with a transaction with a bankrupt energy trader.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     In fiscal year 2002, weather was 23.4 percent warmer than fiscal year 2001, and 13.4 percent warmer than normal as compared to 13.1 percent colder than normal for fiscal year 2001. The warmer-than-normal weather reduced earnings by an estimated $27.7 million, or $0.57 per share, before considering an $8.7 million, or $0.18 per share, improvement derived from a weather insurance policy. Accordingly, the net impact of weather on earnings per share was a reduction of $0.39 per share. There were no weather insurance proceeds recorded in fiscal year 2003. Since 2001, the Company has been managing its weather-related business risk through an insurance policy that reimburses the Company for a portion of the effect of deviations of weather from normal levels when the effect of weather is warmer than normal. Refer to the “Market Risk” section of Management’s Discussion for a further description of this insurance policy, and Note 1 of the Notes to Consolidated Financial Statements for a discussion of the related accounting treatment.

     Further discussion of the operating results of the regulated utility is included herein in the Management’s Discussion for Washington Gas.

     Non-Utility Operating Results

     The Company’s non-utility operations are comprised of two business segments: 1) retail energy-marketing and 2) commercial HVAC. Certain of the Company’s transactions are not significant enough to report as stand-alone business segments, and therefore are aggregated as “Other Non-Utility Activities” which are included as part of non-utility operations for purposes of segment reporting (refer to Note 17 of the Notes to Consolidated Financial Statements).

     Total net income for the Company’s non-utility operations for fiscal year 2003 was $3.3 million, or $0.06 per share, as compared to a net loss of $12.6 million, or $0.26 per share, for fiscal year 2002. This significant improvement of $15.9 million, or $0.32 per share, is primarily attributable to after-tax charges totaling $18.0 million, or $0.37 per share, that were recorded in fiscal year 2002 for which there were not similar charges recorded in fiscal year 2003. These charges included a $3.5 million, or $0.07 per share, after-tax operating loss and a $9.4 million, or $0.19 per share, after-tax impairment provision associated with the Company’s former 50-percent equity investment in Primary Investors, a residential HVAC business. There was no effect on fiscal year 2003 net income from this venture. Additional charges included in fiscal year 2002 included a $5.1 million, or $0.11 per share, after-tax loan loss provision associated with a consumer finance business. This business has stopped issuing new loans, and is expected to fully amortize its loan portfolio in 2005.

     Also contributing to the improved non-utility operating results were reduced income taxes in the third quarter of fiscal year 2003 of $2.1 million, or $0.04 per share, resulting from the realization of tax benefits of capital loss carryforwards, as well as an after-tax gain of $926,000, or $0.02 per share, resulting from the Company’s sale in the first quarter of fiscal year 2003 of its interest in a land development venture. Partially offsetting the favorable year-over-year comparisons were lower operating results of the Company’s retail energy-marketing and commercial HVAC businesses that together declined $6.4 million, or $0.13 per share, from fiscal year 2002.

     Non-utility operations reported a net loss of $12.6 million for fiscal year ended September 30, 2002, as compared to a loss of $3.4 million for fiscal year 2001. The increased net loss was attributable to after-tax charges recorded in fiscal year 2002 totaling $18.0 million for losses associated with the residential HVAC and consumer finance businesses, as compared to similar losses recorded in fiscal year 2001 totaling $6.1 million related to the residential HVAC business. Partially offsetting the increased loss in fiscal year 2002 compared to fiscal year 2001 were improved operating results of the Company’s retail energy-marketing and commercial HVAC businesses that together improved $5.5 million over fiscal year 2001.

     The following table depicts the composition of the changes in revenues for the non-utility business segments.

Composition of Non-Utility Revenue Changes
	Increase/(Decrease) over
	Prior Year

(In millions)	2003	2002

Retail energy-marketing	$130.4	$176.6
Commercial HVAC	$(26.4)	$(8.4)

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Retail Energy-Marketing. The Company’s retail energy-marketing subsidiary, WGEServices, was established in 1997, and sells natural gas on an unregulated, competitive basis directly to residential, commercial and industrial customers. In fiscal year 2001, it began selling electricity on an unregulated basis.

     Revenues for this segment have grown over the past three years. Retail energy-marketing revenues were $726.2 million, $595.9 million, and $419.2 million for fiscal years 2003, 2002 and 2001, respectively. The retail energy-marketing segment had 153,400, 155,000 and 125,000 natural gas customers at September 30, 2003, 2002 and 2001, respectively. Electricity was provided to 76,000 customers at September 30, 2003, compared to 66,000 and 44,000 customers at September 30, 2002 and 2001, respectively. WGEServices has also experienced a steady increase in the volume of gas sold, with 71.1 billion cubic feet (bcf) sold in fiscal year 2003, compared to 61.0 bcf and 52.7 bcf sold in fiscal years 2002 and 2001, respectively. In addition to gas sales, WGEServices sold 7.5 billion kilowatt hours (kwh) of electricity in fiscal year 2003, compared to 6.5 billion kwh and 1.9 billion kwh in fiscal years 2002 and 2001, respectively.

     Net income for the retail energy-marketing segment was $3.7 million, or $0.08 per share, for fiscal year 2003, down $1.2 million from fiscal year 2002. The decline in fiscal year 2003 was largely caused by a rapid rise in natural gas prices that occurred in late February and early March of the current fiscal year that were more extreme than the planning parameters prescribed in the Company’s risk management policy. Consequently, the colder-than-normal weather experienced in 2003 resulted in the need to make additional purchases of natural gas in the spot market at a cost above its retail selling price to meet its commitments to customers, thereby reducing gross margins. Gross margins from electricity sales increased due to a 16 percent increase in volumes sold and a 29 percent higher gross margin per kilowatt-hour. Electricity is purchased under a full requirements contract from a wholesale energy marketer, Mirant Americas Energy Marketing L.P. (MAEM), which is an indirect wholly owned subsidiary of Mirant Corporation (Mirant). On July 14, 2003, Mirant and substantially all of its subsidiaries filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. MAEM, the sole provider of electricity under the full requirements contract mentioned above, was included in these bankruptcy filings. Since the bankruptcy filing, MAEM has continued to honor its supply obligations to WGEServices. Future performance by MAEM may be subject to further developments in the bankruptcy proceedings. Refer to the “Market Risk” section of Management’s Discussion for further discussion of MAEM.

     Fiscal year 2003 earnings for WGEServices were negatively affected by $737,000, after income tax benefits, of higher administrative fees that were assessed by the PSC of MD and the PSC of DC. The assessment by the PSC of DC constituted a new annual charge for energy-marketing businesses.

     Net income for the retail energy-marketing segment was $5.0 million for fiscal year 2002, as compared to a net loss of $1.6 million for fiscal year 2001. Fiscal year 2002 net income reflects increased gross margins from natural gas sales stemming from a 16 percent increase in therms sold to a larger natural gas customer base, as well as an increase in natural gas gross margins per therm as gas costs decreased from 2001 levels. Gross margins from the sale of electricity also increased in fiscal year 2002 due to larger volumes sold and a slight improvement in gross margins per kwh. The net loss experienced in 2001 by WGEServices was due mainly to acquisition costs associated with entering the electricity market and obtaining new electricity customers.

     HVAC – Commercial Operations. Two subsidiaries, ACI and WGESystems, offer large-scale HVAC installations and related services to commercial and government customers. These subsidiaries comprise the Company’s commercial HVAC segment. Until October 15, 2002, WGL Holdings held a 50-percent equity investment in Primary Investors that focused on residential HVAC activities. On that date, pursuant to a restructuring agreement between the Company and the other 50-percent investor, the Company no longer held an equity investment in Primary Investors.

     Revenues for the commercial HVAC segment were $35.5 million for fiscal year 2003, a decline of $26.4 million from fiscal year 2002. This decline reflects the reduction in work performed on behalf of one major customer, as well as an overall decrease in business activity. In fiscal year 2003 and 2002, the Company generated revenues of 44.6 percent and 78.9 percent, respectively, from one customer, the Federal Government. For fiscal year 2003, this segment incurred a net loss of $1.2 million, or $0.03 per share, as compared to net income of $4.0 million, or $0.08 per share, in fiscal year 2002. This decrease is due primarily to reduced business activity and lower gross margins.

     Commercial HVAC revenues were $61.9 million for fiscal year 2002, a decline of $8.4 million from fiscal year 2001 as a result of a decrease in the number of commercial design and build projects derived from one major customer,

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

a local government. Additionally, fiscal year 2002 net income decreased $1.0 million from 2001 reflecting the completion of work for one major customer, and an increase in bad debt expense.

     Other Non-Utility Activities. As previously discussed, some of the Company’s transactions are not significant enough on a stand-alone basis to warrant treatment as a business segment. For purposes of segment reporting, these transactions are aggregated as “Other Non-Utility Activities” and included as part of non-utility operations (see Note 17 of the Notes to Consolidated Financial Statements).

     Results for other non-utility activities of the Company for fiscal year 2003 improved $9.4 million, or $0.19 per share, over the prior fiscal year. The year-over-year improvement is the result of a $5.1 million, or $0.11 per share, loan loss provision recorded in fiscal year 2002 associated with a consumer finance business that has stopped accepting new loans. Favorably affecting fiscal year 2003 was also a $2.1 million, or $0.04 per share, realization of tax benefits of capital loss carryforwards, as well as an after-tax gain of $926,000, or $0.02 per share, from the Company’s sale of its interest in a land development venture in fiscal year 2003.

     Operating results from other non-utility activities for fiscal year 2002 declined $7.9 million from fiscal year 2001 due to the $5.1 million consumer finance loan loss provision recorded in fiscal year 2002, as well as a $1.5 million charge for consolidated tax savings that was allocated to other segments but which had no effect on the Company’s Consolidated Statements of Income. Lower operating results for fiscal year 2002 were also attributable to increased corporate insurance and other miscellaneous expenses of WGL Holdings.

     Other Income (Expenses) – Net

     Other income (expenses) - net improved by $0.5 million for fiscal year 2003 as compared to the prior year. This improvement was the result of after-tax gains of $2.5 million and $0.9 million related to sales during fiscal year 2003 of the headquarters property and interest in a land development venture, respectively. The favorable comparison over the prior year was also attributable to the inclusion in fiscal year 2002 of $3.9 million of after-tax expenses related to uncollectible accounts, as well as an after-tax loss of $1.7 million associated with a transaction with a bankrupt energy trader. Substantially all of these improvements were offset by $8.7 million of after-tax benefits recorded in fiscal year 2002 for the proceeds from a weather insurance policy. There were no weather insurance proceeds recorded in fiscal year 2003.

     Other income (expense) - net improved by $6.6 million for the fiscal year ended September 30, 2002 over the year ended September 30, 2001. This improvement was due primarily to $8.7 million of after-tax benefits recorded in fiscal year 2002 for the proceeds from a weather insurance policy, offset by a $1.7 million after-tax charge related to a bankrupt energy trader.

     Interest Expense

     WGL Holdings’ and subsidiaries’ interest expense of $46.4 million for the year ended September 30, 2003 increased $504,000 over fiscal year 2002, and decreased $4.1 million in fiscal year 2002 from 2001. The following table shows the components of the changes in interest expense between years.

Composition of Interest Expense Changes

	Increase/(Decrease) from Prior Year

(In millions)	2003	2002

Long-term debt	$0.7	$1.8
Short-term debt	(0.7)	(6.3)
Other (Includes AFUDC*)	0.5	0.4

Total	$0.5	$(4.1)

*Represents Allowance for Funds Used During Construction.

     The increase in interest expense on long-term debt for both fiscal years 2003 and 2002 reflects an increase in the average balance of long-term debt outstanding, partially offset by a decrease in the weighted average cost of these borrowings. The weighted average cost of long-term debt was 6.6 percent, 6.7 percent and 6.8 percent at September 30, 2003, 2002 and 2001, respectively. Reduced interest costs

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

related to short-term borrowings for both fiscal years 2003 and 2002 reflects a decrease in the average balance outstanding, combined with a decrease in the weighted average cost of short-term debt.

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

     Significant swings can take place in the level of short-term debt needed by the Company due primarily to changes in the price of natural gas and the effect of weather on the volumes of natural gas and electricity that need to be purchased to satisfy customer demand. Satisfactory backup financing to the Company’s commercial paper program in the form of revolving credit agreements enables the Company to maintain access to short-term debt markets. The ability of the Company to obtain such financing depends on its credit ratings, which are greatly affected by financial performance and the liquidity of financial markets. Also potentially affecting access to short-term debt capital is the nature of any restrictions that might be placed upon the Company such as ratings triggers or a requirement to provide creditors with additional credit support in the event of a determination of insufficient creditworthiness.

     The ability to procure sufficient levels of long-term capital at reasonable costs is determined by the level of the Company’s capital expenditure requirements, its financial performance, and the effect of these factors on its credit ratings and investment alternatives available to investors. Contract provisions related to a change in the Company’s creditworthiness might restrict the Company’s access to short- and long-term capital.

     The Company has a goal to maintain its common equity ratio in the mid-50 percent range of total consolidated capital. In addition, the Company typically reduces short-term debt balances in the spring because a significant portion of the Company’s current assets is converted into cash at the end of the winter heating season. Accomplishing these objectives and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for the Company and Washington Gas, and to allow access to capital at relatively low costs. As of September 30, 2003, total consolidated capitalization, including current maturities of long-term debt, comprised 54.7 percent common equity, 1.9 percent preferred stock and 43.4 percent long-term debt. The cash flow requirements of the Company and the ability to provide satisfactory resources to satisfy those requirements are primarily influenced by the activities of Washington Gas and to a lesser extent the non-utility operations.

     The Company believes it has sufficient liquidity to satisfy its financial obligations. At September 30, 2003, the Company did not have any restrictions on its cash balances that would impact the payment of common or preferred stock dividends by WGL Holdings or its subsidiaries.

     Short-Term Cash Requirements and Related Financing

     The regulated utility’s business is weather-sensitive and seasonal, causing short-term cash requirements to vary significantly during the year. Over 75 percent of the total therms delivered in the regulated utility’s service area (excluding deliveries to two electric generation facilities) occur during the first and second fiscal quarters. Cash requirements peak in the fall and winter months when accounts receivable, accrued utility revenues and storage gas inventories are at their highest levels. After the winter heating season, many of these assets are converted into cash, which the Company generally uses to reduce and sometimes eliminate short-term debt and acquire storage gas for the next heating season.

     The Company’s retail energy-marketing subsidiary, WGEServices, has seasonal short-term cash requirements resulting from purchasing gas in periods that are not matched with the sale of this commodity. In addition, WGEServices must finance its accounts receivable for the gas and electricity that it sells, and the accounts receivable balances are seasonal.

     Both the regulated utility and the retail energy-marketing segment maintain storage gas inventory. Storage gas inventories represent gas purchased from producers and are stored in facilities primarily owned by interstate pipelines. The regulated utility and retail energy-marketing subsidiary generally pay for storage gas between heating seasons and withdraw it during the heating season. Significant variations in storage gas balances are usually caused by the

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

price paid to producers and marketers, which is a function of short-term market fluctuations in gas costs. For the regulated utility, such costs become a component of the cost of gas recovered from customers when volumes are withdrawn from storage. In addition, the regulated utility is able to specifically recover its pre-tax cost of capital related to the varying level of the storage gas inventory balance in each of the three jurisdictions in which it operates. This carrying cost is recovered from customers as a component of gas costs.

     Variations in the timing of collections of gas costs under the regulated utility’s gas cost recovery mechanisms and the level of refunds from pipeline companies that will be returned to customers can significantly affect short-term cash requirements. At September 30, 2003, the regulated utility had a $3.8 million net under-collection of gas costs, compared to a $793,000 net under-collection at September 30, 2002. Washington Gas reflects the amounts under-collected and over-collected in the captions “Gas costs due from customers” and “Gas costs due to customers,” respectively, in the Balance Sheets. The increase over the prior year was primarily due to the significant increase in the cost of gas that the regulated utility was unable to pass on to its customers on a timely basis in fiscal year 2003. Most of the current balance will be collected from, or returned to customers, in fiscal year 2004. At September 30, 2003 and 2002, refunds received from pipelines and to be returned to the regulated utility’s customers were not material.

     The Company and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal requirements. The Company’s policy is to maintain bank credit facilities in an amount equal to or greater than its expected maximum short-term debt position. As of September 30, 2003, Washington Gas and WGL Holdings each had revolving credit agreements with a group of banks of $175 million and $130 million, respectively, in support of their short-term debt requirements. Washington Gas and WGL Holdings pay facility fees of 11 basis points and 13 basis points, respectively, for the revolving credit agreements that will expire on April 30, 2004.

     At September 30, 2003, the Company had outstanding notes payable of $166.7 million, compared to $90.9 million outstanding at September 30, 2002. The increase in notes payable from the prior year is primarily due to an increase in the Company’s working capital requirements. At September 30, 2003, current maturities of long-term debt were $12.2 million compared to $42.4 million at September 30, 2002.

     Long-Term Cash Requirements and Related Financing

     The Company’s long-term cash requirements primarily depend upon the level of capital expenditures, long-term debt maturity requirements and decisions to refinance long-term debt. The Company devotes the majority of its capital expenditures to adding new regulated utility customers in its existing service area. At September 30, 2003, Washington Gas was authorized to issue up to $250.0 million of long-term debt under a shelf registration that was declared effective by the SEC on April 24, 2003. On May 20, 2003, Washington Gas executed a Distribution Agreement with certain financial institutions for the issuance and sale of debt securities included in the shelf registration statement.

     The Company utilizes derivative instruments from time to time in order to minimize its exposure to interest-rate risk associated with its debt financing costs. On June 4, 2003, Washington Gas entered into two forward-starting swaps with an aggregate notional principal of $62 million to mitigate a substantial portion of interest-rate risk associated with debt transactions planned during fiscal year 2004, as discussed below. These swaps were designated as cash flow hedges and, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, are carried at fair value. At September 30, 2003, the estimated fair value gain related to these swaps totaled $2.8 million. These swaps are scheduled to terminate concurrently with the execution of the debt transactions planned for fiscal year 2004. Refer to Notes 6 and 7 of the Notes to Consolidated Financial Statements for further discussion of the accounting for these transactions.

     In November 2003, Washington Gas paid $37.2 million plus accrued interest to redeem $36.0 million of 6.95 percent Medium-Term Notes (MTNs) that were due in 2024, and replaced this debt with $37.0 million of newly-issued, 4.88 percent MTNs due in 2013. Concurrent with the new debt issuance, Washington Gas terminated $37.0 million of the total $62.0 million aggregate notional principal of the forward-starting swaps that it had entered into in June 2003, as discussed above. Washington Gas received $2.6 million associated with the settlement of this hedge agreement, which was recorded as a reduction to unamortized debt issuance costs and is being amortized over the life of the newly-issued MTNs. The effective cost of the new debt, after considering the gain from the forward-starting swap, was 4.11 percent.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Security Ratings

     The table below reflects credit ratings for outstanding debt instruments of WGL Holdings and Washington Gas at September 30, 2003. If the Company and/or the regulated utility were to experience a change in its debt ratings, the cost of its future short-term and long-term debt issues would likely change. Furthermore, a ratings change could result in a change in facility fees paid to banks.

Credit Ratings for Outstanding Debt Instruments

	WGL Holdings		Washington Gas

Unsecured
	Medium-Term Notes	Commercial	Unsecured	Commercial
Rating Service	(Indicative)*	Paper	Medium-Term Notes	Paper

Fitch, Inc.	A+	F1	AA-	F1+
Moody’s Investors Service	**	P-2	A2	P-1
Standard & Poor’s Corporation	AA-	A-1 +	AA-	A-1+

* Indicates the ratings that may be applicable if WGL Holdings were to issue unsecured medium-term notes.
** Unpublished.

     Ratings Triggers and Certain Debt Covenants

     In the event the long-term debt of Washington Gas is downgraded below certain levels, WGL Holdings and Washington Gas would be required to pay higher facility fees on their revolving credit agreements. Also under the revolving credit agreements, the ratio of consolidated indebtedness to consolidated total capitalization can not exceed 0.65 to 1.0 (65.0 percent), and the ratio of earnings before interest and taxes to interest expense can not fall below 2.25 to 1 (2.25 times). Under the terms of the revolving credit agreements, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. The failure to inform the lenders’ agent of changes in these areas deemed material in nature might constitute default under the agreement. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable.

     In connection with certain gas purchase and pipeline capacity agreements, in the event the long-term debt of Washington Gas is downgraded below BBB by Standard & Poor’s or below Baa2 by Moody’s Investors Service, or Washington Gas is deemed by a counterparty not to be creditworthy, the counterparty may withhold service or deliveries, or may require additional credit support.

     Contractual Commitments and Commercial Commitments

     WGL Holdings has certain contractual obligations that extend beyond fiscal year 2003. These commitments include long-term debt, lease obligations and unconditional purchase obligations for pipeline capacity, transportation and storage services and certain natural gas and electricity commodity commitments. The estimated obligations as of September 30, 2003 for various fiscal years are shown below.

Estimated Contractual Obligations and Commercial Commitments (Assumes Normal Weather)

		Years Ended September 30,

(In millions)	Total	2004	2005	2006	2007	2008	Thereafter

Pipeline and storage contracts	$775.9	$118.2	$106.7	$100.3	$104.9	$107.4	$238.4
Medium-term notes	633.1	12.0	60.5	50.0	85.0	45.1	380.5
Electric purchase commitments	164.6	154.9	9.6	0.1	—	—	—
Gas purchase commitments-WGES	236.6	211.2	24.7	0.7	—	—	—
Other long-term debt	16.2	0.2	0.2	0.1	—	—	15.7
Operating leases	47.0	3.2	3.2	3.3	3.3	3.4	30.6

Total	$1,873.4	$499.7	$204.9	$154.5	$193.2	$155.9	$665.2

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     The table above reflects fixed and variable obligations estimated on the basis of normal weather and average customer usage. These estimates reflect the likely purchases under various contracts, and differ from minimum future contractual commitments disclosed in Note 15 of the Notes to Consolidated Financial Statements that reflect the Company’s option to reduce (or “turn back”) its available purchase capacity. Based on current estimates, the Company does not believe it will exercise this turn-back option for fiscal year 2004. The Estimated Contractual Obligations and Commercial Commitments table includes $775.9 million for pipeline and storage contracts that consist of $774.6 million for Washington Gas and $1.3 million for WGEServices. MTNs and other long-term debt of $633.1 million and $16.2 million, respectively, represent the principal liability with long-term debt maturity payments reflected in fiscal years 2004 and beyond. Electric purchase commitments of $164.6 million are WGEServices’ expected expenditures based on forecasted usage of its existing customer base. This commitment is pursuant to an electric purchase contract with a wholesale energy marketer that is contractually tied to a full requirements service with no minimum commitments (see the section entitled “Market Risk” for a further discussion of this contract). Purchases will fluctuate based on customers’ actual usage. WGEServices’ purchase commitments are $236.6 million based on a combination of market prices at September 30, 2003 and fixed price contract commitments for gas delivered to Washington Gas’ city gate stations, including the cost of transportation to that point, which is bundled in the purchase price. Washington Gas had long-term contractual commitments for the purchase of natural gas, all of which expired in fiscal year 2003.

     When a customer selects a third-party marketer to provide supply, Washington Gas generally assigns pipeline and storage capacity to third-party marketers to deliver gas to Washington Gas’ city gate. In order to provide gas commodity to customers who do not select a third-party marketer, Washington Gas has a commodity acquisition plan to acquire the natural gas supply to serve the customer. In connection with this plan, Washington Gas utilizes an Asset Manager to acquire the necessary supply to serve these customers. Washington Gas’ commitment to the Asset Manager is to purchase gas supply through March 31, 2004 at a market price that is tied to various public indices for natural gas. The contract commitment is related to customer demand, there are no minimum bill commitments, and no amount is included in the table above for these contracts.

     Cash Flow from Operating Activities

     In fiscal year 2003, net cash provided by operating activities totaled $143.8 million as compared to $205.3 million in fiscal year 2002. Although net income and non-cash charges and credits included in net income increased by $124.2 million in fiscal year 2003 when compared to the same period of fiscal year 2002, primarily as a result of the increase in net income previously described, this improvement in cash flow was more than offset by other factors. Gas costs due from/to customers, which represents the difference between gas costs paid to suppliers and the amount of such costs collected from customers, provided $59.1 million less cash in the current year. At the end of fiscal year 2001, a significant under-collection of gas costs existed that was recovered during fiscal year 2002. A similar under-collection did not exist at the end of fiscal year 2002, and gas costs paid to suppliers and collected from customers have remained relatively similar during fiscal year 2003. Although volumes also fell in fiscal year 2003, the price of storage gas rose dramatically and, accordingly, the source of cash derived from storage gas declined $102.2 million in fiscal year 2003 compared to the corresponding change in fiscal year 2002. Partially offsetting these uses of cash was a $28.0 million source of cash derived from the change in accounts receivable and accrued utility revenues compared to the prior fiscal year period.

     In fiscal year 2002, net cash provided by operating activities totaled $205.3 million, compared to $80.0 million in fiscal year 2001. The $125.3 million increase in net cash provided by operating activities was primarily the result of the difference between utilizing $60.2 million of cash in fiscal year 2001 for gas costs that were paid to suppliers but unrecovered from customers at September 30, 2001, and subsequently collecting $56.1 million of these unrecovered gas costs in fiscal year 2002. This effect alone contributed $116.2 million of the increase in operating cash flow in fiscal year 2002. A reduction in net cash required to support storage gas balances provided $33.8 million of the change, and increases in accounts payable of $43.9 million also contributed to increased operating cash flow. Major offsets to these amounts were a $43.3 million decline in net income and a $50.0 million reduction in deferred income taxes primarily associated with the change in the balance of unrecovered gas costs due from/to customers.

     Cash Flow from Financing Activities

     Financing activities for the current year reflect an increased use of cash of $9.0 million compared to the same period last year, primarily due to a $130.3 million decline in new long-term debt issued, largely offset by a $119.0 million net increase in notes payable financing primarily to fund the Company’s increased working capital requirements.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Net cash used in financing activities was $17.3 million in fiscal year 2002, compared to net cash provided by financing activities of $38.1 million in fiscal year 2001. This variance was principally attributable to $52.7 million of cash proceeds from the issuance of 2,038,500 shares of common stock in fiscal year 2001, and a $15.8 million greater reduction in notes payable in fiscal year 2002. The decline in notes payable is due to a decrease in the Company’s working capital requirements. The Company derived $16.3 million more from the net effect of long-term debt issuances and retirements in fiscal year 2002 than in fiscal year 2001. Additionally, dividends paid on common stock during fiscal year 2002 increased by $2.7 million over fiscal year 2001.

     The following table reflects the issuances and retirements of long-term debt that occurred during fiscal years 2003, 2002 and 2001 (also refer to Note 6 of the Notes to Consolidated Financial Statements).

Long-Term Debt Activity

(In millions)	2003		2002		2001

	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount

Medium-term notes
Issued	—	$—	5.17 - 6.05%	$107.0	6.64 - 7.31%	$55.0
Retired	6.50 - 7.04%	(40.0)	6.90 - 7.56%	(42.6)	—	—
Project financing
Issued	—	—	5.99 - 7.88%	23.3	7.20 - 8.60%	40.6
Retired (a)	5.99 - 7.88%	(21.3)	7.22 - 7.88%	(9.7)	7.20 - 8.60%	(24.3)
Other activity	—	(0.2)	—	(0.2)	—	(0.1)

Total		$(61.5)		$77.8		$71.2

(a)	Includes the non-cash extinguishment of project debt financing of $19.7 million and $9.7 million for fiscal years 2003 and 2002, respectively.

     Cash Flow from Investing Activities

     Net cash used in investing activities totaled $115.6 million during fiscal year 2003, a decrease of $82.0 million from fiscal year 2002. WGL Holdings’ consolidated capital expenditures were $129.1 million for fiscal year 2003, down $33.3 million from the $162.4 million expended in fiscal year 2002. Furthermore, the reduction in cash usage includes the effects of cash proceeds from the sales of the former headquarters property and an interest in a land development venture during the second quarter of fiscal year 2003 which generated cash proceeds to the Company of $16.0 million and $5.3 million, respectively.

     Net cash used in investing activities increased $67.2 million during fiscal year 2002. Capital expenditures for fiscal year 2002 increased $32.2 million from fiscal year 2001 levels primarily due to investments in new business construction, which included amounts invested to convert customers from other energy sources. Additionally, other investing activities included the financing of certain construction projects on behalf of the Company’s commercial HVAC subsidiary.

     Capital Expenditures

     The following table depicts the Company’s actual capital expenditures for fiscal years 2001, 2002 and 2003, and projected capital expenditures for fiscal years 2004 through 2008. This table excludes the Company’s investment in Primary Investors of $3.9 million in fiscal year 2002 and $1.0 million in fiscal year 2001. The Company’s capital expenditure program includes investments to extend service to new areas and to ensure safe, reliable and improved service. The decrease in capital expenditures in fiscal year 2003 from 2002 was primarily attributable to the fact that 2002 included a greater number of expenditures related to major system improvements necessary for future customer growth than were incurred in 2003. The 2004 to 2008 projected period includes $351.2 million for continued growth to serve new customers and $177.4 million primarily for replacement and betterment projects. The projected period also reflects $99.4 million of other expenditures, primarily general plant. The Company believes that the combination of available internal and external sources of funds will be adequate to fund these capital expenditures.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Capital Expenditures

	Actual			Projected

(In millions)	2001	2002	2003	2004	2005	2006	2007	2008	Total

New business	$79.5	$99.5	$70.2	$76.3	$78.6	$66.9	$66.4	$63.0	$351.2
Replacements	33.6	41.5	27.1	34.4	34.4	35.7	36.0	36.9	177.4
Other	17.1	21.4	31.8	16.8	22.7	19.7	19.8	20.4	99.4

Total	$130.2	$162.4	$129.1	$127.5	$135.7	$122.3	$122.2	$120.3	$628.0

     Sales and Repurchases of Accounts Receivable

     In fiscal year 2002, the Company stopped issuing new loans associated with its consumer financing operations. This operation was limited to servicing existing loans. Accordingly, the cash generated from the consumer financing operation was limited to collection of principal and interest for existing loans that reduced the balances in loan pools that previously were created for sale to commercial banks. Through 2001, the Company augmented its cash flow by selling loan pools totaling $43.1 million. Pursuant to the terms under which these loan pools were sold, the Company repurchased certain of these loans from the commercial banks totaling $3.2 million, $11.3 million and $8.3 million for fiscal years 2003, 2002 and 2001, respectively (refer to Note 15 of the Notes to Consolidated Financial Statements).

     Off-Balance Sheet Arrangements-Financial Guarantees

     WGL Holdings and Washington Gas Resources have guaranteed certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At September 30, 2003, these guarantees totaled $245.4 million, of which $242.4 million were guaranteed by WGL Holdings and $3.0 million were guaranteed by Washington Gas Resources. As of October 31, 2003, the amount of these guarantees increased by $45.9 million to $291.3 million, of which $288.3 million were guaranteed by WGL Holdings. Termination of these guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings may also cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations which had been created under the guarantees prior to the date of the notice of cancellation.

MARKET RISK

     The Company is exposed to various forms of market risk including commodity price risk, weather risk and interest-rate risk. The following discussion describes these risks and the Company’s management of them.

     Price Risk Related to Regulated Utility Operations

     Washington Gas actively manages its gas supply portfolio to balance its sales, delivery and supply obligations. The regulated utility includes the cost of the natural gas commodity and pipeline services in the purchased gas costs that it includes in firm customers’ rates, subject to regulatory review. The regulated utility’s jurisdictional tariffs contain gas cost mechanisms that allow it to recover the invoice cost of gas applicable to firm customers.

     In order to mitigate commodity price risk, Washington Gas obtained regulatory approval in the District of Columbia, Maryland and Virginia to hedge transactions for a limited portion of its sales volumes. Three types of hedge instruments were approved for the Company’s use: (i) forward gas purchases at a fixed price; (ii) purchases of call options that effectively cap the cost of gas and (iii) a combination of call options purchased and put options sold that limits gas price exposure within a narrow band. As of September 30, 2003, the Company had derivative contracts under each approved hedging instrument having a total fair value loss of $3.3 million (refer to Note 7 of the Notes to Consolidated Financial Statements for a discussion of the accounting for these derivative instruments).

     Price Risk Related to Retail Energy-Marketing Operations

     The Company’s retail energy-marketing subsidiary, WGEServices, sells natural gas and electricity to retail customers at both fixed prices and indexed prices. The Company must manage daily and seasonal demand fluctuations for these products. The volume and price risks are evaluated and measured separately for natural gas and electricity.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Natural Gas. WGEServices has market exposure to the extent it does not closely match the amount of natural gas it purchases with the related fixed price sales commitments. If there is a significant deviation of weather from normal that causes purchase commitments to differ significantly from sales levels, the Company may be required to buy or sell natural gas at prices that negatively impact gross margins. WGEServices manages much of this risk by attempting to closely match the timing of its purchases with its sales commitments to customers. Approximately 60 percent of WGEServices’ annual natural gas sales volumes are subject to variations in demand caused by fluctuations in weather. Purchases of natural gas to fulfill sales commitments are made under fixed-volume contracts that assume normal weather. WGEServices uses storage gas inventory and peaking services offered to marketers by the regulated utility to balance its volumetric requirements. WGEServices also manages this risk through the purchase of call and put options. At September 30, 2003, WGEServices had open call and put options valued at $162,000 and $26,000, respectively, and recorded net gains of $271,000 during fiscal year 2003 related to these options. At September 30, 2002, WGEServices had open call and put options valued at $170,000 and $3,000, respectively, and recorded net losses of $373,000 during fiscal year 2002.

     Certain suppliers that sell gas to WGEServices have relatively low credit ratings as determined by major credit rating agencies. Depending on the future ability of these suppliers to deliver natural gas under existing contracts, WGEServices could be financially exposed for the difference between the price at which WGEServices has contracted to buy natural gas, and the cost of any replacement natural gas that may need to be purchased. WGEServices has a wholesale supplier credit policy that is designed to mitigate wholesale credit risks through a requirement for credit enhancements. Per the terms of this policy, WGEServices has obtained credit enhancements from certain of its gas suppliers.

     Electricity. For its electric business, WGEServices has significantly limited its volumetric and price risks through a full-requirements supply contract with a major generator, MAEM, which is an indirect wholly owned subsidiary of Mirant. Under the terms of this contract, MAEM assumes the risk for any volume and price risks associated with sales made by WGEServices. On July 14, 2003, Mirant and substantially all of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. MAEM was included in these bankruptcy filings. Future performance by MAEM under its full requirements contract with WGEServices may be subject to further developments in the bankruptcy proceedings.

     The performance risk of the MAEM contract is mitigated through a Security and Escrow agreement entered into between WGEServices and MAEM prior to the bankruptcy filing. Under the Security and Escrow agreement, WGEServices has access to collateral that is intended to cover the difference between the current market price of electricity and the price at which WGEServices has contracted to sell electricity. In the opinion of counsel to the Company, WGEServices has the contractual right to draw on the escrow funds in the account if the contracts between WGEServices and MAEM are terminated. The amount of WGEServices’ exposure in the event of termination of the contracts between WGEServices and MAEM is estimated to be less than the amount of collateral included in the escrow account. This estimate of WGEServices’ exposure to contract termination is based upon acquiring supply, priced at forward electricity prices through the expiration of the existing sales contracts or until WGEServices exercises certain damage limitation provisions of its customers’ sales contracts. The actual exposure for WGEServices may differ from the estimate due to changes in timing of any contract termination, deviations from normal weather, changes in future market conditions, or other factors.

     Since the bankruptcy filing, MAEM has continued to honor its supply obligations to WGEServices. In October 2003, WGEServices and MAEM signed a post-bankruptcy petition contract that enables WGEServices to renew expiring contracts with its current electric customers.

     Value-At-Risk. WGEServices also measures the market risk of its energy commodity portfolio and employs risk control mechanisms to measure and determine mitigating steps related to market risk including the determination and review of value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probablity if a portfolio is held for a given time period. For the natural gas portfolio, based on a 95% confidence interval, WGEServices’ maximum value-at-risk at September 30, 2003 was approximately $260,000 for a one-day holding period, while the value of the open position was a loss of approximately $220,000. This open position measures WGEServices’ exposure should it need to close all the differential between its purchase and sales commitments.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Weather Risk

     The Company is exposed to various forms of weather risk in both of its regulated utility and non-regulated businesses. For the regulated utility, a large portion of the Company’s revenues is volume driven and based upon normal weather. Variations from normal weather will cause the Company’s earnings to increase or decrease, depending on the weather pattern. The financial results of the Company’s non-regulated energy-marketing business, WGEServices, are also affected by variations from normal weather in the winter relating to its gas sales, and in the summer relating to its electricity sales. The Company manages weather risk with a weather insurance policy and a weather hedge, as discussed below.

     Weather Insurance. In October 2000, Washington Gas purchased a weather insurance policy in order to reduce the impact of warmer-than-normal weather on financial results. The policy has a five-year term that ends September 30, 2005.

     The policy covers a portion of Washington Gas’ estimated net revenue exposure to variations in heating degree days (HDDs). The insurance policy defines a heating degree day as the greater of (i) 65 degrees Fahrenheit less the average of the daily high and daily low temperatures in degrees Fahrenheit as measured at Washington Reagan National Airport, or (ii) zero. For insurance policy purposes, neither average temperatures nor HDDs are rounded.

     Income is provided in the amount of $32,000 for each such HDD below 3,815 per fiscal year up to a maximum of 515 HDDs, subject to certain limitations. Other than the cost of the insurance, Washington Gas pays nothing if weather is colder than normal. During fiscal year 2002, weather was 13.4 percent warmer than normal, resulting in 462 HDDs that were covered by the policy. As a result, Washington Gas recorded pre-tax income in fiscal year 2002 due to its receipt of a pre-tax payment of $14.8 million in October 2002, which offset about 30 percent of the estimated financial effect of the year’s warmer-than-normal weather. No payments were received in connection with fiscal year 2003 due to the colder-than-normal weather. The policy’s pre-tax annual premium cost was $4.3 million for fiscal years 2003, 2002 and 2001. No portion of the cost or benefit of this policy is considered in the regulatory process. A further description of the accounting for weather insurance may be found in Note 1 of the Notes to Consolidated Financial Statements.

     Over the five-year term of the policy, Washington Gas cannot be paid for more than 1,295 HDDs. As a result of the 462 HHDs used in fiscal year 2002, there are now 833 HDDs remaining at September 30, 2003. Of these remaining HDDs, 530 are available to cover lower-impact, higher-frequency warm weather conditions (between 3,815 HDDs and 3,550 HDDs in a given year), and 303 are available to cover severely warm weather (between 3,550 HDDs and 3,300 HDDs in a given year). Additionally, if over the five-year term of the policy the HDDs average less than 4,000 per year, Washington Gas will receive an additional payment of approximately $8.5 million at the end of the five-year policy term, reduced for certain interim payments if warm weather occurs before the policy expires. Washington Gas has performed extensive simulation analyses indicating that the annual net cash outlay for the policy (premiums paid less all benefits received) should average $600,000 after-tax per year over the remaining two-year period. Actual year-by-year cash flows may vary due to policy design and actual weather conditions.

     When Washington Gas reports HDDs, it computes HDDs using a method different from that used for insurance policy purposes. Washington Gas’ method rounds the average of the high and low temperatures to the nearest whole degree prior to subtracting that average from 65 degrees. As a result, for each fiscal year in the five-year policy period, the number of HDDs computed for insurance purposes will almost certainly be greater than the number of HDDs reported by Washington Gas. Therefore, the insurance policy computation will indicate colder weather than Washington Gas’ computation, and the annual benefit received will be lower than might be expected if Washington Gas’ measure of HDDs were used. For example, last fiscal year’s HDD total for insurance purposes was 4,616, but was 4,565 under Washington Gas’ method.

     HDD Hedge. WGEServices entered into an HDD hedge to manage its risk for natural gas customers who participate in a program that allows them to pay a fixed amount for their gas requirements regardless of the amount of gas consumed. The hedge covers a portion of WGEServices’ estimated net revenue exposure to variations in HDDs. For fiscal year 2003, the Company recorded a pre-tax gain related to this hedge of $372,000. No such gains or losses were recorded for fiscal years 2002 or 2001.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Interest-Rate Risk Exposure Related to Other Financial Instruments

     The Company is exposed to interest-rate risk associated with its debt financing costs. Management of this risk is discussed below.

     Long-Term Debt. At September 30, 2003, the regulated utility had fixed-rate MTNs and other long-term debt aggregating $637.1 million in principal amount, excluding current maturities, and having a fair value of $722.9 million. Fair value is defined as the present value of the debt securities’ future cash flows discounted at interest rates that reflect market conditions as of September 30, 2003. While these are fixed-rate instruments and, therefore, do not expose the Company to the risk of earnings loss due to changes in market interest rates, they are subject to changes in fair value as market interest rates change. A total of $247.5 million, or approximately 39.9 percent, of the regulated utility’s outstanding MTNs, excluding current maturities, have put or call options, or a combination of both, allowing either Washington Gas or the holder of the debt to mitigate this market risk through the early redemption of those debt instruments.

     Using sensitivity analyses to measure this market risk exposure, the regulated utility estimates that the fair value of its long-term debt would increase by approximately $19.8 million if interest rates were to decline by ten percent. The Company also estimates that the fair value of its long-term debt would decrease by approximately $18.5 million if interest rates were to increase by ten percent. In general, such an increase or decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments in the open market prior to their maturity.

     Derivative Instruments. As discussed earlier, the Company utilizes derivative instruments from time to time in order to minimize its exposure to interest-rate risk associated with its debt financing costs. Refer to the “Liquidity and Capital Resources — Long-Term Cash Requirements and Related Financing” section of Management’s Discussion, and Note 7 of the Notes to Consolidated Financial Statements for a further discussion of these financial instruments.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WASHINGTON GAS LIGHT COMPANY

     This section of Management’s Discussion focuses on the financial position and results of operations of Washington Gas for the reported periods. In many cases, explanations for the changes in financial position and results of operations for both WGL Holdings and Washington Gas are substantially the same.

PRIMARY FACTORS AFFECTING WASHINGTON GAS

     The principal business and other factors that affect the operations and/or financial performance of Washington Gas include:

•	Weather conditions
•	Changes in regulatory conditions and developments
•	Changes in the competitive environment due to:
➢	energy products
➢	deregulation
➢	natural gas unbundling
•	Gas supply and storage capacity
•	Environmental matters
•	Industry consolidation
•	Economic conditions
•	Inflation/deflation
•	Labor contracts
•	Critical accounting policies

     These factors are generally identical to those factors discussed in the Management’s Discussion of WGL Holdings (except for certain items and transactions that pertain to WGL Holdings and its unregulated subsidiaries) which, therefore, are incorporated herein by reference into this discussion.

RESULTS OF OPERATIONS

     Summary Results

     Washington Gas’ net income applicable to its common stock was $109.6 million, $47.4 million and $84.5 million for the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

The following table provides the factors contributing to the changes in utility net revenues between years.

Composition of Utility Net Revenue Changes

	Increase/(Decrease) From Prior
	Year

(In millions)	2003	2002

Gas delivered to firm customers
Volumetric effect	$95.6	$(65.2)
Impact of rate cases:
Change in variable delivery charges	6.6	—
Change in fixed system charges	14.7	—

Total gas delivered to firm customers	116.9	(65.2)
Gas delivered to interruptible customers	2.0	0.8
Other	6.7	1.4

Total	$125.6	$(63.0)

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Utility Net Revenues

     Net revenues for Washington Gas were $564.0 million for fiscal year 2003, representing an increase of $125.6 million, or 28.6 percent, over fiscal year 2002. Of the $125.6 million increase in utility net revenues for fiscal year 2003, approximately $96 million of the increase was due primarily to additional volumes sold as a result of 38 percent colder weather compared to the prior fiscal year, and additional customers being served. An additional $21 million of the current year increase in utility net revenues was attributable to the effect of higher retail rates that went into effect in Maryland on September 30, 2002, in Virginia on November 12, 2002, and new rates and a new rate design in the District of Columbia that enabled a greater recovery of fixed system charges in the summer months of the year. The decline in volumetric rates in the District of Columbia became effective April 9, 2003, substantially outside of the traditional heating season and therefore had minimal effect on fiscal year 2003 results. The Virginia rate case is subject to refund pending a final rate order. Utility net revenues were $438.4 million for fiscal year 2002, a decline of $63.0 million, or 12.6 percent from fiscal year 2001, reflecting 23.4 percent warmer weather than in fiscal year 2002, partially offset by a growth in active customers.

     Revenue taxes, comprised principally of gross receipts taxes, increased by $12.9 million in fiscal year 2003 and decreased by $13.1 million in fiscal year 2002. Changes in revenue taxes primarily are impacted by changes in volumes that increased in fiscal year 2003 and decreased in fiscal year 2002. The regulated utility is allowed recovery of these amounts from its customers and therefore these fees do not affect total net revenues.

Gas Deliveries, Weather and Meter Statistics

	Years Ended September 30,

	2003	2002	2001

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	888,437	703,160	893,495
Gas Delivered for Others	496,889	346,910	365,262

Total Firm	1,385,326	1,050,070	1,258,757

Interruptible
Gas Sold and Delivered	12,163	10,646	11,927
Gas Delivered for Others	257,799	277,367	251,039

Total Interruptible	269,962	288,013	262,966

Electric Generation—Delivered for Others	67,245	169,210	165,918

Total Deliveries	1,722,533	1,507,293	1,687,641

Degree Days
Actual	4,550	3,304	4,314
Normal	3,799	3,814	3,815
Percent Colder (Warmer) than Normal	19.8%	(13.4)%	13.1%
Active Customer Meters (end of period)	959,922	939,291	903,789
New Customer Meters Added	26,167	31,205	32,188

     Gas Service to Firm Customers. The level of gas delivered is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. The regulated utility’s rates are based on normal weather and none of the tariffs for the jurisdictions in which it operates currently has a weather normalization provision. Nonetheless, declining block rates in the regulated utility’s Maryland and Virginia jurisdictions, and the existence of a fixed demand charge in all jurisdictions to collect a portion of revenues, reduce the effect that variations from normal weather have on net revenues.

     During the fiscal year ended September 30, 2003, firm therm deliveries increased 31.9 percent over fiscal year 2002 to 1.4 billion therms. This increase primarily reflects the 38 percent colder weather during fiscal year 2003 when compared to fiscal year 2002, and additional customers being served. Weather for fiscal year 2003 was 19.8 percent colder than normal, as compared to 13.4 percent warmer than normal for the year ended September 30, 2002. In fiscal year 2002, firm therm deliveries decreased 17 percent from fiscal year 2001 due to 23.4 percent warmer weather in fiscal year 2002 than fiscal year 2001. Weather in fiscal year 2001 was 13.1 percent colder than normal.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     An increasing number of customers are choosing to buy the natural gas commodity from third-party marketers, rather than purchasing the natural gas commodity and delivery service from Washington Gas on a “bundled” basis. Gas delivered to firm customers but purchased from third-party marketers increased to 35.9 percent of total firm therms delivered during fiscal year 2003, compared to 33.0 percent during fiscal year 2002. On a per unit basis, Washington Gas earns the same net revenues from delivering gas for others as it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from Washington Gas. Therefore, the regulated utility does not experience any loss in net revenues when customers choose to purchase the natural gas commodity from a third-party marketer.

     Gas Service to Interruptible Customers. Therm deliveries to interruptible customers were 6.3 percent lower in fiscal year 2003 than in fiscal year 2002 primarily due to customers’ use of alternative fuels or conversion to firm deliveries as a result of higher natural gas prices. Washington Gas must curtail or interrupt service to this class of customers when demand by firm customers exceeds specified levels. Deliveries to interruptible customers during fiscal year 2002 increased by 25.0 million therms, or 9.5 percent, over fiscal year 2001 due to a reduction in interruptible curtailment and higher demand as a result of lower gas costs.

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

     Gas Service for Electric Generation. Washington Gas sells and/or delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies that are independent of WGL Holdings. During fiscal year 2003, deliveries to these customers decreased 60.3 percent to 67.2 million therms, reflecting the use of alternative fuels primarily due to higher natural gas prices. These deliveries increased 3.3 million therms in fiscal year 2002 compared to fiscal year 2001. Washington Gas shares a significant majority of the margins earned from gas deliveries to these customers with firm customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

     Cost of Gas

     The regulated utility’s cost of natural gas includes both fixed and variable components. The regulated utility pays fixed costs or “demand charges” to pipeline companies for system capacity needed to transport and store natural gas. The regulated utility pays variable costs, or the cost of the natural gas commodity itself, to natural gas producers. Variations in the utility’s cost of gas expense result from changes in gas sales volumes, the price of the gas purchased and the level of gas costs collected through the operation of firm gas cost recovery mechanisms. Under these regulated recovery mechanisms, the regulated utility records cost of gas expense equal to the cost of gas recovered from customers and included in revenues. The difference between the firm gas costs paid and the gas costs recovered from customers is deferred on the balance sheet as an amount to be collected from or refunded to customers in future periods. Therefore, increases or decreases in the cost of gas associated with sales made to firm customers have no direct effect on net revenues and net income. Revenues can vary widely on an annual basis because of changes in the cost of gas, but such variations will not have any impact on net revenues or net income. Changes in the cost of gas can cause significant variations in the utility’s cash provided by or used in operating activities.

     The commodity costs of gas invoiced to the utility (excluding the cost and related volumes applicable to sales made outside of the utility’s service territory, referred to as off-system sales) were 55.75¢, 34.27¢ and 62.03¢ per therm for fiscal years 2003, 2002 and 2001, respectively. The higher gas costs in fiscal year 2003 reflect higher commodity gas prices associated with greater demand due to colder than normal weather in fiscal year 2003. Fiscal year 2002 gas costs were lower versus fiscal year 2001 due to lower demand in the natural gas commodity market caused by warmer weather in fiscal year 2002 in relation to normal weather expected for fiscal year 2002 and actual weather in fiscal year 2001.

     Utility Operating Expenses

     Operation and maintenance expenses. Operation and maintenance expenses increased $10.8 million, or 5.2 percent, for fiscal year 2003 over 2002, and increased $10.9 million or 5.5 percent for fiscal year 2002 over 2001.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     The following table summarizes the major factors that contributed to the changes in operation and maintenance expenses.

Composition of Operation and Maintenance Expense Changes

	Increase/(Decrease)
	Over Prior Year

(In millions)	2003	2002

Labor and labor-related expenses	$9.2	$(2.3)
Pension and post-retirement medical and Life insurance benefit expenses	8.7	7.0
Uncollectible accounts	2.0	(3.3)
Non-labor operating expenses	(9.1)	9.5

Total	$10.8	$10.9

     Labor and labor-related expenses increased by $9.2 million for fiscal year 2003 primarily due to base pay increases and increased incentive pay accruals related to performance-based incentive awards, partially offset by fewer employees. The decrease of $2.3 million in fiscal year 2002 was primarily due to fewer employees and lower incentive pay accruals for performance-based incentive awards, net of base pay increases.

     The increase in pension and post-retirement medical and life insurance benefit expenses for fiscal year 2003 was largely due to weaker financial performance related to the Company’s pension plan, and decreasing interest rates which caused an increase in the discounted liabilities associated with plan benefits. The increase in these costs for fiscal year 2002 was attributable to less favorable financial market conditions and increased expenses as a result of increased estimates of future medical inflation.

     The $2.0 million increase in the provision for uncollectible accounts for fiscal year 2003 was driven by the higher natural gas costs and significantly colder weather in 2003 than the prior year. These trends led to a higher level of expenses related uncollectible accounts. The $3.3 million decrease in fiscal year 2002 reflects lower natural gas costs and warmer weather in fiscal year 2002 compared to fiscal year 2001.

     Non-labor operating expenses for fiscal year 2003 decreased $9.1 million from fiscal year 2002, primarily due to a decrease in professional services and billing-related costs that resulted from the implementation of various operational enhancements during the year. These cost reductions were slightly offset by higher costs of public liability insurance. The $9.5 million increase in fiscal year 2002 over fiscal year 2001 was primarily attributable to increased professional fees incurred related to improving operational efficiency, as well as for audits, financial services and information technology outsourcing.

     Depreciation and Amortization. Depreciation and amortization rose by $10.6 million, or 14.7 percent, for fiscal year 2003, and by $4.1 million, or 6.0 percent, for fiscal year 2002. The increased expense for both fiscal years is due to additional investments in property, plant and equipment that were made to meet continuing customer growth and to upgrade or replace existing facilities and systems. The increase for fiscal year 2003 was also attributable to higher depreciation rates in effect for the Virginia jurisdiction. The utility’s composite depreciation and amortization rate was 3.20 percent, 2.93 percent and 2.94 percent for fiscal years 2003, 2002 and 2001, respectively.

     General Taxes. General Taxes increased by $3.6 million over fiscal year 2002 primarily due to higher rights-of-way fees assessed and collected, principally in the District of Columbia, as a result of increased throughput volumes during the current fiscal year. Also contributing to the increase were higher property taxes as a result of increased investment in plant equipment. General taxes decreased by $3.5 million from fiscal year 2001 largely due to a reduction in throughput volumes during fiscal year 2002.

     Income Taxes. The Statements of Income Taxes detail the composition of the change in income tax expense for Washington Gas. Income taxes for the regulated utility increased $40.2 million in fiscal year 2003 over 2002 primarily due to higher pre-tax income, partially offset by an adjustment of $2.7 million that reduced income tax expense. The $30.4 million decrease in fiscal year 2002 from 2001 was primarily due to lower pre-tax income and deferred tax adjustments.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Other Income (Expenses) – Net

     Other income (expenses) - net reflects net expense of $0.7 million for the year ended September 30, 2003, as compared to income of $0.5 million for the year ended September 30, 2002. The $1.2 million reduction in income is primarily attributable to several factors. Initially, $8.7 million of after-tax benefits were realized in fiscal year 2002 from the proceeds of the weather insurance policy. There were no proceeds realized from this weather insurance policy during fiscal year 2003 due to the colder-than-normal weather. Substantially offsetting the absence of weather insurance in fiscal year 2003 were: (i) a $2.5 million after-tax gain realized in fiscal year 2003 related to the sale of the headquarters property, (ii) a $3.9 million reduction in fiscal year 2003 of after-tax expenses related to uncollectible accounts and (iii) a $1.7 million after-tax charge included in fiscal year 2002 related to a transaction with a bankrupt energy trader.

     Other income (expense) - net improved by $5.9 million for the fiscal year ended September 30, 2002 as compared to 2001. This improvement was due primarily to $8.7 million of after-tax benefits recorded in 2002 for the proceeds from the weather insurance policy, offset by a $1.7 million after-tax charge related to a bankrupt energy trader.

     Interest Expense

     The explanations for changes in Washington Gas’ interest expense are generally identical to the explanations included in the Management’s Discussion of WGL Holdings which, therefore, are incorporated herein by reference into this discussion.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity and capital resources for Washington Gas are generally identical to the liquidity and capital resources discussion included in the Management’s Discussion of WGL Holdings (except for certain items and transactions that pertain to WGL Holdings and its unregulated subsidiaries) which, therefore, are incorporated herein by reference into this discussion.

REGULATORY MATTERS

     The regulated utility bases its requests for modifying existing rates on increased net investment in plant and equipment, higher operating expenses and the need to earn a just and reasonable return on invested capital. From 1994 through September 30, 2002, the regulated utility had not modified base rates in its major jurisdictions. Commencing in fiscal year 2002, Washington Gas has increased the frequency for seeking rate relief to ensure its rates remain compensatory. The following table summarizes major rate applications and results.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (concluded)

Summary of Major Rate Applications and Results

		Test Year				Allowed Return
	Effective	12 Months	Increase in Annual			on Common
Jurisdiction	Date	Ended	Revenues (Millions)			Equity

			Requested	Granted
District of Columbia	11/24/03	09/30/02	$18.8	$5.4	a/	10.60%
District of Columbia	04/09/03	12/31/00	16.3	(5.4)		10.60%
District of Columbia	08/01/94	09/30/93	17.3	6.4		b/
Maryland	11/06/03	12/31/02	27.2	2.9		10.75%
Maryland	09/30/02	12/31/01	31.4	9.3		b/
Maryland	12/01/94	03/31/94	17.6	7.4		c/
Virginia	09/27/94	12/31/93	15.7	6.8		11.50%
Virginia	07/06/90	03/31/90	7.7	7.1		13.00%

a/ The revenue increase includes a reduction for the effect of $6.5 million lower level of pension and other post-retirement benefit costs that had been previously deferred on the balance sheet of Washington Gas as a regulatory liability. This deferral mechanism ensures that the variation in these annual costs, when compared to the levels collected from customers, does not affect net income. Therefore, this reduction of annual revenues for pension and other post-retirement benefit costs will be reflected as a change to the regulatory liability on the balance sheet since the liability had already been recorded. Additionally, the $5.4 million annual revenue increase includes an $800,000 per year increase in certain expenses that are also subject to the regulatory deferral mechanism treatment. Accordingly, the total annual effect of the Order on the Company’s pre-tax income will result in an annual increase of $11.1 million.

b/ Application was settled without stipulating the return on common equity.

c/ Rates were implemented as a result of a settlement agreement. The return on equity indicated in the order of 11.5 percent was not utilized to establish rates.

     Washington Gas implemented a revenue reduction in its District of Columbia jurisdiction effective April 9, 2003. On November 10, 2003, Washington Gas received an Order from the PSC of DC that increases revenues by $5.4 million. The new rates were put into effect for services rendered on and after November 24, 2003.

     In the Maryland jurisdiction, Washington Gas implemented a revenue increase effective September 30, 2002 pursuant to an Order received by the PSC of MD. On October 31, 2003, Washington Gas received an Order from the PSC of MD granting a $2.9 million increase in annual revenues. These new rates went into effect for services rendered on or after November 6, 2003.

     In September 2003, Washington Gas received a report issued by the Chief Hearing Examiner of the SCC of VA recommending an increase in gross annual revenues of $5.7 million in connection with its application for increased rates filed with the SCC of VA in June 2002.

     Refer to Item 1 under the caption “Rates and Regulatory Matters” in this Form 10-K and Note 15 of the Notes to Consolidated Financial Statements for a further discussion of the Company’s regulatory activities and contingencies related thereto.

WGL Holdings, Inc.
Washington Gas Light Company
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following issues related to the Company’s market risk are included under Item 7 and are incorporated herein by reference into this discussion.

•	Price Risk Related to Regulated Utility Operations
•	Price Risk Related to Retail Energy-Marketing Operations
•	Weather Risk
•	Interest-Rate Risk Exposure Related to Other Financial Instruments

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WGL Holdings, Inc
Consolidated Statements of Income
Part II
Item 8. Financial Statements and Supplementary Data

	Years Ended September 30,

(In thousands, except per share data)	2003	2002	2001

UTILITY OPERATIONS
Operating Revenues	$1,301,057	$925,131	$1,446,456
Less: Cost of gas	696,561	459,149	904,416
Revenue taxes	40,465	27,549	40,616

Utility Net Revenues	564,031	438,433	501,424

Other Operating Expenses
Operation	176,482	164,236	157,662
Maintenance	39,773	40,825	36,807
Depreciation and amortization	83,549	72,921	68,754
General taxes	37,841	34,328	37,867
Income taxes	68,633	28,702	59,009

Utility Other Operating Expenses	406,278	341,012	360,099

Utility Operating Income	157,753	97,421	141,325

NON-UTILITY OPERATIONS
Operating Revenues
Retail energy-marketing	726,231	595,866	419,226
Heating, ventilating and air conditioning (HVAC)	35,521	61,887	70,279
Other non-utility activities	1,439	1,918	3,558

Non-Utility Operating Revenues	763,191	659,671	493,063

Equity Loss in 50%-Owned Residential HVAC Investment	—	(5,402)	(2,595)
Impairment of Residential HVAC Investment	—	(9,431)	(3,900)

Other Operating Expenses
Operating expenses	761,540	654,573	487,486
Income taxes	168	1,725	363

Non-Utility Operating Expenses	761,708	656,298	487,849

Non-Utility Operating Income (Loss)	1,483	(11,460)	(1,281)

TOTAL OPERATING INCOME	159,236	85,961	140,044
Other Income (Expenses)—Net	807	357	(6,279)

INCOME BEFORE INTEREST EXPENSE	160,043	86,318	133,765
INTEREST EXPENSE
Interest on long-term debt	43,866	43,138	41,294
Other	2,515	2,739	8,706

Total Interest Expense	46,381	45,877	50,000
DIVIDENDS ON WASHINGTON GAS PREFERRED STOCK	1,320	1,320	1,320

NET INCOME (APPLICABLE TO COMMON STOCK )	$112,342	$39,121	$82,445

AVERAGE COMMON SHARES OUTSTANDING
Basic	48,587	48,563	47,120
Diluted	48,756	48,651	47,190

EARNINGS PER AVERAGE COMMON SHARE
Basic	$2.31	$0.81	$1.75
Diluted	$2.30	$0.80	$1.75

DIVIDENDS DECLARED PER COMMON SHARE	$1.2775	$1.2675	$1.2550

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Balance Sheets
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands)	2003	2002

ASSETS
Property, Plant and Equipment
At original cost	$2,563,923	$2,481,810
Accumulated depreciation and amortization	(689,000)	(874,967)

Net Property, Plant and Equipment	1,874,923	1,606,843

Current Assets
Cash and cash equivalents	4,470	2,529
Receivables
Accounts receivable	171,772	175,344
Gas costs due from customers	11,368	6,983
Accrued utility revenues	15,580	11,557
Allowance for doubtful accounts	(17,543)	(13,740)

Net Receivables	181,177	180,144

Materials and supplies—principally at average cost	12,989	13,088
Storage gas — at cost (first-in, first-out)	164,597	99,087
Deferred income taxes	11,980	29,973
Other prepayments—principally taxes	26,919	13,422
Exchange gas imbalance—non-utility operations	649	329
Other	6,104	2,259

Total Current Assets	408,885	340,831

Deferred Charges and Other Assets
Regulatory assets
Gas costs	10,490	5,272
Other	52,333	64,621
Prepaid qualified pension benefits	66,753	58,453
Other	22,668	37,644

Total Deferred Charges and Other Assets	152,244	165,990

Total Assets	$2,436,052	$2,113,664

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$818,218	$766,403
Washington Gas Light Company Preferred stock	28,173	28,173
Long-term debt	636,650	667,951

Total Capitalization	1,483,041	1,462,527

Current Liabilities
Current maturities of long-term debt	12,180	42,396
Notes payable	166,662	90,865
Accounts payable	142,708	138,472
Wages payable	15,701	14,348
Accrued interest	3,027	3,308
Dividends declared	15,886	15,743
Customer deposits and advance payments	11,046	15,482
Gas costs due to customers	7,553	6,190
Accrued taxes	8,699	9,957
Other	2,612	750

Total Current Liabilities	386,074	337,511

Deferred Credits
Unamortized investment tax credits	15,841	16,739
Deferred income taxes	236,888	212,631
Accrued pensions and benefits	37,356	37,970
Regulatory liabilities
Accrued asset removal costs	230,672	—
Other	22,444	21,045
Other	23,736	25,241

Total Deferred Credits	566,937	313,626

Commitments and Contingencies (Note 15)

Total Capitalization and Liabilities	$2,436,052	$2,113,664

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2003	2002	2001

OPERATING ACTIVITIES
Net income (applicable to common stock)	$112,342	$39,121	$82,445

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization:
Utility property, plant and equipment	83,549	72,921	68,754
Other accounts	5,724	5,001	4,507
Deferred income taxes—net	41,625	(7,391)	42,656
Amortization of investment tax credits	(898)	(901)	(899)
Accrued/deferred pension cost	(5,159)	(14,980)	(16,000)
Equity loss in 50%-owned residential HVAC investment	—	5,402	2,595
Impairment of residential HVAC Investment	—	9,431	3,900
Gain from sale of assets	(5,671)	—	—
Other non-cash charges (credits) – net	(519)	434	(920)

CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and accrued utility revenues	3,352	(24,606)	(27,798)
Gas costs due from/to customers—net	(3,022)	56,063	(60,183)
Storage gas	(65,510)	36,675	2,922
Other prepayments—principally taxes	(13,497)	6,041	(11,995)
Accounts payable	(2,289)	21,650	(22,293)
Wages payable	1,353	(1,010)	1,483
Customer deposits and advance payments	(4,436)	6,825	(2,089)
Accrued taxes	(1,258)	(3,172)	4,877
Accrued interest	(281)	50	206
Pipeline refunds due to customers	1,467	(138)	(378)
Deferred purchased gas costs—net	(5,218)	(3,241)	(6,125)
Exchange gas imbalance–non-utility operations	(320)	276	13,136
Other—net	2,450	869	1,238

Net Cash Provided by Operating Activities	143,784	205,320	80,039

FINANCING ACTIVITIES
Common stock issued	—	—	52,665
Long-term debt issued	93	130,411	98,304
Long-term debt retired	(41,903)	(42,862)	(27,062)
Debt issuance costs	(418)	(1,055)	(666)
Notes payable issued (retired) —net	75,797	(43,188)	(27,371)
Dividends on common stock	(61,948)	(61,433)	(58,753)
Other financing activities	2,087	827	1,014

Net Cash (Used in) Provided by Financing Activities	(26,292)	(17,300)	38,131

INVESTING ACTIVITIES
Capital expenditures	(129,083)	(162,383)	(130,215)
Net proceeds from the sale of assets	21,300	—	—
50%-owned residential HVAC investment	—	(3,900)	(1,050)
Other investing activities	(7,768)	(31,312)	863

Net Cash Used in Investing Activities	(115,551)	(197,595)	(130,402)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,941	(9,575)	(12,232)
Cash and Cash Equivalents at Beginning of Year	2,529	12,104	24,336

Cash and Cash Equivalents at End of Year	$4,470	$2,529	$12,104

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$45,275	$36,102	$19,745
Interest paid	$45,283	$44,951	$49,667

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$19,707	$9,750	$—

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Capitalization
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands, except shares)	2003		2002

Common Shareholders’ Equity
Common stock, no par value, 120,000,000 shares authorized, 48,650,635 shares issued	$471,497		$471,497
Paid-in capital	2,582		1,645
Retained earnings	345,927		295,676
Deferred compensation	(32)		(120)
Accumulated other comprehensive loss	(716)		—
Treasury stock—at cost, 39,072 and 85,968 shares, respectively	(1,040)		(2,295)

Total Common Shareholders’ Equity	818,218	55.2%	766,403	52.4%

Preferred Stock
WGL Holdings, Inc., without par value, 3,000,000 shares authorized	—		—
Washington Gas Light Company, without par value, 1,500,000 shares authorized— Issued and outstanding:
$4.80 series, 150,000 shares	15,000		15,000
$4.25 series, 70,600 shares	7,173		7,173
$5.00 series, 60,000 shares	6,000		6,000

Total Preferred Stock	28,173	1.9%	28,173	1.9%

Long-Term Debt
Washington Gas Light Company Unsecured Medium-Term Notes
Due fiscal year 2003, 6.90%	—		5,000
Due fiscal year 2005, 7.45%	20,500		20,500
Due fiscal year 2008, 6.51% to 7.31%	45,100		45,100
Due fiscal year 2009, 5.49% to 6.92%	75,000		75,000
Due fiscal year 2010, 7.50% to 7.70%	24,000		24,000
Due fiscal year 2011, 6.64%	30,000		30,000
Due fiscal year 2012, 5.90% to 6.05%	77,000		77,000
Due fiscal year 2014, 5.17%	30,000		30,000
Due fiscal year 2022, 6.94% to 6.95%	—		5,000
Due fiscal year 2023, 6.50% to 7.04%	—		50,000
Due fiscal year 2023, 6.65%	20,000		—
Due fiscal year 2024, 6.95%	36,000		36,000
Due fiscal year 2025, 6.50% to 7.76%	40,000		40,000
Due fiscal year 2026, 6.15%	50,000		50,000
Due fiscal year 2027, 6.40% to 6.82%	125,000		125,000
Due fiscal year 2028, 6.57% to 6.85%	52,000		52,000
Due fiscal year 2030, 7.50%	8,500		8,500

Total Unsecured Medium-Term Notes	633,100		673,100
Other long-term debt	16,172		37,795
Unamortized discount	(442)		(548)
Less - current maturities	12,180		42,396

Total Long-Term Debt	636,650	42.9%	667,951	45.7%

Total Capitalization	$1,483,041	100.0%	$1,462,527	100.0%

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Common Shareholders’ Equity
Part II
Item 8. Financial Statements and Supplementary Data (continued)

						Accumulated
						Other
	Common Stock Issued					Comprehensive
			Paid-In	Retained	Deferred	Loss, Net of	Treasury
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Compensation	Taxes	Stock	Total

Balance at September 30, 2000	46,612,580	$46,613	$373,895	$295,302	$(544)	$—	$(3,770)	$711,496
Net income	—	—	—	82,445	—	—	—	82,445
Exchange of Washington Gas Light Company common stock, $1 par value, for WGL Holdings, Inc. common stock, no par	—	372,306	(372,306)	—	—	—	—	—
Common stock issued	2,038,500	54,489	—	—	—	—	—	54,489
Common stock expense	—	(1,911)	—	—	—	—	—	(1,911)
Stock-based compensation	—	—	192	—	269	—	909	1,370
Conversion of preferred stock	(445)	—	—	—	—	—	—	—
Dividends declared on common stock ($1.2550 per share)	—	—	—	(59,636)	—	—	—	(59,636)

Balance at September 30, 2001	48,650,635	471,497	1,781	318,111	(275)	—	(2,861)	788,253
Net income	—	—	—	39,121	—	—	—	39,121
Stock-based compensation	—	—	(136)	—	155	—	566	585
Dividends declared on common stock ($1.2675 per share)	—	—	—	(61,556)	—	—	—	(61,556)

Balance at September 30, 2002	48,650,635	471,497	1,645	295,676	(120)	—	(2,295)	766,403
Net income	—	—	—	112,342	—	—	—	112,342
Minimum pension liability adjustment	—	—	—	—	—	(716)	—	(716)

Comprehensive Income								111,626
Stock-based compensation	—	—	937	—	88	—	1,255	2,280
Dividends declared on common stock ($1.2775 per share)	—	—	—	(62,091)	—	—	—	(62,091)

Balance at September 30, 2003	48,650,635	$471,497	$2,582	$345,927	$(32)	$(716)	$(1,040)	$818,218

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Income Taxes
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2003	2002	2001

INCOME TAX EXPENSE
Charged to utility operating expenses
Current	$30,841	$30,978	$16,694

Deferred
Accelerated depreciation	26,997	26,078	15,770
Deferred gas costs	1,010	(21,243)	26,740
Pensions and other employee benefit costs	976	2,450	6,368
Least-cost planning costs	(1,244)	(722)	(1,185)
Inventory overheads	10,700	(1,649)	(1,574)
Losses/gains on reacquired debt	(181)	9	(228)
Other	432	(6,298)	(2,677)

Total Deferred Income Tax Expense	38,690	(1,375)	43,214
Amortization of investment tax credits	(898)	(901)	(899)

	68,633	28,702	59,009

Charged to non-utility operating expenses
Current	(1,731)	4,647	567
Deferred	1,899	(2,922)	(204)

	168	1,725	363

Charged to other income (expenses)-net
Current	(1,869)	4,544	(2,002)
Deferred	1,036	(3,094)	(354)

	(833)	1,450	(2,356)

Total Income Tax Expense	$67,968	$31,877	$57,016

	Years Ended September 30,

(In thousands)	2003		2002		2001

RECONCILIATION BETWEEN THE STATUTORY FEDERAL INCOME TAX RATE AND THE EFFECTIVE TAX RATE
Income taxes at statutory federal income tax rate	$63,571	35.00%	$25,311	35.00%	$49,273	35.00%
Increases (decreases) in income taxes resulting from:
Accelerated depreciation less amount deferred	2,149	1.18	2,528	3.50	2,491	1.77
Amortization of investment tax credits	(898)	(0.49)	(901)	(1.25)	(899)	(0.64)
Cost of removal	(870)	(0.48)	(1,077)	(1.49)	(1,081)	(0.77)
State income taxes-net of federal benefit	9,146	5.04	2,218	3.07	5,483	3.90
Change in valuation allowance	(2,446)	(1.35)	5,216	7.21	—	—
Other items-net	(2,684)	(1.48)	(1,418)	(1.97)	1,749	1.24

Total Income Tax Expense and Effective Tax Rate	$67,968	37.42%	$31,877	44.07%	$57,016	40.50%

	At September 30,

(In thousands)	2003		2002

ACCUMULATED DEFERRED INCOME TAXES	Current	Non-current	Current	Non-current

Deferred Income Tax Assets:
Pensions and other employee benefit costs	$4,778	$(10,064)	$4,910	$(9,179)
Uncollectible accounts	6,177	—	10,563	—
Inventory overheads	2,286	—	12,986	—
Capital gains/losses-net	4,001	—	9,681	—
Valuation allowance	(4,001)	—	(6,650)	—
Other	564	16,798	689	14,582

Total Assets	13,805	6,734	32,179	5,403

Deferred Income Tax Liabilities:
Accelerated depreciation	—	227,162	—	200,324
Losses/gains on reacquired debt	—	2,817	—	2,997
Construction overheads	—	1,865	—	2,047
Income taxes recoverable through future rates	—	7,331	—	6,327
Deferred gas costs	1,825	2,861	2,206	1,621
Least-cost planning costs	—	3,072	—	4,316
Other	—	(1,486)	—	402

Total Liabilities	1,825	243,622	2,206	218,034

Net Accumulated Deferred Income Tax Assets (Liabilities)	$11,980	$(236,888)	$29,973	$(212,631)

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2003	2002	2001

UTILITY OPERATIONS
Operating Revenues	$1,313,039	$938,804	$1,458,864
Less: Cost of goods sold	708,543	472,823	916,824
Revenue taxes	40,465	27,549	40,616

Utility Net Revenues	564,031	438,432	501,424

Other Operating Expenses
Operation	178,239	166,305	159,472
Maintenance	39,459	40,595	36,570
Depreciation and amortization	82,866	72,254	68,154
General taxes	37,652	34,013	37,530
Income taxes	68,416	28,263	58,701

Utility Other Operating Expenses	406,632	341,430	360,427

Utility Operating Income	157,399	97,002	140,997

NON-UTILITY OPERATIONS
Operating Revenues
Retail energy-marketing	—	—	17,755
Heating, ventilating and air conditioning (HVAC)	—	—	5,066
Other non-utility activities	1,512	1,819	2,697

Non-Utility Operating Revenues	1,512	1,819	25,518

Equity Loss in 50%-Owned Residential HVAC Investment	—	—	(167)

Other Operating Expenses
Operating expenses	9	7,645	26,125
Income tax expense (benefit)	591	(2,262)	(738)

Non-Utility Operating Expenses	600	5,383	25,387

Non-Utility Operating Income (Loss)	912	(3,564)	(36)

TOTAL OPERATING INCOME	158,311	93,438	140,961
Other Income (Expenses) – Net	(662)	561	(5,311)

INCOME BEFORE INTEREST EXPENSE	157,649	93,999	135,650
INTEREST EXPENSE
Interest on long-term debt	43,866	43,138	41,255
Other	2,885	2,174	8,625

Total Interest Expense	46,751	45,312	49,880

NET INCOME (BEFORE PREFERRED STOCK DIVIDENDS)	110,898	48,687	85,770
DIVIDENDS ON PREFERRED STOCK	1,320	1,320	1,320

NET INCOME (APPLICABLE TO COMMON STOCK)	$109,578	$47,367	$84,450

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Balance Sheets
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands)	2003	2002

ASSETS
Property, Plant and Equipment
At original cost	$2,539,397	$2,457,673
Accumulated depreciation and amortization	(671,990)	(859,505)

Net Property, Plant and Equipment	1,867,407	1,598,168

Current Assets
Cash and cash equivalents	4,119	2,637
Receivables
Accounts receivable	69,455	63,055
Gas costs due from customers	11,368	6,983
Accrued utility revenues	15,580	11,557
Allowance for doubtful accounts	(15,826)	(9,395)

Net Receivables	80,577	72,200

Materials and supplies—principally at average cost	12,825	12,858
Storage gas—at cost (first-in, first-out)	124,416	69,207
Deferred income taxes	10,957	25,387
Other prepayments—principally taxes	19,089	8,316
Receivables from associated companies	—	4,341

Total Current Assets	251,983	194,946

Deferred Charges and Other Assets
Regulatory assets
Gas costs	10,490	5,272
Other	52,333	64,621
Prepaid qualified pension benefits	66,420	58,162
Other	19,784	30,968

Total Deferred Charges and Other Assets	149,027	159,023

Total Assets	$2,268,417	$1,952,137

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$778,502	$730,320
Preferred stock	28,173	28,173
Long-term debt	636,614	667,852

Total Capitalization	1,443,289	1,426,345

Current Liabilities
Current maturities of long-term debt	12,100	42,238
Notes payable	65,226	25,705
Accounts payable	111,001	81,868
Wages payable	15,623	14,282
Accrued interest	3,027	3,308
Dividends declared	15,886	15,764
Customer deposits and advance payments	11,046	15,482
Gas costs due to customers	7,553	6,190
Accrued taxes	6,426	7,220
Payables to associated companies	10,026	692
Other	1,496	29

Total Current Liabilities	259,410	212,778

Deferred Credits
Unamortized investment tax credits	15,818	16,711
Deferred income taxes	237,483	214,200
Accrued pensions and benefits	37,264	37,848
Regulatory liabilities
Accrued asset removal costs	230,672	—
Other	22,431	21,030
Other	22,050	23,225

Total Deferred Credits	565,718	313,014

Commitments and Contingencies (Note 15)

Total Capitalization and Liabilities	$2,268,417	$1,952,137

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2003	2002	2001

OPERATING ACTIVITIES
Net Income (Before Preferred Stock Dividends)	$110,898	$48,687	$85,770

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization
Utility property, plant and equipment	82,866	72,254	68,154
Other accounts	5,030	3,917	4,013
Deferred income taxes—net	37,165	(3,714)	43,264
Amortization of investment tax credits	(893)	(895)	(894)
Accrued/deferred pension cost	(5,118)	(14,980)	(15,908)
Gain from sale of assets	(4,138)	—	—
Equity loss in 50%-owned residential HVAC investment	—	—	167
Other non-cash charges and (credits) —net	(519)	(261)	(920)

CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, accrued utility revenues and receivables from associated companies	349	6,323	16,896
Gas costs due from/to customers—net	(3,022)	56,063	(60,183)
Storage gas	(55,209)	40,467	29,010
Other prepayments—principally taxes	(10,773)	8,325	(9,291)
Accounts payable	31,940	(6,735)	(37,741)
Wages payable	1,341	(646)	1,168
Customer deposits and advance payments	(4,436)	6,825	(2,089)
Accrued taxes	(794)	(1,144)	2,834
Accrued interest	(281)	46	206
Pipeline refunds due to customers	1,467	(138)	(378)
Deferred purchased gas costs—net	(5,218)	(3,241)	(6,125)
Exchange gas imbalance–non-utility operations	—	—	(2,405)
Other—net	5,844	4,928	4,579

Net Cash Provided by Operating Activities	186,499	216,081	120,127

FINANCING ACTIVITIES
Long-term debt issued	—	130,338	97,885
Long-term debt retired	(41,669)	(42,600)	(26,697)
Debt issuance costs	(418)	(1,055)	(595)
Paid-in capital	—	20,186	52,665
Notes payable issued (retired)—net	39,521	(73,019)	(62,699)
Dividends on common and preferred stock	(63,260)	(62,738)	(60,942)
Other financing activities	1,296	282	1,468

Net Cash (Used in) Provided by Financing Activities	(64,530)	(28,606)	1,085

INVESTING ACTIVITIES
Capital expenditures	(128,468)	(161,230)	(127,077)
Formation of holding company—net	—	—	(11,797)
Net proceeds from sale of assets	16,000	—	—
Other investing activities	(8,019)	(31,145)	863

Net Cash Used in Investing Activities	(120,487)	(192,375)	(138,011)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,482	(4,900)	(16,799)
Cash and Cash Equivalents at Beginning of Year	2,637	7,537	24,336

Cash and Cash Equivalents at End of Year	$4,119	$2,637	$7,537

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$41,706	$34,867	$27,302
Interest paid	$44,608	$44,326	$43,472

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$19,707	$9,750	$—

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Capitalization
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands, except shares)	2003		2002

Common Shareholder’s Equity
Common stock, $1 par value, 80,000,000 shares authorized, 46,479,536 shares issued	$46,479		$46,479
Paid-in capital	450,813		449,518
Retained earnings	281,958		234,443
Deferred compensation	(32)		(120)
Accumulated other comprehensive loss	(716)		—

Total Common Shareholder’s Equity	778,502	53.9%	730,320	51.2%

Preferred Stock
Washington Gas Light Company, without par value, 1,500,000 shares authorized— Issued and outstanding:
$4.80 series, 150,000 shares	15,000		15,000
$4.25 series, 70,600 shares	7,173		7,173
$5.00 series, 60,000 shares	6,000		6,000

Total Preferred Stock	28,173	2.0%	28,173	2.0%

Long-Term Debt
Washington Gas Light Company Unsecured Medium-Term Notes
Due fiscal year 2003, 6.90%	—		5,000
Due fiscal year 2005, 7.45%	20,500		20,500
Due fiscal year 2008, 6.51% to 7.31%	45,100		45,100
Due fiscal year 2009, 5.49% to 6.92%	75,000		75,000
Due fiscal year 2010, 7.50% to 7.70%	24,000		24,000
Due fiscal year 2011, 6.64%	30,000		30,000
Due fiscal year 2012, 5.90% to 6.05%	77,000		77,000
Due fiscal year 2014, 5.17%	30,000		30,000
Due fiscal year 2022, 6.94% to 6.95%	—		5,000
Due fiscal year 2023, 6.50% to 7.04%	—		50,000
Due fiscal year 2023, 6.65%	20,000		—
Due fiscal year 2024, 6.95%	36,000		36,000
Due fiscal year 2025, 6.50% to 7.76%	40,000		40,000
Due fiscal year 2026, 6.15%	50,000		50,000
Due fiscal year 2027, 6.40% to 6.82%	125,000		125,000
Due fiscal year 2028, 6.57% to 6.85%	52,000		52,000
Due fiscal year 2030, 7.50%	8,500		8,500

Total Unsecured Medium-Term Notes	633,100		673,100
Other long-term debt	16,056		37,538
Unamortized discount	(442)		(548)
Less - current maturities	12,100		42,238

Total Long-Term Debt	636,614	44.1%	667,852	46.8%

Total Capitalization	$1,443,289	100.0%	$1,426,345	100.0%

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Common Shareholder’s Equity
Part II
Item 8. Financial Statements and Supplementary Data (continued)

						Accumulated Other
	Common Stock Issued					Comprehensive
			Paid-In	Retained	Deferred	Loss, Net of	Treasury
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Compensation	Taxes	Stock	Total

Balance at September 30, 2000(a)	46,612,580	$46,613	$373,895	$295,302	$(544)	$—	$(3,770)	$711,496
Net income	—	—	—	85,770	—	—	—	85,770
Exchange of Washington Gas Light Company common stock, $1 par value, for WGL Holdings, Inc. common stock, no par value and dividend of former subsidiaries to WGL Holdings, Inc.	(132,599)	(132)	—	(71,498)	—	—	3,770	(67,860)
Common stock expense transferred to WGL Holdings	—	—	2,515	—	—	—	—	2,515
Common stock expense	—	—	(15)	—	—	—	—	(15)
Stock-based compensation (b)	—	—	(10)	—	269	—	—	259
Conversion of preferred stock	(445)	(2)	—	—	—	—	—	(2)
Capital contributed by WGL Holdings	—	—	52,665	—	—	—	—	52,665
Dividends declared:
Common stock ($1.2550 per share)	—	—	—	(59,622)	—	—	—	(59,622)
Preferred stock	—	—	—	(1,320)	—	—	—	(1,320)

Balance at September 30, 2001	46,479,536	46,479	429,050	248,632	(275)	—	—	723,886
Net income	—	—	—	48,687	—	—	—	48,687
Common stock expense adjustment		—	15	—	—	—	—	15
Stock-based compensation (b)	—	—	267	—	155	—	—	422
Capital contributed by WGL Holdings	—	—	20,186	—	—	—	—	20,186
Dividends declared:
Common stock ($1.2675 per share)	—	—	—	(61,556)	—	—	—	(61,556)
Preferred stock	—	—	—	(1,320)	—	—	—	(1,320)

Balance at September 30, 2002	46,479,536	46,479	449,518	234,443	(120)	—	—	730,320
Net income	—	—	—	110,898	—	—	—	110,898
Minimum pension liability adjustment	—	—	—	—	—	(716)	—	(716)

Comprehensive Income								110,182
Stock-based compensation (b)	—	—	1,295	—	88	—	—	1,383
Dividends declared:
Common stock ($1.2775 per share)	—	—	—	(62,063)	—	—	—	(62,063)
Preferred stock	—	—	—	(1,320)	—	—	—	(1,320)

Balance at September 30, 2003	46,479,536	$46,479	$450,813	$281,958	$(32)	$(716)	$—	$778,502

(a)	The amount for fiscal year 2000 reflects the consolidated operations of Washington Gas Light Company and its former subsidiaries. Washington Gas Light Company does not have publicly traded common stock and is a wholly owned subsidiary of WGL Holdings, Inc.
(b)	The stock-based compensation is based on the stock awards of WGL Holdings, Inc. that are allocated to Washington Gas Light Company for its pro-rata share.

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income Taxes
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2003	2002	2001

INCOME TAX EXPENSE
Charged to utility operating expenses
Current	$30,682	$30,499	$16,712

Deferred
Accelerated depreciation	26,955	26,141	15,818
Deferred gas costs	1,010	(21,243)	26,740
Pensions and other employee benefit costs	954	2,419	6,332
Least-cost planning costs	(1,244)	(722)	(1,185)
Inventory overheads	10,700	(1,649)	(1,574)
Losses/gains on reacquired debt	(181)	9	(228)
Other	433	(6,296)	(3,022)

Total Deferred Income Tax Expense	38,627	(1,341)	42,881
Amortization of investment tax credits	(893)	(895)	(892)

	68,416	28,263	58,701

Charged to non-utility operating expenses
Current	(1,130)	125	(534)
Deferred	1,721	(2,387)	(204)

	591	(2,262)	(738)

Charged to other income (expenses)-net
Current	2,343	1,843	(3,379)
Deferred	(3,183)	14	587

	(840)	1,857	(2,792)

Total Income Tax Expense	$68,167	$27,858	$55,171

	Years Ended September 30,

(In thousands)	2003		2002		2001

RECONCILIATION BETWEEN THE STATUTORY FEDERAL INCOME TAX RATE AND THE EFFECTIVE TAX RATE
Income taxes at statutory federal income tax rate	$62,673	35.00%	$26,791	35.00%	$49,329	35.00%
Increases (decreases) in income taxes resulting from:
Accelerated depreciation less amount deferred	2,149	1.20	2,528	3.30	2,491	1.77
Amortization of investment tax credits	(893)	(0.50)	(895)	(1.17)	(892)	(0.63)
Cost of removal	(870)	(0.49)	(1,077)	(1.41)	(1,081)	(0.77)
State income taxes-net of federal benefit	8,552	4.78	1,665	2.18	5,020	3.56
Consolidated tax savings allocation	(355)	(0.20)	(1,140)	(1.50)	—	—
Other items-net	(3,089)	(1.72)	(14)	(0.01)	304	0.22

Total Income Tax Expense and Effective Tax Rate	$68,167	38.07%	$27,858	36.39%	$55,171	39.15%

	At September 30,

(In thousands)	2003		2002

ACCUMULATED DEFERRED INCOME TAXES	Current	Non-current	Current	Non-current

Deferred Income Tax Assets:
Pensions and other employee benefit costs	$4,765	$(9,973)	$4,891	$(9,103)
Uncollectible accounts	5,264	—	8,974	—
Inventory overheads	2,286	—	12,986	—
Other	564	16,363	688	13,292

Total Assets	12,879	6,390	27,539	4,189

Deferred Income Tax Liabilities:
Accelerated depreciation	—	227,200	—	200,240
Losses/gains on reacquired debt	—	2,817	—	2,997
Construction overheads	—	1,882	—	2,044
Income taxes recoverable through future rates	—	7,343	—	6,342
Deferred gas costs	1,922	2,861	2,152	1,621
Least-cost planning costs	—	3,072	—	4,316
Other	—	(1,302)	—	829

Total Liabilities	1,922	243,873	2,152	218,389

Net Accumulated Deferred Income Tax Assets (Liabilities)	$10,957	$(237,483)	$25,387	$(214,200)

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

     GENERAL

     WGL Holdings, Inc. (WGL Holdings or the Company) is a holding company that was established on March 3, 2000 under the Public Utility Holding Company Act of 1935. On November 1, 2000, all of the shares of common stock of Washington Gas Light Company (Washington Gas or the regulated utility), a regulated natural gas utility, were converted into an equal number of shares of common stock of WGL Holdings. WGL Holdings also owns all of the shares of common stock of Crab Run Gas Company, Hampshire Gas Company (Hampshire) and Washington Gas Resources Corporation (Washington Gas Resources). These companies previously were wholly owned subsidiaries of Washington Gas prior to November 1, 2000. Until October 15, 2002, the Company held a 50-percent equity investment in Primary Investors, LLC (Primary Investors) (refer to Note 3—Disposition of Limited Liability Company Investment).

     NATURE OF OPERATIONS

     The Company’s core business is the delivery and sale of natural gas through its regulated utility, Washington Gas. The Company also offers retail energy-related products and services that are closely related to its core business. The majority of these energy-related activities are performed by wholly owned, unregulated subsidiaries of Washington Gas Resources.

     Washington Gas is a regulated public utility that delivers and sells natural gas to approximately 960,000 customers in the metropolitan areas of Washington, D.C., Maryland and Virginia. Deliveries to firm customers accounted for 80.4 percent of the total therms delivered by Washington Gas in fiscal year 2003, and deliveries to interruptible customers accounted for the remaining 19.6 percent. Washington Gas does not depend on any one customer or group of customers to derive income. WGL Holdings also has a wholly owned regulated subsidiary, Hampshire, that operates an underground gas storage field on behalf of Washington Gas in accordance with a tariff of approved rates administered by the Federal Energy Regulatory Commission (FERC).

     Washington Gas Resources Corporation owns the Company’s unregulated subsidiaries. These unregulated operations include retail energy-marketing provided by Washington Gas Energy Services (WGEServices), as well as commercial heating, ventilating and air conditioning (HVAC) products and services provided by Washington Gas Energy Systems, Inc. (WGESystems) and American Combustion Industries, Inc. (ACI).

     CONSOLIDATION OF FINANCIAL STATEMENTS

     The consolidated financial statements include the accounts of the Company and its subsidiaries during the periods reported. Intercompany transactions have been eliminated. WGL Holdings accounted for its former 50-percent investment in Primary Investors using the equity method. Certain amounts in financial statements of prior years have been reclassified to conform to the presentation of the current fiscal year.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     In accordance with Generally Accepted Accounting Principles (GAAP) of the United States of America, management makes certain estimates and assumptions regarding: (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the financial

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

statements and (iii) reported amounts of revenues, revenues subject to refund, and expenses during the reporting period. Actual results could differ from those estimates.

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment (principally utility plant) are stated at original cost, including labor, materials, taxes and overhead. The cost of utility and other plant of the regulated utility includes an allowance for funds used during construction (AFUDC) that is calculated under a formula prescribed by the FERC. The regulated utility capitalizes AFUDC as a component of construction overhead. The 2003, 2002 and 2001 before-tax rates for AFUDC were 1.76 percent, 4.4 percent and 6.5 percent, respectively. The regulated utility capitalized AFUDC of $193,600 during the fiscal year ended September 30, 2003, excluding offsets of $206,000 representing adjustments to AFUDC for items such as small projects that were discontinued and expensed. Capitalized AFUDC for fiscal years 2002 and 2001 was $329,000 and $565,000, respectively, excluding offsets of $362,000 and $1,218,000.

     Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations (ARO) (see “Recent Accounting Standards” below). Among other things, this standard requires that accrued asset removal costs that meet the requirements of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, as amended and supplemented, be classified as a regulatory liability. In accordance with long-standing regulatory treatment, Washington Gas had accrued interim costs of removal on certain of its regulated, long-lived assets through depreciation expense, with a corresponding credit to “Accumulated depreciation and amortization.” In response to this new accounting standard, at September 30, 2003, the Company reclassified on its Balance Sheets, $230.7 million of previously accrued asset removal costs recovered through rates in excess of actual costs incurred from “Accumulated depreciation and amortization” to “Regulatory liabilities – Accrued asset removal costs.” This reclassification is based on the Company’s best estimate using a recent depreciation study. Washington Gas continues to accrue interim asset removal costs through depreciation expense, with a corresponding credit to “Regulatory liabilities – Accrued asset removal costs.” Additionally, when Washington Gas retires depreciable utility plant and equipment, it will charge the associated original costs to “Accumulated depreciation and amortization,” and any related removal costs incurred will be charged to “Regulatory liabilities – Accrued asset removal costs.” In the rate setting process, both the liability and accrued asset removal costs are treated as a reduction to the net rate base.

     The Company’s regulated utility charges maintenance and repairs to operating expenses, except those charges applicable to transportation and power-operated equipment, which it allocates to operating expenses, construction and other accounts based on the use of the equipment. The Company’s regulated utility capitalizes betterments and renewal costs, and calculates depreciation applicable to its utility gas plant in service primarily using a straight-line method over the estimated remaining life of the plant. The composite depreciation and amortization rate of the regulated utility was 3.20 percent, 2.93 percent and 2.94 percent for fiscal years 2003, 2002 and 2001, respectively. Such rates include the component related to asset removal costs, and these rates are not affected by the Company’s adoption of SFAS No. 143. The Company’s regulated utility periodically reviews the adequacy of its depreciation rates by considering estimated remaining lives and other factors. Refer to Note 15—Commitments and Contingencies for a discussion of a depreciation-related contingency.

     At both September 30, 2003 and 2002, 99.7 percent of the Company’s consolidated original cost of property, plant and equipment was related to the regulated utility segment as shown below.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

Property, Plant and Equipment
at Original Cost

	September 30,

	2003		2002

(In millions)	Dollar	%	Dollar	%

Regulated utility property
Distribution, transmission and storage	$2,297.6	89.6%	$2,241.2	90.3%
General, miscellaneous and intangibles	229.3	8.9%	199.6	8.0%
Construction work in progress (CWIP)	29.4	1.2%	33.8	1.4%

Total regulated utility property	2,556.3	99.7%	2,474.6	99.7%
Unregulated property	7.6	0.3%	7.2	0.3%

Total	$2,563.9	100.0%	$2,481.8	100.0%

     REGULATED OPERATIONS

     Washington Gas accounts for its regulated operations in accordance with SFAS No. 71. This standard includes accounting principles for companies whose rates are determined by independent third-party regulators. When setting rates, regulators often make decisions, the economics of which require companies to record costs as expense (or defer costs or revenues) in different periods than may be appropriate for unregulated enterprises. When this situation occurs, the regulated utility defers the associated costs as assets (regulatory assets) on the balance sheet, and records them as expenses on the income statement as it collects revenues through customers’ rates. Further, regulators can also impose liabilities upon a company for amounts previously collected from customers, and for recovery of costs that are expected to be incurred in the future (regulatory liabilities).

     At September 30, 2003 and 2002, the regulated utility had recorded the following regulatory assets and liabilities on the Balance Sheets. These assets and liabilities will be recognized as revenues and expenses in future periods as they are reflected in customers’ rates.

Regulatory Assets and Liabilities

	Regulatory		Regulatory
	Assets		Liabilities

(In millions)	2003	2002	2003	2002

Accrued asset removal costs (Note 1)	$—	$—	$230.7	$—
Income tax-related amounts due from/to customers	16.6	16.2	9.3	9.9
Least-cost planning costs	8.8	11.9	—	—
Losses on reacquired debt	7.1	7.7	—	—
Other post-retirement benefit costs (Note 12)	6.6	7.2	—	—
Gas costs due:
From customers	11.4	7.0	—	—
To customers	—	—	7.6	6.2
Deferred pension costs/income (Note 12)	4.2	6.0	8.1	7.3
Deferred regulatory and other expenses	2.6	6.0	5.0	3.9
Deferred gas costs and pipeline supplier fees	10.5	5.3	—	—
Environmental response costs (Note 14)	4.3	5.2	—	—
Rights-of-way fees and other taxes	2.1	4.4	—	—

Total	$74.2	$76.9	$260.7	$27.3

3

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

     Regulatory assets are reported on the Balance Sheets under the captions “Regulatory assets – Gas costs,” “Regulatory assets – Other” and “Gas costs due from customers.” Regulatory liabilities are reported on the Balance Sheets under the captions “Regulatory liabilities – Accrued asset removal costs,” “Regulatory liabilities – Other” and “Gas costs due to customers.” There are no material regulatory assets that reflect an outlay of cash by Washington Gas for which Washington Gas does not earn its rate of return.

     As required by SFAS No. 71, Washington Gas monitors its regulatory and competitive environment to determine whether the recovery of its regulatory assets continues to be probable. If Washington Gas were to determine that recovery of these assets is no longer probable, it would write off the assets against earnings. The Company believes that SFAS No. 71 continues to apply to its regulated operations, and the recovery of its regulatory assets is probable.

     CASH AND CASH EQUIVALENTS

     WGL Holdings considers all investments with original maturities of three months or less to be cash equivalents.

     REVENUE AND COST RECOGNITION

     Utility Operations

     Revenues. For regulated deliveries of natural gas, Washington Gas reads meters and bills customers on a cycle basis. It accrues revenues for gas delivered but not yet billed at the end of the accounting period. Such revenues are recognized as unbilled revenues that are adjusted in subsequent periods when actual meter readings are taken.

     Cost of Gas. The regulated utility’s jurisdictional tariffs contain mechanisms that provide for the recovery of the cost of gas paid to suppliers on behalf of firm customers. Under these mechanisms, the regulated utility periodically adjusts its firm customers’ rates to reflect increases and decreases in the cost of gas paid to suppliers. Annually, the regulated utility reconciles the difference between the total gas costs collected from firm customers and the total gas costs paid to suppliers. The regulated utility defers any excess or deficiency and either recovers it from, or refunds it to, customers over a subsequent twelve-month period. The balance sheet captions “Gas costs due from customers” and “Gas costs due to customers” reported on the Balance Sheets reflect amounts related to these reconciliations.

     Transportation Gas Imbalance. Interruptible shippers and third-party marketer shippers transport gas on the pipeline facilities of the regulated utility as part of the unbundled services offered by the regulated utility. The delivered volumes of gas from third-party shippers often do not equal the volumes delivered out of the pipeline system to the customers, resulting in a transportation gas imbalance. These imbalances are usually short-term in duration, and the regulated utility monitors the activity and regularly notifies the shippers when their accounts have an imbalance. In accordance with regulatory treatment, Washington Gas does not record assets or liabilities associated with gas volumes related to these transportation imbalances but, rather, reflects the economic impact in its actual cost adjustment balance calculations eliminating any profit or loss that would occur as a result of the imbalance.

     The regulated utility also engages an asset manager to operate its pipeline and storage capacity, and to assist in the acquisition of natural gas supply. From time to time, the asset manager will utilize the upstream pipeline capacity reserved by the regulated utility and the capacity from the regulated utility’s own pipeline system for its own purposes. The regulated utility also designates portions of its pipeline and storage capacity to third-party marketers, under a program approved by relevant regulatory bodies, in connection with its unbundling and customer choice programs.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

     Non-Utility Operations

     Retail Energy-Marketing. WGEServices, the Company’s retail energy-marketing subsidiary, sells natural gas and electricity on an unregulated basis to residential, commercial and industrial customers both inside and outside the Washington Gas service territory.

     WGEServices enters into fixed-rate contracts with residential customers, and indexed or fixed-rate contracts with commercial and industrial customers, for sales of natural gas. Customer contracts, which have terms of up to twenty-four months, allow WGEServices to bill customers based upon metered gas usage at customer premises or quantities delivered to the local utility, either of which may vary by month. WGEServices recognizes revenue based on contractual billing amounts plus an accrual for gas delivered and unbilled.

     WGEServices’ electric commodity contracts are full requirements contracts in which the wholesale energy supplier from whom WGEServices purchases electricity is responsible for each customer’s full metered electricity usage. WGEServices recognizes revenue based on electricity delivered and billed to customers, and accrues revenue for electric volumes delivered but not yet billed at the end of the accounting period. WGEServices recognizes electricity costs based on the same volumetric estimates that it uses to record revenue. These estimates are later actualized to the customers’ final metered usage (refer to Note 15—Commitments and Contingencies for a further discussion of this electric supplier contract).

     Heating, Ventilating and Air Conditioning. Two unregulated subsidiaries, ACI and WGESystems, design and renovate mechanical HVAC systems for commercial and governmental customers under construction contracts. The Company recognizes income for all contracts using the percentage-of-completion method.

     RATE REFUNDS DUE TO CUSTOMERS

     If Washington Gas were to file a request with a state regulatory commission to modify customers’ rates, the regulated utility could, depending on the jurisdiction, charge customers the new rates, until the regulatory commission renders a final decision. During this interim period, the regulated utility would potentially record a provision for a rate refund based on the difference between the amount it collected in rates subject to refund and the amount it expected to recover pending the final regulatory decision. Similarly, Washington Gas periodically records provisions for rate refunds related to other transactions of the regulated utility. Actual results for these regulatory contingencies are difficult to predict and could differ significantly from the estimates reflected in the financial statements. When necessary, in management’s judgment, Washington Gas establishes an estimated refund to customers. Effective November 12, 2002, Washington Gas placed a proposed general revenue increase into effect subject to refund pending final decision of a Virginia rate case proceeding. A provision for rate refunds is reflected in the financial statements as of and for the twelve months ended September 30, 2003 (refer to Note 15—Commitments and Contingencies).

     REACQUISITION OF LONG-TERM DEBT

     Washington Gas defers gains or losses resulting from the reacquisition of long-term debt for financial reporting purposes, and amortizes them over future periods as adjustments to interest expense in accordance with established regulatory practice. For income tax purposes, Washington Gas recognizes these gains and losses when they are incurred.

     WEATHER INSURANCE POLICY

     Effective October 1, 2000, Washington Gas purchased a five-year weather insurance policy to minimize the impact of warmer-than-normal weather on the Company’s financial results. On an annual basis that begins on October 1 and ends on September 30 of each year during the five-year term of the policy, the regulated utility receives $32,000 for every heating degree day (HDD) below the normal level

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

of HDDs stated in the policy. Washington Gas cannot be paid for more than 515 HDDs per fiscal year. Furthermore, the regulated utility cannot be paid for more than 1,295 HDDs over the entire five-year policy life.

     Washington Gas pays an annual premium of $4.3 million for the weather insurance policy and spreads the premium cost during the year on the basis of the estimated normal HDDs that are expected in each month of the year. Using this method of accounting for the insurance premium causes approximately 90 percent of the annual premium to be recorded during the first and second quarters of the fiscal year.

     At any point in time during the fiscal year, benefits derived from the policy are recorded in WGL Holdings’ Consolidated Statements of Income for the cumulative number of HDDs that are warmer than normal, multiplied by $32,000, with an assumption of normal weather for the remainder of the fiscal year. As a result, income from the policy recorded in one accounting period can be reduced or even eliminated in a subsequent accounting period. The benefits derived from the policy in any one fiscal year cannot be eliminated in a subsequent fiscal year other than to reduce the remaining number of HDDs that can be utilized over the five-year term of the policy.

     In fiscal year 2003, weather was colder than normal and Washington Gas recorded no benefits from the insurance. In fiscal year 2002, the regulated utility recorded $14.8 million of pre-tax income from the policy as the weather from October 1, 2001 through September 30, 2002 was 462 HDDs warmer than the normal HDDs as defined by the terms of the policy. This income from the policy was accrued in “Accounts receivable” at September 30, 2002, and cash was subsequently received in October 2002 from the underwriter of the insurance policy. No benefits were received from the insurance in fiscal year 2001 due to colder-than-normal weather.

     The weather insurance policy is accounted for under the guidelines issued by the Emerging Issues Task Force (EITF) of the FASB in Issue No. 99-2. Washington Gas records both the benefits and the costs of the insurance in “Other income (expenses)–net” in the Statements of Income.

     CONCENTRATION OF CREDIT RISK

     The revenues of the regulated utility segment accounted for approximately 63.6 percent of WGL Holding’s total consolidated revenues. There is a relatively low concentration of credit risk in the regulated utility due to the large number of customers, none of which are singularly large as a percentage of the regulated utility’s total customer base.

     The concentration of credit risk for WGEServices’ retail energy-marketing business as it relates to the size of its customer base is very similar to the credit risk associated with the regulated utility. The retail energy-marketing business purchases natural gas and electricity from some suppliers that have low credit ratings as determined by major credit rating agencies. This presents a risk to the extent a supplier does not deliver gas or electricity under the terms of its contract and the retail energy-marketing company has to repurchase energy at a higher cost. In July 2003, the sole supplier of electricity to WGEServices filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code but has, to date, continued to honor its contract with WGEServices. Refer to Note 15—Commitments and Contingencies for a further discussion of the credit risk associated with WGEServices’ electric supplier contract.

     DERIVATIVE ACTIVITIES

     The Company applies the accounting guidelines of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively referred to as SFAS No. 133). SFAS No. 133 requires derivative instruments, including derivative instruments embedded in certain contracts, to be recorded at fair value as either an asset or a liability. Changes in the derivative’s fair value are recorded

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

in earnings, unless the derivative meets specific hedge accounting criteria. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative generally are recorded in “Other comprehensive income,” and recognized in income when the hedged item affects earnings. Additionally in accordance with SFAS No. 133, the Company formally documents, designates and assesses the effectiveness of derivatives that are accounted for as hedging instruments. For those derivatives that are associated with activities of the regulated utility that are likely to be recovered from or passed back to customers in future periods, the corresponding fair value is recorded as regulatory assets or regulatory liabilities, rather than through “Other comprehensive income.”

     The Company enters into forward contracts for the purchase of natural gas that qualify as derivatives under SFAS No. 133. Forward contracts are accounted for as normal purchases if it is probable that the contracts will result in physical delivery. Certain forward contracts are recorded as a liability at fair value if the contracts contain volumetric variability or optionality, or contain provisions that allow for a net settlement. Since such contracts relate to the acquisition of natural gas under a hedging program providing for recovery of the actual cost, which has been approved by the regulatory bodies in the District of Columbia, Maryland and Virginia, offsetting mark-to-market amounts are recorded as a regulatory asset or liability.

     From time to time, Washington Gas engages in derivative activities that are designed to minimize interest-rate risk associated with planned issuances of Medium-Term Notes (MTNs). The interest costs associated with issuing MTNs reflect spreads over comparable maturity U.S. Treasury yields. Such spreads take into account credit quality, maturity and other factors.

     Refer to Note 7 – Derivative Instruments for a further discussion of these transactions.

     INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, the Company recognizes deferred income taxes for all temporary differences between the financial statement and tax basis of assets and liabilities at currently enacted income tax rates.

     SFAS No. 109 also requires recognition of the additional deferred income tax assets and liabilities for temporary differences where regulators prohibit deferred income tax treatment for ratemaking purposes of the regulated utility. Regulatory assets or liabilities corresponding to such additional deferred income tax assets or liabilities may be recorded to the extent the Company believes they will be recoverable from or payable to customers through the ratemaking process. Refer to the table in “Regulated Operations” above that depicts the regulated utility’s regulatory assets and liabilities associated with income taxes due from and to customers at September 30, 2003 and 2002. Amounts applicable to income taxes due from and due to customers primarily represent differences between the book and tax basis of net utility plant in service.

     The Company amortizes investment tax credits as reductions to income tax expense over the estimated service lives of the related properties.

     STOCK-BASED COMPENSATION

     Effective April 1, 2003, the Company adopted SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, by providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure in both annual and interim financial statements.

No compensation expense has been recognized in the Consolidated Statements of Income for the stock option grants, as discussed in Note 13 – Stock-Based Compensation. If compensation expense for the stock-based compensation plans had been determined based on the fair value at the grant dates for awards under these plans consistent with the method prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company's net income and earnings per share would have been reduced to the amounts shown in the following table.

Pro Forma Effect of Stock Options

		Years ended September 30,

(In thousands, except per share data)		2003	2002	2001

Net Income As Reported		$112,342	$39,121	$82,445
Add:	Stock-based employee compensation expense included in reported net income, net of tax (a)	1,078	528	610
Deduct:	Total stock-based employee compensation expense determined under the fair value-based method, net of tax	(1,425)	(902)	889
Pro Forma Net Income		$111,995	$38,747	$82,166

Earnings per average common share—basic
	As reported	$2.31	$0.81	$1.75
	Pro forma	2.31	0.80	1.74
Earnings per average common share—diluted
	As reported	$2.30	$0.80	$1.75
	Pro forma	2.30	0.80	1.74

(a)	Reflects compensation expense related to performance shares.

     RECENT ACCOUNTING STANDARDS

     Effective October 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill no longer be amortized over an estimated useful life, but rather be tested annually for impairment and written down to the extent the test indicates the existence of an impairment. In connection with the implementation of this standard, the Company performed a transition impairment test for goodwill as of October 1, 2002, and performed an additional test as of September 30, 2003. For both tests, the Company concluded there was no impairment required to be recorded.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

Accordingly, the adoption of SFAS No. 142 did not have any effect on the Company’s financial statements for the fiscal year ended September 30, 2003. Unamortized goodwill was $2.1 million at September 30, 2003. Amortization expense was not material for fiscal years 2002 and 2001. Discontinuing goodwill amortization for fiscal year 2003 did not have a significant impact on the accompanying financial statements.

     Effective October 1, 2002, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations (ARO). The standard requires that the Company identify legal obligations associated with the retirement of tangible long-lived assets. Liabilities must be recognized and measured at fair value when it is determined that there is a legal obligation associated with the retirement of tangible long-lived assets. The cost associated with the recognition of the liability for AROs is capitalized as part of the related asset’s book value and is depreciated over the expected life of the asset. As of September 30, 2003, the Company did not have a legal obligation to retire any of its tangible long-lived assets or, for certain immaterial assets, the Company could not estimate the ARO. However, the Company’s adoption of SFAS No. 143 did result in a balance sheet reclassification of non-legal asset removal costs of $230.7 million from “Accumulated depreciation and amortization” to a regulatory liability (refer to “Property, Plant and Equipment” above for a discussion of the Company’s policy on asset removal costs).

     Effective January 1, 2003, the Company adopted Financial Accounting Standards Board (FASB) Financial Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 clarifies SFAS No. 5, Accounting for Contingencies, by requiring a guarantor to recognize a liability on its balance sheet for the fair value of the obligation it has assumed under certain guarantees issued or modified after December 31, 2002. Additionally, FIN No. 45 requires expanded disclosures in interim and annual financial statements about a guarantor’s obligations under certain guarantees that it has issued. As of September 30, 2003, the Company did not have any obligations under guarantees that would be required to be recognized as a liability on the balance sheet. However, the Company did have obligations under guarantees subject to the disclosure requirements of FIN No. 45 (see Note 15—Commitments and Contingencies).

     Effective July 1, 2003, the Company adopted SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. Specifically, this statement clarifies the circumstances by which a contract with an initial net investment meets the characteristics of a derivative according to SFAS No. 133, and when a derivative contains a financing component that warrants special reporting in the Statements of Cash Flows (see Note 7 – Derivative Instruments). The adoption of this accounting standard did not have a material effect on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires certain financial instruments that historically have been classified as equity to be classified as liabilities (or as an asset in certain circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company on October 1, 2003. Management has reviewed the effects of this standard and concluded that it will not affect the Company’s consolidated financial statements.

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB 51. The primary objectives of FIN No. 46 are to provide guidance on the identification and

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

consolidation of variable interest entities (VIEs), which are entities by which control is achieved through means other than through voting rights. FIN No. 46 is effective commencing on October 1, 2003 for all new VIEs created subsequent to February 1, 2003. For all VIEs created prior to February 1, 2003, FIN No. 46 is effective for the Company by December 31, 2003. Management has reviewed the effects of this standard and concluded that it will not affect the Company’s consolidated financial statements.

2. CORPORATE RESTRUCTURING

     At its March 3, 2000 Annual Meeting of Shareholders, Washington Gas shareholders approved, by a two-thirds majority, a proposal to form WGL Holdings, a holding company established under the Public Utility Holding Company Act of 1935. The Company subsequently received the necessary regulatory approvals, and the corporate restructuring was completed on November 1, 2000. Since this restructuring, Washington Gas, the regulated utility, and its former subsidiaries have operated as separate subsidiaries of WGL Holdings.

     On the November 1, 2000 date of restructuring, stock certificates previously representing shares of Washington Gas common stock also represented the same number of shares of WGL Holdings common stock. All serial preferred stock issued by Washington Gas remains issued and outstanding as shares of Washington Gas serial preferred stock. The dividend rates for the preferred stock were not changed and those dividends continue to be paid by Washington Gas. All outstanding indebtedness and other obligations of Washington Gas prior to the restructuring remain outstanding as obligations of Washington Gas. Holders of Washington Gas’ long-term debt continue as security holders of Washington Gas.

3. DISPOSITION OF LIMITED LIABILITY COMPANY INVESTMENT

     In August 1999, Washington Gas and Thayer Capital Partners (Thayer) formed Primary Investors, a limited liability company. Effective November 1, 2000, in connection with a corporate restructuring, Washington Gas transferred its ownership interest in Primary Investors to WGL Holdings. WGL Holdings and Thayer each owned 50 percent of Primary Investors.

     On September 20, 2002, WGL Holdings and Thayer entered into an agreement to restructure Primary Investors such that WGL Holdings has no liability or financial commitment to Thayer, Primary Investors or any subsidiary of Primary Investors. On October 15, 2002, WGL Holdings and Primary Investors executed a final closing, and WGL Holdings transferred all of its interest in Primary Investors to Thayer. Since September 30, 2002, the Company had no net investment in this equity venture nor was there any effect on consolidated net income from this venture during fiscal year 2003. Net income for fiscal years ended 2002 and 2001 included a net loss from these operations of $3.5 million and $2.2 million, respectively, as well as an impairment provision of $9.4 million and $3.9 million, respectively, to reflect the permanent decline in value.

4. SALES OF PROPERTY

     In March 2003, the Company’s regulated utility recognized a pre-tax gain of $4.1 million (or $2.5 million after-tax) from the sale of its headquarters building and land located in downtown Washington, D.C. This gain was reported in “Other income (expenses) – net” for the year ended September 30, 2003 in accordance with regulatory accounting. The fiscal year 2003 results also include estimates for potential refunds to customers based on the outcome of regulatory decisions related to this gain.

     In the first quarter of fiscal year 2003, the Company’s non-utility operations recognized a pre-tax gain of $1.6 million (or $926,000 after-tax) from the sale of its interest in a land development venture.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

5. SHORT-TERM DEBT

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

     On May 2, 2003, Washington Gas and WGL Holdings executed revolving credit agreements with a group of banks in the amounts of $175 million and $130 million, respectively. Washington Gas and WGL Holdings pay facility fees of 11 basis points and 13 basis points, respectively, for the revolving credit agreements, which will expire on April 30, 2004.

     Both WGL Holdings and Washington Gas can reduce the amount of commitments at their option. Collectively, the borrowing options under both credit agreements include, but are not limited to, the prime lending rate and the Eurodollar rate.

     At September 30, 2003, WGL Holdings and its subsidiaries had $166.7 million in commercial paper outstanding at a weighted average cost of 1.17 percent. Included in this balance was $65.2 million in commercial paper that Washington Gas had outstanding at September 30, 2003. At September 30, 2002, WGL Holdings and its subsidiaries had $90.9 million in commercial paper outstanding at a weighted average cost of 1.92 percent. Included in this balance was $25.7 million in commercial paper that Washington Gas had outstanding at September 30, 2002.

6. LONG-TERM DEBT

     FIRST MORTGAGE BONDS

     The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by the regulated utility, other than a small amount of property that is expressly excluded. The regulated utility had no debt outstanding under the Mortgage at September 30, 2003 and 2002. Under the holding company structure discussed in Note 2—Corporate Restructuring, any FMBs that may be issued in the future will represent an indebtedness of Washington Gas.

     SHELF REGISTRATION

     At September 30, 2003, Washington Gas was authorized to issue up to $250.0 million of long-term debt under a shelf registration that was declared effective by the Securities and Exchange Commission (SEC) on April 24, 2003. On May 20, 2003, Washington Gas executed a Distribution Agreement with certain financial institutions for the issuance and sale of debt securities included in the shelf registration statement.

     UNSECURED MEDIUM-TERM NOTES

     Washington Gas issues unsecured medium-term notes (MTNs) with individual terms regarding interest rates, maturities and call or put options that are an integral part of the basic debt instrument. These notes can have maturity dates of one or more years from the date of issuance. At September

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

30, 2003 and 2002, the weighted average interest rate on all outstanding MTNs was 6.58 percent and 6.60 percent, respectively.

     The indenture for these unsecured MTNs provides that Washington Gas will not issue any FMBs under its Mortgage without securing all MTNs with all other debt secured by the Mortgage.

     Certain of Washington Gas’ outstanding MTNs have call options, put options, or both. Certain other MTNs have attached a make-whole call feature that pays the holder a premium based on a spread over the yield to maturity of a U.S. Treasury security having a comparable maturity, when that particular note is called by Washington Gas before its stated maturity date. With the exception of this make-whole call feature and one other relatively minor issuance, Washington Gas is not required to pay call premiums for calling debt prior to the stated maturity date.

     Additionally, on November 17, 2003, Washington Gas paid $37.2 million plus accrued interest to redeem $36.0 million of 6.95 percent MTNs that were due in 2024, and replaced this debt with $37.0 million of 4.88 percent MTNs due in 2013 that were issued in November 2003. The $1.2 million loss incurred in connection with the debt retirement was deferred and will be amortized over the life of the newly issued debt in accordance with regulatory accounting. Refer to Note 7 – Derivative Instruments for a discussion of a derivative transaction that was settled concurrent with the new debt issuance.

     LONG-TERM DEBT MATURITIES

     Maturities of long-term debt for each of the next five fiscal years and thereafter as of September 30, 2003 are summarized in the following table.

Long-Term Debt Maturities (1)
(In millions)	MTNs	Other	Total

2004	$12.0	$0.2	$12.2
2005	60.5	0.2	60.7
2006	50.0	0.1	50.1
2007	85.0	—	85.0
2008	45.1	—	45.1
Thereafter	380.5	15.7	396.2

Total	633.1	16.2	649.3
Less: current maturities	12.0	0.2	12.2

Total non-current (2)	$621.1	$16.0	$637.1

(1)	Excludes unamortized discounts of $442,000 as of September 30, 2003.

(2)	The $36.0 million outstanding balance of MTNs at September 30, 2003 that were subsequently retired in November 2003 (as discussed above) was included as non-current debt rather than current maturities at September 30, 2003 since this debt was replaced in November 2003 with newly issued long-term debt.

7. DERIVATIVE INSTRUMENTS

     Washington Gas enters into forward contracts and other related transactions for the purchase of natural gas that qualify as derivatives under SFAS No. 133. Certain forward contracts are recorded on the balance sheet at fair value as they contained volumetric variability or optionality, or contained provisions that allowed for a net settlement. The fair value (loss)/gain of these forward contracts and other related derivative transactions at September 30, 2003 and 2002 totaled ($3.3) million and $1.3 million, respectively, and was recorded as a (payable)/receivable, with a corresponding amount recorded as a regulatory asset/(liability) in accordance with regulatory accounting.

     Washington Gas engages in derivative activities that are designed to minimize interest-rate risk associated with planned issuances of MTNs. On June 4, 2003, Washington Gas entered into two forward-starting swaps with an aggregate notional principal amount of $62.0 million to mitigate a substantial portion of interest-rate

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

risk associated with debt transactions planned for fiscal year 2004. These swaps were designated as cash flow hedges and, in accordance with SFAS No. 133, carried at fair value. At September 30, 2003, the estimated fair value gain related to these swaps totaled $2.8 million, and was recorded as a receivable with a corresponding amount recorded as a regulatory liability in accordance with regulatory accounting. These swaps are scheduled to terminate concurrently with the execution of the planned debt transactions during fiscal year 2004. Concurrent with the issuance of MTNs in November 2003 (see Note 6 – Long-Term Debt), Washington Gas terminated $37.0 million of the total $62.0 million aggregate notional principal of the forward-starting swaps. Washington Gas received $2.6 million associated with the settlement of this hedge agreement, which was recorded as a reduction to unamortized debt issuance costs and will be amortized over the life of the newly issued MTNs in accordance with regulatory accounting.

     The Company’s non-regulated retail energy-marketing subsidiary, WGEServices, holds certain contracts for the sale and purchase of natural gas, as well as call and put options for the sale and purchase of natural gas, which qualify as derivative instruments under SFAS No. 133. The call options fix the price of gas WGEServices would pay if colder-than-normal weather required WGEServices to purchase additional natural gas supply over the amounts that were originally expected to be sold based on normal weather. Conversely, the put options fix the price of gas WGEServices would receive if weather were warmer than normal and there were excess supplies available. The derivative instruments are recorded at their fair value on the Company’s Consolidated Balance Sheets. Incremental changes in the fair value of these various derivative instruments are reflected in the earnings of the retail energy-marketing segment. At September 30, 2003, WGEServices had open call and put options valued at $162,000 and $26,000, respectively, and recorded net gains of $271,000 during fiscal year 2003 related to these options. At September 30, 2002, WGEServices had open call and put options valued at $170,000 and $3,000, respectively, and recorded net losses of $373,000 during fiscal year 2002 related to these options.

     WGEServices also holds an HDD option contract, which is used to manage the risk of increased usage caused by colder-than-normal weather for a limited number of its customers, where such customers have chosen a fixed-price and volume service. This contract pays WGEServices a fixed dollar amount for every HDD over a specified level during the calculation period. Similar to Washington Gas’ weather insurance policy (see Note 1 – Accounting Policies), this contract is accounted for under the guidelines issued by EITF Issue No. 99-2. For fiscal year 2003, WGEServices recorded a gain related to this hedge of $372,000. No such gains or losses were recorded in fiscal year 2002 or 2001.

8. COMMON STOCK

     Effective November 1, 2000, WGL Holdings began operations as the parent company of Washington Gas and its former subsidiaries. At that time, Washington Gas had 80,000,000 shares of $1 par value common stock authorized, of which 46,612,580 shares were issued. As a result of the reorganization, stock certificates previously representing shares of Washington Gas common stock represent the same number of shares of WGL Holdings’ common stock. The Company did not have any restrictions on its cash balances that would impact the payment of dividends by WGL Holdings or its subsidiaries as of September 30, 2003.

     SALE OF COMMON STOCK

     In June 2001, WGL Holdings publicly sold 2,038,500 shares of common stock at $26.73 per share before underwriting discounts of $0.895 per share. Net proceeds from the sale of the shares of $52.7 million were used for general corporate purposes of the regulated utility, including capital expenditures and working capital requirements.

     COMMON STOCK OUTSTANDING

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

     Shares of common stock outstanding, net of treasury shares, were 48,611,563 at September 30, 2003, and 48,564,667 and 48,542,745 at September 30, 2002 and 2001, respectively.

     COMMON STOCK RESERVES

     At September 30, 2003, there were 7,125,741 authorized, but unissued, shares of common stock reserved under the following plans.

Common Stock Reserves

Reserved for:	Number of Shares

Incentive compensation plan*	1,896,801
Dividend reinvestment and common stock purchase plan	4,729,375
Employee savings plans	417,382
Directors’ stock compensation plan	82,183

Total common stock reserves	7,125,741

*	Included are shares that potentially could be issued and that would reduce the Incentive Compensation Plan shares authorized. These shares include 615,384 shares dedicated to incentive stock options issued but not exercised, and 181,533 shares dedicated to performance shares granted but not vested.

     Refer to Note 13 – Stock-Based Compensation for a discussion regarding the Company’s stock-based compensation plans.

9. PREFERRED STOCK

     Washington Gas has three series of preferred stock outstanding, and each series is callable by Washington Gas. All three series have a dividend preference that prevents Washington Gas from declaring and paying common dividends unless preferred dividends have been paid. In addition, all outstanding shares of preferred stock have a preference as to the amounts that would be distributed in the event of a liquidation or dissolution of Washington Gas. The following table presents this information, as well as call prices for each preferred stock series outstanding.

Preferred Stock

		Liquidation Preference
Preferred		per Share
Series	Shares			Call Price
Outstanding	Outstanding	Involuntary	Voluntary	Per Share

$4.80	150,000	$100	$101	$101
$4.25	70,600	$100	$105	$105
$5.00	60,000	$100	$102	$102

10. EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period (see Note 13 – Stock-Based Compensation). The following table reflects the computation of the Company’s basic and diluted EPS for WGL Holdings for fiscal years ended September 2003, 2002 and 2001, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

Basic EPS and Diluted EPS

	Net		Per Share
(In thousands, except per share data)	Income	Shares	Amount

Fiscal Year Ended September 30, 2003
Basic EPS:
Net income	$112,342	48,587	$2.31
Stock-based compensation plans	—	169

Diluted EPS:
Net income	$112,342	48,756	$2.30

Fiscal Year Ended September 30, 2002
Basic EPS:
Net income	$39,121	48,563	$0.81
Stock-based compensation plans	—	88

Diluted EPS:
Net income	$39,121	48,651	$0.80

Fiscal Year Ended September 30, 2001
Basic EPS:
Net income	$82,445	47,120	$1.75
Stock-based compensation plans	—	70

Diluted EPS:
Net income	$82,445	47,190	$1.75

11. INCOME TAXES

     The Company and its subsidiaries file a consolidated federal income tax return. The Company’s federal income tax returns for all years through September 30, 1999 have been reviewed and closed, or closed without review by the Internal Revenue Service. The Company and its subsidiaries also participate in a tax sharing agreement that establishes the method for allocating losses utilized on a consolidated federal income tax return. State income tax returns are filed on a separate company basis in states where the Company has operations and/or a requirement to file.

     The Statements of Income Taxes provide the following: (i) the components of income tax expense; (ii) a reconciliation between the statutory federal income tax rate and the effective income tax rate and (iii) the components of accumulated deferred income tax assets and liabilities at September 30, 2003 and 2002.

     During fiscal year ended September 30, 2003, the Company recognized tax benefits of $2.4 million from the release of a valuation allowance associated primarily with previously unrecognized capital losses. A valuation allowance of $4.0 million remained for unused tax benefits of capital losses as of September 30, 2003.

12. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

     Washington Gas maintains a qualified, trusteed, non-contributory defined benefit pension plan covering all active and vested former employees of Washington Gas. To the extent allowable by law, Washington Gas funds pension costs accrued for the qualified plan. Assets under the defined benefit pension plan are valued using a method designed to spread realized and unrealized asset gains and losses from all assets over a period of five years.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

     Executive officers of Washington Gas also participate in a non-funded supplemental executive retirement plan (SERP). A rabbi trust has been established for the potential future funding of the SERP liability.

     As of September 30, 2003, the Company had recorded a minimum pension obligation that included $5.3 million in regards to the SERP with corresponding adjustments to “Regulatory assets” and “Other comprehensive income” of $4.2 million and $1.1 million, respectively. Based on the regulatory treatment in certain jurisdictions, the Company believes that it will be able to ultimately recover a significant portion of the additional minimum liability through future rates. Should the Company not recover this minimum liability through future rates, a balance sheet adjustment would be made to reclassify the obligation from “Regulatory assets” to “Other comprehensive income,” a component of “Common shareholders’ equity.”

     Certain subsidiaries of the Company offer defined-contribution savings plans to eligible employees, covering all employee groups. These plans allow participants to defer on a pre-tax or after-tax basis, a portion of their salaries for investment in various alternatives. The Company makes matching contributions to the amounts contributed by employees in accordance with the specific plan provisions. The Company’s contribution to the plans were $3.0 million, $2.9 million and $2.6 million during fiscal years 2003, 2002 and 2001, respectively.

     The Company provides certain healthcare and life insurance benefits for retired employees. Substantially all employees of the regulated utility may become eligible for such benefits if they attain retirement status while working for Washington Gas. The Company accounts for these benefits under the provisions of SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The Company elected to amortize the accumulated post-retirement benefit obligation of $190.6 million existing at the October 1, 1993 adoption date of this standard, known as the transition obligation, over a twenty-year period. Effective January 1, 2004, changes are being made to post-retirement medical benefits that reduced the Company’s post-retirement benefit obligations by $37.9 million as of September 30, 2003.

     The following tables show certain information about the Company’s post-retirement benefits:

Post-Retirement Benefits

(In millions)	Pension Benefits		Health & Life Benefits

Years Ended September 30,	2003	2002	2003	2002

Change in benefit obligation
Benefit obligation at beginning of year	$567.1	$501.3	$322.9	$257.1
Service cost	9.2	8.1	8.0	6.1
Interest cost	35.9	35.5	20.5	18.2
Change in plan benefits	—	—	(37.9)	—
Actuarial loss	35.6	53.0	62.7	56.1
Benefits paid	(31.9)	(30.8)	(15.0)	(14.6)

Benefit obligation at end of year	615.9	567.1	361.2	322.9

Change in plan assets
Fair value of plan assets at beginning of year	611.2	681.7	147.3	132.2
Actual return/(loss) on plan assets	83.1	(38.6)	2.8	4.5
Company contributions	1.2	1.3	28.4	25.2
Expenses	(2.1)	(2.4)	—	—
Benefits paid	(31.9)	(30.8)	(15.0)	(14.6)

Fair value of plan assets at end of year	661.5	611.2	163.5	147.3

Funded status
Funded status of plan	45.6	44.1	(197.7)	(175.6)
Unrecognized actuarial net (gains)/losses	(11.3)	(19.4)	124.3	54.1
Unrecognized prior service cost	17.8	20.2	—	—
Unrecognized transition (assets) obligation	0.2	0.3	57.4	104.9

Prepaid (accrued) benefit cost	$52.3	$45.2	$(16.0)	$(16.6)

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

	Pension Benefits		Health & Life Benefits

(In millions)	2003	2002	2003	2002

Total amounts recognized on balance sheet
Prepaid benefit cost	$66.8	$58.5	$—	$—
Accrued benefit liability	(19.8)	(18.5)	(16.0)	(16.6)
Regulatory asset	4.2	5.2	—	—
Accumulated other comprehensive income	1.1	—	—	—

Total recognized	$52.3	$45.2	$(16.0)	$(16.6)

			Health &
	Pension Benefits		Life Benefits

Assumptions as of September 30,	2003	2002	2003	2002

Discount rate
Components of pension cost	6.50%	7.25%	6.50%	7.25%
Benefits obligations	6.00%	6.50%	6.00%	6.50%
Expected return on plan assets	8.50%	8.50%	8.25%	8.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

     The Company has assumed healthcare cost trend rates for fiscal year 2003 for Medicare eligible and non-Medicare eligible retirees of 9.92 percent and 8.50 percent, respectively, and expects these rates to decrease gradually to 5.75 percent and 5.50 percent, respectively, in 2007 and remain at those levels thereafter.

Components of Net Periodic Benefit Costs (Income)

	Pension Benefits			Health and Life Benefits

(In millions)	2003	2002	2001	2003	2002	2001

Components of net periodic benefit cost (income)
Service cost	$9.2	$8.1	$7.8	$8.0	$6.1	$4.4
Interest cost	35.9	35.5	34.7	20.6	18.3	16.1
Expected return on plan assets	(54.0)	(55.8)	(51.7)	(11.4)	(10.2)	(8.8)
Recognized prior service cost	2.3	2.3	2.3	—	—	—
Recognized actuarial loss (gain)	0.5	(6.5)	(10.2)	1.1	—	(2.5)
Amortization of transition obligation (asset)-net	0.2	(0.9)	(2.4)	9.5	9.5	9.5

Net periodic benefit cost (income)	(5.9)	(17.3)	(19.5)	27.8	23.7	18.7

Amount capitalized as construction cost	1.5	4.4	3.6	(5.8)	(4.2)	(3.8)
Amount deferred as regulatory asset/liability-net	0.8	3.4	3.4	0.6	1.4	2.1

Amount charged (credited) to expense	$(3.6)	$(9.5)	$(12.5)	$22.6	$20.9	$17.0

     The projected benefit obligation and accumulated benefit obligation for the Company’s non-funded SERP, which had accumulated benefits in excess of plan assets, were $21.8 million and $19.7 million, respectively, as of September 30, 2003, and $20.5 million and $18.4 million, respectively, as of September 30, 2002. The plan has no assets.

     The assumed healthcare trend rate has a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in the assumed healthcare trend rate would have the following effects:

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

Healthcare Trends

	1-Percentage-	1-Percentage-
(In millions)	Point Increase	Point Decrease

Increase (decrease) total service and interest cost components	$5.3	$(4.0)
Increase (decrease) post-retirement benefit obligation	$50.8	$(37.2)

     A significant portion of the estimated post-retirement medical and life insurance benefits apply to the Company’s regulated activities.

     The Public Service Commission of the District of Columbia (PSC of DC) granted the recovery of post-retirement medical and life insurance benefit costs determined in accordance with GAAP through a five-year phase-in plan that ended September 30, 1998. The regulated utility deferred the difference generated during the phase-in period as a regulatory asset. Effective October 1, 1998, the PSC of DC granted the regulated utility full recovery of costs determined under GAAP, plus a fifteen-year amortization of the regulatory asset established during the phase-in period.

     On September 28, 1995, the State Corporation Commission of Virginia (SCC of VA) issued a generic order that allowed the regulated utility to recover most costs determined under GAAP in rates over twenty years. The SCC of VA, however, set a forty-year recovery period of the transition obligation. As prescribed by GAAP, the regulated utility amortizes these costs over a twenty-year period.

     The Public Service Commission of Maryland (PSC of MD) has not rendered a decision that specifically addresses recovery of post-retirement medical and life insurance benefit costs determined in accordance with GAAP. However, the PSC of MD has approved a level of rates sufficient to recover the costs determined under GAAP.

     Post-retirement medical and life insurance benefit costs deferred as a regulatory asset at September 30, 2003 and 2002 were $6.6 million and $7.2 million, respectively. The regulated utility expects that these costs will be recovered over a twenty-year period that began October 1, 1993.

     Each regulatory commission having jurisdiction over the regulated utility requires it to fund amounts reflected in rates for post-retirement medical and life insurance benefits to irrevocable trusts. The expected long-term rate of return on the assets in the trusts was 8.25 percent for fiscal years 2003, 2002 and 2001. The regulated utility assumes a 39.6 percent income tax rate to compute taxes on the taxable portion of the income in the trusts.

13. STOCK-BASED COMPENSATION

     The Company and its subsidiaries periodically provide compensation in the form of common stock to certain employees and Company directors. The Company designed its stock-based compensation plans to promote its long-term success by attracting, recruiting and retaining key employees, and providing certain employees and Company directors an ownership interest in the Company, thereby promoting a closer alignment of interests between such persons and the Company’s shareholders. Under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company applies Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. The stock-based compensation arrangements are discussed more fully below.

     STOCK-BASED COMPENSATION FOR KEY EMPLOYEES

     The Company has granted restricted stock to participants in the Long-Term Incentive Compensation Plan (LTICP) and to certain other employees. These shares have restrictions on vesting, sale and

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

transferability. Restrictions lapse with the passage of time. The Company holds the certificates for restricted stock until the shares fully vest. In the interim, the participants receive full dividend and voting rights. The LTICP expired on June 27, 1999 and was replaced with the 1999 Incentive Compensation Plan (1999 Plan).

     Approved by the shareholders in February 1999 and amended in March 2003, the 1999 Plan allows the Company to grant up to 2,000,000 shares of unrestricted common stock to officers and key employees. Under the 1999 Plan, the Company may impose performance goals, which if unattained, may result in participants forfeiting all or part of the award. Through September 30, 2003, the Company granted an aggregate of 268,038 performance shares under the 1999 Plan, which currently vest over 36 months from the date of grant. At the end of the associated vesting period, the issuance of any performance shares depends upon the Company’s achievement of performance goals for total shareholder return relative to a selected peer group.

     In accordance with APB No. 25, the Company recognizes estimated compensation expense for restricted stock and performance shares ratably over the shares’ vesting periods. The following table discloses the number of shares granted and outstanding under the LTICP and 1999 Plan, as well as the associated weighted average fair value at grant dates and compensation expense recognized during each reporting period.

Schedule of LTICP and 1999 Plan Shares Outstanding

	Long-Term Incentive
	Compensation Plan			1999 Plan

	2003	2002	2001	2003	2002	2001

Shares outstanding — beginning of period	8,300	16,470	36,700	117,088	107,071	73,694
Shares granted
Performance shares	—	—	—	91,232	64,105	33,377
Shares vested	(5,900)	(8,170)	(17,670)	(26,787)	(40,332)	—
Shares forfeited	—	—	(2,560)	—	(13,756)	—

Shares outstanding — end of period	2,400	8,300	16,470	181,533	117,088	107,071

Weighted average fair value on grant dates	$—	$—	$—	$23.91	$26.89	$26.88

Compensation expense recognized	$83,119	$150,000	$209,000	$1,574,594	$662,836	$730,213

     STOCK OPTIONS OUTSTANDING AND OTHER INFORMATION

     Through the end of fiscal year 2003, the Company granted an aggregate of 694,341 non-qualified stock options to officers under the 1999 Plan, 615,384 of which were outstanding at September 30, 2003. Since the stock options were granted at the fair market value of the Company’s stock on the grant dates, no compensation expense was recognized for any fiscal year. During fiscal year 2003, a total of 88,120 stock options became vested and may be exercised at various times through September 30, 2010 at prices ranging from $24.063 to $26.875 with a weighted average exercise price of $26.650. The Company's stock options generally have a vesting period of three years, and expire ten years from the date of grant.

     The following table provides additional information regarding nonqualified stock options granted under the 1999 Plan for fiscal years 2003, 2002 and 2001, including the assumptions used to calculate the fair market value of the stock options granted in each fiscal year.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

Stock Options
Years ended September 30,	2003	2002	2001

Stock options outstanding, beginning of year	411,836	271,604	209,969
Stock options granted	238,424	156,698	89,250
Stock options exercised	(28,826)	—	(27,615)
Stock options forfeited	(6,050)	(16,466)	—

Stock options outstanding, end of year	615,384	411,836	271,604

Exercise prices of stock options outstanding, end of year:
Low	$22.63	$22.63	$22.63
High	$27.13	$27.13	$27.13
Weighted average	$25.00	$25.64	$25.41

Weighted average remaining vesting life of stock options outstanding, end of year	1.6 years	1.6 years	1.5 years

Fair market value assumptions (Black-Scholes model):
Dividend yield	5.3%	5.3%	4.6%
Expected stock-price volatility	21.55%	24.0%	24.0%
Risk-free interest rate	1.58%	6.3%	6.3%
Expected option life	3 years	3 years	3 years
Weighted-average fair market value of stock options granted during the year	$2.13	$4.41	$4.57

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

     STOCK GRANTS TO DIRECTORS

     Non-employee directors receive a portion of their annual retainer fee in the form of common stock through the Directors’ Stock Compensation Plan. Up to 120,000 shares of common stock may be awarded under the plan. Shares granted to directors totaled 7,500, 5,600 and 5,600 for fiscal years 2003, 2002 and 2001, respectively. For those periods, the fair value of the stock on the grant dates was $24.89, $29.18 and $29.19, respectively. Shares awarded to the participants: (i) vest immediately and cannot be forfeited; (ii) may be sold or transferred; and (iii) have voting and dividend rights.

14. ENVIRONMENTAL MATTERS

     The Company and its subsidiaries are subject to federal, state and local laws and regulations related to environmental matters. These evolving laws and regulations may require expenditures over a long timeframe to control environmental impacts. Estimates of liabilities for environmental response costs are difficult to determine with precision because of the various factors that can affect their ultimate level. These factors include, but are not limited to the following:

•	the complexity of the site;
•	changes in environmental laws and regulations at the federal, state and local levels;
•	the number of regulatory agencies or other parties involved;
•	new technology that renders previous technology obsolete or experience with existing technology that proves ineffective;
•	the ultimate selection of technology;
•	the level of remediation required and
•	variations between the estimated and actual period of time that must be dedicated to respond to an environmentally-contaminated site.

     The Company has identified up to ten sites where Washington Gas or its predecessors may have operated manufactured gas plants (MGP). Washington Gas last used any such plant in 1984. In connection with these operations, Washington Gas is aware that coal tar and certain other by-products of the gas manufacturing process are present at or near some former sites and may be present at others. Washington Gas does not believe that any of the sites present any unacceptable risk to human health or the environment.

     At one of the former MGP sites, studies show the presence of coal tar under the site and an adjoining property. Washington Gas has taken steps to control the movement of contaminants into an adjacent river by installing a water treatment system that removes and treats contaminated groundwater at the site. Washington Gas received approval from governmental authorities for a comprehensive remediation plan for the majority of the site that will allow commercial development of Washington Gas’ property. Washington Gas has entered into an agreement with a national developer for the development of this site in phases. Washington Gas also has entered into a ground lease and obtained an economic interest for the first two phases of development. Construction has been completed on the first two phases of this development. Washington Gas continues to seek approval of a remediation plan for the remainder of the site, including an adjoining property owned by a separate unaffiliated entity.

     At a second former MGP site and on an adjacent parcel of land, Washington Gas made application under a state voluntary closure program. Washington Gas has developed a remediation plan for the site and is currently seeking approval of that plan from the state.

     Washington Gas believes, at this time, that the appropriate remediation has been or is being undertaken, or that no remediation is necessary at the remaining eight sites.

     At September 30, 2003 and 2002, Washington Gas had a liability of $6.8 million and $7.1 million, respectively, on an undiscounted basis related to future environmental response costs, which included

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

the estimated costs for the ten MGP sites. These estimates principally include the minimum liabilities associated with a range of environmental response costs expected to be incurred at the sites identified. At September 30, 2003 and 2002, Washington Gas estimated the maximum liability associated with all of its sites to be approximately $14.9 million and $15.4 million, respectively. The estimates were determined by Washington Gas’ environmental experts, based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. Variations within the range of estimated liability result primarily from differences in the number of years that will be required to perform environmental response processes at each site and the extent of remediation that may be required.

     Regulatory orders issued by the PSC of MD allow Washington Gas to recover the costs associated with the sites applicable to Maryland over periods ranging from five to thirty years. Rate orders issued by the PSC of DC allow Washington Gas a three-year recovery of prudently incurred environmental response costs, and allow Washington Gas to defer additional costs incurred between rate cases. The SCC of VA allows the recovery of prudent environmental remediation costs.

     At September 30, 2003 and 2002, Washington Gas reported a regulatory asset of $4.3 million and $5.2 million, respectively, for the portion of environmental response costs it believes are recoverable in future rates. Washington Gas does not expect that the ultimate impact of these matters will have a material adverse effect on its financial statements.

15. COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     Minimum future rental payments under operating leases over the next five years and thereafter are as follows:

Minimum Payments Under Operating Leases

(In millions)

2004	$3.2
2005	3.2
2006	3.3
2007	3.3
2008	3.4
Thereafter	30.6

Total	$47.0

Rent expense totaled $1.8 million, $809,000 and $710,000 in fiscal years ended 2003, 2002 and 2001, respectively.

     REGULATED UTILITY OPERATIONS

     Natural Gas Contracts – Minimum Commitments

     At September 30, 2003, Washington Gas had service agreements with four pipeline companies that provide direct service and one upstream pipeline company that provides for firm transportation and storage services. These agreements, which have expiration dates ranging from fiscal years 2004 to 2017, require Washington Gas to pay fixed charges each month. As of September 30, 2003, based on current estimates of growth of the Washington Gas system, together with current expectations of the timing and extent of unbundling

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

initiatives in the Washington Gas service territory, the minimum aggregate amount of required payments under the pipeline service agreements total approximately $679.4 million for contracts in effect through 2017. Certain agreements give Washington Gas an option to turn back capacity prior to the end of the agreements, which, if not exercised, would increase the aggregate amount of the required payments. The SCC of VA has approved mandatory assignment of firm transportation to third party marketers. The issue is still pending in the District of Columbia and, while recently rejected in Maryland the issue can be brought up in a subsequent Maryland proceeding. These assignments could reduce the aggregate amount of required payments and the amount of turn-back capacity depending on the capacity required for third-party marketers.

     The following table summarizes the contract minimum payments that Washington Gas will make under its pipeline transportation contracts during the next five fiscal years and thereafter.

Washington Gas Contract Minimums

(In millions)	Pipeline contracts

2004	$116.9
2005	101.4
2006	88.7
2007	86.7
2008	82.3
Thereafter	203.4

Total	$679.4

     When a customer selects a third-party marketer to provide supply, Washington Gas generally assigns pipeline and storage capacity to third-party marketers to deliver gas to Washington Gas’ city gate. If a customer does not select a third-party marketer, Washington Gas has a commodity acquisition plan to acquire the natural gas supply to serve the customer.

     In connection with this plan, Washington Gas utilizes an asset manager to acquire the necessary supply to serve these customers. Washington Gas’ commitment to the asset manager is to purchase gas supply at market prices that are tied to various public indices for natural gas. The contract commitment is related to customer demand, and there are no minimum bill commitments. Accordingly, there are no commitment amounts included in the table above.

     Currently, Washington Gas recovers the cost of gas through the purchased gas cost recovery mechanisms included in its retail rate schedules in each of its jurisdictions. However, the timing and extent of Washington Gas’ initiatives or regulatory requirements to separate the purchase and sale of natural gas from the delivery of gas could cause its gas supply commitments to be in excess of its continued sales obligations.

     Washington Gas has rate provisions in each of its jurisdictions that would allow it to continue to recover potential excess commitments in rates. The regulated utility also actively manages its supply portfolio to ensure its sales and supply obligations remain balanced. This reduces the likelihood that the contracted supply commitments would exceed supply obligations. However, to the extent Washington Gas were to determine that changes in regulation would cause it to discontinue recovery of these costs in rates, the regulated utility would be required to charge these costs to expense without any corresponding revenue recovery. If this occurred, depending upon the timing of the occurrence, the related impact on the Company’s financial position and results of operations would likely be significant.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

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

     District of Columbia (PSC of DC) Jurisdiction

     In response to an Order issued by the Public Service Commission of the District of Columbia (PSC of DC) on March 28, 2003, the District of Columbia Office of the People’s Counsel (DC OPC-a participant in the regulatory proceeding) filed an appeal with the District of Columbia Court of Appeals. The filing seeks to overturn certain portions of the March 28, 2003 ruling by the PSC of DC. In its March 28, 2003 ruling, the PSC of DC upheld a previous ruling that rejected a proposal by the DC OPC to refund to customers, asset management revenues previously received by Washington Gas. This ruling became effective on April 9, 2003. If the District of Columbia Court of Appeals were to rule in favor of the DC OPC in this matter, Washington Gas would be required to refund the amounts previously recorded in revenues totaling approximately $9.2 million (on a pre-tax basis). Though Washington Gas cannot predict the final outcome of this matter, it believes that the DC OPC’s appeal is without merit and, accordingly, no liability has been recorded related to this matter.

     Virginia Jurisdiction

     On June 14, 2002, Washington Gas filed an application with the State Corporation Commission of Virginia (SCC of VA) to increase annual revenues in Virginia. The Shenandoah Gas Division of Washington Gas (Shenandoah) was included in the application. The application requested an increase in overall annual revenues of approximately $23.8 million. Under the regulations of the SCC of VA, Washington Gas placed the proposed general revenue increase into effect on November 12, 2002, subject to refund, pending the SCC of VA’s final decision in the proceeding. In its financial statements from November 12, 2002 through September 30, 2003, Washington Gas has recorded a provision for rate refunds, representing the refund required based on management’s judgment of the rate case outcome.

     On September 16, 2003, the Chief Hearing Examiner issued a report recommending that the SCC of VA adopt the Chief Hearing Examiner’s findings for an increase in gross annual revenues of $5.7 million effective November 12, 2002. Of significance in the report of the Chief Hearing Examiner as it relates to the Company’s earnings for the year ended September 30, 2003, were two matters that relate to depreciation.

     In accordance with a previous Order of the SCC of VA, Washington Gas performed a depreciation study, using data as of December 31, 2000, to determine the adequacy of the depreciation rates that Washington Gas was using to record depreciation expense for property located in its Virginia jurisdiction. The Staff of the SCC of VA (VA Staff) issued a letter dated October 2, 2002, approving new depreciation rates for Washington Gas and Shenandoah that would increase annual depreciation expense by approximately $4.0 million. The VA Staff stated its position that the approved rates should be implemented as of January 1, 2002, before the higher depreciation expense was included in Washington Gas’ base rates. All parties agreed that the ultimate decision on the date that new depreciation rates should be implemented should be decided by the SCC of VA in the rate case discussed above. Washington Gas continues to believe that the new depreciation rates should be implemented concurrent with the effective date of new base rates, on November 12, 2002. Washington Gas began recording increased depreciation expense effective on that date.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

     In the September 16, 2003 report mentioned above, the Chief Hearing Examiner concurred with the Company and recommended that the new higher depreciation rates be implemented concurrent with the effective date of new base rates on November 12, 2002. The VA Staff has since requested that the SCC of VA overturn the recommendation of the Chief Hearing Examiner as to the effective date of the new depreciation rates and adopt the VA Staff’s originally recommended implementation date of January 1, 2002. To the extent that the position of the VA Staff adopted by the SCC of VA, Washington Gas would have to record a charge to income for additional depreciation expense of approximately $3.4 million, before income tax benefits, calculated from January 1, 2002 to November 12, 2002, without a corresponding amount of revenue. The Company believes that it is reasonably possible that the SCC of VA will adopt the position Washington Gas has taken on this matter.

     Additionally in the September 16, 2003 report, the Chief Hearing Examiner recommended approval of a VA Staff-proposed adjustment that reduces the net rate base upon which Washington Gas is allowed to earn a rate of return by $42 million. This amount represents the difference between the accumulated reserve for depreciation recorded on the books of Washington Gas and the theoretical reserve that was derived by VA Staff as part of the review of Washington Gas’ depreciation rates. This recommended rate base adjustment, along with a partial offset for accumulated deferred income taxes, reduced the Chief Hearing Examiner’s determination of Washington Gas’ annual revenue requirement by approximately $3.5 million, based on the Chief Hearing Examiner’s recommended overall rate of return. The Chief Hearing Examiner’s recommendation permits continued recovery of this investment in rate base (i.e. the accumulated depreciation reserve deficiency) over the 32-year remaining life of assets currently in service.

     Although this VA Staff proposal related to the accumulated depreciation reserve and related accumulated deferred income taxes were included in the Chief Hearing Examiner’s recommendations, Washington Gas disagrees with this position. On October 14, 2003, Washington Gas filed the Response of Washington Gas Light Company and the Shenandoah Gas Division to the Report of the Chief Hearing Examiner, objecting to the recommended rate base reduction related to the accumulated depreciation reserve deficiency and the related accumulated deferred income taxes, and commenting on other issues. Similarly, on the same date, the VA Staff filed a response with the SCC of VA expressing its opposition to certain matters in the Report of the Chief Hearing Examiner, most notably the implementation date for new depreciation rates.

     Washington Gas believes that it is reasonably possible that the recommendation of the Chief Hearing Examiner related to the accumulated depreciation reserve deficiency and related accumulated deferred income taxes will be rejected by the SCC of VA because, among other reasons, the Company believes it is unsupported by case-record evidence and is inaccurate in both theory and in principle. Accordingly, at the present time and based on existing information, Washington Gas has not recorded a refund liability at September 30, 2003 for the effect of this issue on revenues collected subject to refund since November 12, 2002. An Order from the SCC of VA is expected at any time. Management cannot predict the final outcome of the above rate proceedings.

     NON-UTILITY OPERATIONS

     Natural Gas

     WGEServices has contracts to purchase fixed quantities of natural gas with terms of up to 25 months. WGEServices designs its purchase contracts to match the duration of its sales commitments and effectively to lock in a margin on gas sales over the terms of existing sales contracts. Gas purchase commitments disclosed below are based on existing fixed-price purchase commitments using city gate equivalent deliveries, the majority of which are for fixed volumes.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

     Electricity

     In anticipation of the opportunities to sell electricity in jurisdictions that have implemented customer choice programs, WGEServices entered into a master purchase and sale agreement in April 2000 with a wholesale energy marketer, Mirant Americas Energy Marketing L.P. (MAEM) which is an indirect wholly owned subsidiary of Mirant Corporation (Mirant). Under this contract, WGEServices can purchase electric energy, capacity and certain ancillary services from the wholesaler, then resell it to retail electric customers in the District of Columbia, Maryland and in other regions. Under the contract, electricity is provided to customers in the District of Columbia and Maryland on a full-requirements basis. As a result, WGEServices has no open position on this contract at September 30, 2003. Electric commitments are based on system requirements, and the range of the commitment could extend from zero to the full amount used by customers. The Company has no fixed commitment to purchase electricity. Therefore, no commitment for electricity is shown in the table below.

     The following table summarizes the Contractual Obligations and Minimum Commitments of WGEServices at September 30, 2003.

WGEServices Contract Minimums

	Gas purchase	Pipeline
(In millions)	Commitments(a)	Contracts	Total

2004	$167.4	$1.3	$168.7
2005	11.8	—	11.8
2006	—	—	—
2007	—	—	—
2008	—	—	—
Thereafter	—	—	—

Total	$179.2	$1.3	$180.5

(a)	Represents fixed price commitments with city gate equivalent deliveries.

     On July 14, 2003, Mirant and substantially all of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. MAEM, the sole provider of electricity under the full-requirements contract mentioned above, was included in these bankruptcy filings. Future performance by MAEM under its full requirements contract with WGEServices may be subject to further developments in the bankruptcy proceedings.

     The performance risk of the MAEM contract is mitigated through a Security and Escrow agreement entered into between WGEServices and MAEM prior to the bankruptcy filing. Under the Security and Escrow agreement, WGEServices has access to collateral that is intended to cover the difference between the current market price of electricity and the price at which WGEServices has contracted to sell electricity. In the opinion of counsel to the Company, WGEServices has the contractual right to draw on the escrow funds in the account if the contracts between WGEServices and MAEM are terminated. The amount of WGEServices’ exposure in the event of termination of the contracts between WGEServices and MAEM is estimated to be less than the amount of collateral included in the escrow account. This estimate of WGEServices’ exposure to contract termination is based upon acquiring supply, priced at forward electricity prices through the expiration of the existing sales contracts or until WGEServices exercises certain damage limitation provisions of its customers’ sales contracts. The actual exposure for WGEServices may differ from the estimate due to changes in timing of any contract termination, deviations from normal weather, changes in future market conditions, or other factors.

     Since the bankruptcy filing, MAEM has continued to honor its supply obligations to WGEServices. In October 2003, WGEServices and MAEM signed a post-bankruptcy petition contract that enables WGEServices to renew expiring contracts with its current electric retail customers. This post-bankruptcy petition contract is also a full-requirements contract with no fixed commitment to purchase electricity.

     Similar to WGEServices’ electric supplier, certain of the other supplier companies that sell gas to WGEServices have relatively low credit ratings as determined by major credit rating agencies. Depending on the future ability of these suppliers to deliver natural gas under existing contracts, WGEServices could be financially exposed for the difference between the price at which WGEServices has contracted to buy natural gas, and the cost of any replacement natural gas that may need to be purchased. WGEServices has a wholesale supplier credit policy that is designed to mitigate wholesale credit risks through a requirement for credit enhancements. Per the terms of this policy, WGEServices has obtained credit enhancements from certain of its gas suppliers.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

     Transfers and Servicing of Financial Assets and Extinguishment of Liabilities

     The Company’s unregulated consumer financing business previously had extended credit to certain residential and small commercial customers to purchase gas appliances and other energy-related products. The Company’s unregulated consumer financing business transferred with recourse certain of these accounts receivable to commercial banks.

     In September 2001, the Company scaled back its consumer financing operation. The Company stopped financing new loans, but expects to continue servicing existing loans until they are fully amortized in approximately 2005. In May 2002, the Company contracted with a third-party vendor to service the remaining loans. During fiscal years 2003 and 2002, there were no sales of receivables to commercial banks. During fiscal year 2001, transfers of receivables with recourse totaled $19.2 million. At September 30, 2003, the Company had a $261,000 asset representing the present value of estimated future net cash flows related to these sales, along with a corresponding estimated recourse obligation of $421,000 for these receivables.

     At September 30, 2003, the Company had $8.5 million of loans, $4.0 million of which were recorded in the Company’s financial statements, and $4.5 million which were held by banks. The Company also had an $823,000 reserve for recourse obligations and uncollectible accounts. Loan repurchases totaled $3.2 million and $11.3 million for fiscal years 2003 and 2002, respectively.

     The Company finances certain construction projects being managed by its commercial HVAC subsidiary with long-term debt. Under the terms of the agreement with the lender, all payments received from the project owner are used to satisfy the payments of principal and interest associated with the debt for these construction projects. As the debt is incurred, the Company establishes a note receivable representing the owner’s obligation to remit principal and interest. Upon completion and acceptance of the project, the Company accounts for the transfer of the financed asset as an extinguishment of the long-term debt and removes both the note receivable and long-term debt from its financial statements.

     During fiscal years 2003 and 2002, the Company eliminated $21.3 million and $9.7 million, respectively, of notes receivable and long-term debt related to completed projects. The following table details the activity related to long-term borrowings associated with construction projects.

Debt Activity Related to Construction Projects

(In millions)	2003	2002

Balance at beginning of fiscal year	$36.9	$23.3
Debt issued	—	23.3
Debt retired(a)	(21.3)	(9.7)

Balance at end of fiscal year	$15.6	$36.9

(a)	Includes the non-cash extinguishment of project debt financing of $19.7 million and $9.7 million for fiscal years 2003 and 2002, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

     Financial Guarantees

     WGL Holdings and Washington Gas Resources are party to agreements naming them as the guarantor for certain purchases and sales of natural gas and electricity made by WGEServices. Total guarantees outstanding at September 30, 2003 were $245.4 million, of which $242.4 million and $3.0 million of such guarantees named WGL Holdings and Washington Gas Resources as the guarantor, respectively. Of the total guarantees, there were $42.0 million held by WGL Holdings that were due to expire December 31, 2004; the remaining $203.4 million do not have specific maturity dates. As of October 31, 2003, total guarantees increased by $45.9 million to $291.3 million, of which $288.3 million were guaranteed by WGL Holdings.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2003 and 2002. The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties.

Fair Value of Financial Instruments

	2003		2002

	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value

Current assets	$189.5	$189.5	$182.7	$182.7
Current liabilities	375.5	375.5	326.4	326.4
Preferred stock	28.2	28.2	28.2	28.2
Long-term debt	637.1	722.9	668.0	725.5

     Financial instruments included in current assets consist of cash and cash equivalents, net accounts receivable, accrued utility revenues, other miscellaneous receivables and the fair market value of WGEServices and Washington Gas instrument asset hedging derivatives. The carrying amount of the financial instruments included in current assets, current liabilities and preferred stock approximates fair value. The fair value of long-term debt (excluding current maturities of long-term debt) was estimated based on the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for Washington Gas’ credit quality and the present value of future cash flows.

17. OPERATING SEGMENT REPORTING

     In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company identifies and reports on operating segments under the “management approach.” Operating segments comprise revenue-generating components of an enterprise for which the Company produces separate financial information internally that management regularly uses to make operating decisions and assess performance. The Company reports three operating segments: 1) regulated utility; 2) retail energy-marketing and 3) HVAC.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

     With approximately 93 percent of WGL Holdings’ assets, the regulated utility segment is the Company’s core business. Represented almost entirely by Washington Gas, the regulated utility segment provides regulated gas distribution services (including the sale and delivery of natural gas, meter reading, responding to customer inquiries and bill preparation) to customers in the metropolitan areas of Washington, D.C., Maryland and Virginia. In addition to the regulated operations of Washington Gas, the regulated utility segment includes the operations of Hampshire, an underground natural gas storage facility that is regulated by the FERC and operated on behalf of Washington Gas.

     Through WGEServices, the retail energy-marketing segment sells natural gas and electricity directly to retail customers, both inside and outside of Washington Gas’ traditional service territory, in competition with unregulated gas and electricity marketers. Through two wholly owned subsidiaries, WGESystems and ACI, the HVAC segment designs, renovates and services mechanical heating, ventilating and air conditioning systems for commercial and governmental customers. For fiscal years 2002 and 2001, the HVAC segment also included the results of the Company’s 50 percent former equity investment in Primary Investors, an entity that provided HVAC services to residential customers. The Company terminated its interest in Primary Investors in October 2002 (refer to Note 3 – Disposition of Limited Liability Company Investment).

     Certain activities of the Company are not significant enough on a stand-alone basis to warrant treatment as a segment, and the activities do not fit into one of the segments contained in the Company’s financial statements. With respect to segment reporting, these activities are aggregated in the category “Other Activities” of the Company’s non-utility operations as presented below in the Operating Segment Financial Information. These activities are included in the Consolidated Statements of Income in the appropriate lines, revenues and expenses, in “Non-Utility Operations.”

     The same accounting policies as those described in Note 1 – Accounting Policies apply to the reported segments. While net income or loss is the primary criterion for measuring a segment’s performance, the Company also evaluates segments based on other relevant factors, such as penetration into their respective markets. The following table presents operating segment information.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

Operating Segment Financial Information

		Non-Utility Operations

	Regulated	Retail Energy-		Other		Eliminations/
(In thousands)	Utility	Marketing	HVAC	Activities (a)	Total	Other	Consolidated

Year Ended September 30, 2003
Total Revenues	$1,313,041	$726,231	$35,521	$1,439	$763,191	$(11,984)	$2,064,248
Operating Expenses:
Depreciation and Amortization	83,549	(64)	134	625	695	—	84,244
Other Operating Expenses (b)	1,003,106	719,459	37,539	3,847	760,845	(11,984)	1,751,967
Income Tax Expense (Benefit)	68,633	2,521	(960)	(1,393)	168	—	68,801

Total Operating Expenses	1,155,288	721,916	36,713	3,079	761,708	(11,984)	1,905,012

Operating Income (Loss)	157,753	4,315	(1,192)	(1,640)	1,483	—	159,236
Interest Expense— Net	45,563	581	16	669	1,266	(448)	46,381
Other Non-Operating Income (Expense) (c)	(1,834)	11	24	3,054	3,089	(448)	807
Dividends on Washington Gas Preferred Stock	1,320	—	—	—	—	—	1,320

Net Income (Loss)	$109,036	$3,745	$(1,184)	$745	$3,306	$—	$112,342

Total Assets	$2,257,787	$141,421	$23,053	$114,027	$278,501	$(100,236)	$2,436,052

Capital Expenditures/Investments	$129,003	$8	$72	$—	$80	$—	$129,083

Year Ended September 30, 2002 (d)
Total Revenues	$938,804	$595,866	$61,887	$1,918	$659,671	$(13,673)	$1,584,802
Operating Expenses:
Depreciation and Amortization	72,921	430	675	483	1,588	—	74,509
Other Operating Expenses (b)	739,761	587,633	53,591	11,761	652,985	(13,673)	1,379,073
Income Tax Expense (Benefit)	28,596	1,931	1,527	(1,733)	1,725	105	30,426

Total Operating Expenses	841,278	589,994	55,793	10,511	656,298	(13,568)	1,484,008

Equity in Net Loss of Affiliate	—	—	(5,402)	—	(5,402)	—	(5,402)
Residential HVAC Impairment	—	—	(9,431)	—	(9,431)	—	(9,431)

Operating Income (Loss)	97,526	5,872	(8,739)	(8,593)	(11,460)	(105)	85,961
Interest Expense—Net	45,312	912	335	795	2,042	(1,477)	45,877
Other Non-Operating Income (Expense) (c)	827	7	117	778	902	(1,372)	357
Dividends on Washington Gas Preferred Stock	1,320	—	—	—	—	—	1,320

Net Income (Loss)	$51,721	$4,967	$(8,957)	$(8,610)	$(12,600)	$—	$39,121

Total Assets	$1,952,231	$128,127	$25,591	$73,672	$227,390	$(65,957)	$2,113,664

Capital Expenditures/Investments	$161,645	$433	$4,313	$(108)	$4,638	$—	$166,283

Year Ended September 30, 2001 (d)
Total Revenues	$1,446,456	$419,226	$70,279	$3,558	$493,063	$—	$1,939,519
Operating Expenses
Depreciation and Amortization	68,754	279	245	124	648	—	69,402
Other Operating Expenses (b)	1,177,368	420,670	61,643	4,525	486,838	—	1,664,206
Income Tax Expense (Benefit)	59,009	(896)	1,708	(449)	363	—	59,372

Total Operating Expenses	1,305,131	420,053	63,596	4,200	487,849	—	1,792,980

Equity in Net Loss of Affiliate	—	—	(2,595)	—	(2,595)	—	(2,595)
Residential HVAC Impairment	—	—	(3,900)	—	(3,900)	—	(3,900)

Operating Income (Loss)	141,325	(827)	188	(642)	(1,281)	—	140,044
Interest Expense—Net	47,403	723	1,247	79	2,049	548	50,000
Other Non-Operating Income (Expense) (c)	(2,751)	—	(76)	—	(76)	(3,452)	(6,279)
Dividends on Washington Gas Preferred Stock	1,320	—	—	—	—	—	1,320

Net Income (Loss)	$89,851	$(1,550)	$(1,135)	$(721)	$(3,406)	$(4,000)	$82,445

Total Assets	$1,954,844	$102,254	$32,698	$89,689	$224,641	$(98,372)	$2,081,113

Capital Expenditures/Investments	$128,588	$1,028	$1,202	$447	$2,677	$—	$131,265

(a)	2002 includes an after-tax charge of $5.1 million reflecting a loan loss provision associated with a consumer finance business that has stopped accepting new loans.
(b)	Includes cost of gas and revenue taxes.
(c)	Amounts reported are net of applicable income taxes.
(d)	Certain amounts in the fiscal years 2002 and 2001 have been reclassified to conform to the presentation of the current fiscal year period. Eliminations included in the Other Activities segment for fiscal years 2002 and 2001 have been reclassified into the Eliminations/Other column to conform to the same presentation in fiscal year 2003.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (concluded)
Notes to Consolidated Financial Statements (concluded)

18. TRANSACTIONS BETWEEN WASHINGTON GAS AND AFFILIATES

     Washington Gas and other subsidiaries of WGL Holdings engage in transactions with each other during the ordinary course of business. All of these intercompany transactions and balances have been eliminated from the consolidated financial statements of WGL Holdings. In addition, all such transactions between Washington Gas and its affiliates that occurred prior to the November 1, 2000 restructuring have similarly been eliminated from the consolidated financial statements of Washington Gas.

     Transactions between Washington Gas and its affiliates which occurred after the November 1, 2000 restructuring, as well as intercompany balances remaining on Washington Gas’ balance sheet on September 30, 2003, have not been eliminated from Washington Gas’ financial statements. Due to the relatively small and immaterial size and number of these transactions, these transactions are not disclosed on the face of the Washington Gas financial statements.

     Washington Gas provides administrative and general support to affiliates, such as cash collections and other services, and has filed tax returns that include affiliated taxable transactions. The actual cost of these services are billed to the appropriate affiliates and to the extent such billings are not yet paid, they are reflected in “Receivables from associated companies” on the Washington Gas Balance Sheets. Cash collected by Washington Gas on behalf of its affiliates but not yet transferred is recorded in “Payables to associated companies” on the Washington Gas Balance Sheets. Washington Gas does not recognize revenues or expenses associated with providing these services.

     Washington Gas and its affiliates borrow and lend funds through the operation of a money pool. At September 30, 2003, the Washington Gas Balance Sheets reflected a total of $10.0 million of payables to associated companies. All affiliated transactions, including these balances, were eliminated from the WGL Holdings Consolidated Balance Sheets in accordance with GAAP.

     Additionally, Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all unregulated energy marketers participating in the sale of natural gas on an unregulated basis through the choice programs that operate in its service territory. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services, Washington Gas charged an affiliate, WGEServices, $12.0 million for the fiscal year ended September 30, 2003. The related party amounts have been eliminated in the Consolidated Financial Statements of WGL Holdings.

WGL Holdings, Inc.
Washington Gas Light Company

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of WGL Holdings, Inc. and Washington Gas Light Company:

     We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of WGL Holdings, Inc. and subsidiaries and the separate balance sheets and statements of capitalization of Washington Gas Light Company (the Companies) as of September 30, 2003 and 2002, and the related statements of income, common shareholders’ equity, cash flows and income taxes for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 15 under Schedule II for the years ended September 30, 2003 and 2002. These financial statements and financial statement schedules are the responsibility of the Companies’ management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits. The consolidated financial statements and financial statement schedule of WGL Holdings, Inc. and subsidiaries and the separate financial statements and financial statement schedule of Washington Gas Light Company and subsidiaries for the year ended September 30, 2001, prior to the restatement for a change in reportable segments, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such 2001 financial statement schedules, when considered in relation to the 2001 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their report dated October 29, 2001.

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

     In our opinion, such 2003 and 2002 financial statements present fairly, in all material respects, the consolidated financial position of WGL Holdings, Inc. and subsidiaries and the financial position of Washington Gas Light Company as of September 30, 2003 and 2002, and the respective results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed above, the consolidated financial statements of WGL Holdings, Inc. and subsidiaries and the financial statements of Washington Gas Light Company as of September 30, 2001, were audited by other auditors who have ceased operations. As described in Note 17, WGL Holdings, Inc. and subsidiaries changed the composition of its reportable segments in 2002, and the amounts in the 2001 consolidated financial statements relating to reportable segments have been restated to conform to the 2002 composition of reportable segments. We audited the adjustments that were applied to the restated disclosures for reportable segments reflected in the 2001 financial statements. Our procedures included (a) agreeing the adjusted amounts of segment revenues, depreciation and amortization, other operating expenses, income tax expense (benefit), total operating expenses, operating income, interest expense, net income and total assets to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such adjustments have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 financial statements of WGL Holdings, Inc. and subsidiaries and Washington Gas Light Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

DELOITTE & TOUCHE LLP

McLean, Virginia

December 5, 2003

WGL Holdings, Inc.
Washington Gas Light Company

INDEPENDENT AUDITORS’ REPORT

REPORT OF ARTHUR ANDERSEN LLP FOR FISCAL YEAR 2001. THIS REPORT IS A COPY OF THE OCTOBER 29, 2001 REPORT AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP, NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO INCLUDE ITS REPORT IN THIS ANNUAL REPORT ON FORM 10-K. THE REGISTRANTS HEREBY DISCLOSE THAT THE LACK OF A CONSENT BY ARTHUR ANDERSEN LLP MAY IMPOSE LIMITATIONS ON RECOVERY BY INVESTORS.

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
Washington Gas Light Company

SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited)

QUARTERLY FINANCIAL INFORMATION

     The Company believes that all adjustments necessary for a fair presentation have been included in the quarterly information provided below. Due to the seasonal nature of its business, WGL Holdings reports substantial variations in operations on a quarterly basis.

	Quarter Ended

(In thousands, except per share data)	December 31 (a)	March 31 (b)	June 30 (c)	September 30 (d)

Fiscal Year 2003
Operating revenues	$560,022	$851,073	$373,155	$279,998
Operating income (loss)	63,137	92,955	9,283	(6,139)
Net income (loss)	51,622	80,963	(2,640)	(17,603)
Earnings (loss) per average share of common stock:
Basic (e)	1.06	1.67	(0.05)	(0.36)
Diluted (e)	1.06	1.66	(0.05)	(0.36)

Fiscal Year 2002
Operating revenues	$417,096	$564,819	$314,192	$288,695
Operating income (loss)	42,267	55,639	(2,316)	(9,629)
Net income (loss)	30,237	45,760	(14,185)	(22,691)
Earnings (loss) per average share of common stock:
Basic (e)	0.62	0.94	(0.29)	(0.47)
Diluted (e)	0.62	0.94	(0.29)	(0.47)

(a)	Quarter ended December 31, 2002 of fiscal year 2003 included an after-tax gain of $926,000, or $0.02 per share, from the sale of the Company’s interest in a land development venture, and an adjustment to income taxes that added $2.7 million to income, or $0.06 per share. Quarter ended December 31, 2001 of fiscal year 2002 included an after-tax loss of $1.7 million, or $0.04 per share, associated with a transaction with a bankrupt energy trader, and an after-tax loss related to the Company’s former co-investment in a residential HVAC business of $700,000, or $0.01 per share.

(b)	Quarter ended March 31, 2003 included an after-tax gain of $2.5 million, or $0.05 per share, from the sale of the Company’s Washington D.C. headquarters property. Quarter ended March 31, 2002 included after-tax charges totaling $9.5 million, or $0.20 per share, for operating losses and an impairment provision associated with the former residential HVAC business.

(c)	Quarter ended June 30, 2003 included a reduction in income taxes of $2.1 million, or $0.04 per share, due to the realization of tax benefits of capital loss carryforwards. Quarter ended June 30, 2002 included after-tax charges totaling $5.1 million, or $0.10 per share, for operating losses and an impairment provision associated with the former residential HVAC business, as well as an after-tax loan loss provision of $5.1 million, or $0.11 per share, associated with a consumer finance business that has stopped accepting new loans.

(d)	Quarter ended September 30, 2002 included after-tax income of $2.4 million, or $0.05 per share, associated with the former residential HVAC business.

(e)	The sum of these amounts may not equal the annual amount because the quarterly calculations are based on varying numbers of common shares.

WGL Holdings, Inc.
Washington Gas Light Company
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

Firm Customers: Customers whose gas supply will not be disrupted to meet the needs of other customers. Typically, this class of customer comprises residential customers and the vast majority of commercial customers.

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

WGL Holdings, Inc.
Washington Gas Light Company

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

Value-At-Risk: A risk measurement that estimates the largest expected loss over a specified period of time under normal market conditions within a specified probabilistic confidence interval.

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

WGL Holdings, Inc.
Washington Gas Light Company
Part II

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no issues to report for fiscal year 2003. The following comments in Item 9 relate to fiscal year 2002.

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

     Deloitte & Touche LLP served as the independent auditor for the Registrants for the full fiscal year ended September 30, 2002 and 2003 results.

     Arthur Andersen’s report on the financial statements for the Registrants for the fiscal year ended September 30, 2001 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

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

     The Registrants provided Arthur Andersen with a copy of the foregoing disclosures. A copy of Arthur Andersen’s letter dated May 15, 2002, stating its agreement with these statements was filed as an exhibit to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2002.

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

ITEM 9A—CONTROLS AND PROCEDURES

     Senior management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ and Washington Gas’ disclosure controls and procedures as of September 30, 2003. Based on this evaluation process, the Chief Executive Officer and the Chief Financial Officer have concluded that WGL Holdings’ and Washington Gas’ disclosure controls and procedures were effective as of September 30, 2003. There have been no changes in the Registrants’ internal control over financial reporting during the fiscal quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

WGL Holdings, Inc.
Washington Gas Light Company
Part III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     Information concerning the Company’s Board of Directors and the audit committee financial expert contained in WGL Holdings’ definitive Proxy Statement and Washington Gas’ definitive Information Statement for the March 2, 2004 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers is reflected in Part 1 hereof.

ITEM 11—EXECUTIVE COMPENSATION

     Information concerning Executive Compensation contained in WGL Holdings’ definitive Proxy Statement and Washington Gas’ definitive Information Statement for the March 2, 2004 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers as of September 30, 2003 is reflected in Part I hereof.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information captioned Security Ownership of Management in WGL Holdings’ definitive Proxy Statement and Washington Gas’ definitive Information Statement for the March 2, 2004 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Karen Hastie Williams, a Director of WGL Holdings and of Washington Gas, is a partner in the law firm of Crowell & Moring LLP. James W. Dyke, Jr., a Director of WGL Holdings and of Washington Gas, is a partner in the law firm of McGuire Woods LLP. Crowell & Moring and McGuire Woods each performed legal services for Washington Gas during fiscal year 2003; aggregate fees for legal services of both these firms were less than $5,000 for the year.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information captioned Audit Fee Summary in WGL Holdings’ definitive Proxy Statement and Washington Gas’ definitive Information Statement for the March 2, 2004 Annual Meeting of Shareholders is hereby incorporated by reference.

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits, Financial Statement Schedules, and
Reports on Form 8-K

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statement Schedules
(a)1
All of the financial statements and financial statement schedules filed as a part of the Annual Report on Form 10-K are included in Item 8.
(a)2
 Schedule II should be read in conjunction with the financial statements in this report. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY 2002
Form 10-K

Schedule/
Exhibit	Description

II	Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2003, 2002 and 2001 – WGL Holdings, Inc.
Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2003, 2002 and 2001 – Washington Gas Light Company.

(a)3	Exhibits Exhibits Filed Herewith:

3	Articles of Incorporation and Bylaws: Bylaws of Washington Gas Light Company as amended on September 24, 2003.

10	Material Contracts:

10.1	Service Agreement effective November 1, 2002 with the Transcontinental Gas Pipe Line Corporation for the MarketLink Firm Transportation Capacity.

10.2	Employment Agreement between Washington Gas Light Company and Ms. Beverly J. Burke, as defined in Item 402 (a)(3) of Regulation S-K, dated December 14, 2001.

10.3	Employment Agreement between Washington Gas Light Company and Mr. Thomas F. Bonner, as defined in Item 402 (a)(3) of Regulation S-K, dated April 29, 2002.

12	Statement re Computation of Ratios:
12.1	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends— WGL Holdings, Inc.

12.3	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company

12.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends— Washington Gas Light Company

21	Subsidiaries of WGL Holdings, Inc.

23	Consent of Experts and Counsel

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Arthur Andersen LLP

24	Power of Attorney

31.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Frederic M. Kline, the Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of Washington
Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Frederic M. Kline, the Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer, and Frederic M. Kline, the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits, Financial Statement Schedules, and
Reports on Form 8-K (continued)

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

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits, Financial Statement Schedules, and
Reports on Form 8-K (continued)

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

Retirement Plan for Outside Directors, as amended on December 18, 1996 and filed on Form 10-K for the fiscal year ended September 30, 1997.*

WGL Holdings, Inc. and Washington Gas Light Company Deferred Compensation Plan for Outside Directors, adopted December 18, 1985, and amended as of November 1, 2000, filed as an exhibit to Form 10-K in the fiscal year ended September 30, 2001.*

WGL Holdings, Inc. Directors’ Stock Compensation Plan, adopted on October 25, 1995, and amended as of November 1, 2000, filed as an exhibit to Form 10-K in the fiscal year ended September 30, 2001.*

WGL Holdings, Inc. 1999 Incentive Compensation Plan, approved March 3, 2000, and amended as of November 1, 2000, filed as an exhibit to Form 10-K in the fiscal year ended September 30, 2001.*

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits, Financial Statement Schedules, and
Reports on Form 8-K (continued)

Exhibit	Description

10.	Material Contracts (continued):
Employment Agreement between Washington Gas Light Company and Ms. Elizabeth M. Arnold, as defined in Item 402 (a)(3) of Regulation S-K, filed as an exhibit to Form 10-K in the fiscal year ended September 30, 2001.

Employment Agreement between Washington Gas Light Company and Mr. Terry D. McCallister, as defined in Item 402 (a)(3) of Regulation S-K, filed as an exhibit to Form 10-K in the fiscal year ended September 30, 2001.

Employment Agreement between Washington Gas Light Company and Mr. Frederic M. Kline, as defined in Item 402 (a)(3) of Regulation S-K, filed as an exhibit to Form 10-K in the fiscal year ended September 30, 2001.

Employment Agreement between Washington Gas Light Company and Mr. James B. White, as defined in Item 402 (a)(3) of Regulation S-K, filed as an exhibit to Form 10-K in the fiscal year ended September 30, 2001.

Employment Agreement between Washington Gas Light Company and Mr. James H. DeGraffenreidt, Jr., as defined in Item 402 (a)(3) of Regulation S-K, filed as an exhibit to Form 10-K in the fiscal year ended September 30, 2001.

Washington Gas Light Company Supplemental Executive Retirement Plan amended November 1, 2000, filed as an exhibit to Form 10-K in the fiscal year ended September 30, 2001.*

WGL Holdings, Inc. Long-Term Incentive Compensation Plan, adopted June 28, 1989, amended as of November 1, 2000, filed as an exhibit to Form 10-K in the fiscal year ended September 30, 2001.*

Distribution Agreement among Washington Gas Light Company and Citigroup Capital Markets Inc., Bank One Capital Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, The Williams Capital Group, L.P. and Wachovia Services, Inc. for the issuance and sale of up to $250,000,000 of Medium-Term Notes, Series G, under an Indenture dated as of September 1, 1991. This was filed as an exhibit to Form 8-K dated May 22, 2003.

*This asterisk designates an agreement that is a compensatory plan arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits, Financial Statement Schedules, and
Reports on Form 8-K (continued)

Date Filed	Description of Event Occurred

(b)	Reports on Forms 8-K:

The following reports were jointly filed, unless otherwise specified, on Forms 8-K from August 14, 2003 through the date of this filing.

September 26, 2003	Maryland Regulatory Matters

On September 11, 2003, a Hearing Examiner of the PSC of MD issued a proposed Order authorizing an increase in annual revenues of $4.1 million, with a return on common equity of 11.00 percent and an overall rate of return of 8.74 percent. The proposed Order denied the MD staff request for a one-time bill credit in connection with the gain on the sale of the land and headquarters building and, instead, included a reduction to annual revenues of $180,000 for a fifteen-year period.

The authorized $4.1 million annual revenue increase excluded the effect of Washington Gas' request for an $8.7 million increase in annual revenues for depreciation expense which is pending in a separate case. As a result of the proposal for depreciation being considered in a separate docket, the amount of the increase in the proposed Order did not reflect the effect of the increase in depreciation expense proposed by the Company. However, the proposed Order granted Washington Gas' request to implement new depreciation rates along with the related revenue impact upon conclusion of the hearings in the separate docket, pending the results of an earnings test benchmarked to the authorized rate of return.

October 16, 2003	Virginia Regulatory Matters

On September 16, 2003 the Chief Hearing Examiner issued a report recommending that the SCC of VA adopt the Chief Hearing Examiner's findings for an increase in gross annual revenues of $5.7 million. The Chief Hearing Examiner's recommendations and conclusions were based on a finding that the current cost of equity is within a range of 10.00 percent to 11.00 percent, and rates should be established based on the 10.50 percent midpoint of the equity range. The overall return recommended was 8.44 percent assuming the midpoint for the equity portion of the return.

November 3, 2003	Fourth Quarter Fiscal Year 2003 Results

WGL Holdings, Inc. issued an earnings news release on November 3, 2003 covering the results of operations for the three and twelve months ended September 30, 2003.

November 7, 2003	Financial Analyst Conference

On November 7, 2003, WGL Holdings, Inc. held a financial analyst conference in which it outlined Washington Gas’ key financial objectives and provided earnings guidance for fiscal year ending September 30, 2004.

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits, Financial Statement Schedules, and
Reports on Form 8-K (continued)

Date Filed	Description of Event Occurred (continued)

November 13, 2003	District of Columbia Regulatory Matters
On November 10, 2003, the PSC of DC issued an Order authorizing Washington Gas to increase its annual revenues by $5.4 million, reflecting an overall rate of return of 8.42 percent and a return on common equity of 10.60 percent. The Order did not adopt the proposed IRP, rejected DC OPC's proposal with respect to removal costs, and reduced annual depreciation expense and collections from the currently allowed levels by approximately $300,000. The new rates are effective for services rendered on or after November 24, 2003.

Maryland Regulatory Matters
On October 31, 2003, the PSC of MD issued a final Order, granting Washington Gas a $2.9 million increase in annual revenues based on an overall rate of return of 8.61 percent and a return on common equity of 10.75 percent. The PSC of MD did not adopt Washington Gas’ proposed IRP. These rates were effective for service rendered on and after November 6, 2003.

WGL Holdings, Inc. and Subsidiaries
Schedule II – Valuation and Qualifying Accounts and Reserves
Years Ended September 30, 2003, 2002 and 2001

		Additions Charged to
	Balance at						Balance at
	Beginning	Costs and	Other			Deductions	End of
(In thousands)	of Period	Expenses	Accounts			(C)	Period

2003
Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$13,740	$13,327	$2,380	(A	)	$11,904	$17,543
Provision for impairment of investments and other deferred charges	1,946	—	—			400	1,546
Reserves:
Injuries and Damages	6,949	(3,120)		(B	)	370	3,459
Other	450	—	—			—	450

2002
Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$16,632	$12,528	$4,666	(A	)	$20,086	$13,740
Provision for impairment of investments and other deferred charges	1,946	—	—			—	1,946
Reserves:
Injuries and Damages	6,939	327	322	(B	)	639	6,949
Other	450	—	—			—	450

2001
Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$7,186	$18,701	$804	(A	)	$10,059	$16,632
Provision for impairment of investments and other deferred charges	1,946	—	—			—	1,946
Reserves:
Injuries and Damages	7,275	134	262	(B	)	732	6,939
Other	450	—	—			—	450

Notes:

(A)Recoveries on receivables previously written off as uncollectible and unclaimed customer deposits, overpayments, etc., not refundable.
(B)Portion of injuries and damages charged to construction and reclassification from other accounts.
(C)Includes deductions for purposes for which reserves were provided or revisions made of estimated exposure.

Washington Gas Light Company
Schedule II – Valuation and Qualifying Accounts and Reserves
Years Ended September 30, 2003, 2002 and 2001

		Additions Charged to
	Balance at						Balance at
	Beginning	Costs and	Other			Deductions	End of
(In thousands)	of Period	Expenses	Accounts			(C)	Period

2003
Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$9,395	$15,801	$2,380	(A	)	$11,750	$15,826
Provision for impairment of investments and other deferred charges	—	—	—			—	—
Reserves:
Injuries and Damages	6,899	(3,120)		(B	)	370	3,409
Other	450	—	—			—	450

2002
Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$14,372	$11,847	$2,939	(A	)	$19,763	$9,395
Provision for impairment of investments and other deferred charges	—	—	—			—	—
Reserves:
Injuries and Damages	6,939	277	322	(B	)	639	6,899
Other	450	—	—			—	450

2001
Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$7,186	$17,532	$803	(A	)	$11,149	$14,372
Provision for impairment of investments and other deferred charges	1,946	—	—			1,946	—
Reserves:
Injuries and Damages	7,275	134	262	(B	)	732	6,939
Other	450	—	—			—	450
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

WGL Holdings, Inc.
Washington Gas Light Company

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WGL HOLDINGS, INC.
and
WASHINGTON GAS LIGHT COMPANY
(Co-registrants)
/s/ Fredric M. Kline

Fredric M. Kline
Vice President and
Chief Financial Officer
Date: December 17, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James H. DeGraffenreidt, Jr.	Chairman of the Board and Chief Executive	December 17, 2003
Officer
(James H. DeGraffenreidt, Jr.)

/s/ Terry D. McCallister	President and Chief Operating Officer	December 17, 2003

(Terry D. McCallister)

/s/ Frederic M. Kline	Vice President and Chief Financial Officer	December 17, 2003
(Principal Financial Officer)
(Frederic M. Kline)

/s/ Mark P. O’Flynn	Controller	December 17, 2003
(Principal Accounting Officer)
(Mark P. O’Flynn)

*	Director	December 17, 2003

(Michael D. Barnes)

*	Director	December 17, 2003

(Daniel J. Callahan, III)

*	Director	December 17, 2003

(George P. Clancy, Jr.)

*	Director	December 17, 2003

(James W. Dyke, Jr., Esq.)

*	Director	December 17, 2003

(Melvyn J. Estrin)

*	Director	December 17, 2003

(James F. Lafond)

*	Director	December 17, 2003

(Debra L. Lee)

*	Director	December 17, 2003

(Philip A. Odeen)

*	Director	December 17, 2003

(Karen Hastie Williams, Esq.)

*By: Fredric M. Kline		December 17, 2003

(Fredric M. Kline, Attorney in Fact)

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY 2003
Form 10-K Exhibit Index

Exhibit	Description

3	Articles of Incorporation and Bylaws:

Bylaws of the Washington Gas Light Company as amended on September 24, 2003

10	Material Contracts:

10.1	Service Agreement effective November 1, 2002 with the Transcontinental Gas Pipe Line Corporation for the MarketLink Firm Transportation Capacity.

10.2	Employment Agreement between Washington Gas Light Company and Ms. Beverly J. Burke, as defined in Item 402 (a)(3) of Regulation S-K, dated December 14, 2001.

10.3	Employment Agreement between Washington Gas Light Company and Mr. Thomas F. Bonner, as defined in Item 402 (a)(3) of Regulation S-K, dated April 29, 2002.

12	Statement re Computation of Ratios—

12.1	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock
Dividends— WGL Holdings, Inc.

12.3	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company

12.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock
Dividends— Washington Gas Light Company

21	Subsidiaries of WGL Holdings, Inc.

23	Consents of Experts and Counsel

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Arthur Andersen LLP

24	Power of Attorney

31.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Frederic M. Kline, the Chief Financial Officer of WGL Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Frederic M. Kline, the Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer, and Frederic M. Kline, the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.