Form 10-K/A
period 2003-09-30
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2004-01-26
CIK 104819, 1103601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2003

Commission	Exact name of registrant as specified in its charter and	States of	I.R.S.
File Number	principal office address and telephone number	Incorporation	Employer I.D. Number

1-16163	WGL Holdings, Inc.	Virginia	52-2210912
101 Constitution Ave, N.W.
Washington, D.C. 20080
(703) 750-2000

0-49807	Washington Gas Light Company	District of Columbia	53-0162882
	101 Constitution Ave, N.W.	and Virginia
Washington, D.C. 20080
(703) 750-4440

Securities registered pursuant to Section 12(b) of the Act (as of September 30, 2003):

Title of each class	Name of each exchange on which registered

WGL Holdings, Inc. common stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act (as of September 30, 2003):

Title of each class	Name of each exchange on which registered

Washington Gas Light Company preferred stock, cumulative, without par value:
$4.25 Series	Over-the-counter bulletin board
$4.80 Series	Over-the-counter bulletin board
$5.00 Series	Over-the-counter bulletin board

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes   X    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b of the Act): Yes    X    No ___

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

WGL Holdings, Inc.
Washington Gas Light Company

2003 Annual Report on Form 10-K/A
Amendment No. 1

EXPLANATORY NOTE

This amendment to the registrants’ Annual Report on Form 10-K for the fiscal year ended September 30, 2003 is filed for the sole purpose of correcting clerical errors related to two amounts reported in Item 6. Selected Financial Data for “Total assets–year-end” and “Property, plant and equipment-net–year-end.” The amount reported for “Total assets–year-end” at September 30, 2003 of $2,205,380 should have been reported as $2,436,052. The amount reported for “Property, plant and equipment-net–year-end” at September 30, 2003 of $1,644,251 should have been reported as $1,874,923. Such amounts are correctly reported in other parts of the Form 10-K. An excerpt of Item 6. Selected Financial Data reflecting the corrected amounts for 2003 is presented below. The registrants have made no further changes to their original Annual Report on Form 10-K filed with the Commission on December 17, 2003.

Excerpt of Selected Financial Data (as corrected)

	2003	2002	2001	2000	1999

OTHER FINANCIAL DATA (in thousands)
Total assets—year-end	$2,436,052	$2,113,664	$2,081,113	$1,939,989	$1,775,499
Property, plant and equipment—net—year-end	$1,874,923	$1,606,843	$1,519,747	$1,460,280	$1,402,742

     A complete Item 6. Selected Financial Data is presented on page 2 of this report that reflects the corrected data.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 6. Selected Financial Data

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL AND OPERATIONS DATA(a)

(In thousands, except per share data)

Years Ended September 30,	2003	2002	2001	2000	1999

SUMMARY OF EARNINGS
Utility operating revenues	$1,301,057	$925,131	$1,446,456	$1,031,105	$972,120
Less: Cost of gas	696,561	459,149	904,416	552,579	505,346
Revenue taxes	40,465	27,549	40,616	35,598	34,793

Utility net revenues	$564,031	$438,433	$501,424	$442,928	$431,981

Utility operation and maintenance expenses	$216,255	$205,061	$194,469	$177,504	$201,229
Non-utility operating revenues	$763,191	$659,671	$493,063	$218,087	$140,096
Net income	$112,342	$39,121	$82,445	$83,251	$67,437
Earnings per average common share Basic	$2.31	$0.81	$1.75	$1.79	$1.47
Diluted	$2.30	$0.80	$1.75	$1.79	$1.47
CAPITALIZATION—YEAR-END
Common shareholders’ equity	$818,218	$766,403	$788,253	$711,496	$684,034
Preferred stock	28,173	28,173	28,173	28,173	28,420
Long-term debt	636,650	667,951	584,370	559,724	506,084

Total capitalization	$1,483,041	$1,462,527	$1,400,796	$1,299,393	$1,218,538

OTHER FINANCIAL DATA
Total assets—year-end	$2,436,052	$2,113,664	$2,081,113	$1,939,989	$1,775,499
Property, plant and equipment-net—year-end	$1,874,923	$1,606,843	$1,519,747	$1,460,280	$1,402,742
Capital expenditures	$129,083	$162,383	$130,215	$124,067	$158,733
Long-term obligations—year-end	$636,650	$667,951	$584,370	$559,724	$506,084

COMMON STOCK DATA
Annualized dividends per share	$1.28	$1.27	$1.26	$1.24	$1.22
Dividends declared per share	$1.2775	$1.2675	$1.2550	$1.2350	$1.2150
Book value per share—year-end	$16.83	$15.78	$16.24	$15.31	$14.72
Return on average common equity	14.2%	5.0%	11.0%	11.9%	10.4%
Dividend yield on book value	7.6%	8.0%	7.7%	8.1%	8.3%
Dividend payout ratio	55.3%	156.5%	71.7%	69.0%	82.7%
Shares outstanding—year-end (thousands)	48,612	48,565	48,543	46,470	46,473

UTILITY GAS SALES AND DELIVERIES(thousands of therms)
Gas sold and delivered
Residential-firm	648,809	509,243	634,949	557,825	604,162
Commercial and industrial
Firm	239,628	193,917	258,546	240,239	285,349
Interruptible	12,163	10,646	11,927	27,627	48,989

Total gas sold and delivered	900,600	713,806	905,422	825,691	938,500

Gas delivered for others
Firm	496,889	346,910	365,262	306,933	191,620
Interruptible	257,799	277,367	251,039	262,923	272,046
Electric generation	67,245	169,210	165,918	211,928	129,700

Total gas delivered for others	821,933	793,487	782,219	781,784	593,366

Total utility gas sales and deliveries	1,722,533	1,507,293	1,687,641	1,607,475	1,531,866

OTHER STATISTICS
Active customer meters—year-end	959,922	939,291	903,789	875,817	846,381
New customer meters added	26,167	31,205	32,188	30,063	29,503
Degree days — actual	4,550	3,304	4,314	3,637	3,652
Weather percent colder (warmer) than normal	19.8%	(13.4)%	13.1%	(5.0)%	(5.2)%

(a) Results presented for periods prior to fiscal year 2001 reflect the consolidated operation of Washington Gas Light Company and its subsidiaries.

WGL Holdings, Inc.
Washington Gas Light Company

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)3	Exhibits Exhibits Filed Herewith:

Exhibit	Description

31.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Frederic M. Kline, Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Frederic M. Kline, Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

WGL Holdings, Inc.
Washington Gas Light Company

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Date: January 23, 2004	WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY (Co-registrants) /s/ Mark P. O’Flynn Mark P. O’Flynn Controller (Principal Accounting Officer)

WGL Holdings, Inc.
Washington Gas Light Company

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Frederic M. Kline, Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Frederic M. Kline, Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.