Form 10-Q
period 2003-12-31
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2004-02-17
CIK 104819, 1103601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	Exact name of registrant as		I.R.S.
Commission	specified in its charter and principal	State of	Employer
File Number	office address and telephone number	Incorporation	I.D. Number
1-16163	WGL Holdings, Inc.	Virginia	52-2210912
101 Constitution Ave., N.W.
Washington, D.C. 20080
(703) 750-2000

0-49807	Washington Gas Light Company	District of Columbia	53-0162882
	101 Constitution Ave., N.W.	and Virginia
Washington, D.C. 20080
(703) 750-4440

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether each registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒   No   ☐

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of the latest practicable date:

WGL Holdings, Inc. common stock, no par value, outstanding as of January 31, 2004: 48,641,924 shares.

All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of January 31, 2004.

WGL Holdings, Inc.
Washington Gas Light Company
For the Quarter Ended December 31, 2003

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

i

WGL Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
Part I — Financial Information
Item 1 — Financial Statements

	December 31,	September 30,
(In thousands)	2003	2003

ASSETS
Property, Plant and Equipment
At original cost	$2,583,543	$2,563,923
Accumulated depreciation and amortization	(707,263)	(689,000)

Net Property, Plant and Equipment	1,876,280	1,874,923

Current Assets
Cash and cash equivalents	9,252	4,470
Receivables
Accounts receivable	299,332	171,772
Gas costs due from customers	13,428	11,368
Accrued utility revenues	90,557	15,580
Allowance for doubtful accounts	(13,005)	(17,543)

Net Receivables	390,312	181,177

Materials and supplies—principally at average cost	13,609	12,989
Storage gas at cost (first-in, first-out)	144,595	164,597
Deferred income taxes	10,740	11,980
Other prepayments—principally taxes	19,867	26,919
Other	2,671	6,753

Total Current Assets	591,046	408,885

Deferred Charges and Other Assets
Regulatory assets
Gas costs	48,611	10,490
Other	51,637	52,333
Prepaid qualified pension benefits	68,029	66,753
Other	24,349	22,668

Total Deferred Charges and Other Assets	192,626	152,244

Total Assets	$2,659,952	$2,436,052

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$842,740	$818,218
Washington Gas Light Company Preferred stock	28,173	28,173
Long-term debt	637,610	636,650

Total Capitalization	1,508,523	1,483,041

Current Liabilities
Current maturities of long-term debt	12,168	12,180
Notes payable	186,276	166,662
Accounts payable	218,054	142,708
Wages payable	15,029	15,701
Accrued interest	12,828	3,027
Dividends declared	15,892	15,886
Customer deposits and advance payments	12,699	11,046
Gas costs due to customers	57,027	7,553
Accrued taxes	20,228	8,699
Other	1,640	2,612

Total Current Liabilities	551,841	386,074

Deferred Credits
Unamortized investment tax credits	15,617	15,841
Deferred income taxes	262,646	236,888
Accrued pensions and benefits	37,062	37,356
Regulatory liabilities
Accrued asset removal costs	236,578	230,672
Other	23,230	22,444
Other	24,455	23,736

Total Deferred Credits	599,588	566,937

Commitments and Contingencies (Note 10)

Total Capitalization and Liabilities	$2,659,952	$2,436,052

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Income (Unaudited)
Part I — Financial Information
Item 1— Financial Statements (continued)

	Three Months Ended
	December 31,

(In thousands, except per share data)	2003	2002

UTILITY OPERATIONS
Operating Revenues	$375,314	$374,993
Less: Cost of gas	198,778	192,536
Revenue taxes	13,769	9,786

Utility Net Revenues	162,767	172,671

Other Operating Expenses
Operation	44,972	45,786
Maintenance	10,236	9,347
Depreciation and amortization	25,205	19,615
General taxes	9,871	9,608
Income taxes	24,758	27,900

Utility Other Operating Expenses	115,042	112,256

Utility Operating Income	47,725	60,415

NON-UTILITY OPERATIONS
Operating Revenues
Retail energy-marketing	202,258	173,941
Heating, ventilating and air conditioning	7,534	10,590
Other non-utility activities	183	498

Non-Utility Operating Revenues	209,975	185,029

Other Operating Expenses
Operating expenses	202,792	179,115
Income taxes	2,524	3,192

Non-Utility Operating Expenses	205,316	182,307

Non-Utility Operating Income	4,659	2,722

TOTAL OPERATING INCOME	52,384	63,137
Other Income (Expenses)—Net	(920)	714

INCOME BEFORE INTEREST EXPENSE	51,464	63,851

INTEREST EXPENSE
Interest on long-term debt	10,470	10,952
Other	1,121	947

Total Interest Expense	11,591	11,899
DIVIDENDS ON WASHINGTON GAS PREFERRED STOCK	330	330

NET INCOME (APPLICABLE TO COMMON STOCK)	$39,543	$51,622

AVERAGE COMMON SHARES OUTSTANDING
Basic	48,624	48,575
Diluted	48,812	48,714

EARNINGS PER AVERAGE COMMON SHARE
Basic	$0.81	$1.06
Diluted	$0.81	$1.06

DIVIDENDS DECLARED PER COMMON SHARE	$0.3200	$0.3175

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
Part I — Financial Information
Item 1— Financial Statements (continued)

	Three Months Ended
	December 31,

(In thousands)	2003	2002

OPERATING ACTIVITIES
Net income (applicable to common stock)	$39,543	$51,622

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization:
Utility property, plant and equipment	25,205	19,615
Other accounts	1,189	1,363
Deferred income taxes—net	26,748	17,126
Amortization of investment tax credits	(224)	(224)
Accrued/deferred pension cost	(1,102)	(1,131)
Gain from sale of assets	—	(1,533)
Other non-cash charges (credits)—net	(36)	(354)

CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and accrued utility revenues	(207,075)	(178,753)
Gas costs due from/to customers—net	47,414	41,563
Storage gas	20,002	7,422
Other prepayments—principally taxes	7,052	2,438
Accounts payable	75,346	56,151
Wages payable	(672)	(9)
Customer deposits and advance payments	1,653	(4,989)
Accrued taxes	11,529	18,452
Accrued interest	9,801	10,860
Pipeline refunds due to customers	(589)	2,400
Deferred purchased gas costs—net	(38,121)	(39,853)
Other—net	4,935	1,737

Net Cash Provided by Operating Activities	22,598	3,903

FINANCING ACTIVITIES
Long-term debt issued	37,000	—
Long-term debt retired	(36,052)	(11,974)
Debt issuance costs	(292)	(72)
Notes payable issued (retired)—net	19,614	53,009
Dividends on common stock	(15,560)	(15,424)
Other financing activities	(646)	(630)

Net Cash Provided by Financing Activities	4,064	24,909

INVESTING ACTIVITIES
Capital expenditures	(21,270)	(28,270)
Net proceeds from the sale of assets	—	5,300
Other investing activities	(610)	(2,838)

Net Cash Used in Investing Activities	(21,880)	(25,808)

INCREASE IN CASH AND CASH EQUIVALENTS	4,782	3,004
Cash and Cash Equivalents at Beginning of Year	4,470	2,529

Cash and Cash Equivalents at End of Period	$9,252	$5,533

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$892	$93
Interest paid	$1,551	$545

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$—	$17,000

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Balance Sheets (Unaudited)
Part I — Financial Information
Item 1— Financial Statements (continued)

	December 31,	September 30,
(In thousands)	2003	2003

ASSETS
Property, Plant and Equipment
At original cost	$2,558,885	$2,539,397
Accumulated depreciation and amortization	(689,866)	(671,990)

Net Property, Plant and Equipment	1,869,019	1,867,407

Current Assets
Cash and cash equivalents	9,081	4,119
Receivables
Accounts receivable	158,479	69,455
Gas costs due from customers	13,428	11,368
Accrued utility revenues	90,557	15,580
Allowance for doubtful accounts	(10,985)	(15,826)

Net Receivables	251,479	80,577

Materials and supplies—principally at average cost	13,445	12,825
Storage gas—at cost (first-in, first-out)	112,304	124,416
Deferred income taxes	9,704	10,957
Other prepayments—principally taxes	7,816	19,089
Receivables from associated companies	354	—

Total Current Assets	404,183	251,983

Deferred Charges and Other Assets
Regulatory assets
Gas costs	48,611	10,490
Other	51,637	52,333
Prepaid qualified pension benefits	67,689	66,420
Other	21,657	19,784

Total Deferred Charges and Other Assets	189,594	149,027

Total Assets	$2,462,796	$2,268,417

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$798,996	$778,502
Preferred stock	28,173	28,173
Long-term debt	637,591	636,614

Total Capitalization	1,464,760	1,443,289

Current Liabilities
Current maturities of long-term debt	12,103	12,100
Notes payable	86,966	65,226
Accounts payable	154,168	111,001
Wages payable	14,970	15,623
Accrued interest	12,828	3,027
Dividends declared	15,892	15,886
Customer deposits and advance payments	12,699	11,046
Gas costs due to customers	57,027	7,553
Accrued taxes	14,576	6,426
Payables to associated companies	17,582	10,026
Other	907	1,496

Total Current Liabilities	399,718	259,410

Deferred Credits
Unamortized investment tax credits	15,595	15,818
Deferred income taxes	263,339	237,483
Accrued pensions and benefits	36,970	37,264
Regulatory liabilities
Accrued asset removal costs	236,578	230,672
Other	23,218	22,431
Other	22,618	22,050

Total Deferred Credits	598,318	565,718

Commitments and Contingencies (Note 10)

Total Capitalization and Liabilities	$2,462,796	$2,268,417

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income (Unaudited)
Part I — Financial Information
Item 1— Financial Statements (continued)

	Three Months Ended
	December 31,

(In thousands)	2003	2002

UTILITY OPERATIONS
Operating Revenues	$383,130	$378,705
Less: Cost of gas	206,594	196,248
Revenue taxes	13,769	9,786

Utility Net Revenues	162,767	172,671

Other Operating Expenses
Operation	45,469	46,179
Maintenance	10,163	9,272
Depreciation and amortization	25,031	19,446
General taxes	9,698	9,544
Income taxes	24,714	27,868

Utility Other Operating Expenses	115,075	112,309

Utility Operating Income	47,692	60,362

NON-UTILITY OPERATIONS
Operating Revenues
Other non-utility	167	431

Non-Utility Operating Revenues	167	431

Other Operating Expenses
Operating expenses (income)	(1,000)	9
Income taxes	65	291

Non-Utility Operating Expenses (Income)	(935)	300

Non-Utility Operating Income	1,102	131

TOTAL OPERATING INCOME	48,794	60,493
Other Income (Expenses)—Net	(1,111)	(857)

INCOME BEFORE INTEREST EXPENSE	47,683	59,636

INTEREST EXPENSE
Interest on long-term debt	10,470	10,952
Other	1,170	1,053

Total Interest Expense	11,640	12,005

NET INCOME (BEFORE PREFERRED STOCK DIVIDENDS)	36,043	47,631
DIVIDENDS ON PREFERRED STOCK	330	330

NET INCOME (APPLICABLE TO COMMON STOCK)	$35,713	$47,301

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows (Unaudited)
Part I — Financial Information
Item 1— Financial Statements (continued)

	Three Months Ended
	December 31,

(In thousands)	2003	2002

OPERATING ACTIVITIES
Net income (Before Preferred Stock Dividends)	$36,043	$47,631

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization
Utility property, plant and equipment	25,031	19,446
Other accounts	1,059	1,256
Deferred income taxes—net	26,770	16,649
Amortization of investment tax credits	(223)	(223)
Accrued/deferred pension cost	(1,070)	(1,120)
Other non-cash charges (credits)—net	(91)	(844)

CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, accrued utility revenues and receivables from associated companies	(169,196)	(154,481)
Gas costs due from/to customers—net	47,414	41,563
Storage gas	12,112	(1,441)
Other prepayments—principally taxes	11,273	2,798
Accounts payable	50,723	48,643
Wages payable	(653)	(86)
Customer deposits and advance payments	1,653	(4,989)
Accrued taxes	8,150	16,786
Accrued Interest	9,801	10,860
Pipeline refunds due to customers	(589)	2,400
Deferred purchased gas costs—net	(38,121)	(39,853)
Other—net	975	3,602

Net Cash Provided by Operating Activities	21,061	8,597

FINANCING ACTIVITIES
Long-term debt issued	37,000	—
Long-term debt retired	(36,020)	(11,926)
Debt issuance costs	(292)	(72)
Notes payable issued (retired)—net	21,740	52,410
Dividends on common and preferred stock	(15,890)	(15,752)
Other financing activities	(843)	158

Net Cash Used in Financing Activities	5,695	24,818

INVESTING ACTIVITIES
Capital expenditures	(21,138)	(28,043)
Other investing activities	(656)	(2,838)

Net Cash Used in Investing Activities	(21,794)	(30,881)

INCREASE IN CASH AND CASH EQUIVALENTS	4,962	2,534
Cash and Cash Equivalents at Beginning of Year	4,119	2,637

Cash and Cash Equivalents at End of Period	$9,081	$5,171

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$38	$4
Interest paid	$1,295	$357

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$—	$17,000

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. ACCOUNTING POLICIES

     Basis of Presentation

     WGL Holdings, Inc. (WGL Holdings or the Company) is the parent of four direct, wholly owned subsidiaries that include Washington Gas Light Company (Washington Gas or the regulated utility), Crab Run Gas Company, Hampshire Gas Company and Washington Gas Resources Corporation (Washington Gas Resources). Washington Gas Resources owns the Company’s unregulated subsidiaries that include, among others, Washington Gas Energy Services, Inc. (WGEServices), American Combustion Industries, Inc. (ACI) and Washington Gas Energy Systems, Inc. (WGESystems). Reference is made to the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2003 filed with the Securities and Exchange Commission (SEC) for additional information on the corporate structure.

     The Notes to Consolidated Financial Statements are an integral part of the accompanying consolidated financial statements of WGL Holdings and its subsidiaries, including Washington Gas. Except where otherwise noted, these notes apply equally to WGL Holdings and Washington Gas. Due to the seasonal nature of Washington Gas’ and WGEServices’ businesses, the results of operations presented herein do not necessarily represent the expected results of either WGL Holdings or Washington Gas for the entire fiscal year ending September 30, 2004.

     The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Therefore, certain financial information and footnote disclosures accompanying annual financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) are omitted in this interim report pursuant to the SEC rules and regulations. The interim consolidated financial statements and notes thereto should be read in conjunction with the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2003.

     The accompanying unaudited consolidated financial statements for WGL Holdings and Washington Gas reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with GAAP.

     The accounting policies used by the Company and its subsidiaries in the preparation of their financial statements are listed below:

•	consolidation of financial statements;
•	use of estimates in the preparation of financial statements;
•	property, plant and equipment;
•	regulated operations;
•	cash and cash equivalents;
•	revenue and cost recognition;
•	rate refunds due to customers;
•	reacquisition of long-term debt;
•	weather insurance policy;
•	concentration of credit risk;
•	derivative activities; and
•	income taxes.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

     For a description of these accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2003. There have been no changes to these policies subsequent to September 30, 2003.

     Stock-Based Compensation

     The Company applies Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. In accordance with APB No. 25, the Company records no compensation expense related to stock option grants. The Company records compensation expense for performance shares awarded to certain key employees. If compensation expense for stock options had been determined and recorded based on the fair value at their grant dates consistent with the method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company’s net income and earnings per share would have been reduced to the amounts shown in the following table.

Pro Forma Effect of Stock-Based Compensation

	Three Months Ended
	December 31,

(In thousands, except per share data)	2003	2002

Net Income As Reported	$39,543	$51,622
Add: Stock-based employee compensation expense included in reported net income, net of tax (a)	399	265

Deduct: Total stock-based employee compensation expense determined under the fair value-based method, net of tax (b)	(507)	(352)

Pro Forma Net Income	$39,435	$51,535

Earnings per average common share—basic
As reported	$0.81	$1.06
Pro forma	$0.81	$1.06
Earnings per average common share—diluted
As reported	$0.81	$1.06
Pro forma	$0.81	$1.06

(a)	Reflects compensation expense related to performance shares.
(b)	Reflects compensation expense related to performance shares and stock options.

     Recent Accounting Standards

     In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 132 (revised 2003), Employers’ Disclosure about Pensions and Other Postretirement Benefits, which amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and replaces SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (collectively referred to as “SFAS No. 132 (revised)”). SFAS No. 132 (revised) expands employers’ disclosures about pension and other post-retirement benefit plans to present more information regarding the economic resources and obligations of such plans in terms of the plans’ assets, obligations, cash flows and net periodic benefit costs. Additionally, SFAS No. 132 (revised) requires interim-period disclosures regarding plan benefit costs and material plan changes. The Company will be required to adopt the new annual disclosure requirements of SFAS No. 132

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

(revised) effective as of September 30, 2004. The interim-period disclosure requirements will be effective for the Company as of March 31, 2004. As SFAS No. 132 (revised) does not change the measurement or recognition of pension and other post-retirement benefit plans as required by SFAS No. 87, SFAS No. 88 and SFAS No. 106, adoption of this new standard will have no effect on the Company’s consolidated financial statements.

     In January 2004, the FASB issued FASB Staff Position (FSP) No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP No. 106-1 permits the sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), and requires certain disclosures pending further consideration of the underlying accounting issue. The Act, signed into law in December 2003, introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare (part D).

     As of December 31, 2003, the Company has elected to follow the deferral provisions of FSP No. 106-1. In accordance with this FSP, any measures of the accumulated post-retirement benefit obligation or net periodic post-retirement benefit cost in the Company’s consolidated financial statements or accompanying notes do not reflect the effects of the Act on its plans. Specific authoritative guidance on the accounting for the federal subsidy under the Act is pending; such guidance, when issued, may require the Company to change previously reported information.

NOTE 2. LONG-TERM DEBT

     Washington Gas issues unsecured Medium-Term Notes (MTNs) with individual terms regarding interest rates, maturities and call or put options that are an integral part of the basic debt instrument. These notes can have maturity dates of one or more years from the date of issuance. At December 31, 2003, Washington Gas was authorized to issue up to $213.0 million of long-term debt under a shelf registration that was declared effective by the SEC on April 24, 2003.

     On November 17, 2003, Washington Gas paid $37.2 million plus accrued interest to redeem $36.0 million of 6.95 percent MTNs that were due in 2024, and replaced this debt with $37.0 million of 4.88 percent MTNs due in 2013 that were issued in November 2003. The $1.2 million loss incurred in connection with the debt retirement was deferred and will be amortized over the life of the newly issued debt in accordance with regulatory accounting. Refer to Note 6—Derivative Instruments for a discussion of a derivative transaction that was settled concurrent with the new debt issuance.

NOTE 3. COMMON SHAREHOLDERS’ EQUITY

     The tables below reflect the components of “Common shareholders’ equity” for WGL Holdings, Inc. and Washington Gas as of December 31, 2003 and September 30, 2003.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc.
Components of Common Shareholders’ Equity

(In thousands)	Dec. 31, 2003	Sept. 30, 2003

Common stock, no par value, 120,000,000 shares authorized, 48,650,635 shares issued	$471,497	$471,497
Paid-in capital	2,532	2,582
Retained earnings	369,904	345,927
Deferred compensation	(25)	(32)
Accumulated other comprehensive loss, net of taxes	(716)	(716)
Treasury stock—at cost, 16,711 and 39,072 shares, respectively	(452)	(1,040)

Total	$842,740	$818,218

Washington Gas Light Company
Components of Common Shareholder’s Equity

(In thousands)	Dec. 31, 2003	Sept. 30, 2003

Common stock, $1 par value, 80,000,000 shares authorized, 46,479,536 shares issued	$46,479	$46,479
Paid-in capital	451,153	450,813
Retained earnings	302,105	281,958
Deferred compensation	(25)	(32)
Accumulated other comprehensive loss, net of taxes	(716)	(716)

Total	$798,996	$778,502

NOTE 4. COMPREHENSIVE INCOME

     For the three months ended December 31, 2003, reported “Net income” was equivalent to “Comprehensive income.” Items that are excluded from net income and charged directly to Common shareholders’ equity are accumulated in “Other comprehensive income (loss), net of taxes.” The amount of “Accumulated other comprehensive loss, net of taxes,” is included in “Common shareholders’ equity” (refer to Note 3—Common Shareholders’ Equity).

NOTE 5. EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period. The following table reflects the computation of the Company’s basic and diluted EPS for WGL Holdings for the three months ended December 31, 2003 and 2002.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Basic and Diluted EPS

	Net		Per Share
(In thousands, except per share data)	Income	Shares	Amount

Three Months Ended December 31, 2003
Basic EPS:
Net income	$39,543	48,624	$0.81
Stock-based compensation plans	—	188	—

Diluted EPS:
Net income	$39,543	48,812	$0.81

Three Months Ended December 31, 2002
Basic EPS:
Net income	$51,622	48,575	$1.06
Stock-based compensation plans	—	139	—

Diluted EPS:
Net income	$51,622	48,714	$1.06

NOTE 6. DERIVATIVE INSTRUMENTS

     Washington Gas enters into forward contracts and other related transactions for the purchase of natural gas that qualify as derivative instruments under SFAS No. 133. Certain forward contracts are recorded on the balance sheet at fair value as they contain volumetric variability or optionality, or contain provisions that allow for a net settlement. The net fair value gain/(loss) of these forward contracts and other related derivative transactions at December 31, 2003 and September 30, 2003 totaled $2.3 million and ($3.3) million, respectively. These amounts were recorded as a receivable/(payable), with a corresponding amount recorded as a regulatory (liability)/asset in accordance with regulatory accounting.

     Washington Gas enters into derivative instruments that are designed to minimize interest-rate risk associated with planned issuances of MTNs. In June 2003, Washington Gas entered into two forward-starting swaps with an aggregate notional principal amount of $62.0 million to mitigate a substantial portion of interest-rate risk associated with debt transactions planned for fiscal year 2004. These swaps were designated as cash flow hedges and carried at fair value. Concurrent with the issuance of MTNs in November 2003 (see Note 2—Long-Term Debt), Washington Gas terminated $37.0 million of the total $62.0 million aggregate notional principal of the forward-starting swaps. Washington Gas received $2.6 million associated with the settlement of this hedge agreement, which was recorded as a regulatory liability and is being amortized over the life of the newly issued MTNs in accordance with regulatory accounting. In December 2003, Washington Gas terminated the remaining $25.0 million aggregate notional principal of the forward-starting swaps, and received $1.2 million associated with the settlement of this hedge agreement which was recorded as a regulatory liability.

     The Company’s non-regulated retail energy-marketing subsidiary, WGEServices, holds certain contracts for the sale and purchase of natural gas, as well as derivative instruments (primarily in the form of call options, put options and futures contracts) related to the sale and purchase of natural gas. The derivative instruments were recorded at their fair value on the Company’s Consolidated Balance Sheets. Incremental changes in the fair value of these various derivative instruments are reflected in the earnings of the retail energy-marketing segment. At December 31, 2003, these derivative instruments were valued at $606,000, and WGEServices recorded a net gain of $854,000 for the three months ended December 31, 2003 related to these derivatives. At December 31, 2002, these derivatives were valued at $349,000 and WGEServices recorded a net gain of $118,000 during the three months ended December 31, 2002.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

NOTE 7. OPERATING SEGMENT REPORTING

     WGL Holdings reports three operating segments: (i) regulated utility; (ii) retail energy-marketing; and (iii) heating ventilating and air conditioning (HVAC) activities.

     With approximately 92 percent of WGL Holdings’ consolidated total assets, the regulated utility segment is the Company’s core business. Represented almost entirely by Washington Gas, the regulated utility segment provides regulated gas distribution services (including the sale and delivery of natural gas, meter reading, responding to customer inquiries and bill preparation) to customers in the metropolitan areas of Washington, D.C., Maryland and Virginia. In addition to the regulated operations of Washington Gas, the regulated utility segment includes the operations of Hampshire Gas Company, an underground natural gas storage facility that is regulated by the Federal Energy Regulatory Commission and operated on behalf of Washington Gas.

     Through WGEServices, the retail energy-marketing segment sells natural gas and electricity directly to retail customers, both inside and outside Washington Gas’ traditional service territory, in competition with unregulated gas and electricity marketers. Through two wholly owned subsidiaries, WGESystems and ACI, the HVAC segment designs, renovates and services mechanical heating, ventilating and air conditioning systems for commercial and governmental customers.

     Certain activities of the Company are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and the activities do not fit into one of the segments contained in the Company’s financial statements. With respect to segment reporting, these activities are aggregated in the category “Other Activities” of the Company’s non-utility operations as presented below in the Operating Segment Financial Information. These activities are included in the Consolidated Statements of Income in the appropriate lines, revenues and expenses, in “Non-Utility Operations.”

     The same accounting policies applied in preparing the Company’s consolidated financial statements also apply to the reported segments. While net income or loss is the primary criterion for measuring a segment’s performance, the Company also evaluates its operating segments based on other relevant factors, such as penetration into their respective markets and return on invested capital. The following table presents operating segment information for the three months ended December 31, 2003 and 2002.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information

		Non-Utility Operations
	Regulated	Retail Energy-		Other		Eliminations/
(In thousands)	Utility	Marketing	HVAC	Activities	Total	Other	Consolidated

Three Months Ended December 31, 2003

Total Revenues	$383,130	$202,258	$7,534	$183	$209,975	$(7,816)	$585,289
Operating Expenses:
Depreciation and Amortization	25,205	54	33	43	130	—	25,335
Other Operating Expenses (a)	285,411	194,221	8,383	89	202,693	(7,816)	480,288
Income Tax Expense (Benefit)	24,758	3,085	(334)	(227)	2,524	—	27,282

Total Operating Expenses	335,374	197,360	8,082	(95)	205,347	(7,816)	532,905

Operating Income (Loss)	47,756	4,898	(548)	278	4,628	—	52,384
Interest Expense — Net	11,334	198	9	250	457	(200)	11,591
Other Non-Operating Income (Expense) (b)	(1,413)	110	59	524	693	(200)	(920)
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330

Net Income (Loss)	$34,679	$4,810	$(498)	$552	$4,864	$—	$39,543

Total Assets	$2,451,100	$185,869	$21,611	$114,300	$321,780	$(112,928)	$2,659,952

Capital Expenditures/Investments	$21,164	$23	$83	$—	$106	$—	$21,270

Three Months Ended December 31, 2002 (c)

Total Revenues	$378,705	$173,941	$10,590	$498	$185,029	$(3,712)	$560,022
Operating Expenses
Depreciation and Amortization	19,615	74	33	156	263	—	19,878
Other Operating Expenses (a)	270,775	166,590	11,202	1,060	178,852	(3,712)	445,915
Income Tax Expense (Benefit)	27,900	2,851	(243)	584	3,192	—	31,092

Total Operating Expenses	318,290	169,515	10,992	1,800	182,307	(3,712)	496,885

Operating Income (Loss)	60,415	4,426	(402)	(1,302)	2,722	—	63,137
Interest Expense — Net	11,712	136	4	(55)	85	102	11,899
Other Non-Operating Income (Expense) (b)	(1,462)	11	21	2,042	2,074	102	714
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330

Net Income (Loss)	$46,911	$4,301	$(385)	$795	$4,711	$—	$51,622

Total Assets	$2,140,897	$141,830	$21,352	$78,113	$241,295	$(68,668)	$2,313,524

Capital Expenditures/Investments	$28,108	$2	$160	$—	$162	$—	$28,270

(a)	Includes cost of gas and revenue taxes.
(b)	Amounts reported are net of applicable income taxes.
(c)	Certain amounts for the three months ended December 31, 2002 period have been reclassified to conform to the presentation of the current fiscal year period. Eliminations included in the Other Activities segment for fiscal year 2003 have been reclassified into the Eliminations/Other column to conform to the same presentation in fiscal year 2004.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

NOTE 8. TRANSACTIONS BETWEEN WASHINGTON GAS AND AFFILIATES

     Washington Gas and other subsidiaries of WGL Holdings engage in transactions with each other during the ordinary course of business. All of these intercompany transactions and balances have been eliminated from the consolidated financial statements of WGL Holdings.

     Washington Gas provides administrative and general support to affiliates, such as cash collections and other services, and has filed tax returns that include affiliated taxable transactions. The actual costs of these services are billed to the appropriate affiliates and to the extent such billings are not yet paid, they are reflected in “Receivables from associated companies” on the Washington Gas Balance Sheets. Cash collected by Washington Gas on behalf of its affiliates but not yet transferred is recorded in “Payables to associated companies” on the Washington Gas Balance Sheets. Washington Gas does not recognize revenues or expenses associated with providing these services.

     Washington Gas and its affiliates borrow and lend funds through the operation of a money pool. At December 31, 2003 and September 30, 2003, the Washington Gas Balance Sheets reflected a total of $17.2 million and $10.0 million, respectively, of net payables to associated companies. All affiliated transactions, including these balances, were eliminated from the WGL Holdings Consolidated Balance Sheets in accordance with GAAP.

     Additionally, Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all unregulated energy marketers participating in the sale of natural gas on an unregulated basis though the customer choice programs that operate in its service territory. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services, Washington Gas charged WGEServices, an affiliated energy marketer, $7.8 million and $3.7 million for the three months ended December 31, 2003 and 2002, respectively. The related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.

NOTE 9. SALE OF PROPERTY

     In the first quarter of fiscal year 2003, the Company’s non-utility operations recognized a pre-tax gain of $1.5 million ($926,000 after-tax) from the sale of its interest in a land development venture.

NOTE 10. COMMITMENTS AND CONTINGENCIES

     Regulated Utility Operations

     Certain legal and administrative proceedings associated with the Company’s business, including rate case contingencies, involve WGL Holdings and/or its subsidiaries. In the opinion of management, the Company has recorded an adequate provision for probable losses or refunds to customers for rate case contingencies related to these proceedings in accordance with SFAS No. 5, Accounting for Contingencies.

     District of Columbia Jurisdiction

     In response to an Order issued by the Public Service Commission of the District of Columbia (PSC of DC) on March 28, 2003, the District of Columbia Office of the People’s Counsel (DC OPC—a participant in the regulatory proceeding) filed an appeal with the District of Columbia Court of Appeals. The filing seeks to overturn certain portions of the March 28, 2003 ruling by the PSC

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

of DC. In its March 28, 2003 ruling, the PSC of DC upheld a previous ruling that rejected a proposal by the DC OPC to refund to customers, asset management revenues previously received by Washington Gas. This ruling became effective on April 9, 2003. If the District of Columbia Court of Appeals were to rule in favor of the DC OPC in this matter, Washington Gas would be required to refund the amounts previously recorded in revenues totaling approximately $9.2 million (on a pre-tax basis). Though Washington Gas cannot predict the final outcome of this matter, it believes that the DC OPC’s appeal is without merit and, accordingly, no liability has been recorded related to this matter.

     Virginia Jurisdiction

     On June 14, 2002, Washington Gas filed an application with the State Corporation Commission of Virginia (SCC of VA) to increase annual revenues in Virginia. The Shenandoah Gas Division of Washington Gas was included in the application. The application requested an increase in overall annual revenues of approximately $23.8 million. Washington Gas requested an overall rate of return of 9.42 percent and a return on common equity of 12.25 percent. Under the regulations of the SCC of VA, Washington Gas placed the proposed general revenue increase into effect on November 12, 2002, subject to refund, pending the SCC of VA’s final decision in the proceeding. Since then, Washington Gas recorded a provision for rate refunds in each period representing the estimated refund required based on management’s judgment of the rate case outcome.

     On December 18, 2003, the SCC of VA issued a final Order in this proceeding which granted Washington Gas an annual revenue increase of $10.8 million, and reduced the annual revenue of the Shenandoah Gas Division of Washington Gas by $867,000. The combination of this increase in the rates of Washington Gas and the reduction in the rates of the Shenandoah Division of Washington Gas yields a net increase in annual revenues of $9.9 million. The final Order allowed a rate of return on common equity of 10.50 percent and an overall rate of return of 8.44 percent.

     Refunds to customers, with interest, will be made pursuant to the final Order on or before March 1, 2004. Washington Gas has recognized the impact of a rate refund based on its estimate of the outcome of the pending rate case from the SCC of VA’s final Order, and the liability has been reflected in Washington Gas’ financial statements since November 2002, the time when revenues began to be collected. Management believes there will be no material effect on earnings in relation to the reserves the Company has previously recorded when the refund is made.

     In the final Order, the SCC of VA ordered that the implementation date of new depreciation rates should be January 1, 2002, as opposed to November 12, 2002 as originally requested and implemented by Washington Gas. This required Washington Gas to record additional depreciation expense for the quarter ended December 31, 2003 of approximately $3.5 million on a pre-tax basis.

     The SCC of VA also ordered Washington Gas to reduce its rate base by $28 million, which is net of accumulated deferred income taxes of $14 million, and to establish an equivalent regulatory asset for regulatory accounting purposes. This represents the difference between the accumulated reserve for depreciation recorded on the books of Washington Gas and a theoretical reserve that was derived by the Staff of the SCC of VA (VA Staff) as part of its review of Washington Gas’ depreciation rates, less accumulated deferred income taxes. This difference is being amortized as a component of depreciation expense over 32 years. The SCC of VA provided for both a return on, and a return of, this investment.

     However, in approving this treatment described in the preceding paragraph, the SCC of VA further ordered that an annual “earnings test” be performed to determine if Washington Gas has earned in excess of its allowed rate of return on common equity for its Virginia operations. The current procedure for performing this earnings test does not normalize the actual return on equity

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

for the effect of weather over the applicable twelve-month period. To the extent that Washington Gas earns in excess of its allowed return on equity in any annual earnings test period, Washington Gas would be required to increase depreciation expense (after considering the impact of income tax benefits) and increase the accumulated reserve for depreciation for the amount of the actual earnings in excess of the earnings produced by the 10.50 percent allowed return on equity. Under the SCC of VA’s requirements for performing earnings tests, if weather is warmer than normal in a particular annual earnings test period, Washington Gas would not be allowed to restore any amount of earnings previously eliminated as a result of this earnings test. This annual earnings test shall continue to be performed until the $28 million difference between the accumulated reserve for depreciation recorded on Washington Gas’ books and the theoretical reserve derived by the VA Staff, net of accumulated deferred income taxes, is eliminated or the level of the regulatory asset is adjusted as a result of a future depreciation study. Based upon the results of various earnings tests performed by Washington Gas using both historical and forecasted data, Washington Gas concluded that no adjustment to income was necessary for the three months ended December 31, 2003 or for earlier periods in connection with the required earnings test. This assessment could change if the VA Staff differs with management’s calculations or methodology, or if actual results show earnings in excess of the allowed return on equity due to the effects of pending rate relief, colder-than-normal weather or other factors.

     Non-Utility Operations

     As discussed below, the Company is party to financial guarantees related to the energy-marketing activities of WGEServices. WGEServices also is exposed to the risk of non-performance associated with its principal electric supplier.

     Financial Guarantees

     WGL Holdings and Washington Gas Resources are party to agreements naming them as the guarantor for certain purchases and sales of natural gas and electricity made by WGEServices. Total guarantees outstanding at December 31, 2003 were $307.3 million, of which $304.3 million and $3.0 million of such guarantees named WGL Holdings and Washington Gas Resources as the guarantor, respectively. Of the total guarantees, there were $42.0 million and $600,000 held by WGL Holdings that are due to expire on December 31, 2004 and February 29, 2008, respectively. The remaining guarantees of $264.7 million do not have specific maturity dates.

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

     The performance risk of the MAEM contract is mitigated through a Security and Escrow agreement entered into between WGEServices and MAEM prior to the bankruptcy filing. Under the Security and Escrow agreement, WGEServices has access to collateral that is intended to cover the difference between the current market price of electricity and the price at which WGEServices has contracted to sell electricity. In the opinion of counsel to the Company, WGEServices has the contractual right to draw on the escrow funds in the account (which totaled $15 million as of February 17, 2004) if the contracts between WGEServices and MAEM are terminated. The amount of WGEServices’ exposure in the event of termination of the contracts between WGEServices and MAEM is estimated to be less

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

than the amount of collateral included in the escrow account. This estimate of WGEServices’ exposure to contract termination is based upon acquiring supply, priced at forward electricity prices through the expiration of the existing sales contracts or until WGEServices exercises certain damage limitation provisions of its customers’ sales contracts. The actual exposure for WGEServices may differ from the estimate due to changes in timing of any contract termination, deviations from normal weather, changes in future market conditions, or other factors.

     Since the bankruptcy filing, MAEM has continued to honor its supply obligations to WGEServices. In October 2003, WGEServices and MAEM signed a post-bankruptcy petition contract that enables WGEServices to renew expiring contracts with its current electric retail customers. This post-bankruptcy petition contract is also a full requirements contract with no fixed commitment to purchase electricity.

     Certain other supplier companies that sell gas to WGEServices have relatively low credit ratings as determined by major credit rating agencies. Depending on the future ability of these suppliers to deliver natural gas under existing contracts, WGEServices could be financially exposed for the difference between the price at which WGEServices has contracted to buy natural gas, and the cost of any replacement natural gas that may need to be purchased. WGEServices has a wholesale supplier credit policy that is designed to mitigate wholesale credit risks through a requirement for credit enhancements. Per the terms of this policy, WGEServices has obtained credit enhancements from certain of its gas suppliers.

NOTE 11. SUBSEQUENT EVENT — GAIN FROM SALE

     WG Maritime Plaza I, Inc. (Maritime), an indirect subsidiary of WGL Holdings, Inc., will receive approximately $6.4 million from the sale of two buildings in which Maritime has affiliated interests. WGL Holdings expects to utilize a capital loss carry-forward to offset the federal income taxes associated with this transaction and after considering other local income tax provisions, WGL Holdings will recognize after-tax earnings of approximately $6.0 million in the quarter ended March 31, 2004.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

     Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans,” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” and “could.” Although the registrants, WGL Holdings, Inc. (WGL Holdings or the Company) and Washington Gas Light Company (Washington Gas or the regulated utility), believe such forward-looking statements are based on reasonable assumptions, they cannot give assurance that every objective will be achieved. Forward-looking statements speak only as of today, and the registrants assume no duty to update them. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

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

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) is divided into the following two major sections:

•	WGL Holdings — This section describes the financial condition and results of operations of WGL Holdings and its subsidiaries on a consolidated basis. It includes brief discussions of WGL Holdings’ regulated utility operations and non-utility operations. The majority of WGL Holdings’ operations are derived from the results of its regulated utility, Washington Gas. In addition, WGL Holdings is affected by the results of its non-utility operations. For more information on the Company’s regulated utility operations, please refer to the Management’s Discussion for Washington Gas.

•	Washington Gas — This section describes the financial condition and results of operations of Washington Gas, a wholly owned subsidiary that comprises the vast majority of WGL Holdings’ regulated utility segment. As such, the financial condition and results of operations of Washington Gas’ utility operations and WGL Holdings’ regulated utility segment are essentially the same.

     Both of the major sections of Management’s Discussion—WGL Holdings and Washington Gas—should be read to obtain an understanding of the Company’s operations and financial performance. Management’s Discussion also should be read in conjunction with the respective company’s financial statements and the combined notes thereto.

     Unless otherwise noted, earnings per share amounts are presented herein on a diluted basis, and are based on weighted average common and common equivalent shares outstanding.

EXECUTIVE OVERVIEW

     Introduction

     WGL Holdings, through its subsidiaries, sells and delivers natural gas and provides a variety of energy-related products and services to customers primarily in the metropolitan areas of Washington, D.C., Maryland and Virginia. WGL Holdings has three primary operating segments that are described below:

     Regulated Utility. The Company’s core subsidiary, Washington Gas, delivers natural gas to retail customers in accordance with tariffs set by state or District of Columbia regulatory commissions that have jurisdiction over Washington Gas’ rates. These rates are intended to provide the regulated utility with an opportunity to earn a just and reasonable rate of return on the investment devoted to the delivery of natural gas to customers. Additionally, Washington Gas sells natural gas to customers who have not elected to purchase natural gas from unregulated third-party marketers. The regulated utility does not earn a profit or incur a loss when it sells the natural gas commodity as utility customers are charged for the natural gas commodity at the same cost the regulated utility incurs.

     Retail Energy-Marketing. Washington Gas Energy Services (WGEServices) sells natural gas and electricity directly to residential, commercial and industrial customers, both inside and outside of the regulated utility’s traditional service territory. WGEServices does not own any natural gas or electric generation, transmission or distribution assets. Rather, it sells natural gas and electricity with the objective of earning a profit, and those commodities are delivered to retail customers through the assets owned by regulated utilities.

     Heating, Ventilating and Air Conditioning (HVAC). The Company’s commercial HVAC operations provide turn-key, design-build, and renovation projects to the commercial and government markets.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Key Indicators of Financial Condition and Operating Performance

     Management believes that the following are key indicators for monitoring the Company’s financial condition and operating performance:

     Return on average common equity. This ratio is calculated by dividing net income (applicable to common stock) by average common shareholders’ equity. For the regulated utility, management compares the actual return on equity with the return on equity allowed by regulators and the return on equity that is necessary for the Company to compensate investors sufficiently and be able to continue to attract capital.

     Common equity ratio. This ratio is calculated by dividing total common shareholders’ equity by the sum of common shareholders’ equity, preferred stock and long-term debt (including current maturities). Maintaining this ratio in the mid-50 percent range affords the Company financial flexibility and access to long-term capital at relatively low costs. Refer to the “Liquidity and Capital Resources- General Factors Affecting Liquidity” section of Management’s Discussion for a discussion of the Company’s capital structure.

     Primary Factors Affecting WGL Holdings and Washington Gas

     The principal business, economic and other factors that affect the operations and/or financial performance of WGL Holdings and Washington Gas include:

•	weather conditions;
•	regulatory environment;
•	gas supply and storage capacity;
•	competitive environment;
•	environmental matters;
•	industry consolidation;
•	economic conditions and interest rates;
•	inflation/deflation;
•	labor contracts; and
•	potential changes in accounting practices.

     For a further discussion of the Company’s business, operating segments and the factors listed above, refer to Management’s Discussion within the Company’s fiscal year 2003 Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

     Preparation of financial statements and related disclosures in compliance with Generally Accepted Accounting Principles in the United States of America (GAAP) requires the selection and the application of appropriate technical accounting rules to the relevant facts and circumstances of the Company’s operations, as well as the use of estimates by management to compile the consolidated financial statements. The application of these accounting policies involves judgment regarding estimates and projected outcomes of future events, including the likelihood of success of particular regulatory initiatives, the likelihood of actualizing environmental estimates and the probability of recovering costs and investments in both the regulated utility and non-utility operations.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     The following critical accounting policies require management’s judgment and estimation, where such estimates have a material effect on the consolidated financial statements.

•	accounting for utility revenue and cost of gas recognition;
•	accounting for regulatory operations — regulatory assets and liabilities;
•	accounting for income taxes; and
•	accounting for contingencies.

     For a description of these critical accounting policies, refer to Management’s Discussion within the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2003. There have been no changes in the method of management’s judgment and estimation underlying these policies subsequent to September 30, 2003.

WGL HOLDINGS, INC.

RESULTS OF OPERATIONS — Three Months Ended December 31, 2003 vs. December 31, 2002

     Summary Results

     WGL Holdings, Inc. reported net income of $39.5 million, or $0.81 per share, for the three months ended December 31, 2003, the first quarter of the Company’s fiscal year 2004. This compares to net income of $51.6 million, or $1.06 per share, for the same quarter of the prior fiscal year. There was no difference between basic and diluted earnings per share for the current or prior year’s quarter. For the twelve-month period ended December 31, 2003, the Company earned a return on average common equity of 12.2 percent as compared to 7.5 percent for the corresponding prior twelve-month period.

     Weather for the first quarter of fiscal year 2004 was 1.9 percent colder than normal, compared to 21.0 percent colder than normal for the same quarter last fiscal year. This was the primary driver of the overall earnings comparisons between the current and prior year’s first quarter, coupled with additional depreciation expense recorded in the 2004 first quarter in connection with a Virginia rate order. Favorably contributing to earnings for the first three months of fiscal year 2004 was a 2.3 percent increase in active customers, along with improved earnings from the Company’s unregulated retail energy-marketing business.

     Regulated Utility Operating Results

     The Company’s utility operations are weather sensitive, with a significant portion of its revenue coming from deliveries of natural gas to residential and commercial heating customers. The regulated utility segment reported net income of $34.7 million, or $0.71 per share, for the first quarter of fiscal year 2004, compared to net income of $46.9 million, or $0.96 per share, for the same quarter of the prior fiscal year. Total gas deliveries to firm customers fell 9.9 percent to 402.1 million therms for the current quarter due to warmer weather. Weather, as measured by heating degree days, was 15.5 percent warmer in the current quarter than the same period of the prior fiscal year. Weather for the prior year’s first quarter was 21.0 percent colder than normal, enhancing earnings per share by $0.17. Weather was only 1.9 percent colder than normal for the first quarter of fiscal year 2004, and had a negligible effect on net income.

     Earnings for the regulated utility segment also reflect higher depreciation and amortization expense for the first quarter of fiscal year 2004, primarily as a result of a December 18, 2003 final Order of the State Corporation Commission of Virginia (SCC of VA). In connection with this Order, the Company recorded, in the quarter ended December 31, 2003, additional depreciation expense of $3.5 million (pre-tax), or $0.04 per share, applicable to the period from January 1, 2002 through November 11, 2002. Additionally, an adjustment to income taxes favorably contributed $2.7 million, or $0.06 per

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

share, to earnings for the first quarter of fiscal year 2003.

     Improving current quarter earnings for the regulated utility segment was a 22,344 increase in active customer meters as compared to the same quarter of the prior year. With respect to retail rates, the Company has received five changes in its base rates in the past year. There was virtually no effect of these rate changes on earnings for the current quarter when compared to the prior year’s quarter. However, these rate changes will have a favorable effect on earnings comparisons in subsequent 2004 quarters.

     Non-Utility Operating Results

     Total net income for the Company’s non-utility operations was $4.9 million, or $0.10 per share, for the three months ended December 31, 2003, a slight improvement of $153,000 over the same quarter of the prior year. The following table compares the financial results from non-utility activities for the quarters ended December 31, 2003 and 2002.

Net Income (Loss) Applicable to Non-Utility Activities

	Three Months Ended
	December 31,

(In thousands)	2003	2002	Variance

Retail energy-marketing	$4,810	$4,301	$509
Commercial HVAC	(498)	(385)	(113)

Subtotal	4,312	3,916	396
Other non-utility activities	552	795	(243)

Total	$4,864	$4,711	$153

     Retail Energy-Marketing. WGL Holdings’ retail energy-marketing subsidiary, WGEServices, sells natural gas and electricity in competition with other unregulated marketers. WGEServices reported net income of $4.8 million, or $0.10 per share, for the first quarter of fiscal year 2004, a $509,000, or $0.01 per share, improvement over the same quarter in fiscal year 2003. This improvement reflects higher gross margins from the sale of both natural gas and electricity. Though natural gas sales volumes of 207.8 million therms were relatively unchanged from the prior year’s quarter, the gross margin per therm of natural gas sold increased eight percent over the gross margin in the same quarter of the prior year. Gross margin per kilowatt-hour increased 30 percent over the prior year’s quarter, which more than offset an 11 percent decline in electricity volumes sold due to a reduction in the number of lower-margin residential customers served, as well as a reduction in commercial kilowatt-hour sales.

     Commercial HVAC. Two subsidiaries, American Combustion Industries, Inc. and Washington Gas Energy Systems, Inc., comprise the Company’s commercial HVAC operations. This operating segment reported a net loss of $498,000, or $0.01 per share, as compared to a net loss of $385,000, or $0.01 per share, for the same quarter last year, principally reflecting lower sales and gross margins.

     Other Non-Utility Activities. Transactions not significant enough to be reported as a separate business segment are aggregated as other non-utility activities of the Company and included as part of non-utility operations. Results for other non-utility activities for the current quarter reflect a $243,000 decrease in income from the prior year’s quarter primarily due to the inclusion in last year’s first quarter of an after-tax gain of $926,000, or $0.02 per share, from the Company’s sale of its interest in a land development venture. This was largely offset by a favorable after-tax adjustment of $600,000, or $0.01 per share, in the first quarter of fiscal year 2004 to a loan loss provision associated with the Company’s consumer finance business that has stopped accepting new loans.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Other Income (Expenses) – Net

     For the quarter ended December 31, 2003, Other income (expenses) — net reflected net expenses of $920,000 as compared to income of $714,000 for the quarter ended December 31, 2002. The inclusion in the first quarter of the prior fiscal year of an after-tax gain of $926,000 related to the Company’s sale of its interest in a real estate venture contributed to the year-over-year comparison.

     Interest Expense

     The following table depicts the components of interest expense for the quarters ended December 31, 2003 and 2002.

Composition of Interest Expense Changes

	Three Months Ended
	December 31,

(In thousands)	2003	2002	Variance

Long-Term Debt	$10,470	$10,952	$(482)
Short-Term Debt	457	354	103
Other (Includes AFUDC*)	664	593	71

Total	$11,591	$11,899	$(308)

*Represents Allowance for Funds Used During Construction.

     WGL Holdings’ interest expense of $11.6 million for the first three months of fiscal year 2004 decreased $308,000 from the same period last year due primarily to a decrease in the average balance of long-term debt outstanding, coupled with a decrease in the weighted average cost of these borrowings. Increased interest costs related to short-term borrowings reflect higher average balances, partially offset by a decrease in the weighted average cost of such borrowings.

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

     Significant swings can take place in the level of short-term debt required by the Company due primarily to changes in the price of natural gas and the impact of weather on the volumes of natural gas and electricity that need to be purchased to satisfy customer demand. Satisfactory supplemental financing to the Company’s commercial paper program in the form of revolving credit agreements enables the Company to maintain access to short-term debt markets. The ability of the Company to obtain such financing depends on its credit ratings, which are greatly affected by financial performance and the liquidity of financial markets. Also potentially affecting access to short-term debt capital is the nature of any restrictions that might be placed upon the Company such as ratings triggers or a requirement to provide creditors with additional credit support in the event of a determination of insufficient creditworthiness.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
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

     The Company has a goal to maintain its common equity ratio in the mid-50 percent range of total consolidated capital. In addition, the Company typically reduces short-term debt balances in the spring because a significant portion of the Company’s current assets is converted into cash at the end of the winter heating season. Accomplishing these capital structure objectives and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for the Company and Washington Gas, and to allow access to capital at reasonable costs. As of December 31, 2003, total consolidated capitalization, including current maturities of long-term debt, comprised 55.4 percent common equity, 1.9 percent preferred stock and 42.7 percent long-term debt. The cash flow requirements of the Company and the ability to provide satisfactory resources to satisfy those requirements are primarily influenced by the activities of Washington Gas and to a lesser extent the non-utility operations.

     The Company believes it has sufficient liquidity to satisfy its financial obligations. At December 31, 2003, the Company did not have any restrictions on its cash balances that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.

     Short-Term Cash Requirements and Related Financing

     The regulated utility’s business is weather sensitive and seasonal, causing short-term cash requirements to vary significantly during the year, and from year-to-year for the same quarter. Over 75 percent of the total therms delivered in the regulated utility’s service area (excluding deliveries to two electric generation facilities) occur during the first and second fiscal quarters. Cash requirements peak in the fall and winter months when accounts receivable, accrued utility revenues and storage gas inventories are at their highest levels. After the winter heating season, many of these assets are converted into cash, which the Company generally uses to reduce and sometimes eliminate short-term debt and acquire storage gas for the next heating season.

     The Company’s retail energy-marketing subsidiary, WGEServices, has seasonal short-term cash requirements resulting from purchasing gas in periods that are not matched with the sale of this commodity. In addition, WGEServices must finance its accounts receivable for the gas and electricity that it sells, and the accounts receivable balances are seasonal.

     Both the regulated utility and the retail energy-marketing segment maintain storage gas inventory. Storage gas inventories represent gas purchased from producers and are stored in facilities primarily owned by interstate pipelines. The regulated utility and retail energy-marketing subsidiary generally pay for storage gas between heating seasons and withdraw it during the heating season. Significant variations in storage balances are usually caused by the price paid to producers and marketers, which is a function of short-term market fluctuations in gas costs. For the regulated utility, such costs become a component of the cost of gas recovered from customers when volumes are withdrawn from storage. In addition, the regulated utility is able to specifically recover its pre-tax cost of capital related to the varying level of storage gas inventory balance in each of the three jurisdictions in which it operates. This carrying cost is recovered from customers as a component of gas costs.

     Variations in the timing of collections of gas costs under the regulated utility’s gas cost recovery mechanisms and the level of refunds from pipeline companies that will be returned to customers can significantly affect short-term cash requirements.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     The Company and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal requirements. The Company’s policy is to maintain bank credit facilities in an amount equal to or greater than its expected maximum short-term debt position. As of December 31, 2003, Washington Gas and WGL Holdings each had revolving credit agreements with a group of banks of $175 million and $130 million, respectively, in support of their short-term debt requirements. Washington Gas and WGL Holdings pay facility fees of 11 basis points and 13 basis points, respectively, for the revolving credit agreements that will expire on April 30, 2004.

     At December 31, 2003, the Company had outstanding notes payable of $186.3 million as compared to $166.7 million outstanding at September 30, 2003. The increase in notes payable is primarily due to an increase in the Company’s working capital requirements.

     Long-Term Cash Requirements and Related Financing

     The Company’s long-term cash requirements primarily depend upon the level of capital expenditures, long-term debt maturity requirements and decisions to refinance long-term debt. The Company devotes the majority of its capital expenditures to adding new regulated utility customers in its existing service area. At December 31, 2003, Washington Gas was authorized to issue up to $213.0 million of long-term debt under a shelf registration that was declared effective by the Securities and Exchange Commission (SEC) on April 24, 2003. On May 20, 2003, Washington Gas executed a Distribution Agreement with certain financial institutions for the issuance and sale of debt securities included in the shelf registration statement.

     In November 2003, Washington Gas paid $37.2 million plus accrued interest to redeem $36.0 million of 6.95 percent Medium-Term Notes (MTNs) that were due in 2024, and replaced this debt with $37.0 million of newly issued, 4.88 percent MTNs due in 2013. The effective cost of the new debt, after considering a gain associated with a derivative instrument entered into in connection with this debt, was 4.11 percent (refer to the “Market Risk—Interest-Rate Risk” section of Management’s Discussion).

     Security Ratings

     The table below reflects credit ratings for outstanding debt instruments of WGL Holdings and Washington Gas at December 31, 2003. If the Company and/or the regulated utility were to experience a change in its debt ratings, the cost of its future short-term and long-term debt issues would likely change. Furthermore, a ratings change could result in a change in facility fees paid to banks.

Credit Ratings for Outstanding Debt Instruments

	WGL Holdings, Inc.		Washington Gas

Unsecured
	Medium-Term Notes		Unsecured
Rating Service	(Indicative)*	Commercial Paper	Medium-Term Notes	Commercial Paper

Fitch, Inc.	A+	F1	AA-	F1+
Moody’s Investors Service	**	P-2	A2	P-1
Standard & Poor’s Corporation	AA-	A-1+	AA-	A-1+

*	Indicates the ratings that may be applicable if WGL Holdings were to issue unsecured medium-term notes.
**	Unpublished.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

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

     Reference is made to the “Contractual Commitments and Commercial Obligations” section in Management’s Discussion in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, for a detailed discussion of these contractual obligations. Note 6 of the Notes to Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K includes a discussion of long-term debt, including debt maturities. Reference is made to Note 15 of the Notes to Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K that reflects information about the various contracts of Washington Gas and WGEServices. The comparable information as of December 31, 2003 is not materially different from that disclosed in the Company’s fiscal year 2003 Annual Report on Form 10-K.

     WGL Holdings and Washington Gas Resources Corporation (Washington Gas Resources) have guaranteed certain purchases and sales of natural gas and electricity on behalf of the retail energy-marketing segment. At December 31, 2003, these guarantees totaled $307.3 million, of which $304.3 million were guaranteed by WGL Holdings and $3.0 million were guaranteed by Washington Gas Resources. Termination of these guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings may also cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations which had been created under the guarantees prior to the date of the notice of cancellation.

     Cash Flows from Operating Activities

     The primary drivers for the Company’s operating cash flows are cash payments received from gas customers, offset by payments made by the Company for gas costs, and for operation and maintenance, taxes and interest costs. Current interest expense reflects the favorable effect of relatively low interest rates, especially short-term interest rates, a condition that could change rapidly.

     During quarters ended December 31, the first quarter of the Company’s fiscal year, the Company generates a large portion of its annual net income due to the significant volumes of natural gas that are delivered by the regulated utility during the winter heating season. Variations in the level of net income reported for the quarter ended December 31 may be significant because of the variability of weather from one quarter in a year to the same quarter in the subsequent year. Generating large sales volumes during the quarter ended December 31 increases accounts receivable from the level at September 30; likewise, accounts payable increases to pay providers of the natural gas commodity and pipeline capacity. Accounts payable for the natural gas commodity can also vary significantly from one period to the next because of the volatility in the price of natural gas. Since payments for natural gas and pipeline capacity need to be made to suppliers before accounts receivable are collected from customers, this generally causes the Company to increase its short-term debt financing between September 30 and December 31. Storage gas inventories, which usually peak on November 1, are partially drawn down in the quarter ended December 31, and provide a source of cash as this asset is used to satisfy winter sales demand. Gas costs due from or to customers, as well as deferred purchased gas costs which represent the difference between gas costs that have been paid to suppliers in the past and what has been collected from customers for these gas costs, can also cause significant variations in cash flows from period to period.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Net cash provided by operating activities totaled $22.6 million for the first three months of fiscal year 2004. A description of certain material changes in working capital from September 30, 2003 to December 31, 2003 is listed below:

•	Accounts receivable and accrued utility revenues increased $207.1 million, primarily due to the onset of the Company’s heating season and the increased sales that resulted during this period.

•	Storage gas inventory levels decreased $20.0 million from September 30, 2003 as volumes were withdrawn to satisfy a portion of sales demand during the winter heating season.

•	Accounts payable increased $75.3 million, largely attributable to increased gas purchases to match the increased sales demand.

     Cash Flows Provided by Financing Activities

     Cash flows provided by financing activities were $4.1 million for the three months ended December 31, 2003. An increase in notes payable of $19.6 million, due to increased working capital requirements, was the primary driver of this increase. This increase was offset by a normal recurring common stock dividend payment of $15.6 million. Additionally, during the quarter the Company retired $36.1 million of long-term debt and issued $37.0 million of lower-cost long-term debt (refer to the “Liquidity and Capital Resources—Long-Term Cash Requirements and Related Financing” section in Management’s Discussion).

     Cash Flows Used in Investing Activities

     During the three months ended December 31, 2003, cash flows used in investing activities totaled $21.9 million primarily for capital expenditures made on behalf of the regulated utility.

MARKET RISK

     The Company is exposed to various forms of market risk. The following discussion describes the Company’s exposure to commodity price risk and interest-rate risk.

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

     In order to mitigate commodity price risk, Washington Gas obtained regulatory approval in the District of Columbia, Maryland and Virginia to hedge transactions for a limited portion of its natural gas purchases. As of December 31, 2003, the Company had derivative contracts under approved hedging instruments having a total fair value gain of $3.0 million.

     Additionally, the Company purchases gas under contracts that provide for volumetric variability. As of December 31, 2003, these contracts have a total fair value loss of $673,000 (refer to Note 6— Derivative Instruments for a discussion of the accounting for these derivative instruments).

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
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

     Natural Gas. WGEServices has market exposure to the extent it does not closely match the timing and amount of natural gas it purchases with the related fixed price sales commitments. WGEServices manages much of this risk by attempting to closely match the timing of its purchases with its sales commitments to customers. WGEServices also faces exposure in that approximately 60 percent of its annual natural gas sales volumes are subject to variations in customer demand caused by fluctuations in weather. Purchases of natural gas to fulfill sales commitments are made under fixed-volume contracts that assume normal weather. If there is a significant deviation of weather from normal that causes purchase commitments to differ significantly from sales levels, WGEServices may be required to buy or sell natural gas at prices that negatively impact gross margins. WGEServices uses storage gas inventory and peaking services offered to marketers by the regulated utility to balance its volumetric requirements. WGEServices also manages this risk through the purchase of derivative instruments. At December 31, 2003, these derivatives were valued at $606,000 and WGEServices recorded a net gain of $854,000 during the first quarter of fiscal year 2004 related to these derivatives. At December 31, 2002, these derivatives were valued at $349,000, and WGEServices recorded a net gain of $118,000 during the first quarter of fiscal year 2003.

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

     Electricity. For its electric business, WGEServices has significantly limited its volumetric and price risks through a full requirements supply contract with a major generator, Mirant Americas Energy Marketing L.P. (MAEM), which is an indirect wholly owned subsidiary of Mirant Corporation (Mirant). Under the terms of this contract, MAEM assumes the risk for any volume and price risks associated with sales made by WGEServices. On July 14, 2003, Mirant and substantially all of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. MAEM was included in these bankruptcy filings. Future performance by MAEM under its full requirements contract with WGEServices may be subject to further developments in the bankruptcy proceedings.

     The performance risk of the MAEM contract is mitigated through a Security and Escrow agreement entered into between WGEServices and MAEM prior to the bankruptcy filing. Under the Security and Escrow agreement, WGEServices has access to collateral that is intended to cover the difference between the current market price of electricity and the price at which WGEServices has contracted to sell electricity. In the opinion of counsel to the Company, WGEServices has the contractual right to draw on the escrow funds in the account (which totaled $15 million as of February 17, 2004) if the contracts between WGEServices and MAEM are terminated. The amount of WGEServices’ exposure in the event of termination of the contracts between WGEServices and MAEM is estimated to be less than the amount of collateral included in the escrow account. This estimate of WGEServices’ exposure to contract termination is based upon acquiring supply, priced at forward electricity prices through the expiration of the existing sales contracts or until WGEServices exercises certain damage limitation provisions of its customers’ sales contracts. The actual exposure for WGEServices may differ from the estimate due to changes in timing of any contract termination, deviations from normal weather, changes in future market

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

conditions, or other factors.

     Since the bankruptcy filing, MAEM has continued to honor its supply obligations to WGEServices. In October 2003, WGEServices and MAEM signed a post-bankruptcy petition contract that enables WGEServices to renew expiring contracts with its current electric customers and to make purchases for new customers.

     Value-At-Risk. WGEServices also measures the market risk of its energy commodity portfolio and employs risk control mechanisms to measure and determine mitigating steps related to market risk including the determination and review of value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. For the natural gas portfolio, based on a 95 percent confidence interval, WGEServices’ value-at-risk at December 31, 2003 was approximately $292,000 for a one-day holding period. WGEServices also calculates the value of its open position which measures the amount of net cash outflow or inflow that would be required to close the volumetric differential between its purchase and sales commitments. As of December 31, 2003, WGEServices would have had a net cash outflow of approximately $4.8 million to close its open position.

     Interest-Rate Risk

     The Company is exposed to interest-rate risk associated with its debt financing costs. The Company utilizes derivative financial instruments from time to time in order to minimize its exposure to interest-rate risk. In June 2003, Washington Gas entered into two forward-starting swaps with an aggregate notional principal of $62.0 million to mitigate a substantial portion of interest-rate risk associated with certain debt transactions planned during fiscal year 2004. These swaps were designated as cash flow hedges and carried at fair value.

     In November 2003, Washington Gas terminated $37.0 million of the total $62.0 million aggregate notional principal of the forward-starting swaps concurrent with the November issuance of $37.0 million of MTNs as discussed previously in the “Liquidity and Capital Resources” section of Management’s Discussion. Washington Gas received $2.6 million associated with the settlement of this hedge agreement which was recorded as a regulatory liability and is being amortized over the life of the newly issued MTNs. In December 2003, Washington Gas terminated the remaining $25.0 million aggregate notional principal of the forward-starting swaps, and received $1.2 million associated with the settlement of this hedge agreement which was recorded as a regulatory liability.

     As discussed in this report, the Company and Washington Gas utilize commercial paper to satisfy short-term borrowing requirements. Recent short-term interest rates have been low in relation to historical levels. A rise in these rates could negatively affect future levels of net income.

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
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

RESULTS OF OPERATIONS — Three Months Ended December 31, 2003 vs. December 31, 2002

     Summary Results

     Washington Gas reported net income applicable to common stock of $35.7 million for the three months ended December 31, 2003, as compared to net income of $47.3 million reported for the same period last year.

     Utility Net Revenues

     Net revenues for Washington Gas were $162.8 million for the current quarter, as compared to net revenues of $172.7 million for the same quarter in fiscal year 2003. Revenues were primarily affected by weather, which was 15.5 percent warmer in the current quarter than the same quarter of the prior year. Favorably contributing to net revenues was an increase of 22,344 active meters, or 2.3 percent. Key gas delivery, weather and meter statistics are shown in the table below for the three months ended December 31, 2003 and 2002.

Gas Deliveries, Weather and Meter Statistics

	Three Months Ended
	December 31,			Percent
				Increase
	2003	2002	Variance	(Decrease)

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	266,643	290,674	(24,031)	(8.3)
Gas Delivered for Others	135,424	155,815	(20,391)	(13.1)

Total Firm	402,067	446,489	(44,422)	(9.9)

Interruptible
Gas Sold and Delivered	3,022	4,487	(1,465)	(32.6)
Gas Delivered for Others	81,894	83,024	(1,130)	(1.4)

Total Interruptible	84,916	87,511	(2,595)	(3.0)

Electric Generation—Delivered for Others	10,568	22,423	(11,855)	(52.9)

Total Deliveries	497,551	556,423	(58,872)	(10.6)

Degree Days
Actual	1,388	1,643	(255)	(15.5)
Normal	1,362	1,358	4	0.3
Percent Colder (Warmer) than Normal	1.9%	21.0%	n/a	n/a
Active Customer Meters (end of period)	978,353	956,009	22,344	2.3
New Customer Meters Added	8,950	8,306	644	7.8

     Gas Service to Firm Customers. The level of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. The regulated utility’s rates are based on normal weather, and none of the tariffs for the jurisdictions in which it operates has a weather normalization provision. Nonetheless, declining block rates in the regulated utility’s Maryland and Virginia jurisdictions, and the existence of

Washington Gas and Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

a fixed demand charge in all jurisdictions to collect a portion of revenues, reduce the effect that variations from normal weather have on net revenues.

     During the quarter ended December 31, 2003, firm therm deliveries were 402.1 million therms for the current quarter compared to 446.5 million therms for the same quarter last year. This comparison primarily reflects 15.5 percent warmer weather as compared to prior year’s first quarter. Weather for the quarter ended December 31, 2003 was 1.9 percent colder than normal, as compared to 21.0 percent colder than normal for the same period last year.

     Many customers are choosing to buy the natural gas commodity from third-party marketers, rather than purchasing the natural gas commodity and delivery service from Washington Gas on a “bundled” basis. Gas delivered to firm customers but purchased from third-party marketers represented 33.7 percent of total firm therms delivered for the quarter ended December 31, 2003, compared to 34.9 percent for the quarter ended December 31, 2002. On a per unit basis, Washington Gas earns the same net revenues from delivering gas for others as it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from Washington Gas. Therefore, the regulated utility does not experience any loss in net revenues when customers choose to purchase the natural gas commodity from a third-party marketer.

     Gas Service to Interruptible Customers. Therm deliveries to interruptible customers were 3.0 percent lower than the quarter ended December 31, 2002 primarily due to customers’ use of alternative fuels or conversion to firm deliveries because of higher natural gas prices.

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

     Gas Service for Electric Generation. Washington Gas sells and/or delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the current quarter, deliveries to these customers decreased 52.9 percent to 10.6 million therms, reflecting the use of alternative fuels primarily due to higher natural gas prices. Washington Gas shares a significant majority of the margins earned from gas deliveries to these customers with firm customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

     Utility Operating Expenses

     Operation and Maintenance Expenses. Operation and maintenance expenses of $55.6 million for the three months ended December 31, 2003 were relatively unchanged from the same period in the prior fiscal year. The regulated utility incurred higher labor and benefit costs that were offset by lower expenses associated with uncollectible accounts.

     Depreciation and Amortization. Depreciation and amortization expense for the first quarter of fiscal year 2004 rose to $25.0 million, an increase of $5.6 million, or 28.7 percent, over the same period in the prior fiscal year. This increase reflects $3.5 million of additional depreciation expense recorded in the current quarter that was applicable to the period from January 1, 2002 through November 11, 2002 in connection with a December 18, 2003 Virginia rate order (refer to the “Regulatory Matters” section in this Management’s Discussion). The remaining increase in depreciation and amortization expense primarily reflects new plant investment.

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Other Income (Expenses) — Net

     Other income (expenses) — net reflected net expenses of $1.1 million, a slight increase in net expenses reported in relation to the same period in fiscal year 2003.

     Interest Expense

     The explanations for changes in Washington Gas’ interest expense are substantially the same as the explanations included in the Management’s Discussion of WGL Holdings which, therefore, are incorporated herein by reference into this discussion.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity and capital resources for Washington Gas are substantially the same as the liquidity and capital resources discussion included in the Management’s Discussion of WGL Holdings (except for certain items and transactions that pertain to WGL Holdings and its unregulated subsidiaries) which, therefore, are incorporated herein by reference into this discussion.

REGULATORY MATTERS

     The status of recent regulatory activity in all jurisdictions is shown below. For a further discussion of these activities, refer to the Company’s fiscal year 2003 Annual Report on Form 10-K.

     District of Columbia Jurisdiction

     On February 7, 2003, Washington Gas filed with the Public Service Commission of the District of Columbia (PSC of DC) an application to increase rates. The request sought to increase overall annual revenues in the District of Columbia by approximately $14.1 million, later revised to $18.8 million on May 2, 2003. The application sought a return on common equity of 12.25 percent and an overall rate of return of 9.25 percent.

     On November 10, 2003, the PSC of DC issued an Order authorizing Washington Gas to increase its annual revenues by $5.4 million, reflecting an overall rate of return of 8.42 percent and a return on common equity of 10.60 percent. The Order, among other things, reduced annual depreciation expense and collections from the currently allowed levels by approximately $300,000. The new rates went into effect for services rendered on and after November 24, 2003.

     The $5.4 million annual revenue increase described in the Order included a reduction for the effect of a $6.5 million lower level of pension and other post-retirement benefit costs that had been previously deferred on the balance sheet of Washington Gas as a regulatory liability. This regulatory deferral mechanism, which has been in effect in the District of Columbia for several years, is designed to ensure that the variation in these annual costs, when compared to the levels collected from customers, does not affect net income. Therefore, the Order’s reduction of annual revenues for pension and other post-retirement benefit costs will be reflected as a change to the regulatory liability on the balance sheet since the liability had already been recorded. Additionally, the $5.4 million annual revenue increase in the Order also included an increase in certain expenses that are also subject to the regulatory deferral mechanism treatment that equates to approximately $800,000 per year. Accordingly, the total annual effect of the Order on Washington Gas’ pre-tax income will result in an increase of approximately $11.1 million, which equates to diluted earnings per share of approximately $0.14, based on weighted average common and common equivalent shares outstanding for fiscal year ended September 30, 2003.

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Maryland Jurisdiction

     On March 31, 2003, Washington Gas filed an application with the Public Service Commission of Maryland (PSC of MD) to increase rates in Maryland. The application requested an increase to overall annual revenues by approximately $35.1 million, later revised to $27.2 million on June 16, 2003, with a return on common equity of 12.25 percent and an overall rate of return of 9.39 percent. The requested level of the revenue increase included $8.7 million related to increased depreciation expense.

     On October 31, 2003, the PSC of MD issued a final Order, granting Washington Gas a $2.9 million increase in annual revenues based on an overall rate of return of 8.61 percent and a return on common equity of 10.75 percent. These rates went into effect for service rendered on and after November 6, 2003. The final Order excluded the effect of Washington Gas’ request for an $8.7 million increase in annual revenues for depreciation expense, which is pending in a separate docket. The final Order did provide for adjusted revenues that correspond to an update of Washington Gas’ depreciation rates upon the outcome of the separate docket.

     Virginia Jurisdiction

     On June 14, 2002, Washington Gas filed an application with the SCC of VA to increase annual revenues in Virginia. The Shenandoah Gas Division of Washington Gas was included in the application. The application requested an increase in overall annual revenues of approximately $23.8 million. Washington Gas requested an overall rate of return of 9.42 percent and a return on common equity of 12.25 percent versus the then currently authorized return on common equity of 11.50 percent for Washington Gas and 10.70 percent for the Shenandoah Gas Division.

     Under the regulations of the SCC of VA, Washington Gas placed the proposed general revenue increase into effect on November 12, 2002, subject to refund, pending the SCC of VA’s final decision in the proceeding. Since November 12, 2002, Washington Gas recorded a provision for rate refunds in each period representing the estimated refund required based on management’s judgment of the rate case outcome.

     On December 18, 2003, the SCC of VA issued a final Order in this proceeding which granted Washington Gas an annual revenue increase of $10.8 million, and reduced the annual revenue of the Shenandoah Division of Washington Gas by $867,000. The combination of this increase in the rates of Washington Gas and the reduction in the rates of the Shenandoah Gas Division of Washington Gas yields a net increase in annual revenues of $9.9 million. The final Order allowed a rate of return on common equity of 10.50 percent and an overall rate of return of 8.44 percent.

     Refunds to customers, with interest, will be made pursuant to the final Order on or before March 1, 2004. Washington Gas has recognized the impact of a rate refund based on its estimate of the outcome of the pending rate case from the SCC of VA’s final Order, and a liability has been reflected in Washington Gas’ financial statements since November 2002, the time when revenues began to be collected. Management believes there will be no material effect on earnings in relation to the reserves the Company has previously recorded when the refund is made.

     In the final Order, the SCC of VA ordered that the implementation date of new depreciation rates should be January 1, 2002, as opposed to November 12, 2002 as originally requested and implemented by Washington Gas. This required Washington Gas to record additional depreciation expense for the quarter ended December 31, 2003 of approximately $3.5 million on a pre-tax basis.

     The SCC of VA also ordered Washington Gas to reduce its rate base by $28 million, which is net of accumulated deferred income taxes of $14 million, and to establish an equivalent regulatory asset

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

for regulatory accounting purposes. This represents the difference between the accumulated reserve for depreciation recorded on the books of Washington Gas and a theoretical reserve that was derived by the Staff of the SCC of VA (VA Staff) as part of its review of Washington Gas’ depreciation rates, less accumulated deferred income taxes. This difference is being amortized as a component of depreciation expense over 32 years. The SCC of VA provided for both a return on, and a return of, this investment.

     However, in approving this treatment described in the preceding paragraph, the SCC of VA further ordered that an annual “earnings test” be performed to determine if Washington Gas has earned in excess of its allowed rate of return on common equity for its Virginia operations. The current procedure for performing this earnings test does not normalize the actual return on equity for the effect of weather over the applicable twelve-month period. To the extent that Washington Gas earns in excess of its allowed return on equity in any annual earnings test period, Washington Gas would be required to increase depreciation expense (after considering the impact of income tax benefits) and increase the accumulated reserve for depreciation for the amount of the actual earnings in excess of the earnings produced by the 10.50 percent allowed return on equity. Under the SCC of VA’s requirements for performing earnings tests, if weather is warmer than normal in a particular annual earnings test period, Washington Gas would not be allowed to restore any amount of earnings previously eliminated as a result of this earnings test. This annual earnings test shall continue to be performed until the $28 million difference between the accumulated reserve for depreciation recorded on Washington Gas’ books and the theoretical reserve derived by the VA Staff, net of accumulated deferred income taxes, is eliminated or the level of the regulatory asset is adjusted as a result of a future depreciation study.

     On January 7, 2004, Washington Gas filed a Petition for Reconsideration of Commission Final Order (the Petition) with the SCC of VA. The Petition requested that the SCC of VA reconsider the establishment of a regulatory asset for $28 million related to the accumulated depreciation reserve, net of accumulated deferred income taxes, and for making such regulatory asset be subject to an earnings test. The Petition further requested, among other things, that the SCC of VA reconsider its requirement for Washington Gas to implement new depreciation rates effective January 1, 2002, rather than coincident with the effective date of interim rates on November 12, 2002. On January 23, 2004, the SCC of VA rejected the Petition. On January 15, 2004 and on February 9, 2004, Washington Gas filed a Notice of Appeal with the SCC of VA notifying it of Washington Gas’ intent to appeal to the Supreme Court of Virginia, the SCC of VA’s December 18, 2003 final Order and the January 23, 2004 rejection of the Petition.

     On January 27, 2004, Washington Gas filed an expedited rate case with the SCC of VA that seeks to increase annual revenues in Virginia by $19.6 million, with an overall rate of return of 8.70 percent and a 10.50 percent return on equity. Based upon expedited rate case filing procedures, Washington Gas believes that new rates reflecting this increase should be placed into effect, subject to refund, for service rendered on and after February 26, 2004, pending the SCC of VA’s final decision in the proceeding.

     Included in the January 27, 2004 expedited rate case were two earnings tests performed by Washington Gas related to the 12-month periods ended December 31, 2002 and June 30, 2002. These earnings tests indicated that Washington Gas had not exceeded its allowed return on equity in the Virginia jurisdiction. Additionally, Washington Gas performed a preliminary analysis forecasting 12-month results for the period ended June 30, 2004 based on information as of December 31, 2003, also concluding that Washington Gas is not expected to exceed its allowed return on equity for this period. Accordingly, no earnings test adjustments were reflected in Washington Gas’ financial statements for the three months ended December 31, 2003 or for earlier periods. This assessment could change if the VA Staff differs with management’s calculations or methodology, or if actual results for the twelve months ended June 30, 2004 show earnings in excess of the allowed return on equity due to the effects of pending rate relief, colder-than-normal weather or other factors.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following issues related to the Company’s market risk are included under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and are incorporated herein by reference into this discussion. Also refer to Item 7A in the Company’s 2003 Annual Report on Form 10-K.

•	Price Risk Related to Regulated Utility Operations

•	Price Risk Related to Retail Energy-Marketing Operations

•	Interest-Rate Risk

ITEM 4. CONTROLS AND PROCEDURES

     Senior management, including the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ and Washington Gas’ disclosure controls and procedures as of December 31, 2003. Based on this evaluation process, the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that WGL Holdings’ and Washington Gas’ disclosure controls and procedures are effective. There have been no changes in the Registrants’ internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the registrants’ internal control over financial reporting.

WGL Holdings, Inc.
Washington Gas Light Company
Part II — Other Information
Item 6 — Exhibits and Reports on Form 8-K

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

31.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Frederic M. Kline, the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Frederic M. Kline, the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer, and Frederic M. Kline, the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.

99.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.

99.3	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company.

99.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company.

(b) Reports on Form 8-K:

     The following reports were jointly filed, unless otherwise specified, on Forms 8-K during the quarter ended December 31, 2003:

Date Filed	Description of Event Occurred

October 16, 2003	Virginia Regulatory Matters
On September 16, 2003, the Chief Hearing Examiner issued a report recommending that the SCC of VA adopt the Chief Hearing Examiner’s findings for an increase in gross annual revenues of $5.7 million. The Chief Hearing Examiner’s recommendations and conclusions were based on a finding that the current cost of equity is within a range of 10.00 percent to 11.00 percent, and rates should be established based on the 10.50 percent midpoint of the equity range. The overall return recommended was 8.44 percent assuming the midpoint for the equity portion of the return. The Chief Hearing Examiner also recommended that new higher depreciation rates be implemented concurrent with the effective date of new base rates on November 12, 2002.

WGL Holdings, Inc.
Washington Gas Light Company
Part II — Other Information
Item 6 — Exhibits and Reports of Form 8-K (concluded)

Date Filed	Description of Event Occurred

November 3, 2003	Fourth Quarter Fiscal Year 2003 Results
WGL Holdings, Inc. issued an earnings news release on November 3, 2003 covering the results of operations for the three and twelve months ended September 30, 2003.

November 7, 2003	Financial Analyst Conference
On November 7, 2003, WGL Holdings, Inc. held a financial analyst conference in which it outlined Washington Gas’ key financial objectives and provided earnings guidance for the fiscal year ending September 30, 2004.

November 13, 2003	District of Columbia Regulatory Matters
On November 10, 2003, the PSC of DC issued an Order authorizing Washington Gas to increase its annual revenues by $5.4 million, reflecting an overall rate of return of 8.42 percent and a return on common equity of 10.60 percent. The Order did not adopt the proposed Incentive Rate Plan, rejected DC OPC’s proposal with respect to removal costs, and reduced annual depreciation expense and collections from the currently allowed levels by approximately $300,000. The new rates were effective for services rendered on and after November 24, 2003.

Maryland Regulatory Matters
On October 31, 2003, the PSC of MD issued a final Order, granting Washington Gas a $2.9 million increase in annual revenues based on an overall rate of return of 8.61 percent and a return on common equity of 10.75 percent. The PSC of MD did not adopt Washington Gas’ proposed Incentive Rate Plan. These rates were effective for service rendered on and after November 6, 2003.

December 23, 2003	Virginia Regulatory Matters
On December 18, 2003, the SCC of VA issued a final Order granting Washington Gas a net increase in annual revenue of $9.9 million. The final Order included provisions, which caused Washington Gas to record additional depreciation expense of $3.5 million for the quarter ended December 31, 2003. Additionally, in relation to a difference between the accumulated reserve for depreciation on Washington Gas’ books and a theoretical depreciation reserve determined by the Staff of the SCC of VA, Washington Gas was ordered to perform an annual earnings test to determine if the Company has earned in excess of its allowed rate of return.

WGL Holdings, Inc.
Washington Gas Light Company

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

WGL HOLDINGS, INC.

and

WASHINGTON GAS LIGHT COMPANY (Co-Registrants)

Date: February 17, 2004	/s/ Mark P. O’Flynn Mark P. O’Flynn Controller (Principal Accounting Officer)