Form 10-K/A
period 2003-09-30
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2004-05-14
CIK 104819, 1103601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

Amendment No. 2
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2003

Commission	Exact name of registrant as specified in its charter and	States of	I.R.S.
File Number	principal office address and telephone number	Incorporation	Employer I.D. Number

1-16163	WGL Holdings, Inc. 101 Constitution Ave, N.W. Washington, D.C. 20080 (703) 750-2000	Virginia	52-2210912

0-49807	Washington Gas Light Company 101 Constitution Ave, N.W. Washington, D.C. 20080 (703) 750-4440	District of Columbia and Virginia	53-0162882

Securities registered pursuant to Section 12(b) of the Act (as of September 30, 2003):
Title of each class	Name of each exchange on which registered

WGL Holdings, Inc. common stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act (as of September 30, 2003):
Title of each class	Name of each exchange on which registered

Washington Gas Light Company preferred stock, cumulative, without par value:
$4.25 Series	Over-the-counter bulletin board
$4.80 Series	Over-the-counter bulletin board
$5.00 Series	Over-the-counter bulletin board

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X]  No [  ]

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
Yes [X]  No [  ]

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

WGL Holdings, Inc.
Washington Gas Light Company

2003 Annual Report on Form 10-K/A
Amendment No. 2

Table of Contents

Page
Explanatory Note	1

PART II

Item 6. Selected Financial Data	2

Item 8. Financial Statements and Supplementary Data
WGL Holdings, Inc	3
Washington Gas Light Company	9

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K	48

Signature	51

EXPLANATORY NOTE

     This Amendment No. 2 to the registrants’ Annual Report on Form 10-K for the fiscal year ended September 30, 2003 that was originally filed with the Securities and Exchange Commission (SEC) on December 17, 2003, is filed to reflect the reclassification of accrued non-legal asset removal costs from “Accumulated depreciation and amortization” to a non-current liability, “Accrued asset removal costs,” for all periods presented prior to fiscal year 2003. The registrants’ original filing had reflected this reclassification only for the fiscal year ended September 30, 2003; however, periods presented prior to fiscal year 2003 were not reclassified. Subsequent to the registrants’ original filing date, new accounting guidance applicable to all regulated utilities became available from the SEC, requiring that reclassification of accrued non-legal asset removal costs from “Accumulated depreciation and amortization” to a non-current liability be made for all prior periods presented. These reclassifications had no effect on the registrants’ previously reported results of operations or equity. This amendment does not reflect events occurring after the original filing of the registrants’ Annual Report on Form 10-K, and does not modify or update any of those disclosures except as stated in this paragraph.

WGL Holdings, Inc.
Washington Gas Light Company

Part II
Item 6. Selected Financial Data

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL AND OPERATIONS DATA(a)

(In thousands, except per share data)
Years Ended September 30,	2003	2002	2001	2000	1999

SUMMARY OF EARNINGS
Utility operating revenues	$1,301,057	$925,131	$1,446,456	$1,031,105	$972,120
Less: Cost of gas	696,561	459,149	904,416	552,579	505,346
Revenue taxes	40,465	27,549	40,616	35,598	34,793

Utility net revenues	$564,031	$438,433	$501,424	$442,928	$431,981

Utility operation and maintenance expenses	$216,255	$205,061	$194,469	$177,504	$201,229
Non-utility operating revenues	$763,191	$659,671	$493,063	$218,087	$140,096
Net income	$112,342	$39,121	$82,445	$83,251	$67,437
Earnings per average common share
Basic	$2.31	$0.81	$1.75	$1.79	$1.47
Diluted	$2.30	$0.80	$1.75	$1.79	$1.47
CAPITALIZATION—YEAR-END
Common shareholders’ equity	$818,218	$766,403	$788,253	$711,496	$684,034
Preferred stock	28,173	28,173	28,173	28,173	28,420
Long-term debt	636,650	667,951	584,370	559,724	506,084

Total capitalization	$1,483,041	$1,462,527	$1,400,796	$1,299,393	$1,218,538

OTHER FINANCIAL DATA
Total assets—year-end(b)	$2,436,052	$2,339,146	$2,292,999	$2,139,989	$1,964,147
Property, plant and equipment—net—year-end(b)	$1,874,923	$1,832,325	$1,731,633	$1,660,280	$1,591,390
Capital expenditures	$129,083	$162,383	$130,215	$124,067	$158,733
Long-term obligations—year-end	$636,650	$667,951	$584,370	$559,724	$506,084
COMMON STOCK DATA
Annualized dividends per share	$1.28	$1.27	$1.26	$1.24	$1.22
Dividends declared per share	$1.2775	$1.2675	$1.2550	$1.2350	$1.2150
Book value per share—year-end	$16.83	$15.78	$16.24	$15.31	$14.72
Return on average common equity	14.2%	5.0%	11.0%	11.9%	10.4%
Dividend yield on book value	7.6%	8.0%	7.7%	8.1%	8.3%
Dividend payout ratio	55.3%	156.5%	71.7%	69.0%	82.7%
Shares outstanding—year-end (thousands)	48,612	48,565	48,543	46,470	46,473
UTILITY GAS SALES AND DELIVERIES (thousands of therms)
Gas sold and delivered
Residential-firm	648,809	509,243	634,949	557,825	604,162
Commercial and industrial
Firm	239,628	193,917	258,546	240,239	285,349
Interruptible	12,163	10,646	11,927	27,627	48,989

Total gas sold and delivered	900,600	713,806	905,422	825,691	938,500

Gas delivered for others
Firm	496,889	346,910	365,262	306,933	191,620
Interruptible	257,799	277,367	251,039	262,923	272,046
Electric generation	67,245	169,210	165,918	211,928	129,700

Total gas delivered for others	821,933	793,487	782,219	781,784	593,366

Total utility gas sales and deliveries	1,722,533	1,507,293	1,687,641	1,607,475	1,531,866

OTHER STATISTICS
Active customer meters—year-end	959,922	939,291	903,789	875,817	846,381
New customer meters added	26,167	31,205	32,188	30,063	29,503
Degree days—actual	4,550	3,304	4,314	3,637	3,652
Weather percent colder (warmer) than normal	19.8%	(13.4)%	13.1%	(5.0)%	(5.2)%

(a)	Results presented for periods prior to fiscal year 2001 reflect the consolidated operation of Washington Gas Light Company and its subsidiaries.
(b)	In fiscal year 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” resulting in an increase in “Total Assets” and “Property, Plant and Equipment-Net” due to a reclassification of accrued non-legal asset removal costs from accumulated depreciation to a regulatory liability. In accordance with new accounting guidance that became available from the Securities and Exchange Commission to the regulated utility industry subsequent to the issuance of the Company’s financial statements for fiscal year 2003, the Company adjusted all prior periods presented to reflect the reclassification of accrued non-legal asset removal costs from accumulated depreciation to a non-current liability.

WGL Holdings, Inc.
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

WGL Holdings, Inc.
Consolidated Balance Sheets
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands)	2003	2002

ASSETS
Property, Plant and Equipment
At original cost	$2,563,923	$2,481,810
Accumulated depreciation and amortization	(689,000)	(649,485)

Net Property, Plant and Equipment	1,874,923	1,832,325

Current Assets
Cash and cash equivalents	4,470	2,529
Receivables
Accounts receivable	171,772	175,344
Gas costs due from customers	11,368	6,983
Accrued utility revenues	15,580	11,557
Allowance for doubtful accounts	(17,543)	(13,740)

Net Receivables	181,177	180,144

Materials and supplies—principally at average cost	12,989	13,088
Storage gas—at cost (first-in, first-out)	164,597	99,087
Deferred income taxes	11,980	29,973
Other prepayments—principally taxes	26,919	13,422
Exchange gas imbalance-non-utility operations	649	329
Other	6,104	2,259

Total Current Assets	408,885	340,831

Deferred Charges and Other Assets
Regulatory assets
Gas costs	10,490	5,272
Other	52,333	64,621
Prepaid qualified pension benefits	66,753	58,453
Other	22,668	37,644

Total Deferred Charges and Other Assets	152,244	165,990

Total Assets	$2,436,052	$2,339,146

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$818,218	$766,403
Washington Gas Light Company Preferred stock	28,173	28,173
Long-term debt	636,650	667,951

Total Capitalization	1,483,041	1,462,527

Current Liabilities
Current maturities of long-term debt	12,180	42,396
Notes payable	166,662	90,865
Accounts payable	142,708	138,472
Wages payable	15,701	14,348
Accrued interest	3,027	3,308
Dividends declared	15,886	15,743
Customer deposits and advance payments	11,046	15,482
Gas costs due to customers	7,553	6,190
Accrued taxes	8,699	9,957
Other	2,612	750

Total Current Liabilities	386,074	337,511

Deferred Credits
Unamortized investment tax credits	15,841	16,739
Deferred income taxes	236,888	212,631
Accrued pensions and benefits	37,356	37,970
Accrued asset removal costs	230,672	225,482
Other regulatory liabilities	22,444	21,045
Other	23,736	25,241

Total Deferred Credits	566,937	539,108

Commitments and Contingencies (Note 15)

Total Capitalization and Liabilities	$2,436,052	$2,339,146

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2003	2002	2001

OPERATING ACTIVITIES
Net income (applicable to common stock)	$112,342	$39,121	$82,445
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization:
Utility property, plant and equipment	83,549	72,921	68,754
Other accounts	5,724	5,001	4,507
Deferred income taxes—net	41,625	(7,391)	42,656
Amortization of investment tax credits	(898)	(901)	(899)
Accrued/deferred pension cost	(5,159)	(14,980)	(16,000)
Equity loss in 50%-owned residential HVAC investment	—	5,402	2,595
Impairment of residential HVAC Investment	—	9,431	3,900
Gain from sale of assets	(5,671)	—	—
Other non-cash charges (credits) – net	(519)	434	(920)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and accrued utility revenues	3,352	(24,606)	(27,798)
Gas costs due from/to customers—net	(3,022)	56,063	(60,183)
Storage gas	(65,510)	36,675	2,922
Other prepayments—principally taxes	(13,497)	6,041	(11,995)
Accounts payable	(2,289)	21,650	(22,293)
Wages payable	1,353	(1,010)	1,483
Customer deposits and advance payments	(4,436)	6,825	(2,089)
Accrued taxes	(1,258)	(3,172)	4,877
Accrued interest	(281)	50	206
Pipeline refunds due to customers	1,467	(138)	(378)
Deferred purchased gas costs—net	(5,218)	(3,241)	(6,125)
Exchange gas imbalance–non-utility operations	(320)	276	13,136
Other—net	2,450	869	1,238

Net Cash Provided by Operating Activities	143,784	205,320	80,039

FINANCING ACTIVITIES
Common stock issued	—	—	52,665
Long-term debt issued	93	130,411	98,304
Long-term debt retired	(41,903)	(42,862)	(27,062)
Debt issuance costs	(418)	(1,055)	(666)
Notes payable issued (retired)—net	75,797	(43,188)	(27,371)
Dividends on common stock	(61,948)	(61,433)	(58,753)
Other financing activities	2,087	827	1,014

Net Cash (Used in) Provided by Financing Activities	(26,292)	(17,300)	38,131

INVESTING ACTIVITIES
Capital expenditures	(129,083)	(162,383)	(130,215)
Net proceeds from the sale of assets	21,300	—	—
50%-owned residential HVAC investment	—	(3,900)	(1,050)
Other investing activities	(7,768)	(31,312)	863

Net Cash Used in Investing Activities	(115,551)	(197,595)	(130,402)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,941	(9,575)	(12,232)
Cash and Cash Equivalents at Beginning of Year	2,529	12,104	24,336

Cash and Cash Equivalents at End of Year	$4,470	$2,529	$12,104

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$45,275	$36,102	$19,745
Interest paid	$45,283	$44,951	$49,667
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$19,707	$9,750	$—

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
Washington Gas Light Company Unsecured Medium-Term Notes:
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

Washington Gas Light Company
Balance Sheets
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands)	2003	2002

ASSETS
Property, Plant and Equipment
At original cost	$2,539,397	$2,457,673
Accumulated depreciation and amortization	(671,990)	(634,023)

Net Property, Plant and Equipment	1,867,407	1,823,650

Current Assets
Cash and cash equivalents	4,119	2,637
Receivables
Accounts receivable	69,455	63,055
Gas costs due from customers	11,368	6,983
Accrued utility revenues	15,580	11,557
Allowance for doubtful accounts	(15,826)	(9,395)

Net Receivables	80,577	72,200

Materials and supplies—principally at average cost	12,825	12,858
Storage gas—at cost (first-in, first-out)	124,416	69,207
Deferred income taxes	10,957	25,387
Other prepayments—principally taxes	19,089	8,316
Receivables from associated companies	—	4,341

Total Current Assets	251,983	194,946

Deferred Charges and Other Assets
Regulatory assets
Gas costs	10,490	5,272
Other	52,333	64,621
Prepaid qualified pension benefits	66,420	58,162
Other	19,784	30,968

Total Deferred Charges and Other Assets	149,027	159,023

Total Assets	$2,268,417	$2,177,619

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$778,502	$730,320
Preferred stock	28,173	28,173
Long-term debt	636,614	667,852

Total Capitalization	1,443,289	1,426,345

Current Liabilities
Current maturities of long-term debt	12,100	42,238
Notes payable	65,226	25,705
Accounts payable	111,001	81,868
Wages payable	15,623	14,282
Accrued interest	3,027	3,308
Dividends declared	15,886	15,764
Customer deposits and advance payments	11,046	15,482
Gas costs due to customers	7,553	6,190
Accrued taxes	6,426	7,220
Payables to associated companies	10,026	692
Other	1,496	29

Total Current Liabilities	259,410	212,778

Deferred Credits
Unamortized investment tax credits	15,818	16,711
Deferred income taxes	237,483	214,200
Accrued pensions and benefits	37,264	37,848
Accrued asset removal costs	230,672	225,482
Other regulatory liabilities	22,431	21,030
Other	22,050	23,225

Total Deferred Credits	565,718	538,496

Commitments and Contingencies (Note 15)

Total Capitalization and Liabilities	$2,268,417	$2,177,619

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2003	2002	2001

OPERATING ACTIVITIES
Net Income (Before Preferred Stock Dividends)	$110,898	$48,687	$85,770
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization
Utility property, plant and equipment	82,866	72,254	68,154
Other accounts	5,030	3,917	4,013
Deferred income taxes—net	37,165	(3,714)	43,264
Amortization of investment tax credits	(893)	(895)	(894)
Accrued/deferred pension cost	(5,118)	(14,980)	(15,908)
Gain from sale of assets	(4,138)	—	—
Equity loss in 50%-owned residential HVAC investment	—	—	167
Other non-cash charges and (credits)—net	(519)	(261)	(920)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, accrued utility revenues and receivables from associated companies	349	6,323	16,896
Gas costs due from/to customers—net	(3,022)	56,063	(60,183)
Storage gas	(55,209)	40,467	29,010
Other prepayments—principally taxes	(10,773)	8,325	(9,291)
Accounts payable	31,940	(6,735)	(37,741)
Wages payable	1,341	(646)	1,168
Customer deposits and advance payments	(4,436)	6,825	(2,089)
Accrued taxes	(794)	(1,144)	2,834
Accrued interest	(281)	46	206
Pipeline refunds due to customers	1,467	(138)	(378)
Deferred purchased gas costs—net	(5,218)	(3,241)	(6,125)
Exchange gas imbalance—non-utility operations	—	—	(2,405)
Other—net	5,844	4,928	4,579

Net Cash Provided by Operating Activities	186,499	216,081	120,127

FINANCING ACTIVITIES
Long-term debt issued	—	130,338	97,885
Long-term debt retired	(41,669)	(42,600)	(26,697)
Debt issuance costs	(418)	(1,055)	(595)
Paid-in capital	—	20,186	52,665
Notes payable issued (retired)—net	39,521	(73,019)	(62,699)
Dividends on common and preferred stock	(63,260)	(62,738)	(60,942)
Other financing activities	1,296	282	1,468

Net Cash (Used in) Provided by Financing Activities	(64,530)	(28,606)	1,085

INVESTING ACTIVITIES
Capital expenditures	(128,468)	(161,230)	(127,077)
Formation of holding company—net	—	—	(11,797)
Net proceeds from sale of assets	16,000	—	—
Other investing activities	(8,019)	(31,145)	863

Net Cash Used in Investing Activities	(120,487)	(192,375)	(138,011)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,482	(4,900)	(16,799)
Cash and Cash Equivalents at Beginning of Year	2,637	7,537	24,336

Cash and Cash Equivalents at End of Year	$4,119	$2,637	$7,537

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$41,706	$34,867	$27,302
Interest paid	$44,608	$44,326	$43,472
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$19,707	$9,750	$—

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
Washington Gas Light Company Unsecured Medium-Term Notes:
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

Washington Gas Light Company
Statements of Common Shareholder’s Equity
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Common Stock Issued		Paid-In	Retained	Deferred	Accumulated Other Comprehensive Loss, Net of	Treasury
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Compensation	Taxes	Stock	Total

Balance at September 30, 2000 (a)	46,612,580	$46,613	$373,895	$295,302	$(544)	$—	$(3,770)	$711,496
Net income	—	—	—	85,770	—	—	—	85,770
Exchange of Washington Gas Light Company common stock, $1 par value, for WGL Holdings, Inc. common stock, no par value and dividend of former subsidiaries to WGL Holdings, Inc.	(132,599)	(132)	—	(71,498)	—	—	3,770	(67,860)
Common stock expense transferred to WGL Holdings	—	—	2,515	—	—	—	—	2,515
Common stock expense	—	—	(15)	—	—	—	—	(15)
Stock-based compensation (b)	—	—	(10)	—	269	—	—	259
Conversion of preferred stock	(445)	(2)	—	—	—	—	—	(2)
Capital contributed by WGL Holdings	—	—	52,665	—	—	—	—	52,665
Dividends declared:
Common stock ($1.2550 per share)	—	—	—	(59,622)	—	—	—	(59,622)
Preferred stock	—	—	—	(1,320)	—	—	—	(1,320)

Balance at September 30, 2001	46,479,536	46,479	429,050	248,632	(275)	—	—	723,886
Net income	—	—	—	48,687	—	—	—	48,687
Common stock expense adjustment		—	15	—	—	—	—	15
Stock-based compensation (b)	—	—	267	—	155	—	—	422
Capital contributed by WGL Holdings	—	—	20,186	—	—	—	—	20,186
Dividends declared:
Common stock ($1.2675 per share)	—	—	—	(61,556)	—	—	—	(61,556)
Preferred stock	—	—	—	(1,320)	—	—	—	(1,320)

Balance at September 30, 2002	46,479,536	46,479	449,518	234,443	(120)	—	—	730,320
Net income	—	—	—	110,898	—	—	—	110,898
Minimum pension liability adjustment	—	—	—	—	—	(716)	—	(716)

Comprehensive Income								110,182
Stock-based compensation (b)	—	—	1,295	—	88	—	—	1,383
Dividends declared:
Common stock ($1.2775 per share)	—	—	—	(62,063)	—	—	—	(62,063)
Preferred stock	—	—	—	(1,320)	—	—	—	(1,320)

Balance at September 30, 2003	46,479,536	$46,479	$450,813	$281,958	$(32)	$(716)	$—	$778,502

(a)	The amount for fiscal year 2000 reflects the consolidated operations of Washington Gas Light Company and its former subsidiaries. Washington Gas Light Company does not have publicly traded common stock and is a wholly owned subsidiary of WGL Holdings, Inc.
(b)	The stock-based compensation is based on the stock awards of WGL Holdings, Inc. that are allocated to Washington Gas Light Company for its pro-rata share.

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income Taxes
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2003	2002	2001

INCOME TAX EXPENSE
Charged to utility operating expenses
Current	$30,682	$30,499	$16,712

Deferred
Accelerated depreciation	26,955	26,141	15,818
Deferred gas costs	1,010	(21,243)	26,740
Pensions and other employee benefit costs	954	2,419	6,332
Least-cost planning costs	(1,244)	(722)	(1,185)
Inventory overheads	10,700	(1,649)	(1,574)
Losses/gains on reacquired debt	(181)	9	(228)
Other	433	(6,296)	(3,022)

Total Deferred Income Tax Expense	38,627	(1,341)	42,881
Amortization of investment tax credits	(893)	(895)	(892)

	68,416	28,263	58,701

Charged to non-utility operating expenses
Current	(1,130)	125	(534)
Deferred	1,721	(2,387)	(204)

	591	(2,262)	(738)

Charged to other income (expenses)-net
Current	2,343	1,843	(3,379)
Deferred	(3,183)	14	587

	(840)	1,857	(2,792)

Total Income Tax Expense	$68,167	$27,858	$55,171

	Years Ended September 30,

(In thousands)	2003		2002		2001

RECONCILIATION BETWEEN THE STATUTORY FEDERAL INCOME TAX RATE AND THE EFFECTIVE TAX RATE
Income taxes at statutory federal income tax rate	$62,673	35.00%	$26,791	35.00%	$49,329	35.00%
Increases (decreases) in income taxes resulting from:
Accelerated depreciation less amount deferred	2,149	1.20	2,528	3.30	2,491	1.77
Amortization of investment tax credits	(893)	(0.50)	(895)	(1.17)	(892)	(0.63)
Cost of removal	(870)	(0.49)	(1,077)	(1.41)	(1,081)	(0.77)
State income taxes-net of federal benefit	8,552	4.78	1,665	2.18	5,020	3.56
Consolidated tax savings allocation	(355)	(0.20)	(1,140)	(1.50)	—	—
Other items-net	(3,089)	(1.72)	(14)	(0.01)	304	0.22

Total Income Tax Expense and Effective Tax Rate	$68,167	38.07%	$27,858	36.39%	$55,171	39.15%

	At September 30,

	2003		2002

(In thousands)	Current	Non-current	Current	Non-current

ACCUMULATED DEFERRED INCOME TAXES
Deferred Income Tax Assets:
Pensions and other employee benefit costs	$4,765	$(9,973)	$4,891	$(9,103)
Uncollectible accounts	5,264	—	8,974	—
Inventory overheads	2,286	—	12,986	—
Other	564	16,363	688	13,292

Total Assets	12,879	6,390	27,539	4,189

Deferred Income Tax Liabilities:
Accelerated depreciation	—	227,200	—	200,240
Losses/gains on reacquired debt	—	2,817	—	2,997
Construction overheads	—	1,882	—	2,044
Income taxes recoverable through future rates	—	7,343	—	6,342
Deferred gas costs	1,922	2,861	2,152	1,621
Least-cost planning costs	—	3,072	—	4,316
Other	—	(1,302)	—	829

Total Liabilities	1,922	243,873	2,152	218,389

Net Accumulated Deferred Income Tax Assets (Liabilities)	$10,957	$(237,483)	$25,387	$(214,200)

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

     GENERAL

     WGL Holdings, Inc. (WGL Holdings or the Company) is a holding company that was established on March 3, 2000 under the Public Utility Holding Company Act of 1935. On November 1, 2000, all of the shares of common stock of Washington Gas Light Company (Washington Gas or the regulated utility), a regulated natural gas utility, were converted into an equal number of shares of common stock of WGL Holdings. WGL Holdings also owns all of the shares of common stock of Crab Run Gas Company, Hampshire Gas Company (Hampshire) and Washington Gas Resources Corporation (Washington Gas Resources). These companies previously were wholly owned subsidiaries of Washington Gas prior to November 1, 2000. Until October 15, 2002, the Company held a 50-percent equity investment in Primary Investors, LLC (Primary Investors) (refer to Note 3 — Disposition of Limited Liability Company Investment).

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

     Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations (ARO) (see “Recent Accounting Standards” below). Among other things, this standard requires that accrued non-legal asset removal costs that meet the requirements of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, as amended and supplemented, be classified as a regulatory liability. In accordance with long-standing regulatory treatment, Washington Gas had accrued interim costs of removal on certain of its regulated, long-lived assets through depreciation expense, with a corresponding credit to “Accumulated depreciation and amortization.” In response to this new accounting standard, at September 30, 2003, the Company reclassified $230.7 million of previously accrued non-legal asset removal costs recovered through rates in excess of actual costs incurred from “Accumulated depreciation and amortization” to “Accrued asset removal costs,” which represented a regulatory liability at September 30, 2003. Subsequent to the issuance of the Company’s financial statements for the year ended September 30, 2003, new accounting guidance applicable to all regulated utilities became available from the Securities and Exchange Commission (SEC), requiring that reclassification of accrued non-legal asset removal costs from accumulated depreciation to a non-current liability be made for all prior periods presented. Accordingly, the Company reclassified on its Balance Sheets, $225.5 million of previously accrued non-legal asset removal costs at September 30, 2002 to “Accrued asset removal costs,” which represented a non-regulatory liability. These reclassifications are based on the Company’s best estimate using a recent depreciation study. Washington Gas continues to accrue interim non-legal asset removal costs through depreciation expense, with a corresponding credit to “Accrued asset removal costs.” Additionally, when Washington Gas retires depreciable utility plant and equipment, it will charge the associated original costs to “Accumulated depreciation and amortization,” and any related non-legal removal costs incurred will be charged to “Accrued asset removal costs.” In the rate setting process, both the liability and accrued non-legal asset removal costs are treated as a reduction to the net rate base.

     The Company’s regulated utility charges maintenance and repairs to operating expenses, except those charges applicable to transportation and power-operated equipment, which it allocates to operating expenses, construction and other accounts based on the use of the equipment. The Company’s regulated utility capitalizes betterments and renewal costs, and calculates depreciation applicable to its utility gas plant in service primarily using a straight-line method over the estimated remaining life of the plant. The composite depreciation and amortization rate of the regulated utility was 3.20 percent, 2.93 percent and 2.94 percent for fiscal years 2003, 2002 and 2001, respectively. Such rates include the component related to non-legal asset removal costs, and these rates are not affected by the Company’s adoption of SFAS No. 143. The Company’s regulated utility periodically reviews the adequacy of its depreciation rates by considering estimated remaining lives and other factors. Refer to Note 15 — Commitments and Contingencies for a discussion of a depreciation-related contingency.

     At both September 30, 2003 and 2002, 99.7 percent of the Company’s consolidated original cost of property, plant and equipment was related to the regulated utility segment as shown below.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

Property, Plant and Equipment
At Original Cost

	September 30,

(In millions)	2003		2002

	Dollar	%	Dollar	%

Regulated utility property
Distribution, transmission and storage	$2,297.6	89.6%	$2,241.2	90.3%
General, miscellaneous and intangibles	229.3	8.9%	199.6	8.0%
Construction work in progress (CWIP)	29.4	1.2%	33.8	1.4%

Total regulated utility property	2,556.3	99.7%	2,474.6	99.7%
Unregulated property	7.6	0.3%	7.2	0.3%

Total	$2,563.9	100.0%	$2,481.8	100.0%

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
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

     Regulatory assets are reported on the Balance Sheets under the captions “Regulatory assets — Gas costs,” “Regulatory assets — Other” and “Gas costs due from customers.” Regulatory liabilities are reported on the Balance Sheets under the captions “Accrued asset removal costs” (as of September 30, 2003), “Regulatory liabilities — Other” and “Gas costs due to customers.” There are no material regulatory assets that reflect an outlay of cash by Washington Gas for which Washington Gas does not earn its rate of return.

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

     WGEServices’ electric commodity contracts are full requirements contracts in which the wholesale energy supplier from whom WGEServices purchases electricity is responsible for each customer’s full metered electricity usage. WGEServices recognizes revenue based on electricity delivered and billed to customers, and accrues revenue for electric volumes delivered but not yet billed at the end of the accounting period. WGEServices recognizes electricity costs based on the same volumetric estimates that it uses to record revenue. These estimates later are actualized to the customers’ final metered usage (refer to Note 15 — Commitments and Contingencies for a further discussion of this electric supplier contract).

     Heating, Ventilating and Air Conditioning. Two unregulated subsidiaries, ACI and WGESystems, design and renovate mechanical HVAC systems for commercial and governmental customers under construction contracts. The Company recognizes income for all contracts using the percentage-of-completion method.

     RATE REFUNDS DUE TO CUSTOMERS

     If Washington Gas were to file a request with a state regulatory commission to modify customers’ rates, the regulated utility could, depending on the jurisdiction, charge customers the new rates until the regulatory commission renders a final decision. During this interim period, the regulated utility would potentially record a provision for a rate refund based on the difference between the amount it collected in rates subject to refund and the amount it expected to recover pending the final regulatory decision. Similarly, Washington Gas periodically records provisions for rate refunds related to other transactions of the regulated utility. Actual results for these regulatory contingencies are difficult to predict and could differ significantly from the estimates reflected in the financial statements. When necessary, in management’s judgment, Washington Gas establishes an estimated refund to customers. Effective November 12, 2002, Washington Gas placed a proposed general revenue increase into effect subject to refund pending final decision of a Virginia rate case proceeding. A provision for rate refunds is reflected in the financial statements as of and for the twelve months ended September 30, 2003 (refer to Note 15 — Commitments and Contingencies).

     REACQUISITION OF LONG-TERM DEBT

     Washington Gas defers gains or losses resulting from the reacquisition of long-term debt for financial reporting purposes, and amortizes them over future periods as adjustments to interest expense in accordance with established regulatory practice. For income tax purposes, Washington Gas recognizes these gains and losses when they are incurred.

     WEATHER INSURANCE POLICY

     Effective October 1, 2000, Washington Gas purchased a five-year weather insurance policy to minimize the impact of warmer-than-normal weather on the Company’s financial results. On an annual

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

basis that begins on October 1 and ends on September 30 of each year during the five-year term of the policy, the regulated utility receives $32,000 for every heating degree day (HDD) below the normal level of HDDs stated in the policy. Washington Gas cannot be paid for more than 515 HDDs per fiscal year. Furthermore, the regulated utility cannot be paid for more than 1,295 HDDs over the entire five-year policy life.

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

     The weather insurance policy is accounted for under the guidelines issued by the Emerging Issues Task Force (EITF) of the FASB in Issue No. 99-2. Washington Gas records both the benefits and the costs of the insurance in “Other income (expenses) – net” in the Statements of Income.

     CONCENTRATION OF CREDIT RISK

     The revenues of the regulated utility segment accounted for approximately 63.6 percent of WGL Holding’s total consolidated revenues. There is a relatively low concentration of credit risk in the regulated utility due to the large number of customers, none of which are singularly large as a percentage of the regulated utility’s total customer base.

     The concentration of credit risk for WGEServices’ retail energy-marketing business as it relates to the size of its customer base is very similar to the credit risk associated with the regulated utility. The retail energy-marketing business purchases natural gas and electricity from some suppliers that have low credit ratings as determined by major credit rating agencies. This presents a risk to the extent a supplier does not deliver gas or electricity under the terms of its contract and the retail energy-marketing company has to repurchase energy at a higher cost. In July 2003, the sole supplier of electricity to WGEServices filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code but has, to date, continued to honor its contract with WGEServices. Refer to Note 15— Commitments and Contingencies for a further discussion of the credit risk associated with WGEServices’ electric supplier contract.

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

     STOCK-BASED COMPENSATION

     Effective April 1, 2003, the Company adopted SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, by providing alternative methods of transition for a voluntary change to the fair

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure in both annual and interim financial statements.

     No compensation expense has been recognized in the Consolidated Statements of Income for the stock option grants, as discussed in Note 13 – Stock-Based Compensation. If compensation expense for the stock-based compensation plans had been determined based on the fair value at the grant dates for awards under these plans consistent with the method prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and earnings per share would have been reduced to the amounts shown in the following table.

Pro Forma Effect of Stock Options
	Years ended September 30,

(In thousands, except per share data)	2003	2002	2001

Net Income As Reported	$112,342	$39,121	$82,445
Add: Stock-based employee compensation Expense included in reported net Income, net of tax (a)	1,078	528	610
Deduct: Total stock-based employee Compensation expense determined Under the fair value-based method, net of tax	(1,425)	(902)	(889)

Pro Forma Net Income	$111,995	$38,747	$82,166

Earnings per average common share—basic
As reported	$2.31	$0.81	$1.75
Pro forma	2.31	0.80	1.74
Earnings per average common share—diluted
As reported	$2.30	$0.80	$1.75
Pro forma	2.30	0.80	1.74

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

     Effective October 1, 2002, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations (ARO). The standard requires that the Company identify legal obligations associated with the retirement of tangible long-lived assets. Liabilities must be recognized and measured at fair value when it is determined that there is a legal obligation associated with the retirement of tangible long-lived assets. The cost associated with the recognition of the liability for AROs is capitalized as part of the related asset’s book value and is depreciated over the expected life of the asset. As of September 30, 2003, the Company did not have a legal obligation to retire any of its tangible long-lived assets or, for certain immaterial assets, the Company could not estimate the ARO. However, the Company’s adoption of SFAS No. 143 did result in balance sheet reclassifications of non-legal asset removal costs of $230.7 million and $225.5 million at September 30, 2003 and 2002, respectively, from “Accumulated

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

depreciation and amortization” to a non-current liability (refer to “Property, Plant and Equipment” above for a discussion of the Company’s policy on non-legal asset removal costs).

     Effective January 1, 2003, the Company adopted Financial Accounting Standards Board (FASB) Financial Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 clarifies SFAS No. 5, Accounting for Contingencies, by requiring a guarantor to recognize a liability on its balance sheet for the fair value of the obligation it has assumed under certain guarantees issued or modified after December 31, 2002. Additionally, FIN No. 45 requires expanded disclosures in interim and annual financial statements about a guarantor’s obligations under certain guarantees that it has issued. As of September 30, 2003, the Company did not have any obligations under guarantees that would be required to be recognized as a liability on the balance sheet. However, the Company did have obligations under guarantees subject to the disclosure requirements of FIN No. 45 (see Note 15 — Commitments and Contingencies).

     Effective July 1, 2003, the Company adopted SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. Specifically, this statement clarifies the circumstances by which a contract with an initial net investment meets the characteristics of a derivative according to SFAS No. 133, and when a derivative contains a financing component that warrants special reporting in the Statements of Cash Flows (see Note 7 – Derivative Instruments). The adoption of this accounting standard did not have a material effect on the Company’s consolidated financial statements.

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

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB 51. The primary objectives of FIN No. 46 are to provide guidance on the identification and consolidation of variable interest entities (VIEs), which are entities by which control is achieved through means other than through voting rights. FIN No. 46 is effective commencing on October 1, 2003 for all new VIEs created subsequent to February 1, 2003. For all VIEs created prior to February 1, 2003, FIN No. 46 is effective for the Company by December 31, 2003. Management has reviewed the effects of this standard and concluded that it will not affect the Company’s consolidated financial statements.

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

6. LONG-TERM DEBT

              FIRST MORTGAGE BONDS

          The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by the regulated utility, other than a small amount of property that is expressly excluded. The regulated utility had no debt outstanding under the Mortgage at September 30, 2003 and 2002. Under the holding company structure discussed in Note 2 — Corporate Restructuring, any FMBs that may be issued in the future will represent an indebtedness of Washington Gas.

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

               UNSECURED MEDIUM-TERM NOTES

          Washington Gas issues unsecured medium-term notes (MTNs) with individual terms regarding interest rates, maturities and call or put options that are an integral part of the basic debt instrument. These notes can have maturity dates of one or more years from the date of issuance. At September 30, 2003 and 2002, the weighted average interest rate on all outstanding MTNs was 6.58 percent and 6.60 percent, respectively.

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
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

     LONG-TERM DEBT MATURITIES

     Maturities of long-term debt for each of the next five fiscal years and thereafter as of September 30, 2003 are summarized in the following table.

7. DERIVATIVE INSTRUMENTS

Long-Term Debt Maturities (a)
(In millions)	MTNs	Other	Total

2004	$12.0	$0.2	$12.2
2005	60.5	0.2	60.7
2006	50.0	0.1	50.1
2007	85.0	—	85.0
2008	45.1	—	45.1
Thereafter	380.5	15.7	396.2

Total	633.1	16.2	649.3
Less: current maturities	12.0	0.2	12.2

Total non-current (b)	$621.1	$16.0	$637.1

(a)	Excludes unamortized discounts of $442,000 as of September 30, 2003.
(b)	The $36.0 million outstanding balance of MTNs at September 30, 2003 that were subsequently retired in November 2003 (as discussed above) was included as non-current debt rather than current maturities at September 30, 2003 since this debt was replaced in November 2003 with newly issued long-term debt.

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

Preferred Stock
		Liquidation Preference
Preferred Series	Shares	per Share		Call Price
Outstanding	Outstanding	Involuntary	Voluntary	Per Share

$4.80	150,000	$100	$101	$101
$4.25	70,600	$100	$105	$105
$5.00	60,000	$100	$102	$102

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

     The Statements of Income Taxes provide the following: (i) the components of income tax expense; (ii) a reconciliation between the statutory federal income tax rate and the effective income tax rate; and (iii) the components of accumulated deferred income tax assets and liabilities at September 30, 2003 and 2002.

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

     As of September 30, 2003, the Company had recorded a minimum pension obligation that included $5.3 million in regards to the SERP, with corresponding adjustments to “Regulatory assets” and “Other comprehensive income” of $4.2 million and $1.1 million, respectively. Based on the regulatory treatment in certain jurisdictions, the Company believes that it will be able to ultimately recover a significant portion of the additional minimum liability through future rates. Should the Company not recover this minimum liability through future rates, a balance sheet adjustment would be made to reclassify the obligation from “Regulatory assets” to “Other comprehensive income,” a component of “Common shareholders’ equity.”

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
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

     The Company provides certain healthcare and life insurance benefits for retired employees. Substantially all employees of the regulated utility may become eligible for such benefits if they attain retirement status while working for Washington Gas. The Company accounts for these benefits under the provisions of SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The Company elected to amortize the accumulated post-retirement benefit obligation of $190.6 million existing at the October 1, 1993 adoption date of this standard, known as the transition obligation, over a twenty-year period. Effective January 1, 2004, changes are being made to post-retirement medical benefits that reduced the Company’s post-retirement benefit obligation by $37.9 million as of September 30, 2003.

     The following tables show certain information about the Company’s post-retirement benefits:

Post-Retirement Benefits
(In millions)	Pension Benefits		Health & Life Benefits

Years Ended September 30,	2003	2002	2003	2002

Change in benefit obligation
Benefit obligation at beginning of year	$567.1	$501.3	$322.9	$257.1
Service cost	9.2	8.1	8.0	6.1
Interest cost	35.9	35.5	20.5	18.2
Change in plan benefits	—	—	(37.9)	—
Actuarial loss	35.6	53.0	62.7	56.1
Benefits paid	(31.9)	(30.8)	(15.0)	(14.6)

Benefit obligation at end of year	615.9	567.1	361.2	322.9

Change in plan assets
Fair value of plan assets at beginning of year	611.2	681.7	147.3	132.2
Actual return/(loss) on plan assets	83.1	(38.6)	2.8	4.5
Company contributions	1.2	1.3	28.4	25.2
Expenses	(2.1)	(2.4)	—	—
Benefits paid	(31.9)	(30.8)	(15.0)	(14.6)

Fair value of plan assets at end of year	661.5	611.2	163.5	147.3

Funded status
Funded status of plan	45.6	44.1	(197.7)	(175.6)
Unrecognized actuarial net (gains)/losses	(11.3)	(19.4)	124.3	54.1
Unrecognized prior service cost	17.8	20.2	—	—
Unrecognized transition (assets) obligation	0.2	0.3	57.4	104.9

Prepaid (accrued) benefit cost	$52.3	$45.2	$(16.0)	$(16.6)

	Pension Benefits		Health & Life Benefits

(In millions)	2003	2002	2003	2002

Total amounts recognized on balance sheet
Prepaid benefit cost	$66.8	$58.5	$—	$—
Accrued benefit liability	(19.8)	(18.5)	(16.0)	(16.6)
Regulatory asset	4.2	5.2	—	—
Accumulated other comprehensive income	1.1	—	—	—

Total recognized	$52.3	$45.2	$(16.0)	$(16.6)

	Pension Benefits		Health & Life Benefits

Assumptions as of September 30,	2003	2002	2003	2002

Discount rate
Components of pension cost	6.50%	7.25%	6.50%	7.25%
Benefits obligations	6.00%	6.50%	6.00%	6.50%
Expected return on plan assets	8.50%	8.50%	8.25%	8.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

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

     The assumed healthcare trend rate has a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in the assumed healthcare trend rate would have the following effects:

Healthcare Trends
	1-Percentage-Point	1-Percentage-Point
(In millions)	Increase	Decrease

Increase (decrease) total service and interest cost components	$5.3	$(4.0)
Increase (decrease) post-retirement benefit obligation	$50.8	$(37.2)

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

13. STOCK-BASED COMPENSATION

     The Company and its subsidiaries periodically provide compensation in the form of common stock to certain employees and Company directors. The Company designed its stock-based compensation plans to promote its long-term success by attracting, recruiting and retaining key employees, and providing certain employees and Company directors an ownership interest in the Company, thereby promoting a closer alignment of interests between such persons and the Company’s shareholders. Under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company applies Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. The stock-based compensation arrangements are discussed more fully below.

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

     STOCK OPTIONS OUTSTANDING AND OTHER INFORMATION

     Through the end of fiscal year 2003, the Company granted an aggregate of 694,341 non-qualified stock options to officers under the 1999 Plan, 615,384 of which were outstanding at September 30, 2003. Since the stock options were granted at the fair market value of the Company’s stock on the grant dates, no compensation expense was recognized for any fiscal year. During fiscal year 2003, a total of 88,120 stock options became vested and may be exercised at various times through September 30, 2010 at prices ranging from $24.063 to $26.875 with a weighted average exercise price of $26.650. The Company’s stock options generally have a vesting period of three years, and expire ten years from the date of grant.

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

     At September 30, 2003 and 2002, Washington Gas had a liability of $6.8 million and $7.1 million, respectively, on an undiscounted basis related to future environmental response costs, which included the estimated costs for the ten MGP sites. These estimates principally include the minimum liabilities associated with a range of environmental response costs expected to be incurred at the sites identified. At September 30, 2003 and 2002, Washington Gas estimated the maximum liability associated with all of its sites to be approximately $14.9 million and $15.4 million, respectively. The estimates were determined by Washington Gas’ environmental experts, based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. Variations within the range of estimated liability result primarily from differences in the number of years that will be required to perform environmental response processes at each site and the extent of remediation that may be required.

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

     REGULATED UTILITY OPERATIONS

     Natural Gas Contracts – Minimum Commitments

     At September 30, 2003, Washington Gas had service agreements with four pipeline companies that provide direct service and one upstream pipeline company that provides for firm transportation and storage services. These agreements, which have expiration dates ranging from fiscal years 2004 to 2017, require Washington Gas to pay fixed charges each month. As of September 30, 2003, based on current estimates of growth of the Washington Gas system, together with current expectations of the

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

timing and extent of unbundling initiatives in the Washington Gas service territory, the minimum aggregate amount of required payments under the pipeline service agreements total approximately $679.4 million for contracts in effect through 2017. Certain agreements give Washington Gas an option to turn back capacity prior to the end of the agreements which, if not exercised, would increase the aggregate amount of the required payments. The SCC of VA has approved mandatory assignment of firm transportation to third-party marketers. The issue is still pending in the District of Columbia and, while recently rejected in Maryland the issue can be brought up in a subsequent Maryland proceeding. These assignments could reduce the aggregate amount of required payments and the amount of turn-back capacity depending on the capacity required for third-party marketers.

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

Debt Activity Related to Construction Projects
(In millions)	2003	2002
Balance at beginning of fiscal year	$36.9	$23.3
Debt issued	—	23.3
Debt retired (a)	(21.3)	(9.7)

Balance at end of fiscal year	$15.6	$36.9

(a)	Includes the non-cash extinguishment of project debt financing of $19.7 million and $9.7 million for fiscal years 2003 and 2002, respectively.

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
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

     Certain activities of the Company are not significant enough on a stand-alone basis to warrant treatment as a segment, and the activities do not fit into one of the segments contained in the Company’s financial statements. With respect to segment reporting, these activities are aggregated in the category “Other Activities” of the Company’s non-utility operations as presented below in the Operating Segment Financial Information. These activities are included in the Consolidated Statements of Income in the appropriate lines, revenues and expenses in “Non-Utility Operations.”

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

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

Operating Segment Financial Information
		Non-Utility Operations
	Regulated	Retail Energy-		Other		Eliminations/
(In thousands)	Utility	Marketing	HVAC	Activities (a)	Total	Other	Consolidated
Year Ended September 30, 2003

Total Revenues	$1,313,041	$726,231	$35,521	$1,439	$763,191	$(11,984)	$2,064,248
Operating Expenses:
Depreciation and Amortization	83,549	(64)	134	625	695	—	84,244
Other Operating Expenses (b)	1,003,106	719,459	37,539	3,847	760,845	(11,984)	1,751,967
Income Tax Expense (Benefit)	68,633	2,521	(960)	(1,393)	168	—	68,801

Total Operating Expenses	1,155,288	721,916	36,713	3,079	761,708	(11,984)	1,905,012

Operating Income (Loss)	157,753	4,315	(1,192)	(1,640)	1,483	—	159,236
Interest Expense—Net	45,563	581	16	669	1,266	(448)	46,381
Other Non-Operating Income (Expense) (c)	(1,834)	11	24	3,054	3,089	(448)	807
Dividends on Washington Gas Preferred Stock	1,320	—	—	—	—	—	1,320

Net Income (Loss)	$109,036	$3,745	$(1,184)	$745	$3,306	$—	$112,342

Total Assets (e)	$2,257,787	$141,421	$23,053	$114,027	$278,501	$(100,236)	$2,436,052

Capital Expenditures/Investments	$129,003	$8	$72	$—	$80	$—	$129,083

Year Ended September 30, 2002 (d)

Total Revenues	$938,804	$595,866	$61,887	$1,918	$659,671	$(13,673)	$1,584,802
Operating Expenses:
Depreciation and Amortization	72,921	430	675	483	1,588	—	74,509
Other Operating Expenses (b)	739,761	587,633	53,591	11,761	652,985	(13,673)	1,379,073
Income Tax Expense (Benefit)	28,596	1,931	1,527	(1,733)	1,725	105	30,426

Total Operating Expenses	841,278	589,994	55,793	10,511	656,298	(13,568)	1,484,008

Equity in Net Loss of Affiliate	—	—	(5,402)	—	(5,402)	—	(5,402)
Residential HVAC Impairment	—	—	(9,431)	—	(9,431)	—	(9,431)

Operating Income (Loss)	97,526	5,872	(8,739)	(8,593)	(11,460)	(105)	85,961
Interest Expense—Net	45,312	912	335	795	2,042	(1,477)	45,877
Other Non-Operating Income (Expense) (c)	827	7	117	778	902	(1,372)	357
Dividends on Washington Gas Preferred Stock	1,320	—	—	—	—	—	1,320

Net Income (Loss)	$51,721	$4,967	$(8,957)	$(8,610)	$(12,600)	$—	$39,121

Total Assets (e)	$2,177,713	$128,127	$25,591	$73,672	$227,390	$(65,957)	$2,339,146

Capital Expenditures/Investments	$161,645	$433	$4,313	$(108)	$4,638	$—	$166,283

Year Ended September 30, 2001 (d)

Total Revenues	$1,446,456	$419,226	$70,279	$3,558	$493,063	$—	$1,939,519
Operating Expenses:
Depreciation and Amortization	68,754	279	245	124	648	—	69,402
Other Operating Expenses (b)	1,177,368	420,670	61,643	4,525	486,838	—	1,664,206
Income Tax Expense (Benefit)	59,009	(896)	1,708	(449)	363	—	59,372

Total Operating Expenses	1,305,131	420,053	63,596	4,200	487,849	—	1,792,980

Equity in Net Loss of Affiliate	—	—	(2,595)	—	(2,595)	—	(2,595)
Residential HVAC Impairment	—	—	(3,900)	—	(3,900)	—	(3,900)

Operating Income (Loss)	141,325	(827)	188	(642)	(1,281)	—	140,044
Interest Expense — Net	47,403	723	1,247	79	2,049	548	50,000
Other Non-Operating Income (Expense) (c)	(2,751)	—	(76)	—	(76)	(3,452)	(6,279)
Dividends on Washington Gas Preferred Stock	1,320	—	—	—	—	—	1,320

Net Income (Loss)	$89,851	$(1,550)	$(1,135)	$(721)	$(3,406)	$(4,000)	$82,445

Total Assets (e)	$2,166,730	$102,254	$32,698	$89,689	$224,641	$(98,372)	$2,292,999

Capital Expenditures/Investments	$128,588	$1,028	$1,202	$447	$2,677	$—	$131,265

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements (continued)

(a)	2002 includes an after-tax charge of $5.1 million reflecting a loan loss provision associated with a consumer finance business that has stopped accepting new loans.
(b)	Includes cost of gas and revenue taxes.
(c)	Amounts reported are net of applicable income taxes.
(d)	Certain amounts in the fiscal years 2002 and 2001 have been reclassified to conform to the presentation of the current fiscal year period. Eliminations included in the Other Activities segment for fiscal years 2002 and 2001 have been reclassified into the Eliminations/Other column to conform to the same presentation in fiscal year 2003.
(e)	In fiscal year 2003, the Company increased “Total Assets” due to a reclassification of accrued non-legal asset removal costs from accumulated depreciation to a liability in connection with its adoption of SFAS No. 143. In accordance with new accounting guidance that became available from the SEC to the regulated utility industry, the Company adjusted “Total Assets” at the end of fiscal years 2002 and 2001 to reflect the reclassification of accrued non-legal asset removal costs from accumulated depreciation to a non-current liability in the amount of $225.5 million and $211.9 million, respectively.

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

          We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of WGL Holdings, Inc. and subsidiaries and the separate balance sheets and statements of capitalization of Washington Gas Light Company (the Companies) as of September 30, 2003 and 2002, and the related statements of income, common shareholders’ equity, and cash flows and income taxes for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 15 under Schedule II for the years ended September 30, 2003 and 2002. These financial statements and financial statement schedules are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. The consolidated financial statements and financial statement schedule of WGL Holdings, Inc. and subsidiaries and the separate financial statements and financial statement schedules of Washington Gas Light Company and subsidiaries for the year ended September 30, 2001, prior to the restatement for a change in reportable segments, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such 2001 financial statement schedules, when considered in relation to the 2001 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their report dated October 29, 2001.

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

          As discussed above, the consolidated financial statements of WGL Holdings, Inc. and subsidiaries and the financial statements of Washington Gas Light Company as of September 30, 2001, were audited by other auditors who have ceased operations. As described in Note 17, WGL Holdings, Inc. and subsidiaries changed the composition of its reportable segments in 2002 and reclassified non-legal asset removal costs, which adjusted total assets in 2002, and the amounts in the 2001 consolidated financial statements relating to reportable segments have been restated to conform to the 2002 composition of reportable segments. We audited the adjustments that were applied to the restated disclosures for reportable segments reflected in the 2001 financial statements. Our procedures included (a) agreeing the adjusted amounts of segment revenues, depreciation and amortization, other operating expenses, income tax expense (benefit), total operating expenses, operating income, interest expense, net income and total assets to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such adjustments have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 financial statements of WGL Holdings, Inc. and subsidiaries and Washington Gas Light Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

     DELOITTE & TOUCHE LLP

McLean, Virginia December 5, 2003 (April 23, 2004 as to Note 1, Accounting Policies—Property Plant and Equipment, and Note 17).

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

		Quarter Ended
(In thousands, except per share data)	December 31 (a)	March 31 (b)	June 30 (c)	September 30 (d)
Fiscal Year 2003
Operating revenues	$560,022	$851,073	$373,155	$279,998
Operating income (loss)	63,137	92,955	9,283	(6,139)
Net income (loss)	51,622	80,963	(2,640)	(17,603)
Earnings (loss) per average share of common stock:
Basic (e)	1.06	1.67	(0.05)	(0.36)
Diluted (e)	1.06	1.66	(0.05)	(0.36)
Fiscal Year 2002
Operating revenues	$417,096	$564,819	$314,192	$288,695
Operating income (loss)	42,267	55,639	(2,316)	(9,629)
Net income (loss)	30,237	45,760	(14,185)	(22,691)
Earnings (loss) per average share of common stock:
Basic (e)	0.62	0.94	(0.29)	(0.47)
Diluted (e)	0.62	0.94	(0.29)	(0.47)

(a)	Quarter ended December 31, 2002 of fiscal year 2003 included an after-tax gain of $926,000, or $0.02 per share, from the sale of the Company’s interest in a land development venture, and an adjustment to income taxes that added $2.7 million to income, or $0.06 per share. Quarter ended December 31, 2001 of fiscal year 2002 included an after-tax loss of $1.7 million, or $0.04 per share, associated with a transaction with a bankrupt energy trader, and an after-tax loss related to the Company’s former co-investment in a residential HVAC business of $700,000, or $0.01 per share.
(b)	Quarter ended March 31, 2003 included an after-tax gain of $2.5 million, or $0.05 per share, from the sale of the Company’s Washington D.C. headquarters property. Quarter ended March 31, 2002 included after-tax charges totaling $9.5 million, or $0.20 per share, for operating losses and an impairment provision associated with the former residential HVAC business.
(c)	Quarter ended June 30, 2003 included a reduction in income taxes of $2.1 million, or $0.04 per share, due to the realization of tax benefits of capital loss carryforwards. Quarter ended June 30, 2002 included after-tax charges totaling $5.1 million, or $0.10 per share, for operating losses and an impairment provision associated with the former residential HVAC business, as well as an after-tax loan loss provision of $5.1 million, or $0.11 per share, associated with a consumer finance business that has stopped accepting new loans.
(d)	Quarter ended September 30, 2002 included after-tax income of $2.4 million, or $0.05 per share, associated with the former residential HVAC business.
(e)	The sum of quarterly per share amounts may not equal annual per share amounts as the quarterly calculations are based on varying numbers of common shares.

WGL Holdings, Inc.
Washington Gas Light Company

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1	Financial Statements

All of the financial statements filed as a part of the Annual Report on Form 10-K, as amended by this Amendment No. 2 on Form 10-K/A, are included in Item 8.

(a)2	Financial Statement Schedules

Schedule II should be read in conjunction with the financial statements in this report. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Schedule/
Exhibit	Description
II	Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2003, 2002 and 2001 – WGL Holdings, Inc.

Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2003, 2002 and 2001 – Washington Gas Light Company.

(a)3	Exhibits Exhibits Filed Herewith:

23	Consent of Experts and Counsel:

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Arthur Andersen LLP

31.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Frederic M. Kline, Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Frederic M. Kline, Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James H. DeGraffenreidt, Jr., Chairman and Chief Executive Officer, and Frederic M. Kline, Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

WGL Holdings, Inc. and Subsidiaries
Schedule II – Valuation and Qualifying Accounts and Reserves
Years Ended September 30, 2003, 2002 and 2001

		Additions Charged to
	Balance at						Balance at
	Beginning	Costs and	Other			Deductions	End of
(In thousands)	of Period	Expenses	Accounts			(C)	Period
2003
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$13,740	$13,327	$2,380	(A	)	$11,904	$17,543
Provision for Impairment of Investments and Other Deferred Charges	1,946	—	—			400	1,546
Reserves:
Injuries and Damages	6,949	(3,120)	—	(B	)	370	3,459
Other	450	—	—			—	450
2002
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$16,632	$12,528	$4,666	(A	)	$20,086	$13,740
Provision for Impairment of Investments and Other Deferred Charges	1,946	—	—			—	1,946
Reserves:
Injuries and Damages	6,939	327	322	(B	)	639	6,949
Other	450	—	—			—	450
2001
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$7,186	$18,701	$804	(A	)	$10,059	$16,632
Provision for Impairment of Investments and Other Deferred Charges	1,946	—	—			—	1,946
Reserves:
Injuries and Damages	7,275	134	262	(B	)	732	6,939
Other	450	—	—			—	450

Notes:
(A)	Recoveries on receivables previously written off as uncollectible and unclaimed customer deposits, overpayments, etc., not refundable.
(B)	Portion of injuries and damages charged to construction and reclassification from other accounts.
(C)	Includes deductions for purposes for which reserves were provided or revisions made of estimated exposure.

Washington Gas Light Company
Schedule II – Valuation and Qualifying Accounts and Reserves
Years Ended September 30, 2003, 2002 and 2001

	Balance at	Additions Charged to					Balance at
	Beginning	Costs and	Other			Deductions	End of
(In thousands)	of Period	Expenses	Accounts			(C)	Period

2003
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$9,395	$15,801	$2,380	(A	)	$11,750	$15,826
Provision for impairment of investments and other deferred charges	—	—	—			—	—
Reserves:
Injuries and Damages	6,899	(3,120)	—	(B	)	370	3,409
Other	450	—	—			—	450
2002
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$14,372	$11,847	$2,939	(A	)	$19,763	$9,395
Provision for impairment of investments and other deferred charges	—	—	—			—	—
Reserves:
Injuries and Damages	6,939	277	322	(B	)	639	6,899
Other	450	—	—			—	450
2001
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$7,186	$17,532	$803	(A	)	$11,149	$14,372
Provision for impairment of investments and other deferred charges	1,946	—	—			1,946	—
Reserves:
Injuries and Damages	7,275	134	262	(B	)	732	6,939
Other	450	—	—			—	450

Notes:
(A)	Recoveries on receivables previously written off as uncollectible and unclaimed customer deposits, overpayments, etc., not refundable.
(B)	Portion of injuries and damages charged to construction and reclassification from other accounts.
(C)	Includes deductions for purposes for which reserves were provided or revisions made of estimated exposure and transfers at formation of the Holding Company.

WGL Holdings, Inc.
Washington Gas Light Company

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY
(Co-registrants)
Date: May 14, 2004
/s/ Frederic M. Kline

Frederic M. Kline Vice President and Chief Financial Officer

WGL Holdings, Inc.
Washington Gas Light Company

2003 Annual Report on Form 10-K/A
Amendment No. 2

Exhibit Index

Exhibit	Description
23	Consent of Experts and Counsel:

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Arthur Andersen LLP

31.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Frederic M. Kline, Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Frederic M. Kline, Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James H. DeGraffenreidt, Jr., Chairman and Chief Executive Officer, and Frederic M. Kline, Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.