Form 10-Q
period 2004-03-31
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2004-05-17
CIK 104819, 1103601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

WGL Holdings, Inc. common stock, no par value, outstanding as of April 30, 2004: 48,647,665 shares.

All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of April 30, 2004.

WGL Holdings, Inc.
Washington Gas Light Company
For the Quarter Ended March 31, 2004

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

i

WGL Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
Part I — Financial Information
Item 1 — Financial Statements

	March 31,	September 30,
(In thousands)	2004	2003

ASSETS
Property, Plant and Equipment
At original cost	$2,609,621	$2,563,923
Accumulated depreciation and amortization	(722,881)	(689,000)

Net property, plant and equipment	1,886,740	1,874,923

Current Assets
Cash and cash equivalents	77,369	4,470
Receivables
Accounts receivable	354,868	171,772
Gas costs due from customers	10,842	11,368
Accrued utility revenues	65,792	15,580
Allowance for doubtful accounts	(17,087)	(17,543)

Net receivables	414,415	181,177

Materials and supplies — principally at average cost	13,099	12,989
Storage gas — at cost (first-in, first-out)	36,980	164,597
Deferred income taxes	15,560	11,980
Other prepayments — principally taxes	9,221	26,919
Other	2,162	6,753

Total current assets	568,806	408,885

Deferred Charges and Other Assets
Regulatory assets
Gas costs	17,384	10,490
Other	47,245	52,333
Prepaid qualified pension benefits	69,303	66,753
Other	22,838	22,668

Total deferred charges and other assets	156,770	152,244

Total Assets	$2,612,316	$2,436,052

CAPITALIZATION AND LIABILITIES
Capitalization
Washington Gas Light Company preferred stock	$28,173	$28,173
Common shareholders’ equity	906,267	818,218
Long-term debt	617,903	636,650

Total capitalization	1,552,343	1,483,041

Current Liabilities
Current maturities of long-term debt	32,171	12,180
Notes payable	114,570	166,662
Accounts payable	163,189	142,708
Wages payable	15,942	15,701
Accrued interest	2,853	3,027
Dividends declared	16,149	15,886
Customer deposits and advance payments	13,671	11,046
Gas costs due to customers	44,967	7,553
Accrued taxes	62,549	8,699
Other	641	2,612

Total current liabilities	466,702	386,074

Deferred Credits
Unamortized investment tax credits	15,393	15,841
Deferred income taxes	251,944	236,888
Accrued pensions and benefits	37,456	37,356
Regulatory liabilities
Accrued asset removal costs	241,905	230,672
Other	20,978	22,444
Other	25,595	23,736

Total deferred credits	593,271	566,937

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$2,612,316	$2,436,052

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Income (Unaudited)
Part I — Financial Information
Item 1 — Financial Statements (continued)

	Three Months Ended March 31,		Six Months Ended March 31,

(In thousands, except per share data)	2004	2003	2004	2003

UTILITY OPERATIONS
Operating Revenues	$588,648	$620,208	$963,962	$995,200
Less: Cost of gas	336,986	366,763	535,764	559,299
Revenue taxes	20,510	16,029	34,279	25,816

Utility Net Revenues	231,152	237,416	393,919	410,085

Other Operating Expenses
Operation	51,868	46,115	96,840	91,901
Maintenance	10,527	9,931	20,763	19,278
Depreciation and amortization	22,961	21,189	48,166	40,804
General taxes	10,782	11,849	20,653	21,457
Income taxes	49,629	54,443	74,387	82,343

Utility Other Operating Expenses	145,767	143,527	260,809	255,783

Utility Operating Income	85,385	93,889	133,110	154,302

NON-UTILITY OPERATIONS
Operating Revenues
Retail energy-marketing	265,680	222,692	467,938	396,633
Heating, ventilating and air conditioning	7,246	7,551	14,780	18,140
Other non-utility activities	678	622	861	1,120

Non-Utility Operating Revenues	273,604	230,865	483,579	415,893

Other Operating Expenses
Operating expenses	275,821	232,584	478,613	411,698
Income taxes (benefit)	(410)	(785)	2,114	2,407

Non-Utility Operating Expenses	275,411	231,799	480,727	414,105

Non-Utility Operating Income (Loss)	(1,807)	(934)	2,852	1,788

TOTAL OPERATING INCOME	83,578	92,955	135,962	156,090
Other Income (Expenses)—Net	5,553	(85)	4,633	631

INCOME BEFORE INTEREST EXPENSE	89,131	92,870	140,595	156,721
INTEREST EXPENSE
Interest on long-term debt	10,465	10,671	20,935	21,623
Other	281	906	1,402	1,853

Total Interest Expense	10,746	11,577	22,337	23,476
DIVIDENDS ON WASHINGTON GAS PREFERRED STOCK	330	330	660	660

NET INCOME (APPLICABLE TO COMMON STOCK)	$78,055	$80,963	$117,598	$132,585

AVERAGE COMMON SHARES OUTSTANDING
Basic	48,643	48,582	48,634	48,578
Diluted	48,859	48,738	48,836	48,725

EARNINGS PER AVERAGE COMMON SHARE
Basic	$1.60	$1.67	$2.42	$2.73
Diluted	$1.60	$1.66	$2.41	$2.72

DIVIDENDS DECLARED PER COMMON SHARE	$0.3250	$0.3200	$0.6450	$0.6375

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
Part I — Financial Information
Item 1 — Financial Statements (continued)

	Six Months Ended
	March 31,

(In thousands)	2004	2003

OPERATING ACTIVITIES
Net income (applicable to common stock)	$117,598	$132,585
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization:
Utility property, plant and equipment	48,166	40,804
Other accounts	3,078	3,821
Deferred income taxes—net	12,577	2,276
Amortization of investment tax credits	(448)	(449)
Accrued/deferred pension cost	(2,361)	(2,470)
Earnings from sale of carried interest in real estate	(6,414)	—
Gain from sale of assets	—	(5,671)
Other non-cash charges (credits)—net	366	(830)

CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and accrued utility revenues	(233,764)	(316,045)
Gas costs due from/to customers—net	37,940	25,462
Storage gas	127,617	73,701
Other prepayments—principally taxes	17,698	1,940
Accounts payable	20,481	97,241
Wages payable	241	903
Customer deposits and advance payments	2,625	(5,124)
Accrued taxes	53,850	69,078
Accrued interest	(174)	(214)
Pipeline refunds due to customers	(1,415)	2,020
Deferred purchased gas costs—net	(6,894)	(5,860)
Other—net	7,247	886

Net Cash Provided by Operating Activities	198,014	114,054

FINANCING ACTIVITIES
Long-term debt issued	37,000	93
Long-term debt retired	(36,114)	(41,260)
Debt issuance costs	(752)	(217)
Notes payable issued (retired)—net	(52,092)	19,868
Dividends on common stock	(31,125)	(30,849)
Other financing activities	1,764	818

Net Cash Used in Financing Activities	(81,319)	(51,547)

INVESTING ACTIVITIES
Capital expenditures	(49,619)	(60,508)
Net proceeds from sale of carried interest in real estate	6,414	—
Net proceeds from sale of assets	—	21,300
Other investing activities	(591)	(7,396)

Net Cash Used in Investing Activities	(43,796)	(46,604)

INCREASE IN CASH AND CASH EQUIVALENTS	72,899	15,903
Cash and Cash Equivalents at Beginning of Year	4,470	2,529
Cash and Cash Equivalents at End of Period	$77,369	$18,432

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$13,454	$20,027
Interest paid	$21,971	$22,777
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$—	$17,800

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Balance Sheets (Unaudited)
Part I — Financial Information
Item 1 — Financial Statements (continued)

	March 31,	September 30,
(In thousands)	2004	2003

ASSETS
Property, Plant and Equipment
At original cost	$2,584,892	$2,539,397
Accumulated depreciation and amortization	(705,143)	(671,990)

Net property, plant and equipment	1,879,749	1,867,407

Current Assets
Cash and cash equivalents	74,969	4,119
Receivables
Accounts receivable	216,389	69,455
Gas costs due from customers	10,842	11,368
Accrued utility revenues	65,792	15,580
Allowance for doubtful accounts	(14,547)	(15,826)

Net receivables	278,476	80,577

Materials and supplies—principally at average cost	12,936	12,825
Storage gas—at cost (first-in, first-out)	25,607	124,416
Deferred income taxes	14,196	10,957
Other prepayments—principally taxes	5,443	19,089

Total current assets	411,627	251,983

Deferred Charges and Other Assets
Regulatory assets
Gas costs	17,384	10,490
Other	47,245	52,333
Prepaid qualified pension benefits	68,958	66,420
Other	20,822	19,784

Total deferred charges and other assets	154,409	149,027

Total Assets	$2,445,785	$2,268,417

CAPITALIZATION AND LIABILITIES
Capitalization
Preferred stock	$28,173	$28,173
Common shareholder’s equity	858,182	778,502
Long-term debt	617,906	636,614

Total capitalization	1,504,261	1,443,289

Current Liabilities
Current maturities of long-term debt	32,105	12,100
Notes payable	12	65,226
Accounts payable	107,200	111,001
Wages payable	15,896	15,623
Accrued interest	2,853	3,027
Dividends declared	16,140	15,886
Customer deposits and advance payments	13,671	11,046
Gas costs due to customers	44,967	7,553
Accrued taxes	63,409	6,426
Payables to associated companies	50,901	10,026
Other	81	1,496

Total current liabilities	347,235	259,410

Deferred Credits
Unamortized investment tax credits	15,372	15,818
Deferred income taxes	254,663	237,483
Accrued pensions and benefits	37,364	37,264
Regulatory liabilities
Accrued asset removal costs	241,905	230,672
Other	20,967	22,431
Other	24,018	22,050

Total deferred credits	594,289	565,718

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$2,445,785	$2,268,417

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income (Unaudited)
Part I — Financial Information
Item 1 — Financial Statements (continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

(In thousands)	2004	2003	2004	2003

UTILITY OPERATIONS
Operating Revenues	$603,281	$626,424	$986,411	$1,005,129
Less: Cost of gas	351,619	372,979	558,213	569,228
Revenue taxes	20,510	16,029	34,279	25,816

Utility Net Revenues	231,152	237,416	393,919	410,085

Other Operating Expenses
Operation	52,329	46,518	97,798	92,697
Maintenance	10,449	9,883	20,612	19,155
Depreciation and amortization	22,785	21,019	47,816	40,464
General taxes	10,694	11,840	20,392	21,384
Income taxes	49,571	54,374	74,285	82,241

Utility Other Operating Expenses	145,828	143,634	260,903	255,941

Utility Operating Income	85,324	93,782	133,016	154,144

NON-UTILITY OPERATIONS
Operating Revenues
Other non-utility	651	598	818	1,029

Non-Utility Operating Revenues	651	598	818	1,029

Other Operating Expenses
Operating expenses (income)	42	—	(958)	9
Income taxes	635	111	700	402

Non-Utility Operating Expenses (Income)	677	111	(258)	411

Non-Utility Operating Income (Loss)	(26)	487	1,076	618

TOTAL OPERATING INCOME	85,298	94,269	134,092	154,762
Other Income (Expenses)—Net	(83)	(81)	(1,194)	(938)

INCOME BEFORE INTEREST EXPENSE	85,215	94,188	132,898	153,824
INTEREST EXPENSE
Interest on long-term debt	10,465	10,671	20,935	21,623
Other	347	996	1,517	2,049

Total Interest Expense	10,812	11,667	22,452	23,672

NET INCOME (BEFORE PREFERRED STOCK DIVIDENDS)	74,403	82,521	110,446	130,152
DIVIDENDS ON PREFERRED STOCK	330	330	660	660

NET INCOME (APPLICABLE TO COMMON STOCK)	$74,073	$82,191	$109,786	$129,492

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows (Unaudited)
Part I — Financial Information
Item 1 — Financial Statements (continued)

	Six Months Ended
	March 31,

(In thousands)	2004	2003

OPERATING ACTIVITIES
Net income (Before Preferred Stock Dividends)	$110,446	$130,152
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization
Utility property, plant and equipment	47,816	40,464
Other accounts	2,859	3,295
Deferred income taxes—net	14,953	2,742
Amortization of investment tax credits	(446)	(446)
Accrued/deferred pension cost	(2,348)	(2,449)
Gain from sale of assets	—	(4,138)
Other non-cash charges (credits)—net	280	(923)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, accrued utility revenues and receivables from associated companies	(198,425)	(265,063)
Gas costs due from/to customers—net	37,940	25,462
Storage gas	98,809	50,745
Other prepayments—principally taxes	13,646	1,472
Accounts payable	37,074	87,746
Wages payable	273	717
Customer deposits and advance payments	2,625	(5,124)
Accrued taxes	56,983	67,389
Accrued interest	(174)	(214)
Pipeline refunds due to customers	(1,415)	2,020
Deferred purchased gas costs—net	(6,894)	(5,860)
Other—net	2,440	820

Net Cash Provided by Operating Activities	216,442	128,807

FINANCING ACTIVITIES
Long-term debt issued	37,000	—
Long-term debt retired	(36,060)	(41,096)
Debt issuance costs	(752)	(124)
Notes payable issued (retired)—net	(65,214)	8,906
Dividends on common and preferred stock	(31,784)	(31,379)
Other financing activities	1,198	557

Net Cash Used in Financing Activities	(95,612)	(63,136)

INVESTING ACTIVITIES
Capital expenditures	(49,389)	(60,002)
Net proceeds from sale of assets	—	16,000
Other investing activities	(591)	(5,967)

Net Cash Used in Investing Activities	(49,980)	(49,969)

INCREASE IN CASH AND CASH EQUIVALENTS	70,850	15,702
Cash and Cash Equivalents at Beginning of Year	4,119	2,637

Cash and Cash Equivalents at End of Period	$74,969	$18,339

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$10,591	$18,912
Interest paid	$21,468	$22,376

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$—	$17,800

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. ACCOUNTING POLICIES

     Basis of Presentation

     WGL Holdings, Inc. (WGL Holdings or the Company) is the parent of four direct, wholly owned subsidiaries that include Washington Gas Light Company (Washington Gas or the regulated utility), Crab Run Gas Company, Hampshire Gas Company and Washington Gas Resources Corporation (Washington Gas Resources). Washington Gas Resources owns unregulated subsidiaries that include, among others, Washington Gas Energy Services, Inc. (WGEServices), American Combustion Industries, Inc. (ACI) and Washington Gas Energy Systems, Inc. (WGESystems). Reference is made to the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2003 filed with the Securities and Exchange Commission (SEC) for additional information on the corporate structure.

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

     For a description of the Company’s accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2003. There have been no significant changes to these policies subsequent to September 30, 2003.

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

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Pro Forma Effect of Stock-Based Compensation

	Three Months Ended		Six Months Ended
	March 31,		March 31,

(In thousands, except per share data)	2004	2003	2004	2003

Net Income As Reported	$78,055	$80,963	$117,598	$132,585
Add: Stock-based employee compensation expense included in reported net income, net of tax (a)	561	381	960	646
Deduct: Total stock-based employee compensation expense determined under the fair value-based method, net of tax (b)	(669)	(468)	(1,176)	(820)

Pro Forma Net Income	$77,947	$80,876	$117,382	$132,411

Earnings per average common share—basic
As reported	$1.60	$1.67	$2.42	$2.73
Pro forma	$1.60	$1.66	$2.41	$2.73
Earnings per average common share—diluted
As reported	$1.60	$1.66	$2.41	$2.72
Pro forma	$1.60	$1.66	$2.40	$2.72

(a)	Reflects compensation expense related to performance shares.
(b)	Reflects compensation expense related to performance shares and stock options.

     Recent Accounting Standards

     In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 132 (revised 2003), Employers’ Disclosure about Pensions and Other Postretirement Benefits, which amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and replaces SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (collectively referred to as “SFAS No. 132 (revised)”). SFAS No. 132 (revised) expands employers’ disclosures about pension and other post-retirement benefit plans to present more information regarding the economic resources and obligations of such plans in terms of the plans’ assets, obligations, cash flows and net periodic benefit costs. Additionally, SFAS No. 132 (revised) requires interim-period disclosures regarding plan benefit costs and plan contributions. The Company will be required to adopt the new annual disclosure requirements of SFAS No. 132 (revised) effective as of September 30, 2004. The interim-period disclosure requirements became effective for the Company as of March 31, 2004 (refer to Note 12—Pensions and Other Post-Retirement Benefit Plans). As SFAS No. 132 (revised) does not change the measurement or recognition of pension and other post-retirement benefit costs as required by SFAS No. 87, SFAS No. 88 and SFAS No. 106, adoption of this new standard had no effect on the Company’s consolidated financial statements.

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

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

     As of March 31, 2004, the Company has elected to follow the deferral provisions of FSP No. 106-1. In accordance with this FSP, any measures of the accumulated post-retirement benefit obligation or net periodic post-retirement benefit cost in the Company’s consolidated financial statements or accompanying notes do not reflect the effects of the Act on its plans. Specific authoritative guidance on the accounting for the federal subsidy under the Act is pending; such guidance, when finalized, may require the Company to change previously reported information.

NOTE 2. SHORT-TERM DEBT

     As of March 31, 2004, Washington Gas and WGL Holdings had revolving credit agreements with a group of banks of $175 million and $130 million, respectively, in support of their short-term debt requirements. Effective April 28, 2004, these credit facilities were replaced by new credit agreements with a group of banks in the amount of $175 million each for Washington Gas and WGL Holdings. The new credit facility for Washington Gas expires on April 28, 2009, and permits the regulated utility to request an additional line of credit of $100 million above the original credit limit, for a maximum total of $275 million. The new WGL Holdings’ credit facility expires on April 27, 2007, and permits the Company to request an additional line of credit of $50 million above the original credit limit, for a maximum total of $225 million.

NOTE 3. LONG-TERM DEBT

     Washington Gas issues unsecured Medium-Term Notes (MTNs) with individual terms regarding interest rates, maturities and call or put options that are an integral part of the basic debt instrument. These notes can have maturity dates of one or more years from the date of issuance. At March 31, 2004, Washington Gas was authorized to issue up to $213.0 million of long-term debt under a shelf registration that was declared effective by the SEC on April 24, 2003.

     On November 17, 2003, Washington Gas paid $37.2 million plus accrued interest to redeem $36.0 million of 6.95 percent MTNs that were due in 2024, and replaced this debt with $37.0 million of 4.88 percent MTNs due in 2013 that were issued in November 2003. The $1.2 million loss incurred in connection with the debt retirement was deferred and is being amortized over the life of the newly issued debt in accordance with regulatory accounting. Refer to Note 7—Derivative Instruments for a discussion of a derivative transaction that was settled concurrent with the new debt issuance.

NOTE 4. COMMON SHAREHOLDERS’ EQUITY

     The tables below reflect the components of “Common shareholders’ equity” for WGL Holdings, Inc. and Washington Gas as of March 31, 2004 and September 30, 2003.

WGL Holdings, Inc.
Components of Common Shareholders’ Equity

(In thousands)	Mar. 31, 2004	Sept. 30, 2003

Common stock, no par value, 120,000,000 shares authorized, 48,650,635 shares issued	$471,497	$471,497
Paid-in capital	3,411	2,582
Retained earnings	432,137	345,927
Deferred compensation	(19)	(32)
Accumulated other comprehensive loss, net of taxes	(655)	(716)
Treasury stock—at cost, 2,887 and 39,072 shares, respectively	(104)	(1,040)

Total	$906,267	$818,218

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Light Company
Components of Common Shareholder’s Equity

(In thousands)	Mar. 31, 2004	Sept. 30, 2003

Common stock, $1 par value, 80,000,000 shares authorized, 46,479,536 shares issued	$46,479	$46,479
Paid-in capital	452,012	450,813
Retained earnings	360,365	281,958
Deferred compensation	(19)	(32)
Accumulated other comprehensive loss, net of taxes	(655)	(716)

Total	$858,182	$778,502

NOTE 5. COMPREHENSIVE INCOME

     The tables below reflect the components of “Comprehensive income” for the three and six months ended March 31, 2004 and 2003 for WGL Holdings, Inc. and Washington Gas Light Company. Items that are excluded from “Net income” and charged directly to “Common shareholders’ equity” are accumulated in “Other comprehensive income (loss), net of taxes.” The amount of “Accumulated other comprehensive loss, net of taxes” is included in “Common shareholders’ equity” (refer to Note 4—Common shareholders’ equity).

WGL Holdings, Inc.
Components of Comprehensive Income

	Three Months Ended		Six Months Ended

(In thousands)	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003

Net income (applicable to common stock)	$78,055	$80,963	$117,598	$132,585
Other comprehensive income (loss), net of taxes—minimum pension liability adjustment	61	112	61	(676)

Comprehensive income	$78,116	$81,075	$117,659	$131,909

Washington Gas Light Company
Components of Comprehensive Income

	Three Months Ended		Six Months Ended

(In thousands)	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003

Net income (before preferred stock dividends)	$74,403	$82,521	$110,446	$130,152
Other comprehensive income (loss), net of taxes—minimum pension liability adjustment	61	112	61	(676)

Comprehensive income	$74,464	$82,633	$110,507	$129,476

NOTE 6. EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period. The following table reflects the computation of the Company’s basic and diluted EPS for WGL Holdings for the three and six months ended March 31, 2004 and 2003.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Basic and Diluted EPS

	Net		Per Share
(In thousands, except per share data)	Income	Shares	Amount

Three Months Ended March 31, 2004
Basic EPS:
Net income	$78,055	48,643	$1.60
Stock-based compensation plans	—	216	—

Diluted EPS:
Net income	$78,055	48,859	$1.60

Three Months Ended March 31, 2003
Basic EPS:
Net income	$80,963	48,582	$1.67
Stock-based compensation plans	—	156	—

Diluted EPS:
Net income	$80,963	48,738	$1.66

Six Months Ended March 31, 2004
Basic EPS:
Net income	$117,598	48,634	$2.42
Stock-based compensation plans	—	202	—

Diluted EPS:
Net income	$117,598	48,836	$2.41

Six Months Ended March 31, 2003
Basic EPS:
Net income	$132,585	48,578	$2.73
Stock-based compensation plans	—	147	—

Diluted EPS:
Net income	$132,585	48,725	$2.72

NOTE 7. DERIVATIVE INSTRUMENTS

     Washington Gas enters into forward contracts and other related transactions for the purchase of natural gas that qualify as derivative instruments under SFAS No. 133. Certain forward contracts are recorded on the balance sheet at fair value as they contain volumetric variability or optionality, or contain provisions that allow for a net settlement. The net fair value loss of these forward contracts and other related derivative transactions at March 31, 2004 and September 30, 2003 totaled $3.8 million and $3.3 million, respectively. These amounts were recorded as a payable, with a corresponding amount recorded as a regulatory asset in accordance with regulatory accounting.

     Washington Gas enters into derivative instruments that are designed to minimize interest-rate risk associated with planned issuances of MTNs. In June 2003, Washington Gas entered into two forward-starting swaps with an aggregate notional principal amount of $62.0 million to mitigate a substantial portion of interest-rate risk associated with certain future debt transactions. These swaps were designated as cash flow hedges and carried at fair value. Concurrent with the issuance of MTNs in November 2003 (see Note 3—Long-Term Debt), Washington Gas terminated $37.0 million of the total $62.0 million aggregate notional principal of the forward-starting swaps. Washington Gas received $2.6 million associated with the settlement of this hedge agreement, which was recorded as a regulatory liability and is being amortized over the life of the newly issued MTNs in accordance with regulatory accounting. In December 2003, Washington Gas terminated the remaining $25.0 million aggregate notional principal of the forward-starting swaps, and received $1.2 million associated with the settlement of this hedge agreement which was recorded as a regulatory liability. On April 15, 2004, Washington Gas initiated an interest-rate swap against

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

a $50 million MTN due July 9, 2009. The swap exchanges the fixed interest rate on the MTN of 6.92% for an interest rate based on 6-month LIBOR plus 2.65 percent. Washington Gas can terminate this swap at any time.

     The Company’s non-regulated retail energy-marketing subsidiary, WGEServices, holds certain contracts for the sale and purchase of natural gas, as well as derivative instruments (primarily in the form of call options, put options and futures contracts) related to the sale and purchase of natural gas. The derivative instruments were recorded at their fair value on the Company’s Consolidated Balance Sheets. Incremental changes in the fair value of these various derivative instruments are reflected in the earnings of the retail energy-marketing segment. At September 30, 2003, these derivatives were valued at $188,000, and at March 31, 2004, WGEServices had no outstanding positions associated with their natural gas derivatives. WGEServices recorded net gains of $485,000 and $278,000 for the six months ended March 31, 2004 and 2003, respectively, related to their natural gas derivatives. For the three months ended March 31, 2004 and 2003, WGEServices recorded a net loss of $(369,000) and a net gain of $160,000, respectively.

NOTE 8. OPERATING SEGMENT REPORTING

     WGL Holdings reports three operating segments: (i) regulated utility; (ii) retail energy-marketing; and (iii) heating ventilating and air conditioning (HVAC) activities.

     With approximately 93 percent of WGL Holdings’ consolidated total assets, the regulated utility segment is the Company’s core business. Represented almost entirely by Washington Gas, the regulated utility segment provides regulated gas distribution services (including the sale and delivery of natural gas, meter reading, responding to customer inquiries and bill preparation) to customers in the metropolitan areas of Washington, D.C., Maryland and Virginia. In addition to the regulated operations of Washington Gas, the regulated utility segment includes the operations of Hampshire Gas Company, an underground natural gas storage facility that is regulated by the Federal Energy Regulatory Commission and operated on behalf of Washington Gas.

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

     The same accounting policies applied in preparing the Company’s consolidated financial statements also apply to the reported segments. While net income or loss is the primary criterion for measuring a segment’s performance, the Company also evaluates its operating segments based on other relevant factors, such as penetration into their respective markets and return on invested capital. The following tables present operating segment information for the three and six months ended March 31, 2004 and 2003.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information

		Non-Utility Operations
	Regulated	Retail Energy—		Other		Eliminations/
(In thousands)	Utility	Marketing	HVAC	Activities	Total	Other	Consolidated

Three Months Ended March 31, 2004

Total Revenues	$603,281	$265,680	$7,246	$678	$273,604	$(14,633)	$862,252
Operating Expenses:
Depreciation and Amortization	22,961	54	34	—	88	—	23,049
Other Operating Expenses (a)	445,281	265,710	8,567	1,481	275,758	(14,633)	706,406
Income Tax Expense (Benefit)	49,629	(116)	(533)	239	(410)	—	49,219

Total Operating Expenses	517,871	265,648	8,068	1,720	275,436	(14,633)	778,674

Operating Income (Loss)	85,410	32	(822)	(1,042)	(1,832)	—	83,578
Interest Expense — Net	10,500	214	—	251	465	(219)	10,746
Other Non-Operating Income (Expense)(b)	(390)	(1)	48	6,115	6,162	(219)	5,553
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330

Net Income (Loss)	$74,190	$(183)	$(774)	$4,822	$3,865	$—	$78,055

Total Assets	$2,434,387	$194,656	$21,690	$128,921	$345,267	$(167,338)	$2,612,316

Capital Expenditures/Investments	$28,286	$17	$46	$—	$63	$—	$28,349

Three Months Ended March 31, 2003 (c)

Total Revenues	$626,424	$222,692	$7,551	$622	$230,865	$(6,216)	$851,073
Operating Expenses
Depreciation and Amortization	21,189	74	33	156	263	—	21,452
Other Operating Expenses (a)	456,903	223,500	7,941	880	232,321	(6,216)	683,008
Income Tax Expense (Benefit)	54,443	(428)	(205)	(152)	(785)	—	53,658

Total Operating Expenses	532,535	223,146	7,769	884	231,799	(6,216)	758,118

Operating Income (Loss)	93,889	(454)	(218)	(262)	(934)	—	92,955
Interest Expense — Net	11,361	144	5	454	603	(387)	11,577
Other Non-Operating Income (Expense)(b)	(68)	—	(8)	378	370	(387)	(85)
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330

Net Income (Loss)	$82,130	$(598)	$(231)	$(338)	$(1,167)	$—	$80,963

Total Assets	$2,409,570	$156,700	$24,857	$85,717	$267,274	$(71,020)	$2,605,824

Capital Expenditures/Investments	$32,204	$6	$16	$12	$34	$—	$32,238

(a)	Includes cost of gas and revenue taxes.
(b)	Amounts reported are net of applicable income taxes.
(c)	Certain amounts for the three months ended March 31, 2003 period have been reclassified to conform to the presentation of the current fiscal year period. Eliminations included in the Other Activities segment for fiscal year 2003 have been reclassified into the Eliminations/Other column to conform to the same presentation in fiscal year 2004.

WGL Holdings, Inc.
Washington Gas Light Company

Part 1 — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information

		Non-Utility Operations
	Regulated	Retail Energy-		Other		Eliminations/
(In thousands)	Utility	Marketing	HVAC	Activities	Total	Other	Consolidated

Six Months Ended March 31, 2004

Total Revenues	$986,411	$467,938	$14,780	$861	$483,579	$(22,449)	$1,447,541
Operating Expenses:
Depreciation and Amortization	48,166	108	67	43	218	—	48,384
Other Operating Expenses (a)	730,692	459,931	16,950	1,570	478,451	(22,449)	1,186,694
Income Tax Expense (Benefit)	74,387	2,969	(867)	12	2,114	—	76,501

Total Operating Expenses	853,245	463,008	16,150	1,625	480,783	(22,449)	1,311,579

Operating Income (Loss)	133,166	4,930	(1,370)	(764)	2,796	—	135,962
Interest Expense — Net	21,834	412	9	501	922	(419)	22,337
Other Non-Operating Income (Expense)(b)	(1,803)	109	107	6,639	6,855	(419)	4,633
Dividends on Washington Gas Preferred Stock	660	—	—	—	—	—	660

Net Income (Loss)	$108,869	$4,627	$(1,272)	$5,374	$8,729	$—	$117,598

Total Assets	$2,434,387	$194,656	$21,690	$128,921	$345,267	$(167,338)	$2,612,316

Capital Expenditures/Investments	$49,450	$40	$129	$—	$169	$—	$49,619

Six Months Ended March 31, 2003(c)

Total Revenues	$1,005,129	$396,633	$18,140	$1,120	$415,893	$(9,929)	$1,411,093
Operating Expenses
Depreciation and Amortization	40,804	148	66	312	526	—	41,330
Other Operating Expenses (a)	727,680	390,090	19,143	1,939	411,172	(9,929)	1,128,923
Income Tax Expense (Benefit)	82,343	2,423	(448)	432	2,407	—	84,750

Total Operating Expenses	850,827	392,661	18,761	2,683	414,105	(9,929)	1,255,003

Operating Income (Loss)	154,302	3,972	(621)	(1,563)	1,788	—	156,090
Interest Expense — Net	23,073	280	9	399	688	(285)	23,476
Other Non-Operating Income (Expense)(b)	(1,528)	10	14	2,420	2,444	(285)	631
Dividends on Washington Gas Preferred Stock	660	—	—	—	—	—	660

Net Income (Loss)	$129,041	$3,702	$(616)	$458	$3,544	$—	$132,585

Total Assets	$2,409,570	$156,700	$24,857	$85,717	$267,274	$(71,020)	$2,605,824

Capital Expenditures/Investments	$60,313	$8	$175	$12	$195	$—	$60,508

(a)	Includes cost of gas and revenue taxes.
(b)	Amounts reported are net of applicable income taxes.
(c)	Certain amounts for the six months ended March 31, 2003 period have been reclassified to conform to the presentation of the current fiscal year period. Eliminations included in the Other Activities segment for fiscal year 2003 have been reclassified into the Eliminations/Other column to conform to the same presentation in fiscal year 2004.

NOTE 9. TRANSACTIONS BETWEEN WASHINGTON GAS AND AFFILIATES

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

     Washington Gas and its affiliates borrow and lend funds through the operation of a money pool. At March 31, 2004 and September 30, 2003, the Washington Gas Balance Sheets reflected a total of $50.9 million and $10.0 million, respectively, of net payables to associated companies. All affiliated transactions, including these balances, were eliminated from the WGL Holdings Consolidated Balance Sheets in accordance with GAAP.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

     Additionally, Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all unregulated energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services, Washington Gas charged WGEServices, an affiliated energy marketer, $14.6 million and $6.2 million for the three months ended March 31, 2004 and 2003, respectively. In the six months ended March 31, 2004 and 2003 the charges were $22.4 million and $9.9 million, respectively. The related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.

NOTE 10. SALE OF CARRIED INTEREST AND ASSETS

     During the second quarter of fiscal year 2004, the Company’s non-utility operations recognized pre-tax earnings of $6.4 million from the sale, by an unrelated third party, of two buildings at Maritime Plaza, a commercial development project in which the Company held a carried interest. This carried interest had no cost basis, and was accounted for under the equity method of accounting. WGL Holdings utilized a capital loss carryforward to offset the federal income taxes associated with this transaction and, after considering other local income tax provisions, WGL Holdings recognized after-tax earnings of $5.8 million.

     In the second quarter ended March 31, 2003, the regulated utility recognized a pre-tax gain of $4.1 million (or $2.5 million after-tax) from the sale of the Company’s former headquarters building and land located in downtown Washington, D.C. This gain was reported in “Other income (expenses)-net” in accordance with regulatory accounting. Results for the quarter ended March 31, 2003 also reflect Company estimates for potential refunds to customers based on the outcome of regulatory decisions related to this gain.

     In the first quarter of fiscal year 2003, the Company’s non-utility operations recognized a pre-tax gain of $1.5 million ($926,000 after-tax) from the sale of its interest in a land development venture.

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

     District of Columbia Jurisdiction

     In response to an Order issued by the Public Service Commission of the District of Columbia (PSC of DC) on March 28, 2003, the District of Columbia Office of the People’s Counsel (DC OPC-a participant in the regulatory proceeding) filed an appeal with the District of Columbia Court of Appeals. The filing sought to overturn certain portions of the March 28, 2003 ruling by the PSC of DC. In its March 28, 2003 ruling, the PSC of DC had upheld a previous ruling that rejected a proposal by the DC OPC to refund to customers, asset management revenues previously received by Washington Gas. On March 18, 2004, the District of Columbia Court of Appeals affirmed the PSC of DC’s March 28, 2003 ruling with respect to the treatment of Washington Gas’ asset management revenues.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

     Virginia Jurisdiction

     On June 14, 2002, Washington Gas filed an application with the State Corporation Commission of Virginia (SCC of VA) to increase annual revenues in Virginia. The Shenandoah Gas Division of Washington Gas was included in the application. The application requested an increase in overall annual revenues of approximately $23.8 million. Washington Gas requested an overall rate of return of 9.42 percent and a return on common equity of 12.25 percent. Under the regulations of the SCC of VA, Washington Gas placed the proposed general revenue increase into effect on November 12, 2002, subject to refund, pending the SCC of VA’s final decision in the proceeding. From that time until a refund was made, as discussed below, Washington Gas recorded a provision for rate refunds in each period representing the estimated refund required based on management’s judgment of the rate case outcome.

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

     Refunds to customers, with interest, were made pursuant to the final Order during the second quarter ended March 31, 2004. The difference between the amount refunded to customers and the amount of the provision for rate refunds previously recorded by Washington Gas was not material. Accordingly, this refund had no material effect on earnings for the three and six months ended March 31, 2004.

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

     However, in approving this treatment described in the preceding paragraph, the SCC of VA further ordered that an annual “earnings test” be performed to determine if Washington Gas has earned in excess of its allowed rate of return on common equity for its Virginia operations. The current procedure for performing this earnings test does not normalize the actual return on equity for the effect of weather over the applicable twelve-month period. To the extent that Washington Gas earns in excess of its allowed return on equity in any annual earnings test period, Washington Gas would be required to increase depreciation expense (after considering the impact of income tax benefits) and increase the accumulated reserve for depreciation for the amount of the actual earnings in excess of the earnings produced by the 10.50 percent allowed return on equity. Under the SCC of VA’s requirements for performing earnings tests, if weather is warmer than normal in a particular annual earnings test period, Washington Gas would not be allowed to restore any amount of earnings previously eliminated as a result of this earnings test. This annual earnings

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

test shall continue to be performed until the $28 million difference between the accumulated reserve for depreciation recorded on Washington Gas’ books and the theoretical reserve derived by the VA Staff, net of accumulated deferred income taxes, is eliminated or the level of the regulatory asset established for regulatory accounting purposes is adjusted as a result of a future depreciation study. In connection with the required earnings test, Washington Gas performed a preliminary analysis forecasting 12-month results for the period ended June 30, 2004 based on information as of March 31, 2004, and concluded that Washington Gas may exceed its allowed return on equity for this period. As a result, Washington Gas recorded a $554,000 additional charge to depreciation during the three months ended March 31, 2004. This assessment could change if the VA Staff differs with management’s calculations or methodology, or if actual results for the twelve months ended June 30, 2004 differ from the results forecasted for the remaining three months of this period due to the effects of pending rate relief, deviations of weather from normal levels, or other factors.

     On January 27, 2004, Washington Gas filed an expedited rate case with the SCC of VA that seeks to increase annual revenues in Virginia by $19.6 million, with an overall rate of return of 8.70 percent and a 10.50 percent return on equity. On February 26, 2004, based upon expedited rate case filing procedures, Washington Gas placed the proposed revenue increase into effect, subject to refund, pending the SCC of VA’s final decision in the proceeding. Accordingly, Washington Gas’ financial statements reflect a provision for rate refunds, representing the refund required based on management’s judgment of the rate case outcome.

     Non-Utility Operations

     As discussed below, the Company is a party to financial guarantees related to the energy-marketing activities of WGEServices. WGEServices also is exposed to the risk of non-performance associated with its principal electric supplier.

     Financial Guarantees

     WGL Holdings and Washington Gas Resources have guaranteed payments for certain purchases of natural gas and electricity made by WGEServices. At March 31, 2004, these guarantees totaled $326.3 million, of which $323.3 million were guaranteed by WGL Holdings and $3.0 million were guaranteed by Washington Gas Resources. Termination of these guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings also had guarantees totaling $6.0 million at March 31, 2004 that were made on behalf of certain of its non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $332.3 million, $42.0 million and $600,000 held by WGL Holdings are due to expire on December 31, 2004 and February 29, 2008, respectively. The remaining guarantees of $289.7 million do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations which had been created under the guarantees prior to the effective date of the cancellation.

     Construction Project Financing

     In October 2000, Washington Gas contracted with the U.S. General Services Administration (the GSA) to construct certain facilities at the GSA central plant in Washington, DC. Payments to Washington Gas for this construction were to be made by the GSA over a 15-year period. In November 2000, Washington Gas and General Electric Capital Assurance Company (GEFA) entered into a long-term financing arrangement, whereby GEFA funded this construction project. As part of this financing arrangement, Washington Gas assigned to GEFA the 15-year stream of payments due from the GSA. The amount of this long-term financing arrangement, including change orders, origination fees and capitalized finance charges was $69.4 million. As the long-

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

term financing from GEFA was funded, Washington Gas established a note receivable representing the GSA’s obligation to remit principal and interest. Upon completion and acceptance of phases of the construction project, Washington Gas accounts for the transfer of the financed asset as an extinguishment of long-term debt and removes both the note receivable and long-term financing from its financial statements. Work on the construction project that has not been completed or accepted by the GSA was valued at $15.6 million, which represents an obligation on Washington Gas’ Balance Sheet at March 31, 2004. At any time before the contract with GSA is fully accepted, should there be a contract default, such as, among other things, non-payment by the GSA, GEFA may call on Washington Gas to fund the entire unpaid principal in exchange for which Washington Gas would receive the right to the stream of repayments from the GSA. As of March 31, 2004, the GSA had made all required payments under this long-term financing arrangement, and the remaining unpaid principal balance was $65.3 million. The Company expects full acceptance of this remaining balance on or before December 31, 2004. Once final acceptance by the GSA is made, GEFA will have no recourse against the Company related to this long-term debt.

     Electric Supplier Contingency

     WGEServices owns no electric generation assets and receives a significant amount of its electric supply to serve its retail customers from Mirant Americas Energy Marketing L.P. (MAEM), a wholly owned subsidiary of Mirant Americas, Inc., which is a wholly owned subsidiary of Mirant Corporation (Mirant). On July 14, 2003, Mirant and substantially all of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. MAEM was included in these bankruptcy filings. Future performance by MAEM under its full requirements contract with WGEServices may be subject to further developments in the bankruptcy proceedings.

     The performance risk of the MAEM contract is mitigated through a Security and Escrow agreement entered into between WGEServices and MAEM prior to the bankruptcy filing. Under the Security and Escrow agreement, WGEServices has access to collateral that is intended to cover the difference between the current market price of electricity and the price at which WGEServices has contracted to buy electricity. In the opinion of counsel to the Company, WGEServices has the contractual right to draw on the escrow funds in the account (which totaled $15 million as of March 31, 2004) if the contracts between WGEServices and MAEM are terminated. The amount of WGEServices’ exposure in the event of termination of the contracts between WGEServices and MAEM is estimated to be less than the amount of collateral included in the escrow account. This estimate of WGEServices’ exposure to contract termination is based upon acquiring supply, priced at forward electricity prices through the expiration of the existing sales contracts or until WGEServices exercises certain damage limitation provisions of its customers’ sales contracts. The actual exposure for WGEServices may differ from the estimate due to changes in timing of any contract termination, deviations from normal weather, changes in future market conditions, or other factors.

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

NOTE 12. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

     The following tables show the components of net periodic benefit costs (income) recognized in the Company’s financial statements during the three and six months ended March 31, 2004 and 2003:

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (concluded)
Notes to Consolidated Financial Statements (Unaudited)

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended		Three Months Ended
	March 31, 2004		March 31, 2003

	Pension	Health and	Pension	Health and
(In thousands)	Benefits	Life Benefits	Benefits	Life Benefits

Components of net periodic benefit costs (income)
Service cost	$2,588	$2,295	$2,315	$2,010
Interest cost	9,029	5,316	8,971	5,137
Expected return on plan assets	(13,079)	(3,079)	(13,507)	(2,853)
Recognized prior service cost	569	—	569	—
Recognized actuarial loss (gain)	240	1,527	130	276
Amortization of transition obligation (asset)-net	44	1,436	54	2,383

Net periodic benefit cost (income)	(609)	7,495	(1,468)	6,953

Amount capitalized as construction costs	182	(1,176)	420	(1,423)
Amount deferred as regulatory asset/liability-Net	(704)	(297)	394	198
Other	55	543	(266)	—

Amount charged (credited) to expense	$(1,076)	$6,565	$(920)	$5,728

Components of Net Periodic Benefit Costs (Income)
	Six Months Ended		Six Months Ended
	March 31, 2004		March 31, 2003

	Pension	Health and	Pension	Health and
(In thousands)	Benefits	Life Benefits	Benefits	Life Benefits

Components of net periodic benefit costs (income)
Service cost	$5,177	$4,589	$4,629	$4,021
Interest cost	18,057	10,632	17,942	10,274
Expected return on plan assets	(26,158)	(6,157)	(27,014)	(5,707)
Recognized prior service cost	1,138	—	1,139	—
Recognized actuarial loss (gain)	479	3,053	261	551
Amortization of transition obligation (asset)-net	88	2,872	107	4,767

Net periodic benefit cost (income)	(1,219)	14,989	(2,936)	13,906

Amount capitalized as construction costs	400	(2,622)	861	(2,894)
Amount deferred as regulatory asset/liability-Net	(1,150)	(216)	785	394
Other	8	2	(319)	—

Amount charged (credited) to expense	$(1,961)	$12,153	$(1,609)	$11,406

     During fiscal year 2004, the Company has not made, and does not expect to make any contributions related to its qualified, trusteed, non-contributory defined benefit pension plan covering all active and vested former employees of Washington Gas.

     The Company expects its fiscal year 2004 payments on behalf of participants in its non-funded supplemental executive retirement plan (SERP) to be $1.2 million. During the six months ended March 31, 2004, the Company paid $597,000 to SERP participants, and expects to pay an additional $613,000 for the remaining six months of the current fiscal year.

     Contributions to the Company’s healthcare and life insurance benefit plans are expected to be $30.2 million for fiscal year 2004. For the six months ended March 31, 2004, the Company has contributed $15.1 million, and expects to contribute an additional $15.1 million for the remainder of fiscal year 2004.

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
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) is divided into the following two major sections:

•	WGL Holdings - This section describes the financial condition and results of operations of WGL Holdings and its subsidiaries on a consolidated basis. It includes brief discussions of WGL Holdings’ regulated utility operations and non-utility operations. The majority of WGL Holdings’ operations are derived from the results of its regulated utility, Washington Gas. In addition, WGL Holdings is affected by the results of its non-utility operations. For more information on the Company’s regulated utility operations, please refer to the Management’s Discussion for Washington Gas.

•	Washington Gas - This section describes the financial condition and results of operations of Washington Gas, a wholly owned subsidiary that comprises the vast majority of WGL Holdings’ regulated utility segment. As such, the financial condition and results of operations of Washington Gas’ utility operations and WGL Holdings’ regulated utility segment are essentially the same.

     Both of the major sections of Management’s Discussion-WGL Holdings and Washington Gas-should be read to obtain an understanding of the Company’s operations and financial performance. Management’s Discussion also should be read in conjunction with the respective company’s financial statements and the combined notes thereto.

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

     Regulated Utility. The Company’s core subsidiary, Washington Gas, delivers natural gas to retail customers in accordance with tariffs set by state or District of Columbia regulatory commissions that have jurisdiction over Washington Gas’ rates. These rates are intended to provide the regulated utility with an opportunity to earn a just and reasonable rate of return on the investment devoted to the delivery of natural gas to customers. Additionally, Washington Gas sells natural gas to customers who have not elected to purchase natural gas from unregulated third-party marketers. Washington Gas does not earn a profit or incur a loss when it sells the natural gas commodity, as utility customers are charged for the natural gas commodity at the same cost the regulated utility incurs.

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

     Primary Factors Affecting WGL Holdings and Washington Gas

     The principal business, economic and other factors that affect the operations and/or financial performance of WGL Holdings and Washington Gas include:

•	weather conditions;
•	regulatory environment;
•	gas supply and storage capacity;
•	natural gas prices;
•	competitive environment;
•	environmental matters;
•	industry consolidation;
•	economic conditions and interest rates;
•	inflation/deflation;
•	labor contracts; and
•	potential changes in accounting practices.

     For a further discussion of the Company’s business, operating segments and the factors listed above, refer to Management’s Discussion within the Company’s fiscal year 2003 Annual Report on Form 10-K.

     CRITICAL ACCOUNTING POLICIES

     Preparation of financial statements and related disclosures in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) requires the selection and the application of appropriate technical accounting rules to the relevant facts and circumstances of the Company’s operations, as well as the use of estimates by management to compile the consolidated financial statements. The application of these accounting policies involves judgment regarding estimates and projected outcomes of future events, including the likelihood of success of particular regulatory initiatives, the likelihood of realizing estimates for legal and environmental contingencies, and the probability of recovering costs and investments in both the regulated utility and non-utility operations.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     The following critical accounting policies require management’s judgment and estimation, where such estimates may have a material effect on the consolidated financial statements.

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

WGL HOLDINGS, INC.

RESULTS OF OPERATIONS — Three Months Ended March 31, 2004 vs. March 31, 2003

     Summary Results

     WGL Holdings, Inc. reported net income of $78.1 million, or $1.60 per share, for the three months ended March 31, 2004, the second quarter of the Company’s fiscal year 2004. This compares to net income of $81.0 million, or $1.66 per share, for the same quarter of the prior fiscal year. For the twelve-month period ended March 31, 2004, the Company earned a return on average common equity of 11.0 percent as compared to 11.2 percent for the corresponding prior twelve-month period.

     Weather, as measured by heating degree days, for the second quarter of fiscal year 2004 was 10.3 percent colder than normal, and was estimated to have enhanced earnings per share by $0.20. Weather was 16.2 percent colder than normal for the same quarter last fiscal year, and was estimated to have contributed an additional $0.29 per share to earnings for that quarter. Earnings for the current three-month period also reflects a 2.6 percent increase in active customer meters. The impact of rate decisions in all jurisdictions contributed an additional $0.02 per share to earnings for the current quarter in relation to the same quarter of the prior fiscal year. Higher operation and maintenance expenses tempered current quarter earnings.

     During the second quarter of the current fiscal year, the Company also realized after-tax earnings of $5.8 million, or $0.12 per share, from the sale, by an unrelated third party, of two buildings at Maritime Plaza, a commercial development project in which the Company held a carried interest under the equity method of accounting (the Maritime sale). In the same period last year, the Company realized an after-tax gain of $2.5 million, or $0.05 per share, from the sale of its former Washington, D.C. headquarters property.

     Regulated Utility Operating Results

     The Company’s utility operations are weather sensitive, with a significant portion of its revenue coming from deliveries of natural gas to residential and commercial heating customers. The regulated utility segment reported net income of $74.2 million, or $1.52 per share, for the second quarter of fiscal year 2004, compared to net income of $82.1 million, or $1.68 per share, for the same quarter of the prior fiscal year. The change in net income primarily reflects a decrease in total gas deliveries to firm customers that fell 19.1 million therms, or 2.9 percent, to 649.5 million therms for the current quarter, due to warmer weather. Weather was 5.5 percent warmer in the current quarter than in the same period of the prior fiscal year.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Active customer meters increased by 24,794 from the end of the same quarter of the prior fiscal year. Further contributing to earnings for the current quarter was the impact of new rates that went into effect in Maryland on November 6, 2003, the District of Columbia on November 24, 2003 and Virginia on February 26, 2004. The Virginia rate increase went into effect pursuant to the regulations of the State Corporation Commission of Virginia (SCC of VA), and is subject to refund pending the SCC of VA’s final decision on an expedited rate case that Washington Gas filed on January 27, 2004 (refer to the “Regulatory Matters — Virginia Jurisdiction” section of Management’s Discussion for Washington Gas). The Company’s financial results reflect a provision for rate refunds to customers, representing management’s judgment of the rate case outcome.

     The regulated utility’s operation and maintenance expenses increased during the current quarter when compared to the corresponding quarter of the prior fiscal year, primarily reflecting higher labor and benefit costs due primarily to employee severance costs in the current period and increased group insurance costs. The current period also reflects increased outside service costs associated with implementing the provisions of the Sarbanes-Oxley Act, as well as higher uncollectible accounts expense. Depreciation and amortization expense also increased during the current three-month period due to new plant investment, as well as additional depreciation expense of $554,000 recorded in the second quarter of fiscal year 2004 related to the performance of an earnings test required by the December 18, 2003 Virginia rate order (refer to the Regulatory Matters — Virginia Jurisdiction section of the Management’s Discussion for Washington Gas). In addition to higher operation and maintenance expenses and depreciation and amortization expense for the second quarter of fiscal year 2004, earnings comparisons for the regulated utility’s results were affected by the inclusion in the second quarter of fiscal year 2003 of an after-tax gain of $2.5 million, or $0.05 per share, from the sale of the Company’s former headquarters property.

     Non-Utility Operating Results

     Total net income for the Company’s non-utility operations was $3.9 million, or $0.08 per share, for the three months ended March 31, 2004, as compared to a net loss of $1.2 million, or $0.02 per share, reported for the same three-month period of the prior fiscal year. The following table compares the financial results from non-utility activities for the quarters ended March 31, 2004 and 2003.

Net Income (Loss) Applicable to Non-Utility Activities
	Three Months Ended
	March 31,
(In thousands)	2004	2003	Variance

Retail energy-marketing	$(183)	$(598)	$415
Commercial HVAC	(774)	(231)	(543)

Subtotal	(957)	(829)	(128)
Other non-utility activities	4,822	(338)	5,160

Total	$3,865	$(1,167)	$5,032

     Retail Energy-Marketing. WGL Holdings’ retail energy-marketing subsidiary, WGEServices, sells natural gas and electricity in competition with other unregulated marketers. WGEServices reported a net loss of $183,000 for the second quarter of fiscal year 2004, a $415,000 improvement over the same quarter in fiscal year 2003. This improvement reflects higher gross margins from the sale of natural gas, partially offset by lower gross margins from the sale of electricity. Higher gross margins from gas sales reflect a 20.1 percent increase in the revenue per therm of natural gas sold, coupled with an 8.5 percent increase in natural gas sales volumes. Lower gross margins from electric sales resulted primarily from a 6.4 percent decline in electricity volumes sold due to a reduction in the number of lower-margin residential customers served.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Commercial HVAC. Two subsidiaries, American Combustion Industries, Inc. and Washington Gas Energy Systems, Inc., comprise the Company’s commercial HVAC operations. This operating segment reported a net loss of $774,000 for the second quarter of fiscal year 2004, as compared to a net loss of $231,000 for the same quarter last year, principally reflecting lower sales and gross margins.

     Other Non-Utility Activities. Transactions not significant enough to be reported as a separate business segment are aggregated as other non-utility activities of the Company and included as part of non-utility operations. Results for other non-utility activities for the current quarter reflect a $5.2 million increase in income from the prior year’s quarter primarily due to after-tax earnings of $5.8 million, or $0.12 per share, realized from the Maritime sale.

     Other Income (Expenses) — Net

     For the quarter ended March 31, 2004, other income (expenses)-net reflected net income of $5.6 million as compared to a net loss of $85,000 for the quarter ended March 31, 2003. The current period included the after-tax earnings of $5.8 million realized from the Maritime sale, along with miscellaneous income amounts recorded during this period. This compares to an after-tax gain of $2.5 million realized in the comparable quarter of the prior year from the sale of the Company’s former headquarters property.

     Interest Expense

     The following table depicts the components of interest expense for the quarters ended March 31, 2004 and 2003.

Composition of Interest Expense Changes
	Three Months Ended
	March 31,
(In thousands)	2004	2003	Variance

Long-Term Debt	$10,465	$10,671	$(206)
Short-Term Debt	317	299	18
Other (Includes AFUDC*)	(36)	607	(643)

Total	$10,746	$11,577	$(831)

* Represents Allowance for Funds Used During Construction.

     WGL Holdings’ interest expense of $10.7 million for the three months ended March 31, 2004 decreased $831,000 from the same period last year in part due to a decrease in the average balance of long-term debt outstanding coupled with a decrease in the weighted average cost of these borrowings. Additionally, the decline in other interest expense reflects reduced interest charges associated with the Company’s provision for rate refunds and other miscellaneous items.

RESULTS OF OPERATIONS — Six Months Ended March 31, 2004 vs. March 31, 2003

     Summary Results

     For the first six months of fiscal year 2004, the Company reported net income of $117.6 million, or $2.41 per share, as compared to net income of $132.6 million, or $2.72 per share, for the same period in fiscal year 2003. Weather for the first six months of fiscal year 2004 was 7.0 percent colder than normal, and was estimated to have improved net income by $0.20 per share. The 18.1 percent colder-than-normal weather for the same period last fiscal year was estimated to have contributed an

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

additional $0.46 per share to net income for that period. Earnings for the current six-month period also reflect customer growth and the impact of favorable rate decisions, partially offset by higher operation and maintenance expenses and increased depreciation and amortization expense. The impact of rate decisions in all jurisdictions contributed an additional $0.03 per share to earnings for the current six-month period in relation to the same period of the prior fiscal year.

     The effect of the after-tax earnings of $5.8 million, or $0.12 per share, realized during the current year-to-date period from the Maritime sale was more than offset by amounts recorded in the corresponding period of the prior year, including: (i) an after-tax gain of $2.5 million, or $0.05 per share, realized from the sale of the Company’s former headquarters property, (ii) an after-tax gain of $926,000, or $0.02 per share, realized from the sale of the Company’s interest in a land development venture, and (iii) a $2.7 million, or $0.06 per share, favorable adjustment to income taxes.

     Regulated Utility Operating Results

     Net income for the regulated utility segment was $108.9 million, or $2.23 per share, for the first six months of fiscal year 2004, compared to net income of $129.0 million, or $2.65 per share, for the comparable period in fiscal year 2003. Firm gas deliveries of 1.05 billion therms were 5.7 percent lower than deliveries for the same six-month period of the prior fiscal year, primarily due to warmer weather. Weather was 9.5 percent warmer in the current six-month period than in the same period of the prior fiscal year. Favorably contributing to earnings for the current six-month period was an increase in active customer meters, and the impact of rate decisions put into effect in all three jurisdictions. Additionally, the inclusion in the first six months of fiscal year 2003 of an after-tax gain of $2.5 million, or $0.05 per share, from the sale of the Company’s former headquarters property, as well as a favorable adjustment to income taxes of $2.7 million, or $0.06 per share, contributed to the earnings comparison for the first six months of fiscal year 2004.

     Current year-to-date earnings for the regulated utility segment also reflect higher operation and maintenance expenses due primarily to higher labor and benefit costs that were partially offset by lower expenses associated with uncollectible accounts. The regulated utility segment also incurred higher depreciation and amortization expense attributable to plant investment, as well as the effect of a December 18, 2003 final Order issued by the SCC of VA. In connection with this Order, the Company recorded, in the quarter ended December 31, 2003, additional depreciation expense of $3.5 million (pre-tax), or $0.04 per share, to implement higher depreciation rates applicable to the period from January 1, 2002 through November 11, 2002. The Company also recorded additional depreciation expense of $554,000 in the second quarter of fiscal year 2004 related to the performance of an earnings test required by the December 18, 2003 Virginia rate order (refer to the Regulatory Matters—Virginia Jurisdiction section of the Management’s Discussion for Washington Gas).

Non-Utility Operating Results

     Total net income for the Company’s non-utility operations was $8.7 million, or $0.18 per share, for the six months ended March 31, 2004, an improvement of $5.2 million, or $0.11 per share, over the corresponding period of the prior year. The following table compares the financial results from non-utility activities for the six months ended March 31, 2004 and 2003.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Net Income (Loss) Applicable to Non-Utility Activities
	Six Months Ended
	March 31,
(In thousands)	2004	2003	Variance

Retail energy-marketing	$4,627	$3,702	$925
Commercial HVAC	(1,272)	(616)	(656)

Subtotal	3,355	3,086	269
Other non-utility activities	5,374	458	4,916

Total	$8,729	$3,544	$5,185

     Retail Energy-Marketing. WGEServices reported net income of $4.6 million, or $0.10 per share, for the first six months of fiscal year 2004, a $925,000, or $0.02 per share, improvement over the corresponding period in fiscal year 2003. This improvement reflects higher gross margins from the sale of natural gas, partially offset by lower gross margins from the sale of electricity. Higher gross margins from gas sales reflect a 22.6 percent increase in the revenue per therm of natural gas sold, coupled with a 4.8 percent increase in natural gas sales volumes. Lower electricity margins reflect an 8.7 percent decline in electricity sales volumes, as well as a decline in the gross margin per kilowatt-hour sold.

     Commercial HVAC. The commercial HVAC segment reported a net loss of $1.3 million, or $0.03 per share, as compared to a net loss of $616,000, or $0.01 per share, for the corresponding period of the prior fiscal year, due to reduced revenues and lower gross margins.

     Other Non-Utility Activities. Results for other non-utility activities for the current six month period reflect a $4.9 million improvement in net income over the same period of the prior fiscal year, primarily due to the inclusion in the current period of the after-tax earnings of $5.8 million, or $0.12 per share, realized from the Maritime sale. In the same period last year, the Company realized an after-tax gain of $926,000, or $0.02 per share, from the sale of its interest in a land development venture.

     Other Income (Expenses) — Net

     For the six months ended March 31, 2004, other income (expenses)-net reflected income of $4.6 million compared to income of $631,000 for the six months ended March 31, 2003. The significant improvement in income was attributable primarily to the after-tax earnings of $5.8 million realized in the current six-month period from the Maritime sale, along with miscellaneous income amounts recorded during this period. In the same period of the prior fiscal year, the Company realized an after-tax gain of $2.5 million from the sale of its headquarters property, as well as an after-tax gain of $926,000 from the sale of its interest in a real estate venture.

     Interest Expense

     The following table depicts the components of interest expense for the six months ended March 31, 2004 and 2003.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Composition of Interest Expense Changes
	Six Months Ended
	March 31,
(In thousands)	2004	2003	Variance

Long-Term Debt	$20,935	$21,623	$(688)
Short-Term Debt	774	653	121
Other (Includes AFUDC*)	628	1,200	(572)

Total	$22,337	$23,476	$(1,139)

*Represents Allowance for Funds Used During Construction.

     WGL Holdings’ interest expense of $22.3 million for the first six months of fiscal year 2004 decreased $1.1 million from the same period last year due in part to a decrease in the average balance of long-term debt outstanding, coupled with a decrease in the weighted average cost of these borrowings. Increased interest costs related to short-term borrowings reflect higher average balances, partially offset by a decrease in the weighted average cost of such borrowings. The decline in other interest expense reflects reduced interest charges associated with the Company’s provision for rate refunds and other miscellaneous items.

LIQUIDITY AND CAPITAL RESOURCES

     General Factors Affecting Liquidity

     It is important for the Company to have access to short-term debt markets to maintain satisfactory liquidity to operate its businesses on a near-term basis. Acquisition of natural gas, electricity, pipeline capacity, the need to finance accounts receivable, and the temporary financing of capital expenditures prior to obtaining long-term financing are the most significant short-term financing requirements of the Company. The need for long-term capital is primarily driven by capital expenditures and maturities of long-term debt.

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

     The Company has a goal to maintain its common equity ratio in the mid-50 percent range of total consolidated capital. In addition, the Company typically reduces short-term debt balances in the spring because a significant portion of the Company’s current assets is converted into cash at the end of the winter heating season. Accomplishing these capital structure objectives and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for the Company and Washington Gas, and to allow access to capital at reasonable costs. As of March 31, 2004, total consolidated capitalization, including current maturities of long-term debt, comprised 57.2 percent

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

common equity, 1.8 percent preferred stock and 41.0 percent long-term debt. The cash flow requirements of the Company and the ability to provide satisfactory resources to satisfy those requirements are primarily influenced by the activities of Washington Gas and to a lesser extent the non-utility operations.

     The Company believes it has sufficient liquidity to satisfy its financial obligations. At March 31, 2004, the Company did not have any restrictions on its cash balances that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.

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

     The Company and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal requirements. The Company’s policy is to maintain bank credit facilities in an amount equal to or greater than its expected maximum short-term debt position. As of March 31, 2004, Washington Gas and WGL Holdings had revolving credit agreements with a group of banks of $175 million and $130 million, respectively, in support of their short-term debt requirements and other corporate needs. Effective April 28, 2004, these credit facilities were replaced by new credit agreements with a group of banks in the amount of $175 million each for Washington Gas and WGL Holdings. The new credit facility for Washington Gas expires on April 28, 2009, and permits the regulated utility to request an additional line of credit of $100 million above the original credit limit, for a maximum total of $275 million. The new WGL Holdings’ credit facility expires on April 27, 2007, and permits the Company to request an additional line of credit of $50 million above the original credit limit, for a maximum total of $225 million.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     At March 31, 2004, the Company had outstanding notes payable of $114.6 million as compared to $166.7 million outstanding at September 30, 2003. The decrease in notes payable was primarily attributable to improved operating cash flows generated by the Company’s regulated utility during the six months ended March 31, 2004, which reduced the Company’s need for short-term borrowings to fund its working capital requirements.

     Long-Term Cash Requirements and Related Financing

     The Company’s long-term cash requirements primarily depend upon the level of capital expenditures, long-term debt maturity requirements and decisions to refinance long-term debt. The Company devotes the majority of its capital expenditures to adding new regulated utility customers in its existing service area. At March 31, 2004, Washington Gas was authorized to issue up to $213.0 million of long-term debt under a shelf registration that was declared effective by the Securities and Exchange Commission (SEC) on April 24, 2003. On May 20, 2003, Washington Gas executed a Distribution Agreement with certain financial institutions for the issuance and sale of debt securities included in the shelf registration statement.

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

     Security Ratings

     The table below reflects credit ratings for outstanding debt instruments of WGL Holdings and Washington Gas at March 31, 2004. If the Company and/or the regulated utility were to experience a change in its debt ratings, the cost of its future short-term and long-term debt issues would likely change. Furthermore, a ratings change could result in a change in facility fees paid to banks.

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

     Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments

     Washington Gas has entered into contracts in the normal course of business that require it to make fixed and determinable payments for many years in the future. These obligations consist of long-term debt issued to finance the regulated utility’s capital investment, obligations to purchase natural gas and pipeline transportation capacity for its regulated utility operations, and long-term office lease commitments.

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

     Financial Guarantees. WGL Holdings and Washington Gas Resources Corporation (Washington Gas Resources) have guaranteed payments for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At March 31, 2004, these guarantees totaled $326.3 million, of which $323.3 million were guaranteed by WGL Holdings and $3.0 million were guaranteed by Washington Gas Resources. Termination of these guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings also had guarantees totaling $6.0 million at March 31, 2004 that were made on behalf of certain of its non-utility subsidiaries associated with their banking transactions. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations which had been created under the guarantees prior to the effective date of the cancellation.

     Construction Project Financing. In October 2000, Washington Gas contracted with the U.S. General Services Administration (the GSA) to construct certain facilities at the GSA central plant in Washington, DC. Payments to Washington Gas for this construction were to be made by the GSA over a 15-year period. In November 2000, Washington Gas and General Electric Capital Assurance Company (GEFA) entered into a long-term financing arrangement, whereby GEFA funded this construction project. As part of this financing arrangement, Washington Gas assigned to GEFA the 15-year stream of payments due from the GSA. The amount of this long-term financing arrangement, including change orders, origination fees and capitalized finance charges was $69.4 million. As the long-term financing from GEFA was funded, Washington Gas established a note receivable representing the GSA’s obligation to remit principal and interest. Upon completion and acceptance of phases of the construction project, Washington Gas accounts for the transfer of the financed asset as an extinguishment of long-term debt and removes both the note receivable and long-term financing from its financial statements. Work on the construction project that has not been completed or accepted by the GSA was valued at $15.6 million, which represents an obligation on Washington Gas’ Balance Sheet at March 31, 2004. At any time before the contract with GSA is fully accepted, should there be a contract default, such as, among other things, non-payment by the GSA, GEFA may call on Washington Gas to fund the entire unpaid principal in exchange for which Washington Gas would receive the right to the stream of repayments from the GSA. As of March 31, 2004, the GSA had made all required payments under this long-term financing arrangement, and the remaining unpaid principal balance was $65.3 million. The Company expects full acceptance of this remaining balance on or before December 31, 2004. Once final acceptance by the GSA is made, GEFA will have no recourse against the Company related to this long-term debt.

     Cash Flows Provided By Operating Activities

     The primary drivers for the Company’s operating cash flows are cash payments received from gas customers, offset by payments made by the Company for gas costs, and for operation and maintenance, taxes and interest costs. Current interest expense reflects the favorable effect of relatively low interest rates, especially short-term interest rates, a condition that could change rapidly.

     During the first six months of the Company’s fiscal year, the Company generates a large portion of its annual net income due to the significant volumes of natural gas that are delivered by the regulated utility during the winter heating season. Variations in the level of net income reported for the six-month

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

period ended March 31 may be significant because of the variability of weather from one period in a year to the same period in the subsequent year. Generating large sales volumes during the six-month period ended March 31 increases accounts receivable from the level at September 30; likewise, accounts payable increases to pay providers of the natural gas commodity and pipeline capacity. Accounts payable for the natural gas commodity can also vary significantly from one period to the next because of the volatility in the price of natural gas. Since payments for natural gas and pipeline capacity need to be made to suppliers before accounts receivable are collected from customers, this generally causes the Company to increase its short-term debt financing between September 30 and March 31. Storage gas inventories, which usually peak on November 1, are largely drawn down in the six months ended March 31, and provide a source of cash as this asset is used to satisfy winter sales demand. Gas costs due from or to customers, as well as deferred purchased gas costs which represent the difference between gas costs that have been paid to suppliers in the past and what has been collected from customers for these gas costs, can also cause significant variations in cash flows from period to period.

     Net cash provided by operating activities totaled $198.0 million for the first six months of fiscal year 2004. A description of certain material changes in working capital from September 30, 2003 to March 31, 2004 is listed below:

•	Accounts receivable and accrued utility revenues increased $233.8 million, primarily due to the onset of the Company’s heating season and the increased sales that resulted during this period. Rising gas costs also increased uses of working capital.

•	Storage gas inventory levels decreased $127.6 million from September 30, 2003 as volumes were withdrawn to satisfy the sales demand during the winter heating season.

•	Accounts payable increased $20.5 million, largely attributable to increased gas purchases to match the increased sales demand.

     Cash Flows Used In Financing Activities

     Cash flows used in financing activities were $81.3 million for the six months ended March 31, 2004. A decrease in notes payable of $52.1 million was the primary driver of this decrease. This decrease was primarily attributable to improved operating cash flows generated by the Company’s regulated utility during the six months ended March 31, 2004, which reduced the Company’s need for short-term borrowings to fund its working capital requirements. The decrease in notes payable was coupled with a normal recurring common stock dividend payment of $31.1 million. Additionally, during the current six-month period, the Company retired $36.1 million of long-term debt and issued $37.0 million of lower-cost long-term debt (refer to the “Liquidity and Capital Resources—Long-Term Cash Requirements and Related Financing” section in Management’s Discussion).

     Cash Flows Used In Investing Activities

     During the six months ended March 31, 2004, cash flows used in investing activities totaled $43.8 million primarily for capital expenditures of $49.6 million made on behalf of the regulated utility, partially offset by cash proceeds of $6.4 million (pre-tax) from the Maritime sale.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Capital Expenditures

     The Company recently revised its five-year capital expenditures budget from $628.0 million to a total of $662.1 million to be expended during fiscal years 2004 through 2008. The increase in this budget reflects the construction of a liquefied natural gas peaking facility which, estimated to cost approximately $60-$65 million, will enhance the operational efficiency of the system. This increase in future capital expenditures for a peaking facility is expected to be partially offset by a $26 million future reduction in other capital expenditures. The following table depicts the Company’s revised capital expenditures budget for fiscal years 2004 through 2008.

Projected Capital Expenditures
	Fiscal Year Ended September 30,
(In millions)	2004	2005	2006	2007	2008	Total

New business	$76.3	$68.2	$62.1	$63.1	$61.1	$330.8
Replacements	34.4	32.4	33.2	34.0	34.9	168.9
Other	16.8	35.3	37.7	38.9	33.7	162.4

Total	$127.5	$135.9	$133.0	$136.0	$129.7	$662.1

CREDIT RISK

     Regulated Utility Operations

     Certain suppliers that sell gas to Washington Gas have relatively low credit ratings as determined by major credit rating agencies. In the event of a supplier’s failure to deliver contracted volumes of gas, the regulated utility would need to replace those volumes at prevailing market prices, and pass these costs through to its sales customers under the purchased gas cost adjustment mechanisms (refer to Market Risk—Price Risk Related to Regulated Utility Operations section of this Management’s Discussion). To manage this supplier credit risk, Washington Gas screens suppliers’ creditworthiness and may ask suppliers for financial assurances, including letters of credit, parental guarantees, and surety bonds to mitigate adverse price exposures that could occur if a supplier defaults.

     Retail Energy-Marketing Operations

     Natural Gas. Similar to the regulated utility, certain suppliers that sell gas to WGEServices have relatively low credit ratings as determined by major credit rating agencies. Depending on the future ability of these suppliers to deliver natural gas under existing contracts, WGEServices could be financially exposed for the difference between the price at which WGEServices has contracted to buy natural gas, and the cost of any replacement natural gas that may need to be purchased. WGEServices has a wholesale supplier credit policy that is designed to mitigate wholesale credit risks through a requirement for credit enhancements. Per the terms of this policy, WGEServices has obtained credit enhancements from certain of its gas suppliers.

     Electricity. For a discussion of credit risk associated with WGEServices’ electricity suppliers, refer to Market Risk—Price Risk Related to Retail Energy-Marketing Operations section of this Management’s Discussion.

MARKET RISK

     The Company is exposed to various forms of market risk. The following discussion describes the Company’s exposure to commodity price risk and interest-rate risk.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Price Risk Related to Regulated Utility Operations

     Washington Gas actively manages its gas supply portfolio to balance its sales and delivery obligations. The regulated utility includes the cost of the natural gas commodity and pipeline services in the purchased gas costs that it includes in firm customers’ rates, subject to regulatory review. The regulated utility’s jurisdictional tariffs contain gas cost mechanisms that allow it to recover the invoice cost of gas applicable to firm customers. However, higher wholesale gas costs could increase customer account write-offs and result in a reduction of customer consumption patterns that would negatively impact the Company’s gross margins and net income.

     In order to mitigate commodity price risk for its firm customers, Washington Gas obtained regulatory approval in the District of Columbia, Maryland and Virginia to hedge transactions for a limited portion of its natural gas purchases. At March 31, 2004, the Company had no open positions associated with the hedging program. The regulated utility also mitigates price risk through storage, transportation, and fuel-switching agreements that significantly insulate customers’ gas costs from commodity price fluctuations.

     Additionally, the Company purchases gas under contracts that provide for volumetric variability. Certain of these contracts are required to be recorded at fair value (refer to Note 7— Derivative Instruments for a discussion of the accounting for these derivative instruments). At March 31, 2004, these contracts had a total fair value loss of $3.8 million.

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

     Natural Gas. WGEServices is exposed to market risk to the extent it does not closely match the timing and amount of natural gas it purchases with the related fixed price sales commitments. WGEServices manages much of this risk by attempting to closely match the timing of its purchases with its sales commitments to customers. WGEServices also faces risk in that approximately 60 percent of its annual natural gas sales volumes are subject to variations in customer demand caused by fluctuations in weather. Purchases of natural gas to fulfill sales commitments are made under fixed-volume contracts that assume normal weather. If there is a significant deviation from normal weather that causes purchase commitments to differ significantly from sales levels, WGEServices may be required to buy incremental gas or sell excess natural gas at prices that negatively impact gross margins. WGEServices balances its volumetric requirements by using storage gas inventory and peaking services offered to marketers by the regulated utility that provide delivery service for WGEServices customers. WGEServices also manages this risk through the purchase of derivative instruments. At March 31, 2004, WGEServices had no positions associated with its natural gas derivatives. For derivatives previously held, WGEServices recorded net gains of $485,000 and $278,000 for the six-months ended March 31, 2004 and 2003, respectively.

     Electricity. For its electric business, WGEServices has significantly limited its volumetric and price risks through full requirements supply contracts. During fiscal year 2004, WGEServices entered into separate full requirements supply contracts with two new electricity suppliers. A significant amount of its electricity purchases continues to be supplied by Mirant Americas Energy Marketing L.P. (MAEM), which is an indirect wholly owned subsidiary of Mirant Corporation (Mirant). Under the terms of this contract, MAEM assumes the risk for any volume and price risks associated with sales made by WGEServices. On July 14, 2003, Mirant and substantially all of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. MAEM was included in these

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

bankruptcy filings. Future performance by MAEM under its full requirements contract with WGEServices may be subject to further developments in the bankruptcy proceedings.

     The performance risk of the MAEM contract is mitigated through a Security and Escrow agreement entered into between WGEServices and MAEM prior to the bankruptcy filing. Under the Security and Escrow agreement, WGEServices has access to collateral that is intended to cover the difference between the current market price of electricity and the price at which WGEServices has contracted to buy electricity. In the opinion of counsel to the Company, WGEServices has the contractual right to draw on the escrow funds in the account (which totaled $15 million as of March 31, 2004) if the contracts between WGEServices and MAEM are terminated. The amount of WGEServices’ exposure in the event of termination of the contracts between WGEServices and MAEM is estimated to be less than the amount of collateral included in the escrow account. This estimate of WGEServices’ exposure to contract termination is based upon acquiring supply, priced at forward electricity prices through the expiration of the existing sales contracts or until WGEServices exercises certain damage limitation provisions of its customers’ sales contracts. The actual exposure for WGEServices may differ from the estimate due to changes in timing of any contract termination, deviations from normal weather, changes in future market conditions, or other factors.

     Since the bankruptcy filing, MAEM has continued to honor its supply obligations to WGEServices. In October 2003, WGEServices and MAEM signed a post-bankruptcy petition contract that enables WGEServices to renew expiring contracts with its current electric customers and to make purchases for new customers.

     Value-At-Risk. WGEServices also measures the market risk of its energy commodity portfolio and employs risk control mechanisms to measure and determine mitigating steps related to market risk including the determination and review of value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. For the natural gas portfolio, based on a 95 percent confidence interval, WGEServices’ value-at-risk at March 31, 2004 was approximately $106,000 for a one-day holding period. WGEServices also calculates the value of its open position related to natural gas, which measures the amount of net cash outflow or inflow that would be required to close the volumetric differential between its purchase and sales commitments. As of March 31, 2004, WGEServices would have had a net cash outflow of approximately $1.8 million to close its open position.

     Interest-Rate Risk

     The Company is exposed to interest-rate risk associated with its debt financing costs. The Company utilizes derivative financial instruments from time to time in order to minimize its exposure to interest-rate risk. In June 2003, Washington Gas entered into two forward-starting swaps with an aggregate notional principal of $62.0 million to mitigate a substantial portion of interest-rate risk associated with certain future debt transactions. These swaps were designated as cash flow hedges and carried at fair value.

     In November 2003, Washington Gas terminated $37.0 million of the total $62.0 million aggregate notional principal of the forward-starting swaps concurrent with the November issuance of $37.0 million of MTNs as discussed previously in the “Liquidity and Capital Resources” section of Management’s Discussion. Washington Gas received $2.6 million associated with the settlement of this hedge agreement. In December 2003, Washington Gas terminated the remaining $25.0 million aggregate notional principal of the forward-starting swaps, and received $1.2 million associated with the settlement of this hedge agreement. On April 15, 2004, Washington Gas initiated an interest-rate swap against a $50 million MTN due July 9, 2009. The swap exchanges the fixed interest rate on the MTN of 6.92% for an interest rate based on 6-month LIBOR plus 2.65 percent. Washington Gas can terminate this swap at any time.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     As discussed in this report, the Company and Washington Gas utilize commercial paper to satisfy short-term borrowing requirements. Recent short-term interest rates have been low in relation to historical levels. A rise in these rates could negatively affect future levels of net income if the affect of increased interest rates is not timely reflected in the utility rates of Washington Gas or the prices charged by
WGEServices.

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

RESULTS OF OPERATIONS — Three Months Ended March 31, 2004 vs. March 31, 2003

     Summary Results

     Washington Gas reported net income applicable to common stock of $74.1 million for the three months ended March 31, 2004, as compared to net income of $82.2 million reported for the same period last year.

     Utility Net Revenues

     Net revenues for Washington Gas were $231.2 million for the current quarter, as compared to net revenues of $237.4 million for the same quarter in fiscal year 2003. Revenues were primarily affected by weather, which was 5.5 percent warmer in the current quarter than the same quarter of the prior fiscal year. Favorably contributing to net revenues was a 24,794 increase in active customer meters from the end of the same quarter of the prior fiscal year, as well as the favorable impact of rate changes that went into effect in Maryland on November 6, 2003, the District of Columbia on November 24, 2003 and Virginia on February 26, 2004. Key gas delivery, weather and meter statistics are shown in the table below for the three months ended March 31, 2004 and 2003.

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Gas Deliveries, Weather and Meter Statistics
	Three Months Ended
	March 31,			Percent
				Increase
	2004	2003	Variance	(Decrease)

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	432,143	440,970	(8,827)	(2.0)
Gas Delivered for Others	217,387	227,663	(10,276)	(4.5)

Total Firm	649,530	668,633	(19,103)	(2.9)

Interruptible
Gas Sold and Delivered	1,952	2,849	(897)	(31.5)
Gas Delivered for Others	85,390	80,072	5,318	6.6

Total Interruptible	87,342	82,921	4,421	5.3

Electric Generation—Delivered for Others	11,149	14,794	(3,645)	(24.6)

Total Deliveries	748,021	766,348	(18,327)	(2.4)

Degree Days
Actual	2,328	2,463	(135)	(5.5)
Normal	2,110	2,120	(10)	(0.5)
Percent Colder than Normal	10.3%	16.2%	n/a	n/a
Active Customer Meters (end of period)	987,748	962,954	24,794	2.6
New Customer Meters Added	6,936	5,868	1,068	18.2

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

     During the quarter ended March 31, 2004, firm therm deliveries were 649.5 million therms compared to 668.6 million therms for the same quarter last year. This comparison primarily reflects 5.5 percent warmer weather as compared to prior year’s second quarter. Weather for the quarter ended March 31, 2004 was 10.3 percent colder than normal, as compared to 16.2 percent colder than normal for the same period last year.

     Many customers are choosing to buy the natural gas commodity from third-party marketers, rather than purchasing the natural gas commodity and delivery service from Washington Gas on a “bundled” basis. Gas delivered to firm customers but purchased from third-party marketers represented 33.5 percent of total firm therms delivered for the quarter ended March 31, 2004, compared to 34.0 percent for the quarter ended March 31, 2003. On a per unit basis, Washington Gas earns the same net revenues from delivering gas for others as it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from Washington Gas. Therefore, the regulated utility does not experience any loss in net revenues when customers choose to purchase the natural gas commodity from a third-party marketer.

     Gas Service to Interruptible Customers. Therm deliveries to interruptible customers were 5.3 percent higher than deliveries for the same quarter of the prior year, primarily reflecting a reduction in the curtailment of interruptible service due to warmer weather in the current quarter than the same quarter of the prior year. Washington Gas must curtail or interrupt service to this class of customers when the demand by firm customers exceeds specified levels.

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

     Gas Service for Electric Generation. Washington Gas sells and/or delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the current quarter, deliveries to these customers decreased 24.6 percent to 11.1 million therms, reflecting the use of alternative fuels primarily due to higher natural gas prices. Washington Gas shares a significant majority of the margins earned from gas deliveries to these customers with firm customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

     Utility Operating Expenses

     Operation and Maintenance Expenses. Operation and maintenance expenses of $62.8 million for the three months ended March 31, 2004 increased $6.4 million, or 11.3 percent, from same period in the prior fiscal year, reflecting higher labor and benefit costs due primarily to employee severance costs incurred in the current period, and increased group insurance costs. The current period also reflects increased outside service costs associated with implementing the provisions of the Sarbanes-Oxley Act, as well as higher uncollectible accounts expense.

     Depreciation and Amortization. Depreciation and amortization expense for the second quarter of fiscal year 2004 rose to $22.8 million, an increase of $1.8 million, or 8.4 percent, over the same period in the prior fiscal year. This increase reflects new plant investment, as well as additional depreciation expense of $554,000 related to the performance of an earnings test required by a December 18, 2003 Virginia rate order (refer to the “Regulatory Matters—Virginia Jurisdiction” section of this Management’s Discussion).

     Interest Expense

     The explanations for changes in Washington Gas’ interest expense are substantially the same as the explanations included in the Management’s Discussion of WGL Holdings which, therefore, are incorporated herein by reference into this discussion.

RESULTS OF OPERATIONS — Six Months Ended March 31, 2004 vs. March 31, 2003

     Summary Results

     For the first six months of fiscal year 2004, Washington Gas reported net income applicable to common stock of $109.8 million for the six months ended March 31, 2004, as compared to net income of $129.5 million reported for the same period last year.

     Utility Net Revenues

     Net revenues for Washington Gas were $393.9 million for the current six-month period, as compared to net revenues of $410.1 million for the corresponding period in fiscal year 2003.

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Revenues were primarily affected by weather, which was 9.5 percent warmer in the first six months of fiscal year 2004 than the corresponding period of the prior year. Favorably contributing to net revenues was an increase in active customer meters from the end of the same quarter of the prior fiscal year, and the favorable impact of rate changes that went into effect. Key gas delivery, weather and meter statistics are shown in the table below for the six months ended March 31, 2004 and 2003.

Gas Deliveries, Weather and Meter Statistics
	Six Months Ended
	March 31,			Percent
				Increase
	2004	2003	Variance	(Decrease)

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	698,786	731,644	(32,858)	(4.5)
Gas Delivered for Others	352,811	383,478	(30,667)	(8.0)

Total Firm	1,051,597	1,115,122	(63,525)	(5.7)

Interruptible
Gas Sold and Delivered	4,974	7,336	(2,362)	(32.2)
Gas Delivered for Others	167,284	163,096	4,188	2.6

Total Interruptible	172,258	170,432	1,826	1.1

Electric Generation—Delivered for Others	21,717	37,217	(15,500)	(41.6)

Total Deliveries	1,245,572	1,322,771	(77,199)	(5.8)

Degree Days
Actual	3,716	4,106	(390)	(9.5)
Normal	3,472	3,478	(6)	(0.2)
Percent Colder than Normal	7.0%	18.1%	n/a	n/a
Active Customer Meters (end of period)	987,748	962,954	24,794	2.6
New Customer Meters Added	15,886	14,174	1,712	12.1

     Gas Service to Firm Customers. During the six months ended March 31, 2004, total gas deliveries to firm customers were 1.05 billion therms, a 5.7 percent decrease in deliveries from the same period last year. This comparison primarily reflects 9.5 percent warmer weather in the current period than the comparable period of the prior year. Weather for the six months ended March 31, 2004 was 7.0 percent colder than normal, as compared to 18.1 percent colder than normal for the same period last year.

     Gas Service to Interruptible Customers. Therm deliveries to interruptible customers were 1.1 percent higher during the current six-month period, primarily reflecting a reduction in the curtailment of interruptible service due to warmer weather in the current period than the same period last year.

     Gas Service for Electric Generation. During the current six-month period, deliveries to the two electric generation facilities in Maryland decreased 41.6 percent to 21.7 million therms, primarily due to higher natural gas prices.

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Utility Operating Expenses

     Operation and Maintenance Expenses. Operation and maintenance expenses of $118.4 million for the first six months of fiscal year 2004 increased 6.6 million, or 5.9 percent, over the same period last year. The increased operating expenses were largely due to higher labor and benefit costs that were partially offset by lower expenses associated with uncollectible accounts.

     Depreciation and Amortization. Depreciation and amortization expense for the first six months of fiscal year 2004 rose to $47.8 million, an increase of $7.4 million, or 18.2 percent, over the same period in the prior fiscal year. This increase reflects $3.5 million of additional depreciation expense recorded in the first quarter of the current fiscal year to implement higher depreciation rates applicable to the period from January 1, 2002 through November 11, 2002 in connection with a December 18, 2003 Virginia rate order. The remaining increase in this expense is attributable to new plant investment, as well as additional depreciation expense of $554,000 related to the performance of an earnings test required by the December 18, 2003 Virginia rate order (refer to the “Regulatory Matters—Virginia Jurisdiction” section of this Management’s Discussion).

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

     Other

     Washington Gas has a four-year labor contract with the Teamsters Local Union No. 96, AFL-CIO, a local union affiliated with the International Brotherhood of Teamsters, that expires on May 31, 2004. The contract covers approximately 700 employees. Negotiations are being held between Washington Gas and the union regarding a possible new agreement.

REGULATORY MATTERS

     During fiscal year 2004, the Company anticipates that the effect of regulatory decisions issued in fiscal years 2003 and 2004 will add $0.12 per share to earnings when compared to fiscal year 2003. For the first half of fiscal year 2004, these rates contributed $0.03 to earnings per share. The relatively higher contribution the Company expects over the balance of the year reflects changes in rate design that are contributing proportionately more from higher fixed system charges that include certain of the fixed costs the Company incurs to serve customers. The earnings effect of regulatory decisions also reflect certain accounting adjustments necessitated by the decisions. The status of recent regulatory activity in all jurisdictions is shown below. For a further discussion of these activities, refer to the Company’s fiscal year 2003 Annual Report on Form 10-K.

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

     On November 10, 2003, the PSC of DC issued an Order authorizing Washington Gas to increase its annual revenues by $5.4 million, reflecting an overall rate of return of 8.42 percent and a return on common equity of 10.60 percent. The Order, among other things, reduced annual depreciation expense and collections from the currently allowed levels by approximately $300,000. The new rates went into effect for service rendered on and after November 24, 2003.

     The $5.4 million annual revenue increase described in the Order included a reduction for the effect of a $6.5 million lower level of pension and other post-retirement benefit costs that had been previously deferred on the balance sheet of Washington Gas as a regulatory liability. This regulatory deferral mechanism, which has been in effect in the District of Columbia for several years, is designed to ensure that the variation in these annual costs, when compared to the levels collected from customers, does not affect net income. Therefore, the effect of the Order’s reduction of annual revenues for lower pension and other post-retirement benefit costs requires an accounting adjustment that reduces the regulatory liability on the balance sheet and operation and maintenance expenses. Additionally, the $5.4 million annual revenue increase in the Order also included an increase in certain expenses that are also subject to the regulatory deferral mechanism treatment that equates to approximately $800,000 per year. Accordingly, the total annual effect of the Order on Washington Gas’ pre-tax income will result in an increase of approximately $11.1 million, which equates to diluted earnings per share of approximately $0.14, based on weighted average common and common equivalent shares outstanding for fiscal year ended September 30, 2003.

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

     On October 31, 2003, the PSC of MD issued a final Order, granting Washington Gas a $2.9 million increase in annual revenues based on an overall rate of return of 8.61 percent and a return on common equity of 10.75 percent. These rates went into effect for services rendered on and after November 6, 2003. The final Order excluded the effect of Washington Gas’ request for an $8.7 million increase in annual revenues for depreciation expense, which was decided in a separate docket. The final Order did provide for adjusted revenues that correspond to an update of Washington Gas’ depreciation rates upon the outcome of the separate docket.

     On March 25, 2004, a Hearing Examiner of the PSC of MD issued a proposed Order granting an increase of $1.1 million in annual revenues and depreciation expense to be implemented by July 1, 2004. This proposed order is being appealed by various parties, including Washington Gas.

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

     Under the regulations of the SCC of VA, Washington Gas placed the proposed general revenue increase into effect on November 12, 2002, subject to refund, pending the SCC of VA’s final decision in the proceeding. From that time until a refund was made, as discussed below, Washington Gas recorded a provision for rate refunds in each period representing the estimated refund required based on management’s judgment of the rate case outcome.

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

     Refunds to customers, with interest, were made pursuant to the final Order during the second quarter ended March 31, 2004. The difference between the amount refunded to customers and the amount of the provision for rate refunds previously recorded by Washington Gas was not material. Accordingly, this refund had no material effect on earnings for the three or six months ended March 31, 2004.

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

     However, in approving this treatment described in the preceding paragraph, the SCC of VA further ordered that an annual “earnings test” be performed to determine if Washington Gas has earned in excess of its allowed rate of return on common equity for its Virginia operations. The current procedure for performing this earnings test does not normalize the actual return on equity for the effect of weather over the applicable twelve-month period. To the extent that Washington Gas earns in excess of its allowed return on equity in any annual earnings test period, Washington Gas would be required to increase depreciation expense (after considering the impact of income tax benefits) and increase the accumulated reserve for depreciation for the amount of the actual earnings in excess of the earnings produced by the 10.50 percent allowed return on equity. Under the SCC of VA’s requirements for performing earnings tests, if weather is warmer than normal in a particular annual earnings test period, Washington Gas would not be allowed to restore any amount of earnings previously eliminated as a result of this earnings test. This annual earnings test shall continue to be performed until the $28 million difference between the accumulated reserve for depreciation recorded on Washington Gas’ books and the theoretical reserve derived by the VA Staff, net of accumulated deferred income taxes, is eliminated or the level of the regulatory asset established for regulatory accounting purposes is adjusted as a result of a future depreciation study.

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (concluded)

     On January 7, 2004, Washington Gas filed a Petition for Reconsideration of Commission Final Order (the Petition) with the SCC of VA. The Petition requested that the SCC of VA reconsider the establishment of a regulatory asset for $28 million related to the accumulated depreciation reserve, net of accumulated deferred income taxes, and for making such regulatory asset be subject to an earnings test. The Petition further requested, among other things, that the SCC of VA reconsider its requirement for Washington Gas to implement new depreciation rates effective January 1, 2002, rather than coincident with the effective date of interim rates on November 12, 2002. On January 23, 2004, the SCC of VA rejected the Petition. On January 15, 2004 and on February 9, 2004, Washington Gas filed a Notice of Appeal with the SCC of VA notifying it of Washington Gas’ intent to appeal to the Supreme Court of Virginia, the SCC of VA’s December 18, 2003 final Order and the January 23, 2004 rejection of the Petition. On April 15, 2004, Washington Gas filed a Petition for Appeal with the Supreme Court of Virginia, seeking its review of the SCC of VA’s Order. On April 29, 2004, the Supreme Court of Virginia agreed to review the Order.

     On January 27, 2004, Washington Gas filed an expedited rate case with the SCC of VA that seeks to increase annual revenues in Virginia by $19.6 million, with an overall rate of return of 8.70 percent and a 10.50 percent return on equity. On February 26, 2004, based upon expedited rate case filing procedures, Washington Gas placed the proposed revenue increase into effect, subject to refund, pending the SCC of VA’s final decision in the proceeding. Accordingly, Washington Gas’ financial statements reflect a provision for rate refunds, representing the refund required based on management’s judgment of the rate case outcome.

     Included in the January 27, 2004 expedited rate case were two earnings tests performed by Washington Gas related to the twelve-month periods ended December 31, 2002 and June 30, 2002. These earnings tests indicated that Washington Gas had not exceeded its allowed return on equity in the Virginia jurisdiction. Additionally, Washington Gas performed a preliminary analysis forecasting twelve-month results for the period ended June 30, 2004 based on information as of March 31, 2004, and concluded that Washington Gas may exceed its allowed return on equity for this period. As a result, Washington Gas recorded $554,000 of additional depreciation expense for the three months ended March 31, 2004. This assessment could change if the VA Staff differs with management’s calculations or methodology, or if actual results for the twelve months ended June 30, 2004 differ from the results forecasted for the remaining three months of this period due to the effects of pending rate relief, deviations of weather from normal levels, or other factors.

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

ITEM 4. CONTROLS AND PROCEDURES

     Senior management, including the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ and Washington Gas’ disclosure controls and procedures as of March 31, 2004. Based on this evaluation process, the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that WGL Holdings’ and Washington Gas’ disclosure controls and procedures are effective. There have been no changes in the Registrants’ internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the registrants’ internal control over financial reporting.

WGL Holdings, Inc.
Washington Gas Light Company
Part II — Other Information

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meetings of Shareholders of WGL Holdings, Inc. and Washington Gas Light Company were held on March 2, 2004. Below are the matters voted upon at this meeting.

     WGL Holdings, Inc.

     The following individuals were elected to the Board of Directors of WGL Holdings, Inc.:

Director	Votes in Favor	Votes Withheld

Michael D. Barnes	41,331,477	764,094
Daniel J. Callahan, III	41,505,299	590,272
George P. Clancy, Jr.	41,533,589	561,982
James H. DeGraffenreidt, Jr.	41,145,321	950,250
James W. Dyke, Jr.	41,048,825	1,046,746
Melvyn J. Estrin	41,518,243	577,328
James F. Lafond	41,522,595	572,976
Debra L. Lee	41,454,558	641,013
Karen Hastie Williams	40,921,436	1,174,135

     The shareholders ratified the appointment of Deloitte & Touche LLP, independent public accountants, to audit the accounts of WGL Holdings, Inc. for fiscal year 2004 by a vote of 41,624,943 in favor of the proposal and 243,537 against. There were 227,091 abstentions.

     A shareholder proposal to establish cumulative voting was defeated by a vote of 18,620,779 against the proposal and 12,469,668 in favor. There were 1,070,171 abstentions and 9,934,953 broker non-votes.

     Washington Gas Light Company

     The individuals listed above were elected to the Board of Directors of Washington Gas Light Company by a vote of 46,479,536 in favor of the proposal. There were no votes withheld.

     The shareholders ratified the appointment of Deloitte & Touche LLP, independent public accountants, to audit the accounts of Washington Gas Light Company for fiscal year 2004 by a vote of 46,479,536 in favor of the proposal. There were no votes opposed to this proposal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Frederic M. Kline, the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

WGL Holdings, Inc.
Washington Gas Light Company
Part II — Other Information

31.4	Certification of Frederic M. Kline, the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer, and Frederic M. Kline, the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.

99.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.

99.3	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company.

99.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company.

(b) Reports on Form 8-K:

     The following reports were jointly filed, unless otherwise specified, on Forms 8-K during the quarter ended March 31, 2004:

Date Filed	Description of Event Occurred

January 30, 2004	First Quarter Fiscal Year 2004 Results WGL Holdings, Inc. issued an earnings news release on January 30, 2004 covering the results of operations for the three months ended December 31, 2003.

March 3, 2004	Raised Earnings Guidance WGL Holdings, Inc. raised its earnings guidance for the quarter ended March 31, 2004, and for the full fiscal year ended September 30, 2004.

WGL Holdings, Inc.
Washington Gas Light Company

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

WGL HOLDINGS, INC.

and

WASHINGTON GAS LIGHT COMPANY (Co-Registrants)

Date: May 17, 2004	/s/ Mark P. O’Flynn Mark P. O’Flynn Controller (Principal Accounting Officer)