Form 10-Q
period 2004-06-30
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2004-08-12
CIK 104819, 1103601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	Exact name of registrant as		I.R.S.
Commission	specified in its charter and principal	State of	Employer
File Number	office address and telephone number	Incorporation	I.D. Number
1-16163	WGL Holdings, Inc. 101 Constitution Ave., N.W. Washington, D.C. 20080 (703) 750-2000	Virginia	52-2210912
0-49807	Washington Gas Light Company 101 Constitution Ave., N.W. Washington, D.C. 20080 (703) 750-4440	District of Columbia and Virginia	53-0162882

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

WGL Holdings, Inc. common stock, no par value, outstanding as of July 31, 2004: 48,647,665 shares.

All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of July 31, 2004.

WGL Holdings, Inc.
Washington Gas Light Company

For the Quarter Ended June 30, 2004

Filing Format - This Quarterly Report on Form 10-Q is a combined report being filed by two separate registrants: WGL Holdings, Inc. (WGL Holdings or the Company) and Washington Gas Light Company (Washington Gas or the regulated utility). Except where the content clearly indicates otherwise, any reference in the report to “WGL Holdings” or “the Company” is to the consolidated entity WGL Holdings and all of its subsidiaries, including Washington Gas, a distinct registrant that is a wholly owned subsidiary of WGL Holdings.

Part I - Financial Information of this Quarterly Report on Form 10-Q includes separate financial statements (i.e., balance sheets, statements of income and statements of cash flows) for consolidated WGL Holdings and Washington Gas.

Safe Harbor For Forward-Looking Statements - Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans,” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” and “could.” Although the registrants, WGL Holdings and Washington Gas, believe such forward-looking statements are based on reasonable assumptions, they cannot give assurance that every objective will be achieved. Forward-

i

WGL Holdings, Inc.
Washington Gas Light Company

looking statements speak only as of today, and the registrants assume no duty to update them. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	variations in weather conditions from normal levels;
•	changes in economic, competitive, political and regulatory conditions and developments;
•	changes in capital and energy commodity market conditions;
•	changes in credit ratings of debt securities of WGL Holdings or Washington Gas that may affect access to capital or the cost of debt;
•	changes in credit market conditions and creditworthiness of customers and suppliers;
•	changes in relevant laws and regulations, including tax, environmental and employment laws and regulations;
•	legislative, regulatory and judicial mandates and decisions;
•	timing and success of business and product development efforts;
•	technological improvements;
•	the pace of deregulation efforts and the availability of other competitive alternatives;
•	terrorist activities; and
•	other uncertainties.

The outcome of negotiations and discussions the registrants may hold with other parties from time to time regarding utility and energy-related investments and strategic transactions that are both recurring and non-recurring may also affect future performance. All such factors are difficult to predict accurately and are generally beyond the direct control of the registrants. Accordingly, while they believe that the assumptions are reasonable, the registrants cannot ensure that all expectations and objectives will be realized. Readers are urged to use care and consider the risks, uncertainties and other factors that could affect the Company’s business as described in this Quarterly Report on Form 10-Q. All forward-looking statements made in this report rely upon the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

ii

WGL Holdings, Inc.

Consolidated Balance Sheets (Unaudited)
Part I — Financial Information
Item 1 — Financial Statements

	June 30,	September 30,
(In thousands)	2004	2003

ASSETS
Property, Plant and Equipment
At original cost	$2,636,132	$2,563,923
Accumulated depreciation and amortization	(736,723)	(689,000)

Net property, plant and equipment	1,899,409	1,874,923

Current Assets
Cash and cash equivalents	105,594	4,470
Receivables
Accounts receivable	218,246	171,772
Gas costs due from customers	9,669	11,368
Accrued utility revenues	19,314	15,580
Allowance for doubtful accounts	(17,240)	(17,543)

Net receivables	229,989	181,177

Materials and supplies—principally at average cost	13,290	12,989
Storage gas—at cost (first-in, first-out)	126,336	164,597
Deferred income taxes	16,091	11,980
Other prepayments—principally taxes	9,501	26,919
Other	2,921	6,753

Total current assets	503,722	408,885

Deferred Charges and Other Assets
Regulatory assets
Gas costs	2,128	10,490
Other	47,040	52,333
Prepaid qualified pension benefits	70,578	66,753
Other	22,956	22,668

Total deferred charges and other assets	142,702	152,244

Total Assets	$2,545,833	$2,436,052

CAPITALIZATION AND LIABILITIES
Capitalization
Washington Gas Light Company preferred stock	$28,173	$28,173
Common shareholders’ equity	887,974	818,218
Long-term debt	589,388	636,650

Total capitalization	1,505,535	1,483,041

Current Liabilities
Current maturities of long-term debt	60,650	12,180
Notes payable	62,008	166,662
Accounts payable	188,598	142,708
Wages payable	14,555	15,701
Accrued interest	13,071	3,027
Dividends declared	16,141	15,886
Customer deposits and advance payments	13,762	11,046
Gas costs due to customers	19,280	7,553
Accrued taxes	51,465	8,699
Other	2,283	2,612

Total current liabilities	441,813	386,074

Deferred Credits
Unamortized investment tax credits	15,168	15,841
Deferred income taxes	252,599	236,888
Accrued pensions and benefits	37,715	37,356
Regulatory liabilities
Accrued asset removal costs	246,838	230,672
Other	20,103	22,444
Other	26,062	23,736

Total deferred credits	598,485	566,937

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$2,545,833	$2,436,052

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Income (Unaudited)
Part I — Financial Information
Item 1 — Financial Statements (continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

(In thousands, except per share data)	2004	2003	2004	2003

UTILITY OPERATIONS
Operating Revenues	$180,836	$202,401	$1,144,798	$1,197,601
Less: Cost of gas	83,811	101,539	619,575	660,838
Revenue taxes	8,374	7,434	42,653	33,250

Utility Net Revenues	88,651	93,428	482,570	503,513

Other Operating Expenses
Operation	43,678	43,601	139,341	135,501
Maintenance	13,372	10,274	34,135	29,553
Depreciation and amortization	20,956	21,315	69,122	62,119
General taxes	8,014	9,333	28,667	30,790
Income tax expense (benefit)	(5,011)	282	69,376	82,625

Utility Other Operating Expenses	81,009	84,805	340,641	340,588

Utility Operating Income	7,642	8,623	141,929	162,925

NON-UTILITY OPERATIONS
Operating Revenues
Retail energy-marketing	169,828	163,189	637,766	559,822
Heating, ventilating and air conditioning	5,717	7,460	20,497	25,600
Other non-utility activities	471	105	1,332	1,225

Non-Utility Operating Revenues	176,016	170,754	659,595	586,647

Other Operating Expenses
Operating expenses	176,305	173,084	654,918	584,782
Income tax expense (benefit)	(200)	(2,990)	1,914	(583)

Non-Utility Operating Expenses	176,105	170,094	656,832	584,199

Non-Utility Operating Income (Loss)	(89)	660	2,763	2,448

TOTAL OPERATING INCOME	7,553	9,283	144,692	165,373
Other Income (Expenses)—Net	216	(134)	4,849	497

INCOME BEFORE INTEREST EXPENSE	7,769	9,149	149,541	165,870
INTEREST EXPENSE
Interest on long-term debt	10,440	10,758	31,375	33,218
Other	1,127	701	2,529	1,717

Total Interest Expense	11,567	11,459	33,904	34,935
DIVIDENDS ON WASHINGTON GAS PREFERRED STOCK	330	330	990	990

NET INCOME (LOSS) (APPLICABLE TO COMMON STOCK)	$(4,128)	$(2,640)	$114,647	$129,945

AVERAGE COMMON SHARES OUTSTANDING
Basic	48,648	48,587	48,638	48,581
Diluted	48,648	48,587	48,848	48,737

EARNINGS (LOSS) PER AVERAGE COMMON SHARE
Basic	$(0.08)	$(0.05)	$2.36	$2.67
Diluted	$(0.08)	$(0.05)	$2.35	$2.67

DIVIDENDS DECLARED PER COMMON SHARE	$0.3250	$0.3200	$0.9700	$0.9575

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)
Part I — Financial Information
Item 1 — Financial Statements (continued)

	Nine Months Ended
	June 30,

(In thousands)	2004	2003

OPERATING ACTIVITIES
Net income (applicable to common stock)	$114,647	$129,945
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization:
Per Consolidated Statements of Income	69,122	62,119
Charged to other accounts	4,125	4,782
Deferred income taxes—net	12,273	679
Amortization of investment tax credits	(673)	(673)
Accrued/deferred pension cost	(3,748)	(3,711)
Earnings from sale of carried interest in real estate	(6,414)	—
Gain from sale of assets	—	(5,671)
Other non-cash charges (credits)—net	352	(970)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and accrued utility revenues	(50,511)	(74,306)
Gas costs due from/to customers—net	13,426	6,316
Storage gas	38,261	10,541
Other prepayments—principally taxes	17,418	3,998
Accounts payable	45,890	15,591
Wages payable	(1,146)	(459)
Customer deposits and advance payments	2,716	(4,904)
Accrued taxes	42,766	58,983
Accrued interest	10,044	10,148
Pipeline refunds due to customers	(332)	1,609
Deferred purchased gas costs—net	8,362	8,112
Other—net	6,860	(665)

Net Cash Provided by Operating Activities	323,438	221,464

FINANCING ACTIVITIES
Long-term debt issued	37,000	93
Long-term debt retired	(36,152)	(41,238)
Debt issuance costs	(809)	(359)
Notes payable issued (retired)—net	(104,654)	(52,443)
Dividends on common stock	(46,936)	(46,395)
Other financing activities	2,219	1,678

Net Cash Used in Financing Activities	(149,332)	(138,664)

INVESTING ACTIVITIES
Capital expenditures	(79,124)	(92,594)
Net proceeds from sale of carried interest in real estate	6,414	—
Net proceeds from sale of assets	—	21,300
Other investing activities	(272)	(7,484)

Net Cash Used in Investing Activities	(72,982)	(78,778)

INCREASE IN CASH AND CASH EQUIVALENTS	101,124	4,022
Cash and Cash Equivalents at Beginning of Year	4,470	2,529

Cash and Cash Equivalents at End of Period	$105,594	$6,551

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$13,498	$26,997
Interest paid	$23,063	$23,583
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$—	$17,800

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Balance Sheets (Unaudited)
Part I — Financial Information
Item 1 — Financial Statements (continued)

	June 30,	September 30,
(In thousands)	2004	2003

ASSETS
Property, Plant and Equipment
At original cost	$2,611,327	$2,539,397
Accumulated depreciation and amortization	(718,615)	(671,990)

Net property, plant and equipment	1,892,712	1,867,407

Current Assets
Cash and cash equivalents	102,019	4,119
Receivables
Accounts receivable	112,702	69,455
Gas costs due from customers	9,669	11,368
Accrued utility revenues	19,314	15,580
Allowance for doubtful accounts	(14,908)	(15,826)

Net receivables	126,777	80,577

Materials and supplies—principally at average cost	13,126	12,825
Storage gas—at cost (first-in, first-out)	95,539	124,416
Deferred income taxes	14,321	10,957
Other prepayments—principally taxes	5,730	19,089

Total current assets	357,512	251,983

Deferred Charges and Other Assets
Regulatory assets
Gas costs	2,128	10,490
Other	47,040	52,333
Prepaid qualified pension benefits	70,226	66,420
Other	20,252	19,784

Total deferred charges and other assets	139,646	149,027

Total Assets	$2,389,870	$2,268,417

CAPITALIZATION AND LIABILITIES
Capitalization
Preferred stock	$28,173	$28,173
Common shareholder’s equity	839,838	778,502
Long-term debt	589,381	636,614

Total capitalization	1,457,392	1,443,289

Current Liabilities
Current maturities of long-term debt	60,608	12,100
Notes payable	12	65,226
Accounts payable	125,037	111,001
Wages payable	14,482	15,623
Accrued interest	13,071	3,027
Dividends declared	16,141	15,886
Customer deposits and advance payments	13,762	11,046
Gas costs due to customers	19,280	7,553
Accrued taxes	52,719	6,426
Payables to associated companies	16,830	10,026
Other	1,163	1,496

Total current liabilities	333,105	259,410

Deferred Credits
Unamortized investment tax credits	15,149	15,818
Deferred income taxes	255,323	237,483
Accrued pensions and benefits	37,631	37,264
Regulatory liabilities
Accrued asset removal costs	246,838	230,672
Other	20,092	22,431
Other	24,340	22,050

Total deferred credits	599,373	565,718

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$2,389,870	$2,268,417

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Statements of Income (Unaudited)
Part I — Financial Information
Item 1 — Financial Statements (continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

(In thousands)	2004	2003	2004	2003

UTILITY OPERATIONS
Operating Revenues	$183,079	$203,095	$1,169,490	$1,208,224
Less: Cost of gas	85,997	102,233	644,210	671,461
Revenue taxes	8,374	7,434	42,653	33,250

Utility Net Revenues	88,708	93,428	482,627	503,513

Other Operating Expenses
Operation	44,316	44,062	140,937	136,759
Maintenance	13,309	10,188	33,921	29,343
Depreciation and amortization	20,781	21,145	68,597	61,609
General taxes	7,918	9,269	28,310	30,653
Income tax expense (benefit)	(5,109)	224	69,176	82,465

Utility Other Operating Expenses	81,215	84,888	340,941	340,829

Utility Operating Income	7,493	8,540	141,686	162,684

NON-UTILITY OPERATIONS
Operating Revenues
Other non-utility	426	122	1,244	1,151

Non-Utility Operating Revenues	426	122	1,244	1,151

Other Operating Expenses
Operating expenses (income)	46	—	(912)	9
Income tax expense	150	47	850	449

Non-Utility Operating Expenses (Income)	196	47	(62)	458

Non-Utility Operating Income	230	75	1,306	693

TOTAL OPERATING INCOME	7,723	8,615	142,992	163,377
Other Income (Expenses)—Net	160	(132)	(1,034)	(1,070)

INCOME BEFORE INTEREST EXPENSE	7,883	8,483	141,958	162,307
INTEREST EXPENSE
Interest on long-term debt	10,440	10,758	31,375	33,218
Other	1,284	795	2,801	2,007

Total Interest Expense	11,724	11,553	34,176	35,225

NET INCOME (LOSS) (BEFORE PREFERRED STOCK DIVIDENDS)	(3,841)	(3,070)	107,782	127,082
DIVIDENDS ON PREFERRED STOCK	330	330	990	990

NET INCOME (LOSS) (APPLICABLE TO COMMON STOCK)	$(4,171)	$(3,400)	$106,792	$126,092

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Statements of Cash Flows (Unaudited)
Part I — Financial Information
Item 1 — Financial Statements (continued)

	Nine Months Ended
	June 30,

(In thousands)	2004	2003

OPERATING ACTIVITIES
Net income (before preferred stock dividends)	$107,782	$127,082
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization:
Per Statements of Income	68,597	61,609
Charged to other accounts	3,818	4,331
Deferred income taxes—net	15,060	1,532
Amortization of investment tax credits	(669)	(670)
Accrued/deferred pension cost	(3,729)	(3,680)
Gain from sale of assets	—	(4,138)
Other non-cash charges (credits)—net	266	(514)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, accrued utility revenues and receivables from associated companies	(47,899)	(111,237)
Gas costs due from/to customers–net	13,426	6,316
Storage gas	28,877	4,563
Other prepayments—principally taxes	13,359	3,318
Accounts payable, including payables to associated companies	20,840	39,868
Wages payable	(1,141)	(733)
Customer deposits and advance payments	2,716	(4,904)
Accrued taxes	46,293	58,866
Accrued interest	10,044	10,148
Pipeline refunds due to customers	(332)	1,609
Deferred purchased gas costs—net	8,362	8,112
Other—net	2,698	907

Net Cash Provided by Operating Activities	288,368	202,385

FINANCING ACTIVITIES
Long-term debt issued	37,000	—
Long-term debt retired	(36,085)	(41,038)
Debt issuance costs	(809)	(258)
Notes payable issued (retired)—net	(65,214)	(25,694)
Dividends on common and preferred stock	(47,924)	(47,267)
Other financing activities	1,651	182

Net Cash Used in Financing Activities	(111,381)	(114,075)

INVESTING ACTIVITIES
Capital expenditures	(78,815)	(91,933)
Net proceeds from sale of assets	—	16,000
Other investing activities	(272)	(7,736)

Net Cash Used in Investing Activities	(79,087)	(83,669)

INCREASE IN CASH AND CASH EQUIVALENTS	97,900	4,641
Cash and Cash Equivalents at Beginning of Year	4,119	2,637

Cash and Cash Equivalents at End of Period	$102,019	$7,278

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$11,340	$25,321
Interest paid	$23,243	$23,070
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$—	$17,800

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

     The Notes to Consolidated Financial Statements are an integral part of the accompanying consolidated financial statements of WGL Holdings and its subsidiaries, including Washington Gas. Except where otherwise noted, these notes apply equally to WGL Holdings and Washington Gas. Due to the seasonal nature of Washington Gas’ and WGEServices’ businesses, the results of operations presented herein do not necessarily represent the expected results of either WGL Holdings or Washington Gas for the entire fiscal years ending September 30, 2004 and 2003.

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

     Stock-Based Compensation

     The Company applies Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. In accordance with APB No. 25, the Company records no compensation expense related to stock option grants. The Company records compensation expense for performance shares awarded to certain key employees. If compensation expense for stock options had been determined and recorded based on the fair value at their grant dates consistent with the method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the amounts shown in the following table.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Pro Forma Effect of Stock-Based Compensation
		Three Months Ended		Nine Months Ended
		June 30,		June 30,

(In thousands, except per share data)		2004	2003	2004	2003

Net income (loss) as reported		$(4,128)	$(2,640)	$114,647	$129,945
Add:	Stock-based employee compensation expense included in reported net income (loss), net of tax (a)	300	289	1,260	935
Deduct:	Total stock-based employee compensation expense determined under the fair value-based method, net of tax (b)	(408)	(372)	(1,584)	(1,185)

Pro forma net income (loss)		$(4,236)	$(2,723)	$114,323	$129,695

Earnings (loss) per average common share—basic
As reported		$(0.08)	$(0.05)	$2.36	$2.67
Pro forma		$(0.09)	$(0.06)	$2.35	$2.67
Earnings (loss) per average common share—diluted
As reported		$(0.08)	$(0.05)	$2.35	$2.67
Pro forma		$(0.09)	$(0.06)	$2.34	$2.66

(a)	Reflects compensation expense related to performance shares.
(b)	Reflects compensation expense related to performance shares and stock options.

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

     In January 2004, the FASB issued FASB Staff Position (FSP) No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP No.106-1 permitted the sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), and required certain disclosures pending further consideration of the underlying accounting issue. The Act, signed into law on December 8, 2003, introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare (Medicare Part D). The Company elected to follow the deferral provisions of FSP No. 106-1 for both the first and second quarters ended December 31, 2003 and March 31, 2004, respectively. In accordance with this FSP, the

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

effects of this Act on any measures of the Accumulated Post-Retirement Benefit Obligation (APBO) or net periodic post-retirement benefit cost associated with the Company’s benefit plans were not reflected in the Company’s consolidated financial statements or accompanying notes for those interim reporting periods. The deferral provisions of FSP No. 106-1 were permitted until such time as new specific authoritative guidance on the accounting for the Medicare subsidy was issued.

     In May 2004, the FASB issued FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which superceded the accounting guidance in FSP No. 106-1. FSP No. 106-2 provides specific guidance on accounting for the effects of the Act for employers sponsoring post-retirement health care plans that provide certain prescription drug benefits. Additionally, this guidance allows companies who elected to follow the deferral provisions of FSP No. 106-1, and whose prescription drug benefit plans are actuarially equivalent to the benefit to be provided under Medicare Part D, to either reflect the effects of the federal subsidy to be provided by the Act in their financial statements on a prospective basis or a retroactive basis.

     The Company and its external actuary determined that the prescription drug benefit provided by the Company’s post-retirement benefit plans as of the date of the Act’s enactment was at least actuarially equivalent to those of Medicare Part D and, accordingly, the Company will be entitled to the federal subsidy when it begins in calendar year 2006. In June 2004, the Company adopted the provisions of FSP No. 106-2, and applied these provisions on a retroactive basis effective January 1, 2004, the beginning of the Company’s second quarter of fiscal year 2004. Accordingly, the Company calculated the incremental effect of the Medicare subsidy on its APBO as of December 31, 2003, the end of the interim period that included the date of the Act’s enactment (all other actuarial assumptions determined as of September 30, 2003 for fiscal year 2004 were not changed). Based on this calculation, the Company recognized the effects of the Medicare subsidy on its net periodic post-retirement benefit costs which, net of capitalization and deferrals required by the effects of regulation on the regulated utility, reduced this expense and improved earnings by $851,000 and $2.0 million for the three and nine months ended June 30, 2004, respectively (refer to Note 12—Pensions and Other Post-Retirement Benefit Plans). Additionally, the Company restated net income for the three and six months ended March 31, 2004, increasing it by $1.2 million to recognize the effects of the subsidy for these periods. The following tables depict the effect of the retroactive application of the Medicare subsidy and the restated amounts for the three and six months ended March 31, 2004 in accordance with FSP No. 106-2.

WGL Holdings, Inc. Restatement due to Medicare Subsidy
	Three Months Ended			Six Months Ended
	March 31, 2004			March 31, 2004
		Effect of			Effect of
(In thousands, except per share data)	Reported	Subsidy	Restated	Reported	Subsidy	Restated

Net income	$78,055	$1,177	$79,232	$117,598	$1,177	$118,775
Earnings per average common share
- Basic	$1.60	$0.03	$1.63	$2.42	$0.02	$2.44
- Diluted	$1.60	$0.02	$1.62	$2.41	$0.02	$2.43

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Restatement due to Medicare Subsidy
	Three Months Ended			Six Months Ended
	March 31, 2004			March 31, 2004
		Effect of			Effect of
(In thousands)	Reported	Subsidy	Restated	Reported	Subsidy	Restated

Net income	$74,073	$1,177	$75,250	$109,786	$1,177	$110,963

NOTE 2. SHORT-TERM DEBT

     Effective April 28, 2004, Washington Gas and WGL Holdings entered into new credit agreements with a group of banks in the amount of $175 million each for Washington Gas and WGL Holdings. The new credit facility for Washington Gas expires on April 28, 2009, and permits the regulated utility to request until April 28, 2005, and the banks to approve, an additional line of credit of $100 million above the original credit limit, for a maximum potential total of $275 million. The new WGL Holdings’ credit facility expires on April 27, 2007, and permits the Company to request until April 28, 2005, and the banks to approve, an additional line of credit of $50 million above the original credit limit, for a maximum potential total of $225 million. As of June 30, 2004, the amount available under the credit facility for Washington Gas was $175 million; no amount has been drawn under this facility. As of June 30, 2004, the amount available under the credit facility for WGL Holdings was $150 million; $25 million was drawn and outstanding under this facility as of June 30, 2004.

NOTE 3. LONG-TERM DEBT

     Washington Gas issues unsecured Medium-Term Notes (MTNs) with individual terms regarding interest rates, maturities and call or put options that are an integral part of the basic debt instrument. These notes can have maturity dates of one or more years from the date of issuance. At June 30, 2004, Washington Gas was authorized to issue up to $213.0 million of long-term debt under a shelf registration that was declared effective by the SEC on April 24, 2003.

     On November 17, 2003, Washington Gas paid $37.2 million plus accrued interest to redeem $36.0 million of 6.95 percent MTNs that were due in 2024, and replaced this debt with $37.0 million of 4.88 percent MTNs due in 2013 that were issued in November 2003. The $1.2 million loss incurred in connection with the debt retirement was deferred and is being amortized over the life of the newly issued debt in accordance with regulatory accounting requirements. Refer to Note 7—Derivative Instruments for a discussion of a derivative transaction that was settled concurrent with the debt issuance discussed in this note.

NOTE 4. COMMON SHAREHOLDERS’ EQUITY

     The tables below reflect the components of “Common shareholders’ equity” for WGL Holdings, Inc. and Washington Gas as of June 30, 2004 and September 30, 2003.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc. Components of Common Shareholders’ Equity
(In thousands)	June 30, 2004	Sept. 30, 2003

Common stock, no par value, 120,000,000 shares authorized, 48,650,635 shares issued	$471,497	$471,497
Paid-in capital	3,867	2,582
Retained earnings	413,383	345,927
Deferred compensation	(12)	(32)
Accumulated other comprehensive loss, net of taxes	(655)	(716)
Treasury stock—at cost, 2,970 and 39,072 shares, respectively	(106)	(1,040)

Total	$887,974	$818,218

Washington Gas Light Company Components of Common Shareholder’s Equity
(In thousands)	June 30, 2004	Sept. 30, 2003

Common stock, $1 par value, 80,000,000 shares authorized, 46,479,536 shares issued	$46,479	$46,479
Paid-in capital	452,465	450,813
Retained earnings	341,561	281,958
Deferred compensation	(12)	(32)
Accumulated other comprehensive loss, net of taxes	(655)	(716)

Total	$839,838	$778,502

NOTE 5. COMPREHENSIVE INCOME (LOSS)

     The tables below reflect the components of “Comprehensive income (loss)” for the three and nine months ended (loss) June 30, 2004 and 2003 for WGL Holdings, Inc. and Washington Gas Light Company. Items that are excluded from “Net income (loss)” and charged directly to “Common shareholders’ equity” are accumulated in “Other comprehensive income (loss), net of taxes.” The amount of “Accumulated other comprehensive loss, net of taxes” is included in “Common shareholders’ equity” (refer to Note 4—Common Shareholders’ Equity).

WGL Holdings, Inc. Components of Comprehensive Income (Loss)
	Three Months Ended		Nine Months Ended *
	June 30,		June 30,
(In thousands)	2004	2003	2004	2003

Net income (loss) (applicable to common stock)	$(4,128)	$(2,640)	$114,647	$129,945
Other comprehensive income (loss), net of taxes—minimum pension liability adjustment	—	—	61	(676)

Comprehensive income (loss)	$(4,128)	$(2,640)	$114,708	$129,269

* Amounts for the nine months ended June 30, 2004 include the effect of a restatement in net income for the three months ended March 31, 2004 due to the retroactive application of FSP No. 106-2 as discussed in Note 1–Accounting Policies–Recent Accounting Standards.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Light Company Components of Comprehensive Income (Loss)
	Three Months Ended		Nine Months Ended *
	June 30,		June 30,
(In thousands)	2004	2003	2004	2003

Net income (loss) (before preferred stock dividends)	$(3,841)	$(3,070)	$107,782	$127,082
Other comprehensive income (loss), net of taxes—minimum pension liability adjustment	—	—	61	(676)

Comprehensive income (loss)	$(3,841)	$(3,070)	$107,843	$126,406

* Amounts for the nine months ended June 30, 2004 include the effect of a restatement in net income for the three months ended March 31, 2004 due to the retroactive application of FSP No. 106-2 as discussed in Note 1–Accounting Policies–Recent Accounting Standards.

NOTE 6. EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period. The following table reflects the computation of the Company’s basic and diluted EPS for WGL Holdings for the three and nine months ended June 30, 2004 and 2003.

Basic and Diluted EPS
	Net
	Income		Per Share
(In thousands, except per share data)	(Loss)	Shares	Amount

Three Months Ended June 30, 2004
Basic EPS:
Net loss	$(4,128)	48,648	$(0.08)
Stock-based compensation plans	—	—	—

Diluted EPS:
Net loss	$(4,128)	48,648	$(0.08)

Three Months Ended June 30, 2003
Basic EPS:
Net loss	$(2,640)	48,587	$(0.05)
Stock-based compensation plans	—	—	—

Diluted EPS:
Net loss	$(2,640)	48,587	$(0.05)

Nine Months Ended June 30, 2004*
Basic EPS:
Net income	$114,647	48,638	$2.36
Stock-based compensation plans	—	210	—

Diluted EPS:
Net income	$114,647	48,848	$2.35

Nine Months Ended June 30, 2003
Basic EPS:
Net income	$129,945	48,581	$2.67
Stock-based compensation plans	—	156	—

Diluted EPS:
Net income	$129,945	48,737	$2.67

*  Amounts for the nine months ended June 30, 2004 include the effect of a restatement in net income for the three months ended March 31, 2004 due to the retroactive application of FSP No. 106-2 as discussed in Note 1–Accounting Policies–Recent Accounting Standards.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

NOTE 7. DERIVATIVE INSTRUMENTS

     Washington Gas enters into forward contracts and other related transactions for the purchase of natural gas that qualify as derivative instruments under SFAS No. 133. Certain forward contracts are recorded on the balance sheet at fair value as they contain volumetric variability or optionality, or contain provisions that allow for a net settlement. The net fair value loss of these forward contracts and other related derivative transactions at June 30, 2004 and September 30, 2003 totaled $6.3 million and $3.3 million, respectively. These amounts were recorded as a payable, with a corresponding amount recorded as a regulatory asset in accordance with regulatory accounting requirements.

     Washington Gas enters into derivative instruments that are designed to minimize interest-rate risk associated with planned issuances of MTNs. In June 2003, Washington Gas entered into two forward-starting swaps with an aggregate notional principal amount of $62.0 million to mitigate a substantial portion of interest-rate risk associated with anticipated future debt transactions. These swaps were designated as cash flow hedges and were carried at fair value. Concurrent with the issuance of MTNs in November 2003 (see Note 3—Long-Term Debt), Washington Gas terminated $37.0 million of the total $62.0 million aggregate notional principal of the forward-starting swaps. Washington Gas received $2.6 million associated with the settlement of this hedge agreement, which was recorded as a regulatory liability and is being amortized over the life of the newly issued MTNs in accordance with regulatory accounting requirements. In December 2003, Washington Gas terminated the remaining $25.0 million aggregate notional principal of the forward-starting swaps, and received $1.2 million associated with the settlement of this hedge agreement which was recorded as a regulatory liability.

     On April 15, 2004, Washington Gas initiated an interest-rate swap against $50.0 million of MTNs due July 9, 2009. The swap exchanged the fixed interest rate on the MTN of 6.92% for an interest rate based on 6-month LIBOR plus 2.65 percent. The fair value loss on this swap at June 30, 2004 was $882,000, net of accrued interest, which was recorded as an increase to “Interest expense – other” for the three and nine months ended June 30, 2004. Washington Gas terminated this swap on July 16, 2004 at a fair value loss of $230,000, net of accrued interest.

     The Company’s non-regulated retail energy-marketing subsidiary, WGEServices, holds certain contracts for the sale and purchase of natural gas, as well as derivative instruments (primarily in the form of call options, put options and swap contracts) related to the sale and purchase of natural gas. Certain forward contracts are recorded on the balance sheet at fair value as they contain volumetric variability or optionality. These derivative instruments were recorded at their fair value on the Company’s Consolidated Balance Sheets. Incremental changes in the fair value of these various derivative instruments are reflected in the earnings of the retail energy-marketing segment. These derivatives were valued at $292,000 and $188,000 at June 30, 2004 and September 30, 2003, respectively. WGEServices recorded net gains of $214,000 and $699,000 for the three and nine months ended June 30, 2004, respectively, and net gains of zero and $278,000 for the three and nine-months ended June 30, 2003, respectively.

NOTE 8. OPERATING SEGMENT REPORTING

     WGL Holdings reports three operating segments: (i) regulated utility; (ii) retail energy-marketing; and (iii) heating, ventilating and air conditioning (HVAC) activities.

     With approximately 93 percent of WGL Holdings’ consolidated total assets, the regulated utility segment is the Company’s core business. Represented almost entirely by Washington Gas, the regulated utility segment provides regulated gas distribution services (including the sale and delivery of natural gas, meter reading, responding to customer inquiries and bill preparation) to customers in the metropolitan areas of Washington, D.C., Maryland and

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Virginia. In addition to the regulated operations of Washington Gas, the regulated utility segment includes the operations of Hampshire Gas Company (Hampshire), a wholly owned subsidiary of WGL Holdings. Hampshire operates an underground natural gas storage facility that is regulated by the Federal Energy Regulatory Commission. Washington Gas purchases all of the storage services of Hampshire.

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

     The same accounting policies applied in preparing the Company’s consolidated financial statements also apply to the reported segments. While net income or loss is the primary criterion for measuring a segment’s performance, the Company also evaluates its operating segments based on other relevant factors, such as penetration into their respective markets and return on invested capital. The following tables present operating segment information for the three and nine months ended June 30, 2004 and 2003.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information
		Non-Utility Operations
	Regulated	Retail Energy-		Other		Eliminations/
(In thousands)	Utility	Marketing	HVAC	Activities	Total	Other	Consolidated

Three Months Ended June 30, 2004

Total Revenues	$183,079	$169,828	$5,717	$471	$176,016	$(2,243)	$356,852
Operating Expenses
Depreciation and Amortization	20,956	55	34	—	89	—	21,045
Other Operating Expenses (a)	159,492	167,325	7,748	1,143	176,216	(2,243)	333,465
Income Tax Expense (Benefit)	(5,011)	925	(1,000)	(125)	(200)	—	(5,211)

Total Operating Expenses	175,437	168,305	6,782	1,018	176,105	(2,243)	349,299

Operating Income (Loss)	7,642	1,523	(1,065)	(547)	(89)	—	7,553
Interest Expense – Net	11,407	127	3	153	283	(123)	11,567
Other Non-Operating Income (Expense) (b)	(152)	36	6	449	491	(123)	216
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330

Net Income (Loss)	$(4,247)	$1,432	$(1,062)	$(251)	$119	$—	$(4,128)

Total Assets	$2,379,100	$147,313	$22,521	$72,772	$242,606	$(75,873)	$2,545,833

Capital Expenditures/Investments	$29,479	$11	$15	$—	$26	$—	$29,505

Three Months Ended June 30, 2003

Total Revenues	$203,097	$163,189	$7,460	$105	$170,754	$(696)	$373,155
Operating Expenses
Depreciation and Amortization	21,315	(265)	34	157	(74)	—	21,241
Other Operating Expenses (a)	172,877	164,672	7,976	510	173,158	(696)	345,339
Income Tax Expense (Benefit)	282	(547)	(207)	(2,236)	(2,990)	—	(2,708)

Total Operating Expenses	194,474	163,860	7,803	(1,569)	170,094	(696)	363,872

Operating Income (Loss)	8,623	(671)	(343)	1,674	660	—	9,283
Interest Expense – Net	11,261	132	3	114	249	(51)	11,459
Other Non-Operating Income (Expense) (b)	(418)	—	15	320	335	(51)	(134)
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330

Net Income (Loss)	$(3,386)	$(803)	$(331)	$1,880	$746	$—	$(2,640)

Total Assets	$2,284,294	$133,982	$20,999	$50,971	$205,952	$(79,610)	$2,410,636

Capital Expenditures/Investments	$32,114	$—	$(16)	$(12)	$(28)	$—	$32,086

(a)	Includes cost of gas and revenue taxes.
(b)	Amounts reported are net of applicable income taxes.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information
		Non-Utility Operations
	Regulated	Retail Energy-		Other		Eliminations/
(In thousands)	Utility	Marketing	HVAC	Activities	Total	Other	Consolidated

Nine Months Ended June 30, 2004

Total Revenues	$1,169,490	$637,766	$20,497	$1,332	$659,595	$(24,692)	$1,804,393
Operating Expenses
Depreciation and Amortization	69,122	163	101	43	307	—	69,429
Other Operating Expenses (a)	889,006	627,256	24,698	2,714	654,668	(24,692)	1,518,982
Income Tax Expense (Benefit)	69,376	3,894	(1,867)	(113)	1,914	—	71,290

Total Operating Expenses	1,027,504	631,313	22,932	2,644	656,889	(24,692)	1,659,701

Operating Income (Loss)	141,986	6,453	(2,435)	(1,312)	2,706	—	144,692
Interest Expense – Net	33,241	539	12	654	1,205	(542)	33,904
Other Non-Operating Income (Expense) (b)	(1,956)	145	113	7,089	7,347	(542)	4,849
Dividends on Washington Gas Preferred Stock	990	—	—	—	—	—	990

Net Income (Loss)	$105,799	$6,059	$(2,334)	$5,123	$8,848	$—	$114,647

Total Assets	$2,379,100	$147,313	$22,521	$72,772	$242,606	$(75,873)	$2,545,833

Capital Expenditures/Investments	$78,929	$51	$144	$—	$195	$—	$79,124

Nine Months Ended June 30, 2003

Total Revenues	$1,208,226	$559,822	$25,600	$1,225	$586,647	$(10,625)	$1,784,248
Operating Expenses
Depreciation and Amortization	62,119	(118)	100	469	451	—	62,570
Other Operating Expenses (a)	900,557	554,763	27,118	2,450	584,331	(10,625)	1,474,263
Income Tax Expense (Benefit)	82,625	1,876	(655)	(1,804)	(583)	—	82,042

Total Operating Expenses	1,045,301	556,521	26,563	1,115	584,199	(10,625)	1,618,875

Operating Income (Loss)	162,925	3,301	(963)	110	2,448	—	165,373
Interest Expense – Net	34,334	413	11	513	937	(336)	34,935
Other Non-Operating Income (Expense) (b)	(1,946)	11	27	2,741	2,779	(336)	497
Dividends on Washington Gas Preferred Stock	990	—	—	—	—	—	990

Net Income (Loss)	$125,655	$2,899	$(947)	$2,338	$4,290	$—	$129,945

Total Assets	$2,284,294	$133,982	$20,999	$50,971	$205,952	$(79,610)	$2,410,636

Capital Expenditures/Investments	$92,427	$8	$159	$—	$167	$—	$92,594

(a)	Includes cost of gas and revenue taxes.
(b)	Amounts reported are net of applicable income taxes.

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

     At June 30, 2004 and September 30, 2003, the Washington Gas Balance Sheets reflected a total of $16.8 million and $10.0 million, respectively, of payables to associated companies. All affiliated transactions, including these balances, were eliminated from the WGL Holdings Consolidated Balance Sheets in accordance with GAAP.

     Additionally, Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all unregulated energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. Washington Gas records revenues for these balancing services pursuant to tariffs

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

approved by the appropriate regulatory bodies. In conjunction with such services, Washington Gas charged WGEServices, an affiliated energy marketer, $2.2 million and $696,000 for the three months ended June 30, 2004 and 2003, respectively. For the nine months ended June 30, 2004 and 2003, the charges were $24.7 million and $10.6 million, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.

NOTE 10. SALE OF CARRIED INTEREST AND ASSETS

     During the second quarter of fiscal year 2004, the Company’s non-utility operations realized pre-tax earnings of $6.4 million from the sale, by a third party, of two buildings at Maritime Plaza, a commercial development project in which the Company held a carried interest. This carried interest had no cost basis, and was accounted for under the equity method of accounting. WGL Holdings utilized a capital loss carryforward to offset the federal income taxes associated with this transaction and, after considering other local income tax provisions, WGL Holdings realized after-tax earnings of $5.8 million for the nine months ended June 30, 2004.

     In the second quarter ended March 31, 2003, the regulated utility realized a pre-tax gain of $4.1 million (or $2.5 million after-tax) from the sale of its former headquarters building and land located in downtown Washington, D.C. This gain was reported in “Other income (expenses)—net” in the nine months ended June 30, 2003, in accordance with regulatory accounting requirements. Results for the nine months ended June 30, 2003 include estimates for potential refunds to customers based on the outcome of regulatory decisions related to this gain.

     In the first quarter of fiscal year 2003, the Company’s non-utility operations realized a pre-tax gain of $1.5 million ($926,000 after-tax) from the sale of its interest in a land development venture.

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

     On December 18, 2003, the SCC of VA issued a final Order in this proceeding which granted Washington Gas an annual revenue increase of $10.8 million, and reduced the annual revenues of the Shenandoah Gas Division of Washington Gas by $867,000. The combination of this increase in the rates of Washington Gas and the reduction in the rates of the Shenandoah Division of Washington Gas yields a net increase in annual revenues of $9.9 million. The final Order allowed a rate of return on common equity of 10.50 percent and an overall rate of return of 8.44 percent.

     Refunds to customers, with interest, were made pursuant to the final Order during the quarter ended March 31, 2004. The difference between the amount refunded to customers and the amount of the provision for rate refunds previously recorded by Washington Gas was not material. Accordingly, this refund had no material effect on earnings for the nine months ended June 30, 2004.

     In the final Order, the SCC of VA ordered that the implementation date of new depreciation rates should be January 1, 2002, as opposed to November 12, 2002 as originally requested and implemented by Washington Gas. This required Washington Gas to record additional depreciation expense in the quarter ended December 31, 2003 of approximately $3.5 million on a pre-tax basis that related to the period from January 1, 2002 through November 11, 2002.

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

     However, in approving this treatment described in the preceding paragraph, the SCC of VA further ordered that an annual “earnings test” be performed to determine if Washington Gas has earned in excess of its allowed rate of return on common equity for its Virginia operations. The current procedure for performing this earnings test does not normalize the actual return on equity for the effect of weather over the applicable twelve-month period. To the extent that Washington Gas earns in excess of its allowed return on equity in any annual earnings test period, Washington Gas is required to increase depreciation expense (after considering the impact of income tax benefits) and increase the accumulated reserve for depreciation for the amount of the actual earnings in excess of the earnings produced by the 10.50 percent allowed return on equity. Under the SCC of VA’s requirements for performing earnings tests, if weather is warmer than normal in a particular annual earnings test period, Washington Gas is not allowed to restore any amount of earnings previously eliminated as a result of this earnings test. This annual earnings test shall

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

continue to be performed until the $28 million difference between the accumulated reserve for depreciation recorded on Washington Gas’ books and the theoretical reserve derived by the VA Staff, net of accumulated deferred income taxes, is eliminated or the level of the regulatory asset established for regulatory accounting purposes is adjusted as a result of a future depreciation study. Based on data through June 30, 2004, Washington Gas recorded depreciation expense of $619,000 for the nine months ended June 30, 2004 in connection with earnings tests performed to date. The amounts recorded to date for the earnings test could change if the VA Staff differs with management’s calculations or methodology.

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

     Financial Guarantees

     WGL Holdings and Washington Gas Resources have guaranteed payments for certain purchases of natural gas and electricity made by WGEServices. At June 30, 2004, these guarantees totaled $225.9 million, of which $222.9 million were guarantees by WGL Holdings and $3.0 million were guarantees by Washington Gas Resources. Termination of these guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings also had guarantees totaling $6.0 million at June 30, 2004 that were made on behalf of certain of its non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $231.9 million, $42.0 million, $4.0 million and $600,000 held by WGL Holdings are due to expire on December 31, 2004, June 30, 2006 and February 29, 2008, respectively. The remaining guarantees of $185.3 million do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations which had been created under the guarantees prior to the effective date of the cancellation.

     Construction Project Financing

     In October 2000, Washington Gas contracted with the U.S. General Services Administration (GSA) to construct certain facilities at the GSA central plant in Washington, DC. Payments to Washington Gas for this construction were to be made by the GSA over a 15-year period. In November 2000, Washington Gas and General Electric Capital Assurance Company (GEFA) entered into a long-term financing arrangement, whereby GEFA funded this construction project. As part of this financing arrangement, Washington Gas assigned to GEFA the 15-year stream of payments due from the GSA. The amount of this long-term financing arrangement, including change orders, origination fees and capitalized finance charges was $69.4 million. As the long-term financing from GEFA was funded, Washington Gas established a note receivable representing the GSA’s obligation to remit principal and interest. Upon completion and acceptance of phases of the construction project, Washington Gas accounts for the transfer of the financed

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

asset as an extinguishment of long-term debt and removes both the note receivable and long-term financing from its financial statements. Work on the construction project that has not been completed or accepted by the GSA was valued at $15.6 million, which represents an obligation on Washington Gas’ Balance Sheet at June 30, 2004. At any time before the contract with the GSA is fully accepted, should there be a contract default, such as, among other things, non-payment by the GSA, GEFA may call on Washington Gas to fund the entire unpaid principal in exchange for which Washington Gas would receive the right to the stream of repayments from the GSA. Once final acceptance by the GSA is made, GEFA will have no recourse against the Company related to this long-term debt. As of June 30, 2004, the GSA had made all required payments under this long-term financing arrangement, and the remaining unpaid principal balance was $64.5 million.

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

     The performance risk of the MAEM contract is mitigated through a Security and Escrow agreement entered into between WGEServices and MAEM prior to the bankruptcy filing. Under the Security and Escrow agreement, WGEServices has access to collateral that is intended to cover the difference between the current market price of electricity and the price at which WGEServices has contracted to buy electricity. In the opinion of counsel to the Company, WGEServices has the contractual right to draw on the escrow funds in the account (which totaled $7.0 million as of June 30, 2004) if the contracts between WGEServices and MAEM are terminated. The amount of WGEServices’ exposure in the event of termination of the contracts between WGEServices and MAEM is estimated to be less than the amount of collateral included in the escrow account. This estimate of WGEServices’ exposure to contract termination is based upon acquiring supply, priced at forward electricity prices through the expiration of the existing sales contracts or until WGEServices exercises certain damage limitation provisions of its customers’ sales contracts. The actual exposure for WGEServices may differ from the estimate due to changes in timing of any contract termination, deviations from normal weather, changes in future market conditions, or other factors.

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

NOTE 12. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

     The following tables show the components of net periodic benefit costs (income) recognized in the Company’s financial statements during the three and nine months ended June 30, 2004 and 2003:

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2003

		Health and		Health and
	Pension	Life	Pension	Life
(In thousands )	Benefits	Benefits	Benefits	Benefits

Components of net periodic benefit costs (income)
Service cost	$2,588	$2,081	$2,315	$2,010
Interest cost	9,029	4,748	8,971	5,137
Expected return on plan assets	(13,079)	(3,079)	(13,507)	(2,853)
Recognized prior service cost	569	—	569	—
Recognized actuarial loss	240	770	130	276
Amortization of transition obligation-net	44	1,436	54	2,383

Net periodic benefit cost (income)	(609)	5,956	(1,468)	6,953

Amount capitalized as construction costs	177	(781)	355	(1,448)
Amount deferred as regulatory asset/liability-net	(782)	81	8	102
Other	4	—	219	—

Amount charged (credited) to expense	$(1,210)	$5,256	$(886)	$5,607

Components of Net Periodic Benefit Costs (Income)
	Nine Months Ended		Nine Months Ended
	June 30, 2004		June 30, 2003

		Health and		Health and
	Pension	Life	Pension	Life
(In thousands )	Benefits	Benefits *	Benefits	Benefits

Components of net periodic benefit costs (income)
Service cost	$7,764	$6,463	$6,945	$6,030
Interest cost	27,087	14,831	26,913	15,411
Expected return on plan assets	(39,237)	(9,237)	(40,521)	(8,559)
Recognized prior service cost	1,707	—	1,707	—
Recognized actuarial loss	720	3,092	390	828
Amortization of transition obligation-net	132	4,308	162	7,149

Net periodic benefit cost (income)	(1,827)	19,457	(4,404)	20,859

Amount capitalized as construction costs	577	(3,402)	1,216	(4,344)
Amount deferred as regulatory asset/liability-net	(1,932)	178	793	497
Other	11	—	(101)	—

Amount charged (credited) to expense	$(3,171)	$16,233	$(2,496)	$17,012

* Amounts for the nine months ended June 30, 2004 include the effect of a restatement in net income for the three months ended March 31, 2004 due to a reduction in this benefit expense that resulted from the retroactive application of FSP No. 106-2 as discussed in Note 1–Accounting Policies–Recent Accounting Standards.

     During fiscal year 2004, the Company has not made, and does not expect to make any contributions related to its qualified, trusteed, non-contributory defined benefit pension plan covering all active and vested former employees of Washington Gas.

     The Company expects its fiscal year 2004 payments on behalf of participants in its non-funded supplemental executive retirement plan (SERP) to be $1.2 million. During the nine months ended June 30, 2004, the Company paid $903,000 to SERP participants, and expects to pay an additional $306,000 for the remainder of fiscal year 2004.

     As discussed in Note 1—Accounting Policies, the Company implemented FSP No. 106-2 in June 2004, to account for the impact of the Medicare subsidy on the Company’s post-retirement benefits costs. In connection with this implementation, the Company reduced the amount of contributions it expects to make in fiscal year 2004 related to its healthcare and life insurance

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (concluded)
Notes to Consolidated Financial Statements (Unaudited)

benefit plans from $30.2 million to $27.0 million. For the nine months ended June 30, 2004, the Company had contributed $19.7 million, and expects to contribute an additional $7.3 million for the remainder of fiscal year 2004.

     The implementation of FSP No. 106-2 also resulted in a $33.8 million reduction in the APBO, and was accounted for as an actuarial gain as required by the FSP. The table below reflects the effects of the Medicare subsidy on the components of net periodic benefits cost related to the Company’s healthcare and life insurance benefit plans for the three and nine months ended June 30, 2004.

Effect of Medicare Subsidy on Components of Net Periodic Benefit Costs
	Health and Life Benefits
	Three Months	Nine Months
	Ended	Ended
(In thousands)	June 30, 2004	June 30, 2004

Components of net periodic benefit costs (income)
Service cost	$(214)	$(422)
Interest cost	(568)	(1,118)
Recognized actuarial gain	(757)	(1,489)

Net periodic benefit income	(1,539)	(3,029)

Amount capitalized as construction costs	481	481
Amount deferred as regulatory asset/liability-net	207	520

Amount credited to expense	$(851)	$(2,028)

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     INTRODUCTION

     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) is divided into the following two major sections:

•	WGL Holdings — This section describes the financial condition and results of operations of WGL Holdings, Inc. (WGL Holdings or the Company) and its subsidiaries on a consolidated basis. It includes brief discussions of WGL Holdings’ regulated utility operations and non-utility operations. The majority of WGL Holdings’ operations are derived from the results of its regulated utility, Washington Gas Light Company (Washington Gas or the regulated utility). In addition, WGL Holdings is affected by the results of its unregulated operations. These unregulated operations are wholly owned by Washington Gas Resources Corporation (Washington Gas Resources) which is a wholly owned subsidiary of WGL Holdings. For more information on the Company’s regulated utility operations, please refer to the Management’s Discussion for Washington Gas.

•	Washington Gas — This section describes the financial condition and results of operations of Washington Gas, a wholly owned subsidiary that comprises the vast majority of WGL Holdings’ regulated utility segment. As such, the financial condition and results of operations of Washington Gas’ utility operations and WGL Holdings’ regulated utility segment are essentially the same.

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

     Heating, Ventilating and Air Conditioning (HVAC). The Company’s commercial HVAC operations provide turnkey, design-build, and renovation projects to the commercial and government markets.

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

     Primary Factors Affecting WGL Holdings and Washington Gas

     The principal business, economic and other factors that affect the operations and/or financial performance of WGL Holdings and Washington Gas include:

•	weather conditions;
•	regulatory environment;
•	gas supply and storage capacity;
•	natural gas prices;
•	changes in natural gas usage resulting from improved appliance efficiencies;
•	competitive environment;
•	environmental matters;
•	industry consolidation;
•	economic conditions and interest rates;
•	inflation/deflation;
•	labor contracts, including labor and benefit costs; and
•	potential changes in accounting principles.

     For a further discussion of the Company’s business, operating segments and the factors listed above, refer to Management’s Discussion within the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2003.

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

•	accounting for utility revenue and cost of gas recognition;
•	accounting for regulatory operations – regulatory assets and liabilities;
•	accounting for income taxes; and
•	accounting for contingencies.

     For a description of these critical accounting policies, refer to Management’s Discussion within the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2003.

     WGL HOLDINGS, INC.

     RESULTS OF OPERATIONS – Three Months Ended June 30, 2004 vs. June 30, 2003

     Summary Results

     WGL Holdings, Inc. reported a net loss of $4.1 million, or $0.08 per share, for the three months ended June 30, 2004, the third quarter of the Company’s fiscal year 2004. This compares to a net loss of $2.6 million, or $0.05 per share, for the same quarter of the prior fiscal year. Reporting a net loss for quarters ending June 30 is typical due to the seasonal nature of the Company’s utility operations and the corresponding reduced demand for natural gas during this period. For the twelve-month period ended June 30, 2004, the Company earned a return on average common equity of 11.2 percent as compared to 13.0 percent for the corresponding prior twelve-month period.

     While deviations in weather patterns from normal levels in the third quarter do not typically have a significant impact on operating results, the colder-than-normal weather experienced in the third quarter of the prior fiscal year significantly impacted operating results for that period. Weather, as measured by heating degree days, was less than one percent warmer than normal for the quarter ended June 30, 2004, and had a negligible effect on the Company’s operating results for this period. Weather was 41.8 percent colder than normal for the same quarter last fiscal year, and was estimated to have contributed $0.08 per share to operating results for that quarter. Improving operating results for the current quarter compared to the third quarter of the prior year was a 3.0 percent increase in active customer meters and the impact of favorable rate decisions in all jurisdictions, which together contributed an estimated $0.05 per share to operating results for the current quarter. Results for the current quarter also reflect $1.5 million, or $0.03 per share, of improved operating results from the Company’s major non-utility operations. Higher utility operation and maintenance expenses tempered current quarter operating results by $3.2 million (pre-tax), or $0.04 per share.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Regulated Utility Operating Results

     The Company’s utility operations are weather sensitive, with a significant portion of its revenue coming from deliveries of natural gas to residential and commercial heating customers. The regulated utility segment reported a seasonal net loss of $4.2 million, or $0.09 per share, for the three months ended June 30, 2004, as compared to a net loss of $3.4 million, or $0.07 per share, for the same three-month period of the prior fiscal year. This comparison primarily reflects a decrease in total gas deliveries to firm customers of 17.4 million therms, or 9.6 percent, to 164.9 million therms delivered during the current quarter, primarily due to warmer weather in the current fiscal year, partially mitigated by increased customers. Weather was 30.2 percent warmer in the current quarter as compared to the same period of the prior fiscal year.

     Operating results for the current quarter benefited from a 28,848 increase in active customer meters from the end of the same quarter of the prior fiscal year. Further contributing to operating results for the current quarter was the impact of new rates that went into effect in Maryland on November 6, 2003, the District of Columbia on November 24, 2003 and Virginia on February 26, 2004. The Virginia rate increase went into effect pursuant to the regulations of the State Corporation Commission of Virginia (SCC of VA), and is subject to refund pending the SCC of VA’s final decision on an expedited rate case that Washington Gas filed on January 27, 2004 (refer to the “Regulatory Matters—Virginia Jurisdiction” section of Management’s Discussion for Washington Gas). The Company’s operating results reflect a provision for rate refunds to customers, representing management’s judgment of the rate case outcome.

     The regulated utility’s operation and maintenance expenses increased $3.2 million during the current quarter when compared to the corresponding quarter of the prior fiscal year. The increase in these expenses reflects an accrual of $2.4 million for unusual operational expenses recorded in the third quarter. Although the Company ultimately may be reimbursed for some or all of these expenses, this accrual is required by GAAP, and represents an estimate of the total expenses that will be incurred for efforts that will be undertaken over the next several months. The current quarter also reflects a $1.3 million increase for the cost of paving associated with leak repairs, $1.1 million of increased outside services costs associated with information technology improvements and implementing the provisions of the Sarbanes-Oxley Act, and $750,000 of increased costs related to employee severance. Partially offsetting these increases were $1.7 million of lower labor costs, as well as lower post-retirement benefit costs other than pensions of $851,000 as a result of a law enacted in December 2003 that entitles the Company to a federal subsidy for sponsoring a retiree health care benefit plan with a prescription drug benefit that is at least actuarially equivalent to the benefit to be provided under Medicare. The Medicare subsidy, net of its related regulatory impact of $0.01 per share recorded as lower revenues, improved the Company’s operating results by $0.01 per share for the current three-month period (refer to Notes 1 and 12 of the Notes to Consolidated Financial Statements for a further discussion of the accounting for the Medicare subsidy).

     Non-Utility Operating Results

     Total net income for the Company’s non-utility operations was $119,000 for the three months ended June 30, 2004, as compared to net income of $746,000, or $0.02 per share, reported for the same three-month period of the prior fiscal year. The following table compares the financial results from non-utility activities for the quarters ended June 30, 2004 and 2003.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Net Income (Loss) Applicable to Non-Utility Activities
	Three Months Ended
	June 30,
(In thousands)	2004	2003	Variance

Retail energy-marketing	$1,432	$(803)	$2,235
Commercial HVAC	(1,062)	(331)	(731)

Subtotal	370	(1,134)	1,504
Other non-utility activities	(251)	1,880	(2,131)

Total	$119	$746	$(627)

     Retail Energy-Marketing. WGL Holdings’ retail energy-marketing subsidiary, WGEServices, sells natural gas and electricity in competition with other unregulated marketers. WGEServices reported net income of $1.4 million, or $0.03 per share, for the third quarter of fiscal year 2004, a $2.2 million, or $0.05 per share, improvement over the same quarter in fiscal year 2003. This improvement was attributable primarily to higher gross margins from the sale of natural gas, slightly offset by reduced gross margins from the sale of electricity. Higher gross margins from gas sales reflect a 17.9 percent increase in the revenue per therm of natural gas sold, with only an 11.9 percent increase in the cost of natural gas sold. This was modestly offset by a 13.1 percent decrease in natural gas volumes sold.

     Commercial HVAC. Two subsidiaries, American Combustion Industries, Inc. and Washington Gas Energy Systems, Inc., comprise the Company’s commercial HVAC operations. This operating segment reported a net loss of $1.1 million, or $0.02 per share, for the third quarter of fiscal year 2004, as compared to a net loss of $331,000 for the same quarter last year, principally reflecting reduced revenues and lower gross margins.

     Other Non-Utility Activities. Transactions not significant enough to be reported as a separate business segment are aggregated as other non-utility activities of the Company and included as part of non-utility operations. Results for other non-utility activities for the current quarter reflect a $2.1 million decrease in operating results from the prior year’s quarter, primarily due to the inclusion in the third quarter of the prior fiscal year of reduced income taxes of $2.1 million, or $0.04 per share, resulting from the utilization of capital loss carryforwards associated with the Company’s non-utility activities that do not fit into one of its reportable segments.

     Other Income (Expenses) – Net

     For the quarter ended June 30, 2004, other income (expenses)–net reflected net income of $216,000 as compared to a net loss of $134,000 for the quarter ended June 30, 2003. This increase is primarily due to increased interest income earned in the current period on higher short-term investment balances.

     Interest Expense

     The following table depicts the components of interest expense for the quarters ended June 30, 2004 and 2003.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Composition of Interest Expense
	Three Months Ended
	June 30,
(In thousands)	2004	2003	Variance

Long-term debt	$10,440	$10,758	$(318)
Short-term debt	151	106	45
Other (Includes AFUDC*)	976	595	381

Total	$11,567	$11,459	$108

*Represents Allowance for Funds Used During Construction.

     WGL Holdings’ interest expense of $11.6 million for the three months ended June 30, 2004 increased $108,000 over the same period last year. This increase primarily reflects increased other interest expense of $381,000 primarily due to the recording of a fair value net loss of $882,000 related to an interest-rate swap (refer to the Market Risk – Interest-Rate Risk section of Management’s Discussion), partially offset by reduced interest charges associated with the Company’s estimates of provisions for rate refunds and other miscellaneous items. Interest expense on long-term debt decreased $318,000 due primarily to a decrease in the weighted average cost of these borrowings.

     RESULTS OF OPERATIONS – Nine Months Ended June 30, 2004 vs. June 30, 2003

     Summary Results

     For the first nine months of fiscal year 2004, the Company reported net income of $114.6 million, or $2.35 per share, as compared to net income of $129.9 million, or $2.67 per share, for the same period in fiscal year 2003. Weather for the first nine months of fiscal year 2004 was 6.4 percent colder than normal, and was estimated to have improved net income by $0.20 per share. The 20.0 percent colder-than-normal weather for the same period last fiscal year was estimated to have contributed $0.54 per share to net income for that period. Earnings comparisons for the current nine-month period also reflect customer growth and the impact of favorable rate decisions, which together increased net income by an estimated $0.16 per share. Improved earnings from the Company’s major non-utility operations contributed $1.8 million, or $0.03 per share. Tempering these improvements were increased utility operation and maintenance expenses of $8.4 million (pre-tax), or $0.11 per share.

     Earnings comparisons between the current and corresponding prior year-to-date periods also reflect the following transactions related to the Company’s utility and non-utility segments. During the current nine-month period, the Company realized an after-tax gain of $5.8 million, or $0.12 per share, from the sale of two buildings by a third party in a commercial development project in which the Company had a carried interest under the equity method of accounting (Maritime sale), partially offset by the recognition of additional depreciation expense of $3.5 million (pre-tax), or $0.04 per share, recorded in connection with a Virginia rate order. The corresponding period of the prior year included: (i) an after-tax gain of $2.5 million, or $0.05 per share, from the sale of the Company’s former headquarters property, (ii) an after-tax gain of $926,000, or $0.02 per share, from the sale of an interest in a land development venture, (iii) a favorable income tax adjustment of $2.7 million, or $0.06 per share, and (iv) a reduction in income taxes of $2.1 million, or $0.04 per share, resulting from the utilization of capital loss carryforwards associated with the Company’s non-utility activities.

     Regulated Utility Operating Results

     Net income for the regulated utility segment was $105.8 million, or $2.17 per share, for the first nine months of fiscal year 2004, compared to net income of $125.7 million, or $2.58 per share, for the comparable period in fiscal year 2003. Weather was 11.5 percent warmer in the current nine-month period than in the same period of the prior fiscal year. Firm gas deliveries of 1.217 billion therms for the nine months ended June 30, 2004 were 6.2 percent lower than firm deliveries for the same nine-month period of the prior fiscal year. Favorably contributing to earnings for the current nine-

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

month period was a 3.0 percent increase in active customer meters, and the favorable impact of rate decisions put into effect in all three jurisdictions served by the regulated utility.

     Current year-to-date earnings for the regulated utility segment also reflect $8.4 million of higher operation and maintenance expenses due primarily to $2.5 million of increased employee benefit costs, a $2.4 million accrual for unusual operational expenses recorded for efforts that will be undertaken over the next several months, a $2.3 million increase for the cost of paving associated with leak repairs, a $2.2 million increase related to employee severance costs, and $1.4 million of increased outside services costs associated with information technology improvements and implementing the provisions of the Sarbanes-Oxley Act. Partially offsetting these increases were lower uncollectible accounts expense of $1.8 million, reduced labor costs (other than the severance costs mentioned above) of $300,000, and the favorable effect of the Medicare subsidy of $2.0 million. The effect of this subsidy was applied retroactively to January 1, 2004 in accordance with new accounting guidelines issued in May 2004 by the Financial Accounting Standards Board. Accordingly, net income for the second fiscal quarter ended March 31, 2004 was restated from $1.60 to $1.62 per share to reflect the $0.02 per share effect of the Medicare subsidy for that period. When combined with the effect for the current three-month period, the Medicare subsidy, net of its related regulatory impact of $0.01 per share recorded as lower revenues, increased net income by $0.03 per share for the nine months ended June 30, 2004 (refer to Notes 1 and 12 of the Notes to Consolidated Financial Statements for a further discussion of the accounting for the Medicare subsidy).

     During the first nine months of fiscal year 2004, the regulated utility segment also incurred higher depreciation and amortization expense attributable to plant investment, as well as the effect of a December 18, 2003 final Order issued by the SCC of VA. In connection with this Order, the Company recorded, in the quarter ended December 31, 2003, additional depreciation expense of $3.5 million (pre-tax), or $0.04 per share, to implement higher depreciation rates applicable to the period from January 1, 2002 through November 11, 2002. The Company also recorded depreciation expense of $619,000 for the current nine-month period related to the performance of earnings tests required by the December 18, 2003 Virginia rate order (refer to the Regulatory Matters—Virginia Jurisdiction section of Management’s Discussion for Washington Gas). In addition to higher depreciation and amortization expense, the inclusion in the first nine months of fiscal year 2003 of an after-tax gain of $2.5 million, or $0.05 per share, from the sale of the Company’s former headquarters property, as well as a favorable adjustment to income taxes of $2.7 million, or $0.06 per share, contributed to the earnings comparison for the first nine months of fiscal year 2004.

     Non-Utility Operating Results

     Total net income for the Company’s non-utility operations was $8.8 million, or $0.18 per share, for the nine months ended June 30, 2004, an improvement of $4.6 million, or $0.09 per share, over the corresponding period of the prior year. The following table compares the financial results from non-utility activities for the nine months ended June 30, 2004 and 2003.

Net Income (Loss) Applicable to Non-Utility Activities
	Nine Months Ended
	June 30,
(In thousands)	2004	2003	Variance

Retail energy-marketing	$6,059	$2,899	$3,160
Commercial HVAC	(2,334)	(947)	(1,387)

Subtotal	3,725	1,952	1,773
Other non-utility activities	5,123	2,338	2,785

Total	$8,848	$4,290	$4,558

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Retail Energy-Marketing. WGEServices reported net income of $6.1 million, or $0.12 per share, for the first nine months of fiscal year 2004, a $3.2 million, or $0.06 per share, improvement over the corresponding period in fiscal year 2003. This improvement reflects higher gross margins from the sale of natural gas, partially offset by lower gross margins from the sale of electricity. Higher gross margins from gas sales reflect a 21.4 percent increase in the revenue per therm of natural gas sold, with only a 19.7 percent increase in the cost of natural gas sold. This increase also reflects a one percent increase in natural gas sales volumes. Gross margins from natural gas sales were reduced in the nine-month period of the prior fiscal year due to the colder-than-normal weather experienced during the 2003 winter heating season that resulted in the need to make additional purchases of natural gas at higher prices in the spot market in order to meet commitments to customers. During the current nine-month period, gross margins on natural gas have benefited from WGEServices securing additional business in the form of large government customers. Additionally, the full-scale operation of a regional Liquefied Natural Gas importation facility has introduced large volumes of gas into the local market, putting downward pressure on delivered gas costs.

     Lower gross margins from electric sales for the current nine-month period resulted from a 4.7 percent decline in kilowatt-hours sold primarily due to a reduction in the number of lower-margin customers served based on decisions not to renew certain contracts, and reduced margins per kilowatt-hour sold. Looking ahead, in the near-term, future opportunities to add new electric customers may be limited. New Standard Offer Service (SOS) rates that went into effect in July 2004 for Maryland electric utilities are below current market prices. These utilities entered into contracts to supply their SOS customers with electricity in February 2004, prior to a large surge in fuel prices. In the long-term, however, SOS rates in Maryland, and soon in the District of Columbia, will be reset to market rates through annual procurements, and thereby are expected to offer continuing opportunities to build the electric customer base.

     As previously stated, the retail energy-marketing segment reported $6.1 million of net income during the first nine months of fiscal year 2004, and is currently expected to earn a profit for the fourth quarter of fiscal year 2004. For some of the reasons indicated above, the Company does not foresee a continuation of the same level of profitability in the near future from this segment.

     Commercial HVAC. The commercial HVAC segment reported a net loss of $2.3 million, or $0.05 per share for the nine months ended June 30, 2004, as compared to a net loss of $947,000, or $0.02 per share, for the corresponding period of the prior fiscal year, due to reduced revenues and lower gross margins.

     Other Non-Utility Activities. Results for other non-utility activities for the current nine-month period reflect a $2.8 million improvement in net income over the same period of the prior fiscal year, primarily due to the inclusion in the current period of the after-tax earnings of $5.8 million, or $0.12 per share, realized from the Maritime sale. In the same period last year, the Company realized an after-tax gain of $926,000, or $0.02 per share, from the sale of its interest in a land development venture, and benefited from a favorable adjustment to income taxes of $2.1 million, or $0.04 per share, resulting from the utilization of capital loss carryforwards.

     Other Income (Expenses) — Net

     For the nine months ended June 30, 2004, other income (expenses)–net reflected income of $4.8 million compared to income of $497,000 for the nine months ended June 30, 2003. The significant improvement in income was attributable primarily to the after-tax earnings of $5.8 million realized in the current nine-month period from the Maritime sale, and increased interest income earned on higher short-term investment balances. In the same period of the prior fiscal year, the Company realized an after-tax gain of $2.5 million from the sale of its headquarters property, as well as an after-tax gain of $926,000 from the sale of its interest in a real estate venture.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Interest Expense

     The following table depicts the components of interest expense for the nine months ended June 30, 2004 and 2003.

Composition of Interest Expense
	Nine Months Ended
	June 30,
(In thousands)	2004	2003	Variance

Long-term debt	$31,375	$33,218	$(1,843)
Short-term debt	925	758	167
Other (Includes AFUDC*)	1,604	959	645

Total	$33,904	$34,935	$(1,031)

*Represents Allowance for Funds Used During Construction.

     WGL Holdings’ interest expense of $33.9 million for the first nine months of fiscal year 2004 decreased $1.0 million from the same period last year due primarily to reduced interest costs on long-term debt, reflecting a decrease in the average balance of long-term debt outstanding, coupled with a decrease in the weighted average cost of these borrowings. Partially offsetting this decrease were higher interest costs related to short-term borrowings due to higher average balances, partially offset by a decrease in the weighted average cost of such borrowings. The increase in other interest expense primarily reflects a fair value net loss of $882,000 related to an interest-rate swap (refer to the “Market Risk—Interest-Rate Risk” section of Management’s Discussion), slightly offset by other miscellaneous items.

     LIQUIDITY AND CAPITAL RESOURCES

     General Factors Affecting Liquidity

     It is important for the Company to have access to short-term debt markets to maintain satisfactory liquidity to operate its businesses on a near-term basis. Acquisition of natural gas, electricity, pipeline capacity, the need to finance accounts receivable, and the financing of capital expenditures prior to obtaining long-term financing are the most significant short-term financing requirements of the Company. The need for long-term capital is driven primarily by capital expenditures and maturities of long-term debt.

     Significant swings can take place in the level of short-term debt required by the Company due primarily to changes in the price of natural gas and the impact of weather on the volumes of natural gas and electricity that need to be purchased to satisfy customer demand. Satisfactory back-up financing to the Company’s commercial paper program in the form of revolving credit agreements enables the Company to maintain access to short-term debt markets. The ability of the Company to obtain such financing depends on its credit ratings, which are greatly affected by the Company’s financial performance. Also potentially affecting access to short-term debt capital is the nature of any restrictions that might be placed upon the Company such as ratings triggers or a requirement to provide creditors with additional credit support in the event of a determination of insufficient creditworthiness.

     The ability to procure sufficient levels of long-term capital at reasonable costs is determined by the level of the Company’s capital expenditure requirements, its financial performance, and the effect of these factors on its credit ratings and investment alternatives available to investors.

     The Company has a goal to maintain its common equity ratio in the mid-50 percent range of total consolidated capital. In addition, the Company typically reduces short-term debt balances in the spring because a significant portion of the Company’s current assets is converted into cash at the end

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

of the winter heating season. Accomplishing these capital structure objectives and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for the Company and Washington Gas, and to allow access to capital at reasonable costs. As of June 30, 2004, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 56.7 percent common equity, 1.8 percent preferred stock and 41.5 percent long-term debt. The cash flow requirements of the Company and the ability to provide satisfactory resources to satisfy those requirements are primarily influenced by the activities of Washington Gas and to a lesser extent the non-utility operations.

     The Company believes it has sufficient liquidity to satisfy its financial obligations. At June 30, 2004, the Company did not have any restrictions on its cash balances that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.

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

     The Company’s retail energy-marketing subsidiary, WGEServices, has seasonal short-term cash requirements resulting from the need to purchase storage gas inventory in advance of the period in which the storage gas is sold. In addition, WGEServices must finance its accounts receivable for the gas and electricity that it sells, and the accounts receivable balances are seasonal.

     Both the regulated utility and the retail energy-marketing segment maintain storage gas inventory. Storage gas inventories represent gas purchased from producers that are stored in facilities primarily owned by interstate pipelines. The regulated utility and retail energy-marketing subsidiary generally pay for storage gas between heating seasons and withdraw it during the heating season. Significant variations in storage gas balances are usually caused by the price paid to producers and marketers, which is a function of short-term market fluctuations in gas costs. For the regulated utility, such costs become a component of the cost of gas recovered from customers when volumes are withdrawn from storage. In addition, the regulated utility is able to specifically recover its pre-tax cost of capital related to the varying level of the storage gas inventory balance in each of the three jurisdictions in which it operates.

     Variations in the timing of collections of gas costs under the regulated utility’s gas cost recovery mechanisms and the level of refunds from pipeline companies that will be returned to customers can significantly affect short-term cash requirements.

     The Company and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal requirements. The Company’s policy is to maintain bank credit facilities in an amount equal to or greater than its expected maximum commercial paper position. Effective April 28, 2004, Washington Gas and WGL Holdings entered into new credit agreements with a group of banks in the amount of $175 million each for Washington Gas and WGL Holdings. The new credit facility for Washington Gas expires on April 28, 2009, and permits the regulated utility to request until April 28, 2005, and the banks to approve, an additional line of credit of $100 million above the original credit limit, for a maximum potential total of $275 million. The new WGL Holdings’ credit facility expires on April 27, 2007, and permits the Company to request until April 28, 2005, and the banks to approve, an additional line of credit of $50 million above the original credit

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

limit, for a maximum potential total of $225 million. As of June 30, 2004, the amount available under the credit facility for Washington Gas was $175 million; no amount has been drawn under this facility. As of June 30, 2004, the amount available under the credit facility for WGL Holdings was $150 million; $25 million was drawn and outstanding under this facility as of June 30, 2004.

     At June 30, 2004, the Company had outstanding notes payable of $62.0 million as compared to $166.7 million outstanding at September 30, 2003. The decrease in notes payable was primarily attributable to improved operating cash flows generated by the Company’s regulated utility during the nine months ended June 30, 2004, which reduced the Company’s need for short-term borrowings to fund its working capital requirements.

     Long-Term Cash Requirements and Related Financing

     The Company’s long-term cash requirements primarily depend upon the level of capital expenditures, long-term debt maturity requirements and decisions to refinance long-term debt. The Company devotes the majority of its capital expenditures to adding new regulated utility customers in its existing service area. At June 30, 2004, Washington Gas was authorized to issue up to $213.0 million of long-term debt under a shelf registration that was declared effective by the Securities and Exchange Commission (SEC) on April 24, 2003. On May 20, 2003, Washington Gas executed a Distribution Agreement with certain financial institutions for the issuance and sale of debt securities included in the shelf registration statement.

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

     Security Ratings

     On June 4, 2004, Moody’s Investors Service (Moody’s) lowered the commercial paper rating of WGL Holdings from Prime-2 to Prime-3. On June 29, 2004, Moody’s lowered the commercial paper rating of WGL Holdings from Prime-3 to Not-Prime. Additionally on June 29, 2004, Moody’s affirmed the Prime-1 commercial paper rating and A2 long-term debt rating and stable outlook of Washington Gas. On July 1, 2004, Fitch Ratings affirmed its credit ratings of WGL Holdings and Washington Gas, stating that the rating outlook for both companies is stable. On July 2, 2004, Standard & Poor’s Ratings Services (Standard & Poor’s) lowered its commercial paper ratings of WGL Holdings and Washington Gas from A-1+ to A-1. Standard & Poor’s affirmed its corporate credit ratings of WGL Holdings and Washington Gas at AA-, but revised its outlook on the long-term ratings from stable to negative.

     To date, these ratings actions have had a minimal impact on the Company. Although interest rates being charged to WGL Holdings for commercial paper have risen approximately 25 basis points, there continues to be adequate demand for the Company’s commercial paper.

     The table below reflects credit ratings for outstanding debt instruments of WGL Holdings and Washington Gas as of July 2, 2004. If the Company and/or the regulated utility were to experience a change in its debt ratings, as was experienced in June and early July 2004, the cost of its future short-term and long-term debt issues would likely change.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Credit Ratings for Outstanding Debt Instruments
	WGL Holdings, Inc.		Washington Gas
	Unsecured		Unsecured
	Medium-Term Notes	Commercial	Medium-Term	Commercial
Rating Service	(Indicative)*	Paper	Notes	Paper

Fitch Ratings	A+	F1	AA-	F1+
Moody’s Investors Service	**	Not-Prime	A2	P-1
Standard & Poor’s Ratings Services	AA-	A-1	AA-	A-1

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

     Reference is made to the “Contractual Commitments and Commercial Obligations” section of Management’s Discussion in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, for a detailed discussion of these contractual obligations. Note 6 of the Notes to Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K includes a discussion of long-term debt, including debt maturities. Reference is made to Note 15 of the Notes to Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K that reflects information about the various contracts of Washington Gas and WGEServices.

     Financial Guarantees. WGL Holdings and Washington Gas Resources have guaranteed payments for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At June 30, 2004, these guarantees totaled $225.9 million, of which $222.9 million were guarantees by WGL Holdings and $3.0 million were guarantees by Washington Gas Resources. Termination of these guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings also had guarantees totaling $6.0 million at June 30, 2004 that were made on behalf of certain of its non-utility subsidiaries associated with their banking transactions. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations which had been created under the guarantees prior to the effective date of the cancellation.

     Construction Project Financing. In October 2000, Washington Gas contracted with the U.S. General Services Administration (GSA) to construct certain facilities at the GSA central plant in Washington, DC. Payments to Washington Gas for this construction were to be made by the GSA over a 15-year period. In November 2000, Washington Gas and General Electric Capital Assurance Company (GEFA) entered into a long-term financing arrangement, whereby GEFA funded this construction project. As part of this financing arrangement, Washington Gas assigned to GEFA the 15-year stream of payments due from the GSA. The amount of this long-term financing arrangement, including change orders, origination fees and capitalized finance charges was $69.4 million. As the long-term financing from GEFA was funded, Washington Gas established a note receivable representing the GSA’s obligation to remit principal and interest. Upon completion and acceptance of phases of the construction project, Washington Gas accounts for the transfer of the financed asset as an extinguishment of long-term debt and removes both the note receivable and long-term financing from its financial statements. Work on the construction project that has not been completed or

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

accepted by the GSA was valued at $15.6 million, which represents an obligation on Washington Gas’ Balance Sheet at June 30, 2004. At any time before the contract with GSA is fully accepted, should there be a contract default, such as, among other things, non-payment by the GSA, GEFA may call on Washington Gas to fund the entire unpaid principal in exchange for which Washington Gas would receive the right to the stream of repayments from the GSA. Once final acceptance by the GSA is made, GEFA will have no recourse against the Company related to this long-term debt. As of June 30, 2004, the GSA had made all required payments under this long-term financing arrangement, and the remaining unpaid principal balance was $64.5 million.

     Cash Flows Provided By Operating Activities

     The primary drivers for the Company’s operating cash flows are cash payments received from gas customers, offset by payments made by the Company for gas costs, and for operation and maintenance, taxes and interest costs. Current interest expense reflects the favorable effect of relatively low short-term interest rates, a condition that could change rapidly.

     During the first six months of the Company’s fiscal year, the Company generates a large portion of its annual net income due to the significant volumes of natural gas that are delivered by the regulated utility during the winter heating season. Variations in the level of net income reported for the six- month period ended March 31 may be significant because of the variability of weather from one period in a year to the same period in a subsequent year. Generating large sales volumes during the six-month period ended March 31 increases accounts receivable from the level at September 30; likewise, accounts payable increases to pay providers of the natural gas commodity and pipeline capacity. Accounts payable for the natural gas commodity can also vary significantly from one period to the next because of the volatility in the price of natural gas. Since payments for natural gas and pipeline capacity need to be made to suppliers before accounts receivable are collected from customers, this generally causes the Company to increase its short-term debt financing between September 30 and March 31. Storage gas inventories, which usually peak by November 1, are largely drawn down in the six months ended March 31, and provide a source of cash as this asset is used to satisfy winter sales demand. Gas costs due from or to customers, as well as deferred purchased gas costs, which represent the difference between gas costs that have been paid to suppliers in the past and what has been collected from customers for these gas costs, can also cause significant variations in cash flows from period to period.

     During the later six months of the Company’s fiscal year, after the winter heating season, the Company will generally report a seasonal net loss due to reduced demand for natural gas during this period. Additionally, many of the Company’s assets, which were increased during the heating season, are converted into cash. The Company generally uses this cash to reduce and sometimes eliminate short-term debt, and acquire storage gas for the next heating season.

     Net cash provided by operating activities totaled $323.4 million for the first nine months of fiscal year 2004, primarily due to the operations of the regulated utility. A description of certain material changes in cash flow from operating activities from September 30, 2003 to June 30, 2004 is listed below:

•	Accounts receivable and accrued utility revenues increased $50.5 million, primarily due to the increased sales that resulted during the Company’s heating season. Rising gas costs also increased uses of cash for accounts receivable.

•	Storage gas inventory levels decreased $38.3 million from September 30, 2003 as volumes were withdrawn to satisfy the sales demand during the 2003-2004 winter heating season, and have not been fully replenished to the levels necessary to accommodate the 2004-2005 winter heating season.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

•	Accounts payable increased $45.9 million from the September 30, 2003 level largely to fund higher natural gas and electricity purchases. Higher natural gas purchases are due mostly to higher prices associated with storage injections.

     Cash Flows Used In Financing Activities

     Cash flows used in financing activities were $149.3 million for the nine months ended June 30, 2004. A decrease in notes payable of $104.7 million was a primary use of cash. This decrease was primarily attributable to improved operating cash flows generated by the Company’s regulated utility during the nine months ended June 30, 2004, which reduced the Company’s need for short-term borrowings to fund its working capital requirements. The decrease in notes payable was coupled with a normal recurring common stock dividend payment of $46.9 million. Additionally, during the current nine-month period, the Company refinanced $36.2 million of long-term debt with the proceeds of a $37.0 million lower-cost, long-term issuance (refer to the “Liquidity and Capital Resources—Long-Term Cash Requirements and Related Financing” section of Management’s Discussion).

     Cash Flows Used In Investing Activities

     During the nine months ended June 30, 2004, cash flows used in investing activities totaled $73.0 million. Of this amount, $78.8 million was utilized for capital expenditures made on behalf of the regulated utility. Cash proceeds of $6.4 million (pre-tax) were derived from the Maritime sale.

     Capital Expenditures

     During fiscal year 2004, the Company revised its five-year capital expenditures budget from $628.0 million to a total of $662.1 million to be expended during fiscal years 2004 through 2008. The increase in this budget reflects the anticipated construction of a liquefied natural gas peaking facility, estimated to cost $60-$65 million, that will enhance the operational capacity of the system. This increase for a peaking facility is expected to be partially offset by a $26 million future reduction in other capital expenditures. The following table depicts the Company’s revised capital expenditures budget for fiscal years 2004 through 2008.

Projected Capital Expenditures
	Fiscal Year Ended September 30,
(In millions)	2004	2005	2006	2007	2008	Total

New business	$76.3	$68.2	$62.1	$63.1	$61.1	$330.8
Replacements	34.4	32.4	33.2	34.0	34.9	168.9
Other	16.8	35.3	37.7	38.9	33.7	162.4

Total	$127.5	$135.9	$133.0	$136.0	$129.7	$662.1

     CREDIT RISK

     Regulated Utility Operations

     Certain suppliers that sell gas to Washington Gas have relatively low credit ratings as determined by major credit rating agencies. In the event of a supplier’s failure to deliver contracted volumes of gas, the regulated utility would need to replace those volumes at prevailing market prices, and pass these costs through to its sales customers under the purchased gas cost adjustment mechanisms (refer to the “Market Risk—Price Risk Related to Regulated Utility Operations” section of this Management’s Discussion). To manage this supplier credit risk, Washington Gas screens suppliers’ creditworthiness and may ask suppliers for financial assurances, including letters of credit, parental

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

guarantees, and surety bonds to mitigate adverse price exposures that could occur if a supplier defaults.

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

     Electricity. For a discussion of credit risk associated with WGEServices’ electricity suppliers, refer to the “Market Risk—Price Risk Related to Retail Energy-Marketing Operations” section of this Management’s Discussion.

     MARKET RISK

     The Company is exposed to various forms of market risk. The following discussion describes the Company’s exposure to commodity price risk and interest-rate risk.

     Price Risk Related to Regulated Utility Operations

     Washington Gas actively manages its gas supply portfolio to balance its sales and delivery obligations. The regulated utility includes the cost of the natural gas commodity and pipeline services in the purchased gas costs that it includes in firm customers’ rates, subject to regulatory review. The regulated utility’s jurisdictional tariffs contain gas cost mechanisms that allow it to recover the invoice cost of gas applicable to firm customers. However, higher wholesale gas costs could increase customer account write-offs and result in a reduction of consumption by customers that would negatively impact the Company’s gross margins and net income.

     In order to mitigate commodity price risk for its firm customers, Washington Gas has specific regulatory approval in the District of Columbia, Maryland and Virginia to hedge transactions for a limited portion of its natural gas purchases with option contracts. At June 30, 2004, the Company had no open positions associated with the hedging program. The regulated utility also mitigates price risk by injecting natural gas into storage during the summer months when prices are generally lower and less volatile, and withdrawing that gas during the winter heating season when prices are generally higher and more volatile.

     Additionally, the Company purchases gas under contracts that provide for volumetric variability. Certain of these contracts are required to be recorded at fair value (refer to Note 7 of the Notes to Consolidated Financial Statements — Derivative Instruments for a discussion of the accounting for these derivative instruments). At June 30, 2004, these contracts had a total fair value loss of $6.3 million. These amounts were recorded as a payable, with a corresponding amount recorded as a regulatory asset in accordance with regulatory accounting requirements for a recoverable cost in each jurisdiction.

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

     Natural Gas. WGEServices is exposed to market risk to the extent it does not closely match the timing and amount of natural gas it purchases with the related fixed price or indexed sales commitments. WGEServices manages much of this risk by attempting to closely match the timing of its purchases with its sales commitments to customers. WGEServices also faces risk in that approximately 60 percent of its annual natural gas sales volumes are subject to variations in customer demand caused by fluctuations in weather. Purchases of natural gas to fulfill retail sales commitments are made generally under fixed-volume contracts that are based on normal weather assumptions. If there is a significant deviation from normal weather that causes purchase commitments to differ significantly from sales levels, WGEServices may be required to buy incremental gas or sell excess natural gas at prices that negatively impact gross margins. WGEServices balances its volumetric requirements by using storage gas inventory and peaking services offered to marketers by the regulated utilities that provide delivery service for WGEServices customers. WGEServices also manages this risk through the purchase of derivative instruments. At June 30, 2004, these derivatives were valued at $292,000. WGEServices recorded net gains of $214,000 and $699,000 for the three and nine months ended June 30, 2004, respectively, and net gains of zero and $278,000 for the three and nine-months ended June 30, 2003, respectively.

     Electricity. For its electric business, WGEServices has significantly limited its volumetric and price risks through full requirements supply contracts. During fiscal year 2004, WGEServices entered into separate full requirements supply contracts with three new electricity suppliers. A significant amount of its electricity purchases continues to be supplied by Mirant Americas Energy Marketing L.P. (MAEM), which is an indirect wholly owned subsidiary of Mirant Corporation (Mirant). Under the terms of this contract, MAEM assumes the risk for any volume and price risks associated with sales made by WGEServices. On July 14, 2003, Mirant and substantially all of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. MAEM was included in these bankruptcy filings. Future performance by MAEM under its full requirements contract with WGEServices may be subject to further developments in the bankruptcy proceedings.

     The performance risk of the MAEM contract is mitigated through a Security and Escrow agreement entered into between WGEServices and MAEM prior to the bankruptcy filing. Under the Security and Escrow agreement, WGEServices has access to collateral that is intended to cover the difference between the current market price of electricity and the price at which WGEServices has contracted to buy electricity. In the opinion of counsel to the Company, WGEServices has the contractual right to draw on the escrow funds in the account (which totaled $7.0 million as of June 30, 2004) if the contracts between WGEServices and MAEM are terminated. The amount of WGEServices’ exposure in the event of termination of the contracts between WGEServices and MAEM is estimated to be less than the amount of collateral included in the escrow account. This estimate of WGEServices’ exposure to contract termination is based upon acquiring supply, priced at forward electricity prices through the expiration of the existing sales contracts or until WGEServices exercises certain damage limitation provisions of its customers’ sales contracts. The actual exposure for WGEServices may differ from the estimate due to changes in timing of any contract termination, deviations from normal weather, changes in future market conditions, or other factors.

     Since the bankruptcy filing, MAEM has continued to honor its supply obligations to WGEServices. In October 2003, WGEServices and MAEM signed a post-bankruptcy petition contract that enables WGEServices to renew expiring contracts with its current electric customers and to make purchases for new customers.

     Value-At-Risk. WGEServices also measures the market risk of its energy commodity portfolio and employs risk control mechanisms to measure and determine mitigating steps related to market risk including the determination and review of value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. For

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

the natural gas portfolio, based on a 95 percent confidence interval, WGEServices’ value-at-risk at June 30, 2004 was approximately $221,000 for a one-day holding period. WGEServices also calculates the value of its open position related to natural gas, which measures the amount of net cash outflow or inflow that would be required to close the volumetric differential between its purchase and sales commitments. As of June 30, 2004, WGEServices would have had a net cash outflow of approximately $2.1 million to close its open position.

     Interest-Rate Risk

     The Company and Washington Gas are exposed to interest-rate risk associated with debt financing costs. The Company and Washington Gas utilize derivative financial instruments from time to time in order to minimize their exposure to interest-rate risk. In June 2003, Washington Gas entered into two forward-starting swaps with an aggregate notional principal of $62.0 million to mitigate a substantial portion of interest-rate risk associated with anticipated future debt transactions. These swaps were designated as cash flow hedges and were carried at fair value.

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

     On April 15, 2004, Washington Gas initiated an interest-rate swap against $50.0 million of MTNs due July 9, 2009. The swap exchanged the fixed interest rate on the MTN of 6.92% for an interest rate based on 6-month LIBOR plus 2.65 percent. The fair value of this swap at June 30, 2004 was a loss of $882,000, net of accrued interest, which was reflected in “Interest expense – other” for the three and nine months ended June 30, 2004. Washington Gas terminated this swap on July 16, 2004 at a fair value loss of $230,000, net of accrued interest.

     As discussed in this report, the Company and Washington Gas utilize commercial paper to satisfy short-term borrowing requirements. Recently, short-term interest rates have been relatively low in relation to historical levels. Actions and communications by the Federal Reserve in the past six months have signaled a likely increase in short-term interest rates. Increases in short-term interest rates will reduce the profitability of the Company and Washington Gas to the extent those higher interest rates are not timely reflected in utility rates or the prices charged by WGEServices.

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

     RESULTS OF OPERATIONS — Three Months Ended June 30, 2004 vs. June 30, 2003

     Summary Results

     Washington Gas reported a seasonal net loss applicable to common stock of $4.2 million for the three months ended June 30, 2004, as compared to a net loss of $3.4 million reported for the same period last year.

     Utility Net Revenues

     Net revenues for Washington Gas were $88.7 million for the current quarter, as compared to net revenues of $93.4 million for the same quarter in fiscal year 2003. Though deviations in weather patterns from normal levels in the third quarter do not typically have a significant impact on operating results, the colder-than-normal weather experienced in the third quarter of the prior fiscal year significantly impacted utility net revenues for that period. Weather was 0.7 percent warmer than normal for the quarter ended June 30, 2004, as compared to 41.8 percent colder than normal for the same quarter last fiscal year. Weather was 30.2 percent warmer in the current quarter than the same quarter of the prior fiscal year.

     Favorably contributing to net revenues was an increase of 28,848 (or 3.0 percent) in active customer meters from the end of the same quarter of the prior fiscal year, as well as the favorable impact of rate changes that went into effect in Maryland on November 6, 2003, the District of Columbia on November 24, 2003 and Virginia on February 26, 2004. Key gas delivery, weather and meter statistics are shown in the table below for the three months ended June 30, 2004 and 2003.

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Gas Deliveries, Weather and Meter Statistics
	Three Months Ended			Percent
	June 30,			Increase
	2004	2003	Variance	(Decrease)

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	99,571	111,221	(11,650)	(10.5)
Gas Delivered for Others	65,377	71,168	(5,791)	(8.1)

Total Firm	164,948	182,389	(17,441)	(9.6)

Interruptible
Gas Sold and Delivered	1,388	2,890	(1,502)	(52.0)
Gas Delivered for Others	53,772	52,632	1,140	2.2

Total Interruptible	55,160	55,522	(362)	(0.7)

Electric Generation—Delivered for Others	9,823	14,942	(5,119)	(34.3)

Total Deliveries	229,931	252,853	(22,922)	(9.1)

Degree Days
Actual	301	431	(130)	(30.2)
Normal	303	304	(1)	(0.3)
Percent Colder (Warmer) than Normal	(0.7)%	41.8%	n/a	n/a
Active Customer Meters (end of period)	986,936	958,088	28,848	3.0
New Customer Meters Added	6,871	5,335	1,536	28.8

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

     During the quarter ended June 30, 2004, firm therm deliveries were 164.9 million therms compared to 182.4 million therms for the same quarter last year. This comparison primarily reflects 30.2 percent warmer weather as compared to prior year’s third quarter.

     Many customers are choosing to buy the natural gas commodity from third-party marketers, rather than purchasing the natural gas commodity and delivery service from Washington Gas on a “bundled” basis. Gas delivered to firm customers but purchased from third-party marketers represented 39.6 percent of total firm therms delivered for the quarter ended June 30, 2004, compared to 39.0 percent for the quarter ended June 30, 2003. On a per unit basis, Washington Gas earns the same net revenues from delivering gas for others as it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from Washington Gas. Therefore, the regulated utility does not experience any loss in net revenues when customers choose to purchase the natural gas commodity from a third-party marketer.

     Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customers when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers were relatively unchanged compared to deliveries for the same quarter of the prior year.

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

     Gas Service for Electric Generation. Washington Gas sells and/or delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the current quarter, deliveries to these customers decreased 34.3 percent to 9.8 million therms, reflecting the use of alternative fuels primarily due to higher natural gas prices. Washington Gas shares a significant majority of the margins earned from gas deliveries to these customers with firm customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

     Utility Operating Expenses

     Operation and Maintenance Expenses. Operation and maintenance expenses of $57.6 million for the three months ended June 30, 2004 increased $3.4 million, or 6.2 percent, over the same period in the prior fiscal year. The increase in these expenses reflects an accrual of $2.4 million for unusual operational expenses recorded in the third quarter for efforts that will be undertaken over the next several months. The current quarter also reflects a $1.3 million increase for the cost of paving associated with leak repairs, $1.1 million of increased outside services costs associated with information technology improvements and implementing the provisions of the Sarbanes-Oxley Act, and $750,000 of increased costs related to employee severance costs. Partially offsetting these increases were $1.7 million of lower labor costs, as well as lower post-retirement benefit costs other than pensions of $851,000 associated with the Medicare subsidy. This subsidy results from a law enacted in December 2003 that entitles the Company to a federal subsidy for sponsoring a retiree health care benefit plan with a prescription drug benefit that is at least actuarially equivalent to the benefit to be provided under Medicare.

     Depreciation and Amortization. Depreciation and amortization expense for the third quarter of fiscal year 2004 of $20.8 million remained relatively constant when compared to the same quarter of the prior fiscal year.

     Interest Expense

     The explanations for changes in Washington Gas’ interest expense are substantially the same as the explanations included in the Management’s Discussion of WGL Holdings. Those explanations are incorporated herein by reference into this discussion.

     RESULTS OF OPERATIONS – Nine Months Ended June 30, 2004 vs. June 30, 2003

     Summary Results

     For the first nine months of fiscal year 2004, Washington Gas reported net income applicable to common stock of $106.8 million, as compared to net income of $126.1 million reported for the same period last year.

     Utility Net Revenues

     Net revenues for Washington Gas were $482.6 million for the current nine-month period, as compared to net revenues of $503.5 million for the corresponding period in fiscal year 2003. Revenues were primarily affected by weather, which was 11.5 percent warmer in the first nine months of fiscal year 2004 than the corresponding period of the prior year. Favorably contributing to net revenues was an increase in active customer meters, and the favorable impact of rate changes that

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

went into effect in all jurisdictions. Key gas delivery, weather and meter statistics are shown in the table below for the nine months ended June 30, 2004 and 2003.

Gas Deliveries, Weather and Meter Statistics
	Nine Months Ended			Percent
	June 30,			Increase
	2004	2003	Variance	(Decrease)

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	798,357	842,865	(44,508)	(5.3)
Gas Delivered for Others	418,188	454,646	(36,458)	(8.0)

Total Firm	1,216,545	1,297,511	(80,966)	(6.2)

Interruptible
Gas Sold and Delivered	6,362	10,226	(3,864)	(37.8)
Gas Delivered for Others	221,056	215,728	5,328	2.5

Total Interruptible	227,418	225,954	1,464	0.6

Electric Generation—Delivered for Others	31,540	52,159	(20,619)	(39.5)

Total Deliveries	1,475,503	1,575,624	(100,121)	(6.4)

Degree Days
Actual	4,017	4,537	(520)	(11.5)
Normal	3,775	3,782	(7)	(0.2)
Percent Colder than Normal	6.4%	20.0%	n/a	n/a
Active Customer Meters (end of period)	986,936	958,088	28,848	3.0
New Customer Meters Added	22,752	19,509	3,243	16.6

     Gas Service to Firm Customers. During the nine months ended June 30, 2004, total gas deliveries to firm customers were 1.217 billion therms, a 6.2 percent decrease in deliveries from the same period last year. This comparison primarily reflects 11.5 percent warmer weather in the current period than the comparable period of the prior year. Weather for the nine months ended June 30, 2004 was 6.4 percent colder than normal, as compared to 20.0 percent colder than normal for the same period last year.

     Gas Service to Interruptible Customers. Therm deliveries to interruptible customers increased less than one percent during the current nine-month period. This is attributable to an increase of 5.3 million therms in interruptible deliveries for others, reflecting a reduction in the curtailment of interruptible service due to warmer weather in the current nine-month period than the same period last year. This increase was significantly offset by a reduction in interruptible gas sold and delivered of 3.9 million therms.

     Gas Service for Electric Generation. During the current nine-month period, deliveries to the two electric generation facilities in Maryland decreased 39.5 percent to 31.5 million therms, primarily due to higher natural gas prices compared to alternative fuels.

     Utility Operating Expenses

     Operation and Maintenance Expenses. Operation and maintenance expenses of $174.9 million for the first nine months of fiscal year 2004 increased $8.8 million, or 5.3 percent, over the same period last year. This increase was due primarily to $2.5 million of increased employee benefit costs, a $2.4 million accrual for unusual operational expenses recorded for efforts that will be undertaken over the next several months, a $2.3 million increase for the cost of paving associated with leak repairs, a $2.2 million increase related to employee severance costs, and $1.4 million of increased

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

outside services costs associated with information technology improvements and implementing the provisions of the Sarbanes-Oxley Act. Partially offsetting these increases were lower uncollectible accounts expense of $1.8 million, reduced labor costs of $300,000, and the favorable effect of the Medicare subsidy of $2.0 million.

     Depreciation and Amortization. Depreciation and amortization expense for the first nine months of fiscal year 2004 rose to $68.6 million, an increase of $7.0 million, or 11.3 percent, over the same period in the prior fiscal year. This increase reflects $3.5 million of additional depreciation expense recorded in the first quarter of the current fiscal year to implement higher depreciation rates applicable to the period from January 1, 2002 through November 11, 2002 in connection with a December 18, 2003 Virginia rate order. The remaining increase in this expense is attributable to new plant investment, as well as depreciation expense of $619,000 related to the performance of earnings tests required by the December 18, 2003 Virginia rate order (refer to the “Regulatory Matters—Virginia Jurisdiction” section of this Management’s Discussion).

     Interest Expense

     The explanations for changes in Washington Gas’ interest expense are substantially the same as the explanations included in the Management’s Discussion of WGL Holdings. Those explanations are incorporated herein by reference into this discussion.

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

     Other

     On June 1, 2004, Teamsters Local Union No. 96 (Local 96), AFL-CIO, a local union affiliated with the International Brotherhood of Teamsters, signed a new three-year labor contract with Washington Gas, replacing its previous labor contract that expired on May 31, 2004. The contract covers approximately 700 employees. The provisions of the new labor contract include general wage increases of 3.5 percent on June 2, 2004, June 1, 2005 and June 1, 2006. Additionally, the contract contains a provision that Washington Gas will not lay off any full-time, Local 96-eligible employee who was employed by Washington Gas on the date of contract ratification. Increases in employee medical and prescription drug benefit co-pays are also included in the labor contract.

     On July 30, 2004, Local 96, representing the Shenandoah Gas division signed a three-year labor contract with Washington Gas. The contract covers 23 employees.

REGULATORY MATTERS

     During the first nine months of fiscal year 2004, the effect of regulatory decisions issued in fiscal years 2003 and 2004 has contributed favorably to the Company’s overall operating results. The relatively higher contribution during the later half of the Company’s fiscal year 2004 reflects changes in rate design that are contributing proportionately more from higher fixed system charges that include certain of the fixed costs the Company incurs to serve customers. The earnings effect of regulatory decisions also reflects certain accounting adjustments necessitated by the decisions. The status of

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

recent regulatory activity in all jurisdictions is shown below. For a further discussion of these activities, refer to the Company’s fiscal year 2003 Annual Report on Form 10-K.

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

     The $5.4 million annual revenue increase described in the Order included a reduction for the effect of a $6.5 million lower level of pension and other post-retirement benefit costs that had been previously deferred on the balance sheet of Washington Gas as a regulatory liability. This regulatory deferral mechanism (or “tracker”), which has been in effect in the District of Columbia for several years, is designed to ensure that the variation in these annual costs, when compared to the levels collected from customers, does not affect net income. Therefore, the effect of the Order’s reduction of annual revenues for lower pension and other post-retirement benefit costs requires an accounting adjustment that reduces both the regulatory liability on the balance sheet and operation and maintenance expenses on the statement of income. Additionally, the $5.4 million annual revenue increase in the Order also included an increase in certain expenses that are also subject to the regulatory deferral mechanism treatment that equates to approximately $800,000 per year. Accordingly, the total annual effect of the Order on Washington Gas’ pre-tax income results in an increase of approximately $11.1 million, which equates to diluted earnings per share of approximately $0.14, based on weighted average common and common equivalent shares outstanding for the fiscal year ended September 30, 2003.

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

     On March 25, 2004, a Hearing Examiner of the PSC of MD issued a proposed Order granting an increase of $1.1 million in annual revenues and depreciation expense to be implemented by July 1, 2004. This proposed order was appealed by various parties, including Washington Gas. On June 18, 2004, the PSC of MD denied all appeals and upheld the findings of the Hearing Examiner.

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Washington Gas implemented new depreciation rates on July 1, 2004.

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

     On December 18, 2003, the SCC of VA issued a final Order in this proceeding which granted Washington Gas an annual revenue increase of $10.8 million, and reduced the annual revenues of the Shenandoah Division of Washington Gas by $867,000. The combination of this increase in the rates of Washington Gas and the reduction in the rates of the Shenandoah Gas Division of Washington Gas yields a net increase in annual revenues of $9.9 million. The final Order allowed a rate of return on common equity of 10.50 percent and an overall rate of return of 8.44 percent.

     Refunds to customers, with interest, were made pursuant to the final Order during the quarter ended March 31, 2004. The difference between the amount refunded to customers and the amount of the provision for rate refunds previously recorded by Washington Gas was not material. Accordingly, this refund had no material effect on earnings for the nine months ended June 30, 2004.

     In the final Order, the SCC of VA ordered that the implementation date of new depreciation rates should be January 1, 2002, as opposed to November 12, 2002 as originally requested and implemented by Washington Gas. This required Washington Gas to record additional depreciation expense in the quarter ended December 31, 2003 of approximately $3.5 million on a pre-tax basis that related to the period from January 1, 2002 through November 11, 2002.

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

     However, in approving this treatment described in the preceding paragraph, the SCC of VA further ordered that an annual “earnings test” be performed to determine if Washington Gas has earned in excess of its allowed rate of return on common equity for its Virginia operations. The current procedure for performing this earnings test does not normalize the actual return on equity for the effect of weather over the applicable twelve-month period. To the extent that Washington Gas earns in excess of its allowed return on equity in any annual earnings test period, Washington Gas is required to increase depreciation expense (after considering the impact of income tax benefits) and increase the accumulated reserve for depreciation for the amount of the actual earnings in excess of the earnings produced by the 10.50 percent allowed return on equity. Under the SCC of VA’s requirements for performing earnings tests, if weather is warmer than normal in a particular annual

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

earnings test period, Washington Gas is not allowed to restore any amount of earnings previously eliminated as a result of this earnings test. This annual earnings test shall continue to be performed until the $28 million difference between the accumulated reserve for depreciation recorded on Washington Gas’ books and the theoretical reserve derived by the VA Staff, net of accumulated deferred income taxes, is eliminated or the level of the regulatory asset established for regulatory accounting purposes is adjusted as a result of a future depreciation study. Based on data through June 30, 2004, Washington Gas recorded depreciation expense of $619,000 for the nine months ended June 30, 2004 in connection with earnings tests performed to date. The amounts recorded to date for the earnings test could change if the VA Staff differs with management’s calculations or methodology.

     On January 7, 2004, Washington Gas filed a Petition for Reconsideration of Commission Final Order (the Petition) with the SCC of VA. The Petition requested that the SCC of VA reconsider the establishment of a regulatory asset for $28 million related to the accumulated depreciation reserve, net of accumulated deferred income taxes, and for making such regulatory asset be subject to an earnings test. The Petition further requested, among other things, that the SCC of VA reconsider its requirement for Washington Gas to implement new depreciation rates effective January 1, 2002, rather than coincident with the effective date of interim rates on November 12, 2002. On January 23, 2004, the SCC of VA rejected the Petition. On January 15, 2004 and on February 9, 2004, Washington Gas filed a Notice of Appeal with the SCC of VA notifying it of Washington Gas’ intent to appeal to the Supreme Court of Virginia, the SCC of VA’s December 18, 2003 final Order and the January 23, 2004 rejection of the Petition. On April 15, 2004, Washington Gas filed a Petition for Appeal with the Supreme Court of Virginia seeking its review of the SCC of VA’s Order. As of July 27, 2004, all legal briefs had been filed in this appeal. Oral arguments before the Supreme Court of Virginia are scheduled to be held during the week of September 13-17, 2004.

     On January 27, 2004, Washington Gas filed an expedited rate case with the SCC of VA that seeks to increase annual revenues in Virginia by $19.6 million, with an overall rate of return of 8.70 percent and a 10.50 percent return on equity. On February 26, 2004, based upon expedited rate case filing procedures, Washington Gas placed the proposed revenue increase into effect, subject to refund, pending the SCC of VA’s final decision in the proceeding. Accordingly, Washington Gas’ financial statements reflect a provision for rate refunds, representing the refund required based on management’s judgment of the rate case outcome. Testimony by intervenors was filed on August 9, 2004. Testimony by the VA Staff is due August 20, 2004 and rebuttal testimony by Washington Gas is due September 3, 2004. Hearings are scheduled to be held September 20-21, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

     Senior management, including the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ and Washington Gas’ disclosure controls and procedures as of June 30, 2004. Based on this evaluation process, the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that WGL Holdings’ and Washington Gas’ disclosure controls and procedures are effective. There have been no changes in the Registrants’ internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the registrants’ internal control over financial reporting.

WGL Holdings, Inc.
Washington Gas Light Company
Part II — Other Information
Item 6 — Exhibits and Reports on Form 8-K

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Frederic M. Kline, the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Frederic M. Kline, the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer, and Frederic M. Kline, the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.

99.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.

99.3	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company.

99.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company.

(b) Reports on Form 8-K:

     The following reports were jointly filed, unless otherwise specified, on Forms 8-K during the quarter ended June 30, 2004:

Date Filed	Description of Event Occurred

April 30, 2004	Second Quarter Fiscal Year 2004 Results
WGL Holdings, Inc. issued an earnings news release on April 28, 2004 covering the results of operations for the three, six and twelve months ended March 31, 2004.

May 28, 2004	Moody’s Investors Service Possible Downgrade On May 24, 2004, Moody’s Investors Service placed the Prime-2 commercial paper rating of WGL Holdings, Inc. on review for possible downgrade.

WGL Holdings, Inc.
Washington Gas Light Company
Part II — Other Information
Item 6 — Exhibits and Reports on Form 8-K (concluded)

June 3, 2004	Washington Gas Light Company and Teamsters Local Union No. 96, AFL-CIO, Agree to Labor Contract
On June 1, 2004, the Teamsters Local Union No. 96, AFL-CIO, signed a three-year labor contract with Washington Gas Light Company.

June 8, 2004	Moody’s Investors Service Downgrade On June 4, 2004, Moody’s Investors Service lowered the commercial paper rating of WGL Holdings, Inc. from Prime-2 to Prime-3.

June 25, 2004	Financial Analyst Meeting On June 24, 2004, WGL Holdings, Inc. held a financial analyst meeting that outlined the Company’s utility and retail energy-marketing operations.

WGL Holdings, Inc.
Washington Gas Light Company

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY
(Co-Registrants)

Date: August 12, 2004	/s/ Mark P. O'Flynn
Mark P. O'Flynn
Controller (Principal Accounting Officer)