Form 10-Q
period 2004-12-31
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2005-02-09
CIK 104819, 1103601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

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

WGL Holdings, Inc. common stock, no par value, outstanding as of January 31, 2005: 48,692,959 shares.

All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of January 31, 2005.

WGL Holdings, Inc.
Washington Gas Light Company

For the Quarter Ended December 31, 2004

 i

WGL Holdings, Inc.
Washington Gas Light Company

INTRODUCTION

FILING FORMAT

     This Quarterly Report on Form 10-Q is a combined report being filed by two separate registrants: WGL Holdings, Inc. (WGL Holdings or the Company) and Washington Gas Light Company (Washington Gas or the regulated utility). Except where the content clearly indicates otherwise, any reference in the report to “WGL Holdings” or “the Company” is to the consolidated entity, WGL Holdings and all of its subsidiaries, including Washington Gas which is a distinct registrant that is a wholly owned subsidiary of WGL Holdings.

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

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

     Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans,” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” and “could.” Although the registrants, WGL Holdings and Washington Gas, believe such forward-looking statements are based on reasonable assumptions, they cannot give assurance that every objective will be achieved. Forward-looking statements speak only as of today, and the registrants assume no duty to update them. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	variations in weather conditions or weather patterns from normal levels;
•	changes in economic, competitive, political and regulatory conditions and developments;
•	changes in capital and energy commodity market conditions;
•	changes in credit ratings of debt securities of WGL Holdings or Washington Gas that may affect access to capital or the cost of debt;
•	changes in credit market conditions and creditworthiness of customers and suppliers;
•	changes in relevant laws and regulations, including tax, environmental and employment laws and regulations;
•	legislative, regulatory and judicial mandates and decisions;
•	timing and success of business and product development efforts;
•	technological improvements;
•	the pace of deregulation efforts and the availability of other competitive alternatives;
•	terrorist activities; and
•	other uncertainties.

     The outcome of negotiations and discussions that the registrants may hold with other parties from time to time regarding utility and energy-related investments and strategic transactions that are both recurring and non-recurring may also affect future performance. All such factors are difficult to predict accurately and are generally beyond the direct control of the registrants. Accordingly, while they believe that the assumptions are reasonable, the registrants cannot ensure that all expectations and objectives will be realized. Readers are urged to use care and consider the risks, uncertainties and other factors that could affect the registrants’ business as described in this Quarterly Report on Form 10-Q. All forward-looking statements made in this report rely upon the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

 ii

WGL Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
Part I — Financial Information
Item 1 — Financial Statements

	December 31,	September 30,
(In thousands)	2004	2004

ASSETS
Property, Plant and Equipment
At original cost	$2,690,018	$2,667,924
Accumulated depreciation and amortization	(767,771)	(752,373)

Net property, plant and equipment	1,922,247	1,915,551

Current Assets
Cash and cash equivalents	10,725	6,587
Receivables
Accounts receivable	259,506	158,590
Gas costs due from customers	2,220	4,099
Accrued utility revenues	126,060	16,832
Allowance for doubtful accounts	(13,666)	(16,042)

Net receivables	374,120	163,479

Materials and supplies—principally at average cost	15,834	15,232
Storage gas at cost (first-in, first-out)	198,673	217,630
Deferred income taxes	12,792	13,178
Other prepayments—principally taxes	14,558	12,260
Other	4,475	4,494

Total current assets	631,177	432,860

Deferred Charges and Other Assets
Regulatory assets
Gas costs	87,105	16,098
Other	47,877	45,847
Prepaid qualified pension benefits	72,893	71,869
Other	8,612	22,683

Total deferred charges and other assets	216,487	156,497

Total Assets	$2,769,911	$2,504,908

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$881,344	$853,424
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	573,721	590,164

Total capitalization	1,483,238	1,471,761

Current Liabilities
Current maturities of long-term debt	60,613	60,639
Notes payable	160,568	95,634
Accounts payable	236,516	178,970
Wages payable	14,725	16,813
Accrued interest	13,011	2,781
Dividends declared	16,149	16,142
Customer deposits and advance payments	23,747	14,450
Gas costs due to customers	77,027	7,815
Accrued taxes	22,385	16,627
Other	2,453	3,040

Total current liabilities	627,194	412,911

Deferred Credits
Unamortized investment tax credits	14,720	14,944
Deferred income taxes	302,551	268,540
Accrued pensions and benefits	37,648	37,047
Regulatory liabilities
Accrued asset removal costs	256,694	251,695
Other	20,660	22,079
Other	27,206	25,931

Total deferred credits	659,479	620,236

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$2,769,911	$2,504,908

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Income (Unaudited)
Part I — Financial Information
Item 1 — Financial Statements (continued)

	Three Months Ended
	December 31,

(In thousands, except per share data)	2004	2003

UTILITY OPERATIONS
Operating Revenues	$408,951	$375,314
Less: Cost of gas	228,611	198,778
Revenue taxes	17,095	13,769

Utility Net Revenues	163,245	162,767

Other Operating Expenses
Operation	46,961	44,972
Maintenance	9,037	10,236
Depreciation and amortization	22,196	25,205
General taxes	9,057	9,871
Income taxes	24,037	24,758

Utility Other Operating Expenses	111,288	115,042

Utility Operating Income	51,957	47,725

NON-UTILITY OPERATIONS
Operating Revenues
Retail energy-marketing	205,288	202,258
Heating, ventilating and air conditioning (HVAC)	9,518	7,534
Other non-utility activities	294	183

Non-Utility Operating Revenues	215,100	209,975

Other Operating Expenses
Operating expenses	209,326	202,792
Income taxes	2,239	2,524

Non-Utility Operating Expenses	211,565	205,316

Non-Utility Operating Income	3,535	4,659

TOTAL OPERATING INCOME	55,492	52,384
Other Income (Expenses)—Net	(999)	(920)

INCOME BEFORE INTEREST EXPENSE	54,493	51,464
INTEREST EXPENSE
Interest on long-term debt	10,506	10,470
Other	525	1,121

Total Interest Expense	11,031	11,591
DIVIDENDS ON WASHINGTON GAS PREFERRED STOCK	330	330

NET INCOME (APPLICABLE TO COMMON STOCK)	$43,132	$39,543

AVERAGE COMMON SHARES OUTSTANDING
Basic	48,669	48,624
Diluted	48,936	48,812

EARNINGS PER AVERAGE COMMON SHARE
Basic	$0.89	$0.81
Diluted	$0.88	$0.81

DIVIDENDS DECLARED PER COMMON SHARE	$0.3250	$0.3200

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended
	December 31,

(In thousands )	2004	2003

OPERATING ACTIVITIES
Net income (applicable to common stock)	$43,132	$39,543

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization:
Per Consolidated Statements of Income	22,196	25,205
Charged to other accounts	826	1,189
Deferred income taxes—net	34,005	26,748
Amortization of investment tax credits	(224)	(224)
Accrued/deferred pension cost	(1,250)	(1,102)
Other non-cash charges (credits)—net	811	(36)

CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and accrued utility revenues	(212,520)	(207,075)
Gas costs due from/to customers—net	71,091	47,414
Storage gas	18,957	20,002
Other prepayments—principally taxes	(2,298)	7,052
Accounts payable	57,546	75,346
Wages payable	(2,088)	(672)
Customer deposits and advance payments	9,297	1,653
Accrued taxes	5,758	11,529
Accrued interest	10,230	9,801
Deferred purchased gas costs—net	(71,007)	(38,121)
Other—net	(3,030)	4,346

Net Cash (Used in) Provided by Operating Activities	(18,568)	22,598

FINANCING ACTIVITIES
Long-term debt issued	93	37,000
Long-term debt retired	(117)	(36,052)
Debt issuance costs	—	(292)
Notes payable issued—net	64,934	19,614
Dividends on common stock	(15,820)	(15,560)
Other financing activities	(428)	(646)

Net Cash Provided by Financing Activities	48,662	4,064

INVESTING ACTIVITIES
Capital expenditures (excludes Allowances for Funds Used During Construction)	(23,856)	(21,270)
Other investing activities	(2,100)	(610)

Net Cash Used in Investing Activities	(25,956)	(21,880)

INCREASE IN CASH AND CASH EQUIVALENTS	4,138	4,782
Cash and Cash Equivalents at Beginning of Year	6,587	4,470

Cash and Cash Equivalents at End of Period	$10,725	$9,252

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$122	$892
Interest paid	$589	$1,551

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$16,447	$—

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Balance Sheets (Unaudited)
Part I – Financial Information
Item 1– Financial Statements (continued)

	December 31,	September 30,
(In thousands)	2004	2004

ASSETS
Property, Plant and Equipment
At original cost	$2,664,639	$2,642,815
Accumulated depreciation and amortization	(748,920)	(733,894)

Net property, plant and equipment	1,915,719	1,908,921

Current Assets
Cash and cash equivalents	4,192	3,398
Receivables
Accounts receivable	127,401	66,602
Gas costs due from customers	2,220	4,099
Accrued utility revenues	126,060	16,832
Allowance for doubtful accounts	(10,265)	(13,202)

Net receivables	245,416	74,331

Materials and supplies—principally at average cost	15,670	15,068
Storage gas—at cost (first-in, first-out)	152,433	165,196
Deferred income taxes	11,033	11,654
Other prepayments—principally taxes	12,848	9,749
Receivables from associated companies	572	887

Total current assets	442,164	280,283

Deferred Charges and Other Assets
Regulatory assets
Gas costs	87,105	16,098
Other	47,877	45,847
Prepaid qualified pension benefits	72,529	71,511
Other	7,554	21,757

Total deferred charges and other assets	215,065	155,213

Total Assets	$2,572,948	$2,344,417

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$836,272	$811,632
Preferred stock	28,173	28,173
Long-term debt	573,721	590,156

Total capitalization	1,438,166	1,429,961

Current Liabilities
Current maturities of long-term debt	60,613	60,611
Notes payable	68,234	18,699
Accounts payable	153,782	123,463
Wages payable	14,656	16,714
Accrued interest	13,011	2,781
Dividends declared	16,149	16,142
Customer deposits and advance payments	21,497	14,450
Gas costs due to customers	77,027	7,815
Accrued taxes	17,177	13,422
Payables to associated companies	30,956	19,092
Other	1,084	622

Total current liabilities	474,186	293,811

Deferred Credits
Unamortized investment tax credits	14,702	14,926
Deferred income taxes	305,664	270,908
Accrued pensions and benefits	37,556	36,954
Regulatory liabilities
Accrued asset removal costs	256,694	251,695
Other	20,650	22,069
Other	25,330	24,093

Total deferred credits	660,596	620,645

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$2,572,948	$2,344,417

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income (Unaudited)
Part I – Financial Information
Item 1– Financial Statements (continued)

	Three Months Ended
	December 31,
(In thousands)	2004	2003

UTILITY OPERATIONS
Operating Revenues	$412,226	$383,130
Less: Cost of gas	231,886	206,594
Revenue taxes	17,095	13,769

Utility Net Revenues	163,245	162,767

Other Operating Expenses
Operation	47,468	45,469
Maintenance	8,929	10,163
Depreciation and amortization	22,019	25,031
General taxes	8,997	9,698
Income taxes	23,974	24,714

Utility Other Operating Expenses	111,387	115,075

Utility Operating Income	51,858	47,692

NON-UTILITY OPERATIONS
Operating Revenues
Other non-utility	253	167

Non-Utility Operating Revenues	253	167

Other Operating Expenses
Operating expenses (income)	—	(1,000)
Income taxes	98	65

Non-Utility Operating Expenses (Income)	98	(935)

Non-Utility Operating Income	155	1,102

TOTAL OPERATING INCOME	52,013	48,794
Other Income (Expenses)—Net	(1,157)	(1,111)

INCOME BEFORE INTEREST EXPENSE	50,856	47,683
INTEREST EXPENSE
Interest on long-term debt	10,506	10,470
Other	168	1,170

Total Interest Expense	10,674	11,640

NET INCOME (BEFORE PREFERRED STOCK DIVIDENDS)	40,182	36,043
DIVIDENDS ON PREFERRED STOCK	330	330

NET INCOME (APPLICABLE TO COMMON STOCK)	$39,852	$35,713

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1- Financial Statements (continued)

	Three Months Ended
	December 31,
(In thousands)	2004	2003

OPERATING ACTIVITIES
Net Income (before preferred stock dividends)	$40,182	$36,043
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization
Per Statements of Income	22,019	25,031
Charged to other accounts	737	1,059
Deferred income taxes—net	34,986	26,770
Amortization of investment tax credits	(224)	(223)
Accrued/deferred pension cost	(1,244)	(1,070)
Other non-cash charges (credits)—net	811	(91)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, accrued utility revenues and receivables from associated companies	(172,649)	(169,196)
Gas costs due from/to customers—net	71,091	47,414
Storage gas	12,763	12,112
Other prepayments—principally taxes	(3,099)	11,273
Accounts payable, including payable to associated companies	42,183	50,723
Wages payable	(2,058)	(653)
Customer deposits and advance payments	7,047	1,653
Accrued taxes	3,755	8,150
Accrued Interest	10,230	9,801
Deferred purchased gas costs—net	(71,007)	(38,121)
Other—net	(2,011)	386

Net Cash (Used in) Provided by Operating Activities	(6,488)	21,061

FINANCING ACTIVITIES
Long-term debt issued	93	37,000
Long-term debt retired	(81)	(36,020)
Debt issuance costs	—	(292)
Notes payable issued—net	49,535	21,740
Dividends on common and preferred stock	(16,148)	(15,890)
Other financing activities	(430)	(843)

Net Cash Provided by Financing Activities	32,969	5,695

INVESTING ACTIVITIES
Capital expenditures (excludes Allowance for Funds Used During Construction)	(23,587)	(21,138)
Other investing activities	(2,100)	(656)

Net Cash Used in Investing Activities	(25,687)	(21,794)

INCREASE IN CASH AND CASH EQUIVALENTS	794	4,962
Cash and Cash Equivalents at Beginning of Year	3,398	4,119

Cash and Cash Equivalents at End of Period	$4,192	$9,081

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$7	$38
Interest paid	$232	$1,295
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$16,447	$—

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part I – Financial Information
Item 1– Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. ACCOUNTING POLICIES

     Basis of Presentation

     WGL Holdings, Inc. (WGL Holdings or the Company) is the parent of four direct, wholly owned subsidiaries that include Washington Gas Light Company (Washington Gas or the regulated utility), Crab Run Gas Company, Hampshire Gas Company (Hampshire) and Washington Gas Resources Corporation (Washington Gas Resources). Washington Gas Resources owns unregulated subsidiaries that include, among others, Washington Gas Energy Services, Inc. (WGEServices), American Combustion Industries, Inc. (ACI) and Washington Gas Energy Systems, Inc. (WGESystems). Reference is made to the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2004 filed with the Securities and Exchange Commission (SEC) for additional information on the corporate structure.

     The Notes to Consolidated Financial Statements are an integral part of the accompanying consolidated financial statements of WGL Holdings and its subsidiaries, including Washington Gas. Except where otherwise noted, these notes apply equally to WGL Holdings and Washington Gas. Due to the seasonal nature of Washington Gas’ and WGEServices’ businesses, the results of operations presented herein do not necessarily represent the expected results of either WGL Holdings or Washington Gas for the entire fiscal years ending September 30, 2005 and 2004.

     The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Therefore, certain financial information and footnote disclosures accompanying annual financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) are omitted in this interim report pursuant to the SEC rules and regulations. The interim consolidated financial statements and notes thereto should be read in conjunction with the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2004.

     The accompanying unaudited consolidated financial statements for WGL Holdings and Washington Gas reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with GAAP.

     For a description of the Company’s accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2004. There have been no significant changes to these policies subsequent to September 30, 2004.

     Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company applies Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. In accordance with APB Opinion No. 25, the Company does not record compensation expense related to its stock option grants. The Company records compensation expense for performance shares awarded to certain key employees. If compensation expense for stock options had been determined and recorded based on fair value at their grant dates consistent with the method prescribed by SFAS No. 123, as amended, the Company’s net income and earnings per share would have been reduced to the amounts shown in the following table.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Pro Forma Effect of Stock-Based Compensation
	Three Months Ended
	December 31,

(In thousands, except per share data)	2004	2003

Net Income As Reported	$43,132	$39,543
Add: Stock-based employee compensation expense included in reported net income, net of tax (a)	678	399
Deduct: Total stock-based employee compensation expense determined under the fair value-based method, net of tax (b)	(810)	(507)

Pro Forma Net Income	$43,000	$39,435

Earnings per average common share—basic
As reported	$0.89	$0.81
Pro forma	$0.88	$0.81
Earnings per average common share—diluted
As reported	$0.88	$0.81
Pro forma	$0.88	$0.81

(a) Reflects compensation expense related to performance shares.
(b) Reflects compensation expense related to performance shares and stock options.

     Recent Accounting Standards

     In December 2004 the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which revises SFAS No. 123 and supercedes APB Opinion No. 25 (collectively referred to as “SFAS No. 123 (revised)”). SFAS No. 123 (revised) requires all share-based payment transactions, including stock options, restricted stock plans, performance-based awards, share appreciation rights, and employee stock purchase plans, to be recognized as compensation expense in the financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123 (revised) is effective for the Company on July 1, 2005. Management is currently evaluating the effect of this new standard, but does not believe it will materially affect the Company’s consolidated financial statements.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be charged to income as a current period expense rather than capitalized as inventory costs. SFAS No. 151 is effective for the Company for inventory costs incurred on and after October 1, 2005. Management is currently evaluating the effect of this new standard, but does not believe it will materially affect the Company’s consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 redefines the types of nonmonetary exchanges that require fair value measurement. SFAS No. 153 is effective for the Company for nonmonetary transactions entered into on and after July 1, 2005. Management is currently evaluating the effect of this standard, but does not believe it will materially affect the Company’s consolidated financial statements.

NOTE 2. SHORT-TERM DEBT

     On December 31, 2004 and September 30, 2004, WGL Holdings and its subsidiaries had $160.6 million and $95.6 million, respectively, of short-term debt outstanding. Of this total amount outstanding, $140.6 million and $95.6 million were in the form of commercial paper at December 31, 2004 and September 30, 2004, respectively, at a weighted average cost of 2.31 percent and 1.99 percent, respectively. Included in these consolidated balances were $68.2 million and $18.7 million in commercial paper that Washington Gas had outstanding at December 31, 2004 and September 30, 2004, respectively. Additionally, as of December 31, 2004, WGL Holdings had $20.0 million borrowed from a commercial bank under an uncommitted credit facility. This $20.0 million was repaid in full on January 10, 2005.

     WGL Holdings and Washington Gas each have a $175 million back-up line of credit with a group of commercial banks to support their commercial paper borrowings. There were no outstanding borrowings under these credit facilities at December 31, 2004 or September 30, 2004.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

NOTE 3. COMMON SHAREHOLDERS’ EQUITY

     The tables below reflect the components of “Common shareholders’ equity” for WGL Holdings, Inc. and Washington Gas as of December 31, 2004 and September 30, 2004.

WGL Holdings, Inc.
Components of Common Shareholders’ Equity
(In thousands)	Dec. 31, 2004	Sept. 30, 2004

Common stock, no par value, 120,000,000 shares authorized, 48,673,994 and 48,652,507 shares issued, respectively	$472,154	$471,547
Paid-in capital	3,794	3,789
Retained earnings	406,867	379,562
Deferred compensation	(2)	(5)
Accumulated other comprehensive loss, net of taxes	(1,469)	(1,469)

Total	$881,344	$853,424

Washington Gas Light Company
Components of Common Shareholder’s Equity
(In thousands)	Dec. 31, 2004	Sept. 30, 2004

Common stock, $1 par value, 80,000,000 shares authorized, 46,479,536 shares issued	$46,479	$46,479
Paid-in capital	453,010	452,400
Retained earnings	338,254	314,227
Deferred compensation	(2)	(5)
Accumulated other comprehensive loss, net of taxes	(1,469)	(1,469)

Total	$836,272	$811,632

NOTE 4. COMPREHENSIVE INCOME

     For the three months ended December 31, 2004 and 2003, reported “Net income” was equivalent to “Comprehensive income.” Items that are excluded from net income and charged directly to “Common shareholders’ equity” are accumulated in “Other comprehensive income (loss), net of taxes.” The amount of “Accumulated other comprehensive loss, net of taxes,” is included in “Common shareholders’ equity” (refer to Note 3—Common Shareholders’ Equity).

NOTE 5. EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period. The following table reflects the computation of the Company’s basic and diluted EPS for WGL Holdings for the three months ended December 31, 2004 and 2003.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Basic and Diluted EPS
	Net		Per Share
(In thousands, except per share data)	Income	Shares	Amount

Three Months Ended December 31, 2004
Basic EPS:
Net income	$43,132	48,669	$0.89
Stock-based compensation plans	—	267	—

Diluted EPS:
Net income	$43,132	48,936	$0.88

Three Months Ended December 31, 2003
Basic EPS:
Net income	$39,543	48,624	$0.81
Stock-based compensation plans	—	188	—

Diluted EPS:
Net income	$39,543	48,812	$0.81

NOTE 6. DERIVATIVE INSTRUMENTS

     Washington Gas enters into forward contracts and other related transactions for the purchase of natural gas that qualify as derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively referred to as SFAS No. 133). The net fair value loss of these forward contracts and other related transactions at December 31, 2004 and September 30, 2004 totaled $5.3 million and $8.2 million, respectively. These amounts were recorded as payables, with corresponding amounts recorded as regulatory assets in accordance with regulatory accounting requirements for recoverable costs.

     Washington Gas enters into derivative instruments that are designed to minimize interest-rate risk associated with planned issuances of Medium-Term Notes. On September 16, 2004, Washington Gas entered into two forward-starting swaps with an aggregate notional principal amount of $60.5 million. These swaps are intended to mitigate a substantial portion of the risk of rising interest rates associated with anticipated future debt issuances, and are scheduled to terminate concurrent with the execution of debt transactions planned in fiscal year 2005. These swaps were designated as cash flow hedges and carried at fair value. These instruments had fair value losses totaling $952,000 and $475,000 at December 31, 2004 and September 30, 2004, respectively, which were recorded as payables with corresponding amounts recorded as regulatory assets.

     The Company’s non-regulated retail energy-marketing subsidiary, WGEServices, enters into contracts for the sale and purchase of natural gas that qualify as derivative instruments under SFAS No. 133. WGEServices also enters into other derivative instruments (primarily in the form of call options, put options and swap contracts) related to the sale and purchase of natural gas. WGEServices’ derivative instruments are recorded at fair value on the Company’s Consolidated Balance Sheets. Changes in the fair value of these various derivative instruments are reflected in the earnings of the retail energy-marketing segment. At December 31, 2004, these derivative instruments were recorded on the Company’s consolidated balance sheet as a fair value loss of $514,000 as compared to a fair value gain of $719,000 recorded at September 30, 2004. WGEServices recorded a loss of $2.1 million (pre-tax) and a gain of $854,000 (pre-tax) during the first quarter of fiscal years 2005 and 2004, respectively, related to these derivatives.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

NOTE 7. OPERATING SEGMENT REPORTING

     WGL Holdings reports three operating segments: (i) regulated utility; (ii) retail energy-marketing; and (iii) heating, ventilating and air conditioning (HVAC) activities.

     With approximately 93 percent of WGL Holdings’ consolidated total assets, the regulated utility segment is the Company’s core business. Represented by Washington Gas and Hampshire, the regulated utility segment provides regulated gas distribution services (including the sale and delivery of natural gas, meter reading, responding to customer inquiries and bill preparation) to customers primarily in Washington, D.C. and the surrounding metropolitan areas in Maryland and Virginia. In addition to the regulated operations of Washington Gas, the regulated utility segment includes the operations of Hampshire, an underground natural gas storage facility that is regulated under a cost of service tariff by the Federal Energy Regulatory Commission (FERC), and provides services exclusively to Washington Gas.

     Through WGEServices, the retail energy-marketing segment sells natural gas and electricity directly to retail customers, both inside and outside of Washington Gas’ traditional service territory, in competition with unregulated gas and electricity marketers. Through two wholly owned subsidiaries, ACI and WGESystems, the commercial HVAC segment designs, renovates and services mechanical heating, ventilating and air conditioning systems for commercial and governmental customers.

     Certain activities of the Company are not significant enough on a stand-alone basis to warrant treatment as an operating segment and the activities do not fit into one of the segments contained in the Company’s financial statements. For purposes of segment reporting, these activities are aggregated in the category “Other Activities” of the Company’s non-utility operations as presented below in the Operating Segment Financial Information. These activities are included in the Consolidated Statements of Income in the appropriate lines, revenues and expenses in “Non-Utility Operations.”

     The same accounting policies applied in preparing the Company’s consolidated financial statements also apply to the reported segments. While net income or loss are the primary criteria for measuring a segment’s performance, the Company also evaluates its operating segments based on other relevant factors, such as penetration into their respective markets and return on invested capital. The following tables present operating segment information for the three months ended December 31, 2004 and 2003.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information
		Non-Utility Operations
	Regulated	Retail Energy-		Other		Eliminations/
(In thousands)	Utility	Marketing	HVAC	Activities	Total	Other	Consolidated

Three Months Ended December 31, 2004

Total Revenues	$412,226	$205,288	$9,518	$294	$215,100	$(3,275)	$624,051
Operating Expenses:
Depreciation and Amortization	22,196	55	34	—	89	—	22,285
Other Operating Expenses(a)	314,036	198,176	10,259	806	209,241	(3,279)	519,998
Income Tax Expense (Benefit)	24,037	2,703	(284)	(180)	2,239	—	26,276

Total Operating Expenses	360,269	200,934	10,009	626	211,569	(3,279)	568,559

Operating Income (Loss)	51,957	4,354	(491)	(332)	3,531	4	55,492
Interest Expense – Net	10,674	249	1	337	587	(230)	11,031
Other Non-Operating Income (Expense) (b)	(1,150)	3	60	322	385	(234)	(999)
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330

Net Income (Loss) (Applicable to Common Stock)	$39,803	$4,108	$(432)	$(347)	$3,329	$—	$43,132

Total Assets	$2,577,307	$200,564	$27,423	$101,711	$329,698	$(137,094)	$2,769,911

Capital Expenditures/Investments	$23,726	$60	$70	$—	$130	$—	$23,856

Three Months Ended December 31, 2003

Total Revenues	$383,130	$202,258	$7,534	$183	$209,975	$(7,816)	$585,289
Operating Expenses:
Depreciation and Amortization	25,205	54	33	43	130	—	25,335
Other Operating Expenses (a)	285,411	194,221	8,383	89	202,693	(7,816)	480,288
Income Tax Expense (Benefit)	24,758	3,085	(334)	(227)	2,524	—	27,282

Total Operating Expenses	335,374	197,360	8,082	(95)	205,347	(7,816)	532,905

Operating Income (Loss)	47,756	4,898	(548)	278	4,628	—	52,384
Interest Expense–Net	11,334	198	9	250	457	(200)	11,591
Other Non-Operating Income (Expense)(b)	(1,413)	110	59	524	693	(200)	(920)
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330

Net Income (Loss) (Applicable to Common Stock)	$34,679	$4,810	$(498)	$552	$4,864	$—	$39,543

Total Assets	$2,451,100	$185,869	$21,611	$114,300	$321,780	$(112,928)	$2,659,952

Capital Expenditures/Investments	$21,164	$23	$83	$—	$106	$—	$21,270

(a) Includes cost of gas and electricity, and revenue taxes.
(b) Amounts reported are net of applicable income taxes.

NOTE 8. TRANSACTIONS BETWEEN WASHINGTON GAS AND AFFILIATES

     Washington Gas and other subsidiaries of WGL Holdings engage in transactions with each other during the ordinary course of business. All of these intercompany transactions and balances have been eliminated from the consolidated financial statements of WGL Holdings.

     Washington Gas provides accounting, treasury, legal and other administrative and general support to affiliates, and has filed consolidated tax returns that include affiliated taxable transactions. The actual costs of these services are billed to the appropriate affiliates and to the extent such billings are not yet paid, they are reflected in “Receivables from associated companies” on the Washington Gas Balance Sheets. Cash collected by Washington Gas on behalf of its affiliates but not yet transferred is recorded in “Payables to associated companies” on the Washington Gas Balance Sheets. Washington Gas does not recognize revenues or expenses associated with providing these services.

     At December 31, 2004 and September 30, 2004, the Washington Gas Balance Sheets reflected a net payable to associated companies of $30.4 million and $18.2 million, respectively. All affiliated transactions, including these balances, were eliminated from the WGL Holdings Consolidated Balance Sheets in accordance with GAAP.

     Additionally, Washington Gas provides natural gas balancing services related to storage, injections, withdrawals and deliveries to all unregulated energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. Washington Gas records revenues for these balancing services pursuant to tariffs

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

approved by the appropriate regulatory bodies. In conjunction with such services and the related sales and purchases of natural gas, Washington Gas charged WGEServices, an affiliated energy marketer, $3.3 million and $7.8 million for the three months ended December 31, 2004 and 2003, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.

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

     District of Columbia Jurisdiction

     In a March 28, 2003 Final Order, the Public Service Commission of the District of Columbia (PSC of DC) upheld a previous ruling that approved, among other things, a methodology for sharing with customers 50 percent of annual ground lease and development fees that Washington Gas received from Maritime Plaza, a commercial development project constructed on land owned by Washington Gas. On May 23, 2003, the District of Columbia Office of the People’s Counsel (DC OPC) filed an appeal with the District of Columbia Court of Appeals (DC Court of Appeals) seeking to overturn this portion of the March 28, 2003 ruling by the PSC of DC. On March 18, 2004, the DC Court of Appeals ordered, among other things, the PSC of DC to provide an explanation of its decision to approve the allocation methodology for sharing with customers the ground lease and development fee revenues attributable to the Maritime Plaza development project. The PSC of DC issued a subsequent order requiring both the DC OPC and Washington Gas to file testimony on this matter of the allocation. On October 12, 2004, Washington Gas filed testimony before the PSC of DC that supports the allocation methodology that was approved in the PSC of DC’s initial order. The DC OPC filed opposing testimony on the same date. Rebuttal testimony was filed on November 19, 2004 by the DC OPC and Washington Gas. Management cannot predict the outcome of this matter, however, management believes that the likely outcome will not have a material impact on Washington Gas’ financial statements.

     Virginia Jurisdiction

     On December 18, 2003, the State Corporation Commission of Virginia (SCC of VA) issued a Final Order in response to an application filed by Washington Gas on June 14, 2002 to increase annual revenues in Virginia. The Final Order granted Washington Gas an increase in annual revenues of $9.9 million, reflecting an allowed rate of return on common equity of 10.50 percent and an overall rate of return of 8.44 percent. In the Final Order, the SCC of VA ordered that the implementation date of new depreciation rates should be January 1, 2002, as opposed to November 12, 2002 as originally requested and implemented by Washington Gas. This required Washington Gas to record additional depreciation expense in the quarter ended December 31, 2003 of approximately $3.5 million, on a pre-tax basis, that related to the period from January 1, 2002 through November 11, 2002.

     The SCC of VA also ordered Washington Gas to reduce its rate base related to net utility plant by $28 million, which is net of accumulated deferred income taxes of $14 million, and to establish an equivalent regulatory asset that the Company has done for regulatory accounting purposes only. This regulatory asset represents the difference between the accumulated reserve for depreciation recorded on the books of Washington Gas and a theoretical reserve that was derived

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

by the Staff of the SCC of VA (VA Staff) as part of its review of Washington Gas’ depreciation rates, less accumulated deferred income taxes. The difference between the accumulated depreciation on the Balance Sheet of Washington Gas and the theoretical depreciation reserve established in the Final Order is being recorded as additional depreciation expense over 32 years pursuant to the Final Order. The SCC of VA provided for both a return on, and a return of, this regulatory asset established for regulatory accounting purposes.

     In approving the treatment described in the preceding paragraph, the SCC of VA further ordered that an annual “earnings test” be performed to determine if Washington Gas has earned in excess of its allowed rate of return on common equity for its Virginia operations. The current procedure for performing this earnings test does not normalize the actual return on equity for the effect of weather over the applicable twelve-month period. To the extent that Washington Gas earns in excess of its allowed return on equity in any annual earnings test period, Washington Gas is required to increase depreciation expense (after considering the impact of income tax benefits) and increase the accumulated reserve for depreciation for the amount of the actual earnings in excess of the earnings produced by the 10.50 percent allowed return on equity. Under the SCC of VA’s requirements for performing earnings tests, if weather is warmer than normal in a particular annual earnings test period, Washington Gas is not allowed to restore any amount of earnings previously eliminated as a result of this earnings test. These annual earnings tests will continue to be performed until the $28 million difference between the accumulated reserve for depreciation recorded on Washington Gas’ books and the theoretical reserve derived by the VA Staff, net of accumulated deferred income taxes, is eliminated or the level of the regulatory asset established for regulatory accounting purposes is adjusted as a result of a future depreciation study. Based on data through December 31, 2004, Washington Gas concluded that no adjustments were necessary in the quarter ended December 31, 2004, in connection with earnings tests performed to date. This assessment could change if the SCC of VA differs with management’s calculations or methodology.

     On January 27, 2004, Washington Gas filed an expedited rate case with the SCC of VA to increase annual revenues in Virginia by $19.6 million, with an overall rate of return of 8.70 percent and a 10.50 percent return on equity. On February 26, 2004, based upon expedited rate case filing procedures, Washington Gas placed the proposed revenue increase into effect, subject to refund, pending the SCC of VA’s final decision in the proceeding.

     On September 27, 2004, the SCC of VA issued a Final Order approving a Stipulation that resolved all issues related to Washington Gas’ January 27, 2004 expedited rate case application filed with the SCC of VA. The Stipulation ordered no change in Washington Gas’ annual base revenues, and for Washington Gas to maintain its allowed rate of return on common equity of 10.50 percent and overall rate of return of 8.44 percent that had been approved by the December 18, 2003 Final Order as previously discussed. Accordingly, refunds to customers, with interest, were made during the December 2004 billing cycle for the amount of the proposed annual revenue increase that had been collected since February 26, 2004. Based on the terms of the Stipulation, the Company implemented billing rates commencing October 4, 2004 that reflected the level of annual revenues determined in the December 18, 2003 Final Order, and implemented the agreed upon changes in rate design that were contained in the Stipulation.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

     The Stipulation also provided for a one-time credit to all Virginia customers of $3.2 million for certain liabilities that were previously recorded by Washington Gas. This one-time credit was made to customers during the January 2005 billing cycle. Providing this credit to customers did not have an effect on earnings of Washington Gas. On December 17, 2004, in accordance with the Stipulation, Washington Gas filed with the SCC of VA an earnings test calculation for the twelve-month period ended December 31, 2003. As discussed previously, there was no effect on net income for the three months ended December 31, 2004 related to this earnings test. Future annual earnings test calculations will be estimated by the Company quarterly, and when appropriate, accounting adjustments will be recorded.

     Non-Utility Operations

     As discussed below, the Company is a party to financial guarantees related to the energy-marketing activities of WGEServices. WGEServices also is exposed to the risk of non-performance associated with its principal electric supplier.

     Financial Guarantees

     WGL Holdings has guaranteed payments for certain purchases of natural gas and electricity made by WGEServices. At December 31, 2004 these guarantees totaled $217.0 million. Termination of these guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings also had guarantees totaling $6.0 million at December 31, 2004 that were made on behalf of certain of its non-utility subsidiaries associated with their banking transactions. Of the $223.0 million total guarantees, $25.1 million, $4.0 million and $600,000 are due to expire on December 31, 2005, June 30, 2006 and February 29, 2008, respectively. The remaining guarantees of $193.3 million do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.

     Construction Project Financing

     In October 2000, Washington Gas contracted with the U.S. General Services Administration (GSA) to construct certain facilities at the GSA central plant in Washington, D.C. Payments to Washington Gas for this construction were to be made by the GSA over a 15-year period. In November 2000, Washington Gas and General Electric Capital Assurance Company (GEFA) entered into a long-term financing arrangement, whereby GEFA funded this construction project. Under the terms of this financing arrangement, Washington Gas assigned to GEFA the 15-year stream of payments due from the GSA. The final amount of this long-term financing arrangement, including amendments, change orders, origination fees and capitalized finance charges was $69.4 million. As the long-term financing from GEFA was funded, Washington Gas established a note receivable representing the GSA’s obligation to remit principal and interest. Upon completion and acceptance of phases of the construction project, Washington Gas accounted for the transfer of the financed asset as an extinguishment of long-term debt and removed both the note receivable and long-term financing from its financial statements. In December 2004, all remaining work under the construction project was fully accepted by the GSA. Accordingly, the remaining note receivable

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

and corresponding long-term note payable related to the GSA construction project were removed from the Company’s financial statements at December 31, 2004. As a result of GSA’s final acceptance, GEFA has no further recourse against the Company related to the extinguished long-term debt.

     Electric Supplier Contingency

     WGEServices owns no electric generation assets, and receives its electric supply to serve its retail customers under full requirements supply contracts. WGEServices’ principal supplier of electricity is Mirant Americas Energy Marketing L.P. (MAEM), a wholly owned subsidiary of Mirant Americas, Inc., which is a wholly owned subsidiary of Mirant Corporation (Mirant). On July 14, 2003, Mirant and substantially all of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. MAEM was included in these bankruptcy filings. Since the bankruptcy filing, MAEM has continued to honor its supply obligations to WGEServices. The majority of the obligations to WGEServices under the pre-bankruptcy petition MAEM contracts expired on or before December 31, 2004, and the remainder of these contracts will expire by the end of October 2005. Future performance by MAEM may be subject to further developments in the bankruptcy proceedings.

     The performance risk associated with the pre-bankruptcy petition MAEM contracts is mitigated through a Security and Escrow agreement entered into between WGEServices and MAEM prior to the bankruptcy filing. Under the Security and Escrow agreement, WGEServices has access to collateral that was intended to cover the difference between the current market price of electricity and the price at which WGEServices has contracted to buy electricity from MAEM. WGEServices has the contractual right to draw on the escrow funds in the account (which totaled $1.0 million and $3.0 million as of December 31, 2004 and September 30, 2004, respectively) if the pre-bankruptcy petition contracts between WGEServices and MAEM are terminated. Under the terms of the Security and Escrow agreement, the amount of collateral in the escrow account was reduced to $100,000 on January 25, 2005. Accordingly, WGEServices is potentially exposed to any excess damages above this escrow account balance in the event of contract rejection.

     On January 19, 2005, Mirant filed a plan of reorganization in connection with its bankruptcy. The plan proposes that upon MAEM’s emergence from bankruptcy, any pre-bankruptcy petition executory contracts not expressly assumed would be rejected. At this time, WGEServices’ pre-bankruptcy petition contracts have not been expressly assumed, and there is no assurance that they will be.

     Should MAEM reject the WGEServices pre-bankruptcy petition contracts either prior to or at the time of its emergence from bankruptcy, WGEServices estimates that its potential exposure is not material to its operations or financial position. This estimate of WGEServices’ exposure to contract termination is based upon acquiring supply, priced at forward electricity prices through the expiration of the existing sales contracts. The actual exposure for WGEServices may differ from the estimate due to the timing of contract terminations, deviations from normal weather, changes in future market conditions or other factors.

     In October 2003, WGEServices and MAEM signed a post-bankruptcy petition contract that enables WGEServices to renew expiring contracts with its current electric customers and to make purchases for new customers. These post-bankruptcy petition contracts include provisions that allow WGEServices to net payables to MAEM against any damages that might result from default on the part of MAEM, and allow WGEServices to request collateral under certain situations.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (concluded)
Notes to Consolidated Financial Statements (Unaudited)

NOTE 10. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

     The following tables show the components of net periodic benefit costs (income) recognized in the Company’s financial statements during the three months ended December 31, 2004 and 2003:

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended		Three Months Ended
	December 31, 2004		December 31, 2003
		Health		Health
	Pension	and Life	Pension	and Life
(In thousands )	Benefits	Benefits	Benefits	Benefits

Components of net periodic benefit costs (income)
Service cost	$2,539	$2,590	$2,589	$2,294
Interest cost	9,197	5,759	9,028	5,316
Expected return on plan assets	(12,941)	(3,311)	(13,079)	(3,078)
Recognized prior service cost	560	—	569	—
Recognized actuarial loss	289	2,222	239	1,526
Amortization of transition obligation-net	—	1,436	44	1,436

Net periodic benefit cost (income)	(356)	8,696	(610)	7,494

Amount capitalized as construction costs	131	(1,115)	218	(1,446)
Amount deferred as regulatory asset/liability-net	(852)	(463)	(446)	81
Other	(35)	35	(47)	(541)

Amount charged (credited) to expense	$(1,112)	$7,153	$(885)	$5,588

     During fiscal year 2005, the Company has not made, and does not expect to make any contributions related to its qualified, trusteed, non-contributory defined benefit pension plan covering all active and vested former employees of Washington Gas.

     During the three months ended December 31, 2004, the Company paid $306,000 on behalf of participants in its non-funded supplemental executive retirement plan, and expects to pay an additional $1.1 million for the remainder of fiscal year 2005.

     For the three months ended December 31, 2004, the Company contributed $8.5 million to its healthcare and life insurance benefit plans, and expects to contribute an additional $25.5 million for the remainder of fiscal year 2005.

     Amounts included in the line item “Amount deferred as regulatory asset/liability-net,” as shown in the table above, represent the difference between the cost of the applicable Pension Benefits or the Health and Life Benefits, and the amount that Washington Gas is permitted to recover in rates that Washington Gas charges in the District of Columbia. These differences are recorded as regulatory assets or liabilities and will be reflected as adjustments to customer bills in future rate proceedings.

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
Financial Condition and Results of Operations

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) is divided into the following two major sections:

•
WGL Holdings — This section describes the financial condition and results of operations of WGL Holdings, Inc. (WGL Holdings or the Company) and its subsidiaries on a consolidated basis. It includes discussions of WGL Holdings’ regulated utility and non-utility operations. The majority of WGL Holdings’ operations are derived from the results of its regulated utility, Washington Gas Light Company (Washington Gas), and to a much lesser extent, the results of its non-utility operations. These unregulated, non-utility operations are wholly owned by Washington Gas Resources Corporation that is a wholly owned subsidiary of WGL Holdings. For more information on the Company’s regulated utility operations, please refer to the Management’s Discussion for Washington Gas.

•
Washington Gas — This section describes the financial condition and results of operations of Washington Gas, a wholly owned subsidiary that comprises the majority of WGL Holdings’ regulated utility segment. The financial condition and results of operations of Washington Gas’ utility operations and WGL Holdings’ regulated utility segment are essentially the same.

     Both of the major sections of Management’s Discussion—WGL Holdings and Washington Gas—should be read to obtain an understanding of the Company’s operations and financial performance. Management’s Discussion also should be read in conjunction with the respective company’s financial statements and the combined Notes to Consolidated Financial Statements thereto.

     Unless otherwise noted, earnings per share amounts are presented herein on a diluted basis, and are based on weighted average common and common equivalent shares outstanding.

EXECUTIVE OVERVIEW

     Introduction

     WGL Holdings, through its wholly owned subsidiaries, sells and delivers natural gas and provides a variety of energy-related products and services to customers primarily in Washington, D.C. and the surrounding metropolitan areas in Maryland and Virginia. WGL Holdings has three primary operating segments that are described below.

     Regulated Utility. The Company’s core subsidiary, Washington Gas, delivers natural gas to retail customers in accordance with tariffs approved by the District of Columbia, Maryland and Virginia regulatory commissions that have jurisdiction over Washington Gas’ rates. These rates are intended to provide the regulated utility with an opportunity to earn a just and reasonable rate of return on the investment devoted to the delivery of natural gas to customers. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third-party marketers. The regulated utility does not earn a profit or incur a loss when it sells the natural gas commodity because utility customers are charged for the natural gas commodity at the same cost the regulated utility incurs.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Retail Energy-Marketing. Washington Gas Energy Services (WGEServices) competes with other third-party marketers by selling natural gas and electricity directly to residential, commercial and industrial customers, both inside and outside of the regulated utility’s traditional service territory. WGEServices does not own or operate any natural gas or electric generation, transmission or distribution assets. Rather, it sells natural gas and electricity with the objective of earning a profit, and these commodities are delivered to retail customers through the assets owned by regulated utilities, such as Washington Gas or other unaffiliated natural gas or electric utilities.

     Commercial Heating, Ventilating and Air Conditioning (HVAC). The Company’s commercial HVAC operations provide turnkey, design-build and renovation projects to the commercial and government markets.

     Key Indicators of Financial Condition and Operating Performance

     Management believes that the following are key indicators for monitoring the Company’s financial condition and operating performance:

     Return on Average Common Equity. This measure is calculated by dividing net income (applicable to common stock) by average common shareholders’ equity. For the regulated utility, management compares the actual return on common equity with the return on common equity that is allowed to be earned by regulators and the return on equity that is necessary for the Company to compensate investors sufficiently and be able to continue to attract capital.

     Common Equity Ratio. This ratio is calculated by dividing total common shareholders’ equity by the sum of common shareholders’ equity, preferred stock and long-term debt (including current maturities). Maintaining this ratio in the mid-50 percent range affords the Company financial flexibility and access to long-term capital at relatively low costs. Refer to the “Liquidity and Capital Resources – General Factors Affecting Liquidity” section of Management’s Discussion for a discussion of the Company’s capital structure.

     Primary Factors Affecting WGL Holdings and Washington Gas

     The principal business, economic and other factors that affect the operations and/or financial performance of WGL Holdings and Washington Gas include:

•	weather conditions and weather patterns;
•	regulatory environment;
•	availability of natural gas supplies and interstate pipeline transportation and storage capacity;
•	natural gas prices and the prices of competing fuels such as oil and electricity;
•	changes in natural gas usage resulting from improved appliance efficiencies;
•	competitive environment;
•	environmental matters;
•	industry consolidation;
•	economic conditions and interest rates;
•	inflation/deflation;
•	labor contracts, including labor and benefit costs; and
•	potential changes in accounting principles.

     For a further discussion of the Company’s business, operating segments and the factors listed above, refer to Management’s Discussion within the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2004.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

CRITICAL ACCOUNTING POLICIES

     Preparation of financial statements and related disclosures in compliance with Generally Accepted Accounting Principles in the United States of America (GAAP) requires the selection and the application of appropriate technical accounting rules to the relevant facts and circumstances of the Company’s operations, as well as the use of estimates by management to compile the consolidated financial statements. The application of these accounting policies involves judgment regarding estimates and projected outcomes of future events, including the likelihood of success of particular regulatory initiatives or challenges, the likelihood of realizing estimates for legal and environmental contingencies, and the probability of recovering costs and investments in both the regulated utility and non-utility operations.

     The following critical accounting policies require management’s judgment and estimation, where such estimates have a material effect on the consolidated financial statements.

•	accounting for utility revenue and cost of gas recognition;
•	accounting for the effects of regulation – regulatory assets and liabilities;
•	accounting for income taxes;
•	accounting for contingencies; and
•	accounting for derivative instruments.

     For a description of these critical accounting policies, refer to Management’s Discussion within the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2004.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WGL HOLDINGS, INC.

     RESULTS OF OPERATIONS — Three Months Ended December 31, 2004 vs. December 31, 2003

     Summary Results

     WGL Holdings, Inc. reported net income of $43.1 million, or $0.88 per share, for the three months ended December 31, 2004, the first quarter of the Company’s fiscal year 2005. This represents a $3.6 million, or $0.07 per share, increase over net income reported of $39.5 million, or $0.81 per share, for the three months ended December 31, 2003. For the twelve-month period ended December 31, 2004, the Company earned a return on average common equity of 11.6 percent as compared to 12.2 percent for the corresponding prior twelve-month period.

     The increase in net income for the first three months of fiscal year 2005 was due primarily to customer growth, the impact of favorable regulatory decisions, lower depreciation and amortization expense, and reduced income tax expense. This was partially offset by lower natural gas deliveries, higher utility operation and maintenance expenses and lower earnings from the Company’s non-utility operations during the current period.

     Regulated Utility Operating Results

     The operating results of the Company’s core regulated utility operations are the primary influence on overall consolidated operating results. The regulated utility segment reported net income of $39.8 million, or $0.81 per share, for the first three months of fiscal year 2005, an increase of $5.1 million, or $0.10 per share, over net income of $34.7 million, or $0.71 per share, reported for the same three-month period of the prior fiscal year. The increase in net income was favorably affected by the addition of 27,874 active customer meters, an increase of 2.8 percent, from the end of the same quarter of the prior fiscal year. The first quarter of fiscal year 2005 also benefited by $0.03 per share from realizing a full quarter’s effect of changes in rates charged to customers that were implemented in Maryland on November 6, 2003 and the District of Columbia on November 24, 2003.

     The regulated utility’s operations are weather sensitive, with a significant portion of its revenue coming from deliveries of natural gas to residential and commercial heating customers. Weather, as measured by an industry standard called heating degree days, was 2.2 percent colder than normal in the first quarter of fiscal year 2005, as compared to 1.9 percent colder than normal for the same quarter of the prior fiscal year. Although heating degree days were relatively unchanged over the comparable quarters, total gas deliveries to firm customers fell 7.5 million therms, or 1.9 percent, to 394.5 million therms during the current quarter. Due to the relatively small number of normal heating degree days that occur in the initial part of the Company’s first fiscal quarter, actual degree days during the period may not correlate closely with total gas deliveries. The decline in total gas deliveries that occurred during the current quarter, net of increased deliveries due to customer growth, reduced net income for the first quarter of fiscal year 2005 by an estimated $1 million, or $0.02 per share.

     First quarter of fiscal year 2005 for the regulated utility segment reflects a $790,000, or 1.4 percent, increase in operation and maintenance expenses over the comparable quarter of the prior fiscal year, reducing net income by $0.01 per share for the current quarter. This slight increase primarily reflects higher employee benefit costs that were mostly offset by reduced labor costs due to nine percent fewer employees. The Company currently expects operation and maintenance expenses for all of fiscal year 2005 to rise by approximately 3.5 percent from the level incurred during fiscal year 2004.

     Earnings for the regulated utility segment also reflect lower depreciation and amortization expense for the first quarter of fiscal year 2005. The lower expense is attributable to the inclusion in the first quarter of the prior fiscal year of additional depreciation expense of $3.5 million (pre-tax), or $0.04 per share, applicable to the period from January 1, 2002 through November 11, 2002, that was recorded in connection with a December 18, 2003 Final Order of the State Corporation Commission of Virginia (SCC of VA).

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     The regulated utility also benefited during the current quarter from reduced income tax expense due to a lower effective income tax rate (primarily attributable to a non-taxable benefit of a Medicare prescription drug subsidy), lower general taxes and lower interest expense. Together these items contributed an additional $0.06 per share for this segment.

     Non-Utility Operating Results

     Total net income for the Company’s non-utility operations was $3.3 million, or $0.07 per share, for the three months ended December 31, 2004, as compared to $4.9 million, or $0.10 per share, for the same quarter of the prior fiscal year. The following table compares the financial results from non-utility activities for the quarters ended December 31, 2004 and 2003.

Net Income (Loss) Applicable to Non-Utility Activities
	Three Months Ended
	December 31,
(In thousands)	2004	2003	Variance

Retail energy-marketing	$4,108	$4,810	$(702)
Commercial HVAC	(432)	(498)	66

Subtotal	3,676	4,312	(636)
Other non-utility activities	(347)	552	(899)

Total	$3,329	$4,864	$(1,535)

     Retail Energy-Marketing. WGL Holdings’ retail energy-marketing subsidiary, WGEServices, sells natural gas and electricity in competition with other unregulated marketers to residential, commercial and industrial customers. WGEServices reported net income of $4.1 million, or $0.09 per share, for the first quarter of fiscal year 2005, as compared to net income of $4.8 million, or $0.10 per share, for the same quarter of fiscal year 2004. The decline in year-over-year earnings primarily reflects lower gross margins from the sale of natural gas that resulted largely from the volatility in the price of natural gas during the current quarter. This volatility resulted in recording a loss in the first quarter of 2005 on certain derivative instruments in the form of supply and options contracts that WGEServices holds through the winter to manage its natural gas supply risks, that reduced net income for the retail energy-marketing segment by $1.8 million (after-tax), or $0.03 per share (refer to the “Market Risk–Price Risk Related to Retail Energy-Marketing Operations” section of Management’s Discussion).

     Electric sales volumes for the current quarter were 54.7 percent lower than the comparable quarter of the prior fiscal year due to increased competition from other retail energy-marketers, as well as from below-market utility rates, that reduced sales to large commercial and governmental customers. The lower electric sales volumes in the current quarter were substantially offset by a higher electric margin per kilowatt-hour sold. The Company believes there may be future opportunities to rebuild the electric customer base as utility service offerings are periodically reset to market rates.

     Commercial HVAC. Two subsidiaries, American Combustion Industries, Inc. and Washington Gas Energy Systems, Inc., comprise the Company’s commercial HVAC operations. This operating segment reported a net loss of $432,000, or $0.01 per share, for the first quarter of fiscal year 2005, relatively unchanged from the net loss of $498,000, or $0.01 per share, reported for the same quarter of the prior fiscal year.

     Other Non-Utility Activities. Transactions not significant enough to be reported as a separate business segment are aggregated as “Other Activities” and included as part of the Company’s non-utility operations. Other non-utility activities for the current quarter reflect an $899,000 decrease in operating results from the prior year’s first quarter. The year-over-year decline was due primarily to the inclusion in the first quarter of fiscal year 2004, of a favorable after-tax adjustment of $600,000, or

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

$0.01 per share, for recoveries of loans previously charged off associated with the Company’s consumer finance business that has stopped accepting new loans.

     Interest Expense

     The following table depicts the components of interest expense for the quarters ended December 31, 2004 and 2003.

Composition of Interest Expense
	Three Months Ended
	December 31,
(In thousands)	2004	2003	Variance

Long-term debt	$10,506	$10,470	$36
Short-term debt	592	457	135
Other (includes AFUDC*)	(67)	664	(731)

Total	$11,031	$11,591	$(560)

*Represents the debt component of the Allowance for Funds Used During Construction.

     WGL Holdings’ interest expense of $11.0 million for the first three months of fiscal year 2005 decreased $560,000 from the same period last year due primarily to a $731,000 reduction in interest expense associated with miscellaneous items. The current period also reflects a $135,000 increase in interest costs on short-term borrowings due to an increase in the weighted average cost of these borrowings, partially offset by lower weighted average balances.

     LIQUIDITY AND CAPITAL RESOURCES

     General Factors Affecting Liquidity

     It is important for the Company to have access to short-term debt markets to maintain satisfactory liquidity to operate its businesses on a near-term basis. Acquisition of natural gas, electricity, pipeline capacity, and the need to finance accounts receivable are the most significant short-term financing requirements of the Company. The need for long-term capital is driven primarily by capital expenditures and maturities of long-term debt.

     Significant swings can take place in the level of short-term debt required by the Company due primarily to changes in the price and volume of natural gas and electricity purchased to satisfy customer demand, and also due to seasonal cash collections on accounts receivable. Backup financing to the Company’s commercial paper program in the form of revolving credit agreements enables the Company to maintain access to short-term debt markets. The ability of the Company to obtain such financing depends on its credit ratings, which are greatly affected by the Company’s financial performance and the liquidity of financial markets. Also potentially affecting access to short-term debt capital is the nature of any restrictions that might be placed upon the Company such as ratings triggers or a requirement to provide creditors with additional credit support in the event of a determination of insufficient creditworthiness.

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

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     The Company has a goal to maintain its common equity ratio in the mid-50 percent range of total consolidated capital. In addition, the Company typically reduces short-term debt balances in the spring because a significant portion of the Company’s current assets is converted into cash at the end of the winter heating season. Accomplishing these capital structure objectives and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for the Company and Washington Gas, and to allow access to capital at reasonable costs. As of December 31, 2004, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 57.1 percent common equity, 1.8 percent preferred stock and 41.1 percent long-term debt. The cash flow requirements of the Company and the ability to provide satisfactory resources to satisfy those requirements are primarily influenced by the activities of Washington Gas and to a lesser extent the non-utility operations.

     The Company believes it has sufficient liquidity to satisfy its financial obligations. At December 31, 2004, the Company did not have any restrictions on its cash balances that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.

     Short-Term Cash Requirements and Related Financing

     The regulated utility’s business is weather sensitive and seasonal, causing short-term cash requirements to vary significantly during the year, and from year-to-year for the same quarter. Over 75 percent of the total therms delivered in the regulated utility’s service area (excluding deliveries to two electric generation facilities) occur during the first and second fiscal quarters. Cash requirements peak in the fall and winter months when accounts receivable, accrued utility revenues and storage gas inventories are at their highest levels. After the winter heating season, many of these assets are converted into cash, which Washington Gas generally uses to reduce and sometimes eliminate short-term debt and to acquire storage gas for the next heating season.

     The Company’s retail energy-marketing subsidiary, WGEServices, has seasonal short-term cash requirements resulting from its need to purchase storage gas inventory in advance of the period in which the storage gas is sold. In addition, WGEServices must continually pay its suppliers of natural gas and electricity before it collects its accounts receivable balances resulting from these sales. WGEServices derives its capital to finance these activities from short-term debt issued by the Company.

     Both the regulated utility and the retail energy-marketing segment maintain storage gas inventory. WGEServices maintains storage gas inventory that is assigned to it by natural gas utilities such as Washington Gas. Storage gas inventories represent gas purchased from producers and are stored in facilities primarily owned by interstate pipelines. The regulated utility and retail energy-marketing subsidiary generally pay for storage gas between heating seasons and withdraw it during the heating season. Significant variations in storage gas balances between years are possible, and are caused by the price paid to producers and marketers, which is a function of short-term market fluctuations in gas costs, and changing requirements for storage volumes. For the regulated utility, such costs become a component of the cost of gas recovered from customers when volumes are withdrawn from storage. In addition, the regulated utility is able to specifically earn and recover its pre-tax cost of capital related to the varying level of the storage gas inventory balance it carries in each of the three jurisdictions in which it operates.

     Variations in the timing of collections of gas costs under the regulated utility’s gas cost recovery mechanisms and the level of refunds from pipeline companies that will be returned to customers can significantly affect short-term cash requirements.

     The Company and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal requirements. The Company’s policy is to maintain back-up bank credit facilities in an amount equal to or greater than its expected maximum commercial paper position. As of December 31, 2004, Washington Gas and WGL Holdings each had a credit agreement with a group of commercial banks in the amount of $175 million in support of their short-term debt requirements. The credit facility for Washington Gas expires on April 28, 2009, and permits the

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

regulated utility to request until April 28, 2005, and the banks to approve, an additional line of credit of $100 million above the original credit limit, for a maximum potential total of $275 million. WGL Holdings’ credit facility expires on April 27, 2007, and permits the Company to request until April 28, 2005, and the banks to approve, an additional line of credit of $50 million above the original credit limit, for a maximum potential total of $225 million. As of December 31, 2004, there were no outstanding borrowings under either the Washington Gas or WGL Holdings credit facility.

     As of December 31, 2004, WGL Holdings had $20.0 million borrowed from a commercial bank under an uncommitted credit facility. This $20.0 million was repaid in full on January 10, 2005.

     In addition to the $20.0 million outstanding under the uncommitted credit facility as discussed above, the Company had outstanding notes payable through the issuance of commercial paper of $140.6 million at December 31, 2004 as compared to $95.6 million outstanding at September 30, 2004. Included in these consolidated balances were $68.2 million and $18.7 million in commercial paper that Washington Gas had outstanding at December 31, 2004 and September 30, 2004, respectively. The increase in notes payable is primarily due to an increase in the Company's working capital requirements.

     Long-Term Cash Requirements and Related Financing

     The Company’s long-term cash requirements primarily depend upon the level of capital expenditures, long-term debt maturity requirements and decisions to refinance long-term debt. The Company devotes the majority of its capital expenditures to adding new regulated utility customers in its existing service area. At December 31, 2004, Washington Gas was authorized to issue up to $213.0 million of long-term debt under a shelf registration that was declared effective by the Securities and Exchange Commission on April 24, 2003. On May 20, 2003, Washington Gas executed a Distribution Agreement with certain financial institutions for the issuance and sale of debt securities included in the shelf registration statement. Washington Gas intends to file a new registration statement in the spring of 2005.

     Security Ratings

     The table below reflects the current credit ratings for the outstanding debt instruments of WGL Holdings and Washington Gas. Changes in credit ratings may affect the Company’s cost of short-term and long-term debt and its access to the credit markets.

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
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments

     The Company has certain contractual obligations incurred in the normal course of business that require it to make fixed and determinable payments in the future. These commitments include long-term debt, lease obligations, unconditional purchase obligations for pipeline capacity, transportation and storage services, and certain natural gas and electricity commodity commitments.

     Reference is made to the “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” section of Management’s Discussion in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, for a detailed discussion of these contractual obligations. Note 5 of the Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K includes a discussion of long-term debt, including debt maturities. Reference is made to Note 14 of the Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K that reflects information about the various contracts of Washington Gas and WGEServices.

     Financial Guarantees. WGL Holdings has guaranteed payments for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At December 31, 2004, these guarantees totaled $217.0 million. Termination of these guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings also had guarantees totaling $6.0 million at December 31, 2004 that were made on behalf of certain of its non-utility subsidiaries associated with their banking transactions. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.

     Construction Project Financing. In October 2000, Washington Gas contracted with the U.S. General Services Administration (GSA) to construct certain facilities at the GSA central plant in Washington, D.C. Payments to Washington Gas for this construction were to be made by the GSA over a 15-year period. In November 2000, Washington Gas and General Electric Capital Assurance Company (GEFA) entered into a long-term financing arrangement, whereby GEFA funded this construction project. Under the terms of this financing arrangement, Washington Gas assigned to GEFA the 15-year stream of payments due from the GSA. The final amount of this long-term financing arrangement, including amendments, change orders, origination fees and capitalized finance charges was $69.4 million. As the long-term financing from GEFA was funded, Washington Gas established a note receivable representing the GSA’s obligation to remit principal and interest. Upon completion and acceptance of phases of the construction project, Washington Gas accounted for the transfer of the financed asset as an extinguishment of long-term debt and removed both the note receivable and long-term financing from its financial statements. In December 2004, all remaining work under the construction project was fully accepted by the GSA. Accordingly, the remaining note receivable and corresponding long-term note payable related to the GSA construction project were removed from the Company’s financial statements at December 31, 2004. As a result of GSA’s final acceptance, GEFA has no further recourse against the Company related to the extinguished long-term debt.

     Cash Flows Used in Operating Activities

     The primary drivers for the Company’s operating cash flows are cash payments received from gas customers, offset by payments made by the Company for gas costs, for operation and maintenance expenses, taxes and interest costs. Current interest expense reflects the favorable effect of relatively low short-term interest rates, a condition that has begun to change as short-term interest rates have risen.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     During quarters ended December 31, the first quarter of the Company’s fiscal year, the Company generates a large portion of its annual net income due to the significant volumes of natural gas that are delivered by the regulated utility during the winter heating season. Variations in the level of net income reported for the quarter ended December 31 may be significant because of the variability of weather and other related factors from one quarter in a year to the same quarter in the subsequent year. Generating large sales volumes during the quarter ended December 31 increases accounts receivable from the level at September 30; likewise, accounts payable increases to pay providers of the natural gas commodity. Accounts payable for the natural gas commodity can also vary significantly from one period to the next because of the volatility in the price of natural gas. Since payments for natural gas and pipeline capacity need to be made to suppliers before accounts receivable are collected from customers, the Company increases its short-term debt financing from the level at September 30. Storage gas inventories, which usually peak by November 1, are partially drawn down in the quarter ended December 31, and provide a source of cash as this asset is used to satisfy winter sales demand. Gas costs due from or to customers and deferred purchased gas costs, which represent the difference between gas costs that have been paid to suppliers and what has been collected from customers, can also cause significant variations in cash flows from period to period.

     Net cash used in operating activities totaled $18.6 million for the first three months of fiscal year 2005. A description of certain material changes in working capital from September 30, 2004 to December 31, 2004 is listed below:

•	Accounts receivable and accrued utility revenues increased $212.5 million, primarily due to the onset of the Company’s heating season and the increased sales that resulted during this period.

•	Storage gas inventory levels decreased $19.0 million from September 30, 2004 as volumes were withdrawn to satisfy a portion of sales demand during the winter heating season.

•	Accounts payable increased $57.5 million, largely attributable to increased gas purchases to match the increased sales demand.

     Cash Flows Provided by Financing Activities

     Cash flows provided by financing activities were $48.7 million for the three months ended December 31, 2004. An increase in notes payable of $64.9 million, due to increased working capital requirements, was the primary driver of this increase. This increase was partially offset by a common stock dividend payment of $15.8 million.

     Cash Flows Used in Investing Activities

     During the three months ended December 31, 2004, cash flows used in investing activities totaled $26.0 million, primarily for capital expenditures made on behalf of the regulated utility.

     CREDIT RISK

     Regulated Utility Operations

     Certain suppliers that sell gas to Washington Gas have either relatively low credit ratings or are not rated by major credit rating agencies. In the event of a supplier’s failure to deliver contracted volumes of gas, the regulated utility may need to replace those volumes at prevailing market prices, which may be higher than the original transaction prices, and pass these costs through to its sales customers under the purchased gas cost adjustment mechanisms (refer to the “Market Risk—Price Risk Related to

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Regulated Utility Operations” section of Management’s Discussion). To manage this supplier credit risk, Washington Gas screens suppliers’ creditworthiness and asks suppliers as necessary for financial assurances, including letters of credit, parental guarantees, and surety bonds to mitigate adverse price exposures that could occur if a supplier defaults.

     Retail Energy-Marketing Operations

     Natural Gas. Similar to the regulated utility, certain suppliers that sell gas to WGEServices have either relatively low credit ratings or are not rated by major credit rating agencies. Depending on the future ability of these suppliers to deliver natural gas under existing contracts, WGEServices could be financially exposed for the difference between the price at which WGEServices has contracted to buy natural gas, and the cost of any replacement natural gas that may need to be purchased. WGEServices has a wholesale supplier credit policy that is designed to mitigate wholesale credit risks through a requirement for credit enhancements. Per the terms of this policy, WGEServices has obtained credit enhancements from certain of its gas suppliers.

     Electricity. For a discussion of the credit risk associated with WGEServices’ electricity suppliers, refer to the “Market Risk—Price Risk Related to Retail Energy-Marketing Operations” section of Management’s Discussion.

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

     In order to mitigate commodity price risk for its firm customers, Washington Gas has specific regulatory approval in the District of Columbia, Maryland and Virginia to hedge contracts for a limited portion of its natural gas purchases. Additionally, the regulated utility purchases natural gas under contracts that provide for volumetric variability. Certain of these contracts are required to be recorded at fair value (refer to Note 6 of the Notes to Consolidated Financial Statements—Derivative Instruments for a discussion of the accounting for these derivative instruments). As of December 31, 2004 and September 30, 2004, the Company recorded a payable on its balance sheet reflecting a fair value loss of $5.3 million and $8.2 million, respectively, related to its variable gas purchase contracts, with a corresponding amount recorded as a regulatory asset in accordance with regulatory accounting requirements for recoverable costs in each jurisdiction.

     The regulated utility also mitigates price risk by injecting natural gas into storage during the summer months when prices are generally lower and less volatile, and withdraws that gas during the winter heating season when prices are generally higher and more volatile.

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

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Natural Gas. WGEServices is exposed to market risk to the extent it does not closely match the timing and volume of natural gas it purchases with the related fixed price or indexed sales commitments. WGEServices’ risk management policies and procedures are designed to minimize these risks. WGEServices also faces risk in that approximately 60 percent of its annual natural gas sales volumes are subject to variations in customer demand caused by fluctuations in weather. Purchases of natural gas to fulfill retail sales commitments are made generally under fixed-volume contracts that are based on normal weather assumptions. If there is a significant deviation from normal weather that causes purchase commitments to differ significantly from sales levels, WGEServices may be required to buy incremental natural gas or sell excess natural gas at prices that negatively impact gross margins. WGEServices manages this volumetric risk by using storage gas inventory and peaking services offered to marketers by the regulated utilities that provide delivery service for WGEServices customers. WGEServices also manages price risk through the use of derivative instruments. At December 31, 2004, these derivative instruments were recorded on the Company’s consolidated balance sheet as a fair value loss of $514,000 as compared to a fair value gain of $719,000 recorded at September 30, 2004. WGEServices recorded a loss of $2.1 million (pre-tax) and a gain of $854,000 (pre-tax) during the first quarter of fiscal years 2005 and 2004, respectively, related to these derivatives.

     Electricity. For its electric business, WGEServices has significantly limited its volumetric and price risks by purchasing full requirements supply from wholesale electricity suppliers under master purchase and sale agreements. WGEServices’ principal supplier of electricity is Mirant Americas Energy Marketing L.P. (MAEM), an indirect wholly owned subsidiary of Mirant Corporation (Mirant). WGEServices purchases full requirements services from MAEM, including electric energy, capacity and certain ancillary services, for resale to retail electric customers. MAEM assumes the risk for any volume and price risks associated with sales made by WGEServices.

     On July 14, 2003, Mirant and substantially all of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. MAEM was included in these bankruptcy filings. Since the bankruptcy filing, MAEM has continued to honor its supply obligations to WGEServices. The majority of the obligations to WGEServices under the pre-bankruptcy petition MAEM contracts expired on or before December 31, 2004, and the remainder of these contracts will expire by the end of October 2005. Future performance by MAEM may be subject to further developments in the bankruptcy proceedings.

     The performance risk associated with the pre-bankruptcy petition MAEM contracts is mitigated through a Security and Escrow agreement entered into between WGEServices and MAEM prior to the bankruptcy filing. Under the Security and Escrow agreement, WGEServices has access to collateral that was intended to cover the difference between the current market price of electricity and the price at which WGEServices has contracted to buy electricity from MAEM. WGEServices has the contractual right to draw on the escrow funds in the account (which totaled $1.0 million and $3.0 million as of December 31, 2004 and September 30, 2004, respectively) if the pre-bankruptcy petition contracts between WGEServices and MAEM are terminated. Under the terms of the Security and Escrow agreement, the amount of collateral in the escrow account was reduced to $100,000 on January 25, 2005. Accordingly, WGEServices is potentially exposed to any excess damages above this escrow account balance in the event of contract rejection.

     On January 19, 2005, Mirant filed a plan of reorganization in connection with its bankruptcy. The plan proposes that upon MAEM’s emergence from bankruptcy, any pre-bankruptcy petition executory contracts not expressly assumed would be rejected. At this time, WGEServices’ pre-bankruptcy petition contracts have not been expressly assumed, and there is no assurance that they will be.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Should MAEM reject the WGEServices pre-bankruptcy petition contracts either prior to or at the time of its emergence from bankruptcy, WGEServices estimates that its potential exposure is not material to its operations or financial position. This estimate of WGEServices’ exposure to contract termination is based upon acquiring supply, priced at forward electricity prices through the expiration of the existing sales contracts. The actual exposure for WGEServices may differ from the estimate due to the timing of contract terminations, deviations from normal weather, changes in future market conditions or other factors.

     In October 2003, WGEServices and MAEM signed a post-bankruptcy petition contract that enables WGEServices to renew expiring contracts with its current electric customers and to make purchases for new customers. These post-bankruptcy petition contracts include provisions that allow WGEServices to net payables to MAEM against any damages that might result from default on the part of MAEM, and allow WGEServices to request collateral under certain situations.

     WGEServices has made efforts to reduce its reliance on a single supplier. In addition to MAEM, WGEServices has separate master purchase and sale agreements under which it purchases full requirements services from three wholesale electricity suppliers. These electric supplier contracts either have investment grade credit ratings or provide guarantees from companies with investment grade credit ratings. Electric suppliers other than MAEM accounted for less than ten percent of WGEServices’ electric purchases for the three months ended December 31, 2004.

     Value-At-Risk. WGEServices also measures the market risk of its energy commodity portfolio and employs risk control mechanisms to measure and determine mitigating steps related to market risk, including the determination and review of value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. For the natural gas portfolio, based on a 95 percent confidence interval, WGEServices’ value-at-risk at December 31, 2004 was approximately $405,000 for a one-day holding period. WGEServices also calculates the value of its open position related to natural gas, which measures the amount of additional transactions that would be required to close the volumetric differential between its purchase and sales commitments. As of December 31, 2004, WGEServices would have had to increase its forward purchase commitments by approximately $3.3 million to close its open position.

     Interest-Rate Risk

     The Company is exposed to interest-rate risk associated with its debt financing costs. The Company utilizes derivative financial instruments from time to time in order to minimize its exposure to interest-rate risk.

     In September 2004, Washington Gas entered into two forward-starting swaps with an aggregate notional principal amount of $60.5 million. These swaps are intended to mitigate a substantial portion of the risk of rising interest rates associated with anticipated future debt issuances, and are scheduled to terminate concurrent with the execution of debt transactions planned in fiscal year 2005. These swaps were designated as cash flow hedges in accordance with SFAS No. 133, as amended, and are carried at fair value. At December 31, 2004, these swaps had fair value losses totaling $952,000. Refer to Note 6 of the Notes to Consolidated Financial Statements—Derivative Instruments for a further discussion of the accounting for these transactions.

     As discussed in this report, the Company and Washington Gas utilize commercial paper to satisfy short-term borrowing requirements. Recently, short-term interest rates have been relatively low in relation to historical levels. Actions and communications by the Federal Reserve in the past year, however, have resulted in increases in short-term interest rates and have signaled a likely continuation of these increases. Increases in short-term interest rates will reduce the profitability of the Company and Washington Gas to the extent those higher interest rates are not timely reflected in utility rates or the prices charged by WGEServices.

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

     RESULTS OF OPERATIONS — Three Months Ended December 31, 2004 vs. December 31, 2003

     Summary Results

     Washington Gas reported net income applicable to common stock of $39.9 million for the three months ended December 31, 2004 as compared to net income of $35.7 million reported for the same period of the prior fiscal year.

     Utility Net Revenues

     Net revenues for Washington Gas were $163.2 million for the current quarter, an increase of $478,000 over net revenues of $162.8 million reported for the same quarter in fiscal year 2004. The increase in net revenues primarily reflects the addition of 27,874 active customer meters, an increase of 2.8 percent, from the end of the same quarter of the prior fiscal year, as well as a full quarter’s effect of favorable changes in rates charged to customers that were implemented in Maryland on November 6, 2003 and the District of Columbia on November 24, 2003. These increases were offset by lower natural gas deliveries, as shown and discussed below.

Gas Deliveries, Weather and Meter Statistics
	Three Months Ended			Percent
	December 31,			Increase
	2004	2003	Variance	(Decrease)
Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	256,814	266,643	(9,829)	(3.7)
Gas Delivered for Others	137,719	135,424	2,295	1.7

Total Firm	394,533	402,067	(7,534)	(1.9)

Interruptible
Gas Sold and Delivered	2,156	3,022	(866)	(28.7)
Gas Delivered for Others	77,498	81,894	(4,396)	(5.4)

Total Interruptible	79,654	84,916	(5,262)	(6.2)

Electric Generation—Delivered for Others	9,307	10,568	(1,261)	(11.9)

Total Deliveries	483,494	497,551	(14,057)	(2.8)

Degree Days
Actual	1,389	1,388	1	—
Normal	1,359	1,362	(3)	—
Percent Colder Than Normal	2.2%	1.9%	n/a	n/a
Active Customer Meters (end of period)	1,006,227	978,353	27,874	2.8
New Customer Meters Added	8,472	8,950	(478)	(5.3)

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

     Weather was 2.2 percent colder than normal in the first quarter of fiscal year 2005, as compared to 1.9 percent colder than normal for the same quarter of the prior fiscal year. Although heating degree days remained relatively unchanged over the comparable quarters, total gas deliveries to firm customers declined 7.5 million therms, or 1.9 percent, to 394.5 million therms during the current quarter. Due to the relatively small number of normal heating degree days that occur in the initial part of the Company’s first fiscal quarter, actual degree days during the period may not correlate closely with total gas deliveries.

     Many customers choose to buy the natural gas commodity from third-party marketers, rather than purchase the natural gas commodity and delivery service from Washington Gas on a “bundled” basis. Gas delivered to firm customers but purchased from third-party marketers represented 34.9 percent of total firm therms delivered during the quarter ended December 31, 2004, compared to 33.7 percent delivered during the quarter ended December 31, 2003. On a per unit basis, Washington Gas earns the same net revenues from delivering gas for others as it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from Washington Gas. Therefore, the regulated utility does not experience any loss in net revenues when customers choose to purchase the natural gas commodity from a third-party marketer.

     Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customers when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers decreased 6.2 percent during the first quarter of fiscal year 2005 when compared to the same quarter last year, primarily due to customers’ use of alternative fuels because of higher natural gas prices.

     The effect on net income of any changes in delivered volumes and prices to the interruptible class is limited by margin-sharing arrangements that are included in Washington Gas’ rate designs. Under these arrangements, except as noted below as it relates to Virginia operations, Washington Gas shares a majority of the margins earned on interruptible gas sales and deliveries to firm customers after a gross margin threshold is reached. A portion of the fixed costs for servicing interruptible customers is collected through the firm customers’ rate design. In the Virginia jurisdiction, Washington Gas shares only margins on interruptible gas sales with firm customers; interruptible delivery service rates are based on the cost of service, and Washington Gas retains all revenues from interruptible delivery service.

     Gas Service for Electric Generation. Washington Gas sells and/or delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the current quarter, deliveries to these customers decreased 11.9 percent to 9.3 million therms, reflecting the use by these customers of alternative fuels primarily due to higher natural gas prices. Washington Gas shares a significant majority of the margins earned from gas deliveries to these customers with firm customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Utility Operating Expenses

     Operation and Maintenance Expenses. Operation and maintenance expenses of $56.4 million for the three months ended December 31, 2004 were $765,000, or 1.4 percent, over the comparable three-month period of the prior fiscal year. This increase primarily reflects higher employee benefit costs that were mostly offset by reduced labor costs due to nine percent fewer employees.

     Depreciation and Amortization. Depreciation and amortization expense was $22.0 million for the first quarter of fiscal year 2005, a decrease of $3.0 million, or 12 percent, from the same quarter of the prior fiscal year. This decrease is attributable primarily to the inclusion in the first quarter of the prior fiscal year of additional depreciation expense unrelated to that period of $3.5 million (pre-tax) that was recorded in connection with a December 18, 2003 Final Order of the SCC of VA (refer to the “Regulatory Matters ” section of Management’s Discussion).

     Income Taxes. Income taxes for the current quarter decreased $740,000, or three percent, from the prior year’s first quarter due to a lower effective income tax rate that is primarily attributable to a non-taxable benefit associated with a Medicare prescription drug subsidy. This subsidy resulted from a law enacted in December 2003 that entitles the Company to a federal subsidy for sponsoring prescription drug benefits for retirees that are at least actuarially equivalent to the benefit to be provided under Medicare.

     Interest Expense

     The explanations for changes in Washington Gas’ interest expense are substantially the same as the explanations included in the Management’s Discussion of WGL Holdings. Those explanations are incorporated herein by reference into this discussion.

     LIQUIDITY AND CAPITAL RESOURCES

     Liquidity and capital resources for Washington Gas are substantially the same as the liquidity and capital resources discussion included in the Management’s Discussion of WGL Holdings (except for certain items and transactions that pertain to WGL Holdings and its unregulated subsidiaries) that, therefore, are incorporated herein by reference into this discussion.

     REGULATORY MATTERS

     The Company’s operating results for the three months ended December 31, 2004, when compared to the same three-month period of the prior fiscal year, reflect a full quarter’s effect of favorable regulatory decisions that were implemented in Maryland on November 6, 2003 and the District of Columbia on November 24, 2003. Regulatory matters pending in the Virginia jurisdiction are discussed below. For a further discussion of regulatory matters in all jurisdictions, refer to the Company’s fiscal year 2004 Annual Report on Form 10-K.

     Virginia Jurisdiction

     On December 18, 2003, the SCC of VA issued a Final Order in response to an application filed by Washington Gas on June 14, 2002 to increase annual revenues in Virginia. The Final Order granted Washington Gas an increase in annual revenues of $9.9 million, reflecting an allowed rate of return on common equity of 10.50 percent and an overall rate of return of 8.44 percent. In the Final Order, the SCC of VA ordered that the implementation date of new depreciation rates should be January 1, 2002, as opposed to November 12, 2002 as originally requested and implemented by Washington Gas. This required Washington Gas to record additional depreciation expense in the quarter ended December 31, 2003 of approximately $3.5 million, on a pre-tax basis, that related to the period from January 1, 2002 through November 11, 2002.

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     The SCC of VA also ordered Washington Gas to reduce its rate base related to net utility plant by $28 million, which is net of accumulated deferred income taxes of $14 million, and to establish an equivalent regulatory asset that the Company has done for regulatory accounting purposes only. This regulatory asset represents the difference between the accumulated reserve for depreciation recorded on the books of Washington Gas and a theoretical reserve that was derived by the Staff of the SCC of VA (VA Staff) as part of its review of Washington Gas’ depreciation rates, less accumulated deferred income taxes. This regulatory asset is being amortized, for regulatory accounting purposes only, as a component of depreciation expense over 32 years pursuant to the Final Order. The SCC of VA provided for both a return on, and a return of, this regulatory asset established for regulatory accounting purposes.

     In approving the treatment described in the preceding paragraph, the SCC of VA further ordered that an annual “earnings test” be performed to determine if Washington Gas has earned in excess of its allowed rate of return on common equity for its Virginia operations. The current procedure for performing this earnings test does not normalize the actual return on equity for the effect of weather over the applicable twelve-month period. To the extent that Washington Gas earns in excess of its allowed return on equity in any annual earnings test period, Washington Gas is required to increase depreciation expense (after considering the impact of income tax benefits) and increase the accumulated reserve for depreciation for the amount of the actual earnings in excess of the earnings produced by the 10.50 percent allowed return on equity. Under the SCC of VA’s requirements for performing earnings tests, if weather is warmer than normal in a particular annual earnings test period, Washington Gas is not allowed to restore any amount of earnings previously eliminated as a result of this earnings test. These annual earnings tests will continue to be performed until the $28 million difference between the accumulated reserve for depreciation recorded on Washington Gas’ books and the theoretical reserve derived by the VA Staff, net of accumulated deferred income taxes, is eliminated or the level of the regulatory asset established for regulatory accounting purposes is adjusted as a result of a future depreciation study. Based on data through December 31, 2004, Washington Gas concluded that no adjustments were necessary in the quarter ended December 31, 2004, in connection with earnings tests performed to date. This assessment could change if the SCC of VA differs with management’s calculations or methodology.

     On January 27, 2004, Washington Gas filed an expedited rate case with the SCC of VA to increase annual revenues in Virginia by $19.6 million, with an overall rate of return of 8.70 percent and a 10.50 percent return on equity. On February 26, 2004, based upon expedited rate case filing procedures, Washington Gas placed the proposed revenue increase into effect, subject to refund, pending the SCC of VA’s final decision in the proceeding.

     On September 27, 2004, the SCC of VA issued a Final Order approving a Stipulation that resolved all issues related to Washington Gas’ January 27, 2004 expedited rate case application filed with the SCC of VA. The Stipulation ordered no change in Washington Gas’ annual base revenues, and for Washington Gas to maintain its allowed rate of return on common equity of 10.50 percent and overall rate of return of 8.44 percent that had been approved by the December 18, 2003 Final Order as previously discussed. Accordingly, refunds to customers, with interest, were made during the December 2004 billing cycle for the amount of the proposed annual revenue increase that had been collected since February 26, 2004. Based on the terms of the Stipulation, the Company implemented billing rates commencing October 4, 2004 that reflected the level of annual revenues determined in the December 18, 2003 Final Order, and implemented the agreed upon changes in rate design that were contained in the Stipulation.

     The Stipulation also provided for a one-time credit to all Virginia customers of $3.2 million for certain liabilities that were previously recorded by Washington Gas. This one-time credit was made to customers during the January 2005 billing cycle. Providing this credit to customers did not have an effect on earnings of Washington Gas. On December 17, 2004, in accordance with the Stipulation, Washington Gas filed with the SCC of VA an earnings test calculation for the twelve-month period

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (concluded)

ended December 31, 2003. As discussed previously, there was no effect on net income for the three months ended December 31, 2004 related to this earnings test. Future annual earnings test calculations will be estimated by the Company quarterly, and when appropriate, accounting adjustments will be recorded.

     On January 31, 2005, Washington Gas filed a proposed Weather Normalization Adjustment clause (WNA) with the SCC of VA. If approved by the SCC of VA, the WNA is intended to reduce the effect of weather volatility both on customers’ bills and on the Company’s earnings. The proposed implementation of the WNA by Washington Gas is January 2006, with the first adjustments to customer bills proposed to occur in the first quarter of fiscal year 2007.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following issues related to the Company’s market risk are included under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and are incorporated herein by reference into this discussion. Also refer to Item 7A in the Company’s 2004 Annual Report on Form 10-K.

•	Price Risk Related to Regulated Utility Operations

•	Price Risk Related to Retail Energy-Marketing Operations

•	Interest-Rate Risk

ITEM 4. CONTROLS AND PROCEDURES

     Senior management, including the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ and Washington Gas’ disclosure controls and procedures as of December 31, 2004. Based on this evaluation process, the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that WGL Holdings’ and Washington Gas’ disclosure controls and procedures are effective. There have been no changes in the Registrants’ internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the registrants’ internal control over financial reporting.

WGL Holdings, Inc.
Washington Gas Light Company
Part II — Other Information
Item 6 — Exhibits

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits:

10.1	Service Agreement, effective February 1, 2005, with East Tennessee Natural Gas Company related to Firm Transportation.

31.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Frederic M. Kline, the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Frederic M. Kline, the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

WGL HOLDINGS, INC.

and

WASHINGTON GAS LIGHT COMPANY
(Co-Registrants)

Date:	February 9, 2005	/s/ Mark P. O’Flynn
Mark P. O’Flynn
Controller
(Principal Accounting Officer)