Form 10-Q
period 2005-03-31
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2005-05-10
CIK 104819, 1103601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

OR

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	Exact name of registrant as specified in its charter and principal office address and telephone number	State of Incorporation	I.R.S. Employer I.D. Number
1-16163	WGL Holdings, Inc. 101 Constitution Ave., N.W. Washington, D.C. 20080 (703) 750-2000	Virginia	52-2210912
0-49807	Washington Gas Light Company 101 Constitution Ave., N.W. Washington, D.C. 20080 (703) 750-4440	District of Columbia and Virginia	53-0162882

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether each registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of the latest practicable date:

WGL Holdings, Inc. common stock, no par value, outstanding as of April 30, 2005: 48,692,876 shares.

All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of April 30, 2005.

WGL Holdings, Inc.
Washington Gas Light Company

For the Quarter Ended March 31, 2005

Table of Contents

PART I. Financial Information
Item 1. Financial Statements
WGL Holdings, Inc.
Consolidated Balance Sheets	1
Consolidated Statements of Income	2
Consolidated Statements of Cash Flows	3

Washington Gas Light Company
Balance Sheets	4
Statements of Income	5
Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7
WGL Holdings, Inc. and Washington Gas Light Company—Combined

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	22
WGL Holdings, Inc.	25
Washington Gas Light Company	40

Item 3. Quantitative and Qualitative Disclosures About Market Risk	47

Item 4. Controls and Procedures	47

PART II. Other Information
Item 4. Submission of Matters to a Vote of Security Holders	48

Item 6. Exhibits	48

Signature	50

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

     Part I — Financial Information in this Quarterly Report on Form 10-Q includes separate financial statements (i.e., balance sheets, statements of income and statements of cash flows) for consolidated WGL Holdings and Washington Gas.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

     Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans,” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” and “could.” Although the registrants, WGL Holdings and Washington Gas, believe such forward-looking statements are based on reasonable assumptions, they cannot give assurance that every objective will be achieved. Forward-looking statements speak only as of today, and the registrants assume no duty to update them. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	the level and rate at which costs and expenses are incurred in connection with constructing, operating and maintaining the Company’s natural gas distribution system;
•	variations in weather conditions from normal levels;
•	changes in economic, competitive, political and regulatory conditions and developments;
•	changes in capital and energy commodity market conditions;
•	changes in credit ratings of debt securities of WGL Holdings or Washington Gas that may affect access to capital or the cost of debt;
•	changes in credit market conditions and creditworthiness of customers and suppliers;
•	changes in relevant laws and regulations, including tax, environmental and employment laws and regulations;
•	legislative, regulatory and judicial mandates or decisions affecting business operations or the timing of recovery of costs and expenses;
•	the timing and success of business and product development efforts and technological improvements;
•	the pace of deregulation efforts and the availability of other competitive alternatives;
•	terrorist activities; and
•	other uncertainties.

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

ii

WGL Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
Part I — Financial Information
Item 1— Financial Statements

	March 31,	September 30,
(In thousands)	2005	2004

ASSETS
Property, Plant and Equipment
At original cost	$2,704,566	$2,667,924
Accumulated depreciation and amortization	(780,638)	(752,373)

Net property, plant and equipment	1,923,928	1,915,551

Current Assets
Cash and cash equivalents	72,214	6,587
Receivables
Accounts receivable	391,853	158,590
Gas costs due from customers	647	4,099
Accrued utility revenues	84,523	16,832
Allowance for doubtful accounts	(16,954)	(16,042)

Net receivables	460,069	163,479

Materials and supplies—principally at average cost	14,312	15,232
Storage gas—at cost (first-in, first-out)	52,347	217,630
Deferred income taxes	15,481	13,178
Other prepayments—principally taxes	11,131	12,260
Other	6,236	4,494

Total current assets	631,790	432,860

Deferred Charges and Other Assets
Regulatory assets
Gas costs	35,812	16,098
Other	43,501	45,847
Prepaid qualified pension benefits	73,917	71,869
Other	6,906	22,683

Total deferred charges and other assets	160,136	156,497

Total Assets	$2,715,854	$2,504,908

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$945,490	$853,424
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	523,692	590,164

Total capitalization	1,497,355	1,471,761

Current Liabilities
Current maturities of long-term debt	90,616	60,639
Notes payable	82,910	95,634
Accounts payable	207,954	178,970
Wages payable	17,549	16,813
Accrued interest	2,833	2,781
Dividends declared	16,520	16,142
Customer deposits and advance payments	28,596	14,450
Gas costs due to customers	51,248	7,815
Accrued taxes	71,318	16,627
Other	2,622	3,040

Total current liabilities	572,166	412,911

Deferred Credits
Unamortized investment tax credits	14,496	14,944
Deferred income taxes	283,123	268,540
Accrued pensions and benefits	39,507	37,047
Regulatory liabilities
Accrued asset removal costs	261,751	251,695
Other	19,201	22,079
Other	28,255	25,931

Total deferred credits	646,333	620,236

Commitments and Contingencies (Note 10)

Total Capitalization and Liabilities	$2,715,854	$2,504,908

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Income (Unaudited)
Part I — Financial Information
Item 1— Financial Statements (continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2005	2004	2005	2004

UTILITY OPERATIONS
Operating Revenues	$635,226	$588,648	$1,044,177	$963,962
Less: Cost of gas	384,559	336,986	613,170	535,764
Revenue taxes	23,779	20,510	40,874	34,279

Utility Net Revenues	226,888	231,152	390,133	393,919

Other Operating Expenses
Operation	50,379	50,691	97,340	95,663
Maintenance	9,158	10,527	18,195	20,763
Depreciation and amortization	21,418	22,961	43,614	48,166
General taxes	12,197	10,782	21,254	20,653
Income taxes	46,677	49,629	70,714	74,387

Utility Other Operating Expenses	139,829	144,590	251,117	259,632

Utility Operating Income	87,059	86,562	139,016	134,287

NON-UTILITY OPERATIONS
Operating Revenues
Retail energy-marketing	285,918	265,680	491,206	467,938
Heating, ventilating and air conditioning (HVAC)	10,006	7,246	19,524	14,780
Other non-utility activities	319	678	613	861

Non-Utility Operating Revenues	296,243	273,604	511,343	483,579

Other Operating Expenses
Operating expenses	287,508	275,821	496,834	478,613
Income tax expense (benefit)	3,384	(410)	5,623	2,114

Non-Utility Operating Expenses	290,892	275,411	502,457	480,727

Non-Utility Operating Income (Loss)	5,351	(1,807)	8,886	2,852

TOTAL OPERATING INCOME	92,410	84,755	147,902	137,139
Other Income (Expenses)—Net	(936)	5,553	(1,935)	4,633

INCOME BEFORE INTEREST EXPENSE	91,474	90,308	145,967	141,772
INTEREST EXPENSE
Interest on long-term debt	10,492	10,465	20,998	20,935
Other	706	281	1,231	1,402

Total Interest Expense	11,198	10,746	22,229	22,337
DIVIDENDS ON WASHINGTON GAS PREFERRED STOCK	330	330	660	660

NET INCOME (APPLICABLE TO COMMON STOCK)	$79,946	$79,232	$123,078	$118,775

AVERAGE COMMON SHARES OUTSTANDING
Basic	48,688	48,643	48,679	48,634
Diluted	48,996	48,859	48,967	48,836

EARNINGS PER AVERAGE COMMON SHARE
Basic	$1.64	$1.63	$2.53	$2.44
Diluted	$1.63	$1.62	$2.51	$2.43

DIVIDENDS DECLARED PER COMMON SHARE	$0.3325	$0.3250	$0.6575	$0.6450

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
Part I — Financial Information
Item 1— Financial Statements (continued)

	Six Months Ended
	March 31,
(In thousands)	2005	2004

OPERATING ACTIVITIES
Net income (applicable to common stock)	$123,078	$118,775

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
Depreciation and amortization:
Per Consolidated Statements of Income	43,614	48,166
Charged to other accounts	2,397	3,078
Deferred income taxes—net	12,306	12,577
Amortization of investment tax credits	(448)	(448)
Accrued/deferred pension cost	(2,542)	(2,361)
Earnings from sale of carried interest in real estate	—	(6,414)
Other non-cash charges (credits)—net	1,822	366

CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and accrued utility revenues	(300,042)	(233,764)
Gas costs due from/to customers—net	46,885	37,940
Storage gas	165,283	127,617
Other prepayments—principally taxes	1,129	17,698
Accounts payable	28,984	20,481
Wages payable	736	241
Customer deposits and advance payments	14,146	2,625
Accrued taxes	54,691	53,850
Accrued interest	52	(174)
Deferred purchased gas costs—net	(19,714)	(6,894)
Other—net	1,917	4,655

Net Cash Provided by Operating Activities	174,294	198,014

FINANCING ACTIVITIES
Common stock issued	285	—
Long-term debt issued	93	37,000
Long-term debt retired	(20,144)	(36,114)
Debt issuance costs	—	(752)
Notes payable issued (retired)—net	(12,724)	(52,092)
Dividends on common stock	(31,643)	(31,125)
Other financing activities—net	(428)	1,764

Net Cash Used in Financing Activities	(64,561)	(81,319)

INVESTING ACTIVITIES
Capital expenditures (excludes Allowance for Funds Used During Construction)	(42,031)	(49,619)
Net proceeds from sale of assets	—	6,414
Other investing activities—net	(2,075)	(591)

Net Cash Used in Investing Activities	(44,106)	(43,796)

INCREASE IN CASH AND CASH EQUIVALENTS	65,627	72,899
Cash and Cash Equivalents at Beginning of Year	6,587	4,470

Cash and Cash Equivalents at End of Period	$72,214	$77,369

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$21,332	$13,454
Interest paid	$21,671	$21,971

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$16,447	$—

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Balance Sheets (Unaudited)
Part I — Financial Information
Item 1— Financial Statements (continued)

	March 31,	September 30,
(In thousands)	2005	2004

ASSETS
Property, Plant and Equipment
At original cost	$2,678,767	$2,642,815
Accumulated depreciation and amortization	(761,422)	(733,894)

Net property, plant and equipment	1,917,345	1,908,921

Current Assets
Cash and cash equivalents	68,947	3,398
Receivables
Accounts receivable	242,456	66,602
Gas costs due from customers	647	4,099
Accrued utility revenues	84,523	16,832
Allowance for doubtful accounts	(13,962)	(13,202)

Net receivables	313,664	74,331

Materials and supplies—principally at average cost	14,148	15,068
Storage gas—at cost (first-in, first-out)	43,547	165,196
Deferred income taxes	13,867	11,654
Other prepayments—principally taxes	8,438	9,749
Receivables from associated companies	—	887

Total current assets	462,611	280,283

Deferred Charges and Other Assets
Regulatory assets
Gas costs	35,812	16,098
Other	43,501	45,847
Prepaid qualified pension benefits	73,548	71,511
Other	6,085	21,757

Total deferred charges and other assets	158,946	155,213

Total Assets	$2,538,902	$2,344,417

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$894,657	$811,632
Preferred stock	28,173	28,173
Long-term debt	523,692	590,156

Total capitalization	1,446,522	1,429,961

Current Liabilities
Current maturities of long-term debt	90,616	60,611
Notes payable	13	18,699
Accounts payable	129,537	123,463
Wages payable	17,452	16,714
Accrued interest	2,833	2,781
Dividends declared	16,520	16,142
Customer deposits and advance payments	24,844	14,450
Gas costs due to customers	51,248	7,815
Accrued taxes	62,993	13,422
Payables to associated companies	48,676	19,092
Other	899	622

Total current liabilities	445,631	293,811

Deferred Credits
Unamortized investment tax credits	14,479	14,926
Deferred income taxes	285,303	270,908
Accrued pensions and benefits	39,414	36,954
Regulatory liabilities
Accrued asset removal costs	261,751	251,695
Other	19,192	22,069
Other	26,610	24,093

Total deferred credits	646,749	620,645

Commitments and Contingencies (Note 10)

Total Capitalization and Liabilities	$2,538,902	$2,344,417

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income (Unaudited)
Part I — Financial Information
Item 1— Financial Statements (continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2005	2004	2005	2004

UTILITY OPERATIONS
Operating Revenues	$644,636	$603,281	$1,056,862	$986,411
Less: Cost of gas	393,969	351,619	625,855	558,213
Revenue taxes	23,779	20,510	40,874	34,279

Utility Net Revenues	226,888	231,152	390,133	393,919

Other Operating Expenses
Operation	50,795	51,152	98,263	96,621
Maintenance	9,084	10,449	18,013	20,612
Depreciation and amortization	21,238	22,785	43,257	47,816
General taxes	12,113	10,694	21,110	20,392
Income taxes	46,647	49,571	70,621	74,285

Utility Other Operating Expenses	139,877	144,651	251,264	259,726

Utility Operating Income	87,011	86,501	138,869	134,193

NON-UTILITY OPERATIONS
Operating Revenues
Other non-utility	256	651	509	818

Non-Utility Operating Revenues	256	651	509	818

Other Operating Expenses
Operating expenses (income)	1	42	1	(958)
Income taxes	100	635	198	700

Non-Utility Operating Expenses (Income)	101	677	199	(258)

Non-Utility Operating Income (Loss)	155	(26)	310	1,076

TOTAL OPERATING INCOME	87,166	86,475	139,179	135,269
Other Income (Expenses)—Net	(1,418)	(83)	(2,575)	(1,194)

INCOME BEFORE INTEREST EXPENSE	85,748	86,392	136,604	134,075
INTEREST EXPENSE
Interest on long-term debt	10,492	10,465	20,998	20,935
Other	191	347	359	1,517

Total Interest Expense	10,683	10,812	21,357	22,452

NET INCOME (BEFORE PREFERRED STOCK DIVIDENDS)	75,065	75,580	115,247	111,623
DIVIDENDS ON PREFERRED STOCK	330	330	660	660

NET INCOME (APPLICABLE TO COMMON STOCK)	$74,735	$75,250	$114,587	$110,963

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows (Unaudited)
Part I — Financial Information
Item 1— Financial Statements (continued)

	Six Months Ended
	March 31,
(In thousands)	2005	2004

OPERATING ACTIVITIES
Net Income (before preferred stock dividends)	$115,247	$111,623

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
Depreciation and amortization
Per Statements of Income	43,257	47,816
Charged to other accounts	2,213	2,859
Deferred income taxes—net	12,209	14,953
Amortization of investment tax credits	(447)	(446)
Accrued/deferred pension cost	(2,536)	(2,348)
Other non-cash charges—net	1,556	280

CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, accrued utility revenues and receivables from associated companies	(241,898)	(198,425)
Gas costs due from/to customers—net	46,885	37,940
Storage gas	121,649	98,809
Other prepayments—principally taxes	1,311	13,646
Accounts payable, including payables to associated companies	35,658	37,074
Wages payable	738	273
Customer deposits and advance payments	10,394	2,625
Accrued taxes	49,571	56,983
Accrued interest	52	(174)
Deferred purchased gas costs—net	(19,714)	(6,894)
Other—net	4,237	(152)

Net Cash Provided by Operating Activities	180,382	216,442

FINANCING ACTIVITIES
Long-term debt issued	93	37,000
Long-term debt retired	(20,110)	(36,060)
Debt issuance costs	—	(752)
Notes payable issued (retired)—net	(18,686)	(65,214)
Dividends on common and preferred stock	(32,300)	(31,784)
Other financing activities—net	(428)	1,198

Net Cash Used in Financing Activities	(71,431)	(95,612)

INVESTING ACTIVITIES
Capital expenditures (excludes Allowance for Funds Used During Construction)	(41,327)	(49,389)
Other investing activities—net	(2,075)	(591)

Net Cash Used in Investing Activities	(43,402)	(49,980)

INCREASE IN CASH AND CASH EQUIVALENTS	65,549	70,850
Cash and Cash Equivalents at Beginning of Year	3,398	4,119

Cash and Cash Equivalents at End of Period	$68,947	$74,969

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$17,467	$10,591
Interest paid	$20,799	$21,468

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$16,447	$—

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

     The Notes to Consolidated Financial Statements are an integral part of the accompanying consolidated financial statements of WGL Holdings and its subsidiaries, including Washington Gas. Except where otherwise noted, these notes apply equally to WGL Holdings and Washington Gas. Due to the seasonal nature of Washington Gas’ and WGEServices’ businesses, the results of operations presented herein do not necessarily represent the expected results of either WGL Holdings or Washington Gas for the full fiscal years ending September 30, 2005 and 2004.

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

     Restatement of Financial Statements

     The consolidated financial statements of WGL Holdings and the financial statements of Washington Gas were restated as of and for the three and six months ended March 31, 2004 to recognize the retroactive effect of a $1.2 million benefit associated with a Medicare prescription drug subsidy. This restatement was made in accordance with Financial Accounting Standard Board Staff Position (FSP) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 that was issued in May 2004 and adopted by the Company during the third quarter of fiscal year 2004. FSP No. 106-2 permitted recognition of this Medicare subsidy benefit on a retroactive basis effective January 1, 2004, the beginning of the Company’s second quarter of fiscal year 2004. The effect of this restatement resulted in an increase in net income of $1.2 million for both the three and six months ended March 31, 2004. Consolidated earnings per share for the three months ended March 31,

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

2004 was restated from $1.60 to $1.62 per share, and earnings per share for the six months ended March 31, 2004 was restated from $2.41 to $2.43 per share.

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

Pro Forma Effect of Stock-Based Compensation
		Three Months Ended		Six Months Ended
		March 31,		March 31,
(In thousands, except per share data)		2005	2004	2005	2004

Net Income As Reported		$79,946	$79,232	$123,078	$118,775
Add:	Stock-based employee compensation expense included in reported net
	income, net of tax(a)	535	561	1,213	960
Deduct:	Total stock-based employee compensation expense determined
	under the fair value-based method, net of tax(b)	(667)	(669)	(1,477)	(1,176)

Pro Forma Net Income		$79,814	$79,124	$122,814	$118,559

Earnings per average common share—basic
As reported		$1.64	$1.63	$2.53	$2.44
Pro forma		$1.64	$1.63	$2.52	$2.44

Earnings per average common share—diluted
As reported		$1.63	$1.62	$2.51	$2.43
Pro forma		$1.63	$1.62	$2.51	$2.43

(a) Reflects compensation expense related to performance shares. (b) Reflects compensation expense related to performance shares and stock options.

     Recent Accounting Standards

     In December 2004 the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which revises SFAS No. 123 and supersedes APB Opinion No. 25 (collectively referred to as “SFAS No. 123 (revised)”). SFAS No. 123 (revised) requires all share-based payment transactions, including stock options, restricted stock plans, performance-based awards, share appreciation rights, and employee stock purchase plans, to be recognized as compensation expense in the financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123 (revised) was initially required to be adopted by the Company on July 1, 2005. In April 2005, the SEC issued a final rule that amended the effective date of the new standard for SEC registrants. Accordingly, SFAS No. 123 (revised) is effective for the Company on October 1, 2005 pursuant to the SEC rule. Management is currently evaluating the effect of this new standard, but does not believe it will materially affect the Company’s consolidated financial statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

     In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies the manner of accounting for asset retirement obligations (ARO) containing uncertainties as to the timing and/or method of settlement of the obligation. FIN 47 also clarifies the circumstances under which the fair value of the ARO is considered subject to reasonable estimation. FIN 47 is effective for the Company no later than September 30, 2006. Management is currently evaluating the effect of this standard, but does not believe it will materially affect the Company’s consolidated financial statements.

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

NOTE 2.  SHORT-TERM DEBT

     On March 31, 2005 and September 30, 2004, WGL Holdings and its subsidiaries had $82.9 million and $95.6 million, respectively, of short-term debt outstanding in the form of commercial paper, at a weighted average cost of 2.90 percent and 1.99 percent, respectively. Substantially all of the outstanding short-term debt balance at March 31, 2005 was commercial paper issued by WGL Holdings. Of the outstanding short-term debt balance at September 30, 2004, $76.9 million was commercial paper issued by WGL Holdings and $18.7 million was commercial paper issued by Washington Gas.

     WGL Holdings and Washington Gas each have a $175 million back-up line of credit with a group of commercial banks to support their commercial paper borrowings. There were no outstanding borrowings under these credit facilities at March 31, 2005 or September 30, 2004.

NOTE 3.  LONG-TERM DEBT

     Washington Gas issues unsecured Medium-Term Notes (MTNs) with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance. At March 31, 2005, Washington Gas was authorized to issue up to $213.0 million of long-term debt under a shelf registration that was declared effective by the SEC on April 24, 2003.

     On March 7, 2005, Washington Gas, through exercise of a call option, retired $20.0 million of MTNs and paid the applicable accrued interest. The MTNs redeemed were $10.0 million of 7.76 percent MTNs and $10.0 million of 7.75 percent MTNs that had a nominal maturity date in March 2025.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

NOTE 4.  COMMON SHAREHOLDERS’ EQUITY

     The tables below reflect the components of “Common shareholders’ equity” for WGL Holdings, Inc. and Washington Gas Light Company as of March 31, 2005 and September 30, 2004.

WGL Holdings, Inc.
Components of Common Shareholders’ Equity
(In thousands)	Mar. 31, 2005	Sept. 30, 2004

Common stock, no par value, 120,000,000 shares authorized, 48,692,959 and 48,652,507 shares issued, respectively	$472,695	$471,547
Paid-in capital	4,616	3,789
Retained earnings	470,619	379,562
Deferred compensation	—	(5)
Accumulated other comprehensive loss, net of taxes	(2,440)	(1,469)

Total	$945,490	$853,424

Washington Gas Light Company
Components of Common Shareholder’s Equity
(In thousands)	Mar. 31, 2005	Sept. 30, 2004

Common stock, $1 par value, 80,000,000 shares authorized, 46,479,536 shares issued	$46,479	$46,479
Paid-in capital	453,822	452,400
Retained earnings	396,796	314,227
Deferred compensation	—	(5)
Accumulated other comprehensive loss, net of taxes	(2,440)	(1,469)

Total	$894,657	$811,632

NOTE 5.  COMPREHENSIVE INCOME

     The tables below reflect the components of “Comprehensive income” for the three and six months ended March 31, 2005 and 2004 for WGL Holdings, Inc. and Washington Gas Light Company. Items that are excluded from “Net income” and charged directly to “Common shareholders’ equity” are accumulated in “Other comprehensive income (loss), net of taxes.” The amount of “Accumulated other comprehensive loss, net of taxes” is included in “Common shareholders’ equity” (refer to Note 4—Common Shareholders’ Equity).

WGL Holdings, Inc.
Components of Comprehensive Income
	Three Months Ended		Six Months Ended
	March 31,		March 31,

(In thousands)	2005	2004	2005	2004

Net income (applicable to common stock)	$79,946	$79,232	$123,078	$118,775
Other comprehensive income (loss), net of taxes—minimum pension liability adjustment	(971)	61	(971)	61

Comprehensive income	$78,975	$79,293	$122,107	$118,836

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Light Company
Components of Comprehensive Income
	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2005	2004	2005	2004

Net income (before preferred stock dividends)	$75,065	$75,580	$115,247	$111,623
Other comprehensive income (loss), net of taxes—minimum pension liability adjustment	(971)	61	(971)	61

Comprehensive income	$74,094	$75,641	$114,276	$111,684

NOTE 6.  EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period. The following table reflects the computation of the Company’s basic and diluted EPS for WGL Holdings for the three and six months ended March 31, 2005 and 2004.

Basic and Diluted EPS
	Net		Per Share
(In thousands, except per share data)	Income	Shares	Amount

Three Months Ended March 31, 2005
Basic EPS:
Net income	$79,946	48,688	$1.64
Stock-based compensation plans	—	308	—

Diluted EPS:
Net income	$79,946	48,996	$1.63

Three Months Ended March 31, 2004
Basic EPS:
Net income	$79,232	48,643	$1.63
Stock-based compensation plans	—	216	—

Diluted EPS:
Net income	$79,232	48,859	$1.62

Six Months Ended March 31, 2005
Basic EPS:
Net income	$123,078	48,679	$2.53
Stock-based compensation plans	—	288	—

Diluted EPS:
Net income	$123,078	48,967	$2.51

Six Months Ended March 31, 2004
Basic EPS:
Net income	$118,775	48,634	$2.44
Stock-based compensation plans	—	202	—

Diluted EPS:
Net income	$118,775	48,836	$2.43

NOTE 7.  DERIVATIVE INSTRUMENTS

     Washington Gas enters into forward contracts and other related transactions for the purchase of natural gas that qualify as derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively referred to as “SFAS No. 133”). The net fair value loss of certain of these forward contracts and other related transactions at March 31, 2005 and September 30, 2004 totaled $4.3 million and $8.2 million, respectively. These amounts were recorded as payables, with corresponding amounts recorded as regulatory assets in accordance with regulatory accounting requirements for recoverable costs.

     Washington Gas enters into derivative instruments that are designed to minimize interest-rate risk associated with planned issuances of MTNs. On September 16, 2004, Washington Gas entered into two forward-starting swaps with an aggregate notional principal amount of $60.5 million. These swaps are intended to mitigate a substantial portion of the risk of rising interest rates associated with anticipated future debt issuances, and are scheduled to terminate concurrent with the execution of debt transactions planned for fiscal year 2005. These swaps were designated as cash flow hedges and are carried at fair value. One swap had a fair value (loss) of ($721,000) and ($398,000) at March 31, 2005 and September 30, 2004, respectively, that was recorded as a payable with a corresponding amount recorded as a regulatory asset. The second swap had a fair value gain (loss) of $194,000 and ($77,000) at March 31, 2005 and September 30, 2004, respectively, that was recorded as a receivable (liability) with a corresponding amount recorded as a regulatory liability (asset).

     The Company’s non-regulated retail energy-marketing subsidiary, WGEServices, enters into contracts for the sale and purchase of natural gas that qualify as derivative instruments under SFAS No. 133. WGEServices also enters into other derivative instruments (primarily in the form of call options, put options and swap contracts) related to the sale and purchase of natural gas. WGEServices’ derivative instruments are recorded at fair value on the Company’s consolidated balance sheets. Changes in the fair value of these various derivative instruments are reflected in the earnings of the retail energy-marketing segment. At March 31, 2005 and September 30, 2004, these derivative instruments were recorded on the Company’s consolidated balance sheets as a fair value gain of $941,000 and $719,000, respectively. WGEServices recorded a gain of $1.5 million (pre-tax) and a loss of $643,000 (pre-tax) for the three and six months ended March 31, 2005, respectively. WGEServices recorded a loss of $369,000 (pre-tax) and a gain of $485,000 (pre-tax) for the three and six months ended March 31, 2004, respectively.

NOTE 8.  OPERATING SEGMENT REPORTING

     WGL Holdings reports three operating segments: (i) regulated utility; (ii) retail energy-marketing; and (iii) heating, ventilating and air conditioning (HVAC) activities.

     With approximately 94 percent of WGL Holdings’ consolidated total assets, the regulated utility segment is the Company’s core business. Represented by Washington Gas and Hampshire, the regulated utility segment provides regulated gas distribution services (including the sale and delivery of natural gas, meter reading, responding to customer inquiries and bill preparation) to customers primarily in Washington, D.C. and the surrounding metropolitan areas in Maryland and Virginia. In addition to the regulated operations of Washington Gas, the regulated utility segment includes the operations of Hampshire, an underground natural gas storage facility that is regulated under a cost of service tariff by the Federal Energy Regulatory Commission (FERC), and provides services exclusively to Washington Gas.

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

     The same accounting policies applied in preparing the Company’s consolidated financial statements also apply to the reported segments. While net income or loss are the primary criteria for measuring a segment’s performance, the Company also evaluates its operating segments based on other relevant factors, such as penetration into their respective markets and return on invested capital. The following tables present operating segment information for the three and six months ended March 31, 2005 and 2004.

Operating Segment Financial Information
		Non-Utility Operations
	Regulated	Retail Energy-		Other		Eliminations/
(In thousands)	Utility	Marketing	HVAC	Activities	Total	Other	Consolidated

Three Months Ended March 31, 2005

Total Revenues	$644,636	$285,918	$10,006	$319	$296,243	$(9,410)	$931,469
Operating Expenses:
Depreciation and Amortization	21,418	61	34	—	95	—	21,513
Other Operating Expenses (a)	489,482	275,889	10,413	1,111	287,413	(9,410)	767,485
Income Tax Expense (Benefit)	46,677	3,807	(168)	(255)	3,384	—	50,061

Total Operating Expenses	557,577	279,757	10,279	856	290,892	(9,410)	839,059

Operating Income (Loss)	87,059	6,161	(273)	(537)	5,351	—	92,410
Interest Expense — Net	10,683	385	—	491	876	(361)	11,198
Other Non-Operating Income (Expense) (b)	(1,406)	9	17	805	831	(361)	(936)
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330

Net Income (Loss) (Applicable to Common Stock)	$74,640	$5,785	$(256)	$(223)	$5,306	$—	$79,946

Total Assets	$2,543,800	$199,208	$26,243	$92,205	$317,656	$(145,602)	$2,715,854

Capital Expenditures/Investments	$17,818	$337	$20	$—	$357	$—	$18,175

Three Months Ended March 31, 2004

Total Revenues	$603,281	$265,680	$7,246	$678	$273,604	$(14,633)	$862,252
Operating Expenses
Depreciation and Amortization	22,961	54	34	—	88	—	23,049
Other Operating Expenses (a)	444,104	265,710	8,567	1,481	275,758	(14,633)	705,229
Income Tax Expense (Benefit)	49,629	(116)	(533)	239	(410)	—	49,219

Total Operating Expenses	516,694	265,648	8,068	1,720	275,436	(14,633)	777,497

Operating Income (Loss)	86,587	32	(822)	(1,042)	(1,832)	—	84,755
Interest Expense — Net	10,500	214	—	251	465	(219)	10,746
Other Non-Operating Income (Expense) (b)	(390)	(1)	48	6,115	6,162	(219)	5,553
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330

Net Income (Loss) (Applicable to Common Stock)	$75,367	$(183)	$(774)	$4,822	$3,865	$—	$79,232

Total Assets	$2,434,075	$194,656	$21,690	$128,921	$345,267	$(167,338)	$2,612,004

Capital Expenditures/Investments	$28,286	$17	$46	$—	$63	$—	$28,349

(a) Includes cost of gas and electricity, and revenue taxes.
(b) Amounts reported are net of applicable income taxes.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information
		Non-Utility Operations
	Regulated	Retail Energy-		Other		Eliminations/
(In thousands)	Utility	Marketing	HVAC	Activities	Total	Other	Consolidated

Six Months Ended March 31, 2005

Total Revenues	$1,056,862	$491,206	$19,524	$613	$511,343	$(12,685)	$1,555,520
Operating Expenses:
Depreciation and Amortization	43,614	116	68	—	184	—	43,798
Other Operating Expenses (a)	803,518	474,065	20,672	1,917	496,654	(12,689)	1,287,483
Income Tax Expense (Benefit)	70,714	6,510	(452)	(435)	5,623	—	76,337

Total Operating Expenses	917,846	480,691	20,288	1,482	502,461	(12,689)	1,407,618

Operating Income (Loss)	139,016	10,515	(764)	(869)	8,882	4	147,902
Interest Expense — Net	21,357	634	1	828	1,463	(591)	22,229
Other Non-Operating Income (Expense) (b)	(2,556)	12	77	1,127	1,216	(595)	(1,935)
Dividends on Washington Gas Preferred Stock	660	—	—	—	—	—	660

Net Income (Loss) (Applicable to Common Stock)	$114,443	$9,893	$(688)	$(570)	$8,635	$—	$123,078

Total Assets	$2,543,800	$199,208	$26,243	$92,205	$317,656	$(145,602)	$2,715,854

Capital Expenditures/Investments	$41,544	$397	$90	$—	$487	$—	$42,031

Six Months Ended March 31, 2004

Total Revenues	$986,411	$467,938	$14,780	$861	$483,579	$(22,449)	$1,447,541
Operating Expenses
Depreciation and Amortization	48,166	108	67	43	218	—	48,384
Other Operating Expenses (a)	729,515	459,931	16,950	1,570	478,451	(22,449)	1,185,517
Income Tax Expense (Benefit)	74,387	2,969	(867)	12	2,114	—	76,501

Total Operating Expenses	852,068	463,008	16,150	1,625	480,783	(22,449)	1,310,402

Operating Income (Loss)	134,343	4,930	(1,370)	(764)	2,796	—	137,139
Interest Expense — Net	21,834	412	9	501	922	(419)	22,337
Other Non-Operating Income (Expense) (b)	(1,803)	109	107	6,639	6,855	(419)	4,633
Dividends on Washington Gas Preferred Stock	660	—	—	—	—	—	660

Net Income (Loss) (Applicable to Common Stock)	$110,046	$4,627	$(1,272)	$5,374	$8,729	$—	$118,775

Total Assets	$2,434,075	$194,656	$21,690	$128,921	$345,267	$(167,338)	$2,612,004

Capital Expenditures/Investments	$49,450	$40	$129	$—	$169	$—	$49,619

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

     At March 31, 2005 and September 30, 2004, the Washington Gas Balance Sheets reflected a net payable to associated companies of $48.7 million and $18.2 million, respectively. All significant affiliated transactions, including these balances, were eliminated from the WGL Holdings Consolidated Balance Sheets in accordance with GAAP.

     Additionally, Washington Gas provides natural gas balancing services related to storage, injections, withdrawals and deliveries to all unregulated energy marketers participating in the sale

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services and the related sales and purchases of natural gas, Washington Gas charged WGEServices, an affiliated energy marketer, $9.4 million and $14.6 million for the three months ended March 31, 2005 and 2004, respectively. In the six months ended March 31, 2005 and 2004, the charges were $12.7 million and $22.4 million, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

     REGULATED UTILITY OPERATIONS

     Prince George’s County, Maryland Operating Issues

     On April 1, 2005, Washington Gas announced that it will address a significant increase in the number of natural gas leaks in a portion of its distribution system in Prince George’s County, Maryland (the rehabilitation project). As of April 22, 2005, Washington Gas had identified approximately 1,400 leaks in a 100 square-mile area of Prince George’s County. The leaks have resulted from the deterioration of seals located within mechanical couplings that connect sections of distribution mains and service lines. These mechanical couplings were routinely installed on the Washington Gas system approximately during the period between the early 1950’s through the early 1970’s. Washington Gas expects to address all leaks in the affected area within approximately six months of their being identified, and expects to rehabilitate or replace all other coupled service lines and distribution mains in the affected Prince George’s County area by the end of December 2007, even if no leaks have been detected.

     Washington Gas will rehabilitate the distribution system in the affected area by replacing the service lines, and by either encapsulating couplings on mains or replacing the mains. In most cases, Washington Gas will replace service lines by inserting a new plastic service line through the existing steel service line that contains the mechanical couplings. Encapsulation of couplings on mains involves tightening and then sealing the coupling with a permanent bonding material. If encapsulation of couplings on mains is not deemed appropriate, the main will be replaced.

     Currently, the costs of the rehabilitation project are expected to be recorded as capital expenditures, and are currently estimated to be $87 million, excluding paving costs as discussed below. On April 28, 2005, Washington Gas requested that the Public Service Commission of Maryland (PSC of MD) ratify Washington Gas’ interpretation of the applicable regulatory accounting rules to treat the costs of encapsulating couplings on mains, currently estimated to be $13 million of the $87 million cost estimate, as capital expenditures. This cost estimate does not include any potential costs associated with paving, which could increase the total cost estimate by up to an additional $50 million. The costs of paving would be accounted for in the same manner as the $87 million of costs to which the paving would relate. The substantial nature of the paving cost estimate is primarily attributable to the fact that in 2002, Prince George’s County expanded paving requirements and increased related fees. Since that time, Washington Gas has discussed with Prince George’s County officials its concerns regarding the county’s new paving and permitting requirements, and plans to continue those discussions as this project moves forward.

     Washington Gas has not yet determined what is causing the leaks on the mains and services in the affected area of Prince George’s County. Washington Gas has retained outside experts to attempt to determine the cause of the leaks. Mechanical couplings identical to the couplings in Prince George’s County are located in other portions of Washington Gas’ distribution system, including Virginia, other areas of Maryland, and the District of Columbia. To date, Washington Gas

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

has not experienced any pattern of leaks in these other areas that is comparable to the leak pattern encountered in the affected area of Prince George’s County.

     The current cost estimate of up to $137 million represents a significant increase in planned capital expenditures in fiscal years 2006 through 2008. The actual costs that will be incurred for the work associated with the rehabilitation project could differ materially from the cost estimates discussed herein.

     The current cost estimate and the accounting treatment described herein supersede the discussion of the cost estimate and the accounting treatment described in a Form 8-K filed by the Company and Washington Gas on April 1, 2005.

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

     District of Columbia Jurisdiction

     In a March 28, 2003 Final Order, the Public Service Commission of the District of Columbia (PSC of DC) upheld a previous ruling that approved, among other things, a methodology for sharing with customers 50 percent of annual ground lease and development fees that Washington Gas received from Maritime Plaza, a commercial development project constructed on land owned by Washington Gas. On May 23, 2003, the District of Columbia Office of the People’s Counsel (DC OPC) filed an appeal with the District of Columbia Court of Appeals (DC Court of Appeals) seeking to overturn this portion of the March 28, 2003 ruling by the PSC of DC. On March 18, 2004, the DC Court of Appeals ordered, among other things, the PSC of DC to provide an explanation of its decision to approve the allocation methodology for sharing with customers the ground lease and development fee revenues attributable to the Maritime Plaza development project. The PSC of DC issued a subsequent order requiring both the DC OPC and Washington Gas to file testimony on this matter of the allocation. On October 12, 2004, Washington Gas filed testimony before the PSC of DC that supports the allocation methodology that was approved in the PSC of DC’s initial order. The DC OPC filed opposing testimony on the same date. Rebuttal testimony was filed on November 19, 2004 by the DC OPC and Washington Gas. The PSC of DC issued an order on April 4, 2005 that required Washington Gas and the DC OPC to file supplemental testimony on April 25, 2005 and set a one-day evidentiary hearing for May 17, 2005. Management cannot predict the outcome of this matter, however, management believes that the likely outcome will not have a material impact on Washington Gas’ financial statements.

     Maryland Jurisdiction

     On April 28, 2005, Washington Gas filed a request for an accounting order with the PSC of MD in connection with the rehabilitation project to be performed in Prince George’s County, Maryland to address natural gas leaks. Pursuant to this filing, Washington Gas specifically requested that the PSC of MD issue an accounting order to ratify Washington Gas’ interpretation of the applicable regulatory accounting for the costs of encapsulating couplings on mains in the affected areas of Prince George’s County. Washington Gas believes that the currently estimated costs of encapsulating couplings on mains of $13 million should be recorded as capital expenditures. Washington Gas requested that the PSC of MD review Washington Gas’ accounting interpretation by June 15, 2005, and issue a Final Order prior to June 30, 2005.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

     Virginia Jurisdiction

     On December 18, 2003, the State Corporation Commission of Virginia (SCC of VA) issued a Final Order in response to an application filed by Washington Gas on June 14, 2002 to increase annual revenues in Virginia. The Final Order granted Washington Gas an increase in annual revenues of $9.9 million, reflecting an allowed rate of return on common equity of 10.50 percent and an overall rate of return of 8.44 percent. In the Final Order, the SCC of VA ordered that the implementation date of new depreciation rates should be January 1, 2002, as opposed to November 12, 2002, as originally requested and implemented by Washington Gas. This required Washington Gas to record additional depreciation expense in the quarter ended December 31, 2003 of approximately $3.5 million, on a pre-tax basis, that related to the period from January 1, 2002 through November 11, 2002.

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

     In approving the treatment described in the preceding paragraph, the SCC of VA further ordered that an annual “earnings test” be performed to determine if Washington Gas has earned in excess of its allowed rate of return on common equity for its Virginia operations. The current procedure for performing this earnings test does not normalize the actual return on equity for the effect of weather over the applicable twelve-month period. To the extent that Washington Gas earns in excess of its allowed return on equity in any annual earnings test period, Washington Gas is required to increase depreciation expense (after considering the impact of income tax benefits) and increase the accumulated reserve for depreciation for the amount of the actual earnings in excess of the earnings produced by the 10.50 percent allowed return on equity. Under the SCC of VA’s requirements for performing earnings tests, if weather is warmer than normal in a particular annual earnings test period, Washington Gas is not allowed to restore any amount of earnings previously eliminated as a result of this earnings test. These annual earnings tests will continue to be performed until the $28 million difference between the accumulated reserve for depreciation recorded on Washington Gas’ books and the theoretical reserve derived by the VA Staff, net of accumulated deferred income taxes, is eliminated or the level of the regulatory asset established for regulatory accounting purposes is adjusted as a result of a future depreciation study. On March 17, 2005, the VA Staff filed a report with the SCC of VA in connection with Washington Gas’ earnings test for the twelve-month period ended December 31, 2003. The VA Staff’s report concluded that Washington Gas did not earn in excess of its allowed return on equity during this period, and recommended that Washington Gas not be required to record any additional depreciation expense related to its earnings for the twelve-month period ended December 31, 2003. On April 26, 2005, the SCC of VA issued an Order that concurred with the VA Staff’s recommendation. As a result, Washington Gas reversed $1.0 million of depreciation expense, on a pre-tax basis, in the quarter ended March 31, 2005 that had been previously recorded in fiscal year 2004 related to this earnings test.

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

     The Stipulation also provided for a one-time credit to all Virginia customers of $3.2 million for certain liabilities that were previously recorded by Washington Gas. This one-time credit was made to customers during the January 2005 billing cycle. Providing this credit to customers did not have an effect on the earnings of the Company or Washington Gas in the three or six months ended March 31, 2005. The Stipulation also required Washington Gas to file with the SCC of VA annual earnings test calculations based on a twelve-month period ended December 31; such calculations are being estimated by the Company quarterly, and when appropriate, accounting adjustments will be recorded.

     NON-UTILITY OPERATIONS

     As discussed below, the Company is a party to financial guarantees related to the energy-marketing activities of WGEServices. WGEServices also is exposed to the risk of non-performance associated with its principal electric supplier.

     Financial Guarantees

     WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity made by WGEServices. At March 31, 2005, these guarantees totaled $228.9 million. Termination of these guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings also had guarantees totaling $6.0 million at March 31, 2005 that were made on behalf of certain of its non-utility subsidiaries associated with their banking transactions. Of the $234.9 million total guarantees, $25.1 million, $4.0 million and $600,000 are due to expire on December 31, 2005, June 30, 2006 and February 29, 2008, respectively. The remaining guarantees of $205.2 million do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.

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

     Electric Supplier Contingency

     WGEServices owns no electric generation assets and, through March 31, 2005, received all of its electric supply to serve its retail customers under full requirements supply contracts. WGEServices’ principal supplier of electricity is Mirant Americas Energy Marketing L.P. (MAEM), a wholly owned subsidiary of Mirant Americas, Inc., which is a wholly owned subsidiary of Mirant Corporation (Mirant). On July 14, 2003, Mirant and substantially all of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. MAEM was included in these bankruptcy filings. Since the bankruptcy filing, MAEM has continued to honor its supply obligations to WGEServices. The majority of the obligations to WGEServices under the pre-bankruptcy petition MAEM contracts expired on or before December 31, 2004, and the remainder of these contracts will expire by the end of October 2005. Future performance by MAEM may be subject to further developments in the bankruptcy proceedings.

     The performance risk associated with the pre-bankruptcy petition MAEM contracts is mitigated through a Security and Escrow agreement entered into between WGEServices and MAEM prior to the bankruptcy filing. Under the Security and Escrow agreement, WGEServices has access to collateral that was intended to cover the difference between the current market price of electricity and the price at which WGEServices has contracted to buy electricity from MAEM. WGEServices has the contractual right to draw on the escrow funds in the account (which totaled $102,000 and $3.0 million as of March 31, 2005 and September 30, 2004, respectively) if the pre-bankruptcy petition contracts between WGEServices and MAEM are terminated. Accordingly, WGEServices is potentially exposed to any excess damages above this escrow account balance in the event of contract rejection.

     On January 19, 2005, Mirant filed a plan of reorganization in connection with its bankruptcy. The plan proposes that upon MAEM’s emergence from bankruptcy, any pre-bankruptcy petition executory contracts not expressly assumed would be rejected. At this time, WGEServices’ pre-bankruptcy petition contracts have not been expressly assumed, and there is no assurance that they will be.

     Should MAEM reject the WGEServices pre-bankruptcy petition contracts either prior to or at the time of its emergence from bankruptcy, WGEServices estimates that its potential exposure would not be material to its results of operations or financial position. This estimate of WGEServices’ exposure to contract termination is based upon acquiring supply, priced at forward electricity prices through the expiration of the existing sales contracts. The actual exposure for WGEServices may differ from the estimate due to the timing of contract terminations, deviations from normal weather, changes in future market conditions or other factors.

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

NOTE 11.  PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

     The following tables show the components of net periodic benefit costs (income) recognized in the Company’s financial statements during the three and six months ended March 31, 2005 and 2004:

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended		Three Months Ended
	March 31, 2005		March 31, 2004
		Health		Health and
	Pension	and Life	Pension	Life
(In thousands )	Benefits	Benefits	Benefits	Benefits

Components of net periodic benefit costs (income)
Service cost	$2,538	$2,590	$2,588	$2,088
Interest cost	9,197	5,758	9,029	4,766
Expected return on plan assets	(12,942)	(3,311)	(13,079)	(3,079)
Recognized prior service cost	560	—	569	—
Recognized actuarial loss	290	2,223	240	795
Amortization of transition obligation-net	—	1,436	44	1,436

Net periodic benefit cost (income)	(357)	8,696	(609)	6,006

Amount capitalized as construction costs	126	(1,074)	182	(1,176)
Amount deferred as regulatory asset/liability-net	(881)	(420)	(704)	15
Other	(48)	(24)	55	543

Amount charged (credited) to expense	$(1,160)	$7,178	$(1,076)	$5,388

Components of Net Periodic Benefit Costs (Income)
	Six Months Ended		Six Months Ended
	March 31, 2005		March 31, 2004
		Health		Health and
	Pension	and Life	Pension	Life
(In thousands )	Benefits	Benefits	Benefits	Benefits

Components of net periodic benefit costs (income)
Service cost	$5,077	$5,180	$5,177	$4,382
Interest cost	18,394	11,517	18,057	10,082
Expected return on plan assets	(25,883)	(6,622)	(26,158)	(6,157)
Recognized prior service cost	1,120	—	1,138	—
Recognized actuarial loss	579	4,445	479	2,321
Amortization of transition obligation-net	—	2,872	88	2,872

Net periodic benefit cost (income)	(713)	17,392	(1,219)	13,500

Amount capitalized as construction costs	257	(2,189)	400	(2,622)
Amount deferred as regulatory asset/liability-net	(1,733)	(883)	(1,150)	96
Other	(83)	11	8	2

Amount charged (credited) to expense	$(2,272)	$14,331	$(1,961)	$10,976

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
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (concluded)
Notes to Consolidated Financial Statements (Unaudited)

     During the six months ended March 31, 2005, the Company paid $613,000 on behalf of participants in its non-funded supplemental executive retirement plan, and expects to pay an additional $763,000 for the remainder of fiscal year 2005.

     For the six months ended March 31, 2005, the Company contributed $17.0 million to its healthcare and life insurance benefit plans, and expects to contribute an additional $17.0 million for the remainder of fiscal year 2005.

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
Financial Condition and Results of Operations

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) is divided into the following two major sections:

•	WGL Holdings – This section describes the financial condition and results of operations of WGL Holdings, Inc. (WGL Holdings or the Company) and its subsidiaries on a consolidated basis. It includes discussions of WGL Holdings’ regulated utility and non-utility operations. The majority of WGL Holdings’ operations are derived from the results of its regulated utility, Washington Gas Light Company (Washington Gas), and to a much lesser extent, the results of its non-utility operations. These unregulated, non-utility operations are wholly owned by Washington Gas Resources Corporation, a wholly owned subsidiary of WGL Holdings. For more information on the Company’s regulated utility operations, please refer to the Management’s Discussion for Washington Gas.

•	Washington Gas – This section describes the financial condition and results of operations of Washington Gas, a wholly owned subsidiary that comprises the majority of WGL Holdings’ regulated utility segment. The financial condition and results of operations of Washington Gas’ utility operations and WGL Holdings’ regulated utility segment are essentially the same.

     Both of the major sections of Management’s Discussion—WGL Holdings and Washington Gas—should be read to obtain an understanding of the Company’s operations and financial performance. Management’s Discussion also should be read in conjunction with the respective company’s financial statements and the combined Notes to Consolidated Financial Statements thereto.

     Unless otherwise noted, earnings per share amounts are presented herein on a diluted basis, and are based on weighted average common and common equivalent shares outstanding. The Company’s operations are seasonal and, accordingly, the Company’s operating results for the interim periods presented herein are not indicative of the results to be expected for the full fiscal year.

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

     Common Equity Ratio. This ratio is calculated by dividing total common shareholders’ equity by the sum of common shareholders’ equity, preferred stock and long-term debt (including current maturities). Maintaining this ratio in the mid-50 percent range affords the Company financial flexibility and access to long-term capital at relatively low costs. Refer to the “Liquidity and Capital Resources — General Factors Affecting Liquidity” section of Management’s Discussion for a discussion of the Company’s capital structure.

     Primary Factors Affecting WGL Holdings and Washington Gas

     The principal business, economic and other factors that affect the operations and/or financial performance of WGL Holdings and Washington Gas include:

•	weather conditions and weather patterns;
•	regulatory environment and regulatory decisions;
•	availability of natural gas supplies and interstate pipeline transportation and storage capacity;
•	natural gas prices and the prices of competing fuels such as oil and electricity;
•	changes in natural gas usage resulting from improved appliance efficiencies and the effect of changing natural gas prices;
•	the safety and reliability of the natural gas distribution system;
•	the level of capital expenditures for adding new customers and replacing facilities worn beyond economic repair;
•	competitive environment;
•	environmental matters;
•	industry consolidation;
•	economic conditions and interest rates;
•	inflation/deflation;
•	labor contracts, including labor and benefit costs; and
•	changes in accounting principles.

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

     The following critical accounting policies require management’s judgment and estimation, where such estimates have a material effect on the consolidated financial statements:

•	accounting for utility revenue and cost of gas recognition;
•	accounting for the effects of regulation — regulatory assets and liabilities;
•	accounting for income taxes;
•	accounting for contingencies; and
•	accounting for derivative instruments.

     For a description of these critical accounting policies, refer to Management’s Discussion within the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2004.

RESTATEMENT OF FINANCIAL STATEMENTS

     The consolidated financial statements of WGL Holdings and the financial statements of Washington Gas were restated as of and for the three and six months ended March 31, 2004 to recognize the retroactive effect of a $1.2 million benefit associated with a Medicare prescription drug subsidy (Medicare subsidy). This restatement was made in accordance with an accounting standard issued by the Financial Accounting Standards Board (FASB) in 2004 and adopted by the Company during the third quarter of fiscal year 2004. This standard permitted recognition of this Medicare subsidy benefit on a retroactive basis effective January 1, 2004, the beginning of the Company’s second quarter of fiscal year 2004. Accordingly, earnings for the three months ended March 31, 2004 were restated from $1.60 to $1.62 per share, and earnings for the six months ended March 31, 2004 were restated from $2.41 to $2.43 per share (refer to Note 1 of the Notes to Consolidated Financial Statements).

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WGL HOLDINGS, INC.

     RESULTS OF OPERATIONS — Three Months Ended March 31, 2005 vs. March 31, 2004

     Summary Results

     WGL Holdings, Inc. reported net income of $79.9 million, or $1.63 per share, for the three months ended March 31, 2005, the second quarter of the Company’s fiscal year 2005. This represents a $714,000, or $0.01 per share, increase over net income of $79.2 million, or $1.62 per share, for the three months ended March 31, 2004. For the twelve-month period ended March 31, 2005, the Company earned a return on average common equity of 10.9 percent as compared to 11.1 percent for the corresponding twelve-month period of the prior fiscal year.

     The increase in net income for the second quarter of fiscal year 2005 was due primarily to utility customer growth, reduced utility-related expenses including operation and maintenance, depreciation and amortization, and income taxes, as well as increased earnings from the Company’s major non-utility operations. Lower natural gas deliveries to firm customers by the regulated utility due to warmer weather partially offset the overall improved earnings in the current quarter when compared to the same quarter in fiscal year 2004. The earnings comparison between the current and prior fiscal year’s second quarter also was affected by the inclusion in the second quarter of the prior fiscal year of an after-tax gain of $5.8 million, or $0.12 per share, realized from the sale of two buildings by a third party in a commercial development project in which the Company held a carried interest.

     Regulated Utility Operating Results

     The operating results of the Company’s core regulated utility operations are the primary influence on consolidated operating results. The regulated utility segment reported net income of $74.6 million, or $1.52 per share, for the second quarter of fiscal year 2005, as compared to net income of $75.4 million, or $1.54 per share, for the same quarter of the prior fiscal year.

     The regulated utility’s operations are weather sensitive, with a significant portion of its revenue coming from deliveries of natural gas to residential and commercial heating customers. Earnings for the current quarter when compared to the same quarter of the prior fiscal year reflect a decrease in total natural gas deliveries to firm customers of 22.6 million therms, or 3.5 percent, to 626.9 million therms delivered during the second quarter of fiscal year 2005. The decline in total natural gas deliveries to firm customers reflects warmer weather. Weather, as measured by an industry standard called heating degree days, was 2.7 percent warmer in the current quarter than the same quarter in fiscal year 2004. Weather was 6.9 percent colder than normal in the second quarter of fiscal year 2005, enhancing net income for the current quarter in relation to normal weather by an estimated $5 million, or $0.10 per share. For the three months ended March 31, 2004, weather was 10.3 percent colder than normal, contributing an estimated $10 million, or $0.20 per share, to earnings for that period. The decline in natural gas deliveries caused by warmer weather was partially mitigated by the addition of 27,479 active customer meters, an increase of 2.8 percent from the end of the same quarter of the prior fiscal year.

     Second quarter of fiscal year 2005 earnings for the regulated utility segment were favorably affected by a $1.7 million (pre-tax), or 2.7 percent, decrease in operation and maintenance expenses from the comparable quarter of the prior fiscal year, increasing net income by $0.02 per share for the current quarter. The lower expenses primarily reflect fewer employees and lower employee severance costs, partially offset by higher labor rates and employee benefits expense. The Company currently expects operation and maintenance expenses for all of fiscal year 2005 to rise by approximately 3.1 percent over the level incurred during fiscal year 2004.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Earnings for the regulated utility segment also reflect a $1.5 million (pre-tax), or $0.02 per share, decrease in depreciation and amortization expense for the second quarter of fiscal year 2005. The lower expense is attributable to a reversal in the current period of $1.0 million of depreciation expense that was previously recorded in fiscal year 2004 related to the performance of an earnings test required by a December 18, 2003 Final Order of the State Corporation Commission of Virginia (SCC of VA). The lower expense in the current second quarter also reflects $554,000 of depreciation expense that was recorded in the second quarter of fiscal year 2004 related to a Virginia earnings test that did not recur in the current quarter. Refer to the “Regulatory Matters—Virginia Jurisdiction” section of Management’s Discussion for Washington Gas for a further discussion of these regulatory matters.

     The regulated utility segment also benefited during the current quarter when compared to the same quarter of the prior fiscal year, from lower income tax expense due to a reduction in pre-tax income and a lower estimated annual effective income tax rate (primarily attributable to a greater amount of the non-taxable benefit of the Medicare subsidy).

     Non-Utility Operating Results

     Total net income for the Company’s non-utility operations was $5.3 million, or $0.11 per share, for the three months ended March 31, 2005, as compared to $3.9 million, or $0.08 per share, for the same three months of the prior fiscal year. The following table compares the financial results from non-utility activities for the three months ended March 31, 2005 and 2004.

Net Income (Loss) Applicable to Non-Utility Activities
	Three Months Ended
	March 31,
(In thousands)	2005	2004	Variance

Retail energy-marketing	$5,785	$(183)	$5,968
Commercial HVAC	(256)	(774)	518

Subtotal	5,529	(957)	6,486
Other non-utility activities	(223)	4,822	(5,045)

Total	$5,306	$3,865	$1,441

     Retail Energy-Marketing. WGL Holdings’ retail energy-marketing subsidiary, WGEServices, sells natural gas and electricity in competition with other unregulated marketers to residential, commercial and industrial customers. WGEServices reported net income of $5.8 million, or $0.12 per share, for the second quarter of fiscal year 2005, as compared to a net loss of $183,000 reported for the same quarter of fiscal year 2004. The $6.0 million, or $0.12 per share, improvement in earnings for this segment primarily reflects higher gross margins from the sale of natural gas. Although natural gas sales volumes decreased by 1.0 percent, gross margins per therm sold more than tripled compared to the prior year’s second quarter. A significant portion of the higher gross margins from gas sales reflects the utilization of a greater proportion of storage gas being used to supply customers in the second quarter of fiscal year 2005 in comparison to the same quarter of fiscal year 2004, and a greater spread between the cost of that storage gas and retail prices charged to customers during the current quarter in relation to the prior year. The second quarter of fiscal year 2005 also benefited from $1.8 million of mark-to-market differences on derivative contracts used in WGEServices’ gas supply portfolio to hedge against variations in demand caused by weather. The difference in the mark-to-market effects in the current quarter when compared to the same quarter of the prior fiscal year increased net income by $1.1 million (after-tax), or $0.02 per share (refer to the “Market Risk—Price Risk Related to Retail Energy-Marketing Operations” section of Management’s Discussion).

     The retail-energy marketing segment also benefited during the current quarter from a relatively small improvement in its gross margin from electric sales, primarily reflecting a higher gross margin per kilowatt-hour sold that more than offset the effect of lower electric sales volumes that declined 65.4 percent from the second quarter of fiscal year 2004. The decline in electric sales volumes primarily reflects the combined effect of increased competition for sales to large-volume commercial customers and below-

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

market utility rates.

     Commercial HVAC. Two subsidiaries, American Combustion Industries, Inc. and Washington Gas Energy Systems, Inc., comprise the Company’s commercial HVAC operations. This operating segment reported a net loss of $256,000, or $0.01 per share, for the second quarter of fiscal year 2005, an improvement of $518,000, or $0.01 per share, over the net loss of $774,000, or $0.02 per share, reported for the same quarter of the prior fiscal year. This improvement primarily reflects increased sales and lower selling, general and administrative expenses during the period.

     Other Non-Utility Activities. Transactions not significant enough to be reported as a separate business segment are aggregated as “Other Activities” and included as part of the Company’s non-utility operations. Other non-utility activities for the 2005 second quarter reflect a $5.0 million decrease in operating results from the comparable quarter of the prior fiscal year. The year-over-year decline was attributable primarily to an after-tax gain of $5.8 million, or $0.12 per share, realized from the sale of a carried interest in real estate during the second quarter of fiscal year 2004 that did not recur in the current fiscal year.

     Interest Expense

     The following table depicts the components of interest expense for the quarters ended March 31, 2005 and 2004.

Composition of Interest Expense
	Three Months Ended
	March 31,
(In thousands)	2005	2004	Variance

Long-term debt	$10,492	$10,465	$27
Short-term debt	634	317	317
Other (includes AFUDC*)	72	(36)	108

Total	$11,198	$10,746	$452

*Represents the debt component of the Allowance for Funds Used During Construction.

     WGL Holdings’ interest expense of $11.2 million for the second quarter of fiscal year 2005 increased $452,000 over the same period last year due primarily to higher interest costs on short-term borrowings. The higher interest costs associated with these borrowings reflect an increase of approximately 150 basis points in the weighted average cost of short-term debt, partially offset by a lower average balance outstanding.

     RESULTS OF OPERATIONS — Six Months Ended March 31, 2005 vs. March 31, 2004

     Summary Results

     For the first six months of fiscal year 2005, the Company reported net income of $123.1 million, or $2.51 per share, an increase of $4.3 million, or $0.08 per share, over net income of $118.8 million, or $2.43 per share, for the corresponding six-month period in fiscal year 2004. The increased net income in the current year-to-date period was due primarily to utility customer growth, the impact of favorable regulatory decisions, reduced utility-related expenses including operation and maintenance, depreciation and amortization and income taxes. Earnings from non-utility operations were relatively unchanged between the first six months of fiscal years 2005 and 2004, but the components of the earnings changed significantly as more earnings in the current six months were derived from the Company’s major non-utility segments. This improvement in earnings was partially offset by 2.9 percent lower natural gas deliveries to firm customers by the regulated utility during the current period. The earnings comparison between the current and corresponding prior year’s six-month periods also was affected by the inclusion in the first six months of fiscal year 2004 of an after-tax gain of $5.8 million, or $0.12 per share, realized from the sale of a carried interest in real estate.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Regulated Utility Operating Results

     The regulated utility segment reported net income of $114.4 million, or $2.34 per share, for the first six months of fiscal year 2005, an increase of $4.4 million, or $0.09 per share, over net income of $110.0 million, or $2.25 per share, for the comparable period in fiscal year 2004. The increase in net income was favorably affected by a 2.8 percent increase in active customer meters. The current six-month period also benefited $2.3 million, or $0.03 per share, from realizing the favorable effect of changes in rates charged to customers that were implemented in Maryland on November 6, 2003 and the District of Columbia on November 24, 2003. This benefit is net of the impact of a Virginia rate increase that went into effect on February 26, 2004, subject to refund, and included in this segment’s operating results for the six months ended March 31, 2004, but was not in effect during the six months ended March 31, 2005 (refer to the “Regulatory Matters—Virginia Jurisdiction” section of Management’s Discussion for Washington Gas).

     Total gas deliveries to firm customers fell 30.1 million therms, or 2.9 percent, to 1.021 billion therms delivered for the six months ended March 31, 2005, primarily due to warmer weather. Weather was 1.7 percent warmer in the current six-month period than in the comparable period of the prior fiscal year. Weather was 5.1 percent colder than normal for the six months ended March 31, 2005, enhancing net income in relation to normal weather by an estimated $5 million, or $0.10 per share. Weather for the six months ended March 31, 2004 was 7.0 percent colder than normal, contributing $10 million, or $0.20 per share, to earnings for that period. Total gas deliveries to firm customers in the current six-month period also reflect declines experienced during the first three months of fiscal year 2005 that did not correlate with the change in heating degree days for that period. Due to the relatively small number of normal heating degree days that typically occur in the initial part of the Company’s first fiscal quarter, actual degree days during that period may not correlate effectively with total gas deliveries.

     Current year-to-date earnings for the regulated utility segment benefited from a decline of $891,000 (pre-tax), or $0.01 per share, in operation and maintenance expenses. The lower expenses primarily reflect six percent fewer employees and reduced employee severance costs, partially offset by the effect of higher labor rates and employee benefit costs.

     Earnings for the regulated utility segment also reflect lower depreciation and amortization expense of $4.6 million (pre-tax), or $0.06 per share. The lower expense is attributable to a reversal in the current six-month period of $1.0 million (pre-tax), or $0.01 per share, of depreciation expense that was previously recorded in fiscal year 2004 related to the performance of an earnings test as required by the SCC of VA’s December 18, 2003 Final Order. The year-over-year reduction in expense is also due to the inclusion in the first six months of fiscal year 2004 of depreciation expense of $3.5 million (pre-tax), or $0.04 per share, applicable to the period from January 1, 2002 through November 11, 2002, that was recorded in connection with the SCC of VA’s December 18, 2003 Final Order, as well as depreciation expense of $554,000 (pre-tax), or $0.01 per share, recorded in connection with a Virginia earnings test.

     The regulated utility segment also benefited during the current period when compared to the corresponding period of the prior fiscal year, from reduced income tax expense due to a lower estimated annual effective income tax rate that was primarily attributable to a greater amount of the non-taxable benefit of the Medicare subsidy, partially offset by slightly higher pre-tax income.

     Non-Utility Operating Results

     Total net income for the Company’s non-utility operations was $8.6 million, or $0.17 per share, for the six months ended March 31, 2005, relatively unchanged from the corresponding period of the prior fiscal year. The following table compares the financial results from non-utility activities for the six months ended March 31, 2005 and 2004.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Net Income (Loss) Applicable to Non-Utility Activities
	Six Months Ended
	March 31,
(In thousands)	2005	2004	Variance

Retail energy-marketing	$9,893	$4,627	$5,266
Commercial HVAC	(688)	(1,272)	584

Subtotal	9,205	3,355	5,850
Other non-utility activities	(570)	5,374	(5,944)

Total	$8,635	$8,729	$(94)

     Retail Energy-Marketing. WGEServices reported net income of $9.9 million, or $0.20 per share, for the first six months of fiscal year 2005, an increase of $5.3 million, or $0.10 per share, over the same period of the last fiscal year. The year-over-year improvement in earnings primarily reflects higher gross margins from the sale of natural gas, and a relatively small increase in gross margins from electric sales despite significantly lower electric sales volumes.

     Commercial HVAC. The commercial HVAC segment reported a net loss of $688,000, or $0.02 per share, for the first six months of fiscal year 2005, an improvement of $584,000, or $0.01 per share, over the same period last fiscal year. This improvement, driven primarily by this segment’s operating results for the current second quarter, primarily reflects increased sales and lower selling, general and administrative expenses during the period.

     Other Non-Utility Activities . Results for other non-utility activities for the current six-month period reflect a $5.9 million decrease in income from the same period of the prior fiscal year, primarily due to an after-tax gain of $5.8 million, or $0.12 per share, realized from the sale of a carried interest in real estate in the first six months of fiscal year 2004 that did not recur in the current period.

     Interest Expense

     The following table depicts the components of interest expense for the six months ended March 31, 2005 and 2004.

Composition of Interest Expense
	Six Months Ended
	March 31,
(In thousands)	2005	2004	Variance

Long-term debt	$20,998	$20,935	$63
Short-term debt	1,227	774	453
Other (includes AFUDC*)	4	628	(624)

Total	$22,229	$22,337	$(108)

*Represents the debt component of the Allowance for Funds Used During Construction.

     WGL Holdings’ interest expense of $22.2 million for the first six months of fiscal year 2005 decreased $108,000 from the same period last year. The current period reflects a $453,000 increase in interest costs on short-term borrowings due to a 118 basis point increase in the weighted average cost of these borrowings, partially offset by a lower average balance outstanding. This was more than offset by a $624,000 decline in the current period of interest expense associated with miscellaneous items.

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

     The Company has a goal to maintain its common equity ratio in the mid-50 percent range of total consolidated capital. The level of this ratio can vary during the fiscal year due to the seasonal nature of the Company’s business. In addition, the Company typically reduces short-term debt balances in the spring because a significant portion of the Company’s current assets is converted into cash at the end of the winter heating season. Accomplishing these capital structure objectives and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for the Company and Washington Gas, and to allow access to capital at reasonable costs. As of March 31, 2005, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 59.5 percent common equity, 1.8 percent preferred stock and 38.7 percent long-term debt. The cash flow requirements of the Company and the ability to provide satisfactory resources to satisfy those requirements are primarily influenced by the activities of Washington Gas and to a lesser extent the non-utility operations.

     The Company believes it has sufficient liquidity to satisfy its financial obligations. At March 31, 2005, the Company did not have any restrictions on its cash balances that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.

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

     The Company’s retail energy-marketing subsidiary, WGEServices, has seasonal short-term cash requirements resulting from its need to purchase storage gas inventory in advance of the period in

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

which the storage gas is sold. In addition, WGEServices must continually pay its suppliers of natural gas and electricity before it collects its accounts receivable balances resulting from these sales. WGEServices derives its funding to finance these activities from short-term debt issued by the Company.

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

     The Company and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal requirements. The Company’s policy is to maintain back-up bank credit facilities in an amount equal to or greater than its expected maximum commercial paper position. As of March 31, 2005, Washington Gas and WGL Holdings each had a credit agreement with a group of commercial banks in the amount of $175 million in support of their short-term debt requirements. The credit facility for Washington Gas expires on April 28, 2009, and permits the regulated utility to request prior to April 28, 2008, and the banks to approve, an additional line of credit of $100 million above the original credit limit, for a maximum potential total of $275 million. WGL Holdings’ credit facility expires on April 27, 2007, and permits the Company to request prior to April 28, 2006, and the banks to approve, an additional line of credit of $50 million above the original credit limit, for a maximum potential total of $225 million. As of March 31, 2005, there were no outstanding borrowings under either the Washington Gas or WGL Holdings credit facility.

     The Company had outstanding notes payable through the issuance of commercial paper of $82.9 million at March 31, 2005 as compared to $95.6 million outstanding at September 30, 2004. Substantially all of the outstanding notes payable balance at March 31, 2005 was commercial paper issued by WGL Holdings. Of the outstanding notes payable balance at September 30, 2004, $76.9 million was commercial paper issued by WGL Holdings and $18.7 million was commercial paper issued by Washington Gas.

     Long-Term Cash Requirements and Related Financing

     The Company’s long-term cash requirements primarily depend upon the level of capital expenditures, long-term debt maturity requirements and decisions to refinance long-term debt. Historically, the Company has devoted the majority of its capital expenditures to adding new regulated utility customers in its existing service area. However, as a result of recent operating issues in Prince George’s County, Maryland described later in Management’s Discussion, the Company forecasts a gereater level of replacement capital expenditures over the next two and one-half years. At March 31, 2005, Washington Gas was authorized to issue up to $213.0 million of long-term debt under a shelf registration that was declared effective by the Securities and Exchange Commission on April 24, 2003. On May 20, 2003, Washington Gas executed a Distribution Agreement with certain financial institutions for the issuance and sale of debt securities included in the

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

shelf registration statement.

     On March 7, 2005, Washington Gas, through exercise of a call option, retired $20.0 million of Medium-Term Notes (MTNs) and paid the applicable accrued interest. The MTNs redeemed were $10.0 million of 7.76 percent MTNs and $10.0 million of 7.75 percent MTNs that had a nominal maturity date in March 2025. The Company expects to replace this debt in fiscal year 2005 with newly-issued, lower-cost MTNs (refer to the “Market Risk—Interest-Rate Risk” section of Management’s Discussion).

     Security Ratings

     The table below reflects the current credit ratings for the outstanding debt instruments of WGL Holdings and Washington Gas. Changes in credit ratings may affect the Company’s and Washington Gas’ cost of short-term and long-term debt and their access to the credit markets.

Credit Ratings for Outstanding Debt Instruments

	WGL Holdings, Inc.		Washington Gas

	Unsecured		Unsecured
	Medium-Term	Commercial	Medium-Term	Commercial
Rating Service	Notes (Indicative)*	Paper	Notes	Paper

Fitch Ratings	A+	F1	AA-	F1+
Moody’s Investors Service	**	Not-Prime	A2	P-1
Standard & Poor’s Ratings Services***	AA-	A-1	AA-	A-1

* Indicates the ratings that may be applicable if WGL Holdings were to issue unsecured medium-term notes.
** Unpublished.
*** This agency has held a negative outlook on the long-term debt ratings of WGL Holdings and Washington Gas since July 2, 2004.

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

     Financial Guarantees. WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At March 31, 2005, these guarantees totaled $228.9 million. Termination of these guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings also had guarantees totaling $6.0 million at March 31, 2005 that were made on behalf of certain of its non-utility subsidiaries associated with their banking transactions. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.

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

     Prince George’s County, Maryland Operating Issues. On April 1, 2005, Washington Gas announced that it will address a significant increase in the number of natural gas leaks in a portion of its distribution system in Prince George’s County, Maryland (the rehabilitation project). As of April 22, 2005, Washington Gas had identified approximately 1,400 leaks in a 100 square-mile area of Prince George’s County. The leaks have resulted from the deterioration of seals located within mechanical couplings that connect sections of distribution mains and service lines. These mechanical couplings were routinely installed on the Washington Gas system approximately during the period between the early 1950’s through the early 1970’s. Washington Gas expects to address all leaks in the affected area within approximately six months of their being identified, and expects to rehabilitate or replace all other coupled service lines and distribution mains in the affected Prince George’s County area by the end of December 2007, even if no leaks have been detected.

     Washington Gas will rehabilitate the distribution system in the affected area by replacing the service lines, and by either encapsulating couplings on mains or replacing the mains. In most cases, Washington Gas will replace service lines by inserting a new plastic service line through the existing steel service line that contains the mechanical couplings. Encapsulation of couplings on mains involves tightening and then sealing the coupling with a permanent bonding material. If encapsulation of couplings on mains is not deemed appropriate, the main will be replaced.

     Currently, the costs of the rehabilitation project are expected to be recorded as capital expenditures, and are currently estimated to be $87 million, excluding paving costs as discussed below. On April 28, 2005, Washington Gas requested that the Public Service Commission of Maryland (PSC of MD) ratify Washington Gas’ interpretation of the applicable regulatory accounting rules to treat the costs of encapsulating couplings on mains, currently estimated to be $13 million of the $87 million cost estimate, as capital expenditures (refer to the “Regulatory Matters—Maryland Jurisdiction” section of Management’s Discussion for Washington Gas for a further discussion of this regulatory matter). This cost estimate does not include any potential costs associated with paving, which could increase the total cost estimate by up to an additional $50 million. The costs of paving would be accounted for in the same manner as the $87 million of costs to which the paving would relate. The substantial nature of the paving cost estimate is primarily attributable to the fact that in 2002, Prince George’s County expanded paving requirements and increased related fees. Since that time, Washington Gas has discussed with Prince George’s County officials its concerns regarding the county’s new paving and permitting requirements, and plans to continue those discussions as this project moves forward.

     Washington Gas has not yet determined what is causing the leaks on the mains and services in

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

the affected area of Prince George’s County. Washington Gas has retained outside experts to attempt to determine the cause of the leaks. Mechanical couplings identical to the couplings in Prince George’s County are located in other portions of Washington Gas’ distribution system, including Virginia, other areas of Maryland, and the District of Columbia. To date, Washington Gas has not experienced any pattern of leaks in these other areas that is comparable to the leak pattern encountered in the affected area of Prince George’s County.

     The current cost estimate of up to $137 million represents a significant increase in planned capital expenditures in fiscal years 2006 through 2008 (refer to the “Liquidity and Capital Resources—Capital Expenditures” section of Management’s Discussion for a table of projected capital expenditures). The actual costs that will be incurred for the work associated with the rehabilitation project could differ materially from the cost estimates discussed herein. However, Washington Gas believes it has the financial resources necessary to fund this project due to its current strong cash position, and the financing options it has available.

     Management of Washington Gas believes that the costs to be incurred related to this matter are necessary to provide safe and reliable utility service. Management believes that costs such as these are normally recognized in the ratemaking process as reasonable. At the present time, Washington Gas has not requested regulatory recovery of these costs that will be incurred. However, Washington Gas is considering the effect of these capital expenditures on its ability to earn its allowed rate of return in Maryland, and is evaluating the most appropriate regulatory option to enable full and timely recovery of, and return on, the amounts to be expended. There can be no assurance at this time that recovery in rates will be allowed or at what point in time such recovery may begin to be reflected in rates. Significant negative effects on earnings in future years could result if such costs are incurred and recovery in rates is not allowed.

     The current cost estimate and the accounting treatment described herein supersede the discussion of the cost estimate and the accounting treatment described in a Form 8-K filed by the Company and Washington Gas on April 1, 2005.

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

     During the first six months of the Company’s fiscal year, the Company typically generates more net income than its annual net income (net losses are normally generated in the last six months of the fiscal year) due to the significant volumes of natural gas that are delivered by the regulated utility during the winter heating season. Variations in the level of net income reported for the six-month period ended March 31 may be significant because of the variability of weather and other related factors from one period in a year to the same period in the subsequent year. Generating large sales volumes during the six-month period ended March 31 increases accounts receivable from the level at September 30; likewise, accounts payable increases to pay providers of the natural gas commodity. Accounts payable for the natural gas commodity can also vary significantly from one period to the next because of the volatility in the price of natural gas. Storage gas inventories, which usually peak by November 1, are largely drawn down in the six months ended March 31, and provide a source of cash as this asset is used to satisfy winter sales demand. Gas costs due from or to customers and deferred purchased gas costs, which represent the difference between gas costs that have been paid to suppliers and what has been collected from customers, can also cause significant variations in operating cash flows from period to period.

     Net cash provided by operating activities totaled $174.3 million for the first six months of fiscal year 2005. A description of certain material changes in working capital from September 30, 2004 to March 31, 2005 is listed below:

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

•	Accounts receivable and accrued utility revenues increased $300.0 million, primarily due to the onset of the Company’s heating season and the increased sales that resulted during this period.

•	Storage gas inventory levels decreased $165.3 million from September 30, 2004 as volumes were withdrawn to satisfy a portion of sales demand during the winter heating season.

•	Accounts payable increased $29.0 million, largely attributable to increased gas purchases to match the increased sales demand.

     Cash Flows Used in Financing Activities

     Cash flows used in financing activities were $64.6 million for the six months ended March 31, 2005. During the current six-month period, the Company retired $20.0 million of MTNs. A decrease in notes payable of $12.7 million, coupled with a common stock dividend payment of $31.6 million, were additional uses of cash.

     Cash Flows Used in Investing Activities

     During the six months ended March 31, 2005, cash flows used in investing activities totaled $44.1 million, primarily for capital expenditures made on behalf of the regulated utility.

     Capital Expenditures

     The Company recently revised its five-year capital expenditures budget from $670.7 million to a total of $792.7 million to be expended during fiscal years 2005 through 2009. The increase in this budget primarily reflects $87 million in costs that are currently estimated to be expended in connection with the rehabilitation project in Prince George’s County, Maryland. The increased budget also includes an additional $50 million for the maximum potential costs of paving that could be incurred related to this project (refer to the “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” section in Management’s Discussion).

     The following table depicts the Company’s revised capital expenditures budget for fiscal years 2005 through 2009.

Projected Capital Expenditures
	Fiscal Year Ending September 30,
(In millions)	2005	2006	2007	2008	2009	Total

New business	$61.1	$64.6	$66.0	$66.3	$63.8	$321.8
Replacements	41.6	84.8	85.7	52.5	36.6	301.2
Other	29.0	46.5	36.2	30.6	27.4	169.7

Total	$131.7	$195.9	$187.9	$149.4	$127.8	$792.7

     Included in the table above is $60 million of capital expenditures to construct a necessary, new source of supply to support customers beginning during the winter of 2008-2009 and beyond. Those expenditures are for constructing a one billion cubic foot liquefied natural gas storage facility on the land used for former storage facilities in Chillum, Maryland. Management believes that the construction of this liquefied natural gas storage project represents the lowest cost and most operationally desirable

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

system supply for its customers. However, residents neighboring the planned site, as well as their elected officials, have voiced concerns with and opposition to this project. The next best alternative would require that the Company make significant enhancements to its transmission and distribution systems and retain much costlier firm transportation or firm storage services from interstate pipelines every day of the year, thus increasing gas costs to customers. At the present time, management cannot predict whether the liquefied natural gas storage facility will be built. In any event, it is the opinion of management that it will have the necessary supply and deliverability of that supply in some form to provide for the future growth of its customer base and the pressure requirements on its distribution system.

     CREDIT RISK

     Regulated Utility Operations

     Certain suppliers that sell gas to Washington Gas have either relatively low credit ratings or are not rated by major credit rating agencies. In the event of a supplier’s failure to deliver contracted volumes of gas, the regulated utility may need to replace those volumes at prevailing market prices, which may be higher than the original transaction prices, and pass these costs through to its sales customers under the purchased gas cost adjustment mechanisms (refer to the “Market Risk—Price Risk Related to the Regulated Utility Operations” section of Management’s Discussion). To manage this supplier credit risk, Washington Gas screens suppliers’ creditworthiness and asks suppliers as necessary for financial assurances including, but not limited to, letters of credit and parental guarantees, to mitigate adverse price exposures that could occur if a supplier defaults.

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

     In order to mitigate commodity price risk for its firm customers, Washington Gas has specific regulatory approval in the District of Columbia, Maryland and Virginia to hedge contracts for a limited

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

portion of its natural gas purchases. Additionally, the regulated utility purchases natural gas under contracts that provide for volumetric variability. Certain of these contracts are required to be recorded at fair value (refer to Note 7 of the Notes to Consolidated Financial Statements—Derivative Instruments for a discussion of the accounting for these derivative instruments). As of March 31, 2005 and September 30, 2004, the Company recorded a payable on its balance sheet reflecting a fair value loss of $4.3 million and $8.2 million, respectively, related to its variable gas purchase contracts, with a corresponding amount recorded as a regulatory asset in accordance with regulatory accounting requirements for recoverable costs in each jurisdiction.

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

     Natural Gas. WGEServices is exposed to market risk to the extent it does not closely match the timing and volume of natural gas it purchases with the related fixed price or indexed sales commitments. WGEServices’ risk management policies and procedures are designed to minimize these risks. WGEServices also faces risk in that approximately 60 percent of its annual natural gas sales volumes are subject to variations in customer demand caused by fluctuations in weather. Purchases of natural gas to fulfill retail sales commitments are made generally under fixed-volume contracts that are based on normal weather assumptions. If there is a significant deviation from normal weather that causes purchase commitments to differ significantly from sales levels, WGEServices may be required to buy incremental natural gas or sell excess natural gas at prices that negatively impact gross margins. WGEServices manages this volumetric risk by using storage gas inventory and peaking services offered to marketers by the regulated utilities that provide delivery service for WGEServices customers. WGEServices also manages price risk through the use of derivative instruments. At March 31, 2005 and September 30, 2004, these derivative instruments were recorded on the Company’s consolidated balance sheets as a fair value gain of $941,000 and $719,000, respectively. In connection with these derivative instruments, WGEServices recorded a gain of $1.5 million (pre-tax) and a loss of $643,000 (pre-tax) for the three and six months ended March 31, 2005, respectively. WGEServices recorded a loss of $369,000 (pre-tax) and a gain of $485,000 (pre-tax) for the three and six months ended March 31, 2004, respectively.

     Electricity. During the six months ended March 31, 2005, WGEServices limited its volumetric and price risks associated with its electric business by purchasing full requirements supply from wholesale electricity suppliers under master purchase and sale agreements. WGEServices’ principal supplier of electricity is Mirant Americas Energy Marketing L.P. (MAEM), an indirect wholly owned subsidiary of Mirant Corporation (Mirant). WGEServices purchases full requirements services from MAEM, including electric energy, capacity and certain ancillary services, for resale to retail electric customers. MAEM assumes the risk for any volume and price risks associated with sales made by WGEServices.

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

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     The performance risk associated with the pre-bankruptcy petition MAEM contracts is mitigated through a Security and Escrow agreement entered into between WGEServices and MAEM prior to the bankruptcy filing. Under the Security and Escrow agreement, WGEServices has access to collateral that was intended to cover the difference between the current market price of electricity and the price at which WGEServices has contracted to buy electricity from MAEM. WGEServices has the contractual right to draw on the escrow funds in the account (which totaled $102,000 and $3.0 million as of March 31, 2005 and September 30, 2004, respectively) if the pre-bankruptcy petition contracts between WGEServices and MAEM are terminated. Accordingly, WGEServices is potentially exposed to any excess damages above this escrow account balance in the event of contract rejection.

     On January 19, 2005, Mirant filed a plan of reorganization in connection with its bankruptcy. The plan proposes that upon MAEM’s emergence from bankruptcy, any pre-bankruptcy petition executory contracts not expressly assumed would be rejected. At this time, WGEServices’ pre-bankruptcy petition contracts have not been expressly assumed, and there is no assurance that they will be.

     Should MAEM reject WGEServices’ pre-bankruptcy petition contracts either prior to or at the time of its emergence from bankruptcy, WGEServices estimates that its potential exposure would not be material to its results of operations or financial position. This estimate of WGEServices’ exposure to contract termination is based upon acquiring supply, priced at forward electricity prices through the expiration of the existing sales contracts. The actual exposure for WGEServices may differ from the estimate due to the timing of contract terminations, deviations from normal weather, changes in future market conditions or other factors.

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

     WGEServices has made efforts to reduce its reliance on a single supplier. In addition to MAEM, WGEServices has separate master purchase and sale agreements under which it purchases full requirements services from other wholesale electricity suppliers. These electric suppliers either have investment grade credit ratings or provide guarantees from companies with investment grade credit ratings. Electric suppliers other than MAEM accounted for less than ten percent of WGEServices’ full requirements electric purchases for the six months ended March 31, 2005.

     In order to improve its competitive position and to further diversify its electricity supply sources, commencing in the third quarter of fiscal year 2005, WGEServices has begun to procure electricity supply under contract structures other than full requirements contracts. WGEServices is assembling the various components of supply, including electric energy, capacity, ancillary services and transmission service from multiple suppliers to match its customer requirements. In addition to improving its competitive position, this new strategy will reduce the potential credit exposure that WGEServices otherwise faces when dealing almost exclusively with MAEM.

     In purchasing non-full requirements electric services, WGEServices will be exposed to price risk to

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

the extent it does not procure electricity at prices that allow for a sufficient gross margin on its retail electric sales commitments. WGEServices’ electric business also will be exposed to fluctuations in weather. These non-full requirements purchases generally will be made under fixed-volume contracts that are based on certain weather assumptions. If there are significant deviations in weather from these assumptions, WGEServices could be exposed to hourly price and volume risk that negatively impact gross margins.

     Value-At-Risk. WGEServices also measures the market risk of its energy commodity portfolio and employs risk control mechanisms to measure and determine mitigating steps related to market risk, including the determination and review of value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. For the natural gas portfolio, based on a 95 percent confidence interval, WGEServices’ value-at-risk at March 31, 2005 was approximately $227,000 for a one-day holding period. WGEServices also calculates the value of its open position related to natural gas, which measures the amount of additional transactions that would be required to close the volumetric differential between its purchase and sales commitments. As of March 31, 2005, WGEServices would have had to increase its forward purchase commitments by approximately $6.6 million to close its open position.

     Interest-Rate Risk

     The Company is exposed to interest-rate risk associated with its debt financing costs. The Company utilizes derivative financial instruments from time to time in order to minimize its exposure to interest-rate risk.

     In September 2004, Washington Gas entered into two forward-starting swaps with an aggregate notional principal amount of $60.5 million. These swaps are intended to mitigate a substantial portion of the risk of rising interest rates associated with anticipated future debt issuances, and are scheduled to terminate concurrent with the execution of these debt transactions planned for June 2005. The anticipated debt issuances will replace $20.0 million of 6.50 percent MTNs due 2025 that Washington Gas expects to retire through the exercise of a call option on June 9, 2005, $20.5 million of 7.45 percent MTNs that will mature on June 20, 2005, and $20.0 million of MTNs that were retired in March 2005 (refer to the “Liquidity and Capital Resources—Long-Term Cash Requirements and Related Financing” section of Management’s Discussion). The forward-starting swaps were designated as cash flow hedges in accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and are carried at fair value. At March 31, 2005 and September 30, 2004, these swaps had a net fair value loss totaling $527,000 and $475,000, respectively. Refer to Note 7 of the Notes to Consolidated Financial Statements—Derivative Instruments for a further discussion of the accounting for these transactions.

     As discussed in this report, the Company and Washington Gas utilize commercial paper to satisfy short-term borrowing requirements. Short-term interest rates have been relatively low in relation to historical levels. Actions and communications by the Federal Reserve in the past year, however, have resulted in increases in short-term interest rates and have signaled a likely continuation of these increases. Increases in short-term interest rates may reduce the profitability of the Company and Washington Gas to the extent those higher interest rates are not timely reflected in utility rates or the prices charged by WGEServices.

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

     RESULTS OF OPERATIONS — Three Months Ended March 31, 2005 vs. March 31, 2004

     Summary Results

     Washington Gas reported net income applicable to common stock of $74.7 million for the three months ended March 31, 2005 as compared to net income of $75.3 million for the same period of the prior fiscal year.

     Utility Net Revenues

     Net revenues for Washington Gas were $226.9 million for the current quarter, as compared to net revenues of $231.2 million for the same quarter in fiscal year 2004. Net revenues were primarily affected by lower natural gas deliveries due to weather that was 2.7 percent warmer in the current quarter than the same quarter of the prior fiscal year. Favorably contributing to net revenues was the addition of 27,479 active customer meters, an increase of 2.8 percent, from the end of the same quarter of the prior fiscal year. Key gas delivery, weather and meter statistics are shown in the table below for the three months ended March 31, 2005 and 2004.

Gas Deliveries, Weather and Meter Statistics
	Three Months Ended			Percent
	March 31,			Increase
	2005	2004	Variance	(Decrease)

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	432,258	432,143	115	—
Gas Delivered for Others	194,666	217,387	(22,721)	(10.5)

Total Firm	626,924	649,530	(22,606)	(3.5)

Interruptible
Gas Sold and Delivered	2,413	1,952	461	23.6
Gas Delivered for Others	99,942	85,390	14,552	17.0

Total Interruptible	102,355	87,342	15,013	17.2

Electric Generation—Delivered for Others	9,202	11,149	(1,947)	(17.5)

Total Deliveries	738,481	748,021	(9,540)	(1.3)

Degree Days
Actual	2,264	2,328	(64)	(2.7)
Normal	2,117	2,110	7	0.3
Percent Colder Than Normal	6.9%	10.3%	n/a	n/a
Active Customer Meters (end of period)	1,015,227	987,748	27,479	2.8
New Customer Meters Added	5,827	6,936	(1,109)	(16.0)

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

     During the quarter ended March 31, 2005, firm therm deliveries declined 22.6 million therms, or 3.5 percent, to 626.9 million therms delivered during the second quarter of fiscal year 2005. This comparison with the same quarter of the prior fiscal year primarily reflects 2.7 percent warmer weather as compared to the prior year’s second quarter. Weather was 6.9 percent colder than normal in the second quarter of fiscal year 2005, as compared to 10.3 percent colder than normal for the same quarter of the prior fiscal year.

     Many customers choose to buy the natural gas commodity from third-party marketers, rather than purchase the natural gas commodity and delivery service from Washington Gas on a “bundled” basis. Gas delivered to firm customers but purchased from third-party marketers represented 31.1 percent of total firm therms delivered during the quarter ended March 31, 2005, compared to 33.5 percent delivered during the quarter ended March 31, 2004. On a per unit basis, Washington Gas earns the same net revenues from delivering gas for others as it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from Washington Gas. Therefore, the regulated utility does not experience any loss in net revenues when customers choose to purchase the natural gas commodity from a third-party marketer.

     Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customers when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers increased 17.2 percent during the second quarter of fiscal year 2005 when compared to the same quarter last year, primarily reflecting a reduction in the curtailment of interruptible service due to warmer weather in the current quarter than the same quarter of the prior fiscal year.

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

     Gas Service for Electric Generation. Washington Gas sells and/or delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the current quarter, deliveries to these customers decreased 17.5 percent to 9.2 million therms, reflecting the use by these customers of alternative fuels primarily due to higher natural gas prices. Washington Gas shares a significant majority of the margins earned from gas deliveries to these customers with firm customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

     Utility Operating Expenses

     Operation and Maintenance Expenses. Operation and maintenance expenses of $59.9 million for the three months ended March 31, 2005 were $1.7 million, or 2.8 percent, lower than the same period in the prior fiscal year. This decrease primarily reflects fewer employees and lower employee severance costs, partially offset by higher labor rates and employee benefits expense.

     Depreciation and Amortization. Depreciation and amortization expense was $21.2 million for the second quarter of fiscal year 2005, a decrease of $1.5 million, or 6.8 percent, from the same quarter of the prior fiscal year. The lower expense is attributable to a reversal in the current period of $1.0

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

million of depreciation expense that was previously recorded in fiscal year 2004 related to the performance of an earnings test required by the SCC of VA’s December 18, 2003 Final Order. The lower expense in the current second quarter also reflects $554,000 of depreciation expense that was recorded in the second quarter of fiscal year 2004 related to a Virginia earnings test that did not recur in the current quarter. Refer to the “Regulatory Matters—Virginia Jurisdiction” section of this Management’s Discussion for a further discussion of these regulatory matters.

     Income Taxes. Income taxes for the current quarter decreased $2.9 million, or 5.9 percent, from the prior year’s corresponding quarter due to a reduction in pre-tax income and a lower estimated annual effective income tax rate that was primarily attributable to a greater amount of the non-taxable benefit of the Medicare subsidy.

     Interest Expense

     The explanations for changes in Washington Gas’ interest expense are substantially the same as the explanations included in Management’s Discussion for WGL Holdings. Those explanations are incorporated herein by reference into this discussion.

     RESULTS OF OPERATIONS — Six Months Ended March 31, 2005 vs. March 31, 2004

     Summary Results

     For the first six months of fiscal year 2005, Washington Gas reported net income applicable to common stock of $114.6 million, an increase of $3.6 million, or 3.3 percent over net income of $111.0 million for the same period of the prior fiscal year.

     Utility Net Revenues

     Net revenues for Washington Gas were $390.1 million for the current six-month period, as compared to net revenues of $393.9 million for the corresponding period in the prior fiscal year. Revenues were primarily affected by lower natural gas deliveries due to 1.7 percent warmer weather in the current period when compared to the same period last year, and other factors discussed below. Favorably contributing to net revenues was a 2.8 percent increase in active customer meters, and a $2.3 million benefit from the favorable effect of changes in rates charged to customers that were implemented in Maryland on November 6, 2003 and the District of Columbia on November 24, 2003. This benefit is net of the impact of a Virginia rate increase that went into effect on February 26, 2004, subject to refund, and included in this segment’s operating results for the six months ended March 31, 2004, but was not in effect during the six months ended March 31, 2005 (refer to the “Regulatory Matters—Virginia Jurisdiction” section of this Management’s Discussion). Key gas delivery, weather and meter statistics are shown in the table below for the six months ended March 31, 2005 and 2004.

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Gas Deliveries, Weather and Meter Statistics
	Six Months Ended			Percent
	March 31,			Increase
	2005	2004	Variance	(Decrease)

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	689,072	698,786	(9,714)	(1.4)
Gas Delivered for Others	332,385	352,811	(20,426)	(5.8)

Total Firm	1,021,457	1,051,597	(30,140)	(2.9)

Interruptible
Gas Sold and Delivered	4,569	4,974	(405)	(8.1)
Gas Delivered for Others	177,440	167,284	10,156	6.1

Total Interruptible	182,009	172,258	9,751	5.7

Electric Generation—Delivered for Others	18,509	21,717	(3,208)	(14.8)

Total Deliveries	1,221,975	1,245,572	(23,597)	(1.9)

Degree Days
Actual	3,653	3,716	(63)	(1.7)
Normal	3,476	3,472	4	0.1
Percent Colder Than Normal	5.1%	7.0%	n/a	n/a
Active Customer Meters (end of period)	1,015,227	987,748	27,479	2.8
New Customer Meters Added	14,299	15,886	(1,587)	(10.0)

     Gas Service to Firm Customers. During the six months ended March 31, 2005, total gas deliveries to firm customers were 1.021 billion therms, a decrease of 30.1 million therms, or 2.9 percent, in deliveries from the same period last year. This comparison primarily reflects 1.7 percent warmer weather in the current period than the comparable period of the prior year. Weather for the six months ended March 31, 2005 was 5.1 percent colder than normal, as compared to 7.0 percent colder than normal for the same period last year. Total gas deliveries to firm customers in the current six-month period also reflect declines experienced during the first three months of fiscal year 2005 that did not correlate with the change in heating degree days for that period. Due to the relatively small number of normal heating degree days that typically occur in the initial part of the Company’s first fiscal quarter, actual degree days during that period may not correlate effectively with total gas deliveries.

     Gas Service to Interruptible Customers. Therm deliveries to interruptible customers increased 5.7 percent during the first six months of fiscal year 2005 when compared to the same period last fiscal year, primarily reflecting a reduction in the curtailment of interruptible service due to warmer weather in the current year-to-date period than the same period last fiscal year.

     Gas Service for Electric Generation. During the current six-month period, deliveries to the two electric generation facilities in Maryland decreased 14.8 percent to 18.5 million therms, primarily due to higher natural gas prices.

     Utility Operating Expenses

     Operation and Maintenance Expenses. Operation and maintenance expenses of $116.3 million for the first six months of fiscal year 2005 were $957,000 lower than the same period last year. The lower expenses primarily reflect six percent fewer employees and reduced employee severance costs, partially offset by the effect of higher labor rates and employee benefit costs.

     Depreciation and Amortization. Depreciation and amortization expense was $43.3 million for the first six months of fiscal year 2005, a decrease of $4.6 million, or 9.5 percent, from the same period

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

of the prior fiscal year. The lower expense is attributable to a reversal in the current six-month period of $1.0 million (pre-tax) of depreciation expense that was previously recorded in fiscal year 2004 related to the performance of an earnings test as required by the SCC of VA’s December 18, 2003 Final Order. The year-over-year reduction in expense is also due to the inclusion in the first six months of fiscal year 2004 of depreciation expense of $3.5 million (pre-tax) applicable to a prior period that was recorded in connection with the SCC of VA’s December 18, 2003 Final Order, as well as depreciation expense of $554,000 (pre-tax) recorded in connection with a Virginia earnings test.

     Income Taxes. Income taxes for the current six months ended March 31, 2005 decreased $3.7 million, or 4.9 percent, from the same period of the prior fiscal year due to a lower estimated annual effective income tax rate that was primarily attributable to a greater amount of the non-taxable benefit of the Medicare subsidy, partially offset by slightly higher pre-tax income in the current six-month period.

     Interest Expense

     The explanations for changes in Washington Gas’ interest expense are substantially the same as the explanations included in the Management’s Discussion for WGL Holdings. Those explanations are incorporated herein by reference into this discussion.

     LIQUIDITY AND CAPITAL RESOURCES

     Liquidity and capital resources for Washington Gas are substantially the same as the liquidity and capital resources discussion included in the Management’s Discussion for WGL Holdings (except for certain items and transactions that pertain to WGL Holdings and its unregulated subsidiaries) that, therefore, are incorporated herein by reference into this discussion.

     REGULATORY MATTERS

     The Company’s operating results for the six months ended March 31, 2005 when compared to the same period of the prior fiscal year, reflect the effect of favorable regulatory decisions that were implemented in Maryland on November 6, 2003 and the District of Columbia on November 24, 2003. This was partially offset by the impact of a Virginia rate increase that went into effect on February 26, 2004, subject to refund, and included in this segment’s operating results for the six months ended March 31, 2004, but was not in effect during the six months ended March 31, 2005. Certain regulatory matters in the Maryland and Virginia jurisdictions are discussed below. For a further discussion of regulatory matters in all jurisdictions, refer to the Company’s fiscal year 2004 Annual Report on Form 10-K.

     Maryland Jurisdiction

     On April 28, 2005, Washington Gas filed a request for an accounting order with the PSC of MD in connection with the rehabilitation project to be performed in Prince George’s County, Maryland to address natural gas leaks (refer to the “Liquidity and Capital Resources—Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” section of Management’s Discussion for WGL Holdings). Pursuant to this filing, Washington Gas specifically requested that the PSC of MD issue an accounting order to ratify Washington Gas’ interpretation of the applicable regulatory accounting for the costs of encapsulating couplings on mains in the affected areas of Prince George’s County. Washington Gas believes that the currently estimated costs of encapsulating couplings on mains of $13 million should be recorded as capital expenditures. Washington Gas requested that the PSC of MD review Washington Gas’ accounting interpretation by June 15, 2005, and issue a Final Order prior to June 30, 2005.

     Management of Washington Gas believes that the costs to be incurred related to this matter are necessary to provide safe and reliable utility service. Management believes that costs such as these are normally recognized in the ratemaking process as reasonable. At the present time, Washington

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Gas has not requested regulatory recovery of these costs that will be incurred. However, Washington Gas is considering the effect of these capital expenditures on its ability to earn its allowed rate of return in Maryland, and is evaluating the most appropriate regulatory option to enable full and timely recovery of, and return on, the amounts to be expended. However, there can be no assurance at this time that recovery in rates will be allowed or at what point in time such recovery may begin to be reflected in rates.

     Virginia Jurisdiction

     On December 18, 2003, the SCC of VA issued a Final Order in response to an application filed by Washington Gas on June 14, 2002 to increase annual revenues in Virginia. The Final Order granted Washington Gas an increase in annual revenues of $9.9 million, reflecting an allowed rate of return on common equity of 10.50 percent and an overall rate of return of 8.44 percent. In the Final Order, the SCC of VA ordered that the implementation date of new depreciation rates should be January 1, 2002, as opposed to November 12, 2002, as originally requested and implemented by Washington Gas. This required Washington Gas to record additional depreciation expense in the quarter ended December 31, 2003 of approximately $3.5 million, on a pre-tax basis, that related to the period from January 1, 2002 through November 11, 2002.

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

     In approving the treatment described in the preceding paragraph, the SCC of VA further ordered that an annual “earnings test” be performed to determine if Washington Gas has earned in excess of its allowed rate of return on common equity for its Virginia operations. The current procedure for performing this earnings test does not normalize the actual return on equity for the effect of weather over the applicable twelve-month period. To the extent that Washington Gas earns in excess of its allowed return on equity in any annual earnings test period, Washington Gas is required to increase depreciation expense (after considering the impact of income tax benefits) and increase the accumulated reserve for depreciation for the amount of the actual earnings in excess of the earnings produced by the 10.50 percent allowed return on equity. Under the SCC of VA’s requirements for performing earnings tests, if weather is warmer than normal in a particular annual earnings test period, Washington Gas is not allowed to restore any amount of earnings previously eliminated as a result of this earnings test. These annual earnings tests will continue to be performed until the $28 million difference between the accumulated reserve for depreciation recorded on Washington Gas’ books and the theoretical reserve derived by the VA Staff, net of accumulated deferred income taxes, is eliminated or the level of the regulatory asset established for regulatory accounting purposes is adjusted as a result of a future depreciation study. On March 17, 2005, the VA Staff filed a report with the SCC of VA in connection with Washington Gas’ earnings test for the twelve-month period ended December 31, 2003. The VA Staff’s report concluded that Washington Gas did not earn in excess of its allowed return on equity during this period, and recommended that Washington Gas not be required to record any additional depreciation expense related to its earnings for the twelve-month period ended December 31, 2003. On April 26, 2005, the SCC of VA issued an Order that concurred with the VA Staff’s recommendation. As a result, Washington Gas reversed $1.0 million of depreciation expense, on a pre-tax basis, in the quarter ended March 31, 2005 that had been previously recorded in fiscal year 2004 related to this earnings test.

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

     The Stipulation also provided for a one-time credit to all Virginia customers of $3.2 million for certain liabilities that were previously recorded by Washington Gas. This one-time credit was made to customers during the January 2005 billing cycle. Providing this credit to customers did not have an effect on the earnings of the Company or Washington Gas in the three or six months ended March 31, 2005. The Stipulation also required Washington Gas to file with the SCC of VA annual earnings test calculations based on a twelve-month period ended December 31; such calculations are being estimated by the Company quarterly, and when appropriate, accounting adjustments will be recorded.

     On January 31, 2005, Washington Gas filed a proposed Weather Normalization Adjustment clause (WNA) with the SCC of VA to be implemented as an experimental pilot program. If approved by the SCC of VA, the WNA is intended to reduce the effect of weather volatility both on customers’ bills and on the Company’s earnings. The proposed implementation of the WNA by Washington Gas is January 2006, with the first adjustments to customer bills proposed to occur in the first quarter of fiscal year 2007. On April 14, 2005, the Board of Supervisors of Fairfax County, Virginia filed testimony in response to the proposed WNA, recommending that Washington Gas’ proposal as an experimental pilot program be denied, and that Washington Gas re-file its request for a WNA as part of a normal rate review proceeding that would also reflect an appropriate reduction in Washington Gas’ allowed return on common equity in consideration for its reduced business risk that is expected to result from implementing the WNA. On April 29, 2005, the Apartment and Office Building Association of Metropolitan Washington (AOBA) and the Division of Consumer Counsel of the Office of the Attorney General of Virginia (Consumer Counsel) filed testimony opposing the proposed WNA. AOBA recommended, among other things, that Washington Gas not be permitted to implement the WNA as an experimental program, and that adjustments be made to reduce Washington Gas’ allowed return on common equity and base rates to reflect its reduced business risk. In its testimony, Consumer Counsel claimed, among other things, that the proposed WNA would provide significant benefits to Washington Gas with very limited benefits to customers. Testimony from the Staff of the SCC of VA is due on or before May 16, 2005. Washington Gas will have an opportunity to respond to the concerns expressed by the various witnesses in its rebuttal testimony, which is due on or before May 27, 2005. Hearings are scheduled for June 7, 2005.

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

ITEM 4. CONTROLS AND PROCEDURES

     Senior management, including the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ and Washington Gas’ disclosure controls and procedures as of March 31, 2005. Based on this evaluation process, the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that WGL Holdings’ and Washington Gas’ disclosure controls and procedures are effective. There have been no changes in the Registrants’ internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the registrants’ internal control over financial reporting.

WGL Holdings, Inc.
Washington Gas Light Company
Part II — Other Information

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meetings of Shareholders of WGL Holdings, Inc. and Washington Gas Light Company were held on February 23, 2005. Below are the matters voted upon at this meeting.

     WGL Holdings, Inc.

     The following individuals were elected to the Board of Directors of WGL Holdings, Inc.:

Director	Votes in Favor	Votes Withheld

Michael D. Barnes	41,835,543	1,162,897
George P. Clancy, Jr.	42,586,513	411,927
James H. DeGraffenreidt, Jr.	42,270,924	727,516
James W. Dyke, Jr.	42,522,842	475,598
Melvyn J. Estrin	42,570,321	428,119
James F. Lafond	42,582,093	416,347
Debra L. Lee	42,518,186	480,254
Karen Hastie Williams	42,496,999	501,441

     The shareholders ratified the appointment of Deloitte & Touche LLP, independent public accountants, to audit the accounts of WGL Holdings, Inc. for fiscal year 2005 by a vote of 42,405,174 in favor of the proposal and 398,696 against. There were 194,570 abstentions.

     A shareholder proposal to establish cumulative voting was defeated by a vote of 19,105,631 against the proposal and 11,909,630 in favor. There were 1,055,724 abstentions and 10,927,455 broker non-votes.

     Washington Gas Light Company

     The individuals listed above were elected to the Board of Directors of Washington Gas Light Company by a vote of 46,479,536 in favor of the proposal. There were no votes withheld.

     The shareholders ratified the appointment of Deloitte & Touche LLP, independent public accountants, to audit the accounts of Washington Gas Light Company for fiscal year 2005 by a vote of 46,479,536 in favor of the proposal. There were no votes opposed to this proposal.

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

WGL HOLDINGS, INC.

and

WASHINGTON GAS LIGHT COMPANY
(Co-Registrants)

Date: May 10, 2005	/s/ Mark P. O’Flynn
Mark P. O’Flynn
Controller
(Principal Accounting Officer)