Form 10-Q
period 2005-06-30
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2005-08-09
CIK 104819, 1103601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549
FORM 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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

WGL Holdings, Inc. common stock, no par value, outstanding as of July 31, 2005: 48,696,490 shares.

All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of July 31, 2005.

WGL Holdings, Inc.
Washington Gas Light Company
For the Quarter Ended June 30, 2005
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
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
     Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans,” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” and “could.” Although the registrants, WGL Holdings and Washington Gas, believe such forward-looking statements are based on reasonable assumptions, they cannot give assurance that every objective will be achieved. Forward-looking statements speak only as of today, and the registrants assume no duty to update them. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:
•	the level and rate at which costs and expenses are incurred in connection with constructing, operating and maintaining the Company’s natural gas distribution system;

•	the ability to successfully implement approaches to modify the current or future composition of gas being used to supply customers as a result of the introduction of Cove Point gas into the Company’s natural gas distribution system;

•	variations in weather conditions from normal levels;

•	changes in economic, competitive, political and regulatory conditions and developments;

•	changes in capital and energy commodity market conditions;

•	changes in credit ratings of debt securities of WGL Holdings or Washington Gas that may affect access to capital or the cost of debt;

•	changes in credit market conditions and creditworthiness of customers and suppliers;

•	changes in relevant laws and regulations, including tax, environmental and employment laws and regulations;

•	legislative, regulatory and judicial mandates or decisions affecting business operations or the timing of recovery of costs and expenses;

•	the timing and success of business and product development efforts and technological improvements;

•	the pace of deregulation efforts and the availability of other competitive alternatives;

•	changes in accounting principles;

•	terrorist activities; and

•	other uncertainties.
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
 ii

WGL Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements

	June 30,	September 30,
(In thousands)	2005	2004

ASSETS
Property, Plant and Equipment
At original cost	$2,733,740	$2,667,924
Accumulated depreciation and amortization	(796,647)	(752,373)

Net property, plant and equipment	1,937,093	1,915,551

Current Assets
Cash and cash equivalents	68,756	6,587
Receivables
Accounts receivable	183,986	158,590
Gas costs due from customers	—	4,099
Accrued utility revenues	17,828	16,832
Allowance for doubtful accounts	(17,199)	(16,042)

Net receivables	184,615	163,479

Materials and supplies—principally at average cost	15,743	15,232
Storage gas—at cost (first-in, first-out)	128,747	217,630
Deferred income taxes	15,500	13,178
Other prepayments—principally taxes	7,830	12,260
Other	5,555	4,494

Total current assets	426,746	432,860

Deferred Charges and Other Assets
Regulatory assets
Gas costs	900	16,098
Other	48,978	45,847
Prepaid qualified pension benefits	74,941	71,869
Other	8,652	22,683

Total deferred charges and other assets	133,471	156,497

Total Assets	$2,497,310	$2,504,908

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$922,462	$853,424
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	523,681	590,164

Total capitalization	1,474,316	1,471,761

Current Liabilities
Current maturities of long-term debt	50,119	60,639
Notes payable	26,668	95,634
Accounts payable	164,947	178,970
Wages payable	15,942	16,813
Accrued interest	11,845	2,781
Dividends declared	16,522	16,142
Customer deposits and advance payments	31,711	14,450
Gas costs due to customers	10,823	7,815
Accrued taxes	46,691	16,627
Other	7,096	3,040

Total current liabilities	382,364	412,911

Deferred Credits
Unamortized investment tax credits	14,271	14,944
Deferred income taxes	274,019	268,540
Accrued pensions and benefits	39,603	37,047
Regulatory liabilities
Accrued asset removal costs	266,961	251,695
Other	17,056	22,079
Other	28,720	25,931

Total deferred credits	640,630	620,236

Commitments and Contingencies (Note 10)

Total Capitalization and Liabilities	$2,497,310	$2,504,908

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

(In thousands, except per share data)	2005	2004	2005	2004

UTILITY OPERATIONS
Operating Revenues	$197,629	$180,836	$1,241,806	$1,144,798
Less: Cost of gas	99,576	83,811	712,746	619,575
Revenue taxes	9,930	8,374	50,804	42,653

Utility Net Revenues	88,123	88,651	478,256	482,570

Other Operating Expenses
Operation	50,605	43,678	147,945	139,341
Maintenance	11,428	13,372	29,623	34,135
Depreciation and amortization	22,663	20,956	66,277	69,122
General taxes	10,389	8,014	31,643	28,667
Income tax expense (benefit)	(5,931)	(5,011)	64,783	69,376

Utility Other Operating Expenses	89,154	81,009	340,271	340,641

Utility Operating Income (Loss)	(1,031)	7,642	137,985	141,929

NON-UTILITY OPERATIONS
Operating Revenues
Retail energy-marketing	143,613	169,828	634,819	637,766
Heating, ventilating and air conditioning (HVAC)	7,355	5,717	24,557	20,497
Other non-utility activities	386	471	999	1,332

Non-Utility Operating Revenues	151,354	176,016	660,375	659,595

Other Operating Expenses
Operating expenses	145,719	176,305	640,231	654,918
Income tax expense (benefit)	2,200	(200)	7,823	1,914

Non-Utility Operating Expenses	147,919	176,105	648,054	656,832

Non-Utility Operating Income (Loss)	3,435	(89)	12,321	2,763

TOTAL OPERATING INCOME	2,404	7,553	150,306	144,692
Other Income (Expenses)—Net	(50)	216	(1,985)	4,849

INCOME BEFORE INTEREST EXPENSE	2,354	7,769	148,321	149,541
INTEREST EXPENSE
Interest on long-term debt	9,941	10,440	30,939	31,375
Other—net	276	1,127	1,507	2,529

Total Interest Expense	10,217	11,567	32,446	33,904
DIVIDENDS ON WASHINGTON GAS PREFERRED STOCK	330	330	990	990

NET INCOME (LOSS) (APPLICABLE TO COMMON STOCK)	$(8,193)	$(4,128)	$114,885	$114,647

AVERAGE COMMON SHARES OUTSTANDING
Basic	48,695	48,648	48,684	48,638
Diluted	48,695	48,648	48,991	48,848

EARNINGS (LOSS) PER AVERAGE COMMON SHARE
Basic	$(0.17)	$(0.08)	$2.36	$2.36
Diluted	$(0.17)	$(0.08)	$2.35	$2.35

DIVIDENDS DECLARED PER COMMON SHARE	$0.3325	$0.3250	$0.9900	$0.9700

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Nine Months Ended
	June 30,

(In thousands)	2005	2004

OPERATING ACTIVITIES
Net income (applicable to common stock)	$114,885	$114,647

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
Depreciation and amortization:
Per Consolidated Statements of Income	66,277	69,122
Charged to other accounts	3,242	4,125
Deferred income taxes—net	3,671	12,273
Amortization of investment tax credits	(673)	(673)
Accrued/deferred pension cost	(3,759)	(3,748)
Earnings from sale of carried interest in real estate	—	(6,414)
Other non-cash charges (credits)—net	3,004	352

CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and accrued utility revenues	(25,235)	(50,511)
Gas costs due from/to customers—net	7,107	13,426
Storage gas	88,883	38,261
Other prepayments—principally taxes	4,430	17,418
Accounts payable	(14,023)	45,890
Wages payable	(871)	(1,146)
Customer deposits and advance payments	17,261	2,716
Accrued taxes	30,064	42,766
Accrued interest	9,064	10,044
Deferred purchased gas costs—net	15,198	8,362
Other—net	(3,861)	6,528

Net Cash Provided by Operating Activities	314,664	323,438

FINANCING ACTIVITIES
Common stock issued	367	—
Long-term debt issued	93	37,000
Long-term debt retired	(60,672)	(36,152)
Debt issuance costs	—	(809)
Notes payable retired—net	(68,966)	(104,654)
Dividends on common stock	(47,832)	(46,936)
Other financing activities—net	(421)	2,219

Net Cash Used in Financing Activities	(177,431)	(149,332)

INVESTING ACTIVITIES
Capital expenditures (excludes Allowance for Funds Used During Construction)	(73,127)	(79,124)
Net proceeds from sale of carried interest in real estate	—	6,414
Other investing activities—net	(1,937)	(272)

Net Cash Used in Investing Activities	(75,064)	(72,982)

INCREASE IN CASH AND CASH EQUIVALENTS	62,169	101,124
Cash and Cash Equivalents at Beginning of Year	6,587	4,470

Cash and Cash Equivalents at End of Period	$68,756	$105,594

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$39,839	$13,498
Interest paid	$22,605	$23,063
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$16,447	$—
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	June 30,	September 30,
(In thousands)	2005	2004

ASSETS
Property, Plant and Equipment
At original cost	$2,707,801	$2,642,815
Accumulated depreciation and amortization	(776,957)	(733,894)

Net property, plant and equipment	1,930,844	1,908,921

Current Assets
Cash and cash equivalents	65,151	3,398
Receivables
Accounts receivable	110,658	66,602
Gas costs due from customers	—	4,099
Accrued utility revenues	17,828	16,832
Allowance for doubtful accounts	(14,809)	(13,202)

Net receivables	113,677	74,331

Materials and supplies—principally at average cost	15,579	15,068
Storage gas—at cost (first-in, first-out)	93,510	165,196
Deferred income taxes	14,433	11,654
Other prepayments—principally taxes	7,708	9,749
Receivables from associated companies	3,208	887

Total current assets	313,266	280,283

Deferred Charges and Other Assets
Regulatory assets
Gas costs	900	16,098
Other	48,978	45,847
Prepaid qualified pension benefits	74,567	71,511
Other	7,525	21,757

Total deferred charges and other assets	131,970	155,213

Total Assets	$2,376,080	$2,344,417

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$868,769	$811,632
Preferred stock	28,173	28,173
Long-term debt	523,681	590,156

Total capitalization	1,420,623	1,429,961

Current Liabilities
Current maturities of long-term debt	50,119	60,611
Notes payable	13	18,699
Accounts payable	107,300	123,463
Wages payable	15,784	16,714
Accrued interest	11,845	2,781
Dividends declared	16,522	16,142
Customer deposits and advance payments	28,710	14,450
Gas costs due to customers	10,823	7,815
Accrued taxes	43,587	13,422
Payables to associated companies	23,713	19,092
Other	5,458	622

Total current liabilities	313,874	293,811

Deferred Credits
Unamortized investment tax credits	14,256	14,926
Deferred income taxes	276,457	270,908
Accrued pensions and benefits	39,513	36,954
Regulatory liabilities
Accrued asset removal costs	266,961	251,695
Other	17,048	22,069
Other	27,348	24,093

Total deferred credits	641,583	620,645

Commitments and Contingencies (Note 10)

Total Capitalization and Liabilities	$2,376,080	$2,344,417

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

(In thousands)	2005	2004	2005	2004

UTILITY OPERATIONS
Operating Revenues	$200,060	$183,079	$1,256,922	$1,169,490
Less: Cost of gas	102,007	85,997	727,862	644,210
Revenue taxes	9,930	8,374	50,804	42,653

Utility Net Revenues	88,123	88,708	478,256	482,627

Other Operating Expenses
Operation	51,153	44,316	149,416	140,937
Maintenance	11,319	13,309	29,332	33,921
Depreciation and amortization	22,483	20,781	65,740	68,597
General taxes	10,313	7,918	31,423	28,310
Income tax expense (benefit)	(6,003)	(5,109)	64,618	69,176

Utility Other Operating Expenses	89,265	81,215	340,529	340,941

Utility Operating Income (Loss)	(1,142)	7,493	137,727	141,686

NON-UTILITY OPERATIONS
Operating Revenues
Other non-utility	365	426	874	1,244

Non-Utility Operating Revenues	365	426	874	1,244

Other Operating Expenses
Operating expenses (income)	—	46	1	(912)
Income taxes	142	150	340	850

Non-Utility Operating Expenses (Income)	142	196	341	(62)

Non-Utility Operating Income	223	230	533	1,306

TOTAL OPERATING INCOME (LOSS)	(919)	7,723	138,260	142,992
Other Income (Expenses) — Net	206	160	(2,369)	(1,034)

INCOME (LOSS) BEFORE INTEREST EXPENSE	(713)	7,883	135,891	141,958
INTEREST EXPENSE
Interest on long-term debt	9,941	10,440	30,939	31,375
Other—net	(29)	1,284	330	2,801

Total Interest Expense	9,912	11,724	31,269	34,176

NET INCOME (LOSS) (BEFORE PREFERRED STOCK DIVIDENDS)	$(10,625)	$(3,841)	$104,622	$107,782
DIVIDENDS ON PREFERRED STOCK	330	330	990	990

NET INCOME (LOSS) (APPLICABLE TO COMMON STOCK)	$(10,955)	$(4,171)	$103,632	$106,792

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Nine Months Ended
	June 30,

(In thousands)	2005	2004

OPERATING ACTIVITIES
Net income (before preferred stock dividends)	$104,622	$107,782

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
Depreciation and amortization:
Per Statements of Income	65,740	68,597
Charged to other accounts	2,922	3,818
Deferred income taxes—net	3,286	15,060
Amortization of investment tax credits	(669)	(669)
Accrued/deferred pension cost	(3,750)	(3,729)
Other non-cash charges (credits)—net	2,731	266

CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, accrued utility revenues and receivables from associated companies	(45,766)	(47,899)
Gas costs due from/to customers—net	7,107	13,426
Storage gas	71,686	28,877
Other prepayments—principally taxes	2,041	13,359
Accounts payable, including payables to associated companies	(11,542)	20,840
Wages payable	(930)	(1,141)
Customer deposits and advance payments	14,260	2,716
Accrued taxes	30,165	46,293
Accrued interest	9,064	10,044
Deferred purchased gas costs—net	15,198	8,362
Other—net	(1,713)	2,366

Net Cash Provided by Operating Activities	264,452	288,368

FINANCING ACTIVITIES
Long-term debt issued	93	37,000
Long-term debt retired	(60,636)	(36,085)
Debt issuance costs	—	(809)
Notes payable retired—net	(18,686)	(65,214)
Dividends on common and preferred stock	(48,820)	(47,924)
Other financing activities—net	(430)	1,651

Net Cash Used in Financing Activities	(128,479)	(111,381)

INVESTING ACTIVITIES
Capital expenditures (excludes Allowance for Funds Used During Construction)	(72,169)	(78,815)
Other investing activities—net	(2,051)	(272)

Net Cash Used in Investing Activities	(74,220)	(79,087)

INCREASE IN CASH AND CASH EQUIVALENTS	61,753	97,900
Cash and Cash Equivalents at Beginning of Year	3,398	4,119

Cash and Cash Equivalents at End of Period	$65,151	$102,019

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$34,505	$10,320
Interest paid	$21,428	$23,243

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$16,447	$—
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
     Stock-Based Compensation
     As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company applies Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. In accordance with APB Opinion No. 25, the Company does not record compensation expense related to its stock option grants. The Company records compensation expense for performance shares awarded to certain key employees. If compensation expense for stock options had been determined and recorded based on fair value at their grant dates consistent with the method prescribed by SFAS No. 123, as amended, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the amounts shown in the following table.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Pro Forma Effect of Stock-Based Compensation
		Three Months Ended		Nine Months Ended
		June 30,		June 30,

(In thousands, except per share data)		2005	2004	2005	2004

Net income (loss) as reported		$(8,193)	$(4,128)	$114,885	$114,647
Add:	Stock-based employee compensation expense
	included in reported net income, net of tax (a)	823	300	2,036	1,260
Deduct:	Total stock-based employee compensation expense
	determined under the fair value-based method, net of tax (b)	(955)	(408)	(2,432)	(1,584)

Pro forma net income (loss)		$(8,325)	$(4,236)	$114,489	$114,323

Earnings (loss) per average common share—basic
As reported		$(0.17)	$(0.08)	$2.36	$2.36
Pro forma		$(0.17)	$(0.09)	$2.35	$2.35

Earnings (loss) per average common share—diluted
As reported		$(0.17)	$(0.08)	$2.35	$2.35
Pro forma		$(0.17)	$(0.09)	$2.34	$2.34

(a)	Reflects compensation expense related to performance shares.
(b)	Reflects compensation expense related to performance shares and stock options.
     Recent Accounting Standards
     In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections, which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable. SFAS No. 154 is effective for the Company on October 1, 2006.
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
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 redefines the types of nonmonetary exchanges that require fair value measurement. SFAS No. 153

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

will be effective for the Company for nonmonetary transactions entered into on and after July 1, 2005. Accordingly, this standard had no effect on the Company’s consolidated financial statements as of and for the periods ended June 30, 2005.
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
NOTE 2. SHORT-TERM DEBT

     On June 30, 2005 and September 30, 2004, WGL Holdings and its subsidiaries had $26.7 million and $95.6 million, respectively, of short-term debt outstanding in the form of commercial paper, at a weighted average cost of 3.32 percent and 1.99 percent, respectively. Substantially all of the outstanding short-term debt balance at June 30, 2005 was commercial paper issued by WGL Holdings. Of the outstanding short-term debt balance at September 30, 2004, $76.9 million was commercial paper issued by WGL Holdings and $18.7 million was commercial paper issued by Washington Gas.
     WGL Holdings and Washington Gas each have a $175 million back-up line of credit with a group of commercial banks to support their commercial paper borrowings. The credit facility for Washington Gas expires on April 28, 2009, and permits the regulated utility to request prior to April 28, 2008, and the banks to approve, an additional line of credit of $100 million above the original credit limit, for a maximum potential total of $275 million. WGL Holdings’ credit facility expires on April 27, 2007, and permits the Company to request prior to April 28, 2006, and the banks to approve, an additional line of credit of $50 million above the original credit limit, for a maximum potential total of $225 million. There were no outstanding borrowings under these credit facilities at June 30, 2005 or September 30, 2004.
NOTE 3. LONG-TERM DEBT

     Washington Gas issues unsecured Medium-Term Notes (MTNs) with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance. At June 30, 2005, Washington Gas was authorized to issue up to $213.0 million of long-term debt under a shelf registration that was declared effective by the SEC on April 24, 2003.
     During the nine months ended June 30, 2005, Washington Gas retired a total of $60.5 million of MTNs. On March 7, 2005, Washington Gas, through exercise of a call option, retired $20.0 million of MTNs. The MTNs redeemed were $10.0 million of 7.76 percent MTNs and $10.0 million of 7.75 percent MTNs that had a nominal maturity date in March 2025. On June 9, 2005, Washington Gas, through exercise of a call option, retired $20.0 million of 6.50 percent MTNs that had a nominal maturity date in June 2025. Additionally, on June 20, 2005, Washington Gas retired $20.5 million of 7.45 percent MTNs that matured on the same date. Washington Gas paid the applicable accrued interest on each debt retirement date.
     On August 4, 2005, Washington Gas agreed to sell $20.0 million of 4.83 percent MTNs due August 2015 to replace the MTNs retired on March 7, 2005, as discussed above. The issuance of this $20.0 million of MTNs is expected to occur on August 9, 2005. On August 8, 2005, Washington Gas agreed to sell $40.5 million of 5.44 percent MTNs due 2025 to replace the MTNs retired in June 2005, as discussed above. The issuance of this $40.5 million of MTNs is expected to occur on August 11, 2005. Refer to Note 7—Derivative Instruments for a discussion of derivative transactions that will be settled concurrent with these expected new debt issues discussed herein.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

NOTE 4. COMMON SHAREHOLDERS’ EQUITY

     The tables below reflect the components of “Common shareholders’ equity” for WGL Holdings, Inc. and Washington Gas Light Company as of June 30, 2005 and September 30, 2004.

WGL Holdings, Inc.
Components of Common Shareholders' Equity
(In thousands, except shares)	Jun. 30, 2005	Sept. 30, 2004

Common stock, no par value, 120,000,000 shares authorized, 48,696,490 and 48,652,507 shares issued, respectively	$472,784	$471,547
Paid-in capital	5,882	3,789
Retained earnings	446,235	379,562
Deferred compensation	1	(5)
Accumulated other comprehensive loss, net of taxes	(2,440)	(1,469)

Total	$922,462	$853,424

Washington Gas Light Company
Components of Common Shareholder's Equity
(In thousands, except shares)	Jun. 30, 2005	Sept. 30, 2004

Common stock, $1 par value, 80,000,000 shares authorized, 46,479,536 shares issued	$46,479	$46,479
Paid-in capital	455,080	452,400
Retained earnings	369,649	314,227
Deferred compensation	1	(5)
Accumulated other comprehensive loss, net of taxes	(2,440)	(1,469)

Total	$868,769	$811,632

NOTE 5. COMPREHENSIVE INCOME (LOSS)

     The tables below reflect the components of “Comprehensive income (loss)” for the three and nine months ended June 30, 2005 and 2004 for WGL Holdings, Inc. and Washington Gas Light Company. Items that are excluded from “Net income (loss)” and charged directly to “Common shareholders’ equity” are accumulated in “Other comprehensive income (loss), net of taxes.” The amount of “Accumulated other comprehensive loss, net of taxes” is included in “Common shareholders’ equity” (refer to Note 4—Common Shareholders’ Equity).

WGL Holdings, Inc.
Components of Comprehensive Income (Loss)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,

(In thousands)	2005	2004	2005	2004

Net income (loss) (applicable to common stock)	$(8,193)	$(4,128)	$114,885	$114,647
Other comprehensive income (loss), net of taxes — minimum pension liability adjustment	—	—	(971)	61

Comprehensive income (loss)	$(8,193)	$(4,128)	$113,914	$114,708

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Light Company
Components of Comprehensive Income (Loss)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,

(In thousands)	2005	2004	2005	2004

Net income (loss) (before preferred stock dividends)	$(10,625)	$(3,841)	$104,622	$107,782
Other comprehensive income (loss), net of taxes — minimum pension liability adjustment	—	—	(971)	61

Comprehensive income (loss)	$(10,625)	$(3,841)	$103,651	$107,843

NOTE 6. EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period. During interim periods in which the Company incurs a net loss, common shares pursuant to stock-based compensation plans are not considered in diluted loss per share computations due to the anti-dilutive effect of such shares. The following table reflects the computation of the Company’s basic and diluted EPS for WGL Holdings for the three and nine months ended June 30, 2005 and 2004.

Basic and Diluted EPS
	Net
	Income		Per Share
(In thousands, except per share data)	(Loss)	Shares	Amount

Three Months Ended June 30, 2005
Basic EPS:
Net loss	$(8,193)	48,695	$(0.17)
Stock-based compensation plans	—	—	—

Diluted EPS:
Net loss	$(8,193)	48,695	$(0.17)

Three Months Ended June 30, 2004
Basic EPS:
Net loss	$(4,128)	48,648	$(0.08)
Stock-based compensation plans	—	—	—

Diluted EPS:
Net loss	$(4,128)	48,648	$(0.08)

Nine Months Ended June 30, 2005
Basic EPS:
Net income	$114,885	48,684	$2.36
Stock-based compensation plans	—	307	—

Diluted EPS:
Net income	$114,885	48,991	$2.35

Nine Months Ended June 30, 2004
Basic EPS:
Net income	$114,647	48,638	$2.36
Stock-based compensation plans	—	210	—

Diluted EPS:
Net income	$114,647	48,848	$2.35

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

NOTE 7. DERIVATIVE INSTRUMENTS

     Washington Gas enters into forward contracts and other related transactions for the purchase of natural gas that qualify as derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively referred to as “SFAS No. 133”). The net fair value loss of certain of these forward contracts and other related transactions at June 30, 2005, September 30, 2004 and June 30, 2004 totaled $3.6 million, $8.2 million and $6.3 million, respectively. These amounts were recorded as payables, with corresponding amounts recorded as regulatory assets in accordance with regulatory accounting requirements for recoverable costs.
     Washington Gas enters into derivative instruments that are designed to minimize interest-rate risk associated with planned issuances of MTNs. On September 16, 2004, Washington Gas entered into two forward-starting swaps with an aggregate notional principal amount of $60.5 million. These swaps were intended to mitigate a substantial portion of the risk of rising interest rates associated with anticipated future debt issuances and will terminate concurrent with the execution of these debt issuances. The forward-starting swaps were designated as cash flow hedges and are carried at fair value. These swaps had a fair value loss totaling $5.3 million and $475,000 at June 30, 2005 and September 30, 2004, respectively, that was recorded as a payable with a corresponding amount recorded as a regulatory asset.
     Concurrent with the decision to sell $20.0 million of 4.83 percent MTNs on August 4, 2005 (refer to Note 3—Long-Term Debt), Washington Gas agreed to terminate $20.0 million of the total $60.5 million aggregate notional principal amount of the forward-starting swaps, as discussed above. Washington Gas is expected to pay $364,000 on August 9, 2005 associated with the settlement of this hedge agreement. This cost will be recorded as a regulatory asset, and will be amortized over the life of the newly issued MTNs in accordance with regulatory accounting. Similarly, concurrent with the decision to sell $40.5 million of 5.44 percent MTNs on August 8, 2005 (refer to Note 3—Long-Term Debt), Washington Gas agreed to terminate the remaining $40.5 million notional principal amount of the forward-starting swaps. Washington Gas is expected to pay $2.2 million on August 11, 2005 associated with the settlement of this hedge agreement. This cost will be recorded as a regulatory asset, and will be amortized over the life of the newly issued MTNs in accordance with regulatory accounting.
     In July 2005, Washington Gas entered into two forward-starting swaps with an aggregate notional principal amount of $50.0 million. These swaps are intended to mitigate a substantial portion of the risk of rising interest rates associated with anticipated future debt issuances, and are scheduled to terminate concurrent with the execution of these debt issuances that are planned for May 2006.
     The Company’s non-regulated retail energy-marketing subsidiary, WGEServices, enters into contracts for the sale and purchase of natural gas that qualify as derivative instruments under SFAS No. 133. WGEServices also enters into other derivative instruments (primarily in the form of call options, put options and swap contracts) related to the sale and purchase of natural gas. WGEServices’ derivative instruments are recorded at fair value on the Company’s consolidated balance sheets. Changes in the fair value of these various derivative instruments are reflected in the earnings of the retail energy-marketing segment. At June 30, 2005, September 30, 2004 and June 30, 2004, these derivative instruments were recorded on the Company’s consolidated balance sheets as a fair value gain of $715,000, $719,000 and $292,000, respectively. In connection with these derivative instruments, WGEServices recorded pre-tax losses of $233,000 and $876,000 for the three and nine months ended June 30, 2005, respectively. WGEServices recorded pre-tax gains of $214,000 and $699,000 for the three and nine months ended June 30, 2004, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

NOTE 8. OPERATING SEGMENT REPORTING

     WGL Holdings reports three operating segments: (i) regulated utility; (ii) retail energy-marketing; and (iii) heating, ventilating and air conditioning (HVAC) activities.
     With approximately 95 percent of WGL Holdings’ consolidated total assets, the regulated utility segment is the Company’s core business. Represented by Washington Gas and Hampshire, the regulated utility segment provides regulated gas distribution services (including the sale and delivery of natural gas, meter reading, responding to customer inquiries and bill preparation) to customers primarily in Washington, D.C. and the surrounding metropolitan areas in Maryland and Virginia. In addition to the regulated operations of Washington Gas, the regulated utility segment includes the operations of Hampshire, an underground natural gas storage facility that is regulated under a cost of service tariff by the Federal Energy Regulatory Commission (FERC), and provides services exclusively to Washington Gas.
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
     The same accounting policies applied in preparing the Company’s consolidated financial statements also apply to the reported segments. While net income or loss are the primary criteria for measuring a segment’s performance, the Company also evaluates its operating segments based on other relevant factors, such as penetration into their respective markets and return on invested capital. The following tables present operating segment information for the three and nine months ended June 30, 2005 and 2004.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information
		Non-Utility Operations
	Regulated	Retail Energy-		Other		Eliminations/
(In thousands)	Utility	Marketing	HVAC	Activities	Total	Other	Consolidated

Three Months Ended June 30, 2005

Total Revenues	$200,060	$143,613	$7,355	$386	$151,354	$(2,431)	$348,983
Operating Expenses:
Depreciation and Amortization	22,663	70	66	—	136	—	22,799
Other Operating Expenses (a)	184,359	136,902	8,410	271	145,583	(2,431)	327,511
Income Tax Expense (Benefit)	(5,931)	2,604	(419)	15	2,200	—	(3,731)

Total Operating Expenses	201,091	139,576	8,057	286	147,919	(2,431)	346,579

Operating Income (Loss)	(1,031)	4,037	(702)	100	3,435	—	2,404
Interest Expense — Net	9,912	84	—	268	352	(47)	10,217
Other Non-Operating Income (Expense) (b)	220	83	102	(408)	(223)	(47)	(50)
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330

Net Income (Loss) (Applicable to Common Stock)	$(11,053)	$4,036	$(600)	$(576)	$2,860	$—	$(8,193)

Total Assets	$2,381,420	$122,459	$23,848	$34,596	$180,903	$(65,013)	$2,497,310

Capital Expenditures/Investments	$30,924	$85	$87	$—	$172	$—	$31,096

Three Months Ended June 30, 2004

Total Revenues	$183,079	$169,828	$5,717	$471	$176,016	$(2,243)	$356,852
Operating Expenses:
Depreciation and Amortization	20,956	55	34	—	89	—	21,045
Other Operating Expenses (a)	159,492	167,325	7,748	1,143	176,216	(2,243)	333,465
Income Tax Expense (Benefit)	(5,011)	925	(1,000)	(125)	(200)	—	(5,211)

Total Operating Expenses	175,437	168,305	6,782	1,018	176,105	(2,243)	349,299

Operating Income (Loss)	7,642	1,523	(1,065)	(547)	(89)	—	7,553
Interest Expense — Net	11,407	127	3	153	283	(123)	11,567
Other Non-Operating Income (Expense) (b)	(152)	36	6	449	491	(123)	216
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330

Net Income (Loss) (Applicable to Common Stock)	$(4,247)	$1,432	$(1,062)	$(251)	$119	$—	$(4,128)

Total Assets	$2,379,100	$147,313	$22,521	$72,772	$242,606	$(75,873)	$2,545,833

Capital Expenditures/Investments	$29,479	$11	$15	$—	$26	$—	$29,505

(a) Includes cost of gas and electricity, and revenue taxes.
(b) Amounts reported are net of applicable income taxes.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information
		Non-Utility Operations
	Regulated	Retail Energy-		Other		Eliminations/
(In thousands)	Utility	Marketing	HVAC	Activities	Total	Other	Consolidated

Nine Months Ended June 30, 2005

Total Revenues	$1,256,922	$634,819	$24,557	$999	$660,375	$(15,116)	$1,902,181
Operating Expenses:
Depreciation and Amortization	66,277	186	134	—	320	—	66,597
Other Operating Expenses (a)	987,877	610,967	26,760	2,188	639,915	(15,120)	1,612,672
Income Tax Expense (Benefit)	64,783	9,114	(871)	(420)	7,823	—	72,606

Total Operating Expenses	1,118,937	620,267	26,023	1,768	648,058	(15,120)	1,751,875

Operating Income (Loss)	137,985	14,552	(1,466)	(769)	12,317	4	150,306
Interest Expense — Net	31,269	718	1	1,096	1,815	(638)	32,446
Other Non-Operating Income (Expense) (b)	(2,336)	95	179	719	993	(642)	(1,985)
Dividends on Washington Gas Preferred Stock	990	—	—	—	—	—	990

Net Income (Loss) (Applicable to Common Stock)	$103,390	$13,929	$(1,288)	$(1,146)	$11,495	$—	$114,885

Total Assets	$2,381,420	$122,459	$23,848	$34,596	$180,903	$(65,013)	$2,497,310

Capital Expenditures/Investments	$72,468	$482	$177	$—	$659	$—	$73,127

Nine Months Ended June 30, 2004

Total Revenues	$1,169,490	$637,766	$20,497	$1,332	$659,595	$(24,692)	$1,804,393
Operating Expenses:
Depreciation and Amortization	69,122	163	101	43	307	—	69,429
Other Operating Expenses (a)	889,006	627,256	24,698	2,714	654,668	(24,692)	1,518,982
Income Tax Expense (Benefit)	69,376	3,894	(1,867)	(113)	1,914	—	71,290

Total Operating Expenses	1,027,504	631,313	22,932	2,644	656,889	(24,692)	1,659,701

Operating Income (Loss)	141,986	6,453	(2,435)	(1,312)	2,706	—	144,692
Interest Expense — Net	33,241	539	12	654	1,205	(542)	33,904
Other Non-Operating Income (Expense) (b)	(1,956)	145	113	7,089	7,347	(542)	4,849
Dividends on Washington Gas Preferred Stock	990	—	—	—	—	—	990

Net Income (Loss) (Applicable to Common Stock)	$105,799	$6,059	$(2,334)	$5,123	$8,848	$—	$114,647

Total Assets	$2,379,100	$147,313	$22,521	$72,772	$242,606	$(75,873)	$2,545,833

Capital Expenditures/Investments	$78,929	$51	$144	$—	$195	$—	$79,124

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
     At June 30, 2005 and September 30, 2004, the Washington Gas Balance Sheets reflected a net payable to associated companies of $20.5 million and $18.2 million, respectively. All significant affiliated transactions, including these balances, were eliminated from the WGL Holdings

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets in accordance with GAAP.
     Additionally, Washington Gas provides natural gas balancing services related to storage, injections, withdrawals and deliveries to all unregulated energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services and the related sales and purchases of natural gas, Washington Gas charged WGEServices, an affiliated energy marketer, $2.4 million and $2.2 million for the three months ended June 30, 2005 and 2004, respectively. For the nine months ended June 30, 2005 and 2004, the charges were $15.1 million and $24.7 million, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.
NOTE 10. COMMITMENTS AND CONTINGENCIES

     REGULATED UTILITY OPERATIONS
     Prince George’s County, Maryland Operating Issues
     On April 1, 2005, Washington Gas reported that it will address a significant increase in the number of natural gas leaks on its distribution system in a portion of Prince George’s County, Maryland. Washington Gas determined that these leaks resulted from the shrinkage of seals located in mechanical couplings that connect sections of distribution mains and services. Washington Gas announced that it would replace gas service lines and rehabilitate gas mains that contain the applicable mechanical couplings in the affected area of the distribution system in Prince George’s County (the rehabilitation project) by December 2007, even if no leaks are detected.
     The rehabilitation project in Prince George’s County is currently expected to cost $144 million. This estimate could vary materially from the actual costs incurred and these costs will increase significantly the budgeted capital expenditures for fiscal years 2006 through 2008 originally reported in the Form 10-K for the year ended September 30, 2004.
     As a result of the receipt of an Accounting Order dated June 1, 2005 from the Public Service Commission of Maryland (PSC of MD), the Company will be capitalizing all costs of encapsulating certain couplings on mains that otherwise would have been expensed under normal operating conditions. This phase represents approximately $13 million of the total cost of the rehabilitation project. However, the receipt of the order from the PSC of MD is not determinative of the ratemaking treatment and the PSC of MD retains jurisdiction to adopt any ratemaking treatment it deems appropriate. After considering the impact of the June 1, 2005 Accounting Order and the GAAP that is applicable to the remainder of the rehabilitation project, Washington Gas anticipates that all of the costs of this project will be capitalized.
     Management of Washington Gas believes that the cost of the rehabilitation project described above is necessary to provide safe and reliable utility service. Management believes that costs such as these are normally recognized in the ratemaking process as reasonable. At the present time, Washington Gas has not requested regulatory recovery of the costs that will be incurred. However, Washington Gas is considering the effect of these capital expenditures on its ability to earn its allowed rate of return in Maryland, and is evaluating the most appropriate regulatory option to enable full and timely recovery of, and return on, the amounts to be expended. There can be no assurance at this time that recovery in rates will be allowed or at what point in time such recovery may begin to be reflected in rates. Significant negative effects on earnings in future years could result if such costs are incurred and recovery in rates is not allowed.
     Washington Gas retained a consultant to determine the reason for the increase in leaks in the affected area of Prince George’s County. Based on the work conducted to date there is a combination of three contributing factors to the higher leak rates of seals on couplings. The relevant factor

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

is the change in the gas composition resulting from a change in the gas supply arising from the reactivation of the Cove Point LNG terminal owned by Dominion Resources, Inc. The Cove Point gas has a lower concentration of heavy hydrocarbons (HHCs) than domestic natural gas. A characteristic of the rubber material comprising the seals in the couplings is the ability of the seals to both adsorb and desorb HHCs. When seals are exposed to higher levels of HHCs they swell in size and cause a tighter seal. However, when gas is introduced that has a lower level of HHCs, the seals shrink in size and there is a greater propensity for those seals to cause the couplings to leak.
     Also considered as contributing factors to a higher failure rate for seals of this nature are the age of the couplings and the colder ground temperature during winter periods. However, both the age of the couplings and the ground temperature are common to couplings in other areas of Washington Gas’ service territory where leak patterns have not been observed like those in the affected area of Prince George’s County. Thus the relevant change that explains the higher incidence of leaks in the affected area of Prince George’s County is the composition of the gas resulting from the introduction of Cove Point gas.
     The consultant hired by Washington Gas believes that the condition caused by the gas coming from the Cove Point terminal is reversible. Washington Gas is examining three potential approaches that will enable it to reverse or reduce the effect of the introduction of gas from the Cove Point terminal on the distribution system in the affected area of Prince George’s County. Washington Gas is also examining approaches to limit the potential effect of Cove Point gas on other areas of its distribution system. At the present time, Washington Gas believes that the cost of implementing any one or a combination of the three approaches being examined should not be material to its financial position or to the results of operations.
     Rate Case Contingencies
     Certain legal and administrative proceedings incidental to the Company’s business, including rate case contingencies, involve WGL Holdings and/or its subsidiaries. In the opinion of management, the Company has recorded an adequate provision for probable losses or refunds to customers for rate case contingencies related to these proceedings in accordance with SFAS No. 5, Accounting for Contingencies.
     District of Columbia Jurisdiction
     In a March 28, 2003 Final Order, the Public Service Commission of the District of Columbia (PSC of DC) upheld a previous ruling that approved, among other things, a methodology for sharing with customers 50 percent of annual ground lease and development fees that Washington Gas received from Maritime Plaza, a commercial development project constructed on land owned by Washington Gas. On May 23, 2003, the District of Columbia Office of the People’s Counsel (DC OPC) filed an appeal with the District of Columbia Court of Appeals (DC Court of Appeals) seeking to overturn this portion of the March 28, 2003 ruling by the PSC of DC. On March 18, 2004, the DC Court of Appeals ordered, among other things, the PSC of DC to provide an explanation of its decision to approve the allocation methodology for sharing with customers the ground lease and development fee revenues attributable to the Maritime Plaza development project. The PSC of DC issued a subsequent order requiring both the DC OPC and Washington Gas to file testimony on this matter of the allocation. On October 12, 2004, Washington Gas filed testimony before the PSC of DC that supports the allocation methodology that was approved in the PSC of DC’s initial order. The DC OPC filed opposing testimony on the same date. Rebuttal testimony was filed on November 19, 2004 by the DC OPC and Washington Gas. The PSC of DC issued an order on April 4, 2005 that required Washington Gas and the DC OPC to file supplemental testimony on April 25, 2005, and set a one-day evidentiary hearing for May 17, 2005 that was postponed and has not yet been rescheduled. Management cannot predict

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

the outcome of this matter; however, it believes that the likely outcome will not have a material impact on Washington Gas’ financial statements.
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
     In approving the treatment described in the preceding paragraph, the SCC of VA further ordered that an annual “earnings test” be performed to determine if Washington Gas has earned in excess of its allowed rate of return on common equity for its Virginia operations. The current procedure for performing this earnings test does not normalize the actual return on equity for the effect of weather over the applicable twelve-month period. To the extent that Washington Gas earns in excess of its allowed return on equity in any annual earnings test period, Washington Gas is required to increase depreciation expense (after considering the impact of income tax benefits) and increase the accumulated reserve for depreciation for the amount of the actual earnings in excess of the earnings produced by the 10.50 percent allowed return on equity. Under the SCC of VA’s requirements for performing earnings tests, if weather is warmer than normal in a particular annual earnings test period, Washington Gas is not allowed to restore any amount of earnings previously eliminated as a result of this earnings test. These annual earnings tests will continue to be performed until the $28 million difference between the accumulated reserve for depreciation recorded on Washington Gas’ books and the theoretical reserve derived by the VA Staff, net of accumulated deferred income taxes, is eliminated or the level of the regulatory asset established for regulatory accounting purposes is adjusted as a result of a future depreciation study. On March 17, 2005, the VA Staff filed a report with the SCC of VA in connection with Washington Gas’ earnings test for the twelve-month period ended December 31, 2003. The VA Staff’s report concluded that Washington Gas did not earn in excess of its allowed return on equity during this period, and recommended that Washington Gas not be required to record any additional depreciation expense related to its earnings for the twelve-month period ended December 31, 2003. On April 26, 2005, the SCC of VA issued an Order that concurred with the VA Staff’s recommendation. As a result, Washington Gas reversed $1.0 million of depreciation expense, on a pre-tax basis, in the nine months ended June 30, 2005 that had been previously recorded in fiscal year 2004 related to this earnings test.
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
     The Stipulation also provided for a one-time credit to all Virginia customers of $3.2 million for certain liabilities that were previously recorded by Washington Gas. This one-time credit was made to customers during the January 2005 billing cycle. Providing this credit to customers did not have an effect on the earnings of the Company or Washington Gas in the three or nine months ended June 30, 2005. The Stipulation also required Washington Gas to file with the SCC of VA annual earnings test calculations based on a twelve-month period ended December 31; such calculations are being estimated by the Company quarterly, and when appropriate, accounting adjustments are being recorded.
     NON-UTILITY OPERATIONS
     As discussed below, the Company is a party to financial guarantees related to the energy-marketing activities of WGEServices. WGEServices also is exposed to the risk of non-performance associated with its principal electric supplier.
     Financial Guarantees
     WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity made by WGEServices. At June 30, 2005, these guarantees totaled $170.9 million. Termination of these guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings also had guarantees totaling $5.0 million at June 30, 2005 that were made on behalf of certain of its non-utility subsidiaries associated with their banking transactions. Of the $175.9 million total guarantees, $16.1 million, $4.0 million and $600,000 are due to expire on December 31, 2005, June 30, 2006 and February 29, 2008, respectively. The remaining guarantees of $155.2 million do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
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
     Electric Supplier Contingency
     WGEServices owns no electric generation assets and, through June 30, 2005, received a majority of its electric supply to serve its retail customers under full requirements supply contracts. WGEServices’ principal supplier of electricity under full requirements supply contracts is Mirant Americas Energy Marketing L.P. (MAEM), a wholly owned subsidiary of Mirant Americas, Inc., which is a wholly owned subsidiary of Mirant Corporation (Mirant). On July 14, 2003, Mirant and substantially all of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. MAEM was included in these bankruptcy filings. Since the bankruptcy filing, MAEM has continued to honor its supply obligations to WGEServices. The majority of the obligations to WGEServices under the pre-bankruptcy petition MAEM contracts expired on or before December 31, 2004, and the remainder of these contracts will expire by the end of October 2005. Future performance by MAEM may be subject to further developments in the bankruptcy proceedings.
     The performance risk associated with the pre-bankruptcy petition MAEM contracts is mitigated through a Security and Escrow agreement entered into between WGEServices and MAEM prior to the bankruptcy filing. Under the Security and Escrow agreement, WGEServices has access to collateral that was intended to cover the difference between the current market price of electricity and the price at which WGEServices has contracted to buy electricity from MAEM. WGEServices has the contractual right to draw on the escrow funds in the account (which totaled $102,000 and $3.0 million as of June 30, 2005 and September 30, 2004, respectively) if the pre-bankruptcy petition contracts between WGEServices and MAEM are terminated. Accordingly, WGEServices is potentially exposed to any excess damages above this escrow account balance in the event of contract rejection.
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
     WGEServices has made efforts to reduce its reliance on a single supplier. In addition to MAEM, WGEServices has separate master purchase and sale agreements under which it purchases full requirements services from other wholesale electricity suppliers. These electric suppliers either have investment grade credit ratings or provide guarantees from companies with investment grade credit ratings. Electric suppliers other than MAEM accounted for less than ten percent of WGEServices’ full requirements electric purchases for the nine months ended June 30, 2005.
     Electric Purchase Commitments
     Commencing in the third quarter of fiscal year 2005, WGEServices began procuring a portion of its electricity supply under contract structures other than full requirements contracts and which contain minimum purchase commitments. These contracts contain terms of up to 26 months. WGEServices designs these purchase contracts to match the duration of its sales commitments and effectively to lock in a margin based on estimated electricity sales over the terms of existing sales contracts. The following electricity purchase commitments are based on existing fixed-price purchase commitments, all of which are for fixed volumes. As of June 30, 2005, WGEServices had minimum electricity purchase commitments under contract structures other than full requirements contracts of $18.7 million for the remaining three months of fiscal year 2005, $48.7 million for fiscal year 2006 and $26.5 million for fiscal year 2007.
NOTE 11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

     The following tables show the components of net periodic benefit costs (income) recognized in the Company’s financial statements during the three and nine months ended June 30, 2005 and 2004:

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended		Three Months Ended
	June 30, 2005		June 30, 2004
		Health		Health
	Pension	and Life	Pension	and Life
(In thousands)	Benefits	Benefits	Benefits	Benefits

Components of net periodic benefit costs (income)
Service cost	$2,539	$2,590	$2,588	$2,081
Interest cost	9,197	5,759	9,029	4,748
Expected return on plan assets	(12,941)	(3,291)	(13,079)	(3,079)
Recognized prior service cost	560	—	569	—
Recognized actuarial loss	289	2,241	240	770
Amortization of transition obligation-net	—	1,436	44	1,436

Net periodic benefit cost (income)	(356)	8,735	(609)	5,956

Amount capitalized as construction costs	130	(1,104)	177	(781)
Amount deferred as regulatory asset/liability-net	(833)	(434)	(782)	81
Other	(25)	(12)	4	—

Amount charged (credited) to expense	$(1,084)	$7,185	$(1,210)	$5,256

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (concluded)
Notes to Consolidated Financial Statements (Unaudited)

Components of Net Periodic Benefit Costs (Income)
	Nine Months Ended		Nine Months Ended
	June 30, 2005		June 30, 2004
		Health		Health
	Pension	and Life	Pension	and Life
(In thousands)	Benefits	Benefits	Benefits	Benefits

Components of net periodic benefit costs (income)
Service cost	$7,616	$7,770	$7,764	$6,463
Interest cost	27,591	17,276	27,087	14,831
Expected return on plan assets	(38,824)	(9,913)	(39,237)	(9,237)
Recognized prior service cost	1,680	—	1,707	—
Recognized actuarial loss	868	6,686	720	3,092
Amortization of transition obligation-net	—	4,308	132	4,308

Net periodic benefit cost (income)	(1,069)	26,127	(1,827)	19,457

Amount capitalized as construction costs	387	(3,293)	577	(3,402)
Amount deferred as regulatory asset/liability-net	(2,566)	(1,317)	(1,932)	178
Other	(108)	(1)	11	—

Amount charged (credited) to expense	$(3,356)	$21,516	$(3,171)	$16,233

     During fiscal year 2005, the Company has not made, and does not expect to make any contributions related to its qualified, trusteed, non-contributory defined benefit pension plan covering all active and vested former employees of Washington Gas.
     During the nine months ended June 30, 2005, the Company paid $817,000 on behalf of participants in its non-funded supplemental executive retirement plan, and expects to pay an additional $559,000 for the remainder of fiscal year 2005.
     For the nine months ended June 30, 2005, the Company contributed $25.5 million to its healthcare and life insurance benefit plans, and expects to contribute an additional $8.1 million for the remainder of fiscal year 2005.
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

WGL Holdings, Inc.
Washington Gas Light Company
Part I – Financial Information
Item 2 – Management’s Discussion and Analysis of
Financial Condition and Results of Operations
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) is divided into the following two major sections:
•	WGL Holdings – This section describes the financial condition and results of operations of WGL Holdings, Inc. (WGL Holdings or the Company) and its subsidiaries on a consolidated basis. It includes discussions of WGL Holdings’ regulated utility and non-utility operations. On an annual basis, the majority of WGL Holdings’ operations are derived from the results of its regulated utility, Washington Gas Light Company (Washington Gas or the regulated utility), and to a much lesser extent, the results of its non-utility operations. These unregulated, non-utility operations are wholly owned by Washington Gas Resources Corporation, a wholly owned subsidiary of WGL Holdings. For more information on the Company’s regulated utility operations, please refer to the Management’s Discussion for Washington Gas.

•	Washington Gas – This section describes the financial condition and results of operations of Washington Gas, a wholly owned subsidiary that comprises the majority of WGL Holdings’ regulated utility segment. The financial condition and results of operations of Washington Gas’ utility operations and WGL Holdings’ regulated utility segment are essentially the same.
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

WGL Holdings, Inc.
Washington Gas Light Company
Part I – Financial Information
Item 2 – Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
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
     Return on Average Common Equity. This measure is calculated by dividing twelve months ended net income (applicable to common stock) by average common shareholders’ equity. For the regulated utility, management compares the actual return on common equity with the return on common equity that is allowed to be earned by regulators and the return on equity that is necessary for the Company to compensate investors sufficiently and be able to continue to attract capital.
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
Item 2 – Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
•	industry consolidation;
•	economic conditions and interest rates;
•	inflation/deflation;
•	labor contracts, including labor and benefit costs; and
•	changes in accounting principles.
     For a further discussion of the Company’s business, operating segments and the factors listed above, refer to Management’s Discussion within the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2004, and Management’s Discussion contained herein.
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
     For a description of these critical accounting policies, refer to Management’s Discussion within the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2004, and Management’s Discussion contained herein.

WGL Holdings, Inc.
Part I – Financial Information
Item 2 – Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
WGL HOLDINGS, INC.
     RESULTS OF OPERATIONS – Three Months Ended June 30, 2005 vs. June 30, 2004
     Summary Results
     WGL Holdings, Inc. reported a net loss $8.2 million, or $0.17 per share, for the three months ended June 30, 2005, the third quarter of the Company’s fiscal year 2005. This compares to a net loss of $4.1 million, or $0.08 per share, for the three months ended June 30, 2004. Reporting a net loss for quarters ending June 30 is typical due to the seasonal nature of the Company’s utility operations and the corresponding reduced demand for natural gas during this period. For the twelve-month period ended June 30, 2005, the Company earned a return on average common equity of 10.7 percent as compared to 11.2 percent for the corresponding twelve-month period of the prior fiscal year.
     Operating results for the third quarter of fiscal year 2005, when compared to the same quarter of the prior fiscal year, reflect increased utility operating expenses including operation and maintenance, depreciation and amortization, and general taxes, as well as the effect of an anticipated rate increase in Virginia that was reflected in the prior year’s third quarter operating results but excluded from the current quarter’s results. Favorably affecting operating results for the current quarter were increased earnings from the Company’s major non-utility operations, utility customer growth and lower interest expense.
     Regulated Utility Operating Results
     The operating results of the Company’s core regulated utility operations are the primary influence on consolidated operating results. The regulated utility segment reported a seasonal net loss of $11.1 million, or $0.23 per share, for the three months ended June 30, 2005, as compared to a net loss of $4.2 million, or $0.09 per share, for the same three-month period of the prior fiscal year. Operating results for the third quarter of fiscal year 2005 were favorably affected by the addition of 23,336 active customer meters, an increase of 2.4 percent, from the end of the comparable quarter of the prior fiscal year. This growth was more than offset by the effect of a Virginia rate increase that was in effect in the prior year’s third quarter but that was not in effect in the third quarter of the current fiscal year, along with higher operating expenses in the current quarter. As further discussed below, weather had a negligible effect on operating results for both the current and prior fiscal year’s third quarter.
     Comparisons between the third quarter of the current and prior fiscal year reflect the inclusion in the prior year’s third quarter of an anticipated Virginia rate increase that went into effect on February 26, 2004, subject to refund. Since the Company did not ultimately receive an increase in its base rates in Virginia, the amount recorded through the end of the third quarter of fiscal year 2004 was reversed in the fourth quarter of fiscal year 2004, and a similar amount was not recorded in the third quarter of fiscal year 2005 (refer to the “Regulatory Matters—Virginia Jurisdiction” section of Management’s Discussion for Washington Gas).
     Third quarter of fiscal year 2005 operating results for the regulated utility segment also reflect a $5.0 million (pre-tax), or $0.06 per share, increase in operation and maintenance expenses over the comparable quarter of the prior fiscal year. The increase in these operating expenses primarily reflects: (i) higher labor expenses; (ii) increased employee benefits expenses principally related to post-retirement benefits and group insurance costs for active employees; (iii) greater expenses associated with performing the initial assessment of internal controls in accordance with Section 404 of the Sarbanes-Oxley Act and (iv) higher expenses for uncollectible accounts. Higher labor

WGL Holdings, Inc.
Part I – Financial Information
Item 2 – Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
expenses during the current quarter were due in part to increased overtime incurred in connection with the response to issues that arose in a portion of the Company’s distribution system in Prince George’s County, Maryland such as special leak surveys, emergency response site visits and repairs. The increase in labor expenses for the current quarter was tempered by 3.8 percent fewer employees, reduced employee severance costs, and the inclusion in the third quarter of fiscal year 2004 of an accrual of $2.4 million for unusual operational expenses that did not recur in the current quarter.
     During the third quarter of fiscal year 2005, when compared to the same quarter in fiscal year 2004, the regulated utility segment also incurred $1.7 million (pre-tax), or $0.02 per share, of higher depreciation and amortization expense, of which $1.3 million relates to a reduction in deprecation expense in the third quarter of fiscal year 2004 in connection with implementing a Maryland rate order. The current quarter also reflects $2.4 million (pre-tax), or $0.03 per share, of higher general taxes, partially offset by $1.5 million (pre-tax), or $0.02 per share, of lower interest expense (refer to the “Interest Expense” section of Management’s Discussion). Although income tax benefits were enhanced in the current quarter due to a higher pre-tax loss, much of this effect was offset by a higher estimated annual effective income tax rate.
     The regulated utility’s operations are weather sensitive, with a significant portion of its revenue coming from deliveries of natural gas to residential and commercial heating customers. Weather, when measured by heating degree days, was 21.3 percent colder in the current quarter than in the same quarter last fiscal year. However, total natural gas deliveries to firm customers increased only 2.7 million therms, or 1.6 percent, to 167.6 million therms delivered during the third quarter of fiscal year 2005. Quarters ending on June 30 include months in which the Company is coming out of the primary portion of its winter heating season. In such “shoulder” months, weather patterns may become erratic and some space-heating customers may turn off their furnaces for the remainder of the heating season upon the first significant rise in temperatures. Thus, usage patterns may not highly correlate with the level of degree days in periods that include shoulder months. Overall, weather had no significant effect on operating results for the current or prior year’s third quarter.
     Non-Utility Operating Results
     Total net income for the Company’s non-utility operations was $2.9 million, or $0.06 per share, for the three months ended June 30, 2005, as compared to net income of $119,000 for the same quarter of the prior fiscal year. The following table compares the financial results from non-utility activities for the three months ended June 30, 2005 and 2004.
Net Income (Loss) Applicable to Non-Utility Activities

	Three Months Ended
	June 30,
(In thousands)	2005	2004	Variance

Retail energy-marketing	$4,036	$1,432	$2,604
Commercial HVAC	(600)	(1,062)	462

Subtotal	3,436	370	3,066
Other non-utility activities	(576)	(251)	(325)

Total	$2,860	$119	$2,741

     Retail Energy-Marketing. WGL Holdings’ retail energy-marketing subsidiary, WGEServices, sells natural gas and electricity in competition with other unregulated marketers to residential, commercial and industrial customers. WGEServices reported net income of $4.0 million, or $0.08 per share, for the third quarter of fiscal year 2005, an increase of $2.6 million, or $0.05 per share, over net income of $1.4 million, or $0.03 per share, reported for the same quarter of fiscal year 2004. The year-over-year

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
improvement in earnings for this segment primarily reflects higher gross margins from the sale of natural gas, slightly offset by reduced gross margins from the sale of electricity.
     Gross margins per therm of natural gas sold increased over 60 percent, while natural gas sales volumes declined by less than one percent. The increase in gross margins from the sale of natural gas is due to the impact of the shape of the forward curve of the cost of natural gas in relation to retail sales prices, and a larger proportion of the quarterly sales volumes coming from higher margin, mass market customers. Natural gas customers declined from 154,700 at June 30, 2004 to 149,100 at June 30, 2005.
     Volumes of electricity sold fell 67 percent in the current quarter as electric customers declined from 47,200 at June 30, 2004 to 37,400 at June 30, 2005. This reduction reflects changing market conditions that include intensified competition for large volume commercial customers and utility standard offer service rates that are extremely attractive. Despite the reduction in volumes sold, margins per kilowatt hour sold increased 100 percent when compared to the same quarter last year. This increase was due to the non-renewal of several large volume customers previously served at lower per unit margins.
     The earnings improvement for the retail energy-marketing segment also reflects a $1.3 million, or $0.02 per share, benefit in the current quarter for bad debt expenses due to enhanced recoveries related to these accounts.
     Commercial HVAC. Two subsidiaries, American Combustion Industries, Inc. and Washington Gas Energy Systems, Inc., comprise the Company’s commercial HVAC operations. This operating segment reported a net loss of $600,000, or $0.01 per share, for the third quarter of fiscal year 2005, an improvement of $462,000, or $0.01 per share, over the net loss of $1.1 million, or $0.02 per share, reported for the same quarter of the prior fiscal year. This improvement primarily reflects higher gross margins.
     Other Non-Utility Activities. Transactions not significant enough to be reported as a separate business segment are aggregated as “Other Activities” and included as part of the Company’s non-utility operations. Other non-utility activities for the 2005 third quarter reflect a $325,000, or $0.01 per share, decrease in operating results from the comparable quarter of the prior fiscal year to a net loss of $576,000 for the current quarter from a net loss of a $251,000 for the third quarter of fiscal year 2004.
     Interest Expense
     The following table depicts the components of interest expense for the quarters ended June 30, 2005 and 2004.
Composition of Interest Expense

	Three Months Ended
	June 30,
(In thousands)	2005	2004	Variance

Long-term debt	$9,941	$10,440	$(499)
Short-term debt	297	151	146
Other (includes AFUDC*)	(21)	976	(997)

Total	$10,217	$11,567	$(1,350)

*	Represents the debt component of the Allowance for Funds Used During Construction.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     WGL Holdings’ interest expense of $10.2 million for the third quarter of fiscal year 2005 decreased $1.4 million from the same period last year. This decrease primarily reflects lower other interest expense due to an $882,000 fair value loss recorded in the third quarter of fiscal year 2004 related to an interest-rate swap at the regulated utility. The current quarter also reflects reduced interest costs on long-term debt due to a temporary decline in the average balance of long-term debt outstanding, combined with a slight reduction in the cost of this debt. Slightly offsetting the lower expense on long-term debt were higher interest costs associated with short-term debt, reflecting an increase of approximately 200 basis points in the weighted average cost of short-term debt, partially offset by a lower average balance outstanding.
     RESULTS OF OPERATIONS – Nine Months Ended June 30, 2005 vs. June 30, 2004
     Summary Results
     For the first nine months of fiscal year 2005, the Company reported net income of $114.9 million, or $2.35 per share, as compared to net income of $114.6 million, or $2.35 per share, for the corresponding nine-month period in fiscal year 2004. Earnings comparisons between the first nine months of fiscal years 2005 and 2004 reflect an $8.9 million, or $0.18 per share, increase in current year-to-date earnings from the Company’s retail energy-marketing and commercial HVAC segments. This increase was offset by $2.4 million, or $0.06 per share, of lower earnings from the regulated utility segment, and the effect of an after-tax gain of $5.8 million, or $0.12 per share, realized in the first nine months of fiscal year 2004 from the sale of two buildings by a third party in a commercial real estate project in which the Company held a carried interest under the equity method of accounting.
     Regulated Utility Operating Results
     The regulated utility segment reported net income of $103.4 million, or $2.11 per share, for the nine months ended June 30, 2005, as compared to net income of $105.8 million, or $2.17 per share, for the corresponding nine-month period in fiscal year 2004. Earnings for the current nine-month period when compared to the same period of the prior fiscal year reflect a decrease in total natural gas deliveries to firm customers of 27.5 million therms, or 2.3 percent, to 1.189 billion therms delivered during the current period. Although natural gas deliveries fell by 2.3 percent, heating degree days were relatively unchanged for the nine months ended June 30, 2005 when compared to the same period in fiscal year 2004. For the nine months ended June 30, 2005, weather was 6.2 percent colder than normal, enhancing net income in relation to normal weather by an estimated $5 million, or $0.10 per share. For the nine months ended June 30, 2004, weather was 6.4 percent colder than normal, and that colder than normal weather contributed approximately $10 million, or $0.20 per share, to net income for that period.
     The decrease in natural gas deliveries to firm customers is due, in part, to warmer weather experienced primarily during the second quarter of fiscal year 2005, the most significant period of the Company’s winter heating season. However, during the current nine-month period (particularly in the shoulder months of October and November within the first quarter, and the shoulder months of April and May within the third quarter), the Company experienced lower natural gas deliveries as the increase in heating degree days did not correlate highly with the change in the volume of gas delivered (refer to the “Results of Operations—Three Months Ended June 30, 2005 vs. June 30, 2004—Regulated Utility Operating Results” section of Management’s Discussion).
     Favorably affecting earnings for the regulated utility segment for the nine months ended June 30, 2005 was a 2.4 percent increase in active customer meters from the end of the same period of the prior fiscal year. The current nine-month period also benefited from realizing the favorable effect of

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
changes in rates charged to customers that were implemented in Maryland on November 6, 2003 and the District of Columbia on November 24, 2003. These benefits were slightly offset by the impact of an anticipated Virginia rate increase that went into effect on February 26, 2004, subject to refund, and was included in this segment’s operating results for the nine months ended June 30, 2004, but that was not in effect during the nine months ended June 30, 2005 as a result of a Virginia rate order issued after June 30, 2004 (refer to the “Regulatory Matters—Virginia Jurisdiction” section of Management’s Discussion for Washington Gas).
     Current year-to-date earnings also reflect a $4.1 million (pre-tax), or $0.05 per share, increase in operation and maintenance expenses. This represents a 2.4 percent year-over-year increase and primarily reflects: (i) higher employee benefits expenses principally related to post-retirement benefits and group insurance costs for active employees; (ii) increased overtime associated with work being performed in Prince George’s County, Maryland; (iii) higher expenses associated with performing the initial assessment of internal controls in accordance with Section 404 of the Sarbanes-Oxley Act and (iv) higher expenses for uncollectible accounts. These increased expenses were partially offset by fewer employees, reduced employee severance costs, and an accrual of $2.4 million recorded in the 2004 nine-month period for unusual operational expenses that were not incurred in the current nine-month period.
     Depreciation and amortization expense for the current nine-month period declined by $2.8 million (pre-tax), or $0.04 per share. The lower expense is attributable to a reversal in the current nine-month period of $1.0 million of depreciation expense that was previously estimated and recorded in fiscal year 2004 related to the performance of an earnings test required by a December 18, 2003 Final Order of the State Corporation Commission of Virginia (SCC of VA). The year-over-year reduction in expense is also due to the inclusion in the first nine months of fiscal year 2004 of depreciation expense of $3.5 million (pre-tax), or $0.04 per share, applicable to the period from January 1, 2002 through November 11, 2002, that was recorded in connection with the SCC of VA’s December 18, 2003 Final Order. This was partially offset by an increase in depreciation and amortization expense in the current nine-month period related to increased investment in property, plant and equipment.
     The regulated utility segment also benefited during the current year-to-date period from reduced income tax expense due to lower pre-tax income, as well as a lower estimated annual effective income tax rate (primarily attributable to a greater amount of non-taxable benefits associated with a Medicare prescription drug subsidy). This segment also benefited from $2.0 million (pre-tax), or $0.02 per share, of lower interest expense (refer to the “Interest Expense” section of Management’s Discussion), partially offset by $3.0 million, or $0.04 per share, of increased general taxes.
     Non-Utility Operating Results
     Total net income for the Company’s non-utility operations was $11.5 million, or $0.24 per share, for the nine months ended June 30, 2005, an increase of $2.6 million, or $0.06 per share, over the corresponding period of the prior fiscal year. The following table compares the financial results from non-utility activities for the nine months ended June 30, 2005 and 2004.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
Net Income (Loss) Applicable to Non-Utility Activities

	Nine Months Ended
	June 30,
(In thousands)	2005	2004	Variance

Retail energy-marketing	$13,929	$6,059	$7,870
Commercial HVAC	(1,288)	(2,334)	1,046

Subtotal	12,641	3,725	8,916
Other non-utility activities	(1,146)	5,123	(6,269)

Total	$11,495	$8,848	$2,647

     Retail Energy-Marketing. WGEServices reported net income of $13.9 million, or $0.28 per share, for the nine months ended June 30, 2005 as compared to net income of $6.1 million, or $0.12 per share reported for the same period last fiscal year. The $7.8 million, or $0.16 per share, year-over-year improvement in earnings primarily reflects higher gross margins from the sale of natural gas. Although natural gas sales volumes declined by 1.1 percent, gross margins per therm increased over 50 percent in the current nine-month period. The higher gross margins from gas sales reflect the utilization of greater volumes of lower cost storage inventory to supply customers in the first nine months of fiscal year 2005 compared to the corresponding period in fiscal year 2004, and a greater spread between the cost of that storage gas and retail prices charged to customers during the current nine-month period in relation to the prior year. This improvement was partially offset by changes in the mark-to-market valuation associated with derivative contracts used in WGEServices’ gas supply portfolio to reduce the risk of variations in demand caused by weather. These mark-to-market changes, when compared to the same period of the prior fiscal year, decreased net income by $972,000 (after-tax), or $0.02 per share (refer to the “Market Risk—Price Risk Related to Retail Energy-Marketing Operations” section of Management’s Discussion). The earnings improvement for this segment also reflects a $2.3 million (pre-tax), or $0.03 per share, benefit in the current year-to-date period for reduced expenses associated with uncollectible accounts due to enhanced recoveries of these accounts.
     Slightly tempering the earnings improvement for WGEServices was a decline in gross margins from electric sales in the current nine-month period, primarily reflecting a 62.3 percent decline in electric sales volumes that was partially offset by an increase in the gross margin per kilowatt hour sold. The decline in electric sales volumes primarily reflects the combined effect of increased competition for sales to large-volume commercial customers and below-market utility rates.
     Commercial HVAC. The commercial HVAC segment reported a net loss of $1.3 million, or $0.03 per share, for the nine months ended June 30, 2005, reducing its net loss by $1.0 million, or $0.02 per share, from the same period last fiscal year. This improvement primarily reflects improved operating margins during the period due to a focus on higher gross margin service work, being more selective of construction jobs that are being undertaken, and reducing selling, general and administrative expenses.
     Other Non-Utility Activities. Results for other non-utility activities for the current nine-month period reflect a $6.3 million decrease in income from the same period of the prior fiscal year, primarily due to an after-tax gain of $5.8 million, or $0.12 per share, realized from the sale of a carried interest in a real estate development in the first nine months of fiscal year 2004 that did not recur in the current period.
     Interest Expense
     The following table depicts the components of interest expense for the nine months ended June 30, 2005 and 2004.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
Composition of Interest Expense

	Nine Months Ended
	June 30,
(In thousands)	2005	2004	Variance

Long-term debt	$30,939	$31,375	$(436)
Short-term debt	1,524	925	599
Other (includes AFUDC*)	(17)	1,604	(1,621)

Total	$32,446	$33,904	$(1,458)

*   Represents the debt component of the Allowance for Funds Used During Construction.
     WGL Holdings’ interest expense of $32.4 million for the first nine months of fiscal year 2005 decreased $1.5 million from the same period last year. This decrease primarily reflects lower other interest expense due to an $882,000 fair value loss recorded during the nine months ended June 30, 2004 related to an interest-rate swap, and a reduction in interest associated with other miscellaneous items. The current year-to-date period also reflects reduced interest costs on long-term debt due to a temporary decrease in the average balance of long-term debt outstanding, partially offset by a slight increase in the weighted average cost of these borrowings. Interest expense on short-term debt rose, reflecting an increase of approximately 130 basis points in the weighted average cost of short-term debt, partially offset by a lower average balance outstanding.
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
     The Company has a goal to maintain its common equity ratio in the mid-50 percent range of total consolidated capital. The level of this ratio can vary during the fiscal year due to the seasonal nature of the Company’s business. In addition, the Company typically reduces short-term debt balances in the spring because a significant portion of the Company’s current assets is converted into cash at the

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
end of the winter heating season. Accomplishing these capital structure objectives and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for the Company and Washington Gas, and to allow access to capital at reasonable costs. As of June 30, 2005, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 60.5 percent common equity, 1.9 percent preferred stock and 37.6 percent long-term debt. The cash flow requirements of the Company and the ability to provide satisfactory resources to satisfy those requirements are primarily influenced by the activities of Washington Gas and to a lesser extent the non-utility operations.
     The Company believes it has sufficient liquidity to satisfy its financial obligations. At June 30, 2005, the Company did not have any restrictions on its cash balances that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.
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
     The Company and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal requirements. The Company’s policy is to maintain back-up bank credit facilities in an amount equal to or greater than its expected maximum

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
commercial paper position. As of June 30, 2005, Washington Gas and WGL Holdings each had a credit agreement with a group of commercial banks in the amount of $175 million in support of their short-term debt requirements. The credit facility for Washington Gas expires on April 28, 2009, and permits the regulated utility to request prior to April 28, 2008, and the banks to approve, an additional line of credit of $100 million above the original credit limit, for a maximum potential total of $275 million. WGL Holdings’ credit facility expires on April 27, 2007, and permits the Company to request prior to April 28, 2006, and the banks to approve, an additional line of credit of $50 million above the original credit limit, for a maximum potential total of $225 million. As of June 30, 2005, there were no outstanding borrowings under either the Washington Gas or WGL Holdings credit facility.
     The Company had outstanding notes payable through the issuance of commercial paper of $26.7 million at June 30, 2005, as compared to $95.6 million outstanding at September 30, 2004. Substantially all of the outstanding notes payable balance at June 30, 2005 was commercial paper issued by WGL Holdings. Of the outstanding notes payable balance at September 30, 2004, $76.9 million was commercial paper issued by WGL Holdings and $18.7 million was commercial paper issued by Washington Gas.
     Long-Term Cash Requirements and Related Financing
     The Company’s long-term cash requirements primarily depend upon the level of capital expenditures, long-term debt maturity requirements and decisions to refinance long-term debt. Historically, the Company has devoted the majority of its capital expenditures to adding new regulated utility customers in its existing service area. However, as a result of recent operating issues in Prince George’s County, Maryland described later in Management’s Discussion, the Company forecasts a greater level of replacement capital expenditures over the next two and one-half years (refer to the “Capital Expenditures” section of Management’s Discussion). At June 30, 2005, Washington Gas was authorized to issue up to $213.0 million of long-term debt under a shelf registration that was declared effective by the Securities and Exchange Commission on April 24, 2003. On May 20, 2003, Washington Gas executed a Distribution Agreement with certain financial institutions for the issuance and sale of debt securities included in the shelf registration statement.
     During the nine months ended June 30, 2005, Washington Gas retired a total of $60.5 million of Medium-Term Notes (MTNs). On March 7, 2005, Washington Gas, through exercise of a call option, retired $20.0 million of MTNs. The MTNs redeemed were $10.0 million of 7.76 percent MTNs and $10.0 million of 7.75 percent MTNs that had a nominal maturity date in March 2025. On June 9, 2005, Washington Gas, through exercise of a call option, retired $20.0 million of 6.50 percent MTNs that had a nominal maturity date in June 2025. Additionally, on June 20, 2005, Washington Gas retired $20.5 million of 7.45 percent MTNs that matured on the same date. Washington Gas paid the applicable accrued interest on each debt retirement date.
     On August 4, 2005, Washington Gas agreed to sell $20.0 million of 4.83 percent MTNs due August 2015 to replace the MTNs retired on March 7, 2005, as discussed above. The issuance of this $20.0 million of MTNs is expected to occur on August 9, 2005. On August 8, 2005, Washington Gas agreed to sell $40.5 million of 5.44 percent MTNs due August 2025 to replace the MTNs retired in June 2005, as discussed above. The issuance of this $40.5 million of MTNs is expected to occur on August 11, 2005. Concurrent with the decision to sell the $20.0 million of 4.83 percent MTNs, Washington Gas is expected to pay $364,000 on August 9, 2005 associated with the settlement of a forward-starting swap that has a notional principal of $20.0 million. Similarly, concurrent with the decision to sell the $40.5 million of 5.44 percent MTNs, Washington Gas is expected to pay $2.2 million on August 11, 2005 associated with the settlement of a forward-starting swap that has a notional principal of $40.5 million (refer to the “Market Risk—Interest-Rate Risk” section of Management’s Discussion). The effective cost of the newly-issued debt, after considering the amount paid related to the two forward-starting swaps, is expected to be 5.15 percent and 5.99 percent for the $20.0 million and $40.5 million debt issuances, respectively.

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
     Reference is made to the “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” section of Management’s Discussion in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, for a detailed discussion of these contractual obligations. Note 5 of the Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K includes a discussion of long-term debt, including debt maturities. Reference is made to Note 14 of the Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K that reflects information about the various contracts of Washington Gas and WGEServices. Additionally, refer to Note 10—Commitments and Contingencies of the Notes to Consolidated Financial Statements in this Form 10-Q.
     Financial Guarantees. WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At June 30, 2005, these guarantees totaled $170.9 million. Termination of these guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings also had guarantees totaling $5.0 million at June 30, 2005 that were made on behalf of certain of its non-utility subsidiaries associated with their banking transactions. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
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
     Prince George’s County, Maryland Operating Issues. On April 1, 2005, Washington Gas reported a significant increase in the number of natural gas leaks on its distribution system in a portion of Prince George’s County, Maryland. Washington Gas determined that these leaks resulted from the shrinkage of seals located in mechanical couplings that connect sections of distribution mains and services. Given the increase in the number of gas leaks, Washington Gas announced that it would replace gas service lines and rehabilitate gas mains that contain the applicable mechanical couplings in the affected area of the distribution system in Prince George’s County (the rehabilitation project). Washington Gas also indicated that it was investigating the reasons for the degradation of the seals in the couplings that were causing the increase in gas leaks in the affected area of Prince George’s County.
     On April 22, 2005, Washington Gas announced its plan to address all leaks in the affected area within approximately six months of their being identified. Washington Gas indicated that it expected to rehabilitate or replace all other applicable coupled service lines and distribution mains in the affected area of Prince George’s County area by the end of December 2007, even if no leaks have been detected.
     On April 27, 2005, Washington Gas updated its estimated cost for the rehabilitation project to $137 million, including up to $50 million for paving costs related to the required work. Washington Gas also announced that it expected to account for all costs of this project in Prince George’s County as capital expenditures. This expectation was confirmed by an Accounting Order granted by the Public Service Commission of Maryland (PSC of MD) on June 1, 2005. The Order enables Washington Gas to capitalize certain costs of encapsulating couplings used to rehabilitate certain mains that would normally be recorded as maintenance expense, absent the substantial nature of this project (refer to the “Regulatory Matters—Maryland Jurisdiction” section of Management’s Discussion for Washington Gas for a further discussion of this regulatory matter).
     The current cost estimate for the rehabilitation project, including paving costs, has been revised to $144 million. This is a significant increase in planned capital expenditures in fiscal years 2006 through 2008 (refer to the “Liquidity and Capital Resources—Capital Expenditures” section of Management’s Discussion for a table of projected capital expenditures). This current cost estimate does not consider any changes in costs associated with potential remediation steps discussed below. The actual costs that will be incurred for the work associated with this project could differ materially from the cost estimates discussed herein. However, Washington Gas believes it has the financial resources necessary to fund this project due to its current strong cash position, and the financing options it has available.
     Mechanical couplings identical to the couplings in Prince George’s County are located in other portions of Washington Gas’ distribution system, including Virginia, other areas of Maryland, and the District of Columbia. These mechanical couplings were routinely installed on the Washington Gas system from the 1940’s to the early 1970’s. To date, Washington Gas has not experienced any

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
pattern of leaks in these other areas that is comparable to the leak pattern encountered in the affected area of Prince George’s County.
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
     Washington Gas received a report dated July 1, 2005 from ENVIRON International Corporation (Environ or consultant), working with Polymer Solutions, Inc. and Akron Rubber Development Laboratory that describes the results of its investigation of the causes of the leaks of the couplings in Prince George’s County. The report of Environ is filed as an exhibit to this Form 10-Q. All statements made herein regarding the report of Environ are intended to provide a summary of the material aspects of the report and should be considered in the full context of the complete report of Environ. The report of Environ should be read in conjunction with this summary for a full and more complete understanding of the issues. The report of Environ is available in its entirety on WGL Holding’s website, www.wglholdings.com.
     Environ conducted its investigation by: (1) gathering information regarding coupling design and materials, installation practices, leak patterns, gas compositions, geological information, and the experiences of other local distribution companies with similar equipment; (2) developing a list of plausible physical and chemical mechanisms which could contribute to the observed leak patterns in the field; (3) constructing a working hypothesis for the observed coupling leaks; (4) designing and conducting experiments to develop the required data to evaluate the hypothesis; and (5) reviewing the experimental data, as well as other information collected during the assignment, to make its best assessment of the most likely causes of the increased leak rate.
     The experiments conducted included exposure tests, in which various seals were immersed in different gas environments for fixed periods, with detailed dimensional, weight and hardness measurements being made before, during and after exposure. A key feature of these tests was the evaluation of a set of seals that had been exposed to a reference pipeline gas composition for a fixed period and was then switched to a liquefied natural gas (LNG) composition like that contained in the gas coming out of the Dominion Cove Point (Dominion or Cove Point) LNG terminal for a further period. Other sets of seals remained in the reference pipeline gas environment.
     As detailed in the study, tests were conducted on rubber seals removed from leaking and non-leaking mechanical couplings in Prince George’s County to determine an explanation for the failure rates. The investigation reviewed a number of potential causes of failures, including humidity; ground conditions; coupling design; construction techniques and skills; age; and quality and type of materials installed. Many items were ruled out or identified as possible contributors.
     Based on the work conducted to date, Environ concludes that there is a combination of three contributing factors to the higher leak rates of seals on couplings. One of these is the change in the gas composition resulting from a change in the gas supply arising from the reactivation of the Cove Point terminal. The Cove Point gas has a lower concentration of heavy hydrocarbons (HHCs) than

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
domestic natural gas. A characteristic of the rubber material comprising the seals in the couplings is the ability of the seals to both adsorb and desorb HHCs. When seals are exposed to higher levels of HHCs they swell in size and cause a tighter seal. However, when gas is introduced that has a lower level of HHCs, the seals shrink in size and there is a greater propensity for those seals to cause the couplings to leak.
     Also considered as contributing factors to a higher failure rate for seals of this nature are the age of the couplings and the colder ground temperature during winter periods. However, both the age of the couplings and the ground temperature are common to couplings in other areas of Washington Gas’ service territory where leak patterns have not been observed like those in the affected area of Prince George’s County.
     The relevant change that explains the higher incidence of leaks in the affected area of Prince George’s County is the composition of the gas resulting from the introduction of Cove Point gas. The Cove Point gas manifests such a change in composition because, during its processing into a liquid prior to importation, certain HHCs are required to be removed. These same HHCs, which are present in domestic natural gas, had previously enabled the flexibility and sealing capability of the rubber seals during their in-service life. The higher failure rate of the rubber seals in the specific geographic area of Prince George’s County results from the proximity of Washington Gas’ larger gate stations to the pipelines (gate stations are entrance points to Washington Gas’ distribution system from a pipeline) that receive Cove Point gas from the LNG terminal for delivery to Washington Gas.
     The Environ report also documents that the adsorption/desorption of HHCs by seal materials is a reversible process. Based on discussions between management and Environ, and examination of testing data and conclusions of another utility that had a similar experience, Washington Gas expects that it is highly possible to reverse the known condition of the seals in the affected area of Prince George’s County, and prevent the emergence of premature failures of mechanical couplings located in the affected area and elsewhere in Washington Gas’ service territory that receives supplies of Cove Point gas and has mechanical couplings. Washington Gas has requested that the consultant recommend to Washington Gas the optimal gas composition that will cause the effect of the Cove Point gas to reverse the conditions noted to date and that will avoid premature seal shrinkage in the affected area in Prince George’s County and elsewhere on the system. After Washington Gas has received this information from the consultant on the optimal gas composition, it will evaluate its ability to achieve a gas mixture in which this optimal level can be attained.
     The results of the Environ study have different implications for different parts of Washington Gas’ distribution system. In addition to the natural gas being taken directly from the Cove Point pipeline to serve the area that has been affected in Prince George’s County, Washington Gas has five other gate stations served by the Cove Point pipeline where Cove Point gas is brought into Washington Gas’ distribution system for re-delivery, in total, to a significant number of customers other than those customers in the affected area of Prince George’s County. Cove Point gas that is not delivered through one of the six Washington Gas gate stations on the Cove Point pipeline, is delivered into three interconnected pipelines. Washington Gas has over 20 gate stations attached to these three interconnected pipelines where Cove Point gas, in various levels of blending with domestic natural gas, is delivered to Washington Gas.
     Washington Gas has not experienced any change in historical leak levels in parts of the system outside of the affected area of Prince George’s County. However, the volume of natural gas coming through the Cove Point pipeline is likely to increase by 80 percent in 2008, and a large portion of that gas may come into the Washington Gas system. Such gas deliveries will come into the Washington Gas system directly from gate stations on the Cove Point pipeline as well as through gate stations on

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
the pipelines that interconnect with Cove Point and receive large volumes of the Cove Point gas. Accordingly, Washington Gas is considering alternative approaches to address the currently affected areas of Prince George’s County, as well as the potential effect of Cove Point gas on other portions of Washington Gas’ distribution system affected by the delivery of Cove Point gas in various concentrations at other gate stations.
     The first potential approach is for Dominion to condition all gas leaving the Cove Point terminal by restoring HHCs that were previously removed from the natural gas during the liquefaction process. Such an approach would require equipment to store, condition and inject HHCs at the terminal. As such, it is likely that the cost of this approach could be reflected in the rates charged by Cove Point for LNG terminal and transportation service. Such rates would be subject to the approval of the Federal Energy Regulatory Commission. This potential approach would require no significant additional investment by Washington Gas downstream at each city gate because all natural gas coming from the Cove Point facility would be interchangeable with domestic natural gas, including gas delivered into the affected area of Prince George’s County. However, even if this approach is implemented, Washington Gas will continue to proceed with its current rehabilitation and special leak surveys of the affected area of Prince George’s County until it has been determined that the situation in the affected area of Prince George’s County has reversed itself. Washington Gas will have to obtain Dominion’s cooperation and support to implement this approach.
     The second potential approach, to be implemented to serve areas that receive relatively large quantities of Cove Point gas and that have mechanically coupled pipe, is to develop a coordinated approach with Cove Point, the LNG shippers and the interconnected interstate pipelines that connect to the Cove Point line, to blend domestically produced natural gas into any stream of Cove Point gas that is distributed by the Cove Point facility and flows into the interconnected pipelines and then into Washington Gas’ distribution system. Such blending, if it can be achieved at appropriate levels, will introduce HHCs present in the domestic sources of natural gas flowing on the interconnected pipelines. Additional studies are underway to confirm the blending requirements. Washington Gas will only be able to implement this approach with the cooperation of all or some of the parties mentioned in this paragraph.
     The third potential approach would be the installation of equipment at each of the gate stations that are most likely to receive a relatively large concentration of Cove Point gas (seven stations in total) and add HHCs into the gas stream before it is introduced into Washington Gas’ distribution system. The process of re-injecting HHCs that have been removed for liquefaction purposes back into the distribution system is a normal and customary step in many LNG peak-shaving plants. Currently, because of the high concentration of Cove Point gas being received at the gate station that serves the affected area of Prince George’s County, Washington Gas has begun to plan for the construction of such a facility to inject HHCs at this particular gate station. Although the installation of the equipment at this gate station may reverse or partially reverse the effect of the Cove Point gas on the distribution system in the affected part of Prince George’s County and reduce the current cost estimate of $144 million, Washington Gas plans to continue the rehabilitation of the area in Prince George’s County and to continue the special leak surveys until there is appropriate evidence that the desired reversal has occurred. Washington Gas does not need to construct similar facilities at the other six gate stations until Cove Point gas flows increase in 2008. It may not need to construct them at all if one or a combination of the other two potential approaches discussed above is implemented. Washington Gas has significant control, over the majority of the land, facilities and logistics required to implement this approach, subject to attaining any necessary permitting or matters of that kind.
     The concept of such a facility is similar in design to Washington Gas’ existing process of odorizing natural gas by injecting natural gas with a chemical that gives it its unique odor. Although small in

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
scale, odorizing natural gas is an automated process completed at each gate station. Facilities needed for injecting HHCs would include a storage tank for the liquid, metering, pumping and injecting equipment. The estimated cost of the acquisition and installation of equipment needed to inject HHCs into the gas stream at Washington Gas gate stations is $1 million at each station, for a total of $7 million at all gate stations at which such facilities will potentially be installed. Washington Gas expects that these facilities’ costs should be includible in the rate base upon which Washington Gas is allowed to earn an allowed rate of return. The $7 million cost does not include the cost of the HHCs which Washington Gas anticipates should be includible in its purchased gas adjustment charge.
     Although Washington Gas believes that each of the three potential approaches described above is reasonable and practical to implement, Washington Gas will only be able to identify the best approach after consultation with the Cove Point terminal operator, the LNG shippers, and the owners of the interstate pipelines. A combination of the three potential approaches may also enable the most effective solution to the gas interchangeability issue.
     Washington Gas is committed to the use of natural gas from the Cove Point terminal to satisfy the needs of its customers. Washington Gas will work cooperatively with Dominion Cove Point LNG, the shippers who bring LNG into the Cove Point terminal and the interstate pipelines that deliver gas to Washington Gas in order to achieve and implement an appropriate solution to the issue of gas interchangeability affecting its system.
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
     During the last six months of the Company’s fiscal year, after the winter heating season, the Company will generally report a seasonal net loss due to reduced demand for natural gas during this period. Additionally, many of the Company’s assets, which were generated during the heating season, are converted into cash. The Company generally uses this cash to reduce and sometimes eliminate short-term debt, and acquire storage gas for the next heating season.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Net cash provided by operating activities totaled $314.7 million for the first nine months of fiscal year 2005. A description of certain material changes in working capital from September 30, 2004 to June 30, 2005 is listed below:
•	Accounts receivable and accrued utility revenues increased $25.2 million from September 30, 2004, primarily due to the increase in sales that resulted during the Company’s heating season. Rising gas costs also increased uses of cash for accounts receivable.

•	Storage gas inventory levels decreased $88.9 million from September 30, 2004 as volumes were withdrawn to satisfy the sales demand during the 2004-2005 winter heating season, and have not yet been replenished to the levels necessary to accommodate the 2005-2006 winter heating season.
     Cash Flows Used in Financing Activities
     Cash flows used in financing activities were $177.4 million for the nine months ended June 30, 2005. During the current nine-month period, the Company retired $60.5 million of MTNs. A decrease in notes payable of $69.0 million, coupled with a common stock dividend payment of $47.8 million, were additional uses of cash.
     Cash Flows Used in Investing Activities
     During the nine months ended June 30, 2005, cash flows used in investing activities totaled $75.1 million, $72.2 million of which were for capital expenditures made on behalf of the regulated utility.
     Capital Expenditures
     The Company has revised its five-year capital expenditures budget from $670.7 million, as reported in its Annual Report on Form 10-K for the fiscal year ended September 30, 2004, to a revised total of $799.7 million to be expended during fiscal years 2005 through 2009. The increase in this budget primarily reflects the $144 million in costs that are currently estimated to be expended in connection with the rehabilitation project in Prince George’s County.
     The following table depicts the Company’s revised capital expenditures budget for fiscal years 2005 through 2009.
Projected Capital Expenditures

	Fiscal Year Ending September 30,
(In millions)	2005	2006	2007	2008	2009	Total

New business	$61.7	$64.6	$66.0	$66.3	$63.8	$322.4
Replacements	40.1	88.3	89.2	54.9	36.6	309.1
Other	29.7	44.3	36.2	30.6	27.4	168.2

Total	$131.5	$197.2	$191.4	$151.8	$127.8	$799.7

     Included in the table above is $60 million of capital expenditures to construct a necessary, new source of supply to support customers beginning during the winter of 2008-2009 and beyond. Those expenditures are for constructing a one billion cubic foot liquefied natural gas storage facility on the land used for former storage facilities in Chillum, Maryland. Management believes that the construction of this liquefied natural gas storage project represents the lowest cost and most operationally desirable system supply for its customers. However, residents neighboring the planned

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
site, as well as their elected officials, have voiced concerns with and opposition to this project. The next best alternative would require that the Company make significant enhancements to its transmission and distribution systems and retain much costlier firm transportation or firm storage services from interstate pipelines every day of the year, thus increasing gas costs to customers. At the present time, management cannot predict whether the liquefied natural gas storage facility will be built. In any event, it is the opinion of management that it will have the necessary supply and deliverability of that supply in some form to provide for the future growth of its customer base and the pressure requirements on its distribution system.
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
     Retail Energy-Marketing Operations
     Certain suppliers that sell natural gas or electricity to WGEServices have either relatively low credit ratings or are not rated by major credit rating agencies. Depending on the future ability of these suppliers to deliver natural gas or electricity under existing contracts, WGEServices could be financially exposed for the difference between the price at which WGEServices has contracted to buy these commodities, and the replacement cost of these commodities that may need to be purchased. WGEServices has a wholesale supplier credit policy that is designed to mitigate wholesale credit risks through a requirement for credit enhancements. Per the terms of this policy, WGEServices has obtained credit enhancements from certain of its suppliers.
     For a further discussion of the credit risk associated with WGEServices’ electricity suppliers, refer to the “Market Risk—Price Risk Related to Retail Energy-Marketing Operations” section of Management’s Discussion.
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

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     In order to mitigate commodity price risk for its firm customers, Washington Gas has specific regulatory approval in the District of Columbia, Maryland and Virginia to hedge contracts for a limited portion of its natural gas purchases. These regulatory approvals are pursuant to pilot programs, and the Company is seeking to continue these programs. Additionally, the regulated utility purchases natural gas under contracts that provide for volumetric variability. Certain of these contracts are required to be recorded at fair value (refer to Note 7 of the Notes to Consolidated Financial Statements—Derivative Instruments for a discussion of the accounting for these derivative instruments). As of June 30, 2005 and September 30, 2004, the Company recorded a payable on its balance sheet reflecting a fair value loss of $3.6 million and $8.2 million, respectively, related to its variable gas purchase contracts, with a corresponding amount recorded as a regulatory asset in accordance with regulatory accounting requirements for recoverable costs in each jurisdiction.
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
     Natural Gas
     WGEServices is exposed to market risk to the extent it does not closely match the timing and volume of natural gas it purchases with the related fixed price or indexed sales commitments. WGEServices’ risk management policies and procedures are designed to minimize these risks. WGEServices also faces risk in that approximately 60 percent of its annual natural gas sales volumes are subject to variations in customer demand caused by fluctuations in weather. Purchases of natural gas to fulfill retail sales commitments are made generally under fixed-volume contracts that are based on normal weather assumptions. If there is a significant deviation from normal weather that causes purchase commitments to differ significantly from sales levels, WGEServices may be required to buy incremental natural gas or sell excess natural gas at prices that negatively impact gross margins. WGEServices manages this volumetric risk by using storage gas inventory and peaking services offered to marketers by the regulated utilities that provide delivery service for WGEServices customers. WGEServices also manages price risk through the use of derivative instruments. At June 30, 2005 and September 30, 2004, these derivative instruments were recorded on the Company’s consolidated balance sheets as a fair value gain of $715,000 and $719,000, respectively. In connection with these derivative instruments, WGEServices recorded pre-tax losses of $233,000 and $876,000 for the three and nine months ended June 30, 2005, respectively. WGEServices recorded pre-tax gains of $214,000 and $699,000 for the three and nine months ended June 30, 2004, respectively.
     Electricity
     Full Requirements Supply. For a portion of its electricity supply, WGEServices limits its volumetric and price risks by purchasing full requirements services from its wholesale electricity suppliers under master purchase and sale agreements, including electric energy, capacity and certain ancillary services, for resale to retail electric customers. WGEServices’ full requirements wholesale suppliers assume the risk for any volume and price risks associated with sales made by WGEServices. WGEServices’ principal supplier of full requirements electricity is Mirant Americas Energy Marketing

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
L.P. (MAEM), an indirect wholly owned subsidiary of Mirant Corporation (Mirant).
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
     The performance risk associated with the pre-bankruptcy petition MAEM contracts is mitigated through a Security and Escrow agreement entered into between WGEServices and MAEM prior to the bankruptcy filing. Under the Security and Escrow agreement, WGEServices has access to collateral that was intended to cover the difference between the current market price of electricity and the price at which WGEServices has contracted to buy electricity from MAEM. WGEServices has the contractual right to draw on the escrow funds in the account (which totaled $102,000 and $3.0 million as of June 30, 2005 and September 30, 2004, respectively) if the pre-bankruptcy petition contracts between WGEServices and MAEM are terminated. Accordingly, WGEServices is potentially exposed to any excess damages above this escrow account balance in the event of contract rejection.
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
     WGEServices has made efforts to reduce its reliance on a single supplier. In addition to MAEM, WGEServices has separate master purchase and sale agreements under which it purchases full requirements services from other wholesale electricity suppliers. These electric suppliers either have investment grade credit ratings or provide guarantees from companies with investment grade credit ratings. Electric suppliers other than MAEM accounted for less than ten percent of WGEServices’ full requirements electric purchases for the nine months ended June 30, 2005.
     Non-Full Requirements Supply. In order to improve its competitive position and to further diversify its electricity supply sources, commencing in the third quarter of fiscal year 2005, WGEServices began procuring electricity supply under contract structures other than full requirements contracts. WGEServices is assembling the various components of supply, including electric energy, capacity, ancillary services and transmission service from multiple suppliers to match its customer

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
requirements. In addition to improving its competitive position, this new strategy reduces the potential credit exposure that WGEServices otherwise faced when dealing almost exclusively with MAEM.
     In purchasing non-full requirements electric services, WGEServices is exposed to price risk to the extent it does not procure electricity at prices that allow for a sufficient gross margin on its retail electric sales commitments. WGEServices’ electric business also is exposed to fluctuations in weather. These non-full requirements purchases generally are made under fixed-volume contracts that are based on certain weather assumptions. If there are significant deviations in weather from these assumptions, WGEServices could be exposed to hourly price and volume risk that negatively impact gross margins. At June 30, 2005, approximately one-half of the WGEServices electric supply portfolio was provided under non-full requirements contracts.
     Value-At-Risk
     WGEServices also measures the market risk of its energy commodity portfolio and employs risk control mechanisms to measure and determine mitigating steps related to market risk, including the determination and review of value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. Based on a 95 percent confidence interval for a one-day holding period, WGEServices’ value-at-risk at June 30, 2005 was approximately $117,000 and $80,000 related to its natural gas portfolio and electric portfolio, respectively. WGEServices also calculates the value of its open position related to natural gas and electric, which measures the amount of additional transactions that would be required to close the volumetric differential between its purchase and sales commitments. As of June 30, 2005, WGEServices would have had to increase its forward purchase commitments by approximately $3.2 million to close its open position related to natural gas, and increase its sales commitments by approximately $1.8 million to close its open position related to its electric portfolio. WGEServices’ value-at-risk and value of open position calculations related to its electric portfolio result from WGEServices’ new procurement strategy for purchasing non-full requirements electric services as discussed above.
     Interest-Rate Risk
     The Company is exposed to interest-rate risk associated with its debt financing costs. The Company utilizes derivative financial instruments from time to time in order to minimize its exposure to interest-rate risk.
     In September 2004, Washington Gas entered into two forward-starting swaps with an aggregate notional principal amount of $60.5 million. These swaps were intended to mitigate a substantial portion of the risk of rising interest rates associated with anticipated future debt issuances and will terminate concurrent with the execution of these debt issuances. The forward-starting swaps were designated as cash flow hedges in accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and are carried at fair value. At June 30, 2005 and September 30, 2004, these swaps had a fair value loss totaling $5.3 million and $475,000, respectively. Concurrent with the decision to sell $20.0 million of 4.83 percent MTNs on August 4, 2005, Washington Gas agreed to terminate $20.0 million of the total $60.5 million aggregate notional principal amount of the forward-starting swaps discussed above. Washington Gas is expected to pay $364,000 on August 9, 2005 associated with the settlement of this hedge agreement. Similarly, concurrent with the decision to sell $40.5 million of 5.44 percent MTNs on August 8, 2005, Washington Gas agreed to terminate the remaining $40.5 million notional principal amount of the forward-starting swaps. Washington Gas is expected to pay $2.2 million on August 11, 2005 associated with the settlement of this hedge agreement. Refer to the “Liquidity and Capital Resources—Long-Term Cash Requirements and Related Financing” section of Management’s Discussion. Also refer to Note 7 of the Notes to Consolidated Financing Statements—Derivative Instruments for a further discussion of the accounting for these transactions.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     In July 2005, Washington Gas entered into two forward-starting swaps with an aggregate notional principal amount of $50.0 million. These swaps are intended to mitigate a substantial portion of the risk of rising interest rates associated with anticipated future debt issuances, and are scheduled to terminate concurrent with the execution of these debt issuances that are planned for May 2006.
     As discussed in this report, the Company and Washington Gas utilize commercial paper to satisfy short-term borrowing requirements. Short-term interest rates had been relatively low in relation to historical levels. Actions and communications by the Federal Reserve in the past year, however, have resulted in increases in short-term interest rates and have signaled a likely continuation of these increases. Increases in short-term interest rates may reduce the profitability of the Company and Washington Gas to the extent those higher interest rates are not timely reflected in utility rates or the prices charged by WGEServices.
     OTHER MATTERS
     WGL Holdings, Inc. is a registered holding company as defined by the Public Utilities Holding Company Act of 1935 (PUHCA). On August 8, 2005, the President of the United States of America signed the Energy Policy Act of 2005 (EPA 2005), which adopts many broad energy policy provisions including significant funding for consumers and business for energy related activities, energy related tax credits, accelerated depreciation for certain natural gas utility infrastructure investments and which contains the repeal of the PUHCA. The Company continues to evaluate the EPA 2005 but it expects to benefit from several provisions embedded in the legislation that will support the Company’s efforts to promote energy efficiency in a manner that supports customers and shareholders.

Washington Gas Light Company
Part I – Financial Information
Item 2 – Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
WASHINGTON GAS LIGHT COMPANY
     This section of Management’s Discussion focuses on the financial position and results of operations of Washington Gas for the reported periods. In many cases, explanations for the changes in financial position and results of operations for both WGL Holdings and Washington Gas are substantially the same.
     RESULTS OF OPERATIONS – Three Months Ended June 30, 2005 vs. June 30, 2004
     Summary Results
     Washington Gas reported a seasonal net loss applicable to common stock of $11.0 million for the three months ended June 30, 2005 as compared to a net loss of $4.2 million for the same period of the prior fiscal year.
     Utility Net Revenues
     Net revenues for Washington Gas were $88.1 million for the current quarter, as compared to net revenues of $88.7 million for the same quarter in fiscal year 2004. Net revenues for the third quarter of fiscal year 2005 were favorably affected by the addition of 23,336 active customer meters, an increase of 2.4 percent, from the end of the comparable quarter of the prior fiscal year. This growth was more than offset by the effect of a Virginia rate increase that was in effect in the prior year’s third quarter but that was not in effect in the third quarter of the current fiscal year. As further discussed below, weather had a negligible effect on operating results for both the current and prior fiscal year’s third quarter. Key gas delivery, weather and meter statistics are shown in the table below for the three months ended June 30, 2005 and 2004.

Gas Deliveries, Weather and Meter Statistics
	Three Months Ended			Percent
	June 30,			Increase
	2005	2004	Variance	(Decrease)

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	104,036	99,571	4,465	4.5
Gas Delivered for Others	63,562	65,377	(1,815)	(2.8)

Total Firm	167,598	164,948	2,650	1.6

Interruptible
Gas Sold and Delivered	1,771	1,388	383	27.6
Gas Delivered for Others	53,061	53,772	(711)	(1.3)

Total Interruptible	54,832	55,160	(328)	(0.6)

Electric Generation—Delivered for Others	16,370	9,823	6,547	66.7

Total Deliveries	238,800	229,931	8,869	3.9

Degree Days
Actual	365	301	64	21.3
Normal	306	303	3	1.0
Percent Colder Than Normal	19.3%	(0.7)%	n/a	n/a
Active Customer Meters (end of period)	1,010,272	986,936	23,336	2.4
New Customer Meters Added	5,637	6,871	(1,234)	(18.0)

Washington Gas Light Company
Part I – Financial Information
Item 2 – Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Gas Service to Firm Customers. The level of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. The regulated utility’s rates are based on normal weather, and none of the tariffs for the jurisdictions in which it operates currently has a weather normalization provision (refer to the “Regulatory Matters” section of Management’s Discussion). Nonetheless, declining block rates in the regulated utility’s Maryland and Virginia jurisdictions, and the existence of a fixed demand charge in all jurisdictions to collect a portion of revenues, reduce the effect that variations from normal weather have on net revenues.
     During the quarter ended June 30, 2005, firm therm deliveries increased 2.7 million therms, or 1.6 percent, to 167.6 million therms delivered during the third quarter of fiscal year 2005. However, weather was 21.3 percent colder in the current quarter than in the same quarter last fiscal year. As such, there was a low correlation between the 1.6 percent increase in firm therm deliveries and the 21.3 percent colder weather during the current quarter. Given that quarters ending on June 30 include shoulder months in which the Company is coming out of the primary portion of its winter heating season, weather patterns may become erratic and some space-heating customers may turn off their furnaces for the remainder of the heating season upon the first significant rise in temperatures. Thus, usage patterns may not highly correlate with the level of degree days in periods that include shoulder months.
     Many customers choose to buy the natural gas commodity from third-party marketers, rather than purchase the natural gas commodity and delivery service from Washington Gas on a “bundled” basis. Gas delivered to firm customers but purchased from third-party marketers represented 37.9 percent of total firm therms delivered during the quarter ended June 30, 2005, compared to 39.6 percent delivered during the quarter ended June 30, 2004. On a per unit basis, Washington Gas earns the same net revenues from delivering gas for others as it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from Washington Gas. Therefore, the regulated utility does not experience any loss in net revenues when customers choose to purchase the natural gas commodity from a third-party marketer.
     Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customers when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers during the third quarter of fiscal year 2005 were relatively unchanged when compared to the same quarter of the last fiscal year.
     The effect on net income of any changes in delivered volumes and prices to the interruptible class is limited by margin-sharing arrangements that are included in Washington Gas’ rate designs. Under these arrangements, except as noted below as it relates to Virginia operations, Washington Gas shares a majority of the margins earned on interruptible gas sales and deliveries with firm customers after a gross margin threshold is reached. A portion of the fixed costs for servicing interruptible customers is collected through the firm customers’ rate design. In the Virginia jurisdiction, rates for customers using interruptible delivery service are based on a traditional cost of service approach, and Washington Gas retains all revenues from interruptible delivery service. However, for a few customers who have been grandfathered into a previously approved bundled interruptible rate design, there is some sharing of those revenues with firm customers but the volumes are small and the amounts of revenues are not material to the financial statements or results of operations.
     Gas Service for Electric Generation. Washington Gas sells and/or delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the current quarter, deliveries to these customers increased 66.7 percent to 16.4 million therms, reflecting the increased use by these customers of natural gas primarily due to the higher price of alternative fuels. Washington Gas shares a significant majority of the margins earned

Washington Gas Light Company
Part I – Financial Information
Item 2 – Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
from gas deliveries to these customers with firm customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.
     Utility Operating Expenses
     Operation and Maintenance Expenses. Operation and maintenance expenses of $62.5 million for the three months ended June 30, 2005 were $4.8 million, or 8.4 percent, higher than the same period in the prior fiscal year. This increase primarily reflects: (i) higher labor expenses; (ii) increased employee benefits expenses principally related to post-retirement benefits and group insurance costs for active employees; (iii) greater expenses associated with performing the initial assessment of internal controls in accordance with Section 404 of the Sarbanes-Oxley Act and (iv) higher expenses for uncollectible accounts. Higher labor expenses during the current quarter were due in part to increased overtime incurred in connection with the response to issues that arose in a portion of the Company’s distribution system in Prince George’s County, Maryland such as special leak surveys, emergency response site visits and repairs. The increase in labor expenses for the current quarter were tempered by fewer employees, reduced employee severance costs, and the inclusion in the third quarter of fiscal year 2004 of an accrual of $2.4 million for unusual operational expenses that did not recur in the current quarter.
     Depreciation and Amortization. Depreciation and amortization expense was $22.5 million for the third quarter of fiscal year 2005, an increase of $1.7 million, or 8.2 percent, from the same quarter of the prior fiscal year. Of this increase, $1.3 million relates to a reduction in deprecation expense in the third quarter of fiscal year 2004 in connection with implementing a Maryland rate order.
     Income Tax Benefits. Income tax benefits were enhanced in the current quarter due to a higher pre-tax loss. However, much of this effect was offset by a higher estimated annual effective income tax rate.
     Interest Expense
     The explanations for changes in Washington Gas’ interest expense are substantially the same as the explanations included in Management’s Discussion for WGL Holdings. Those explanations are incorporated herein by reference into this discussion.
     RESULTS OF OPERATIONS – Nine Months Ended June 30, 2005 vs. June 30, 2004
     Summary Results
     For the first nine months of fiscal year 2005, Washington Gas reported net income applicable to common stock of $103.6 million, as compared to net income of $106.8 million for the same period of the prior fiscal year.
     Utility Net Revenues
     Net revenues for Washington Gas were $478.3 million for the current nine-month period, as compared to net revenues of $482.6 million for the corresponding period in the prior fiscal year. Revenues for the current nine-month period primarily reflect lower natural gas deliveries to firm customers despite the fact that weather was relatively unchanged for the nine months ended June 30, 2005 when compared to the same period in fiscal year 2004, as further discussed below. Favorably contributing to net revenues for the current nine-month period was a 2.4 percent increase in active

Washington Gas Light Company
Part I – Financial Information
Item 2 – Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
customer meters, coupled with the favorable effect of changes in rates charged to customers that were implemented in Maryland on November 6, 2003 and the District of Columbia on November 24, 2003. This benefit was mostly offset by the impact of an anticipated Virginia rate increase that went into effect on February 26, 2004, subject to refund, and was included in net revenues for the nine months ended June 30, 2004, but that was not in effect during the nine months ended June 30, 2005 as a result of a Virginia rate order issued after June 30, 2004 (refer to the “Regulatory Matters—Virginia Jurisdiction” section of Management’s Discussion for Washington Gas). Key gas delivery, weather and meter statistics are shown in the table below for the nine months ended June 30, 2005 and 2004.

Gas Deliveries, Weather and Meter Statistics
	Nine Months Ended			Percent
	June 30,			Increase
	2005	2004	Variance	(Decrease)

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	793,108	798,357	(5,249)	(0.7)
Gas Delivered for Others	395,947	418,188	(22,241)	(5.3)

Total Firm	1,189,055	1,216,545	(27,490)	(2.3)

Interruptible
Gas Sold and Delivered	6,340	6,362	(22)	(0.3)
Gas Delivered for Others	230,501	221,056	9,445	4.3

Total Interruptible	236,841	227,418	9,423	4.1

Electric Generation—Delivered for Others	34,879	31,540	3,339	10.6

Total Deliveries	1,460,775	1,475,503	(14,728)	(1.0)

Degree Days
Actual	4,018	4,017	1	—
Normal	3,782	3,775	7	0.2
Percent Colder Than Normal	6.2%	6.4%	n/a	n/a
Active Customer Meters (end of period)	1,010,272	986,936	23,336	2.4
New Customer Meters Added	19,936	22,752	(2,816)	(12.4)

     Gas Service to Firm Customers. During the nine months ended June 30, 2005, total gas deliveries to firm customers were 1.189 billion therms, a decrease of 27.5 million therms, or 2.3 percent, in deliveries from the same period last year. Although heating degree days were relatively unchanged, natural gas deliveries declined by 2.3 percent. Weather for the nine months ended June 30, 2005 was 6.2 percent colder than normal, as compared to 6.4 percent colder than normal for the same period last year. The decrease in natural gas deliveries to firm customers is due, in part, to warmer weather experienced primarily during the second quarter of fiscal year 2005, the most significant period of the Company’s winter-heating season. However, during the current nine-month period (particularly in the shoulder months of October and November within the first quarter, and the shoulder months of April and May within the third quarter), Washington Gas experienced lower natural gas deliveries because the increase in heating degree days did not correlate highly with the change in the volume of gas delivered.
     Gas Service to Interruptible Customers. Therm deliveries to interruptible customers increased 4.1 percent during the first nine months of fiscal year 2005 when compared to the same period last fiscal year, primarily reflecting a reduction in the curtailment of interruptible service due to warmer weather in the second quarter of the current fiscal year.
     Gas Service for Electric Generation. During the current nine-month period, deliveries to the two

Washington Gas Light Company
Part I – Financial Information
Item 2 – Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
electric generation facilities in Maryland increased 10.6 percent to 34.9 million therms, reflecting the increased use by these customers of natural gas primarily due to the higher price of alternative fuels.
     Utility Operating Expenses
     Operation and Maintenance Expenses . Operation and maintenance expenses of $178.7 million for the first nine months of fiscal year 2005 were $3.9 million, or 2.2 percent, higher than the same period last year. The increased expenses primarily reflect: (i) higher employee benefits expenses principally related to post-retirement benefits and group insurance costs for active employees; (ii) increased overtime associated with work being performed in Prince George’s County, Maryland; (iii) higher expenses associated with performing the initial assessment of internal controls in accordance with Section 404 of the Sarbanes-Oxley Act and (iv) higher expenses for uncollectible accounts. These increased expenses were partially offset by fewer employees, reduced employee severance costs, and an accrual of $2.4 million recorded in the 2004 nine-month period for unusual operational expenses that were not incurred in the current nine-month period.
     Depreciation and Amortization. Depreciation and amortization expense was $65.7 million for the current nine-month period, a decrease of $2.9 million, or 4.2 percent, from the same period of the prior fiscal year. The lower expense is attributable to a reversal in the current nine-month period of $1.0 million of depreciation expense that was previously estimated and recorded in fiscal year 2004 related to the performance of an earnings test required by the SCC of VA’s December 18, 2003 Final Order. The year-over-year reduction in expense is also due to the inclusion in the first nine months of fiscal year 2004 of depreciation expense of $3.5 million (pre-tax) applicable to a prior period pursuant to the SCC of VA’s December 18, 2003 Virginia Final Order. This was partially offset by an increase in depreciation and amortization expense in the current nine-month period primarily related to increased investment in property, plant and equipment.
     Income Taxes. The regulated utility also benefited during the current year-to-date period from reduced income tax expense due to a lower pre-tax income, as well as a lower estimated annual effective income tax rate (primarily attributable to a greater amount of non-taxable benefits associated with a Medicare prescription drug subsidy).
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
     REGULATORY MATTERS
     Washington Gas’ operating results for the nine months ended June 30, 2005, when compared to the same period of the prior fiscal year, benefited from the effect of favorable regulatory decisions that were implemented in Maryland on November 6, 2003 and the District of Columbia on November 24, 2003. This benefit was mostly offset by the impact of an anticipated Virginia rate increase that was

Washington Gas Light Company
Part I – Financial Information
Item 2 – Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
included in operating results for the first nine months of fiscal year 2004, but that was not in effect during the current nine-month period. Certain regulatory matters in the Maryland and Virginia jurisdictions are discussed below. For a further discussion of regulatory matters in all jurisdictions, refer to the Company’s fiscal year 2004 Annual Report on Form 10-K.
     Maryland Jurisdiction
     In the “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” section of Management’s Discussion for WGL Holdings, there is a substantial discussion of issues related to Prince George’s County, Maryland. The following description of an Accounting Order issued by the PSC of MD must be considered in conjunction with the entire context of these matters as described in the above-referenced section of Management’s Discussion.
     On April 28, 2005, Washington Gas filed a request for an Accounting Order with the PSC of MD in connection with the rehabilitation project to be performed in Prince George’s County, Maryland to address natural gas leaks (refer to the “Liquidity and Capital Resources—Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” section of Management’s Discussion for WGL Holdings). Pursuant to this filing, Washington Gas specifically requested that the PSC of MD issue an Accounting Order to ratify Washington Gas’ interpretation of the applicable regulatory guidelines regarding the accounting treatment of the estimated $13 million of costs of encapsulating couplings on mains in the affected areas of Prince George’s County which, according to Washington Gas’ interpretation, should be recorded as capital expenditures. After considering this matter at the June 1, 2005 Administrative Meeting of the PSC of MD, the PSC of MD granted Washington Gas’ request for an Accounting Order with the understanding that the accounting treatment will not be determinative of ratemaking treatment, and the PSC of MD retains jurisdiction to adopt any ratemaking treatment it deems appropriate.
     On July 6, 2005, a Hearing Examiner of the PSC of MD issued a Proposed Order to accept an Unopposed Stipulation and Agreement (Stipulation), filed by Washington Gas and three other participants with the PSC of MD on May 18, 2005. On August 8, 2005, the Unopposed Stipulation and Agreement included in the Proposed Order became final. The Stipulation resolves outstanding issues from a Final Order issued by the PSC of MD on October 31, 2003, regarding the manner in which interruptible transportation service is charged to Maryland customers. The Stipulation also requests approval by the PSC of MD of a revenue normalization adjustment (RNA) mechanism, a billing adjustment mechanism that is designed to stabilize the level of distribution charge revenues received from customers. It generally moderates factors that influence the volatility of customers’ bills each month, the largest being the effect of weather on customer usage. The Stipulation also allows for the impact of the RNA on Washington Gas’ risk and rate of return to be evaluated in the next rate case. The RNA becomes effective on October 1, 2005.
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

Washington Gas Light Company
Part I – Financial Information
Item 2 – Management’s Discussion and Analysis of
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
     In approving the treatment described in the preceding paragraph, the SCC of VA further ordered that an annual “earnings test” be performed to determine if Washington Gas has earned in excess of its allowed rate of return on common equity for its Virginia operations. The current procedure for performing this earnings test does not normalize the actual return on equity for the effect of weather over the applicable twelve-month period. To the extent that Washington Gas earns in excess of its allowed return on equity in any annual earnings test period, Washington Gas is required to increase depreciation expense (after considering the impact of income tax benefits) and increase the accumulated reserve for depreciation for the amount of the actual earnings in excess of the earnings produced by the 10.50 percent allowed return on equity. Under the SCC of VA’s requirements for performing earnings tests, if weather is warmer than normal in a particular annual earnings test period, Washington Gas is not allowed to restore any amount of earnings previously eliminated as a result of this earnings test. These annual earnings tests will continue to be performed until the $28 million difference between the accumulated reserve for depreciation recorded on Washington Gas’ books and the theoretical reserve derived by the VA Staff, net of accumulated deferred income taxes, is eliminated or the level of the regulatory asset established for regulatory accounting purposes is adjusted as a result of a future depreciation study. On March 17, 2005, the VA Staff filed a report with the SCC of VA in connection with Washington Gas’ earnings test for the twelve-month period ended December 31, 2003. The VA Staff’s report concluded that Washington Gas did not earn in excess of its allowed return on equity during this period, and recommended that Washington Gas not be required to record any additional depreciation expense related to its earnings for the twelve-month period ended December 31, 2003. On April 26, 2005, the SCC of VA issued an Order that concurred with the VA Staff’s recommendation. As a result, Washington Gas reversed $1.0 million of depreciation expense, on a pre-tax basis, in the nine months ended June 30, 2005 that had been previously recorded in fiscal year 2004 related to this earnings test.
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
     On September 27, 2004, the SCC of VA issued a Final Order approving a Stipulation that resolved all issues related to Washington Gas’ January 27, 2004 expedited rate case application filed with the SCC of VA. The Stipulation ordered no change in Washington Gas’ annual base revenues, and for Washington Gas to maintain its allowed rate of return on common equity of 10.50 percent and overall rate of return of 8.44 percent that had been approved by the December 18, 2003 Final Order as previously discussed. Accordingly, refunds to customers, with interest, were made during the December 2004 billing cycle for the amount of the proposed annual revenue increase that had been collected since February 26, 2004. Based on the terms of the Stipulation, the Company implemented billing rates commencing October 4, 2004 that reflected the level of annual revenues determined in

Washington Gas Light Company
Part I – Financial Information
Item 2 – Management’s Discussion and Analysis of
Financial Condition and Results of Operations (concluded)
the December 18, 2003 Final Order, and implemented the agreed upon changes in rate design that were contained in the Stipulation.
     The Stipulation also provided for a one-time credit to all Virginia customers of $3.2 million for certain liabilities that were previously recorded by Washington Gas. This one-time credit was made to customers during the January 2005 billing cycle. Providing this credit to customers did not have an effect on the earnings of the Company or Washington Gas in the three or nine months ended June 30, 2005. The Stipulation also required Washington Gas to file with the SCC of VA annual earnings test calculations based on a twelve-month period ended December 31; such calculations are being estimated by the Company quarterly, and when appropriate, accounting adjustments are being recorded.
     On January 31, 2005, Washington Gas filed a proposed Weather Normalization Adjustment clause (WNA) with the SCC of VA to be implemented as an experimental pilot program. If approved by the SCC of VA, the WNA is intended to reduce the effect of weather volatility both on customers’ bills and on the Company’s earnings. The proposed implementation date of the WNA by Washington Gas is January 1, 2006, with the first adjustments to customer bills proposed to occur in the first quarter of fiscal year 2007. On April 14, 2005, the Board of Supervisors of Fairfax County, Virginia filed testimony in response to the proposed WNA, recommending that Washington Gas’ proposal as an experimental pilot program be denied, and that Washington Gas re-file its request for a WNA as part of a normal rate review proceeding that would also reflect an appropriate reduction in Washington Gas’ allowed return on common equity in consideration for its reduced business risk that is expected to result from implementing the WNA. On April 29, 2005, the Apartment and Office Building Association of Metropolitan Washington (AOBA) and the Division of Consumer Counsel of the Office of the Attorney General of Virginia (Consumer Counsel) filed testimony opposing the proposed WNA. AOBA recommended, among other things, that Washington Gas not be permitted to implement the WNA as an experimental program, and that adjustments be made to reduce Washington Gas’ allowed return on common equity and base rates to reflect its reduced business risk. In its testimony, Consumer Counsel claimed, among other things, that the proposed WNA would provide significant benefits to Washington Gas with very limited benefits to customers. The Staff of the SCC of VA filed testimony opposing the WNA on May 16, 2005, and Washington Gas filed rebuttal testimony on June 2, 2005. Public hearings occurred on June 9-10, 2005 and post-hearing briefs are due on August 10, 2005.

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
ITEM 4. CONTROLS AND PROCEDURES
     Senior management, including the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ and Washington Gas’ disclosure controls and procedures as of June 30, 2005. Based on this evaluation process, the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that WGL Holdings’ and Washington Gas’ disclosure controls and procedures are effective. There have been no changes in the Registrants’ internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the registrants’ internal control over financial reporting.

WGL Holdings, Inc.
Washington Gas Light Company
Part II – Other Information
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS
Exhibits:

23	Consent of ENVIRON International Corporation.

31.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Frederic M. Kline, the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Frederic M. Kline, the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Frederic M. Kline, the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.

99.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.

99.3	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company.

99.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company.

99.5	Report of ENVIRON International Corporation dated July 1, 2005.

WGL Holdings, Inc.
Washington Gas Light Company
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

WGL HOLDINGS, INC.

and

WASHINGTON GAS LIGHT COMPANY
(Co-Registrants)

Date: August 9, 2005	/s/ Mark P. O’Flynn
Mark P. O’Flynn
Controller
(Principal Accounting Officer)