Form 10-K
period 2005-09-30
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2005-12-14
CIK 104819, 1103601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2005

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

Securities registered pursuant to Section 12(b) of the Act (as of September 30, 2005):

Title of each class	Name of each exchange on which registered

WGL Holdings, Inc. common stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act (as of September 30, 2005):

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
Indicate by check mark whether each registrant is an accelerated filer (as defined in Rule 12-b of the Act):

WGL Holdings, Inc.	Yes X No
Washington Gas Light Company	Yes No X
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes       No  X
The aggregate market value of the voting common equity held by non-affiliates of the registrant, WGL Holdings, Inc., amounted to $1,501,588,514 as of March 31, 2005.
WGL Holdings, Inc. common stock, no par value outstanding as of October 31, 2005: 48,753,828 shares.
All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of October 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of WGL Holdings, Inc.’s definitive Proxy Statement and Washington Gas Light Company’s definitive Information Statement in connection with the 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and 14C not later than 120 days after September 30, 2005, are incorporated in Part III of this report.

WGL Holdings, Inc.
Washington Gas Light Company
For the Fiscal Year Ended September 30, 2005

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
      The Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) included under Item 7 herein, is divided into the following two major sections:

•	WGL Holdings—This section describes the financial condition and results of operations of WGL Holdings and its subsidiaries on a consolidated basis. It includes discussions of WGL Holdings’ regulated utility and non-utility operations. The majority of WGL Holdings’ operations are derived from the results of its regulated utility, Washington Gas and, to a much lesser extent, the results of its non-utility operations. For more information on the Company’s regulated utility operations, please refer to the Management’s Discussion for Washington Gas.

•	Washington Gas—This section describes the financial condition and results of operations of Washington Gas, a wholly owned subsidiary that comprises the majority of WGL Holdings’ regulated utility segment. The financial condition and results of operations of Washington Gas’ utility operations and WGL Holdings’ regulated utility segment are essentially the same. Therefore, the focus of this section includes a detailed description of the results of operations of the regulated utility.
      Included herein under Item 8 are Consolidated Financial Statements of WGL Holdings and the Financial Statements of Washington Gas. Also included herein are the Notes to Consolidated Financial Statements that are presented on a combined basis for both WGL Holdings and Washington Gas.
      The Management’s Discussion for both WGL Holdings and Washington Gas should be read in conjunction with the respective company’s financial statements and the combined Notes to Consolidated Financial Statements thereto.
      Unless otherwise noted, earnings per share amounts are presented herein on a diluted basis, and are based on weighted average common and common equivalent shares outstanding.
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
       Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans,” and similar expressions, or future or conditional verbs such as “will,” “may,” “should,” “would,” and “could.” Although the registrants, WGL Holdings and Washington Gas, believe such forward-looking statements are based on reasonable assumptions, they cannot give assurance that every objective will be achieved. Forward-looking statements speak only as of today, and the registrants assume no duty to update them. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	the level and rate at which costs and expenses are incurred in connection with constructing, operating and maintaining the Company’s natural gas distribution system;

WGL Holdings, Inc.
Washington Gas Light Company

•	the ability to implement successful approaches to modify the current or future composition of gas used to supply customers as a result of the introduction of Cove Point gas into the Company’s natural gas distribution system;

•	variations in weather conditions from normal levels;

•	the availability of natural gas supply and interstate pipeline transportation and storage capacity;

•	the ability of natural gas producers, pipeline gatherers, and natural gas processors to deliver natural gas into interstate pipelines for delivery by those interstate pipelines to the entrance points of the regulated utility’s natural gas distribution system as a result of factors beyond the control of the Company or its subsidiaries;

•	changes in economic, competitive, political and regulatory conditions and developments;

•	changes in capital and energy commodity market conditions;

•	changes in credit ratings of debt securities of WGL Holdings or Washington Gas that may affect access to capital or the cost of debt;

•	changes in credit market conditions and creditworthiness of customers and suppliers;

•	changes in laws and regulations, including tax, environmental and employment laws and regulations;

•	legislative, regulatory and judicial mandates and decisions affecting business operations or the timing of recovery of costs and expenses;

•	the timing and success of business and product development efforts and technological improvements;

•	the pace of deregulation efforts and the availability of other competitive alternatives;

•	changes in accounting principles;

•	terrorist activities; and

•	other uncertainties.
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

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business
ITEM 1. BUSINESS

INTRODUCTION
       WGL Holdings is a holding company that was established on November 1, 2000 under the Public Utility Holding Company Act of 1935 (PUHCA). WGL Holdings owns all of the shares of common stock of Washington Gas, a regulated natural gas utility, and all of the shares of common stock of Crab Run Gas Company (Crab Run), Hampshire Gas Company (Hampshire) and Washington Gas Resources Corporation (Washington Gas Resources). Washington Gas Resources owns all of the shares of common stock of various unregulated, energy-related businesses.
      WGL Holdings, through its subsidiaries, sells and delivers natural gas, and provides a variety of energy-related products and services to customers primarily in Washington, D.C., and the surrounding metropolitan areas in Maryland and Virginia. The Company’s core subsidiary, Washington Gas, is engaged in the delivery and sale of natural gas that is predominantly regulated by state regulatory commissions. Through wholly owned subsidiaries of Washington Gas Resources, the Company also offers energy-related products and services that are closely related to its core business.
      On August 8, 2005, the President of the United States of America signed the Energy Policy Act of 2005 (EPA 2005), which authorizes many broad energy policy provisions including significant funding for consumers and business for energy-related activities, energy-related tax credits, accelerated depreciation for certain natural gas utility infrastructure investments and which contains the repeal of the PUHCA. The effective date of the repeal is February 8, 2006. The Company continues to evaluate the EPA 2005, but it expects to benefit from provisions embedded in the legislation that will support the Company’s efforts to promote energy efficiency in a manner that benefits customers and shareholders.
      In general, the repeal of PUHCA 1935 was intended to eliminate structural barriers to investment (both local and foreign) in the utility industry, including geographic and line-of-business restrictions, and to eliminate regulatory burdens. The Federal Energy Regulatory Commission (FERC) will retain all oversight and authority pursuant to the Federal Power Act and the Natural Gas Act; the scope of state commissions’ jurisdiction over regulated utilities remains with some expanded review over access to books and records.
      EPA 2005 gives the FERC access to books and records of holding companies and other affiliate or associate companies in a holding company system as the FERC determines is necessary for the protection of utility customers. However, the FERC may also exempt a class of entities or class of transactions if the FERC finds that they are not “relevant to the jurisdictional rate of a public utility or natural gas company.” Washington Gas and the American Gas Association requested that the FERC clarify that the proposed rules do not apply to local distribution companies, such as Washington Gas, that previously have been exempt from regulation by the FERC. EPA 2005 grants authority to state regulatory commissions to obtain access to the books and records of the holding companies, and any associate company or affiliate of the public utility company the state regulates, if access to the books and records is necessary for “effective discharge” of the FERC’s responsibilities.
SUBSIDIARIES
       WGL Holdings is the parent of four direct, wholly owned subsidiaries. The following paragraphs describe each subsidiary in the WGL Holdings’ corporate structure at September 30, 2005.
      Washington Gas—is a regulated public utility that delivers and sells natural gas to customers in Washington, D.C. and adjoining areas in Maryland, Virginia and several cities and towns in the northern Shenandoah Valley of Virginia. Washington Gas has been engaged in the gas distribution business for 157 years, having been originally incorporated by an Act of Congress in 1848. Washington Gas has been a domestic corporation of the Commonwealth of Virginia since 1953, and a corporation of the District of Columbia since 1957. Washington Gas serves over one million customers in an area having a population estimated at five million.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)
      As of September 30, 2005, the Company had 1.012 million active customer meters. Active customer meters reflect all natural gas meters connected to the Washington Gas distribution system, excluding those meters that are not currently receiving service due to disconnection. The following table lists the number of active customer meters served and therms delivered by jurisdiction as of and for the year ended September 30, 2005. A therm of gas contains 100,000 British Thermal Units of heat, the heat content of approximately 100 cubic feet of natural gas. Ten million therms equal approximately one billion cubic feet (bcf) of natural gas.

Active Customer Meters and Therms Delivered by Jurisdiction

		Millions of Therms
	Active Customer	Delivered
	Meters as of	Fiscal Year Ended
Jurisdiction	September 30, 2005	September 30, 2005

District of Columbia	149,508	314.6
Maryland	414,860	739.2
Virginia	447,737	589.7

Total	1,012,105	1,643.5

      Of the 1.644 billion therms delivered in fiscal year 2005, 855.6 million therms, or 52.1 percent, were sold and delivered by Washington Gas and 787.9 million therms, or 47.9 percent, were delivered by Washington Gas to various customers that acquired their natural gas from competitive natural gas suppliers described as third-party marketers. Of the total therms delivered by Washington Gas, 78.0 percent was delivered to firm residential and commercial customers, 17.5 percent was delivered to interruptible customers, and the remaining 4.5 percent was delivered to customers that use natural gas to generate electricity either under an interruptible or special firm contract. To be eligible to receive interruptible service, a customer must be capable of using an alternate fuel as a substitute for natural gas in the event that Washington Gas determines that their service must be interrupted to accommodate firm customers’ needs during periods of peak demand.
      Crab Run—is an exploration and production company whose assets are managed by an Oklahoma-based limited partnership in which Crab Run is a limited partner. At September 30, 2005, Crab Run’s investment in this partnership was not material. WGL Holdings’ investment in this subsidiary also is not material, and the Company expects that future investments in Crab Run will be minimal.
      Hampshire—is a regulated utility that operates an underground natural gas storage facility in Hampshire County, West Virginia. Washington Gas purchases all of the storage services of Hampshire. Washington Gas includes the cost of these services in the bills sent to its customers. Hampshire is regulated under a cost of service tariff by the FERC.
      Washington Gas Resources—owns the Company’s unregulated subsidiaries. The subsidiaries of Washington Gas Resources, as described below, include Washington Gas Energy Services, Inc. (WGEServices), American Combustion Industries, Inc. (ACI), Washington Gas Energy Systems, Inc. (WGESystems), WG Maritime Plaza I, Inc. (WG Maritime) and Washington Gas Credit Corporation (Credit Corp.).

WGEServices—is engaged in the sale of natural gas and electricity to retail customers in competition with other unaffiliated, unregulated marketers. At September 30, 2005, WGEServices served approximately 144,800 residential, commercial and industrial natural gas customers, and 36,200 electricity customers, both inside and outside Washington Gas’ traditional service territory. WGEServices purchases natural gas and electricity for resale and does not own or operate any natural gas or electric generation, production, transmission or distribution assets. Natural gas and electricity sold by WGEServices are delivered through the assets owned by the regulated utilities that ultimately connect to the customers of WGEServices. Washington Gas delivers most of the natural gas sold by WGEServices. Unaffiliated electric utilities deliver all of the electricity sold by WGEServices.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

ACI—is a full-service mechanical contractor that offers turnkey products and services associated with the design, renovation, sale, installation and service of mechanical heating, ventilating and air conditioning (HVAC) systems. ACI serves industrial, commercial and institutional sectors in Washington, D.C.; Baltimore, Maryland; Seaford, Delaware; Philadelphia, Pennsylvania; Newark, New Jersey; Richmond, Virginia and Northern Virginia areas.

WGESystems—is a provider of commercial energy services, including the design, construction and renovation of mechanical HVAC systems, electrical distribution systems, control and security systems, energy conservation measures, and alternative energy technologies to institutional and commercial customers in the District of Columbia and parts of Virginia and Maryland. WGESystems’ business is complementary to that of ACI.

WG Maritime—held a carried interest in two buildings developed on land owned by Washington Gas. In fiscal year 2004, these two buildings were sold. Refer to the section entitled Properties under Item 2 of this Form 10-K for further information related to a development project on this land.

Credit Corp.—offered financing to customers to purchase gas appliances and other energy-related equipment. This business no longer offers new loans, but continues to service its existing loan portfolio. Substantially all of this loan portfolio has been amortized.
INDUSTRY SEGMENTS
       WGL Holdings, through its subsidiaries, sells and delivers natural gas and provides a variety of energy-related products and services to customers primarily in Washington, D.C. and the surrounding metropolitan areas in Maryland and Virginia. The Company’s core subsidiary, Washington Gas, is involved in the distribution and sale of natural gas that is primarily regulated by state regulatory commissions. In response to changes in federal and state regulation, the Company offers competitively priced natural gas and electricity to customers through WGEServices, its unregulated retail energy-marketing subsidiary. The Company also offers energy-related products and services that are closely related to its core business. The majority of these energy-related activities are performed by wholly owned subsidiaries of Washington Gas Resources.
      WGL Holdings has three operating segments: 1) regulated utility; 2) retail energy-marketing; and 3) commercial HVAC products and services. These three segments are described below. Transactions not specifically identifiable in one of these three segments are accumulated and reported in the category “Other Activities.”
     Regulated Utility
       With approximately 94 percent of the Company’s consolidated total assets, the regulated utility segment (consisting of Washington Gas and Hampshire) delivers natural gas to retail customers in accordance with tariffs approved by the District of Columbia, Maryland and Virginia regulatory commissions that have jurisdiction over Washington Gas’ rates. These rates are intended to provide the regulated utility with an opportunity to earn a just and reasonable rate of return on the investment devoted to the delivery of natural gas to customers. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third-party marketers. The regulated utility does not earn a profit or incur a loss when it sells the natural gas commodity because utility customers are charged for the natural gas commodity at the same cost that the regulated utility incurs. At September 30, 2005, the regulated utility was selling and delivering the natural gas commodity to 84.9 percent of its customers. The remaining 15.1 percent of Washington Gas’ customers utilized the delivery services of Washington Gas for delivery of the natural gas commodity purchased from third-party marketers, one of which is WGEServices. During fiscal years ended September 30, 2005, 2004 and 2003, the regulated utility segment reported total operating revenues of $1.4 billion, $1.3 billion and $1.3 billion, respectively, representing 64.2 percent, 61.9 percent and 63.6 percent, respectively, of consolidated total operating revenues. Factors critical to the success of the regulated utility include: (i) operating a safe and reliable natural gas distribution system;

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)
(ii) having sufficient natural gas supplies to serve the demand of its customers; (iii) being competitive with other sources of energy such as electricity, fuel oil and propane; and (iv) recovering the costs and expenses of this business in the rates it charges to customers. These costs and expenses include a just and reasonable rate of return on invested capital as authorized by the regulatory commissions having jurisdiction over the regulated utility’s rates. Hampshire, regulated by the FERC, is also part of the Company’s regulated utility segment. Hampshire operates an underground natural gas storage facility that provides services exclusively to Washington Gas. Hampshire operates under a “pass-through” cost of service-based tariff approved by the FERC, and adjusts its billing rates to Washington Gas on a periodic basis to account for changes in its investment in utility plant and associated expenses.
     Retail Energy-Marketing
       WGEServices, a wholly owned subsidiary of Washington Gas Resources, competes with other third-party marketers by selling natural gas and electricity directly to residential, commercial and industrial customers, both inside and outside of the regulated utility’s traditional service territory. WGEServices does not own or operate any natural gas or electric generation, production, transmission or distribution assets. Rather, it sells natural gas and electricity with the objective of earning a profit, and these commodities are delivered to retail customers through the assets owned by regulated utilities such as Washington Gas or other unaffiliated natural gas or electric utilities. Factors critical to the success of the retail energy-marketing business are: (i) managing the market risk of the difference between the sales price committed to customers under sales contracts and the cost of natural gas and electricity needed to satisfy these sales commitments; (ii) managing credit risks associated with customers of and suppliers to this segment; (iii) having sufficient deliverability of natural gas and electric supplies to serve the demand of its customers which can be affected by the ability of natural gas producers, pipeline gatherers, natural gas processors, interstate pipelines and suppliers of electricity to deliver the respective commodities; and (iv) controlling the level of selling, general and administrative expenses, including customer acquisition expenses.
     Commercial HVAC
       Two wholly owned subsidiaries of Washington Gas Resources, ACI and WGESystems, provide turnkey, design-build and renovation projects, and maintenance services to the commercial and government markets. There are many competitors in this business segment. The commercial HVAC operations focus on retrofitting the mechanical, electrical and energy-related systems of a large number of aging commercial and government structures, primarily in the District of Columbia and portions of Maryland and Virginia. Factors critical to the success of the commercial HVAC business include: (i) generating adequate revenue from the government and private sectors in the new construction and retrofit markets; (ii) building a stable base of service relationships; (iii) estimating and managing fixed-price contracts; and (iv) controlling selling, general and administrative expenses.
      For a further discussion of segment financial results, see Note 16 of the Notes to Consolidated Financial Statements.
RATES AND REGULATORY MATTERS
       Washington Gas is regulated by the Public Service Commission of the District of Columbia (PSC of DC), the Public Service Commission of Maryland (PSC of MD) and the State Corporation Commission of Virginia (SCC of VA). Hampshire is regulated by the FERC. The following section, “General Regulatory Matters,” is a discussion of general regulatory issues, and the section entitled “Jurisdictional Rates and Regulatory Matters” is a discussion of information regarding each commission and recent regulatory proceedings.
     General Regulatory Matters
       Regulated Service to Firm Customers. In the District of Columbia jurisdiction, the rate schedules for firm delivery service are based upon: (i) a flat volumetric charge for the delivery of each therm of natural

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)
gas consumed and (ii) a fixed customer charge designed to recover certain fixed costs associated with maintaining facilities located on the customer’s property, as well as certain other costs that do not vary with the amount of natural gas consumed by customers. Non-residential firm customers in the District of Columbia also pay a peak-usage charge designed to recover the cost to serve customers during peak periods. In the Maryland and Virginia jurisdictions, the rate schedules for firm delivery service comprise a fixed charge per customer and a variable volumetric rate structured as a declining rate based on increasing blocks of volumes. Declining block rates have the effect of minimizing fluctuations in net revenue that otherwise would result from deviations from normal weather.
      The tariff provisions for firm sales service customers in each Washington Gas jurisdiction contain gas cost recovery mechanisms that provide for the recovery of the invoice cost of natural gas, including the cost to transport the gas commodity to Washington Gas’ city gate, applicable to firm customers. Under these mechanisms, firm customer rates are adjusted periodically to reflect increases and decreases in the actual cost of gas. Moreover, provisions in each jurisdiction provide for an annual reconciliation of gas costs collected from firm customers to the applicable invoice cost of gas paid to natural gas suppliers, as well as the invoice cost of transportation paid to pipeline companies, on behalf of these customers. Differences between the amount collected from customers and what is paid to suppliers for natural gas are collected from or refunded to customers over subsequent periods. Washington Gas receives from or pays to its customers in the District of Columbia and Virginia, at short-term interest rates, carrying costs associated with under- or over-collected gas costs recovered from its customers.
      Regulated Service to Interruptible Customers. Interruptible service is a delivery service to certain qualified customers where the delivery can be “interrupted” under certain conditions. To qualify for interruptible service, customers must be capable of either substituting an alternate fuel for natural gas or operating without utilizing natural gas should Washington Gas determine that it must interrupt service temporarily to meet firm customers’ needs during periods of peak demand. The effect on net income of changes in delivered volumes and prices to the interruptible class is limited by margin-sharing arrangements that are included in Washington Gas’ rate designs in the District of Columbia, in Maryland through September 30, 2005 and, to a much smaller extent, in Virginia. In the District of Columbia, Washington Gas shares a majority of the margins earned on interruptible gas sales and deliveries with firm customers after a gross margin threshold is reached. A portion of the fixed costs for servicing interruptible customers is collected through the firm customers’ rate design. In the Virginia jurisdiction, rates for customers using interruptible delivery service are based on a traditional cost of service approach, and Washington Gas retains all revenues from interruptible delivery service. However, for a few customers who have been grandfathered into a bundled sales and delivery service with a previously approved bundled interruptible rate design, there is some sharing of those revenues with firm customers, but the volumes are small and the amounts of revenues are not material to the financial statements or results of operations. Prior to October 1, 2005, interruptible customers in the Maryland jurisdiction had similar margin-sharing arrangements as described above for interruptible customers in the District of Columbia. Effective October 1, 2005, pursuant to implementing a revenue normalization adjustment mechanism approved by the PSC of MD, rates for interruptible customers in Maryland are based on a traditional cost of service approach, and Washington Gas retains a defined amount above a pre-approved margin threshold level (refer to the section entitled “Jurisdictional Rates and Regulatory Matters— Maryland Jurisdiction”).
      Natural Gas Unbundling. For the majority of its business, the price that Washington Gas charges its customers is based on the combination of the cost it incurs for the natural gas commodity, including charges for interstate pipeline services, and a charge for delivering natural gas to its customers. Although most of Washington Gas’ revenue is generated from the sale and delivery of natural gas on this combined or “bundled” basis, federal and state regulation allows for the separation or “unbundling” of the sale of the natural gas commodity from the delivery of gas on the regulated utility’s distribution system (delivery service). Gross margins generated by the regulated utility from deliveries of customer-owned gas are equivalent to those earned on bundled gas service because the regulated utility is only allowed to charge its customers the cost it pays for the natural gas commodity and related charges for interstate pipeline

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)
services. Therefore, Washington Gas does not experience any loss of margins when customers choose to purchase the natural gas commodity from unregulated third-party marketers.
      Throughout the Washington Gas service area, all customers may choose to purchase natural gas from a variety of unregulated third-party marketers, including WGEServices, an affiliated natural gas and electricity retail marketer. When customers select an unregulated third-party marketer as their gas supplier, Washington Gas continues to charge these customers to deliver natural gas through its distribution system. The status of the unbundling programs in the regulated utility’s major jurisdictions as of September 30, 2005 is discussed further in the section entitled “Competition” included herein.
      WGEServices sells natural gas, as an unregulated third-party marketer, to both firm and interruptible customers in each Washington Gas jurisdiction. Washington Gas provides delivery service for those customers of WGEServices that reside in its jurisdiction. In addition, WGEServices sells to other areas in Maryland and Virginia that are outside of the regulated utility’s jurisdictional service area. As an unregulated third-party marketer in a competitive market, WGEServices retains the full amount of margins generated on sales of the natural gas commodity, but also has the potential to incur a loss from sales of this commodity.
     Jurisdictional Rates and Regulatory Matters
       A description of each commission under which Washington Gas is regulated and a discussion of regulatory matters in each jurisdiction are presented below. Also see the section entitled “Regulatory Matters” in Management’s Discussion for a table that summarizes Washington Gas’ major rate applications and results thereof.
          District of Columbia Jurisdiction
      The PSC of DC consists of three full-time members who are appointed by the Mayor with the advice and consent of the District of Columbia City Council. The term of each commissioner is four years. There are no limitations on the number of terms that can be served. The PSC of DC has no required period of time by which it must decide decisions for modifications to base rates charged by Washington Gas to its customers.
          Rate Case and Other Regulatory Activities
      On February 7, 2003, Washington Gas filed an application with the PSC of DC to increase base rates. The request sought to increase overall annual revenues in the District of Columbia by approximately $14.1 million, later revised to $18.8 million on May 2, 2003. The application requested a return on common equity of 12.25 percent and an overall rate of return of 9.25 percent.
      On November 10, 2003, the PSC of DC issued a Final Order authorizing Washington Gas to increase its annual revenues by $5.4 million, reflecting an overall rate of return of 8.42 percent and a return on common equity of 10.60 percent. The new rates went into effect for service rendered on and after November 24, 2003.
      The $5.4 million annual revenue increase described in the Final Order included a reduction for the effect of a $6.5 million lower level of pension and other post-retirement benefit costs that previously had been deferred on the balance sheet of Washington Gas as a regulatory liability. This regulatory deferral mechanism (or “tracker”), which has been in effect in the District of Columbia for several years, is designed to ensure that the variation in these annual costs, when compared to the levels collected from customers, does not affect net income. Therefore, the effect of the Final Order’s reduction of annual revenues for lower pension and other post-retirement benefit costs requires an accounting adjustment that reduces both the regulatory liability on the balance sheet and operation and maintenance expenses on the statement of income. Additionally, the $5.4 million annual revenue increase in the Final Order also included an increase in certain expenses that are also subject to the regulatory deferral mechanism treatment that equates to approximately $800,000 per year. Accordingly, the total annualized effect of the Final Order on Washington

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)
Gas’ pre-tax income results in an increase of approximately $11.1 million, which equates to diluted earnings per share of approximately $0.14, based on weighted average common and common equivalent shares outstanding for the fiscal year ended September 30, 2005.
      In a March 28, 2003 Final Order, the PSC of DC upheld a previous ruling that approved, among other things, a methodology for sharing with customers 50 percent of annual ground lease and development fee revenues that Washington Gas received from Maritime Plaza, a commercial development project constructed on land owned by Washington Gas. On May 23, 2003, the District of Columbia Office of the People’s Counsel (DC OPC) filed an appeal with the District of Columbia Court of Appeals (DC Court of Appeals) seeking to overturn this portion of the March 28, 2003 ruling by the PSC of DC. On March 18, 2004, the DC Court of Appeals ordered, among other things, the PSC of DC to provide an explanation of its decision to approve the allocation methodology for sharing with customers the ground lease and development fee revenues attributable to the Maritime Plaza development project. The PSC of DC issued a subsequent order requiring both the DC OPC and Washington Gas to file testimony addressing the allocation issue. On October 12, 2004, Washington Gas filed testimony before the PSC of DC that it believes supports the allocation methodology that was approved in the PSC of DC’s initial order. The DC OPC filed opposing testimony on the same date. Rebuttal testimony was filed on November 19, 2004 by the DC OPC and Washington Gas. The PSC of DC issued a Final Order on April 4, 2005 that required Washington Gas and the DC OPC to file supplemental testimony on April 25, 2005. The PSC of DC held a one-day evidentiary hearing on October 25, 2005. Washington Gas and the DC OPC filed initial briefs on December 2, 2005, and must file reply briefs on December 16, 2005. Management cannot predict the final outcome of this matter; however, it believes that the likely outcome will not have a material impact on Washington Gas’ financial statements.
     Maryland Jurisdiction
      The PSC of MD consists of five full-time members who are appointed by the Governor with the advice and consent of the Senate of Maryland. Each commissioner is appointed to a five-year term, with no limit on the number of terms that can be served.
      Washington Gas is required to give 30 days’ notice before filing for a rate increase. The PSC of MD may initially suspend the proposed increase for 150 days following the 30-day notice period and then has the option to extend the suspension for an additional 30 days. If action has not been taken after 210 days, the requested rates become effective subject to refund.
     Rate Case and Other Regulatory Activities
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
      On October 31, 2003, the PSC of MD issued a Final Order, granting Washington Gas a $2.9 million increase in annual revenues based on an overall rate of return of 8.61 percent and a return on common equity of 10.75 percent. These rates went into effect for services rendered on and after November 6, 2003. The Final Order excluded the effect of Washington Gas’ request for an $8.7 million increase in annual revenues for depreciation expense, which was decided in a separate proceeding. The Final Order did provide for adjusted revenues that correspond to an update of Washington Gas’ depreciation rates upon the outcome of the separate proceeding. The Final Order also established a separate proceeding to review rates for service to interruptible customers.
      On March 25, 2004, a Hearing Examiner of the PSC of MD issued a proposed Order granting an increase of $1.1 million in annual revenues to reflect new depreciation rates and higher depreciation expense effective on July 1, 2004. This proposed Order was appealed by various parties, including Washington Gas. On June 18, 2004, the PSC of MD denied all appeals and upheld the findings of the

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)
Hearing Examiner. Washington Gas implemented the new depreciation rates on July 1, 2004, and increased base rates to reflect the increased depreciation expense, as permitted by the PSC of MD’s October 31, 2003 Final Order.
      On April 28, 2005, Washington Gas filed a request for an Accounting Order with the PSC of MD in connection with the rehabilitation project being performed in a portion of Prince George’s County, Maryland to address an increase in natural gas leaks (refer to the section entitled “Operating Issues in Prince George’s County, Maryland” included herein). Pursuant to this filing, Washington Gas specifically requested that the PSC of MD issue an Accounting Order to ratify Washington Gas’ interpretation of the applicable regulatory guidelines regarding the accounting treatment of the estimated $13 million of costs to encapsulate couplings on mains in the affected areas of Prince George’s County which, according to Washington Gas’ interpretation, should be recorded as capital expenditures. After considering this matter at the June 1, 2005 Administrative Meeting of the PSC of MD, the PSC of MD granted Washington Gas’ request for an Accounting Order with the understanding that the accounting treatment will not be determinative of future ratemaking treatment, and the PSC of MD retains jurisdiction to adopt any ratemaking treatment it deems appropriate.
      On July 6, 2005, a Hearing Examiner of the PSC of MD issued a Proposed Order to accept an unopposed Stipulation and Agreement (Stipulation), filed by Washington Gas and three other participants with the PSC of MD on May 18, 2005. On August 8, 2005, the Stipulation included in the Proposed Order became final. The Stipulation resolves outstanding issues from a Final Order issued by the PSC of MD on October 31, 2003, regarding the manner in which interruptible transportation service is charged to Maryland customers (refer to the section above entitled “Regulated Service to Interruptible Customers” for a discussion of this interruptible transportation service). The Stipulation also requested approval by the PSC of MD of a revenue normalization adjustment (RNA) mechanism, a billing adjustment mechanism that is designed to stabilize the level of distribution charge revenues received from customers as a result of deviations in customer usage caused by variations in weather from normal levels, and other matters such as conservation. The Stipulation also allows for the impact of the RNA on Washington Gas’ risk and rate of return to be evaluated in the next rate case. The RNA became effective on October 1, 2005, which is the beginning of the Company’s fiscal year 2006.
     Virginia Jurisdiction
      The SCC of VA consists of three full-time members who are elected by the General Assembly of Virginia. Each commissioner has a six-year term with no limitation on the number of terms that can be served.
      Either of two methods may be used to request a modification of existing rates. First, Washington Gas may file an application for a general rate increase in which it may propose new adjustments to the cost of service that are different from those previously approved for Washington Gas by the SCC of VA, as well as a revised return on equity. The proposed rates under this process may take effect 150 days after the filing, subject to refund pending the outcome of the SCC of VA’s action on the application. Second, an expedited rate case procedure is available which provides that proposed rate increases may be effective 30 days after the filing date, also subject to refund. Under the expedited rate case procedure, Washington Gas may not propose any new adjustments for issues not previously approved in its last general rate case, or a change in its return on common equity from the level authorized in its last general rate case. Once filed, other parties may propose new adjustments or a change in the cost of capital from the level authorized in its last general rate case. The expedited rate case procedure may not be available if the SCC of VA decides that there has been a substantial change in circumstances since the last general rate case filed by Washington Gas.
     Rate Case and Other Regulatory Activities
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
      Under the regulations of the SCC of VA, Washington Gas placed the proposed general revenue increase into effect on November 12, 2002, subject to refund, pending the SCC of VA’s final decision in the proceeding. From that time until a refund was made, as discussed below, Washington Gas recorded a provision for rate refunds representing the estimated refund required based on management’s judgment of the rate case outcome.
      On December 18, 2003, the SCC of VA issued a Final Order that granted Washington Gas an annual revenue increase of $10.8 million, and reduced the annual revenues of the Shenandoah Gas Division of Washington Gas by $867,000. The combination of this increase in the rates of Washington Gas and the reduction in the rates of the Shenandoah Gas Division of Washington Gas yields a net increase in annual revenues of $9.9 million. The Final Order allowed a rate of return on common equity of 10.50 percent and an overall rate of return of 8.44 percent.
      Refunds to customers, with interest, were made pursuant to the Final Order during the quarter ended March 31, 2004. The difference between the amount refunded to customers and the amount of the provision for rate refunds previously recorded by Washington Gas was not material. Accordingly, this refund had no material effect on earnings for the fiscal year ended September 30, 2004.
      In the Final Order, the SCC of VA ordered that the implementation date of new depreciation rates should be January 1, 2002, as opposed to November 12, 2002, as originally requested and implemented by Washington Gas. This required Washington Gas to record additional depreciation expense in fiscal year 2004 of approximately $3.5 million, on a pre-tax basis, that related to the period from January 1, 2002 through November 11, 2002.
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

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)
      On March 17, 2005, the VA Staff filed a report with the SCC of VA in connection with Washington Gas’ earnings test for the twelve-month period ended December 31, 2003. The VA Staff’s report concluded that Washington Gas did not earn in excess of its allowed return on equity during this period, and recommended that Washington Gas not be required to record any additional depreciation expense related to its earnings for the twelve-month period ended December 31, 2003. On April 26, 2005, the SCC of VA issued an Order that concurred with the VA Staff’s recommendation. As a result, Washington Gas reversed $1.0 million of depreciation expense, on a pre-tax basis, in fiscal year 2005 that had been previously recorded in fiscal year 2004 related to this earnings test.
      On October 19, 2005, the VA Staff filed a report with the SCC of VA in connection with Washington Gas’ earnings test for the twelve-month period ended December 31, 2004. The VA Staff’s report concluded that Washington Gas did not earn in excess of its allowed return on equity during this period, and recommended that Washington Gas not be required to record any additional depreciation expense related to its earnings for the twelve-month period ended December 31, 2004. A Final Order from the SCC of VA in this proceeding is expected during the first quarter of fiscal year 2006.
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
      On September 15, 2004, six participants in the rate case, including Washington Gas and the VA Staff, submitted a proposed Stipulation to the SCC of VA. On September 27, 2004, the SCC of VA issued a Final Order approving the Stipulation as filed. The Stipulation resolved all issues related to Washington Gas’ January 27, 2004 expedited rate case application filed with the SCC of VA.
      The approved Stipulation permitted no change in Washington Gas’ annual base revenues, and for Washington Gas to maintain its allowed rate of return on common equity of 10.50 percent and overall rate of return of 8.44 percent that had been approved by the December 18, 2003 Final Order as previously discussed. Accordingly, refunds to customers, with interest, were made during the December 2004 billing cycle for the amount of the proposed annual revenue increase that had been collected since February 26, 2004. Based on the terms of the Stipulation, Washington Gas implemented billing rates commencing October 4, 2004 that reflected the level of annual revenues determined in the December 18, 2003 Final Order, and implemented the agreed upon changes in rate design that were contained in the Stipulation. The Company’s financial results for fiscal year 2004 reflect the increased rates put into effect on February 26, 2004, offset by a provision for rate refunds equal to the full amount of revenues that had been collected subject to refund through the fiscal year ended September 30, 2004. Accordingly, there was no effect on earnings for fiscal year 2004 or 2005 for the rates initially put into effect in February 2004.
      The Stipulation also provided for a one-time credit to all Virginia customers of $3.2 million for certain regulatory liabilities that were previously recorded by Washington Gas. This one-time credit was made to customers during the January 2005 billing cycle. Providing this credit to customers did not have an effect on the earnings of the Company or Washington Gas for the fiscal year ended September 30, 2005. The Stipulation also required Washington Gas to file with the SCC of VA annual earnings test calculations based on a twelve-month period ended December 31; such calculations are being estimated by Washington Gas quarterly, and when appropriate, accounting adjustments are being recorded.
      On January 31, 2005, Washington Gas filed a proposed Weather Normalization Adjustment clause (WNA) with the SCC of VA to be implemented as an experimental pilot program. The proposed WNA was intended to reduce the effect of weather volatility from normal levels both on customers’ bills and on the earnings of Washington Gas. The proposed implementation date of the WNA by Washington Gas was January 1, 2006, with the first adjustments to customer bills in November 2006 based on a calculation for the eight months ended August 2006. All other parties to the case took positions in opposition to the Company’s WNA filing, including recommendations that a base rate proceeding was a more appropriate forum for a WNA to be considered.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)
      On October 6, 2005, after hearings had been held on this matter, a Hearing Examiner of the SCC of VA issued a report on the Company’s application for the proposed WNA. The Hearing Examiner recommended to the SCC of VA that Washington Gas’ application to implement its proposed WNA be denied. On December 1, 2005, the SCC of VA denied Washington Gas’ request to implement its proposed WNA. Washington Gas is permitted to file a subsequent request with the SCC of VA for a WNA in the context of a general rate proceeding.
UTILITY GAS SUPPLY AND PIPELINE TRANSPORTATION AND STORAGE CAPACITY
     Supply and Capacity Requirements
       Washington Gas arranges to have natural gas delivered to the entry points of its distribution system (city gates or gate station) using the delivery capacity of interstate pipeline companies, and also uses on-system peaking facilities to meet requirements. Washington Gas acquires interstate pipeline natural gas delivery and storage capacity on a system-wide basis on the different interstate pipelines to provide the greatest amount of flexibility to meet the diverse demand characteristics of its customer base. Washington Gas’ supply and capacity plan is based on forecasted system requirements, and takes into account estimated load growth by type of customer, attrition, conservation, demand by gate station, interstate pipeline and storage capacity and contractual limitations and the forecasted movement of customers between sales service and delivery service.
      Pursuant to FERC Order No. 636, interstate pipeline companies are required to provide transportation and storage services to natural gas shippers, such as Washington Gas. At September 30, 2005, Washington Gas had service agreements with four pipeline companies that provided direct service for firm transportation and/or storage services. These contracts have expiration dates ranging from fiscal years 2006 to 2024.
      Washington Gas is responsible for acquiring both sufficient natural gas supplies and interstate pipeline and storage capacity to meet customer requirements. As such, Washington Gas must contract for reliable and adequate delivery capacity to its distribution system, while considering the dynamics of the interstate pipeline and storage capacity market, its own on-system natural gas peaking facilities, as well as the characteristics of its customer base. Washington Gas’ contracting activities take into account customers’ tendencies to switch between sales and delivery service; however, short-term contractual arrangements required to manage such customer choice diversity may not be available in future periods under conditions of capacity constraints. Washington Gas has adopted a diversified portfolio approach designed to satisfy the supply and deliverability requirements of its customers, using multiple supply points, dependable interstate pipeline transportation and storage arrangements, and its own substantial storage and peaking capabilities to meet its customers’ demands. Washington Gas anticipates enhancing its peaking capacity by constructing a liquefied natural gas (LNG) peaking facility that is expected to be completed and placed in service by the 2008-2009 winter heating season. Washington Gas’ proposed location for this peaking facility is being opposed by certain external parties. The opponents have not presented any technical support for their positions. The Company cannot predict that this facility will be built as planned. However, Washington Gas has an alternate plan to satisfy its customer requirements, that although significantly more expensive for customers, could be utilized to meet peak day demand requirements (refer to the section entitled “Liquidity and Capital Resources—Capital Expenditures” in Management’s Discussion included under Item 7 of this report for a further discussion of this construction project).
      Local distribution companies, such as Washington Gas, along with other participants in the energy industry have raised concerns regarding the gradual depletion in the availability of additional interstate pipeline and storage capacity. Depleting pipeline and storage capacity is a business issue that must be managed by Washington Gas, whose customer base has grown at an annual rate of two to three percent. This rate of growth is expected to continue. The increased number of electric generation facilities that exist and are planned in the near future for the mid-Atlantic region and upstream of the mid-Atlantic region that are fueled by natural gas exacerbates concerns associated with the availability of pipeline and storage capacity. These facilities, which utilize significant pipeline and storage capacity, may ultimately affect

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)
deliverability and flexibility of natural gas delivery into the region. Due to the reluctance on the part of both marketers and some local distribution companies in committing to long-term pipeline contracts, pipeline infrastructure improvements have been limited despite the fact that the major pipelines serving the Washington Gas system are fully subscribed. In response to growing concerns, interstate pipelines have begun the process of offering infrastructure improvements that will expand pipeline and storage capacity in the mid-Atlantic region. These improvement projects, funded through incremental demand charges by the participating entities, require a minimum of two to three years to complete the planning, solicitation of interest, regulatory approval and construction. Recent projects to expand firm transportation and/or storage capacity completed or in progress, are outlined below:

•	In fiscal year 2004, Washington Gas contracted with an interstate pipeline company, Dominion Transmission, Inc. (DTI) under which DTI constructed additional capacity for firm transportation and storage services to Washington Gas. Approved by the FERC, this construction project was completed and placed in service for the 2004-2005 winter heating season, adding 250,000 therms of daily transportation capacity, 400,000 therms of daily storage transportation capacity and 28 million therms of annual storage inventory for Washington Gas.

•	In fiscal year 2004, Washington Gas contracted with Hardy Storage Company, LLC to construct storage facilities in Hardy County, West Virginia. This project will be phased-in over a three-year period beginning in fiscal year 2007. When completed, this project is expected to add 56 million therms of annual storage inventory, and 802,000 therms of daily storage transportation capacity.

•	In fiscal year 2005, Washington Gas contracted with the Pine Needle LNG Company, LLC (Pine Needle) to subscribe for available peaking capacity at its LNG storage facility in North Carolina, as well as for additional firm transportation capacity to be constructed by the Transcontinental Gas Pipe Line Corporation (Transco). The additional Transco firm transportation capacity will be used to deliver the Pine Needle LNG, as well as natural gas from production and storage facilities located in Southwest Virginia and the Appalachian region, to Washington Gas’ distribution system. The Pine Needle contract is expected to add 1.98 million therms of annual peaking inventory in May 2006, and the Transco contract is expected to add one million therms of daily transportation capacity in November 2007.

•	In fiscal year 2005, Washington Gas responded to proposals for additional transmission and storage services from DTI and Columbia Gas Transmission Corporation (CGT) for projects that are scheduled to be in service by 2010. Should these projects be completed as planned, Washington Gas expects that the DTI services will add approximately 60 million therms of annual storage inventory, and approximately one million therms of daily storage transportation capacity. The services from CGT, if obtained, are expected to add approximately 30 million therms of annual storage inventory and approximately 500,000 therms of daily storage transportation capacity.
      Washington Gas will continue to monitor other opportunities to acquire or participate in obtaining additional pipeline and storage capacity that will improve or maintain the high level of service expected by its customer base.
     Sources of Natural Gas
       Annual Sendout. As reflected in the table below, there were six sources of delivery through which the regulated utility received natural gas to satisfy the sendout requirements in pipeline year 2005 (November 1, 2004 through October 31, 2005), and from which supplies can be received in pipeline year 2006 (November 1, 2005 through October 31, 2006). Firm transportation denotes gas transported directly to the entry point of Washington Gas’ distribution system in contractually viable volumes. Transportation storage denotes volumes stored by a pipeline during the summer injection season for withdrawal and delivery to the Washington Gas distribution system during the heating season to meet load requirements. Peak load requirements are met by: (i) underground natural gas storage at the Hampshire storage field in Hampshire County, West Virginia; (ii) the local production of propane air plants located at Washington Gas-

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)
owned facilities in Rockville, Maryland (Rockville Station) and in Springfield, Virginia (Ravensworth Station) and (iii) other peak-shaving sources. Unregulated third-party marketers acquire interstate pipeline and storage capacity and the natural gas commodity on behalf of Washington Gas’ delivery service customers, some of which may be provided through transportation, storage and peaking resources provided by Washington Gas to unregulated third-party marketers under tariffs approved by the three public service commissions. These marketers have natural gas delivered to the entry point of Washington Gas’ delivery system on behalf of those utility customers that have decided to acquire their natural gas commodity on an unbundled basis, as previously discussed.
      During pipeline year 2005 (November 1, 2004 through October 31, 2005), total sendout on the system was 1.676 billion therms, as compared to total sendout of 1.673 billion therms during pipeline year 2004. This excludes the sendout of sales and deliveries of natural gas used for electric generation. The decrease in 2005 was the result of weather in pipeline year 2005 that was warmer than pipeline year 2004. The sendout for pipeline year 2006 is estimated at 1.681 billion therms (based on normal weather), excluding the sendout for the sales and deliveries of natural gas used for electric generation. The sources of delivery and related volumes that were used to satisfy the requirements of pipeline year 2005 and those projected for pipeline year 2006 are shown in the following table.

Source of Delivery for Annual Sendout

(In millions of therms)	Pipeline Year

Source of Delivery	Actual 2005	Projected 2006

Firm Transportation	686	703
Transportation Storage	241	248
Hampshire Storage	13	15
Company-Owned Propane-Air Plants	1	9
Other Peak-Shaving Sources	13	54
Unregulated Third-Party Marketers	722	652

Total	1,676	1,681

      Design Day Sendout. The effectiveness of Washington Gas’ gas supply program is largely dependent on the sources from which the design day requirement is satisfied. A design day is the maximum anticipated demand on the natural gas distribution system during a 24-hour period assuming a five-degree Fahrenheit average temperature. Washington Gas assumes that all interruptible customers will be curtailed on the design day. Washington Gas’ current design day demand forecast for the 2005-2006 winter season is 17.7 million therms, and Washington Gas’ projected sources of delivery for design day sendout is 18.6 million therms. This provides a reserve margin of approximately 5.1 percent. Washington Gas is currently capable of meeting 72 percent of its design day requirements with storage and peaking capabilities. Optimal utilization of storage and peaking facilities on Washington Gas’ design day reduces the dependency on firm transportation and reduces pipeline capacity costs. The following table reflects the sources of delivery that are projected to be used to satisfy the design day sendout estimate for pipeline year 2006.

Projected Sources of Delivery for Design Day Sendout

(In millions of therms)	Pipeline Year 2006

Source of Delivery	Volumes	Percent

Firm Transportation	5.7	31%
Transportation Storage	5.4	29%
Company-Owned Propane-Air Plants, Hampshire Storage and Other Peaking	7.3	39%
Unregulated Third-Party Marketers	0.2	1%

Total	18.6	100%

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)
      Gulf Coast Natural Gas Supply Issues. Since the late summer of 2005, the Gulf Coast region has experienced a major disruption of natural gas production and processing due to hurricanes Katrina, Rita and Wilma. Such natural gas production and processing disruptions have resulted in a significant reduction of the normal 10 billion cubic feet of natural gas per day available to be delivered from the Gulf Coast region. Current forecasts (by the Federal Government and other public information from various energy sources that are monitoring the status of gas flowing from the Gulf Coast) suggest a resumption to near normal levels of natural gas production and processing during the course of the 2005-2006 winter heating season, but they are not specific as to a scheduled timeframe nor the expected volume. Based on its evaluation of these forecasts, Washington Gas currently estimates that only approximately 70 to 80 percent of the pre-hurricane natural gas production and processing from the Gulf Coast region will be available for the 2005-2006 winter heating season.
      As discussed above, the sources of Washington Gas’ natural gas supply for annual, seasonal and design day delivery include firm transportation gas purchased and delivered through four interstate pipelines, gas in storage (stored in facilities that are both company-owned and leased from the interstate pipelines), various peaking facilities, and unregulated third-party marketers. Washington Gas has already delivered and injected into storage sufficient quantities of gas to maximize the availability of natural gas from its storage resources to meet customer demand for the 2005-2006 winter heating season. Washington Gas is also prepared with sufficient gas inventories in its local and contracted third-party peaking resources to attempt to satisfy this demand.
      Historically, more than 85 percent of Washington Gas’ firm transportation natural gas purchased and delivered through its contracted interstate pipeline services has been supplied from the Gulf Coast, traditionally a region where gas supply has been readily available on a daily basis. Immediately following hurricanes Katrina, Rita and Wilma, the amount of natural gas available to be introduced into the interstate pipelines in the Gulf Coast region was curtailed and allocated among the various shippers, including Washington Gas, that use interstate pipelines. To date, Washington Gas has continued to meet its customers’ daily natural gas requirements and has achieved its required storage inventory balances through natural gas purchases subsequent to the hurricanes. However, customer demand for natural gas in the mid-Atlantic and Northeast regions has not yet increased to reflect the demand of the upcoming winter heating season. Washington Gas believes that the Gulf Coast natural gas supply to be transported through its contracted interstate pipeline services for the 2005-2006 winter heating season may be subject to certain limitations. Those limitations will be a function of customer demand (colder-than-normal weather) and the degree to which natural gas production and processing actually resume at normal operational capabilities.
      Based on this view, Washington Gas has modified the composition of its natural gas portfolio by updating its traditional purchasing plan for the 2005-2006 winter heating season to include a significantly higher percentage of natural gas supply that is produced from sources outside of the Gulf Coast region. For the 2005-2006 winter heating season, Washington Gas estimates that approximately 60 percent (rather than the traditional 85 percent) of its firm transportation natural gas purchases and deliveries will come from the Gulf Coast region. Washington Gas anticipates that it will rely upon other sources outside the Gulf Coast region for the remaining 40 percent of these purchases, including natural gas from the Appalachian and Canadian regions, as well as increased levels of vaporized LNG through the Dominion Cove Point (Dominion or Cove Point) LNG terminal. These natural gas supplies will be delivered to Washington Gas’ distribution system utilizing existing interstate pipeline resources under contract to Washington Gas that have transportation paths that support natural gas deliveries outside the Gulf Coast region.
      Assuming the current forecast for the resumption of Gulf Coast natural gas production and processing is accurate, Washington Gas currently estimates that the quantity of alternative sources of supply that it has included in its natural gas portfolio for the 2005-2006 winter heating season will be sufficient to replace the loss of its traditional Gulf Coast natural gas supply due to ongoing, but slowly diminishing limitations in Gulf Coast natural gas production and processing. This estimate includes the natural gas volumes that are the responsibility of unregulated third-party marketers in the regulated utility’s jurisdictional retail unbundling programs. Washington Gas, as a provider of last resort, is ultimately responsible for serving its firm customers (both bundled and unbundled), and has incorporated that responsibility into its estimate.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)
      Conversely, if Gulf Coast natural gas production and processing constraints remain at reduced levels of deliverability, then Washington Gas, under normal or colder-than-normal weather conditions during its 2005-2006 winter heating season, may need to implement contingency plans in order to maximize the number of customers served under such conditions. Contingency plans include requests to conserve to the general population and targeted curtailments to specific sections of the system, consistent with curtailment tariffs approved by regulators in each of its three jurisdictions. If requests to conserve are issued by Washington Gas or curtailments of supply result, the deliveries of natural gas that will be made by Washington Gas will be lower than the levels that would otherwise be expected. If this occurs, the Company’s net revenues and net income would be adversely affected by lower deliveries of natural gas, an amount that management cannot estimate.
      Beyond the 2005-2006 winter heating season, Washington Gas will seek to maintain diversification of its natural gas portfolio that incorporates other sources of supply outside the Gulf Coast region. This will help Washington Gas to meet customer demand despite unforeseen future supply issues that may arise similar to those resulting from weather events in the Gulf Coast region.
     Rising Natural Gas Prices
       Increased prices of natural gas are being driven by increased demand that is exceeding the growth in available supply. As discussed above, the hurricanes in the Gulf Coast region during the late summer and early fall seasons of 2005 significantly reduced the current and anticipated availability of natural gas supply, causing a dramatic rise in natural gas prices during the fourth quarter of fiscal year 2005. The higher natural gas prices will result in significant increases in bills to customers during the upcoming 2005-2006 winter heating season. Under its regulated gas cost recovery mechanisms, Washington Gas records cost of gas expense equal to the cost of gas recovered in revenues from customers. Accordingly, an increase in the cost of gas due to an increase in the purchase price of the natural gas commodity generally has no direct effect on the regulated utility’s net revenues and net income. However, net income may be reduced primarily due to higher expenses that may be incurred for uncollectible customer accounts, as well as lower volumes of natural gas deliveries to firm customers that may result due to lower natural gas consumption caused by customer conservation. Increases in the price of natural gas also can affect the Company’s operating cash flows, as well as the competitiveness of natural gas as an energy source (refer to the section entitled “Competition— Competition with Other Energy Products” included herein).
     Changes in Natural Gas Consumption
       Natural gas supply requirements may be affected by changes in natural gas consumption by customers. Natural gas usage per customer may decline as customers change their consumption patterns in response to: (i) more volatile and higher natural gas prices, as discussed above, and (ii) customers’ replacement of older, less efficient gas appliances with more efficient appliances. In each jurisdiction in which Washington Gas operates, changes in customer usage profiles have been reflected in recent rate case proceedings where rates have been adjusted to reflect current customer usage. In both the District of Columbia and Virginia jurisdictions, changes in customer usage by existing customers that occur subsequent to these recent rate case proceedings will have the effect of reducing revenues, which is offset by the favorable effect of adding new customers. Effective October 1, 2005, pursuant to a revenue normalization adjustment mechanism approved by the PSC of MD, changes in customer usage by existing customers that occur subsequent to recent rate case proceedings in the Maryland jurisdiction generally will not reduce revenues, but rather will have the effect of stabilizing the level of distribution charge revenues received from customers on a monthly basis (refer to the section entitled “Jurisdictional Rates and Regulatory Matters— Maryland Jurisdiction” for a further discussion of this billing adjustment mechanism).

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)
COMPETITION
     Competition with Other Energy Products
       The regulated utility faces competition based on customers’ preference for natural gas compared to other energy products and the comparative prices of those products. The most significant product competition occurs between natural gas and electricity in the residential market. The residential market generates a significant portion of the regulated utility’s net income. In its service territory, Washington Gas continues to attract the majority of the new residential construction market. Consumers’ continuing preference for natural gas allows Washington Gas to maintain a strong market presence.
      The regulated utility has generally maintained a price advantage over electricity in its service area for traditional uses of energy such as heating, water heating and cooking. However, price volatility in the wholesale natural gas commodity market has resulted in significant increases in the cost of natural gas billed to customers (refer to the section entitled “Gas Supply and Capacity— Rising Natural Gas Prices” included herein). Such increases have resulted in the elimination of the traditional price advantage of natural gas. Price advantages that electricity has are also partially caused by artificial price caps on electricity sold by electric utilities. These price caps change in June of each year in Maryland and the District of Columbia, and will expire in December 2010 in Virginia. The cost of generating electricity is affected by the cost of fuel used to generate electricity. As the prices of those fuels rise and existing supply contracts for those fuels between electric generators and fuel suppliers expire, the price of electricity may rise in relation to the current price for natural gas. Furthermore, as discussed below, restructuring in both the natural gas and electric industries is leading to changes in traditional pricing models. As part of the electric industry restructuring effort, certain business segments are moving toward market-based pricing, with third-party marketers of electricity participating in retail markets. Electric industry restructuring may result in lower comparative pricing for electric service and other alternative energy sources, including natural gas. These changes could result in increased competition for the regulated utility.
      In the interruptible market, the regulated utility’s customers must be capable of using a fuel other than natural gas when demand peaks for the regulated utility’s firm customers. In the interruptible market, fuel oil is the prevalent energy alternative to natural gas. The regulated utility’s success in this market depends largely on the relationship between natural gas and oil prices. The supply of natural gas primarily is derived from domestic sources, and the relationship between supply and demand generally has the greatest impact on natural gas prices. As a large portion of oil comes from foreign sources, political events can have significant influences on oil supplies and, accordingly, oil prices. The introduction of non-domestic supplies of LNG into the United States natural gas market may affect supply levels and have an impact on natural gas prices. To date, the effect of LNG on supply levels has been minimal.
     Deregulation
       In each of the jurisdictions (the District of Columbia, Maryland and Virginia) served by the Company’s regulated utility, regulators and utilities have implemented customer choice programs. These programs allow customers to choose to purchase their natural gas and/or electric commodity from unregulated third-party marketers, rather than purchasing these commodities as part of a bundled service from the local utility. When customers choose to purchase their natural gas commodity from unregulated third-party marketers on an unbundled basis, there is no effect on the regulated utility’s net revenues or net income since Washington Gas charges its customers the cost of gas without any mark-up. However, these customer choice programs provide unregulated third-party marketers, such as WGEServices, with opportunities to profit from the sale of the natural gas commodity or electricity in competitive markets. It also enables customers to have competitive choices for natural gas and electricity. Participating in this evolving marketplace also poses risks and challenges that must be addressed in the Company’s current and future strategies.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)
     The Natural Gas Delivery Function
       The natural gas delivery function, the core business of the Company’s regulated utility, continues to be regulated by local regulatory commissions. In developing this core business, Washington Gas has invested nearly $2.8 billion as of September 30, 2005 to construct and operate a safe and reliable natural gas distribution system. Because of the high fixed costs and significant safety and environmental considerations associated with building and operating a distribution system, it is expected that there will continue to be only one owner and operator of a natural gas distribution system in the regulated utility’s current franchise area for the foreseeable future. The nature of Washington Gas’ customer base and the distance of most customers from interstate pipelines mitigate the threat of bypass of its facilities by other potential delivery service providers.
      Washington Gas expects that local regulatory commissions will continue to set the prices and terms for delivery service that give it an opportunity to earn a just and reasonable rate of return on the capital invested in its distribution system and to recover reasonable operating expenses. Washington Gas plans to continue constructing, operating and maintaining its natural gas distribution system, and will incur costs necessary to ensure the safety and reliability of its system and that operating issues are addressed in a timely and adequate manner.
     The Merchant Function and Natural Gas Unbundling
       At September 30, 2005, customer choice programs for natural gas customers were available to all of Washington Gas’ regulated utility customers in the District of Columbia, Maryland and Virginia. Of the 1.012 million active customers at September 30, 2005, approximately 152,000 customers purchased their natural gas commodity from unregulated third-party marketers. The following table provides the status of natural gas unbundling in the regulated utility’s major jurisdictions at September 30, 2005. The percentage of the regulated utility’s customers who chose to purchase natural gas from a third-party marketer, including WGEServices, is reflected in the following table.
Status of Customer Choice Programs
At September 30, 2005

Jurisdiction	Customer Class	Eligible Customers

		Total	% Participating

District of Columbia	Firm:
	Residential	136,009	8%
	Commercial	13,266	31%
	Interruptible	233	82%

Maryland	Firm:
	Residential	385,655	17%
	Commercial	28,944	39%
	Interruptible	261	100%

Virginia	Firm:
	Residential	421,417	13%
	Commercial	26,091	28%
	Interruptible	229	88%

Total		1,012,105	15%

      Ultimately, regulators may decide that the Company should exit the merchant function and that all customers should choose to buy natural gas from unregulated third-party marketers. Washington Gas continues to have certain obligations to purchase natural gas from producers and transportation capacity from interstate pipeline companies. Accordingly, the strategy of Washington Gas focuses on managing

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)
efficiently the portfolio of contractual resources, recovering contractual costs and maximizing the value of contractual assets. As of September 30, 2005, 152,000 customers chose to purchase natural gas from a third-party marketer compared to 181,000 customers as of September 30, 2004.
      Washington Gas actively manages its supply portfolio to balance its sales, delivery and supply obligations. Currently, the regulated utility includes the cost of the natural gas commodity and interstate pipeline services in the purchased gas costs that it includes in firm customers’ rates, subject to regulatory review. The regulated utility’s jurisdictional tariffs contain gas cost mechanisms that allow it to recover the invoice cost of gas, including both the commodity cost of gas and the interstate pipeline services, applicable to firm customers. Additionally as described below, these same tariffs provide for the assignment and recovery of certain capacity and peaking services from the third-party marketers that serve delivery service customers. Washington Gas believes it prudently entered into its gas contracts and that the costs being incurred should be recoverable from customers. If future unbundling or other initiatives remove the current gas cost recovery provisions, Washington Gas could be adversely impacted to the extent it incurs non-competitive gas costs without other satisfactory regulatory mechanisms available to recover any costs that may exceed market prices. Washington Gas currently has recovery mechanisms for such potentially stranded costs in the District of Columbia, Maryland and Virginia.
      If Washington Gas were to determine that competition or changing regulation stemming from future unbundling or other initiatives would preclude it from recovering these costs in rates, these costs would be charged to expense without any corresponding revenue recovery. Depending upon the timing, the effect of such a charge on Washington Gas’ financial position and results of operations would likely be significant. If a regulatory body were to disallow the recovery of such costs under a traditional regulatory framework, these costs would be borne by shareholders unless the regulatory body would grant rate relief for such costs in the form of transitioning from bundled to unbundled deregulated services that have been traditionally paid by all customers.
      To minimize its exposure to contract risks, Washington Gas has mechanisms in its customer choice programs that enable it to assign to participating third-party marketers 100 percent of the storage and peak winter capacity resources that were dedicated to serving bundled service customers when those customers elected a third-party marketer. Additionally, Washington Gas currently has mechanisms approved by each of its local commissions to assign certain percentages of transportation capacity resources. Washington Gas continually updates its forecasts of customer growth and the associated requirements for pipeline transportation, storage and peaking resources. Washington Gas is generally renewing pipeline transportation and storage capacity contracts to meet its forecasts of increased customer gas requirements and to comply with regulatory mechanisms to provide for or make available such resources to marketers serving customers in the customer choice programs.
      To maximize the value of its contractual assets, the regulated utility has entered into contracts with unregulated third-party marketers that make use of the regulated utility’s firm storage and transportation rights to meet the regulated utility’s city gate delivery needs and to make off-system sales when such storage and transportation rights are under-utilized. The regulated utility continues to pay the fixed charges associated with the firm storage and transportation contracts used to make sales.
UNREGULATED RETAIL ENERGY-MARKETING OF NATURAL GAS AND ELECTRICITY
       As the role of regulated utilities in the merchant function may decrease over time, opportunities emerge for unregulated natural gas and electric providers. In the deregulated marketplace, third-party marketers have profit-making opportunities, but also assume the risk of loss.
      In fiscal year 1997, the Company established WGEServices as an unregulated retail energy-marketing subsidiary. WGEServices sells natural gas and electricity to residential, commercial and industrial customers inside and outside of the Washington Gas service area. At September 30, 2005, 2004 and 2003, WGEServices had natural gas customers totaling approximately 144,800, 150,800 and 153,400, respectively. WGEServices had electric customers totaling approximately 36,200, 44,500 and 76,000 at

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)
September 30, 2005, 2004 and 2003, respectively. WGEServices’ gross revenues for fiscal years 2005, 2004 and 2003 were $773.0 million, $789.9 million and $726.2 million, respectively. WGEServices’ net income was $22.3 million, $8.3 million and $3.7 million for fiscal years 2005, 2004 and 2003, respectively.
      Assuming normal weather, the regulatory process results in relatively stable earnings for the regulated utility; however, there can be significant volatility for unregulated third-party marketers such as WGEServices. During fiscal year 2005, WGEServices earned higher than historical gross margins on its natural gas sales, reflecting various factors including the utilization of greater volumes of lower cost storage inventory to supply customers compared to the prior fiscal year, and a greater spread between the cost of that storage gas and retail prices charged to customers during the current fiscal year in relation to the prior fiscal year. This improvement was further enhanced by: (i) changes in the mark-to-market valuation associated with derivatives contracts used in WGEServices’ gas supply portfolio to reduce the risk of variations in demand caused by weather; (ii) utilizing multiple supply options combined with differing weather patterns during the winter to enhance margins from customers and (iii) reduced expenses related to the termination of certain contracts for the forward purchase of natural gas in connection with the major disruption of natural gas production and processing caused by hurricanes in the Gulf Coast region during the late summer and early fall of 2005 (refer to the section entitled “Sources of Natural Gas— Gulf Coast Natural Gas Supply Issues” included herein). The conditions that gave rise to the significant increase in earnings of WGEServices in fiscal year 2005 are not expected to result in a similar level of net income in fiscal year 2006.
     Natural Gas Supply
       WGEServices competes with other third-party marketers to sell the unregulated natural gas commodity to customers. Marketers of the natural gas commodity compete largely on price, and gross margins are relatively small. Consequently, operating margins for the sale of unregulated natural gas are typically lower than those earned by the regulated utility.
      In addition, WGEServices faces risks associated with its gas supply. At any point in time, WGEServices may experience a difference between contracted gas purchase quantities and contractual gas sales commitments. To minimize this risk, WGEServices manages its natural gas contract portfolio by closely matching the timing of gas purchases from suppliers with sales commitments to customers. WGEServices also purchases its gas from a number of wholesale suppliers in order to avoid relying on any single provider for its natural gas supply. Additionally, WGEServices maintains gas storage inventory that is assigned to it by natural gas utilities such as Washington Gas. This storage inventory enables WGEServices to meet daily and monthly fluctuations in demand caused by variations in weather from normal. WGEServices may, from time to time, enter into derivative contracts, including weather derivatives, in order to balance its sales commitments with the amount of gas it must purchase to satisfy those commitments, or for purposes of fixing the price at which WGEServices may have to purchase or sell gas. WGEServices has a risk management policy in place and periodically reassesses its policy to determine its adequacy to mitigate risks in changing markets. For a further discussion about WGEServices’ exposure to and management of market risks, refer to the section entitled “Market Risk” included in Management’s Discussion.
      WGEServices purchases a portion of its natural gas supply from the Gulf Coast region for delivery into interstate pipeline systems on which WGEServices holds transportation contracts. Purchase commitments from certain of WGEServices’ Gulf Coast-based natural gas suppliers have been interrupted by the recent supply shortage in the Gulf Coast region as a result of weather events during the fall 2005 season. In September 2005, two of WGEServices’ fixed-price supply contracts for the forward purchase of Gulf Coast-based natural gas were terminated due to the natural gas suppliers’ expected inability to fulfill contractual supply obligations to WGEServices. In consideration of the contract terminations, the suppliers agreed to pay a fee to the energy-marketing business representing the difference between the fixed price and volume of gas under contract and the then market price for forward delivery of the same volume of gas that was purchased by the energy-marketing business to replace the contractual shortfall. In October 2005,

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)
WGEServices used these fees to replace the gas that was not delivered under the terminated contracts. All of WGEServices’ contracted natural gas supplies from the Gulf Coast region have, however, been flowing as contracted since November 1, 2005, and to date, WGEServices has continued to meet its customers’ daily natural gas requirements and has achieved its required storage inventory balances through natural gas purchases subsequent to the hurricanes.
      In meeting its natural gas supply needs for the 2005-2006 winter heating season and beyond, WGEServices expects to continue to rely on a diverse set of supply sources, including city-gate delivered supplies, natural gas in storage and LNG from the Cove Point terminal.
      Assuming normal weather, WGEServices believes it has adequate natural gas supply to meet the demand of its retail customers under contract for the upcoming winter heating season. Should any suppliers of WGEServices fail to deliver natural gas under existing contracts due to the continuation of supply disruptions in the Gulf Coast region, WGEServices may be financially exposed for the difference between the price at which WGEServices has contracted to buy natural gas, and the replacement cost of the gas that may need to be purchased to serve its customers. Should colder-than-normal weather be experienced in the geographic areas served by WGEServices, the energy-marketing business could be required to secure additional natural gas supplies at unfavorable prices to meet the needs of its customers.
      If WGEServices is unable to secure adequate supplies of natural gas to meet the needs of its retail customers, either due to the failure of its suppliers to deliver gas or the inability to secure additional quantities of natural gas in cold weather, WGEServices may be required to return customers to the bundled services of regulated utilities. If such returns can be managed within standard regulated time frames for returning customers to the utility, WGEServices’ losses would be limited to future margins on returned customers. Should supply limitations be so severe that WGEServices could not supply its customers within those time frames, WGEServices could be exposed to significant penalties by the utility companies.
      WGEServices may be negatively affected by the indirect effects of significant increases in the wholesale price of natural gas that resulted from the Gulf Coast natural gas supply shortage. Although WGEServices’ risk management policies and procedures are designed to minimize the risk that WGEServices’ natural gas purchases and the related sales commitments do not closely match, higher gas prices increase the costs associated with uncollectible accounts, borrowing costs, certain fees paid to public service commissions and other costs. To the extent that these costs cannot be recovered from retail customers in higher rates due to competitive factors, WGEServices’ operating results would be negatively affected.
     Electricity Supply
       Customer choice programs for electric customers have been implemented in each jurisdiction in which the regulated utility operates. Similar to the natural gas industry, participants in these programs can choose either to continue purchasing bundled electricity service from their local electric distribution utility or to purchase electricity from a third-party marketer. WGEServices competes with other third-party marketers to sell electric supply services to customers. Marketers of electric supply service compete largely on price, and gross margins are relatively small.
      Future opportunities to add new electric customers may continue to be limited by the relationship between electric Standard Offer Service (SOS) rates offered by local electric utilities and market prices for electricity. Certain SOS rates in WGEServices’ market area continue to be below current market prices. In certain cases, electric utilities have entered into wholesale contracts to supply their SOS customers, prior to an increase in fuel prices required to generate electricity. In other cases, electric utilities continue to provide service under previously established rates that are capped. SOS rates in Maryland and the District of Columbia will, however, continue to be reset to market rates through annual procurement processes, and may offer future opportunities to build the electric customer base for WGEServices.
      Full Requirements Supply. For a portion of its electricity supply, WGEServices purchases full requirements from wholesale electricity suppliers under master purchase and sale agreements, including electric energy, capacity and certain ancillary services, for resale to retail electric customers. Full

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)
requirements wholesale suppliers assume the risk for any volume and price risks associated with sales made by WGEServices. WGEServices’ principal supplier of full requirements electricity is Mirant Americas Energy Marketing L.P. (MAEM), which is an indirect wholly owned subsidiary of Mirant Corporation (Mirant). Although the full requirements agreement eliminates the electric supply risk that is associated with changes in demand, the benefits of this contractual provision are only realized to the extent MAEM performs its delivery function. During fiscal years 2005 and 2004, to reduce its reliance upon a single supplier, WGEServices entered into separate master purchase and sale agreements under which it purchases full requirements services from other wholesale electricity suppliers. Electric suppliers other than MAEM accounted for approximately ten percent of WGEServices’ full requirements electric purchases for fiscal year 2005. WGEServices does not own or operate any electric generation, electric transmission or electric distribution assets.
      On July 14, 2003, Mirant and substantially all of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. MAEM, WGEServices’ principal supplier of electricity, was included in these bankruptcy filings. As of October 18, 2005, MAEM had completed performance on all of its supply obligations to WGEServices under contracts entered into prior to the bankruptcy. These pre-bankruptcy petition contracts expired on or before October 18, 2005.
      Non-Full Requirements Supply. In order to improve its competitive position and to further diversify its electricity supply sources, commencing in the second half of fiscal year 2005, WGEServices began procuring electricity supply under contract structures other than full requirements contracts. WGEServices assembled the various components of supply, including electric energy, capacity, ancillary services and transmission service from multiple suppliers to match its customer requirements. This new strategy also reduces the potential credit exposure that WGEServices otherwise faced when dealing almost exclusively with MAEM.
      Under this purchasing approach, WGEServices assumes the responsibility of matching its customer requirements with its supply purchases. To the extent WGEServices is not able to match its customer requirements relatively closely with its supply purchases, it is exposed to electricity commodity price risk on the unmatched portion of its portfolio. WGEServices’ electric business also is exposed to fluctuations in weather. These non-full requirements purchases generally are made under fixed-volume contracts that are based on certain weather assumptions. If there are significant deviations in weather from these assumptions, WGEServices could be exposed to hourly price and volume risk that can negatively impact gross margins. At September 30, 2005, 44 percent of the WGEServices electric supply portfolio was provided under non-full requirements contracts. (refer to the section entitled “Market Risk— Price Risk Related to Retail Energy-Marketing Operations” included in Management’s Discussion).
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

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)
OPERATING ISSUES IN PRINCE GEORGE’S COUNTY, MARYLAND
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
      The current cost estimate for the rehabilitation project is $144 million. This is a significant increase in planned capital expenditures in fiscal years 2006 through 2008 (refer to the “Liquidity and Capital Resources— Capital Expenditures” section of Management’s Discussion for a table of projected capital expenditures). This current cost estimate does not consider any changes in costs associated with potential remediation steps discussed below. The actual costs that are being incurred for the work associated with this project could differ materially from the cost estimates discussed herein. However, Washington Gas has the financial resources necessary to fund this project due to its current strong cash position, and the financing options it has available.
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
      Management of Washington Gas considers the costs to be incurred related to this matter necessary to provide safe and reliable utility service. Management anticipates that costs such as these eventually will be recognized in the ratemaking process as reasonable. Washington Gas has not yet requested recovery of these costs. However, Washington Gas is considering the effect of these capital expenditures on its ability to earn its allowed rate of return in Maryland, and is evaluating the most appropriate options to enable full and timely recovery of, and return on, the amounts to be expended. There can be no prediction at this time that recovery in rates will be allowed or at what point in time such recovery may begin to be reflected in rates. Significant negative effects on earnings in future years could result if such costs are incurred and recovery in rates is not allowed.
      Washington Gas received a report dated July 1, 2005 from ENVIRON International Corporation (Environ or consultant), working with Polymer Solutions, Inc. and Akron Rubber Development Laboratory that describes the results of its investigation of the causes of the leaks of the couplings in Prince George’s County. All statements made herein regarding the report of Environ are intended to provide a summary of the material aspects of the report and should be considered in the full context of the complete report of Environ. The report of Environ should be read in conjunction with this summary for a full and more complete understanding of the issues. The report of Environ is available in its entirety on WGL Holdings’ Web site, www.wglholdings.com. The report of Environ was also filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
      As noted in its report, Environ conducted its investigation by: (1) gathering information regarding coupling design and materials, installation practices, leak patterns, gas compositions, geological information, and the experiences of other local distribution companies with similar equipment; (2) developing a list of plausible physical and chemical mechanisms which could contribute to the

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)
observed leak patterns in the field; (3) constructing a working hypothesis for the observed coupling leaks; (4) designing and conducting experiments to develop the required data to evaluate the hypothesis; and (5) reviewing the experimental data, as well as other information collected during the assignment, to make its best assessment of the most likely causes of the increased leak rate.
      The experiments conducted included exposure tests, in which various seals were immersed in different gas environments for fixed periods, with detailed dimensional, weight and hardness measurements being made before, during and after exposure. A key feature of these tests was the evaluation of a set of seals that had been exposed to a reference pipeline gas composition for a fixed period and was then switched to an LNG composition like that contained in the gas coming out of the Cove Point LNG terminal for a further period. Other sets of seals remained in the reference pipeline gas environment.
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
      Based on its study, Environ concluded that there is a combination of three contributing factors to the higher leak rates of seals on couplings. One of these is the change in the gas composition resulting from a change in the gas supply arising from the reactivation of the Cove Point terminal. The Cove Point gas has a lower concentration of heavy hydrocarbons (HHCs) than domestic natural gas. A characteristic of the rubber material comprising the seals in the couplings is the ability of the seals to both adsorb and desorb HHCs. When seals are exposed to higher levels of HHCs, they swell in size and cause a tighter seal. However, when gas is introduced that has a lower level of HHCs, the seals shrink in size and there is a greater propensity for those seals to cause the couplings to leak.
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
      The relevant change that explains the higher incidence of leaks in the affected area of Prince George’s County is the composition of the gas resulting from the introduction of Cove Point gas. The Cove Point gas manifests such a change in composition because, during its processing into a liquid prior to importation, certain HHCs are required to be removed. These same HHCs, which are present in domestic natural gas, had previously enabled the flexibility and sealing capability of the rubber seals during their in-service life. The higher failure rate of the rubber seals in the specific geographic area of Prince George’s County results from the proximity of Washington Gas’ gate station to the pipeline (gate stations are entrance points to Washington Gas’ distribution system from a pipeline) that receives Cove Point gas from the LNG terminal for delivery to Washington Gas.
      The Environ report also documents that the adsorption/desorption of HHCs by seal materials is a reversible process. Based on discussions between management and Environ, and examination of testing data and conclusions of another utility that had a similar experience, Washington Gas expects that it is highly possible to reverse the known condition of the seals in the affected area of Prince George’s County, and prevent the emergence of premature failures of mechanical couplings located in the affected area and elsewhere in Washington Gas’ service territory that may receive supplies of Cove Point gas and has mechanical couplings. Washington Gas has requested that the consultant recommend to Washington Gas the optimal gas composition that will cause the effect of the Cove Point gas to reverse the conditions noted to date and that will avoid premature seal shrinkage in the affected area in Prince George’s County and elsewhere on the system. After Washington Gas has received this information from the consultant on the optimal gas composition, it will evaluate its ability to achieve a gas mixture in which this optimal level can

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)
be attained. Until reversal in the shrinkage of seals has been demonstrated in the field, Washington Gas will continue with its current rehabilitation program in the affected area in Prince George’s County.
      The Company has continued to evaluate the causes and solutions related to the higher failure rate in seals discussed above. Data and analysis continue to confirm that changes in gas composition explain the higher failure rates.
      Washington Gas has not experienced any change in historical leak levels in parts of the system outside of the affected area of Prince George’s County. However, the volume of natural gas coming through the Cove Point pipeline may increase by 80 percent in 2008, and a large portion of that gas may come into the Washington Gas system. Such gas deliveries will come into the Washington Gas system directly from gate stations on the Cove Point pipeline as well as through gate stations on the pipelines that interconnect with Cove Point and receive large volumes of the Cove Point gas. Accordingly, Washington Gas is considering alternative approaches to address the currently affected area of Prince George’s County, as well as the potential effect of Cove Point gas on other portions of Washington Gas’ distribution system affected by the delivery of Cove Point gas in various concentrations at other gate stations.
      The first potential approach is for Dominion to condition all gas leaving the Cove Point terminal by restoring HHCs that were previously removed from the natural gas during the liquefaction process. Such an approach would require equipment to store, condition and inject HHCs at the terminal. As such, it is likely that the cost of this approach could be reflected in the rates charged by Cove Point for LNG terminal and transportation service. Such rates would be subject to the approval of the FERC. This potential approach would require no significant additional investment by Washington Gas downstream at each city gate because all natural gas coming from the Cove Point facility would be interchangeable with domestic natural gas, including gas delivered into the affected area of Prince George’s County. However, even if this approach is implemented, Washington Gas will continue to proceed with its current rehabilitation and special leak surveys of the affected area of Prince George’s County until it has been determined that the situation in the affected area of Prince George’s County has reversed itself. Washington Gas would have to obtain Dominion’s cooperation and support to implement this approach. Further investigation may conclude that this approach may be impractical due to space constraints, existing environmental agreements and other concerns.
      The second potential approach, to be implemented to serve areas that receive relatively large quantities of Cove Point gas and that have mechanically coupled pipe, is to develop a coordinated approach with Cove Point, the LNG shippers and the interconnected interstate pipelines that connect to the Cove Point line, to blend domestically produced natural gas into any stream of Cove Point gas that is distributed by the Cove Point facility and flows into the interconnected pipelines and then into Washington Gas’ distribution system. Such blending, if it can be consistently achieved at appropriate levels, will introduce HHCs present in the domestic sources of natural gas flowing on the interconnected pipelines. Additional studies are underway to confirm the blending requirements. Washington Gas will only be able to implement this approach with the cooperation of all or some of the parties mentioned above related to this approach. Further investigation may conclude that this approach may be impractical in that Dominion and other interstate pipelines may not be able to reliably blend domestically produced natural gas with the LNG in conjunction with other of Washington Gas’ interconnected pipelines. As discussed further below, Washington Gas has recently filed comments and a request for a hearing before the FERC in two Dominion Cove Point expansion certificate applications. In each case, the expansion proposed by Cove Point will introduce significantly more volumes of gas from the Cove Point terminal into the interconnected downstream pipelines.
      The third potential approach is the installation of equipment at each of the gate stations that are most likely to receive a relatively large concentration of Cove Point gas (estimated to be seven stations in total) and add HHCs into the gas stream before it is introduced into Washington Gas’ distribution system. The process of re-injecting HHCs that have been removed during the liquefaction process back into the distribution system is a normal and customary step in many LNG peak-shaving plants. Because of the high concentration of Cove Point gas being received at the gate station that serves the affected area of Prince

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)
George’s County, Washington Gas has begun to obtain the necessary approvals to construct such a facility to inject HHCs at this particular gate station; this facility is expected to be operational in January 2006, at an estimated additional cost of $1.6 million. Although the installation of the equipment at this gate station may reverse or partially reverse the effect of the Cove Point gas on the distribution system in the affected part of Prince George’s County and reduce the current cost estimate of $144 million, Washington Gas plans to continue the rehabilitation of the area in Prince George’s County and to continue the special leak surveys until there is appropriate evidence that the desired reversal has occurred. Washington Gas has begun the planning necessary to construct similar facilities at the other six gate stations in anticipation that Cove Point gas flowing into the interconnected pipelines may increase prior to 2008. Washington Gas may not need to construct them at all if one or a combination of the other two potential approaches discussed above is implemented; however, it appears to be increasingly unlikely that the other potential approaches will be available or practical. Washington Gas has significant control over the majority of the land, facilities and logistics required to implement this approach, subject to attaining any necessary permitting or authorizations.
      The concept of such a facility is similar in design to Washington Gas’ existing process of odorizing natural gas by injecting natural gas with a chemical that gives it its unique odor. Although small in scale, odorizing natural gas is an automated process completed at each gate station. Facilities needed for injecting HHCs would include a storage tank for the liquid, metering, pumping and injecting equipment. The estimated cost of the acquisition and installation of equipment needed to inject HHCs into the gas stream at Washington Gas gate stations is an average of $1 million at each station, for a total of $7 million at all seven gate stations at which such facilities will potentially be installed. Washington Gas expects that these facilities’ costs should be includible in the rate base upon which Washington Gas is allowed to earn an allowed rate of return. The $7 million cost does not include the cost of the HHCs which Washington Gas anticipates should be includible in its purchased gas adjustment charge.
      Washington Gas is committed to the use of natural gas from the Cove Point terminal to satisfy the needs of its customers. Washington Gas is willing to work with Dominion Cove Point LNG, the shippers who bring LNG into the Cove Point terminal and the interstate pipelines that deliver gas to Washington Gas in order to achieve and implement an appropriate solution to the issue of gas interchangeability affecting its system.
      Washington Gas is also requesting the FERC to invoke its authority for ensuring the safety and reliability of the Cove Point flowing gas through the Washington Gas distribution system. In fiscal year 2005, Dominion requested authorization from the FERC to expand the capacity of its Cove Point LNG terminal. This proposed expansion, if approved, could increase the exposure of other areas within the Washington Gas distribution system to Cove Point gas that may be either minimally blended with pipeline supply or unblended, thereby potentially affecting the safety of the distribution system. On November 2, 2005, Washington Gas filed a protest, a request for an evidentiary hearing, and other requests with the FERC relating to the proposed expansion of the Cove Point LNG terminal. In its protest, Washington Gas requested that the FERC deny Dominion’s request to expand the Cove Point LNG terminal until it has demonstrated that the Cove Point gas is of such quality that it is fully interchangeable with the natural gas historically received by Washington Gas, and that Cove Point gas will not cause harm to its customers or to the infrastructure of Washington Gas’ distribution system. On November 15, 2005, Cove Point filed a request with the FERC to reject Washington Gas’ November 2, 2005 protest. On November 17, 2005, Statoil Natural Gas LLC, BP Energy Company and Shell NA LNG (collectively referred to as the “LTD-1 Shippers”) filed a joint request to the FERC to reject the protest. On November 30, 2005 and December 2, 2005, Washington Gas filed responses to the FERC opposing the requests of Cove Point and LTD-1 Shippers. The Maryland Office of the People’s Counsel and the PSC of MD have filed with the FERC in support of Washington Gas’ request for an evidentiary hearing in order to resolve the issues raised.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)
ENVIRONMENTAL MATTERS
       The Company and its subsidiaries are subject to federal, state and local laws and regulations related to environmental matters. These evolving laws and regulations may require expenditures over a long timeframe to control environmental effects. Almost all of the environmental liabilities the Company and its subsidiaries have recorded are for costs expected to be incurred to remediate sites where the Company or a predecessor affiliate operated manufactured gas plants (MGP). Estimates of liabilities for environmental response costs are difficult to determine with precision because of the various factors that can affect their ultimate level. These factors include, but are not limited to the following:

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
      Washington Gas has identified up to ten sites where it or its predecessors may have operated MGPs. Washington Gas last used any such plant in 1984. In connection with these operations, Washington Gas is aware that coal tar and certain other by-products of the gas manufacturing process are present at or near some former sites, and may be present at others. Washington Gas does not believe that any of the sites present any unacceptable risk to human health or the environment.
      At one of the former MGP sites, studies show the presence of coal tar under the site and an adjoining property. Washington Gas has taken steps to control the movement of contaminants into an adjacent river by installing a water treatment system that removes and treats contaminated groundwater at the site. Washington Gas received approval from governmental authorities for a comprehensive remediation plan for the majority of the site that will allow commercial development of Washington Gas’ property. Washington Gas has entered into an agreement with a national developer for the development of this site in phases. The first two phases have been completed, with Washington Gas retaining a ground lease on each phase. The owner of the affected adjoining property has developed a final remediation plan for that portion of the site, and Washington Gas will negotiate an agreement with the owner to perform the remediation.
      At a second former MGP site and on an adjacent parcel of land, Washington Gas developed a “monitoring-only” remediation plan for the site. This remediation plan received approval under a state voluntary closure program.
      Washington Gas does not expect that the ultimate impact of these matters will have a material adverse effect on its capital expenditures, earnings or competitive position. Washington Gas believes, at this time, that the appropriate remediation has been or is being undertaken, or that no remediation is necessary at the remaining eight sites. See Note 13 of the Notes to Consolidated Financial Statements for a further discussion of environmental response costs.
OTHER INFORMATION ABOUT THE BUSINESS
       The regulated utility is not dependent upon a single customer or group of customers such that the loss of any one or more of such customers would have a significant adverse effect on the regulated utility. As previously discussed, Washington Gas served over one million customers at September 30, 2005. The Company’s energy-marketing segment is not heavily dependent on any one customer or group of

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (concluded)
customers. The commercial HVAC segment derived approximately 42 percent and 44 percent of revenues from one customer, the Federal Government, in fiscal years 2005 and 2004, respectively.
      The Company’s utility business is weather-sensitive and seasonal since the majority of its business is derived from residential and small commercial customers who use natural gas for space heating purposes. In fiscal year 2005, 77 percent of the total therms delivered in the regulated utility’s franchise area, excluding deliveries for electric generation occurred in the regulated utility’s first and second fiscal quarters. The Company’s utility earnings are typically generated during these two quarters and the regulated utility historically incurs net losses in the third and fourth fiscal quarters. The timing and level of approved rate increases can affect the results of operations. The seasonal nature of the regulated utility’s business creates large variations in short-term cash requirements, primarily due to the fluctuations in the level of customer accounts receivable, accrued utility revenues and storage gas inventories. Washington Gas finances these seasonal requirements primarily through the sale of commercial paper and unsecured short-term bank loans.
      The operations of WGEServices are also seasonal, with large amounts of electricity being sold in the summer months and large amounts of natural gas being sold in the winter months. Working capital requirements vary significantly during the year, and these variations are financed primarily through the Company’s issuance of commercial paper and unsecured short-term bank loans.
      The Company’s research and development costs during fiscal years 2005, 2004 and 2003 were not material.
      At September 30, 2005, the Company and its wholly owned subsidiaries had 1,868 employees comprising 1,650 utility and 218 non-utility employees.
      The Company’s Code of Conduct, Corporate Governance Guidelines, and charters for the Governance, Audit and Human Resources committees of the Board of Directors are available on the corporate Web site www.wglholdings.com. Copies also may be obtained by request to the Corporate Secretary at WGL Holdings, Inc., 101 Constitution Ave., N.W., Washington, D.C. 20080. The Company makes available free of charge on its corporate Web site, its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments thereto, as soon as reasonably practicable after such reports have been electronically filed with or furnished to the Securities and Exchange Commission (SEC). Additional information about WGL Holdings is also available on its Web site. The Company’s Chairman and Chief Executive Officer certified to the New York Stock Exchange (NYSE) on March 1, 2005 that, as of that date, he was unaware of any violation by the Company of the NYSE’s corporate governance listing standards.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 2. Properties
ITEM 2. PROPERTIES

       At September 30, 2005, WGL Holdings and its subsidiaries provided services in various areas of Virginia, the District of Columbia and Maryland, and held certificates of convenience and necessity, licenses and permits necessary to maintain and operate their respective properties and businesses. The regulated utility segment is the only segment where property, plant and equipment is a significant asset.
      Property, plant and equipment is stated at original cost, including labor, materials, taxes and overhead costs incurred during the construction period. Washington Gas calculates depreciation applicable to its utility gas plant in service primarily using a straight-line method over the estimated remaining life of the plant. The composite depreciation and amortization rate of the regulated utility was 3.48 percent during fiscal years 2005 and 2004, and 3.20 percent during fiscal year 2003, which included an allowance for estimated accrued non-legal asset removal costs (see Note 1 of the Notes to Consolidated Financial Statements).
      At September 30, 2005, the regulated utility segment had approximately 636 miles of transmission mains, 11,478 miles of distribution mains, and 13,210 miles of distribution services. The regulated utility has the storage capacity for approximately 15 million gallons of propane for peak shaving.
      Washington Gas owns approximately 40 acres of land and a building (built in 1970) at 6801 Industrial Road in Springfield, Virginia. The Springfield site performs both operating and certain administrative functions of the regulated utility. Washington Gas also holds title to land and buildings used as substations for its utility operations.
      Washington Gas also has peaking facilities to enhance deliverability in periods of peak demand in the winter that consist of propane air plants in Springfield, Virginia (Ravensworth Station), and Rockville, Maryland (Rockville Station). Hampshire operates an underground natural gas storage field in Hampshire County, West Virginia. Hampshire accesses the storage field through 12 storage wells that are connected to an 18-mile pipeline gathering system. Hampshire also operates a compressor station for injection of gas into storage. For pipeline year 2006, management estimates that the Hampshire storage facility has the capacity to supply approximately 2.0 billion cubic feet of natural gas to the regulated utility’s system for meeting seasonal demands.
      Washington Gas owns a 12-acre parcel of land located in Southeast Washington, D.C. Washington Gas entered into an agreement with a national developer in February 2000 to develop this land in phases. Washington Gas selected the developer to design, execute and manage the various phases of the development. The development, Maritime Plaza, is intended to be a mixed-use commercial project that will be implemented in five phases. The first two phases have been developed, with Washington Gas retaining a 99-year ground lease on each phase. See the sections entitled “Subsidiaries” and “Environmental Matters” under Item 1 of this report for a discussion regarding WG Maritime and the Environmental Matters section for additional information regarding this development.
      Facilities utilized by the Company’s corporate headquarters, as well as by the retail energy-marketing and commercial HVAC segments, are located in the Washington, D.C. metropolitan area and are leased.
      The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by the regulated utility other than a small amount of property that is expressly excluded. At September 30, 2005 and 2004, no debt was outstanding under the Mortgage.
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
Part I
ITEM 3. LEGAL PROCEEDINGS

       None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
EXECUTIVE OFFICERS OF THE REGISTRANTS

       The names, ages and positions of the executive officers of the registrants at October 1, 2005, are listed below along with their business experience during the past five years. The age of each officer listed is as of the date of filing of this report. There is no family relationship among the officers.
      Unless otherwise indicated, all officers have served continuously since the dates indicated, and all positions are executive officers listed with Washington Gas Light Company.

Executive Officers

Date Elected or
Name, Age and Position with the registrants	Appointed

Vincent L. Ammann, Jr., Age 46 (1,2)
Vice President (finance)	October 1, 2005
Vice President (finance) of WGL Holdings, Inc.	October 1, 2005
Assistant to the Chief Financial Officer	March 29, 2004

Elizabeth M. Arnold, Age 53 (1)
Vice President (corporate strategy)	January 24, 2004
Vice President (corporate strategy) of WGL Holdings, Inc.	January 24, 2004
Vice President (corporate strategy and non-utility businesses) of WGL Holdings, Inc.	October 31, 2000
Vice President (corporate strategy and non-utility businesses)	July 3, 2000

Thomas F. Bonner, Age 57 (3)
Vice President (engineering and construction)	October 1, 2005
Vice President (gas transportation)	April 29, 2002

Beverly J. Burke, Age 54 (1)
Vice President and General Counsel	July 1, 2001
Vice President and General Counsel of WGL Holdings, Inc.	July 1, 2001
Vice President and Assistant General Counsel	October 1, 1998

Gautam Chandra, Age 39 (1,4)
Vice President (performance improvement)	October 1, 2005
Vice President (performance improvement and non-utility operations) of WGL Holdings, Inc.	October 1, 2005
Division Head (finance support and non-utility businesses)	January 5, 2004
Division Head (achieving operational excellence)	December 12, 2002

Adrian P. Chapman, Age 48
Vice President (operations, regulatory affairs and energy acquisition)	October 1, 2005
Vice President (regulatory affairs and energy acquisition)	March 31, 1999

James H. DeGraffenreidt, Jr., Age 52 (1)
Chairman of the Board and Chief Executive Officer	October 1, 2001
Chairman of the Board and Chief Executive Officer of WGL Holdings, Inc.	October 1, 2001
Chairman of the Board, President and Chief Executive Officer of WGL Holdings, Inc.	October 31, 2000
Chairman of the Board, President and Chief Executive Officer	July 1, 2000

Shelley C. Jennings, Age 57 (1)
Treasurer of WGL Holdings, Inc.	January 13, 2000
Treasurer	March 31, 1999

WGL Holdings, Inc.
Washington Gas Light Company
Part I

Executive Officers

Date Elected or
Name, Age and Position with the registrants	Appointed

Frederic M. Kline, Age 54 (1)
Vice President and Chief Financial Officer of WGL Holdings, Inc.	January 13, 2000
Vice President and Chief Financial Officer	March 31, 1999

Wilma Kumar-Rubock, Age 57
Vice President (information technology) and Chief Information Officer	October 1, 2001
Chief Information Officer	November 13, 2000
Division Head	April 3, 2000

Terry D. McCallister, Age 50 (1)
President and Chief Operating Officer	October 1, 2001
President and Chief Operating Officer of WGL Holdings, Inc.	October 1, 2001
Vice President (operations and gas transportation)	June 28, 2000

Mark P. O’Flynn, Age 55 (1,5)
Controller	February 18, 2002
Controller of WGL Holdings, Inc.	February 18, 2002

Douglas V. Pope, Age 60 (1)
Secretary of WGL Holdings, Inc.	January 13, 2000
Secretary	July 25, 1979

Roberta W. Sims, Age 51
Vice President (corporate relations and communications)	January 31, 1996

James B. White, Age 55
Vice President (customer service)	October 14, 2002
Vice President (business development)	February 21, 1996

William Zeigler, Jr., Age 60 (6)
Vice President (human resources and organizational development)	February 1, 2004
Division Head (organizational development)	February 10, 2003

(1)	Executive Officer of both WGL Holdings, Inc. and Washington Gas Light Company.
(2)	Mr. Ammann was previously employed by Southern Connecticut Gas Company and Connecticut Natural Gas Corporation, subsidiaries of Energy East Corporation, where he served as Senior Vice President, Finance and Administration. Prior to working for Southern Connecticut Gas Company, Mr. Ammann held various audit and consulting positions for Deloitte & Touche in Washington, D.C. and Detroit, Michigan.
(3)	Mr. Bonner has previously served in executive positions in gas supply, customer services, operations and engineering at South Jersey Gas Company, Philadelphia Gas Works and Boston Gas Company.
(4)	Mr. Chandra was previously employed by Cambridge Strategy Group, LLC where he served as Managing Director. Prior to working for Cambridge Strategy Group, LLC, Mr. Chandra was the President & CEO of SmartEnergy, Inc.
(5)	Mr. O’Flynn has more than 30 years of experience in various finance positions with natural gas and electric utilities. He has previous experience as a CFO, controller and treasurer of utility companies that were SEC registrants.
(6)	Mr. Zeigler was previously employed by Ernst & Young LLP (E&Y) where he served as National Director of Leadership and Organizational Change. Prior to joining E&Y, Mr. Zeigler was Senior Director, Organization Development and Training with Praxair, Inc. of Danbury, CT.

WGL Holdings, Inc.
Part II
Item 5. Market for Registrant’s Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

       At October 31, 2005, WGL Holdings had 15,593 common shareholders of record. During fiscal years 2005 and 2004, WGL Holdings’ common stock was listed for trading on the New York Stock Exchange and was shown as “WGL Hold” or “WGL Hldgs” in newspapers. The Company did not purchase any of its outstanding common stock during fiscal years 2005 and 2004. The table below shows quarterly price ranges and quarterly dividends paid for fiscal years ended September 30, 2005 and 2004.

Common Stock Price Range and Dividends Paid

			Dividends	Dividend
			Paid Per	Payment
	High	Low	Share	Date

Fiscal Year 2005
Fourth quarter	$34.79	$31.39	$0.3325	08/1/05
Third quarter	33.96	29.66	0.3325	05/1/05
Second quarter	31.97	28.85	0.3250	02/1/05
First quarter	31.43	27.71	0.3250	11/1/04

Fiscal Year 2004
Fourth quarter	$29.68	$26.91	$0.3250	08/1/04
Third quarter	30.39	26.66	0.3250	05/1/04
Second quarter	30.18	27.15	0.3200	02/1/04
First quarter	28.55	26.20	0.3200	11/1/03

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 6. Selected Financial Data
ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL AND OPERATIONS DATA

(In thousands, except per share data)

Years Ended September 30,	2005	2004	2003	2002	2001

SUMMARY OF EARNINGS
Utility operating revenues	$1,379,390	$1,267,948	$1,301,057	$925,131	$1,446,456
Less: Cost of gas	772,898	668,968	696,561	459,149	904,416
Revenue taxes	58,170	50,079	40,465	27,549	40,616

Utility net revenues	$548,322	$548,901	$564,031	$438,433	$501,424

Utility operation and maintenance expenses	$237,332	$226,751	$216,255	$205,061	$194,469
Non-utility operating revenues	$806,912	$821,655	$763,191	$659,671	$493,063
Net income	$103,493	$96,637	$112,342	$39,121	$82,445
Earnings per average common share
Basic	$2.13	$1.99	$2.31	$0.81	$1.75
Diluted	$2.11	$1.98	$2.30	$0.80	$1.75

CAPITALIZATION—YEAR-END
Common shareholders’ equity	$893,992	$853,424	$818,218	$766,403	$788,253
Washington Gas Light Company Preferred stock	28,173	28,173	28,173	28,173	28,173
Long-term debt, excluding current maturities	584,150	590,164	636,650	667,951	584,370

Total capitalization	$1,506,315	$1,471,761	$1,483,041	$1,462,527	$1,400,796

OTHER FINANCIAL DATA
Total assets—year-end	$2,600,600	$2,504,908	$2,436,052	$2,339,146	$2,292,999
Property, plant and equipment–net—year-end	$1,969,683	$1,915,551	$1,874,923	$1,832,325	$1,731,633
Capital expenditures
Accrual basis(a)	$124,258	$113,439	$129,083	$162,383	$130,215
Adjustments for non-cash items	(11,246)	(4,897)	462	1,217	4,264

Cash basis	$113,012	$108,542	$129,545	$163,600	$134,479
Long-term obligations—year-end	$584,150	$590,164	$636,650	$667,951	$584,370

COMMON STOCK DATA
Annualized dividends per share	$1.33	$1.30	$1.28	$1.27	$1.26
Dividends declared per share	$1.3225	$1.2950	$1.2775	$1.2675	$1.2550
Book value per share—year-end	$18.36	$17.54	$16.83	$15.78	$16.24
Return on average common equity	11.8%	11.6%	14.2%	5.0%	11.0%
Dividend yield on book value	7.2%	7.4%	7.6%	8.0%	7.7%
Dividend payout ratio	62.1%	65.1%	55.3%	156.5%	71.7%
Shares outstanding—year-end (thousands)	48,704	48,653	48,612	48,565	48,543

UTILITY GAS SALES AND DELIVERIES (thousands of therms)
Gas sold and delivered
Residential firm	625,251	629,728	648,809	509,243	634,949
Commercial and industrial
Firm	222,587	226,407	239,628	193,917	258,546
Interruptible	7,809	7,626	12,163	10,646	11,927

Total gas sold and delivered	855,647	863,761	900,600	713,806	905,422

Gas delivered for others
Firm	434,099	454,549	496,889	346,910	365,262
Interruptible	279,924	268,483	257,799	277,367	251,039
Electric generation	73,874	41,052	67,245	169,210	165,918

Total gas delivered for others	787,897	764,084	821,933	793,487	782,219

Total utility gas sales and deliveries	1,643,544	1,627,845	1,722,533	1,507,293	1,687,641

OTHER STATISTICS
Active customer meters—year-end	1,012,105	990,062	959,922	939,291	903,789
New customer meters added	26,682	29,438	26,167	31,205	32,188
Degree days—actual	4,023	4,024	4,550	3,304	4,314
Weather percent colder (warmer) than normal	5.9%	6.1%	19.8%	(13.4)%	13.1%

(a)	Excludes Allowance for Funds Used During Construction. Includes capital expenditures accrued and capital expenditure adjustments recorded in the fiscal year.

WGL Holdings, Inc.
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
      Management’s Discussion is divided into the following two major sections:

•	WGL Holdings—This section describes the financial condition and results of operations of WGL Holdings and its subsidiaries on a consolidated basis. It includes discussions of WGL Holdings’ regulated utility and non-utility operations. The majority of WGL Holdings’ operations are derived from the results of its regulated utility, Washington Gas Light Company (Washington Gas or the regulated utility) and, to a much lesser extent, the results of its non-utility operations. For more information on the Company’s regulated utility operations, please refer to the Management’s Discussion for Washington Gas.

•	Washington Gas—This section describes the financial condition and results of operations of Washington Gas, a wholly owned subsidiary that comprises the majority of WGL Holdings’ regulated utility segment. The financial condition and results of operations of Washington Gas’ utility operations and WGL Holdings’ regulated utility segment are essentially the same.
      Both of the major sections of Management’s Discussion—WGL Holdings and Washington Gas—should be read to obtain an understanding of the Company’s operations and financial performance. Management’s Discussion also should be read in conjunction with the respective company’s financial statements and the combined Notes to Consolidated Financial Statements thereto.
      The Glossary of Key Terms included in this Annual Report on Form 10-K defines certain terms used in this Management’s Discussion. Bold Italics indicate the first reference to a term defined in the Glossary of Key Terms.
      Unless otherwise noted, earnings per share amounts are presented herein on a diluted basis, and are based on weighted average common and common equivalent shares outstanding. The earnings per share of any segment does not represent a direct legal interest in the assets and liabilities allocated to any one segment, but rather represents a direct equity interest in WGL Holdings’ assets and liabilities as a whole.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
Management’s Discussion Table of Contents
EXECUTIVE OVERVIEW
       Introduction
       WGL Holdings, through its wholly owned subsidiaries, sells and delivers natural gas and provides a variety of energy-related products and services to customers primarily in Washington, D.C. and the surrounding metropolitan areas in Maryland and Virginia. The Company’s core subsidiary, Washington Gas, is involved in the delivery and sale of natural gas that primarily is regulated by state regulatory commissions. Through the wholly owned, unregulated subsidiaries of Washington Gas Resources Corporation (Washington Gas Resources), the Company also offers energy-related products and services that are related to its core business. In response to changes in federal and state regulation, the Company offers competitively priced natural gas and electricity to customers through Washington Gas Energy Services (WGEServices), its unregulated retail energy-marketing subsidiary.
      WGL Holdings has three operating segments that are described below:

•	regulated utility;

•	retail energy-marketing; and

•	commercial heating, ventilating and air conditioning (HVAC) products and services.
      Transactions not specifically identifiable in one of the above three segments are accumulated and reported in the category “Other Activities.”
      Regulated Utility. With approximately 94 percent of the Company’s consolidated total assets, the regulated utility segment (consisting of Washington Gas and Hampshire Gas Company) delivers natural gas to retail customers in accordance with tariffs approved by the District of Columbia, Maryland and Virginia regulatory commissions that have jurisdiction over Washington Gas’ rates. These rates are intended to provide the regulated utility with an opportunity to earn a just and reasonable rate of return on the investment devoted to the delivery of natural gas to customers. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third-party marketers. The regulated utility does not earn a profit or incur a loss when it sells the natural gas commodity because utility customers are charged for the natural gas commodity at the same cost that the regulated utility incurs. At September 30, 2005, the regulated utility was selling and delivering the natural gas commodity to 84.9 percent of its customers. The remaining 15.1 percent of Washington Gas’ customers utilized the delivery services of Washington Gas for delivery of the natural gas commodity purchased from

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
unregulated third-party marketers, one of which is WGEServices. Factors critical to the success of the regulated utility include: (i) operating a safe and reliable natural gas distribution system; (ii) having sufficient natural gas supplies to serve the demand of its customers; (iii) being competitive with other sources of energy such as electricity, fuel oil and propane and (iv) being able to recover the costs and expenses of this business in the rates it charges to customers. These costs and expenses include a just and reasonable rate of return on invested capital as authorized by the regulatory commissions having jurisdiction over the regulated utility’s rates. Hampshire Gas Company (Hampshire), a wholly owned subsidiary of WGL Holdings, operates an underground natural gas storage facility that is regulated by the Federal Energy Regulatory Commission (FERC). Washington Gas purchases all of the storage services of Hampshire and includes the cost of these services in the bills sent to its customers. Hampshire operates under a “pass-through” cost of service-based tariff approved by the FERC, and adjusts its billing rates to Washington Gas on a periodic basis to account for changes in its investment in utility plant and associated expenses.
      Retail Energy-Marketing. WGEServices, a wholly owned subsidiary of Washington Gas Resources, competes with other unregulated third-party marketers by selling natural gas and electricity directly to residential, commercial and industrial customers, both inside and outside of the regulated utility’s traditional service territory. WGEServices does not own or operate any natural gas or electric generation, production, transmission or distribution assets. Rather, it sells natural gas and electricity with the objective of earning a profit, and these commodities are delivered to retail customers through the assets owned by regulated utilities, such as Washington Gas or other unaffiliated natural gas or electric utilities. Factors critical to the success of the retail energy-marketing business are: (i) managing the market risk of the difference between the sales price committed to customers under sales contracts and the cost of natural gas and electricity needed to satisfy these sales commitments; (ii) managing credit risks associated with customers of and suppliers to this segment; (iii) having sufficient deliverability of natural gas and electric supplies to serve the demand of its customers which can be affected by the ability of natural gas producers, pipeline gatherers, natural gas processors, interstate pipelines and suppliers of electricity to deliver the respective commodities and (iv) controlling the level of selling, general and administrative expenses, including customer acquisition expenses.
      Commercial HVAC. Two wholly owned subsidiaries of Washington Gas Resources, American Combustion Industries, Inc. (ACI) and Washington Gas Energy Systems, Inc. (WGESystems), provide turnkey, design-build and renovation projects, and maintenance services to the commercial and government markets. The commercial HVAC operations focus on retrofitting the mechanical, electrical and energy-related systems of a large number of aging commercial and government structures, primarily in the District of Columbia and portions of Maryland and Virginia. Factors critical to the success of the commercial HVAC business include: (i) generating adequate revenue from the government and private sectors in the new construction and retrofit markets; (ii) building a stable base of service relationships; (iii) estimating and managing fixed-price contracts and (iv) controlling selling, general and administrative expenses.
      Refer to the Business section under Item 1 of this report for a further discussion of the Company’s regulated utility and unregulated businesses. For a further discussion of the Company’s financial performance by operating segment, refer to Note 16 of the Notes to Consolidated Financial Statements.
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

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
      Common Equity Ratio. This ratio is calculated by dividing total common shareholders’ equity by the sum of common shareholders’ equity, preferred stock and long-term debt (including current maturities). Maintaining this ratio in the mid-50 percent range affords the Company financial flexibility and access to long-term capital at relatively low costs. Refer to the section entitled “Liquidity and Capital Resources—General Factors Affecting Liquidity” included herein for a discussion of the Company’s capital structure.
PRIMARY FACTORS AFFECTING WGL HOLDINGS AND WASHINGTON GAS
       The following is a summary discussion of the primary factors that affect the operations and/or financial performance of the regulated and unregulated businesses of WGL Holdings and Washington Gas. Refer to the section entitled “Business” under Item 1 of this report for a more detailed discussion of these and other related factors that affect the operations and/or financial performance of WGL Holdings and Washington Gas.
       Weather Conditions and Weather Patterns
       The Company’s regulated utility operations are weather sensitive, with a significant portion of its revenues derived from the delivery of natural gas to residential and commercial heating customers during the winter season. Generally, weather conditions directly influence the volume of natural gas delivered by the regulated utility. However, weather patterns may become erratic during “shoulder” months within the Company’s fiscal year in which the Company is going into or coming out of the primary portion of its winter heating season. During the shoulder months within quarters ending December 31 (particularly in October and November) and within quarters ending June 30 (particularly in April and May), customer heating usage may not correlate highly with the level of recorded heating degree days during those months when weather patterns experienced are not consistently cold or warm.
      The regulated utility’s rates are determined on the basis of expected normal weather conditions. As such, deviations in weather from normal levels can affect the Company’s financial performance. Prior to October 1, 2005, Washington Gas did not have a ratemaking provision in any of its jurisdictions that allowed for revenues to be adjusted for the difference between actual weather conditions in a particular year and the expected normal weather conditions that are used to establish rates. Instead, the regulated utility had a five-year weather insurance policy designed to protect against a portion of warmer-than-normal weather for all of its jurisdictions. This weather insurance policy expired on September 30, 2005.
      During fiscal year 2005, Washington Gas initiated efforts to obtain ratemaking provisions in Maryland and Virginia that are designed to moderate the volatility of its revenues and customers’ monthly billing due to variations in weather from normal levels. In August 2005, Washington Gas received approval from the Public Service Commission of Maryland (PSC of MD) to implement a Revenue Normalization Adjustment mechanism (RNA), a billing adjustment mechanism that is designed to stabilize the level of distribution charge revenues received from Maryland customers as a result of deviations in customer usage caused by variations in weather from normal levels and other matters such as conservation. The RNA became effective on October 1, 2005, which is the start of the Company’s fiscal year 2006.
      Additionally, in January 2005, Washington Gas filed a proposed Weather Normalization Adjustment clause (WNA) with the State Corporation Commission of Virginia (SCC of VA) to be implemented as an experimental pilot program. The WNA was intended to reduce the effect of weather volatility from normal levels both on customers’ bills and on the earnings of Washington Gas. On December 1, 2005, the SCC of VA denied Washington Gas’ request to implement the proposed WNA, but will permit the regulated utility to file a subsequent request for the WNA in the context of a general rate proceeding (refer to the section entitled “Rates and Regulatory Matters” under Item 1 of this report). On December 8, 2005, Washington Gas purchased a weather derivative as another form of weather protection to mitigate warmer-than-normal weather in Virginia.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
      Washington Gas has not sought a similar ratemaking provision with the Public Service Commission of the District of Columbia (PSC of DC). However, effective October 1, 2005, the regulated utility obtained a new three-year weather insurance policy designed to protect against nearly all of the effects of warmer-than-normal weather in the District of Columbia.
      The financial results of the Company’s energy-marketing subsidiary, WGEServices, also are affected by deviations in weather from normal levels. Since WGEServices sells both natural gas and electricity, WGEServices’ financial results may fluctuate due to deviations in weather from fiscal year to fiscal year during the winter heating and summer cooling seasons.
      Refer to the section entitled “Weather Risk” included herein for a further discussion of the Company’s weather protection mechanisms.
       Regulatory Environment and Regulatory Decisions
       Washington Gas is regulated by the PSC of DC, the PSC of MD and the SCC of VA. Hampshire is regulated by the FERC. These regulatory commissions set the rates in their respective jurisdictions that Washington Gas can charge customers for its rate-regulated services. Changes in these rates as ordered by regulatory commissions affect the Company’s financial performance.
      Washington Gas expects that regulatory commissions will continue to set the prices and terms for delivery service that give it an opportunity to earn a just and reasonable rate of return on the capital invested in its distribution system and to recover reasonable operating expenses.
      WGL Holdings is a registered holding company as defined by the Public Utilities Holding Company Act of 1935 (PUHCA). On August 8, 2005, the President of the United States of America signed the Energy Policy Act of 2005 (EPA 2005), which authorizes many broad energy policy provisions including significant funding for consumers and business for energy related activities, energy related tax credits, accelerated depreciation for certain natural gas utility infrastructure investments and which contains the repeal of the PUHCA. The effective date of the repeal is February 8, 2006. The Company continues to evaluate the EPA 2005, but it expects to benefit from provisions embedded in the legislation that will support the Company’s efforts to promote energy efficiency in a manner that benefits customers and shareholders (refer to the section entitled “Business” under Item 1 of this report for a detailed discussion of this matter).
       Gas Supply and Pipeline Transportation and Storage Capacity
       Natural Gas Supply and Capacity Requirements. Washington Gas is responsible for acquiring both sufficient natural gas supplies and interstate pipeline and storage capacity to meet customer requirements. As such, Washington Gas must contract for reliable and adequate delivery capacity to its distribution system, while considering the dynamics of the interstate pipeline and storage capacity market, its own on-system peaking facilities, as well as the characteristics of its customer base.
      Local distribution companies, such as Washington Gas, along with other participants in the energy industry, have raised concerns regarding the gradual depletion in the availability of additional interstate pipeline and storage capacity. Depleting pipeline and storage capacity is a business issue that must be managed by Washington Gas, whose customer base has grown at an annual rate between two and three percent. This rate of growth is expected to continue. To help maintain the adequacy of pipeline and storage capacity for its growing customer base, Washington Gas has contracted with various interstate pipeline and storage companies for the acquisition of additional existing capacity, as well as the construction of new capacity, for firm transportation and storage services to Washington Gas. One recent project involving Washington Gas for the construction of new firm transportation and storage services was completed and placed into service for the 2004-2005 winter heating season, adding 250,000 therms of daily transportation capacity, 400,000 therms of daily storage transportation capacity and 28 million therms of annual storage inventory for Washington Gas. Washington Gas is involved in other capacity expansion projects that are expected to be placed into service during fiscal years 2006-2010. Washington Gas will continue to monitor

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
other opportunities to acquire or participate in obtaining additional pipeline and storage capacity that will improve or maintain the high level of service expected by its customer base.
      Gulf Coast Natural Gas Supply Issues. Since the late summer of 2005, the Gulf Coast region has experienced a major disruption of natural gas production and processing due to hurricanes Katrina, Rita and Wilma. Such natural gas production and processing disruptions have resulted in a significant reduction of the normal 10 billion cubic feet of natural gas per day available to be delivered from the Gulf Coast region. Current forecasts (by the Federal Government and other public information from various energy sources that are monitoring the status of gas flowing from the Gulf Coast) suggest a resumption to near normal levels of natural gas production and processing during the course of the 2005-2006 winter heating season, but they are not specific as to a scheduled timeframe nor the expected volume. Based on its evaluation of these forecasts, Washington Gas currently estimates that only approximately 70 to 80 percent of the pre-hurricane natural gas production and processing from the Gulf Coast region will be available for the 2005-2006 winter heating season.
      The sources of Washington Gas’ natural gas supply for annual, seasonal, and design day delivery include firm transportation gas purchased and delivered through four interstate pipelines, gas in storage (stored in facilities that are both company-owned and leased from the interstate pipelines), various peaking facilities, and unregulated third-party marketers. Washington Gas has already delivered and injected into storage sufficient quantities of gas to maximize the availability of natural gas from its storage resources to meet customer demand for the 2005-2006 winter heating season. Washington Gas is also prepared with sufficient gas inventories in its local and contracted third-party peaking resources to attempt to satisfy this demand.
      Historically, more than 85 percent of Washington Gas’ firm transportation natural gas purchased and delivered through its contracted interstate pipeline services has been supplied from the Gulf Coast, traditionally a region where gas supply has been readily available on a daily basis. Immediately following hurricanes Katrina, Rita and Wilma, the amount of natural gas available to be introduced into the interstate pipelines in the Gulf Coast region was curtailed and allocated among the various shippers, including Washington Gas, that use interstate pipelines. To date, Washington Gas has continued to meet its customers’ daily natural gas requirements and has achieved its required storage inventory balances through natural gas purchases subsequent to the hurricanes. However, customer demand for natural gas in the mid-Atlantic and Northeast regions has not yet increased to reflect the demand of the upcoming winter heating season. Washington Gas believes that the Gulf Coast natural gas supply to be transported through its contracted interstate pipeline services for the 2005-2006 winter heating season may be subject to certain limitations. Those limitations will be a function of customer demand (colder-than-normal weather) and the degree to which natural gas production and processing actually resume at normal operational capabilities.
      Based on this view, Washington Gas has modified the composition of its natural gas portfolio by updating its traditional purchasing plan for the 2005-2006 winter heating season to include a significantly higher percentage of natural gas supply that is produced from sources outside of the Gulf Coast region. For the 2005-2006 winter heating season, Washington Gas estimates that approximately 60 percent (rather than the traditional 85 percent) of its firm transportation natural gas purchases and deliveries will come from the Gulf Coast region. Washington Gas anticipates that it will rely upon other sources outside the Gulf Coast region for the remaining 40 percent of these purchases, including natural gas from the Appalachian and Canadian regions, as well as increased levels of vaporized liquefied natural gas (LNG) through the Dominion Cove Point (Dominion or Cove Point) LNG terminal. These natural gas supplies will be delivered to Washington Gas’ distribution system utilizing existing interstate pipeline resources under contract to Washington Gas that have transportation paths that support natural gas deliveries outside the Gulf Coast region.
      Assuming the current forecast for the resumption of Gulf Coast natural gas production and processing is accurate, Washington Gas currently estimates that the quantity of alternative sources of supply that it has included in its natural gas portfolio for the 2005-2006 winter heating season will be sufficient to replace

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
the loss of its traditional Gulf Coast natural gas supply due to ongoing, but slowly diminishing limitations in Gulf Coast natural gas production and processing. This estimate includes the natural gas volumes that are the responsibility of unregulated third-party marketers in the regulated utility’s jurisdictional retail unbundling programs. Washington Gas, as a provider of last resort, is ultimately responsible for serving its firm customers (both bundled and unbundled), and has incorporated that responsibility into its estimate.
      Conversely, if Gulf Coast natural gas production and processing constraints remain at reduced levels of deliverability, then Washington Gas, under normal or colder-than-normal weather conditions during its 2005-2006 winter heating season, may need to implement contingency plans in order to maximize the number of customers served under such conditions. Contingency plans include requests to conserve to the general population and targeted curtailments to specific sections of the system, consistent with curtailment tariffs approved by regulators in each of its three jurisdictions. If requests to conserve are issued by Washington Gas or curtailments of supply result, the deliveries of natural gas that will be made by Washington Gas will be lower than the levels that would otherwise be expected. If this occurs, the Company’s net revenues and net income would be adversely affected by lower deliveries of natural gas, an amount that management cannot estimate.
      Beyond the 2005-2006 winter heating season, Washington Gas will seek to maintain diversification of its natural gas portfolio that incorporates other sources of supply outside the Gulf Coast region. This will help Washington Gas to meet customer demand despite unforeseen future supply issues that may arise similar to those as a result of the weather events in the Gulf Coast region.
      WGEServices also purchases a portion of its natural gas supply from the Gulf Coast region. Purchase commitments from certain of WGEServices’ Gulf Coast-based natural gas suppliers have been interrupted by the recent supply shortage in the Gulf Coast region caused by weather events during the 2005 fall season. All of WGEServices’ contracted natural gas supplies from the Gulf Coast region have, however, been flowing as contracted since November 1, 2005, and to date, WGEServices has continued to meet its customers’ daily natural gas requirements, and has achieved its required storage inventory balances through natural gas purchases subsequent to the hurricanes. In meeting its natural gas supply needs for the 2005-2006 winter heating season and beyond, WGEServices expects to continue to rely on a diverse set of supply sources.
      Assuming normal weather, WGEServices believes it has adequate natural gas supply to meet the demand of its retail customers under contract for the upcoming winter heating season. Should any suppliers of WGEServices fail to deliver natural gas under existing contracts due to the continuation of supply disruptions in the Gulf Coast region, WGEServices may be financially exposed for the difference between the price at which WGEServices has contracted to buy natural gas, and the replacement cost of the gas that may need to be purchased to serve its customers. Should colder-than-normal weather be experienced in the geographic areas served by WGEServices, the energy-marketing business could be required to secure additional natural gas supplies at unfavorable prices to meet the needs of its customers.
      If WGEServices is unable to secure adequate supplies of natural gas to meet the needs of its retail customers, either due to the failure of its suppliers to deliver gas or the inability to secure additional quantities of natural gas in cold weather, WGEServices may be required to return customers to the bundled services of regulated utilities. If such returns can be managed within standard regulated timeframes for returning customers to the utility, WGEServices’ losses would be limited to future margins on returned customers. Should supply limitations be so severe that WGEServices could not supply its customers within those timeframes, WGEServices could be exposed to significant penalties by the utility companies.
      Refer to the section entitled Business under Item 1 of this report for a detailed discussion of this matter.
      Rising Natural Gas Prices. Increased prices of natural gas are being driven by increased demand that is exceeding the growth in available supply. As discussed above, the fall 2005 hurricane season significantly reduced the current and anticipated availability of natural gas supply from the Gulf Coast region, causing a dramatic rise in natural gas prices during the fourth quarter of fiscal year 2005. If

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
continued, the higher natural gas prices may result in significant increases in the cost of gas billed to customers during the upcoming 2005-2006 winter heating season. Under its regulated gas cost recovery mechanisms, Washington Gas records cost of gas expense equal to the cost of gas recovered in revenues from customers. Accordingly, an increase in the cost of gas due to an increase in the purchase price of the natural gas commodity generally has no direct effect on the regulated utility’s net revenues and net income. However, net income may be reduced primarily due to higher expenses that may be incurred for uncollectible customer accounts, as well as lower volumes of natural gas deliveries to firm customers that may result due to lower natural gas consumption caused by customer conservation. Increases in the price of natural gas also can affect the Company’s operating cash flows, as well as the competitiveness of natural gas as an energy source.
      WGEServices may also be negatively affected by the indirect effects of significant increases in the wholesale price of natural gas that resulted from the Gulf Coast natural gas supply issues. Although WGEServices’ risk management policies and procedures are designed to minimize the risk that WGEServices’ natural gas purchases and the related sales commitments do not closely match, higher gas prices increase the costs associated with uncollectible accounts, borrowing costs, certain fees paid to public service commissions and other costs. To the extent that these costs cannot be recovered from retail customers in higher rates due to competitive factors, WGEServices’ operating results would be negatively affected.
      Changes in Natural Gas Consumption. Natural gas supply requirements may be affected by changes in natural gas consumption by customers. Natural gas usage per customer may decline as customers change their consumption patterns in response to: (i) more volatile and higher natural gas prices, as discussed above, and (ii) customers’ replacement of older, less efficient gas appliances with more efficient appliances. In each jurisdiction in which Washington Gas operates, changes in customer usage profiles have been reflected in recent rate case proceedings where rates have been adjusted to reflect current customer usage. In both the District of Columbia and Virginia jurisdictions, changes in customer usage by existing customers that occur subsequent to these recent rate case proceedings will have the effect of reducing revenues, which is offset by the favorable effect of adding new customers. Effective October 1, 2005, pursuant to the RNA approved by the PSC of MD, changes in customer usage by existing customers that occur subsequent to recent rate case proceedings in the Maryland jurisdiction generally will not reduce revenues, but rather will have the effect of stabilizing the level of distribution charge revenues received from customers on a monthly basis (for a further discussion of this regulatory matter, refer to the section entitled “Rates and Regulatory Matters” under Item 1 of this report and Note 14 of the Notes to Consolidated Financial Statements).
      Electricity Supply. Similar to the natural gas industry, electric customers may choose either to purchase bundled electricity service from their local electric distribution utility or to purchase electricity from a third-party marketer, such as WGEServices. Future opportunities to add new electric customers may be limited by the relationship between electric Standard Offer Service (SOS) rates offered by local electric utilities and market prices for electricity. Certain SOS rates in WGEServices’ market area continue to be below current market prices. In certain cases, electric utilities have entered into wholesale contracts to supply their SOS customers, prior to an increase in fuel prices required to generate electricity. In other cases, electric utilities continue to provide service under previously established rates that are capped. SOS rates in Maryland and the District of Columbia will, however, continue to be reset to market rates through annual procurements, and may offer future opportunities to build the electric customer base. Refer to the section entitled “Market Risk—Price Risk Related to Retail Energy-Marketing Operations” for a further discussion of WGEServices’ electricity supply.
       Maintaining the Safety and Reliability of the Natural Gas Distribution System
       Maintaining and improving the public safety and reliability of Washington Gas’ natural gas distribution system is the Company’s highest priority that benefits both customers and investors through lower costs and improved customer service. Washington Gas continually refines its safety practices, with a particular

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
focus on design, construction, maintenance, operation, replacement, inspection and monitoring practices. Operational issues affecting the public safety and reliability of Washington Gas’ natural gas distribution system that are not responded to within a timely and adequate manner could significantly and adversely affect the future earnings and cash flows of the Company, as well as result in a loss of customer confidence. The Company believes it is responding to its operational issues in a timely and adequate manner, and has the financial resources necessary to address these issues due to its current strong cash position, and the financing options it has available.
       Competitive Environment
       Competition with Other Energy Products. The regulated utility faces competition based on customers’ preference for natural gas compared to other energy products and the comparative prices of those products. The most significant product competition occurs between natural gas and electricity in the residential market. The residential market generates a significant portion of the regulated utility’s net income. In its service territory, Washington Gas continues to attract the majority of the new residential construction market. Consumers’ continuing preference for natural gas allows Washington Gas to maintain a strong market presence.
      The regulated utility has generally maintained a price advantage over electricity in its service area for traditional uses of energy such as heating, water heating and cooking. However, price volatility in the wholesale natural gas commodity market has resulted in significant increases in the cost of natural gas billed to customers. Such increases have resulted in the elimination of the traditional price advantage of natural gas. However, electricity prices may also increase in the future as prices charged for fuel to generate electricity under existing contractual arrangements are renegotiated. Changes in the competitive position of natural gas have the potential to cause a decline in the number of natural gas customers added in future years. At the present time, the regulated utility has seen no evidence of such a decline.
      In the interruptible market, the regulated utility’s customers must be capable of using a fuel other than natural gas when demand peaks for the regulated utility’s firm customers. In the interruptible market, fuel oil is the prevalent energy alternative to natural gas. The regulated utility’s success in this market depends largely on the relationship between natural gas and oil prices. Since the supply of natural gas primarily is derived from domestic sources, the relationship between supply and demand generally has the greatest impact on natural gas prices. Since a large portion of oil comes from foreign sources, political events can have significant influences on oil supplies and, accordingly, oil prices. The introduction of non-domestic supplies of LNG into the United States natural gas market may affect supply levels and have an impact on natural gas prices. To date, the effect of LNG on supply levels has been minimal.
      Deregulation and Unbundling. In each of the jurisdictions served by the Company’s regulated utility, regulators and utilities have customer choice programs. These programs allow customers to choose to purchase their natural gas and/or electric commodity from unregulated third-party marketers, rather than purchasing these commodities as part of a bundled service from the local utility. When customers choose to purchase their natural gas commodity from unregulated third-party marketers on an unbundled basis, there is no effect on the regulated utility’s net revenues or net income since Washington Gas charges its customers the cost of gas without any mark-up. However, these customer choice programs provide unregulated third-party marketers, such as WGEServices, with opportunities to profit from the sale of the natural gas commodity or electricity in competitive markets. It also enables customers to have competitive choices for natural gas and electricity. Successfully participating in this evolving marketplace also poses risks and challenges that must continue to be addressed in the Company’s current and future strategies.
      Currently, the regulated utility includes the cost of the natural gas commodity and interstate pipeline services in the purchased gas costs that it includes in firm customers’ rates, subject to regulatory review. The regulated utility’s jurisdictional tariffs contain gas cost mechanisms that allow it to recover the invoice cost of gas, including both the commodity cost of gas and the interstate pipeline services, applicable to firm customers. If Washington Gas were to determine that competition or changing regulation stemming

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
from future unbundling or other initiatives would preclude it from recovering these costs in rates, these costs would be charged to expense without any corresponding revenue recovery. Depending upon the timing, the effect of such a charge on Washington Gas’ financial position and results of operations would likely be significant. In the event that a regulatory body disallows the recovery of such costs, these costs would be borne by shareholders unless the regulatory body would grant the rate relief for such costs in the form of transitioning from bundled to unbundled deregulated services that have been traditionally paid by all customers.
      To manage this risk, Washington Gas has mechanisms in its customer choice programs that enable it to assign to participating unregulated third-party marketers 100 percent of the storage and peak winter capacity resources that were dedicated to serving bundled service customers when those customers elected an unregulated third-party marketer. Additionally, Washington Gas currently has mechanisms approved by each of its local commissions to assign certain percentages of transportation capacity resources. Washington Gas generally is renewing pipeline transportation and storage capacity contracts to meet its forecasts of increased customer gas requirements and to comply with regulatory mechanisms to provide for or make available such resources to marketers serving customers in the customer choice programs.
      Unregulated Retail Energy-Marketing. The Company’s unregulated subsidiary, WGEServices, competes with other unregulated third-party marketers to sell the natural gas commodity to customers. Marketers of the natural gas commodity compete largely on price, and gross margins are relatively small. WGEServices also competes with other unregulated third-party marketers to sell electric supply services to customers. As with natural gas, marketers of electric supply service compete largely on price, and gross margins are relatively small. WGEServices is exposed to credit and market risks associated with both its natural gas and electric supply (refer to the sections entitled “Market Risk” and “Credit Risk” included herein for a further discussion of this risk exposure and WGEServices’ management of them).
      Environmental Matters
       The Company and its subsidiaries are subject to federal, state and local laws and regulations related to environmental matters. These evolving laws and regulations may require expenditures over a long timeframe to control environmental effects. Washington Gas believes, at this time, that appropriate remediation has been or is being undertaken at all the relevant sites. Refer to Note 13 of the Notes to Consolidated Financial Statements for a further discussion of these matters.
      Industry Consolidation
       In recent years, the energy industry has seen a number of consolidations, combinations, disaggregations and strategic alliances. Consolidation will present combining entities with the challenges of remaining focused on the customer and integrating different organizations. Others in the energy industry are discontinuing operations in certain portions of the energy industry or divesting portions of their business and facilities.
      From time to time, the Company performs studies and, in some cases, holds discussions regarding utility and energy-related investments and strategic transactions with other companies. The ultimate effect on the Company of any such investments and transactions that may occur cannot be determined at this time.
      Economic Conditions and Interest Rates
       The Company and its subsidiaries operate in one of the fastest growing regions in the nation. The continued prosperity of this region, supported by a relatively low interest-rate environment for new housing, has allowed the Company’s regulated utility to expand its regulated delivery service customer base at a rate of growth approximately twice the national industry average during the past five years. In

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
addition, this economy has provided a robust market for the Company’s subsidiaries to market natural gas, electricity and other energy-related products and services. A downturn in the economy of the region in which the Company operates, or a significant increase in interest rates which cannot be predicted with accuracy, might adversely affect the Company’s ability to grow its regulated utility customer base and other businesses at the same rate they have grown in the past.
      The Company has been operating in a relatively low interest-rate environment in the recent past as it relates to long-term debt financings. Short-term interest rates had been relatively low in relation to historical levels. However, actions and communications by the Federal Reserve in the past year have resulted in increases in short-term interest rates and have signaled a likely continuation of these increases. A rise in interest rates without the recognition of the higher cost of debt in the rates charged by the regulated utility to its customers would adversely affect future earnings. A rise in short-term interest rates would negatively affect the results of operations of the Company’s retail energy-marketing segment which depends on short-term debt to finance its accounts receivable and storage gas inventories.
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
      Labor Contracts, Including Labor and Benefit Costs
       The Company has five labor contracts with three labor unions. Teamsters Local Union No. 96 (Local 96) is a local union affiliated with the International Brotherhood of Teamsters. Local 96 has a three-year labor contract with Washington Gas that began on June 1, 2004. The contract covers approximately 700 employees. The contract with the Office and Professional Employees International Union Local 2 is a three-year contract that began on April 1, 2003, and it currently covers approximately 340 members. Local 96, representing union-eligible employees in the Shenandoah Gas division of Washington Gas, has a three-year labor contract with Washington Gas that began on July 30, 2004. This contract covers 23 employees. Additionally, the Company has two three-year labor contracts with the International Brotherhood of Electrical Workers Local 1900 that, together, cover approximately 32 employees.
      Changes in Accounting Principles
       The Company cannot predict the effect of potential future changes in accounting regulations or practices, that have yet to be issued, on its operating results and financial condition. New accounting standards could be issued by the Financial Accounting Standards Board (FASB) or the Securities and Exchange Commission (SEC) that could change the way the Company records and recognizes revenues, expenses, assets and liabilities. These changes in accounting standards could affect the Company’s reported earnings.

WGL Holdings, Inc.
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
      The Company has identified six critical accounting policies discussed below that require management’s judgment and estimation, where such estimates have a material effect on the consolidated financial statements.
      Accounting for Unbilled Revenue and Cost of Gas Recognition
       For regulated deliveries of natural gas, Washington Gas reads meters and bills customers on a cycle basis. It accrues revenues for gas that has been delivered but not yet billed at the end of an accounting period. In connection with making this accrual, Washington Gas must estimate the amount of gas that cannot be accounted for on its delivery system, and must estimate the amount of the unbilled revenue by jurisdiction and customer class. Such revenues are recognized as unbilled revenues that are adjusted in subsequent periods when actual meter readings are taken. A similar computation is made for WGEServices.
      The regulated utility’s jurisdictional tariffs contain mechanisms that provide for the recovery of the invoice cost of gas applicable to firm customers. Under these mechanisms, the regulated utility periodically adjusts its firm customers’ rates to reflect increases and decreases in the invoice cost of gas. Annually, the regulated utility reconciles the difference between the total gas costs collected from firm customers and the invoice cost of gas paid to suppliers. The regulated utility defers any excess or deficiency and either recovers it from, or refunds it to, customers over a subsequent twelve-month period.
      Accounting for Regulatory Operations—Regulatory Assets and Liabilities
       A significant portion of the Company’s business is subject to regulation by independent third-party regulators. As the regulated utility industry continues to address competitive market issues, the cost-of-service regulation used to compensate the Company’s regulated utility for the cost of its regulated operations will continue to evolve. Non-traditional ratemaking initiatives and market-based pricing of products and services could have additional long-term financial implications for the Company. Management has relied on its projection of continued regulatory oversight of its operations in order to validate the carrying cost of the regulated utility’s investment in fixed assets.
      Washington Gas accounts for its regulated operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, which results in differences in the application of GAAP between regulated and unregulated businesses. SFAS No. 71 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue or expense in unregulated businesses. In certain circumstances, SFAS No. 71 allows entities whose rates are determined by third-party regulators to defer costs as “regulatory” assets on the balance sheet to the extent that the entity expects to recover these costs in future rates. Similarly, SFAS No. 71 requires that certain amounts be deferred and recorded as regulatory liabilities to the extent the regulated utility expects those amounts will be refunded to customers in future rates. Future regulatory changes or changes in the competitive environment could result in the Company and Washington Gas discontinuing the application of SFAS No. 71 for some of its businesses and require the write-off of the portion of any regulatory asset or liability that would be no longer probable of recovery or refund. In effect,

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
the Company’s regulated utility could be required to write off certain regulatory assets and liabilities that had been deferred on the Consolidated Balance Sheets in prior periods, and charge or credit these amounts to income at the time it determines that the provisions of SFAS No. 71 no longer apply. If Washington Gas were required to discontinue the application of SFAS No. 71 for any of its operations, it would record an extraordinary non-cash charge or credit to income for the net book value of its regulatory assets and liabilities. Other adjustments might also be required.
      Management believes that currently available facts support the continued application of SFAS No. 71 for the Company’s regulatory activities, and that all of its regulatory assets and liabilities as of September 30, 2005 and 2004 are recoverable or refundable through the regulatory environment.
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
      Accounting for Contingencies
       The Company accounts for contingent liabilities utilizing SFAS No. 5, Accounting for Contingencies. By their nature, the amount of the contingency and the timing of a contingent event are subject to management’s judgment of such events and management’s estimates of the amounts. Actual results related to contingencies may be difficult to predict and could differ significantly from the estimates included in reported earnings. In fiscal years 2005 and 2004, the Company was involved with regulatory contingencies with respect to rate cases in Virginia and various legal contingencies.
      On February 26, 2004, Washington Gas placed a proposed revenue increase into effect, subject to refund, pending the SCC of VA’s final decision on an expedited rate case proceeding. On September 27, 2004, the SCC of VA issued a Final Order requiring the Company to adjust its billing rates to Virginia customers to reflect the level of annual revenues approved pursuant to a December 18, 2003 Final Order of the SCC of VA. Refunds to customers, with interest, were made during the December 2004 billing cycle for the amount of the proposed annual revenue increase that had been collected since February 26, 2004. The Company’s financial results for the fiscal year ended September 30, 2004 reflected the proposed revenue increase, along with a provision for rate refunds to customers. Washington Gas initially recorded this provision for rate refunds throughout fiscal year 2004 based on management’s judgment of the future outcome, and later increased the provision in the fourth quarter of fiscal year 2004 in response to the September 27, 2004 Final Order, to reflect the full amount of revenues that had been collected subject to refund through September 30, 2004. Accordingly, there was no effect on net income for fiscal year 2004 or 2005 for the rates initially put into effect in February 2004.
      In a Final Order issued by the SCC of VA on December 18, 2003, the SCC of VA ordered, among other things, that an annual earnings test be performed to determine if Washington Gas had earned in excess of its allowed rate of return on common equity for its Virginia operations. In the fiscal year ended September 30, 2004, Washington Gas recorded additional depreciation expense of $1.0 million, on a pre-tax basis, in connection with its earnings test performed for the twelve-month period ended December 31,

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
2003. In fiscal year 2005, the SCC of VA issued an Order concluding that Washington Gas did not earn in excess of its allowed rate of return on common equity for the twelve-month period ended December 31, 2003 and, therefore, was not required to record any additional depreciation expense related to earnings for that period. Accordingly, in fiscal year 2005, Washington Gas reversed the $1.0 million of depreciation expense, on a pre-tax basis, that it had previously recorded in fiscal year 2004 related to this earnings test. Any significant differences between management’s and the VA Staff’s earnings test calculations or methodology would have an effect on the Company’s operating results. For further discussion of these regulatory activities and related contingencies, see Note 14 of the Notes to Consolidated Financial Statements. The Company believes it has properly applied and recorded the necessary provisions under SFAS No. 5 associated with all material contingencies.
      ACI is engaged in binding arbitration proceedings with a general contractor. ACI claims that it was wrongfully terminated in January 2003 from completing work on behalf of the general contractor and is attempting to recover its accounts receivable. In the same matter, the general contractor has made a counterclaim against ACI for costs that it incurred to complete the project and legal fees. ACI has potential exposure for the sum of its receivable from the contractor and the amount of the counterclaim. This amount is estimated to be a maximum of $4.4 million. At the present time, the Company can not predict the outcome of the arbitration.
       Accounting for Derivative Instruments
       The Company enters into forward contracts and other related transactions for the purchase of natural gas and electricity. A majority of these contracts qualify as normal purchases and sales, and are exempt from the accounting requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Contracts that qualify as derivative instruments under SFAS No. 133 are recorded on the balance sheet at fair value. Changes in the fair value of derivative instruments subject to SFAS No. 71 are recorded as regulatory assets or liabilities, as discussed below, while changes in the fair value of derivative instruments not affected by rate regulation are reflected in income. Washington Gas also utilizes derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of Medium-Term Notes (MTNs).
      Management’s judgment is required in determining the appropriate accounting treatment for Washington Gas’ derivative instruments. This judgment involves various factors, including management’s ability to: (i) designate contracts and other activities as derivative instruments subject to the accounting guidelines of SFAS No. 133; (ii) derive the estimated fair value of its derivative instruments from period to period based on prices available from external sources and internal modeling techniques; and (iii) determine whether or not its derivative instruments are recoverable from or refundable to customers in future periods.
      Certain of the Company’s natural gas forward contracts and other derivatives that are subject to SFAS No. 133 are valued using models developed by the Company. These models reflect, when appropriate, derivative pricing theory, formulated market inputs and forward price projections beyond the period that prices are available from market data sources. The Company derived a $23.6 million net fair value gain for these contracts at September 30, 2005, which reflects management’s best estimate.
      As previously discussed, changes in the fair value of forward contracts and other related transactions that qualify as derivative instruments under SFAS No. 133 and subject to SFAS No. 71 are recorded as regulatory assets or liabilities since they relate to activities of the regulated utility in which costs are likely to be recovered from or refunded to customers in future periods. Accordingly, changes in their fair value are recorded as regulatory assets or liabilities. Should management determine that certain of its derivative instruments are not recoverable or refundable to customers, Washington Gas’ financial results may be subject to increased volatility from period to period due to potentially significant changes in the estimated fair value of derivative instruments that may occur and be recorded to either other comprehensive income (loss) or results of operations.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
      Accounting for Pension and Other Post-Retirement Benefit Plans
      Washington Gas maintains a qualified, trusteed, non-contributory defined benefit pension plan covering all active and vested former employees of Washington Gas (qualified pension plan), and a separate unfunded supplemental retirement plan covering executive officers (SERP). Washington Gas also provides certain healthcare and life insurance benefits for retired employees. (The qualified pension plan, SERP and health and post-retirement plans are hereinafter collectively referred to as the “Plans”).
      The measurement of the Plans’ obligations and costs is dependent on a variety of factors. These factors include historical information, such as employee demographics, the level of contributions made to the Plans, and earnings on the Plans’ assets. Additionally, the Company considers the following assumptions to be critical to the measurement of the Plans’ obligations and costs. These assumptions are derived on an annual basis with the assistance of a third party actuarial firm:

•	Discount rate;
•	Expected long-term return on plan assets;
•	Rate of compensation increase; and
•	Healthcare cost trend rate.
      The Company determines its discount rate based on the Moody’s AA corporate bond yield as of September 30. The discount rate used to calculate the net periodic benefit obligations under the Plans was 5.50 percent and 5.75 percent for fiscal years 2005 and 2004, respectively. The discount rate used to calculate the net periodic benefit costs under the Plans was 5.75 percent, 6.00 percent and 6.50 percent for fiscal years 2005, 2004 and 2003, respectively.
      The Company determines the expected long-term rate of return by averaging the expected earnings for the target asset portfolio. In developing the Company’s expected rate of return assumption, the Company evaluates an analysis of historical actual performance and long-term return projections, which gives consideration to the Company’s asset mix and anticipated length of obligation of the Plans.
      For its qualified pension plan, the Company calculated its benefit costs using an expected long-term return on plan assets of 8.25 percent for both fiscal years 2005 and 2004, and 8.50 percent for fiscal year 2003. The expected long-term return on plan assets for the health and life benefit plan was 7.25 percent for both fiscal years 2005 and 2004, and 8.25 percent for fiscal year 2003. Historically, the expected long-term return on plan assets has been lower for the health and life benefit plan than for the qualified pension plan due to differences in the allocation of the assets in the plan trusts.
      The Company calculates the rate of compensation increase based on salary expectations for the near-term, expected inflation levels and promotional expectations. The Company assumed the rate of compensation increase for the Plans to be 4.00 percent for fiscal years 2005, 2004 and 2003.
      The healthcare cost trend rate is determined by working with insurance carriers, reviewing historical claims data for the health and life benefit plan, and analyzing market expectations. The Company assumed the initial healthcare cost trend rates related to the Accumulated Post-Retirement Benefit obligation for Medicare and non-Medicare eligible retirees to be 10.96 percent and 9.25 percent, respectively, for fiscal year 2005, as compared to 12.00 percent and 10.00 percent, respectively, for fiscal year 2004. The Company expects these rates to decrease gradually to 5.75 percent and 5.50 percent, respectively, in 2010 and remain at those levels thereafter.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
      The following table illustrates the effect of changing the critical actuarial assumptions discussed above, while holding all other assumptions constant:

Effect of Changing Critical Actuarial Assumptions

(In millions)			Pension Benefits		Health and Life Benefits

	Percentage-Point		Increase	Increase	Increase	Increase
	Change in		(Decrease)	(Decrease)	(Decrease)	(Decrease)
Actuarial Assumptions	Assumption		in Obligation	in Cost	in Obligation	in Cost

Expected long-term return on plan assets	+/– 1.00	pt.	n/a	$(6.1) / $6.1	n/a	$(2.1) / $2.1
Discount rate	+/– 0.25		$(19.5) / $20.5	$(1.3) / $1.4	$(15.3) / $16.2	$(1.7) / $1.8
Rate of compensation increase	+/– 0.25		$4.2 / $(4.1)	$0.8 / $(0.7)	n/a	n/a
Healthcare cost trend rate	+/– 1.00		n/a	n/a	$62.7 / $(50.0)	$6.5 / $(5.0)

      Differences between actuarial assumptions and actual plan results are deferred and amortized into cost when the accumulated differences exceed ten percent of the greater of the Projected Benefit Obligation or the market-related value of the plan assets. If necessary, the excess is amortized over the average remaining service period of active employees.
      Refer to Note 11 of the Notes to Consolidated Financial Statements for a further discussion of the accounting for the Plans.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
WGL HOLDINGS, INC.
    RESULTS OF OPERATIONS
       Summary Results
       WGL Holdings reported net income of $103.5 million, or $2.11 per share, for the fiscal year ended September 30, 2005, as compared to net income of $96.6 million, or $1.98 per share, and $112.3 million, or $2.30 per share, for the fiscal years ended September 30, 2004 and 2003, respectively. The Company earned a return on average common equity of 11.8 percent, 11.6 percent and 14.2 percent, respectively, during each of these three fiscal years.
      Fiscal Year 2005 vs. Fiscal Year 2004. The $6.9 million, or $0.13 per share, improvement in earnings for fiscal year 2005, when compared to fiscal year 2004, primarily reflects a $15.5 million, or $0.31 per share, improvement in the operating results of the Company’s major non-utility operations, partially offset by $1.5 million, or $0.03 per share, of lower earnings by the regulated utility segment. The Company’s retail energy-marketing business drove most of the earnings growth from the major non-utility operations. Earnings from the regulated utility segment for fiscal year 2005, when compared to fiscal year 2004, reflect lower natural gas deliveries to firm customers and higher operation and maintenance expenses and general taxes, partially offset by the favorable effect of changes in rates charged to customers, customer growth, lower interest expense and reduced income tax expense.
      Earnings comparisons between fiscal years 2005 and 2004 also reflect the following transactions related to the Company’s utility and non-utility segments. Fiscal year 2005 included: (i) a favorable tax adjustment of $2.5 million, or $0.05 per share, related to a change in estimate at the regulated utility segment; and (ii) a charge of $1.6 million, or $0.03 per share, that resulted principally from the resolution of a legal contingency related to the Company’s investment in its HVAC business. Fiscal year 2004 included: (i) the recognition of additional depreciation expense unrelated to fiscal year 2004 of $3.5 million (pre-tax), or $0.04 per share, that was recorded in connection with a Virginia rate order; (ii) an after-tax gain of $5.8 million, or $0.12 per share, realized in fiscal year 2004 from the sale of two buildings by a third party in a commercial real estate project in which the Company held a carried interest accounted for under the equity method (Maritime sale); and (iii) a charge of $1.5 million, or $0.03 per share, for the impairment of goodwill related to the Company’s investment in its HVAC business.
      Adjustments in Fiscal Year 2005 Related to Prior Periods. In the fourth quarter of fiscal year 2005, the Company recognized the effect of adjustments attributable to prior fiscal years that improved net income by $600,000 (after tax), or $0.01 per share. This amount included an increase to net income of $1.2 million (after tax), or $0.02 per share, for adjustments related to the Company’s retail energy-marketing segment. This increase was partially offset by other adjustments principally related to the regulated utility segment which reduced consolidated net income by $600,000 (after tax), or $0.01 per share. The Company recognized the effect of these adjustments in the fourth quarter of fiscal year 2005, as the effect of these adjustments, both individually and in the aggregate, were not material to fiscal years 2005, 2004 and 2003, and to prior interim periods.
      Fiscal Year 2004 vs. Fiscal Year 2003. Earnings comparisons between fiscal years 2004 and 2003 primarily reflect lower natural gas deliveries to firm customers in fiscal year 2004, as well as increased utility operation and maintenance expenses and higher depreciation and amortization expense. Favorably affecting earnings for fiscal year 2004, when compared to fiscal year 2003, was utility customer growth and the impact of favorable rate decisions, along with a slight improvement in the operating results of the Company’s major non-utility operations. As discussed above, fiscal year 2004 also benefited from the Maritime sale, partially mitigated by the additional depreciation expense and goodwill impairment charge recorded in that year. Benefiting fiscal year 2003 were the following transactions related to the Company’s utility and non-utility operating segments: (i) an after-tax gain of $2.5 million, or $0.05 per share, from the sale of the Company’s former headquarters property; (ii) an after-tax gain of $926,000, or $0.02 per share, from the sale of a real estate partnership interest; (iii) a favorable income tax adjustment of $2.7 million, or

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
$0.06 per share; and (iv) a reduction in income taxes of $2.1 million, or $0.04 per share, resulting from the utilization of capital loss carryforwards associated with the Company’s non-utility activities.
      The following table summarizes the Company’s net income (loss) by operating segment for fiscal years ended September 30, 2005, 2004 and 2003.

Net Income (Loss) by Operating Segment

	Years Ended September 30,

(In thousands)	2005	2004	2003

Regulated utility	$87,492	$88,951	$109,036
Non-utility operations:
Retail energy-marketing	22,294	8,280	3,745
Commercial HVAC	(3,893)	(5,396)	(1,184)

Total major non-utility	18,401	2,884	2,561
Other, principally non-utility activities	(2,400)	4,802	745

Total non-utility	16,001	7,686	3,306

Net income	$103,493	$96,637	$112,342

     Regulated Utility Operating Results
       The operating results of the Company’s core regulated utility operations are the primary influence on consolidated operating results. The regulated utility operations are weather sensitive, with a significant portion of revenue coming from deliveries of natural gas to residential and commercial heating customers.
      For the fiscal year ended September 30, 2005, the regulated utility segment reported net income of $87.5 million, or $1.79 per share, compared to net income of $89.0 million, or $1.82 per share, for fiscal year 2004. This earnings comparison primarily reflects a decrease in total natural gas deliveries to firm customers of 28.7 million therms, or 2.2 percent, to 1.282 billion therms delivered during fiscal year 2005. Although natural gas deliveries fell by 2.2 percent, weather was unchanged in fiscal year 2005 when compared to the prior fiscal year. Weather for fiscal year 2005, when measured by an industry standard called heating degree days, was 5.9 percent colder than normal, and was estimated to have improved net income in fiscal year 2005 in relation to normal weather by approximately $5 million, or $0.10 per share. For fiscal year 2004, weather was 6.1 percent colder than normal, and was estimated to have improved net income by approximately $10 million, or $0.20 per share.
      The decrease in natural gas deliveries to firm customers is due, in part, to warmer weather experienced primarily during the second quarter of fiscal year 2005, the most significant period of the Company’s winter heating season. However, during other periods within fiscal year 2005, the Company experienced lower than expected natural gas deliveries because the increase in heating degree days did not correlate highly with the change in the volume of gas delivered during those periods. While weather conditions generally have a direct influence on the volume of natural gas delivered by the regulated utility, weather patterns may become erratic during “shoulder” months within the fiscal year in which the Company is going into or coming out of the primary portion of its winter heating season. During the shoulder months within quarters ending December 31 (particularly in October and November) and June 30 (particularly in April and May), customer heating usage may not correlate highly with the level of recorded heating degree days during those months when weather patterns experienced are not consistently cold or warm. Thus, as evidenced in fiscal year 2005, usage patterns may not correlate highly with the level of degree days in periods that include shoulder months.
      Favorably affecting earnings for the regulated utility segment for fiscal year 2005 was the addition of 22,043 active customer meters, an increase of 2.2 percent since the end of the prior fiscal year. The current fiscal year also benefited from the favorable effect of changes in rates charged to customers that were

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
implemented in Maryland on November 6, 2003 and in the District of Columbia on November 24, 2003, as well as $2.1 million, or $0.03 per share, of increased revenues associated with the recovery from customers of carrying costs on a higher balance of storage gas inventory that was primarily a result of higher natural gas prices. Washington Gas earns the pre-tax cost of capital on the varying levels of storage gas inventory as a result of regulatory orders in all three of its jurisdictions.
      Fiscal year 2005 earnings for the regulated utility segment also reflect a $10.6 million (pre-tax), or $0.14 per share, increase in operation and maintenance expenses. The 4.7 percent year-over-year increase in these expenses primarily reflects: (i) $6.9 million of higher employee benefits expenses principally related to post-retirement benefit costs; (ii) $2.1 million of higher expenses associated with performing the initial assessment of internal controls in accordance with Section 404 of the Sarbanes-Oxley Act; (iii) $2.2 million of higher expenses for uncollectible accounts primarily due to higher natural gas prices; and (iv) $1.9 million of higher labor-related expenses which, in part, reflect increased overtime incurred in connection with the Company-wide response to issues that arose in a portion of the Company’s distribution system in Prince George’s County, Maryland, such as special leak surveys, emergency response site visits and repairs, partially mitigated by the effect of 2.7 percent fewer employees and reduced employee severance costs. Partially offsetting the increase in these expenses was the inclusion in fiscal year 2004 of a $2.4 million accrual for unusual operational expenses that was not incurred in the current fiscal year. Further discussion of operation and maintenance expenses of the regulated utility is included herein under Management’s Discussion for Washington Gas.
      Depreciation and amortization expense for fiscal year 2005 declined by $1.7 million (pre-tax), or $0.02 per share. The lower expense is attributable, in part, to a reversal in the current fiscal year of $1.0 million of depreciation expense that was previously estimated and recorded in fiscal year 2004 related to the performance of an earnings test required by a December 18, 2003 Final Order by the SCC of VA (2003 Virginia rate order). The decline in this expense in fiscal year 2005, when compared to 2004, is also due to the inclusion in fiscal year 2004 of depreciation expense of $3.5 million (pre-tax), or $0.04 per share, applicable to the period from January 1, 2002 through November 11, 2002, that was recorded in connection with the 2003 Virginia rate order (refer to Note 14 of the Notes to Consolidated Financial Statements for a further discussion of the Company’s regulatory activities and related contingencies). The year-over-year reduction in this expense was partially offset by depreciation and amortization expense in the current fiscal year related to an increased investment in property, plant and equipment.
      The regulated utility segment also benefited in fiscal year 2005 from reduced income tax expense due to a combination of lower pre-tax income and a lower effective income tax rate. The lower income tax rate is primarily attributable to an increased non-taxable benefit in fiscal year 2005 associated with a Medicare prescription drug subsidy, and a favorable tax adjustment totaling $2.5 million. This segment incurred $3.9 million (pre-tax), or $0.05 per share, of increased general taxes, partially offset by $1.5 million (pre-tax), or $0.02 per share, of lower interest expense (refer to the section entitled “Interest Expense” included herein).
      For the fiscal year ended September 30, 2004, the regulated utility segment reported net income of $89.0 million, or $1.82 per share, compared to net income of $109.0 million, or $2.24 per share, for fiscal year 2003. This comparison reflects a decrease in total gas deliveries to firm customers of 74.6 million therms, or 5.4 percent, to 1.311 billion therms delivered during fiscal year 2004, primarily due to 11.6 percent warmer weather in fiscal year 2004 than in fiscal year 2003, partially mitigated by the addition of 30,140 active customer meters, an increase of 3.1 percent. Weather in fiscal year 2004 was 6.1 percent colder than normal, and was estimated to have improved net income in fiscal year 2004 in relation to normal weather by approximately $10 million, or $0.20 per share. During fiscal year 2003, weather was 19.8 percent colder than normal, enhancing net income by an estimated $25 million, or $0.51 per share, for that year. In addition to utility customer growth, fiscal year 2004 benefited from the impact of rate changes that were implemented in Maryland on November 6, 2003, in the District of Columbia on November 24, 2003, and the effect of approximately one and one-half months of a rate decision that became effective in Virginia in November 2002. Earnings for fiscal year 2004, when compared to the prior fiscal year, also were affected by $10.5 million, or $0.13 per share, of increased operation and maintenance expenses, and

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
$8.0 million, or $0.10 per share, of increased depreciation and amortization expense. Fiscal year 2003 also included an after-tax gain of $2.5 million, or $0.05 per share, realized from the sale of the Company’s former headquarters property, and an adjustment to income taxes that improved net income in fiscal year 2003 by $2.7 million, or $0.06 per share.
      Further discussion of the operating results of the regulated utility is included herein in the Management’s Discussion for Washington Gas.
     Non-Utility Operating Results
       The Company’s non-utility operations are comprised of two business segments: 1) retail energy-marketing and 2) commercial HVAC. Certain of the Company’s transactions are not significant enough to report as stand-alone business segments, and therefore are aggregated as “Other Activities” which are included as part of non-utility operations for purposes of segment reporting (refer to Note 16 of the Notes to Consolidated Financial Statements).
      Total net income for the Company’s non-utility operations for fiscal year 2005 was $16.0 million, or $0.32 per share, an increase of $8.3 million, or $0.16 per share, over fiscal year 2004. This increase includes $14.0 million, or $0.28 per share, of increased earnings from the retail energy-marketing segment to $22.3 million, or $0.45 per share. This was coupled with a $1.5 million, or $0.03 per share, improvement in operating results from the commercial HVAC segment to a net loss of $3.9 million, or $0.08 per share, in fiscal year 2005. Other activities included in non-utility operations for fiscal year 2005 declined $7.2 million, or $0.15 per share, from fiscal year 2004 to a net loss of $2.4 million. The results for fiscal year 2004 included an after-tax gain of $5.8 million, or $0.12 per share, from the Maritime sale.
      Non-utility operations reported total net income of $7.7 million, or $0.16 per share, for the fiscal year ended September 30, 2004, an increase of $4.4 million, or $0.10 per share, over fiscal year 2003. The retail energy-marketing segment contributed $4.5 million, or $0.09 per share, to the year-over-year improvement in earnings from non-utility operations. This improvement was substantially offset by a $4.2 million, or $0.08 per share, increased net loss incurred by the commercial HVAC segment. Earnings comparisons between fiscal years 2004 and 2003 also reflect the $5.8 million, or $0.12 per share, after-tax gain realized in fiscal year 2004 from the Maritime sale, as compared to an after-tax gain of $926,000, or $0.02 per share, realized in fiscal year 2003 from the sale of a real estate partnership interest, and a favorable adjustment to income taxes in fiscal year 2003 of $2.1 million, or $0.04 per share, resulting from the utilization of capital loss carryforwards.
      The following table depicts the composition of the changes in revenues for the non-utility business segments.

Composition of Non-Utility Revenue Changes

	Increase/(Decrease)
	Compared
	to Prior Year

(In millions)	2005	2004

Retail energy-marketing	$(16.8)	$63.6
Commercial HVAC	$2.3	$(5.4)

      Retail Energy-Marketing. The Company’s retail energy-marketing subsidiary, WGEServices, was established in 1997, and sells natural gas and electricity on an unregulated, competitive basis directly to residential, commercial and industrial customers.
      Retail energy-marketing revenues were $773.0 million, $789.9 million, and $726.2 million for fiscal years 2005, 2004 and 2003, respectively. WGEServices’ gas sales volumes totaled 71.4 billion cubic feet (bcf) in fiscal year 2005, compared to 71.7 bcf and 71.1 bcf in fiscal years 2004 and 2003, respectively. The retail energy-marketing segment had approximately 144,800, 150,800 and 153,400 natural gas customers at September 30, 2005, 2004 and 2003, respectively. WGEServices sold 2.7 billion kilowatt hours (kWh) of

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
electricity in fiscal year 2005, compared to 6.7 billion kWh and 7.5 billion kWh in fiscal years 2004 and 2003, respectively. Electricity was provided to approximately 36,200 customers at September 30, 2005, compared to 44,500 and 76,000 customers at September 30, 2004 and 2003, respectively.
      The retail energy-marketing segment reported net income of $22.3 million for fiscal year 2005, an increase over net income of $8.3 million reported for the prior fiscal year. The $14.0 million year-over-year improvement included $2.0 million (after tax) of reduced expenses related to the termination of two natural gas supply contracts, mark-to-market derivative gains of $1.8 million (after tax), and $1.2 million (after tax) related to adjustments to revenue and cost of gas that were applicable to prior years. The remainder of the year-over-year improvement in earnings for this segment was attributable to higher gross margins from the sale of natural gas and reduced expenses associated with uncollectible accounts, partially offset by lower gross margins from electric sales as the drop in sales volumes more than offset the increase in the gross margin per kilowatt hour sold.
      During fiscal year 2005, the energy-marketing segment benefited from reduced expenses in the fourth quarter of the current fiscal year of $2.0 million (after tax), or $0.04 per share, related to the termination of contracts with two suppliers for the forward purchase of natural gas. These fixed-price contracts were terminated due to the natural gas suppliers’ expected inability to fulfill contractual obligations in the first quarter of fiscal year 2006 to the energy-marketing business due to the natural gas supply shortage in the Gulf of Mexico region. In consideration of the contract termination, the suppliers agreed to pay a fee to the energy-marketing segment representing the difference between the fixed price and volume of gas under contract and the market price for forward delivery of the same volume of gas that was purchased by the energy-marketing business to replace the contractual shortfall. This fee was recorded in the fourth quarter of fiscal year 2005 as a reduction to the cost of gas included in non-utility operating expenses for the energy-marketing segment, and the higher cost of the replacement gas will be recorded in fiscal year 2006 when delivered.
      Higher gross margins from the sale of natural gas, after taking into consideration the termination fee and revenue and cost of gas adjustments discussed above, reflect significant growth in gross margins per therm in fiscal year 2005 that were slightly offset by a decline of less than one percent in natural gas sales volumes. The increased gross margins reflect the use of greater volumes of lower cost storage inventory compared to the prior fiscal year and the use of multiple supply options combined with differing weather patterns during the winter to enhance margins from customers. Increased gross margins on natural gas sales also reflect the realization of increased gains in the mark-to-market valuation associated with derivative contracts used in WGEServices’ gas supply portfolio to reduce the risk of variations in demand caused by weather. These mark-to-market gains, when compared to the prior fiscal year, increased net income by $1.8 million (after tax), or $0.04 per share (refer to the section entitled “Market Risk—Price Risk Related to Retail Energy-Marketing Operations” included herein). These mark-to-market gains were realized principally in the fourth quarter of fiscal year 2005 as a result of a sharp rise in natural gas prices during this period caused by the adverse effects of the 2005 hurricane season that resulted in a shortage of natural gas supply deliveries from the Gulf of Mexico region (refer to the section entitled “Primary Factors Affecting WGL Holdings and Washington Gas—Gas Supply and Storage Capacity” included herein for a further discussion of the gas supply shortage). The earnings improvement for this segment also reflects a benefit of $2.1 million (after tax), or $0.04 per share, in the current fiscal year for reduced expenses associated with uncollectible accounts due to enhanced recoveries of these accounts.
      Slightly tempering the earnings improvement for WGEServices was a decline in gross margins from electric sales in the current fiscal year, primarily reflecting a 59.7 percent decline in electric sales volumes that was partially offset by an increase in the gross margin per kilowatt hour sold. The decline in electric sales volumes primarily reflects changing market conditions that include intensified competition for large-volume commercial customers, and utility standard offer service rates that are being offered at attractive, below-market rates. Margins per kilowatt hour sold increased by almost 50 percent when compared to the prior fiscal year due to the non-renewal of several large-volume customers that were previously served at lower per unit margins.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
      Looking ahead, in the near-term, future opportunities to add new electric customers may be limited. New SOS rates offered by electric utilities that went into effect in Maryland and the District of Columbia in 2005 are below current market prices. These electric utilities entered into contracts to supply their SOS customers with electricity, prior to the large increase in fuel prices. In the long-term, however, SOS rates in Maryland and the District of Columbia will be reset through annual procurements to rates that will likely reflect current market prices for fuel, and thereby are expected to offer continuing opportunities to build the electric customer base.
      Though the retail energy-marketing segment earned higher-than-historical gross margins on natural gas sales in fiscal year 2005, certain transactions that resulted in the record natural gas margins in the current fiscal year are not expected to be repeated in fiscal year 2006. These transactions along with the uncertainties regarding the availability of natural gas supply and the resulting upward pressure on natural gas prices, and the short-term outlook for electric sales, cause the Company not to foresee a continuation of the same level of profitability from the retail energy-marketing segment in fiscal year 2006 as was experienced in fiscal year 2005.
      Net income for the retail energy-marketing segment was $8.3 million, or $0.17 per share, for fiscal year 2004, an increase of $4.5 million, or $0.09 per share, over fiscal year 2003. The year-over-year improvement was attributable to higher gross margins from the sale of natural gas, partially offset by lower gross margins from the sale of electricity. Natural gas sales volumes increased by less than one percent over fiscal year 2003, however gross margins per therm sold increased 52 percent. Lower gross margins from electric sales for fiscal year 2004 resulted from an 11.8 percent decline in kilowatt hours sold due to a reduction in the number of lower-margin residential customers served based on Company decisions not to renew certain contracts, as well as a reduction in commercial customers due to intensified competition for these customers.
      Commercial HVAC. Two subsidiaries, ACI and WGESystems, offer large-scale HVAC installations and related services to commercial and government customers. These subsidiaries comprise the Company’s commercial HVAC segment.
      Revenues for the commercial HVAC segment were $32.4 million for fiscal year 2005, as compared to $30.1 million and $35.5 million for fiscal years 2004 and 2003, respectively. The growth in revenues in fiscal year 2005 compared to 2004 was due to an increase in the number of service contracts with both commercial and institutional customers. In fiscal years 2004 and 2003, this segment experienced a decrease in revenues from fiscal year 2002, reflecting a reduction in work performed on behalf of one major customer, the Federal Government, as well as a reduction in other business activity. In fiscal years 2005, 2004 and 2003, the Company generated revenues of approximately 42 percent, 44 percent and 45 percent, respectively, from the Federal Government.
      For fiscal year 2005, the commercial HVAC segment incurred a net loss of $3.9 million, or $0.08 per share, reducing its net loss by $1.5 million, or $0.03 per share, from its fiscal year 2004 net loss of $5.4 million. This improvement primarily reflects improved operating margins during the current fiscal year due to a focus on higher gross margin service work, being more selective of construction jobs that are being undertaken, and reducing selling, general and administrative expenses. Also included in operating results for fiscal year 2005 was a charge of $1.6 million, or $0.03 per share, recorded in the current fiscal year that resulted principally from the resolution of a legal contingency related to the Company’s investment in its HVAC business. The resolution of this legal contingency includes a payment of $1.0 million that increased the purchase price of ACI. This amount was recorded in the fourth quarter of fiscal year 2005 as goodwill and was immediately impaired. For fiscal year 2004, this segment incurred a net loss of $5.4 million, or $0.11 per share, as compared to a net loss of $1.2 million, or $0.03 per share, in fiscal year 2003, primarily reflecting reduced revenues, lower gross margins and, in fiscal year 2004, the recognition of a charge of $1.5 million, or $0.03 per share, for the impairment of goodwill related to this business.
      Other Non-Utility Activities. As previously discussed, some of the Company’s transactions are not significant enough on a stand-alone basis to warrant treatment as a business segment. For purposes of

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
segment reporting, these transactions are aggregated as “Other Activities” and included as part of non-utility operations (see Note 16 of the Notes to Consolidated Financial Statements).
      Results for other non-utility activities of the Company for fiscal year 2005 reflect a net loss of $2.4 million. This represents a $7.2 million, or $0.15 per share, decrease from the net income of $4.8 million reported in fiscal year 2004. This decline was primarily due to an after-tax gain of $5.8 million, or $0.12 per share, realized from the Maritime sale in fiscal year 2004. Results for other non-utility activities for fiscal year 2004 improved $4.1 million, or $0.09 per share, over fiscal year 2003, primarily due to the Maritime sale in fiscal year 2004. In fiscal year 2003, non-utility activities reported net income of $745,000 which included an after-tax gain of $926,000, or $0.02 per share, from the sale of a real estate partnership interest, and a favorable adjustment to income taxes in fiscal year 2003 of $2.1 million, or $0.04 per share, resulting from the utilization of capital loss carryforwards.
       Other Income (Expenses)— Net
       Other income (expenses)— net was an expense of $0.9 million in fiscal year 2005 compared to income of $4.7 million in fiscal year 2004. This comparison was attributable primarily to the after-tax earnings of $5.8 million realized in fiscal year 2004 from the Maritime sale.
      Other income (expenses)— net represented an improvement in income of $3.9 million in fiscal year 2004 over fiscal year 2003. This improvement was attributable primarily to the after-tax earnings from the Maritime sale in fiscal year 2004, and increased interest income earned on higher short-term investment balances. Additionally, in fiscal year 2003, the Company realized after-tax gains of $2.5 million from the sale of its headquarters property, and after-tax gains of $926,000 from the sale of a real estate partnership interest.
       Interest Expense
       Interest expense incurred by WGL Holdings and its subsidiaries was $43.5 million for the year ended September 30, 2005, a reduction of $694,000 from fiscal year 2004. Fiscal year 2004 interest expense was $44.1 million, a decline of $2.2 million from the $46.4 million level for fiscal year 2003. Long-term debt comprises primarily unsecured MTNs issued solely by Washington Gas. The weighted average cost of MTNs was 6.27 percent, 6.46 percent and 6.58 percent at September 30, 2005, 2004 and 2003, respectively. The following table shows the components of the changes in interest expense between years.

Composition of Interest Expense Changes

	Increase/(Decrease)
	Compared to
	Prior Year

(In millions)	2005	2004

Long-term debt	$(0.8)	$(2.0)
Short-term debt	0.5	0.3
Other (includes AFUDC*)	(0.4)	(0.5)

Total	$(0.7)	$(2.2)

* Represents Allowance for Funds Used During Construction.
     The $694,000 decrease in WGL Holdings’ interest expense for fiscal year 2005 reflects reduced interest costs on long-term debt due to a decrease in the average balance of long-term debt outstanding, partially offset by a slight increase in the weighted average effective cost of these borrowings. Interest expense on short-term debt rose, reflecting an increase of approximately 128 basis points in the weighted average cost of short-term debt, partially offset by a lower average balance of short-term debt outstanding. Fiscal year 2005 also reflects lower other interest expense due to an $882,000 loss recorded in fiscal year 2004 related to an interest-rate swap, partially offset by interest associated with other miscellaneous items.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
      The $2.2 million decrease in interest expense for fiscal year 2004 compared to 2003 is due primarily to reduced interest costs on long-term debt, reflecting a decrease in the average balance of long-term debt outstanding, coupled with a decrease in the weighted average effective cost of these borrowings. Fiscal year 2004 also reflects an $882,000 loss related to an interest-rate swap, partially offset by interest associated with other miscellaneous items.
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
      The Company has a capital structure goal to maintain its common equity ratio in the mid-50 percent range of total consolidated capital. The level of this ratio varies during the fiscal year due to the seasonal nature of the Company’s business. This seasonality is also evident in the variability of the Company’s short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of the Company’s current assets is converted into cash at the end of the winter heating season. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for the Company and Washington Gas, and to allow access to capital at reasonable costs. As of September 30, 2005, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 57.4 percent common equity, 1.8 percent preferred stock and 40.8 percent long-term debt. The cash flow requirements of the Company and the ability to provide satisfactory resources to satisfy those requirements are primarily influenced by the activities of Washington Gas and, to a lesser extent, the non-utility operations.
      The Company believes it has sufficient liquidity to satisfy its financial obligations. At September 30, 2005, the Company did not have any restrictions on its cash balances that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.
     Short-Term Cash Requirements and Related Financing
       The regulated utility’s business is weather sensitive and seasonal, causing short-term cash requirements to vary significantly during the year. Over 75 percent of the total therms delivered in the regulated utility’s service area (excluding deliveries to two electric generation facilities) occur during the first and second fiscal quarters. Cash requirements peak in the fall and winter months when accounts receivable, accrued utility revenues and storage gas inventories are at their highest levels. After the winter heating season, many of these assets are converted into cash, which Washington Gas generally uses to reduce and sometimes eliminate short-term debt and to acquire storage gas for the next heating season.

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
      Both the regulated utility and the retail energy-marketing segment maintain storage gas inventory. WGEServices maintains storage gas inventory that is assigned to it by natural gas utilities such as Washington Gas. Storage gas inventories represent gas purchased from producers and are stored in facilities primarily owned by interstate pipelines. The regulated utility and retail energy-marketing subsidiary generally pay for storage gas between heating seasons and withdraw it during the heating season. Significant variations in storage gas balances between years are possible, and are caused by the price paid to producers and marketers, which is a function of market fluctuations in the price of natural gas and changing requirements for storage volumes. For the regulated utility, such costs become a component of the cost of gas recovered from customers when volumes are withdrawn from storage. In addition, the regulated utility is able to specifically earn and recover its pre-tax cost of capital related to the varying level of the storage gas inventory balance it carries in each of the three jurisdictions in which it operates.
      Variations in the timing of collections of gas costs under the regulated utility’s gas cost recovery mechanisms and the level of refunds from pipeline companies that will be returned to customers can significantly affect short-term cash requirements. At September 30, 2005 and 2004, the regulated utility had a $4.4 million and $3.7 million net over-collection of gas costs, respectively. The over-collection in both fiscal years stemmed primarily from an excess of gas costs recovered from customers over gas costs paid to suppliers. Washington Gas reflects the amounts under-collected and over-collected in the captions “Gas costs due from customers” and “Gas costs due to customers,” respectively, in its Balance Sheets as current assets and current liabilities. Amounts under- or over-collected that are generated during the current business cycle are reflected as a regulatory asset or liability until September 1 of each year, at which time the accumulated amount is transferred to “Gas costs due from/to customers” as appropriate. Most of the current balance will be returned to, or collected from, customers in fiscal year 2006. At September 30, 2005 and 2004, refunds received from pipelines and to be returned to the regulated utility’s customers were not material.
      The Company and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal requirements. The Company’s policy is to maintain back-up bank credit facilities in an amount equal to or greater than its expected maximum commercial paper position. From April 28, 2004 to September 30, 2005, WGL Holdings and Washington Gas had revolving credit agreements with a group of commercial banks in the amount of $175 million each that were due to expire on April 27, 2007 and April 28, 2009, respectively. These credit facilities permitted WGL Holdings and Washington Gas to request and the banks to approve, an additional line of credit of $50 million and $100 million, respectively, above the original credit limit for the Company and Washington Gas. On September 30, 2005, WGL Holdings and Washington Gas each amended and restated their existing revolving credit facilities. The amended and restated credit facilities (the Amended and Restated Credit Facilities) are with a group of commercial banks, and expire on September 30, 2010. The Amended and Restated Credit Facility for WGL Holdings permits it to borrow up to $275 million, and further permits the Company to request prior to September 30, 2009, and the banks to approve, an additional line of credit of $50 million above the original credit limit, for a maximum potential total of $325 million. The Amended and Restated Credit Facility for Washington Gas permits it to borrow up to $225 million, and further permits Washington Gas to request prior to September 30, 2009, and the banks to approve, an additional line of credit of $100 million above the original credit limit, for a maximum potential total of $325 million. As of September 30, 2005, there were no outstanding borrowings under either the WGL Holdings or Washington Gas credit facilities.
      At September 30, 2005, the Company had outstanding notes payable of $40.9 million in the form of commercial paper, as compared to $95.6 million outstanding at September 30, 2004. Of the outstanding notes payable balance at September 30, 2005, $30.5 million and $10.4 million was commercial paper issued

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
by WGL Holdings and Washington Gas, respectively. Of the outstanding notes payable balance at September 30, 2004, $76.9 million and $18.7 million was commercial paper issued by WGL Holdings and Washington Gas, respectively.
      As a result of concerns about the sufficiency of the supply of natural gas and other factors during the winter of 2005-2006, the price of the natural gas commodity that is paid by the Company’s customers has risen sharply from levels experienced during the winter of 2004-2005. Customers’ bills are expected to increase dramatically in the winter of 2005-2006. The increased bills are likely to cause increased difficulty for customers to pay their bills in a timely manner or, in certain situations, to be able to pay their bills. This situation will likely cause the Company and Washington Gas to be required to finance a higher level of accounts receivable for a longer period of time, and to incur higher short-term debt levels and greater short-term debt costs to finance these receivables than would be incurred absent these circumstances.
     Long-Term Cash Requirements and Related Financing
       The Company’s long-term cash requirements primarily depend upon the level of capital expenditures, long-term debt maturity requirements and decisions to refinance long-term debt. Historically, the Company has devoted the majority of its capital expenditures to adding new regulated utility customers in its existing service area. However, as a result of recent operating issues in Prince George’s County, Maryland described later in Management’s Discussion, the Company forecasts a greater level of replacement capital expenditures over the next two and one-half years (refer to the section entitled “Capital Expenditures” included herein). At September 30, 2005, Washington Gas was authorized to issue up to $152.5 million of long-term debt under a shelf registration that was declared effective by the SEC on April 24, 2003. On May 20, 2003, Washington Gas executed a Distribution Agreement with certain financial institutions for the issuance and sale of debt securities included in the shelf registration statement.
      During the fiscal year ended September 30, 2005, Washington Gas retired a total of $60.5 million of MTNs. On March 7, 2005, Washington Gas, through exercise of a call option, retired $20.0 million of MTNs. The MTNs redeemed were $10.0 million of 7.76 percent MTNs and $10.0 million of 7.75 percent MTNs that had a nominal maturity date in March 2025. On June 9, 2005, Washington Gas, through exercise of a call option, retired $20.0 million of 6.50 percent MTNs that had a nominal maturity date in June 2025. Additionally, on June 20, 2005, Washington Gas retired $20.5 million of 7.45 percent MTNs that matured on the same date. Washington Gas paid the applicable accrued interest on each debt retirement date.
      In August 2005, Washington Gas replaced the retired debt, as discussed above, with $60.5 million of newly issued MTNs. On August 9, 2005, Washington Gas issued $20.0 million of 4.83 percent MTNs due August 2015 to replace the MTNs retired on March 7, 2005. On August 11, 2005, Washington Gas issued $40.5 million of 5.44 percent MTNs due August 2025 to replace the MTNs retired in June 2005. Concurrent with the issuance of the $20.0 million of 4.83 percent MTNs, Washington Gas paid $364,000 associated with the settlement of a forward-starting swap that had a notional principal amount of $20.0 million. Similarly, concurrent with the issuance of the $40.5 million of 5.44 percent MTNs, Washington Gas paid $2.2 million associated with the settlement of a forward-starting swap that had a notional principal amount of $40.5 million (refer to the section entitled “Market Risk— Interest-Rate Risk” included herein). The effective cost of the newly-issued debt, after considering the amount paid related to the two forward-starting swaps, is 5.15 percent and 5.98 percent for the $20.0 million and $40.5 million debt issuances, respectively.
      In November 2003, Washington Gas paid $37.2 million plus accrued interest to redeem $36.0 million of 6.95 percent MTNs that were due in fiscal year 2024, and replaced this debt with $37.0 million of newly-issued, 4.88 percent MTNs due in fiscal year 2014. Concurrent with the issuance of the new debt, Washington Gas received $2.6 million associated with the settlement of a forward-starting swap that had a notional principal of $37.0 million. The effective cost of the new debt, after considering the amount received related to the forward-starting swap, is 4.11 percent (refer to the section entitled “Market Risk— Interest-Rate Risk” included herein).

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Security Ratings
       The table below reflects the current credit ratings for the outstanding debt instruments of WGL Holdings and Washington Gas. Changes in credit ratings may affect WGL Holdings’ and Washington Gas’ cost of short-term and long-term debt and their access to the capital markets. Credit ratings can change at any time.

Credit Ratings for Outstanding Debt Instruments

	WGL Holdings		Washington Gas

	Unsecured		Unsecured
	Medium-Term Notes	Commercial	Medium-Term	Commercial
Rating Service	(Indicative)*	Paper	Notes	Paper

Fitch Ratings	A+	F1	AA–	F1+
Moody’s Investors Service	Not Rated	Not Prime	A2	P-1
Standard & Poor’s Ratings Services**	AA–	A-1	AA–	A-1

*	Indicates the ratings that may be applicable if WGL Holdings were to issue unsecured medium-term notes.
**	This agency has held a negative outlook on the long-term debt ratings of WGL Holdings and Washington Gas since July 2, 2004.
     Ratings Triggers and Certain Debt Covenants
       WGL Holdings and Washington Gas pay facility fees on their Amended and Restated Credit Facilities based on the long-term debt ratings of Washington Gas. In the event the long-term debt of Washington Gas is downgraded below certain levels, WGL Holdings and Washington Gas would be required to pay higher facility fees. There are five different levels of fees. The Amended and Restated Credit Facility for WGL Holdings defines its applicable fee level as one level below the level applicable to Washington Gas. Under the terms of the Amended and Restated Credit Facilities, the lowest level facility fee is six basis points and the highest is ten basis points.
      Under the terms of the Amended and Restated Credit Facilities, the ratio of consolidated indebtedness to consolidated total capitalization can not exceed 0.65 to 1.0 (65.0 percent). In addition, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. The failure to inform the lenders’ agent of changes in these areas deemed material in nature might constitute default under the agreement. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At September 30, 2005, the Company was in compliance with all of the covenants under its revolving credit facilities.
      Regarding certain of the regulated utility’s gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded below BBB by Standard & Poor’s Ratings Services or below Baa2 by Moody’s Investors Service, or Washington Gas is deemed by a counterparty not to be creditworthy, the counterparty may withhold service or deliveries, or may require additional credit support.
    Cash Flows Provided By Operating Activities
       The primary drivers for the Company’s operating cash flows are cash payments received from gas customers, offset by payments made by the Company for gas costs, operation and maintenance expenses, taxes and interest costs. Current interest expense reflects the favorable effect of relatively low short-term interest rates, a condition that has begun to change as short-term interest rates have risen.
      During the first six months of the Company’s fiscal year, the Company typically generates more net income than its annual net income (net losses are normally generated in the last six months of the fiscal year) due to the significant volumes of natural gas that are delivered by the regulated utility during the winter heating season. Variations in the level of net income reported for the fiscal six-month period ended

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
March 31 may be significant because of the variability of weather and other related factors from one period in a year to the same period in the subsequent year. Generating large sales volumes during the six-month period ended March 31 increases accounts receivable from the level at September 30; likewise, accounts payable increases to pay providers of the natural gas commodity. Accounts payable for the natural gas commodity can also vary significantly from one period to the next because of the volatility in the price of natural gas. Storage gas inventories, which usually peak by November 1, are largely drawn down in the six months ended March 31, and provide a source of cash as this asset is used to satisfy winter sales demand. Gas costs due from or to customers and deferred purchased gas costs, which represent the difference between gas costs that have been paid to suppliers and what has been collected from customers, can also cause significant variations in operating cash flows from period to period.
      During the last six months of the Company’s fiscal year, after the winter heating season, the Company will generally report a seasonal net loss due to reduced demand for natural gas during this period. Additionally, many of the Company’s assets, which were generated during the winter heating season, are converted into cash. The Company generally uses this cash to reduce and sometimes eliminate short-term debt, and acquire storage gas for the next heating season.
      Net cash provided by operating activities totaled $232.5 million, $237.7 million and $144.2 million for fiscal years 2005, 2004 and 2003, respectively. A description of certain material changes in working capital from September 30, 2004 to September 30, 2005 is listed below:

•	Storage gas inventory increased $35.3 million from the end of September 30, 2004 due to higher natural gas prices and increased storage capacity to accommodate the requirements for the 2005-2006 winter heating season.

•	Accounts payable and other accrued liabilities increased $20.4 million from September 30, 2004 largely to fund higher natural gas purchases. Higher liabilities associated with natural gas are due mostly to higher prices associated with storage injections.

•	Customer deposits and advance payments increased $37.7 million from September 30, 2004. The increase in cash deposits was driven by a revised credit policy requiring security deposits from new customers of the regulated utility, and the receipt of a security deposit held from an electricity supplier of WGEServices.

•	Deferred purchased gas costs — net reflects a net cash inflow of $27.7 million in fiscal year 2005 primarily due to fair value gains in the current fiscal year associated with Washington Gas’ variable gas purchase contracts, as compared to fair value losses recognized in fiscal year 2004.
      During fiscal years 2004 and 2003, storage gas inventory rose $53.0 million and $65.5 million from September 30, 2003 and 2002, respectively, due to higher natural gas costs and increased storage capacity. During fiscal year 2004, accounts payable and other accrued liabilities increased $35.9 million due to higher natural gas and electricity purchases.
    Cash Flows Used in Financing Activities
       Cash flows used in financing activities totaled $119.2 million, $132.6 million and $26.3 million for fiscal years 2005, 2004 and 2003, respectively. During fiscal year 2005, the Company decreased its notes payable by a net amount of $54.8 million, and paid common stock dividends totaling $64.0 million. Additionally during fiscal year 2005, the Company refinanced $60.5 million of long-term debt with proceeds from the issuance of $60.5 million of lower-cost, long-term debt (refer to the section entitled “Liquidity and Capital Resources— Long-Term Cash Requirements and Related Financing” included herein).
      Cash flows used in financing activities during fiscal year 2004 reflect a $71.0 million net decrease in notes payable, coupled with common stock dividend payments totaling $62.7 million. Additionally during fiscal year 2004, the Company refinanced $36.0 million of long-term debt with proceeds from the issuance of $37.0 million of lower-cost, long-term debt. During fiscal year 2003, cash flows used in financing

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
activities reflect a $75.8 million increase in notes payable. Additionally, the Company retired $41.9 million of long-term debt, and paid common stock dividends totaling $61.9 million.
      The following table reflects the issuances and retirements of long-term debt that occurred during fiscal years 2005, 2004 and 2003 (also refer to Note 5 of the Notes to Consolidated Financial Statements).

Long-Term Debt Activity

	2005		2004		2003

(In millions)	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount

Medium-term notes
Issued	4.83 – 5.44%	$60.5	4.88%	$37.0	–	$–
Retired	6.50 – 7.76%	(60.5)	6.95%	(36.0)	6.50 – 7.04%	(40.0)
Project financing
Issued	8.00%	0.1	6.75%	0.8	–	–
Retired(a)	5.99 – 8.00%	(16.5)	–	–	5.99 – 7.88%	(21.3)
Other activity	–	(0.1)	–	(0.2)	–	(0.2)

Total		$(16.5)		$1.6		$(61.5)

(a)	Includes the non-cash extinguishment of project debt financing of $16.4 million and $19.7 million for fiscal year 2005 and 2003, respectively.
    Cash Flows Used In Investing Activities
       Net cash flows used in investing activities totaled $115.0 million, $102.9 million and $116.0 million during fiscal years 2005, 2004 and 2003, respectively. In fiscal years 2005, 2004 and 2003, $111.1 million, $107.9 million and $129.0 million, respectively, of cash was utilized for capital expenditures made on behalf of the regulated utility. Additionally, fiscal year 2004 included cash proceeds of $6.4 million (pre-tax) received from the Maritime sale. Fiscal year 2003 included cash proceeds of $16.0 million related to the sale of the Company’s former headquarters property, and cash proceeds of $5.3 million from the sale of an interest in a land development venture.
    Capital Expenditures
       The following table depicts the Company’s actual capital expenditures for fiscal years 2003, 2004 and 2005, and projected capital expenditures for fiscal years 2006 through 2010. The Company’s capital

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
expenditure program includes investments to extend service to new areas, and to ensure safe, reliable and improved service.

Capital Expenditures

	Actual			Projected

(In millions)	2003	2004	2005	2006	2007	2008	2009	2010	Total

New business	$70.2	$67.5	$58.2	$57.7	$54.9	$55.3	$55.2	$55.2	$278.3
Replacements
Rehabilitation project	–	–	8.2	56.0	57.8	22.0	–	–	135.8
Other	27.1	24.9	22.5	20.6	31.8	30.5	35.9	37.2	156.0
LNG storage facility	–	–	1.5	31.8	30.9	19.2	0.6	–	82.5
Other	31.8	21.0	33.9	34.2	23.0	33.4	32.8	39.2	162.6

Total—accrual basis(a)	129.1	113.4	124.3	200.3	198.4	160.4	124.5	131.6	815.2
Non-cash adjustments	0.4	(4.9)	(11.3)	–	–	–	–	–	–

Total—cash basis	$129.5	$108.5	$113.0	$200.3	$198.4	$160.4	$124.5	$131.6	$815.2

(a)	Excludes Allowance for Funds Used During Construction. Includes capital expenditures accrued and capital expenditure adjustments recorded in the fiscal year.
     The 2006 to 2010 projected period includes $278.3 million for continued growth to serve new customers, and $291.8 million primarily for replacement and betterment of existing capacity. A portion of actual capital expenditures incurred in fiscal year 2005, as well as projected expenditures in fiscal years 2006 through 2008, reflect $144 million of costs that are currently estimated to be expended in connection with a rehabilitation project in Prince George’s County (refer to the section entitled “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments—Operating Issues in Prince George’s County, Maryland” included herein). The projected period also reflects $162.6 million of other expenditures, which includes general plant. Additionally, the projected period also contains $82.5 million of capital expenditures to construct a necessary, new source of peak day capacity within the boundaries of the natural gas distribution system to support customer growth and pressure requirements on the entire natural gas distribution system that is needed at the beginning of the 2008-2009 winter heating season. Specifically, these estimated expenditures for the peaking facility (revised upward from a previous estimate of $60 million) are expected to be used to construct a one billion cubic foot LNG storage facility on the land used for former storage facilities by Washington Gas in Chillum, Maryland. Washington Gas’ proposed location for this peaking facility is being opposed by certain external parties. The opponents have not presented any technical support for their positions. The Company cannot predict that this facility will be built as planned. However, Washington Gas has an alternate plan to satisfy its customer requirements, that although significantly more expensive for customers, could be utilized to meet peak day demand requirements.

Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments
       Contractual Obligations. WGL Holdings and Washington Gas have certain contractual obligations that extend beyond fiscal year 2005. These commitments include long-term debt, lease obligations and unconditional purchase obligations for pipeline capacity, transportation and storage services, and certain natural gas and electricity commodity commitments. The estimated obligations as of September 30, 2005 for future fiscal years are shown below.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Estimated Contractual Obligations and Commercial Commitments (Assumes Normal Weather)

	Years Ended September 30,

(In millions)	Total	2006	2007	2008	2009	2010	Thereafter

Pipeline and storage contracts(a)	$809.3	$133.7	$118.8	$99.3	$76.0	$61.0	$320.5
Medium-term notes(b)	634.1	50.0	85.0	45.1	75.0	32.5	346.5
Other long-term debt(b)	0.2	0.1	–	–	–	–	0.1
Interest expense(c)	325.3	37.7	33.8	29.2	25.8	22.2	176.6
Gas purchase commitments— Washington Gas (d)	707.2	354.1	116.0	102.0	91.3	43.8	–
Gas purchase commitments— WGEServices (e)	499.1	445.1	40.2	13.8	–	–	–
Electric purchase commitments(f)	127.6	95.4	32.2	–	–	–	–
Operating leases	46.0	4.5	4.4	4.2	3.8	2.9	26.2
Other long-term commitments(g)	26.8	12.1	7.5	4.9	0.8	0.3	1.2

Total	$3,175.6	$1,132.7	$437.9	$298.5	$272.7	$162.7	$871.1

(a)	Expected minimum payments under natural gas transportation and storage contracts based on current estimates of growth of the Washington Gas system, together with current expectations of the timing and extent of unbundling initiatives in the Washington Gas service territory. These contracts have expiration dates through fiscal year 2026. Additionally, includes minimum payments for WGEServices pipeline contracts.
(b)	Represents scheduled repayment of principal including the assumed exercise of a put option by the debt holders of $85.0 million in 2007 and $8.5 million in 2010. Additionally, in fiscal year 2006, Washington Gas intends to call $50.0 million of MTNs.
(c)	Represents the scheduled interest payments associated with MTNs and other long-term debt.
(d)	Includes short-term gas purchase commitments to purchase fixed volumes of natural gas under Washington Gas’ regulatory-approved hedging program, as well as long-term gas purchase commitments that contain fixed volume purchase requirements. Commitment amounts are estimated based on forecasted market prices for minimum purchases under these purchase commitments.
(e)	Represents commitments based on a combination of market prices at September 30, 2005 and fixed price contract commitments for natural gas delivered to various city gate stations, including the cost of transportation to that point, which is bundled in the purchase price.
(f)	Certain electric commitments are based on forecasted usage for existing customers under full requirements supply contracts (refer to the section entitled “Market Risk” included herein). Other electric purchase commitments are based on existing fixed price and fixed volume commitments.
(g)	Includes certain Information Technology service contracts. Also includes committed payments related to certain environmental response costs.
     The table above reflects fixed and variable obligations estimated on the basis of normal weather and average customer usage. These estimates reflect likely purchases under various contracts, and may differ from minimum future contractual commitments disclosed in Note 14 of the Notes to Consolidated Financial Statements.
      When a customer selects an unregulated third-party marketer to provide natural gas supply, Washington Gas generally assigns pipeline and storage capacity to unregulated third-party marketers to deliver natural gas to Washington Gas’ city gate. In order to provide the gas commodity to customers who do not select an unregulated third-party marketer, Washington Gas has a commodity acquisition plan to acquire the natural gas supply to serve the customer. In connection with this energy acquisition plan, Washington Gas utilizes an Asset Manager to acquire a portion of the necessary supply to serve these customers. Washington Gas’ commitment to the Asset Manager, when implementing its option to purchase gas supply through April 30, 2006, is at a market price that is tied to various public indices for natural gas. The contract commitment is related to customer demand, there are no minimum bill commitments, and no amount is included in the table above for these contracts. As described above, Washington Gas has entered into contracts with a variety of commodity suppliers, other than its Asset Manager, to purchase approximately 40 percent of its normal winter requirement from non-Gulf coast based supplies.
      For commitments related to the Company’s pension and post-retirement benefit plans, during fiscal year 2006, the Company does not expect to make any contributions to its qualified, trusteed, non-contributory defined benefit pension plan covering all active and vested former employees of Washington

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
Gas. The Company expects to make payments totaling $1.4 million in fiscal year 2006 on behalf of participants in its non-funded Supplemental Executive Retirement Plan. The Company expects to contribute $29.5 million to its health and life insurance benefit plans on behalf of retirees during fiscal year 2006. For a further discussion of the Company’s pension and post-retirement benefit plans, refer to Note 11 of the Notes to Consolidated Financial Statements.
      Sales and Repurchases of Accounts Receivable. In fiscal year 2002, the Company stopped making new loans associated with its consumer financing operations. This operation has been limited to servicing existing loans. Accordingly, the cash generated from the consumer financing operation has been limited to collection of principal and interest for existing loans that reduced the balances in loan pools that previously were created for sale to commercial banks. Pursuant to the terms under which these loan pools were sold, the Company repurchased certain of these loans from the commercial banks totaling $3.2 million each in fiscal years 2004 and 2003. As of September 30, 2005, there were no such remaining loan balances held by commercial banks, and the amount of such loans held by the Company was not material (refer to Note 14 of the Notes to Consolidated Financial Statements).
      Financial Guarantees. WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At September 30, 2005, these guarantees totaled $167.4 million. Termination of these guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings also had guarantees totaling $5.0 million at September 30, 2005 that were made on behalf of certain of its non-utility subsidiaries associated with their banking transactions. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
      Construction Project Financing. In October 2000, Washington Gas contracted with the U.S. General Services Administration (GSA) to construct certain facilities at the GSA central plant in Washington, D.C. Payments to Washington Gas for this construction were to be made by the GSA over a 15-year period. In November 2000, Washington Gas and General Electric Capital Assurance Company (GEFA) entered into a long-term financing arrangement, whereby GEFA funded this construction project. Under the terms of this financing arrangement, Washington Gas assigned to GEFA the 15-year stream of payments due from the GSA. The final amount of this long-term financing arrangement, including amendments, change orders, origination fees and capitalized finance charges, was $69.4 million. As the long-term financing from GEFA was funded, Washington Gas established a note receivable representing the GSA’s obligation to remit principal and interest. Upon completion and acceptance of phases of the construction project, Washington Gas accounted for the transfer of the financed asset as an extinguishment of long-term debt, and removed both the note receivable and long-term financing from its financial statements. In December 2004, all remaining work under the construction project was fully accepted by the GSA. Accordingly, the remaining note receivable and corresponding long-term note payable related to the GSA construction project were removed from the Company’s financial statements at December 31, 2004. As a result of GSA’s final acceptance, GEFA has no further recourse against the Company related to the extinguished long-term debt.
      Operating Issues in Prince George’s County, Maryland. On April 1, 2005, Washington Gas reported that it would address a significant increase in the number of natural gas leaks on its distribution system in a portion of Prince George’s County, Maryland. Washington Gas determined that these leaks resulted from the shrinkage of seals located in mechanical couplings that connect sections of distribution mains and services. Given the increase in the number of natural gas leaks, Washington Gas announced that it would replace gas service lines and rehabilitate gas mains that contain the applicable mechanical couplings in the affected area of the distribution system in Prince George’s County (the rehabilitation project) by the end of December 2007, even if no leaks have been detected.
      The rehabilitation project is currently expected to cost $144 million. The Company’s planned capital expenditures for fiscal years 2006 through 2008 reflect the current cost estimate of the rehabilitation project (refer to the section entitled “Liquidity and Capital Resources—Capital Expenditures” included herein). This

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
current cost estimate could differ materially from the actual costs incurred for the work associated with this project. However, Washington Gas has the financial resources necessary to fund this project due to its current strong cash position, and the financing options it has available.
      Management of Washington Gas considers the cost of the rehabilitation project described above necessary to provide safe and reliable utility service. Management anticipates that costs such as these eventually will be recognized in the ratemaking process as reasonable. Washington Gas has not yet requested recovery of the costs. However, Washington Gas is considering the effect of these capital expenditures on its ability to earn its allowed rate of return in Maryland, and is evaluating the most appropriate options to enable full and timely recovery of, and return on, the amounts to be expended. There can be no prediction at this time that recovery in rates will be allowed or at what point in time such recovery may begin to be reflected in rates. Significant negative effects on earnings in future years could result if such costs are incurred and recovery in rates is not allowed.
      Washington Gas retained a consultant to determine the reason for the increase in leaks in the affected area of Prince George’s County. Based on the work conducted to date, there is a combination of three contributing factors to the higher leak rates of seals on couplings. However, the relevant factor is the change in the gas composition resulting from a change in the gas supply arising from the reactivation of the Cove Point LNG terminal owned by Dominion Resources, Inc. The Cove Point gas has a lower concentration of heavy hydrocarbons (HHCs) than domestic natural gas. A characteristic of the rubber material comprising the seals in the couplings is the ability of the seals to both adsorb and desorb HHCs. When seals are exposed to higher levels of HHCs, they swell in size and cause a tighter seal. However, when gas is introduced that has a lower level of HHCs, the seals shrink in size and there is a greater propensity for those seals to cause the couplings to leak.
      Also considered as contributing factors to a higher failure rate for seals of this nature are the age of the couplings and the colder ground temperature during winter periods. However, both the age of the couplings and the ground temperature are common to couplings in other areas of Washington Gas’ service territory where leak patterns have not been observed like those in the affected area of Prince George’s County. Thus, the relevant change that explains the higher incidence of leaks in the affected area of Prince George’s County is the composition of the gas resulting from the introduction of Cove Point gas.
      The consultant hired by Washington Gas believes that the condition caused by the gas coming from the Cove Point terminal is reversible. Washington Gas is examining potential approaches that will enable it to reverse or reduce the effect of the introduction of gas from the Cove Point terminal on the distribution system in the affected area of Prince George’s County. Washington Gas is also examining these approaches to limit the potential effect of Cove Point gas on other areas of its distribution system. The current cost estimate of the rehabilitation project, as discussed above, does not consider any costs associated with implementing any of these remediation activities.
      Because of the high concentration of Cove Point gas being received at the gate station that serves the affected area of Prince George’s County, Washington Gas has begun to construct a facility to inject HHCs at this particular gate station; this facility is expected to be operational in January 2006, at an additional cost of $1.6 million. Although the installation of the equipment at this gate station may reverse or partially reverse the effect of the Cove Point gas on the distribution system in the affected part of Prince George’s County and reduce the current cost estimate of $144 million, Washington Gas plans to continue the rehabilitation of the area in Prince George’s County and to continue performing special leak surveys until there is appropriate evidence that the desired reversal has occurred. Washington Gas has begun the planning necessary to construct similar facilities at the other six gate stations in anticipation that Cove Point gas flowing into the interconnected pipelines may increase prior to 2008.
      The concept of such a facility is similar in design to Washington Gas’ existing process of odorizing natural gas by injecting natural gas with a chemical that gives it its unique odor. Although small in scale, odorizing natural gas is an automated process completed at each gate station. Facilities needed for injecting HHCs would include a storage tank for the liquid, metering, pumping and injecting equipment. The estimated cost of the acquisition and installation of equipment needed to inject HHCs into the gas

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
stream at Washington Gas gate stations is an average of $1 million at each station, for a total of $7 million at all seven gate stations at which such facilities will potentially be installed. Washington Gas expects that these facilities’ costs should be includible in the rate base upon which Washington Gas is allowed to earn an allowed rate of return. The $7 million cost does not include the cost of the HHCs which Washington Gas anticipates should be includible in its purchased gas adjustment charge.
      Refer to the section entitled “Operating Issues in Prince George’s County, Maryland” under Item 1 of this report for a further discussion of this matter.
       CREDIT RISK
       Regulated Utility Operations
       Certain suppliers that sell gas to Washington Gas have either relatively low credit ratings or are not rated by major credit rating agencies. In the event of a supplier’s failure to deliver contracted volumes of gas, the regulated utility may need to replace those volumes at prevailing market prices, which may be higher than the original transaction prices, and pass these costs through to its sales customers under the purchased gas cost adjustment mechanisms (refer to the section entitled “Market Risk— Price Risk Related to Regulated Utility Operations” included herein). To manage this supplier credit risk, Washington Gas screens suppliers’ creditworthiness and asks suppliers as necessary for financial assurances including, but not limited to, letters of credit and parental guarantees. In response to the continued rise in natural gas prices, Washington Gas has requested and received increased levels of financial assurance from its suppliers.
       Retail Energy-Marketing Operations
       Natural Gas. Certain suppliers that sell natural gas or electricity to WGEServices have either relatively low credit ratings or are not rated by major credit rating agencies. Depending on the ability of these suppliers to deliver natural gas or electricity under existing contracts, WGEServices could be financially exposed for the difference between the price at which WGEServices has contracted to buy these commodities, and the replacement cost of these commodities that may need to be purchased. WGEServices has a wholesale supplier credit policy that is designed to mitigate wholesale credit risks through a requirement for credit enhancements. In accordance with this policy, WGEServices has obtained credit enhancements from certain of its suppliers.
      In response to the significant rise in natural gas prices, WGEServices has increased the unsecured credit limits it will accept from certain suppliers or their guarantors. This will allow WGEServices to have greater flexibility in obtaining alternative sources of natural gas supplies in the event of non-performance by one or more of its suppliers.
      Electricity. For a further discussion of the credit risk associated with WGEServices’ electricity suppliers, refer to the section entitled “Market Risk— Price Risk Related to Retail Energy-Marketing Operations” included herein.
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
      In order to mitigate commodity price risk for its firm customers, Washington Gas has specific regulatory approval in the District of Columbia, Maryland and Virginia to hedge transactions for a limited portion of its natural gas purchases. Three types of hedge instruments were approved for the Company’s use: (i) forward gas purchases at a fixed price; (ii) purchases of call options that effectively cap the cost of gas; and (iii) a combination of call options purchased and put options sold that limits natural gas price exposure within a narrow band. While the regulatory approval for Virginia is permanent, the regulatory approvals in the District of Columbia and Maryland are pursuant to pilot programs, and the Company is seeking to continue these programs. Additionally, to provide for additional supply reliability, the regulated utility purchases natural gas under contracts that provide for volumetric variability. Certain of these contracts are required to be recorded at fair value (refer to Note 6 of the Notes to Consolidated Financial Statements for a discussion of the accounting for these derivative instruments). At September 30, 2005, the Company’s variable gas purchase contracts had a net fair value gain of $18.2 million. Of this amount, $19.9 million represented a fair value gain that was recorded on the balance sheet as a receivable, with a corresponding amount recorded as a regulatory liability. This was partially offset by a $1.7 million fair value loss that was recorded on the balance sheet as a payable, with a corresponding amount recorded as a regulatory asset. At September 30, 2004, the contracts had a net fair value loss of $8.2 million which was recorded on the balance sheet as a payable, with a corresponding amount recorded as a regulatory asset. This accounting is in accordance with regulatory accounting requirements for recoverable or refundable costs in each jurisdiction.
      The regulated utility also mitigates price risk by injecting natural gas into storage during the summer months when prices are generally lower and less volatile, and withdraws that gas during the winter heating season when prices are generally higher and more volatile. Hurricanes Katrina, Rita and Wilma, which occurred at a time when Washington Gas typically injects natural gas into storage, resulted in a disruption in natural gas production and processing from the Gulf Coast region. This disruption reduced the availability of Gulf Coast-based natural gas supply and placed significant upward pressure on natural gas prices. Despite these market conditions, Washington Gas has already delivered and injected into storage sufficient quantities of gas to maximize the availability of natural gas from its storage resources to meet customer demand for the 2005-2006 winter heating season.
       Price Risk Related to Retail Energy-Marketing Operations
       The Company’s retail energy-marketing subsidiary, WGEServices, sells natural gas and electricity to retail customers at both fixed and indexed prices. The Company must manage daily and seasonal demand fluctuations for these products. The volume and price risks are evaluated and measured separately for natural gas and electricity.
      Natural Gas. WGEServices is exposed to market risk to the extent it does not closely match the timing and volume of natural gas it purchases with the related fixed price or indexed sales commitments. WGEServices’ risk management policies and procedures are designed to minimize these risks. WGEServices also faces risk in that approximately 60 percent of its annual natural gas sales volumes are subject to variations in customer demand caused by fluctuations in weather. Purchases of natural gas to fulfill retail sales commitments are made generally under fixed-volume contracts that are based on normal weather assumptions. If there is a significant deviation from normal weather that causes purchase commitments to differ significantly from sales levels, WGEServices may be required to buy incremental natural gas or sell excess natural gas at prices that negatively impact gross margins. WGEServices manages this volumetric risk by using storage gas inventory and peaking services offered to marketers by the regulated utilities that provide delivery service for WGEServices customers. WGEServices may also manage price risk through the use of derivative instruments. At September 30, 2005 and 2004, these derivative instruments were recorded on the Company’s consolidated balance sheets as a fair value gain of $5.4 million and $719,000, respectively. In connection with these derivative instruments, WGEServices

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
recorded pre-tax gains of $3.8 million, $892,000 and $221,000 for the fiscal years ended September 30, 2005, 2004 and 2003, respectively.
      Electricity— Full Requirements Supply. For a portion of its electricity supply, WGEServices limits its volumetric and price risks by purchasing full requirements services from its wholesale electricity suppliers under master purchase and sale agreements, including electric energy, capacity and certain ancillary services, for resale to retail electric customers. WGEServices’ full requirements wholesale suppliers assume the risk for any volume and price risks associated with sales made by WGEServices. WGEServices’ principal supplier of full requirements electricity is Mirant Americas Energy Marketing L.P. (MAEM), an indirect wholly owned subsidiary of Mirant Corporation (Mirant).
      On July 14, 2003, Mirant and substantially all of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. MAEM was included in these bankruptcy filings. As of October 18, 2005, MAEM had completed performance on all of its supply obligations to WGEServices under contracts entered into prior to the bankruptcy. These pre-bankruptcy petition contracts expired on or before October 18, 2005.
      In October 2003, WGEServices and MAEM signed a post-bankruptcy petition contract that enables WGEServices to renew expiring contracts with its current electric customers, and to make purchases for new customers. These post-bankruptcy petition contracts include provisions that allow WGEServices to net payables to MAEM against any damages that might result from default on the part of MAEM, and allow WGEServices to request collateral under certain situations. At September 30, 2005, WGEServices held collateral totaling $18.3 million related to electric purchase transactions under the post-bankruptcy petition contract. This collateral is intended to represent the difference between the price at which WGEServices has contracted to buy electricity, and the replacement cost of the electricity that may need to be purchased in the event of non-performance by MAEM. There was no collateral held at September 30, 2004 related to electric purchase transactions under the post-bankruptcy petition contract. Due to timing differences that may arise between when collateral is requested by WGEServices and when it is actually received from MAEM, WGEServices’ exposure to MAEM under this contract may exceed the collateral held at any time.
      WGEServices has made efforts to reduce its reliance on a single electric supplier for full requirements supply. In addition to MAEM, WGEServices has separate master purchase and sale agreements under which it purchases full requirements services from other wholesale electricity suppliers. These electric suppliers either have investment grade credit ratings or provide guarantees from companies with investment grade credit ratings. Electric suppliers other than MAEM accounted for approximately ten percent of WGEServices’ full requirements electric purchases for fiscal year 2005.
      Electricity— Non-Full Requirements Supply. In order to improve its competitive position and to further diversify its electricity supply sources, commencing in the second half of fiscal year 2005, WGEServices began procuring electricity supply under contract structures other than full requirements contracts. WGEServices assembled the various components of supply, including electric energy, capacity, ancillary services and transmission service from multiple suppliers to match its customer requirements. This new strategy also reduces the potential credit exposure that WGEServices otherwise faced when dealing almost exclusively with MAEM.
      Under this purchasing approach, WGEServices assumes the responsibility of matching its customer requirements with its supply purchases. To the extent WGEServices is not able to match its customer requirements relatively closely with its supply purchases, it is exposed to electricity commodity price risk on the unmatched portion of its portfolio. WGEServices’ electric business also is exposed to fluctuations in weather. These non-full requirements purchases generally are made under fixed-volume contracts that are based on certain weather assumptions. If there are significant deviations in weather from these assumptions, WGEServices could be exposed to hourly price and volume risk that can negatively impact gross margins. At September 30, 2005, 44 percent of the WGEServices electric supply portfolio was provided under non-full requirements contracts.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
      Value-At-Risk. WGEServices measures the market risk of its energy commodity portfolio and employs risk control mechanisms to measure and determine mitigating steps related to market risk, including the determination and review of value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. Based on a 95 percent confidence interval for a one-day holding period, WGEServices’ value-at-risk at September 30, 2005 was approximately $340,000 and $113,000 related to its natural gas and electric portfolios, respectively. WGEServices’ value-at-risk calculations related to its electric portfolio results from WGEServices’ new procurement strategy for purchasing non-full requirements electric services as discussed above.
       Weather Risk
       The Company is exposed to various forms of weather risk in both its regulated utility and unregulated businesses. For the regulated utility, a large portion of the Company’s revenues is volume driven and its current rates are based upon an assumption of normal weather. Variations from normal weather will cause the Company’s earnings to increase or decrease, depending on the weather pattern. Prior to October 1, 2005, the Company managed weather risk for all jurisdictions of the regulated utility with a weather insurance policy. As discussed below, Washington Gas initiated efforts in fiscal year 2005 to obtain ratemaking provisions in Maryland and Virginia that are designed to moderate the volatility of its revenues and customers’ monthly billing due to variations in weather from normal levels. Washington Gas has not sought a similar ratemaking provision in the District of Columbia and, therefore, relies on weather insurance to protect against a portion of warmer-than-normal weather in the District of Columbia, as discussed below.
      The financial results of the Company’s non-regulated energy-marketing business, WGEServices, are also affected by variations from normal weather in the winter relating to its gas sales, and in the summer relating to its electricity sales. WGEServices manages its weather risk with, among other things, a weather hedge, which is also discussed below.
      Billing Adjustment Mechanism. In August 2005, Washington Gas received approval from the PSC of MD to implement a Revenue Normalization Adjustment (RNA), a billing adjustment mechanism that is designed to stabilize the level of distribution charge revenues received from Maryland customers as a result of deviations in customer usage caused by variations in weather from normal levels and other matters such as conservation. The RNA became effective on October 1, 2005, which is the beginning of the Company’s fiscal year 2006.
      Refer to the section entitled “Rates and Regulatory Matters” under Item 1 of this report and Note 14 of the Notes to Consolidated Financial Statements for a further discussion of this matter.
      Weather Insurance. In October 2000, Washington Gas purchased a weather insurance policy covering all of its jurisdictions in order to minimize a portion of the impact of warmer-than-normal weather on the Company’s financial results. The policy had a five-year term that expired on September 30, 2005, and had a pre-tax annual cost of $4.25 million for fiscal years 2005, 2004 and 2003. On October 26, 2005, Washington Gas purchased a new weather insurance policy designed to protect against nearly all of its exposure to warmer-than-normal weather in the District of Columbia. This new policy has a three-year term that expires on September 30, 2008.
      The new policy covers Washington Gas’ estimated net revenue exposure in the District of Columbia to variations in heating degree days (HDDs), subject to a maximum annual payment of $6.55 million (pre-tax) and cumulative maximum payments of $13.10 million (pre-tax) over the three-year policy period. Pre-tax income is provided in the amount of approximately $12,600 for each HDD warmer-than-normal during each fiscal year subject to the limitations previously described. Other than the cost of the insurance, Washington Gas pays nothing if weather is colder than normal.
      The policy’s pre-tax annual cost will be $2.15 million for fiscal year 2006, and $1.74 million for each of fiscal years 2007 and 2008. No portion of the cost or benefit of this policy is considered in the regulatory

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
process. A further description of the accounting for weather insurance may be found in Note 1 of the Notes to Consolidated Financial Statements.
      HDD Derivatives. On December 8, 2005, Washington Gas purchased an HDD derivative to protect against warmer-than-normal weather in Virginia. Washington Gas will receive $24,600 for every HDD below 2,833 during the period of December 18, 2005 through May 31, 2006. The maximum amount that Washington Gas can receive under this arrangement is $9.4 million. The pre-tax cost of this derivative is $1.7 million.
      WGEServices utilizes HDD derivatives to manage its risk for natural gas customers who participate in a program that allows them to pay a fixed amount for their gas requirements regardless of the amount of gas consumed, and to manage other weather-related risks. These hedges cover a portion of WGEServices’ estimated net revenue exposure to variations in HDDs. For fiscal years 2005 and 2004, the Company recorded, net of premium costs, a net loss of $246,000 and $114,000 related to these hedges, respectively, and a net gain of $372,000 for fiscal year 2003.
       Interest-Rate Risk
       The Company is exposed to interest-rate risk associated with its debt financing costs. Management of this risk is discussed below.
      Long-Term Debt. At September 30, 2005, the regulated utility had fixed-rate MTNs and other long-term debt aggregating $584.2 million in principal amount, excluding current maturities and unamortized discounts, and having a fair value of $626.8 million. Fair value is defined as the present value of the debt securities’ future cash flows discounted at interest rates that reflect market conditions as of September 30, 2005. While these are fixed-rate instruments and, therefore, do not expose the Company to the risk of earnings loss due to changes in market interest rates, they are subject to changes in fair value as market interest rates change. A total of $93.5 million, or approximately 16 percent, of the regulated utility’s outstanding MTNs, excluding current maturities, have unexpired put options. In addition, a total of $371.5 million, or approximately 64 percent, of the regulated utility’s outstanding MTNs, excluding current maturities, have make-whole call options, and no associated put options.
      Using sensitivity analyses to measure this market risk exposure, the regulated utility estimates that the fair value of its long-term debt would increase by approximately $20.3 million if interest rates were to decline by ten percent, or 48 basis points, from current market levels. The Company also estimates that the fair value of its long-term debt would decrease by approximately $19.1 million if interest rates were to increase by ten percent, or 48 basis points, from current market levels. In general, such an increase or decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments in the open market prior to their maturity.
      Derivative Instruments. Washington Gas utilizes derivative financial instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility. As discussed below, during fiscal years 2005, 2004 and 2003, Washington Gas entered into forward-starting swaps that were intended to mitigate a substantial portion of the risk of rising interest rates associated with anticipated future debt issuances.
      In July 2005, Washington Gas entered into two forward-starting swaps with an aggregate notional principal amount of $50.0 million. These swaps are scheduled to terminate concurrent with the execution of debt issuances that are planned for May 2006. At September 30, 2005, these swaps had a fair value gain totaling $106,000.
      In September 2004, Washington Gas entered into two forward-starting swaps with an aggregate notional principal amount of $60.5 million. At September 30, 2004, these swaps had a fair value loss totaling $475,000. In August 2005, Washington Gas terminated the two forward-starting swaps concurrent with the August 2005 issuances of MTNs totaling $60.5 million, as discussed previously in the section entitled “Liquidity and Capital Resources— Long-Term Cash Requirements and Related Financing” included herein. Washington Gas paid a total of $2.6 million associated with the settlement of these hedge agreements.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
      In June 2003, Washington Gas entered into two forward-starting swaps with an aggregate notional principal amount of $62.0 million. In November 2003, Washington Gas terminated $37.0 million of the total $62.0 million aggregate notional principal amount of the forward-starting swaps concurrent with the November 2003 issuance of $37.0 million of MTNs, as discussed previously in the section entitled “Liquidity and Capital Resources— Long-Term Cash Requirements and Related Financing” included herein. Washington Gas received $2.6 million associated with the settlement of this hedge agreement. In December 2003, Washington Gas terminated the remaining $25.0 million aggregate notional principal of the forward-starting swaps, and received $1.2 million associated with the settlement of this hedge agreement.
      Refer to Note 6 of the Notes to Consolidated Financial Statements for a further discussion of the accounting for these transactions.
      As discussed in this report, the Company and Washington Gas utilize commercial paper to satisfy short-term borrowing requirements. Short-term interest rates had been relatively low in relation to historical levels. Actions and communications by the Federal Reserve in the past year, however, have resulted in increases in short-term interest rates and have signaled a likely continuation of these increases. Increases in short-term interest rates may reduce the profitability of the Company and Washington Gas to the extent those higher interest rates are not timely reflected in utility rates or can not be reflected in the prices charged by WGEServices.

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
       RESULTS OF OPERATIONS
       Summary Results
       Washington Gas’ net income applicable to its common stock was $87.9 million, $95.3 million and $109.6 million for the fiscal years ended September 30, 2005, 2004 and 2003, respectively.
      The following table provides the key factors contributing to the changes in utility net revenues between years.

Composition of Utility Net Revenue Changes

	Increase/(Decrease)
(In millions)	From Prior Year

	2005	2004

Gas delivered to firm customers
Volumetric effect:
Weather and usage	$(20.8)	$(31.5)
Customer growth	12.5	12.7
Impact of rate cases(a)	2.9	5.7
Gas delivered to interruptible customers	–	2.7
Other(a)	4.8	(4.7)

Total	$(0.6)	$(15.1)

(a)	For fiscal year 2004, “Impact of rate cases” includes a $4.7 million benefit of an accounting tracker granted by the PSC of DC related to pension and other post-employment benefit expenses, and “Other” excludes this benefit.
       Utility Net Revenues
       Utility net revenues for Washington Gas were $548.3 million for fiscal year 2005 compared to $549.0 million for fiscal year 2004. Net revenues for fiscal year 2005 primarily reflect lower natural gas deliveries to firm customers, despite the fact that weather was relatively unchanged for the current fiscal year when compared to the prior fiscal year, as further discussed below. Favorably contributing to net revenues for fiscal year 2005 was the addition of 22,043 active customer meters, representing an increase of 2.2 percent, coupled with the favorable effect of changes in rates charged to customers that were implemented in Maryland on November 6, 2003 and the District of Columbia on November 24, 2003.
      Utility net revenues of $549.0 million for fiscal year 2004 decreased $15.1 million from fiscal year 2003. Net revenues for fiscal year 2004 were affected primarily by weather, which was 11.6 percent warmer in fiscal year 2004 than in fiscal year 2003. Favorably contributing to net revenues for fiscal year 2004 was the addition of 30,140 active customer meters, or 3.1 percent. Fiscal year 2004 also benefited from the favorable effect of the November 2003 rate changes implemented in Maryland and the District of Columbia, and the effect of approximately one and one-half months of the rate decision that became effective in Virginia in November 2002.
      Revenue taxes, comprised principally of gross receipts taxes, increased by $8.1 million and $9.6 million in fiscal years 2005 and 2004, respectively. Changes in revenue taxes are impacted by changes in the volume of gas sold and delivered and the cost of the natural gas commodity. Although volumes decreased in both fiscal year 2005 and 2004, tax rates charged in Maryland increased significantly in fiscal year 2005, and in both Maryland and the District of Columbia during fiscal year 2004. The regulated utility is allowed

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
recovery of these amounts from its customers and, therefore, these increased fees do not affect total net revenues.

Gas Deliveries, Weather and Meter Statistics

	Years Ended September 30,

	2005	2004	2003

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	847,838	856,135	888,437
Gas Delivered for Others	434,099	454,549	496,889

Total Firm	1,281,937	1,310,684	1,385,326

Interruptible
Gas Sold and Delivered	7,809	7,626	12,163
Gas Delivered for Others	279,924	268,483	257,799

Total Interruptible	287,733	276,109	269,962

Electric Generation—Delivered for Others	73,874	41,052	67,245

Total Deliveries	1,643,544	1,627,845	1,722,533

Degree Days
Actual	4,023	4,024	4,550
Normal	3,798	3,792	3,799
Percent Colder Than Normal	5.9%	6.1%	19.8%
Active Customer Meters (end of period)	1,012,105	990,062	959,922
New Customer Meters Added	26,682	29,438	26,167

      Gas Service to Firm Customers. The level of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. The regulated utility’s rates are based on normal weather and through the fiscal year ended September 30, 2005, none of the tariffs for the jurisdictions in which the regulated utility has operated had a weather normalization provision (refer to the section entitled “Weather Risk” included in Management’s Discussion for WGL Holdings for changes related to weather normalization provisions). Nonetheless, declining block rates in the regulated utility’s Maryland and Virginia jurisdictions, and the existence of a fixed demand charge in all jurisdictions to collect a portion of revenues, reduce the effect that variations from normal weather have on net revenues.
      During the fiscal year ended September 30, 2005, total gas deliveries to firm customers were 1.282 billion therms, a decrease of 28.7 million therms, or 2.2 percent, in deliveries from fiscal year 2004. The 2.2 percent decline in natural gas deliveries to firm customers occurred even though heating degree days were relatively unchanged from the prior fiscal year. Weather for fiscal year 2005 was 5.9 percent colder than normal, as compared to 6.1 percent colder than normal for fiscal year 2004. The decrease in natural gas deliveries to firm customers is due, in part, to warmer weather experienced primarily during the second quarter of fiscal year 2005, the most significant period of Washington Gas’ winter-heating season. However, during the current fiscal year (particularly in the shoulder months of October and November within the first quarter, and the shoulder months of April and May within the third quarter), Washington Gas experienced lower natural gas deliveries because the change in heating degree days did not correlate highly with the change in the volume of gas delivered. The decrease in total gas deliveries for fiscal year 2005 was net of the volumes delivered on the 2.2 percent increase in active customer meters being served during the current fiscal year.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
      During fiscal year 2004, firm therm deliveries decreased 5.4 percent from fiscal year 2003 to 1.311 billion therms. This decrease primarily reflects 11.6 percent warmer weather during fiscal year 2004 when compared to fiscal year 2003, partially offset by a 3.1 percent increase in active customer meters being served. Weather for fiscal year 2004 was 6.1 percent colder than normal, as compared to 19.8 percent colder than normal for fiscal year 2003.
      Many customers choose to buy the natural gas commodity from unregulated third-party marketers, rather than purchase the natural gas commodity and delivery service from Washington Gas on a “bundled” basis. Gas delivered to firm customers but purchased from unregulated third-party marketers represented 33.9 percent of total firm therms delivered during fiscal year 2005, compared to 34.7 percent and 35.9 percent delivered during fiscal years 2004 and 2003, respectively. On a per unit basis, Washington Gas earns the same net revenues from delivering gas for others as it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from Washington Gas. Therefore, the regulated utility does not experience any loss in net revenues when customers choose to purchase the natural gas commodity from an unregulated third-party marketer.
      Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers increased by 11.6 million therms, or 4.2 percent, in fiscal year 2005 over fiscal year 2004, and increased by 6.1 million therms, or 2.3 percent, in fiscal year 2004 over fiscal year 2003. The increase in both fiscal years is attributable to less curtailment of interruptible service due to warmer weather.
      The effect on net income of any changes in delivered volumes and prices to the interruptible class is limited by margin-sharing arrangements that are included in Washington Gas’ rate designs in the District of Columbia, in Maryland through September 30, 2005, and to a much smaller extent in Virginia. In the District of Columbia, Washington Gas shares a majority of the margins earned on interruptible gas sales and deliveries with firm customers after a gross margin threshold is reached. A portion of the fixed costs for servicing interruptible customers is collected through the firm customers’ rate design. In the Virginia jurisdiction, rates for customers using interruptible delivery service are based on a traditional cost of service approach, and Washington Gas retains all revenues from interruptible delivery service. However, a few customers have been grandfathered into a bundled sales and delivery service with a previously approved bundled interruptible rate design. There is some sharing of those revenues with firm customers, but the volumes are small and the amounts of revenues are not material to the financial statements or results of operations. Prior to October 1, 2005, interruptible customers in the Maryland Jurisdiction had similar margin-sharing arrangements, as described above, for interruptible customers in the District of Columbia. Effective October 1, 2005, pursuant to implementing a revenue normalization adjustment mechanism approved by the PSC of MD, rates for interruptible customers in Maryland are based on a traditional cost of service approach, and Washington Gas retains a defined amount above a pre-approved margin threshold level (refer to the section entitled “Jurisdictional Rates and Regulatory Matters— Maryland Jurisdiction”).
      Gas Service for Electric Generation. Washington Gas sells and/or delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During fiscal year 2005, deliveries to these customers increased 80.0 percent over fiscal year 2004 levels to 73.9 million therms, reflecting the increased use by these customers of natural gas primarily due to the higher price of alternative fuels. During fiscal year 2004, these deliveries decreased 39.0 percent to 41.1 million therms compared to fiscal year 2003, reflecting the use by these customers of alternative fuels primarily due to higher natural gas prices. Washington Gas shares a significant majority of the margins earned from gas deliveries to these customers with firm customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
       Cost of Gas
       The regulated utility’s cost of natural gas includes both fixed and variable components. The regulated utility pays fixed costs or “demand charges” to pipeline companies for system capacity needed to transport and store natural gas. The regulated utility pays variable costs, or the cost of the natural gas commodity itself, to natural gas producers. Variations in the utility’s cost of gas expense result from changes in gas sales volumes, the price of the gas purchased and the level of gas costs collected through the operation of firm gas cost recovery mechanisms. Under these regulated recovery mechanisms, the regulated utility records cost of gas expense equal to the cost of gas recovered from customers and included in revenues. The difference between the firm gas costs paid and the gas costs recovered from customers is deferred on the balance sheet as an amount to be collected from or refunded to customers in future periods. Therefore, increases or decreases in the cost of gas associated with sales made to firm customers have no direct effect on net revenues and net income. Revenues can vary widely on an annual basis because of changes in the cost of gas, but such variations will not have any impact on net revenues or net income. Changes in the cost of gas can cause significant variations in the utility’s cash provided by or used in operating activities. The regulated utility receives from or pays to its customers in the District of Columbia and Virginia, at short-term interest rates, carrying costs associated with under- or over-collected gas costs recovered from its customers.
      The commodity costs of gas invoiced to the utility (excluding the cost and related volumes applicable to sales made outside of the utility’s service territory, referred to as off-system sales) were 72.43¢, 61.17¢ and 55.75¢ per therm for fiscal years 2005, 2004 and 2003, respectively. The higher gas costs in fiscal year 2005 and 2004 reflect higher commodity gas prices associated with greater demand due to colder-than-normal weather during these years, and the increased price volatility in the wholesale market, as discussed above. Gas costs in fiscal year 2006 are expected to be significantly above fiscal year 2005 levels as a result of supply interruptions resulting from hurricanes in the Gulf Coast region in the late summer and early fall of calendar year 2005. The increased gas costs are likely to cause an increase in short-term interest expense to finance higher accounts receivable balances and higher uncollectible accounts expenses (refer to the section entitled “Gas Supply and Storage Capacity” included in Management’s Discussion for WGL Holdings for a further discussion of this matter).
       Utility Operating Expenses
       Operation and Maintenance Expenses. Operation and maintenance expenses increased $10.4 million, or 4.5 percent, from fiscal year 2004 to fiscal year 2005, and increased $10.8 million, or 5.0 percent, from fiscal year 2003 to fiscal year 2004.
      The following table summarizes the major factors that contributed to the changes in operation and maintenance expenses.

Composition of Operation and Maintenance Expense Changes

	Increase/(Decrease)
	Compared to Prior Year

(In millions)	2005	2004

Labor and incentive plans	$4.2	$(0.9)
Employee severance	(2.3)	2.4
Employee benefits, excluding the Medicare subsidy	10.0	3.0
Medicare subsidy	(3.1)	(2.7)
Uncollectible accounts	2.2	(1.6)
Other non-labor operating expenses	(0.6)	10.6

Total	$10.4	$10.8

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
      Expenses related to labor and incentive plans increased $4.2 million in fiscal year 2005, and decreased $900,000 in fiscal year 2004. The current year increase in this expense was due primarily to increased employee base pay and increased incentive pay accruals related to performance-based incentive awards, coupled with increased overtime incurred in connection with response to issues that arose in a portion of the Company’s distribution system in Prince George’s County, Maryland, such as special leak surveys, emergency response site visits and repairs. Partially mitigating this increased expense was the effect of 2.7 percent fewer employees in fiscal year 2005 compared to fiscal year 2004. Fiscal year 2005 also benefited $2.3 million from reduced employee severance costs that were incurred in fiscal year 2004 related to operational efficiencies at the regulated utility. The $900,000 decline in labor and incentive plan expenses for fiscal year 2004 primarily reflects eight percent fewer employees.
      The $10.0 million increase in employee benefits expenses in fiscal year 2005 when compared to 2004 was largely related to increased post-retirement benefit costs. In fiscal year 2004, employee benefits increased $3.0 million over fiscal year 2003 largely due to an increase in the cost of group medical insurance. In fiscal year 2004, the Company recognized a benefit of $2.7 million, representing a cost reduction associated with a Medicare prescription drug subsidy. This subsidy resulted from a law enacted in December 2003 that entitles the Company to a federal subsidy for sponsoring a retiree health care benefit plan with a prescription drug benefit that is at least actuarially equivalent to the benefit to be provided under Medicare. Fiscal year 2005 reflects increased benefits recognized in connection with this subsidy.
      The $2.2 million increase in the provision for uncollectible accounts for fiscal year 2005 was primarily attributable to higher natural gas prices. The $1.6 million decrease in fiscal year 2004 was driven by improved collection efforts by the regulated utility, as well as warmer weather compared to fiscal year 2003.
      Other non-labor operating expenses for fiscal year 2005 decreased $600,000 in fiscal year 2005 from 2004, and increased $10.6 million in fiscal year 2004 over 2003. In fiscal year 2005, the Company reversed the remaining excess accrual that was previously recorded in fiscal year 2004 associated with unusual operational expenses, which resulted in a $3.2 million favorable year-over-year comparison. This benefit was offset by $2.1 million of higher expenses associated with performing the initial assessment of internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, as well as increased expense related to other miscellaneous items. Fiscal year 2004 included the accrual of $2.4 million recorded in connection with unusual operational expenses, $2.0 million associated with information technology improvements, and other miscellaneous items.
      Depreciation and Amortization. Depreciation and amortization expense for fiscal year 2005 fell to $89.1 million, a decrease of $1.7 million, or 1.8 percent, from fiscal year 2004. The lower expense is attributable, in part, to a reversal in the current fiscal year of $1.0 million of depreciation expense that was previously estimated and recorded in fiscal year 2004 related to the performance of an earnings test required by a 2003 Virginia rate order. The decline in this expense in fiscal year 2005, when compared to 2004, is also due to the inclusion in fiscal year 2004 of depreciation expense of $3.5 million (pre-tax), applicable to the period from January 1, 2002 through November 11, 2002, that was recorded in connection with the 2003 Virginia rate order (refer to Note 14 of the Notes to Consolidated Financial Statements for a further discussion of the Company’s regulatory activities and related contingencies). The year-over-year reduction in this expense was partially offset by increased depreciation and amortization expense in the current fiscal year related to an increased investment in property, plant and equipment.
      Depreciation and amortization expense for fiscal year 2004 rose to $90.8 million, an increase of $7.9 million, or 9.6 percent, over fiscal year 2003. This increase reflects increased investment in property, plant and equipment, as well as the recording in fiscal year 2004 of $3.5 million (pre-tax) of depreciation expense pursuant to a 2003 Virginia rate order as discussed in the preceding paragraph and $1.0 million of depreciation expense related to the earnings test also discussed above.
      The regulated utility’s composite depreciation and amortization rate was 3.48 percent for fiscal years 2005 and 2004, and 3.20 percent for fiscal year 2003.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
      General Taxes. General taxes increased by $4.1 million in fiscal year 2005 over 2004, and decreased by $1.5 million in fiscal year 2004 from 2003. The increased expense in fiscal year 2005 was attributable to a new sales and use tax assessment in Virginia, increased real and personal property taxes in Maryland, and other miscellaneous items. The new Virginia tax assessment primarily represents a surcharge that is collected from Virginia customers, and thereby does not materially affect net income. The decreased expense in fiscal year 2004 from fiscal year 2003 was due primarily to lower right-of-way fees that are collected on a per therm basis, principally in the District of Columbia, and that are impacted by changes in volumes of gas sold and delivered.
      Income Taxes. Income taxes for the regulated utility decreased $9.3 million in fiscal year 2005 when compared to 2004 primarily due to a combination of lower pre-tax income and a lower effective income tax rate. The decrease in the effective income tax rate, from 35.7% in fiscal year 2004 to 34.7% in fiscal year 2005, is primarily attributable to a favorable tax adjustment of $2.5 million recorded in the 2005 fourth quarter, coupled with increased non-taxable benefits associated with the Medicare prescription drug subsidy. The $10.2 million decrease in fiscal year 2004 over 2003 primarily reflects lower pre-tax income, a lower effective income tax rate attributable to the Medicare subsidy, partially offset by an adjustment of $2.7 million that reduced income tax expense in fiscal year 2003.
       Other Income (Expenses) — Net
       Other income (expenses)— net reflects other net expenses of $1.1 million for the fiscal year ended September 30, 2005, as compared to other net income of $2.1 million for the fiscal year ended September 30, 2004. The $3.2 million of increased expense in fiscal year 2005 was attributable primarily to reduced allocations in the current fiscal year of non-operating tax benefits from WGL Holdings to Washington Gas. These allocations are made in accordance with the tax sharing agreement under which Washington Gas and all other subsidiaries of WGL Holdings participate. WGL Holdings’ consolidated financial statements do not reflect the effect of such allocations since they are eliminated in consolidation. Favorably affecting fiscal year 2005 was increased interest income earned on higher average short-term investment balances and yields.
      Other income (expenses)— net for fiscal year 2004 reflected other net income of $2.1 million compared to other net expense of $662,000 for fiscal year 2003. The $2.8 million increase in income was attributable primarily to increased allocations from WGL Holdings to Washington Gas of non-operating tax benefits. Fiscal year 2004 also reflects increased interest income earned on higher short-term investment balances, as well as increased other miscellaneous income. Additionally, fiscal year 2003 included a $2.5 million after-tax gain from the sale of the Company’s headquarters property that resulted in a decrease in income for fiscal year 2004.
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
       REGULATORY MATTERS
       The effects of regulatory decisions issued in fiscal years 2005 and 2004 have contributed favorably to the Company’s overall operating results. The earnings effect of regulatory decisions also reflects certain accounting adjustments necessitated by the decisions.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (concluded)
      The regulated utility determines its requests to modify existing rates based on the level of net investment in plant and equipment, operating expenses and the need to earn a just and reasonable return on invested capital. From fiscal year 1995 through fiscal year 2002, the regulated utility had not modified base rates in its major jurisdictions. Commencing in fiscal year 2001, Washington Gas has increased the frequency of filing for rate relief to reflect the underlying cost of providing utility service. The following table summarizes major rate applications and results.

Summary of Major Rate Increase Applications and Results

				Test Year
	Application	Effective		12 Months	Increase in Annual					Allowed Rate of
Jurisdiction	Filed	Date		Ended	Revenues (Millions)					Return

					Requested		Granted			Overall		Equity

District of Columbia	02/07/03	11/24/03		09/30/02	$18.8	9.7%	$5.4	(a)	2.8%	8.42%		10.60%
District of Columbia	06/19/01	04/09/03		12/31/00	16.3	6.8%	(5.4)		(2.2)%	8.83%		10.60%
District of Columbia	01/14/94	08/01/94		09/30/93	17.3	9.0%	6.4		3.4%	–	(b)	–	(b)

Maryland	03/31/03	11/06/03		12/31/02	27.2	6.8%	2.9		0.7%	8.61%		10.75%
Maryland	03/28/02	09/30/02		12/31/01	31.4	9.3%	9.3		2.8%	–	(b)	–	(b)
Maryland	06/01/94	12/01/94		03/31/94	17.6	5.7%	7.4		2.4%	9.79	% (c)	11.50	% (c)

Virginia	01/27/04	10/04/04		06/30/03	19.6	4.7%	–	(e)	– (e)	8.44%		10.50%
Virginia	06/14/02	11/12/02	(d)	12/31/01	23.8	6.6%	9.9		2.7%	8.44%		10.50%
Virginia	04/29/94	09/27/94		12/31/93	15.7	6.4%	6.8		2.7%	9.72%		11.50%

(a)	The revenue increase includes a reduction for the effect of a $6.5 million lower level of pension and other post-retirement benefit costs that had been previously deferred on the balance sheet of Washington Gas as a regulatory liability. This deferral mechanism ensures that the variation in these annual costs, when compared to the levels collected from customers, does not affect net income. Therefore, this reduction of annual revenues for pension and other post-retirement benefit costs is reflected as a change to the regulatory liability on the balance sheet since the liability had already been recorded. Additionally, the $5.4 million annual revenue increase includes an $800,000 per year increase in certain expenses that are also subject to the regulatory deferral mechanism treatment. Accordingly, the total annual effect of the Final Order on the Company’s pre-tax income results in an annual increase of $11.1 million.

(b)	Application was settled without stipulating the return on common equity.

(c)	Rates were implemented as a result of a settlement agreement. The return on equity indicated in the Final Order of 11.50 percent was not utilized to establish rates.

(d)	New depreciation rates effective January 1, 2002. New base rates went into effect subject to refund on November 12, 2002. Final Order released on December 18, 2003.

(e)	Rate increases went into effect, subject to refund, on February 26, 2004 under an expedited rate application. On September 27, 2004, a Final Order was issued approving a proposed Stipulation filed by Washington Gas and other participants to resolve all issues related to this expedited rate case. Under the approved Stipulation, Washington Gas adjusted its billing rates commencing October 4, 2004 to reflect the level of annual revenues as determined in the previous Final Order issued on December 18, 2003 and noted in (d) above.
     Refer to the section entitled “Rates and Regulatory Matters” under Item 1 of this report and Note 14 of the Notes to Consolidated Financial Statements for a further discussion of the Company’s regulatory activities and related contingencies.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The following issues related to the Company’s Market Risk are included under Item 7 of this report and are incorporated herein by reference into this discussion.

•	Price Risk Related to Regulated Utility Operations

•	Price Risk Related to Retail Energy-Marketing Operations

•	Weather Risk

•	Interest-Rate Risk
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WGL Holdings, Inc.
Consolidated Statements of Income
Part II
Item 8. Financial Statements and Supplementary Data

	Years Ended September 30,

(In thousands, except per share data)	2005	2004	2003

UTILITY OPERATIONS
Operating Revenues	$1,379,390	$1,267,948	$1,301,057
Less: Cost of gas	772,898	668,968	696,561
Revenue taxes	58,170	50,079	40,465

Utility Net Revenues	548,322	548,901	564,031

Other Operating Expenses
Operation	197,383	182,573	176,482
Maintenance	39,949	44,178	39,773
Depreciation and amortization	89,859	91,510	83,549
General taxes	40,478	36,544	37,841
Income taxes	49,182	58,463	68,633

Utility Other Operating Expenses	416,851	413,268	406,278

Utility Operating Income	131,471	135,633	157,753

NON-UTILITY OPERATIONS
Operating Revenues
Retail energy-marketing	773,046	789,859	726,231
Heating, ventilating and air conditioning (HVAC)	32,441	30,123	35,521
Other non-utility activities	1,425	1,673	1,439

Non-Utility Operating Revenues	806,912	821,655	763,191

Other Operating Expenses
Operating expenses	775,713	817,672	761,540
Income taxes	13,460	2,175	168

Non-Utility Operating Expenses	789,173	819,847	761,708

Non-Utility Operating Income	17,739	1,808	1,483

TOTAL OPERATING INCOME	149,210	137,441	159,236
Other Income (Expenses) — Net
Income (expenses) — net	(1,970)	4,925	(26)
Income tax (expense) benefit	1,024	(264)	833

Other Income (Expenses) — Net	(946)	4,661	807

INCOME BEFORE INTEREST EXPENSE	148,264	142,102	160,043
INTEREST EXPENSE
Interest on long-term debt	41,049	41,822	43,866
Other — net	2,402	2,323	2,515

Total Interest Expense	43,451	44,145	46,381
DIVIDENDS ON WASHINGTON GAS PREFERRED STOCK	1,320	1,320	1,320

NET INCOME (APPLICABLE TO COMMON STOCK)	$103,493	$96,637	$112,342

AVERAGE COMMON SHARES OUTSTANDING
Basic	48,688	48,640	48,587
Diluted	49,008	48,847	48,756

EARNINGS PER AVERAGE COMMON SHARE
Basic	$2.13	$1.99	$2.31
Diluted	$2.11	$1.98	$2.30

DIVIDENDS DECLARED PER COMMON SHARE	$1.3225	$1.2950	$1.2775

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Balance Sheets
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands)	2005	2004

ASSETS
Property, Plant and Equipment
At original cost	$2,783,976	$2,667,924
Accumulated depreciation and amortization	(814,293)	(752,373)

Net property, plant and equipment	1,969,683	1,915,551

Current Assets
Cash and cash equivalents	4,842	6,587
Receivables
Accounts receivable	159,089	158,590
Gas costs due from customers	9,711	4,099
Accrued utility revenues	16,476	16,832
Allowance for doubtful accounts	(17,548)	(16,042)

Net receivables	167,728	163,479

Materials and supplies — principally at average cost	16,987	15,232
Storage gas — at cost (first-in, first-out)	252,925	217,630
Deferred income taxes	14,133	13,178
Other prepayments — principally taxes	11,283	12,260
Other	13,062	4,494

Total current assets	480,960	432,860

Deferred Charges and Other Assets
Regulatory assets
Gas costs	–	16,098
Other	64,236	45,847
Prepaid qualified pension benefits	75,965	71,869
Other	9,756	22,683

Total deferred charges and other assets	149,957	156,497

Total Assets	$2,600,600	$2,504,908

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$893,992	$853,424
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	584,150	590,164

Total capitalization	1,506,315	1,471,761

Current Liabilities
Current maturities of long-term debt	50,122	60,639
Notes payable	40,876	95,634
Accounts payable and other accrued liabilities	204,916	178,970
Wages payable	13,375	16,813
Accrued interest	2,919	2,781
Dividends declared	16,524	16,142
Customer deposits and advance payments	52,173	14,450
Gas costs due to customers	14,103	7,815
Accrued taxes	13,688	16,627
Other	2,750	3,040

Total current liabilities	411,446	412,911

Deferred Credits
Unamortized investment tax credits	14,047	14,944
Deferred income taxes	292,517	268,540
Accrued pensions and benefits	41,011	37,047
Regulatory liabilities
Accrued asset removal costs	272,124	251,695
Gas costs	11,600	–
Other	15,983	22,079
Other	35,557	25,931

Total deferred credits	682,839	620,236

Commitments and Contingencies (Note 14)

Total Capitalization and Liabilities	$2,600,600	$2,504,908

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2005	2004	2003

OPERATING ACTIVITIES
Net income (applicable to common stock)	$103,493	$96,637	$112,342
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization:
Per Consolidated Statements of Income	89,859	91,510	83,549
Charged to other accounts	4,768	4,735	5,724
Deferred income taxes — net	7,648	28,178	41,625
Amortization of investment tax credits	(897)	(897)	(898)
Accrued/deferred pension cost	(4,988)	(5,213)	(5,159)
Earnings from sale of carried interest in real estate	–	(6,414)	–
Gain from sale of assets	–	–	(5,671)
Impairment of commercial HVAC goodwill	1,573	1,500	–
Other non-cash charges (credits) — net	3,149	1,769	197
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and accrued utility revenues	1,363	10,429	3,352
Gas costs due from/to customers — net	676	7,531	(3,022)
Storage gas	(35,295)	(53,033)	(65,510)
Other prepayments — principally taxes	977	14,659	(13,497)
Accounts payable and other accrued liabilities	20,395	35,840	(1,827)
Wages payable	(3,438)	1,112	1,353
Customer deposits and advance payments	37,723	3,404	(4,436)
Accrued taxes	(2,939)	7,928	(1,258)
Accrued interest	138	(246)	(281)
Deferred purchased gas costs — net	27,698	(5,608)	(5,218)
Other current assets and liabilities — net	(10,613)	444	(2,204)
Other — net	(8,792)	3,403	5,085

Net Cash Provided by Operating Activities	232,498	237,668	144,246

FINANCING ACTIVITIES
Common stock issued	567	50	–
Long-term debt issued	60,593	37,800	93
Long-term debt retired	(60,701)	(36,189)	(41,903)
Debt issuance costs	(453)	(879)	(418)
Notes payable issued (retired) — net	(54,758)	(71,028)	75,797
Dividends on common stock	(64,024)	(62,746)	(61,948)
Other financing activities — net	(430)	390	2,087

Net Cash Used in Financing Activities	(119,206)	(132,602)	(26,292)

INVESTING ACTIVITIES
Capital expenditures (excludes Allowance for Funds Used During Construction)	(113,012)	(108,542)	(129,545)
Net proceeds from sale of carried interest in real estate	–	6,414	–
Net proceeds from the sale of assets	–	–	21,300
Other investing activities — net	(2,025)	(821)	(7,768)

Net Cash Used in Investing Activities	(115,037)	(102,949)	(116,013)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,745)	2,117	1,941
Cash and Cash Equivalents at Beginning of Year	6,587	4,470	2,529

Cash and Cash Equivalents at End of Year	$4,842	$6,587	$4,470

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$57,322	$22,073	$45,275
Interest paid	$42,031	$43,355	$45,283
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$16,447	$–	$19,707
Capital expenditures included in accounts payable and other accrued liabilities	$5,551	$4,897	$(462)
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Capitalization
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

	2005		2004
(In thousands, except shares)

Common Shareholders’ Equity
Common stock, no par value, 120,000,000 shares authorized, 48,704,340 and 48,652,507 shares issued, respectively	$472,974		$471,547
Paid-in capital	6,142		3,789
Retained earnings	418,649		379,562
Deferred compensation	–		(5)
Accumulated other comprehensive loss, net of taxes	(3,773)		(1,469)

Total Common Shareholders’ Equity	893,992	59.3%	853,424	58.0%

Preferred Stock
WGL Holdings, Inc., without par value, 3,000,000 shares authorized, none issued	–		–
Washington Gas Light Company, without par value, 1,500,000 shares authorized — issued and outstanding:
$4.80 series, 150,000 shares	15,000		15,000
$4.25 series, 70,600 shares	7,173		7,173
$5.00 series, 60,000 shares	6,000		6,000

Total Preferred Stock	28,173	1.9%	28,173	1.9%

Long-Term Debt
Washington Gas Light Company Unsecured Medium-Term Notes
Due fiscal year 2005, 7.45%	–		20,500
Due fiscal year 2008, 6.51% to 7.31%	45,100		45,100
Due fiscal year 2009, 5.49% to 6.92%	75,000		75,000
Due fiscal year 2010, 7.50% to 7.70%	24,000		24,000
Due fiscal year 2011, 6.64%	30,000		30,000
Due fiscal year 2012, 5.90% to 6.05%	77,000		77,000
Due fiscal year 2014, 4.88% to 5.17%	67,000		67,000
Due fiscal year 2015, 4.83%	20,000		–
Due fiscal year 2023, 6.65%	20,000		20,000
Due fiscal year 2025, 6.50% to 7.76%	–		40,000
Due fiscal year 2025, 5.44%	40,500		–
Due fiscal year 2026, 6.15%	50,000		50,000
Due fiscal year 2027, 6.40% to 6.82%	125,000		125,000
Due fiscal year 2028, 6.57% to 6.85%	52,000		52,000
Due fiscal year 2030, 7.50%	8,500		8,500

Total Unsecured Medium-Term Notes	634,100		634,100
Other long-term debt	227		16,783
Unamortized discount	(55)		(80)
Less — current maturities	50,122		60,639

Total Long-Term Debt	584,150	38.8%	590,164	40.1%

Total Capitalization	$1,506,315	100.0%	$1,471,761	100.0%

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Common Shareholders’ Equity
Part II
Item 8. Financial Statements and Supplementary Data (continued)

						Accumulated
						Other
	Common Stock Issued					Comprehensive
(In thousands,			Paid-In	Retained	Deferred	Loss, Net of	Treasury
except shares)	Shares	Amount	Capital	Earnings	Compensation	Taxes	Stock	Total

Balance at September 30, 2002	48,650,635	$471,497	$1,645	$295,676	$(120)	$–	$(2,295)	$766,403
Net income	–	–	–	112,342	–	–	–	112,342
Minimum pension liability adjustment	–	–	–	–	–	(716)	–	(716)

Comprehensive income								111,626
Stock-based compensation	–	–	937	–	88	–	1,255	2,280
Dividends declared on common stock ($1.2775 per share)	–	–	–	(62,091)	–	–	–	(62,091)

Balance at September 30, 2003	48,650,635	471,497	2,582	345,927	(32)	(716)	(1,040)	818,218
Net income	–	–	–	96,637	–	–	–	96,637
Minimum pension liability adjustment	–	–	–	–	–	(753)	–	(753)

Comprehensive income								95,884
Stock-based compensation	1,872	50	1,207	–	27	–	1,040	2,324
Dividends declared on common stock ($1.2950 per share)	–	–	–	(63,002)	–	–	–	(63,002)

Balance at September 30, 2004	48,652,507	471,547	3,789	379,562	(5)	(1,469)	–	853,424
Net income	–	–	–	103,493	–	–	–	103,493
Minimum pension liability adjustment	–	–	–	–	–	(2,304)	–	(2,304)

Comprehensive income								101,189
Stock-based compensation	51,833	1,427	2,353	–	5	–	–	3,785
Dividends declared on common stock ($1.3225 per share)	–	–	–	(64,406)	–	–	–	(64,406)

Balance at September 30, 2005	48,704,340	$472,974	$6,142	$418,649	$–	$(3,773)	$–	$893,992

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2005	2004	2003

UTILITY OPERATIONS
Operating Revenues	$1,402,905	$1,293,675	$1,313,039
Less: Cost of gas	796,413	694,639	708,543
Revenue taxes	58,170	50,079	40,465

Utility Net Revenues	548,322	548,957	564,031

Other Operating Expenses
Operation	199,347	184,860	178,239
Maintenance	39,541	43,663	39,459
Depreciation and amortization	89,140	90,809	82,866
General taxes	40,188	36,121	37,652
Income taxes	48,951	58,212	68,416

Utility Other Operating Expenses	417,167	413,665	406,632

Utility Operating Income	131,155	135,292	157,399

NON-UTILITY OPERATIONS
Operating Revenues
Other non-utility	1,269	1,523	1,512

Non-Utility Operating Revenues	1,269	1,523	1,512

Other Operating Expenses
Operating expenses (income)	1	(912)	9
Income taxes	494	128	591

Non-Utility Operating Expenses (Income)	495	(784)	600

Non-Utility Operating Income	774	2,307	912

TOTAL OPERATING INCOME	131,929	137,599	158,311
Other Income (Expenses) — Net
Income (expenses) — net	(3,168)	(2,664)	(1,502)
Income tax benefit	2,052	4,796	840

Other Income (Expenses) — Net	(1,116)	2,132	(662)

INCOME BEFORE INTEREST EXPENSE	130,813	139,731	157,649
INTEREST EXPENSE
Interest on long-term debt	41,049	41,822	43,866
Other — net	551	1,319	2,885

Total Interest Expense	41,600	43,141	46,751

NET INCOME (BEFORE PREFERRED STOCK DIVIDENDS)	89,213	96,590	110,898
DIVIDENDS ON PREFERRED STOCK	1,320	1,320	1,320

NET INCOME (APPLICABLE TO COMMON STOCK)	$87,893	$95,270	$109,578

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Balance Sheets
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands)	2005	2004

ASSETS
Property, Plant and Equipment
At original cost	$2,756,638	$2,642,815
Accumulated depreciation and amortization	(794,286)	(733,894)

Net property, plant and equipment	1,962,352	1,908,921

Current Assets
Cash and cash equivalents	3,054	3,398
Receivables
Accounts receivable	77,117	66,602
Gas costs due from customers	9,711	4,099
Accrued utility revenues	16,476	16,832
Allowance for doubtful accounts	(14,981)	(13,202)

Net receivables	88,323	74,331

Materials and supplies — principally at average cost	16,823	15,068
Storage gas — at cost (first-in, first-out)	194,104	165,196
Deferred income taxes	12,957	11,654
Other prepayments — principally taxes	11,165	9,749
Receivables from associated companies	8,131	887

Total current assets	334,557	280,283

Deferred Charges and Other Assets
Regulatory assets
Gas costs	–	16,098
Other	64,236	45,847
Prepaid qualified pension benefits	75,586	71,511
Other	9,404	21,757

Total deferred charges and other assets	149,226	155,213

Total Assets	$2,446,135	$2,344,417

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$835,757	$811,632
Preferred stock	28,173	28,173
Long-term debt	584,150	590,156

Total capitalization	1,448,080	1,429,961

Current Liabilities
Current maturities of long-term debt	50,122	60,611
Notes payable	10,409	18,699
Accounts payable and other accrued liabilities	149,706	123,463
Wages payable	13,196	16,714
Accrued interest	2,919	2,781
Dividends declared	16,524	16,142
Customer deposits and advance payments	33,880	14,450
Gas costs due to customers	14,103	7,815
Accrued taxes	10,261	13,422
Payables to associated companies	18,598	19,092
Other	281	622

Total current liabilities	319,999	293,811

Deferred Credits
Unamortized investment tax credits	14,033	14,926
Deferred income taxes	290,375	270,908
Accrued pensions and benefits	40,916	36,954
Regulatory liabilities
Accrued asset removal costs	272,124	251,695
Gas costs	11,600	–
Other	15,946	22,069
Other	33,062	24,093

Total deferred credits	678,056	620,645

Commitments and Contingencies (Note 14)

Total Capitalization and Liabilities	$2,446,135	$2,344,417

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2005	2004	2003

OPERATING ACTIVITIES
Net income (before preferred stock dividends)	$89,213	$96,590	$110,898
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization:
Per Statements of Income	89,140	90,809	82,866
Charged to other accounts	4,319	4,339	5,030
Deferred income taxes — net	2,764	30,364	37,165
Amortization of investment tax credits	(893)	(892)	(893)
Accrued/deferred pension cost	(4,977)	(5,198)	(5,118)
Gain from sale of assets	–	–	(4,138)
Other non-cash charges (credits) — net	2,872	1,769	197
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, accrued utility revenues and receivables from associated companies	(15,624)	(1,910)	349
Gas costs due from/to customers — net	676	7,531	(3,022)
Storage gas	(28,908)	(40,780)	(55,209)
Other prepayments — principally taxes	(1,416)	9,340	(10,773)
Accounts payable and other accrued liabilities, including payables to associated companies	20,707	21,039	32,495
Wages payable	(3,518)	1,091	1,341
Customer deposits and advance payments	19,430	3,404	(4,436)
Accrued taxes	(3,161)	6,996	(794)
Accrued interest	138	(246)	(281)
Deferred purchased gas costs — net	27,698	(5,608)	(5,218)
Other current assets and liabilities — net	(2,096)	(3,117)	1,500
Other — net	(8,997)	2,490	5,095

Net Cash Provided by Operating Activities	187,367	218,011	187,054

FINANCING ACTIVITIES
Long-term debt issued	60,593	37,800	–
Long-term debt retired	(60,665)	(36,109)	(41,669)
Debt issuance costs	(453)	(879)	(418)
Notes payable issued (retired) — net	(8,290)	(46,527)	39,521
Dividends on common and preferred stock	(65,343)	(64,065)	(63,260)
Other financing activities — net	(430)	(270)	1,296

Net Cash Used in Financing Activities	(74,588)	(110,050)	(64,530)

INVESTING ACTIVITIES
Capital expenditures (excludes Allowance for Funds Used During Construction)	(111,098)	(107,861)	(129,023)
Net proceeds from sale of assets	–	–	16,000
Other investing activities — net	(2,025)	(821)	(8,019)

Net Cash Used in Investing Activities	(113,123)	(108,682)	(121,042)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(344)	(721)	1,482
Cash and Cash Equivalents at Beginning of Year	3,398	4,119	2,637

Cash and Cash Equivalents at End of Year	$3,054	$3,398	$4,119

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$48,449	$16,665	$41,706
Interest paid	$40,181	$42,352	$44,608
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$16,447	$–	$19,707
Capital expenditures included in accounts payable and other accrued liabilities	$5,042	$4,964	$(555)
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Capitalization
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands, except shares)	2005		2004

Common Shareholder’s Equity
Common stock, $1 par value, 80,000,000 shares authorized, 46,479,536 shares issued	$46,479		$46,479
Paid-in capital	455,336		452,400
Retained earnings	337,715		314,227
Deferred compensation	–		(5)
Accumulated other comprehensive loss, net of taxes	(3,773)		(1,469)

Total Common Shareholder’s Equity	835,757	57.7%	811,632	56.7%

Preferred Stock
Washington Gas Light Company, without par value, 1,500,000 shares authorized — issued and outstanding:
$4.80 series, 150,000 shares	15,000		15,000
$4.25 series, 70,600 shares	7,173		7,173
$5.00 series, 60,000 shares	6,000		6,000

Total Preferred Stock	28,173	2.0%	28,173	2.0%

Long-Term Debt
Washington Gas Light Company Unsecured Medium-Term Notes
Due fiscal year 2005, 7.45%	–		20,500
Due fiscal year 2008, 6.51% to 7.31%	45,100		45,100
Due fiscal year 2009, 5.49% to 6.92%	75,000		75,000
Due fiscal year 2010, 7.50% to 7.70%	24,000		24,000
Due fiscal year 2011, 6.64%	30,000		30,000
Due fiscal year 2012, 5.90% to 6.05%	77,000		77,000
Due fiscal year 2014, 4.88% to 5.17%	67,000		67,000
Due fiscal year 2015, 4.83%	20,000		–
Due fiscal year 2023, 6.65%	20,000		20,000
Due fiscal year 2025, 6.50% to 7.76%	–		40,000
Due fiscal year 2025, 5.44%	40,500		–
Due fiscal year 2026, 6.15%	50,000		50,000
Due fiscal year 2027, 6.40% to 6.82%	125,000		125,000
Due fiscal year 2028, 6.57% to 6.85%	52,000		52,000
Due fiscal year 2030, 7.50%	8,500		8,500

Total Unsecured Medium-Term Notes	634,100		634,100
Other long-term debt	227		16,747
Unamortized discount	(55)		(80)
Less — current maturities	50,122		60,611

Total Long-Term Debt	584,150	40.3%	590,156	41.3%

Total Capitalization	$1,448,080	100.0%	$1,429,961	100.0%

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Common Shareholder’s Equity
Part II
Item 8. Financial Statements and Supplementary Data (continued)

						Accumulated
						Other
	Common Stock Issued					Comprehensive
			Paid-In	Retained	Deferred	Loss, Net of
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Compensation	Taxes	Total

Balance at September 30, 2002	46,479,536	$46,479	$449,518	$234,443	$(120)	$–	$730,320
Net income	–	–	–	110,898	–	–	110,898
Minimum pension liability adjustment	–	–	–	–	–	(716)	(716)

Comprehensive income							110,182
Stock-based compensation(a)	–	–	1,295	–	88	–	1,383
Dividends declared:
Common stock ($1.2775 per share)	–	–	–	(62,063)	–	–	(62,063)
Preferred stock	–	–	–	(1,320)	–	–	(1,320)

Balance at September 30, 2003	46,479,536	46,479	450,813	281,958	(32)	(716)	778,502
Net income	–	–	–	96,590	–	–	96,590
Minimum pension liability adjustment	–	–	–	–	–	(753)	(753)

Comprehensive income							95,837
Stock-based compensation(a)	–	–	1,587	–	27	–	1,614
Dividends declared:
Common stock ($1.2950 per share)	–	–	–	(63,001)	–	–	(63,001)
Preferred stock	–	–	–	(1,320)	–	–	(1,320)

Balance at September 30, 2004	46,479,536	46,479	452,400	314,227	(5)	(1,469)	811,632
Net income	–	–	–	89,213	–	–	89,213
Minimum pension liability adjustment	–	–	–	–	–	(2,304)	(2,304)

Comprehensive income							86,909
Stock-based compensation(a)	–	–	2,936	–	5	–	2,941
Dividends declared:
Common stock ($1.3225 per share)	–	–	–	(64,405)	–	–	(64,405)
Preferred stock	–	–	–	(1,320)	–	–	(1,320)

Balance at September 30, 2005	46,479,536	$46,479	$455,336	$337,715	$–	$(3,773)	$835,757

(a)	Stock-based compensation is based on the stock awards of WGL Holdings, Inc. that are allocated to Washington Gas Light Company for its pro-rata share.
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ACCOUNTING POLICIES

      GENERAL
      WGL Holdings, Inc. (WGL Holdings or the Company) is a holding company that was established on November 1, 2000 under the Public Utility Holding Company Act of 1935 (PUHCA). WGL Holdings owns all of the shares of common stock of Washington Gas Light Company (Washington Gas or the regulated utility), a regulated natural gas utility, and all of the shares of common stock of Crab Run Gas Company, Hampshire Gas Company (Hampshire) and Washington Gas Resources Corporation (Washington Gas Resources). Washington Gas Resources owns all of the shares of common stock of various unregulated, energy-related businesses.
      On August 8, 2005, the President of the United States of America signed the Energy Policy Act of 2005 (EPA 2005), which authorizes many broad energy policy provisions including significant funding for consumers and business for energy-related activities, energy-related tax credits, accelerated depreciation for certain natural gas utility infrastructure investments, and which contains the repeal of the PUHCA. The effective date of the repeal is February 8, 2006.
      NATURE OF OPERATIONS
      The Company’s core business is the delivery and sale of natural gas through its regulated utility, Washington Gas. The Company also offers retail energy-related products and services that are closely related to its core business. The majority of these energy-related activities are performed by wholly owned unregulated subsidiaries of Washington Gas Resources.
      Washington Gas is a regulated public utility that delivers and sells natural gas to over one million customers primarily in Washington, D.C., and the surrounding metropolitan areas in Maryland and Virginia. Deliveries to firm residential and commercial customers accounted for 78.0 percent of the total therms delivered by Washington Gas in fiscal year 2005, deliveries to interruptible customers accounted for 17.5 percent, and deliveries to customers who use natural gas to generate electricity accounted for 4.5 percent. Washington Gas does not depend on any one customer or group of customers to derive income. Hampshire operates an underground gas storage facility that provides services exclusively to Washington Gas. Hampshire is regulated under a cost of service tariff by the Federal Energy Regulatory Commission (FERC).
      Washington Gas Resources owns the Company’s unregulated subsidiaries. These unregulated operations include retail energy-marketing provided by Washington Gas Energy Services (WGEServices), as well as commercial heating, ventilating and air conditioning (HVAC) products and services provided by American Combustion Industries, Inc. (ACI) and Washington Gas Energy Systems, Inc. (WGESystems).
      CONSOLIDATION OF FINANCIAL STATEMENTS
      The consolidated financial statements include the accounts of the Company and its subsidiaries during the periods reported. Intercompany transactions have been eliminated. Certain amounts in the financial statements of prior fiscal years have been reclassified to conform to the presentation of the current fiscal year. In fiscal year 2005, the Company made a reclassification on its Consolidated Statement of Income for the fiscal year ended September 30, 2004 of a $1.5 million charge related to its HVAC business from “Other income (expenses)— net” to “Non-utility operations— operating expenses” to conform with the presentation of a similar charge recorded in the current fiscal year. Commencing in the fourth quarter of 2005, the Company excluded non-cash capital expenditure accruals from its presentation of “Capital Expenditures” and “Accounts Payable and Other Accrued Liabilities” on the Statements of Cash Flows. To conform to the current year presentation, these line items were adjusted on the Consolidated Statements of Cash Flows for WGL Holdings by $4.9 million and ($462,000) for the fiscal years ended September 30,

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements
2004 and 2003, respectively, and were adjusted on the Statements of Cash Flows for Washington Gas by $5.0 million and ($555,000) for fiscal years ended September 30, 2004 and 2003, respectively. The Company does not consider these amounts to be material to its consolidated financial statements.
      USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
      In accordance with Generally Accepted Accounting Principles in the United States of America (GAAP), management makes certain estimates and assumptions regarding: (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) reported amounts of revenues, revenues subject to refund, and expenses during the reporting period. Actual results could differ from those estimates.
      PROPERTY, PLANT AND EQUIPMENT
      Property, plant and equipment (principally utility plant) is stated at original cost, including labor, materials, taxes and overhead costs incurred during the construction period. The cost of utility and other plant of the regulated utility includes an allowance for funds used during construction (AFUDC) that is calculated under a formula prescribed by the FERC. The regulated utility capitalizes AFUDC as a component of construction overhead. The 2005, 2004 and 2003 before-tax rates for AFUDC were 5.12 percent, 1.98 percent, and 1.76 percent, respectively. The regulated utility capitalized AFUDC of $314,000 during the fiscal year ended September 30, 2005, excluding offsets of $185,000 representing adjustments to AFUDC for items such as small projects that were discontinued and expensed. Capitalized AFUDC for fiscal years 2004 and 2003 was $94,700 and $193,600, respectively, excluding offsets of $20,000 and $206,000.
      Washington Gas accrues estimated non-legal asset removal costs through depreciation expense, with a corresponding credit to “Regulatory liabilities— Accrued asset removal costs.” Additionally, when Washington Gas retires depreciable utility plant and equipment, it charges the associated original costs to “Accumulated depreciation and amortization” and any related non-legal removal costs incurred are charged to “Regulatory liabilities— Accrued asset removal costs.” In the rate setting process, the liability for non-legal asset removal costs is treated as a reduction to the net rate base upon which the regulated utility has the opportunity to earn its allowed rate of return.
      The Company’s regulated utility charges maintenance and repairs to operating expenses, except those charges applicable to transportation and power-operated equipment, which it allocates to operating expenses, construction and other accounts based on the use of the equipment. The Company’s regulated utility capitalizes betterments and renewal costs, and calculates depreciation applicable to its utility gas plant in service primarily using a straight-line method over the estimated remaining life of the plant. The composite depreciation and amortization rate of the regulated utility was 3.48 percent during fiscal years 2005 and 2004, and 3.20 percent during fiscal year 2003. Such rates include the component related to non-legal asset removal costs. The Company’s regulated utility periodically reviews the adequacy of its depreciation rates by considering estimated remaining lives and other factors. Refer to Note 14— Commitments and Contingencies for a discussion of depreciation-related contingencies.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements
      At both September 30, 2005 and 2004, 99.7 percent of the Company’s consolidated original cost of property, plant and equipment was related to the regulated utility segment as shown below.

Property, Plant and Equipment at Original Cost

At September 30,	2005		2004

(In millions)	Dollars	%	Dollars	%

Regulated utility segment
Distribution, transmission and storage	$2,460.0	88.4	$2,376.5	89.1
General, miscellaneous and intangibles	266.5	9.6	247.5	9.3
Construction work in progress (CWIP)	48.4	1.7	36.1	1.3

Total regulated utility segment	2,774.9	99.7	2,660.1	99.7
Unregulated segments	9.1	0.3	7.8	0.3

Total	$2,784.0	100.0	$2,667.9	100.0

      OPERATING LEASES
      Washington Gas has classified the lease of its corporate headquarters as an operating lease under Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases.” In accordance with FASB Technical Bulletins No. 88-1 and 85-3, Washington Gas amortizes the total of all scheduled lease payments (including the lease payment escalation) on a straight-line basis over the term of the lease. For this purpose, the lease term began on March 13, 2003, the date on which the owners of the building space commenced the leasehold improvements to permit the Company to occupy the space. The Company paid for these improvements and was reimbursed by the landlord as a tenant allowance, which is being amortized on a straight-line basis as a partial offset to rent expense over the same term of the lease beginning March 13, 2003. The leasehold improvement costs are classified as “Property Plant and Equipment” on the Balance Sheets, and are being amortized on a straight-line basis over the 15-year non-cancelable period of the lease.
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
      At September 30, 2005 and 2004, the regulated utility had recorded the following regulatory assets and liabilities on the Balance Sheets. These assets and liabilities will be recognized as revenues and expenses in future periods as they are reflected in customers’ rates.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Regulatory Assets and Liabilities

	Regulatory		Regulatory
(In millions)	Assets		Liabilities

At September 30,	2005	2004	2005	2004

Accrued asset removal costs	$–	$–	$272.1	$251.7
Income tax-related amounts due from/to customers	34.8	18.1	7.8	7.9
Least-cost planning costs	4.1	5.9	–	–
Losses/gains on issuance and extinguishments of debt and interest-rate derivative instruments	9.3	8.2	1.8	2.3
Other post-retirement benefit costs	8.2	6.4	–	–
Gas costs:
Due from customers	9.7	4.1	–	–
Due to customers	–	–	14.1	7.8
Deferred	–	16.1	11.6	–
Deferred pension costs/income	–	–	2.0	5.4
Deferred gain on sale of assets	–	–	4.1	4.5
Environmental response costs	3.2	2.6	–	–
Rights-of-way fees and other	2.8	2.7	–	–
Deferred regulatory and other expenses	1.8	1.9	0.3	2.0

Total	$73.9	$66.0	$313.8	$281.6

      Regulatory assets for gas costs due from customers, deferred gas costs and other regulatory assets are reported on the Balance Sheets under the captions “Gas costs due from customers,” “Regulatory assets— Gas costs” and “Regulatory assets— Other.” Regulatory liabilities for gas costs due to customers, accrued asset removal costs, deferred gas costs and other regulatory liabilities are reported on the Balance Sheets under the captions “Gas costs due to customers,” “Regulatory liabilities— Accrued asset removal costs,” “Regulatory liabilities— Gas costs” and “Regulatory liabilities— Other.” With the exception of “Gas costs due from customers” and “Regulatory assets— Gas costs,” there are no material regulatory assets that reflect an outlay of cash by Washington Gas for which Washington Gas does not earn its overall rate of return. Washington Gas is allowed to recover and is required to pay, using short-term interest rates, the carrying costs related to gas costs due from and to its customers in the District of Columbia and Virginia jurisdictions.
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
      The losses/gains on the issuance and extinguishment of debt and interest-rate derivative instruments include unamortized balances from transactions executed in prior fiscal years, and also includes transactions generated in the current fiscal year, as described more fully in Note 6 of the Notes to the Consolidated Financial Statements. These transactions create gains and losses that are amortized over the remaining life of the debt as prescribed by regulatory accounting requirements.
      CASH AND CASH EQUIVALENTS
      WGL Holdings considers all investments with original maturities of three months or less to be cash equivalents. The Company did not have any restrictions on its cash balances that would impact the payment of dividends by WGL Holdings or its subsidiaries as of September 30, 2005.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements
     REVENUE AND COST RECOGNITION
     Regulated Utility Operations
       Revenues. For regulated deliveries of natural gas, Washington Gas reads meters and bills customers on a cycle basis. It accrues revenues for gas delivered, but not yet billed, at the end of the accounting period. Such revenues are recognized as unbilled revenues that are adjusted in subsequent periods when actual meter readings are taken.
      Cost of Gas. The regulated utility’s jurisdictional tariffs contain mechanisms that provide for the recovery of the cost of gas paid to suppliers on behalf of firm customers. Under these mechanisms, the regulated utility periodically adjusts its firm customers’ rates to reflect increases and decreases in the cost of gas paid to suppliers. Annually, the regulated utility reconciles the difference between the total gas costs collected from firm customers and the total gas costs paid to suppliers. The regulated utility defers any excess or deficiency and either recovers it from, or refunds it to, customers over a subsequent twelve-month period. The balance sheet captions “Gas costs due from customers,” “Gas costs due to customers,” “Regulatory assets— Gas costs” and “Regulatory liabilities — Gas costs” reflect amounts related to these reconciliations.
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
      The regulated utility also engages an asset manager to operate its pipeline and storage capacity, and to assist in the acquisition of natural gas supply. From time to time, the asset manager will utilize the upstream pipeline capacity reserved by the regulated utility and the capacity from the regulated utility’s own pipeline system for its own purposes. The regulated utility also designates portions of its pipeline, peaking and storage capacity to third-party marketers, under a program approved by relevant regulatory bodies, in connection with its unbundling and customer choice programs.
     Non-Utility Operations
       Retail Energy-Marketing. WGEServices, the Company’s retail energy-marketing subsidiary, sells natural gas and electricity on an unregulated basis to residential, commercial and industrial customers both inside and outside the Washington Gas service territory.
      WGEServices enters into indexed or fixed-rate contracts with residential, commercial and industrial customers, for sales of natural gas and electricity. Customer contracts, which have terms of up to 36 months, allow WGEServices to bill customers based upon metered gas usage at customer premises or quantities delivered to the local utility, either of which may vary by month. WGEServices recognizes revenue based on contractual billing amounts plus an accrual for gas delivered and unbilled.
      WGEServices serves a portion of its electric customers with full requirements contracts for the purchase of electricity. Wholesale energy suppliers from whom WGEServices purchases electricity are responsible to provide each customer’s full metered electricity usage. WGEServices recognizes revenue based on electricity delivered and billed to customers, and accrues revenue for electric volumes delivered, but not yet billed, at the end of the accounting period. WGEServices recognizes electricity costs on full requirements transactions based on the same volumetric estimates that it uses to record revenue. These

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements
estimates later are actualized to the customers’ final metered usage (refer to Note 14— Commitments and Contingencies for a further discussion of an electric supplier contract).
      WGEServices also purchases electricity under contract structures other than full requirements. WGEServices assembles the various components of supply, including electric energy, capacity, ancillary services and transmission service from multiple suppliers to match its customer requirements. The cost of electricity for the non-full requirements purchases is recorded using the contract volumes and prices.
      Heating, Ventilating and Air Conditioning. Two unregulated subsidiaries of Washington Gas Resources, ACI and WGESystems, design and renovate mechanical HVAC systems for commercial and governmental customers under construction contracts. The Company recognizes income for all contracts using the percentage-of-completion method.
     RATE REFUNDS DUE TO CUSTOMERS
      If Washington Gas were to file a request with a state regulatory commission to modify customers’ rates, the regulated utility could, depending on the jurisdiction, charge customers the new rates until the regulatory commission renders a final decision. During this interim period, the regulated utility would potentially record a provision for a rate refund based on the difference between the amount it collected in rates subject to refund and the amount it expected to recover pending the final regulatory decision. Similarly, Washington Gas periodically records provisions for rate refunds related to other transactions of the regulated utility. Actual results for these regulatory contingencies are difficult to predict and could differ significantly from the estimates reflected in the financial statements. When necessary, in management’s judgment, Washington Gas establishes a liability for an estimated refund to customers. Refer to Note 14 — Commitments and Contingencies for a further discussion of the Company’s regulatory matters and related contingencies.
     REACQUISITION OF LONG-TERM DEBT
      Washington Gas defers gains or losses resulting from the reacquisition of long-term debt for financial reporting purposes, and amortizes them over future periods as adjustments to interest expense in accordance with established regulatory practice. For income tax purposes, Washington Gas recognizes these gains and losses when they are incurred.
     WEATHER INSURANCE POLICY
      Washington Gas accounts for its weather insurance policy under the guidelines issued by the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) in Issue No. 99-2. The premium expense and any benefits that are derived from the weather insurance policy are not considered in establishing the retail rates of the regulated utility.
     CONCENTRATION OF CREDIT RISK
     Regulated Utility Operations
       The revenues of the regulated utility segment accounted for approximately 64.2 percent of WGL Holdings’ total consolidated revenues. The regulated utility has a relatively low concentration of credit risk with respect to its customer base due to the large number of customers, none of which is singularly large as a percentage of the regulated utility’s total customer base. Certain suppliers that sell gas to Washington Gas have either relatively low credit ratings or are not rated by major credit rating agencies. In the event of a supplier’s failure to deliver contracted volumes of gas, the regulated utility may need to replace those volumes at prevailing market prices, which may be higher than the original transaction prices, and pass these costs through to its sales customers under purchased gas cost adjustment mechanisms.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements
     Retail Energy-Marketing Operations
       Certain suppliers that sell natural gas or electricity to WGEServices have either relatively low credit ratings or are not rated by major credit rating agencies. Depending on the ability of these suppliers to deliver natural gas or electricity under existing contracts, WGEServices could be financially exposed for the difference between the price at which WGEServices has contracted to buy these commodities, and the replacement cost of these commodities that may need to be purchased. WGEServices has a wholesale supplier credit policy that is designed to mitigate wholesale credit risks through a requirement for credit enhancements. In accordance with this policy, WGEServices has obtained credit enhancements from certain of its suppliers. In response to the significant rise in natural gas prices, WGEServices has increased the unsecured credit limits it will accept from certain suppliers or their guarantors. This will allow WGEServices to have greater flexibility in obtaining alternative sources of natural gas supplies in the event of non-performance by one or more of its suppliers.
      Refer to Note 14— Commitments and Contingencies for a further discussion of the credit risk associated with WGEServices’ electric supplier contract.
      DERIVATIVE ACTIVITIES
      The Company applies the accounting guidelines of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively referred to as SFAS No. 133). SFAS No. 133 requires derivative instruments, including derivative instruments embedded in certain contracts, to be recorded at fair value as either an asset or a liability. Changes in the derivative’s fair value are recorded in earnings, unless the derivative meets specific hedge accounting criteria. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative generally are recorded in other comprehensive income (loss) and recognized in income when the hedged item affects earnings. Additionally in accordance with SFAS No. 133, the Company formally documents, designates and assesses the effectiveness of derivatives that are accounted for as hedging instruments. For those derivatives that are associated with activities of the regulated utility whose costs are likely to be recovered from or refunded to customers in future periods, the corresponding fair value is recorded as a regulatory asset or a regulatory liability, subject to SFAS No. 71, and are reflected in earnings at such time as the related revenues from gas sales are recognized.
      The Company enters into forward contracts and other related transactions for the purchase of natural gas and electricity. A majority of these contracts qualify as normal purchases and sales, and are exempt from the accounting requirements of SFAS No. 133. Contracts that qualify as derivative instruments under SFAS No. 133 are recorded on the balance sheet at fair value.
      From time to time, Washington Gas utilizes derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of Medium-Term Notes (MTNs). Gains or losses associated with these derivative transactions are treated as cash flow hedges and are deferred as regulatory assets or liabilities and amortized to interest expense in accordance with regulatory accounting requirements.
      Refer to Note 6— Derivative Instruments for a further discussion of these transactions.
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
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements
      SFAS No. 109 also requires recognition of the additional deferred income tax assets and liabilities for temporary differences where regulators prohibit deferred income tax treatment for ratemaking purposes of the regulated utility. Regulatory assets or liabilities corresponding to such additional deferred income tax assets or liabilities may be recorded to the extent the Company believes they will be recoverable from or payable to customers through the ratemaking process. Refer to the table under “Regulated Operations” above that depicts the regulated utility’s regulatory assets and liabilities associated with income taxes due from and to customers at September 30, 2005 and 2004. Amounts applicable to income taxes due from and due to customers primarily represent differences between the book and tax basis of net utility plant in service.
      The Company amortizes investment tax credits as reductions to income tax expense over the estimated service lives of the related properties.
      Refer to Note 10— Income Taxes that provides detailed financial information related to the Company’s income taxes.
      STOCK-BASED COMPENSATION
      As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company applies Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans (refer below to “Recent Accounting Standards” for a new accounting standard related to the Company’s share-based awards). In accordance with APB Opinion No. 25, the Company has not recorded compensation expense related to its stock option grants in its financial statements. The Company has recorded compensation expense for performance shares awarded to certain key employees. If compensation expense for stock options had been determined and recorded based on fair value at their grant dates consistent with the method prescribed by SFAS No. 123, as amended, the Company’s net income and earnings per share would have been reduced to the amounts shown in the following table.

Pro Forma Effect of Stock-Based Compensation

	Years Ended
	September 30,

(In thousands, except per share data)	2005	2004	2003

Net income as reported	$103,493	$96,637	$112,342
Add: Stock-based employee compensation expense included in reported net income, net of tax (a)	2,205	1,225	1,078
Deduct: Total stock-based employee compensation expense determined under the fair value-based method, net of tax(b)	(2,733)	(1,656)	(1,425)

Pro forma net income	$102,965	$96,206	$111,995

Earnings per average common share—basic
As reported	$2.13	$1.99	$2.31
Pro forma	$2.11	$1.98	$2.31
Earnings per average common share—diluted
As reported	$2.11	$1.98	$2.30
Pro forma	$2.10	$1.97	$2.30

(a)	Reflects compensation expense related to performance shares.
(b)	Reflects compensation expense related to performance shares and stock options.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements
       RECENT ACCOUNTING STANDARDS
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable. SFAS No. 154 is effective for the Company on October 1, 2006.
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
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which revises SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123 (revised) requires all share-based payment transactions, including stock options, restricted stock plans, performance-based awards, share appreciation rights and employee stock purchase plans to be recognized as compensation expense in the financial statements. The compensation expense will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123 (revised) was initially required to be adopted by the Company on July 1, 2005. In April 2005, the Securities and Exchange Commission (SEC) issued a final rule that amended the effective date of the new standard for SEC registrants. Accordingly, SFAS No. 123 (revised) became effective for the Company on October 1, 2005 pursuant to the SEC rule. SFAS No. 123 (revised) permits the use of either the modified retrospective or the modified prospective method of adoption. The Company has elected to use the modified prospective method for adopting this standard. Under this method, the Company will recognize as compensation expense the fair value of all share-based awards as service is rendered for: (i) awards granted on or after October 1, 2005 and (ii) unvested awards previously granted and outstanding as of October 1, 2005. Based on the share-based awards issued by the Company as of October 1, 2005, management does not believe that this standard will materially affect the Company’s consolidated financial statements because the incremental expense that will result from adopting SFAS No. 123 (revised) relates principally to stock options (see the table entitled “Pro Forma Effect of Stock-Based Compensation” included above in the Company’s accounting policy on stock-based compensation).
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 redefines the types of nonmonetary exchanges that require fair value measurement. SFAS No. 153 became effective for the Company for nonmonetary transactions entered into on and after July 1, 2005. As of September 30, 2005, the Company had not entered into any nonmonetary transactions; therefore, this new standard had no effect on the Company’s consolidated financial statements for fiscal year 2005.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be charged to income as a current period expense rather than capitalized as inventory costs. SFAS No. 151 became effective for the Company for inventory costs incurred on and after October 1, 2005. Based on such costs incurred for the fiscal year ended September 30, 2005, management does not believe this standard will materially affect the Company’s consolidated financial statements.
2. SALE OF CARRIED INTEREST AND OTHER ASSETS

       In fiscal year 2004, the Company’s non-utility operations realized pre-tax earnings of $6.4 million from the sale, by a third party, of two buildings at Maritime Plaza, a commercial development project in which the Company held a carried interest. This carried interest had no cost basis, and was accounted for under

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements
the equity method. WGL Holdings utilized a capital loss carryforward to offset the federal income taxes associated with this transaction and, after considering other local income tax expense, WGL Holdings realized after-tax earnings of $5.8 million for the fiscal year ended September 30, 2004.
      In fiscal year 2003, the regulated utility realized a pre-tax gain of $4.1 million (or $2.5 million after income taxes) from the sale of its land and the former headquarters building located in Washington, D.C. This gain was reported in “Other income (expenses)— net” for the fiscal year ended September 30, 2003 after considering management’s estimate of the regulatory liability that would be due to customers as a result of this gain (refer to Note 14— Commitments and Contingencies for a further discussion of these regulatory matters and related contingencies).
      In fiscal year 2003, the Company’s non-utility operations realized a pre-tax gain of $1.5 million (or $926,000 after income taxes) from the sale of a real estate partnership interest.
3. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

       The tables below provide details for the amounts included in “Accounts payable and other accrued liabilities” for both WGL Holdings and Washington Gas.

WGL Holdings, Inc.

	At September 30,

(in thousands)	2005	2004

Accounts payable—trade	$183,030	$142,057
Employee benefits and payroll accruals	13,806	9,908
Other accrued liabilities	8,080	27,005

Total	$204,916	$178,970

Washington Gas Light Company

	At September 30,

(in thousands)	2005	2004

Accounts payable— trade	$130,211	$89,219
Employee benefits and payroll accruals	12,446	8,833
Other accrued liabilities	7,049	25,411

Total	$149,706	$123,463

4. SHORT-TERM DEBT

       WGL Holdings and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing operations, short-term financing requirements can vary significantly during the year. The Company maintains revolving credit agreements to support its outstanding commercial paper and to permit short-term borrowing flexibility. The Company’s policy is to maintain bank credit facilities in an amount equal to or greater than its expected maximum commercial paper position.
      From April 28, 2004 to September 30, 2005, WGL Holdings and Washington Gas had revolving credit agreements with a group of commercial banks in the amount of $175 million each that were due to expire on April 27, 2007 and April 28, 2009, respectively. These credit facilities permitted WGL Holdings and Washington Gas to request and the banks to approve, an additional line of credit of $50 million and $100 million, respectively, above the original credit limit.
      On September 30, 2005, WGL Holdings and Washington Gas each amended and restated their existing revolving credit facilities. The amended and restated credit facilities (the Amended and Restated Credit

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements
Facilities) are with a group of commercial banks, and expire on September 30, 2010. The Amended and Restated Credit Facility for WGL Holdings permits it to borrow up to $275 million, and further permits the Company to request prior to September 30, 2009, and the banks to approve, an additional line of credit of $50 million above the original credit limit, for a maximum potential total of $325 million. The Amended and Restated Credit Facility for Washington Gas permits it to borrow up to $225 million, and further permits Washington Gas to request prior to September 30, 2009, and the banks to approve, an additional line of credit of $100 million above the original credit limit, for a maximum potential total of $325 million. As of September 30, 2005, there were no outstanding borrowings under either the WGL Holdings or Washington Gas credit facilities.
      Both WGL Holdings and Washington Gas may reduce the amount of the commitments at their option. Depending on the type of borrowing option chosen under these Amended and Restated Credit Facilities, loans may bear interest at variable rates based on the Eurodollar rate, the higher of the prime lending rate or the Fed Funds effective rate, or at a competitive rate determined through auction.
      WGL Holdings and Washington Gas pay facility fees on their Amended and Restated Credit Facilities based on the long-term debt ratings of Washington Gas. In the event the long-term debt of Washington Gas is downgraded below certain levels, WGL Holdings and Washington Gas would be required to pay higher facility fees. Under the terms of the Amended and Restated Credit Facilities, the ratio of consolidated indebtedness to consolidated total capitalization can not exceed 0.65 to 1.0 (65.0 percent). In addition, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. The failure to inform the lenders’ agent of changes in these areas deemed material in nature might constitute default under the agreement. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable.
      At September 30, 2005 and 2004, WGL Holdings and its subsidiaries had $40.9 million and $95.6 million, respectively, in commercial paper outstanding at a weighted average cost of 3.87 percent and 1.99 percent, respectively. Included in these consolidated balances were $10.4 million and $18.7 million in commercial paper that Washington Gas had outstanding at September 30, 2005 and 2004, respectively.
5. LONG-TERM DEBT

       FIRST MORTGAGE BONDS
      The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by the regulated utility, other than a small amount of property that is expressly excluded. The regulated utility had no debt outstanding under the Mortgage at September 30, 2005 and 2004. Any FMBs that may be issued in the future will represent indebtedness of Washington Gas.
       SHELF REGISTRATION
      At September 30, 2005, Washington Gas was authorized to issue up to $152.5 million of long-term debt under a shelf registration that was declared effective by the SEC on April 24, 2003. On May 20, 2003, Washington Gas executed a Distribution Agreement with certain financial institutions for the issuance and sale of debt securities included in the shelf registration statement.
       UNSECURED MEDIUM-TERM NOTES
      Washington Gas issues unsecured Medium-Term Notes (MTNs) with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements
from the date of issuance. At September 30, 2005 and 2004, the weighted average interest rate on all outstanding MTNs was 6.27 percent and 6.46 percent, respectively.
      The indenture for these unsecured MTNs provides that Washington Gas will not issue any FMBs under its Mortgage without securing all MTNs with all other debt secured by the Mortgage.
      Certain of Washington Gas’ outstanding MTNs have put options, or both put and call options. Certain other MTNs have a make-whole call feature that pays the holder a premium based on a spread over the yield to maturity of a U.S. Treasury security having a comparable maturity, when that particular note is called by Washington Gas before its stated maturity date. With the exception of this make-whole call feature, Washington Gas is not required to pay call premiums for calling debt prior to the stated maturity date.
      During the fiscal year ended September 30, 2005, Washington Gas retired a total of $60.5 million of MTNs. On March 7, 2005, Washington Gas, through exercise of a call option, retired $20.0 million of MTNs. The MTNs redeemed were $10.0 million of 7.76 percent MTNs and $10.0 million of 7.75 percent MTNs that had a nominal maturity date in March 2025. On June 9, 2005, Washington Gas, through exercise of a call option, retired $20.0 million of 6.50 percent MTNs that had a nominal maturity date in June 2025. Additionally, on June 20, 2005, Washington Gas retired $20.5 million of 7.45 percent MTNs that matured on the same date. Washington Gas paid the applicable accrued interest on each debt retirement date.
      In August 2005, Washington Gas replaced the retired debt, as discussed above, with $60.5 million of newly issued MTNs. On August 9, 2005, Washington Gas issued $20.0 million of 4.83 percent MTNs due August 2015 to replace the MTNs retired on March 7, 2005. On August 11, 2005, Washington Gas issued $40.5 million of 5.44 percent MTNs due August 2025 to replace the MTNs retired in June 2005.
      In November 2003, Washington Gas paid $37.2 million plus accrued interest to redeem $36.0 million of 6.95 percent MTNs that were due in fiscal year 2024, and replaced this debt with $37.0 million of newly-issued, 4.88 percent MTNs due in fiscal year 2014. The $1.2 million loss incurred in connection with the debt retirement was deferred and is being amortized over the life of the newly issued debt in accordance with regulatory accounting requirements.
      Refer to Note 6— Derivative Instruments for a discussion of derivative transactions that were settled concurrent with the debt issuances discussed above.
       LONG-TERM DEBT MATURITIES
      Maturities of long-term debt for each of the next five fiscal years and thereafter as of September 30, 2005 are summarized in the following table.

Long-Term Debt Maturities(a)

(In millions)	MTNs	Other	Total

2006(b)	$50.0	$0.1	$50.1
2007(c)	85.0	–	85.0
2008	45.1	–	45.1
2009	75.0	–	75.0
2010(c)	32.5	–	32.5
Thereafter	346.5	0.1	346.6

Total	634.1	0.2	634.3
Less: current maturities	50.0	0.1	50.1

Total non-current	$584.1	$0.1	$584.2

(a)	Excludes unamortized discounts of $55,000 as of September 30, 2005.

(b)	Washington Gas intends to call $50.0 million of MTNs during fiscal year 2006.

(c)	Assumes the exercise of a put option by the MTN debt holders of $85.0 million in 2007 and $8.5 million in 2010.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements
6. DERIVATIVE INSTRUMENTS

       REGULATED UTILITY OPERATIONS
      Washington Gas enters into forward contracts and other related transactions for the purchase of natural gas that qualify as derivative instruments under SFAS No. 133. At September 30, 2005, such contracts had a net fair value gain of $18.2 million. Of this amount, $19.9 million represented a fair value gain that was recorded on the balance sheet as a receivable, with a corresponding amount recorded as a regulatory liability. This was partially offset by a $1.7 million fair value loss that was recorded as a payable, with a corresponding amount recorded as a regulatory asset. At September 30, 2004, forward contracts had a net fair value loss of $8.2 million that was recorded on the balance sheet as a payable with a corresponding amount recorded as a regulatory asset. This accounting is in accordance with regulatory accounting requirements for recoverable or refundable costs.
      Washington Gas utilizes derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of MTNs. As discussed below, during fiscal years 2005, 2004 and 2003, Washington Gas entered into forward-starting swaps that were intended to mitigate a substantial portion of the risk of rising interest rates associated with anticipated future debt issuances. These swaps were designated as cash flow hedges in accordance with SFAS No. 133, and carried at fair value.
      In July 2005, Washington Gas entered into two forward-starting swaps with an aggregate notional principal amount of $50.0 million. These swaps are scheduled to terminate concurrent with the execution of debt issuances that are planned for May 2006. At September 30, 2005, these swaps had a fair value gain of $106,000 that was recorded as a receivable, with a corresponding amount recorded as a regulatory liability.
      In September 2004, Washington Gas entered into two forward-starting swaps with an aggregate notional principal amount of $60.5 million. At September 30, 2004, these swaps had a fair value loss totaling $475,000 that was recorded as a payable, with a corresponding amount recorded as a regulatory asset. Concurrent with the issuance of $20.0 million of 4.83 percent MTNs on August 9, 2005 (refer to Note 5—Long-Term Debt), Washington Gas terminated $20.0 million of the total $60.5 million aggregate notional principal amount of the forward-starting swaps. On August 9, 2005, Washington Gas paid $364,000 associated with the settlement of this hedge agreement. Similarly, concurrent with the issuance of $40.5 million of 5.44 percent MTNs on August 11, 2005 (refer to Note 5—Long-Term Debt), Washington Gas agreed to terminate the remaining $40.5 million notional principal amount of the forward-starting swaps. Washington Gas paid $2.2 million associated with the settlement of this hedge agreement. This cost was recorded as a regulatory asset, and is being amortized over the life of the newly issued MTNs in accordance with regulatory accounting requirements.
      In June 2003, Washington Gas entered into two forward-starting swaps with an aggregate notional principal amount of $62.0 million. Concurrent with the issuance of $37.0 million of MTNs in November 2003 (see Note 5—Long-Term Debt), Washington Gas terminated $37.0 million of the total $62.0 million aggregate notional principal amount of the forward-starting swaps. Washington Gas received $2.6 million associated with the settlement of this hedge agreement, which was recorded as a regulatory liability. As a result of a Virginia rate order issued on September 27, 2004, $737,000 of this amount received was refunded to customers during the January 2005 billing cycle (refer to Note 14—Commitments and Contingencies for a further discussion of this regulatory matter). The remaining balance is being amortized over the life of the newly issued MTNs in accordance with regulatory accounting requirements applicable to the District of Columbia and Maryland. In December 2003, Washington Gas terminated the remaining $25.0 million aggregate notional principal amount of the forward-starting swaps, and received $1.2 million associated with the settlement of this hedge agreement which was recorded as a regulatory liability. Of this amount, $495,000 was refunded to Virginia customers during the January 2005 billing cycle in connection with the Virginia rate order.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements
       NON-UTILITY OPERATIONS
      The Company’s non-regulated retail energy-marketing subsidiary, WGEServices, enters into contracts for the sale and purchase of natural gas that qualify as derivative instruments under SFAS No. 133. WGEServices may enter into other derivative instruments (primarily in the form of call options, put options and swap contracts) related to the sale and purchase of natural gas. WGEServices’ derivative instruments are recorded at fair value on the Company’s consolidated balance sheets. Changes in the fair value of these various derivative instruments are reflected in the earnings of the retail energy-marketing segment. At September 30, 2005 and 2004, these derivative instruments were recorded on the Company’s consolidated balance sheets as a fair value gain of $5.4 million and $719,000, respectively. In connection with these derivative instruments, WGEServices recorded pre-tax gains of $3.8 million, $892,000 and $221,000 for the fiscal years ended September 30, 2005, 2004 and 2003, respectively.
      WGEServices also holds heating degree day (HDD) option contracts that are used to manage its risk for natural gas customers who participate in a program that allows them to pay a fixed amount for their gas requirements regardless of the amount of gas consumed. WGEServices also uses HDD option contracts to manage other weather-related risks. These hedges cover a portion of WGEServices’ estimated net revenue exposure to variations in HDDs. These contracts pay WGEServices a fixed dollar amount for every HDD over a specified level during the calculation period. Similar to Washington Gas’ weather insurance policy (see Note 1—Accounting Policies), these contracts are accounted for under the guidelines issued by EITF Issue No. 99-2. WGEServices recorded, net of premium costs, a net loss related to these hedges of $246,000 and $114,000 for fiscal years 2005 and 2004, respectively, and a net gain of $372,000 for fiscal year 2003.
      The following table summarizes the balance sheet classification for all derivative instruments with open positions for both WGL Holdings and Washington Gas, excluding the HDD option contracts of WGEServices.

Balance Sheet Classification of Open Positions on Derivative Instruments

(In millions)	WGL Holdings		Washington Gas

September 30,	2005	2004	2005	2004

Assets
Current assets—Accounts receivable	$15.8	$–	$15.8	$–
Other current assets	5.5	0.7	0.1	–
Deferred charges and other assets—Other	4.1	–	4.1	–

Total assets	$25.4	$0.7	$20.0	$–

Liabilities
Accounts payable and other accrued liabilities	$1.7	$8.2	$1.7	$8.2
Current liabilities—Other	–	0.5	–	0.5

Total liabilities	$1.7	$8.7	$1.7	$8.7

7. COMMON STOCK

       COMMON STOCK OUTSTANDING
      Shares of common stock outstanding, net of treasury shares, were 48,704,340, 48,652,507 and 48,611,563 at September 30, 2005, 2004 and 2003, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements
       COMMON STOCK RESERVES
      At September 30, 2005, there were 3,845,343 authorized, but unissued, shares of common stock reserved under the following plans.

Common Stock Reserves

Reserved for:	Number of Shares

1999 Incentive compensation plan(a)	1,819,005
Dividend reinvestment and common stock purchase plan(b)	1,323,359
Employee savings plans	637,196
Directors’ stock compensation plan	65,783

Total common stock reserves	3,845,343

(a)	Included are shares that potentially could be issued and that would reduce the 1999 Incentive Compensation Plan shares authorized. These shares include 1,293,831 shares dedicated to incentive stock options issued but not exercised, and 308,012 shares dedicated to performance shares granted but not vested.

(b)	On July 15, 2005, the Company filed a registration statement with the SEC to register an additional one million shares of common stock under its Dividend Reinvestment and Common Stock Purchase Plan.
     Refer to Note 12—Stock-Based Compensation for a discussion regarding the Company’s stock-based compensation plans.
8. PREFERRED STOCK

       Washington Gas has three series of cumulative preferred stock outstanding, and each series is callable by Washington Gas. All three series have a dividend preference that prevents Washington Gas from declaring and paying common dividends unless preferred dividends have been paid. In addition, all outstanding shares of preferred stock have a preference as to the amounts that would be distributed in the event of a liquidation or dissolution of Washington Gas. The following table presents this information, as well as call prices for each preferred stock series outstanding.

Preferred Stock

		Liquidation Preference
Preferred		Per Share
Series	Shares			Call Price
Outstanding	Outstanding	Involuntary	Voluntary	Per Share

$4.80	150,000	$100	$101	$101
$4.25	70,600	$100	$105	$105
$5.00	60,000	$100	$102	$102

9. EARNINGS PER SHARE

       Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period (see

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements
Note 12—Stock-Based Compensation). The following table reflects the computation of the Company’s basic and diluted EPS for WGL Holdings for the fiscal years ended September 30, 2005, 2004 and 2003.

Basic and Diluted EPS

	Net		Per Share
(In thousands, except per share data)	Income	Shares	Amount

Year Ended September 30, 2005
Basic EPS:
Net income	$103,493	48,688	$2.13
Stock-based compensation plans	–	320	–

Diluted EPS:
Net income	$103,493	49,008	$2.11

Year Ended September 30, 2004
Basic EPS:
Net income	$96,637	48,640	$1.99
Stock-based compensation plans	–	207	–

Diluted EPS:
Net income	$96,637	48,847	$1.98

Year Ended September 30, 2003
Basic EPS:
Net income	$112,342	48,587	$2.31
Stock-based compensation plans	–	169	–

Diluted EPS:
Net income	$112,342	48,756	$2.30

10. INCOME TAXES

       The Company files a consolidated federal income tax return. The Company’s federal income tax returns for all years through September 30, 2000 have been reviewed and closed, or closed without review by the Internal Revenue Service. The Company and each of its subsidiaries also participate in a tax sharing agreement that establishes the method for allocating tax benefits from losses to various subsidiaries that are utilized on a consolidated federal income tax return. During fiscal year 2005, Washington Gas realized $1.0 million of tax savings resulting from this tax sharing agreement that were reflected as a tax benefit within the “Other income (expenses)—net” section of Washington Gas’ Statement of Income. The effect of this allocation of benefits to Washington Gas has no effect on WGL Holdings’ consolidated financial statements. During fiscal years 2004 and 2003, Washington Gas realized $5.3 million and $355,000, respectively, of tax savings as a result of this tax sharing agreement. State income tax returns are filed on a separate company basis in all states where the Company has operations and/or a requirement to file.
      During the fiscal years ended September 30, 2004 and 2003, the Company recognized tax benefits of $2.0 million and $2.4 million, respectively, from the release of a valuation allowance associated primarily with previously unrecognized capital losses. There were no such tax benefits recognized in fiscal year 2005. A valuation allowance of $2.0 million remained for unused tax benefits of capital losses as of September 30, 2005 and 2004.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements
      The tables below provide the following for WGL Holdings and Washington Gas: (i) the components of income tax expense; (ii) a reconciliation between the statutory federal income tax rate and the effective income tax rate; and (iii) the components of accumulated deferred income tax assets and liabilities at September 30, 2005 and 2004.

WGL Holdings, Inc.
Components of Income Tax Expense

	Years Ended September 30,

	2005		2004		2003

(In thousands)	Federal	State	Federal	State	Federal	State

INCOME TAX EXPENSE
Charged to utility operating expenses
Current	$39,995	$7,744	$21,707	$7,682	$22,368	$8,473

Deferred
Accelerated depreciation	(769)	6,142	25,983	2,308	23,106	3,891
Other expense (benefit)	(2,441)	(592)	1,331	349	9,551	2,142

Total deferred income tax expense (benefit)	(3,210)	5,550	27,314	2,657	32,657	6,033
Amortization of investment tax credits	(897)	–	(897)	–	(898)	–

	35,888	13,294	48,124	10,339	54,127	14,506

Charged to non-utility operating expenses
Current expense (benefit)	7,012	1,486	2,025	123	(4,805)	3,074
Deferred expense (benefit)	4,278	684	(234)	261	1,678	221

	11,290	2,170	1,791	384	(3,127)	3,295

Charged to other income (expenses)-net
Current expense (benefit)	(1,088)	(282)	1,087	997	400	(2,269)
Deferred expense (benefit)	290	56	(1,874)	54	1,009	27

	(798)	(226)	(787)	1,051	1,409	(2,242)

Total income tax expense	$46,380	$15,238	$49,128	$11,774	$52,409	$15,559

WGL Holdings, Inc.
Reconciliation between the Statutory Federal Income Tax Rate and Effective Tax Rate

	Years Ended September 30,

(In thousands)	2005		2004		2003

Income taxes at statutory federal income tax rate	$58,251	35.00%	$55,601	35.00%	$63,571	35.00%
Increases (decreases) in income taxes resulting from:
Accelerated depreciation less amount deferred	1,954	1.17	1,586	1.00	2,149	1.18
Amortization of investment tax credits	(897)	(0.54)	(897)	(0.56)	(898)	(0.49)
Cost of removal	(248)	(0.15)	(478)	(0.30)	(870)	(0.48)
State income taxes-net of federal benefit	7,426	4.46	6,663	4.19	9,146	5.04
Change in valuation allowance	(36)	(0.02)	(1,960)	(1.23)	(2,446)	(1.35)
Medicare D subsidy	(1,922)	(1.15)	(925)	(0.58)	–	–
Other items-net	(2,910)	(1.75)	1,312	0.82	(2,684)	(1.48)

Total income tax expense and effective tax rate	$61,618	37.02%	$60,902	38.34%	$67,968	37.42%

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

WGL Holdings, Inc.
Components of Deferred Income Tax Assets (Liabilities)

	At September 30,

(In thousands)	2005		2004

ACCUMULATED DEFERRED INCOME TAXES	Current	Non-current	Current	Non-current

Deferred Income Tax Assets:
Employee benefit costs	$5,212	$–	$4,888	$–
Uncollectible accounts	7,319	–	5,631	–
Inventory overheads	3,599	–	2,295	–
Capital gains/losses-net	2,005	–	2,041	–
Valuation allowance	(2,005)	–	(2,041)	–
Compensation & benefits	–	11,776	–	9,033
Customer advances	–	3,751	–	3,197
Capitalized interest	–	2,709	–	2,340
Other	792	2,078	812	4,063

Total assets	16,922	20,314	13,626	18,633

Deferred Income Tax Liabilities:
Pensions and other employee benefit costs	–	15,159	–	12,869
Accelerated depreciation	–	261,222	–	252,937
Losses/gains on reacquired debt	–	2,784	–	3,028
Construction overheads	–	1,559	–	1,710
Income taxes recoverable through future rates	–	27,093	–	10,190
Deferred gas costs	2,789	3,033	448	4,343
Least-cost planning costs	–	1,668	–	2,096
Other	–	313	–	–

Total liabilities	2,789	312,831	448	287,173

Net accumulated deferred income tax assets (liabilities)	$14,133	$(292,517)	$13,178	$(268,540)

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas Light Company
Components of Income Tax Expense

	Years Ended September 30,

	2005		2004		2003

(In thousands)	Federal	State	Federal	State	Federal	State

INCOME TAX EXPENSE
Charged to utility operating expenses
Current	$39,750	$7,676	$21,508	$7,626	$22,242	$8,440

Deferred
Accelerated depreciation	(689)	6,142	25,985	2,308	23,064	3,891
Other expense (benefit)	(2,422)	(613)	1,327	350	9,531	2,141

Total deferred income tax expense (benefit)	(3,111)	5,529	27,312	2,658	32,595	6,032
Amortization of investment tax credits	(893)	–	(892)	–	(893)	–

	35,746	13,205	47,928	10,284	53,944	14,472

Charged to non-utility operating expenses
Current expense (benefit)	494	–	(129)	(262)	1,216	(2,346)
Deferred	–	–	419	100	1,412	309

	494	–	290	(162)	2,628	(2,037)

Charged to other income (expenses)-net
Current expense (benefit)	(2,039)	(359)	(5,057)	386	(229)	2,572
Deferred expense (benefit)	290	56	(102)	(23)	(2,694)	(489)

	(1,749)	(303)	(5,159)	363	(2,923)	2,083

Total income tax expense	$34,491	$12,902	$43,059	$10,485	$53,649	$14,518

Washington Gas Light Company
Reconciliation between the Statutory Federal Income Tax Rate and Effective Tax Rate

	Years Ended September 30,

(In thousands)	2005		2004		2003

Income taxes at statutory federal income tax rate	$47,812	35.00%	$52,547	35.00%	$62,673	35.00%
Increases (decreases) in income taxes resulting from:
Accelerated depreciation less amount deferred	1,954	1.43	1,586	1.06	2,149	1.20
Amortization of investment tax credits	(893)	(0.65)	(892)	(0.59)	(893)	(0.50)
Cost of removal	(248)	(0.18)	(478)	(0.32)	(870)	(0.49)
State income taxes-net of federal benefit	5,827	4.27	6,138	4.09	8,552	4.78
Consolidated tax sharing allocation	(1,004)	(0.74)	(5,261)	(3.50)	(355)	(0.20)
Medicare D subsidy	(1,909)	(1.40)	(925)	(0.62)	–	–
Other items-net	(4,146)	(3.04)	829	0.54	(3,089)	(1.72)

Total income tax expense and effective tax rate	$47,393	34.69%	$53,544	35.66%	$68,167	38.07%

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas Light Company
Components of Deferred Income Tax Assets (Liabilities)

	At September 30,

(In thousands)	2005		2004

ACCUMULATED DEFERRED INCOME TAXES	Current	Non-current	Current	Non-current

Deferred Income Tax Assets:
Employee benefit costs	$5,123	$–	$4,840	$–
Uncollectible accounts	6,231	–	4,502	–
Inventory overheads	3,599	–	2,295	–
Compensation & benefits	–	11,709	–	8,894
Customer advances	–	3,751	–	3,177
Capitalized interest	–	2,709	–	2,340
Other	793	3,769	812	1,801

Total assets	15,746	21,938	12,449	16,212

Deferred Income Tax Liabilities:
Pensions and other employee benefit costs	–	15,056	–	12,775
Accelerated depreciation	–	261,095	–	252,958
Losses/gains on reacquired debt	–	2,784	–	3,028
Construction overheads	–	1,558	–	1,720
Income taxes recoverable through future rates	–	27,093	–	10,200
Deferred gas costs	2,789	3,034	795	4,343
Least-cost planning costs	–	1,668	–	2,096
Other	–	25	–	–

Total liabilities	2,789	312,313	795	287,120

Net accumulated deferred income tax assets (liabilities)	$12,957	$(290,375)	$11,654	$(270,908)

11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

       Washington Gas maintains a qualified, trusteed, non-contributory defined benefit pension plan (qualified pension plan) covering all active and vested former employees of Washington Gas. To the extent allowable by law, Washington Gas funds pension costs accrued for the qualified pension plan.
      Executive officers of Washington Gas also participate in a non-funded supplemental executive retirement plan (SERP), a non-qualified defined benefit pension plan. A rabbi trust has been established for the potential future funding of the SERP liability.
      Washington Gas provides certain healthcare and life insurance benefits for retired employees. Substantially all employees of the regulated utility may become eligible for such benefits if they attain retirement status while working for Washington Gas. The Company accounts for these benefits under the provisions of SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The Company elected to amortize the accumulated post-retirement benefit obligation of $190.6 million existing at the October 1, 1993 adoption date of this standard, known as the transition obligation, over a twenty-year period. In September 2005, the Company announced changes to post-retirement medical benefits that reduced the Company’s post-retirement benefit obligations by $34.3 million as of September 30, 2005. These changes will be effective January 1, 2007.
      Certain subsidiaries of the Company offer defined-contribution savings plans to eligible employees, covering all employee groups. These plans allow participants to defer on a pre-tax or after-tax basis, a

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements
portion of their salaries for investment in various alternatives. The Company makes matching contributions to the amounts contributed by employees in accordance with the specific plan provisions. The Company’s contributions to the plans were $3.2 million during fiscal year 2005 and $3.0 million during both fiscal years 2004 and 2003.
      The Company uses a measurement date of September 30 for its pension, and retiree healthcare and life insurance benefit plans.
      The following tables provide certain information about the Company’s post-retirement benefits.

Post-Retirement Benefits

			Health and Life
(In millions)	Pension Benefits		Benefits

Years Ended September 30,	2005	2004	2005	2004

Change in benefit obligation
Benefit obligation at beginning of year	$655.8	$615.9	$408.5	$361.2
Service cost	10.2	10.3	10.4	8.6
Interest cost	36.8	36.1	23.0	19.8
Change in plan benefits	–	–	(34.3)	–
Actuarial loss	24.6	27.6	15.9	36.5
Benefits paid	(36.2)	(34.1)	(18.7)	(17.6)

Benefit obligation at end of year	$691.2	$655.8	$404.8	$408.5

Change in plan assets
Fair value of plan assets at beginning of year	$683.1	$661.5	$175.1	$163.5
Actual return on plan assets	46.1	56.8	8.0	2.2
Company contributions	1.2	1.2	33.0	27.0
Expenses	(2.5)	(2.3)	–	–
Benefits paid	(36.2)	(34.1)	(18.7)	(17.6)

Fair value of plan assets at end of year	$691.7	$683.1	$197.4	$175.1

Funded status
Funded status of plan	$0.5	$27.3	$(207.4)	$(233.4)
Unrecognized actuarial net (gains)/losses	44.8	13.2	179.3	166.3
Unrecognized prior service cost	13.3	15.5	–	–
Unrecognized transition obligation	–	–	11.6	51.7

Prepaid (accrued) benefit cost	$58.6	$56.0	$(16.5)	$(15.4)

			Health and Life
(In millions)	Pension Benefits		Benefits

At September 30,	2005	2004	2005	2004

Total amounts recognized on balance sheet(a)
Prepaid benefit cost	$76.0	$71.9	$–	$–
Accrued benefit liability	(23.3)	(20.5)	(16.5)	(15.4)
Intangible asset	–	2.2	–	–
Accumulated other comprehensive loss	5.9	2.4	–	–

Total recognized	$58.6	$56.0	$(16.5)	$(15.4)

(a)	Excludes regulatory assets and liabilities.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements
     The Company’s Accumulated Benefit Obligation (ABO) for its qualified pension plan was $609.1 million and $574.5 million at September 30, 2005 and 2004, respectively. The projected benefit obligation and ABO for the Company’s non-funded SERP, which had accumulated benefits in excess of plan assets, were $26.7 million and $23.2 million, respectively, as of September 30, 2005, and $24.4 million and $20.5 million, respectively, as of September 30, 2004. The SERP is reflected in the table above and has no assets.
      At September 30, 2005, the Company had recorded an additional minimum pension obligation of $5.9 million related to the SERP, with a corresponding amount recorded to “Accumulated other comprehensive loss-net of tax.” At September 30, 2004, the Company had recorded an additional minimum pension obligation of $4.6 million related to the SERP.
      The pre-tax amounts included in other comprehensive loss due to the increase in the minimum pension obligation related to the SERP were $3.5 million ($2.3 million after income taxes), and $1.3 million ($753,000 after income taxes) for the fiscal years ended September 30, 2005 and 2004, respectively.
      Assets under the Company’s post-retirement benefit plans are valued using a method designed to spread realized and unrealized gains and losses over a period of five years. Each year, 20 percent of the prior five years’ asset gains and losses are recognized. The market-related value of assets is set equal to the market value of assets less the following percentages of prior years’ realized and unrealized gains and losses on equities: 80 percent of prior year, 60 percent of the second prior year, 40 percent of the third prior year and 20 percent of the fourth prior year.
      The Company employs a total return investment approach whereby a mix of equities, fixed income and other investments can be used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses through asset growth over the long run. Risk tolerance is established through consideration of plan liabilities, plan funded status, and corporate financial condition. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.
      The asset allocations for the qualified pension plan and healthcare and life insurance benefit trusts as of September 30, 2005 and 2004, and the weighted average target asset allocations as of September 30, 2005, by asset category, are as follows:

Post-Retirement Investment Allocations

	Pension Benefits			Health and Life Benefits

	Target	Actual		Target	Actual
	Allocation	Allocation		Allocation	Allocation

At September 30,	2005	2005	2004	2005	2005	2004

Asset Category
Equity(a)	60%	50%	50%	50%	50%	4%
Debt	35%	50%	50%	50%	50%	96%
Real Estate	5%	–	–	–	–	–

Total	100%	100%	100%	100%	100%	100%

(a)	None of the Company’s common stock is included in its plans.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Expected benefit payments, including benefits attributable to estimated future employee service, which are expected to be paid over the next ten years are as follows:

Expected Benefit Payments

	Pension	Health and Life
(In millions)	Benefits	Benefits

2006	$36.9	$18.3
2007	37.7	18.5
2008	38.7	19.8
2009	39.7	21.0
2010	40.9	22.3
2011–2015	229.3	132.6

      During fiscal year 2006, the Company does not expect to make any contributions related to its qualified pension plan. The Company expects to make payments totaling $1.4 million in fiscal year 2006 to participants in its non-funded SERP.
      The Company expects to contribute $29.5 million to its health and life insurance benefit plan during fiscal year 2006.

Components of Net Periodic Benefit Costs (Income)

(In millions)	Pension Benefits			Health and Life Benefits

Years Ended September 30,	2005	2004	2003	2005	2004	2003

Components of net periodic benefit costs (income)
Service cost	$10.2	$10.3	$9.2	$10.4	$8.6	$8.0
Interest cost	36.8	36.1	35.9	23.0	19.8	20.6
Expected return on plan assets	(51.8)	(52.3)	(54.0)	(13.2)	(12.1)	(11.4)
Recognized prior service cost	2.2	2.3	2.3	–	–	–
Recognized actuarial loss	1.2	1.0	0.5	8.9	4.1	1.1
Amortization of transition obligation	–	0.2	0.2	5.7	5.7	9.5

Net periodic benefit cost (income)	(1.4)	(2.4)	(5.9)	34.8	26.1	27.8

Amount allocated to construction projects	0.3	0.7	1.5	(3.9)	(4.7)	(5.8)
Amount deferred as regulatory asset (liability)—net	(3.4)	(2.7)	0.8	(1.8)	0.2	0.6

Amount charged (credited) to expense	$(4.5)	$(4.4)	$(3.6)	$29.1	$21.6	$22.6

      As a sponsor of a retiree health care benefit plan that is at least actuarially equivalent to Medicare (Medicare Part D), the Company is eligible to receive a federal subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). In fiscal year 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides specific guidance on accounting for the effects of the Act for employers sponsoring post-retirement health care plans at least actuarially equivalent to Medicare Part D. The Company adopted this standard in fiscal year 2004, which resulted in a $33.8 million reduction to the Accumulated Post-Retirement Benefit Obligation (APBO) that was accounted

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements
for as an actuarial gain as required by the FSP. Expected receipts attributable to the Medicare subsidy to be received over the next ten years are as follows:

Medicare Subsidy Receipts

Health and
(In millions)	Life Benefits

2006	$0.9
2007	1.3
2008	1.4
2009	1.5
2010	1.7
2011–2015	10.4

      The weighted average assumptions used to determine net periodic benefit obligations and net periodic benefit costs were as follows:

Net Periodic Benefit Obligations Assumptions

			Health and
	Pension Benefits		Life Benefits

Years Ended September 30,	2005	2004	2005	2004

Discount rate	5.50%	5.75%	5.50%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

Net Periodic Benefit Cost Assumptions

	Pension Benefits			Health and Life Benefits

Years Ended September 30,	2005	2004	2003	2005	2004	2003

Discount rate	5.75%	6.00%	6.50%	5.75%	6.00%	6.50%
Expected long-term return on plan assets	8.25%	8.25%	8.50%	7.25%	7.25%	8.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

      The Company determines the expected long-term rate of return by averaging the expected earnings for the target asset portfolio. In developing the Company’s expected rate of return assumption, the Company evaluates an analysis of historical actual performance and long-term return projections, which gives consideration to the Company’s asset mix and anticipated length of obligation of the plan.
      The Company assumed the healthcare cost trend rates related to the APBO for Medicare and non-Medicare eligible retirees to be 10.96 percent and 9.25 percent, respectively, for fiscal year 2005, as compared to 12.00 percent and 10.00 percent, respectively, for fiscal year 2004. The Company expects these rates to decrease gradually to 5.75 percent and 5.50 percent, respectively, in 2010 and remain at those levels thereafter.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements
      The assumed healthcare trend rate has a significant effect on the amounts reported for the healthcare plans. A one percentage-point change in the assumed healthcare trend rate would have the following effects:

Healthcare Trends

	One Percentage-Point	One Percentage-Point
(In millions)	Increase	Decrease

Increase (decrease) total service and interest cost components	$6.5	$(5.0)
Increase (decrease) post-retirement benefit obligation	$62.7	$(50.0)

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
      Post-retirement medical and life insurance benefit costs deferred as a regulatory asset at September 30, 2005 and 2004 were $8.2 million and $6.4 million, respectively.
      Each regulatory commission having jurisdiction over the regulated utility requires it to fund amounts reflected in rates for post-retirement medical and life insurance benefits to irrevocable trusts. The expected long-term rate of return on the assets in the trusts was 7.25 percent for fiscal years 2005 and 2004, and 8.25 percent for fiscal year 2003. The trusts assume a 35.0 percent income tax rate to compute taxes on the taxable portion of the income in the trusts.
12. STOCK-BASED COMPENSATION

       The Company and its subsidiaries periodically provide compensation in the form of common stock to certain employees and Company directors. As permitted by SFAS No. 123, as amended by SFAS No. 148, the Company applies APB No. 25, and related interpretations in accounting for its stock-based compensation plans. The stock-based compensation arrangements are discussed more fully below.
       STOCK-BASED COMPENSATION FOR KEY EMPLOYEES
      The Company had granted restricted stock to participants in the Long-Term Incentive Compensation Plan (LTICP) and to certain other employees. These shares had restrictions on vesting, sale and transferability. Restrictions lapsed with the passage of time. The Company held the certificates for restricted stock until the shares fully vested. In the interim, the participants received full dividend and

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements
voting rights. As of September 30, 2005, there were no shares outstanding under this Plan. The LTICP expired on June 27, 1999, and was replaced with the 1999 Incentive Compensation Plan (1999 Plan).
      Approved by the shareholders in February 1999 and amended in March 2003, the 1999 Plan allows the Company to issue up to 2,000,000 shares of common stock to officers and key employees. Under the 1999 Plan, the Company may impose performance goals, which if unattained, may result in participants forfeiting all or part of the award. Performance shares granted under the 1999 Plan currently vest over 36 months from the date of grant. At the end of the associated vesting period, the issuance of any performance shares depends upon the Company’s achievement of performance goals for total shareholder return relative to a selected peer group.
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

Schedule of LTICP and 1999 Plan Shares Outstanding

	Long-Term Incentive
	Compensation Plan			1999 Plan

Years Ended September 30,	2005	2004	2003	2005	2004	2003

Shares outstanding—beginning of period	1,200	2,400	8,300	249,566	181,533	117,088
Shares granted—Performance shares	–	–	–	115,794	107,236	91,232
Shares vested	(1,200)	(1,200)	(5,900)	(57,348)	(28,706)	(26,787)
Shares forfeited	–	–	–	–	(10,497)	–

Shares outstanding—end of period	–	1,200	2,400	308,012	249,566	181,533

Weighted average fair value per share on grant dates	$–	$–	$–	$28.29	$27.58	$23.91

Compensation expense recognized	$1,844	$22,125	$83,119	$3,390,575	$1,862,320	$1,574,594

       STOCK OPTIONS OUTSTANDING AND OTHER INFORMATION
      Since stock options are granted at the fair market value of the Company’s stock on the grant dates, no compensation expense is recognized. The Company’s stock options generally have a vesting period of three years, and expire ten years from the date of grant.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements
      The following table summarizes information regarding option activity under the 1999 Plan for fiscal years 2005, 2004 and 2003.

Stock Option Activity

Years Ended
September 30,	2005		2004		2003

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	940,300	$26.13	615,384	$25.24	411,836	$26.00
Granted	375,560	28.29	343,850	27.58	238,424	23.90
Exercised	(22,029)	25.73	(18,934)	23.71	(28,826)	25.14
Cancelled/Forfeited	–	–	–	–	(6,050)	24.06

Outstanding, end of year	1,293,831	$26.76	940,300	$26.13	615,384	$25.24

Exercisable, end of year	354,224	$26.24	376,253	$26.21	224,509	$25.56

      The following table summarizes stock options outstanding and exercisable at September 30, 2005.

Stock Options as of September 30, 2005

	Options Outstanding			Options Exercisable

			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Options	Exercise	Contractual	Options	Exercise
Range of Exercise Prices	Outstanding	Price	Life(a)	Exercisable	Price

$22.63-$26.33	293,797	$23.69	6.4	63,344	$22.95
$26.34-$30.04	1,000,034	$27.67	7.6	290,880	$26.96

Total	1,293,831	$26.76	7.3	354,224	$26.24

(a)	Weighted average remaining contractual life in years.
     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

Fair Market Value Assumptions (Black-Scholes Model)

	2005	2004	2003

Dividend yield	4.6%	4.6%	5.3%
Expected stock-price volatility	21.64%	19.04%	21.55%
Risk-free interest rate	1.71%	0.94%	1.58%
Expected option life	3 years	3 years	3 years
Weighted average fair market value of stock options granted during the year	$3.07	$2.26	$2.13

     STOCK GRANTS TO DIRECTORS
      Non-employee directors receive a portion of their annual retainer fee in the form of common stock through the Directors’ Stock Compensation Plan. Up to 120,000 shares of common stock may be awarded under the plan. Shares granted to directors totaled 8,400, 8,000 and 7,500 for fiscal years 2005, 2004 and 2003, respectively. For those periods, the fair value of the stock on the grant dates was $30.42, $28.02 and

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements
$24.89, respectively. Shares awarded to the participants: (i) vest immediately and cannot be forfeited; (ii) may be sold or transferred; and (iii) have voting and dividend rights.
13. ENVIRONMENTAL MATTERS

       The Company and its subsidiaries are subject to federal, state and local laws and regulations related to environmental matters. These evolving laws and regulations may require expenditures over a long timeframe to control environmental effects. Almost all of the environmental liabilities the Company and its subsidiaries have recorded are for costs expected to be incurred to remediate sites where the Company or a predecessor affiliate operated manufactured gas plants (MGP). Estimates of liabilities for environmental response costs are difficult to determine with precision because of the various factors that can affect their ultimate level. These factors include, but are not limited to the following:

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
      Washington Gas has identified up to ten sites where it or its predecessors may have operated MGPs. Washington Gas last used any such plant in 1984. In connection with these operations, Washington Gas is aware that coal tar and certain other by-products of the gas manufacturing process are present at or near some former sites, and may be present at others. Washington Gas does not believe that any of the sites present any unacceptable risk to human health or the environment.
      At one of the former MGP sites, studies show the presence of coal tar under the site and an adjoining property. Washington Gas has taken steps to control the movement of contaminants into an adjacent river by installing a water treatment system that removes and treats contaminated groundwater at the site. Washington Gas received approval from governmental authorities for a comprehensive remediation plan for the majority of the site that will allow commercial development of Washington Gas’ property. Washington Gas has entered into an agreement with a national developer for the development of this site in phases. The first two phases have been completed, with Washington Gas retaining a ground lease on each phase. The owner of the affected adjoining property has developed a final remediation plan for that portion of the site, and Washington Gas will negotiate an agreement with the owner to perform this remediation.
      At a second former MGP site and on an adjacent parcel of land, Washington Gas developed a “monitoring-only” remediation plan for the site. This remediation plan received approval under a state voluntary closure program.
      Washington Gas believes, at this time, that the appropriate remediation has been or is being undertaken, or that no remediation is necessary at the remaining eight sites.
      At September 30, 2005 and 2004, Washington Gas had a liability of $8.0 million and $5.6 million, respectively, on an undiscounted basis related to future environmental response costs, which included the estimated costs for the ten MGP sites. These estimates principally include the minimum liabilities associated with a range of environmental response costs expected to be incurred at the sites identified. At September 30, 2005 and 2004, Washington Gas estimated the maximum liability associated with all of its sites to be approximately $14.5 million and $12.8 million, respectively. The estimates were determined by Washington Gas’ environmental experts, based on experience in remediating MGP sites and advice from

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements
legal counsel and environmental consultants. Variations within the range of estimated liability result primarily from differences in the number of years that will be required to perform environmental response processes at each site and the extent of remediation that may be required.
      Regulatory orders issued by the PSC of MD allow Washington Gas to recover the costs associated with the sites applicable to Maryland over periods ranging from five to thirty years. Rate orders issued by the PSC of DC allow Washington Gas a three-year recovery of prudently incurred environmental response costs, and allow Washington Gas to defer additional costs incurred between rate cases. Regulatory orders from the SCC of VA have generally allowed the recovery of prudent environmental remediation costs to the extent they were included in a test year.
      At September 30, 2005 and 2004, Washington Gas reported a regulatory asset of $3.2 million and $2.6 million, respectively, for the portion of environmental response costs it believes are recoverable in future rates. Washington Gas does not expect that the ultimate impact of these matters will have a material adverse effect on its financial statements.
14. COMMITMENTS AND CONTINGENCIES

       OPERATING LEASES
      Minimum future rental payments under operating leases over the next five years and thereafter are as follows:

Minimum Payments Under Operating Leases

(In millions)

2006	$4.5
2007	4.4
2008	4.2
2009	3.8
2010	2.9
Thereafter	26.2

Total	$46.0

      Rent expense totaled $4.7 million, $3.8 million and $1.8 million in fiscal years ended September 30, 2005, 2004 and 2003, respectively.
      REGULATED UTILITY OPERATIONS
     Operating Issues in Prince George’s County, Maryland
       On April 1, 2005, Washington Gas reported that it would address a significant increase in the number of natural gas leaks on its distribution system in a portion of Prince George’s County, Maryland. Washington Gas determined that these leaks resulted from the shrinkage of seals located in mechanical couplings that connect sections of distribution mains and services. Given the increase in the number of natural gas leaks, Washington Gas announced that it would replace gas service lines and rehabilitate gas mains that contain the applicable mechanical couplings in the affected area of the distribution system in Prince George’s County (the rehabilitation project) by the end of December 2007, even if no leaks have been detected.
      The rehabilitation project is currently expected to cost $144 million. This estimate could vary materially from the actual costs that will be incurred. As a result of the receipt of an Accounting Order dated June 1, 2005 from the PSC of MD, the Company will be capitalizing all costs of encapsulating certain couplings on mains with respect to this rehabilitation project. This phase represents approximately $13 million of the total cost of the rehabilitation project. However, the receipt of the order from the PSC of MD is not

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements
determinative of the ratemaking treatment, and the PSC of MD retains jurisdiction to adopt any ratemaking treatment it deems appropriate.
      Management of Washington Gas considers the cost of the rehabilitation project described above necessary to provide safe and reliable utility service. Management anticipates that costs such as these eventually will be recognized in the ratemaking process as reasonable. Washington Gas has not yet requested regulatory recovery of these costs. However, Washington Gas is considering the effect of these capital expenditures on its ability to earn its allowed rate of return in Maryland, and is evaluating the most appropriate options to enable full and timely recovery of, and return on, the amounts to be expended. There can be no prediction at this time that recovery in rates will be allowed or at what point in time such recovery may begin to be reflected in rates. Significant negative effects on earnings in future years could result if such costs are incurred and recovery in rates is not allowed.
      Washington Gas retained a consultant to determine the reason for the increase in leaks in the affected area of Prince George’s County. Based on the work conducted to date, there is a combination of three contributing factors to the higher leak rates of seals on couplings. However, the relevant factor is the change in the gas composition resulting from a change in the gas supply arising from the reactivation of the Cove Point LNG terminal owned by Dominion Resources, Inc. The Cove Point gas has a lower concentration of heavy hydrocarbons (HHCs) than domestic natural gas. A characteristic of the rubber material comprising the seals in the couplings is the ability of the seals to both adsorb and desorb HHCs. When seals are exposed to higher levels of HHCs, they swell in size and cause a tighter seal. However, when gas is introduced that has a lower level of HHCs, the seals shrink in size and there is a greater propensity for those seals to cause the couplings to leak.
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
      The consultant hired by Washington Gas believes that the condition caused by the gas coming from the Cove Point terminal is reversible. Washington Gas is examining potential approaches that may enable it to reverse or reduce the effect of the introduction of gas from the Cove Point terminal on the regulated utility’s distribution system in the affected area of Prince George’s County. Washington Gas is also examining these approaches to limit the potential effect of Cove Point gas on other areas of its distribution system.
       Natural Gas Contracts— Minimum Commitments
       At September 30, 2005, Washington Gas had service agreements with four pipeline companies that provided direct service for firm transportation and/or storage services. These agreements, which have expiration dates ranging from fiscal years 2006 to 2024, require Washington Gas to pay fixed charges each month. At September 30, 2005, Washington Gas had agreements for other pipeline and peaking services with expiration dates ranging from 2006 to 2026. As of September 30, 2005, based on current estimates of growth of the Washington Gas system, together with current expectations of the timing and extent of unbundling initiatives in the Washington Gas service territory, the minimum aggregate amount of required payments under all pipeline service agreements total approximately $805.0 million for contracts in effect through fiscal year 2026.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements
      The following table summarizes the minimum contractual payments that Washington Gas will make under its pipeline transportation contracts during the next five fiscal years and thereafter.

Washington Gas Contract Minimums

(In millions)	Pipeline contracts

2006	$131.1
2007	117.9
2008	98.8
2009	75.8
2010	60.9
Thereafter	320.5

Total	$805.0

      When a customer selects a third-party marketer to provide supply, Washington Gas generally assigns pipeline and storage capacity to unregulated third-party marketers to deliver gas to Washington Gas’ city gate. In order to provide the gas commodity to customers who do not select an unregulated third-party marketer, Washington Gas has a commodity acquisition plan to acquire the natural gas supply to serve the customer.
      In connection with this energy acquisition plan, Washington Gas utilizes an asset manager to acquire a portion of the necessary supply to serve these customers. Washington Gas’ commitment to the asset manager, when implementing its option to purchase gas supply through April 30, 2006, is at a market price that is tied to various public indices for natural gas. The contract commitment is related to customer demand, and there are no minimum bill commitments. Accordingly, there are no commitment amounts included in the table above.
      Currently, Washington Gas recovers its cost of gas through the purchased gas cost recovery mechanisms included in its retail rate schedules in each of its jurisdictions. However, the timing and extent of Washington Gas’ initiatives or regulatory requirements to separate the purchase and sale of natural gas from the delivery of gas could cause its gas supply commitments to be in excess of its continued sales obligations.
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
      District of Columbia Jurisdiction
      In a March 28, 2003 Final Order, the PSC of DC upheld a previous ruling that approved, among other things, a methodology for sharing with customers 50 percent of annual ground lease and development fee revenues that Washington Gas received from Maritime Plaza, a commercial development project

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements
constructed on land owned by Washington Gas. On May 23, 2003, the District of Columbia Office of the People’s Counsel (DC OPC) filed an appeal with the District of Columbia Court of Appeals (DC Court of Appeals) seeking to overturn this portion of the March 28, 2003 ruling by the PSC of DC. On March 18, 2004, the DC Court of Appeals ordered, among other things, the PSC of DC to provide an explanation of its decision to approve the allocation methodology for sharing with customers the ground lease and development fee revenues attributable to the Maritime Plaza development project. The PSC of DC issued a subsequent order requiring both the DC OPC and Washington Gas to file testimony addressing the allocation issue. On October 12, 2004, Washington Gas filed testimony before the PSC of DC that it believes supports the allocation methodology that was approved in the PSC of DC’s initial order. The DC OPC filed opposing testimony on the same date. Rebuttal testimony was filed on November 19, 2004 by the DC OPC and Washington Gas. The PSC of DC issued a Final Order on April 4, 2005 that required Washington Gas and the DC OPC to file supplemental testimony on April 25, 2005. The PSC of DC held a one-day evidentiary hearing on October 25, 2005. Washington Gas and the DC OPC filed initial briefs on December 2, 2005, and must file reply briefs on December 16, 2005. Management cannot predict the final outcome of this matter; however, it believes that the likely outcome will not have a material impact on Washington Gas’ financial statements.
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
      On March 17, 2005, the VA Staff filed a report with the SCC of VA in connection with Washington Gas’ earnings test for the twelve-month period ended December 31, 2003. The VA Staff’s report concluded that Washington Gas did not earn in excess of its allowed return on equity during this period, and recommended that Washington Gas not be required to record any additional depreciation expense related to its earnings for the twelve-month period ended December 31, 2003. On April 26, 2005, the SCC of VA issued an Order that concurred with the VA Staff’s recommendation. As a result, Washington Gas reversed $1.0 million of depreciation expense, on a pre-tax basis, in fiscal year 2005 that had been previously recorded in fiscal year 2004 related to this earnings test.
      On October 19, 2005, the VA Staff filed a report with the SCC of VA in connection with Washington Gas’ earnings test for the twelve-month period ended December 31, 2004. The VA Staff’s report concluded that Washington Gas did not earn in excess of its allowed return on equity during this period, and recommended that Washington Gas not be required to record any additional depreciation expense related to its earnings for the twelve-month period ended December 31, 2004. A Final Order from the SCC of VA in this proceeding is expected during the first quarter of fiscal year 2006.
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
      On September 15, 2004, six participants in the rate case, including Washington Gas and the VA Staff, submitted a proposed Stipulation to the SCC of VA. On September 27, 2004, the SCC of VA issued a Final Order approving the Stipulation as filed. The Stipulation resolved all issues related to Washington Gas’ January 27, 2004 expedited rate case application filed with the SCC of VA.
      The approved Stipulation permitted no change in Washington Gas’ annual base revenues, and for Washington Gas to maintain its allowed rate of return on common equity of 10.50 percent and overall rate of return of 8.44 percent that had been approved by the December 18, 2003 Final Order as previously discussed. Accordingly, refunds to customers, with interest, were made during the December 2004 billing cycle for the amount of the proposed annual revenue increase that had been collected since February 26, 2004. Based on the terms of the Stipulation, Washington Gas implemented billing rates commencing October 4, 2004 that reflected the level of annual revenues determined in the December 18, 2003 Final Order, and implemented the agreed upon changes in rate design that were contained in the Stipulation. Washington Gas’ financial results for fiscal year 2004 reflect the increased rates put into effect on February 26, 2004, offset by a provision for rate refunds equal to the full amount of revenues that had been collected subject to refund through the fiscal year ended September 30, 2004. Accordingly, there was no effect on earnings for fiscal year 2004 or 2005 for the rates initially put into effect in February 2004.
      The Stipulation also provided for a one-time credit to all Virginia customers of $3.2 million for certain regulatory liabilities that were previously recorded by Washington Gas. This one-time credit was made to customers during the January 2005 billing cycle. Providing this credit to customers did not have an effect on the earnings of the Company or Washington Gas for the fiscal year ended September 30, 2005. The Stipulation also required Washington Gas to file with the SCC of VA annual earnings test calculations based on a twelve-month period ended December 31; such calculations are being estimated by Washington Gas quarterly and, when appropriate, accounting adjustments are being recorded.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements
       NON-UTILITY OPERATIONS
      Natural Gas
       WGEServices enters into contracts to purchase natural gas with terms of up to 36 months. WGEServices designs its purchase contracts to match the duration of its sales commitments, and effectively to lock in a margin on estimated gas sales over the terms of existing sales contracts. Gas purchase commitments disclosed below are based on existing fixed-price purchase commitments using city gate equivalent deliveries, the majority of which are for fixed volumes.
      Electricity
       WGEServices owns no electric generation assets and, through September 30, 2005, received a majority of its electric supply to serve its retail customers under full requirements supply contracts. WGEServices’ principal supplier of electricity under full requirements supply contracts is Mirant Americas Energy Marketing L.P. (MAEM), a wholly owned subsidiary of Mirant Americas, Inc., which is a wholly owned subsidiary of Mirant Corporation (Mirant). WGEServices purchases full requirements services from MAEM, including electric energy, capacity and certain ancillary services, and then resells it to retail electric customers in the District of Columbia and Maryland. As a result, WGEServices has no open position on any of its full requirements electric supply contracts at September 30, 2005. Full requirements electric commitments are based on customer usage, and the range of the commitment could extend from zero to the full amount used by customers. The Company has no fixed commitment to purchase electricity under full requirements contracts. Therefore, no commitment related to the portion of electricity purchased under full requirements contracts is shown in the table below.
      Commencing in the second half of fiscal year 2005, WGEServices began procuring a portion of its electricity supply under contract structures other than full requirements contracts, and that contain minimum purchase commitments. These contracts may contain terms of up to 36 months. WGEServices designs these purchase contracts to match the duration of its sales commitments and effectively to lock in a margin based on estimated electricity sales over the terms of existing sales contracts. Electricity purchase commitments disclosed below are based on existing fixed-price purchase commitments, all of which are for fixed volumes.
      The following table summarizes the contractual obligations and minimum commitments of WGEServices for both natural gas and electricity for the next five years and thereafter:

WGEServices Contract Minimums

	Gas Purchase	Pipeline	Electric Purchase
(In millions)	Commitments(a)	Contracts	Commitments	Total

2006	$214.4	$2.6	$51.7	$268.7
2007	23.7	0.9	27.8	52.4
2008	1.5	0.5	–	2.0
2009	–	0.2	–	0.2
2010	–	0.1	–	0.1
Thereafter	–	–	–	–

Total	$239.6	$4.3	$79.5	$323.4

(a)	Represents fixed price commitments with city gate equivalent deliveries.
     On July 14, 2003, Mirant and substantially all of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. MAEM was included in these bankruptcy filings. As of October 18, 2005, MAEM had completed performance on all of its supply obligations to WGEServices under contracts entered into prior to the bankruptcy. These pre-bankruptcy petition contracts expired on or before October 18, 2005.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements
      In October 2003, WGEServices and MAEM signed a post-bankruptcy petition contract that enables WGEServices to renew expiring contracts with its current electric customers, and to make purchases for new customers. These post-bankruptcy petition contracts include provisions that allow WGEServices to net payables to MAEM against any damages that might result from default on the part of MAEM, and allow WGEServices to request collateral under certain situations. At September 30, 2005, WGEServices held collateral totaling $18.3 million related to electric purchase transactions under the post-bankruptcy petition contract. This collateral is intended to represent the difference between the price at which WGEServices has contracted to buy electricity, and the replacement cost of the electricity that may need to be purchased in the event of non-performance by MAEM. There was no collateral held at September 30, 2004 related to electric purchase transactions under the post-bankruptcy petition contract. Due to timing differences that may arise between when collateral is requested by WGEServices and when it is actually received from MAEM, WGEServices’ exposure to MAEM under this contract may exceed the collateral held at any time.
      WGEServices has made efforts to reduce its reliance on a single electric supplier for full requirements supply. In addition to MAEM, WGEServices has separate master purchase and sale agreements under which it purchases full requirements services from other wholesale electricity suppliers. These electric suppliers either have investment grade credit ratings or provide guarantees from companies with investment grade credit ratings. Electric suppliers other than MAEM accounted for approximately ten percent of WGEServices’ full requirements electric purchases for fiscal year 2005.
      Transfers and Servicing of Financial Assets and Extinguishment of Liabilities
       The Company’s unregulated consumer financing business previously had extended credit to certain residential and small commercial customers to purchase gas appliances and other energy-related products. The Company’s unregulated consumer financing business transferred with recourse certain of these loans to commercial banks. In fiscal year 2004, the Company repurchased all remaining loans transferred to commercial banks, totaling $3.2 million.
      The Company has stopped financing new loans, but expects to continue servicing existing loans through a third party vendor. At September 30, 2005 and 2004, the Company had loans totaling $542,000 and $2.5 million, respectively, all of which were recorded in the Company’s financial statements. The Company had a $149,000 and $304,000 reserve for uncollectible accounts related to these loans at September 30, 2005 and 2004, respectively.
      Construction Project Financing
       In October 2000, Washington Gas contracted with the U.S. General Services Administration (GSA) to construct certain facilities at the GSA central plant in Washington, D.C. Payments to Washington Gas for this construction were to be made by the GSA over a 15-year period. In November 2000, Washington Gas and General Electric Capital Assurance Company (GEFA) entered into a long-term financing arrangement, whereby GEFA funded this construction project. Under the terms of this financing arrangement, Washington Gas assigned to GEFA the 15-year stream of payments due from the GSA. The final amount of this long-term financing arrangement, including amendments, change orders, origination fees and capitalized finance charges, was $69.4 million. As the long-term financing from GEFA was funded, Washington Gas established a note receivable representing the GSA’s obligation to remit principal and interest. Upon completion and acceptance of phases of the construction project, Washington Gas accounted for the transfer of the financed asset as an extinguishment of long-term debt and removed both the note receivable and long-term financing from its financial statements. In December 2004, all remaining work under the construction project was fully accepted by the GSA. Accordingly, the remaining note receivable and corresponding long-term note payable related to the GSA construction project were removed from the Company’s financial statements at December 31, 2004. As a result of GSA’s final acceptance, GEFA has no further recourse against the Company related to the extinguished long-term debt.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements
      In addition to the GSA project described above, the Company finances other smaller construction projects and accounts for them using a similar methodology. To finance such projects, the Company issued an additional $93,000 of debt during fiscal year 2005, and issued an additional $800,000 of debt during fiscal year 2004. At September 30, 2005, all remaining work under these construction projects was fully accepted. The following table details the activity related to borrowings associated with construction projects.

Debt Activity Related to Construction Projects

(In millions)	2005	2004

Balance at beginning of fiscal year	$16.4	$15.6
Debt issued	0.1	0.8
Debt retired(a)	(16.5)	–

Balance at end of fiscal year	$–	$16.4

(a)	Includes the non-cash extinguishment of project debt financing of $16.4 million for fiscal year 2005.
       Other Contingencies
       ACI is engaged in binding arbitration proceedings with a general contractor. ACI claims that it was wrongfully terminated in January 2003 from completing work on behalf of the general contractor and is attempting to recover its accounts receivable. In the same matter, the general contractor has made a counterclaim against ACI for costs that it incurred to complete the project and legal fees.
      ACI has potential exposure for the sum of its receivable from the contractor and the amount of the counterclaim. This amount is estimated to be a maximum of $4.4 million. At the present time, the Company can not predict the outcome of the arbitration.
       Financial Guarantees
       WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity made by WGEServices. At September 30, 2005, these guarantees totaled $167.4 million. Termination of these guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings also had guarantees totaling $5.0 million at September 30, 2005 that were made on behalf of certain of its non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $172.4 million, $16.1 million, $4.0 million and $600,000 are due to expire on December 31, 2005, June 30, 2006 and February 29, 2008, respectively. The remaining guarantees of $151.7 million do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
15. FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2005 and 2004. The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements
The carrying amount of current assets and current liabilities approximates fair value because of the short-term maturity of these instruments, and therefore are not shown in the table below.

Fair Value of Financial Instruments

At September 30,	2005		2004

	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value

Preferred stock	$28.2	$28.2	$28.2	$28.2
Long-term debt(a)	$584.2	$626.8	$590.2	$646.6

(a)	Excludes current maturities and unamortized discounts.
     The carrying amount of preferred stock approximates fair value. The fair value of long-term debt was estimated based on the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for Washington Gas’ credit quality and the present value of future cash flows.
16. OPERATING SEGMENT REPORTING

       In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company identifies and reports on operating segments under the “management approach.” Operating segments comprise revenue-generating components of an enterprise for which the Company produces separate financial information internally that management regularly uses to make operating decisions and assess performance. The Company reports three operating segments: 1) regulated utility; 2) retail energy-marketing and 3) commercial HVAC.
      With approximately 94 percent of WGL Holdings’ consolidated total assets, the regulated utility segment is the Company’s core business. Represented by Washington Gas and Hampshire, the regulated utility segment provides regulated gas distribution services (including the sale and delivery of natural gas, meter reading, responding to customer inquiries and bill preparation) to customers primarily in Washington, D.C. and the surrounding metropolitan areas in Maryland and Virginia. In addition to the regulated operations of Washington Gas, the regulated utility segment includes the operations of Hampshire, an underground natural gas storage facility that is regulated under a cost of service tariff by the FERC, and provides services exclusively to Washington Gas.
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
      The same accounting policies applied in preparing the Company’s consolidated financial statements, as described in Note 1—Accounting Policies, also apply to the reported segments. While net income or loss is the primary criterion for measuring a segment’s performance, the Company also evaluates its operating segments based on other relevant factors, such as penetration into their respective markets and return on

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements
invested capital. The following tables present operating segment information for the fiscal years ended September 30, 2005, 2004 and 2003.

Operating Segment Financial Information

		Non-Utility Operations

	Regulated	Retail Energy-		Other
(In thousands)	Utility	Marketing	HVAC	Activities	Total	Eliminations	Consolidated

Year Ended September 30, 2005

Total Revenues	$1,402,905	$773,046	$32,441	$1,425	$806,912	$(23,515)	$2,186,302
Operating Expenses:
Depreciation and Amortization	89,859	254	195	–	449	–	90,308
Other Operating Expenses(a)	1,132,393	735,373	37,115	2,781	775,269	(23,520)	1,884,142
Income Tax Expense (Benefit)	49,182	14,388	(1,147)	1,227	14,468	(1,008)	62,642

Total Operating Expenses	1,271,434	750,015	36,163	4,008	790,186	(24,528)	2,037,092

Operating Income (Loss)	131,471	23,031	(3,722)	(2,583)	16,726	1,013	149,210
Interest Expense — Net	41,600	749	351	1,316	2,416	(565)	43,451
Other Non-Operating Income (Expense)(b)	(1,059)	12	180	1,499	1,691	(1,578)	(946)
Dividends on Washington Gas Preferred Stock	1,320	–	–	–	–	–	1,320

Net Income (Loss) (Applicable to Common Stock)	$87,492	$22,294	$(3,893)	$(2,400)	$16,001	$–	$103,493

Total Assets	$2,451,831	$154,964	$24,519	$38,631	$218,114	$(69,345)	$2,600,600

Capital Expenditures/ Investments	$112,036	$730	$246	$–	$976	$–	$113,012

Year Ended September 30, 2004

Total Revenues	$1,293,675	$789,859	$30,123	$1,673	$821,655	$(25,727)	$2,089,603
Operating Expenses:
Depreciation and Amortization	91,510	218	135	43	396	–	91,906
Other Operating Expenses(a)	1,008,013	775,882	37,614	3,836	817,332	(25,727)	1,799,618
Income Tax Expense (Benefit)	58,463	4,924	(2,077)	(672)	2,175	–	60,638

Total Operating Expenses	1,157,986	781,024	35,672	3,207	819,903	(25,727)	1,952,162

Operating Income (Loss)	135,689	8,835	(5,549)	(1,534)	1,752	–	137,441
Interest Expense—Net	43,141	714	12	978	1,704	(700)	44,145
Other Non-Operating Income (Expense)(b,c)	(2,277)	159	165	7,314	7,638	(700)	4,661
Dividends on Washington Gas Preferred Stock	1,320	–	–	–	–	–	1,320

Net Income (Loss) (Applicable to Common Stock)	$88,951	$8,280	$(5,396)	$4,802	$7,686	$–	$96,637

Total Assets	$2,333,114	$152,816	$24,281	$86,680	$263,777	$(91,983)	$2,504,908

Capital Expenditures/ Investments	$108,328	$56	$158	$–	$214	$–	$108,542

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Operating Segment Financial Information

		Non-Utility Operations

	Regulated	Retail Energy-		Other
(In thousands)	Utility	Marketing	HVAC	Activities	Total	Eliminations	Consolidated

Year Ended September 30, 2003

Total Revenues	$1,313,041	$726,231	$35,521	$1,439	$763,191	$(11,984)	$2,064,248
Operating Expenses:
Depreciation and Amortization	83,549	(64)	134	625	695	–	84,244
Other Operating Expenses(a)	1,003,106	719,459	37,539	3,847	760,845	(11,984)	1,751,967
Income Tax Expense (Benefit)	68,633	2,521	(960)	(1,393)	168	–	68,801

Total Operating Expenses	1,155,288	721,916	36,713	3,079	761,708	(11,984)	1,905,012

Operating Income (Loss)	157,753	4,315	(1,192)	(1,640)	1,483	–	159,236
Interest Expense—Net	45,563	581	16	669	1,266	(448)	46,381
Other Non-Operating Income (Expense)(b)	(1,834)	11	24	3,054	3,089	(448)	807
Dividends on Washington Gas Preferred Stock	1,320	–	–	–	–	–	1,320

Net Income (Loss) (Applicable to Common Stock)	$109,036	$3,745	$(1,184)	$745	$3,306	$–	$112,342

Total Assets	$2,257,787	$141,421	$23,053	$114,027	$278,501	$(100,236)	$2,436,052

Capital Expenditures/ Investments	$129,465	$8	$72	$–	$80	$–	$129,545

(a)	Includes cost of gas and revenue taxes.
(b)	Amounts reported are net of applicable income taxes.

(c)	Other Activities for fiscal year 2004 includes an after-tax gain of $5.8 million from the sale of an interest in two buildings by a third party in a commercial development project in which the company held a carried interest.
17. RELATED PARTY TRANSACTIONS

       The subsidiaries of WGL Holdings engage in transactions with each other during the ordinary course of business. Intercompany transactions and balances have been eliminated from the consolidated financial statements of WGL Holdings.
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
      In connection with billing for unregulated third-party marketers and with other miscellaneous billing processes, Washington Gas collects cash on behalf of affiliates and transfers the cash as quickly as reasonably possible. Cash collected by Washington Gas on behalf of its affiliates but not yet transferred is recorded in “Payables to associated companies” on the Washington Gas Balance Sheets. These transactions recorded by Washington Gas impact the balance sheet only.
      At September 30, 2005 and 2004, the Washington Gas Balance Sheets reflected a receivable from associated companies of $8.1 million and $887,000, respectively. At September 30, 2005 and 2004, the Washington Gas Balance Sheets reflected a payable to associated companies of $18.6 million and $19.1 million, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements
      Additionally, Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These services include the sale of natural gas supply commodities from various peaking arrangements. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services and the related sales and purchases of natural gas, Washington Gas charged WGEServices, an affiliated energy marketer, $23.5 million and $25.7 million for the fiscal years ended September 30, 2005 and 2004, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of WGL Holdings, Inc.
      We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of WGL Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2005 and 2004, and the related consolidated statements of income, common shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15 under Schedule II. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of WGL Holdings, Inc. and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 13, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
McLean, Virginia
December 13, 2005

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of Washington Gas Light Company
      We have audited the accompanying balance sheets and statements of capitalization of Washington Gas Light Company (the “Company”) as of September 30, 2005 and 2004, and the related statements of income, common shareholder’s equity, and cash flows for each of the three years in the period ended September 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15 under Schedule II. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such financial statements present fairly, in all material respects, the financial position of Washington Gas Light Company as of September 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
DELOITTE & TOUCHE LLP
McLean, Virginia
December 13, 2005

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (concluded)
SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited)

QUARTERLY FINANCIAL DATA
       The Company believes that all adjustments necessary for a fair presentation have been included in the quarterly information provided below. Due to the seasonal nature of its business, WGL Holdings reports substantial variations in operations on a quarterly basis.

	Quarter Ended

(In thousands, except per share data)
	December 31(b)	March 31(c)	June 30	September 30(d,e)

Fiscal Year 2005
Operating revenues(a)	$623,392	$929,806	$348,983	$284,121
Operating income (loss)	55,492	92,410	2,404	(1,096)
Net income (loss) (applicable to common stock)	43,132	79,946	(8,193)	(11,392)
Earnings (loss) per average share of common stock:
Basic(f)	0.89	1.64	(0.17)	(0.23)
Diluted(f)	0.88	1.63	(0.17)	(0.23)

Fiscal Year 2004
Operating revenues	$585,289	$862,252	$356,852	$285,210
Operating income (loss)	52,384	84,755	7,553	(7,251)
Net income (loss) (applicable to common stock)	39,543	79,232	(4,128)	(18,010)
Earnings (loss) per average share of common stock:
Basic(f)	0.81	1.63	(0.08)	(0.37)
Diluted(f)	0.81	1.62	(0.08)	(0.37)

(a)	The results for the quarters ended December 31, 2004 and March 31, 2005 reflect adjustments to reduce HVAC operating revenues by $659,000 and $1.7 million, respectively, with a corresponding reduction in expense. The Company believes these amounts were immaterial. The adjustments had no financial impact on the Company’s operating income (loss) and net income (loss) for each of the two quarters.

(b)	Quarter ended December 31, 2003 included additional depreciation expense of $3.5 million (pre-tax), or $0.04 per share, applicable to the period from January 1, 2002 through November 11, 2002, in connection with a December 18, 2003 Virginia rate order.

(c)	Quarter ended March 31, 2004 included after-tax earnings of $5.8 million, or $0.12 per share, from the sale, by an unrelated third party, of two buildings at Maritime Plaza, a commercial development project in which the Company held a carried interest under the equity method of accounting.

(d)	Quarter ended September 30, 2005 included adjustments attributable to prior quarters of fiscal year 2005 and prior fiscal years that improved net income by $1.0 million (after tax), or $0.02 per share. The Company recognized the effect of the prior period adjustments in the fourth quarter of fiscal year 2005, as the effect of these adjustments, both individually and in the aggregate, was not material to fiscal years ended September 30, 2005, 2004 and 2003, or to interim periods.

(e)	Quarter ended September 30, 2004 included a $1.3 million after-tax, or $0.03 per share, decrease in revenues related to the provision for rate refunds in Virginia, as well as a $1.5 million charge, or $0.03 per share, for the impairment of goodwill related to the Company’s investment in its HVAC business.

(f)	The sum of quarterly per share amounts may not equal annual per share amounts as the quarterly calculations are based on varying numbers of common shares.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Glossary of Key Terms
ACI: American Combustion Industries, Inc. is a subsidiary of WGL Holdings, Inc. that provides HVAC-related products and services to commercial customers.
Active Customer Meters: Natural gas meters that are physically connected to a building structure within the Washington Gas distribution system and service is active. Customers are billed for flowing gas and/or fixed charges.
Bcf: A measurement standard of natural gas volumes of one billion cubic feet, or approximately ten million therms.
Book Value Per Share: Common shareholders’ equity divided by the number of common shares outstanding.
Bundled Service: Service in which customers purchase both the natural gas commodity and the distribution or delivery of the commodity from the local regulated utility. When customers purchase bundled service from Washington Gas, no mark-up is applied to the cost of the natural gas commodity that is passed through to customers. The regulated utility has an opportunity to earn a fair rate of return on the net investment used to deliver natural gas.
City Gate: A point or measuring station at which a gas distribution company such as Washington Gas receives natural gas from an unaffiliated pipeline or transmission system.
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
New Customer Meters Added: Natural gas meters that are newly connected to a building structure within the Washington Gas distribution system. Service may or may not have been activated.
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
Regulated Utility Operations: See Utility Operations.
Retail Energy-Marketing: Unregulated sales of natural gas and electricity to end users by a company subsidiary, Washington Gas Energy Services, Inc.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Return on Average Common Equity: Net income divided by average common shareholders’ equity.
SCC of VA: The State Corporation Commission of Virginia is a three-member board that regulates the utility’s distribution operations in Virginia.
Service Area: The region in which the regulated utility operates. The service area includes Washington, D.C. and the surrounding metropolitan areas in Maryland and Virginia.
Tariffs: Documents issued by the regulatory commission in each jurisdiction that set the prices the regulated utility may charge and the practices it must follow when providing utility service to its utility customers.
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
Unbundling: The separation of the delivery of natural gas or electricity from the sale of these commodities and related services that, in the past, were provided only by a regulated utility.
Utility Net Revenues: Utility revenues, less the associated cost of gas and applicable revenue taxes.
Utility Operations: The regulated business that delivers and sells natural gas to retail customers primarily in Washington, D.C., and the surrounding metropolitan areas in Maryland and Virginia. Utility operations are regulated primarily by state regulatory commissions.
Value-At-Risk: A risk measurement that estimates the largest expected loss over a specified period of time under normal market conditions within a specified probabilistic confidence interval.
Washington Gas: Washington Gas Light Company is a subsidiary of WGL Holdings, Inc. that delivers and sells natural gas primarily to retail customers in accordance with tariffs set by the PSC of DC, the PSC of MD and the SCC of VA.
Washington Gas Resources Corporation: Washington Gas Resources Corp. is a subsidiary of WGL Holdings, Inc. that owns the majority of the non-utility subsidiaries.
WGEServices: Washington Gas Energy Services, Inc. is a subsidiary of Washington Gas Resources Corp. that sells natural gas and electricity to retail customers on an unregulated basis.
WGESystems: Washington Gas Energy Systems, Inc., is a subsidiary of Washington Gas Resources Corp. that offers HVAC-related products and services to commercial customers.
WGL Holdings: WGL Holdings, Inc. is a holding company that became the parent company of Washington Gas Light Company and its subsidiaries effective November 1, 2000.
Weather Insurance Policy: An insurance policy that has the potential to provide the regulated utility’s earnings with some protection from the effects of warmer-than-normal winter weather.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.
ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
      Senior management, including the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ and Washington Gas’ disclosure controls and procedures as of September 30, 2005. Based on this evaluation process, the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that WGL Holdings’ and Washington Gas’ disclosure controls and procedures were effective as of September 30, 2005.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management of WGL Holdings, Inc. and its consolidated subsidiaries (WGL Holdings) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. WGL Holdings’ internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (GAAP).
      Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. Accordingly, even internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Furthermore, projections of any evaluation of the effectiveness to future periods are subject to the risk that such controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management has assessed the effectiveness of WGL Holdings’ internal control over financial reporting as of September 30, 2005 based upon the criteria set forth in a report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that WGL Holdings maintained effective internal control over financial reporting as of September 30, 2005.
      Management’s assessment of the effectiveness of WGL Holdings’ internal control over financial reporting as of September 30, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm and auditor of WGL Holdings’ consolidated financial statements, as stated in their report which is included herein.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
      There have been no changes in the Registrants’ internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of WGL Holdings, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that WGL Holdings, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended September 30, 2005 of the Company and our report dated December 13, 2005 expressed an unqualified opinion on those financial statements and the financial statement schedule.
DELOITTE & TOUCHE LLP
McLean, Virginia
December 13, 2005

WGL Holdings, Inc.
Washington Gas Light Company
Part II
ITEM 9B. OTHER INFORMATION

       None.

WGL Holdings, Inc.
Washington Gas Light Company
Part III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

       Information concerning the Company’s Board of Directors and the audit committee financial expert contained in WGL Holdings’ definitive Proxy Statement and Washington Gas’ definitive Information Statement for the March 1, 2006 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers is reflected in Part 1 hereof.
ITEM 11. EXECUTIVE COMPENSATION

       Information concerning Executive Compensation contained in WGL Holdings’ definitive Proxy Statement and Washington Gas’ definitive Information Statement for the March 1, 2006 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers as of September 30, 2005 is reflected in Part I hereof.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

       The information captioned Security Ownership of Management and Certain Beneficial Owners and the information captioned Equity Compensation Plan Information in WGL Holdings’ definitive Proxy Statement and Washington Gas’ definitive Information Statement for the March 1, 2006 Annual Meeting of Shareholders is hereby incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       None.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

       The information captioned Fiscal Years 2005 and 2004 Audit Firm Fee Summary in WGL Holdings’ definitive Proxy Statement and Washington Gas’ definitive Information Statement for the March 1, 2006 Annual Meeting of Shareholders is hereby incorporated by reference.

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits, Financial Statement Schedules
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules
(a)(1)
All of the financial statements and financial statement schedules filed as a part of the Annual Report on Form 10-K are included in Item 8.
(a)(2)
Schedule II should be read in conjunction with the financial statements in this report. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Schedule/
Exhibit	Description

II	Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2005, 2004 and 2003—WGL Holdings, Inc.
Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2005, 2004 and 2003—Washington Gas Light Company

(a)(3)	Exhibits
Exhibits Filed Herewith:

3	Articles of Incorporation and Bylaws:
Bylaws of Washington Gas Light Company as amended on September 28, 2005.

10	Material Contracts:

10.1	Service Agreement, effective November 1, 2005, with Columbia Gulf Transmission Company related to Firm Transportation Service.

10.2	Service Agreement, effective November 1, 2005, with Columbia Gas Transmission Corporation related to Firm Storage Service (Agreement 85037).

10.3	Service Agreement, effective November 1, 2005, with Columbia Gas Transmission Corporation related to Storage Service (Agreement 85038).

10.4	Service Agreement, effective November 1, 2005, with Columbia Gas Transmission Corporation related to Firm Transportation Service (Agreement 85036).

10.5	Service Agreement, effective November 1, 2005, with Cove Point LNG FPS— 2 related to Peaking Service.

10.6	Service Agreement, effective November 1, 2005, with Cove Point LNG FPS— 3 related to Peaking Service.

12	Statement re Computation of Ratios:

12.1	Computation of Ratio of Earnings to Fixed Charges— WGL Holdings, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends— WGL Holdings, Inc.

12.3	Computation of Ratio of Earnings to Fixed Charges— Washington Gas Light Company.

12.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends— Washington Gas Light Company.

21	Subsidiaries of WGL Holdings, Inc.

23	Consent of Deloitte & Touche LLP.

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits, Financial Statement Schedules (continued)

Schedule/
Exhibit	Description

(a)(3)	Exhibits (continued)
24	Power of Attorney

31.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Frederic M. Kline, the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Frederic M. Kline, the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer, and Frederic M. Kline, the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits Incorporated by Reference:

2	Plan of Merger between WGL Holdings, Inc. and Washington Gas Light Company, filed on Form S-4 dated February 2, 2000.

3	Articles of Incorporations & Bylaws:

Washington Gas Light Company Charter, filed on Form S-3 dated July 21, 1995.

WGL Holdings, Inc. Charter and Bylaws, filed on Form S-4 dated February 2, 2000.

4	Instruments Defining the Rights of Security Holders including Indentures:

Indenture, dated September 1, 1991 between Washington Gas Light Company and The Bank of New York, as Trustee, regarding issuance of unsecured notes, filed as an exhibit to Form 8-K on September 19, 1991.

Supplemental Indenture, dated September 1, 1993 between Washington Gas Light Company and The Bank of New York, as Trustee, regarding the addition of a new section to the Indenture dated September 1, 1991, filed as an exhibit to Form 8-K on September 10, 1993.

10	Material Contracts:

Gas transportation and storage contracts

Service Agreement, effective May 1, 2005, as amended, with Dominion Cove Point LNG, LP related to Firm Transportation Service, filed as Exhibit 10.2 to Form 10-K for the fiscal year ended September 30, 2004.

Service Agreement, effective November 1, 2004, with Dominion Transmission Inc. related to Firm Storage Service from the Mid Atlantic project, filed as Exhibit 10.5 to Form 10-K for the fiscal year ended September 30, 2004.

Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Firm Storage Service, filed as Exhibit 10.7 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78844)

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits, Financial Statement Schedules (continued)

Schedule/
Exhibit	Description

(a)(3)	Exhibits (continued)
Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Firm Storage Service, filed as Exhibit 10.7 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78845)
Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Firm Storage Service, filed as Exhibit 10.7 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78846)
Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Storage Service filed as Exhibit 10.8 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78838)
Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Storage Service filed as Exhibit 10.8 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78839)
Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Storage Service filed as Exhibit 10.8 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78840)
Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Firm Transportation Service, filed as Exhibit 10.9 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78834)
Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Firm Transportation Service, filed as Exhibit 10.9 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78835)
Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Firm Transportation Service, filed as Exhibit 10.9 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78836)
Service Agreement, effective January 1, 1996, with Transcontinental Gas Pipe Line Corporation related to Firm Transportation Service, filed as Exhibit 10.11 to Form 10-K for the fiscal year ended September 30, 2004.
Service Agreement effective November 1, 2002 with the Transcontinental Gas Pipe Line Corporation for the MarketLink Firm Transportation Capacity, filed as Exhibit 10.1 to Form 10-K for the fiscal year ended September 30, 2003.
Service Agreement effective October 1, 1993 with Transcontinental Gas Pipe Line Corporation related to General Storage Service, filed as Exhibit 10.3 to Form 10-K for the fiscal year ended September 30, 1993.
Service Agreement effective October 1, 1993 with Dominion Transmission, Inc. related to Firm Transportation Service, filed as Exhibit 10.11 to Form 10-K for the fiscal year ended September 30, 1993.
Service Agreement effective October 1, 1993 with Dominion Transmission, Inc. related to General Storage Service, filed as Exhibit 10.13 to Form 10-K for the fiscal year ended September 30, 1993.
Service Agreement effective August 1, 1991 with Transcontinental Gas Pipe Line Corporation related to Washington Storage Service, filed as Exhibit 10.16 on Form 10-K for the fiscal year ended September 30, 1993.

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits, Financial Statement Schedules (continued)

Schedule/
Exhibit	Description

(a)(3)	Exhibits (continued)

Management Contracts with Executive Officers and Directors

WGL Holdings, Inc. 1999 Incentive Compensation Plan, as amended and restated as of March 5, 2003, filed as Exhibit 10.15 to Form 10-K for the fiscal year ended September 30, 2004.*

Form of Nonqualified Stock Option Award Agreement, filed as Exhibit 10.01 to Form 8-K dated October 5, 2004.*

Form of Performance Share Award Agreement, filed as Exhibit 10.02 to Form 8-K dated October 5, 2004.*

Employment Agreement between Washington Gas Light Company and Ms. Beverly J. Burke, as defined in Item 402 (a)(3) of Regulation S-K, dated December 14, 2001, filed as Exhibit 10.2 to Form 10-K for the fiscal year ended September 30, 2003.*

Employment Agreement between Washington Gas Light Company and Mr. Thomas F. Bonner, as defined in Item 402 (a)(3) of Regulation S-K, dated April 29, 2002, filed as Exhibit 10.3 to Form 10-K for the fiscal year ended September 30, 2003.*

Employment Agreement between Washington Gas Light Company and Mr. Terry D. McCallister, as defined in Item 402 (a)(3) of Regulation S-K, filed as Exhibit 10.1 to Form 10-K in the fiscal year ended September 30, 2001.*

WGL Holdings, Inc. and Washington Gas Light Company Deferred Compensation Plan for Outside Directors, adopted December 18, 1985, and amended as of November 1, 2000, filed as Exhibit 10.2 to Form 10-K in the fiscal year ended September 30, 2001.*

WGL Holdings, Inc. Directors’ Stock Compensation Plan, adopted on October 25, 1995, and amended as of November 1, 2000, filed as Exhibit 10.3 to Form 10-K in the fiscal year ended September 30, 2001.*

Employment Agreement between Washington Gas Light Company and Mr. Frederic M. Kline, as defined in Item 402 (a)(3) of Regulation S-K, filed as Exhibit 10.5 to Form 10-K in the fiscal year ended September 30, 2001.*

Employment Agreement between Washington Gas Light Company and Mr. James H. DeGraffenreidt, Jr., as defined in Item 402 (a)(3) of Regulation S-K, filed as Exhibit 10.7 to Form 10-K in the fiscal year ended September 30, 2001.*

Washington Gas Light Company Supplemental Executive Retirement Plan amended November 1, 2000, filed as Exhibit 10.8 to Form 10-K in the fiscal year ended September 30, 2001.*

WGL Holdings, Inc. Long-Term Incentive Compensation Plan, adopted June 28, 1989, amended as of November 1, 2000, filed as Exhibit 10.9 to Form 10-K in the fiscal year ended September 30, 2001.*

Retirement Plan for Outside Directors, as amended on December 18, 1996 and filed as Exhibit 10.1 to Form 10-K for the fiscal year ended September 30, 1997.*

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits, Financial Statement Schedules (concluded)

Schedule/
Exhibit	Description

(a)(3)	Exhibits (continued)

Debt and Credit Agreements

Amended and Restated Credit Agreement dated as of September 30, 2005 among WGL Holdings, Inc., the Lenders, The Bank of New York, as administrative agent; Wachovia Bank, National Association, as syndication agent; Bank of Tokyo-Mitsubishi Trust Company, Citibank, N.A., and SunTrust Bank, as documentation agents; and Wachovia Capital Markets, LLC, as lead arranger and book runner. Filed as Exhibit 10.1 to Form 8-K dated October 6, 2005.

Amended and Restated Credit Agreement dated as of September 30, 2005 among Washington Gas Light Company, the Lenders, The Bank of New York, as administrative agent; Wachovia Bank, National Association, as syndication agent; Bank of Tokyo-Mitsubishi Trust Company, Citibank, N.A., and SunTrust Bank, as documentation agents; and Wachovia Capital Markets, LLC, as lead arranger and book runner. Filed as Exhibit 10.2 to Form 8-K dated October 6, 2005.

Distribution Agreement among Washington Gas Light Company and Citigroup Capital Markets Inc., Banc One Capital Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, The Williams Capital Group, L.P. and Wachovia Securities, Inc. for the issuance and sale of up to $250.0 million of Medium-Term Notes, Series G, under an Indenture dated as of September 1, 1991. This was filed as Exhibit 1.1 to Form 8-K dated May 22, 2003.

* This asterisk designates an agreement that is a compensatory plan or arrangement.

WGL Holdings, Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts and Reserves
Years Ended September 30, 2005, 2004 and 2003

		Additions Charged To

	Balance at		Other		Balance at
	Beginning	Costs and	Accounts	Deductions	End of
(In thousands)	of Period	Expenses	(A)	(B)	Period

2005

Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$16,042	$17,675	$4,464	$20,633	$17,548

2004

Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$17,543	$12,299	$3,173	$16,973	$16,042

2003

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$13,740	$13,327	$2,380	$11,904	$17,543

  Notes:

  (A) Recoveries on receivables previously written off as uncollectible and unclaimed customer deposits, overpayments, etc., not refundable.
(B) Includes deductions for purposes for which reserves were provided or revisions made of estimated exposure.

Washington Gas Light Company
Schedule II—Valuation and Qualifying Accounts and Reserves
Years Ended September 30, 2005, 2004 and 2003

		Additions Charged To

	Balance at		Other		Balance at
	Beginning	Costs and	Accounts	Deductions	End of
(In thousands)	of Period	Expenses	(A)	(B)	Period

2005

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$13,202	$14,625	$4,179	$17,025	$14,981

2004

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$15,826	$11,111	$3,173	$16,908	$13,202

2003

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$9,395	$15,801	$2,380	$11,750	$15,826

  Notes:

  (A) Recoveries on receivables previously written off as uncollectible and unclaimed customer deposits, overpayments, etc., not refundable.
(B) Includes deductions for purposes for which reserves were provided or revisions made of estimated exposure.

SIGNATURES
       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

WGL HOLDINGS, INC.
and
WASHINGTON GAS LIGHT COMPANY
(Co-registrants)
/s/ Frederic M. Kline

Frederic M. Kline
Vice President and
Chief Financial Officer
Date: December 14, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ James H. DeGraffenreidt, Jr. (James H. DeGraffenreidt, Jr.)		Chairman of the Board and Chief Executive Officer	December 14, 2005

/s/ Terry D. McCallister (Terry D. McCallister)		President and Chief Operating Officer	December 14, 2005

/s/ Frederic M. Kline (Frederic M. Kline)		Vice President and Chief Financial Officer (Principal Financial Officer)	December 14, 2005

/s/ Mark P. O’Flynn (Mark P. O’Flynn)		Controller (Principal Accounting Officer)	December 14, 2005

* (Michael D. Barnes)		Director	December 14, 2005

* (George P. Clancy, Jr.)		Director	December 14, 2005

* (James W. Dyke, Jr., Esq.)		Director	December 14, 2005

* (Melvyn J. Estrin)		Director	December 14, 2005

* (James F. Lafond)		Director	December 14, 2005

* (Debra L. Lee)		Director	December 14, 2005

* (Karen Hastie Williams, Esq.)		Director	December 14, 2005

*By:	Frederic M. Kline (Frederic M. Kline) Attorney-in-Fact		December 14, 2005

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY 2005 Form 10-K
Exhibit Index

Exhibit	Description
3	Bylaws of Washington Gas Light Company as amended on September 28, 2005.
10	Material Contracts:
10.1	Service Agreement, effective November 1, 2005, with Columbia Gulf Transmission Company related to Firm Transportation Service.
10.2	Service Agreement, effective November 1, 2005, with Columbia Gas Transmission Corporation related to Firm Storage Service (Agreement 85037).
10.3	Service Agreement, effective November 1, 2005, with Columbia Gas Transmission Corporation related to Storage Service (Agreement 85038).
10.4	Service Agreement, effective November 1, 2005, with Columbia Gas Transmission Corporation related to Firm Transportation Service (Agreement 85036).
10.5	Service Agreement, effective November 1, 2005, with Cove Point LNG FPS— 2 related to Peaking Service.
10.6	Service Agreement, effective November 1, 2005, with Cove Point LNG FPS— 3 related to Peaking Service.
12	Statement re Computation of Ratios:
12.1	Computation of Ratio of Earnings to Fixed Charges— WGL Holdings, Inc.
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends— WGL Holdings, Inc.
12.3	Computation of Ratio of Earnings to Fixed Charges— Washington Gas Light Company.
12.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends— Washington Gas Light Company.
21	Subsidiaries of WGL Holdings, Inc.
23	Consent of Deloitte & Touche LLP
24	Power of Attorney
31.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Frederic M. Kline, the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Frederic M. Kline, the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer, and Frederic M. Kline, the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.