Form 10-Q
period 2005-12-31
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2006-02-09
CIK 104819, 1103601

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2005
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	Exact name of registrant as specified in its charter		I.R.S.
Commission	and principal office address and telephone	State of	Employer
File Number	number	Incorporation	I.D. Number
1-16163	WGL Holdings, Inc. 101 Constitution Ave., N.W. Washington, D.C. 20080 (703) 750-2000	Virginia	52-2210912
0-49807	Washington Gas Light Company 101 Constitution Ave., N.W. Washington, D.C. 20080 (703) 750-4440	District of Columbia and Virginia	53-0162882

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

WGL Holdings, Inc.	Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐
Washington Gas Light Company	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of the latest practicable date:
WGL Holdings, Inc. common stock, no par value, outstanding as of January 31, 2006: 48,762,228 shares.
All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of January 31, 2006.

WGL Holdings, Inc.
Washington Gas Light Company
For the Quarter Ended December 31, 2005

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
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
     Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans,” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” and “could.” Although the registrants, WGL Holdings and Washington Gas, believe such forward-looking statements are based on reasonable assumptions, they cannot give assurance that every objective will be achieved. Forward-looking statements speak only as of today, and the registrants assume no duty to update them. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:
•	the level and rate at which costs and expenses are incurred in connection with constructing, operating and maintaining the Company’s natural gas distribution system;

•	the ability to implement approaches to modify the current or future composition of gas being used to supply customers as a result of the introduction of Cove Point gas into the Company’s natural gas distribution system;

•	variations in weather conditions from normal levels;

•	the availability of natural gas supply and interstate pipeline transportation and storage capacity;

•	the ability of natural gas producers, pipeline gatherers, and natural gas processors to deliver natural gas into interstate pipelines for delivery by those interstate pipelines to the entrance points of the regulated utility’s natural gas distribution system as a result of factors beyond the control of the Company or its subsidiaries;

•	changes in economic, competitive, political and regulatory conditions and developments;

•	changes in capital and energy commodity market conditions;

•	changes in credit ratings of debt securities of WGL Holdings or Washington Gas that may affect access to capital or the cost of debt;

•	changes in credit market conditions and creditworthiness of customers and suppliers;

•	changes in relevant laws and regulations, including tax, environmental and employment laws and regulations;

•	legislative, regulatory and judicial mandates or decisions affecting business operations or the timing of recovery of costs and expenses;

ii

WGL Holdings, Inc.
Washington Gas Light Company
•	the timing and success of business and product development efforts and technological improvements;

•	the pace of deregulation efforts and the availability of other competitive alternatives;

•	changes in accounting principles;

•	terrorist activities; and

•	other uncertainties.
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

iii

WGL Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements

	December 31,	September 30,
(In thousands)	2005	2005

ASSETS
Property, Plant and Equipment
At original cost	$2,809,551	$2,783,976
Accumulated depreciation and amortization	(829,272)	(814,293)

Net property, plant and equipment	1,980,279	1,969,683

Current Assets
Cash and cash equivalents	25,818	4,842
Receivables
Accounts receivable	388,668	159,089
Gas costs due from customers	5,601	9,711
Accrued utility revenues	185,338	16,476
Allowance for doubtful accounts	(18,132)	(17,548)

Net receivables	561,475	167,728

Materials and supplies—principally at average cost	19,283	16,987
Storage gas—at cost (first-in, first-out)	286,116	252,925
Deferred income taxes	14,850	14,133
Other prepayments—principally taxes	41,810	11,283
Other	12,999	13,062

Total current assets	962,351	480,960

Deferred Charges and Other Assets
Regulatory assets
Gas costs	135,789	—
Other	64,893	64,236
Prepaid qualified pension benefits	76,035	75,965
Other	12,254	9,756

Total deferred charges and other assets	288,971	149,957

Total Assets	$3,231,601	$2,600,600

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$921,759	$893,992
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	560,414	584,150

Total capitalization	1,510,346	1,506,315

Current Liabilities
Current maturities of long-term debt	75,092	50,122
Notes payable	310,713	40,876
Accounts payable and other accrued liabilities	351,407	204,916
Wages payable	15,059	13,375
Accrued interest	12,940	2,919
Dividends declared	16,541	16,524
Customer deposits and advance payments	48,791	52,173
Gas costs due to customers	140,196	14,103
Accrued taxes	19,336	13,688
Other	2,242	2,750

Total current liabilities	992,317	411,446

Deferred Credits
Unamortized investment tax credits	13,823	14,047
Deferred income taxes	344,613	292,517
Accrued pensions and benefits	41,961	41,011
Regulatory liabilities
Accrued asset removal costs	277,258	272,124
Gas costs	—	11,600
Other	15,356	15,983
Other	35,927	35,557

Total deferred credits	728,938	682,839

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$3,231,601	$2,600,600

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended
	December 31,
(In thousands, except per share data)	2005	2004

UTILITY OPERATIONS
Operating Revenues	$601,337	$408,951
Less: Cost of gas	406,586	228,611
Revenue taxes	16,693	17,095

Utility Net Revenues	178,058	163,245

Other Operating Expenses
Operation	51,257	46,961
Maintenance	9,154	9,037
Depreciation and amortization	22,960	22,196
General taxes	10,039	9,057
Income taxes	28,088	24,037

Utility Other Operating Expenses	121,498	111,288

Utility Operating Income	56,560	51,957

NON-UTILITY OPERATIONS
Operating Revenues
Retail energy-marketing	296,785	205,288
Heating, ventilating and air conditioning (HVAC)	11,074	8,859
Other non-utility activities	130	294

Non-Utility Operating Revenues	307,989	214,441

Other Operating Expenses
Operating expenses	308,679	208,667
Income tax expense (benefit)	(545)	2,239

Non-Utility Operating Expenses	308,134	210,906

Non-Utility Operating Income (Loss)	(145)	3,535

TOTAL OPERATING INCOME	56,415	55,492
Other Income (Expenses)—Net
Income (expenses)—net	199	(1,645)
Income tax benefit	84	646

Other Income (Expenses)—Net	283	(999)

INCOME BEFORE INTEREST EXPENSE	56,698	54,493
INTEREST EXPENSE
Interest on long-term debt	10,222	10,506
Other—net	1,760	525

Total Interest Expense	11,982	11,031
DIVIDENDS ON WASHINGTON GAS PREFERRED STOCK	330	330

NET INCOME (APPLICABLE TO COMMON STOCK)	$44,386	$43,132

AVERAGE COMMON SHARES OUTSTANDING
Basic	48,741	48,669
Diluted	48,894	48,936

EARNINGS PER AVERAGE COMMON SHARE
Basic	$0.91	$0.89
Diluted	$0.91	$0.88

DIVIDENDS DECLARED PER COMMON SHARE	$0.3325	$0.3250

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended
	December 31,
(In thousands)	2005	2004

OPERATING ACTIVITIES
Net income (applicable to common stock)	$44,386	$43,132
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES
Depreciation and amortization:
Per Consolidated Statements of Income	22,960	22,196
Charged to other accounts	1,200	826
Deferred income taxes—net	52,286	34,005
Amortization of investment tax credits	(224)	(224)
Accrued/deferred pension cost	(382)	(1,250)
Other non-cash charges (credits)—net	1,368	811

CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and accrued utility revenues	(397,857)	(212,520)
Gas costs due from/to customers—net	130,203	71,091
Storage gas	(33,191)	18,957
Other prepayments—principally taxes	(30,527)	(2,298)
Accounts payable and other accrued liabilities	154,220	59,669
Wages payable	1,684	(2,088)
Customer deposits and advance payments	(3,382)	9,297
Accrued taxes	5,648	5,758
Accrued interest	10,021	10,230
Deferred purchased gas costs—net	(147,389)	(71,007)
Other current assets and liabilities—net	(2,741)	(1,170)
Other—net	(3,229)	(1,860)

Net Cash Used in Operating Activities	(194,946)	(16,445)

FINANCING ACTIVITIES
Long-term debt issued	1,277	93
Long-term debt retired	(44)	(117)
Debt issuance costs	(25)	—
Notes payable issued (retired)—net	269,837	64,934
Dividends on common stock	(16,210)	(15,820)
Other financing activities—net	(1,031)	(428)

Net Cash Provided by Financing Activities	253,804	48,662

INVESTING ACTIVITIES
Capital expenditures (excludes Allowance for Funds Used During Construction)	(36,301)	(25,979)
Other investing activities—net	(1,581)	(2,100)

Net Cash Used in Investing Activities	(37,882)	(28,079)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,976	4,138
Cash and Cash Equivalents at Beginning of Year	4,842	6,587

Cash and Cash Equivalents at End of Period	$25,818	$10,725

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$5,880	$122
Interest paid	$1,804	$589
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$—	$16,447
Capital expenditures included in accounts payable and other accrued liabilities	$(7,729)	$(2,123)
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	December 31,	September 30,
(In thousands)	2005	2005

ASSETS
Property, Plant and Equipment
At original cost	$2,781,231	$2,756,638
Accumulated depreciation and amortization	(808,941)	(794,286)

Net property, plant and equipment	1,972,290	1,962,352

Current Assets
Cash and cash equivalents	24,756	3,054
Receivables
Accounts receivable	194,252	77,117
Gas costs due from customers	5,601	9,711
Accrued utility revenues	185,338	16,476
Allowance for doubtful accounts	(14,611)	(14,981)

Net receivables	370,580	88,323

Materials and supplies—principally at average cost	19,119	16,823
Storage gas—at cost (first-in, first-out)	228,488	194,104
Deferred income taxes	13,347	12,957
Other prepayments—principally taxes	38,345	11,165
Receivables from associated companies	1,626	8,131

Total current assets	696,261	334,557

Deferred Charges and Other Assets
Regulatory assets
Gas costs	135,789	—
Other	64,898	64,236
Prepaid qualified pension benefits	75,656	75,586
Other	12,099	9,404

Total deferred charges and other assets	288,442	149,226

Total Assets	$2,956,993	$2,446,135

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$863,849	$835,757
Preferred stock	28,173	28,173
Long-term debt	560,414	584,150

Total capitalization	1,452,436	1,448,080

Current Liabilities
Current maturities of long-term debt	75,092	50,122
Notes payable	184,817	10,409
Accounts payable and other accrued liabilities	235,718	149,706
Wages payable	14,934	13,196
Accrued interest	12,940	2,919
Dividends declared	16,541	16,524
Customer deposits and advance payments	34,390	33,880
Gas costs due to customers	140,196	14,103
Accrued taxes	16,637	10,261
Payables to associated companies	44,947	18,598
Other	239	281

Total current liabilities	776,451	319,999

Deferred Credits
Unamortized investment tax credits	13,810	14,033
Deferred income taxes	346,147	290,375
Accrued pensions and benefits	41,868	40,916
Regulatory liabilities
Accrued asset removal costs	277,258	272,124
Gas costs	—	11,600
Other	15,320	15,946
Other	33,703	33,062

Total deferred credits	728,106	678,056

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$2,956,993	$2,446,135

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended
	December 31,
(In thousands)	2005	2004

UTILITY OPERATIONS
Operating Revenues	$604,985	$412,226
Less: Cost of gas	410,234	231,886
Revenue taxes	16,693	17,095

Utility Net Revenues	178,058	163,245

Other Operating Expenses
Operation	51,724	47,468
Maintenance	9,062	8,929
Depreciation and amortization	22,775	22,019
General taxes	9,996	8,997
Income taxes	28,029	23,974

Utility Other Operating Expenses	121,586	111,387

Utility Operating Income	56,472	51,858

NON-UTILITY OPERATIONS
Operating Revenues
Other non-utility	125	253

Non-Utility Operating Revenues	125	253

Other Operating Expenses
Operating expenses	291	—
Income tax expense (benefit)	(66)	98

Non-Utility Operating Expenses	225	98

Non-Utility Operating Income (Loss)	(100)	155

TOTAL OPERATING INCOME	56,372	52,013
OTHER INCOME (EXPENSES)—NET
Income (expenses)—net	(84)	(1,806)
Income tax benefit	93	649

Other Income (Expenses)—Net	9	(1,157)

INCOME BEFORE INTEREST EXPENSE	56,381	50,856
INTEREST EXPENSE
Interest on long-term debt	10,222	10,506
Other—net	1,100	168

Total Interest Expense	11,322	10,674

NET INCOME (BEFORE PREFERRED STOCK DIVIDENDS)	$45,059	$40,182
DIVIDENDS ON PREFERRED STOCK	330	330

NET INCOME (APPLICABLE TO COMMON STOCK)	$44,729	$39,852

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended
	December 31,
(In thousands)	2005	2004

OPERATING ACTIVITIES
Net income (before preferred stock dividends)	$45,059	$40,182
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES
Depreciation and amortization:
Per Statements of Income	22,775	22,019
Charged to other accounts	1,097	737
Deferred income taxes—net	56,284	34,986
Amortization of investment tax credits	(223)	(224)
Accrued/deferred pension cost	(385)	(1,244)
Other non-cash charges (credits)—net	1,351	811

CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, accrued utility revenues and receivables from associated companies	(279,862)	(172,649)
Gas costs due from/to customers—net	130,203	71,091
Storage gas	(34,384)	12,763
Other prepayments—principally taxes	(27,180)	(3,099)
Accounts payable and other accrued liabilities, including payables to associated companies	119,550	44,273
Wages payable	1,738	(2,058)
Customer deposits and advance payments	510	7,047
Accrued taxes	6,376	3,755
Accrued interest	10,021	10,230
Deferred purchased gas costs—net	(147,389)	(71,007)
Other current assets and liabilities—net	(2,338)	(140)
Other—net	(3,314)	(1,871)

Net Cash Used in Operating Activities	(100,111)	(4,398)

FINANCING ACTIVITIES
Long-term debt issued	1,277	93
Long-term debt retired	(44)	(81)
Debt issuance costs	(25)	—
Notes payable issued (retired)—net	174,408	49,535
Dividends on common stock and preferred stock	(16,540)	(16,148)
Other financing activities—net	(1,031)	(430)

Net Cash Provided by Financing Activities	158,045	32,969

INVESTING ACTIVITIES
Capital expenditures (excludes Allowance for Funds Used During Construction)	(34,651)	(25,677)
Other investing activities—net	(1,581)	(2,100)

Net Cash Used in Investing Activities	(36,232)	(27,777)

INCREASE IN CASH AND CASH EQUIVALENTS	21,702	794
Cash and Cash Equivalents at Beginning of Year	3,054	3,398

Cash and Cash Equivalents at End of Period	$24,756	$4,192

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)	$(256)	$7
Interest paid	$1,144	$232

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$—	$16,447
Capital expenditures included in accounts payable and other accrued liabilities	$(7,189)	$(2,090)
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1. ACCOUNTING POLICIES

     Basis of Presentation
     WGL Holdings, Inc. (WGL Holdings or the Company) is the parent of four direct, wholly owned subsidiaries that include Washington Gas Light Company (Washington Gas or the regulated utility), Crab Run Gas Company, Hampshire Gas Company (Hampshire) and Washington Gas Resources Corporation (Washington Gas Resources). Washington Gas Resources owns unregulated subsidiaries that include, among others, Washington Gas Energy Services, Inc. (WGEServices), American Combustion Industries, Inc. (ACI) and Washington Gas Energy Systems, Inc. (WGESystems). Reference is made to the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2005 filed with the Securities and Exchange Commission (SEC) for additional information on the corporate structure.
     The Notes to Consolidated Financial Statements are an integral part of the accompanying consolidated financial statements of WGL Holdings and its subsidiaries, including Washington Gas. Except where otherwise noted, these notes apply equally to WGL Holdings and Washington Gas. Due to the seasonal nature of Washington Gas’ and WGEServices’ businesses, the results of operations presented herein do not necessarily represent the expected results of either WGL Holdings or Washington Gas for the full fiscal years ending September 30, 2006 and 2005.
     The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Therefore, certain financial information and footnote disclosures accompanying annual financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) are omitted in this interim report pursuant to the SEC rules and regulations. The interim consolidated financial statements and notes thereto should be read in conjunction with the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2005.
     The accompanying unaudited consolidated financial statements for WGL Holdings and Washington Gas reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with GAAP.
     For a description of the Company’s accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2005. There have been no significant changes to these policies subsequent to September 30, 2005, except for the adoption of a new accounting standard, as discussed below. Certain reclassifications have been made to the consolidated financial statements for the prior period presented to conform to the current period presentation.
     Stock-Based Compensation
     Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which revises SFAS No. 123, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (revised) requires the Company to measure and recognize stock-based compensation expense in its financial statements based on the fair value at the date of grant for its share-based awards, which include performance shares and stock options. Performance share awards contain market conditions; both performance share and stock option awards contain a service condition. In accordance with SFAS No. 123 (revised), the Company recognizes compensation expense over the requisite service period for: (i) awards granted on or after October 1, 2005 and (ii) unvested awards previously granted and outstanding as of October 1, 2005. In addition, the Company estimates forfeitures over the requisite service period when recognizing compensation expense; these estimates are adjusted to the extent to which actual forfeitures differ, or are expected to materially differ, from such estimates.
     Prior to October 1, 2005, the Company had accounted for its share-based payment transactions in accordance with SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Transition and Disclosure, which permitted the Company to apply APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. In accordance with APB Opinion No. 25, the Company did not record compensation expense related to its stock option grants in its financial statements. The Company did record compensation expense over the requisite service period for performance shares awarded to certain key employees based on the market value of the Company’s common stock at the end of each reporting period.
     The following table depicts the effect of adopting SFAS No. 123 (revised) on net income and earnings per share for the three months ended December 31, 2005. Specifically shown is the Company’s reported net income and earnings per share for the three months ended December 31, 2005, which reflect compensation expense related to the Company’s share-based awards recorded in accordance with SFAS No. 123 (revised), as compared to net income and earnings per share for the same period that would have been reported had such compensation expense been recorded under APB Opinion No. 25.
WGL Holdings, Inc.
Effect of Adopting SFAS No. 123 (Revised)

	Three Months Ended
	December 31, 2005
	As	Per
(In thousands, except per share data)	Reported	APB No. 25

Total stock-based compensation expense (before income taxes)	$1,495	$672
Net income	$44,386	$44,885
Earnings per share:
Basic	$0.91	$0.92
Diluted	$0.91	$0.92

     As permitted by SFAS No. 123 (revised), the Company used the modified prospective method of adopting the new accounting standard; accordingly, financial results for the prior period presented were not retroactively adjusted to reflect the effects of SFAS No. 123 (revised). If stock-based compensation expense for the three months ended December 31, 2004 had been determined and recorded based on the fair value at the grant dates of the awards consistent with the method prescribed by SFAS No. 123, which was superseded by SFAS No. 123 (revised), the Company’s net income and earnings per share for the three months ended December 31, 2004 would have been reduced to the amounts shown in the following table.
WGL Holdings, Inc.
Pro Forma Effect of Stock-Based Compensation

Three Months Ended
(In thousands, except per share data)	December 31, 2004

Net income as reported	$43,132
Add: Stock-based employee compensation expense included in reported net income, net of tax (a)	678

Deduct: Total stock-based employee compensation expense determined under the fair value-based method, net of tax (b)	(810)

Pro forma net income	$43,000

Earnings per average common share—basic
As reported	$0.89
Pro forma	$0.88
Earnings per average common share—diluted
As reported	$0.88
Pro forma	$0.88

(a)	Reflects compensation expense related to performance shares.

(b)	Reflects compensation expense related to performance shares and stock options.
     Refer to Note 8 – Stock-Based Compensation of the Notes to Consolidated Financial Statements for a further discussion of compensation expense related to the Company’s share-based awards.

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
     In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies the manner of accounting for asset retirement obligations (ARO) containing uncertainties as to the timing and/or method of settlement of the obligation. FIN 47 also clarifies the circumstances under which the fair value of the ARO is considered subject to reasonable estimation. FIN 47 is effective for the Company no later than September 30, 2006. Management is currently evaluating the effect of this new standard on the Company’s consolidated financial statements.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be charged to income as a current period expense rather than capitalized as inventory costs. SFAS No. 151 became effective for the Company for inventory costs incurred on and after October 1, 2005. The adoption of this standard had no effect on the Company’s consolidated financial statements for the three months ended December 31, 2005.
NOTE 2. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

     The tables below provide details for the amounts included in “Accounts payable and other accrued liabilities” for both WGL Holdings and Washington Gas.
WGL Holdings, Inc.

(In thousands)	Dec. 31, 2005	Sept. 30, 2005

Accounts payable — trade	$331,178	$183,030
Employee benefits and payroll accruals	6,914	13,806
Other accrued liabilities	13,315	8,080

Total	$351,407	$204,916

Washington Gas Light Company

(In thousands)	Dec. 31, 2005	Sept. 30, 2005

Accounts payable — trade	$217,027	$130,211
Employee benefits and payroll accruals	6,542	12,446
Other accrued liabilities	12,149	7,049

Total	$235,718	$149,706

NOTE 3. SHORT-TERM DEBT

     At December 31, 2005 and September 30, 2005, WGL Holdings and its subsidiaries had $310.7 million and $40.9 million, respectively, of short-term debt outstanding at a weighted average cost of 4.43 percent and 3.87 percent, respectively. Of the total consolidated amount outstanding, $290.7 million and $40.9 million were in the form of commercial paper at December 31, 2005 and September 30, 2005, respectively, of which $164.8 million and $10.4 million was the amount of commercial paper that Washington Gas had outstanding at December 31, 2005 and September 30, 2005, respectively. Additionally, as of December 31, 2005, Washington Gas had

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
borrowed $20.0 million from commercial banks under uncommitted credit facilities. This $20.0 million was repaid in full on January 3, 2006.
     To support their commercial paper borrowings, WGL Holdings and Washington Gas each have revolving credit agreements with a group of commercial banks that expire on September 30, 2010. The credit facility for WGL Holdings permits it to borrow up to $275 million, and further permits the Company to request prior to September 30, 2009, and the banks to approve, an additional line of credit of $50 million above the original credit limit, for a maximum potential total of $325 million. The credit facility for Washington Gas permits it to borrow up to $225 million, and further permits Washington Gas to request prior to September 30, 2009, and the banks to approve, an additional line of credit of $100 million above the original credit limit, for a maximum potential total of $325 million. There were no outstanding borrowings under these credit facilities at December 31, 2005 or September 30, 2005.
NOTE 4. LONG-TERM DEBT

     Washington Gas issues unsecured Medium-Term Notes (MTNs) with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance.
     On January 18, 2006, Washington Gas issued $25.0 million of 5.17 percent MTNs due January 18, 2016, and $25.0 million of 5.70 percent MTNs due January 18, 2036. The Company intends to use the cash proceeds from these debt issuances in February 2006 to retire $50 million of 6.15 percent MTNs with a stated maturity date in January 2026 and a first call date in January 2006. Refer to Note 9—Derivative Instruments for a discussion of derivative transactions that were settled concurrent with these debt issuances.
     At December 31, 2005, Washington Gas was authorized to issue up to $152.5 million of long-term debt under a shelf registration that was declared effective by the SEC on April 24, 2003. After the January 2006 debt issuances discussed above, Washington Gas’ remaining authorization to issue long-term debt under the shelf registration was reduced to $102.5 million.
NOTE 5. COMMON SHAREHOLDERS’ EQUITY

     The tables below reflect the components of “Common shareholders’ equity” for WGL Holdings, Inc. and Washington Gas Light Company as of December 31, 2005 and September 30, 2005.
WGL Holdings, Inc.
Components of Common Shareholders’ Equity

(In thousands, except shares)	Dec. 31, 2005	Sept. 30, 2005

Common stock, no par value, 120,000,000 shares authorized, 48,753,828 and 48,704,340 shares issued, respectively	$474,564	$472,974
Paid-in capital	5,016	6,142
Retained earnings	446,808	418,649
Accumulated other comprehensive loss, net of taxes	(4,629)	(3,773)

Total	$921,759	$893,992

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Washington Gas Light Company
Components of Common Shareholder’s Equity

(In thousands, except shares)	Dec. 31, 2005	Sept. 30, 2005

Common stock, $1 par value, 80,000,000 shares authorized, 46,479,536 shares issued	$46,479	$46,479
Paid-in capital	455,782	455,336
Retained earnings	366,217	337,715
Accumulated other comprehensive loss, net of taxes	(4,629)	(3,773)

Total	$863,849	$835,757

NOTE 6. COMPREHENSIVE INCOME

     The tables below reflect the components of “Comprehensive income” for the three months ended December 31, 2005 and 2004 for WGL Holdings, Inc. and Washington Gas Light Company. Items that are excluded from “Net income” and charged directly to “Common shareholders’ equity” are accumulated in “Other comprehensive loss, net of taxes.” The amount of “Accumulated other comprehensive loss, net of taxes” is included in “Common shareholders’ equity” (refer to Note 5—Common Shareholders’ Equity).
WGL Holdings, Inc.
Components of Comprehensive Income

	Three Months Ended
	December 31,
(In thousands)	2005	2004

Net income (applicable to common stock)	$44,386	$43,132
Other comprehensive loss, net of taxes — minimum pension liability adjustment	(856)	—

Comprehensive income	$43,530	$43,132

Washington Gas Light Company
Components of Comprehensive Income

	Three Months Ended
	December 31,
(In thousands)	2005	2004

Net income (before preferred stock dividends)	$45,059	$40,182
Other comprehensive loss, net of taxes — minimum pension liability adjustment	(856)	—

Comprehensive income	$44,203	$40,182

NOTE 7. EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period (see Note 8—Stock-Based Compensation). The following table reflects the computation of the Company’s basic and diluted EPS for WGL Holdings for the three months ended December 31, 2005 and 2004.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Basic and Diluted EPS

	Net		Per Share
(In thousands, except per share data)	Income	Shares	Amount

Three Months Ended December 31, 2005
Basic EPS:
Net income	$44,386	48,741	$0.91
Stock-based compensation plans	—	153	—

Diluted EPS:
Net income	$44,386	48,894	$0.91

Three Months Ended December 31, 2004
Basic EPS:
Net income	$43,132	48,669	$0.89
Stock-based compensation plans	—	267	—

Diluted EPS:
Net income	$43,132	48,936	$0.88

NOTE 8. STOCK-BASED COMPENSATION

     The Company has granted share-based awards in the form of stock options and performance shares under its shareholder-approved 1999 Incentive Compensation Plan, as amended and restated (1999 Plan). The 1999 Plan allows the Company to issue up to 2,000,000 shares of common stock to persons designated by the Human Resources Committee of the Board of Directors, including officers and key employees. For performance shares, the Company imposes performance goals based on certain market conditions, which if unattained, may result in no performance shares being earned for the applicable performance period. Performance shares granted under the 1999 Plan generally vest over three years from the date of grant. At the end of the associated vesting period, the number of common shares issued related to performance shares depends upon the Company’s achievement of performance goals for total shareholder return relative to a selected peer group of companies. The Company also has granted stock options under the 1999 Plan at the market value of the Company’s common stock on the date of grant. The Company’s stock options generally have a vesting period of three years, and expire ten years from the date of grant.
     Both stock option and performance share awards provide for accelerated vesting upon change in control. Additionally, the stock options provide for accelerated vesting upon retirement, death or disability. The Company generally issues new shares of common stock in order to satisfy stock issuances related to both stock options and performance shares; however, the Company may, from time to time, repurchase shares of its common stock on the open market in order to satisfy these issuances.
     For the three months ended December 31, 2005, the Company recognized total stock-based compensation expense of $1.5 million, along with related income tax benefits of $590,000, in accordance with SFAS No. 123 (revised) which was adopted by the Company effective October 1, 2005 (refer to Note 1—Accounting Policies). For the three months ended December 31, 2004, the Company recognized total stock-based compensation expense of $1.1 million, along with related income tax benefits of $365,000, in accordance with APB Opinion No. 25.
     As of December 31, 2005, there was $8.1 million of total unrecognized compensation expense related to share-based awards granted under the 1999 Plan. Performance shares and stock options comprised $5.9 million and $2.2 million of total unrecognized compensation expense, respectively. The total unrecognized compensation expense is expected to be recognized over a weighted average period of 2.1 years, which comprises 2.2 years and 1.9 years for performance shares and stock options, respectively. During the three months ended December 31, 2005 and 2004, the Company paid $1.0 million and $415,000, respectively, related to taxes withheld for the issuance of share-based awards.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Performance Shares
     The following table summarizes information regarding performance share activity under the 1999 Plan during the three months ended December 31, 2005:
Performance Share Activity

	Three Months Ended
	December 31, 2005
		Weighted Average
	Number of	Grant-Date
	Shares (1)	Fair Value

Non-vested and outstanding, beginning of period	308,012	$27.87
Granted	108,251	32.62
Vested	(88,180)	23.91
Cancelled/forfeited	—	—

Non-vested and outstanding, end of period	328,083	$30.50

(1)	The number of common shares issued related to performance shares may range from zero to 200 percent of the number of shares shown in the table above based on the Company’s achievement of performance goals for total shareholder return relative to a selected peer group of companies.
     The total intrinsic value of performance shares vested during the three months ended December 31, 2005 and 2004 was $2.6 million and $1.0 million, respectively. Performance shares non-vested and outstanding at the end of the period had a weighted average remaining contractual term of 1.8 years.
     The Company measures compensation expense related to performance shares based on the fair value of these awards at their date of grant. Compensation expense for performance shares is recognized for awards that ultimately vest, and is not adjusted based on the actual achievement of performance goals. The Company estimated the fair value of performance shares on the date of grant using a Monte Carlo simulation model based on the following assumptions:
Fair Value Assumptions

	Three Months Ended
	December 31,
	2005	2004

Expected stock-price volatility	17.63%	21.64%
Dividend yield	4.1%	4.6%
Risk-free interest rate	4.23%	1.71%
Weighted average fair value of performance shares granted during the period	$32.62	$29.62

     Expected stock-price volatility is based on the daily historical volatility of the Company’s common shares for the past three fiscal years as of the valuation date. The dividend yield represents the Company’s annualized dividend yield on its market price at September 30, 2005 and 2004. The risk-free interest rate is based on the zero-coupon U.S. Treasury bond, with a term equal to the three-year contractual term of the performance shares.
     Stock Options
     The following table summarizes information regarding stock option activity under the 1999 Plan during the three months ended December 31, 2005.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Stock Option Activity

	Three Months Ended December 31, 2005
			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic Value
	Options	Price	Term (in years)	(In thousands)

Outstanding, beginning of year	1,293,831	$26.76
Granted	357,742	32.13
Exercised	—	—
Cancelled/forfeited	—	—

Outstanding, end of period	1,651,573	$27.93	7.57	$3,525

Exercisable, end of period	584,677	$25.32	5.36	$2,774

     There were no exercises of stock options during the three months ended December 31, 2005 and December 31, 2004.
     The Company measures compensation expense related to stock options based on the fair value of these awards at their date of grant. Compensation expense for stock options is recognized for awards that ultimately vest. The Company estimated the fair value of stock options on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:
Fair Value Assumptions

	Three Months Ended
	December 31,
	2005	2004

Expected stock-price volatility	22.07%	21.64%
Dividend yield	4.1%	4.6%
Risk-free interest rate	4.26%	1.71%
Expected option term	6.5 years	3 years
Weighted average fair value of stock options granted during the period	$5.51	$3.07

     Expected stock-price volatility is based on the daily historical volatility of the Company’s common shares over a period that approximates the expected term of the stock options. The dividend yield represents the Company’s annualized dividend yield on its market price at September 30, 2005 and 2004. The risk-free interest rate is based on the zero-coupon U.S. Treasury bond, with a term equal to the expected term of the stock options. The expected option term is based on the Company’s historical experience with respect to stock option exercises and expectations about future exercises.
NOTE 9. DERIVATIVE INSTRUMENTS

     REGULATED UTILITY OPERATIONS
     Washington Gas enters into forward contracts and other related transactions for the purchase of natural gas that qualify as derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively referred to as “SFAS No. 133”). As of December 31, 2005 and September 30, 2005, such contracts had a net fair value gain of $5.9 and $18.2 million, respectively. Of the December 31, 2005 amount, $8.5 million represented a fair value gain that was recorded on the balance sheet as a receivable, with a corresponding amount recorded as a regulatory liability. This was partially offset by a $2.6 million fair value loss that was recorded as a payable, with a corresponding amount recorded as a regulatory asset. Of the September 30,

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
2005 amount, $19.9 million represented a fair value gain that was recorded on the balance sheet as a receivable, with a corresponding amount recorded as a regulatory liability. This was partially offset by a $1.7 million fair value loss that was recorded on the balance sheet as a payable, with a corresponding amount recorded as a regulatory asset. This accounting is in accordance with regulatory accounting requirements for recoverable or refundable costs.
     Washington Gas utilizes derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of MTNs. In July 2005, Washington Gas entered into two forward-starting swaps with an aggregate notional principal amount of $50.0 million. At December 31, 2005 and September 30, 2005, these swaps had a fair value gain totaling $471,000 and $106,000, respectively, that were recorded as a receivable with a corresponding amount recorded as a regulatory liability. Concurrent with the issuance of $25.0 million of 5.17 percent MTNs on January 18, 2006 (refer to Note 5—Long-Term Debt), Washington Gas terminated $25.0 million of the total $50.0 million aggregate notional principal amount of the forward-starting swaps. Washington Gas received $182,000 associated with the settlement of this hedge agreement. Similarly, concurrent with the issuance of $25.0 million of 5.70 percent MTNs on January 18, 2006 (refer to Note 5—Long-Term Debt), Washington Gas agreed to terminate the remaining $25.0 million notional principal amount of the forward-starting swaps. Washington Gas received $104,000 associated with the settlement of this hedge agreement. The amounts received upon settlement of these two swaps are being recorded as regulatory liabilities, and are being amortized over the life of the newly issued MTNs in accordance with regulatory requirements.
     NON-UTILITY OPERATIONS
     The Company’s non-regulated retail energy-marketing subsidiary, WGEServices, enters into contracts for the sale and purchase of natural gas that qualify as derivative instruments under SFAS No. 133. WGEServices also enters into other derivative instruments (primarily in the form of call options, put options and swap contracts) related to the sale and purchase of natural gas. WGEServices’ derivative instruments are recorded at fair value on the Company’s consolidated balance sheets. Changes in the fair value of these various derivative instruments are reflected in the earnings of the retail energy-marketing segment. At December 31, 2005, and September 30, 2005, these derivative instruments were recorded on the Company’s consolidated balance sheets as fair value gains of $931,000 and $5.4 million, respectively. In connection with these derivative instruments, WGEServices recorded pre-tax losses of $4.1 million and $2.1 million for the three months ended December 31, 2005 and 2004, respectively.
     CONSOLIDATED OPERATIONS
     The following table summarizes the balance sheet classification for all derivative instruments with open positions for both WGL Holdings and Washington Gas.
Balance Sheet Classification of Open Positions on Derivative Instruments

	WGL Holdings		Washington Gas
	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,
(In millions)	2005	2005	2005	2005

Assets
Current assets—Accounts receivable	$3.1	$15.8	$3.1	$15.8
Other current assets	1.4	5.5	0.5	0.1
Deferred charges and other assets—Other	5.4	4.1	5.4	4.1

Total assets	$9.9	$25.4	$9.0	$20.0

Liabilities
Accounts payable and other accrued liabilities	$2.6	$1.7	$2.6	$1.7

Total liabilities	$2.6	$1.7	$2.6	$1.7

NOTE 10. OPERATING SEGMENT REPORTING

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

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited
the Company’s core business. Represented by Washington Gas and Hampshire, the regulated utility segment provides regulated gas distribution services (including the sale and delivery of natural gas, meter reading, responding to customer inquiries and bill preparation) to customers primarily in Washington, D.C. and the surrounding metropolitan areas in Maryland and Virginia. In addition to the regulated operations of Washington Gas, the regulated utility segment includes the operations of Hampshire, an underground natural gas storage company that is regulated under a cost of service tariff by the Federal Energy Regulatory Commission (FERC), and provides services exclusively to Washington Gas.
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
     The Statements of Income of Washington Gas, the regulated utility, report all transactions that are part of that legal entity, Washington Gas Light Company. Some of these transactions are not subject to a jurisdictional rate case and these types of transactions are typically reported as part of the “Non-Utility Operations” section of the Statements of Income. Such transactions may be included in the “Regulated Utility” section of the Operating Segment Financial Information if the transactions relate to that segment. For example, the financial impact of a weather derivative is not included in the caption “Utility Operating Income” in the Statements of Income, but the financial impact is included below in the operating results of the “Regulated Utility” section of the Operating Segment Financial Information. The following tables present operating segment information for the three months ended December 31, 2005 and 2004.
Operating Segment Financial Information

		Non-Utility Operations
	Regulated	Retail Energy-		Other
(In thousands)	Utility	Marketing	HVAC	Activities	Total	Eliminations	Consolidated

Three Months Ended December 31, 2005

Total Revenues	$604,985	$296,785	$11,074	$130	$307,989	$(3,648)	$909,326
Operating Expenses:
Depreciation and Amortization	22,960	80	23	—	103	—	23,063
Other Operating Expenses (a)	497,647	295,578	12,163	565	308,306	(3,648)	802,305
Income Tax Expense (Benefit)	27,981	279	(716)	(1)	(438)	—	27,543

Total Operating Expenses	548,588	295,937	11,470	564	307,971	(3,648)	852,911

Operating Income (Loss)	56,397	848	(396)	(434)	18	—	56,415
Interest Expense – Net	11,322	425	—	464	889	(229)	11,982
Other Non-Operating Income (Expense) (b)	25	—	(35)	522	487	(229)	283
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330

Net Income (Loss) (Applicable to Common Stock)	$44,770	$423	$(431)	$(376)	$(384)	$—	$44,386

Total Assets	$2,961,457	$294,847	$27,159	$136,100	$458,106	$(187,962)	$3,231,601

Capital Expenditures/Investments	$35,706	$508	$87	$—	$595	$—	$36,301

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Operating Segment Financial Information

		Non-Utility Operations
	Regulated	Retail Energy-		Other		Eliminations/
(In thousands)	Utility	Marketing	HVAC	Activities	Total	Other	Consolidated

Three Months Ended December 31, 2004

Total Revenues	$412,226	$205,288	$8,859	$294	$214,441	$(3,275)	$623,392
Operating Expenses:
Depreciation and Amortization	22,196	55	34	—	89	—	22,285
Other Operating Expenses (a)	314,036	198,176	9,600	806	208,582	(3,279)	519,339
Income Tax Expense (Benefit)	24,037	2,703	(284)	(180)	2,239	—	26,276

Total Operating Expenses	360,269	200,934	9,350	626	210,910	(3,279)	567,900

Operating Income (Loss)	51,957	4,354	(491)	(332)	3,531	4	55,492
Interest Expense — Net	10,674	249	1	337	587	(230)	11,031
Other Non-Operating Income (Expense) (b)	(1,150)	3	60	322	385	(234)	(999)
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330

Net Income (Loss) (Applicable to Common Stock)	$39,803	$4,108	$(432)	$(347)	$3,329	$—	$43,132

Total Assets	$2,577,307	$200,564	$27,423	$101,711	$329,698	$(137,094)	$2,769,911

Capital Expenditures/Investments	$25,849	$60	$70	$—	$130	$—	$25,979

(a)	Includes cost of gas and electricity, and revenue taxes.

(b)	Amounts reported are net of applicable income taxes.
NOTE 11. RELATED PARTY TRANSACTIONS

     WGL Holdings and its subsidiaries engage in transactions among each other during the ordinary course of business. Intercompany transactions and balances have been eliminated from the consolidated financial statements of WGL Holdings.
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
     At December 31, 2005 and September 30, 2005, the Washington Gas Balance Sheets reflected a receivable from associated companies of $1.6 million and $8.1 million, respectively. At December 31, 2005 and September 30, 2005, the Washington Gas Balance Sheets reflected a payable to associated companies of $44.9 million and $18.6 million, respectively.
     Additionally, Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These services include the sale of natural gas supply commodities from various peaking arrangements. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services and the related sales and purchases of natural gas, Washington Gas charged WGEServices, an affiliated energy marketer, $3.6 million and $3.3 million for the three months ended December 31, 2005 and 2004, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.
NOTE 12. COMMITMENTS AND CONTINGENCIES

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
     The rehabilitation project is currently expected to cost $144 million. This current cost estimate could differ materially from the actual costs incurred for the work associated with the project. As a result of the receipt of an Accounting Order dated June 1, 2005 from the Public Service Commission of Maryland (PSC of MD), the Company is capitalizing all costs of encapsulating certain couplings on mains with respect to this rehabilitation project. This phase represents approximately $13 million of the total cost of the rehabilitation project. However, the receipt of the order from the PSC of MD is not determinative of the ratemaking treatment, and the PSC of MD retains jurisdiction to adopt any ratemaking treatment it deems appropriate.
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
     Washington Gas retained a consultant to determine the reason for the increase in leaks in the affected area of Prince George’s County. Based on the work conducted to date, there is a combination of three contributing factors to the higher leak rates of seals on couplings. However, the factor that is unique to the affected area is the change in the gas composition resulting from a change in the gas supply arising from the reactivation of the Dominion Cove Point (Dominion or Cove Point) liquefied natural gas (LNG) terminal owned by Dominion Resources, Inc. The Cove Point gas has a lower concentration of heavy hydrocarbons (HHCs) than domestic natural gas. A characteristic of the rubber material comprising the seals in the couplings is the ability of the seals to both adsorb and desorb HHCs. When seals are exposed to higher levels of HHCs, they swell in size and cause a tighter seal. However, when gas is introduced that has a lower level of HHCs, the seals shrink in size and there is a greater propensity for those seals to cause the couplings to leak.
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
     The consultant hired by Washington Gas reports that the condition caused by the gas coming from the Cove Point terminal is reversible. Washington Gas is examining potential approaches that will enable it to mitigate the effect of the introduction of gas from the Cove Point terminal on the regulated utility’s distribution system in the

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1— Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
affected area of Prince George’s County. Washington Gas is also examining these approaches to mitigate the potential effect of Cove Point gas on other areas of its distribution system. The current cost estimate of the rehabilitation project, as discussed above, does not consider any costs associated with implementing any of these remediation activities.
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
     District of Columbia Jurisdiction
     In a March 28, 2003 Final Order, the Public Service Commission of District of Columbia (PSC of DC) upheld a previous ruling that approved, among other things, a methodology for sharing with customers 50 percent of annual ground lease and development fee revenues that Washington Gas received from Maritime Plaza, a commercial development project constructed on land owned by Washington Gas. On May 23, 2003, the District of Columbia Office of the People’s Counsel (DC OPC) filed an appeal with the District of Columbia Court of Appeals (DC Court of Appeals) seeking to overturn this portion of the March 28, 2003 ruling by the PSC of DC. On March 18, 2004, the DC Court of Appeals ordered, among other things, the PSC of DC to provide an explanation of its decision to approve the allocation methodology for sharing with customers the ground lease and development fee revenues attributable to the Maritime Plaza development project. The PSC of DC issued a subsequent order requiring both the DC OPC and Washington Gas to file testimony addressing the allocation issue. On October 12, 2004, Washington Gas filed testimony before the PSC of DC that it believes supports the allocation methodology that was approved in the PSC of DC’s initial order. The DC OPC filed opposing testimony on the same date. Rebuttal testimony was filed on November 19, 2004 by the DC OPC and Washington Gas. The PSC of DC issued a Final Order on April 4, 2005 that required Washington Gas and the DC OPC to file supplemental testimony on April 25, 2005. The PSC of DC held a one-day evidentiary hearing on October 25, 2005. Washington Gas and the DC OPC filed initial briefs on December 2, 2005 and reply briefs on December 23, 2005. Management cannot predict the final outcome of this matter; however, it believes that the likely outcome will not have a material impact on Washington Gas’ financial statements.
     Maryland Jurisdiction
     On August 8, 2005, the PSC of MD approved an unopposed Stipulation and Agreement (Stipulation), filed by Washington Gas and three other participants and accepted by the PSC of MD. The Stipulation resolved outstanding issues from a Final Order previously issued by the PSC of MD regarding the manner in which interruptible transportation service is charged to Maryland customers. The Stipulation also requested approval by the PSC of MD of a revenue normalization adjustment (RNA) mechanism, a billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. The Stipulation also allows for the impact of the RNA on Washington Gas’ risk and rate of return to be evaluated in the next rate case. The RNA became effective on October 1, 2005. Washington Gas’ net income for the three months ended December 31, 2005 includes the effect of the RNA.
     Virginia Jurisdiction
     On December 18, 2003, the State Corporation Commission of Virginia (SCC of VA) issued a Final Order in response to an application filed by Washington Gas on June 14, 2002 to increase annual revenues in Virginia. In connection with this Final Order, the SCC of VA ordered Washington Gas to reduce its rate base related to net utility plant by $28 million, which is net of accumulated deferred income taxes of $14 million, and to establish an equivalent regulatory asset that the Company has done for regulatory accounting purposes only. This regulatory asset represents the difference between the accumulated reserve for depreciation recorded on the books of Washington Gas and a theoretical reserve that was derived by the Staff of the SCC of VA (VA Staff) as part of its review of Washington Gas’

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
depreciation rates, less accumulated deferred income taxes. This regulatory asset is being amortized, for regulatory accounting purposes only, as a component of depreciation expense over 32 years pursuant to the Final Order. The SCC of VA provided for both a return on, and a return of, this regulatory asset established for regulatory accounting purposes.
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
     In accordance with a September 27, 2004 SCC of VA approved Stipulation involving Washington Gas and other participants, Washington Gas is required to file with the SCC of VA annual earnings test calculations based on a twelve-month period ended December 31; such calculations are being estimated by Washington Gas quarterly, and when appropriate, accounting adjustments are being recorded.
     On October 19, 2005, the VA Staff filed a report with the SCC of VA in connection with Washington Gas’ earnings test for the twelve-month period ended December 31, 2004. The VA Staff’s report concluded that Washington Gas did not earn in excess of its allowed return on equity during this period, and recommended that Washington Gas not be required to record any additional depreciation expense related to its earnings for the twelve-month period ended December 31, 2004. On November 28, 2005, the SCC of VA issued a Final Order that concurred with the VA Staff’s recommendation.
     NON-UTILITY OPERATIONS
     As discussed below, the Company is a party to financial guarantees related to the energy-marketing activities of WGEServices. WGEServices also is exposed to the risk of non-performance associated with its principal electric supplier.
     Financial Guarantees
     WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity made by WGEServices. At December 31, 2005, these guarantees totaled $237.3 million. Termination of these guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings also had guarantees totaling $5.0 million at December 31, 2005 that were made on behalf of certain of its non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $242.3 million, $4.0 million, $3.0 million and $600,000 are due to expire on June 30, 2006, December 31, 2006 and February 29, 2008, respectively. The remaining guarantees of $234.7 million do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
     Electric Supplier Contingency
     WGEServices owns no electric generation assets and, through December 31, 2005, received a portion of its electric supply to serve its retail customers under full requirements supply contracts. WGEServices’ principal supplier of electricity under full requirements supply contracts is Mirant Americas Energy Marketing L.P.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 1 — Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
(MAEM), a wholly owned subsidiary of Mirant Americas, Inc., which is a wholly owned subsidiary of Mirant Corporation (Mirant). On July 14, 2003, Mirant and substantially all of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. MAEM was included in these bankruptcy filings. On January 3, 2006, Mirant and its subsidiaries (including MAEM) emerged from bankruptcy. As of February 1, 2006, MAEM changed its name to Mirant Energy Trading LLC.
     ACI Contingency
     As previously reported, ACI was engaged in an arbitration proceeding with a general contractor. In the proceeding, ACI claimed that it was wrongfully terminated in January 2003 from completing work on behalf of the general contractor, and sought recovery of its accounts receivable. In the same matter, the general contractor made a counterclaim against ACI for costs that it incurred to complete the project and legal fees. On January 30, 2006, the arbitration panel found that the termination of ACI was wrongful and that the general contractor should pay ACI $960,000. The consolidated financial statements as of and for the quarter ended December 31, 2005, reflect the effect of the decision of the arbitration panel. Amounts recorded for the three months ended December 31, 2005 related to this matter were not material to the consolidated financial position or results of operations.
NOTE 13. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

     The following table shows the components of net periodic benefit costs (income) recognized in the Company’s financial statements during the three months ended December 31, 2005 and 2004:
Components of Net Periodic Benefit Costs (Income)

	Three Months Ended		Three Months Ended
	December 31, 2005		December 31, 2004
	Pension	Health and	Pension	Health and
(In thousands)	Benefits	Life Benefit	Benefits	Life Benefits

Components of net periodic benefit costs (income)
Service cost	$2,626	$2,558	$2,539	$2,590
Interest cost	9,293	5,456	9,197	5,759
Expected return on plan assets	(12,659)	(3,570)	(12,941)	(3,311)
Recognized prior service cost	576	—	560	—
Recognized actuarial loss	840	2,579	289	2,222
Amortization of transition obligation-net	—	363	—	1,436

Net periodic benefit cost (income)	676	7,386	(356)	8,696

Amount capitalized as construction costs	120	(1,030)	131	(1,115)
Amount deferred as regulatory asset/liability-net	(1,012)	(177)	(852)	(463)
Other	(40)	—	(35)	35

Amount charged (credited) to expense	$(256)	$6,179	$(1,112)	$7,153

     During fiscal year 2006, the Company has not made, and does not expect to make any contributions related to its qualified, trusteed, non-contributory defined benefit pension plan covering all active and vested former employees of Washington Gas.
     During the three months ended December 31, 2005, the Company paid $204,000 on behalf of participants in its non-funded supplemental executive retirement plan, and expects to pay an additional $1.2 million for the remainder of fiscal year 2006.
     For the three months ended December 31, 2005, the Company contributed $8.4 million to its healthcare and life insurance benefit plans, and expects to contribute an additional $21.4 million for the remainder of fiscal year 2006.

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
     Retail Energy-Marketing. Washington Gas Energy Services (WGEServices) competes with other unregulated third-party marketers by selling natural gas and electricity directly to residential, commercial and industrial customers, both inside and outside of the regulated utility’s traditional service territory. WGEServices does not own or operate any natural gas or electric generation, production, transmission or distribution assets. Rather, it sells natural gas and electricity with the objective of earning a profit, and these commodities are delivered to retail customers through the assets owned by regulated utilities, such as Washington Gas or other unaffiliated natural gas or electric utilities.
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
     Common Equity Ratio. This ratio is calculated by dividing total common shareholders’ equity by the sum of common shareholders’ equity, preferred stock and long-term debt (including current maturities). Maintaining this ratio in the mid-50 percent range affords the Company financial flexibility and access to long-term capital at relatively low costs. Refer to the section entitled “Liquidity and Capital Resources – General Factors Affecting Liquidity” included herein for a discussion of the Company’s capital structure.
PRIMARY FACTORS AFFECTING WGL HOLDINGS AND WASHINGTON GAS
     The principal business, economic and other factors that affect the operations and/or financial performance of WGL Holdings and Washington Gas include:
•	weather conditions and weather patterns;

•	regulatory environment and regulatory decisions;

•	availability of natural gas supplies and interstate pipeline transportation and storage capacity;

•	natural gas prices and the prices of competing fuels such as oil, propane and electricity;

•	changes in natural gas usage resulting from improved appliance efficiencies and the effect of changing natural gas prices;

•	the safety and reliability of the natural gas distribution system;

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
     For a further discussion of the Company’s business, operating segments and the factors listed above, refer to Management’s Discussion within the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2005.
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
     The following critical accounting policies require management’s judgment and estimation, where such estimates have a material effect on the consolidated financial statements:
•	accounting for unbilled revenue and cost of gas recognition;

•	accounting for regulatory operations – regulatory assets and liabilities;

•	accounting for income taxes;

•	accounting for contingencies;

•	accounting for derivative instruments; and

•	accounting for pension and other post-retirement benefit plans.
     For a description of these critical accounting policies, refer to Management’s Discussion within the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2005, and Management’s Discussion contained herein.
     Adoption of SFAS No. 123 (revised). Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which replaces SFAS No. 123, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Under SFAS No. 123 (revised), the Company measures and records compensation expense for both its stock options and performance share awards based on their fair value at the date of grant. Prior to October 1, 2005, the Company had accounted for its share-based awards in accordance with SFAS No. 123, as amended, which permitted the Company to apply APB Opinion No. 25 and related interpretations in accounting for its stock-based

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
compensation plans. In accordance with APB Opinion No. 25, the Company did not record in its financial statements compensation expense related to its stock option grants. The Company did record compensation expense over the requisite service period related to its performance shares awarded based on the market value of the Company’s common stock at the end of each reporting period.
     As permitted by SFAS No. 123 (revised), the Company used the modified prospective method of adopting the new accounting standard; accordingly, financial results for the prior period presented have not been retroactively adjusted to reflect the effects of SFAS No. 123 (revised). For the three months ended December 31, 2005, the Company recognized total stock-based compensation expense of $1.5 million, along with related income tax benefits of $590,000, in accordance with SFAS No. 123 (revised). For the three-months ended December 31, 2004, the Company recognized total stock-based compensation expense of $1.1 million, along with related income tax benefits of $365,000, in accordance with APB Opinion No. 25.
     To value its stock options under SFAS No. 123 (revised), the Company continues to use the Black-Scholes model that was previously used for disclosure purposes under SFAS No. 123, as amended. The Company uses a Monte Carlo simulation model to value its performance shares under SFAS No. 123 (revised), as they contain market conditions based on total shareholder return compared to a peer group.
     As of December 31, 2005, there was $8.1 million of total unrecognized compensation expense related to non-vested share-based awards granted under the 1999 Plan. This cost is expected to be recognized over a weighted average period of 2.1 years. Refer to Notes 1 and 8 of the Notes to Consolidated Financial Statements for a further discussion of the Company’s share-based awards.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
WGL HOLDINGS, INC.
     RESULTS OF OPERATIONS – Three Months Ended December 31, 2005 vs. December 31, 2004
     Summary Results
     WGL Holdings, Inc. reported net income of $44.4 million, or $0.91 per share, for the three months ended December 31, 2005, the first quarter of the Company’s fiscal year 2006. This represents a $1.3 million, or $0.03 per share, increase over net income reported of $43.1 million, or $0.88 per share, for the three months ended December 31, 2004. For the twelve-month periods ended December 31, 2005 and 2004, the Company earned a return on average common equity of 11.6 percent.
     The increase in net income for the first quarter of fiscal year 2006, when compared to the same quarter of the prior fiscal year, was attributable to improved net income from the regulated utility segment, partially offset by lower earnings from the Company’s retail energy-marketing business. The following items contributed to the improved earnings of the regulated utility segment during the current period: (i) an increase in natural gas deliveries to firm customers due to colder weather during the current quarter; (ii) utility customer growth; (iii) the favorable impact of a Revenue Normalization Adjustment (RNA) that was implemented in the Maryland jurisdiction on October 1, 2005; (iv) increased earnings from higher carrying costs on higher balances of storage gas inventory at the regulated utility; and (v) lower costs, as well as accrued benefits, associated with weather protection mechanisms used to manage the effect of warmer-than-normal weather. Tempering these factors were higher utility operating expenses and higher interest expense.
     Regulated Utility Operating Results
     The operating results of the Company’s core regulated utility operations are the primary influence on consolidated operating results. The regulated utility segment reported net income of $44.8 million, or $0.92 per share, for the three months ended December 31, 2005, an increase of $5.0 million, or $0.11 per share, over net income reported of $39.8 million, or $0.81 per share, for the same three-month period of the prior fiscal year. The 12.5 percent improvement in earnings for this segment primarily reflects a $14.8 million (pre-tax), or 9.1 percent, increase in utility net revenues during the first quarter of fiscal year 2006, tempered by increases in operation and maintenance expenses, depreciation and amortization expense, general taxes and interest expense.
     Higher net utility revenues for the current quarter reflect a 35.1 million therm, or 8.9 percent, increase in total gas deliveries to firm customers that grew to 429.6 million therms during the current quarter due to colder weather. Weather, as measured by heating degree days (HDDs), was 7.9 percent colder in the first three months of fiscal year 2006 than in the same period of the prior fiscal year. The current quarter was 10.1 percent colder than normal, enhancing net income for the current period in relation to normal by an estimated $4 million, or $0.07 per share. Weather was 2.2 percent colder than normal for the three months ended December 31, 2004; however, the deviation in the weather pattern from normal levels did not have any effect on operating results during that period.
     Utility net revenues for the current quarter also reflect the addition of 23,203 active customer meters, an increase of 2.3 percent from the end of the same quarter of the prior fiscal year. Additionally, there was $2.2 million (pre-tax) of increased earnings related to greater carrying costs on a higher balance of storage gas inventory that was primarily the result of higher natural gas costs.
     The utility net revenues of the regulated utility segment also benefited in the first quarter of fiscal

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
year 2006 from the effects of the RNA mechanism that was implemented in Maryland on October 1, 2005 after prior approval by the Public Service Commission of Maryland (PSC of MD) (refer to the section entitled “Regulatory Matters” included herein). The RNA is a billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and certain other factors such as customer conservation. Though colder-than-normal weather, as experienced in the current quarter, generally would cause the Company to reduce net revenues and establish a liability to customers, the RNA adjustment recorded in the first quarter of fiscal year 2006 increased net revenues to reflect factors other than weather that are covered under the RNA mechanism such as customer conversation.
     The first quarter of fiscal year 2006 for the regulated utility segment reflect a $4.4 million (pre-tax), or 7.9 percent, increase in operation and maintenance expenses. Contributing to the increase in these expenses primarily were: (i) $2.8 million of higher expenses for uncollectible accounts primarily due to the effects of higher natural gas costs and greater volumes delivered, both factors which increased the revenue base upon which this expense is recorded; (ii) $1.0 million associated with information technology improvements; and (iii) $437,000 of higher incentive pay accruals related to the Company’s equity-based compensation awards that were recorded in the current quarter pursuant to a new accounting standard that became effective on October 1, 2005 (refer to the section entitled “Critical Accounting Policies” included herein).
     Earnings for the regulated utility segment also reflect higher depreciation and amortization expense, higher general taxes and increased interest expense that, together, reduced earnings by $2.4 million (pre-tax). This was partially offset by $1.2 million (pre-tax) of lower costs, as well as accrued benefits, associated with weather protection mechanisms used to manage the effect of warmer-than-normal weather (refer to the section entitled “Weather Risk” included herein).

      Non-Utility Operating Results

     The Company’s non-utility operations, principally comprised of the results of the Company’s unregulated, energy-marketing and commercial heating, ventilating and air conditioning (HVAC) segments, reported a net loss of $384,000, or $0.01 per share, for the three months ended December 31, 2005, as compared to net income of $3.3 million, or $0.07 per share, for the same quarter of the prior fiscal year. The following table compares the financial results from non-utility activities for the three months ended December 31, 2005 and 2004.
Net Income (Loss) Applicable to Non-Utility Activities

	Three Months Ended
	December 31,
(In thousands)	2005	2004	Variance

Retail energy-marketing	$423	$4,108	$(3,685)
Commercial HVAC	(431)	(432)	1

Subtotal	(8)	3,676	(3,684)
Other non-utility activities	(376)	(347)	(29)

Total	$(384)	$3,329	$(3,713)

     Retail Energy-Marketing. WGL Holdings’ retail energy-marketing subsidiary, WGEServices, sells natural gas and electricity in competition with other unregulated marketers to residential, commercial and industrial customers. WGEServices reported net income of $423,000, or $0.01 per share, for the first quarter of fiscal year 2006, as compared to net income of $4.1 million, or $0.09 per

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
share, reported for the same quarter in fiscal year 2005. The year-over-year decline in earnings for this business primarily reflects lower gross margins from the sale of natural gas and electricity. Lower gross margins from natural gas sales reflect lower gross margins per therm, partially offset by a 9.4 percent increase in natural gas sales volumes. The lower gross margins per therm resulted, in part, from a larger number of commercial customers entering into long-term, fixed-price contracts during the later part of the first quarter of fiscal year 2006 compared to the same period in the prior year. Gas costs for these contracts in the current quarter were relatively high in relation to the sales prices, which caused compression in gross margins in the current quarter in relation to the prior year. Higher natural gas purchase costs stemmed from a sharp rise in natural gas prices during the current quarter due to the natural gas supply shortage in the Gulf of Mexico region that occurred in the after-math of the fall 2005 hurricane season.
          Lower gross margins from natural gas sales for the current quarter also reflect the recognition of increased mark-to-market losses associated with certain contracts used to hedge risks associated with the volatility in the price of natural gas and with fluctuations in weather and customer usage. The increase in these mark-to-market losses in the current quarter reduced net income by $1.2 million (after-tax), when compared to the same quarter of the prior fiscal year. Lower gross margins from electric sales reflect a 37 percent decline in sales volumes and lower gross margins per kilowatt hour sold.
     Commercial HVAC. Two subsidiaries, American Combustion Industries, Inc. and Washington Gas Energy Systems, Inc., comprise the Company’s commercial HVAC operations. This operating segment reported a net loss of $431,000 for the first quarter of fiscal year 2006, unchanged from the same quarter in fiscal year 2005.
     Other Non-Utility Activities. Transactions not significant enough to be reported as a separate business segment are aggregated as “Other Activities” and included as part of the Company’s non-utility operations. The operating results of other non-utility activities for the 2006 first quarter were relatively consistent with results for the comparable quarter of the prior fiscal year.
     Interest Expense
     The following table depicts the components of interest expense for the quarters ended December 31, 2005 and 2004.
Composition of Interest Expense

	Three Months Ended
	December 31,
(In thousands)	2005	2004	Variance

Long-term debt	$10,222	$10,506	$(284)
Short-term debt	1,397	592	805
Other (includes AFUDC*)	363	(67)	430

Total	$11,982	$11,031	$951

*	Represents the debt component of the Allowance for Funds Used During Construction.
     WGL Holdings’ interest expense of $11.982 million for the first quarter of fiscal year 2006 increased $951,000 over the same quarter last year. This increase primarily reflects higher interest costs associated with short-term debt, reflecting an increase of over 200 basis points in the weighted average cost of short-term debt, coupled with a higher average balance of short-term debt outstanding. Partially offsetting the increased short-term interest expense were reduced interest costs on long-term debt primarily due to a decrease in the weighted average cost of these borrowings.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     LIQUIDITY AND CAPITAL RESOURCES
     General Factors Affecting Liquidity
     It is important for the Company and its subsidiaries to have access to short-term debt markets to maintain satisfactory liquidity to operate its businesses on a near-term basis. Acquisition of natural gas, electricity, pipeline capacity, and the need to finance accounts receivable are the most significant short-term financing requirements of the Company. The need for long-term capital is driven primarily by capital expenditures and maturities of long-term debt.
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
     The Company has a capital structure goal to maintain its common equity ratio in the mid-50 percent range of total consolidated capital. The level of this ratio varies during the fiscal year due to the seasonal nature of the Company’s business. This seasonality is also evident in the variability of the Company’s short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of the Company’s current assets is converted into cash at the end of the winter heating season. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for the Company and Washington Gas, and to allow access to capital at reasonable costs. As of December 31, 2005, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 58.1 percent common equity, 1.8 percent preferred stock and 40.1 percent long-term debt. The cash flow requirements of the Company and the ability to provide satisfactory resources to satisfy those requirements are primarily influenced by the activities of Washington Gas and, to a lesser extent, the non-utility operations.
     The Company believes it has sufficient liquidity to satisfy its financial obligations. At December 31, 2005, the Company did not have any restrictions on its cash balances that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.
     Gulf Coast Natural Gas Supply Issues
     During the late summer of 2005, the Gulf Coast region experienced a major disruption of natural gas production and processing due to hurricanes Katrina, Rita and Wilma. These natural gas production and processing disruptions resulted in a significant reduction of the normal 10 billion cubic feet of natural gas per day available to be delivered from the Gulf Coast region. Historically, this region has supplied the majority of Washington Gas’ firm transportation natural gas purchased and

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
delivered through its contracted interstate pipeline services. As of January 25, 2006, the Federal Government’s Minerals Management Service reported that approximately 83 percent of the pre-hurricane natural gas production and processing from the Gulf region had become available for firm transportation delivery. Due to warmer-than-normal weather in the last half of December 2005 and in January 2006, and the availability of alternative sources of natural gas supply, Washington Gas has continued to meet its customers’ daily natural gas requirements. Storage gas inventory balances have been maintained at adequate operational levels. Washington Gas currently estimates that its quantities of alternative sources of supply, coupled with its volumes of natural gas remaining in storage, will be sufficient to meet its firm service obligations for the remainder of the 2005-2006 winter heating season.
     WGEServices also purchases a portion of its natural gas supply from the Gulf Coast region. Purchase commitments from certain of WGEServices’ Gulf Coast-based natural gas suppliers were interrupted by the supply shortage in the Gulf Coast region. All of WGEServices’ contracted natural gas supplies from the Gulf Coast region have, however, been flowing as contracted since November 1, 2005, and to date, WGEServices has continued to meet its customers’ daily natural gas requirements, and has achieved its required storage inventory balances through natural gas purchases subsequent to the hurricanes. WGEServices currently estimates, absent extreme weather conditions and the associated levels of customer demand, that its supply quantities, including its natural gas storage balances, are sufficient to meet its service obligations for the remainder of the current winter heating season.
     As a result of concerns about the sufficiency of the supply of natural gas and other factors during the winter of 2005-2006, the price of the natural gas commodity that is paid by the Company’s customers has risen sharply from levels experienced during the winter of 2004-2005. During the first quarter of fiscal year 2006 and continuing through January 2006, higher gas costs have increased customers’ bills dramatically. The increased bills are likely to cause increased difficulty for customers to pay their bills in a timely manner or, in certain situations, to be able to pay their bills. This situation is causing the Company and Washington Gas to finance a higher level of accounts receivable, and will likely require it to finance these higher accounts receivable balances for a longer period of time. As a result, the Company is incurring higher short-term debt levels and greater short-term debt costs to finance these receivables than would be incurred absent these circumstances. It is also incurring a higher level of uncollectible accounts expenses.
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
     The Company and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal requirements. The Company’s policy is to maintain back-up bank credit facilities in an amount equal to or greater than its expected maximum commercial paper position. As of December 31, 2005, WGL Holdings and Washington Gas each had revolving credit agreements with a group of commercial banks that expire on September 30, 2010. The credit facility for WGL Holdings permits it to borrow up to $275 million, and further permits the Company to request prior to September 30, 2009, and the banks to approve, an additional line of credit of $50 million above the original credit limit, for a maximum potential total of $325 million. The credit facility for Washington Gas permits it to borrow up to $225 million, and further permits Washington Gas to request prior to September 30, 2009, and the banks to approve, an additional line of credit of $100 million above the original credit limit, for a maximum potential total of $325 million. As of December 31, 2005, there were no outstanding borrowings under either the WGL Holdings or Washington Gas credit facilities.
     As of December 31, 2005 and September 30, 2005, the Company had outstanding notes payable of $310.7 million and $40.9 million, respectively. Of the total consolidated amount outstanding at December 31, 2005, $290.7 million was in the form of commercial paper, of which $125.9 million and $164.8 million was issued by WGL Holdings and Washington Gas, respectively. In addition, as of December 31, 2005, Washington Gas had borrowed $20.0 million from commercial banks under uncommitted credit facilities. This $20.0 million was repaid in full on January 3, 2006. All of the outstanding notes payable balance of $40.9 million at September 30, 2005 was in the form of commercial paper, of which $30.5 million and $10.4 million was issued by WGL Holdings and Washington Gas, respectively.
     Long-Term Cash Requirements and Related Financing
     The Company’s long-term cash requirements primarily depend upon the level of capital expenditures, long-term debt maturities and decisions to refinance long-term debt. Historically, the Company has devoted the majority of its capital expenditures to adding new regulated utility customers in its existing service area. However, as a result of recent operating issues in Prince George’s County, Maryland described later in Management’s Discussion, the Company forecasts a greater level of replacement capital expenditures over the next two years.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     On January 18, 2006, Washington Gas issued $25.0 million of 5.17 percent MTNs due January 18, 2016, and $25.0 million of 5.70 percent MTNs due January 18, 2036. Concurrent with the issuance of the 5.17 percent MTNs, Washington Gas received $182,000 associated with the settlement of a forward-starting swap that had a notional principal amount of $25.0 million. Similarly, concurrent with the issuance of the 5.70 percent MTNs, Washington Gas received $104,000 associated with the settlement of a forward-starting swap that had a notional principal amount of $25.0 million (refer the section entitled “Market Risk—Interest Rate Risk” included herein) . The effective cost of the newly-issued debt, after considering the amount received related to the two forward-starting swaps and amortization of discounts related to the debt issuances, is 5.16 percent for the MTNs due 2016 and 5.72 percent for the MTNs due 2036. The combined proceeds of these debt issuances will be used to retire $50.0 million of 6.15 percent MTNs that is anticipated on February 15, 2006 as a result of utilizing a call option.
     At December 31, 2005, Washington Gas was authorized to issue up to $152.5 million of long-term debt under a shelf registration that was declared effective by the Securities and Exchange Commission on April 24, 2003. After the January 2006 debt issuances discussed above, Washington Gas’ remaining authorization to issue long-term debt under the shelf registration was reduced to $102.5 million. On May 20, 2003, Washington Gas executed a Distribution Agreement with certain financial institutions for the issuance and sale of debt securities included in the shelf registration statement.
     Security Ratings
     The table below reflects the current credit ratings for the outstanding debt instruments of WGL Holdings and Washington Gas. Changes in credit ratings may affect WGL Holdings’ and Washington Gas’ cost of short-term and long-term debt and their access to the credit markets.
Credit Ratings for Outstanding Debt Instruments

	WGL Holdings, Inc.			Washington Gas
	Unsecured		Unsecured
	Medium-Term Notes	Commercial	Medium-Term	Commercial
Rating Service	(Indicative)*	Paper	Notes	Paper

Fitch Ratings	A+	F1	AA-	F1+
Moody’s Investors Service	Not Rated	Not Prime	A2	P-1
Standard & Poor’s Ratings Services**	AA-	A-1	AA-	A-1

*	Indicates the ratings that may be applicable if WGL Holdings were to issue unsecured medium-term notes.

**	This agency has held a negative outlook on the long-term debt ratings of WGL Holdings and Washington Gas since July 2, 2004.
Cash Flows Used In Operating Activities
     The primary drivers for the Company’s operating cash flows are cash payments received from gas customers, offset by payments made by the Company for gas costs, operation and maintenance expenses, taxes and interest costs. Although long-term interest rates remain relatively low and the Company has been able to take advantage of refinancing some long-term debt at lower interest rates, current interest expense reflects a steep rise in short-term interest rates.
     During quarters ended December 31, the first quarter of the Company’s fiscal year, the Company typically generates a large portion of its annual net income due to the significant volumes of natural gas that are delivered by the regulated utility during the winter heating season. Variations in the level of net income reported for the quarter ended December 31 may be significant because of the variability of weather and other related factors from one quarter in a year to the same quarter in the subsequent year. Generating large sales and delivery volumes during the quarter ended December

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
31 increases accounts receivable from the level at September 30; likewise, accounts payable increases to pay providers of the natural gas commodity. Accounts payable for the natural gas commodity can also vary significantly from one period to the next because of the volatility in the price of natural gas. Storage gas inventories, which usually peak by November 1, typically are partially drawn down in the quarter ended December 31, and provide a source of cash as this asset is used to satisfy winter sales demand. Gas costs due from or to customers and deferred purchased gas costs, which represent the difference between gas costs that have been paid to suppliers and what has been collected from customers, can also cause significant variations in operating cash flows from period to period.
     Net cash used in operating activities totaled $194.9 million for the first three months of fiscal year 2006. A description of certain material changes in working capital from September 30, 2005 to December 31, 2005 is listed below:
•	Accounts receivable and accrued utility revenues increased $397.9 million, primarily due to the onset of the Company’s heating season and the increased sales that resulted during this period. These balances rose more than usual from September 30, 2005 because of the significant increase in natural gas commodity costs included in accounts receivable and accrued utility revenues.

•	Although storage gas inventory balances typically would decline between September 30 and December 31 in the current fiscal year, such storage gas inventory levels increased $33.2 million. This increase reflects higher natural gas costs incurred for injections in October 2005 and relatively lower withdrawals during the current quarter in anticipation of needing this gas to satisfy supply requirements later in the 2005-2006 winter heating season.

•	Accounts payable and accrued liabilities increased $154.2 million, largely attributable to an increase in the cost of the natural gas commodity, coupled with increased gas purchase volumes to match the increased sales demand.
     Cash Flows Provided by Financing Activities
     Cash flows provided by financing activities totaled $253.8 million for the three months ended December 31, 2005. Notes payable increased $269.8 million, due to increased working capital requirements. This increase in notes payable was slightly offset by common stock dividend payments of $16.2 million.
     Cash Flows Used in Investing Activities
     During the three months ended December 31, 2005, cash flows used in investing activities totaled $37.9 million, $34.7 million of which were for capital expenditures made on behalf of the regulated utility.
     Capital Expenditures
     The Company has revised its five-year capital expenditures budget from $815.2 million, as reported in its Annual Report on Form 10-K for the fiscal year ended September 30, 2005, to a revised total of $811.6 million to be expended during fiscal years 2006 through 2010. While the revised five-year total capital expenditures projection represents only a slight change from the originally reported estimate, the revised projection reflects a shift in the expected timing of certain expenditures from

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
fiscal year 2006 to later fiscal years related to the construction of a new LNG storage facility and the Prince George’s County rehabilitation project, as discussed below.
     The following table depicts the Company’s revised capital expenditures budget for fiscal years 2006 through 2010.
Projected Capital Expenditures

	Fiscal Year Ending September 30,
(In millions)	2006	2007	2008	2009	2010	Total

New business	$55.8	$54.9	$55.3	$55.2	$55.2	$276.4
Replacements
Rehabilitation project	48.7	65.1	22.0	—	—	135.8
Other	19.5	31.8	30.5	35.9	37.2	154.9
LNG storage facility	22.0	40.7	19.2	0.6	—	82.5
Other	33.6	23.0	33.4	32.8	39.2	162.0

Total-accrual basis (a)	$179.6	$215.5	$160.4	$124.5	$131.6	$811.6

(a)	Excludes Allowance for Funds Used During Construction. Includes capital expenditures accrued and capital expenditure adjustments recorded in the fiscal year.
     The 2006 to 2010 projected period includes $276.4 million for continued growth to serve new customers, and $290.7 million primarily related to the replacement and betterment of existing capacity. Projected expenditures in fiscal years 2006 through 2008 reflect $135.8 million of costs to be incurred which, along with $8.2 million of costs previously incurred in fiscal year 2005, represent an aggregate total of $144 million that are currently estimated to be expended in connection with a rehabilitation project in Prince George’s County, Maryland (refer to the section entitled “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments – Operating Issues in Prince George’s County, Maryland” included herein). The projected period also reflects $162.0 million of other expenditures, which includes general plant. Additionally, the projected period also contains $82.5 million of capital expenditures to construct a necessary, new source of peak day capacity within the boundaries of the natural gas distribution system to support customer growth and pressure requirements on the entire natural gas distribution system that is needed at the beginning of the 2008-2009 winter heating season. Specifically, these estimated expenditures for the peaking facility are expected to be used to construct a one billion cubic foot LNG storage facility on the land used for former storage facilities by Washington Gas in Chillum, Maryland. Washington Gas’ proposed location for this peaking facility is being opposed by certain external parties. The opponents have not presented any technical support for their positions. The Company cannot predict that this facility will be built as planned. However, Washington Gas has an alternate plan to satisfy its customer requirements, that although significantly more expensive for customers, could be utilized to meet peak day demand requirements.
CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER COMMERCIAL COMMITMENTS
     Contractual Obligations. WGL Holdings and Washington Gas have certain contractual obligations incurred in the normal course of business that require it to make fixed and determinable payments in the future. These commitments include long-term debt, lease obligations, unconditional purchase obligations for pipeline capacity, transportation and storage services, and certain natural gas and electricity commodity commitments.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Reference is made to the “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” section of Management’s Discussion in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, for a detailed discussion of these contractual obligations. Note 5 of the Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K includes a discussion of long-term debt, including debt maturities. Reference is made to Note 14 of the Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K that reflects information about the various contracts of Washington Gas and WGEServices. Additionally, refer to Note 12 of the Notes to Consolidated Financial Statements in this Form 10-Q.
     Financial Guarantees. WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At December 31, 2005, these guarantees totaled $237.3 million. Termination of these guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings also had guarantees totaling $5.0 million at December 31, 2005 that were made on behalf of certain of its non-utility subsidiaries associated with their banking transactions. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
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
     The rehabilitation project is currently expected to cost $144 million. The Company’s planned capital expenditures for fiscal years 2006 through 2008 reflect the current cost estimate of the rehabilitation project. This current cost estimate could differ materially from the actual costs incurred for the work associated with this project. However, Washington Gas has the financial resources necessary to fund this project due to its current strong cash position, and the financing options it has available.
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
     Washington Gas retained a consultant to determine the reason for the increase in leaks in the affected area of Prince George’s County. Based on the work conducted to date, there is a combination of three contributing factors to the higher leak rates of seals on couplings. However, the factor that is unique to the affected area is the change in the gas composition resulting from a change in the gas supply arising from the reactivation of the Dominion Cove Point (Dominion or Cove Point)

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
liquefied natural gas (LNG) terminal owned by Dominion Resources, Inc. The Cove Point gas has a lower concentration of heavy hydrocarbons (HHCs) than domestic natural gas. A characteristic of the rubber material comprising the seals in the couplings is the ability of the seals to both adsorb and desorb HHCs. When seals are exposed to higher levels of HHCs, they swell in size and cause a tighter seal. However, when gas is introduced that has a lower level of HHCs, the seals shrink in size and there is a greater propensity for those seals to cause the couplings to leak.
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
     The Company has continued to evaluate the causes and possible solutions related to the higher failure rate in seals discussed above. Data and analysis continue to confirm that changes in gas composition explain the higher failure rates. A report by a consultant, Polymer Solutions, Inc., dated September 27, 2005, discussed and confirmed that changing gas composition has a significant effect on coupling seal materials. Testing has continued on full component couplings and coupling seal materials to observe and confirm leakage rate changes due to varying gas quality and to determine optimum HHC injection rates to maintain the integrity of the seals and return leak rates for the couplings to levels experienced before the introduction of vaporized LNG. Until the leak rates for seals have been demonstrated in the field to return to pre-2003 levels, Washington Gas will continue with its current rehabilitation program in the affected area in Prince George’s County.
     Washington Gas is examining potential approaches that will enable it to mitigate the effect of the introduction of gas from the Cove Point terminal on the distribution system in the affected area of Prince George’s County. Washington Gas is also examining these approaches to mitigate the potential effect of Cove Point gas on other areas of its distribution system. The current cost estimate of the rehabilitation project, as discussed above, does not consider any costs associated with implementing any of these remediation activities.
     Because of the high concentration of Cove Point gas being received at the gate station that serves the affected area of Prince George’s County, Washington Gas constructed a facility to inject HHCs at this particular gate station; this facility became operational in January 2006 at a cost of approximately $2.4 million. Although the installation of the equipment at this gate station may mitigate the effect of the Cove Point gas on the distribution system in the affected part of Prince George’s County and reduce the current cost estimate of $144 million, Washington Gas plans to continue the rehabilitation of the area in Prince George’s County and to continue performing special leak surveys until there is appropriate evidence that the desired reduction in the leak rate of couplings has occurred. Washington Gas has begun the planning necessary to construct similar facilities at the other six gate stations in anticipation that Cove Point gas flowing into the interconnected pipelines may increase prior to 2008.
     The concept of such a facility is similar in design to Washington Gas’ existing process of odorizing natural gas by injecting natural gas with a chemical that gives it its unique odor. Although small in scale, odorizing natural gas is an automated process completed at each gate station. Facilities needed for injecting HHCs include storage tanks for the liquid, metering, pumping and injecting equipment. The estimated cost of the acquisition and installation of equipment needed to inject HHCs into the gas stream at Washington Gas gate stations will range in cost between an estimated $1 million to $2 million for each of the remaining six gate stations at which such facilities will potentially

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
be installed. Washington Gas expects that these facilities’ costs should be includible in the rate base upon which Washington Gas is allowed to earn an allowed rate of return. This estimated cost does not include the cost of the HHCs which Washington Gas anticipates should be includible in its purchased gas adjustment charge.
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
     Washington Gas is also requesting the Federal Energy Regulatory Commission (FERC) to invoke its authority for ensuring and maintaining the safety and reliability of the Cove Point flowing gas through the Washington Gas distribution system. In fiscal year 2005, Dominion requested authorization from the FERC to expand the capacity of its Cove Point LNG terminal. This proposed expansion, if approved, could increase the exposure of other areas within the Washington Gas distribution system to Cove Point gas that may be either minimally blended with pipeline supply or unblended, thereby potentially affecting the safety of the distribution system. On November 2, 2005, Washington Gas filed a protest, a request for an evidentiary hearing and other requests with the FERC relating to the proposed expansion of the Cove Point LNG terminal. In its protest, Washington Gas requested that the FERC deny Dominion’s request to expand the Cove Point LNG terminal until it has demonstrated that the Cove Point gas is of such quality that it is fully interchangeable with the natural gas historically received by Washington Gas, and that Cove Point gas will not cause harm to its customers or to the infrastructure of Washington Gas’ distribution system. On November 15, 2005, Cove Point filed a request with the FERC to reject Washington Gas’ November 2, 2005 protest. On November 17, 2005, Statoil Natural Gas LLC, BP Energy Company and Shell NA LNG (collectively referred to as the “LTD-1 Shippers”) filed a joint request to the FERC to reject the protest. On November 30, 2005 and December 2, 2005, Washington Gas filed responses to the FERC opposing the requests of Cove Point and the LTD-1 Shippers. On December 14-15, 2005, both Cove Point and the LTD-1 Shippers filed requests with the FERC to reject Washington Gas’ request for an evidentiary hearing. The Company filed responses to these requests on December 29, 2005. The Maryland Office of the People’s Counsel and the PSC of MD have filed with the FERC in support of Washington Gas’ request for an evidentiary hearing in order to resolve the issues raised.
     On February 2, 2006, the FERC issued a notice calling for a Procedural Conference to be held on February 22, 2006 in order for the parties and the Commission Staff to discuss the pleadings filed and the procedural options for continued timely processing of Cove Point’s requests for expansion and modification of its LNG import terminal. In its notice, the FERC requested that the participants at the procedural conference be prepared to discuss the relationship, if any, between Cove Point’s proposal to expand and modify its LNG import terminal in the captioned proceedings and the problems on Washington Gas’ system that Washington Gas has alleged are associated with the quality of natural gas delivered from the Cove Point import terminal. The FERC notice also requested that participants should be prepared to provide information which shows that the alleged impacts on Washington Gas’ ability to provide safe and reliable services to its customers are either substantially related to the introduction of natural gas from Cove Point’s LNG import terminal into Cove Point’s pipeline and interconnecting pipelines and delivered to Washington Gas, or are substantially related to other factors, and that such problems have occurred prior to the introduction of LNG into Cove Point’s pipeline and interconnecting pipelines.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     CREDIT RISK
     Regulated Utility Operations
     Certain suppliers that sell gas to Washington Gas have either relatively low credit ratings or are not rated by major credit rating agencies. In the event of a supplier’s failure to deliver contracted volumes of gas, Washington Gas may need to replace those volumes at prevailing market prices, which may be higher than the original transaction prices, and pass these costs through to its sales customers under the purchased gas cost adjustment mechanisms (refer to the section entitled “Market Risk—Price Risk Related to Regulated Utility Operations” included herein). To manage this supplier credit risk, Washington Gas screens suppliers’ creditworthiness and asks suppliers as necessary for financial assurances including, but not limited to, letters of credit and parental guarantees. In response to the continued rise in natural gas prices, Washington Gas has requested and received increased levels of financial assurance from its suppliers.
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
     Price Risk Related to Regulated Utility Operations
     Washington Gas actively manages its gas supply portfolio to balance its sales and delivery obligations. The regulated utility includes the cost of the natural gas commodity and pipeline services in the purchased gas costs that it includes in firm customers’ rates, as permitted by its jurisdictional tariffs and subject to regulatory review.
     In order to mitigate commodity price risk for its firm customers, Washington Gas has specific regulatory approval in the District of Columbia, Maryland and Virginia to hedge transactions for a limited portion of its natural gas purchases. While the regulatory approval for Virginia is permanent, the regulatory approvals in the District of Columbia and Maryland are pursuant to pilot programs, and the Company is seeking to continue these programs. Additionally, to provide for additional supply reliability, the regulated utility purchases natural gas under contracts that provide for volumetric variability. Certain of these contracts are required to be recorded at fair value (refer to Note 9 of the

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
Notes to Consolidated Financial Statements—Derivative Instruments for a discussion of the accounting for these derivative instruments). As of December 31, 2005 and September 30, 2005, the Company’s variable gas purchase contracts had a net fair value gain of $5.9 and $18.2 million, respectively. Of the December 31, 2005 amount, $8.5 million represented a fair value gain that was recorded on the balance sheet as a receivable, with a corresponding amount recorded as a regulatory liability. This was partially offset by a $2.6 million fair value loss that was recorded as a payable, with a corresponding amount recorded as a regulatory asset. Of the September 30, 2005 amount, $19.9 million represented a fair value gain that was recorded on the balance sheet as a receivable, with a corresponding amount recorded as a regulatory liability. This was partially offset by a $1.7 million fair value loss that was recorded on the balance sheet as a payable, with a corresponding amount recorded as a regulatory asset.
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
     WGEServices is exposed to market risk to the extent it does not closely match the timing and volume of natural gas and electricity it purchases with the related fixed price or indexed sales commitments. WGEServices’ risk management policies and procedures are designed to minimize these risks.
     Natural Gas
     WGEServices faces risk in that approximately 60 percent of its annual natural gas sales volumes are subject to variations in customer demand caused by fluctuations in weather. Purchases of natural gas to fulfill retail sales commitments are made generally under fixed-volume contracts that are based on normal weather assumptions. If there is a significant deviation from normal weather that causes purchase commitments to differ significantly from sales levels, WGEServices may be required to buy incremental natural gas or sell excess natural gas at prices that negatively impact gross margins. WGEServices manages this volumetric risk by using storage gas inventory and peaking services offered to marketers by the regulated utilities that provide delivery service for WGEServices’ customers. WGEServices may also manage price risk through the use of derivative instruments. At December 31, 2005 and September 30, 2005, these derivative instruments were recorded on the Company’s consolidated balance sheets as fair value gains of $931,000 and $5.4 million, respectively. In connection with these derivative instruments, WGEServices recorded pre-tax losses of $4.1 million and $2.1 million during the first quarter of fiscal years 2006 and 2005, respectively.
     Electricity
     Non-Full Requirements Supply. WGEServices procures electricity supply under contract structures in which WGEServices assumes the responsibility of matching its customer requirements with its supply purchases. WGEServices assembles the various components of supply, including electric energy, capacity, ancillary services and transmission service from multiple suppliers to match its customer requirements. This procurement strategy reduces the potential credit exposure that

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
WGEServices otherwise faces when dealing almost exclusively with a single supplier related to its full requirements supply.
     To the extent WGEServices is not able to match its customer requirements relatively closely with its supply purchases, it is exposed to electricity commodity price risk on the unmatched portion of its portfolio. WGEServices’ electric business also is exposed to fluctuations in weather. These non-full requirements purchases generally are made under fixed-volume contracts that are based on certain weather assumptions. If there are significant deviations in weather from these assumptions, WGEServices could be exposed to hourly price and volume risk that can negatively impact gross margins. At December 31, 2005, 61 percent of the WGEServices electric supply portfolio was provided under non-full requirements contracts.
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
     On July 14, 2003, Mirant and substantially all of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. MAEM was included in these bankruptcy filings. On January 3, 2006, Mirant and its subsidiaries (including MAEM) emerged from bankruptcy. As of February 1, 2006, MAEM changed its name to Mirant Energy Trading LLC (MET).
     WGEServices and MET have a contract including provisions that allow WGEServices to net payables to MET against any damages that might result from default on the part of MET, and allow WGEServices to request collateral under certain situations. At December 31, 2005 and September 30, 2005, WGEServices held collateral totaling $14.3 million and $18.3 million, respectively, related to electric purchase transactions under this contract. This collateral is intended to represent the difference between the price at which WGEServices has contracted to buy electricity, and the replacement cost of the electricity that may need to be purchased in the event of non-performance by MET. Due to timing differences that may arise between when collateral is requested by WGEServices and when it is actually received from MET, WGEServices’ exposure to MET under this contract may exceed the collateral held at any time.
     In addition to MET, WGEServices has separate master purchase and sale agreements under which it purchases full requirements services from other wholesale electricity suppliers. These electric suppliers either have investment grade credit ratings or provide guarantees from companies with investment grade credit ratings.
     Value-At-Risk
     WGEServices measures the market risk of its energy commodity portfolio and employs risk control mechanisms to measure and determine mitigating steps related to market risk, including the determination and review of value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. Based on a 95 percent confidence interval for a one-day holding period, WGEServices’ value-at-risk at December 31, 2005 was approximately $488,000 and $90,000 related to its natural gas and electric portfolios, respectively.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Weather Risk
     The Company is exposed to various forms of weather risk in both its regulated utility and unregulated businesses. For the regulated utility, a large portion of the Company’s revenues is volume driven and its current rates are based upon an assumption of normal weather. Variations from normal weather will cause the Company’s earnings to increase or decrease, depending on the weather pattern. Prior to October 1, 2005, the Company managed weather risk for all jurisdictions of the regulated utility with a weather insurance policy. As discussed below, Washington Gas obtained ratemaking provisions in Maryland that are designed to moderate the volatility of its revenues and customers’ monthly bills due to variations in weather from normal levels. Washington Gas does not have similar ratemaking provisions in the District of Columbia or Virginia and, therefore, relies on weather insurance and a weather derivative, respectively, that are designed to protect against 100 percent of the effects of warmer-than-normal weather in these jurisdictions, as discussed below. During the three months ended December 31, 2005, Washington Gas recorded a pre-tax net expense of $270,000 related to both its weather insurance in the District of Columbia and weather derivative in Virginia. This compares to $1.5 million of pre-tax net expenses recorded during the three months ended December 31, 2004 related to an expired weather insurance policy that was designed to provide 50 percent protection from the effects of warmer-than-normal weather in the District of Columbia, Maryland and Virginia.
     The financial results of the Company’s non-regulated energy-marketing business, WGEServices, are also affected by variations from normal weather in the winter relating to its gas sales, and in the summer relating to its electricity sales. WGEServices manages its weather risk with, among other things, weather hedges, which are also discussed below.
     Billing Adjustment Mechanism. In August 2005, Washington Gas received approval from the PSC of MD to implement the RNA billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. The RNA became effective on October 1, 2005 (refer to the section entitled “Regulatory Matters” included herein).
     Weather Insurance. Prior to October 1, 2005, Washington Gas maintained a weather insurance policy covering all of its jurisdictions designed to cover 50 percent of the impact of warmer-than-normal weather on its financial results. The policy had a five-year term that expired on September 30, 2005. On October 26, 2005, Washington Gas purchased a new weather insurance policy designed to protect against its exposure to warmer-than-normal weather in the District of Columbia. The new policy has a three-year term that expires on September 30, 2008.
     The new policy covers Washington Gas’ estimated net revenue exposure in the District of Columbia to variations in HDDs, subject to a maximum annual payment of $6.55 million (pre-tax) and cumulative maximum payments of $13.10 million (pre-tax) over the three-year policy period. Pre-tax income is provided in the amount of approximately $12,600 for each HDD warmer-than-normal during each fiscal year subject to the limitations previously described. Other than the cost of the insurance, Washington Gas pays nothing if weather is colder than normal. The policy’s pre-tax annual expense will be $1.87 million for fiscal year 2006 and for each of the next two years of the policy period. This pre-tax expense is being amortized based on the pattern of normal HDDs over the three-year policy period. No portion of the cost or benefit of this policy is considered in the regulatory process. Net amortization expense related to the insurance policy was $230,000 for the three months ended December 31, 2005. This compares to $1.5 million of amortization expense recorded during the three months ended December 31, 2004 related to the expired insurance policy.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     HDD Derivatives. On December 8, 2005, Washington Gas purchased an HDD derivative designed to protect against warmer-than-normal weather in Virginia. Washington Gas will receive $24,600 for every HDD below 2,833 during the period of December 18, 2005 through May 31, 2006. The maximum amount that Washington Gas can receive under this arrangement is $9.4 million. The pre-tax expense of this derivative is $1.7 million, which is being amortized over the pattern of normal HDDs over the 5 1/2-month term of the weather derivative. Net amortization expense related to the weather derivative was $40,000 for the three months ended December 31, 2005.
     WGEServices utilizes HDD derivatives to manage its risk for natural gas customers who participate in a program that allows them to pay a fixed amount for their gas requirements regardless of the amount of gas consumed, and to manage other weather-related risks. These hedges cover a portion of WGEServices’ estimated net revenue exposure to variations in HDDs. For the three months ended December 31, 2005 and 2004, the Company recorded, net of premium costs, a net gain of $152,000 and a net loss of $153,000 related to these hedges, respectively.
     Interest-Rate Risk
     The Company is exposed to interest-rate risk associated with its debt financing costs. Washington Gas utilizes derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility associated with anticipated future debt issuances.
     In July 2005, Washington Gas entered into two forward-starting swaps with an aggregate notional principal amount of $50.0 million. At December 31, 2005 and September 30, 2005, these swaps had a fair value gain totaling $471,000 and $106,000, respectively. In January 2006, Washington Gas terminated the two forward-starting swaps concurrent with the issuance of $50.0 million of MTNs as discussed previously in the section entitled “Liquidity and Capital Resources – Long-Term Cash Requirements and Related Financing” included herein. Washington Gas received a total of $286,000 associated with the settlement of these hedge agreements. Refer to Note 9 of the Notes to Consolidated Financial Statements—Derivative Instruments for a further discussion of the accounting for these transactions.
     As discussed in this report, the Company and Washington Gas utilize commercial paper to satisfy short-term borrowing requirements. Actions and communications by the Federal Reserve in the past year have resulted in increases in short-term interest rates. Increases in short-term interest rates may reduce the profitability of the Company and Washington Gas to the extent that those higher interest rates are not timely reflected in utility rates or can not be reflected in the prices charged by WGEServices.
     OTHER MATTERS
     WGL Holdings is a registered holding company as defined by the Public Utility Holding Company Act of 1935 (PUHCA). On August 8, 2005, the President of the United States of America signed the Energy Policy Act of 2005 (EPA 2005), which authorizes many broad energy policy provisions including significant funding for consumers and business for energy-related activities, energy-related tax credits, accelerated depreciation for certain natural gas utility infrastructure investments and which contains the repeal of the PUHCA. The effective date of the repeal was February 8, 2006. The Company continues to evaluate the EPA 2005, but it expects to benefit from provisions embedded in the legislation that will support the Company’s efforts to promote energy efficiency in a manner that benefits customers and shareholders.

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
     RESULTS OF OPERATIONS – Three Months Ended December 31, 2005 vs. December 31, 2004
     Summary Results
     Washington Gas reported net income applicable to common stock of $44.7 million for the three months ended December 31, 2005, an increase of $4.9 million over net income of $39.9 million reported for the comparable quarter of the prior fiscal year.
     Utility Net Revenues
     Utility net revenues for Washington Gas were $178.0 million for the current quarter, an increase of $14.8 million, or 9.1 percent, over net revenues of $163.2 million for the same quarter in fiscal year 2004. The increase in utility net revenues for the current quarter reflects increased natural gas deliveries to firm customers due to colder weather. Further contributing to the growth in net revenues for the current quarter was the addition of 23,203 active customer meters, representing an increase of 2.3 percent from the end of the same quarter of the prior fiscal year, as well as the favorable impact of an RNA mechanism that was implemented in Maryland on October 1, 2005, and $2.2 million (pre-tax) of increased earnings from carrying costs on a higher balance of storage gas inventory that was primarily the result of higher natural gas costs.
     Key gas delivery, weather and meter statistics are shown in the table below for the three months ended December 31, 2005 and 2004.

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
Gas Deliveries, Weather and Meter Statistics

	Three Months Ended			Percent
	December 31,			Increase
	2005	2004	Variance	(Decrease)

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	294,384	256,814	37,570	14.6
Gas Delivered for Others	135,263	137,719	(2,456)	(1.8)

Total Firm	429,647	394,533	35,114	8.9

Interruptible
Gas Sold and Delivered	1,676	2,156	(480)	(22.3)
Gas Delivered for Others	72,794	77,498	(4,704)	(6.1)

Total Interruptible	74,470	79,654	(5,184)	(6.5)

Electric Generation—Delivered for Others	15,920	9,307	6,613	71.2

Total Deliveries	520,037	483,494	36,543	7.6

Degree Days
Actual	1,499	1,389	110	7.9
Normal	1,362	1,359	3	0.2
Percent Colder Than Normal	10.1%	2.2%	n/a	n/a
Active Customer Meters (end of period)	1,029,430	1,006,227	23,203	2.3
New Customer Meters Added	8,169	8,472	(303)	(3.6)

Gas Service to Firm Customers. The level of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. The regulated utility’s rates are based on normal weather. The tariffs in the Maryland jurisdiction also include the effects of the RNA mechanism that was implemented in Maryland on October 1, 2005 upon approval by the PSC of MD (refer to the section entitled “Regulatory Matters” included herein). The tariffs for the remaining two jurisdictions in which the regulated utility operates do not have a weather normalization mechanism (refer to the section entitled “Weather Risk” included herein). Nonetheless, declining block rates in the regulated utility’s Virginia and Maryland jurisdictions, and the existence of a fixed demand charge in all jurisdictions to collect a portion of revenues, reduce the effect that variations from normal weather have on net revenues.
     During the first three months of fiscal year 2006, total gas deliveries to firm customers were 429.6 million therms, an increase of 35.1 million therms, or 8.9 percent, over the same three-month period in the prior fiscal year due to colder weather. Weather was 7.9 percent colder in the current first quarter than in the same quarter last year. The 2006 first quarter was 10.1 percent colder than normal, as compared to 2.2 percent colder than normal for the first quarter of fiscal year 2005.
     Many customers choose to buy the natural gas commodity from unregulated third-party marketers, rather than purchase the natural gas commodity and delivery service from Washington Gas on a “bundled” basis. Gas delivered to firm customers but purchased from unregulated third-party marketers represented 31.5 percent of total firm therms delivered during the 2006 first quarter, compared to 34.9 percent delivered during the first quarter of the prior fiscal year. On a per unit basis, Washington Gas earns the same net revenues from delivering gas for others as it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from Washington Gas. Therefore, the regulated utility does not experience any loss in net revenues when customers choose to purchase the natural gas commodity from a third-party marketer.

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers decreased by 5.2 million therms, or 6.5 percent, during the first quarter of fiscal year 2006 when compared to the same quarter last year, primarily due to customers’ use of alternative fuels because of higher natural gas prices.
     The effect on net income of any changes in delivered volumes and prices to the interruptible class is limited by margin-sharing arrangements that are included in Washington Gas’ rate designs in the District of Columbia and, to a much smaller extent, in Virginia. In the District of Columbia, Washington Gas shares a majority of the margins earned on interruptible gas sales and deliveries with firm customers after a gross margin threshold is reached. A portion of the fixed costs for servicing interruptible customers is collected through the firm customers’ rate design. In the Virginia jurisdiction, rates for customers using interruptible delivery service are based on a traditional cost of service approach, and Washington Gas retains all revenues from interruptible delivery service. However, a few customers have been grandfathered into a bundled sales and delivery service with a previously approved bundled interruptible rate design. There is some sharing of those revenues with firm customers, but the volumes are small and the amounts of revenues are not material to the financial statements or results of operations. Prior to October 1, 2005, interruptible customers in the Maryland jurisdiction had similar margin-sharing arrangements, as described above, for interruptible customers in the District of Columbia. Effective October 1, 2005, pursuant to Washington Gas’ implementation of the RNA mechanism, rates for interruptible customers in Maryland are based on a traditional cost of service approach, and Washington Gas retains a defined amount above a pre-approved margin threshold level.
     Gas Service for Electric Generation. Washington Gas sells and/or delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the current quarter, deliveries to these customers increased 71.2 percent to 15.9 million therms, as compared to the same quarter of fiscal year 2005, reflecting the increased use by these customers of natural gas rather than alternative fuels. Washington Gas shares a significant majority of the margins earned from gas deliveries to these customers with firm customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.
     Utility Operating Expenses
     Operation and Maintenance Expenses. Operations and maintenance expenses of $60.8 million for the three months ended December 31, 2005 were $4.4 million (pre-tax), or 7.8 percent, higher than the same period in the prior fiscal year. Contributing to the increase in these expenses primarily were: (i) $2.8 million of higher expenses for uncollectible accounts primarily due to the effects of higher natural gas costs and greater volumes delivered; (ii) $1.0 million associated with information technology improvements; and (iii) $437,000 of higher incentive pay accruals related to the Company’s equity-based compensation awards that were recorded in the current quarter pursuant to a new accounting standard that became effective on October 1, 2005 (refer to the section entitled “Critical Accounting Policies” included herein).
     Depreciation and Amortization. Depreciation and amortization expense was $22.8 million for the first quarter of fiscal year 2006, an increase of $756,000, or 3.4 percent, over the same quarter of the prior fiscal year. This increase reflects increased investment in property, plant and equipment.

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Interest Expense. The explanations for changes in Washington Gas’ interest expense are substantially the same as the explanations included in Management’s Discussion of WGL Holdings. Those explanations are incorporated herein by reference into this discussion.
     REGULATORY MATTERS
     District of Columbia Jurisdiction
     In a March 28, 2003 Final Order, the Public Service Commission of District of Columbia (PSC of DC) upheld a previous ruling that approved, among other things, a methodology for sharing with customers 50 percent of annual ground lease and development fee revenues that Washington Gas received from Maritime Plaza, a commercial development project constructed on land owned by Washington Gas. On May 23, 2003, the District of Columbia Office of the People’s Counsel (DC OPC) filed an appeal with the District of Columbia Court of Appeals (DC Court of Appeals) seeking to overturn this portion of the March 28, 2003 ruling by the PSC of DC. On March 18, 2004, the DC Court of Appeals ordered, among other things, the PSC of DC to provide an explanation of its decision to approve the allocation methodology for sharing with customers the ground lease and development fee revenues attributable to the Maritime Plaza development project. The PSC of DC issued a subsequent order requiring both the DC OPC and Washington Gas to file testimony addressing the allocation issue. On October 12, 2004, Washington Gas filed testimony before the PSC of DC that it believes supports the allocation methodology that was approved in the PSC of DC’s initial order. The DC OPC filed opposing testimony on the same date. Rebuttal testimony was filed on November 19, 2004 by the DC OPC and Washington Gas. The PSC of DC issued a Final Order on April 4, 2005 that required Washington Gas and the DC OPC to file supplemental testimony on April 25, 2005. The PSC of DC held a one-day evidentiary hearing on October 25, 2005. Washington Gas and the DC OPC filed initial briefs on December 2, 2005 and reply briefs on December 23, 2005. Management cannot predict the final outcome of this matter; however, it believes that the likely outcome will not have a material impact on Washington Gas’ financial statements.
     Maryland Jurisdiction
     On August 8, 2005, the PSC of MD approved an unopposed Stipulation and Agreement (Stipulation), filed by Washington Gas and three other participants and accepted by the PSC of MD. The Stipulation resolved outstanding issues from a Final Order previously issued by the PSC of MD regarding the manner in which interruptible transportation service is charged to Maryland customers (refer to the section entitled “Utility Net Revenues – Gas Service to Interruptible Customers”). The Stipulation also requested approval by the PSC of MD of a revenue normalization adjustment (RNA) mechanism, a billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. The Stipulation also allows for the impact of the RNA on Washington Gas’ risk and rate of return to be evaluated in the next rate case. The RNA became effective on October 1, 2005. Washington Gas’ net income for the three months ended December 31, 2005 reflects the effect of the RNA.
     Virginia Jurisdiction
     On December 18, 2003, the SCC of VA issued a Final Order in response to an application filed by Washington Gas on June 14, 2002 to increase annual revenues in Virginia. In connection with this Final Order, the SCC of VA ordered Washington Gas to reduce its rate base related to net utility plant by $28 million, which is net of accumulated deferred income taxes of $14 million, and to establish an equivalent regulatory asset that the Company has done for regulatory accounting purposes only. This

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (concluded)
regulatory asset represents the difference between the accumulated reserve for depreciation recorded on the books of Washington Gas and a theoretical reserve that was derived by the Staff of the SCC of VA (VA Staff) as part of its review of Washington Gas’ depreciation rates, less accumulated deferred income taxes. This regulatory asset is being amortized, for regulatory accounting purposes only, as a component of depreciation expense over 32 years pursuant to the Final Order. The SCC of VA provided for both a return on, and a return of, this regulatory asset established for regulatory accounting purposes.
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
     In accordance with a September 27, 2004 SCC of VA approved Stipulation involving Washington Gas and other participants, Washington Gas is required to file with the SCC of VA annual earnings test calculations based on a twelve-month period ended December 31; such calculations are being estimated by Washington Gas quarterly, and when appropriate, accounting adjustments are being recorded.
     On October 19, 2005, the VA Staff filed a report with the SCC of VA in connection with Washington Gas’ earnings test for the twelve-month period ended December 31, 2004. The VA Staff’s report concluded that Washington Gas did not earn in excess of its allowed return on equity during this period, and recommended that Washington Gas not be required to record any additional depreciation expense related to its earnings for the twelve-month period ended December 31, 2004. On November 28, 2005, the SCC of VA issued a Final Order that concurred with the VA Staff’s recommendation.
     OTHER MATTERS
     On January 4, 2006, the Office and Professional Employees International Union, Local No. 2 (A.F.L.-C.I.O.) (Local 2), ratified a thirty-nine month labor contract with Washington Gas effective on January 1, 2006. This contract covers approximately 290 employees, and replaced a previous collective bargaining agreement that was scheduled to expire on March 31, 2006. The provisions of the new labor contract include, among other things: (i) general wage increases of 2.75, 3.0 and 3.5 percent effective on January 1, 2006, April 1, 2007 and April 1, 2008, respectively; (ii) increases in employee medical benefit contributions by employees; (iii) enhanced pension benefit-funding formulas for Local 2 employees who retire from service beginning January 1, 2007; and (iv) employment security for Local 2 employees hired on or before April 1, 1995.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following issues related to the Company’s market risk are included under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and are incorporated herein by reference into this discussion. Also refer to Item 7A in the Company’s 2005 Annual Report on Form 10-K.
•	Price Risk Related to Regulated Utility Operations

•	Price Risk Related to Retail Energy-Marketing Operations

•	Weather Risk

•	Interest-Rate Risk
ITEM 4. CONTROLS AND PROCEDURES

     Senior management, including the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ and Washington Gas’ disclosure controls and procedures as of December 31, 2005. Based on this evaluation process, the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that WGL Holdings’ and Washington Gas’ disclosure controls and procedures are effective. There have been no changes in the Registrants’ internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the registrants’ internal control over financial reporting.

WGL Holdings, Inc.
Washington Gas Light Company
Part II — Other Information
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibits:
3.1	Bylaws of WGL Holdings, Inc. as amended on February 6, 2006.

3.2	Bylaws of Washington Gas Light Company as amended on February 6, 2006.

31.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Frederic M. Kline, the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Frederic M. Kline, the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer, and Frederic M. Kline, the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.

99.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.

99.3	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company.

99.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company.

WGL Holdings, Inc.
Washington Gas Light Company
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

WGL HOLDINGS, INC.

and

WASHINGTON GAS LIGHT COMPANY
(Co-Registrants)

Date:	February 9, 2006	/s/ Mark P. O’Flynn

Mark P. O’Flynn
Controller
(Principal Accounting Officer)