Form 10-Q
period 2006-03-31
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2006-05-10
CIK 104819, 1103601

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
WGL Holdings, Inc. common stock, no par value, outstanding as of April 30, 2006: 48,762,228 shares.
All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of April 30, 2006.

WGL Holdings, Inc.
Washington Gas Light Company
For the Quarter Ended March 31, 2006

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
     SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
     Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans,” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” and “could.” Although the registrants, WGL Holdings and Washington Gas, believe such forward-looking statements are based on reasonable assumptions, they cannot give assurance that every objective will be achieved. Forward-looking statements speak only as of today, and the registrants assume no duty to update them. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:
•	the level and rate at which costs and expenses are incurred and the extent to which they are allowed to be recovered from customers through the regulatory process in connection with constructing, operating and maintaining the Company’s natural gas distribution system;

•	the ability to implement successful approaches to modify the current or future composition of gas delivered to customers or to remediate the effects of the current or future composition of gas delivered to customers, as a result of the introduction of liquefied natural gas from the Dominion Cove Point facility to the Company’s natural gas distribution system;

•	the ability to recover the costs of implementing steps to accommodate delivery of natural gas to customers as a result of the receipt of liquefied natural gas from Cove Point;

•	variations in weather conditions from normal levels;

•	the availability of natural gas supply and interstate pipeline transportation and storage capacity;

•	the ability of natural gas producers, pipeline gatherers, and natural gas processors to deliver natural gas into interstate pipelines for delivery by those interstate pipelines to the entrance points of the regulated utility’s natural gas distribution system as a result of factors beyond the control of the Company or its subsidiaries;

•	changes in economic, competitive, political and regulatory conditions and developments;

•	changes in capital and energy commodity market conditions;

ii

WGL Holdings, Inc.
Washington Gas Light Company
•	changes in credit ratings of debt securities of WGL Holdings or Washington Gas that may affect access to capital or the cost of debt;

•	changes in credit market conditions and creditworthiness of customers and suppliers;

•	changes in relevant laws and regulations, including tax, environmental and employment laws and regulations;

•	legislative, regulatory and judicial mandates or decisions affecting business operations or the timing of recovery of costs and expenses;

•	the timing and success of business and product development efforts and technological improvements;

•	the pace of deregulation efforts and the availability of other competitive alternatives;

•	changes in accounting principles;

•	acts of God and terrorist activities; and

•	other uncertainties.
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

iii

WGL Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements

	March 31,	September 30,
(In thousands)	2006	2005

ASSETS
Property, Plant and Equipment
At original cost	$2,848,830	$2,783,976
Accumulated depreciation and amortization	(845,551)	(814,293)

Net property, plant and equipment	2,003,279	1,969,683

Current Assets
Cash and cash equivalents	14,112	4,842
Receivables
Accounts receivable	464,732	159,089
Gas costs and other regulatory assets	8,853	9,711
Accrued utility revenues	79,602	16,476
Allowance for doubtful accounts	(17,869)	(17,548)

Net receivables	535,318	167,728

Materials and supplies—principally at average cost	19,268	16,987
Storage gas—at cost (first-in, first-out)	144,758	252,925
Deferred income taxes	15,715	14,133
Other prepayments—principally taxes	11,330	11,283
Other	6,526	13,062

Total current assets	747,027	480,960

Deferred Charges and Other Assets
Regulatory assets
Gas costs	15,228	—
Other	62,951	64,236
Prepaid qualified pension benefits	76,105	75,965
Other	7,747	9,756

Total deferred charges and other assets	162,031	149,957

Total Assets	$2,912,337	$2,600,600

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$963,690	$893,992
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	581,541	584,150

Total capitalization	1,573,404	1,506,315

Current Liabilities
Current maturities of long-term debt	55,062	50,122
Notes payable	161,773	40,876
Accounts payable and other accrued liabilities	255,173	204,916
Wages payable	14,001	13,375
Accrued interest	3,097	2,919
Dividends declared	16,787	16,524
Customer deposits and advance payments	35,103	52,173
Gas costs and other regulatory liabilities	51,228	14,103
Accrued taxes	56,907	13,688
Other	2,616	2,750

Total current liabilities	651,747	411,446

Deferred Credits
Unamortized investment tax credits	13,599	14,047
Deferred income taxes	293,017	292,517
Accrued pensions and benefits	42,922	41,011
Regulatory liabilities
Accrued asset removal costs	282,379	272,124
Gas costs	—	11,600
Other	15,797	15,983
Other	39,472	35,557

Total deferred credits	687,186	682,839

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$2,912,337	$2,600,600

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2006	2005	2006	2005

UTILITY OPERATIONS
Operating Revenues	$705,656	$635,226	$1,306,993	$1,044,177
Less: Cost of gas	478,363	384,559	884,949	613,170
Revenue taxes	20,760	23,779	37,453	40,874

Utility Net Revenues	206,533	226,888	384,591	390,133

Other Operating Expenses
Operation	56,618	50,379	107,875	97,340
Maintenance	9,556	9,158	18,710	18,195
Depreciation and amortization	23,097	21,418	46,057	43,614
General taxes	13,005	12,197	23,044	21,254
Income taxes	35,155	46,677	63,243	70,714

Utility Other Operating Expenses	137,431	139,829	258,929	251,117

Utility Operating Income	69,102	87,059	125,662	139,016

NON-UTILITY OPERATIONS
Operating Revenues
Retail energy-marketing	356,066	285,918	652,851	491,206
Heating, ventilating and air conditioning (HVAC)	8,411	8,343	19,485	17,202
Other non-utility activities	295	319	425	613

Non-Utility Operating Revenues	364,772	294,580	672,761	509,021

Other Operating Expenses
Operating expenses	364,397	288,210	673,076	498,404
Income tax expense (benefit)	(236)	2,454	(781)	4,092

Non-Utility Operating Expenses	364,161	290,664	672,295	502,496

Non-Utility Operating Income	611	3,916	466	6,525

TOTAL OPERATING INCOME	69,713	90,975	126,128	145,541
Other Income (Expenses)—Net
Income (expenses)—net	524	610	723	492
Income tax benefit (expense)	(321)	(111)	(237)	(66)

Other Income (Expenses)—Net	203	499	486	426

INCOME BEFORE INTEREST EXPENSE	69,916	91,474	126,614	145,967
INTEREST EXPENSE
Interest on long-term debt	10,305	10,492	20,527	20,998
Other—net	2,398	706	4,158	1,231

Total Interest Expense	12,703	11,198	24,685	22,229
DIVIDENDS ON WASHINGTON GAS PREFERRED STOCK	330	330	660	660

NET INCOME (APPLICABLE TO COMMON STOCK)	$56,883	$79,946	$101,269	$123,078

AVERAGE COMMON SHARES OUTSTANDING
Basic	48,760	48,688	48,750	48,679
Diluted	48,913	48,996	48,903	48,967

EARNINGS PER AVERAGE COMMON SHARE
Basic	$1.17	$1.64	$2.08	$2.53
Diluted	$1.16	$1.63	$2.07	$2.51

DIVIDENDS DECLARED PER COMMON SHARE	$0.3375	$0.3325	$0.6700	$0.6575

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Six Months Ended
	March 31,
(In thousands)	2006	2005

OPERATING ACTIVITIES
Net income (applicable to common stock)	$101,269	$123,078
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES
Depreciation and amortization:
Per Consolidated Statements of Income	46,057	43,614
Charged to other accounts	2,716	2,397
Deferred income taxes—net	178	12,306
Amortization of investment tax credits	(448)	(448)
Accrued/deferred pension cost	(754)	(2,542)
Other non-cash charges (credits)—net	2,733	1,822

CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and accrued utility revenues	(368,448)	(300,042)
Gas costs and other regulatory assets/liabilities—net	37,983	46,885
Storage gas	108,167	165,283
Other prepayments—principally taxes	(47)	1,129
Accounts payable and other accrued liabilities	53,292	35,013
Wages payable	626	736
Customer deposits and advance payments	(17,070)	14,146
Accrued taxes	43,219	54,691
Accrued interest	178	52
Deferred purchased gas costs—net	(26,828)	(19,714)
Other current assets and liabilities—net	4,121	(1,240)
Other—net	8,900	3,157

Net Cash Provided by (Used in) Operating Activities	(4,156)	180,323

FINANCING ACTIVITIES
Common stock issued	—	285
Long-term debt issued	77,404	93
Long-term debt retired	(76,033)	(20,144)
Debt issuance costs	(578)	—
Notes payable issued (retired)—net	120,897	(12,724)
Dividends on common stock	(32,424)	(31,643)
Other financing activities—net	(1,031)	(428)

Net Cash Provided by (Used in) Financing Activities	88,235	(64,561)

INVESTING ACTIVITIES
Capital expenditures (excludes Allowance for Funds Used During Construction)	(72,657)	(48,060)
Other investing activities—net	(2,152)	(2,075)

Net Cash Used in Investing Activities	(74,809)	(50,135)

INCREASE IN CASH AND CASH EQUIVALENTS	9,270	65,627
Cash and Cash Equivalents at Beginning of Year	4,842	6,587

Cash and Cash Equivalents at End of Period	$14,112	$72,214

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$29,499	$21,332
Interest paid	$24,179	$21,671
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$—	$16,447
Capital expenditures included in accounts payable and other accrued liabilities	$(3,035)	$(6,029)
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	March 31,	September 30,
(In thousands)	2006	2005

ASSETS
Property, Plant and Equipment
At original cost	$2,820,442	$2,756,638
Accumulated depreciation and amortization	(824,943)	(794,286)

Net property, plant and equipment	1,995,499	1,962,352

Current Assets
Cash and cash equivalents	13,470	3,054
Receivables
Accounts receivable	257,371	77,117
Gas costs and other regulatory assets	8,853	9,711
Accrued utility revenues	79,602	16,476
Allowance for doubtful accounts	(15,329)	(14,981)

Net receivables	330,497	88,323

Materials and supplies—principally at average cost	19,104	16,823
Storage gas—at cost (first-in, first-out)	112,526	194,104
Deferred income taxes	14,593	12,957
Other prepayments—principally taxes	8,321	11,165
Receivables from associated companies	1,705	8,131

Total current assets	500,216	334,557

Deferred Charges and Other Assets
Regulatory assets
Gas costs	15,228	—
Other	62,960	64,236
Prepaid qualified pension benefits	75,725	75,586
Other	7,444	9,404

Total deferred charges and other assets	161,357	149,226

Total Assets	$2,657,072	$2,446,135

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$908,364	$835,757
Preferred stock	28,173	28,173
Long-term debt	581,541	584,150

Total capitalization	1,518,078	1,448,080

Current Liabilities
Current maturities of long-term debt	55,062	50,122
Notes payable	2,224	10,409
Accounts payable and other accrued liabilities	145,347	149,706
Wages payable	13,941	13,196
Accrued interest	3,097	2,919
Dividends declared	16,787	16,524
Customer deposits and advance payments	35,004	33,880
Gas costs and other regulatory liabilities	51,228	14,103
Accrued taxes	62,386	10,261
Payables to associated companies	68,603	18,598
Other	137	281

Total current liabilities	453,816	319,999

Deferred Credits
Unamortized investment tax credits	13,586	14,033
Deferred income taxes	293,106	290,375
Accrued pensions and benefits	42,829	40,916
Regulatory liabilities
Accrued asset removal costs	282,379	272,124
Gas costs	—	11,600
Other	15,762	15,946
Other	37,516	33,062

Total deferred credits	685,178	678,056

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$2,657,072	$2,446,135

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2006	2005	2006	2005

UTILITY OPERATIONS
Operating Revenues	$712,809	$644,636	$1,317,794	$1,056,862
Less: Cost of gas	485,516	393,969	895,750	625,855
Revenue taxes	20,760	23,779	37,453	40,874

Utility Net Revenues	206,533	226,888	384,591	390,133

Other Operating Expenses
Operation	57,091	50,795	108,815	98,263
Maintenance	9,483	9,084	18,545	18,013
Depreciation and amortization	22,909	21,238	45,684	43,257
General taxes	12,977	12,113	22,973	21,110
Income taxes	35,081	46,647	63,110	70,621

Utility Other Operating Expenses	137,541	139,877	259,127	251,264

Utility Operating Income	68,992	87,011	125,464	138,869

NON-UTILITY OPERATIONS
Operating Revenues
Other non-utility	277	256	402	509

Non-Utility Operating Revenues	277	256	402	509

Other Operating Expenses (Income)
Operating expenses (income)	(3,829)	2,366	(3,538)	3,893
Income tax (benefit) expense	1,470	(830)	1,404	(1,333)

Non-Utility Operating Expenses (Income)	(2,359)	1,536	(2,134)	2,560

Non-Utility Operating Income (Loss)	2,636	(1,280)	2,536	(2,051)

TOTAL OPERATING INCOME	71,628	85,731	128,000	136,818
Other Income (Expenses)—Net
Income (expense)—net	133	122	49	(157)
Income tax benefit (expense)	(315)	(105)	(222)	(57)

Other Income (Expenses)—Net	(182)	17	(173)	(214)

INCOME BEFORE INTEREST EXPENSE	71,446	85,748	127,827	136,604
INTEREST EXPENSE
Interest on long-term debt	10,305	10,492	20,527	20,998
Other—net	1,069	191	2,169	359

Total Interest Expense	11,374	10,683	22,696	21,357

NET INCOME (BEFORE PREFERRED STOCK DIVIDENDS)	60,072	75,065	105,131	115,247
DIVIDENDS ON PREFERRED STOCK	330	330	660	660

NET INCOME (APPLICABLE TO COMMON STOCK)	$59,742	$74,735	$104,471	$114,587

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Six Months Ended
	March 31,
(In thousands)	2006	2005

OPERATING ACTIVITIES
Net income (before preferred stock dividends)	$105,131	$115,247
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES
Depreciation and amortization:
Per Statements of Income	45,684	43,257
Charged to other accounts	2,510	2,213
Deferred income taxes—net	2,346	12,209
Amortization of investment tax credits	(447)	(447)
Accrued/deferred pension cost	(757)	(2,536)
Other non-cash charges (credits)—net	2,440	1,556

CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, accrued utility revenues and receivables from associated companies	(236,606)	(241,898)
Gas costs and other regulatory assets/liabilities—net	37,983	46,885
Storage gas	81,578	121,649
Other prepayments—principally taxes	2,844	1,311
Accounts payable and other accrued liabilities, including payables to associated companies	48,140	41,624
Wages payable	745	738
Customer deposits and advance payments	1,124	10,394
Accrued taxes	52,125	49,571
Accrued interest	178	52
Deferred purchased gas costs—net	(26,828)	(19,714)
Other current assets and liabilities—net	(2,425)	1,197
Other—net	9,166	3,040

Net Cash Provided by Operating Activities	124,931	186,348

FINANCING ACTIVITIES
Long-term debt issued	77,404	93
Long-term debt retired	(76,033)	(20,110)
Debt issuance costs	(578)	—
Notes payable issued (retired)—net	(8,185)	(18,686)
Dividends on common stock and preferred stock	(33,084)	(32,300)
Other financing activities—net	(1,031)	(428)

Net Cash Used in Financing Activities	(41,507)	(71,431)

INVESTING ACTIVITIES
Capital expenditures (excludes Allowance for Funds Used During Construction)	(70,856)	(47,293)
Other investing activities—net	(2,152)	(2,075)

Net Cash Used in Investing Activities	(73,008)	(49,368)

INCREASE IN CASH AND CASH EQUIVALENTS	10,416	65,549
Cash and Cash Equivalents at Beginning of Year	3,054	3,398

Cash and Cash Equivalents at End of Period	$13,470	$68,947

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$19,377	$17,467
Interest paid	$22,190	$20,799
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$—	$16,447
Capital expenditures included in accounts payable and other accrued liabilities	$(2,494)	$(5,966)
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
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
     For a description of the Company’s accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2005. There have been no significant changes to these policies subsequent to September 30, 2005, except for the adoption of a new accounting standard, as discussed below. Certain reclassifications have been made to the consolidated financial statements of WGL Holdings and the financial statements of Washington Gas for the prior periods presented to conform to the presentation in the current periods of fiscal year 2006. In fiscal year 2006, WGL Holdings and Washington Gas made reclassifications on their statements of income for the three and six months ended March 31, 2005 of $2.4 million and $3.9 million, respectively, along with related income tax benefits of $930,000 and $1.5 million, respectively, related to weather insurance expense from “Other Income (Expenses) – Net” to “Non-utility operating expenses” to conform with the presentation of similar amounts recorded in the current periods. These reclassifications were considered immaterial to the overall presentation of the respective financial statements.
     Stock-Based Compensation
     Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
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
     Prior to October 1, 2005, the Company had accounted for its share-based payment transactions in accordance with SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which permitted the Company to apply APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. In accordance with APB Opinion No. 25, the Company did not record compensation expense related to its stock option grants in its financial statements. The Company did record compensation expense over the requisite service period for performance shares awarded to certain key employees based on the market value of the Company’s common stock at the end of each reporting period.
     The following table depicts the effect of adopting SFAS No. 123 (revised) on net income and earnings per share for the three and six months ended March 31, 2006. Specifically shown is the Company’s reported net income and earnings per share for the three and six months ended March 31, 2006, which reflect compensation expense related to the Company’s share-based awards recorded in accordance with SFAS No. 123 (revised), as compared to net income and earnings per share for the same period that would have been reported had such compensation expense been recorded under APB Opinion No. 25.
WGL Holdings, Inc.
Effect of Adopting SFAS No. 123 (Revised)

	Three Months Ended		Six Months Ended
	March 31, 2006		March 31, 2006
	As	Per	As	Per
(In thousands, except per share data)	Reported	APB No. 25	Reported	APB No. 25

Total stock-based compensation expense (before income taxes)	$1,251	$885	$2,746	$1,557
Net income	$56,883	$57,104	$101,269	$101,989
Earnings per share:
Basic	$1.17	$1.17	$2.08	$2.09
Diluted	$1.16	$1.17	$2.07	$2.09

     As permitted by SFAS No. 123 (revised), the Company used the modified prospective method of adopting the new accounting standard; accordingly, financial results for the prior periods presented were not retroactively adjusted to reflect the effects of SFAS No. 123 (revised). If stock-based compensation expense for the three and six months ended March 31, 2005 had been determined and recorded based on the fair value at the grant dates of the awards consistent with the method prescribed by SFAS No. 123, which was superseded by SFAS No. 123 (revised), the Company’s net income and earnings per share for the three and six months ended March 31, 2005 would have been reduced to the amounts shown in the following table.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
WGL Holdings, Inc.
Pro Forma Effect of Stock-Based Compensation

	Three Months Ended	Six Months Ended
(In thousands, except per share data)	March 31, 2005	March 31, 2005

Net income as reported	$79,946	$123,078
Add: Stock-based employee compensation expense included in reported net income, net of tax (a)	535	1,213
Deduct: Total stock-based employee compensation expense determined under the fair value-based method, net of tax (b)	(667)	(1,477)

Pro forma net income	$79,814	$122,814

Earnings per average common share—basic
As reported	$1.64	$2.53
Pro forma	$1.64	$2.52
Earnings per average common share—diluted
As reported	$1.63	$2.51
Pro forma	$1.63	$2.51

(a) Reflects compensation expense related to performance shares.
(b) Reflects compensation expense related to performance shares and stock options.
     Refer to Note 8 – Stock-Based Compensation of the Notes to Consolidated Financial Statements for a further discussion of compensation expense related to the Company’s share-based awards.
     Recent Accounting Standards
     In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, Accounting for Servicing of Financial Assets, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities with respect to accounting for separately-recognized servicing assets and servicing liabilities. SFAS No. 156 requires all separately-recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Subsequent to initial recognition, an entity may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this statement. SFAS No. 156 is effective for the Company on October 1, 2006. Management is currently evaluating the effect of this standard but, based on the Company’s current operations, it does not believe it will materially affect the Company’s consolidated financial statements.
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 gives entities the option of applying fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would require bifurcation under SFAS No. 133. SFAS No. 155 is effective for the Company on October 1, 2006. Management is currently evaluating the effect of this standard but, based on the Company’s current operations, it does not believe it will materially affect the Company’s consolidated financial statements.
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

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
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
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be charged to income as a current period expense rather than capitalized as inventory costs. SFAS No. 151 became effective for the Company for inventory costs incurred on and after October 1, 2005. The adoption of this standard had no effect on the Company’s consolidated financial statements for the three and six months ended March 31, 2006.
NOTE 2. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

     The tables below provide details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets for both WGL Holdings and Washington Gas.
WGL Holdings, Inc.

(In thousands)	Mar. 31, 2006	Sept. 30, 2005

Accounts payable — trade	$225,163	$183,030
Employee benefits and payroll accruals	10,632	13,806
Other accrued liabilities	19,378	8,080

Total	$255,173	$204,916

Washington Gas Light Company

(In thousands)	Mar. 31, 2006	Sept. 30, 2005

Accounts payable — trade	$117,285	$130,211
Employee benefits and payroll accruals	10,012	12,446
Other accrued liabilities	18,050	7,049

Total	$145,347	$149,706

NOTE 3. SHORT-TERM DEBT

     At March 31, 2006 and September 30, 2005, WGL Holdings and its subsidiaries had $161.8 million and $40.9 million, respectively, of commercial paper outstanding at a weighted average cost of 4.88 percent and 3.87 percent, respectively. Included in these consolidated balances were $2.2 million and $10.4 million in commercial paper that Washington Gas had outstanding at March 31, 2006 and September 30, 2005, respectively.
     To support their commercial paper borrowings, WGL Holdings and Washington Gas each have revolving credit agreements with a group of commercial banks that expire on September 30, 2010. The credit facility for WGL Holdings permits it to borrow up to $275 million, and further permits the Company to request prior to September 30, 2009, and the banks to approve, an additional line of credit of $50 million above the original credit limit, for a maximum potential total of $325 million. The

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
credit facility for Washington Gas permits it to borrow up to $225 million, and further permits Washington Gas to request prior to September 30, 2009, and the banks to approve, an additional line of credit of $100 million above the original credit limit, for a maximum potential total of $325 million. There were no outstanding borrowings under these credit facilities at March 31, 2006 or September 30, 2005.
NOTE 4. LONG-TERM DEBT

     Washington Gas issues unsecured Medium-Term Notes (MTNs) with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance. At March 31, 2006, Washington Gas had capacity under a shelf registration that was declared effective by the SEC on April 24, 2003, to issue up to $77.5 million of long-term debt.
     On January 18, 2006, Washington Gas issued $25.0 million of 5.17 percent MTNs due January 18, 2016, and $25.0 million of 5.70 percent MTNs due January 18, 2036. On February 15, 2006, Washington Gas used the combined cash proceeds from these debt issuances to retire $50.0 million of 6.15 percent MTNs through its exercise of call options.
     On March 22, 2006, Washington Gas issued $25.0 million of 5.78 percent MTNs due March 15, 2036. Concurrent with this issuance, Washington Gas paid $26.0 million, plus accrued interest, to retire $25.0 million of 7.31 percent MTNs with a stated maturity date of October 30, 2007, by exercising a make-whole call. The make-whole call premium of $958,000 was recorded as a regulatory asset, and is being amortized in accordance with regulatory accounting requirements.
     Refer to Note 9—Derivative and Weather-Related Instruments for a discussion of derivative transactions that were settled concurrent with these debt issuances.
NOTE 5. COMMON SHAREHOLDERS’ EQUITY

     The tables below reflect the components of “Common shareholders’ equity” for WGL Holdings, Inc. and Washington Gas Light Company as of March 31, 2006 and September 30, 2005.
WGL Holdings, Inc.
Components of Common Shareholders’ Equity

(In thousands, except shares)	Mar. 31, 2006	Sept. 30, 2005

Common stock, no par value, 120,000,000 shares authorized, 48,762,228 and 48,704,340 shares issued, respectively	$474,821	$472,974
Paid-in capital	6,267	6,142
Retained earnings	487,231	418,649
Accumulated other comprehensive loss, net of taxes	(4,629)	(3,773)

Total	$963,690	$893,992

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Washington Gas Light Company
Components of Common Shareholder’s Equity

(In thousands, except shares)	Mar. 31, 2006	Sept. 30, 2005

Common stock, $1 par value, 80,000,000 shares authorized, 46,479,536 shares issued	$46,479	$46,479
Paid-in capital	457,015	455,336
Retained earnings	409,499	337,715
Accumulated other comprehensive loss, net of taxes	(4,629)	(3,773)

Total	$908,364	$835,757

NOTE 6. COMPREHENSIVE INCOME

     The tables below reflect the components of “Comprehensive income” for the three and six months ended March 31, 2006 and 2005 for WGL Holdings, Inc. and Washington Gas Light Company. Items that are excluded from “Net income” and charged directly to “Common shareholders’ equity” are accumulated in “Other comprehensive loss, net of taxes.” The amount of “Accumulated other comprehensive loss, net of taxes” is included in “Common shareholders’ equity” (refer to Note 5—Common Shareholders’ Equity).
WGL Holdings, Inc.
Components of Comprehensive Income

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2006	2005	2006	2005

Net income (applicable to common stock)	$56,883	$79,946	$101,269	$123,078
Other comprehensive loss, net of taxes—minimum pension liability adjustment	—	(971)	(856)	(971)

Comprehensive income	$56,883	$78,975	$100,413	$122,107

Washington Gas Light Company
Components of Comprehensive Income

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2006	2005	2006	2005

Net income (before preferred stock dividends)	$60,072	$75,065	$105,131	$115,247
Other comprehensive loss, net of taxes—minimum pension liability adjustment	—	(971)	(856)	(971)

Comprehensive income	$60,072	$74,094	$104,275	$114,276

NOTE 7. EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period (see Note 8—Stock-Based Compensation). The following table reflects the computation of the Company’s basic and diluted EPS for WGL Holdings for the three and six months ended March 31, 2006 and 2005.

`
WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Basic and Diluted EPS

	Net		Per Share
(In thousands, except per share data)	Income	Shares	Amount

Three Months Ended March 31, 2006
Basic EPS:
Net income	$56,883	48,760	$1.17
Stock-based compensation plans	—	153	—

Diluted EPS:
Net income	$56,883	48,913	$1.16

Three Months Ended March 31, 2005
Basic EPS:
Net income	$79,946	48,688	$1.64
Stock-based compensation plans	—	308	—

Diluted EPS:
Net income	$79,946	48,996	$1.63

Six Months Ended March 31, 2006
Basic EPS:
Net income	$101,269	48,750	$2.08
Stock-based compensation plans	—	153	—

Diluted EPS:
Net income	$101,269	48,903	$2.07

Six Months Ended March 31, 2005
Basic EPS:
Net income	$123,078	48,679	$2.53
Stock-based compensation plans	—	288	—

Diluted EPS:
Net income	$123,078	48,967	$2.51

     For both the three- and six-month periods ended March 31, 2006, the Company had weighted average stock options outstanding totaling 364,000 shares that were not included in the calculation of diluted EPS as their effect would be anti-dilutive.
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

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
disability. The Company generally issues new shares of common stock in order to satisfy stock issuances related to both stock options and performance shares; however, the Company may, from time to time, repurchase shares of its common stock on the open market in order to satisfy these issuances.
     For the three and six months ended March 31, 2006, the Company recognized total stock-based compensation expense of $1.3 million and $2.7 million, respectively, along with related income tax benefits of $493,000 and $1.1 million respectively, in accordance with SFAS No. 123 (revised) which was adopted by the Company effective October 1, 2005 (refer to Note 1—Accounting Policies). For the three and six months ended March 31, 2005, the Company recognized total stock-based compensation expense of $823,000 and $1.9 million, respectively, along with related income tax benefits of $288,000 and $653,000, respectively, in accordance with APB Opinion No. 25.
     As of March 31, 2006, there was $6.9 million of total unrecognized compensation expense related to share-based awards granted under the 1999 Plan. Performance shares and stock options comprised $5.1 million and $1.8 million of total unrecognized compensation expense, respectively. The total unrecognized compensation expense is expected to be recognized over a weighted average period of 1.9 years, which comprises 2.0 years and 1.8 years for performance shares and stock options, respectively. During the six months ended March 31, 2006 and 2005, the Company paid $1.0 million and $415,000, respectively, related to taxes withheld for the issuance of share-based awards. No such payments were made during the three months ended March 31, 2006 and 2005.
     Performance Shares
     The following table summarizes information regarding performance share activity under the 1999 Plan during the three and six months ended March 31, 2006:
Performance Share Activity

	Three Months Ended		Six Months Ended
	March 31, 2006		March 31, 2006
		Weighted		Weighted
		Average		Average
	Number of	Grant-Date	Number of	Grant-Date
	Shares (1)	Fair Value	Shares(1)	Fair Value

Non-vested and outstanding, beginning of period	328,083	$30.50	308,012	$27.87
Granted	—	—	108,251	$32.62
Vested	—	—	(88,180)	$23.91
Cancelled/forfeited	—	—	—	—

Non-vested and outstanding, end of period	328,083	$30.50	328,083	$30.50

(1)	The number of common shares issued related to performance shares may range from zero to 200 percent of the number of shares shown in the table above based on the Company’s achievement of performance goals for total shareholder return relative to a selected peer group of companies.
     The total intrinsic value of performance shares vested during the six months ended March 31, 2006 and 2005 was $2.6 million and $1.0 million, respectively. No performance shares vested during the three months ended March 31, 2006 and 2005. Performance shares non-vested and outstanding at the end of the period had a weighted average remaining contractual term of 1.5 years.
     The Company measures compensation expense related to performance shares based on the fair value of these awards at their date of grant. Compensation expense for performance shares is recognized for awards that ultimately vest, and is not adjusted based on the actual achievement of

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
performance goals. The Company estimated the fair value of performance shares on the date of grant using a Monte Carlo simulation model based on the following assumptions:
Fair Value Assumptions

	Six Months Ended
	March 31,
	2006	2005

Expected stock-price volatility	17.63%	21.64%
Dividend yield	4.10%	4.60%
Risk-free interest rate	4.23%	1.71%
Weighted average fair value of performance shares granted during the period	$32.62	$29.62

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
     Stock Options
     The following table summarizes information regarding stock option activity under the 1999 Plan during the six months ended March 31, 2006. There was no stock option activity during the three months ended March 31, 2006.

Stock Option Activity
	Six Months Ended March 31, 2006

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	Of	Exercise	Contractual	Intrinsic Value
	Options	Price	Term (in years)	(in thousands)

Outstanding, beginning of period	1,293,831	$26.76
Granted	357,742	$32.13
Exercised	—	—
Cancelled/forfeited	—	—

Outstanding, end of period	1,651,573	$27.93	7.32	$4,119

Exercisable, end of period	584,677	$25.32	5.12	$2,984

     There were no exercises of stock options during the three and six months ended March 31, 2006. The Company received $285,000 related to the exercise of stock options during the three and six months ended March 31, 2005.
     The Company measures compensation expense related to stock options based on the fair value of these awards at their date of grant. Compensation expense for stock options is recognized for awards that ultimately vest. The Company estimated the fair value of stock options on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Fair Value Assumptions

	Six Months Ended
	March 31,
	2006	2005

Expected stock-price volatility	22.07%	21.64%
Dividend yield	4.1%	4.6%
Risk-free interest rate	4.26%	1.71%
Expected option term	6.5 years	3 years
Weighted average fair value of stock options granted during the period	$5.51	$3.07

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
NOTE 9. DERIVATIVE AND WEATHER-RELATED INSTRUMENTS

     DERIVATIVE INSTRUMENTS
     Regulated Utility Operations
     Washington Gas enters into forward contracts and other related transactions for the purchase of natural gas that qualify as derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively referred to as “SFAS No. 133”). As of March 31, 2006 and September 30, 2005, such contracts had a net fair value loss of $4.7 million and a net fair value gain of $18.2 million, respectively. Of the March 31, 2006 amount, $5.0 million represented a fair value loss that was recorded on the balance sheet as a payable, with a corresponding amount recorded as a regulatory asset. This was partially offset by a $317,000 fair value gain that was recorded as a receivable, with a corresponding amount recorded as a regulatory liability. Of the September 30, 2005 amount, $19.9 million represented a fair value gain that was recorded on the balance sheet as a receivable, with a corresponding amount recorded as a regulatory liability. This was partially offset by a $1.7 million fair value loss that was recorded on the balance sheet as a payable, with a corresponding amount recorded as a regulatory asset. This accounting is in accordance with regulatory accounting requirements for recoverable or refundable costs.
     Washington Gas utilizes derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of MTNs. In July 2005, Washington Gas entered into two forward-starting swaps with an aggregate notional principal amount of $50.0 million. At September 30, 2005, these swaps had a fair value gain totaling $106,000 that was recorded as a receivable with a corresponding amount recorded as a regulatory liability. In conjunction with the issuance of $25.0 million of 5.17 percent MTNs on January 18, 2006 (refer to Note 4—Long-Term Debt), Washington Gas terminated $25.0 million of the total $50.0 million aggregate notional principal amount of the forward-starting swaps. Washington Gas received $182,000 associated with the settlement of this hedge agreement. Similarly, in conjunction with the issuance of $25.0 million of 5.70 percent MTNs on January 18, 2006 (refer to Note 4—Long-Term Debt), Washington Gas agreed to terminate the remaining $25.0 million notional principal amount of the forward-starting swaps.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Washington Gas received $104,000 associated with the settlement of this hedge agreement.
     In February 2006, Washington Gas entered into a forward-starting swap with a notional principal amount of $25.0 million. In conjunction with the issuance of $25.0 million of 5.78 percent MTNs on March 22, 2006 (refer to Note 4—Long-Term Debt), Washington Gas terminated this swap and received $303,000 associated with the settlement of this hedge agreement. The amounts received upon settlement of these three swaps were recorded as regulatory liabilities, and are being amortized in accordance with regulatory requirements.
     Non-Utility Operations
     The Company’s non-regulated retail energy-marketing subsidiary, WGEServices, enters into contracts for the sale and purchase of natural gas that qualify as derivative instruments under SFAS No. 133. WGEServices also enters into other derivative instruments (primarily in the form of call options, put options and swap contracts) related to the sale and purchase of natural gas. WGEServices’ derivative instruments are recorded at fair value on the Company’s consolidated balance sheets. Changes in the fair value of these various derivative instruments are reflected in the earnings of the retail energy-marketing segment. At September 30, 2005, these derivative instruments were recorded on the Company’s consolidated balance sheets as fair value gains of $5.4 million. No amounts related to these derivative instruments were recorded as of March 31, 2006. In connection with these derivative instruments, WGEServices recorded pre-tax losses of $807,000 and $4.9 million for the three and six months ended March 31, 2006, respectively. WGEServices recorded a pre-tax gain of $1.5 million and a pre-tax loss of $643,000 for the three and six months ended March 31, 2005, respectively.
     Consolidated Operations
     The following table summarizes the balance sheet classification for all derivative instruments with open positions for both WGL Holdings and Washington Gas.
Balance Sheet Classification of Open Positions on Derivative Instruments

	WGL Holdings		Washington Gas
	Mar. 31,	Sep. 30,	Mar. 31,	Sep. 30,
(in millions)	2006	2005	2006	2005

Assets
Current assets—Accounts receivable	$0.3	$15.8	$0.3	$15.8
Other current assets	—	5.5	—	0.1
Deferred charges and other assets—Other	—	4.1	—	4.1

Total assets	$0.3	$25.4	$0.3	$20.0

Liabilities
Accounts payable and other accrued liabilities	$1.0	$1.7	$1.0	$1.7
Deferred credits — Other	4.0	—	4.0	—

Total liabilities	$5.0	$1.7	$5.0	$1.7

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     WEATHER-RELATED INSTRUMENTS
     Regulated Utility Operations
     Washington Gas has both a weather insurance policy and heating degree day (HDD) derivative that are used to mitigate the negative financial effects of warmer-than-normal weather. These weather-related instruments are accounted for under the guidelines issued by the Emerging Issues Task Force (EITF) of the FASB in Issue No. 99-2. Benefits are recognized to the extent actual HDDs fall below the contracted HDDs for each instrument. Premium expense is being amortized based on the pattern of normal HDDs over the period of the terms of the respective weather-related instruments.
     Prior to October 1, 2005, Washington Gas maintained a weather insurance policy covering all of its jurisdictions designed to cover 50 percent of the impact of warmer-than-normal weather on its financial results. This policy expired on September 30, 2005.
     During the three and six months ended March 31, 2006, Washington Gas recorded accrued benefits, net of premium costs, of $3.5 million (or $2.1 million after income taxes) and $3.2 million (or $2.0 million after income taxes), respectively, related to both its weather insurance policy and weather derivative. Washington Gas recorded premium expense of $2.4 million (or $1.5 million after income taxes) and $3.9 million (or $2.4 million after income taxes) during the three and six months ended March 31, 2005, respectively, related to the expired weather insurance policy. The premium expense and any benefits that are derived from the weather insurance policy and HDD derivative are not considered in establishing the retail rates of the regulated utility. Accordingly, Washington Gas records all expenses and benefits related to these weather-related instruments as “Non-utility operating expenses (income)” in the Statements of Income.
     Non-Utility Operations
     WGEServices also holds HDD derivatives that are used to manage its risk for natural gas customers who participate in a program that allows them to pay a fixed amount for their gas requirements regardless of the amount of gas consumed, and to manage other weather-related risks. These hedges cover a portion of WGEServices’ estimated net revenue exposure to variations in HDDs. These contracts pay WGEServices a fixed dollar amount for every HDD over a specified level during the calculation period. Similar to Washington Gas’ weather-related instruments, these contracts are accounted for under the guidelines issued by EITF Issue No. 99-2. For the three and six months ended March 31, 2006, the Company recorded, net of premium costs, a pre-tax loss of $2.2 million (or $1.4 million after income taxes) and $2.0 million (or $1.2 million after income taxes), related to these hedges, respectively. For the three and six months ended March 31, 2005, the Company recorded, including premium costs, a pre-tax loss of $96,000 (or $59,000 after income taxes) and $249,000 (or $154,000 after income taxes) related to these hedges, respectively.
NOTE 10. OPERATING SEGMENT REPORTING

     WGL Holdings reports three operating segments: (i) regulated utility; (ii) retail energy-marketing; and (iii) heating, ventilating and air conditioning (HVAC) activities.
     With approximately 91 percent of WGL Holdings’ consolidated total assets, the regulated utility segment is the Company’s core business and comprises Washington Gas and Hampshire. The regulated utility segment, through Washington Gas, provides regulated gas distribution services (including the sale and delivery of natural gas, meter reading, responding to customer inquiries, bill preparation and the construction and maintenance of its natural gas distribution system) to customers primarily in Washington, D.C. and the surrounding metropolitan areas in Maryland and Virginia. In addition to the regulated operations of Washington Gas, the regulated utility segment includes the operations of Hampshire, an underground natural gas storage company that is regulated under a cost of service tariff by the Federal Energy Regulatory Commission (FERC), and provides services exclusively to Washington Gas.
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
     Certain activities of the Company are not significant enough on a stand-alone basis to warrant

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
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
     The same accounting policies applied in preparing the Company’s consolidated financial statements also apply to the reported segments. While net income or loss is the primary criterion for measuring a segment’s performance, the Company also evaluates its operating segments based on other relevant factors, such as return on invested capital.
     The Statements of Income of Washington Gas, the regulated utility, report all transactions that are part of that legal entity, Washington Gas Light Company. Some of these transactions are not subject to a jurisdictional rate case and these types of transactions are reported as part of the “Non-Utility Operations” section in the Statements of Income to distinguish them from transactions included in the rate regulated model. In segment reporting, however, such transactions may be included in the “Regulated Utility” section of the Operating Segment Financial Information if the transactions relate to that segment. For example, the financial effects of weather insurance or a weather derivative that are not considered in connection with the determination of base rates of the regulated utility in a regulatory proceeding is not included in the caption “Utility Operating Income” in the Statements of Income, but the financial impact is included below in the operating results of the “Regulated Utility” section of the Operating Segment Financial Information. The following tables present operating segment information for the three and six months ended March 31, 2006 and 2005.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Operating Segment Financial Information

		Non-Utility Operations
	Regulated	Retail Energy-		Other
(In thousands)	Utility	Marketing	HVAC	Activities	Total	Eliminations	Consolidated

Three Months Ended March 31, 2006

Total Revenues	$712,809	$356,066	$8,411	$295	$364,772	$(7,153)	$1,070,428
Operating Expenses:
Depreciation and Amortization	23,097	82	21	—	103	—	23,200
Other Operating Expenses (a)	581,625	357,575	9,525	1,024	368,124	(7,153)	942,596
Income Tax Expense (Benefit)	36,560	(1,050)	(445)	(146)	(1,641)	—	34,919

Total Operating Expenses	641,282	356,607	9,101	878	366,586	(7,153)	1,000,715

Operating Income (Loss)	71,527	(541)	(690)	(583)	(1,814)	—	69,713
Interest Expense — Net	11,374	1,055	—	1,268	2,323	(994)	12,703
Other Non-Operating Income (Expense) (b)	(169)	—	3	1,363	1,366	(994)	203
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330

Net Income (Loss) (Applicable to Common Stock)	$59,654	$(1,596)	$(687)	$(488)	$(2,771)	$—	$56,883

Total Assets	$2,661,344	$303,475	$24,682	$169,425	$497,582	$(246,589)	$2,912,337

Capital Expenditures/Investments	$36,205	$125	$26	$—	$151	$—	$36,356

Three Months Ended March 31, 2005

Total Revenues	$644,636	$285,918	$8,343	$319	$294,580	$(9,410)	$929,806
Operating Expenses:
Depreciation and Amortization	21,418	61	34	—	95	—	21,513
Other Operating Expenses (a)	491,847	275,889	8,750	1,111	285,750	(9,410)	768,187
Income Tax Expense (Benefit)	45,747	3,807	(168)	(255)	3,384	—	49,131

Total Operating Expenses	559,012	279,757	8,616	856	289,229	(9,410)	838,831

Operating Income (Loss)	85,624	6,161	(273)	(537)	5,351	—	90,975
Interest Expense — Net	10,683	385	—	491	876	(361)	11,198
Other Non-Operating Income (Expense) (b)	29	9	17	805	831	(361)	499
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330

Net Income (Loss) (Applicable to Common Stock)	$74,640	$5,785	$(256)	$(223)	$5,306	$—	$79,946

Total Assets	$2,543,800	$199,208	$26,243	$92,205	$317,656	$(145,602)	$2,715,854

Capital Expenditures/Investments	$21,724	$337	$20	$—	$357	$—	$22,081

(a)	Includes cost of gas and electricity, and revenue taxes.

(b)	Amounts reported are net of applicable income taxes.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Operating Segment Financial Information

		Non-Utility Operations
	Regulated	Retail Energy-		Other
(In thousands)	Utility	Marketing	HVAC	Activities	Total	Eliminations	Consolidated

Six Months Ended March 31, 2006

Total Revenues	$1,317,794	$652,851	$19,485	$425	$672,761	$(10,801)	$1,979,754
Operating Expenses:
Depreciation and Amortization	46,057	162	44	—	206	—	46,263
Other Operating Expenses (a)	1,079,272	653,153	21,688	1,589	676,430	(10,801)	1,744,901
Income Tax Expense (Benefit)	64,541	(771)	(1,161)	(147)	(2,079)	—	62,462

Total Operating Expenses	1,189,870	652,544	20,571	1,442	674,557	(10,801)	1,853,626

Operating Income (Loss)	127,924	307	(1,086)	(1,017)	(1,796)	—	126,128
Interest Expense — Net	22,696	1,480	—	1,732	3,212	(1,223)	24,685
Other Non-Operating Income (Expense) (b)	(144)	—	(32)	1,885	1,853	(1,223)	486
Dividends on Washington Gas Preferred Stock	660	—	—	—	—	—	660

Net Income (Loss) (Applicable to Common Stock)	$104,424	$(1,173)	$(1,118)	$(864)	$(3,155)	$—	$101,269

Total Assets	$2,661,344	$303,475	$24,682	$169,425	$497,582	$(246,589)	$2,912,337

Capital Expenditures/Investments	$71,911	$633	$113	$—	$746	$—	$72,657

Six Months Ended March 31, 2005

Total Revenues	$1,056,862	$491,206	$17,202	$613	$509,021	$(12,685)	$1,553,198
Operating Expenses:
Depreciation and Amortization	43,614	116	68	—	184	—	43,798
Other Operating Expenses (a)	807,410	474,065	18,350	1,917	494,332	(12,689)	1,289,053
Income Tax Expense (Benefit)	69,183	6,510	(452)	(435)	5,623	—	74,806

Total Operating Expenses	920,207	480,691	17,966	1,482	500,139	(12,689)	1,407,657

Operating Income (Loss)	136,655	10,515	(764)	(869)	8,882	4	145,541
Interest Expense — Net	21,357	634	1	828	1,463	(591)	22,229
Other Non-Operating Income (Expense) (b)	(195)	12	77	1,127	1,216	(595)	426
Dividends on Washington Gas Preferred Stock	660	—	—	—	—	—	660

Net Income (Loss) (Applicable to Common Stock)	$114,443	$9,893	$(688)	$(570)	$8,635	$—	$123,078

Total Assets	$2,543,800	$199,208	$26,243	$92,205	$317,656	$(145,602)	$2,715,854

Capital Expenditures/Investments	$47,573	$397	$90	$—	$487	$—	$48,060

(a)	Includes cost of gas and electricity, and revenue taxes.

(b)	Amounts reported are net of applicable income taxes.
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
     In connection with billing for unregulated third-party marketers and with other miscellaneous billing

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
processes, Washington Gas collects cash on behalf of affiliates and transfers the cash as quickly as reasonably possible. Cash collected by Washington Gas on behalf of its affiliates but not yet transferred is recorded in “Payables to associated companies” on the Washington Gas Balance Sheets. These transactions recorded by Washington Gas impact the balance sheet only.
     At March 31, 2006 and September 30, 2005, the Washington Gas Balance Sheets reflected a receivable from associated companies of $1.7 million and $8.1 million, respectively. At March 31, 2006 and September 30, 2005, the Washington Gas Balance Sheets reflected a payable to associated companies of $68.6 million and $18.6 million, respectively.
     Additionally, Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGEServices. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services and the related sales and purchases of natural gas, Washington Gas charged WGEServices, an affiliated energy marketer, $7.2 million and $9.4 million for the three months ended March 31, 2006 and 2005, respectively. In the six months ended March 31, 2006 and 2005, the charges were $10.8 million and $12.7 million, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.
NOTE 12. COMMITMENTS AND CONTINGENCIES
     REGULATED UTILITY OPERATIONS
     Operating Issues in Prince George’s County, Maryland
     On April 1, 2005, Washington Gas announced that it would address a significant increase in the number of natural gas leaks on its distribution system in a portion of Prince George’s County, Maryland. Washington Gas retained an international engineering consulting firm to determine the cause for the increase in leaks in the affected area of Prince George’s County. Based on the work of the consultant, there is a combination of three contributing factors to the higher leak rates of seals on couplings. However, the factor that is unique to the affected area is the change in the gas composition resulting from a change in the gas supply arising from the reactivation of the Dominion Cove Point (Dominion or Cove Point) liquefied natural gas (LNG) terminal owned by Dominion Resources, Inc. The gas from the Cove Point terminal has a lower concentration of heavy hydrocarbons (HHCs) than domestic natural gas. The Company learned from the consultant’s work that a characteristic of the rubber material comprising the seals in the couplings is the ability of the seals to both adsorb and desorb HHCs. When seals are exposed to higher levels of HHCs, they swell in size and cause a tighter seal. However, when gas, such as the gas from the Cove Point terminal is introduced and it has a lower level of HHCs, the seals shrink in size and there is a greater propensity for those seals to cause the couplings to leak.
     Also considered as potentially contributing factors to a higher failure rate for seals of this nature are the age of the couplings and the colder ground temperature during the winter. However, both the age of the couplings and the ground temperature are common to couplings in other areas of Washington Gas’ service territory where leak patterns have not been observed like those in the affected area of Prince George’s County. Thus, in management’s opinion, the relevant change that explains the higher incidence of leaks in the affected area of Prince George’s County is the composition of the gas resulting from the introduction of gas from the Cove Point terminal.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Given the increase in the number of natural gas leaks, Washington Gas announced that it would replace gas service lines and rehabilitate gas mains that contain the applicable mechanical couplings in the affected area of the distribution system in Prince George’s County (the rehabilitation project) by the end of December 2007. The rehabilitation project is currently expected to cost $144 million. This cost estimate could differ materially from the actual costs incurred for the work associated with the project. As a result of the receipt of an Accounting Order dated June 1, 2005 from the Public Service Commission of Maryland (PSC of MD), the Company is capitalizing all costs of encapsulating certain couplings on mains with respect to this rehabilitation project. This phase represents less than 10% of the total estimated cost of the rehabilitation project. However, the receipt of the order from the PSC of MD is not determinative of the ratemaking treatment, and the PSC of MD retains jurisdiction to adopt any ratemaking treatment it deems appropriate.
     Management of Washington Gas considers the cost of the rehabilitation project described above necessary to provide safe and reliable utility service. Management anticipates that costs such as these eventually will be recognized in the ratemaking process as reasonable. Washington Gas has not yet requested recovery of the costs. However, Washington Gas is considering the effect of these capital expenditures on its ability to earn its allowed rate of return in Maryland, and is evaluating the most appropriate options to enable full and timely recovery of, and return on, the amounts to be expended. There can be no assurance at this time that recovery in rates will be allowed or at what point in time such recovery may begin to be reflected in rates. If Washington Gas is unable to recover from customers through the regulatory process all or some of these costs and its authorized rate of return on these costs, this could have a significant adverse effect on the Company’s financial condition, results of operations and cash flows.
     Washington Gas has examined potential approaches that will enable it to protect against the effect of the introduction of gas from the Cove Point LNG terminal on its distribution system in both the affected area of Prince George’s County and on other areas of its distribution system where additional volumes of gas from the Cove Point terminal may flow in the future if the Cove Point terminal is allowed to expand its capacity and output. The current cost estimate of the $144 million rehabilitation project discussed above does not consider any costs that have been incurred to date or that will potentially be incurred associated with implementing any of these actions. Based upon the scientific evidence available to date Washington Gas constructed the facilities necessary to inject HHCs into the gas stream at the gate station that exclusively receives gas from the Cove Point terminal and serves the affected area of Prince George’s County, Maryland where the increase in gas leaks has been observed. This facility became operational in January 2006 at a cost of approximately $3.2 million. Washington Gas is planning the construction of up to as many as eight additional HHC injection facilities at other points on its gas distribution system in contemplation of the expansion in the amount of gas that will be received from the Cove Point terminal in the future.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Currently, Washington Gas is collecting the cost of HHCs in its purchased gas charge in Maryland and the District of Columbia from its sales customers, and will file in those jurisdictions to include the cost of HHCs in bills of marketers who serve delivery service customers in those jurisdictions. Washington Gas is not collecting the cost allocable to Virginia customers associated with the injection of HHCs at the gate station where this process became operational in January 2006, and will need to request recovery of these costs through a formal filing with the State Corporation Commission of Virginia (SCC of VA).
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
     Maryland Jurisdiction
     On August 8, 2005, the PSC of MD approved an unopposed Stipulation and Agreement (Stipulation), filed by Washington Gas and three other participants and accepted by the PSC of MD. The Stipulation resolved outstanding issues from a Final Order previously issued by the PSC of MD regarding the manner in which interruptible transportation service is charged to Maryland customers. The Stipulation also requested approval by the PSC of MD of a revenue normalization adjustment (RNA) mechanism, a billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. The Stipulation also allows for the impact of the RNA on Washington Gas’ risk and rate of return to be evaluated in the next rate case. The RNA became effective on October 1, 2005. Washington Gas’ net income for the three and six months ended March 31, 2006 includes the effect of the RNA.
     Washington Gas underwent a routine review of its gas costs that were billed to customers in Maryland from September 2003 through August 2004. Each year, the PSC of MD reviews the annual gas costs collected from customers to determine if Washington Gas’ purchased gas costs are not justified because: (1) Washington Gas failed to show that the charges were based solely on increased

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
costs of purchased gas; (2) Washington Gas failed to follow competitive practices in purchasing natural gas; or (3) Washington Gas failed to show that its practices in procuring and purchasing natural gas were reasonable. On March 14, 2006, a Hearing Examiner of the PSC of MD issued a proposed order approving purchased gas charges of Washington Gas for the twelve-month period ending August 2004, except for $4.6 million of such charges that the Hearing Examiner recommended be disallowed because, in the opinion of the Hearing Examiner, they were not reasonably and prudently incurred. Washington Gas filed a Notice of Appeal on April 12, 2006 and a Memorandum on Appeal on April 21, 2006 with the PSC of MD, asserting that the Hearing Examiner’s recommendation is without merit. Reply memorandums must be filed by May 11, 2006 and the PSC of MD is expected to issue a final order after that date. During the second quarter of fiscal year 2006, Washington Gas accrued a liability of $4.6 million (pre-tax) related to the proposed disallowance of these purchased gas charges.
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
     On October 19, 2005, the VA Staff filed a report with the SCC of VA in connection with Washington Gas’ earnings test for the twelve-month period ended December 31, 2004. The VA

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Staff’s report concluded that Washington Gas did not earn in excess of its allowed return on equity during this period, and recommended that Washington Gas not be required to record any additional depreciation expense related to its earnings for the twelve-month period ended December 31, 2004. On November 28, 2005, the SCC of VA issued a Final Order that concurred with the VA Staff’s recommendation. On April 28, 2006, Washington Gas filed an earnings test for the twelve months ended December 31, 2005. The regulated utility’s filing, which is subject to review by the applicable parties within the SCC of VA, did not indicate that Washington Gas earned in excess of its allowed return on equity during the period of the earnings test.
     NON-UTILITY OPERATIONS
     As discussed below, the Company is a party to financial guarantees related to the energy-marketing activities of WGEServices. WGEServices also is exposed to the risk of non-performance associated with its principal electric supplier.
     Financial Guarantees
     WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity made by WGEServices. At March 31, 2006, these guarantees totaled $313.3 million. Termination of these guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings also issued guarantees totaling $5.0 million at March 31, 2006 that were made on behalf of certain of its non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $318.3 million, $3.0 million, $10.0 million and $600,000 are due to expire on December 31, 2006, June 30, 2007 and February 29, 2008, respectively. The remaining guarantees of $304.7 million do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
     Electric Supplier Contingency
     WGEServices owns no electric generation assets and, through March 31, 2006, received a portion of its electric supply to serve its retail customers under full requirements supply contracts. WGEServices’ principal supplier of electricity under full requirements supply contracts is Mirant Energy Trading LLC (MET) (formerly known as Mirant Americas Energy Marketing, L.P.), which is a wholly owned subsidiary of Mirant Corporation (Mirant). On July 14, 2003, Mirant and substantially all of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. MET, through its predecessor, was included in these bankruptcy filings. On January 3, 2006, Mirant and its subsidiaries emerged from bankruptcy. WGEServices and MET have a contract including provisions that allow WGEServices to net payables to MET against any damages that may result from default on the part of MET, and allow WGEServices to request collateral under certain situations. At September 30, 2005, WGEServices held cash deposits as collateral totaling $18.3 million related to supplier risks for electric purchase transactions under this contract. This cash collateral was refunded in the second quarter of fiscal year 2006 when market conditions reduced the collateral requirement. As of March 31, 2006, WGEServices held a small letter of credit as collateral.
     ACI Contingency
     As previously reported, ACI was engaged in an arbitration proceeding with a general contractor. In the proceeding, ACI claimed that it was wrongfully terminated in January 2003 from completing work on behalf of the general contractor, and sought recovery of its accounts receivable. In the same

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
matter, the general contractor made a counterclaim against ACI for costs that it incurred to complete the project and legal fees. On January 30, 2006, the arbitration panel found that the termination of ACI was wrongful and that the general contractor should pay ACI $960,000. Consolidated net income for the six months ended March 31, 2006, reflect the effect of the decision of the arbitration panel. Amounts recorded for the six months ended March 31, 2006 related to this matter were not material to the Company’s consolidated results of operations.
NOTE 13. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

     The following tables show the components of net periodic benefit costs (income) recognized in the Company’s financial statements during the three and six months ended March 31, 2006 and 2005:
Components of Net Periodic Benefit Costs (Income)

	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2005

				Health and
	Pension	Health and	Pension	Life
(In thousands)	Benefits	Life Benefits	Benefits	Benefits

Components of net periodic benefit costs (income)
Service cost	$2,627	$2,558	$2,538	$2,590
Interest cost	9,292	5,456	9,197	5,758
Expected return on plan assets	(12,659)	(3,570)	(12,942)	(3,311)
Recognized prior service cost	576	—	560	—
Recognized actuarial loss	839	2,580	290	2,223
Amortization of transition obligation-net	—	363	—	1,436

Net periodic benefit cost (income)	675	7,387	(357)	8,696

Amount capitalized as construction costs	(101)	(707)	126	(1,074)
Amount deferred as regulatory asset/liability-net	(1,012)	(177)	(881)	(420)
Other	(27)	—	(48)	(24)

Amount charged (credited) to expense	$(465)	$6,503	$(1,160)	$7,178

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (concluded)
Notes to Consolidated Financial Statements (Unaudited)
Components of Net Periodic Benefit Costs (Income)

	Six Months Ended		Six Months Ended
	March 31, 2006		March 31, 2005

	Pension	Health and	Pension	Health and
(In thousands)	Benefits	Life Benefits	Benefits	Life Benefits

Components of net periodic benefit costs (income)
Service cost	$5,253	$5,116	$5,077	$5,180
Interest cost	18,585	10,912	18,394	11,517
Expected return on plan assets	(25,318)	(7,140)	(25,883)	(6,622)
Recognized prior service cost	1,152	—	1,120	—
Recognized actuarial loss	1,679	5,159	579	4,445
Amortization of transition obligation-net	—	726	—	2,872

Net periodic benefit cost (income)	1,351	14,773	(713)	17,392

Amount capitalized as construction costs	19	(1,737)	257	(2,189)
Amount deferred as regulatory asset/liability-net	(2,024)	(354)	(1,733)	(883)
Other	(67)	—	(83)	11

Amount charged (credited) to expense	$(721)	$12,682	$(2,272)	$14,331

     During fiscal year 2006, the Company has not made, and does not expect to make any contributions related to its qualified, trusteed, non-contributory defined benefit pension plan covering all active and vested former employees of Washington Gas.
     During the six months ended March 31, 2006, the Company paid $612,000 on behalf of participants in its non-funded supplemental executive retirement plan, and expects to pay an additional $764,000 for the remainder of fiscal year 2006.
     For the six months ended March 31, 2006, the Company contributed $15.1 million to its healthcare and life insurance benefit plans, and expects to contribute an additional $14.8 million for the remainder of fiscal year 2006.
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

INTRODUCTION
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) is divided into the following two major sections:
•	WGL Holdings- This section describes the financial condition and results of operations of WGL Holdings, Inc. (WGL Holdings or the Company) and its subsidiaries on a consolidated basis. It includes discussions of WGL Holdings’ regulated utility and non-utility operations. The majority of WGL Holdings’ operations are derived from the results of its regulated utility, Washington Gas Light Company (Washington Gas or the regulated utility) and, to a much lesser extent, the results of its non-utility operations. These unregulated, non-utility operations are wholly owned by Washington Gas Resources Corporation, a wholly owned subsidiary of WGL Holdings. For more information on the Company’s regulated utility operations, please refer to the Management’s Discussion for Washington Gas.

•	Washington Gas- This section describes the financial condition and results of operations of Washington Gas, a wholly owned subsidiary that comprises the majority of WGL Holdings’ regulated utility segment. The financial condition and results of operations of Washington Gas’ utility operations and WGL Holdings’ regulated utility segment are essentially the same.
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

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
•	changes in natural gas usage resulting from improved appliance efficiencies and the effect of changing natural gas prices;

•	the safety and reliability of the natural gas distribution system;

•	the level of capital expenditures for adding new customers and replacing facilities worn beyond economic repair;

•	the ability of the Company to manage and control the effects of receiving gas from the Cove Point LNG terminal into its natural gas distribution system;

•	new or changed laws and regulations;

•	competitive environment;

•	environmental matters;

•	industry consolidation;

•	economic conditions and interest rates;

•	inflation/deflation;

•	labor contracts, including labor and benefit costs; and

•	changes in accounting principles.
     For a further discussion of the Company’s business, operating segments and the factors listed above, refer to Management’s Discussion within the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2005. Also refer to the section entitled “Safe Harbor For Forward-Looking Statements” included in this quarterly report for a listing of forward-looking statements related to these factors affecting WGL Holdings and Washington Gas.
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
     As permitted by SFAS No. 123 (revised), the Company used the modified prospective method of adopting the new accounting standard; accordingly, financial results for the prior period presented have not been retroactively adjusted to reflect the effects of SFAS No. 123 (revised). In accordance with SFAS No. 123 (revised), the Company recognized total stock-based compensation expense of $1.3 million and $2.7 million for the three and six months ended March 31, 2006, respectively, along with related income tax benefits of $493,000 and $1.1 million respectively. For the three and six months ended March 31, 2005, the Company recognized total stock-based compensation expense of $823,000 and $1.9 million, respectively, along with related income tax benefits of $288,000 and $653,000, respectively, in accordance with APB Opinion No. 25.
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
     As of March 31, 2006, there was $6.9 million of total unrecognized compensation expense related to share-based awards granted under the 1999 Plan. This cost is expected to be recognized over a weighted average period of 1.9 years. Refer to Notes 1 and 8 of the Notes to Consolidated Financial Statements for a further discussion of the Company’s share-based awards.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
WGL HOLDINGS, INC.
     RESULTS OF OPERATIONS – Three Months Ended March 31, 2006 vs. March 31, 2005
     Summary Results
     WGL Holdings, Inc. reported net income of $56.9 million, or $1.16 per share, for the three months ended March 31, 2006, the second quarter of the Company’s fiscal year 2006. This compares to net income reported of $79.9 million, or $1.63 per share, reported for the three months ended March 31, 2005. For the twelve-month periods ended March 31, 2006 and 2005, the Company earned a return on average common equity of 8.6 percent and 10.9 percent, respectively.
     Net income for the second quarter of fiscal year 2006, when compared to the same quarter of the prior fiscal year, reflects: (i) lower earnings from the Company’s retail energy-marketing business and other non-utility operations; (ii) warmer weather; (iii) lower consumption of natural gas by utility customers due to factors other than weather, such as customer conservation; (iv) a charge of $4.6 million (pre-tax) recorded by the regulated utility segment in the second quarter of fiscal year 2006 related to a proposed regulatory order recommending the disallowance of certain purchased natural gas costs incurred by the regulated utility and billed to customers in a prior fiscal year; and (v) higher utility operation and maintenance, depreciation and amortization, general taxes and interest expenses. The following items favorably affected earnings for the current period: (i) continued utility customer growth; (ii) the application of a new regulatory mechanism known as a Revenue Normalization Adjustment (RNA) that was implemented in Maryland on October 1, 2005, and other weather protection strategies used by the regulated utility to manage the effect of warmer-than-normal weather and (iv) increased earnings from greater carrying costs on higher balances of storage gas inventory at the regulated utility.
     Regulated Utility Operating Results
     The operating results of the Company’s core regulated utility segment are the primary influence on consolidated operating results. The regulated utility segment reported net income of $59.7 million, or $1.22 per share, for the three months ended March 31, 2006, as compared to net income of $74.6 million, or $1.52 per share, reported for the same quarter of the prior fiscal year. This comparison primarily reflects a 98.7 million therm, or 15.7 percent, decrease in natural gas deliveries to firm customers that fell to 528.2 million therms delivered during the second quarter of fiscal year 2006 due to warmer weather. Weather, as measured by heating degree days (HDDs), was 14.6 percent warmer in the second quarter of fiscal year 2006 than in the same quarter of the prior fiscal year. Weather was 8.9 percent warmer than normal during the current quarter, as compared to 6.9 percent colder than normal during the comparable quarter of the prior fiscal year. Natural gas deliveries to firm customers for the second quarter of fiscal year 2006, when compared to the same quarter of the prior fiscal year, also reflect lower consumption of natural gas by customers due to factors other than weather, such as customer conservation. Mitigating the negative financial effects of warmer-than-normal weather and lower non-weather related consumption of natural gas during the current quarter were: (i) the regulated utility’s application of the Maryland RNA and other weather protection strategies, as discussed below; (ii) the addition of 20,691 active customer meters since the end of the same quarter of the prior fiscal year; and (iii) $2.7 million (pre-tax) of increased earnings from greater carrying costs on a higher balance of storage gas inventory that was primarily the result of higher natural gas prices.
     The effects of warmer-than-normal weather in the current quarter were substantially eliminated by the Company’s various weather protection strategies. Prior to October 1, 2005, the Company

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
managed weather risk for all jurisdictions of the regulated utility with a weather insurance policy designed to protect against 50 percent of the effects of warmer-than-normal weather. That policy expired on September 30, 2005. Commencing in fiscal year 2006, the Company began utilizing the following new mechanisms to manage weather risk: (i) the RNA billing mechanism implemented in Maryland on October 1, 2005 after prior approval by the Public Service Commission of Maryland (PSC of MD) (refer to the section entitled “Regulatory Matters” included herein); (ii) a weather insurance policy for the District of Columbia effective October 1, 2005; and (iii) a weather derivative in Virginia effective December 18, 2005 (refer to the section entitled “Market Risk – Weather Risk” included herein).
     The RNA is a mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and certain other factors such as customer conservation. Deliveries to Maryland customers represent approximately 40 percent of therms delivered by the regulated utility segment. Periods of colder-than-normal weather generally would cause the Company to reduce “Utility net revenues” and establish a refund liability to customers, while the opposite would generally result during periods of warmer-than-normal weather. Accordingly, the warmer-than-normal weather during the second quarter of fiscal year 2006 resulted in an increase in “Utility net revenues,” and the recording of a receivable from customers to reflect the regulated utility’s protection from warmer-than-normal weather and factors other than weather, such as customer conservation, that are covered under the RNA mechanism.
     The weather insurance policy and the weather derivative utilized in the District of Columbia and Virginia, respectively, are also designed to provide full protection from the negative financial effects of warmer-than-normal weather. The regulated utility segment benefited $3.6 million (after-tax) in the current quarter, when compared to the same quarter of the prior fiscal year, from the net benefits derived from both the regulated utility’s weather insurance and the weather derivative. These benefits, which are net of related premium costs, are reported on the Consolidated Statements of Income within the line item entitled “Non-Utility Operations—Operating Expenses” for the quarters ended March 31, 2006 and 2005.
     As discussed above, the regulated utility’s weather protection strategies are designed to provide full protection from the negative financial effects of warmer-than-normal weather. Unlike the Maryland RNA, these weather protection products do not address colder-than-normal consequences of weather and thus the Company is able to retain the benefits of colder-than-normal weather in any fiscal year. The financial effect of this strategy is calculated based on cumulative weather experienced from the beginning of the fiscal year. Accordingly, the financial effects of weather on a quarterly basis may not correlate with the HDDs experienced in a particular quarter. Results for the second quarter of fiscal year 2006 illustrate these effects in that net income for the current quarter included an estimated $1 million (after-tax), or $0.02 per share, reduction in earnings in relation to normal weather, reflecting a partial adjustment to the colder-than-normal weather benefit recorded during the first quarter of fiscal year 2006. Colder-than-normal weather for the three months ended March 31, 2005 enhanced net income for that period in relation to normal weather by an estimated $5 million (after-tax), or $0.10 per share.
     Utility net revenues of the regulated utility segment were unfavorably affected by a charge of $4.6 million (pre-tax) recorded in the second quarter of fiscal year 2006 to reflect a proposed order for the disallowance of certain purchased natural gas costs incurred by the regulated utility and billed to Maryland customers from September 2003 through August 2004. Disallowance of these costs was recommended by a Hearing Examiner of the PSC of MD on March 14, 2006, in connection with its annual review of the regulated utility’s purchased natural gas costs. The Company currently is appealing the proposed order before the PSC of MD asserting that the recommendation is without

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
merit (refer to the section entitled “Regulatory Matters” included herein).
     The second quarter of fiscal year 2006 for the regulated utility segment reflects a $6.6 million (pre-tax) increase in operation and maintenance expenses. Principally contributing to the increase in these expenses were $1.4 million of increased labor and incentive costs which primarily reflect higher labor rates, as well as higher accruals for equity-based compensation pursuant to a new accounting standard that became effective on October 1, 2005 (refer to the section entitled “Critical Accounting Policies” included herein). The current quarter also reflects $1.2 million of higher employee benefits costs primarily related to increased group insurance, $1.3 million of increased costs associated with information technology projects, $534,000 of higher expenses for uncollectible accounts partially due to the effects of higher revenues related to higher natural gas costs, and other miscellaneous items. Results from the regulated utility segment also reflect higher depreciation and amortization expense, higher general taxes and increased interest expense that, together, reduced pre-tax income by $3.2 million.
     Non-Utility Operating Results
     The Company’s non-utility operations, principally comprised of the results of the Company’s unregulated, energy-marketing and the HVAC segments, reported a net loss of $2.8 million, or $0.06 per share, for the three months ended March 31, 2006, as compared to net income of $5.3 million, or $0.11 per share, for the same quarter of the prior fiscal year. The following table compares the financial results from non-utility activities for the three months ended March 31, 2006 and 2005.
Net Income (Loss) Applicable to Non-Utility Activities

	Three Months Ended
	March 31,
(In thousands)	2006	2005	Variance

Retail energy-marketing	$(1,596)	$5,785	$(7,381)
Commercial HVAC	(687)	(256)	(431)

Subtotal	(2,283)	5,529	(7,812)
Other non-utility activities	(488)	(223)	(265)

Total	$(2,771)	$5,306	$(8,077)

     Retail Energy-Marketing. WGL Holdings’ retail energy-marketing subsidiary, WGEServices, sells natural gas and electricity in competition with other unregulated marketers to residential, commercial and industrial customers. WGEServices reported a net loss of $1.6 million, or $0.03 per share, for the second quarter of fiscal year 2006, as compared to net income of $5.8 million, or $0.12 per share, reported for the same quarter in fiscal year 2005. The year-over-year decline in earnings for this business primarily reflects lower gross margins from the sale of natural gas, which was partially offset by the reversal of expenses in the current quarter of $3.1 million (pre-tax), or $0.04 per share, related to certain fees assessed by a regulatory body that were accrued in prior fiscal years and higher gross margins from the sale of electricity.
     Lower gross margins from the sale of natural gas reflect lower gross margins per therm, coupled with a 6.7 percent decrease in natural gas sales volumes primarily due to warmer weather in the current quarter relative to the same quarter of the prior fiscal year. The lower gross margins per therm resulted, in part, from a larger number of commercial customers entering into long-term, fixed-price contracts during the first quarter of fiscal year 2006 compared to the same period in the prior year. Natural gas costs incurred for these contracts in the second quarter of the current fiscal year

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
were high in relation to the sales prices associated with the contracts, causing a compression in gross margins in the current quarter in relation to the prior year. Gross margins recognized on fixed-price sales contracts vary over their term as such margins are based on the spread between the fixed sales price billed each month and the monthly fluctuating commodity cost. Over the life of these contracts, positive margins are expected to be realized. Lower gross margins from natural gas sales for the current quarter also reflect increased mark-to-market losses and the cost of weather hedges that are associated with certain contracts used to hedge risks associated with the volatility in the price of natural gas and the volumes being sold. The increase in these mark-to-market losses and hedges in the current quarter decreased net income by $2.7 million (after-tax).
     Favorably affecting the operating results of the energy-marketing segment for the three months ended March 31, 2006 was the reversal of certain administrative fees that were previously assessed by the Public Service Commission of the District of Columbia (PSC of DC). The energy-marketing segment, which recorded these assessments as an expense in prior fiscal years, protested its payment of these fees. On March 9, 2006, the energy-marketing segment received a favorable court decision from its appeal regarding the payment of these fees in which the court decided that the energy-marketing business is entitled to a refund. Accordingly, the energy-marketing segment benefited $3.1 million (pre-tax) from its reversal in the current quarter of fees accrued as an expense in prior fiscal years.
     The operating results of the energy-marketing segment for the current three-month period also benefited slightly from higher gross margins from electric sales. The higher gross margins reflect an increase in the margin per kilowatt hour sold, partially offset by a decline in electric sales volumes due, in part, to a 16 percent decline in customers.
     Commercial HVAC. Two subsidiaries, American Combustion Industries, Inc. and Washington Gas Energy Systems, Inc., comprise the Company’s commercial HVAC operations. This operating segment reported a net loss of $687,000, or $0.01 per share, for the second quarter of fiscal year 2006, as compared to a net loss of $256,000, or $0.01 per share, reported for the same quarter in fiscal year 2005. The increased net loss is primarily attributable to $753,000 (pre-tax) of additional costs in the current quarter in connection with completing a large construction project.
     Other Non-Utility Activities. Transactions not significant enough to be reported as a separate business segment are aggregated as “Other Activities” and included as part of the Company’s non-utility operations. The operating results of other non-utility activities for the 2006 second quarter were relatively consistent with results for the comparable quarter of the prior fiscal year.
     Interest Expense
     The following table depicts the components of interest expense for the quarters ended March 31, 2006 and 2005.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
Composition of Interest Expense

	Three Months Ended
	March 31,
(In thousands)	2006	2005	Variance

Long-term debt	$10,305	$10,492	$(187)
Short-term debt	2,071	634	1,437
Other (includes AFUDC*)	327	72	255

Total	$12,703	$11,198	$1,505

*	Represents the debt component of the Allowance for Funds Used During Construction.
     WGL Holdings’ interest expense of $12.7 million for the second quarter of fiscal year 2006 increased $1.5 million over the same quarter last year. This increase primarily reflects higher interest costs associated with short-term debt, reflecting an increase of almost 200 basis points in the weighted average cost of short-term debt, coupled with a higher average balance of short-term debt outstanding. Approximately 54 percent of the increase in interest expense resulted from the higher short-term debt requirements of the non-utility operations. The decline in interest expense on long-term debt is all attributable to the regulated utility segment, and reflects a lower embedded cost of debt resulting from refinancing a portion of previously outstanding amounts.
     RESULTS OF OPERATIONS – Six Months Ended March 31, 2006 vs. March 31, 2005
     Summary Results
     For the first six months of fiscal year 2006, the Company reported net income of $101.3 million, or $2.07 per share, as compared to net income of $123.1 million, or $2.51 per share, for the corresponding six-month period in fiscal year 2005. Year-over-year earnings comparisons reflect: (i) lower earnings from the Company’s retail energy-marketing business and other non-utility operations; (ii) warmer weather; (iii) lower consumption of natural gas by utility customers due to factors other than weather, such as customer conservation; (iv) a charge of $4.6 million (pre-tax) related to a proposed regulatory order recommending the disallowance of certain purchased natural gas costs by the regulated utility segment and (v) higher utility operation and maintenance, depreciation and amortization, general taxes and interest expenses. The following items favorably affected earnings for the current period: (i) continued utility customer growth; (ii) the favorable effects of the Maryland RNA and other weather protection strategies used by the regulated utility to manage the effect of warmer-than-normal weather and (iii) increased earnings from greater carrying costs on higher balances of storage gas inventory at the regulated utility.
     Regulated Utility Operating Results
     The regulated utility segment reported net income of $104.4 million, or $2.14 per share, for the six months ended March 31, 2006, as compared to net income of $114.4 million, or $2.34 per share, for the corresponding six-month period in fiscal year 2005. Natural gas deliveries to firm customers of 957.8 million therms for the six months ended March 31, 2006 were 6.2 percent lower than firm deliveries for the corresponding period in fiscal year 2005. The decline in these deliveries reflects 6.0 percent warmer weather in the current six-month period than in the comparable period of the prior fiscal year, as well as lower consumption of natural gas by customers due to factors other than weather, such as customer conservation. Weather was 1.5 percent warmer than normal during the current year-to-date period, as compared to 5.1 percent colder than normal during the corresponding period in the prior fiscal year. Mitigating the negative financial effects of warmer-than-normal weather and lower non-weather related consumption of natural gas during the current six-month period were: (i) the regulated utility’s application of the Maryland RNA and other weather protection strategies; (ii) the addition of 20,691 active customer meters since the end of the same quarter of the prior fiscal year; (iii) and $5.0 million (pre-tax) of increased earnings from greater carrying costs on a higher balance of storage gas inventory that was primarily the result of higher natural gas prices. Utility net

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
revenues for the first six months of the current fiscal year also reflect a charge of $4.6 million (pre-tax) recorded in the second quarter of fiscal year 2006 related to a proposed order of a Hearing Examiner in Maryland that recommends the disallowance of certain purchased natural gas costs incurred by the segment in a prior fiscal year (refer to the section entitled “Regulatory Matters” included herein).
     For the six months ended March 31, 2006, the negative financial effects of warmer weather and lower non-weather related natural gas consumption in Maryland were substantially eliminated by the regulated utility’s application of the RNA. Additionally, the application of the regulated utility’s weather insurance policy in the District of Columbia and weather derivative in Virginia eliminated substantially all of the effects of warmer-than-normal weather in those jurisdictions for the current year-to-date period. Net income for the six months ended March 31, 2006 increased by $4.4 million (after-tax) from the net benefits of both the weather insurance and weather derivative. These benefits, which are net of related premium costs, are reported on the Consolidated Statements of Income within the line item entitled “Non-Utility Operations—Operating Expenses” for the six months ended March 31, 2006 and 2005.
     As previously discussed, the application of the weather insurance and weather derivative can enhance net income when weather is colder than normal. The financial effects of the weather insurance and the weather derivative are calculated based on cumulative weather experienced from the beginning of the fiscal year. For the six months ended March 31, 2006, net income in relation to normal weather increased by an estimated $2.5 million (after-tax), or $0.05 per share, derived from the colder-than-normal weather experienced prior to the December 18, 2005 effective date of the Virginia weather derivative. Weather was colder than normal for the comparable six-month period in fiscal year 2005, contributing an estimated $5 million (after-tax), or $0.10 per share, to net income for that period.
     Earnings of the regulated utility segment for the first six months of fiscal year 2006 reflect an $11.1 million (pre-tax) increase in operation and maintenance expenses. Principally contributing to this increase was $3.3 million of higher expenses for uncollectible accounts, $1.8 million of increased labor and incentive costs and $1.6 million of increased expenses associated with information technology projects. Other drivers of the increase in operation and maintenance expenses were increased employee benefits and other miscellaneous items. Results from the regulated utility segment also reflect higher depreciation and amortization expense, higher general taxes and increased interest expense that, together, reduced pre-tax income by $5.6 million.
     Non-Utility Operating Results
     The Company’s non-utility operations reported a net loss of $3.2 million, or $0.07 per share, for the six months ended March 31, 2006, as compared to net income of $8.6 million, or $0.17 per share, reported for the corresponding period of the prior fiscal year. The following table compares the financial results from non-utility activities for the six months ended March 31, 2006 and 2005.
Net Income (Loss) Applicable to Non-Utility Activities

	Six Months Ended
	March 31,
(In thousands)	2006	2005	Variance

Retail energy-marketing	$(1,173)	$9,893	$(11,066)
Commercial HVAC	(1,118)	(688)	(430)

Subtotal	(2,291)	9,205	(11,496)
Other non-utility activities	(864)	(570)	(294)

Total	$(3,155)	$8,635	$(11,790)

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
          Retail Energy-Marketing. WGEServices reported a net loss of $1.2 million, or $0.02 per share, for the six months ended March 31, 2006, as compared to net income of $9.9 million, or $0.20 per share, reported for the same period in fiscal year 2005. The $11.1 million, or $0.22 per share, year-over-year decline in earnings primarily reflects a lower gross margin per therm of natural gas sold, that was partially offset by the reversal of expenses in the current period of $3.1 million (pre-tax), or $0.04 per share, related to certain administrative fees that were assessed by the PSC of DC and accrued in prior fiscal years.
     Lower gross margins from natural gas sales primarily reflect lower gross margins per therm that resulted, in part, from a larger number of commercial customers entering into long-term, fixed-price contracts during the first quarter of fiscal year 2006 when natural gas costs were relatively high compared to the same period in the prior fiscal year, causing a compression in gross margins. Lower gross margins from natural gas sales for the current six-month period also reflect increased mark-to-market losses and weather hedge costs associated with certain of its contracts used to hedge the volatility of natural gas prices and the volumes being sold, which decreased net income by $3.7 million (after-tax) for the six months ended March 31, 2006.
     Gross margins from electric sales declined during the current six-month period, reflecting a 33 percent decline in sales volumes that was partially offset by an increase in the margin per kilowatt hour sold. Due to the recent resetting of standard offer service electricity rates to market-based electric pricing in Maryland, Delaware and the District of Columbia, a significant rise in electric rates offered by regulated electric utilities will begin for both residential and commercial customers. WGEServices is positioned to offer attractive, competitive electric pricing to these customers, offering the energy-marketing business an opportunity to expand its customer base, volumes and profits while providing a cost savings to customers.
     Commercial HVAC. The commercial HVAC segment reported a net loss of $1.1 million, or $0.02 per share, for the six months ended March 31, 2006, as compared to a net loss of $688,000, or $0.02 per share, reported for the corresponding period in fiscal year 2005. The increased net loss is primarily attributable to $753,000 (pre-tax) of additional costs in the current quarter in connection with completing a large construction project.
     Interest Expense
     The following table depicts the components of interest expense for the six months ended March 31, 2006 and 2005.
Composition of Interest Expense

	Six Months Ended
	March 31,
(In thousands)	2006	2005	Variance

Long-term debt	$20,527	$20,998	$(471)
Short-term debt	3,468	1,227	2,241
Other (includes AFUDC*)	690	4	686

Total	$24,685	$22,229	$2,456

*	Represents the debt component of the Allowance for Funds Used During Construction.
     WGL Holdings’ interest expense of $24.7 million for the first six months of fiscal year 2006 increased $2.5 million from the same period last year. This increase primarily reflects higher interest costs associated with short-term borrowings due to an increase of over 200 basis points in the weighted average cost of these borrowings, coupled with a higher average balance of short-term debt

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
outstanding. Partially offsetting the increased short-term interest expense were reduced interest costs on long-term debt primarily due to a decrease in the embedded cost of these borrowings as a result of refinancing previously outstanding amounts.
     LIQUIDITY AND CAPITAL RESOURCES
     General Factors Affecting Liquidity
     It is important for the Company and its subsidiaries to have access to short-term debt markets to maintain satisfactory liquidity to operate its businesses on a near-term basis. Acquisition of natural gas, electricity, pipeline capacity, and the need to finance accounts receivable and storage gas inventory are the most significant short-term financing requirements of the Company. The need for long-term capital is driven primarily by capital expenditures and maturities of long-term debt.
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
     The Company has a capital structure goal to maintain its common equity ratio in the mid-50 percent range of total consolidated capital. The level of this ratio varies during the fiscal year due to the seasonal nature of the Company’s business. This seasonality is also evident in the variability of the Company’s short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of the Company’s current assets is converted into cash at the end of the winter heating season. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for the Company and Washington Gas, and to allow access to capital at reasonable costs. As of March 31, 2006, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 59.2 percent common equity, 1.7 percent preferred stock and 39.1 percent long-term debt. The cash flow requirements of the Company and the ability to provide satisfactory resources to satisfy those requirements are primarily influenced by the activities of Washington Gas and, to a lesser extent, the non-utility operations.
     The Company believes it has sufficient liquidity to satisfy its financial obligations. At March 31, 2006, the Company did not have any restrictions on its cash balances that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.
     Gulf Coast Natural Gas Supply Issues
     During the late summer of 2005, the Gulf Coast region experienced a major disruption of natural gas production and processing due to hurricanes Katrina, Rita and Wilma. These natural gas production and processing disruptions resulted in a significant reduction of the normal 10 billion cubic

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
feet of natural gas per day available to be delivered from the Gulf Coast region. Historically, this region had supplied the majority of the natural gas that Washington Gas purchased and delivered through its contracted interstate pipeline services. As of May 3, 2006, the United States Department of the Interior, Minerals Management Service, reported that approximately 87 percent of the pre-hurricane natural gas production and processing from the Gulf region had become available to the wholesale market. Due to warmer-than-normal weather during the 2005-2006 winter heating season, and the availability of natural gas supply from alternative production areas, Washington Gas was able to meet its customers’ daily natural gas requirements. Storage gas inventory balances were maintained at adequate operational levels throughout the heating season. Washington Gas believes that through the combination of traditional summer replenishment of its storage resources, the various locations and diversity of natural gas supply sources that are available to Washington Gas, and the continued progress toward restoring supply from Gulf Coast producers and processors, the regulated utility should have sufficient sources of supply to meet its firm service obligations for the 2006-2007 winter heating season.
     WGEServices also purchases a portion of its natural gas supply from the Gulf Coast region. Purchase commitments from certain of WGEServices’ Gulf Coast-based natural gas suppliers were interrupted by the supply shortage in the Gulf Coast region in the immediate aftermath of the hurricanes. During the 2005-2006 winter heating season, all of WGEServices’ contracted natural gas supplies from the Gulf Coast region flowed as contracted, and WGEServices met its customers’ daily natural gas requirements and achieved its required storage inventory balances.
     As a result of market concerns about the sufficiency of the supply of natural gas and other factors during the winter of 2005-2006, the price of the natural gas commodity paid by the Company’s customers has risen sharply from levels experienced during the prior year’s winter heating season. During the first six months of fiscal year 2006, higher gas costs have increased customers’ bills dramatically. The increased bills are likely to cause increased difficulty for customers to pay their bills in a timely manner or, in certain situations, to be able to pay their bills. Higher gas costs were a major cause of the need for the Company and Washington Gas to finance a higher level of accounts receivable than in prior years. During the six months ended March 31, 2006, the Company incurred higher short-term debt levels and greater short-term debt costs to finance these receivables than would have been incurred absent these circumstances. It also has incurred a higher level of uncollectible accounts expenses. These trends are likely to continue in the future if gas costs remain relatively high.
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
     The Company’s retail energy-marketing subsidiary, WGEServices, has seasonal short-term cash requirements resulting from its need to purchase storage gas inventory in advance of the winter period during which the storage gas is sold. In addition, WGEServices must continually pay its suppliers of natural

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
gas and electricity before it collects its customer accounts receivable balances resulting from these sales. WGEServices derives its funding to finance these activities from short-term debt issued by WGL Holdings.
     Both the regulated utility and the retail energy-marketing segment maintain storage gas inventory. WGEServices maintains storage gas inventory that is assigned to it by natural gas utilities such as Washington Gas. Storage gas inventories represent gas purchased from producers and are stored in facilities primarily owned by interstate pipelines. The regulated utility and retail energy-marketing subsidiary generally pay for storage gas between heating seasons and withdraw it during the heating season. Significant variations in storage gas balances between years may occur, and are caused by the price paid to producers and marketers, which is a function of market fluctuations in the price of natural gas and changing requirements for storage volumes. For the regulated utility, such costs become a component of the cost of gas recovered from customers when volumes are withdrawn from storage. In addition, the regulated utility is able to specifically earn and recover its pre-tax cost of capital related to the varying level of the storage gas inventory balance it carries in each of the three jurisdictions in which it operates.
     Variations in the timing of collections of gas costs under the regulated utility’s gas cost recovery mechanisms and the level of refunds from pipeline companies that will be returned to customers can significantly affect short-term cash requirements.
     The Company and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal requirements. The Company’s policy is to maintain back-up bank credit facilities in an amount equal to or greater than its expected maximum commercial paper position. As of March 31, 2006, WGL Holdings and Washington Gas each had revolving credit agreements with a group of commercial banks that expire on September 30, 2010. The credit facility for WGL Holdings permits it to borrow up to $275 million, and further permits the Company to request prior to September 30, 2009, and the banks to approve, an additional line of credit of $50 million above the original credit limit, for a maximum potential total of $325 million. The credit facility for Washington Gas permits it to borrow up to $225 million, and further permits Washington Gas to request prior to September 30, 2009, and the banks to approve, an additional line of credit of $100 million above the original credit limit, for a maximum potential total of $325 million. As of March 31, 2006, there were no outstanding borrowings under either the WGL Holdings or Washington Gas credit facilities.
     At March 31, 2006 and September 30, 2005, the Company had outstanding notes payable in the form of commercial paper totaling $161.8 million and $40.9 million, respectively. Included in these consolidated outstanding balances were $2.2 million and $10.4 million of commercial paper that was issued by Washington Gas at March 31, 2006 and September 30, 2005, respectively.
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
     On January 18, 2006, Washington Gas issued $25.0 million of 5.17 percent Medium-Term Notes (MTNs) due January 18, 2016, and $25.0 million of 5.70 percent MTNs due January 18, 2036. In conjunction with the

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
issuance of the 5.17 percent MTNs, Washington Gas received $182,000 associated with the settlement of a forward-starting swap that had a notional principal amount of $25.0 million. Similarly, in conjunction with the issuance of the 5.70 percent MTNs, Washington Gas received $104,000 associated with the settlement of a forward-starting swap that had a notional principal amount of $25.0 million (refer to the section entitled “Market Risk—Interest Rate Risk” included herein). The effective cost of the newly-issued debt, after considering the amount received related to the two forward-starting swaps and amortization of discounts related to the debt issuances, is 5.16 percent for the MTNs due 2016 and 5.72 percent for the MTNs due 2036. On February 15, 2006, Washington Gas used the combined cash proceeds from these debt issuances to retire $50.0 million of 6.15 percent MTNs through its exercise of call options.
     On March 22, 2006, Washington Gas issued $25.0 million of 5.78 percent MTNs due March 15, 2036. In conjunction with this issuance, Washington Gas received $303,000 associated with the settlement of a forward-starting swap that had a notional principal amount of $25.0 million (refer to the section entitled “Market Risk—Interest Rate Risk” included herein). Additionally, on March 22, 2006, Washington Gas paid $26.0 million, plus accrued interest, to retire $25.0 million of 7.31 percent MTNs that were due on October 30, 2007, by exercising a make-whole call feature that required Washington Gas to pay to the debt holder a call premium of $958,000 for redeeming the debt prior to its stated maturity date. This premium was recorded as a regulatory asset, and is being amortized in accordance with regulatory accounting requirements. The effective cost of the newly-issued debt, after considering the amount received related to the forward-starting swap, the amount paid related to the make-whole call premium and discounts related to the debt issuance, is 6.03 percent.
     At March 31, 2006, Washington Gas had capacity under a shelf registration that was declared effective by the Securities and Exchange Commission on April 24, 2003, to issue up to $77.5 million of long-term debt. On May 20, 2003, Washington Gas executed a Distribution Agreement with certain financial institutions for the issuance and sale of debt securities included in the shelf registration statement.
     Security Ratings
     The table below reflects the current credit ratings for the outstanding debt instruments of WGL Holdings and Washington Gas. Changes in credit ratings may occur at any time and affect WGL Holdings’ and Washington Gas’ cost of short-term and long-term debt and their access to the credit markets.
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
     Cash Flows Used in Operating Activities
     The primary drivers for the Company’s operating cash flows are cash payments received from gas customers, offset by payments made by the Company for gas costs, operation and maintenance expenses, taxes and interest costs. Although long-term interest rates remain relatively low and the

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
Company has been able to take advantage of refinancing some long-term debt at lower interest rates, current interest expense reflects a steep rise in short-term debt interest rates.
     During the first six months of the Company’s fiscal year, the Company typically generates more net income than its annual net income (net losses are normally generated in the last six months of the fiscal year) due to the significant volumes of natural gas that are delivered by the regulated utility during the winter heating season. Variations in the level of net income reported for the fiscal six-month period ended March 31 may be significant because of the variability of weather and other related factors from one period in a year to the same period in the subsequent year. In the first six months of fiscal year 2006, increased conservation by customers reduced cash flows from operating activities. This condition could continue in the future. Generating large sales volumes during the six-month period ended March 31 increases accounts receivable from the level at September 30; likewise, accounts payable increases to pay providers of the natural gas commodity. Accounts payable for the natural gas commodity can also vary significantly from one period to the next because of the volatility in the price of natural gas. Storage gas inventories, which usually peak by November 1, are largely drawn down in the six months ended March 31, and provide a source of cash as this asset is used to satisfy winter sales demand. Gas costs due from or to customers and deferred purchased gas costs, which represent the difference between gas costs that have been paid to suppliers and what has been collected from customers, can also cause significant variations in operating cash flows from period to period.
     Net cash used in operating activities totaled $4.2 million for the first six months of fiscal year 2006. Net cash used in operating activities reflects, in part, a $21.8 million decline in net income applicable to common stock for the six months ended March 31, 2006, when compared to the same period of the prior fiscal year, as well as material changes in working capital from September 30, 2005 to March 31, 2006, as described below:
•	Accounts receivable and accrued utility revenues increased $368.4 million, primarily due to the onset of the Company’s winter heating season and the increased sales that resulted during this period. These balances rose more than usual for the retail energy-marketing business which experienced relatively stable natural gas sales volumes, but a significant increase in natural gas commodity costs that resulted in increased prices billed to customers.

•	Storage gas inventory levels decreased $108.2 million from September 30, 2005 as volumes were withdrawn to satisfy sales demand during the winter heating season. These balances declined less than expected from September 30, 2005 due to warmer-than-normal weather during this period that resulted in lower withdrawals to satisfy customer requirements.

•	Accounts payable and accrued liabilities increased $53.3 million, largely attributable to an increase in the cost of the natural gas commodity, coupled with increased gas purchase volumes to match the increased sales demand.

•	A decline in customer deposits and advance payments used $17.1 million of cash in the first six months of fiscal year 2006, primarily due to an $18.3 million refund of cash collateral held on behalf of an electricity supplier of WGEServices that emerged from bankruptcy and provided a different form of collateral (refer to the section entitled “Market Risk—Price Risk Related to Retail Energy-Marketing Operations” included herein). As of March 31, 2006, the Company held customer deposits, principally at the regulated utility, and reflected these deposits as current liabilities in the amount of $35.1 million. These deposits may be refunded to the depositor-customer at various times throughout the year contingent upon the customer’s payment habits. Other customers make new deposits that, from the Company’s perspective, tend to keep the overall balance of customer deposits relatively steady.
     Cash Flows Provided by Financing Activities
     Cash flows provided by financing activities totaled $88.2 million for the six months ended March 31, 2006. Notes payable increased $120.9 million due to increased working capital requirements. This increase in notes payable was slightly offset by common stock dividend payments totaling $32.4 million. Additionally during the first six-months of the current fiscal year, the Company refinanced $75.0 million of long-term debt with cash proceeds from the issuance of $75.0 million of lower-cost, long-term debt (refer to the section entitled “Liquidity and Capital Resources—Long-Term Cash Requirements and Related Financing” included herein).

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Cash Flows Used in Investing Activities
     During the six months ended March 31, 2006, cash flows used in investing activities totaled $74.8 million, $70.9 million of which were for capital expenditures made on behalf of the regulated utility.
     Capital Expenditures
     The Company has revised its five-year capital expenditures budget from $815.2 million, as reported in its Annual Report on Form 10-K for the fiscal year ended September 30, 2005, to a revised total of $826.9 million to be expended during fiscal years 2006 through 2010. While the revised five-year total capital expenditures projection primarily represents only a slight change from the originally reported estimate, the revised projection reflects a shift in the expected timing of certain expenditures from fiscal year 2006 to later fiscal years related to the Prince George’s County rehabilitation project and the construction of a new liquefied natural gas (LNG) storage facility, as discussed below.
     The following table depicts the Company’s revised capital expenditures budget for fiscal years 2006 through 2010.
Projected Capital Expenditures

	Fiscal Year Ending September 30,
(In millions)	2006	2007	2008	2009	2010	Total

New business	$53.8	$54.9	$55.3	$55.2	$55.2	$274.4
Replacements
Rehabilitation project	51.8	62.0	22.0	—	—	135.8
Other	19.2	31.8	30.5	35.9	37.2	154.6
LNG storage facility	20.6	48.6	22.6	0.7	—	92.5
Other	38.9	25.3	33.4	32.8	39.2	169.6

Total-accrual basis (a)	$184.3	$222.6	$163.8	$124.6	$131.6	$826.9

(a)	Excludes Allowance for Funds Used During Construction. Includes capital expenditures accrued and capital expenditure adjustments recorded in the fiscal year.
     The 2006 to 2010 projected period includes $274.4 million for continued growth to serve new customers, and $290.4 million primarily related to the replacement and betterment of existing capacity. Projected expenditures in fiscal years 2006 through 2008 related to replacements reflect $135.8 million of costs to be incurred which, along with $8.2 million of costs previously incurred in fiscal year 2005, represent an aggregate total of $144.0 million that are currently estimated to be expended in connection with a rehabilitation project in Prince George’s County, Maryland (refer to the section entitled “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments – Operating Issues in Prince George’s County, Maryland” included herein).
     Projected expenditures also reflect $169.6 million of other expenditures, which includes general plant. Additionally, the projected period contains $92.5 million of capital expenditures to construct a necessary, new source of peak day capacity within the boundaries of the natural gas distribution system to support customer growth and pressure requirements on the entire natural gas distribution system that is needed at the beginning of the 2008-2009 winter heating season. Specifically, these estimated expenditures for the peaking facility are expected to be used to construct a one billion cubic foot LNG storage facility on the land used for former storage facilities by Washington Gas in Chillum, Maryland. Washington Gas’ proposed location for this peaking facility is being opposed by certain external parties. The Company cannot predict that this facility will be built as planned. However, Washington Gas has an

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
alternate plan to satisfy its customer requirements, that although significantly more expensive for customers, could be utilized to meet peak day demand requirements.
CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER COMMERCIAL COMMITMENTS
     Contractual Obligations
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
     Financial Guarantees
     WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At March 31, 2006, these guarantees totaled $313.3 million. Termination of these guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings also issued guarantees totaling $5.0 million outstanding as of March 31, 2006 that were made on behalf of certain of its non-utility subsidiaries associated with their banking transactions. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
Operating Issues in Prince George’s County, Maryland
     Description of Operating Issues and Related Causes. On April 1, 2005, Washington Gas announced that it would address a significant increase in the number of natural gas leaks on its distribution system in a portion of Prince George’s County, Maryland. Washington Gas retained a consultant, ENVIRON International Corporation (Environ), to determine the reason for the increase in leaks in the affected area of Prince George’s County. Based on the work conducted to date by Environ, there is a combination of three contributing factors to the higher leak rates of seals on couplings. However, the factor that is unique to the affected area is the change in the gas composition resulting from a change in the gas supply arising from the reactivation of the Dominion Cove Point (Dominion or Cove Point) LNG terminal owned by Dominion Resources, Inc. The Cove Point gas has a lower concentration of heavy hydrocarbons (HHCs) than domestic natural gas. The Company learned from the consultant’s work that a characteristic of the rubber material comprising the seals in the couplings is the ability of the seals to both adsorb and desorb HHCs. When seals are exposed to higher levels of HHCs, they swell in size and cause a tighter seal. However, when gas, such as the gas from the Cove Point terminal is introduced and it has a lower level of HHCs, the seals shrink in size and there is a greater propensity for those seals to cause the couplings to leak.
     Also considered as potential contributing factors to the higher leak rate by Environ for the seals is the age of the couplings and the colder ground temperature during the winter. However, both the age of the couplings and the colder ground temperatures are common to couplings in other areas of Washington Gas’ service territory where leak patterns have not been observed like those in the affected area of Prince George’s County. Thus, in management’s opinion, the relevant change that explains the higher incidence of leaks in the affected area of Prince George’s County is the composition of the gas resulting from the introduction of gas from the Cove Point LNG terminal.

WGL Holdings, Inc.
Part I – Financial Information
Item 2 – Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Washington Gas has continued to evaluate the causes and possible solutions related to the higher leak rate in the seals discussed above. Data and analyses continue to confirm that changes in gas composition explain the higher leak rates. A report by another independent consultant, Polymer Solutions, Inc., dated September 27, 2005, discussed and confirmed that changing gas composition has a significant effect on coupling seal materials. A new report from Environ, dated April 10, 2006, concluded in its testing of full component mechanical couplings removed from Washington Gas’ distribution system within the affected area of Prince George’s County that the seals on the couplings will shrink and swell with the exposure to the change in levels of HHCs between domestic natural gas and vaporized LNG. Testing will continue on full component couplings and coupling seal materials to observe and confirm leakage rate changes due to varying gas quality, and to attempt to determine optimum HHC injection rates necessary to maintain the integrity of the seals and return leak rates for the couplings to normal maintenance levels experienced before the introduction of gas coming from the Cove Point terminal.
     Given the increase in the number of natural gas leaks, Washington Gas announced that it would replace gas service lines and rehabilitate gas mains that contain the applicable mechanical couplings in the affected area of the distribution system in Prince George’s County (the rehabilitation project) by the end of December 2007. The rehabilitation project is currently expected to cost $144 million. Washington Gas’ planned capital expenditures for fiscal years 2006 through 2008 reflect the current cost estimate of the rehabilitation project. This cost estimate could differ materially from the actual costs incurred for the work associated with this project. However, Washington Gas believes it has the financial resources necessary to fund this project due to its current cash position, and the financing options it has available. As of April 30, 2006, Washington Gas had completed approximately 30 percent of the work related to the rehabilitation project, and is on schedule for completion some time late in calendar year 2007 or early in 2008.
     Management of Washington Gas considers the cost of the rehabilitation project described above necessary to provide safe and reliable utility service. Management anticipates that costs such as these eventually will be recognized in the ratemaking process as reasonable. Washington Gas has not yet requested recovery of the costs. However, Washington Gas is considering the effect of these capital expenditures on its ability to earn its allowed rate of return in Maryland, and is evaluating the most appropriate options to enable full and timely recovery of, and return on, the amounts to be expended. There can be no assurance at this time that recovery in rates will be allowed or at what point in time such recovery may begin to be reflected in rates. If Washington Gas is unable to recover from customers through the regulatory process all or some of these costs and its authorized rate of return on these costs, this could have a significant adverse effect on the Company’s financial condition, results of operations, and cash flows.
     Washington Gas has examined potential approaches that will enable it to protect against the effect of the introduction of gas from the Cove Point LNG terminal on its distribution system in both the affected area of Prince George’s County and on other areas of its distribution system where additional volumes of gas from the Cove Point terminal may flow in the future if the Cove Point terminal is allowed to expand its capacity and output. The current cost estimate of the $144 million rehabilitation project discussed above does not consider any costs that have been incurred to date or that will potentially be incurred associated with implementing any of these actions. Based upon the scientific evidence available to date, Washington Gas constructed the facilities necessary to inject HHCs into the gas stream at the gate station that exclusively receives gas from the Cove Point terminal and serves the affected area of Prince George’s County, Maryland where the increase in gas leaks has been observed. This facility became operational in January 2006 at a cost of approximately $3.2 million.
     Laboratory tests have been performed to determine if the injection of HHCs into the type of gas coming from the Cove Point terminal can be effective in preventing seals in couplings from leaking. Furthermore, since the injection facility became operational in January 2006, Washington Gas has been evaluating the effectiveness of this HHC injection process on the couplings under field conditions. As of April 30, 2006, testing had concluded that the HHCs being injected at this gate station remain in the gas stream and are carried throughout that portion of the distribution system where Washington Gas intends for them to flow. Leak data in the affected area of Prince George’s County continues to be collected and analyzed. While Washington Gas has observed a reduction in leak rates since HHC injection commenced at this facility in January 2006, there is not yet sufficient empirical evidence available at this time to draw definitive conclusions regarding the effectiveness of this injection process. Accordingly, Washington Gas plans to continue its rehabilitation efforts within the affected area in Prince George’s County, and to continue performing special leak surveys until there is appropriate evidence that the desired reduction in the leak rate of couplings has occurred. The Company will concurrently continue its gas conditioning initiative.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Proposed Cove Point Expansion. In fiscal year 2005, Dominion (the applicant) requested authorization from the Federal Energy Regulatory Commission (FERC) to expand the capacity and output of its Cove Point LNG terminal. This proposed expansion, if approved, will result in a substantial increase of Cove Point gas introduced into the Washington Gas distribution system. This could increase the exposure of other areas within the Washington Gas distribution system to Cove Point gas that may be either minimally blended with domestic natural gas pipeline supply or completely unblended with any other gas, thereby potentially causing an increase in leaks on couplings in additional parts of the Washington Gas distribution system. To address this potential risk, Washington Gas has begun the planning necessary to construct facilities to inject HHCs at up to as many as eight additional gate stations in anticipation that more gas from the Cove Point terminal may begin flowing into the interconnected pipelines prior to or after 2008. Washington Gas anticipates that the next gate station injection facility will be operational by the spring of 2007.
     The estimated cost of each of the eight additional HHC injection facilities will range from an estimated $2 million to $3 million. Washington Gas expects that the cost of these facilities should be includible in the rate base upon which Washington Gas is allowed to earn an allowed rate of return. The estimated cost of these facilities does not include the cost of the purchase of HHCs which Washington Gas anticipates should be includible in its purchased gas charge or in operating expenses used to determine base rates. Currently, Washington Gas is collecting the cost of HHCs in its purchased gas charge in Maryland and the District of Columbia from its sales customers, and will file in those jurisdictions to include the cost of HHCs in bills of marketers who serve delivery service customers in those jurisdictions. Washington Gas is not collecting the cost allocable to Virginia customers associated with the injection of HHCs at the gate station where this process became operational in January 2006, and will need to request recovery of these costs through a formal filing with the State Corporation Commission of Virginia (SCC of VA).
     Washington Gas has not gathered enough evidence yet to conclude that the injection of HHCs into the gas distribution system will be effective in preventing additional leaks that may occur in the gas distribution system if additional volumes from the Cove Point terminal are introduced. The Company continues to gather and evaluate field and laboratory evidence about this gas conditioning initiative. Construction of these additional facilities may not be timely, permitted or feasible. If the facilities are constructed, the injection of additional HHCs may not be effective in preventing additional leaks on couplings in the gas distribution system. If the injection of HHCs into the gas distribution system is not effective in preventing additional leaks on couplings, Washington Gas will seek an acceptable and viable alternative to address this issue. If the planned actions of injecting HHCs are not successful in preventing additional leaks on couplings, and if the Company is not able to determine a satisfactory alternative solution on a timely basis, additional operating expenses and capital expenditures may be necessary to contend with the receipt of increased volumes of gas from the Cove Point LNG terminal into Washington Gas’ distribution system. These additional expenditures may not be recoverable or may not be recoverable on a timely enough basis from customers, or other parties. Therefore, these conditions could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Notwithstanding Washington Gas’ current and potential future actions before its local regulatory commissions with respect to the recovery of costs related to the construction of the injection facilities and the purchase of HHCs, Washington Gas believes that any costs associated with the remediation related to the gas from the Cove Point LNG terminal should be the responsibility of the parties that are responsible for introducing gas from the Cove Point terminal into the interstate pipeline transmission system that is then introduced into the distribution system of Washington Gas. Therefore, as further discussed below, Washington Gas is pursuing certain remedies, and will pursue all remedies, it has before the FERC and other entities to assure that its customers are only paying their appropriate share of the costs of the remediation to maintain the safety of the Washington Gas distribution system. To the extent that Washington Gas receives approval and recovers costs from its retail customers for actions it has taken to maintain the safety and integrity of its distribution system, Washington Gas will apply any compensation received as a result of current or future actions before the FERC or against others, as an offset to future costs collected from retail customers.
     Request for FERC Action. Washington Gas is requesting the FERC to invoke its authority to require the applicant to demonstrate the safety and reliability of the Cove Point gas flowing through the Washington Gas distribution system. Washington Gas has specifically requested that the proposed expansion of the Cove Point LNG terminal be denied until the applicant has shown that the Cove Point gas is of such quality that it is fully interchangeable with the natural gas historically received by Washington Gas, and that gas coming from the Cove Point terminal will not cause harm to its customers or to the infrastructure of Washington Gas’ distribution system.
     The FERC convened a procedural conference to receive information related to the issues raised by Washington Gas concerning the compatibility of gas from the Cove Point terminal and the safety of its distribution system should significantly larger volumes of gas from the Cove Point terminal flow into the interconnected interstate pipelines that serve Washington Gas. Washington Gas presented scientific evidence supporting Washington Gas’ assertions that the unblended re-vaporized LNG is the unique cause of the leaks. Washington Gas also provided the FERC with all data that Washington Gas had made available for Environ’s review. A decision by the FERC regarding the certificate applications to expand the Cove Point LNG terminal is pending.

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

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Washington Gas is also exposed to the risk of non-payment of utility bills by certain of its customers. To manage this customer credit risk, Washington Gas may require cash deposits from its high risk customers to cover payment of their bills. The deposits are held for varying periods of time, typically a minimum of one year and, as defined by regulatory tariffs, may be refunded if the customer makes timely payments to Washington Gas during the holding period of the customer deposit. There are no restrictions on the regulated utility’s use of these customer deposits. Washington Gas pays interest to its customers on these deposits in accordance with the requirements of its regulatory commissions.
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
     In response to the significant rise in natural gas prices, WGEServices continuously monitors the unsecured credit limits it will accept from certain suppliers or their guarantors. This allows WGEServices to have greater flexibility in obtaining alternative sources of natural gas supplies in the event of non-performance by one or more of its suppliers.
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
     In order to mitigate commodity price risk for its firm customers, Washington Gas has specific regulatory approval in the District of Columbia, Maryland and Virginia to hedge transactions for a limited portion of its natural gas purchases. While the regulatory approval for Virginia is permanent, the regulatory approvals in the District of Columbia and Maryland are pursuant to pilot programs, and the Company is seeking to continue these programs. Additionally, to provide for additional supply reliability, the regulated utility purchases natural gas under contracts that provide for volumetric variability. Certain of these contracts are required to be recorded at fair value (refer to Note 9 of the Notes to Consolidated Financial Statements—Derivative and Weather-Related Instruments for a discussion of the accounting for these derivative instruments). As of March 31, 2006 and September 30, 2005, the Company’s variable gas purchase contracts had a net fair value loss of $4.7 million and a net fair value gain of $18.2 million, respectively. Of the March 31, 2006 net loss, $5.0 million represented a fair value loss that was recorded on the balance sheet as a payable, with a corresponding amount recorded as a regulatory asset. This was partially offset by a $317,000 fair value gain that was recorded as a receivable, with a corresponding amount recorded as a regulatory liability. Of the September 30, 2005 net gain, $19.9 million represented a fair value gain that was

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
recorded on the balance sheet as a receivable, with a corresponding amount recorded as a regulatory liability. This was partially offset by a $1.7 million fair value loss that was recorded on the balance sheet as a payable, with a corresponding amount recorded as a regulatory asset.
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
     Natural Gas
     WGEServices faces risk in that approximately 60 percent of its annual natural gas sales volumes are subject to variations in customer demand caused by fluctuations in weather. Purchases of natural gas to fulfill retail sales commitments are made generally under fixed-volume contracts that are based on normal weather assumptions. If there is a significant deviation from normal weather that causes purchase commitments to differ significantly from sales levels, WGEServices may be required to buy incremental natural gas or sell excess natural gas at prices that negatively impact gross margins. WGEServices manages this volumetric risk by using storage gas inventory and peaking services offered to marketers by the regulated utilities that provide delivery service for WGEServices’ customers. WGEServices may also manage price risk through the use of derivative instruments or weather hedges. At September 30, 2005, these derivative instruments were recorded on the Company’s consolidated balance sheets as fair value gains of $5.4 million. No amounts related to these derivative instruments were recorded on the consolidated balance sheets at March 31, 2006. In connection with these derivative instruments, WGEServices recorded losses of $807,000 (pre-tax) and $4.9 million (pre-tax) for the three and six months ended March 31, 2006, respectively. WGEServices recorded a gain of $1.5 million (pre-tax) and a loss of $643,000 (pre-tax) for the three and six months ended March 31, 2005, respectively.
     Electricity
     Non-Full Requirements Supply. WGEServices procures electricity supply under contract structures in which WGEServices assumes the responsibility of matching its customer requirements with its supply purchases. WGEServices assembles the various components of supply, including electric energy, capacity, ancillary services and transmission service from multiple suppliers to match its customer requirements. This procurement strategy reduces the potential credit exposure that WGEServices otherwise faces when dealing almost exclusively with a single supplier under a full requirements supply arrangement.
     To the extent WGEServices is not able to match its customer requirements relatively closely with its supply purchases, it is exposed to electricity commodity price risk on the unmatched portion of its

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
portfolio. WGEServices’ electric business also is exposed to fluctuations in weather. These purchases generally are made under fixed-volume contracts that are based on certain weather assumptions. If there are significant deviations in weather from these assumptions, WGEServices could be exposed to hourly price and volume risk that can negatively impact gross margins. At March 31, 2006 and September 30, 2005, 91 percent and 44 percent, respectively, of the WGEServices electric supply portfolio was provided under non-full requirements contracts.
     Full Requirements Supply. For a portion of its electricity supply, WGEServices limits its volumetric and price risks by purchasing full requirements services from its wholesale electricity suppliers under master purchase and sale agreements, including electric energy, capacity and certain ancillary services, for resale to retail electric customers. WGEServices’ full requirements wholesale suppliers assume the risk for any volume and price risks associated with sales made by WGEServices. WGEServices’ principal supplier of full requirements electricity is Mirant Energy Trading LLC (MET), a wholly owned subsidiary of Mirant Corporation (Mirant).
     On July 14, 2003, Mirant and substantially all of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. MET (formerly known as Mirant Americas Energy Trading L.P.) was included in these bankruptcy filings through its predecessor. On January 3, 2006, Mirant and its subsidiaries emerged from bankruptcy. WGEServices and MET have a contract including provisions that allow WGEServices to net payables to MET against any damages that may result from default on the part of MET, and allow WGEServices to request collateral under certain situations. At September 30, 2005, WGEServices held cash deposits as collateral totaling $18.3 million related to electric purchase transactions under this contract. This cash collateral was refunded in the second quarter of fiscal year 2006 when market conditions reduced the collateral requirement. As of March 31, 2006, WGEServices held a small letter of credit as collateral.
     In addition to MET, WGEServices has separate master purchase and sale agreements under which it purchases full requirements services from other wholesale electricity suppliers. These electric suppliers either have investment grade credit ratings or provide guarantees from companies with investment grade credit ratings.
     Value-At-Risk
     WGEServices measures the market risk of its energy commodity portfolio and employs risk control mechanisms to measure and determine mitigating steps related to market risk, including the determination and review of value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. Based on a 95 percent confidence interval for a one-day holding period, WGEServices’ value-at-risk at March 31, 2006 was approximately $370,000 and $176,000 related to its natural gas and electric portfolios, respectively.
     Weather Risk
     The Company is exposed to various forms of weather risk in both its regulated utility and unregulated businesses. For the regulated utility, a large portion of the Company’s revenues is volume driven and its current rates are based upon an assumption of normal weather. Variations from normal weather will cause the Company’s earnings to increase or decrease, depending on the weather pattern. Prior to October 1, 2005, the Company managed weather risk for all jurisdictions of the regulated utility with a weather insurance policy. As discussed below, Washington Gas obtained ratemaking provisions in Maryland that are designed to moderate the volatility of its revenues and

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
customers’ monthly bills due to variations in usage from factors such as weather and conservation. Washington Gas does not have similar ratemaking provisions in the District of Columbia or Virginia and, therefore, relies on a weather insurance policy and a weather derivative, respectively, that are designed to provide full protection from the negative financial effects of warmer-than-normal weather in these jurisdictions, as discussed below. During the three and six months ended March 31, 2006, Washington Gas recorded after-tax accrued benefits, net of premium costs, of $2.1 million and $2.0 million, respectively, related to both its weather insurance in the District of Columbia and weather derivative in Virginia. This compares to $1.5 million and $2.4 million of after-tax premium expense recorded during the three and six months ended March 31, 2005, respectively, related to an expired weather insurance policy that was designed to provide 50 percent protection from the effects of warmer-than-normal weather in the District of Columbia, Maryland and Virginia.
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
     Weather Insurance. Prior to October 1, 2005, Washington Gas maintained a weather insurance policy covering all of its jurisdictions designed to cover 50 percent of the impact of warmer-than-normal weather on its financial results. The policy had a five-year term that expired on September 30, 2005. In October 2005, Washington Gas purchased a new weather insurance policy designed to provide full protection from its exposure to warmer-than-normal weather in the District of Columbia. The new policy has a three-year term that expires on September 30, 2008.
     The new policy covers Washington Gas’ estimated net revenue exposure in the District of Columbia to variations in HDDs, subject to a maximum annual payment of $6.55 million (pre-tax) and cumulative maximum payments of $13.10 million (pre-tax) over the three-year policy period. Pre-tax income is provided in the amount of $12,600 for each HDD warmer-than-normal during each fiscal year subject to the limitations previously described. Other than the cost of the insurance, Washington Gas pays nothing if weather is colder than normal. The policy’s pre-tax annual expense will be $1.87 million for fiscal year 2006 and for each of the next two years of the policy period. This pre-tax expense is being amortized based on the pattern of normal HDDs over the three-year policy period. No portion of the cost or benefit of this policy is considered in the regulatory process. Washington Gas’ derived an accrued benefit, net of amortization expense of the related insurance premium, totaling $86,000 (after-tax) for the three months ended March 31, 2006, and net amortization expense totaling $57,000 (after-tax) for the six months ended March 31, 2006, related to the new insurance policy in the District of Columbia. This compares to $1.5 million and $2.4 million of after-tax premium amortization expense recorded during the three and six months ended March 31, 2005, respectively, related to the expired insurance policy.
     HDD Derivatives. On December 8, 2005, Washington Gas purchased an HDD derivative designed to provide full protection from warmer-than-normal weather in Virginia. Washington Gas will receive $24,600 for every HDD below 2,833 during the period of December 18, 2005 through May 31, 2006. The maximum amount that Washington Gas can receive under this arrangement is $9.4 million. The pre-tax expense of this derivative is $1.7 million, which is being amortized over the pattern of

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
normal HDDs over the 5 1/2-month term of the weather derivative. Washington Gas derived an accrued benefit, net of amortization expense of the related premium, totaling $2.1 million (after-tax) and $2.0 million (after-tax) related to the weather derivative for the three and six months ended March 31, 2006, respectively.
     WGEServices utilizes HDD derivatives to manage its risk for natural gas customers who participate in a program that allows them to pay a fixed amount for their gas requirements regardless of the amount of gas consumed, and to manage other weather-related risks. These hedges cover a portion of WGEServices’ estimated net revenue exposure to variations in HDDs. For the three and six months ended March 31, 2006, the Company recorded, net of premium costs, a pre-tax loss of $2.2 million and $2.0 million, related to these hedges, respectively. For the three and six months ended March 31, 2005, the Company recorded, including premium costs, a pre-tax loss of $96,000 and $249,000 related to these hedges, respectively.
     Interest-Rate Risk
     The Company is exposed to interest-rate risk associated with its debt financing costs. Washington Gas utilizes derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility associated with anticipated future debt issuances.
     In July 2005, Washington Gas entered into two forward-starting swaps with an aggregate notional principal amount of $50.0 million. At September 30, 2005, these swaps had a fair value gain totaling $106,000. Washington Gas terminated the two forward-starting swaps in conjunction with the issuance of $50.0 million of MTNs on January 18, 2006, and received a total of $286,000 associated with the settlement of these hedge agreements.
     In February 2006, Washington Gas entered into a forward-starting swap with a notional principal amount of $25.0 million. Washington Gas terminated this forward-starting swap in conjunction with the issuance of $25.0 million of MTNs on March 22, 2006, and received $303,000 associated with the settlement of this hedge agreement.
     Refer to the section entitled “Liquidity and Capital Resources – Long-Term Cash Requirements and Related Financing” included herein for a further discussion of the debt transactions related to these derivatives. Also refer to Note 9 of the Notes to Consolidated Financial Statements—Derivative and Weather-Related Instruments for a further discussion of the accounting for these derivatives transactions.
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
     OTHER MATTERS
     WGL Holdings was a registered holding company as defined by the Public Utility Holding Company Act of 1935 (PUHCA) before its repeal. On August 8, 2005, the President of the United States of America signed the Energy Policy Act of 2005 (EPA 2005), which authorizes many broad energy policy provisions including significant funding for consumers and business for energy-related activities, energy-related tax credits, accelerated depreciation for certain natural gas utility infrastructure investments and which

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
contains the repeal of the PUHCA. The effective date of the repeal was February 8, 2006. The Company primarily benefits from provisions embedded in the legislation that support the Company’s efforts to promote energy efficiency in a manner that benefits customers and shareholders.

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
     RESULTS OF OPERATIONS – Three Months Ended March 31, 2006 vs. March 31, 2005
     Summary Results
     Washington Gas reported net income applicable to common stock of $59.7 million for the three months ended March 31, 2006, as compared to $74.7 million reported for the same three months of the prior fiscal year.
     Utility Net Revenues
     Utility net revenues for Washington Gas were $206.5 million for the current quarter, as compared to net revenues of $226.9 million for the same quarter in fiscal year 2005. Net revenues were primarily affected by lower natural gas deliveries to firm customers due to warmer weather in the current period compared to the same quarter of the prior fiscal year, as well as lower consumption of natural gas by customers due to factors other than weather, such as customer conservation. Mitigating the negative financial effects of warmer-than-normal weather and lower non-weather related consumption of natural gas during the current quarter were: (i) the regulated utility’s application of the Maryland RNA and other weather protection strategies; (ii) the addition of 20,691 active customer meters since the end of the same quarter of the prior fiscal year; and (iii) $2.7 million (pre-tax) of increased earnings from greater carrying costs on a higher balance of storage gas inventory that was primarily the result of higher natural gas prices. Utility net revenues for the three months ended March 31, 2006 also reflect a charge of $4.6 million (pre-tax) recorded in the second quarter of fiscal year 2006 related to a proposed Maryland regulatory order that recommends the disallowance of certain purchased natural gas costs incurred by the regulated utility in a prior fiscal year (refer to the section entitled “Regulatory Matters” included herein).
     Key gas delivery, weather and meter statistics are shown in the table below for the three months ended March 31, 2006 and 2005.

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
Gas Deliveries, Weather and Meter Statistics

	Three Months Ended			Percent
	March 31,			Increase
	2006	2005	Variance	(Decrease)

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	364,415	432,258	(67,843)	(15.7)
Gas Delivered for Others	163,771	194,666	(30,895)	(15.9)

Total Firm	528,186	626,924	(98,738)	(15.7)

Interruptible
Gas Sold and Delivered	1,594	2,413	(819)	(33.9)
Gas Delivered for Others	85,358	99,942	(14,584)	(14.6)

Total Interruptible	86,952	102,355	(15,403)	(15.0)

Electric Generation—Delivered for Others	9,939	9,202	737	8.0

Total Deliveries	625,077	738,481	(113,404)	(15.4)

Degree Days
Actual	1,934	2,264	(330)	(14.6)
Normal	2,123	2,117	6	0.3
Percent Colder (Warmer) Than Normal	(8.9)%	6.9%	n/a	n/a
Active Customer Meters (end of period)	1,035,918	1,015,227	20,691	2.0
New Customer Meters Added	5,882	5,827	55	0.9

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
     During the quarter ended March 31, 2006, total gas deliveries to firm customers declined 98.7 million therms, or 15.7 percent, to 528.2 million therms delivered during the second quarter of fiscal year 2006. This comparison primarily reflects 14.6 percent warmer weather as compared to the prior year’s second quarter, as well as lower natural gas consumption by customers due to factors other than weather, such as customer conservation. Weather was 8.9 percent warmer than normal in the second quarter of fiscal year 2006, as compared to 6.9 percent colder than normal for the same quarter of the prior fiscal year. The application, in the current fiscal year, of the regulated utility’s new RNA in Maryland, weather insurance in the District of Columbia and a weather derivative in Virginia eliminated substantially all of the negative financial effects of the warmer-than-normal weather during the second quarter of fiscal year 2006. Additionally, the Maryland RNA mitigated the effects of lower non-weather related natural gas consumption that occurred in Maryland during the current quarter. Deliveries to Maryland customers represent approximately 40 percent of all therms delivered by the regulated utility.
     Many customers choose to buy the natural gas commodity from unregulated third-party marketers, rather than purchase the natural gas commodity and delivery service from Washington Gas on a “bundled” basis. Gas delivered to firm customers but purchased from unregulated third-party

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
marketers represented 31.0 percent of total firm therms delivered during the quarter ended March 31, 2006, compared to 31.1 percent delivered during the quarter ended March 31, 2005. On a per unit basis, Washington Gas earns the same net revenues from delivering gas for others as it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from Washington Gas. Therefore, the regulated utility does not experience any loss in net revenues when customers choose to purchase the natural gas commodity from a third-party marketer.
     Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers decreased by 15.4 million therms, or 15.0 percent, during the second quarter of fiscal year 2006 when compared to the same quarter last year, primarily due to customers’ use of alternative fuels because of higher natural gas prices and warmer weather.
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
     Gas Service for Electric Generation. Washington Gas sells and/or delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the current quarter, deliveries to these customers increased 8.0 percent to 9.9 million therms, as compared to the same quarter of fiscal year 2005, reflecting the increased use by these customers of natural gas rather than alternative fuels. Washington Gas shares a significant majority of the margins earned from gas deliveries to these customers with firm customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.
     Utility Operating Expenses
     Operation and Maintenance Expenses. Operations and maintenance expenses of $66.6 million (pre-tax) for the three months ended March 31, 2006 were $6.7 million higher than the same period in the prior fiscal year. Principally contributing to the increase in these expenses were $1.4 million of increased labor and incentive costs which primarily reflect higher labor rates, as well as higher accruals for equity-based compensation pursuant to a new accounting standard that became effective on October 1, 2005 (refer to the section entitled “Critical Accounting Policies” included herein). The current quarter also reflects $1.2 million of higher employee benefits costs primarily related to increased group insurance, $1.3 million of increased costs associated with information technology

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
projects, $534,000 of higher expenses for uncollectible accounts partially due to the effects of higher revenues related to higher natural gas costs, and other miscellaneous items.
     Depreciation and Amortization. Depreciation and amortization expense was $22.9 million (pre-tax) for the second quarter of fiscal year 2006, an increase of $1.7 million, or 7.9 percent, over the same quarter of the prior fiscal year. This increase is primarily attributable to a reversal in the second quarter of fiscal year 2005 of $1.0 million of depreciation expense that was previously recorded in fiscal year 2004 related to the performance of an earnings test required by a December 18, 2003 Final Order of the SCC of VA. The remainder of the year-over-year increase reflects increased investment in property, plant and equipment.
     Interest Expense. The explanations for changes in Washington Gas’ interest expense are substantially the same as the explanations included in Management’s Discussion of WGL Holdings. Those explanations are incorporated herein by reference into this discussion.
     RESULTS OF OPERATIONS – Six Months Ended March 31, 2006 vs. March 31, 2005
     Summary Results
     For the first six months of fiscal year 2006, Washington Gas reported net income applicable to common stock of $104.5 million, as compared to net income of $114.6 million for the same period of the prior fiscal year.
     Utility Net Revenues
     Utility net revenues for Washington Gas were $384.6 million for the current six-month period, as compared to net revenues of $390.1 million for the corresponding period in the prior fiscal year. Net revenues primarily reflect lower natural gas deliveries to firm customers due to warmer weather in the current six-month period than the same period of the prior fiscal year, as well as lower consumption of natural gas by customers due to factors other than weather, such as customer conservation. Mitigating the negative financial effects of warmer-than-normal weather and lower non-weather related consumption of natural gas during the current quarter were: (i) the regulated utility’s application of the Maryland RNA and other weather protection strategies; (ii) the addition of 20,691 active customer meters since the end of the same quarter of the prior fiscal year; and (iii) $5.0 million (pre-tax) of increased earnings from greater carrying costs on a higher balance of storage gas inventory that was primarily the result of higher natural gas prices. Utility net revenues for the first six months of the current fiscal year also reflect a charge of $4.6 million (pre-tax) recorded in the second quarter of fiscal year 2006 related to a proposed Maryland regulatory order recommending the disallowance of certain purchased natural gas costs incurred by the regulated utility in a prior fiscal year (refer to the section entitled “Regulatory Matters” included herein).
     Key gas delivery, weather and meter statistics are shown in the table below for the six months ended March 31, 2006 and 2005.

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
Gas Deliveries, Weather and Meter Statistics

	Six Months Ended			Percent
	March 31,			Increase
	2006	2005	Variance	(Decrease)

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	658,799	689,072	(30,273)	(4.4)
Gas Delivered for Others	299,034	332,385	(33,351)	(10.0)

Total Firm	957,833	1,021,457	(63,624)	(6.2)

Interruptible
Gas Sold and Delivered	3,270	4,569	(1,299)	(28.4)
Gas Delivered for Others	158,152	177,440	(19,288)	(10.9)

Total Interruptible	161,422	182,009	(20,587)	(11.3)

Electric Generation—Delivered for Others	25,859	18,509	7,350	39.7

Total Deliveries	1,145,114	1,221,975	(76,861)	(6.3)

Degree Days
Actual	3,433	3,653	(220)	(6.0)
Normal	3,485	3,476	9	0.3
Percent Colder (Warmer) Than Normal	(1.5)%	5.1%	n/a	n/a
Active Customer Meters (end of period)	1,035,918	1,015,227	20,691	2.0
New Customer Meters Added	14,051	14,299	(248)	(1.7)

     Gas Service to Firm Customers. During the six months ended March 31, 2006, natural gas deliveries to firm customers were 957.8 million therms, a decrease of 63.6 million therms, or 6.2 percent, in deliveries from the same period last year. This comparison primarily reflects 6.0 percent warmer weather in the current period than the comparable period of the prior year, as well as lower natural gas consumption by customers due to factors other than weather, such as customer conservation. Weather for the six months ended March 31, 2006 was 1.5 percent warmer than normal, as compared to 5.1 percent colder than normal for the same period last year. The regulated utility’s application, in the current fiscal year, of its new RNA in Maryland, weather insurance in the District of Columbia and the weather derivative in Virginia eliminated substantially all of the negative financial effects of warmer-than-normal weather during the current six-months ended March 31, 2006. Additionally, the Maryland RNA mitigated the effects of lower non-weather related natural gas consumption that occurred in Maryland during the current year-to-date period.
     Gas Service to Interruptible Customers. Therm deliveries to interruptible customers decreased 11.3 percent during the first six months of fiscal year 2006 compared to the same period last fiscal year, primarily due to customers’ use of alternative fuels because of higher natural gas prices and warmer weather.
     Gas Service for Electric Generation. During the current six-month period, deliveries to the two electric generation facilities in Maryland increased 39.7 percent to 25.9 million therms, primarily reflecting the increased use by these customers of natural gas rather than alternative fuels.
     Utility Operating Expenses
     Operation and Maintenance Expenses. Operations and maintenance expenses increased $11.1 million (pre-tax) for the first six months of fiscal year 2006 when compared to the same period in the prior fiscal year. Principally contributing to this increase was $3.3 million of higher expenses for uncollectible accounts, $1.8 million of increased labor and incentive costs and $1.6 million of increased expenses associated with information technology projects. Other drivers of the increase in operation and maintenance expenses were increased employee benefits and other miscellaneous

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
items. Results from the regulated utility segment also reflect higher depreciation and amortization expense, higher general taxes and increased interest expense that, together, reduced net income by $5.6 million (pre-tax).
     Depreciation and Amortization. Depreciation and amortization expense was $45.7 million (pre-tax) for the first six months of fiscal year 2006, an increase of $2.4 million over the corresponding period of the prior fiscal year. This increase is primarily attributable, in part, to a reversal in the six months ended March 31, 2005 of $1.0 million of depreciation expense that was previously recorded in fiscal year 2004 related to the performance of an earnings test required by a December 18, 2003 Final Order by the SCC of VA. The remainder of the year-over-year increase reflects increased investment in property, plant and equipment.
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
     Maryland Jurisdiction
     On August 8, 2005, the PSC of MD approved an unopposed Stipulation and Agreement (Stipulation), filed by Washington Gas and three other participants and accepted by the PSC of MD. The Stipulation resolved outstanding issues from a Final Order previously issued by the PSC of MD regarding the manner in which interruptible transportation service is charged to Maryland customers. The Stipulation also requested approval by the PSC of MD of an RNA mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. The Stipulation also allows for the impact of the RNA on Washington Gas’ risk

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
and rate of return to be evaluated in the next rate case. The RNA became effective on October 1, 2005. Washington Gas’ net income for the three and six months ended March 31, 2006 reflects the effect of the RNA.
     Washington Gas underwent a routine review of its gas costs that were billed to customers in Maryland from September 2003 through August 2004. Each year, the PSC of MD reviews the annual gas costs collected from customers to determine if Washington Gas’ purchased gas costs are not justified because: (1) Washington Gas failed to show that the charges were based solely on increased costs of purchased gas; (2) Washington Gas failed to follow competitive practices in purchasing natural gas; or (3) Washington Gas failed to show that its practices in procuring and purchasing natural gas were reasonable. On March 14, 2006, a Hearing Examiner of the PSC of MD issued a proposed order approving purchased gas charges of Washington Gas for the twelve-month period ending August 2004, except for $4.6 million of such charges that the Hearing Examiner recommended be disallowed because, in the opinion of the Hearing Examiner, they were not reasonably and prudently incurred. Washington Gas filed a Notice of Appeal on April 12, 2006 and a Memorandum on Appeal on April 21, 2006 with the PSC of MD, asserting that the Hearing Examiner’s recommendation is without merit. Reply memorandums must be filed by May 11, 2006 and the PSC of MD is expected to issue a final order after that date. During the second quarter of fiscal year 2006, Washington Gas accrued a liability of $4.6 million (pre-tax) related to the proposed disallowance of these purchased gas charges. If the PSC of MD rules in Washington Gas’ favor, the liability recorded in the current quarter for this issue will be reversed.
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
     On October 19, 2005, the VA Staff filed a report with the SCC of VA in connection with Washington Gas’ earnings test for the twelve-month period ended December 31, 2004. The VA Staff’s report concluded that Washington Gas did not earn in excess of its allowed return on equity during this period, and recommended that Washington Gas not be required to record any additional depreciation expense related to its earnings for the twelve-month period ended December 31, 2004. On November 28, 2005, the SCC of VA issued a Final Order that concurred with the VA Staff’s recommendation. On April 28, 2006, Washington Gas filed an earnings test for the twelve months ended December 31, 2005. The regulated utility’s filing, which is subject to review by the applicable parties within the SCC of VA, did not indicate that Washington Gas earned in excess of its allowed return on equity during the period of the earnings test.
     OTHER MATTERS
     On January 4, 2006, the Office and Professional Employees International Union, Local No. 2 (A.F.L.-C.I.O.) (Local 2), ratified a thirty-nine month labor contract with Washington Gas effective on January 1, 2006. This contract covers approximately 290 employees, and replaced a previous collective bargaining agreement that was scheduled to expire on March 31, 2006. The provisions of the new labor contract include, among other things: (i) general wage increases of 2.75 percent, 3.0 percent and 3.5 percent effective on January 1, 2006, April 1, 2007 and April 1, 2008, respectively; (ii) increases in employee medical benefit contributions by employees; (iii) enhanced pension benefit-funding formulas for Local 2 employees who retire from service beginning January 1, 2007; and (iv) employment security for Local 2 employees hired on or before April 1, 1995.

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
ITEM 4. CONTROLS AND PROCEDURES

     Senior management, including the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ and Washington Gas’ disclosure controls and procedures as of March 31, 2006. Based on this evaluation process, the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that WGL Holdings’ and Washington Gas’ disclosure controls and procedures are effective. There have been no changes in the Registrants’ internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the registrants’ internal control over financial reporting.

WGL Holdings, Inc.
Washington Gas Light Company
Part II — Other Information
PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meetings of Shareholders of WGL Holdings, Inc. and Washington Gas Light Company were held on March 1, 2006. Below are the matters voted upon at these meetings.
     WGL Holdings, Inc.
     The following individuals were elected to the Board of Directors of WGL Holdings, Inc.:

Director	Votes in Favor	Votes Withheld
Michael D. Barnes	42,515,047	633,160
George P. Clancy, Jr.	42,685,407	462,800
James H. DeGraffenreidt, Jr.	42,424,473	723,734
James W. Dyke, Jr.	42,660,354	487,853
Melvyn J. Estrin	42,664,729	483,478
James F. Lafond	42,680,631	467,576
Debra L. Lee	42,562,479	585,728
Karen Hastie Williams	42,602,996	545,211
     The shareholders ratified the appointment of Deloitte & Touche LLP, independent public accountants, to audit the accounts of WGL Holdings, Inc. for fiscal year 2006 by a vote of 42,624,822 in favor of the proposal and 332,162 against. There were 191,223 abstentions.
     A shareholder proposal to establish cumulative voting was defeated by a vote of 20,145,780 against the proposal and 11,535,228 in favor. There were 780,736 abstentions and 10,686,463 broker non-votes.
     A shareholder proposal to elect an independent director as Chairman of the Board was defeated by a vote of 27,403,902 against the proposal and 3,932,578 in favor. There were 1,125,264 abstentions and 10,686,463 broker non-votes.
     Washington Gas Light Company
     The individuals listed above were elected to the Board of Directors of Washington Gas Light Company by a vote of 46,479,536 in favor of the proposal. There were no votes withheld.
     The shareholders ratified the appointment of Deloitte & Touche LLP, independent public accountants, to audit the accounts of Washington Gas Light Company for fiscal year 2006 by a vote of 46,479,536 in favor of the proposal. There were no votes opposed to this proposal.
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

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY (Co-Registrants)
Date: May 10, 2006	/s/ Mark P. O’Flynn
Mark P. O’Flynn
Controller (Principal Accounting Officer)