Form 10-Q
period 2006-06-30
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2006-08-09
CIK 104819, 1103601

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
WGL Holdings, Inc. common stock, no par value, outstanding as of July 31, 2006: 48,773,729 shares.
All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of July 31, 2006.

WGL Holdings, Inc.
Washington Gas Light Company
For the Quarter Ended June 30, 2006

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
     Part I — Financial Information in this Quarterly Report on Form 10-Q includes separate financial statements (i.e., balance sheets, statements of income and statements of cash flows) for WGL Holdings and Washington Gas.
     SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
     Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans,” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” and “could.” Although the registrants, WGL Holdings and Washington Gas, believe such forward-looking statements are based on reasonable assumptions, they cannot give assurance that every objective will be achieved. Forward-looking statements speak only as of today, and the registrants assume no duty to update them. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:
•	the level and rate at which costs and expenses are incurred and the extent to which they are allowed to be recovered from customers through the regulatory process in connection with constructing, operating and maintaining the Company’s natural gas distribution system;

•	the ability to implement successful approaches to modify the current or future composition of gas delivered to customers or to remediate the effects of the current or future composition of gas delivered to customers, as a result of the introduction of gas from the Dominion Cove Point facility to the Company’s natural gas distribution system;

•	the ability to recover the costs of implementing steps to accommodate delivery of natural gas to customers as a result of the receipt of gas from the Dominion Cove Point facility;

•	variations in weather conditions from normal levels;

•	the availability of natural gas supply and interstate pipeline transportation and storage capacity;

•	the ability of natural gas producers, pipeline gatherers, and natural gas processors to deliver natural gas into interstate pipelines for delivery by those interstate pipelines to the entrance points of the regulated utility’s natural gas distribution system as a result of factors beyond the control of the Company or its subsidiaries;

•	changes in economic, competitive, political and regulatory conditions and developments;

ii

WGL Holdings, Inc.
Washington Gas Light Company
•	changes in capital and energy commodity market conditions;

•	changes in credit ratings of debt securities of WGL Holdings or Washington Gas that may affect access to capital or the cost of debt;

•	changes in credit market conditions and creditworthiness of customers and suppliers;

•	changes in relevant laws and regulations, including tax, environmental and employment laws and regulations;

•	legislative, regulatory and judicial mandates or decisions affecting business operations or the timing of recovery of costs and expenses;

•	the timing and success of business and product development efforts and technological improvements;

•	the pace of deregulation efforts and the availability of other competitive alternatives to the Company’s products and services;

•	changes in accounting principles;

•	acts of God and terrorist activities; and

•	other uncertainties.
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

iii

WGL Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements

	June 30,	September 30,
(In thousands)	2006	2005

ASSETS
Property, Plant and Equipment
At original cost	$2,890,380	$2,779,878
Accumulated depreciation and amortization	(864,136)	(810,862)

Net property, plant and equipment	2,026,244	1,969,016

Current Assets
Cash and cash equivalents	88,078	4,842
Receivables
Accounts receivable	205,195	151,685
Gas costs and other regulatory assets	5,681	9,711
Accrued utility revenues	11,288	16,476
Allowance for doubtful accounts	(16,592)	(16,835)

Net receivables	205,572	161,037

Materials and supplies—principally at average cost	19,633	16,823
Storage gas—at cost (first-in, first-out)	193,053	252,925
Deferred income taxes	15,565	13,778
Other prepayments—principally taxes	7,700	10,677
Other	6,128	11,680
Current assets of discontinued operations	6,711	9,679

Total current assets	542,440	481,441

Deferred Charges and Other Assets
Regulatory assets	63,711	64,236
Prepaid qualified pension benefits	76,175	75,965
Other	8,228	9,756
Other assets of discontinued operations	—	667

Total deferred charges and other assets	148,114	150,624

Total Assets	$2,716,798	$2,601,081

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$946,556	$893,992
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	581,788	584,150

Total capitalization	1,556,517	1,506,315

Current Liabilities
Current maturities of long-term debt	55,031	50,122
Notes payable	89,943	40,876
Accounts payable and other accrued liabilities	172,433	203,315
Wages payable	16,594	13,375
Accrued interest	13,036	2,919
Dividends declared	16,787	16,524
Customer deposits and advance payments	36,038	52,173
Gas costs and other regulatory liabilities	5,465	14,103
Accrued taxes	54,294	13,688
Other	3,145	1,622
Current liabilities of discontinued operations	2,435	3,210

Total current liabilities	465,201	411,927

Deferred Credits
Unamortized investment tax credits	13,375	14,047
Deferred income taxes	284,240	292,273
Accrued pensions and benefits	43,366	41,011
Regulatory liabilities
Accrued asset removal costs	287,726	272,124
Gas costs	11,367	11,600
Other	16,825	15,983
Other	37,882	35,402
Other liabilities of discontinued operations	299	399

Total deferred credits	695,080	682,839

Commitments and Contingencies (Note 13)

Total Capitalization and Liabilities	$2,716,798	$2,601,081

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2006	2005	2006	2005

UTILITY OPERATIONS
Operating Revenues	$183,595	$197,629	$1,490,588	$1,241,806
Less: Cost of gas	87,402	99,576	972,351	712,746
Revenue taxes	9,268	9,930	46,721	50,804

Utility Net Revenues	86,925	88,123	471,516	478,256

Other Operating Expenses
Operation	48,655	50,605	156,530	147,945
Maintenance	9,244	11,428	27,954	29,623
Depreciation and amortization	23,210	22,663	69,267	66,277
General taxes	8,818	10,389	31,862	31,643
Income tax expense (benefit)	(5,262)	(5,931)	57,981	64,783

Utility Other Operating Expenses	84,665	89,154	343,594	340,271

Utility Operating Income (Loss)	2,260	(1,031)	127,922	137,985

NON-UTILITY OPERATIONS
Operating Revenues
Retail energy-marketing	159,911	143,613	812,762	634,819
Heating, ventilating and air conditioning (HVAC)	3,276	1,637	10,358	7,234
Other non-utility activities	139	386	564	999

Non-Utility Operating Revenues	163,326	145,636	823,684	643,052

Other Operating Expenses
Operating expenses	150,778	138,969	809,396	624,446
Income taxes	4,588	2,600	4,805	7,214

Non-Utility Operating Expenses	155,366	141,569	814,201	631,660

Non-Utility Operating Income	7,960	4,067	9,483	11,392

TOTAL OPERATING INCOME	10,220	3,036	137,405	149,377
Other Income (Expenses)—Net
Income (expenses)—net	1,813	386	2,716	879
Income tax benefit (expense)	(660)	(282)	(897)	(348)

Other Income (Expenses)—Net	1,153	104	1,819	531

INCOME BEFORE INTEREST EXPENSE	11,373	3,140	139,224	149,908
INTEREST EXPENSE
Interest on long-term debt	10,059	9,941	30,586	30,939
Other—net	1,568	276	5,726	1,506

Total Interest Expense	11,627	10,217	36,312	32,445
DIVIDENDS ON WASHINGTON GAS PREFERRED STOCK	330	330	990	990

INCOME (LOSS) FROM CONTINUING OPERATIONS	(584)	(7,407)	101,922	116,473
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT	(1,240)	(786)	(2,477)	(1,588)

NET INCOME (LOSS) (APPLICABLE TO COMMON STOCK)	$(1,824)	$(8,193)	$99,445	$114,885

AVERAGE COMMON SHARES OUTSTANDING
Basic	48,762	48,695	48,754	48,684
Diluted	48,762	48,695	48,891	48,991

EARNINGS (LOSS) PER AVERAGE COMMON SHARE
Basic
Income (loss) from continuing operations	$(0.01)	$(0.15)	$2.09	$2.39
Loss from discontinued operations	(0.03)	(0.02)	(0.05)	(0.03)

Basic earnings (loss) per average common share	$(0.04)	$(0.17)	$2.04	$2.36

Diluted
Income (loss) from continuing operations	$(0.01)	$(0.15)	$2.08	$2.38
Loss from discontinued operations	(0.03)	(0.02)	(0.05)	(0.03)

Diluted earnings (loss) per average common share	$(0.04)	$(0.17)	$2.03	$2.35

DIVIDENDS DECLARED PER COMMON SHARE	$0.3375	$0.3325	$1.0075	$0.9900

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Nine Months Ended
	June 30,
(In thousands)	2006	2005

OPERATING ACTIVITIES
Net income (applicable to common stock)	$99,445	$114,885
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Loss from discontinued operations, net of income tax benefit	2,477	1,588
Depreciation and amortization:
Per Consolidated Statements of Income	69,267	66,277
Charged to other accounts	3,529	3,124
Deferred income taxes—net	(7,980)	3,730
Amortization of investment tax credits	(672)	(673)
Accrued/deferred pension cost	(1,119)	(3,759)
Other non-cash charges (credits)—net	3,668	3,004

CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and accrued utility revenues	(48,565)	(26,901)
Gas costs and other regulatory assets/liabilities—net	(4,608)	7,107
Storage gas	59,872	88,883
Other prepayments—principally taxes	2,977	4,804
Accounts payable and other accrued liabilities	(28,100)	(13,476)
Wages payable	3,219	(871)
Customer deposits and advance payments	(16,135)	17,261
Accrued taxes	40,606	30,064
Accrued interest	10,117	9,064
Deferred purchased gas costs—net	(233)	15,198
Other current assets and liabilities—net	4,265	3,527
Other—net	6,103	(6,526)

Net Cash Provided by Operating Activities of Continuing Operations	198,133	316,310
Net Cash Provided by (Used in) Operating Activities of Discontinued Operations	449	(2,376)

Net Cash Provided by Operating Activities	198,582	313,934

FINANCING ACTIVITIES
Common stock issued	—	367
Long-term debt issued	77,650	93
Long-term debt retired	(75,105)	(60,636)
Debt issuance costs	(710)	—
Notes payable issued (retired)—net	49,067	(68,966)
Dividends on common stock	(48,881)	(47,832)
Other financing activities—net	(1,031)	(421)

Net Cash Provided by (Used in) Financing Activities of Continuing Operations	990	(177,395)
Net Cash Used in Financing Activities of Discontinued Operations	—	(36)

Net Cash Provided by (Used in) Financing Activities	990	(177,431)

INVESTING ACTIVITIES
Capital expenditures (excludes Allowance for Funds Used During Construction)	(113,909)	(72,223)
Other investing activities—net	(2,269)	(1,937)

Net Cash Used in Investing Activities of Continuing Operations	(116,178)	(74,160)
Net Cash Used in Investing Activities of Discontinued Operations	(158)	(174)

Net Cash Used in Investing Activities	(116,336)	(74,334)

INCREASE IN CASH AND CASH EQUIVALENTS	83,236	62,169
Cash and Cash Equivalents at Beginning of Year	4,842	6,587

Cash and Cash Equivalents at End of Period	$88,078	$68,756

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$35,297	$39,839
Interest paid	$25,656	$22,605
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$—	$16,447
Capital expenditures included in accounts payable and other accrued liabilities	$(2,782)	$730
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	June 30,	September 30,
(In thousands)	2006	2005

ASSETS
Property, Plant and Equipment
At original cost	$2,865,369	$2,756,638
Accumulated depreciation and amortization	(846,738)	(794,286)

Net property, plant and equipment	2,018,631	1,962,352

Current Assets
Cash and cash equivalents	87,271	3,054
Receivables
Accounts receivable	99,236	77,117
Gas costs and other regulatory assets	5,681	9,711
Accrued utility revenues	11,288	16,476
Allowance for doubtful accounts	(15,656)	(14,981)

Net receivables	100,549	88,323

Materials and supplies—principally at average cost	19,633	16,823
Storage gas—at cost (first-in, first-out)	140,407	194,104
Deferred income taxes	15,063	12,957
Other prepayments—principally taxes	6,029	11,059
Receivables from associated companies	2,041	8,131
Other	798	106

Total current assets	371,791	334,557

Deferred Charges and Other Assets
Regulatory assets	63,719	64,236
Prepaid qualified pension benefits	75,795	75,586
Other	7,659	9,404

Total deferred charges and other assets	147,173	149,226

Total Assets	$2,537,595	$2,446,135

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$886,188	$835,757
Preferred stock	28,173	28,173
Long-term debt	581,788	584,150

Total capitalization	1,496,149	1,448,080

Current Liabilities
Current maturities of long-term debt	55,031	50,122
Notes payable	14	10,409
Accounts payable and other accrued liabilities	116,452	149,706
Wages payable	16,420	13,196
Accrued interest	13,036	2,919
Dividends declared	16,787	16,524
Customer deposits and advance payments	35,938	33,880
Gas costs and other regulatory liabilities	5,465	14,103
Accrued taxes	59,779	10,261
Payables to associated companies	27,513	18,598
Other	1,825	281

Total current liabilities	348,260	319,999

Deferred Credits
Unamortized investment tax credits	13,363	14,033
Deferred income taxes	284,207	290,375
Accrued pensions and benefits	43,275	40,916
Regulatory liabilities
Accrued asset removal costs	287,726	272,124
Gas costs	11,367	11,600
Other	16,784	15,946
Other	36,464	33,062

Total deferred credits	693,186	678,056

Commitments and Contingencies (Note 13)

Total Capitalization and Liabilities	$2,537,595	$2,446,135

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005

UTILITY OPERATIONS
Operating Revenues	$185,768	$200,060	$1,503,562	$1,256,922
Less: Cost of gas	89,575	102,007	985,325	727,862
Revenue taxes	9,268	9,930	46,721	50,804

Utility Net Revenues	86,925	88,123	471,516	478,256

Other Operating Expenses
Operation	49,134	51,153	157,949	149,416
Maintenance	9,183	11,319	27,728	29,332
Depreciation and amortization	23,022	22,483	68,706	65,740
General taxes	8,767	10,313	31,740	31,423
Income tax expense (benefit)	(5,337)	(6,003)	57,773	64,618

Utility Other Operating Expenses	84,769	89,265	343,896	340,529

Utility Operating Income (Loss)	2,156	(1,142)	127,620	137,727

NON-UTILITY OPERATIONS
Operating Revenues
Other non-utility	151	365	553	874

Non-Utility Operating Revenues	151	365	553	874

Other Operating Expenses (Income)
Operating expenses (income)	(1,519)	339	(5,057)	4,232
Income tax expense (benefit)	653	9	2,057	(1,324)

Non-Utility Operating Expenses (Income)	(866)	348	(3,000)	2,908

Non-Utility Operating Income (loss)	1,017	17	3,553	(2,034)

TOTAL OPERATING INCOME (LOSS)	3,173	(1,125)	131,173	135,693
Other Income (Expenses)—Net
Income (expense)—net	1,374	686	1,423	529
Income tax benefit (expense)	(651)	(274)	(873)	(331)

Other Income (Expenses)—Net	723	412	550	198

INCOME (LOSS) BEFORE INTEREST EXPENSE	3,896	(713)	131,723	135,891
INTEREST EXPENSE
Interest on long-term debt	10,059	9,941	30,586	30,939
Other—net	357	(29)	2,526	330

Total Interest Expense	10,416	9,912	33,112	31,269

NET INCOME (LOSS) (BEFORE PREFERRED STOCK DIVIDENDS)	(6,520)	(10,625)	98,611	104,622
DIVIDENDS ON PREFERRED STOCK	330	330	990	990

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(6,850)	$(10,955)	$97,621	$103,632

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Nine Months Ended
	June 30,
(In thousands)	2006	2005

OPERATING ACTIVITIES
Net income (before preferred stock dividends)	$98,611	$104,622
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization:
Per Statements of Income	68,706	65,740
Charged to other accounts	3,272	2,922
Deferred income taxes—net	(6,673)	3,286
Amortization of investment tax credits	(670)	(669)
Accrued/deferred pension cost	(1,125)	(3,750)
Other non-cash charges (credits)—net	3,368	2,731

CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, accrued utility revenues and receivables from associated companies	(10,166)	(45,766)
Gas costs and other regulatory assets/liabilities—net	(4,608)	7,107
Storage gas	53,697	71,686
Other prepayments—principally taxes	5,030	2,041
Accounts payable and other accrued liabilities, including payables to associated companies	(22,098)	(12,305)
Wages payable	3,224	(930)
Customer deposits and advance payments	2,058	14,260
Accrued taxes	49,518	30,165
Accrued interest	10,117	9,064
Deferred purchased gas costs—net	(233)	15,198
Other current assets and liabilities—net	(1,958)	4,325
Other—net	7,235	(6,038)

Net Cash Provided by Operating Activities	257,305	263,689

FINANCING ACTIVITIES
Long-term debt issued	77,650	93
Long-term debt retired	(75,105)	(60,636)
Debt issuance costs	(710)	—
Notes payable issued (retired)—net	(10,395)	(18,686)
Dividends on common stock and preferred stock	(49,871)	(48,820)
Other financing activities—net	(1,031)	(430)

Net Cash Used in Financing Activities	(59,462)	(128,479)

INVESTING ACTIVITIES
Capital expenditures (excludes Allowance for Funds Used During Construction)	(111,357)	(71,406)
Other investing activities—net	(2,269)	(2,051)

Net Cash Used in Investing Activities	(113,626)	(73,457)

INCREASE IN CASH AND CASH EQUIVALENTS	84,217	61,753
Cash and Cash Equivalents at Beginning of Year	3,054	3,398

Cash and Cash Equivalents at End of Period	$87,271	$65,151

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$22,996	$34,505
Interest paid	$22,456	$21,428
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$—	$16,447
Capital expenditures included in accounts payable and other accrued liabilities	$(2,241)	$763
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
     The Notes to Consolidated Financial Statements are an integral part of the accompanying consolidated financial statements of WGL Holdings and its subsidiaries, including Washington Gas. Except where otherwise noted, these notes apply equally to WGL Holdings and Washington Gas. Due to the seasonal nature of Washington Gas’ and WGEServices’ businesses, the results of operations presented herein do not necessarily represent the expected and actual results for the full fiscal years ending September 30, 2006 and 2005, respectively, of either WGL Holdings or Washington Gas.
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
     For a description of the Company’s accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2005. There have been no significant changes to these policies subsequent to September 30, 2005, except for the adoption of a new accounting standard, as discussed below. Certain reclassifications have been made to the consolidated financial statements of WGL Holdings and the financial statements of Washington Gas for the prior periods presented to conform to the presentation in the current periods of fiscal year 2006. In fiscal year 2006, WGL Holdings and Washington Gas made reclassifications on their statements of income for the three and nine months ended June 30, 2005 of $339,000 and $4.2 million, respectively, along with related income tax benefits of $133,000 and $1.7 million, respectively, related to weather insurance expense from “Other income (expenses) – net” to “Non-utility operating expenses” to conform with the presentation of similar amounts recorded in the current periods. These reclassifications were considered immaterial to the overall presentation of the respective financial statements.
     During the quarter ended June 30, 2006, the Company completed a plan that will result in the disposition of ACI. ACI has been reported as a discontinued operation of WGL Holdings and, accordingly, its operating results, financial position and cash flows have been presented separately

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
from the Company’s continuing operations in the consolidated financial statements of WGL Holdings for all current and prior periods presented. Refer to Note 2 – Discontinued Operations for a further discussion of this matter.
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
     Prior to October 1, 2005, the Company had accounted for its share-based payment transactions in accordance with APB Opinion No. 25 and related interpretations. In accordance with APB Opinion No. 25, the Company did not record compensation expense related to its stock option grants in its financial statements. The Company did record compensation expense over the requisite service period for performance shares awarded to certain key employees based on the market value of the Company’s common stock at the end of each reporting period.
     The following table depicts the effect of adopting SFAS No. 123 (revised) on income (loss) from continuing operations, net income (loss) applicable to common stock and earnings (loss) per share for the three and nine months ended June 30, 2006. Specifically shown is the Company’s reported net income (loss) and earnings (loss) per share for the three and nine months ended June 30, 2006, which reflect compensation expense related to the Company’s share-based awards recorded in accordance with SFAS No. 123 (revised), as compared to net income (loss) and earnings (loss) per share for the same period that would have been reported had such compensation expense been recorded under APB Opinion No. 25.
WGL Holdings, Inc.
Effect of Adopting SFAS No. 123 (Revised)

	Three Months Ended		Nine Months Ended
	June 30, 2006		June 30, 2006
	As	Per	As	Per
(In thousands, except per share data)	Reported	APB No. 25	Reported	APB No. 25

Total stock-based compensation expense (before income taxes)	$1,147	$553	$3,894	$2,110
Income (loss) from continuing operations	$(584)	$(224)	$101,922	$103,002
Net income (loss) (applicable to common stock)	$(1,824)	$(1,464)	$99,445	$100,525
Earnings (loss) per average common share:
Basic	$(0.04)	$(0.03)	$2.04	$2.06
Diluted	$(0.04)	$(0.03)	$2.03	$2.06

     As permitted by SFAS No. 123 (revised), the Company used the modified prospective method of adopting the new accounting standard; accordingly, financial results for the prior periods presented were not retroactively adjusted to reflect the effects of SFAS No. 123 (revised). If stock-based compensation expense for the three and nine months ended June 30, 2005 had been determined and recorded based on the fair value at the grant dates of the awards consistent with the method

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
prescribed by SFAS No. 123, which was superseded by SFAS No. 123 (revised), the Company’s net income (loss) and earnings (loss) per share for the three and nine months ended June 30, 2005 would have been reduced to the amounts shown in the following table.
WGL Holdings, Inc.
Pro Forma Effect of Stock-Based Compensation

	Three Months Ended	Nine Months Ended
(In thousands, except per share data)	June 30, 2005	June 30, 2005

Net (loss) income as reported	$(8,193)	$114,885
Add: Stock-based employee compensation expense included in reported net income, net of tax (a)	823	2,036
Deduct: Total stock-based employee compensation expense determined under the fair value-based method, net of tax (b)	(955)	(2,432)

Pro forma net income (loss)	$(8,325)	$114,489

Earnings (loss) per average common share—basic
As reported	$(0.17)	$2.36
Pro forma	$(0.17)	$2.35
Earnings (loss) per average common share—diluted
As reported	$(0.17)	$2.35
Pro forma	$(0.17)	$2.34

(a)	Reflects compensation expense related to performance shares.
(b)	Reflects compensation expense related to performance shares and stock options.
     Refer to Note 9 – Stock-Based Compensation of the Notes to Consolidated Financial Statements for a further discussion of compensation expense related to the Company’s share-based awards.
     Recent Accounting Standards
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, this interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company no later than October 1, 2007. Management is currently evaluating the effect of this new standard on the Company’s consolidated financial statements.
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
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable. SFAS No. 154 is effective for the Company on October 1, 2006.
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
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be charged to income as a current period expense rather than capitalized as inventory costs. SFAS No. 151 became effective for the Company for inventory costs incurred on and after October 1, 2005. The adoption of this standard had no effect on the Company’s consolidated financial statements for the three and nine months ended June 30, 2006.
NOTE 2. DISCONTINUED OPERATIONS

     During the quarter ended June 30, 2006, the Company completed a plan that will result in the disposition of ACI. ACI was previously reported as part of the Company’s commercial heating, ventilating and air conditioning (HVAC) operating segment (refer to Note 11—Operating Segment Reporting). The Company anticipates that the disposal of ACI will occur on or before June 30, 2007 in the form of a sale of ACI’s common stock or net assets. ACI has been reported as a discontinued operation of WGL Holdings and, accordingly, its operating results, financial position and cash flows have been presented separately from the Company’s continuing operations in the consolidated financial statements of WGL Holdings for all current and prior periods presented.
     For the three and nine months ended June 30, 2006, ACI’s net loss from operations, which included a related impairment charge of $578,000, was reported as “Loss from discontinued operations, net of income tax benefit” on the Consolidated Statements of Income. This impairment charge represented the write-down of ACI’s fixed assets to adjust the carrying value of ACI’s net assets to its approximate fair value (less estimated costs of sale) as of June 30, 2006. The following tables summarize selected financial information related to the operating results and financial position of ACI.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Operating Results of Discontinued Operations

	Three Months Ended June 30,		Nine Months Ended June 30,

(In thousands)	2006	2005	2006	2005

Revenues (a)	$4,712	$6,589	$17,673	$20,516

Loss before income tax benefit (including impairment charge)	$(1,549)	$(1,319)	$(3,784)	$(2,643)
Income tax benefit	309	533	1,307	1,055

Loss from discontinued operations, net of income tax benefit	$(1,240)	$(786)	$(2,477)	$(1,588)

(a)	Includes intercompany revenues of $184,000 and $871,000 for the three months ended June 30, 2006 and 2005, respectively, and $742,000 and $3.2 million for the nine months ended June 30, 2006 and 2005, respectively.

Assets and Liabilities of Discontinued Operations

(In thousands)	Jun. 30, 2006	Sept. 30, 2005

ASSETS
Current Assets
Net receivables	$4,172	$7,172
Other	2,539	2,507
Deferred Charges and Other Assets
Net property, plant and equipment	—	667

Assets of discontinued operations	$6,711	$10,346

LIABILITIES
Current Liabilities
Accounts payable and other accrued liabilities	$1,437	$2,082
Other	998	1,128
Deferred Credits
Deferred income taxes	240	244
Other	59	155

Liabilities of discontinued operations	$2,734	$3,609

NOTE 3. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

     The tables below provide details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets for both WGL Holdings and Washington Gas. These amounts do not include accounts payable and other accrued liabilities associated with discontinued operations.
WGL Holdings, Inc.

(In thousands)	Jun. 30, 2006	Sept. 30, 2005

Accounts payable — trade	$148,972	$181,429
Employee benefits and payroll accruals	11,060	13,806
Other accrued liabilities	12,401	8,080

Total	$172,433	$203,315

Washington Gas Light Company

(In thousands)	Jun. 30, 2006	Sept. 30, 2005

Accounts payable — trade	$95,117	$130,211
Employee benefits and payroll accruals	10,091	12,446
Other accrued liabilities	11,244	7,049

Total	$116,452	$149,706

NOTE 4. SHORT-TERM DEBT

     At June 30, 2006 and September 30, 2005, WGL Holdings and its subsidiaries had $89.9 million and $40.9 million, respectively, of outstanding notes payable in the form of commercial paper outstanding at a weighted average cost of 5.40 percent and 3.87 percent, respectively. Substantially all of the commercial paper outstanding at June 30, 2006 was issued by WGL Holdings. Of the commercial paper outstanding at September 30, 2005, $30.5 million was commercial paper issued by WGL Holdings and $10.4 million was commercial paper issued by Washington Gas.
     To support their commercial paper borrowings, WGL Holdings and Washington Gas each have revolving credit agreements with a group of commercial banks that expire on September 30, 2010. The credit facility for WGL Holdings permits it to borrow up to $275 million, and further permits the Company to request prior to September 30, 2009, and the banks to approve, an additional line of credit of $50 million above the original credit limit, for a maximum potential total of $325 million. The credit facility for Washington Gas permits it to borrow up to $225 million, and further permits

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Washington Gas to request prior to September 30, 2009, and the banks to approve, an additional line of credit of $100 million above the original credit limit, for a maximum potential total of $325 million. There were no outstanding borrowings under these credit facilities at June 30, 2006 or September 30, 2005.
NOTE 5. LONG-TERM DEBT

     Washington Gas issues unsecured Medium-Term Notes (MTNs) with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance. At June 30, 2006, Washington Gas had the capacity, under a shelf registration that was declared effective by the SEC on June 8, 2006, to issue up to $300.0 million of MTNs.
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
     Refer to Note 10 – Derivative and Weather-Related Instruments for a discussion of derivative transactions that were settled concurrent with these debt issuances.
NOTE 6. COMMON SHAREHOLDERS’ EQUITY

     The tables below reflect the components of “Common shareholders’ equity” for WGL Holdings, Inc. and Washington Gas Light Company as of June 30, 2006 and September 30, 2005.
WGL Holdings, Inc.
Components of Common Shareholders’ Equity

(In thousands, except shares)	Jun. 30, 2006	Sept. 30, 2005

Common stock, no par value, 120,000,000 shares authorized, 48,762,228 and 48,704,340 shares issued, respectively	$474,821	$472,974
Paid-in capital	7,414	6,142
Retained earnings	468,950	418,649
Accumulated other comprehensive loss, net of taxes	(4,629)	(3,773)

Total	$946,556	$893,992

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Washington Gas Light Company
Components of Common Shareholder’s Equity

(In thousands, except shares)	Jun. 30, 2006	Sept. 30, 2005

Common stock, $1 par value, 80,000,000 shares authorized, 46,479,536 shares issued	$46,479	$46,479
Paid-in capital	458,146	455,336
Retained earnings	386,192	337,715
Accumulated other comprehensive loss, net of taxes	(4,629)	(3,773)

Total	$886,188	$835,757

NOTE 7. COMPREHENSIVE INCOME (LOSS)

     The tables below reflect the components of “Comprehensive income (loss)” for the three and nine months ended June 30, 2006 and 2005 for WGL Holdings, Inc. and Washington Gas Light Company. Items that are excluded from “Net income (loss)” and charged directly to “Common shareholders’ equity” are accumulated in “Other comprehensive loss, net of taxes.” The amount of “Accumulated other comprehensive loss, net of taxes” is included in “Common shareholders’ equity” (refer to Note 6—Common Shareholders’ Equity).
WGL Holdings, Inc.
Components of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005

Net income (loss) (applicable to common stock)	$(1,824)	$(8,193)	$99,445	$114,885
Other comprehensive loss, net of taxes — minimum pension liability adjustment	—	—	(856)	(971)

Comprehensive income (loss)	$(1,824)	$(8,193)	$98,589	$113,914

Washington Gas Light Company
Components of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005

Net income (loss) (before preferred stock dividends)	$(6,520)	$(10,625)	$98,611	$104,622
Other comprehensive loss, net of taxes — minimum pension liability adjustment	—	—	(856)	(971)

Comprehensive income (loss)	$(6,520)	$(10,625)	$97,755	$103,651

NOTE 8. EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period (see Note 9—Stock-Based Compensation) unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of the Company’s basic and diluted EPS for WGL Holdings for the three and nine months ended June 30, 2006 and 2005.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Basic and Diluted EPS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2006	2005	2006	2005

Basic earnings (loss) per average common share:
Income (loss) from continuing operations	$(584)	$(7,407)	$101,922	$116,473
Loss from discontinued operations, net of income tax benefit	(1,240)	(786)	(2,477)	(1,588)

Net income (loss) applicable to common stock	$(1,824)	$(8,193)	$99,445	$114,885

Average common shares outstanding — basic	48,762	48,695	48,754	48,684

Basic earnings (loss) per average common share:
Income (loss) from continuing operations	$(0.01)	$(0.15)	$2.09	$2.39
Loss from discontinued operations	(0.03)	(0.02)	(0.05)	(0.03)

Basic earnings (loss) per average common share	$(0.04)	$(0.17)	$2.04	$2.36

Diluted earnings (loss) per average common share:
Income (loss) from continuing operations	$(584)	$(7,407)	$101,922	$116,473
Loss from discontinued operations, net of income tax benefit	(1,240)	(786)	(2,477)	(1,588)

Net income (loss) applicable to common stock	$(1,824)	$(8,193)	$99,445	$114,885

Average common shares outstanding — basic	48,762	48,695	48,754	48,684
Stock-based compensation plans	—	—	137	307

Total average common shares outstanding — diluted	48,762	48,695	48,891	48,991

Diluted earnings (loss) per average common share:
Income (loss) from continuing operations	$(0.01)	$(0.15)	$2.08	$2.38
Loss from discontinued operations	(0.03)	(0.02)	(0.05)	(0.03)

Diluted earnings (loss) per average common share	$(0.04)	$(0.17)	$2.03	$2.35

     The Company incurred net losses for the three months ended June 30, 2006 and June 30, 2005. Therefore, all common shares issuable pursuant to stock-based compensation plans were not considered in the diluted loss per share calculations due to the anti-dilutive effect of such shares. For the three months ended June 30, 2006, the Company had total weighted average stock options and performance shares outstanding of 1.6 million shares and 61,000 shares, respectively, that were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the nine months ended June 30, 2006, the Company had weighted average stock options outstanding totaling 364,000 shares that were not included in the calculation of diluted EPS as their effect would be anti-dilutive.
NOTE 9. STOCK-BASED COMPENSATION

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
     For the three and nine months ended June 30, 2006, the Company recognized total stock-based compensation expense of $1.1 million and $3.9 million, respectively, along with related income tax benefits of $453,000 and $1.5 million, respectively, in accordance with SFAS No. 123 (revised) which was adopted by the Company effective October 1, 2005 (refer to Note 1—Accounting Policies). For the three and nine months ended June 30, 2005, the Company recognized total stock-based compensation expense of $1.3 million and $3.1 million, respectively, along with related income tax benefits of $444,000 and $1.1 million, respectively, in accordance with APB Opinion No. 25.
     As of June 30, 2006, there was $5.7 million of total unrecognized compensation expense related to share-based awards granted under the 1999 Plan. Performance shares and stock options comprised $4.2 million and $1.5 million of total unrecognized compensation expense, respectively. The total unrecognized compensation expense is expected to be recognized over a weighted average period of 1.8 years, which comprises 1.8 years and 1.7 years for performance shares and stock options, respectively. During the nine months ended June 30, 2006 and 2005, the Company paid $1.0 million and $415,000, respectively, for income taxes withheld in connection with the settlement of share-based awards. No such payments were made during the three months ended June 30, 2006 and 2005.
     Performance Shares
     The following table summarizes information regarding performance share activity under the 1999 Plan during the three and nine months ended June 30, 2006:
Performance Share Activity

	Three Months Ended		Nine Months Ended
	June 30, 2006		June 30, 2006
		Weighted Average		Weighted Average
	Number of	Grant-Date	Number of	Grant-Date
	Shares (1)	Fair Value	Shares (1)	Fair Value

Non-vested and outstanding, beginning of period	328,083	$30.50	308,012	$27.87
Granted	—	—	108,251	$32.62
Vested	—	—	(88,180)	$23.91
Cancelled/forfeited	(2,715)	$31.03	(2,715)	$31.03

Non-vested and outstanding, end of period	325,368	$30.50	325,368	$30.50

(1)	The number of common shares issued related to performance shares may range from zero to 200 percent of the number of shares shown in the table above based on the Company’s achievement of performance goals for total shareholder return relative to a selected peer group of companies.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     The total intrinsic value of performance shares vested during the nine months ended June 30, 2006 and 2005 was $2.6 million and $1.0 million, respectively. No performance shares vested during the three months ended June 30, 2006 and 2005. Performance shares non-vested and outstanding at the end of the period had a weighted average remaining contractual term of 1.3 years.
     The Company measures compensation expense related to performance shares based on the fair value of these awards at their date of grant. Compensation expense for performance shares is recognized for awards that ultimately vest, and is not adjusted based on the actual achievement of performance goals. The Company estimated the fair value of performance shares on the date of the grant using a Monte Carlo simulation model based on the following assumptions:
Fair Value Assumptions

	Nine Months Ended
	June 30,
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
     Stock Options
     The following tables summarize information regarding stock option activity under the 1999 Plan during the three and nine months ended June 30, 2006.
Stock Option Activity

	Three Months Ended June 30, 2006
			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	Of	Exercise	Contractual	Intrinsic Value
	Options	Price	Term (In years)	(In thousands)

Outstanding, beginning of period	1,651,573	$27.93
Granted	—	—
Exercised	—	—
Cancelled/forfeited	(8,884)	$30.10

Outstanding, end of period	1,642,689	$27.91	7.06	$2,833

Exercisable, end of period	584,677	$25.32	4.87	$2,125

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Stock Option Activity

	Nine Months Ended June 30, 2006
			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	Of	Exercise	Contractual	Intrinsic Value
	Options	Price	Term (In years)	(In thousands)

Outstanding, beginning of period	1,293,831	$26.76
Granted	357,742	$32.13
Exercised	—	—
Cancelled/forfeited	(8,884)	$30.10

Outstanding, end of period	1,642,689	$27.91	7.06	$2,833

Exercisable, end of period	584,677	$25.32	4.87	$2,125

     The Company received $82,000 and $367,000 related to the exercise of stock options during the three and nine months ended June 30, 2005, respectively.
     The Company measures compensation expense related to stock options based on the fair value of these awards at their date of grant. Compensation expense for stock options is recognized for awards that ultimately vest. The Company estimated the fair value of stock options on the date of the grant using the Black-Scholes option-pricing model based on the following assumptions:
Fair Value Assumptions

	Nine Months Ended
	June 30,
	2006	2005

Expected stock-price volatility	22.07%	21.64%
Dividend yield	4.1%	4.6%
Risk-free interest rate	4.26%	1.71%
Expected option term	6.5 years	3 years
Weighted average fair value of stock options granted during the period	$5.51	$3.07

     Expected stock-price volatility is based on the daily historical volatility of the Company’s common shares over a period that approximates the expected term of the stock options. The dividend yield represents the Company’s annualized dividend yield on its market price at the date of grant. The risk-free interest rate is based on the zero-coupon U.S. Treasury bond, with a term equal to the expected term of the stock options. The expected option term is based on the Company’s historical experience with respect to stock option exercises and expectations about future exercises.
NOTE 10. DERIVATIVE AND WEATHER-RELATED INSTRUMENTS

     DERIVATIVE INSTRUMENTS
     Regulated Utility Operations
     Washington Gas enters into contracts for the sale and purchase of natural gas that qualify as derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively referred to as “SFAS No. 133”). The regulated utility also enters into other derivative instruments, including swap contracts, related to the sale and purchase of natural

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
gas. As of June 30, 2006 and September 30, 2005, the Company’s variable gas purchase and sales contracts had a net fair value loss of $2.2 million and a net fair value gain of $18.2 million, respectively. Of the June 30, 2006 net fair value loss, $4.0 million represented a fair value loss that was recorded on the balance sheet as a payable, with a corresponding amount recorded as a regulatory asset. This was partially offset by a $1.8 million fair value gain that was recorded as a receivable, with a corresponding $1.7 million recorded as a regulatory liability and $134,000 recorded in income during the three and nine months ended June 30, 2006. Of the September 30, 2005 net fair value gain, $19.9 million represented a fair value gain that was recorded on the balance sheet as a receivable, with a corresponding amount recorded as a regulatory liability. This was partially offset by a $1.7 million fair value loss that was recorded on the balance sheet as a payable, with a corresponding amount recorded as a regulatory asset. This accounting is in accordance with regulatory accounting requirements for recoverable or refundable costs.
     Washington Gas utilizes derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of MTNs. In July 2005, Washington Gas entered into two forward-starting swaps with an aggregate notional principal amount of $50.0 million. At September 30, 2005, these swaps had a fair value gain totaling $106,000 that was recorded as a receivable, with a corresponding amount recorded as a regulatory liability. In conjunction with the issuance of $25.0 million of 5.17 percent MTNs on January 18, 2006 (refer to Note 5 – Long-Term Debt), Washington Gas terminated $25.0 million of the total $50.0 million aggregate notional principal amount of the forward-starting swaps. Washington Gas received $182,000 associated with the settlement of this hedge agreement. Similarly, in conjunction with the issuance of $25.0 million of 5.70 percent MTNs on January 18, 2006 (refer to Note 5 – Long-Term Debt), Washington Gas agreed to terminate the remaining $25.0 million notional principal amount of the forward-starting swaps. Washington Gas received $104,000 associated with the settlement of this hedge agreement.
     In February 2006, Washington Gas entered into a forward-starting swap with a notional principal amount of $25.0 million. In conjunction with the issuance of $25.0 million of 5.78 percent MTNs on March 22, 2006 (refer to Note 5 – Long-Term Debt), Washington Gas terminated this swap and received $303,000 associated with the settlement of this hedge agreement. The amounts received upon settlement of these three swaps were recorded as regulatory liabilities, and are being amortized in accordance with regulatory requirements.
     Non-Utility Operations
     The Company’s non-regulated retail energy-marketing subsidiary, WGEServices, enters into contracts for the sale and purchase of natural gas that qualify as derivative instruments under SFAS No. 133. WGEServices also enters into other derivative instruments (primarily in the form of call options, put options and swap contracts) related to the sale and purchase of natural gas. WGEServices’ derivative instruments are recorded at fair value on the Company’s consolidated balance sheets. Changes in the fair value of these various derivative instruments are reflected in the earnings of the retail energy-marketing segment. At June 30, 2006, these derivative instruments were recorded on the Company’s consolidated balance sheets as a net fair value gain of $661,000. This amount was comprised of a $1.0 million fair value gain that was recorded as a receivable, net of a $378,000 fair value loss that was recorded as a payable. At September 30, 2005, the Company’s consolidated balance sheets reflected a fair value gain of $5.4 million related to these derivative instruments that was recorded as a receivable. In connection with these derivative instruments, WGEServices recorded a gain of $661,000 (pre-tax) and a loss of $4.2 million (pre-tax) for the three and nine months ended June 30, 2006, respectively. WGEServices recorded losses of $233,000 (pre-tax) and $876,000 (pre-tax) for the three and nine months ended June 30, 2005, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Consolidated Operations
     The following table summarizes the balance sheet classification for all derivative instruments with open positions for both WGL Holdings and Washington Gas.
Balance Sheet Classification of Open Positions on Derivative Instruments

	WGL Holdings		Washington Gas
	Jun. 30,	Sept. 30,	Jun. 30,	Sept. 30,
(In millions)	2006	2005	2006	2005

Assets
Current assets—Accounts receivable	$1.0	$15.8	$1.0	$15.8
Other current assets	1.8	5.5	0.8	0.1
Deferred charges and other assets—Other	—	4.1	—	4.1

Total assets	$2.8	$25.4	$1.8	$20.0

Liabilities
Accounts payable and other accrued liabilities	$1.1	$1.7	$0.7	$1.7
Other current liabilities	1.7	—	1.7	—
Deferred credits — Other	1.6	—	1.6	—

Total liabilities	$4.4	$1.7	$4.0	$1.7

     WEATHER-RELATED INSTRUMENTS
     Regulated Utility Operations
     Washington Gas has a weather insurance policy designed to mitigate the negative financial effects of warmer-than-normal weather in the District of Columbia. This policy has a three-year term that expires on September 30, 2008. From December 18, 2005 through May 31, 2006, Washington Gas had a weather derivative to protect against warmer-than-normal weather for its Virginia operations. These weather protection instruments are accounted for under the guidelines issued by the Emerging Issues Task Force (EITF) of the FASB in Issue No. 99-2. Benefits are recognized to the extent actual heating degree days (HDDs) fall below the contracted HDDs for each instrument. Expenses of the products are amortized based on the pattern of normal HDDs over the period of the terms of the respective weather-related instruments.
     Prior to October 1, 2005, Washington Gas maintained a weather insurance policy covering all of its jurisdictions, and was designed to cover 50 percent of the impact of warmer-than-normal weather on its financial results. This policy expired on September 30, 2005.
     During the three and nine months ended June 30, 2006, Washington Gas recorded accrued benefits, net of premium and derivative costs, of $1.5 million (or $928,000 after income taxes) and $4.7 million (or $2.9 million after income taxes), respectively, related to both its weather insurance policy and weather derivative. Washington Gas recorded premium expense of $339,000 (or $206,000 after income taxes) and $4.2 million (or $2.6 million after income taxes) during the three and nine months ended June 30, 2005, respectively, related to the weather insurance policy that expired on September 30, 2005. The expenses and any benefits that are derived from the weather insurance policy and HDD derivative are not considered in establishing the retail rates of the regulated utility. Accordingly, Washington Gas records all expenses and benefits related to these weather-related instruments as “Non-utility operating expenses (income)” in the Statements of Income.
     Non-Utility Operations
     WGEServices utilizes HDD derivatives for managing risks related to its natural gas sales, and also for

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
its program that allows customers to pay a fixed amount for their gas requirements regardless of the amount of gas consumed. These hedges cover a portion of WGEServices’ estimated net revenue exposure to variations in HDDs. These contracts pay WGEServices a fixed dollar amount for every HDD over a specified level during the calculation period. Similar to Washington Gas’ weather-related instruments, these contracts are accounted for under the guidelines issued by EITF Issue No. 99-2. For the three and nine months ended June 30, 2006, the Company recorded, net of premium costs, a pre-tax loss of $47,000 and $2.1 million, respectively, related to these hedges. For the three and nine months ended June 30, 2005, the Company recorded, including premium costs, a pre-tax gain of $47,000 and a pre-tax loss of $202,000, respectively, related to these hedges.
NOTE 11. OPERATING SEGMENT REPORTING

     WGL Holdings reports three operating segments: (i) regulated utility; (ii) retail energy-marketing; and (iii) commercial heating, ventilating and air conditioning (HVAC) activities.
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
     Through WGEServices, the retail energy-marketing segment sells natural gas and electricity directly to retail customers, both inside and outside of Washington Gas’ traditional service territory, in competition with unregulated gas and electricity marketers. Through WGESystems, the commercial HVAC segment designs, renovates and services mechanical heating, ventilating and air conditioning systems for commercial and governmental customers. ACI was previously reported as a part of the Company’s commercial HVAC segment. However, during the quarter ended June 30, 2006, the Company completed a plan that will result in the disposition of ACI (refer to Note 2—Discontinued Operations for a further discussion of this matter).
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
     The Statements of Income of Washington Gas, the regulated utility, report all transactions that are part of that legal entity, Washington Gas Light Company. Some of these transactions are not subject to a jurisdictional rate case and these types of transactions are reported as part of the “Non-Utility Operations” section in the Statements of Income to distinguish them from transactions included in the

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
rate regulated model. In segment reporting, however, such transactions may be included in the “Regulated Utility” section of the Operating Segment Financial Information if the transactions relate to that segment. For example, the financial effects of weather insurance or a weather derivative that are not considered in connection with the determination of base rates of the regulated utility in a regulatory proceeding are not included in the caption “Utility Operating Income” in the Statements of Income, but the financial impact is included below in the operating results of the “Regulated Utility” section of the Operating Segment Financial Information. The following tables present operating segment information for the three and nine months ended June 30, 2006 and 2005.
Operating Segment Financial Information

		Non-Utility Operations
	Regulated	Retail Energy-		Other	Discontinued
(In thousands)	Utility	Marketing	HVAC	Activities	Operations	Eliminations	Consolidated

Three Months Ended June 30, 2006

Total Revenues	$185,768	$159,911	$3,276	$139	$—	$(2,173)	$346,921
Operating Expenses:
Depreciation and Amortization	23,210	84	—	—	—	—	23,294
Other Operating Expenses (a)	164,041	148,761	2,868	584	—	(2,173)	314,081
Income Tax Expense (Benefit)	(4,668)	4,025	305	(336)	—	—	(674)

Total Operating Expenses	182,583	152,870	3,173	248	—	(2,173)	336,701

Operating Income (Loss)	3,185	7,041	103	(109)	—	—	10,220
Interest Expense – Net	10,416	917	—	1,181	—	(887)	11,627
Other Non-Operating Income (Expense) (b)	736	—	102	1,202	—	(887)	1,153
Dividends on Preferred Stock	330	—	—	—	—	—	330

Income (Loss) from Continuing Operations	(6,825)	6,124	205	(88)	—	—	(584)
Loss from Discontinued Operations, Net of Income Tax Benefit	—	—	—	—	(1,240)	—	(1,240)

Net Income (Loss) (Applicable to Common Stock)	$(6,825)	$6,124	$205	$(88)	$(1,240)	$—	$(1,824)

Total Assets	$2,541,919	$187,609	$11,813	$99,996	$6,711	$(131,250)	$2,716,798

Capital Expenditures/Investments (c)	$40,683	$680	$—	$—	$—	$—	$41,363

Three Months Ended June 30, 2005

Total Revenues	$200,060	$143,613	$1,637	$386	$—	$(2,431)	$343,265
Operating Expenses:
Depreciation and Amortization	22,663	70	6	—	—	—	22,739
Other Operating Expenses (a)	184,698	136,902	1,381	271	—	(2,431)	320,821
Income Tax Expense (Benefit)	(6,064)	2,604	114	15	—	—	(3,331)

Total Operating Expenses	201,297	139,576	1,501	286	—	(2,431)	340,229

Operating Income (Loss)	(1,237)	4,037	136	100	—	—	3,036
Interest Expense – Net	9,912	84	—	268	—	(47)	10,217
Other Non-Operating Income (Expense) (b)	426	83	50	(408)	—	(47)	104
Dividends on Preferred Stock	330	—	—	—	—	—	330

Income (Loss) from Continuing Operations	(11,053)	4,036	186	(576)	—	—	(7,407)
Loss from Discontinued Operations, Net of Income Tax Benefit	—	—	—	—	(786)	—	(786)

Net Income (Loss) (Applicable to Common Stock)	$(11,053)	$4,036	$186	$(576)	$(786)	$—	$(8,193)

Total Assets	$2,381,420	$122,459	$10,941	$35,747	$9,889	$(62,289)	$2,498,167

Capital Expenditures/Investments (c)	$24,165	$85	$1	$—	$—	$—	$24,251

(a)	Includes cost of gas and electricity, and revenue taxes.
(b)	Amounts reported are net of applicable income taxes.
(c)	Excludes capital expenditures for discontinued operations totaling $47,000 and $86,000 for the three months ended June 30, 2006 and 2005, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Operating Segment Financial Information

		Non-Utility Operations
	Regulated	Retail Energy-		Other	Discontinued
(In thousands)	Utility	Marketing	HVAC	Activities	Operations	Eliminations	Consolidated

Nine Months Ended June 30, 2006

Total Revenues	$1,503,562	$812,762	$10,358	$564	$—	$(12,974)	$2,314,272
Operating Expenses:
Depreciation and Amortization	69,267	246	11	—	—	—	69,524
Other Operating Expenses (a)	1,243,313	801,914	10,131	2,173	—	(12,974)	2,044,557
Income Tax Expense (Benefit)	59,873	3,254	142	(483)	—	—	62,786

Total Operating Expenses	1,372,453	805,414	10,284	1,690	—	(12,974)	2,176,867

Operating Income (Loss)	131,109	7,348	74	(1,126)	—	—	137,405
Interest Expense — Net	33,112	2,397	—	2,913	—	(2,110)	36,312
Other Non-Operating Income (Expense) (b)	592	—	250	3,087	—	(2,110)	1,819
Dividends on Preferred Stock	990	—	—	—	—	—	990

Income (Loss) from Continuing Operations	97,599	4,951	324	(952)	—	—	101,922
Loss from Discontinued Operations, Net of Income Tax Benefit	—	—	—	—	(2,477)	—	(2,477)

Net Income (Loss) (Applicable to Common Stock)	$97,599	$4,951	$324	$(952)	$(2,477)	$—	$99,445

Total Assets	$2,541,919	$187,609	$11,813	$99,996	$6,711	$(131,250)	$2,716,798

Capital Expenditures/Investments (c)	$112,594	$1,313	$2	$—	$—	$—	$113,909

Nine Months Ended June 30, 2005

Total Revenues	$1,256,922	$634,819	$7,234	$999	$—	$(15,116)	$1,884,858
Operating Expenses:
Depreciation and Amortization	66,277	186	17	—	—	—	66,480
Other Operating Expenses (a)	992,108	610,967	6,861	2,188	—	(15,120)	1,597,004
Income Tax Expense (Benefit)	63,119	9,114	184	(420)	—	—	71,997

Total Operating Expenses	1,121,504	620,267	7,062	1,768	—	(15,120)	1,735,481

Operating Income (Loss)	135,418	14,552	172	(769)	—	4	149,377
Interest Expense — Net	31,269	718	—	1,096	—	(638)	32,445
Other Non-Operating Income (Expense) (b)	231	95	128	719	—	(642)	531
Dividends on Preferred Stock	990	—	—	—	—	—	990

Income (Loss) from Continuing Operations	103,390	13,929	300	(1,146)	—	—	116,473
Loss from Discontinued Operations, Net of Income Tax Benefit	—	—	—	—	(1,588)	—	(1,588)

Net Income (Loss) (Applicable to Common Stock)	$103,390	$13,929	$300	$(1,146)	$(1,588)	$—	$114,885

Total Assets	$2,381,420	$122,459	$10,941	$35,747	$9,889	$(62,289)	$2,498,167

Capital Expenditures/Investments (c)	$71,738	$482	$3	$—	$—	$—	$72,223

(a)	Includes cost of gas and electricity, and revenue taxes.
(b)	Amounts reported are net of applicable income taxes.
(c)	Excludes capital expenditures for discontinued operations totaling $158,000 and $174,000 for the nine months ended June 30, 2006 and 2005, respectively, which are reported in “Net Cash Used in Investing Activities of Discontinued Operations” on the Consolidated Statements of Cash Flows.
NOTE 12. RELATED PARTY TRANSACTIONS

     WGL Holdings and its subsidiaries engage in transactions among each other during the ordinary course of business. Intercompany transactions, and balances have been eliminated from the consolidated financial statements of WGL Holdings.
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
     At June 30, 2006 and September 30, 2005, the Washington Gas Balance Sheets reflected a receivable from associated companies of $2.0 million and $8.1 million, respectively. At June 30, 2006 and September 30, 2005, the Washington Gas Balance Sheets reflected a payable to associated companies of $27.5 million and $18.6 million, respectively.
     Additionally, Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGEServices. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services and the related sales and purchases of natural gas, Washington Gas charged WGEServices, an affiliated energy marketer, $2.2 million and $2.4 million for the three months ended June 30, 2006 and 2005, respectively. For the nine months ended June 30, 2006 and 2005, the charges were $13.0 million and $15.1 million, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.
NOTE 13. COMMITMENTS AND CONTINGENCIES

     REGULATED UTILITY OPERATIONS
     Operating Issues in Prince George’s County, Maryland
     On April 1, 2005, Washington Gas announced that it would address a significant increase in the number of natural gas leaks on its distribution system in a portion of Prince George’s County, Maryland. Washington Gas retained an international engineering consulting firm to determine the reason for the increase in leaks in the affected area of Prince George’s County. Based on the work of the consultant, there is a combination of three contributing factors to the higher leak rates of seals on couplings. However, the factor that is unique to the affected area is the change in the gas composition resulting from a change in the gas supply arising from the reactivation of the Dominion Cove Point (Dominion or Cove Point) liquefied natural gas (LNG) terminal owned by Dominion Resources, Inc. The Cove Point gas has a lower concentration of heavy hydrocarbons (HHCs) than domestic natural gas. The Company learned from the consultant’s work that a characteristic of the rubber material comprising the seals in the couplings is the ability of the seals to both adsorb and desorb HHCs. When seals are exposed to higher levels of HHCs, they swell in size and cause a tighter seal. However, when gas, such as the gas from the Cove Point terminal is introduced and it has a lower level of HHCs, the seals shrink in size and there is a greater propensity for those seals to cause the couplings to leak.
     Also considered as potential contributing factors to the higher leak rate for seals of this nature are the age of the couplings and the colder ground temperature during the winter. However, both the age

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
of the couplings and the colder ground temperatures are common to couplings in other areas of Washington Gas’ service territory where leak patterns have not been observed like those in the affected area of Prince George’s County. Thus, in management’s opinion, the relevant change that explains the higher incidence of leaks in the affected area of Prince George’s County is the composition of the gas resulting from the introduction of gas from the Cove Point LNG terminal.
     Given the increase in the number of natural gas leaks experienced in the affected area of Prince George’s County, Maryland in fiscal year 2005, Washington Gas announced in that year that it would replace gas service lines and rehabilitate gas mains that contain the applicable mechanical couplings in the affected area of the distribution system in Prince George’s County (the rehabilitation project) by the end of December 2007. The original estimate of the cost of the rehabilitation project is $144 million. This cost estimate could differ materially from the actual costs incurred for the work associated with this project.
     As a result of the receipt of an Accounting Order dated June 1, 2005 from the Public Service Commission of Maryland (PSC of MD), the Company is capitalizing all costs of encapsulating certain couplings on mains with respect to this rehabilitation project. This phase represents less than 10 percent of the total estimated cost of the rehabilitation project. However, the receipt of the order from the PSC of MD is not determinative of the ratemaking treatment, and the PSC of MD retains jurisdiction to adopt any ratemaking treatment it deems appropriate.
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
     Washington Gas has examined potential approaches that will enable it to protect against the effect of the introduction of gas from the Cove Point LNG terminal on its distribution system in both the affected area of Prince George’s County and on other areas of its distribution system where additional volumes of gas from the Cove Point terminal may flow in the future as a result of a June 16, 2006 FERC order approving Dominion’s application to expand the capacity and output of the Cove Point terminal. The original cost estimate of the $144 million rehabilitation project discussed above does not consider any costs that have been incurred to date or that will potentially be incurred associated with implementing any of these actions. Based upon the scientific evidence available to date, Washington Gas constructed the facilities necessary to inject HHCs into the gas stream at the gate station that exclusively receives gas from the Cove Point terminal and serves the affected area of Prince George’s County, Maryland where the increase in gas leaks has been observed. This facility became operational in January 2006 at a cost of approximately $3.2 million.
     Laboratory tests have shown that the injection of HHCs into the type of gas coming from the Cove Point terminal can be effective in re-swelling the seals in couplings and increasing their sealing force, thus reducing the propensity for the couplings to leak. Furthermore, since the injection facility became operational in January 2006, Washington Gas has been evaluating the effectiveness of this HHC injection process on the couplings under field conditions. As of July 31, 2006, testing had concluded that the HHCs being injected at this gate station remain in the gas stream and are carried throughout that portion of the distribution system where Washington Gas intends for them to flow.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Washington Gas has observed a reduction in leak rates since the HHC injection facility became operational in January 2006. Given this observation, coupled with the results of the laboratory tests performed to date that support the effectiveness of the HHC injection process, management plans to reduce the level of work on the rehabilitation project through the 2006-2007 winter heating season, and anticipates that the overall scope and original $144 million cost estimate of this project may be reduced if the expected results materialize in the coming winter. Washington Gas will continue collecting and analyzing leak data in the affected area of Prince George’s County through the 2006-2007 winter heating season, and continue performing special leak surveys, before drawing a definitive conclusion regarding the level of effectiveness of the injection process and the overall scope and cost estimate of the rehabilitation project that ultimately will be incurred. Until such time, Washington Gas will continue its rehabilitation efforts within the affected area in Prince George’s County at reduced levels, and will concurrently continue its gas conditioning initiative.
     Washington Gas has begun the planning necessary to construct two additional facilities to inject HHCs at gate stations in anticipation that more gas from the Cove Point terminal may begin flowing into the interconnected pipelines in fiscal year 2008 or thereafter. The estimated cost of each of the additional HHC injection facilities will range from an estimated $3 million to $4 million. Washington Gas expects that the cost of these facilities should be includible in the rate base upon which Washington Gas is allowed to earn an allowed rate of return. The estimated cost of these facilities does not include the cost of the purchase of HHCs. At June 30, 2006, Washington Gas had incurred $1.3 million of HHC purchasing costs, and had deferred $409,000 of these costs on the balance sheet for future recovery in rates. Currently, Washington Gas is collecting the cost of HHCs in its Purchased Gas Charge (PGC) provision in the District of Columbia from its sales customers, and will file a request with the Public Service Commission of the District of Columbia (PSC of DC) to include the cost of HHCs in bills of marketers who serve delivery service customers in this jurisdiction. Washington Gas currently is not collecting the cost allocable to Virginia or Maryland customers associated with the purchase of HHCs. The regulatory bodies having jurisdiction over Washington Gas’ rates will determine the ultimate amount that is recoverable from customers for the cost of these HHCs (refer to “Regulatory Matters”).
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
     Maryland Jurisdiction
     On August 8, 2005, the PSC of MD approved an unopposed Stipulation and Agreement (Stipulation), filed by Washington Gas and three other participants and accepted by the PSC of MD. The Stipulation resolved outstanding issues from a Final Order previously issued by the PSC of MD regarding the manner in which interruptible transportation service is charged to Maryland customers. The Stipulation also requested approval by the PSC of MD of a revenue normalization adjustment (RNA) mechanism, a billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels, and other factors such as conservation. The Stipulation also allows for the impact of the RNA on Washington Gas’ risk and rate of return to be evaluated in the next rate case. The RNA became effective on October 1, 2005. Washington Gas’ net income for the three and nine months ended June 30, 2006 reflects the effect of the RNA.
     Washington Gas underwent a routine review of its gas costs that were billed to customers in

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Maryland from September 2003 through August 2004. Each year, the PSC of MD reviews the annual gas costs collected from customers to determine if Washington Gas’ purchased gas costs are not justified because: (1) Washington Gas failed to show that the charges were based solely on increased costs of natural gas; (2) Washington Gas failed to follow competitive practices in purchasing natural gas; or (3) Washington Gas failed to show that its practices in procuring and purchasing natural gas were reasonable. On March 14, 2006, a Hearing Examiner of the PSC of MD issued a proposed order approving purchased gas charges of Washington Gas for the twelve-month period ending August 2004, except for $4.6 million of such charges that the Hearing Examiner recommended be disallowed because, in the opinion of the Hearing Examiner, they were not reasonably and prudently incurred. Washington Gas filed a Notice of Appeal on April 12, 2006 and a Memorandum on Appeal on April 21, 2006 with the PSC of MD, asserting that the Hearing Examiner’s recommendation is without merit. Washington Gas filed a reply memorandum on May 11, 2006. After consideration of these issues, Washington Gas expects the PSC of MD to issue a Final Order. During the quarter ended March 31, 2006, Washington Gas accrued a liability of $4.6 million (pre-tax) related to the proposed disallowance of these purchased gas charges. If the PSC of MD rules in Washington Gas’ favor, the liability recorded in the second fiscal quarter of 2006 for this issue will be reversed.
     In March 2006, Washington Gas began recovering the cost of HHCs injected into its natural gas distribution system from Maryland sales customers through the PGC provision. On April 28, 2006, Washington Gas filed an application with the PSC of MD requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the regulated utility to recover the cost of HHCs from its delivery service customers, as well as from its sales customers. On June 27, 2006, the PSC of MD issued an order that rejected Washington Gas’ proposed tariff revisions, and ordered an evidentiary hearing to assess the efficacy of the HHC injections in addressing existing leaks or in preventing additional leaks on Washington Gas’ distribution system (refer to “Operating Issues in Prince George’s County, Maryland”). Additionally, the PSC of MD order directed Washington Gas to cease recovering HHC costs being recovered through the PGC provision, and to record costs that will be incurred in the future in a “pending” account for future regulatory disposition following the conclusion of the evidentiary hearing. The PSC of MD also indicated that the disposition of HHC costs collected previously through the PGC provision will be determined in the course of the evidentiary hearing. At June 30, 2006, Washington Gas had recorded $409,000 of such HHC costs as a regulatory asset to be recovered from customers.
     Virginia Jurisdiction
     On December 18, 2003, the SCC of VA issued a Final Order in response to an application filed by Washington Gas on June 14, 2002 to increase annual revenues in Virginia. In connection with this Final Order, the SCC of VA ordered Washington Gas to reduce its rate base related to net utility plant by $28 million, which is net of accumulated deferred income taxes of $14 million, and to establish an equivalent regulatory asset that Washington Gas has done for regulatory accounting purposes only. This regulatory asset represents the difference between the accumulated reserve for depreciation recorded on the books of Washington Gas and a theoretical reserve that was derived by the Staff of the SCC of VA (VA Staff) as part of its review of Washington Gas’ depreciation rates, less accumulated deferred income taxes. This regulatory asset is being amortized, for regulatory accounting purposes only, as a component of depreciation expense over 32 years pursuant to the Final Order. The SCC of VA provided for both a return on, and a return of, this regulatory asset established for regulatory accounting purposes.
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
     On October 19, 2005, the VA Staff filed a report with the SCC of VA in connection with Washington Gas’ earnings test for the twelve-month period ended December 31, 2004. The VA Staff’s report concluded that Washington Gas did not earn in excess of its allowed return on equity during this period, and recommended that Washington Gas not be required to record any additional depreciation expense related to its earnings for the twelve-month period ended December 31, 2004. On November 28, 2005, the SCC of VA issued a Final Order that concurred with the VA Staff’s recommendation. On April 28, 2006, Washington Gas filed an earnings test for the twelve months ended December 31, 2005. The regulated utility’s filing, which is subject to review by the applicable parties within the SCC of VA, indicated that Washington Gas had not earned in excess of its allowed return on equity during the period of the earnings test.
     NON-UTILITY OPERATIONS
     As discussed below, the Company is a party to financial guarantees related to the energy-marketing activities of WGEServices. WGEServices also is exposed to the risk of non-performance associated with its electric and natural gas suppliers. WGEServices has a wholesale supplier credit policy in place that is designed to mitigate wholesale credit risks through a requirement for credit enhancements. In accordance with this policy, WGEServices has obtained credit enhancements from certain of its suppliers. WGEServices continuously monitors the unsecured credit limits it will accept from certain suppliers or their guarantors.
     Financial Guarantees
     WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity made by WGEServices. At June 30, 2006, these guarantees totaled $278.3 million. Termination of these guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings also issued guarantees totaling $5.0 million at June 30, 2006 that were made on behalf of certain of its non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $283.3 million, $3.0 million, $13.0 million, $60,000 and $600,000 are due to expire on December 31, 2006, June 30, 2007, December 31, 2007 and February 29, 2008, respectively. The remaining guarantees of $266.6 million do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Electric Supplier Contingency
     WGEServices owns no electric generation assets and receives a small percentage of its electric supply to serve its retail customers through full requirements supply contracts. WGEServices’ principal supplier of electricity under full requirements supply contracts is Mirant Energy Trading LLC (MET) (formerly known as Mirant Americas Energy Marketing, L.P.), which is a wholly owned subsidiary of Mirant Corporation (Mirant). On July 14, 2003, Mirant and substantially all of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. MET, through its predecessor, was included in these bankruptcy filings. On January 3, 2006, Mirant and its subsidiaries emerged from bankruptcy. WGEServices and MET have a contract including provisions that allow WGEServices to net payables to MET against any damages that may result from default on the part of MET, and allow WGEServices to request collateral under certain situations. At September 30, 2005, WGEServices held cash deposits as collateral totaling $18.3 million related to supplier risks for electric purchase transactions under this contract. This cash collateral was refunded in the second quarter of fiscal year 2006 when market conditions reduced the collateral requirement. As of June 30, 2006, WGEServices held a small letter of credit as collateral.
     ACI Contingency
      ACI was engaged in an arbitration proceeding with a general contractor. In the proceeding, ACI claimed that it was wrongfully terminated in January 2003 from completing work on behalf of the general contractor, and sought recovery of its accounts receivable. In the same matter, the general contractor made a counterclaim against ACI for costs that it incurred to complete the project and legal fees. On January 30, 2006, the arbitration panel found that the termination of ACI was wrongful and that the general contractor should pay ACI $960,000. Consolidated net income for the nine months ended June 30, 2006, reflects the effect of the decision of the arbitration panel. Amounts recorded for the nine months ended June 30, 2006 related to this matter were not material to the Company’s consolidated results of operations.
NOTE 14. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

     The following tables show the components of net periodic benefit costs (income) recognized in the Company’s financial statements during the three and nine months ended June 30, 2006 and 2005:

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Components of Net Periodic Benefit Costs (Income)

	Three Months Ended		Three Months Ended
	June 30, 2006		June 30, 2005
	Pension	Health and	Pension	Health and
(In thousands)	Benefits	Life Benefits	Benefits	Life Benefits

Components of net periodic benefit costs (income)
Service cost	$2,626	$2,559	$2,539	$2,590
Interest cost	9,293	5,455	9,197	5,759
Expected return on plan assets	(12,659)	(3,570)	(12,941)	(3,291)
Recognized prior service cost	576	—	560	—
Recognized actuarial loss	840	2,579	289	2,241
Amortization of transition obligation-net	—	363	—	1,436

Net periodic benefit cost (income)	676	7,386	(356)	8,735

Amount capitalized as construction costs	11	(845)	130	(1,104)
Amount deferred as regulatory asset/liability-net	(1,011)	(180)	(833)	(434)
Other	(25)	—	(25)	(12)

Amount charged (credited) to expense	$(349)	$6,361	$(1,084)	$7,185

Components of Net Periodic Benefit Costs (Income)

	Nine Months Ended		Nine Months Ended
	June 30, 2006		June 30, 2005
	Pension	Health and	Pension	Health and
(In thousands)	Benefits	Life Benefits	Benefits	Life Benefits

Components of net periodic benefit costs
Service cost	$7,879	$7,675	$7,616	$7,770
Interest cost	27,878	16,367	27,591	17,276
Expected return on plan assets	(37,977)	(10,710)	(38,824)	(9,913)
Recognized prior service cost	1,728	—	1,680	—
Recognized actuarial loss	2,519	7,738	868	6,686
Amortization of transition obligation-net	—	1,089	—	4,308

Net periodic benefit cost (income)	2,027	22,159	(1,069)	26,127

Amount capitalized as construction costs	30	(2,582)	387	(3,293)
Amount deferred as regulatory asset/liability-net	(3,035)	(534)	(2,566)	(1,317)
Other	(92)	—	(108)	(1)

Amount charged (credited) to expense	$(1,070)	$19,043	$(3,356)	$21,516

     During fiscal year 2006, the Company has not made, and does not expect to make any contributions related to its qualified, trusteed, non-contributory defined benefit pension plan covering all active and vested former employees of Washington Gas.
     During the nine months ended June 30, 2006, the Company paid $917,000 on behalf of participants in its non-funded supplemental executive retirement plan, and expects to pay an additional $459,000 for the remainder of fiscal year 2006.
     For the nine months ended June 30, 2006, the Company contributed $22.4 million to its healthcare and life insurance benefit plans, and expects to contribute an additional $7.4 million for the

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (concluded)
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

WGL Holdings, Inc.
Washington Gas Light Company
Part I -– Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) is divided into the following two major sections:
•	WGL Holdings - This section describes the financial condition and results of operations of WGL Holdings, Inc. (WGL Holdings or the Company) and its subsidiaries on a consolidated basis. It includes discussions of WGL Holdings’ regulated utility and non-utility operations. The majority of WGL Holdings’ operations are derived from the results of its regulated utility, Washington Gas Light Company (Washington Gas or the regulated utility) and, to a much lesser extent, the results of its non-utility operations. These unregulated, non-utility operations are wholly owned by Washington Gas Resources Corporation (Washington Gas Resources), a wholly owned subsidiary of WGL Holdings. For more information on the Company’s regulated utility operations, please refer to the Management’s Discussion for Washington Gas.

•	Washington Gas - This section describes the financial condition and results of operations of Washington Gas, a wholly owned subsidiary that comprises the majority of WGL Holdings’ regulated utility segment. The financial condition and results of operations of Washington Gas’ utility operations and WGL Holdings’ regulated utility segment are essentially the same.
     Both of the major sections of Management’s Discussion-WGL Holdings and Washington Gas-should be read to obtain an understanding of the Company’s operations and financial performance. Management’s Discussion also should be read in conjunction with the respective Company’s financial statements and the combined Notes to Consolidated Financial Statements thereto.
     Unless otherwise noted, earnings per share amounts are presented herein on a diluted basis, and are based on weighted average common and common equivalent shares outstanding. The Company’s operations are seasonal and, accordingly, the Company’s operating results for the interim periods presented herein are not indicative of the results to be expected for the full fiscal year. The earnings (loss) per share of any segment does not represent a direct legal interest in the assets and liabilities allocated to any one segment, but rather represents a direct equity interest in WGL Holdings’ assets and liabilities as a whole.
EXECUTIVE OVERVIEW
     Introduction
     WGL Holdings, through its wholly owned subsidiaries, sells and delivers natural gas and provides a variety of energy—related products and services to customers primarily in Washington, D.C. and the surrounding metropolitan areas in Maryland and Virginia. WGL Holdings has three primary operating segments that are described below.

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
     Retail Energy-Marketing. Washington Gas Energy Services (WGEServices) competes with other unregulated third—party marketers by selling natural gas and electricity directly to residential, commercial and industrial customers, both inside and outside of the regulated utility’s traditional service territory. WGEServices does not own or operate any natural gas or electric generation, production, transmission or distribution assets. Rather, it buys natural gas and electricity and resells these commodities with the objective of earning a profit, and these commodities are delivered to retail customers through the assets owned by regulated utilities, such as Washington Gas or other unaffiliated natural gas or electric utilities.
     Commercial Heating, Ventilating and Air Conditioning (HVAC). The Company’s commercial HVAC operations provide turnkey, design—build and renovation projects to the commercial and government markets. In the quarter ended June 30, 2006, the Company decided to implement a plan that resulted in discontinuing a portion of the operations of this segment (refer to the section entitled “Discontinued Operations”).
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

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
•	availability of natural gas supplies and interstate pipeline transportation and storage capacity;

•	natural gas prices and the prices of competing energy products;

•	changes in customers’ natural gas usage resulting from improved appliance efficiencies and the effect of changing natural gas prices;

•	the safety and reliability of the natural gas distribution system;

•	the level of capital expenditures for adding new customers and replacing facilities worn beyond economic repair;

•	the ability of the Company to manage and control the effects of receiving gas from the Cove Point liquefied natural gas terminal into its natural gas distribution system;

•	new or changed laws and regulations;

•	competitive environment;

•	environmental matters;

•	industry consolidation;

•	economic conditions and interest rates;

•	inflation/deflation;

•	labor contracts, including labor and benefit costs; and

•	changes in accounting principles.
     For a further discussion of the Company’s business, operating segments and the factors listed above, refer to Management’s Discussion within the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2005. Also, refer to the section entitled “Safe Harbor for Forward-Looking Statements” included in this quarterly report for a listing of forward-looking statements related to factors affecting WGL Holdings and Washington Gas.
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
     The following critical accounting policies require management’s judgment and estimation, where such estimates have a material effect on the consolidated financial statements:
•	accounting for unbilled revenue and cost of gas recognition;

•	accounting for regulatory operations – regulatory assets and liabilities;

•	accounting for income taxes;

•	accounting for contingencies;

•	accounting for derivative instruments; and

•	accounting for pension and other post-retirement benefit costs.
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
     As permitted by SFAS No. 123 (revised), the Company used the modified prospective method of adopting the new accounting standard; accordingly, financial results for both the three and nine months ended June 30, 2005 have not been retroactively adjusted to reflect the effects of SFAS No. 123 (revised). In accordance with SFAS No. 123 (revised), the Company recognized total stock-based compensation expense of $1.1 million and $3.9 million for the three and nine months ended June 30, 2006, respectively, along with related income tax benefits of $453,000 and $1.5 million, respectively. For the three and nine months ended June 30, 2005, the Company recognized total stock-based compensation expense of $1.3 million and $3.1 million, respectively, along with related income tax benefits of $444,000 and $1.1 million, respectively, in accordance with APB Opinion No. 25.
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
     As of June 30, 2006, there was $5.7 million of total unrecognized compensation expense related to the Company’s share-based awards. This cost is expected to be recognized over a weighted average period of 1.8 years. Refer to Notes 1 and 9 of the Notes to Consolidated Financial Statements for a further discussion of the Company’s share-based awards.
DISCONTINUED OPERATIONS
     During the quarter ended June 30, 2006, the Company completed a plan that will result in the disposition of American Combustion Industries, Inc. (ACI), a wholly owned subsidiary of Washington Gas Resources that was previously reported as part of the Company’s commercial HVAC operating segment. The Company anticipates that the disposal of ACI will occur on or before June 30, 2007, in the form of a sale of ACI’s common stock or net assets. ACI has been reported as a discontinued operation of WGL Holdings and, accordingly, its operating results, financial position and cash flows have been presented separately from the Company’s continuing operations in the consolidated financial statements of WGL Holdings for all current and prior periods presented.

WGL Holdings, Inc.
 Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
WGL HOLDINGS, Inc.
     RESULTS OF OPERATIONS – Three Months Ended June 30, 2006 vs. June 30, 2005
     Summary Results
     WGL Holdings, Inc. reported a net loss of $1.8 million, or $0.04 per share, for the three months ended June 30, 2006, the third quarter of the Company’s fiscal year 2006. This represents a $6.4 million, or $0.13 per share, improvement over the net loss of $8.2 million, or $0.17 per share, reported for the three months ended June 30, 2005. Reporting a net loss for quarters ending June 30 is typical due to the seasonal nature of the Company’s utility operations and the corresponding reduced demand for natural gas during this period. For the twelve-month periods ended June 30, 2006 and 2005, the Company earned a return on average common equity of 9.4 percent and 10.7 percent, respectively.
     Net loss for the three months ended June 30, 2006 included an after-tax loss of $1.2 million, or $0.03 per share, from the discontinued operations of ACI. This was comprised of a net loss from ACI’s operations of $662,000, or $0.02 per share, and a $578,000, or $0.01 per share, impairment charge that represented the write-down of ACI’s fixed assets to adjust the carrying value of ACI’s net assets to its approximate fair value (less estimated costs of sale) as of June 30, 2006. The net loss for the three months ended June 30, 2005 included an after-tax loss from ACI’s discontinued operations of $786,000, or $0.02 per share.
     The Company reported a consolidated net loss from continuing operations of $584,000, or $0.01 per share, for the third quarter of fiscal year 2006, an improvement of $6.8 million, or $0.14 per share, over the net loss from continuing operations of $7.4 million, or $0.15 per share, reported for the same quarter in fiscal year 2005. This improvement primarily reflects: (i) decreased utility operation and maintenance expenses and general taxes; (ii) continued utility customer growth; (iii) increased earnings from greater carrying costs on higher balances of storage gas inventory at the regulated utility and (iv) improved operating results from the Company’s retail energy-marketing business. This improvement was partially offset by lower consumption of natural gas by utility customers due to factors other than weather, such as customer conservation, and higher interest expense.
     Regulated Utility Operating Results
     The operating results of the Company’s core regulated utility segment are the primary influence on overall consolidated operating results. For the three months ended June 30, 2006, the regulated utility segment reported a seasonal net loss of $6.8 million, or $0.14 per share, an improvement of $4.3 million, or $0.09 per share, over the net loss of $11.1 million, or $0.23 per share, reported for the same quarter of the prior fiscal year. This improvement primarily reflects lower operating expenses, as discussed below, the addition of 21,926 active customer meters since the end of the same quarter of the prior fiscal year, and $1.5 million (pre-tax) of increased earnings from greater carrying costs on a higher balance of storage gas inventory that was the result of both higher natural gas prices and volumes. Tempering these improvements was a decrease of 21.5 million therms, or 12.8 percent, in total natural gas deliveries to firm customers during the third quarter of fiscal year 2006 that was attributable, in part, to the lower consumption of natural gas by customers due to factors other than weather, such as customer conservation. Although the decline in natural gas deliveries also was attributable to warmer weather in the 2006 third quarter in relation to the same quarter of the prior fiscal year, weather had a negligible effect on operating results for both quarters ended June 30, 2006 and 2005.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Operating results of the regulated utility segment for the third quarter of fiscal year 2006 benefited from a $4.1 million (pre-tax) decrease in operation and maintenance expenses. Principally contributing to the decrease in these expenses was a $2.0 million reduction in group insurance costs, $760,000 of reduced gas transportation and engineering related costs, $117,000 of reduced expenses for uncollectible accounts, and other miscellaneous items. Results from the regulated utility segment also benefited from lower general taxes that were partially offset by increased interest expense.
     Non-Utility Operating Results
     The Company’s continuing non-utility operations, principally comprised of the results of the unregulated energy-marketing segment and the remaining portion of the commercial HVAC segment, reported net income of $6.2 million, or $0.13 per share, for the three months ended June 30, 2006, as compared to net income of $3.6 million, or $0.08 per share, reported for the same period of the prior fiscal year. The following table compares the financial results from non-utility activities for the three months ended June 30, 2006 and 2005.
Net Income (Loss) Applicable to Non-Utility Activities

	Three Months Ended
	June 30,
(In thousands)	2006	2005	Variance

Retail energy-marketing	$6,124	$4,036	$2,088
Commercial HVAC	205	186	19

Subtotal	6,329	4,222	2,107
Other non-utility activities	(88)	(576)	488

Total	$6,241	$3,646	$2,595

     Retail Energy-Marketing. WGL Holdings’ retail energy-marketing subsidiary, WGEServices, sells natural gas and electricity in competition with other unregulated marketers to residential, commercial and industrial customers. WGEServices reported net income of $6.1 million, or $0.13 per share, for the quarter ended June 30, 2006, a $2.1 million, or $0.05 per share, increase over net income of $4.0 million, or $0.08 per share, reported for the same quarter in fiscal year 2005. The year-over-year improvement in earnings for this segment reflects higher gross margins from the sale of natural gas and electricity, and lower selling, general and administrative expenses.
     Higher gross margins from the sale of natural gas reflect higher gross margins per therm, partially offset by a 5.9 percent decrease in natural gas sales volumes primarily due to warmer weather in the third quarter of fiscal year 2006 relative to the same quarter of the prior fiscal year. The higher gross margins per therm resulted, in part, from a larger number of commercial customers entering into long-term, fixed-price contracts during the first quarter of fiscal year 2006 compared to the same period in the prior year. Gross margins recognized on fixed-price sales contracts vary over their term as such margins are based on the spread between the fixed sales price billed each month and the monthly fluctuating commodity cost. During the first two quarters of fiscal year 2006, the Company’s winter heating season, spreads on these contracts were relatively narrow due to higher natural gas costs in relation to the fixed sales prices associated with these contracts. However, these spreads widened in the 2006 third quarter due to lower natural gas costs, thereby improving gross margins in the 2006 third quarter when compared to the same quarter last year.
     Higher gross margins from natural gas sales for the three months ended June 30, 2006 also reflect mark-to-market gains in the 2006 third quarter (net of the cost of weather hedges), as compared to mark-to-market losses incurred in the same quarter of the prior fiscal year. These valuation gains or losses are associated with certain contracts used to mitigate risks associated with the

WGL Holdings, Inc.
 Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
volatility in the market price of natural gas and, in the 2006 third quarter, sales contracts that provide customers flexibility on the price and volumes of natural gas being sold. Changes in the mark-to-market valuation of these instruments increased net income for the third quarter of fiscal year 2006 in relation to the same quarter last year by $491,000 (after-tax).
     Gross margins from electric sales increased during the three months ended June 30, 2006, reflecting an increase in the margin per kilowatt hour sold, partially offset by a 21.2 percent decline in electric sales volumes. Electric customers grew 31 percent in the 2006 third quarter when compared to the same quarter of the prior fiscal year. This customer growth was concentrated near the end of the 2006 third quarter and was principally the result of new competitive opportunities that emerged due to sharp increases in competing rates offered by electric utilities in Maryland, Delaware and the District of Columbia.
     The retail energy-marketing segment also benefited $1.5 million (pre-tax), or $0.02 per share, from the reversal in the 2006 third quarter of certain administrative fees that were previously accrued during fiscal year 2006, coupled with reduced bad debt expenses. The reversal of administrative fees, which are normally levied by a regulatory body, resulted from a decision of the regulatory body in July 2006 not to levy such fees to the energy-marketing business for the fiscal year 2006.
     Commercial HVAC. As a result of the discontinued operation of ACI, Washington Gas Energy Systems, Inc. comprises the remaining portion of the commercial HVAC segment. The commercial HVAC segment, excluding the discontinued operating results of ACI, reported net income of $205,000 for the third quarter of fiscal year 2006, as compared to net income of $186,000 reported for the same quarter in fiscal year 2005. The improved operating results for this segment were driven by increases in both operating revenues and operating margins.
     Other Non-Utility Activities. Transactions not significant enough to be reported as a separate business segment are aggregated as “Other Activities” and included as part of the Company’s non-utility operations. The operating results of other non-utility activities for the 2006 third quarter improved $488,000 over the comparable quarter of the prior fiscal year.
     Interest Expense
     The following table depicts the components of interest expense for the three months ended June 30, 2006 and 2005.
Composition of Interest Expense

	Three Months Ended
	June 30,
(In thousands)	2006	2005	Variance

Long-term debt	$10,059	$9,941	$118
Short-term debt	1,212	297	915
Other (includes AFUDC*)	356	(21)	377

Total	$11,627	$10,217	$1,410

*Represents the debt component of the Allowance for Funds Used During Construction.
     WGL Holdings’ interest expense of $11.6 million for the third quarter of fiscal year 2006 increased $1.4 million over the same quarter last year. This increase primarily reflects higher interest costs associated with short-term debt, reflecting an increase of almost 200 basis points in the weighted average cost of short-term debt, coupled with a higher average balance of short-term debt outstanding. Approximately 70 percent of the increase in short-term interest expense resulted from

WGL Holdings, Inc.
 Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
the higher short-term debt requirements of the non-utility operations. The slight increase in interest expense on long-term debt is attributable to the regulated utility segment, and reflects a higher average balance of long-term debt outstanding, partially offset by a lower embedded cost of debt resulting from refinancing a portion of previously outstanding amounts.
     RESULTS OF OPERATIONS — Nine Months Ended June 30, 2006 vs. June 30, 2005
     Summary Results
     For the first nine months of fiscal year 2006, the Company reported net income of $99.4 million, or $2.03 per share, as compared to net income of $114.9 million, or $2.35 per share, for the corresponding period in fiscal year 2005. Net income for the nine months ended June 30, 2006 included an after-tax loss of $2.5 million, or $0.05 per share, from the discontinued operations of ACI. This was comprised of a net loss from ACI’s operations of $1.9 million, or $0.04 per share, and a $578,000, or $0.01 per share, impairment charge that represented the write-down of ACI’s fixed assets to adjust the carrying value of ACI’s net assets to its approximate fair value (less estimated costs of sale) as of June 30, 2006. Net income for the nine months ended June 30, 2005 included an after-tax loss from ACI’s discontinued operations of $1.6 million, or $0.03 per share.
     The Company reported net income from continuing operations of $101.9 million, or $2.08 per share, for the first nine months of fiscal year 2006, as compared to net income from continuing operations of $116.5 million, or $2.38 per share, reported for the corresponding period in fiscal year 2005. The year-over-year earnings comparisons reflect: (i) warmer weather; (ii) lower consumption of natural gas by utility customers due to factors other than weather, such as customer conservation; (iii) higher utility operation and maintenance, depreciation and amortization, and interest expenses; (iv) a charge of $4.6 million (pre-tax) recorded by the regulated utility segment in the 2006 year-to-date period related to a proposed regulatory order and (v) lower earnings from the Company’s retail energy-marketing business. Items that favorably affected earnings were: (i) continued utility customer growth; (ii) the application of a new regulatory mechanism known as the Revenue Normalization Adjustment (RNA) that was implemented in Maryland on October 1, 2005, and other weather protection strategies used by the regulated utility to manage the effect of warmer-than-normal weather and (iii) increased earnings from greater carrying costs on higher balances of storage gas inventory at the regulated utility.
     Regulated Utility Operating Results
     The regulated utility segment reported net income of $97.6 million, or $2.00 per share, for the first nine months of fiscal year 2006, as compared to net income of $103.4 million, or $2.11 per share, for the corresponding period of the prior fiscal year. This comparison primarily reflects an 85.1 million therm, or 7.2 percent, decrease in total natural gas deliveries to firm customers that fell to 1.104 billion therms delivered during the nine months ended June 30, 2006, due to warmer weather. Weather, as measured by heating degree days (HDDs) was 8.2 percent warmer in the 2006 nine-month period than in the comparable period of the prior fiscal year. Weather was 2.7 percent warmer than normal during the first nine months of fiscal year 2006, as compared to 6.2 percent colder than normal during the corresponding period of the prior fiscal year. The year-over-year comparison of natural gas deliveries to firm customers also reflects lower consumption of natural gas by customers due to factors other than weather, such as customer conservation. Mitigating the financial effects of warmer weather and lower consumption of natural gas during the 2006 nine-month period were: (i) the regulated utility’s application of the Maryland RNA and other weather protection strategies, as discussed below; (ii) the addition of 21,926 active customer meters since the end of the same quarter of the prior fiscal year and (iii) $6.6 million (pre-tax) of increased earnings from greater carrying costs

WGL Holdings, Inc.
 Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
on a higher balance of storage gas inventory that was the result of both higher natural gas prices and volumes.
     The Company’s various weather protection strategies, coupled with the timing of heating degree days during the nine-months ended June 30, 2006 resulted in weather having a favorable effect on net income despite warmer-than-normal weather. Prior to October 1, 2005, the Company managed weather risk for all jurisdictions of the regulated utility with a weather insurance policy designed to protect against 50 percent of the effects of warmer-than-normal weather. That policy expired on September 30, 2005. Commencing in fiscal year 2006, the Company began utilizing the following new mechanisms to manage weather risk: (i) the RNA billing mechanism implemented in Maryland on October 1, 2005 after prior approval by the Public Service Commission of Maryland (PSC of MD) (refer to the section entitled “Regulatory Matters” included herein); (ii) a weather insurance policy for the District of Columbia effective October 1, 2005 and (iii) a weather derivative in Virginia effective December 18, 2005 which expired on May 31, 2006 (refer to the section entitled “Market Risk – Weather Risk” included herein).
     The RNA is a mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and certain other factors such as customer conservation. Deliveries to Maryland customers represent approximately 40 percent of therms delivered by the regulated utility. Periods of colder-than-normal weather generally would cause the Company to reduce “Utility net revenues” and establish a refund liability to customers, while the opposite would generally result during periods of warmer-than-normal weather. Accordingly, the warmer-than-normal weather during the nine month period of fiscal year 2006 resulted in an increase in “Utility net revenues,” and the recording of a receivable from customers to reflect the regulated utility’s protection from warmer-than-normal weather and factors other than weather, such as customer conservation, that are covered under the RNA mechanism.
     The weather insurance policy and the weather derivative utilized in the District of Columbia and Virginia, respectively, also were designed to provide full protection for the regulated utility from the negative financial effects of warmer-than-normal weather. If weather is colder than normal, the Company retains any associated benefits. The regulated utility segment benefited $5.5 million (after-tax) in the 2006 nine-month period from these weather protection products in relation to the corresponding period of the prior fiscal year. These benefits, which are net of related premium costs, are reported on the Consolidated Statements of Income within the line item entitled “Non-Utility Operations-Operating Expenses” for the nine months ended June 30, 2006 and 2005.
     As discussed above, the regulated utility’s weather protection strategies are designed to provide full protection from the negative financial effects of warmer-than-normal weather. Unlike the Maryland RNA, the weather insurance and weather derivative enable the Company to retain the benefits of colder-than-normal weather. The financial effects of the weather insurance and the weather derivative are calculated based on cumulative weather experienced from the beginning of the fiscal year. For the nine months ended June 30, 2006, net income was enhanced in relation to normal weather by an estimated $2.5 million (after-tax), or $0.05 per share, driven primarily from the colder-than-normal weather experienced during the first quarter of fiscal year 2006. Weather was colder than normal for the comparable nine-month period in fiscal year 2005, contributing an estimated $5 million (after-tax), or $0.10 per share, to net income for that period.
     Utility net revenues of the regulated utility segment for the nine months ended June 30, 2006 were unfavorably affected by a charge of $4.6 million (pre-tax) recorded in the second quarter of fiscal year 2006 to reflect a proposed order by a Hearing Examiner of the PSC of MD that recommends the disallowance of certain natural gas costs incurred by the regulated utility and billed to Maryland

WGL Holdings, Inc.
 Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
customers from September 2003 through August 2004. The Hearing Examiner recommended the disallowance of these costs in connection with its annual review of the regulated utility’s natural gas costs. The Company has appealed the proposed order before the PSC of MD, asserting that the recommendation is without merit (refer to the section entitled “Regulated Matters” included herein).
     Earnings of the regulated utility segment for the first nine months of fiscal year 2006 reflect a $6.9 million (pre-tax) increase in operation and maintenance expenses. Principally contributing to this increase was $3.2 million of higher expenses for uncollectible accounts, $2.4 million of increased expenses associated with information technology projects and $541,000 of increased labor and labor-related expenses. This increase in labor and labor-related expenses is net of $1.4 million of lower employee benefit costs primarily due to reductions in group insurance and other post-retirement benefit costs. Results from the regulated utility segment also reflect higher depreciation and amortization expense and increased interest expense that, together, reduced pre-tax income by $4.8 million.
     Non-Utility Operating Results
     The Company’s continuing non-utility operations reported net income of $4.3 million, or $0.08 per share, for the nine months ended June 30, 2006, as compared to net income of $13.1 million, or $0.27 per share, reported for the corresponding nine-month period of the prior fiscal year. The following table compares the financial results from non-utility activities for the nine months ended June 30, 2006 and 2005.
Net Income (Loss) Applicable to Non-Utility Activities

	Nine Months Ended
	June 30,
(In thousands)	2006	2005	Variance

Retail energy-marketing	$4,951	$13,929	$(8,978)
Commercial HVAC	324	300	24

Subtotal	5,275	14,229	(8,954)
Other non-utility activities	(952)	(1,146)	194

Total	$4,323	$13,083	$(8,760)

     Retail Energy-Marketing. WGEServices reported net income of $5.0 million, or $0.10 per share, for the nine months ended June 30, 2006, as compared to net income of $13.9 million, or $0.28 per share, reported for the same period in fiscal year 2005. The $8.9 million, or $0.18 per share, year-over-year decline in earnings for this business primarily reflects lower gross margins from the sale of natural gas and electricity, that was partially offset by the reversal of expenses in the 2006 year-to-date period of $3.1 million (pre-tax) related to certain administrative fees assessed by a regulatory body that were accrued in prior fiscal years.
     Lower gross margins from natural gas sales primarily reflect lower gross margins per therm that resulted, in part, from a larger number of commercial customers entering into long-term, fixed-price contracts during the first quarter of fiscal year 2006 when natural gas costs were relatively high compared to the same period in the prior fiscal year, thereby causing a compression in gross margins during the first half of fiscal year 2006. This was partially offset by increased gross margins during the 2006 third quarter, due to lower natural gas costs in relation to the fixed sales prices associated with these contracts. Lower gross margins from natural gas sales for the nine months ended June 30, 2006 also reflect increased mark-to-market losses and weather hedge costs associated with certain of its contracts used to mitigate the risk in the volatility of natural gas prices, partially offset by mark-to-market gains in the 2006 year-to-date period on sales contracts that provide customers flexibility on the price and volumes of natural gas being sold. The increased mark-to-market losses (net of gains) reduced net income by

WGL Holdings, Inc.
 Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
$3.2 million (after-tax) for the nine months ended June 30, 2006. Gross margins from electric sales fell during the first nine months of fiscal year 2006, reflecting a 29 percent decline in sales volumes that was partially offset by an increase in the margin per kilowatt hour sold.
     Favorably affecting the operating results of the energy-marketing segment for the nine months ended June 30, 2006 was the reversal of certain administrative fees that were previously assessed by the Public Service Commission of the District of Columbia (PSC of DC). WGEServices, which recorded these assessments as an expense in prior fiscal years, protested its payment of these fees. During the second quarter of fiscal year 2006, WGEServices received a favorable court decision from its appeal regarding the payment of these fees in which the court decided that the energy-marketing business is entitled to a refund. Accordingly, the energy-marketing segment benefited $3.1 million (pre-tax) from its reversal in the 2006 year-to-date period of fees accrued as an expense in prior fiscal years.
     Commercial HVAC. The commercial HVAC segment, excluding the discontinued operating results of ACI, reported net income of $324,000 for the first nine months of fiscal year 2006, an improvement over net income of $300,000 reported for the corresponding period in fiscal year 2005.
     Interest Expense
     The following table depicts the components of interest expense for the nine months ended June 30, 2006 and 2005.
Composition of Interest Expense

	Nine Months Ended
	June 30,
(In thousands)	2006	2005	Variance

Long-term debt	$30,586	$30,939	$(353)
Short-term debt	4,680	1,524	3,156
Other (includes AFUDC*)	1,046	(18)	1,064

Total	$36,312	$32,445	$3,867

*Represents the debt component of the Allowance for Funds Used During Construction.
     WGL Holdings’ interest expense of $36.3 million for the first nine months of fiscal year 2006 increased $3.9 million over the same period last year. This increase primarily reflects higher interest costs associated with short-term borrowings due to an increase of over 200 basis points in the weighted average cost of these borrowings, coupled with a higher average balance of short-term debt outstanding. Almost 50 percent of the increase in short-term interest expense resulted from the higher short-term debt requirements of the non-utility operations. The year-over-year increase also reflects higher other interest expense primarily related to customer deposits and other miscellaneous items. Partially offsetting the increase in short-term and other interest expense were reduced interest costs on long-term debt primarily due to a decrease in the embedded cost of these borrowings as a result of refinancing previously outstanding amounts.

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
     The Company has a capital structure goal to maintain its common equity ratio in the mid-50 percent range of total consolidated capital. The level of this ratio varies during the fiscal year due to the seasonal nature of the Company’s business. This seasonality is also evident in the variability of the Company’s short-term debt balances, which are typically higher in the fall and winter months, and substantially lower in the spring when a significant portion of the Company’s current assets is converted into cash at the end of the winter heating season. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for the Company and Washington Gas, and to allow access to capital at reasonable costs. As of June 30, 2006, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 58.7 percent common equity, 1.8 percent preferred stock and 39.5 percent long-term debt. The cash flow requirements of the Company and the ability to provide satisfactory resources to satisfy those requirements are primarily influenced by the activities of Washington Gas and, to a lesser extent, the non-utility operations.
     The Company believes it has sufficient liquidity to satisfy its financial obligations. At June 30, 2006, the Company did not have any restrictions on its cash balances that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.
     Gulf Coast Natural Gas Supply Issues
     During the late summer of 2005, the Gulf Coast region experienced a major disruption of natural gas production and processing due to hurricanes Katrina, Rita and Wilma. These natural gas production and processing disruptions resulted in a significant reduction of the normal 10 billion cubic feet of natural gas per day available to be delivered from the Gulf Coast region. Historically, this region had supplied the majority of the natural gas that Washington Gas purchased and delivered through its contracted interstate pipeline services. As of June 19, 2006, the United States Department

WGL Holdings, Inc.
 Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
of the Interior, Minerals Management Service, reported that approximately 91 percent of the pre-hurricane natural gas production and processing from the Gulf Coast region was available to the wholesale market. Due to warmer-than-normal weather during the 2005-2006 winter heating season, and the availability of natural gas supply from alternative production areas, the Company was able to meet its customers’ daily demand for natural gas. Storage gas inventory balances were maintained at adequate operational levels throughout the heating season. Washington Gas believes that through the combination of traditional summer replenishment of its storage resources, the various locations and diversity of natural gas supply sources that are available to Washington Gas, and the continued progress toward restoring Gulf Coast region natural gas production and processing, the regulated utility should have adequate supply to meet its firm service obligations for the 2006-2007 winter heating season.
     WGEServices also purchases a portion of its natural gas supply from the Gulf Coast region. Purchase commitments from certain of WGEServices’ Gulf Coast-based natural gas suppliers were interrupted by the supply shortage in the Gulf Coast region in the immediate aftermath of the hurricanes. During the 2005-2006 winter heating season, all of WGEServices’ contracted natural gas supplies from the Gulf Coast region flowed as contracted, and WGEServices met its customers’ daily demand for natural gas and achieved its required storage inventory balances.
     As a result of market concerns about the sufficiency of the supply of natural gas and other factors during the winter of 2005-2006, the price of the natural gas commodity paid by the Company’s customers rose sharply from levels experienced during the prior year’s winter heating season. During the first nine months of fiscal year 2006, higher gas costs increased customers’ bills dramatically. Higher natural gas prices have increased the difficulty of customers to pay their bills in a timely manner. Higher gas costs were a major cause of the need for the Company and Washington Gas to finance a higher level of accounts receivable than in prior years. Higher natural gas prices, combined with greater volumes, also increased the Company’s storage gas inventory balance. During the nine months ended June 30, 2006, the Company incurred higher short-term debt levels and greater short-term debt costs to finance the increased receivables and storage gas inventory caused by these circumstances. It also has incurred a higher level of uncollectible accounts expenses. These trends are likely to continue in the future if gas costs remain relatively high.
     Short-Term Cash Requirements and Related Financing
     The regulated utility’s business is weather sensitive and seasonal, causing short-term cash requirements to vary significantly during the year. Over 75 percent of the total therms delivered in the regulated utility’s service area (excluding deliveries to two electric generation facilities) occur during the first and second fiscal quarters. Accordingly, the regulated utility typically generates more net income in the first six months of the fiscal year than it does for the entire fiscal year. During the first six months of the Company’s fiscal year, the regulated utility generates large sales volumes, and its cash requirements peak when accounts receivable, accrued utility revenues and storage gas inventories are at their highest levels. During the last six months of the Company’s fiscal year, after the winter heating season, the Company will typically experience a seasonal net loss due to reduced demand for natural gas. During this period, many of the regulated utility’s assets are converted into cash, which Washington Gas generally uses to reduce and sometimes eliminate short-term debt and to acquire storage gas for the next heating season.
     The Company’s retail energy-marketing subsidiary, WGEServices, has seasonal short-term cash requirements resulting from its need to purchase storage gas inventory in advance of the winter period during which the storage gas is sold. In addition, WGEServices must continually pay its suppliers of natural gas and electricity before it collects its customer accounts receivable balances

WGL Holdings, Inc.
 Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
resulting from these sales. WGEServices derives its funding to finance these activities from short-term debt issued by WGL Holdings.
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
     WGL Holdings and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal requirements. The Company’s policy is to maintain back-up bank credit facilities in an amount equal to or greater than its expected maximum commercial paper position. As of June 30, 2006, WGL Holdings and Washington Gas each had revolving credit agreements with a group of commercial banks that expire on September 30, 2010. The credit facility for WGL Holdings permits it to borrow up to $275 million, and further permits the Company to request prior to September 30, 2009, and the banks to approve, an additional line of credit of $50 million above the original credit limit, for a maximum potential total of $325 million. The credit facility for Washington Gas permits it to borrow up to $225 million, and further permits Washington Gas to request prior to September 30, 2009, and the banks to approve, an additional line of credit of $100 million above the original credit limit, for a maximum potential total of $325 million. As of June 30, 2006, there were no outstanding borrowings under either the WGL Holdings or Washington Gas credit facilities.
     At June 30, 2006 and September 30, 2005, the Company had outstanding notes payable in the form of commercial paper totaling $89.9 million and $40.9 million, respectively. Substantially all of the commercial paper outstanding at June 30, 2006 was issued by WGL Holdings. Of the commercial paper outstanding at September 30, 2005, $30.5 million was commercial paper issued by WGL Holdings and $10.4 million was commercial paper issued by Washington Gas.
     Long-Term Cash Requirements and Related Financing
     The Company’s long-term cash requirements primarily depend upon the level of capital expenditures, long-term debt maturities and decisions to refinance long-term debt. Historically, the Company has devoted the majority of its capital expenditures to adding new regulated utility customers in its existing service area. However, as a result of recent operating issues in Prince George’s County, Maryland that are described later in Management’s Discussion, the Company forecasts a greater level of replacement capital expenditures through fiscal year 2008.
     On January 18, 2006, Washington Gas issued $25.0 million of 5.17 percent Medium-Term Notes (MTNs) due January 18, 2016, and $25.0 million of 5.70 percent MTNs due January 18, 2036. In

WGL Holdings, Inc.
 Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
conjunction with the issuance of the 5.17 percent MTNs, Washington Gas received $182,000 associated with the settlement of a forward-starting swap that had a notional principal amount of $25.0 million. Similarly, in conjunction with the issuance of the 5.70 percent MTNs, Washington Gas received $104,000 associated with the settlement of a forward-starting swap that had a notional principal amount of $25.0 million (refer to the section entitled “Market Risk—Interest-Rate Risk” included herein). The effective cost of the newly-issued debt, after considering the amount received related to the two forward-starting swaps and amortization of discounts related to the debt issuances, is 5.16 percent for the MTNs due 2016 and 5.72 percent for the MTNs due 2036. On February 15, 2006, Washington Gas used the combined cash proceeds from these debt issuances to retire $50.0 million of 6.15 percent MTNs through its exercise of call options.
     On March 22, 2006, Washington Gas issued $25.0 million of 5.78 percent MTNs due March 15, 2036. In conjunction with this issuance, Washington Gas received $303,000 associated with the settlement of a forward-starting swap that had a notional principal amount of $25.0 million (refer to the section entitled “Market Risk—Interest-Rate Risk” included herein). Additionally, on March 22, 2006, Washington Gas paid $26.0 million, plus accrued interest, to retire $25.0 million of 7.31 percent MTNs that were due on October 30, 2007, by exercising a make-whole call feature that required Washington Gas to pay to the debt holder a call premium of $958,000 for redeeming the debt prior to its stated maturity date. This premium was recorded as a regulatory asset, and is being amortized in accordance with regulatory accounting requirements. The effective cost of the newly-issued debt, after considering the amount received related to the forward-starting swap, the amount paid related to the make-whole call premium and discounts related to the debt issuance, is 6.03 percent.
     At June 30, 2006, Washington Gas had the capacity, under a shelf registration that was declared effective by the Securities and Exchange Commission on June 8, 2006, to issue up to $300.0 million of MTNs. On June 14, 2006, Washington Gas executed a Distribution Agreement with certain financial institutions for the issuance and sale of debt securities included in the shelf registration statement.
      On June 23, 2006, the Maryland General Assembly enacted legislation which addresses electric industry restructuring issues in Maryland and other issues for all public utilities. Effective July 1, 2007, the legislation requires that all public utilities operating in Maryland, including Washington Gas, obtain approval from the PSC of MD before issuing stock, bonds, securities, notes, or other debt with a maturity greater than 12 months. The Company plans to request all necessary approvals prior to the effective date of the new requirements relating to financing authorizations.
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
**This agency has held a negative outlook on the long-term debt ratings of WGL Holdings and Washington Gas since July 2, 2004.
     Cash Flows Provided by Operating Activities
     The primary drivers for the Company’s operating cash flows are cash payments received from gas customers, offset by payments made by the Company for gas costs, operation and maintenance expenses, taxes and interest costs. Although long-term interest rates remain relatively low and the

WGL Holdings, Inc.
 Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
Company has been able to take advantage of refinancing some long-term debt at lower interest rates, current interest expense reflects the effect of a steep rise in short-term interest rates.
     Net cash provided by operating activities totaled $198.6 million for the first nine months of fiscal year 2006. Net cash provided by operating activities includes net income applicable to common stock, as adjusted for non-cash earnings and charges, as well as changes in working capital from September 30, 2005 to June 30, 2006. Certain of these changes are described below.
•	Accounts receivable and accrued utility revenues increased $48.6 million from September 30, 2005, primarily due to the increase in sales that resulted during the Company’s 2005-2006 winter heating season. The increase in accounts receivable and accrued utility revenues was also affected by the significant increase in the commodity cost of natural gas which is included in amounts billed to customers.

•	Storage gas inventory levels decreased $59.9 million from September 30, 2005 as volumes were withdrawn to satisfy sales demand during the winter heating season. These balances declined less than expected from September 30, 2005 due to warmer-than-normal weather during this period that resulted in lower withdrawals to satisfy customer requirements.

•	Accounts payable and accrued liabilities decreased $28.0 million, largely attributable to a decrease in the cost of the natural gas commodity since September 30, 2005.

•	A decline in customer deposits and advance payments used $16.1 million of cash in the first nine months of fiscal year 2006, primarily due to an $18.3 million refund of cash collateral held on behalf of an electricity supplier of WGEServices that emerged from bankruptcy and provided a different form of collateral (refer to the section entitled “Market Risk-Price Risk Related to Retail Energy-Marketing Operations” included herein). As of June 30, 2006, the Company held customer deposits, principally at the regulated utility, and reflected these deposits as current liabilities in the amount of $35.9 million. These deposits may be refunded to the depositor-customer at various times throughout the year based on the customer’s payment habits. At the same time, other customers make new deposits that enable the balance of customer deposits to remain relatively steady.
     Cash Flows Provided by Financing Activities
     Cash flows provided by financing activities totaled $1.0 million for the nine months ended June 30, 2006. Notes payable increased $49.1 million due to increased working capital requirements. This increase in notes payable was mostly offset by common stock dividend payments totaling $48.9 million. Additionally, during the first nine-months of fiscal year 2006, the Company refinanced $75.0 million of long-term debt with cash proceeds from the issuance of lower-cost, long-term debt (refer to the section entitled “Liquidity and Capital Resources-Long-Term Cash Requirements and Related Financing” included herein).
     Cash Flows Used in Investing Activities
     During the nine months ended June 30, 2006, cash flows used in investing activities totaled $116.3 million, $111.4 million of which were for capital expenditures made on behalf of the regulated utility.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Capital Expenditures
     The Company has revised its five-year capital expenditures budget from $815.2 million, as reported in its Annual Report on Form 10-K for the fiscal year ended September 30, 2005, to a revised total of $855.9 million to be expended during fiscal years 2006 through 2010. The revised projection reflects an increase in projected expenditures related to the construction of a new liquefied natural gas (LNG) storage facility, as further discussed below. The five-year revised projection also reflects a shift in expected capital expenditures related to the construction of the new LNG facility and a rehabilitation project in Prince George’s County, Maryland from fiscal years 2006 and 2007 to later fiscal years.
     The following table depicts the Company’s revised capital expenditures budget for fiscal years 2006 through 2010. This budget is presented by relevant categories of capital expenditures.
Projected Capital Expenditures

	Fiscal Year Ending September 30,
(In millions)	2006	2007	2008	2009	2010	Total

New business	$51.9	$55.9	$58.7	$61.6	$62.7	$290.8
Replacements
Rehabilitation project	48.8	44.5	42.5	—	—	135.8
Other	21.7	26.6	27.2	28.9	29.1	133.5
LNG storage facility	5.0	1.1	1.5	44.5	60.0	112.1
Other	38.4	33.2	37.2	30.9	44.0	183.7

Total-accrual basis (a)	$165.8	$161.3	$167.1	$165.9	$195.8	$855.9

(a)	Excludes Allowance for Funds Used During Construction. Includes capital expenditures accrued and capital expenditure adjustments recorded in the fiscal year.
     The 2006 to 2010 projected periods include $290.8 million for continued growth to serve new customers, and $269.3 million primarily related to the replacement and betterment of existing capacity. Projected expenditures in fiscal years 2006 through 2008 for replacements reflect a total of $135.8 million of costs in connection with a rehabilitation project in Prince George’s County, Maryland. For this project, $8.2 million was expended in fiscal year 2005, and up to $135.8 million may be expended between fiscal years 2006 through 2008, representing a total of $144.0 million. As explained in the section entitled “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments—Operating Issues in Prince George’s County, Maryland,” the amount that will be expended on this rehabilitation project could be reduced depending upon the outcome of procedures and testing being performed on facilities in a portion of Prince George’s County, Maryland.
     Projected expenditures also reflect $183.7 million of other expenditures, which include general plant. Additionally, the projected period contains capital expenditures to construct a necessary, new source of peak day capacity within the boundaries of the natural gas distribution system to support customer growth and pressure requirements on the entire natural gas distribution system. Specifically, these estimated expenditures are expected to be used to construct a one billion cubic foot LNG storage facility on the land used for former storage facilities by Washington Gas in Chillum, Maryland. This new storage facility is currently estimated to cost a total of $148.6 million, of which $112.1 million is included in the Projected Capital Expenditures table as costs that are expected to be incurred between fiscal years 2006 through 2010. The constructed facility is currently expected to be completed and in service by the 2011-2012 winter heating season. This represents a delay from the originally planned completion date, which was expected by the 2008-2009 winter heating season, due to zoning and other legal challenges. Until such time when these challenges are resolved and the LNG plant is built, Washington Gas has planned for alternative sources of supply to meet its peak day

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
requirements to serve its customers. These alternatives include the acquisition of additional interstate pipeline capacity, in combination with investments by Washington Gas to upgrade the infrastructure of the regulated utility’s transmission and distribution system. Capital expenditures related to the planned infrastructure improvements are expected to be completed by fiscal year 2011, and are reflected in the above table for the projected periods shown. Washington Gas believes this plan will provide for sufficient sources of natural gas to meet its customers’ peak day demand requirements until the new LNG storage facility is constructed and in service.
CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER COMMERCIAL COMMITMENTS
     Contractual Obligations
     WGL Holdings and Washington Gas have certain contractual obligations incurred in the normal course of business that require it to make fixed and determinable payments in the future. These commitments include long-term debt, lease obligations, unconditional purchase obligations for interstate pipeline transportation and storage capacity, and certain natural gas and electricity commodity commitments.
     Reference is made to the “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” section of Management’s Discussion in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, for a detailed discussion of these contractual obligations. Note 5 of the Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K includes a discussion of long-term debt, including debt maturities. Reference is made to Note 14 of the Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K that reflects information about the various contracts of Washington Gas and WGEServices. Additionally, refer to Note 13 of the Notes to Consolidated Financial Statements in this Form 10-Q.
     Financial Guarantees
     WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At June 30, 2006, these guarantees totaled $278.3 million. Termination of these guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings also issued guarantees totaling $5.0 million at June 30, 2006 that were made on behalf of certain of its non-utility subsidiaries associated with their banking transactions. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
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
     Also considered as potential contributing factors to the higher leak rate by Environ for the seals are the age of the couplings and the colder ground temperature during the winter. However, both the age of the couplings and the colder ground temperatures are common to couplings in other areas of Washington Gas’ service territory where leak patterns have not been observed like those in the affected area of Prince George’s County. Thus, in management’s opinion, the relevant change that explains the higher incidence of leaks in the affected area of Prince George’s County is the composition of the gas resulting from the introduction of gas from the Cove Point LNG terminal.
     Washington Gas has continued to evaluate the causes and possible solutions related to the higher leak rate in the seals discussed above. Data and analyses continue to confirm that changes in gas composition explain the higher leak rates. A report by another independent consultant, Polymer Solutions, Inc., dated September 27, 2005, discussed and confirmed that changing gas composition has a significant effect on coupling seal materials. A new report from Environ, dated April 10, 2006, concluded in its testing of full component mechanical couplings removed from Washington Gas’ distribution system within the affected area of Prince George’s County that the seals on the couplings will shrink and swell with the exposure to the change in levels of HHCs between domestic natural gas and vaporized LNG. Testing is continuing on coupling seal materials to attempt to determine optimum HHC injection rates necessary to maintain the integrity of the seals and return leak rates for the couplings to normal maintenance levels experienced before the introduction of gas coming from the Cove Point terminal.
     Given the increase in the number of natural gas leaks experienced in the affected area of Prince George’s County, Maryland in fiscal year 2005, Washington Gas announced in that year that it would replace gas service lines and rehabilitate gas mains that contain the applicable mechanical couplings in the affected area of the distribution system in Prince George’s County (the rehabilitation project) by the end of December 2007. The original estimate of the cost of the rehabilitation project is $144 million. This cost estimate could differ materially from the actual costs incurred for the work associated with this project. Washington Gas’ planned capital expenditures for fiscal years 2006 through 2008 reflect this cost estimate. As of July 31, 2006, Washington Gas had completed approximately 40 percent of the work related to the rehabilitation project.
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

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Washington Gas has examined potential approaches that will enable it to protect against the effect of the introduction of gas from the Cove Point LNG terminal on its distribution system in both the affected area of Prince George’s County and on other areas of its distribution system where additional volumes of gas from the Cove Point terminal may flow in the future as a result of the Federal Energy Regulatory Commission’s (FERC) June 16, 2006 order approving Dominion’s application to expand the capacity and output of the Cove Point terminal (see the section below entitled “Proposed Cove Point Expansion”). The original cost estimate of the $144 million rehabilitation project discussed above does not consider any costs that have been incurred to date or that will potentially be incurred associated with implementing any of these actions. Based upon the scientific evidence available to date, Washington Gas constructed the facilities necessary to inject HHCs into the gas stream at the gate station that exclusively receives gas from the Cove Point terminal and serves the affected area of Prince George’s County, Maryland where the increase in gas leaks has been observed. This facility became operational in January 2006 at a cost of approximately $3.2 million.
     Laboratory tests have shown that the injection of HHCs into the type of gas coming from the Cove Point terminal can be effective in re-swelling the seals in couplings and increasing their sealing force, thus reducing the propensity for the couplings to leak. Furthermore, since the injection facility became operational in January 2006, Washington Gas has been evaluating the effectiveness of this HHC injection process on the couplings under field conditions. As of July 31, 2006, testing had concluded that the HHCs being injected at this gate station remain in the gas stream and are carried throughout that portion of the distribution system where Washington Gas intends for them to flow.
     Washington Gas has observed a reduction in leak rates since the HHC injection facility became operational in January 2006. Given this observation, coupled with the results of the laboratory tests performed to date that support the effectiveness of the HHC injection process, management plans to reduce the level of work on the rehabilitation project through the 2006-2007 winter heating season, and anticipates that the overall scope and original $144 million cost estimate of this project may be reduced if the expected results materialize in the coming winter. Washington Gas will continue collecting and analyzing leak data in the affected area of Prince George’s County through the 2006-2007 winter heating season, and continue performing special leak surveys before drawing a definitive conclusion regarding the level of effectiveness of the injection process and the overall scope and cost estimate of the rehabilitation project that ultimately will be incurred. Until such time, Washington Gas will continue its rehabilitation efforts within the affected area in Prince George’s County at reduced levels, and will concurrently continue its gas conditioning initiative.
     Proposed Cove Point Expansion. In fiscal year 2005, Dominion (the applicant) requested authorization from the FERC to expand the capacity and output of its Cove Point LNG terminal. This expansion would result in a substantial increase of Cove Point gas introduced into the Washington Gas distribution system in areas that have distribution and service lines constructed of similar materials and in a similar manner to those in the affected area of Prince George’s County. This could increase the exposure of other areas within the Washington Gas distribution system to Cove Point gas that may be either minimally blended with domestic natural gas pipeline supply or completely unblended with any other gas, thereby potentially causing an increase in leaks on couplings in additional parts of the Washington Gas distribution system. To address this potential risk, Washington Gas has begun the planning necessary to construct two additional facilities to inject HHCs at gate stations in anticipation that more gas from the Cove Point terminal may begin flowing into the interconnected pipelines in fiscal year 2008 or thereafter. Washington Gas anticipates that the next gate station injection facility will be operational by the spring of 2007.
     The estimated cost of each of the additional HHC injection facilities will range from an estimated $3 million to $4 million. Washington Gas expects that the cost of these facilities should be includible

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
in the rate base upon which Washington Gas is allowed to earn an allowed rate of return. The estimated cost of these facilities does not include the cost of the purchase of HHCs. At June 30, 2006, Washington Gas had incurred $1.3 million of HHC purchasing costs, and had deferred $409,000 of these costs on the balance sheet for future recovery in rates. Currently, Washington Gas is collecting the cost of HHCs in its Purchased Gas Charge (PGC) provision in the District of Columbia from its sales customers, and will file a request with the PSC of DC to include the cost of HHCs in bills of marketers who serve delivery service customers in this jurisdiction. Washington Gas currently is not collecting the cost allocable to Virginia or Maryland customers associated with the purchase of HHCs. The regulatory bodies having jurisdiction over Washington Gas’ rates will determine the ultimate amount that is recoverable from customers for the cost of these HHCs (refer to the section entitled “Regulatory Matters” included herein).
     Washington Gas has not gathered enough evidence yet to conclude that the injection of HHCs into the gas distribution system will be completely effective in preventing additional leaks or retarding the rate at which additional leaks may occur in the gas distribution system if additional volumes from the Cove Point terminal are introduced. Washington Gas continues to gather and evaluate field and laboratory evidence about this gas conditioning initiative. Construction of these additional facilities may not be timely, permitted or feasible. If the facilities are constructed, the injection of additional HHCs may not be effective or only partially effective in preventing additional leaks on couplings in the gas distribution system. If the injection of HHCs into the gas distribution system is not effective or only partially effective in preventing additional leaks on couplings, Washington Gas will seek an acceptable and viable alternative to address this issue. If the planned actions of injecting HHCs are not successful or only partially effective in preventing additional leaks on couplings, and if the Company is not able to determine a satisfactory alternative solution on a timely basis, additional operating expenses and capital expenditures may be necessary to contend with the receipt of increased volumes of gas from the Cove Point LNG terminal into Washington Gas’ distribution system. These additional expenditures may not be recoverable or may not be recoverable on a timely enough basis from customers, or other parties. Therefore, these conditions could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.
     Notwithstanding Washington Gas’ current and potential future actions before its local regulatory commissions with respect to the recovery of costs related to the construction of the injection facilities and the purchase of HHCs, Washington Gas believes that any costs associated with the remediation related to the gas from the Cove Point LNG terminal should be the responsibility of the parties that are introducing gas from the Cove Point terminal into the interstate pipeline transmission system that is then introduced into the distribution system of Washington Gas. Therefore, as further discussed below, Washington Gas is pursuing certain remedies, and will pursue all remedies, it has before the FERC and other entities to assure that its customers are only paying their appropriate share of the costs of the remediation to maintain the safety of the Washington Gas distribution system. To the extent that Washington Gas receives approval and recovers costs from its retail customers for actions it has taken to maintain the safety and integrity of its distribution system, Washington Gas will apply any compensation received as a result of current or future actions before the FERC or against others, as an offset to future costs collected from retail customers.
     Request for FERC Action. In November 2005, Washington Gas requested the FERC to invoke its authority to require Dominion (applicant) to demonstrate that the increased volumes of the Cove Point gas would flow safely and reliably through the Washington Gas distribution system. Washington Gas specifically requested that the proposed expansion of the Cove Point LNG terminal be denied until the applicant has shown that the Cove Point gas is of such quality that it is fully interchangeable with the natural gas historically received by Washington Gas, and that gas coming from the Cove Point terminal will not cause harm to its customers or to the infrastructure of Washington Gas’ distribution system.

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     The FERC convened a procedural conference in February 2006 to receive information related to the issues raised by Washington Gas concerning the compatibility of gas from the Cove Point terminal and the safety of its distribution system should significantly larger volumes of gas from the Cove Point terminal flow into the interconnected interstate pipelines that serve Washington Gas. Washington Gas presented operational data and scientific evidence supporting Washington Gas’ assertions that the unblended re-vaporized LNG is the unique cause of the leaks. Washington Gas also provided the FERC with all data that Washington Gas had made available for Environ’s review.
     On June 16, 2006, the FERC issued an order authorizing the applicant’s request to expand the capacity and output of its Cove Point LNG terminal and, thereby, denying Washington Gas’ request to require the applicant to demonstrate the safety and reliability of the Cove Point gas flowing through the Washington Gas distribution system. Furthermore, the FERC stated that unblended re-vaporized LNG was not the cause of the leaks on the Washington Gas distribution system, but that Washington Gas’ use of hot tar as a corrosion protectant, coupled with an increase in the operating pressure of its system “were the principal causative factors” in the increased leaks.
     On July 17, 2006, Washington Gas filed a Request for Rehearing with the FERC to seek modification of the FERC’s June 16, 2006 order that authorized the Cove Point expansion. In its request, Washington Gas asserted, among other things, that its application of hot tar was an acceptable industry practice for corrosion protection when mechanical couplings were installed between the 1950s and 1970s, and that this practice was used throughout its service territory. The increase in leaks occurred only in the area that consistently receives Cove Point gas as its sole source of supply. Washington Gas further asserted that its operating pressure has remained constant in the affected area since the mid-1980s.
     Washington Gas is pursuing the rehearing because it believes that specific scientific evidence, points of law and potentially serious safety issues were not addressed by the FERC in its June 16, 2006 order on the Cove Point expansion. Washington Gas is one of several entities requesting such a rehearing. Filings by the PSC of MD and other organizations, such as KeySpan Corporation, state that the FERC order failed, in some way, to protect a wide range of consumers’ interests.
     Washington Gas is committed to the use of natural gas from the Cove Point terminal to satisfy the needs of its customers. Washington Gas is willing to work with Dominion Cove Point LNG, the shippers who bring LNG into the Cove Point terminal and the interstate pipelines that deliver gas to Washington Gas in order to achieve and implement an appropriate solution to the issue of gas interchangeability affecting its system. Washington Gas will continue taking steps to protect its system by conditioning gas from Cove Point, and by proceeding with its ongoing rehabilitation project in the affected portion of Prince George’s County.
     CREDIT RISK
     Regulated Utility Operations
     Certain suppliers that sell natural gas to Washington Gas have either relatively low credit ratings or are not rated by major credit rating agencies. In the event of a supplier’s failure to deliver contracted volumes of gas, Washington Gas may need to replace those volumes at prevailing market prices, which may be higher than the original transaction prices, and pass these costs through to its sales customers under the purchased gas cost adjustment mechanisms (refer to the section entitled “Market Risk—Price Risk Related to Regulated Utility Operations” included herein). To manage this supplier credit risk, Washington Gas screens suppliers’ creditworthiness and asks suppliers as

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
necessary for financial assurances including, but not limited to, letters of credit and parental guarantees. During times of rising natural gas prices, Washington Gas has requested and received increased levels of financial assurance from its suppliers.
     Washington Gas is also exposed to the risk of non-payment of utility bills by certain of its customers. To manage this customer credit risk, Washington Gas may require cash deposits from its high risk customers to cover payment of their bills. The deposits are held for varying periods of time, typically a minimum of one year and, as defined by regulatory tariffs, may be refunded if the customer makes satisfactory payments to Washington Gas during the holding period of the customer deposit. There are no restrictions on the regulated utility’s use of these customer deposits. Washington Gas pays interest to its customers on these deposits in accordance with the requirements of its regulatory commissions.
     Retail Energy-Marketing Operations
     Certain suppliers that sell natural gas or electricity to WGEServices have either relatively low credit ratings or are not rated by major credit rating agencies. Depending on the ability of these suppliers to deliver natural gas or electricity under existing contracts, WGEServices could be financially exposed for the difference between the price at which WGEServices has contracted to buy these commodities, and the replacement cost of these commodities that may need to be purchased. WGEServices has a wholesale supplier credit policy in place that is designed to mitigate wholesale credit risks through a requirement for credit enhancements. In accordance with this policy, WGEServices has obtained credit enhancements from certain of its suppliers. WGEServices continuously monitors the unsecured credit limits it will accept from certain suppliers or their guarantors.
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
     In order to mitigate commodity price risk for its firm customers, Washington Gas has specific regulatory approval in the District of Columbia, Maryland and Virginia to hedge transactions for a limited portion of its natural gas purchases. While the regulatory approval for Virginia is permanent, the regulatory approvals in the District of Columbia and Maryland are pursuant to pilot programs, and the Company is seeking to continue these programs. Pursuant to a pilot program, Washington Gas also has specific regulatory approval in Maryland to hedge the cost of natural gas purchased for storage injection. Additionally, the regulated utility purchases or sells natural gas under contracts that provide for volumetric variability. Certain of these contracts are required to be recorded at fair value (refer to Note 10 of the Notes to Consolidated Financial Statements—Derivative and Weather-Related Instruments for a discussion of the accounting for these derivative instruments).

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     As of June 30, 2006 and September 30, 2005, the Company’s variable gas purchase and sales contracts had a net fair value loss of $2.2 million and a net fair value gain of $18.2 million, respectively. Of the June 30, 2006 net fair value loss, $4.0 million represented a fair value loss that was recorded on the balance sheet as a payable, with a corresponding amount recorded as a regulatory asset. This was partially offset by a $1.8 million fair value gain that was recorded as a receivable, with a corresponding $1.7 million recorded as a regulatory liability and $134,000 recorded in income for the three and nine months ended June 30, 2006. Of the September 30, 2005 net fair value gain, $19.9 million represented a fair value gain that was recorded on the balance sheet as a receivable, with a corresponding amount recorded as a regulatory liability. This was partially offset by a $1.7 million fair value loss that was recorded on the balance sheet as a payable, with a corresponding amount recorded as a regulatory asset.
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
     Natural Gas
     WGEServices faces risk in that approximately 60 percent of its annual natural gas sales volumes are subject to variations in customer demand caused by fluctuations in weather. Purchases of natural gas to fulfill retail sales commitments are made generally under fixed-volume contracts that are based on normal weather assumptions. If there is a significant deviation from normal weather that causes purchase commitments to differ significantly from sales levels, WGEServices may be required to buy incremental natural gas or sell excess natural gas at prices that negatively impact gross margins. WGEServices manages this volumetric risk by using storage gas inventory and peaking services offered to marketers by the regulated utilities that provide delivery service for WGEServices’ customers. WGEServices may also manage price risk through the use of derivative instruments. At June 30, 2006, these derivative instruments were recorded on the Company’s consolidated balance sheets at a net fair value gain of $340,000. This amount was comprised of a $718,000 fair value gain that was recorded as a receivable and a $378,000 fair value loss that was recorded as a payable. At September 30, 2005, the Company’s consolidated balance sheets reflected a fair value gain of $5.4 million related to these derivative instruments that was recorded as a receivable. In connection with these derivative instruments, WGEServices recorded a gain of $340,000 (pre-tax) and a loss of $4.5 million (pre-tax) for the three and nine months ended June 30, 2006, respectively. WGEServices recorded losses of $233,000 (pre-tax) and $876,000 (pre-tax) for the three and nine months ended June 30, 2005, respectively.
     As of June 30, 2006, WGEServices also had variable retail sales contracts that provide customers flexibility on the price and volumes of natural gas being sold. These contracts were accounted for as derivative instruments. These derivative instruments had a net fair value gain of $321,000 at June 30,

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
2006 that was recorded as a receivable. In connection with these derivative instruments, WGEServices recorded a pre-tax gain of $321,000 for both the three and nine months ended June 30, 2006.
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
     To the extent WGEServices is not able to match its customer requirements relatively closely with its supply purchases, it is exposed to electricity commodity price risk on the unmatched portion of its portfolio. WGEServices’ electric business also is exposed to fluctuations in weather. Its purchases generally are made under fixed-volume contracts that are based on certain weather assumptions. If there are significant deviations in weather from these assumptions, WGEServices could be exposed to hourly price and volume risk that can negatively impact gross margins. At June 30, 2006 and September 30, 2005, 98 percent and 44 percent, respectively, of the WGEServices electric supply portfolio was provided under non-full requirements contracts.
     Full Requirements Supply. For a small percentage of its electricity supply, WGEServices limits its volumetric and price risks by purchasing full requirements services from its wholesale electricity suppliers under master purchase and sale agreements, including electric energy, capacity and certain ancillary services, for resale to retail electric customers. WGEServices’ full requirements wholesale suppliers assume the risk for any volume and price risks associated with sales made by WGEServices. WGEServices’ principal supplier of full requirements electricity is Mirant Energy Trading LLC (MET), a wholly owned subsidiary of Mirant Corporation (Mirant).
     On July 14, 2003, Mirant and substantially all of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. MET (formerly known as Mirant Americas Energy Trading L.P.) was included in these bankruptcy filings through its predecessor. On January 3, 2006, Mirant and its subsidiaries emerged from bankruptcy. WGEServices and MET have a contract including provisions that allow WGEServices to net payables to MET against any damages that may result from default on the part of MET, and allow WGEServices to request collateral under certain situations. At September 30, 2005, WGEServices held cash deposits as collateral totaling $18.3 million related to supplier risks for electric purchase transactions under this contract. This cash collateral was refunded in the second quarter of fiscal year 2006 when market conditions reduced the collateral requirement. As of June 30, 2006, WGEServices held a small letter of credit as collateral.
     In addition to MET, WGEServices has separate master purchase and sale agreements under which it purchases full requirements services from other wholesale electricity suppliers. These electric suppliers either have investment grade credit ratings or provide guarantees from companies with investment grade credit ratings.
     Value-At-Risk
     WGEServices measures the market risk of its energy commodity portfolio and employs risk management control mechanisms to measure and determine mitigating steps related to market risk, including the determination and review of value-at-risk. Value-at-risk is an estimate of the maximum

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95 percent confidence interval for a one-day holding period, WGEServices’ value-at-risk at June 30, 2006 was approximately $563,000 and $507,000 related to its natural gas and electric portfolios, respectively.
     Weather Risk
     The Company is exposed to various forms of weather risk in both its regulated utility and unregulated businesses. For the regulated utility, a large portion of the Company’s revenues is volume driven and its current rates are based upon an assumption of normal weather. Variations from normal weather will cause the Company’s earnings to increase or decrease, depending on the weather pattern. Prior to October 1, 2005, the Company managed weather risk for all jurisdictions of the regulated utility with a weather insurance policy. As discussed below, Washington Gas obtained ratemaking provisions in Maryland that are designed to moderate the volatility of its revenues and customers’ monthly bills due to variations in usage from factors such as weather and conservation. Washington Gas does not have similar ratemaking provisions in the District of Columbia or Virginia. Therefore, Washington Gas has relied on a weather insurance policy and a weather derivative, respectively, that are designed to provide full protection from the negative financial effects of warmer-than-normal weather in these jurisdictions, as discussed below. During the three and nine months ended June 30, 2006, Washington Gas recorded after-tax accrued benefits, net of premium costs, of $928,000 and $2.9 million, respectively, related to both its weather insurance in the District of Columbia and weather derivative in Virginia. This compares to $206,000 and $2.6 million of after-tax premium expense recorded during the three and nine months ended June 30, 2005, respectively, related to the weather insurance policy that was designed to provide 50 percent protection from the effects of warmer-than-normal weather in the District of Columbia, Maryland and Virginia.
     The financial results of the Company’s non-regulated energy-marketing business, WGEServices, are also affected by variations from normal weather in the winter relating to its natural gas sales, and in the summer relating to its electricity sales. WGEServices manages its weather risk related to its natural gas sales with, among other things, weather hedges, which are also discussed below in the section entitled “HDD Derivatives.”
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
     Weather Insurance. Prior to October 1, 2005, Washington Gas maintained a weather insurance policy covering all of its jurisdictions designed to cover 50 percent of the impact of warmer-than-normal weather on its financial results. The policy had a five-year term that expired on September 30, 2005. Effective October 1, 2005, Washington Gas purchased a new weather insurance policy designed to provide full protection from its exposure to warmer-than-normal weather in the District of Columbia. The new policy has a three-year term that expires on September 30, 2008.
     The new policy covers Washington Gas’ estimated net revenue exposure in the District of Columbia to variations in HDDs, subject to a maximum annual payment to Washington Gas of $6.55 million (pre-tax) and cumulative maximum payments of $13.10 million (pre-tax) over the three-year policy period. Pre-tax income is provided in the amount of $12,600 for each HDD warmer-than-

WGL Holdings, Inc.
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
normal during each fiscal year subject to the limitations previously described. Other than the cost of the insurance, Washington Gas pays nothing if weather is colder than normal. The policy’s pre-tax average annual expense will be $1.87 million for fiscal years 2006 through 2008. This pre-tax expense is amortized based on the pattern of normal HDDs over the three-year policy period. No portion of the cost or benefit of this policy is considered in the regulatory process. Washington Gas derived an accrued benefit, net of amortization expense of the related insurance premium, totaling $234,000 (after-tax) and $177,000 (after-tax) for the three and nine months ended June 30, 2006, respectively, related to the new insurance policy in the District of Columbia.
     HDD Derivatives. On December 8, 2005, Washington Gas purchased an HDD derivative designed to provide full protection from warmer-than-normal weather in Virginia, providing Washington Gas with $24,600 for every HDD below 2,833 during the period December 18, 2005 through May 31, 2006. This derivative expired on May 31, 2006. In June 2006, Washington Gas received $6.2 million relating to this derivative. The pre-tax expense of this derivative of $1.7 million was amortized over the pattern of normal HDDs over the 5 1/2-month term of the weather derivative. Washington Gas derived an accrued benefit, net of amortization expense of the related premium, totaling $694,000 (after-tax) and $2.7 million (after-tax) related to the weather derivative for the three and nine months ended June 30, 2006, respectively.
     WGEServices utilizes HDD derivatives for managing weather risks related to its natural gas sales, and also for its program that allows customers to pay a fixed amount for their gas requirements regardless of the amount of gas consumed. These hedges cover a portion of WGEServices’ estimated net revenue exposure to variations in HDDs. For the three and nine months ended June 30, 2006, the Company recorded, net of premium costs, a pre-tax loss of $47,000 and $2.1 million, respectively, related to these hedges. For the three and nine months ended June 30, 2005, the Company recorded, including premium costs, a pre-tax gain of $47,000 and a pre-tax loss of $202,000, respectively, related to these hedges.
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
     Refer to the section entitled “Liquidity and Capital Resources — Long-Term Cash Requirements and Related Financing” included herein for a further discussion of the debt transactions related to these derivatives. Also refer to Note 10 of the Notes to Consolidated Financial Statements—Derivative and Weather-Related Instruments for a further discussion of the accounting for these derivatives transactions.

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
     RESULTS OF OPERATIONS – Three Months Ended June 30, 2006 vs. June 30, 2005
     Summary Results
     Washington Gas reported a seasonal net loss applicable to common stock of $6.9 million for the three months ended June 30, 2006, as compared to $11.0 million reported for the same three months of the prior fiscal year.
     Utility Net Revenues
     Utility net revenues for Washington Gas were $86.9 million for the three months ended June 30, 2006, as compared to net revenues of $88.1 million for the same three-month period in fiscal year 2005. Net revenues were primarily affected by lower natural gas deliveries to firm customers during the third quarter of fiscal year 2006 that were attributable, in part, to the lower consumption of natural gas by customers due to factors other than weather, such as customer conservation. Although the decline in natural gas deliveries also was attributable to warmer weather in the 2006 third quarter in relation to the same quarter of the prior fiscal year, weather had a negligible effect on operating results for both quarters ended June 30, 2006 and 2005. Favorably affecting utility net revenues during the 2006 third quarter was the addition of 21,926 active customer meters since the end of the same quarter of the prior fiscal year, and $1.5 million (pre-tax) of increased earnings from greater carrying costs on a higher balance of storage gas inventory that was the result of both higher natural gas prices and volumes.
     Key gas delivery, weather and meter statistics are shown in the table below for the three months ended June 30, 2006 and 2005.

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
Gas Deliveries, Weather and Meter Statistics

	Three Months Ended			Percent
	June 30,			Increase
	2006	2005	Variance	(Decrease)

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	86,660	104,036	(17,376)	(16.7)
Gas Delivered for Others	59,458	63,562	(4,104)	(6.5)

Total Firm	146,118	167,598	(21,480)	(12.8)

Interruptible
Gas Sold and Delivered	1,511	1,771	(260)	(14.7)
Gas Delivered for Others	48,912	53,061	(4,149)	(7.8)

Total Interruptible	50,423	54,832	(4,409)	(8.0)

Electric Generation—Delivered for Others	21,916	16,370	5,546	33.9

Total Deliveries	218,457	238,800	(20,343)	(8.5)

Degree Days
Actual	255	365	(110)	(30.1)
Normal	306	306	—	—
Percent Colder (Warmer) Than Normal	(16.7)%	19.3%	n/a	n/a
Active Customer Meters (end of period)	1,032,198	1,010,272	21,926	2.2
New Customer Meters Added	5,308	5,637	(329)	(5.8)

     Gas Service to Firm Customers. The level of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. The regulated utility’s rates are based on normal weather. The tariffs in the Maryland jurisdiction also include the effects of the RNA mechanism that was implemented in Maryland on October 1, 2005 upon approval by the PSC of MD (refer to the section entitled “Regulatory Matters” included herein). The tariffs for the remaining two jurisdictions in which the regulated utility operates do not have a weather normalization mechanism (refer to the section entitled “Weather Risk” included herein). Nonetheless, declining block rates in the regulated utility’s Virginia jurisdiction, and the existence of a fixed demand charge in all jurisdictions to collect a portion of revenues, reduces the effect that variations from normal weather have on net revenues.
     During the quarter ended June 30, 2006, total gas deliveries to firm customers declined 21.5 million therms, or 12.8 percent, to 146.1 million therms delivered during the third quarter of fiscal year 2006. This comparison reflects, in part, lower natural gas consumption by customers due to factors other than weather, such as customer conservation. The decline in natural gas deliveries also reflects 30.1 percent warmer weather during the 2006 third quarter in relation to the same quarter of the prior fiscal year.
     Many customers choose to buy the natural gas commodity from unregulated third-party marketers, rather than purchase the natural gas commodity and delivery service from Washington Gas on a “bundled” basis. Gas delivered to firm customers but purchased from unregulated third-party marketers represented 40.7 percent of total firm therms delivered during the quarter ended June 30, 2006, compared to 37.9 percent delivered during the quarter ended June 30, 2005. On a per unit basis, Washington Gas earns the same net revenues from delivering gas for others as it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from Washington Gas. Therefore, the regulated utility does not experience any loss in net revenues when customers choose to purchase the natural gas commodity from a third-party marketer.

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers decreased by 4.4 million therms, or 8.0 percent, during the third quarter of fiscal year 2006 when compared to the same quarter last year, primarily due to customers’ use of alternative fuels because of higher natural gas prices and warmer weather.
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
     Gas Service for Electric Generation. Washington Gas sells and/or delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the quarter ended June 30, 2006, deliveries to these customers increased 33.9 percent to 21.9 million therms, as compared to the same quarter of fiscal year 2005, reflecting the increased use by these customers of natural gas rather than alternative fuels. Washington Gas shares a significant majority of the margins earned from gas deliveries to these customers with firm customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.
     Utility Operating Expenses
     Operation and Maintenance Expenses. Operation and maintenance expenses of $58.3 million (pre-tax) for the three months ended June 30, 2006 were $4.2 million lower than the same period in the prior fiscal year. Principally contributing to the decrease in these expenses was a $2.0 million reduction in group insurance costs, $760,000 of reduced gas transportation and engineering related costs, $117,000 of reduced expenses for uncollectible accounts, and other miscellaneous items.
     Depreciation and Amortization. Depreciation and amortization expense was $23.0 million (pre-tax) for the third quarter of fiscal year 2006, an increase of $539,000, or 2.4 percent, over the same quarter of the prior fiscal year. This increase primarily reflects increased investment in property, plant and equipment.
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

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     RESULTS OF OPERATIONS – Nine Months Ended June 30, 2006 vs. June 30, 2005
     Summary Results
     For the first nine months of fiscal year 2006, Washington Gas reported net income applicable to common stock of $97.6 million, as compared to net income of $103.6 million for the same period of the prior fiscal year.
     Utility Net Revenues
     Utility net revenues for Washington Gas were $471.5 million for the nine months ended June 30, 2006, as compared to net revenues of $478.3 million for the corresponding period in the prior fiscal year. Net revenues primarily reflect lower natural gas deliveries to firm customers due to warmer weather in the 2006 nine-month period than the same period of the prior fiscal year, as well as lower consumption of natural gas by customers due to factors other than weather, such as customer conservation. Mitigating the financial effects of warmer weather and lower consumption of natural gas were: (i) the regulated utility’s application of the Maryland RNA and other weather protection strategies; (ii) the addition of 21,926 active customer meters since the end of the same quarter of the prior fiscal year and (iii) $6.6 million (pre-tax) of increased earnings from greater carrying costs on a higher balance of storage gas inventory that was the result of both higher natural gas prices and volumes. Utility net revenues for the first nine months of the current fiscal year also reflect a charge of $4.6 million (pre-tax) recorded in the second quarter of fiscal year 2006 related to a proposed Maryland regulatory order that recommends the disallowance of certain natural gas costs incurred by the regulated utility in a prior fiscal year (refer to the section entitled “Regulatory Matters” included herein).
     Key gas delivery, weather and meter statistics are shown in the table below for the nine months ended June 30, 2006 and 2005.
Gas Deliveries, Weather and Meter Statistics

	Nine Months Ended			Percent
	June 30,			Increase
	2006	2005	Variance	(Decrease)

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	745,459	793,108	(47,649)	(6.0)
Gas Delivered for Others	358,492	395,947	(37,455)	(9.5)

Total Firm	1,103,951	1,189,055	(85,104)	(7.2)

Interruptible
Gas Sold and Delivered	4,781	6,340	(1,559)	(24.6)
Gas Delivered for Others	207,064	230,501	(23,437)	(10.2)

Total Interruptible	211,845	236,841	(24,996)	(10.6)

Electric Generation—Delivered for Others	47,775	34,879	12,896	37.0

Total Deliveries	1,363,571	1,460,775	(97,204)	(6.7)

Degree Days
Actual	3,688	4,018	(330)	(8.2)
Normal	3,791	3,782	9	0.2
Percent Colder (Warmer) Than Normal	(2.7)%	6.2%	n/a	n/a
Active Customer Meters (end of period)	1,032,198	1,010,272	21,926	2.2
New Customer Meters Added	19,359	19,936	(577)	(2.9)

     Gas Service to Firm Customers. During the nine months ended June 30, 2006, natural gas deliveries to firm customers were 1.104 billion therms, a decrease of 85.1 million therms, or 7.2

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
percent, in deliveries from the same period last year. This comparison primarily reflects 8.2 percent warmer weather in the 2006 year-to-date period than the comparable period of the prior year, as well as lower natural gas consumption by customers due to factors other than weather, such as customer conservation. Weather for the nine months ended June 30, 2006 was 2.7 percent warmer than normal, as compared to 6.2 percent colder than normal for the same period last year. The regulated utility’s application, in the current fiscal year, of its RNA in Maryland, weather insurance in the District of Columbia and the weather derivative in Virginia eliminated substantially all of the negative financial effects of warmer-than-normal weather during the nine months ended June 30, 2006. Additionally, the Maryland RNA mitigated the effects of lower non-weather related natural gas consumption that occurred in Maryland during the 2006 year-to-date period. Deliveries to Maryland customers represent approximately 40 percent of all therms delivered by the regulated utility.
     Gas Service to Interruptible Customers. Therm deliveries to interruptible customers decreased 10.6 percent during the first nine months of fiscal year 2006 compared to the same period last fiscal year, primarily due to customers’ use of alternative fuels because of higher natural gas prices and warmer weather.
     Gas Service for Electric Generation. During the first nine months of fiscal year 2006, deliveries to the two electric generation facilities in Maryland increased 37.0 percent to 47.8 million therms, primarily reflecting the increased use by these customers of natural gas rather than alternative fuels.
     Utility Operating Expenses
     Operation and Maintenance Expenses. Operation and maintenance expenses increased $6.9 million (pre-tax) for the first nine months of fiscal year 2006 when compared to the same period in the prior fiscal year. Principally contributing to this increase was $3.2 million of higher expenses for uncollectible accounts, $2.4 million of increased expenses associated with information technology projects, and $1.9 million of increased labor and labor-related costs. This increase was partially offset by $1.4 million of lower employee benefit costs primarily due to reductions in group insurance and other post-retirement benefit costs.
     Depreciation and Amortization. Depreciation and amortization expense was $68.7 million (pre-tax) for the first nine months of fiscal year 2006, an increase of $3.0 million over the corresponding period of the prior fiscal year. This increase is attributable, in part, to a reversal in the nine months ended June 30, 2005 of $1.0 million of depreciation expense that was previously recorded in fiscal year 2004 related to the performance of an earnings test required by a December 18, 2003 Final Order by the State Corporate Commission of Virginia (SCC of VA). The remainder of the year-over-year increase reflects increased investment in property, plant and equipment.
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

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
The Stipulation also requested approval by the PSC of MD of an RNA mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels, and other factors such as conservation. The Stipulation also allows for the impact of the RNA on Washington Gas’ risk and rate of return to be evaluated in the next rate case. The RNA became effective on October 1, 2005. Washington Gas’ net income for the three and nine months ended June 30, 2006 reflects the effect of the RNA.
     Washington Gas underwent a routine review of its gas costs that were billed to customers in Maryland from September 2003 through August 2004. Each year, the PSC of MD reviews the annual gas costs collected from customers to determine if Washington Gas’ purchased gas costs are not justified because: (1) Washington Gas failed to show that the charges were based solely on increased costs of natural gas; (2) Washington Gas failed to follow competitive practices in purchasing natural gas; or (3) Washington Gas failed to show that its practices in procuring and purchasing natural gas were reasonable. On March 14, 2006, a Hearing Examiner of the PSC of MD issued a proposed order approving purchased gas charges of Washington Gas for the twelve-month period ending August 2004, except for $4.6 million of such charges that the Hearing Examiner recommended be disallowed because, in the opinion of the Hearing Examiner, they were not reasonably and prudently incurred. Washington Gas filed a Notice of Appeal on April 12, 2006 and a Memorandum on Appeal on April 21, 2006 with the PSC of MD, asserting that the Hearing Examiner’s recommendation is without merit. Washington Gas filed a reply memorandum on May 11, 2006. After consideration of these issues, Washington Gas expects the PSC of MD to issue a Final Order. During the quarter ended March 31, 2006, Washington Gas accrued a liability of $4.6 million (pre-tax) related to the proposed disallowance of these purchased gas charges. If the PSC of MD rules in Washington Gas’ favor, the liability recorded in the second fiscal quarter of 2006 for this issue will be reversed.
     In March 2006, Washington Gas began recovering the cost of HHCs injected into its natural gas distribution system from Maryland sales customers through the PGC provision. On April 28, 2006, Washington Gas filed an application with the PSC of MD requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the regulated utility to recover the cost of HHCs from its delivery service customers, as well as from its sales customers. On June 27, 2006, the PSC of MD issued an order that rejected Washington Gas’ proposed tariff revisions, and ordered an evidentiary hearing to assess the efficacy of the HHC injections in addressing existing leaks or in preventing additional leaks on Washington Gas’ distribution system (refer to “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments — Operating Issues in Prince George’s County, Maryland”). Additionally, the PSC of MD order directed Washington Gas to cease recovering HHC costs being recovered through the PGC provision, and to record costs that will be incurred in the future in a “pending” account for future regulatory disposition following the conclusion of the evidentiary hearing. The PSC of MD also indicated that the disposition of HHC costs collected previously through the PGC provision will be determined in the course of the evidentiary hearing. At June 30, 2006, Washington Gas had recorded $409,000 of such HHC costs as a regulatory asset to be recovered from customers.
     Virginia Jurisdiction
     On December 18, 2003, the SCC of VA issued a Final Order in response to an application filed by Washington Gas on June 14, 2002 to increase annual revenues in Virginia. In connection with this Final Order, the SCC of VA ordered Washington Gas to reduce its rate base related to net utility plant by $28 million, which is net of accumulated deferred income taxes of $14 million, and to establish an equivalent regulatory asset that Washington Gas has done for regulatory accounting purposes only. This regulatory asset represents the difference between the accumulated reserve for depreciation

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
recorded on the books of Washington Gas and a theoretical reserve that was derived by the Staff of the SCC of VA (VA Staff) as part of its review of Washington Gas’ depreciation rates, less accumulated deferred income taxes. This regulatory asset is being amortized, for regulatory accounting purposes only, as a component of depreciation expense over 32 years pursuant to the Final Order. The SCC of VA provided for both a return on, and a return of, this regulatory asset established for regulatory accounting purposes.
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
     On October 19, 2005, the VA Staff filed a report with the SCC of VA in connection with Washington Gas’ earnings test for the twelve-month period ended December 31, 2004. The VA Staff’s report concluded that Washington Gas did not earn in excess of its allowed return on equity during this period, and recommended that Washington Gas not be required to record any additional depreciation expense related to its earnings for the twelve-month period ended December 31, 2004. On November 28, 2005, the SCC of VA issued a Final Order that concurred with the VA Staff’s recommendation. On April 28, 2006, Washington Gas filed an earnings test for the twelve months ended December 31, 2005. The regulated utility’s filing, which is subject to review by the applicable parties within the SCC of VA, indicated that Washington Gas had not earned in excess of its allowed return on equity during the period of the earnings test.
     OTHER MATTERS
     Ratification of Labor Contract
     On January 4, 2006, the Office and Professional Employees International Union, Local No. 2 (A.F.L.-C.I.O.) (Local 2), ratified a thirty-nine month labor contract with Washington Gas effective on January 1, 2006. This contract covers approximately 290 employees, and replaced a previous collective bargaining agreement that was scheduled to expire on March 31, 2006. The provisions of the new labor contract include, among other things: (i) general wage increases of 2.75 percent, 3.0 percent and 3.5 percent effective on January 1, 2006, April 1, 2007 and April 1, 2008, respectively; (ii)

Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (concluded)
increases in employee medical benefit contributions by employees; (iii) enhanced pension benefit-funding formulas for Local 2 employees who retire from service beginning January 1, 2007 and (iv) employment security for Local 2 employees hired on or before April 1, 1995.
     Potential Business Outsourcing
     On July 11, 2006, the management of Washington Gas informed its employees that the regulated utility will pursue an exploratory step for possible business outsourcing portions of certain business functions by developing and issuing Requests for Proposals (RFPs) to potential service providers. This action is consistent with the Company’s strategic objective of achieving improvements in the performance of its regulated utility business, and is based on its commitment to provide safe, reliable gas delivery service to customers at a reasonable cost. The issuance of an RFP does not commit Washington Gas to outsource any functions, and follow-up action will be determined after completing a thorough evaluation of the proposals. However, if Washington Gas does ultimately outsource certain functions, it will do so with the intent of providing improved performance and reducing certain expenses. The timing and amount of any expense savings that may be realized, and any costs that are incurred to achieve those savings if outsourcing occurs, can not be determined at this time.

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
ITEM 4. CONTROLS AND PROCEDURES

     Senior management, including the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ and Washington Gas’ disclosure controls and procedures as of June 30, 2006. Based on this evaluation process, the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that WGL Holdings’ and Washington Gas’ disclosure controls and procedures are effective. During the quarter ended June 30, 2006, the Company implemented accounting systems that were either newly developed or upgraded. These accounting systems included a newly developed fixed asset accounting system, and an upgraded general ledger system. Certain new accounting processes and controls were implemented during the quarter ended June 30, 2006 to support the newly developed and upgraded systems. These new systems and supporting processes and controls were used to record and report the Company’s consolidated financial results as of and for the three and nine months ended June 30, 2006. The implementation of the new accounting systems in the quarter ended June 30, 2006 materially affected WGL Holdings’ and Washington Gas’ internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Except for the new accounting systems described herein, there have been no changes during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, WGL Holdings’ and Washington Gas’ internal control over financial reporting. As required by the Sarbanes-Oxley Act, the processes and controls that are part of these new information systems will be tested and evaluated during the remainder of fiscal year 2006 as part of the Company’s Sarbanes-Oxley Section 404 compliance requirements.

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

WGL HOLDINGS, INC.

and

WASHINGTON GAS LIGHT COMPANY
(Co-Registrants)

Date: August 9, 2006	/s/ Mark P. O’Flynn
Mark P. O’Flynn
Controller
(Principal Accounting Officer)