Form 10-Q
period 2006-12-31
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2007-02-09
CIK 104819, 1103601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2006
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	Exact name of registrant as specified in its charter and principal office address and telephone number	State of Incorporation	I.R.S. Employer Identification No.
1-16163	WGL Holdings, Inc. 101 Constitution Ave., N.W. Washington, D.C. 20080 (703) 750-2000	Virginia	52-2210912
0-49807	Washington Gas Light Company 101 Constitution Ave., N.W. Washington, D.C. 20080 (703) 750-4440	District of Columbia and Virginia	53-0162882

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     WGL Holdings, Inc.                                 Large Accelerated Filer ☑      Accelerated Filer ☐      Non-Accelerated Filer ☐
     Washington Gas Light Company            Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☑
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.
WGL Holdings, Inc. common stock, no par value, outstanding as of January 31, 2007: 49,141,163 shares.
All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of January 31, 2007.

WGL Holdings, Inc.
Washington Gas Light Company
For the Quarter Ended December 31, 2006

i

WGL Holdings, Inc.
Washington Gas Light Company
INTRODUCTION

     FILING FORMAT
     This Quarterly Report on Form 10-Q is a combined report being filed by two separate registrants: WGL Holdings, Inc. (WGL Holdings) and Washington Gas Light Company (Washington Gas). Except where the content clearly indicates otherwise, any reference in the report to “WGL Holdings,” “we,” “us” or “our” is to the holding company or the consolidated entity of WGL Holdings and all of its subsidiaries, including Washington Gas which is a distinct registrant that is a wholly owned subsidiary of WGL Holdings.
     Part I — Financial Information in this Quarterly Report on Form 10-Q includes separate financial statements (i.e. balance sheets, statements of income and statements of cash flows) for WGL Holdings and Washington Gas. Also included are the Notes to Consolidated Financial Statements that are presented on a combined basis for both WGL Holdings and Washington Gas.
     SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
     Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans” and similar expressions, or future or conditional verbs such as “will,” “should,” “would” and “could.” Although the registrants, WGL Holdings and Washington Gas, believe such forward-looking statements are based on reasonable assumptions, they cannot give assurance that every objective will be achieved. Forward-looking statements speak only as of today, and the registrants assume no duty to update them. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:
•	the level and rate at which costs and expenses are incurred and the extent to which they are allowed to be recovered from customers through the regulatory process in connection with constructing, operating and maintaining Washington Gas’ natural gas distribution system;

•	the ability to implement successful approaches to modify the current or future composition of gas delivered to customers or to remediate the effects of the current or future composition of gas delivered to customers, as a result of the introduction of gas from the Cove Point facility to Washington Gas’ natural gas distribution system;

•	the ability to recover the costs of implementing steps to accommodate delivery of natural gas to customers as a result of the receipt of gas from the Cove Point facility;

•	variations in weather conditions from normal levels;

•	the availability of natural gas supply and interstate pipeline transportation and storage capacity;

•	the ability of natural gas producers, pipeline gatherers and natural gas processors to deliver natural gas into interstate pipelines for delivery by those interstate pipelines to the entrance points of Washington Gas’ natural gas distribution system as a result of factors beyond our control;

•	changes in economic, competitive, political and regulatory conditions and developments;

ii

WGL Holdings, Inc.
Washington Gas Light Company

•	changes in capital and energy commodity market conditions;

•	changes in credit ratings of debt securities of WGL Holdings or Washington Gas that may affect access to capital or the cost of debt;

•	changes in credit market conditions and creditworthiness of customers and suppliers;

•	changes in relevant laws and regulations, including tax, environmental and employment laws and regulations;

•	legislative, regulatory and judicial mandates or decisions affecting business operations or the timing of recovery of costs and expenses;

•	the timing and success of business and product development efforts and technological improvements;

•	the pace of deregulation efforts and the availability of other competitive alternatives to our products and services;

•	changes in accounting principles;

•	acts of God and terrorist activities and

•	other uncertainties.
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

iii

WGL Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements

	December 31,	September 30,
(In thousands)	2006	2006

ASSETS
Property, Plant and Equipment
At original cost	$2,980,595	$2,949,951
Accumulated depreciation and amortization	(893,263)	(882,056)

Net property, plant and equipment	2,087,332	2,067,895

Current Assets
Cash and cash equivalents	12,224	4,350
Receivables
Accounts receivable	307,062	154,243
Gas costs and other regulatory assets	15,693	14,609
Unbilled revenues	164,409	46,557
Allowance for doubtful accounts	(13,488)	(17,676)

Net receivables	473,676	197,733

Materials and supplies—principally at average cost	17,825	18,302
Storage gas — at cost (first-in, first-out)	252,909	296,061
Deferred income taxes	9,812	11,360
Other prepayments—principally taxes	22,834	12,208
Other	21,791	22,008

Total current assets	811,071	562,022

Deferred Charges and Other Assets
Regulatory assets
Gas costs	95,089	11,950
Other	65,531	65,330
Prepaid qualified pension benefits	75,395	76,245
Other	5,984	7,964

Total deferred charges and other assets	241,999	161,489

Total Assets	$3,140,402	$2,791,406

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$959,128	$921,807
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	605,073	576,139

Total capitalization	1,592,374	1,526,119

Current Liabilities
Current maturities of long-term debt	31,075	60,994
Notes payable	246,614	177,376
Accounts payable and other accrued liabilities	313,075	201,401
Wages payable	15,270	13,761
Accrued interest	13,302	3,298
Dividends declared	16,911	16,826
Customer deposits and advance payments	57,003	49,595
Gas costs and other regulatory liabilities	71,946	14,212
Accrued taxes	16,396	8,963
Other	23,526	14,416

Total current liabilities	805,118	560,842

Deferred Credits
Unamortized investment tax credits	12,927	13,151
Deferred income taxes	328,343	295,718
Accrued pensions and benefits	43,992	44,173
Asset retirement obligations	28,208	27,362
Regulatory liabilities
Accrued asset removal costs	271,824	268,922
Other	17,108	17,235
Other	40,508	37,884

Total deferred credits	742,910	704,445

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$3,140,402	$2,791,406

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended
	December 31,

(In thousands, except per share data)	2006	2005

OPERATING REVENUES
Utility	$431,021	$601,337
Non-utility	301,941	301,610

Total Operating Revenues	732,962	902,947

OPERATING EXPENSES
Utility cost of gas	248,676	406,586
Non-utility cost of energy-related sales	289,843	293,516
Operation and maintenance	62,605	65,729
Depreciation and amortization	18,640	23,046
General taxes and other assessments	25,446	28,597

Total Operating Expenses	645,210	817,474

OPERATING INCOME	87,752	85,473
Other Income (Expenses)—Net	(172)	300
Interest Expense
Interest on long-term debt	10,008	10,222
Other—net	3,204	1,760

Total Interest Expense	13,212	11,982
Dividends on Washington Gas preferred stock	330	330

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	74,038	73,461
INCOME TAXES	28,940	28,209

INCOME FROM CONTINUING OPERATIONS	45,098	45,252
Loss from discontinued operations, net of income tax benefit	—	(866)

NET INCOME APPLICABLE TO COMMON STOCK	$45,098	$44,386

AVERAGE COMMON SHARES OUTSTANDING
Basic	48,985	48,741
Diluted	49,130	48,894

EARNINGS PER AVERAGE COMMON SHARE
Basic
Income from continuing operations	$0.92	$0.93
Loss from discontinued operations	—	(0.02)

Basic earnings per average common share	$0.92	$0.91

Diluted
Income from continuing operations	$0.92	$0.93
Loss from discontinued operations	—	(0.02)

Diluted earnings per average common share	$0.92	$0.91

DIVIDENDS DECLARED PER COMMON SHARE	$0.3375	$0.3325

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended
	December 31,

(In thousands)	2006	2005

OPERATING ACTIVITIES
Net income applicable to common stock	$45,098	$44,386

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES
Loss from discontinued operations, net of income tax benefit	—	866
Depreciation and amortization:
Per Consolidated Statements of Income	18,640	23,046
Charged to other accounts	887	1,097
Deferred income taxes — net	33,257	52,316
Amortization of investment tax credits	(224)	(224)
Accrued/deferred pension cost	271	(382)
Other non-cash charges (credits) — net	1,425	1,368

CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(274,859)	(410,694)
Gas costs and other regulatory assets/liabilities—net	56,650	130,203
Storage gas	43,152	(33,191)
Other prepayments — principally taxes	(10,626)	(30,199)
Accounts payable and other accrued liabilities	116,063	153,243
Wages payable	1,509	1,684
Customer deposits and advance payments	7,408	(3,382)
Accrued taxes	7,433	5,648
Accrued interest	10,004	10,021
Deferred purchased gas costs — net	(83,139)	(147,389)
Other current assets	694	11,322
Other current liabilities	9,110	708
Other — net	5,067	(3,544)

Net Cash Used in Operating Activities of Continuing Operations	(12,180)	(193,097)
Net Cash Used in Operating Activities of Discontinued Operations	—	(1,849)

Net Cash Used in Operating Activities	(12,180)	(194,946)

FINANCING ACTIVITIES
Common stock issued	6,547	—
Long-term debt issued	—	1,277
Long-term debt retired	(1,009)	(44)
Debt issuance costs	(16)	(25)
Notes payable issued (retired)—net	69,238	269,837
Dividends on common stock	(16,496)	(16,210)
Other financing activities—net	644	(1,031)

Net Cash Provided by Financing Activities	58,908	253,804

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(38,989)	(36,216)
Other investing activities—net	135	(1,581)

Net Cash Used in Investing Activities of Continuing Operations	(38,854)	(37,797)
Net Cash Used in Investing Activities of Discontinued Operations	—	(85)

Net Cash Used in Investing Activities	(38,854)	(37,882)

INCREASE IN CASH AND CASH EQUIVALENTS	7,874	20,976
Cash and Cash Equivalents at Beginning of Year	4,350	4,842

Cash and Cash Equivalents at End of Period	$12,224	$25,818

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$885	$5,880
Interest paid	$3,066	$1,804
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital Expenditures included in accounts payable and other accrued liabilities	$(4,389)	$(7,729)
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	December 31,	September 30,
(In thousands)	2006	2006

ASSETS
Property, Plant and Equipment
At original cost	$2,950,869	$2,920,552
Accumulated depreciation and amortization	(875,267)	(864,310)

Net property, plant and equipment	2,075,602	2,056,242

Current Assets
Cash and cash equivalents	10,590	4,086
Receivables
Accounts receivable	163,504	55,557
Gas costs and other regulatory assets	15,693	14,609
Unbilled revenues	104,930	18,337
Allowance for doubtful accounts	(11,946)	(16,543)

Net receivables	272,181	71,960

Materials and supplies—principally at average cost	17,825	18,302
Storage gas—at cost (first-in, first-out)	182,504	217,242
Deferred income taxes	9,604	11,313
Other prepayments—principally taxes	22,705	11,395
Receivables from associated companies	877	1,140
Other	11,599	10,760

Total current assets	527,885	346,198

Deferred Charges and Other Assets
Regulatory assets
Gas costs	95,089	11,950
Other	65,037	64,833
Prepaid qualified pension benefits	75,019	75,865
Other	5,911	7,899

Total deferred charges and other assets	241,056	160,547

Total Assets	$2,844,543	$2,562,987

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$885,888	$857,353
Preferred stock	28,173	28,173
Long-term debt	604,125	574,139

Total capitalization	1,518,186	1,459,665

Current Liabilities
Current maturities of long-term debt	30,000	60,000
Notes payable	122,770	72,775
Accounts payable and other accrued liabilities	188,095	133,305
Wages payable	15,125	13,533
Accrued interest	13,302	3,298
Dividends declared	16,911	16,826
Customer deposits and advance payments	56,903	49,495
Gas costs and other regulatory liabilities	71,946	14,212
Accrued taxes	15,022	8,676
Payables to associated companies	36,749	17,332
Other	18,736	9,363

Total current liabilities	585,559	398,815

Deferred Credits
Unamortized investment tax credits	12,917	13,140
Deferred income taxes	329,806	297,213
Accrued pensions and benefits	43,886	44,082
Asset retirement obligations	27,400	26,554
Regulatory liabilities
Accrued asset removal costs	271,824	268,922
Other	17,089	17,205
Other	37,876	37,391

Total deferred credits	740,798	704,507

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$2,844,543	$2,562,987

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended
	December 31,

(In thousands)	2006	2005

OPERATING REVENUES
Utility	$433,350	$604,985
Non-utility	113	125

Total Operating Revenues	433,463	605,110

OPERATING EXPENSES
Utility cost of gas	251,005	410,234
Operation and maintenance	56,505	61,077
Depreciation and amortization	18,317	22,775
General taxes and other assessments	24,622	26,689

Total Operating Expenses	350,449	520,775

OPERATING INCOME	83,014	84,335
Other Income (Expenses)—Net	(146)	(84)
Interest Expense
Interest on long-term debt	9,984	10,222
Other—net	1,966	1,100

Total Interest Expense	11,950	11,322

INCOME BEFORE INCOME TAXES	70,918	72,929
INCOME TAXES	27,696	27,870

NET INCOME (BEFORE PREFERRED STOCK DIVIDENDS)	43,222	45,059
Dividends on preferred stock	330	330

NET INCOME (APPLICABLE TO COMMON STOCK)	$42,892	$44,729

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended
	December 31,

(In thousands)	2006	2005

OPERATING ACTIVITIES
Net income (before preferred stock dividends)	$43,222	$45,059

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization:
Per Statements of Income	18,317	22,775
Charged to other accounts	863	1,097
Deferred income taxes — net	33,394	56,284
Amortization of investment tax credits	(223)	(223)
Accrued/deferred pension cost	264	(385)
Other non-cash charges (credits) — net	1,394	1,351

CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(198,874)	(292,562)
Gas costs and other regulatory assets/liabilities — net	56,650	130,203
Storage gas	34,738	(34,384)
Other prepayments — principally taxes	(11,310)	(27,180)
Accounts payable and other accrued liabilities, including payables to associated companies	78,596	118,650
Wages payable	1,592	1,738
Customer deposits and advance payments	7,408	510
Accrued taxes	6,346	6,376
Accrued interest	10,004	10,021
Deferred purchased gas costs — net	(83,139)	(147,389)
Other current assets	(362)	10,404
Other current liabilities	9,373	858
Other—net	3,095	(3,314)

Net Cash Provided by (Used in) Operating Activities	11,348	(100,111)

FINANCING ACTIVITIES
Long-term debt issued	—	1,277
Long-term debt retired	(15)	(44)
Debt issuance costs	(16)	(25)
Notes payable issued (retired)—net	49,995	174,408
Dividends on common stock and preferred stock	(16,827)	(16,540)
Other financing activities—net	644	(1,031)

Net Cash Provided by Financing Activities	33,781	158,045

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(38,760)	(34,651)
Other investing activities—net	135	(1,581)

Net Cash Used in Investing Activities	(38,625)	(36,232)

INCREASE IN CASH AND CASH EQUIVALENTS	6,504	21,702
Cash and Cash Equivalents at Beginning of Year	4,086	3,054

Cash and Cash Equivalents at End of Period	$10,590	$24,756

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)	$885	$(256)
Interest paid	$1,828	$1,144
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures included in accounts payable and other accrued liabilities	$(4,389)	$(7,189)
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1. ACCOUNTING POLICIES

     Basis of Presentation
     WGL Holdings, Inc. (WGL Holdings) is a holding company that owns all of the shares of common stock of Washington Gas Light Company (Washington Gas), a regulated natural gas utility, and all of the shares of common stock of Washington Gas Resources Corporation (Washington Gas Resources), Hampshire Gas Company (Hampshire) and Crab Run Gas Company. Washington Gas Resources owns three unregulated subsidiaries that include Washington Gas Energy Services, Inc. (WGEServices), Washington Gas Energy Systems, Inc. (WGESystems) and Washington Gas Credit Corporation. Except where the content clearly indicates otherwise, “WGL Holdings,” “we,” “us” or “our” refers to the holding company or the consolidated entity of WGL Holdings and all of its subsidiaries. Except where otherwise noted, these notes apply equally to WGL Holdings and Washington Gas.
     The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Therefore, certain financial information and footnote disclosures accompanying annual financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) are omitted in this interim report pursuant to the SEC rules and regulations. The interim consolidated financial statements and accompanying notes should be read in conjunction with the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2006. Due to the seasonal nature of Washington Gas’ and WGEServices’ businesses, the results of operations for the periods presented in this report do not necessarily represent the expected and actual results for the full fiscal years ending September 30, 2007 and 2006 of either WGL Holdings or Washington Gas.
     The accompanying unaudited consolidated financial statements for WGL Holdings and Washington Gas reflect all normal recurring adjustments that are necessary, in our opinion, to present fairly the results of operations in accordance with GAAP.
     For a description of our accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2006. There have been no significant changes to these policies subsequent to September 30, 2006 except for the adoption of a new accounting standard, as discussed below.
     Certain reclassifications have been made to the consolidated financial statements of WGL Holdings and the financial statements of Washington Gas for the prior period presented to conform to the presentation in the current period of fiscal year 2007. These reclassifications primarily reflect our discontinued operations as presented on WGL Holdings’ consolidated financial statements (refer to Note 2—Discontinued Operations), as well as changes to the presentation of the statements of income for both WGL Holdings and Washington Gas.
     During the fourth quarter of fiscal year 2006, we revised the format of our statements of income, in part, to present our results of operations without sub-captions for both our utility and non-utility operations. The primary effect of this change in format was to combine the operating revenues and expenses for our utility and non-utility operations, thereby resulting in a singular presentation of operating income. The change in format also reflects an increase in operating income as a result of excluding income taxes from utility and non-utility operating expenses. Under the new format, we combined all income taxes into one caption labeled “Income taxes” which is presented below operating income. None of these reclassifications had any effect on the net income or earnings per share of WGL Holdings or the net income of Washington Gas.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Newly Implemented Accounting Standards
     Effective October 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, which supersedes Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless the new accounting principle requires a different application or it is impracticable. The adoption of this standard had no effect on our consolidated financial statements for the three months ended December 31, 2006 and 2005.
     Newly Issued Accounting Standards
     Pension and Other Post-Retirement Benefit Plans. In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions and SFAS 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability on its balance sheet, and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS No. 158 will be effective for us on September 30, 2007. Although we are currently evaluating the effect of this new standard, we expect that this new standard will materially affect our balance sheets. We expect that this standard will result in a significant decrease to our asset for “Prepaid qualified pension benefits” and a significant increase to our liability for “Accrued pensions and benefits,” along with a corresponding increase to regulatory assets.
     Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. SFAS No. 157 is effective for us on October 1, 2008. We are currently evaluating the effect of this standard on our consolidated financial statements.
     Income Taxes. In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, this interpretation provides guidance on the de-recognition and classification of a tax position reflected within the financial statements and the recognition of interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for us on October 1, 2007. We are currently evaluating the effect of this standard on our consolidated financial statements.
     Other Matters. In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on how the effects of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for us on September 30, 2007. This standard is not expected to have a material effect on our consolidated financial statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 2. DISCONTINUED OPERATIONS

     During the quarter ended June 30, 2006, we completed a plan for the disposition of American Combustion Industries, Inc. (ACI) and, on September 29, 2006, we sold all of the outstanding shares of common stock of ACI to an unrelated party. ACI was previously reported as part of our commercial heating, ventilating and air conditioning (HVAC) business segment. ACI was reported as a discontinued operation of WGL Holdings and, accordingly, its operating results and cash flows for the three months ended December 31, 2005 have been presented separately from our continuing operations in the consolidated financial statements of WGL Holdings.
     For the three months ended December 31, 2005, ACI’s net loss from operations is reported as “Loss from discontinued operations, net of income tax benefit” on the Consolidated Statements of Income. The following table summarizes selected financial information related to the operating results of ACI.
Operating Results of Discontinued Operations(a)

Three Months Ended
(In thousands)	December 31, 2005

Revenues(b)	$6,785

Loss before income tax benefit	$(1,616)
Income tax benefit	750

Loss from discontinued operations, net of income tax benefit	$(866)

(a)	Due to the September 29, 2006 sale of ACI, there were no operating results for discontinued operations for the three months ended December 31, 2006.

(b)	Includes intercompany revenues of $406,000 for the three months ended December 31, 2005.
NOTE 3. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

     The tables below provide details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets for both WGL Holdings and Washington Gas.
WGL Holdings, Inc.

(In thousands)	Dec. 31, 2006	Sept. 30, 2006

Accounts payable – trade	$283,410	$168,144
Employee benefits and payroll accruals	7,564	15,136
Other accrued liabilities	22,101	18,121

Total	$313,075	$201,401

Washington Gas Light Company

(In thousands)	Dec. 31, 2006	Sept. 30, 2006

Accounts payable – trade	$162,021	$104,650
Employee benefits and payroll accruals	7,191	13,740
Other accrued liabilities	18,883	14,915

Total	$188,095	$133,305

NOTE 4. SHORT-TERM DEBT

     At December 31, 2006 and September 30, 2006, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper of $246.6 million and $177.4 million, respectively, at a weighted average cost of 5.43 percent and 5.36 percent, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Of the outstanding notes payable balance at December 31, 2006, $123.8 million and $122.8 million was commercial paper issued by WGL Holdings and Washington Gas, respectively. Of the outstanding notes payable balance at September 30, 2006, $104.6 million and $72.8 million was commercial paper issued by WGL Holdings and Washington Gas, respectively.
     To support our commercial paper borrowings, WGL Holdings and Washington Gas each have revolving credit agreements with a group of commercial banks that expire on September 30, 2010. The credit facility for WGL Holdings permits it to borrow up to $275 million, and further permits WGL Holdings to request prior to September 30, 2009, and the banks to approve, an additional line of credit of $50 million above the original credit limit for a maximum potential total of $325 million. The credit facility for Washington Gas permits it to borrow up to $225 million, and further permits Washington Gas to request prior to September 30, 2009, and the banks to approve, an additional line of credit of $100 million above the original credit limit for a maximum potential total of $325 million. There were no outstanding borrowings under these credit facilities at December 31, 2006 or September 30, 2006.
NOTE 5. COMMON SHAREHOLDERS’ EQUITY

     The tables below reflect the components of “Common shareholders’ equity” for WGL Holdings and Washington Gas as of December 31, 2006 and September 30, 2006.
WGL Holdings, Inc.
Components of Common Shareholders’ Equity

(In thousands, except shares)	Dec. 31, 2006	Sept. 30, 2006

Common stock, no par value, 120,000,000 shares authorized, 49,128,563 and 48,878,499 shares issued, respectively	$484,270	$477,671
Paid-in capital	9,486	8,178
Retained Earnings	469,104	440,587
Accumulated other comprehensive loss, net of taxes	(3,732)	(4,629)

Total	$959,128	$921,807

Washington Gas Light Company
Components of Common Shareholder’s Equity

(In thousands, except shares)	Dec. 31, 2006	Sept. 30, 2006

Common stock, $1 par value, 80,000,000 shares authorized, 46,479,536 shares issued	$46,479	$46,479
Paid-in capital	460,235	458,907
Retained Earnings	382,906	356,596
Accumulated other comprehensive loss, net of taxes	(3,732)	(4,629)

Total	$885,888	$857,353

NOTE 6. COMPREHENSIVE INCOME

     The tables below reflect the components of “Comprehensive income” for the three months ended December 31, 2006 and 2005 for WGL Holdings and Washington Gas. Items that are excluded from “Net income” and charged directly to “Common shareholders’ equity” are accumulated in “Other comprehensive income (loss), net of taxes.” The amount of “Accumulated other comprehensive loss, net of taxes” is included in “Common shareholders’ equity” (refer to Note 5—Common Shareholders’ Equity).

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
WGL Holdings, Inc.
Components of Comprehensive Income

	Three Months Ended
	December 31,

(In thousands)	2006	2005

Net income applicable to common stock	$45,098	$44,386
Other comprehensive income (loss), net of taxes—minimum pension liability adjustment	897	(856)

Comprehensive income	$45,995	$43,530

Washington Gas Light Company
Components of Comprehensive Income

	Three Months Ended
	December 31,

(In thousands)	2006	2005

Net income (before preferred stock dividends)	$43,222	$45,059
Other comprehensive income (loss), net of taxes—minimum pension liability adjustment	897	(856)

Comprehensive income	$44,119	$44,203

NOTE 7. EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for WGL Holdings for the three months ended December 31, 2006 and 2005.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Basic and Diluted EPS

	Three Months Ended
	December 31,

(in thousands, except per share data)	2006	2005

Basic earnings per average common share:
Income from continuing operations	$45,098	$45,252
Loss from discontinued operations, net of income tax benefit	—	(866)

Net income applicable to common stock	$45,098	$44,386

Average common shares outstanding—basic	48,985	48,741

Basic earnings per average common share:
Income from continuing operations	$0.92	$0.93
Loss from discontinued operations	—	(0.02)

Basic earnings per average common share	$0.92	$0.91

Diluted earnings per average common share:
Income from continuing operations	$45,098	$45,252
Loss from discontinued operations, net of income tax benefit	—	(866)

Net income applicable to common stock	$45,098	$44,386

Average common shares outstanding—basic	48,985	48,741
Stock-based compensation plans	145	153

Total average common shares outstanding––diluted	49,130	48,894

Diluted earnings per average common share:
Income from continuing operations	$0.92	$0.93
Loss from discontinued operations	—	(0.02)

Diluted earnings per average common share	$0.92	$0.91

     For the three months ended December 31, 2006 and 2005, we had certain weighted average outstanding stock options, 798,000 and 364,000 shares, respectively, that were not included in the calculation of diluted EPS as their effect would be anti-dilutive.
NOTE 8. DERIVATIVE AND WEATHER-RELATED INSTRUMENTS

     DERIVATIVE INSTRUMENTS
     Regulated Utility Operations
     Washington Gas enters into contracts for the sale and purchase of natural gas that qualify as derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively referred to as “SFAS No. 133”). Washington Gas also enters into other derivative instruments related to the sale and purchase of natural gas. Gains and losses associated with these derivative instruments are principally deferred as regulatory liabilities and assets, respectively, with a portion recorded to income or expense, respectively. As of December 31, 2006 and September 30, 2006, such derivative instruments had net fair value losses of $11.5 million and $490,000, respectively. Of the December 31, 2006 net fair value loss, $24.3 million represented a fair value loss that was recorded on the balance sheet as a derivative liability, partially offset by a $12.8 million fair value gain that was recorded as a derivative asset.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Of the September 30, 2006 net fair value loss, $14.4 million represented a fair value loss that was recorded on the balance sheet as a derivative liability, partially offset by a $13.9 million fair value gain that was recorded as a derivative asset. In connection with these derivative instruments, Washington Gas recorded pre-tax gains to income of $753,000 for the three months ended December 31, 2006; no such gains or losses were recorded for the three months ended December 31, 2005. This accounting is in accordance with regulatory requirements for recoverable or refundable costs.
     Non-Utility Operations
     Our non-regulated retail energy-marketing subsidiary, WGEServices, enters into contracts for the sale and purchase of natural gas that qualify as derivative instruments under SFAS No. 133. WGEServices also enters into other derivative instruments (primarily in the form of call options, put options and swap contracts) related to the sale and purchase of natural gas. WGEServices’ derivative instruments are recorded at fair value on our consolidated balance sheets. Changes in the fair value of these various derivative instruments are reflected in the earnings of our retail energy-marketing segment. At December 31, 2006, these derivative instruments were recorded on our consolidated balance sheets at a net fair value loss of $1.8 million. This amount comprised a $4.3 million fair value loss that was recorded as a derivative liability, net of a $2.5 million fair value gain that was recorded as a derivative asset. At September 30, 2006, our consolidated balance sheets reflected a net fair value gain of $386,000 related to these derivative instruments. This amount comprised a $3.3 million fair value gain that was recorded as a derivative asset, net of a $2.9 million fair value loss that was recorded as a derivative liability. In connection with these derivative instruments, WGEServices recorded pre-tax losses of $4.0 million and $4.1 million for the three months ended December 31, 2006 and 2005, respectively.
     Consolidated Operations
     The following table summarizes the balance sheet classification for all derivative instruments with open positions for both WGL Holdings and Washington Gas.
Balance Sheet Classification of Open Positions on Derivative Instruments

	WGL Holdings		Washington Gas

	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,
(In millions)	2006	2006	2006	2006

Assets
Other current assets	$14.1	$14.1	$11.6	$10.8
Deferred charges and other assets—other	1.2	3.1	1.2	3.1

Total assets	$15.3	$17.2	$12.8	$13.9

Liabilities
Other current liabilities	$21.5	$11.9	$18.6	$9.0
Deferred credits—other	7.1	5.4	5.7	5.4

Total liabilities	$28.6	$17.3	$24.3	$14.4

     WEATHER-RELATED INSTRUMENTS
     Regulated Utility Operations
     Washington Gas has a weather insurance policy designed to mitigate the negative financial effects of warmer-than-normal weather in the District of Columbia. This policy has a three-year term that expires on September 30, 2008. During both the three months ended December 31, 2006 and 2005, Washington Gas had an heating degree day (HDD) derivative to provide protection against warmer-than-normal weather in Virginia. The HDD derivative purchased during the three months ended December 31, 2006 covers the period October 15, 2006 through April 30, 2007. The HDD derivative purchased during the three months ended December 31, 2005 has expired and it covered the period December 18, 2005 through May 31, 2006.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
These weather protection instruments are accounted for under the guidelines issued by the Emerging Issues Task Force (EITF) of the FASB in Issue No. 99-2. Benefits are recognized to the extent actual HDDs fall below the contracted HDDs for each instrument. Expenses of the products are amortized based on the pattern of normal HDDs over the period of the terms of the respective weather-related instruments. The expenses and any benefits that are derived from the weather insurance policy and HDD derivatives are not considered in establishing the retail rates of Washington Gas.
     During the three months ended December 31, 2006, Washington Gas recorded accrued benefits, net of premium and derivative costs, of $1.0 million related to both its weather insurance policy and weather derivative. This compares to $270,000 of net expense recorded during the three months ended December 31, 2005 related to both its weather insurance and the expired weather derivative. In October 2006, Washington Gas received $1.3 million relating to benefits accrued in fiscal year 2006 under its weather insurance policy.
     Non-Utility Operations
     WGEServices utilizes HDD derivatives for managing weather risks related to its natural gas sales. These hedges cover a portion of WGEServices’ estimated net revenue exposure to variations in HDDs. The current HDD hedge pays WGEServices a fixed dollar amount for every HDD under specific levels during the calculation period. Similar to Washington Gas’ weather-related instruments, these contracts are accounted for under the guidelines issued by EITF Issue No. 99-2. For the three months ended December 31, 2006 and 2005, we recorded, net of premium costs, accrued benefits of $961,000 and $152,000, respectively related to HDD hedges.
NOTE 9. OPERATING SEGMENT REPORTING

     WGL Holdings reports three operating segments: (i) regulated utility; (ii) retail energy-marketing and (iii) commercial HVAC.
     With approximately 91 percent of WGL Holdings’ consolidated total assets, the regulated utility segment is our core business and comprises Washington Gas and Hampshire. The regulated utility segment, through Washington Gas, provides regulated gas distribution services (including the sale and delivery of natural gas, meter reading, responding to customer inquiries, bill preparation and the construction and maintenance of its natural gas distribution system) to customers primarily in Washington, D.C. and the surrounding metropolitan areas in Maryland and Virginia. In addition to the regulated operations of Washington Gas, the regulated utility segment includes the operations of Hampshire, an underground natural gas storage company that is regulated under a cost of service tariff by the Federal Energy Regulatory Commission (FERC) and provides services exclusively to Washington Gas.
     Through WGEServices, the retail energy-marketing segment sells natural gas and electricity directly to retail customers, both inside and outside of Washington Gas’ traditional service territory, principally in competition with unregulated gas and electricity marketers. Through WGESystems, the commercial HVAC segment designs, renovates and services mechanical heating, ventilating and air conditioning systems for commercial and governmental customers.
     Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations as presented below in the Operating Segment Financial Information.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     The same accounting policies applied in preparing our consolidated financial statements also apply to the reported segments. While net income or loss is the primary criterion for measuring a segment’s performance, we also evaluate our operating segments based on other relevant factors, such as penetration into their respective markets and return on equity. The following tables present operating segment information for the three months ended December 31, 2006 and 2005.
Operating Segment Financial Information

		Non-Utility Operations
	Regulated	Retail Energy-		Other	Discontinued
(In thousands)	Utility	Marketing	HVAC	Activities	Operations	Eliminations	Consolidated

Three Months Ended December 31, 2006

Operating Revenues (a)	$433,350	$300,092	$1,764	$85	$—	$(2,329)	$732,962

Operating Expenses:
Cost of Energy-Related Sales	251,005	288,447	1,396	—	—	(2,329)	538,519
Operation	46,588	5,261	456	835	—	—	53,140
Maintenance	9,465	—	—	—	—	—	9,465
Depreciation and Amortization	18,551	87	2	—	—	—	18,640
General Taxes and Other Assessments:
Revenue Taxes (a)	15,277	172	—	—	—	—	15,449
Other	9,275	697	14	11	—	—	9,997

Total Operating Expenses	350,161	294,664	1,868	846	—	(2,329)	645,210

Operating Income (Loss)	83,189	5,428	(104)	(761)	—	—	87,752
Other Income (Expense)—Net	(131)	—	106	884	—	(1,031)	(172)
Interest Expense	11,974	1,018	—	1,251	—	(1,031)	13,212
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330
Income Tax Expense (Benefit)	27,759	1,734	(95)	(458)	—	—	28,940

Income (Loss) from Continuing Operations	42,995	2,676	97	(670)	—	—	45,098
Loss from Discontinued Operations, Net of Tax	—	—	—	—	—	—	—

Net Income (Loss) Applicable to Common Stock	$42,995	$2,676	$97	$(670)	$—	$—	$45,098

Total Assets	$2,854,860	$317,076	$12,025	$130,334	$—	$(173,893)	$3,140,402

Capital Expenditures/Investments	$38,913	$11	$65	$—	$—	$—	$38,989

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Operating Segment Financial Information

		Non-Utility Operations
	Regulated	Retail Energy-		Other	Discontinued
(In thousands)	Utility	Marketing	HVAC	Activities	Operations	Eliminations	Consolidated

Three Months Ended December 31, 2005

Operating Revenues (a)	$604,985	$296,785	$4,695	$130	$—	$(3,648)	$902,947

Operating Expenses:
Cost of Energy-Related Sales	410,234	289,729	3,787	—	—	(3,648)	700,102
Operation	51,527	4,004	487	557	—	—	56,575
Maintenance	9,154	—	—	—	—	—	9,154
Depreciation and Amortization	22,960	80	6	—	—	—	23,046
General Taxes and Other Assessments:
Revenue Taxes (a)	16,693	1,228	—	—	—	—	17,921
Other	10,039	617	12	8	—	—	10,676

Total Operating Expenses	520,607	295,658	4,292	565	—	(3,648)	817,474

Operating Income (Loss)	84,378	1,127	403	(435)	—	—	85,473
Other Income (Expense)—Net	(59)	—	66	522	—	(229)	300
Interest Expense	11,322	425	—	464	—	(229)	11,982
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330
Income Tax Expense (Benefit)	27,897	279	34	(1)	—	—	28,209

Income (Loss) from Continuing Operations	44,770	423	435	(376)	—	—	45,252
Loss from Discontinued Operations, Net of Tax	—	—	—	—	(866)	—	(866)

Net Income (Loss) Applicable to Common Stock	$44,770	$423	$435	$(376)	$(866)	$—	$44,386

Total Assets	$2,961,457	$294,847	$11,810	$136,688	$11,442	$(184,140)	$3,232,104

Capital Expenditures/Investments (b)	$35,706	$508	$2	$—	$—	$—	$36,216

(a)	Operating revenues are reported gross of revenue taxes. Revenue taxes of both the regulated utility and the retail energy-marketing segments include gross receipts taxes. Revenue taxes of the regulated utility segment also include PSC fees, franchise fees and energy taxes.

(b)	Excludes capital expenditures of discontinued operations totaling $85,000 for the three months ended December 31, 2005.
NOTE 10. RELATED PARTY TRANSACTIONS

     WGL Holdings and its subsidiaries engage in transactions among each other during the ordinary course of business. Intercompany transactions and balances have been eliminated from the consolidated financial statements of WGL Holdings.
     Washington Gas provides accounting, treasury, legal and other administrative and general support to affiliates, and has filed consolidated tax returns that include affiliated taxable transactions. The actual costs of these services are billed to the appropriate affiliates and to the extent such billings are not yet paid, they are reflected in “Receivables from associated companies” on Washington Gas’ balance sheets. Washington Gas assigns or allocates these costs directly to its affiliates and, therefore, does not recognize revenues or expenses associated with providing these services.
     In connection with billing for unregulated third-party marketers and with other miscellaneous billing processes, Washington Gas collects cash on behalf of affiliates and transfers the cash as quickly as reasonably possible. Cash collected by Washington Gas on behalf of its affiliates but not yet transferred is recorded in “Payables to associated companies” on Washington Gas’ balance sheets. These transactions recorded by Washington Gas impact the balance sheet only.
     At December 31, 2006 and September 30, 2006, the Washington Gas Balance Sheets reflected a receivable from associated companies of $877,000 and $1.1 million, respectively. At December 31, 2006 and September 30, 2006, the Washington Gas Balance Sheets reflected a payable to associated companies of $36.7 million and $17.3 million, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Additionally, Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGEServices. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services and the related sales and purchases of natural gas, Washington Gas charged WGEServices, an affiliated energy marketer, $2.3 million and $3.6 million for the three months ended December 31, 2006 and 2005, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.
     WGEServices has recognized an accounts receivable from Washington Gas in the amount of $10.1 million and $10.3 million at December 31, 2006 and September 30, 2006, respectively, related to imbalance gas transactions. These imbalance transactions result from WGEServices’ transportation of gas on Washington Gas’ pipeline facilities. Due to regulatory treatment, these receivables are not eliminated in the consolidated financial statements of WGL Holdings.
NOTE 11. COMMITMENTS AND CONTINGENCIES

     REGULATED UTILITY OPERATIONS
     Operating Issues in Prince George’s County, Maryland
     On April 1, 2005, Washington Gas announced that it would address a significant increase in the number of natural gas leaks on its distribution system in a portion of Prince George’s County, Maryland. Washington Gas retained a consultant to determine the reason for the increase in leaks in the affected area of Prince George’s County. Based on the work conducted by the consultant, it is our opinion that the reason for the higher incidence of leaks in the affected area of Prince George’s County is the composition of the gas resulting from the reactivation of the Cove Point liquefied natural gas (LNG) terminal owned by Dominion Resources, Inc.
     The Cove Point gas contains a lower concentration of heavy hydrocarbons (HHCs) than domestic natural gas. When gas such as the gas from the Cove Point terminal is introduced with a lower level of HHCs, the seals on couplings within Washington Gas’ distribution system shrink in size and there is a greater propensity for those seals to cause the couplings to leak.
     Given the increase in the number of natural gas leaks experienced in the affected area of Prince George’s County, Maryland in fiscal year 2005, Washington Gas announced in that year that it would replace gas service lines and rehabilitate gas mains that contain the applicable mechanical couplings in the affected area of the distribution system in Prince George’s County (the rehabilitation project), with a projected date of completion by the end of December 2007. The original estimate of the cost of the rehabilitation project is $144 million. This cost estimate could differ materially from the actual costs incurred for the work associated with this project. As a result of the receipt of an Accounting Order dated June 1, 2005 from the Public Service Commission of Maryland (PSC of MD), we are capitalizing all costs of encapsulating certain couplings on mains with respect to this rehabilitation project. This phase represents less than ten percent of the total estimated cost of the rehabilitation project. However, the receipt of the order from the PSC of MD is not determinative of the ratemaking treatment and the PSC of MD retains jurisdiction to adopt any ratemaking treatment it deems appropriate.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     We consider the cost of the rehabilitation project described above necessary to provide safe and reliable utility service. We anticipate that costs such as these eventually will be recognized in the ratemaking process as reasonable. Washington Gas has not yet requested recovery of the capital expenditures and maintenance costs being incurred. However, we are also considering the effect of these capital expenditures on Washington Gas’ ability to earn its allowed rate of return in Maryland, and we are evaluating the most appropriate options to enable full and timely recovery of, and return on, the amounts being expended. There can be no assurance at this time that recovery in rates will be allowed or at what point in time such recovery may begin to be reflected in rates. If Washington Gas is unable to recover from customers through the regulatory process all or some of these costs and its authorized rate of return on these costs, this could have a significant adverse effect on our financial condition, results of operations, and cash flows.
     Laboratory tests have shown that the injection of HHCs into the type of gas coming from the Cove Point terminal can be effective in re-swelling the seals in couplings which increases their sealing force and, thus, reduces the propensity for the couplings to leak. Based upon the scientific evidence available to date, Washington Gas constructed a facility to inject HHCs into the gas stream at the gate station that exclusively receives gas from the Cove Point terminal and serves the affected area of Prince George’s County, Maryland where the increase in gas leaks had been observed. This facility became operational in January 2006 at a cost of approximately $3.2 million. The original $144 million cost estimate of the rehabilitation project previously discussed does not consider any costs that have been incurred to date or that will potentially be incurred associated with implementing further actions such as this.
     Since the injection facility became operational in January 2006, Washington Gas has been evaluating the effectiveness of this HHC injection process on the couplings under field conditions. As of December 31, 2006, testing had concluded that the HHCs being injected at this gate station remain in the gas stream and are carried throughout that portion of the distribution system where Washington Gas intends for them to flow.
     Washington Gas also has observed a notable reduction in leak rates since the HHC injection facility became operational in January 2006. Given this observation, coupled with the results of the laboratory tests performed to date that support the effectiveness of the HHC injection process, we have extended the schedule of the rehabilitation project. If the expected results materialize, we may modify the overall scope and original $144 million cost estimate of the project. Washington Gas will continue collecting and analyzing leak data in the affected area of Prince George’s County through the 2006-2007 winter heating season and we will continue performing special leak surveys before drawing a definitive conclusion regarding the level of effectiveness of the injection process and the overall scope and cost estimate of the rehabilitation project that ultimately will be incurred. Until such time, Washington Gas will continue its rehabilitation efforts within the affected area in Prince George’s County at modified levels, and will concurrently continue its gas conditioning solution.
     We anticipate that additional volumes of gas from the Cove Point terminal may flow through facilities in both the affected areas of Prince George’s County and in other areas of Washington Gas’ distribution system as a result of a June 16, 2006 FERC order approving Dominion’s application to expand the capacity and output of the Cove Point terminal. To address this potential risk, Washington Gas has begun efforts to construct two additional HHC injection facilities at gate stations. The estimated cost of each of the additional HHC injection facilities will range from an estimated $3 million to $4 million. Washington Gas expects that the cost of these facilities should be includible in the rate base upon which Washington Gas is allowed to earn an allowed rate of return. The estimated cost of these facilities does not include the cost of the purchase of HHCs. At December 31, 2006, Washington Gas had incurred $2.7 million of HHC purchasing costs, and had deferred $360,000 of these costs on the balance sheet as a regulatory asset to be recovered from customers in the future.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Currently, Washington Gas is collecting the cost of HHCs in its Purchased Gas Charge (PGC) provision in the District of Columbia from its sales customers. Washington Gas currently is not collecting the cost allocable to Virginia or Maryland customers associated with the purchase of HHCs. The regulatory bodies having jurisdiction over Washington Gas’ rates will determine the ultimate amount that is recoverable from customers for the cost of these HHCs (refer to the section entitled “Regulatory Contingencies”).
     Regulatory Contingencies
     Certain legal and administrative proceedings incidental to our business, including regulatory contingencies, involve WGL Holdings and/or its subsidiaries. In our opinion, we have recorded an adequate provision for probable losses or refunds to customers for regulatory contingencies related to these proceedings in accordance with SFAS No. 5, Accounting for Contingencies.
     District of Columbia Jurisdiction
     On May 1, 2006, Washington Gas filed two tariff applications with the Public Service Commission of the District of Columbia (PSC of DC) requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the utility to recover from its delivery service customers the costs of HHCs that are being injected into Washington Gas’ natural gas distribution system. Washington Gas has been recovering the costs of HHCs from sales customers in the District of Columbia through its PGC provision in this jurisdiction. On October 2, 2006, the PSC of DC issued an order rejecting Washington Gas’ proposed tariff revisions until the PSC of MD concludes on its evidentiary hearing related to this matter which was held on February 6, 2007 (refer to “Maryland Jurisdiction” below). On October 12, 2006, Washington Gas filed a Motion for Clarification requesting that the PSC of DC affirm that Washington Gas can continue collecting HHC costs from sales customers through its PGC provision or to record such HHC costs incurred as a regulatory asset pending a ruling by the PSC of DC on future cost recovery. Pending the PSC of DC’s decision on the Motion for Clarification, Washington Gas continues to recover the costs of HHCs from sales customers in the District of Columbia through its PGC provision.
     Maryland Jurisdiction
     Disallowance of Purchased Gas Charges. Each year, the PSC of MD reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’ purchased gas costs are not justified because it failed to support that the charges incurred were based solely on increased costs of natural gas, or it failed to follow competitive and reasonable practices in procuring and purchasing natural gas. On March 14, 2006, in connection with the PSC of MD’s annual review of Washington Gas’ gas costs that were billed to customers in Maryland from September 2003 through August 2004, a Hearing Examiner of the PSC of MD issued a proposed order approving purchased gas charges of Washington Gas for the twelve-month period ending August 2004 except for $4.6 million of such charges that the Hearing Examiner recommended be disallowed because, in the opinion of the Hearing Examiner, they were not reasonably and prudently incurred. Washington Gas filed a Notice of Appeal on April 12, 2006 and a Memorandum on Appeal on April 21, 2006 with the PSC of MD, asserting that the Hearing Examiner’s recommendation is without merit. A reply memorandum was filed on May 11, 2006. After consideration of these issues, we expect the PSC of MD to issue a Final Order. Over the past ten years, Washington Gas has incurred similar purchased gas charges which the PSC of MD has reviewed and approved as being reasonably and prudently incurred and therefore subject to recovery from customers. Among other issues included in the appeal, we reminded the PSC of MD of this prior recovery and requested that similar treatment be granted for this matter. During the fiscal year ended September 30, 2006, Washington Gas accrued a liability of $4.6 million (pre-tax) related to the proposed disallowance of these purchased gas charges.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
If the PSC of MD rules in Washington Gas’ favor, the liability recorded in fiscal year 2006 for this issue will be reversed.
     Recovery of HHC Costs. In March 2006, Washington Gas began recovering the costs of HHCs that are being injected into its natural gas distribution system from Maryland sales customers through its PGC provision in Maryland. On April 28, 2006, Washington Gas filed an application with the PSC of MD requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the utility to recover the cost of HHCs from its delivery service customers, as well as from its sales customers. On June 27, 2006, the PSC of MD issued an order that rejected Washington Gas’ proposed tariff revisions until an evidentiary hearing is held to further consider matters relating to the efficacy of the HHC injections in addressing existing leaks or in preventing additional leaks on Washington Gas’ distribution system (refer to the section entitled “Operating Issues in Prince George’s County, Maryland”). In addition to ordering an evidentiary hearing, the PSC of MD directed Washington Gas to cease recovering HHC costs being recovered through the PGC provision and to record costs that will be incurred in the future in a “pending” regulatory asset account for future regulatory disposition following the conclusion of the evidentiary hearing. The PSC of MD also indicated that the disposition of HHC costs collected previously through the PGC provision will be determined subsequent to the evidentiary hearing which was held on February 6, 2007. A final decision by the PSC of MD is pending.
     Virginia Jurisdiction
     In connection with a December 18, 2003 Final Order, the State Corporation Commission of Virginia (SCC of VA) ordered Washington Gas to reduce its rate base related to net utility plant by $28 million, which was net of accumulated deferred income taxes of $14 million, and to establish an equivalent regulatory asset that Washington Gas had done for regulatory accounting purposes only. This regulatory asset, which was presented within “Accumulated depreciation and amortization” on the balance sheets, represented the difference between the accumulated reserve for depreciation recorded on the books of Washington Gas and a theoretical reserve that was derived by the Staff of the SCC of VA (VA Staff) as part of its review of Washington Gas’ depreciation rates, and was being amortized as a component of depreciation expense over 32 years pursuant to the Final Order. The SCC of VA further ordered that an annual “earnings test” be performed to determine if Washington Gas had earned in excess of its allowed rate of return on common equity for its Virginia operations. In connection with a depreciation study filed by Washington Gas with the SCC of VA, the VA Staff concluded on December 27, 2006 that it was no longer necessary for Washington Gas to recognize this regulatory asset or perform annual earnings test calculations (refer to “Depreciation Study” below for a further discussion of this matter).
     Depreciation Study
     In October 2006, Washington Gas completed a depreciation rate study based on its property, plant and equipment balances as of December 31, 2005. The results of the depreciation study concluded that Washington Gas’ depreciation rates should be reduced due to asset lives being extended beyond previously estimated lives. Under regulatory requirements, these depreciation rates must be approved before they are placed into effect. In the District of Columbia and Maryland, regulatory requirements prescribe that whenever depreciation rates are revised, there must be a corresponding revision to customer billing rates. Accordingly, the new depreciation rates in the District of Columbia and Maryland will not be placed into effect until a rate case proposal is approved enabling this change.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     In connection with a December 21, 2006 rate application filed with the PSC of DC, Washington Gas included with the filing that portion of the depreciation study related to the District of Columbia jurisdiction. The impact of the newly proposed depreciation rates are reflected in Washington Gas’ cost of service study that is included as part of the rate application. The new depreciation rates will be placed into effect when customer billing rates for revenues are approved and revised to reflect the corresponding change in depreciation rates.
     In connection with a September 15, 2006 rate application filed with the SCC of VA, on November 8, 2006, Washington Gas included with the filing that portion of the depreciation study related to the Virginia jurisdiction. The VA Staff approved the reduction in Washington Gas’ depreciation rates in December 2006. In accordance with Virginia regulatory policy, we implemented the new depreciation rates retroactive to January 1, 2006 which coincides with the date of the approved depreciation study. Accordingly, in the three months ended December 31, 2006, Washington Gas recorded an adjustment that reduced depreciation expense by $5.2 million (pre-tax), of which $3.9 million (pre-tax) was applicable to the period from January 1, 2006 through the September 30, 2006. The impact of the lower depreciation expense will also lower the interim rates to be collected from customers effective February 13, 2007 under the pending rate case. Accordingly, there will be no material effect on net income for periods subsequent to the three months ended December 31, 2006 for the combined effect of lower revenues and lower depreciation expense once those new customer billing rates go into effect.
     NON-UTILITY OPERATIONS
     As discussed below, WGL Holdings is a party to financial guarantees related to the energy-marketing activities of WGEServices. WGEServices also is exposed to the risk of non-performance associated with its electric and natural gas suppliers, and from other third parties associated with hedging its cost of natural gas. WGEServices has a credit policy in place that is designed to mitigate these credit risks through a requirement for credit enhancements including, but not limited to, letters of credit and parental guarantees. In accordance with this policy, WGEServices has obtained credit enhancements from certain of its counterparties. If certain counterparties or their guarantors meet the policy’s creditworthiness criteria, WGEServices grants limited amounts of unsecured credit to those counterparties or their guarantors, and continuously monitors these unsecured amounts.
     Financial Guarantees
     WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity made by WGEServices. At December 31, 2006, these guarantees totaled $393.7 million. Termination of these guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings also issued guarantees totaling $4.0 million at December 31, 2006 that were made on behalf of certain of its non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $397.7 million, $18.0 million, $3.1 million and $600,000 are due to expire on June 30, 2007, December 31, 2007 and February 29, 2008, respectively. The remaining guarantees of $376.0 million do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
NOTE 12. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

     The following table shows the components of net periodic benefit costs (income) recognized in our financial statements during the three months ended December 31, 2006 and 2005:

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (concluded)
Notes to Consolidated Financial Statements (Unaudited)
Components of Net Periodic Benefit Costs (Income)

	Three Months Ended December 31,
	2006		2005
	Pension	Health and	Pension	Health and
(In thousands)	Benefits	Life Benefits	Benefits	Life Benefits

Components of net periodic benefit costs (income)
Service cost	$2,990	$2,656	$2,626	$2,558
Interest cost	9,758	6,310	9,293	5,456
Expected return on plan assets	(12,684)	(3,879)	(12,659)	(3,570)
Recognized prior service cost	576	—	576	—
Recognized actuarial loss	922	2,883	840	2,579
Amortization of transition obligation	—	363	—	363

Net periodic benefit cost	1,562	8,333	676	7,386

Amount allocated to construction projects	9	(1,093)	120	(1,030)
Amount deferred as regulatory asset/liability—net	(1,188)	86	(1,012)	(177)
Other	(96)	—	(40)	—

Amount charged (credited) to expense	$287	$7,326	$(256)	$6,179

     During the three months ended December 31, 2006, Washington Gas did not make and does not expect to make any contributions for fiscal year 2007 related to its qualified, trusteed, non-contributory defined benefit pension plan covering all active and vested former employees of Washington Gas.
     During the three months ended December 31, 2006, Washington Gas paid $313,000 on behalf of participants in its non-funded supplemental executive retirement plan, and expects to pay an additional $1.1 million for the remainder of fiscal year 2007.
     For the three months ended December 31, 2006, Washington Gas contributed $7.4 million to its healthcare and life insurance benefit plans, and expects to contribute an additional $25.3 million for the remainder of fiscal year 2007.
     Amounts included in the line item “Amount deferred as regulatory asset/liability-net,” as shown in the table above, represent the difference between the cost of the applicable Pension Benefits or the Health and Life Benefits and the amount that Washington Gas is permitted to recover in rates that Washington Gas charges in the District of Columbia. These differences are recorded as regulatory assets or liabilities and will be reflected as adjustments to customer bills in future rate proceedings.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) analyzes the financial condition, results of operations and cash flows of WGL Holdings, Inc. (WGL Holdings) and its subsidiaries. Except where the content clearly indicates otherwise, “WGL Holdings,” “we,” “us” or “our” refers to the holding company or the consolidated entity of WGL Holdings and all of its subsidiaries.
     Management’s Discussion is divided into the following two major sections:
•	WGL Holdings—This section describes the financial condition and results of operations of WGL Holdings and its subsidiaries on a consolidated basis. It includes discussions of our regulated and unregulated operations. The majority of WGL Holdings’ operations are derived from the results of Washington Gas Light Company (Washington Gas) and, to a much lesser extent, the results of our non-utility operations. These unregulated, non-utility operations are wholly owned by Washington Gas Resources Corporation (Washington Gas Resources), a wholly owned subsidiary of WGL Holdings.

•	Washington Gas—This section describes the financial condition and results of operations of Washington Gas, a wholly owned subsidiary that comprises the majority of our regulated utility segment.
     Both of the major sections of Management’s Discussion—WGL Holdings and Washington Gas—should be read to obtain an understanding of our operations and financial performance. Management’s Discussion also should be read in conjunction with the respective company’s financial statements and the combined Notes to Consolidated Financial Statements.
     Unless otherwise noted, earnings per share amounts are presented on a diluted basis and are based on weighted average common and common equivalent shares outstanding. Our operations are seasonal and, accordingly, our operating results for the interim periods presented are not indicative of the results to be expected for the full fiscal year. The earnings (loss) per share of any segment does not represent a direct legal interest in the assets and liabilities allocated to any one segment, but rather represents a direct equity interest in our assets and liabilities as a whole.
EXECUTIVE OVERVIEW
     Introduction
     WGL Holdings, through its wholly owned subsidiaries, sells and delivers natural gas and provides a variety of energy-related products and services to customers primarily in Washington, D.C. and the surrounding metropolitan areas in Maryland and Virginia. At December 31, 2006, we had 1,690 employees comprising 1,619 utility and 71 non-utility employees. WGL Holdings has three operating segments that are described below.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Regulated Utility. Our regulated utility segment consists of Washington Gas and Hampshire Gas Company (Hampshire). Washington Gas delivers natural gas to retail customers in accordance with tariffs approved by the regulatory commissions that have jurisdiction over Washington Gas’ rates. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third-party marketers. Washington Gas does not earn a profit or incur a loss when it sells the natural gas commodity because utility customers are charged for the natural gas commodity at the same cost that Washington Gas incurs. Hampshire, a wholly owned subsidiary of WGL Holdings, operates an underground natural gas storage facility that is regulated by the Federal Energy Regulatory Commission (FERC). Washington Gas purchases all of the storage services of Hampshire and includes the cost of these services in the bills sent to its customers.
     Retail Energy-Marketing. The retail energy-marketing segment includes the operations of Washington Gas Energy Services, Inc. (WGEServices). WGEServices competes principally with other unregulated third-party marketers by selling natural gas and electricity directly to residential, commercial and industrial customers in Maryland, Virginia, Delaware and the District of Columbia. WGEServices does not own or operate any natural gas or electric generation, production, transmission or distribution assets. Rather, it buys and resells natural gas and electricity with the objective of earning a profit through competitively-priced contracts. These commodities are delivered to retail customers through the assets owned by regulated utilities such as Washington Gas or other unaffiliated natural gas or electric utilities.
     Commercial Heating, Ventilating and Air Conditioning (HVAC). Our commercial HVAC segment, which includes the operations of Washington Gas Energy Systems, Inc. (WGESystems), manages design-build and renovation projects, and provides maintenance services to the commercial and government markets.
     Key Indicators of Financial Condition and Operating Performance
     The following are key indicators for monitoring our financial condition and operating performance:
     Return on Average Common Equity. This measure is calculated by dividing twelve months ended net income (applicable to common stock) by average common shareholders’ equity. For Washington Gas, we compare the actual return on common equity with the return on common equity that is allowed to be earned by regulators and the return on equity that is necessary for us to compensate investors sufficiently and be able to continue to attract capital.
     Common Equity Ratio. This ratio is calculated by dividing total common shareholders’ equity by the sum of common shareholders’ equity, preferred stock and long-term debt (including current maturities). Maintaining this ratio in the mid-50 percent range affords us financial flexibility and access to long-term capital at relatively low costs. Refer to the section entitled “Liquidity and Capital Resources—General Factors Affecting Liquidity” for a discussion of our capital structure.
PRIMARY FACTORS AFFECTING WGL HOLDINGS AND WASHINGTON GAS
     The principal business, economic and other factors that affect our operations and/or financial performance include:
•	weather conditions and weather patterns;

•	regulatory environment and regulatory decisions;

•	availability of natural gas supplies and interstate pipeline transportation and storage capacity;

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
•	natural gas prices and the prices of competing energy products;

•	changes in customers’ natural gas usage resulting from improved appliance efficiencies and the effect of changing natural gas prices;

•	the safety and reliability of the natural gas distribution system;

•	availability of electricity supply;

•	the level of capital expenditures for adding new customers and replacing facilities worn beyond economic repair;

•	our ability to manage and control the effects of receiving gas from the Cove Point liquefied natural gas terminal into Washington Gas’ natural gas distribution system;

•	new or changed laws and regulations;

•	competitive environment;

•	environmental matters;

•	industry consolidation;

•	economic conditions and interest rates;

•	inflation/deflation;

•	labor contracts, including labor and benefit costs and

•	changes in accounting principles.
     For a further discussion of our business, operating segments and the factors listed above, refer to Management’s Discussion within the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2006. Also, refer to the section entitled “Safe Harbor for Forward-Looking Statements” included in this quarterly report for a listing of forward-looking statements related to factors affecting WGL Holdings and Washington Gas.
CRITICAL ACCOUNTING POLICIES
     Preparation of financial statements and related disclosures in compliance with Generally Accepted Accounting Principles in the United States of America (GAAP) requires the selection and the application of appropriate technical accounting rules to the relevant facts and circumstances of our operations, as well as our use of estimates to compile the consolidated financial statements. The application of these accounting policies involves judgment regarding estimates and projected outcomes of future events, including the likelihood of success of particular regulatory initiatives, the likelihood of realizing estimates for legal and environmental contingencies and the probability of recovering costs and investments in both the regulated utility and non-utility business segments.
     We have identified the following critical accounting policies that require our judgment and estimation where the resulting estimates have a material effect on our financial statements:
•	accounting for unbilled revenue and cost of gas recognition;

•	accounting for regulatory operations – regulatory assets and liabilities;

•	accounting for income taxes;

•	accounting for contingencies;

•	accounting for derivative instruments and

•	accounting for pension and other post-retirement benefit costs.
     For a description of these critical accounting policies, refer to Management’s Discussion within the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2006.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
WGL HOLDINGS, INC.
     RESULTS OF OPERATIONS – Three Months Ended December 31, 2006 vs. December 31, 2005
     Summary Results
     WGL Holdings, Inc. reported net income of $45.1 million, or $0.92 per share, for the three months ended December 31, 2006, the first quarter of our fiscal year 2007. This compares to net income of $44.4 million, or $0.91 per share, reported for the three months ended December 31, 2005. For the twelve-month periods ended December 31, 2006 and 2005, we earned a return on average common equity of 9.4 percent and 11.6 percent, respectively.
     Income from continuing operations was $45.1 million, or $0.92 per share, for the three months ended December 31, 2006, as compared to income from continuing operations of $45.3 million, or $0.93 per share, for the three months ended December 31, 2005. Income from continuing operations for the three months ended December 31, 2005 excluded an after-tax loss of $866,000, or $0.02 per share, from discontinued operations.
     Income from continuing operations for the first three months of fiscal year 2007 when compared to the same period in fiscal year 2006 primarily reflects $0.04 per share of lower earnings from our regulated utility segment, mostly offset by $0.03 per share of increased earnings from our unregulated business segments that were driven by our retail energy-marketing business. The lower earnings of our regulated utility segment was primarily attributable to lower deliveries of natural gas to customers, partially offset by lower operation and maintenance expenses and depreciation and amortization expense. The improved earnings of our retail energy-marketing business reflect higher gross margins from electric sales, partially offset by lower gross margins from the sale of natural gas.
     Regulated Utility Operating Results
     The following table summarizes the regulated utility segment’s operating results for three months ended December 31, 2006 and 2005.
Regulated Utility Operating Results

	Three Months Ended
	December 31,
(In thousands)	2006	2005	Variance

Operating revenues	$433,350	$604,985	$(171,635)

Operating expenses:
Cost of gas	251,005	410,234	(159,229)
Operation and maintenance	56,053	60,681	(4,628)
Depreciation and amortization	18,551	22,960	(4,409)
General taxes and other assessments
Revenue taxes	15,277	16,693	(1,416)
Other	9,275	10,039	(764)

Total operating expenses	350,161	520,607	(170,446)

Operating income	83,189	84,378	(1,189)
Interest expense	11,974	11,322	652
Other (income) expenses—net, including preferred stock dividends	461	389	72
Income tax expense	27,759	27,897	(138)

Net Income	$42,995	$44,770	$(1,775)

     The regulated utility segment’s net income was $43.0 million, or $0.88 per share, for the three months ended December 31, 2006, as compared to net income of $44.8 million, or $0.92 per share, for the same three-month period of the prior fiscal year. The year-over-year decrease in net income primarily was attributable to lower natural gas deliveries, mostly offset by decreased operation and maintenance expenses and depreciation and amortization expense.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Natural gas deliveries to firm customers fell by 65.0 million therms, or 15.1 percent, to 364.6 million therms during the first quarter of fiscal year 2007. The decline in firm therm deliveries was driven by the combined effect of warmer weather and other factors that lowered customer usage. Weather, when measured by heating degree days (HDDs), was 4.1 percent warmer than normal in the first quarter of fiscal year 2007, as compared to 10.1 percent colder than normal for the same quarter of fiscal year 2006. The earnings effect of the 4.1 percent warmer-than-normal weather experienced in the first three months of fiscal year 2007 was neutralized by the application of our Revenue Normalization Adjustment (RNA) billing mechanism in Maryland, along with the benefits from our weather insurance policy and weather derivative in the District of Columbia and Virginia, respectively (refer to the section entitled “Weather Risk”). The net benefits derived from our weather protection strategies in the District of Columbia and Virginia for the first quarter of fiscal years 2007 and 2006 were reflected in “Operation and maintenance” expense, as discussed below. In the first quarter of fiscal year 2006, net income was enhanced by an estimated $4 million (after-tax), or $0.07 per share, from the 10.1 percent colder-than-normal weather experienced in that period.
     The decline in natural gas deliveries to firm customers was also attributable to other factors affecting customer usage, such as unusual weather patterns and customer conservation, which lowered earnings derived in the District of Columbia and Virginia for the first quarter of fiscal year 2007 when compared to the same quarter last fiscal year. Unusual weather patterns may occur during periods within our fiscal year such as the early months within our first fiscal quarter which begin our winter heating season. During these periods, customer heating usage may not correlate highly with actual HDDs as weather patterns may not be consistently cold or warm. Earnings for the first quarter of fiscal year 2007 were favorably affected by the addition of 16,142 active customer meters since the end of the same quarter of the prior fiscal year, partially offset by $1.2 million (pre-tax) of decreased revenues from recoverable carrying costs on lower average storage gas inventories.
     Earnings of the regulated utility segment for the first three months of fiscal year 2007 were favorably affected by a $4.6 million (pre-tax) reduction in operation and maintenance expenses. Principally contributing to the reduction in these expenses were $4.4 million (pre-tax) of lower expenses for uncollectible accounts primarily due to the combined effect of lower natural gas prices, warmer weather and lower usage that reduced customer billings. Additionally, the regulated utility segment benefited $1.3 million (pre-tax) in the first quarter of fiscal year 2007 in relation to the prior fiscal year from our weather protection products in the District of Columbia and Virginia, net of related expenses of these products (refer to the section entitled “Weather Risk”). Partially offsetting the reduced expenses were $1.6 million (pre-tax) of higher pension and post-retirement benefit costs, primarily due to the effect of using updated mortality assumptions commencing in fiscal year 2007.
     The regulated utility segment also benefited from $4.4 million (pre-tax) of lower depreciation and amortization expense in the first quarter of fiscal year 2007 when compared to the same quarter of the prior fiscal year. The lower expense was attributable to an adjustment recorded in the first quarter of fiscal year 2007 to reflect a reduction in Washington Gas’ depreciation rates on fixed assets related to the Virginia jurisdiction. The reduction in Washington Gas’ depreciation rates was approved by the staff of the Virginia State Corporation Commission (SCC of VA) during the first quarter of fiscal year 2007. In accordance with Virginia regulatory policy, we implemented the new depreciation rates retroactive to January 1, 2006, which coincides with the date of the approved depreciation study. As a result, our depreciation and amortization expense for the first quarter ended December 31, 2006 included a benefit totaling $5.2 million (pre-tax), of which $3.9 million (pre-tax) was applicable to the period from January 1, 2006 through September 30, 2006. Partially offsetting the effect of reduced depreciation rates was the effect of increased investment in property, plant and equipment.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
For a further discussion of our depreciation study, refer to the section entitled “Rates and Regulatory Matters – Depreciation Study” included under Management’s Discussion for Washington Gas.
     Non-Utility Operating Results
     Our non-utility operations comprise two business segments: (i) retail energy-marketing and (ii) commercial HVAC. Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Total net income from our continuing non-utility operations was $2.1 million, or $0.04 per share, for the three months ended December 31, 2006, as compared to net income of $482,000, or $0.01 per share, for the same three-month period of the prior fiscal year. The following table compares the financial results from non-utility activities for the three months ended December 31, 2006 and 2005.
Composition of Non-Utility Net Income (Loss) and Other Statistics

	Three Months Ended
	December 31,
	2006	2005	Variance

Non-Utility Net Income (Loss) (in thousands)
Retail energy-marketing	$2,676	$423	$2,253
Commercial HVAC	97	435	(338)

Total major non-utility	2,773	858	1,915
Other activities	(670)	(376)	(294)

Total non-utility	$2,103	$482	$1,621

Retail Energy-Marketing Statistics
Natural gas
Therm sales (thousands of therms)	204,612	223,475	(18,863)
Number of customers (end of period)	142,000	144,300	(2,300)

Electricity
Electricity sales (thousands of kWhs)	899,729	492,371	407,358
Number of accounts (end of period)	66,700	35,100	31,600

     Retail Energy-Marketing. WGEServices’ net income of $2.7 million, or $0.05 per share, for the quarter ended December 31, 2006, represented a $2.3 million, or $0.04 per share, increase over net income of $423,000, or $0.01 per share, for the same quarter in fiscal year 2006. The improved earnings for this business primarily reflect higher gross margins (revenues less costs of energy) from the sale of electricity, partially offset by lower gross margins from the sale of natural gas. Further tempering the improved earnings were higher selling, general and administrative expenses, primarily due to increased costs associated with growing our electric customer base.
     Gross margins from electric sales increased significantly during the 2007 first quarter, reflecting a significant rise in both the gross margin per kilowatt hour sold and electric sales volumes. By the end of the first quarter of fiscal year 2007, electric customers had grown 90 percent when compared to the end of the same quarter of the prior fiscal year. This customer growth was principally the result of new competitive opportunities that emerged in the second half of fiscal year 2006 due to sharp increases in competing rates offered by electric utilities in Maryland and Delaware.
     Lower gross margins from natural gas sales stemmed from a combination of lower natural gas sales volumes and higher gas costs in relation to retail sales prices. Natural gas sales volumes decreased 8.4 percent due to the warmer weather experienced in the first quarter of fiscal year 2007 compared to the same quarter of the prior fiscal year.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
Additionally, as a result of the lower demand for natural gas, the natural gas supply used to serve retail customers included a greater mix of higher-cost storage gas withdrawals and contracted natural gas purchases during the first quarter of fiscal year 2007 relative to the same quarter last year.
     Favorably affecting gross margins from natural gas sales were lower mark-to-market losses and increased weather hedge gains in the first quarter of fiscal year 2007 than in the same quarter of the prior fiscal year. Market valuation losses or gains are recorded principally in connection with derivative contracts that are used to mitigate the risk of volatility in the market price of natural gas. The year-over-year net change in the valuation of these instruments increased pre-tax income by $871,000.
     Commercial HVAC. WGESystems comprises the commercial HVAC segment which contributed net income of $97,000 for the first quarter of fiscal year 2007 compared to net income of $435,000, or $0.01 per share, for the same quarter in fiscal year 2006. The lower operating results for this segment were driven by the completion of several large projects at the end of fiscal year 2006 that have not yet been replaced.
     Interest Expense
     The following table depicts the components of interest expense for the three months ended December 31, 2006 and 2005.
Composition of Interest Expense

	Three Months Ended
	December 31,
(In thousands)	2006	2005	Variance

Long-term debt	$10,008	$10,222	$(214)
Short-term debt	2,520	1,397	1,123
Other (includes AFUDC(a))	684	363	321

Total	$13,212	$11,982	$1,230

(a) Represents the debt component of the Allowance for Funds Used During Construction.
     WGL Holdings’ interest expense of $13.2 million for the first quarter of fiscal year 2007 increased $1.2 million over the same quarter last year. This increase primarily reflects higher interest costs associated with short-term borrowings, reflecting an increase in the weighted average cost of these borrowings, coupled with a higher average balance of short-term debt outstanding.
     LIQUIDITY AND CAPITAL RESOURCES
     General Factors Affecting Liquidity
     It is important for us to have access to short-term debt markets to maintain satisfactory liquidity to operate our businesses on a near-term basis. Acquisition of natural gas, electricity, pipeline capacity and the need to finance accounts receivable and storage gas inventory are our most significant short-term financing requirements. The need for long-term capital is driven primarily by capital expenditures and maturities of long-term debt.
     Our ability to obtain such financing depends on our credit ratings which are greatly affected by our financial performance. Also potentially affecting access to short-term debt capital is the liquidity of financial markets, as well as the nature of any restrictions that might be placed upon us, such as ratings triggers or a requirement to provide creditors with additional credit support in the event of a determination of insufficient creditworthiness. The ability to procure sufficient levels of long-term capital at reasonable costs is determined by the level of our capital expenditure requirements, our financial performance and the effect of these factors on our credit ratings and investment alternatives available to investors.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     We have a capital structure goal to maintain our common equity ratio in the mid-50 percent range of total consolidated capital. The level of this ratio varies during the fiscal year due to the seasonal nature of our business. This seasonality is also evident in the variability of our short-term debt balances which are typically higher in the fall and winter months, and substantially lower in the spring when a significant portion of our current assets is converted into cash at the end of the winter heating season. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for WGL Holdings and Washington Gas, and to allow access to capital at reasonable costs. As of December 31, 2006, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 59.1 percent common equity, 1.7 percent preferred stock and 39.2 percent long-term debt. Our cash flow requirements and our ability to provide satisfactory resources to satisfy those requirements are primarily influenced by the activities of Washington Gas and, to a lesser extent, our non-utility operations.
     We believe we have sufficient liquidity to satisfy our financial obligations. At December 31, 2006, we did not have any restrictions on our cash balances that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.
     Short-Term Cash Requirements and Related Financing
     Washington Gas’ business is weather sensitive and seasonal, causing short-term cash requirements to vary significantly during the year. Over 75 percent of the total therms delivered in Washington Gas’ service area (excluding deliveries to two electric generation facilities) occur during the first and second fiscal quarters. Accordingly, Washington Gas typically generates more net income in the first six months of the fiscal year than it does for the entire fiscal year. During the first six months of our fiscal year, Washington Gas generates large sales volumes and its cash requirements peak when accounts receivable, unbilled revenues and storage gas inventories are at their highest levels. During the last six months of our fiscal year, after the winter heating season, Washington Gas will typically experience a seasonal net loss due to reduced demand for natural gas. During this period, many of Washington Gas’ assets are converted into cash which Washington Gas generally uses to reduce and sometimes eliminate short-term debt and to acquire storage gas for the next heating season.
     Washington Gas and WGEServices have seasonal short-term cash requirements resulting from their need to purchase storage gas inventory in advance of the winter heating periods in which the storage gas is sold. Washington Gas generally collects the cost of its gas under gas cost recovery mechanisms. WGEServices collects revenues that are designed to reimburse for its cost of gas used to supply its retail customer contracts. Variations in the timing of cash receipts from customers under these collection methods can significantly affect short-term cash requirements. In addition, both Washington Gas and WGEServices pay their respective commodity suppliers before collecting the accounts receivable balances resulting from these sales. WGEServices derives its funding to finance these activities from short-term debt issued by WGL Holdings.
     WGL Holdings and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. WGL Holdings and Washington Gas each have revolving credit agreements with a group of commercial banks that, at the request of each company and with the approval of the banks, provide credit up to $325 million to each company.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
These credit facilities expire on September 30, 2010. As of December 31, 2006, there were no outstanding borrowings under either the WGL Holdings or Washington Gas credit facilities. Refer to Note 4 of the Notes to Consolidated Financial Statements in this Form 10-Q.
     At December 31, 2006 and September 30, 2006, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper of $246.6 million and $177.4 million, respectively. Of the outstanding notes payable balance at December 31, 2006, $123.8 million and $122.8 million was commercial paper issued by WGL Holdings and Washington Gas, respectively. Of the outstanding notes payable balance at September 30, 2006, $104.6 million and $72.8 million was commercial paper issued by WGL Holdings and Washington Gas, respectively.
     Long-Term Cash Requirements and Related Financing
     Our long-term cash requirements primarily depend upon the level of capital expenditures, long-term debt maturities and decisions to refinance long-term debt. Historically, we have devoted the majority of our capital expenditures to adding new Washington Gas customers in our existing service area. However, as a result of operating issues in Prince George’s County, Maryland that are described later in Management’s Discussion, a higher proportion of our total capital expenditures incurred throughout fiscal year 2006 and in the first quarter of fiscal year 2007 has related to asset replacements rather than to new business; such expenditures are projected to continue through fiscal year 2008. For a further discussion of our projected capital expenditures during fiscal years 2007-2011, refer to the “Capital Expenditures” section of Management’s Discussion within the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2006.
     At December 31, 2006, Washington Gas had the capacity, under a shelf registration that was declared effective by the Securities and Exchange Commission on June 8, 2006, to issue up to $300.0 million of Medium-Term Notes (MTNs).
     Security Ratings
     The table below reflects the current credit ratings for the outstanding debt instruments of WGL Holdings and Washington Gas. Changes in credit ratings may affect WGL Holdings’ and Washington Gas’ cost of short-term and long-term debt and their access to the capital markets. Credit ratings can change at any time.
Credit Ratings for Outstanding Debt Instruments

	WGL Holdings		Washington Gas
	Unsecured		Unsecured
	Medium-Term Notes	Commercial	Medium-Term	Commercial
Rating Service	(Indicative)(a)	Paper	Notes	Paper

Fitch Ratings	A+	F1	AA–	F1+
Moody’s Investors Service	Not Rated	Not Prime	A2	P–1
Standard & Poor’s Ratings Services(b)	AA–	A–1	AA–	A–1

(a) Indicates the ratings that may be applicable if WGL Holdings were to issue unsecured MTNs.

(b) This agency has held a negative outlook on the long-term debt ratings of WGL Holdings and Washington Gas since July 2, 2004.
     Cash Flows Used in Operating Activities
     The primary drivers for our operating cash flows are cash payments received from natural gas customers, offset by our payments for natural gas costs, operation and maintenance expenses, taxes and interest costs. Although long-term interest rates remain relatively low and we have been able to take advantage of refinancing certain of our long-term debt at lower interest rates, interest expense for the three months ended December 31, 2006 and 2005 reflects the effect of a rise in short-term interest rates.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Net cash used in operating activities totaled $12.2 million for the three months ended December 31, 2006. Net cash used in operating activities reflects net income applicable to common stock, as adjusted for non-cash earnings and charges, as well as changes in working capital. Certain changes in working capital from September 30, 2006 to December 31, 2006 are described below:
•	Accounts receivable and unbilled revenues—net increased $274.9 million from September 30, 2006, primarily due to increased sales associated with our winter heating season.

•	Storage gas inventory levels decreased $43.2 million from September 30, 2006 due to seasonal withdrawals.

•	Accounts payable and other accrued liabilities increased $116.1 million, largely attributable to seasonal natural gas purchases.
     Cash Flows Provided by Financing Activities
     Cash flows provided by financing activities totaled $58.9 million for the three months ended December 31, 2006. During this period, we increased our notes payable by a net amount of $69.2 million due to increased working capital requirements, and received $6.5 million in cash proceeds from the issuance of common stock pursuant to our stock-based compensation plan. The increase in cash flows was partially offset by common stock dividend payments totaling $16.5 million.
     Cash Flows Used in Investing Activities
     During the three months ended December 31, 2006, cash flows used in investing activities totaled $38.9 million, $38.8 million of which were for capital expenditures made on behalf of Washington Gas.
CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER COMMERCIAL COMMITMENTS
     Contractual Obligations
     We have certain contractual obligations incurred in the normal course of business that require us to make fixed and determinable payments in the future. These commitments include long-term debt, lease obligations, unconditional purchase obligations for pipeline capacity, transportation and storage services and certain natural gas and electricity commodity commitments.
     Reference is made to the “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” section of Management’s Discussion in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, for a detailed discussion of these contractual obligations. Note 6 of the Notes to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K includes a discussion of long-term debt, including debt maturities. Reference is made to Note 15 of the Notes to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K that reflects information about the various contracts of Washington Gas and WGEServices. Additionally, refer to Note 11 of the Notes to Consolidated Financial Statements in this Form 10-Q.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Financial Guarantees
     WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At December 31, 2006, these guarantees totaled $393.7 million. Termination of these guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings also issued guarantees totaling $4.0 million at December 31, 2006 that were made on behalf of certain of our non-utility subsidiaries associated with their banking transactions. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
     Operating Issues in Prince George’s County, Maryland
     Description of Operating Issues and Related Causes. On April 1, 2005, Washington Gas announced that it would address a significant increase in the number of natural gas leaks on its distribution system in a portion of Prince George’s County, Maryland. Washington Gas retained a consultant to determine the reason for the increase in leaks in the affected area of Prince George’s County. Based on the work conducted by the consultant, it is our opinion that the reason for the higher incidence of leaks in the affected area of Prince George’s County is the composition of the gas resulting from the reactivation of the Cove Point liquefied natural gas (LNG) terminal owned by Dominion Resources, Inc.
     The Cove Point gas contains a lower concentration of heavy hydrocarbons (HHCs) than domestic natural gas. When gas, such as the gas from the Cove Point terminal, is introduced with a lower level of HHCs, the seals on couplings within Washington Gas’ distribution system shrink in size and there is a greater propensity for those seals to cause the couplings to leak.
     Given the increase in the number of natural gas leaks experienced in the affected area of Prince George’s County, Maryland in fiscal year 2005, Washington Gas announced in that year that it would replace gas service lines and rehabilitate gas mains that contain the applicable mechanical couplings in the affected area of the distribution system in Prince George’s County (the rehabilitation project), with a projected date of completion by the end of December 2007. The original estimate of the cost of the rehabilitation project is $144 million. This cost estimate could differ materially from the actual costs incurred for the work associated with this project. Washington Gas’ planned capital expenditures for fiscal years 2007 through 2008 reflect this cost estimate. As of December 31, 2006, Washington Gas had completed approximately 52 percent of the gas main work and 60 percent of the gas service line replacements related to the rehabilitation project.
     We consider the cost of the rehabilitation project described above necessary to provide safe and reliable utility service. We anticipate that costs such as these eventually will be recognized in the ratemaking process as reasonable. Washington Gas has not yet requested recovery of the capital expenditures and maintenance costs being incurred. However, we are also considering the effect of these capital expenditures on Washington Gas’ ability to earn its allowed rate of return in Maryland, and we are evaluating the most appropriate options to enable full and timely recovery of, and return on, the amounts being expended. There can be no assurance at this time that recovery in rates will be allowed or at what point in time such recovery may begin to be reflected in rates.
     Laboratory tests have shown that the injection of HHCs into the type of gas coming from the Cove Point terminal can be effective in re-swelling the seals in couplings which increases their sealing force and, thus, reduces the propensity for the couplings to leak.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
Based upon the scientific evidence available to date, Washington Gas constructed a facility to inject HHCs into the gas stream at the gate station that exclusively receives gas from the Cove Point terminal and serves the affected area of Prince George’s County, Maryland where the increase in gas leaks had been observed. This facility became operational in January 2006 at a cost of approximately $3.2 million. The original $144 million cost estimate of the rehabilitation project previously discussed does not consider any costs that have been incurred to date or that will potentially be incurred associated with implementing further actions such as this (refer to the section below entitled “Cove Point Expansion Project”).
     Since the injection facility became operational in January 2006, Washington Gas has been evaluating the effectiveness of this HHC injection process on the couplings under field conditions. As of December 31, 2006, testing had concluded that the HHCs being injected at this gate station remain in the gas stream and are carried throughout that portion of the distribution system where Washington Gas intends for them to flow.
     Washington Gas also has observed a notable reduction in leak rates since the HHC injection facility became operational in January 2006. Given this observation, coupled with the results of laboratory tests performed to date that support the effectiveness of the HHC injection process, we have extended the schedule of the rehabilitation project. If the expected results materialize, we may modify the overall scope and original $144 million cost estimate of the project. Washington Gas will continue collecting and analyzing leak data in the affected area of Prince George’s County through the 2006-2007 winter heating season and we will continue performing special leak surveys before drawing a definitive conclusion regarding the level of effectiveness of the injection process and the overall scope and cost estimate of the rehabilitation project that ultimately will be incurred. Until such time, Washington Gas will continue its rehabilitation efforts within the affected area in Prince George’s County at modified levels, and will concurrently continue its gas conditioning solution.
     Cove Point Expansion Project. As further discussed below, on June 16, 2006, the FERC issued an order approving a request by Dominion to expand the capacity and output of its Cove Point LNG terminal by the end of 2008. This expansion is expected to result in a substantial increase of Cove Point gas introduced into the Washington Gas distribution system in areas that have distribution and service lines constructed of similar materials and in a similar manner to those in the affected area of Prince George’s County. A portion of the planned expansion project was expected to be implemented by Dominion on or before December 31, 2006. The Cove Point expansion project could increase the risk that other areas of the Washington Gas distribution system may be exposed to Cove Point gas that may be either minimally blended with domestic natural gas pipeline supply or completely unblended with any other gas, thereby potentially causing an increase in leaks on couplings in additional parts of the Washington Gas distribution system. To address this potential risk, Washington Gas has begun efforts to construct two additional HHC injection facilities at gate stations. Washington Gas anticipates that the next gate station injection facility will be operational by the 2007-2008 winter heating season.
     The estimated cost of each of the additional HHC injection facilities will range from an estimated $3 million to $4 million. Washington Gas expects that the cost of these facilities should be includible in the rate base upon which Washington Gas is allowed to earn an allowed rate of return. The estimated cost of these facilities does not include the cost of the purchase of HHCs. At December 31, 2006, Washington Gas had incurred $2.7 million of HHC purchasing costs, and had deferred $360,000 of these costs on the balance sheet as a regulatory asset to be recovered from customers in the future. Currently, Washington Gas is collecting the cost of HHCs in its Purchased Gas Charge (PGC) provision in the District of Columbia from its sales customers. Washington Gas currently is not collecting the cost allocable to Virginia or Maryland customers associated with the purchase of HHCs. The regulatory bodies having jurisdiction over Washington Gas’ rates will determine the ultimate amount that is recoverable from customers for the cost of these HHCs (refer to the section entitled “Rates and Regulatory Matters” under Management’s Discussion for Washington Gas).

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Washington Gas continues to gather and evaluate field and laboratory evidence to reach a definitive conclusion that the injection of HHCs into the gas distribution system will be completely effective in preventing additional leaks or retarding the rate at which additional leaks may occur in the gas distribution system if additional volumes from the Cove Point terminal are introduced. Our construction of the two additional HHC injection facilities may not be timely, permitted or feasible. If the facilities are constructed but the injection of additional HHCs into the gas distribution system is not effective or only partially effective in preventing additional leaks on couplings and we are unable to determine a satisfactory alternative solution on a timely basis, then additional operating expenses and capital expenditures may be necessary to contend with the receipt of increased volumes of gas from the Cove Point LNG terminal into Washington Gas’ distribution system.
     Notwithstanding Washington Gas’ current and potential future actions before its local regulatory commissions with respect to the recovery of costs related to the construction of the injection facilities and the purchase of HHCs, Washington Gas is pursuing remedies to assure that its customers are only paying their appropriate share of the costs of the remediation to maintain the safety of the Washington Gas distribution system.
     Request for FERC Action. In November 2005, Washington Gas requested the FERC to invoke its authority to require Dominion to demonstrate that the increased volumes of the Cove Point gas would flow safely and reliably through the Washington Gas distribution system. Washington Gas specifically requested that the proposed expansion of the Cove Point LNG terminal be denied until Dominion has shown that the Cove Point gas: (i) is of such quality that it is fully interchangeable with the natural gas historically received by Washington Gas and (ii) will not cause harm to its customers or to the infrastructure of Washington Gas’ distribution system.
     On June 16, 2006, the FERC issued an order authorizing Dominion’s request to expand the capacity and output of its Cove Point LNG terminal and, thereby, denying Washington Gas’ request to require Dominion to demonstrate the safety and reliability of the Cove Point gas flowing through the Washington Gas distribution system. On July 17, 2006, Washington Gas filed a Request for Rehearing with the FERC to seek modification of the FERC’s June 16, 2006 order that authorized the Cove Point expansion. Washington Gas pursued the rehearing because specific scientific evidence, points of law and potentially serious safety issues were not adequately addressed by the FERC in its June 16, 2006 order on the Cove Point expansion. Washington Gas was one of several entities requesting such a rehearing. Filings by the Public Service Commission of Maryland (PSC of MD) and other organizations, such as KeySpan Corporation, state that the FERC order failed, in some way, to protect a wide range of consumers’ interests. On January 4, 2007, the FERC rejected Washington Gas’ Request for Rehearing. The FERC also denied the PSC of MD’s and Keyspan’s requests for rehearing. Keyspan and the Maryland Office of People’s Counsel each subsequently filed a Request for Rehearing of the January 4, 2007 FERC order. On January 26, 2007, Washington Gas filed a notice of appeal with the United States Court of Appeals for the District of Columbia Circuit (Court). Washington Gas will request the Court to reverse the June 16, 2006 FERC order that authorized the Cove Point expansion, as well as the January 4, 2007 FERC order that denied Washington Gas’ rehearing request.
     Washington Gas is committed to the use of natural gas from the Cove Point terminal to satisfy the needs of its customers. Washington Gas is willing to work with Dominion Cove Point LNG, the shippers who bring LNG into the Cove Point terminal and the interstate pipelines that deliver gas to Washington Gas in order to achieve and implement an appropriate solution to the issue of gas interchangeability affecting its system. Washington Gas will continue taking steps to protect its system by conditioning gas from Cove Point and by proceeding with its ongoing rehabilitation project in the affected portion of Prince George’s County.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
The extent to which the rehabilitation project is fully completed will depend on the effectiveness of the injection process in the affected area of Prince George’s County during the 2006-2007 winter heating season.
     CREDIT RISK
     Regulated Utility Segment
      Certain suppliers that sell natural gas to Washington Gas have either relatively low credit ratings or are not rated by major credit rating agencies. In the event of a supplier’s failure to deliver contracted volumes of gas, Washington Gas may need to replace those volumes at prevailing market prices which may be higher than the original transaction prices, and pass these costs through to its sales customers under the purchased gas cost adjustment mechanisms. Additionally, Washington Gas enters into contracts with third parties to buy and sell natural gas for the purpose of maximizing the value of its long-term capacity and storage assets, as well as for hedging natural gas costs and interest costs. In the event of a default by these third parties, Washington Gas may be at risk for financial loss to the extent these costs are not passed through to its customers. To manage these various credit risks, Washington Gas screens the creditworthiness of its counterparties and asks them as necessary for financial assurances including, but not limited to, letters of credit and parental guarantees.
      Washington Gas is also exposed to the risk of non-payment of utility bills by certain of its customers. To manage this customer credit risk, Washington Gas may require cash deposits from its high risk customers to cover payment of their bills. The deposits are held for varying periods of time, typically a minimum of one year and, as defined by regulatory tariffs, may be refunded if the customer makes satisfactory payments to Washington Gas during the holding period of the customer deposit. There are no restrictions on Washington Gas’ use of these customer deposits. Washington Gas pays interest to its customers on these deposits in accordance with the requirements of its regulatory commissions.
     Retail Energy-Marketing Segment
      Certain suppliers that sell natural gas or electricity to WGEServices have either relatively low credit ratings or are not rated by major credit rating agencies. Depending on the ability of these suppliers to deliver natural gas or electricity under existing contracts, WGEServices could be financially exposed for the difference between the price at which WGEServices has contracted to buy these commodities and the replacement cost of these commodities that may need to be purchased. Additionally, WGEServices enters into contracts with third parties to hedge the cost of natural gas. Depending on the ability of the third parties to fulfill their commitments, WGEServices could be at risk for financial loss. WGEServices has a credit policy in place that is designed to mitigate these credit risks through a requirement for credit enhancements including, but not limited to, letters of credit and parental guarantees. In accordance with this policy, WGEServices has obtained credit enhancements from certain of its counterparties. If certain counterparties or their guarantors meet the policy’s creditworthiness criteria, WGEServices grants limited amounts of unsecured credit to those counterparties or their guarantors and continuously monitors these unsecured amounts.
     MARKET RISK
     We are exposed to various forms of market risk including commodity price risk, weather risk and interest-rate risk. The following discussion describes these risks and our management of them.
     Price Risk Related to the Regulated Utility Segment
     Washington Gas actively manages its gas supply portfolio to balance its sales and delivery obligations. Washington Gas includes the cost of the natural gas commodity and pipeline services in the purchased gas costs that it includes in firm customers’ rates, as permitted by its jurisdictional tariffs and subject to regulatory review.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     In order to mitigate commodity price risk for its firm customers, Washington Gas has specific regulatory approval in the District of Columbia, Maryland and Virginia to hedge transactions for a limited portion of its natural gas purchases. Washington Gas also mitigates price risk by injecting natural gas into storage during the summer months when prices are generally lower and less volatile, and withdraws that gas during the winter heating season when prices are generally higher and more volatile. Pursuant to a pilot program, Washington Gas has specific regulatory approval in Maryland and Virginia to hedge the cost of natural gas purchased for storage injection.
     Certain of the transactions discussed above, as well as other contracts Washington Gas has entered into for the purchase or sale of natural gas, are considered derivative instruments and are required to be recorded at fair value. Gains and losses associated with these derivative instruments are principally deferred as regulatory liabilities and assets, respectively, with a portion recorded to income or expense, respectively. These derivative instruments had net fair value losses of $11.5 million and $490,000 at December 31, 2006 and September 30, 2006, respectively. Of the December 31, 2006 net fair value loss, $24.3 million represented a fair value loss that was recorded on the balance sheet as a derivative liability, partially offset by a $12.8 million fair value gain that was recorded as a derivative asset. Of the September 30, 2006 net fair value loss, $14.4 million represented a fair value loss that was recorded on the balance sheet as a derivative liability, partially offset by a $13.9 million fair value gain that was recorded as a derivative asset. In connection with these derivative instruments, Washington Gas recorded pre-tax gains to income of $753,000 for the three months ended December 31, 2006; no such gains or losses were recorded for the three months ended December 31, 2005. This accounting is in accordance with regulatory requirements for recoverable or refundable costs.
     Price Risk Related to the Retail Energy-Marketing Segment
     Our retail energy-marketing subsidiary, WGEServices, sells natural gas and electricity to retail customers at both fixed and indexed prices. We must manage daily and seasonal demand fluctuations for these products. The volume and price risks are evaluated and measured separately for natural gas and electricity.
     WGEServices is exposed to market risk to the extent it does not closely match the timing and volume of natural gas and electricity it purchases with the related fixed price or indexed sales commitments. WGEServices’ risk management policies and procedures are designed to minimize these risks.
     Natural Gas. WGEServices faces risk in that over 50 percent of its annual natural gas sales volumes are subject to some variations in customer demand associated with fluctuations in weather and customer conservation. Purchases of natural gas to fulfill retail sales commitments are made generally under fixed-volume contracts that are based on normal weather assumptions. If there is a significant deviation from normal weather that causes purchase commitments to differ significantly from sales levels, WGEServices may be required to buy incremental natural gas or sell excess natural gas at prices that negatively impact gross margins. WGEServices manages this volumetric risk by using storage gas inventory and peaking services offered to marketers by the regulated utilities that provide delivery service for WGEServices’ customers. WGEServices may also manage price risk through the use of derivative instruments that include financial options contracts and wholesale supply contracts that provide for volumetric variability. WGEServices also uses derivative instruments to minimize the price volatility from retail sales contracts which provide customers flexibility on both the price and volumes of natural gas being sold. At December 31, 2006, WGEServices’ derivative instruments related to the purchase and sale of natural gas were recorded on our consolidated balance sheets at a net fair value loss of $1.8 million.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
This amount comprised a $4.3 million fair value loss that was recorded as a derivative liability, net of a $2.5 million fair value gain that was recorded as a derivative asset. At September 30, 2006, our consolidated balance sheets reflected a net fair value gain of $386,000 related to these derivative instruments. This amount comprised a $3.3 million fair value gain that was recorded as a derivative asset, net of a $2.9 million fair value loss that was recorded as a derivative liability. In connection with these derivative instruments, WGEServices recorded pre-tax losses of $4.0 million and $4.1 million for the three months ended December 31, 2006 and 2005, respectively.
     Electricity. WGEServices procures electricity supply under contract structures in which WGEServices assumes the responsibility of matching its customer requirements with its supply purchases. WGEServices assembles the various components of supply, including electric energy, capacity, ancillary services and transmission service from multiple suppliers to match its customer requirements in accordance with its risk management policy.
     To the extent WGEServices has not matched its customer requirements with its supply purchases, it could be exposed to electricity commodity price risk. WGEServices’ electric business also is exposed to fluctuations in weather. Its purchases generally are made under fixed-volume contracts that are based on certain weather assumptions. If there are significant deviations in weather from these assumptions, WGEServices may incur price and volume variances that could negatively impact its expected gross margins.
     Value-at-Risk. WGEServices measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95 percent confidence interval for a one-day holding period, WGEServices’ value-at-risk at December 31, 2006 was approximately $497,000 and $691,000 related to its natural gas and electric portfolios, respectively.
     Weather Risk
     We are exposed to various forms of weather risk in both our regulated utility and unregulated business segments. For Washington Gas, a large portion of its revenues is volume driven and its current rates are based upon an assumption of normal weather. Without weather protection strategies, variations from normal weather will cause our earnings to increase or decrease depending on the weather pattern. As discussed below, Washington Gas has ratemaking provisions in Maryland that are designed to moderate the volatility of its revenues and customers’ monthly bills due to variations in usage from factors such as weather and conservation. Washington Gas does not have similar ratemaking provisions in the District of Columbia or Virginia. Therefore, Washington Gas has relied on a weather insurance policy and a weather derivative, respectively, that were originally designed to fully neutralize the estimated negative financial effects of warmer-than-normal weather in these jurisdictions, as discussed below. During the three months ended December 31, 2006, Washington Gas recorded pre-tax accrued benefits, net of premium costs, of $1.0 million related to both its weather insurance policy and weather derivative. This compares to $270,000 of pre-tax net expense recorded during the three months ended December 31, 2005 related to the two weather products.
     The financial results of our non-regulated energy-marketing business, WGEServices, are also affected by variations from normal weather primarily in the winter relating to its natural gas sales, and throughout the fiscal year relating to its electricity sales. WGEServices manages its weather risk related to its natural gas sales with, among other things, weather hedges which are also discussed below in the section entitled “HDD Derivatives.”

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Billing Adjustment Mechanism. Effective October 1, 2005, Washington Gas implemented a RNA billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. Periods of colder-than-normal weather generally would cause Washington Gas to reduce its revenues and establish a refund liability to customers, while the opposite would generally result during periods of warmer-than-normal weather. Due to the RNA billing mechanism, the warmer-than-normal weather during the first quarter of fiscal year 2007 resulted in an increase in revenues and the recording of a receivable from Maryland customers. Washington Gas has recently filed applications with the SCC of VA and the Public Service Commission of the District of Columbia (PSC of DC) requesting, among other things, to implement an RNA billing mechanism in each of these jurisdictions. A final order from each of the two regulatory commissions on this and all other requests included in these applications is pending. For a further discussion of these regulatory matters, refer to the section entitled “Rates and Regulatory Matters” included under Management’s Discussion for Washington Gas.
     Weather Insurance. The weather insurance policy for the District of Columbia was effective October 1, 2005, and has a three-year term that expires on September 30, 2008. In connection with the insurance policy, Washington Gas recorded to income a pre-tax accrued benefit, net of amortization expense of the related insurance premium, totaling $98,000 for the three months ended December 31, 2006. This compares to $230,000 of pre-tax net expense recorded during the three months ended December 31, 2005.
     HDD Derivatives. During both the three months ended December 31, 2006 and 2005, Washington Gas purchased an HDD derivative designed to fully neutralize the estimated effects of warmer-than-normal weather in Virginia during the covered period. For the 2006-2007 winter heating season, Washington Gas purchased an HDD derivative effective during the period October 15, 2006 through April 30, 2007. During the three months ended December 31, 2006, Washington Gas recorded to income a pre-tax accrued benefit, net of amortization expense of the related premium, totaling $921,000 in connection with this weather derivative. This compares to $40,000 of pre-tax net expense recorded during the three months ended December 31, 2005 related to a weather derivative that was effective during that period.
     WGEServices utilizes HDD derivatives for managing weather risks related to its natural gas sales. These hedges cover a portion of WGEServices’ estimated net revenue exposure to variations in HDDs. For the three months ended December 31, 2006 and 2005, we recorded pre-tax accrued benefits, net of premium costs, of $961,000 and $152,000 related to these hedges, respectively.
     Interest-Rate Risk
     We are exposed to interest-rate risk associated with our debt financing costs. Washington Gas utilizes derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility. During the three months ended December 31, 2006 and 2005, Washington Gas did not utilize derivative instruments associated with its debt financing costs. For a further discussion of our management of interest-rate risk, refer to Management’s Discussion within our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
WASHINGTON GAS LIGHT COMPANY
     This section of Management’s Discussion focuses on the financial position and results of operations of Washington Gas for the reported period. In many cases, explanations for the changes in financial position and results of operations for both WGL Holdings and Washington Gas are substantially the same.
     RESULTS OF OPERATIONS – Three Months Ended December 31, 2006 vs. December 31, 2005
     Summary Results
     Washington Gas reported net income applicable to common stock of $42.9 million for the three months ended December 31, 2006, as compared to $44.7 million reported for the same three months of the prior fiscal year.
     Utility Net Revenues
     We analyze Washington Gas’ financial performance based on its utility net revenues. As discussed below, Washington Gas includes the cost of the natural gas commodity and revenue taxes in its rates charged to customers. Both the cost of the natural gas commodity and revenue taxes are reflected in operating revenues. Accordingly, changes in the cost of natural gas and revenue taxes associated with sales made to customers have no direct effect on Washington Gas’ utility net revenues or net income. The following table presents utility net revenues for the three months ended December 31, 2006 and 2005.

Utility Net Revenues

	Three Months Ended
	December 31,
(In thousands)	2006	2005	Variance

Operating revenues	$433,350	$604,985	$(171,635)
Less: Cost of gas	251,005	410,234	(159,229)
Revenue taxes	15,277	16,693	(1,416)

Utility net revenues	$167,068	$178,058	$(10,990)

     Utility net revenues for Washington Gas were $167.1 million for the three months ended December 31, 2006, as compared to net revenues of $178.1 million for the same three-month period in fiscal year 2006. The decrease in utility net revenues reflects lower natural gas deliveries to firm customers due to factors such as unusual weather patterns and customer conservation which lowered utility net revenues derived in the District of Columbia and Virginia for the first quarter of fiscal year 2007 when compared to the same quarter last fiscal year. Although the decline in natural gas deliveries also was attributable to warmer weather in the 2007 first fiscal quarter than the same quarter of the prior fiscal year, the earnings effect of the warmer-than-normal weather in the current period was neutralized by the application of our regulatory RNA mechanism in Maryland, as well as the benefits from our other weather protection strategies implemented in the District of Columbia and Virginia. The net benefits derived from our weather protection strategies in the District of Columbia and Virginia for the first quarter of fiscal years 2007 and 2006 are reflected in “Operation and maintenance” expense, as discussed below. Utility net revenues for the first quarter of fiscal year 2007 were favorably affected by the addition of 16,142 active customers since the end of the same quarter of the prior fiscal year, partially offset by $1.2 million (pre-tax) of decreased revenues from recoverable carrying costs on lower average storage gas inventories.
     Key gas delivery, weather and meter statistics are shown in the table below for the three months ended December 31, 2006 and 2005.

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Gas Deliveries, Weather and Meter Statistics

	Three Months Ended			Percent
	December 31,			Increase
	2006	2005	Variance	(Decrease)

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	240,513	294,384	(53,871)	(18.3)
Gas Delivered for Others	124,093	135,263	(11,170)	(8.3)

Total Firm	364,606	429,647	(65,041)	(15.1)

Interruptible
Gas Sold and Delivered	1,868	1,676	192	11.5
Gas Delivered for Others	76,793	72,794	3,999	5.5

Total Interruptible	78,661	74,470	4,191	5.6

Electric Generation—Delivered for Others	10,111	15,920	(5,809)	(36.5)

Total deliveries	453,378	520,037	(66,659)	(12.8)

Degree Days
Actual	1,308	1,499	(191)	(12.7)
Normal	1,364	1,362	2	0.1
Percent Colder (Warmer) Than Normal	(4.1)%	10.1%	n/a	n/a
Active Customer Meters (end of period)	1,045,572	1,029,430	16,142	1.6
New Customer Meters Added	6,004	8,169	(2,165)	(26.5)

     Gas Service to Firm Customers. The level of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. Washington Gas’ rates are based on normal weather. The tariffs in the Maryland jurisdiction also include the effects of the RNA mechanism. The tariffs for the remaining two jurisdictions in which Washington Gas operates do not have a weather normalization mechanism. Nonetheless, the combination of declining block rates in the utility’s Virginia jurisdiction and the existence of a fixed demand charge in all jurisdictions to collect a portion of revenues reduces the effect that variations from normal weather have on utility net revenues.
     During the quarter ended December 31, 2006, total natural gas deliveries to firm customers declined 65.0 million therms, or 15.1 percent, to 364.6 million therms delivered during the first quarter of fiscal year 2007. The decline in therm deliveries was driven by warmer weather and other factors that lowered customer usage. In relation to normal weather patterns, weather for the first quarter of fiscal year 2007 was 4.1 percent warmer than normal as compared to 10.1 percent colder than normal for the comparable quarter of the prior fiscal year. As previously discussed, the warmer-than-normal weather in the 2007 first fiscal quarter had a negligible effect on the utility’s net income due to the application of our weather protection strategies. However, factors that also affected customer usage, such as unusual weather patterns and customer conservation, lowered Washington Gas’ net revenues derived in the District of Columbia and Virginia.
     Gas Service to Interruptible Customers. Washington Gas curtails or interrupts service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers increased by 4.2 million therms, or 5.6 percent, during the first quarter of fiscal year 2007 when compared to the same quarter last year, reflecting decreased curtailments of interruptible service due to warmer weather. The effect on net income of any changes in delivered volumes and prices to the interruptible class is limited by margin-sharing arrangements that are included in Washington Gas’ rate designs in the District of Columbia and, to a much smaller extent, in Virginia. Under the Maryland RNA mechanism, rates for interruptible customers in Maryland are based on a traditional cost of service approach, and Washington Gas retains a defined amount above a pre-approved margin threshold level.

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Gas Service for Electric Generation. Washington Gas sells and/or delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the first quarter of fiscal year 2007, deliveries to these customers decreased 36.5 percent to 10.1 million therms as compared to the same quarter of fiscal year 2006. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers with firm customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.
     Utility Operating Expenses
     Operation and Maintenance Expenses. Operation and maintenance expenses of $56.5 million (pre-tax) for the three months ended December 31, 2006 were $4.6 million lower than the same three-month period of the prior fiscal year. Principally contributing to the decrease in these expenses were $4.4 million (pre-tax) of lower expenses for uncollectible accounts and $1.3 million (pre-tax) of increased benefits realized in the first quarter of fiscal year 2007 from our weather protection products in the District of Columbia and Virginia. Partially offsetting the reduced expenses were higher pension and post retirement benefit costs.
     Depreciation and Amortization. Depreciation and amortization expense was $18.3 million (pre-tax) for the first quarter of fiscal year 2007, a decrease of $4.5 million, or 19.6 percent, from the same quarter of the prior fiscal year. The lower expense was attributable to an adjustment recorded in the first quarter of fiscal year 2007 to reflect a reduction in Washington Gas’ depreciation rates on fixed assets related to the Virginia jurisdiction. Approved by the staff of the SCC of VA during the first quarter of fiscal year 2007, we implemented the new depreciation rates retroactive to January 1, 2006. Accordingly, our depreciation and amortization expense for the first quarter ended December 31, 2006 included a benefit totaling $5.2 million (pre-tax), of which $3.9 million (pre-tax) was applicable to the period from January 1, 2006 through September 30, 2006. Partially offsetting the effect of reduced depreciation rates was the effect of increased investment in property, plant and equipment.
     RATES AND REGULATORY MATTERS
     District of Columbia Jurisdiction
     Recovery of HHC Costs. On May 1, 2006, Washington Gas filed two tariff applications with the PSC of DC requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the utility to recover from its delivery service customers the costs of HHCs that are being injected into Washington Gas’ natural gas distribution system. Washington Gas has been recovering the costs of HHCs from sales customers in the District of Columbia through its PGC provision in this jurisdiction. On October 2, 2006, the PSC of DC issued an order rejecting Washington Gas’ proposed tariff revisions until the PSC of MD concludes on its evidentiary hearing related to this matter which was held on February 6, 2007 (refer to “Maryland Jurisdiction” below). On October 12, 2006, Washington Gas filed a Motion for Clarification requesting that the PSC of DC affirm that Washington Gas can continue collecting HHC costs from sales customers through its PGC provision or to record such HHC costs incurred as a regulatory asset pending a ruling by the PSC of DC on future cost recovery. Pending the PSC of DC’s decision on the Motion for Clarification, Washington Gas continues to recover the costs of HHCs from sales customers in the District of Columbia through its PGC provision.
     Application for Rate Increase. On December 21, 2006, Washington Gas filed an application with the PSC of DC requesting to increase its annual net revenues (after gas costs) in the District of Columbia by approximately $20.0 million.

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
The application seeks an overall rate of return of 8.89 percent and a return on common equity of 11.08 percent. This compares to the current overall rate of return of 8.42 percent and return on common equity of 10.60 percent as authorized by the PSC of DC in its Final Order issued to Washington Gas on November 10, 2003.
     Washington Gas also requests approval of various billing, rate design and other proposals, including: (i) the implementation of an RNA billing mechanism; (ii) the implementation of a Performance-Based Rate (PBR) plan and (iii) the implementation of a Gas Administrative Charge (GAC). These proposals are discussed further below.
     Washington Gas proposes to implement a tariff provision for an RNA billing adjustment mechanism in the District of Columbia similar to the RNA mechanism implemented in Maryland. For a further description of the Maryland RNA, refer to the section entitled “Weather Risk” included under Management’s Discussion for WGL Holdings.
     Washington Gas also proposes to implement a PBR plan that is designed to benefit all firm customers in the District of Columbia through the incentives given the utility to improve its performance while preserving service quality and the reliability and safety of its natural gas distribution system. The key features of the proposed PBR plan are: (i) a three-year base rate freeze; (ii) identified key service quality measures to determine Washington Gas’ progress in maintaining a safe and reliable natural gas distribution system while striving to control operating costs and (iii) an earnings sharing mechanism that would enable Washington Gas to share with both its District of Columbia customers and shareholders earnings in excess of a threshold return on equity defined as 50 basis points above the return on equity approved in this rate case proceeding.
     Washington Gas also proposes to implement a GAC that would remove the cost of uncollectible account expense related to gas costs from base rates and, instead, would permit the utility to collect an amount for this expense through its PGC provision. This would more appropriately enable the recovery of such costs only from sales customers and the matching of this expense with changes in gas costs.
     In its rate application with the PSC of DC, Washington Gas requests that a decision by the PSC of DC on its proposals reflected in the rate application be rendered on or before September 21, 2007. The PSC of DC issued a public notice for the rate application that sets a pre-hearing conference for February 27, 2007. The public notice also requests that motions to intervene be filed no later than February 12, 2007, and that a proposed procedural schedule and a list of proposed rate issues may be included with any motion to intervene.
     Maryland Jurisdiction
     Disallowance of Purchased Gas Charges. Each year, the PSC of MD reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’ purchased gas costs are not justified because it failed to support that the charges incurred were based solely on increased costs of natural gas, or it failed to follow competitive and reasonable practices in procuring and purchasing natural gas. On March 14, 2006, in connection with the PSC of MD’s annual review of Washington Gas’ gas costs that were billed to customers in Maryland from September 2003 through August 2004, a Hearing Examiner of the PSC of MD issued a proposed order approving purchased gas charges of Washington Gas for the twelve-month period ending August 2004 except for $4.6 million of such charges that the Hearing Examiner recommended be disallowed because, in the opinion of the Hearing Examiner, they were not reasonably and prudently incurred. Washington Gas filed a Notice of Appeal on April 12, 2006 and a Memorandum on Appeal on April 21, 2006 with the PSC of MD asserting that the Hearing Examiner’s recommendation is without merit.

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
A reply memorandum was filed on May 11, 2006. After consideration of these issues, we expect the PSC of MD to issue a Final Order. Over the past ten years, Washington Gas has incurred similar purchased gas charges which the PSC of MD has reviewed and approved as being reasonably and prudently incurred and therefore subject to recovery from customers. Among other issues included in the appeal, we reminded the PSC of MD of this prior recovery and requested that similar treatment be granted for this matter. During the fiscal year ended September 30, 2006, Washington Gas accrued a liability of $4.6 million (pre-tax) related to the proposed disallowance of these purchased gas charges. If the PSC of MD rules in Washington Gas’ favor, the liability recorded in fiscal year 2006 for this issue will be reversed.
     Recovery of HHC Costs. In March 2006, Washington Gas began recovering the costs of HHCs that are being injected into its natural gas distribution system from Maryland sales customers through its PGC provision in Maryland. On April 28, 2006, Washington Gas filed an application with the PSC of MD requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the utility to recover the cost of HHCs from its delivery service customers, as well as from its sales customers. On June 27, 2006, the PSC of MD issued an order that rejected Washington Gas’ proposed tariff revisions until an evidentiary hearing is held to further consider matters relating to the efficacy of the HHC injections in addressing existing leaks or in preventing additional leaks on Washington Gas’ distribution system (refer to the section entitled “Operating Issues in Prince George’s County, Maryland”). In addition to ordering an evidentiary hearing, the PSC of MD directed Washington Gas to cease recovering HHC costs being recovered through the PGC provision and to record costs that will be incurred in the future in a “pending” regulatory asset account for future regulatory disposition following the conclusion of the evidentiary hearing. The PSC of MD also indicated that the disposition of HHC costs collected previously through the PGC provision will be determined subsequent to the evidentiary hearing which was held on February 6, 2007. A final decision by the PSC of MD is pending.
     Virginia Jurisdiction
     Annual Earnings Test. In connection with a December 18, 2003 Final Order, the SCC of VA ordered Washington Gas to reduce its rate base related to net utility plant by $28 million, which was net of accumulated deferred income taxes of $14 million, and to establish an equivalent regulatory asset that Washington Gas had done for regulatory accounting purposes only. This regulatory asset, which was presented within “Accumulated depreciation and amortization” on the balance sheets, represented the difference between the accumulated reserve for depreciation recorded on the books of Washington Gas and a theoretical reserve that was derived by the Staff of the SCC of VA as part of its review of Washington Gas’ depreciation rates, and was being amortized as a component of depreciation expense over 32 years pursuant to the Final Order. The SCC of VA further ordered that an annual “earnings test” be performed to determine if Washington Gas had earned in excess of its allowed rate of return on common equity for its Virginia operations. In connection with a depreciation study filed by Washington Gas with the SCC of VA, the Staff of the SCC of VA concluded on December 27, 2006 that it was no longer necessary for Washington Gas to recognize this regulatory asset or perform annual earnings test calculations (refer to “Depreciation Study” below for a further discussion of this matter).
     Application for Rate Increase. On September 15, 2006, Washington Gas filed an application with the SCC of VA to increase its annual utility net revenues in Virginia by approximately $23.0 million, subsequently revised to $17.2 million on November 8, 2006, as further discussed in the section below entitled “Depreciation Study.” The application seeks an overall rate of return of 9.12 percent and a return on common equity of 11.25 percent. This compares to the current overall rate of return of 8.44 percent and return on common equity of 10.50 percent as authorized by the SCC of VA in its Final Order issued to Washington Gas on December 18, 2003.

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     In the filed application, Washington Gas also requests approval of various billing, rate design and other proposals including: (i) the implementation of an RNA billing mechanism; (ii) the implementation of a PBR plan; (iii) the recovery of its costs of HHCs as a gas cost from both sales and delivery service customers and (iv) the implementation of a GAC. The proposed implementations of the RNA billing mechanism and GAC are similar to those mechanisms proposed in connection with the rate application filed with the PSC of DC, as discussed above. The following is a discussion of the proposals related to the PBR plan and HHC recovery.
     The Virginia application proposes a PBR plan that is designed to benefit all firm customers in Virginia through the incentives given Washington Gas to improve its performance while preserving service quality and the reliability and safety of its natural gas distribution system. The key features of the proposed PBR plan are: (i) a three-year freeze of base rates; (ii) identified key service quality measures to determine Washington Gas’ progress in maintaining a safe and reliable natural gas distribution system while striving to control operating costs and (iii) an earnings sharing mechanism that would enable Washington Gas to share with both its Virginia customers and shareholders earnings in excess of the top of the range of its return on equity.
     Washington Gas has incurred costs for the purchase of HHCs that are being injected into its natural gas distribution system to condition natural gas deliveries from an LNG terminal in Cove Point, Maryland. Consistent with its method of recovering the cost of the natural gas commodity in all jurisdictions, Washington Gas requests authorization by the SCC of VA to recover its costs of HHCs from both sales and unbundled delivery service customers.
     Washington Gas expects to implement the newly proposed increase in revenues, subject to refund, effective for services rendered on and after February 13, 2007. In its rate application, Washington Gas requests that it be permitted to implement other proposed tariff revisions, such as the RNA billing mechanism and PBR plan, upon final approval by the SCC of VA.
     The SCC of VA has adopted a procedural schedule that directed the VA Staff and any third parties to file testimony and supporting exhibits during the second quarter of fiscal year 2007, and set the hearing date on this matter for April 23, 2007.
     Depreciation Study
     In October 2006, Washington Gas completed a depreciation rate study based on its property, plant and equipment balances as of December 31, 2005. The results of the depreciation study concluded that Washington Gas’ depreciation rates should be reduced due to asset lives being extended beyond previously estimated lives. Under regulatory requirements, these depreciation rates must be approved before they are placed into effect. In the District of Columbia and Maryland, regulatory requirements prescribe that whenever depreciation rates are revised, there must be a corresponding revision to customer billing rates. Accordingly, the new depreciation rates in the District of Columbia and Maryland will not be placed into effect until a rate case proposal is approved enabling this change.
     In connection with Washington Gas’ December 21, 2006 rate application filed with the PSC of DC, Washington Gas included with the filing that portion of the depreciation study related to the District of Columbia jurisdiction. The impact of the newly proposed depreciation rates are reflected in Washington Gas’ cost of service study that is included as part of the rate application. The new depreciation rates will be placed into effect when customer billing rates for revenues are approved and revised to reflect the corresponding change in depreciation rates.

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (concluded)
     In connection with Washington Gas’ September 15, 2006 rate application filed with the SCC of VA, on November 8, 2006, Washington Gas included with the filing that portion of the depreciation study related to the Virginia jurisdiction. Based on the results of the depreciation study, Washington Gas reduced the requested $23.0 million rate increase in the September 15, 2006 SCC of VA application to $17.2 million. In December 2006, the Staff of the SCC of VA approved the reduction in Washington Gas’ depreciation rates. In accordance with Virginia regulatory policy, we implemented the new depreciation rates retroactive to January 1, 2006 which coincides with the date of the approved depreciation study. The impact of the lower depreciation expense will also lower the interim rates to be collected from customers effective February 13, 2007 under the pending rate case. Accordingly, there will be no material effect on net income for periods subsequent to the three months ended December 31, 2006 for the combined effect of lower revenues and lower depreciation expense once those new customer billing rates go into effect.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following issues related to our market risks are included under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and are incorporated by reference into this discussion.
•	Price Risk Related to the Regulated Utility Segment

•	Price Risk Related to the Retail Energy-Marketing Segment

•	Weather Risk

•	Interest-Rate Risk
ITEM 4. CONTROLS AND PROCEDURES

     Senior management, including the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ and Washington Gas’ disclosure controls and procedures as of December 31, 2006. Based on this evaluation process, the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that WGL Holdings’ and Washington Gas’ disclosure controls and procedures are effective. There have been no changes in the Registrants’ internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

WGL Holdings, Inc.
Washington Gas Light Company
Part II—Other Information
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.

99.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.

99.3	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company.

99.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company.

WGL Holdings, Inc.
Washington Gas Light Company
Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

WGL HOLDINGS, INC.

and

WASHINGTON GAS LIGHT COMPANY (Co-Registrants)

Date:	February 9, 2007	/s/ Mark P. O’Flynn

Mark P. O’Flynn
Controller
(Principal Accounting Officer)