Form 10-Q
period 2007-06-30
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2007-08-09
CIK 104819, 1103601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

I.R.S.
Commission	Exact name of registrant as specified in its charter	State of	Employer
File Number	and principal office address and telephone number	Incorporation	Identification No.

1-16163	WGL Holdings, Inc. 101 Constitution Ave., N.W. Washington, D.C. 20080 (703) 750-2000	Virginia	52-2210912

0-49807	Washington Gas Light Company 101 Constitution Ave., N.W. Washington, D.C. 20080 (703) 750-4440	District of Columbia and Virginia	53-0162882

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
WGL Holdings, Inc. common stock, no par value, outstanding as of July 31, 2007: 49,309,995 shares.
All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of July 31, 2007.

WGL Holdings, Inc.
Washington Gas Light Company
For the Quarter Ended June 30, 2007

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
     SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
     Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans” and similar expressions, or future or conditional verbs such as “will,” “should,” “would” and “could.” Although we believe such forward-looking statements are based on reasonable assumptions, they cannot give assurance that every objective will be achieved. Forward-looking statements speak only as of today, and we assume no duty to update them. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:
•	the level and rate at which costs and expenses are incurred and the extent to which they are allowed to be recovered from customers through the regulatory process in connection with constructing, operating and maintaining Washington Gas’s natural gas distribution system;

•	the ability to implement successful approaches to modify the current or future composition of gas delivered to customers or to remediate the effects of the current or future composition of gas delivered to customers, as a result of the introduction of gas from the Cove Point facility to Washington Gas’s natural gas distribution system;

•	the ability to recover the costs of implementing steps to accommodate delivery of natural gas to customers as a result of the receipt of gas from the Cove Point facility;

•	variations in weather conditions from normal levels;

•	the availability of natural gas supply and interstate pipeline transportation and storage capacity;

•	the ability of natural gas producers, pipeline gatherers and natural gas processors to deliver natural gas into interstate pipelines for delivery by those interstate pipelines to the entrance points of Washington Gas’s natural gas distribution system as a result of factors beyond our control;

•	changes in economic, competitive, political and regulatory conditions and developments;

•	changes in capital and energy commodity market conditions;

ii

WGL Holdings, Inc.
Washington Gas Light Company

•	changes in credit ratings of debt securities of WGL Holdings or Washington Gas that may affect access to capital or the cost of debt;

•	changes in credit market conditions and creditworthiness of customers and suppliers;

•	changes in relevant laws and regulations, including tax, environmental and employment laws and regulations;

•	legislative, regulatory and judicial mandates or decisions affecting business operations or the timing of recovery of costs and expenses;

•	the timing and success of business and product development efforts and technological improvements;

•	the pace of deregulation efforts and the availability of other competitive alternatives to our products and services;

•	changes in accounting principles;

•	new commodity purchase and sales contracts or financial contracts and modifications in the terms of existing contracts that may materially affect fair value calculations under derivative accounting requirements;

•	the ability of Washington Gas to implement effectively the outsourcing of several of its business functions;

•	acts of God and terrorist activities and

•	other uncertainties.
     The outcome of negotiations and discussions that the registrants may hold with other parties from time to time regarding utility and energy-related investments and strategic transactions that are both recurring and non-recurring may also affect future performance. All such factors are difficult to predict accurately and are generally beyond the direct control of the registrants. Accordingly, while we believe that the assumptions are reasonable, we cannot ensure that all expectations and objectives will be realized. Readers are urged to use care and consider the risks, uncertainties and other factors that could affect our business as described in this Quarterly Report on Form 10-Q. All forward-looking statements made in this report rely upon the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

iii

WGL Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements

	June 30,	September 30,
(In thousands)	2007	2006

ASSETS
Property, Plant and Equipment
At original cost	$3,035,054	$2,949,951
Accumulated depreciation and amortization	(907,506)	(882,056)

Net property, plant and equipment	2,127,548	2,067,895

Current Assets
Cash and cash equivalents	67,170	4,350
Receivables
Accounts receivable	195,138	154,243
Gas costs and other regulatory assets	5,948	14,609
Unbilled revenues	48,121	46,557
Allowance for doubtful accounts	(14,746)	(17,676)

Net receivables	234,461	197,733

Materials and supplies—principally at average cost	17,805	18,302
Storage gas—at cost (first-in, first-out)	189,658	296,061
Deferred income taxes	12,787	11,360
Other prepayments—principally taxes	8,195	12,208
Other	14,534	22,008

Total current assets	544,610	562,022

Deferred Charges and Other Assets
Regulatory assets
Gas costs	2,794	11,950
Other	74,634	65,330
Prepaid qualified pension benefits	73,821	76,245
Other	11,060	7,964

Total deferred charges and other assets	162,309	161,489

Total Assets	$2,834,467	$2,791,406

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,008,872	$921,807
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	605,364	576,139

Total capitalization	1,642,409	1,526,119

Current Liabilities
Current maturities of long-term debt	31,075	60,994
Notes payable	33,600	177,376
Accounts payable and other accrued liabilities	250,219	201,401
Wages payable	16,648	13,761
Accrued interest	13,775	3,298
Dividends declared	17,219	16,826
Customer deposits and advance payments	41,446	49,595
Gas costs and other regulatory liabilities	15,535	14,212
Accrued taxes	35,982	8,963
Other	16,022	14,416

Total current liabilities	471,521	560,842

Deferred Credits
Unamortized investment tax credits	12,479	13,151
Deferred income taxes	297,097	295,718
Accrued pensions and benefits	48,986	44,173
Asset retirement obligations	29,012	27,362
Regulatory liabilities
Accrued asset removal costs	280,321	268,922
Other	16,918	17,235
Other	35,724	37,884

Total deferred credits	720,537	704,445

Commitments and Contingencies (Note12)

Total Capitalization and Liabilities	$2,834,467	$2,791,406

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

(In thousands, except per share data)	2007	2006	2007	2006

OPERATING REVENUES
Utility	$233,107	$183,595	$1,363,186	$1,490,588
Non-utility	234,351	163,326	957,137	823,684

Total Operating Revenues	467,458	346,921	2,320,323	2,314,272

OPERATING EXPENSES
Utility cost of gas	123,486	87,402	822,363	972,351
Non-utility cost of energy-related sales	200,624	148,049	905,471	800,556
Operation and maintenance	65,112	60,964	205,090	193,942
Depreciation and amortization	23,758	23,294	66,973	69,524
General taxes and other assessments	21,862	17,666	84,142	77,708

Total Operating Expenses	434,842	337,375	2,084,039	2,114,081

OPERATING INCOME	32,616	9,546	236,284	200,191
Other Income (Expenses)—Net	2,152	1,813	2,697	2,716
Interest Expense
Interest on long-term debt	9,997	10,059	30,047	30,586
Other—net	1,649	1,568	7,432	5,726

Total Interest Expense	11,646	11,627	37,479	36,312
Dividends on Washington Gas preferred stock	330	330	990	990

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	22,792	(598)	200,512	165,605
INCOME TAX EXPENSE (BENEFIT)	9,821	(14)	79,068	63,683

INCOME (LOSS) FROM CONTINUING OPERATIONS	12,971	(584)	121,444	101,922
Loss from discontinued operations, net of income tax benefit	—	(1,240)	—	(2,477)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$12,971	$(1,824)	$121,444	$99,445

AVERAGE COMMON SHARES OUTSTANDING
Basic	49,259	48,762	49,131	48,754
Diluted	49,557	48,762	49,313	48,891

EARNINGS (LOSS) PER AVERAGE COMMON SHARE
Basic
Income (loss) from continuing operations	$0.26	$(0.01)	$2.47	$2.09
Loss from discontinued operations	—	(0.03)	—	(0.05)

Basic earnings (loss) per average common share	$0.26	$(0.04)	$2.47	$2.04

Diluted
Income (loss) from continuing operations	$0.26	$(0.01)	$2.46	$2.08
Loss from discontinued operations	—	(0.03)	—	(0.05)

Diluted earnings (loss) per average common share	$0.26	$(0.04)	$2.46	$2.03

DIVIDENDS DECLARED PER COMMON SHARE	$0.3425	$0.3375	$1.0225	$1.0075

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Nine Months Ended
	June 30,

(In thousands)	2007	2006

OPERATING ACTIVITIES
Net income applicable to common stock	$121,444	$99,445

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Loss from discontinued operations, net of income tax benefit	—	2,477
Depreciation and amortization:
Per Consolidated Statements of Income	66,973	69,524
Charged to other accounts	2,710	3,272
Deferred income taxes—net	713	(7,980)
Amortization of investment tax credits	(672)	(672)
Accrued/deferred pension cost	1,141	(1,119)
Other non-cash charges (credits)—net	3,769	3,668

CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(45,389)	(63,365)
Gas costs and other regulatory assets/liabilities—net	9,984	(4,608)
Storage gas	106,403	59,872
Other prepayments—principally taxes	4,013	2,977
Accounts payable and other accrued liabilities	40,824	(27,500)
Wages payable	2,887	3,219
Customer deposits and advance payments	(8,149)	(16,135)
Accrued taxes	27,019	40,606
Accrued interest	10,477	10,117
Other current assets	7,971	17,542
Other current liabilities	1,606	923
Deferred purchased gas costs—net	9,156	(233)
Deferred assets—other	(11,677)	2,810
Deferred liabilities—other	1,174	2,044
Other—net	107	1,249

Net Cash Provided by Operating Activities of Continuing Operations	352,484	198,133
Net Cash Provided by Operating Activities of Discontinued Operations	—	449

Net Cash Provided by Operating Activities	352,484	198,582

FINANCING ACTIVITIES
Common stock issued	11,488	—
Long-term debt issued	240	77,650
Long-term debt retired	(1,009)	(75,105)
Debt issuance costs	(16)	(710)
Notes payable issued (retired)—net	(143,776)	49,067
Dividends on common stock	(49,930)	(48,881)
Other financing activities—net	669	(1,031)

Net Cash (Used in) Provided by Financing Activities	(182,334)	990

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(107,445)	(113,909)
Other investing activities—net	115	(2,269)

Net Cash Used in Investing Activities of Continuing Operations	(107,330)	(116,178)
Net Cash Used in Investing Activities of Discontinued Operations	—	(158)

Net Cash Used in Investing Activities	(107,330)	(116,336)

INCREASE IN CASH AND CASH EQUIVALENTS	62,820	83,236
Cash and Cash Equivalents at Beginning of Year	4,350	4,842

Cash and Cash Equivalents at End of Period	$67,170	$88,078

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$54,406	$35,297
Interest paid	$26,490	$25,656
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital Expenditures included in accounts payable and other accrued liabilities	$7,994	$(2,782)
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	June 30,	September 30,
(In thousands)	2007	2006

ASSETS
Property, Plant and Equipment
At original cost	$3,004,605	$2,920,552
Accumulated depreciation and amortization	(888,665)	(864,310)

Net property, plant and equipment	2,115,940	2,056,242

Current Assets
Cash and cash equivalents	65,632	4,086
Receivables
Accounts receivable	111,846	55,557
Gas costs and other regulatory assets	5,948	14,609
Unbilled revenues	17,866	18,337
Allowance for doubtful accounts	(13,540)	(16,543)

Net receivables	122,120	71,960

Materials and supplies—principally at average cost	17,805	18,302
Storage gas—at cost (first-in, first-out)	137,254	217,242
Deferred income taxes	13,083	11,313
Other prepayments—principally taxes	7,387	11,395
Receivables from associated companies	635	1,140
Other	4,680	10,760

Total current assets	368,596	346,198

Deferred Charges and Other Assets
Regulatory assets
Gas costs	2,794	11,950
Other	74,634	64,833
Prepaid qualified pension benefits	73,452	75,865
Other	8,027	7,899

Total deferred charges and other assets	158,907	160,547

Total Assets	$2,643,443	$2,562,987

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$917,158	$857,353
Preferred stock	28,173	28,173
Long-term debt	604,367	574,139

Total capitalization	1,549,698	1,459,665

Current Liabilities
Current maturities of long-term debt	30,000	60,000
Notes payable	15	72,775
Accounts payable and other accrued liabilities	171,255	133,305
Wages payable	16,430	13,533
Accrued interest	13,775	3,298
Dividends declared	17,219	16,826
Customer deposits and advance payments	41,346	49,495
Gas costs and other regulatory liabilities	15,535	14,212
Accrued taxes	36,563	8,676
Payables to associated companies	21,774	17,332
Other	13,198	9,363

Total current liabilities	377,110	398,815

Deferred Credits
Unamortized investment tax credits	12,471	13,140
Deferred income taxes	296,238	297,213
Accrued pensions and benefits	48,893	44,082
Asset retirement obligations	28,157	26,554
Regulatory liabilities
Accrued asset removal costs	280,321	268,922
Other	16,914	17,205
Other	33,641	37,391

Total deferred credits	716,635	704,507

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$2,643,443	$2,562,987

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

(In thousands)	2007	2006	2007	2006

OPERATING REVENUES
Utility	$236,184	$185,768	$1,377,196	$1,503,562
Non-utility	62	151	208	553

Total Operating Revenues	236,246	185,919	1,377,404	1,504,115

OPERATING EXPENSES
Utility cost of gas	126,563	89,575	836,373	985,325
Operation and maintenance	59,349	56,798	186,715	180,620
Depreciation and amortization	23,361	23,022	65,711	68,706
General taxes and other assessments	20,743	18,035	81,136	78,461

Total Operating Expenses	230,016	187,430	1,169,935	1,313,112

OPERATING INCOME (LOSS)	6,230	(1,511)	207,469	191,003
Other Income (Expense)—Net	2,025	1,374	2,176	1,423
Interest Expense
Interest on long-term debt	9,972	10,059	29,974	30,586
Other—net	1,063	357	4,158	2,526

Total Interest Expense	11,035	10,416	34,132	33,112

INCOME (LOSS) BEFORE INCOME TAXES	(2,780)	(10,553)	175,513	159,314
INCOME TAX EXPENSE (BENEFIT)	(1,190)	(4,033)	68,347	60,703

NET INCOME (LOSS) (BEFORE PREFERRED STOCK DIVIDENDS)	(1,590)	(6,520)	107,166	98,611
Dividends on preferred stock	330	330	990	990

NET INCOME (LOSS) (APPLICABLE TO COMMON STOCK)	$(1,920)	$(6,850)	$106,176	$97,621

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Nine Months Ended
	June 30,

(In thousands)	2007	2006

OPERATING ACTIVITIES
Net income (before preferred stock dividends)	$107,166	$98,611

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization:
Per Statements of Income	65,711	68,706
Charged to other accounts	2,638	3,272
Deferred income taxes—net	(1,960)	(6,673)
Amortization of investment tax credits	(669)	(670)
Accrued/deferred pension cost	1,121	(1,125)
Other non-cash charges (credits)—net	3,265	3,368

CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(58,316)	(24,966)
Gas costs and other regulatory assets/liabilities— net	9,984	(4,608)
Storage gas	79,988	53,697
Other prepayments—principally taxes	4,008	5,030
Accounts payable and other accrued liabilities, including payables to associated companies	34,398	(21,098)
Wages payable	2,897	3,224
Customer deposits and advance payments	(8,149)	2,058
Accrued taxes	27,887	49,518
Accrued interest	10,477	10,117
Other current assets	6,577	11,298
Other current liabilities	3,835	544
Deferred purchased gas costs—net	9,156	(233)
Deferred assets—other	(9,206)	3,019
Deferred liabilities—other	(454)	3,212
Other—net	(868)	1,004

Net Cash Provided by Operating Activities	289,486	257,305

FINANCING ACTIVITIES
Long-term debt issued	240	77,650
Long-term debt retired	(15)	(75,105)
Debt issuance costs	(16)	(710)
Notes payable issued (retired)—net	(72,760)	(10,395)
Dividends on common stock and preferred stock	(50,918)	(49,871)
Other financing activities—net	669	(1,031)

Net Cash Used in Financing Activities	(122,800)	(59,462)

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(105,255)	(111,357)
Other investing activities—net	115	(2,269)

Net Cash Used in Investing Activities	(105,140)	(113,626)

INCREASE IN CASH AND CASH EQUIVALENTS	61,546	84,217
Cash and Cash Equivalents at Beginning of Year	4,086	3,054

Cash and Cash Equivalents at End of Period	$65,632	$87,271

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$44,142	$22,996
Interest paid	$23,215	$22,456
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures included in accounts payable and other accrued liabilities	$7,994	$(2,241)
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
     The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Therefore, certain financial information and footnote disclosures accompanying annual financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) are omitted in this interim report pursuant to the SEC rules and regulations. The interim consolidated financial statements and accompanying notes should be read in conjunction with the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2006. Due to the seasonal nature of Washington Gas’s and WGEServices’ businesses, the results of operations for the periods presented in this report do not necessarily represent the expected and actual results for the full fiscal years ending September 30, 2007 and 2006 of either WGL Holdings or Washington Gas.
     The accompanying unaudited consolidated financial statements for WGL Holdings and Washington Gas reflect all normal recurring adjustments that are necessary, in our opinion, to present fairly the results of operations in accordance with GAAP.
     For a description of our accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2006. There have been no significant changes to these policies subsequent to September 30, 2006 except for the adoption of two new accounting standards, as discussed below.
     Certain reclassifications have been made to the consolidated financial statements of WGL Holdings and the financial statements of Washington Gas for the prior periods presented to conform to the presentation in the current periods of fiscal year 2007. During the fourth quarter of fiscal year 2006, we revised the format of our statements of income, in part, to present our results of operations without sub-captions for both our utility and non-utility operations. The primary effect of this change in format was to combine the operating revenues and expenses for our utility and non-utility operations, thereby resulting in a singular presentation of operating income. The change in format also reflects an increase in operating income as a result of excluding income taxes from utility and non-utility operating expenses. Under the new format, we combined all income taxes into one caption labeled “Income taxes” which is presented below

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
operating income. None of these reclassifications had any effect on the net income or earnings per share of WGL Holdings or the net income of Washington Gas.
     Newly Implemented Accounting Standards
     Effective October 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, which supersedes Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless the new accounting principle requires a different application or it is impracticable. The adoption of this standard had no effect on our consolidated financial statements for the three and nine months ended June 30, 2007 and 2006.
     In June 2006, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force (EITF) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). This EITF provides guidance on the income statement presentation of any taxes assessed by a governmental authority on and concurrent with a specific revenue producing transaction between a seller and a customer. The EITF concluded that the presentation of such taxes, on a gross or net basis, is an accounting policy decision that should be disclosed. This EITF is applicable to us effective January 1, 2007.
     Revenue taxes such as gross receipts taxes, PSC fees, franchise fees and energy taxes are reported gross in operating revenues. Refer to Note 10—Operating Segment Reporting for amounts recorded related to revenue taxes.
     Newly Issued Accounting Standards
     Fair Value. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure financial assets and liabilities and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for us on October 1, 2008. We are currently evaluating the effects of this standard on the consolidated financial statements.
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
     Pension and Other Post-Retirement Benefit Plans. In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions and SFAS 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability on its balance sheet, and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS No. 158 will be effective for us on September 30, 2007. Although we are currently evaluating the effect of

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
this new standard, we expect that this new standard will materially affect our balance sheets. We expect that this standard will result in a significant decrease to our asset for “Prepaid qualified pension benefits” and a significant increase to our liability for “Accrued pensions and benefits,” along with a corresponding increase to regulatory assets.
     Income Taxes. In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertain events related to income taxes recognized in financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, this interpretation provides guidance on the de-recognition and classification of a tax position reflected within the financial statements and the recognition of interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for us on October 1, 2007. We are currently evaluating the effect of this standard on our consolidated financial statements.
     In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). This FSP amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. We are evaluating the effect of this standard on our financial statements in conjunction with our evaluation of FIN 48.
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
     In April 2007, the FASB issued FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39. This FSP amends FIN 39, Offsetting of Amounts Related to Certain Contracts, to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133). Additionally, it permits a reporting entity to offset cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The guidance in this FSP will be effective for us on October 1, 2008. Based on the derivative contracts entered into to date, the adoption of this FSP will not have a material effect on our consolidated financial statements.
NOTE 2. DISCONTINUED OPERATIONS

     During the quarter ended June 30, 2006, we completed a plan for the disposition of American Combustion Industries, Inc. (ACI) and, on September 29, 2006, we sold all of the outstanding shares of common stock of ACI to an unrelated party. ACI was previously reported as part of our commercial heating, ventilating and air conditioning (HVAC) business segment. ACI was reported as a discontinued operation of WGL Holdings and, accordingly, its operating results and cash flows for the three and nine months ended June 30, 2006 have been presented separately from our continuing operations in the consolidated financial statements of WGL Holdings. The terms of the sales agreement provide for two post-closing adjustments, one in late 2006 and another in late 2007, to adjust the sales price for issues primarily related to working capital targets and to settle a “hold back” amount of the purchase price which was not conveyed at the closing in September 2006. WGL Holdings has recorded an estimate for these adjustments on its balance sheet to “Accounts receivable.” We have notified the purchaser of our claim for the first working capital adjustment and

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
the “hold back” amount due. The purchaser has disputed our claim and submitted a counter claim for different issues. If the actual adjustments to the sales price differ from what we have estimated, these differences will be reflected in the results of discontinued operations in a future period. The amount recorded to “Accounts receivable” is not material to our financial statements.
     For the three and nine months ended June 30, 2006, ACI’s net loss from operations is reported as “Loss from discontinued operations, net of income tax benefit” on the Consolidated Statements of Income. The following table summarizes selected financial information related to the operating results of ACI.
Operating Results of Discontinued Operations (a)

	Three Months Ended	Nine Months Ended
(In thousands)	June 30, 2006	June 30, 2006

Revenues(b)	$4,712	$17,673

Loss before income tax benefit (including an impairment charge of $578,000)	(1,549)	(3,784)
Income tax benefit	309	1,307

Loss from discontinued operations, net of income tax benefit	$(1,240)	$(2,477)

(a)	Subsequent to the September 29, 2006 sale of ACI, there have been no operating results for discontinued operations for the three and nine months ended June 30, 2007.

(b)	Includes intercompany revenues of $184,000 and $742,000 for the three and nine months ended June 30, 2006, respectively.
NOTE 3. SEVERANCE AND CURTAILMENT COSTS

     On June 19, 2007, Washington Gas entered into a 10-year definitive Master Services Agreement with Accenture LLP, an Illinois limited liability partnership (Accenture). Under this agreement, Accenture will provide business process outsourcing services to Washington Gas for certain business processes related to human resources, information technology, consumer services and finance operations. Over the course of the next 18 months, this business process outsourcing (BPO) plan is estimated to eliminate approximately 300 positions, of which 50 are currently vacant. Washington Gas expects to incur approximately $5.8 million for severance and $4.0 million for curtailment costs associated with its pension and other post retirement benefit plans (refer to Note 13—Pension and Other Post-Retirement Benefit Plans). We believe that substantially all of these costs, along with other costs necessary to implement the BPO plan, will ultimately be recoverable through the ratemaking process.
     During the third quarter of fiscal year 2007, Washington Gas recorded a regulatory asset in the amount of $8.5 million related to employee severance and curtailment costs that arose in the third quarter in recognition of organizational changes necessary to implement the BPO plan. All or a portion of these costs could be expensed if the regulators in our jurisdictions do not permit recovery of such costs in pending or future rate cases. We expensed $972,000 of severance costs allocable to the District of Columbia associated with this plan because it is not sufficiently clear when or how the District of Columbia Public Service Commission (PSC of DC) will address the pending rate design proposal concerning the deferral and amortization of these costs. To the extent these costs are not deferred as regulatory assets, they will be recognized in “Operation and maintenance” expense.
NOTE 4. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

     The tables below provide details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets for both WGL Holdings and Washington Gas.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
WGL Holdings, Inc.

(In thousands)	Jun. 30, 2007	Sept. 30, 2006

Accounts payable — trade	$210,640	$168,144
Employee benefits and payroll accruals	16,816	15,136
Other accrued liabilities	22,763	18,121

Total	$250,219	$201,401

Washington Gas Light Company

(In thousands)	Jun. 30, 2007	Sept. 30, 2006

Accounts payable — trade	$136,717	$104,650
Employee benefits and payroll accruals	15,808	13,740
Other accrued liabilities	18,730	14,915

Total	$171,255	$133,305

NOTE 5. SHORT-TERM DEBT

     At June 30, 2007 and September 30, 2006, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper of $33.6 million and $177.4 million, respectively, at a weighted average cost of 5.46 percent and 5.36 percent, respectively. Substantially all of the outstanding notes payable balance at June 30, 2007, was commercial paper issued by WGL Holdings. Of the outstanding notes payable balance at September 30, 2006, $104.6 million and $72.8 million was commercial paper issued by WGL Holdings and Washington Gas, respectively.
     WGL Holdings and Washington Gas each have revolving credit agreements with a group of commercial banks in an amount equal to or greater than our expected maximum commercial paper position. At June 30, 2007, WGL Holdings’ and Washington Gas’s credit facilities permitted borrowings up to $275 million and $225 million, respectively with provisions to permit, with the banks’ approval, additional lines of credit for WGL Holdings and Washington Gas of $50 million and $100 million, respectively. As of June 30, 2007, there were no outstanding borrowings under either the WGL Holdings or Washington Gas credit facilities. On August 3, 2007 WGL Holdings and Washington Gas each amended and restated their existing revolving credit facilities. The amended and restated credit facilities are with a group of commercial banks, and expire on August 3, 2012, with unlimited one-year extension options. Any election by a lender to renew its commitment for the extended period will be at the lender’s sole discretion. The amended and restated credit facility for WGL Holdings permits it to borrow up to $400 million, and further permits, with the banks’ approval, an additional line of credit of $50 million for a maximum potential total of $450 million. The amended and restated credit facility for Washington Gas permits it to borrow up to $300 million, and further permits, with the banks’ approval, an additional line of credit of $100 million for a maximum potential total of $400 million.
     Both WGL Holdings and Washington Gas may reduce the amount of the commitments at their option. Depending on the type of borrowing option chosen under the amended and restated credit facilities, loans may bear interest at variable rates based on the Eurodollar rate, the higher of the prime lending rate or the Fed Funds effective rate, or at a competitive rate determined through auction. WGL Holdings and Washington Gas may elect to have the principal balance of the loans outstanding at maturity continue as non-revolving term loans for a period of one year from the maturity date. An additional 0.25 percent premium shall be applied to the pricing of the non-revolving term loans.
     Facility fees related to the amended and restated credit facilities for both companies are based on the long-term debt ratings of Washington Gas. In the event the long-term debt of Washington Gas is

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
downgraded below certain levels, WGL Holdings and Washington Gas would be required to pay higher facility fees. Under the terms of the amended and restated credit facilities, the ratio of consolidated financial indebtedness to consolidated total capitalization can not exceed 0.65 to 1.0 (65.0 percent). In addition, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. The failure to inform the lenders’ agent of changes in these areas deemed material in nature might constitute default under the agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable.
NOTE 6. COMMON SHAREHOLDERS’ EQUITY

     The tables below reflect the components of “Common shareholders’ equity” for WGL Holdings and Washington Gas as of June 30, 2007 and September 30, 2006.
WGL Holdings, Inc.
Components of Common Shareholders’ Equity

(In thousands, except shares)	Jun. 30, 2007	Sept. 30, 2006

Common stock, no par value, 120,000,000 shares authorized, 49,309,995 and 48,878,499 shares issued, respectively	$490,081	$477,671
Paid-in capital	11,322	8,178
Retained earnings	511,708	440,587
Accumulated other comprehensive loss, net of taxes	(4,239)	(4,629)

Total	$1,008,872	$921,807

Washington Gas Light Company Components of Common Shareholder’s Equity
(In thousands, except shares)	Jun. 30, 2007	Sept. 30, 2006

Common stock, $1 par value, 80,000,000 shares authorized, 46,479,536 shares issued	$46,479	$46,479
Paid-in capital	462,467	458,907
Retained earnings	412,451	356,596
Accumulated other comprehensive loss, net of taxes	(4,239)	(4,629)

Total	$917,158	$857,353

NOTE 7. COMPREHENSIVE INCOME (LOSS)

     The tables below reflect the components of “Comprehensive income (loss)” for the three and nine months ended June 30, 2007 and 2006 for WGL Holdings and Washington Gas. Items that are excluded from “Net income (loss)” and charged directly to “Common shareholders’ equity” are accumulated in “Other comprehensive income (loss), net of taxes.” The amount of “Accumulated other comprehensive loss, net of taxes” is included in “Common shareholders’ equity” (refer to Note 6—Common Shareholders’ Equity).

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
WGL Holdings, Inc.
Components of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

(In thousands)	2007	2006	2007	2006

Net income (loss) applicable to common stock	$12,971	$(1,824)	$121,444	$99,445
Other comprehensive income (loss), net of taxes—minimum pension liability adjustment	—	—	390	(856)

Comprehensive income (loss)	$12,971	$(1,824)	$121,834	$98,589

Washington Gas Light Company Components of Comprehensive Income (Loss)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,

(In thousands)	2007	2006	2007	2006

Net income (loss) (before preferred stock dividends)	$(1,590)	$(6,520)	$107,166	$98,611
Other comprehensive income (loss), net of taxes—minimum pension liability adjustment	—	—	390	(856)

Comprehensive income (loss)	$(1,590)	$(6,520)	$107,556	$97,755

NOTE 8. EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for WGL Holdings for the three and nine months ended June 30, 2007 and 2006.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Basic and Diluted EPS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2007	2006	2007	2006

Basic earnings (loss) per average common share:
Income (loss) from continuing operations	$12,971	$(584)	$121,444	$101,922
Loss from discontinued operations, net of income tax benefit	—	(1,240)	—	(2,477)

Net income (loss) applicable to common stock	$12,971	$(1,824)	$121,444	$99,445

Average common shares outstanding—basic	49,259	48,762	49,131	48,754

Basic earnings (loss) per average common share:
Income (loss) from continuing operations	$0.26	$(0.01)	$2.47	$2.09
Loss from discontinued operations	—	(0.03)	—	(0.05)

Basic earnings (loss) per average common share	$0.26	$(0.04)	$2.47	$2.04

Diluted earnings (loss) per average common share:
Income (loss) from continuing operations	$12,971	$(584)	$121,444	$101,922
Loss from discontinued operations, net of income tax benefit	—	(1,240)	—	(2,477)

Net income (loss) applicable to common stock	$12,971	$(1,824)	$121,444	$99,445

Average common shares outstanding—basic	49,259	48,762	49,131	48,754
Stock-based compensation plans	298	—	182	137

Total average common shares outstanding—diluted	49,557	48,762	49,313	48,891

Diluted earnings (loss) per average common share:
Income (loss) from continuing operations	$0.26	$(0.01)	$2.46	$2.08
Loss from discontinued operations	—	(0.03)	—	(0.05)

Diluted earnings (loss) per average common share	$0.26	$(0.04)	$2.46	$2.03

     For the three months ended June 30, 2007, we did not exclude any weighted average outstanding stock options from the calculation of diluted EPS. For the nine months ended June 30, 2007, we had certain weighted average outstanding stock options of 531,000 shares that were excluded from the calculation of diluted EPS as their effect would be anti-dilutive. We incurred a net loss for the three months ended June 30, 2006; therefore, all common shares issuable pursuant to stock-based compensation plans, which included weighted average stock options and performance shares of 1.6 million shares and 61,000 shares, respectively, were not considered in the diluted loss per share calculations due to the anti-dilutive effect of such shares. For the nine months ended June 30, 2006, we had weighted average stock options outstanding of 364,000 shares that were excluded from the calculation of diluted EPS as their effect would be anti-dilutive.
NOTE 9. DERIVATIVE AND WEATHER-RELATED INSTRUMENTS

     DERIVATIVE INSTRUMENTS
     Regulated Utility Operations
     Washington Gas enters into certain contracts related to the sale and purchase of natural gas that qualify as derivative instruments and are accounted for under SFAS No. 133. Gains and losses associated with these derivative instruments are principally deferred as regulatory liabilities and assets, respectively, with a portion recorded to revenue or expense, respectively. At June 30, 2007 and September 30, 2006, such derivative instruments had unrealized net fair value losses of $8.9 million and $490,000, respectively. The June 30, 2007 unrealized net fair value loss was comprised of $15.0 million that was recorded on the balance sheet as a derivative liability and $6.1 million that was recorded as a derivative asset. The September 30, 2006 unrealized net fair value loss was

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
comprised of $14.4 million that was recorded on the balance sheet as a derivative liability and $13.9 million that was recorded as a derivative asset. In connection with these derivative instruments, Washington Gas recorded to income a pre-tax loss of $253,000 and a pre-tax gain of $486,000 for the three and nine months ended June 30, 2007, respectively. For both the three and nine months ended June 30, 2006, Washington Gas recorded to income a pre-tax loss of $1,000 associated with these instruments. These gains and losses are recorded in accordance with regulatory treatment for recoverable or refundable costs.
     Non-Utility Operations
     Natural Gas. Our non-regulated retail energy-marketing subsidiary, WGEServices, enters into contracts related to the sale and purchase of natural gas that qualify as derivative instruments that are accounted for under SFAS No. 133. These derivative instruments are recorded at fair value on our consolidated balance sheets. Changes in the fair value of these various derivative instruments are reflected in the earnings of our retail energy-marketing segment. At June 30, 2007 and September 30, 2006, these derivative instruments had an unrealized net fair value loss of $2.4 million and an unrealized net fair value gain of $386,000, respectively. The June 30, 2007 unrealized net fair value loss was comprised of $2.9 million that was recorded on the balance sheet as a derivative liability and $512,000 that was recorded as a derivative asset. The September 30, 2006 unrealized net fair value gain was comprised of $3.3 million that was recorded on the balance sheet as a derivative asset and $2.9 million that was recorded as a derivative liability. In connection with these derivative instruments, WGEServices recorded pre-tax gains of $77,000 and pre-tax losses of $5.5 million for the three and nine months ended June 30, 2007, respectively, and a pre-tax gain of $661,000 and a pre-tax loss of $4.2 million for the three and nine months ended June 30, 2006, respectively.
     Electricity. The PJM Interconnection (PJM) is a regional transmission organization that regulates and coordinates the movement of wholesale electricity in all or parts of the states and jurisdictions in which WGEServices operates. Thus, WGEServices is buying wholesale and selling retail electricity in the PJM market territory and is subject to their rules and regulations.
     PJM requires that its market participants have load capacity in sufficient volume to serve the market participants’ customer load. As such, WGEServices has entered into contracts with multiple electric generators to purchase its electric capacity needs. These contracts cover various periods ranging from one month to several years into the future. Prior to the second quarter of fiscal year 2007, these contracts were exempt from fair value accounting under SFAS No. 133. However, due to changes by the PJM in its operations and regulations, these contracts were converted into financial derivatives during the second quarter of fiscal year 2007 and are now subject to fair value accounting under SFAS No. 133. The valuation of these contracts at June 30, 2007 was based on a combination of actual auction prices established by PJM and quotes received from third-party brokers. The fair value of these contracts increased in the third quarter based on the PJM auction prices established in April for the first year charges. Broker quotes and other market based pricing indicators are the basis for fair value pricing of capacity applicable to periods beyond the first year, until the PJM establishes fixed annual prices for those years beyond the first year. The second year pricing auction occurred in July 2007, and auctions for future years will occur at regular intervals as determined by PJM.
     As of June 30, 2007, these derivative instruments described above had an unrealized fair value gain of $7.6 million that was recorded on the balance sheet as a derivative asset. WGEServices recorded a pre-tax gain of $6.0 million and $8.5 million for the three and nine months ended June 30, 2007, respectively, related to these derivatives.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Consolidated Operations
     The following table summarizes the balance sheet classification for all derivative instruments with open positions for both WGL Holdings and Washington Gas.
Balance Sheet Classification of Open Positions on Derivative Instruments

	WGL Holdings		Washington Gas
	Jun. 30,	Sept. 30,	Jun. 30,	Sept. 30,
(In millions)	2007	2006	2007	2006

Assets
Other current assets	$9.9	$14.1	$4.2	$10.8
Deferred charges and other assets—other	4.3	3.1	1.9	3.1

Total assets	$14.2	$17.2	$6.1	$13.9

Liabilities
Other current liabilities	$13.7	$11.9	$12.1	$9.0
Deferred credits — other	4.2	5.4	2.9	5.4

Total liabilities	$17.9	$17.3	$15.0	$14.4

     WEATHER-RELATED INSTRUMENTS
     Regulated Utility Operations
     Washington Gas has a weather insurance policy designed to mitigate the negative financial effects of warmer-than-normal weather during the heating season in the District of Columbia. This policy has a three-year term that expires on September 30, 2008. For both the 2006-2007 and 2005-2006 winter heating seasons, Washington Gas also had a heating degree day (HDD) derivative to provide protection against warmer-than-normal weather in Virginia. The HDD derivative purchased for the 2006-2007 winter heating season covered the period October 15, 2006 through April 30, 2007. The HDD derivative purchased for the 2005-2006 heating season covered the period December 18, 2005 through May 31, 2006. These weather protection instruments are accounted for under the guidelines of EITF Issue No. 99-2, Accounting for Weather Derivatives. Benefits are recognized to the extent actual cumulative HDDs fall below the contracted cumulative HDDs for each instrument in the coverage period. Expenses of the products are amortized based on the pattern of normal HDDs over the period of the terms of the respective weather-related instruments. The expenses and any benefits that are derived from the weather insurance policy and HDD derivatives are not considered in establishing the retail rates of Washington Gas.
     During the three and nine months ended June 30, 2007, Washington Gas recorded pre-tax expense of $255,000 and $3.6 million, respectively, related to both its weather insurance policy and weather derivative. Due to the colder-than-normal weather experienced during the 2006-2007 winter heating season, Washington Gas is not entitled to a payment related to this period under either its weather insurance policy or weather derivative. Washington Gas recorded pre-tax accrued benefits, net of premium costs, of $1.5 million and $4.7 million during the three and nine months ended June 30, 2006, respectively, related to both its weather insurance and weather derivative.
     Non-Utility Operations
     WGEServices utilizes HDD derivatives for managing weather risks related to its natural gas operations. These hedges cover a portion of WGEServices’ estimated revenue or gas cost exposure to variations in HDDs. These contracts may pay WGEServices a fixed dollar amount for every HDD over or under specific levels during the calculation period dependent upon the type of contract executed. Similar to Washington Gas’s weather-related instruments, these contracts are accounted for under the guidelines issued by EITF Issue No. 99-2. For the nine months ended June 30, 2007 WGEServices

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
recorded a pre-tax net amortization expense of $1.0 million related to these hedges. For the three months ended June 30, 2007, WGEServices had no amortization expense related to these hedges. For the three and nine months ended June 30, 2006, WGEServices recorded a pre-tax loss of $47,000 and $2.1 million, respectively, related to these hedges.
     In June 2007, WGEServices entered into a cooling degree day (CDD) hedge to manage extreme weather risks related to its electricity sales during the summer cooling season. These contracts are accounted for under the guidelines of EITF Issue No. 99-2. This CDD hedge provides benefits when the average temperature exceeds a contractually stated level during a period from July 2007 through September 2007. WGEServices did not record any amortization expense or accrue any benefits associated with this hedge during either the three or nine months ended June 30, 2007.
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
     Through WGEServices, the retail energy-marketing segment sells natural gas and electricity directly to retail customers, both inside and outside of Washington Gas’s traditional service territory, principally in competition with unregulated gas and electricity marketers. Through WGESystems, the commercial HVAC segment designs, renovates and services mechanical heating, ventilating and air conditioning systems for commercial and governmental customers.
     Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations as presented below in the Operating Segment Financial Information.
     The same accounting policies applied in preparing our consolidated financial statements also apply to the reported segments. While net income or loss is the primary criterion for measuring a segment’s performance, we also evaluate our operating segments based on other relevant factors, such as penetration into their respective markets and return on equity. The following tables present operating segment information for the three and nine months ended June 30, 2007 and 2006.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Operating Segment Financial Information

		Non-Utility Operations
	Regulated	Retail Energy-		Other	Discontinued
(In thousands)	Utility	Marketing	HVAC	Activities	Operations	Eliminations	Consolidated

Three Months Ended June 30, 2007

Operating Revenues	$236,184	$231,633	$2,689	$29	$—	$(3,077)	$467,458

Operating Expenses:
Cost of Energy-Related Sales	126,563	198,526	2,098	—	—	(3,077)	324,110
Operation	48,666	5,243	451	715	—	—	55,075
Maintenance	10,037	—	—	—	—	—	10,037
Depreciation and Amortization	23,597	154	7	—	—	—	23,758
General Taxes and Other Assessments:
Revenue Taxes	11,156	207	—	—	—	—	11,363
Other	9,673	801	21	4	—	—	10,499

Total Operating Expenses	229,692	204,931	2,577	719	—	(3,077)	434,842

Operating Income (Loss)	6,492	26,702	112	(690)	—	—	32,616
Other Income (Expenses) — Net	2,040	25	107	370	—	(390)	2,152
Interest Expense	11,059	386	—	591	—	(390)	11,646
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330
Income Tax Expense (Benefit)	(876)	10,319	182	196	—	—	9,821

Income (Loss) from Continuing Operations	(1,981)	16,022	37	(1,107)	—	—	12,971
Loss from Discontinued Operations, Net of Tax	—	—	—	—	—	—	—

Net Income (Loss) Applicable to Common Stock	$(1,981)	$16,022	$37	$(1,107)	$—	$—	$12,971

Total Assets	$2,654,434	$196,954	$11,713	$44,505	$—	$(73,139)	$2,834,467

Capital Expenditures/Investments	$33,249	$1,758	$—	$—	$—	$—	$35,007

Three Months Ended June 30, 2006

Operating Revenues	$185,768	$159,911	$3,276	$139	$—	$(2,173)	$346,921

Operating Expenses:
Cost of Energy-Related Sales	89,575	145,673	2,376	—	—	(2,173)	235,451
Operation	47,136	3,520	485	579	—	—	51,720
Maintenance	9,244	—	—	—	—	—	9,244
Depreciation and Amortization	23,210	84	—	—	—	—	23,294
General Taxes and Other Assessments:
Revenue Taxes	9,268	—	—	—	—	—	9,268
Other	8,818	(432)	7	5	—	—	8,398

Total Operating Expenses	187,251	148,845	2,868	584	—	(2,173)	337,375

Operating Income (Loss)	(1,483)	11,066	408	(445)	—	—	9,546
Other Income (Expenses) — Net	1,396	—	102	1,202	—	(887)	1,813
Interest Expense	10,416	917	—	1,181	—	(887)	11,627
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330
Income Tax Expense (Benefit)	(4,008)	4,025	305	(336)	—	—	(14)

Income (Loss) from Continuing Operations	(6,825)	6,124	205	(88)	—	—	(584)
Loss from Discontinued Operations, Net of Tax	—	—	—	—	(1,240)	—	(1,240)

Net Income (Loss) Applicable to Common Stock	$(6,825)	$6,124	$205	$(88)	$(1,240)	$—	$(1,824)

Total Assets	$2,541,919	$187,609	$11,813	$99,996	$6,711	$(131,250)	$2,716,798

Capital Expenditures/Investments (a)	$40,683	$680	$—	$—	$—	$—	$41,363

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Operating Segment Financial Information

		Non-Utility Operations
	Regulated	Retail Energy-		Other	Discontinued
(In thousands)	Utility	Marketing	HVAC	Activities	Operations	Eliminations	Consolidated

Nine Months Ended June 30, 2007

Operating Revenues	$1,377,196	$950,342	$6,682	$113	$—	$(14,010)	$2,320,323

Operating Expenses:
Cost of Energy-Related Sales	836,373	900,210	5,261	—	—	(14,010)	1,727,834
Operation	155,269	15,998	1,390	2,877	—	—	175,534
Maintenance	29,556	—	—	—	—	—	29,556
Depreciation and Amortization	66,487	470	16	—	—	—	66,973
General Taxes and Other Assessments:
Revenue Taxes	49,266	588	—	—	—	—	49,854
Other	31,943	2,268	60	17	—	—	34,288

Total Operating Expenses	1,168,894	919,534	6,727	2,894	—	(14,010)	2,084,039

Operating Income (Loss)	208,302	30,808	(45)	(2,781)	—	—	236,284
Other Income (Expenses) — Net	2,220	39	332	2,824	—	(2,718)	2,697
Interest Expense	34,204	2,701	—	3,292	—	(2,718)	37,479
Dividends on Washington Gas Preferred Stock	990	—	—	—	—	—	990
Income Tax Expense (Benefit)	68,689	11,037	112	(770)	—	—	79,068

Income (Loss) from Continuing Operations	106,639	17,109	175	(2,479)	—	—	121,444
Loss from Discontinued Operations, Net of Tax	—	—	—	—	—	—	—

Net Income (Loss) Applicable to Common Stock	$106,639	$17,109	$175	$(2,479)	$—	$—	$121,444

Total Assets	$2,654,434	$196,954	$11,713	$44,505	$—	$(73,139)	$2,834,467

Capital Expenditures/Investments	$105,566	$1,794	$85	$—	$—	$—	$107,445

Nine Months Ended June 30, 2006

Operating Revenues	$1,503,562	$812,762	$10,358	$564	$—	$(12,974)	$2,314,272

Operating Expenses:
Cost of Energy-Related Sales	985,325	791,817	8,739	—	—	(12,974)	1,772,907
Operation	151,451	11,031	1,356	2,150	—	—	165,988
Maintenance	27,954	—	—	—	—	—	27,954
Depreciation and Amortization	69,267	246	11	—	—	—	69,524
General Taxes and Other Assessments:
Revenue Taxes	46,721	1,267	—	—	—	—	47,988
Other	31,862	(2,201)	36	23	—	—	29,720

Total Operating Expenses	1,312,580	802,160	10,142	2,173	—	(12,974)	2,114,081

Operating Income (Loss)	190,982	10,602	216	(1,609)	—	—	200,191
Other Income (Expenses) — Net	1,489	—	250	3,087	—	(2,110)	2,716
Interest Expense	33,112	2,397	—	2,913	—	(2,110)	36,312
Dividends on Washington Gas Preferred Stock	990	—	—	—	—	—	990
Income Tax Expense (Benefit)	60,770	3,254	142	(483)	—	—	63,683

Income (Loss) from Continuing Operations	97,599	4,951	324	(952)	—	—	101,922
Loss from Discontinued Operations, Net of Tax	—	—	—	—	(2,477)	—	(2,477)

Net Income (Loss) Applicable to Common Stock	$97,599	$4,951	$324	$(952)	$(2,477)	$—	$99,445

Total Assets	$2,541,919	$187,609	$11,813	$99,996	$6,711	$(131,250)	$2,716,798

Capital Expenditures/Investments (a)	$112,594	$1,313	$2	$—	$—	$—	$113,909

(a)	Excludes capital expenditures of discontinued operations totaling $47,000 and $158,000 for the three and nine months ended June 30, 2006, respectively.
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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Washington Gas provides accounting, treasury, legal and other administrative and general support to affiliates, and files consolidated tax returns that include affiliated taxable transactions. The actual costs of these services are billed to the appropriate affiliates and to the extent such billings are not yet paid, they are reflected in “Receivables from associated companies” on Washington Gas’s balance sheets. Washington Gas assigns or allocates these costs directly to its affiliates and, therefore, does not recognize revenues or expenses associated with providing these services.
     In connection with billing for unregulated third-party marketers and with other miscellaneous billing processes, Washington Gas collects cash on behalf of affiliates and transfers the cash as quickly as reasonably possible. Cash collected by Washington Gas on behalf of its affiliates but not yet transferred is recorded in “Payables to associated companies” on Washington Gas’s balance sheets. These transactions recorded by Washington Gas impact the balance sheet only.
     At June 30, 2007 and September 30, 2006, the Washington Gas Balance Sheets reflected a receivable from associated companies of $635,000 and $1.1 million, respectively. At June 30, 2007 and September 30, 2006, the Washington Gas Balance Sheets reflected a payable to associated companies of $21.8 million and $17.3 million, respectively, related to the activities described above.
     Additionally, Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGEServices. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services and the related sales and purchases of natural gas, Washington Gas charged WGEServices, an affiliated energy marketer, $3.1 million and $2.2 million for the three months ended June 30, 2007 and 2006, respectively. In the nine months ended June 30, 2007 and 2006, the charges were $14.0 and $13.0 million, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.
     As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGEServices has recognized an accounts receivable from Washington Gas in the amount of $1.9 million and $10.3 million at June 30, 2007 and September 30, 2006, respectively, related to an imbalance in gas volumes. Due to regulatory treatment, these receivables are not eliminated in the consolidated financial statements of WGL Holdings. These imbalances are typically settled by adjusting natural gas deliveries in subsequent periods.
NOTE 12. COMMITMENTS AND CONTINGENCIES

     REGULATED UTILITY OPERATIONS
     Operating Issues in Prince George’s County, Maryland
     On April 1, 2005, Washington Gas announced that it would address a significant increase in the number of natural gas leaks on its distribution system in a portion of Prince George’s County, Maryland. Washington Gas retained a consultant to determine the reason for the increase in leaks in the affected area of Prince George’s County. Based on the work conducted by the consultant, it is our opinion that the reason for the higher incidence of leaks in the affected area of Prince George’s County is the composition of the gas resulting from the reactivation of the Cove Point liquefied natural

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
gas (LNG) terminal owned by Dominion Resources, Inc. Additionally, a Hearing Examiner of the Maryland Public Service Commission (PSC of MD), in a proposed order issued April 2, 2007, concluded that available evidence shows that the gas flowing from the Cove Point terminal is a contributing factor to the increased number of leaks experienced on Washington Gas’s distribution system in the affected area (refer to the section entitled “Rates and Regulatory Matters” under Management’s Discussion for Washington Gas for a further discussion of this proposed order).
     The Cove Point gas contains a lower concentration of heavy hydrocarbons (HHCs) than domestic natural gas. When gas, such as the gas from the Cove Point terminal, is introduced to Washington Gas’s distribution system, the seals on certain mechanical couplings within the distribution system shrink in size and there is a greater propensity for those seals to cause the couplings to leak.
     Given the increase in the number of natural gas leaks experienced in the affected area of Prince George’s County, Maryland in fiscal year 2005, Washington Gas announced in that year that it would replace gas service lines and replace or rehabilitate gas mains that contain the applicable mechanical couplings in the affected area of the distribution system in Prince George’s County (the rehabilitation project). Additionally, laboratory tests have shown that the injection of HHCs into the type of gas coming from the Cove Point terminal can be effective in re-swelling the seals in couplings which increases their sealing force and, thus, reduces the propensity for the couplings to leak. Based upon the scientific evidence available to date, Washington Gas constructed a facility to inject HHCs into the gas stream at the gate station that exclusively receives gas from the Cove Point terminal and serves the affected area. This facility became operational in January 2006 at a cost of approximately $3.2 million.
     The original cost estimate of the rehabilitation project was $144 million. To date, leak rates in the affected area have dramatically declined to a level that has allowed Washington Gas to return to normal evaluation procedures to address maintenance and repair decisions. This decline has benefited from the extensive replacements that have occurred in the affected area, as well as the effects of HHC injections. As a result of this decline in leak rates, we have reduced the overall scope of the rehabilitation project. After considering this reduction in scope, along with lower costs incurred than originally estimated, we have reduced the total estimated cost of the rehabilitation project from the original $144 million to a new cost estimate of $88.8 million. We estimate that this project will be substantially complete by September 30, 2007. As a result of the receipt of an Accounting Order dated June 1, 2005 from the PSC of MD, we are capitalizing all costs of encapsulating certain couplings on mains with respect to this rehabilitation project. This phase represents less than ten percent of the total estimated cost of the rehabilitation project. However, the receipt of the order from the PSC of MD is not determinative of the ratemaking treatment and the PSC of MD retains jurisdiction over the ratemaking treatment it deems appropriate.
     We consider the cost of the rehabilitation project as necessary to provide safe and reliable utility service. Therefore, we have asked for recovery of these costs in a rate case filed with the PSC of MD on April 20, 2007. A decision in this case is expected in November 2007.
     Since the HHC injection facility became operational in January 2006, Washington Gas has been evaluating the effectiveness of this HHC injection process on the couplings under field conditions. Our evaluation of the role of these HHC injections as a preventative and remedial measure was filed in a report to the PSC of MD on June 29, 2007. Based on this evaluation, Washington Gas will continue its gas conditioning operations.
     At June 30, 2007, Washington Gas had incurred $4.7 million of HHC commodity purchase costs for HHCs injected into our system since February 2006. Of this amount, $896,000 is being collected from customers through Washington Gas’s Purchased Gas Cost (PGC) provision, $934,000 was

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
deferred on the balance sheet as a regulatory asset to be recovered from customers in the future, and $2.9 million has been charged to expense. This treatment is consistent with regulatory accounting requirements of various jurisdictions in Virginia, Maryland and the District of Columbia. We have requested cost recovery for both past and future HHC costs in all three jurisdictions as we continue our efforts to recover all HHC costs (refer to the section entitled “Regulatory Contingencies”).
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
     District of Columbia Jurisdiction
     Recovery of HHC Costs. On May 1, 2006, Washington Gas filed two tariff applications with the PSC of DC requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the utility to recover from its delivery service customers the costs of HHCs that are being injected into Washington Gas’s natural gas distribution system. Washington Gas has been recovering the costs of HHCs from sales customers in the District of Columbia through its PGC provision in this jurisdiction. On October 2, 2006, the PSC of DC issued an order rejecting Washington Gas’s proposed tariff revisions until the PSC of MD issues a final order related to this matter (refer to “Maryland Jurisdiction” below). On October 12, 2006, Washington Gas filed a Motion for Clarification requesting that the PSC of DC affirm that Washington Gas can continue collecting HHC costs from sales customers through its PGC provision or to record such HHC costs incurred as a regulatory asset pending a ruling by the PSC of DC on future cost recovery. On May 11, 2007, the PSC of DC directed Washington Gas to cease prospective recovery of the cost of HHCs through the PGC provision, with future HHC costs to be recorded as a “pending” regulatory asset.
     Maryland Jurisdiction
     Disallowance of Purchased Gas Charges. Each year, the PSC of MD reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’s purchased gas costs are not justified because it failed to support that the charges incurred were based solely on increased costs of natural gas, or it failed to follow competitive and reasonable practices in procuring and purchasing natural gas. On March 14, 2006, in connection with the PSC of MD’s annual review of Washington Gas’s gas costs that were billed to customers in Maryland from September 2003 through August 2004, a Hearing Examiner of the PSC of MD issued a proposed order approving purchased gas charges of Washington Gas for the twelve-month period ending August 2004 except for $4.6 million of such charges that the Hearing Examiner recommended be disallowed because, in the opinion of the Hearing Examiner, they were not reasonably and prudently incurred. Washington Gas filed a Notice of Appeal on April 12, 2006 and a Memorandum on Appeal on April 21, 2006 with the PSC of MD, asserting that the Hearing Examiner’s recommendation is without merit. A reply memorandum was filed on May 11, 2006. After consideration of these issues, we expect the PSC of MD to issue a Final Order. Over the past ten years, Washington Gas has incurred similar purchased gas charges which the PSC of MD has reviewed and approved as being reasonably and prudently incurred and therefore subject to recovery from customers. Among other issues included in the appeal, we reminded the PSC of MD of this prior recovery and requested that similar treatment be granted for this matter. During the fiscal year ended September 30, 2006, Washington Gas accrued a liability of $4.6 million (pre-tax) related to the proposed disallowance of these purchased gas charges. If the PSC of MD rules in Washington Gas’s favor, the liability recorded in fiscal year 2006 for this issue will be reversed to income.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Recovery of HHC Costs. In March 2006, Washington Gas began recovering the costs of HHCs that are being injected into its natural gas distribution system from Maryland sales customers through its PGC provision in Maryland. On April 28, 2006, Washington Gas filed an application with the PSC of MD requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the utility to recover the cost of HHCs from its delivery service customers, as well as from its sales customers. On June 27, 2006, the PSC of MD issued an order that rejected Washington Gas’s proposed tariff revisions until an evidentiary hearing was held to further consider matters relating to the efficacy of the HHC injections in addressing existing leaks or in preventing additional leaks on Washington Gas’s distribution system (refer to the section entitled “Operating Issues in Prince George’s County, Maryland”). In addition to ordering an evidentiary hearing, the PSC of MD directed Washington Gas to cease recovering HHC costs being recovered through the PGC provision and to record costs that will be incurred in the future in a “pending” regulatory asset account for future regulatory disposition following the conclusion of the evidentiary hearing which was held on February 6, 2007.
     On April 2, 2007, a Hearing Examiner of the PSC of MD issued a Proposed Order granting Washington Gas full recovery of the cost of HHC injections related to Maryland sales and delivery service customers. Additionally, the Proposed Order allowed for full recovery of costs that were included in the “pending” regulatory asset account. In the Proposed Order, the Hearing Examiner concluded that based on available evidence, the injection of HHCs was a reasonable measure for which Washington Gas should be compensated. On May 2, 2007, the Maryland Office of People’s Counsel filed a Notice of Appeal of the Proposed Order and we are awaiting a final decision by the PSC of MD on this matter.
     Virginia Jurisdiction
     Annual Earnings Test. In connection with a December 18, 2003 Final Order, the Virginia State Corporation Commission (SCC of VA) ordered Washington Gas to reduce its rate base related to net utility plant by $28 million, which was net of accumulated deferred income taxes of $14 million, and to establish an equivalent regulatory asset that Washington Gas had done for regulatory accounting purposes only. This regulatory asset, which was presented within “Accumulated depreciation and amortization” on the balance sheets, represented the difference between the accumulated reserve for depreciation recorded on the books of Washington Gas and a theoretical reserve that was derived by the Staff of the SCC of VA (VA Staff) as part of its review of Washington Gas’s depreciation rates, and was being amortized as a component of depreciation expense over 32 years pursuant to the Final Order. The SCC of VA further ordered that an annual “earnings test” be performed to determine if Washington Gas had earned in excess of its allowed rate of return on common equity for its Virginia operations. In connection with a depreciation study filed by Washington Gas with the SCC of VA, the VA Staff concluded on December 27, 2006 that it was no longer necessary for Washington Gas to recognize this regulatory asset or perform annual earnings test calculations (refer to “Depreciation Study” below for a further discussion of this matter).
     Provision for Rate Refund based on July 30, 2007 Stipulation. On September 15, 2006, Washington Gas filed an application with the SCC of VA to increase its annual delivery service revenues in Virginia by $23.0 million, subsequently revised to $17.2 million on November 8, 2006 due to a reduction in depreciation rates as further discussed in the section below entitled “Depreciation Study”. Among other things the application requested an overall rate of return of 9.12 percent and a return on common equity of 11.25 percent. On July 30, 2007, Washington Gas, the Staff of the SCC of VA (VA Staff) and one other participant entered into and submitted a Stipulation to the SCC of VA related to this rate case. The Stipulation is not opposed by any of the parties to the proceedings. We expect the SCC of VA to issue a final order approving this Stipulation prior to September 30, 2007.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Among other things, this Stipulation includes an annual rate increase of $3.9 million and the implementation of a Weather Normalization Adjustment mechanism and a Performance-Based Rate (PBR) mechanism. The PBR mechanism includes a four-year rate freeze and provisions for sharing earnings that exceed a 10.50 percent return on equity target, after the recovery, over a four-year amortization schedule, of Washington Gas’s initial start-up costs allocable to Virginia associated with achieving Washington Gas’s BPO initiatives.
     On February 13, 2007, under the regulations of the SCC of VA, Washington Gas implemented the proposed general revenue increase, subject to refund, pending the SCC of VA’s final decision approving the Stipulation. Accordingly, Washington Gas’s financial statements reflect increased revenues in accordance with the proposed increase and a provision for rate refunds consistent with the Stipulation.
     Depreciation Study
     In October 2006, Washington Gas completed a depreciation rate study based on its property, plant and equipment balances as of December 31, 2005. The results of the depreciation study concluded that Washington Gas’s depreciation rates should be reduced due to asset lives being extended beyond previously estimated lives. Under regulatory requirements, these depreciation rates must be approved before they are placed into effect. In the District of Columbia and Maryland, regulatory requirements prescribe that whenever depreciation rates are revised, there must be a corresponding revision to customer billing rates. Accordingly, the new depreciation rates in the District of Columbia and Maryland will not be placed into effect until a rate case proposal is approved enabling this change.
     On April 13, 2007, Washington Gas filed the portion of the depreciation study related to the Maryland jurisdiction. The impact of the newly proposed depreciation rates are reflected in Washington Gas’s cost of service study that is included as part of an April 20, 2007 rate application. It is expected that the new depreciation rates will be approved and placed into effect when the revised customer billing rates for revenues are approved to reflect the corresponding change in depreciation rates.
     In connection with a December 21, 2006 rate application filed with the PSC of DC, Washington Gas included that portion of the depreciation study related to the District of Columbia jurisdiction. The impact of the newly proposed depreciation rates are reflected in Washington Gas’s cost of service study that is included as part of the rate application. The new depreciation rates will be placed into effect when the revised customer billing rates for revenues are approved to reflect the corresponding change in depreciation rates.
     In connection with Washington Gas’s September 15, 2006 rate application filed with the SCC of VA, on November 8, 2006, Washington Gas included that portion of the depreciation study related to the Virginia jurisdiction. Based on the results of the depreciation study, Washington Gas reduced the requested $23.0 million rate increase in the September 15, 2006 SCC of VA application to $17.2 million. In December 2006, the VA Staff approved the reduction in Washington Gas’s depreciation rates. In accordance with Virginia regulatory policy, Washington Gas implemented the new depreciation rates retroactive to January 1, 2006 which coincides with the date of the approved depreciation study. Accordingly, our depreciation and amortization expense for the current nine-month period included a benefit totaling $7.9 million (pre-tax), of which $3.9 million (pre-tax) was applicable to the period from January 1, 2006 through September 30, 2006 and $4.0 million (pre-tax) was related to the current nine-month period. Of this $4.0 million current period benefit, approximately $2.0 million was recorded prior to the implementation of new rates in Virginia. When new rates were put into effect in Virginia, both annual revenues and annual depreciation expense

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
were reduced by equivalent amounts; therefore, subsequent to February 13, 2007, there will be no further impact on annual operating income for this reduction.
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
     Financial Guarantees
     WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity made by WGEServices. At June 30, 2007, these guarantees totaled $269.6 million. Termination of these guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings also issued guarantees totaling $3.0 million at June 30, 2007 that were made on behalf of certain of its non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $272.6 million, $3.1 million, $605,000 and $29.0 million are due to expire on December 31, 2007, February 29, 2008 and June 30, 2008, respectively. The remaining guarantees of $239.9 million do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
NOTE 13. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

     The following tables show the components of net periodic benefit costs (income) recognized in our financial statements during the three and nine months ended June 30, 2007 and 2006:
Components of Net Periodic Benefit Costs (Income)

	Three Months Ended June 30,
	2007		2006
	Pension	Health and	Pension	Health and
(In thousands)	Benefits	Life Benefits	Benefits	Life Benefits

Components of net periodic benefit costs (income)
Service cost	$2,990	$2,656	$2,626	$2,559
Interest cost	9,758	6,310	9,293	5,455
Expected return on plan assets	(12,684)	(3,879)	(12,659)	(3,570)
Recognized prior service cost	576	—	576	—
Recognized actuarial loss	922	2,883	840	2,579
Amortization of transition obligation	—	363	—	363
Curtailment loss	2,400	1,640	—	—

Net periodic benefit cost	3,962	9,973	676	7,386

Amount allocated to construction projects	(95)	(990)	11	(845)
Amount deferred as regulatory asset/liability—net	(3,553)	(1,552)	(1,011)	(180)
Other	(26)	—	(25)	—

Amount charged (credited) to expense	$288	$7,431	$(349)	$6,361

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (concluded)
Notes to Consolidated Financial Statements (Unaudited)
Components of Net Periodic Benefit Costs (Income)

	Nine Months Ended June 30,
	2007		2006
	Pension	Health and	Pension	Health and
(In thousands)	Benefits	Life Benefits	Benefits	Life Benefits

Components of net periodic benefit costs (income)
Service cost	$8,971	$7,969	$7,879	$7,675
Interest cost	29,274	18,930	27,878	16,367
Expected return on plan assets	(38,051)	(11,636)	(37,977)	(10,710)
Recognized prior service cost	1,728	—	1,728	—
Recognized actuarial loss	2,765	8,648	2,519	7,738
Amortization of transition obligation	—	1,089	—	1,089
Curtailment loss	2,400	1,640	—	—

Net periodic benefit cost	7,087	26,640	2,027	22,159

Amount allocated to construction projects	(307)	(3,185)	30	(2,582)
Amount deferred as regulatory asset/liability—net	(5,857)	(1,376)	(3,035)	(534)
Other	(68)	—	(92)	—

Amount charged (credited) to expense	$855	$22,079	$(1,070)	$19,043

     The “Curtailment loss” included in the table above relates to our BPO plan (refer to Note 3—Severance and Curtailment Costs). Amounts included in the line item “Amount deferred as regulatory asset/liability-net,” represent the difference between the cost of the applicable Pension Benefits and the Health and Life Benefits, including the curtailment loss, and the amount that Washington Gas is permitted to recover in rates that it charges to customers.

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
EXECUTIVE OVERVIEW
     Introduction
     WGL Holdings, through its wholly owned subsidiaries, sells and delivers natural gas and provides a variety of energy-related products and services to customers primarily in Washington, D.C. and the surrounding metropolitan areas in Maryland and Virginia. At June 30, 2007, we had 1,679 employees comprising 1,600 utility and 79 non-utility employees. WGL Holdings has three operating segments that are described below.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Regulated Utility. Our regulated utility segment consists of Washington Gas and Hampshire Gas Company (Hampshire). Washington Gas delivers natural gas to retail customers in accordance with tariffs approved by the regulatory commissions that have jurisdiction over Washington Gas’s rates. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third-party marketers. Washington Gas does not earn a profit or incur a loss when it sells the natural gas commodity because utility customers are charged for the natural gas commodity at the same cost that Washington Gas incurs. Hampshire, a wholly owned subsidiary of WGL Holdings, operates an underground natural gas storage facility that is regulated by the Federal Energy Regulatory Commission (FERC). Washington Gas purchases all of the storage services of Hampshire and includes the cost of these services in the bills sent to its customers.
     Retail Energy-Marketing. The retail energy-marketing segment includes the operations of Washington Gas Energy Services, Inc. (WGEServices). WGEServices competes principally with other unregulated third-party marketers by selling natural gas and electricity directly to residential, commercial and industrial customers in Maryland, Virginia, Delaware and the District of Columbia. WGEServices does not own or operate any natural gas or electric generation, production, transmission or distribution assets. WGEServices buys and resells natural gas and electricity with the objective of earning a profit through competitively-priced contracts. These commodities are delivered to retail customers through the assets owned by regulated utilities such as Washington Gas or other unaffiliated natural gas or electric utilities.
     Commercial Heating, Ventilating and Air Conditioning (HVAC). Our commercial HVAC segment, which consists of the operations of Washington Gas Energy Systems, Inc. (WGESystems), manages design-build and renovation projects, and provides maintenance services to the commercial and government markets.
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

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
•	natural gas prices and the prices of competing energy products;

•	changes in customers’ natural gas usage resulting from improved appliance efficiencies and the effect of changing natural gas prices;

•	the safety and reliability of the natural gas distribution system;

•	availability of electricity supply;

•	the level of capital expenditures for adding new customers and replacing facilities worn beyond economic repair;

•	our ability to manage and control the effects of receiving gas from the Cove Point liquefied natural gas terminal into Washington Gas’s natural gas distribution system;

•	new or changed laws and regulations;

•	competitive environment;

•	environmental matters;

•	industry consolidation;

•	economic conditions and interest rates;

•	inflation/deflation;

•	our ability to effectively transition and manage the delivery of certain functions that are part of the ten-year business process outsourcing agreement;

•	labor contracts, including labor and benefit costs and

•	changes in accounting principles.
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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     BUSINESS PROCESS OUTSOURCING
     During the third quarter of fiscal year 2007, Washington Gas executed a ten-year business process outsourcing (BPO) agreement which is designed to improve customer service and reduce costs. At the inception of the contract, Washington Gas purchased $14.2 million of software and licenses. Additionally, during fiscal years 2007 and 2008, Washington Gas expects to incur and pay total, initial costs of approximately $29 million to implement this agreement. We believe that substantially all of these costs necessary to implement the BPO plan will ultimately be recoverable through the ratemaking process. Washington Gas seeks to amortize these costs over various periods specified in pending rate cases which include Performance-Based Rate (PBR) mechanisms (refer to the section entitled “Rates and Regulatory Matters”). This proposed treatment will match these amortized costs with expected savings. This net savings will be shared through the proposed PBR mechanisms when earnings exceed a targeted level. During the third quarter of fiscal year 2007, Washington Gas recorded a regulatory asset in the amount of $10.5 million for costs incurred associated with its BPO plan allocable to Virginia and Maryland which would be amortized over a recovery period to be established and approved in pending rate cases. Of this $10.5 million, $8.5 million was related to employee severance and benefit costs that arose in the third quarter in recognition of organization changes necessary to implement the BPO plan. The remaining $2.0 million was incurred in prior periods and related to consulting and legal fees necessary to implement the plan. All or a portion of these costs to achieve the outsourcing effort could be expensed if the regulators in our jurisdictions do not permit recovery of such costs as part of PBR mechanisms in pending or future rate cases. We expensed $972,000 (pre-tax), or $0.01 per share, of costs allocable to the District of Columbia associated with this plan because it is not sufficiently clear when or how the Public Service Commission of the District of Columbia (PSC of DC) will address the pending rate design proposal concerning the deferral and amortization of these costs.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
WGL HOLDINGS, INC.
     RESULTS OF OPERATIONS — Three Months Ended June 30, 2007 vs. June 30, 2006
     Summary Results
     WGL Holdings, Inc. reported net income of $13.0 million, or $0.26 per share, for the three months ended June 30, 2007, the third quarter of fiscal year 2007. This represents a $14.8 million, or $0.30 per share, increase over a net loss of $1.8 million, or $0.04 per share, reported for the three months ended June 30, 2006. For the twelve-month periods ended June 30, 2007 and 2006, we earned a return on average common equity of 11.2 percent and 9.4 percent, respectively.
     Income from continuing operations was $13.0 million, or $0.26 per share, for the three months ended June 30, 2007, an increase of $13.6 million or $0.27 per share, over a loss from continuing operations of $584,000, or $0.01 per share, reported for the three months ended June 30, 2006. The loss from continuing operations for the three months ended June 30, 2006 excluded an after-tax loss of $1.2 million, or $0.03 per share, from discontinued operations.
     The increase in results from continuing operations for the three months ended June 30, 2007 over the same period of the prior fiscal year primarily reflects $0.19 per share of higher earnings from our retail energy-marketing segment as well as $0.10 per share of higher earnings from our regulated utility segment.
     Regulated Utility Operating Results
     The following table summarizes the regulated utility segment’s operating results for the three months ended June 30, 2007 and 2006.
Regulated Utility Operating Results

	Three Months Ended
	June 30,
(In thousands)	2007	2006	Variance

Operating revenues	$236,184	$185,768	$50,416

Operating expenses:
Cost of gas	126,563	89,575	36,988
Operation and maintenance	58,703	56,380	2,323
Depreciation and amortization	23,597	23,210	387
General taxes and other assessments:
Revenue taxes	11,156	9,268	1,888
Other	9,673	8,818	855

Total operating expenses	229,692	187,251	42,441

Operating income	6,492	(1,483)	7,975
Interest expense	11,059	10,416	643
Other (income) expenses—net, including preferred stock dividends	(1,710)	(1,066)	(644)
Income tax expense (benefit)	(876)	(4,008)	3,132

Net Loss	$(1,981)	$(6,825)	$4,844

     Reporting a net loss for quarters ending June 30 is typical due to the seasonal nature of our utility operations and the corresponding reduced demand for natural gas during this period. The regulated utility segment reported a seasonal net loss of $2.0 million, or $0.04 per share, for the three months ended June 30, 2007, an improvement of $4.8 million, or $0.10 per share, over the net loss of $6.8 million, or $0.14 per share, reported for the third quarter of the prior fiscal year. This improvement primarily reflects: (i) increased deliveries of natural gas to firm customers; (ii) a favorable adjustment related to lost-and-accounted for gas and (iii) new rates that went into effect in Virginia on February 13, 2007.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Natural gas deliveries to firm customers totaled 199.7 million therms during the third quarter of fiscal year 2007, an increase of 53.6 million therms, or 36.7 percent, over the third quarter of fiscal year 2006. The increase in firm therm deliveries was driven by 59.2 percent colder weather in the current quarter when compared to the same quarter in fiscal year 2006. Weather, when measured by heating degree days (HDDs), was 31.8 percent colder than normal in the third quarter of fiscal year 2007, as compared to 16.7 percent warmer than normal for the same quarter of fiscal year 2006. In Maryland, the application of our Revenue Normalization Adjustment (RNA) billing mechanism offsets the benefits from the colder-than-normal weather. In the District of Columbia and Virginia, our weather protection strategies are designed to retain the benefits of colder-than-normal weather while neutralizing the estimated effects of warmer-than-normal weather. Including the effects of our weather protection strategies, in the third quarter of fiscal year 2007, net income was enhanced by an estimated $2 million (after-tax), or $0.04 per share, from the 31.8 percent colder-than-normal weather. There were no effects from weather during the third quarter of fiscal year 2006. Expenses and net benefits associated with our weather-related instruments in the District of Columbia and Virginia for the third quarter of fiscal years 2007 and 2006 are reflected in “Operation and maintenance” expenses, as discussed below (refer to the section entitled “Weather Risk” for a further discussion of our RNA and weather-related instruments).
     Also contributing to the increase in earnings were: (i) the addition of 14,718 active customer meters since the end of the same quarter of the prior fiscal year; (ii) a favorable adjustment related to a true-up of lost-and-unaccounted-for gas for the recently completed winter season and (iii) new rates that went into effect in Virginia on February 13, 2007 related to a rate case that was filed on September 15, 2006. This rate increase went into effect pursuant to the regulations of the State Corporation Commission of Virginia (SCC of VA), and is subject to refund pending the SCC of VA’s final order approving an unopposed Stipulation that was executed and submitted to the SCC of VA on July 30, 2007 by Washington Gas and two other participants in the rate case (refer to the section entitled “Rates and Regulatory Matters” under Management’s Discussion for Washington Gas). Our financial results reflect a provision for rate refunds to customers consistent with this Stipulation.
     Earnings of the regulated utility segment for the third quarter of fiscal year 2007 were affected by a $2.3 million (pre-tax), increase in operation and maintenance expenses when compared to the corresponding period of the prior fiscal year. Operation and maintenance expenses for the prior period were reduced by a $1.8 million (pre-tax) benefit related to our weather-related instruments due to the warmer-than-normal weather. No such benefits were recognized in the current period due to the colder-than-normal weather. Other increases in operation and maintenance expenses include higher pension and post-retirement benefit costs and $972,000 (pre-tax) of severance costs related to the implementation of the BPO plan. Partially offsetting these increases in operation and maintenance expenses were lower uncollectible accounts expense and the reversal of $2.0 million (pre-tax), related to costs previously expensed for the start-up activities associated with achieving Washington Gas’s business outsourcing initiatives.
     Non-Utility Operating Results
     Our non-utility operations comprise two business segments: (i) retail energy-marketing and (ii) commercial HVAC. Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Total net income from our continuing non-utility operations was $15.0 million, or $0.30 per share, for the three months ended June 30, 2007, as compared to a net income of $6.2 million, or $0.13 per share, for the same three-month period of the prior fiscal year. The following table compares the financial results from non-utility activities for the three months ended June 30, 2007 and 2006.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
Composition of Non-Utility Net Income (Loss) and Other Statistics

	Three Months Ended
	June 30,
	2007	2006	Variance

Non-Utility Net Income (Loss)(in thousands)
Retail energy-marketing	$16,022	$6,124	$9,898
Commercial HVAC	37	205	(168)

Total major non-utility	16,059	6,329	9,730
Other activities	(1,107)	(88)	(1,019)

Total non-utility	$14,952	$6,241	$8,711

Retail Energy-Marketing Statistics
Natural gas
Therm sales (thousands of therms)	130,988	114,750	16,238
Number of customers (end of period)	143,100	144,900	(1,800)

Electricity
Electricity sales (thousands of kWhs)	985,558	471,255	514,303
Number of accounts (end of period)	62,400	49,100	13,300

     Retail Energy-Marketing. WGEServices reported net income of $16.0 million, or $0.32 per share, for the three months ended June 30, 2007, an increase of $9.9 million or $0.19 per share, over net income of $6.1 million or $0.13 per share, reported for the same three-month period of the prior fiscal year. Results in the current quarter improved due to higher gross margins (revenues less costs of energy) from the sale of both electricity and natural gas, partially offset by higher selling, general and administrative expenses that resulted from certain adjustments that occurred in the prior period that did not recur in the current period. Excluding these prior period adjustments, selling, general and administrative expenses were relatively unchanged
     Gross margins from electric sales increased significantly in the third quarter of fiscal year 2007 compared to the same quarter of fiscal year 2006, reflecting a substantial rise in customers, electric sales volumes and the gross margin per kilowatt hour sold. At the end of the third quarter of fiscal year 2007, the number of electric customers had increase by 27.1 percent when compared to the end of the same quarter of the prior fiscal year. This customer growth was principally the result of new competitive opportunities that emerged during the second half of fiscal year 2006 as a result of a sharp increase in competing rates offered by electric utilities in Maryland and Delaware. Also favorably affecting the gross margins from electric sales were unrealized mark-to-market gains associated with derivatives that enhanced current period earnings by $5.1 million (pre-tax).
     Gross margins from natural gas sales in the current quarter increased over the same quarter of the prior period reflecting an increase in natural gas sales volumes and the gross margin per therm sold. Natural gas sales volumes increased 14.2 percent due to colder weather experienced in the third quarter of fiscal year 2007 over the same quarter of the prior fiscal year. Partially offsetting the increase in gross margin per therm sold were lower unrealized mark-to-market gains from natural gas related derivatives that reduced earnings by $349,000.
     Interest Expense
     The following table depicts the components of interest expense for the quarters ended June 30, 2007 and 2006.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
Composition of Interest Expense

	Three Months Ended
	June 30,
(In thousands)	2007	2006	Variance

Long-term debt	$9,997	$10,059	$(62)
Short-term debt	586	1,212	(626)
Other (includes AFUDC) (a)	1,063	356	707

Total	$11,646	$11,627	$19

(a)	Represents the debt component of Allowance for Funds Used During Construction.
     WGL Holdings’ interest expense of $11.6 million for the third quarter of fiscal year 2007 was relatively unchanged from the same quarter last year. Lower interest costs on short-term debt reflect a lower average balance of short-term debt outstanding. This decrease in short-term interest costs was more than offset by higher interest costs associated with customer deposits and other items.
     RESULTS OF OPERATIONS — Nine Months Ended June 30, 2007 vs. June 30, 2006
     Summary Results
     For the first nine months of fiscal year 2007, we reported net income of $121.4 million, or $2.46 per share, an increase of $22.0 million, or $0.43 per share, over net income of $99.4 million, or $2.03 per share, reported for the corresponding period of the prior fiscal year.
     We reported income from continuing operations of $121.4 million, or $2.46 per share, for the first nine months of fiscal year 2007, an increase of $19.5 million, or $0.38 per share, over income from continuing operations of $101.9 million, or $2.08 per share, for the corresponding period of the prior fiscal year. Income from continuing operations for the nine months ended June 30, 2006 excluded an after-tax loss of $2.5 million, or $0.05 per share, from discontinued operations.
     The increase in income from continuing operations for the first nine months of fiscal year 2007 over the same period in fiscal year 2006 reflects $0.25 per share of increased earnings from our retail energy-marketing segment, coupled with $0.16 per share of increased earnings from our regulated utility segment.
     Regulated Utility Operating Results
     The following table summarizes the regulated utility segment’s operating results for the nine months ended June 30, 2007 and 2006.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
Regulated Utility Operating Results

	Nine Months Ended
	June 30,
(In thousands)	2007	2006	Variance

Operating revenues	$1,377,196	$1,503,562	$(126,366)

Operating expenses:
Cost of gas	836,373	985,325	(148,952)
Operation and maintenance	184,825	179,405	5,420
Depreciation and amortization	66,487	69,267	(2,780)
General taxes and other assessments:
Revenue taxes	49,266	46,721	2,545
Other	31,943	31,862	81

Total operating expenses	1,168,894	1,312,580	(143,686)

Operating income	208,302	190,982	17,320
Interest expense	34,204	33,112	1,092
Other (income) expenses—net, including preferred stock dividends	(1,230)	(499)	(731)
Income tax expense	68,689	60,770	7,919

Net Income	$106,639	$97,599	$9,040

     Our regulated utility segment reported net income of $106.6 million, or $2.16 per share, for the first nine months ended June 30, 2007, an increase of $9.0 million, or $0.16 per share, over the net income of $97.6 million, or $2.00 per share, reported for the first nine months of fiscal year 2006. The year-over-year increase in net income primarily reflects: (i) increased deliveries of natural gas to firm customers; (ii) the favorable comparison in this year’s earnings of a charge recorded in the prior fiscal year related to a proposed disallowance of certain natural gas costs; (iii) lower depreciation and amortization expense associated with a regulatory order in Virginia; (iv) a favorable adjustment related to a true-up of lost-and-unaccounted-for gas for the recently completed winter season and (v) new rates that went into effect in Virginia on February 13, 2007, subject to refund. Partially offsetting the year-over-year increase in net income were reduced revenues from recoverable carrying costs on lower average storage gas inventory balances.
     Natural gas deliveries to firm customers totaling 1.2 billion therms during the nine months ended June 30, 2007, increased 84.8 million therms, or 7.7 percent, over the same period last year. The increase in therm deliveries was driven by 7.0 percent colder weather when compared to the same period last year as well as by the addition of 14,718 active customer meters since the end of the same period of the prior fiscal year.
     Including the effects of our weather protection strategies during the nine months ended June 30, 2007, net income was enhanced by an estimated $3 million (after-tax), or $0.06 per share, from the colder-than-normal weather. For the comparable nine-month period in fiscal year 2006, net income was enhanced in relation to normal weather by an estimated $2.5 million (after-tax), or $0.05 per share, driven primarily from colder-than-normal weather experienced during the first quarter of fiscal year 2006.
     Also contributing to the increase in earnings were: (i) the favorable comparison in the current year’s earnings of a $4.6 million charge recorded in the second quarter of fiscal year 2006 related to a proposed regulatory order to disallow certain natural gas costs incurred by Washington Gas and billed to Maryland customers; (ii) new rates that went into effect in Virginia on February 13, 2007, subject to refund, associated with the rate case proceeding and (iii) a favorable adjustment related to lost-and-unaccounted for gas from the recently completed winter season. These increases were partially offset by 4.3 million (pre-tax) of decreased earnings from recoverable carrying costs on storage gas inventories.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Operation and maintenance expenses increased $5.4 million (pre-tax) during the nine months ended June 30, 2007 when compared to the corresponding period of the prior year. Operation and maintenance expenses for the prior period were reduced by an $8.3 million (pre-tax), benefit related to our weather-related instruments due to warmer-than-normal weather. Excluding these prior period benefits, operation and maintenance expenses decreased due to $8.7 million of lower expenses for uncollectible accounts, partially offset by $4.7 million (pre-tax) of higher pension and post-retirement benefit costs primarily due to the effect of using updated mortality assumptions commencing in fiscal year 2007.
     Depreciation and amortization expense for the regulated utility segment decreased $2.8 million (pre-tax) during the nine months ended June 30, 2007 when compared to the same period of the prior fiscal year. The lower expense was attributable to a reduction in Washington Gas’s depreciation rates on fixed assets related to the Virginia jurisdiction, partially offset by the effect of increased investment in depreciable property, plant and equipment. The reduction in Washington Gas’s depreciation rates was approved by the staff of the SCC of VA (VA Staff) during the first quarter of fiscal year 2007. In accordance with Virginia regulatory policy, we implemented the new depreciation rates retroactive to January 1, 2006, which coincides with the date of the approved depreciation study. Accordingly, our depreciation and amortization expense for the current nine-month period included a benefit totaling $7.9 million (pre-tax), of which $3.9 million (pre-tax) was applicable to the period from January 1, 2006 through September 30, 2006 and $4.0 million (pre-tax) was related to the current nine-month period. Of this $4.0 million current period benefit, approximately $2.0 million was recorded prior to the implementation of new rates in Virginia. When new rates were put into effect in Virginia, both annual revenues and annual depreciation expense were reduced by equivalent amounts; therefore, subsequent to February 13, 2007, there will be no further impact on annual operating income for this reduction. For a further discussion of our depreciation study, refer to the section entitled “Rates and Regulatory Matters—Depreciation Study” included under Management’s Discussion for Washington Gas.
      Non-Utility Operating Results
     Our continuing non-utility operations reported net income of $14.8 million, or $0.30 per share, for the nine months ended June 30, 2007, over net income of $4.3 million, or $0.08 per share, for the same nine-month period of the prior fiscal year. The following table compares the financial results from non-utility activities for the nine months ended June 30, 2007 and 2006.

Composition of Non-Utility Net Income (Loss) and Other Statistics

	Nine Months Ended
	June 30,
	2007	2006	Variance
Non-Utility Net Income (Loss) (in thousands)
Retail energy-marketing	$17,109	$4,951	$12,158
Commercial HVAC	175	324	(149)

Total major non-utility	17,284	5,275	12,009
Other activities	(2,479)	(952)	(1,527)

Total non-utility	$14,805	$4,323	$10,482

Retail Energy-Marketing Statistics
Natural gas
Therm sales (thousands of therms)	651,635	615,538	36,097
Number of customers (end of period)	143,100	144,900	(1,800)

Electricity
Electricity sales (thousands of kWhs)	2,892,539	1,390,160	1,502,379
Number of accounts (end of period)	62,400	49,100	13,300

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Retail Energy-Marketing. WGEServices reported net income of $17.1 million, or $0.35 per share, for the nine months ended June 30, 2007, an increase in earnings of $12.1 million, or $0.25 per share, over net income of $5.0 million, or $0.10 per share, reported for the same nine-month period in fiscal year 2006. The year-over-year improvement in earnings for this business primarily reflects higher gross margins from the sale of electricity, partially offset by lower gross margins from the sale of natural gas. Further tempering the improved earnings were higher selling, general and administrative expenses due to increased costs associated with growing our electric customer base and increased labor and benefits expenses. Additionally, results from the prior fiscal year benefited from the reversal of expenses of $3.1 million (pre-tax) related to certain fees assessed by the PSC of DC that were accrued in prior fiscal years.
     Gross margins from electric sales increased significantly in the current nine-month period, reflecting a substantial rise in both electric sales volumes and the gross margin per kilowatt hour sold resulting from new competitive opportunities that emerged in the second half of fiscal year 2006. Also favorably affecting the gross margins from electric sales were unrealized mark-to-market gains in the current nine-month period resulting from derivatives that enhanced current period earnings by $7.6 million (pre-tax).
     Partially offsetting this increase in earnings were lower gross margins from natural gas sales stemming from higher gas costs in relation to retail sales prices, slightly offset by a 5.9 percent increase in natural gas sales volumes. The decrease in gross margins was partially offset by lower unrealized mark-to-market losses from natural gas derivatives that enhanced earnings by $1.7 million (pre-tax), over the prior period.
     Interest Expense
     The following table depicts the components of interest expense for the nine months ended June 30, 2007 and 2006.

Composition of Interest Expense

	Nine Months Ended
	June 30,
(In thousands)	2007	2006	Variance

Long-term debt	$30,047	$30,586	$(539)
Short-term debt	5,206	4,680	526
Other (includes AFUDC)(a)	2,226	1,046	1,180

Total	$37,479	$36,312	$1,167

(a)	Represents the debt component of Allowance for Funds Used During Construction.
     WGL Holdings’ interest expense of $37.5 million for the first nine months of fiscal year 2007 increased $1.2 million over the same period last year. This increase reflects higher interest costs associated with short-term debt due to an increase in the weighted average cost of these borrowings, coupled with higher interest costs associated with customer deposits and other items. These increases were partially offset by lower interest costs on long-term debt resulting from a lower weighted average cost of these borrowings and a lower average balance of long-term debt outstanding.
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
     We have a goal to maintain our common equity ratio in the mid-50 percent range of total consolidated capital. The level of this ratio varies during the fiscal year due to the seasonal nature of our business. This seasonality is also evident in the variability of our short-term debt balances which are typically higher in the fall and winter months, and substantially lower in the spring when a significant portion of our current assets is converted into cash at the end of the winter heating season. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for WGL Holdings and Washington Gas, and to allow access to capital at reasonable costs. As of June 30, 2007, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 60.3 percent common equity, 1.7 percent preferred stock and 38.0 percent long-term debt. Our cash flow requirements and our ability to provide satisfactory resources to satisfy those requirements are primarily influenced by the activities of Washington Gas and, to a lesser extent, our non-utility operations.
     Our plans provide for sufficient liquidity to satisfy our financial obligations. At June 30, 2007, we did not have any restrictions on our cash balances that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.
      Short-Term Cash Requirements and Related Financing
     Washington Gas’s business is weather sensitive and seasonal, causing short-term cash requirements to vary significantly during the year. Over 75 percent of the total therms delivered in Washington Gas’s service area (excluding deliveries to two electric generation facilities) occur during the first and second fiscal quarters. Accordingly, Washington Gas typically generates more net income in the first six months of the fiscal year than it does for the entire fiscal year. During the first six months of our fiscal year, Washington Gas generates large sales volumes and its cash requirements peak when accounts receivable, unbilled revenues and storage gas inventories are at their highest levels. During the last six months of our fiscal year, after the winter heating season, Washington Gas will typically experience a seasonal net loss due to reduced demand for natural gas. During this period, many of Washington Gas’s assets are converted into cash which Washington Gas generally uses to reduce and sometimes eliminate short-term debt and to acquire storage gas for the next heating season.
     Washington Gas and WGEServices have seasonal short-term cash requirements resulting from their need to purchase storage gas inventory in advance of the winter heating periods in which the storage gas is sold. Washington Gas generally collects the cost of its gas under gas cost recovery mechanisms. WGEServices collects revenues that are designed to reimburse for its cost of gas used to supply its retail customer contracts. Variations in the timing of cash receipts from customers under these collection methods can significantly affect short-term cash requirements. In addition, both

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
Washington Gas and WGEServices pay their respective commodity suppliers before collecting the accounts receivable balances resulting from these sales. WGEServices derives its funding to finance these activities from short-term debt issued by WGL Holdings. Additionally, WGL Holdings may be required to post collateral on behalf of WGEServices for certain purchases of natural gas and electricity that are above the amount guaranteed by WGL Holdings (refer to the section entitled “Financial Guarantees” below).
     WGL Holdings and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. At June 30, 2007, WGL Holdings and Washington Gas each had revolving credit agreements with a group of commercial banks that permitted, with the banks’ approval, credit up to $325 million to each company. As of June 30, 2007, there were no outstanding borrowings under either the WGL Holdings or Washington Gas credit facilities. On August 3, 2007, WGL Holdings and Washington Gas each amended and restated their existing revolving credit facilities to permit the companies, with the banks’ approval, to borrow up to $450 million and $400 million, respectively. These amended and restated credit facilities expire on August 3, 2012, with unlimited extension options. (refer to Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q).
     At June 30, 2007 and September 30, 2006, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper of $33.6 million and $177.4 million, respectively. Substantially all of the outstanding notes payable balance at June 30, 2007 was commercial paper issued by WGL Holdings. Of the outstanding notes payable balance at September 30, 2006, $104.6 million and $72.8 million was commercial paper issued by WGL Holdings and Washington Gas, respectively.
     To manage credit risk, both Washington Gas and WGEServices may require deposits from certain customers and suppliers. At June 30, 2007 and September 30, 2006, “Customer deposits and advance payments” totaled $41.4 million and $49.6 million, respectively. For both periods, substantially all of these deposits related to customer deposits for Washington Gas. These deposits are reported as current liabilities, and may be refunded to the depositor-customer at various times throughout the year based on the customer’s payment habits. At the same time, other customers make new deposits that enable the balance of customer deposits to remain relatively steady. Refer to the section entitled “Credit Risk” for a further discussion of our management of credit risk.
      Long-Term Cash Requirements and Related Financing
     Our long-term cash requirements primarily depend upon the level of capital expenditures, long-term debt maturities and decisions to refinance long-term debt. Historically, we have devoted the majority of our capital expenditures to adding new Washington Gas customers in our existing service area. However, as a result of operating issues in Prince George’s County, Maryland that are described later in Management’s Discussion, a higher proportion of our total capital expenditures incurred throughout fiscal year 2006 and in the nine months ended June 30, 2007 was related to asset replacements rather than to new business; such expenditures are projected to be substantially completed by the end of fiscal year 2007 (refer to the section entitled “Capital Expenditures” below).
     At June 30, 2007, Washington Gas had the capacity, under a shelf registration that was declared effective by the Securities and Exchange Commission on June 8, 2006, to issue up to $300.0 million of Medium-Term Notes (MTNs).

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
      Security Ratings
     The table below reflects the current credit ratings for the outstanding debt instruments of WGL Holdings and Washington Gas. Changes in credit ratings may affect WGL Holdings’ and Washington Gas’s cost of short-term and long-term debt and their access to the capital markets. Credit ratings can change at any time.

Credit Ratings for Outstanding Debt Instruments

	WGL Holdings		Washington Gas
	Unsecured		Unsecured
	Medium-Term Notes	Commercial	Medium-Term	Commercial
Rating Service	(Indicative)(a)	Paper	Notes	Paper

Fitch Ratings	A+	F1	AA-	F1+
Moody’s Investors Service	Not Rated	Not Prime	A2	P-1
Standard & Poor’s Ratings Services(b)	AA-	A-1	AA-	A-1

(a)	Indicates the ratings that may be applicable if WGL Holdings were to issue unsecured MTNs.

(b)	On June 27, 2007, Standard & Poor’s Ratings Services revised its outlook on the long-term debt ratings of WGL Holdings and Washington Gas from negative to stable.
      Cash Flows Provided by Operating Activities
     The primary drivers for our operating cash flows are cash payments received from natural gas and electricity customers, offset by our payments for natural gas and electricity costs, operation and maintenance expenses, taxes and interest costs. Although long-term interest rates remain relatively low and we have been able to take advantage of refinancing certain of our long-term debt at lower interest rates, interest expense for the nine months ended June 30, 2007 and 2006 reflects the effect of a rise in short-term interest rates.
     Net cash provided by operating activities totaled $352.5 million for the nine months ended June 30, 2007. Net cash provided by operating activities reflects net income applicable to common stock, as adjusted for non-cash earnings and charges, as well as changes in working capital. Certain changes in working capital from September 30, 2006 to June 30, 2007 are described below:
•	Accounts receivable and unbilled revenues—net increased $45.4 million from September 30, 2006, primarily due to increased sales volumes associated with our winter heating season.

•	Storage gas inventory levels decreased $106.4 million from September 30, 2006 due to seasonal withdrawals.

•	Accounts payable and other accrued liabilities increased $40.8 million, largely attributable to seasonal natural gas purchases.
      Cash Flows Used in Financing Activities
     Cash flows used in financing activities totaled $182.3 million for the nine months ended June 30, 2007. Driving this use of cash was a decrease in our notes payable balance of $143.8 million, and common stock dividend payments totaling $49.9 million. Partially offsetting these uses was $11.5 million in cash proceeds from the issuance of common stock pursuant to our stock-based compensation plan.
     Cash Flows Used in Investing Activities
     During the nine months ended June 30, 2007, cash flows used in investing activities totaled $107.3 million, $105.3 million of which were for capital expenditures made on behalf of Washington Gas.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
      Capital Expenditures
     We have revised our five-year capital expenditures budget from $786.7 million as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, to a revised total of $748.4 million to be expended during fiscal years 2007-2011. The revised projection primarily reflects a decrease in projected expenditures related to a rehabilitation project in Prince George’s County, Maryland, as well as a projected reduction due to savings that are expected to result from the BPO plan. The following table depicts our revised capital expenditures budget for fiscal years 2007 through 2011.

Projected Capital Expenditures

	Fiscal Year Ending September 30,
(in millions)	2007	2008	2009	2010	2011	Total

New business	$51.0	$54.9	$53.9	$64.8	$58.6	$283.2
Replacements
Rehabilitation project	31.1	1.7	—	—	—	32.8
Other	25.8	27.8	28.3	26.2	25.3	133.4
LNG storage facility	1.1	1.5	44.5	60.0	20.0	127.1
Other	47.6	44.4	39.5	21.3	19.1	171.9

Total-accrual basis(a)	$156.6	$130.3	$166.2	$172.3	$123.0	$748.4

(a)	Excludes Allowance for Funds Used During Construction. Includes capital expenditures accrued and capital expenditure adjustments recorded in the fiscal year.
     The 2007 to 2011 projected periods include $283.2 million for continued growth to serve new customers and $166.2 million primarily related to the replacement and betterment of existing capacity. In connection with a rehabilitation project in Prince George’s County, Maryland, a total of $56.0 million was expended in fiscal years 2005 and 2006, and up to $32.8 million is projected to be expended between fiscal years 2007 through 2008, representing a total of $88.8 million. This represents a decrease in total estimated expenditures for this rehabilitation project of $55.2 million, or 38.3 percent, from the original estimate of $144 million. As explained in the section entitled ’’Operating Issues in Prince George’s County, Maryland,” the amount that will be expended on this rehabilitation project has been reduced to reflect the modification of the project’s scope.
     Projected expenditures also reflect $171.9 million of other expenditures, which include general plant. These expenditures include $8.1 million of net savings related to the BPO agreement. This net savings is comprised of $22.3 million of savings for the projected five-year period, partially offset by an initial payment of $14.2 million for software and licenses in fiscal year 2007. Over the ten-year term of this agreement, we expect to save approximately $51 million in capital expenditures versus the level of costs without the BPO agreement. Additionally, the projected period contains capital expenditures to construct a necessary, new source of peak day capacity within the boundaries of the natural gas distribution system to support customer growth and pressure requirements on the entire natural gas distribution system. Specifically, these estimated expenditures are expected to be used to construct a one billion cubic foot LNG storage facility on the land used for former storage facilities by Washington Gas in Chillum, Maryland. This new storage facility is currently estimated to cost a total of $148.6 million, of which $127.1 million is included in the Projected Capital Expenditures table as costs that are expected to be incurred between fiscal years 2007 through 2011. The constructed facility is currently expected to be completed and in service by the 2011-2012 winter heating season, subject to certain zoning and other legal challenges. Until such time when these legal challenges are resolved and the LNG plant is built, Washington Gas has planned for alternative sources of supply to meet its customers’ peak day requirements. These plans include capital expenditures related to infrastructure improvements which are expected to be completed by fiscal year 2011, and are reflected in the above table for the projected periods shown.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER COMMERCIAL COMMITMENTS
     Contractual Obligations
     We have revised our “Estimated Contractual Obligations and Commercial Commitments” table that was included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. The revision to this table primarily reflects $363.1 million related to payments that are due to be paid to the service-provider over the 10-year life of the contract related to the BPO plan, as well as other adjustments as necessary due to revised estimates and other new contracts. The estimated obligations as of June 30, 2007 for the remaining three months of fiscal year 2007 and for future fiscal years are shown below.

Estimated Contractual Obligations and Commercial Commitments

	Year Ended September 30,
		4th Q
(in millions)	Total	2007	2008	2009	2010	2011	Thereafter

Pipeline and storage contracts (a)	$1,416.9	$40.7	$164.7	$151.1	$137.9	$129.1	$793.4
Medium-term notes (b)	634.1	30.0	20.1	75.0	32.5	30.0	446.5
Other long-term debt (b)	2.4	—	1.1	1.3	—	—	—
Interest expense (c)	394.5	—	36.9	33.7	30.0	27.1	266.8
Gas purchase commitments—Washington Gas (d)	426.0	21.0	160.6	98.1	96.4	49.9	—
Gas purchase commitments—WGEServices (e)	596.6	97.3	350.4	108.6	32.5	7.8	—
Electric Purchase Commitments (f)	361.9	84.5	192.5	55.4	24.7	4.8	—
Operating leases	39.6	1.3	4.5	4.2	3.0	3.0	23.6
Business Process Outsourcing (g)	363.1	24.7	43.7	40.4	38.7	32.9	182.7
Other long-term commitments (h)	19.7	6.2	6.0	3.5	1.5	1.4	1.1

Total	$4,254.8	$305.7	$980.5	$571.3	$397.2	$286.0	$1,714.1

(a)	Represents minimum payments under natural gas transportation, storage and peaking contracts which have expiration dates through fiscal year 2028. These contracts were entered into based on current estimates of growth of the Washington Gas system, together with current expectations of the timing and extent of unbundling initiatives in the Washington Gas service territory. Additionally, includes minimum payments for WGEServices pipeline contracts.

(b)	Represents scheduled repayment of principal including the assumed exercise of a put option by the debt holders of $30.0 million in 2007 and $8.5 million in 2010.

(c)	Represents the scheduled interest payments associated with MTNs and other long-term debt.

(d)	Includes short-term commitments to purchase fixed volumes of natural gas under Washington Gas’s regulatory-approved hedging program, as well as long-term gas purchase commitments that contain fixed volume purchase requirements. Commitment estimates are based on both forward market prices and option premiums for prices or fixed volume purchases under these purchase commitments.

(e)	Represents commitments based on a combination of market prices at June 30, 2007 and fixed price contract commitments for natural gas delivered to various city gate stations, including the cost of transportation to that point, which is bundled in the purchase price.

(f)	Represents electric purchase commitments which are based on existing fixed price and fixed volume contracts.

(g)	Represents fixed costs to the service provider related to the 10-year contract for business process outsourcing. These payments do not reflect potential inflationary adjustments included in the contract. Including these inflationary adjustments, required payments to the service provider could total $426.5 million.

(h)	Includes certain Information Technology service contracts. Also includes committed payments related to certain environmental response costs.
     Reference is made to the “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” section of Management’s Discussion in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, for a detailed discussion of our contractual obligations. Note 6 of the Notes to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K includes a discussion of long-term debt, including debt maturities. Reference is made to Note 15 of the Notes to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K that reflects information about the various contracts of Washington Gas and WGEServices. Additionally, refer to Note 12 of the Notes to Consolidated Financial Statements in this Form 10-Q.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Financial Guarantees
     WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At June 30, 2007, these guarantees totaled $269.6 million. Termination of these guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings also issued guarantees totaling $3.0 million at June 30, 2007 that were made on behalf of certain of our non-utility subsidiaries associated with their banking transactions. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
     Operating Issues in Prince George’s County, Maryland
     Description of Operating Issues and Related Causes. On April 1, 2005, Washington Gas announced that it would address a significant increase in the number of natural gas leaks on its distribution system in a portion of Prince George’s County, Maryland. Washington Gas retained a consultant to determine the reason for the increase in leaks in the affected area of Prince George’s County. Based on the work conducted by the consultant, it is our opinion that the reason for the higher incidence of leaks in the affected area of Prince George’s County is the composition of the gas resulting from the reactivation of the Cove Point liquefied natural gas (LNG) terminal owned by Dominion Resources, Inc. Additionally, a Hearing Examiner of the Maryland Public Service Commission (PSC of MD), in a proposed order issued April 2, 2007, concluded that available evidence shows that the gas flowing from the Cove Point terminal is a contributing factor to the increased number of leaks experienced on Washington Gas’s distribution system in the affected area (refer to the section entitled “Rates and Regulatory Matters” under Management’s Discussion for Washington Gas for a further discussion of this proposed order).
     The Cove Point gas contains a lower concentration of heavy hydrocarbons (HHCs) than domestic natural gas. When gas, such as the gas from the Cove Point terminal, is introduced to Washington Gas’s distribution system, the seals on certain mechanical couplings within the distribution system shrink in size and there is a greater propensity for those seals to cause the couplings to leak.
     Given the increase in the number of natural gas leaks experienced in the affected area of Prince George’s County, Maryland in fiscal year 2005, Washington Gas announced in that year that it would replace gas service lines and replace or rehabilitate gas mains that contain the applicable mechanical couplings in the affected area of the distribution system in Prince George’s County (the rehabilitation project). Additionally, laboratory tests have shown that the injection of HHCs into the type of gas coming from the Cove Point terminal can be effective in re-swelling the seals in couplings which increases their sealing force and, thus, reduces the propensity for the couplings to leak. Based upon the scientific evidence available to date, Washington Gas constructed a facility to inject HHCs into the gas stream at the gate station that exclusively receives gas from the Cove Point terminal and serves the affected area. This facility became operational in January 2006 at a cost of approximately $3.2 million.
     The original cost estimate of the rehabilitation project was $144 million. To date, leak rates in the affected area have dramatically declined to a level that has allowed Washington Gas to return to normal evaluation procedures to address maintenance and repair decisions. This decline has benefited from the extensive replacements that have occurred in the affected area, as well as the

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
effects of HHC injections. As a result of this decline in leak rates, we have reduced the overall scope of the rehabilitation project. After considering this reduction in scope, along with lower costs incurred than originally estimated, we have reduced the total estimated cost of the rehabilitation project from the original $144 million to a new cost estimate of $88.8 million. We estimate that this project will be substantially complete by September 30, 2007.
     We consider the cost of the rehabilitation project as necessary to provide safe and reliable utility service. Therefore, we have asked for recovery of these costs in a rate case filed with the PSC of MD on April 20, 2007. A decision in this case is expected in November 2007 (refer to the section entitled “Rates and Regulatory Matters” under Management’s Discussion for Washington Gas).
     Since the HHC injection facility became operational in January 2006, Washington Gas has been evaluating the effectiveness of this HHC injection process on the couplings under field conditions. Our evaluation of the role of these HHC injections as a preventative and remedial measure was filed in a report to the PSC of MD on June 29, 2007. Based on this evaluation, Washington Gas will continue its gas conditioning operations.
     Cove Point Expansion Project and the related HHC treatment. As further discussed below, on June 16, 2006, the FERC issued an order approving a request by Dominion to expand the capacity and output of its Cove Point LNG terminal by the end of 2008. This expansion is expected to result in a substantial increase of Cove Point gas introduced into the Washington Gas distribution system in areas that have distribution and service lines constructed of similar materials and in a similar manner to those in the affected area of Prince George’s County. Additionally, on December 22, 2006, Dominion placed certain incremental facilities at its Cove Point LNG terminal into service, resulting in the opportunity for increased year-round shipments of LNG from the Cove Point terminal. The Cove Point expansion project and the operation of these incremental facilities could increase the risk that other areas of the Washington Gas distribution system may be exposed to Cove Point gas that may be either minimally blended with domestic natural gas pipeline supply or completely unblended with any other gas, thereby potentially causing an increase in leaks on couplings in additional parts of the Washington Gas distribution system. To address this potential risk, Washington Gas has begun efforts to construct two additional HHC injection facilities at gate stations. Washington Gas anticipates that both of these gate station injection facilities will be operational prior to the Cove Point LNG expansion in 2008. The estimated cost of each of the additional HHC injection facilities will range from $3 million to $4 million. Washington Gas has asked for recovery of a portion of these costs in its recently filed rate cases in all jurisdictions and believes that the cost of these facilities should be includible in the rate base upon which Washington Gas is allowed to earn an allowed rate of return.
     The estimated cost of these facilities does not include the cost of the HHCs which are injected into the gas stream at the gate stations. At June 30, 2007, Washington Gas had incurred $4.7 million of HHC commodity purchase costs for HHCs injected into our system since February 2006. Of this amount, $896,000 is being collected from customers through Washington Gas’s Purchased Gas Cost (PGC) provision, $934,000 was deferred on the balance sheet as a regulatory asset to be recovered from customers in the future, and $2.9 million has been charged to expense. This treatment is consistent with regulatory accounting requirements of various jurisdictions in Virginia, Maryland and the District of Columbia. We have requested cost recovery for both past and future HHC costs in all three jurisdictions as we continue our efforts to recover all HHC costs (refer to the section below entitled “Rates and Regulatory Matters” under Management’s Discussion for Washington Gas).

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Washington Gas continues to gather and evaluate field and laboratory evidence to determine the extent to which the injection of HHCs into the gas distribution system will be effective in preventing additional leaks or retarding the rate at which additional leaks may occur in the gas distribution system if additional volumes from the Cove Point terminal are introduced. Our construction of the two additional HHC injection facilities may not be timely, permitted or feasible. If the facilities are constructed but the injection of additional HHCs into the gas distribution system is not effective or only partially effective in preventing additional leaks on couplings and we are unable to determine a satisfactory alternative solution on a timely basis, then additional operating expenses and capital expenditures may be necessary to contend with the receipt of increased volumes of gas from the Cove Point LNG terminal into Washington Gas’s distribution system.
     Notwithstanding Washington Gas’s current and potential future actions before its local regulatory commissions with respect to the recovery of costs related to the construction of the injection facilities and the purchase of HHCs, Washington Gas is pursuing remedies to assure that its customers are only paying their appropriate share of the costs of the remediation to maintain the safety of the Washington Gas distribution system.
     Request for FERC Action. In November 2005, Washington Gas requested the FERC to invoke its authority to require Dominion to demonstrate that the increased volumes of the Cove Point gas would flow safely and reliably through the Washington Gas distribution system. Washington Gas specifically requested that the proposed expansion of the Cove Point LNG terminal be denied until Dominion has shown that the Cove Point gas: (i) is of such quality that it is fully interchangeable with the natural gas historically received by Washington Gas and (ii) will not cause harm to its customers or to the infrastructure of Washington Gas’s distribution system.
     On June 16, 2006, the FERC issued an order authorizing Dominion’s request to expand the capacity and output of its Cove Point LNG terminal and, thereby, denying Washington Gas’s request to require Dominion to demonstrate the safety and reliability of the Cove Point gas flowing through the Washington Gas distribution system. On July 17, 2006, Washington Gas filed a Request for Rehearing with the FERC to seek modification of the FERC’s June 16, 2006 order that authorized the Cove Point expansion. Washington Gas pursued the rehearing because specific scientific evidence, points of law and potentially serious safety issues were not adequately addressed by the FERC in its June 16, 2006 order on the Cove Point expansion. Washington Gas was one of several entities requesting such a rehearing. Filings by the PSC of MD and other organizations, such as KeySpan Corporation (KeySpan), state that the FERC order failed, in some way, to protect a wide range of consumers’ interests. On January 4, 2007, the FERC rejected Washington Gas’s Request for Rehearing. The FERC also denied the PSC of MD’s and KeySpan’s requests for rehearing. KeySpan and the Maryland Office of People’s Counsel (MD OPC) each subsequently filed a Request for Rehearing of the January 4, 2007 FERC order. On January 26, 2007, Washington Gas filed a notice of appeal with the United States Court of Appeals for the District of Columbia Circuit (the Court). Washington Gas requested the Court to reverse the June 16, 2006 FERC order that authorized the Cove Point expansion, as well as the January 4, 2007 FERC order that denied Washington Gas’s rehearing request. The Court placed Washington Gas’s notice of appeal on hold pending the FERC’s decision on the KeySpan and the MD OPC Request for Rehearing. On June 13, the FERC rejected these Requests for Rehearing allowing the notice of appeal filed with the Court to proceed.
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

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
      CREDIT RISK
      Regulated Utility Segment
     Certain suppliers that sell natural gas to Washington Gas have either relatively low credit ratings or are not rated by major credit rating agencies. In the event of a supplier’s failure to deliver contracted volumes of gas, Washington Gas may need to replace those volumes at prevailing market prices which may be higher than the original transaction prices, and pass these costs through to its sales customers under the purchased gas cost adjustment mechanisms. Additionally, Washington Gas enters into contracts with third parties to buy and sell natural gas for the purpose of maximizing the value of its long-term capacity and storage assets, as well as for hedging natural gas costs and interest costs. In the event of a default by these third parties, Washington Gas may be at risk for financial loss to the extent these costs are not passed through to its customers. To manage these various credit risks, Washington Gas has a credit policy in place that is designed to mitigate these credit risks through a requirement for credit enhancements including, but not limited to, letters of credit and parent guarantees. In accordance with this policy, Washington Gas has obtained credit enhancements from certain of its counterparties.
     Washington Gas is also exposed to the risk of non-payment of utility bills by certain of its customers. To manage this customer credit risk, Washington Gas may require cash deposits from its high risk customers to cover payment of their bills. The deposits are held for varying periods of time, typically a minimum of one year and, as defined by regulatory tariffs, must be refunded if the customer makes satisfactory payments to Washington Gas during the holding period of the customer deposit. There are no restrictions on Washington Gas’s use of these customer deposits. Washington Gas pays interest to its customers on these deposits in accordance with the requirements of its regulatory commissions.
      Retail Energy-Marketing Segment
     Certain suppliers that sell natural gas or electricity to WGEServices have either relatively low credit ratings or are not rated by major credit rating agencies. Depending on the ability of these suppliers to deliver natural gas or electricity under existing contracts, WGEServices could be financially exposed for the difference between the price at which WGEServices has contracted to buy these commodities and their replacement cost. Additionally, WGEServices enters into contracts with third parties to hedge the costs of natural gas and electricity. Depending on the ability of the third parties to fulfill their commitments, WGEServices could be at risk for financial loss. WGEServices has a credit policy in place that is designed to mitigate these credit risks through a requirement for credit enhancements including, but not limited to, letters of credit and parent guarantees. In accordance with this policy, WGEServices has obtained credit enhancements from certain of its counterparties. If certain counterparties or their guarantors meet the policy’s creditworthiness criteria, WGEServices grants limited amounts of unsecured credit to those counterparties or their guarantors and continuously monitors these unsecured amounts.
     WGEServices is also exposed to the risk of non-payment of bills by certain of its retail customers. WGEServices manages this risk by evaluating the credit quality of new customers as well as by monitoring collections from existing customers. To the extent necessary, WGEServices can obtain collateral from, or terminate service to, its customers. Due to the active management of WGEServices’ customer base, it has relatively low uncollectible expense and a change in the level of collections is not likely to have a material impact on our financial statements.

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
     Certain of the transactions discussed above, as well as other contracts Washington Gas has entered into for the purchase or sale of natural gas, are considered derivative instruments and are required to be recorded at fair value. Gains and losses associated with these derivative instruments are principally deferred as regulatory liabilities and assets, respectively, with a portion recorded to revenue or expense, respectively. At June 30, 2007 and September 30, 2006, such derivative instruments had unrealized net fair value losses of $8.9 million and $490,000, respectively. The June 30, 2007 unrealized net fair value loss was comprised of $15.0 million that was recorded on the balance sheet as a derivative liability and $6.1 million that was recorded as a derivative asset. The September 30, 2006 unrealized net fair value loss was comprised of $14.4 million that was recorded on the balance sheet as a derivative liability and $13.9 million that was recorded as a derivative asset. In connection with these derivative instruments, Washington Gas recorded to income a pre-tax loss of $253,000 and a pre-tax gain of $486,000 for the three and nine months ended June 30, 2007, respectively. For both the three and nine months ended June 30, 2006, Washington Gas recorded to income a pre-tax loss of $1,000. These gains and losses are recorded in accordance with regulatory treatment for recoverable or refundable costs.
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
     Natural Gas. WGEServices faces risk in that over 50 percent of its annual natural gas sales volumes are subject to some variations in customer demand associated with fluctuations in weather and customer conservation. Purchases of natural gas to fulfill retail sales commitments are made

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
generally under fixed-volume contracts that are based on normal weather assumptions. If there is a significant deviation from normal weather that causes purchase commitments to differ significantly from sales levels, WGEServices may be required to purchase incremental natural gas or sell excess natural gas at prices that negatively impact gross margins. WGEServices manages this volumetric risk by using storage gas inventory and peaking services offered to marketers by the regulated utilities that provide delivery service for WGEServices’ customers. WGEServices may also manage price risk through the use of derivative instruments that include financial options contracts and wholesale supply contracts that provide for volumetric variability. WGEServices also uses derivative instruments to minimize the price volatility from retail sales contracts which provide customers flexibility on both the price and volumes of natural gas being sold. At June 30, 2007 and September 30, 2006, these derivative instruments had an unrealized net fair value loss of $2.4 million and an unrealized net fair value gain of $386,000, respectively. The June 30, 2007 unrealized net fair value loss was comprised of $2.9 million that was recorded on the balance sheet as a derivative liability and $512,000 that was recorded as a derivative asset. The September 30, 2006 unrealized net fair value gain was comprised of $3.3 million that was recorded on the balance sheet as a derivative asset and $2.9 million that was recorded as a derivative liability. In connection with these derivative instruments, WGEServices recorded pre-tax gains of $77,000 and pre-tax losses of $5.5 million for the three and nine months ended June 30, 2007, respectively, and a pre-tax gain of $661,000 and a pre-tax loss of $4.2 million for the three and nine months ended June 30, 2006, respectively.
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
     To the extent WGEServices has not matched its customer requirements with its supply purchases; it could be exposed to electricity commodity price risk. WGEServices may manage this risk through the use of derivative instruments, including financial contracts. As of June 30, 2007, WGEServices’ derivative instruments related to the purchase of electric capacity had a fair value gain of $7.6 million that was recorded on the balance sheet as a derivative asset. At September 30, 2006, WGEServices had no such derivative instruments. In connection with its derivative instruments related to the purchase of electric capacity, WGEServices recorded a pre-tax gain of $6.0 million and $8.5 for the three and nine months ended June 30, 2007, respectively. WGEServices had no such derivative instruments during the three and nine months ended June 30, 2006.
     WGEServices’ electric business is also exposed to fluctuations in weather. Its purchases generally are made under fixed-volume contracts that are based on certain weather assumptions. If there are significant deviations in weather from these assumptions, WGEServices may incur price and volume variances that could negatively impact its expected gross margins.
     Value-at-Risk. WGEServices measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95 percent confidence interval for a one-day holding period, WGEServices’ value-at-risk at June 30, 2007 was approximately $229,000 and $210,000 related to its natural gas and electric portfolios, respectively.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Weather Risk
     We are exposed to various forms of weather risk in both our regulated utility and unregulated business segments. For Washington Gas, a large portion of its revenues is volume driven and its current rates are based upon an assumption of normal weather. Without weather protection strategies, variations from normal weather will cause our earnings to increase or decrease depending on the weather pattern. As discussed below, Washington Gas has ratemaking provisions in Maryland that are designed to moderate the volatility of its revenues and customers’ monthly bills due to variations in usage from factors such as weather and conservation. For the 2006-2007 winter heating season, Washington Gas did not have similar ratemaking provisions in the District of Columbia or Virginia. Therefore, Washington Gas relied on a weather insurance policy and a weather derivative, respectively, that were originally designed to fully neutralize the estimated negative financial effects of warmer-than-normal weather in these jurisdictions, as discussed below. During the three and nine months ended June 30, 2007, Washington Gas recorded pre-tax net amortization expense, of $255,000 and $3.6 million, respectively, related to both its weather insurance policy and weather derivative. Due to the colder-than-normal weather experienced during the 2006-2007 winter heating season, Washington Gas is not entitled to a payment under these instruments for the current fiscal year. Washington Gas recorded pre-tax accrued benefits, net of premium costs of $1.5 million and $4.7 million during the three and nine months ended June 30, 2006, respectively, related to the two weather products.
     The financial results of our non-regulated energy-marketing business, WGEServices, are also affected by variations from normal weather primarily in the winter relating to its natural gas sales, and throughout the fiscal year relating to its electricity sales. WGEServices manages these weather risks with, among other things, weather hedges.
     Billing Adjustment Mechanisms. Effective October 1, 2005, Washington Gas implemented a RNA billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. Periods of colder-than-normal weather generally would cause Washington Gas to reduce its revenues and establish a refund liability to customers, while the opposite would generally result during periods of warmer-than-normal weather. Due to the RNA billing mechanism, the colder-than-normal weather during the second quarter of fiscal year 2007 resulted in a decrease in revenues and the recording of a payable to Maryland customers.
     On July 30, 2007, Washington Gas submitted an unopposed Stipulation to the SCC of VA related to a pending rate case application in Virginia. The Stipulation, among other things, provides for the implementation of a Weather Normalization Adjustment (WNA) mechanism which is a billing adjustment mechanism that is designed to eliminate the effect of variations in weather on utility net revenues. If the Stipulation is approved, this WNA would be effective October 1, 2007. Washington Gas also has a pending rate case application filed with the PSC of DC requesting, among other things, to implement an RNA billing mechanism. For a further discussion of these regulatory matters, refer to the section entitled “Rates and Regulatory Matters” included under Management’s Discussion for Washington Gas.
     Weather Insurance. Washington Gas has a weather insurance policy designed to mitigate the negative effects of warmer-than-normal weather during the heating season in the District of Columbia. The policy was effective October 1, 2005, and has a three-year term that expires on September 30, 2008. In connection with the policy, Washington Gas recorded pre-tax net amortization expense totaling $87,000 and $1.1 million for the three and nine months ended June 30, 2007, respectively. Washington Gas recorded a pre-tax accrued benefit, net of amortization expense of the related insurance premium, totaling $380,000 and $288,000 for the three and nine months ended June 30, 2006.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Weather Derivatives. For both the 2005-2006 and the 2006-2007 winter heating seasons, Washington Gas utilized a HDD derivative designed to fully neutralize the estimated effects of warmer-than-normal weather in Virginia during the covered period. For the 2006-2007 winter heating season, Washington Gas purchased a HDD derivative effective during the period October 15, 2006 through April 30, 2007. During the three and nine months ended June 30, 2007, Washington Gas recorded pre-tax amortization expense totaling $168,000 and $2.5 million, respectively, in connection with this weather derivative. Washington Gas recorded pre-tax accrued benefits, net of amortization expense of the related premiums, of $1.1 million and $4.4 million during the three and nine months ended June 30, 2006, respectively, related to a weather derivative that was effective during the 2005-2006 winter heating season.
     WGEServices utilizes HDD derivatives for managing weather risks related to its natural gas sales. These hedges cover a portion of WGEServices’ estimated net revenue exposure to variations in HDDs. For the nine months ended June 30, 2007, we recorded pre-tax net amortization expense of $1.0 million related to these hedges. For the quarter ended June 30, 2007, WGEServices had no amortization expense related to these hedges. For the three and nine months ended June 30, 2006, WGEServices recorded a pre-tax loss of $47,000 and $2.1 million, respectively, related to these hedges.
     In June 2007, WGEServices entered into a cooling degree day (CDD) derivative to manage extreme weather risks related to its electricity sales during the summer cooling season. This CDD hedge provides benefits when the average temperature exceeds a contractually stated level during a period from July 2007 through September 2007. WGEServices did not record any amortization expense or accrue any benefits associated with this hedge during either the three or nine months ended June 30, 2007.
     Interest-Rate Risk
     We are exposed to interest-rate risk associated with our debt financing costs. Washington Gas utilizes derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility. During the three and nine months ended June 30, 2007, Washington Gas did not utilize derivative instruments associated with its debt financing costs. For a further discussion of our management of interest-rate risk, refer to Management’s Discussion within our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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
     RESULTS OF OPERATIONS — Three Months Ended June 30, 2007 vs. June 30, 2006
     Summary Results
     Washington Gas reported a seasonal net loss applicable to common stock of $1.9 million for the three months ended June 30, 2007, an improvement of $5.0 million over a net loss of $6.9 million reported for the same three months of the prior fiscal year.
     Utility Net Revenues
     We analyze Washington Gas’s financial performance based on its utility net revenues. As discussed below, Washington Gas includes the cost of the natural gas commodity and revenue taxes in its rates charged to customers. Both the cost of the natural gas commodity and revenue taxes are reflected in operating revenues. Accordingly, changes in the cost of natural gas and revenue taxes associated with sales made to customers have no direct effect on Washington Gas’s utility net revenues or net income. The following table presents utility net revenues for the three months ended June 30, 2007 and 2006.

Utility Net Revenues
	Three Months Ended
	June 30,
(In thousands)	2007	2006	Variance

Operating revenues	$236,184	$185,768	$50,416
Less: Cost of gas	126,563	89,575	36,988
Revenue taxes	11,156	9,268	1,888

Utility net revenues	$98,465	$86,925	$11,540

     Utility net revenues for Washington Gas were $98.5 million for the three months ended June 30, 2007, an increase of $11.5 million over the same three-month period in fiscal year 2006. The higher net revenues reflect an increase in deliveries to firm customers as a result of colder weather in the third quarter of fiscal year 2007 than in the same quarter of the prior fiscal year. In Maryland, the application of our RNA billing mechanism offsets the benefits from the colder-than-normal weather. In the District of Columbia and Virginia, our weather protection strategy allows us to retain the benefits of colder-than-normal weather. The expenses and net benefits associated with our weather-related instruments are reflected in “Operation and maintenance” expense, as discussed below. Also contributing to the increase in utility net revenues for the third quarter of fiscal year 2007 were: (i) the addition of 14,718 active customers since the end of the same quarter of the prior fiscal year; (ii) a favorable adjustment related to lost-and-accounted for gas and (iii) new rates that went into effect in Virginia on February 13, 2007, subject to refund, pending the outcome of a rate case proceeding.
     Key gas delivery, weather and meter statistics are shown in the table below for the three months ended June 30, 2007 and 2006.

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Gas Deliveries, Weather and Meter Statistics
	Three Months Ended			Percent
	June 30,			Increase
	2007	2006	Variance	(Decrease)

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	123,884	86,660	37,224	43.0
Gas Delivered for Others	75,854	59,458	16,396	27.6

Total Firm	199,738	146,118	53,620	36.7

Interruptible
Gas Sold and Delivered	1,133	1,511	(378)	(25.0)
Gas Delivered for Others	54,471	48,912	5,559	11.4

Total Interruptible	55,604	50,423	5,181	10.3

Electric Generation—Delivered for Others	18,331	21,916	(3,585)	(16.4)

Total deliveries	273,673	218,457	55,216	25.3

Degree Days
Actual	406	255	151	59.2
Normal	308	306	2	0.7
Percent Colder (Warmer) Than Normal	31.8%	(16.7)%	n/a	n/a
Active Customer Meters (end of period)	1,046,916	1,032,198	14,718	1.4
New Customer Meters Added	4,077	5,308	(1,231)	(23.2)

     Gas Service to Firm Customers. The level of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. Washington Gas’s rates are based on normal weather. The tariffs in the Maryland jurisdiction also include the effects of the RNA billing mechanism. The tariffs for the remaining two jurisdictions in which Washington Gas operates do not yet have an approved weather normalization mechanism. Nonetheless, the combination of declining block rates in the utility’s Virginia jurisdiction and the existence of a fixed demand charge in all jurisdictions to collect a portion of revenues reduces the effect that variations from normal weather have on utility net revenues.
     During the quarter ended June 30, 2007, total natural gas deliveries to firm customers increased 53.6 million therms, or 36.7 percent, to 199.7 million therms delivered during the third quarter of fiscal year 2007. The increase in therm deliveries was driven by 59.2 percent colder weather. Weather for the third quarter of fiscal year 2007 was 31.8 percent colder than normal as compared to 16.7 percent warmer than normal for the comparable quarter of the prior fiscal year.
     Gas Service to Interruptible Customers. Washington Gas curtails or interrupts service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers increased by 5.2 million therms, or 10.3 percent, during the third quarter of fiscal year 2007 when compared to the same quarter last year, reflecting increased demand due to colder weather. The effect on net income of any changes in delivered volumes and prices to the interruptible class is limited by margin-sharing arrangements that are included in Washington Gas’s rate designs in the District of Columbia and, to a much smaller extent, in Virginia. Under the Maryland RNA billing mechanism, rates for interruptible customers in Maryland are based on a traditional cost of service approach, and Washington Gas retains a defined amount above a pre-approved margin threshold level.
     Gas Service for Electric Generation. Washington Gas sells and/or delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the third quarter of fiscal year 2007, deliveries to these customers decreased 16.4 percent to 18.3 million therms over the same quarter of fiscal year 2006. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Utility Operating Expenses
     Operation and Maintenance Expenses. Operation and maintenance expenses of $59.3 million (pre-tax) for the three months ended June 30, 2007 were $2.6 million higher than the same three-month period of the prior fiscal year. This increase primarily reflects: (i) the unfavorable comparison in the current quarter of a $1.8 million (pre-tax), benefit recorded in the prior period related to our weather-related instruments due to warmer-than-normal weather; (ii) $1.6 million (pre-tax) of higher pension and post-retirement benefit costs and (iii) $972,000 (pre-tax) of severance costs allocable to the District of Columbia related to the implementation of the BPO plan. Partially offsetting the increase in these expenses were $1.5 million (pre-tax) of lower uncollectible accounts expense and the reversal of $2.0 million (pre-tax) related to costs previously expensed for start-up activities associated with achieving Washington Gas’s BPO initiatives.
     Depreciation and Amortization. Depreciation and amortization expense was $23.4 million (pre-tax) for the third quarter of fiscal year 2007, an increase of $339,000 over the same three-month period of the prior fiscal year. This increase is primarily due to $1.6 million (pre-tax) of additional depreciation on an increased balance in property, plant and equipment, partially offset by a $1.3 million (pre-tax) decrease in these expenses due to a reduction in Washington Gas’s depreciation rates on fixed assets related to the Virginia jurisdiction.
     RESULTS OF OPERATIONS — Nine Months Ended June 30, 2007 vs. June 30, 2006
     Summary Results
     For the first nine months of fiscal year 2007, Washington Gas reported net income applicable to common stock of $106.2 million, an increase of $8.6 million over net income of $97.6 million reported for the same period of the prior fiscal year.
     Utility Net Revenues
     The following table presents utility net revenues for the nine months ended June 30, 2007 and 2006.

Utility Net Revenues
	Nine Months Ended
	June 30,
(In thousands)	2007	2006	Variance

Operating revenues	$1,377,196	$1,503,562	$(126,366)
Less: Cost of gas	836,373	985,325	(148,952)
Revenue taxes	49,266	46,721	2,545

Utility net revenues	$491,557	$471,516	$20,041

     Utility net revenues for Washington Gas were $491.6 million for the nine months ended June 30, 2007, an increase of $20.1 million over net revenues of $471.5 million reported for the corresponding period in the prior fiscal year 2006. The increase in utility net revenues reflects higher natural gas deliveries to firm customers in the first nine months of fiscal year 2007 when compared to the same period of the prior fiscal year. The increase in therm deliveries was driven by colder weather when compared to the same period of the prior year. Including the effects of our weather protection strategies during the nine months ended June 30, 2007, net revenues were enhanced by an estimated $3 million (after-tax) from the colder-than-normal weather. For the comparable nine-month period in fiscal year 2006, net revenues were enhanced in relation to normal weather by an estimated $2.5 million (after-tax), driven primarily from colder-than-normal weather experienced during the first quarter of fiscal year 2006.

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Also contributing to the increase in utility net revenues for the first nine months of fiscal year 2007 were: (i) the addition of 14,718 active customers since the end of the same quarter of the prior fiscal year; (ii) a charge recorded in the second quarter of fiscal year 2006 of $4.6 million (pre-tax), related to a proposed regulatory order to disallow certain natural gas costs incurred by Washington Gas and billed to Maryland customers; (iii) a favorable adjustment related to lost-and-unaccounted-for gas from the recently completed winter season and (iv) new rates that went into effect in Virginia on February 13, 2007, subject to refund, pending the outcome of a rate case proceeding. These increases were partially offset by decreased earnings from recoverable carrying costs on storage gas inventories.
     Key gas delivery, weather and meter statistics are shown in the table below for the nine months ended June 30, 2007 and 2006.

Gas Deliveries, Weather and Meter Statistics
	Nine Months Ended			Percent
	June 30,			Increase
	2007	2006	Variance	(Decrease)

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	796,724	745,459	51,265	6.9
Gas Delivered for Others	391,993	358,492	33,501	9.3

Total Firm	1,188,717	1,103,951	84,766	7.7

Interruptible
Gas Sold and Delivered	4,335	4,781	(446)	(9.3)
Gas Delivered for Others	221,865	207,064	14,801	7.1

Total Interruptible	226,200	211,845	14,355	6.8

Electric Generation—Delivered for Others	45,444	47,775	(2,331)	(4.9)

Total deliveries	1,460,361	1,363,571	96,790	7.1

Degree Days
Actual	3,945	3,688	257	7.0
Normal	3,799	3,791	8	0.2
Percent Colder (Warmer) Than Normal	3.8%	(2.7)%	n/a	n/a
Active Customer Meters (end of period)	1,046,916	1,032,198	14,718	1.4
New Customer Meters Added	14,174	19,359	(5,185)	(26.8)

     Gas Service to Firm Customers. During the nine months ended June 30, 2007, total natural gas deliveries to firm customers increased 84.8 million therms, or 7.7 percent, to 1.2 billion therms delivered as of the third quarter of fiscal year 2007. The increase in therm deliveries was driven by colder weather during the current year when compared to the prior year.
     Gas Service to Interruptible Customers. Therm deliveries to interruptible customers increased by 14.4 million therms, or 6.8 percent, during the nine months ended June 30, 2007 when compared to the same period last year, reflecting increased demand due to colder weather.
     Gas Service for Electric Generation. During the first nine months of fiscal year 2007, deliveries to the electric generation facilities decreased 4.9 percent to 45.4 million therms as compared to the same period of fiscal year 2006, primarily reflecting the decreased use by these customers of natural gas rather than alternative fuels.

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Utility Operating Expenses
     Operation and Maintenance Expenses. Operation and maintenance expenses increased $6.1 million (pre-tax) during the nine months ended June 30, 2007 when compared to the corresponding period of the prior year. This increase reflects: (i) the unfavorable comparison in the current quarter of an $8.3 million (pre-tax), benefit recorded in the prior period related to our weather-related instruments due to warmer-than-normal weather; (ii) $4.7 million (pre-tax) of higher pension and post-retirement benefit costs and (iii) $972,000 (pre-tax) of severance costs allocable to the District of Columbia related to the implementation of the BPO plan. Partially offsetting the increase in these expenses was $8.7 million (pre-tax) of lower uncollectible accounts.
     Depreciation and Amortization. Depreciation and amortization expense was $65.7 million (pre-tax) for the first nine months of fiscal year 2007, a decrease of $3.0 million, or 4.4 percent, from the same period in the prior fiscal year. The lower expense was attributable to an adjustment recorded in the first quarter of fiscal year 2007 to reflect a reduction in Washington Gas’s depreciation rates on fixed assets related to the Virginia jurisdiction. The reduction in Washington Gas’s depreciation rates was approved by the staff of the SCC of VA during the first quarter of fiscal year 2007. In accordance with Virginia regulatory policy, we implemented the new depreciation rates retroactive to January 1, 2006, which coincides with the date of the approved depreciation study. Accordingly, our depreciation and amortization expense for the current nine-month period included a benefit totaling $7.9 million (pre-tax), of which $3.9 million (pre-tax) was applicable to the period from January 1, 2006 through September 30, 2006. Partially offsetting the effect of reduced depreciation rates was the effect of additional depreciation on an increased balance in property, plant and equipment.
     RATES AND REGULATORY MATTERS
     District of Columbia Jurisdiction
     Recovery of HHC Costs. On May 1, 2006, Washington Gas filed two tariff applications with the PSC of DC requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the utility to recover from its delivery service customers the costs of HHCs that are being injected into Washington Gas’s natural gas distribution system. Washington Gas has been recovering the costs of HHCs from sales customers in the District of Columbia through its PGC provision in this jurisdiction. On October 2, 2006, the PSC of DC issued an order rejecting Washington Gas’s proposed tariff revisions until the PSC of MD issues a final order related to this matter (refer to “Maryland Jurisdiction” below). On October 12, 2006, Washington Gas filed a Motion for Clarification requesting that the PSC of DC affirm that Washington Gas can continue collecting HHC costs from sales customers through its PGC provision or to record such HHC costs incurred as a regulatory asset pending a ruling by the PSC of DC on future cost recovery. On May 11, 2007, the PSC of DC directed Washington Gas to cease prospective recovery of the cost of HHCs through the PGC provision, with future HHC costs to be recorded as a “pending” regulatory asset.
     Application for Rate Increase. On December 21, 2006, Washington Gas filed an application with the PSC of DC requesting to increase its annual delivery service revenues in the District of Columbia by approximately $20.0 million. The application seeks an overall rate of return of 8.89 percent and a return on common equity of 11.08 percent. This compares to the current overall rate of return of 8.42 percent and return on common equity of 10.60 percent as authorized by the PSC of DC in its Final Order issued to Washington Gas on November 10, 2003.
     Washington Gas also requests approval of various billing, rate design and other proposals, including: (i) the implementation of an RNA billing mechanism; (ii) the implementation of a PBR plan; (iii) the implementation of a Gas Administrative Charge (GAC) and (iv) the implementation of lower depreciation rates. These proposals are discussed further below.

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
     Washington Gas also proposes to implement a PBR plan that is designed to benefit all firm customers in the District of Columbia through the incentives given to the utility to improve its performance while preserving service quality and the reliability and safety of its natural gas distribution system. The key features of the proposed PBR plan are: (i) a three-year base rate freeze; (ii) identified key service quality measures to determine Washington Gas’s progress in maintaining a safe and reliable natural gas distribution system while striving to control operating costs and (iii) an earnings sharing mechanism that would enable Washington Gas to share with both its District of Columbia customers and shareholders earnings in excess of a threshold return on equity defined as 50 basis points above the return on equity approved in this rate case proceeding.
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
     Additionally, Washington Gas requested recovery of the cost allocable to customers in the District of Columbia for Washington Gas’s investment in three HHC injection facilities (refer to the section entitled “Operating Issues in Prince George’s County, Maryland” for a further discussion of these expenditures). Washington Gas requested recovery of these costs incurred up to the date the new rates are effective; however, the PSC of DC has required Washington Gas to remove the investment in these facilities from this rate case. We believe these expenditures will be recoverable in a future proceeding.
     On June 12, 2007, intervenors filed direct testimony and exhibits in this rate case proceeding. Washington Gas filed rebuttal testimony on July 3, 2007. Hearings in the rate case, originally scheduled for the week of July 23, 2007, have been postponed which may delay the date of a final order from the PSC of DC, initially targeted for September 21, 2007.
     Maryland Jurisdiction
     Disallowance of Purchased Gas Charges. Each year, the PSC of MD reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’s purchased gas costs are not justified because it failed to support that the charges incurred were based solely on increased costs of natural gas, or it failed to follow competitive and reasonable practices in procuring and purchasing natural gas. On March 14, 2006, in connection with the PSC of MD’s annual review of Washington Gas’s gas costs that were billed to customers in Maryland from September 2003 through August 2004, a Hearing Examiner of the PSC of MD issued a proposed order approving purchased gas charges of Washington Gas for the twelve-month period ending August 2004 except for $4.6 million of such charges that the Hearing Examiner recommended be disallowed because, in the opinion of the Hearing Examiner, they were not reasonably and prudently incurred. Washington Gas filed a Notice of Appeal on April 12, 2006 and a Memorandum on Appeal on April 21, 2006 with the PSC of MD asserting that the Hearing Examiner’s recommendation is without merit. A reply memorandum was

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
filed on May 11, 2006. After consideration of these issues, we expect the PSC of MD to issue a Final Order. Over the past ten years, Washington Gas has incurred similar purchased gas charges which the PSC of MD has reviewed and approved as being reasonably and prudently incurred and therefore subject to recovery from customers. Among other issues included in the appeal, we reminded the PSC of MD of this prior recovery and requested that similar treatment be granted for this matter. During the fiscal year ended September 30, 2006, Washington Gas accrued a liability of $4.6 million (pre-tax) related to the proposed disallowance of these purchased gas charges. If the PSC of MD rules in Washington Gas’s favor, the liability recorded in fiscal year 2006 for this issue will be reversed to income.
     Recovery of HHC Costs. In March 2006, Washington Gas began recovering the costs of HHCs that are being injected into its natural gas distribution system from Maryland sales customers through its PGC provision in Maryland. On April 28, 2006, Washington Gas filed an application with the PSC of MD requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the utility to recover the cost of HHCs from its delivery service customers, as well as from its sales customers. On June 27, 2006, the PSC of MD issued an order that rejected Washington Gas’s proposed tariff revisions until an evidentiary hearing was held to further consider matters relating to the efficacy of the HHC injections in addressing existing leaks or in preventing additional leaks on Washington Gas’s distribution system (refer to the section entitled “Operating Issues in Prince George’s County, Maryland”). In addition to ordering an evidentiary hearing, the PSC of MD directed Washington Gas to cease recovering HHC costs being recovered through the PGC provision and to record costs that will be incurred in the future in a “pending” regulatory asset account for future regulatory disposition following the conclusion of the evidentiary hearing which was held on February 6, 2007.
     On April 2, 2007, a Hearing Examiner of the PSC of MD issued a Proposed Order granting Washington Gas full recovery of the cost of HHC injections related to Maryland sales and delivery service customers. Additionally, the Proposed Order allowed for full recovery of costs that were included in the “pending” regulatory asset account. In the Proposed Order, the Hearing Examiner concluded that based on available evidence, the injection of HHCs was a reasonable measure for which Washington Gas should be compensated. On May 2, 2007, the MD OPC filed a Notice of Appeal of the Proposed Order and we are awaiting a final decision by the PSC of MD on this matter.
     Application for Rate Increase. On April 20, 2007, Washington Gas filed an application with the PSC of MD requesting to increase its annual delivery service revenues in Maryland by $33.8 million. The application seeks an overall rate of return of 8.88 percent and a return on common equity of 11.00 percent. This compares to the current overall rate of return of 8.61 percent and return on common equity of 10.75 percent as authorized by the PSC of MD in its Final Order issued to Washington Gas on October 31, 2003. The filing proposes an equity ratio of 56.02% for the capital structure associated with Washington Gas’s Maryland operations. The level of revenues requested also includes a $3.2 million reduction resulting from proposed new depreciation rates. A request to implement these new depreciation rates has been filed by Washington Gas with the PSC of MD in a separate proceeding and it is expected that the new depreciation rates would be put into place commensurate with a final decision on this application (refer to the section entitled “Depreciation Study”).
     Included in its rate application, Washington Gas requests recovery of its investment in replacement plant associated with the Prince George’s County rehabilitation project as well as a request for the recovery of the cost allocable to Maryland customers for Washington Gas’s investment in three HHC injection facilities (refer to the section entitled “Operating Issues in Prince George’s County, Maryland” for a further discussion of these expenditures). Washington Gas requests recovery of all expenditures related to these items incurred up to the date the new rates are effective.

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Washington Gas also seeks approval for the implementation of a PBR plan. The key features of the proposed PBR plan are: (i) a three-year base rate freeze; (ii) service quality measures to determine Washington Gas’s progress in maintaining a safe and reliable natural gas distribution system while striving to control operating costs and (iii) an earnings sharing mechanism that would enable Washington Gas to share with both its Maryland customers and shareholders earnings in excess of a threshold return on equity defined as 50 basis points above the return on equity approved in this rate case proceeding.
     In its rate application with the PSC of MD, Washington Gas proposes the new rates and the PBR plan be implemented in November 2007.
     Intervenor testimony was filed on July 3, 2007 and rebuttal testimony was filed on July 30, 2007. Hearings are scheduled for August 20 — 22, 2007, and a final order from the PSC of MD is expected in November 2007.
     Virginia Jurisdiction
     Annual Earnings Test. In connection with a December 18, 2003 Final Order, the SCC of VA ordered Washington Gas to reduce its rate base related to net utility plant by $28 million, which was net of accumulated deferred income taxes of $14 million, and to establish an equivalent regulatory asset that Washington Gas had done for regulatory accounting purposes only. This regulatory asset, which was presented within “Accumulated depreciation and amortization” on the balance sheets, represented the difference between the accumulated reserve for depreciation recorded on the books of Washington Gas and a theoretical reserve that was derived by the Staff of the SCC of VA as part of its review of Washington Gas’s depreciation rates, and was being amortized as a component of depreciation expense over 32 years pursuant to the Final Order. The SCC of VA further ordered that an annual “earnings test” be performed to determine if Washington Gas had earned in excess of its allowed rate of return on common equity for its Virginia operations. In connection with a depreciation study filed by Washington Gas with the SCC of VA, the Staff of the SCC of VA concluded on December 27, 2006 that it was no longer necessary for Washington Gas to recognize this regulatory asset or perform annual earnings test calculations (refer to “Depreciation Study” below for a further discussion of this matter).
     Application for Rate Increase and July 30, 2007 Stipulation. On September 15, 2006, Washington Gas filed an application with the SCC of VA to increase its annual delivery service revenues in Virginia by approximately $23.0 million, subsequently revised to $17.2 million on November 8, 2006 due to a reduction in depreciation rates as further discussed in the section below entitled “Depreciation Study.” Among other things, the application requested an overall rate of return of 9.12 percent and a return on common equity of 11.25 percent. This compares to the previous overall rate of return of 8.44 percent and return on common equity of 10.50 percent as authorized by the SCC of VA in its Final Order issued to Washington Gas on December 18, 2003.
     On July 30, 2007, Washington Gas, the VA Staff, and one other participant entered into and submitted a Stipulation to the SCC of VA related to this rate case application. The Stipulation was not opposed by any of the parties to the proceedings. The Stipulation includes an annual rate increase of $3.9 million and allows for a rate of return on common equity of 10.0 percent and an overall rate of return of 8.41 percent. The Stipulation also provides for various billing, rate design and other proposals requested by Washington Gas in the rate case application, including:

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
(i)	the implementation of a WNA mechanism, a billing adjustment mechanism that is designed to eliminate the effect of variations in weather on utility net revenues. The Stipulation leaves in place the declining-block-rate structure which has the effect of mitigating the volatility in Washington Gas’s revenues associated with changes in customer consumption for either weather or customer usage;

(ii)	the implementation of a PBR plan, which includes:
•	a four-year delivery service base rate freeze,

•	service quality standards to be upheld by Washington Gas for maintaining a safe and reliable natural gas distribution system while striving to control operating costs,

•	an earnings sharing mechanism that enables Washington Gas to share with shareholders and Virginia customers the earnings that exceed a target of 10.5 percent return on equity and

•	recovery of initial start-up costs associated with achieving Washington Gas’s BPO initiatives. As a result of this PBR plan and certain other terms of the Stipulation, Washington Gas will defer initial costs to achieve the BPO initiatives as a regulatory asset and subsequently amortize those costs over the recovery period;
(iii)	the recovery of the costs of HHCs as a gas cost from both sales and delivery service customers. The PGC provision for sales customers and the Balancing Charge for delivery service customers provide for the full recovery of the heating value equivalent of HHCs that have been injected into Washington Gas’s natural gas distribution system since February 2006. HHC costs in excess of the heating value equivalent will generally be recovered through distribution charges on a prospective basis;

(iv)	the implementation of a GAC as of September 2007, which removes the cost of uncollectible accounts expense related to gas costs from base rates and instead, permits the utility to collect an amount for this expense through its PGC provision;

(v)	the implementation of sharing for asset management revenues between customers and shareholders for those revenues above an annual threshold level and

(vi)	the implementation of a long-term capital replacement project to address mechanical couplings in Virginia.
     On February 13, 2007, under the regulations of the SCC of VA, Washington Gas implemented the proposed general increase, subject to refund, pending the SCC of VA’s final decision in this rate case proceeding. Although the rate design features are generally not effective until October 1, 2007, Washington Gas has been recording a reserve to reflect this estimated refund and the refund will be issued upon approval of the Stipulation by the SCC of VA.
     Depreciation Study
     In October 2006, Washington Gas completed a depreciation rate study based on its property, plant and equipment balances as of December 31, 2005. The results of the depreciation study concluded that Washington Gas’s depreciation rates should be reduced due to asset lives being extended beyond previously estimated lives. Under regulatory requirements, these depreciation rates must be approved before they are placed into effect. In the District of Columbia and Maryland, regulatory requirements prescribe that whenever depreciation rates are revised, there must be a corresponding revision to customer billing rates. Accordingly, the new depreciation rates in the District of Columbia and Maryland will not be placed into effect until a rate case proposal is approved enabling this change.

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     On April 13, 2007, Washington Gas filed the portion of the depreciation study related to the Maryland jurisdiction. The impact of the newly proposed depreciation rates are reflected in Washington Gas’s cost of service study that is included as part of the April 20, 2007 rate application. It is expected that the new depreciation rates will be approved and placed into effect when the revised customer billing rates for revenues are approved to reflect the corresponding change in depreciation rates.
     In connection with Washington Gas’s December 21, 2006 rate application filed with the PSC of DC, Washington Gas included that portion of the depreciation study related to the District of Columbia jurisdiction. The impact of the newly proposed depreciation rates are reflected in Washington Gas’s cost of service study that is included as part of the rate application. The new depreciation rates will be placed into effect when the revised customer billing rates for revenues are approved to reflect the corresponding change in depreciation rates.
     In connection with Washington Gas’s September 15, 2006 rate application filed with the SCC of VA, on November 8, 2006, Washington Gas included that portion of the depreciation study related to the Virginia jurisdiction. Based on the results of the depreciation study, Washington Gas reduced the requested $23.0 million rate increase in the September 15, 2006 SCC of VA application to $17.2 million. In December 2006, the Staff of the SCC of VA approved the reduction in Washington Gas’s depreciation rates. In accordance with Virginia regulatory policy, Washington Gas implemented the new depreciation rates retroactive to January 1, 2006 which coincides with the date of the approved depreciation study. Accordingly, our depreciation and amortization expense for the current nine-month period included a benefit totaling $7.9 million (pre-tax), of which $3.9 million (pre-tax) was applicable to the period from January 1, 2006 through September 30, 2006 and $4.0 million (pre-tax) was related to the current nine-month period. Of this $4.0 million current period benefit, approximately $2.0 million was recorded prior to the implementation of new rates in Virginia. When new rates were put into effect in Virginia, both annual revenues and annual depreciation expense were reduced by equivalent amounts; therefore, subsequent to February 13, 2007, there will be no further impact on annual operating income for this reduction.
     OTHER MATTERS
     New Asset Manager Agreements. Washington Gas enters into contracts with asset managers to manage a portion of Washington Gas’s long-term gas transportation and storage capacity. Management of this capacity includes: (i) assisting in the acquisition and delivery of gas supply to Washington Gas’s service territory and (ii) making off-system sales when such capacity is under-utilized. Additionally the asset managers may utilize the capacity for their own purposes in exchange for a fee paid to Washington Gas. From May 1, 2006 through April 30, 2007, Washington Gas had a contract with an individual asset manager to manage a portion of its long-term transportation and storage capacity. On May 1, 2007, this contract expired, and Washington Gas entered into new agreements with two new asset managers that expire on April 30, 2008. Under these new agreements, Washington Gas has divided the right to manage a portion of its capacity into two sub-sets, with each of the asset managers taking on responsibility for certain transportation and storage capacity. The remainder of Washington Gas’s interstate transportation and storage capacity has been retained by Washington Gas to manage. Washington Gas accounts for the fees paid by the asset managers as revenues. A portion of these fees are shared with customers through the regulated margin-sharing arrangements as a reduction in natural gas costs, otherwise recoverable from firm customers. Washington Gas will manage a greater portion of its capacity under these new agreements in order to maximize the potential value of its capacity resources and subsequently lower the cost of gas to its sales service customers. These transactions include fixed-priced and market-priced purchases and sales which Washington Gas has matched with the purchase of derivative instruments that simultaneously fix the economic gain on these transactions.
     New Labor Contract. Washington Gas has entered a new five-year labor contract with the Teamsters Local Union No. 96 (Local 96), a local union affiliated with the International Brotherhood of Teamsters. The contract covers approximately 600 employees. The Teamsters ratified the contract on May 11, 2007 and is effective through May 31, 2012. The contract includes, among other things: (i) annual wage increases ranging from three to four percent; (ii) employment protection for each Local 96 employee employed at the date of ratification; (iii) discontinuance of the defined benefit pension plan for Local 96 employees hired after December 31, 2008 and (iv) an increase in Washington Gas’s contribution to its defined-contribution savings plan for Local 96 employees.

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
ITEM 4. CONTROLS AND PROCEDURES

     Senior management, including the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ and Washington Gas’s disclosure controls and procedures as of June 30, 2007. Based on this evaluation process, the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that WGL Holdings’ and Washington Gas’s disclosure controls and procedures are effective. There have been no changes in the Registrants’ internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

WGL Holdings, Inc.
Washington Gas Light Company
Part II—Other Information
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS

     We are updating our risk factors that were disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. Reflected in this update are risks associated with our Business Process Outsourcing plan.
     Washington Gas will incur significant initial start-up costs in connection with the outsourcing of a portion of its business functions. If it is unable to recover these costs, this could have an adverse effect on Washington Gas’s financial condition, results of operations and cash flows.
     Washington Gas entered into a ten-year agreement with Accenture, LLP effective on June 19, 2007. Under this agreement, Washington Gas will outsource certain business processes related to human resources, information technology, consumer services and finance operations. If Washington Gas is unable to recover the initial start-up costs relating to the BPO during the term of the agreement, this may adversely affect our financial condition, results of operations and cash flows.
ITEM 5. OTHER INFORMATION

     The following disclosure relates to a material contract that was entered into on August 3, 2007 related to amended and restated credit agreements for both WGL Holdings, Inc. and Washington Gas Light Company. This event is a required disclosure under “Item 1.01 Entry into a Material Definitive Agreement,” of the current report on Form 8-K, and is being filed in this quarterly report to meet that disclosure requirement.
     On August 3, 2007, WGL Holdings and Washington Gas each amended and restated their existing revolving credit agreements. The amended and restated credit agreements, which expire on August 3, 2012, are with a group of commercial banks, including Wachovia Bank, National Association; Bank of Tokyo-Mitsubishi Trust Company; Citibank, N.A.; SunTrust Bank; Wells Fargo Bank, National Association; The Bank of New York; JPMorgan Chase Bank, N.A.; Bank of America, N.A.; PNC Bank, National Association; Branch Banking & Trust Company; The Bank of Nova Scotia; and The Northern Trust Company (collectively the Lenders). The amended and restated credit facilities support any outstanding commercial paper and permit short-term borrowing flexibility. The amended and restated credit facility for WGL Holdings permits it to borrow up to $400 million, and further permits, with the banks’ approval, an additional line of credit of $50 million, for a maximum potential total of $450 million. The amended and restated credit facility for Washington Gas permits it to borrow up to $300 million, and further permits with the banks’ approval, an additional line of credit of $100 million, for a maximum potential total of $400 million.

WGL Holdings, Inc.
Washington Gas Light Company
Part II—Other Information
     The amended and restated credit facilities replaced revolving credit agreements that were originally entered into by WGL Holdings and Washington Gas dated September 30, 2005 with a group of commercial banks, including Wachovia Bank, National Association; The Bank of New York; Bank of Tokyo-Mitsubishi Trust Company; Citibank, N.A.; SunTrust Bank, N.A.; JPMorgan Chase Bank, N.A.; Wells Fargo Bank, National Association; Bank of America, N.A.; PNC Bank, National Association; and KBC Bank, N.V. These facilities permitted WGL Holdings and Washington Gas to borrow up to $275 million and $225 million, respectively and would have expired on September 30, 2010. These facilities further permitted, with the banks’ approval, additional lines of credit of $50 million and $100 million, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part II—Other Information
Item 6—Exhibits
ITEM 6. EXHIBITS

Exhibits:

3(ii).1	Bylaws of WGL Holdings, Inc. as amended on June 28, 2007.

3(ii).2	Bylaws of Washington Gas Light Company as amended on June 28, 2007.

10.1	Master Services Agreement, effective June 19, 2007, with Accenture LLP, related to business process outsourcing, and service and technology enhancements. Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.

10.2	Amended and Restated Credit Agreement dated as of August 3, 2007 among WGL Holdings, Inc., the Lenders, Wachovia Bank, National Association, as administrative agent; Bank of Tokyo-Mitsubishi Trust Company, as syndication agent; Citibank, N.A., SunTrust Bank and Wells Fargo Bank, National Association, as documentation agents; and Wachovia Capital Markets, LLC, as lead arranger and book runner.

10.3	Amended and Restated Credit Agreement dated as of August 3, 2007 among Washington Gas Light Company, the Lenders, Wachovia Bank, National Association, as administrative agent; Bank of Tokyo-Mitsubishi Trust Company, as syndication agent; Citibank, N.A., SunTrust Bank and Wells Fargo Bank, National Association, as documentation agents; and Wachovia Capital Markets, LLC, as lead arranger and book runner.

31.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.

99.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.

99.3	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company.

99.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company.

WGL Holdings, Inc.
Washington Gas Light Company
Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY (Co-Registrants)

Date: August 9, 2007	/s/ Mark P. O’Flynn
Mark P. O’Flynn
Controller (Principal Accounting Officer)