Form 10-K
period 2007-09-30
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2007-11-27
CIK 104819, 1103601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2007

Commission	Exact name of registrant as specified in its charter and	State of	I.R.S.
File Number	principal office address and telephone number	Incorporation	Employer Identification No.

1-16163	WGL Holdings, Inc. 101 Constitution Ave., N.W. Washington, D.C. 20080 (703) 750-2000	Virginia	52-2210912

0-49807	Washington Gas Light Company 101 Constitution Ave., N.W. Washington, D.C. 20080 (703) 750-4440	District of Columbia and Virginia	53-0162882

Securities registered pursuant to Section 12(b) of the Act (as of September 30, 2007):

Title of each class	Name of each exchange on which registered

WGL Holdings, Inc. common stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act (as of September 30, 2007):

Title of each class	Name of each exchange on which registered

Washington Gas Light Company preferred stock, cumulative, without par value:
$4.25 Series	Over-the-Counter Bulletin Board
$4.80 Series	Over-the-Counter Bulletin Board
$5.00 Series	Over-the-Counter Bulletin Board

Indicate by check mark if each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

WGL Holdings, Inc.	Yes X No
Washington Gas Light Company	Yes No X

Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes       No  X

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

WGL Holdings, Inc.	Large Accelerated Filer X	Accelerated Filer	Non-Accelerated Filer
Washington Gas Light Company	Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer X

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes       No  X

The aggregate market value of the voting common equity held by non-affiliates of the registrant, WGL Holdings, Inc., amounted to $1,565,819,119 as of March 31, 2007.

WGL Holdings, Inc. common stock, no par value outstanding as of October 31, 2007: 49,449,357 shares.

All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of October 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of WGL Holdings, Inc.’s definitive Proxy Statement and Washington Gas Light Company’s definitive Information Statement in connection with the 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and 14C not later than 120 days after September 30, 2007, are incorporated in Part III of this report.

WGL Holdings, Inc.
Washington Gas Light Company
For the Fiscal Year Ended September 30, 2007

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

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) included under Item 7 is divided into two major sections for WGL Holdings and Washington Gas. Included under Item 8 are the Consolidated Financial Statements of WGL Holdings and the Financial Statements of Washington Gas. Also included are the Notes to Consolidated Financial Statements that are presented on a combined basis for both WGL Holdings and Washington Gas.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans,” and similar expressions, or future or conditional verbs such as “will,” “should,” “would” and “could.” Although the registrants, WGL Holdings and Washington Gas, believe such forward-looking statements are based on reasonable assumptions, they cannot give assurance that every objective will be achieved. Forward-looking statements speak only as of today, and the registrants assume no duty to update them. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	the level and rate at which costs and expenses are incurred and the extent to which they are allowed to be recovered from customers through the regulatory process in connection with constructing, operating and maintaining Washington Gas’s natural gas distribution system;

•	the ability to implement successful approaches to modify the current or future composition of gas delivered to customers or to remediate the effects of the current or future composition of gas delivered to customers, as a result of the introduction of gas from the Dominion Cove Point facility to Washington Gas’s natural gas distribution system;

•	variations in weather conditions from normal levels and the outcome for the application of risk management tools designed to offset this potential exposure;

•	the availability of natural gas supply and interstate pipeline transportation and storage capacity;

•	the ability of natural gas producers, pipeline gatherers, and natural gas processors to deliver natural gas into interstate pipelines for delivery by those interstate pipelines to the entrance points of Washington Gas’s natural gas distribution system as a result of factors beyond our control;

•	changes in economic, competitive, political and regulatory conditions and developments;

•	changes in capital and energy commodity market conditions;

•	changes in credit ratings of debt securities of WGL Holdings or Washington Gas that may affect access to capital or the cost of debt;

•	changes in credit market conditions and creditworthiness of customers and suppliers;

•	changes in relevant laws and regulations, including tax, environmental and employment laws and regulations;

•	legislative, regulatory and judicial mandates or decisions affecting business operations or the timing of recovery of costs and expenses;

•	the timing and success of business and product development efforts and technological improvements;

•	the pace of deregulation efforts and the availability of other competitive alternatives to our products and services;

•	changes in accounting principles;

WGL Holdings, Inc.
Washington Gas Light Company

•	new commodity purchase and sales contracts or financial contracts and modifications in the terms of existing contracts that may materially affect fair value calculations under derivative accounting requirements;

•	the ability to effectively manage the outsourcing of several business processes;

•	acts of God;

•	terrorist activities and

•	other uncertainties.

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

WGL Holdings, Inc.
Washington Gas Light Company

GLOSSARY OF KEY TERMS

Active Customer Meters: Natural gas meters that are physically connected to a building structure within the Washington Gas distribution system and that receive active service.

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

Business Process Outsourcing (BPO) Plan: An agreement whereby a service provider will perform certain functions that have historically been performed by Washington Gas.

City Gate: A point or measuring station at which a gas distribution company such as Washington Gas receives natural gas from an unaffiliated pipeline or transmission system.

Cooling Degree Day (CDD): A measure of the variation in weather based on the extent to which the daily average temperature is above 65 degrees Fahrenheit.

Delivery Service: The regulated distribution or delivery of natural gas to retail customers. Washington Gas provides delivery service to retail customers in Washington, D.C. and parts of Maryland and Virginia.

Design Day: Washington Gas’s design day represents the maximum anticipated demand on Washington Gas’s natural gas distribution system during a 24-hour period assuming a five-degree Fahrenheit average temperature and 17 miles per hour average wind, considered to be the coldest conditions expected to be experienced in the Washington DC region.

Dividend Yield on Book Value: Dividends declared per share divided by book value per share.

Firm Customers: Customers whose gas supply will not be disrupted to meet the needs of other customers. Typically, this class of customer comprises residential customers and most commercial customers.

Gas Administrative Charge (GAC): A regulatory mechanism designed to remove the cost of uncollectible accounts expense related to gas costs from base rates and instead, permits Washington Gas to collect an amount for this expense through its Purchased Gas Charge provision.

Gross Margin: Revenues, less the associated cost of natural gas or electricity.

Heating Degree Day (HDD): A measure of the variation in weather based on the extent to which the daily average temperature falls below 65 degrees Fahrenheit.

Heavy Hydrocarbons (HHCs): Compounds, such as hexane, which Washington Gas is injecting into its distribution system to treat vaporized liquefied natural gas.

HVAC: Heating, ventilating and air conditioning products and services.

Interruptible Customers: Large commercial customers whose service can be temporarily interrupted in order for the regulated utility to meet the needs of firm customers. These customers pay a lower delivery rate than firm customers and they must be able to readily substitute an alternate fuel for natural gas.

Liquefied Natural Gas (LNG): The liquid form of natural gas.

Market-to-Book Ratio: Market price of a share of common stock divided by its book value per share.

New Customer Meters Added: Natural gas meters that are newly connected to a building structure within the Washington Gas distribution system. Service may or may not have been activated.

Normal Weather: A forecast of expected HDDs based on historical HDD data.

Payout Ratio: Dividends declared per share divided by basic earnings per share.

Performance-Based Rate (PBR) plan: An earnings sharing mechanism that enables Washington Gas to share with shareholders and customers the earnings that exceed a target rate of return on equity.

PSC of DC: The District of Columbia Public Service Commission is a three-member board that regulates Washington Gas’s distribution operations in the District of Columbia.

PSC of MD: The Maryland Public Service Commission is a five-member board that regulates Washington Gas’s distribution operations in Maryland.

Purchased Gas Charge (PGC): The purchased gas charge represents the cost of gas, gas transportation, gas storage services purchased and other gas related costs. The purchased gas charge is collected from customers through tariffs established by the regulatory commissions that have jurisdiction over Washington Gas.

Regulated Utility Segment: Includes the operations of Washington Gas which are regulated by regulatory commissions located in the District of Columbia, Maryland and Virginia, and the operations of Hampshire Gas Company which are regulated by the Federal Energy Regulatory Commission.

Retail Energy-Marketing: Unregulated sales of natural gas and electricity to end users by our subsidiary, Washington Gas Energy Services, Inc.

WGL Holdings, Inc.
Washington Gas Light Company

Return on Average Common Equity: Net income divided by average common shareholders’ equity.

Revenue Normalization Adjustment (RNA): A regulatory billing mechanism designed to stabilize the level of net revenues collected from customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels, and other factors such as conservation.

SCC of VA: The Commonwealth of Virginia State Corporation Commission is a three-member board that regulates Washington Gas’s distribution operations in Virginia.

Service Area: The region in which Washington Gas operates. The service area includes the District of Columbia, and the surrounding metropolitan areas in Maryland and Virginia.

Tariffs: Documents issued by the regulatory commission in each jurisdiction that set the prices Washington Gas may charge and the practices it must follow when providing utility service to its customers.

Third-Party Marketer: Unregulated companies that sell natural gas and electricity directly to retail customers. Washington Gas Energy Services, Inc., a subsidiary company of Washington Gas Resources Corp., is a third-party marketer.

Therm: A natural gas unit of measurement that includes a standard measure for heating value. We report our natural gas sales and deliveries in therms. A therm of gas contains 100,000 British thermal units of heat, or the energy equivalent of burning approximately 100 cubic feet of natural gas under normal conditions. Ten million therms equal approximately one billion cubic feet of natural gas.

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

Washington Gas: Washington Gas Light Company is a subsidiary of WGL Holdings, Inc. that sells and delivers natural gas primarily to retail customers in accordance with tariffs set by the PSC of DC, the PSC of MD and the SCC of VA.

Washington Gas Resources: Washington Gas Resources Corp. is a subsidiary of WGL Holdings, Inc. that owns the majority of the non-utility subsidiaries.

WGEServices: Washington Gas Energy Services, Inc. is a subsidiary of Washington Gas Resources Corp. that sells natural gas and electricity to retail customers on an unregulated basis.

WGESystems: Washington Gas Energy Systems, Inc. is a subsidiary of Washington Gas Resources Corp. that offers HVAC-related products and services to commercial customers.

WGL Holdings: WGL Holdings, Inc. is a holding company that became the parent company of Washington Gas Light Company and its subsidiaries effective November 1, 2000.

Weather Derivative: A financial instrument that provides protection from the negative financial effects of warmer-than-normal weather during the winter heating season.

Weather Insurance Policy: An insurance policy that provides protection from the negative financial effects of warmer-than-normal weather during the winter heating season.

Weather Normalization Adjustment (WNA): A billing adjustment mechanism that is designed to minimize the effect of variations from normal weather on utility net revenues.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business

ITEM 1.	BUSINESS

CORPORATE OVERVIEW

WGL HOLDINGS, INC.

WGL Holdings is a holding company that was established on November 1, 2000 as a Virginia corporation to own subsidiaries that sell and deliver natural gas and provide a variety of energy-related products and services to customers primarily in the District of Columbia, and the surrounding metropolitan areas in Maryland and Virginia. WGL Holdings owns all of the shares of common stock of Washington Gas, a regulated natural gas utility, and all of the shares of common stock of Washington Gas Resources Corporation (Washington Gas Resources), Hampshire Gas Company (Hampshire) and Crab Run Gas Company (Crab Run). Washington Gas Resources owns three unregulated subsidiaries that include Washington Gas Energy Services, Inc. (WGEServices), Washington Gas Energy Systems, Inc. (WGESystems) and Washington Gas Credit Corporation (Credit Corp.).

WASHINGTON GAS LIGHT COMPANY

Washington Gas is a regulated public utility that sells and delivers natural gas to customers in the District of Columbia and adjoining areas in Maryland, Virginia and several cities and towns in the northern Shenandoah Valley of Virginia. Washington Gas has been engaged in the natural gas distribution business for 159 years, since its incorporation by an Act of Congress in 1848. Washington Gas has been a Virginia corporation since 1953 and a corporation of the District of Columbia since 1957.

INDUSTRY SEGMENTS

We have three operating segments:

(i) The regulated utility segment.  The regulated utility segment consists of Washington Gas and Hampshire. Washington Gas is regulated by the Public Service Commission of the District of Columbia (PSC of DC), the Public Service Commission of Maryland (PSC of MD) and the State Corporation Commission of Virginia (SCC of VA). These regulatory commissions set the rates in their respective jurisdictions that Washington Gas can charge customers for its rate-regulated services. These rates are designed to provide an opportunity for Washington Gas to recover its expenses and earn a just and reasonable rate of return on its invested capital. Hampshire is regulated by the Federal Energy Regulatory Commission (FERC) and operates an underground natural gas storage facility in Hampshire County, West Virginia that provides services exclusively to Washington Gas. Washington Gas includes the cost of these services in the bills sent to its customers. Hampshire operates under a “pass-through” cost of service-based tariff approved by the FERC, and adjusts its billing rates to Washington Gas on a periodic basis to account for changes in its investment in utility plant and expenses.

(ii) The retail energy-marketing segment.  The retail energy-marketing segment consists of the operations of WGEServices which competes with regulated utilities and other unregulated third-party marketers by selling the natural gas and electric commodity directly to residential, commercial and industrial customers with the objective of earning a profit through competitively-priced contracts.

(iii) The commercial heating, ventilating and air conditioning (HVAC) segment.  The commercial HVAC segment consists of the operations of WGESystems, which manages design-build and renovation projects and provides maintenance services to the commercial and government markets.

Transactions not specifically identifiable in one of these three segments are accumulated and reported in the category “Other Activities.” These transactions primarily consist of administrative costs associated with WGL Holdings and Washington Gas Resources. Additionally, these activities include the operations of Crab Run, a small exploration and production company and Credit Corp., which previously offered financing to customers to purchase gas appliances and other energy-related equipment, but no longer offers this financing.

Operating revenues, net income, and total assets for each of our segments are presented in Note 17 of the Notes to Consolidated Financial Statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

REGULATED UTILITY SEGMENT

Description

The regulated utility segment consists of approximately 93 percent of our consolidated total assets. Washington Gas, the core of the regulated utility segment, delivers natural gas to retail customers in accordance with tariffs approved by the regulatory commissions that have jurisdiction over Washington Gas’s rates. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third-party marketers (refer to the section entitled “Natural Gas Unbundling”). In its base rates charged to utility customers, Washington Gas generally does not earn a profit or incur a loss when it sells the natural gas commodity because these customers are charged for the natural gas commodity at the same cost that Washington Gas incurs. However, Washington Gas has an asset optimization program which utilizes Washington Gas’s storage and transportation capacity when not being used to physically serve utility customers to sell the natural gas commodity with the objective of deriving a profit to be shared with its utility customers (refer to the section entitled “Asset Management and Optimization”).

At September 30, 2007, Washington Gas had 1.046 million active customer meters in an area having a population estimated at 5.2 million. Active customer meters reflect all natural gas meters connected to the Washington Gas distribution system, excluding those meters that are not currently receiving service. Washington Gas is not dependent on a single customer or group of customers such that the loss of any one or more of such customers would have a significant adverse effect on its business. The following table lists the number of active customer meters and therms delivered by jurisdiction as of and for the year ended September 30, 2007.

Active Customer Meters and Therms Delivered by Jurisdiction

		Millions of Therms
	Active Customer	Delivered
	Meters as of	Fiscal Year Ended
Jurisdiction	September 30, 2007	September 30, 2007

District of Columbia	150,783	311.2
Maryland	426,620	764.4
Virginia	468,798	595.0

Total	1,046,201	1,670.6

For additional information on our gas deliveries and meter statistics, refer to the section entitled “Utility Net Revenues” in Management’s Discussion for Washington Gas.

Factors critical to the success of the regulated utility segment include: (i) operating a safe and reliable natural gas distribution system; (ii) having sufficient natural gas supplies to serve the demand of its customers; (iii)  being competitive with other sources of energy such as electricity, fuel oil and propane; (iv) recovering the costs and expenses of this business in the rates it charges to customers and (v) earning a just and reasonable rate of return on invested capital. During fiscal years ended September 30, 2007, 2006 and 2005, the regulated utility segment reported total operating revenues related to gas sales and deliveries to external customers of $1.5 billion, $1.6 billion and $1.4 billion, respectively.

Business Process Outsourcing

During fiscal year 2007, Washington Gas executed a ten-year business process outsourcing (BPO) agreement which is designed to improve customer service and reduce costs. Under this agreement, Washington Gas will outsource certain business processes related to human resources, information technology, consumer services and finance operations. Refer to the section entitled “Business Process Outsourcing” in Management’s Discussion, and Note 3 of the Notes to Consolidated Financial Statements for a further discussion of this matter.

Rates and Regulatory Matters

Washington Gas is regulated by the following state and local government agencies which establish the utility rates that it charges to its customers. Refer to the section entitled “Rates and Regulatory Matters” in Management’s Discussion for Washington Gas for a discussion of current rates and regulatory matters.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

District of Columbia Jurisdiction

The PSC of DC consists of three full-time members who are appointed by the Mayor with the advice and consent of the District of Columbia City Council. The term of each commissioner is four years. There are no limitations on the number of terms that can be served. The PSC of DC has no required period of time by which it must make decisions for modifications to base rates charged by Washington Gas to its customers.

Maryland Jurisdiction

The PSC of MD currently consists of five full-time members who are appointed by the Governor with the advice and consent of the Senate of Maryland. Each commissioner is appointed to a five-year term, with no limit on the number of terms that can be served.

Washington Gas is required to give 30 days’ notice before filing for a rate increase. The PSC of MD may initially suspend the proposed increase for 150 days following the 30-day notice period, and then has the option to extend the suspension for an additional 30 days. If action has not been taken after 210 days, the requested rates become effective subject to refund.

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

Seasonality of Business Operations

Washington Gas’s operations are weather-sensitive and seasonal because the majority of its business is derived from residential and small commercial customers who use natural gas for space heating purposes. Excluding deliveries for electric generation, in fiscal year 2007, 74 percent of the total therms delivered in Washington Gas’s franchise area occurred in its first and second fiscal quarters. Washington Gas’s earnings are typically generated during these two quarters, and Washington Gas historically incurs net losses in the third and fourth fiscal quarters. The seasonal nature of Washington Gas’s business creates large variations in short-term cash requirements, primarily due to the fluctuations in the level of customer accounts receivable, unbilled revenues and storage gas inventories. Washington Gas finances these seasonal requirements primarily through the sale of commercial paper and unsecured short-term bank loans. For information on our management of weather risk, refer to the section entitled “Weather Risk” in Management’s Discussion.

Natural Gas Supply and Capacity

Capacity and Supply Requirements

Washington Gas is responsible for acquiring sufficient natural gas supplies, interstate pipeline capacity and storage capacity to meet customer demand. As such, Washington Gas has adopted a diversified portfolio approach designed to satisfy the supply and demand of its customers, using multiple supply receipt points, dependable interstate pipeline transportation and storage arrangements, and its own substantial storage and peaking capabilities to meet its customers’ demands. Washington Gas’s supply and pipeline capacity plan is based on forecasted system requirements, and takes into account estimated load growth by type of customer, attrition, conservation, geographic location, interstate pipeline and storage capacity and contractual limitations and the forecasted movement of customers between sales service and delivery service. Under reduced supply conditions, Washington Gas may implement contingency plans in order to maximize the number of customers served. Contingency plans include requests to

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

conserve to the general population and targeted curtailments to specific sections of the system, consistent with curtailment tariffs approved by regulators in each of Washington Gas’s three jurisdictions.

Washington Gas obtains natural gas supplies that originate from the Gulf Coast Region, the Appalachian and Canadian regions, as well as natural gas in the form of vaporized liquefied natural gas (LNG) through the Cove Point LNG terminal owned by Dominion Resources, Inc., (Dominion) as discussed below. At September 30, 2007, Washington Gas had service agreements with four pipeline companies that provided firm transportation and/or storage services directly to Washington Gas’s city gate. These contracts have expiration dates ranging from fiscal years 2008 to 2028.

Cove Point Natural Gas Supply

In late fiscal year 2003, Dominion reactivated its Cove Point LNG terminal. The composition of the vaporized LNG received from the Cove Point LNG terminal has resulted in increased leaks in certain mechanical couplings on the portion of our distribution system that directly receives the Cove Point gas. Washington Gas has effectively remediated these leaks to date. A planned expansion of the Cove Point terminal by the end of 2008 is expected to result in a substantial increase in the receipt of Cove Point gas into additional portions of Washington Gas’s distribution system as the Cove Point gas is introduced into other downstream pipelines that provide service to Washington Gas. This expansion may result in a greater number of leaks; therefore, Washington Gas is addressing this issue through pipeline replacement programs and the construction of natural gas treatment facilities. Refer to the section entitled “Operating Issues Related To Cove Point Natural Gas Supply” in Management’s Discussion for a further discussion of this issue.

Projects for Expanding Capacity

As the result of growing demand, Washington Gas anticipates enhancing its peaking capacity by constructing an LNG peaking facility that is currently expected to be completed and placed in service by the 2011-2012 winter heating season, subject to favorable outcomes on certain zoning and legal challenges. This peaking facility will provide two million therms of daily storage transportation capacity and 10 million therms of annual storage capacity. For information related to capital expenditures for this peaking facility, refer to the section entitled “Liquidity and Capital Resources—Capital Expenditures” in Management’s Discussion. Additionally, Washington Gas has contracted with various interstate pipeline and storage companies to expand its transportation and storage capacity. Recent projects to expand Washington Gas’s transportation and/or storage capacity completed or in progress, are outlined below:

Projects For Expanding Transportation and Storage Capacity (In therms)

	Daily Storage
	Transportation	Annual Storage
Pipeline Service Provider	Capacity	Capacity	In-Service Date

Hardy Storage Company LLC(a)	800,000	56 million	Three-year phase-in beginning Fiscal Year 2007
Pine Needle LNG Company LLC(b)	200,000	2 million	Fiscal Year 2008
Spectra Energy (Saltville Storage)(b)	700,000	7 million	Fiscal Year 2008
Columbia Gas Transmission Corporation (Eastern Market Expansion Storage)(a)	500,000	30 million	Fiscal Year 2010

(a)  Supplier delivers the stored natural gas directly to Washington Gas’s distribution system using the capabilities of the Columbia
Gas Transmission system.
(b)  Supplier will deliver the stored natural gas to Washington Gas’s distribution system using a pipeline that is part of a
Williams-Transco expansion project to be completed in Fiscal Year 2008.

Washington Gas will continue to monitor other opportunities to acquire or participate in obtaining additional pipeline and storage capacity that will support customer growth and improve or maintain the high level of service expected by its customer base.

Asset Management and Optimization

Washington Gas has an asset optimization program that is managed by a combination of external asset management specialists and by its internal staff to optimize the value of its long-term natural gas transportation and storage capacity resources.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

Non-affiliated asset managers assist in the acquisition and delivery of natural gas supply to Washington Gas’s service territory, and they pay Washington Gas a fee to execute off-system transactions when certain capacity resources are under-utilized. Washington Gas accounts for these fees as revenues. A portion of these fees are shared with customers through the regulated margin-sharing arrangements as a reduction in natural gas costs, otherwise recoverable from firm customers. From May 1, 2006 through April 30, 2007, Washington Gas contracted with an individual asset manager to manage a portion of its long-term transportation and storage capacity. On May 1, 2007, this contract expired, and Washington Gas entered into new agreements with two new asset managers that expire on April 30, 2008.

Under these new agreements, Washington Gas has divided the right to manage a portion of its capacity between two asset managers who take on responsibility for certain explicitly designated transportation and storage capacity. These asset management arrangements account for a large portion of the capacity. The remainder of Washington Gas’s interstate transportation and storage capacity is retained by Washington Gas to manage as part of its internal asset optimization program. Washington Gas’s internal optimization program creates value from capacity resources not allocated to the external asset managers through the utilization of physical and financial derivatives contracts. Regulatory mechanisms allow the profit from these transactions to be shared between Washington Gas’s customers and shareholders.

Annual Sendout

As reflected in the table below, there were six sources of delivery through which Washington Gas received natural gas to satisfy the customer demand requirements in fiscal year 2007. These same six sources also are expected to be utilized to satisfy customer demand requirements in fiscal year 2008. Firm transportation denotes gas transported directly to the entry point of Washington Gas’s distribution system in contractually viable volumes. Transportation storage denotes volumes stored by a pipeline during the summer for withdrawal and delivery to the Washington Gas distribution system during the winter heating season to meet load requirements. Peak load requirements are met by: (i) underground natural gas storage at the Hampshire storage field in Hampshire County, West Virginia; (ii) the local production of propane air plants located at Washington Gas-owned facilities in Rockville, Maryland (Rockville Station) and in Springfield, Virginia (Ravensworth Station) and (iii) other peak-shaving resources. Unregulated third-party marketers acquire interstate pipeline and storage capacity and the natural gas commodity on behalf of Washington Gas’s delivery service customers under customer choice programs, some of which may be provided through transportation, storage and peaking resources that may be provided by Washington Gas to unregulated third-party marketers under tariffs approved by the three public service commissions. These retail marketers have natural gas delivered to the entry point of Washington Gas’s distribution system on behalf of those utility customers that have decided to acquire their natural gas commodity on an unbundled basis, as discussed below.

During fiscal year 2007, total sendout on the system was 1.654 billion therms, as compared to total sendout of 1.539 billion therms during fiscal year 2006. This excludes the sendout of sales and deliveries of natural gas used for electric generation. The increase in 2007 was the result of weather in fiscal year 2007 that was colder than fiscal year 2006. The sendout for fiscal year 2008 is estimated at 1.632 billion therms (based on normal weather), excluding the sendout for the sales and deliveries of natural gas used for electric generation. The sources of delivery and related volumes that were used to satisfy the requirements of fiscal year 2007 and those projected for pipeline year 2008 are shown in the following table.

Sources of Delivery for Annual Sendout

(In millions of therms)	Fiscal Year

Sources of Delivery	Actual 2007	Projected 2008

Firm Transportation	651	576
Transportation Storage	254	329
Hampshire Storage	6	21
Company-Owned Propane-Air Plants	1	12
Other Peak-Shaving Resources	6	34
Unregulated Third-Party Marketers	736	660

Total	1,654	1,632

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

Design Day Sendout

The effectiveness of Washington Gas’s capacity resource plan is largely dependent on the sources used to satisfy forecasted and actual customer demand requirements for its design day. For planning purposes, Washington Gas assumes that all interruptible customers will be curtailed on the design day. Washington Gas’s forecasted design day demand for the 2007-2008 winter season is 18.3 million therms and Washington Gas’s projected sources of delivery for design day sendout is 19.2 million therms. This provides a reserve margin of approximately 4.9 percent. Washington Gas plans for the optimal utilization of its storage and peaking capacity to reduce its dependency on firm transportation and to lower pipeline capacity costs. The following table reflects the sources of delivery that are projected to be used to satisfy the forecasted design day sendout estimate for fiscal year 2008.

Projected Sources of Delivery for Design Day Sendout

(In millions of therms)	Fiscal Year 2008

Sources of Delivery	Volumes	Percent

Firm Transportation	5.5	29%
Transportation Storage	5.8	30%
Company-Owned Propane-Air Plants, Hampshire Storage and Other Peaking	7.6	39%
Unregulated Third-Party Marketers	0.3	2%

Total	19.2	100%

Natural Gas Unbundling

At September 30, 2007, customer choice programs for natural gas customers were available to all of Washington Gas’s regulated utility customers in the District of Columbia, Maryland and Virginia. These programs allow customers to choose to purchase their natural gas from unregulated third-party marketers, rather than purchasing this commodity as part of a bundled service from the local utility. Of Washington Gas’s 1.046 million active customers at September 30, 2007, approximately 141,000 customers purchased their natural gas commodity from unregulated third-party marketers. The following table provides the status of customer choice programs in Washington Gas’s jurisdictions at September 30, 2007.

Status of Customer Choice Programs
At September 30, 2007

Jurisdiction	Customer Class	Eligible Customers

		Total	% Participating

District of Columbia	Firm:
	Residential	137,580	9%
	Commercial	12,977	35%
	Interruptible	226	88%
Maryland	Firm:
	Residential	396,846	15%
	Commercial	29,520	41%
	Interruptible	254	100%
Virginia	Firm:
	Residential	441,225	11%
	Commercial	27,359	29%
	Interruptible	214	93%

Total		1,046,201	13%

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

When customers choose to purchase the natural gas commodity from unregulated third-party marketers, Washington Gas’s net income is not affected because Washington Gas charges its customers the cost of gas without any mark-up. When customers select an unregulated third-party marketer as their gas supplier, Washington Gas continues to charge these customers to deliver natural gas through its distribution system at rates identical to the delivery portion of the bundled sales service customers.

Competition

The Natural Gas Delivery Function

The natural gas delivery function, the core business of Washington Gas, continues to be regulated by local regulatory commissions. In developing this core business, Washington Gas has invested $3.0 billion as of September 30, 2007, to construct and operate a safe and reliable natural gas distribution system. Because of the high fixed costs and significant safety and environmental considerations associated with building and operating a distribution system, Washington Gas expects to continue being the only owner and operator of a natural gas distribution system in its current franchise area for the foreseeable future. The nature of Washington Gas’s customer base and the distance of most customers from interstate pipelines mitigate the threat of bypass of its facilities by other potential delivery service providers.

Competition with Other Energy Products

Washington Gas faces competition based on customers’ preference for natural gas compared to other energy products and the comparative prices of those products. In the residential market, which generates a significant portion of Washington Gas’s net income, the most significant product competition occurs between natural gas and electricity. Because the cost of electricity is affected by the cost of fuel used to generate electricity, such as natural gas, Washington Gas generally maintains a price advantage over competitive electricity supply in its service area for traditional residential uses of energy such as heating, water heating and cooking. Washington Gas continues to attract the majority of the new residential construction market in its service territory, and consumers’ continuing preference for natural gas allows Washington Gas to maintain a strong market presence.

In the interruptible market, fuel oil is the prevalent energy alternative to natural gas. Washington Gas’s success in this market depends largely on the relationship between natural gas and oil prices. The supply of natural gas primarily is derived from domestic sources, and the relationship between supply and demand generally has the greatest impact on natural gas prices. As a large portion of oil comes from foreign sources, political events can have significant influences on oil supplies and, accordingly, oil prices.

RETAIL ENERGY-MARKETING SEGMENT

Description

The retail energy-marketing segment consists of the operations of WGEServices which competes with regulated utilities and other unregulated third-party marketers to sell natural gas and electricity supplies directly to residential, commercial and industrial customers with the objective of earning a profit through competitively-priced contracts. WGEServices does not own or operate any natural gas or electric generation, production, transmission or distribution assets. The commodities that WGEServices sells are delivered to retail customers through assets owned by regulated utilities. Washington Gas delivers most of the natural gas sold by WGEServices, and unaffiliated electric utilities deliver all of the electricity sold. Additionally, WGEServices bills its customers through the billing services of the regulated utilities that deliver its commodities as well as directly through its own billing capabilities.

At September 30, 2007, WGEServices served approximately 140,700 residential, commercial and industrial natural gas customers and 65,900 residential, commercial and industrial electricity customers located in Maryland, Virginia, Delaware and the District of Columbia. WGEServices is not dependent on a single customer or concentration of customers such that the loss of any one or more of such customers would have a significant adverse effect on its business.

Factors critical to the success of the retail energy-marketing segment include: (i) managing the market risk of the difference between the sales price committed to customers under sales contracts and the cost of natural gas and electricity needed to satisfy these sales commitments; (ii) managing credit risks associated with customers and suppliers; (iii) having sufficient deliverability of natural gas and electric supplies and transportation to serve the demand of its customers which can be affected by the ability of natural gas producers, pipeline gatherers, natural gas processors, interstate pipelines, electricity generators and regional electric transmission operators to deliver the respective commodities; (iv) controlling the level of selling, general and administrative expenses, including customer acquisition expenses and (v) the ability to access markets through customer choice programs or other forms of deregulation.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

The retail energy-marketing segment’s total operating revenues from external customers for fiscal years 2007, 2006 and 2005 were $1.1 billion, $1.0 billion and $773.0 million, respectively.

Seasonality of Business Operations

The operations of WGEServices are seasonal, with larger amounts of electricity being sold in the summer months and larger amounts of natural gas being sold in the winter months. Working capital requirements vary significantly during the year, and these variations are financed primarily through WGL Holdings’ issuance of commercial paper and unsecured short-term bank loans. WGEServices accesses these funds through the WGL Holdings money pool. This money pool accumulates cash from certain unregulated subsidiaries and provides short-term loans to other unregulated subsidiaries to meet various working capital needs.

Natural Gas Supply

WGEServices purchases its natural gas from a number of wholesale suppliers in order to avoid relying on any single provider for its natural gas supply. Natural gas supplies are delivered to WGEServices’ market territories through several interstate natural gas pipelines. To supplement WGEServices’ natural gas supplies during periods of high customer demand, WGEServices maintains gas storage inventory in storage facilities that are assigned by natural gas utilities such as Washington Gas. This storage inventory enables WGEServices to meet daily and monthly fluctuations in demand and to minimize the effect of market price volatility.

Electricity Supply

The PJM Interconnection (PJM) is a regional transmission organization that regulates and coordinates generation supply and the wholesale delivery of electricity in the states and jurisdictions where WGEServices operates. WGEServices buys wholesale and sells retail electricity in the PJM market territory and is subject to their rules and regulations. PJM requires that its market participants have load capacity in sufficient volume to serve the market participants’ customer load requirements. As such, WGEServices has entered into contracts with multiple electricity suppliers to purchase its electricity and electric capacity needs. These contracts cover various periods ranging from one month to several years into the future.

Competition

Natural Gas

WGEServices competes with the prices offered by regulated gas utilities and other third-party marketers to sell the natural gas commodity to customers both inside and outside of the Washington Gas service area. Marketers of natural gas compete largely on price; therefore, gross margins are relatively small. To determine competitive pricing and in adherence to its risk management policies and procedures, WGEServices manages its natural gas contract portfolio by closely matching the timing of gas purchases from wholesale suppliers with retail sales commitments to customers. For a discussion of WGEServices’ exposure to and management of price risk, refer to the section entitled “Market Risk—Price Risk Related to the Retail Energy-Marketing Segment” in Management’s Discussion.

Electricity

WGEServices competes with regulated electric utilities and other third-party marketers to sell electric supply to customers. Marketers of electric supply compete largely on price; therefore, gross margins are relatively small. To determine competitive pricing and in adherence to its risk management policies and procedures, WGEServices manages its electricity contract portfolio by closely matching the timing of electricity purchases from suppliers with sales commitments to customers. For a discussion of WGEServices’ exposure to and management of price risk, refer to the section entitled “Market Risk—Price Risk Related to the Retail Energy-Marketing Segment” in Management’s Discussion.

WGEServices’ electric sales opportunities are significantly affected by the price for Standard Offer Service (SOS) offered by electric utilities. These rates are periodically reset based on the regulatory requirements in each jurisdiction and customer class. From time-to-time, significant sales opportunities may exist or sales opportunities may be very limited due to the relationship of these SOS rates to current market prices.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

COMMERCIAL HVAC SEGMENT

Description

The commercial HVAC segment consists of the operations of our WGESystems subsidiary which manages design-build and renovation projects and provides maintenance services to the commercial and government markets. WGESystems focuses on replacing the mechanical, electrical, water and energy-related systems of large commercial and government facilities, primarily in the District of Columbia and portions of Maryland and Virginia. The commercial HVAC segment derived approximately 70 percent of revenues from various agencies of the Federal Government in fiscal year 2007.

As of September 30, 2007 and 2006, WGESystems had a backlog of $43.2 million and $14.5 million, respectively. This backlog only includes work associated with signed contracts. Of the backlog for September 30, 2007, the approximate value of work to be completed beyond fiscal year 2008 was $16.6 million.

Factors critical to the success of the commercial HVAC segment include: (i) generating adequate revenue from the government and private sectors in the facility construction and retrofit markets; (ii) building a stable base of customer relationships; (iii) estimating and managing fixed-price contracts; (iv) building and maintaining a stable base of sub-contractor relationships and (v) controlling selling, general and administrative expenses.

Competition

There are many competitors in this business segment. Within the government sector, competitors primarily include companies performing Energy Savings Performance Contracting (ESPC) as well as utilities performing under Utility Energy Saving Contracts (UESC). In the commercial markets, in addition to ESPCs and UESCs, competitors include manufacturers of equipment and control systems and consulting firms. WGESystems competes on the basis of strong customer relationships developed over many years of implementing successful projects, developing and maintaining strong supplier relationships, and focusing in areas where it can bring relative expertise.

ENVIRONMENTAL MATTERS

We are subject to federal, state and local laws and regulations related to environmental matters. These evolving laws and regulations may require expenditures over a long timeframe to control environmental effects. Almost all of the environmental liabilities we have recorded are for costs expected to be incurred to remediate sites where we or a predecessor affiliate operated manufactured gas plants (MGP). Estimates of liabilities for environmental response costs are difficult to determine with precision because of the various factors that can affect their ultimate level. These factors include, but are not limited, to the following:

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

Washington Gas has identified up to ten sites where it or its predecessors may have operated MGPs. Washington Gas last used any such plant in 1984. In connection with these operations, we are aware that coal tar and certain other by-products of the gas manufacturing process are present at or near some former sites, and may be present at others. Based on the information available to us, we have concluded that none of the sites are likely to present an unacceptable risk to human health or the environment.

At one of the former MGP sites, studies show the presence of coal tar under the site and an adjoining property. Washington Gas has taken steps to control the movement of contaminants into an adjacent river by installing a water treatment system that removes and treats contaminated groundwater at the site. Washington Gas received approval from governmental authorities for a comprehensive remediation plan for the majority of the site that permits commercial development of Washington Gas’s property. Washington Gas has entered into an agreement with a national developer for the development of this site in phases.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (concluded)

The first two phases have been completed, with Washington Gas retaining a ground lease on each phase. A Record of Decision for that portion of the site not owned by Washington Gas was issued in August, 2006, and Washington Gas is in the process of negotiating a consent agreement to perform the remediation. On September 21, 2006, governmental authorities notified Washington Gas of their desire to have the utility investigate and remediate river sediments in the area directly in front of the former MGP site. There has been no agreement among Washington Gas and governmental authorities as to the type and level of sediment investigation and remediation that should be undertaken for this area of the river; accordingly, we cannot estimate at this time the potential future costs of such investigation and remediation.

At a second former MGP site and on an adjacent parcel of land, Washington Gas developed a “monitoring-only” remediation plan for the site. This remediation plan received approval under a state voluntary closure program.

We do not expect that the ultimate impact of these matters will have a material adverse effect on our capital expenditures, earnings or competitive position. At the remaining eight sites, either the appropriate remediation is being undertaken, or no remediation should be necessary. See Note 14 of the Notes to Consolidated Financial Statements for a further discussion of environmental response costs.

OTHER INFORMATION

At September 30, 2007, we had 1,638 employees comprising 1,555 utility and 83 non-utility employees.

Our Code of Conduct, Corporate Governance Guidelines, and charters for the Governance, Audit and Human Resources committees of the Board of Directors are available on the corporate Web site www.wglholdings.com. Copies also may be obtained by request to the Corporate Secretary at WGL Holdings, Inc., 101 Constitution Ave., N.W., Washington, D.C. 20080. We make available free of charge on our corporate Web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments, as soon as reasonably practicable after such reports have been electronically filed with or furnished to the Securities and Exchange Commission. Additional information about WGL Holdings is also available on its Web site and at the address listed above.

Our Chairman and Chief Executive Officer certified to the New York Stock Exchange (NYSE) on March 6, 2007 that, as of that date, he was unaware of any violation by WGL Holdings of the NYSE’s corporate governance listing standards.

Our research and development costs during fiscal years 2007, 2006 and 2005 were not material.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1A. Risk Factors

ITEM 1A.	RISK FACTORS

The risk factors described below should be read in conjunction with other information included or incorporated by reference in this Annual Report on Form 10-K, including an in-depth discussion of these risks in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties described below are not the only risks and uncertainties facing us.

HOLDING COMPANY

Our business may be adversely affected if we are unable to pay dividends on our common stock and principal and interest on our outstanding debt.

We, WGL Holdings, are a holding company whose assets consist primarily of investments in our subsidiaries. Accordingly, we conduct all of our operations through our subsidiaries. Our ability to pay dividends on our common stock and to pay principal and accrued interest on our outstanding debt depends on the payment of dividends to us by Washington Gas or the repayment of funds to us by our principal subsidiaries. Payments to us by our subsidiaries depend, in turn, upon their results of operations and cash flows, which are subject to the risk factors, discussed below. The extent to which our subsidiaries do not pay dividends or repay funds to us may adversely affect our ability to pay dividends to holders of our common stock and principal and interest to holders of our debt.

If we are unable to access capital or to access capital cost effectively, our subsidiaries’ business may be adversely affected. Additionally, a downgrade in our credit ratings could adversely affect our access to capital markets.

Our ability to obtain adequate and cost effective capital depends largely on our credit ratings, which are greatly affected by our subsidiaries’ financial performance and the liquidity of financial markets. A downgrade in our current credit ratings could adversely affect our access to capital markets, as well as our cost of capital.

WASHINGTON GAS LIGHT COMPANY

Changes in the regulatory environment or unfavorable rate regulation, that can be affected by new laws or political considerations, may restrict or delay Washington Gas’s ability to earn a reasonable rate of return on its invested capital to provide utility service and to fully recover its operating costs.

Washington Gas is regulated by the PSC of DC, the PSC of MD and the SCC of VA. These regulatory commissions generally have authority over many of the activities of Washington Gas’s business including, but not limited to, the rates it charges to its customers, the amount and type of securities it can issue, the nature of investments it can make, the nature and quality of services it provides, safety standards and other matters.

Because the rate setting process is based, in part, on historical financial information and estimates that are inherent in the accounting process, the rates Washington Gas charges its customers may not allow Washington Gas’s business to earn a reasonable rate of return on actual invested capital and fully recover actual operating costs. Regulatory commissions have the authority to grant rate increases, order rate decreases or require no change in the rates Washington Gas charges its customers. These regulators also may modify Washington Gas’s rates to change the level, type and methods that it utilizes to recover its costs, including the costs to acquire, store, transport and deliver natural gas. Some of these supply costs are incurred under long-term contracts. The extent to which the actions of regulatory commissions restrict or delay Washington Gas’s ability to earn a reasonable rate of return on invested capital and/or fully recover operating costs may adversely affect its results of operations, financial condition and cash flows.

Washington Gas’s ability to meet customers’ natural gas requirements may be impaired if its contracted gas supplies and interstate pipeline and storage services are not available or delivered in a timely manner.

Washington Gas is responsible for acquiring sufficient natural gas supplies, interstate pipeline capacity and storage capacity to meet current and future customers’ annual and seasonal natural gas requirements. If Washington Gas is not able to maintain a reliable and adequate natural gas supply and sufficient pipeline capacity to deliver that supply, it may be unable to meet its customers’ requirements. If Washington Gas is unable to meet customers’ demand requirements, this could adversely affect its results of operations, financial condition and cash flows.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1A. Risk Factors (continued)

Washington Gas needs to acquire additional capacity to deliver natural gas on the coldest days of the year and it may not receive the necessary authorizations to do so in a timely manner.

Washington Gas plans to construct a one billion cubic foot liquefied natural gas (LNG) storage facility in Chillum, Maryland, to meet its customers’ forecasted demand for natural gas. The new storage facility is currently expected to be completed and in service by the 2011-2012 winter heating season. If we are not permitted or are not able to construct this planned facility on a timely basis for any reason, the availability of the next best alternative (which is to acquire additional interstate pipeline transportation or storage capacity) may be limited by market supply and demand, and the timing of Washington Gas’s participation in new interstate pipeline construction projects. This could cause an interruption in Washington Gas’s ability to satisfy the needs of some of its customers, which could adversely affect its results of operations and cash flows.

Operating issues could affect public safety and the reliability of Washington Gas’s natural gas distribution system which could adversely affect Washington Gas’s results of operations, financial condition and cash flows.

Washington Gas’s business is exposed to operational issues that could affect the public safety and reliability of its natural gas distribution system. Operational issues such as leaks, mechanical problems and accidents could result in significant costs to Washington Gas’s business and loss of customer confidence. The occurrence of any such operational issues could adversely affect Washington Gas’s results of operations, financial condition and cash flows. If Washington Gas is unable to recover from customers through the regulatory process all or some of these costs and its authorized rate of return on these costs, this also could adversely affect Washington Gas’s results of operations, financial condition and cash flows.

The receipt of additional amounts of gas from the Dominion Cove Point LNG terminal into Washington Gas’s natural gas distribution system may result in higher operating expenses and capital expenditures which may have a material adverse effect on its financial condition, results of operations and cash flows.

On June 16, 2006, the FERC issued an order authorizing the request of Dominion Resources, Inc., the owner of the Dominion Cove Point LNG facility, to expand the capacity and output of its Cove Point terminal. This expansion would result in a substantial increase in the volume of Cove Point gas introduced into Washington Gas’s distribution system in areas that have distribution and service lines constructed of similar materials and in a similar manner to those in the affected area of Prince George’s County. We estimate that this increase would occur in fiscal year 2008 or thereafter. The increased volume of Cove Point gas that will flow into Washington Gas’s distribution system may cause additional leaks on couplings in its system.

We are taking actions to prepare for the receipt of increased volumes of gas from the Cove Point terminal. Washington Gas constructed the facilities necessary to treat the gas from the Cove Point terminal that is exclusively received at the gate station that serves the affected area of Prince George’s County, Maryland where the increase in gas leaks has been observed. Additionally, Washington Gas has completed the construction of a second gas conditioning plant, and continues the planning necessary to construct a third treatment facility in anticipation that more gas from the Cove Point terminal may begin flowing into the interconnected pipelines that also serve Washington Gas and, therefore, into other areas of its distribution system. However, we have not gathered enough evidence yet to conclude that the treatment of the Cove Point gas received into Washington Gas’ distribution system will be the only actions we will need to take in preventing additional leaks or retarding the rate at which additional leaks may occur in the gas distribution system if additional volumes from the Cove Point terminal are introduced. Also, construction of the third facility may not be timely, permitted or feasible and the treatment of the Cove Point gas may not be effective or only partially effective in preventing additional leaks on couplings in the gas distribution system. If the planned actions of treating the Cove Point gas are not successful or only partially effective in preventing additional leaks on couplings, and if we are not able to determine a satisfactory alternative solution on a timely basis, additional operating expenses and capital expenditures may be necessary to contend with the receipt of increased volumes of gas from the Cove Point LNG terminal into Washington Gas’ distribution system. These additional expenditures may not be recoverable or may not be recoverable on a timely enough basis from customers or other parties. Therefore, these conditions could have a material adverse effect on Washington Gas’s financial condition, results of operations and cash flows.

Changes in the relative prices of alternative forms of energy may strengthen or weaken the competitive position of Washington Gas’s natural gas delivery service. If the competitive position of natural gas service weakens, it may reduce the number of natural gas customers in the future and negatively affect Washington Gas’s future cash flows and net income.

The price of natural gas delivery service that Washington Gas provides competes with the price of other forms of energy such as electricity, oil and propane. Changing prices of natural gas versus other sources of energy that Washington Gas competes against can cause the competitive position of our natural gas delivery service to improve or decline. A decline in the competitive position of

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1A. Risk Factors (continued)

natural gas service in relation to alternative energy sources can lead to fewer natural gas customers, lower volumes of natural gas delivered, lower cash flows and lower net income.

A decline in the economy or significant increases in interest rates may reduce revenues or increase costs.

A decline in the economy of the region in which Washington Gas operates, or a significant increase in interest rates to be paid by potential purchasers of new homes, might adversely affect Washington Gas’s ability to grow its customer base at the same rate it has grown in the past. An increase in the interest rates Washington Gas pays without the recognition of the higher cost of debt incurred by it in the rates charged to its customers would adversely affect Washington Gas’s future earnings and cash flows.

Washington Gas’s inability to access capital or to access capital cost effectively may adversely affect its business. A downgrade in Washington Gas’s credit ratings could increase its borrowing costs.

Washington Gas’s ability to obtain adequate and cost effective capital depends largely on its credit ratings, which are greatly affected by Washington Gas’s financial performance and the liquidity of financial markets. A downgrade in Washington Gas’s current credit ratings could affect its access to capital markets, as well as its cost of capital and ability to earn its authorized rate of return.

As a wholly owned subsidiary of WGL Holdings, Washington Gas depends solely on WGL Holdings to raise new common equity capital and contribute that common equity to Washington Gas. If WGL Holdings is unable to raise common equity capital, this also could adversely affect Washington Gas’s credit ratings and its ability to earn its authorized rate of return.

Washington Gas’s risk management strategies and related hedging activities may not be effective in managing its risks, and may result in additional liability for which rate recovery may be disallowed and cause increased volatility in its earnings.

Washington Gas’s business requirements expose it to commodity price, weather, credit and interest-rate risks. Washington Gas attempts to manage its exposure to these risks by hedging, setting risk limits and employing other risk management tools and procedures. Risk management activities may not be as effective as planned, and cannot eliminate all of its risks. Washington Gas also may be exposed to additional liability should the anticipated revenue recovery of costs or losses incurred with certain of these risk management activities be subsequently excluded from the determination of revenues by a regulator.

Washington Gas will incur significant initial implementation costs in connection with the outsourcing of a portion of its business functions. If it is unable to recover these costs, this could have an adverse effect on Washington Gas’s financial condition, results of operations and cash flows.

Washington Gas entered into a ten-year agreement with Accenture, LLP effective on June 19, 2007. Under this agreement, Washington Gas will outsource certain business processes related to human resources, information technology, consumer services and finance operations. If Washington Gas is unable to recover the initial implementation costs relating to its business process outsourcing plan during the term of the agreement, this may adversely affect our financial condition, results of operations and cash flows.

Washington Gas’s facilities and operations could be targets of acts of terrorism.

Washington Gas’s natural gas distribution, transmission and storage facilities may be targets of terrorist activities that could result in a disruption of its ability to meet customer requirements. Terrorist attacks may also disrupt capital markets and Washington Gas’s ability to raise capital. A terrorist attack on Washington Gas’s facilities or those of its natural gas suppliers or customers could result in a significant decrease in revenues or a significant increase in repair costs, which could adversely affect its results of operations, financial position and cash flows.

WASHINGTON GAS ENERGY SERVICES, INC.

WGEServices’ business, earnings and cash requirements are highly weather sensitive and seasonal.

The operations of WGEServices, our retail energy-marketing subsidiary, are weather sensitive and seasonal, with a significant portion of revenues derived from the sale of natural gas to retail customers for space heating during the winter months, and from the sale of electricity to customers for cooling during the summer months. Weather conditions directly influence the volume of natural gas and electricity delivered to customers. Weather conditions can also affect the short-term pricing of energy supplies that WGEServices may need to procure to meet the needs of its customers. Deviations in weather from normal levels and the seasonal nature of WGEServices’ business can create large variations in earnings and short-term cash requirements.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1A. Risk Factors (concluded)

The ability of WGEServices to meet customers’ natural gas and electricity requirements may be impaired if contracted supply is not available or delivered in a timely manner.

Sufficient capability to deliver natural gas and electric supplies to serve the demand of WGEServices’ customers is dependent upon the ability of natural gas producers, pipeline gatherers, natural gas processors, interstate pipelines, suppliers of electricity and regional electric transmission operators to meet these requirements. If WGEServices is unable to secure adequate supplies in a timely manner, either due to the failure of its suppliers to deliver the contracted commodity or the inability to secure additional quantities during significant abnormal weather conditions, it may be unable to meet its customer requirements. Such inability to meet its delivery obligations to customers could result in WGEServices experiencing defaults on contractual terms with its customers, penalties and financial damage payments, the loss of certain licenses and operating authorities, and/or a need to return customers to the regulated utility companies, such as Washington Gas.

The risk management strategies and related hedging activities of WGEServices may not be effective in managing risks and may cause increased volatility in its earnings.

WGEServices is exposed to commodity price risk to the extent its natural gas and electricity purchases are not closely matched to its sales commitments in terms of volume and pricing. WGEServices attempts to manage its exposure to commodity price risk, as well as its exposure to weather and credit risks by hedging, setting risk limits, and employing other risk management tools and procedures. These risk management activities may not be as effective as planned, and cannot eliminate all of WGEServices’ risks.

Significant increases in interest rates may increase costs.

WGEServices depends on short-term debt to finance its accounts receivable and storage gas inventories. Working capital requirements vary significantly during the year, which are financed primarily through the issuance of commercial paper and unsecured short-term bank loans by WGL Holdings. The results of operations of WGEServices could be adversely affected if short-term interest rates rose or if we were unable to access capital in a cost-effective manner.

WGEServices is dependent on guarantees from WGL Holdings.

The ability of WGEServices to purchase natural gas and electricity from suppliers is dependent upon guarantees issued on its behalf by WGL Holdings. Should WGL Holdings not renew such guarantees after the effective date of their cancellation, the ability of WGEServices to make commodity purchases at reasonable prices would be impaired, adversely affecting its results of operations, financial position and cash flows.

Competition may negatively affect WGEServices.

WGEServices competes with other non-regulated retail suppliers of natural gas and electricity, as well as with the commodity rate offerings of electric and gas utilities. Increases in competition including utility commodity rate offers that are below prevailing market rates may result in a loss of sales volumes or a reduction in growth opportunities that could adversely affect results of operations and cash flows.

Regulatory developments may negatively affect WGEServices.

The regulations that govern the conduct of competitive energy marketers are subject to change as the result of legislation or regulatory proceedings. Changes in these regulatory rules could reduce customer growth opportunities for WGEServices, or could reduce the profit opportunities associated with certain groups of existing or potential new customers and, thereby, adversely affect its results of operations and cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 2. Properties

ITEM 2. PROPERTIES

At September 30, 2007, we provided services in various areas of Virginia, the District of Columbia and Maryland, and held certificates of convenience and necessity, licenses and permits necessary to maintain and operate their respective properties and businesses. The regulated utility segment is the only segment where property, plant and equipment are significant assets.

Property, plant and equipment is stated at original cost, including labor, materials, taxes and overhead costs incurred during the construction period. Washington Gas calculates depreciation applicable to its utility gas plant in service primarily using a straight-line method over the estimated remaining life of the plant. The composite depreciation and amortization rate of the regulated utility was 3.19 percent, 3.44 percent and 3.48 percent during fiscal years 2007, 2006 and 2005, respectively, which included an allowance for estimated accrued non-legal asset removal costs (see Note 1 of the Notes to Consolidated Financial Statements).

At September 30, 2007, Washington Gas had approximately 646 miles of transmission mains, 12,054 miles of distribution mains, and 13,505 miles of distribution services. Washington Gas has the storage capacity for approximately 15 million gallons of propane for peak shaving.

Washington Gas owns approximately 40 acres of land and a building (built in 1970) at 6801 Industrial Road in Springfield, Virginia. The Springfield site performs both operating and certain administrative functions of the utility. Washington Gas also holds title to land and buildings used as substations for its utility operations.

Washington Gas also has peaking facilities to enhance deliverability in periods of peak demand in the winter that consist of propane air plants in Springfield, Virginia (Ravensworth Station), and Rockville, Maryland (Rockville Station). Hampshire operates an underground natural gas storage field in Hampshire County, West Virginia. Hampshire accesses the storage field through 12 storage wells that are connected to an 18-mile pipeline gathering system. Hampshire also operates a compressor station for injection of gas into storage. For pipeline year 2007, we estimate that the Hampshire storage facility has the capacity to supply approximately 2.2 billion cubic feet of natural gas to Washington Gas’s system for meeting seasonal demands.

Washington Gas owns a 12-acre parcel of land located in Southeast Washington, D.C. Washington Gas entered into an agreement with a national developer to develop this land in phases. Washington Gas selected the developer to design, execute and manage the various phases of the development. The development, Maritime Plaza, is intended to be a mixed-use commercial project that will be implemented in five phases. The first two phases have been developed, with Washington Gas retaining a 99-year ground lease on each phase. See the section entitled “Environmental Matters” under Item 1 of this report for additional information regarding this development.

Facilities utilized by our corporate headquarters, as well as by the retail energy-marketing and commercial HVAC segments, are located in the Washington, D.C. metropolitan area and are leased.

The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by Washington Gas other than a small amount of property that is expressly excluded. At September 30, 2007 and 2006, no debt was outstanding under the Mortgage.

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
Part I

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

WGL Holdings, Inc.
Washington Gas Light Company
Part I

EXECUTIVE OFFICERS OF THE REGISTRANTS

The names, ages and positions of the executive officers of the registrants at October 31, 2007, are listed below along with their business experience during the past five years. The age of each officer listed is as of the date of filing of this report. There is no family relationship among the officers.

Unless otherwise indicated, all officers have served continuously since the dates indicated, and all positions are executive officers listed with Washington Gas Light Company.

Executive Officers
Date Elected or
Name, Age and Position with the registrants	Appointed

Vincent L. Ammann, Jr., Age 48 (1,2)
Vice President and Chief Financial Officer	September 30, 2006
Vice President and Chief Financial Officer of WGL Holdings, Inc.	September 30, 2006
Vice President—Finance	October 1, 2005
Vice President—Finance of WGL Holdings, Inc.	October 1, 2005
Assistant to the Chief Financial Officer	March 29, 2004

Elizabeth M. Arnold, Age 55(1)
Vice President—Strategy	January 24, 2004
Vice President—Strategy of WGL Holdings, Inc.	January 24, 2004
Vice President—Strategy and Non-Utility Businesses of WGL Holdings, Inc.	October 31, 2000
Vice President—Strategy and Non-Utility Businesses	July 3, 2000

Beverly J. Burke, Age 56 (1)
Vice President and General Counsel	July 1, 2001
Vice President and General Counsel of WGL Holdings, Inc.	July 1, 2001

Gautam Chandra, Age 41 (1,3)
Vice President—Business Process Outsourcing	July 2, 2007
Vice President—Business Process Outsourcing and Non-Utility Operations of WGL Holdings, Inc.	July 2, 2007
Vice President—Performance Improvement	October 1, 2005
Vice President—Performance Improvement and Non-Utility Operations of WGL Holdings, Inc.	October 1, 2005
Division Head—Finance Support and Non-Utility Businesses	January 5, 2004
Division Head—Achieving Operational Excellence	December 12, 2002

Adrian P. Chapman, Age 50
Vice President—Operations, Regulatory Affairs and Energy Acquisition	October 1, 2005
Vice President—Regulatory Affairs and Energy Acquisition	March 31, 1999

James H. DeGraffenreidt, Jr., Age 54 (1)
Chairman of the Board and Chief Executive Officer	October 1, 2001
Chairman of the Board and Chief Executive Officer of WGL Holdings, Inc.	October 1, 2001

Shelley C. Jennings, Age 59 (1)
Treasurer of WGL Holdings, Inc.	January 13, 2000
Treasurer	March 31, 1999

Wilma Kumar-Rubock, Age 59
Vice President—Support Services	July 2, 2007
Vice President and Chief Information Officer	October 1, 2001

Terry D. McCallister, Age 51 (1)
President and Chief Operating Officer	October 1, 2001
President and Chief Operating Officer of WGL Holdings, Inc.	October 1, 2001

WGL Holdings, Inc.
Washington Gas Light Company
Part I

Executive Officers
Date Elected or
Name, Age and Position with the registrants	Appointed

Mark P. O’Flynn, Age 57 (1)
Controller	February 18, 2002
Controller of WGL Holdings, Inc.	February 18, 2002

Douglas V. Pope, Age 62 (1)
Secretary of WGL Holdings, Inc.	January 13, 2000
Secretary	July 25, 1979

Roberta W. Sims, Age 53
Vice President—Corporate Relations and Communications	January 31, 1996

Douglas A. Staebler, Age 47 (4)
Vice President—Engineering and Construction	October 31, 2006
Division Head—Engineering	July 25, 2005

William Zeigler, Jr., Age 62 (5)
Vice President—Human Resources and Organizational Development	February 1, 2004
Division Head—Organizational Development	February 10, 2003

(1)	Executive Officer of both WGL Holdings, Inc. and Washington Gas Light Company.

(2)	Mr. Ammann was previously employed by Southern Connecticut Gas Company and Connecticut Natural Gas Corporation, subsidiaries of Energy East Corporation, where he served as Senior Vice President, Finance and Administration. Prior to working for Southern Connecticut Gas Company, Mr. Ammann held various audit and consulting positions for Deloitte & Touche in Washington, D.C. and Detroit, Michigan.

(3)	Mr. Chandra was previously employed by Cambridge Strategy Group, LLC where he served as Managing Director. Prior to working for Cambridge Strategy Group, LLC, Mr. Chandra was the President & CEO of SmartEnergy, Inc.

(4)	Mr. Staebler was previously employed by NUI Corporation—Elizabethtown Gas where he held various positions in engineering, operations and construction and maintenance.

(5)	Mr. Zeigler was previously employed by Ernst & Young LLP (E&Y) where he served as National Director of Leadership and Organizational Change. Prior to joining E&Y, Mr. Zeigler was Senior Director, Organization Development and Training with Praxair, Inc. of Danbury, Connecticut.

WGL Holdings, Inc.
Part II
Item 5. Market for Registrant’s Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At October 31, 2007, WGL Holdings had 14,103 common shareholders of record. During fiscal years 2007 and 2006, WGL Holdings’ common stock was listed for trading on the New York Stock Exchange and was shown as “WGL Hold” or “WGL Hldgs” in newspapers. We did not purchase any of our outstanding common stock during fiscal years 2007 and 2006. The table below shows quarterly price ranges and quarterly dividends paid for fiscal years ended September 30, 2007 and 2006.

Common Stock Price Range and Dividends Paid
			Dividends Paid	Dividend
	High	Low	Per Share	Payment Date
Fiscal Year 2007
Fourth quarter	$35.01	$29.79	$0.3425	08/1/07
Third quarter	35.91	31.82	0.3425	05/1/07
Second quarter	33.00	30.37	0.3375	02/1/07
First quarter	33.55	31.16	0.3375	11/1/06

Fiscal Year 2006
Fourth quarter	$31.82	$28.44	$0.3375	08/1/06
Third quarter	30.74	27.04	0.3375	05/1/06
Second quarter	31.49	29.59	0.3325	02/1/06
First quarter	32.88	28.86	0.3325	11/1/05

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 6. Selected Financial Data

ITEM 6. SELECTED FINANCIAL DATA(a)

(In thousands, except per share data)
Years Ended September 30,	2007	2006	2005	2004	2003

SUMMARY OF EARNINGS
Operating Revenues
Utility	$1,497,274	$1,622,510	$1,379,390	$1,267,948	$1,301,057
Non-utility	1,148,734	1,015,373	783,953	798,495	742,508

Total operating revenues	$2,646,008	$2,637,883	$2,163,343	$2,066,443	$2,043,565

Income from continuing operations	$107,900	$94,694	$106,072	$99,595	$114,463
Net income applicable to common stock	$107,900	$87,578	$103,493	$96,637	$112,342
Earnings per average common share
Basic:
Income from continuing operations	$2.19	$1.94	$2.18	$2.05	$2.36
Net income applicable to common stock	$2.19	$1.80	$2.13	$1.99	$2.31
Diluted:
Income from continuing operations	$2.19	$1.94	$2.16	$2.04	$2.35
Net income applicable to common stock	$2.19	$1.79	$2.11	$1.98	$2.30
CAPITALIZATION-YEAR END
Common shareholders’ equity	$980,767	$921,807	$893,992	$853,424	$818,218
Washington Gas Light Company preferred stock	28,173	28,173	28,173	28,173	28,173
Long-term debt, excluding maturities	616,419	576,139	584,150	590,156	636,614

Total capitalization	$1,625,359	$1,526,119	$1,506,315	$1,471,753	$1,483,005

OTHER FINANCIAL DATA
Total assets—year-end	$3,046,361	$2,791,406	$2,601,081	$2,506,254	$2,436,680
Property, plant and equipment-net—year-end	$2,150,441	$2,067,895	$1,969,016	$1,914,420	$1,873,446
Capital expenditures
Accrual basis(b)	$158,101	$161,496	$124,014	$113,285	$129,011
Cash basis adjustments	6,430	(1,739)	(11,246)	(4,897)	462

Cash basis	$164,531	$159,757	$112,768	$108,388	$129,473

Long-term obligations—year-end	$616,419	$576,139	$584,150	$590,156	$636,614
COMMON STOCK DATA
Annualized dividends per share	$1.37	$1.35	$1.33	$1.30	$1.28
Dividends declared per share	$1.3650	$1.3450	$1.3225	$1.2950	$1.2775
Closing price	$33.89	$31.34	$32.13	$28.26	$27.58
Book value per share—year-end	$19.89	$18.86	$18.36	$17.54	$16.83
Return on average common equity	11.3%	9.6%	11.8%	11.6%	14.2%
Dividend yield on book value	6.9%	7.2%	7.2%	7.4%	7.6%
Dividend payout ratio	62.3%	74.7%	62.1%	65.1%	55.3%
Shares outstanding—year-end (thousands)	49,316	48,878	48,704	48,653	48,612
UTILITY GAS SALES AND DELIVERIES (thousands of therms)
Gas sold and delivered
Residential firm	648,701	593,594	625,251	629,728	648,809
Commercial and industrial
Firm	203,962	213,997	222,587	226,407	239,628
Interruptible	5,275	6,185	7,809	7,626	12,163

Total gas sold and delivered	857,938	813,776	855,647	863,761	900,600

Gas delivered for others
Firm	433,420	403,812	434,099	454,549	496,889
Interruptible	267,305	251,003	279,924	268,483	257,799
Electric generation	111,950	108,315	73,874	41,052	67,245

Total gas delivered for others	812,675	763,130	787,897	764,084	821,933

Total utility gas sales and deliveries	1,670,613	1,576,906	1,643,544	1,627,845	1,722,533

OTHER STATISTICS
Active customer meters—year-end	1,046,201	1,031,916	1,012,105	990,062	959,922
New customer meters added	19,373	24,693	26,682	29,438	26,167
Heating degree days—actual	3,955	3,710	4,023	4,024	4,550
Weather percent colder (warmer) than normal	3.7%	(2.5)%	5.9%	6.1%	19.8%

(a)	On September 29, 2006, we sold all of the outstanding shares of common stock of ACI, previously reported as part of our commercial HVAC business segment. ACI has been reported as a discontinued operation of WGL Holdings and, accordingly, its operating results have been presented separately from our continuing operations for all years presented.
(b)	Excludes Allowance for Funds Used During Construction. Includes capital expenditures accrued and other cash-basis adjustments recorded in the fiscal year.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) analyzes the financial condition, results of operations and cash flows of WGL Holdings, Inc. (WGL Holdings) and its subsidiaries. It also includes management’s analysis of past financial results and potential factors that may affect future results, potential future risks and approaches that may be used to manage them. Except where the content clearly indicates otherwise, “WGL Holdings,” “we,” “us” or “our” refers to the holding company or the consolidated entity of WGL Holdings and all of its subsidiaries.

Management’s Discussion is divided into the following two major sections:

•	WGL Holdings—This section describes the financial condition and results of operations of WGL Holdings and its subsidiaries on a consolidated basis. It includes discussions of our regulated and unregulated operations. WGL Holdings’ operations are derived from the results of Washington Gas Light Company (Washington Gas) and the results of our non-utility operations.

•	Washington Gas—This section describes the financial condition and results of operations of Washington Gas, a wholly owned subsidiary that comprises the majority of our regulated utility segment.

Both of the major sections of Management’s Discussion—WGL Holdings and Washington Gas—should be read to obtain an understanding of our operations and financial performance. Management’s Discussion also should be read in conjunction with the respective company’s financial statements and the combined Notes to Consolidated Financial Statements.

Unless otherwise noted, earnings per share amounts are presented on a diluted basis, and are based on weighted average common and common equivalent shares outstanding. The earnings per share of any segment does not represent a direct legal interest in the assets and liabilities allocated to any one segment, but rather represents a direct equity interest in our assets and liabilities as a whole.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Management’s Discussion Table of Contents

EXECUTIVE OVERVIEW

     Introduction

WGL Holdings, through its wholly owned subsidiaries, sells and delivers natural gas and provides a variety of energy-related products and services to customers primarily in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia. Our core subsidiary, Washington Gas, engages in the delivery and sale of natural gas that is regulated by regulatory commissions in the District of Columbia, Maryland and Virginia. Through the wholly owned, unregulated subsidiaries of Washington Gas Resources Corporation (Washington Gas Resources), we also offer energy-related products and services. In response to changes in federal and state regulation, we offer competitively priced natural gas and electricity to customers through Washington Gas Energy Services (WGEServices), our unregulated retail energy-marketing subsidiary.

WGL Holdings has three operating segments that are described below:

•	regulated utility;

•	retail energy-marketing and

•	commercial heating, ventilating and air conditioning (HVAC) products and services.

Transactions not specifically identifiable in one of the above three segments are accumulated and reported in the category “Other Activities.”

Regulated Utility.  With approximately 93 percent of our consolidated total assets, the regulated utility segment consists of Washington Gas and Hampshire Gas Company (Hampshire). Washington Gas, a wholly owned subsidiary of WGL Holdings, delivers natural gas to retail customers in accordance with tariffs approved by the regulatory commissions that have jurisdiction over Washington Gas’s rates. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third-party marketers. Washington Gas does not earn a profit or incur a loss when it sells the natural gas commodity because utility customers are charged for the natural gas commodity at the same cost that Washington Gas incurs.

Hampshire, a wholly owned subsidiary of WGL Holdings, operates an underground natural gas storage facility located in Hampshire County, West Virginia that is regulated by the Federal Energy Regulatory Commission (FERC). Washington Gas purchases all of the storage services of Hampshire and includes the cost of these services in the bills sent to its customers. Hampshire operates under a “pass-through” cost of service-based tariff approved by the FERC, and adjusts its billing rates to Washington Gas on a periodic basis to account for changes in its investment in utility plant and associated expenses.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail Energy-Marketing.  The retail energy-marketing segment consists of the operations of WGEServices, a wholly owned subsidiary of Washington Gas Resources. WGEServices competes with regulated utilities and other unregulated third-party marketers by selling natural gas and electricity directly to residential, commercial and industrial customers in Maryland, Virginia, Delaware and the District of Columbia. WGEServices does not own or operate any natural gas or electric generation, production, transmission or distribution assets. Rather, it contracts for its supply needs and buys and resells natural gas and electricity with the objective of earning a profit through competitively-priced contracts with end users. These commodities are delivered to retail customers through the distribution systems owned by regulated utilities such as Washington Gas or other unaffiliated natural gas or electric utilities.

Commercial HVAC.  The commercial HVAC segment consists of the operations of WGESystems, a wholly owned subsidiary of Washington Gas Resources. WGESystems manages design-build and renovation projects and provides maintenance services to the commercial and government markets. WGESystems focuses on replacing the mechanical, electrical, water and energy-related systems of large commercial and government facilities, primarily in the District of Columbia and portions of Maryland and Virginia.

Refer to the Business section under Item 1 of this report for a further discussion of our regulated utility and non-utility business segments. For a further discussion of our financial performance by operating segment, refer to Note 17 of the Notes to Consolidated Financial Statements.

     Key Indicators of Financial Condition and Operating Performance

We have determined that the following are key indicators for monitoring our financial condition and operating performance:

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

Common Equity Ratio.  This ratio is calculated by dividing total common shareholders’ equity by the sum of common shareholders’ equity, preferred stock and long-term debt (including current maturities). Maintaining this ratio in the mid-50 percent range affords us financial flexibility and access to long-term capital at relatively low costs. Refer to the section entitled “Liquidity and Capital Resources—General Factors Affecting Liquidity” for additional comments about our capital structure.

Utility Net Revenues.  We analyze the operating results of Washington Gas based on utility net revenues, calculated as revenues less the associated cost of gas and applicable revenue taxes. Washington Gas includes the cost of the natural gas commodity and revenue taxes (comprised principally of gross receipts taxes) in its rates charged to customers as reflected in operating revenues. Accordingly, changes in the cost of gas and revenue taxes associated with sales made to customers have no direct effect on the net revenues or net income of the regulated utility segment.

Gross Margins.  We analyze the operating results of WGEServices based on gross margins, calculated as revenues less the associated cost of energy. This assists management in assessing the profitability of both our sales of natural gas and electricity.

Miscellaneous Non-GAAP Performance Measures.  Typical financial measures computed on the basis of Generally Accepted Accounting Principles (GAAP) include traditional benchmarks such as income from continuing operations, operation and maintenance expense, cash flows provided by operating activities and capital expenditures. Non-GAAP measures are computed by adjusting the GAAP results for amounts related to items excluded by management when determining certain performance levels for our ongoing operations. This analysis is a useful indicator of how each business segment is performing against certain goals that management has established for itself. These goals and the actual performance levels are also widely disseminated with investors and analysts in our earnings release, our quarterly conference call with analysts and on our Web site at www.wglholdings.com.

PRIMARY FACTORS AFFECTING WGL HOLDINGS AND WASHINGTON GAS

The following is a summary discussion of the primary factors that affect the operations and/or financial performance of our regulated and unregulated businesses. Refer to the sections entitled “Business” and “Risk Factors” under Item 1 and Item 1A, respectively, of this report for additional discussion of these and other factors that affect the operations and/or financial performance of WGL Holdings and Washington Gas.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Weather Conditions and Weather Patterns

Washington Gas.  Washington Gas’s operations are seasonal, with a significant portion of its revenues derived from the delivery of natural gas to residential and commercial heating customers during the winter heating season. Weather conditions directly influence the volume of natural gas delivered by Washington Gas. Weather patterns tend to be more volatile during “shoulder” months within our fiscal year in which Washington Gas is going into or coming out of the primary portion of its winter heating season. During the shoulder months within quarters ending December 31 (particularly in October and November) and within quarters ending June 30 (particularly in April and May), customer heating usage may not correlate highly with historical levels or with the level of heating degree days that occur, particularly when weather patterns experienced are not consistently cold or warm.

Washington Gas’s rates are determined on the basis of expected normal weather conditions. Washington Gas has a weather protection strategy that is designed to neutralize the estimated negative financial effects of warmer-than-normal weather. Refer to the section entitled “Market Risk—Weather Risk” for a further discussion of Washington Gas’s weather protection strategies.

WGEServices.  The financial results of our energy-marketing subsidiary, WGEServices, also are affected by deviations in weather from normal levels and abnormal customer usage during the shoulder months described above. Since WGEServices sells both natural gas and electricity, WGEServices’ financial results may fluctuate due to unpredictable deviations in weather during the winter heating and summer cooling seasons. WGEServices purchases weather derivatives to help manage this risk. Refer to the section entitled “Market Risk—Weather Risk” for a further discussion of WGEServices’ weather derivatives.

     Regulatory Environment and Regulatory Decisions

Washington Gas is regulated by the Public Service Commission of the District of Columbia (PSC of DC), the Maryland Public Service Commission (PSC of MD) and the Virginia State Corporation Commission (SCC of VA). These regulatory commissions set the rates in their respective jurisdictions that Washington Gas can charge customers for its rate-regulated services. Changes in these rates as ordered by regulatory commissions affect Washington Gas’s financial performance.

Washington Gas expects that regulatory commissions will continue to set the prices and terms for delivery service that give it an opportunity to earn a just and reasonable rate of return on the capital invested in its distribution system and to recover reasonable operating expenses.

     Natural Gas Supply and Pipeline Transportation and Storage Capacity

      Natural Gas Supply and Capacity Requirements

Washington Gas is responsible for acquiring sufficient natural gas supplies, interstate pipeline capacity and storage capacity to meet customer requirements. As such, Washington Gas must contract for both reliable and adequate supplies and delivery capacity to its distribution system, while considering: (i) the dynamics of the interstate pipeline and storage capacity market; (ii) its own on-system natural gas peaking facilities and (iii) the characteristics of its customer base.

Depleting available pipeline and storage capacity in relation to the corresponding increase in demand is a business issue for local distribution companies, such as Washington Gas. Historically, Washington Gas’s customer base has grown at an annual rate of approximately two percent, and this rate is expected to continue. To help maintain the adequacy of pipeline and storage capacity for its growing customer base, Washington Gas has contracted with various interstate pipeline and storage companies to expand its transportation and storage capacity services to Washington Gas. These capacity expansion projects are expected to be placed into service during fiscal years 2007-2010. Additionally, Washington Gas anticipates enhancing its peaking capacity by constructing a liquefied natural gas (LNG) peaking facility that is currently expected to be completed and placed in service by the 2011-2012 winter heating season (refer to the section entitled “Liquidity and Capital Resources—Capital Expenditures”). Washington Gas will continue to monitor other opportunities to acquire or participate in obtaining additional pipeline and storage capacity that will support customer growth and improve or maintain the high level of service expected by its customer base.

      Diversity of Natural Gas Supply

Washington Gas.  An objective of Washington Gas’s supply sourcing strategy is to diversify receipts from multiple production areas to meet all firm customers’ natural gas supply requirements. This strategy is designed to protect Washington Gas’s receipt of supply from being curtailed by possible financial difficulties of a single supplier, natural disasters and other unforeseen events.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WGEServices.  WGEServices diversifies its wholesale supplier base in order to avoid the negative impacts of relying on any single provider for its natural gas supply. To supplement WGEServices’ natural gas supplies during periods of high customer demand, WGEServices maintains gas storage inventory in storage facilities that are assigned by natural gas utilities such as Washington Gas.

     Volatility of Natural Gas Prices

Volatility of natural gas prices does impact customer usage and has different short term and long term effects on our business. The impact is also different between the regulated utility segment and the non-utility retail energy-marketing segment as described below.

Washington Gas.  Under its regulated gas cost recovery mechanisms, Washington Gas records cost of gas expense equal to the cost of gas that is recovered in revenues from customers for each period reported. An increase in the cost of gas due to an increase in the purchase price of the natural gas commodity generally has no direct effect on Washington Gas’s net income. However, to the extent Washington Gas does not have regulatory mechanisms in place to mitigate the indirect effects of higher gas prices, its net income may be decreased for such factors as: (i) lower natural gas consumption caused by customer conservation, (ii) increased short-term interest expense to finance higher accounts receivable balance and (iii) higher expenses for uncollectible accounts. A Revenue Normalization Adjustment (RNA) billing mechanism in Maryland and other regulatory mechanisms in both Maryland and Virginia help to mitigate these effects on Washington Gas’s revenue and net income. Increases in the price of natural gas also can affect our operating cash flows. Long term impacts of volatile natural gas prices relate to the relative cost of natural gas service versus the availability of substitute products such as electricity, propane and fuel oil.

WGEServices.  WGEServices also may be negatively affected by the indirect effects of significant increases in the wholesale price of natural gas. WGEServices’ risk management policies and procedures are designed to minimize the risk that WGEServices’ purchase commitments and the related sales commitments do not closely match (refer to the section entitled “Market Risk” for a further discussion of Washington Gas’s and WGEServices’ mitigation of commodity price risk). In the short term, higher natural gas prices may increase the costs associated with uncollectible accounts, borrowing costs, certain fees paid to public service commissions and other costs. To the extent that these costs cannot be recovered from retail customers in higher rates due to competitive factors, WGEServices’ operating results would be negatively affected. In the long term, energy consumption for WGEServices is similar to the long term issues that impact the regulated utility described above.

     Non-Weather Related Changes in Natural Gas Consumption Patterns

Natural gas supply requirements are affected by changes in the natural gas consumption pattern of our customers that are driven by factors other than weather. Natural gas usage per customer may decline as customers change their consumption patterns in response to: (i) more volatile and higher natural gas prices, as discussed above, and (ii) customers’ replacement of older, less efficient gas appliances with more efficient appliances. In each jurisdiction in which Washington Gas operates, changes in customer usage profiles have been reflected in recent rate case proceedings where rates have been adjusted to reflect current customer usage. In the District of Columbia, changes in customer usage by existing customers that occur subsequent to its most recent rate case proceeding will have the effect of reducing revenues, which may be offset by the favorable effect of adding new customers. Under the RNA mechanism in Maryland, changes in customer usage by existing customers that occur subsequent to recent rate case proceedings in the Maryland jurisdiction generally will not reduce revenues because the RNA mechanism stabilizes the level of delivery charge revenues received from customers. In Virginia, a declining block rate structure mitigates the income statement effects of declines in consumption.

     Maintaining the Safety and Reliability of the Natural Gas Distribution System

Maintaining and improving the public safety and reliability of Washington Gas’s natural gas distribution system is our highest priority which provides benefits to both customers and investors through lower costs and improved customer service. Washington Gas continually refines its safety practices, with a particular focus on design, construction, maintenance, operation, replacement, inspection and monitoring practices. Operational issues affecting the public safety and reliability of Washington Gas’s natural gas distribution system that are not addressed within a timely and adequate manner could significantly and adversely affect our future earnings and cash flows, as well as result in a loss of customer confidence.

Washington Gas has experienced an operational issue associated with the receipt of vaporized LNG from the Cove Point LNG terminal owned by Dominion Resources, Inc., and a planned expansion of this terminal. Refer to the section entitled “Operating Issues

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Related To Cove Point Natural Gas Supply” for a discussion of the specific operational issues involved. Washington Gas is responding to its operational issues in a timely and adequate manner, and has the financial resources necessary to address its planned response due to its current strong cash position, and the financing options it has available.

     Competitive Environment

Washington Gas.  Washington Gas faces competition based on customers’ preference for natural gas compared to other energy products, and the comparative prices of those products. The most significant product competition occurs between natural gas and electricity in the residential market. Changes in the competitive position of natural gas relative to electricity and other energy products have the potential of causing a decline in the number of future natural gas customers. At present, Washington Gas has seen no significant evidence that changes in the competitive position of natural gas has contributed to such a decline.

The residential market generates a significant portion of Washington Gas’s net income. In its service territory, Washington Gas continues to attract the majority of the new residential construction market. Consumers’ continuing preference for natural gas allows Washington Gas to maintain a strong market presence.

In each of the jurisdictions served by Washington Gas, regulators and utilities have implemented customer choice programs to purchase natural gas. These programs allow customers the choice of purchasing their natural gas from unregulated third-party marketers, rather than from the local utility as part of a bundled service. There is no effect on Washington Gas’s net income when customers purchase their natural gas commodity from unregulated third-party marketers because Washington Gas charges its customers the cost of gas without any mark-up.

WGEServices.  Our unregulated retail energy-marketing subsidiary, WGEServices, competes with regulated utilities and other unregulated third-party marketers to sell the natural gas and electric commodity to customers. Marketers of these commodities compete largely on price; therefore, gross margins (representing revenues less costs of energy) are relatively small. WGEServices is exposed to credit and market risks associated with both its natural gas and electric supply (refer to the sections entitled “Credit Risk” and “Market Risk” for a further discussion of these risk exposures and WGEServices’ management of them).

WGEServices’ electric sales opportunities are significantly affected by the price for Standard Offer Service (SOS) offered by electric utilities. In Maryland and Delaware, relatively high Standard Offer Service (SOS) rates offered by electric utilities created favorable competitive opportunities for WGEServices during the latter part of fiscal year 2006 and most of fiscal year 2007. These rates have been reset and will continue to be periodically reset based on the regulatory requirements in each jurisdiction and customer class. Future opportunities to add new electric customers will be dependent on the competitiveness of the relationship between WGEServices’ service rates, SOS rates offered by local electric utilities and prices offered by other energy marketers.

     Environmental Matters

We are subject to federal, state and local laws and regulations related to environmental matters. These evolving laws and regulations may require expenditures over a long timeframe to control environmental effects. It is our position that, at this time, the appropriate remediation is being undertaken at all the relevant sites. Refer to Note 14 of the Notes to Consolidated Financial Statements for a further discussion of these matters.

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

From time to time, we perform studies and, in some cases, hold discussions regarding utility and energy-related investments and strategic transactions with other companies. The ultimate effect on us of any such investments and transactions that may occur cannot be determined at this time.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Economic Conditions and Interest Rates

We operate in one of the fastest growing regions in the nation. The continued prosperity of this region, supported by a relatively low interest-rate environment for new housing, has allowed Washington Gas to expand its regulated delivery service customer base at a rate of growth higher than the national industry average during the past five years. In addition, this economy has provided a robust market for our subsidiaries to market natural gas, electricity and other energy-related products and services. A downturn in the economy of the region in which we operate, or a significant increase in interest rates, might adversely affect our ability to grow Washington Gas’s customer base and other businesses at the same rate they have grown in the past. The recent slowdown in the real estate market may have an impact on our future growth; however, due to the diversity and strength of the economy in our service territory, this downturn has not had a significant impact on our current operations or financial performance.

We require short-term debt financing to effectively manage our working capital needs and long-term debt financing to support the capital expenditures of Washington Gas. A rise in interest expense paid without the timely recognition of the higher cost of debt in the utility rates charged by Washington Gas to its customers could adversely affect future earnings. A rise in short-term interest rates without the higher cost of debt being reflected in the prices charged to customers could negatively affect the results of operations of our retail energy-marketing segment.

     Inflation/Deflation

From time to time, Washington Gas seeks approval for rate increases from regulatory commissions to help it manage the effects of inflation on its capital investment and returns. The most significant impact of inflation is on Washington Gas’s replacement cost of plant and equipment. While the regulatory commissions having jurisdiction over Washington Gas’s retail rates allow depreciation only on the basis of historical cost to be recovered in rates, we anticipate that Washington Gas should be allowed to recover the increased costs of its investment and earn a return thereon after replacement of the facilities occurs. Recovery of increased capital and operating costs could be delayed in jurisdictions where performance-based rate structures limit Washington Gas’s ability to file for rate relief.

To the extent Washington Gas experiences a sustained deflationary economic environment, earned returns on invested capital could rise and exceed the levels established in our latest regulatory proceedings. If such circumstances occur during a period or within a jurisdiction not covered by an approved performance-based rate structure, Washington Gas could be subject to a regulatory review to reduce future customer rates in those jurisdictions.

     Use of Business Process Outsourcing

During fiscal year 2007, Washington Gas entered into a 10-year business process outsourcing (BPO) agreement to outsource certain of its business processes related to human resources, information technology, consumer services and finance operations. While Washington Gas expects the results of the agreement to benefit customers and shareholders, its implementation faces certain challenges, including: (i) managing the transition of these business processes to the service provider, (ii) achieving the efficiencies that were originally anticipated and (iii) managing the effectiveness of service levels being provided once the processes have been successfully transferred to the service provider.

Washington Gas has developed controls to monitor the transition to the service provider. Additionally, Washington Gas will continue to monitor the cost effectiveness and quality of the services provided.

     Labor Contracts, Including Labor and Benefit Costs

Washington Gas has five labor contracts with bargaining units represented by three labor unions. In May 2007, Washington Gas entered into a new five-year labor contract with the Teamsters Local Union No. 96 (Local 96), a local union affiliated with the International Brotherhood of Teamsters. The contract covers approximately 600 employees and is effective through May 31, 2012. The Office and Professional Employees International Union Local No. 2 (A.F.L.-C.I.O.) have a thirty-nine month labor contract with Washington Gas that expires on March 31, 2009. The contract covers approximately 125 employees. Local 96, representing union-eligible employees in the Shenandoah Gas division of Washington Gas, has a new five-year labor contract with Washington Gas that became effective on June 14, 2007 and expires on July 31, 2012. This contract covers 23 employees. Additionally, Washington Gas has two three-year labor contracts with the International Brotherhood of Electrical Workers Local 1900 that, together, cover approximately 32 employees. These two contracts are in effect until August 1 2009, and November 1, 2009,

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

respectively. Washington Gas is subject to the terms of its labor contracts with respect to operating practices and compensation matters dealing with employees represented by the various bargaining units described above.

     Changes in Accounting Principles

We cannot predict the nature or the effect of potential future changes in accounting regulations or practices that have yet to be issued on our operating results and financial condition. New accounting standards could be issued by the Financial Accounting Standards Board or the Securities and Exchange Commission (SEC) that could change the way we record and recognize revenues, expenses, assets and liabilities.

CRITICAL ACCOUNTING POLICIES

Preparation of financial statements and related disclosures in compliance with GAAP requires the selection and the application of appropriate technical accounting rules to the relevant facts and circumstances of our operations, as well as our use of estimates to compile the consolidated financial statements. The application of these accounting policies involves judgment regarding estimates and projected outcomes of future events, including the likelihood of success of particular regulatory initiatives, the likelihood of realizing estimates for legal and environmental contingencies, and the probability of recovering costs and investments in both the regulated utility and non-utility business segments.

We have identified the following critical accounting policies discussed below that require our judgment and estimation, where the resulting estimates have a material effect on the consolidated financial statements.

     Accounting for Unbilled Revenue and Cost of Gas Recognition

For regulated deliveries of natural gas, Washington Gas reads meters and bills customers on a monthly cycle basis. The billing cycles for customers do not coincide with the accounting periods used for financial reporting purposes. Washington Gas accrues unbilled revenues for gas that has been delivered but not yet billed at the end of an accounting period. In connection with this accrual, Washington Gas must estimate the amount of gas that has not been accounted for on its delivery system and must estimate the amount of the unbilled revenue by jurisdiction and customer class. A similar computation is made for WGEServices to accrue unbilled revenues.

Washington Gas’s jurisdictional tariffs contain mechanisms that provide for the recovery of the cost of gas applicable to firm customers. Under these mechanisms, Washington Gas periodically adjusts its firm customers’ rates to reflect increases and decreases in the cost of gas. Annually, Washington Gas reconciles the difference between the gas costs collected from firm customers and the cost of gas paid to suppliers. Washington Gas defers any excess or deficiency and either recovers it from, or refunds it to, customers over a subsequent twelve-month period.

     Accounting for Regulatory Operations—Regulatory Assets and Liabilities

A significant portion of our business is subject to regulation by independent government regulators. As the regulated utility industry continues to address competitive market issues, the cost-of-service regulation used to compensate Washington Gas for the cost of its regulated operations will continue to evolve. Non-traditional ratemaking initiatives and market-based pricing of products and services could have additional long-term financial implications for us. We have relied on our projection of continued regulatory oversight of our operations in order to validate the carrying cost of Washington Gas’s investment in fixed assets.

Washington Gas accounts for its regulated operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, which results in differences in the application of GAAP between regulated and unregulated businesses. SFAS No. 71 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue or expense in unregulated businesses. Future regulatory changes or changes in the competitive environment could result in WGL Holdings and Washington Gas discontinuing the application of SFAS No. 71 for some of its business and require the write-off of the portion of any regulatory asset or liability that would be no longer probable of recovery or refund. If Washington Gas were required to discontinue the application of SFAS No. 71 for any of its operations, it would record an extraordinary non-cash charge or credit to income for the net book value of its regulatory assets and liabilities. Other adjustments might also be required.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Currently available facts support both the continued application of SFAS No. 71 for our regulatory activities and the conclusion that all of our regulatory assets and liabilities as of September 30, 2007 and 2006 are recoverable or refundable through the regulatory environment.

     Accounting for Income Taxes

We recognize deferred income tax assets and liabilities for all temporary differences between the financial statement basis and the tax basis of assets and liabilities, including those where regulators prohibit deferred income tax treatment for ratemaking purposes of Washington Gas. Regulatory assets or liabilities, corresponding to such additional deferred tax assets or liabilities, may be recorded to the extent recoverable from or payable to customers through the ratemaking process. Amounts applicable to income taxes due from and due to customers primarily represent differences between the book and tax basis of net utility plant in service.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. We adopted the provisions of FIN 48 on October 1, 2007. The adoption of FIN 48 will not have a significant impact on our results of operations or our financial position.

     Accounting for Contingencies

We account for contingent liabilities utilizing SFAS No. 5, Accounting for Contingencies. By their nature, the amount of the contingency and the timing of a contingent event are subject to our judgment of such events and our estimates of the amounts. Actual results related to contingencies may be difficult to predict and could differ significantly from the estimates included in reported earnings. For a discussion of contingencies, see Note 15 of the Notes to Consolidated Financial Statements.

     Accounting for Derivative Instruments

We enter into both physical and financial contracts for the purchase and sale of natural gas and electricity. We designate a majority of our physical contracts as “normal purchases and normal sales;” therefore, they are not subject to the mark-to-market accounting requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The financial contracts and the portion of the physical contracts that qualify as derivative instruments and are subject to the mark-to-market accounting requirements are recorded on the balance sheet at fair value. Changes in the fair value of derivative instruments subject to SFAS No. 71 are recorded as regulatory assets or liabilities while changes in the fair value of derivative instruments not affected by rate regulation are reflected in income. Washington Gas also utilizes derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of Medium-Term Notes (MTNs).

Our judgment is required in determining the appropriate accounting treatment for our derivative instruments. This judgment involves various factors, including our ability to: (i) evaluate contracts and other activities as derivative instruments subject to the accounting guidelines of SFAS No. 133; (ii) determine whether or not our derivative instruments are recoverable from or refundable to customers in future periods and (iii) derive the estimated fair value of our derivative instruments from period to period.

If available, fair value is based on actively quoted market prices. In the absence of actively quoted market prices, we seek indicative price information from external sources, including broker quotes and industry publications. If pricing information from external sources is not available, we must estimate prices based on available historical and near-term future price information and/or the use of statistical methods and models that we developed. These models reflect derivative pricing theory, formulated market inputs and forward price projections for various periods.

     Accounting for Pension and Other Post-Retirement Benefit Plans

Washington Gas maintains a qualified, trusteed, employee-non-contributory defined benefit pension plan (qualified pension plan) covering all active and vested former employees of Washington Gas and a separate non-funded supplemental retirement plan (SERP) covering executive officers. Washington Gas accrues the estimated benefit obligation of the SERP as earned by the covered employees and Washington Gas pays, from internal funds, the individual benefits as they are due. Washington Gas also provides certain healthcare and life insurance benefits for retired employees which are accrued and funded in a trust on an actuarial basis over

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

the work life of the retirees. (The qualified pension plan, SERP and health and post-retirement plans are collectively referred to as the “Plans”).

The measurement of the Plans’ obligations and costs is dependent on a variety of factors, such as employee demographics, the level of contributions made to the Plans, earnings on the Plans’ assets and mortality rates. The following assumptions are also critical to this measurement. These assumptions are derived on an annual basis with the assistance of a third party actuarial firm:

•	Discount rate,

•	Expected long-term return on plan assets,

•	Rate of compensation increase and

•	Healthcare cost trend rate.

We determine the discount rate based on a comparative review of Moody’s AA corporate bond yield and yields from other high-quality bond funds as of September 30. We estimate the impact of a potential variation in the discount rate to account for the duration of the plan liabilities versus the bond portfolio duration and determined that the variation is not material. We determine the expected long-term rate of return by averaging the expected earnings for the target asset portfolio. In developing the expected rate of return assumption, we evaluate an analysis of historical actual performance and long-term return projections, which gives consideration to the asset mix and anticipated length of obligation of the Plans. Historically, the expected long-term return on plan assets has been lower for the health and life benefit plan than for the qualified pension plan due to differences in the allocation of the assets in the plan trusts and the taxable status of one of the trusts. We calculate the rate of compensation increase based on salary expectations for the near-term, expected inflation levels and promotional expectations. The healthcare cost trend rate is determined by working with insurance carriers, reviewing historical claims data for the health and life benefit plan, and analyzing market expectations.

The following table illustrates the effect of changing these actuarial assumptions, while holding all other assumptions constant:

Effect of Changing Critical Actuarial Assumptions
(In millions)		Pension Benefits		Health and Life Benefits

	Percentage-Point	Increase	Increase	Increase	Increase
	Change in	(Decrease)	(Decrease)	(Decrease)	(Decrease)
Actuarial Assumptions	Assumption	in Obligation	in Cost	in Obligation	in Cost

Expected long-term return on plan assets	+/- 1.00 pt.	n/a	$(6.4) / $6.4	n/a	$(2.1) / $2.1
Discount rate	+/- 0.25 pt.	$(18.3) / $19.2	$(1.4) / $1.4	$(15.1) / $16.0	$(1.5) / $1.5
Rate of compensation increase	+/- 0.25 pt.	$3.6 / $(3.5)	$0.7 / $(0.7)	n/a	n/a
Healthcare cost trend rate	+/- 1.00 pt.	n/a	n/a	$62.6 / $(50.6)	$6.7 / $(5.3)

Differences between actuarial assumptions and actual plan results are deferred and amortized into cost when the accumulated differences exceed ten percent of the greater of the Projected Benefit Obligation or the market-related value of the plan assets. If necessary, the excess is amortized over the average remaining service period of active employees. Refer to Note 12 of the Notes to Consolidated Financial Statements for a listing of the actuarial assumptions used and for a further discussion of the accounting for the Plans.

Effective September 30, 2007, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The implementation of SFAS No. 158 resulted in a $19.4 million increase to our asset for “Prepaid qualified pension benefits” and a $153.7 million increase to our liability for “Accrued pensions and benefits.” The majority of these amounts will be recoverable through future rates; therefore, we recorded a corresponding increase to regulatory assets or liabilities, net of certain taxes, as appropriate to offset most of the effects of these increases. Refer to Note 1 of the Notes to Consolidated Financial Statements for a further discussion of this accounting standard.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

OTHER ACCOUNTING MATTERS

     Stock-Based Compensation

We account for our stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)). Under SFAS No. 123(R), we measure and record compensation expense for both our stock option and performance share awards based on their fair value at the date of grant. Additionally, on October 1, 2007 we made our annual performance share grant and, in place of our annual stock option grant, we granted performance units. Performance units and performance shares are granted at target levels. Any performance units that may be earned pursuant to terms of the grant will be paid in cash and are valued at $1.00 per performance unit. Any performance shares that are earned will be paid in shares of common stock of WGL Holdings.

The actual number of performance units and performance shares that may be earned varies based on the total shareholder return of WGL Holdings relative to a peer group over the three year performance period. Median performance relative to the peer group earns performance units and performance shares at the targeted levels. The maximum that can be earned is 200 percent of the targeted levels and the minimum is zero.

Both our performance units and performance shares will be valued using a Monte Carlo simulation model, as they both contain market conditions. We will continue to measure and record compensation expense for our performance share awards based on their fair value at the date of grant, as these are equity awards. Our performance units, however, are liability awards as they settle in cash; therefore, we will measure and record compensation expense for these awards based on their fair value at the end of each period until their vesting date. This may cause fluctuations in earnings that do not exist under the accounting requirements for both our stock options and performance shares.

Although we did not issue stock options in October 2007, there are option grants outstanding at the market value of our common stock on the date of the grant. Our stock options generally have a vesting period of three years, and expire ten years from the date of the grant.

Refer to Notes 1 and 13 of the Notes to Consolidated Financial Statements for a further discussion of our share-based awards.

     Discontinued Operations

During the quarter ended June 30, 2006, we completed a plan for the disposition of American Combustion Industries, Inc. (ACI) and, on September 29, 2006, we sold all of the outstanding shares of common stock of ACI to an unrelated party. ACI was previously reported as part of our commercial HVAC business segment. ACI was reported as a discontinued operation of WGL Holdings and, accordingly, its operating results and cash flows have been presented separately from our continuing operations in the consolidated financial statements of WGL Holdings.

     Business Process Outsourcing

Washington Gas’s BPO plan is designed to improve customer service and reduce costs. To implement this plan, Washington Gas has purchased $14.3 million of software and licenses from the service provider, and has made a payment of $9.2 million to the service provider for future transformation services. In total, Washington Gas expects to make capital expenditures of $21.1 million related to the implementation of this plan, and incur initial implementation costs of approximately $20.7 million. These initial implementation costs include: (i) certain transformation services to be performed by the service provider, (ii) employee severance and benefit costs in recognition of organization changes necessary to implement the BPO plan and (iii) other costs related to consulting and legal fees necessary to implement the plan. We believe that substantially all of the initial implementation costs necessary to implement the BPO plan will ultimately be recoverable through the ratemaking process. Washington Gas has received regulatory approval in Virginia to implement a Performance-Based Rate (PBR) mechanism, which allows Washington Gas to amortize the Virginia portion of these initial implementation costs over a four-year period from October 1, 2007 to September 30, 2011. Washington Gas also seeks amortization treatment of these costs in pending rate cases in Maryland and the District of Columbia (refer to the section entitled “Rates and Regulatory Matters”).

At September 30, 2007, Washington Gas had a regulatory asset in the amount of $11.2 million for initial implementation costs incurred associated with the BPO plan allocable to Virginia and Maryland. The portion of these initial implementation costs allocable to Maryland could be expensed if the PSC of MD does not permit recovery of such costs as part of a PBR mechanism in

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

pending or future rate cases. At September 30, 2007, the regulatory asset recorded related to the Maryland portion of these costs was $5.6 million. We have expensed $1.9 million (pre-tax) of initial implementation costs allocable to the District of Columbia associated with this plan because it is not sufficiently clear when or how the PSC of DC will address the pending rate design proposal concerning the deferral and amortization of these costs.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WGL HOLDINGS, INC.

     RESULTS OF OPERATIONS

     Summary Results

WGL Holdings reported net income of $107.9 million, or $2.19 per share, for the fiscal year ended September 30, 2007, as compared to net income of $87.6 million, or $1.79 per share, and $103.5 million, or $2.11 per share, for the fiscal years ended September 30, 2006 and 2005, respectively. We earned a return on average common equity of 11.3 percent, 9.6 percent and 11.8 percent, respectively, during each of these three fiscal years.

Net income for fiscal years 2006 and 2005 included an after-tax loss from the discontinued operations of ACI of $7.1 million, or $0.15 per share, and $2.6 million, or $0.05 per share, respectively. We reported consolidated income from continuing operations of $107.9 million, or $2.19 per share, for the fiscal year ended September 30, 2007, as compared to income from continuing operations of $94.7 million, or $1.94 per share, and $106.1 million, or $2.16 per share, reported for fiscal years 2006 and 2005, respectively. The following is a discussion of year-over-year trends related to our results from continuing operations.

Fiscal Year 2007 vs. Fiscal Year 2006.  The increase in income from continuing operations for fiscal year 2007 over fiscal year 2006 primarily reflects $0.18 per share of increased earnings from our retail energy-marketing coupled with $0.09 per share of increased earnings from our regulated utility segment. Earnings comparisons attributable to our retail energy-marketing business primarily reflect higher gross margins (revenues less the cost of energy) from the sale of electricity, partially offset by lower gross margins from natural gas sales. The year-over-year improvement in earnings of our regulated utility segment was primarily attributable to increased deliveries of natural gas to firm customers and new rates that went into effect in Virginia on February 13, 2007, partially offset by an increase in operating expenses.

Fiscal Year 2006 vs. Fiscal Year 2005.  Income from continuing operations for fiscal year 2006, when compared to fiscal year 2005, primarily reflects lower net income from both our retail energy-marketing and regulated utility segments. Earnings comparisons attributable to our retail energy-marketing business reflect lower gross margins from the sale of natural gas, partially offset by improved gross margins from electric sales. The year-to-year decline in earnings of our regulated utility segment was primarily attributable to lower consumption of natural gas by customers due to customer conservation, coupled with higher interest costs and income taxes. Favorably affecting fiscal year 2006 earnings for the regulated utility segment were continued customer growth and increased revenues related to recoverable carrying costs on storage gas inventory balances.

Income from continuing operations for fiscal years 2007, 2006 and 2005 also reflects the following amounts related to our regulated utility and non-utility business segments. A further description of these amounts can be found below in the discussion of results by operating segment.

Income (Expense)(a)
Years Ended September 30,
(In millions)	2007	2006	2005

Colder-than-normal weather (after-tax)(b)	$3.0	$2.5	$5.0
Retroactive depreciation expense adjustment	3.9	–	–
Reserve for disallowance of natural gas costs	–	(4.6)	–
Energy-marketing reversal of fee expense	–	3.1	–
Income tax adjustment	–	–	2.5
Impairment of commercial HVAC intangible asset	–	–	(0.9)
Unrealized mark-to-market gains (losses) on energy-related derivatives	$6.8	$(2.7)	$4.7

(a)	Amounts are shown pre-tax, unless otherwise stated.
(b)	Estimated impact to the regulated utility segment. Although fiscal year 2006 was warmer-than-normal, Washington Gas benefited from the colder-than-normal weather in the first quarter of that year.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The following table summarizes our net income (loss) by operating segment for fiscal years ended September 30, 2007, 2006 and 2005.

Net Income (Loss) by Operating Segment
Years Ended September 30,
(In thousands)	2007	2006	2005

Regulated Utility	$89,889	$84,599	$87,492
Non-utility operations:
Retail energy-marketing	22,426	13,315	22,294
Commercial HVAC	367	450	(1,314)

Total major non-utility	22,793	13,765	20,980
Other, principally non-utility activities	(4,782)	(3,670)	(2,400)

Total non-utility	18,011	10,095	18,580

Income from continuing operations	107,900	94,694	106,072
Loss from discontinued operations, net of income tax benefit	–	(7,116)	(2,579)

Net income	$107,900	$87,578	$103,493

     Regulated Utility Operating Results

The following table summarizes the regulated utility segment’s operating results for fiscal years ended September 30, 2007, 2006 and 2005.

Regulated Utility Operating Results
Years Ended September 30,
(In thousands)	2007	2006	2005

Operating revenues	$1,513,839	$1,637,491	$1,402,905

Operating expenses:
Cost of gas	892,376	1,031,650	796,413
Operation and maintenance	246,308	236,467	241,582
Depreciation and amortization	89,907	92,712	89,859
General taxes and other assessments:
Revenue taxes	55,949	55,964	58,170
Other	40,648	40,726	40,478

Total operating expenses	1,325,188	1,457,519	1,226,502

Operating income	188,651	179,972	176,403
Interest expense	45,157	44,026	41,600
Other (income) expenses-net, including preferred stock dividends	(1,295)	(630)	161
Income tax expense	54,900	51,977	47,150

Net income	$89,889	$84,599	$87,492

Fiscal Year 2007 vs. Fiscal Year 2006.  The regulated utility segment reported net income of $89.9 million, or $1.82 per share, for the fiscal year ended September 30, 2007, an increase of $5.3 million, or $0.09 per share, over net income of $84.6 million, or $1.73 per share, reported for fiscal year 2006. The year-over-year increase in net income reflects: (i) increased deliveries of natural gas to firm customers; (ii) the favorable comparison in this year’s earnings of a charge recorded in the prior fiscal year related to a proposed disallowance of certain natural gas costs; (iii) lower depreciation and amortization expense associated with a regulatory order in Virginia; (iv) new rates that went into effect in Virginia on February 13, 2007. Partially offsetting the year-over-year increase

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

in net income were reduced revenues from recoverable carrying costs on lower average storage gas inventory balances and higher operation and maintenance expenses.

Natural gas deliveries to firm customers totaling 1.3 billion therms during the fiscal year ended September 30, 2007, increased 74.7 million therms, or 6.2 percent, over fiscal year 2006. The increase in therm deliveries was driven by 6.6 percent colder weather when compared to the same period last year as well as by the addition of 14,285 active customer meters since the end of the prior fiscal year. Weather, when measured by heating degree days (HDDs) was 3.7 percent colder than normal in fiscal year 2007, as compared to 2.5 percent warmer than normal in fiscal year 2006. In Maryland, the application of our RNA billing mechanism offsets the benefits from the colder-than-normal weather. In the District of Columbia and Virginia, our weather protection strategies for the 2007 and 2006 winter-heating seasons were designed to retain the benefits of colder-than-normal weather while neutralizing the estimated effects of warmer-than-normal weather. Including the effects of our weather protection strategies for the fiscal year ended September 30, 2007, net income was enhanced by an estimated $3 million (after-tax) from the colder-than-normal weather. For fiscal year 2006, net income was enhanced in relation to normal weather by an estimated $2.5 million (after-tax) despite the 2.5 percent warmer-than-normal weather during that period. This benefit resulted primarily from the colder-than-normal weather experienced during the first quarter of fiscal year 2006. Refer to the section entitled “Market Risk—Weather Risk” for a further discussion of our weather protection strategies.

Also contributing to the increase in earnings were: (i) the favorable comparison in the current year’s earnings of a $4.6 million charge recorded in the second quarter of fiscal year 2006 related to a proposed regulatory order to disallow certain natural gas costs incurred by Washington Gas and billed to Maryland customers and (ii) new rates that went into effect in Virginia on February 13, 2007. These increases were partially offset by $4.2 million (pre-tax) of decreased earnings from recoverable carrying costs on storage gas inventories as well as $2.2 million (pre-tax) of lower unrealized mark-to-market gains on derivative instruments (refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for a further discussion of these derivative transactions).

Operation and maintenance expenses increased $9.8 million (pre-tax) during the fiscal year ended September 30, 2007 when compared to the prior fiscal year. Operation and maintenance expenses for the prior fiscal year were reduced by a $7.5 million (pre-tax), benefit related to our weather-related instruments due to warmer-than-normal weather. This same benefit was not experienced in the current period due to the colder-than-normal weather. Additionally, operation and maintenance expenses increased due to: (i) $5.2 million (pre-tax) of higher pension and post-retirement benefit costs primarily due to the effect of using updated mortality assumptions commencing in fiscal year 2007, (ii) $2.6 million (pre-tax) of higher labor and incentive costs, (iii) $1.0 million (pre-tax) of severance costs related to the implementation of the BPO plan and (iv) an increase of $812,000 (pre-tax) in premiums related to our weather derivative in Virginia. Partially offsetting these increases were lower expenses for uncollectible accounts of $8.3 million (pre-tax).

Depreciation and amortization expense for the regulated utility segment decreased $2.8 million (pre-tax) during the fiscal year ended September 30, 2007 when compared to the prior fiscal year. The lower expense was attributable to a reduction in Washington Gas’s depreciation rates on fixed assets related to the Virginia jurisdiction, partially offset by the effect of increased investment in depreciable property, plant and equipment. The reduction in Washington Gas’s depreciation rates was approved by the staff of the SCC of VA (VA Staff) during the first quarter of fiscal year 2007. In accordance with Virginia regulatory policy, we implemented the new depreciation rates retroactive to January 1, 2006, which coincides with the date of the approved depreciation study. Accordingly, our depreciation and amortization expense for the current year included a benefit totaling $9.3 million (pre-tax), of which $3.9 million (pre-tax) was applicable to the period from January 1, 2006 through September 30, 2006 and $5.4 million (pre-tax) was related to the current fiscal year 2007. Of this $5.4 million current fiscal year benefit, approximately $2.0 million was recorded prior to the implementation of new rates in Virginia. When new rates went into effect in Virginia, both annual revenues and annual depreciation expense were reduced by equivalent amounts; therefore, subsequent to February 13, 2007, there was no further impact on annual operating income for this reduction. For a further discussion of our depreciation study, refer to the section entitled “Rates and Regulatory Matters—Depreciation Study” included under Management’s Discussion for Washington Gas.

Fiscal Year 2006 vs. Fiscal Year 2005.  The regulated utility segment reported net income of $84.6 million, or $1.73 per share, for the fiscal year ended September 30, 2006, as compared to net income of $87.5 million, or $1.79 per share, for fiscal year 2005. The year-to-year decrease in earnings primarily reflects a decline in total natural gas deliveries to firm customers due to customer conservation. Natural gas deliveries to firm customers fell 70.5 million therms, or 5.5 percent, in fiscal year 2006 from 2005. In addition to customer conservation, natural gas deliveries declined from the effect of warmer weather in fiscal year 2006. Weather was 2.5 percent warmer than normal in fiscal year 2006, as compared to 5.9 percent colder than normal in fiscal year 2005.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Favorably affecting earnings for fiscal year 2006 when compared to the prior fiscal year were: (i) the addition of 19,811 active customer meters since the end of the prior fiscal year; (ii) $7.3 million (pre-tax) of increased revenues from recoverable carrying costs on a higher average balance of storage gas inventory that was the result of both higher natural gas prices and volumes; (iii) favorable adjustments related to the annual reconciliation of lost-and-unaccounted-for gas and (iv) favorable adjustments related to the recovery of natural gas costs.

Earnings of the regulated utility segment for fiscal year 2006 reflect a $3.8 million (pre-tax) increase in operation and maintenance expenses, after excluding an $8.9 million (pre-tax) enhancement to earnings from our weather protection products. Principally contributing to the increase were $1.8 million of increased expenses associated with information technology projects and $1.6 million of higher expenses for uncollectible accounts. Results from the regulated utility segment also reflect higher depreciation and amortization expense and increased interest expense that, together, reduced pre-tax income by $5.3 million.

The fiscal year ended September 30, 2006 also included a charge of $4.6 million (pre-tax) recorded to “Cost of gas” related to a proposed order by a Hearing Examiner of the PSC of MD that recommends the disallowance of certain natural gas costs incurred by Washington Gas and billed to Maryland customers from September 2003 through August 2004.

A further discussion of the operating results of Washington Gas is included in the Management’s Discussion for Washington Gas.

Non-Utility Operating Results

Our continuing non-utility operations are comprised of two business segments: (i) retail energy-marketing and (ii) commercial HVAC. Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations for purposes of segment reporting (refer to Note 17 of the Notes to Consolidated Financial Statements).

Total net income from our continuing non-utility operations for fiscal year 2007 was $18.0 million, or $0.37 per share, an increase of $7.9 million, or $0.16 per share, from fiscal year 2006. The year-over-year improvement in these earnings primarily reflects the increased earnings of our retail energy-marketing segment.

Continuing non-utility operations reported total net income of $10.1 million, or $0.21 per share, for the fiscal year ended September 30, 2006, a decrease of $8.5 million, or $0.16 per share, from fiscal year 2005. The year-to-year decline in these earnings primarily reflects lower earnings of our retail energy-marketing segment.

The following table depicts the composition of the changes in revenues for the non-utility business segments.

Composition of Non-Utility Revenues and Other Statistics
	Years Ended September 30,

	2007	2006	2005

Non-Utility Operating Revenue (In thousands)
Retail energy-marketing	$1,138,440	$1,001,596	$773,046
Commercial HVAC	10,175	13,138	9,482
Other	119	639	1,425

Total non-utility operating revenues	$1,148,734	$1,015,373	$783,953

Retail-Energy Marketing Statistics
Natural gas
Therm sales (thousands of therms)	725,465	696,694	713,676
Number of customers (end of period)	140,700	142,700	144,800

Electricity
Electricity sales (thousands of kWhs)	3,943,844	2,412,407	2,680,469
Number of accounts (end of period)	65,900	63,300	36,200

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail Energy-Marketing

Our retail energy-marketing subsidiary, WGEServices, was established in 1997, and sells natural gas and electricity on an unregulated, competitive basis directly to residential, commercial and industrial customers.

Fiscal Year 2007 vs. Fiscal Year 2006.  The retail energy-marketing segment reported net income of $22.4 million, or $0.45 per share, for the fiscal year ended September 30, 2007, an increase of $9.1 million, or $0.18 per share, over net income of $13.3 million, or $0.27 per share, reported for the prior fiscal year. The increase in earnings for this business primarily reflects higher gross margins from the sale of electricity, partially offset by lower gross margins from the sale of natural gas. Further tempering the improved earnings were higher selling, general and administrative expenses due to increased costs associated with growing our electric customer base, increased labor and benefits expenses and higher expenses associated with uncollectible accounts. Additionally, results from the prior fiscal year benefited from the reversal of expenses of $3.1 million (pre-tax) related to certain fees assessed by the PSC of DC that were accrued in prior fiscal years.

Gross margins from electric sales increased significantly during fiscal year 2007, reflecting a substantial rise in both electric sales volumes and the gross margin per kilowatt hour sold. This growth was the result of new competitive opportunities that emerged in the second half of fiscal year 2006 as a result of a sharp increase in competing rates offered by electric utilities in Maryland and Delaware. Also favorably affecting the gross margins from electric sales were unrealized mark-to-market gains in the current fiscal year resulting from derivatives that enhanced current fiscal year earnings by $8.5 million (pre-tax).

Lower gross margins from natural gas sales stemmed from higher gas costs in relation to retail sales prices, slightly offset by a 4.1 percent increase in natural gas sales volumes. The decrease in gross margins was partially offset by unrealized mark-to-market gains from natural gas derivatives that enhanced earnings by $3.2 million (pre-tax), over the prior fiscal year. Refer to “Market Risk—Price Risk Related to the Retail Energy-Marketing Segment” for a further discussion of these derivative transactions.

Fiscal Year 2006 vs. Fiscal Year 2005.  The retail energy-marketing segment reported net income of $13.3 million, or $0.27 per share, for the fiscal year ended September 30, 2006, as compared to net income of $22.3 million, or $0.45 per share, reported for the prior fiscal year. The $9.0 million, or $0.18 per share, decline in earnings for this business primarily reflects lower gross margins from the sale of natural gas primarily due to: (i)  unfavorable changes in the valuation of derivative contracts; (ii) the unfavorable year-over-year comparison resulting from $2.0 million (after-tax) of reduced expenses recorded in fiscal year 2005 related to the termination of two natural gas supply contracts; (iii) the unfavorable year-over-year comparison from the recording in fiscal year 2005 of $1.2 million (after-tax) of gross margin adjustments related to certain contracts and (iv) a 2.4 percent decrease in the volume of natural gas sold. Favorably affecting earnings in fiscal year 2006 were increased gross margins from the sale of electricity, and the reversal of expenses in fiscal year 2006 of $3.1 million (pre-tax) related to certain fees assessed by the PSC of DC that were accrued in prior fiscal years.

Commercial HVAC

WGESystems comprises the commercial HVAC segment.  WGESystems offers large-scale HVAC installations and related services to commercial and government customers.

The commercial HVAC segment reported net income of $367,000, or $0.01 per share, for fiscal year 2007, relatively unchanged from net income of $450,000, or $0.01 per share, reported for fiscal year 2006. Operating results for fiscal year 2006 represented an improvement of $1.8 million, or $0.04 per share, over the net loss of $1.3 million, or $0.03 per share, reported for fiscal year 2005. The comparison between fiscal year 2006 and 2005 was affected by a charge of $912,000, or $0.02 per share, recorded in fiscal year 2005 that resulted principally from the resolution of a legal contingency related to our investment in the HVAC business.

Other Non-Utility Activities

As previously discussed, transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations.

Results for our other non-utility activities for fiscal year 2007 reflect a net loss of $4.8 million, or $0.09 per share, as compared to a net loss of $3.7 million, or $0.07 per share, reported for fiscal year 2006. This comparison primarily reflects higher general and administrative expenses. During fiscal year 2005, other non-utility activities reported a net loss of $2.4 million, or $0.05 per share.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Other Income (Expenses)—Net

Other income (expenses)—net was income of $3.4 million, $3.2 million and $2.3 million for fiscal years 2007, 2006 and 2005, respectively. These amounts primarily comprise interest income from short-term investments that qualify as cash and cash equivalents as well as interest income associated with certain regulatory items.

Interest Expense

Interest expense was $48.9 million for the fiscal year ended September 30, 2007, as compared to $48.3 million for fiscal year 2006. Fiscal year 2005 interest expense was $43.3 million. Long-term debt primarily comprises unsecured MTNs issued solely by Washington Gas. The weighted average cost of MTNs was 6.15 percent at both September 30, 2007 and 2006 and 6.27 percent at September 30, 2005. The following table shows the components of the changes in interest expense between years.

Composition of Interest Expense Changes
	Increase/(Decrease)

(In millions)	2007 vs 2006	2006 vs 2005

Long-term debt	$(0.6)	$(0.4)
Short-term debt	0.1	4.1
Other (includes AFUDC*)	1.1	1.3

Total	$0.6	$5.0

*	Represents Allowance for Funds Used During Construction.

The $564,000 increase in WGL Holdings’ interest expense for fiscal year 2007 compared to fiscal year 2006 primarily reflects higher interest costs associated with customer deposits and other items, partially offset by a decrease in interest expense associated with long-term debt. The lower interest expense associated with long-term debt reflects both a decrease in the embedded cost of these borrowings as a result of refinancing previously outstanding amounts and a lower average balance of long-term debt outstanding. Interest expense related to short-term debt was relatively unchanged from year-to-year, reflecting an increase in the weighted average cost for these borrowings, almost fully offset by a decrease in the average balance outstanding.

The $5.0 million increase in WGL Holdings’ interest expense for fiscal year 2006 compared to fiscal year 2005 reflects higher interest costs associated with short-term borrowings due to an increase of over 200 basis points in the weighted average cost of these borrowings, coupled with a higher average balance of short-term debt outstanding. The year-over-year increase also reflects higher other interest expense primarily related to customer deposits and other miscellaneous items. Partially offsetting the increase in short-term and other interest expense were reduced interest costs on long-term debt.

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

Our ability to obtain such financing depends on our credit ratings, which are greatly affected by our financial performance. Also potentially affecting access to short-term debt capital is the liquidity of financial markets, as well as the nature of any restrictions that might be placed upon us, such as ratings triggers or a requirement to provide creditors with additional credit support in the event of a determination of insufficient creditworthiness.

The ability to procure sufficient levels of long-term capital at reasonable costs is determined by the level of our capital expenditure requirements, our financial performance and the effect of these factors on our credit ratings and investment alternatives available to investors.

We have a goal to maintain our common equity ratio in the mid-50 percent range of total consolidated capital. The level of this ratio varies during the fiscal year due to the seasonal nature of our business. This seasonality is also evident in the variability of our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

significant portion of our current assets is converted into cash at the end of the winter heating season. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for WGL Holdings and Washington Gas, and to allow access to capital at reasonable costs. As of September 30, 2007, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 59.6 percent common equity, 1.7 percent preferred stock and 38.7 percent long-term debt. Our cash flow requirements and our ability to provide satisfactory resources to satisfy those requirements are primarily influenced by the activities of Washington Gas and, to a lesser extent, the non-utility operations.

Our plans provide for sufficient liquidity to satisfy our financial obligations. At September 30, 2007, we did not have any restrictions on our cash balances that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.

Short-Term Cash Requirements and Related Financing

Washington Gas’s business is weather sensitive and seasonal, causing short-term cash requirements to vary significantly during the year. Approximately 75 percent of the total therms delivered in Washington Gas’s service area (excluding deliveries to two electric generation facilities) occur during the first and second fiscal quarters. Accordingly, Washington Gas typically generates more net income in the first six months of the fiscal year than it does for the entire fiscal year. During the first six months of our fiscal year, Washington Gas generates large sales volumes and its cash requirements peak when accounts receivable, unbilled revenues and storage gas inventories are at their highest levels. During the last six months of our fiscal year, after the winter heating season, Washington Gas will typically experience a seasonal net loss due to reduced demand for natural gas. During this period, many of Washington Gas’s assets are converted into cash which Washington Gas generally uses to reduce and sometimes eliminate short-term debt and to acquire storage gas for the next heating season.

Washington Gas and WGEServices have seasonal short-term cash requirements resulting from their need to purchase storage gas inventory in advance of the winter heating periods in which the storage gas is sold. Washington Gas generally collects the cost of its gas under cost recovery mechanisms. WGEServices collects revenues that are designed to reimburse for its commodity costs used to supply its retail customer contracts. Variations in the timing of cash receipts from customers under these collection methods can significantly affect short-term cash requirements. In addition, both Washington Gas and WGEServices pay their respective commodity suppliers before collecting the accounts receivable balances resulting from these sales. WGEServices derives its funding to finance these activities from short-term debt issued by WGL Holdings. Additionally, WGL Holdings may be required to post collateral on behalf of WGEServices for certain purchases.

Variations in the timing of collections of gas costs under Washington Gas’s gas cost recovery mechanisms can significantly affect short-term cash requirements. Washington Gas had a $945,000 and a $2.5 million net over-collection of gas costs at September 30, 2007 and 2006, respectively. The over-collection in both fiscal years stemmed primarily from an excess of gas costs recovered from customers over gas costs paid to suppliers. Generally, Washington Gas includes the amounts under-collected and over-collected in the captions “Gas costs and other regulatory assets” and “Gas costs and other regulatory liabilities,” respectively, in its balance sheets as current assets and current liabilities. Amounts under- or over-collected that are generated during the current business cycle are reflected as a regulatory asset or liability until September 1st of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. Most of the current balance will be returned to, or collected from, customers in fiscal year 2008.

WGL Holdings and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. At September 30, 2007, WGL Holdings and Washington Gas each had revolving credit agreements with a group of commercial banks that permit the companies, with the bank’s approval, to borrow up to $450 million and $400 million, respectively. These credit facilities expire on August 3, 2012 with unlimited extension options. There were no outstanding borrowings under our credit facilities at September 30, 2007 or 2006 (refer to Note 5 of the Notes to the Consolidated Financial Statements for further information).

At September 30, 2007 and 2006, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper of $184.2 million and $177.4 million, respectively. Of the outstanding notes payable balance at September 30, 2007, $62.2 million and $122.0 million was commercial paper issued by WGL Holdings and Washington Gas, respectively. Of the outstanding notes payable balance at September 30, 2006, $104.6 million and $72.8 million was commercial paper issued by WGL Holdings and Washington Gas, respectively.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

To manage credit risk, both Washington Gas and WGEServices may require deposits from certain customers and suppliers. At September 30, 2007 and September 30, 2006, “Customer deposits and advance payments” totaled $49.2 million and $49.6 million, respectively. For both periods, substantially all of these deposits related to customer deposits for Washington Gas. These deposits are reported as current liabilities, and may be refunded to the depositor-customer at various times throughout the year based on the customer’s payment habits. At the same time, other customers make new deposits that enable the balance of customer deposits to remain relatively steady. Refer to the section entitled “Credit Risk” for a further discussion of our management of credit risk.

     Long-Term Cash Requirements and Related Financing

Our long-term cash requirements primarily depend upon the level of capital expenditures, long-term debt maturities and decisions to refinance long-term debt. Historically, we have devoted the majority of our capital expenditures to adding new Washington Gas customers in our existing service area. However, as a result of operating issues related to the Cove Point natural gas supply that are described later in Management’s Discussion, a higher proportion of our total capital expenditures incurred throughout fiscal years 2006 and 2007 was related to asset replacements associated with a rehabilitation project in Prince George’s County Maryland rather than to new business; this project has been nearly completed (refer to the section entitled “Capital Expenditures” below).

At September 30, 2007, Washington Gas had the capacity, under a shelf registration that was declared effective by the SEC on June 8, 2006, to issue up to $300.0 million of MTNs. Effective July 1, 2007, legislation was enacted in Maryland to require that all public utilities, including Washington Gas, obtain approval from the PSC of MD before issuing stock, bonds, securities, notes, or other debt with a maturity greater than 12 months. On June 21, 2007, Washington Gas received the necessary approvals from the PSC of MD to issue up to $287.6 million of long-term debt. During fiscal year 2007, we did not issue or retire any MTNs.

Fiscal Year 2006 MTN Activity.  On January 18, 2006, Washington Gas issued $25.0 million of 5.17 percent MTNs due January 18, 2016, and $25.0 million of 5.70 percent MTNs due January 18, 2036. In conjunction with the issuance of the 5.17 percent MTNs, Washington Gas received $182,000 associated with the settlement of a forward-starting swap that had a notional principal amount of $25.0 million. Similarly, in conjunction with the issuance of the 5.70 percent MTNs, Washington Gas received $104,000 associated with the settlement of a forward-starting swap that had a notional principal amount of $25.0 million (refer to the section entitled “Market Risk—Interest-Rate Risk” ). The effective cost of the newly-issued debt, after considering the amount received related to the two forward-starting swaps and amortization of discounts related to the debt issuances, is 5.16 percent for the MTNs due 2016 and 5.72 percent for the MTNs due 2036. On February 15, 2006, Washington Gas used the combined cash proceeds from these debt issuances to retire $50.0 million of 6.15 percent MTNs through its exercise of call options.

On March 22, 2006, Washington Gas issued $25.0 million of 5.78 percent MTNs due March 15, 2036. In conjunction with this issuance, Washington Gas received $303,000 associated with the settlement of a forward-starting swap that had a notional principal amount of $25.0 million (refer to the section entitled “Market Risk—Interest-Rate Risk” ). Additionally, on March 22, 2006, Washington Gas paid $26.0 million, plus accrued interest, to retire $25.0 million of 7.31 percent MTNs that were due on October 30, 2007, by exercising a make-whole call feature that required Washington Gas to pay to the debt holder a call premium of $958,000 for redeeming the debt prior to its stated maturity date. This premium was recorded as a regulatory asset, and is being amortized in accordance with regulatory accounting requirements. The effective cost of the newly-issued debt, after considering the amount received related to the forward-starting swap, the amount paid related to the make-whole call premium and discounts related to the debt issuance, is 6.03 percent.

     Security Ratings

The table below reflects the current credit ratings for the outstanding debt instruments of WGL Holdings and Washington Gas. Changes in credit ratings may affect WGL Holdings’ and Washington Gas’s cost of short-term and long-term debt and their access to the capital markets. Credit ratings can change at any time.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Credit Ratings for Outstanding Debt Instruments
	WGL Holdings		Washington Gas
	Unsecured		Unsecured
	Medium-Term Notes	Commercial	Medium-Term	Commercial
Rating Service	(Indicative)(a)	Paper	Notes	Paper

Fitch Ratings	A+	F1	AA−	F1+
Moody’s Investors Service	Not Rated	Not Prime	A2	P-1
Standard & Poor’s Ratings Services(b)	AA−	A-1	AA−	A-1

(a)	Indicates the ratings that may be applicable if WGL Holdings were to issue unsecured MTNs.
(b)	On June 27, 2007, Standard & Poor’s Ratings Services revised its outlook on the long-term debt ratings of WGL Holdings and Washington Gas from negative to stable.

Ratings Triggers and Certain Debt Covenants

WGL Holdings and Washington Gas pay facility fees on their credit facilities based on the long-term debt ratings of Washington Gas. In the event the long-term debt of Washington Gas is downgraded below certain levels, WGL Holdings and Washington Gas would be required to pay higher facility fees. There are five different levels of fees. The credit facility for WGL Holdings defines its applicable fee level as one level below the level applicable to Washington Gas. Under the terms of the credit facilities, the lowest level facility fee is four basis points and the highest is eight basis points.

Under the terms of the credit facilities, the ratio of consolidated financial indebtedness to consolidated total capitalization can not exceed 0.65 to 1.0 (65.0 percent). In addition, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. The failure to inform the lenders’ agent of changes in these areas deemed material in nature might constitute default under the agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At September 30, 2007, we were in compliance with all of the covenants under our revolving credit facilities.

For certain of Washington Gas’s natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded to or below the lower of a BBB- rating by Standard & Poor’s Ratings Services or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington exceeds a preset threshold amount, or if Washington Gas’s credit rating declines, then the counterparty may require additional credit support.

WGL Holdings has guaranteed payments for certain purchases of natural gas and electricity on behalf of WGEServices (refer to “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” for a further discussion of these guarantees). If the credit rating of WGL Holdings declines, WGEServices may be required to provide additional credit support for these purchase contracts.

Cash Flows Provided by Operating Activities

The primary drivers for our operating cash flows are cash payments received from natural gas and electricity customers, offset by our payments for natural gas and electricity costs, operation and maintenance expenses, taxes and interest costs. Although long-term interest rates remain relatively low and we have been able to take advantage of refinancing certain of our long-term debt at lower interest rates, interest expense for fiscal year 2007 reflects the effect of a rise in short-term interest rates.

Net cash provided by operating activities totaled $213.3 million, $85.7 million and $232.5 million for fiscal years 2007, 2006 and 2005, respectively. Net cash provided by operating activities includes net income applicable to common stock, as adjusted for non-cash earnings and charges, as well as changes in working capital. Certain changes in working capital from September 30, 2006 to September 30, 2007 are described below.

•	Other prepayments increased $12.5 million from September 30, 2006, due to an increase in taxes paid primarily resulting from higher pre-tax income as well as an advance payment related to transformation costs made to the service provider for our BPO plan.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

•	Accounts payable and other accrued liabilities increased $18.9 million, primarily due to: (i) the refund for rates that went into effect in Virginia on February 13, 2007 (refer to the section entitled “Rates and Regulatory Matters” ), (ii) an increase in accounts payable related to the sale of electricity, as a result of an increase in market prices and kilowatt hours sold and (iii) the accrual of severance related costs for our BPO plan.

•	Deferred gas costs—net increased $14.3 million due primarily to an increase in fair value losses associated with certain of Washington Gas’s contracts for the purchase and sale of natural gas.

During fiscal year 2006, Accounts receivable and unbilled revenues increased $47.6 million from September 30, 2005, primarily reflecting an increase in receivables associated with both electric and natural gas sales of WGEServices. Deferred gas costs—net increased $23.6 million, primarily due to fair value losses in 2006 associated with certain of Washington Gas’s contracts for the purchase and sale of natural gas, as compared to fair value gains recorded in fiscal year 2005. During fiscal years 2006 and 2005, storage gas inventory rose $43.1 million and $35.3 million, respectively, due to higher natural gas costs and increased storage capacity. Accounts payable and other accrued liabilities increased $27.3 million during fiscal year 2005, largely to fund higher natural gas and electricity purchases. During fiscal year 2005, customer deposits and advance payments increased $37.7 million from September 30, 2004 due to a revised credit policy requiring security deposits from new customers of Washington Gas, and the receipt of a security deposit held from an electricity supplier of WGEServices.

Cash Flows Provided by (Used in) Financing Activities

Cash flows provided by (used in) financing activities totaled $(47.2) million, $75.0 million and $(119.2) million for fiscal years 2007, 2006 and 2005, respectively. Driving this use of cash for fiscal year 2007 were our common stock dividend payments totaling $66.8 million, partially offset by $11.7 million in cash proceeds from the issuance of common stock pursuant to our stock-based compensation plan.

Cash flows provided by financing activities for fiscal year 2006, was driven by an increase in our notes payable by a net amount of $136.5 million due to increased working capital requirements. This increase in notes payable was partially offset by common stock dividend payments totaling $65.3 million. The use of cash in fiscal year 2005 primarily reflects a decrease in notes payable-net coupled with common stock dividend payments.

The following table reflects the issuances and retirements of long-term debt that occurred during fiscal years 2007, 2006 and 2005 (also refer to Note 6 of the Notes to Consolidated Financial Statements).

Long-Term Debt Activity
	2007		2006		2005

(In millions)	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount

Medium-term notes
Issued	n/a	$–	5.17 – 5.78%	$75.0	4.83 – 5.44%	$60.5
Retired	n/a	–	6.15 – 7.31%	(75.0)	6.50 – 7.76%	(60.5)
Other financing
Issued(a)	5.57%	1.4	4.76 – 5.61%	5.7	8.00%	0.1
Retired(b)	4.76 – 9.00%	(1.0)	5.61%	(2.7)	5.99 – 8.00%	(16.5)
Other activity	–	–	–	(0.1)	–	(0.1)

Total		$0.4		$2.9		$(16.5)

(a)	Includes the non-cash issuance of a $3.0 million note used to finance capital expenditures for fiscal year 2006.
(b)	Includes the non-cash extinguishment of project debt financing of $2.7 million and $16.4 million for fiscal years 2006 and 2005, respectively.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities totaled $165.6 million, $161.2 million and $115.0 million during fiscal years 2007, 2006 and 2005, respectively. In fiscal years 2007, 2006 and 2005, $162.0 million, $156.4 million and $111.1 million, respectively, of cash was utilized for capital expenditures made on behalf of Washington Gas.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Capital Expenditures

The following table depicts our actual capital expenditures for fiscal years 2005, 2006 and 2007, and projected capital expenditures for fiscal years 2008 through 2012. Our capital expenditure program includes investments to extend service to new areas, and to ensure safe, reliable and improved service.

Capital Expenditures
	Actual			Projected
(In millions)	2005	2006	2007	2008	2009	2010	2011	2012	Total

New business	$58.2	$48.7	$44.9	$51.8	$53.3	$60.4	$55.3	$49.3	$270.1
Replacements
Rehabilitation project	8.2	47.8	30.8	2.5	–	–	–	–	2.5
Other	22.5	22.7	33.8	37.7	41.7	42.0	42.7	41.4	205.5
LNG storage facility	1.5	5.8	0.3	0.7	45.0	60.0	20.0	15.0	140.7
Other	33.7	36.5	48.3	43.9	39.4	30.2	15.1	17.9	146.5

Total-accrual basis(a)	$124.1	$161.5	$158.1	$136.6	$179.4	$192.6	$133.1	$123.6	$765.3
Cash basis adjustments	(11.3)	(1.7)	6.4	(5.2)	–	–	–	–	(5.2)

Total-cash basis	$112.8	$159.8	$164.5	$131.4	$179.4	$192.6	$133.1	$123.6	$760.1

(a)	Excludes Allowance for Funds Used During Construction. Includes capital expenditures accrued and capital expenditure adjustments recorded in the fiscal year.

The 2008 to 2012 projected periods include $270.1 million for continued growth to serve new customers, and $208 million primarily related to the replacement and betterment of existing capacity. Projected expenditures also reflect $146.5 million of other expenditures, which include general plant. Additionally, the projected period contains capital expenditures to construct a necessary, new source of peak day capacity within the boundaries of the natural gas distribution system to support customer growth and pressure requirements on the entire natural gas distribution system. Specifically, these estimated expenditures are expected to be used to construct a one billion cubic foot LNG storage facility on the land historically used for storage facilities by Washington Gas in Chillum, Maryland. This facility currently is expected to be completed and in service by the 2011-2012 winter heating season at an estimated total cost of $149 million, subject to favorable outcomes on certain zoning and other legal challenges. The District Council of Prince George’s County, Maryland denied Washington Gas’s application for a special exception related to its proposed construction of the LNG peaking plant because it believes that current zoning restrictions prohibit such construction. Washington Gas appealed this decision to the Prince George’s County Circuit Court on November 22, 2006. The case was subsequently sent back to the administrative process by the court and Washington Gas is currently reviewing other court options to resolve this issue. Until the legal challenges are resolved and the LNG plant is constructed, Washington Gas has planned for alternative sources of supply to meet its customers’ peak day requirements. These plans include capital expenditures related to infrastructure improvements which are expected to be completed by fiscal year 2011 and which provide for adequate system performance based on projected needs through at least November 2011. The costs to complete the infrastructure improvements are reflected in the above table for the projected periods shown.

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER COMMERCIAL COMMITMENTS

Contractual Obligations

WGL Holdings and Washington Gas have certain contractual obligations that extend beyond fiscal year 2007. These commitments include long-term debt, lease obligations and unconditional purchase obligations for pipeline capacity, transportation and storage services, and certain natural gas and electricity commodity commitments. The estimated obligations as of September 30, 2007 for future fiscal years are shown below.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Estimated Contractual Obligations and Commercial Commitments

	Years Ended September 30,

(In millions)	Total	2008	2009	2010	2011	2012	Thereafter

Pipeline and storage contracts(a)	$1,389.7	$167.6	$154.8	$139.8	$131.1	$107.5	$688.9
Medium-term notes(b)	634.1	20.1	75.0	32.5	30.0	77.0	399.5
Other long-term debt(b)	3.5	1.0	2.5	–	–	–	–
Interest expense(c)	433.4	38.9	35.6	32.0	29.0	25.5	272.4
Gas purchase commitments—Washington Gas(d)	902.5	258.9	129.2	102.8	47.9	60.6	303.1
Gas purchase commitments—WGEServices(e)	658.9	431.5	157.6	54.3	15.5	–	–
Electric Purchase Commitments(f)	301.9	203.5	66.5	27.1	4.8	–	–
Operating leases	38.2	4.6	4.2	3.0	3.0	3.1	20.3
Business Process Outsourcing(g)	327.0	31.5	43.7	38.6	32.7	32.2	148.3
Other long-term commitments(h)	19.5	11.5	4.0	1.5	1.4	0.3	0.8

Total	$4,708.7	$1,169.1	$673.1	$431.6	$295.4	$306.2	$1,833.3

(a)	Represents minimum payments under natural gas transportation, storage and peaking contracts which have expiration dates through fiscal year 2028. Additionally, includes minimum payments for WGEServices pipeline contracts.

(b)	Represents scheduled repayment of principal including the assumed exercise of a put option by the debt holders of $8.5 million in 2010.

(c)	Represents the scheduled interest payments associated with MTNs and other long-term debt.

(d)	Includes short-term commitments to purchase fixed volumes of natural gas, as well as long-term gas purchase commitments that contain fixed volume purchase requirements. Cost estimates are based on both forward market prices and option premiums for fixed volume purchases under these purchase commitments.

(e)	Represents commitments based on a combination of market prices at September 30, 2007 and fixed price as well as index priced contract commitments for natural gas delivered to various city gate stations, including the cost of transportation to that point, which is bundled in the purchase price.

(f)	Represents electric purchase commitments which are based on existing fixed price and fixed volume contracts.

(g)	Represents fixed costs to the service provider related to the 10-year contract for business process outsourcing. These payments do not reflect potential inflationary adjustments included in the contract. Including these inflationary adjustments, required payments to the service provider could total $390.4 million.

(h)	Includes certain Information Technology service contracts. Also includes committed payments related to certain environmental response costs.

The table above reflects fixed and variable obligations. Certain of these estimates reflect likely purchases under various contracts, and may differ from minimum future contractual commitments disclosed in Note 15 of the Notes to Consolidated Financial Statements.

When a customer selects an unregulated third-party marketer to provide natural gas supply, Washington Gas generally assigns pipeline and storage capacity to unregulated third-party marketers to deliver natural gas to Washington Gas’s city gate. In order to provide the gas commodity to customers who do not select an unregulated third-party marketer, Washington Gas has a commodity acquisition plan to acquire the natural gas supply to serve the customer. In connection with this energy acquisition plan, Washington Gas enters into contracts with asset managers to manage a portion of Washington Gas’s long-term gas transportation and storage capacity. Management of this capacity includes: (i) assisting in the acquisition and delivery of gas supply to Washington Gas’s service territory and (ii) making off-system sales when such capacity is under-utilized. Additionally the asset managers may utilize the capacity for their own purposes in exchange for a fee paid to Washington Gas. Washington Gas’s commitment to the asset managers, when implementing its option to purchase gas supply through April 30, 2008, is at a market price that is tied to various public indices for natural gas. The contract commitment is related to customer demand, there are no minimum bill commitments, and no amount is included in the table above for these contracts.

For commitments related to Washington Gas’s pension and post-retirement benefit plans, during fiscal year 2008, Washington Gas does not expect to make any contributions to its qualified, trusteed, employee-non-contributory defined benefit pension plan covering all active and vested former employees of Washington Gas.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

We expect to make payments totaling $1.5 million in fiscal year 2008 on behalf of participants in our non-funded Supplemental Executive Retirement Plan. We also expect to contribute $32.0 million to our health and life insurance benefit plans on behalf of retirees during fiscal year 2008. For a further discussion of our pension and post-retirement benefit plans, refer to Note 12 of the Notes to Consolidated Financial Statements.

Financial Guarantees

WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At September 30, 2007, these guarantees totaled $316.6 million. Termination of these guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings also issued guarantees totaling $3.0 million at September 30, 2007 that were made on behalf of certain of our non-utility subsidiaries associated with their banking transactions. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.

Operating Issues Related To Cove Point Natural Gas Supply

In fiscal year 2005, Washington Gas began addressing a significant increase in the number of natural gas leaks on its distribution system in a portion of Prince George’s County, Maryland. Through independent research, Washington Gas concluded that the significant increase in the number of natural gas leaks in the affected area of Prince George’s County was due to the composition of the vaporized LNG received from the Cove Point LNG terminal. The imported Cove Point gas contains a lower concentration of heavy hydrocarbons (HHCs) than domestically produced natural gas, which caused the seals on certain mechanical couplings to shrink and those couplings to leak. Laboratory tests, however, have shown that the injection of HHCs into the type of gas coming from the Cove Point LNG terminal can be effective in re-swelling the seals in couplings which increases their sealing force and, thus, reduces the propensity for the couplings to leak.

To resolve the significant increase in leaks, Washington Gas replaced gas service lines and replaced or rehabilitated gas mains that contained the affected mechanical couplings in Prince George’s County (the rehabilitation project). This rehabilitation project has been nearly completed at an estimated total cost of $89 million. On November 16, 2007, the PSC of MD approved the recovery of these costs (refer to the section entitled “Rates and Regulatory Matters”).

Additionally, Washington Gas constructed a facility to inject HHCs into the gas stream at the gate station that exclusively receives gas from the Cove Point terminal and serves the affected area. This facility became operational in January 2006 at a cost of approximately $3.2 million. Since the HHC injection facility became operational, Washington Gas has been evaluating the effectiveness of this HHC injection process on the affected couplings under field conditions. Our evaluation of the role of these HHC injections as a preventative and remedial measure was filed in a report to the PSC of MD on June 29, 2007. Based on this evaluation, Washington Gas will continue its gas conditioning operations.

Cove Point Expansion Project

As further discussed below, on June 16, 2006, the FERC issued an order approving a request by Dominion to expand the capacity and output of its Cove Point LNG terminal by the end of 2008. This expansion is expected to result in a substantial increase of Cove Point gas introduced into the Washington Gas distribution system in areas that have distribution and service lines constructed of similar materials and in a similar manner to those in the affected area of Prince George’s County. Additionally, on December 22, 2006, Dominion placed certain incremental facilities at its Cove Point LNG terminal into service, resulting in the opportunity for increased year-round receipts of vaporized LNG from the Cove Point terminal. The Cove Point expansion project and the operation of these incremental facilities could increase the risk that other areas of the Washington Gas distribution system may be exposed to Cove Point gas that may be either minimally blended with domestically produced natural gas pipeline supply or completely unblended with any other gas, thereby potentially causing an increase in leaks on certain mechanical couplings in additional parts of the Washington Gas distribution system. To address this potential risk, at strategic pipeline gate stations Washington Gas has completed the construction of a second HHC injection facility at a cost of approximately $4 million which is expected to become operational in fiscal year 2008 and continues the planning necessary to construct a third HHC injection facility which is expected to become operational in fiscal year 2009. Washington Gas anticipates that the third gate station injection facilities will be operational prior to the Cove Point LNG expansion in 2008. The estimated cost of the third HHC injection facility will range from $3 million to $4 million. Washington Gas has been granted recovery for a portion of these costs in Virginia and Maryland.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Additionally, Washington Gas will ask for recovery of these costs in future applications with the District of Columbia. Washington Gas believes that the cost of these facilities should be includible in the rate base upon which Washington Gas is allowed to earn an allowed rate of return in all jurisdictions.

The estimated cost of these facilities does not include the cost of the HHCs injected into the gas stream at the gate stations. Through September 30, 2007, Washington Gas had incurred $5.5 million of HHC commodity purchase costs for HHCs injected into our system since February 2006. We have been granted cost recovery for the majority of these costs in Virginia and Maryland, and have requested cost recovery for both past and future HHC costs in the District of Columbia as we continue our efforts to recover all HHC costs (refer to the section entitled “Rates and Regulatory Matters”).

Washington Gas continues to gather and evaluate field and laboratory evidence to determine the extent to which the injection of HHCs into the gas distribution system where deliveries of Cove Point gas are received will be the only action we will need to take in preventing additional leaks or retarding the rate at which additional leaks may occur in the gas distribution system if additional volumes of vaporized LNG from the Cove Point terminal are introduced. Our construction of the third HHC injection facility may not be timely, permitted or feasible. If the injection of additional HHCs into the gas distribution system is not effective or only partially effective in preventing additional leaks on couplings and we are unable to determine a satisfactory alternative solution on a timely basis, then additional operating expenses and capital expenditures may be necessary to contend with the receipt of increased volumes of vaporized LNG from the Cove Point terminal into Washington Gas’s distribution system.

Notwithstanding Washington Gas’s current and potential future actions before its local regulatory commissions with respect to the recovery of costs related to the construction of the HHC injection facilities and the purchase of HHCs, Washington Gas is pursuing remedies to assure that its customers are only paying their appropriate share of the costs of the remediation to maintain the safety of the Washington Gas distribution system.

Request for FERC Action

In November 2005, Washington Gas requested the FERC to invoke its authority to require Dominion to demonstrate that the increased volumes of the Cove Point gas would flow safely and reliably through the Washington Gas distribution system. Washington Gas specifically requested that the proposed expansion of the Cove Point LNG terminal be denied until Dominion has shown that the Cove Point gas: (i) is of such quality that it is fully interchangeable with the domestically produced natural gas historically received by Washington Gas and (ii) will not cause harm to its customers or to the infrastructure of Washington Gas’s distribution system.

On June 16, 2006, the FERC issued an order authorizing Dominion’s request to expand the capacity and output of its Cove Point LNG terminal and, thereby, denying Washington Gas’s request to require Dominion to demonstrate the safety and reliability of the Cove Point gas flowing through the Washington Gas distribution system. Washington Gas, the PSC of MD, Keyspan Corporation, the Maryland Office of People’s Counsel (MD OPC) and other organizations have all filed Requests for Rehearing with the FERC to seek modification of the FERC’s June 16, 2006 order. These requests have been rejected by the FERC. On January 26, 2007, Washington Gas filed a notice of appeal with the United States Court of Appeals for the District of Columbia Circuit (the Court). Washington Gas requested the Court to reverse the June 16, 2006 FERC order that authorized the Cove Point expansion, as well as a January 4, 2007 FERC order that denied Washington Gas’s rehearing request. On October 5, 2007, Washington Gas filed its Initial Brief with the Court.

Washington Gas is committed to the use of natural gas from the Cove Point terminal to satisfy, in part, the natural gas demand of its customers. Washington Gas is willing to work with Dominion Cove Point LNG, the shippers who bring LNG into the Cove Point terminal and the interstate pipelines that deliver gas to Washington Gas in order to achieve and implement an appropriate solution to the issue of gas interchangeability affecting its system.

CREDIT RISK

Regulated Utility Segment

Certain suppliers that sell natural gas to Washington Gas have either relatively low credit ratings or are not rated by major credit rating agencies. In the event of a supplier’s failure to deliver contracted volumes of gas, Washington Gas may need to replace those volumes at prevailing market prices, which may be higher than the original transaction prices, and pass these costs through to its sales customers under the purchased gas cost adjustment mechanisms. Additionally, Washington Gas enters into contracts with third parties to buy and sell natural gas for the purpose of maximizing the value of its long-term capacity and storage assets, as well as for

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

hedging natural gas costs and interest costs. In the event of a default by these third parties, Washington Gas may be at risk for financial loss to the extent these costs are not passed through to its customers. To manage these various credit risks, Washington Gas has a credit policy in place that is designed to mitigate these credit risks through a requirement for credit enhancements including, but not limited to, letters of credit and parent guarantees. In accordance with this policy, Washington Gas has obtained credit enhancements from certain of its counterparties. Additionally, for certain counterparties or their guarantors that meet this policy’s creditworthiness criteria, Washington Gas grants limited amounts of unsecured credit and continuously monitors these unsecured amounts.

Washington Gas is also exposed to the risk of non-payment of utility bills by certain of its customers. To manage this customer credit risk, Washington Gas may require cash deposits from its high risk customers to cover payment of their bills until the requirements for the deposit refunds are met. There are no restrictions on Washington Gas’s use of these customer deposits. Washington Gas pays interest to its customers on these deposits in accordance with the requirements of its regulatory commissions.

Retail Energy-Marketing Segment

Certain suppliers that sell natural gas or electricity to WGEServices have either relatively low credit ratings or are not rated by major credit rating agencies. Depending on the ability of these suppliers to deliver natural gas or electricity under existing contracts, WGEServices could be financially exposed for the difference between the price at which WGEServices has contracted to buy these commodities and their replacement cost from another supplier. Additionally, WGEServices enters into contracts with third parties to hedge the costs of natural gas and electricity. Depending on the ability of the third parties to fulfill their commitments, WGEServices could be at risk for financial loss. WGEServices has an existing credit policy that is designed to mitigate credit risks through a requirement for credit enhancements including, but not limited to, letters of credit and parent guarantees. In accordance with this policy, WGEServices has obtained credit enhancements from certain of its counterparties. If certain counterparties or their guarantors meet the policy’s creditworthiness criteria, WGEServices grants limited amounts of unsecured credit to those counterparties and monitors these unsecured amounts.

WGEServices is also exposed to the risk of non-payment of invoiced sales by certain of its retail customers. WGEServices manages this risk by evaluating the credit quality of new customers as well as by monitoring collections from existing customers. To the extent necessary, WGEServices can obtain collateral from, or terminate service to, its customers. Due to the active management of WGEServices’ customer base, it has relatively low uncollectible expense and a change in the level of collections is not likely to have a material impact on our financial statements.

MARKET RISK

We are exposed to various forms of market risk including commodity price risk, weather risk and interest-rate risk. The following discussion describes these risks and our management of them.

Price Risk Related to the Regulated Utility Segment

Washington Gas faces price risk associated with the purchase of natural gas. Washington Gas recovers the cost of the natural gas to serve customers through gas cost recovery mechanisms as approved in jurisdictional tariffs; therefore a change in the price of natural gas generally has no direct effect on Washington Gas’s net income. However, Washington Gas is responsible for following competitive and reasonable practices in purchasing natural gas for its customers.

To manage price risk associated with its natural gas supply to its firm customers, Washington Gas: (i) actively manages its gas supply portfolio to balance sales and delivery obligations; (ii) injects natural gas into storage during the summer months when prices are generally lower, and withdraws that gas during the winter heating season when prices are generally higher and (iii)  enters into regulatory approved hedging contracts and other contracts that qualify as derivative instruments related to the sale and purchase of natural gas.

Washington Gas has specific regulatory approval in the District of Columbia, Maryland and Virginia to use forward contracts and option contracts to hedge against potential price volatility for a limited portion of its natural gas purchases for firm customers. Specifically, Washington Gas has approval to: (i) buy gas in advance using forward contracts, (ii) purchase options that lock in a price when Washington Gas is ready to buy gas and (iii)  use a combination of put and call options to limit price exposure within an acceptable range. Regulatory approval for Virginia is permanent. The regulatory approvals in the District of Columbia and Maryland are pursuant to pilot programs, and Washington Gas is seeking to continue these programs. Additionally, pursuant to a pilot

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

program, Washington Gas has specific regulatory approval in Maryland and Virginia to hedge the cost of natural gas purchased for storage using financial swaps.

Washington Gas also executes derivative transactions in the form of forwards, swaps and option contracts as part of an asset optimization program that is managed by its internal staff. Under this program, Washington Gas realizes value on a portion of its long-term natural gas transportation and storage capacity resources by purchasing and selling the natural gas commodity for delivery in future periods, when such use does not interfere with physical service to customers. Regulatory sharing mechanisms allow the profit from these transactions to be shared between Washington Gas’s customers and shareholders.

Price Risk Related to the Retail Energy-Marketing Segment

Our retail energy-marketing subsidiary, WGEServices, sells natural gas and electricity to retail customers at both fixed and indexed prices. We must manage daily and seasonal demand fluctuations for these products with our suppliers. The volume and price risks are evaluated, measured and managed separately for natural gas and electricity. This price risk exists to the extent WGEServices does not closely match the timing and volume of natural gas and electricity it purchases with the related fixed price or indexed sales commitments. WGEServices’ risk management policies and procedures are designed to minimize these risks.

Natural Gas.  WGEServices faces risk in that over 50 percent of its annual natural gas sales volumes are subject to some variations in customer demand associated with fluctuations in weather and customer conservation. Purchases of natural gas to fulfill retail sales commitments are generally made under fixed-volume contracts based on normal weather assumptions. If there is a significant deviation from normal weather that causes purchase commitments to differ significantly from sales levels, WGEServices may be required to purchase incremental natural gas or sell excess natural gas at prices that negatively impact gross margins. WGEServices manages this volumetric risk by using storage gas inventory and peaking services offered to marketers through regulated utilities that provide delivery service for WGEServices’ customers. WGEServices may also manage price risk through the use of derivative instruments, that include financial contracts and wholesale supply contracts that provide for volumetric variability. WGEServices also uses derivative instruments to mitigate the price risks associated with purchasing natural gas wholesale and reselling natural gas to retail customers at prices that are generally fixed.

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

WGEServices’ electric business is also exposed to fluctuations in weather. Its purchases are generally made under fixed-volume contracts that are based on certain weather assumptions. If there are significant deviations in weather from these assumptions, WGEServices may incur price and volume variances that could negatively impact its expected gross margins.

Value-at-Risk.  WGEServices measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95 percent confidence interval for a one-day holding period, WGEServices’ value-at-risk at September 30, 2007 was approximately $128,000 and $84,000, related to its natural gas and electric portfolios, respectively.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Consolidated Operations

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with our energy-related derivatives during fiscal year 2007 follows:

Changes in Fair Value of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2006	$(0.1)
Net fair value of contracts entered into during the period	(6.1)
Other changes in net fair value	(10.7)
Realized net settlement of derivatives	12.2

Net assets (liabilities) at September 30, 2007	$(4.7)

Roll Forward of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2006	$(0.1)
Recorded to income	4.8
Recorded to regulatory assets/liabilities	(21.6)
Net option premium payments	–
Realized net settlement of derivatives	12.2

Net assets (liabilities) at September 30, 2007	$(4.7)

The maturity dates of the fair value of our net assets (liabilities) associated with our energy- related derivatives at September 30, 2007, is summarized in the following table based on the approach used to determine fair value:

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,

(In millions)	Total	2008	2009	2010	2011	2012	Thereafter

Prices actively quoted	$2.8	$1.2	$0.5	$0.5	$0.2	$0.2	$0.2
Prices provided by other external sources	(1.4)	(1.0)	(0.4)	–	–	–	–
Prices based on models and other valuation methods	(6.1)	(6.0)	(0.5)	(0.9)	0.6	0.3	0.4

Total net assets (liabilities) associated with our energy-related derivatives	$(4.7)	$(5.8)	$(0.4)	$(0.4)	$0.8	$0.5	$0.6

Weather Risk

We are exposed to various forms of weather risk in both our regulated utility and unregulated business segments. For Washington Gas, a large portion of its revenues is volume driven and its current rates are based upon an assumption of normal weather. Without weather protection strategies, variations from normal weather will cause our earnings to increase or decrease, depending on the weather pattern. Washington Gas currently has a weather protection strategy that is designed to neutralize the estimated negative financial effects of warmer-than-normal weather on its net revenues, as discussed below.

The financial results of our non-regulated energy-marketing business, WGEServices, are also affected by variations from normal weather primarily in the winter relating to its natural gas sales, and throughout the fiscal year relating to its electricity sales. WGEServices manages these weather risks with, among other methods, weather derivatives.

Billing Adjustment Mechanisms.  Effective October 1, 2005, Washington Gas implemented a RNA billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. Periods of colder-than-normal

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

weather generally would cause Washington Gas to record a reduction to its revenues and establish a refund liability to customers, while the opposite would generally result during periods of warmer-than-normal weather.

On September 19, 2007, the SCC of VA issued a Final Order approving, among other things, the implementation of a Weather Normalization Adjustment (WNA) mechanism which is a billing adjustment mechanism that is designed to eliminate the effect of variations in weather from normal levels on utility net revenues. The WNA became effective October 1, 2007. Washington Gas also has a pending rate case application filed with the PSC of DC requesting, among other things, to implement an RNA billing mechanism. For a further discussion of these regulatory matters, refer to the section entitled “Rates and Regulatory Matters” included under Management’s Discussion for Washington Gas.

Weather Insurance.  Effective October 1, 2005, Washington Gas purchased a new weather insurance policy designed to mitigate the negative effects of warmer-than-normal weather in the District of Columbia. The policy has a three-year term that expires on September 30, 2008.

The policy was designed to cover Washington Gas’s estimated net revenue exposure in the District of Columbia to warmer-than-normal variations in HDDs, subject to a maximum annual payment to Washington Gas of $6.6 million (pre-tax) and cumulative maximum payments of $13.1 million (pre-tax) over the three-year policy period. As a result of the colder-than-normal weather during fiscal year 2007, the cumulative maximum three-year payment is $7.9 million (pre-tax). Pre-tax income is provided in the amount of $12,600 for each HDD warmer-than-normal during each fiscal year subject to the limitations previously described. Other than the cost of the insurance, Washington Gas pays nothing if weather is colder than normal. The policy’s pre-tax average annual expense is $1.9 million over its term. This pre-tax expense is amortized based on the pattern of normal HDDs over the three-year policy period. The policy also includes a premium refund provision that could result in the net expense being higher or lower than this amount in any one year of the policy after accounting for the cumulative effect of such provision. No portion of the cost or benefit of this policy is considered in the regulatory process.

Weather Derivatives.  For both the 2005-2006 and the 2006-2007 winter heating seasons, Washington Gas utilized a HDD derivative designed to fully neutralize the estimated effects of warmer-than-normal weather in Virginia during the covered period. With the approval of the WNA in Virginia, Washington Gas will no longer utilize Weather Derivatives to protect against weather risk in that jurisdiction.

WGEServices utilizes HDD derivatives for managing weather risks related to its natural gas sales. These derivatives cover a portion of WGEServices’ estimated net revenue exposure to variations in HDDs. In June 2007, WGEServices entered into a cooling degree day (CDD) derivative to manage extreme weather risks related to its electricity sales during the summer cooling season. This CDD derivative covered the period from July 2007 through September 2007.

Refer to Note 7 of the Notes to Consolidated Financial Statements for a further discussion of the accounting for these weather-related instruments.

Interest-Rate Risk

We are exposed to interest-rate risk associated with our debt financing costs. Management of this risk is discussed below.

Long-Term Debt.  At September 30, 2007, we had fixed-rate MTNs and other long-term debt aggregating $616.5 million in principal amount, excluding current maturities and unamortized discounts, and having a fair value of $623.8 million. Fair value is defined as the present value of the debt securities’ future cash flows discounted at interest rates that reflect market conditions as of September 30, 2007. While these are fixed-rate instruments and, therefore, do not expose us to the risk of earnings loss due to changes in market interest rates, they are subject to changes in fair value as market interest rates change. A total of $8.5 million, or approximately one percent, of Washington Gas’s outstanding MTNs, excluding current maturities, have unexpired put options. In addition, a total of $421.5 million, or approximately 69 percent, of Washington Gas’s outstanding MTNs, excluding current maturities, have make-whole call options, and no associated put options.

Using sensitivity analyses to measure this market risk exposure, we estimate that the fair value of our long-term debt would increase by approximately $28.2 million if interest rates were to decline by ten percent, or 57 basis points, from current market levels. We also estimate that the fair value of our long-term debt would decrease by approximately $25.9 million if interest rates were to increase by ten percent, or 57 basis points, from current market levels. In general, such an increase or decrease in fair value would impact earnings and cash flows only if Washington Gas were to reacquire all or a portion of these instruments in the open market prior to their maturity.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Derivative Instruments.  Washington Gas utilizes derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility. There was no activity associated with these types of derivatives in fiscal year 2007. The following discussion relates to activity that occurred in fiscal year 2006 associated with forward-starting swaps that were intended to mitigate a substantial portion of the risk of rising interest rates associated with anticipated future debt issuances.

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

Refer to the section entitled “Liquidity and Capital Resources—Long-Term Cash Requirements and Related Financing” for a further discussion of the debt transactions related to these derivatives. Also refer to Note 7 of the Notes to Consolidated Financial Statements for a further discussion of the accounting for these derivatives transactions.

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

RESULTS OF OPERATIONS

Summary Results

Washington Gas’s net income applicable to its common stock was $89.2 million, $84.5 million and $87.9 million for the fiscal years ended September 30, 2007, 2006 and 2005, respectively. Net income for fiscal year 2007, increased $4.7 million over fiscal year 2006 primarily reflecting increased utility net revenues (utility revenues less the associated cost of gas and applicable revenue taxes), partially offset by higher operating and maintenance expenses. Net income for fiscal year 2006, when compared to fiscal year 2005, primarily reflects higher depreciation and amortization expense, interest expense and income taxes.

Utility Net Revenues

We analyze Washington Gas’s financial performance based on its utility net revenues. As discussed below, Washington Gas includes the cost of the natural gas commodity and revenue taxes in its rates charged to customers. Both the cost of the natural gas commodity and revenue taxes is reflected in operating revenues. Accordingly, changes in the cost of natural gas and revenue taxes associated with sales made to customers have no direct effect on Washington Gas’s utility net revenues or net income. The following table presents utility net revenues for fiscal years ended September 30, 2007, 2006 and 2005.

Utility Net Revenues

	Years Ended September 30,

(In thousands)	2007	2006	2005

Operating revenues	$1,513,839	$1,637,491	$1,402,905
Less: Cost of gas	892,376	1,031,650	796,413
Revenue taxes	55,949	55,964	58,170

Utility net revenues	$565,514	$549,877	$548,322

Utility net revenues for Washington Gas were $565.5 million for fiscal year 2007, an increase of $15.6 million over utility net revenues of $549.9 million for fiscal year 2006. The increase in utility net revenues primarily reflects: (i) the addition of 14,285 active customers since the end of the year; (ii) a charge recorded in the second quarter of fiscal year 2006 of $4.6 million (pre-tax), related to a proposed regulatory order to disallow certain natural gas costs incurred by Washington Gas and billed to Maryland customers and (iii) new rates that went into effect in Virginia on February 13, 2007. These increases were partially offset by decreased earnings from recoverable carrying costs on storage gas inventories.

Additionally, the improvement in utility net revenues was driven by higher natural gas deliveries to firm customers due to colder weather in fiscal year 2007 when compared to the prior year. The financial effects of weather are neutralized in utility net revenues by the application of the RNA mechanism in Maryland. In the District of Columbia and Virginia, our weather protection strategies for the 2007 and 2006 winter-heating seasons were designed to allow us to retain the benefits of colder-than-normal weather, while neutralizing the effects of warmer-than-normal weather. The financial effects of our weather protection strategies in Virginia and the District of Columbia in fiscal year 2006 are reflected in “Operation and maintenance” expense as discussed below. Including the effects of our weather protection strategies during the fiscal year ended September 30, 2007, net income was enhanced by an estimated $3 million (after-tax) from the colder-than-normal weather. For the comparable fiscal year 2006, net revenues were enhanced in relation to normal weather by an estimated $2.5 million (after-tax), driven primarily from colder-than-normal weather experienced during the first quarter of fiscal year 2006.

Utility net revenues for Washington Gas were $549.9 million for fiscal year 2006 compared to $548.3 million for fiscal year 2005. This comparison primarily reflects: (i) the addition of 19,811 active customer meters since the end of the prior fiscal year; (ii) increased revenues from recoverable carrying costs on a higher average balance of storage gas inventory; (iii) favorable adjustments related to Washington Gas’ annual reconciliation of lost-and-unaccounted-for gas and (iv) favorable adjustments related to the recovery of natural gas costs. Substantially offsetting the improvements in utility net revenues was the effect of a decline in total

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

natural gas deliveries to firm customers due to factors such as customer conservation, as well as warmer weather in fiscal year 2006 when compared to fiscal year 2005. Utility net revenues for fiscal year 2006 were also affected by a charge of $4.6 million (pre-tax) recorded to “Utility cost of gas” related to a proposed regulatory order to disallow certain natural gas costs incurred by Washington Gas and billed to Maryland customers.

Gas Deliveries, Weather and Meter Statistics

	Years Ended September 30,

	2007	2006	2005

Gas Sales and Deliveries (thousands of therms)
Firm
Gas sold and delivered	852,663	807,591	847,838
Gas delivered for others	433,420	403,812	434,099

Total firm	1,286,083	1,211,403	1,281,937

Interruptible
Gas sold and delivered	5,275	6,185	7,809
Gas delivered for others	267,305	251,003	279,924

Total interruptible	272,580	257,188	287,733

Electric generation—delivered for others	111,950	108,315	73,874

Total deliveries	1,670,613	1,576,906	1,643,544

Degree Days
Actual	3,955	3,710	4,023
Normal	3,815	3,807	3,798
Percent colder (warmer) than normal	3.7%	(2.5)%	5.9%
Active customer meters (end of period)	1,046,201	1,031,916	1,012,105
New customer meters added	19,373	24,693	26,682

Gas Service to Firm Customers.  The level of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. Washington Gas’s rates are based on normal weather. The tariffs in the Maryland jurisdiction include the effects of the RNA mechanism that was implemented in Maryland on October 1, 2005 upon approval by the PSC of MD. On September 19, 2007, the SCC of VA issued a Final Order approving, among other things, the implementation of a WNA mechanism which is a billing adjustment mechanism that is designed to eliminate the effect of variations in weather from normal levels on utility net revenues. The WNA became effective October 1, 2007. Deliveries to Maryland and Virginia customers represent approximately 81 percent of all therms delivered by Washington Gas. Washington Gas also has a pending rate case application filed with the PSC of DC requesting, among other things, to implement an RNA billing mechanism (refer to the section entitled “Rates and Regulatory Matters”). Additionally, the combination of declining block rates in the Maryland and Virginia jurisdictions and the existence of a fixed demand charges in all jurisdictions to collect a portion of revenues reduce the effect that variations from normal weather have on utility net revenues.

During the fiscal year ended September 30, 2007, total gas deliveries to firm customers were 1.286 billion therms, an increase of 74.7 million therms, or 6.2 percent, in deliveries from fiscal year 2006. The increase in natural gas deliveries to firm customers reflects higher natural gas consumption by customers due to colder weather. In relation to normal weather patterns, weather for fiscal year 2007 was 3.7 percent colder than normal, as compared to 2.5 percent warmer than normal for fiscal year 2006.

During the fiscal year ended September 30, 2006, total gas deliveries to firm customers were 1.211 billion therms, a decrease of 70.5 million therms, or 5.5 percent, in deliveries from fiscal year 2005. The decline in natural gas deliveries to firm customers reflects lower natural gas consumption by customers due to customer conservation. The decline in natural gas deliveries also was attributable to warmer weather in fiscal year 2006 than in the prior fiscal year. In relation to normal weather patterns, weather for fiscal year 2006 was 2.5 percent warmer than normal, as compared to 5.9 percent colder than normal for fiscal year 2005.

Many customers choose to buy the natural gas commodity from unregulated third-party marketers, rather than purchase the natural gas commodity and delivery service from Washington Gas on a “bundled” basis. Natural gas delivered to firm customers but purchased from unregulated third-party marketers represented 33.7 percent of total firm therms delivered during fiscal year 2007,

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

compared to 33.3 percent and 33.9 percent delivered during fiscal years 2006 and 2005, respectively. On a per unit basis, Washington Gas earns the same net revenues from delivering gas for others as it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from Washington Gas. Therefore, Washington Gas does not experience any loss in utility net revenues when customers choose to purchase the natural gas commodity from an unregulated third-party marketer.

Gas Service to Interruptible Customers.  Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers increased by 15.4 million therms, or 6.0 percent, in fiscal year 2007 compared to fiscal year 2006 reflecting increased demand due to colder weather. Therm deliveries to these customers decreased by 30.5 million therms, or 10.6 percent, in fiscal year 2006 over fiscal year 2005, primarily due to customers’ use of alternative fuels as a result of higher natural gas prices.

The effect on net income of any changes in delivered volumes and prices to interruptible customers is limited by margin-sharing arrangements that are included in Washington Gas’s rate designs in the District of Columbia and, to a much smaller extent, in Virginia. In the District of Columbia, Washington Gas shares a majority of the margins earned on interruptible gas sales and deliveries with firm customers after a gross margin threshold is reached. A portion of the fixed costs for servicing interruptible customers is collected through the firm customers’ rate design. In the Virginia jurisdiction, rates for customers using interruptible delivery service are based on a traditional cost of service approach, and Washington Gas retains all revenues from interruptible delivery service. Rates for interruptible customers in Maryland are based on a traditional cost of service approach, and Washington Gas retains a defined amount above a pre-approved margin threshold level.

Gas Service for Electric Generation.  Washington Gas sells and/or delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During fiscal year 2007, deliveries to these customers increased 3.4 percent over fiscal year 2006, primarily reflecting the increased use by these customers of natural gas rather than alternative fuels. During fiscal year 2006, deliveries to these customers increased 46.6 percent over fiscal year 2005, reflecting an increased use by these customers of natural gas rather than alternative fuels. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

Cost of Gas

Washington Gas’s cost of natural gas includes both fixed and variable components. Washington Gas pays fixed costs or “demand charges” to pipeline companies for system capacity needed to transport and store natural gas. Washington Gas pays variable costs, or the cost of the natural gas commodity itself, to natural gas producers. Variations in the utility’s cost of gas expense result from changes in gas sales volumes, the price of the gas purchased and the level of gas costs collected through the operation of firm gas cost recovery mechanisms. Under these regulated recovery mechanisms, Washington Gas records cost of gas expense equal to the cost of gas recovered from customers and included in revenues. The difference between the firm gas costs paid and the gas costs recovered from customers is deferred on the balance sheet as an amount to be collected from or refunded to customers in future periods. Therefore, increases or decreases in the cost of gas associated with sales made to firm customers have no direct effect on Washington Gas’s utility net revenues and net income. Changes in the cost of gas can cause significant variations in Washington Gas’s cash provided by or used in operating activities. Washington Gas receives from or pays to its customers in the District of Columbia and Virginia, at short-term interest rates, carrying costs associated with under- or over-collected gas costs recovered from its customers.

The commodity costs of gas invoiced to Washington Gas (excluding the cost and related volumes applicable to sales made outside of the utility’s service territory, referred to as off-system sales) were $0.85, $1.10 and $0.72 per therm for fiscal years 2007, 2006 and 2005, respectively. The lower gas costs in fiscal year 2007 reflect decreased price volatility in the wholesale market. The higher gas cost in fiscal year 2006 reflects increased price volatility as a result of natural gas supply disruptions caused by hurricanes in the Gulf Coast region. Increased gas costs generally will result in higher short-term debt levels and greater short-term interest costs to finance higher accounts receivables and storage gas inventory balances, as well as result in higher uncollectible accounts expenses.

Revenue Taxes

Revenue taxes, comprised principally of gross receipts taxes, were relatively unchanged in fiscal year 2007 when compared to fiscal year 2006. Revenue taxes decreased $2.2 million in fiscal year 2006 when compared to the prior fiscal year. Changes in revenue taxes are impacted by changes in the volume of gas sold and delivered and the cost of the natural gas commodity. The decline in revenue taxes for fiscal year 2006 was attributable to a decline in volumes of gas sold and delivered and a change in the method of computation. In December 2005, the District of Columbia changed its method of tax computation from a percent of revenue

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

computation to a volume based computation. Washington Gas is allowed recovery of these amounts from its customers and, therefore, these increased fees do not affect total utility net revenues.

Utility Operating Expenses

Operation and Maintenance Expenses.  Operation and maintenance expenses increased $10.7 million, or 4.5 percent, from fiscal year 2006 to fiscal year 2007, and decreased $5.1 million, or 2.1 percent, from fiscal year 2005 to fiscal year 2006.

The following table summarizes the major factors that contributed to the changes in operation and maintenance expenses.

Composition of Operation and Maintenance Expense Changes

	Increase/(Decrease)

(In millions)	2007 vs 2006	2006 vs 2005

Weather insurance and derivative benefits—net	$8.3	$(8.9)
Labor and incentive plans	2.6	1.7
Employee severance	1.0	(0.1)
Employee benefits	5.2	(1.7)
Uncollectible accounts	(8.3)	1.6
Information technology costs	–	1.8
Public liability insurance	0.6	–
Other non-labor operating expenses	1.3	0.5

Total	$10.7	$(5.1)

In fiscal years 2006 and 2007, Washington Gas managed weather risk for the District of Columbia and Virginia with a weather insurance policy and weather derivative, respectively. Prior to fiscal year 2006, Washington Gas utilized a weather insurance policy, which expired on September 30, 2005, to manage weather risk for all three jurisdictions. Operation and maintenance expenses for fiscal year 2007 when compared to fiscal year 2006 reflect a reduced net benefit of $8.3 million (pre-tax) related to Washington Gas’s weather insurance and derivative products in the District of Columbia and Virginia, respectively. Operation and maintenance expenses for fiscal year 2006, reflect a benefit of $4.7 million (pre-tax) from the proceeds of the new weather insurance and derivative products, net of premium costs, as compared to fiscal year 2005 which reflect a premium cost of $4.2 million (pre-tax) associated with the expired insurance policy.

Expenses related to labor and incentive plans increased $2.6 million in fiscal year 2007 and $1.7 million in fiscal year 2006. The increase in this expense for fiscal year 2007 relative to 2006 was due primarily to increased incentive costs related to improved performance. The increase in this expense for fiscal year 2006 relative to 2005 was due primarily to increased costs associated with equity-based compensation awards that were recorded pursuant to a new accounting standard that became effective on October 1, 2005.

The $5.2 million increase in employee benefits expenses in fiscal year 2007 over fiscal year 2006 primarily reflects higher post-retirement benefit costs due to the effect of using updated mortality assumptions commencing in fiscal year 2007. The $1.7 million decrease in employee benefits expenses in fiscal year 2006 when compared to 2005 was largely related to lower post-retirement benefit costs.

The $8.3 million decrease in the provision for uncollectible accounts in fiscal year 2007 when compared to 2006 was primarily attributable to lower gas costs. The $1.6 million increase in the provision for uncollectible accounts for fiscal year 2006 when compared to 2005 was primarily attributable to increased revenues associated with higher natural gas prices.

Depreciation and Amortization.  Depreciation and amortization expense was $88.9 million for fiscal year 2007, a decrease of $3.1 million, or 3.3 percent, when compared to fiscal year 2006. The lower expense was attributable to a reduction in Washington Gas’s depreciation rates on fixed assets related to the Virginia jurisdiction, partially offset by the effect of increased investment in depreciable property, plant and equipment. The reduction in Washington Gas’s depreciation rates was approved by the VA Staff during the first quarter of fiscal year 2007. In accordance with Virginia regulatory policy, we implemented the new depreciation rates retroactive to January 1, 2006, which coincides with the date of the approved depreciation study. Accordingly, our depreciation and amortization expense for the current fiscal year included a benefit totaling $9.3 million, of which $3.9 million was applicable to the period from January 1, 2006 through September 30, 2006 and $5.4 million was related to the current fiscal year. Of this $5.4 million

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

current period benefit, approximately $2.0 million was recorded prior to the implementation of new rates in Virginia. When new rates were put into effect in Virginia, both annual revenues and annual depreciation expense were reduced by equivalent amounts; therefore, subsequent to February 13, 2007, there is no impact on annual operating income for this reduction.

Depreciation and amortization expense for fiscal year 2006 was $92.0 million, an increase of $2.8 million, or 3.2 percent, over fiscal year 2005. The year-over-year increase is attributable, in part, to a reversal in fiscal year 2005 of $1.0 million of depreciation expense that was previously recorded in fiscal year 2004 related to the performance of an earnings test required by a December 18, 2003 Final Order of the SCC of VA. Washington Gas’s composite depreciation and amortization rate was 3.18, 3.44 percent and 3.48 percent for fiscal years 2007, 2006 and 2005, respectively.

General Taxes and Other Assessments.  General taxes and other assessments was relatively unchanged in fiscal year 2007 compared to 2006, and decreased by $1.8 million in fiscal year 2006 compared to 2005. General taxes and other assessments, as reported on Washington Gas’s Statements of Income, include revenue taxes which were relatively unchanged in fiscal year 2007 when compared to fiscal year 2006, and decreased $2.2 million in fiscal year 2006 when compared to fiscal year 2005. The fiscal year 2006 decrease was primarily attributable to the increased general taxes and other assessments in fiscal year 2005 for the newly assessed Virginia sales and use tax, as well as increased real and personal property taxes in Maryland and other miscellaneous items.

Interest Expense

The explanations for changes in Washington Gas’s interest expense are substantially the same as the explanations included in the Management’s Discussion of WGL Holdings. Those explanations are incorporated by reference into this discussion.

Income Taxes

Income taxes increased $2.6 million in fiscal year 2007 over fiscal year 2006 primarily due a higher pre-tax income. Income taxes increased $4.5 million in fiscal year 2006 over fiscal year 2005 primarily due to a combination of higher pre-tax income, coupled with a favorable tax adjustment of $2.5 million that benefited the prior fiscal year and thereby resulted in a comparably higher effective tax rate for fiscal year 2006.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources for Washington Gas are substantially the same as the liquidity and capital resources discussion included in the Management’s Discussion of WGL Holdings (except for certain items and transactions that pertain to WGL Holdings and its unregulated subsidiaries). Those explanations are incorporated by reference into this discussion.

RATES AND REGULATORY MATTERS

Washington Gas determines its request to modify existing rates based on the level of net investment in plant and equipment, operating expenses and the need to earn a just and reasonable return on invested capital.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The following table summarizes major rate applications and results.

Summary of Major Rate Increase Applications and Results

			Test Year
	Application	Effective	12 Months	Increase in Annual				Allowed
Jurisdiction	Filed	Date	Ended	Revenues (Millions)				Rate of Return

				Requested		Granted		Overall	Equity

District of Columbia(a)	02/07/03	11/24/03	09/30/02	$18.8	9.7%	$5.4	2.8%	8.42%	10.60%
District of Columbia	06/19/01	04/09/03	12/31/00	16.3	6.8%	(5.4)	(2.2)%	8.83%	10.60%
District of Columbia(b)	01/14/94	08/01/94	09/30/93	17.3	9.0%	6.4	3.4%	–	–

Maryland	04/20/07	11/27/07	12/31/06	33.8	5.8%	20.6	3.6%	8.20%	10.00%
Maryland	03/31/03	11/06/03	12/31/02	27.2	6.8%	2.9	0.7%	8.61%	10.75%
Maryland(b)	03/28/02	09/30/02	12/31/01	31.4	9.3%	9.3	2.8%	–	–

Virginia(c)	09/15/06	02/13/07	12/31/05	17.2	2.7%	3.9	0.6%	8.41%	10.00%
Virginia(d)	01/27/04	10/04/04	06/30/03	19.6	4.7%	–	–	8.44%	10.50%
Virginia(e)	06/14/02	11/12/02	12/31/01	23.8	6.6%	9.9	2.7%	8.44%	10.50%

(a)	The revenue increase includes a reduction for the effect of a $6.5 million lower level of pension and other post-retirement benefit costs that had been previously deferred on the balance sheet of Washington Gas as a regulatory liability. This deferral mechanism ensures that the variation in these annual costs, when compared to the levels collected from customers, does not affect net income. Additionally, the $5.4 million annual revenue increase includes an $800,000 per year increase in certain expenses that are also subject to the regulatory deferral mechanism treatment. Accordingly, the total annual effect of the Final Order on Washington Gas’s pre-tax income results in an annual increase of $11.1 million.
(b)	Application was settled without stipulating the return on common equity.
(c)	New depreciation rates effective January 1, 2006. New base rates went into effect subject to refund on February 13, 2007. Stipulation agreement settling the case was approved September 19, 2007. The approved Stipulation includes, among other rate design mechanisms, a Performance-Based Rate (PBR) plan which includes: (i) a four-year delivery service base rate freeze; (ii) an earnings sharing mechanism that enables Washington Gas to share with shareholders and Virginia customers the earnings that exceed a target of 10.5 percent return on equity and (iii) recovery of initial implementation costs associated with achieving Washington Gas’s business processing outsourcing initiatives.
(d)	Rates went into effect, subject to refund, on February 26, 2004 under an expedited rate application. As the result of the approval of a Stipulation that resolved all issues related to this expedited rate case, Washington Gas adjusted its billing rates commencing October 4, 2004 to reflect the level of annual revenues as determined in the previous Final Order issued on December 18, 2003 and noted in (e) below.
(e)	New depreciation rates effective January 1, 2002. New base rates went into effect subject to refund on November 12, 2002. Final Order released on December 18, 2003.

The following is a discussion of significant current regulatory matters in each of Washington Gas’s jurisdictions.

District of Columbia Jurisdiction

Recovery of HHC Costs.  On May 1, 2006, Washington Gas filed two tariff applications with the PSC of DC requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the utility to recover from its delivery service customers the costs of HHCs that are injected into Washington Gas’s natural gas distribution system. Washington Gas has been recovering the costs of HHCs from sales customers in the District of Columbia through its PGC provision in this jurisdiction. On October 2, 2006, the PSC of DC issued an order rejecting Washington Gas’s proposed tariff revisions until the PSC of MD issues a final order related to this matter (refer to “Maryland Jurisdiction” below). On October 12, 2006, Washington Gas filed a Motion for Clarification requesting that the PSC of DC affirm that Washington Gas can continue collecting HHC costs from sales customers through its PGC provision or to record such HHC costs incurred as a regulatory asset pending a ruling by the PSC of DC on future cost recovery. On May 11, 2007, the PSC of DC directed Washington Gas to cease prospective recovery of the cost of HHCs through the PGC provision, with future HHC costs to be recorded as a “pending” regulatory asset. On November 16, 2007, the PSC of MD issued a Final Order in the relevant case supporting full recovery of the HHC costs in Maryland which removes the precedent condition set by the PSC of DC to consider this issue.

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

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Washington Gas also requests approval of various billing, rate design and other proposals, including: (i) the implementation of a RNA billing mechanism; (ii) the implementation of a PBR plan; (iii) the implementation of a Gas Administrative Charge (GAC) and (iv) the implementation of lower depreciation rates.

Washington Gas proposes to implement a tariff provision for an RNA billing adjustment mechanism in the District of Columbia similar to the RNA mechanism implemented in Maryland. For a further description of the Maryland RNA, refer to the section entitled “Weather Risk” in Management’s Discussion.

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

Additionally, Washington Gas requested recovery of the cost allocable to customers in the District of Columbia for Washington Gas’s investment in three HHC injection facilities (refer to the section entitled “Operating Issues Related To Cove Point Natural Gas Supply” for a further discussion of these expenditures). Washington Gas requested recovery of these costs incurred up to the date the new rates are effective; however, the PSC of DC has required Washington Gas to remove the investment in these facilities from this rate case. We believe these expenditures will be recoverable in a future proceeding.

On June 12, 2007, interveners filed direct testimony and exhibits in this rate case proceeding. Washington Gas filed rebuttal testimony on July 3, 2007. On July 23, 2007, the PSC of DC issued an Order related to discovery issues in the proceeding. On July 24, 2007, Washington Gas filed an Application for Reconsideration of the Order; however, on September 28, 2007, the PSC of DC denied this application. A new procedural schedule has been established with hearings scheduled for December 12-14, 2007.

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

Recovery of HHC Costs.  In March 2006, Washington Gas began recovering the costs of HHCs that are being injected into its natural gas distribution system from Maryland sales customers through its PGC provision in Maryland. On April 28, 2006, Washington Gas filed an application with the PSC of MD requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the utility to recover the cost of HHCs from its delivery service customers, as well as from its sales customers. On June 27, 2006, the PSC of MD issued an order that rejected

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Washington Gas’s proposed tariff revisions until an evidentiary hearing was held to further consider matters relating to the efficacy of the HHC injections in addressing existing leaks or in preventing additional leaks on Washington Gas’s distribution system (refer to the section entitled “Cove Point Natural Gas Supply”). In addition to ordering an evidentiary hearing, the PSC of MD directed Washington Gas to cease recovering HHC costs being recovered through the PGC provision and to record costs that will be incurred in the future in a “pending” regulatory asset account for future regulatory disposition following the conclusion of the evidentiary hearing which was held on February 6, 2007.

On April 2, 2007, a Hearing Examiner of the PSC of MD issued a Proposed Order granting Washington Gas full recovery of the cost of HHC injections related to Maryland sales and delivery service customers. Additionally, the Proposed Order allowed for full recovery of costs that were included in the “pending” regulatory asset account. In the Proposed Order, the Hearing Examiner concluded that based on available evidence, the injection of HHCs was a reasonable measure for which Washington Gas should be compensated. On November 16, 2007, the PSC of MD issued a Final Order affirming and adopting this Proposed Order.

Final Order on Application for Rate Increase.  On April 20, 2007, Washington Gas filed an application with the PSC of MD requesting to increase its annual delivery service revenues in Maryland by $33.8 million. Among other things, the application requested an overall rate of return of 8.88 percent and a return on common equity of 11.00 percent. This compares to the overall rate of return of 8.61 percent and return on common equity of 10.75 percent as authorized by the PSC of MD in its Final Order issued to Washington Gas on October 31, 2003. The filing proposed an equity ratio of 56.02 percent for the capital structure associated with Washington Gas’s Maryland operations. The level of revenues requested also included a $3.2 million reduction resulting from proposed new depreciation rates (refer to the section entitled “Depreciation Study” ).

On November 16, 2007, the PSC of MD issued a Final Order in this case, which affirmed a Proposed Order from the Chief Hearing Examiner of the PSC of MD. The Final Order authorizes an annual revenue increase of $20.6 million, based on a rate of return on common equity of 10.0 percent, an overall rate of return of 8.2 percent and an equity ratio of 53.02 percent for the capital structure associated with Washington Gas’s Maryland operations. Additionally, the Final Order:

(i)	approves, for expenditures made through June 30, 2007, the recovery of Washington Gas’s investment in replacement plant associated with the rehabilitation project in Prince George’s County, Maryland and the recovery of the cost allocable to Maryland customers for Washington Gas’s investment in the two constructed HHC injection facilities;

(ii)	establishes a separate phase-two proceeding regarding issues related to Washington Gas’s request to implement a PBR plan and consideration of the costs associated with its business process outsourcing agreement and

(iii)	excludes the effect of any change in depreciation expense at this time. Washington Gas’s initial rate case application reflected a decrease of $3.2 million in depreciation expense for depreciation rates that are being considered in a separate proceeding. When new depreciation rates are finalized in that proceeding, Washington Gas expects to implement revised billing rates to reflect the resulting depreciation expense.

Virginia Jurisdiction

Annual Earnings Test.  In connection with a December 18, 2003 Final Order, the SCC of VA ordered Washington Gas to reduce its rate base related to net utility plant by $28 million, which was net of accumulated deferred income taxes of $14 million, and to establish an equivalent regulatory asset for regulatory accounting purposes only. This regulatory asset, which was presented within “Accumulated depreciation and amortization” on the balance sheets, represented the difference between the accumulated reserve for depreciation recorded on the books of Washington Gas and a theoretical reserve that was derived by the VA Staff as part of its review of Washington Gas’s depreciation rates, and was being amortized as a component of depreciation expense over 32 years pursuant to the Final Order. The SCC of VA further ordered that an annual “earnings test” be performed to determine if Washington Gas had earned in excess of its allowed rate of return on common equity for its Virginia operations. In connection with a depreciation study filed by Washington Gas with the SCC of VA, the VA Staff concluded on December 27, 2006 that it was no longer necessary for Washington Gas to recognize this regulatory asset or perform annual earnings test calculations (refer to “Depreciation Study” below for a further discussion of this matter).

Final Order on Application for Rate Increase.  On September 15, 2006, Washington Gas filed an application with the SCC of VA to increase its annual delivery service revenues in Virginia by approximately $23.0 million, subsequently revised to $17.2 million on November 8, 2006, due to a reduction in depreciation rates as further discussed in the section below entitled “Depreciation Study.” Among other things, the application requested an overall rate of return of 9.12 percent and a return on common

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

equity of 11.25 percent. This compares to the previous overall rate of return of 8.44 percent and return on common equity of 10.50 percent as authorized by the SCC of VA in its Final Order dated December 18, 2003.

On September 19, 2007, the SCC of VA issued a Final Order approving an unopposed Stipulation related to this rate case. The Stipulation, filed on July 30, 2007, was signed by Washington Gas, the VA Staff, and one other participant in the proceeding. The Final Order approves an annual rate increase of $3.9 million and allows for a rate of return on common equity of 10.0 percent and an overall rate of return of 8.41 percent. The Final Order approves various billing, rate design and other proposals requested by Washington Gas in the rate case application, including:

(i)	beginning October 1, 2007, the implementation of a Weather Normalization Adjustment mechanism, a billing adjustment mechanism that is designed to minimize the effect of variations from normal weather on utility net revenues. The Final Order leaves in place the declining-block rate structure which has the effect of mitigating the volatility in Washington Gas’s revenues associated with changes in customer consumption for either weather or customer usage;

(ii)	effective October 1, 2007, the implementation of a PBR plan, which includes:

•	a four-year delivery service base rate freeze,

•	service quality measures to be determined in conjunction with the VA Staff and reported quarterly for maintaining a safe and reliable natural gas distribution system while striving to control operating costs,

•	an earnings sharing mechanism that enables Washington Gas to share with shareholders and Virginia customers the earnings that exceed a target of 10.5 percent return on equity and

•	recovery of initial costs associated with achieving Washington Gas’s Business Process Outsourcing initiatives over the four-year period of the PBR plan;

(iii)	the recovery of the costs of HHCs as a gas cost from both sales and delivery service customers. The PGC provision for sales customers and the Balancing Charge for delivery service customers provide for the full recovery of the heating value equivalent of HHCs that have been injected into Washington Gas’s natural gas distribution system since February 2006;

(iv)	the implementation of a GAC, which removes the cost of uncollectible accounts expense related to gas costs from base rates and instead, permits Washington Gas to collect the uncollectible account expense related to sales customers through its PGC provision;

(v)	the implementation of a new mechanism, effective October 1, 2007, for sharing asset management revenues between customers and shareholders based on the Virginia portion of revenues in excess of $6.0 million annually and

(vi)	the implementation of a four-year capital replacement project to address mechanical couplings in Virginia.

On February 13, 2007, under the regulations of the SCC of VA, Washington Gas implemented the proposed general increase in rates, subject to refund. Pursuant to the Final Order, refunds with interest will be made to customers by December 18, 2007. Washington Gas has been recording a reserve to reflect this estimated refund liability, beginning February 13, 2007; therefore, earnings will not be materially affected when the refund is made.

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

On April 13, 2007, Washington Gas filed the portion of the depreciation study related to the Maryland jurisdiction. The impact of the newly proposed depreciation rates was reflected in Washington Gas’s cost of service study that was included as part of the

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (concluded)

April 20, 2007 rate application. This depreciation issue has been moved to a phase-two proceeding and the depreciation issues were not addressed in the order issued on November 16, 2007 by the PSC of MD related to the April 20, 2007 application.

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

In connection with Washington Gas’s September 15, 2006 rate application filed with the SCC of VA, on November 8, 2006, Washington Gas included that portion of the depreciation study related to the Virginia jurisdiction. To reflect the results of the depreciation study, Washington Gas reduced the requested $23.0 million rate increase to $17.2 million. In December 2006, the Staff of the SCC of VA approved the reduction in Washington Gas’s depreciation rates. In accordance with Virginia regulatory policy, Washington Gas implemented the new depreciation rates retroactive to January 1, 2006, which coincides with the measurement date of the approved depreciation study. Accordingly, our depreciation and amortization expense for the current fiscal year included a benefit totaling $9.3 million (pre-tax), of which $3.9 million (pre-tax) was applicable to the period from January 1, 2006 through September 30, 2006 and $5.4 million (pre-tax) was related to fiscal year 2007. Of this $5.4 million current period benefit, approximately $2.0 million was recorded prior to the implementation of new rates in Virginia. When new rates were put into effect in Virginia, both annual revenues and annual depreciation expense were reduced by equivalent amounts; therefore, subsequent to February 13, 2007, there will be no further impact on annual operating income for this reduction.

WGL Holdings, Inc.
Washington Gas Light Company
Part II

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following issues related to our market risks are included under Item 7 of this report and are incorporated by reference into this discussion.

•	Price Risk Related to the Regulated Utility Segment

•	Price Risk Related to the Retail Energy-Marketing Segment

•	Weather Risk

•	Interest-Rate Risk

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WGL Holdings, Inc.
Consolidated Statements of Income
Part II
Item 8. Financial Statements and Supplementary Data

	Years Ended September 30,

(In thousands, except per share data)	2007	2006	2005

OPERATING REVENUES
Utility	$1,497,274	$1,622,510	$1,379,390
Non-utility	1,148,734	1,015,373	783,953

Total Operating Revenues	2,646,008	2,637,883	2,163,343

OPERATING EXPENSES
Utility cost of gas	875,811	1,016,669	772,898
Non-utility cost of energy-related sales	1,079,378	971,560	713,522
Operation and maintenance	275,344	258,022	262,575
Depreciation and amortization	90,605	93,055	90,135
General taxes and other assessments	100,023	96,187	113,048

Total Operating Expenses	2,421,161	2,435,493	1,952,178

OPERATING INCOME	224,847	202,390	211,165
Other Income (Expenses)—Net	3,378	3,241	2,291
Interest Expense
Interest on long-term debt	40,047	40,634	41,049
Other—net	8,821	7,670	2,254

Total Interest Expense	48,868	48,304	43,303
Dividends on Washington Gas preferred stock	1,320	1,320	1,320

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	178,037	156,007	168,833
INCOME TAX EXPENSE	70,137	61,313	62,761

INCOME FROM CONTINUING OPERATIONS	107,900	94,694	106,072
Loss from discontinued operations, net of income tax benefit	–	(7,116)	(2,579)

NET INCOME APPLICABLE TO COMMON STOCK	$107,900	$87,578	$103,493

AVERAGE COMMON SHARES OUTSTANDING
Basic	49,172	48,773	48,688
Diluted	49,377	48,905	49,008

EARNINGS PER AVERAGE COMMON SHARE
Basic
Income from continuing operations	$2.19	$1.94	$2.18
Loss from discontinued operations	–	(0.14)	(0.05)

Basic earnings per average common share	$2.19	$1.80	$2.13

Diluted
Income from continuing operations	$2.19	$1.94	$2.16
Loss from discontinued operations	–	(0.15)	(0.05)

Diluted earnings per average common share	$2.19	$1.79	$2.11

DIVIDENDS DECLARED PER COMMON SHARE	$1.3650	$1.3450	$1.3225

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Balance Sheets
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands)	2007	2006

ASSETS
Property, Plant and Equipment
At original cost	$3,072,935	$2,949,951
Accumulated depreciation and amortization	(922,494)	(882,056)

Net property, plant and equipment	2,150,441	2,067,895

Current Assets
Cash and cash equivalents	4,870	4,350
Receivables
Accounts receivable	147,595	154,243
Gas costs and other regulatory assets	13,460	14,609
Unbilled revenues	45,454	46,557
Allowance for doubtful accounts	(14,488)	(17,676)

Net receivables	192,021	197,733

Materials and supplies—principally at average cost	18,823	18,302
Storage gas—at cost (first-in, first-out)	294,889	296,061
Deferred income taxes	12,186	11,360
Other prepayments	29,924	12,208
Other	21,012	22,008

Total current assets	573,725	562,022

Deferred Charges and Other Assets
Regulatory assets
Gas costs	26,241	11,950
Pension and other post-retirement benefits	141,163	11,972
Other	52,613	53,358
Prepaid qualified pension benefits	90,025	76,245
Other	12,153	7,964

Total deferred charges and other assets	322,195	161,489

Total Assets	$3,046,361	$2,791,406

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$980,767	$921,807
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	616,419	576,139

Total capitalization	1,625,359	1,526,119

Current Liabilities
Current maturities of long-term debt	21,094	60,994
Notes payable	184,247	177,376
Accounts payable and other accrued liabilities	216,861	201,401
Wages payable	13,477	13,761
Accrued interest	4,216	3,298
Dividends declared	17,221	16,826
Customer deposits and advance payments	49,246	49,595
Gas costs and other regulatory liabilities	18,190	14,212
Accrued taxes	9,354	8,963
Other	23,150	14,416

Total current liabilities	557,056	560,842

Deferred Credits
Unamortized investment tax credits	12,255	13,151
Deferred income taxes	264,400	295,718
Accrued pensions and benefits	199,832	44,173
Asset retirement obligations	29,279	27,362
Regulatory liabilities
Accrued asset removal costs	285,156	268,922
Pension and other post-retirement benefits	19,005	–
Other	16,880	17,235
Other	37,139	37,884

Total deferred credits	863,946	704,445

Commitments and Contingencies (Note 15)

Total Capitalization and Liabilities	$3,046,361	$2,791,406

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2007	2006	2005

OPERATING ACTIVITIES
Net income applicable to common stock	$107,900	$87,578	$103,493
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Loss from discontinued operations, net of income tax benefit	–	7,116	2,579
Depreciation and amortization	90,605	93,055	90,135
Amortization of:
Other regulatory assets and liabilities—net	1,613	2,583	2,840
Debt related costs	1,038	1,205	1,479
Deferred income taxes—net	6,866	9,667	7,674
Accrued/deferred pension cost	1,517	(1,501)	(4,988)
Impairment of commercial HVAC goodwill	–	–	912
Stock-based compensation expense	5,370	4,641	3,648
Other non-cash charges (credits)—net	(1,766)	(1,538)	(1,396)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	4,563	(47,598)	16,389
Gas costs and other regulatory assets/liabilities—net	5,127	(4,789)	676
Storage gas	1,172	(43,136)	(35,295)
Other prepayments	(12,506)	(1,531)	1,243
Accounts payable and other accrued liabilities	18,862	(3,188)	27,308
Wages payable	(284)	386	(3,438)
Customer deposits and advance payments	(349)	(2,578)	37,723
Accrued taxes	391	(4,725)	(2,939)
Accrued interest	918	379	138
Other current assets	475	3,993	(25,679)
Other current liabilities	8,734	11,094	(6,035)
Deferred gas costs—net	(14,291)	(23,550)	27,698
Deferred assets—other	(8,175)	(732)	(24,298)
Deferred liabilities—other	(4,535)	(574)	13,634
Other—net	53	550	2,092

Net Cash Provided by Operating Activities of Continuing Operations	213,298	86,807	235,593
Net Cash Used in Operating Activities of Discontinued Operations	–	(1,100)	(3,095)

Net Cash Provided by Operating Activities	213,298	85,707	232,498

FINANCING ACTIVITIES
Common stock issued	11,659	2,851	567
Long-term debt issued	1,446	77,692	60,593
Long-term debt retired	(1,009)	(75,136)	(60,665)
Debt issuance costs	(16)	(796)	(453)
Notes payable issued (retired)—net	6,871	136,500	(54,758)
Dividends on common stock	(66,818)	(65,338)	(64,024)
Other financing activities—net	681	(757)	(429)

Net Cash Provided by (Used in) Financing Activities of Continuing Operations	(47,186)	75,016	(119,169)
Net Cash Used in Activities of Discontinued Operations	–	–	(37)

Net Cash Provided by (Used in) Financing Activities	(47,186)	75,016	(119,206)

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(164,531)	(159,757)	(112,768)
Other investing activities—net	(1,061)	(2,179)	(2,025)

Net Cash Used in Investing Activities of Continuing Operations	(165,592)	(161,936)	(114,793)
Net Cash Provided by (Used in) Investing Activities of Discontinued Operations	–	721	(244)

Net Cash Used in Investing Activities	(165,592)	(161,215)	(115,037)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	520	(492)	(1,745)
Cash and Cash Equivalents at Beginning of Year	4,350	4,842	6,587

Cash and Cash Equivalents at End of Year	$4,870	$4,350	$4,842

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$69,976	$58,848	$57,322
Interest paid	$47,541	$47,215	$42,031
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	–	$2,692	$16,447
Capital Expenditures included in accounts payable and other accrued liabilities	$(1,069)	$(1,243)	$5,551
Note used to finance capital expenditures	–	$2,982	–

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Capitalization
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands, except shares)	2007		2006

Common Shareholders’ Equity
Common stock, no par value, 120,000,000 shares authorized, 49,316,211 and 48,878,499 shares issued, respectively	$490,257		$477,671
Paid-in capital	12,428		8,178
Retained Earnings	481,274		440,587
Accumulated other comprehensive loss, net of taxes	(3,192)		(4,629)

Total Common Shareholders’ Equity	980,767	60.4%	921,807	60.4%

Preferred Stock
WGL Holdings, Inc., without par value, 3,000,000 shares authorized, none issued	–		–
Washington Gas Light Company, without par value, 1,500,000 shares authorized—issued and outstanding:
$4.80 series, 150,000 shares	15,000		15,000
$4.25 series, 70,600 shares	7,173		7,173
$5.00 series, 60,000 shares	6,000		6,000

Total Preferred Stock	28,173	1.7%	28,173	1.8%

Long-Term Debt
Washington Gas Light Company Unsecured Medium-Term Notes
Due fiscal year 2008, 6.51% to 6.61%	20,100		20,100
Due fiscal year 2009, 5.49% to 6.92%	75,000		75,000
Due fiscal year 2010, 7.50% to 7.70%	24,000		24,000
Due fiscal year 2011, 6.64%	30,000		30,000
Due fiscal year 2012, 5.90% to 6.05%	77,000		77,000
Due fiscal year 2014, 4.88% to 5.17%	67,000		67,000
Due fiscal year 2015, 4.83%	20,000		20,000
Due fiscal year 2016, 5.17%	25,000		25,000
Due fiscal year 2023, 6.65%	20,000		20,000
Due fiscal year 2025, 5.44%	40,500		40,500
Due fiscal year 2027, 6.40% to 6.82%	125,000		125,000
Due fiscal year 2028, 6.57% to 6.85%	52,000		52,000
Due fiscal year 2030, 7.50%	8,500		8,500
Due fiscal year 2036, 5.70% to 5.78%	50,000		50,000

Total Unsecured Medium Term-Term Notes	634,100		634,100
Other long-term debt	3,509		3,235
Unamortized discount	(96)		(202)
Less—current maturities	21,094		60,994

Total Long-Term Debt	616,419	37.9%	576,139	37.8%

Total Capitalization	$1,625,359	100.0%	$1,526,119	100.0%

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Common Shareholders’ Equity
Part II
Item 8. Financial Statements and Supplementary Data (continued)

						Accumulated
						Other
						Comprehensive
	Common Stock Issued		Paid-In	Retained	Deferred	Loss, Net of
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Compensation	Taxes	Total

Balance at September 30, 2004	48,652,507	$471,547	$3,789	$379,562	$(5)	$(1,469)	$853,424
Net income	–	–	–	103,493	–	–	103,493
Minimum pension liability adjustment	–	–	–	–	–	(2,304)	(2,304)

Comprehensive income							101,189
Stock-based compensation	51,833	1,427	2,353	–	5	–	3,785
Dividends declared on common stock ($1.3225 per share)	–	–	–	(64,406)	–	–	(64,406)

Balance at September 30, 2005	48,704,340	472,974	6,142	418,649	–	(3,773)	893,992
Net income	–	–	–	87,578	–	–	87,578
Minimum pension liability adjustment	–	–	–	–	–	(856)	(856)

Comprehensive income							86,722
Stock-based compensation	174,159	4,697	2,036	–	–	–	6,733
Dividends declared on common stock ($1.3450 per share)	–	–	–	(65,640)	–	–	(65,640)

Balance at September 30, 2006	48,878,499	477,671	8,178	440,587	–	(4,629)	921,807
Net income	–	–	–	107,900	–	–	107,900
Minimum pension liability adjustment	–	–	–	–	–	1,230	1,230

Comprehensive income							109,130
Impact of initially applying SFAS No. 158	–	–	–	–	–	207	207
Stock-based compensation	437,712	12,586	4,250	–	–	–	16,836
Dividends declared on common stock ($1.3650 per share)	–	–	–	(67,213)	–	–	(67,213)

Balance at September 30, 2007	49,316,211	$490,257	$12,428	$481,274	$–	$(3,192)	$980,767

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2007	2006	2005

OPERATING REVENUES
Utility	$1,513,839	$1,637,491	$1,402,905
Non-utility	242	632	1,269

Total Operating Revenues	1,514,081	1,638,123	1,404,174

OPERATING EXPENSES
Utility cost of gas	892,376	1,031,650	796,413
Operation and maintenance	248,817	238,086	243,139
Depreciation and amortization	88,893	91,962	89,140
General taxes and other assessments	96,493	96,523	98,358

Total Operating Expenses	1,326,579	1,458,221	1,227,050

OPERATING INCOME	187,502	179,902	177,124
Other Income (Expenses)—Net	2,560	1,855	1,082
Interest Expense
Interest on long-term debt	39,956	40,622	41,049
Other—net	5,109	3,392	551

Total Interest Expense	45,065	44,014	41,600

INCOME BEFORE INCOME TAXES	144,997	137,743	136,606
INCOME TAX EXPENSE	54,497	51,902	47,393

NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	90,500	85,841	89,213
Dividends on preferred stock	1,320	1,320	1,320

NET INCOME APPLICABLE TO COMMON STOCK	$89,180	$84,521	$87,893

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Balance Sheets
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands)	2007	2006

ASSETS
Property, Plant and Equipment
At original cost	$3,042,460	$2,920,552
Accumulated depreciation and amortization	(903,239)	(864,310)

Net property, plant and equipment	2,139,221	2,056,242

Current Assets
Cash and cash equivalents	4,157	4,086
Receivables
Accounts receivable	59,346	55,557
Gas costs and other regulatory assets	13,460	14,609
Unbilled revenues	15,895	18,337
Allowance for doubtful accounts	(13,215)	(16,543)

Net receivables	75,486	71,960

Materials and supplies—principally at average cost	18,820	18,302
Storage gas—at cost (first-in, first-out)	215,771	217,242
Deferred income taxes	13,297	11,313
Other prepayments	31,200	11,395
Receivables from associated companies	970	1,140
Other	7,689	10,760

Total current assets	367,390	346,198

Deferred Charges and Other Assets
Regulatory assets
Gas costs	26,241	11,950
Pension and other post-retirement benefits	140,548	11,972
Other	52,613	52,861
Prepaid qualified pension benefits	89,556	75,865
Other	8,637	7,899

Total deferred charges and other assets	317,595	160,547

Total Assets	$2,824,206	$2,562,987

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$885,390	$857,353
Preferred stock	28,173	28,173
Long-term debt	615,473	574,139

Total capitalization	1,529,036	1,459,665

Current Liabilities
Current maturities of long-term debt	20,100	60,000
Notes payable	122,048	72,775
Accounts payable and other accrued liabilities	144,791	133,305
Wages payable	13,383	13,533
Accrued interest	4,216	3,298
Dividends declared	17,221	16,826
Customer deposits and advance payments	49,146	49,495
Gas costs and other regulatory liabilities	18,190	14,212
Accrued taxes	8,602	8,676
Payables to associated companies	17,160	17,332
Other	19,194	9,363

Total current liabilities	434,051	398,815

Deferred Credits
Unamortized investment tax credits	12,248	13,140
Deferred income taxes	264,623	297,213
Accrued pensions and benefits	198,936	44,082
Asset retirement obligations	28,412	26,554
Regulatory liabilities
Accrued asset removal costs	285,156	268,922
Pension and other post-retirement benefits	18,900	–
Other	16,862	17,205
Other	35,982	37,391

Total deferred credits	861,119	704,507

Commitments and Contingencies (Note 15)

Total Capitalization and Liabilities	$2,824,206	$2,562,987

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2007	2006	2005

OPERATING ACTIVITIES
Net income before preferred stock dividends	$90,500	$85,841	$89,213
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES Depreciation and amortization	88,893	91,962	89,140
Amortization of:
Other regulatory assets and liabilities—net	1,613	2,583	2,840
Debt related costs	947	1,182	1,479
Deferred income taxes—net	4,249	12,295	2,764
Accrued/deferred pension cost	1,488	(1,509)	(4,977)
Stock-based compensation expense	4,827	4,329	3,371
Other non-cash charges (credits)—net	(1,762)	(1,535)	(1,392)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(4,505)	12,452	176
Gas costs and other regulatory assets/liabilities—net	5,127	(4,789)	676
Storage gas	1,471	(23,138)	(28,908)
Other prepayments	(14,595)	(336)	(1,310)
Accounts payable and other accrued liabilities, including payables to associated companies	14,654	(19,482)	27,207
Wages payable	(150)	337	(3,518)
Customer deposits and advance payments	(349)	15,615	19,430
Accrued taxes	(74)	(1,585)	(3,161)
Accrued interest	918	379	138
Other current assets	2,553	3,667	(17,661)
Other current liabilities	9,831	7,382	(6,841)
Deferred gas costs—net	(14,291)	(23,550)	27,698
Deferred assets—other	(5,210)	(511)	(24,300)
Deferred liabilities—other	(5,261)	1,284	13,230
Other—net	(924)	(16)	2,073

Net Cash Provided by Operating Activities	179,950	162,857	187,367

FINANCING ACTIVITIES
Long-term debt issued	1,446	77,692	60,593
Long-term debt retired	(15)	(75,136)	(60,665)
Debt issuance costs	(16)	(796)	(453)
Notes payable issued (retired)—net	49,273	62,366	(8,290)
Dividends on common stock and preferred stock	(68,138)	(66,658)	(65,343)
Other financing activities—net	681	(757)	(430)

Net Cash Used in Financing Activities	(16,769)	(3,289)	(74,588)

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(162,049)	(156,357)	(111,098)
Other investing activities—net	(1,061)	(2,179)	(2,025)

Net Cash Used in Investing Activities	(163,110)	(158,536)	(113,123)

INCREASE IN CASH AND CASH EQUIVALENTS	71	1,032	(344)
Cash and Cash Equivalents at Beginning of Year	4,086	3,054	3,398

Cash and Cash Equivalents at End of Year	$4,157	$4,086	$3,054

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$56,619	$42,803	$48,449
Interest paid	$43,829	$42,937	$40,181
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	–	2,692	16,447
Capital expenditures included in accounts payable and other accrued liabilities	$(1,007)	$(702)	$5,042

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Capitalization
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands, except shares)	2007		2006

Common Shareholder’s Equity
Common stock, $1 par value, 80,000,000 shares authorized, 46,479,536 shares issued	$46,479		$46,479
Paid-in capital	463,540		458,907
Retained earnings	378,563		356,596
Accumulated other comprehensive loss, net of taxes	(3,192)		(4,629)

Total Common Shareholder’s Equity	885,390	57.9%	857,353	58.7%

Preferred Stock
Washington Gas Light Company, without par value, 1,500,000 shares authorized—issued and outstanding:
$4.80 series, 150,000 shares	15,000		15,000
$4.25 series, 70,600 shares	7,173		7,173
$5.00 series, 60,000 shares	6,000		6,000

Total Preferred Stock	28,173	1.8%	28,173	1.9%

Long-Term Debt
Washington Gas Light Company Unsecured Medium-Term Notes
Due fiscal year 2008, 6.51% to 6.61%	20,100		20,100
Due fiscal year 2009, 5.49% to 6.92%	75,000		75,000
Due fiscal year 2010, 7.50% to 7.70%	24,000		24,000
Due fiscal year 2011, 6.64%	30,000		30,000
Due fiscal year 2012, 5.90% to 6.05%	77,000		77,000
Due fiscal year 2014, 4.88% to 5.17%	67,000		67,000
Due fiscal year 2015, 4.83%	20,000		20,000
Due fiscal year 2016, 5.17%	25,000		25,000
Due fiscal year 2023, 6.65%	20,000		20,000
Due fiscal year 2025, 5.44%	40,500		40,500
Due fiscal year 2027, 6.40% to 6.82%	125,000		125,000
Due fiscal year 2028, 6.57% to 6.85%	52,000		52,000
Due fiscal year 2030, 7.50%	8,500		8,500
Due fiscal year 2036, 5.70% to 5.78%	50,000		50,000

Total Unsecured Medium Term-Term Notes	634,100		634,100
Other long-term debt	1,522		91
Unamortized discount	(49)		(52)
Less—current maturities	20,100		60,000

Total Long-Term Debt	615,473	40.3%	574,139	39.4%

Total Capitalization	$1,529,036	100.0%	$1,459,665	100.0%

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Common Shareholder’s Equity
Part II
Item 8. Financial Statements and Supplementary Data (continued)

						Accumulated
						Other
						Comprehensive
	Common Stock Issued		Paid-In	Retained	Deferred	Loss, Net of
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Compensation	Taxes	Total

Balance at September 30, 2004	46,479,536	$46,479	$452,400	$314,227	$(5)	$(1,469)	$811,632
Net income	–	–	–	89,213	–	–	89,213
Minimum pension liability adjustment	–	–	–	–	–	(2,304)	(2,304)

Comprehensive income							86,909
Stock-based compensation(a)	–	–	2,936	–	5	–	2,941
Dividends declared:
Common stock ($1.3225 per share)	–	–	–	(64,405)	–	–	(64,405)
Preferred stock	–	–	–	(1,320)	–	–	(1,320)

Balance at September 30, 2005	46,479,536	46,479	455,336	337,715	–	(3,773)	835,757
Net income	–	–	–	85,841	–	–	85,841
Minimum pension liability adjustment	–	–	–	–	–	(856)	(856)

Comprehensive income							84,985
Stock-based compensation(a)	–	–	3,571	–	–	–	3,571
Dividends declared:
Common stock ($1.3450 per share)	–	–	–	(65,640)	–	–	(65,640)
Preferred stock	–	–	–	(1,320)	–	–	(1,320)

Balance at September 30, 2006	46,479,536	46,479	458,907	356,596	–	(4,629)	857,353
Net income	–	–	–	90,500	–	–	90,500
Minimum pension liability adjustment	–	–	–	–	–	1,230	1,230

Comprehensive income							91,730
Impact of initially applying SFAS No. 158	–	–	–	–	–	207	207
Stock-based compensation(a)	–	–	4,633	–	–	–	4,633
Dividends declared:
Common stock ($1.3650 per share)	–	–	–	(67,213)	–	–	(67,213)
Preferred stock	–	–	–	(1,320)	–	–	(1,320)

Balance at September 30, 2007	46,479,536	$46,479	$463,540	$378,563	$–	$(3,192)	$885,390

(a)	Stock-based compensation is based on the stock awards of WGL Holdings that are allocated to Washington Gas Light Company for its pro-rata share.

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ACCOUNTING POLICIES

     GENERAL

WGL Holdings, Inc. (WGL Holdings) is a holding company that owns all of the shares of common stock of Washington Gas Light Company (Washington Gas), a regulated natural gas utility, and all of the shares of common stock of Washington Gas Resources Corporation (Washington Gas Resources), Hampshire Gas Company (Hampshire) and Crab Run Gas Company. Washington Gas Resources owns all of the shares of common stock of three unregulated subsidiaries that include Washington Gas Energy Services, Inc. (WGEServices), Washington Gas Energy Systems, Inc. (WGESystems) and Washington Gas Credit Corporation. Except where the content clearly indicates otherwise, “WGL Holdings,” “we,” “us” or “our” refers to the holding company or the consolidated entity of WGL Holdings and all of its subsidiaries. Unless otherwise noted, these notes apply equally to WGL Holdings and Washington Gas.

     NATURE OF OPERATIONS

Our core business is the delivery and sale of natural gas through Washington Gas. We also offer retail energy-related products and services that are closely related to our core business. The majority of these energy-related activities are performed by wholly owned unregulated subsidiaries of Washington Gas Resources.

Washington Gas is a regulated public utility that sells and delivers natural gas to over one million customers primarily in Washington, D.C., and the surrounding metropolitan areas in Maryland and Virginia. Deliveries to firm residential and commercial customers accounted for 77.0 percent of the total therms delivered by Washington Gas in fiscal year 2007. Deliveries to interruptible customers accounted for 16.3 percent and deliveries to customers who use natural gas to generate electricity accounted for 6.7 percent. Washington Gas does not depend on any one customer or group of customers to derive income. Hampshire operates an underground natural gas storage facility that provides services exclusively to Washington Gas. Hampshire is regulated under a cost of service tariff by the Federal Energy Regulatory Commission (FERC). Both Washington Gas and Hampshire comprise our regulated utility segment.

     CONSOLIDATION OF FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of WGL Holdings and its subsidiaries during the fiscal years reported. Intercompany transactions have been eliminated. Certain reclassifications have been made to the consolidated financial statements of WGL Holdings and the financial statements of Washington Gas for the prior periods presented to conform to the current presentation of fiscal year 2007.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

In accordance with Generally Accepted Accounting Principles in the United States of America (GAAP), we make certain estimates and assumptions regarding: (i) reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the financial statements and (iii)  reported amounts of revenues, revenues subject to refund, and expenses during the reporting period. Actual results could differ from those estimates.

     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (comprised principally of utility plant) is stated at original cost, including labor, materials, taxes and overhead costs incurred during the construction period. The cost of utility and other plant of Washington Gas includes an allowance for funds used during construction (AFUDC) that is calculated under a formula prescribed by our regulators. Washington Gas capitalizes AFUDC as a component of construction overhead. The before-tax rates for AFUDC for fiscal years 2007, 2006 and 2005 were 6.27 percent, 5.54 percent and 5.12 percent, respectively. Washington Gas capitalized AFUDC of $869,000 during the fiscal year ended September 30, 2007. Capitalized AFUDC for fiscal years 2006 and 2005 was $680,000 and $314,000, respectively, excluding offsets of $38,000 and $185,000, respectively, related to adjustments to AFUDC for capital items or projects that were discontinued and expensed.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

As approved by our regulators, Washington Gas accrues an annual amount of asset removal costs through depreciation expense with a corresponding credit to “Regulatory liabilities—Accrued asset removal costs.” When Washington Gas retires depreciable utility plant and equipment, it charges the associated original costs to “Accumulated depreciation and amortization” and any related removal costs incurred are charged to “Regulatory liabilities—Accrued asset removal costs.”

Washington Gas charges maintenance and repairs to operating expenses, except those charges applicable to transportation and power-operated equipment, which it allocates to operating expenses, construction and other accounts based on the use of the equipment. Washington Gas capitalizes betterments and renewal costs, and calculates depreciation applicable to its utility gas plant in service primarily using a straight-line method over the estimated remaining life of the plant. The composite depreciation and amortization rate of the regulated utility segment was 3.19 percent during fiscal year 2007, and 3.44 percent and 3.48 percent during fiscal years 2006 and 2005, respectively. In accordance with regulatory requirements, such rates include a component related to asset removal costs for Washington Gas. Washington Gas periodically reviews the adequacy of its depreciation rates by considering estimated remaining lives and other factors. Refer to Note 15—Commitments and Contingencies for a discussion of depreciation-related contingencies.

At both September 30, 2007 and 2006, 99.8 percent of WGL Holdings’ consolidated original cost of property, plant and equipment was related to the regulated utility segment as shown below.

Property, Plant and Equipment at Original Cost

At September 30,	2007		2006

(In millions)	Dollars	%	Dollars	%

Regulated utility segment
Distribution, transmission and storage	$2,689.2	87.5	$2,585.0	87.6
General, miscellaneous and intangibles	296.7	9.7	296.6	10.1
Construction work in progress (CWIP)	80.2	2.6	62.5	2.1

Total regulated utility segment	3,066.1	99.8	2,944.1	99.8
Unregulated segments	6.8	0.2	5.9	0.2

Total	$3,072.9	100.0	$2,950.0	100.0

     OPERATING LEASES

We have classified the lease of our corporate headquarters as an operating lease. We amortize to rent expense the total of all scheduled lease payments (including lease payment escalations) and tenant allowances on a straight-line basis over the term of the lease. For this purpose, the lease term began on the date when the lessor commenced constructing the leasehold improvements which allowed us to occupy our corporate headquarters. Leasehold improvement costs are classified as “Property, Plant and Equipment” on the Balance Sheets, and are being amortized to depreciation and amortization expense on a straight-line basis over the term of the 15-year non-cancelable period of the lease.

     REGULATED OPERATIONS

Washington Gas accounts for its regulated operations in accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, as amended and supplemented. This standard includes accounting principles for companies whose rates are determined by independent third-party regulators. When setting rates, regulators may require us to record costs as expense (or defer costs or revenues) in different periods than may be appropriate for unregulated enterprises. When this occurs, Washington Gas defers the associated costs as assets (regulatory assets) on its balance sheet and records them as expenses on its income statement as it collects revenues through customers’ rates. Further, regulators can also impose liabilities upon a company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities).

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

At September 30, 2007 and 2006, we had recorded the following regulatory assets and liabilities on its balance sheets. These assets and liabilities will be recognized as revenues and expenses in future periods as they are reflected in customers’ rates.

Regulatory Assets and Liabilities

	Regulatory		Regulatory
(In millions)	Assets		Liabilities

At September 30,	2007	2006	2007	2006

Accrued asset removal costs	$–	$–	$285.2	$268.9
Income tax-related amounts due from/to customers	27.2	34.1	9.7	10.3
Losses/gains on issuance and extinguishments of debt and interest-rate derivative instruments	8.9	9.6	1.8	2.1
Other post-retirement benefit costs(a)	9.7	9.3	–	–
Deferred pension costs/income(a)	8.9	2.7	–	–
SFAS No. 158 unrecognized costs/income
Pensions	7.1	–	19.0	–
Other post-retirement benefits	112.4	–	–	–
Gas costs:
Due from customers	13.5	11.7	–	–
Due to customers	–	–	14.4	14.2
Deferred	26.2	12.0	–	–
Deferred gain on sale of assets	–	–	3.5	3.8
Environmental response costs	2.9	3.0	–	–
Rights-of-way fees	2.4	3.1	–	–
RNA billing mechanism	–	2.9	3.8	–
Performance based rate (PBR) plan:(b)
Curtailment costs for pensions & other post-retirement benefits	3.1	–	–	–
Other costs	8.1	–	–	–
Deferred regulatory and other expenses	3.1	3.5	1.8	1.0

Total	$233.5	$91.9	$339.2	$300.3

(a)	Represents costs related to the District of Columbia.
(b)	Represents costs related to Virginia and Maryland.

Regulatory assets and liabilities for gas costs due from or due to customers and our Revenue Normalization Adjustment (RNA) billing mechanism are reported on our balance sheets under the caption “Gas costs and other regulatory assets” and “Gas costs and other regulatory liabilities.” Regulatory assets and liabilities associated with our implementation of SFAS No. 158 (refer to “Accounting Standards Adopted in Fiscal Year 2007”) and other pension and other post-retirement benefit costs are reported on our balance sheets under the captions “Regulatory assets—Pension and other post-retirement benefits” and “Regulatory liabilities — Pension and other post-retirement benefits.” Deferred gas costs and other regulatory assets are reported on our balance sheets under the captions “Regulatory assets—Gas costs” and “Regulatory assets—Other,” respectively. Accrued asset removal costs and other regulatory liabilities are reported on our balance sheets under the captions “Regulatory liabilities—Accrued asset removal costs,” and “Regulatory liabilities—Other,” respectively. With the exception of gas costs due from customers and deferred gas costs, there are no material regulatory assets that reflect an outlay of cash by Washington Gas for which Washington Gas does not earn its overall rate of return. Washington Gas is allowed to recover and is required to pay, using short-term interest rates, the carrying costs related to gas costs due from and to its customers in the District of Columbia and Virginia jurisdictions.

As required by SFAS No. 71, Washington Gas monitors its regulatory and competitive environment to determine whether the recovery of its regulatory assets continues to be probable. If Washington Gas were to determine that recovery of these assets is no longer probable, it would write off the assets against earnings. We have determined that SFAS No. 71 continues to apply to our regulated operations, and the recovery of our regulatory assets is probable.

The losses or gains on the issuance and extinguishment of debt and interest-rate derivative instruments include unamortized balances from transactions executed in prior fiscal years, and also include transactions generated fiscal year 2007, as described more fully in Note 7—Derivative and Weather-Related Instruments. These transactions create gains and losses that are amortized over the remaining life of the debt as prescribed by regulatory accounting requirements.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

     CASH AND CASH EQUIVALENTS

We consider all investments with original maturities of three months or less to be cash equivalents. We did not have any restrictions on our cash balances that would impact the payment of dividends by WGL Holdings or our subsidiaries as of September 30, 2007.

     REVENUE AND COST RECOGNITION

     Regulated Utility Operations

Revenues.  For regulated deliveries of natural gas, Washington Gas reads meters and bills customers on a monthly cycle basis. The billing cycles for customers do not coincide with the accounting periods used for financial reporting purposes; therefore, Washington Gas accrues unbilled revenues for gas delivered, but not yet billed, at the end of each accounting period.

Cost of Gas.  Washington Gas’s jurisdictional tariffs contain mechanisms that provide for the recovery of the cost of gas paid to suppliers on behalf of firm customers, including related pipeline transportation and storage capacity charges. Under these mechanisms, Washington Gas periodically adjusts its firm customers’ rates to reflect increases and decreases in these costs. Annually, Washington Gas reconciles the difference between the gas costs collected from firm customers and paid to suppliers. Any excess or deficiency is deferred and either recovered from, or refunded to, customers over a subsequent twelve-month period. The balance sheet captions “Gas costs and other regulatory assets,” “Gas costs and other regulatory liabilities” and “Regulatory assets—Gas costs” include amounts related to these reconciliations.

Transportation Gas Imbalance.  Interruptible shippers and third-party marketer shippers transport gas on Washington Gas’s distribution system as part of the unbundled services that it offers. The delivered volumes of gas from third-party shippers into Washington Gas’s distribution system often do not equal the volumes delivered to those customers, resulting in transportation gas imbalances. These imbalances are usually short-term in duration, and Washington Gas monitors the activity and regularly notifies the shippers when their accounts have an imbalance. In accordance with regulatory treatment, Washington Gas does not record assets or liabilities associated with gas volumes related to these transportation imbalances but, rather, reflects the financial impact in its gas cost adjustment mechanism, thereby eliminating any profit or loss that would occur as a result of the imbalance. This regulatory treatment results in recognizing an adjustment to a regulatory asset or a regulatory liability for Washington Gas’s value of the imbalance. The regulatory treatment combines the imbalance for all marketers, including WGEServices, into a single “net” adjustment to the regulatory asset or liability. Refer to Note 18—Related Party Transactions for a further discussion of the accounting for these imbalance transactions.

Asset Management and Optimization.  Washington Gas uses a combination of external asset management specialists and an asset optimization program that is managed by its internal staff to optimize the value of its long-term natural gas transportation and storage capacity resources. Non-affiliated asset managers assist in the acquisition and delivery of natural gas supply to Washington Gas’s service territory, and they pay Washington Gas a fee to execute off-system transactions when certain capacity resources are under-utilized. Washington Gas accounts for these fees as revenues. A portion of these fees are shared with customers through the regulated margin-sharing arrangements as a reduction in natural gas costs, otherwise recoverable from firm customers. Similarly, Washington Gas’s internal optimization program creates value from capacity resources not allocated to the external asset managers through the utilization of physical and financial derivatives contracts. Regulatory mechanisms allow the profit from these transactions to be shared between Washington Gas’s customers and shareholders.

     Non-Utility Operations

Retail Energy-Marketing.  WGEServices, our retail energy-marketing subsidiary, sells natural gas and electricity on an unregulated basis to residential, commercial and industrial customers both inside and outside the Washington Gas service territory. WGEServices recognizes revenue based on contractual billing amounts plus accruals for the natural gas and electricity commodities that are delivered but unbilled.

WGEServices enters into indexed or fixed-rate contracts with residential, commercial and industrial customers, for sales of natural gas and electricity. Customer contracts that typically have terms less than 24 months, but may extend up to five years, allow WGEServices to bill customers based upon metered gas and electricity usage, measured on a cycle basis, at customer premises or based on quantities delivered to the local utility, either of which may vary by month.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

WGEServices procures natural gas and electricity supply under contract structures in which it assembles the various components of supply from multiple suppliers to match its customer requirements. The cost of natural gas and electricity for these purchases is recorded using the contracted volumes and prices.

Heating, Ventilating and Air Conditioning.  An unregulated subsidiary of Washington Gas Resources, WGESystems designs, renovates and services mechanical heating, ventilating and air conditioning (HVAC) systems for commercial and governmental customers under construction contracts. We recognize income and expenses for all contracts using the percentage-of-completion method.

     RATE REFUNDS DUE TO CUSTOMERS

When Washington Gas files a request with certain regulatory commissions to modify customers’ rates, it is permitted to charge customers new rates, subject to refund, until the regulatory commission renders a final decision on the amount of the authorized change in rates. During this interim period, Washington Gas would record a provision for a rate refund based on the difference between the amount it collects in rates and the amount it expects to recover from a final regulatory decision. Similarly, Washington Gas periodically records provisions for rate refunds related to other transactions. Actual results for these regulatory contingencies are often difficult to predict and could differ significantly from the estimates reflected in the financial statements. When necessary, Washington Gas establishes a liability for an estimated refund to customers. Refer to Note 15—Commitments and Contingencies for a further discussion of regulatory matters and related contingencies.

     REACQUISITION OF LONG-TERM DEBT

Washington Gas defers gains or losses resulting from the reacquisition of long-term debt for financial reporting purposes, and amortizes them over future periods as adjustments to interest expense in accordance with established regulatory practice. For income tax purposes, Washington Gas recognizes these gains and losses when they are incurred.

     WEATHER-RELATED INSTRUMENTS

Periodically, we purchase certain weather related instruments, such as a weather insurance policy, heating degree day (HDD) derivatives, and cooling degree day (CDD) derivatives. We account for these weather-related instruments under the guidelines issued by the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) in Issue No. 99-2, Accounting for Weather Derivatives. For our weather insurance policy and our HDD derivatives, benefits are recognized to the extent actual HDDs fall below the contractual HDDs for each instrument. Benefits are recognized for CDD derivatives when the average temperature exceeds a contractually stated level during the contract period. Expenses for these products are amortized based on the pattern of normal temperature days over the period of the terms of the respective weather-related instruments. For the weather-related instruments of Washington Gas, the premium expense and any benefits that are derived are not considered in establishing retail rates. Washington Gas does not purchase such instruments for jurisdictions in which it has received rate mechanisms that compensate it on a normal weather basis. Refer to Note 7—Derivative and Weather-Related Instruments for a further discussion of our weather-related instruments.

     CONCENTRATION OF CREDIT RISK

     Regulated Utility Segment

The revenues of the regulated utility segment accounted for approximately 57.2 percent of WGL Holdings’ total consolidated revenues for the fiscal year ended September 30, 2007. Washington Gas has a relatively low concentration of credit risk with respect to its customer base due to its large number of customers, none of which is singularly large as a percentage of Washington Gas’s total customer base. Although Washington Gas has credit monitoring policies and procedures which are designed to limit its exposure, it has credit risk to the extent the implementation of such controls are not effective in mitigating all of its risk. Certain suppliers that sell natural gas to Washington Gas have either relatively low credit ratings or are not rated by major credit rating agencies. In the event of a supplier’s failure to deliver contracted volumes of gas, Washington Gas may need to replace those volumes at prevailing market prices, which may be higher than the original transaction prices, and pass these costs through to its sales customers under the purchased gas cost adjustment mechanisms. Additionally, Washington Gas enters into contracts with third parties to buy and sell natural gas for the purpose of optimizing the value of its long-term capacity and storage assets, as well as for hedging natural gas costs and interest costs.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

In the event of a default by these third parties, Washington Gas may be at risk for financial loss to the extent these costs are not passed through to its customers.

     Retail Energy-Marketing Segment

WGEServices also has credit monitoring policies and procedures which are designed to limit its credit risk exposure; however, it has credit risk to the extent the implementation of such controls are not effective in mitigating all of its risk. Certain suppliers that sell natural gas or electricity to WGEServices have either relatively low credit ratings or are not rated by major credit rating agencies. Depending on the ability of these suppliers to deliver natural gas or electricity under existing contracts, WGEServices could be financially exposed for the difference between the price at which WGEServices has contracted to buy these commodities and their replacement cost from another supplier. Additionally, WGEServices enters into contracts with third parties to hedge the costs of natural gas and electricity. Depending on the ability of the third parties to fulfill their commitments, WGEServices could be at risk for financial loss.

WGEServices is also exposed to the risk of non-payment of invoiced sales by certain of its retail customers. WGEServices manages this risk by evaluating the credit quality of new customers as well as by monitoring collections from existing customers. To the extent necessary, WGEServices can obtain collateral from, or terminate service to, its customers. Due to the active management of WGEServices’ customer base, it has relatively low uncollectible expense and a change in the level of collections is not likely to have a material impact on our financial statements.

     DERIVATIVE ACTIVITIES

We enter into both physical and financial contracts for the purchase and sale of natural gas and electricity. We designate a majority of our physical contracts as “normal purchases and normal sales;” therefore, they are not subject to the mark-to-market accounting requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The financial contracts and the portion of the physical contracts that qualify as derivative instruments and are subject to the mark-to-market accounting requirements are recorded on the balance sheet at fair value. Changes in the fair value of derivative instruments for Washington Gas that are subject to SFAS No. 71 are recorded as regulatory assets or liabilities while changes in the fair value of derivative instruments not affected by rate regulation are reflected in income.

From time to time Washington Gas also utilizes derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of Medium-Term Notes (MTNs). Gains or losses associated with these derivative transactions are deferred as regulatory assets or liabilities and amortized to interest expense in accordance with regulatory accounting requirements. Refer to Note 7—Derivative and Weather-Related Instruments for a further discussion of these transactions.

     INCOME TAXES

We recognize deferred income tax assets and liabilities for all temporary differences between the financial statement basis and the tax basis of assets and liabilities, including those where regulators prohibit deferred income tax treatment for ratemaking purposes of Washington Gas. Regulatory assets or liabilities, corresponding to such additional deferred income tax assets or liabilities, may be recorded to the extent recoverable from or payable to customers through the ratemaking process. Refer to the table under “Regulated Operations” above that depicts Washington Gas’s regulatory assets and liabilities associated with income taxes due from and to customers at September 30, 2006 and 2005. Amounts applicable to income taxes due from and due to customers primarily represent differences between the book and tax basis of net utility plant in service. We amortize investment tax credits as reductions to income tax expense over the estimated service lives of the related properties. Refer to Note 11—Income Taxes which provides detailed financial information related to our income taxes.

     STOCK-BASED COMPENSATION

Effective October 1, 2005, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) which revises SFAS No. 123, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires us to measure and recognize stock-based compensation expense in our financial statements based on the fair value at the date of grant for our share-based awards, which have historically included performance shares and stock options. In addition, we estimate forfeitures over the requisite service period when recognizing compensation expense; these estimates are periodically adjusted to the extent to which actual forfeitures differ from such estimates.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Prior to October 1, 2005, we accounted for our share-based payment transactions in accordance with APB Opinion No. 25 and related interpretations. In accordance with APB Opinion No. 25, we did not record compensation expense related to stock option grants in our financial statements. We did record compensation expense over the requisite service period for performance shares awarded to certain key employees based on the market value of our common stock at the end of each reporting period.

As permitted by SFAS No. 123(R), we used the modified prospective method of adopting the new accounting standard; accordingly, financial results for the prior fiscal years presented were not retroactively adjusted to reflect the effects of SFAS No. 123(R). If stock-based compensation expense for the fiscal year ended September 30, 2005 had been determined and recorded based on the fair value at the grant dates of the awards consistent with the method prescribed by SFAS No. 123, which was superseded by SFAS No. 123(R), our net income and earnings per share for the years ended September 30, 2005 would have been reduced to the amounts shown in the following table.

WGL Holdings, Inc.
Pro Forma Effect of Stock-Based Compensation

Year Ended
(In thousands, except per share data)	September 30, 2005

Net income as reported	$103,493
Add: Stock-based employee compensation expense included in reported net income, net of tax(a)	2,205
Deduct: Total stock-based employee compensation expense determined under the fair value-based method, net of tax(b)	(2,733)

Pro forma net income	$102,965

Earnings per average common share—basic
As reported	$2.13
Pro forma	$2.11
Earnings per average common share—diluted
As reported	$2.11
Pro forma	$2.10

(a) Reflects compensation expense related to performance shares.
(b) Reflects compensation expense related to performance shares and stock options

ASSET RETIREMENT OBLIGATIONS

Washington Gas accounts for its asset retirement obligations (AROs) in accordance with SFAS 143, Accounting for Asset Retirement Obligations, and FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, An Interpretation of FASB Statement No. 143. We adopted FIN 47 effective September 30, 2006. Our asset retirement obligations include the costs to cut, purge and cap our natural gas distribution system, remove asbestos and plug storage wells upon their retirement. These standards require recording the estimated retirement cost over the life of the related asset by depreciating the present value of the retirement obligation, measured at the time of the asset’s acquisition, and accreting the liability until it is settled. There are timing differences between the ARO-related accretion and depreciation amounts being recorded under these FASB standards and the recognition of depreciation expense for legal asset removal costs that we are currently recovering in rates. These timing differences are recorded as a reduction to “Regulatory liabilities—Accrued asset removal costs” in accordance with SFAS No. 71. The current year change in “Asset retirement obligations” was primarily the result of accretion of the existing liability.

ACCOUNTING STANDARDS ADOPTED IN FISCAL YEAR 2007

Pension and Other Post-Retirement Benefit Plans

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions and SFAS 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit post-retirement plan as

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

an asset or liability on its balance sheet, and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. Additionally, upon adoption companies are required to record the initial impact of SFAS No. 158 directly to accumulated other comprehensive income (loss), net of taxes. This amount represents the initial recognition in the balance sheet of unrecognized costs associated with actuarial net losses and gains, prior service costs and transition obligations which had previously been presented for disclosure purposes only.

Washington Gas adopted SFAS No. 158 prospectively effective September 30, 2007. Almost all costs associated with Washington Gas’s defined benefit post-retirement plans have historically been, and will continue to be, recovered through Washington Gas’s rates. Therefore, following the guidance in SFAS No. 71, upon adoption of SFAS No. 158 Washington Gas established a regulatory asset or liability for the majority of the unrecognized costs or income associated with its defined benefit post-retirement plans. To the extent these amounts are not recovered through Washington Gas’s rates, they were recorded directly to “Accumulated other comprehensive loss, net of taxes.” At September 30, 2007, the incremental effect of applying SFAS No. 158 on our balance sheet was as follows:

Incremental Effects of Adopting SFAS No. 158

	Before		After
	application of	SFAS No. 158	Application of
(In thousands)	SFAS No. 158	Adjustments	SFAS No. 158

Assets:
Regulatory assets—Pension and other post-retirement benefits	$21,683	$119,480	$141,163
Prepaid qualified pension benefits	70,612	19,413	90,025
Liabilities:
Deferred income taxes	298,401	(34,001)	264,400
Accrued pensions and benefits	46,150	153,682	199,832
Regulatory liabilities—Pension and other post-retirement benefits	–	19,005	19,005
Common shareholders’ equity:
Accumulated other comprehensive loss, net of taxes	(3,399)	207	(3,192)

Refer to Note 12—Pensions and Other Post-Retirement Benefit Plans for disclosures regarding the funded status of Washington Gas’s defined benefit post-retirement plans.

Accounting Changes and Other Matters

Effective October 1, 2006, we adopted SFAS No. 154, Accounting Changes and Error Corrections, which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable. The adoption of this standard has had no effect on our consolidated financial statements for the fiscal year ended September 30, 2007.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on how the effects of prior year misstatements should be considered in quantifying a current year misstatement. Washington Gas adopted SAB 108 for the fiscal year ending September 30, 2007. The adoption of this standard has had no effect on our consolidated financial statements for the fiscal year ended September 30, 2007.

Effective January 1, 2007, we adopted EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). This EITF provides guidance on the income statement presentation of any taxes assessed by a governmental authority on and concurrent with a specific revenue producing transaction between a seller and a customer. The EITF concluded that the presentation of such taxes, on a gross or net basis, is an accounting policy decision that should be disclosed. Revenue taxes such as gross receipts taxes, PSC fees, franchise fees and energy taxes are reported gross in operating revenues. Refer to Note 17—Operating Segment Reporting for amounts recorded related to revenue taxes.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

OTHER NEWLY ISSUED ACCOUNTING STANDARDS

Income Taxes

Effective October 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertain events related to income taxes recognized in financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, this interpretation provides guidance on the de-recognition and classification of a tax position reflected within the financial statements and the recognition of interest and penalties, accounting in interim periods, disclosure and transition. The implementation of this standard will not have a material effect on our consolidated financial statements.

In May 2007, the FASB issued Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). This FSP amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. This standard was implemented in conjunction with our implementation of FIN 48.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. SFAS No. 157 is effective for us on October 1, 2008. We are currently evaluating the effect of this new standard on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure financial assets and liabilities and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for us on October 1, 2008. We are currently evaluating the possible effect of this standard on our consolidated financial statements.

Other Matters

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

During the quarter ended June 30, 2006, we completed a plan for the disposition of American Combustion Industries, Inc. (ACI) and, on September 29, 2006, we sold all of the outstanding shares of common stock of ACI to an unrelated party. ACI was previously reported as part of our commercial HVAC business segment. ACI was reported as a discontinued operation of WGL Holdings and, accordingly, its operating results and cash flows for fiscal years 2006 and 2005 have been presented separately from our continuing operations in the consolidated financial statements of WGL Holdings. The terms of the sales agreement provided for two post-closing adjustments, one in late 2006 and another in late 2007, to adjust the sales price for issues primarily related to working capital targets and to settle a “hold back” amount of the purchase price which was not conveyed at the closing in September 2006. WGL Holdings has recorded an estimate for these adjustments on its balance sheet to “Accounts receivable.” We have filed a lawsuit against the purchaser for both working capital adjustments and the “hold back” amount due. The purchaser has disputed our claim and submitted a counter claim for different issues. If the actual adjustments to the sales price differ from what we have estimated, these differences will be reflected in the results of discontinued operations in a future period. The amount recorded to “Accounts receivable” is not material to our financial statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

For the fiscal years ended September 30, 2006 and 2005, ACI’s net loss from operations of $3.5 million and $2.6 million, respectively, was presented in “Loss from discontinued operations, net of income tax benefit” on the Consolidated Statements of Income. For the fiscal year ended September 30, 2006, ACI’s net loss from operations included a related impairment charge of $578,000, which represents the write-down of ACI’s fixed assets to adjust the carrying value of ACI’s net assets to its approximate fair value (less estimated costs of sale) as of June 30, 2006. Additionally, “Loss from discontinued operations, net of income tax benefit” for the fiscal year ended September 30, 2006 included a loss of $3.6 million related to the sale of ACI. We did not recognize a tax benefit on either the impairment loss or the loss from the ACI sale because a valuation allowance was established against the deferred tax assets associated with these losses. The following tables summarize selected financial information related to the operating results of discontinued operations.

Operating Results of Discontinued Operations

	Years Ended
	September 30,

(In thousands)	2006	2005

Revenues(a)	$24,757	$27,210

Loss before income tax benefit (including impairment charge)	$(5,053)	$(3,722)
Loss from sale of ACI	(3,556)	–
Income tax benefit	1,493	1,143

Loss from discontinued operations, net of income tax benefit	$(7,116)	$(2,579)

(a)	Includes intercompany revenues of $1.1 million and $4.3 million for the years ended September 30, 2006 and 2005, respectively.

3.	SEVERANCE AND CURTAILMENT COSTS

On June 19, 2007, Washington Gas entered into a 10-year definitive Master Services Agreement with Accenture LLP, an Illinois limited liability partnership (Accenture). Under this agreement, Accenture will provide business process outsourcing services to Washington Gas for certain business processes related to human resources, information technology, consumer services and finance operations. Upon completion of the transition, this business process outsourcing (BPO) plan will eliminate approximately 300 positions, 50 of which were vacant prior to the implementation of the BPO plan. Since the announcement, additional positions have been vacated by employees that have resigned or accepted positions with Accenture or elsewhere within Washington Gas. We estimate that we will ultimately terminate the employment of approximately 200 employees as a result of the BPO plan.

During the fiscal year ended September 30, 2007, Washington Gas incurred $9.4 million related to employee severance and curtailment costs in recognition of organizational changes necessary to implement the BPO plan (refer to Note 12—Pension and Other Post-Retirement Benefit Plans for a further discussion of our curtailment costs). Of this amount, $8.4 million (pre-tax) was deferred as a regulatory asset. Washington Gas has received regulatory approval in Virginia to implement a Performance-Based Rate (PBR) mechanism, which allows Washington Gas to amortize the Virginia portion of these costs over a four-year period from October 1, 2007 to September 30, 2011. Washington Gas also seeks amortization treatment of these costs in pending rate cases in Maryland and the District of Columbia. We expensed $1.0 million (pre-tax) of severance costs allocable to the District of Columbia associated with this plan because it is not sufficiently clear when or how the District of Columbia Public Service Commission (PSC of DC) will address the pending rate design proposal concerning the deferral and amortization of these costs. Additionally, Washington Gas expects to incur approximately $400,000 for severance costs related to the BPO plan in fiscal year 2008. We believe that substantially all of these costs, along with other costs necessary to implement the BPO plan, will ultimately be recoverable through the ratemaking process. To the extent these costs are not deferred as regulatory assets, they will be recognized in “Operation and maintenance” expense.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

4.	ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The tables below provide details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets for both WGL Holdings and Washington Gas.

WGL Holdings, Inc.

	September 30,

(In thousands)	2007	2006

Accounts payable—trade	$172,947	$168,144
Employee benefits and payroll accruals	21,334	15,136
Other accrued liabilities	22,580	18,121

Total	$216,861	$201,401

Washington Gas Light Company

	September 30,

(In thousands)	2007	2006

Accounts payable—trade	$104,252	$104,650
Employee benefits and payroll accruals	19,261	13,740
Other accrued liabilities	21,278	14,915

Total	$144,791	$133,305

5.	SHORT-TERM DEBT

WGL Holdings and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. We maintain revolving credit agreements to support our outstanding commercial paper and to permit short-term borrowing flexibility. Our policy is to maintain bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position.

At September 30, 2007 and 2006, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper of $184.2 million and $177.4 million, respectively, at a weighted average cost of 5.03 percent and 5.36 percent, respectively. Of the outstanding notes payable balance at September 30, 2007, $62.2 million and $122.0 million was commercial paper issued by WGL Holdings and Washington Gas, respectively. Of the outstanding notes payable balance at September 30, 2006, $104.6 million and $72.8 million was commercial paper issued by WGL Holdings and Washington Gas, respectively.

WGL Holdings and Washington Gas each have revolving credit agreements with a group of commercial banks in an amount equal to or greater than our expected maximum commercial paper position. At September 30, 2007 WGL Holdings and Washington Gas each had revolving credit facilities with a group of commercial banks, that expire on August 3, 2012, with unlimited one-year extension options. The credit facility for WGL Holdings permits it to borrow up to $400 million, and further permits, with the banks’ approval, an additional line of credit of $50 million for a maximum potential total of $450 million. The credit facility for Washington Gas permits it to borrow up to $300 million, and further permits, with the banks’ approval, an additional line of credit of $100 million for a maximum potential total of $400 million. As of September 30, 2007 and 2006, there were no outstanding borrowings under our credit facilities.

Depending on the type of borrowing option chosen under these credit facilities, loans may bear interest at variable rates based on the Eurodollar rate, the higher of the prime lending rate or the Fed Funds effective rate, or at a competitive rate determined through auction. WGL Holdings and Washington Gas may elect to have the principal balance of the loans outstanding at maturity continue as non-revolving term loans for a period of one year from the maturity date. An additional 0.25 percent premium shall be applied to the pricing of the non-revolving term loans.

Facility fees related to these credit facilities for both companies are based on the long-term debt ratings of Washington Gas. In the event the long-term debt of Washington Gas is downgraded below certain levels, WGL Holdings and Washington Gas would be

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

required to pay higher facility fees. Under the terms of these credit facilities, the ratio of consolidated financial indebtedness to consolidated total capitalization can not exceed 0.65 to 1.0 (65.0 percent). At September 30, 2007, we were in compliance with this requirement. In addition, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. The failure to inform the lenders’ agent of changes in these areas deemed material in nature might constitute default under the agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable.

6.	LONG-TERM DEBT

     FIRST MORTGAGE BONDS

The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by Washington Gas, other than a small amount of property that is expressly excluded. Washington Gas had no debt outstanding under the Mortgage at September 30, 2007 and 2006. Any FMBs that may be issued in the future will represent indebtedness of Washington Gas.

     SHELF REGISTRATION

At September 30, 2007, Washington Gas had the capacity, under a shelf registration that was declared effective by the SEC on June 8, 2006, to issue up to $300.0 million of MTNs. On June 14, 2006, Washington Gas executed a Distribution Agreement with certain financial institutions for the issuance and sale of debt securities included in the shelf registration statement.

     UNSECURED MEDIUM-TERM NOTES

Washington Gas issues unsecured MTNs with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance. At September 30, 2007 and 2006, the weighted average interest rate on all outstanding MTNs was 6.15 percent.

The indenture for these unsecured MTNs provides that Washington Gas will not issue any FMBs under its Mortgage without securing all MTNs with all other debt secured by the Mortgage.

Certain of Washington Gas’s outstanding MTNs have put options. Certain other MTNs have a make-whole call feature that pays the holder a premium based on a spread over the yield to maturity of a U.S. Treasury security having a comparable maturity, when that particular note is called by Washington Gas before its stated maturity date. With the exception of this make-whole call feature, Washington Gas is not required to pay call premiums for calling debt prior to the stated maturity date.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Effective July 1, 2007, legislation was enacted in Maryland to require that all public utilities, including Washington Gas, obtain approval from the PSC of MD before issuing stock, bonds, securities, notes, or other debt with a maturity greater than 12 months. On June 21, 2007, Washington Gas received the necessary approvals from the PSC of MD to issue up to $287.6 million of long-term debt. During fiscal year 2007, we did not issue or retire any MTNs. As shown in the table below, during the fiscal year ended September 30, 2006, Washington Gas refinanced a total of $75.0 million of MTNs with the proceeds from the issuance of lower cost MTNs.

MTN Issuances and Retirements

		Interest	Nominal
(In millions)	Principal	Rate	Maturity Date

Year Ended September 30, 2006

Issuances:
01/18/2006	$25.0	5.17%	01/18/2016
01/18/2006	25.0	5.70%	01/18/2036
03/22/2006	25.0	5.78%	03/15/2036

Total	$75.0

Retirements:
02/15/2006	$50.0	6.15%	01/26/2026	(a)
03/22/2006	25.0	7.31%	10/30/2007	(b)

Total	$75.0

(a)	Retired through Washington Gas’s exercise of call options.
(b)	In connection with this retirement, Washington Gas paid a make-whole call premium of $958,000 which was recorded as a regulatory asset and is being amortized in accordance with regulatory accounting requirements.

Refer to Note 7—Derivative and Weather-Related Instruments for a discussion of derivative transactions that were settled concurrent with the debt issuances discussed above.

     LONG-TERM DEBT MATURITIES

Maturities of long-term debt for each of the next five fiscal years and thereafter as of September 30, 2007 are summarized in the following table.

Long-Term Debt Maturities(a)

(In millions)	MTNs	Other	Total

2008	$20.1	$1.0	$21.1
2009	75.0	2.5	77.5
2010(b)	32.5	–	32.5
2011	30.0	–	30.0
2012	77.0	–	77.0
Thereafter	399.5	–	399.5

Total	634.1	3.5	637.6
Less: current maturities	20.1	1.0	21.1

Total non-current	$614.0	$2.5	$616.5

(a)	Excludes unamortized discounts of $96,000 at September 30, 2007.
(b)	Assumes the exercise of a put option by the MTN debt holders of $8.5 million in 2010.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

7. DERIVATIVE AND WEATHER-RELATED INSTRUMENTS

     DERIVATIVE INSTRUMENTS

     Regulated Utility Operations

Purchase and Sale of Natural Gas.  Washington Gas enters into certain contracts related to the sale and purchase of natural gas that qualify as derivative instruments and are accounted for under SFAS No. 133. Gains and losses associated with these derivative instruments are principally deferred as regulatory liabilities and assets, respectively, with a portion recorded to revenue or expense, respectively. At September 30, 2007 and September 30, 2006, such derivative instruments had unrealized net fair value losses of $12.3 million and $490,000, respectively. The September 30, 2007 unrealized net fair value loss was comprised of $23.2 million that was recorded on the balance sheet as a derivative liability and $10.9 million that was recorded as a derivative asset. The September 30, 2006 unrealized net fair value loss was comprised of $14.4 million that was recorded on the balance sheet as a derivative liability and $13.9 million that was recorded as a derivative asset. In connection with these derivative instruments, Washington Gas recorded to income a pre-tax loss of $797,000 and a pre-tax gain of $1.9 million for the fiscal years ended September 30, 2007 and 2006, respectively. No amounts were recorded to income related to these contracts during fiscal year 2005. These gains and losses are recorded in accordance with regulatory treatment for recoverable or refundable costs.

Debt Issuances.  Washington Gas utilizes derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of MTNs. During fiscal year 2006, Washington Gas entered into forward-starting swaps that were intended to mitigate a substantial portion of the risk of rising interest rates associated with anticipated future debt issuances. These swaps were carried at fair value. In fiscal year 2007, Washington Gas did not issue new debt or enter into forward-starting swaps.

In February 2006, Washington Gas entered into a forward-starting swap with a notional principal amount of $25.0 million. In conjunction with the issuance of $25.0 million of 5.78 percent MTNs on March 22, 2006, Washington Gas terminated this forward-starting swap and received $303,000 associated with the settlement of this hedge agreement. In July 2005, Washington Gas entered into two forward-starting swaps with an aggregate notional principal amount of $50.0 million. In conjunction with the issuance of $25.0 million of 5.17 percent MTNs on January 18, 2006, Washington Gas terminated $25.0 million of the total $50.0 million aggregate notional principal amount of the forward-starting swaps. Washington Gas received $182,000 associated with the settlement of this hedge agreement. Similarly, in conjunction with the issuance of $25.0 million of 5.70 percent MTNs on January 18, 2006, Washington Gas agreed to terminate the remaining $25.0 million notional principal amount of the forward-starting swaps. Washington Gas received $104,000 associated with the settlement of this hedge agreement. The amounts received upon settlement of these three swaps were recorded as regulatory liabilities, and are being amortized in accordance with regulatory requirements.

Refer to Note 6—Long-Term Debt for further information on debt issuances

     Non-Utility Operations

Natural Gas.  Our non-regulated retail energy-marketing subsidiary, WGEServices, enters into contracts related to the sale and purchase of natural gas that qualify as derivative instruments that are accounted for under SFAS No. 133. These derivative instruments are recorded at fair value on our consolidated balance sheets. Changes in the fair value of these various derivative instruments are reflected in the earnings of our retail energy-marketing segment. At September 30, 2007 and September 30, 2006, these derivative instruments had an unrealized net fair value loss of $925,000 and an unrealized net fair value gain of $386,000, respectively. The September 30, 2007 unrealized net fair value loss was comprised of $2.7 million that was recorded on the balance sheet as a derivative liability and $1.8 million that was recorded as a derivative asset. The September 30, 2006 unrealized net fair value gain was comprised of $3.3 million that was recorded on the balance sheet as a derivative asset and $2.9 million that was recorded as a derivative liability. In connection with these derivative instruments, WGEServices recorded pre-tax losses of $5.2 million and $4.5 million for the fiscal years ended September 30, 2007 and 2006 respectively, and a pre-tax gain of $3.8 million for the fiscal year ended September 30, 2005.

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
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

PJM requires that its market participants have load capacity in sufficient volumes necessary to serve the market participants’ customer load. As such, WGEServices has entered into contracts with multiple electric generators to purchase its electric capacity needs. These contracts cover various periods ranging from one month to several years into the future. Prior to the second quarter of fiscal year 2007, these contracts were designated as “normal purchases and normal sales” and, therefore, were exempt from fair value accounting under SFAS No. 133. However, due to changes by the PJM in its operations and regulations that include a requirement to buy all capacity through the PJM, these contracts were converted into financial derivatives during the second quarter of fiscal year 2007 and are now subject to fair value accounting under SFAS No. 133. The valuation of these contracts at September 30, 2007 was based on actual auction prices established by PJM. Pricing auctions for the first three years have occurred, and auctions for future years will occur at regular intervals as determined by PJM.

As of September 30, 2007, these derivative instruments described above had an unrealized fair value gain of $8.5 million that was recorded on the balance sheet as a derivative asset. WGEServices recorded a pre-tax gain of $10.8 million for the fiscal year ended September 30, 2007, related to these derivatives.

     Consolidated Operations

The following table summarizes the balance sheet classification for all derivative instruments with open positions for both WGL Holdings and Washington Gas.

Balance Sheet Classification of Open Positions on Derivative Instruments

(In millions)	WGL Holdings		Washington Gas

September 30,	2007	2006	2007	2006

Assets
Other current assets	$14.9	$14.1	$7.7	$10.8
Deferred charges and other assets—other	6.3	3.1	3.2	3.1

Total assets	$21.2	$17.2	$10.9	$13.9

Liabilities
Other current liabilities	$20.7	$11.9	$18.1	$9.0
Deferred credits—other	5.2	5.4	5.1	5.4

Total liabilities	$25.9	$17.3	$23.2	$14.4

     WEATHER-RELATED INSTRUMENTS

     Regulated Utility Operations

Washington Gas has a weather insurance policy designed to mitigate the negative financial effects of warmer-than-normal weather during the heating season in the District of Columbia. This policy has a three-year term that expires on September 30, 2008. For both the 2006-2007 and 2005-2006 winter heating seasons, Washington Gas also had a HDD derivative to provide protection against warmer-than-normal weather in Virginia. The HDD derivative purchased for the 2006-2007 winter heating season covered the period October 15, 2006 through April 30, 2007. The HDD derivative purchased for the 2005-2006 heating season covered the period December 18, 2005 through May 31, 2006. With the approval of a Weather Normalization Adjustment in Virginia, Washington Gas will no longer utilize HDD derivatives to protect against weather risk in that jurisdiction.

During the fiscal year ended September 30, 2007, Washington Gas recorded a pre-tax expense of $3.6 million related to both its weather insurance policy and weather derivative. Due to the colder-than-normal weather experienced during the 2006-2007 winter heating season, Washington Gas is not entitled to a payment related to this period under either its weather insurance policy or weather derivative.

During the fiscal year ended September 30, 2006, Washington Gas recorded benefits, net of premium and derivative costs, of $4.7 million related to both its weather insurance policy and weather derivative. In June 2006, Washington Gas received a cash benefit of $6.2 million relating to its weather derivative, and in October 2006, Washington Gas received a cash benefit of $1.3 million relating to its insurance policy. Washington Gas recorded premium expense of $4.2 million during the fiscal year ended September 30, 2005, related to a weather insurance policy that expired on September 30, 2005.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

     Non-Utility Operations

WGEServices utilizes HDD derivatives for managing weather risks related to its natural gas operations. These derivatives cover a portion of WGEServices’ estimated revenue or gas cost exposure to variations in HDDs. These contracts may pay WGEServices a fixed dollar amount for every HDD over or under specific levels during the calculation period dependent upon the type of contract executed. For the fiscal years ended September 30, 2007, 2006 and 2005 we recorded a pre-tax net amortization expense of $1.0 million, $2.1 million and $246,000, respectively, related to these derivatives.

In June 2007, WGEServices entered into a CDD derivative to manage extreme weather risks related to its electricity sales during the summer cooling season. This CDD derivative covered the period from July 2007 through September 2007. WGEServices recorded a net pre-tax loss of $675,000 for the fiscal year ended September 30, 2007, related to this derivative.

8. COMMON STOCK

     COMMON STOCK OUTSTANDING

Shares of common stock outstanding were 49,316,211, 48,878,499 and 48,704,340 at September 30, 2007, 2006 and 2005, respectively.

     COMMON STOCK RESERVES

At September 30, 2007, there were 4,560,302 authorized, but unissued, shares of common stock reserved under the following plans.

Common Stock Reserves
Reserve for:	Number of Shares

1999 Incentive compensation plan(a)	1,228,134
Omnibus incentive compensation plan(b)	1,700,000
Dividend reinvestment and common stock purchase plan	950,189
Employee savings plans	637,196
Directors’ stock compensation plan	44,783

Total common stock reserves	4,560,302

(a)	Included are shares that potentially could be issued and that would reduce the 1999 Incentive Compensation Plan shares authorized. These shares include 1,542,140 shares dedicated to incentive stock options issued but not exercised, and 288,087 shares dedicated to performance shares granted but not vested. Effective March 1, 2007, no further awards will be granted under the 1999 Plan.

(b)	Effective March 1, 2007, WGL Holdings adopted a shareholder-approved Omnibus Incentive Compensation Plan to replace on a prospective basis the 1999 Plan. No awards were granted under the Omnibus Plan during the fiscal year 2007.

Refer to Note 13—Stock-Based Compensation for a discussion regarding our stock-based compensation plans.

9. PREFERRED STOCK

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

Preferred Stock
Preferred		Liquidation Preference
Series	Shares	Per Share		Call Price
Outstanding	Outstanding	Involuntary	Voluntary	Per Share

$4.80	150,000	$100	$101	$101
$4.25	70,600	$100	$105	$105
$5.00	60,000	$100	$102	$102

10. EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive (refer to Note 13—Stock-Based Compensation). The following table reflects the computation of our basic and diluted EPS for the fiscal years ended September 30, 2007, 2006 and 2005.

Basic and Diluted EPS
	Years Ended September 30,

(In thousands, except per share data)	2007	2006	2005

Basic earnings per average common share:
Income from continuing operations	$107,900	$94,694	$106,072
Loss from discontinued operations, net of income tax benefit	–	(7,116)	(2,579)

Net income applicable to common stock	$107,900	$87,578	$103,493

Average common shares outstanding—basic	49,172	48,773	48,688

Basic earnings per average common share:
Income from continuing operations	$2.19	$1.94	$2.18
Loss from discontinued operations	–	(0.14)	(0.05)

Basic earnings per average common share	$2.19	$1.80	$2.13

Diluted earnings per average common share:
Income from continuing operations	$107,900	$94,694	$106,072
Loss from discontinued operations, net of income tax benefit	–	(7,116)	(2,579)

Net income applicable to common stock	$107,900	$87,578	$103,493

Average common shares outstanding—basic	49,172	48,773	48,688
Stock-based compensation plans	205	132	320

Total average common shares outstanding—diluted	49,377	48,905	49,008

Diluted earnings per average common share:
Income from continuing operations	$2.19	$1.94	$2.16
Loss from discontinued operations	–	(0.15)	(0.05)

Diluted earnings per average common share	$2.19	$1.79	$2.11

For the fiscal years ended September 30, 2007 and 2006, we had weighted average stock options outstanding totaling 398,000 and 363,000 shares, respectively, that were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

fiscal year ended September 30, 2005, we did not exclude any weighted average outstanding stock options from the calculation of diluted EPS.

11. INCOME TAXES

We file a consolidated federal income tax return. Our federal income tax returns for all years through September 30, 2003 have been reviewed and closed, or closed without review by the Internal Revenue Service. WGL Holdings and each of its subsidiaries also participate in a tax sharing agreement that establishes the method for allocating tax benefits from losses to various subsidiaries that are utilized on a consolidated federal income tax return. In fiscal year 2007, Washington Gas realized $1.5 million of tax savings from this tax sharing agreement that was reflected as a tax benefit on Washington Gas’s Statements of Income. The effect of this allocation of benefits to Washington Gas has no effect on our consolidated financial statements. During fiscal years 2006 and 2005, Washington Gas realized $1.4 million and $1.0 million, respectively, of tax savings as a result of this tax sharing agreement. State income tax returns are filed on a separate company basis in most states where we have operations and/or a requirement to file. For the District of Columbia, we file a consolidated return.

The tables below provide the following for WGL Holdings and Washington Gas: (i) the components of income tax expense; (ii) a reconciliation between the statutory federal income tax rate and the effective income tax rate and (iii) the components of accumulated deferred income tax assets and liabilities at September 30, 2007 and 2006. These amounts do not include income taxes associated with discontinued operations.

WGL Holdings, Inc.
Components of Income Tax Expense
	Years Ended September 30,

(In thousands)	2007	2006	2005

INCOME TAX EXPENSE
Current:
Federal	$53,915	$44,041	$46,745
State	10,252	8,501	9,239

Total current	64,167	52,542	55,984

Deferred:
Federal
Accelerated depreciation	4,529	5,136	(769)
Other	(3,155)	894	2,171
State
Accelerated depreciation	2,302	2,188	6,142
Other	3,190	1,449	130

Total deferred	6,866	9,667	7,674

Amortization of investment tax credits	(896)	(896)	(897)

Total income tax expense	$70,137	$61,313	$62,761

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

WGL Holdings, Inc.
Reconciliation Between the Statutory Federal Income Tax Rate and Effective Tax Rate
	Years Ended September 30,

(In thousands)	2007		2006		2005

Income taxes at statutory federal income tax rate	$62,775	35.00%	$55,064	35.00%	$59,554	35.00%
Increases (decreases) in income taxes resulting from:
Accelerated depreciation less amount deferred	2,422	1.35	2,769	1.76	1,954	1.15
Amortization of investment tax credits	(896)	(0.50)	(896)	(0.57)	(897)	(0.53)
Cost of removal	(319)	(0.18)	(318)	(0.20)	(248)	(0.15)
State income taxes-net of federal benefit	7,970	4.44	7,056	4.48	7,546	4.43
Change in valuation allowance	–	–	–	–	(36)	(0.02)
Medicare D subsidy	(2,060)	(1.15)	(1,842)	(1.17)	(1,922)	(1.13)
Other items-net	245	0.14	(520)	(0.33)	(3,190)	(1.86)

Total income tax expense and effective tax rate	$70,137	39.10%	$61,313	38.97%	$62,761	36.89%

WGL Holdings, Inc.
Components of Deferred Income Tax Assets (Liabilities)
	September 30,

(In thousands)	2007		2006

ACCUMULATED DEFERRED INCOME TAXES	Current	Non-current	Current	Non-current

Deferred Income Tax Assets:
Pensions and other post-retirement benefits(a)	$–	$62,099	$–	$–
Uncollectible accounts	5,847	–	7,279	–
Inventory overheads	3,476	–	3,873	–
Capital gains/losses-net	3,005	–	3,106	–
Valuation allowance	(3,005)	–	(3,106)	–
Employee Compensation & benefits	7,326	15,188	5,542	15,589
Customer advances	–	4,288	–	4,311
Other	–	354	330	518

Total assets	16,649	81,929	17,024	20,418

Deferred Income Tax Liabilities:
Pensions and other post-retirement benefits	–	–	–	16,275
Accelerated depreciation and other plant related items	–	273,799	–	267,091
Losses/gains on reacquired debt	–	2,728	–	3,064
Income taxes recoverable through future rates(a)	–	67,588	–	26,014
Deferred gas costs	3,632	2,214	5,664	3,692
Other	831	–	–	–

Total liabilities	4,463	346,329	5,664	316,136

Net accumulated deferred income tax assets (liabilities)	$12,186	$(264,400)	$11,360	$(295,718)

(a)	Includes amounts related to the adoption of FAS No. 158

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas Light Company
Components of Income Tax Expense
	Years Ended September 30,

(In thousands)	2007	2006	2005

INCOME TAX EXPENSE
Current:
Federal	$44,942	$35,458	$38,205
State	6,199	5,042	7,317

Total current	51,141	40,500	45,522

Deferred:
Federal
Accelerated depreciation	4,523	5,069	(689)
Other	(5,196)	4,689	(2,132)
State
Accelerated depreciation	2,302	2,188	6,142
Other	2,620	349	(557)

Total deferred	4,249	12,295	2,764

Amortization of investment tax credits	(893)	(893)	(893)

Total income tax expense	$54,497	$51,902	$47,393

Washington Gas Light Company
Reconciliation Between the Statutory Federal Income Tax Rate and Effective Tax Rate
	Years Ended September 30,
(In thousands)	2007		2006		2005
Income taxes at statutory federal income tax rate	$50,749	35.00%	$48,210	35.00%	$47,812	35.00%
Increases (decreases) in income taxes resulting from:
Accelerated depreciation less amount deferred	2,422	1.67	2,769	2.01	1,954	1.43
Amortization of investment tax credits	(893)	(0.62)	(893)	(0.65)	(893)	(0.65)
Cost of removal	(319)	(0.22)	(318)	(0.23)	(248)	(0.18)
State income taxes-net of federal benefit	6,119	4.22	5,872	4.26	5,827	4.27
Consolidated tax sharing allocation	(1,485)	(1.02)	(1,350)	(0.98)	(1,004)	(0.74)
Medicare D subsidy	(2,038)	(1.41)	(1,827)	(1.33)	(1,909)	(1.40)
Other items-net	(58)	(0.04)	(561)	(0.40)	(4,146)	(3.04)

Total income tax expense and effective tax rate	$54,497	37.58%	$51,902	37.68%	$47,393	34.69%

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas Light Company
Components of Deferred Income Tax Assets (Liabilities)
	September 30,

(In thousands)	2007		2006

ACCUMULATED DEFERRED INCOME TAXES	Current	Non-current	Current	Non-current

Deferred Income Tax Assets:
Pensions and other post-retirement benefits(a)	$–	$61,726	$–	$–
Uncollectible accounts	5,334	–	6,834	–
Inventory overheads	3,475	–	3,873	–
Employee Compensation & benefits	7,270	16,119	5,481	15,179
Customer advances	–	4,288	–	4,311
Other	850	–	789	–

Total assets	16,929	82,133	16,977	19,490

Deferred Income Tax Liabilities:
Pensions and other post-retirement benefits	–	–	–	16,195
Accelerated depreciation and other plant related items	–	274,025	–	267,201
Losses/gains on reacquired debt	–	2,728	–	3,064
Income taxes recoverable through future rates(a)	–	67,398	–	26,041
Deferred gas costs	3,632	2,214	5,664	3,692
Other	–	391	–	510

Total liabilities	3,632	346,756	5,664	316,703

Net accumulated deferred income tax assets (liabilities)	$13,297	$(264,623)	$11,313	$(297,213)

(a)	Includes amounts related to the adoption of FAS 158

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

Washington Gas provides certain healthcare and life insurance benefits for retired employees. Substantially all employees of Washington Gas may become eligible for such benefits if they attain retirement status while working for Washington Gas. Washington Gas accounts for these benefits under the provisions of SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Washington Gas elected to amortize the accumulated post-retirement benefit obligation of $190.6 million existing at the October 1, 1993 adoption date of this standard, known as the transition obligation, over a twenty-year period.

Certain of our subsidiaries offer defined-contribution savings plans to all eligible employees. These plans allow participants to defer on a pre-tax or after-tax basis, a portion of their salaries for investment in various alternatives. We make matching contributions to the amounts contributed by employees in accordance with the specific plan provisions. These contributions to the plans were $2.9 million, $3.3 million and $3.1 million during fiscal years 2007, 2006 and 2005, respectively.

Washington Gas adopted SFAS No. 158 prospectively effective September 30, 2007. Almost all costs associated with Washington Gas’s defined benefit post-retirement plans have historically been, and will continue to be, recovered through Washington Gas’s rates. Therefore, following the guidance in SFAS No. 71, upon adoption of SFAS No. 158 Washington Gas established a regulatory asset/liability for the majority of the unrecognized costs/income associated with its defined benefit post-retirement plans. To the extent these amounts are not recovered through Washington Gas’s rates, they were recorded directly to “Accumulated other comprehensive loss, net of taxes.” SFAS No. 158 did not change the determination of pension and other post-retirement costs under SFAS No. 87, and SFAS 106. Refer to Note 1—Accounting Policies for a further discussion of the implementation of this standard.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas uses a measurement date of September 30 for its pension, and retiree healthcare and life insurance benefit plans. The following table provides certain information about Washington Gas’s post-retirement benefits:

Post-Retirement Benefits
			Health and Life
(In millions)	Pension Benefits		Benefits

Year Ended September 30,	2007	2006	2007	2006

Change in benefit obligation
Benefit obligation at beginning of year	$697.4	$691.2	$448.4	$404.8
Service cost	11.9	10.5	10.6	10.2
Interest cost	39.0	37.2	25.2	21.8
Curtailment gain	(9.5)	–	(10.5)	–
Change in plan benefits	–	0.8	–	–
Actuarial (gain)/loss	(19.1)	(4.7)	(29.6)	33.1
Retiree contributions	–	–	0.9	–
Medicare part D reimbursements	–	–	1.1	–
Benefits paid	(39.4)	(37.6)	(19.5)	(21.5)

Benefit obligation at end of year	$680.3	$697.4	$426.6	$448.4

Change in plan assets
Fair value of plan assets at beginning of year	$699.9	$691.7	$220.3	$197.4
Actual return on plan assets	81.7	46.9	22.6	14.6
Company contributions	1.4	1.2	32.7	29.8
Retiree contributions	–	–	0.9	–
Medicare part D reimbursements	–	–	1.1	–
Expenses	(2.9)	(2.3)	–	–
Benefits paid	(39.4)	(37.6)	(19.5)	(21.5)

Fair value of plan assets at end of year	$740.7	$699.9	$258.1	$220.3

Funded status at end of year	$60.4	$2.5	$(168.5)	$(228.1)
Amounts not recognized:
Unrecognized actuarial net loss	–	42.8	–	201.7
Unrecognized prior service cost	–	11.9	–	–
Unrecognized transition obligation	–	–	–	10.1

Prepaid (accrued) benefit cost(a)	$60.4	$57.2	$(168.5)	$(16.3)

Total amounts recognized on balance sheet(b)
Prepaid benefit cost	$90.0	$76.2	$–	$–
Regulatory asset (pre-tax)(c)	7.1	–	145.8	–
Current liability	(1.5)	(1.2)	–	–
Accrued benefit liability	(28.1)	(25.4)	(168.5)	(16.3)
Regulatory liability	(19.0)	–	–	–
Accumulated other comprehensive loss (pre-tax)(d)	1.4	7.6	4.5	–

Total recognized	$49.9	$57.2	$(18.2)	$(16.3)

(a)	After the adoption of SFAS No. 158 on September 30, 2007, these amounts are recorded and this reconciliation is no longer required.
(b)	Only includes regulatory assets and liabilities related to the adoption of SFAS No. 158.
(c)	This regulatory asset associated with our health and life benefits recorded on our balance sheet at September 30, 2007 is net of a permanent income tax benefit of $33.4 million related to subsidies to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
(d)	The total amount of accumulated other comprehensive loss recorded on our balance sheets at September 30, 2007 and 2006 is net of an income tax benefit of $2.7 million and $3.0 million, respectively.

The Accumulated Benefit Obligation (ABO) for the qualified pension plan was $606.6 million and $611.5 million at September 30, 2007 and 2006, respectively. The projected benefit obligation and ABO for the non-funded SERP, which had

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

accumulated benefits in excess of plan assets, were $29.6 million and $26.3 million, respectively, as of September 30, 2007, and $29.0 million and $26.6 million, respectively, as of September 30, 2006. The SERP is reflected in the table above and has no assets.

Prior to the implementation of SFAS No. 158 at September 30, 2007, Washington Gas had recognized an additional minimum pension obligation of $5.6 million related to the SERP, with a corresponding adjustment to “Accumulated other comprehensive loss, net of tax.” At September 30, 2006, Washington Gas had recorded an additional minimum pension obligation of $7.6 million related to the SERP. The pre-tax amount included in other comprehensive loss due to the increase in the minimum pension obligation related to the SERP was $2.0 million ($1.2 million after income taxes) and $1.7 million ($856,000 after income taxes) for the fiscal years ended September 30, 2007 and 2006, respectively. Subsequent to the implementation of SFAS No. 158 the additional minimum pension obligation no longer exists.

The following table provides amounts recorded to regulatory assets, regulatory liabilities and accumulated other comprehensive loss at September 30, 2007, related to the implementation of SFAS No. 158:

Unrecognized Costs/Income Recorded on the Balance Sheet
		Health and Life
(In millions)	Pension Benefits	Benefits

Unrecognized actuarial net (gain)/loss	$(17.6)	$143.3
Unrecognized prior service cost	7.1	–
Unrecognized transition obligation	–	7.0

Total	$(10.5)	$150.3

Regulatory asset (pre-tax)	7.1	145.8
Regulatory liability	(19.0)	–
Accumulated other comprehensive loss (pre-tax)	$1.4	$4.5

Total	$(10.5)	$150.3

The following table provides amounts that are included in regulatory assets/liabilities and accumulated other comprehensive loss associated with our unrecognized pension and other post-retirement benefit costs that will be recognized as components of net periodic benefit cost during fiscal year 2008.

Amounts to be Recognized During Fiscal Year 2008
	Regulatory		Accumulated other
	assets/liabilities		comprehensive loss

		Health and		Health and
(In millions)	Pension Benefits	Life Benefits	Pension Benefits	Life Benefits

Actuarial net loss	$0.8	$9.8	$0.2	$0.2
Prior service cost	1.8	–	–	–
Transition obligation	–	1.0	–	0.3

Total	$2.6	$10.8	$0.2	$0.5

Assets under Washington Gas’s post-retirement benefit plans are valued using a method designed to spread realized and unrealized gains and losses over a period of five years. Each year, 20 percent of the prior five years’ asset gains and losses are recognized. The market-related value of assets is set equal to the market value of assets less the following percentages of prior years’ realized and unrealized gains and losses on equities: 80 percent of the prior year, 60 percent of the second prior year, 40 percent of the third prior year and 20 percent of the fourth prior year.

Washington Gas employs a total return investment approach whereby a mix of equities, fixed income and other investments can be used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses through asset growth over the long run. Risk tolerance is established through consideration of plan liabilities, plan funded

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

status, and corporate financial condition. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

The asset allocations for the qualified pension plan and healthcare and life insurance benefit trusts as of September 30, 2007 and 2006, and the weighted average target asset allocations as of September 30, 2007, by asset category, are as follows:

Post-Retirement Investment Allocations

	Pension Benefits			Health and Life Benefits

	Target	Actual		Target	Actual
	Allocation	Allocation		Allocation	Allocation

September 30,	2007	2007	2006	2007	2007	2006

Asset Category
Equity(a)	60%	60%	53%	50%	51%	51%
Debt	35%	36%	47%	50%	49%	49%
Real Estate	5%	4%	–	–	–	–

Total	100%	100%	100%	100%	100%	100%

(a)	None of WGL Holdings’ common stock is included in these plans.

Expected benefit payments, including benefits attributable to estimated future employee service, which are expected to be paid over the next ten years are as follows:

Expected Benefit Payments
	Pension	Health and Life
(In millions)	Benefits	Benefits

2008	$39.7	$20.5
2009	41.2	22.1
2010	42.8	23.7
2011	44.5	25.3
2012	46.4	26.5
2013–2017	254.7	156.6

During fiscal year 2008, Washington Gas does not expect to make any contributions related to its qualified pension plan. Washington Gas expects to make payments totaling $1.5 million in fiscal year 2008 to participants in its non-funded SERP. Washington Gas expects to contribute $32.0 million to its health and life insurance benefit plan during fiscal year 2008.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The components of the net periodic benefit costs (income) for fiscal years 2007, 2006 and 2005 related to pension and other postretirement benefits were as follows:

Components of Net Periodic Benefit Costs (Income)

(In millions)	Pension Benefits			Health and Life Benefits

Year Ended September 30,	2007	2006	2005	2007	2006	2005

Components of net periodic benefit costs (income)
Service cost	$11.9	$10.5	$10.2	$10.6	$10.2	$10.4
Interest cost	39.0	37.2	36.8	25.2	21.8	23.0
Expected return on plan assets	(50.7)	(50.6)	(51.8)	(15.4)	(14.3)	(13.2)
Recognized prior service cost	2.3	2.3	2.2	–	–	–
Recognized actuarial loss	3.7	3.3	1.2	11.5	10.3	8.9
Amortization of transition obligation	–	–	–	1.5	1.5	5.7
Curtailment loss	2.4	–	–	1.6	–	–

Net periodic benefit cost (income)	8.6	2.7	(1.4)	35.0	29.5	34.8

Amount allocated to construction projects	(0.4)	–	0.3	(4.2)	(3.8)	(3.9)
Amount deferred as regulatory asset (liability)-net	(4.7)	(4.1)	(3.4)	0.3	(0.7)	(1.8)

Amount charged (credited) to expense	3.5	$(1.4)	$(4.5)	31.1	$25.0	$29.1

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

As a sponsor of a retiree health care benefit plan that is at least actuarially equivalent to Medicare (Medicare Part D), Washington Gas is eligible to receive a federal subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. All amounts received related to this subsidy are contributed by Washington Gas to its retiree healthcare plan. Expected receipts attributable to the Medicare subsidy to be received over the next ten years are as follows:

Medicare Subsidy Receipts
Health and Life
(In millions)	Benefits

2008	$1.4
2009	1.5
2010	1.7
2011	1.9
2012	2.1
2013–2017	13.1

The weighted average assumptions used to determine net periodic benefit obligations and net periodic benefit costs were as follows:

Net Periodic Benefit Obligations Assumptions
	Pension Benefits		Health and Life Benefits

Years Ended September 30,	2007	2006	2007	2006

Discount rate	6.00%	5.75%	6.00%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Net Periodic Benefit Cost Assumptions
	Pension Benefits			Health and Life Benefits

Years Ended September 30,	2007	2006	2005	2007	2006	2005

Discount rate	5.75%	5.50%	5.75%	5.75%	5.50%	5.75%
Expected long-term return on plan assets	8.25%	8.25%	8.25%	7.25%	7.25%	7.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

Washington Gas determines the expected long-term rate of return by averaging the expected earnings for the target asset portfolio. In developing the expected rate of return assumption, Washington Gas evaluates an analysis of historical actual performance and long-term return projections, which gives consideration to our asset mix and anticipated length of obligation of our plan.

Washington Gas assumed the healthcare cost trend rates related to the APBO for Medicare and non-Medicare eligible retirees to be 10.96 percent and 9.25 percent, respectively, for both fiscal years 2007 and 2006. Washington Gas expects these rates to decrease gradually to 5.75 percent and 5.50 percent, respectively, in 2012 and remain at those levels thereafter.

The assumed healthcare trend rate has a significant effect on the amounts reported for the healthcare plans. A one percentage-point change in the assumed healthcare trend rate would have the following effects:

Healthcare Trends

	One	One
	Percentage-Point	Percentage-Point
(In millions)	Increase	Decrease

Increase (decrease) total service and interest cost components	$6.7	$(5.3)
Increase (decrease) post-retirement benefit obligation	$62.6	$(50.6)

In addition to the assumptions listed above, the measurement of net periodic benefit obligations and net periodic benefit costs are dependent on other factors such as mortality rates. Effective September 30, 2006, Washington Gas updated the mortality table it uses to develop its mortality rates to reflect more current life expectancy experience. This change did not have a significant effect on the net periodic benefit obligation of either the pension or the healthcare and life insurance benefit plans; however, it did have the effect of increasing the amount of periodic benefit expense for fiscal year 2007.

     REGULATORY MATTERS

A significant portion of the estimated pension and post-retirement medical and life insurance benefits apply to our regulated activities. Each regulatory commission having jurisdiction over Washington Gas requires it to fund amounts reflected in rates for post-retirement medical and life insurance benefits into irrevocable trusts. The expected pre-tax long-term rate of return on the assets in the trusts was 7.25 percent for fiscal years 2007, 2006 and 2005. Washington Gas assumes a 35.0 percent federal income tax rate to compute taxes on the taxable portion of the income in the trusts.

District of Columbia Jurisdiction

Washington Gas recovers all costs allocable to the District of Columbia associated with its qualified pension plan and other post-retirement medical and life insurance benefits. Expenses of the SERP allocable to the District of Columbia are not recovered through rates. The PSC of DC granted the recovery of post-retirement medical and life insurance benefit costs determined in accordance with GAAP through a five-year phase-in plan that ended September 30, 1998. Washington Gas deferred the difference generated during the phase-in period as a regulatory asset. Effective October 1, 1998, the PSC of DC granted Washington Gas full recovery of costs determined under GAAP, plus a fifteen-year amortization of the regulatory asset established during the phase-in period.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Virginia Jurisdiction

On September 28, 1995, the State Corporation Commission of Virginia (SCC of VA) issued a generic order that allowed Washington Gas to recover most costs determined under GAAP for post-retirement medical and life insurance benefits in rates over twenty years. The SCC of VA, however, set a forty-year recovery period of the transition obligation. As prescribed by GAAP, Washington Gas amortizes these costs over a twenty-year period. With the exception of the transition obligation, the SCC of VA has approved a level of rates sufficient to recover annual costs for all pension and other post-retirement medical and life insurance benefit costs determined under GAAP.

Maryland Jurisdiction

The PSC of MD has not rendered a decision that specifically addresses recovery of post-retirement medical and life insurance benefit costs determined in accordance with GAAP. However, the PSC of MD has approved a level of rates sufficient to recover these costs and pension costs as determined under GAAP.

13.	STOCK-BASED COMPENSATION

     STOCK-BASED COMPENSATION FOR KEY EMPLOYEES

We have granted share-based awards in the form of stock options and performance shares under our shareholder-approved 1999 Incentive Compensation Plan, as amended and restated (1999 Plan). The 1999 Plan allows WGL Holdings to issue up to 2,000,000 shares of common stock to persons designated by the Human Resources Committee of the Board of Directors, including officers and key employees. Effective March 1, 2007, WGL Holdings adopted a shareholder-approved Omnibus Incentive Compensation Plan (Omnibus Plan). The Omnibus Plan was adopted to replace, on a prospective basis, the 1999 Plan. The Omnibus Plan provides similar benefits as provided under the 1999 Plan. Stock options, stock appreciation rights, restricted stock, deferred stock, stock granted as a bonus in lieu of other awards, dividend equivalents, other stock-based awards and cash awards may be granted under the Omnibus Plan. The Omnibus Plan allows WGL Holdings to issue up to 1,700,000 shares of common stock, subject to adjustment as provided by the plan, to persons designated by the Human Resources Committee of the Board of Directors, including officers and key employees.

For performance shares, we impose performance goals based on certain market conditions, which if unattained, may result in no performance shares being earned for the applicable performance period. Performance shares granted generally vest over three years from the date of grant. At the end of the associated vesting period, the number of common shares issued related to performance shares depends upon our achievement of performance goals for total shareholder return relative to a selected peer group of companies. We have also granted stock options at the market value of WGL Holdings common stock on the date of grant. Our stock options generally have a vesting period of three years, and expire ten years from the date of grant. Both stock option and performance share awards provide for accelerated vesting upon change in control. Additionally, the stock options provide for accelerated vesting upon retirement, death or disability. We generally issue new shares of common stock in order to satisfy stock issuances related to both stock options and performance shares; however, we may, from time to time, repurchase shares of our common stock on the open market in order to satisfy these issuances.

For the years ended September 30, 2007 and 2006, we recognized stock-based compensation expense related to our performance shares and stock options of $5.0 million and $4.4 million, respectively, along with related income tax benefits of $2.0 million and $1.8 million, respectively, in accordance with SFAS No. 123(R) which we adopted effective October 1, 2005 (refer to Note 1—Accounting Policies). For the year ended September 30, 2005, we recognized stock-based compensation expense related to our performance shares of $3.4 million, respectively, along with related income tax benefits of $1.2 million in accordance with APB Opinion No. 25.

As of September 30, 2007, there was $4.1 million of total unrecognized compensation expense related to share-based awards granted. Performance shares and stock options comprised $2.9 million and $1.2 million of total unrecognized compensation expense, respectively. The total unrecognized compensation expense is expected to be recognized over a weighted average period of 1.6 years, which comprises 1.7 years and 1.4 years for performance shares and stock options, respectively. During the fiscal years ended September 30, 2006 and 2005, we paid $1.0 million and $415,000, respectively, for income taxes withheld in connection with the settlement of share-based awards. During fiscal year 2007, there were no cash payments in connection with the settlement of our share-based awards.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

     Performance Shares

The following table summarizes information regarding performance share activity under the 1999 Plan during the fiscal year ended September 30, 2007.

Performance Share Activity

	Year Ended
	September 30, 2007

		Weighted
		Average
	Number of	Grant-Date
	Shares(a)	Fair Value

Non-vested and outstanding, beginning of year	324,763	$30.49
Granted	105,122	$29.68
Vested	(104,038)	$29.28
Cancelled/forfeited	(37,760)	$31.00

Non-vested and outstanding, end of year	288,087	$30.57

(a)	The number of common shares issued related to performance shares may range from zero to 200 percent of the number of shares shown in the table above based on our achievement of performance goals for total shareholder return relative to a selected peer group of companies.

The total intrinsic value of performance shares vested during the years ended September 30, 2006 and 2005 was $2.6 million and $1.0 million, respectively. No common shares were issued related to performance shares that vested in fiscal year 2007. Performance shares non-vested and outstanding at September 30, 2007 had a weighted average remaining contractual term of one year.

We measure compensation expense related to performance shares based on the fair value of these awards at their date of grant. Compensation expense for performance shares is recognized for awards that ultimately vest, and is not adjusted based on the actual achievement of performance goals. We estimate the fair value of performance shares on the date of grant using a Monte Carlo simulation model based on the following assumptions:

Fair Value Assumptions

Years Ended September 30,	2007	2006	2005

Expected stock-price volatility	15.7%	17.6%	21.6%
Dividend yield	4.3%	4.1%	4.6%
Risk-free interest rate	4.6%	4.2%	1.7%
Weighted average fair value of performance share granted during the year	$29.68	$32.62	$29.62

Expected stock-price volatility is based on the daily historical volatility of our common shares for the past three fiscal years. The dividend yield represents our annualized dividend yield on the closing market price of our common stock at the date of the grant. The risk-free interest rate is based on the zero-coupon U.S. Treasury bond, with a term equal to the three-year contractual term of the performance shares.

On October 1, 2007 we made our annual performance share grant and, in place of our annual stock option grant, we granted performance units. Similar to our performance shares, performance units are granted at target levels and will be valued using a Monte Carlo simulation model. Any performance units that may be earned pursuant to terms of the grant will be paid in cash and are valued at $1.00 per performance unit. Our performance units are liability awards as they settle in cash; therefore, we will measure and record compensation expense for these awards based on their fair value at the end of each period until their vesting date. This may cause fluctuations in earnings that do not exist under the accounting requirements for both our stock options and performance shares.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

     Stock Options

The following table summarizes information regarding stock option activity under the 1999 Plan during the fiscal year ended September 30, 2007.

Stock Option Activity

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	Of	Exercise	Contractual	Intrinsic Value
	Options	Price	Term (In years)	(In thousands)

Outstanding at September 30, 2006	1,524,417	$28.17
Granted	446,451	$31.34
Exercised	(425,112)	$27.43
Cancelled/forfeited	(3,616)	$31.34

Outstanding at September 30, 2007	1,542,140	$29.28	7.20	$7,105

Exercisable at September 30, 2007	497,647	$26.38	5.25	$3,739

We received $11.7 million, $2.9 million, and $567,000 related to the exercise of stock options during the years ended September 30, 2007, 2006, and 2005, respectively. The actual tax benefits realized for the fiscal years ended September 30, 2007 and 2006 were $962,000 and $274,000, respectively. No tax benefits were realized for the fiscal year ended September 30, 2005.

We measure compensation expense related to stock options based on the fair value of these awards at their date of grant. Compensation expense for stock options is recognized for awards that ultimately vest. We estimate the fair value of stock options on the date of the grant using the Black-Scholes option-pricing model based on the following assumptions:

Fair Value Assumptions

Years Ended September 30,	2007	2006	2005

Expected stock-price volatility	19.8%	22.1%	21.6%
Dividend yield	4.3%	4.1%	4.6%
Risk-free interest rate	4.6%	4.3%	1.7%
Expected option term	5.9 years	6.5 years	3 years
Weighted average fair value of stock options granted during the year	$4.78	$5.51	$3.07

Expected stock-price volatility is based on the daily historical volatility of our common shares over a period that approximates the expected term of the stock options. The dividend yield represents our annualized dividend yield on the closing market price of our common stock at the date of grant. The risk-free interest rate is based on the zero-coupon U.S. Treasury bond, with a term equal to the expected term of the stock options. The expected option term is based on our historical experience with respect to stock option exercises and expectations about future exercises.

     STOCK GRANTS TO DIRECTORS

Non-employee directors receive a portion of their annual retainer fee in the form of common stock through the Directors’ Stock Compensation Plan. Up to 120,000 shares of common stock may be awarded under the plan. Shares granted to directors totaled 12,600 for fiscal year 2007 and 8,400 in both fiscal years 2006 and 2005. For those years, the fair value of the stock on the grant dates was $32.72, $30.55, and $30.42, respectively. Shares awarded to the participants: (i) vest immediately and cannot be forfeited, (ii) may be sold or transferred and (iii) have voting and dividend rights. For the years ended September 30, 2007, 2006 and 2005, WGL Holdings recognized stock-based compensation expense related to these stock grants of $412,000, $257,000 and $256,000, respectively, along with related income tax benefits of $149,000, $93,000 and $93,000, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

14.	ENVIRONMENTAL MATTERS

We are subject to federal, state and local laws and regulations related to environmental matters. These evolving laws and regulations may require expenditures over a long timeframe to control environmental effects. Almost all of the environmental liabilities we have recorded are for costs expected to be incurred to remediate sites where we or a predecessor affiliate operated manufactured gas plants (MGP). Estimates of liabilities for environmental response costs are difficult to determine with precision because of the various factors that can affect their ultimate level. These factors include, but are not limited, to the following:

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

Washington Gas has identified up to ten sites where it or its predecessors may have operated MGPs. Washington Gas last used any such plant in 1984. In connection with these operations, we are aware that coal tar and certain other by-products of the gas manufacturing process are present at or near some former sites, and may be present at others. Based on the information available to us, we have concluded that none of the sites are likely to present an unacceptable risk to human health or the environment.

At one of the former MGP sites, studies show the presence of coal tar under the site and an adjoining property. Washington Gas has taken steps to control the movement of contaminants into an adjacent river by installing a water treatment system that removes and treats contaminated groundwater at the site. Washington Gas received approval from governmental authorities for a comprehensive remediation plan for the majority of the site that permits commercial development of Washington Gas’s property. Washington Gas has entered into an agreement with a national developer for the development of this site in phases. The first two phases have been completed, with Washington Gas retaining a ground lease on each phase. A Record of Decision for that portion of the site not owned by Washington Gas was issued in August of 2006, and Washington Gas is in the process of negotiating a consent agreement to perform the remediation. On September 21, 2006, governmental authorities notified Washington Gas of their desire to have the utility investigate and remediate river sediments in the area directly in front of the former MGP site. There has been no agreement among Washington Gas and governmental authorities as to the type and level of sediment investigation and remediation that should be undertaken for this area of the river; accordingly, we cannot estimate at this time the potential future costs of such investigation and remediation.

At a second former MGP site and on an adjacent parcel of land, Washington Gas developed a “monitoring-only” remediation plan for the site. This remediation plan received approval under a state voluntary closure program.

We do not expect that the ultimate impact of these matters will have a material adverse effect on our capital expenditures, earnings or competitive position. At the remaining eight sites, either the appropriate remediation is being undertaken, or no remediation should be necessary.

At September 30, 2007 and 2006, Washington Gas had a liability of $7.1 million and $7.5 million, respectively, on an undiscounted basis related to future environmental response costs, which included the estimated costs for the ten MGP sites. These estimates principally include the minimum liabilities associated with a range of environmental response costs expected to be incurred at the sites identified. At September 30, 2007 and 2006, Washington Gas estimated the maximum liability associated with all of its sites to be approximately $10.8 million and $14.0 million, respectively. The estimates were determined by Washington Gas’s environmental experts, based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. Variations within the range of estimated liability result primarily from differences in the number of years that will be required to perform environmental response processes at each site and the extent of remediation that may be required.

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

At September 30, 2007 and 2006, Washington Gas reported a regulatory asset of $2.9 million and $3.0 million, respectively, for the portion of environmental response costs that are expected to be recoverable in future rates. Washington Gas does not expect that the ultimate impact of these matters will have a material adverse effect on its financial statements.

15. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

Minimum future rental payments under operating leases over the next five years and thereafter are as follows:

Minimum Payments Under Operating Leases
(In millions)
2008	$4.6
2009	4.2
2010	3.0
2011	3.0
2012	3.1
Thereafter	20.3

Total	$38.2

Rent expense totaled $4.8 million, $4.3 million and $4.7 million in fiscal years ended September 30, 2007, 2006 and 2005, respectively.

     REGULATED UTILITY OPERATIONS

Operating Issues Related To Cove Point Natural Gas Supply

In fiscal year 2005, Washington Gas began addressing a significant increase in the number of natural gas leaks on its distribution system in a portion of Prince George’s County, Maryland. Through independent research, Washington Gas concluded that the significant increase in the number of natural gas leaks in the affected area of Prince George’s County was due to the composition of the vaporized LNG received from the Cove Point LNG terminal. The imported Cove Point gas contains a lower concentration of heavy hydrocarbons (HHCs) than domestically produced natural gas, which caused the seals on certain mechanical couplings to shrink and those couplings to leak. Laboratory tests, however, have shown that the injection of HHCs into the type of gas coming from the Cove Point LNG terminal can be effective in re-swelling the seals in couplings which increases their sealing force and, thus, reduces the propensity for the couplings to leak.

To resolve the significant increase in leaks, Washington Gas replaced gas service lines and replaced or rehabilitated gas mains that contained the affected mechanical couplings in Prince George’s County (the rehabilitation project). To date, leak rates in the affected area have dramatically declined to a level that has allowed Washington Gas to return to normal evaluation procedures to address maintenance and repair decisions. This rehabilitation project has been nearly completed at an estimated total cost of $89 million. On November 16, 2007, the PSC of MD approved the recovery of these costs.

Additionally, Washington Gas constructed a facility to inject HHCs into the gas stream at the gate station that exclusively receives gas from the Cove Point terminal and serves the affected area. This facility became operational in January 2006 at a cost of approximately $3.2 million. Since the HHC injection facility became operational, Washington Gas has been evaluating the effectiveness of this HHC injection process on the affected couplings under field conditions. Our evaluation of the role of these HHC injections as a preventative and remedial measure was filed in a report to the PSC of MD on June 29, 2007. Based on this evaluation, Washington Gas will continue the gas conditioning operations at this gate station. Additionally, Washington Gas has constructed a second facility in Rockville, Maryland which is expected to be operational in fiscal year 2008 and has a third facility planned for Dranesville, Virginia which is expected to be operational in fiscal year 2009. These additional gate station facilities are being constructed in anticipation of additional volumes flowing through our distribution system from the Cove Point terminal.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Through September 30, 2007, Washington Gas had incurred $5.5 million of HHC commodity purchase costs for HHCs injected into our system since February 2006. We have been granted cost recovery for the majority of these costs in Virginia and Maryland, and have requested cost recovery for both past and future HHC costs in the District of Columbia as we continue our efforts to recover all HHC costs (refer to the section entitled “Regulatory Contingencies”).

Natural Gas Contracts—Minimum Commitments

At September 30, 2007, Washington Gas had service agreements with four pipeline companies that provide direct service for firm transportation and/or storage services. These agreements, which have expiration dates ranging from fiscal years 2008 to 2028, require Washington Gas to pay fixed charges each month. Additionally, Washington Gas had agreements for other pipeline and peaking services with expiration dates ranging from 2008 to 2027. These agreements were entered into based on current estimates of growth of the Washington Gas system, together with other factors, such as current expectations of the timing and extent of unbundling initiatives in the Washington Gas service territory.

The following table summarizes the minimum contractual payments that Washington Gas will make under its pipeline transportation, storage and peaking contracts during the next five fiscal years and thereafter.

Washington Gas Contract Minimums

(In millions)	Pipeline Contracts

2008	$164.9
2009	153.6
2010	139.2
2011	131.0
2012	107.5
Thereafter	688.9

Total	$1,385.1

Not included in the table above are short-term minimum commitments of $94.8 million to purchase natural gas in fiscal year 2008, as well as long-term obligations to purchase fixed quantities of natural gas totaling 822.3 million therms for the period from 2008-2017. Prices for these quantities will be based on market conditions at the time the natural gas is purchased. A portion of these fixed-quantity, variable price contracts, which are excluded from the table above, are entered into concurrently with matching sales contracts as a part of Washington Gas’s internal asset optimization program. Contracts under our internal asset optimization program are accounted for as derivatives (refer to Note 1—Accounting Policies and Note 7—Derivative and Weather-Related Instruments for a discussion of our derivative instruments).

When a customer selects a third-party marketer to provide supply, Washington Gas generally assigns pipeline and storage capacity to unregulated third-party marketers to deliver gas to Washington Gas’s city gate. In order to provide the gas commodity to customers who do not select an unregulated third-party marketer, Washington Gas has a commodity acquisition plan to acquire the natural gas supply to serve the customer.

In connection with this energy acquisition plan, Washington Gas utilizes asset management specialists to acquire a portion of the necessary supply to serve these customers. Washington Gas’s commitment to its asset managers, when implementing its option to purchase gas supply through April 30, 2008, is at a market price that is tied to various public indices for natural gas. The contract commitments are related to customer demand, and there are no minimum bill commitments. Accordingly, there are no commitment amounts included in the table above.

Currently, Washington Gas recovers its cost of gas to serve its customers through the purchased gas cost recovery mechanisms included in its retail rate schedules in each of its jurisdictions. However, the timing and extent of Washington Gas’s initiatives or regulatory requirements to separate the purchase and sale of natural gas from the delivery of gas could cause its gas supply commitments to exceed its continued sales obligations.

Washington Gas has rate provisions in each of its jurisdictions that would allow it to continue to recover potential excess commitments in rates. Washington Gas also actively manages its supply portfolio to ensure its sales and supply obligations remain balanced. This reduces the likelihood that the contracted supply commitments would exceed supply obligations. However, to the

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

extent Washington Gas were to determine that changes in regulation would cause it to discontinue recovery of these costs in rates, Washington Gas would be required to charge these costs to expense without any corresponding revenue recovery. If this occurred, depending upon the timing of the occurrence, the related impact on our financial position and results of operations would likely be significant.

Regulatory Contingencies

Certain legal and administrative proceedings incidental to our business, including regulatory contingencies, involve WGL Holdings and/or its subsidiaries. In our opinion, we have recorded an adequate provision for probable losses or refunds to customers for regulatory contingencies related to these proceedings.

District of Columbia Jurisdiction

Recovery of HHC Costs.  On May 1, 2006, Washington Gas filed two tariff applications with the PSC of DC requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the utility to recover from its delivery service customers the costs of HHCs that are being injected into Washington Gas’s natural gas distribution system. Washington Gas has been recovering the costs of HHCs from sales customers in the District of Columbia through its PGC provision in this jurisdiction. On October 2, 2006, the PSC of DC issued an order rejecting Washington Gas’s proposed tariff revisions until the PSC of MD issues a final order related to this matter (refer to “Maryland Jurisdiction” below). On October 12, 2006, Washington Gas filed a Motion for Clarification requesting that the PSC of DC affirm that Washington Gas can continue collecting HHC costs from sales customers through its PGC provision or to record such HHC costs incurred as a regulatory asset pending a ruling by the PSC of DC on future cost recovery. On May 11, 2007, the PSC of DC directed Washington Gas to cease prospective recovery of the cost of HHCs through the PGC provision, with future HHC costs to be recorded as a “pending” regulatory asset. On November 16, 2007, the PSC of MD issued a Final Order in the relevant case supporting full recovery of the HHC costs in Maryland which removes the precedent condition set by the PSC of DC to consider this issue.

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

Recovery of HHC Costs.  In March 2006, Washington Gas began recovering the costs of HHCs that are being injected into its natural gas distribution system from Maryland sales customers through its PGC provision in Maryland. On April 28, 2006, Washington Gas filed an application with the PSC of MD requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the utility to recover the cost of HHCs from its delivery service customers, as well as from its sales customers. On June 27, 2006, the PSC of MD issued an order that rejected Washington Gas’s proposed tariff revisions until an evidentiary hearing was held to further consider matters relating to the efficacy of the HHC injections in addressing existing leaks or in preventing additional leaks on Washington Gas’s distribution system (refer to the section entitled “Operating Issues Related To Cove Point Natural Gas Supply”). In addition to ordering an evidentiary hearing, the PSC of MD directed Washington Gas to cease recovering HHC costs being recovered through the PGC provision and to record costs

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

that will be incurred in the future in a “pending” regulatory asset account for future regulatory disposition following the conclusion of the evidentiary hearing which was held on February 6, 2007.

On April 2, 2007, a Hearing Examiner of the PSC of MD issued a Proposed Order granting Washington Gas full recovery of the cost of HHC injections related to Maryland sales and delivery service customers. Additionally, the Proposed Order allowed for full recovery of costs that were included in the “pending” regulatory asset account. In the Proposed Order, the Hearing Examiner concluded that based on available evidence, the injection of HHCs was a reasonable measure for which Washington Gas should be compensated. On November 16, 2007, the PSC of MD issued a Final Order affirming and adopting this Proposed Order.

Virginia Jurisdiction

Annual Earnings Test.  In connection with a December 18, 2003 Final Order, the SCC of VA ordered Washington Gas to reduce its rate base related to net utility plant by $28 million, which was net of accumulated deferred income taxes of $14 million, and to establish an equivalent regulatory asset for regulatory accounting purposes only. This regulatory asset, which was presented within “Accumulated depreciation and amortization” on the balance sheets, represented the difference between the accumulated reserve for depreciation recorded on the books of Washington Gas and a theoretical reserve that was derived by the Staff of the SCC of VA (VA Staff) as part of its review of Washington Gas’s depreciation rates, and was being amortized as a component of depreciation expense over 32 years pursuant to the Final Order. The SCC of VA further ordered that an annual “earnings test” be performed to determine if Washington Gas had earned in excess of its allowed rate of return on common equity for its Virginia operations. In connection with a depreciation study filed by Washington Gas with the SCC of VA, the VA Staff concluded on December 27, 2006 that it was no longer necessary for Washington Gas to recognize this regulatory asset or perform annual earnings test calculations (refer to “Depreciation Study” below for a further discussion of this matter).

Final Order on Application for Rate Increase.  On September 15, 2006, Washington Gas filed an application with the SCC of VA to increase its annual delivery service revenues in Virginia by approximately $23.0 million, subsequently revised to $17.2 million on November 8, 2006, due to a reduction in depreciation rates as further discussed in the section below entitled “Depreciation Study.” Among other things, the application requested an overall rate of return of 9.12 percent and a return on common equity of 11.25 percent. This compares to the previous overall rate of return of 8.44 percent and return on common equity of 10.50 percent as authorized by the SCC of VA in its Final Order dated December 18, 2003. On February 13, 2007, under the regulations of the SCC of VA, Washington Gas implemented the proposed general increase, subject to refund.

On September 19, 2007, the SCC of VA issued a Final Order approving an unopposed Stipulation related to this rate case. The Stipulation, filed on July 30, 2007, was signed by Washington Gas, the VA Staff and one other participant in the proceeding. The Final Order approves an annual rate increase of $3.9 million and allows for a rate of return on common equity of 10.0 percent and an overall rate of return of 8.41 percent. The Final Order also provides for various billing, rate design and other proposals requested by Washington Gas in the rate case application.

Pursuant to the Final Order, refunds with interest will be made to customers by December 18, 2007. Washington Gas has been recording a reserve to reflect this estimated refund liability, beginning February 13, 2007; therefore, earnings will not be materially affected when the refund is made.

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

On April 13, 2007, Washington Gas filed the portion of the depreciation study related to the Maryland jurisdiction. The impact of the newly proposed depreciation rates was reflected in Washington Gas’s cost of service study that was included as part of an April 20, 2007 rate application. This depreciation issue has been moved to a phase-two proceeding and the depreciation issues were not addressed in an order issued on November 16, 2007 by the PSC of MD related to the April 20, 2007 application.

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

In connection with Washington Gas’s September 15, 2006 rate application filed with the SCC of VA, on November 8, 2006, Washington Gas included that portion of the depreciation study related to the Virginia jurisdiction. Based on the results of the depreciation study, Washington Gas reduced the requested $23.0 million rate increase in the September 15, 2006 SCC of VA application to $17.2 million. In December 2006, the VA Staff approved the reduction in Washington Gas’s depreciation rates. In accordance with Virginia regulatory policy, Washington Gas implemented the new depreciation rates retroactive to January 1, 2006, which coincides with the measurement date of the approved depreciation study. Accordingly, our depreciation and amortization expense for the current fiscal year included a benefit totaling $9.3 million (pre-tax), of which $3.9 million (pre-tax) was applicable to the period from January 1, 2006 through September 30, 2006 and $5.4 million (pre-tax) was related to fiscal year 2007. Of this $5.4 million current period benefit, approximately $2.0 million was recorded prior to the implementation of new rates in Virginia. When new rates were put into effect in Virginia, both annual revenues and annual depreciation expense were reduced by equivalent amounts; therefore, subsequent to February 13, 2007, there was no further impact on annual operating income for this reduction.

NON-UTILITY OPERATIONS

WGEServices enters into contracts to purchase natural gas and electricity designed to match the duration of its sales commitments, and effectively to lock in a margin on estimated sales over the terms of existing sales contracts. As listed below, natural gas purchase commitments are based on existing fixed-price purchase contracts using city gate equivalent deliveries, the majority of which are for fixed volumes. Also listed below are electricity purchase commitments that are based on existing fixed-price purchase commitments, all of which are for fixed volumes.

The following table summarizes the contractual obligations and minimum commitments of WGEServices for both natural gas and electricity for the next five years and thereafter:

WGEServices Contract Minimums

	Gas Purchase	Pipeline	Electric Purchase
(In millions)	Commitments(a)	Contracts	Commitments	Total

2008	$325.6	$2.7	$203.5	$531.8
2009	94.0	1.2	66.5	161.7
2010	30.3	0.6	27.1	58.0
2011	4.0	0.1	4.8	8.9
2012	–	–	–	–
Thereafter	–	–	–	–

Total	$453.9	$4.6	$301.9	$760.4

(a)	Represents fixed price commitments with city gate equivalent deliveries.

Financial Guarantees

WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity made by WGEServices. At September 30, 2007, these guarantees totaled $316.6 million. Termination of these guarantees is coincident with the satisfaction of all obligations of WGEServices covered by the guarantees. WGL Holdings also issued guarantees totaling $3.0 million at September 30, 2007 that were made on behalf of certain of its non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $319.6 million, $3.1 million, $29.0 million and $605,000 are due to expire on December 31, 2007, June 30, 2008 and February 29, 2008, respectively. The remaining guarantees of $286.9 million do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of our financial instruments at September 30, 2007 and 2006. The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amount of current assets and current liabilities approximates fair value because of the short-term maturity of these instruments, and therefore are not shown in the table below.

Fair Value of Financial Instruments
At September 30,	2007		2006

	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value

Preferred stock	$28.2	$25.4	$28.2	$25.2
Long-term debt(a)	$616.5	$623.8	$576.3	$593.4

(a)	Excludes current maturities and unamortized discounts.

Washington Gas’s preferred stock is listed on the Over-the-Counter Bulletin Board (OTCBB). During fiscal year 2007, we determined that quoted market prices on the OTCBB provide a reasonable measure of fair value and accordingly, we are now calculating the fair market value of our preferred stock based on these quoted market prices. The September 30, 2006 fair value has been revised to reflect this methodology. The fair value of long-term debt was estimated based on the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for Washington Gas’s credit quality and the present value of future cash flows.

17. OPERATING SEGMENT REPORTING

We identify and report on operating segments under the “management approach.” Operating segments comprise revenue-generating components of an enterprise for which we produce separate financial information internally that we regularly use to make operating decisions and assess performance. We report three operating segments: (i) regulated utility, (ii) retail energy-marketing and (iii) commercial HVAC.

With approximately 93 percent of WGL Holdings’ consolidated total assets, the regulated utility segment is our core business and comprises Washington Gas and Hampshire. The regulated utility segment, through Washington Gas, provides regulated gas distribution services (including the sale and delivery of natural gas, meter reading, responding to customer inquiries, bill preparation and the construction and maintenance of its natural gas distribution system) to customers primarily in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia. In addition to the regulated operations of Washington Gas, the regulated utility segment includes the operations of Hampshire, an underground natural gas storage company that is regulated under a cost of service tariff by the FERC and provides services exclusively to Washington Gas.

Through WGEServices, the retail energy-marketing segment sells natural gas and electricity directly to retail customers, both inside and outside of Washington Gas’s traditional service territory, in competition with regulated utilities and unregulated gas and electricity marketers. Through WGESystems, the commercial HVAC segment designs, renovates and services mechanical heating, ventilating and air conditioning systems for commercial and governmental customers.

Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations as presented below in the Operating Segment Financial Information.

The same accounting policies applied in preparing our consolidated financial statements, as discussed in Note 1—Accounting Policies also apply to the reported segments. While net income or loss is the primary criterion for measuring a segment’s performance, we

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

also evaluate our operating segments based on other relevant factors, such as penetration into their respective markets and return on equity. The following tables present operating segment information for the fiscal years ended September 30, 2007, 2006 and 2005.

Operating Segment Financial Information

		Non-Utility Operations
		Retail
	Regulated	Energy-		Other	Discontinued
(In thousands)	Utility	Marketing	HVAC	Activities	Operations	Eliminations	Consolidated

Year Ended September 30, 2007

Operating Revenues(a)	$1,513,839	$1,138,440	$10,175	$119	$–	$(16,565)	$2,646,008

Operating Expenses:
Cost of Energy-Related Sales	892,376	1,071,563	7,815	–	–	(16,565)	1,955,189
Operation	206,623	23,253	2,053	3,730	–	–	235,659
Maintenance	39,685	–	–	–	–	–	39,685
Depreciation and Amortization	89,907	674	24	–	–	–	90,605
General Taxes and Other Assessments:
Revenue Taxes	55,949	753	–	–	–	–	56,702
Other	40,648	2,561	87	25	–	–	43,321

Total Operating Expenses	1,325,188	1,098,804	9,979	3,755	–	(16,565)	2,421,161

Operating Income (Loss)	188,651	39,636	196	(3,636)	–	–	224,847
Other Income (Expenses)—Net	2,615	39	446	3,220	–	(2,942)	3,378
Interest Expense	45,157	2,930	–	3,723	–	(2,942)	48,868
Dividends on Washington Gas Preferred Stock	1,320	–	–	–	–	–	1,320
Income Tax Expense	54,900	14,319	275	643	–	–	70,137

Income (Loss) from Continuing Operations	89,889	22,426	367	(4,782)	–	–	107,900
Loss from Discontinued Operations, Net of Tax	–	–	–	–	–	–	–

Net Income (Loss) Applicable to Common Stock	$89,889	$22,426	$367	$(4,782)	$–	$–	$107,900

Total Assets	$2,836,492	$224,150	$12,475	$70,329	$–	$(97,085)	$3,046,361

Capital Expenditures/Investments	$162,561	$1,885	$85	$–	$–	$–	$164,531

Year Ended September 30, 2006

Operating Revenues(a)	$1,637,491	$1,001,596	$13,138	$639	$–	$(14,981)	$2,637,883

Operating Expenses:
Cost of Energy-Related Sales	1,031,650	960,516	11,044	–	–	(14,981)	1,988,229
Operation	198,044	16,944	1,736	2,875	–	–	219,599
Maintenance	38,423	–	–	–	–	–	38,423
Depreciation and Amortization	92,712	333	10	–	–	–	93,055
General Taxes and Other Assessments:
Revenue Taxes	55,964	1,395	–	–	–	–	57,359
Other	40,726	(1,976)	49	29	–	–	38,828

Total Operating Expenses	1,457,519	977,212	12,839	2,904	–	(14,981)	2,435,493

Operating Income (Loss)	179,972	24,384	299	(2,265)	–	–	202,390
Other Income (Expenses)—Net	1,950	3	357	3,784	–	(2,853)	3,241
Interest Expense	44,026	3,172	–	3,959	–	(2,853)	48,304
Dividends on Washington Gas Preferred Stock	1,320	–	–	–	–	–	1,320
Income Tax Expense	51,977	7,900	206	1,230	–	–	61,313

Income (Loss) from Continuing Operations	84,599	13,315	450	(3,670)	–	–	94,694
Loss from Discontinued Operations, Net of Tax	–	–	–	–	(7,116)	–	(7,116)

Net Income (Loss) Applicable to Common Stock	$84,599	$13,315	$450	$(3,670)	$(7,116)	$–	$87,578

Total Assets	$2,574,186	$226,675	$12,061	$107,089	$–	$(128,605)	$2,791,406

Capital Expenditures/Investments(b)	$157,906	$1,849	$2	$–	$–	$–	$159,757

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Operating Segment Financial Information
		Non-Utility Operations
	Regulated	Retail Energy-		Other	Discontinued
(In thousands)	Utility	Marketing	HVAC	Activities	Operations	Eliminations	Consolidated

Year Ended September 30, 2005

Operating Revenues(a)	$1,402,905	$773,046	$9,482	$1,425	$–	$(23,515)	$2,163,343

Operating Expenses:
Cost of Energy-Related Sales	796,413	705,022	8,500	–	–	(23,515)	1,486,420
Operation	201,633	16,049	2,209	2,740	–	(5)	222,626
Maintenance	39,949	–	–	–	–	–	39,949
Depreciation and Amortization	89,859	254	22	–	–	–	90,135
General Taxes and Other Assessments:
Revenue Taxes	58,170	12,092	–	–	–	–	70,262
Other	40,478	2,210	57	41	–	–	42,786

Total Operating Expenses	1,226,502	735,627	10,788	2,781	–	(23,520)	1,952,178

Operating Income (Loss)	176,403	37,419	(1,306)	(1,356)	–	5	211,165
Other Income (Expenses)—Net	1,159	12	191	1,499	–	(570)	2,291
Interest Expense	41,600	749	203	1,316	–	(565)	43,303
Dividends on Washington Gas Preferred Stock	1,320	–	–	–	–	–	1,320
Income Tax Expense (Benefit)	47,150	14,388	(4)	1,227	–	–	62,761

Income (Loss) from Continuing Operations	87,492	22,294	(1,314)	(2,400)	–	–	106,072
Loss from Discontinued Operations, Net of Tax	–	–	–	–	(2,579)	–	(2,579)

Net Income (Loss) Applicable to Common Stock	$87,492	$22,294	$(1,314)	$(2,400)	$(2,579)	$–	$103,493

Total Assets	$2,451,831	$154,964	$10,921	$38,698	$10,346	$(65,679)	$2,601,081

Capital Expenditures/Investments(b)	$112,036	$730	$2	$–	$–	$–	$112,768

(a)	Operating revenues are reported gross of revenue taxes. Revenue taxes of both the regulated utility and the retail energy-marketing segments include gross receipts taxes. Revenue taxes of the regulated utility segment also include PSC fees, franchise fees and energy taxes.
(b)	Excludes capital expenditures of discontinued operations totaling $158,000 and $244,000 for fiscal years ended September 30, 2006 and 2005, respectively.

18.	RELATED PARTY TRANSACTIONS

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

At September 30, 2007 and 2006, the Washington Gas Balance Sheets reflected a receivable from associated companies of $970,000 and $1.1 million, respectively. At September 30, 2007 and 2006, the Washington Gas balance sheets reflected a payable to associated companies of $17.2 million and $17.3 million, respectively, related to the activities described above.

Additionally, Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGEServices. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services and the related sales and purchases of natural gas, Washington Gas

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

charged WGEServices, an affiliated energy marketer, $16.6 million, $15.0 million and $23.5 million for the fiscal years ended September 30, 2007, 2006 and 2005, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.

As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGEServices has recognized an accounts receivable from Washington Gas in the amount of $7.0 million and $10.3 million at September 30, 2007 and 2006, respectively, related to an imbalance in gas volumes. Due to regulatory treatment, these receivables are not eliminated in the consolidated financial statements of WGL Holdings. Refer to Note 1—Accounting Policies for a further discussion of these imbalance transactions.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of WGL Holdings, Inc.

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of WGL Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of income, common shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15 under Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WGL Holdings, Inc. and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, as of September 30, 2007. Also as discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share Based Payment”, effective October 1, 2005 and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” as of September 30, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 27, 2007 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

McLean, Virginia
November 27, 2007

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Washington Gas Light Company

We have audited the accompanying balance sheets and statements of capitalization of Washington Gas Light Company (the “Company”) as of September 30, 2007 and 2006, and the related statements of income, common shareholder’s equity, and cash flows for each of the three years in the period ended September 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15 under Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Washington Gas Light Company as of September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, as of September 30, 2007. Also as discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share Based Payment”, effective October 1, 2005 and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” as of September 30, 2006.

DELOITTE & TOUCHE LLP

McLean, Virginia
November 27, 2007

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (concluded)

SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited)

QUARTERLY FINANCIAL DATA

All adjustments necessary for a fair presentation have been included in the quarterly information provided below. Due to the seasonal nature of our business, we report substantial variations in operations on a quarterly basis.

	Quarter Ended

(In thousands, except per share data)	December 31(a)	March 31(b)	June 30	September 30(c)

Fiscal Year 2007
Operating revenues	$732,962	$1,119,903	$467,458	$325,685
Operating income (loss)	87,752	115,916	32,616	(11,437)
Income (loss) from continuing operations	45,098	63,375	12,971	(13,544)
Net income (loss) applicable to common stock	45,098	63,375	12,971	(13,544)
Earnings (loss) per average share of common stock:
Basic:(d)
Income (loss) from continuing operations	0.92	1.29	0.26	(0.27)
Net income (loss) applicable to common stock	0.92	1.29	0.26	(0.27)
Diluted:(d)
Income (loss) from continuing operations	0.92	1.29	0.26	(0.27)
Net income (loss) applicable to common stock	0.92	1.29	0.26	(0.27)
Fiscal Year 2006(c)
Operating revenues	$902,947	$1,064,404	$346,921	$323,611
Operating income	85,473	105,172	9,546	2,199
Income (loss) from continuing operations	45,252	57,254	(584)	(7,228)
Net income (loss) applicable to common stock	44,386	56,883	(1,824)	(11,867)
Earnings (loss) per average share of common stock:
Basic:(d)
Income (loss) from continuing operations	0.93	1.17	(0.01)	(0.15)
Net income (loss) applicable to common stock	0.91	1.17	(0.04)	(0.24)
Diluted:(d)
Income (loss) from continuing operations	0.93	1.17	(0.01)	(0.15)
Net income (loss) applicable to common stock	0.91	1.16	(0.04)	(0.24)

(a)	The quarter ended December 31, 2006 included a $3.9 million (pre-tax) adjustment that reduced depreciation expense applicable to the period from January 1, 2006 through September 30, 2006. This adjustment was recorded upon approval by the VA Staff.

(b)	The quarter ended March 31, 2006 included a charge of $4.6 million (pre-tax) recorded by our regulated utility segment related to a proposed order from a Hearing Examiner of the PSC of MD that recommends the disallowance of certain natural gas costs incurred by Washington Gas and collected from customers in a prior fiscal year. The quarter ended March 31, 2006 also included income of $3.1 million (pre-tax) related to fees that were previously assessed to our retail energy-marketing segment by the PSC of DC stemming from a favorable court decision resulting from our appeal of these fees.

(c)	On September 29, 2006, we sold all of the outstanding shares of common stock of ACI, previously reported as part of our commercial HVAC business segment. ACI has been reported as a discontinued operation of WGL Holdings and, accordingly, its operating results have been presented separately from our continuing operations. The quarter ended September 30, 2006 also includes a $3.6 million after-tax loss that resulted from the sale of ACI.

(d)	The sum of quarterly per share amounts may not equal annual per share amounts as the quarterly calculations are based on varying numbers of common shares.

WGL Holdings, Inc.
Washington Gas Light Company
Part II

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Senior management, including the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ and Washington Gas’s disclosure controls and procedures as of September 30, 2007. Based on this evaluation process, the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that WGL Holdings’ and Washington Gas’s disclosure controls and procedures were effective as of September 30, 2007.

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

Management has assessed the effectiveness of WGL Holdings’ internal control over financial reporting as of September 30, 2007 based upon the criteria set forth in a report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that WGL Holdings maintained effective internal control over financial reporting as of September 30, 2007.

  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Registrants’ internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

WGL Holdings, Inc.
Washington Gas Light Company
Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of WGL Holdings, Inc.

We have audited the internal control over financial reporting of WGL Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended September 30, 2007 of the Company and our report dated November 27, 2007 (which report includes an explanatory paragraph relating to the Company’s fiscal 2007 adoption of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, and fiscal 2006 adoption of Statement of Financial Accounting Standards No. 123(R) “Share Based Payment” and FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations”) expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

McLean, Virginia
November 27, 2007

WGL Holdings, Inc.
Washington Gas Light Company
Part II

ITEM 9B. OTHER INFORMATION

None.

WGL Holdings, Inc.
Washington Gas Light Company
Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Information concerning the Company’s Board of Directors and the audit committee financial expert contained in WGL Holdings’ definitive Proxy Statement and Washington Gas’s definitive Information Statement for the March 6, 2008 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers is reflected in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning Executive Compensation contained in WGL Holdings’ definitive Proxy Statement and Washington Gas’s definitive Information Statement for the March 6, 2008 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers as of September 30, 2007 is reflected in Part I hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information captioned Security Ownership of Management and Certain Beneficial Owners and the information captioned Equity Compensation Plan Information in WGL Holdings’ definitive Proxy Statement and Washington Gas’s definitive Information Statement for the March 6, 2008 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information captioned Related Person Transactions During Fiscal Year 2007 in WGL Holdings’ definitive Proxy Statement and Washington Gas’s definitive Information Statement for the March 6, 2008 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information captioned Fiscal Years 2007 and 2006 Audit Firm Fee Summary in WGL Holdings’ definitive Proxy Statement and Washington Gas’s definitive Information Statement for the March 6, 2008 Annual Meeting of Shareholders is hereby incorporated by reference.

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits and Financial Statement Schedules

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Schedule/
Exhibit	Description

II	Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2007, 2006 and 2005—WGL Holdings, Inc.

Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2007, 2006 and 2005—Washington Gas Light Company.

(a)(3)	Exhibits
Exhibits Filed Herewith:

Articles of Incorporation and Bylaws:

3.1	Bylaws of WGL Holdings, Inc. as amended on September 26, 2007.

3.2	Bylaws of Washington Gas Light Company as amended on September 26, 2007.

10.1	Service Agreement, effective April 1, 2007, with Hardy Storage Company related to Firm Storage Service.

10.2	Service Agreement, effective November 1, 2007, with Columbia Gas Transmission Company related to Firm Transportation Service.

10.3	Service Agreement, effective November 1, 2007, with Transcontinental Gas Pipe Line Corporation related to Firm Transportation Service.

12.1	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.

12.3	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company.

12.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company.

21	Subsidiaries of WGL Holdings, Inc.

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney.

31.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits and Financial Statement Schedules (continued)

Schedule/
Exhibit	Description

(a)(3)	Exhibits (continued)

Exhibits Incorporated by Reference:

2	Plan of Merger between WGL Holdings, Inc. and Washington Gas Light Company, filed on Form S-4 dated February 2, 2000.

3	Articles of Incorporation & Bylaws:

Washington Gas Light Company Charter, filed on Form S-3 dated July 21, 1995.

WGL Holdings, Inc. Charter, filed on Form S-4 dated February 2, 2000.

4	Instruments Defining the Rights of Security Holders including Indentures:

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

Other Services Contracts

Master Services Agreement, effective June 19, 2007, with Accenture LLP, related to business process outsourcing, and service technology enhancements, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2007. Portions of this exhibit were omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.

Gas transportation and storage contracts

Service Agreement, effective November 1, 2005, with Columbia Gulf Transmission Company related to Firm Transportation Service, filed as Exhibit 10.1 to Form 10-K for the fiscal year ended September 30, 2005.

Service Agreement, effective November 1, 2005, with Columbia Gas Transmission Corporation related to Firm Storage Service (Agreement 85037), filed as Exhibit 10.2 to Form 10-K for the fiscal year ended September 30, 2005.

Service Agreement, effective November 1, 2005, with Columbia Gas Transmission Corporation related to Storage Service (Agreement 85038), filed as Exhibit 10.3 to Form 10-K for the fiscal year ended September 30, 2005.

Service Agreement, effective November 1, 2005, with Columbia Gas Transmission Corporation related to Firm Transportation Service (Agreement 85036), filed as Exhibit 10.4 to Form 10-K for the fiscal year ended September 30, 2005.

Service Agreement, effective November 1, 2005, with Cove Point LNG FPS—2 related to Peaking Service, filed as Exhibit 10.5 to Form 10-K for the fiscal year ended September 30, 2005.

Service Agreement, effective November 1, 2005, with Cove Point LNG FPS—3 related to Peaking Service, filed as Exhibit 10.6 to Form 10-K for the fiscal year ended September 30, 2005.

Service Agreement, effective May 1, 2005, as amended, with Dominion Cove Point LNG, LP related to Firm Transportation Service, filed as Exhibit 10.2 to Form 10-K for the fiscal year ended September 30, 2004.

Service Agreement, effective November 1, 2004, with Dominion Transmission Inc. related to Firm Transportation Service from the Mid Atlantic project, filed as Exhibit 10.5 to Form 10-K for the fiscal year ended September 30, 2004.

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits and Financial Statement Schedules (continued)

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

Service Agreement effective October 1, 1993 with Transcontinental Gas Pipe Line Corporation related to General Storage Service filed as Exhibit 10.3 to Form 10-K for the fiscal year ended September 30, 1993.

Service Agreement effective October 1, 1993 with Dominion Transmission, Inc. related to Firm Transportation Service, filed as Exhibit 10.11 to Form 10-K for the fiscal year ended September 30, 1993.

Service Agreement effective October 1, 1993 with Dominion Transmission, Inc. related to General Storage Service, filed as Exhibit 10.13 to Form 10-K for the fiscal year ended September 30, 1993.

Service Agreement effective August 1, 1991 with Transcontinental Gas Pipe Line Corporation related to Washington Storage Service, filed as Exhibit 10.16 to Form 10-K for the fiscal year ended September 30, 1993.

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits and Financial Statement Schedules (concluded)

Schedule/
Exhibit	Description

(a)(3)	Exhibits (continued)

Management Contracts with Executive Officers and Directors

WGL Holdings, Inc. and Washington Gas Light Company Change in Control Severance Plan for Certain Executives (with Change in Control Policy and Post-Employment Restrictions Policy), filed as Exhibit 10.1 to Form 8-K dated December 21, 2006.*

WGL Holdings, Inc. Omnibus Incentive Compensation Plan, filed as Exhibit 10.2 to form 8-K dated December 21, 2006.*

WGL Holdings, Inc. and Washington Gas Light Company Deferred Compensation Plan for Outside Directors, amended and restated effective January 1, 2005, filed as Exhibit 10.3 to Form 8-K dated December 21, 2006.*

WGL Holdings, Inc. and Washington Gas Light Company Supplemental Executive Retirement Plan, amended and restated effective January 1, 2005, filed as Exhibit 10.4 to Form 8-K dated December 21, 2006.*

WGL Holdings, Inc. 1999 Incentive Compensation Plan, as amended and restated as of March 5, 2003, filed as Exhibit 10.15 to Form 10-K for the fiscal year ended September 30, 2004.*

Form of Nonqualified Stock Option Award Agreement, filed as Exhibit 10.01 to Form 8-K dated October 5, 2004.*

Form of Performance Share Award Agreement, filed as Exhibit 10.02 to Form 8-K dated October 5, 2004.*

WGL Holdings, Inc. and Washington Gas Light Company Deferred Compensation Plan for Outside Directors, adopted December 18, 1985, and amended as of November 1, 2000, filed as Exhibit 10.2 to Form 10-K for the fiscal year ended September 30, 2001.*

Washington Gas Light Company Supplemental Executive Retirement Plan amended November 1, 2000, filed as Exhibit 10.8 to Form 10-K for the fiscal year ended September 30, 2001.*

Debt and Credit Agreements

Amended and Restated Credit Agreement dated as of August 3, 2007 among WGL Holdings, Inc., the Lenders, Wachovia Bank, National Association, as administrative agent; Bank of Tokyo-Mitsubishi Trust Company, as syndication agent; Citibank, N.A., SunTrust Bank and Wells Fargo Bank, National Association, as documentation agents; and Wachovia Capital Markets, LLC, as lead arranger and book runner, filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2007.

Amended and Restated Credit Agreement dated as of August 3, 2007 among Washington Gas Light Company, the Lenders, Wachovia Bank, National Association, as administrative agent; Bank of Tokyo-Mitsubishi Trust Company, as syndication agent; Citibank, N.A., SunTrust Bank and Wells Fargo Bank, National Association, as documentation agents; and Wachovia Capital Markets, LLC, as lead arranger and book runner, filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2007.

Form of Distribution Agreement dated June 14, 2006 among Washington Gas Light Company and Citigroup Global Markets Inc., Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Capital Markets, Inc., The Williams Capital Group, L.P. and Wachovia Capital Markets, LLC regarding the issuance and sale by Washington Gas Light Company of up to $300 million of Medium-Term Notes, Series H under an Indenture dated as of September 1, 1991. Filed as Exhibit 1.1 to Form 8-K dated June 15, 2006

* This asterisk designates an agreement that is a compensatory plan or arrangement.

WGL Holdings, Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts and Reserves
Years Ended September 30, 2007, 2006 and 2005
		Additions Charged To
	Balance at				Balance
	Beginning	Costs and	Other		at End of
(In thousands)	of Period	Expenses	Accounts(a)	Deductions(b)	Period
2007

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$17,676	$9,645	$4,123	$16,956	$14,488

2006

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$16,835	$16,203	$4,548	$19,910	$17,676

2005

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$15,430	$17,574	$4,464	$20,633	$16,835

Notes:
(a) Recoveries on receivables previously written off as uncollectible and unclaimed customer deposits, overpayments, etc., not refundable.
(b) Includes deductions for purposes for which reserves were provided or revisions made of estimated exposure.

Washington Gas Light Company
Schedule II—Valuation and Qualifying Accounts and Reserves
Years Ended September 30, 2007, 2006 and 2005
		Additions Charged To
	Balance at				Balance at
	Beginning	Costs and	Other		End of
(In thousands)	of Period	Expenses	Accounts(a)	Deductions(b)	Period
2007

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$16,543	$7,884	$4,123	$15,335	$13,215

2006

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$14,981	$14,001	$4,548	$16,987	$16,543

2005

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$13,202	$14,625	$4,179	$17,025	$14,981

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
WASHINGTON GAS LIGHT COMPANY
(Co-registrants)
/s/  Vincent L. Ammann, Jr.

Vincent L. Ammann, Jr.
Vice President and
Chief Financial Officer

Date: November 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ James H. DeGraffenreidt, Jr. (James H. DeGraffenreidt, Jr.)		Chairman of the Board and Chief Executive Officer	November 27, 2007

/s/ Terry D. McCallister (Terry D. McCallister)		President and Chief Operating Officer	November 27, 2007

/s/ Vincent L. Ammann, Jr. (Vincent L. Ammann, Jr.)		Vice President and Chief Financial Officer (Principal Financial Officer)	November 27, 2007

/s/ Mark P. O’Flynn (Mark P. O’Flynn)		Controller (Principal Accounting Officer)	November 27, 2007

* (Michael D. Barnes)		Director	November 27, 2007

* (George P. Clancy, Jr.)		Director	November 27, 2007

* (James W. Dyke, Jr.)		Director	November 27, 2007

* (Melvyn J. Estrin)		Director	November 27, 2007

* (James F. Lafond)		Director	November 27, 2007

* (Debra L. Lee)		Director	November 27, 2007

* (Karen Hastie Williams)		Director	November 27, 2007

*By:	Vincent L. Ammann, Jr. (Vincent L. Ammann, Jr.) Attorney-in-Fact		November 27, 2007

WGL Holdings, Inc.
and Washington Gas Light Company 2007
Form 10-K
Exhibit Index

Exhibit	Description

3.1	Bylaws of WGL Holdings, Inc. as amended on September 26, 2007.

3.2	Bylaws of Washington Gas Light Company as amended on September 26, 2007.

10.1	Service Agreement, effective April 1, 2007, with Hardy Storage Company related to Firm Storage Service

10.2	Service Agreement, effective November 1, 2007, with Columbia Gas Transmission Company related to Firm Transportation Service

10.3	Service Agreement, effective November 1, 2007, with Transcontinental Gas Pipe Line Corporation related to Firm Transportation Service

12.1	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.

12.3	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company.

12.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company.

21	Subsidiaries of WGL Holdings, Inc.

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney

31.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.