Form 10-Q
period 2008-03-31
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2008-05-09
CIK 104819, 1103601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

I.R.S.
Commission	Exact name of registrant as specified in its charter	State of	Employer
File Number	and principal office address and telephone number	Incorporation	Identification No.

1-16163	WGL Holdings, Inc.	Virginia	52-2210912
101 Constitution Ave., N.W.
Washington, D.C. 20080
(703) 750-2000

0-49807	Washington Gas Light Company	District of	53-0162882
	101 Constitution Ave., N.W.	Columbia
	Washington, D.C. 20080	and Virginia
(703) 750-4440
Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
WGL Holdings, Inc.:

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Washington Gas Light Company:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.
WGL Holdings, Inc. common stock, no par value, outstanding as of April 30, 2008: 49,466,678 shares.
All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of April 30, 2008.

WGL Holdings, Inc.
Washington Gas Light Company
For the Quarter Ended March 31, 2008

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
     Part I — Financial Information in this Quarterly Report on Form 10-Q includes separate financial statements (i.e. balance sheets, statements of income and statements of cash flows) for WGL Holdings and Washington Gas. Also included are the Notes to Consolidated Financial Statements that are presented on a combined basis for both WGL Holdings and Washington Gas. The Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) included under Item 2 is divided into two major sections for WGL Holdings and Washington Gas.
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

iii

WGL Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements

	March 31,	September 30,
(In thousands)	2008	2007

ASSETS
Property, Plant and Equipment
At original cost	$3,109,430	$3,072,935
Accumulated depreciation and amortization	(940,704)	(922,494)

Net property, plant and equipment	2,168,726	2,150,441

Current Assets
Cash and cash equivalents	18,495	4,870
Receivables
Accounts receivable	419,990	147,595
Gas costs and other regulatory assets	20,653	13,460
Unbilled revenues	127,357	45,454
Allowance for doubtful accounts	(14,078)	(14,488)

Net receivables	553,922	192,021

Materials and supplies—principally at average cost	19,447	18,823
Storage gas—at cost (first-in, first-out)	84,646	294,889
Deferred income taxes	11,143	12,186
Other prepayments	17,663	29,924
Other	16,595	21,012

Total current assets	721,911	573,725

Deferred Charges and Other Assets
Regulatory assets
Gas costs	19,359	26,241
Pension and other post-retirement benefits	139,030	141,163
Other	66,277	52,613
Prepaid qualified pension benefits	92,929	90,025
Other	16,541	12,153

Total deferred charges and other assets	334,136	322,195

Total Assets	$3,224,773	$3,046,361

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,078,372	$980,767
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	597,432	616,419

Total capitalization	1,703,977	1,625,359

Current Liabilities
Current maturities of long-term debt	46,094	21,094
Notes payable	98,869	184,247
Accounts payable and other accrued liabilities	291,446	216,861
Wages payable	13,802	13,477
Accrued interest	3,910	4,216
Dividends declared	17,891	17,221
Customer deposits and advance payments	43,053	49,246
Gas costs and other regulatory liabilities	53,236	18,190
Accrued taxes	44,982	9,354
Other	15,702	23,150

Total current liabilities	628,985	557,056

Deferred Credits
Unamortized investment tax credits	11,808	12,255
Deferred income taxes	269,663	264,400
Accrued pensions and benefits	193,758	199,832
Asset retirement obligations	23,444	29,279
Regulatory liabilities
Accrued asset removal costs	301,118	285,156
Pension and other post-retirement benefits	20,039	19,005
Other	15,975	16,880
Other	56,006	37,139

Total deferred credits	891,811	863,946

Commitments and Contingencies (Note 10)

Total Capitalization and Liabilities	$3,224,773	$3,046,361

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2008	2007	2008	2007

OPERATING REVENUES
Utility	$671,391	$699,058	$1,133,341	$1,130,079
Non-utility	348,646	420,845	638,322	722,786

Total Operating Revenues	1,020,037	1,119,903	1,771,663	1,852,865

OPERATING EXPENSES
Utility cost of gas	410,778	450,201	676,579	698,877
Non-utility cost of energy-related sales	333,936	415,004	609,479	704,847
Operation and maintenance	70,836	77,373	139,685	139,978
Depreciation and amortization	23,345	24,575	47,600	43,215
General taxes and other assessments	36,133	36,834	63,376	62,280

Total Operating Expenses	875,028	1,003,987	1,536,719	1,649,197

OPERATING INCOME	145,009	115,916	234,944	203,668
Other Income (Expenses)—Net	560	717	1,148	545
Interest Expense
Interest on long-term debt	9,976	10,042	19,956	20,050
Other—net	1,977	2,579	4,734	5,783

Total Interest Expense	11,953	12,621	24,690	25,833
Dividends on Washington Gas preferred stock	330	330	660	660

INCOME BEFORE INCOME TAXES	133,286	103,682	210,742	177,720
INCOME TAX EXPENSE	52,248	40,307	82,507	69,247

NET INCOME APPLICABLE TO COMMON STOCK	$81,038	$63,375	$128,235	$108,473

AVERAGE COMMON SHARES OUTSTANDING
Basic	49,462	49,163	49,437	49,066
Diluted	49,781	49,267	49,711	49,190

EARNINGS PER AVERAGE COMMON SHARE
Basic	$1.64	$1.29	$2.59	$2.21
Diluted	$1.63	$1.29	$2.58	$2.21

DIVIDENDS DECLARED PER COMMON SHARE	$0.3550	$0.3425	$0.6975	$0.6800

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Six Months Ended
	March 31,
(In thousands)	2008	2007

OPERATING ACTIVITIES
Net income applicable to common stock	$128,235	$108,473

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	47,600	43,215
Amortization of:
Other regulatory assets and liabilities—net	1,349	1,767
Debt related costs	452	609
Deferred income taxes—net	4,739	5,344
Accrued/deferred pension cost	(2,224)	765
Compensation expense related to equity awards	2,453	3,140
Other non-cash charges (credits)—net	(933)	(735)

CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(354,708)	(349,136)
Gas costs and other regulatory assets/liabilities—net	27,853	38,550
Storage gas	210,243	205,348
Other prepayments	9,891	4,647
Accounts payable and other accrued liabilities	82,128	118,067
Wages payable	325	161
Customer deposits and advance payments	(6,193)	(7,750)
Accrued taxes	35,628	45,243
Accrued interest	(306)	508
Other current assets	3,793	15,715
Other current liabilities	(7,448)	(5,047)
Deferred gas costs—net	6,882	(8,646)
Deferred assets—other	(16,447)	2,811
Deferred liabilities—other	12,100	199
Other—net	1,820	(1,264)

Net Cash Provided by Operating Activities	187,232	221,984

FINANCING ACTIVITIES
Common stock issued	1,956	7,945
Long-term debt issued	7,004	—
Long-term debt retired	(1,011)	(1,009)
Debt issuance costs	—	(16)
Notes payable issued (retired)—net	(85,378)	(35,568)
Dividends on common stock	(33,857)	(33,082)
Other financing activities—net	(732)	636

Net Cash Used in Financing Activities	(112,018)	(61,094)

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(61,589)	(72,438)

Net Cash Used in Investing Activities	(61,589)	(72,438)

INCREASE IN CASH AND CASH EQUIVALENTS	13,625	88,452
Cash and Cash Equivalents at Beginning of Year	4,870	4,350

Cash and Cash Equivalents at End of Period	$18,495	$92,802

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$46,077	$31,962
Interest paid	$25,076	$24,947
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital Expenditures included in accounts payable and other accrued liabilities	$(7,543)	$(7,421)
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	March 31,	September 30,
(In thousands)	2008	2007

ASSETS
Property, Plant and Equipment
At original cost	$3,078,589	$3,042,460
Accumulated depreciation and amortization	(920,589)	(903,239)

Net property, plant and equipment	2,158,000	2,139,221

Current Assets
Cash and cash equivalents	17,967	4,157
Receivables
Accounts receivable	270,870	59,346
Gas costs and other regulatory assets	20,653	13,460
Unbilled revenues	83,117	15,895
Allowance for doubtful accounts	(12,758)	(13,215)

Net receivables	361,882	75,486

Materials and supplies—principally at average cost	18,975	18,820
Storage gas—at cost (first-in, first-out)	73,073	215,771
Deferred income taxes	12,248	13,297
Other prepayments	17,325	31,200
Receivables from associated companies	2,017	970
Other	2,485	7,689

Total current assets	505,972	367,390

Deferred Charges and Other Assets
Regulatory assets
Gas costs	19,359	26,241
Pension and other post-retirement benefits	138,436	140,548
Other	66,277	52,613
Prepaid qualified pension benefits	92,445	89,556
Other	14,495	8,637

Total deferred charges and other assets	331,012	317,595

Total Assets	$2,994,984	$2,824,206

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$974,431	$885,390
Preferred stock	28,173	28,173
Long-term debt	597,462	615,473

Total capitalization	1,600,066	1,529,036

Current Liabilities
Current maturities of long-term debt	45,100	20,100
Notes payable	43,917	122,048
Accounts payable and other accrued liabilities	191,285	144,791
Wages payable	13,461	13,383
Accrued interest	3,910	4,216
Dividends declared	17,520	17,221
Customer deposits and advance payments	43,053	49,146
Gas costs and other regulatory liabilities	53,236	18,190
Accrued taxes	39,704	8,602
Payables to associated companies	44,959	17,160
Other	9,126	19,194

Total current liabilities	505,271	434,051

Deferred Credits
Unamortized investment tax credits	11,801	12,248
Deferred income taxes	273,430	264,623
Accrued pensions and benefits	192,923	198,936
Asset retirement obligations	22,551	28,412
Regulatory liabilities
Accrued asset removal costs	301,118	285,156
Pension and other post retirement benefits	19,928	18,900
Other	15,967	16,862
Other	51,929	35,982

Total deferred credits	889,647	861,119

Commitments and Contingencies (Note 10)

Total Capitalization and Liabilities	$2,994,984	$2,824,206

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2008	2007	2008	2007

OPERATING REVENUES
Utility	$677,749	$707,662	$1,142,177	$1,141,012
Non-utility	11	33	26	146

Total Operating Revenues	677,760	707,695	1,142,203	1,141,158

OPERATING EXPENSES
Utility cost of gas	417,136	458,805	685,415	709,810
Operation and maintenance	63,693	70,861	125,763	127,366
Depreciation and amortization	22,893	24,033	46,691	42,350
General taxes and other assessments	35,025	35,771	61,302	60,393

Total Operating Expenses	538,747	589,470	919,171	939,919

OPERATING INCOME	139,013	118,225	223,032	201,239
Other Income (Expenses)—Net	416	297	928	151
Interest Expense
Interest on long-term debt	9,970	10,018	19,939	20,002
Other—net	1,386	1,129	3,557	3,095

Total Interest Expense	11,356	11,147	23,496	23,097

INCOME BEFORE INCOME TAXES	128,073	107,375	200,464	178,293
INCOME TAX EXPENSE	49,997	41,841	78,088	69,537

NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	78,076	65,534	122,376	108,756
Dividends on preferred stock	330	330	660	660

NET INCOME APPLICABLE TO COMMON STOCK	$77,746	$65,204	$121,716	$108,096

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Six Months Ended
	March 31,
(In thousands)	2008	2007

OPERATING ACTIVITIES
Net income before preferred stock dividends	$122,376	$108,756

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	46,691	42,350
Amortization of:
Other regulatory assets and liabilities—net	1,349	1,767
Debt related costs	435	560
Deferred income taxes—net	8,304	4,995
Accrued/deferred pension cost	(2,219)	752
Compensation expense related to equity awards	1,971	2,667
Other non-cash charges (credits)—net	(933)	(733)

CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(280,250)	(267,106)
Gas costs and other regulatory assets/liabilities—net	27,853	38,550
Storage gas	142,698	149,145
Other prepayments	11,505	5,019
Accounts payable and other accrued liabilities, including payables to associated companies	81,774	137,729
Wages payable	78	318
Customer deposits and advance payments	(6,093)	(7,750)
Accrued taxes	31,102	49,547
Accrued interest	(306)	508
Other current assets	5,049	9,510
Other current liabilities	(10,068)	(3,420)
Deferred gas costs—net	6,882	(8,646)
Deferred assets—other	(17,938)	3,211
Deferred liabilities—other	9,214	(1,305)
Other—net	1,979	(785)

Net Cash Provided by Operating Activities	181,453	265,639

FINANCING ACTIVITIES
Long-term debt issued	7,004	—
Long-term debt retired	(17)	(15)
Debt issuance costs	—	(16)
Notes payable issued (retired)—net	(78,131)	(72,760)
Dividends on common stock and preferred stock	(34,517)	(33,741)
Other financing activities—net	(710)	636

Net Cash Used in Financing Activities	(106,371)	(105,896)

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(61,272)	(72,058)

Net Cash Used in Investing Activities	(61,272)	(72,058)

INCREASE IN CASH AND CASH EQUIVALENTS	13,810	87,685
Cash and Cash Equivalents at Beginning of Year	4,157	4,086

Cash and Cash Equivalents at End of Period	$17,967	$91,771

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$40,300	$26,974
Interest paid	$23,898	$22,259
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures included in accounts payable and other accrued liabilities	$(7,481)	$(7,421)
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
     The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Therefore, certain financial information and footnote disclosures accompanying annual financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) are omitted in this interim report pursuant to the SEC rules and regulations. The interim consolidated financial statements and accompanying notes should be read in conjunction with the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2007. Due to the seasonal nature of Washington Gas’s and WGEServices’ businesses, the results of operations for the periods presented in this report do not necessarily represent the expected and actual results for the full fiscal years ending September 30, 2008 and 2007 of either WGL Holdings or Washington Gas.
     The accompanying unaudited consolidated financial statements for WGL Holdings and Washington Gas reflect all normal recurring adjustments that are necessary, in our opinion, to present fairly the results of operations in accordance with GAAP. Certain reclassifications have been made to the consolidated financial statements of WGL Holdings and the financial statements of Washington Gas for the prior periods presented to conform to the presentation in the current periods of fiscal year 2008.
     For a description of our accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2007. See “Accounting Standards Adopted in the Current Six-month Period” below for changes to these policies subsequent to September 30, 2007. Also, in January 2008 Washington Gas adopted a revised practice associated with capitalization of indirect overhead costs related to its construction activities for its fixed assets. The revision consists of measuring internal labor costs that are spent on the administration of the construction program and including these costs in the overhead rates that are allocated to its constructed assets. This accounting is in accordance with the regulatory rules applicable to fixed asset accounting and is common practice within the public utility industry. The effect of this accounting practice during this quarter was to capitalize $311,000 (pre-tax) and the estimated annual impact would be to capitalize $1.2 million (pre-tax) of related labor costs, including benefits and payroll tax expenses.
     Accounting Standards Adopted in the Current Six-Month Period
     Income Taxes. Effective October 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertain events related to income taxes recognized in financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, this interpretation provides guidance on the de-recognition and classification of a tax position reflected within the financial statements and the recognition of interest and penalties, accounting in interim periods, disclosure and transition.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     In May 2007, the FASB issued FASB Staff Position (FSP) No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48. This FSP substantively amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. This standard was implemented in conjunction with our implementation of FIN 48.
     As of October 1, 2007 and March 31, 2008, we did not have a liability for unrecognized tax benefits, and we do not anticipate that this will change materially during the remainder of fiscal year 2008. We recognize any accrued interest associated with uncertain tax positions in interest expense and recognize any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. During the three and six months ended March 31, 2008, we did not recognize any expense for interest or penalties on uncertain tax provisions, and did not have any amounts accrued at October 1, 2007 and March 31, 2008, respectively, for the payment of interest and penalties on uncertain tax positions.
     We file consolidated Federal and District of Columbia returns and various state income tax returns. We are no longer subject to income tax examinations by the Internal Revenue Service for years before September 30, 2004. Additionally, substantially all tax returns in major state income tax jurisdictions are closed for years before September 30, 2001.
     Other. In June 2006, the FASB ratified Emerging Issue Task Force (EITF) Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (EITF 06-2), which was effective for Washington Gas on October 1, 2007. EITF 06-2 requires entities to accrue compensation cost associated with sabbatical leave and other similar benefits over the requisite service period assuming certain conditions are met. Washington Gas implemented this standard on January 1, 2008. The costs associated with Washington Gas’s benefits that fall under EITF 06-2 are included in Washington Gas’s rates as incurred; therefore, upon adoption of this standard, Washington Gas recorded a liability of $12.9 million and an offsetting regulatory asset. The effect of adopting this standard was not material to our balance sheet accounts and had no effect on the income statement.
     Other Newly Issued Accounting Standards
     Fair Value. In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit assets or liabilities to be measured at fair value, and does not require any new fair value measurements. SFAS No. 157 is effective for us on October 1, 2008. We are currently evaluating the possible effect of this standard on our consolidated financial statements.
     In February 2008, the FASB issued FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. This FSP amends SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13.
     In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are currently evaluating the possible effect of this standard on our consolidated financial statements in conjunction with our evaluation of SFAS No. 157.

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
     Derivative Instruments. In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This statement requires qualitative disclosures about fair value amounts or and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for us on January 1, 2009. We are currently evaluating the possible effect of this standard on our consolidated financial statements.
     In April 2007, the FASB issued FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39. This FSP amends FIN 39, Offsetting of Amounts Related to Certain Contracts, to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133). Additionally, it permits a reporting entity to offset cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The guidance in this FSP is effective for us on October 1, 2008. Based on the derivative contracts entered into to date, the adoption of this FSP will not have a material effect on our consolidated financial statements.
     Other. In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for us on October 1, 2009. We are currently evaluating the possible effect of this standard on our consolidated financial statements.
NOTE 2. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

     The tables below provide details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets for both WGL Holdings and Washington Gas.
WGL Holdings, Inc.

(In thousands)	Mar. 31, 2008	Sept. 30, 2007

Accounts payable — trade	$247,429	$172,947
Employee benefits and payroll accruals	17,401	21,334
Other accrued liabilities	26,616	22,580

Total	$291,446	$216,861

Washington Gas Light Company

(In thousands)	Mar. 31, 2008	Sept. 30, 2007

Accounts payable — trade	$150,239	$104,252
Employee benefits and payroll accruals	16,301	19,261
Other accrued liabilities	24,745	21,278

Total	$191,285	$144,791

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3. SHORT-TERM DEBT

     At March 31, 2008 and September 30, 2007, WGL Holdings and its subsidiaries had outstanding notes payable of $98.9 million and $184.2 million, respectively, at a weighted average cost of 2.75 percent and 5.03 percent, respectively. Of the outstanding notes payable balance at March 31, 2008, $55.0 million and $43.9 million was commercial paper issued by WGL Holdings and Washington Gas, respectively. Of the outstanding notes payable balance at September 30, 2007, $62.2 million and $122.0 million was commercial paper issued by WGL Holdings and Washington Gas, respectively.
     WGL Holdings and Washington Gas each have revolving credit agreements with a group of commercial banks in an amount equal to or greater than our expected maximum commercial paper position. These revolving credit facilities expire on August 3, 2012, with unlimited extension options. The credit facility for WGL Holdings permits it to borrow up to $400 million, and further permits, with the banks’ approval, an additional line of credit of $50 million for a maximum potential total of $450 million. The credit facility for Washington Gas permits it to borrow up to $300 million, and further permits, with the banks’ approval, an additional line of credit of $100 million for a maximum potential total of $400 million. As of March 31, 2008 and September 30, 2007, there were no outstanding borrowings under either the WGL Holdings or Washington Gas credit facilities.
NOTE 4. COMMON SHAREHOLDERS’ EQUITY

     The tables below reflect the components of “Common shareholders’ equity” for WGL Holdings and Washington Gas as of March 31, 2008 and September 30, 2007.
WGL Holdings, Inc.
Components of Common Shareholders’ Equity

(In thousands, except shares)	Mar. 31, 2008	Sept. 30, 2007

Common stock, no par value, 120,000,000 shares authorized, 49,466,678 and 49,316,211 shares issued, respectively	$494,601	$490,257
Paid-in capital	11,783	12,428
Retained earnings	574,982	481,274
Accumulated other comprehensive loss, net of taxes	(2,994)	(3,192)

Total	$1,078,372	$980,767

Washington Gas Light Company
Components of Common Shareholder’s Equity

(In thousands, except shares)	Mar. 31, 2008	Sept. 30, 2007

Common stock, $1 par value, 80,000,000 shares authorized, 46,479,536 shares issued	$46,479	$46,479
Paid-in capital	464,823	463,540
Retained earnings	466,123	378,563
Accumulated other comprehensive loss, net of taxes	(2,994)	(3,192)

Total	$974,431	$885,390

NOTE 5. COMPREHENSIVE INCOME

     The tables below reflect the components of “Comprehensive income” for the three and six months ended March 31, 2008 and 2007 for WGL Holdings and Washington Gas. Items that are excluded from “Net income” and charged directly to “Common shareholders’ equity” are accumulated in “Other comprehensive income (loss), net of taxes.” The amount of “Accumulated other comprehensive loss, net of taxes” is included in “Common shareholders’ equity” (refer to Note 4—Common Shareholders’ Equity).

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
WGL Holdings, Inc.
Components of Comprehensive Income

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2008	2007	2008	2007

Net income applicable to common stock	$81,038	$63,375	$128,235	$108,473
Other comprehensive income (loss), net of taxes (a)	80	(507)	198	390

Comprehensive income	$81,118	$62,868	$128,433	$108,863

(a) Amounts relate to postretirement benefits.
Washington Gas Light Company
Components of Comprehensive Income

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2008	2007	2008	2007

Net income before preferred stock dividends	$78,076	$65,534	$122,376	$108,756
Other comprehensive income (loss), net of taxes (a)	80	(507)	198	390

Comprehensive income	$78,156	$65,027	$122,574	$109,146

(a) Amounts relate to postretirement benefits.
NOTE 6. EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for WGL Holdings for the three and six months ended March 31, 2008 and 2007.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Basic and Diluted EPS

	Net		Per Share
(In thousands, except per share data)	Income	Shares	Amount

Three Months Ended March 31, 2008
Basic EPS	$81,038	49,462	$1.64

Stock-based compensation plans	—	319

Diluted EPS	$81,038	49,781	$1.63

Three Months Ended March 31, 2007
Basic EPS	$63,375	49,163	$1.29

Stock-based compensation plans	—	104

Diluted EPS	$63,375	49,267	$1.29

Six Months Ended March 31, 2008
Basic EPS	$128,235	49,437	$2.59

Stock-based compensation plans	—	274

Diluted EPS	$128,235	49,711	$2.58

Six Months Ended March 31, 2007
Basic EPS	$108,473	49,066	$2.21

Stock-based compensation plans	—	124

Diluted EPS	$108,473	49,190	$2.21

     For the three and six months ended March 31, 2008, we did not exclude any weighted average outstanding stock options from the calculation of diluted EPS. For the three and six months ended March 31, 2007, we had weighted average outstanding stock options totaling 795,000 and 796,000 shares, respectively, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.
NOTE 7. DERIVATIVE AND WEATHER-RELATED INSTRUMENTS

     DERIVATIVE INSTRUMENTS
     Regulated Utility Operations
     Washington Gas enters into certain contracts related to the sale and purchase of natural gas that qualify as derivative instruments and are accounted for under SFAS No. 133. Gains and losses associated with these derivative instruments are principally deferred as regulatory liabilities and assets, respectively, with a portion recorded to revenue or expense, respectively. At March 31, 2008 and September 30, 2007, such derivative instruments had unrealized net fair value losses of $18.0 million and $12.3 million, respectively. The March 31, 2008, unrealized net fair value loss was composed of $22.2 million that was recorded on the balance sheet as a derivative liability and $4.2 million that was recorded as a derivative asset. The September 30, 2007 unrealized net fair value loss was composed of $23.2 million that was recorded on the balance sheet as a derivative liability and $10.9 million that was recorded as a derivative asset. In connection with these derivative instruments, Washington Gas recorded to income a pre-tax loss of $1.7 million and $1.4 million for the three and six months ended March 31, 2008, respectively. Washington Gas recorded to income a pre-tax loss of $1.8 million and $1.7 million for the three and six months ended March 31, 2007, respectively. These amounts are recorded in accordance with regulatory treatment for refundable costs.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Non-Utility Operations
     Our non-regulated retail energy-marketing subsidiary, WGEServices, enters into contracts related to the sale and purchase of natural gas and electricity that qualify as derivative instruments that are accounted for under SFAS No. 133. These derivative instruments are recorded at fair value on our consolidated balance sheets. Changes in the fair value of these various derivative instruments are reflected in the earnings of our retail energy-marketing segment. At March 31, 2008 and September 30, 2007, these derivative instruments had an unrealized net fair value gain of $5.9 million and $7.6 million, respectively. The March 31, 2008 unrealized net fair value gain was composed of $11.1 million that was recorded on the balance sheet as a derivative asset and $5.2 million that was recorded as a derivative liability. The September 30, 2007 unrealized net fair value gain was composed of $10.3 million that was recorded on the balance sheet as a derivative asset and $2.7 million that was recorded as a derivative liability. In connection with these derivative instruments, WGEServices recorded pre-tax gains of $2.8 million and $1.1 million for the three and six months ended March 31, 2008, respectively, and a pre-tax gain of $907,000 and a pre-tax loss of $3.1 million for the three and six months ended March 31, 2007, respectively.
     Consolidated Operations
     The following table summarizes the balance sheet classification for all derivative instruments with open positions for both WGL Holdings and Washington Gas.

Balance Sheet Classification of Open Positions on Derivative Instruments

	WGL Holdings		Washington Gas
	Mar. 31,	Sept. 30,	Mar. 31,	Sept. 30,
(In millions)	2008	2007	2008	2007

Assets
Other current assets	$12.3	$14.9	$2.5	$7.7
Deferred charges and other assets—other	3.0	6.3	1.7	3.2

Total assets	$15.3	$21.2	$4.2	$10.9

Liabilities
Other current liabilities	$12.1	$20.7	$7.1	$18.1
Deferred credits — other	15.3	5.2	15.1	5.1

Total liabilities	$27.4	$25.9	$22.2	$23.2

     WEATHER-RELATED INSTRUMENTS
     Regulated Utility Operations
     Washington Gas has a weather insurance policy designed to mitigate the negative financial effects of warmer-than-normal weather during the heating season in the District of Columbia. This policy has a three-year term that expires on September 30, 2008. During both the three and six months ended March 31, 2007, Washington Gas also had a heating degree day (HDD) derivative to provide protection against the financial effects of warmer-than-normal weather in Virginia. This derivative covered the period October 15, 2006 through April 30, 2007. Effective October 1, 2007, with the implementation of a Weather Normalization Adjustment in Virginia, Washington Gas no longer requires HDD derivatives as part of its weather protection strategy in that jurisdiction.
     Our weather protection instruments are accounted for under EITF Issue No. 99-2, Accounting for Weather Derivatives. Benefits are recognized to the extent actual HDDs fall below the contracted HDDs. Premium expense is amortized based on the pattern of normal HDDs over the coverage period. The expenses and benefits that are derived from our weather-related instruments are not considered in establishing the retail rates of Washington Gas.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Washington Gas recorded pre-tax accrued benefits, net of premium costs, of $542,000 and $659,000, respectively, during the three and six months ended March 31, 2008, related to its weather insurance. During the three and six months ended March 31, 2007, Washington Gas recorded pre-tax expense of $4.4 million and $3.4 million, respectively, related to both its weather insurance and weather derivative.
     Non-Utility Operations
     WGEServices utilizes weather-related derivatives for managing the financial effects of weather risks. These derivatives cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts may pay WGEServices a fixed-dollar amount for every degree day over or under specific levels during the calculation period dependent upon the type of contract executed. Similar to Washington Gas’s weather instruments, these contracts are accounted for under the guidelines issued by EITF Issue No. 99-2. For the three and six months ended March 31, 2008, WGEServices recorded pre-tax accrued benefits, net of premium costs, of $539,000 and $136,000, respectively, related to these derivatives. For the three and six months ended March 31, 2007, WGEServices recorded net expense of $2.0 million and $1.0 million, respectively, related to these derivatives.
NOTE 8. OPERATING SEGMENT REPORTING

     WGL Holdings reports three operating segments: (i) regulated utility; (ii) retail energy-marketing and (iii) heating, ventilating and air conditioning (HVAC).
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
     Through WGEServices, the retail energy-marketing segment sells natural gas and electricity directly to retail customers, both inside and outside of Washington Gas’s traditional service territory, in competition with regulated utilities and unregulated gas and electricity marketers. Through WGESystems, the HVAC segment provides design-build energy efficiency solutions to governmental and commercial clients.
     Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations as presented below in the Operating Segment Financial Information.
     The same accounting policies applied in preparing our consolidated financial statements also apply to the reported segments. While net income or loss is the primary criterion for measuring a segment’s performance, we also evaluate our operating segments based on other relevant factors, such as penetration into their respective markets and return on equity. The following tables present operating segment information for the three and six months ended March 31, 2008 and 2007.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information

		Non-Utility Operations
	Regulated	Retail Energy-		Other
(In thousands)	Utility	Marketing	HVAC	Activities	Eliminations	Consolidated

Three Months Ended March 31, 2008

Operating Revenues (a)	$677,749	$343,509	$5,146	$(9)	$(6,358)	$1,020,037

Operating Expenses:
Cost of Energy-Related Sales	417,136	329,602	4,334	—	(6,358)	744,714
Operation	51,560	6,347	469	1,029	—	59,405
Maintenance	11,431	—	—	—	—	11,431
Depreciation and Amortization	23,134	199	12	—	—	23,345
General Taxes and Other Assessments:
Revenue Taxes	21,593	154	—	—	—	21,747
Other	13,514	835	29	8	—	14,386

Total Operating Expenses	538,368	337,137	4,844	1,037	(6,358)	875,028

Operating Income (Loss)	139,381	6,372	302	(1,046)	—	145,009
Other Income (Expenses) — Net	428	(6)	107	489	(458)	560
Interest Expense	11,362	453	—	596	(458)	11,953
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	330
Income Tax Expense (Benefit)	50,145	2,357	158	(412)	—	52,248

Net Income (Loss) Applicable to Common Stock	77,972	3,556	251	(741)	—	81,038

Total Assets	$2,998,099	$259,327	$16,825	$63,854	$(113,332)	$3,224,773

Capital Expenditures/Investments	$31,419	$—	$60	$—	$—	$31,479

Three Months Ended March 31, 2007

Operating Revenues (a)	$707,662	$418,617	$2,229	$(1)	$(8,604)	$1,119,903

Operating Expenses:
Cost of Energy-Related Sales	458,805	413,237	1,767	—	(8,604)	865,205
Operation	60,015	5,494	483	1,327	—	67,319
Maintenance	10,054	—	—	—	—	10,054
Depreciation and Amortization	24,339	229	7	—	—	24,575
General Taxes and Other Assessments:
Revenue Taxes	22,833	209	—	—	—	23,042
Other	12,995	770	25	2	—	13,792

Total Operating Expenses	589,041	419,939	2,282	1,329	(8,604)	1,003,987

Operating Income (Loss)	118,621	(1,322)	(53)	(1,330)	—	115,916
Other Income (Expenses) — Net	311	14	119	1,570	(1,297)	717
Interest Expense	11,171	1,297	—	1,450	(1,297)	12,621
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	330
Income Tax Expense (Benefit)	41,806	(1,016)	25	(508)	—	40,307

Net Income (Loss) Applicable to Common Stock	65,625	(1,589)	41	(702)	—	63,375

Total Assets	$2,790,393	$325,748	$11,460	$148,917	$(247,485)	$3,029,033

Capital Expenditures/Investments	$33,404	$25	$20	$—	$—	$33,449

(a)	Operating revenues are reported gross of revenue taxes. Revenue taxes of both the regulated utility and the retail energy-marketing segments include gross receipt taxes. Revenue taxes of the regulated utility segment also include PSC fees, franchise fees and energy taxes.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information

		Non-Utility Operations
		Retail
	Regulated	Energy-		Other
(In thousands)	Utility	Marketing	HVAC	Activities	Eliminations	Consolidated

Six Months Ended March 31, 2008

Operating Revenues (a)	$1,142,177	$628,776	$9,560	$(14)	$(8,836)	$1,771,663

Operating Expenses:
Cost of Energy-Related Sales	685,415	601,479	8,000	—	(8,836)	1,286,058
Operation	102,427	12,668	853	1,796	—	117,744
Maintenance	21,941	—	—	—	—	21,941
Depreciation and Amortization	47,180	398	22	—	—	47,600
General Taxes and Other Assessments:
Revenue Taxes	37,046	291	—	—	—	37,337
Other	24,396	1,574	52	17	—	26,039

Total Operating Expenses	918,405	616,410	8,927	1,813	(8,836)	1,536,719

Operating Income (Loss)	223,772	12,366	633	(1,827)	—	234,944
Other Income (Expenses) — Net	964	(6)	221	995	(1,026)	1,148
Interest Expense	23,513	1,017	—	1,186	(1,026)	24,690
Dividends on Washington Gas Preferred Stock	660	—	—	—	—	660
Income Tax Expense (Benefit)	78,389	4,506	330	(718)	—	82,507

Net Income (Loss) Applicable to Common Stock	$122,174	$6,837	$524	$(1,300)	—	$128,235

Total Assets	$2,998,099	$259,327	$16,825	$63,854	$(113,332)	$3,224,773

Capital Expenditures/Investments	$61,376	$70	$143	$—	$—	$61,589

Six Months Ended March 31, 2007

Operating Revenues (a)	$1,141,012	$718,709	$3,993	$84	$(10,933)	$1,852,865

Operating Expenses:
Cost of Energy-Related Sales	709,810	701,684	3,163	—	(10,933)	1,403,724
Operation	106,603	10,755	939	2,162	—	120,459
Maintenance	19,519	—	—	—	—	19,519
Depreciation and Amortization	42,890	316	9	—	—	43,215
General Taxes and Other Assessments:
Revenue Taxes	38,110	381	—	—	—	38,491
Other	22,270	1,467	39	13	—	23,789

Total Operating Expenses	939,202	714,603	4,150	2,175	(10,933)	1,649,197

Operating Income (Loss)	201,810	4,106	(157)	(2,091)	—	203,668
Other Income (Expenses) — Net	180	14	225	2,454	(2,328)	545
Interest Expense	23,145	2,315	—	2,701	(2,328)	25,833
Dividends on Washington Gas Preferred Stock	660	—	—	—	—	660
Income Tax Expense (Benefit)	69,565	718	(70)	(966)	—	69,247

Net Income (Loss) Applicable to Common Stock	$108,620	$1,087	$138	$(1,372)	$—	$108,473

Total Assets	$2,790,393	$325,748	$11,460	$148,917	$(247,485)	$3,029,033

Capital Expenditures/Investments	$72,317	$36	$85	$—	$—	$72,438

(a)	Operating revenues are reported gross of revenue taxes. Revenue taxes of both the regulated utility and the retail energy-marketing segments include gross receipt taxes. Revenue taxes of the regulated utility segment also include PSC fees, franchise fees and energy taxes.
NOTE 9. RELATED PARTY TRANSACTIONS

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
     At March 31, 2008 and September 30, 2007, the Washington Gas Balance Sheets reflected a receivable from associated companies of $2.0 million and $970,000, respectively. At March 31, 2008 and September 30, 2007, the Washington Gas Balance Sheets reflected a payable to associated companies of $45.0 million and $17.2 million, respectively, related to the activities described above.
     Additionally, Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGEServices. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services and the related sales and purchases of natural gas, Washington Gas charged WGEServices, an affiliated energy marketer, $6.4 million and $8.6 million for the three months ended March 31, 2008 and 2007, respectively. In the six months ended March 31, 2008 and 2007, the charges were $8.8 million and $10.9 million, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.
     As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGEServices has recognized an accounts receivable from Washington Gas in the amount of $11.7 million and $7.0 million at March 31, 2008 and September 30, 2007, respectively, related to an imbalance in gas volumes. Due to regulatory treatment, these receivables are not eliminated in the consolidated financial statements of WGL Holdings. These imbalances are typically settled by adjusting natural gas deliveries in subsequent periods.
NOTE 10. COMMITMENTS AND CONTINGENCIES

     REGULATED UTILITY OPERATIONS
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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     District of Columbia Jurisdiction
     Recovery of Heavy Hydrocarbon (HHC) Costs. On May 1, 2006, Washington Gas filed two tariff applications with the District of Columbia Public Service Commission (PSC of DC) requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the utility to recover from its delivery service customers the costs of HHCs that are being injected into Washington Gas’s natural gas distribution system to treat vaporized liquefied natural gas from the Dominion Cove Point facility. Washington Gas had been recovering the costs of HHCs from sales customers in the District of Columbia through its Purchased Gas Charge (PGC) provision in this jurisdiction. On October 2, 2006, the PSC of DC issued an order rejecting Washington Gas’s proposed tariff revisions until the Maryland Public Service Commission (PSC of MD) issued a final order related to this matter. On October 12, 2006, Washington Gas filed a Motion for Clarification requesting that the PSC of DC affirm that Washington Gas can continue collecting HHC costs from sales customers through its PGC provision or to record such HHC costs incurred as a regulatory asset pending a ruling by the PSC of DC on future cost recovery. On May 11, 2007, the PSC of DC directed Washington Gas to cease prospective recovery of the cost of HHCs through the PGC provision, with future HHC costs to be recorded as a “pending” regulatory asset. On November 16, 2007 the PSC of MD issued a Final Order in the relevant case supporting full recovery of the HHC costs in Maryland. On March 25, 2008, the PSC of DC issued an order stating that the consideration of Washington Gas’s HHC strategy will move forward and directed interested parties to submit filings reflecting a proposed procedural schedule.
     Maryland Jurisdiction
     Disallowance of Purchased Gas Charges. Each year, the PSC of MD reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’s purchased gas costs are reasonable. On March 14, 2006, in connection with the PSC of MD’s annual review of Washington Gas’s gas costs that were billed to customers in Maryland from September 2003 through August 2004, a Hearing Examiner of the PSC of MD issued a proposed order approving purchased gas charges of Washington Gas for the twelve-month period ending August 2004 except for $4.6 million (pre-tax) of such charges that the Hearing Examiner recommended be disallowed because, in the opinion of the Hearing Examiner, they were not reasonably and prudently incurred. Washington Gas filed a Notice of Appeal on April 12, 2006 and a Memorandum on Appeal on April 21, 2006 with the PSC of MD asserting that the Hearing Examiner’s recommendation is without merit. A reply memorandum was filed on May 11, 2006. After consideration of these issues, we expect the PSC of MD to issue a Final Order. Over the past ten years, Washington Gas has incurred similar purchased gas charges which the PSC of MD has reviewed and approved as being reasonably and prudently incurred and therefore subject to recovery from customers. Among other issues included in the appeal, we highlighted for the PSC of MD this prior recovery and requested that similar treatment be granted for this matter. During the fiscal year ended September 30, 2006, Washington Gas accrued a liability of $4.6 million (pre-tax) related to the proposed disallowance of these purchased gas charges. If the PSC of MD rules in Washington Gas’s favor, the liability recorded in fiscal year 2006 for this issue will be reversed to income.
     Performance-Based Rate Plans
     In recent rate case proceedings in all jurisdictions, Washington Gas requested permission to implement Performance-Based Rate (PBR) plans that include performance measures for customer service and an Earnings Sharing Mechanism (ESM) that enables Washington Gas to automatically share with shareholders and customers the earnings that exceed a target rate of return on equity.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Effective October 1, 2007, the Virginia State Corporation Commission (SCC of VA) approved the implementation of a PBR plan through the acceptance of a settlement stipulation, which includes: (i) a four-year base rate freeze; (ii) service quality measures to be determined in conjunction with the staff of the SCC of VA and reported quarterly for maintaining a safe and reliable natural gas distribution system while striving to control operating costs; (iii) recovery of initial implementation costs associated with achieving Washington Gas’s business process outsourcing (BPO) initiatives over the four-year period of the PBR plan and (iv) an ESM that enables Washington Gas to share with shareholders and Virginia customers the earnings that exceed a target of 10.5 percent return on equity. The calculation of the ESM excludes $2.4 million of asset management revenues that is being refunded to customers as part of a new margin sharing agreement in Virginia. On an interim basis, we record the effects of the ESM based on year-to-date earnings in relation to estimated annual earnings as calculated for regulatory purposes. At March 31, 2008, Washington Gas had accrued a customer liability of $4.8 million for estimated sharing under the Virginia ESM.
     On November 16, 2007, the PSC of MD issued a Final Order in a rate case, which established a phase-two proceeding regarding issues related to Washington Gas’s request to implement a PBR plan and consideration of issues associated with Washington Gas’s BPO agreement. On February 1, 2008, Washington Gas filed direct testimony in support of its proposed PBR plan with the PSC of MD. The key features of the proposed PBR plan are: (i) a base rate freeze over the three-year term of the PBR plan; (ii) service quality measures to determine Washington Gas’s progress in maintaining a safe and reliable natural gas distribution system while striving to control operating costs; (iii) recovery of initial implementation costs associated with achieving Washington Gas’s BPO initiatives over a ten-year period and (iv) an ESM that enables Washington Gas to automatically share with shareholders and Maryland customers the earnings that exceed a target of 10.5 percent return on equity. Other parties filed their testimony on April 4, 2008. Washington Gas filed rebuttal testimony on May 2, 2008. Evidentiary hearings are scheduled for June 2008. At March 31, 2008, we had recorded a regulatory asset of $6.1 million, net of amortization, related to initial implementation costs allocable to Maryland associated with our BPO plan. These remaining costs could be expensed if the PSC of MD does not approve continued deferral and amortization as part of a PBR mechanism in pending or future rate cases.
     On December 28, 2007, the PSC of DC issued a Final Order approving an unopposed settlement related to Washington Gas’s rate application filed on December 21, 2006. The Final Order approved amortization accounting, over a ten-year period, for initial implementation costs related to the BPO plan. As a result of this approval, during the first quarter of fiscal year 2008, Washington Gas recorded to a regulatory asset $1.9 million of costs, net of amortization, incurred in prior periods. Pursuant to the Final Order, Washington Gas’s application seeking approval of a PBR plan was withdrawn. Washington Gas is prohibited from seeking approval of a PBR plan in the District of Columbia until the filing of its next base rate case; however, the PSC of DC will not seek a rate reduction during the rate case filing moratorium period under the terms of the approved rate settlement.
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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     In December 2006, the Staff of the SCC of VA approved the reduction in Washington Gas’s depreciation rates. In accordance with Virginia regulatory policy, Washington Gas implemented the new depreciation rates retroactive to January 1, 2006 which coincides with the measurement date of the approved depreciation study. Accordingly, our depreciation and amortization expense for the first quarter of fiscal year 2007, included a benefit totaling $3.9 million (pre-tax) that was applicable to the period from January 1, 2006 through September 30, 2006.
     Washington Gas included the portion of the depreciation study related to the District of Columbia in the rate application filed with the PSC of DC on December 21, 2006. Washington Gas’s proposed new depreciation rates were placed into effect pursuant to the Final Order issued by the PSC of DC on December 28, 2007.
     On April 13, 2007, Washington Gas filed the portion of the depreciation study related to the Maryland jurisdiction. A separate proceeding was established on May 2, 2007, by the PSC of MD to review Washington Gas’s request to implement new depreciation rates. On October 25, 2007, Washington Gas filed a 2007 Technical Update of the Maryland depreciation study based on property, plant and equipment balances as of December 31, 2006. Based on past practice, we expect that any change in depreciation expense that results from the new depreciation rates approved in that proceeding will be reflected in revised customer billing rates that become effective coincident with the implementation of the new depreciation rates. Hearings are scheduled for May 2008.
     NON-UTILITY OPERATIONS
     WGEServices enters into contracts to purchase natural gas and electricity designed to match the scope and the duration of its sales commitments, and effectively to lock in a margin on estimated sales over the terms of existing sales contracts. Natural gas purchase commitments are based on existing fixed-price or index-priced purchase contracts using city gate equivalent deliveries, the majority of which are for fixed volumes. Electricity purchase commitments are based on fixed-price, fixed-volume purchase commitments.
     Construction Project Financing
     To fund certain of its construction projects, Washington Gas enters into financing arrangements with a third-party lender (the lender). As part of these financing arrangements, Washington Gas’s customers agree to a long-term periodic payment stream of both principal and interest. Washington Gas then assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a note receivable representing its customers’ obligations to remit principal and interest and a long-term note payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the notes receivable to the lender and removes both the note receivable and long-term financing from its financial statements. As of March 31, 2008, work on these construction projects that was not completed or accepted by customers was valued at $8.5 million, which is recorded on the balance sheet as a note receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt”. At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, non-payment of a periodic obligation by the customer, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Once the project is accepted by the customer, the lender will have no recourse against Washington Gas related to this long-term debt.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Financial Guarantees
     WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity made by WGEServices. At March 31, 2008, these guarantees totaled $322.2 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. WGL Holdings also issued guarantees totaling $3.0 million at March 31, 2008 that were made on behalf of certain of its non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $325.2 million, $4.0 million, $15.0 million, and $60,000 are due to expire on June 30, 2008, December 31, 2008 and January 31, 2009, respectively. The remaining guarantees of $306.1 million do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
NOTE 11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

     The following tables show the components of net periodic benefit costs (income) recognized in our financial statements during the three and six months ended March 31, 2008 and 2007:

Components of Net Periodic Benefit Costs (Income)

	Three Months Ended March 31,
	2008		2007
	Pension	Health and	Pension	Health and
(In thousands)	Benefits	Life Benefits	Benefits	Life Benefits

Components of net periodic benefit costs (income)
Service cost	$2,449	$2,200	$2,991	$2,657
Interest cost	9,919	6,258	9,758	6,310
Expected return on plan assets	(13,232)	(4,367)	(12,683)	(3,878)
Amortization of prior service cost	459	—	576	—
Amortization of actuarial loss	204	1,971	921	2,882
Amortization of transition obligation	—	311	—	363

Net periodic benefit cost (income)	(201)	6,373	1,563	8,334

Amount allocated to construction projects	113	(928)	(221)	(1,102)
Amount deferred as regulatory asset/liability—net	(873)	378	(1,116)	90
Other	(16)	(1)	54	—

Amount charged (credited) to expense	$(977)	$5,822	$280	$7,322

Components of Net Periodic Benefit Costs (Income)

	Six Months Ended March 31,
	2008		2007
	Pension	Health and	Pension	Health and
(In thousands)	Benefits	Life Benefits	Benefits	Life Benefits

Components of net periodic benefit costs (income)
Service cost	$4,897	$4,401	$5,981	$5,313
Interest cost	19,839	12,516	19,516	12,620
Expected return on plan assets	(26,464)	(8,735)	(25,367)	(7,757)
Amortization of prior service cost	917	—	1,152	—
Amortization of actuarial loss	408	3,943	1,843	5,765
Amortization of transition obligation	—	621	—	726

Net periodic benefit cost (income)	(403)	12,746	3,125	16,667

Amount allocated to construction projects	227	(1,570)	(212)	(2,195)
Amount deferred as regulatory asset/liability—net	(1,746)	756	(2,304)	176
Other	(62)	5	(42)	—

Amount charged (credited) to expense	$(1,984)	$11,937	$567	$14,648

     During the six months ended March 31, 2008, Washington Gas did not make and does not expect to make any contributions for fiscal year 2008 related to its qualified, trusteed, non-contributory defined benefit pension plan covering all active and vested former employees of Washington Gas.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (concluded)
Notes to Consolidated Financial Statements (Unaudited)
     During the six months ended March 31, 2008, Washington Gas paid $723,000 on behalf of participants in its non-funded supplemental executive retirement plan, and expects to pay an additional $722,000 for the remainder of fiscal year 2008.
     For the six months ended March 31, 2008, Washington Gas contributed $14.7 million to its healthcare and life insurance benefit plans, and expects to contribute an additional $11.6 million for the remainder of fiscal year 2008.
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

INTRODUCTION
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) analyzes the financial condition, results of operations and cash flows of WGL Holdings, Inc. (WGL Holdings) and its subsidiaries and should be read in conjunction with our unaudited financial statements and the accompanying notes in this quarterly report, as well as our combined Annual Report on Form 10-K for WGL Holdings and Washington Gas Light Company (Washington Gas) for the fiscal year ended September 30, 2007 (2007 Annual Report). Except where the content clearly indicates otherwise, “WGL Holdings,” “we,” “us” or “our” refers to the holding company or the consolidated entity of WGL Holdings and all of its subsidiaries.
     Management’s Discussion is divided into the following two major sections:
•	WGL Holdings—This section describes the financial condition and results of operations of WGL Holdings and its subsidiaries on a consolidated basis. It includes discussions of our regulated and unregulated operations. WGL Holdings’ operations are derived from the results of Washington Gas and the results of our non-utility operations.
•	Washington Gas—This section describes the financial condition and results of operations of Washington Gas, a wholly owned subsidiary that comprises the majority of our regulated utility segment.
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
EXECUTIVE OVERVIEW
     Introduction
     WGL Holdings, through its wholly owned subsidiaries, sells and delivers natural gas and provides a variety of energy-related products and services to customers primarily in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia. WGL Holdings has three operating segments that are described below.
     Regulated Utility. With approximately 93 percent of our consolidated total assets, the regulated utility segment consists of Washington Gas and Hampshire Gas Company (Hampshire). Washington Gas, a wholly owned subsidiary of WGL Holdings, delivers natural gas to retail customers in accordance with tariffs approved by the regulatory commissions that have jurisdiction over Washington Gas’s rates. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third-party marketers. In its base rates charged to utility

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
customers, Washington Gas generally does not earn a profit or incur a loss associated with the sale of the natural gas commodity because regulation requires Washington Gas to bill these customers for the natural gas commodity at the same cost that Washington Gas incurs. However, Washington Gas has an asset optimization program which utilizes Washington Gas’s storage and transportation capacity when not being used to physically serve utility customers by entering into commodity-related physical and financial derivatives with third parties with the objective of deriving a profit to be shared with its utility customers (refer to the section entitled “Market Risk” for a further discussion of our asset optimization program).
     Hampshire, a wholly owned subsidiary of WGL Holdings, is regulated by the Federal Energy Regulatory Commission (FERC). Hampshire owns full and partial interests in, and operates underground natural gas storage facilities including pipeline delivery facilities located in and around a Hampshire County, West Virginia storage facility. Washington Gas purchases all of the storage services of Hampshire and includes the cost of these services in the bills sent to its customers. Hampshire operates under a “pass-through” cost of service-based tariff approved by the FERC, and adjusts its billing rates to Washington Gas on a periodic basis to account for changes in its investment in utility plant and associated expenses.
     Retail Energy-Marketing. The retail energy-marketing segment consists of the operations of Washington Gas Energy Services, Inc. (WGEServices). WGEServices competes with regulated utilities and other unregulated third-party marketers to sell natural gas and electricity supplies directly to residential, commercial and industrial customers in Maryland, Virginia, Delaware and the District of Columbia. WGEServices does not own or operate any natural gas or electric generation, production, transmission or distribution assets. Rather, it contracts for its supply needs and buys and resells natural gas and electricity with the objective of earning a profit through competitively-priced contracts with end-users. These commodities are delivered to retail customers through the distribution systems owned by regulated utilities such as Washington Gas or other unaffiliated natural gas or electric utilities.
     Heating, Ventilating and Air Conditioning (HVAC). Our HVAC segment, which consists of the operations of Washington Gas Energy Systems, Inc. (WGESystems) provides design-build energy efficient solutions to government and commercial clients. WGESystems focuses on upgrading the mechanical, electrical, water and energy-related systems of large government and commercial facilities by implementing both traditional as well as alternative energy technologies, primarily in the District of Columbia, Maryland and Virginia.
     Key Indicators of Financial Condition and Operating Performance
     We have determined that the following are key indicators for monitoring our financial condition and operating performance:
•	return on average common equity;

•	common equity ratio;

•	utility net revenues;

•	gross margins;

•	utility operation and maintenance expenses and

•	miscellaneous non-GAAP performance measures.
     For a further discussion of our business, key indicators of operating performance and operating segments, refer to Management’s Discussion within the 2007 Annual Report.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
PRIMARY FACTORS AFFECTING WGL HOLDINGS AND WASHINGTON GAS
     The principal business, economic and other factors that affect our operations and/or financial performance include:
•	weather conditions and weather patterns;

•	regulatory environment and regulatory decisions;

•	availability of natural gas supply and pipeline transportation and storage capacity;

•	diversity of natural gas supply;

•	volatility of natural gas prices;

•	non-weather related changes in natural gas consumption patterns;

•	maintaining the safety and reliability of the natural gas distribution system;

•	competitive environment;

•	environmental matters;

•	industry consolidation;

•	economic and capital market conditions;

•	inflation/deflation;

•	use of business process outsourcing;

•	labor contracts, including labor and benefit costs and

•	changes in accounting principles.
     For a further discussion of the factors listed above, refer to Management’s Discussion within the 2007 Annual Report. Also, refer to the section entitled “Safe Harbor for Forward-Looking Statements” included in this quarterly report for a listing of forward-looking statements related to factors affecting WGL Holdings and Washington Gas.
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
     We have identified the following critical accounting policies discussed below that require our judgment and estimation, where the resulting estimates have a material effect on the consolidated financial statements:
•	accounting for unbilled revenue and cost of gas recognition;

•	accounting for regulatory operations — regulatory assets and liabilities;

•	accounting for income taxes;

•	accounting for contingencies;

•	accounting for derivative instruments and

•	accounting for pension and other post-retirement benefit plans.
     For a description of these critical accounting policies, refer to Management’s Discussion within the 2007 Annual Report. Refer to Note 1 of the Notes to Consolidated Financial Statements in this quarterly report for a discussion of newly implemented accounting policies.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
WGL HOLDINGS, INC.
     RESULTS OF OPERATIONS — Three Months Ended March 31, 2008 vs. March 31, 2007
     Summary Results
     WGL Holdings, Inc. reported net income of $81.0 million, or $1.63 per share, for the three months ended March 31, 2008, the second quarter of fiscal year 2008. This represents a $17.6 million, or $0.34 per share, increase over net income of $63.4 million, or $1.29 per share, reported for the three months ended March 31, 2007. For the twelve-month periods ended March 31, 2008 and 2007, we earned a return on average common equity of 12.2 percent and 9.6 percent, respectively.
     The increase in results for the three months ended March 31, 2008 over the same period of the prior fiscal year primarily reflects $0.24 per share of increased earnings from our regulated utility segment as well as $0.10 per share of increased earnings from our retail-energy marketing segment.
     Regulated Utility Operating Results
     The following table summarizes the regulated utility segment’s operating results for the three months ended March 31, 2008 and 2007.

Regulated Utility Operating Results

	Three Months Ended
	March 31,
(In thousands)	2008	2007	Variance

Operating revenues	$677,749	$707,662	$(29,913)

Operating expenses:
Cost of gas	417,136	458,805	(41,669)
Operation and maintenance	62,991	70,069	(7,078)
Depreciation and amortization	23,134	24,339	(1,205)
General taxes and other assessments:
Revenue taxes	21,593	22,833	(1,240)
Other	13,514	12,995	519

Total operating expenses	538,368	589,041	(50,673)

Operating income	139,381	118,621	20,760
Interest expense	11,362	11,171	191
Other (income) expenses—net, including preferred stock dividends	(98)	19	(117)
Income tax expense	50,145	41,806	8,339

Net Income	$77,972	$65,625	$12,347

     The regulated utility segment’s net income was $78.0 million, or $1.57 per share, for the three months ended March 31, 2008, an increase of $12.4 million, or $0.24 per share, over net income of $65.6 million, or $1.33 per share, for the same three-month period of the prior fiscal year. The period-over-period increase in net income primarily reflects new rates in all jurisdictions coupled with favorable changes in natural gas consumption patterns.
     Earnings were favorably affected by new rates that went into effect in Virginia on February 13, 2007, Maryland on November 27, 2007 and the District of Columbia on December 31, 2007 as well as a $2.9 million (pre-tax) increase in realized margins associated with our asset optimization program, which is net of customer sharing in Maryland and the District of Columbia. These increased margins were partially offset by a $522,000 (pre-tax) increase in unrealized mark-to-market losses on derivative instruments associated with this program (refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for a further discussion of our asset optimization program). Also partially offsetting the increase in earnings was a $4.1 million accrual for estimated

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
sharing under a new Earnings Sharing Mechanism (ESM) in Virginia (refer to the section entitled “Rates and Regulatory Matters—Performance-Based Rate Plans” included Management’s Discussion for Washington Gas).
     Natural gas deliveries to firm customers totaled 585.7 million therms during the second quarter of fiscal year 2008. This compares to deliveries of 624.4 million therms in the second quarter of fiscal year 2007. This comparison primarily reflects warmer weather in the current three-month period than in the same period of the prior year, partially mitigated by the addition of 8,710 active customer meters since March 31, 2007 as well as the favorable effects of changes in natural gas consumption patterns. Natural gas consumption patterns may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per heating degree days (HDDs) that occur, particularly when customer usage is analyzed over periods shorter than an entire heating season. Natural gas consumption patterns may also be affected by non-weather related factors.
     Weather, when measured by HDDs, was 8.1 percent warmer than normal in the second quarter of fiscal year 2008, as compared to 4.9 percent colder than normal for the same quarter of fiscal year 2007. Washington Gas currently has a weather protection strategy that is designed to neutralize the estimated negative financial effects of warmer-than-normal weather. In Maryland, application of our Revenue Normalization Adjustment (RNA) billing mechanism is designed to fully offset both the detrimental effect of warmer-than-normal weather or other causes of decreased customer usage and the benefits of colder-than-normal weather or other causes of increased customer usage. For the 2006-2007 winter heating season, our weather-related instruments consisted of a weather derivative for Virginia, as well as weather insurance for the District of Columbia. These instruments allowed us to retain the benefits of colder-than-normal weather; therefore, in the second quarter of fiscal year 2007, net income was enhanced by an estimated $1.9 million (pre-tax) from the 4.9 percent colder-than-normal weather experienced in that period. There were no estimated effects on net income from the warmer-than-normal weather in the current period. With the implementation of a Weather Normalization Adjustment (WNA) mechanism in Virginia on October 1, 2007, Washington Gas no longer requires a weather derivative as part of its weather protection strategy in Virginia. During the 2007-2008 winter heating season, Washington Gas’s weather-related instruments consisted only of weather insurance for the District of Columbia. The expenses and net benefits associated with our weather-related instruments are reflected in “Operation and maintenance” expenses (refer to the section entitled “Weather Risk” for a further discussion of our weather protection strategy).
     Earnings of the regulated utility segment for the second three months of fiscal year 2008 were affected by a $7.1 million (pre-tax), decrease in operation and maintenance expenses when compared to the corresponding period of the prior fiscal year. This decrease is primarily attributable to: (i) a $4.6 million reduction in cost as a result of the elimination of our weather derivative in Virginia, coupled with increased benefits associated with our weather insurance in the District of Columbia due to the warmer-than-normal weather in the current period and (ii) improvements related our business process outsourcing (BPO) program.
     Depreciation and amortization expense for the regulated utility segment decreased $1.2 million (pre-tax) during the quarter ended March 31, 2008 when compared to the same quarter in the prior fiscal year. The lower expense was primarily attributable to the effect of new depreciation rates that went into effect in the District of Columbia on January 1, 2008 (refer to the section entitled “Rates and Regulatory Matters—Depreciation Study” included Management’s Discussion for Washington Gas).

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Non-Utility Operating Results
     Our non-utility operations comprise two business segments: (i) retail energy-marketing and (ii) HVAC. Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Total net income from our non-utility operations was $3.1 million, or $0.06 per share, for the three months ended March 31, 2008, an increase of $5.4 million or $0.10 per share, over a net loss of $2.3 million, or $0.04 per share, for the same three-month period of the prior fiscal year. The following table compares the financial results from non-utility activities for the three months ended March 31, 2008 and 2007.

Composition of Non-Utility Net Income (Loss) and Other Statistics

	Three Months Ended
	March 31,
	2008	2007	Variance

Non-Utility Net Income (Loss) (in thousands)
Retail energy-marketing	$3,556	$(1,589)	$5,145
HVAC	251	41	210
Other activities	(741)	(702)	(39)

Total non-utility	$3,066	$(2,250)	$5,316

Retail Energy-Marketing Statistics
Natural gas
Therm sales (thousands of therms)	254,375	316,035	(61,660)
Number of customers (end of period)	140,700	140,700	—

Electricity
Electricity sales (thousands of kWhs)	871,604	1,007,252	(135,648)
Number of accounts (end of period)	68,300	69,600	(1,300)

     Retail Energy-Marketing. WGEServices reported net income of $3.6 million, or $0.07 per share, for the three months ended March 31, 2008, an increase of $5.2 million or $0.10 per share, over a net loss of $1.6 million or $0.03 per share, reported for the same three-month period of the prior fiscal year. Results in the current quarter improved due to higher gross margins (revenues less costs of energy-related sales) from the sale of natural gas, partially offset by lower gross margins from electric sales.
     Gross margins from natural gas sales increased in the second quarter of fiscal year 2008 compared to the same quarter of fiscal year 2007, reflecting a rise in the margin per therm sold, partially offset by a decrease in natural gas sales volumes. Also favorably affecting the gross margins from natural gas sales were $1.4 million (pre-tax) of higher unrealized mark-to-market gains associated with energy-related derivatives.
     Gross margins from electric sales in the current quarter decreased from the same quarter of the prior period reflecting lower electric sales volumes as well as a $3.2 million (pre-tax) decline in unrealized mark-to-market valuations associated with energy-related derivatives.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Interest Expense
     The following table depicts the components of interest expense for the quarters ended March 31, 2008 and 2007.

Composition of Interest Expense

	Three Months Ended
	March 31,
(In thousands)	2008	2007	Variance

Long-term debt	$9,976	$10,042	$(66)
Short-term debt	1,569	2,100	(531)
Other (includes AFUDC) (a)	408	479	(71)

Total	$11,953	$12,621	$(668)

(a)	Represents the debt component of Allowance for Funds Used During Construction (AFUDC).
     WGL Holdings’ interest expense of $12.0 million for the second quarter of fiscal year 2008 decreased $668,000 from the same quarter of last year. Lower interest expense for the period primarily reflects lower other interest expense on short-term debt due to a decrease in the weighted average interest rate incurred on these borrowings.
     RESULTS OF OPERATIONS — Six Months Ended March 31, 2008 vs. March 31, 2007
     Summary Results
     WGL Holdings, Inc. reported net income of $128.2 million, or $2.58 per share, for the six months ended March 31, 2008, the second quarter of fiscal year 2008. This represents a $19.7 million, or $0.37 per share, increase over net income of $108.5 million, or $2.21 per share, reported for the six months ended March 31, 2007.
     The improvement in results for the six months ended March 31, 2008 over the same period of the prior fiscal year primarily reflects $0.25 per share of increased earnings from our regulated utility segment as well as $0.12 per share of increased earnings from our retail energy-marketing segment.
     Regulated Utility Operating Results
     The following table summarizes the regulated utility segment’s operating results for the six months ended March 31, 2008 and 2007.

Regulated Utility Operating Results

	Six Months Ended
	March 31,
(In thousands)	2008	2007	Variance

Operating revenues	$1,142,177	$1,141,012	$1,165

Operating expenses:
Cost of gas	685,415	709,810	(24,395)
Operation and maintenance	124,368	126,122	(1,754)
Depreciation and amortization	47,180	42,890	4,290
General taxes and other assessments:
Revenue taxes	37,046	38,110	(1,064)
Other	24,396	22,270	2,126

Total operating expenses	918,405	939,202	(20,797)

Operating income	223,772	201,810	21,962
Interest expense	23,513	23,145	368
Other (income) expenses—net, including preferred stock dividends	(304)	480	(784)
Income tax expense	78,389	69,565	8,824

Net Income	$122,174	$108,620	$13,554

     Our regulated utility segment reported net income of $122.2 million, or $2.46 per share, for the six months ended March 31, 2008, an increase of $13.6 million, or $0.25 per share, over the net income of $108.6 million, or $2.21 per share, reported for the first six months of fiscal year 2007. The period-over-period increase in net income primarily reflects new rates in all jurisdictions coupled with favorable changes in natural gas consumption patterns.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Earnings were favorably affected by: (i) the new rates that went into effect in Virginia on February 13, 2007, Maryland on November 27, 2007 and the District of Columbia on December 31, 2007; (ii) a $1.1 million favorable regulatory adjustment made in the first quarter of fiscal year 2008 applicable to prior fiscal years to revise the treatment for certain shared revenues in the District of Columbia and (iii) a $6.8 million (pre-tax) increase in realized margins associated with our asset optimization program. These increased margins were partially offset by a $3.3 million (pre-tax) increase in unrealized mark-to-market losses on derivative instruments associated with this program. Also partially offsetting the increase in earnings was a $4.8 million accrual for estimated sharing under the new ESM in Virginia.
     Natural gas deliveries to firm customers totaled 981.4 million therms during the six months ending March 31, 2008. This compares to deliveries of 989.0 million therms in the six months ending March 31, 2007. This comparison reflects warmer weather in the current six-month period than in the same period of the prior year, mostly offset by the addition of 8,710 active customer meters since March 31, 2007, and the favorable effects of changes in natural gas consumption patterns due to shifts in weather patterns as well as non-weather related factors.
     Weather, when measured by HDDs, was 8.2 percent warmer than normal in the six-month period ended March 31, 2008, as compared to 1.4 percent colder than normal for the same period of fiscal year 2007. Including the effects of our weather protection strategies during the six months ended March 31, 2007, net income was enhanced by an estimated $1.9 million (pre-tax) from the colder-than-normal weather. There were no estimated effects on net income from the warmer-than-normal weather in the current six-month period.
     Earnings of the regulated utility segment for the first six months of fiscal year 2008 were affected by a $1.8 million (pre-tax), decrease in operation and maintenance expenses when compared to the corresponding period of the prior fiscal year. This decrease is primarily attributable to: (i) a $4.0 million (pre-tax) benefit associated with our weather insurance in the District of Columbia resulting from the warmer-than-normal weather in the current period; (ii) a $1.9 million (pre-tax) reversal of expenses, net of amortization, that were incurred in prior fiscal years for initial implementation costs associated with our BPO program as approved by the District of Columbia Public Service Commission (PSC of DC) in a December 28, 2007 Final Order (refer to the section entitled “Rates and Regulatory Matters” included under Management’s Discussion for Washington Gas) and (iii) the reversal of $921,000 in expenses applicable to prior fiscal years for heavy hydrocarbons (HHCs) that are being injected into our distribution system to treat the vaporized liquefied natural gas (LNG) received from the Cove Point LNG terminal (refer to the section entitled “Operating Issues Related to Cove Point Natural Gas Supply"). These expenses were reversed as part of a November 16, 2007 Final Order from the Maryland Public Service Commission (PSC of MD) that granted recovery of these costs.
     Partially offsetting the decrease in Operation and Maintenance expenses was $3.6 million (pre-tax) of higher uncollectible accounts expense primarily due to an adjustment to the accumulated reserve made in the prior period to reflect better collections.
     Depreciation and amortization expense for the regulated utility segment increased $4.3 million (pre-tax) during the six months ended March 31, 2008 when compared to the same period in the prior fiscal year. The higher expense was attributable to the effect of increased investment in depreciable property, plant and equipment as well as a $3.9 million benefit recorded in the first quarter of fiscal year 2007 applicable to the prior period from January 1, 2006 to September 30, 2006 related to a reduction in Washington Gas’s depreciation rates on fixed assets in Virginia. The reduction in Washington Gas’s depreciation rates was approved by the staff of the Virginia State Corporation

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
Commission (SCC of VA) during the first quarter of fiscal year 2007 (refer to the section entitled “Rates and Regulatory Matters—Depreciation Study” included under Management’s Discussion for Washington Gas.) Partially offsetting this increase in depreciation and amortization expense was the effect of new depreciation rates that went into effect in the District of Columbia on January 1, 2008.
     Non-Utility Operating Results
     Our continuing non-utility operations reported net income of $6.1 million, or $0.12 per share, for the six months ended March 31, 2008, a $6.2 million, or $0.12 per share, increase over a net loss of $147,000 for the same six-month period of the prior fiscal year. The following table compares the financial results from non-utility activities for the six months ended March 31, 2008 and 2007.

Composition of Non-Utility Net Income (Loss) and Other Statistics

	Six Months Ended
	March 31,
	2008	2007	Variance

Non-Utility Net Income (Loss) (in thousands)
Retail energy-marketing	$6,837	$1,087	$5,750
Commercial HVAC	524	138	386
Other activities	(1,300)	(1,372)	72

Total non-utility	$6,061	$(147)	$6,208

Retail Energy-Marketing Statistics
Natural gas
Therm sales (thousands of therms)	450,849	520,647	(69,798)
Number of customers (end of period)	140,700	140,700	—

Electricity
Electricity sales (thousands of kWhs)	1,771,073	1,906,981	(135,908)
Number of accounts (end of period)	68,300	69,600	(1,300)

     Retail Energy-Marketing. WGEServices reported net income of $6.8 million, or $0.14 per share, for the six months ended March 31, 2008, an increase in earnings of $5.7 million, or $0.12 per share, over net income of $1.1 million, or $0.02 per share, reported for the same six-month period in fiscal year 2007. The year-over-year improvement in earnings for this business primarily reflects higher gross margins from the sale of natural gas, partially offset by lower gross margins from the sale of electricity.
     Gross margins from natural gas sales increased in the six months ended March 31, 2008, compared to the same period of fiscal year 2007, reflecting a rise in the margin per therm sold, partially offset by a decrease in natural gas sales volumes. Also favorably affecting the gross margins from natural gas sales were $3.5 million (pre-tax) of higher unrealized mark-to-market gains associated with energy-related derivatives.
     Gross margins from electric sales in the current quarter decreased from the same quarter of the prior period reflecting lower electric sales volumes as well as a $4.5 million (pre-tax) decline in unrealized mark-to-market valuations associated with energy-related derivatives.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Interest Expense
     The following table depicts the components of interest expense for the six months ended March 31, 2008 and 2007.

Composition of Interest Expense

	Six Months Ended
	March 31,
(In thousands)	2008	2007	Variance

Long-term debt	$19,956	$20,050	$(94)
Short-term debt	4,023	4,620	(597)
Other (includes AFUDC) (a)	711	1,163	(452)

Total	$24,690	$25,833	$(1,143)

(a)	Represents the debt component of AFUDC.
     WGL Holdings’ interest expense of $24.7 million for the first six months of fiscal year 2008 decreased $1.1 million compared to the same period last year. This decrease primarily reflects lower interest costs associated with short-term borrowings, reflecting a decrease in the weighted average interest rate incurred on these borrowings, partially offset by a higher average balance of short-term debt outstanding. Also contributing to the decrease in interest expense was lower interest expense on customer deposits and other items.
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
     We have a goal to maintain our common equity ratio in the mid-50 percent range of total consolidated capital. The level of this ratio varies during the fiscal year due to the seasonal nature of our business. This seasonality is also evident in the variability of our short-term debt balances, which are typically higher in the fall and winter months, and substantially lower in the spring when a significant portion of our current assets is converted into cash at the end of the winter heating season. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for WGL Holdings and Washington Gas, and to allow access to capital at reasonable costs. As of March 31, 2008, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 61.6 percent common equity, 1.6 percent preferred stock and 36.8 percent long-term debt. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of Washington Gas and WGEServices and, to a lesser extent, other non-utility operations.
     Our plans provide for sufficient liquidity to satisfy our financial obligations. At March 31, 2008, we did not have any restrictions on our cash balances that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.

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
     Washington Gas and WGEServices have seasonal short-term cash requirements resulting from their need to purchase storage gas inventory in advance of the winter heating periods in which the storage gas is sold. Washington Gas generally collects the cost of its gas under cost recovery mechanisms. WGEServices collects revenues that are designed to reimburse it for its commodity costs used to supply its retail customer contracts. Variations in the timing of cash receipts from customers under these collection methods can significantly affect short-term cash requirements. In addition, both Washington Gas and WGEServices pay their respective commodity suppliers before collecting the accounts receivable balances resulting from these sales. WGEServices derives its funding to finance these activities from short-term debt issued by WGL Holdings. Additionally, WGL Holdings may be required to post collateral on behalf of WGEServices for certain purchases.
     WGL Holdings and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. At March 31, 2008, WGL Holdings and Washington Gas each had revolving credit agreements with a group of commercial banks that permit the companies, with the banks’ approval, to borrow up to $450 million and $400 million, respectively. These credit facilities expire on August 3, 2012, with unlimited extension options. As of March 31, 2008 there were no outstanding borrowings under either the WGL Holdings or Washington Gas credit facilities. Refer to Note 3 of the Notes to Consolidated Financial Statements in this quarterly report.
     At March 31, 2008 and September 30, 2007, WGL Holdings and its subsidiaries had outstanding notes payable of $98.9 million and $184.2 million, respectively. Of the outstanding notes payable balance at March 31, 2008, $55.0 million and $43.9 million was commercial paper issued by WGL Holdings and Washington Gas, respectively. Of the outstanding notes payable balance at September 30, 2007, $62.2 million and $122.0 million was commercial paper issued by WGL Holdings and Washington Gas, respectively.
     To manage credit risk, both Washington Gas and WGEServices may require deposits from certain customers and suppliers. At March 31, 2008 and September 30, 2007, “Customer deposits and advance payments” totaled $43.1 million and $49.2 million, respectively. For both periods, substantially all of these deposits related to customer deposits for Washington Gas. These deposits are reported as current liabilities, and may be refunded to the depositor-customer at various times throughout the year based on the customer’s payment habits. At the same time, other customers make new deposits that cause the balance of customer deposits to remain relatively steady. Refer to the section entitled “Credit Risk” for a further discussion of our management of credit risk.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Long-Term Cash Requirements and Related Financing
     Our long-term cash requirements primarily depend upon the level of capital expenditures, long-term debt maturities and decisions to refinance long-term debt. Refer to our 2007 Annual Report for a further discussion of our capital expenditures forecast and our long-term debt maturities.
     At March 31, 2008, Washington Gas had the capacity, under a shelf registration that was declared effective by the Securities and Exchange Commission on June 8, 2006, to issue up to $300.0 million of Medium-Term Notes (MTNs).
     Security Ratings
     The table below reflects the current credit ratings for the outstanding debt instruments of WGL Holdings and Washington Gas. Changes in credit ratings may affect WGL Holdings’ and Washington Gas’s cost of short-term and long-term debt and their access to the capital markets. Credit ratings can change at any time.

Credit Ratings for Outstanding Debt Instruments

	WGL Holdings		Washington Gas
Unsecured
	Medium-Term Notes		Unsecured	Commercial
Rating Service	(Indicative)(a)	Commercial Paper	Medium-Term Notes	Paper

Fitch Ratings	A+	F1	AA-	F1+
Moody’s Investors Service	Not Rated	Not Prime	A2	P-1
Standard & Poor’s Ratings Services (b)	AA-	A-1	AA-	A-1

(a)	Indicates the ratings that may be applicable if WGL Holdings were to issue unsecured MTNs.

(b)	The long-term debt rating issued by Standard & Poor’s Ratings Services for WGL Holdings and Washington Gas is stable.
     Cash Flows Provided by Operating Activities
     The primary drivers for our operating cash flows are cash payments received from natural gas and electricity customers, offset by our payments for natural gas and electricity costs, operation and maintenance expenses, taxes and interest costs.
     Net cash provided by operating activities totaled $187.2 million for the six months ended March 31, 2008. Net cash provided by operating activities reflects net income applicable to common stock, as adjusted for non-cash earnings and charges, as well as changes in working capital. Certain changes in working capital from September 30, 2007 to March 31, 2008 are described below:
•	Accounts receivable and unbilled revenues—net increased $354.7 million from September 30, 2007, primarily due to increased sales volumes associated with our winter heating season.

•	Storage gas inventory levels decreased $210.2 million from September 30, 2007 due to seasonal withdrawals.

•	Accounts payable and other accrued liabilities increased $82.1 million, largely attributable to seasonal natural gas purchases.
     Cash Flows Used in Financing Activities
     Cash flows used in financing activities totaled $112.0 million for the six months ended March 31, 2008. This primarily reflects a decrease in our notes payable by a net amount of $85.4 million due to decreased working capital requirements, and common stock dividend payments totaling $33.9 million.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Cash Flows Used in Investing Activities
     During the six months ended March 31, 2008, cash flows used in investing activities totaled $61.6 million, which primarily consists of capital expenditures made on behalf of Washington Gas.
     CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER COMMERCIAL COMMITMENTS
     Contractual Obligations
     We have certain contractual obligations incurred in the normal course of business that require us to make fixed and determinable payments in the future. These commitments include long-term debt, lease obligations, unconditional purchase obligations for pipeline capacity, transportation and storage services, certain natural gas and electricity commodity commitments and our commitments related to the BPO program.
     Reference is made to the “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” section of Management’s Discussion in our 2007 Annual Report for a detailed discussion of our contractual obligations. Note 6 of the Notes to Consolidated Financial Statements in our 2007 Annual Report includes a discussion of long-term debt, including debt maturities. Reference is made to Note 15 of the Notes to Consolidated Financial Statements in our 2007 Annual Report that reflects information about the various contracts of Washington Gas and WGEServices. Additionally, refer to Note 10 of the Notes to Consolidated Financial Statements in this quarterly report.
     Construction Project Financing
     To fund certain of its construction projects, Washington Gas enters into financing arrangements with a third-party lender (the lender). As part of these financing arrangements, Washington Gas’s customers agree to a long-term periodic payment stream of both principal and interest. Washington Gas then assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a note receivable representing its customers’ obligations to remit principal and interest and a long-term note payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the notes receivable to the lender and removes both the note receivable and long-term financing from its financial statements. As of March 31, 2008, work on these construction projects that was not completed or accepted by customers was valued at $8.5 million, which is recorded on the balance sheet as a note receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt”. At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, non-payment of a periodic obligation by the customer, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Once the project is accepted by the customer, the lender will have no recourse against Washington Gas related to this long-term debt.
     Financial Guarantees
     WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At March 31, 2008, these guarantees totaled $322.2 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
guarantees or other collateral from suppliers when required by our credit policy (refer to the section entitled “Credit Risk” for a further discussion of our credit policy). WGL Holdings also issued guarantees totaling $3.0 million at March 31, 2008 that were made on behalf of certain of our non-utility subsidiaries associated with their banking transactions. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
     Chillum LNG Facility
     Washington Gas plans to construct a one billion cubic foot LNG storage facility on the land historically used for natural gas storage facilities by Washington Gas in Chillum, Maryland, to meet its customers’ forecasted peak demand for natural gas. The new storage facility is currently expected to be completed and in service by the 2011-2012 winter heating season, subject to favorable outcomes on certain zoning and other legal challenges. On October 30, 2006, the District Council of Prince George’s County, Maryland denied Washington Gas’s application for a special exception related to its proposed construction of the LNG peaking plant because it believes that current zoning restrictions prohibit such construction. Washington Gas appealed this decision to the Prince George’s County Circuit Court (the Circuit Court) on November 22, 2006, however the case was subsequently sent back to the administrative process by the Circuit Court. On April 16, 2008, Washington Gas filed a Complaint for Declaratory and Injunctive Relief with the United States District Court for the District of Maryland seeking to clarify the role of the local jurisdiction by affirming all local laws relating to safety and location of the facility are preempted by Federal and State law. Until the legal challenges are resolved and the LNG plant is constructed, Washington Gas has planned for alternative sources of supply to meet its customers’ peak day requirements.
     Operating Issues Related To Cove Point Natural Gas Supply
     In late fiscal year 2003, Dominion reactivated its Cove Point LNG terminal. The composition of the vaporized LNG received from the Cove Point LNG terminal resulted in increased leaks in certain mechanical couplings on the portion of our distribution system that directly receives the Cove Point gas. The imported Cove Point gas contains a lower concentration of HHCs than domestically produced natural gas, which caused the seals on those mechanical couplings to shrink and those couplings to leak. Independent laboratory tests performed on behalf of Washington Gas have shown that the injection of HHCs into the type of gas coming from the Cove Point LNG terminal can be effective in re-swelling the seals in couplings which increases their sealing force and, thus, reduces the propensity for the couplings to leak.
     Through a pipeline replacement project and the construction of a HHC injection facility at the gate station that exclusively receives gas from the Cove Point terminal, Washington Gas has effectively reduced the occurrence of new leaks in this area of the distribution system. A planned expansion of the Cove Point terminal by the end of 2008 is expected to result in a substantial increase in the receipt of Cove Point gas into additional portions of Washington Gas’s distribution system as the Cove Point gas is introduced into other downstream pipelines that provide service to Washington Gas. This expansion may result in a greater number of leaks; therefore, Washington Gas is addressing this issue through additional pipeline replacement programs and the construction of additional HHC injection facilities.
     Washington Gas has completed the construction of a second HHC injection facility that became operational in December 2007 at a cost of approximately $4 million and continues the planning necessary to construct a third HHC injection facility which is expected to become operational prior to

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
the planned Cove Point expansion. The third HHC injection facility is estimated to cost between $3 million and $4 million. Washington Gas has been granted recovery for a portion of these costs in Virginia and Maryland. Additionally, Washington Gas will seek recovery of these costs in the District of Columbia in a future base rate proceeding. Washington Gas believes that the cost of these facilities should be recoverable in all jurisdictions.
     The estimated cost of these facilities does not include the cost of the HHCs injected into the gas stream at the gate stations. We have been granted cost recovery for the majority of these costs in Virginia and Maryland, and have requested cost recovery for both past and future HHC costs in the District of Columbia (refer to the section entitled “Rates and Regulatory Matters").
     With current pipeline supply configurations, the strategic placement of the three HHC injection facilities will condition the gas supplied to over 95 percent of the pipelines that contain mechanical couplings within our distribution system. In addition to the installation of these injection facilities, Washington Gas is replacing or remediating selected mechanically coupled pipelines within the areas of the distribution system that may receive high concentrations of Cove Point gas that will not receive HHC injections. The estimated cost of this replacement work is $19.5 million, and the work is scheduled to be completed prior to the planned expansion of the Cove Point terminal.
     Washington Gas continues to gather and evaluate field and laboratory evidence to determine the effectiveness of injecting HHCs into our distribution system where deliveries of Cove Point gas are received, and whether this treatment of the Cove Point gas will suffice as the primary action we will need to take in preventing additional leaks or retarding the rate at which additional leaks may occur in the gas distribution system if additional volumes from the Cove Point terminal are introduced. Our construction of the third HHC injection facility may not be timely or feasible. If the injection of additional HHCs into the gas distribution system is not effective or only partially effective in preventing additional leaks on couplings and we are unable to determine a satisfactory alternative solution on a timely basis, then additional operating expenses and capital expenditures may be necessary to contend with the receipt of increased volumes of vaporized LNG from the Cove Point terminal into Washington Gas’s distribution system.
     Notwithstanding Washington Gas’s recovery through local regulatory commission action of costs related to the construction of the HHC injection facilities, Washington Gas is pursuing remedies to assure that its customers are only paying their appropriate share of the costs of the remediation to maintain the safety of the Washington Gas distribution system.
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
     On June 16, 2006, the FERC issued an order authorizing Dominion’s request to expand the capacity and output of its Cove Point LNG terminal and, thereby, denying Washington Gas’s request to require Dominion to demonstrate the safety and reliability of the Cove Point gas flowing through the Washington Gas distribution system. Washington Gas, the PSC of MD, Keyspan Corporation, the Maryland Office of People’s Counsel (MD OPC) and other organizations have all filed Requests for

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
Rehearing with the FERC to seek modification of the FERC’s June 16, 2006 order. These requests have been rejected by the FERC. On January 26, 2007, Washington Gas filed a notice of appeal with the United States Court of Appeals for the District of Columbia Circuit (the Court of Appeals). Washington Gas requested the Court of Appeals to reverse the June 16, 2006 FERC order that authorized the Cove Point expansion, as well as a January 4, 2007 FERC order that denied Washington Gas’s rehearing request. Initial briefs have been filed by all parties. Washington Gas filed its reply brief on February 8, 2008, and oral arguments were held by the Court of Appeals on April 15, 2008.
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
     CREDIT RISK
     Regulated Utility Segment
     Certain suppliers that sell natural gas to Washington Gas either have relatively low credit ratings or are not rated by major credit rating agencies. In the event of a supplier’s failure to deliver contracted volumes of gas, Washington Gas may need to replace those volumes at prevailing market prices, which may be higher than the original transaction prices, and pass these costs through to its sales customers under the purchased gas cost adjustment mechanisms. Additionally, Washington Gas enters into contracts with third parties to buy and sell natural gas for the purpose of maximizing the value of its long-term capacity and storage assets, as well as for hedging natural gas costs and interest costs. In the event of a default by these third parties, Washington Gas may be at risk for financial loss to the extent these costs are not passed through to its customers. To manage these various credit risks, Washington Gas has a credit policy in place that is designed to mitigate these credit risks through a requirement for credit enhancements including, but not limited to, letters of credit and parent guarantees when deemed necessary. In accordance with this policy, Washington Gas has obtained credit enhancements from certain of its counterparties. Additionally, for certain counterparties or their guarantors that meet this policy’s creditworthiness criteria, Washington Gas grants unsecured credit which is continuously monitored.
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
     Retail Energy-Marketing Segment
     Certain wholesale counterparties that sell natural gas or electricity to WGEServices either have relatively low credit ratings or are not rated by major credit rating agencies. Depending on the ability of these counterparties to deliver natural gas or electricity under existing contracts, WGEServices could be financially exposed for the difference between the price at which WGEServices has contracted to buy these commodities and their replacement cost from another supplier. To the extent that WGEServices sells natural gas to these wholesale counterparties, WGEServices may be exposed to payment risk if WGEServices is in a net receivable position. Additionally, WGEServices

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
enters into contracts with third parties to hedge the costs of natural gas and electricity. Depending on the ability of the third parties to fulfill their commitments, WGEServices could be at risk for financial loss. WGEServices has an existing credit policy that is designed to mitigate credit risks through a requirement for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. In accordance with this policy, WGEServices has obtained credit enhancements from certain of its counterparties. If certain counterparties or their guarantors meet the policy’s creditworthiness criteria, WGEServices grants unsecured credit to those counterparties or their guarantors. The creditworthiness of unsecured counterparties is continuously monitored.
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
     To manage price risk associated with its natural gas supply to its firm customers, Washington Gas: (i) actively manages its gas supply portfolio to balance sales and delivery obligations; (ii) injects natural gas into storage during the summer months when prices are generally lower, and withdraws that gas during the winter heating season when prices are generally higher and (iii) enters into hedging contracts and other contracts that qualify as derivative instruments related to the sale and purchase of natural gas.
     Washington Gas has specific regulatory approval in the District of Columbia, Maryland and Virginia to use forward contracts and option contracts to hedge against potential price volatility for a limited portion of its natural gas purchases for firm customers. Specifically, Washington Gas has approval to: (i) buy gas in advance using forward contracts; (ii) purchase call options that lock in a maximum price when Washington Gas is ready to buy gas and (iii) use a combination of put and call options to limit price exposure within an acceptable range. Regulatory approval for Virginia is permanent. The regulatory approvals in the District of Columbia and Maryland are pursuant to pilot programs, and Washington Gas is seeking to continue these programs. Additionally, pursuant to a pilot program, Washington Gas has specific regulatory approval in Maryland and Virginia to hedge the cost of natural gas purchased for storage using financial transactions in the form of forwards, swaps and option contracts.
     Washington Gas also executes commodity-related physical and financial derivative transactions in the form of forwards, swaps and option contracts as part of an asset optimization program that is managed by its internal staff. Under this program, Washington Gas realizes value from its long-term natural gas transportation and storage capacity resources when not being used to physically serve

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
utility customers. Regulatory sharing mechanisms allow the profit from these transactions to be shared between Washington Gas’s customers and shareholders. Prior to April 30, 2008, external asset management specialists (asset managers) managed a portion of Washington Gas’s asset optimization program. These non-affiliated asset managers assisted in the acquisition and delivery of natural gas supply to Washington Gas’s service territory, and paid Washington Gas a fee to execute off-system transactions when certain capacity resources were under-utilized. On April 30, 2008, these asset management contracts expired, and Washington Gas’s asset optimization program is now fully managed by its internal staff with the assistance of external consultants.
     Price Risk Related to the Retail Energy-Marketing Segment
     Our retail energy-marketing subsidiary, WGEServices, sells natural gas and electricity to retail customers at both fixed and indexed prices. WGEServices must manage daily and seasonal demand fluctuations for these products with its suppliers. The volume and price risks are evaluated, measured and managed separately for natural gas and electricity. Price risk exists to the extent WGEServices does not closely match the timing and volume of natural gas and electricity it purchases with the related fixed price or indexed sales commitments. WGEServices’ risk management policies and procedures are designed to minimize these risks.
     Natural Gas. WGEServices faces risk in that a portion of its annual natural gas sales volumes are subject to variations in customer demand associated with fluctuations in weather and customer conservation. WGEServices manages this volumetric risk by using storage gas inventory and peaking services offered to marketers through the regulated utilities that provide delivery service for WGEServices’ customers. Purchases of natural gas to fulfill retail sales commitments are generally made under fixed-volume contracts. If there is a significant deviation from normal weather that causes our purchase commitments to differ significantly from actual customer usage, WGEServices may be required to purchase incremental natural gas or sell excess natural gas at prices that negatively impact gross margins. WGEServices may also manage price risk through the use of derivative instruments that include financial contracts and wholesale supply contracts that provide for volumetric variability. WGEServices also uses derivative instruments to mitigate the price risks associated with purchasing natural gas wholesale and reselling natural gas to retail customers at prices that are generally fixed.
     Electricity. WGEServices procures electricity supply under contract structures in which WGEServices assumes the responsibility of matching its customer requirements with its supply purchases. WGEServices assembles the various components of supply, including electric energy from various suppliers, and capacity, ancillary services and transmission service from the PJM Interconnection, a regional transmission organization, to match its customer requirements in accordance with its risk management policy. To the extent WGEServices has not matched its customer requirements with its supply purchases, it could be exposed to electricity commodity price risk. WGEServices may manage this risk through the use of derivative instruments, including financial contracts.
     WGEServices’ electric business is also exposed to fluctuations in weather. Purchases generally are made under fixed-price, fixed-volume contracts that are based on certain weather assumptions. If there are significant deviations in weather from these assumptions, WGEServices may incur price and volume variances that could negatively impact its expected gross margins (refer to the section entitled “Weather Risk” for a further discussion of our management of weather risk).

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Value-at-Risk. WGEServices measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95 percent confidence interval for a one-day holding period, WGEServices’ value-at-risk at March 31, 2008 was approximately $159,000 and $236,000 related to its natural gas and electric portfolios, respectively.
     Consolidated Operations
     The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with our energy-related derivatives during the six months ended March 31, 2008:

Changes in Fair Value of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2007	$(4.7)
Net fair value of contracts entered into during the period	1.1
Other changes in net fair value	(0.7)
Realized net settlement of derivatives	(7.8)

Net assets (liabilities) at March 31, 2008	$(12.1)

Roll Forward of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2007	$(4.7)
Recorded to income	(0.3)
Recorded to regulatory assets/liabilities	0.7
Net option premium payments	—
Realized net settlement of derivatives	(7.8)

Net assets (liabilities) at March 31, 2008	$(12.1)

     The maturity dates of the fair value of our net assets (liabilities) associated with our energy- related derivatives at March 31, 2008, is summarized in the following table based on the approach used to determine fair value:

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
		Remainder
(in millions)	Total	of 2008	2009	2010	2011	2012	Thereafter

Prices actively quoted	$(1.2)	$0.4	$(2.3)	$0.7	$0.3	$0.7	$(1.0)
Prices provided by other external sources	—	—	—	—	—	—	—
Prices based on models and other valuation methods	(10.9)	0.9	(3.2)	(3.6)	1.4	(1.1)	(5.3)

Total net assets (liabilities) associated with our energy-related derivatives	$(12.1)	$1.3	$(5.5)	$(2.9)	$1.7	$(0.4)	$(6.3)

     Weather Risk
     We are exposed to various forms of weather risk in both our regulated utility and unregulated business segments. For Washington Gas, a large portion of its revenues is volume driven and its current rates are based upon an assumption of normal weather, however, billing adjustment mechanisms described below address variations from this assumption. Without weather protection strategies, variations from normal weather will cause our earnings to increase or decrease depending on the weather pattern. Washington Gas currently has a weather protection strategy that is designed to neutralize the estimated negative financial effects of warmer-than-normal weather on its net revenues, as discussed below.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     The financial results of our non-regulated energy-marketing business, WGEServices, are also affected by variations from normal weather primarily in the winter relating to its natural gas sales, and throughout the fiscal year relating to its electricity sales. WGEServices manages these weather risks with, among other things, weather derivatives.
     Billing Adjustment Mechanisms. In Maryland, Washington Gas has a RNA billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. Effective October 1, 2007, Washington Gas implemented a WNA mechanism in Virginia which is a billing adjustment mechanism that is designed to eliminate the effect of variations in weather from normal levels on utility net revenues.
     For both the RNA and the WNA mechanisms, periods of colder-than-normal weather generally would cause Washington Gas to record a reduction to its revenues and establish a refund liability to customers, while the opposite would generally result during periods of warmer-than-normal weather. However, factors such as volatile weather patterns during “shoulder” months and customer conservation may cause the RNA to function conversely because it adjusts billed revenues to provide a designed level of net revenue per meter.
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
     Weather Derivatives. WGEServices utilizes HDD derivatives for managing weather risks related to its natural gas sales. WGEServices also utilizes cooling degree day (CDD) derivatives to manage weather risks related to its electricity sales during the summer cooling season. These derivatives cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in HDDs or CDDs. Refer to Note 7 of the Notes to Consolidated Financial Statements for a further discussion of the accounting for these weather-related instruments.
     Interest-Rate Risk
     We are exposed to interest-rate risk associated with our debt financing costs. Washington Gas utilizes derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility. During both the three and the six months ended March 31, 2008, Washington Gas did not utilize derivative instruments associated with its debt financing costs. For a further discussion of our management of interest-rate risk, refer to Management’s Discussion within our 2007 Annual Report.

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
     RESULTS OF OPERATIONS – Three Months Ended March 31, 2008 vs. March 31, 2007
     Summary Results
     Washington Gas reported net income applicable to common stock of $77.7 million for the three months ended March 31, 2008, an increase of $12.5 million over net income of $65.2 million reported for the same three months of the prior fiscal year.
     Utility Net Revenues
     We analyze Washington Gas’s financial performance based on its utility net revenues. As discussed below, Washington Gas includes the cost of the natural gas commodity and revenue taxes in its rates charged to customers. Both the cost of the natural gas commodity and revenue taxes are reflected in operating revenues. Accordingly, changes in the cost of natural gas and revenue taxes associated with sales made to customers have no direct effect on Washington Gas’s utility net revenues or net income. The following table presents utility net revenues for the three months ended March 31, 2008 and 2007.

Utility Net Revenues

	Three Months Ended
	March 31,
(In thousands)	2008	2007	Variance

Operating revenues	$677,749	$707,662	$(29,913)
Less: Cost of gas	417,136	458,805	(41,669)
Revenue taxes	21,593	22,833	(1,240)

Utility net revenues	$239,020	$226,024	$12,996

     Utility net revenues for Washington Gas were $239.0 million for the three months ended March 31, 2008, an increase of $13.0 million over net revenues of $226.0 million reported for the same three-month period in fiscal year 2007. The increase in utility net revenues primarily reflects new rates that went into effect in Virginia on February 13, 2007, Maryland on November 27, 2007 and the District of Columbia on December 31, 2007 coupled with favorable changes in natural gas consumption patterns. Also contributing to the increase in utility net revenues for the second quarter of fiscal year 2008 were the addition of 8,710 active customer meters since March 31, 2007 as well as a $2.9 million (pre-tax) increase in realized margins associated with our asset optimization program. This increase in margins was partially offset by a $522,000 (pre-tax) increase in unrealized mark-to-market losses on derivative instruments associated with this program. Also partially offsetting the increase in net revenues was a $4.1 million accrual for estimated sharing under the new ESM in Virginia.
     Key gas delivery, weather and meter statistics are shown in the table below for the three months ended March 31, 2008 and 2007.

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Gas Deliveries, Weather and Meter Statistics

	Three Months Ended			Percent
	March 31,			Increase
	2008	2007	Variance	(Decrease)

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	400,991	432,327	(31,336)	(7.2)
Gas Delivered for Others	184,707	192,046	(7,339)	(3.8)

Total Firm	585,698	624,373	(38,675)	(6.2)

Interruptible
Gas Sold and Delivered	2,212	1,334	878	65.8
Gas Delivered for Others	86,323	90,601	(4,278)	(4.7)

Total Interruptible	88,535	91,935	(3,400)	(3.7)

Electric Generation—Delivered for Others	14,761	17,002	(2,241)	(13.2)

Total deliveries	688,994	733,310	(44,316)	(6.0)

Degree Days
Actual	1,944	2,231	(287)	(12.9)
Normal	2,115	2,127	(12)	(0.6)
Percent Colder (Warmer) Than Normal	(8.1)%	4.9%	n/a	n/a
Active Customer Meters (end of period)	1,061,484	1,052,774	8,710	0.8
New Customer Meters Added	3,222	4,093	(871)	(21.3)

     Gas Service to Firm Customers. The level of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. Washington Gas’s rates are based on normal weather. The tariffs in the Maryland and Virginia jurisdictions also include the effects of the RNA and WNA mechanisms, respectively. Additionally, the combination of declining block rates in the Maryland and Virginia jurisdictions and the existence of fixed demand charges in all jurisdictions to collect a portion of revenues reduce the effect that variations from normal weather have on utility net revenues.
     During the quarter ended March 31, 2008, total gas deliveries to firm customers were 585.7 million therms compared to 624.4 million therms delivered in the second quarter of fiscal year 2007. This comparison in natural gas deliveries to firm customers reflects warmer weather in the current three-month period than in the same period of the prior year partially mitigated by the addition of 8,710 active customer meters since March 31, 2007 as well as the favorable effects of changes in natural gas consumption patterns due to shifts in weather patterns and non-weather related factors.
     Weather, when measured by HDDs, was 8.1 percent warmer than normal in the second quarter of fiscal year 2008, as compared to 4.9 percent colder than normal for the same quarter of fiscal year 2007.
     Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers decreased by 3.4 million therms, or 3.7 percent, during the second quarter of fiscal year 2008 when compared to the same quarter last year, reflecting decreased demand due to warmer weather.
     The effect on net income of any changes in delivered volumes and prices to interruptible customers is limited by margin-sharing arrangements that are included in Washington Gas’s rate designs in the District of Columbia. Rates for interruptible customers in Maryland and Virginia are based on a traditional cost of service approach. In Virginia, Washington Gas retains all revenues above a pre-approved margin threshold level. In Maryland, Washington Gas retains a defined amount of revenues based on a set threshold.

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Gas Service for Electric Generation. Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the second quarter of fiscal year 2008, deliveries to these customers decreased by 2.2 million therms, or 13.2 percent, when compared to the same quarter last year. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.
     Utility Operating Expenses
     Operation and Maintenance Expenses. Operation and maintenance expenses of $63.7 million (pre-tax) for the three months ended March 31, 2008, were $7.2 million lower than for the same three-month period of the prior fiscal year. This decrease is primarily attributable to: (i) a $4.6 million reduction in cost as a result of the elimination of our weather derivative in Virginia, coupled with increased benefits associated with our weather insurance in the District of Columbia and (ii) improvements related our BPO program.
     Depreciation and Amortization. Depreciation and amortization expense was $22.9 million (pre-tax) for the second quarter of fiscal year 2008, a decrease of $1.1 million, or 4.7 percent, when compared to the same three-month period of the prior fiscal year. The lower expense was primarily attributable to the effect of new depreciation rates that went into effect in the District of Columbia on January 1, 2008.
     RESULTS OF OPERATIONS – Six Months Ended March 31, 2008 vs. March 31, 2007
     Summary Results
     For the first six months of fiscal year 2008, Washington Gas reported net income applicable to common stock of $121.7 million, an increase of $13.6 million over net income of $108.1 million reported for the same period of the prior fiscal year.
     Utility Net Revenues
     The following table presents utility net revenues for the six months ended March 31, 2008 and 2007.

Utility Net Revenues

	Six Months Ended
	March 31,
(In thousands)	2008	2007	Variance

Operating revenues	$1,142,177	$1,141,012	$1,165
Less: Cost of gas	685,415	709,810	(24,395)
Revenue taxes	37,046	38,110	(1,064)

Utility net revenues	$419,716	$393,092	$26,624

     Utility net revenues for Washington Gas were $419.7 million for the six months ended March 31, 2008, an increase of $26.6 million over net revenues of $393.1 million reported for the corresponding period in the prior fiscal year 2007. The increase in utility net revenues primarily reflects new rates in all jurisdictions as well as favorable changes in natural gas consumption patterns. Also contributing to the increase in utility net revenues were the addition of 8,710 active customer meters since March 31, 2007 and a $6.8 million (pre-tax) increase in realized margins associated with our asset optimization

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     program. This increase in margins was partially offset by a $3.3 million (pre-tax) increase in unrealized mark-to-market losses on derivative instruments associated with this program. Also partially offsetting the increase in net revenues was a $4.8 million accrual for estimated sharing under the new ESM in Virginia.
     Key gas delivery, weather and meter statistics are shown in the table below for the six months ended March 31, 2008 and 2007.

Gas Deliveries, Weather and Meter Statistics

	Six Months Ended			Percent
	March 31,			Increase
	2008	2007	Variance	(Decrease)

Gas Sales and Deliveries (thousands of therms)
Firm
Gas Sold and Delivered	662,606	672,840	(10,234)	(1.5)
Gas Delivered for Others	318,815	316,139	2,676	0.8

Total Firm	981,421	988,979	(7,558)	(0.8)

Interruptible
Gas Sold and Delivered	4,059	3,202	857	26.8
Gas Delivered for Others	160,664	167,394	(6,730)	(4.0)

Total Interruptible	164,723	170,596	(5,873)	(3.4)

Electric Generation—Delivered for Others	35,030	27,113	7,917	29.2

Total deliveries	1,181,174	1,186,688	(5,514)	(0.5)

Degree Days
Actual	3,185	3,539	(354)	(10.0)
Normal	3,471	3,491	(20)	(0.6)
Percent Colder (Warmer) Than Normal	(8.2)%	1.4%	n/a	n/a
Active Customer Meters (end of period)	1,061,484	1,052,774	8,710	0.8
New Customer Meters Added	7,436	10,097	(2,661)	(26.4)

     Gas Service to Firm Customers. During the six months ended March 31, 2008, total gas deliveries to firm customers were 981.4 million therms, a decline of 7.6 million therms, in deliveries compared to the 989.0 million therms delivered in the same six months of fiscal year 2007. This comparison in natural gas deliveries to firm customers primarily reflects warmer weather in the current six-month period than in the same period of the prior year mostly offset by the addition of 8,710 active customer meters since March 31, 2007 as well as the favorable effects of changes in natural gas consumption patterns due to shifts in weather patterns and non-weather related factors.
     Gas Service to Interruptible Customers. Therm deliveries to interruptible customers decreased by 5.9 million therms, or 3.4 percent, during the six months ended March 31, 2008 when compared to the same period last year, reflecting decreased demand due to warmer-than-normal weather.
     Gas Service for Electric Generation. During the first six months of fiscal year 2008, deliveries to these two electric generation facilities increased 29.2 percent to 35.0 million therms over the same period of fiscal year 2007.
     Utility Operating Expenses
     Operation and Maintenance Expenses. Operation and maintenance expenses decreased $1.6 million (pre-tax) during the six months ended March 31, 2008 when compared to the corresponding period of the prior year. This decrease reflects: (i) a $4.0 million (pre-tax) benefit associated with our weather insurance in the District of Columbia resulting from the warmer-than-normal weather in the current period; (ii) a $1.9 million (pre-tax) reversal of expenses that were incurred in prior fiscal years for initial implementation costs associated with our BPO program as approved by the PSC of DC in a

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
December 28, 2007, Final Order and (iii) a $921,000 (pre-tax) reversal of HHC costs applicable to prior fiscal years as part of a November 16, 2007 Final Order from the PSC of MD that granted recovery of these costs. Partially offsetting the decrease in these expenses was $3.6 million (pre-tax) of higher uncollectible accounts expense primarily due to an adjustment made in the prior period.
     Depreciation and Amortization. Depreciation and amortization expense was $46.7 million (pre-tax) for the first six months of fiscal year 2008, an increase of $4.3 million, or 10.3 percent, over the same period in the prior fiscal year. The higher expense was attributable to the effect of increased investment in depreciable property, plant and equipment as well as a $3.9 million (pre-tax) benefit recorded in the first quarter of fiscal year 2007 applicable to the period from January 1, 2006 to September 30, 2006, related to a reduction in Washington Gas’s depreciation rates on fixed assets in Virginia. Partially offsetting the increase in depreciation expense was the lower expense attributable to the effect of new depreciation rates that went into effect in the District of Columbia on January 1, 2008.
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
     District of Columbia Jurisdiction
     Recovery of HHC Costs. On May 1, 2006, Washington Gas filed two tariff applications with the PSC of DC requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the utility to recover from its delivery service customers the costs of HHCs that are being injected into Washington Gas’s natural gas distribution system (refer to the section entitled “Operating Issues Related to Cove Point Natural Gas Supply” in Management’s Discussion). Washington Gas had been recovering the costs of HHCs from sales customers in the District of Columbia through its Purchased Gas Charge (PGC) provision in this jurisdiction. On October 2, 2006, the PSC of DC issued an order rejecting Washington Gas’s proposed tariff revisions until the PSC of MD issued a final order related to this matter. On October 12, 2006, Washington Gas filed a Motion for Clarification requesting that the PSC of DC affirm that Washington Gas can continue collecting HHC costs from sales customers through its PGC provision or to record such HHC costs incurred as a regulatory asset pending a ruling by the PSC of DC on future cost recovery. On May 11, 2007, the PSC of DC directed Washington Gas to cease prospective recovery of the cost of HHCs through the PGC provision, with future HHC costs to be recorded as a “pending” regulatory asset. On November 16, 2007 the PSC of MD issued a Final Order in the relevant case supporting full recovery of the HHC costs in Maryland. On March 25, 2008, the PSC of DC issued an order stating that the consideration of Washington Gas’s HHC strategy will move forward and directed interested parties to submit filings reflecting a proposed procedural schedule.

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Final Order on Application for Rate Increase. On December 21, 2006, Washington Gas filed an application with the PSC of DC requesting to increase its annual delivery service revenues in the District of Columbia by approximately $20.0 million, which included a reduction of $2.4 million for new depreciation rates. The application requested an overall rate of return of 8.89 percent and a return on common equity of 11.08 percent. This compares to the previous overall rate of return of 8.42 percent and return on common equity of 10.60 percent as authorized by the PSC of DC in its Final Order issued to Washington Gas on November 10, 2003.
     On December 28, 2007, the PSC of DC issued a Final Order approving an unopposed settlement related to this rate case. The settlement, filed on December 13, 2007, was signed by Washington Gas, the Apartment and Office Building Association of Metropolitan Washington, the Federal Executive Agencies and the District of Columbia Government. Among other issues, including compliance reporting requirements, the Final Order approves:
(i)	a net increase in revenue of $1.4 million above the current level and allows for a rate of return on common equity of 10.0 percent and an overall rate of return of 8.12 percent;

(ii)	a rate case filing moratorium until January 1, 2011. Any new rates may not go into effect prior to October 1, 2011;

(iii)	a reduction in depreciation rates for all fixed assets;

(iv)	amortization accounting, over a ten-year period, for initial implementation costs allocable to the District of Columbia related to our BPO plan. As a result of this approval, during the first quarter of fiscal year 2008, Washington Gas recorded to a regulatory asset $1.9 million of costs, net of amortization, incurred in prior periods;

(v)	continuation of previously-approved rate levels and accounting for the annual expense for pension costs and other post-employment benefit costs, including previously implemented trackers to match the actual expense levels;

(vi)	implementation of the proposed gas administrative charge which is a cost allocation mechanism that allocates certain gas-related costs to specific customer classes and

(vii)	new rates effective for meters read on or after December 31, 2007.
     Maryland Jurisdiction
     Disallowance of Purchased Gas Charges. Each year, the PSC of MD reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’s purchased gas costs are reasonable. On March 14, 2006, in connection with the PSC of MD’s annual review of Washington Gas’s gas costs that were billed to customers in Maryland from September 2003 through August 2004, a Hearing Examiner of the PSC of MD issued a proposed order approving purchased gas charges of Washington Gas for the twelve-month period ending August 2004 except for $4.6 million (pre-tax) of such charges that the Hearing Examiner recommended be disallowed because, in the opinion of the Hearing Examiner, they were not reasonably and prudently incurred. Washington Gas filed a Notice of Appeal on April 12, 2006 and a Memorandum on Appeal on April 21, 2006 with the PSC of MD asserting that the Hearing Examiner’s recommendation is without merit. A reply memorandum was filed on May 11, 2006. After consideration of these issues, we expect the PSC of MD to issue a Final Order. Over the past ten years, Washington Gas has incurred similar purchased gas charges which the PSC of MD has reviewed and approved as being reasonably and prudently

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
incurred and therefore subject to recovery from customers. Among other issues included in the appeal, we highlighted for the PSC of MD this prior recovery and requested that similar treatment be granted for this matter. During the fiscal year ended September 30, 2006, Washington Gas accrued a liability of $4.6 million (pre-tax) related to the proposed disallowance of these purchased gas charges. If the PSC of MD rules in Washington Gas’s favor, the liability recorded in fiscal year 2006 for this issue will be reversed to income.
     Performance-Based Rate Plans
     In recent rate case proceedings in all jurisdictions, Washington Gas requested permission to implement Performance-Based Rate (PBR) plans that include performance measures for customer service and an ESM that enables Washington Gas to automatically share with shareholders and customers the earnings that exceed a target rate of return on equity.
     Effective October 1, 2007, the SCC of VA approved the implementation of a PBR plan through the acceptance of a settlement stipulation, which includes: (i) a four-year base rate freeze; (ii) service quality measures to be determined in conjunction with the staff of the SCC of VA and reported quarterly for maintaining a safe and reliable natural gas distribution system while striving to control operating costs; (iii) recovery of initial implementation costs associated with achieving Washington Gas’s BPO initiatives over the four-year period of the PBR plan and (iv) an ESM that enables Washington Gas to share with shareholders and Virginia customers the earnings that exceed a target of 10.5 percent return on equity. The calculation of the ESM excludes $2.4 million of asset management revenues that is being refunded to customers as part of a new margin sharing agreement in Virginia. On an interim basis, we record the effects of the ESM based on year-to-date earnings in relation to estimated annual earnings as calculated for regulatory purposes. At March 31, 2008, Washington Gas had accrued a customer liability of $4.8 million for estimated sharing under the Virginia ESM.
     On November 16, 2007, the PSC of MD issued a Final Order in a rate case, which established a phase-two proceeding regarding issues related to Washington Gas’s request to implement a PBR plan and consideration of issues associated with Washington Gas’s BPO agreement. On February 1, 2008, Washington Gas filed direct testimony in support of its proposed PBR plan with the PSC of MD. The key features of the proposed PBR plan are: (i) a base rate freeze over the three-year term of the PBR plan; (ii) service quality measures to determine Washington Gas’s progress in maintaining a safe and reliable natural gas distribution system while striving to control operating costs; (iii) recovery of initial implementation costs associated with achieving Washington Gas’s BPO initiatives over a ten-year period and (iv) an ESM that enables Washington Gas to automatically share with shareholders and Maryland customers the earnings that exceed a target of 10.5 percent return on equity. Other parties filed their testimony on April 4, 2008. Washington Gas filed rebuttal testimony on May 2, 2008. Evidentiary hearings are scheduled for June 2008. At March 31, 2008, we had recorded a regulatory asset of $6.1 million, net of amortization, related to initial implementation costs allocable to Maryland associated with our BPO plan. These remaining costs could be expensed if the PSC of MD does not approve continued deferral and amortization as part of a PBR mechanism in pending or future rate cases.
     Although the Final Order issued by the PSC of DC on December 28, 2007 approved amortization accounting for initial implementation costs related to the BPO plan, Washington Gas’s application seeking approval of a PBR plan was withdrawn. Washington Gas is prohibited from seeking approval of a PBR plan in the District of Columbia until the filing of its next base rate case; however, the PSC of DC will not seek a rate reduction during the rate case filing moratorium period under the terms of the approved rate settlement.

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
     In December 2006, the Staff of the SCC of VA approved the reduction in Washington Gas’s depreciation rates. In accordance with Virginia regulatory policy, Washington Gas implemented the new depreciation rates retroactive to January 1, 2006 which coincides with the measurement date of the approved depreciation study. Accordingly, our depreciation and amortization expense for the first quarter of fiscal year 2007, included a benefit totaling $3.9 million (pre-tax) that was applicable to the period from January 1, 2006 through September 30, 2006.
     Washington Gas included the portion of the depreciation study related to the District of Columbia in the rate application filed with the PSC of DC on December 21, 2006. Washington Gas’s proposed new depreciation rates were placed into effect pursuant to the Final Order issued by the PSC of DC on December 28, 2007.
     On April 13, 2007, Washington Gas filed the portion of the depreciation study related to the Maryland jurisdiction. A separate proceeding was established on May 2, 2007, by the PSC of MD to review Washington Gas’s request to implement new depreciation rates. On October 25, 2007, Washington Gas filed a 2007 Technical Update of the Maryland depreciation study based on property, plant and equipment balances as of December 31, 2006. Based on past practice, we expect that any change in depreciation expense that results from the new depreciation rates approved in that proceeding will be reflected in revised customer billing rates that become effective coincident with the implementation of the new depreciation rates. Hearings are scheduled for May 2008.

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
ITEM 4. CONTROLS AND PROCEDURES

     Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ disclosure controls and procedures as of March 31, 2008. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that WGL Holdings’ disclosure controls and procedures are effective. There have been no changes in the internal control over financial reporting of WGL Holdings during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL Holdings.
ITEM 4T. CONTROLS AND PROCEDURES

     Washington Gas is a non-accelerated filer; therefore, management has included this Item 4T as part of this combined report being filed by the two separate registrants: WGL Holdings and Washington Gas.
     Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures of Washington Gas as of March 31, 2008. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures of Washington Gas are effective. There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

WGL Holdings, Inc.
Washington Gas Light Company
Part II—Other Information
Item 4—Submission of Matters to a Vote of Security Holders
PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meetings of Shareholders of WGL Holdings, Inc. and Washington Gas Light Company were held on March 6, 2008. Below are the matters voted upon at these meetings.

     WGL Holdings, Inc.

      The following individuals were elected to the Board of Directors of WGL Holdings, Inc.:

Director	Votes in Favor	Votes Withheld

Michael D. Barnes	40,114,480	613,937
George P. Clancy, Jr.	40,169,075	559,342
James H. DeGraffenreidt, Jr.	40,066,351	662,066
James W. Dyke, Jr.	40,177,617	550,800
Melvyn J. Estrin	40,138,681	589,736
James F. Lafond	40,171,145	557,272
Debra L. Lee	39,952,357	776,060
Karen Hastie Williams	40,091,678	636,739

     The shareholders ratified the appointment of Deloitte & Touche LLP, independent public accountants, to audit the accounts of WGL Holdings, Inc. for fiscal year 2008 by a vote of 40,400,439 in favor of the proposal and 205,515 against. There were 122,459 abstentions.
     A shareholder proposal to establish cumulative voting was defeated by a vote of 15,497,552 against the proposal and 13,041,737 in favor. There were 285,042 abstentions and 11,904,086 broker non-votes.
     Washington Gas Light Company
     The individuals listed above were elected to the Board of Directors of Washington Gas Light Company by a vote of 46,479,536 in favor of the proposal. There were no votes withheld.
     The shareholders ratified the appointment of Deloitte & Touche LLP, independent public accountants, to audit the accounts of Washington Gas Light Company for fiscal year 2008 by a vote of 46,479,536 in favor of the proposal. There were no votes opposed to this proposal.

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

WGL HOLDINGS, INC.

and

WASHINGTON GAS LIGHT COMPANY
(Co-Registrants)

Date: May 9, 2008	/s/ Mark P. O’Flynn Mark P. O’Flynn
Controller
(Principal Accounting Officer)