Form 10-K
period 2008-09-30
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2008-12-01
CIK 104819, 1103601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2008

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

Securities registered pursuant to Section 12(b) of the Act (as of September 30, 2008):

Title of each class	Name of each exchange on which registered

WGL Holdings, Inc. common stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act (as of September 30, 2008):

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

WGL Holdings, Inc.:

Large Accelerated Filer X	Accelerated Filer	Non-Accelerated Filer	Smaller Reporting Company
(Do not check if a smaller reporting company)

Washington Gas Light Company:

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer X	Smaller Reporting Company
(Do not check if a smaller reporting company)

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes       No  X

The aggregate market value of the voting common equity held by non-affiliates of the registrant, WGL Holdings, Inc., amounted to $1,576,843,542 as of March 31, 2008.

WGL Holdings, Inc. common stock, no par value outstanding as of October 31, 2008: 49,971,614 shares.

All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of October 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of WGL Holdings, Inc.’s definitive Proxy Statement and Washington Gas Light Company’s definitive Information Statement in connection with the 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and 14C not later than 120 days after September 30, 2008, are incorporated in Part III of this report.

WGL Holdings, Inc.
Washington Gas Light Company
For the Fiscal Year Ended September 30, 2008

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

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans,” and similar expressions, or future or conditional verbs such as “will,” “should,” “would” and “could.” Although the registrants, WGL Holdings and Washington Gas, believe such forward-looking statements are based on reasonable assumptions, they cannot give assurance that every objective will be achieved. Forward-looking statements speak only as of today, and the registrants assume no duty to update them. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	the level and rate at which costs and expenses are incurred and the extent to which they are allowed to be recovered from customers through the regulatory process in connection with constructing, operating and maintaining Washington Gas’s natural gas distribution system;

•	the ability to implement successful approaches to modify the current or future composition of gas delivered to customers or to remediate the effects of the current or future composition of gas delivered to customers, as a result of the introduction of gas from the Dominion Cove Point facility to Washington Gas’s natural gas distribution system;

•	the availability of natural gas supply and interstate pipeline transportation and storage capacity;

•	the ability of natural gas producers, pipeline gatherers and natural gas processors to deliver natural gas into interstate pipelines for delivery by those interstate pipelines to the entrance points of Washington Gas’s natural gas distribution system as a result of factors beyond our control;

•	changes in economic, competitive, political and regulatory conditions and developments;

•	changes in capital and energy commodity market conditions;

•	changes in credit ratings of debt securities of WGL Holdings or Washington Gas that may affect access to capital or the cost of debt;

•	changes in credit market conditions and creditworthiness of customers and suppliers;

•	changes in relevant laws and regulations, including tax, environmental and employment laws and regulations;

•	legislative, regulatory and judicial mandates or decisions affecting business operations or the timing of recovery of costs and expenses;

•	the timing and success of business and product development efforts and technological improvements;

•	the pace of deregulation efforts and the availability of other competitive alternatives to our products and services;

•	changes in accounting principles;

•	new commodity purchase and sales contracts or financial contracts and modifications in the terms of existing contracts that may materially affect fair value calculations under derivative accounting requirements;

WGL Holdings, Inc.
Washington Gas Light Company

•	the ability to manage the outsourcing of several business processes;

•	acts of God;

•	terrorist activities and

•	other uncertainties.

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

Asset Optimization Program: A program to optimize the value of Washington Gas’s long-term natural gas transportation and storage capacity resources during periods when these resources are not being used to physically serve utility customers.

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

Business Process Outsourcing (BPO) Agreement: An agreement whereby a service provider performs certain functions that have historically been performed by Washington Gas.

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

Design Day: Washington Gas’s design day represents the maximum anticipated demand on Washington Gas’s natural gas distribution system during a 24-hour period assuming a five-degree Fahrenheit average temperature and 17 miles per hour average wind, considered to be the coldest conditions expected to be experienced in the Washington, D.C. region.

Design-Build Energy Systems: Formerly known as the “heating, ventilating and air conditioning (HVAC)” segment, the design-build energy systems segment includes the operations of Washington Gas Energy Systems, Inc. which provides design-build energy efficient and sustainable solutions to government and commercial clients.

Dividend Yield on Book Value: Dividends declared per share divided by book value per share.

Earnings Sharing Mechanism (ESM): A rate mechanism that enables Washington Gas to share with shareholders and customers the earnings that exceed a target rate of return on equity.

Federal Energy Regulatory Commission (FERC):  An independent agency of the Federal government that regulates the interstate transmission of electricity, natural gas, and oil. The FERC also reviews proposals to build liquefied natural gas terminals and interstate natural gas pipelines.

Financial Contract: A contract in which no commodity is transferred between parties and only cash payments are exchanged in amounts equal to the financial benefit of holding the contract.

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

Gross Margin: Operating revenues, less the associated cost of natural gas or electricity and revenue taxes. Used to measure the success of the retail energy-marketing segment’s core strategy for the sale of natural gas and electricity.

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

Lower of Cost or Market: The process of adjusting the value of inventory to reflect the lesser of its original cost or its current market value.

Mark-to-Market: The process of adjusting the carrying value of a position held in a physical or financial derivative to reflect its current fair value.

Market-to-Book Ratio: Market price of a share of common stock divided by its book value per share.

New Customer Meters Added: Natural gas meters that are newly connected to a building structure within the Washington Gas distribution system. Service may or may not have been activated.

Normal Weather: A forecast of expected HDDs or CDDs based on historical HDD or CDD data.

WGL Holdings, Inc.
Washington Gas Light Company

Payout Ratio: Dividends declared per share divided by basic earnings per share.

Performance-Based Rate (PBR) plan: A rate design that includes performance measures for customer service as well as an ESM.

Physical Contract: A contract in which the actual physical commodity is transferred between parties to the contract.

PSC of DC: The Public Service Commission of the District of Columbia is a three-member board that regulates Washington Gas’s distribution operations in the District of Columbia.

PSC of MD: The Public Service Commission of Maryland is a five-member board that regulates Washington Gas’s distribution operations in Maryland.

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

Retail Energy-Marketing Segment: Unregulated sales of natural gas and electricity to end users by our subsidiary, Washington Gas Energy Services, Inc.

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

Third-Party Marketer: Unregulated companies that sell natural gas and electricity directly to retail customers. Washington Gas Energy Services, Inc., a subsidiary company of Washington Gas Resources Corporation, is a third-party marketer.

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

Utility Net Revenues: Operating revenues less the associated cost of energy and applicable revenue taxes. Used to analyze the profitability of the regulated utility segment, as the cost of gas associated with sales to customers and revenue taxes are generally pass-thru amounts.

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

Washington Gas Resources: Washington Gas Resources Corporation is a subsidiary of WGL Holdings, Inc. that owns the majority of the non-utility subsidiaries.

WGEServices: Washington Gas Energy Services, Inc. is a subsidiary of Washington Gas Resources Corporation that sells natural gas and electricity to retail customers on an unregulated basis.

WGESystems: Washington Gas Energy Systems, Inc., is a subsidiary of Washington Gas Resources Corporation, that provides design-build energy efficient and sustainable solutions to government and commercial clients.

WGL Holdings: WGL Holdings, Inc. is a holding company that became the parent company of Washington Gas Light Company and its subsidiaries effective November 1, 2000.

Weather Derivative: A financial instrument that provides protection from the negative financial effects of weather.

Weather Insurance Policy: An insurance policy that provides protection from the negative financial effects of weather.

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

WASHINGTON GAS LIGHT COMPANY

Washington Gas is a regulated public utility that sells and delivers natural gas to customers in the District of Columbia and adjoining areas in Maryland, Virginia and several cities and towns in the northern Shenandoah Valley of Virginia. Washington Gas has been engaged in the natural gas distribution business for 160 years, since its incorporation by an Act of Congress in 1848. Washington Gas has been a Virginia corporation since 1953 and a corporation of the District of Columbia since 1957.

INDUSTRY SEGMENTS

We have three operating segments:

(i) The regulated utility segment.  The regulated utility segment consists of Washington Gas and Hampshire. Washington Gas is regulated by the Public Service Commission of the District of Columbia (PSC of DC), the Public Service Commission of Maryland (PSC of MD) and the Virginia State Corporation Commission (SCC of VA). These regulatory commissions set the rates in their respective jurisdictions that Washington Gas can charge customers for its rate-regulated services. These rates are designed to provide an opportunity for Washington Gas to recover its expenses and earn a just and reasonable rate of return on its invested capital. Hampshire is regulated by the Federal Energy Regulatory Commission (FERC). Hampshire owns full and partial interests in, and operates underground natural gas storage facilities including pipeline delivery facilities located in and around Hampshire County, West Virginia. Washington Gas purchases all of the storage services of Hampshire and includes the cost of these services in the bills sent to its customers. Hampshire operates under a “pass-through” cost of service-based tariff approved by the FERC, and adjusts its billing rates to Washington Gas on a periodic basis to account for changes in its investment in utility plant and expenses.

(ii) The retail energy-marketing segment.  The retail energy-marketing segment consists of the operations of WGEServices which competes with regulated utilities and other unregulated third-party marketers by selling the natural gas and electric commodity directly to residential, commercial and industrial customers with the objective of earning a profit through competitively-priced contracts.

(iii) The design-build energy systems segment.  The design-build energy systems segment consists of the operations of WGESystems, which provides design-build energy efficient and sustainable solutions to government and commercial clients. WGESystems focuses on upgrading the mechanical, electrical, water and energy-related systems of large government and commercial facilities by implementing both traditional as well as alternative energy technologies, primarily in the District of Columbia, Maryland and Virginia. Previously, this segment was referred to as the “heating, ventilating and air conditioning (HVAC)” segment; however, the title “design-build energy systems” more accurately reflects the evolving business activities of this segment. The structure of this segment has not changed from prior years and no amounts have been restated as a result of this title change.

Transactions not specifically identifiable in one of these three segments are accumulated and reported in the category “Other Activities.” These transactions primarily consist of administrative costs associated with WGL Holdings and Washington Gas Resources. Additionally, these activities include the operations of Crab Run, a small exploration and production company, and Credit Corp., which previously offered financing to customers to purchase gas appliances and other energy-related equipment, but no longer offers this financing.

Operating revenues, net income, and total assets for each of our segments are presented in Note 16 of the Notes to Consolidated Financial Statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

REGULATED UTILITY SEGMENT

Description

The regulated utility segment consists of approximately 93 percent of our consolidated total assets. Washington Gas, the core of the regulated utility segment, delivers natural gas to retail customers in accordance with tariffs approved by the regulatory commissions that have jurisdiction over Washington Gas’s rates. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third-party marketers (refer to the section entitled “Natural Gas Unbundling”). In its rates charged to utility customers, Washington Gas generally does not earn a profit or incur a loss associated with the sale of the natural gas commodity because regulation requires Washington Gas to bill these customers for the natural gas commodity at the same cost that Washington Gas incurs. However, Washington Gas has an asset optimization program which utilizes Washington Gas’s storage and transportation capacity resources during periods when not being used to physically serve utility customers by entering into commodity-related physical and financial contracts with third parties with the objective of deriving a profit to be shared with its utility customers (refer to the section entitled “Asset Optimization” for a further discussion of our asset optimization program). Unless otherwise noted, therm deliveries shown do not include therms delivered related to our asset optimization program.

At September 30, 2008, Washington Gas had 1.053 million active customer meters in an area having a population estimated at 5.2 million and over two million households and commercial structures. Active customer meters reflect all natural gas meters connected to the Washington Gas distribution system, excluding those meters that are not currently receiving service. Washington Gas is not dependent on a single customer or group of customers such that the loss of any one or more of such customers would have a significant adverse effect on its business. The following table lists the number of active customer meters and therms delivered by jurisdiction as of and for the year ended September 30, 2008.

Active Customer Meters and Therms Delivered by Jurisdiction

		Millions of Therms
	Active Customer	Delivered
	Meters as of	Fiscal Year Ended
Jurisdiction	September 30, 2008	September 30, 2008

District of Columbia	151,514	306.4
Maryland	427,554	732.1
Virginia	473,964	577.7

Total	1,053,032	1,616.2

For additional information on our gas deliveries and meter statistics, refer to the section entitled “Results of Operations” in Management’s Discussion for Washington Gas.

Factors critical to the success of the regulated utility segment include: (i) operating a safe and reliable natural gas distribution system; (ii) having sufficient natural gas supplies to serve the demand of its customers; (iii)  being competitive with other sources of energy such as electricity, fuel oil and propane; (iv) access to sources of liquidity; (v) recovering the costs and expenses of this business in the rates it charges to customers and (vi) earning a just and reasonable rate of return on invested capital. During fiscal years ended September 30, 2008, 2007 and 2006, the regulated utility segment reported total operating revenues related to gas sales and deliveries to external customers of $1.6 billion, $1.5 billion and $1.6 billion, respectively.

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

Seasonality of Business Operations

Washington Gas’s operations are weather-sensitive and seasonal because the majority of its business is derived from residential and small commercial customers who use natural gas for space heating purposes. Excluding deliveries for electric generation, in fiscal year 2008, approximately 75 percent of the total therms delivered in Washington Gas’s service area occurred in its first and second fiscal quarters. Washington Gas’s earnings are typically generated during these two quarters, and Washington Gas historically incurs net losses in the third and fourth fiscal quarters. The seasonal nature of Washington Gas’s business creates large variations in short-term cash requirements, primarily due to the fluctuations in the level of customer accounts receivable, unbilled revenues and storage gas inventories. Washington Gas finances these seasonal requirements primarily through the sale of commercial paper and unsecured short-term bank loans. For information on our management of weather risk, refer to the section entitled “Weather Risk” in Management’s Discussion. For information on our management of our cash requirements, refer to the section entitled “Liquidity and Capital Resources” in Management’s Discussion.

Natural Gas Supply and Capacity

Capacity and Supply Requirements

Washington Gas is responsible for acquiring sufficient natural gas supplies, interstate pipeline capacity and storage capacity to meet customer demand. As such, Washington Gas has adopted a diversified portfolio approach designed to satisfy the supply and demand of its customers, using multiple supply receipt points, dependable interstate pipeline transportation and storage arrangements, and its own substantial storage and peaking capabilities to meet its customers’ demands. Washington Gas’s supply and pipeline capacity plan is based on forecasted system requirements, and takes into account estimated load growth by type of customer, attrition, conservation, geographic location, interstate pipeline and storage capacity and contractual limitations and the forecasted movement of customers between bundled service and delivery service. Under reduced supply conditions, Washington Gas may implement contingency plans in order to maximize the number of customers served. Contingency plans include requests to conserve to the general population and targeted curtailments to specific sections of the system, consistent with curtailment tariffs approved by regulators in each of Washington Gas’s three jurisdictions.

Washington Gas obtains natural gas supplies that originate from the Gulf Coast Region, the Appalachian and Canadian regions, as well as natural gas in the form of vaporized liquefied natural gas (LNG) through the Cove Point LNG terminal owned by Dominion Cove Point LNG, LP and Dominion Transmission, Inc. (collectively Dominion) as discussed below. At September 30, 2008, Washington Gas had service agreements with four pipeline companies that provided firm transportation and/or storage services directly to Washington Gas’s city gate. These contracts have expiration dates ranging from fiscal years 2009 to 2028.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

Cove Point Natural Gas Supply

In late fiscal year 2003, Dominion reactivated its Cove Point LNG terminal. The composition of the vaporized LNG received from the Cove Point LNG terminal has resulted in increased leaks in certain mechanical couplings on the portion of our distribution system that directly receives the Cove Point gas. Through pipeline replacements and the construction of a facility to treat the Cove Point gas at the gate station that exclusively receives gas from the Cove Point terminal, Washington Gas has reduced the occurrence of these coupling leaks. A planned expansion of the Cove Point terminal could result in a substantial increase in the receipt of Cove Point gas into additional portions of Washington Gas’s distribution system as greater volumes of Cove Point gas are introduced into other downstream pipelines that provide service to Washington Gas. This expansion may occur in December 2008 or shortly thereafter. Based on studies and our experience, this increase in the receipt of Cove Point gas is likely to result in a significantly greater number of leaks in Washington Gas’s distribution system, unless our efforts to mitigate these additional leaks are successful. Washington Gas is attempting to mitigate this anticipated increase in leaks through: (i) additional pipeline replacement programs; (ii) the construction of facilities to inject heavy hydrocarbons into the Cove Point gas; (iii) isolating its interstate pipeline receipt points, where possible, from pipelines that transport Cove Point gas and (iv) continued efforts before the FERC to condition incremental increases in deliveries from the Cove Point terminal on the appropriate resolution of safety concerns consistent with the public interest. Refer to the section entitled “Operating Issues Related To Cove Point Natural Gas Supply” in Management’s Discussion for a further discussion of this issue.

Projects for Expanding Capacity

As the result of growing demand, Washington Gas anticipates enhancing its peaking capacity by constructing an LNG peaking facility that is currently expected to be completed and placed in service by the 2012-2013 winter heating season, subject to favorable outcomes on certain zoning and legal challenges. This peaking facility will provide two million therms of daily storage transportation capacity and 10 million therms of annual storage capacity. For information related to capital expenditures for this peaking facility, refer to the section entitled “Liquidity and Capital Resources—Capital Expenditures” in Management’s Discussion. Additionally, Washington Gas has contracted with various interstate pipeline and storage companies to expand its transportation and storage capacity. Recent projects completed or in progress, to expand Washington Gas’s transportation and/or storage capacity, are outlined below:

Projects For Expanding Transportation and Storage Capacity (In therms)
	Daily Storage
	Transportation	Annual Storage	In-Service Date
Pipeline Service Provider	Capacity	Capacity	(Fiscal Year)

Hardy Storage Company LLC(a)	800,000	56 million	Three-year phase-in that began in 2007
Pine Needle LNG Company LLC(b)	200,000	2 million	2008
Spectra Energy (Saltville Storage)(b)	700,000	7 million	2008
Columbia Gas Transmission Corporation (Eastern Market Expansion Storage)(a)	500,000	30 million	2010
Dominion Transmission Inc. Storage Factory	1 million	60 million	2014

(a)	Supplier delivers the stored natural gas directly to Washington Gas’s distribution system using the capabilities of the Columbia Gas Transmission system.
(b)	Supplier will deliver the stored natural gas to Washington Gas’s distribution system using a pipeline that was part of a Williams-Transco expansion project completed in Fiscal Year 2008.

Washington Gas will continue to monitor other opportunities to acquire or participate in obtaining additional pipeline and storage capacity that will support customer growth and improve or maintain the high level of service expected by its customer base.

Asset Optimization

Washington Gas optimizes the value of its long-term natural gas transportation and storage capacity resources during periods when these resources are not being used to physically serve utility customers. Prior to May 1, 2008, Washington Gas contracted with non-affiliated asset managers to manage a portion of Washington Gas’s asset optimization program. These asset managers paid Washington Gas a fee to utilize the related capacity resources for their own account when such resources were not required to meet customer supply needs. On April 30, 2008, the last of these asset management contracts expired, and Washington Gas retained the use of all of its capacity resources to manage the asset optimization program internally with the assistance of external consultants.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

Washington Gas utilizes: (i) its transportation capacity assets to benefit from favorable natural gas price differentials between different geographic locations and (ii) its storage capacity assets to benefit from favorable natural gas price differentials between different time periods. Washington Gas locks in margins for a portion of these assets using forward physical and financial contracts which are accounted for as derivatives and recorded at fair value. Regulatory sharing mechanisms in all three jurisdictions allow the profit from these transactions to be shared between Washington Gas’s customers and shareholders.

A portion of the asset optimization program works in conjunction with the summer fill operations to inject gas into storage inventory and through the winter period when firm service customers take delivery of the inventory withdrawals. The transactions executed under this program may cause interim period volatility in earnings and in the valuations of the inventory and regulatory assets on the balance sheet. The drivers of this volatility are related to the accounting recognition for changes in the fair value of financial derivatives, the physical natural gas volumes in inventory, the amount recognized for sales margins, and lower of cost or market inventory valuation adjustments for the affected storage inventory. Although our asset optimization program may result in period-to-period volatility, this volatility does not change the margins that Washington Gas will ultimately realize after the full settlement of the derivative instruments and after the completed summer fill and winter withdrawal cycle.

During fiscal year 2008, 520.6 million therms of natural gas were purchased under our asset optimization program and 520.1 million therms of natural gas were delivered for contracts that were physically settled related to our internally managed asset optimization program. Refer to the sections entitled “Results of Operations—Regulated Utility” and “Market Risk” in Management’s Discussion for a further discussion of this program and its effect on earnings.

Annual Sendout

As reflected in the table below, there were six sources of delivery through which Washington Gas received natural gas to satisfy its customer demand requirements in fiscal year 2008. These same six sources also are expected to be utilized to satisfy customer demand requirements in fiscal year 2009. Firm transportation denotes gas transported directly to the entry point of Washington Gas’s distribution system in contractually viable volumes. Transportation storage denotes volumes stored by a pipeline during the spring, summer and fall for withdrawal and delivery to the Washington Gas distribution system during the winter heating season to meet load requirements. Peak load requirements are met by: (i) underground natural gas storage at the Hampshire storage field in Hampshire County, West Virginia; (ii) the local production of propane air plants located at Washington Gas-owned facilities in Rockville, Maryland (Rockville Station) and in Springfield, Virginia (Ravensworth Station) and (iii) other peak-shaving resources. Unregulated third-party marketers acquire interstate pipeline and storage capacity and the natural gas commodity on behalf of Washington Gas’s delivery service customers under customer choice programs, some of which may be provided through transportation, storage and peaking resources that may be provided by Washington Gas to unregulated third-party marketers under tariffs approved by the three public service commissions (refer to the section entitled “Natural Gas Unbundling”). These retail marketers have natural gas delivered to the entry point of Washington Gas’s distribution system on behalf of those utility customers that have decided to acquire their natural gas commodity on an unbundled basis, as discussed below.

During fiscal year 2008, total sendout on the system was 1.610 billion therms, as compared to total sendout of 1.654 billion therms during fiscal year 2007. This excludes the sendout of sales and deliveries of natural gas used for electric generation. The decrease in 2008 was the result of weather in fiscal year 2008 that was warmer than fiscal year 2007. The sendout for fiscal year 2009 is estimated at 1.632 billion therms (based on normal weather), excluding the sendout for the sales and deliveries of natural gas used for electric generation. The sources of delivery and related volumes that were used to satisfy the requirements of fiscal year 2008 and those projected for pipeline year 2009 are shown in the following table.

Sources of Delivery for Annual Sendout

(In millions of therms)	Fiscal Year

Sources of Delivery	Actual 2008	Projected 2009

Firm Transportation	588	572
Transportation Storage	262	327
Hampshire Storage, Company-Owned Propane-Air Plants, and other Peak-Shaving Resources	20	74
Unregulated Third-Party Marketers	740	659

Total	1,610	1,632

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

Design Day Sendout

The effectiveness of Washington Gas’s capacity resource plan is largely dependent on the sources used to satisfy forecasted and actual customer demand requirements for its design day. For planning purposes, Washington Gas assumes that all interruptible customers will be curtailed on the design day. Washington Gas’s forecasted design day demand for the 2008-2009 winter season is 18.3 million therms and Washington Gas’s projected sources of delivery for design day sendout is 19.4 million therms. This provides a reserve margin of approximately 6.0 percent. Washington Gas plans for the optimal utilization of its storage and peaking capacity to reduce its dependency on firm transportation and to lower pipeline capacity costs. The following table reflects the sources of delivery that are projected to be used to satisfy the forecasted design day sendout estimate for fiscal year 2009.

Projected Sources of Delivery for Design Day Sendout

(In millions of therms)	Fiscal Year 2009

Sources of Delivery	Volumes	Percent

Firm Transportation	5.9	30%
Transportation Storage	6.0	31%
Hampshire Storage, Company-Owned Propane-Air Plants, and other Peak-Shaving Resources	7.3	38%
Unregulated Third-Party Marketers	0.2	1%

Total	19.4	100%

Natural Gas Unbundling

At September 30, 2008, customer choice programs for natural gas customers were available to all of Washington Gas’s regulated utility customers in the District of Columbia, Maryland and Virginia. These programs allow customers to choose to purchase their natural gas from unregulated third-party marketers, rather than purchasing this commodity as part of a bundled service from the local utility. Of Washington Gas’s 1.053 million active customers at September 30, 2008, approximately 140,000 customers purchased their natural gas commodity from unregulated third-party marketers. The following table provides the status of customer choice programs in Washington Gas’s jurisdictions at September 30, 2008.

Status of Customer Choice Programs
At September 30, 2008

Jurisdiction	Customer Class	Eligible Customers

		Total	% Participating

District of Columbia	Firm:
	Residential	138,396	8%
	Commercial	12,894	34%
	Interruptible	224	92%
Maryland	Firm:
	Residential	397,994	15%
	Commercial	29,305	39%
	Interruptible	255	100%
Virginia	Firm:
	Residential	446,203	10%
	Commercial	27,550	28%
	Interruptible	211	94%

Total		1,053,032	13%

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

Competition

The Natural Gas Delivery Function

The natural gas delivery function, the core business of Washington Gas, continues to be regulated by local regulatory commissions. In developing this core business, Washington Gas has invested $3.2 billion as of September 30, 2008, to construct and operate a safe and reliable natural gas distribution system. Because of the high fixed costs and significant safety and environmental considerations associated with building and operating a distribution system, Washington Gas expects to continue being the only owner and operator of a natural gas distribution system in its current franchise area for the foreseeable future. The nature of Washington Gas’s customer base and the distance of most customers from interstate pipelines mitigate the threat of bypass of its facilities by other potential delivery service providers.

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

RETAIL ENERGY-MARKETING SEGMENT

Description

The retail energy-marketing segment consists of the operations of WGEServices which competes with regulated utilities and other unregulated third-party marketers to sell natural gas and electricity directly to residential, commercial and industrial customers with the objective of earning a profit through competitive pricing. WGEServices does not currently own or operate any natural gas or electric generation, production, transmission or distribution assets. The commodities that WGEServices sells are delivered to retail customers through assets owned by regulated utilities. Washington Gas delivers the majority of natural gas sold by WGEServices, and unaffiliated electric utilities deliver all of the electricity sold. Additionally, WGEServices bills its customers through the billing services of the regulated utilities that deliver its commodities as well as directly through its own billing capabilities. WGEServices is also exploring the expansion of its renewable energy and energy conservation product and service offerings. This expansion may include the ownership of renewable energy producing assets.

At September 30, 2008, WGEServices served approximately 133,300 residential, commercial and industrial natural gas customers and 61,800 residential, commercial and industrial electricity customers located in Maryland, Virginia, Delaware and the District of Columbia. WGEServices is not dependent on a single customer or concentration of customers such that the loss of any one or more of such customers would have a significant adverse effect on its business.

Factors critical to the success of the retail energy-marketing segment include: (i) managing the market risk of the difference between the sales price committed to customers under sales contracts and the cost of natural gas and electricity needed to satisfy these sales commitments; (ii) managing credit risks associated with customers and suppliers; (iii) having sufficient deliverability of natural gas and electric supplies and transportation to serve the demand of its customers which can be affected by the ability of natural gas producers, pipeline gatherers, natural gas processors, interstate pipelines, electricity generators and regional electric transmission operators to deliver the respective commodities; (iv) access to sources of liquidity; (v)  controlling the level of selling, general and administrative expenses, including customer acquisition expenses and (vi) the ability to access markets through customer choice

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

programs or other forms of deregulation. The retail energy-marketing segment’s total operating revenues from external customers were $1.1 billion for both fiscal years 2008 and 2007, and $1.0 billion for fiscal year 2006.

Seasonality of Business Operations

The operations of WGEServices are seasonal, with larger amounts of electricity being sold in the summer months and larger amounts of natural gas being sold in the winter months. Working capital requirements vary significantly during the year, and these variations are financed primarily through WGL Holdings’ issuance of commercial paper and unsecured short-term bank loans. WGEServices accesses these funds through the WGL Holdings money pool. This money pool also accumulates cash from the periodic issuance of WGL Holdings common stock and the operations of certain unregulated subsidiaries, and provides short-term loans to other unregulated subsidiaries to meet various working capital needs.

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

Electricity Supply

The PJM Interconnection (PJM) is a regional transmission organization that regulates and coordinates generation supply and the wholesale delivery of electricity in the states and jurisdictions where WGEServices operates. WGEServices buys wholesale and sells retail electricity in the PJM market territory and is subject to its rules and regulations. PJM requires that its market participants have sufficient load capacity to serve their customers’ load requirements. As such, WGEServices has entered into contracts with multiple electricity suppliers to purchase its electricity and electric capacity needs. These contracts cover various periods ranging from one month to several years into the future.

Competition

Natural Gas

WGEServices competes with the commodity prices offered by regulated gas utilities and other third-party marketers to sell natural gas to customers both inside and outside of the Washington Gas service area. Marketers of natural gas compete largely on price; therefore, gross margins are relatively small. To determine competitive pricing and in adherence to its risk management policies and procedures, WGEServices manages its natural gas contract portfolio by closely matching the timing of gas purchases from wholesale suppliers with retail sales commitments to customers. For a discussion of WGEServices’ exposure to and management of price risk, refer to the section entitled “Market Risk—Price Risk Related to the Retail Energy-Marketing Segment” in Management’s Discussion.

Electricity

WGEServices competes with regulated electric utilities and other third-party marketers to sell electricity to customers. Marketers of electric supply compete largely on price; therefore, gross margins are relatively small. To determine competitive pricing and in adherence to its risk management policies and procedures, WGEServices manages its electricity contract portfolio by closely matching the timing of electricity purchases from suppliers with sales commitments to customers. For a discussion of WGEServices’ exposure to and management of price risk, refer to the section entitled “Market Risk—Price Risk Related to the Retail Energy-Marketing Segment” in Management’s Discussion.

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

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

DESIGN-BUILD ENERGY SYSTEMS SEGMENT

Description

The design-build energy systems segment consists of the operations of our WGESystems subsidiary which provides design-build energy efficient and sustainable solutions to government and commercial clients, primarily in the District of Columbia and portions of Maryland and Virginia. WGESystems focuses on upgrading the mechanical, electrical, water and energy-related systems of large government and commercial facilities, by implementing both traditional as well as alternative energy technologies. The design-build energy systems segment derived approximately 77 percent of its revenues from various agencies of the Federal Government in fiscal year 2008.

As of September 30, 2008 and 2007, WGESystems had a backlog of $39.3 million and $43.2 million, respectively. This backlog only includes work associated with signed contracts. Of the backlog for September 30, 2008, the approximate value of work to be completed beyond fiscal year 2009 was $7.4 million.

Factors critical to the success of the design-build energy systems segment include: (i) generating adequate revenue from the government and private sectors in the facility construction and retrofit markets; (ii) building a stable base of customer relationships; (iii) estimating and managing fixed-price contracts; (iv) building and maintaining a stable base of sub-contractor relationships and (v) controlling selling, general and administrative expenses.

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

ENVIRONMENTAL MATTERS

We are subject to federal, state and local laws and regulations related to environmental matters. These evolving laws and regulations may require expenditures over a long timeframe to control environmental effects. Almost all of the environmental liabilities we have recorded are for costs expected to be incurred to remediate sites where we or a predecessor affiliate operated manufactured gas plants (MGPs). Estimates of liabilities for environmental response costs are difficult to determine with precision because of the various factors that can affect their ultimate level. These factors include, but are not limited, to the following:

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

At one of the former MGP sites, studies show the presence of coal tar under the site and an adjoining property. Washington Gas has taken steps to control the movement of contaminants into an adjacent river by installing a water treatment system that removes and treats contaminated groundwater at the site. Washington Gas received approval from governmental authorities for a comprehensive remediation plan for the majority of the site that permits commercial development of Washington Gas’s property. Washington Gas has entered into an agreement with a national developer for the development of this site in phases. The first two phases have been completed, with Washington Gas retaining a ground lease on each phase. A Record of Decision for that portion of the site not owned by Washington Gas was issued in August, 2006. Negotiations on a consent agreement regarding

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (concluded)

remediation of that property have been postponed, pending transfer of the site to a new governmental owner. On September 21, 2006, governmental authorities notified Washington Gas of their desire to have the utility investigate and remediate river sediments in the area directly in front of the former MGP site. There has been no agreement among Washington Gas and governmental authorities as to the type and level of sediment investigation and remediation that should be undertaken for this area of the river; accordingly, we cannot estimate at this time the potential future costs of such investigation and remediation.

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

OTHER INFORMATION

At September 30, 2008, we had 1,448 employees comprising 1,359 utility and 89 non-utility employees. At September 30, 2007, we had 1,638 employees comprising 1,555 utility and 83 non-utility employees.

Our Code of Conduct, Corporate Governance Guidelines, and charters for the Governance, Audit and Human Resources committees of the Board of Directors are available on the corporate Web site www.wglholdings.com under the “Corporate Governance” link, and any changes or amendments to these documents will also be posted to this section of our Web site. Copies also may be obtained by request to the Corporate Secretary at WGL Holdings, Inc., 101 Constitution Ave., N.W., Washington, D.C. 20080. We make available free of charge on our corporate Web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments, as soon as reasonably practicable after such reports have been electronically filed with or furnished to the Securities and Exchange Commission. Additional information about WGL Holdings is also available on its Web site and at the address listed above.

Our Chairman and Chief Executive Officer certified to the New York Stock Exchange (NYSE) on March 20, 2008 that, as of that date, he was unaware of any violation by WGL Holdings of the NYSE’s corporate governance listing standards.

Our research and development costs during fiscal years 2008, 2007 and 2006 were not material.

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

WGL Holdings is a holding company whose assets consist primarily of investments in our subsidiaries. Accordingly, we conduct all of our operations through our subsidiaries. Our ability to pay dividends on our common stock and to pay principal and accrued interest on our outstanding debt depends on the payment of dividends to us by certain of our subsidiaries or the repayment of funds to us by our principal subsidiaries. The extent to which our subsidiaries do not pay dividends or repay funds to us may adversely affect our ability to pay dividends to holders of our common stock and principal and interest to holders of our debt.

If we are unable to access sources of liquidity or capital, or the cost of funds increases significantly, our subsidiaries’ business may be adversely affected.

Our ability to obtain adequate and cost effective financing depends on our credit ratings as well as the liquidity of financial markets. Our credit ratings depend largely on the financial performance of our subsidiaries, and a downgrade in our current credit ratings could adversely affect our access to sources of liquidity and capital, as well as our borrowing costs.

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

Washington Gas is responsible for acquiring sufficient natural gas supplies, interstate pipeline capacity and storage capacity to meet current and future customers’ annual and seasonal natural gas requirements. If Washington Gas is not able to maintain a reliable and adequate natural gas supply and sufficient pipeline capacity to deliver that supply, it may be unable to meet its customers’ requirements. If Washington Gas is unable to meet customers’ demand requirements, its results of operations, financial condition and cash flows may be adversely affected.

Washington Gas needs to acquire additional capacity to deliver natural gas on the coldest days of the year and it may not receive the necessary authorizations to do so in a timely manner.

Washington Gas plans to construct a one billion cubic foot liquefied natural gas (LNG) storage facility in Chillum, Maryland, to meet its customers’ forecasted demand for natural gas. The new storage facility is expected to be completed and in service by the 2012-2013 winter heating season. If we are not permitted or are not able to construct this planned facility on a timely basis for any reason, the availability of the next best alternative (which is to acquire additional interstate pipeline transportation or storage capacity) may be limited by market supply and demand, and the timing of Washington Gas’s participation in new interstate pipeline construction projects. This could cause an interruption in Washington Gas’s ability to satisfy the needs of some of its customers, which could adversely affect its results of operations and cash flows.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1A. Risk Factors (continued)

Operating issues could affect public safety and the reliability of Washington Gas’s natural gas distribution system which could adversely affect Washington Gas’s results of operations, financial condition and cash flows.

Washington Gas’s business is exposed to operating issues that could affect the public safety and reliability of its natural gas distribution system. Operating issues such as leaks, mechanical problems and accidents could result in significant costs to Washington Gas’s business and loss of customer confidence. The occurrence of any such operating issues could adversely affect Washington Gas’s results of operations, financial condition and cash flows. If Washington Gas is unable to recover from customers through the regulatory process all or some of these costs and its authorized rate of return on these costs, this also could adversely affect Washington Gas’s results of operations, financial condition and cash flows.

The receipt of additional amounts of gas from the Dominion Cove Point LNG terminal into Washington Gas’s natural gas distribution system may result in higher operating expenses and capital expenditures which may have a material adverse effect on its financial condition, results of operations and cash flows, and may impact system safety.

The Federal Energy Regulatory Commission (FERC) has authorized Dominion Cove Point LNG, LP and Dominion Transmission, Inc. (collectively Dominion), to expand the capacity of the Dominion Cove Point LNG terminal (Cove Point terminal). This expansion may occur in December 2008 or shortly thereafter. An increase in the volume of vaporized LNG received from the Cove Point terminal is likely to result in a significantly greater number of leaks in Washington Gas’s distribution system, unless our efforts to mitigate these leaks are successful. We are attempting to mitigate this anticipated increase in leaks through several means, including, but not limited to:

•	additional gas distribution system mains and services replacement programs;

•	construction of facilities to inject heavy hydrocarbons into the Cove Point gas;

•	isolating Washington Gas’s interstate pipeline receipt points, where possible, from pipelines that transport Cove Point gas and

•	continued efforts before the FERC to condition incremental increases in deliveries from the Cove Point terminal on the appropriate resolution of safety concerns consistent with the public interest.

If we are unable to implement a satisfactory solution on a timely basis, additional operating expenses and capital expenditures may be necessary to contend with the receipt of increased volumes of gas from the Cove Point LNG terminal into Washington Gas’ distribution system. These additional expenditures may not be recoverable or may not be recoverable on a timely basis from customers. Additionally, such operating expenses and capital expenditures may not be timely enough to mitigate the challenges posed by increased volumes of Cove Point gas and could result in leakage in couplings at a rate that could compromise the safety of our distribution system. Therefore, these conditions could have a material adverse effect on Washington Gas’s financial condition, results of operations and cash flows, and may impact system safety.

Changes in the relative prices of alternative forms of energy may strengthen or weaken the competitive position of Washington Gas’s natural gas delivery service. If the competitive position of natural gas service weakens, it may reduce the number of natural gas customers in the future and negatively affect Washington Gas’s future cash flows and net income.

The price of natural gas delivery service that Washington Gas provides competes with the price of other forms of energy such as electricity, oil and propane. Changing prices of natural gas versus other sources of energy that Washington Gas competes against can cause the competitive position of our natural gas delivery service to improve or decline. A decline in the competitive position of natural gas service in relation to alternative energy sources can lead to fewer natural gas customers, lower volumes of natural gas delivered, lower cash flows and lower net income.

A decline in the economy or significant increases in interest rates may reduce net revenue growth, increase costs and reduce future net income and cash flows.

A decline in the economy of the region in which Washington Gas operates, or a significant increase in interest rates to be paid by potential purchasers of new homes, might adversely affect Washington Gas’s ability to grow its customer base and collect revenues from customers, which may negatively affect net revenue growth and increase costs. An increase in the interest rates Washington Gas pays without the recognition of the higher cost of debt incurred by it in the rates charged to its customers would adversely affect future net income and cash flows.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1A. Risk Factors (continued)

If Washington Gas is unable to access sources of liquidity or capital, or the cost of funds increases significantly, Washington Gas’s business may be adversely affected.

Washington Gas’s ability to obtain adequate and cost effective financing depends on its credit ratings as well as the liquidity of financial markets. Washington Gas’s credit ratings depend largely on its financial performance, and a downgrade in Washington Gas’s current credit ratings could adversely affect its access to sources of liquidity and capital, as well its borrowing costs and ability to earn its authorized rate of return.

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

WGEServices depends on short-term debt to finance its accounts receivable and storage gas inventories. Working capital requirements vary significantly during the year and are financed primarily through the issuance of commercial paper and unsecured short-term bank loans by WGL Holdings. The results of operations of WGEServices could be adversely affected if short-term interest rates rose or if we were unable to access capital in a cost-effective manner.

WGEServices is dependent on guarantees from WGL Holdings.

The ability of WGEServices to purchase natural gas and electricity from suppliers is dependent upon guarantees issued on its behalf by WGL Holdings. Should WGL Holdings not renew such guarantees or if WGL Holdings’ credit ratings are downgraded, the ability of WGEServices to make commodity purchases at reasonable prices may be impaired, adversely affecting its results of operations, financial position and cash flows.

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

At September 30, 2008, we provided services in various areas of the District of Columbia, Maryland and Virginia, and held certificates of convenience and necessity, licenses and permits necessary to maintain and operate their respective properties and businesses. The regulated utility segment is the only segment where property, plant and equipment are significant assets.

Property, plant and equipment is stated at original cost, including labor, materials, taxes and overhead costs incurred during the construction period. Washington Gas calculates depreciation applicable to its utility gas plant in service primarily using a straight-line method over the estimated remaining life of the plant. The composite depreciation and amortization rate of the regulated utility was 3.23 percent, 3.19 percent and 3.44 percent during fiscal years 2008, 2007 and 2006, respectively, which included an allowance for estimated accrued non-legal asset removal costs (see Note 1 of the Notes to Consolidated Financial Statements).

At September 30, 2008, Washington Gas had approximately 657 miles of transmission mains, 12,223 miles of distribution mains, and 13,521 miles of distribution services. Washington Gas has the storage capacity for approximately 15 million gallons of propane for peak-shaving.

Washington Gas owns approximately 40 acres of land and a building (built in 1970) at 6801 Industrial Road in Springfield, Virginia. The Springfield site houses both operating and certain administrative functions of the utility. Washington Gas also holds title to land and buildings used as substations for its utility operations.

Washington Gas also has peaking facilities to enhance deliverability in periods of peak demand in the winter that consist of propane air plants in Springfield, Virginia (Ravensworth Station), and Rockville, Maryland (Rockville Station). Hampshire owns full and partial interests in, and operates underground natural gas storage facilities in Hampshire County, West Virginia. Hampshire accesses the storage field through 12 storage wells that are connected to an 18-mile pipeline gathering system. Concurrent with acquiring and protecting its storage rights, Hampshire has historically acquired certain exploration and development rights in West Virginia principally in the Marcellus Shale and other shale formations. These rights are predominately owned by lease and they are applicable to approximately 26,000 gross acres for the storage facilities of which 13,000 acres of land surrounding its storage facilities may be subject to exploration in addition to its storage function. Hampshire also operates a compressor station utilized to increase line pressure for injection of gas into storage. For fiscal year 2009, we estimate that the Hampshire storage facility has the capacity to supply approximately 2.5 billion cubic feet of natural gas to Washington Gas’s system for meeting winter season demands.

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

Facilities utilized by our corporate headquarters, as well as by the retail energy-marketing and energy design-build systems segments, are located in the Washington, D.C. metropolitan area and are leased.

The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by Washington Gas other than a small amount of property that is expressly excluded. At September 30, 2008 and 2007, no debt was outstanding under the Mortgage.

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
Part I

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

WGL Holdings, Inc.
Washington Gas Light Company
Part I

EXECUTIVE OFFICERS OF THE REGISTRANTS

The names, ages and positions of the executive officers of the registrants at October 31, 2008, are listed below along with their business experience during the past five years. The age of each officer listed is as of the date of filing of this report. There is no family relationship among the officers.

Unless otherwise indicated, all officers have served continuously since the dates indicated, and all positions are executive officers listed with Washington Gas Light Company.

Executive Officers
Date Elected or
Name, Age and Position with the registrants	Appointed

Vincent L. Ammann, Jr., Age 49 (1,2)
Vice President and Chief Financial Officer	September 30, 2006
Vice President and Chief Financial Officer of WGL Holdings, Inc.	September 30, 2006
Vice President—Finance	October 1, 2005
Vice President—Finance of WGL Holdings, Inc.	October 1, 2005
Assistant to the Chief Financial Officer	March 29, 2004

Beverly J. Burke, Age 57 (1)
Vice President and General Counsel	July 1, 2001
Vice President and General Counsel of WGL Holdings, Inc.	July 1, 2001

Gautam Chandra, Age 42 (1)
Vice President—Business Process Outsourcing	July 2, 2007
Vice President—Business Process Outsourcing and Non-Utility Operations of WGL Holdings, Inc.	July 2, 2007
Vice President—Performance Improvement	October 1, 2005
Vice President—Performance Improvement and Non-Utility Operations of WGL Holdings, Inc.	October 1, 2005
Division Head—Finance Support and Non-Utility Businesses	January 5, 2004
Division Head—Achieving Operational Excellence	December 12, 2002

Adrian P. Chapman, Age 51
Vice President—Operations, Regulatory Affairs and Energy Acquisition	October 1, 2005
Vice President—Regulatory Affairs and Energy Acquisition	March 31, 1999

James H. DeGraffenreidt, Jr., Age 55 (1)
Chairman of the Board and Chief Executive Officer	October 1, 2001
Chairman of the Board and Chief Executive Officer of WGL Holdings, Inc.	October 1, 2001

Marcellous P. Frye, Jr., Age 41 (3)
Vice President—Support Services	March 21, 2008
Division Head—Information Technology	July 2, 2007
Director—Development and ITS Engineering	August 15, 2005

Shelley C. Jennings, Age 60 (1)
Treasurer of WGL Holdings, Inc.	January 13, 2000
Treasurer	March 31, 1999

Terry D. McCallister, Age 52 (1)
President and Chief Operating Officer	October 1, 2001
President and Chief Operating Officer of WGL Holdings, Inc.	October 1, 2001

Mark P. O’Flynn, Age 58 (1)
Controller	February 18, 2002
Controller of WGL Holdings, Inc.	February 18, 2002

Douglas V. Pope, Age 63 (1)
Secretary of WGL Holdings, Inc.	January 13, 2000
Secretary	July 25, 1979

WGL Holdings, Inc.
Washington Gas Light Company
Part I

Executive Officers
Date Elected or
Name, Age and Position with the registrants	Appointed

Roberta W. Sims, Age 54
Vice President—Corporate Relations and Communications	January 31, 1996

Douglas A. Staebler, Age 48 (4)
Vice President—Engineering and Construction	October 31, 2006
Division Head—Engineering	July 25, 2005

William Zeigler, Jr., Age 63
Vice President—Human Resources and Organizational Development	February 1, 2004
Division Head—Organizational Development	February 10, 2003

(1)	Executive Officer of both WGL Holdings, Inc. and Washington Gas Light Company.

(2)	Mr. Ammann was previously employed by Southern Connecticut Gas Company and Connecticut Natural Gas Corporation, subsidiaries of Energy East Corporation, where he served as Senior Vice President, Finance and Administration. Prior to working for Southern Connecticut Gas Company, Mr. Ammann held various audit and consulting positions for Deloitte & Touche in Washington, D.C. and Detroit, Michigan.

(3)	Mr. Frye was previously employed by Global eXchange Services (formerly known as GE Global eXchange Services) based in Gaithersburg, Maryland, where he served as Vice President for Global Application Development. Mr. Frye also held various leadership positions for General Electric Information Services in Rockville, Maryland.

(4)	Mr. Staebler was previously employed by NUI Corporation—Elizabethtown Gas where he held various positions in engineering, operations and construction and maintenance.

WGL Holdings, Inc.
Part II
Item 5. Market for Registrant’s Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At October 31, 2008, WGL Holdings had 13,403 common shareholders of record. During fiscal years 2008 and 2007, WGL Holdings’ common stock was listed for trading on the New York Stock Exchange and was shown as “WGL Hold” or “WGL Hldgs” in newspapers. We did not purchase any of our outstanding common stock during fiscal years 2008 and 2007. The table below shows quarterly price ranges and quarterly dividends paid for fiscal years ended September 30, 2008 and 2007.

Common Stock Price Range and Dividends Paid
			Dividends Paid	Dividend
	High	Low	Per Share	Payment Date
Fiscal Year 2008
Fourth quarter	$36.04	$31.10	$0.3550	08/1/08
Third quarter	36.22	31.84	0.3550	05/1/08
Second quarter	34.62	30.26	0.3425	02/1/08
First quarter	35.08	31.82	0.3425	11/1/07

Fiscal Year 2007
Fourth quarter	$35.01	$29.79	$0.3425	08/1/07
Third quarter	35.91	31.82	0.3425	05/1/07
Second quarter	33.00	30.37	0.3375	02/1/07
First quarter	33.55	31.16	0.3375	11/1/06

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 6. Selected Financial Data

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share data)
Years Ended September 30,	2008	2007	2006	2005	2004

SUMMARY OF EARNINGS
Operating Revenues
Utility	$1,536,443	$1,497,274	$1,622,510	$1,379,390	$1,267,948
Non-utility	1,091,751	1,148,734	1,015,373	783,953	798,495

Total operating revenues	$2,628,194	$2,646,008	$2,637,883	$2,163,343	$2,066,443

Income from continuing operations	$116,523	$107,900	$94,694	$106,072	$99,595
Net income applicable to common stock	$116,523	$107,900	$87,578	$103,493	$96,637
Earnings per average common share
Basic:
Income from continuing operations	$2.35	$2.19	$1.94	$2.18	$2.05
Net income applicable to common stock	$2.35	$2.19	$1.80	$2.13	$1.99
Diluted:
Income from continuing operations	$2.33	$2.19	$1.94	$2.16	$2.04
Net income applicable to common stock	$2.33	$2.19	$1.79	$2.11	$1.98
CAPITALIZATION-YEAR END
Common shareholders’ equity	$1,047,564	$980,767	$921,807	$893,992	$853,424
Washington Gas Light Company preferred stock	28,173	28,173	28,173	28,173	28,173
Long-term debt, excluding maturities	603,738	616,419	576,139	584,150	590,156

Total capitalization	$1,679,475	$1,625,359	$1,526,119	$1,506,315	$1,471,753

OTHER FINANCIAL DATA
Total assets—year-end	$3,243,543	$3,046,361	$2,791,406	$2,601,081	$2,506,254
Property, plant and equipment-net—year-end	$2,208,302	$2,150,441	$2,067,895	$1,969,016	$1,914,420
Capital expenditures
Accrual basis (a)	$131,433	$158,101	$161,496	$124,014	$113,285
Cash basis adjustments	3,528	6,430	(1,739)	(11,246)	(4,897)

Cash basis	$134,961	$164,531	$159,757	$112,768	$108,388

Long-term obligations—year-end	$603,738	$616,419	$576,139	$584,150	$590,156
COMMON STOCK DATA
Annualized dividends per share	$1.42	$1.37	$1.35	$1.33	$1.30
Dividends declared per share	$1.4075	$1.3650	$1.3450	$1.3225	$1.2950
Closing price	$32.45	$33.89	$31.34	$32.13	$28.26
Book value per share—year-end	$20.99	$19.89	$18.86	$18.36	$17.54
Return on average common equity	11.5%	11.3%	9.6%	11.8%	11.6%
Dividend yield on book value	6.8%	6.9%	7.2%	7.2%	7.4%
Dividend payout ratio	59.9%	62.3%	74.7%	62.1%	65.1%
Shares outstanding—year-end (thousands)	49,917	49,316	48,878	48,704	48,653
UTILITY GAS SALES AND DELIVERIES (thousands of therms)
Gas sold and delivered
Residential firm	627,527	648,701	593,594	625,251	629,728
Commercial and industrial
Firm	199,363	203,962	213,997	222,587	226,407
Interruptible	6,543	5,275	6,185	7,809	7,626

Total gas sold and delivered	833,433	857,938	813,776	855,647	863,761

Gas delivered for others
Firm	433,991	433,420	403,812	434,099	454,549
Interruptible	256,626	267,305	251,003	279,924	268,483
Electric generation	92,176	111,950	108,315	73,874	41,052

Total gas delivered for others	782,793	812,675	763,130	787,897	764,084

Total utility gas sales and deliveries	1,616,226	1,670,613	1,576,906	1,643,544	1,627,845

OTHER STATISTICS
Active customer meters—year-end	1,053,032	1,046,201	1,031,916	1,012,105	990,062
New customer meters added	12,962	19,373	24,693	26,682	29,438
Heating degree days—actual	3,458	3,955	3,710	4,023	4,024
Weather percent colder (warmer) than normal	(8.7)%	3.7%	(2.5)%	5.9%	6.1%

(a)	Excludes Allowance for Funds Used During Construction and prepayments associated with capital projects. Includes accruals for capital expenditures and other non-cash additions.

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

Both of the major sections of Management’s Discussion—WGL Holdings and Washington Gas—are designed to provide an understanding of our operations and financial performance. Management’s Discussion also should be read in conjunction with the respective company’s financial statements and the combined Notes to Consolidated Financial Statements.

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

WGL Holdings has three operating segments that are described below:

•	regulated utility;

•	retail energy-marketing and

•	design-build energy systems.

Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are accumulated and reported in the category “Other Activities.”

Regulated Utility.  With approximately 93 percent of our consolidated total assets, the regulated utility segment consists of Washington Gas and Hampshire Gas Company (Hampshire). Washington Gas, a wholly owned subsidiary of WGL Holdings, delivers natural gas to retail customers in accordance with tariffs approved by the regulatory commissions that have jurisdiction over Washington Gas’s rates. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third-party marketers. In its rates charged to utility customers, Washington Gas generally does not earn a profit or incur a loss associated with the sale of the natural gas commodity because regulation requires Washington Gas to bill these customers for the natural gas commodity at the same cost that Washington Gas incurs. However, Washington Gas has an asset optimization program which utilizes Washington Gas’s storage and transportation capacity resources during periods when not being used to physically serve utility customers by entering into commodity-related physical and financial contracts with third parties with the objective of deriving a profit to be shared with its utility customers (refer to the section entitled “Market Risk” for a further discussion of our asset optimization program). Unless otherwise noted, therm deliveries shown related to Washington Gas or the regulated utility segment do not include therms delivered related to our asset optimization program.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Hampshire, a wholly owned subsidiary of WGL Holdings, is regulated by the Federal Energy Regulatory Commission (FERC). Hampshire owns full and partial interests in, and operates underground natural gas storage facilities including pipeline delivery facilities located in and around Hampshire County, West Virginia. Washington Gas purchases all of the storage services of Hampshire and includes the cost of these services in the bills sent to its customers. Hampshire operates under a “pass-through” cost of service-based tariff approved by the FERC, and adjusts its billing rates to Washington Gas on a periodic basis to account for changes in its investment in utility plant and associated expenses.

Retail Energy-Marketing.  The retail energy-marketing segment consists of the operations of WGEServices, a wholly-owned subsidiary of Washington Gas Resources. WGEServices competes with regulated utilities and other unregulated third-party marketers to sell natural gas and/or electricity directly to residential, commercial and industrial customers in Maryland, Virginia, Delaware and the District of Columbia. WGEServices does not currently own or operate any natural gas or electric generation, production, transmission or distribution assets. Rather, it contracts for its supply needs and buys and resells natural gas and electricity with the objective of earning a profit through competitively-priced contracts with end-users. These commodities are delivered to retail customers through the distribution systems owned by regulated utilities such as Washington Gas or other unaffiliated natural gas or electric utilities. WGEServices is also exploring the expansion of its renewable energy and energy conservation product and service offerings. This expansion may include the ownership of renewable energy producing assets.

Design-Build Energy Systems.  Our design-build energy systems segment, which consists of the operations of Washington Gas Energy Systems, Inc. (WGESystems), provides design-build energy efficient and sustainable solutions to government and commercial clients. WGESystems focuses on upgrading the mechanical, electrical, water and energy-related systems of large government and commercial facilities by implementing both traditional as well as alternative energy technologies, primarily in the District of Columbia, Maryland and Virginia. Previously, this segment was referred to as the “heating, ventilating and air conditioning (HVAC)” segment; however, the title “design-build energy systems” more accurately reflects the evolving business activities of this segment. The structure of this segment has not changed from prior years and no amounts have been restated as a result of this title change.

Refer to the Business section under Item 1 of this report for a further discussion of our regulated utility and non-utility business segments. For a further discussion of our financial performance by operating segment, refer to Note 16 of the Notes to Consolidated Financial Statements.

     Key Indicators of Financial Condition and Operating Performance

We have determined that the following are key indicators for monitoring our financial condition and operating performance:

Net Income.  In our review of overall operating results for both WGL Holdings on a consolidated basis and for each segment, we analyze net income as calculated under Generally Accepted Accounting Principles in the United States of America (GAAP).

Return on Average Common Equity.  This measure is calculated by dividing twelve months ended net income by average common shareholders’ equity. For Washington Gas, we compare the actual return on common equity with the return on common equity that is allowed to be earned by regulators and the return on equity that is necessary for us to compensate investors sufficiently and be able to continue to attract capital.

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

Utility Net Revenues and Gross Margins.  We analyze the operating results of the regulated utility segment using utility net revenues and the retail energy-marketing segment using gross margins. Both utility net revenues and gross margins are calculated as revenues less the associated cost of energy and applicable revenue taxes. We believe utility net revenues is a better measure to analyze profitability than gross operating revenues or gross cost of energy for our regulated utility segment since the cost of the natural gas commodity and revenue taxes are generally included in the rates that Washington Gas charges to customers as reflected in operating revenues. Accordingly, changes in the cost of gas and revenue taxes associated with sales made to customers generally have no direct effect on utility net revenues, operating income or net income. We consider gross margins to be a better reflection of profitability than gross revenues or gross energy costs for our retail energy-marketing segment since gross margins are a direct measure of the success of our core strategy for the sale of natural gas and electricity.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

You should not consider either utility net revenues or gross margins an alternative to, or a more meaningful indicator of, our operating performance than operating income or net income. Our measures of utility net revenues and gross margins may not be comparable to similarly titled measures of other companies. Refer to the sections entitled “Results of Operations—Regulated Utility Operating Results” and “Results of Operations—Non-Utility Operating Results” for the calculation of utility net revenues and gross margins, respectively, as well as a reconciliation to operating income and net income for both segments.

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

     Weather Conditions and Weather Patterns

Washington Gas.  Washington Gas’s operations are seasonal, with a significant portion of its revenues derived from the delivery of natural gas to residential and commercial heating customers during the winter heating season. Weather conditions directly influence the volume of natural gas delivered by Washington Gas. Weather patterns tend to be more volatile during “shoulder” months within our fiscal year in which Washington Gas is going into or coming out of the primary portion of its winter heating season. During the shoulder months within quarters ending December 31 (particularly in October and November) and within quarters ending June 30 (particularly in April and May), customer heating usage may not correlate highly with historical levels or with the level of heating degree days (HDDs) that occur, particularly when weather patterns experienced are not consistently cold or warm.

Washington Gas’s rates are determined on the basis of expected normal weather conditions. Washington Gas has a weather protection strategy that is designed to neutralize the estimated negative financial effects of warmer-than-normal weather. Refer to the section entitled “Market Risk—Weather Risk” for a further discussion of Washington Gas’s weather protection strategies.

WGEServices.  The financial results of our retail energy-marketing subsidiary, WGEServices, also are affected by deviations in weather from normal levels and abnormal customer usage during the shoulder months described above. Since WGEServices sells both natural gas and electricity, WGEServices’ financial results may fluctuate due to unpredictable deviations in weather during the winter heating and summer cooling seasons. WGEServices purchases weather derivatives to help manage this risk. Refer to the section entitled “Market Risk—Weather Risk” for a further discussion of WGEServices’ weather derivatives.

     Regulatory Environment and Regulatory Decisions

Washington Gas is regulated by the Public Service Commission of the District of Columbia (PSC of DC), the Public Service Commission of Maryland (PSC of MD) and the Virginia State Corporation Commission (SCC of VA). These regulatory commissions set the rates in their respective jurisdictions that Washington Gas can charge customers for its rate-regulated services. Changes in these rates as ordered by regulatory commissions affect Washington Gas’s financial performance.

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

Depleting available pipeline and storage capacity in relation to the corresponding increase in demand is a business issue for local distribution companies, such as Washington Gas. Historically, Washington Gas’s customer base has grown at an annual rate of approximately two percent, and this rate is expected to continue. To help maintain the adequacy of pipeline and storage capacity for

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

its growing customer base, Washington Gas has contracted with various interstate pipeline and storage companies to expand its transportation and storage capacity services to Washington Gas. These capacity expansion projects are expected to be placed into service during fiscal years 2008-2014. Additionally, Washington Gas anticipates enhancing its peaking capacity by constructing a liquefied natural gas (LNG) peaking facility that is currently expected to be completed and placed in service by the 2012-2013 winter heating season (refer to the section entitled “Liquidity and Capital Resources—Capital Expenditures”). Washington Gas will continue to monitor other opportunities to acquire or participate in obtaining additional pipeline and storage capacity that will support customer growth and improve or maintain the high level of service expected by its customer base.

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

      Volatility of Natural Gas Prices

Volatility of natural gas prices does impact customer usage and has different short-term and long-term effects on our business. The impact is also different between the regulated utility segment and the non-utility retail energy-marketing segment as described below.

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

WGEServices.  WGEServices may be negatively affected by the indirect effects of significant increases or decreases in the wholesale price of natural gas. WGEServices’ risk management policies and procedures are designed to minimize the risk that WGEServices’ purchase commitments and the related sales commitments do not closely match (refer to the section entitled “Market Risk” for a further discussion of Washington Gas’s and WGEServices’ mitigation of commodity price risk). Additionally, in the short-term, higher natural gas prices may increase the costs associated with uncollectible accounts, borrowing costs, certain fees paid to public service commissions and other costs. To the extent that these costs cannot be recovered from retail customers in higher rates due to competitive factors, WGEServices’ operating results would be negatively affected. In the long-term, natural gas sales for WGEServices are subject to the same impacts of volatile natural gas prices as described above for Washington Gas.

      Non-Weather Related Changes in Natural Gas Consumption Patterns

Natural gas supply requirements are affected by changes in the natural gas consumption patterns of our customers that are driven by factors other than weather. Natural gas usage per customer may decline as customers change their consumption patterns in response to: (i) more volatile and higher natural gas prices, as discussed above, (ii) customers’ replacement of older, less efficient gas appliances with more efficient appliances and (iii) a decline in the economy in the region in which we operate. In each jurisdiction in which Washington Gas operates, changes in customer usage profiles have been reflected in recent rate case proceedings where rates have been adjusted to reflect current customer usage. In the District of Columbia, changes in customer usage by existing customers that occur subsequent to its most recent rate case proceeding will have the effect of reducing revenues, which may be offset by the favorable effect of adding new customers. Under the RNA mechanism in Maryland, changes in customer usage by existing customers that occur subsequent to recent rate case proceedings in the Maryland jurisdiction generally will not reduce revenues because the

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

RNA mechanism stabilizes the level of delivery charge revenues received from customers. In Virginia, a declining block rate structure partially mitigates the income statement effects of declines in consumption.

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

Washington Gas is experiencing operational issues associated with the receipt of vaporized LNG from the Cove Point LNG terminal owned by Dominion Cove Point LNG, LP and Dominion Transmission Inc. (collectively Dominion), and a planned expansion of this terminal. Refer to the section entitled “Operating Issues Related To Cove Point Natural Gas Supply” for a discussion of the specific operational issues involved.

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

WGEServices’ electric sales opportunities are significantly affected by the price for Standard Offer Service (SOS) offered by electric utilities. These rates, often identified by customer class, are periodically reset based on the regulatory requirements in each jurisdiction. Future opportunities to add new electric customers will be dependent on the competitiveness of the relationship between WGEServices’ service rates, SOS rates offered by local electric utilities and prices offered by other energy marketers.

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

     Economic Conditions and Interest Rates

We operate in one of the largest regional economies in the nation, which includes several of the nation’s wealthiest counties. This region has allowed Washington Gas to expand its regulated delivery service customer base at a relatively stable rate of growth. In addition, this region provides an active market for our subsidiaries to market natural gas, electricity and other energy-related products and services.

The recent decline in the economy in late 2007 and 2008 has had the result of increasing our uncollectible accounts expense and slowing our rate of growth. Additionally, a continued decline in the economy may have further effects on both WGL Holdings and Washington Gas. These effects may include: (i) increased levels of customer conservation; (ii) further increases in the levels of uncollectible accounts expense and (iii) further declines in our rate of growth and related capital expenditures. Refer to “Non-Weather Related Changes in Natural Gas Consumption Patterns”, above, for a discussion of regulatory mechanisms in place to mitigate the effects of customer conservation at Washington Gas. A sustained economic decline could further result in a reduction in consumer demand for all goods and services leading to a deflationary economic environment, including a lack of liquidity in the capital markets. Refer to “Inflation/Deflation” below for a discussion of the regulatory impacts of deflation and the section entitled “General Factors Affecting Liquidity” for a discussion of our access to capital markets. We expect that the potential effects of a decline in the economy would be partially mitigated for us by the levels of government spending and by the diversified economic base of our region, as well as the relatively low level of unemployment and high median incomes of the customers in our service territory.

Additionally, this decline in the economy and its affect on the return on financial assets has resulted in decreases, and may lead to further decreases, in the values of the assets underlying our pension and other post-retirement plans, which may result in an increase in expense as well as increased funding requirements.

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

The majority of these selected business processes have been transitioned to Accenture. All of the remaining transition items are expected to be completed by spring of 2009. Washington Gas has implemented a BPO Governance organization and a comprehensive set of processes to monitor and control the cost effectiveness and quality of services provided through the BPO.

     Labor Contracts, Including Labor and Benefit Costs

Washington Gas has five labor contracts with bargaining units represented by three labor unions. In May 2007, Washington Gas entered into a five-year labor contract with the Teamsters Local Union No. 96 (Local 96), a local union affiliated with the International Brotherhood of Teamsters. The contract covers approximately 600 employees and is effective through May 31, 2012. In August 2008, Washington Gas entered into a 30 month labor contract with The Office and Professional Employees International Union Local No. 2 (A.F.L.-C.I.O.). The contract covers approximately 120 employees and is effective beginning October 1, 2008 through March 31, 2011. Local 96, representing union-eligible employees in the Shenandoah Gas division of Washington Gas, has a five-year labor contract with Washington Gas that became effective on June 14, 2007 and expires on July 31, 2012. This contract covers 23 employees. Additionally, Washington Gas has two three-year labor contracts with the International Brotherhood of Electrical Workers Local 1900 that, together, cover approximately 32 employees. These two contracts are in effect until August 1 2009, and November 1, 2009, respectively. Washington Gas is subject to the terms of its labor contracts with respect to operating practices and compensation matters dealing with employees represented by the various bargaining units described above.

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

Washington Gas accounts for its regulated operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, which results in differences in the application of GAAP between regulated and unregulated businesses. SFAS No. 71 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue or expense in unregulated businesses. Future regulatory changes or changes in the competitive environment could result in WGL Holdings and Washington Gas discontinuing the application of SFAS No. 71 for some of its business and require the write-off of the portion of any regulatory asset or liability that would be no longer probable of recovery or refund. If Washington Gas were required to discontinue the application of SFAS No. 71 for any of its operations, it would record a non-cash charge or credit to income for the net book value of its regulatory assets and liabilities. Other adjustments might also be required.

Currently available facts support both the continued application of SFAS No. 71 for our regulatory activities and the conclusion that all of our regulatory assets and liabilities as of September 30, 2008 and 2007 are recoverable or refundable through the regulatory environment.

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

Effective October 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), as amended. FIN 48 clarifies the accounting for uncertain events related to income taxes recognized in financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, this interpretation provides guidance on the de-recognition and classification of a tax position reflected within the financial statements and the recognition of interest and penalties, accounting in interim periods, disclosure and transition.

As of October 1, 2007 and September 30, 2008, we did not have a liability for unrecognized tax benefits. During fiscal year 2008, we did not recognize any expense for interest or penalties on uncertain tax provisions, and did not have any amounts accrued at October 1, 2007 or September 30, 2008, respectively, for the payment of interest and penalties on uncertain tax positions.

     Accounting for Contingencies

We account for contingent liabilities utilizing SFAS No. 5, Accounting for Contingencies. By their nature, the amount of the contingency and the timing of a contingent event are subject to our judgment of such events and our estimates of the amounts. Actual results related to contingencies may be difficult to predict and could differ significantly from the estimates included in reported earnings. For a discussion of contingencies, see Note 14 of the Notes to Consolidated Financial Statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Accounting for Derivative Instruments

We enter into both physical and financial contracts for the purchase and sale of natural gas and electricity. We designate a majority of our physical contracts related to the purchase of natural gas and electricity to serve our customers as “normal purchases and normal sales;” therefore, they are not subject to the mark-to-market accounting requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The financial contracts and the portion of the physical contracts that qualify as derivative instruments and are subject to the mark-to-market accounting requirements are recorded on the balance sheet at fair value. Changes in the fair value of derivative instruments subject to SFAS No. 71 are recorded as regulatory assets or liabilities while changes in the fair value of derivative instruments not affected by rate regulation are reflected in income. Washington Gas also utilizes derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of Medium-Term Notes (MTNs).

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

Effective October 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, as amended, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit assets or liabilities to be measured at fair value, and does not require any new fair value measurements. Additionally, SFAS No. 157 amends Emerging Issues Task Force (EITF) Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3) to require that any differences between the transaction price and fair value of a derivative instrument at the inception of the contract be recognized as a cumulative-effect adjustment to the opening balance of retained earnings or other appropriate components of net assets upon adoption of SFAS No. 157. As a result of adoption, WGL Holdings recorded a $1.7 million cumulative-effect adjustment to increase the opening balance of retained earnings. Additionally, Washington Gas recorded a $4.7 million cumulative adjustment to the opening balance of regulatory assets, because a large portion of these differences relate to gas costs that will be recoverable from customers.

Effective October 1, 2008, we adopted FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39. This FSP amends FIN 39, Offsetting of Amounts Related to Certain Contracts, to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133). Additionally, it permits a reporting entity to offset the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. As a result of the implementation of this standard, we will net the fair value recorded for each of our cash collateral positions against the net fair value amounts recorded for the associated derivative instruments executed under the same master netting arrangement. These balances were not material at October 1, 2008.

     Accounting for Pension and Other Post-Retirement Benefit Plans

Washington Gas maintains a qualified, trusteed, employee-non-contributory defined benefit pension plan (qualified pension plan) covering all active and vested former employees of Washington Gas and a separate non-funded supplemental retirement plan (SERP) covering executive officers. Washington Gas accrues the estimated benefit obligation of the SERP as earned by the covered employees and Washington Gas pays, from internal funds, the individual benefits as they are due. Washington Gas also provides certain healthcare and life insurance benefits for retired employees which are accrued and funded in a trust on an actuarial basis over the work life of the retirees. (The qualified pension plan, SERP and health and post-retirement plans are collectively referred to as the “Plans”).

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

We determine the discount rate by using publicly available indexes from reliable financial sources that parallel the duration of plan liabilities including: (i) consideration and review of average bond yields for 30 year maturities; (ii) bonds with the highest yields at each maturity that are of sufficient quality (AA- or better); (iii) bond yields that are interpolated to prior years (iv) and pension liability indexes. We determine the expected long-term rate of return by averaging the expected earnings for the target asset portfolio. In developing the expected rate of return assumption, we evaluate an analysis of historical actual performance and long-term return projections, which gives consideration to the asset mix and anticipated length of obligation of the Plans. Historically, the expected long-term return on plan assets has been lower for the health and life benefit plan than for the qualified pension plan due to differences in the allocation of the assets in the plan trusts and the taxable status of one of the trusts. We calculate the rate of compensation increase based on salary expectations for the near-term, expected inflation levels and promotional expectations. The healthcare cost trend rate is determined by working with insurance carriers, reviewing historical claims data for the health and life benefit plan, and analyzing market expectations.

The following table illustrates the effect of changing these actuarial assumptions, while holding all other assumptions constant:

Effect of Changing Critical Actuarial Assumptions
(In millions)		Pension Benefits		Health and Life Benefits

		Increase		Increase
	Percentage-Point	(Decrease)	Increase	(Decrease) in	Increase
	Change in	in Ending	(Decrease) in	Ending	(Decrease) in
Actuarial Assumptions	Assumption	Obligation	Annual Cost	Obligation	Annual Cost

Expected long-term return on plan assets	+/− 1.00 pt.	n/a	$(6.4) / $6.4	n/a	$(2.6) / $2.6
Discount rate	+/− 0.25 pt.	$(14.6) / $15.3	$(0.1) / $0.5	$(9.7) / $10.2	$(1.4) / $1.5
Rate of compensation increase	+/− 0.25 pt.	$2.3 / $(2.3)	$0.4 / $(0.4)	n/a	n/a
Healthcare cost trend rate	+/− 1.00 pt.	n/a	n/a	$42.3 / $(35.1)	$6.1 / $(4.8)

Differences between actuarial assumptions and actual plan results are deferred and amortized into cost when the accumulated differences exceed ten percent of the greater of the Projected Benefit Obligation or the market-related value of the plan assets. If necessary, the excess is amortized over the average remaining service period of active employees. At September 30, 2008, the discount rate increased to 7.5 percent from 6.0 percent from the comparable period, reflecting the increase in long-term interest rates primarily due to the tightening of the credit markets in fiscal year 2008. Refer to Note 11 of the Notes to Consolidated Financial Statements for a listing of the actuarial assumptions used and for a further discussion of the accounting for the Plans.

OTHER ACCOUNTING MATTERS

     Stock-Based Compensation

We account for our stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)). Under SFAS No. 123(R), we measure and record compensation expense for both our stock option and performance share awards based on their fair value at the date of grant. Our performance units, however, are liability awards as they settle in cash; therefore, we measure and record compensation expense for these awards based on their fair value at the end of each period until their vesting date. This may cause fluctuations in earnings that do not exist under the accounting requirements for both our stock options and performance shares.

We issued both performance shares and performance units in fiscal year 2008; however, we did not issue stock options. As of September 30, 2008, there are prior years’ option grants outstanding with an exercise price at the market value of our common stock

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

on the date of the grant. Our stock options generally have a vesting period of three years, and expire ten years from the date of the grant.

Both our performance units and performance shares are valued using a Monte Carlo simulation model, as they both contain market conditions. Performance units and performance shares are granted at target levels. Any performance units that may be earned pursuant to terms of the grant will be paid in cash and are valued at $1.00 per performance unit. Any performance shares that are earned will be paid in shares of common stock of WGL Holdings. The actual number of performance units and performance shares that may be earned varies based on the total shareholder return of WGL Holdings relative to a peer group over the three year performance period. Median performance relative to the peer group earns performance units and performance shares at the targeted levels. The maximum that can be earned is 200 percent of the targeted levels and the minimum is zero.

Refer to Notes 1 and 12 of the Notes to Consolidated Financial Statements for a further discussion of our share-based awards.

     Other

On January 1, 2008, we implemented EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (EITF 06-2). EITF 06-2 requires entities to accrue compensation cost associated with sabbatical leave and other similar benefits over the requisite service period assuming certain conditions are met. The costs associated with Washington Gas’s benefits that fall under EITF 06-2 are included in Washington Gas’s rates charged to its customers, as incurred; therefore, upon adoption of this standard, Washington Gas recorded a liability of $12.9 million and an offsetting regulatory asset. The effect of adopting this standard was not material to our balance sheet accounts and had no effect on the income statement.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WGL HOLDINGS, INC.

     RESULTS OF OPERATIONS

     Summary Results

WGL Holdings reported net income of $116.5 million, or $2.33 per share, for the fiscal year ended September 30, 2008, as compared to net income of $107.9 million, or $2.19 per share, and $87.6 million, or $1.79 per share, for the fiscal years ended September 30, 2007 and 2006, respectively. We earned a return on average common equity of 11.5 percent, 11.3 percent and 9.6 percent, respectively, during each of these three fiscal years.

Net income for fiscal year 2006 included an after-tax loss from discontinued operations of $7.1 million, or $0.15 per share. We reported consolidated income from continuing operations of $116.5 million, or $2.33 per share, for the fiscal year ended September 30, 2008, as compared to income from continuing operations of $107.9 million, or $2.19 per share, and $94.7 million, or $1.94 per share, reported for fiscal years 2007 and 2006, respectively.

The following table summarizes our net income (loss) by operating segment for fiscal years ended September 30, 2008, 2007 and 2006.

Net Income (Loss) by Operating Segment

	Years Ended September 30,			Increase (Decrease)

				2008	2007
(In millions)	2008	2007	2006	vs. 2007	vs. 2006

Regulated Utility	$113.7	$89.9	$84.6	$23.8	$5.3
Non-utility operations:
Retail energy-marketing	4.8	22.4	13.3	(17.6)	9.1
Design-Build Energy Systems	1.8	0.4	0.5	1.4	(0.1)
Other, principally non-utility activities	(3.8)	(4.8)	(3.7)	1.0	(1.1)

Total non-utility	2.8	18.0	10.1	(15.2)	7.9

Income from continuing operations	116.5	107.9	94.7	8.6	13.2
Loss from discontinued operations, net of income tax benefit	–	–	(7.1)	–	7.1

Net income	$116.5	$107.9	$87.6	$8.6	$20.3

The following is a summary discussion of year-over-year trends related to our results from continuing operations. For a detailed description of material transactions and results, refer to our discussion of operating results by segment below.

Fiscal Year 2008 vs. Fiscal Year 2007.  Income from continuing operations for fiscal year 2008, when compared to fiscal year 2007, reflects increased earnings from our regulated utility segment, partially offset by lower earnings from our retail energy-marketing segment. Favorably affecting fiscal year 2008 earnings for the regulated utility segment were new rates in all jurisdictions as well as a new asset optimization strategy. Earnings comparisons for our retail energy-marketing business reflect lower gross margins from the sale of electricity, partially offset by improved gross margins from natural gas.

Fiscal Year 2007 vs. Fiscal Year 2006.  The increase in income from continuing operations for fiscal year 2007 over fiscal year 2006 primarily reflects increased earnings from both our retail energy-marketing and regulated utility segments. This comparison primarily reflects higher gross margins from the sale of electricity for our retail energy-marketing business and an increase in average active customer meters as well as new rates that went into effect in Virginia on February 13, 2007, for our regulated utility segment.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Regulated Utility Operating Results

The following table summarizes the regulated utility segment’s operating results for fiscal years ended September 30, 2008, 2007 and 2006.

Regulated Utility Operating Results

	Years Ended September 30,			Increase (Decrease)

				2008	2007
(In millions)	2008	2007	2006	vs. 2007	vs. 2006

Utility net revenues:
Operating revenues	$1,552.3	$1,513.8	$1,637.5	$38.5	$(123.7)
Less: Cost of gas	885.2	892.4	1,031.7	(7.2)	(139.3)
Revenue taxes	55.3	55.9	56.0	(0.6)	(0.1)

Total utility net revenues	611.8	565.5	549.8	46.3	15.7
Operation and maintenance	250.1	246.3	236.5	3.8	9.8
Depreciation and amortization	94.2	89.9	92.7	4.3	(2.8)
General taxes and other assessments—other	43.7	40.6	40.6	3.1	–

Operating income	223.8	188.7	180.0	35.1	8.7
Interest expense	45.4	45.2	44.0	0.2	1.2
Other (income) expenses-net, including preferred stock dividends	(0.6)	(1.3)	(0.6)	0.7	(0.7)
Income tax expense	65.3	54.9	52.0	10.4	2.9

Net income	$113.7	$89.9	$84.6	$23.8	$5.3

Fiscal Year 2008 vs. Fiscal Year 2007.  The regulated utility segment reported net income of $113.7 million for the fiscal year ended September 30, 2008, an increase of $23.8 million over net income of $89.9 million reported for fiscal year 2007. This year-over-year increase in net income primarily reflects: (i) new rates that went into effect in Virginia on February 13, 2007, Maryland on November 27, 2007 and the District of Columbia on December 31, 2007; (ii) a $13.2 million (pre-tax) increase in realized margins associated with our asset optimization program; (iii) the favorable effects of changes in natural gas consumption patterns due to shifts in weather patterns and other factors and (iv) an increase of nearly 9,700 average active customer meters over fiscal year 2007. Partially offsetting this increase were: (i) an $8.8 million (pre-tax) increase in uncollectible accounts expense due to an adjustment to the accumulated reserve made in the prior year to reflect better collections, coupled with the negative effects of the decline in the economy on the current period; (ii) a $2.6 million increase in expenses related to paving and leak repair primarily as a result of receiving gas from the Cove Point terminal in a portion of our distribution system in Virginia and (iv)  a $4.8 million accrual for an estimated refund to our Virginia customers arising from a new Earnings Sharing Mechanism (ESM) that was implemented as a part of our Performance-Based Rate (PBR) plan (refer to the section entitled “Rates and Regulatory Matters—Performance-Based Rate Plans” included in Management’s Discussion for Washington Gas).

Fiscal Year 2007 vs. Fiscal Year 2006.  The regulated utility segment reported net income of $89.9 million for the fiscal year ended September 30, 2007, an increase of $5.3 million over net income of $84.6 million reported for fiscal year 2006. The year-over-year increase in net income primarily reflects: (i) an increase of over 16,600 average active customer meters over fiscal year 2006; (ii) a $4.6 million favorable comparison in earnings for the fiscal year 2007 of a charge recorded in the prior fiscal year related to a proposed disallowance of certain natural gas costs in Maryland; (iii) lower depreciation and amortization expense associated with a regulatory order in Virginia and (iv) a reduction in uncollectible accounts expense to reflect better collections. Partially offsetting the year-over-year increase in net income were reduced revenues from recoverable carrying costs on lower average storage gas inventory balances and higher post-retirement benefit costs due to the effect of using updated mortality assumptions commencing in fiscal year 2007.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Utility Net Revenues.  The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between years.

Composition of Changes in Utility Net Revenues

	Increase (Decrease)

	2008	2007
(In millions)	vs. 2007	vs. 2006

Customer growth	$5.0	$8.2
Estimated Weather effects:
Increase (decrease) in colder-than-normal weather effects	(5.4)	1.5
Offset by weather insurance and derivative products	(4.6)	7.5
Estimated change in natural gas consumption patterns	10.3	1.0
Impact of rate cases	22.8	1.6
Gas administrative charge (GAC)	3.1	(0.5)
Asset optimization:
Realized margins	13.2	1.4
Unrealized mark-to market valuations	(0.2)	(2.2)
Lower of cost or market adjustment	(2.5)	–
Storage carrying costs	4.8	(4.2)
ESM	(4.8)	–
Regulatory adjustment	1.1	–
Reserve for disallowance of natural gas costs	–	4.6
Other	3.5	(3.2)

Total	$46.3	$15.7

Customer growth—Average active customer meters increased 9,687 from fiscal year 2007 to 2008. Average active customer meters increased 16,610 from fiscal year 2006 to 2007.

Estimated weather effects—Washington Gas has a weather protection strategy that is designed to neutralize the estimated negative financial effects of warmer-than-normal weather (refer to the section entitled “Weather Risk” for a further discussion of our weather protection strategy). As part of this strategy, Washington Gas had weather insurance in fiscal year 2008, 2007 and 2006 related to the District of Columbia, which allowed us to retain the benefits of colder-than-normal weather. In Virginia, weather derivatives we had in fiscal years 2007 and 2006 allowed us to retain the benefits of any colder-than-normal weather. Both the effects of weather insurance and weather derivatives are recorded to “Operation and maintenance expenses.”

Weather, when measured by HDDs, was 8.7 percent warmer than normal in fiscal year 2008, 3.7 percent colder than normal in fiscal year 2007 and 2.5 percent warmer than normal in fiscal year 2006. Including the effects of our weather protection strategy, there were no estimated effects on net income from the warmer-than-normal weather in fiscal year 2008. Including the effects of our weather protection strategy, net income was enhanced by an estimated $5.4 million (pre-tax) in fiscal year 2007 in relation to normal weather. Although fiscal year 2006 was warmer than normal, Washington Gas benefited $3.9 million (pre-tax) from the colder-than-normal weather in the first quarter of fiscal year 2006. Refer to “Results of Operations” in Management’s Discussion for Washington Gas for a further discussion of the effects of weather and statistical information for Washington Gas.

Estimated change in natural gas consumption patterns—Changes in natural gas consumption patterns may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per HDD that occur. Natural gas consumption patterns may also be affected by non-weather related factors. Also reflected in these comparisons are adjustments related to Washington Gas’s reconciliation of lost-and-unaccounted-for gas.

Impact of rate cases—New rates went into effect in Virginia on February 13, 2007, Maryland on November 27, 2007 and the District of Columbia on December 31, 2007. The current year-to-year comparison includes increases in rates to firm customers in all jurisdictions as well as interruptible customers in Maryland.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

GAC—Represents a regulatory mechanism in all jurisdictions that partially offsets higher uncollectible accounts expense related to gas costs that is included in operation and maintenance expenses. This mechanism is new in Virginia and the District of Columbia as part of the new rates that went into effect as described above.

Asset optimization—Pre-tax unrealized gains (losses) associated with our energy-related derivatives were $(487,000), $(265,000) and $1.9 million in fiscal years 2008, 2007 and 2006, respectively. Pre-tax realized margins related to our asset optimization program were $15.7 million, $2.5 million and $17,000 for fiscal years 2008, 2007 and 2006, respectively. Additionally, results from our asset optimization program for fiscal year 2008 include realized margins of $3.3 million (pre-tax) for settled derivatives related to the optimization of Washington Gas’s system storage capacity assets and a $2.5 million (pre-tax) offsetting lower of cost or market adjustment. No such activity occurred in fiscal year 2007 or 2006. Refer to the section entitled “Market Risk” for a further discussion of Washington Gas’s asset optimization program.

Storage carrying costs—Represents recoverable carrying costs based on the cost of capital approved in each jurisdiction, multiplied by the 12-month average balance of storage gas inventory. The comparison of fiscal year 2008 to 2007 reflects higher average storage gas inventory balances in fiscal year 2008 due to a significant increase in gas prices during the spring and summer of 2008. The comparison of fiscal year 2007 to 2006 reflects lower average storage gas inventory balances.

Regulatory adjustment—Represents an adjustment of $1.1 million (pre-tax) made in fiscal year 2008 applicable to prior fiscal years as a result of an interpretive change in the calculation of interruptible revenue sharing in the District of Columbia.

Reserve for disallowance of natural gas costs—Represents a $4.6 million expense recorded in fiscal year 2006 related to a proposed disallowance of certain natural gas costs in Maryland.

Operation and Maintenance Expenses.  The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility segment between years.

Composition of Changes in Operation and Maintenance Expenses
	Increase (Decrease)

(In millions)	2008 vs. 2007	2007 vs. 2006

Weather insurance and derivative benefits	$(4.6)	$7.5
Business Process Outsourcing (BPO)	(0.6)	–
Labor and incentive plans	3.2	2.6
Employee benefits	(2.6)	5.2
Employee severance	(1.1)	1.0
Reversal of costs related to BPO	(1.9)	–
Uncollectible accounts	8.8	(8.3)
Paving and leak repair	2.6	(0.7)
Other regulatory adjustment	0.9	–
Other operating expenses	(0.9)	2.5

Total	$3.8	$9.8

Weather insurance and derivative benefits—The benefits of weather insurance for the District of Columbia for fiscal years 2008, 2007 and 2006, as well as the benefits of weather derivatives for Virginia for fiscal years 2007 and 2006 are recorded to operation and maintenance expense. During fiscal years 2008 we received a benefit from our weather insurance that resulted from warmer-than-normal weather of $4.6 million. During fiscal year 2007, we received no benefit as weather was colder than normal during that period. During fiscal year 2006, we received a benefit from both our weather insurance and weather derivative of $4.6 million that resulted from the warmer than normal weather. These benefits are offset in utility net revenues.

Business Process Outsourcing—This comparison of fiscal year 2008 to 2007 reflects: (i)  recurring costs paid to the service provider; (ii) amortization expense related to the regulatory asset established for initial BPO implementation costs and (iii) cost savings as a result of reduced labor and benefit costs for departments affected by the BPO.

Labor and incentive plans and employee benefits—The current year-to-year comparison excludes costs for departments affected by the BPO. The cost comparison for these departments is included in “Business Process Outsourcing” above.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The increase in labor and incentive plans for both year-to-year comparisions primarily reflects increases due to incentive costs related to improved performance. The decrease in employee benefits expense for the fiscal year 2008 to fiscal year 2007 comparison reflects a reduction in post-retirement benefits expense primarily due to the BPO curtailment as well as a higher discount rate assumption used to calculate fiscal year 2008 expense. The increase in employee benefits expense reflected in the fiscal year 2007 to fiscal year 2006 comparison is primarily the result of higher post-retirement benefit costs due to the effect of using updated mortality assumptions commencing in fiscal year 2007.

Reversal of costs related to BPO—Represents the reversal of expenses that were incurred in prior fiscal years for initial implementation costs allocable to the District of Columbia associated with BPO. These costs were recorded to a regulatory asset in the first quarter of fiscal year 2008 upon approval of 10-year amortization accounting by the PSC of DC in a December 28, 2007 Final Order.

Uncollectible accounts—The fiscal year 2008 to 2007 comparison reflects an adjustment to the accumulated reserve made in fiscal year 2007 to reflect better collections, coupled with the negative effects of the decline in the economy on the current period. The increase in fiscal year 2008 was partially offset by the GAC included in utility net revenues. The fiscal year 2007 to 2006 comparison primarily reflects better collections as well as lower gas costs.

Other regulatory adjustment—Represents a favorable regulatory adjustment made during the first quarter of fiscal year 2008 applicable to prior fiscal years due to a November 16, 2007 Final Order from the PSC of MD which allowed Washington Gas full cost recovery of the injections of heavy hydrocarbons (HHCs) related to Maryland sales and delivery service customers. Refer to the section entitled “Operating Issues Related to Cove Point Natural Gas Supply” for a further discussion of HHCs.

Depreciation and Amortization.  The following table provides the key factors contributing to the changes in depreciation and amortization of the regulated utility segment between years.

Composition of Changes in Depreciation and Amortization
	Increase (Decrease)

	2008	2007
(In millions)	vs. 2007	vs. 2006

Retroactive depreciation expense adjustment	$3.9	$(3.9)
New depreciation rates—Virginia	–	(5.4)
New depreciation rates—District of Columbia	(2.5)	–
Increase in property, plant & equipment	3.4	3.6
Other	(0.5)	2.9

Total	$4.3	$(2.8)

Retroactive depreciation expense adjustment—In the first quarter of fiscal year 2007, we recorded a benefit of $3.9 million applicable to the prior period from January 1, 2006 to September 30, 2006 related to a reduction in Washington Gas’s depreciation rates on fixed assets in Virginia.

New depreciation rates—Washington Gas implemented new rates in Virginia during the first quarter of fiscal year 2007, retroactive to January 1, 2006 (see Retroactive depreciation expense adjustment, above). New rates were implemented in the District of Columbia on January 1, 2008. Refer to the section entitled “Rates and Regulatory Matters—Depreciation Study” for further discussion of depreciation matters.

Other Changes in Expenses.  General taxes increased $3.1 million during the fiscal year ending September 30, 2008 primarily due to increased property taxes. Income taxes increased as a result of an increase in taxable income, partially offset by a lower effective tax rate resulting from an adjustment to our deferred tax balances.

Non-Utility Operating Results

Our continuing non-utility operations are comprised of two business segments: (i) retail energy-marketing and (ii) design-build energy systems. Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations for purposes of segment reporting (refer to Note 16 of the Notes to Consolidated Financial Statements).

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Total net income from our continuing non-utility operations for fiscal year 2008 was $2.8 million, a decrease of $15.2 million from fiscal year 2007. This comparison primarily reflects decreased earnings of our retail energy-marketing segment.

Continuing non-utility operations reported total net income of $18.0 million for the fiscal year ended September 30, 2007, an increase of $7.9 million over fiscal year 2006. The year-over-year improvement in these earnings primarily reflects the increased earnings of our retail energy-marketing segment.

Retail Energy-Marketing

Our retail energy-marketing subsidiary, WGEServices, was established in 1997, and sells natural gas and electricity on an unregulated, competitive basis directly to residential, commercial and industrial customers. The following table depicts the retail energy-marketing segment’s operating results along with selected statistical data.

Retail-Energy Marketing Financial and Statistical Data

	Years Ended September 30,			Increase (Decrease)

				2008	2007
	2008	2007	2006	vs. 2007	vs. 2006

Operating Results (In millions)
Gross margins:
Operating revenues	$1,062.7	$1,138.4	$1,001.6	$(75.7)	$136.8
Less: Cost of energy	1,023.3	1,071.6	960.5	(48.3)	111.1
Revenue taxes	0.6	0.7	1.4	(0.1)	(0.7)

Total gross margins	38.8	66.1	39.7	(27.3)	26.4
Operation expenses	26.5	23.3	16.9	3.2	6.4
Depreciation and amortization	0.8	0.7	0.3	0.1	0.4
General taxes and other assessments—other	2.8	2.5	(1.9)	0.3	4.4

Operating Income	8.7	39.6	24.4	(30.9)	15.2
Other income (expenses)-net	0.1	–	–	0.1	–
Interest expense	1.1	2.9	3.2	(1.8)	(0.3)
Income tax expense	2.9	14.3	7.9	(11.4)	6.4

Net income	$4.8	$22.4	$13.3	$(17.6)	$9.1

Analysis of gross margins (In millions)
Natural gas
Realized margins	$26.6	$23.1	$31.1	$3.5	$(8.0)
Unrealized mark-to-market gains (losses)	(1.7)	(1.4)	(4.6)	(0.3)	3.2

Total gross margins—natural gas	24.9	21.7	26.5	3.2	(4.8)

Electricity
Realized margins	24.7	35.9	13.2	(11.2)	22.7
Unrealized mark-to-market gains (losses)	(10.8)	8.5	–	(19.3)	8.5

Total gross margins—electricity	13.9	44.4	13.2	(30.5)	31.2

Total gross margins	$38.8	$66.1	$39.7	$(27.3)	$26.4

Other Retail-Energy Marketing Statistics
Natural gas
Therm sales (millions of therms)	635.0	725.5	696.7	(90.5)	28.8
Number of customers (end of period)	133,300	140,700	142,700	(7,400)	(2,000)
Electricity
Electricity sales (millions of kWhs)	3,607.6	3,943.8	2,412.4	(336.2)	1,531.4
Number of accounts (end of period)	61,800	65,900	63,300	(4,100)	2,600

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Fiscal Year 2008 vs. Fiscal Year 2007.  The retail energy-marketing segment reported net income of $4.8 million for the fiscal year ended September 30, 2008, compared to net income of $22.4 million reported for the prior fiscal year. This comparison primarily reflects lower gross margins from the sale of electricity, partially offset by higher gross margins from the sale of natural gas. Also reflected in the earnings comparison is an increase in operations expense due to higher expenses associated with uncollectible accounts and higher labor and benefit costs.

Gross margins from electric sales decreased in fiscal year 2008, reflecting: (i) decreased sales volumes primarily due to the number of commercial customers as a result of increased competition and (ii) lower margins per kilowatt-hour sold primarily as a result of unfavorable weather patterns experienced early in the summer of 2008 and the unusually high margins experienced in fiscal year 2007. Also reflected in the comparison was a $19.3 million (pre-tax) decline in unrealized mark-to-market valuations associated with energy-related derivatives. Unrealized mark-to-market gains and losses are primarily attributable to changes in the fair value of certain contracts related to the purchase of energy supplies to match future retail sales commitments. These supply contracts are subject to mark-to-market treatment, while the corresponding retail sales commitments are not.

Gross margins from natural gas sales increased in fiscal year 2008, reflecting a rise in the margin per therm sold, partially offset by a decrease in natural gas sales volumes. Also affecting gross margins from natural gas sales was a $275,000 (pre-tax) increase in unrealized mark-to-market losses associated with energy-related derivatives.

Fiscal Year 2007 vs. Fiscal Year 2006.  The retail energy-marketing segment reported net income of $22.4 million for the fiscal year ended September 30, 2007, an increase of $9.1 million over net income of $13.3 million reported for the prior fiscal year. The increase in earnings for this business primarily reflects higher gross margins from the sale of electricity, partially offset by lower gross margins from the sale of natural gas. Further tempering the improved earnings was higher operations expense due to increased costs associated with growing our electric customer base, increased labor and benefits expenses and higher expenses associated with uncollectible accounts. Additionally, results from the prior fiscal year benefited from the reversal of expenses of $3.1 million (pre-tax) related to certain fees assessed by the PSC of DC that were accrued in prior fiscal years.

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

Lower gross margins from natural gas sales stemmed from higher gas costs in relation to retail sales prices, slightly offset by a 4.1 percent increase in natural gas sales volumes. The decrease in gross margins was partially offset by lower unrealized mark-to-market losses from natural gas derivatives that enhanced earnings by $3.2 million (pre-tax), over the prior fiscal year.

Design-Build Energy Systems

The design-build energy systems segment reported net income of $1.8 million for fiscal year 2008, an increase of $1.4 million over net income of $367,000 reported for fiscal year 2007. This increase primarily reflects higher revenues and proportionally lower cost of sales associated with design-build projects.

The design-build energy systems segment reported net income of $367,000 for fiscal year 2007, relatively unchanged from net income of $450,000 reported for fiscal year 2006.

Other Non-Utility Activities

As previously discussed, transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations.

Results for our other non-utility activities for fiscal year 2008 reflect a net loss of $3.8 million as compared to a net loss of $4.8 million reported for fiscal year 2007. This comparison primarily reflects lower general and administrative expenses.

Results for our other non-utility activities for fiscal year 2007 reflect a net loss of $4.8 million as compared to a net loss of $3.7 million reported for fiscal year 2006. This comparison primarily reflects higher general and administrative expenses.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Other Income (Expenses)—Net

Other income (expenses)—net was income of $2.5 million, $3.4 million and $3.2 million for fiscal years 2008, 2007 and 2006, respectively. These amounts primarily comprise interest income from short-term investments that qualify as cash and cash equivalents as well as interest income associated with certain regulatory items.

Interest Expense

Interest expense was $46.8 million for the fiscal year ended September 30, 2008, as compared to $48.9 million and $48.3 million for fiscal year 2007 and 2006. Long-term debt primarily comprises unsecured MTNs issued solely by Washington Gas. The weighted average cost of MTNs was 5.95 percent at September 30, 2008 and 6.15 percent at both September 30, 2007 and 2006. The following table shows the components of the changes in interest expense between years.

Composition of Interest Expense Changes

	Increase (Decrease)

(In millions)	2008 vs. 2007	2007 vs. 2006

Long-term debt	$(0.1)	$(0.6)
Short-term debt	(1.1)	0.1
Other (includes AFUDC(a))	(0.9)	1.1

Total	$(2.1)	$0.6

(a)	Represents Allowance for Funds Used During Construction.

For fiscal year 2008 compared to fiscal year 2007, the lower interest expense related to short-term debt reflects a decrease in the weighted average cost for these borrowings, partially fully offset by an increase in the average balance outstanding. The lower interest expense associated with long-term debt reflects a decrease in the embedded cost of these borrowings as a result of issuing lower-cost debt, mostly offset by a higher average balance of long-term debt outstanding. The decrease in interest expense also reflects a decrease in interest expense associated with customer deposits and other items.

For fiscal year 2007 compared to fiscal year 2006, the higher interest expense primarily reflects higher interest costs associated with customer deposits and other items, partially offset by a decease in interest expense associated with long-term debt. The lower interest expense associated with long-term debt reflects both a decrease in the embedded cost of these borrowings as a result of refinancing previously outstanding amounts and a lower average balance of long-term debt outstanding. Interest expense related to short-term debt was relatively unchanged from year-to-year, reflecting an increase in the weighted average cost for these borrowings, almost fully offset by a decrease in the average balance outstanding.

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

Our ability to obtain adequate and cost effective financing depends on our credit ratings as well as the liquidity of financial markets. Our credit ratings depend largely on the financial performance of our subsidiaries, and a downgrade in our current credit ratings could adversely affect our access to sources of liquidity and capital, as well as our borrowing costs. Also potentially affecting access to short-term debt capital is the nature of any restrictions that might be placed upon us, such as ratings triggers or a requirement to provide creditors with additional credit support in the event of a determination of insufficient creditworthiness. Although the credit markets tightened in the latter half of 2008, we have maintained our ability to meet our liquidity needs at reasonable costs through: (i) the issuance of commercial paper by WGL Holdings and Washington Gas; (ii) loans made under the WGL Holdings committed bank credit facility and (iii) the issuance of MTNs by Washington Gas to support its operations.

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

We have a goal to maintain our common equity ratio in the mid-50 percent range of total consolidated capital. The level of this ratio varies during the fiscal year due to the seasonal nature of our business. This seasonality is also evident in the variability of our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of our current assets is converted into cash at the end of the winter heating season. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for WGL Holdings and Washington Gas, and to allow access to capital at reasonable costs. As of September 30, 2008, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 59.7 percent common equity, 1.6 percent preferred stock and 38.7 percent long-term debt. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of Washington Gas and WGEServices and, to a lesser extent, other non-utility operations.

Our plans provide for sufficient liquidity to satisfy our financial obligations. At September 30, 2008, we did not have any restrictions on our cash balances that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.

Short-Term Cash Requirements and Related Financing

Washington Gas’s business is weather sensitive and seasonal, causing short-term cash requirements to vary significantly during the year. Approximately 75 percent of the total therms delivered in Washington Gas’s service area (excluding deliveries to two electric generation facilities) occur during the first and second fiscal quarters. Accordingly, Washington Gas typically generates more net income in the first six months of the fiscal year than it does for the entire fiscal year. During the first six months of our fiscal year, Washington Gas generates large sales volumes and its cash requirements peak when accounts receivable and unbilled revenues are at their highest levels. During the last six months of our fiscal year, after the winter heating season, Washington Gas will typically experience a seasonal net loss due to reduced demand for natural gas. During this period, many of Washington Gas’s assets are converted into cash which Washington Gas generally uses to reduce and sometimes eliminate short-term debt and to acquire storage gas for the next heating season.

Washington Gas and WGEServices have seasonal short-term cash requirements resulting from their need to purchase storage gas inventory in advance of the winter heating periods in which the storage gas is sold. Washington Gas generally collects the cost of its gas under cost recovery mechanisms. WGEServices collects revenues that are designed to reimburse its commodity costs used to supply its retail customer contracts. Variations in the timing of cash receipts from customers under these collection methods can significantly affect short-term cash requirements. In addition, both Washington Gas and WGEServices pay their respective commodity suppliers before collecting the accounts receivable balances resulting from these sales. WGEServices derives its funding to finance these activities from short-term debt issued by WGL Holdings. Additionally, WGL Holdings may be required to post collateral on behalf of WGEServices for certain purchases.

The cost of gas injected into storage for Washington Gas for use in the 2008-2009 winter heating season has increased significantly, resulting in significantly higher storage gas balances over the 2007-2008 winter heating season. This will increase customers’ bills and may affect customers’ ability to pay their bills in a timely manner. In addition, Washington Gas has incurred higher levels of debt and higher interest costs in order to finance the increased storage gas balances and may incur further borrowing costs from the resulting higher accounts receivable balances. These higher costs may be offset, or partially offset, by recoverable carrying costs on higher average storage gas inventory balances.

Variations in the timing of collections of gas costs under Washington Gas’s gas cost recovery mechanisms can significantly affect short-term cash requirements. Washington Gas had a $11.8 million and a $5.1 million net under-collection of gas costs at September 30, 2008 and 2007, respectively. The under-collection in both fiscal years stemmed primarily from an excess of gas costs paid to suppliers over gas costs recovered from customers. Generally, Washington Gas includes the amounts under-collected and over-collected in the captions “Gas costs and other regulatory assets” and “Gas costs and other regulatory liabilities,” respectively, in its balance sheets as current assets and current liabilities. Amounts under-collected or over-collected that are generated during the current business cycle are reflected as a regulatory asset or liability until September 1st of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. Most of the current balance will be returned to, or collected from, customers in fiscal year 2009.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WGL Holdings and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. The following is a summary of our committed credit agreements at September 30, 2008.

Committed Credit Available (In millions)

	WGL Holdings	Washington Gas

Expiration date—Committed credit agreements

August 3, 2012(a)(b)	$400.0	$300.0
May 27, 2009	–	75.0
May 29, 2009	–	15.0
September 19, 2009	–	10.0

Total committed credit agreements	400.0	400.0
Less: Commercial Paper	(23.0)	(231.0)
Bank loans	(17.0)	–

Net committed credit available	$360.0	$169.0

(a)	Represents our revolving credit facilities with commercial banks. Both WGL Holdings and Washington Gas have the right to request extensions, with the banks’ approval.
(b)	WGL Holdings’ revolving credit facility permits it to borrow an additional $50 million, with the banks’ approval, for a total of $450 million. Washington Gas’s revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $400 million.

As of September 30, 2008, we had $17.0 million of outstanding borrowings under our credit facility for WGL Holdings. WGL Holdings typically issues commercial paper to meet its financing requirements; however, due to the tightening of the credit markets in September 2008, WGL Holdings borrowed from its committed credit facility to meet its liquidity needs. At September 30, 2008 there were no outstanding borrowings under our credit agreements for Washington Gas (refer to Note 4 of the Notes to the Consolidated Financial Statements for further information).

Additionally, during fiscal year 2008, Washington Gas entered into three credit agreements with commercial banks that permit Washington Gas to borrow up to $100 million. As of September 30, 2008, there were no outstanding borrowings under any of the three credit agreements.

At September 30, 2007, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper of $184.2 million. Of the outstanding notes payable balance at September 30, 2007, $62.2 million and $122.0 million was commercial paper issued by WGL Holdings and Washington Gas, respectively. There were no outstanding borrowing under WGL Holdings’ or Washington Gas’s credit agreements at September 30, 2007.

To manage credit risk, both Washington Gas and WGEServices may require deposits from certain customers and suppliers, which are reported as current liabilities in “Customer deposits and advance payments.” At September 30, 2008 and September 30, 2007, “Customer deposits and advance payments” totaled $46.1 million and $49.2 million, respectively. For both periods, substantially all of these deposits related to customer deposits for Washington Gas.

For Washington Gas, deposits from customers may be refunded to the depositor-customer at various times throughout the year based on the customer’s payment habits. At the same time, other customers make new deposits that cause the balance of customer deposits to remain relatively steady. There are no restrictions on Washington Gas’s use of these customer deposits. Washington Gas pays interest to its customers on these deposits in accordance with the requirements of its regulatory commissions.

For WGEServices, these deposits primarily represent collateral for transactions with wholesale counterparties for the purchase and sale of natural gas and electricity. These deposits may be required to be repaid or increased at any time based on the current value of WGEServices’ net position with the counterparty. Currently there are no restrictions on WGEServices’ use of these deposit funds and WGEServices pays interest to the counterparty on these deposits in accordance with its contractual obligations. Refer to the section entitled “Credit Risk” for a further discussion of our management of credit risk.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Long-Term Cash Requirements and Related Financing

Our long-term cash requirements primarily depend upon the level of capital expenditures, long-term debt maturities and decisions to refinance long-term debt. Our capital expenditures primarily relate to adding new utility customers and system supply as well as maintaining the safety and reliability of Washington Gas’s distribution system (refer to the section entitled “Capital Expenditures” below).

At September 30, 2008, Washington Gas had the capacity, under a shelf registration that was declared effective by the SEC on June 8, 2006, to issue up to $250.0 million of MTNs. During fiscal year 2007, we did not issue or retire any MTNs. The following describes MTN activity during fiscal year 2008.

Fiscal Year 2008 MTN Activity.  In August 2008 Washington Gas retired $20.1 million of maturing MTNs with rates ranging from 6.51% to 6.61%. On August 26, 2008, Washington Gas issued $50.0 million of 3.61 percent floating rate MTNs due August 26, 2010, with a call option at 100 percent of par value to redeem the MTNs at any time on or after February 26, 2009. These MTNs have an interest rate which is reset quarterly based on the 3-month London Interbank Offer Rate (LIBOR) plus 80.0 basis points. Proceeds from these MTNs were used by Washington Gas to retire the maturing MTNs and for general corporate purposes such as the funding of capital expenditures, working capital needs and the retirement of commercial paper.

On October 21, 2008, Washington Gas retired $25 million of 5.49 percent MTNs.

Security Ratings

The table below reflects the current credit ratings for the outstanding debt instruments of WGL Holdings and Washington Gas. Changes in credit ratings may affect WGL Holdings’ and Washington Gas’s cost of short-term and long-term debt and their access to the capital markets. A security rating is not a recommendation to buy, sell or hold securities, it may be subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating.

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

Under the terms of WGL Holdings’ and Washington Gas’s credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization can not exceed 0.65 to 1.0 (65.0 percent). In addition, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. The failure to inform the lenders’ agent of changes in these areas deemed material in nature might constitute default under the agreements. Additionally, WGL Holdings’ or Washington Gas’s failure to pay principal or interest when due on any of its other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At September 30, 2008, we were in compliance with all of the covenants under our revolving credit facilities.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

For certain of Washington Gas’s natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded to or below the lower of a BBB- rating by Standard & Poor’s Ratings Services or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a preset threshold amount, or if Washington Gas’s credit rating declines, then the counterparty may require additional credit support. At September 30, 2008, Washington Gas would not be required to supply additional credit support by these arrangements if its long-term debt rating were to be downgraded one rating level.

WGL Holdings has guaranteed payments for certain purchases of natural gas and electricity on behalf of WGEServices (refer to “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” for a further discussion of these guarantees). If the credit rating of WGL Holdings declines, WGEServices may be required to provide additional credit support for these purchase contracts. At September 30, 2008, WGEServices had adequate liquidity available to provide additional credit support for these arrangements if the long-term debt rating of WGL Holdings were to be downgraded one rating level.

Cash Flows Provided by Operating Activities

The primary drivers for our operating cash flows are cash payments received from natural gas and electricity customers, offset by our payments for natural gas and electricity costs, operation and maintenance expenses, taxes and interest costs. Although long-term interest rates remain relatively low and we have been able to take advantage of refinancing certain of our long-term debt at lower interest rates, interest expense for fiscal year 2008 reflects the effect of a rise in short-term interest rates.

Net cash provided by operating activities totaled $62.0 million, $213.3 million and $85.7 million for fiscal years 2008, 2007 and 2006, respectively. Net cash provided by operating activities includes net income applicable to common stock, as adjusted for non-cash earnings and charges, as well as changes in working capital. Certain changes in working capital from September 30, 2007 to September 30, 2008 are described below.

•	Accounts receivable and unbilled revenues—net increased $45.1 million from September 30, 2007. This increase is primarily due to increased sales volumes associated with Washington Gas’s asset optimization program.

•	Storage gas inventory cost levels increased $111.7 million from September 30, 2007 due to higher natural gas prices and increased storage capacity to accommodate the requirements for the 2008-2009 winter heating season. These balances increased more than expected from September 30, 2007, due to the significant rise in the cost of gas purchased during the summer months to replenish storage gas balances to the levels necessary to accommodate the 2008-2009 winter heating season.

•	Accounts payable and other accrued liabilities increased $33.5 million, largely attributable to increased volumes of natural gas purchased under Washington Gas’s asset optimization program.

•	Other current liabilities increased $28.5 million primarily due to unrealized fair value losses associated with energy-related derivatives for both Washington Gas and WGEServices.

During fiscal year 2007, other prepayments increased $12.5 million from September 30, 2006, due to an increase in taxes paid primarily resulting from higher pre-tax income as well as an advance payment related to transformation costs made to the service provider for our BPO plan. Accounts payable and other accrued liabilities increased $18.9 million, primarily due to: (i) the refund for rates that went into effect in Virginia on February 13, 2007 (refer to the section entitled “Rates and Regulatory Matters”), (ii) an increase in accounts payable related to the sale of electricity, as a result of an increase in market prices and kilowatt hours sold and (iii) the accrual of severance related costs for our BPO plan. Deferred gas costs—net increased $14.3 million due primarily to an increase in fair value losses associated with certain of Washington Gas’s contracts for the purchase and sale of natural gas.

Cash Flows Provided by (Used in) Financing Activities

Cash flows provided by (used in) financing activities totaled $74.3 million, $(47.2) million and $75.0 million for fiscal years 2008, 2007 and 2006, respectively. During fiscal year 2008, we increased our notes payable by a net amount of $86.7 million due to increased working capital requirements at Washington Gas. This increase in notes payable was partially offset by common stock dividend payments totaling $69.1 million, as well as $14.1 million in cash proceeds from the issuance of common stock pursuant to our stock-based compensation plan. Additionally during fiscal year 2008, we retired $20.1 million of MTNs and issued $50.0 million of lower-cost MTNs (refer to the section entitled “Long-Term Cash Requirements and Related Financing”).

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Cash flows used in financing activities for fiscal year 2007 was driven by our common stock dividend payments totaling $66.8 million, partially offset by $11.7 million in cash proceeds from the issuance of common stock pursuant to our stock-based compensation plan.

Cash flows provided by financing activities for fiscal year 2006, was driven by an increase in our notes payable by a net amount of $136.5 million due to increased working capital requirements. This increase in notes payable was partially offset by common stock dividend payments totaling $65.3 million.

The following table reflects the issuances and retirements of long-term debt that occurred during fiscal years 2008, 2007 and 2006 (also refer to Note 5 of the Notes to Consolidated Financial Statements).

Long-Term Debt Activity

	2008		2007		2006

(In millions)	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount

Medium-term notes
Issued(a)	3.61%	$50.0	–	$–	5.17 – 5.78%	$75.0
Retired	6.51 – 6.61%	(20.1)	–	–	6.15 – 7.31%	(75.0)
Other financing
Issued(b)	5.63%	13.3	5.57%	1.4	4.76 – 5.61%	5.7
Retired(c)	4.76 – 9.00%	(1.0)	4.76 – 9.00%	(1.0)	5.61%	(2.7)
Other activity	–	–	–	–	–	(0.1)

Total		$42.2		$0.4		$2.9

(a)	Interest rate resets quarterly on November, February, May, and August 26 of each year until maturity.
(b)	Fiscal year 2006 includes the non-cash issuance of a $3.0 million note used to finance capital expenditures.
(c)	Fiscal year 2006 includes the non-cash extinguishment of project debt financing of $2.7 million.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities totaled $135.0 million, $165.6 million and $161.2 million during fiscal years 2008, 2007 and 2006, respectively. In fiscal years 2008, 2007 and 2006, $133.6 million, $162.0 million and $156.4 million, respectively, of cash was utilized for capital expenditures made on behalf of Washington Gas.

Capital Expenditures

The following table depicts our actual capital expenditures for fiscal years 2006, 2007 and 2008, and projected capital expenditures for fiscal years 2009 through 2013. Our capital expenditure program includes investments to extend service to new areas, and to ensure safe, reliable and improved service.

Capital Expenditures
	Actual			Projected
(In millions)	2006	2007	2008	2009	2010	2011	2012	2013	Total

New business	$48.7	$44.9	$45.8	$55.2	$64.7	$71.4	$75.1	$76.3	$342.7
Replacements
Rehabilitation project	47.8	30.8	8.1	–	–	–	–	–	–
Other	22.7	33.8	38.0	43.3	44.8	45.9	47.6	48.2	229.8
LNG storage facility	5.8	0.3	0.1	3.7	36.5	64.9	44.6	1.1	150.8
Other	36.5	48.3	39.4	45.1	39.5	26.5	22.6	27.4	161.1

Total-accrual basis(a)	$161.5	$158.1	$131.4	$147.3	$185.5	$208.7	$189.9	$153.0	$884.4
Cash basis adjustments	(1.7)	6.4	3.6	(2.1)	–	–	–	–	(2.1)

Total-cash basis	$159.8	$164.5	$135.0	$145.2	$185.5	$208.7	$189.9	$153.0	$882.3

(a)	Excludes Allowance for Funds Used During Construction and prepayments associated with capital projects. Includes accruals for capital expenditures and other non-cash additions.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The 2009 to 2013 projected periods include $342.7 million for continued growth to serve new customers, and $229.8 million primarily related to the replacement and betterment of existing capacity. Projected expenditures also reflect $161.1 million of other expenditures, which include general plant. Additionally, the projected period contains capital expenditures to construct a necessary, new source of peak day capacity within the boundaries of the natural gas distribution system to support customer growth and pressure requirements on the entire natural gas distribution system. Specifically, these estimated expenditures are expected to be used for the construction of a one billion cubic foot LNG storage facility on the land historically used for storage facilities by Washington Gas in Chillum, Maryland. The new storage facility is expected to be completed and in service by the 2012-2013 winter heating season at an estimated total cost of approximately $159 million, subject to certain zoning and other legal challenges.

On October 30, 2006, the District Council of Prince George’s County, Maryland denied Washington Gas’s application for a special exception related to its proposed construction of the LNG peaking plant because it believes that current zoning restrictions prohibit such construction. Washington Gas appealed this decision to the Prince George’s County Circuit Court (the Circuit Court) on November 22, 2006; however, the case was subsequently sent back to the administrative process by the Circuit Court. On April 16, 2008, Washington Gas filed a Complaint for Declaratory and Injunctive Relief with the United States District Court for the District of Maryland seeking to clarify the role of the local jurisdiction by affirming all local laws relating to safety and location of the facility are preempted by Federal and State law. Until the legal challenges are resolved and the LNG plant is constructed, Washington Gas has planned for alternative sources of supply to meet its customers’ peak day requirements. These plans include capital expenditures related to infrastructure improvements which are expected to be completed by fiscal year 2012 and which provide for adequate system performance based on projected needs through at least November 2012. The costs to complete the infrastructure improvements are reflected in the above table for the projected periods shown.

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER COMMERCIAL COMMITMENTS

Contractual Obligations

WGL Holdings and Washington Gas have certain contractual obligations that extend beyond fiscal year 2008. These commitments include long-term debt, lease obligations and unconditional purchase obligations for pipeline capacity, transportation and storage services, and certain natural gas and electricity commodity commitments. The estimated obligations as of September 30, 2008 for future fiscal years are shown below.

Estimated Contractual Obligations and Commercial Commitments

	Years Ended September 30,

(In millions)	Total	2009	2010	2011	2012	2013	Thereafter

Pipeline and storage contracts(a)	$2,057.3	$169.6	$168.9	$155.1	$155.5	$156.9	$1,251.3
Medium-term notes(b)	664.0	75.0	82.5	30.0	77.0	–	399.5
Other long-term debt(b)	1.1	1.1	–	–	–	–	–
Interest expense(c)	420.0	37.4	33.6	29.0	25.5	23.8	270.7
Gas purchase commitments—Washington Gas(d)	945.6	377.9	124.5	52.1	64.8	63.6	262.7
Gas purchase commitments—WGEServices(e)	640.3	396.1	154.8	63.4	18.0	8.0	–
Electric purchase commitments(f)	410.5	238.6	124.5	38.7	7.2	1.5	–
Operating leases	38.6	4.0	4.0	3.9	3.9	3.9	18.9
Business Process Outsourcing(g)	305.1	46.0	40.4	33.5	33.1	31.7	120.4
Other long-term commitments(h)	12.8	4.1	5.3	1.4	1.3	0.3	0.4

Total	$5,495.3	$1,349.8	$738.5	$407.1	$386.3	$289.7	$2,323.9

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

(a)	Represents minimum payments under natural gas transportation, storage and peaking contracts which have expiration dates through fiscal year 2028. Additionally, includes minimum payments for WGEServices pipeline contracts.

(b)	Represents scheduled repayment of principal including the assumed exercise of a put option by the MTN debt holders of $8.5 million in 2010. Other long-term debt excludes $14.7 million in debt that is anticipated to be a non-cash extinguishment of project debt financing (refer to the section entitled “Construction Project Financing”).

(c)	Represents the scheduled interest payments associated with MTNs and other long-term debt.

(d)	Includes short-term commitments to purchase fixed volumes of natural gas, as well as long-term gas purchase commitments that contain fixed volume purchase requirements. Cost estimates are based on both forward market prices and option premiums for fixed volume purchases under these purchase commitments.

(e)	Represents commitments based on a combination of market prices at September 30, 2008 and fixed price as well as index priced contract commitments for natural gas delivered to various city gate stations, including the cost of transportation to that point, which is bundled in the purchase price.

(f)	Represents electric purchase commitments which are based on existing fixed price and fixed volume contracts. Also includes $2.1 million related to renewable energy credits.

(g)	Represents fixed costs to the service provider related to the 10-year contract for business process outsourcing. These payments do not reflect potential inflationary adjustments included in the contract. Including these inflationary adjustments, required payments to the service provider could total $367.2 million.

(h)	Includes certain Information Technology service contracts. Also includes committed payments related to certain environmental response costs.

The table above reflects fixed and variable obligations. Certain of these estimates reflect likely purchases under various contracts, and may differ from minimum future contractual commitments disclosed in Note 14 of the Notes to Consolidated Financial Statements.

For commitments related to Washington Gas’s pension and post-retirement benefit plans, during fiscal year 2009, Washington Gas does not expect to make any contributions to its qualified, trusteed, employee-non-contributory defined benefit pension plan covering all active and vested former employees of Washington Gas. Washington Gas expects to make payments totaling $1.8 million in fiscal year 2009 on behalf of participants in our non-funded Supplemental Executive Retirement Plan. Washington Gas also expects to contribute $14.4 million to our health and life insurance benefit plans on behalf of retirees during fiscal year 2009. For a further discussion of our pension and post-retirement benefit plans, refer to Note 11 of the Notes to Consolidated Financial Statements.

Construction Project Financing

To fund certain of its construction projects, Washington Gas enters into financing arrangements with third-party lenders. As part of these financing arrangements, Washington Gas’s customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas then assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a note receivable representing its customers’ obligations to remit principal and interest and a long-term note payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the note receivable to the lender and removes both the note receivable and the long-term financing from its financial statements. As of September 30, 2008, work on these construction projects that was not completed or accepted by customers was valued at $14.7 million, which is recorded on the balance sheet as a note receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Once the project is accepted by the customer, the lender will have no recourse against Washington Gas related to this long-term debt.

Financial Guarantees

WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At September 30, 2008, these guarantees totaled $330.7 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from suppliers when required by our credit policy (refer to the section entitled “Credit Risk” for a further discussion of our credit policy). WGL Holdings also issued guarantees totaling $3.0 million at September 30, 2008 that were made on behalf of certain of our non-utility subsidiaries associated with their banking transactions. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Operating Issues Related To Cove Point Natural Gas Supply

In late fiscal year 2003, Dominion reactivated its Cove Point LNG terminal. The composition of the vaporized LNG received from the Cove Point LNG terminal resulted in increased leaks in mechanical couplings on the portion of our distribution system in Prince George’s County, Maryland that directly receives the Cove Point gas. The imported Cove Point gas contains a lower concentration of HHCs than domestically produced natural gas, and caused the seals on those mechanical couplings to shrink and to leak. Independent laboratory tests performed on behalf of Washington Gas have shown that, in a laboratory environment, the injection of HHCs into the type of gas coming from the Cove Point LNG terminal can be effective in re-swelling the seals in couplings which increases their sealing force and in turn, reduces the propensity for the affected couplings to leak. As described below, ongoing field testing will determine the success of applying this resolution more broadly.

Through a pipeline replacement project and the construction of a HHC injection facility at the gate station that exclusively receives gas from the Cove Point terminal, Washington Gas has reduced the occurrence of new coupling leaks in this area of the distribution system. A planned expansion of the Cove Point terminal could result in a substantial increase in the receipt of Cove Point gas into additional portions of Washington Gas’s distribution system as greater volumes of Cove Point gas are introduced into other downstream pipelines that provide service to Washington Gas. This expansion may occur in December 2008 or shortly thereafter. Based upon studies and our experience, this increase in the receipt of Cove Point gas is likely to result in a significantly greater number of leaks in other parts of Washington Gas’s distribution system, unless our efforts to mitigate these additional leaks are successful. Washington Gas is attempting to mitigate this anticipated increase in leaks through: (i) additional pipeline replacement programs; (ii) the construction of additional HHC injection facilities; (iii) isolating or separating its interstate pipeline receipt points, where possible, from pipelines that transport Cove Point gas and (iv)  continued efforts before the FERC to condition incremental increases in deliveries from the Cove Point terminal on the appropriate resolution of safety concerns consistent with the public interest.

Washington Gas has completed the construction of a second HHC injection facility that became operational in December 2007 at a cost of approximately $4 million and is currently constructing a third HHC injection facility. The third HHC injection facility is estimated to cost between $3 million and $4 million. Assuming current gas flow patterns with the current pipeline supply configurations, the strategic placement of the three HHC injection facilities will inject HHCs into the natural gas supplied to over 95 percent of the pipelines that contain mechanical couplings within our distribution system. Washington Gas has been granted recovery for a portion of these costs allocable to Virginia and Maryland. Additionally, Washington Gas will seek recovery of the costs allocable to the District of Columbia in a future base rate proceeding. Washington Gas expects the cost of these facilities to be recoverable in all jurisdictions.

The estimated cost of these facilities does not include the cost of the HHCs injected into the gas stream at the gate stations. We have been granted cost recovery for the majority of these costs in Virginia and Maryland, and have requested cost recovery for both past and future HHC costs in the District of Columbia (refer to the section entitled “Rates and Regulatory Matters”).

Washington Gas is replacing or remediating selected mechanically coupled pipelines within the areas of the distribution system that may receive high concentrations of Cove Point gas, but that will not receive HHC injections. Washington Gas has also planned for additional replacement of mechanically coupled pipeline in other areas of its distribution system. In total, the current estimated cost of planned mechanical coupling remediation and replacement work over the next three years is $33.0 million, which includes $8.0 million per year as part of a planned mechanically coupled pipe replacement program approved by the SCC of VA as part of a Virginia rate case.

Washington Gas continues to gather and evaluate field and laboratory evidence to determine the efficacy of HHC injections of the Cove Point gas in preventing additional leaks or retarding the rate at which additional leaks may occur in the gas distribution system if expanded volumes from the Cove Point terminal are introduced. In a report filed with the PSC of MD on June 30, 2008, Washington Gas reported a notable increase in leaks in mechanical couplings in a portion of its distribution system in Virginia where Cove Point gas injected with HHCs was recently introduced. Although this increase in leaks was significantly less than the increase experienced in the affected area of Prince George’s County, Maryland, the injection of HCCs into the Cove Point gas did not reduce the occurrence of coupling leaks to an acceptable level that would allow Washington Gas to safely accommodate the increased deliveries of revaporized LNG anticipated with the expansion of the Cove Point terminal. If we are unable to implement a satisfactory solution on a timely basis, then additional operating expenses and capital expenditures may be necessary to contend with the receipt of increased volumes of vaporized LNG from the Cove Point terminal into Washington Gas’s distribution system. Such additional operating expenses and capital expenditures may not be timely enough to mitigate the challenges posed by increased volumes of Cove Point gas and could result in leakage in mechanical couplings at a rate that could compromise the safety of our distribution system. Additional legal or regulatory remedies may be necessary to protect the Washington Gas distribution system and its customers from

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

the adverse effects of unblended vaporized LNG (refer to the section entitled “Request for FERC Action” below for a further discussion).

Notwithstanding Washington Gas’s recovery through local regulatory commission action of costs related to the construction of the HHC injection facilities, Washington Gas is pursuing remedies to keep its customers from having to pay more than their appropriate share of the costs of the remediation to maintain the safety of the Washington Gas distribution system.

Request for FERC Action

In November 2005, Washington Gas requested the FERC to invoke its authority to require Dominion to demonstrate that the increased volumes of the Cove Point gas resulting from the expansion would flow safely through the Washington Gas distribution system and would be consistent with the public interest. Washington Gas specifically requested that the proposed expansion of the Cove Point LNG terminal be denied until Dominion has shown that the Cove Point gas: (i) is of such quality that it is fully interchangeable with the domestically produced natural gas historically received by Washington Gas and (ii) will not cause harm to its customers or to the infrastructure of Washington Gas’s distribution system.

On June 16, 2006, the FERC issued an order authorizing Dominion’s request to expand the capacity and output of its Cove Point LNG terminal and, thereby, denying Washington Gas’s request to require Dominion to demonstrate the safety of the Cove Point gas flowing through the Washington Gas distribution system. Washington Gas, the PSC of MD, Keyspan Corporation, the Maryland Office of People’s Counsel (MD OPC) and other organizations all filed Requests for Rehearing with the FERC to seek modification of the FERC’s June 16, 2006 order. These requests were all rejected by the FERC. On January 26, 2007, Washington Gas filed a notice of appeal with the United States Court of Appeals for the District of Columbia Circuit (the Court of Appeals). Washington Gas requested the Court of Appeals to reverse the June 16, 2006 FERC order that authorized the Cove Point expansion, as well as a January 4, 2007 FERC order that denied Washington Gas’s rehearing request.

On July 18, 2008, the Court of Appeals issued an opinion vacating the FERC orders to the extent they approve the expansion. The opinion remanded the case to the FERC to address whether the expansion can go forward without causing unsafe leakage on Washington Gas Light Company’s distribution system.

Although Washington Gas agrees with the portion of the Court of Appeals decision that states the FERC failed to address adequately the future safety concerns associated with increased deliveries of LNG into its system, Washington Gas does not agree with all of the findings of the Court of Appeals, including conclusions related to the cause of the leaks, and on September 2, 2008 filed a request for rehearing with the Court of Appeals. This request has been denied. The FERC held a technical conference on August 14, 2008 “to discuss the nature and progress of remedial measures taken to date, as well as the need and benefit of any other remedial measures that might be taken by WGL and Dominion Cove Point LNG, LP so that WGL’s system can safely accommodate the increased amounts of regasified LNG from Cove Point’s LNG import terminal.” Washington Gas filed initial Post Technical Conference Comments on August 19, 2008 and reply Post Technical Conference Comments on August 22, 2008. On October 7, 2008, the FERC issued its reauthorization of the expansion of the Cove Point terminal, allowing construction to continue; however, the FERC limited the amount of vaporized LNG that may flow from the Cove Point terminal into the Columbia Gas Transmission pipeline and ultimately into the distribution system of Washington Gas. On November 6, 2008, Washington Gas filed a Request for Rehearing with the FERC, citing numerous factual and legal errors in the October 7, 2008 reauthorization. The reauthorization fails to adequately address future safety concerns as directed by the Court of Appeals. Although this reauthorization limited the amount of vaporized LNG that may flow from the Cove Point terminal into Washington Gas’s distribution system through the Columbia Gas Transmission pipeline, this limited amount still far exceeds any amount of Cove Point gas that has been received by Columbia Gas Transmission to date.

Washington Gas is committed to maintaining the safety of its distribution system for its customers and will continue to oppose the authorization of the Cove Point expansion until a long-term solution is determined that can address the safety issues associated with the expanded flows of vaporized LNG from the Cove Point terminal that flow into the interstate pipeline system that also serves Washington Gas. Washington Gas welcomes the opportunity to work with Dominion as well as the shippers who bring LNG into the Cove Point terminal and the interstate pipelines that deliver gas to Washington Gas in order to achieve and implement an appropriate solution to the issue of gas quality affecting its distribution system.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

CREDIT RISK

Wholesale Credit Risk

Certain wholesale suppliers that sell natural gas to both Washington Gas and WGEServices either have relatively low credit ratings or are not rated by major credit rating agencies.

In the event of a supplier’s failure to deliver contracted volumes of gas, Washington Gas may need to replace those volumes at prevailing market prices, which may be higher than the original transaction prices, and pass these costs through to its sales customers under the purchased gas cost adjustment mechanisms. Additionally, Washington Gas enters into contracts with wholesale counterparties to buy and sell natural gas for the purpose of optimizing the value of its long-term capacity and storage assets, as well as for hedging natural gas costs and interest costs. In the event of a default by these counterparties, Washington Gas may be at risk for financial loss to the extent these costs are not passed through to its customers. To manage these various credit risks, Washington Gas has a credit policy in place that is designed to mitigate these credit risks through a requirement for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. In accordance with this policy, Washington Gas has obtained credit enhancements from certain of its counterparties. Additionally, for certain counterparties or their guarantors that meet this policy’s creditworthiness criteria, Washington Gas grants unsecured credit which is continuously monitored.

For WGEServices, depending on the ability of these counterparties to deliver natural gas or electricity under existing contracts, WGEServices could be financially exposed for the difference between the price at which WGEServices has contracted to buy these commodities and their replacement cost from another supplier. To the extent that WGEServices sells natural gas to these wholesale counterparties, WGEServices may be exposed to payment risk if WGEServices is in a net receivable position. Additionally, WGEServices enters into contracts with third parties to hedge the costs of natural gas and electricity. Depending on the ability of the third parties to fulfill their commitments, WGEServices could be at risk for financial loss. WGEServices has an existing credit policy that is designed to mitigate credit risks through a requirement for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. In accordance with this policy, WGEServices has obtained credit enhancements from certain of its counterparties. If certain counterparties or their guarantors meet the policy’s creditworthiness criteria, WGEServices grants unsecured credit to those counterparties or their guarantors. The creditworthiness of all counterparties is continuously monitored.

The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of September 30, 2008 for both Washington Gas and WGEServices, separately.

Credit Exposure to Wholesale Counterparties (In millions)

	Exposure	Offsetting		Number of	Net Exposure of
	Before Credit	Credit Collateral	Net	Counterparties	Counterparties
Rating(a)	Collateral(b)	Held(c)	Exposure	Greater Than 10%(d)	Greater Than 10%

Washington Gas
Investment Grade	$9.7	$–	$9.7	2	$5.2
Non-Investment Grade	0.7	–	0.7	–	–
No External Ratings	6.5	5.0	1.5	1	1.5

WGEServices
Investment Grade	$2.2	$–	$2.2	2	$2.1
Non-Investment Grade	–	–	–	–	–
No External Ratings	–	–	–	–	–

(a)	Included in “Investment Grade” are counterparties with a minimum Standard & Poor’s or Moody’s Investor Service rating of BBB- or Baa3, respectively. If a counterparty has provided a guarantee by a higher-rated entity (e.g., its parent), the guarantor’s rating is used in this table.

(b)	Includes the net of all open positions on energy-related derivatives subject to mark-to-market accounting requirements, the net receivable/payable for realized transactions and net open positions for contracts designated as normal purchases and normal sales and not recorded on our balance sheet. Amounts due from counterparties are offset by liabilities payable to those counterparties to the extent that legally enforceable netting arrangements are in place.

(c)	Represents cash deposits and letters of credit received from counterparties, not adjusted for probability of default.

(d)	Using a percentage of the net exposure.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

At September 30, 2008, no reserve was recorded related to wholesale credit risk for either Washington Gas or WGEServices.

Retail Credit Risk

Washington Gas is also exposed to the risk of non-payment of utility bills by certain of its customers. To manage this customer credit risk, Washington Gas may require cash deposits from its high risk customers to cover payment of their bills until the requirements for the deposit refunds are met.

WGEServices is also exposed to the risk of non-payment of invoiced sales by certain of its retail customers. WGEServices manages this risk by evaluating the credit quality of new customers as well as by monitoring collections from existing customers. To the extent necessary, WGEServices can obtain collateral from, or terminate service to, its existing customers based on a credit quality criteria.

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

Washington Gas has specific regulatory approval in the District of Columbia, Maryland and Virginia to use forward contracts and option contracts to hedge against potential price volatility for a limited portion of its natural gas purchases for firm customers. Specifically, Washington Gas has approval to: (i) buy gas in advance using forward contracts; (ii) purchase call options that lock in a maximum price when Washington Gas is ready to buy gas and (iii) use a combination of put and call options to limit price exposure within an acceptable range. Regulatory approval for Virginia is permanent. The regulatory approvals in the District of Columbia and Maryland are pursuant to pilot programs, and Washington Gas is seeking to continue these programs. Additionally, pursuant to a three-year pilot program that expired in the latter half of 2008, Washington Gas had specific regulatory approval in Maryland and Virginia to hedge the cost of natural gas purchased for storage using financial transactions in the form of forwards, swaps and option contracts. Washington Gas is planning to file for renewal of these programs. Additionally, on October 20, 2008, Washington Gas received approval in the District of Columbia to hedge the cost of natural gas for storage pursuant to a three-year pilot program.

Washington Gas also executes commodity-related physical and financial contracts in the form of forwards, swaps and option contracts as part of an asset optimization program that is managed by its internal staff. These transactions are accounted for as derivatives. Under this program, Washington Gas realizes value from its long-term natural gas transportation and storage capacity resources during periods when not being used to physically serve utility customers. Regulatory sharing mechanisms in all three jurisdictions allow the profit from these transactions to be shared between Washington Gas’s customers and shareholders. Prior to May 1, 2008, Washington Gas contracted for the management of a portion of Washington Gas’s asset optimization program with non-affiliated asset managers. These asset managers assisted in the acquisition and delivery of natural gas supply to Washington Gas’s service territory, and paid Washington Gas a fee to utilize the related capacity resources for their own account when they were not required to meet customer supply needs. On April 30, 2008, the last of these asset management contracts expired, and Washington Gas retained the use of all of its capacity resources to manage the asset optimization program internally with the assistance of external consultants.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives during the twelve months ended September 30, 2008:

Regulated Utility Segment
Changes in Fair Value of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2007	$(12.3)
Net fair value of contracts entered into during the period	(15.5)
Other changes in net fair value	3.1
Realized net settlement of derivatives	(10.9)

Net assets (liabilities) at September 30, 2008	$(35.6)

Regulated Utility Segment
Roll Forward of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2007	$(12.3)
Recorded to income	8.9
Recorded to regulatory assets/liabilities	(21.3)
Net option premium payments	–
Realized net settlement of derivatives	(10.9)

Net assets (liabilities) at September 30, 2008	$(35.6)

The maturity dates of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives recorded at fair value at September 30, 2008, is summarized in the following table based on the approach used to determine fair value:

Regulated Utility Segment
Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,

(In millions)	Total	2009	2010	2011	2012	2013	Thereafter

Prices actively quoted	$1.9	$(1.5)	$3.0	$0.4	$0.5	$(0.9)	$0.4
Prices provided by other external sources	(0.7)	(0.7)	–	–	–	–	–
Prices based on models and other valuation methods	(36.8)	(30.6)	(2.6)	3.4	(1.2)	(1.3)	(4.5)

Total net assets (liabilities) associated with our energy-related derivatives	$(35.6)	$(32.8)	$0.4	$3.8	$(0.7)	$(2.2)	$(4.1)

Price Risk Related to the Retail Energy-Marketing Segment

Our retail energy-marketing subsidiary, WGEServices, sells natural gas and electricity to retail customers at both fixed and indexed prices. WGEServices must manage daily and seasonal demand fluctuations for these products with its suppliers. Price risk exists to the extent WGEServices does not closely match the timing and volume of natural gas and electricity it purchases with the related fixed price or indexed sales commitments. WGEServices’ risk management policies and procedures are designed to minimize this risk.

Natural Gas.  A portion of WGEServices’ annual natural gas sales volumes are subject to variations in customer demand associated with fluctuations in weather and customer conservation. Purchases of natural gas to fulfill retail sales commitments are generally made under fixed-volume contracts. If there is a significant deviation from normal weather, or other factors, that cause our purchase commitments to differ significantly from actual customer usage, WGEServices may be required to purchase incremental natural gas or sell excess natural gas at prices that negatively impact gross margins. WGEServices may manage price risk through the use of derivative instruments that include financial contracts and wholesale supply contracts that provide for volumetric variability.

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

To the extent WGEServices has not matched its customer requirements with its supply commitments, it could be exposed to electricity commodity price risk. WGEServices may manage this risk through the use of derivative instruments, including financial contracts.

WGEServices’ electric business is also exposed to fluctuations in weather and varying customer usage. Purchases generally are made under fixed-price, fixed-volume contracts that are based on certain weather assumptions. If there are significant deviations in weather or usage from these assumptions, WGEServices may incur price and volume variances that could negatively impact expected gross margins (refer to the section entitled “Weather Risk” for a further discussion of our management of weather risk).

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the retail energy-marketing segment’s energy-related derivatives for both natural gas and electricity during the twelve months ended September 30, 2008:

Retail Energy-Marketing Segment
Changes in Fair Value of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2007	$7.6
Net fair value of contracts entered into during the period	(10.7)
Other changes in net fair value	2.0
Realized net settlement of derivatives	(2.3)

Net assets (liabilities) at September 30, 2008	$(3.4)

Retail Energy-Marketing Segment
Roll Forward of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2007	$7.6
Recorded to income	(10.2)
Recorded to accounts payable(a)	1.5
Net option premium payments	–
Realized net settlement of derivatives	(2.3)

Net assets (liabilities) at September 30, 2008	$(3.4)

(a)  Represents the amount to be paid for future Financial Transmission Rights related to electricity for WGEServices.

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The maturity dates of our net assets (liabilities) associated with the retail energy-marketing segment’s energy-related derivatives recorded at fair value at September 30, 2008, is summarized in the following table based on the approach used to determine fair value:

Retail Energy Marketing Segment
Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,

(In millions)	Total	2009	2010	2011	2012	2013	Thereafter

Prices actively quoted	$–	$–	$–	$–	$–	$–	$–
Prices provided by other external sources	–	–	–	–	–	–	–
Prices based on models and other valuation methods	(3.4)	(3.8)	0.1	0.2	0.1	–	–

Total net assets (liabilities) associated with our energy-related derivatives	$(3.4)	$(3.8)	$0.1	$0.2	$0.1	$–	$–

Value-at-Risk.  WGEServices measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95 percent confidence interval for a one-day holding period, WGEServices’ value-at-risk at September 30, 2008 was approximately $48,000 and $28,000, related to its natural gas and electric portfolios, respectively.

     Weather Risk

We are exposed to various forms of weather risk in both our regulated utility and unregulated business segments. For Washington Gas, a large portion of its revenues is volume driven and its current rates are based upon an assumption of normal weather, however, billing adjustment mechanisms described below address variations from this assumption. Without weather protection strategies, variations from normal weather will cause our earnings to increase or decrease depending on the weather pattern. Washington Gas currently has a weather protection strategy that is designed to neutralize the estimated negative financial effects of warmer-than-normal weather on its net income, as discussed below.

The financial results of our non-regulated energy-marketing business, WGEServices, are also affected by variations from normal weather primarily in the winter relating to its natural gas sales, and throughout the fiscal year relating to its electricity sales. WGEServices manages these weather risks with, among other things, weather derivatives.

Billing Adjustment Mechanisms.  In Maryland, Washington Gas has a RNA billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. Effective October 1, 2007, Washington Gas implemented a WNA mechanism in Virginia which is a billing adjustment mechanism that is designed to eliminate the effect of variations in weather from normal levels on utility net revenues. The staff of the SCC of VA (VA Staff) has approved the WNA calculation for the 2007-2008 winter heating season, and Washington Gas included a billing adjustment in customers’ August 2008 bills.

For both the RNA and the WNA mechanisms, periods of colder-than-normal weather generally would cause Washington Gas to record a reduction to its revenues and establish a refund liability to customers, while the opposite would generally result during periods of warmer-than-normal weather. However, factors such as volatile weather patterns and customer conservation may cause the RNA to function conversely because it adjusts billed revenues to provide a designed level of net revenue per meter.

Weather Insurance.  Effective October 1, 2005, Washington Gas purchased a weather insurance policy designed to mitigate the negative effects of warmer-than-normal weather in the District of Columbia. The policy had a three-year term that expired on September 30, 2008. The policy’s pre-tax average annual expense was $1.9 million (pre-tax) over its term and Washington Gas received $5.9 million (pre-tax) of benefits over the term of this contract. In fiscal year 2009, Washington Gas will use weather derivatives, as described below, to mitigate the negative effects of warmer-than-normal weather in the District of Columbia.

Weather Derivatives.  On October 1, 2008, Washington Gas purchased an HDD derivative to protect against warmer-than-normal weather in the District of Columbia. Washington Gas will receive $11,000 for every HDD below 3,835 during the period of October 1, 2008 through September 30, 2009. The maximum amount that Washington Gas can

WGL Holdings, Inc.
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

receive under this arrangement is $5.3 million. To minimize the cost of weather protection, Washington Gas sold two HDD derivatives where Washington Gas will pay a total of $10,000 for every HDD between 3,835 and 3,995 and $5,000 for every HDD between 3,995 and 4,425. The maximum amount that Washington Gas will pay out is $3.8 million for these two derivatives. The net pre-tax premium cost of this strategy for Washington Gas is $250,000.

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

     Interest-Rate Risk

We are exposed to interest-rate risk associated with our short-term and long-term financing. Management of this risk is discussed below.

Short-Term Debt.  At September 30, 2008 and 2007, WGL Holdings and its subsidiaries had outstanding notes payable of $271.0 million and $184.2 million, respectively. The carrying amount of our short-term debt approximates fair value. In fiscal year 2008, a change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $1.3 million.

Long-Term Debt.  At September 30, 2008, we had fixed-rate MTNs and other long-term debt aggregating $603.8 million in principal amount, excluding current maturities and unamortized discounts, and having a fair value of $564.6 million. Fair value is defined as the present value of the debt securities’ future cash flows discounted at interest rates that reflect market conditions as of September 30, 2008. While these are fixed-rate instruments and, therefore, do not expose us to the risk of earnings loss due to changes in market interest rates, they are subject to changes in fair value as market interest rates change. A total of $8.5 million, or approximately one percent, of Washington Gas’s outstanding MTNs, excluding current maturities, have unexpired put options. A total of $50.0 million, or approximately eight percent of Washington Gas’s outstanding MTN’s, have unexpired call options. In addition, a total of $371.5 million, or approximately 63 percent, of Washington Gas’s outstanding MTNs, excluding current maturities, have make-whole call options, and no associated put options.

Using sensitivity analyses to measure this market risk exposure, we estimate that the fair value of our long-term debt would increase by approximately $27.1 million if interest rates were to decline by ten percent, or 67 basis points, from current market levels. We also estimate that the fair value of our long-term debt would decrease by approximately $24.6 million if interest rates were to increase by ten percent, or 67 basis points, from current market levels. In general, such an increase or decrease in fair value would impact earnings and cash flows only if Washington Gas were to reacquire all or a portion of these instruments in the open market prior to their maturity.

Derivative Instruments.  Washington Gas utilizes derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility. There was no activity associated with these types of derivatives in fiscal years 2008 or 2007.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WASHINGTON GAS LIGHT COMPANY

This section of Management’s Discussion focuses on Washington Gas for the reported periods. In many cases, explanations and disclosures for both WGL Holdings and Washington Gas are substantially the same.

     RESULTS OF OPERATIONS

The results of operations for the regulated utility segment and Washington Gas are substantially the same; therefore, this section primarily focuses on statistical information and other information that is not discussed in the results of operations for the regulated utility segment. Refer to the section entitled “Results of Operations—Regulated Utility” in Management’s Discussion for WGL Holdings for a detailed discussion of the results of operations for the regulated utility segment.

Washington Gas’s net income applicable to its common stock was $112.9 million, $89.2 million and $84.5 million for the fiscal years ended September 30, 2008, 2007 and 2006, respectively. Net income for fiscal year 2008, increased $23.7 million over fiscal year 2007 primarily reflecting new rates in all jurisdictions as well as earnings from our new asset optimization strategy, partially offset by higher operation and maintenance expenses. Net income for fiscal year 2007, when compared to fiscal year 2006, primarily reflects higher average active customer meters and new rates that went into effect in Virginia for our regulated utility segment. Key gas delivery, weather and meter statistics are shown in the table below for the fiscal years ending September 30, 2008, 2007 and 2006.

Gas Deliveries, Weather and Meter Statistics

	Years Ended September 30,			Increase (decrease)

				2008	2007
	2008	2007	2006	vs. 2007	vs. 2006

Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	826.9	852.7	807.6	(25.8)	45.1
Gas delivered for others	434.0	433.4	403.8	0.6	29.6

Total firm	1,260.9	1,286.1	1,211.4	(25.2)	74.7

Interruptible
Gas sold and delivered	6.5	5.3	6.2	1.2	(0.9)
Gas delivered for others	256.7	267.3	251.0	(10.6)	16.3

Total interruptible	263.2	272.6	257.2	(9.4)	15.4

Electric generation—delivered for others	92.1	111.9	108.3	(19.8)	3.6

Total deliveries	1,616.2	1,670.6	1,576.9	(54.4)	93.7

Degree Days
Actual	3,458	3,955	3,710	(497)	245
Normal	3,788	3,815	3,807	(27)	8
Percent colder (warmer) than normal	(8.7)%	3.7%	(2.5)%	n/a	n/a
Average active customer meters	1,055,396	1,045,709	1,029,099	9,687	16,610
New customer meters added	12,962	19,373	24,693	(6,411)	(5,320)

Gas Service to Firm Customers

The volume of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. Washington Gas’s rates are based on an assumption of normal weather. The tariffs in the Maryland and Virginia jurisdictions include provisions that consider the effects of the RNA and WNA mechanisms, respectively, which are designed to, among other things, eliminate the effect in net revenues of variations in weather from normal levels (refer to the section entitled “Weather Risk” for a further discussion of these mechanisms and other weather-related instruments included in our weather protection strategy). In addition to these mechanisms, the combination of declining block rates in the

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Maryland and Virginia jurisdictions and the existence of a fixed demand charges in all jurisdictions to collect a portion of revenues reduce the effect that variations from normal weather have on net revenues.

Fiscal Year 2008 vs. Fiscal Year 2007.  During the fiscal year ended September 30, 2008, total gas deliveries to firm customers were 1.261 billion therms, a decrease of 25.2 million therms, or 2.0 percent, in deliveries from fiscal year 2007. This comparison in natural gas deliveries to firm customers primarily reflects warmer weather in the current fiscal year than the prior year partially offset by an increase in average active customer meters of 9,687, well as the favorable effects of changes in natural gas consumption patterns due to shifts in weather patterns and non-weather related factors.

In relation to normal weather patterns, weather for fiscal year 2008 was 8.7 percent warmer than normal, as compared to 3.7 percent colder than normal for fiscal year 2007. Washington Gas’s overall weather protection strategy is designed to neutralize the estimated negative financial effects of warmer-than-normal weather on earnings; therefore, there were no estimated effects on net income from the warmer-than-normal weather in the fiscal year ended September 30, 2008. Including the effects of our weather protection strategies, the colder-than-normal weather in fiscal year 2007 enhanced net income by an estimated $5.4 million (pre-tax).

Many customers choose to buy the natural gas commodity from unregulated third-party marketers, rather than purchase the natural gas commodity and delivery service from Washington Gas on a “bundled” basis. Natural gas delivered to firm customers but purchased from unregulated third-party marketers represented 34.4 percent of total firm therms delivered during fiscal year 2008, compared to 33.7 percent and 33.3 percent delivered during fiscal years 2007 and 2006, respectively. On a per unit basis, Washington Gas earns the same net revenues from delivering gas for others as it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from Washington Gas. Therefore, Washington Gas does not experience any loss in utility net revenues when customers choose to purchase the natural gas commodity from an unregulated third-party marketer.

Fiscal Year 2007 vs. Fiscal Year 2006.  During the fiscal year ended September 30, 2007, total gas deliveries to firm customers were 1.286 billion therms, an increase of 74.7 million therms, or 6.2 percent, in deliveries from fiscal year 2006. The increase in natural gas deliveries to firm customers reflects higher natural gas consumption by customers due to colder weather. In relation to normal weather patterns, weather for fiscal year 2007 was 3.7 percent colder than normal, as compared to 2.5 percent warmer than normal for fiscal year 2006. For fiscal year 2006, net income was enhanced in relation to normal weather by an estimated $3.9 million (pre-tax) despite the warmer-than-normal weather during that period. This benefit resulted primarily from the colder-than-normal weather experienced during the first quarter of fiscal year 2006

Gas Service to Interruptible Customers

Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers decreased by 9.4 million therms, or 3.4 percent, in fiscal year 2008 compared to fiscal year 2007, reflecting decreased demand due to warmer weather. Therm deliveries to these customers increased by 15.4 million therms, or 6.0 percent, in fiscal year 2007 over fiscal year 2006, primarily due to colder weather.

In the District of Columbia, the effect on net income of any changes in delivered volumes and prices to interruptible customers is limited by margin-sharing arrangements that are included in Washington Gas’s rate designs in the District of Columbia. In the District of Columbia, Washington Gas shares a majority of the margins earned on interruptible gas sales and deliveries with firm customers. A portion of the fixed costs for servicing interruptible customers is collected through the firm customers’ rate design. Rates for interruptible customers in Maryland and Virginia are based on a traditional cost of service approach. In Virginia, Washington Gas retains all revenues above a pre-approved margin threshold level. In Maryland, Washington Gas retains a defined amount of revenues based on a set threshold.

Gas Service for Electric Generation

Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During fiscal year 2008, deliveries to these customers decreased 17.7 percent from fiscal year 2007. During fiscal year 2007, deliveries to these customers increased 3.3 percent over fiscal year 2006. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

Cost of Gas

Washington Gas’s cost of natural gas sold to customers includes both fixed and variable components. Washington Gas pays fixed costs or “demand charges” to pipeline companies for system capacity needed to transport and store natural gas. Washington Gas pays

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

variable costs, or the cost of the natural gas commodity itself, to natural gas producers and suppliers. Variations in the utility’s cost of gas expense result from changes in gas sales volumes, the price of the gas purchased and the level of gas costs collected through the operation of firm gas cost recovery mechanisms. Under these regulated recovery mechanisms, Washington Gas records cost of gas expense equal to the cost of gas recovered from customers and included in revenues. The difference between the firm gas costs paid and the gas costs recovered from customers is deferred on the balance sheet as an amount to be collected from or refunded to customers in future periods. Therefore, increases or decreases in the cost of gas associated with sales made to firm customers have no direct effect on Washington Gas’s net revenues and net income. Changes in the cost of gas can cause significant variations in Washington Gas’s cash provided by or used in operating activities. Washington Gas receives from or pays to its customers in the District of Columbia and Virginia, carrying costs associated with under-collected or over-collected gas costs recovered from its customers using short-term interest rates. Additionally, included in “Utility cost of gas” for Washington Gas are the net margins associated with our internal asset optimization program. To the extent these amounts are shared with customers in Virginia and the District of Columbia, they are a reduction to the cost of gas invoiced to customers. Amounts shared with Maryland customers are recorded in operating revenues. Refer to the section entitled “Market Risk—Regulated Utility Segment” for a further discussion of Washington Gas’s optimization program.

The commodity cost of gas invoiced to Washington Gas (excluding the cost and related volumes applicable to asset optimization) were $0.89, $0.85 and $1.10 per therm for fiscal years 2008, 2007 and 2006, respectively. The higher gas costs in fiscal year 2008 reflect a slight increase in the price volatility in the wholesale market. The lower gas cost in fiscal year 2007 reflects decreased price volatility. Increased gas costs generally will result in higher short-term debt levels and greater short-term interest costs to finance higher accounts receivables and storage gas inventory balances, as well as result in higher uncollectible accounts expenses.

Revenue Taxes

Revenue taxes are comprised of gross receipts taxes, PSC fees, franchise fees and energy taxes. Changes in revenue taxes are impacted by changes in the volume of gas sold and delivered. Revenue taxes were relatively unchanged when comparing fiscal year 2008, 2007 and 2006. Revenue taxes are recorded to “General taxes and other assessments” in the Statements of Income.

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

The following table summarizes major rate applications and results.

Summary of Major Rate Increase Applications and Results

			Test Year
	Application	Effective	12 Months	Increase in Annual				Allowed
Jurisdiction	Filed	Date	Ended	Revenues (Millions)				Rate of Return

				Requested		Granted		Overall	Equity

District of Columbia(a)	12/21/06	12/31/07	06/30/06	$20.0	7.7%	$1.4	0.5%	8.12%	10.00%
District of Columbia(b)	02/07/03	11/24/03	09/30/02	18.8	9.7%	5.4	2.8%	8.42%	10.60%
District of Columbia	06/19/01	04/09/03	12/31/00	16.3	6.8%	(5.4)	(2.2)%	8.83%	10.60%

Maryland	04/20/07	11/27/07	12/31/06	33.8	5.8%	20.6	3.6%	8.20%	10.00%
Maryland	03/31/03	11/06/03	12/31/02	27.2	6.8%	2.9	0.7%	8.61%	10.75%
Maryland(c)	03/28/02	09/30/02	12/31/01	31.4	9.3%	9.3	2.8%	–	–

Virginia(d)	09/15/06	02/13/07	12/31/05	17.2	2.7%	3.9	0.6%	8.41%	10.00%
Virginia(e)	01/27/04	10/04/04	06/30/03	19.6	4.7%	–	–	8.44%	10.50%
Virginia(f)	06/14/02	11/12/02	12/31/01	23.8	6.6%	9.9	2.7%	8.44%	10.50%

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

(a)	The final order includes (i) a rate case filing moratorium until January 1, 2011. Any new rates may not go into effect prior to October 1, 2011; (ii) a reduction in depreciation rates for all fixed assets and (iii) amortization accounting, over a ten-year period, for initial implementation costs allocable to the District of Columbia related to our BPO plan.
(b)	The revenue increase includes a reduction for the effect of a $6.5 million lower level of pension and other post-retirement benefit costs that had been previously deferred on the balance sheet of Washington Gas as a regulatory liability. This deferral mechanism ensures that the variation in these annual costs, when compared to the levels collected from customers, does not affect net income. Additionally, the $5.4 million annual revenue increase includes an $800,000 per year increase in certain expenses that are also subject to the regulatory deferral mechanism treatment. Accordingly, the total annual effect of the Final Order on Washington Gas’s pre-tax income results in an annual increase of $11.1 million.
(c)	Application was settled without stipulating the return on common equity.
(d)	New depreciation rates were effective January 1, 2006. The new base rates went into effect subject to refund on February 13, 2007. Stipulation agreement settling the case was approved September 19, 2007. The approved Stipulation includes, among other rate design mechanisms, a PBR plan which includes: (i) a four-year delivery service base rate freeze; (ii) an earnings sharing mechanism that enables Washington Gas to share with shareholders and Virginia customers the earnings that exceed a target of 10.5 percent return on equity and (iii) recovery of initial implementation costs associated with achieving Washington Gas’s business processing outsourcing initiatives.
(e)	Rates went into effect, subject to refund, on February 26, 2004 under an expedited rate application. As the result of the approval of a Stipulation that resolved all issues related to this expedited rate case, Washington Gas adjusted its billing rates commencing October 4, 2004 to reflect the level of annual revenues as determined in the previous Final Order issued on December 18, 2003 and noted in (e) below.
(f)	New depreciation rates effective January 1, 2002. New base rates went into effect subject to refund on November 12, 2002. Final Order released on December 18, 2003.

The following is a discussion of significant current regulatory matters in each of Washington Gas’s jurisdictions.

District of Columbia Jurisdiction

Recovery of HHC Costs.  On May 1, 2006, Washington Gas filed two tariff applications with the PSC of DC requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the utility to recover from its delivery service customers the costs of HHCs that are being injected into Washington Gas’s natural gas distribution system (refer to the section entitled “Operating Issues Related to Cove Point Natural Gas Supply” in Management’s Discussion). Washington Gas had been recovering the costs of HHCs from sales customers in the District of Columbia through its Purchased Gas Charge (PGC) provision in this jurisdiction. On October 2, 2006, the PSC of DC issued an order rejecting Washington Gas’s proposed tariff revisions until the PSC of MD issued a final order related to this matter. On October 12, 2006, Washington Gas filed a Motion for Clarification requesting that the PSC of DC affirm that Washington Gas can continue collecting HHC costs from sales customers through its PGC provision or to record such HHC costs incurred as a regulatory asset pending a ruling by the PSC of DC on future cost recovery. On May 11, 2007, the PSC of DC directed Washington Gas to cease prospective recovery of the cost of HHCs through the PGC provision, with future HHC costs to be recorded as a “pending” regulatory asset. On November 16, 2007 the PSC of MD issued a Final Order in the relevant case supporting full recovery of the HHC costs in Maryland. On March 25, 2008, the PSC of DC issued an order stating that the consideration of Washington Gas’s HHC strategy will move forward and directed interested parties to submit filings reflecting a proposed procedural schedule. On June 6, 2008, Washington Gas and the District of Columbia Office of the People’s Counsel filed a joint response to the order proposing a procedural schedule and a list of issues for consideration in the case. The PSC of DC adopted the proposed issues list and approved a procedural schedule. Washington Gas and other parties have filed initial comments, discovery has been held and Washington Gas filed its reply comments on November 10, 2008.

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

On December 28, 2007, the PSC of DC issued a Final Order approving an unopposed settlement related to this rate case. The settlement, filed on December 13, 2007, was signed by Washington Gas, the Apartment and Office Building Association of Metropolitan Washington, the Federal Executive Agencies and the District of Columbia Government. Among other issues, including compliance reporting requirements, the Final Order approves:

(i)	a net increase in revenue of $1.4 million above the current level and allows for a rate of return on common equity of 10.0 percent and an overall rate of return of 8.12 percent;

(ii)	a rate case filing moratorium or requests to institute an investigation into the reasonableness of rates by any party until January 1, 2011. Any new rates may not go into effect prior to October 1, 2011;

(iii)	a reduction in depreciation rates for all fixed assets;

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

Investigation of Asset Management and Gas Purchase Practices.  On July 24, 2008, the Office of Staff Counsel of the PSC of MD submitted a petition to the PSC of MD to establish an investigation into Washington Gas’s asset management program as well as into the cost recovery of its gas purchases. On September 4, 2008, the PSC of MD issued a letter order docketing a new proceeding to consider the issues raised in the petition filed by the Office of Staff Counsel. In accordance with the procedural schedule, Washington Gas filed direct testimony on November 21, 2008; direct testimony by intervening parties is due by January 30, 2009, and rebuttal testimony by all parties is due March 6, 2009. A public hearing is scheduled on March 19, 2009. Washington Gas intends to demonstrate that both its asset management program and its gas cost recovery mechanisms are consistent with regulatory requirements and in the best interest of both its customers and shareholders.

Performance-Based Rate Plans

In recent rate case proceedings in all jurisdictions, Washington Gas requested permission to implement PBR plans that include performance measures for customer service and an ESM that enables Washington Gas to automatically share with shareholders and customers the earnings that exceed a target rate of return on equity.

Effective October 1, 2007, the SCC of VA approved the implementation of a PBR plan through the acceptance of a settlement stipulation, which includes: (i) a four-year base rate freeze; (ii)  service quality measures to be determined in conjunction with the VA Staff and reported quarterly for maintaining a safe and reliable natural gas distribution system while striving to control operating costs; (iii) recovery of initial implementation costs associated with achieving Washington Gas’s BPO initiatives over the four-year period of the PBR plan and (iv) an ESM that enables Washington Gas to share with shareholders and Virginia customers the earnings that exceed a target of 10.5 percent return on equity. The calculation of the ESM excludes $2.4 million of asset management revenues that is being refunded to customers as part of a new margin sharing agreement in Virginia. On an interim basis, we record the effects of the ESM based on year-to-date earnings in relation to estimated annual earnings as calculated for regulatory purposes. At September 30, 2008, Washington Gas had accrued a customer liability of $4.8 million for estimated sharing under the Virginia ESM.

On November 16, 2007, the PSC of MD issued a Final Order in a rate case, which established a phase-two proceeding to review Washington Gas’s request to implement a PBR plan and issues raised by the parties associated with Washington Gas’s BPO agreement. On September 4, 2008, a Proposed Order of Hearing Examiner was issued in this phase-two proceeding. Consistent with

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (concluded)

Washington Gas’s current accounting methodology, the Proposed Order approved 10-year amortization accounting for initial implementation costs related to Washington Gas’s BPO plan. At September 30, 2008, we had recorded a regulatory asset of $6.8 million, net of amortization, related to initial implementation costs allocable to Maryland associated with our BPO plan. Washington Gas’s application seeking approval of a PBR plan, however, was denied. Additionally, the Proposed Order (i) directs Washington Gas to obtain an independent management audit related to issues raised in the phase-two proceeding and (ii) directs the initiation of a service collaboration process in which Washington Gas is directed to engage in discussions with the Staff of the PSC of MD (MD Staff), the Maryland Office of People’s Counsel (MD OPC) and interested parties to develop appropriate customer service metrics and a periodic form for reporting results similar to the metrics filed by Washington Gas as part of the approved settlement in Virginia. This Proposed Order has been appealed by the MD Staff, the MD OPC and other parties. Washington Gas’s Reply Memorandum on Appeal was filed on November 5, 2008, and we are currently awaiting a final decision by the PSC of MD.

Although the Final Order issued by the PSC of DC on December 28, 2007 approved amortization accounting for initial implementation costs related to the BPO plan, Washington Gas’s application seeking approval of a PBR plan was withdrawn. Washington Gas is prohibited from seeking approval of a PBR plan in the District of Columbia until the filing of its next base rate case; however, the settling parties may not seek a change in rates during the rate case filing moratorium period under the terms of the approved rate settlement.

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

In December 2006, the VA Staff approved the reduction in Washington Gas’s depreciation rates. In accordance with Virginia regulatory policy, Washington Gas implemented the lower depreciation rates retroactive to January 1, 2006 which coincides with the measurement date of the approved depreciation study. Accordingly, our depreciation and amortization expense for the first quarter of fiscal year 2007 included a benefit totaling $3.9 million (pre-tax) that was applicable to the period from January 1, 2006 through September 30, 2006.

Washington Gas included the portion of the depreciation study related to the District of Columbia in the rate application filed with the PSC of DC on December 21, 2006. Washington Gas’s proposed new depreciation rates were placed into effect pursuant to the Final Order issued by the PSC of DC on December 28, 2007.

On April 13, 2007, Washington Gas filed the portion of the depreciation study related to the Maryland jurisdiction. A separate proceeding was established on May 2, 2007, by the PSC of MD to review Washington Gas’s request to implement new depreciation rates. On October 25, 2007, Washington Gas filed a 2007 technical update of the Maryland depreciation study based on property, plant and equipment balances as of December 31, 2006. Hearings were held May 12 and 13, 2008. Initial briefs were filed on July 16, 2008 and reply briefs were filed on August 6, 2008. On October 15, 2008, a Proposed Order of Hearing Examiner was issued in Maryland, which will reduce Washington Gas’s annual depreciation expense related to the Maryland jurisdiction by approximately $11.2 million when new depreciation rates are implemented, with a corresponding decrease in annual revenues on a prospective basis to be reflected in future billing rates. Reflected in this reduction in depreciation expense, among other things, are: (i) a change in methodology for calculating accrued asset removal costs and (ii) the designation of certain insurance and relocation reimbursements as salvage value. This reduction in depreciation expense will not impact annual operating income and will not prevent the recovery of our capital investment; however, it will have the effect of deferring full recovery of our capital investment into future years. On November 14, 2008, Washington Gas and MD OPC noted appeals of the October 15, 2008 Proposed Order, thus suspending its effective date. Both Washington Gas and the MD OPC filed Memoranda on Appeal on November 24, 2008, and Reply Memoranda will be due 20 days later. The PSC of MD will issue a final order after considering all of the arguments by the parties.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WGL Holdings, Inc.
Consolidated Statements of Income
Part II
Item 8. Financial Statements and Supplementary Data

	Years Ended September 30,

(In thousands, except per share data)	2008	2007	2006

OPERATING REVENUES
Utility	$1,536,443	$1,497,274	$1,622,510
Non-utility	1,091,751	1,148,734	1,015,373

Total Operating Revenues	2,628,194	2,646,008	2,637,883

OPERATING EXPENSES
Utility cost of gas	869,333	875,811	1,016,669
Non-utility cost of energy-related sales	1,047,146	1,079,378	971,560
Operation and maintenance	282,558	275,344	258,022
Depreciation and amortization	95,007	90,605	93,055
General taxes and other assessments	102,544	100,023	96,187

Total Operating Expenses	2,396,588	2,421,161	2,435,493

OPERATING INCOME	231,606	224,847	202,390
Other Income (Expenses)—Net	2,525	3,378	3,241
Interest Expense
Interest on long-term debt	39,930	40,047	40,634
Other—net	6,867	8,821	7,670

Total Interest Expense	46,797	48,868	48,304
Dividends on Washington Gas preferred stock	1,320	1,320	1,320

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	186,014	178,037	156,007
INCOME TAX EXPENSE	69,491	70,137	61,313

INCOME FROM CONTINUING OPERATIONS	116,523	107,900	94,694
Loss from discontinued operations, net of income tax benefit	–	–	(7,116)

NET INCOME APPLICABLE TO COMMON STOCK	$116,523	$107,900	$87,578

AVERAGE COMMON SHARES OUTSTANDING
Basic	49,607	49,172	48,773
Diluted	49,912	49,377	48,905

EARNINGS PER AVERAGE COMMON SHARE
Basic
Income from continuing operations	$2.35	$2.19	$1.94
Loss from discontinued operations	–	–	(0.14)

Basic earnings per average common share	$2.35	$2.19	$1.80

Diluted
Income from continuing operations	$2.33	$2.19	$1.94
Loss from discontinued operations	–	–	(0.15)

Diluted earnings per average common share	$2.33	$2.19	$1.79

DIVIDENDS DECLARED PER COMMON SHARE	$1.4075	$1.3650	$1.3450

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Balance Sheets
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands)	2008	2007

ASSETS
Property, Plant and Equipment
At original cost	$3,184,247	$3,072,935
Accumulated depreciation and amortization	(975,945)	(922,494)

Net property, plant and equipment	2,208,302	2,150,441

Current Assets
Cash and cash equivalents	6,164	4,870
Receivables
Accounts receivable	190,589	147,595
Gas costs and other regulatory assets	26,543	13,460
Unbilled revenues	50,134	45,454
Allowance for doubtful accounts	(17,101)	(14,488)

Net receivables	250,165	192,021

Materials and supplies—principally at average cost	21,117	18,823
Storage gas—at cost (first-in, first-out)	406,629	294,889
Deferred income taxes	7,616	12,186
Other prepayments	32,290	29,924
Other	18,368	21,012

Total current assets	742,349	573,725

Deferred Charges and Other Assets
Regulatory assets
Gas costs	50,797	26,241
Pension and other post-retirement benefits	133,989	141,163
Other	58,417	52,613
Prepaid qualified pension benefits	24,683	90,025
Other	25,006	12,153

Total deferred charges and other assets	292,892	322,195

Total Assets	$3,243,543	$3,046,361

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,047,564	$980,767
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	603,738	616,419

Total capitalization	1,679,475	1,625,359

Current Liabilities
Current maturities of long-term debt	75,994	21,094
Notes payable	270,955	184,247
Accounts payable and other accrued liabilities	243,123	216,861
Wages payable	14,106	13,477
Accrued interest	4,200	4,216
Dividends declared	18,070	17,221
Customer deposits and advance payments	46,074	49,246
Gas costs and other regulatory liabilities	12,180	18,190
Accrued taxes	12,129	9,354
Other	51,648	23,150

Total current liabilities	748,479	557,056

Deferred Credits
Unamortized investment tax credits	11,360	12,255
Deferred income taxes	272,227	264,400
Accrued pensions and benefits	131,097	199,832
Asset retirement obligations	30,388	29,279
Regulatory liabilities
Accrued asset removal costs	306,014	285,156
Pension and other post-retirement benefits	–	19,005
Other	14,974	16,880
Other	49,529	37,139

Total deferred credits	815,589	863,946

Commitments and Contingencies (Note 14)

Total Capitalization and Liabilities	$3,243,543	$3,046,361

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2008	2007	2006

OPERATING ACTIVITIES
Net income applicable to common stock	$116,523	$107,900	$87,578
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Loss from discontinued operations, net of income tax benefit	–	–	7,116
Depreciation and amortization	95,007	90,605	93,055
Amortization of:
Other regulatory assets and liabilities—net	2,666	1,613	2,583
Debt related costs	925	1,038	1,205
Deferred income taxes—net	5,863	6,866	9,667
Accrued/deferred pension cost	(4,219)	1,517	(1,501)
Compensation expense related to equity awards	4,111	5,370	4,641
Other non-cash charges (credits)—net	(1,894)	(1,766)	(1,538)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(45,061)	4,563	(47,598)
Gas costs and other regulatory assets/liabilities—net	(19,093)	5,127	(4,789)
Storage gas	(111,740)	1,172	(43,136)
Other prepayments	(4,379)	(12,506)	(1,531)
Accounts payable and other accrued liabilities	33,479	18,862	(3,188)
Wages payable	629	(284)	386
Customer deposits and advance payments	(3,172)	(349)	(2,578)
Accrued taxes	356	391	(4,725)
Accrued interest	(16)	918	379
Other current assets	350	475	3,993
Other current liabilities	28,498	8,734	11,094
Deferred gas costs—net	(24,556)	(14,291)	(23,550)
Deferred assets—other	(10,808)	(8,175)	(732)
Deferred liabilities—other	(2,385)	(4,535)	(574)
Other—net	878	53	550

Net Cash Provided by Operating Activities of Continuing Operations	61,962	213,298	86,807
Net Cash Used in Operating Activities of Discontinued Operations	–	–	(1,100)

Net Cash Provided by Operating Activities	61,962	213,298	85,707

FINANCING ACTIVITIES
Common stock issued	14,064	11,659	2,851
Long-term debt issued	63,285	1,446	77,692
Long-term debt retired	(21,110)	(1,009)	(75,136)
Debt issuance costs	–	(16)	(796)
Notes payable issued (retired)—net	86,708	6,871	136,500
Dividends on common stock	(69,136)	(66,818)	(65,338)
Other financing activities—net	482	681	(757)

Net Cash Provided by (Used in) Financing Activities	74,293	(47,186)	75,016

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(134,961)	(164,531)	(159,757)
Other investing activities—net	–	(1,061)	(2,179)

Net Cash Used in Investing Activities of Continuing Operations	(134,961)	(165,592)	(161,936)
Net Cash Provided by Investing Activities of Discontinued Operations	–	–	721

Net Cash Used in Investing Activities	(134,961)	(165,592)	(161,215)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,294	520	(492)
Cash and Cash Equivalents at Beginning of Year	4,870	4,350	4,842

Cash and Cash Equivalents at End of Year	$6,164	$4,870	$4,350

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$67,086	$69,976	$58,848
Interest paid	$46,850	$47,541	$47,215
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	–	–	$2,692
Capital Expenditures included in accounts payable and other accrued liabilities	$(7,217)	$(1,069)	$(1,243)
Note used to finance capital expenditures	–	–	$2,982

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Capitalization
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands, except shares)	2008		2007

Common Shareholders’ Equity
Common stock, no par value, 120,000,000 shares authorized, 49,916,883 and 49,316,211 shares issued, respectively	$507,105		$490,257
Paid-in capital	14,398		12,428
Retained Earnings	527,812		481,274
Accumulated other comprehensive loss, net of taxes	(1,751)		(3,192)

Total Common Shareholders’ Equity	1,047,564	62.4%	980,767	60.4%

Preferred Stock
WGL Holdings, Inc., without par value, 3,000,000 shares authorized, none issued	–		–
Washington Gas Light Company, without par value, 1,500,000 shares authorized—issued and outstanding:
$4.80 series, 150,000 shares	15,000		15,000
$4.25 series, 70,600 shares	7,173		7,173
$5.00 series, 60,000 shares	6,000		6,000

Total Preferred Stock	28,173	1.7%	28,173	1.7%

Long-Term Debt
Washington Gas Light Company Unsecured Medium-Term Notes
Due fiscal year 2008, 6.51% to 6.61%	–		20,100
Due fiscal year 2009, 5.49% to 6.92%	75,000		75,000
Due fiscal year 2010, 3.61%	50,000		–
Due fiscal year 2010, 7.50% to 7.70%	24,000		24,000
Due fiscal year 2011, 6.64%	30,000		30,000
Due fiscal year 2012, 5.90% to 6.05%	77,000		77,000
Due fiscal year 2014, 4.88% to 5.17%	67,000		67,000
Due fiscal year 2015, 4.83%	20,000		20,000
Due fiscal year 2016, 5.17%	25,000		25,000
Due fiscal year 2023, 6.65%	20,000		20,000
Due fiscal year 2025, 5.44%	40,500		40,500
Due fiscal year 2027, 6.40% to 6.82%	125,000		125,000
Due fiscal year 2028, 6.57% to 6.85%	52,000		52,000
Due fiscal year 2030, 7.50%	8,500		8,500
Due fiscal year 2036, 5.70% to 5.78%	50,000		50,000

Total Unsecured Medium Term-Notes	664,000		634,100
Other long-term debt	15,785		3,509
Unamortized discount	(53)		(96)
Less—current maturities	75,994		21,094

Total Long-Term Debt	603,738	35.9%	616,419	37.9%

Total Capitalization	$1,679,475	100.0%	$1,625,359	100.0%

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Common Shareholders’ Equity
and Comprehensive Income
Part II
Item 8. Financial Statements and Supplementary Data (continued)

					Accumulated
					Other
					Comprehensive
	Common Stock Issued		Paid-In	Retained	Loss, Net of
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Taxes	Total

Balance at September 30, 2005	48,704,340	$472,974	$6,142	$418,649	$(3,773)	$893,992
Net income	–	–	–	87,578	–	87,578
Minimum pension liability adjustment, net of taxes	–	–	–	–	(856)	(856)

Comprehensive income						86,722
Stock-based compensation	174,159	4,697	2,036	–	–	6,733
Dividends declared on common stock ($1.3450 per share)	–	–	–	(65,640)	–	(65,640)

Balance at September 30, 2006	48,878,499	477,671	8,178	440,587	(4,629)	921,807
Net income	–	–	–	107,900	–	107,900
Minimum pension liability adjustment, net of taxes	–	–	–	–	1,230	1,230

Comprehensive income						109,130
Impact of initially applying SFAS No. 158, net of taxes	–	–	–	–	207	207
Stock-based compensation	437,712	12,586	4,250	–	–	16,836
Dividends declared on common stock ($1.3650 per share)	–	–	–	(67,213)	–	(67,213)

Balance at September 30, 2007	49,316,211	490,257	12,428	481,274	(3,192)	980,767
Net income	–	–	–	116,523	–	116,523
Post-retirement benefits adjustment, net of taxes	–	–	–	–	1,441	1,441

Comprehensive income						117,964
Stock-based compensation	600,672	16,848	1,970	–	–	18,818
Dividends declared on common stock ($1.4075 per share)	–	–	–	(69,985)	–	(69,985)

Balance at September 30, 2008	49,916,883	$507,105	$14,398	$527,812	$(1,751)	$1,047,564

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2008	2007	2006

OPERATING REVENUES
Utility	$1,552,344	$1,513,839	$1,637,491
Non-utility	66	242	632

Total Operating Revenues	1,552,410	1,514,081	1,638,123

OPERATING EXPENSES
Utility cost of gas	885,234	892,376	1,031,650
Operation and maintenance	252,915	248,817	238,086
Depreciation and amortization	93,189	88,893	91,962
General taxes and other assessments	98,721	96,493	96,523

Total Operating Expenses	1,330,059	1,326,579	1,458,221

OPERATING INCOME	222,351	187,502	179,902
Other Income (Expenses)—Net	1,894	2,560	1,855
Interest Expense
Interest on long-term debt	39,890	39,956	40,622
Other—net	5,466	5,109	3,392

Total Interest Expense	45,356	45,065	44,014

INCOME BEFORE INCOME TAXES	178,889	144,997	137,743
INCOME TAX EXPENSE	64,707	54,497	51,902

NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	114,182	90,500	85,841
Dividends on preferred stock	1,320	1,320	1,320

NET INCOME APPLICABLE TO COMMON STOCK	$112,862	$89,180	$84,521

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Balance Sheets
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands)	2008	2007

ASSETS
Property, Plant and Equipment
At original cost	$3,152,259	$3,042,460
Accumulated depreciation and amortization	(954,974)	(903,239)

Net property, plant and equipment	2,197,285	2,139,221

Current Assets
Cash and cash equivalents	3,680	4,157
Receivables
Accounts receivable	105,132	59,346
Gas costs and other regulatory assets	26,543	13,460
Unbilled revenues	18,584	15,895
Allowance for doubtful accounts	(15,736)	(13,215)

Net receivables	134,523	75,486

Materials and supplies—principally at average cost	21,065	18,820
Storage gas at cost (first-in, first-out)	322,617	215,771
Deferred income taxes	8,429	13,297
Other prepayments	34,375	31,200
Receivables from associated companies	4,636	970
Other	4,833	7,689

Total current assets	534,158	367,390

Deferred Charges and Other Assets
Regulatory assets
Gas costs	50,797	26,241
Pension and other post-retirement benefits	133,326	140,548
Other	58,400	52,613
Prepaid qualified pension benefits	24,612	89,556
Other	24,188	8,637

Total deferred charges and other assets	291,323	317,595

Total Assets	$3,022,766	$2,824,206

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$935,049	$885,390
Preferred stock	28,173	28,173
Long-term debt	603,745	615,473

Total capitalization	1,566,967	1,529,036

Current Liabilities
Current maturities of long-term debt	75,000	20,100
Notes payable	231,013	122,048
Accounts payable and other accrued liabilities	166,060	144,791
Wages payable	13,638	13,383
Accrued interest	4,200	4,216
Dividends declared	17,695	17,221
Customer deposits and advance payments	46,074	49,146
Gas costs and other regulatory liabilities	12,180	18,190
Accrued taxes	11,281	8,602
Payables to associated companies	22,746	17,160
Other	38,249	19,194

Total current liabilities	638,136	434,051

Deferred Credits
Unamortized investment tax credits	11,355	12,248
Deferred income taxes	279,818	264,623
Accrued pensions and benefits	130,478	198,936
Asset retirement obligations	29,469	28,412
Regulatory liabilities
Accrued asset removal costs	306,014	285,156
Pension and other post-retirement benefits	–	18,900
Other	14,973	16,862
Other	45,556	35,982

Total deferred credits	817,663	861,119

Commitments and Contingencies (Note 14)

Total Capitalization and Liabilities	$3,022,766	$2,824,206

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2008	2007	2006

OPERATING ACTIVITIES
Net income before preferred stock dividends	$114,182	$90,500	$85,841
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	93,189	88,893	91,962
Amortization of:
Other regulatory assets and liabilities—net	2,666	1,613	2,583
Debt related costs	885	947	1,182
Deferred income taxes—net	13,559	4,249	12,295
Accrued/deferred pension cost	(4,199)	1,488	(1,509)
Compensation expense related to equity awards	3,547	4,827	4,329
Other non-cash charges (credits)—net	(1,892)	(1,762)	(1,535)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(49,620)	(4,505)	12,452
Gas costs and other regulatory assets/liabilities—net	(19,093)	5,127	(4,789)
Storage gas	(106,846)	1,471	(23,138)
Other prepayments	(5,188)	(14,595)	(336)
Accounts payable and other accrued liabilities, including payables to associated companies	34,387	14,654	(19,482)
Wages payable	255	(150)	337
Customer deposits and advance payments	(3,072)	(349)	15,615
Accrued taxes	260	(74)	(1,585)
Accrued interest	(16)	918	379
Other current assets	611	2,553	3,667
Other current liabilities	19,055	9,831	7,382
Deferred gas costs—net	(24,556)	(14,291)	(23,550)
Deferred assets—other	(13,872)	(5,210)	(511)
Deferred liabilities—other	(4,871)	(5,261)	1,284
Other—net	850	(924)	(16)

Net Cash Provided by Operating Activities	50,221	179,950	162,857

FINANCING ACTIVITIES
Long-term debt issued	63,285	1,446	77,692
Long-term debt retired	(20,117)	(15)	(75,136)
Debt issuance costs	–	(16)	(796)
Notes payable issued (retired)—net	108,965	49,273	62,366
Dividends on common stock and preferred stock	(69,711)	(68,138)	(66,658)
Other financing activities—net	513	681	(757)

Net Cash Provided by (Used in) Financing Activities	82,935	(16,769)	(3,289)

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(133,633)	(162,049)	(156,357)
Other investing activities—net	–	(1,061)	(2,179)

Net Cash Used in Investing Activities	(133,633)	(163,110)	(158,536)

INCREASE IN CASH AND CASH EQUIVALENTS	(477)	71	1,032
Cash and Cash Equivalents at Beginning of Year	4,157	4,086	3,054

Cash and Cash Equivalents at End of Year	$3,680	$4,157	$4,086

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$59,108	$56,619	$42,803
Interest paid	$45,449	$43,829	$42,937
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	–	–	2,692
Capital expenditures included in accounts payable and other accrued liabilities	$(7,532)	$(1,007)	$(702)

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Capitalization
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands, except shares)	2008		2007

Common Shareholder’s Equity
Common stock, $1 par value, 80,000,000 shares authorized, 46,479,536 shares issued	$46,479		$46,479
Paid-in capital	467,761		463,540
Retained earnings	422,560		378,563
Accumulated other comprehensive loss, net of taxes	(1,751)		(3,192)

Total Common Shareholder’s Equity	935,049	59.7%	885,390	57.9%

Preferred Stock
Washington Gas Light Company, without par value, 1,500,000 shares authorized—issued and outstanding:
$4.80 series, 150,000 shares	15,000		15,000
$4.25 series, 70,600 shares	7,173		7,173
$5.00 series, 60,000 shares	6,000		6,000

Total Preferred Stock	28,173	1.8%	28,173	1.8%

Long-Term Debt
Washington Gas Light Company Unsecured Medium-Term Notes
Due fiscal year 2008, 6.51% to 6.61%	–		20,100
Due fiscal year 2009, 5.49% to 6.92%	75,000		75,000
Due fiscal year 2010, 3.61%	50,000		–
Due fiscal year 2010, 7.50% to 7.70%	24,000		24,000
Due fiscal year 2011, 6.64%	30,000		30,000
Due fiscal year 2012, 5.90% to 6.05%	77,000		77,000
Due fiscal year 2014, 4.88% to 5.17%	67,000		67,000
Due fiscal year 2015, 4.83%	20,000		20,000
Due fiscal year 2016, 5.17%	25,000		25,000
Due fiscal year 2023, 6.65%	20,000		20,000
Due fiscal year 2025, 5.44%	40,500		40,500
Due fiscal year 2027, 6.40% to 6.82%	125,000		125,000
Due fiscal year 2028, 6.57% to 6.85%	52,000		52,000
Due fiscal year 2030, 7.50%	8,500		8,500
Due fiscal year 2036, 5.70% to 5.78%	50,000		50,000

Total Unsecured Medium Term-Notes	664,000		634,100
Other long-term debt	14,791		1,522
Unamortized discount	(46)		(49)
Less—current maturities	75,000		20,100

Total Long-Term Debt	603,745	38.5%	615,473	40.3%

Total Capitalization	$1,566,967	100.0%	$1,529,036	100.0%

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Common Shareholder’s Equity
and Comprehensive Income
Part II
Item 8. Financial Statements and Supplementary Data (continued)

					Accumulated
					Other
					Comprehensive
	Common Stock Issued		Paid-In	Retained	Loss, Net of
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Taxes	Total

Balance at September 30, 2005	46,479,536	$46,479	$455,336	$337,715	$(3,773)	$835,757
Net income	–	–	–	85,841	–	85,841
Minimum pension liability adjustment, net of taxes	–	–	–	–	(856)	(856)

Comprehensive income						84,985
Stock-based compensation(a)	–	–	3,571	–	–	3,571
Dividends declared:
Common stock	–	–	–	(65,640)	–	(65,640)
Preferred stock	–	–	–	(1,320)	–	(1,320)

Balance at September 30, 2006	46,479,536	46,479	458,907	356,596	(4,629)	857,353
Net Income	–	–	–	90,500	–	90,500
Minimum pension liability adjustment, net of taxes	–	–	–	–	1,230	1,230

Comprehensive income						91,730
Impact of initially applying SFAS No. 158, net of taxes	–	–	–	–	207	207
Stock-based compensation(a)	–	–	4,633	–	–	4,633
Dividends declared:
Common stock	–	–	–	(67,213)	–	(67,213)
Preferred stock	–	–	–	(1,320)	–	(1,320)

Balance at September 30, 2007	46,479,536	46,479	463,540	378,563	(3,192)	885,390
Net Income	–	–	–	114,182	–	114,182
Post-retirement benefits adjustment, net of taxes	–	–	–	–	1,441	1,441

Comprehensive income						115,623
Stock-based compensation(a)	–	–	4,221	–	–	4,221
Dividends declared:
Common stock	–	–	–	(68,865)	–	(68,865)
Preferred stock	–	–	–	(1,320)	–	(1,320)

Balance at September 30, 2008	46,479,536	$46,479	$467,761	$422,560	$(1,751)	$935,049

(a)	Stock-based compensation is based on the stock awards of WGL Holdings that are allocated to Washington Gas Light Company for its pro-rata share.

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

Washington Gas is a regulated public utility that sells and delivers natural gas to over one million customers primarily in the District of Columbia, and the surrounding metropolitan areas in Maryland and Virginia. Deliveries to firm residential and commercial customers accounted for 78.0 percent of the total therms delivered to customers by Washington Gas in fiscal year 2008. Deliveries to interruptible customers accounted for 16.3 percent and deliveries to customers who use natural gas to generate electricity accounted for 5.7 percent. These amounts do not include deliveries related to Washington Gas’s asset optimization program discussed further below. Washington Gas does not depend on any one customer or group of customers to derive income. Hampshire operates an underground natural gas storage facility that provides services exclusively to Washington Gas. Hampshire is regulated under a cost of service tariff by the Federal Energy Regulatory Commission (FERC). Both Washington Gas and Hampshire comprise our regulated utility segment.

The retail energy-marketing segment consists of the operations of WGEServices which competes with regulated utilities and other unregulated third-party marketers to sell natural gas and electricity directly to residential, commercial and industrial customers with the objective of earning a profit through competitive pricing. WGEServices does not currently own or operate any natural gas or electric generation, production, transmission or distribution assets. The commodities that WGEServices sells are delivered to retail customers through assets owned by regulated utilities. Washington Gas delivers the majority of natural gas sold by WGEServices, and unaffiliated electric utilities deliver all of the electricity sold. At September 30, 2008, WGEServices served approximately 133,300 residential, commercial and industrial natural gas customers and 61,800 residential, commercial and industrial electricity customers located in Maryland, Virginia, Delaware and the District of Columbia. WGEServices does not depend on any one customer or group of customers to derive income.

The design-build energy systems segment comprises WGESystems, which provides design-build energy efficient and sustainable solutions to government and commercial clients under construction contracts. Previously, this segment was referred to as the “heating, ventilating and air conditioning (HVAC)” segment; however, the title “design-build energy systems” more accurately reflects the evolving business activities of this segment. The structure of this segment has not changed from prior years and no amounts have been restated as a result of this title change. Refer to Note 16—Operating Segment Reporting for a further discussion of our segments.

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
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (comprised principally of utility plant) is stated at original cost, including labor, materials, taxes and overhead costs incurred during the construction period. The cost of utility and other plant of Washington Gas includes an allowance for funds used during construction (AFUDC) that is calculated under a formula prescribed by our regulators. Washington Gas capitalizes AFUDC as a component of construction overhead. The before-tax rates for AFUDC for fiscal years 2008, 2007 and 2006 were 5.46 percent, 6.27 percent and 5.54 percent, respectively. Washington Gas capitalized AFUDC of $999,000 and $869,000 during the fiscal years ended September 30, 2008 and 2007, respectively. Capitalized AFUDC for fiscal year 2006 was $680,000, excluding an offset of $38,000 related to adjustments to AFUDC for capital items or projects that were discontinued and expensed.

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

Washington Gas charges maintenance and repairs to operating expenses, except those charges applicable to transportation and power-operated equipment, which it allocates to operating expenses, construction and other accounts based on the use of the equipment. Washington Gas capitalizes betterments and renewal costs, and calculates depreciation applicable to its utility gas plant in service primarily using a straight-line method over the estimated remaining life of the plant. The composite depreciation and amortization rate of the regulated utility segment was 3.23 percent during fiscal year 2008, and 3.19 percent and 3.44 percent during fiscal years 2007 and 2006, respectively. In accordance with regulatory requirements, such rates include a component related to asset removal costs for Washington Gas. Washington Gas periodically reviews the adequacy of its depreciation rates by considering estimated remaining lives and other factors. Refer to Note 14—Commitments and Contingencies for a discussion of depreciation-related contingencies.

At both September 30, 2008 and 2007, 99.8 percent of WGL Holdings’ consolidated original cost of property, plant and equipment was related to the regulated utility segment as shown below.

Property, Plant and Equipment at Original Cost

At September 30,	2008		2007

(In millions)	Dollars	%	Dollars	%

Regulated utility segment
Distribution, transmission and storage	$2,791.2	87.7	$2,689.2	87.5
General, miscellaneous and intangibles	314.1	9.9	296.7	9.7
Construction work in progress (CWIP)	71.8	2.2	80.2	2.6

Total regulated utility segment	3,177.1	99.8	3,066.1	99.8
Unregulated segments	7.1	0.2	6.8	0.2

Total	$3,184.2	100.0	$3,072.9	100.0

     OPERATING LEASES

We have classified the lease of our corporate headquarters as an operating lease. We amortize to rent expense the total of all scheduled lease payments (including lease payment escalations) and tenant allowances on a straight-line basis over the term of the lease. For this purpose, the lease term began on the date when the lessor commenced constructing the leasehold improvements which allowed us to occupy our corporate headquarters. Leasehold improvement costs are classified as “Property, Plant and Equipment” on the Balance Sheets, and are being amortized to depreciation and amortization expense on a straight-line basis over the term of the 15-year non-cancelable period of the lease. Refer to Note 14—Commitments and Contingencies for financial data for all of our operating leases.

     REGULATED OPERATIONS

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
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Effective January 1, 2008, Washington Gas revised its regulatory practice associated with the treatment of certain indirect overhead costs related to its construction activities for its fixed assets. The new treatment will be applicable to the determination of the revenue required to recover such costs in accordance with SFAS No. 71 for all subsequent periods and has been adopted for all jurisdictions. The revision consists of measuring internal labor costs that are spent on the administration of the construction program and including these costs in the overhead rates that are allocated to its constructed assets. This new treatment is in accordance with regulatory rules applicable to fixed asset accounting and is common practice within the public utility industry. The result of this treatment on the fiscal year ended September 30, 2008 was to capitalize $1.1 million (pre-tax) of related labor costs, including benefits and payroll taxes.

At September 30, 2008 and 2007, we had recorded the following regulatory assets and liabilities on its balance sheets. These assets and liabilities will be recognized as revenues and expenses in future periods as they are reflected in customers’ rates.

Regulatory Assets and Liabilities

	Regulatory		Regulatory
(In millions)	Assets		Liabilities

At September 30,	2008	2007	2008	2007

Current:
Gas costs due from/to customers	$19.2	$13.2	$7.4	$8.0
Interruptible sharing	5.3	0.3	–	6.4
Earnings sharing mechanism (ESM)(a)(b)	–	–	4.8	–
Weather Normalization Adjustment (WNA) billing mechanism(b)	2.0	–	–	–
Revenues Normalization Adjustment (RNA) billing mechanism(c)	–	–	–	3.8

Total current	26.5	13.5	12.2	18.2

Deferred:
Accrued asset removal costs	–	–	306.0	285.2
Deferred gas costs	50.8	26.2	–	–
Pension and other post-retirement benefits
Other post-retirement benefit costs—trackers(d)	8.7	9.7	–	–
Deferred pension costs/income—trackers(d)	13.9	8.9	–	–
SFAS No. 158 unrecognized costs/income(e)
Pensions	52.6	7.1	–	19.0
Other post-retirement benefits	56.3	112.4	–	–
Other curtailment costs for pensions & other post-retirement benefits(f)	2.5	3.1	–	–

Total pension and other post-retirement benefits	134.0	141.2	–	19.0
Other
Income tax-related amounts due from/to customers	26.4	27.2	9.7	9.7
Losses/gains on issuance and extinguishments of debt and interest-rate derivative instruments	8.2	8.9	1.6	1.8
Deferred gain on sale of assets	–	–	3.2	3.5
Environmental response costs	2.8	2.9	–	–
Rights-of-way fees	1.1	2.4	–	–
Other costs—Business Process Outsourcing (BPO)(a)	12.6	8.1	–	–
Sabbatical leave and other similar benefits	6.1	–	–	–
Other regulatory expenses	1.2	3.1	0.5	1.8

Total other	58.4	52.6	15.0	16.8

Total deferred	243.2	220.0	321.0	321.0

Total	$269.7	$233.5	$333.2	$339.2

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

(a)	Refer to the section entitled “Performance-Based Rate Plans” under Note 14—Commitments and Contingencies for a further discussion of these amounts.
(b)	Relates to the Virginia jurisdiction.

(c)	Relates to the Maryland jurisdiction.

(d)	Relates to costs that are recoverable/refundable in the District of Columbia.

(e)	Refer to Note 11—Pension and Other Post-Retirement Benefit Plans for a further discussion of these amounts.
(f)	Represents curtailment costs related to Virginia and Maryland associated with our BPO plan. Curtailment costs related to the District of Columbia are included in “Other post-retirement benefits—trackers” and “Deferred pension costs/income—trackers”.

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

The losses or gains on the issuance and extinguishment of debt and interest-rate derivative instruments include unamortized balances from transactions executed in prior fiscal years. These transactions create gains and losses that are amortized over the remaining life of the debt as prescribed by regulatory accounting requirements.

     CASH AND CASH EQUIVALENTS

We consider all investments with original maturities of three months or less to be cash equivalents. We did not have any restrictions on our cash balances that would impact the payment of dividends by WGL Holdings or our subsidiaries as of September 30, 2008.

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

Revenue Taxes.  Revenue taxes such as gross receipts taxes, PSC fees, franchise fees and energy taxes are reported gross in operating revenues. Refer to Note 16—Operating Segment Reporting for amounts recorded related to revenue taxes.

Transportation Gas Imbalance.  Interruptible shippers and third-party marketer shippers transport gas on Washington Gas’s distribution system as part of the unbundled services that it offers. The delivered volumes of gas from third-party shippers into Washington Gas’s distribution system often do not equal the volumes delivered to those customers, resulting in transportation gas imbalances. These imbalances are usually short-term in duration, and Washington Gas monitors the activity and regularly notifies the shippers when their accounts have an imbalance. In accordance with regulatory treatment, Washington Gas does not record assets or liabilities associated with gas volumes related to these transportation imbalances but, rather, reflects the financial impact in its gas cost adjustment mechanism, thereby eliminating any profit or loss that would occur as a result of the imbalance. This regulatory treatment results in recognizing an adjustment to a regulatory asset or a regulatory liability for Washington Gas’s value of the imbalance. The regulatory treatment combines the imbalance for all marketers, including WGEServices, into a single “net” adjustment to the regulatory asset or liability. Refer to Note 17—Related Party Transactions for a further discussion of the accounting for these imbalance transactions.

Asset Optimization Program.  Washington Gas optimizes the value of its long-term natural gas transportation and storage capacity resources by entering into physical and financial transactions in the form of forwards, swaps and option contracts during periods when these resources are not being used to physically serve utility customers. Refer to “Derivative Activities” below for a

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

further discussion of the accounting for derivative transactions entered into under this program. Regulatory sharing mechanisms in all three jurisdictions allow the profit from these transactions to be shared between Washington Gas’s customers and shareholders. The customer portion does not effect earnings.

Prior to May 1, 2008, Washington Gas contracted for the management of a portion of Washington Gas’s asset optimization program with non-affiliated asset managers. These asset managers paid Washington Gas a fee to utilize the related capacity resources for their own account when they were not required to meet customer supply needs. On April 30, 2008, the last of these asset management contracts expired, and Washington Gas retained the use of all of its capacity resources to manage the asset optimization program internally with the assistance of external consultants.

As a result of optimizing Washington Gas’s storage capacity, storage gas inventory may be subject to lower of cost or market adjustments. During the fiscal year ended September 30, 2008, Washington Gas recorded a $2.5 million lower of cost or market adjustment related to its storage gas inventory, which was recorded to “Utility cost of gas.” No such adjustments were made during the fiscal years ended September 30, 2007 and 2006.

     Non-Utility Operations

Retail Energy-Marketing Segment.  WGEServices, our retail energy-marketing subsidiary, sells natural gas and electricity on an unregulated basis to residential, commercial and industrial customers both inside and outside the Washington Gas service territory. WGEServices recognizes revenue based on contractual billing amounts plus accruals for the natural gas and electricity commodities that are delivered but unbilled.

WGEServices enters into indexed or fixed-rate contracts with residential, commercial and industrial customers, for sales of natural gas and electricity. Customer contracts, which typically have terms less than 24 months, but may extend up to five years, allow WGEServices to bill customers based upon metered gas and electricity usage, measured on a cycle basis, at customer premises or based on quantities delivered to the local utility, either of which may vary by month.

WGEServices procures natural gas and electricity supply under contract structures in which it assembles the various components of supply from multiple suppliers to match its customer requirements. The cost of natural gas and electricity for these purchases is recorded using the contracted volumes and prices.

Design-Build Energy Systems Segment.  WGESystems recognizes income and expenses for all construction contracts using the percentage-of-completion method.

     RATE REFUNDS DUE TO CUSTOMERS

When Washington Gas files a request with certain regulatory commissions to modify customers’ rates, it is permitted to charge customers new rates, subject to refund, until the regulatory commission renders a final decision on the amount of the authorized change in rates. During this interim period, Washington Gas would record a provision for a rate refund based on the difference between the amount it collects in rates and the amount it expects to recover from a final regulatory decision. Similarly, Washington Gas periodically records provisions for rate refunds related to other transactions. Actual results for these regulatory contingencies are often difficult to predict and could differ significantly from the estimates reflected in the financial statements. When necessary, Washington Gas establishes a liability for an estimated refund to customers. Refer to Note 14—Commitments and Contingencies for a further discussion of regulatory matters and related contingencies.

     REACQUISITION OF LONG-TERM DEBT

Washington Gas defers gains or losses resulting from the reacquisition of long-term debt for financial reporting purposes, and amortizes them over future periods as adjustments to interest expense in accordance with established regulatory practice. For income tax purposes, Washington Gas recognizes these gains and losses when they are incurred.

     WEATHER-RELATED INSTRUMENTS

Periodically, we purchase certain weather related instruments, such as a weather insurance policy, heating degree day (HDD) derivatives, and cooling degree day (CDD) derivatives. We account for these weather related instruments in accordance with Emerging Issues Task Force (EITF) Issue No. 99-2, Accounting for Weather Derivatives. For our weather insurance policy and our HDD derivatives, benefits may be recognized to the extent actual HDDs fall above or below the contractual HDDs for each instrument. Benefits are recognized for CDD derivatives when the average temperature exceeds a contractually stated level during the contract period. Expenses for these products are amortized based on the pattern of normal temperature days over the period of the terms of the respective weather-related instruments. For the weather-related instruments of Washington Gas, the premium expense and any benefits that are derived are not considered in establishing retail rates. Washington Gas does not purchase such instruments

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

for jurisdictions in which it has received rate mechanisms that compensate it on a normal weather basis. Refer to Note 6—Derivative and Weather-Related Instruments for a further discussion of our weather-related instruments.

     CONCENTRATION OF CREDIT RISK

     Regulated Utility Segment

Washington Gas has a relatively low concentration of credit risk with respect to its customer base due to its large number of customers, none of which is singularly large as a percentage of Washington Gas’s total customer base. Although Washington Gas has credit monitoring policies and procedures which are designed to limit its exposure, it has credit risk to the extent the implementation of such controls are not effective in mitigating all of its risk. Certain wholesale suppliers that sell natural gas to both Washington Gas and WGEServices either have relatively low credit ratings or are not rated by major credit rating agencies. In the event of a supplier’s failure to deliver contracted volumes of gas, Washington Gas may need to replace those volumes at prevailing market prices, which may be higher than the original transaction prices, and pass these costs through to its sales customers under the purchased gas cost adjustment mechanisms. Additionally, Washington Gas enters into contracts with wholesale counterparties to buy and sell natural gas for the purpose of optimizing the value of its long-term capacity and storage assets, as well as for hedging natural gas costs and interest costs. In the event of a default by these counterparties, Washington Gas may be at risk for financial loss to the extent these costs are not passed through to its customers.

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

     DERIVATIVE ACTIVITIES

We enter into both physical and financial contracts for the purchase and sale of natural gas and electricity. We designate a majority of our physical contracts related to the purchase of natural gas and electricity to serve our customers as “normal purchases and normal sales;” therefore, they are not subject to the mark-to-market accounting requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The financial contracts and the portion of the physical contracts that qualify as derivative instruments and are subject to the mark-to-market accounting requirements are recorded on the balance sheet at fair value. Changes in the fair value of derivative instruments for Washington Gas that are subject to SFAS No. 71 are recorded as regulatory assets or liabilities while changes in the fair value of derivative instruments not affected by rate regulation are reflected in earnings.

As part of its asset optimization program, Washington Gas enters into derivative contracts related to the sale and purchase of natural gas at a future price to substantially lock-in operating margins that Washington Gas will ultimately realize. The derivatives used under this program may cause significant period-to-period volatility in earnings for the portion of net profits retained for shareholders; however, this volatility will not change the margins that Washington Gas will ultimately realize from these transactions. In accordance with EITF Issue No. 02-3, Issues involved in Accounting for Derivative Contracts held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3), all financially and physically settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas”. During the year ended September 30, 2008, $547.3 million of natural gas was sold, with a cost of $532.0 million, under contracts that were physically settled as part of Washington Gas’s internally managed asset optimization program. During the years ended September 30, 2007 and 2006, $213.8 million and $15.6 million, respectively, of natural gas was sold, at a cost of $201.4 million and $15.6 million, respectively, under contracts that were physically settled as part of Washington Gas’s internally managed asset optimization program.

From time to time Washington Gas also utilizes derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of Medium-Term Notes (MTNs). Gains or losses associated with these derivative

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

transactions are deferred as regulatory assets or liabilities and amortized to interest expense in accordance with regulatory accounting requirements. Refer to Note 6 — Derivative and Weather-Related Instruments for a further discussion of our derivative activities.

     INCOME TAXES

We recognize deferred income tax assets and liabilities for all temporary differences between the financial statement basis and the tax basis of assets and liabilities, including those where regulators prohibit deferred income tax treatment for ratemaking purposes of Washington Gas. Regulatory assets or liabilities, corresponding to such additional deferred income tax assets or liabilities, may be recorded to the extent recoverable from or payable to customers through the ratemaking process. Refer to the table under “Regulated Operations” above that depicts Washington Gas’s regulatory assets and liabilities associated with income taxes due from and to customers at September 30, 2008 and 2007. Amounts applicable to income taxes due from and due to customers primarily represent differences between the book and tax basis of net utility plant in service. We amortize investment tax credits as reductions to income tax expense over the estimated service lives of the related properties. Refer to Note 10—Income Taxes which provides detailed financial information related to our income taxes. Also refer to “Accounting Standards Adopted in Fiscal Year 2008”, below, for a discussion of our adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, as amended (FIN 48).

     STOCK-BASED COMPENSATION

We account for stock-based compensation expense in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) which requires us to measure and recognize stock-based compensation expense in our financial statements based on the fair value at the date of grant for our share-based awards, which include performance shares, performance units, stock options and shares issued to directors. In addition, we estimate forfeitures over the requisite service period when recognizing compensation expense; these estimates are periodically adjusted to the extent to which actual forfeitures differ from such estimates. Refer to Note 12—Stock-Based Compensation for a further discussion of the accounting for our stock-based compensation plans.

     ASSET RETIREMENT OBLIGATIONS

Washington Gas accounts for its asset retirement obligations (AROs) in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, and FIN 47, Accounting for Conditional Asset Retirement Obligations, An Interpretation of FASB Statement No. 143. Our asset retirement obligations include the costs to cut, purge and cap our natural gas distribution system, remove asbestos and plug storage wells upon their retirement. These standards require recording the estimated retirement cost over the life of the related asset by depreciating the present value of the retirement obligation, measured at the time of the asset’s acquisition, and accreting the liability until it is settled. There are timing differences between the ARO-related accretion and depreciation amounts being recorded under these FASB standards and the recognition of depreciation expense for legal asset removal costs that we are currently recovering in rates. These timing differences are recorded as a reduction to “Regulatory liabilities—Accrued asset removal costs” in accordance with SFAS No. 71. We do not have any assets that are legally restricted related to the settlement of asset retirement obligations. The current year change in “Asset retirement obligations” was primarily the result of accretion of the existing liability.

     PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions and SFAS 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit post-retirement plan as an asset or liability on its balance sheet, and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. Additionally, upon adoption companies were required to record the initial impact of SFAS No. 158 directly to accumulated other comprehensive income (loss), net of taxes. This amount represents the initial recognition in the balance sheet of unrecognized costs associated with actuarial net losses and gains, prior service costs and transition obligations which had previously been presented for disclosure purposes only.

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

Refer to Note 11—Pensions and Other Post-Retirement Benefit Plans for disclosures regarding the funded status of Washington Gas’s defined benefit post-retirement plans.

     ACCOUNTING STANDARDS ADOPTED IN FISCAL YEAR 2008

     Income Taxes

Effective October 1, 2007, we adopted FIN 48. This adoption did not have a material effect on our consolidated financial statements. FIN 48 clarifies the accounting for uncertain events related to income taxes recognized in financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, this interpretation provides guidance on the de-recognition and classification of a tax position reflected within the financial statements and the recognition of interest and penalties, accounting in interim periods, disclosure and transition.

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

As of October 1, 2007 and September 30, 2008, we did not have a liability for unrecognized tax benefits. We recognize any accrued interest associated with uncertain tax positions in interest expense and recognize any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. During the fiscal year ended September 30, 2008, we did not recognize any expense for interest or penalties on uncertain tax provisions, and did not have any amounts accrued at October 1, 2007 and September 30, 2008, respectively, for the payment of interest and penalties on uncertain tax positions.

We file consolidated Federal and District of Columbia income tax returns. State income tax returns are filed on a separate company basis in most states where we have operations and/or a requirement to file. We are no longer subject to income tax examinations by the Internal Revenue Service for years before September 30, 2005. Additionally, substantially all tax returns in major state income tax jurisdictions are closed for years before September 30, 2002.

     Other

In June 2006, the FASB ratified EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (EITF 06-2), which was effective for Washington Gas on October 1, 2007. EITF 06-2 requires entities to accrue compensation cost associated with sabbatical leave and other similar benefits over the requisite service period assuming certain conditions are met. Washington Gas implemented this standard on January 1, 2008. The costs associated with Washington Gas’s benefits that fall under EITF 06-2 are included in Washington Gas’s rates charged to its customers, as incurred; therefore, upon adoption of this standard, Washington Gas recorded a liability of $12.9 million and an

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

offsetting regulatory asset. The effect of adopting this standard was not material to our balance sheet accounts and had no effect on the income statement.

     OTHER NEWLY ISSUED ACCOUNTING STANDARDS

     Fair Value

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit assets or liabilities to be measured at fair value, and does not require any new fair value measurements. Additionally, SFAS No. 157 amends EITF 02-3 to require that any differences between the transaction price and fair value of a derivative instrument at the inception of the contract be recognized as a cumulative-effect adjustment to the opening balance of retained earnings or other appropriate components of net assets upon adoption of SFAS No. 157. SFAS No. 157 was effective for us on October 1, 2008. As a result of adoption, WGL Holdings recorded a $1.7 million cumulative-effect adjustment to increase the opening balance of retained earnings. Additionally, Washington Gas recorded a $4.7 million cumulative adjustment to the opening balance of regulatory assets, because a large portion of these differences relate to gas costs that will be recoverable from customers.

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

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. This standard was implemented in conjunction with our implementation of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure financial assets and liabilities and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. We did not early adopt SFAS No. 159 and did not elect the fair value option for any eligible assets and liabilities on our balance sheet as of October 1, 2008.

     Derivative Instruments

In April 2007, the FASB issued FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39. This FSP amends FIN 39, Offsetting of Amounts Related to Certain Contracts, to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133). Additionally, it permits a reporting entity to offset the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The guidance in this FSP was effective for us on October 1, 2008. As a result of the implementation of this standard, we will net the fair value recorded for each of our cash collateral positions against the net fair value amounts recorded for the associated derivative instruments executed under the same master netting arrangement. These balances were not material at October 1, 2008.

In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This statement requires qualitative disclosures about fair value amounts, gains and losses on derivative

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for us on January 1, 2009. We are currently evaluating the possible effect of this standard on our consolidated financial statements.

Other

In May 2008, the FASB issued SFAS No. 162 The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying the sources of accounting principles and the framework, or hierarchy, for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP. SFAS No. 162 will be effective November 15, 2008. We do not expect the adoption of SFAS No. 162 to have a material impact on our financial position or results of operations.

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

During the quarter ended June 30, 2006, we completed a plan for the disposition of American Combustion Industries, Inc. (ACI) and, on September 29, 2006, we sold all of the outstanding shares of common stock of ACI to an unrelated party. ACI was previously reported as part of our design-build energy systems business segment. ACI was reported as a discontinued operation of WGL Holdings and, accordingly, its operating results and cash flows for fiscal year 2006 has been presented separately from our continuing operations in the consolidated financial statements of WGL Holdings. The terms of the sales agreement provided for two post-closing adjustments, one in late 2006 and another in late 2007, to adjust the sales price for issues primarily related to working capital targets and to settle a “hold back” amount of the purchase price which was not conveyed at the closing in September 2006. WGL Holdings has recorded an estimate for these adjustments on its balance sheet to “Accounts receivable.” We have filed a lawsuit against the purchaser for both working capital adjustments and the “hold back” amount due. The purchaser has disputed our claim and submitted a counter claim for different issues. If the actual adjustments to the sales price differ from what we have estimated, these differences will be reflected in the results of discontinued operations in a future period. The amount recorded to “Accounts receivable” is not material to our financial statements.

For the fiscal year ended September 30, 2006, ACI’s net loss from operations of $3.5 million was presented in “Loss from discontinued operations, net of income tax benefit” on the Consolidated Statements of Income. There was no activity reported related to ACI for the fiscal years ended September 30, 2008 and 2007. For the fiscal year ended September 30, 2006, ACI’s net loss from operations included a related impairment charge of $578,000, which represents the write-down of ACI’s fixed assets to adjust the carrying value of ACI’s net assets to its approximate fair value (less estimated costs of sale) as of June 30, 2006. Additionally, “Loss from discontinued operations, net of income tax benefit” for the fiscal year ended September 30, 2006 included a loss of $3.6 million related to the sale of ACI. We did not recognize a tax benefit on either the impairment loss or the loss from the ACI sale because a valuation allowance was established against the deferred tax assets associated with these losses.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The following table summarizes selected financial information related to the operating results of discontinued operations.

Operating Results of Discontinued Operations

Years Ended
September 30,

(In thousands)	2006

Revenues(a)	$24,757

Loss before income tax benefit (including impairment charge)	$(5,053)
Loss from sale of ACI	(3,556)
Income tax benefit	1,493

Loss from discontinued operations, net of income tax benefit	$(7,116)

(a)	Includes inter-company revenues of $1.1 million for the year ended September 30, 2006.

3.	ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The tables below provide details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets for both WGL Holdings and Washington Gas.

WGL Holdings, Inc.

	September 30,

(In thousands)	2008	2007

Accounts payable—trade	$204,283	$172,947
Employee benefits and payroll accruals	22,823	21,334
Other accrued liabilities	16,017	22,580

Total	$243,123	$216,861

Washington Gas Light Company

	September 30,

(In thousands)	2008	2007

Accounts payable—trade	$131,630	$104,252
Employee benefits and payroll accruals	20,631	19,261
Other accrued liabilities	13,799	21,278

Total	$166,060	$144,791

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

4.	SHORT-TERM DEBT

WGL Holdings and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. We maintain revolving credit agreements to support our outstanding commercial paper and to permit short-term borrowing flexibility. Our policy is to maintain bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. The following is a summary of our committed credit available at September 30, 2008.

Committed Credit Available (In millions)
	WGL Holdings	Washington Gas

Expiration date—Committed credit agreements

August 3, 2012(a)(b)	$400.0	$300.0
May 27, 2009	–	75.0
May 29, 2009	–	15.0
September 19, 2009	–	10.0

Total committed credit agreements	400.0	400.0
Less: Commercial Paper	(23.0)	(231.0)
Bank loans	(17.0)	–

Net committed credit available	$360.0	$169.0

(a)	Represents our revolving credit facilities with commercial banks. Both WGL Holdings and Washington Gas have the right to request extensions, with the banks’ approval.
(b)	WGL Holdings’ revolving credit facility permits it to borrow an additional $50 million, with the banks’ approval, for a total of $450 million. Washington Gas’s revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $400 million.

At September 30, 2008 and 2007, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper and bank loans from revolving credit facilities of $271.0 million and $184.2 million, respectively, at a weighted average cost of 2.92 percent and 5.03 percent, respectively. As of September 30, 2008, WGL Holdings had $17.0 million in outstanding borrowings under its revolving credit facility. As of September 30, 2008, there were no outstanding borrowings under Washington Gas’s credit agreements.

Of the outstanding notes payable balance at September 30, 2007, $62.2 million and $122.0 million was commercial paper issued by WGL Holdings and Washington Gas, respectively. There were no outstanding borrowings under either WGL Holdings’ or Washington Gas’s credit agreements as of September 30, 2007.

Depending on the type of borrowing option chosen under our revolving credit facilities, loans may bear interest at variable rates based on the Eurodollar rate, the higher of the prime lending rate or the Fed Funds effective rate, or at a competitive rate determined through auction. WGL Holdings and Washington Gas may elect to have the principal balance of the loans outstanding at maturity continue as non-revolving term loans for a period of one year from the maturity date. An additional 0.25 percent premium shall be applied to the pricing of the non-revolving term loans. Facility fees related to these revolving credit facilities for both companies are based on the long-term debt ratings of Washington Gas. In the event the long-term debt of Washington Gas is downgraded below certain levels, WGL Holdings and Washington Gas would be required to pay higher facility fees.

Additionally, during fiscal year 2008, Washington Gas entered into three credit agreements with commercial banks that permit Washington Gas to borrow up to $100 million. Depending on the type of borrowing option chosen, loans may bear interest at variable rates based on the Eurodollar rate or the higher of the prime lending rate or the Fed Funds effective rate plus a margin, or a combination thereof. As of September 30, 2008, there were no outstanding borrowings under any of the three credit agreements.

Under the terms of our credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization can not exceed 0.65 to 1.0 (65.0 percent). At September 30, 2008, we were in compliance with this requirement. In addition, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. The failure to inform the lenders’ agent of changes in these areas deemed material in nature might constitute default under the agreements. Additionally, WGL Holdings’ or Washington Gas’s failure to pay principal or interest when due on any of its other indebtedness may be deemed a default under our credit agreements. A

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable.

5.	LONG-TERM DEBT

     FIRST MORTGAGE BONDS

The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by Washington Gas, other than a small amount of property that is expressly excluded. Washington Gas had no debt outstanding under the Mortgage at September 30, 2008 and 2007. Any FMBs that may be issued in the future will represent indebtedness of Washington Gas.

     SHELF REGISTRATION

At September 30, 2008, Washington Gas had the capacity, under a shelf registration that was declared effective by the SEC on June 8, 2006, to issue up to $300.0 million of MTNs. On June 14, 2006, Washington Gas executed a Distribution Agreement with certain financial institutions for the issuance and sale of debt securities included in the shelf registration statement. As of September 30, 2008, Washington Gas had the capacity to issue up to $250.0 million of MTNs.

     UNSECURED MEDIUM-TERM NOTES

Washington Gas issues unsecured MTNs with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance. At September 30, 2008 and 2007, the weighted average interest rate on all outstanding MTNs was 5.95 percent.

The indenture for these unsecured MTNs provides that Washington Gas will not issue any FMBs under its Mortgage without securing all MTNs with the Mortgage.

Certain of Washington Gas’s outstanding MTNs have a put option. Certain other MTNs have a make-whole call feature that pays the holder a premium based on a spread over the yield to maturity of a U.S. Treasury security having a comparable maturity, when that particular note is called by Washington Gas before its stated maturity date. With the exception of this make-whole call feature, Washington Gas is not required to pay call premiums for calling debt prior to the stated maturity date. MTN activity for the fiscal year ended September 30, 2008 is shown below. During fiscal year 2007, we did not issue or retire any MTNs.

MTN Issuances and Retirements

		Interest	Nominal
(In millions)	Principal	Rate	Maturity Date

Year Ended September 30, 2008

Issuances:
08/26/2008	$50.0	3.61%	08/26/2010	(a)

Total	$50.0

Retirements:
08/11/2008	$12.1	6.60%	08/11/2008
08/12/2008	3.0	6.61%	08/12/2008
08/18/2008	3.5	6.55%	08/18/2008
08/18/2008	1.5	6.51%	08/18/2008

Total	$20.1

(a)	Floating rate MTN at 80 basis points over the 3-month LIBOR with a call option at 100 percent of par value to redeem the MTNs on or after February 26, 2009. Interest rate resets quarterly on November, February, May, and August 26 of each year until maturity.

On October 21, 2008, Washington Gas retired $25 million of 5.49 percent MTNs.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

     LONG-TERM DEBT MATURITIES

Maturities of long-term debt for each of the next five fiscal years and thereafter as of September 30, 2008 are summarized in the following table.

Long-Term Debt Maturities(a)

(In millions)	MTNs	Other	Total

2009	$75.0	$1.1	$76.1
2010(c)	82.5	–	82.5
2011	30.0	–	30.0
2012	77.0	–	77.0
2013	–	–	–
Thereafter	399.5	–	399.5

Total (before project debt financing)	664.0	1.1	665.1
Project debt financing(b)	–	14.7	14.7

Total	664.0	15.8	679.8
Less: current maturities	75.0	1.0	76.0

Total non-current	$589.0	$14.8	$603.8

(a)	Excludes unamortized discounts of $53 thousand at September 30, 2008.
(b)	Project debt financing is anticipated to be a non-cash extinguishment. Refer to Note 14—Commitments and Contingencies for a further discussion of this construction project financing.

(c)	Assumes the exercise of a put option by the MTN debt holders of $8.5 million in 2010.

6.	DERIVATIVE AND WEATHER-RELATED INSTRUMENTS

     DERIVATIVE INSTRUMENTS

     Regulated Utility Operations

Purchase and Sale of Natural Gas.  Washington Gas enters into certain contracts related to the sale and purchase of natural gas that qualify as derivative instruments and are accounted for under SFAS No. 133. These contracts relate primarily to Washington Gas’s asset optimization program, as well as certain contracts related to the purchase of gas to serve utility customers. Washington Gas does not designate these derivatives as hedges under SFAS No. 133; therefore, any changes in fair value are recorded as a regulatory asset or liability, or through earnings. To the extent that gains and losses associated with these derivative instruments will be included in the rates charged to customers, Washington Gas defers these amounts as regulatory liabilities and assets, respectively. Gains and losses excluded from rates charged to customers are recorded to earnings. At September 30, 2008 and September 30, 2007, such derivative instruments had unrealized net fair value losses of $35.6 million and $12.3 million, respectively. The September 30, 2008 unrealized net fair value loss was comprised of $45.9 million that was recorded on the balance sheet as a derivative liability and $10.3 million that was recorded as a derivative asset. The September 30, 2007 unrealized net fair value loss was comprised of $23.2 million that was recorded on the balance sheet as a derivative liability and $10.9 million that was recorded as a derivative asset. In connection with these derivative instruments, Washington Gas recorded to income a pre-tax gain of $8.9 million, a pre-tax loss of $797,000 and a pre-tax gain of $1.9 million for the fiscal years ended September 30, 2008, 2007, and 2006, respectively. These amounts are principally reflected in “Utility cost of gas”, with amounts shared with Maryland customers reflected in “Operating revenues—utility”. Refer to Note 1—Accounting Policies for a further discussion of our derivative instruments, as well as for a discussion of our asset optimization program.

Debt Issuances.  Washington Gas utilizes derivative instruments from time to time that are designed to minimize the risk of interest-rate volatility associated with planned issuances of MTNs. There was no activity associated with these types of derivatives in fiscal year 2008 or 2007. In fiscal year 2006, Washington Gas settled three forward-starting swaps in conjunction with debt issuances during that year. Washington Gas received $589,000 associated with these settlements. These amounts were recorded as regulatory liabilities, and are being amortized in accordance with regulatory requirements.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

     Non-Utility Operations

Our non-regulated retail energy-marketing subsidiary, WGEServices, enters into contracts related to the sale and purchase of natural gas and electricity that qualify as derivative instruments that are accounted for under SFAS No. 133. These derivative instruments are recorded at fair value on our consolidated balance sheets. WGEServices does not designate these derivatives as hedges under SFAS No. 133; therefore, changes in the fair value of these various derivative instruments are reflected in the earnings of our retail energy-marketing segment. At September 30, 2008 and September 30, 2007, these derivative instruments had an unrealized net fair value loss of $3.4 million and an unrealized net fair value gain of $7.6 million, respectively. The September 30, 2008 unrealized net fair value loss was comprised of $7.6 million that was recorded on the balance sheet as a derivative asset and $11.0 million that was recorded as a derivative liability. The September 30, 2007 unrealized net fair value gain was comprised of $10.3 million that was recorded as a derivative asset and $2.7 million that was recorded as a derivative liability. In connection with these derivative instruments, WGEServices recorded a pre-tax loss of $10.2 million, a pre-tax gain of $5.6 million and a pre-tax loss of $4.5 million for the fiscal years ended September 30, 2008, 2007 and 2006, respectively. These amounts are principally recorded in “Non-utility cost of energy-related sales”.

     Consolidated Operations

The following table summarizes the balance sheet classification for all open positions on derivative instruments for both WGL Holdings and Washington Gas. The amounts for WGL Holdings include the derivatives related to WGEServices as well as Washington Gas.

Balance Sheet Classification of Open Positions on Derivative Instruments

(In millions)	WGL Holdings		Washington Gas

September 30,	2008	2007	2008	2007

Assets
Other current assets	$12.0	$14.9	$4.9	$7.7
Deferred charges and other assets—other	5.9	6.3	5.4	3.2

Total assets	$17.9	$21.2	$10.3	$10.9

Liabilities
Other current liabilities	$43.7	$20.7	$32.7	$18.1
Deferred credits—other	13.2	5.2	13.2	5.1

Total liabilities	$56.9	$25.9	$45.9	$23.2

     WEATHER-RELATED INSTRUMENTS

     Regulated Utility Operations

Washington Gas had a weather insurance policy designed to mitigate the negative financial effects of warmer-than-normal weather during the heating season in the District of Columbia. This policy had a three-year term that expired on September 30, 2008. For both the 2006-2007 and 2005-2006 winter heating seasons, Washington Gas also had a HDD derivative to provide protection against the financial effects of warmer-than-normal weather in Virginia. The HDD derivative purchased for the 2006-2007 winter heating season covered the period October 15, 2006 through April 30, 2007. The HDD derivative purchased for the 2005-2006 heating season covered the period December 18, 2005 through May 31, 2006. Effective October 1, 2007, with the implementation of a WNA in Virginia, Washington Gas no longer utilizes HDD derivatives as part of its weather protection strategy in that jurisdiction. Effective October 1, 2008, Washington Gas Purchased and sold weather derivatives to mitigate the financial effects of weather during the 2008-2009 heating season in the District of Columbia.

During the fiscal year ended September 30, 2008, Washington Gas recorded pre-tax income, net of premium costs, of $1.1 million related to its weather insurance policy. Washington Gas received a cash benefit related to this insurance policy of $4.6 million as a result of the warmer-than-normal weather experienced during fiscal year 2008. During the fiscal year ended September 30, 2007, Washington Gas recorded a pre-tax expense of $3.6 million related to both its weather insurance policy and weather derivative. Due to the colder-than-normal weather experienced during the 2006-2007 winter heating season, Washington Gas was not entitled to a payment related to this period under either its weather insurance policy or weather derivative. During the fiscal year ended September 30, 2006, Washington Gas recorded benefits, net of premium and derivative costs, of $4.7 million related to both its weather insurance policy and weather derivative. As a result of the warmer-than-normal weather in fiscal year 2006,

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas received a total cash benefit of $7.5 million related to its weather derivative and insurance policy. Benefits and expenses associated with Washington Gas’s weather-related instruments are recorded to “Operation and maintenance” expense.

     Non-Utility Operations

WGEServices utilizes weather-related derivatives for managing the financial effects of weather risks. These derivatives cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts may pay WGEServices a fixed-dollar amount for every degree day over or under specific levels during the calculation period dependent upon the type of contract executed. For the fiscal years ended September 30, 2008, 2007 and 2006, WGEServices recorded pre-tax amortization expense of $379,000, $1.7 million and $2.1 million, respectively, related to these derivatives. Benefits and expenses associated with these derivatives are recorded to “Non-utility cost of energy-related sales”.

7.	COMMON STOCK

     COMMON STOCK OUTSTANDING

Shares of common stock outstanding were 49,916,883, 49,316,211 and 48,878,499 at September 30, 2008, 2007 and 2006, respectively.

     COMMON STOCK RESERVES

At September 30, 2008, there were 3,810,822 authorized, but unissued, shares of common stock reserved under the following plans.

Common Stock Reserves
Reserve for:	Number of Shares

1999 Incentive compensation plan(a)	640,062
Omnibus incentive compensation plan(b)	1,700,000
Dividend reinvestment and common stock purchase plan	801,381
Employee savings plans	637,196
Directors’ stock compensation plan	32,183

Total common stock reserves	3,810,822

(a)	Included are shares that potentially could be issued and that would reduce the 1999 Incentive Compensation Plan shares authorized. These shares include 1,017,177 shares dedicated to stock options issued but not exercised, and 274,258 shares dedicated to performance shares granted but not vested. If stock options exercised or performance shares vested under this Plan exceed amounts in reserve, WGL Holdings would settle in cash. Effective March 1, 2007, no further awards will be granted under the 1999 Plan.

(b)	Effective March 1, 2007, WGL Holdings adopted a shareholder-approved Omnibus Incentive Compensation Plan to replace on a prospective basis the 1999 Plan.

Refer to Note 12—Stock-Based Compensation for a discussion regarding our stock-based compensation plans.

8.	PREFERRED STOCK

Washington Gas has three series of cumulative preferred stock outstanding, and each series is subject to redemption by Washington Gas. All three series have a dividend preference that prohibits Washington Gas from declaring and paying dividends on shares of its common stock unless dividends on all outstanding shares of the preferred stock have been fully paid for all past quarterly dividend periods. In addition, all outstanding shares of preferred stock have a preference as to the amounts that would be distributed

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

in the event of a liquidation or dissolution of Washington Gas. The following table presents this information, as well as call prices for each preferred stock series outstanding.

Preferred Stock
Preferred		Liquidation Preference
Series	Shares	Per Share		Call Price
Outstanding	Outstanding	Involuntary	Voluntary	Per Share
$4.80	150,000	$100	$101	$101
$4.25	70,600	$100	$105	$105
$5.00	60,000	$100	$102	$102

9. EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive (refer to Note 12—Stock-Based Compensation). The following table reflects the computation of our basic and diluted EPS for the fiscal years ended September 30, 2008, 2007 and 2006.

Basic and Diluted EPS
	Years Ended September 30,

(In thousands, except per share data)	2008	2007	2006

Basic earnings per average common share:
Income from continuing operations	$116,523	$107,900	$94,694
Loss from discontinued operations, net of income tax benefit	–	–	(7,116)

Net income applicable to common stock	$116,523	$107,900	$87,578

Average common shares outstanding—basic	49,607	49,172	48,773

Basic earnings per average common share:
Income from continuing operations	$2.35	$2.19	$1.94
Loss from discontinued operations	–	–	(0.14)

Basic earnings per average common share	$2.35	$2.19	$1.80

Diluted earnings per average common share:
Income from continuing operations	$116,523	$107,900	$94,694
Loss from discontinued operations, net of income tax benefit	–	–	(7,116)

Net income applicable to common stock	$116,523	$107,900	$87,578

Average common shares outstanding—basic	49,607	49,172	48,773
Stock-based compensation plans	305	205	132

Total average common shares outstanding—diluted	49,912	49,377	48,905

Diluted earnings per average common share:
Income from continuing operations	$2.33	$2.19	$1.94
Loss from discontinued operations	–	–	(0.15)

Diluted earnings per average common share	$2.33	$2.19	$1.79

For the fiscal year ended September 30, 2008, we did not exclude any weighted average outstanding stock options from the calculation of diluted EPS. For the fiscal years ended September 30, 2007 and 2006, we had weighted average stock options outstanding totaling 398,000 and 363,000 shares, respectively, that were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

10. INCOME TAXES

We file a consolidated federal income tax return. WGL Holdings and each of its subsidiaries also participate in a tax sharing agreement that establishes the method for allocating tax benefits from losses to various subsidiaries that are utilized on a consolidated federal income tax return. In fiscal year 2008, Washington Gas realized $1.2 million of tax savings from this tax sharing agreement that was reflected as a tax benefit on Washington Gas’s Statements of Income. The effect of this allocation of benefits to Washington Gas has no effect on our consolidated financial statements. During fiscal years 2007 and 2006, Washington Gas realized $1.5 million and $1.4 million, respectively, of tax savings as a result of this tax sharing agreement. State income tax returns are filed on a separate company basis in most states where we have operations and/or a requirement to file. For the District of Columbia, we file a consolidated return.

The tables below provide the following for WGL Holdings and Washington Gas: (i) the components of income tax expense; (ii) a reconciliation between the statutory federal income tax rate and the effective income tax rate and (iii) the components of accumulated deferred income tax assets and liabilities at September 30, 2008 and 2007. These amounts do not include income taxes associated with discontinued operations.

WGL Holdings, Inc.
Components of Income Tax Expense
	Years Ended September 30,

(In thousands)	2008	2007	2006

INCOME TAX EXPENSE
Current:
Federal	$54,683	$53,915	$44,041
State	9,840	10,252	8,501

Total current	64,523	64,167	52,542

Deferred:
Federal
Accelerated depreciation	5,574	4,529	5,136
Other	(3,823)	(3,155)	894
State
Accelerated depreciation	2,357	2,302	2,188
Other	1,755	3,190	1,449

Total deferred	5,863	6,866	9,667

Amortization of investment tax credits	(895)	(896)	(896)

Total income tax expense	$69,491	$70,137	$61,313

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

WGL Holdings, Inc.
Reconciliation Between the Statutory Federal Income Tax Rate and Effective Tax Rate
	Years Ended September 30,

(In thousands)	2008		2007		2006

Income taxes at statutory federal income tax rate	$65,567	35.00%	$62,775	35.00%	$55,064	35.00%
Increases (decreases) in income taxes resulting from:
Accelerated depreciation less amount deferred	2,032	1.08	2,422	1.35	2,769	1.76
Amortization of investment tax credits	(895)	(0.48)	(896)	(0.50)	(896)	(0.57)
Cost of removal	(176)	(0.09)	(319)	(0.18)	(318)	(0.20)
State income taxes-net of federal benefit	8,013	4.28	7,970	4.44	7,056	4.48
Medicare D subsidy	(2,109)	(1.13)	(2,060)	(1.15)	(1,842)	(1.17)
Other items-net	(2,941)	(1.57)	245	0.14	(520)	(0.33)

Total income tax expense and effective tax rate	$69,491	37.09%	$70,137	39.10%	$61,313	38.97%

WGL Holdings, Inc.
Components of Deferred Income Tax Assets (Liabilities)
	September 30,

(In thousands)	2008		2007

ACCUMULATED DEFERRED INCOME TAXES	Current	Non-current	Current	Non-current

Deferred Income Tax Assets:
Pensions and other post-retirement benefits	$–	$63,489	$–	$62,099
Uncollectible accounts	6,809	–	5,847	–
Inventory overheads	4,611	–	3,476	–
Capital gains/losses-net	1,966	–	3,005	–
Valuation allowance	(1,966)	–	(3,005)	–
Employee Compensation & benefits	4,960	22,769	7,326	15,188
Customer advances	–	4,274	–	4,288
Other	–	–	–	354

Total assets	16,380	90,532	16,649	81,929

Deferred Income Tax Liabilities:
Accelerated depreciation and other plant related items	–	281,800	–	273,799
Losses/gains on reacquired debt	–	2,496	–	2,728
Income taxes recoverable through future rates	–	72,880	–	67,588
Deferred gas costs	8,135	3,772	3,632	2,214
Other	629	1,811	831	–

Total liabilities	8,764	362,759	4,463	346,329

Net accumulated deferred income tax assets (liabilities)	$7,616	$(272,227)	$12,186	$(264,400)

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas Light Company
Components of Income Tax Expense
	Years Ended September 30,

(In thousands)	2008	2007	2006

INCOME TAX EXPENSE
Current:
Federal	$45,662	$44,942	$35,458
State	6,379	6,199	5,042

Total current	52,041	51,141	40,500

Deferred:
Federal
Accelerated depreciation	5,544	4,523	5,069
Other	2,314	(5,196)	4,689
State
Accelerated depreciation	2,357	2,302	2,188
Other	3,344	2,620	349

Total deferred	13,559	4,249	12,295

Amortization of investment tax credits	(893)	(893)	(893)

Total income tax expense	$64,707	$54,497	$51,902

Washington Gas Light Company
Reconciliation Between the Statutory Federal Income Tax Rate and Effective Tax Rate
	Years Ended September 30,
(In thousands)	2008		2007		2006
Income taxes at statutory federal income tax rate	$62,611	35.00%	$50,749	35.00%	$48,210	35.00%
Increases (decreases) in income taxes resulting from:
Accelerated depreciation less amount deferred	2,032	1.13	2,422	1.67	2,769	2.01
Amortization of investment tax credits	(893)	(0.50)	(893)	(0.62)	(893)	(0.65)
Cost of removal	(176)	(0.10)	(319)	(0.22)	(318)	(0.23)
State income taxes-net of federal benefit	7,546	4.22	6,119	4.22	5,872	4.26
Consolidated tax sharing allocation	(1,196)	(0.67)	(1,485)	(1.02)	(1,350)	(0.98)
Medicare D subsidy	(2,101)	(1.17)	(2,038)	(1.41)	(1,827)	(1.33)
Other items-net	(3,116)	(1.74)	(58)	(0.04)	(561)	(0.40)

Total income tax expense and effective tax rate	$64,707	36.17%	$54,497	37.58%	$51,902	37.68%

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas Light Company
Components of Deferred Income Tax Assets (Liabilities)
	September 30,

(In thousands)	2008		2007

ACCUMULATED DEFERRED INCOME TAXES	Current	Non-current	Current	Non-current

Deferred Income Tax Assets:
Pensions and other post-retirement benefits	$–	$63,076	$–	$61,726
Uncollectible accounts	6,248	–	5,334	–
Inventory overheads	4,610	–	3,475	–
Employee Compensation & benefits	4,934	15,917	7,270	16,119
Customer advances	–	4,274	–	4,288
Other	772	–	850	–

Total assets	16,564	83,267	16,929	82,133

Deferred Income Tax Liabilities:
Accelerated depreciation and other plant related items	–	281,926	–	274,025
Losses/gains on reacquired debt	–	2,495	–	2,728
Income taxes recoverable through future rates	–	72,609	–	67,398
Deferred gas costs	8,135	3,772	3,632	2,214
Other	–	2,283	–	391

Total liabilities	8,135	363,085	3,632	346,756

Net accumulated deferred income tax assets (liabilities)	$8,429	$(279,818)	$13,297	$(264,623)

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

On September 29, 2008, Washington Gas announced changes to post-retirement medical benefits to increase the sharing of costs with retirees who elect medical coverage. This amendment reduced Washington Gas’s post-retirement benefit obligation by $43.8 million at September 30, 2008, and will be effective January 1, 2010.

Certain of our subsidiaries offer defined-contribution savings plans to all eligible employees. These plans allow participants to defer on a pre-tax or after-tax basis, a portion of their salaries for investment in various alternatives. We make matching contributions to the amounts contributed by employees in accordance with the specific plan provisions. These contributions to the plans were $3.0 million, $2.9 million and $3.3 million during fiscal years 2008, 2007 and 2006, respectively.

Washington Gas adopted SFAS No. 158 prospectively effective September 30, 2007. Almost all costs associated with Washington Gas’s defined benefit post-retirement plans have historically been, and will continue to be, recovered through Washington Gas’s rates. Therefore, following the guidance in SFAS No. 71, upon adoption of SFAS No. 158, Washington Gas established a regulatory asset/liability for the majority of the unrecognized costs/income associated with its defined benefit post-retirement plans. To the extent these amounts are not recovered through Washington Gas’s rates they were recorded directly to “Accumulated other comprehensive loss, net of taxes.” SFAS No. 158 did not change the determination of pension and other post-

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

retirement costs under SFAS No. 87, and SFAS No. 106. Refer to Note 1—Accounting Policies for further discussion of the implementation of this standard.

Washington Gas uses a measurement date of September 30 for its pension, and retiree healthcare and life insurance benefit plans. The following table provides certain information about Washington Gas’s post-retirement benefits:

Post-Retirement Benefits
			Health and Life
(In millions)	Pension Benefits		Benefits

Year Ended September 30,	2008	2007	2008	2007

Change in projected benefit obligation
Benefit obligation at beginning of year	$680.3	$697.4	$426.6	$448.4
Service cost	9.8	11.9	8.8	10.6
Interest cost	39.7	39.0	25.0	25.2
Curtailment gain	–	(9.5)	–	(10.5)
Change in plan benefits	–	–	(43.8)	–
Actuarial gain	(99.3)	(19.1)	(52.2)	(29.6)
Retiree contributions	–	–	1.0	0.9
Medicare part D reimbursements	–	–	1.3	1.1
Benefits paid	(40.0)	(39.4)	(22.8)	(19.5)

Projected benefit obligation at end of year	$590.5	$680.3	$343.9	$426.6

Change in plan assets
Fair value of plan assets at beginning of year	$740.7	$699.9	$258.1	$220.3
Actual return on plan assets	(114.4)	81.7	(22.1)	22.6
Company contributions	1.9	1.4	26.3	32.7
Retiree contributions	–	–	1.1	0.9
Medicare part D reimbursements	–	–	1.3	1.1
Expenses	–	(2.9)	–	–
Benefits paid	(40.0)	(39.4)	(22.8)	(19.5)

Fair value of plan assets at end of year	$588.2	$740.7	$241.9	$258.1

Funded status at end of year	$(2.3)	$60.4	$(102.0)	$(168.5)

Total amounts recognized on balance sheet
Prepaid benefit cost	$24.7	$90.0	$–	$–
Current liability	(1.5)	(1.5)	–	–
Accrued benefit liability	(25.5)	(28.1)	(102.0)	(168.5)

Total recognized	$(2.3)	$60.4	$(102.0)	$(168.5)

The Projected Benefit Obligation (PBO) and Accumulated Benefit Obligation (ABO) for the qualified pension plan was $563.6 million and $525.7 million, respectively, as of September 30, 2008, and $650.7 million and $606.6 million, respectively, at September 30, 2007. The PBO and ABO for the non-funded SERP was $26.9 million and $23.8 million, respectively, as of September 30, 2008, and $29.6 million and $26.3 million, respectively, as of September 30, 2007. The SERP, included in pension benefits in the table above, has no assets.

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
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The following table provides amounts recorded to regulatory assets, regulatory liabilities and accumulated other comprehensive loss at September 30, 2008 and 2007:

Unrecognized Costs/Income Recorded on the Balance Sheet
(In millions)	Pension Benefits		Health and Life Benefits

Year Ended September 30,	2008	2007	2008	2007

Unrecognized actuarial net (gain)/loss	$49.4	$(17.6)	$122.6	$143.3
Unrecognized prior service cost (credit)	5.4	7.1	(43.4)	–
Unrecognized transition obligation	–	–	5.4	7.0

Total	$54.8	$(10.5)	$84.6	$150.3

Regulatory asset	$52.6	$7.1	$56.3	$112.4
Regulatory liability	–	(19.0)	–	–
Deferred income tax benefit	–	–	25.7	33.4
Accumulated other comprehensive loss (pre-tax)(a)	2.2	1.4	2.6	4.5

Total	$54.8	$(10.5)	$84.6	$150.3

(a)	The total amount of accumulated other comprehensive loss recorded on our balance sheets at September 30, 2008 and 2007 is net of an income tax benefit of $3.0 million and $2.7 million, respectively.

The following table provides amounts that are included in regulatory assets/liabilities and accumulated other comprehensive loss associated with our unrecognized pension and other post-retirement benefit costs that were recognized as components of net periodic benefit cost during fiscal year 2008.

Amounts Recognized During Fiscal Year 2008
	Regulatory assets/liabilities		Accumulated other comprehensive loss

		Health and		Health and
(In millions)	Pension Benefits	Life Benefits	Pension Benefits	Life Benefits

Actuarial net loss	$0.8	$7.7	$0.2	$0.2
Prior service cost	1.7	–	–	–
Transition obligation	–	1.0	–	0.2

Total	$2.5	$8.7	$0.2	$0.4

The following table provides amounts that are included in regulatory assets/liabilities and accumulated other comprehensive loss associated with our unrecognized pension and other post-retirement benefit costs that will be recognized as components of net periodic benefit cost during fiscal year 2009.

Amounts to be Recognized During Fiscal Year 2009
	Regulatory assets/liabilities		Accumulated other comprehensive loss

		Health and		Health and
(In millions)	Pension Benefits	Life Benefits	Pension Benefits	Life Benefits

Actuarial net loss	$0.3	$4.8	$0.1	$0.1
Prior service cost (credit)	1.7	(4.0)	–	–
Transition obligation	–	1.0	–	0.2

Total	$2.0	$1.8	$0.1	$0.3

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Realized and unrealized gains and losses for assets under Washington Gas’s post-retirement benefit plans are spread over a period of five years. Each year, 20 percent of the prior five years’ asset gains and losses are recognized. The market-related value of assets is equal to the market value of assets less the following percentages of prior years’ realized and unrealized gains and losses on equities: 80 percent of the prior year, 60 percent of the second prior year, 40 percent of the third prior year and 20 percent of the fourth prior year.

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

The asset allocations for the qualified pension plan and healthcare and life insurance benefit trusts as of September 30, 2008 and 2007, and the weighted average target asset allocations as of September 30, 2008, by asset category, are as follows:

Post-Retirement Investment Allocations

	Pension Benefits			Health and Life Benefits

	Target	Actual		Target	Actual
	Allocation	Allocation		Allocation	Allocation

September 30,	2008	2008	2007	2008	2008	2007

Asset Category
Equity(a)	60%	57%	60%	50%	44%	51%
Debt	35%	38%	36%	50%	56%	49%
Real Estate	5%	5%	4%	–	–	–

Total	100%	100%	100%	100%	100%	100%

(a)	None of WGL Holdings’ common stock is included in these plans.

Expected benefit payments, including benefits attributable to estimated future employee service, which are expected to be paid over the next ten years are as follows:

Expected Benefit Payments

	Pension	Health and Life
(In millions)	Benefits	Benefits

2009	$42.0	$21.8
2010	42.2	22.0
2011	43.0	23.2
2012	44.1	24.8
2013	45.4	26.2
2014–2018	244.1	148.7

During fiscal year 2009, Washington Gas does not expect to make any contributions related to its qualified pension plan. Washington Gas expects to make payments totaling $1.8 million in fiscal year 2009 on behalf of participants in its non-funded SERP. Washington Gas expects to contribute $14.4 million to its health and life insurance benefit plans during fiscal year 2009.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The components of the net periodic benefit costs (income) for fiscal years 2008, 2007 and 2006 related to pension and other postretirement benefits were as follows:

Components of Net Periodic Benefit Costs (Income)
(In millions)	Pension Benefits			Health and Life Benefits

Year Ended September 30,	2008	2007	2006	2008	2007	2006

Components of net periodic benefit costs (income)
Service cost	$9.8	$11.9	$10.5	$8.8	$10.6	$10.2
Interest cost	39.7	39.0	37.2	25.0	25.2	21.8
Expected return on plan assets	(52.9)	(50.7)	(50.6)	(17.4)	(15.4)	(14.3)
Recognized prior service cost	1.7	2.3	2.3	–	–	–
Recognized actuarial loss	1.0	3.7	3.3	7.9	11.5	10.3
Amortization of transition obligation	–	–	–	1.2	1.5	1.5
Curtailment loss	–	2.4	–	–	1.6	–

Net periodic benefit cost (income)	(0.7)	8.6	2.7	25.5	35.0	29.5

Amount allocated to construction projects	0.4	(0.4)	–	(3.4)	(4.2)	(3.8)
Amount deferred as regulatory asset (liability)-net	(3.5)	(4.7)	(4.1)	1.5	0.3	(0.7)

Amount charged (credited) to expense	$(3.8)	$3.5	$(1.4)	$23.6	$31.1	$25.0

The “Curtailment loss” relates to our BPO plan and the table above excludes certain adjustments to capitalize and amortize these amounts. Amounts included in the line item “Amount deferred as regulatory asset/liability-net,” represent the difference between the cost of the applicable pension benefits and the health and life benefits and the amount that Washington Gas is permitted to recover in rates that it charges to customers in the District of Columbia.

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

Medicare Subsidy Receipts

Health and Life
(In millions)	Benefits

2009	$1.4
2010	1.6
2011	1.7
2012	2.0
2013	2.2
2014–2018	13.4

The weighted average assumptions used to determine net periodic benefit obligations and net periodic benefit costs were as follows:

Net Periodic Benefit Obligations Assumptions
			Health and Life
	Pension Benefits		Benefits

Years Ended September 30,	2008	2007	2008	2007

Discount rate(a)	7.50%	6.00%	7.50%	6.00%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

(a)	The increase in the discount rate from September 30, 2008 compared to 2007 primarily reflects the increase in long-term interest rates primarily due to the tightening of the credit markets in fiscal year 2008.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Net Periodic Benefit Cost Assumptions
				Health and Life
	Pension Benefits			Benefits

Years Ended September 30,	2008	2007	2006	2008	2007	2006

Discount rate	6.00%	5.75%	5.50%	6.00%	5.75%	5.50%
Expected long-term return on plan assets(a)	8.25%	8.25%	8.25%	7.25%	7.25%	7.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

(a)	For health and life benefits, the expected returns for certain funds may be lower due to certain portions of income that are subject to taxes.

Washington Gas determines the expected long-term rate of return by averaging the expected earnings for the target asset portfolio. In developing the expected rate of return assumption, Washington Gas evaluates an analysis of historical actual performance and long-term return projections, which gives consideration to our asset mix and anticipated length of obligation of our plan.

Washington Gas assumed the healthcare cost trend rates related to the accumulated post-retirement benefit obligation for Medicare and non-Medicare eligible retirees to be 10.00 percent for fiscal year 2008 and 10.96 percent and 9.25 percent, respectively, for fiscal year 2007. Washington Gas expects these rates to decrease gradually to 5.00 percent in 2013 and remain at those levels thereafter.

The assumed healthcare trend rate has a significant effect on the amounts reported for the healthcare plans. A one percentage-point change in the assumed healthcare trend rate would have the following effects:

Healthcare Trends
	One	One
	Percentage-Point	Percentage-Point
(In millions)	Increase	Decrease

Increase (decrease) total service and interest cost components	$6.1	$(4.8)
Increase (decrease) post-retirement benefit obligation	$42.3	$(35.1)

     REGULATORY MATTERS

A significant portion of the estimated pension and post-retirement medical and life insurance benefits apply to our regulated activities. Each regulatory commission having jurisdiction over Washington Gas requires it to fund amounts reflected in rates for post-retirement medical and life insurance benefits into irrevocable trusts. The expected pre-tax long-term rate of return on the assets in the trusts was 7.25 percent for fiscal years 2008, 2007 and 2006. Washington Gas assumes a 41.5 percent income tax rate to compute taxes on the taxable portion of the income in the trusts.

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

Virginia Jurisdiction

On September 28, 1995, the Virginia State Corporation Commission (SCC of VA) issued a generic order that allowed Washington Gas to recover most costs determined under GAAP for post-retirement medical and life insurance benefits in rates over twenty years. The SCC of VA, however, set a forty-year recovery period of the transition obligation. As prescribed by GAAP, Washington Gas amortizes these costs over a twenty-year period. With the exception of the transition obligation, the SCC of VA has approved a level of rates sufficient to recover annual costs for all pension and other post-retirement medical and life insurance benefit costs determined under GAAP.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Maryland Jurisdiction

The Public Service Commission of Maryland (PSC of MD) has not rendered a decision that specifically addresses recovery of post-retirement medical and life insurance benefit costs determined in accordance with GAAP. However, the PSC of MD has approved a level of rates sufficient to recover these costs and pension costs as determined under GAAP.

12.	STOCK-BASED COMPENSATION

     STOCK-BASED COMPENSATION FOR KEY EMPLOYEES

We have share-based awards outstanding in the form of stock options, performance shares and performance units. We have issued stock options and performance shares under our shareholder-approved 1999 Incentive Compensation Plan, as amended and restated (1999 Plan). The 1999 Plan allows WGL Holdings to issue up to 2,000,000 shares of common stock to persons designated by the Human Resources Committee of the Board of Directors, including officers and key employees. Effective March 1, 2007, WGL Holdings adopted a shareholder-approved Omnibus Incentive Compensation Plan (Omnibus Plan). The Omnibus Plan was adopted to replace, on a prospective basis, the 1999 Plan. The Omnibus Plan provides similar benefits as provided under the 1999 Plan. Stock options, stock appreciation rights, restricted stock, deferred stock, stock granted as a bonus in lieu of other awards, dividend equivalents, other stock-based awards and cash awards may be granted under the Omnibus Plan. The Omnibus Plan allows WGL Holdings to issue up to 1,700,000 shares of common stock, subject to adjustment as provided by the plan, to persons designated by the Human Resources Committee of the Board of Directors, including officers and key employees. Refer to Note 7 — Common Stock for amounts remaining to be issued under these plans.

During the fiscal year ended September 30, 2008, we granted Performance Shares and Performance Units under the Omnibus Plan; however, we did not issue any stock options. As of September 30, 2008, there are prior years’ stock option grants outstanding with an exercise price at the market value of our common stock on the date of the grant.

For both performance shares and performance units, we impose performance goals based on certain market conditions, which if unattained, may result in no performance shares or units being earned for the applicable performance period. These performance awards generally vest over three years from the date of grant. The actual number of performance shares and units that may be earned varies based on the total shareholder return of WGL Holdings relative to a selected peer group of companies over the three year performance period. Any performance shares that are earned will be paid in shares of common stock of WGL Holdings. Any performance units that may be earned pursuant to terms of the grant will be paid in cash and are valued at $1.00 per performance unit. Our stock options generally have a vesting period of three years, and expire ten years from the date of the grant. Performance units, performance shares and stock option awards provide for accelerated vesting upon change in control. Additionally, stock options provide for accelerated vesting upon retirement, death or disability. We generally issue new shares of common stock in order to satisfy stock issuances related to performance shares and stock options; however, we may, from time to time, repurchase shares of our common stock on the open market in order to satisfy these issuances. Both performance shares and stock options are accounted for as equity awards, and Performance Units are accounted for as liability awards as they will settle in cash.

For the year ended September 30, 2008, we recognized stock-based compensation expense related to our performance shares, performance units and stock options of $4.6 million, along with related income tax benefits of $1.8 million. For the years ended September 30, 2007 and 2006, we recognized stock-based compensation expenses related to our performance shares and stock options of $5.0 million and $4.4 million, respectively, along with related income tax benefits of $2.0 million and $1.8 million, respectively.

As of September 30, 2008, there was $5.2 million of total unrecognized compensation expense related to share-based awards granted. Performance shares, performance units and stock options comprised $3.1 million, $1.8 million and $311,000 of total unrecognized compensation expense, respectively. The total unrecognized compensation expense is expected to be recognized over a weighted average period of 1.7 years, which comprises 1.7 years, two years and one year for performance shares, performance units and stock options, respectively. During both the fiscal years ended September 30, 2008 and 2006, we paid $1.1 million and $1.0 million, respectively, for income taxes withheld in connection with the settlement of share-based awards. During fiscal year 2007, there were no cash payments in connection with the settlement of our share-based awards.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

     Performance Shares

The following table summarizes information regarding performance share activity during the fiscal year ended September 30, 2008.

Performance Share Activity
	Year Ended
	September 30, 2008

		Weighted
		Average
	Number of	Grant-Date
	Shares(a)	Fair Value

Non-vested and outstanding, beginning of year	288,087	$30.57
Granted	100,905	$34.01
Vested	(94,779)	$29.62
Cancelled/forfeited	(19,955)	$31.97

Non-vested and outstanding, end of year	274,258	$32.06

(a)	The number of common shares issued related to performance shares may range from zero to 200 percent of the number of shares shown in the table above based on our achievement of performance goals for total shareholder return relative to a selected peer group of companies.

The total intrinsic value of performance shares vested during the years ended September 30, 2008 and 2006 was $3.2 million and $2.6 million, respectively. No common shares were issued related to performance shares that vested in fiscal year 2007. Performance shares non-vested and outstanding at September 30, 2008 had a weighted average remaining contractual term of one year.

We measure compensation expense related to performance shares based on the fair value of these awards at their date of grant. Compensation expense for performance shares is recognized for awards that ultimately vest, and is not adjusted based on the actual achievement of performance goals. We estimated the fair value of performance shares on the date of grant using a Monte Carlo simulation model based on the following assumptions:

Fair Value Assumptions

Years Ended September 30,	2008	2007	2006

Expected stock-price volatility	17.7%	15.7%	17.6%
Dividend yield	4.0%	4.3%	4.1%
Risk-free interest rate	4.0%	4.6%	4.2%
Weighted average fair value of performance shares granted during the year	$34.01	$29.68	$32.62

Expected stock-price volatility is based on the daily historical volatility of our common shares for the past three fiscal years. The dividend yield represents our annualized dividend yield on the closing market price of our common stock at the date of the grant. The risk-free interest rate is based on the zero-coupon U.S. Treasury bond, with a term equal to the remaining contractual term of the performance units.

     Performance Units

Our performance units are liability awards as they settle in cash; therefore, we measure and record compensation expense for these awards based on their fair value at the end of each period until their vesting date. This may cause fluctuations in earnings that do not exist under the accounting requirements for both our stock options and performance shares.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The following table summarizes information regarding performance unit activity during the fiscal year ended September 30, 2008.

Performance Unit Activity
Year Ended
September 30, 2008

Number of Units

Non-vested and outstanding, beginning of year	–
Granted	3,419,656
Vested	–
Cancelled/forfeited	(201,076)

Non-vested and outstanding, end of year	3,218,580

The weighted average fair value of our performance units outstanding at September 30, 2008 was $2.7 million. As of September 30, 2008, we had recorded a liability of $898,000 related to our performance units. This liability is recorded in “Deferred credits — other”.

We estimated the fair value of performance units using a Monte Carlo simulation model. The following table provides the year-end assumptions used to value our performance units:

Fair Value Assumptions

September 30,	2008

Expected stock-price volatility	23.6%
Risk free interest rate	1.8%

Expected stock-price volatility is based on the daily historical volatility of our common shares for a period equal to the remaining term of the performance units. The risk-free interest rate is based on the zero-coupon U.S. Treasury bond, with a term equal to the remaining contractual term of the performance units.

     Stock Options

The following table summarizes information regarding stock option activity during the fiscal year ended September 30, 2008.

Stock Option Activity

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic Value
	Options	Price	Term (In years)	(In thousands)

Outstanding at September 30, 2007	1,542,140	$29.28	7.20	$7,105
Granted	–	–
Exercised	(524,963)	26.79
Cancelled/forfeited	–	–

Outstanding at September 30, 2008	1,017,177	30.57	6.87	$1,913

Exercisable at September 30, 2008	333,226	28.34	5.62	$1,369

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

We received $14.1 million, $11.7 million, and $2.9 million related to the exercise of stock options during the years ended September 30, 2008, 2007, and 2006, respectively. The actual tax benefits realized for the fiscal years ended September 30, 2008, 2007 and 2006 were $1.8 million, $962,000 and $274,000, respectively.

We measured compensation expense related to stock options based on the fair value of these awards at their date of grant. Compensation expense for stock options is recognized for awards that ultimately vest. We estimated the fair value of stock options on the date of the grant using the Black-Scholes option-pricing model based on the following assumptions:

Fair Value Assumptions(a)

Years Ended September 30,	2007	2006

Expected stock-price volatility	19.8%	22.1%
Dividend yield	4.3%	4.1%
Risk-free interest rate	4.6%	4.3%
Expected option term	5.9 years	6.5 years
Weighted average fair value of stock options granted during the year	$4.78	$5.51

(a)	There were no stock options granted in fiscal year 2008.

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

     STOCK GRANTS TO DIRECTORS

Non-employee directors receive a portion of their annual retainer fee in the form of common stock through the Directors’ Stock Compensation Plan. Up to 120,000 shares of common stock may be awarded under the plan. Shares granted to directors totaled 12,600 for both fiscal years 2008 and 2007, and 8,400 for fiscal year 2006. For those years, the fair value of the stock on the grant dates was $32.55, $32.72, and $30.55, respectively. Shares awarded to the participants: (i) vest immediately and cannot be forfeited, (ii) may be sold or transferred and (iii) have voting and dividend rights. For the years ended September 30, 2008, 2007 and 2006, WGL Holdings recognized stock-based compensation expense related to these stock grants of $410,000, $412,000 and $257,000, respectively, along with related income tax benefits of $148,000, $149,000 and $93,000, respectively.

13.	ENVIRONMENTAL MATTERS

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

At one of the former MGP sites, studies show the presence of coal tar under the site and an adjoining property. Washington Gas has taken steps to control the movement of contaminants into an adjacent river by installing a water treatment system that removes and treats contaminated groundwater at the site. Washington Gas received approval from governmental authorities for a comprehensive remediation plan for the majority of the site that permits commercial development of Washington Gas’s property. Washington Gas has entered into an agreement with a national developer for the development of this site in phases. The first two phases have been completed, with Washington Gas retaining a ground lease on each phase. A Record of Decision for that portion of the site not owned by Washington Gas was issued in August, 2006. Negotiations on a consent agreement regarding remediation of that property have been postponed, pending transfer of the site to a new governmental owner. On September 21, 2006, governmental authorities notified Washington Gas of their desire to have the utility investigate and remediate river sediments in the area directly in front of the former MGP site. There has been no agreement among Washington Gas and governmental authorities as to the type and level of sediment investigation and remediation that should be undertaken for this area of the river; accordingly, we cannot estimate at this time the potential future costs of such investigation and remediation.

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

At September 30, 2008 and 2007, Washington Gas had a liability of $6.9 million and $7.1 million, respectively, on an undiscounted basis related to future environmental response costs, which included the estimated costs for the ten MGP sites. These estimates principally include the minimum liabilities associated with a range of environmental response costs expected to be incurred at the sites identified. At September 30, 2008 and 2007, Washington Gas estimated the maximum liability associated with all of its sites to be approximately $13.5 million and $10.8 million, respectively. The estimates were determined by Washington Gas’s environmental experts, based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. Variations within the range of estimated liability result primarily from differences in the number of years that will be required to perform environmental response processes at each site and the extent of remediation that may be required.

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

At September 30, 2008 and 2007, Washington Gas reported a regulatory asset of $2.8 million and $2.9 million, respectively, for the portion of environmental response costs that are expected to be recoverable in future rates. Washington Gas does not expect that the ultimate impact of these matters will have a material adverse effect on its financial statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

14.	COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

Minimum future rental payments under operating leases over the next five years and thereafter are as follows:

Minimum Payments Under Operating Leases
(In millions)
2009	$4.0
2010	4.0
2011	3.9
2012	3.9
2013	3.9
Thereafter	18.9

Total	$38.6

Rent expense totaled $4.9 million, $4.8 million and $4.3 million in fiscal years ended September 30, 2008, 2007 and 2006, respectively.

     REGULATED UTILITY OPERATIONS

Natural Gas Contracts—Minimum Commitments

At September 30, 2008, Washington Gas had service agreements with four pipeline companies that provide direct service for firm transportation and/or storage services. These agreements, which have expiration dates ranging from fiscal years 2009 to 2028, require Washington Gas to pay fixed charges each month. Additionally, Washington Gas had agreements for other pipeline and peaking services with expiration dates ranging from 2009 to 2027. These agreements were entered into based on current estimates of growth of the Washington Gas system, together with other factors, such as current expectations of the timing and extent of unbundling initiatives in the Washington Gas service territory.

The following table summarizes the minimum contractual payments that Washington Gas will make under its pipeline transportation, storage and peaking contracts during the next five fiscal years and thereafter.

Washington Gas Contract Minimums

(In millions)	Pipeline Contracts

2009	$167.0
2010	167.9
2011	154.5
2012	155.1
2013	156.5
Thereafter	1,249.0

Total	$2,050.0

Not included in the table above are short-term minimum commitments of $76.8 million to purchase natural gas in fiscal year 2009, as well as long-term obligations to purchase fixed quantities of natural gas totaling 367.6 million therms for the period from 2009-2011 at prices based on market conditions at the time the natural gas is purchased. These commitments relate to purchases of natural gas to serve utility customers. Additionally, excluded from the table above are purchases under our asset optimization program totaling 552.6 million therms from 2009-2017, which are mostly offset by matching sales contracts of 541.0 therms over that same period. Contracts under our asset optimization program are accounted for as derivatives (refer to Note 1—Accounting Policies for a description of our asset optimization program and Note 6—Derivative and Weather-Related Instruments for a discussion of our derivative instruments).

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

Washington Gas has rate provisions in each of its jurisdictions that would allow it to continue to recover these commitments in rates. Washington Gas also actively manages its supply portfolio to ensure its sales and supply obligations remain balanced. This reduces the likelihood that the contracted supply commitments would exceed supply obligations. However, to the extent Washington Gas were to determine that changes in regulation would cause it to discontinue recovery of these costs in rates, Washington Gas would be required to charge these costs to expense without any corresponding revenue recovery. If this occurred, depending upon the timing of the occurrence, the related impact on our financial position and results of operations would likely be significant.

Regulatory Contingencies

Certain legal and administrative proceedings incidental to our business, including regulatory contingencies, involve WGL Holdings and/or its subsidiaries. In our opinion, we have recorded an adequate provision for probable losses or refunds to customers for regulatory contingencies related to these proceedings.

District of Columbia Jurisdiction

Recovery of HHC Costs.  On May 1, 2006, Washington Gas filed two tariff applications with the PSC of DC requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the utility to recover from its delivery service customers the costs of heavy hydrocarbons (HHCs) that are being injected into Washington Gas’s natural gas distribution system to treat vaporized liquefied natural gas from the Dominion Core Point Facility. Washington Gas had been recovering the costs of HHCs from sales customers in the District of Columbia through its Purchased Gas Charge (PGC) provision in this jurisdiction. On October 2, 2006, the PSC of DC issued an order rejecting Washington Gas’s proposed tariff revisions until the PSC of MD issued a final order related to this matter. On October 12, 2006, Washington Gas filed a Motion for Clarification requesting that the PSC of DC affirm that Washington Gas can continue collecting HHC costs from sales customers through its PGC provision or to record such HHC costs incurred as a regulatory asset pending a ruling by the PSC of DC on future cost recovery. On May 11, 2007, the PSC of DC directed Washington Gas to cease prospective recovery of the cost of HHCs through the PGC provision, with future HHC costs to be recorded as a “pending” regulatory asset. On November 16, 2007 the PSC of MD issued a Final Order in the relevant case supporting full recovery of the HHC costs in Maryland. On March 25, 2008, the PSC of DC issued an order stating that the consideration of Washington Gas’s HHC strategy will move forward and directed interested parties to submit filings reflecting a proposed procedural schedule. On June 6, 2008, Washington Gas and the District of Columbia Office of the People’s Counsel filed a joint response to the order proposing a procedural schedule and a list of issues for consideration in the case. The PSC of DC adopted the proposed issues list and approved a procedural schedule. Washington Gas and other parties have filed initial comments, discovery has been held and Washington Gas filed its reply comments on November 10, 2008.

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

Effective October 1, 2007, the SCC of VA approved the implementation of a PBR plan through the acceptance of a settlement stipulation, which includes: (i) a four-year base rate freeze; (ii) service quality measures to be determined in conjunction with the staff of the SCC of VA (VA Staff) and reported quarterly for maintaining a safe and reliable natural gas distribution system while striving to control operating costs; (iii) recovery of initial implementation costs associated with achieving Washington Gas’s BPO initiatives over the four-year period of the PBR plan and (iv) an ESM that enables Washington Gas to share with shareholders and Virginia customers the earnings that exceed a target of 10.5 percent return on equity. The calculation of the ESM excludes $2.4 million of asset management revenues that is being refunded to customers as part of a new margin sharing agreement in Virginia. On an interim basis, we record the effects of the ESM based on year-to-date earnings in relation to estimated annual earnings as calculated for regulatory purposes. At September 30, 2008, Washington Gas had accrued a customer liability of $4.8 million for estimated sharing under the Virginia ESM.

On November 16, 2007, the PSC of MD issued a Final Order in a rate case, which established a phase-two proceeding to review Washington Gas’s request to implement a PBR plan and issues raised by the parties associated with Washington Gas’s BPO agreement. On September 4, 2008, a Proposed Order of Hearing Examiner was issued in this phase-two proceeding. Consistent with Washington Gas’s current accounting methodology, the Proposed Order approved 10-year amortization accounting for initial implementation costs related to Washington Gas’s BPO plan. At September 30, 2008, we had recorded a regulatory asset of $6.8 million, net of amortization, related to initial implementation costs allocable to Maryland associated with our BPO plan. Washington Gas’s application seeking approval of a PBR plan, however, was denied. Additionally, the Proposed Order (i) directs Washington Gas to obtain an independent management audit related to issues raised in the phase-two proceeding and (ii)  directs the initiation of a service collaboration process in which Washington Gas is directed to engage in discussions with the Staff of the PSC of MD (MD Staff), the Maryland Office of People’s Counsel (MD OPC) and interested parties to develop appropriate customer service metrics and a periodic form for reporting results similar to the metrics filed by Washington Gas as part of the approved settlement in Virginia. This Proposed Order has been appealed by the MD Staff, the MD OPC and other parties. Washington Gas’s Reply Memorandum on Appeal was filed on November 5, 2008, and we are currently awaiting a final decision by the PSC of MD.

Although the Final Order issued by the PSC of DC on December 28, 2007 approved amortization accounting for initial implementation costs related to the BPO plan, Washington Gas’s application seeking approval of a PBR plan was withdrawn. Washington Gas is prohibited from seeking approval of a PBR plan in the District of Columbia until the filing of its next base rate case; however, the settling parties may not seek a change in rates during the rate case filing moratorium period under the terms of the approved rate settlement.

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

In December 2006, the VA Staff approved the reduction in Washington Gas’s depreciation rates. In accordance with Virginia regulatory policy, Washington Gas implemented the lower depreciation rates retroactive to January 1, 2006 which coincides with the measurement date of the approved depreciation study. Accordingly, our depreciation and amortization expense for the first quarter of fiscal year 2007 included a benefit totaling $3.9 million (pre-tax) that was applicable to the period from January 1, 2006 through September 30, 2006.

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
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

On April 13, 2007, Washington Gas filed the portion of the depreciation study related to the Maryland jurisdiction. A separate proceeding was established on May 2, 2007, by the PSC of MD to review Washington Gas’s request to implement new depreciation rates. On October 25, 2007, Washington Gas filed a 2007 technical update of the Maryland depreciation study based on property, plant and equipment balances as of December 31, 2006. Hearings were held May 12 and 13, 2008. Initial briefs were filed on July 16, 2008 and reply briefs were filed on August 6, 2008. On October 15, 2008, a Proposed Order of Hearing Examiner was issued in Maryland, which will reduce Washington Gas’s annual depreciation expense related to the Maryland jurisdiction by approximately $11.2 million when new depreciation rates are implemented, with a corresponding decrease in annual revenues on a prospective basis to be reflected in future billing rates. Reflected in this reduction in depreciation expense, among other things, are: (i) a change in methodology for calculating accrued asset removal costs and (ii) the designation of certain insurance and relocation reimbursements as salvage value. This reduction in depreciation expense will not impact annual operating income and will not prevent the recovery of our capital investment; however, it will have the effect of deferring full recovery of our capital investment into future years. On November 14, 2008, Washington Gas and MD OPC noted appeals of the October 15, 2008 Proposed Order, thus suspending its effective date. Both Washington Gas and the MD OPC filed Memoranda on Appeal on November 24, 2008, and Reply Memoranda will be due 20 days later. The PSC of MD will issue a final order after considering all of the arguments by the parties.

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

The following table summarizes the contractual obligations and minimum commitments of WGEServices for both natural gas and electricity for the next five years and thereafter:

WGEServices Contract Minimums

	Gas Purchase	Pipeline	Electric Purchase
(In millions)	Commitments(a)	Contracts	Commitments(b)	Total

2009	$396.1	$2.6	$238.6	$637.3
2010	154.8	1.0	124.5	280.3
2011	63.4	0.6	38.7	102.7
2012	18.0	0.4	7.2	25.6
2013	8.0	0.4	1.5	9.9
Thereafter	–	2.3	–	2.3

Total	$640.3	$7.3	$410.5	$1,058.1

(a)	Represents fixed price commitments with city gate equivalent deliveries.
(b)	Includes $2.1 million of commitments related to renewable energy credits.

Construction Project Financing

To fund certain of its construction projects, Washington Gas enters into financing arrangements with third-party lenders. As part of these financing arrangements, Washington Gas’s customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas then assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a note receivable representing its customers’ obligations to remit principal and interest and a long-term note payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the note receivable to the lender and removes both the note receivable and the long-term financing from its financial statements. As of September 30, 2008, work on these construction projects that was not completed or accepted by customers was valued at $14.7 million, which is recorded on the balance sheet as a note receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas would receive the right to the stream of payments from the customer. Once the project is accepted by the customer, the lender will have no recourse against Washington Gas related to this long-term debt.

Financial Guarantees

WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At September 30, 2008, these guarantees totaled $330.7 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. WGL Holdings also issued guarantees totaling $3.0 million at September 30, 2008 that were made on behalf of certain of our non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $333.7 million, $15 million, $60,000 and $4.0 million are due to expire on December 31, 2008, January 31, 2009 and June 30, 2009, respectively. The remaining guarantees of $314.6 million do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of our financial instruments at September 30, 2008 and 2007. The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amount of current assets and current liabilities approximates fair value because of the short-term maturity of these instruments, and therefore are not shown in the table below.

Fair Value of Financial Instruments
At September 30,	2008		2007

	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value

Preferred stock	$28.2	$26.8	$28.2	$25.4
Long-term debt(a)	$603.8	$564.6	$616.5	$623.8

(a)	Excludes current maturities and unamortized discounts.

We calculate the fair market value of our preferred stock based on quoted market prices from the Over-The-Counter Bulletin Board (OTCBB). The fair value of long-term debt was estimated based on the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for Washington Gas’s credit quality and the present value of future cash flows.

16. OPERATING SEGMENT REPORTING

We identify and report on operating segments under the “management approach.” Our chief operating decision maker is our Chief Operating Officer. Operating segments comprise revenue-generating components of an enterprise for which we produce separate financial information internally that we regularly use to make operating decisions and assess performance. We report three operating segments: (i) regulated utility, (ii) retail energy-marketing and (iii) design-build energy systems.

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

Through WGEServices, the retail energy-marketing segment sells natural gas and electricity directly to retail customers, both inside and outside of Washington Gas’s traditional service territory, in competition with regulated utilities and unregulated gas and electricity marketers. Through WGESystems, the design-build energy systems segment provides design-build energy efficient and sustainable solutions to government and commercial clients under construction contracts.

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

The same accounting policies applied in preparing our consolidated financial statements, as discussed in Note 1—Accounting Policies also apply to the reported segments. While net income or loss is the primary criterion for measuring a segment’s performance, we also evaluate our operating segments based on other relevant factors, such as penetration into their respective markets and return on equity. The following tables present operating segment information for the fiscal years ended September 30, 2008, 2007 and 2006.

Operating Segment Financial Information

		Non-Utility Operations
		Retail
	Regulated	Energy-	Design-Build	Other	Discontinued
(In thousands)	Utility	Marketing	Energy Systems	Activities	Operations	Eliminations	Consolidated

Year Ended September 30, 2008

Operating Revenues(a)	$1,552,344	$1,062,692	$29,051	$8	$–	$(15,901)	$2,628,194

Operating Expenses:
Cost of Energy-Related Sales	885,234	1,023,297	23,849	–	–	(15,901)	1,916,479
Operation	205,311	26,531	2,621	3,276	–	–	237,739
Maintenance	44,819	–	–	–	–	–	44,819
Depreciation and Amortization	94,156	803	48	–	–	–	95,007
General Taxes and Other Assessments:
Revenue Taxes	55,349	548	–	–	–	–	55,897
Other	43,685	2,841	92	29	–	–	46,647

Total Operating Expenses	1,328,554	1,054,020	26,610	3,305	–	(15,901)	2,396,588

Operating Income (Loss)	223,790	8,672	2,441	(3,297)	–	–	231,606
Other Income (Expenses)—Net	1,910	93	388	1,254	–	(1,120)	2,525
Interest Expense	45,397	1,139	–	1,381	–	(1,120)	46,797
Dividends on Washington Gas Preferred Stock	1,320	–	–	–	–	–	1,320
Income Tax Expense	65,260	2,813	1,038	380	–	–	69,491

Income (Loss) from Continuing Operations	113,723	4,813	1,791	(3,804)	–	–	116,523
Loss from Discontinued Operations, Net of Tax	–	–	–	–	–	–	–

Net Income (Loss) Applicable to Common Stock	$113,723	$4,813	$1,791	$(3,804)	$–	$–	$116,523

Total Assets	$3,020,471	$231,839	$21,647	$60,462	$–	$(90,876)	$3,243,543

Capital Expenditures/Investments	$134,570	$231	$160	$–	$–	$–	$134,961

Year Ended September 30, 2007

Operating Revenues(a)	$1,513,839	$1,138,440	$10,175	$119	$–	$(16,565)	$2,646,008

Operating Expenses:
Cost of Energy-Related Sales	892,376	1,071,563	7,815	–	–	(16,565)	1,955,189
Operation	206,623	23,253	2,053	3,730	–	–	235,659
Maintenance	39,685	–	–	–	–	–	39,685
Depreciation and Amortization	89,907	674	24	–	–	–	90,605
General Taxes and Other Assessments:
Revenue Taxes	55,949	753	–	–	–	–	56,702
Other	40,648	2,561	87	25	–	–	43,321

Total Operating Expenses	1,325,188	1,098,804	9,979	3,755	–	(16,565)	2,421,161

Operating Income (Loss)	188,651	39,636	196	(3,636)	–	–	224,847
Other Income (Expenses)—Net	2,615	39	446	3,220	–	(2,942)	3,378
Interest Expense	45,157	2,930	–	3,723	–	(2,942)	48,868
Dividends on Washington Gas Preferred Stock	1,320	–	–	–	–	–	1,320
Income Tax Expense	54,900	14,319	275	643	–	–	70,137

Income (Loss) from Continuing Operations	89,889	22,426	367	(4,782)	–	–	107,900
Loss from Discontinued Operations, Net of Tax	–	–	–	–	–	–	–

Net Income (Loss) Applicable to Common Stock	$89,889	$22,426	$367	$(4,782)	$–	$–	$107,900

Total Assets	$2,836,492	$224,150	$12,475	$70,329	$–	$(97,085)	$3,046,361

Capital Expenditures/Investments	$162,561	$1,885	$85	$–	$–	$–	$164,531

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Operating Segment Financial Information
		Non-Utility Operations
	Regulated	Retail Energy-	Design-Build	Other	Discontinued
(In thousands)	Utility	Marketing	Energy Systems	Activities	Operations	Eliminations	Consolidated

Year Ended September 30, 2006

Operating Revenues(a)	$1,637,491	$1,001,596	$13,138	$639	$–	$(14,981)	$2,637,883

Operating Expenses:
Cost of Energy-Related Sales	1,031,650	960,516	11,044	–	–	(14,981)	1,988,229
Operation	198,044	16,944	1,736	2,875	–	–	219,599
Maintenance	38,423	–	–	–	–	–	38,423
Depreciation and Amortization	92,712	333	10	–	–	–	93,055
General Taxes and Other Assessments:
Revenue Taxes	55,964	1,395	–	–	–	–	57,359
Other	40,726	(1,976)	49	29	–	–	38,828

Total Operating Expenses	1,457,519	977,212	12,839	2,904	–	(14,981)	2,435,493

Operating Income (Loss)	179,972	24,384	299	(2,265)	–	–	202,390
Other Income (Expenses)—Net	1,950	3	357	3,784	–	(2,853)	3,241
Interest Expense	44,026	3,172	–	3,959	–	(2,853)	48,304
Dividends on Washington Gas Preferred Stock	1,320	–	–	–	–	–	1,320
Income Tax Expense (Benefit)	51,977	7,900	206	1,230	–	–	61,313

Income (Loss) from Continuing Operations	84,599	13,315	450	(3,670)	–	–	94,694
Loss from Discontinued Operations, Net of Tax	–	–	–	–	(7,116)	–	(7,116)

Net Income (Loss) Applicable to Common Stock	$84,599	$13,315	$450	$(3,670)	$(7,116)	$–	$87,578

Total Assets	$2,574,186	$226,675	$12,061	$107,089	$–	$(128,605)	$2,791,406

Capital Expenditures/Investments(b)	$157,906	$1,849	$2	$–	$–	$–	$159,757

(a)	Operating revenues are reported gross of revenue taxes. Revenue taxes of both the regulated utility and the retail energy-marketing segments include gross receipts taxes. Revenue taxes of the regulated utility segment also include PSC fees, franchise fees and energy taxes.
(b)	Excludes capital expenditures of discontinued operations totaling $158 thousand for fiscal year ended September 30, 2006.

17.	RELATED PARTY TRANSACTIONS

WGL Holdings and its subsidiaries engage in transactions during the ordinary course of business. Intercompany transactions and balances have been eliminated from the consolidated financial statements of WGL Holdings. Washington Gas provides accounting, treasury, legal and other administrative and general support to affiliates, and files consolidated tax returns that include affiliated taxable transactions. The actual costs of these services are billed to the appropriate affiliates and to the extent such billings are not yet paid, they are reflected in “Receivables from associated companies” on Washington Gas’s balance sheets. Washington Gas assigns or allocates these costs directly to its affiliates and, therefore, does not recognize revenues or expenses associated with providing these services.

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

At September 30, 2008 and 2007, the Washington Gas Balance Sheets reflected a receivable from associated companies of $4.6 million and $970,000, respectively. At September 30, 2008 and 2007, the Washington Gas Balance Sheets reflected a payable to associated companies of $22.7 million and $17.2 million, respectively, related to the activities described above.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Additionally, Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGEServices. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services and the related sales and purchases of natural gas, Washington Gas charged WGEServices, an affiliated energy marketer, $15.9 million, $16.6 million and $15.0 million for the fiscal years ended September 30, 2008, 2007 and 2006, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.

As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGEServices has recognized an accounts receivable from Washington Gas in the amount of $5.4 million and $7.0 million at September 30, 2008 and 2007, respectively, related to an imbalance in gas volumes. Due to regulatory treatment, these receivables are not eliminated in the consolidated financial statements of WGL Holdings. Refer to Note 1—Accounting Policies for a further discussion of these imbalance transactions.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of WGL Holdings, Inc.

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of WGL Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of income, common shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15 under Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WGL Holdings, Inc. and subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of September 30, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 1, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

McLean, Virginia
December 1, 2008

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Washington Gas Light Company

We have audited the accompanying balance sheets and statements of capitalization of Washington Gas Light Company (the “Company”) as of September 30, 2008 and 2007, and the related statements of income, common shareholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15 under Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Washington Gas Light Company as of September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of September 30, 2007.

DELOITTE & TOUCHE LLP

McLean, Virginia
December 1, 2008

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

	Quarter Ended

(In thousands, except per share data)	December 31(a)(b)	March 31	June 30	September 30(c)

Fiscal Year 2008
Operating revenues	$751,626	$1,020,037	$464,649	$391,882
Operating income (loss)	89,935	145,009	9,502	(12,840)
Net income (loss) applicable to common stock	47,197	81,038	(492)	(11,220)
Earnings (loss) per average share of common stock:
Basic(d)	0.96	1.64	(0.01)	(0.22)
Diluted(d)	0.95	1.63	(0.01)	(0.22)
Fiscal Year 2007
Operating revenues	$732,962	$1,119,903	$467,458	$325,685
Operating income	87,752	115,916	32,616	(11,437)
Net income (loss) applicable to common stock	45,098	63,375	12,971	(13,544)
Earnings (loss) per average share of common stock:
Basic(d)	0.92	1.29	0.26	(0.27)
Diluted(d)	0.92	1.29	0.26	(0.27)

(a)	Earnings for the regulated utility segment for the quarter ended December 31, 2007 included $2.0 million (pre-tax) of favorable regulatory adjustments applicable to prior fiscal years due to a Final Order for the PSC of MD that allowed full recovery of HHC costs as well as an interpretive change in the calculation of interruptible revenue sharing in the District of Columbia. Additionally, earnings for the regulated utility segment for the quarter ended December 31, 2007 included $1.9 million related to the reversal of expenses that were incurred in prior fiscal years for initial implementation costs allocable to the District of Columbia associated with our business process outsourcing plan. These costs were recorded to a regulatory asset in the first quarter of fiscal year 2008 upon approval of 10-year amortization accounting by the PSC of DC in a December 28, 2007 Final Order.

(b)	Earnings for the regulated utility segment for the quarter ended December 31, 2006 included a $3.9 million (pre-tax) adjustment that reduced depreciation expense applicable to the period from January 1, 2006 through September 30, 2006. This adjustment was recorded upon approval by the VA Staff.

(c)	Earnings for the regulated utility segment for the quarter ended September 30, 2008 included a benefit of $2.6 million related to an adjustment to deferred taxes.

(d)	The sum of quarterly per share amounts may not equal annual per share amounts as the quarterly calculations are based on varying numbers of common share.

WGL Holdings, Inc.
Washington Gas Light Company
Part II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ disclosure controls and procedures as of September 30, 2008. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that WGL Holdings’ disclosure controls and procedures were effective as of September 30, 2008.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of WGL Holdings is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. WGL Holdings’ internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

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

Management has assessed the effectiveness of WGL Holdings’ internal control over financial reporting as of September 30, 2008 based upon the criteria set forth in a report entitled Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that WGL Holdings maintained effective internal control over financial reporting as of September 30, 2008.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the internal control over financial reporting of WGL Holdings during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL Holdings.

WGL Holdings, Inc.
Washington Gas Light Company
Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of WGL Holdings, Inc.

We have audited the internal control over financial reporting of WGL Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended September 30, 2008 of the Company and our report dated December 1, 2008 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

McLean, Virginia
December 1, 2008

WGL Holdings, Inc.
Washington Gas Light Company
Part II

ITEM 9AT.	CONTROLS AND PROCEDURES

Washington Gas is a non-accelerated filer; therefore, management has included this Item 9AT as part of this combined report being filed by the two separate registrants: WGL Holdings and Washington Gas. Management’s Report on Internal Control over Financial Reporting included below is furnished to, but not filed with, the Securities and Exchange Commission.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of Washington Gas’s disclosure controls and procedures as of September 30, 2008. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that Washington Gas’s disclosure controls and procedures were effective as of September 30, 2008.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Washington Gas is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Washington Gas’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

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

Management has assessed the effectiveness of Washington Gas’s internal control over financial reporting as of September 30, 2008 based upon the criteria set forth in a report entitled Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that Washington Gas maintained effective internal control over financial reporting as of September 30, 2008.

This Annual Report on Form 10-K does not include an attestation report of Washington Gas’s registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit Washington Gas to provide only this management’s report in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

WGL Holdings, Inc.
Washington Gas Light Company
Part II

ITEM 9B. OTHER INFORMATION

None.

WGL Holdings, Inc.
Washington Gas Light Company
Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Information concerning the Company’s Board of Directors and the audit committee financial expert contained in WGL Holdings’ definitive Proxy Statement and Washington Gas’s definitive Information Statement for the March 5, 2009 Annual Meetings of Shareholders is hereby incorporated by reference. Information related to Executive Officers is reflected in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning Executive Compensation contained in WGL Holdings’ definitive Proxy Statement and Washington Gas’s definitive Information Statement for the March 5, 2009 Annual Meetings of Shareholders is hereby incorporated by reference. Information related to Executive Officers as of September 30, 2008 is reflected in Part I hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information captioned Security Ownership of Management and Certain Beneficial Owners and the information captioned Equity Compensation Plan Information in WGL Holdings’ definitive Proxy Statement and Washington Gas’s definitive Information Statement for the March 5, 2009 Annual Meetings of Shareholders is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information captioned Related Person Transactions During Fiscal Year 2008 in WGL Holdings’ definitive Proxy Statement and Washington Gas’s definitive Information Statement for the March 5, 2009 Annual Meetings of Shareholders is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information captioned Fiscal Years 2008 and 2007 Audit Firm Fee Summary in WGL Holdings’ definitive Proxy Statement and Washington Gas’s definitive Information Statement for the March 5, 2009 Annual Meetings of Shareholders is hereby incorporated by reference.

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

Schedule/
Exhibit	Description

II	Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2008, 2007 and 2006—WGL Holdings, Inc.

Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2008, 2007 and 2006—Washington Gas Light Company.

(a)(3)	Exhibits
Exhibits Filed Herewith:

10.1	WGL Holdings, Inc. and Washington Gas Light Company Change in Control Severance Plan for Certain Executives, as amended on September 24, 2008.*

10.2	WGL Holdings, Inc. and Washington Gas Light Company Deferred Compensation Plan for Outside Directors, amended and restated effective January 1, 2005, as further amended on September 24, 2008.*

10.3	Washington Gas Light Company Supplemental Executive Retirement Plan, amended and restated effective January 1, 2005, as further amended on September 24,2008.*

12.1	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.

12.3	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company.

12.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company

21	Subsidiaries of WGL Holdings, Inc.

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney

31.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Washington Gas Light Company Charter, filed on Form S-3 dated July 21, 1995. WGL Holdings, Inc. Charter, filed on Form S-4 dated February 2, 2000.

Bylaws of WGL Holdings, Inc. as amended on September 26, 2007, filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 30, 2007.

Bylaws of Washington Gas Light Company as amended on September 26, 2007, filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 30, 2007.

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

Gas transportation and storage contracts

Service Agreement, effective April 1, 2007, with Hardy Storage Company related to Firm Storage Service, filed as Exhibit 10.1 to Form 10-K for the fiscal year ended September 30, 2007.

Service Agreement, effective November 1, 2007, with Columbia Gas Transmission Company related to Firm Transportation Service, filed as Exhibit 10.2 to Form 10-K for the fiscal year ended September 30, 2007.

Service Agreement, effective November 1, 2007, with Transcontinental Gas Pipe Line Corporation related to Firm Transportation Service, filed as Exhibit 10.3 to Form 10-K for the fiscal year ended September 30, 2007.

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

Service Agreement, effective November 1, 2005, with Cove Point LNG FPS—3 related to Peaking Service, filed as Exhibit 10.6 to Form 10-K for the fiscal year ended September 30, 2005

Service Agreement, effective May 1, 2005, as amended, with Dominion Cove Point LNG, LP related to Firm Transportation Service, filed as Exhibit 10.2 to Form 10-K for the fiscal year ended September 30, 2004

Service Agreement, effective November 1, 2004, with Dominion Transmission Inc. related to Firm Transportation Service from the Mid Atlantic project, filed as Exhibit 10.5 to Form 10-K for the fiscal year ended September 30, 2004

Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Firm Storage Service, filed as Exhibit 10.7 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78844)

Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Firm Storage Service, filed as Exhibit 10.7 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78845)

Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Firm Storage Service, filed as Exhibit 10.7 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78846)

Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Storage Service filed as Exhibit 10.8 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78838)

Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Storage Service filed as Exhibit 10.8 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78839)

Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Storage Service filed as Exhibit 10.8 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78840)

Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Firm Transportation Service, filed as Exhibit 10.9 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78834)

Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Firm Transportation Service, filed as Exhibit 10.9 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78835)

Service Agreement, renegotiated and effective June 1, 2004, as amended, with Columbia Gas Transmission Corporation related to Firm Transportation Service, filed as Exhibit 10.9 to Form 10-K for the fiscal year ended September 30, 2004. (Agreement 78836)

Service Agreement, effective January 1, 1996, with Transcontinental Gas Pipe Line Corporation related to Firm Transportation Service, filed as Exhibit 10.11 to Form 10-K for the fiscal year ended September 30, 2004

Service Agreement effective November 1, 2002 with the Transcontinental Gas Pipe Line Corporation for the MarketLink Firm Transportation Capacity, filed as Exhibit 10.1 to Form 10-K for the fiscal year ended September 30, 2003

Service Agreement effective October 1, 1993 with Transcontinental Gas Pipe Line Corporation related to General Storage Service filed as Exhibit 10.3 to Form 10-K for the fiscal year ended September 30, 1993

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits and Financial Statement Schedules (concluded)

Schedule/
Exhibit	Description

(a)(3)	Exhibits (continued)

Service Agreement effective October 1, 1993 with Dominion Transmission, Inc. related to Firm Transportation Service, filed as Exhibit 10.11 to Form 10-K for the fiscal year ended September 30, 1993

Service Agreement effective October 1, 1993 with Dominion Transmission, Inc. related to General Storage Service, filed as Exhibit 10.13 to Form 10-K for the fiscal year ended September 30, 1993

Service Agreement effective August 1, 1991 with Transcontinental Gas Pipe Line Corporation related to Washington Storage Service, filed as Exhibit 10.16 to Form 10-K for the fiscal year ended September 30, 1993

Management Contracts with Executive Officers and Directors

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

Amended and Restated Credit Agreement dated as of August 3, 2007 among Washington Gas Light Company, the Lenders, Wachovia Bank, National Association, as administrative agent; Bank of Tokyo-Mitsubishi Trust Company, as syndication agent; Citibank, N.A., SunTrust Bank, and Wells Fargo Bank, National Association, as documentation agents; and Wachovia Capital Markets, LLC, as lead arranger and book runner, filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2007.

Form of Distribution Agreement dated June 14, 2006 among Washington Gas Light Company and Citigroup Global Markets Inc., Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Capital Markets, Inc., The Williams Capital Group, L.P. and Wachovia Capital Markets, LLC regarding the issuance and sale by Washington Gas Light Company of up to $300 million of Medium-Term Notes, Series H under an Indenture dated as of September 1, 1991. Filed as Exhibit 1.1 to Form 8-K dated June 15, 2006.

* This asterisk designates an agreement that is a compensatory plan or arrangement.

WGL Holdings, Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts and Reserves
Years Ended September 30, 2008, 2007 and 2006
		Additions Charged To
	Balance at				Balance
	Beginning	Costs and	Other		at End of
(In thousands)	of Period	Expenses	Accounts(a)	Deductions(b)	Period
2008

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$14,488	$19,958	$4,657	$22,002	$17,101

2007

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$17,676	$9,645	$4,123	$16,956	$14,488

2006

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$16,835	$16,203	$4,548	$19,910	$17,676

Notes:
(a) Recoveries on receivables previously written off as uncollectible and unclaimed customer deposits, overpayments, etc., not refundable.
(b) Includes deductions for purposes for which reserves were provided or revisions made of estimated exposure.

Washington Gas Light Company
Schedule II—Valuation and Qualifying Accounts and Reserves
Years Ended September 30, 2008, 2007 and 2006
		Additions Charged To
	Balance at				Balance at
	Beginning	Costs and	Other		End of
(In thousands)	of Period	Expenses	Accounts(a)	Deductions(b)	Period
2008

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$13,215	$16,761	$4,207	$18,447	$15,736

2007

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$16,543	$7,884	$4,123	$15,335	$13,215

2006

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$14,981	$14,001	$4,548	$16,987	$16,543

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

Date: December 1, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ James H. DeGraffenreidt, Jr. (James H. DeGraffenreidt, Jr.)		Chairman of the Board and Chief Executive Officer	December 1, 2008

/s/ Terry D. McCallister (Terry D. McCallister)		President and Chief Operating Officer	December 1, 2008

/s/ Vincent L. Ammann, Jr. (Vincent L. Ammann, Jr.)		Vice President and Chief Financial Officer (Principal Financial Officer)	December 1, 2008

/s/ Mark P. O’Flynn (Mark P. O’Flynn)		Controller (Principal Accounting Officer)	December 1, 2008

* (Michael D. Barnes)		Director	December 1, 2008

* (George P. Clancy, Jr.)		Director	December 1, 2008

* (James W. Dyke, Jr.)		Director	December 1, 2008

* (Melvyn J. Estrin)		Director	December 1, 2008

* (James F. Lafond)		Director	December 1, 2008

* (Debra L. Lee)		Director	December 1, 2008

* (Karen Hastie Williams)		Director	December 1, 2008

*By:	Vincent L. Ammann, Jr. (Vincent L. Ammann, Jr.) Attorney-in-Fact		December 1, 2008

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY 2008 Form 10-K
Exhibit Index

Exhibit	Description

10.1	WGL Holdings, Inc. and Washington Gas Light Company Change in Control Severance Plan for Certain Executives, as amended on September 24, 2008.

10.2	WGL Holdings, Inc. and Washington Gas Light Company Deferred Compensation Plan for Outside Directors, amended and restated effective January 1, 2005, as further amended on September 24, 2008.

10.3	Washington Gas Light Company Supplemental Executive Retirement Plan, amended and restated effective January 1, 2005, as further amended on September 24, 2008.

12.1	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.

12.3	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company.

12.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company.

21	Subsidiaries of WGL Holdings, Inc.

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney

31.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.