Form 10-Q
period 2008-12-31
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2009-02-09
CIK 104819, 1103601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2008
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	Exact name of registrant as		I.R.S.
Commission	specified in its charter and principal	State of	Employer
File Number	office address and telephone number	Incorporation	Identification No.
1-16163	WGL Holdings, Inc. 101 Constitution Ave., N.W. Washington, D.C. 20080 (703) 750-2000	Virginia	52-2210912
0-49807	Washington Gas Light Company 101 Constitution Ave., N.W. Washington, D.C. 20080 (703) 750-4440	District of Columbia and Virginia	53-0162882

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
WGL Holdings, Inc.:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Washington Gas Light Company:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.
WGL Holdings, Inc. common stock, no par value, outstanding as of January 31, 2009: 50,124,429 shares.
All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of January 31, 2009.

WGL Holdings, Inc.
Washington Gas Light Company
For the Quarter Ended December 31, 2008
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
 iii

WGL Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements

	December 31,	September 30,
(In thousands)	2008	2008

ASSETS
Property, Plant and Equipment
At original cost	$3,212,895	$3,184,247
Accumulated depreciation and amortization	(993,268)	(975,945)

Net property, plant and equipment	2,219,627	2,208,302

Current Assets
Cash and cash equivalents	8,835	6,164
Receivables
Accounts receivable	385,931	190,589
Gas costs and other regulatory assets	21,521	26,543
Unbilled revenues	207,921	50,134
Allowance for doubtful accounts	(14,164)	(17,101)

Net receivables	601,209	250,165

Materials and supplies—principally at average cost	22,425	21,117
Storage gas—at cost (first-in, first-out)	343,495	406,629
Deferred income taxes	13,348	7,616
Other prepayments	54,387	32,290
Other	31,436	18,368

Total current assets	1,075,135	742,349

Deferred Charges and Other Assets
Regulatory assets
Gas costs	95,859	50,797
Pension and other post-retirement benefits	133,637	133,989
Other	59,510	58,417
Prepaid qualified pension benefits	25,396	24,683
Other	28,278	25,006

Total deferred charges and other assets	342,680	292,892

Total Assets	$3,637,442	$3,243,543

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,089,004	$1,047,564
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	657,659	603,738

Total capitalization	1,774,836	1,679,475

Current Liabilities
Current maturities of long-term debt	50,088	75,994
Notes payable	365,287	270,955
Accounts payable and other accrued liabilities	326,852	243,123
Wages payable	16,000	14,106
Accrued interest	13,141	4,200
Dividends declared	18,120	18,070
Customer deposits and advance payments	45,530	46,074
Gas costs and other regulatory liabilities	107,489	12,180
Accrued taxes	21,597	12,129
Other	49,860	51,648

Total current liabilities	1,013,964	748,479

Deferred Credits
Unamortized investment tax credits	11,444	11,360
Deferred income taxes	306,221	272,227
Accrued pensions and benefits	128,233	131,097
Asset retirement obligations	30,837	30,388
Regulatory liabilities
Accrued asset removal costs	310,625	306,014
Other	14,565	14,974
Other	46,717	49,529

Total deferred credits	848,642	815,589

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$3,637,442	$3,243,543

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended
	December 31,
(In thousands, except per share data)	2008	2007

OPERATING REVENUES
Utility	$522,481	$461,950
Non-utility	303,607	289,676

Total Operating Revenues	826,088	751,626

OPERATING EXPENSES
Utility cost of gas	306,784	265,801
Non-utility cost of energy-related sales	292,238	275,543
Operation and maintenance	70,334	68,849
Depreciation and amortization	24,081	24,255
General taxes and other assessments	30,427	27,243

Total Operating Expenses	723,864	661,691

OPERATING INCOME	102,224	89,935
Other Income (Expenses)—Net	17	588
Interest Expense
Interest on long-term debt	9,952	9,980
Other—net	2,227	2,757

Total Interest Expense	12,179	12,737
Dividends on Washington Gas preferred stock	330	330

INCOME BEFORE INCOME TAXES	89,732	77,456
INCOME TAX EXPENSE	35,107	30,259

NET INCOME APPLICABLE TO COMMON STOCK	$54,625	47,197

AVERAGE COMMON SHARES OUTSTANDING
Basic	50,022	49,416
Diluted	50,208	49,645

EARNINGS PER AVERAGE COMMON SHARE
Basic	1.09	0.96
Diluted	1.09	0.95

DIVIDENDS DECLARED PER COMMON SHARE	$0.3550	$0.3425

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended
	December 31,
(In thousands)	2008	2007

OPERATING ACTIVITIES
Net income applicable to common stock	$54,625	$47,197
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES
Depreciation and amortization	24,081	24,255
Amortization of:
Other regulatory assets and liabilities—net	744	653
Debt related costs	194	227
Deferred income taxes—net	28,486	29,990
Accrued/deferred pension cost	(1,040)	(1,128)
Compensation expense related to equity awards	189	1,290
Other non-cash charges (credits)—net	(299)	(470)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(356,066)	(334,975)
Gas costs and other regulatory assets/liabilities—net	100,331	69,925
Storage gas	63,134	41,436
Other prepayments	(28,311)	(13,344)
Accounts payable and other accrued liabilities	88,170	116,111
Wages payable	1,894	2,406
Customer deposits and advance payments	(544)	9,810
Accrued taxes	9,468	7,702
Accrued interest	8,941	9,285
Other current assets	(14,376)	(650)
Other current liabilities	(1,788)	(552)
Deferred gas costs—net	(45,062)	(72,259)
Deferred assets—other	(4,188)	(1,635)
Deferred liabilities—other	(3,393)	8,132
Other—net	1,441	497

Net Cash Used in Operating Activities	(73,369)	(56,097)

FINANCING ACTIVITIES
Common stock issued	4,194	1,837
Long-term debt issued	53,642	3,092
Long-term debt retired	(26,012)	(1,011)
Notes payable issued (retired)—net	94,332	117,110
Dividends on common stock	(17,739)	(16,916)
Other financing activities—net	(803)	(746)

Net Cash Provided by Financing Activities	107,614	103,366

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(31,574)	(30,110)
Other investing activities—net	—	(3,062)

Net Cash Used in Investing Activities	(31,574)	(33,172)

INCREASE IN CASH AND CASH EQUIVALENTS	2,671	14,097
Cash and Cash Equivalents at Beginning of Year	6,164	4,870

Cash and Cash Equivalents at End of Year	$8,835	$18,967

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$1,869	$14,020
Interest paid	$2,791	$3,553
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures included in accounts payable and other accrued liabilities	$(4,441)	$(1,613)
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	December 31,	September 30,
(In thousands)	2008	2008

ASSETS
Property, Plant and Equipment
At original cost	$3,178,998	$3,152,259
Accumulated depreciation and amortization	(971,832)	(954,974)

Net property, plant and equipment	2,207,166	2,197,285

Current Assets
Cash and cash equivalents	4,491	3,680
Receivables
Accounts receivable	239,844	105,132
Gas costs and other regulatory assets	21,521	26,543
Unbilled revenues	145,796	18,584
Allowance for doubtful accounts	(12,582)	(15,736)

Net receivables	394,579	134,523

Materials and supplies—principally at average cost	22,373	21,065
Storage gas—at cost (first-in, first-out)	281,175	322,617
Deferred income taxes	8,007	8,429
Other prepayments	27,508	34,375
Receivables from associated companies	5,722	4,636
Other	14,728	4,833

Total current assets	758,583	534,158

Deferred Charges and Other Assets
Regulatory assets
Gas costs	95,859	50,797
Pension and other post-retirement benefits	132,980	133,326
Other	59,493	58,400
Prepaid qualified pension benefits	25,321	24,612
Other	26,916	24,188

Total deferred charges and other assets	340,569	291,323

Total Assets	$3,306,318	$3,022,766

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$970,628	$935,049
Preferred stock	28,173	28,173
Long-term debt	657,659	603,745

Total capitalization	1,656,460	1,566,967

Current Liabilities
Current maturities of long-term debt	50,088	75,000
Notes payable	251,306	231,013
Accounts payable and other accrued liabilities	220,288	166,060
Wages payable	15,412	13,638
Accrued interest	13,141	4,200
Dividends declared	17,744	17,695
Customer deposits and advance payments	45,530	46,074
Gas costs and other regulatory liabilities	107,489	12,180
Accrued taxes	20,423	11,281
Payables to associated companies	35,436	22,746
Other	33,061	38,249

Total current liabilities	809,918	638,136

Deferred Credits
Unamortized investment tax credits	11,132	11,355
Deferred income taxes	307,359	279,818
Accrued pensions and benefits	127,627	130,478
Asset retirement obligations	29,905	29,469
Regulatory liabilities
Accrued asset removal costs	310,631	306,014
Other	14,565	14,973
Other	38,721	45,556

Total deferred credits	839,940	817,663

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$3,306,318	$3,022,766

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended
	December 31,
(In thousands, except per share data)	2008	2007

OPERATING REVENUES
Utility	$530,640	$464,428
Non-utility	2	15

Total Operating Revenues	530,642	464,443

OPERATING EXPENSES
Utility cost of gas	314,943	268,279
Operation and maintenance	62,284	62,070
Depreciation and amortization	23,621	23,798
General taxes and other assessments	29,524	26,277

Total Operating Expenses	430,372	380,424

OPERATING INCOME	100,270	84,019
Other Income (Expenses)—Net	(199)	512
Interest Expense
Interest on long-term debt	9,945	9,969
Other—net	1,831	2,171

Total Interest Expense	11,776	12,140

INCOME BEFORE INCOME TAXES	88,295	72,391
INCOME TAX EXPENSE	34,367	28,091

NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	$53,928	$44,300
Dividends on preferred stock	330	330

NET INCOME APPLICABLE TO COMMON STOCK	$53,598	$43,970

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended
	December 31,
(In thousands)	2008	2007

OPERATING ACTIVITIES
Net income before preferred stock dividends	$53,928	$44,300
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES
Depreciation and amortization	23,621	23,798
Amortization of:
Other regulatory assets and liabilities—net	744	653
Debt related costs	187	216
Deferred income taxes—net	28,290	33,595
Accrued/deferred pension cost	(1,035)	(1,128)
Compensation expense related to equity awards	175	1,243
Other non-cash charges (credits)—net	(606)	(470)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(266,164)	(259,123)
Gas costs and other regulatory assets/liabilities—net	100,331	69,925
Storage gas	41,442	17,519
Other prepayments	653	(18,348)
Accounts payable and other accrued liabilities, including payables to associated companies	70,982	101,709
Wages payable	1,774	1,563
Customer deposits and advance payments	(544)	9,910
Accrued taxes	9,142	6,997
Accrued interest	8,941	9,285
Other current assets	(11,203)	708
Other current liabilities	(5,188)	(1,388)
Deferred gas costs—net	(45,062)	(72,259)
Deferred assets—other	(3,651)	(2,378)
Deferred liabilities—other	(8,526)	7,140
Other—net	1,437	513

Net Cash Used in Operating Activities	(332)	(26,020)

FINANCING ACTIVITIES
Long-term debt issued	53,642	3,092
Long-term debt retired	(25,018)	(17)
Notes payable issued (retired)—net	20,293	85,964
Dividends on common stock and preferred stock	(17,695)	(17,246)
Other financing activities—net	(791)	(724)

Net Cash Provided by Financing Activities	30,431	71,069

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(29,288)	(29,889)
Other investing activities—net	—	(3,062)

Net Cash Used in Investing Activities	(29,288)	(32,951)

INCREASE IN CASH AND CASH EQUIVALENTS	811	12,098
Cash and Cash Equivalents at Beginning of Year	3,680	4,157

Cash and Cash Equivalents at End of Year	4,491	16,255

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$1,460	$13,470
Interest paid	$2,397	$2,966
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures included in accounts payable and other accrued liabilities	$(4,064)	$(1,551)
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
     The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Therefore, certain financial information and footnote disclosures accompanying annual financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) are omitted in this interim report pursuant to the SEC rules and regulations. The interim consolidated financial statements and accompanying notes should be read in conjunction with the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2008. Due to the seasonal nature of Washington Gas’s and WGEServices’ businesses, the results of operations for the periods presented in this report do not necessarily represent the expected and actual results for the full fiscal years ending September 30, 2009 and 2008 of either WGL Holdings or Washington Gas.
     The accompanying unaudited consolidated financial statements for WGL Holdings and Washington Gas reflect all normal recurring adjustments that are necessary, in our opinion, to present fairly the results of operations in accordance with GAAP.
     For a description of our accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2008. See “Accounting Standards Adopted in the Current Period” below for changes to these policies subsequent to September 30, 2008.
     Asset Optimization Program
     Washington Gas optimizes the value of its long-term natural gas transportation and storage capacity resources by entering into physical and financial transactions in the form of forwards, swaps and option contracts when these resources are not fully being used for direct service to utility customers. Regulatory sharing mechanisms in all three jurisdictions allow the profit from these transactions to be shared between Washington Gas’s customers and shareholders. The customer portion is credited to customer billings and does not affect earnings.
     As part of its asset optimization program, Washington Gas enters into derivative contracts related to the sale and purchase of natural gas at a future price to lock-in operating margins that Washington Gas will ultimately realize. The derivatives used under this program may cause significant period-to-period volatility in earnings for the portion of net profits retained for shareholders; however, this volatility will not change the margins that Washington Gas will ultimately realize from these transactions.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
In accordance with Emerging Issues Task Force (EITF) Issue No. 02-3, Issues involved in Accounting for Derivative Contracts held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3), all financially and physically settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas”, prior to the effects of sharing. During the quarter ended December 31, 2008, a total of $162.1 million of natural gas was sold, with a cost of $158.3 million, under contracts that were physically settled as part of Washington Gas’s internally managed asset optimization program. During the quarter ended December 31, 2007, a total of $77.1 million of natural gas was sold, with a cost of $72.8 million, under contracts that were physically settled as part of Washington Gas’s internally managed asset optimization program.
     We recorded pre-tax unrealized gains of $10.3 million and pre-tax unrealized losses of $2.7 million to earnings for the three months ended December 31, 2008 and 2007, respectively, associated with our asset optimization program. Pre-tax realized margins recorded to earnings related to our asset optimization program were $1.4 million and $5.0 for the quarters ended December 31, 2008 and 2007, respectively.
     Accounting Standards Adopted in the Current Period
     Fair Value. Effective October 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, as amended, for our financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit assets or liabilities to be measured at fair value, and does not require any new fair value measurements. Additionally, SFAS No. 157 requires retrospective application to financial instruments that were measured at fair value upon initial recognition at the transaction price, in accordance with EITF 02-3. Upon adoption, the differences between the carrying amounts and the fair values of these instruments were recognized as a cumulative-effect adjustment to the opening balance of retained earnings or other appropriate components of net assets. As a result, WGL Holdings recorded a pre-tax $1.7 million cumulative-effect adjustment ($1.0 million after-tax) to increase the opening balance of retained earnings. Additionally, Washington Gas recorded a $4.7 million cumulative effect adjustment to the opening balance of regulatory assets, as these differences relate to gas costs that will be recoverable from customers. Refer to Note 9—Fair Value of Financial Instruments for the required disclosures under this standard.
     Derivative Instruments. In April 2007, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FIN 39-1, Amendment of FASB Interpretation No. 39. This FSP amends FIN 39, Offsetting of Amounts Related to Certain Contracts, to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133). Additionally, it permits a reporting entity to offset the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The guidance in this FSP was effective for us on October 1, 2008. As a result of the implementation of this standard, we will net the fair value recorded for each of our cash collateral positions against the net fair value amounts recorded for the associated derivative instruments executed under the same master netting arrangement. Refer to Note 8—Derivative and Weather-Related Instruments for the required disclosures under this standard.
     Other Newly Issued Accounting Standards
     Fair Value. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Postretirement Benefits. In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132(R)-1). FSP FAS 132(R)-1 contains amendments to FASB Statement 132(R) that are intended to improve disclosures of postretirement benefit plan assets. This FSP requires; (i) increased disclosure on how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (ii) the major categories of plan assets; (iii) the inputs and valuation techniques used to measure the fair value of plan assets; (iv) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (v) significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for us on September 30, 2010. We are currently evaluating the possible effect of this standard on our consolidated financial statements.
     Derivative Instruments. In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This statement requires qualitative disclosures about fair value amounts, gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for us on January 1, 2009. This standard will expand our derivative disclosures beginning with our March 31, 2009 fiscal quarter.
     Other. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for us on October 1, 2009. We are currently evaluating the possible effect of this standard on our consolidated financial statements.
NOTE 2. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

     The tables below provide details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets for both WGL Holdings and Washington Gas.

WGL Holdings, Inc.

(In thousands)	Dec. 31, 2008	Sept. 30, 2008

Accounts payable — trade	$297,680	$204,283
Employee benefits and payroll accruals	13,898	22,823
Other accrued liabilities	15,274	16,017

Total	$326,852	$243,123

Washington Gas Light Company

(In thousands)	Dec. 31, 2008	Sept. 30, 2008

Accounts payable — trade	$195,065	$131,630
Employee benefits and payroll accruals	13,432	20,631
Other accrued liabilities	11,791	13,799

Total	$220,288	$166,060

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3. SHORT-TERM DEBT

     WGL Holdings and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. We maintain revolving credit agreements to support our outstanding commercial paper and to permit short-term borrowing flexibility. Our policy is to maintain bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. The following is a summary of our committed credit available at December 31, 2008.

Committed Credit Available (In millions)

Committed credit agreements	WGL Holdings	Washington Gas

Unsecured revolving credit facility, expires August 3, 2012 (a)	$400.0	$300.0
Unsecured credit agreements, expire February 28, 2009	—	25.0
Unsecured credit agreement, expires May 27, 2009	—	75.0
Unsecured credit agreement, expires May 29, 2009	—	15.0
Unsecured credit agreement, expires September 19, 2009	—	10.0

Total committed credit agreements	$400.0	$425.0
Less: Commercial Paper	(114.0)	(251.3)

Net committed credit available	$286.0	$173.7

(a)	Both WGL Holdings and Washington Gas have the right to request extensions with the banks’ approval. WGL Holdings’ revolving credit facility permits it to borrow an additional $50 million, with the banks’ approval, for a total of $450 million. Washington Gas’s revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $400 million.
     At December 31, 2008 and September 30, 2008, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper and bank loans from revolving credit facilities of $365.3 million and $271.0 million, respectively, at a weighted average interest rate of 0.95 percent and 2.92 percent, respectively. At December 31, 2008 and September 30, 2008, the weighted average interest rate on Washington Gas’s borrowings was 0.90 percent and 2.75 percent, respectively.
     Of the outstanding notes payable balance at December 31, 2008, $114.0 million and $251.3 million was commercial paper issued by WGL Holdings and Washington Gas, respectively. As of December 31, 2008, there were no outstanding borrowings under WGL Holdings or Washington Gas’s credit agreements. Of the outstanding notes payable balance at September 30, 2008, $23.0 million and $231.0 million was commercial paper issued by WGL Holdings and Washington Gas, respectively. As of September 30, 2008, WGL Holdings had $17.0 million in outstanding borrowings under its revolving credit facility and there were no outstanding borrowings under Washington Gas’s credit agreements.
NOTE 4. LONG-TERM DEBT

     UNSECURED MEDIUM-TERM NOTES
     Washington Gas issues unsecured Medium-Term Notes (MTNs) with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance. At December 31, 2008, Washington Gas had the capacity, under a shelf registration that was declared effective by the Securities and Exchange Commission on June 8, 2006, to issue up to $200.0 million of additional MTNs. At December 31, 2008 and September 30, 2008, outstanding MTNs were $689.0 million and $664.0 million, respectively. At December 31, 2008 and September 30, 2008, the weighted average interest rate on all outstanding MTNs was 6.03 percent and 5.95 percent, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     In October 2008, Washington Gas retired $25.0 million of 5.49 percent MTNs. On December 5, 2008, Washington Gas issued $50.0 million of 7.46 percent fixed rate MTNs due December 5, 2018. Proceeds from this MTN were used by Washington Gas to replace matured MTNs and for general corporate purposes, including funding capital expenditures and working capital needs, and repaying commercial paper.
     In the latter half of fiscal year 2009, $50 million of MTNs will mature and may be repaid by proceeds from the sale of new MTNs, the sale of commercial paper, bank loans or a combination of those sources of funds. Washington Gas maintains adequate access to capital markets to meet its liquidity requirements.
NOTE 5. COMMON SHAREHOLDERS’ EQUITY

     The tables below reflect the components of “Common shareholders’ equity” for WGL Holdings and Washington Gas as of December 31, 2008 and September 30, 2008.

WGL Holdings, Inc. Components of Common Shareholders’ Equity

(In thousands, except shares)	Dec. 31, 2008	Sept. 30, 2008

Common stock, no par value, 120,000,000 shares authorized, 50,111,829 and 49,916,883 shares issued, respectively	$513,551	$507,105
Paid-in capital	11,495	14,398
Retained earnings	565,660	527,812
Accumulated other comprehensive loss, net of taxes	(1,702)	(1,751)

Total	$1,089,004	$1,047,564

Washington Gas Light Company Components of Common Shareholder’s Equity

(In thousands, except shares)	Dec. 31, 2008	Sept. 30, 2008

Common stock, $1 par value, 80,000,000 shares authorized, 46,479,536 shares issued	$46,479	$46,479
Paid-in capital	467,108	467,761
Retained earnings	458,743	422,560
Accumulated other comprehensive loss, net of taxes	(1,702)	(1,751)

Total	$970,628	$935,049

NOTE 6. COMPREHENSIVE INCOME

     The tables below reflect the components of “Comprehensive income” for the three months ended December 31, 2008 and 2007 for WGL Holdings and Washington Gas. Items that are excluded from “Net income” and charged directly to “Common shareholders’ equity” are recorded in “Other comprehensive income, net of taxes.” The amount of “Accumulated other comprehensive loss, net of taxes” is included in “Common shareholders’ equity” (refer to Note 5—Common Shareholders’ Equity).

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc. Components of Comprehensive Income

	Three Months Ended
	December 31,
(In thousands)	2008	2007

Net income applicable to common stock	$54,625	$47,197
Other comprehensive income, net of taxes (a)	49	118

Comprehensive income	$54,674	$47,315

(a)	Amounts relate to postretirement benefits.

Washington Gas Light Company Components of Comprehensive Income

	Three Months Ended
	December 31,
(In thousands)	2008	2007

Net income before preferred stock dividends	$53,928	$44,300
Other comprehensive income, net of taxes (a)	49	118

Comprehensive income	$53,977	$44,418

(a)	Amounts relate to postretirement benefits.
NOTE 7. EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for WGL Holdings for the three months ended December 31, 2008 and 2007.

Basic and Diluted EPS

	Net		Per Share
(In thousands, except per share data)	Income	Shares	Amount

Three Months Ended December 31, 2008
Basic EPS	$54,625	50,022	$1.09

Stock-based compensation plans	—	186

Diluted EPS	$54,625	50,208	$1.09

Three Months Ended December 31, 2007
Basic EPS	$47,197	49,416	$0.96

Stock-based compensation plans	—	229

Diluted EPS	$47,197	49,645	$0.95

     For the three months ended December 31, 2008, we had weighted average outstanding stock options totaling approximately 697,000 shares, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the three months ended December 31, 2007, we did not exclude any weighted average outstanding stock options from the calculation of diluted EPS.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 8. DERIVATIVE AND WEATHER-RELATED INSTRUMENTS

     DERIVATIVE INSTRUMENTS
     Regulated Utility Operations
     Washington Gas enters into certain contracts related to the sale and purchase of natural gas that qualify as derivative instruments and are accounted for under SFAS No. 133. These derivative instruments are recorded at fair value on our balance sheets. These contracts relate primarily to Washington Gas’s asset optimization program, as well as certain contracts related to the purchase of gas to serve utility customers. Washington Gas does not designate these derivatives as hedges under SFAS No. 133; therefore, any changes in fair value are recorded through earnings, or as regulatory assets or liabilities, to the extent that gains and losses associated with these derivative instruments will be included in the rates charged to customers. In connection with these derivative instruments, Washington Gas recorded to earnings pre-tax gains of $12.2 million and $258,000 for the three months ended December 31, 2008 and 2007, respectively. These amounts are principally reflected in “Utility cost of gas”, with amounts shared with Maryland customers reflected in “Operating revenues — utility”. Refer to Note 1—Accounting Policies for a further discussion of our asset optimization program.
     Non-Utility Operations
     Our non-regulated retail energy-marketing subsidiary, WGEServices, enters into certain contracts related to the sale and purchase of natural gas and electricity that qualify as derivative instruments, and are accounted for under SFAS No. 133. These derivative instruments are recorded at fair value on our consolidated balance sheets. WGEServices does not designate these derivatives as hedges under SFAS No. 133; therefore, changes in the fair value of these derivative instruments are reflected in the earnings of our retail energy-marketing segment. In connection with these derivative instruments, WGEServices recorded pre-tax losses of $14.0 million and $1.7 million for the three months ended December 31, 2008 and 2007, respectively. These amounts are recorded in the line items “Non-utility cost of energy-related sales” and “Operating revenues—non-utility.”
     Consolidated Operations
     The following table summarizes the balance sheet classification for all derivative instruments with open positions for both WGL Holdings and Washington Gas. Reflected in the table for WGL Holdings are derivative instruments for both Washington Gas and WGEServices.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc. Balance Sheet Classification of Open Positions on Derivative Instruments

	December 31, 2008			September 30, 2008
	Derivative	Netting of		Derivative	Netting of
(In millions)	Positions	Collateral	Total	Positions	Collateral	Total

Assets
Other current assets	$23.4	$—	$23.4	$12.0	$—	$12.0
Deferred charges and other assets—other	5.0	—	5.0	5.9	—	5.9

Total assets	$28.4	$—	$28.4	$17.9	$—	$17.9

Liabilities
Other current liabilities	$43.0	$(1.9)	$41.1	$43.7	$—	$43.7
Deferred credits — other	11.2	(0.1)	11.1	13.2	—	13.2

Total liabilities	$54.2	$(2.0)	$52.2	$56.9	$—	$56.9

Washington Gas Light Company Balance Sheet Classification of Open Positions on Derivative Instruments

	December 31, 2008			September 30, 2008
	Derivative	Netting of		Derivative	Netting of
(In millions)	Positions	Collateral	Total	Positions	Collateral	Total

Assets
Other current assets	$14.7	$—	$14.7	$4.9	$—	$4.9
Deferred charges and other assets—other	4.3	—	4.3	5.4	—	5.4

Total assets	$19.0	$—	$19.0	$10.3	$—	$10.3

Liabilities
Other current liabilities	$25.7	$—	$25.7	$32.7	$—	$32.7
Deferred credits — other	9.1	—	9.1	13.2	—	13.2

Total liabilities	$34.8	$—	$34.8	$45.9	$—	$45.9

     At December 31, 2008 and September 30, 2008, WGL Holdings had collateral receivables totaling $29.9 million and $400,000, respectively, which were not eligible to be offset under master netting arrangements. WGL Holdings had no collateral payables outstanding at either December 31, 2008 or September 30, 2008. Washington Gas had no collateral receivables or payables under master netting arrangements at either December 31, 2008 or September 30, 2008.
     WEATHER-RELATED INSTRUMENTS
     Regulated Utility Operations
     On October 1, 2008, Washington Gas purchased heating degree day (HDD) derivatives to protect against variations from normal weather in the District of Columbia from October 1, 2008 through September 30, 2009. During fiscal year 2008, Washington Gas had weather insurance to protect against warmer-than normal weather in the District of Columbia.
     Our weather protection instruments are accounted for under EITF Issue No. 99-2, Accounting for Weather Derivatives. Benefits or losses are recognized to the extent actual HDDs are less than or greater than the contracted HDDs. The cost of our weather-related instruments is amortized based on the pattern of normal HDDs over the coverage period. The expenses or benefits that are derived from our weather-related instruments are not considered in establishing the retail rates of Washington Gas.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     During the quarter ended December 31, 2008, Washington Gas recorded a pre-tax loss of $1.8 million, including amortization expense, related to its weather derivatives as a result of colder-than-normal weather during the period. For the same quarter of the prior year, Washington Gas recorded a $118,000 benefit, net of premium costs, related to its insurance policy as a result of the warmer-than-normal weather experienced in that period. Benefits and expenses associated with Washington Gas’s weather-related instruments are recorded to “Operation and maintenance” expense.
     Non-Utility Operations
     WGEServices utilizes weather-related derivatives for managing the financial effects of weather risks. These derivatives cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts may pay WGEServices a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. Similar to Washington Gas’s weather instruments, these contracts are accounted for under the guidelines in EITF Issue No. 99-2. For the three months ended December 31, 2008 and 2007, WGEServices recorded pre-tax amortization expense of $448,000 and $403,000, respectively, related to these derivatives.
NOTE 9. FAIR VALUE MEASUREMENTS

      Effective October 1, 2008, we adopted SFAS No. 157 for our financial assets and liabilities that are required to be measured at fair value on a recurring basis. These financial assets and liabilities primarily consist of energy-related derivatives recorded on our balance sheet under SFAS No. 133 as well as long-term debt and preferred stock outstanding that are required to be disclosed at fair value on an annual basis. Under SFAS No. 157, fair value is defined as the exit price, representing the amount that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To value our financial instruments, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about credit risk (both our own credit risk and the counterparty’s credit risk) and the risks inherent in the inputs to our valuation technique, the income approach.
      We enter into derivative contracts in the over-the-counter (OTC) wholesale and retail markets. These markets are the principal markets for the respective wholesale and retail contracts. We have determined that all of our existing counterparties and others who have participated in energy transactions at our delivery points are the relevant market participants. These participants have access to the same market data as WGL Holdings. We value our derivative contracts based on an “in-exchange” premise and valuations are generally based on pricing service data or indicative broker quotes depending on the market location. We measure the net credit exposure at a counterparty level where the right to set-off exists. The net exposure is determined using the mark-to-market exposure adjusted for collateral, letters of credit and parent guarantees. We use published default rates from Standard & Poor’s Ratings Services and Moody’s Investors Service as inputs for the determination of credit adjustments.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
      SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy under SFAS No. 157 are described below:
     Level 1. Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. Level 1 assets and liabilities primarily include exchange traded derivatives and securities. At December 31, 2008, we do not have any financial assets or liabilities in this category.
     Level 2. Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs that are corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions including: (i) quoted forward prices for commodities, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At December 31, 2008, level 2 financial assets and liabilities included non-exchange traded energy-related derivatives such as financial swaps and options and physical forward contracts for deliveries at active market locations.
     Level 3. Level 3 of the fair value hierarchy consists of assets or liabilities that are valued using significant unobservable inputs at the reporting date. These unobservable assumptions reflect our assumptions about estimates that market participants would use in pricing the asset or liability, including historical volatility and pricing data when delivery is to inactive market locations. These inputs may be used with industry standard valuation methodologies that result in our best estimate of fair value for the assets or liabilities at the reporting date. At December 31, 2008, OTC derivative assets and liabilities in this category included: (i) physical contracts valued with significant basis adjustments to observable market data when delivery is to inactive market locations; (ii) long-dated positions where observable pricing is not available over the life of the contract; (iii) contracts valued using historical volatility assumptions and (iv) valuations using indicative broker quotes for inactive market locations.
     The following table sets forth financial instruments recorded at fair value on a recurring basis as of December 31, 2008. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Fair Value Measurements Under the Fair Value Hierarchy at December 31, 2008 Energy-Related Derivative Assets and Liabilities

(In millions)	WGL Holdings		Washington Gas
	Assets	Liabilities	Assets	Liabilities

Level 1	$—	$—	$—	$—
Level 2	55.0	(78.6)	52.8	(61.9)
Level 3	26.8	(29.0)	16.6	(23.3)
Counterparty and cash collateral netting	(53.4)	55.4	(50.4)	50.4

Total	$28.4	$(52.2)	$19.0	$(34.8)

     The following table is a summary of the changes in the fair value of our energy-related derivative assets (liabilities) that are measured at net fair value on a recurring basis in accordance with SFAS No. 157 using significant Level 3 inputs during the three month period ended December 31, 2008.

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	WGL Holdings	Washington Gas

Balance at October 1, 2008	$(9.1)	$(17.0)
Realized and unrealized gains (losses)
Recorded to income	2.6	4.7
Recorded to regulatory assets — gas costs	4.6	4.6
Transfers in and/or out of Level 3	—	—
Purchases and settlements, net	(0.3)	1.0

Balance at December 31, 2008	$(2.2)	$(6.7)

     The table below sets forth the line items on the Statements of Income of the amounts recorded to income for the three months ended December 31, 2008, related to fair value measurements using significant level 3 inputs.

Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements

(In millions)	WGL Holdings	Washington Gas

Operating revenues — non-utility	$4.5	$—
Utility cost of gas	4.7	4.7
Non-utility cost of energy-related sales	(6.6)	—

Total	$2.6	$4.7

     Unrealized gains (losses) for the three months ended December 31, 2008 attributable to derivative assets and liabilities measured using significant Level 3 inputs at December 31, 2008 were recorded as follows:

Unrealized Gains (Losses) Recorded for Level 3 Measurements

(In millions)	WGL Holdings	Washington Gas

Recorded to income
Operating revenues — non-utility	$3.9	$—
Utility cost of gas	4.6	4.6
Non-utility cost of energy-related sales	(5.2)	—
Recorded to regulatory assets — gas costs	4.2	4.2

Total	$7.5	$8.8

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 10. OPERATING SEGMENT REPORTING

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
     The same accounting policies applied in preparing our consolidated financial statements also apply to the reported segments. While net income or loss is the primary criterion for measuring a segment’s performance, we also evaluate our operating segments based on other relevant factors, such as penetration into their respective markets and return on equity. The following tables present operating segment information for the three months ended December 31, 2008 and 2007.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information

		Non-Utility Operations
	Regulated	Retail Energy-	Design-Build
(In thousands)	Utility	Marketing	Energy Systerms	Other Activities	Eliminations	Consolidated

Three Months Ended December 31, 2008

Operating Revenues (a)	$530,640	$293,845	$9,778	$(16)	$(8,159)	$826,088

Operating Expenses:
Cost of Energy-Related Sales	314,943	284,939	7,299	—	(8,159)	599,022
Operation	51,093	6,831	1,151	608	—	59,683
Maintenance	10,651	—	—	—	—	10,651
Depreciation and Amortization	23,860	207	14	—	—	24,081
General Taxes and Other Assessments:
Revenue Taxes	17,278	129	—	—	—	17,407
Other	12,305	678	29	8	—	13,020

Total Operating Expenses	430,130	292,784	8,493	616	(8,159)	723,864

Operating Income (Loss)	100,510	1,061	1,285	(632)	—	102,224
Other Income (Expenses)—Net	(232)	10	75	450	(286)	17
Interest Expense	11,785	290	—	390	(286)	12,179
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	330
Income Tax Expense (Benefit)	34,446	331	528	(198)	—	35,107

Net Income (Loss) Applicable to Common Stock	$53,717	$450	$832	$(374)	$—	$54,625

Total Assets	$3,299,148	$346,371	$23,583	$138,221	$(169,881)	$3,637,442

Capital Expenditures/Investments	$30,392	$1,167	$14	$1	$—	$31,574

Three Months Ended December 31, 2007

Operating Revenues (a)	$464,428	$285,267	$4,414	$(5)	$(2,478)	$751,626

Operating Expenses:
Cost of Energy-Related Sales	268,279	271,877	3,666	—	(2,478)	541,344
Operation	50,867	6,321	384	767	—	58,339
Maintenance	10,510	—	—	—	—	10,510
Depreciation and Amortization	24,046	199	10	—	—	24,255
General Taxes and Other Assessments:
Revenue Taxes	15,453	137	—	—	—	15,590
Other	10,882	739	23	9	—	11,653

Total Operating Expenses	380,037	279,273	4,083	776	(2,478)	661,691

Operating Income (Loss)	84,391	5,994	331	(781)	—	89,935
Other Income (Expenses)—Net	536	—	114	506	(568)	588
Interest Expense	12,151	564	—	590	(568)	12,737
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	330
Income Tax Expense (Benefit)	28,244	2,149	172	(306)	—	30,259

Net Income (Loss) Applicable to Common Stock	$44,202	$3,281	$273	$(559)	$—	$47,197

Total Assets	$3,199,390	$299,971	$14,814	$102,678	$(157,965)	$3,458,888

Capital Expenditures/Investments	$29,957	$70	$83	$—	$—	$30,110

(a)	Operating revenues are reported gross of revenue taxes. Revenue taxes of both the regulated utility and the retail energy-marketing segments include gross receipt taxes. Revenue taxes of the regulated utility segment also include PSC fees, franchise fees and energy taxes

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 11. RELATED PARTY TRANSACTIONS

     WGL Holdings and its subsidiaries engage in transactions among each other during the ordinary course of business. Intercompany transactions and balances have been eliminated from the consolidated financial statements of WGL Holdings. Washington Gas provides accounting, treasury, legal and other administrative and general support to affiliates, and files consolidated tax returns that include affiliated taxable transactions. The actual costs of these services are billed to the appropriate affiliates and, to the extent such billings are not yet paid, they are reflected in “Receivables from associated companies” on Washington Gas’s balance sheets. Washington Gas assigns or allocates these costs directly to its affiliates and, therefore, does not recognize revenues or expenses associated with providing these services.
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
     At December 31, 2008 and September 30, 2008, the Washington Gas Balance Sheets reflected a receivable from associated companies of $5.7 million and $4.6 million, respectively. At December 31, 2008 and September 30, 2008, the Washington Gas Balance Sheets reflected a payable to associated companies of $35.4 million and $22.7 million, respectively, related to the activities described above.
     Additionally, Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGEServices. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services and the related sales and purchases of natural gas, Washington Gas charged WGEServices, an affiliated energy marketer, $8.2 million and $2.5 million for the three months ended December 31, 2008 and 2007, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.
     As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGEServices has recognized an accounts receivable from Washington Gas in the amount of $10.7 million and $5.4 million at December 31, 2008 and September 30, 2008, respectively, related to an imbalance in gas volumes. Due to regulatory treatment, these receivables are not eliminated in the consolidated financial statements of WGL Holdings. These imbalances are typically settled by adjusting natural gas deliveries in subsequent periods.
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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     District of Columbia Jurisdiction
     Recovery of Heavy Hydrocarbon (HHC) Costs. On May 1, 2006, Washington Gas filed two tariff applications with the Public Service Commission of the District of Columbia (PSC of DC) requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the utility to recover from its delivery service customers the costs of HHCs that are being injected into Washington Gas’s natural gas distribution system to treat vaporized liquefied natural gas from the Dominion Cove Point facility. Washington Gas had been recovering the costs of HHCs from sales customers in the District of Columbia through its Purchased Gas Charge (PGC) provision in this jurisdiction. On October 2, 2006, the PSC of DC issued an order rejecting Washington Gas’s proposed tariff revisions until the Public Service Commission of Maryland (PSC of MD) issued a final order related to this matter. On October 12, 2006, Washington Gas filed a Motion for Clarification requesting that the PSC of DC affirm that Washington Gas can continue collecting HHC costs from sales customers through its PGC provision or to record such HHC costs incurred as a regulatory asset pending a ruling by the PSC of DC on future cost recovery. On May 11, 2007, the PSC of DC directed Washington Gas to cease prospective recovery of the cost of HHCs through the PGC provision, with future HHC costs to be recorded as a “pending” regulatory asset. On November 16, 2007 the PSC of MD issued a Final Order in the relevant case supporting full recovery of the HHC costs in Maryland. On March 25, 2008, the PSC of DC issued an order stating that the consideration of Washington Gas’s HHC strategy will move forward and directed interested parties to submit filings reflecting a proposed procedural schedule. On June 6, 2008, Washington Gas and the District of Columbia Office of the People’s Counsel filed a joint response to the order proposing a procedural schedule and a list of issues for consideration in the case. The PSC of DC adopted the proposed issues list and approved a procedural schedule. Washington Gas and other parties have filed initial comments, discovery has been held and Washington Gas filed its reply comments on November 10, 2008.
     Maryland Jurisdiction
     Order on Previously Disallowed Purchased Gas Charges. Each year, the PSC of MD reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’s purchased gas costs are reasonable. On March 14, 2006, in connection with the PSC of MD’s annual review of Washington Gas’s gas costs that were billed to customers in Maryland from September 2003 through August 2004, a Hearing Examiner of the PSC of MD issued a proposed order approving purchased gas charges of Washington Gas for the twelve-month period ended August 2004, except for $4.6 million (pre-tax) of such charges that the Hearing Examiner recommended be disallowed because, in the opinion of the Hearing Examiner, they were not reasonably incurred. As a result, during the fiscal year ended September 30, 2006, Washington Gas accrued a liability of $4.6 million (pre-tax) related to the proposed disallowance of these purchased gas charges.
     Washington Gas filed appeals with the PSC of MD asserting that the Hearing Examiner’s recommendation was without merit. On February 5, 2009, the PSC of MD issued an Order that granted the appeal and reversed the findings of the Hearing Examiner. Accordingly, the gas costs at issue were deemed recoverable from rate payers. The PSC of MD’s Order concluded that the responsibility for recovery of these costs should be assigned to the specific group of customers associated with unbundled firm delivery service and directed Washington Gas to bill such costs to those customers over a 24-month period and to provide a credit to firm bundled sales customers over the same period. As a result of this Order, the liability recorded in fiscal year 2006 for this issue was reversed in the quarter ended December 31, 2008, and Washington Gas recorded income of $4.6 million (pre-tax) to “Operating revenues-utility”.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Performance-Based Rate Plans
     In recent rate case proceedings in all jurisdictions, Washington Gas requested permission to implement Performance-Based Rate (PBR) plans that include performance measures for customer service and an Earnings Sharing Mechanism (ESM) that enables Washington Gas to share with shareholders and customers the earnings that exceed a target rate of return on equity.
     Effective October 1, 2007, the Virginia State Corporation Commission (SCC of VA) approved the implementation of a PBR plan through the acceptance of a settlement stipulation, which includes: (i) a four-year base rate freeze; (ii) service quality measures to be determined in conjunction with the Staff of the SCC of VA and reported quarterly for maintaining a safe and reliable natural gas distribution system while striving to control operating costs; (iii) recovery of initial implementation costs associated with achieving Washington Gas’s business process outsourcing (BPO) initiatives over the four-year period of the PBR plan and (iv) an ESM that enables Washington Gas to share with shareholders and Virginia customers the earnings that exceed a target of 10.5 percent return on equity. The calculation of the ESM excludes $2.4 million of asset management revenues that are being refunded to customers as part of a new margin sharing agreement in Virginia. On an interim basis, we record the effects of the ESM based on year-to-date earnings in relation to estimated annual earnings as calculated for regulatory purposes. At December 31, 2008, Washington Gas had accrued a customer liability of $4.5 million for estimated sharing under the Virginia ESM related to fiscal year 2008 and the first quarter of fiscal year 2009.
     On November 16, 2007, the PSC of MD issued a Final Order in a rate case which established a phase-two proceeding to review Washington Gas’s request to implement a PBR plan and issues raised by the parties associated with Washington Gas’s BPO agreement. On September 4, 2008, a Proposed Order of Hearing Examiner was issued in this phase-two proceeding. Consistent with Washington Gas’s current accounting methodology, the Proposed Order approved 10-year amortization accounting for initial implementation costs related to Washington Gas’s BPO plan. At December 31, 2008, we had recorded a regulatory asset of $7.4 million, net of amortization related to initial implementation costs allocable to Maryland associated with our BPO plan. Washington Gas’s application seeking approval of a PBR plan, however, was denied. Additionally, the Proposed Order (i) directs Washington Gas to obtain an independent management audit related to issues raised in the phase-two proceeding and (ii) directs the initiation of a collaboration process in which Washington Gas is directed to engage in discussions with the Staff of the PSC of MD (MD Staff), the Maryland Office of People’s Counsel (MD OPC) and interested parties to develop appropriate customer service metrics and a periodic form for reporting results similar to the metrics filed by Washington Gas as part of the approved settlement in Virginia. This Proposed Order has been appealed by the MD Staff, the MD OPC and other parties. Washington Gas’s Reply Memorandum on Appeal was filed on November 5, 2008, and we are currently awaiting a final decision by the PSC of MD.
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
     On April 13, 2007, Washington Gas filed the portion of the depreciation study related to the Maryland jurisdiction. A separate proceeding was established on May 2, 2007, by the PSC of MD to review Washington Gas’s request to implement new depreciation rates. On October 25, 2007, Washington Gas filed a 2007 technical update of the Maryland depreciation study based on property, plant and equipment balances as of December 31, 2006. Hearings were held May 12 and 13, 2008. Initial briefs were filed on July 16, 2008 and reply briefs were filed on August 6, 2008. On October 15, 2008, a Proposed Order of Hearing Examiner was issued in Maryland, which would reduce Washington Gas’s annual depreciation expense related to the Maryland jurisdiction by approximately $11.2 million when new depreciation rates are implemented, with a corresponding decrease in annual revenues on a prospective basis to be reflected in future billing rates. Reflected in this reduction in depreciation expense, among other things, are: (i) a change in methodology for calculating accrued asset removal costs and (ii) the designation of certain insurance and relocation reimbursements as salvage value. This reduction in depreciation expense will not impact annual operating income and will not prevent the recovery of our capital investment; however, it will have the effect of deferring full recovery of our capital investment into future years. On November 14, 2008, Washington Gas and MD OPC noted appeals of the October 15, 2008 Proposed Order, thus suspending its effective date. Both Washington Gas and the MD OPC filed Memoranda on Appeal on November 24, 2008. Washington Gas, the MD OPC and the Staff of the PSC of MD filed Reply Memoranda on December 15, 2008. The PSC of MD will issue a final order after considering all of the arguments by the parties.
     NON-UTILITY OPERATIONS
     Construction Project Financing
     To fund certain of its construction projects, Washington Gas enters into financing arrangements with third-party lenders. As part of these financing arrangements, Washington Gas’s customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas then assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a note receivable representing its customers’ obligations to remit principal and interest and a long-term note payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the note receivable to the lender and removes both the note receivable and the long-term financing from its financial statements. As of December 31, 2008, work on these construction projects that was not completed or accepted by customers was valued at $18.4 million, which is recorded on the balance sheet as a note receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Once the project is accepted by the customer, the lender will have no recourse against Washington Gas related to this long-term debt.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (concluded)
Notes to Consolidated Financial Statements (Unaudited)
     Financial Guarantees
     WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At December 31, 2008, these guarantees totaled $461.2 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. WGL Holdings also issued guarantees totaling $3.0 million at December 31, 2008 that were made on behalf of certain of our non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $464.2 million, $60,000 expired on January 31, 2009 and $8.0 million and $9.0 million are due to expire on June 30, 2009 and December 31, 2009, respectively. The remaining guarantees do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
NOTE 13. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

     The following tables show the components of net periodic benefit costs (income) recognized in our financial statements during the three months ended December 31, 2008 and 2007:

Components of Net Periodic Benefit Costs (Income)

	Three Months Ended December 31,
	2008		2007
	Pension	Health and	Pension	Health and
(In thousands)	Benefits	Life Benefits	Benefits	Life Benefits

Components of net periodic benefit costs (income)
Service cost	$2,117	$1,278	$2,448	$2,201
Interest cost	10,678	6,257	9,920	6,258
Expected return on plan assets	(12,888)	(4,492)	(13,232)	(4,368)
Amortization of prior service cost	429	(1,005)	458	—
Amortization of actuarial loss	104	1,231	204	1,972
Amortization of transition obligation	—	271	—	310

Net periodic benefit cost (income)	440	3,540	(202)	6,373

Amount allocated to construction projects	30	(499)	114	(642)
Amount deferred as regulatory asset/liability—net	(990)	800	(873)	378
Other	(25)	5	(46)	6

Amount charged (credited) to expense	$(545)	$3,846	$(1,007)	$6,115

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

INTRODUCTION
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) analyzes the financial condition, results of operations and cash flows of WGL Holdings, Inc. (WGL Holdings) and its subsidiaries and should be read in conjunction with our unaudited financial statements and the accompanying notes in this quarterly report, as well as our combined Annual Report on Form 10-K for WGL Holdings and Washington Gas Light Company (Washington Gas) for the fiscal year ended September 30, 2008 (2008 Annual Report). Except where the content clearly indicates otherwise, “WGL Holdings,” “we,” “us” or “our” refers to the holding company or the consolidated entity of WGL Holdings and all of its subsidiaries.
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
     Regulated Utility. With approximately 91 percent of our consolidated total assets, the regulated utility segment consists of Washington Gas and Hampshire Gas Company (Hampshire). Washington Gas, a wholly owned subsidiary of WGL Holdings, delivers natural gas to retail customers in accordance with tariffs approved by the regulatory commissions that have jurisdiction over Washington Gas’s rates. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third-party marketers.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
In its rates charged to utility customers, Washington Gas generally does not earn a profit or incur a loss associated with the sale of the natural gas commodity because regulation requires Washington Gas to bill these customers for the natural gas commodity at the same cost that Washington Gas incurs. However, Washington Gas has an asset optimization program which utilizes Washington Gas’s storage and transportation capacity resources when not fully being used to physically serve utility customers by entering into commodity-related physical and financial contracts with third parties with the objective of deriving a profit to be shared with its utility customers (refer to the section entitled “Market Risk” for a further discussion of our asset optimization program). Unless otherwise noted, therm deliveries shown related to Washington Gas or the regulated utility segment do not include therms delivered related to our asset optimization program.
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
     Retail Energy-Marketing. The retail energy-marketing segment consists of the operations of Washington Gas Energy Services, Inc. (WGEServices), a wholly-owned subsidiary of Washington Gas Resources. WGEServices competes with regulated utilities and other unregulated third-party marketers to sell natural gas and/or electricity directly to residential, commercial and industrial customers in Maryland, Virginia, Delaware and the District of Columbia. WGEServices contracts for its supply needs and buys and resells natural gas and electricity with the objective of earning a profit through competitively-priced contracts with end-users. These commodities are delivered to retail customers through the distribution systems owned by regulated utilities such as Washington Gas or other unaffiliated natural gas or electric utilities. WGEServices is also expanding its renewable energy and energy conservation product and service offerings. During the quarter ended December 31, 2008, WGEServices contracted for and completed the construction of a renewable-energy generating facility which includes ownership of the operational asset. Other than this facility, WGEServices does not own or operate any natural gas or electric generation, production, transmission or distribution assets. Continued expansion may include the ownership of other renewable energy producing assets.
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
     Net Income and Diluted Earnings Per Share. In our review of overall operating results for both WGL Holdings on a consolidated basis and for each segment, we analyze net income and diluted earnings per share as calculated under Generally Accepted Accounting Principles in the United States of America (GAAP).

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Return on Average Common Equity. This measure is calculated by dividing twelve months ended net income by average common shareholders’ equity. For Washington Gas, we compare the actual return on common equity with the return on common equity that is allowed to be earned by regulators and the return on equity that is necessary for us to compensate investors sufficiently and to continue to attract capital.
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
     Utility Net Revenues and Gross Margins. We analyze the operating results of the regulated utility segment using utility net revenues and the retail energy-marketing segment using gross margins. Both utility net revenues and gross margins are calculated as revenues less the associated cost of energy and applicable revenue taxes. We believe utility net revenues is a better measure to analyze profitability than gross operating revenues or gross cost of energy for our regulated utility segment because the cost of the natural gas commodity and revenue taxes are generally included in the rates that Washington Gas charges to customers as reflected in operating revenues. Accordingly, changes in the cost of gas and revenue taxes associated with sales made to customers generally have no direct effect on utility net revenues, operating income or net income. We consider gross margins to be a better reflection of profitability than gross revenues or gross energy costs for our retail energy-marketing segment because gross margins are a direct measure of the success of our core strategy for the sale of natural gas and electricity.
     Neither utility net revenues nor gross margins should be considered as an alternative to, or a more meaningful indicator of, our operating performance than operating income or net income. Our measures of utility net revenues and gross margins may not be comparable to similarly titled measures of other companies. Refer to the sections entitled “Results of Operations—Regulated Utility Operating Results” and “Results of Operations—Non-Utility Operating Results” for the calculation of utility net revenues and gross margins, respectively, as well as a reconciliation to operating income and net income for both segments.
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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     For a further discussion of the factors listed above, refer to Management’s Discussion within the 2008 Annual Report. Also, refer to the section entitled “Safe Harbor for Forward-Looking Statements” included in this quarterly report for a listing of forward-looking statements related to factors affecting WGL Holdings and Washington Gas.
CRITICAL ACCOUNTING POLICIES
     The preparation of financial statements and related disclosures in compliance with GAAP requires the selection and the application of appropriate technical accounting rules to the relevant facts and circumstances of our operations, as well as our use of estimates to compile the consolidated financial statements. The application of these accounting policies involves judgment regarding estimates and projected outcomes of future events, including the likelihood of success of particular regulatory initiatives, the likelihood of realizing estimates for legal and environmental contingencies and the probability of recovering costs and investments in both the regulated utility and non-utility business segments.
     We have identified the following critical accounting policies that require our judgment and estimation, where the resulting estimates may have a material effect on the consolidated financial statements:
•	accounting for unbilled revenue and cost of gas recognition;

•	accounting for regulatory operations — regulatory assets and liabilities;

•	accounting for income taxes;

•	accounting for contingencies;

•	accounting for derivative instruments and

•	accounting for pension and other post-retirement benefit plans.
     For a description of these critical accounting policies, refer to Management’s Discussion within the 2008 Annual Report. Refer to Note 1 of the Notes to Consolidated Financial Statements in this quarterly report for a discussion of newly implemented accounting policies.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
WGL HOLDINGS, INC.
     RESULTS OF OPERATIONS — Three Months Ended December 31, 2008 vs. December 31, 2007
     Summary Results
     WGL Holdings reported net income of $54.6 million, or $1.09 per share, for the three months ended December 31, 2008, an increase of $7.4 million, or $0.14 per share over net income of $47.2 million, or $0.95 per share, reported for the three months ended December 31, 2007. For the twelve-month periods ended December 31, 2008 and 2007, we earned a return on average common equity of 11.8 and 11.2 percent, respectively.
     The comparison of results for the three month period ended December 31, 2008 compared to the same period of the prior fiscal year primarily reflects increased earnings from our regulated utility segment, partially offset by decreased earnings from our retail energy-marketing segment.
     The following table summarizes our net income (loss) by operating segment for the three months ended December 31, 2008 and 2007.

Net Income (Loss) by Operating Segment

	Three Months Ended
	December 31,		Increase/
(In millions)	2008	2007	(Decrease)

Regulated Utility	$53.7	$44.2	$9.5
Non-utility operations:
Retail energy-marketing	0.5	3.3	(2.8)
Design-Build Energy Systems	0.8	0.3	0.5
Other, principally non-utility activities	(0.4)	(0.6)	0.2

Total non-utility	0.9	3.0	(2.1)

Net Income	$54.6	$47.2	$7.4

     Regulated Utility Operating Results
     The following table summarizes the regulated utility segment’s operating results for the three months ended December 31, 2008 and 2007.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results

	Three Months Ended
	December 31,		Increase/
(In millions)	2008	2007	(Decrease)

Utility net revenues:
Operating revenues	$530.6	$464.4	$66.2
Less: Cost of gas	314.9	268.3	46.6
Revenue taxes	17.3	15.4	1.9

Total utility net revenues	198.4	180.7	17.7
Operation and maintenance	61.7	61.4	0.3
Depreciation and amortization	23.9	24.0	(0.1)
General taxes and other assessments—other	12.3	10.9	1.4

Operating income	100.5	84.4	16.1
Interest expense	11.8	12.2	(0.4)
Other (income) expenses-net, including preferred stock dividends	0.6	(0.2)	0.8
Income tax expense	34.4	28.2	6.2

Net income	$53.7	$44.2	$9.5

     The regulated utility segment’s net income was $53.7 million for the three months ended December 31, 2008, an increase of $9.5 million over net income of $44.2 million for the same three-month period of the prior fiscal year. This increase in net income primarily reflects: (i) an increase in unrealized mark-to-market valuations associated with our asset optimization program, partially offset by a decrease in realized margins associated with this program; (ii) an increase of 7,590 average active customer meters from the prior quarter; (iii) an increase in the recovery of carrying costs on higher average storage gas inventory balances and (iv) the reversal of a reserve for disallowed natural gas costs in Maryland due to a February 5, 2009 Order from the Public Service Commission of Maryland (PSC of MD). Partially offsetting these improvements were the negative effects of changes in natural gas consumption patterns and the timing of prior year rate relief in Maryland.
     Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between the three months ended December 31, 2008 and 2007.

Composition of Changes in Utility Net Revenues

Increase /
(In millions)	(Decrease)

Customer growth	$2.0
Estimated Weather effects — Offset by weather insurance and derivative products	3.5
Estimated change in natural gas consumption patterns	(3.9)
Timing of prior year Maryland rate relief	(4.3)
Gas administrative charge (GAC)	1.9
Asset optimization:
Realized margins	(3.6)
Unrealized mark-to-market valuations	13.0
Lower of cost or market adjustment	0.9
Storage carrying costs	3.0
Reversal of reserve for natural gas costs	4.6
Earnings Sharing Mechanism (ESM)	1.0
Regulatory adjustment	(1.1)
Other	0.7

Total	$17.7

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Customer growth — Average active customer meters increased 7,590 for the three months ended December 31, 2008 compared to the same quarter of the prior fiscal year.
     Estimated weather effects — Washington Gas currently has a weather protection strategy that is designed to neutralize the estimated financial effects of variations from normal weather on net income (refer to the section entitled “Weather Risk” for a further discussion of our weather protection strategy). As part of this strategy, on October 1, 2008, Washington Gas purchased weather derivatives to protect against variations from normal weather in the District of Columbia. Washington Gas had weather insurance in fiscal year 2008 related to the District of Columbia, which allowed us to retain the benefits of colder-than-normal weather. Both the effects of weather insurance and weather derivatives are recorded to “Operation and maintenance expenses”.
     Weather, when measured by heating degree days (HDDs), was 13.4 percent colder than normal in the first quarter of fiscal year 2009, as compared to 8.5 percent warmer than normal for the same quarter of fiscal year 2008. Including the effects of our weather protection strategy, there were no estimated effects on net income from weather during the quarters ended December 31, 2008 or December 31, 2007.
     Estimated change in natural gas consumption patterns — Changes in natural gas consumption patterns may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per HDD that occur. Natural gas consumption patterns may also be affected by non-weather related factors.
     Timing of prior year Maryland rate relief — New rates went into effect in Maryland on November 27, 2007. Concurrently, we implemented new Revenue Normalization Adjustment (RNA) factors that allow us, in combination with our approved base rates, to recover anticipated revenues from customers regardless of changes in weather and customer usage. Individual monthly revenues that we can collect from our customers under the RNA reflect the pattern of customer usage during the test year used to set the new base rates. As results for the first quarter of fiscal year 2008 reflect a combination of customer usage patterns from two different test years, the RNA contributed incremental revenue in the first quarter of fiscal year 2008 as compared to the same period in fiscal year 2009.
     GAC — Represents a regulatory mechanism in all jurisdictions that partially offsets uncollectible accounts expense related to gas costs that is included in operation and maintenance expenses.
     Asset optimization — We recorded pre-tax unrealized gains of $10.3 million and pre-tax unrealized losses of $2.7 million for the three months ended December 31, 2008 and 2007, respectively, associated with our energy-related derivatives. When these derivatives settle, any unrealized amounts will ultimately be reversed, and Washington Gas will realize favorable margins as a result of these transactions. Pre-tax realized margins related to our asset optimization program were $1.4 million and $5.0 for the quarter ended December 31, 2008 and 2007, respectively. Included in realized margins for the three months ended December 31, 2008 was a $1.2 million loss (pre-tax) for settled derivatives related to the optimization of Washington Gas’s system storage capacity assets. No such activity occurred in the first quarter of the prior year. (Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for a further discussion of our asset optimization program).

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Storage carrying costs — Represents recoverable carrying costs based on the cost of capital approved in each jurisdiction, multiplied by the 12-month average balance of storage gas inventory. The comparison of fiscal year 2009 to 2008 reflects higher average storage gas inventory balances in fiscal year 2009 due to a significant increase in gas prices during the spring and summer of 2008.
     Reversal of reserve for natural gas costs — In the quarter ended December 31, 2008, Washington Gas recorded a $4.6 million (pre-tax) reversal of a reserve for disallowed natural gas costs in Maryland to income due to a February 5, 2009 Order from the PSC of MD. This Order resolved a contingency related to a proposed order issued by a Hearing Examiner of the PSC of MD in fiscal year 2006. Refer to the section entitled “Rates and Regulatory Matters” in Management’s Discussion for Washington Gas for a further discussion of this matter.
     Earnings Sharing Mechanism (ESM)— Washington Gas has an ESM in Virginia which enables the sharing of earnings that exceed a target rate of return on equity with shareholders and customers. For the three months ended December 31, 2008, we recorded $293,000 of income related to the ESM, which includes a $1.2 million (pre-tax) reduction to Washington Gas’s estimated liability for fiscal year 2008. For the three months ended December 31, 2007, Washington Gas recorded $743,000 (pre-tax) of expense related to the ESM. Refer to the section entitled “Rates and Regulatory Matters - Performance- Based Rate Plans” included in Management’s Discussion for Washington Gas for a further discussion of the ESM.
     Regulatory adjustment — Represents an adjustment of $1.1 million (pre-tax) made in fiscal year 2008 applicable to prior fiscal years as a result of an interpretive change in the calculation of interruptible revenue sharing in the District of Columbia.
     Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility for the three months ended December 31, 2008 compared to 2007.

Composition of Changes in Operation and Maintenance Expenses

Increase/
(in millions)	(Decrease)

Weather insurance and derivative products
Benefit/loss	$3.5
Cost	(1.6)
Business Process Outsourcing (BPO)	(1.5)
Labor and incentive plans	(1.0)
Employee benefits	(0.7)
Reversal of costs related to BPO	1.9
Other regulatary adjustment	0.9
Other operating expenses	(1.2)

Total	$0.3

     Weather insurance and derivative products — During the quarter ended December 31, 2008, Washington Gas recorded a loss of $1.7 million (pre-tax) related to its weather derivatives as a result of colder-than-normal weather during the period. For the same quarter of the prior year, Washington Gas recorded a $1.8 million benefit, related to its insurance policy as a result of the warmer-than-normal weather experienced in that period. The effect of these weather-related instruments are offset in utility net revenues. Additionally, Washington Gas incurred a cost of $105,000 related to its weather derivatives during the quarter ended December 31, 2008 compared to premium expense of $1.7 million for its weather derivatives for the prior fiscal quarter.
      Business Process Outsourcing — This favorable comparison of the quarter ended December 31, 2008 to 2007, reflects reduced labor and benefits as well as improved cost efficiencies from implementing the outsourcing initiative, partially offset by increases in recurring costs paid to the service provider and amortization expense related to the regulatory asset established for initial BPO implementation costs.
     Labor and incentive plans and employee benefits — The period to period comparison excludes labor, incentive and benefit costs for departments affected by the BPO. The cost comparison for these departments is included in “Business Process Outsourcing” above.
     The decrease in labor and incentive plans primarily reflects the increase in the forfeiture rate due to the planned retirement of certain executive officers, including our chairman and chief executive officer. Also reflected in the decrease was a revision to Washington Gas’s regulatory practice associated with the capitalization of internal labor costs related to its construction activities.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
This revision went into effect on January 1, 2008. The decrease in employee benefits is primarily due to a plan amendment that reduced Washington Gas’s other post retirement benefits.
     Reversal of costs related to BPO - Represents the reversal of expenses that were incurred in prior fiscal years for initial implementation costs allocable to the District of Columbia associated with BPO. These costs were recorded to a regulatory asset in the first quarter of fiscal year 2008 upon approval of 10-year amortization accounting by the Public Service Commission of the District of Columbia (PSC of DC) in a December 28, 2007 Final Order.
     Other regulatory adjustment - Represents a favorable regulatory adjustment made during the first quarter of fiscal year 2008 applicable to prior fiscal years due to a November 16, 2007 Final Order from the PSC of MD which allowed Washington Gas full cost recovery of the injections of heavy hydrocarbons (HHCs) related to Maryland sales and delivery service customers. Refer to the section entitled “Operating Issues Related to Cove Point Natural Gas Supply” for a further discussion of HHCs.
     Non-Utility Operating Results
     Our non-utility operations comprise two business segments: (i) retail energy-marketing and (ii) design-build energy systems. Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Total net income from our non-utility operations was $908,000 for the three months ended December 31, 2008, compared to net income of $3.0 million for the same three-month period of the prior fiscal year. This comparison primarily reflects decreased earnings from our retail energy-marketing segment.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Retail Energy-Marketing. The following table depicts the retail energy-marketing segment’s operating results along with selected statistical data.

Retail-Energy Marketing Financial and Statistical Data

	Three Months Ended
	December 31,		Increase /
	2008	2007	(Decrease)

Operating Results (In millions)
Gross margins:
Operating revenues	$293.8	$285.3	$8.5
Less: Cost of energy	284.9	271.9	13.0
Revenue taxes	0.1	0.1	—

Total gross margins	8.8	13.3	(4.5)
Operation expenses	6.8	6.3	0.5
Depreciation and amortization	0.2	0.2	—
General taxes and other assessments—other	0.7	0.8	(0.1)

Operating income	1.1	6.0	(4.9)
Interest expense	0.3	0.6	(0.3)
Income tax expense	0.3	2.1	(1.8)

Net income	$0.5	$3.3	$(2.8)

Analysis of gross margins (In millions)
Natural gas
Realized margins	$7.1	$4.3	$2.8
Unrealized mark-to-market gains (losses)	(3.3)	(0.2)	(3.1)

Total gross margins — natural gas	3.8	4.1	(0.3)

Electricity Realized margins	10.4	10.6	(0.2)
Unrealized mark-to-market gains (losses)	(5.4)	(1.4)	(4.0)

Total gross margins — electricity	5.0	9.2	(4.2)

Total gross margins	$8.8	$13.3	$(4.5)

Other Retail-Energy Marketing Statistics
Natural gas
Therm sales (millions of therms)	189.5	196.5	(7.0)
Number of customers (end of period)	135,800	140,700	(4,900)
Electricity
Electricity sales (millions of kWhs)	845.3	899.5	(54.2)
Number of accounts (end of period)	63,900	67,100	(3,200)

     WGEServices reported net income of $450,000 for the three months ended December 31, 2008, compared to net income of $3.3 million reported for the same three-month period of the prior fiscal year.
     The quarter-to-quarter comparison primarily reflects lower gross margins from both natural gas and electric sales. Period-to-period comparisons of quarterly gross margins for this segment can vary significantly and are not representative of expected annualized results.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Gross margins from electric sales in the current quarter decreased $4.2 million from the same quarter of the prior period. This decrease reflects a $4.0 million (pre-tax) increase in unrealized mark-to-market losses associated with energy-related derivatives, coupled with lower realized margins primarily due to a reduction in the number of customers.
     Gross margins from natural gas sales decreased $253,000 in the first quarter of fiscal year 2009 compared to the same quarter of fiscal year 2008. This decrease primarily reflects a $3.1 million (pre-tax) increase in unrealized mark-to-market losses associated with energy-related derivatives mostly offset by higher realized margins due to an increase in the margin per therm sold.
     Design-Build Energy Systems. The design-build energy systems segment reported net income of $832,000 for first quarter of fiscal year 2009, an increase of $559,000 over net income of $273,000 reported for the same period of fiscal year 2008. This increase primarily reflects higher revenues and lower cost of sales associated with design-build projects.
     Interest Expense
     The following table depicts the components of the change in interest expense from the quarter ended December 31, 2008 compared to 2007.

Composition of Interest Expense Changes

Increase /
(In millions)	(Decrease)

Long-term debt	$—
Short-term debt	(1.1)
Other (includes AFUDC(a))	0.5

Total	$(0.6)

(a)	Represents Allowance for Funds Used During Construction.
     WGL Holdings’ interest expense of $12.2 million for the first quarter of fiscal year 2009 decreased $558,000 from the same quarter of last year. Lower interest expense for the period primarily reflects a decrease in the weighted average interest rate incurred on these borrowings due to recent actions of the Federal Reserve to lower interest rates, partially offset by a higher average short-term debt balance.

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
     Our ability to obtain adequate and cost effective financing depends on our credit ratings as well as the liquidity of financial markets. Our credit ratings depend largely on the financial performance of our subsidiaries, and a downgrade in our current credit ratings could adversely affect our access to sources of liquidity and capital, as well as our borrowing costs. Also potentially affecting access to short-term debt capital is the nature of any restrictions that might be placed upon us, such as ratings triggers or a requirement to provide creditors with additional credit support in the event of a determination of insufficient creditworthiness. Although the credit markets tightened in the latter half of 2008, we have maintained our ability to meet our liquidity needs at reasonable costs through: (i) the issuance of commercial paper by WGL Holdings and Washington Gas; (ii) loans made under the WGL Holdings committed bank credit facility and (iii) the issuance of Medium-Term Notes (MTNs) by Washington Gas to support its operations.
     The level of our capital expenditure requirements, our financial performance and the effect of these factors on our credit ratings, as well as investor demand for our securities, affect the availability of long-term capital at reasonable costs.
     We have a goal to maintain our common equity ratio in the mid-50 percent range of total consolidated capital. The level of this ratio varies during the fiscal year due to the seasonal nature of our business. This seasonality is also evident in the variability of our short-term debt balances, which are typically higher in the fall and winter months, and substantially lower in the spring when a significant portion of our current assets is converted into cash at the end of the winter heating season. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for WGL Holdings and Washington Gas, and to allow access to capital at reasonable costs. As of December 31, 2008, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 59.6 percent common equity, 1.5 percent preferred stock and 38.9 percent long-term debt. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of Washington Gas and WGEServices and, to a lesser extent, other non-utility operations.
     Our plans provide for sufficient liquidity to satisfy our financial obligations. At December 31, 2008, we did not have any restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.
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
     WGL Holdings and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. The following is a summary of our committed credit agreements at December 31, 2008.

Committed Credit Available (In millions)

Committed credit agreements	WGL Holdings	Washington Gas

Unsecured revolving credit facility, expires August 3, 2012 (a)	$400.0	$300.0
Unsecured credit agreements, expire February 28, 2009	—	25.0
Unsecured credit agreement, expires May 27, 2009	—	75.0
Unsecured credit agreement, expires May 29, 2009	—	15.0
Unsecured credit agreement, expires September 19, 2009	—	10.0

Total committed credit agreements	$400.0	$425.0
Less: Commercial Paper	(114.0)	(251.3)

Net committed credit available	$286.0	$173.7

(a)	Both WGL Holdings and Washington Gas have the right to request extensions with the banks’ approval. WGL Holdings’ revolving credit facility permits it to borrow an additional $50 million, with the banks’ approval, for a total of $450 million. Washington Gas’s revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $400 million.
     WGL Holdings typically issues commercial paper to meet its financing requirements; however, due to the recent tightening of the credit markets, WGL Holdings borrowed from its committed credit facility to meet its liquidity needs during the quarter ended December 31, 2008. WGL Holdings was able to pay off these loans through the issuance of lower cost commercial paper and as of December 31, 2008, there were no outstanding borrowings under the credit facility for WGL Holdings. At December 31, 2008 there were no outstanding borrowings under our credit agreements for Washington Gas (refer to Note 3 of the Notes to the Consolidated Financial Statements in this quarterly report for further information).

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     At December 31, 2008 and September 30, 2008, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper and bank loans from revolving credit facilities of $365.3 million and $271.0 million, respectively. Of the outstanding notes payable balance at December 31, 2008, $114.0 million and $251.3 million was commercial paper issued by WGL Holdings and Washington Gas, respectively. As of December 31, 2008, there were no outstanding borrowings under WGL Holdings or Washington Gas’s credit agreements. Of the outstanding notes payable balance at September 30, 2008, $23.0 million and $231.0 million was commercial paper issued by WGL Holdings and Washington Gas, respectively. As of September 30, 2008, WGL Holdings had $17.0 million in outstanding borrowings under its revolving credit facility and there were no outstanding borrowings under Washington Gas’s credit agreements.
     To manage credit risk, both Washington Gas and WGEServices may require deposits from certain customers and suppliers, which are reported as current liabilities in “Customer deposits and advance payments.” At December 31, 2008 and September 30, 2008, “Customer deposits and advance payments” totaled $45.5 million and $46.1 million, respectively. For both periods, substantially all of these deposits related to customer deposits for Washington Gas.
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
     For WGEServices, any deposits typically represent collateral for transactions with wholesale counterparties for the purchase and sale of natural gas and electricity. These deposits may be required to be repaid or increased at any time based on the current value of WGEServices’ net position with the counterparty. Currently there are no restrictions on WGEServices’ use of deposit funds and WGEServices’ would pay interest to the counterparty on these deposits in accordance with its contractual obligations. Refer to the section entitled “Credit Risk” for a further discussion of our management of credit risk.
     Long-Term Cash Requirements and Related Financing
     Our long-term cash requirements primarily depend upon the level of capital expenditures, long-term debt maturities and decisions to refinance long-term debt. Our capital expenditures primarily relate to adding new utility customers and system supply as well as maintaining the safety and reliability of Washington Gas’s distribution system. Refer to our 2008 Annual Report for a further discussion of our capital expenditures forecast and our long-term debt maturities.
     At December 31, 2008, Washington Gas had the capacity under a shelf registration that was declared effective by the Securities and Exchange Commission on June 8, 2006, to issue up to $200.0 million of additional MTNs.
     In October 2008, Washington Gas retired $25.0 million of 5.49 percent MTNs. On December 5, 2008, Washington Gas issued $50.0 million of 7.46 percent fixed rate MTNs due December 5, 2018. Proceeds from this MTN were used by Washington Gas to replace the matured MTNs and for general corporate purposes, including funding capital expenditures and working capital needs, and repaying commercial paper.

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
     Ratings Triggers and Certain Debt Covenants
     WGL Holdings and Washington Gas pay fees on their credit facilities, which in some cases are based on the long-term debt ratings of Washington Gas. In the event the long-term debt of Washington Gas is downgraded below certain levels, WGL Holdings and Washington Gas would be required to pay higher fees. There are five different levels of fees. The credit facility for WGL Holdings defines its applicable fee level as one level below the level applicable to Washington Gas. Under the terms of the credit facilities, the fees based on the long-term debt credit ratings range from four basis points to 19 basis points.
     Under the terms of WGL Holdings’ and Washington Gas’s credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization can not exceed 0.65 to 1.0 (65.0 percent). In addition, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. The failure to inform the lenders’ agent of changes in these areas deemed material in nature might constitute default under the agreements. Additionally, WGL Holdings’ or Washington Gas’s failure to pay principal or interest when due on any of its other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At December 31, 2008, we were in compliance with all of the covenants under our revolving credit facilities.
     For certain of Washington Gas’s natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded to or below the lower of a BBB- rating by Standard & Poor’s Ratings Services or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a preset threshold amount, or if Washington Gas’s credit rating declines, then the counterparty may require additional credit support. At December 31, 2008, Washington Gas would not be required to supply additional credit support by these arrangements if its long-term debt rating were to be downgraded one rating level.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     WGL Holdings has guaranteed payments for certain purchases of natural gas and electricity on behalf of WGEServices (refer to our 2008 Annual Report for a further discussion of these guarantees). If the credit rating of WGL Holdings declines, WGEServices may be required to provide additional credit support for these purchase contracts. At December 31, 2008, WGEServices would not be required to provide additional credit support for these arrangements if the long-term debt rating of WGL Holdings were to be downgraded one rating level.
     Cash Flows Used in Operating Activities
     The primary drivers for our operating cash flows are cash payments received from natural gas and electricity customers, offset by our payments for natural gas and electricity costs, operation and maintenance expenses, taxes and interest costs.
     Net cash used in operating activities totaled $73.4 million for the three months ended December 31, 2008. Net cash used in operating activities reflects net income applicable to common stock, as adjusted for non-cash earnings and charges, as well as changes in working capital. Certain changes in working capital from September 30, 2008 to December 31, 2008 are described below:
•	Accounts receivable and unbilled revenues—net increased $356.1 million from September 30, 2008. This increase is due to increased sales volumes to customers during our winter heating season and increased sales volumes associated with Washington Gas’s asset optimization program.

•	Storage gas inventory cost levels decreased $63.1 million from September 30, 2008 due to seasonal physical withdrawals.

•	Gas costs and other regulatory liabilities increased $100.3 million from September 30, 2008 due to an increase in unbilled gas costs resulting from higher sales volumes delivered to customers as a result of the winter heating season.

•	Accounts payable and other accrued liabilities increased $88.2 million, largely attributable to the sharp rise in natural gas prices and increased volumes of natural gas purchased for both deliveries to customers during the 2008-2009 winter heating season and Washington Gas’s asset optimization program.

•	Other prepayments increased $28.3 million from September 30, 2008 due to an increase in collateral receivables for transactions with wholesale counterparties for the purchase of energy for our retail-energy marketing segment. This increase in collateral reflects lower market prices for energy, compared to the contracted purchase price of energy supplies.
     Cash Flows Provided by Financing Activities
     Cash flows provided by financing activities totaled $107.6 million for the three months ended December 31, 2008. This total primarily reflects an increase in our notes payable by a net amount of $94.3 million due to increased working capital requirements, and common stock dividend payments totaling $17.7 million.
     Cash Flows Used in Investing Activities
     During the three months ended December 31, 2008, cash flows used in investing activities totaled $31.6 million, which primarily consists of capital expenditures made on behalf of Washington Gas.

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
     Reference is made to the “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” section of Management’s Discussion in our 2008 Annual Report for a detailed discussion of our contractual obligations. Note 5 of the Notes to Consolidated Financial Statements in our 2008 Annual Report includes a discussion of long-term debt, including debt maturities. Reference is made to Note 14 of the Notes to Consolidated Financial Statements in our 2008 Annual Report that reflects information about the various contracts of Washington Gas and WGEServices. Additionally, refer to Note 12 of the Notes to Consolidated Financial Statements in this quarterly report.
     Construction Project Financing
     To fund certain of its construction projects, Washington Gas enters into financing arrangements with third-party lenders. As part of these financing arrangements, Washington Gas’s customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas then assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a note receivable representing its customers’ obligations to remit principal and interest and a long-term note payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the note receivable to the lender and removes both the note receivable and the long-term financing from its financial statements. As of December 31, 2008, work on these construction projects that was not completed or accepted by customers was valued at $18.4 million, which is recorded on the balance sheet as a note receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Once the project is accepted by the customer, the lender will have no recourse against Washington Gas related to this long-term debt.
     Financial Guarantees
     WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At December 31, 2008, these guarantees totaled $461.2 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from suppliers when required by our credit policy (refer to the section entitled “Credit Risk” for a further discussion of our credit policy). WGL Holdings also issued guarantees totaling $3.0 million at June 30, 2008 that were made on behalf of certain of our non-utility subsidiaries associated with their banking transactions. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Chillum LNG Facility
     Washington Gas plans to construct a one billion cubic foot liquefied natural gas (LNG) storage facility on the land historically used for natural gas storage facilities by Washington Gas in Chillum, Maryland, to meet its customers’ forecasted peak demand for natural gas. The new storage facility is currently expected to be completed and in service by the 2012-2013 winter heating season at an estimated cost of $159 million, subject to certain zoning and other legal challenges. On October 30, 2006, the District Council of Prince George’s County, Maryland denied Washington Gas’s application for a special exception related to its proposed construction of the LNG peaking plant because it believes that current zoning restrictions prohibit such construction. Washington Gas appealed this decision to the Prince George’s County Circuit Court (the Circuit Court) on November 22, 2006; however, the case was subsequently sent back to the administrative process by the Circuit Court. On April 16, 2008, Washington Gas filed a Complaint for Declaratory and Injunctive Relief with the United States District Court for the District of Maryland seeking to clarify the role of the local jurisdiction by affirming all local laws relating to safety and location of the facility are preempted by Federal and State law. Until the legal challenges are resolved and the LNG plant is constructed, Washington Gas has planned for alternative sources of supply to meet its customers’ peak day requirements. These plans include capital expenditures related to infrastructure improvements which are expected to be completed by fiscal year 2012 and which provide for adequate system performance based on projected needs through at least November 2012.
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
     Through a pipeline replacement project and the construction of a HHC injection facility at the gate station that exclusively receives gas from the Cove Point terminal, Washington Gas has reduced the occurrence of new coupling leaks in this area of the distribution system. A recent expansion of the physical capacity of the Cove Point terminal could result in a substantial increase in the receipt of Cove Point gas into additional portions of Washington Gas’s distribution system as greater volumes of Cove Point gas are introduced into other downstream pipelines that provide service to Washington Gas. Based upon engineering and flow studies and our experience, this increase in the receipt of Cove Point gas is likely to result in a significantly greater number of leaks in other parts of Washington Gas’s distribution system, unless our efforts to mitigate these additional leaks are successful. Washington Gas is attempting to mitigate this anticipated increase in leaks through: (i) additional pipeline replacement programs; (ii) the construction of additional HHC injection facilities; (iii) isolating or separating its interstate pipeline receipt points, where possible, from pipelines that transport Cove Point gas and (iv) continued efforts before the FERC to condition incremental increases in deliveries from the Cove Point terminal on the appropriate resolution of safety concerns consistent with the public interest.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Washington Gas has completed the construction of a second HHC injection facility that became operational in December 2007 at a cost of approximately $4 million and is currently constructing a third HHC injection facility. The third HHC injection facility is estimated to cost approximately $4 million. Assuming current gas flow patterns with the current pipeline supply configurations, the strategic placement of the three HHC injection facilities will inject HHCs into the natural gas supplied to over 95 percent of the pipelines that contain mechanical couplings within our distribution system. Washington Gas has been granted recovery for a portion of these costs allocable to Virginia and Maryland. Additionally, Washington Gas will seek recovery of the costs allocable to the District of Columbia in a future base rate proceeding. Washington Gas expects the cost of these facilities to be recoverable in all jurisdictions.
     The estimated cost of these facilities does not include the cost of the HHCs injected into the gas stream at the gate stations. We have been granted cost recovery for the majority of these costs in Virginia and Maryland, and have requested cost recovery for both past and future HHC costs in the District of Columbia (refer to the section entitled “Rates and Regulatory Matters").
     Washington Gas is replacing or remediating selected mechanically coupled pipelines within the areas of the distribution system that may receive high concentrations of Cove Point gas, but that will not receive HHC injections. Washington Gas has also planned for additional replacement of mechanically coupled pipeline in other areas of its distribution system. In total, the current estimated cost of planned mechanical coupling remediation and replacement work over the next three years is $33.0 million, which includes $8.0 million per year as part of a planned mechanically coupled pipe replacement program approved by the Virginia State Corporation Commission (SCC of VA) as part of a settlement of a Virginia rate case.
     Washington Gas continues to gather and evaluate field and laboratory evidence to determine the efficacy of HHC injections of the Cove Point gas in preventing additional leaks or retarding the rate at which additional leaks may occur in the gas distribution system if expanded volumes from the Cove Point terminal are introduced. In a report filed with the PSC of MD on June 30, 2008, Washington Gas reported a notable increase in leaks in mechanical couplings in a portion of its distribution system in Virginia where Cove Point gas injected with HHCs was recently introduced. Although this increase in leaks was significantly less than the increase experienced in the affected area of Prince George’s County, Maryland, the injection of HCCs into the Cove Point gas did not reduce the occurrence of coupling leaks to an acceptable level that would allow Washington Gas to safely accommodate the increased deliveries of revaporized LNG anticipated with the expansion of the Cove Point terminal. If we are unable to implement a satisfactory solution on a timely basis, then additional operating expenses and capital expenditures may be necessary to contend with the receipt of increased volumes of vaporized LNG from the Cove Point terminal into Washington Gas’s distribution system. Such additional operating expenses and capital expenditures may not be timely enough to mitigate the challenges posed by increased volumes of Cove Point gas and could result in leakage in mechanical couplings at a rate that could compromise the safety of our distribution system. Additional legal or regulatory remedies may be necessary to protect the Washington Gas distribution system and its customers from the adverse effects of unblended vaporized LNG (refer to the section entitled “Request for FERC Action” below for a further discussion).
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
     Although Washington Gas agrees with the portion of the Court of Appeals decision that states the FERC failed to address adequately the future safety concerns associated with increased deliveries of LNG into its system, Washington Gas does not agree with all of the findings of the Court of Appeals, including conclusions related to the cause of the leaks, and on September 2, 2008 filed a request for rehearing with the Court of Appeals. This request has been denied. The FERC held a technical conference on August 14, 2008 “to discuss the nature and progress of remedial measures taken to date, as well as the need and benefit of any other remedial measures that might be taken by WGL and Dominion Cove Point LNG, LP so that WGL’s system can safely accommodate the increased amounts of regasified LNG from Cove Point’s LNG import terminal.” Washington Gas filed initial Post Technical Conference Comments on August 19, 2008 and reply Post Technical Conference Comments on August 22, 2008. On October 7, 2008, the FERC issued its reauthorization of the expansion of the Cove Point terminal, allowing construction to continue; however, the FERC limited the amount of vaporized LNG that may flow from the Cove Point terminal into the Columbia Gas Transmission pipeline and ultimately into the distribution system of Washington Gas. On November 6, 2008, Washington Gas filed a Request for Rehearing with the FERC, citing numerous factual and legal errors in the October 7, 2008 reauthorization. The reauthorization fails to adequately address future safety concerns as directed by the Court of Appeals. Although this reauthorization limited the amount of vaporized LNG that may flow from the Cove Point terminal into Washington Gas’s distribution system through the Columbia Gas Transmission pipeline, this limited amount far exceeds any amount of Cove Point gas that has been received by Columbia Gas Transmission to date. On January 15, 2009, the FERC issued an order denying Washington Gas’s request for rehearing and affirmed its reauthorization of the expansion of the Cove Point terminal.
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
     Washington Gas enters into transactions with wholesale counterparties for the purpose of meeting firm ratepayer commitments, to optimize the value of its long-term capacity and storage assets, and for hedging natural gas costs. In the event of a supplier’s failure to deliver contracted volumes of gas or fulfill its payment obligations, Washington Gas may incur losses that would typically be passed through to its sales customers under the purchased gas cost adjustment mechanisms. Washington Gas may be at risk for financial loss to the extent these losses are not passed through to its customers. To manage these various credit risks, Washington Gas has a credit policy in place that is designed to mitigate these credit risks through a requirement for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. In accordance with this policy, Washington Gas has obtained credit enhancements from certain of its counterparties. Additionally, for certain counterparties or their guarantors that meet this policy’s credit worthiness criteria, Washington Gas grants unsecured credit which is continuously monitored.
     For WGEServices, depending on the ability of wholesale counterparties to deliver natural gas or electricity under existing contracts, WGEServices could be financially exposed for the difference between the price at which WGEServices has contracted to buy these commodities and their replacement cost from another supplier. To the extent that WGEServices sells natural gas to these wholesale counterparties, WGEServices may be exposed to payment risk if WGEServices is in a net receivable position. Additionally, WGEServices enters into contracts with third parties to hedge the costs of natural gas and electricity. Depending on the ability of the third parties to fulfill their commitments, WGEServices could be at risk for financial loss. WGEServices has an existing credit policy that is designed to mitigate credit risks through a requirement for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. In accordance with this policy, WGEServices has obtained credit enhancements from certain of its counterparties. If certain counterparties or their guarantors meet the policy’s credit worthiness criteria, WGEServices grants unsecured credit to those counterparties or their guarantors. The credit worthiness of all counterparties is continuously monitored.
     The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of December 31, 2008 for both Washington Gas and WGEServices, separately.

Credit Exposure to Wholesale Counterparties (In millions)

		Offsetting		Number of	Net Exposure of
	Exposure	Credit		Counterparties	Counterparties
	Before Credit	Collateral	Net	Greater	Greater Than
Rating (a)	Collateral (b)	Held (c)	Exposure	Than 10% (d)	10%

Washington Gas
Investment Grade	$16.7	$—	$16.7	—	$—
Non-Investment Grade	0.1	—	0.1	—	—
No External Ratings	17.0	5.0	12.0	1	10.1

WGEServices
Investment Grade	$1.2	$—	$1.2	1	$1.2
Non-Investment Grade	—	—	—	—	—
No External Ratings	—	—	—	—	—

(a)	Included in “Investment Grade” are counterparties with a minimum Standard & Poor’s or Moody’s Investor Service rating of BBB- or Baa3, respectively. If a counterparty has provided a guarantee by a higher-rated entity (e.g., its parent), the guarantor’s rating is used in this table.

(b)	Includes the net of all open positions on energy-related derivatives subject to mark-to-market accounting requirements, the net receivable/payable for realized transactions and net open positions for contracts designated as normal purchases and normal sales and not recorded on our balance sheet. Amounts due from counterparties are offset by liabilities payable to those counterparties to the extent that legally enforceable netting arrangements are in place.

(c)	Represents cash deposits and letters of credit received from counterparties, not adjusted for probability of default.

(d)	Using a percentage of the net exposure.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Retail Credit Risk
     Washington Gas is exposed to the risk of non-payment of utility bills by certain of its customers. To manage this customer credit risk, Washington Gas may require cash deposits from its high risk customers to cover payment of their bills until the requirements for the deposit refunds are met.
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
     To manage price risk associated with its natural gas supply to its firm customers, Washington Gas: (i) actively manages its gas supply portfolio to balance sales and delivery obligations; (ii) injects natural gas into storage during the summer months when prices are historically lower, and withdraws that gas during the winter heating season when prices are historically higher and (iii) enters into hedging contracts and other contracts that qualify as derivative instruments related to the sale and purchase of natural gas.
     Washington Gas has specific regulatory approval in the District of Columbia, Maryland and Virginia to use forward contracts and option contracts to hedge against potential price volatility for a limited portion of its natural gas purchases for firm customers. Specifically, Washington Gas has approval to: (i) buy gas in advance using forward contracts; (ii) purchase call options that lock in a maximum price when Washington Gas is ready to buy gas and (iii) use a combination of put and call options to limit price exposure within an acceptable range. Regulatory approval for Virginia is permanent. The regulatory approvals in the District of Columbia and Maryland are pursuant to pilot programs, and Washington Gas is seeking to continue these programs. Additionally, pursuant to a three-year pilot program that expired in the latter half of 2008, Washington Gas had specific regulatory approval in Maryland and Virginia to hedge the cost of natural gas purchased for storage using financial transactions in the form of forwards, swaps and option contracts. Washington Gas is planning to file for renewal of these programs. Additionally, pursuant to a three-year pilot program in the District of Columbia, Washington Gas has the ability to hedge the cost of natural gas for storage.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Washington Gas also executes commodity-related physical and financial contracts in the form of forwards, swaps and option contracts as part of an asset optimization program that is managed by its internal staff. These transactions are accounted for as derivatives. Under this program, Washington Gas realizes value from its long-term natural gas transportation and storage capacity resources when not fully being used to serve utility customers. Regulatory sharing mechanisms in all three jurisdictions allow the profit from these transactions to be shared between Washington Gas’s customers and shareholders.
     The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives during the three months ended December 31, 2008:

Regulated Utility Segment Changes in Fair Value of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2008	$(35.6)
Net fair value of contracts entered into during the period	3.5
Other changes in net fair value	17.7
Realized net settlement of derivatives	(1.4)

Net assets (liabilities) at December 31, 2008	$(15.8)

Regulated Utility Segment Roll Forward of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2008	$(35.6)
Recorded to income	12.2
Recorded to regulatory assets/liabilities	9.0
Net option premium payments	—
Realized net settlement of derivatives	(1.4)

Net assets (liabilities) at December 31, 2008	$(15.8)

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     The maturity dates of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives recorded at fair value at December 31, 2008, is summarized in the following table based on the approach used to determine fair value:

Regulated Utility Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
		Remainder
(In millions)	Total	2009	2010	2011	2012	2013	Thereafter

Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(9.1)	(15.5)	4.4	0.6	0.2	—	1.2
Level 3 — Significant unobservable inputs	(6.7)	(0.4)	(4.0)	(3.4)	0.4	0.3	0.4

Total net assets (liabilities) associated with our energy-related derivatives	$(15.8)	$(15.9)	$0.4	$(2.8)	$0.6	$0.3	$1.6

     Refer to Notes 8 and 9 of the Notes to Consolidated Financial Statements in this quarterly report for a further discussion of our derivative activities and fair value measurements.
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
     Natural Gas. A portion of WGEServices’ annual natural gas sales volumes are subject to variations in customer demand associated with fluctuations in weather and customer usage. Purchases of natural gas to fulfill retail sales commitments are generally made under fixed-volume contracts. If there is a significant deviation from normal weather or other factors which affect customer usage that may cause our purchase commitments to differ significantly from actual customer usage, WGEServices may be required to purchase incremental natural gas or sell excess natural gas at prices that negatively impact gross margins. WGEServices may manage price risk through the use of derivative instruments including financial products and wholesale supply contracts that provide for volumetric variability. WGEServices also uses derivative instruments to mitigate the price risks associated with purchasing natural gas wholesale and reselling natural gas to retail customers at prices that are generally fixed.
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
     To the extent WGEServices has not sufficiently matched its customer requirements with its supply commitments; it could be exposed to electricity commodity price risk. WGEServices may manage this risk through the use of derivative instruments, including financial products.
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

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the retail energy-marketing segment’s energy-related derivatives for both natural gas and electricity during the three months ended December 31, 2008:

Retail Energy-Marketing Segment Changes in Fair Value of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2008	$(3.4)
Net fair value of contracts entered into during the period	(5.0)
Other changes in net fair value	(6.8)
Realized net settlement of derivatives	5.2

Net assets (liabilities) at December 31, 2008	$(10.0)

Retail Energy-Marketing Segment Roll Forward of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2008	$(3.4)
Recorded to income	(14.0)
Recorded to accounts payable (a)	0.5
Recorded to retained earnings (b)	1.7
Net option premium payments	—
Realized net settlement of derivatives	5.2

Net assets (liabilities) at December 31, 2008	$(10.0)

(a)	Represents the amount to be paid for future Financial Transmission Rights related to electricity for WGEServices.

(b)	Represents the cumulative-effect adjustment to the opening balance of retained earnings or other appropriate components of net assets upon adoption of SFAS No. 157, Fair Value Measurements.
     The maturity dates of our net assets (liabilities) associated with the retail energy-marketing segment’s energy-related derivatives recorded at fair value at December 31, 2008, is summarized in the following table based on the approach used to determine fair value:

Retail Energy Marketing Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
		Remainder
(In millions)	Total	2009	2010	2011	2012	2013	Thereafter

Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(14.5)	(13.8)	(0.7)	—	—	—	—
Level 3 — Significant unobservable inputs	4.5	5.9	(1.0)	(0.4)	—	—	—

Total net assets (liabilities) associated with our energy-related derivatives	$(10.0)	$(7.9)	$(1.7)	$(0.4)	$—	$—	$—

     Refer to Note 8 and 9 of the Notes to Consolidated Financial Statements in this quarterly report for a further discussion of our derivative activities and fair value measurements.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Value-at-Risk. WGEServices measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95 percent confidence interval for a one-day holding period, WGEServices’ value-at-risk at December 31, 2008 was approximately $26,000 and $27,000, related to its natural gas and electric portfolios, respectively.
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
     Billing Adjustment Mechanisms. In Maryland, Washington Gas has a RNA billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. In Virginia, Washington Gas has a Weather Normalization Adjustment (WNA) mechanism which is a billing adjustment mechanism that is designed to eliminate the effect of variations in weather from normal levels on utility net revenues.
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
     Weather Derivatives. On October 1, 2008, Washington Gas purchased HDD derivative contracts to manage variations from normal weather in the District of Columbia. Washington Gas will receive $11,000 for every HDD below 3,835 during the period of October 1, 2008 through September 30, 2009. The maximum amount that Washington Gas can receive under this arrangement is $5.3 million. To minimize the cost of weather protection, Washington Gas sold two HDD derivatives where Washington Gas will pay a total of $10,000 for every HDD between 3,835 and 3,995 and $5,000 for every HDD between 3,995 and 4,425. The maximum amount that Washington Gas will pay out is $3.8 million for these two derivatives. The net pre-tax premium cost of this strategy for Washington Gas is $250,000 plus fees of $44,000. As a result of the colder-than-normal weather during fiscal year 2009, the pre-tax loss for these derivatives was $1.8 million, including amortization expense.

WGL Holdings, Inc.
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     WGEServices utilizes HDD derivatives for managing weather risks related to its natural gas sales. WGEServices also utilizes cooling degree day (CDD) derivatives to manage weather risks related to its electricity sales during the summer cooling season. These derivatives cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in HDDs or CDDs. Refer to Note 8 of the Notes to Consolidated Financial Statements for a further discussion of the accounting for these weather-related instruments.
     Interest-Rate Risk
     We are exposed to interest-rate risk associated with our debt financing costs. Washington Gas utilizes derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility. During the three months ended December 31, 2008 or 2007, respectively, Washington Gas did not utilize derivative instruments associated with its debt financing costs. For a further discussion of our management of interest-rate risk, refer to Management’s Discussion within our 2008 Annual Report.

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
     RESULTS OF OPERATIONS — Three Months Ended December 31, 2008 vs. December 31, 2007
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
     Washington Gas reported net income applicable to common stock of $53.6 million for the three months ended December 31, 2008, compared to net income of $44.0 million reported for the same three months of the prior fiscal year. Net income increased $9.6 million primarily reflecting: (i) unrealized earnings from our asset optimization strategy; (ii) an increase in the recovery of carrying costs on higher average storage gas inventory balances and (iii) the reversal of a reserve for disallowed natural gas costs in Maryland. These increases were partially offset by unfavorable changes in natural gas consumption patterns during the current quarter as compared to the same quarter last fiscal year and the timing of prior year rate relief in Maryland.
     Key gas delivery, weather and meter statistics are shown in the table below for the three months ended December 31, 2008 and 2007.

Gas Deliveries, Weather and Meter Statistics

	Three Months Ended
	December 31,		Increase/
	2008	2007	(Decrease)

Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	295.4	261.6	33.8
Gas delivered for others	147.7	134.1	13.6

Total firm	443.1	395.7	47.4

Interruptible
Gas sold and delivered	1.2	1.8	(0.6)
Gas delivered for others	78.5	74.4	4.1

Total interruptible	79.7	76.2	3.5

Electric generation—delivered for others	23.5	20.3	3.2

Total deliveries	546.3	492.2	54.1

Degree Days
Actual	1,527	1,241	286
Normal	1,346	1,356	(10)
Percent colder (warmer) than normal	13.4%	(8.5)%	n/a
Average active customer meters	1,059,163	1,051,573	7,590
New customer meters added	3,856	4,214	(358)

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Gas Service to Firm Customers. The volume of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. Washington Gas’s rates are based on an assumption of normal weather. The tariffs in the Maryland and Virginia jurisdictions include provisions that consider the effects of the RNA and WNA mechanisms, respectively, which are designed to, among other things, eliminate the effect in net revenues of variations in weather from normal levels (refer to the section entitled “Weather Risk” for a further discussion of these mechanisms and other weather-related instruments included in our weather protection strategy). In addition to these mechanisms, the combination of declining block rates in the Maryland and Virginia jurisdictions and the existence of fixed monthly demand charges in all jurisdictions to collect a portion of revenues reduce the effect that variations from normal weather have on utility net revenues.
     During the quarter ended December 31, 2008, total gas deliveries to firm customers were 443.1 million therms compared to 395.7 million therms delivered in the same quarter of prior year. This comparison in natural gas deliveries to firm customers reflects colder weather in the current three-month period than in the same period of the prior year as well as an increase in average active customer meters of 7,590, partially offset by the negative effects of changes in natural gas consumption patterns.
     Weather, when measured by HDDs, was 13.4 percent colder than normal in the first quarter of fiscal year 2009, as compared to 8.5 percent warmer than normal for the same quarter of fiscal year 2008. As a result of Washington Gas’s overall weather protection strategy, there were no estimated effects on net income from either the colder-than-normal weather during the current fiscal quarter or the warmer-than-normal weather during same quarter of the prior fiscal year.
     Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers were 79.7 million therms during the first quarter of fiscal year 2009, compared to 76.2 million therms for the same quarter last year, reflecting increased demand due to colder weather.
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
     Gas Service for Electric Generation. Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the first quarter of fiscal year 2009, deliveries to these customers increased by 3.2 million therms, or 15.8 percent, when compared to the same quarter last year. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.
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
     Maryland Jurisdiction
     Order on Previously Disallowed Purchased Gas Charges. Each year, the PSC of MD reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’s purchased gas costs are reasonable. On March 14, 2006, in connection with the PSC of MD’s annual review of Washington Gas’s gas costs that were billed to customers in Maryland from September 2003 through August 2004, a Hearing Examiner of the PSC of MD issued a proposed order approving purchased gas charges of Washington Gas for the twelve-month period ended August 2004, except for $4.6 million (pre-tax) of such charges that the Hearing Examiner recommended be disallowed because, in the opinion of the Hearing Examiner, they were not reasonably incurred. As a result, during the fiscal year ended September 30, 2006, Washington Gas accrued a liability of $4.6 million (pre-tax) related to the proposed disallowance of these purchased gas charges.
     Washington Gas filed appeals with the PSC of MD asserting that the Hearing Examiner’s recommendation was without merit. On February 5, 2009, the PSC of MD issued an Order that granted the appeal and reversed the findings of the Hearing Examiner. Accordingly, the gas costs at issue were deemed recoverable from rate payers. The PSC of MD’s Order concluded that the responsibility for recovery of these costs should be assigned to the specific group of customers associated with unbundled firm delivery service and directed Washington Gas to bill such costs to those customers over a 24-month period and to provide a credit to firm bundled sales customers over the same period. As a result of this Order, the liability recorded in fiscal year 2006 for this issue was reversed in the quarter ended December 31, 2008, and Washington Gas recorded income of $4.6 million (pre-tax) to “Operating revenues-utility”.

Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Investigation of Asset Management and Gas Purchase Practices. On July 24, 2008, the Office of Staff Counsel of the PSC of MD submitted a petition to the PSC of MD to establish an investigation into Washington Gas’s asset management program as well as into the cost recovery of its gas purchases. On September 4, 2008, the PSC of MD issued a letter order docketing a new proceeding to consider the issues raised in the petition filed by the Office of Staff Counsel. In accordance with the procedural schedule, Washington Gas filed direct testimony on November 21, 2008; direct testimony by intervening parties was filed on February 4, 2009, and Washington Gas’s rebuttal testimony is due March 11, 2009. A public hearing is scheduled on March 19, 2009. Washington Gas intends to demonstrate that both its asset management program and its gas cost recovery mechanisms are consistent with regulatory requirements and in the best interest of both its customers and shareholders.
     Performance-Based Rate Plans
     In recent rate case proceedings in all jurisdictions, Washington Gas requested permission to implement Performance-Based Rate (PBR) plans that include performance measures for customer service and an ESM that enables Washington Gas to share with shareholders and customers the earnings that exceed a target rate of return on equity.
     Effective October 1, 2007, the SCC of VA approved the implementation of a PBR plan through the acceptance of a settlement stipulation, which includes: (i) a four-year base rate freeze; (ii) service quality measures to be determined in conjunction with the Staff of the SCC of VA and reported quarterly for maintaining a safe and reliable natural gas distribution system while striving to control operating costs; (iii) recovery of initial implementation costs associated with achieving Washington Gas’s BPO initiatives over the four-year period of the PBR plan and (iv) an ESM that enables Washington Gas to share with shareholders and Virginia customers the earnings that exceed a target of 10.5 percent return on equity. The calculation of the ESM excludes $2.4 million of asset management revenues that are being refunded to customers as part of a new margin sharing agreement in Virginia. On an interim basis, we record the effects of the ESM based on year-to-date earnings in relation to estimated annual earnings as calculated for regulatory purposes. At December 31, 2008, Washington Gas had accrued a customer liability of $4.5 million for estimated sharing under the Virginia ESM related to fiscal year 2008 and the first quarter of fiscal year 2009.
     On November 16, 2007, the PSC of MD issued a Final Order in a rate case which established a phase-two proceeding to review Washington Gas’s request to implement a PBR plan and issues raised by the parties associated with Washington Gas’s BPO agreement. On September 4, 2008, a Proposed Order of Hearing Examiner was issued in this phase-two proceeding. Consistent with Washington Gas’s current accounting methodology, the Proposed Order approved 10-year amortization accounting for initial implementation costs related to Washington Gas’s BPO plan. At December 31, 2008, we had recorded a regulatory asset of $7.4 million, net of amortization related to initial implementation costs allocable to Maryland associated with our BPO plan. Washington Gas’s application seeking approval of a PBR plan, however, was denied. Additionally, the Proposed Order (i) directs Washington Gas to obtain an independent management audit related to issues raised in the phase-two proceeding and (ii) directs the initiation of a collaboration process in which Washington Gas is directed to engage in discussions with the Staff of the PSC of MD (MD Staff), the Maryland Office of People’s Counsel (MD OPC) and interested parties to develop appropriate customer service metrics and a periodic form for reporting results similar to the metrics filed by Washington Gas as part of the approved settlement in Virginia.

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
     On April 13, 2007, Washington Gas filed the portion of the depreciation study related to the Maryland jurisdiction. A separate proceeding was established on May 2, 2007, by the PSC of MD to review Washington Gas’s request to implement new depreciation rates. On October 25, 2007, Washington Gas filed a 2007 technical update of the Maryland depreciation study based on property, plant and equipment balances as of December 31, 2006. Hearings were held May 12 and 13, 2008. Initial briefs were filed on July 16, 2008 and reply briefs were filed on August 6, 2008. On October 15, 2008, a Proposed Order of Hearing Examiner was issued in Maryland, which would reduce Washington Gas’s annual depreciation expense related to the Maryland jurisdiction by approximately $11.2 million when new depreciation rates are implemented, with a corresponding decrease in annual revenues on a prospective basis to be reflected in future billing rates. Reflected in this reduction in depreciation expense, among other things, are: (i) a change in methodology for calculating accrued asset removal costs and (ii) the designation of certain insurance and relocation reimbursements as salvage value. This reduction in depreciation expense will not impact annual operating income and will not prevent the recovery of our capital investment; however, it will have the effect of deferring full recovery of our capital investment into future years. On November 14, 2008, Washington Gas and MD OPC noted appeals of the October 15, 2008 Proposed Order, thus suspending its effective date. Both Washington Gas and the MD OPC filed Memoranda on Appeal on November 24, 2008. Washington Gas, the MD OPC and the Staff of the PSC of MD filed Reply Memoranda on December 15, 2008. The PSC of MD will issue a final order after considering all of the arguments by the parties.

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
ITEM 4. CONTROLS AND PROCEDURES
     Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that WGL Holdings’ disclosure controls and procedures are effective. There have been no changes in the internal control over financial reporting of WGL Holdings during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL Holdings.
ITEM 4T. CONTROLS AND PROCEDURES
     Washington Gas is a non-accelerated filer; therefore, management has included this Item 4T as part of this combined report being filed by the two separate registrants: WGL Holdings and Washington Gas.
     Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) of Washington Gas as of December 31, 2008. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures of Washington Gas are effective. There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

WGL Holdings, Inc.
Washington Gas Light Company
Part II—Other Information
Item 5—Other Information
ITEM 5. OTHER INFORMATION
     Washington Gas Light Company
     The following disclosure relates to a bylaw amendment adopted by the board of directors of Washington Gas Light Company on February 3, 2009. This event is a required disclosure under “Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year”, of the current report on Form 8-K, and is being included in this quarterly report to meet the Form 8-K disclosure requirement.
     The boards of directors of Washington Gas Light Company and WGL Holdings, Inc. (together referred to herein as “the Companies”) have approved a succession plan providing that Mr. Terry D. McCallister, who is presently serving as President and Chief Operating Officer of the Companies, will become Chairman and Chief Executive Officer of the Companies upon the retirement of Mr. DeGraffenreidt on October 1, 2009. Mr. McCallister has also been nominated for election as a director of the Companies at the annual meetings of shareholders of the Companies that are scheduled to be held on March 5, 2009.
     In connection with Mr. McCallister’s nomination to the Companies’ boards of directors, an amendment to the Washington Gas Light Company Bylaws was adopted on February 3, 2009 to increase the number of directors from eight persons to nine persons effective with the annual meeting of shareholders on March 5, 2009.
     The Board of Directors for Washington Gas Light Company will return to eight members after the retirement of James H. DeGraffenreidt, Jr. on October 1, 2009.
     The Washington Gas Light Company bylaws, as amended, are filed as Exhibit 3(ii).1 to this Form 10-Q.
     WGL Holdings, Inc.
     The following disclosure relates to a resolution adopted by the board of directors of WGL Holdings, Inc. on February 3, 2009.
     In connection with the nomination of Mr. Terry D. McCallister for election to the board of directors of WGL Holdings, Inc., the board of directors adopted a resolution on February 3, 2009 to increase the number of directors from eight persons to nine persons, effective with the annual meeting of shareholders on March 5, 2009.
     The Board of Directors for WGL Holdings, Inc. will return to eight members after the retirement of James H. DeGraffenreidt, Jr. on October 1, 2009.

WGL Holdings, Inc.
Washington Gas Light Company
Part II—Other Information
Item 6—Exhibits
ITEM 6. EXHIBITS
Exhibits:
3(ii).1	Bylaws of Washington Gas Light Company as amended on February 3, 2009.

31.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.

99.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.

99.3	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company.

99.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company.

WGL Holdings, Inc.
Washington Gas Light Company
Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

WGL HOLDINGS, INC.

and

WASHINGTON GAS LIGHT COMPANY (Co-Registrants)

Date: February 9, 2009	/s/ Mark P. O’Flynn Mark P. O’Flynn
Controller
(Principal Accounting Officer)