Form 10-Q
period 2009-06-30
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2009-08-07
CIK 104819, 1103601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”
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
WGL Holdings, Inc. common stock, no par value, outstanding as of July 31, 2009: 50,141,229 shares.
All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of July 31, 2009.

WGL Holdings, Inc.
Washington Gas Light Company
For the Quarter Ended June 30, 2009

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

ii

WGL Holdings, Inc.
Washington Gas Light Company
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

iii

WGL Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements

	June 30,	September 30,
(In thousands)	2009	2008

ASSETS
Property, Plant and Equipment
At original cost	$3,249,910	$3,184,247
Accumulated depreciation and amortization	(1,006,612)	(975,945)

Net property, plant and equipment	2,243,298	2,208,302

Current Assets
Cash and cash equivalents	41,629	6,164
Receivables
Accounts receivable	211,299	190,589
Gas costs and other regulatory assets	12,391	26,543
Unbilled revenues	68,724	50,134
Allowance for doubtful accounts	(18,347)	(17,101)

Net receivables	274,067	250,165

Materials and supplies—principally at average cost	22,106	21,117
Storage gas—at cost (first-in, first-out)	156,788	406,629
Deferred income taxes	19,362	7,616
Other prepayments	56,697	32,290
Other	24,127	18,368

Total current assets	594,776	742,349

Deferred Charges and Other Assets
Regulatory assets
Gas costs	66,339	50,797
Pension and other post-retirement benefits	133,546	133,989
Other	55,467	58,417
Prepaid qualified pension benefits	26,823	24,683
Other	36,451	25,006

Total deferred charges and other assets	318,626	292,892

Total Assets	$3,156,700	$3,243,543

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,131,378	$1,047,564
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	624,090	603,738

Total capitalization	1,783,641	1,679,475

Current Liabilities
Current maturities of long-term debt	82,591	75,994
Notes payable	22,059	270,955
Accounts payable and other accrued liabilities	202,795	243,123
Wages payable	17,369	14,106
Accrued interest	13,892	4,200
Dividends declared	18,757	18,070
Customer deposits and advance payments	42,962	46,074
Gas costs and other regulatory liabilities	33,365	12,180
Accrued taxes	40,399	12,129
Other	35,258	51,648

Total current liabilities	509,447	748,479

Deferred Credits
Unamortized investment tax credits	10,989	11,360
Deferred income taxes	305,448	272,227
Accrued pensions and benefits	127,513	131,097
Asset retirement obligations	30,400	30,388
Regulatory liabilities
Accrued asset removal costs	320,819	306,014
Other	15,178	14,974
Other	53,265	49,529

Total deferred credits	863,612	815,589

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$3,156,700	$3,243,543

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2009	2008	2009	2008

OPERATING REVENUES
Utility	$185,958	$241,486	$1,350,836	$1,374,827
Non-utility	241,078	223,163	943,176	861,485

Total Operating Revenues	427,036	464,649	2,294,012	2,236,312

OPERATING EXPENSES
Utility cost of gas	75,185	137,376	757,112	813,955
Non-utility cost of energy-related sales	222,160	200,473	901,472	809,952
Operation and maintenance	71,448	72,669	220,221	212,354
Depreciation and amortization	23,168	23,610	71,494	71,210
General taxes and other assessments	22,852	21,019	94,534	84,395

Total Operating Expenses	414,813	455,147	2,044,833	1,991,866

OPERATING INCOME	12,223	9,502	249,179	244,446
Other Income (Expenses)—Net	818	446	1,595	1,594
Interest Expense
Interest on long-term debt	10,422	9,975	30,894	29,931
Other—net	390	475	3,572	5,209

Total Interest Expense	10,812	10,450	34,466	35,140
Dividends on Washington Gas preferred stock	330	330	990	990

INCOME (LOSS) BEFORE INCOME TAXES	1,899	(832)	215,318	209,910
INCOME TAX EXPENSE (BENEFIT)	92	(340)	83,816	82,167

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$1,807	(492)	$131,502	127,743

AVERAGE COMMON SHARES OUTSTANDING
Basic	50,141	49,638	50,092	49,515
Diluted	50,435	49,638	50,349	49,832

EARNINGS (LOSS) PER AVERAGE COMMON SHARE
Basic	0.04	$(0.01)	2.63	$2.58
Diluted	0.04	$(0.01)	2.61	$2.56

DIVIDENDS DECLARED PER COMMON SHARE	$0.3675	$0.3550	$1.0900	$1.0525

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Nine Months Ended
	June 30,
(In thousands)	2009	2008

OPERATING ACTIVITIES
Net income applicable to common stock	$131,502	$127,743
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	71,494	71,210
Amortization of:
Other regulatory assets and liabilities—net	2,463	1,992
Debt related costs	561	675
Deferred income taxes—net	21,975	(897)
Accrued/deferred pension cost	(3,149)	(3,332)
Compensation expense related to equity awards	1,543	3,428
Other non-cash charges (credits)—net	(541)	(1,389)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(38,054)	(148,063)
Gas costs and other regulatory assets/liabilities—net	35,337	(11,317)
Storage gas	249,841	35,887
Other prepayments	(27,175)	13,182
Accounts payable and other accrued liabilities	(35,129)	140,387
Wages payable	3,263	3,154
Customer deposits and advance payments	(3,112)	(1,857)
Accrued taxes	28,270	22,473
Accrued interest	9,692	9,553
Other current assets	(6,748)	(23,340)
Other current liabilities	(16,390)	10,745
Deferred gas costs—net	(15,542)	25,355
Deferred assets—other	(17,480)	(17,099)
Deferred liabilities—other	(1,822)	9,256
Other—net	2,549	2,650

Net Cash Provided by Operating Activities	393,348	270,396

FINANCING ACTIVITIES
Common stock issued	5,070	13,960
Long-term debt issued	61,458	10,037
Long-term debt retired	(26,012)	(1,011)
Notes payable issued (retired)—net	(248,896)	(135,033)
Dividends on common stock	(53,959)	(51,418)
Other financing activities—net	(839)	462

Net Cash Used in Financing Activities	(263,178)	(163,003)

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(94,705)	(90,672)

Net Cash Used in Investing Activities	(94,705)	(90,672)

INCREASE IN CASH AND CASH EQUIVALENTS	35,465	16,721
Cash and Cash Equivalents at Beginning of Year	6,164	4,870

Cash and Cash Equivalents at End of Period	$41,629	$21,591

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$40,763	$54,626
Interest paid	$24,173	$25,637
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital Expenditures included in accounts payable and other accrued liabilities	$(5,199)	$(5,647)
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	June 30,	September 30,
(In thousands)	2009	2008

ASSETS
Property, Plant and Equipment
At original cost	$3,214,934	$3,152,259
Accumulated depreciation and amortization	(984,276)	(954,974)

Net property, plant and equipment	2,230,658	2,197,285

Current Assets
Cash and cash equivalents	38,215	3,680
Receivables
Accounts receivable	114,103	105,132
Gas costs and other regulatory assets	12,391	26,543
Unbilled revenues	22,799	18,584
Allowance for doubtful accounts	(16,295)	(15,736)

Net receivables	132,998	134,523

Materials and supplies—principally at average cost	22,054	21,065
Storage gas—at cost (first-in, first-out)	122,922	322,617
Deferred income taxes	10,730	8,429
Other prepayments	9,241	34,375
Receivables from associated companies	1,210	4,636
Other	12,307	4,833

Total current assets	349,677	534,158

Deferred Charges and Other Assets
Regulatory assets
Gas costs	66,339	50,797
Pension and other post-retirement benefits	132,900	133,326
Other	55,467	58,400
Prepaid qualified pension benefits	26,738	24,612
Other	30,410	24,188

Total deferred charges and other assets	311,854	291,323

Total Assets	$2,892,189	$3,022,766

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,009,311	$935,049
Preferred stock	28,173	28,173
Long-term debt	624,090	603,745

Total capitalization	1,661,574	1,566,967

Current Liabilities
Current maturities of long-term debt	82,591	75,000
Notes payable	18	231,013
Accounts payable and other accrued liabilities	109,600	166,060
Wages payable	16,688	13,638
Accrued interest	13,892	4,200
Dividends declared	18,007	17,695
Customer deposits and advance payments	42,713	46,074
Gas costs and other regulatory liabilities	33,365	12,180
Accrued taxes	31,155	11,281
Payables to associated companies	20,993	22,746
Other	13,790	38,249

Total current liabilities	382,812	638,136

Deferred Credits
Unamortized investment tax credits	10,685	11,355
Deferred income taxes	311,045	279,818
Accrued pensions and benefits	126,909	130,478
Asset retirement obligations	29,441	29,469
Regulatory liabilities
Accrued asset removal costs	320,819	306,014
Other	15,181	14,973
Other	33,723	45,556

Total deferred credits	847,803	817,663

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$2,892,189	$3,022,766

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008

OPERATING REVENUES
Utility	$190,101	$244,384	$1,371,868	$1,386,561
Non-utility	11	31	33	57

Total Operating Revenues	190,112	244,415	1,371,901	1,386,618

OPERATING EXPENSES
Utility cost of gas	79,327	140,274	778,144	825,689
Operation and maintenance	61,471	64,453	192,342	190,216
Depreciation and amortization	22,738	23,159	70,130	69,850
General taxes and other assessments	21,737	20,040	91,362	81,342

Total Operating Expenses	185,273	247,926	1,131,978	1,167,097

OPERATING INCOME (LOSS)	4,839	(3,511)	239,923	219,521
Other Income (Expenses)—Net	774	295	1,157	1,223
Interest Expense
Interest on long-term debt	10,422	9,964	30,887	29,903
Other—net	311	326	2,864	3,883

Total Interest Expense	10,733	10,290	33,751	33,786

INCOME (LOSS) BEFORE INCOME TAXES	(5,120)	(13,506)	207,329	186,958
INCOME TAX EXPENSE (BENEFIT)	(2,895)	(5,594)	80,115	72,494

NET INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDENDS	(2,225)	(7,912)	127,214	114,464
Dividends on preferred stock	330	330	990	990

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(2,555)	$(8,242)	$126,224	$113,474

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Nine Months Ended
	June 30,
(In thousands)	2009	2008

OPERATING ACTIVITIES
Net income before preferred stock dividends	$127,214	$114,464
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	70,130	69,850
Amortization of:
Other regulatory assets and liabilities—net	2,463	1,992
Debt related costs	597	646
Deferred income taxes—net	29,543	703
Accrued/deferred pension cost	(3,294)	(3,325)
Compensation expense related to equity awards	1,468	2,911
Other non-cash charges (credits)—net	(840)	(1,388)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(9,201)	(125,463)
Gas costs and other regulatory assets/liabilities—net	35,337	(11,317)
Storage gas	199,695	1,335
Other prepayments	22,366	15,080
Accounts payable and other accrued liabilities, including payables to associated companies	(53,391)	115,753
Wages payable	3,050	2,716
Customer deposits and advance payments	(3,361)	(7,164)
Accrued taxes	19,874	16,437
Accrued interest	9,692	9,553
Other current assets	(8,463)	(5,911)
Other current liabilities	(24,459)	1,909
Deferred gas costs—net	(15,542)	25,355
Deferred assets—other	(12,132)	(17,322)
Deferred liabilities—other	(18,540)	6,987
Other—net	2,499	2,688

Net Cash Provided by Operating Activities	374,705	216,489

FINANCING ACTIVITIES
Long-term debt issued	61,458	10,037
Long-term debt retired	(25,018)	(17)
Notes payable issued (retired)—net	(230,995)	(81,434)
Dividends on common stock and preferred stock	(53,450)	(52,035)
Other financing activities—net	(831)	482

Net Cash Used in Financing Activities	(248,836)	(122,967)

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(91,334)	(90,157)

Net Cash Used in Investing Activities	(91,334)	(90,157)

INCREASE IN CASH AND CASH EQUIVALENTS	34,535	3,365
Cash and Cash Equivalents at Beginning of Year	3,680	4,157

Cash and Cash Equivalents at End of Period	$38,215	$7,522

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$33,861	$46,291
Interest paid	$23,465	$24,311
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital Expenditures included in accounts payable and other accrued liabilities	$(4,822)	$(5,585)
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
     The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Therefore, certain financial information and note disclosures accompanying annual financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) are omitted in this interim report pursuant to the SEC rules and regulations. The interim consolidated financial statements and accompanying notes should be read in conjunction with the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2008. Due to the seasonal nature of Washington Gas’s and WGEServices’ businesses, the results of operations for the periods presented in this report are not necessarily indicative of actual results for the full fiscal years ending September 30, 2009 and 2008 of either WGL Holdings or Washington Gas.
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
     Accounting Standards Adopted in the Current Period
     Subsequent Events. In May, 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 does not apply to the accounting for and disclosure of subsequent events addressed in other generally accepted accounting principles. Effective June 30, 2009, we adopted SFAS No. 165 for disclosures of events or transactions not within the scope of other applicable GAAP. Refer to Note 14—Subsequent Events for the required disclosure under this standard.
     Fair Value. In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP No. FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FAS No. 107 to require disclosures about fair value of financial instruments for interim reporting periods. This rule also amends Accounting Principles Board (APB) Opinion No. 28 to require disclosures about fair value of financial instruments in summarized financial information at interim reporting periods. The guidance in this FSP was effective for us on June 30, 2009. Refer to Note 9—Fair Value Measurements for the required disclosure under this standard.
     Effective October 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, as amended, for our financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit assets or liabilities to be measured at fair value, and does not require any new fair value measurements. Additionally, SFAS No. 157

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
requires retrospective application to financial instruments that were measured at fair value upon initial recognition at the transaction price, in accordance with Emerging Issues Task Force (EITF) Issue No. 02-3. Upon adoption, the differences between the carrying amounts and the fair values of these instruments were recognized as a cumulative-effect adjustment to the opening balance of retained earnings or other appropriate components of net assets. As a result, WGL Holdings recorded a pre-tax $1.7 million cumulative-effect adjustment ($1.0 million after-tax) to increase the opening balance of retained earnings. Additionally, Washington Gas recorded a $4.7 million cumulative effect adjustment to the opening balance of regulatory assets, as these differences relate to gas costs that will be recoverable from customers. Refer to Note 9—Fair Value of Financial Instruments for the required disclosures under this standard.
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
     In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (FSP FAS 157-4). This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased, and for identifying circumstances that indicate a transaction is not orderly. This FSP requires disclosure, in interim and annual periods, the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The guidance in this FSP was effective for us on June 30, 2009. The adoption of this standard has had no effect on our consolidated financial statements for the nine month period ended June 30, 2009. Refer to Note 9—Fair Value Measurements for the required disclosure under this standard.
     Derivative Instruments. In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This statement requires (i) qualitative disclosures about how and why we use derivative instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. SFAS No. 161 was effective for us on January 1, 2009. Refer to Note 8—Derivative and Weather-Related Instruments for the required disclosures under this standard.
     In April 2007, the FASB issued FASB Staff Position (FSP) No. FIN 39-1, Amendment of FASB Interpretation No. 39. This FSP amends FIN 39, Offsetting of Amounts Related to Certain Contracts, to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133). Additionally, it permits a reporting entity to offset the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The guidance in this FSP was effective for us on October 1, 2008. As a result of the implementation of this standard, we net the fair value recorded for each of our cash collateral positions against the net fair value amounts recorded for the associated derivative instruments executed under the same master netting arrangement. There were no material effects on prior periods. At June 30, 2009, and September 30, 2008, WGL Holdings had collateral receivables totaling $47.1 million and $400,000, respectively, which were not eligible to be offset under master netting arrangements. This collateral reflects lower market prices for energy, compared to the contracted purchase price of energy supplies. WGL Holdings had no collateral payables outstanding at either June 30, 2009 or September 30, 2008. Washington Gas had no collateral receivables or payables under master netting arrangements at either June 30, 2009 or September 30, 2008. Refer to Note 8—Derivative and Weather-Related Instruments for other required disclosures under this standard.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Other Newly Issued Accounting Standards
     Accounting Standards Codification. In June, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC). The ASC is now the single source of authoritative U.S. GAAP recognized by the FASB, replacing all previous U.S. GAAP. The Codification does not change U.S. GAAP, however it significantly changes the way in which the accounting literature is organized. The ASC is effective for us on September 30, 2009.
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
     Fair Value. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2). This FSP, which was adopted on October 1, 2008 in conjunction with our implementation of SFAS No. 157, delays the effective date of SFAS No. 157 by one year (October 1, 2009) for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are currently evaluating the possible effect on our consolidated financial statements of applying SFAS No. 157 to our non-financial assets and liabilities.
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

WGL Holdings, Inc.
(In thousands)	Jun. 30, 2009	Sept. 30, 2008

Accounts payable — trade	$172,372	$204,283
Employee benefits and payroll accruals	16,743	22,823
Other accrued liabilities	13,680	16,017

Total	$202,795	$243,123

Washington Gas Light Company
(In thousands)	Jun. 30, 2009	Sept. 30, 2008

Accounts payable — trade	$ 82,535	$131,630
Employee benefits and payroll accruals	15,741	20,631
Other accrued liabilities	11,324	13,799

Total	$109,600	$166,060

NOTE 3. SHORT-TERM DEBT

     WGL Holdings and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. We maintain revolving credit agreements to support our outstanding commercial paper and to permit short-term borrowing flexibility. Our policy is to maintain bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. The following is a summary of our committed credit available at June 30, 2009,

Committed Credit Available (In millions)
Committed credit agreements	WGL Holdings	Washington Gas

Unsecured revolving credit facility, expires August 3, 2012 (a)	$400.0	$300.0
Unsecured credit agreement, expires September 19, 2009	—	10.0

Total committed credit agreements	$400.0	$310.0
Less: Commercial Paper	(22.0)	—

Net committed credit available	$378.0	$310.0

(a)	Both WGL Holdings and Washington Gas have the right to request extensions with the banks’ approval. WGL Holdings’ revolving credit facility permits it to borrow an additional $50 million, with the banks’ approval, for a total of $450 million. Washington Gas’s revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $400 million.
     At June 30, 2009 and September 30, 2008, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper and bank loans from revolving credit facilities of $22.0 million and $271.0 million, respectively, at a weighted average interest rate of 0.55% and 2.92%, respectively.
     As of June 30, 2009, there were no outstanding borrowings under WGL Holdings or Washington Gas’s credit agreements. Of the outstanding notes payable balance at September 30, 2008, $23.0 million and $231.0 million was commercial paper issued by WGL Holdings and Washington Gas, respectively. As of September 30, 2008, WGL Holdings had $17.0 million in outstanding borrowings under its revolving credit facility and there were no outstanding borrowings under Washington Gas’s credit agreements.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 4. LONG-TERM DEBT

     UNSECURED MEDIUM-TERM NOTES
     Washington Gas issues unsecured Medium-Term Notes (MTNs) with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance. At June 30, 2009, Washington Gas had the capacity, under a shelf registration that was declared effective by the SEC on May 28, 2009, to issue up to $450.0 million of additional MTNs. At June 30, 2009 and September 30, 2008, outstanding MTNs were $689.0 million and $664.0 million, respectively. At June 30, 2009 and September 30, 2008, the weighted average interest rate on all outstanding MTNs was 5.92% and 5.95%, respectively.
     In October 2008, Washington Gas retired $25.0 million of 5.49% MTNs. On December 5, 2008, Washington Gas issued $50.0 million of 7.46% fixed rate MTNs due December 5, 2018. Proceeds from this MTN were used by Washington Gas to replace matured MTNs and for general corporate purposes, including funding capital expenditures and working capital needs, and repaying commercial paper.
NOTE 5. COMMON SHAREHOLDERS’ EQUITY

     The tables below reflect the components of “Common shareholders’ equity” for WGL Holdings and Washington Gas as of June 30, 2009 and September 30, 2008.

WGL Holdings, Inc.
Components of Common Shareholders’ Equity
(In thousands, except shares)	Jun. 30, 2009	Sept. 30, 2008

Common stock, no par value, 120,000,000 shares authorized, 50,141,229 and 49,916,883 shares issued, respectively	$514,440	$507,105
Paid-in capital	12,876	14,398
Retained earnings	605,679	527,812
Accumulated other comprehensive loss, net of taxes	(1,617)	(1,751)

Total	$1,131,378	$1,047,564

Washington Gas Light Company
Components of Common Shareholder’s Equity
(In thousands, except shares)	Jun. 30, 2009	Sept. 30, 2008

Common stock, $1 par value, 80,000,000 shares authorized, 46,479,536 shares issued	$46,479	$46,479
Paid-in capital	468,437	467,761
Retained earnings	496,012	422,560
Accumulated other comprehensive loss, net of taxes	(1,617)	(1,751)

Total	$1,009,311	$935,049

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 6. COMPREHENSIVE INCOME

     The tables below reflect the components of “Comprehensive income” for the three and nine months ended June 30, 2009 and 2008 for WGL Holdings and Washington Gas. Items that are excluded from “Net income” and charged directly to “Common shareholders’ equity” are recorded in “Other comprehensive income, net of taxes.” The amount of “Accumulated other comprehensive loss, net of taxes” is included in “Common shareholders’ equity” (refer to Note 5—Common Shareholders’ Equity).

WGL Holdings, Inc. Components of Comprehensive Income
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008

Net income (loss) applicable to common stock	$1,807	($492)	$131,502	$127,743
Other comprehensive income, net of taxes (a)	37	86	134	284

Comprehensive income (loss)	$1,844	($406)	$131,636	$128,027

(a)	Amounts relate to postretirement benefits.

Washington Gas Light Company Components of Comprehensive Income
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008

Net income (loss) before preferred stock dividends	($2,225)	($7,912)	$127,214	$114,464
Other comprehensive income, net of taxes (a)	37	86	134	284

Comprehensive income (loss)	($2,188)	($7,826)	$127,348	$114,748

(a)	Amounts relate to postretirement benefits.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 7. EARNINGS PER SHARE

     Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for WGL Holdings for the three and nine months ended June 30, 2009 and 2008.

Basic and Diluted EPS
	Net		Per Share
(In thousands, except per share data)	Income (Loss)	Shares	Amount

Three Months Ended June 30, 2009
Basic EPS	$1,807	50,141	$0.04

Stock-based compensation plans	—	294

Diluted EPS	$1,807	50,435	$0.04

Three Months Ended June 30, 2008
Basic EPS	$(492)	49,638	$(0.01)

Stock-based compensation plans	—	—

Diluted EPS	$(492)	49,638	$(0.01)

Nine Months Ended June 30, 2009
Basic EPS	$131,502	50,092	$2.63

Stock-based compensation plans	—	257

Diluted EPS	$131,502	50,349	$2.61

Nine Months Ended June 30, 2008
Basic EPS	$127,743	49,515	$2.58

Stock-based compensation plans	—	317

Diluted EPS	$127,743	49,832	$2.56

     For the three and nine months ended June 30, 2009, we had weighted average outstanding stock options totaling approximately 658,000 and 532,000 shares, respectively, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. We incurred a net loss for the three months ended June 30, 2008; therefore, all common shares issuable pursuant to stock-based compensation plans, which included weighted average stock option and performance shares of $1.3 million shares and 294,000 shares, respectively, were not considered in the diluted loss per share calculations due to the anti-dilutive effect of such shares. For the nine months ended June 30, 2008, we did not exclude any weighted average outstanding stock options from the calculation of diluted EPS.
NOTE 8. DERIVATIVE AND WEATHER-RELATED INSTRUMENTS

     DERIVATIVE INSTRUMENTS
     To the extent that the information below is being disclosed under the requirements of SFAS No. 161, no prior period information is presented. Under the standard, only information after the date of implementation, January 1, 2009, is required to be disclosed. Therefore, only June 30, 2009 balances are being disclosed for the balance sheet information and, only activity for the three months ended June 30, 2009 is being disclosed for the income statement information.
     Regulated Utility Operations
     Washington Gas enters into contracts related to the sale and purchase of natural gas that qualify as derivative instruments and are accounted for under SFAS No. 133. These derivative instruments are recorded at fair value on our balance sheet and

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Washington Gas does not designate any derivatives as hedges under SFAS No. 133. Washington Gas’s derivative contracts relate to: (i) Washington Gas’s asset optimization program and (ii) managing price risk associated with the purchase of gas to serve utility customers.
     Asset Optimization. Washington Gas optimizes the value of its long-term natural gas transportation and storage capacity resources during periods when these resources are not being used to physically serve utility customers. Specifically, Washington Gas utilizes: (i) its transportation capacity assets to benefit from favorable natural gas price differentials between different geographic locations and (ii) its storage capacity assets to benefit from favorable natural gas price differentials between different time periods. As part of this asset optimization program, Washington Gas enters into physical and financial derivative transactions in the form of forwards, swaps and option contracts to lock-in operating margins that Washington Gas will ultimately realize. Regulatory sharing mechanisms in all three jurisdictions allow the profit from these transactions to be shared between Washington Gas’s shareholders and customers; therefore, any changes in fair value are recorded through earnings, or as regulatory assets or liabilities, to the extent that gains and losses associated with these derivative instruments will be included in the rates charged to customers. The derivatives used under this program are subject to mark-to-market accounting treatment. This treatment may cause significant period-to-period volatility in earnings from unrealized gains and losses associated with these valuation changes for the portion of net profits to be retained for shareholders; however, this volatility does not change the locked-in operating margins that Washington Gas will ultimately realize from these transactions. In accordance with EITF Issue No. 02-3, Issues involved in Accounting for Derivative Contracts held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3), all physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas”. Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three and nine months ended June 30, 2009 were $2.2 million and $19.6 million.
     Other Risk Management Activities. Additionally, as a part of managing price risk associated with its natural gas supply to utility customers, Washington Gas enters into forward contracts, option contracts, financial swap contracts and other contracts that are accounted for as derivative instruments. Any gains and losses associated with these derivatives are recorded as regulatory liabilities or assets, respectively, to reflect the rate treatment for these economic hedging activities.
     Non-Utility Operations
     Our non-regulated retail energy-marketing subsidiary, WGEServices, also enters into certain derivative contracts as part of managing the price risk associated with the sale and purchase of natural gas and electricity to its retail customers. These derivatives may cause significant period-to-period volatility in earnings; however, this volatility will not change the operating margins that WGEServices will ultimately realize from the sales to its customers. Derivative instruments are recorded at fair value on our consolidated balance sheets. WGEServices does not designate these derivatives as hedges under SFAS No. 133; therefore, changes in the fair value of these derivative instruments are reflected in the earnings of our retail energy-marketing segment.
     Consolidated Operations
     Reflected in the tables below is information for WGL Holdings as well as Washington Gas. The information for WGL Holdings includes derivative instruments for both Washington Gas and WGEServices.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     At June 30, 2009, the absolute notional amounts of our derivatives are as follows:

Absolute Notional Amounts
of Open Positions on Derivative instruments
	Notional Amounts
(In millions)	WGL Holdings	Washington Gas

Derivative transactions

Natural Gas (in therms)
Asset Optimization	1,401.2	1,401.2
Retail sales	3.0	—
Other risk-management activities	511.1	310.1
Electricity (in kWhs)	—
Retail sales	694.0	—
Other risk-management activities	6,908.0	—

     The following tables present the balance sheet classification for all derivative instruments.

WGL Holdings, Inc.
Balance Sheet Classification of Derivative Instruments
As of June 30, 2009
	Derivative	Derivative	Netting of
(In millions)	Assets	Liabilities	Collateral	Total

Balance Sheet location

Other current assets	$30.4	$(13.4)	$1.1	$18.1
Deferred charges and other assets—other	33.1	(23.6)	—	9.5
Other current liabilities	3.1	(32.8)	1.1	(28.6)
Deferred credits — other	2.3	(26.1)	0.4	(23.4)

Total	$68.9	$(95.9)	$2.6	$(24.4)

Washington Gas Light Company
Balance Sheet Classification of Derivative Instruments
As of June 30, 2009
	Derivative	Derivative	Netting of
(In millions)	Assets	Liabilities	Collateral	Total

Balance Sheet location

Other current assets	$23.9	$(11.7)	$—	$12.2
Deferred charges and other assets—other	32.0	(23.2)	—	8.8
Other current liabilities	2.8	(11.0)	—	(8.2)
Deferred credits — other	2.3	(9.1)	—	(6.8)

Total	$61.0	$(55.0)	$—	$6.0

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     The following tables present all gains and losses associated with derivative instruments for the three months ended June 30, 2009.

Gains and Losses on Derivative Instruments
Three Months Ended June 30, 2009
(In millions)	WGL Holdings	Washington Gas

Recorded to income
Operating revenues — non-utility	$(5.2)	$—
Utility cost of gas	1.4	1.4
Non-utility cost of energy-related sales	(9.7)	—
Recorded to regulatory assets — gas costs	(5.0)	(5.0)

Total	$(18.5)	$(3.6)

     Certain of Washington Gas’s derivative instruments contain contract provisions that would require collateral to be posted if the credit rating of Washington Gas’s debt falls below certain levels. Similarly, certain of WGEServices derivative instruments contain contract provisions that require collateral to be posted if the credit rating of WGL Holdings falls below certain levels. At June 30, 2009, WGEServices’ had posted $2.6 million of collateral related to its derivative liabilities that contained credit-related contingent features. Washington Gas was not required to post any collateral at June 30, 2009. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required to be posted related to the net fair value of our derivative instruments if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on June 30, 2009.

Potential Collateral Requirements for Derivative Liabilities
with Credit-risk-Contingent Features
(In millions)	WGL Holdings	Washington Gas

Derivative liabilities with credit-risk-contingent features	$65.7	$36.4
Maximum potential collateral requirements	26.2	—

     Neither Washington Gas nor WGEServices enters into derivative contracts for speculative purposes.
     Concentration of Credit Risk
     Both Washington Gas and WGEServices are exposed to credit risk associated with agreements with wholesale counterparties that are accounted for as derivative instruments. We have credit policies in place that are designed to mitigate credit risk associated with wholesale counterparties through a requirement for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. For certain counterparties or their guarantors that meet this policy’s credit worthiness criteria, both Washington Gas and WGEServices grant unsecured credit which is continuously monitored. Additionally, our agreements with wholesale counterparties contain netting provisions which allow the receivable and payable exposure to/from each counterparty to be offset. At June 30, 2009, five counterparties each represented over 10% of Washington Gas’s credit exposure to wholesale derivative counterparties, for a total credit risk of $21.1 million related to those five counterparties. WGEServices did not have any significant concentrations of credit risk associated with its wholesale counterparties at June 30, 2009.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     WEATHER-RELATED INSTRUMENTS
     Regulated Utility Operations
     On October 1, 2008, Washington Gas purchased and sold heating degree day (HDD) derivatives to protect against variations from normal weather in the District of Columbia from October 1, 2008 through September 30, 2009. During fiscal year 2008, Washington Gas had weather insurance to protect against warmer-than normal weather in the District of Columbia.
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
     During the three and nine months ended June 30, 2009, Washington Gas recorded a pre-tax loss of $235,000 and $3.3 million including amortization expense, respectively, related to its weather derivatives as a result of colder-than-normal weather. For the three and nine months ended June 30, 2008, Washington Gas recorded a pre-tax benefit, net of premium costs, of $273,000 and $932,000 respectively, related to its insurance policy as a result of the warmer-than-normal weather experienced in that period. Benefits and expenses associated with Washington Gas’s weather-related instruments are recorded to “Operation and maintenance” expense.
     Non-Utility Operations
     WGEServices utilizes weather-related derivatives for managing the financial effects of weather risks. These derivatives cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts may pay WGEServices a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. Similar to Washington Gas’s weather instruments, these contracts are accounted for under the guidelines in EITF Issue No. 99-2. For the three and nine months ended June 30, 2009, WGEServices recorded pre-tax benefit of $221,000 and amortization expense of $1.0 million, respectively, related to these derivatives. For the three and nine months ended June 30, 2008, WGEServices recorded pre-tax amortization expenses of $70,000 and a pre-tax accrued benefit, net of premium costs, of $66,000, respectively, related to these derivatives.
NOTE 9. FAIR VALUE MEASUREMENTS

     Effective October 1, 2008, we adopted SFAS No. 157 for our financial assets and liabilities that are required to be measured at fair value on a recurring basis. These financial assets and liabilities primarily consist of energy-related derivatives recorded on our balance sheet under SFAS No. 133 as well as long-term debt and preferred stock outstanding that are required to be disclosed at fair value. Under SFAS No. 157, fair value is defined as the exit price, representing the amount that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To value our financial instruments, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about credit risk (both our own credit risk and the counterparty’s credit risk) and the risks inherent in the inputs to our valuation technique, the income approach.
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
     Level 1. Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. Level 1 assets and liabilities primarily include exchange traded derivatives and securities. At June 30, 2009, we do not have any financial assets or liabilities in this category.
     Level 2. Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs that are corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions including: (i) quoted forward prices for commodities, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At June 30, 2009, level 2 financial assets and liabilities included non-exchange traded energy-related derivatives such as financial swaps and options and physical forward contracts for deliveries at active market locations.
     Level 3. Level 3 of the fair value hierarchy consists of assets or liabilities that are valued using significant unobservable inputs at the reporting date. These unobservable assumptions reflect our assumptions about estimates that market participants would use in pricing the asset or liability, including historical volatility and pricing data when delivery is to inactive market locations. These inputs may be used with industry standard valuation methodologies that result in our best estimate of fair value for the assets or liabilities at the reporting date. At June 30, 2009, OTC derivative assets and liabilities in this category included: (i) physical contracts valued with significant basis adjustments to observable market data when delivery is to inactive market locations; (ii) long-dated positions where observable pricing is not available over the life of the contract; (iii) contracts valued using historical volatility assumptions and (iv) valuations using indicative broker quotes for inactive market locations.
     The following table sets forth financial instruments recorded at fair value on a recurring basis as of June 30, 2009. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

Fair Value Measurements Under the Fair Value Hierarchy at June 30, 2009
Energy-Related Derivative Assets and Liabilities
(In millions)	WGL Holdings		Washington Gas
	Assets	Liabilities	Assets	Liabilities

Level 1	$—	$—	$—	$—
Level 2	33.8	(31.7)	32.6	(19.4)
Level 3	35.1	(64.2)	28.4	(35.6)
Counterparty and cash collateral netting	(41.3)	43.9	(40.0)	40.0

Total	$27.6	$(52.0)	$21.0	$(15.0)

     The following table is a summary of the changes in the fair value of our energy-related derivative assets (liabilities) that are measured at net fair value on a recurring basis in accordance with SFAS No. 157 using significant Level 3 inputs during the three month period ended June 30, 2009.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	WGL Holdings	Washington Gas

Balance at April 1, 2009	$(10.5)	$(7.1)
Realized and unrealized gains (losses)
Recorded to income	(28.6)	—
Recorded to regulatory assets — gas costs	(0.9)	(0.9)
Transfers in and/or out of Level 3	—	—
Purchases and settlements, net	10.9	0.8

Balance at June 30, 2009	$(29.1)	$(7.2)

     The following table is a summary of the changes in the fair value of our energy-related derivative assets (liabilities) that are measured at net fair value on a recurring basis in accordance with SFAS No. 157 using significant Level 3 inputs during the nine month period ended June 30, 2009.

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	WGL Holdings	Washington Gas

Balance at October 1, 2008	$(9.1)	$(17.0)
Realized and unrealized gains (losses)
Recorded to income	(40.4)	6.3
Recorded to regulatory assets — gas costs	1.1	1.1
Transfers in and/or out of Level 3	—	—
Purchases and settlements, net	19.3	2.4

Balance at June 30, 2009	$(29.1)	$(7.2)

     The table below sets forth the line items on the Statements of Income of the amounts recorded to income for the three and nine months ended June 30, 2009, related to fair value measurements using significant level 3 inputs.

Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
	Three Months Ended		Nine Months Ended
	June 30, 2009		June 30, 2009
(In millions)	WGL Holdings	Washington Gas	WGL Holdings	Washington Gas

Operating revenues — non-utility	$(5.2)	$—	$(6.8)	$—
Utility cost of gas	—	—	6.3	6.3
Non-utility cost of energy-related sales	(23.4)	—	(39.9)	—

Total	$(28.6)	$—	$(40.4)	$6.3

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Unrealized gains (losses) for the three and nine months ended June 30, 2009 attributable to derivative assets and liabilities measured using significant Level 3 inputs at June 30, 2009 were recorded as follows:

Unrealized Gains (Losses) Recorded for Level 3 Measurements
	Three Months Ended		Nine Months Ended
	June 30, 2009		June 30, 2009
(In millions)	WGL Holdings	Washington Gas	WGL Holdings	Washington Gas

Recorded to income
Operating revenues — non-utility	$1.8	$—	$3.7	$—
Utility cost of gas	—	—	7.3	7.3
Non-utility cost of energy-related sales	(14.2)	—	(22.6)	—
Recorded to regulatory assets — gas costs	(1.0)	(1.0)	2.5	2.5

Total	$(13.4)	$(1.0)	$(9.1)	$9.8

     The following table presents the carrying amounts and estimated fair values of our financial instruments at June 30, 2009. The carrying amount of any other financial instruments in current assets and current liabilities approximates fair value because of the short-term maturity of these instruments, and therefore are not shown in the table below.

Fair Value of Financial Instruments
	2009
At June 30,	Carrying	Fair
(In millions)	Amount	Value

Preferred stock	$28.2	$21.7
Long-term debt(a)	$624.1	$660.1

(a)	Excludes current maturities and unamortized discounts.
     Neither Washington Gas’s preferred stock nor long-term debt is actively traded. The fair value of long-term debt was estimated based on the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for Washington Gas’s credit quality. Similarly, the fair value of Washington Gas’s preferred stock was estimated based on long-term U.S. Treasury issues as adjusted for Washington Gas’s credit quality.

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
     With approximately 91% of WGL Holdings’ consolidated total assets, the regulated utility segment is our core business and comprises Washington Gas and Hampshire. The regulated utility segment, through Washington Gas, provides regulated gas distribution services (including the sale and delivery of natural gas, meter reading, responding to customer inquiries, bill preparation and the construction and maintenance of its natural gas distribution system) to customers primarily in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia. In addition to the regulated operations of Washington Gas, the regulated utility segment includes the operations of Hampshire, an underground natural gas storage company that is regulated under a cost of service tariff by the Federal Energy Regulatory Commission (FERC) and provides services exclusively to Washington Gas.
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
     The same accounting policies applied in preparing our consolidated financial statements also apply to the reported segments. While net income or loss is the primary criterion for measuring a segment’s performance, we also evaluate our operating segments based on other relevant factors, such as penetration into their respective markets and return on equity. The following tables present operating segment information for the three and nine months ended June 30, 2009 and 2008.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information
		Non-Utility Operations
	Regulated	Retail Energy -	Design-Build
(In thousands)	Utility	Marketing	Energy Systems	Other Activities	Eliminations	Consolidated

Three Months Ended June 30, 2009

Operating Revenues (a)	$190,101	$233,122	$7,950	$6	$(4,143)	$427,036

Operating Expenses:
Cost of Energy-Related Sales	79,328	215,901	6,259	—	(4,143)	297,345
Operation	49,934	9,575	259	756	—	60,524
Maintenance	10,924	—	—	—	—	10,924
Depreciation and Amortization	22,979	174	15	—	—	23,168
General Taxes and Other Assessments:
Revenue Taxes	10,715	239	—	—	—	10,954
Other	11,102	752	40	4	—	11,898

Total Operating Expenses	184,982	226,641	6,573	760	(4,143)	414,813

Operating Income (Loss)	5,119	6,481	1,377	(754)	—	12,223
Other Income (Expenses) — Net	766	31	23	74	(76)	818
Interest Expense	10,733	83	—	72	(76)	10,812
Dividends on Washington Gas preferred Stock	330	—	—	—	—	330
Income Tax Expense (Benefit)	(2,787)	2,579	566	(266)	—	92

Net Income (Loss) Applicable to Common Stock	$(2,391)	$3,850	$834	$(486)	$—	$1,807

Total Assets	$2,886,405	$268,131	$23,657	$47,299	$(68,792)	$3,156,700

Capital Expenditures/Investments	$28,162	$582	$5	$—	$—	$28,749

Three Months Ended June 30, 2008

Operating Revenues (a)	$244,384	$214,385	$8,756	$22	$(2,898)	$464,649

Operating Expenses:
Cost of Energy-Related Sales	140,274	193,333	7,140	—	(2,898)	337,849
Operation	52,461	6,507	1,179	1,216	—	61,363
Maintenance	11,306	—	—	—	—	11,306
Depreciation and Amortization	23,398	200	12	—	—	23,610
General Taxes and Other Assessments:
Revenue Taxes	10,565	128	—	—	—	10,693
Other	9,565	733	23	5	—	10,326

Total Operating Expenses	247,569	200,901	8,354	1,221	(2,898)	455,147

Operating Income (Loss)	(3,185)	13,484	402	(1,199)	—	9,502
Other Income (Expenses) — Net	295	81	87	4	(21)	446
Interest Expense	10,301	33	—	137	(21)	10,450
Dividends on Washington Gas preferred Stock	330	—	—	—	—	330
Income Tax Expense (Benefit)	(5,470)	5,414	188	(472)	—	(340)

Net Income (Loss) Applicable to Common Stock	$(8,051)	$8,118	$301	$(860)	$—	$(492)

Total Assets	$2,977,345	$232,489	$18,693	$42,430	$(52,456)	$3,218,501

Capital Expenditures/Investments	$28,989	$77	$17	$—	$—	$29,083

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information
		Non-Utility Operations
	Regulated	Retail Energy -	Design-Build
(In thousands)	Utility	Marketing	Energy Systems	Other Activities	Eliminations	Consolidated

Nine Months Ended June 30, 2009

Operating Revenues (a)	$1,371,868	$916,105	$27,066	$5	$(21,032)	$2,294,012

Operating Expenses:
Cost of Energy-Related Sales	778,144	881,194	20,277	1	(21,032)	1,658,584
Operation	158,501	24,860	2,053	2,754	—	188,168
Maintenance	32,053	—	—	—	—	32,053
Depreciation and Amortization	70,850	601	43	—	—	71,494
General Taxes and Other Assessments:
Revenue Taxes	52,870	537	—	—	—	53,407
Other	38,716	2,289	103	19	—	41,127

Total Operating Expenses	1,131,134	909,481	22,476	2,774	(21,032)	2,044,833

Operating Income (Loss)	240,734	6,624	4,590	(2,769)	—	249,179
Other Income (Expenses) — Net	1,146	69	126	838	(584)	1,595
Interest Expense	33,758	594	(1)	699	(584)	34,466
Dividends on Washington Gas preferred Stock	990	—	—	—	—	990
Income Tax Expense (Benefit)	80,431	2,466	1,850	(931)	—	83,816

Net Income (Loss) Applicable to Common Stock	$126,701	$3,633	$2,867	$(1,699)	$—	$131,502

Total Assets	$2,886,405	$268,131	$23,657	$47,299	$(68,792)	$3,156,700

Capital Expenditures/Investments	$92,741	$1,937	$27	$—	$—	$94,705

Nine Months Ended June 30, 2008

Operating Revenues (a)	$1,386,561	$843,161	$18,316	$8	$(11,734)	$2,236,312

Operating Expenses:
Cost of Energy-Related Sales	825,689	794,812	15,140	—	(11,734)	1,623,907
Operation	154,888	19,175	2,032	3,012	—	179,107
Maintenance	33,247	—	—	—	—	33,247
Depreciation and Amortization	70,578	598	34	—	—	71,210
General Taxes and Other Assessments:
Revenue Taxes	47,611	419	—	—	—	48,030
Other	33,961	2,307	75	22	—	36,365

Total Operating Expenses	1,165,974	817,311	17,281	3,034	(11,734)	1,991,866

Operating Income (Loss)	220,587	25,850	1,035	(3,026)	—	244,446
Other Income (Expenses) — Net	1,259	75	308	999	(1,047)	1,594
Interest Expense	33,814	1,050	—	1,323	(1,047)	35,140
Dividends on Washington Gas preferred Stock	990	—	—	—	—	990
Income Tax Expense (Benefit)	72,919	9,920	518	(1,190)	—	82,167

Net Income (Loss) Applicable to Common Stock	$114,123	$14,955	$825	$(2,160)	$—	$127,743

Total Assets	$2,977,345	$232,489	$18,693	$42,430	$(52,456)	$3,218,501

Capital Expenditures/Investments	$90,365	$147	$160	$—	$—	$90,672

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
     At June 30, 2009 and September 30, 2008, the Washington Gas Balance Sheets reflected a receivable from associated companies of $1.2 million and $4.6 million, respectively. At June 30, 2009 and September 30, 2008, the Washington Gas Balance Sheets reflected a payable to associated companies of $21.0 million and $22.7 million, respectively, related to the activities described above.
     Additionally, Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGEServices. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services and the related sales and purchases of natural gas, Washington Gas charged WGEServices, an affiliated energy marketer, $4.1 million and $2.9 million for the three months ended June 30, 2009 and 2008, respectively. In the nine months ended June 30, 2009 and 2008, the charges were $21.0 million and $11.7 million, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.
     As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGEServices has recognized an accounts receivable from Washington Gas in the amount of $3.9 million and $5.4 million at June 30, 2009 and September 30, 2008, respectively, related to an imbalance in gas volumes. Due to regulatory requirements, these receivables are not eliminated in the consolidated financial statements of WGL Holdings. These imbalances are settled in cash or by adjusting natural gas deliveries in subsequent periods.
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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     District of Columbia Jurisdiction
     Recovery of Heavy Hydrocarbon (HHC) Costs. On May 1, 2006, Washington Gas filed two tariff applications with the Public Service Commission of the District of Columbia (PSC of DC) requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the utility to recover from its delivery service customers the costs of HHCs that are being injected into Washington Gas’s natural gas distribution system. Washington Gas had been recovering the costs of HHCs from sales customers in the District of Columbia through its Purchased Gas Charge (PGC) provision in this jurisdiction. On October 2, 2006, the PSC of DC issued an order rejecting Washington Gas’s proposed tariff revisions until the Public Service Commission of Maryland (PSC of MD) issued a final order related to this matter. On October 12, 2006, Washington Gas filed a Motion for Clarification requesting that the PSC of DC affirm that Washington Gas can continue collecting HHC costs from sales customers through its PGC provision or to record such HHC costs incurred as a regulatory asset pending a ruling by the PSC of DC on future cost recovery. On May 11, 2007, the PSC of DC directed Washington Gas to cease prospective recovery of the cost of HHCs through the PGC provision, with future HHC costs to be recorded as a “pending” regulatory asset. On November 16, 2007 the PSC of MD issued a Final Order in the relevant case supporting full recovery of the HHC costs in Maryland. On March 25, 2008, the PSC of DC issued an order stating that the consideration of Washington Gas’s HHC strategy will move forward and directed interested parties to submit filings reflecting a proposed procedural schedule. On June 6, 2008, Washington Gas and the District of Columbia Office of the People’s Counsel filed a joint response to the order proposing a procedural schedule and a list of issues for consideration in the case. The PSC of DC adopted the proposed issues list and approved a procedural schedule. Washington Gas and other parties subsequently filed comments, conducted discovery and the parties filed reply comments. On April 30, 2009, the PSC ruled that there were unresolved issues and directed that they should be addressed in evidentiary hearings. The PSC issued an order establishing a procedural schedule to address these unresolved issues in the case. Initial testimony was filed May 29, 2009, and rebuttal testimony was filed on July 24, 2009. Hearings are scheduled for September, 2009. As of June 30, 2009 Washington Gas has incurred cumulative total HHC costs of $1.7 million related to DC of which approximately $0.5 million has been recovered, $0.6 million has been expensed and $0.6 million has been deferred as a regulatory asset subject to the outcome of the most recent PSC of DC order.
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
     Washington Gas filed appeals with the PSC of MD asserting that the Hearing Examiner’s recommendation was without merit. On February 5, 2009, the PSC of MD issued an Order that granted the appeal and reversed the findings of the Hearing Examiner. Accordingly, the gas costs at issue were deemed recoverable from rate payers. The PSC of MD’s Order concluded that the responsibility for recovery of these costs should be assigned to the specific group of customers associated with unbundled firm delivery service and directed Washington Gas to bill such costs to those customers over a 24-month period and to provide a credit to firm bundled sales customers over the same period. As a result of this Order, the liability recorded in fiscal year 2006 for this issue was reversed in the quarter ended December 31, 2008, and Washington Gas recorded income of $4.6 million (pre-tax) to “Operating revenues-utility.” On February 25, 2009, Washington Gas filed its compliance plan with the PSC of MD which outlined the plan for returning these funds to its firm sales customers, as well as collecting funds from firm delivery service customers beginning with Washington Gas’s May 2009 billing cycle and ending with its April 2011 billing cycle. On April 29, 2009, the PSC of MD approved the Company’s plan.

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
     On May 4, 2009, the staff of the SCC of VA issued a report, commenting on the amount of the ESM liability that had been reported for the fiscal year ending September 30, 2008. Washington Gas filed its response to the staff report on June 18, 2009. On July 17, 2009, Washington Gas and the staff of the SCC of VA filed a Joint Motion to Approve Stipulation and Close Proceeding with the SCC of VA whereby the staff of the SCC of VA and Washington Gas agreed upon the appropriate refund to ratepayers under the ESM. The overall difference between the staff position and the Company position was not material to the financial statements of Washington Gas. On July 24, 2009, the SCC of VA granted the Joint Motion and accepted the Stipulation submitted by Washington Gas and the staff of the SCC of VA in its Final Order approving the ESM liability.
     On an interim basis, the Company records the effects of the ESM based on year-to-date earnings in relation to estimated annual earnings as calculated for regulatory purposes. At June 30, 2009, Washington Gas had accrued a customer liability of $9.5 million for estimated sharing under the Virginia ESM related to fiscal year 2008 and the first nine months of fiscal year 2009. In accordance with the provisions of its VA tariff, the Company began crediting customers’ bills in April 2009 for the fiscal year 2008 ESM liability.
     On November 16, 2007, the PSC of MD issued a Final Order in a rate case which established a phase-two proceeding to review Washington Gas’s request to implement a PBR plan and issues raised by the parties associated with Washington Gas’s BPO agreement. On September 4, 2008, a Proposed Order of Hearing Examiner was issued in this phase-two proceeding. Consistent with Washington Gas’s current accounting methodology, the Proposed Order approved 10-year amortization accounting for initial implementation costs related to Washington Gas’s BPO plan. At June 30, 2009, we had recorded a regulatory asset of $7.5 million, net of amortization related to initial implementation costs allocable to Maryland associated with our BPO plan. Washington Gas’s application seeking approval of a PBR plan was denied. Additionally, the Proposed Order (i) directs Washington Gas to obtain an independent management audit related to issues raised in the phase-two proceeding and (ii) directs the initiation of a collaboration process in which Washington Gas is directed to engage in discussions with the Staff of the PSC of MD (MD Staff), the Maryland Office of People’s Counsel (MD OPC) and interested parties to develop appropriate customer service metrics and a periodic form for reporting results similar to the metrics filed by Washington Gas as part of the approved settlement in Virginia. This Proposed Order has been appealed by the MD Staff, the MD OPC and other parties. Washington Gas’s Reply Memorandum on Appeal was filed on November 5, 2008. A final decision by the PSC of MD is pending.
     The Final Order issued by the PSC of DC on December 28, 2007 approved amortization accounting for initial implementation costs related to the BPO plan in approving the stipulated agreement filed in the proceeding. As part of that approved agreement, Washington Gas withdrew its application seeking approval of a PBR plan. Washington Gas is prohibited from seeking approval of a PBR plan in the District of Columbia until the filing of its next base rate case; however, the settling parties may not seek a change in rates during the rate case filing moratorium period under the terms of the approved rate settlement.

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
     On April 13, 2007, Washington Gas filed the portion of the depreciation study related to the Maryland jurisdiction. A separate proceeding was established on May 2, 2007, by the PSC of MD to review Washington Gas’s request to implement new depreciation rates. On October 25, 2007, Washington Gas filed a 2007 technical update of the Maryland depreciation study based on property, plant and equipment balances as of December 31, 2006. Hearings were held May 12 and 13, 2008. Initial briefs were filed on July 16, 2008 and reply briefs were filed on August 6, 2008. On October 15, 2008, a Proposed Order of Hearing Examiner was issued in Maryland, which would reduce Washington Gas’s annual depreciation expense related to the Maryland jurisdiction by approximately $11.2 million when new depreciation rates are implemented, with a corresponding decrease in annual revenues on a prospective basis to be reflected in future billing rates. Reflected in this reduction in depreciation expense, among other things, are: (i) a change in methodology for calculating accrued asset removal costs and (ii) the designation of certain insurance and relocation reimbursements as salvage value. This reduction in depreciation expense will not impact annual operating income and will not prevent the recovery of our capital investment; however, it will have the effect of deferring full recovery of our capital investment into future years. On November 14, 2008, Washington Gas and MD OPC noted appeals of the October 15, 2008 Proposed Order, thus suspending its effective date. Both Washington Gas and the MD OPC filed Memoranda on Appeal on November 24, 2008. Washington Gas, the MD OPC and the Staff of the PSC of MD filed Reply Memoranda on December 15, 2008. We are currently awaiting a final decision by the PSC of MD.
     NON-UTILITY OPERATIONS
     Construction Project Financing
     To fund certain of its construction projects, Washington Gas enters into financing arrangements with third-party lenders. As part of these financing arrangements, Washington Gas’s customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a note receivable representing its customers’ obligations to remit principal and interest and a long-term note payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the note receivable to the lender and removes both the note receivable and the long-term financing from its financial statements. As of June 30, 2009, work on these construction projects that was not completed or accepted by customers was valued at $17.3 million, which is recorded on the balance sheet as a note receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Once the project is accepted by the customer, the lender will have no recourse against Washington Gas related to this long-term debt.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Financial Guarantees
     WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At June 30, 2009, these guarantees totaled $530.5 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from suppliers when required by our credit policy. WGL Holdings also issued guarantees totaling $3.0 million at June 30, 2009 that were made on behalf of certain of our non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $533.5 million, $27.0 million are due to expire on December 31, 2009. The remaining guarantees do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
NOTE 13. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

     The following tables show the components of net periodic benefit costs (income) recognized in our financial statements during the three and nine months ended June 30, 2009 and 2008:

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended June 30,
	2009		2008

	Pension	Health and	Pension	Health and
(In thousands)	Benefits	Life Benefits	Benefits	Life Benefits

Components of net periodic benefit costs (income)
Service cost	$2,117	$1,283	$2,448	$2,201
Interest cost	10,678	6,257	9,920	6,258
Expected return on plan assets	(12,888)	(4,492)	(13,233)	(4,367)
Amortization of prior service cost	429	(1,005)	459	—
Amortization of actuarial loss	104	1,231	204	1,971
Amortization of transition obligation	—	272	—	310

Net periodic benefit cost (income)	440	3,546	(202)	6,373

Amount allocated to construction projects	34	(559)	130	(893)
Amount expensed (deferred) to match rate recovery	(991)	833	(874)	380
Other	72	—	(25)	1

Amount charged (credited) to expense	$(445)	$3,820	$(971)	$5,861

Components of Net Periodic Benefit Costs (Income)
	Nine Months Ended March 31,
	2009		2008

	Pension	Health and	Pension	Health and
(In thousands)	Benefits	Life Benefits	Benefits	Life Benefits

Components of net periodic benefit costs (income)
Service cost	$6,351	$3,849	$7,345	$6,602
Interest cost	32,034	18,771	29,759	18,774
Expected return on plan assets	(38,665)	(13,476)	(39,697)	(13,102)
Amortization of prior service cost	1,288	(3,016)	1,376	—
Amortization of actuarial loss	312	3,693	612	5,914
Amortization of transition obligation	—	815	—	931

Net periodic benefit cost (income)	1,320	10,636	(605)	19,119

Amount allocated to construction projects	100	(1,659)	357	(2,463)
Amount expensed (deferred) to match rate recovery	(2,972)	2,499	(2,620)	1,136
Other	22	—	(87)	6

Amount charged (credited) to expense	$(1,530)	$11,476	$(2,955)	$17,798

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (concluded)
Notes to Consolidated Financial Statements (Unaudited)
     Amounts included in the line item “Amount expensed (deferred) to match rate recovery,” as shown in the table above, represent the difference between the cost of the applicable Pension Benefits or the Health and Life Benefits and the amount that Washington Gas is permitted to recover in rates that it charges to customers in the District of Columbia.
NOTE 14. SUBSEQUENT EVENTS

     On July 6, 2009, Washington Gas entered into three interest-rate derivative transactions to mitigate a substantial portion of the risk of rising interest rates associated with future debt issuances. The first derivative transaction is a Treasury yield hedge that expires August 11, 2009, and locks in a 3.59% Treasury yield on $50 million of ten-year debt. The second derivative transaction is a forward starting swap that expires April 6, 2010 and locks in a 4.10% cost for the ten-year Treasury plus LIBOR exposure on $4 million of ten-year debt. The third derivative transaction is a forward starting swap that expires June 21, 2010 and locks in a 4.19% cost for the ten-year Treasury plus LIBOR exposure on $20 million of ten-year debt. The expiration of each interest-rate derivative is timed to coincide with expected issuance of new debt securities whose proceeds will refund maturing medium-term notes. There was no activity associated with these types of derivatives during the nine months ended June 30, 2009. During both the three and nine months ended June 30, 2008, Washington Gas did not utilize derivative instruments associated with its debt financing costs. For a further discussion of our management of interest-rate risk, refer to Management’s Discussion within our 2008 Annual Report.
     On July 9, 2009, Washington Gas retired $50.0 million of 6.92% MTNs. The maturing MTNs were repaid by the sale of commercial paper. Washington Gas maintains adequate access to capital markets to meet its liquidity requirements.
     On July 20, 2009, Washington Gas announced changes to the non-contributory defined benefit pension plan to introduce a new employer-provided retirement benefit under the Washington Gas Light Company Savings Plan (“Savings Plan”) for current management and newly hired employees. With the introduction of the new retirement benefit, effective January 1, 2010, current management employees have the option to either remain in the pension plan or cease participating in the pension plan and receive an enhanced contribution under the Savings Plan. Management employees hired after July 1, 2009, will no longer be able to participate in the pension plan. We are currently evaluating the possible effects of these changes on our consolidated financial statements.
     The Company has evaluated all events or transactions that occurred after June 30, 2009 through August 6, 2009, the date the accompanying financial statements were available to be issued. During this period, there were no material subsequent events other than those disclosed above.

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
     Regulated Utility. With approximately 91% of our consolidated total assets, the regulated utility segment consists of Washington Gas and Hampshire Gas Company (Hampshire). Washington Gas, a wholly owned subsidiary of WGL Holdings, delivers natural gas to retail customers in accordance with tariffs approved by the regulatory commissions that have jurisdiction over Washington Gas’s rates. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third-party marketers.
     The rates charged to utility customers, are designed to recover Washington Gas’s operating expenses and natural gas commodity costs and to provide a return on its investment in the net assets used in its firm gas sales and delivery service. Washington Gas recovers the cost of the natural gas to serve firm customers through gas cost recovery mechanisms as approved in jurisdictional tariffs. Any difference between the firm customer gas costs incurred and the gas costs recovered from those firm customers is deferred on the balance sheet as an amount to be collected from or refunded to customers in future periods. Therefore, increases or decreases in the cost of gas associated with sales made to firm customers have no direct effect on Washington Gas’s net revenues and net income.
     Washington Gas’s asset optimization program utilizes Washington Gas’s storage and transportation capacity resources when not fully being used to physically serve utility customers by entering into commodity-related physical and financial contracts with third parties with the objective of deriving a profit to be shared with its utility customers (refer to the section entitled “Market Risk” for a further discussion of our asset optimization program). Unless otherwise noted, therm deliveries shown related to Washington Gas or the regulated utility segment do not include therms delivered related to our asset optimization program.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Hampshire, a wholly-owned subsidiary of WGL Holdings, is regulated by the Federal Energy Regulatory Commission (FERC). Hampshire owns full and partial interests in, and operates underground natural gas storage facilities including pipeline delivery facilities located in and around Hampshire County, West Virginia. Washington Gas purchases all of the storage services of Hampshire and includes the cost of these services in the bills sent to its customers. Hampshire operates under a “pass-through” cost of service-based tariff approved by the FERC, and adjusts its billing rates to Washington Gas on a periodic basis to account for changes in its investment in utility plant and associated expenses.
     Retail Energy-Marketing. The retail energy-marketing segment consists of the operations of Washington Gas Energy Services, Inc. (WGEServices), a wholly owned subsidiary of Washington Gas Resources. WGEServices competes with regulated utilities and other unregulated third-party marketers to sell natural gas and/or electricity directly to residential, commercial and industrial customers in Maryland, Virginia, Delaware and the District of Columbia. WGEServices contracts for its supply needs and buys and resells natural gas and electricity with the objective of earning a profit through competitively priced contracts with end-users. These commodities are delivered to retail customers through the distribution systems owned by regulated utilities such as Washington Gas or other unaffiliated natural gas or electric utilities. WGEServices is also expanding its renewable energy and energy conservation product and service offerings. During the quarter ended December 31, 2008, WGEServices contracted for and completed the construction of a renewable-energy generating facility which includes ownership of the operational asset. Other than this facility, WGEServices does not own or operate any natural gas or electric generation, production, transmission or distribution assets. Continued expansion may include the ownership of other renewable energy producing assets.
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
     Common Equity Ratio. This ratio is calculated by dividing total common shareholders’ equity by the sum of common shareholders’ equity, preferred stock and long-term debt (including current maturities). Maintaining this ratio in the mid-50% range affords us financial flexibility and access to long-term capital at relatively low costs. Refer to the section entitled “Liquidity and Capital Resources—General Factors Affecting Liquidity” for additional comments about our capital structure.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Utility Net Revenues and Gross Margins. We analyze the operating results of the regulated utility segment using utility net revenues and the retail energy-marketing segment using gross margins. Both utility net revenues and gross margins are calculated as revenues less the associated cost of energy and applicable revenue taxes. We believe utility net revenues is a better measure to analyze profitability than gross operating revenues for our regulated utility segment because the cost of the natural gas commodity and revenue taxes are generally included in the rates that Washington Gas charges to customers as reflected in operating revenues. Accordingly, changes in the cost of gas and revenue taxes associated with sales made to customers generally have no direct effect on utility net revenues, operating income or net income. We consider gross margins to be a better reflection of profitability than gross revenues or gross energy costs for our retail energy-marketing segment because gross margins are a direct measure of the success of our core strategy for the sale of natural gas and electricity.
     Neither utility net revenues nor gross margins should be considered as an alternative to, or a more meaningful indicator of, our operating performance than net income. Our measures of utility net revenues and gross margins may not be comparable to similarly titled measures of other companies. Refer to the sections entitled “Results of Operations—Regulated Utility Operating Results” and “Results of Operations—Non-Utility Operating Results” for the calculation of utility net revenues and gross margins, respectively, as well as a reconciliation to operating income and net income for both segments.
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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
WGL HOLDINGS, INC.
     RESULTS OF OPERATIONS — Three Months Ended June 30, 2009 vs. June 30, 2008
     Summary Results
     WGL Holdings reported net income of $1.8 million, or $0.04 per share, for the three months ended June 30, 2009, an increase of $2.3 million or $0.05 per share over net loss of $492,000, or $0.01 per share, reported for the three months ended June 30, 2008. For the twelve-month periods ended June 30, 2009 and 2008, we earned a return on average common equity of 11.9% and11.0%, respectively.
     The comparison of results for the three month period ended June 30, 2009 to the same period of the prior fiscal year primarily reflects an improvement in the results of the regulated utility segment partially offset by decreased earnings from our retail energy-marketing segment.
     The following table summarizes our net income (loss) by operating segment for the three months ended June 30, 2009 and 2008.

Net Income (Loss) by Operating Segment
	Three Months Ended
	June 30,		Increase/
(In millions)	2009	2008	(Decrease)

Regulated Utility	$(2.4)	$(8.1)	$5.7
Non-utility operations:
Retail energy-marketing	3.9	8.1	(4.2)
Design-Build Energy Systems	0.8	0.3	0.5
Other, principally non-utility activities	(0.5)	(0.8)	0.3

Total non-utility	4.2	7.6	(3.4)

Net Income / (Loss)	$1.8	$(0.5)	$2.3

     Regulated Utility Operating Results
     The following table summarizes the regulated utility segment’s operating results for the three months ended June 30, 2009 and 2008.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results
	Three Months Ended
	June 30,		Increase/
(In millions)	2009	2008	(Decrease)

Utility net revenues:
Operating revenues	$190.1	$244.4	$(54.3)
Less: Cost of gas	79.3	140.3	(61.0)
Revenue taxes	10.7	10.6	0.1

Total utility net revenues	100.1	93.5	6.6
Operation and maintenance	60.9	63.8	(2.9)
Depreciation and amortization	23.0	23.4	(0.4)
General taxes and other assessments	11.1	9.6	1.5

Operating income	5.1	(3.3)	8.4
Interest expense	10.7	10.3	0.4
Other (income) expenses-net, including preferred stock dividends	(0.4)	—	(0.4)
Income tax expense	(2.8)	(5.5)	2.7

Net Loss	$(2.4)	$(8.1)	$5.7

     The regulated utility segment’s net loss was $2.4 million for the three months ended June 30, 2009, an improvement of $5.7 million over net loss of $8.1 million for the same three-month period of the prior fiscal year. The improvement is primarily reflecting unrealized margins on derivatives associated with our asset optimization program, lower operation and maintenance expenses and an increase in average active customer meters over the prior period. Partially offsetting these favorable trends were: (i) changes in natural gas consumption patterns that benefited the comparative period last year (ii) a decrease in the recovery of carrying costs caused by lower average investment in storage gas inventory and (iii) lower asset optimization program margins due primarily to the timing of recognizing realized losses on financial derivatives.
     Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between the three months ended June 30, 2009 and 2008.

Composition of Changes in Utility Net Revenues
Increase /
(In millions)	(Decrease)

Customer growth	$0.7
Estimated Weather effects — Offset by weather insurance and derivative products	0.8
Estimated change in natural gas consumption patterns	(3.7)
Gas administrative charge (GAC)	(0.4)
Asset optimization:
Realized margins	(1.4)
Unrealized mark-to market valuations	12.9
Current period lower of cost or market adjustment	0.9
Storage carrying costs	(1.7)
Earnings Sharing Mechanism (ESM)	(1.4)
Other	(0.1)

Total	$6.6

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Customer growth — Average active customer meters increased 10,662 for the three months ended June 30, 2009 compared to the same quarter of the prior fiscal year.
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
     Weather, when measured by heating degree days (HDDs), was 13.6% colder than normal in the third quarter of fiscal year 2009, as compared to 10.3% warmer than normal for the same quarter of fiscal year 2008. Including the effects of our weather protection strategy, there were no material effects on net income attributed to colder or warmer weather on either the quarter ended June 30, 2009 or June 30, 2008.
     Estimated change in natural gas consumption patterns — The variance in net revenues reflects the changes in natural gas consumption patterns that benefited the comparative period last year. These changes may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per HDD that occur. Natural gas consumption patterns may also be affected by non-weather related factors.
     GAC — Represents a regulatory mechanism in all jurisdictions that provides for recovery of uncollectible accounts expense related to changes in gas costs. Lower recoveries reflect the lower cost of natural gas for the third quarter of 2009 as compared to the same quarter in 2008. The related uncollectible accounts expense is included in operation and maintenance expenses.
     Asset optimization — We recorded pre-tax unrealized gains of $2.0 million as compared to a loss of $10.9 million for the three months ended June 30, 2009 and 2008, respectively, associated with our energy-related derivatives. When these derivatives settle, any unrealized amounts will ultimately be reversed, and Washington Gas will realize margins when combined with the related transactions these derivatives economically hedge. Pre-tax realized margins related to our asset optimization program were $1.4 million lower for the quarter ended June 30, 2009 as compared the quarter ended June 30, 2008. Partially offsetting these lower realized margins were $0.9 million of lower-of-cost or market adjustments associated with storage capacity assets utilized for asset optimization. (Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for a further discussion of our asset optimization program).
     Storage carrying costs — Represents recoverable carrying costs based on the cost of capital approved in each jurisdiction, multiplied by the 12-month average balance of storage gas inventory. The decrease from the third quarter of 2008 is due to lower average storage gas inventory balances reflecting a lower weighted average cost of gas in inventory during the third quarter of 2009 as compared to 2008.
     Earnings Sharing Mechanism — Washington Gas has an ESM in Virginia which enables the sharing of earnings in Virginia that exceed a target rate of return on equity with shareholders and customers. For the three months ended June 30, 2009, we recorded $1.2 million of additional expense related to the ESM. For the three months ended June 30, 2008, Washington Gas recorded $241,000 (pre-tax) expense reduction related to the ESM. Refer to the section entitled “Rates and Regulatory Matters — Performance-Based Rate Plans” included in Management’s Discussion for Washington Gas for a further discussion of the ESM.
     Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility for the three months ended June 30, 2009 compared to 2008.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Composition of Changes in Operation and Maintenance Expenses
Increase/
(in millions)	(Decrease)

Weather insurance and derivative products
(Benefit)/loss	$0.6
Decrease in premium costs	(0.1)
Business Process Outsourcing (BPO)	1.1
Labor and incentive plans	(1.0)
Employee benefits	(1.7)
Uncollectible accounts	(0.7)
Paving and leak repair	(0.3)
Other operating expenses	(0.8)

Total	$(2.9)

     Weather insurance and derivative products — During the quarter ended June 30, 2009, Washington Gas recorded a loss of $210,000 (pre-tax) related to its weather derivatives as a result of colder-than-normal weather during the period. For the same quarter of the prior year, Washington Gas recorded a $422,000 benefit (pre-tax) related to its weather derivatives as a result of warmer-than-normal weather during the period. The effect of these weather-related instruments are offset by the effect of weather on utility net revenues.
     Business Process Outsourcing (BPO) — The increase from the prior year reflects a scheduled increase in the recurring service costs paid to the service provider and amortization expense related to the regulatory asset established for initial BPO implementation costs, partially offset by reduced labor and benefits as well as improved cost efficiencies from implementing the outsourcing initiative.
     Labor and incentive plans – The decrease from the prior year reflects the capitalization of certain incentive benefits that were previously expensed as a result of a regulatory decision in Virginia.
     Employee benefits – The decrease from the prior year reflects a reduction in benefits related to post-retirement benefit plans as well as an increase in the discount rate used to measure the benefit obligation.
     Uncollectible accounts — The increase from prior year is due to a higher accrual rate for uncollectible expense in fiscal year 2009 due to an anticipated increase in delinquencies of customer payments stemming largely from the weakened economy.
     Non-Utility Operating Results
     Our non-utility operations comprise two business segments: (i) retail energy-marketing and (ii) design-build energy systems. Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Total net income from our non-utility operations was $4.2 million for the three months ended June 30, 2009, compared to net income of $7.6 million for the same three-month period of the prior fiscal year. This comparison primarily reflects decreased earnings from our retail energy-marketing segment.
     Retail Energy-Marketing. The following table depicts the retail energy-marketing segment’s operating results along with selected statistical data.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail-Energy Marketing Financial and Statistical Data
	Three Months Ended
	June 30,		Increase /
(In millions)	2009	2008	(Decrease)

Operating Results
Gross margins:
Operating revenues	$233.1	$214.4	$18.7
Less: Cost of energy	215.9	193.3	22.6
Revenue taxes	0.2	0.2	—

Total gross margins	17.0	20.9	(3.9)
Operation expenses	9.6	6.5	3.1
Depreciation and amortization	0.2	0.2	—
General taxes and other assessments—other	0.7	0.7	—

Operating income	6.5	13.5	(7.0)
Other income (expenses)-net	—	0.1	(0.1)
Interest expense	0.1	0.1	—
Income tax expense	2.5	5.4	(2.9)

Net income	$3.9	$8.1	$(4.2)

Analysis of gross margins (In millions)
Natural gas
Realized margins	$18.5	$9.9	$8.6
Unrealized mark-to-market gains (losses)	2.0	0.6	1.4

Total gross margins – natural gas	20.5	10.5	10.0

Electricity
Realized margins	8.1	6.1	2.0
Unrealized mark-to-market gains (losses)	(11.6)	4.3	(15.9)

Total gross margins – electricity	(3.5)	10.4	(13.9)

Total gross margins	$17.0	$20.9	$(3.9)

Other Retail-Energy Marketing Statistics
Natural gas
Therm sales (millions of therms)	102.8	111.8	(9.0)
Number of customers (end of period)	148,800	138,200	10,600
Electricity
Electricity sales (millions of kWhs)	1,293.3	854.3	439.0
Number of accounts (end of period)	98,900	63,600	35,300

     WGEServices reported net income of $3.9 million for the three months ended June 30, 2009, compared to net income of $8.1 million reported for the same three-month period of the prior fiscal year.
     The quarter-to-quarter comparison primarily reflects lower gross margins from electric sales, partially offset by the higher gross margins from natural gas sales. Period-to-period comparisons of quarterly gross margins for this segment can vary significantly and are not representative of expected annualized results.
     Gross margins from natural gas sales increased $10.0 million in the third quarter of fiscal year 2009 compared to the same quarter of fiscal year 2008. This increase primarily reflects a $8.6 million (pre-tax) increase in realized margins due to improved per unit margin and a $1.4 million increase in unrealized margins on mark-to-market valuations associated with energy-related derivatives.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Gross margins from electric sales in the current quarter decreased $13.9 million from the same quarter of the prior period. This decrease reflects a $15.9 million (pre-tax) increase in unrealized mark-to-market losses associated with energy-related derivatives, partially offset by higher realized margins of $2.0 million primarily due to increased electric sales volumes. Higher operating expenses relate to increased marketing initiatives designed to take advantage of market opportunities that arose this quarter. Such efforts are reflected in the increased electric sales volumes and in the number of accounts in both the gas and electric markets during the quarter ended June, 30 2009.
     Design-Build Energy Systems. The design-build energy systems segment reported net income of $834,000 for the third quarter of fiscal year 2009, an increase of $533,000 over net income of $301,000 reported for the same period of fiscal year 2008. This increase primarily reflects the growth in the number and in the size and profitability of design-build projects.
     Interest Expense
     The following table depicts the components of the change in interest expense from the quarter ended June 30, 2009 compared to 2008.

Composition of Interest Expense Changes
Increase /
(In millions)	(Decrease)

Long-term debt	$0.4
Short-term debt	(0.2)
Other (includes AFUDC(a) )	0.2

Total	$0.4

(a)       Represents Allowance for Funds Used During Construction.
     WGL Holdings’ interest expense of $10.8 million for the third quarter of fiscal year 2009 increased $400,000 from the same quarter of the prior fiscal year. Higher interest expense for the period primarily reflects higher average balances of long-term and short-term debt outstanding, partially offset by lower weighted average interest rates.
     RESULTS OF OPERATIONS — Nine Months Ended June 30, 2009 vs. June 30, 2008
     Summary Results
     WGL Holdings reported net income of $131.5 million, or $2.61 per share, for the nine months ended June 30, 2009, an increase of $3.8 million, or $0.05 per share, over net income of $127.7 million, or $2.56 per share, reported for the nine months ended June 30, 2008.
     The comparison of results for the nine month period ended June 30, 2009 compared to the same period of the prior fiscal year primarily reflects increased earnings from our regulated utility and design-build energy systems segments, partially offset by decreased earnings from our retail energy-marketing segment.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Net Income (Loss) by Operating Segment
	Nine Months Ended
	June 30,		Increase/
(In millions)	2009	2008	(Decrease)

Regulated Utility	$126.7	$114.1	$12.6
Non-utility operations:
Retail energy-marketing	3.6	15.0	(11.4)
Design-Build Energy Systems	2.9	0.8	2.1
Other, principally non-utility activities	(1.7)	(2.2)	0.5

Total non-utility	4.8	13.6	(8.8)

Net Income	$131.5	$127.7	$3.8

     Regulated Utility Operating Results
     The following table summarizes the regulated utility segment’s operating results for the nine months ended June 30, 2009 and 2008.

Regulated Utility Operating Results
	Nine Months Ended
	June 30,		Increase/
(In millions)	2009	2008	(Decrease)

Utility net revenues:
Operating revenues	$1,371.9	$1,386.6	$(14.7)
Less: Cost of gas	778.1	825.7	(47.6)
Revenue taxes	52.9	47.6	5.3

Total utility net revenues	540.9	513.3	27.6
Operation and maintenance	190.6	188.1	2.5
Depreciation and amortization	70.9	70.6	0.3
General taxes and other assessments—other	38.7	34.0	4.7

Operating income	240.7	220.6	20.1
Interest expense	33.8	33.8	—
Other (income) expenses-net, including preferred stock dividends	(0.2)	(0.3)	0.1
Income tax expense	80.4	73.0	7.4

Net income	$126.7	$114.1	$12.6

     The regulated utility segment’s net income was $126.7 million for the nine months ended June 30, 2009, an increase of $12.6 million over net income of $114.1 million for the same nine month period of the prior fiscal year. Operating earnings included: (i) the effect of an increase in average active customer meters over the prior period; (ii) an increase in the recovery of carrying costs on higher average storage gas inventory balances; (iii) higher margins from our asset optimization program; (iv) the reversal of a reserve for disallowed natural gas costs in Maryland due to a February 5, 2009 Order from the Public Service Commission of Maryland (PSC of MD); and (v) lower costs for weather protection products related to our District of Columbia territory. Offsetting these improvements was the prior year beneficial effects for natural gas consumption patterns and for last year’s beneficial impact of the timing of certain rate relief mechanisms in Maryland.
     Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between the nine months ended June 30, 2009 and 2008.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Composition of Changes in Utility Net Revenues
Increase /
(In millions)	(Decrease)

Customer growth	$4.5
Estimated Weather effects — Offset by weather insurance and derivative products	8.8
Estimated change in natural gas consumption patterns	(14.9)
Timing of prior year Maryland rate relief	(6.8)
Gas administrative charge (GAC)	1.2
Asset optimization:
Realized margins	2.1
Unrealized mark-to market valuations	26.3
Current period lower of cost or market adjustment	(3.4)
Storage carrying costs	4.7
Earnings Sharing Mechanism (ESM)	(0.5)
Reversal of reserve for natural gas costs	4.6
Regulatory adjustment	(1.1)
Other	2.1

Total	$27.6

     Customer growth — Average active customer meters increased 9,742 for the nine months ended June 30, 2009 compared to the same period of the prior fiscal year.
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
     Weather, when measured by HDDs, was 11.8% colder than normal during the nine months ended June 30, 2009, as compared to 8.4% warmer than normal for the same period in fiscal year 2008. Including the effects of our weather protection strategy, there were no estimated effects on net income attributed to colder or warmer weather on either the nine month periods ended June 30, 2009 or June 30, 2008.
     Estimated change in natural gas consumption patterns — The variance in net revenues reflects the changes in natural gas consumption patterns that benefited the comparative period last year. These changes may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per HDD that occur. Natural gas consumption patterns may also be affected by non-weather related factors.
     Timing of prior year Maryland rate relief — New rates went into effect in Maryland on November 27, 2007. Concurrently, we implemented new Revenue Normalization Adjustment (RNA) factors that allow us, in combination with our approved base rates, to recover anticipated revenues from customers regardless of changes in weather and customer usage. Individual monthly revenues that we can collect from our customers under the RNA reflect the pattern of customer usage during the test year used to set the new base rates. As results for the nine months ended June 30, 2008 reflect a combination of customer usage patterns from two different test years, the RNA contributed incremental revenue in the first nine months of fiscal year 2008 as compared to the same period in fiscal year 2009.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     GAC — Represents a regulatory mechanism in all jurisdictions that provides for recovery of uncollectible accounts expense related to changes in gas costs. Higher recoveries for the nine months ended June 30, 2009 reflect the timing in 2008 of GAC rate increase in DC, partially offset by slightly lower natural gas prices. The related uncollectible accounts expense is included in operation and maintenance expenses.
     Asset optimization — We recorded pre-tax unrealized gains of $10.4 million and unrealized losses of $15.9 million for the nine months ended June 30, 2009 and 2008, respectively, associated with our energy-related derivatives. When these derivatives settle, either financially or by physical delivery, any unrealized amounts will ultimately be reversed, and Washington Gas will realize margins when combined with the related transactions these derivatives economically hedge. Pre-tax realized gains related to our asset optimization program were $12.5 million and $10.4 million for the nine month periods ended June 30, 2009 and 2008, respectively. Partially offsetting these realized margins for the current period were $3.4 million of lower-of-cost or market adjustments associated with storage capacity assets utilized for asset optimization. (Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for a further discussion of our asset optimization program).
     Storage carrying costs — Represents recoverable carrying costs based on the cost of capital approved in each jurisdiction, multiplied by the 12-month average balance of storage gas inventory. The increase from fiscal year to 2008 is due to higher average storage gas inventory balances in fiscal year 2009 reflecting a higher weighted average cost of gas in inventory during the nine months ended June 30, 2009 as compared to the same period in 2008.
     Earnings Sharing Mechanism — Washington Gas has an ESM in Virginia which enables the sharing of earnings in Virginia that exceed a target rate of return on equity with shareholders and customers. For the nine months ended June 30, 2009, we recorded $5.1 million of expense related to the ESM, which includes a $745,000 (pre-tax) reduction to Washington Gas’s estimated liability for fiscal year 2008. For the nine months ended June 30, 2008, Washington Gas recorded $4.6 million (pre-tax) of expense related to the ESM. Refer to the section entitled “Rates and Regulatory Matters - Performance- Based Rate Plans” included in Management’s Discussion for Washington Gas for a further discussion of the ESM.
     Reversal of reserve for natural gas costs — In the first quarter of 2009, Washington Gas recorded a $4.6 million (pre-tax) reversal of a reserve for disallowed natural gas costs in Maryland to income due to a February 5, 2009 Order from the PSC of MD. This Order resolved a contingency related to a proposed order issued by a Hearing Examiner of the PSC of MD in fiscal year 2006. Refer to the section entitled “Rates and Regulatory Matters” in Management’s Discussion for Washington Gas for a further discussion of this matter.
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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility for the nine months ended June 30, 2009 compared to 2008.

Composition of Changes in Operation and Maintenance Expenses
Increase/
(in millions)	(Decrease)

Weather insurance and derivative products
(Benefit)/loss	$7.4
Decrease in premium costs	(3.1)
Business Process Outsourcing (BPO)	1.7
Labor and incentive plans	(1.2)
Employee benefits	(2.1)
Uncollectible accounts	0.3
Reversal of costs related to BPO	1.9
Paving and leak repair	(1.5)
Other operating expenses	(0.9)

Total	$2.5

     Weather insurance and derivative products — During the nine months ended June 30, 2009, Washington Gas recorded an expense of $3.0 million (pre-tax) related to its weather derivatives as a result of colder-than-normal weather during the period. For the same period of the prior year, Washington Gas recorded a $4.4 million benefit, related to its insurance policy as a result of the warmer-than-normal weather experienced in that period. The effect of these weather-related instruments are offset by the effect of weather on utility net revenues. Additionally, Washington Gas incurred a cost of $293,000 and $3.4 million during the nine months ended June 30, 2009 and 2008, respectively, for premiums on our weather related instruments.
     Business Process Outsourcing — The increase from the prior year reflects a scheduled increase in the recurring service costs paid to the service provider and amortization expense related to the regulatory asset established for initial BPO implementation costs, partially offset by reduced labor and benefits as well as improved cost efficiencies from implementing the outsourcing initiative.
     Labor and incentive plans — The decrease from the prior year reflects the capitalization of certain incentive benefits that were previously expensed as a result of a regulatory decision in Virginia.
     Employee benefits — The decrease from the prior year reflects a reduction in benefits related to post-retirement benefit plans as well as an increase in the discount rate used to measure the benefit obligation.
     Reversal of costs related to BPO — Represents the capitalization of initial BPO implementation costs allocable to the District of Columbia which were expensed prior to fiscal year 2008. These costs were recorded to a regulatory asset in the first quarter of fiscal year 2008 upon approval of 10-year amortization accounting by the Public Service Commission of the District of Columbia (PSC of DC) in a December 28, 2007 Final Order.
     Paving and leak repair — The decrease from prior year is due to lower costs related to a program executed in fiscal year 2008 to address the affect on a portion of our distribution system in Virginia of receiving natural gas from the Cove Point terminal sourced from liquified natural gas.
     Non-Utility Operating Results
     Our non-utility operations comprise two business segments: (i) retail energy-marketing and (ii) design-build energy systems. Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Total net income from our non-utility operations was $4.8 million for the nine months ended June 30, 2009, compared to net income of $13.6 million for the same nine month period of the prior fiscal year. This comparison primarily reflects decreased earnings from our retail energy-marketing segment.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Retail Energy-Marketing. The following table depicts the retail energy-marketing segment’s operating results along with selected statistical data.

Retail-Energy Marketing Financial and Statistical Data
	Nine Months Ended
	June 30,		Increase /
	2009	2008	(Decrease)

Operating Results (In millions)
Gross margins:
Operating revenues	$916.1	$843.2	$72.9
Less: Cost of energy	881.2	794.8	86.4
Revenue taxes	0.5	0.4	0.1

Total gross margins	34.4	48.0	(13.6)
Operation expenses	24.9	19.2	5.7
Depreciation and amortization	0.6	0.6	—
General taxes and other assessments—other	2.3	2.3	—

Operating income	6.6	25.9	(19.3)
Other income (expenses)-net	0.1	0.1	—
Interest expense	0.6	1.1	(0.5)
Income tax expense	2.5	9.9	(7.4)

Net income	$3.6	$15.0	$(11.4)

Analysis of gross margins (In millions)
Natural gas
Realized margins	$31.6	$20.4	$11.2
Unrealized mark-to-market gains (losses)	(3.4)	0.9	(4.3)

Total gross margins — natural gas	28.2	21.3	6.9

Electricity
Realized margins	29.9	24.4	5.5
Unrealized mark-to-market gains (losses)	(23.7)	2.3	(26.0)

Total gross margins — electricity	6.2	26.7	(20.5)

Total gross margins	$34.4	$48.0	$(13.6)

Other Retail-Energy Marketing Statistics
Natural gas
Therm sales (millions of therms)	565.0	562.6	2.4
Number of customers (end of period)	148,800	138,200	10,600
Electricity
Electricity sales (millions of kWhs)	3,176.3	2,625.3	551.0
Number of accounts (end of period)	98,900	63,600	35,300

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     WGEServices reported net income of $3.6 million for the nine months ended June 30, 2009, compared to net income of $15.0 million reported for the same nine month period of the prior fiscal year.
     The year-to-year comparison primarily reflects lower gross margins from electric sales, partially offset by the higher gross margins from natural gas sales. Period-to-period comparisons of year-to-date gross margins for this segment can vary significantly and are not representative of expected annualized results.
     Gross margins from natural gas sales increased $6.9 million in the nine months ended June 30, 2009 compared to the same period in the prior fiscal year. This increase primarily reflects a $11.2 million (pre-tax) increase in realized margin due to an increase in the margin per therm sold, partially offset by $4.3 million of unrealized mark-to-market losses associated with energy-related derivatives.
     Gross margins from electric sales in the nine months ended June 30, 2009 decreased $20.5 million from the same period of the prior fiscal year. This decrease reflects a $26.0 million (pre-tax) increase in unrealized mark-to-market losses associated with energy-related derivatives, offset by higher realized electricity margins primarily due to an increase in electric sales volumes. Higher operating expenses relate to increased marketing initiatives designed to take advantage of market opportunities that arose during the year. Such efforts are reflected in the increased electric sales volumes and in the number of accounts in both the gas and electric markets during the nine months ended June 30, 2009.
     Design-Build Energy Systems. The design-build energy systems segment reported net income of $2.9 million for the nine months ended June 30, 2009, an increase of $2.1 million over net income of $0.8 million reported for the same period of the prior fiscal year. This increase primarily reflects the growth in the number and in the size and profitability of design-build projects.
     Interest Expense
     The following table depicts the components of the change in interest expense from the nine months ended June 30, 2009 compared to 2008.

Composition of Interest Expense Changes
Increase /
(In millions)	(Decrease)

Long-term debt	$1.0
Short-term debt	(2.4)
Other (includes AFUDC(a) )	0.7

Total	$(0.7)

(a)	Represents Allowance for Funds Used During Construction.
     WGL Holdings’ interest expense of $34.5 million for the nine months ended June 30, 2009 decreased $676,000 from the same period of the prior fiscal year. Lower interest expense for the period primarily reflects a decrease in the weighted average interest rate incurred on short-term debt borrowings due to lower interest rates on commercial paper borrowings, partially offset by a higher average balances on long-term and short-term debt outstanding.
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
     Our ability to obtain adequate and cost effective financing depends on our credit ratings as well as the liquidity of financial markets. Our credit ratings depend largely on the financial performance of our subsidiaries, and a downgrade in our current credit ratings could require us to post additional collateral with our wholesale counterparties and adversely affect our borrowing costs,

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
as well as our access to sources of liquidity and capital. Also potentially affecting access to short-term debt capital is the nature of any restrictions that might be placed upon us, such as ratings triggers or a requirement to provide creditors with additional credit support in the event of a determination of insufficient creditworthiness. Although the credit markets tightened in the latter half of 2008, we have maintained our ability to meet our liquidity needs at reasonable costs through: (i) the issuance of commercial paper by WGL Holdings and Washington Gas; (ii) loans made under the WGL Holdings committed bank credit facility and (iii) the issuance of Medium-Term Notes (MTNs) by Washington Gas to support its operations.
     The level of our capital expenditure requirements, our financial performance and the effect of these factors on our credit ratings, as well as investor demand for our securities, affect the availability of long-term capital at reasonable costs.
     We have a goal to maintain our common equity ratio in the mid-50% range of total consolidated capital. The level of this ratio varies during the fiscal year due to the seasonal nature of our business. This seasonality is also evident in the variability of our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of our current assets is converted into cash at the end of the winter heating season. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for WGL Holdings and Washington Gas, and to allow access to capital at reasonable costs. As of June 30, 2009, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 60.6% common equity, 1.5% preferred stock and 37.9% long-term debt. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of Washington Gas and WGEServices and, to a lesser extent, other non-utility operations.
     Our plans provide for sufficient liquidity to satisfy our financial obligations. At June 30, 2009, we did not have any restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.
     Short-Term Cash Requirements and Related Financing
     Washington Gas’s business is weather sensitive and seasonal, causing short-term cash requirements to vary significantly during the year. Approximately 75% of the total therms delivered in Washington Gas’s service area (excluding deliveries to two electric generation facilities) occur during the first and second fiscal quarters. Accordingly, Washington Gas typically generates more net income in the first six months of the fiscal year than it does for the entire fiscal year.
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
     Washington Gas and WGEServices have seasonal short-term cash requirements resulting from their need to purchase storage gas inventory in advance of the winter heating periods in which the storage gas is sold. Washington Gas generally collects the cost of its gas under cost recovery mechanisms approved by its regulators. WGEServices collects revenues that are designed to reimburse its commodity costs used to supply its retail customer contracts. Variations in the timing of cash receipts from customers under these collection methods can significantly affect short-term cash requirements. In addition, both Washington Gas and WGEServices pay their respective commodity suppliers before collecting the accounts receivable balances resulting from these sales. WGEServices derives its funding to finance these activities from short-term debt issued by WGL Holdings. Additionally, WGL Holdings may be required to post collateral on behalf of WGEServices for certain purchases.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     WGL Holdings and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. The following is a summary of our committed credit agreements at June 30, 2009.

Committed Credit Available (In millions)
Committed credit agreements	WGL Holdings	Washington Gas

Unsecured revolving credit facility, expires August 3, 2012 (a)	$400.0	$300.0
Unsecured credit agreement, expires September 19, 2009	—	10.0

Total committed credit agreements	$400.0	$310.0
Less: Commercial Paper	(22.0)	—

Net committed credit available	$378.0	$310.0

(a)	Both WGL Holdings and Washington Gas have the right to request extensions with the banks’ approval. WGL Holdings’ revolving credit facility permits it to borrow an additional $50 million, with the banks’ approval, for a total of $450 million. Washington Gas’s revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $400 million.
     WGL Holdings typically issues commercial paper to meet its financing requirements including cash collateral requirements posted to counterparties associated with WGEServices’ contracts. During the quarter ended June 30, 2009, WGL Holdings did not borrow from its revolving credit facility. As of June 30, 2009, there were no outstanding borrowings under the credit facility for WGL Holdings. At June 30, 2009 there were no outstanding borrowings under our credit agreements for Washington Gas (refer to Note 3 of the Notes to the Consolidated Financial Statements in this quarterly report for further information).
     At June 30, 2009 and September 30, 2008, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper and bank loans from revolving credit facilities of $22.0 million and $271.0 million, respectively. Of the outstanding notes payable balance at June 30, 2009, $22.0 million was commercial paper issued by WGL Holdings. Washington Gas did not have outstanding commercial paper at June 30, 2009. As of June 30, 2009, there were no outstanding borrowings under WGL Holdings or Washington Gas’s credit agreements. Of the outstanding notes payable balance at September 30, 2008, $23.0 million and $231.0 million was commercial paper issued by WGL Holdings and Washington Gas, respectively. As of September 30, 2008, WGL Holdings had $17.0 million in outstanding borrowings under its revolving credit facility and there were no outstanding borrowings under Washington Gas’s credit agreements.
     To manage credit risk, both Washington Gas and WGEServices may require deposits from certain customers and suppliers, which are reported as current liabilities in “Customer deposits and advance payments.” At June 30, 2009 and September 30, 2008, “Customer deposits and advance payments” totaled $43.0 million and $46.1 million, respectively. For both periods, most of these deposits related to customer deposits for Washington Gas.
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
     At June 30, 2009, Washington Gas had the capacity under a shelf registration that was declared effective by the Securities and Exchange Commission on May 28, 2009, to issue up to $450.0 million of additional MTNs.
     In October 2008, Washington Gas retired $25.0 million of 5.49% MTNs. On December 5, 2008, Washington Gas issued $50.0 million of 7.46% fixed rate MTNs due December 5, 2018. Proceeds from this MTN were used by Washington Gas to replace the matured MTNs and for general corporate purposes, including funding capital expenditures and working capital needs, and repaying commercial paper.
     On July 9, 2009, Washington Gas retired $50.0 million of 6.92% MTNs. The maturing MTNs were repaid by the sale of commercial paper. Washington Gas maintains adequate access to capital markets to meet its liquidity requirements.
     On July 6, 2009, Washington Gas entered into three interest-rate derivative transactions to mitigate a substantial portion of the risk of rising interest rates associated with future debt issuances. The first derivative transaction is a Treasury yield hedge that expires August 11, 2009, and locks in a 3.59% Treasury yield on $50 million of ten-year debt. The second derivative transaction is a forward starting swap that expires April 6, 2010 and locks in a 4.10% cost for the ten-year Treasury plus LIBOR exposure on $4 million of ten-year debt. The third derivative transaction is a forward starting swap that expires June 21, 2010 and locks in a 4.19% cost for the ten-year Treasury plus LIBOR exposure on $20 million of ten-year debt. The expiration of each interest-rate derivative is timed to coincide with expected issuance of new debt securities whose proceeds will refund maturing medium-term notes. There was no activity associated with these types of derivatives during the nine months ended June 30, 2009. During both the three and nine months ended June 30, 2008, Washington Gas did not utilize derivative instruments associated with its debt financing costs. For a further discussion of our management of interest-rate risk, refer to Management’s Discussion within our 2008 Annual Report.
     Security Ratings
     The table below reflects the current credit ratings for the outstanding debt instruments of WGL Holdings and Washington Gas. Changes in credit ratings may affect WGL Holdings’ and Washington Gas’s cost of short-term and long-term debt and their access to the capital markets. A security rating is not a recommendation to buy, sell or hold securities, it may be subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating. There was no change in the ratings during the quarter ended June 30, 2009.

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
     Ratings Triggers and Certain Debt Covenants
     WGL Holdings and Washington Gas pay fees on their credit facilities, which in some cases are based on the long-term debt ratings of Washington Gas. In the event the long-term debt of Washington Gas is downgraded below certain levels, WGL Holdings and Washington Gas would be required to pay higher fees. There are five different levels of fees. The credit facility for WGL Holdings defines its applicable fee level as one level below the level applicable to Washington Gas. Under the terms of the credit facilities, the fees based on the long-term debt credit ratings range from four basis points to nineteen basis points.
     Under the terms of WGL Holdings’ and Washington Gas’s credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization can not exceed 0.65 to 1.0 (65.0%). In addition, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. The failure to inform the lenders’ agent of changes in these areas deemed material in nature might constitute default under the agreements. Additionally, WGL Holdings’ or Washington Gas’s failure to pay principal or

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
interest when due on any of its other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At June 30, 2009, we were in compliance with all of the covenants under our revolving credit facilities.
     For certain of Washington Gas’s natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded to or below the lower of a BBB- rating by Standard & Poor’s Ratings Services or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’s credit rating declines, then the counterparty may require additional credit support. At June 30, 2009, Washington Gas would not be required to supply additional credit support by these arrangements if its long-term debt rating were to be downgraded one rating level.
     WGL Holdings has guaranteed payments for certain purchases of natural gas and electricity on behalf of its wholly-owned subsidiary, WGEServices (refer to our 2008 Annual Report for a further discussion of these guarantees). If the credit rating of WGL Holdings declines, WGEServices may be required to provide additional credit support for these purchase contracts. At June 30, 2009, WGEServices would be required to provide $28.2 million in additional credit support for these arrangements if the long-term debt rating of WGL Holdings were to be downgraded one rating level.
     Cash Flows Provided by Operating Activities
     The primary drivers for our operating cash flows are cash payments received from natural gas and electricity customers, offset by our payments for natural gas and electricity costs, operation and maintenance expenses, taxes and interest costs.
     Net cash provided by operating activities totaled $393.3 million for the nine months ended June 30, 2009. Net cash provided by operating activities reflects net income applicable to common stock, as adjusted for non-cash earnings and charges, as well as changes in working capital. Certain changes in working capital from September 30, 2008 to June 30, 2009 are described below:
•	Accounts receivable and unbilled revenues—net increased $38.1 million from September 30, 2008, primarily due to increased sales volumes to customers during our winter heating season and increased sales volumes associated with Washington Gas’s asset optimization program.

•	Storage gas inventory cost levels decreased $249.8 million from September 30, 2008 due to seasonal physical withdrawals.

•	Gas costs and other regulatory liabilities increased $35.3 million from September 30, 2008 due to a decrease in unbilled gas costs and an increase in estimated amounts due to customers under the Company’s performance-based rate plans.

•	Accounts payable and other accrued liabilities decreased $35.1 million, largely attributable to a decrease in the cost of the natural gas purchased for both deliveries to customers since the 2008-2009 winter heating season and Washington Gas’s asset optimization program.

•	Other prepayments increased $27.2 million from September 30, 2008 due to an increase in collateral receivables for transactions with wholesale counterparties for the purchase of energy for our retail-energy marketing segment. This increase in collateral reflects lower market prices for energy, compared to the contracted purchase price of energy supplies.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Cash Flows Used in Financing Activities
     Cash flows used in financing activities totaled $263.2 million for the nine months ended June 30, 2009. This total primarily reflects our common stock dividend payments totaling $54.0 million and a decrease in our notes payable by a net amount of $248.9 million due to decreased working capital requirements.
     Cash Flows Used in Investing Activities
     During the nine months ended June 30, 2009, cash flows used in investing activities totaled $94.7 million, which primarily consists of capital expenditures made on behalf of Washington Gas.
     Capital Expenditures
     We have revised our five-year capital expenditures budget as reported in our March 2009 Quarterly Report to reflect a change in the anticipated start date of the construction of the Chillum liquefied natural gas (LNG) Facility. This revised five-year projection principally reflects a change in the timing of the capital expenditures to construct a necessary, new source of peak day capacity within the boundaries of the natural gas distribution system to support customer growth and pressure requirements on the entire natural gas distribution system. Specifically, these estimated expenditures are expected to be used for the construction of a one billion cubic foot liquefied natural gas LNG storage facility on the land historically used for storage facilities by Washington Gas in Chillum, Maryland (refer to the section entitled “Chillum LNG Facility”). The following table depicts our revised LNG storage facility capital expenditures budget for fiscal years 2009 through 2014.

Revised Capital Expenditures (In millions)
LNG Storage Facility
Fiscal Year Ending September 30,	March 31, 2009	Revised	Change

2009	$3.7	$0.1	$3.6
2010	36.5	8.6	27.9
2011	64.9	56.9	8.0
2012	44.6	48.7	(4.1)
2013	1.1	35.8	(34.7)
2014	—	0.7	(0.7)

Total	$150.8	$150.8	$—

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
     Construction Project Financing
     To fund certain of its construction projects, Washington Gas enters into financing arrangements with third-party lenders. As part of these financing arrangements, Washington Gas’s customers agree to make principal and interest payments over a

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a note receivable representing its customers’ obligations to remit principal and interest and a long-term note payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the note receivable to the lender and removes both the note receivable and the long-term financing from its financial statements. As of June 30, 2009, work on these construction projects that was not completed or accepted by customers was valued at $17.3 million, which is recorded on the balance sheet as a note receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Once the project is accepted by the customer, the lender will have no recourse against Washington Gas related to this long-term debt.
     Financial Guarantees
     WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At June 30, 2009, these guarantees totaled $530.5 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from suppliers when required by our credit policy (refer to the section entitled “Credit Risk” for a further discussion of our credit policy). WGL Holdings also issued guarantees totaling $3.0 million at June 30, 2009 that were made on behalf of certain of our non-utility subsidiaries associated with their banking transactions. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
     Chillum LNG Facility
     Washington Gas plans to construct a one billion cubic foot LNG storage facility on the land historically used for natural gas storage facilities by Washington Gas in Chillum, Maryland, to meet its customers’ forecasted peak demand for natural gas. The new storage facility is currently expected to be completed and in service by the 2013-2014 winter heating season at an estimated cost of $159 million, subject to certain zoning and other legal challenges.
     On October 30, 2006, the District Council of Prince George’s County, Maryland denied Washington Gas’s application for a special exception related to its proposed construction of the LNG peaking plant because it believes that current zoning restrictions prohibit such construction. Washington Gas appealed this decision to the Prince George’s County Circuit Court (the Circuit Court) on November 22, 2006; however, the case was subsequently sent back to the administrative process by the Circuit Court. On April 16, 2008, Washington Gas filed a Complaint for Declaratory and Injunctive Relief with the United States District Court for the District of Maryland (the U.S. District Court) seeking to clarify the role of the local jurisdiction by affirming all local laws relating to safety and location of the facility are preempted by Federal and State law. A ruling by the U.S. District Court is pending.
     On February 2, 2009, the PSC of MD ordered that evidentiary proceedings be opened for the purpose of reviewing Washington Gas’s most recent gas procurement plan including the role the Chillum facility plays in meeting current and future customers’ annual and seasonal natural gas requirements. This review is expected to be completed before the first quarter of fiscal year 2010. Washington Gas must begin construction of the storage facility in the summer of 2010 in order for the Chillum Facility to be completed and in service by the 2013-2014 winter heating season. Until the legal and other challenges are resolved and the LNG plant is constructed, Washington Gas has planned for alternative sources of supply to meet its customers’ peak day requirements. These plans include capital expenditures related to infrastructure improvements which contribute to providing for adequate system performance based on projected needs.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Operating Issues Related To Cove Point Natural Gas Supply
     In late fiscal year 2003, Dominion reactivated its Cove Point LNG terminal. A large portion of the gas delivered from the Cove Point LNG terminal comes to the Washington Gas service territory as a result of the Company’s proximity to multiple delivery points on the Cove Point pipeline and from three interstate natural gas transmission pipelines also interconnected with the Cove Point pipeline that serves Washington Gas. The composition of the vaporized LNG received from the Cove Point LNG terminal resulted in increased leaks in mechanical couplings on the portion of our distribution system in Prince George’s County, Maryland that directly receives the Cove Point gas. The imported Cove Point gas contains a lower concentration of heavy hydrocarbons (HHCs) than domestically produced natural gas, and caused the seals on those mechanical couplings to shrink and to leak. Independent laboratory tests performed on behalf of Washington Gas have shown that, in a laboratory environment, the injection of HHCs into the type of gas coming from the Cove Point LNG terminal can be effective in re-swelling the seals in couplings which increases their sealing force and in turn, reduces the propensity for the affected couplings to leak. As described below, ongoing field testing will determine the success of applying this resolution more broadly.
     Through a pipeline replacement project and the construction of a HHC injection facility at the gate station that exclusively receives gas from the Cove Point terminal, Washington Gas has reduced the occurrence of new coupling leaks in this area of the distribution system. A recent expansion of the physical capacity of the Cove Point terminal could result in a substantial increase in the receipt of Cove Point gas into additional portions of Washington Gas’s distribution system as greater volumes of Cove Point gas are introduced into other downstream pipelines that provide service to Washington Gas. Based upon engineering and flow studies and our experience, this increase in the receipt of Cove Point gas is likely to result in a significantly greater number of leaks in other parts of Washington Gas’s distribution system, unless our efforts to mitigate these additional leaks are successful. Washington Gas is attempting to mitigate this anticipated increase in leaks through: (i) pipeline replacement programs; (ii) the operation of three HHC injection facilities; (iii) isolating its interstate pipeline receipt points and limiting the amount of gas received, where possible, from pipelines that transport Cove Point gas; (iv) blending, where possible, the Cove Point gas with other supplies of natural gas from within the continental United States and (v) continued efforts before the FERC to condition incremental increases in deliveries from the Cove Point terminal on the appropriate resolution of safety concerns consistent with the public interest.
     Washington Gas has completed the construction of the final HHC injection facility. Assuming current gas flow patterns with the current pipeline supply configurations, the strategic placement of the three operational HHC injection facilities will inject HHCs into the natural gas supplied to over 95% of the pipelines that contain mechanical couplings within our distribution system. Washington Gas has been granted recovery for a portion of these costs allocable to Virginia and Maryland. Additionally, Washington Gas will seek recovery of the costs allocable to the District of Columbia in a future base rate proceeding. Washington Gas expects the cost of these facilities to be recoverable in all jurisdictions.
     The estimated cost of these facilities does not include the cost of the HHCs injected into the gas stream at the gate stations. We have been granted cost recovery for the majority of these costs in Virginia and Maryland, and have requested cost recovery for both past and future HHC costs in the District of Columbia (refer to the section entitled “Rates and Regulatory Matters”).
     Washington Gas is replacing or remediating selected mechanically coupled pipelines within the areas of the distribution system that may receive high concentrations of Cove Point gas, but that will not receive HHC injections. Washington Gas has also planned for additional replacement of mechanically coupled pipeline in other areas of its distribution system. In total, the current estimated cost of planned mechanical coupling remediation and replacement work over the next three years is $40.0 million, which includes $9.0 million as part of a planned mechanically coupled pipe replacement program approved by the Virginia State Corporation Commission (SCC of VA) as part of a settlement of a Virginia rate case.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Washington Gas continues to gather and evaluate field and laboratory evidence to determine the efficacy of HHC injections of the Cove Point gas in preventing additional leaks or impeding the rate at which additional leaks may occur in the gas distribution system if expanded volumes from the Cove Point terminal are introduced. In a report filed with the PSC of MD on June 30, 2008, Washington Gas reported a notable increase in leaks in mechanical couplings in a portion of its distribution system in Virginia where Cove Point gas injected with HHCs was recently introduced. Although this increase in leaks was significantly less than the increase experienced in the affected area of Prince George’s County, Maryland, the injection of HHCs into the Cove Point gas did not reduce the occurrence of coupling leaks to an acceptable level that would allow Washington Gas to safely accommodate the increased deliveries of revaporized LNG anticipated with the expansion of the Cove Point terminal. If we are unable to implement a satisfactory solution on a timely basis, additional operating expenses and capital expenditures may be necessary to contend with the receipt of increased volumes of vaporized LNG from the Cove Point terminal into Washington Gas’s distribution system. Such additional operating expenses and capital expenditures may not be timely enough to mitigate the challenges posed by increased volumes of Cove Point gas and could result in leakage in mechanical couplings at a rate that could compromise the safety of our distribution system. Additional legal or regulatory remedies may be necessary to protect the Washington Gas distribution system and its customers from the adverse effects of unblended vaporized LNG (refer to the section entitled “Request for FERC Action” below for a further discussion).
     Notwithstanding Washington Gas’s recovery through local regulatory commission action of costs related to the construction of the HHC injection facilities, Washington Gas is pursuing remedies to keep its customers from having to pay more than their appropriate share of the costs of the remediation to maintain the safety of the Washington Gas distribution system.
     Request for FERC Action Regarding Cove Point
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
     Although Washington Gas agrees with the portion of the Court of Appeals decision that states the FERC failed to address adequately the future safety concerns associated with increased deliveries of LNG into its system, Washington Gas does not agree with all of the findings of the Court of Appeals, including conclusions related to the cause of the leaks, and on September 2, 2008 filed a request for rehearing with the Court of Appeals. This request has been denied. The FERC held a technical conference on August 14, 2008 “to discuss the nature and progress of remedial measures taken to date, as well as the need and benefit of any other remedial measures that might be taken by WGL and Dominion Cove Point LNG, LP so that WGL’s system

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
can safely accommodate the increased amounts of regasified LNG from Cove Point’s LNG import terminal.” Washington Gas filed initial Post Technical Conference Comments on August 19, 2008 and reply Post Technical Conference Comments on August 22, 2008. On October 7, 2008, the FERC issued its reauthorization of the expansion of the Cove Point terminal, allowing construction to continue; however, the FERC limited the amount of vaporized LNG that may flow from the Cove Point terminal into the Columbia Gas Transmission pipeline and ultimately into the distribution system of Washington Gas. On November 6, 2008, Washington Gas filed a Request for Rehearing with the FERC, citing numerous factual and legal errors in the October 7, 2008 reauthorization. The reauthorization fails to adequately address future safety concerns as directed by the Court of Appeals. Although this reauthorization limited the amount of vaporized LNG that may flow from the Cove Point terminal into Washington Gas’s distribution system through the Columbia Gas Transmission pipeline, this limited amount far exceeds any amount of Cove Point gas that has been received by Columbia Gas Transmission to date. On January 15, 2009, the FERC issued an order denying Washington Gas’s request for rehearing and affirmed its reauthorization of the expansion of the Cove Point terminal. On February 13, 2009, Washington Gas filed a request with the FERC for an emergency stay of the effectiveness of the orders the FERC issued on October 7, 2008 and January 15, 2009. On March 19, 2009, the FERC denied Washington Gas’s request for a stay. On March 13, 2009, Washington Gas filed a Petition for Review in the Court of Appeals of the FERC’s Order on Remand issued on October 7, 2008, and its Order on Rehearing of the October 7, 2008 Order, issued January 15, 2009, that established a cap on the volume of LNG that could be delivered to the Columbia Gas interconnection with the Cove Point pipeline. The October 2008 decision did not fully address the concerns raised earlier by the Court of Appeals — that the Cove Point expansion should not proceed until FERC addressed the safety concerns raised by Washington Gas. On July 20, 2009 the Court of Appeals issued an Order setting a briefing schedule with final briefs due on January 27, 2010.
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
     Additional LNG Supply from the Elba Island Expansion
     On September 20, 2007, the FERC approved the expansion of the existing Elba Island LNG receiving terminal near Savannah, Georgia owned by Southern LNG, Inc. (Southern LNG). Concurrent with this approval, the FERC granted Southern LNG certificate authority to construct and operate a new interstate natural gas pipeline to transport regasified LNG from the Elba Island facility to Georgia and South Carolina. On March 31, 2009, Transcontinental Gas Pipe Line Corporation (Transco) filed with FERC for authority to construct and operate interconnections in Georgia and South Carolina between the Elba Island pipeline and the Transco pipeline. This expansion and the requested interconnections, expected to be completed in 2010, may result in the receipt of gas from the Elba Island facility into portions of Washington Gas’s distribution system. The gas from the Elba Island facility is expected to contain a lower concentration of HHCs than domestically produced natural gas, and may result in increased leaks in Washington Gas’s distribution system. Washington Gas is currently evaluating the potential effect of the introduction of Elba Island gas into our distribution system, and is evaluating potential preventative and remedial measures to mitigate any possible increase in leaks in the effected portions of Washington Gas’s distribution system that may receive Elba Island gas. Washington Gas has filed with FERC to challenge Transco’s interconnection request and has conditioned our support of such interconnection on Transco maintaining minimum HHC levels in the blended gas that would be delivered into the Washington Gas system.
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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Washington Gas enters into transactions with wholesale counterparties for the purpose of meeting firm ratepayer commitments, to optimize the value of its long-term capacity assets, and for hedging natural gas costs. In the event of a supplier’s failure to deliver contracted volumes of gas or fulfill its payment obligations, Washington Gas may incur losses that would typically be passed through to its sales customers under the purchased gas cost adjustment mechanisms. Washington Gas may be at risk for financial loss to the extent these losses are not passed through to its customers. To manage these various credit risks, Washington Gas has a credit policy in place that is designed to mitigate these credit risks through a requirement for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. In accordance with this policy, Washington Gas has obtained credit enhancements from certain of its counterparties. Additionally, for certain counterparties or their guarantors that meet this policy’s credit worthiness criteria, Washington Gas grants unsecured credit which is continuously monitored.
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
     WGEServices is also subject to the credit policy requirements of their counterparties which under certain circumstances require similar credit enhancements from WGEServices under these contracts. WGEServices credit risks may extend beyond the price or payment risk outlined above to the extent that cash collateral has been provided to the counterparty. At June 30, 2009, WGEServices provided $49.5 million in cash collateral to supplier counterparties.
     The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of June 30, 2009 for both Washington Gas and WGEServices, separately.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Credit Exposure to Wholesale Counterparties (In millions)
		Offsetting		Number of	Net Exposure of
	Exposure	Credit		Counterparties	Counterparties
	Before Credit	Collateral	Net	Greater	Greater Than
Rating (a)	Collateral (b)	Held (c)	Exposure	Than 10% (d)	10%

Washington Gas
Investment Grade	$27.2	$—	$27.2	5	$21.1
Non-Investment Grade	0.4	—	0.4	—	—
No External Ratings	0.1	0.1	—	—	—

WGEServices
Investment Grade	$0.1	$—	$0.1	1	$0.1
Non-Investment Grade	—	—	—	—	—
No External Ratings	0.2	10.0	—	1	0.2

(a)	Included in “Investment Grade” are counterparties with a minimum Standard & Poor’s or Moody’s Investor Service rating of BBB- or Baa3, respectively. If a counterparty has provided a guarantee by a higher-rated entity (e.g., its parent), the guarantor’s rating is used in this table.

(b)	Includes the net of all open positions on energy-related derivatives subject to mark-to-market accounting requirements, the net receivable/payable for realized transactions and net open positions for contracts designated as normal purchases and normal sales and not recorded on our balance sheet. Amounts due from counterparties are offset by liabilities payable to those counterparties to the extent that legally enforceable netting arrangements are in place.

(c)	Represents cash deposits and letters of credit received from counterparties, not adjusted for probability of default.

(d)	Using a percentage of the net exposure.
     Retail Credit Risk
     Washington Gas is exposed to the risk of non-payment of utility bills by certain of its customers. To manage this customer credit risk, Washington Gas may require cash deposits from its high risk customers to cover payment of their bills until the requirements for the deposit refunds are met.
     WGEServices is also exposed to the risk of non-payment of invoiced sales by its retail customers. WGEServices manages this risk by evaluating the credit quality of new customers as well as by monitoring collections from existing customers. To the extent necessary, WGEServices can obtain collateral from, or terminate service to its existing customers based on credit quality criteria.
     MARKET RISK
     We are exposed to various forms of market risk including commodity price risk, weather risk and interest-rate risk. The following discussion describes these risks and our management of them.
     Price Risk Related to the Regulated Utility Segment
     Washington Gas faces price risk associated with the purchase of natural gas. Washington Gas generally recovers the cost of the natural gas to serve customers through gas cost recovery mechanisms as approved in jurisdictional tariffs; therefore a change in the price of natural gas generally has no direct effect on Washington Gas’s net income. However, Washington Gas is responsible for following competitive and reasonable practices in purchasing natural gas for its customers.
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
     Washington Gas has specific regulatory approval in the District of Columbia, Maryland and Virginia to use forward contracts and, except in Maryland, option contracts to hedge against potential price volatility for a limited portion of its natural gas purchases for firm customers. Specifically, Washington Gas has approval to: (i) buy gas in advance using forward contracts; (ii) purchase call options that lock in a maximum price when Washington Gas is ready to buy gas and (iii) use a combination of put and call

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
options to limit price exposure within an acceptable range. Regulatory approval for Virginia is permanent. The regulatory approval in the District of Columbia is pursuant to a pilot program, and Washington Gas will be seeking to continue this program. The current Maryland authority stems from March 2009 Orders directing Washington Gas to hedge 40% of its summer storage fill volumes at or below a certain price, but precluded the use of options. Additionally, pursuant to a three-year pilot program that expired in the latter half of 2008, Washington Gas had specific regulatory approval in Maryland and Virginia to hedge the cost of natural gas purchased for storage using financial transactions in the form of forwards, swaps and option contracts. Washington Gas has filed for the renewal of the programs in Maryland and in Virginia. Additionally, pursuant to a three-year pilot program in the District of Columbia, Washington Gas has the ability to hedge the cost of natural gas for storage.
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
     The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives during the nine months ended June 30, 2009:

Regulated Utility Segment
Changes in Fair Value of Energy-Related Derivatives
(In millions)

Net assets (liabilities) at September 30, 2008	$(35.6)
Net fair value of contracts entered into during the period	(1.4)
Other changes in net fair value	18.7
Realized net settlement of derivatives	24.3

Net assets (liabilities) at June 30, 2009	$6.0

Regulated Utility Segment
Roll Forward of Energy-Related Derivatives
(In millions)

Net assets (liabilities) at September 30, 2008	$(35.6)
Recorded to income	17.9
Recorded to regulatory assets/liabilities	(1.9)
Net option premium payments	1.3
Realized net settlement of derivatives	24.3

Net assets (liabilities) at June 30, 2009	$6.0

     The maturity dates of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives recorded at fair value at June 30, 2009, is summarized in the following table based on the approach used to determine fair value:

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Regulated Utility Segment
Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives
			Years Ended September 30,
		Remainder
(In millions)	Total	2009	2010	2011	2012	2013	Thereafter

Level 1 - Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 - Significant other observable inputs	13.2	4.7	6.3	0.8	0.2	0.1	1.1
Level 3 - Significant unobservable inputs	(7.2)	(0.8)	(6.5)	(5.3)	1.2	1.1	3.1

Total net assets (liabilities) associated with our energy-related derivatives	$6.0	$3.9	$(0.2)	$(4.5)	$1.4	$1.2	$4.2

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
     Natural Gas. A portion of WGEServices’ annual natural gas sales volumes are subject to variations in customer demand associated with fluctuations in weather and customer usage. Purchases of natural gas to fulfill retail sales commitments are generally made under fixed-volume contracts. If there is significant deviation from normal weather or other factors which affect customer usage that may cause our purchase commitments to differ significantly from actual customer usage, WGEServices may be required to purchase incremental natural gas or sell excess natural gas at prices that negatively impact gross margins. WGEServices may manage price risk through the use of derivative instruments including financial products and wholesale supply contracts that provide for volumetric variability. WGEServices also uses derivative instruments to mitigate the price risks associated with purchasing natural gas wholesale and reselling natural gas to retail customers at prices that are generally fixed.
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
     The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the retail energy-marketing segment’s energy-related derivatives for both natural gas and electricity during the nine months ended June 30, 2009:

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail Energy-Marketing Segment
Changes in Fair Value of Energy-Related Derivatives
(In millions)

Net assets (liabilities) at September 30, 2008	$(3.4)
Net fair value of contracts entered into during the period	(24.3)
Other changes in net fair value	(21.7)
Realized net settlement of derivatives	16.4

Net assets (liabilities) at June 30, 2009	$(33.0)

Retail Energy-Marketing Segment
Roll Forward of Energy-Related Derivatives
(In millions)

Net assets (liabilities) at September 30, 2008	$(3.4)
Recorded to income	(43.4)
Recorded to accounts payable (a)	(4.6)
Recorded to retained earnings (b)	1.7
Net option premium payments	0.3
Realized net settlement of derivatives	16.4

Net assets (liabilities) at June 30, 2009	$(33.0)

(a)	Represents the amount to be paid for future Financial Transmission Rights related to electricity for WGEServices.

(b)	Represents the cumulative-effect adjustment to the opening balance of retained earnings or other appropriate components of net assets upon adoption of SFAS No. 157, Fair Value Measurements.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     The maturity dates of our net assets (liabilities) associated with the retail energy-marketing segment’s energy-related derivatives recorded at fair value at June 30, 2009, is summarized in the following table based on the approach used to determine fair value:

Retail Energy Marketing Segment
Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives
			Years Ended September 30,
		Remainder
(In millions)	Total	2009	2010	2011	2012	2013	Thereafter

Level 1 - Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 - Significant other observable inputs	(11.1)	(7.2)	(2.9)	(0.4)	(0.1)	(0.5)	—
Level 3 - Significant unobservable inputs	(21.9)	(0.8)	(7.8)	(8.9)	(4.0)	(0.4)	—

Total net assets (liabilities) associated with our energy-related derivatives	$(33.0)	$(8.0)	$(10.7)	$(9.3)	$(4.1)	$(0.9)	$—

     Refer to Note 8 and 9 of the Notes to Consolidated Financial Statements in this quarterly report for a further discussion of our derivative activities and fair value measurements.
     Value-at-Risk. WGEServices measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGEServices’ value-at-risk at June 30, 2009 was approximately $58,000 and $35,000, related to its natural gas and electric portfolios, respectively.
     Weather Risk
     We are exposed to various forms of weather risk in both our regulated utility and unregulated business segments. For Washington Gas, a large portion of its revenues is volume driven and its current rates are based upon an assumption of normal weather, however, billing adjustment mechanisms described below address variations from this assumption. Without weather protection strategies, variations from normal weather will cause our earnings to increase or decrease depending on the weather pattern. Washington Gas currently has a weather protection strategy that is designed to neutralize the estimated financial effects of weather on its net income, as discussed below.
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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Weather Derivatives. On October 1, 2008, Washington Gas executed three HDD derivative contracts to manage its exposure to variations from normal weather in the District of Columbia. Washington Gas purchased an HDD put option to protect against net revenue shortfalls due to warmer-than-normal weather during fiscal year 2009. To offset the cost of this warm weather protection, Washington Gas sold cold weather benefits in the form of two HDD call options. The net pre-tax premium cost of these transactions was $250,000 plus fees of $44,000.
     As a result of the colder-than-normal weather during the nine months ended June 30, 2009, Washington Gas will receive no warm-weather benefit from this strategy. The maximum cold-weather amount that Washington Gas could pay out is $3.8 million, depending on actual weather during the remainder of fiscal year 2009. Through June 30, 2009, the Company has recognized a pre-tax loss from its weather derivatives of $3.3 million, including premium amortization expense. This loss was offset by higher net revenues caused by the colder-than-normal weather.
     WGEServices utilizes HDD derivatives from time to time to manage weather risks related to its natural gas sales. WGEServices also utilizes cooling degree day (CDD) derivatives to manage weather risks related to its electricity sales during the summer cooling season. These derivatives cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in HDDs or CDDs. Refer to Note 8 of the Notes to Consolidated Financial Statements for a further discussion of the accounting for these weather-related instruments.
     Interest-Rate Risk
     We are exposed to interest-rate risk associated with our debt financing costs. Washington Gas utilizes derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility. On July 6, 2009, Washington Gas entered into three interest-rate derivative transactions to mitigate a substantial portion of the risk of rising interest rates associated with future debt issuances (refer to the section entitled “Long-Term Cash Requirements and Related Financing” for further discussion of our interest-rate risk management activity).

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
     RESULTS OF OPERATIONS — Three Months Ended June 30, 2009 vs. June 30, 2008
     The results of operations for the regulated utility segment and Washington Gas are substantially the same; therefore, this section primarily focuses on statistical information and other information that is not discussed in the results of operations for the regulated utility segment. Refer to the section entitled “Results of Operations-Regulated Utility” in Management’s Discussion for WGL Holdings for a detailed discussion of the results of operations for the regulated utility segment.
     Washington Gas reported net loss applicable to common stock of $2.6 million for the three months ended June 30, 2009, compared to net loss of $8.2 million reported for the same three months of the prior fiscal year. Net loss decreased by $5.6 million primarily reflecting an increase in unrealized margins on derivatives associated with our asset optimization program, lower operation and maintenance expense and an increase in average active customer meters over the prior period. Partially offsetting these favorable trends were: (i) changes in natural gas consumption patterns that benefited the comparative period last year (ii) a decrease in the recovery of carrying costs caused by lower average investment in storage gas inventory and (iii) an increase in our accrued liability for the Earnings Sharing Mechanism in Virginia.
     Key gas delivery, weather and meter statistics are shown in the table below for the three months ended June 30, 2009 and 2008.

Gas Deliveries, Weather and Meter Statistics
	Three Months Ended
	June 30,		Increase/
	2009	2008	(Decrease)

Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	99.2	105.2	(6.0)
Gas delivered for others	69.0	70.9	(1.9)

Total firm	168.2	176.1	(7.9)

Interruptible
Gas sold and delivered	0.7	1.6	(0.9)
Gas delivered for others	55.1	51.1	4.0

Total interruptible	55.8	52.7	3.1

Electric generation—delivered for others	12.4	22.5	(10.1)

Total deliveries	236.4	251.3	(14.9)

Degree Days
Actual	343	271	72
Normal	302	302	—
Percent colder (warmer) than normal	13.6%	(10.3)%	n/a
Average active customer meters	1,069,189	1,058,527	10,662
New customer meters added	2,064	2,449	(385)

     Gas Service to Firm Customers. The volume of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. Washington Gas’s rates are based on an assumption of normal weather. The tariffs in the Maryland and Virginia jurisdictions include provisions for the RNA and WNA mechanisms, respectively, which are designed to, among other things, eliminate the effect on net revenues of variations in weather from normal levels (refer to the section entitled “Weather Risk” for a further discussion of these mechanisms and other weather-related instruments included in our weather protection strategy). In addition to these mechanisms, the combination of declining block rates in the Maryland and Virginia jurisdictions and the existence of fixed monthly demand charges in all jurisdictions to collect a portion of revenues reduce the effect that variations from normal weather have on utility net revenues.
     During the quarter ended June 30, 2009, total gas deliveries to firm customers were 168.2 million therms compared to 176.1 million therms delivered in the same quarter of prior year. This comparison in natural gas deliveries to firm customers reflects the effects of changes in natural gas consumption patterns partially offset by colder weather in the current three-month period than in the same period of the prior year as well as an increase in average active customer meters of 10,662.
     Weather, when measured by HDDs, was 13.6% colder than normal in the third quarter of fiscal year 2009, as compared to 10.3% warmer than normal for the same quarter of fiscal year 2008. Including the effects of our weather protection strategy, there were no material effects on net income attributed to colder or warmer weather on either the quarter ended June 30, 2009 or June 30, 2008.
     Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers were 55.8 million therms during the third quarter of fiscal year 2009, compared to 52.7 million therms for the same quarter last year, reflecting increased demand due to colder weather.
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
     Gas Service for Electric Generation. Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the three months ended June 30, 2009, deliveries to these customers decreased by 10.1 million therms, when compared to the same quarter of the prior fiscal year. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.
     RESULTS OF OPERATIONS — Nine Months Ended June 30, 2009 vs. June 30, 2008
     Washington Gas reported net income applicable to common stock of $126.2 million for the nine months ended June 30, 2009, compared to net income of $113.5 million reported for the same nine months of the prior fiscal year. Net income increased $12.7 million primarily reflecting: (i) the effect of an increase in average active customer meters over the prior period; (ii) an increase in the recovery of carrying costs on higher average storage gas inventory balances; (iii) an increase in unrealized margins on derivatives associated with our asset optimization program and (iv) lower costs for weather protection products related to our District of Columbia territory. Partially offsetting these improvements was the prior year beneficial effects for natural gas consumption patterns and for the timing of certain rate relief mechanisms in Maryland.
     Key gas delivery, weather and meter statistics are shown in the table below for the nine months ended June 30, 2009 and 2008.

Gas Deliveries, Weather and Meter Statistics
	Nine Months Ended
	June 30,		Increase/
	2009	2008	(Decrease)

Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	839.0	767.8	71.2
Gas delivered for others	416.6	389.7	26.9

Total firm	1,255.6	1,157.5	98.1

Interruptible
Gas sold and delivered	2.9	5.6	(2.7)
Gas delivered for others	228.5	211.8	16.7

Total interruptible	231.4	217.4	14.0

Electric generation—delivered for others	58.8	57.6	1.2

Total deliveries	1,545.8	1,432.5	113.3

Degree Days
Actual	4,203	3,456	747
Normal	3,759	3,773	(14)
Percent colder (warmer) than normal	11.8%	(8.4)%	n/a
Average active customer meters	1,065,925	1,056,183	9,742
New customer meters added	8,093	9,885	(1,792)

     Gas Service to Firm Customers. The volume of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. Washington Gas’s rates are based on an assumption of normal weather. The tariffs in the Maryland and Virginia jurisdictions include provisions for the RNA and WNA

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
mechanisms, respectively, which are designed to, among other things, eliminate the effect in net revenues of variations in weather from normal levels (refer to the section entitled “Weather Risk” for a further discussion of these mechanisms and other weather-related instruments included in our weather protection strategy). In addition to these mechanisms, the combination of declining block rates in the Maryland and Virginia jurisdictions and the existence of fixed monthly demand charges in all jurisdictions to collect a portion of revenues reduce the effect that variations from normal weather have on utility net revenues.
     During the nine months ended June 30, 2009, total gas deliveries to firm customers were 1.255 billion therms compared to 1.157 billion therms delivered in the same nine months of prior year. This comparison in natural gas deliveries to firm customers reflects colder weather in the current nine-month period than in the same period of the prior year as well as an increase in average active customer meters of 9,742, partially offset by the negative effects of changes in natural gas consumption patterns.
     Weather, when measured by HDDs, was 11.8% colder than normal in the nine months ended June 30, 2009, as compared to 8.4% warmer than normal for the nine months ended June 30, 2008. Including the effects of our weather protection strategy, there were no estimated effects on net income attributed to colder or warmer weather during the nine months ended June 30, 2009 or 2008.
     Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers were 231.4 million therms during the nine months ended June 30, 2009, compared to 217.4 million therms for the nine months ended June 30, 2008, reflecting increased demand due to colder weather.
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
     Gas Service for Electric Generation. Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the nine months ended June 30, 2009, deliveries to these customers increased by 1.2 million therms, or 2.1%, when compared to the same period of the prior fiscal year. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.
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
     District of Columbia Jurisdiction
     Recovery of HHC Costs. On May 1, 2006, Washington Gas filed two tariff applications with the PSC of DC requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
would permit the utility to recover from its delivery service customers the costs of HHCs that are being injected into Washington Gas’s natural gas distribution system (refer to the section entitled “Operating Issues Related to Cove Point Natural Gas Supply” in Management’s Discussion). Washington Gas had been recovering the costs of HHCs from sales customers in the District of Columbia through its Purchased Gas Charge (PGC) provision in this jurisdiction. On October 2, 2006, the PSC of DC issued an order rejecting Washington Gas’s proposed tariff revisions until the PSC of MD issued a final order related to this matter. On October 12, 2006, Washington Gas filed a Motion for Clarification requesting that the PSC of DC affirm that Washington Gas can continue collecting HHC costs from sales customers through its PGC provision or to record such HHC costs incurred as a regulatory asset pending a ruling by the PSC of DC on future cost recovery. On May 11, 2007, the PSC of DC directed Washington Gas to cease prospective recovery of the cost of HHCs through the PGC provision, with future HHC costs to be recorded as a “pending” regulatory asset. On November 16, 2007 the PSC of MD issued a Final Order in the relevant case supporting full recovery of the HHC costs in Maryland. On March 25, 2008, the PSC of DC issued an order stating that the consideration of Washington Gas’s HHC strategy will move forward and directed interested parties to submit filings reflecting a proposed procedural schedule. On June 6, 2008, Washington Gas and the District of Columbia Office of the People’s Counsel filed a joint response to the order proposing a procedural schedule and a list of issues for consideration in the case. The PSC of DC adopted the proposed issues list and approved a procedural schedule. Washington Gas and other parties subsequently filed comments, conducted discovery and the parties filed reply comments. On April 30, 2009, the PSC ruled that there were unresolved issues and directed that they should be addressed in evidentiary hearings. The PSC issued an order establishing a procedural schedule to address these unresolved issues in the case. Initial testimony was filed May 29, 2009, and rebuttal testimony was filed on July 24, 2009. Hearings are scheduled for September, 2009. As of June 30, 2009, Washington Gas has incurred cumulative total HHC costs of $1.7 million related to DC of which approximately $0.5 million has been recovered, $0.6 million has been expensed and $0.6 million has been deferred as a regulatory asset subject to the outcome of the most recent PSC of DC order.
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
     Washington Gas filed appeals with the PSC of MD asserting that the Hearing Examiner’s recommendation was without merit. On February 5, 2009, the PSC of MD issued an Order that granted the appeal and reversed the findings of the Hearing Examiner. Accordingly, the gas costs at issue were deemed recoverable from rate payers. The PSC of MD’s Order concluded that the responsibility for recovery of these costs should be assigned to the specific group of customers associated with unbundled firm delivery service and directed Washington Gas to bill such costs to those customers over a 24-month period and to provide a credit to firm bundled sales customers over the same period. As a result of this Order, the liability recorded in fiscal year 2006 for this issue was reversed in the quarter ended December 31, 2008, and Washington Gas recorded income of $4.6 million (pre-tax) to “Operating revenues-utility.” On February 25, 2009, Washington Gas filed its compliance plan with the PSC of MD which outlined the plan for returning these funds to its firm sales customers, as well as collecting funds from firm delivery service customers beginning with Washington Gas’s May 2009 billing cycle and ending with its April 2011 billing cycle. On April 29, 2009, the PSC of MD approved the Company’s plan.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Investigation of Asset Management and Gas Purchase Practices. On July 24, 2008, the Office of Staff Counsel of the PSC of MD submitted a petition to the PSC of MD to establish an investigation into Washington Gas’s asset management program as well as into the cost recovery of its gas purchases. On September 4, 2008, the PSC of MD issued a letter order docketing a new proceeding to consider the issues raised in the petition filed by the Office of Staff Counsel. In accordance with the procedural schedule, Washington Gas filed direct testimony on November 21, 2008; direct testimony by intervening parties was filed on February 4, 2009, and Washington Gas’s rebuttal testimony was filed March 11, 2009. A public hearing was held on March 19, 2009. Initial briefs were filed by Washington Gas and other parties on June 25, 2009. Reply briefs were filed on August 3, 2009.
     Investigation Into Operating Issues Related to Cove Point Natural Gas Supply. On February 2, 2009, the PSC of MD issued an order reopening the evidentiary proceedings in a previously established case for the purpose of investigating and considering revised solutions to the gas distribution system leak problems (refer to the section entitled “Operating Issues Related to Cove Point Natural Gas Supply"). A technical conference was held on May 22, 2009, interested parties are currently engaged in discovery and a status report by the parties was filed with the Hearing Examiner on July 23, 2009.
     Review of the Company’s 2009 — 2013 Gas Portfolio Plan. On March 19, 2009, the PSC of MD issued a letter order docketing a review of the Company’s 2009 — 2013 Gas Portfolio Plan and specifically noting the Company’s plans to build an on-system peaking facility on the grounds of the decommissioned Chillum gas storage holders in Chillum, Maryland. The Commission noted that the proposed Chillum peaking facility is “... controversial, primarily because of its location...” A pre-hearing conference was held on April 15, 2009, at which time interventions were granted and a procedural schedule was established. The parties are currently engaged in discovery over issues regarding the need for and the location of the facility and other general supply matters. The procedural schedule has been suspended pending the resolution of motions to compel discovery. Oral argument on the discovery motions to compel is scheduled on August 13, 2009.
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
     On May 4, 2009, the staff of the SCC of VA issued a report, commenting on the amount of the ESM liability that had been reported for the fiscal year ending September 30, 2008. Washington Gas filed its response to the staff report on June 18, 2009. On July 17, 2009, Washington Gas and the staff of the SCC of VA filed a Joint Motion to Approve Stipulation and Close Proceeding with the SCC of VA whereby the staff of the SCC of VA and Washington Gas agreed upon the appropriate refund to ratepayers under the ESM. The overall difference between the staff position and the Company position was not material to the financial statements of Washington Gas. On July 24, 2009, the SCC of VA granted the Joint Motion and accepted the Stipulation submitted by Washington Gas and the staff of the SCC of VA in its Final Order approving the ESM liability.
     On an interim basis, the Company records the effects of the ESM based on year-to-date earnings in relation to estimated annual earnings as calculated for regulatory purposes. At June 30, 2009, Washington Gas had accrued a customer liability of $9.5 million for estimated sharing under the Virginia ESM related to fiscal year 2008 and the first nine months of fiscal year 2009. In accordance with the provisions of its VA tariff, the Company began crediting customers’ bills in April 2009 for the fiscal year 2008 ESM liability.
     On November 16, 2007, the PSC of MD issued a Final Order in a rate case which established a phase-two proceeding to review Washington Gas’s request to implement a PBR plan and issues raised by the parties associated with Washington Gas’s BPO agreement. On September 4, 2008, a Proposed Order of Hearing Examiner was issued in this phase-two proceeding. Consistent with Washington Gas’s current accounting methodology, the Proposed Order approved 10-year amortization accounting for initial implementation costs related to Washington Gas’s BPO plan. At June 30, 2009, we had recorded a

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (concluded)
regulatory asset of $7.5 million, net of amortization related to initial implementation costs allocable to Maryland associated with our BPO plan. Washington Gas’s application seeking approval of a PBR plan was denied. Additionally, the Proposed Order (i) directs Washington Gas to obtain an independent management audit related to issues raised in the phase-two proceeding and (ii) directs the initiation of a collaboration process in which Washington Gas is directed to engage in discussions with the Staff of the PSC of MD (MD Staff), the MD OPC and interested parties to develop appropriate customer service metrics and a periodic form for reporting results similar to the metrics filed by Washington Gas as part of the approved settlement in Virginia. This Proposed Order has been appealed by the MD Staff, the MD OPC and other parties. Washington Gas’s Reply Memorandum on Appeal was filed on November 5, 2008. A final decision by the PSC of MD is pending.
     The Final Order issued by the PSC of DC on December 28, 2007 approved amortization accounting for initial implementation costs related to the BPO plan in approving the stipulated agreement filed in the proceeding. As part of that approved agreement, Washington Gas withdrew its application seeking approval of a PBR plan. Washington Gas is prohibited from seeking approval of a PBR plan in the District of Columbia until the filing of its next base rate case; however, the settling parties may not seek a change in rates during the rate case filing moratorium period under the terms of the approved rate settlement.
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
     On April 13, 2007, Washington Gas filed the portion of the depreciation study related to the Maryland jurisdiction. A separate proceeding was established on May 2, 2007, by the PSC of MD to review Washington Gas’s request to implement new depreciation rates. On October 25, 2007, Washington Gas filed a 2007 technical update of the Maryland depreciation study based on property, plant and equipment balances as of December 31, 2006. Hearings were held May 12 and 13, 2008. Initial briefs were filed on July 16, 2008 and reply briefs were filed on August 6, 2008. On October 15, 2008, a Proposed Order of Hearing Examiner was issued in Maryland, which would reduce Washington Gas’s annual depreciation expense related to the Maryland jurisdiction by approximately $11.2 million when new depreciation rates are implemented, with a corresponding decrease in annual revenues on a prospective basis to be reflected in future billing rates. Reflected in this reduction in depreciation expense, among other things, are: (i) a change in methodology for calculating accrued asset removal costs and (ii) the designation of certain insurance and relocation reimbursements as salvage value. This reduction in depreciation expense will not impact annual operating income and will not prevent the recovery of our capital investment; however, it will have the effect of deferring full recovery of our capital investment into future years. On November 14, 2008, Washington Gas and MD OPC noted appeals of the October 15, 2008 Proposed Order, thus suspending its effective date. Both Washington Gas and the MD OPC filed Memoranda on Appeal on November 24, 2008. Washington Gas, the MD OPC and the Staff of the PSC of MD filed Reply Memoranda on December 15, 2008. We are currently awaiting a final decision by the PSC of MD.

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
ITEM 4. CONTROLS AND PROCEDURES

     Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that WGL Holdings’ disclosure controls and procedures are effective. There have been no changes in the internal control over financial reporting of WGL Holdings during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL Holdings.
ITEM 4T. CONTROLS AND PROCEDURES

     Washington Gas is a non-accelerated filer; therefore, management has included this Item 4T as part of this combined report being filed by the two separate registrants: WGL Holdings and Washington Gas.
     Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) of Washington Gas as of June 30, 2009. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures of Washington Gas are effective. There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

WGL Holdings, Inc.
Washington Gas Light Company
Part II—Other Information
Item 6—Exhibits
ITEM 6. EXHIBITS
Exhibits:

10.1	Service Agreement, effective October 31, 2008, with Columbia Gas Transmission Company related to Firm Storage Service.

10.2	Service Agreement, effective October 31, 2008, with Columbia Gas Transmission Company related to Firm Transportation Service.

10.3	Service Agreement, effective October 31, 2008, with Columbia Gas Transmission Company related to Firm Transportation Service.

10.4	Service Agreement, effective October 31, 2008, with Columbia Gas Transmission Company related to Firm Transportation Service.

31.1	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of James H. DeGraffenreidt, Jr., the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.

99.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.

99.3	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company.

99.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company.

WGL Holdings, Inc.
Washington Gas Light Company
          Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

WGL HOLDINGS, INC.

and

WASHINGTON GAS LIGHT COMPANY
(Co-Registrants)

Date: August 7, 2009	/s/ Mark P. O’Flynn

Mark P. O’Flynn
Controller
(Principal Accounting Officer)