Form 10-K
period 2009-09-30
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2009-11-25
CIK 104819, 1103601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2009

Commission	Exact name of registrant as specified in its charter and	State of	I.R.S.
File Number	principal office address and telephone number	Incorporation	Employer Identification No.

1-16163	WGL Holdings, Inc. 101 Constitution Ave., N.W. Washington, D.C. 20080 (703) 750-2000	Virginia	52-2210912

0-49807	Washington Gas Light Company 101 Constitution Ave., N.W. Washington, D.C. 20080 (703) 750-4440	District of Columbia and Virginia	53-0162882

Securities registered pursuant to Section 12(b) of the Act (as of September 30, 2009):

Title of each class	Name of each exchange on which registered

WGL Holdings, Inc. common stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act (as of September 30, 2009):

Title of each class	Name of each exchange on which registered

Washington Gas Light Company preferred stock, cumulative, without par value:
$4.25 Series	Over-the-Counter Bulletin Board
$4.80 Series	Over-the-Counter Bulletin Board
$5.00 Series	Over-the-Counter Bulletin Board

Indicate by check mark if each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

WGL Holdings, Inc.	Yes [X] No [ ]
Washington Gas Light Company	Yes [ ] No [X]
Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]  No [X]
Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [  ].
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

WGL Holdings, Inc.:

Large Accelerated Filer [X]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]
(Do not check if a smaller reporting company)

Washington Gas Light Company:

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [X]	Smaller Reporting Company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes [  ]  No [X]
The aggregate market value of the voting common equity held by non-affiliates of the registrant, WGL Holdings, Inc., amounted to $1,633,538,203 as of March 31, 2009.

WGL Holdings, Inc. common stock, no par value outstanding as of October 31, 2009: 50,264,447 shares.

All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of October 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of WGL Holdings, Inc.’s definitive Proxy Statement and Washington Gas Light Company’s definitive Information Statement in connection with the 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and 14C not later than 120 days after September 30, 2009, are incorporated in Part III of this report.

WGL Holdings, Inc.
Washington Gas Light Company
For the Fiscal Year Ended September 30, 2009

Table of Contents

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

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans,” and similar expressions, or future or conditional verbs such as “will,” “should,” “would” and “could.” Although the registrants, WGL Holdings and Washington Gas, believe such forward-looking statements are based on reasonable assumptions, they cannot give assurance that every objective will be achieved. Forward-looking statements speak only as of today, and the registrants assume no duty to update them. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	the level and rate at which costs and expenses are incurred and the extent to which they are allowed to be recovered from customers through the regulatory process in connection with constructing, operating and maintaining Washington Gas’s natural gas distribution system;

•	the ability to implement successful approaches to modify the current or future composition of gas delivered to customers or to remediate the effects of the current or future composition of gas delivered to customers, as a result of the introduction of gas from the Dominion Cove Point or Elba Island facility to Washington Gas’s natural gas distribution system;

•	the availability of natural gas supply and interstate pipeline transportation and storage capacity;

•	the ability of natural gas producers, pipeline gatherers and natural gas processors to deliver natural gas into interstate pipelines for delivery by those interstate pipelines to the entrance points of Washington Gas’s natural gas distribution system as a result of factors beyond our control;

•	changes and developments in economic, competitive, political and regulatory conditions;

•	changes in capital and energy commodity market conditions;

•	changes in credit ratings of debt securities of WGL Holdings or Washington Gas that may affect access to capital or the cost of debt;

•	changes in credit market conditions and creditworthiness of customers and suppliers;

•	changes in relevant laws and regulations, including tax, environmental and employment laws and regulations;

•	legislative, regulatory and judicial mandates or decisions affecting business operations or the timing of recovery of costs and expenses;

•	the timing and success of business and product development efforts and technological improvements;

•	the pace of deregulation efforts and the availability of other competitive alternatives to our products and services;

•	changes in accounting principles;

•	new commodity purchase and sales contracts or financial contracts and modifications in the terms of existing contracts that may materially affect fair value calculations under derivative accounting requirements;

WGL Holdings, Inc.
Washington Gas Light Company

•	the ability to manage the outsourcing of several business processes;

•	acts of nature;

•	terrorist activities and

•	other uncertainties.

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

Design-Build Energy Systems: Formerly known as the “heating, ventilating and air conditioning (HVAC)” segment, the design-build energy systems segment includes the operations of Washington Gas Energy Systems, Inc. which provides design-build energy efficient and sustainable solutions to governmental and commercial clients.

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

Third Party Marketer: Unregulated companies that sell natural gas and electricity directly to retail customers. Washington Gas Energy Services, Inc., a subsidiary company of Washington Gas Resources Corporation, is a third party marketer.

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

Utility Net Revenues: Operating revenues less the associated cost of energy and applicable revenue taxes. Used to analyze the profitability of the regulated utility segment, as the cost of gas associated with sales to customers and revenue taxes are generally pass through amounts.

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

Weather Derivative: A financial instrument that provides protection from variations from normal weather.

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

WASHINGTON GAS LIGHT COMPANY

Washington Gas is a regulated public utility that sells and delivers natural gas to customers in the District of Columbia and adjoining areas in Maryland, Virginia and several cities and towns in the northern Shenandoah Valley of Virginia. Washington Gas has been engaged in the natural gas distribution business for 161 years, since its incorporation by an Act of Congress in 1848. Washington Gas has been a Virginia corporation since 1953 and a corporation of the District of Columbia since 1957.

INDUSTRY SEGMENTS

We have three operating segments:

The regulated utility segment.  The regulated utility segment consists of Washington Gas and Hampshire. Washington Gas, a wholly owned subsidiary of WGL Holdings, is regulated by the Public Service Commission of the District of Columbia (PSC of DC), the Public Service Commission of Maryland (PSC of MD) and the State Corporation Commission of Virginia (SCC of VA). Hampshire, a wholly owned subsidiary of WGL Holdings, is regulated by the Federal Energy Regulatory Commission (FERC). Hampshire operates and owns full and partial interests in underground natural gas storage facilities including pipeline delivery facilities located in and around Hampshire County, West Virginia. Washington Gas purchases all of the storage services of Hampshire and includes the cost of these services in the bills sent to its customers. Hampshire operates under a “pass-through” cost of service-based tariff approved by the FERC, and adjusts its billing rates to Washington Gas on a periodic basis to account for changes in its investment in utility plant and expenses.

The retail energy-marketing segment.  The retail energy-marketing segment consists of the operations of WGEServices which competes with regulated utilities and other unregulated third party marketers by selling the natural gas and electric commodity directly to residential, commercial and industrial customers with the objective of earning a profit through competitively priced contracts.

The design-build energy systems segment.  The design-build energy systems segment, which consists of the operations of WGESystems, provides design-build energy efficient and sustainable solutions to governmental and commercial clients.

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

Operating revenues, net income, and total assets for each of our segments are presented in Note 15 of the Notes to Consolidated Financial Statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

REGULATED UTILITY SEGMENT

Description

The regulated utility segment consists of approximately 91% of our consolidated total assets. Washington Gas, the core of the regulated utility segment, delivers natural gas to retail customers in accordance with tariffs approved by the regulatory commissions that have jurisdiction over Washington Gas’s rates and terms of service. These regulatory commissions set the rates in their respective jurisdictions that Washington Gas can charge customers for its rate-regulated services. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third party marketers (refer to the section entitled “Natural Gas Unbundling”). Washington Gas recovers the cost of the natural gas to serve firm customers through gas cost recovery mechanisms as approved in jurisdictional tariffs. Any difference between the firm customer gas costs incurred and the gas costs recovered from those firm customers is deferred on the balance sheet as an amount to be collected from or refunded to customers in future periods. Therefore, increases or decreases in the cost of gas associated with sales made to firm customers have no direct effect on Washington Gas’s net revenues and net income.

Washington Gas conducts an asset optimization program which utilizes Washington Gas’s storage and transportation capacity resources when not being used to physically serve utility customers by entering into commodity-related physical and financial contracts with third parties with the objective of deriving a profit to be shared with its utility customers (refer to the section entitled “Asset Optimization” for a further discussion of our asset optimization program). Unless otherwise noted, therm deliveries shown related to Washington Gas or the regulated utility segment do not include therms delivered related to our asset optimization program.

At September 30, 2009, Washington Gas had 1.064 million active customer meters in an area having a population estimated at 5.3 million and over two million households and commercial structures. Active customer meters reflect all natural gas meters connected to the Washington Gas distribution system, excluding those meters that are not currently receiving service. Washington Gas is not dependent on a single customer or group of customers such that the loss of any one or more of such customers would have a significant adverse effect on its business. The following table lists the number of active customer meters and therms delivered by jurisdiction as of and for the year ended September 30, 2009 and 2008, respectively.

Active Customer Meters and Therms Delivered by Jurisdiction

		Millions of Therms		Millions of Therms
	Active Customer	Delivered	Active Customer	Delivered
	Meters as of	Fiscal Year Ended	Meters as of	Fiscal Year Ended
Jurisdiction	September 30, 2009	September 30, 2009	September 30, 2008	September 30, 2008

District of Columbia	151,922	321.4	151,514	306.4
Maryland	431,840	791.8	427,554	732.1
Virginia	480,309	621.8	473,964	577.7

Total	1,064,071	1,735.0	1,053,032	1,616.2

For additional information on our gas deliveries and meter statistics, refer to the section entitled “Results of Operations” in Management’s Discussion for Washington Gas.

Factors critical to the success of the regulated utility segment include: (i) operating a safe and reliable natural gas distribution system; (ii) having sufficient natural gas supplies to serve the demand of its customers; (iii) being competitive with other sources of energy such as electricity, fuel oil and propane; (iv) access to sources of liquidity; (v) recovering the costs and expenses of this business in the rates it charges to customers and (vi) earning a just and reasonable rate of return on invested capital. During fiscal years ended September 30, 2009, 2008, and 2007, the regulated utility segment reported total operating revenues related to gas sales and deliveries to external customers of approximately $1.5 billion, $1.6 billion and $1.5 billion, respectively.

Rates and Regulatory Matters

Washington Gas is regulated by the following state and local government agencies which approve the terms of service and the billing rates that it charges to its customers. The rates charged to utility customers are designed to recover Washington Gas’s operating expenses and natural gas commodity costs and to provide a return on its investment in the net assets used in its firm gas sales and

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

delivery service. Refer to the section entitled “Rates and Regulatory Matters” in Management’s Discussion for Washington Gas for a discussion of current rates and regulatory matters.

District of Columbia Jurisdiction

The PSC of DC consists of three full-time members who are appointed by the Mayor with the advice and consent of the District of Columbia City Council. The term of each commissioner is four years. There are no limitations on the number of terms that can be served. The PSC of DC has no time limitation in which it must make decisions regarding modifications to base rates charged by Washington Gas to its customers.

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

Seasonality of Business Operations

Washington Gas’s business is weather-sensitive and seasonal because the majority of its business is derived from residential and small commercial customers who use natural gas for space heating purposes. Excluding deliveries for electric generation, in fiscal year 2009 and 2008, approximately 77% and 75%, respectively, of the total therms delivered in Washington Gas’s service area occurred during its first and second fiscal quarters. Washington Gas’s earnings are typically generated during these two quarters, and Washington Gas historically incurs net losses in the third and fourth fiscal quarters. The seasonal nature of Washington Gas’s business creates large variations in short-term cash requirements, primarily due to the fluctuations in the level of customer accounts receivable, unbilled revenues and storage gas inventories. Washington Gas finances these seasonal requirements primarily through the sale of commercial paper and unsecured short-term bank loans. For information on our management of weather risk, refer to the section entitled “Weather Risk” in Management’s Discussion. For information on our management of our cash requirements, refer to the section entitled “Liquidity and Capital Resources” in Management’s Discussion.

Natural Gas Supply and Capacity

Capacity and Supply Requirements

Washington Gas is responsible for acquiring sufficient natural gas supplies, interstate pipeline capacity and storage capacity to meet customer demand. As such, Washington Gas has adopted a diversified portfolio approach designed to satisfy the demand of its customers and to address the constraints on supply, using multiple supply receipt points, dependable interstate pipeline transportation and storage arrangements, and its own substantial storage and peaking capabilities to meet its customers’ demands. Washington Gas’s supply and pipeline capacity plan is based on forecasted system requirements, and takes into

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

account estimated load growth by type of customer, attrition, conservation, geographic location, interstate pipeline and storage capacity and contractual limitations and the forecasted movement of customers between bundled service and delivery service. Under reduced supply conditions, Washington Gas may implement contingency plans in order to maximize the number of customers served. Contingency plans include requests to conserve to the general population and targeted curtailments to specific sections of the system, consistent with curtailment tariffs approved by regulators in each of Washington Gas’s three jurisdictions.

Washington Gas obtains natural gas supplies that originate from the Gulf Coast Region, the Appalachian and Canadian regions, as well as natural gas in the form of vaporized liquefied natural gas (LNG) through the Cove Point LNG terminal owned by Dominion Cove Point LNG, LP and Dominion Transmission, Inc. (collectively Dominion) as discussed below. At September 30, 2009 and 2008, Washington Gas had service agreements with four pipeline companies that provided firm transportation and/or storage services directly to Washington Gas’s city gate. For fiscal years 2009 and 2008, respectively, these contracts have expiration dates ranging from fiscal years 2010 to 2029 and 2009 to 2028.

Cove Point Natural Gas Supply

In late fiscal year 2003, Dominion reactivated its Cove Point LNG terminal. The composition of the vaporized LNG received from the Cove Point LNG terminal resulted in increased leaks in mechanical couplings on the portion of our distribution system in Prince George’s County, Maryland that directly receives the Cove Point gas. Through a pipeline replacement project and the construction of a heavy hydrocarbon (HHC) injection facility at the gate station that exclusively receives gas from the Cove Point terminal, Washington Gas has reduced the occurrence of new coupling leaks in this area of the distribution system. A recent expansion of the physical capacity of the Cove Point terminal could result in a substantial increase in the receipt of Cove Point gas into additional portions of Washington Gas’s distribution system as greater volumes of Cove Point gas are introduced into other downstream pipelines that provide service to Washington Gas. Based upon engineering and flow studies and our experience, this increase in the receipt of Cove Point gas is likely to result in a significantly greater number of leaks in other parts of Washington Gas’s distribution system, unless our efforts to mitigate these additional leaks are successful. Washington Gas is attempting to mitigate this anticipated increase in leaks through: (i) pipeline replacement programs; (ii) the operation of three HHC injection facilities; (iii)  isolating its interstate pipeline receipt points and limiting the amount of gas received, where possible, from pipelines that transport Cove Point gas; (iv) blending, where possible, the Cove Point gas with other supplies of natural gas from within the continental United States and (v)  continued efforts before the FERC to condition incremental increases in deliveries from the Cove Point terminal on the appropriate resolution of safety concerns consistent with the public interest. Refer to the section entitled “Operating Issues Related To Cove Point Natural Gas Supply” in Management’s Discussion for further information on this issue.

Projects for Expanding Capacity

As the result of growing demand, Washington Gas anticipates enhancing its peaking capacity by constructing an LNG peaking facility that is currently expected to be completed and placed in service by the 2013-2014 winter heating season, subject to favorable outcomes on certain zoning and legal challenges. This peaking facility will provide two million therms of deliverability and 10 million therms of annual storage capacity. For information related to capital expenditures for this peaking facility, refer to the section entitled “Liquidity and Capital Resources—Capital Expenditures” in Management’s Discussion. Additionally, Washington Gas has contracted with various interstate pipeline and storage companies to expand its transportation and storage capacity. Recent projects completed or in progress, to expand Washington Gas’s transportation and/or storage capacity, are outlined below:

Projects For Expanding Transportation and Storage Capacity (In therms)
	Daily Storage
	Transportation	Annual Storage	In-Service Date
Pipeline Service Provider	Capacity	Capacity	(Fiscal Year)

Hardy Storage Company LLC(a)	800,000	56 million	Three-year phase-in that began in 2007
Columbia Gas Transmission Corporation (Ohio Storage Expansion)(a,b)	600,000	40 million	2010
Columbia Gas Transmission Corporation (Eastern Market Expansion Storage)(a)	500,000	30 million	2010
Dominion Transmission Inc. Storage Factory	1 million	60 million	2015

(a)	Supplier delivers the stored natural gas directly to Washington Gas’s distribution system using the capabilities of the Columbia Gas Transmission system.
(b)	Washington Gas converted 600,000 therms of firm transportation capacity into firm storage capacity in FY 2009.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

Washington Gas will continue to monitor other opportunities to acquire or participate in obtaining additional pipeline and storage capacity that will support customer growth and improve or maintain the high level of service expected by its customer base.

Asset Optimization

Washington Gas optimizes the value of its long-term natural gas transportation and storage capacity resources during periods when these resources are not being used to physically serve utility customers. Washington Gas utilizes its transportation capacity assets to benefit from favorable natural gas price differentials between different geographic locations and its storage capacity assets to benefit from favorable natural gas price differentials between different time periods. Washington Gas enters into physical and financial derivative transactions in the form of forwards, swaps and option contracts to lock-in operating margins that Washington Gas will ultimately realize. Regulatory sharing mechanisms in all three jurisdictions allow the profit from these transactions to be shared between Washington Gas’s shareholders and customers; therefore, any changes in fair value are recorded through earnings, or as regulatory assets or liabilities, to the extent that gains and losses associated with these derivative instruments will be included in the rates charged to customers.

The derivatives used under this program are subject to mark-to-market accounting treatment. This treatment may cause significant period-to-period volatility in earnings from unrealized gains and losses associated with these valuation changes for the portion of net profits to be retained for shareholders; however, this volatility does not change the locked-in operating margins that Washington Gas will ultimately realize from these transactions. In accordance with Financial Accounting Standards Board ASC Topic 815, Accounting for Derivative Contracts Held for Trading Purposes and Involved in Energy Trading and Risk Management Activities, (ASC Topic 815), all physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas”. Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the fiscal year ended September 30, 2009 were $12.2 million.

During fiscal year 2009 and 2008, respectively, 774.9 million and 520.6 million therms of natural gas were purchased under our asset optimization program and 772.7 million and 520.1 million therms of natural gas were delivered for contracts that were physically settled related to our internally managed asset optimization program. Refer to the sections entitled “Results of Operations — Regulated Utility” and “Market Risk” in Management’s Discussion for a further discussion of this program and its effect on earnings.

Annual Sendout

As reflected in the table below, there were six sources of delivery through which Washington Gas received natural gas to satisfy its customer demand requirements in fiscal year 2009. These same six sources also are expected to be utilized to satisfy customer demand requirements in fiscal year 2010. Firm transportation denotes gas transported directly to the entry point of Washington Gas’s distribution system in contractually viable volumes. Transportation storage denotes volumes stored by a pipeline during the spring, summer and fall for withdrawal and delivery to the Washington Gas distribution system during the winter heating season to meet load requirements. Peak load requirements are met by: (i) underground natural gas storage at the Hampshire storage field in Hampshire County, West Virginia; (ii) the local production of propane air plants located at Washington Gas-owned facilities in Rockville, Maryland (Rockville Station) and in Springfield, Virginia (Ravensworth Station) and (iii) other peak-shaving resources. Unregulated third party marketers acquire interstate pipeline and storage capacity and the natural gas commodity on behalf of Washington Gas’s delivery service customers under customer choice programs, some of which may be provided through transportation, storage and peaking resources that may be provided by Washington Gas to the unregulated third party marketers under tariffs approved by the three public service commissions (refer to the section entitled “Natural Gas Unbundling”). These retail marketers have natural gas delivered to the entry point of Washington Gas’s distribution system on behalf of those utility customers that have decided to acquire their natural gas commodity on an unbundled basis, as discussed below.

During fiscal year 2009, total sendout on the system was 1,716 million therms, compared to total sendout of 1,610 million therms during fiscal year 2008. This excludes the sendout of sales and deliveries of natural gas used for electric generation. The increase in 2009 was the result of weather in fiscal year 2009 that was colder than fiscal year 2008. The sendout for fiscal year 2010 is estimated at 1,626 million therms (based on normal weather), excluding the sendout for the sales and deliveries of natural gas used for

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

electric generation. The sources of delivery and related volumes that were used to satisfy the requirements of fiscal year 2009 and those projected for pipeline year 2010 are shown in the following table.

Sources of Delivery for Annual Sendout

(In millions of therms)	Fiscal Year

Sources of Delivery	Actual 2008	Actual 2009	Projected 2010

Firm Transportation	588	695	508
Transportation Storage	262	228	443
Hampshire Storage, Company-Owned Propane-Air Plants, and other Peak-Shaving Resources	20	24	74
Unregulated Third Party Marketers	740	769	601

Total	1,610	1,716	1,626

Design Day Sendout

The effectiveness of Washington Gas’s capacity resource plan is largely dependent on the sources used to satisfy forecasted and actual customer demand requirements for its design day. For planning purposes, Washington Gas assumes that all interruptible customers will be curtailed on the design day. Washington Gas’s forecasted design day demand for the 2009-2010 winter season is 18.4 million therms and Washington Gas’s projected sources of delivery for design day sendout is 19.4 million therms. This provides a reserve margin of approximately 5.3%. Washington Gas plans for the optimal utilization of its storage and peaking capacity to reduce its dependency on firm transportation and to lower pipeline capacity costs. The following table reflects the sources of delivery that are projected to be used to satisfy the forecasted design day sendout estimate for fiscal year 2010.

Projected Sources of Delivery for Design Day Sendout

(In millions of therms)	Fiscal Year 2010

Sources of Delivery	Volumes	Percent

Firm Transportation	5.2	27%
Transportation Storage	7.3	37%
Hampshire Storage, Company-Owned Propane-Air Plants, and other Peak- Shaving Resources	6.8	35%
Unregulated Third Party Marketers	0.1	1%

Total	19.4	100%

Natural Gas Unbundling

At September 30, 2009, customer choice programs for natural gas customers were available to all of Washington Gas’s regulated utility customers in the District of Columbia, Maryland and Virginia. These programs allow customers to choose to purchase their natural gas from unregulated third party marketers, rather than purchasing this commodity as part of a bundled service from the local utility. Of Washington Gas’s 1.064 million active customers at September 30, 2009, approximately 149,000 customers purchased

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

their natural gas commodity from unregulated third party marketers. The following table provides the status of customer choice programs in Washington Gas’s jurisdictions at September 30, 2009.

Status of Customer Choice Programs
At September 30, 2009

Jurisdiction	Customer Class	Eligible Customers

		Total	% Participating

District of Columbia	Firm:
	Residential	138,863	9%
	Commercial	12,838	36%
	Interruptible	221	91%
Maryland	Firm:
	Residential	402,227	16%
	Commercial	29,349	41%
	Interruptible	264	100%
Virginia	Firm:
	Residential	452,467	11%
	Commercial	27,633	31%
	Interruptible	209	97%

Total		1,064,071	14%

When customers choose to purchase the natural gas commodity from unregulated third party marketers, Washington Gas’s net income is not affected because Washington Gas charges its customers the cost of gas without any mark-up. When customers select an unregulated third party marketer as their gas supplier, Washington Gas continues to charge these customers to deliver natural gas through its distribution system at rates identical to the delivery portion of the bundled sales service customers.

Competition

The Natural Gas Delivery Function

The natural gas delivery function, the core business of Washington Gas, continues to be regulated by local regulatory commissions. In developing this core business, Washington Gas has invested $3.2 billion as of September 30, 2009 to construct and operate a safe and reliable natural gas distribution system. Because of the high fixed costs and significant safety and environmental considerations associated with building and operating a distribution system, Washington Gas expects to continue being the only owner and operator of a natural gas distribution system in its current franchise area for the foreseeable future. The nature of Washington Gas’s customer base and the distance of most customers from interstate pipelines mitigate the threat of bypass of its facilities by other potential delivery service providers.

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

RETAIL ENERGY-MARKETING SEGMENT

Description

The retail energy-marketing segment consists of the operations of WGEServices, which competes with regulated utilities and other unregulated third party marketers to sell natural gas and/or electricity directly to residential, commercial and industrial customers in Maryland, Virginia, Delaware and the District of Columbia. WGEServices contracts for its supply needs and buys and resells natural gas and electricity with the objective of earning a profit through competitively priced contracts with end-users. These commodities are delivered to retail customers through the distribution systems owned by regulated utilities such as Washington Gas or other unaffiliated natural gas or electric utilities. Washington Gas delivers the majority of natural gas sold by WGEServices, and unaffiliated electric utilities deliver all of the electricity sold. Additionally, WGEServices bills its customers through the billing services of the regulated utilities that deliver its commodities as well as directly through its own billing capabilities. WGEServices is also expanding its renewable energy and energy conservation product and service offerings. During the fiscal year ended September 30, 2009, WGEServices contracted for and completed the construction of one Solar Photovoltaic (Solar PV) facility, which includes ownership of the operational asset, and has contracted for two additional facilities that are expected to be completed by December 31, 2009. Other than these facilities, WGEServices does not own or operate any natural gas or electric generation, production, transmission or distribution assets. Continued expansion may include the ownership of other renewable energy producing assets.

At September 30, 2009, WGEServices served approximately 151,000 residential, commercial and industrial natural gas customers and approximately 113,000 residential, commercial and industrial electricity customers located in Maryland, Virginia, Delaware and the District of Columbia. WGEServices is not dependent on a single customer or concentration of customers such that the loss of any one or more of such customers would have a significant adverse effect on its business.

Factors critical to the success of the retail energy-marketing segment include: (i) managing the market risk of the difference between the sales price committed to customers under sales contracts and the cost of natural gas and electricity needed to satisfy these sales commitments; (ii) managing credit risks associated with customers and suppliers; (iii) having sufficient deliverability of natural gas and electric supplies and transportation to serve the demand of its customers which can be affected by the ability of natural gas producers, pipeline gatherers, natural gas processors, interstate pipelines, electricity generators and regional electric transmission operators to deliver the respective commodities; (iv) access to sources of liquidity; (v) controlling the level of selling, general and administrative expenses, including customer acquisition expenses and (vi) the ability to access markets through customer choice programs or other forms of deregulation. The retail energy-marketing segment’s total operating revenues from external customers for fiscal year 2009 was $1.2 billion, and $1.1 billion for each fiscal year ended 2008 and 2007.

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

Natural Gas Supply

WGEServices purchases its natural gas from a number of wholesale suppliers in order to minimize its supply costs and to avoid relying on any single provider for its natural gas supply. Natural gas supplies are delivered to WGEServices’ market territories through several interstate natural gas pipelines. To supplement WGEServices’ natural gas supplies during periods of high customer demand, WGEServices maintains gas storage inventory in storage facilities that are assigned by natural gas utilities such as Washington Gas. This storage inventory enables WGEServices to meet daily and monthly fluctuations in demand and to minimize the effect of market price volatility.

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

Competition

Natural Gas

WGEServices competes with the commodity prices offered by regulated gas utilities and other third party marketers to sell natural gas to customers both inside and outside of the Washington Gas service area. Marketers of natural gas compete largely on price; therefore, gross margins are relatively small. To determine competitive pricing and in adherence to its risk management policies and procedures, WGEServices manages its natural gas contract portfolio by closely matching the timing of gas purchases from wholesale suppliers with retail sales commitments to customers. For a discussion of WGEServices’ exposure to and management of price risk, refer to the section entitled “Market Risk—Price Risk Related to the Retail Energy-Marketing Segment” in Management’s Discussion.

Electricity

WGEServices competes with regulated electric utilities and other third party marketers to sell electricity to customers. Marketers of electric supply compete largely on price; therefore, gross margins are relatively small. To determine competitive pricing and in adherence to its risk management policies and procedures, WGEServices manages its electricity contract portfolio by closely matching the timing of electricity purchases from suppliers with sales commitments to customers. For a discussion of WGEServices’ exposure to and management of price risk, refer to the section entitled “Market Risk—Price Risk Related to the Retail Energy-Marketing Segment” in Management’s Discussion.

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

DESIGN-BUILD ENERGY SYSTEMS SEGMENT

Description

The design-build energy systems segment, which consists of the operations of WGESystems, provides design-build energy efficient and sustainable solutions to governmental and commercial clients. WGESystems focuses on upgrading the mechanical, electrical, water and energy-related systems of large governmental and commercial facilities by implementing both traditional as well as alternative energy technologies, primarily in the District of Columbia, Maryland and Virginia. The design-build energy systems segment derived approximately 80% of its revenues from various agencies of the Federal Government in fiscal year 2009.

As of September 30, 2009 and 2008, WGESystems had a backlog of $42.0 million and $39.3 million, respectively. This backlog only includes work associated with signed contracts. Of the backlog as of September 30, 2009, the approximate value of work to be completed beyond fiscal year 2010 was $13.2 million.

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

ENVIRONMENTAL MATTERS

We are subject to federal, state and local laws and regulations related to environmental matters. These evolving laws and regulations may require expenditures over a long timeframe to control environmental effects. Almost all of the environmental liabilities we have recorded are for costs expected to be incurred to remediate sites where we or a predecessor affiliate operated manufactured gas plants (MGPs). Estimates of liabilities for environmental response costs are difficult to determine with precision because of the various factors that can affect their ultimate level. These factors include, but are not limited, to the following:

•	the complexity of the site;

•	changes in environmental laws and regulations at the federal, state and local levels;

•	the number of regulatory agencies or other parties involved;

•	new technology that renders previous technology obsolete or experience with existing technology that proves ineffective;

•	the level of remediation required and

•	variations between the estimated and actual period of time that must be dedicated to respond to an environmentally contaminated site.

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

At one of the former MGP sites, studies show the presence of coal tar under the site and an adjoining property. Washington Gas has taken steps to control the movement of contaminants into an adjacent river by installing a water treatment system that removes and treats contaminated groundwater at the site. Washington Gas received approval from governmental authorities for a comprehensive remediation plan for the majority of the site that permits commercial development of Washington Gas’s property. Washington Gas has entered into an agreement with a national developer for the development of this site in phases. The first two phases have been completed, with Washington Gas retaining a ground lease on each phase. A Record of Decision for that portion of the site not owned by Washington Gas was issued in August, 2006. Negotiations on a consent agreement regarding remediation of that property were postponed when the site was transferred in late 2007 to a new governmental owner and the governmental entities involved agreed to review how the transfer impacts the Record of Decision. On September 21, 2006, governmental authorities notified Washington Gas of their desire to have the utility investigate and remediate river sediments in the area directly in front of the former MGP site. There has been no agreement among Washington Gas and governmental authorities as to the type and level of sediment investigation and remediation that should be undertaken for this area of the river; accordingly, we cannot estimate at this time the potential future costs of such investigation and remediation.

At a second former MGP site and on an adjacent parcel of land, Washington Gas developed a “monitoring-only” remediation plan for the site. This remediation plan received approval under a state voluntary closure program.

We do not expect that the ultimate impact of these matters will have a material adverse effect on our capital expenditures, earnings or competitive position. At the remaining eight sites, either the appropriate remediation is being undertaken, or no remediation should be necessary. See Note 12 of the Notes to Consolidated Financial Statements for further discussion of environmental response costs.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (concluded)

OTHER INFORMATION

At September 30, 2009, we had 1,410 employees comprising 1,316 utility and 94 non-utility employees. At September 30, 2008, we had 1,448 employees comprising 1,359 utility and 89 non-utility employees.

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

Our Chairman and Chief Executive Officer certified to the New York Stock Exchange (NYSE) on March 18, 2009 that, as of that date, he was unaware of any violation by WGL Holdings of the NYSE’s corporate governance listing standards.

Our research and development costs during fiscal years 2009, 2008 and 2007 were not material.

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

WASHINGTON GAS LIGHT COMPANY

Changes in the regulatory environment or unfavorable rate regulation, which can be affected by new laws or political considerations, may restrict or delay Washington Gas’s ability to earn a reasonable rate of return on its invested capital to provide utility service and to recover fully its operating costs.

Washington Gas is regulated by the PSC of DC, the PSC of MD and the SCC of VA. These regulatory commissions generally have authority over many of the activities of Washington Gas’s business including, but not limited to, the rates it charges to its customers, the amount and type of securities it can issue, the nature of investments it can make, the nature and quality of services it provides, safety standards, collection practices and other matters. These regulators also may modify Washington Gas’s rates to change the level, type and methods that it utilizes to recover its costs, including the costs to acquire, store, transport and deliver natural gas. The extent to which the actions of regulatory commissions restrict or delay Washington Gas’s ability to earn a reasonable rate of return on invested capital and/or fully recover operating costs may adversely affect its results of operations, financial condition and cash flows.

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

Washington Gas plans to construct a one billion cubic foot liquefied natural gas (LNG) storage facility in Chillum, Maryland, to meet its customers’ forecasted demand for natural gas. The new storage facility is expected to be completed and in service by the 2013-2014 winter heating season. If we are not permitted or are not able to construct this planned facility on a timely basis for any reason, the availability of the next best alternative (which is to acquire additional interstate pipeline transportation or storage capacity) may be limited by market supply and demand, and the timing of Washington Gas’s participation in new interstate pipeline

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1A. Risk Factors (continued)

construction projects. This could cause an interruption in Washington Gas’s ability to satisfy the needs of some of its customers, which could adversely affect its results of operations, financial condition and cash flows.

Operating issues could affect public safety and the reliability of Washington Gas’s natural gas distribution system, which could adversely affect Washington Gas’s results of operations, financial condition and cash flows.

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

The receipt of vaporized LNG into Washington Gas’s natural gas distribution system may result in higher operating expenses and capital expenditures which may have a material adverse effect on its financial condition, results of operations and cash flows, and may impact system safety.

An increase in the volume of vaporized LNG, which contains a low concentration of heavy hydrocarbons (HHCs), is likely to result in increased leaks in Washington Gas’s distribution system. Additional operating expenses and capital expenditures may be necessary to contend with the receipt of increased volumes of vaporized LNG into Washington Gas’ distribution system if the current preventative and remedial measures to mitigate any possible increase in leaks in effected portions of Washington Gas’s distribution system are unsuccessful. These additional expenditures may not be recoverable or may not be recoverable on a timely basis from customers. Additionally, such operating expenses and capital expenditures may not be timely enough to mitigate the challenges posed by increased volumes of vaporized LNG and could result in leakage in couplings at a rate that could compromise the safety of our distribution system. Therefore, these conditions could have a material adverse effect on Washington Gas’s results of operations, financial condition and cash flows, and may impact system safety.

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

A decline in the economy may reduce net revenue growth and reduce future net income and cash flows.

A decline in the economy of the region in which Washington Gas operates might adversely affect Washington Gas’s ability to grow its customer base and collect revenues from customers, which may negatively affect net revenue growth and increase costs. An increase in the interest rates Washington Gas pays without the recognition of the higher cost of debt incurred by it in the rates charged to its customers would adversely affect future net income and cash flows.

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

Washington Gas’s facilities and operations may be impaired by acts of terrorism.

Washington Gas’s natural gas distribution, transmission and storage facilities may be targets of terrorist activities that could result in a disruption of its ability to meet customer requirements. Terrorist attacks may also disrupt capital markets and Washington Gas’s ability to raise capital. A terrorist attack on Washington Gas’s facilities or those of its natural gas suppliers or customers could result in a significant decrease in revenues or a significant increase in repair costs, which could adversely affect its results of operations, financial condition and cash flows.

Washington Gas may face certain regulatory and financial risks related to climate change legislation.

A number of proposals to limit greenhouse gas emissions, measured in carbon dioxide equivalent units, are pending at the regional, federal, and international level. These proposals would require us to measure and potentially limit greenhouse gas emissions from our utility operations and our customers or purchase allowances for such emissions. While we cannot predict with certainty the extent of these limitations or when they will become effective, the adoption of such proposals could:

•	increase utility costs related to operations, energy efficiency activities and compliance;

•	affect the demand for natural gas and

•	increase the prices we charge our utility customers.

The occurrence of any such legislation could adversely affect Washington Gas’s results of operations, financial condition and cash flows. If Washington Gas is unable to recover from customers through the regulatory process all or some of these costs and its authorized rate of return on these costs, this also could adversely affect Washington Gas’s results of operations, financial condition and cash flows.

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

WGEServices is dependent on guarantees and access to cash collateral from WGL Holdings.

The ability of WGEServices to purchase natural gas and electricity from suppliers is dependent upon guarantees issued on its behalf by WGL Holdings, and upon access to cash collateral through the issuance of commercial paper and unsecured short-term bank loans by WGL Holdings. Should WGL Holdings not renew such guarantees, provide access to cash collateral, or if WGL Holdings’ credit ratings are downgraded, the ability of WGEServices to make commodity purchases at reasonable prices may be impaired, adversely affecting its results of operations, financial condition and cash flows.

Regulatory developments may negatively affect WGEServices.

The regulations that govern the conduct of competitive energy marketers are subject to change as the result of legislation or regulatory proceedings. Changes in these regulatory rules could reduce customer growth opportunities for WGEServices, or could reduce the profit opportunities associated with certain groups of existing or potential new customers and, thereby, adversely affect its results of operations, financial condition and cash flows.

Competition may negatively affect WGEServices.

WGEServices competes with other non-regulated retail suppliers of natural gas and electricity, as well as with the commodity rate offerings of electric and gas utilities. Increases in competition including utility commodity rate offers that are below prevailing market rates may result in a loss of sales volumes or a reduction in growth opportunities that could adversely affect results of operations, financial condition and cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 2. Properties

ITEM 2.	PROPERTIES

At September 30, 2009, we provided services in various areas of the District of Columbia, Maryland and Virginia, and held certificates of convenience and necessity, licenses and permits necessary to maintain and operate their respective properties and businesses. The regulated utility segment is the only segment where property, plant and equipment are significant assets.

Property, plant and equipment is stated at original cost, including labor, materials, taxes and overhead costs incurred during the construction period. Washington Gas calculates depreciation applicable to its utility gas plant in service primarily using a straight-line method over the estimated remaining life of the plant. The composite depreciation and amortization rate of the regulated utility was 3.12%, 3.23% and 3.19% during fiscal years 2009, 2008 and 2007, respectively, which included an allowance for estimated accrued non-legal asset removal costs (see Note 1 of the Notes to Consolidated Financial Statements).

At September 30, 2009, Washington Gas had approximately 659 miles of transmission mains, 12,353 miles of distribution mains, and 13,497 miles of distribution services. Washington Gas has the storage capacity for approximately 15 million gallons of propane for peak-shaving.

Washington Gas owns approximately 40 acres of land and a building (built in 1970) at 6801 Industrial Road in Springfield, Virginia. The Springfield site houses both operating and certain administrative functions of the utility. Washington Gas also holds title to land and buildings used as substations for its utility operations.

Washington Gas also has peaking facilities to enhance deliverability in periods of peak demand in the winter that consist of propane air plants in Springfield, Virginia (Ravensworth Station), and Rockville, Maryland (Rockville Station). Hampshire owns full and partial interests in, and operates underground natural gas storage facilities in Hampshire County, West Virginia. Hampshire accesses the storage field through 12 storage wells that are connected to an 18-mile pipeline gathering system. Concurrent with acquiring and protecting its storage rights, Hampshire has historically acquired certain exploration and development rights in West Virginia principally in the Marcellus Shale and other shale formations. These rights are predominately owned by lease and they are applicable to approximately 26,000 gross acres for the storage facilities of which 13,000 acres of land surrounding its storage facilities may be subject to exploration in addition to its storage function. Hampshire also operates a compressor station utilized to increase line pressure for injection of gas into storage. For fiscal year 2010, we estimate that the Hampshire storage facility has the capacity to supply approximately 2.5 billion cubic feet of natural gas to Washington Gas’s system for meeting winter season demands.

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

The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by Washington Gas other than a small amount of property that is expressly excluded. At September 30, 2009 and 2008, there was no debt outstanding under the Mortgage.

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

None.

WGL Holdings, Inc.
Washington Gas Light Company
Part I

EXECUTIVE OFFICERS OF THE REGISTRANTS

The names, ages and positions of the executive officers of the registrants at October 31, 2009, are listed below along with their business experience during the past five years. The age of each officer listed is as of the date of filing of this report. There is no family relationship among the officers.

Unless otherwise indicated, all officers have served continuously since the dates indicated, and all positions are executive officers listed with Washington Gas Light Company.

Executive Officers
Date Elected or
Name, Age and Position with the registrants	Appointed

Vincent L. Ammann, Jr., Age 50 (1)
Vice President and Chief Financial Officer	September 30, 2006
Vice President and Chief Financial Officer of WGL Holdings, Inc.	September 30, 2006
Vice President—Finance	October 1, 2005
Vice President—Finance of WGL Holdings, Inc.	October 1, 2005
Assistant to the Chief Financial Officer	March 29, 2004

Beverly J. Burke, Age 58 (1)
Vice President and General Counsel	July 1, 2001
Vice President and General Counsel of WGL Holdings, Inc.	July 1, 2001

Gautam Chandra, Age 43 (1)
Vice President—Business Development, Strategy and Business Process Outsourcing	October 1, 2009
Vice President—Business Development, Strategy, Business Process Outsourcing and Non-Utility Operations of WGL Holdings, Inc.	October 1, 2009
Vice President—Business Process Outsourcing	July 2, 2007
Vice President—Business Process Outsourcing and Non-Utility Operations of WGL Holdings, Inc.	July 2, 2007
Vice President—Performance Improvement	October 1, 2005
Vice President—Performance Improvement and Non-Utility Operations of WGL Holdings, Inc.	October 1, 2005
Division Head—Finance Support and Non-Utility Businesses	January 5, 2004
Division Head—Achieving Operational Excellence	December 12, 2002

Adrian P. Chapman, Age 52 (1)
President and Chief Operating Officer	October 1, 2009
President and Chief Operating Officer of WGL Holdings, Inc.	October 1, 2009
Vice President—Operations, Regulatory Affairs and Energy Acquisition	October 1, 2005
Vice President—Regulatory Affairs and Energy Acquisition	March 31, 1999

Marcellous P. Frye, Jr., Age 42 (2)
Vice President—Support Services	March 21, 2008
Division Head—Information Technology	July 2, 2007
Director—Development and ITS Engineering	August 15, 2005

Eric C. Grant, Age 52 (3)
Vice President—Corporate Relations	October 1, 2009
Director—Corporate Communications	September 4, 2007

Terry D. McCallister, Age 53 (1)
Chairman of the Board and Chief Executive Officer	October 1, 2009
Chairman of the Board and Chief Executive Officer of WGL Holdings, Inc.	October 1, 2009
President and Chief Operating Officer	October 1, 2001
President and Chief Operating Officer of WGL Holdings, Inc.	October 1, 2001

WGL Holdings, Inc.
Washington Gas Light Company
Part I

Executive Officers
Date Elected or
Name, Age and Position with the registrants	Appointed

Anthony M. Nee, Age 53 (1,4)
Treasurer	February 14, 2009
Treasurer of WGL Holdings, Inc.	February 14, 2009
Division Head—Risk Management	December 8, 2003
Department Head—Risk Management	February 10, 2003

Mark P. O’Flynn, Age 59 (1)
Controller	February 18, 2002
Controller of WGL Holdings, Inc.	February 18, 2002

Douglas V. Pope, Age 64 (1)
Secretary of WGL Holdings, Inc.	January 13, 2000
Secretary	July 25, 1979
Roberta W. Sims, Age 55
Vice President—Regulatory Affairs and Energy Acquisition	October 1, 2009
Vice President—Corporate Relations and Communication	January 31, 1996

Douglas A. Staebler, Age 49 (5)
Vice President—Engineering and Construction	October 31, 2006
Division Head—Engineering	July 25, 2005

William Zeigler, Jr., Age 64
Vice President—Human Resources and Organizational Development	February 1, 2004
Division Head—Organizational Development	February 10, 2003

(1)	Executive Officer of both WGL Holdings, Inc. and Washington Gas Light Company.

(2)	Mr. Frye was previously employed by Global eXchange Services (formerly known as GE Global eXchange Services) based in Gaithersburg, Maryland, where he served as Vice President for Global Application Development. Mr. Frye also held various leadership positions for General Electric Information Services in Rockville, Maryland.

(3)	Mr. Grant was previously employed by The Washington Post newspaper where he served as the Director of Communications, Public Relations and Corporate Philanthropy and the newspaper’s primary spokesperson.

(4)	Mr. Nee joined Washington Gas in 2003, overseeing compliance with Sarbanes-Oxley requirements and the energy risk management function. He has over 20 years of experience in various finance positions in the natural gas and electric power industries. Mr. Nee started his career as a CPA, spending 10 years in public accounting with the Pittsburgh office of Arthur Young.

(5)	Mr. Staebler was previously employed by NUI Corporation—Elizabethtown Gas where he held various positions in engineering, operations and construction and maintenance.

WGL Holdings, Inc.
Part II
Item 5. Market for Registrant’s Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At October 31, 2009, WGL Holdings had 12,801 common shareholders of record. During fiscal years 2009 and 2008, WGL Holdings’ common stock was listed for trading on the New York Stock Exchange and was shown as “WGL Hold” or “WGL Hldgs” in newspapers. We did not purchase any of our outstanding common stock during fiscal years 2009 and 2008. The table below shows quarterly price ranges and quarterly dividends paid for fiscal years ended September 30, 2009 and 2008.

Common Stock Price Range and Dividends Paid
	High	Low	Dividends Paid Per Share	Dividend Payment Date
Fiscal Year 2009
Fourth quarter	$34.39	$30.37	$0.3675	8/1/2009
Third quarter	33.29	28.59	0.3675	5/1/2009
Second quarter	35.52	28.89	0.3550	2/1/2009
First quarter	37.08	22.40	0.3550	11/1/2008
Fiscal Year 2008
Fourth quarter	$36.04	$31.10	$0.3550	8/1/2008
Third quarter	36.22	31.84	0.3550	5/1/2008
Second quarter	34.62	30.26	0.3425	2/1/2008
First quarter	35.08	31.82	0.3425	11/1/2007

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 6. Selected Financial Data

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share data)
Years Ended September 30,	2009	2008	2007	2006	2005

SUMMARY OF EARNINGS
Operating Revenues
Utility	$1,481,089	$1,536,443	$1,497,274	$1,622,510	$1,379,390
Non-utility	1,225,767	1,091,751	1,148,734	1,015,373	783,953

Total operating revenues	$2,706,856	$2,628,194	$2,646,008	$2,637,883	$2,163,343

Income from continuing operations	$120,373	$116,523	$107,900	$94,694	$106,072
Net income applicable to common stock	$120,373	$116,523	$107,900	$87,578	$103,493
Earnings per average common share
Basic:
Income from continuing operations	$2.40	$2.35	$2.19	$1.94	$2.18
Net income applicable to common stock	$2.40	$2.35	$2.19	$1.80	$2.13
Diluted:
Income from continuing operations	$2.39	$2.33	$2.19	$1.94	$2.16
Net income applicable to common stock	$2.39	$2.33	$2.19	$1.79	$2.11
CAPITALIZATION-YEAR END
Common shareholders’ equity	$1,097,698	$1,047,564	$980,767	$921,807	$893,992
Washington Gas Light Company preferred stock	28,173	28,173	28,173	28,173	28,173
Long-term debt, excluding maturities	561,830	603,738	616,419	576,139	584,150

Total capitalization	$1,687,701	$1,679,475	$1,625,359	$1,526,119	$1,506,315

OTHER FINANCIAL DATA
Total assets—year-end	$3,349,890	$3,243,543	$3,046,361	$2,791,406	$2,601,081
Property, plant and equipment-net—year-end	$2,269,141	$2,208,302	$2,150,441	$2,067,895	$1,969,016
Capital expenditures
Accrual basis (a)	$137,505	$131,433	$158,101	$161,496	$124,014
Cash basis adjustments	1,403	3,528	6,430	(1,739)	(11,246)

Cash basis	$138,908	$134,961	$164,531	$159,757	$112,768

Long-term obligations—year-end	$561,830	$603,738	$616,419	$576,139	$584,150
COMMON STOCK DATA
Annualized dividends per share	$1.47	$1.42	$1.37	$1.35	$1.33
Dividends declared per share	$1.4575	$1.4075	$1.3650	$1.3450	$1.3225
Closing price	$33.14	$32.45	$33.89	$31.34	$32.13
Book value per share—year-end	$21.89	$20.99	$19.89	$18.86	$18.36
Return on average common equity	11.2%	11.5%	11.3%	9.6%	11.8%
Dividend yield on book value	6.7%	6.8%	6.9%	7.2%	7.2%
Dividend payout ratio	60.7%	59.9%	62.3%	74.7%	62.1%
Shares outstanding—year-end (thousands)	50,143	49,917	49,316	48,878	48,704
UTILITY GAS SALES AND DELIVERIES (thousands of therms)
Gas sold and delivered
Residential firm	689,986	627,527	648,701	593,594	625,251
Commercial and industrial
Firm	203,039	199,363	203,962	213,997	222,587
Interruptible	3,377	6,543	5,275	6,185	7,809

Total gas sold and delivered	896,402	833,433	857,938	813,776	855,647

Gas delivered for others
Firm	462,051	433,991	433,420	403,812	434,099
Interruptible	273,820	256,626	267,305	251,003	279,924
Electric generation	102,759	92,176	111,950	108,315	73,874

Total gas delivered for others	838,630	782,793	812,675	763,130	787,897

Total utility gas sales and deliveries	1,735,032	1,616,226	1,670,613	1,576,906	1,643,544

OTHER STATISTICS
Active customer meters—year-end	1,064,071	1,053,032	1,046,201	1,031,916	1,012,105
New customer meters added	11,011	12,962	19,373	24,693	26,682
Heating degree days—actual	4,211	3,458	3,955	3,710	4,023
Weather percent colder (warmer) than normal	11.6%	(8.7)%	3.7%	(2.5)%	5.9%

(a)	Excludes Allowance for Funds Used During Construction and prepayments associated with capital projects. Includes accruals for capital expenditures and other non-cash additions.

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

Management’s Discussion is divided into the following two major sections:

•	WGL Holdings—This section describes the financial condition and results of operations of WGL Holdings and its subsidiaries on a consolidated basis. It includes discussions of our regulated and unregulated operations. WGL Holdings’ operations are derived from the results of Washington Gas Light Company (Washington Gas) and Hampshire Gas Company and the results of our non-utility operations.

•	Washington Gas—This section describes the financial condition and results of operations of Washington Gas, a wholly owned subsidiary that comprises the majority of our regulated utility segment.

Both of the major sections of Management’s Discussion—WGL Holdings and Washington Gas—are designed to provide an understanding of our operations and financial performance and should be read in conjunction with the respective company’s financial statements and the combined Notes to Consolidated Financial Statements in this annual report.

Unless otherwise noted, earnings per share amounts are presented on a diluted basis, and are based on weighted average common and common equivalent shares outstanding.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Management’s Discussion Table of Contents

EXECUTIVE OVERVIEW

     Introduction

WGL Holdings, through its wholly owned subsidiaries, sells and delivers natural gas and provides a variety of energy-related products and services to customers primarily in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia. Our core subsidiary, Washington Gas, engages in the delivery and sale of natural gas that is regulated by regulatory commissions in the District of Columbia, Maryland and Virginia. Through the wholly owned unregulated subsidiaries of Washington Gas Resources Corporation (Washington Gas Resources), we also offer energy-related products and services. We offer competitively priced natural gas and electricity to customers through Washington Gas Energy Services (WGEServices), our unregulated retail energy-marketing subsidiary. We also offer design-build energy efficient and sustainable solutions focused on upgrading energy related systems of large government and commercial facilities through Washington Gas Energy Systems (WGESystems).

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

Regulated Utility.  With approximately 91% of our consolidated total assets, the regulated utility segment consists of Washington Gas and Hampshire Gas Company (Hampshire). Washington Gas, a wholly owned subsidiary of WGL Holdings, delivers natural gas to retail customers in accordance with tariffs approved by the regulatory commissions that have jurisdiction over Washington Gas’s rates. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third party marketers.

The rates charged to utility customers are designed to recover Washington Gas’s operating expenses and natural gas commodity costs and to provide a return on its investment in the net assets used in its firm gas sales and delivery service. Washington Gas recovers the cost of the natural gas to serve firm customers through the gas cost recovery mechanisms as approved in jurisdictional tariffs. Any difference between the firm customer gas costs incurred and the gas costs recovered from those firm customers is deferred on the balance sheet as an amount to be collected from, or refunded to, customers in future periods. Therefore, increases or decreases in the cost of gas associated with sales made to firm customers have no direct effect on Washington Gas’s net revenues and net income.

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

Hampshire, a wholly owned subsidiary of WGL Holdings, is regulated by the Federal Energy Regulatory Commission (FERC). Hampshire operates and owns full and partial interests in underground natural gas storage facilities including pipeline delivery facilities located in and around Hampshire County, West Virginia. Washington Gas purchases all of the storage services of Hampshire and includes the cost of these services in the bills sent to its customers. Hampshire operates under a “pass-through” cost of service-based tariff approved by the FERC, and adjusts its billing rates to Washington Gas on a periodic basis to account for changes in its investment in utility plant and associated expenses.

Retail Energy-Marketing.  The retail energy-marketing segment consists of the operations of WGEServices, a wholly owned subsidiary of Washington Gas Resources. WGEServices competes with regulated utilities and other unregulated third party marketers to sell natural gas and/or electricity directly to residential, commercial and industrial customers in Maryland, Virginia, Delaware and the District of Columbia. WGEServices contracts for its supply needs and buys and resells natural gas and electricity with the objective of earning a profit through competitively priced contracts with end-users. These commodities are delivered to retail customers through the distribution systems owned by regulated utilities such as Washington Gas or other unaffiliated natural gas or electric utilities. WGEServices is also expanding its renewable energy and energy conservation product and service offerings. During the fiscal year ended September 30, 2009, WGEServices contracted for and completed the construction of one Solar PV facility, which includes ownership of the operational asset, and has contracted for two additional facilities that are expected to be completed by December 31, 2009. Other than these facilities, WGEServices does not own or operate any natural gas or electric generation, production, transmission or distribution assets. Continued expansion may include the ownership of other renewable energy producing assets.

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

Refer to the Business section under Item 1 of this report for further discussion of our regulated utility and non-utility business segments. For further discussion of our financial performance by operating segment, refer to Note 15 of the Notes to Consolidated Financial Statements.

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
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Washington Gas’s rates are determined on the basis of expected normal weather conditions. Washington Gas has a weather protection strategy that is designed to neutralize the estimated financial effects of variations from normal weather. Refer to the section entitled “Market Risk—Weather Risk” for a further discussion of Washington Gas’s weather protection strategies.

WGEServices.  The financial results of our retail energy-marketing subsidiary, WGEServices, are also affected by deviations in weather from normal levels and abnormal customer usage during the shoulder months described above. Since WGEServices sells both natural gas and electricity, WGEServices’ financial results may fluctuate due to unpredictable deviations in weather during the winter heating and summer cooling seasons. WGEServices purchases weather derivatives to help manage this risk. Refer to the section entitled “Market Risk—Weather Risk” for further discussion of WGEServices’ weather derivatives.

     Regulatory Environment and Regulatory Decisions

Washington Gas is regulated by the Public Service Commission of the District of Columbia (PSC of DC), the Public Service Commission of Maryland (PSC of MD) and the State Corporation Commission of Virginia (SCC of VA). These regulatory commissions approve the terms and conditions of service and the rates that Washington Gas can charge customers for its rate-regulated services in their respective jurisdictions. Changes in these rates as ordered by regulatory commissions affect Washington Gas’s financial performance.

Washington Gas expects that regulatory commissions will continue to set the prices and terms for delivery service that give it an opportunity to recover reasonable operating expenses and earn a just and reasonable rate of return on the capital invested in its distribution system.

     Natural Gas Supply and Pipeline Transportation and Storage Capacity

      Natural Gas Supply and Capacity Requirements

Washington Gas.  Washington Gas is responsible for acquiring sufficient natural gas supplies, interstate pipeline capacity and storage capacity to meet its customer requirements. As such, Washington Gas must contract for both reliable and adequate supplies and delivery capacity to its distribution system, while considering: (i) the dynamics of the commodity supply and interstate pipeline and storage capacity markets; (ii) its own on-system natural gas peaking facilities and (iii) the characteristics of its customer base. Energy-marketing companies that sell natural gas to customers located within Washington Gas’ service territory are responsible for acquiring natural gas for their customers; however, Washington Gas allocates certain storage and pipeline capacity related to these customers in accordance with regulatory requirements.

The increase in demand for pipeline and storage capacity compared to the available capacity is a business issue for local distribution companies, such as Washington Gas. Aside from the past year or two when the economy and housing market was in a recession, historically, Washington Gas’s customer base has grown at an annual rate of approximately two percent. It is expected to return to this historical growth rate over the next few years as the new housing market recovers. To help maintain the adequacy of pipeline and storage capacity for its growing customer base, Washington Gas has contracted with various interstate pipeline and storage companies to expand its transportation and storage capacity services to Washington Gas. These capacity expansion projects are expected to be placed into service during fiscal years 2010-2015. Additionally, Washington Gas anticipates enhancing its peaking capacity by constructing a liquefied natural gas (LNG) peaking facility that is expected to be completed and placed in service by the 2013-2014 winter heating season (refer to the section entitled “Liquidity and Capital Resources—Capital Expenditures”). Washington Gas will continue to monitor other opportunities to acquire or participate in obtaining additional pipeline and storage capacity that will support customer growth and improve or maintain the high level of service expected by its customer base.

WGEServices.  WGEServices contracts for storage and pipeline capacity to meet its customers’ needs primarily through transportation releases and storage services allocated from the utility companies in the various service territories in which they are providing retail energy marketing.

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
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WGEServices.  WGEServices diversifies its wholesale supplier base in order to minimize its supply costs and avoid the negative impacts of relying on any single provider for its natural gas supply. To supplement WGEServices’ natural gas supplies during periods of high customer demand, WGEServices maintains gas inventories in storage facilities that are allocated by natural gas utilities such as Washington Gas.

      Volatility of Natural Gas Prices

Volatility of natural gas prices does impact customer usage and has different short-term and long-term effects on our business. The impact is also different between the regulated utility segment and the unregulated retail energy-marketing segment as described below.

Washington Gas.  Under its regulated gas cost recovery mechanisms, Washington Gas records cost of gas expense equal to the cost of gas that is recovered in revenues from customers for each period reported. An increase in the cost of gas due to an increase in the purchase price of the natural gas commodity generally has no direct effect on Washington Gas’s net income. However, to the extent Washington Gas does not have regulatory mechanisms in place to mitigate the indirect effects of higher gas prices, its net income may decrease for factors such as: (i) lower natural gas consumption caused by customer conservation; (ii) increased short-term interest expense to finance a higher accounts receivable balance and (iii) higher expenses for uncollectible accounts. A Revenue Normalization Adjustment (RNA) billing mechanism in Maryland and other regulatory mechanisms in both Maryland and Virginia help to mitigate these effects on Washington Gas’s revenue and net income. Increases in the price of natural gas can also affect our operating cash flows. Long term impacts of volatile natural gas prices relate to the relative cost of natural gas service versus the availability of substitute products such as electricity, propane and fuel oil.

WGEServices.  WGEServices may be negatively affected by the indirect effects of significant increases or decreases in the wholesale price of natural gas. WGEServices’ risk management policies and procedures are designed to minimize the risk that WGEServices’ purchase commitments and the related sales commitments do not closely match (refer to the section entitled “Market Risk” for further discussion of WGEServices’ mitigation of commodity price risk). Additionally, in the short-term, higher natural gas prices may increase the costs associated with uncollectible accounts, borrowing costs, certain fees paid to public service commissions and other costs. To the extent that these costs cannot be recovered from retail customers due to competitive factors, WGEServices’ operating results would be negatively affected. In the long-term, natural gas sales for WGEServices are subject to the same impacts of volatile natural gas prices as described above for Washington Gas.

      Non-Weather Related Changes in Natural Gas Consumption Patterns

Natural gas supply requirements are affected by changes in the natural gas consumption patterns of our customers that are driven by factors other than weather. Natural gas usage per customer may decline as customers change their consumption patterns in response to: (i) more volatile and higher natural gas prices, as discussed above; (ii) customers’ replacement of older, less efficient gas appliances with more efficient appliances and (iii) a decline in the economy in the region in which we operate. In each jurisdiction in which Washington Gas operates, changes in customer usage profiles have been reflected in recent rate case proceedings where rates have been adjusted to reflect current customer usage. In the District of Columbia, decreases in customer usage by existing customers that occur subsequent to its most recent rate case proceeding will have the effect of reducing revenues, which may be offset by the favorable effect of adding new customers. Under the RNA mechanism in Maryland, changes in customer usage by existing customers that occur subsequent to recent rate case proceedings in the Maryland jurisdiction generally will not reduce revenues because the RNA mechanism stabilizes the level of delivery charge revenues received from customers. In Virginia, a declining block rate structure partially mitigates the income statement effects of declines in consumption.

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

In each of the jurisdictions served by Washington Gas, regulators and utilities have implemented customer choice programs to purchase natural gas. These programs allow customers the choice of purchasing their natural gas from unregulated third party marketers, rather than from the local utility. There is no effect on Washington Gas’s net income when customers purchase their natural gas commodity from unregulated third party marketers because Washington Gas charges its customers the cost of gas without any mark-up.

WGEServices.  Our unregulated retail energy-marketing subsidiary, WGEServices, competes with regulated utilities and other unregulated third party marketers to sell the natural gas and electric commodity to customers. Marketers of these commodities compete largely on price; therefore, gross margins (representing revenues less costs of energy) are relatively small. WGEServices is exposed to credit and market risks associated with both its natural gas and electric supply (refer to the sections entitled “Credit Risk” and “Market Risk” for further discussion of these risk exposures and how WGEServices manages them).

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

     Environmental Matters

We are subject to federal, state and local laws and regulations related to environmental matters. These evolving laws and regulations may require expenditures over a long timeframe. It is our position that, at this time, the appropriate remediation is being undertaken at all the relevant sites. Refer to Note 12 of the Notes to Consolidated Financial Statements for further discussion of these matters.

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

     Economic Conditions and Interest Rates

We operate in one of the nation’s largest regional economies, including several of the nation’s wealthiest counties. Over time, the economic strength of our service territory has allowed Washington Gas to expand its regulated delivery service customer base at a

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

relatively stable rate. In addition, the region provides an active market for our subsidiaries to market natural gas, electricity and other energy-related products and services.

More recently, the economic downturn that began in 2007 and carried through the first half of 2009 now shows tenuous signs of ending. While Gross Domestic Product (GDP) growth turned positive in the third calendar quarter of 2009, unemployment remains a serious concern, both nationally and locally. Falling energy prices helped mitigate increases in uncollectible accounts expense in fiscal 2009, but our customer growth rate continued to be lower than pre-recession levels.

If economic recovery has indeed begun, it could be sluggish in the near term. The effects on both WGL Holdings and Washington Gas may include the following: (i) continued levels of customer conservation; (ii) year-over-year increases in uncollectible accounts expense; and (iii) continued low growth rates in customers and related capital expenditures. Refer to “Non-Weather Related Changes in Natural Gas Consumption Patterns”, above, for a discussion of regulatory mechanisms in place to mitigate the effects of customer conservation at Washington Gas. Consumer demand for goods, services, and energy may not pick up until unemployment and tight consumer credit conditions ease, leading to a flat or deflationary environment.

While capital market conditions have improved somewhat in 2009, especially for high-credit-quality issuers, a lack of credit availability for builders and homebuyers may keep new construction growth at low rates, even as housing prices begin to stabilize. Refer to “Inflation/Deflation” below for a discussion of the regulatory impacts of deflation and the section entitled “General Factors Affecting Liquidity” for a discussion of our access to capital markets. We expect that the effects of a sluggish economy would be partially mitigated for us by continued government spending in our region.

Improvements in the growth of the economy could affect the value of our pension plan assets. Continued market improvements could result in lower expenses and funding requirements for our pension and other post-retirement benefit plans in future years.

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

     Inflation/Deflation

From time to time, Washington Gas seeks approval for rate increases from regulatory commissions to help it manage the effects of inflation on its operating costs, capital investment, and returns. A significant impact of inflation is on Washington Gas’s replacement cost of plant and equipment. While the regulatory commissions having jurisdiction over Washington Gas’s retail rates allow depreciation only on the basis of historical cost to be recovered in rates, we anticipate that Washington Gas should be allowed to recover the increased costs of its investment and earn a return thereon after replacement of the facilities occurs. Recovery of increased capital and operating costs could be delayed in jurisdictions where performance-based rate plans limit Washington Gas’s ability to file for base rate increases.

To the extent Washington Gas experiences a sustained deflationary economic environment, earned returns on invested capital could rise and exceed the levels established in our latest regulatory proceedings. If such circumstances occur during a period or within a jurisdiction not covered by an approved performance-based rate plan, Washington Gas could be subject to a regulatory review to reduce future customer rates in those jurisdictions.

     Use of Business Process Outsourcing

During fiscal year 2007, Washington Gas entered into a 10-year business process outsourcing (BPO) agreement to outsource certain of its business processes related to human resources, information technology, consumer services and finance operations. While Washington Gas expects the agreement to benefit customers and shareholders during the term of the contract, the continued management of service levels provided is critical to the success of this outsource arrangement.

The majority of these selected business processes have already been transitioned to Accenture PLC (Accenture). The remaining transition items are expected to be completed by spring of 2010. Washington Gas has implemented a BPO Governance organization and a comprehensive set of processes to monitor and control the cost effectiveness and quality of services provided through the BPO.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Labor Contracts, Including Labor and Benefit Costs

Washington Gas has five labor contracts with bargaining units represented by three labor unions. In May 2007, Washington Gas entered into a five-year labor contract with the Teamsters Local Union No. 96 (Local 96), an affiliate of the International Brotherhood of Teamsters. The contract covers approximately 600 employees and is effective through May 31, 2012. In August 2008, Washington Gas entered into a 30 month labor contract with The Office and Professional Employees International Union Local No. 2 (A.F.L.-C.I.O.). The contract covers approximately 120 employees and is effective beginning October 1, 2008 through March 31, 2011. Local 96, representing union-eligible employees in the Shenandoah Gas division of Washington Gas, has a five-year labor contract with Washington Gas that became effective on June 14, 2007 and expires on July 31, 2012. This contract covers 23 employees. Additionally, on August 1, 2009, Washington Gas entered into two new two-year labor contracts with the International Brotherhood of Electrical Workers Local 1900 that together, cover approximately 30 employees. These two contracts expire on July 31, 2011. Washington Gas is subject to the terms of its labor contracts with respect to operating practices and compensation matters dealing with employees represented by the various bargaining units described above.

     Changes in Accounting Principles

We cannot predict the nature or the effect of potential future changes in accounting regulations or practices that have yet to be issued on our operating results and financial condition. New accounting standards could be issued by the Financial Accounting Standards Board (FASB) or the U.S. Securities and Exchange Commission (SEC) that could change the way we record and recognize revenues, expenses, assets and liabilities.

CRITICAL ACCOUNTING POLICIES

Preparation of financial statements and related disclosures in compliance with Generally Accepted Accounting Principles in the United States of America (GAAP) requires the selection and the application of appropriate technical accounting guidance to the relevant facts and circumstances of our operations, as well as our use of estimates to compile the consolidated financial statements. The application of these accounting policies involves judgment regarding estimates and projected outcomes of future events, including the likelihood of success of particular regulatory initiatives, the likelihood of realizing estimates for legal and environmental contingencies, and the probability of recovering costs and investments in both the regulated utility and non-regulated business segments.

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

     Accounting for Regulatory Operations—Regulatory Assets and Liabilities

A significant portion of our business is subject to regulation by independent government regulators. As the regulated utility industry continues to address competitive market issues, the cost-of-service regulation used to compensate Washington Gas for the cost of its regulated operations will continue to evolve. Non-traditional ratemaking initiatives and market-based pricing of products and services could have additional long-term financial implications for us. The carrying cost of Washington Gas’s investment in fixed assets assumes continued regulatory oversight of our operations.

Washington Gas’s jurisdictional tariffs contain mechanisms that provide for the recovery of the cost of gas applicable to firm customers. Under these mechanisms, Washington Gas periodically adjusts its firm customers’ rates to reflect increases and decreases in the cost of gas. Annually, Washington Gas reconciles the difference between the gas costs collected from firm customers and the cost of gas incurred. Washington Gas defers any excess or deficiency and either recovers it from, or refunds it to, customers over a subsequent twelve-month period.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Washington Gas accounts for its regulated operations in accordance with FASB Accounting Standards Codification (ASC) Topic 980, Regulated Operations (ASC Topic 980), which results in differences in the application of GAAP between regulated and unregulated businesses. ASC Topic 980 requires recording regulatory assets and liabilities for certain transactions that would have been treated as expense or revenue in unregulated businesses. Future regulatory changes or changes in the competitive environment could result in WGL Holdings and Washington Gas discontinuing the application of ASC Topic 980 for some of its business and require the write-off of the portion of any regulatory asset or liability that would be no longer probable of recovery or refund. If Washington Gas were required to discontinue the application of ASC Topic 980 for any of its operations, it would record a non-cash charge or credit to income for the net book value of its regulatory assets and liabilities. Other adjustments might also be required.

The current regulatory environment and Washington Gas’s specific facts and circumstances support both the continued application of FASB ASC Topic 980 for our regulatory activities and the conclusion that all of our regulatory assets and liabilities as of September 30, 2009 are recoverable or refundable through rates charged to customers.

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

Effective October 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (ASC Topic 740, Income Taxes). ASC Topic 740 clarifies the accounting for uncertain events related to income taxes recognized in financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

     Accounting for Contingencies

We account for contingent liabilities utilizing ASC Topic 450, Contingencies. By their nature, the amount of the contingency and the timing of a contingent event are subject to our judgment of such events and our estimates of the amounts. Actual results related to contingencies may be difficult to predict and could differ significantly from the estimates included in reported earnings. For a discussion of contingencies, see Note 13 of the Notes to Consolidated Financial Statements.

     Accounting for Derivative Instruments

We enter into both physical and financial contracts for the purchase and sale of natural gas and electricity. We designate a portion of our physical contracts related to the purchase of natural gas and electricity to serve our customers as “normal purchases and normal sales” and therefore, they are not subject to the mark-to-market accounting requirements of ASC Topic 815, Derivatives and Hedging. The financial contracts and the portion of the physical contracts that qualify as derivative instruments and are subject to the mark-to-market accounting requirements are recorded on the balance sheet at fair value. Changes in the fair value of derivative instruments recoverable or refundable to customers and therefore subject to ASC Topic 980 are recorded as regulatory assets or liabilities while changes in the fair value of derivative instruments not affected by rate regulation are reflected in income. Washington Gas also utilizes derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of debt securities.

Our judgment is required in determining the appropriate accounting treatment for our derivative instruments. This judgment involves various factors, including our ability to: (i)  evaluate contracts and other activities as derivative instruments subject to the accounting guidelines of ASC Topic 815; (ii) determine whether or not our derivative instruments are recoverable from or refundable to customers in future periods and (iii) derive the estimated fair value of our derivative instruments.

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
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Accounting for Pension and Other Post-Retirement Benefit Plans

Washington Gas maintains a qualified, trusteed, employee-non-contributory defined benefit pension plan (qualified pension plan) covering most active and vested former employees of Washington Gas and a separate non-funded supplemental retirement plan (SERP) covering executive officers. Washington Gas accrues the estimated benefit obligation of the SERP as earned by the covered employees and Washington Gas pays, from internal funds, the individual benefits as they are due. Washington Gas also provides certain healthcare and life insurance benefits for retired employees which are accrued and funded in a trust on an actuarial basis over the work life of the retirees. The qualified pension plan, SERP and health and post-retirement plans are collectively referred to as the “Plans”.

On July 20, 2009, Washington Gas announced changes to the non-contributory defined benefit pension plan to introduce a new employer-provided retirement benefit under the Washington Gas Light Company Savings Plan (“Savings Plan”) for current management and newly hired employees. With the introduction of the new retirement benefit, effective January 1, 2010, current management employees have the option to either remain in the pension plan or cease participating in the pension plan and receive an enhanced contribution under the Savings Plan. Management employees hired after July 1, 2009, are not eligible to participate in the qualified pension plan.

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

The following table illustrates the effect of changing these actuarial assumptions, while holding all other assumptions constant:

Effect of Changing Critical Actuarial Assumptions
(In millions)		Pension Benefits		Health and Life Benefits

		Increase		Increase
	Percentage-Point	(Decrease)	Increase	(Decrease) in	Increase
	Change in	in Ending	(Decrease) in	Ending	(Decrease) in
Actuarial Assumptions	Assumption	Obligation	Annual Cost	Obligation	Annual Cost

Expected long-term return on plan assets	+/− 1.00 pt.	n/a	$(6.2) / $6.2	n/a	$(2.7) / $2.7
Discount rate	+/− 0.25 pt.	$(17.7) / $18.5	$(0.1) / $0.1	$(12.4) / $13.1	$(0.9) / $1.0
Rate of compensation increase	+/− 0.25 pt.	$2.7 / $(2.6)	$0.3 / $(0.3)	n/a	n/a
Healthcare cost trend rate	+/− 1.00 pt.	n/a	n/a	$54.1 / $(44.3)	$7.7 / $(6.3)

Differences between actuarial assumptions and actual plan results are deferred and amortized into cost when the accumulated differences exceed ten percent of the greater of the Projected Benefit Obligation or the market-related value of the plan assets. If necessary, the excess is amortized over the average remaining service period of active employees. At September 30, 2009, the discount rate decreased to 6.5% from 7.5% from the comparable period, reflecting the change in long-term interest rates primarily due to

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

current market conditions. Refer to Note 10 of the Notes to Consolidated Financial Statements for a listing of the actuarial assumptions used and for a further discussion of the accounting for the Plans.

OTHER ACCOUNTING MATTERS

We account for our stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation. Under ASC Topic 718, we measure and record compensation expense for both our stock option and performance share awards based on their fair value at the date of grant. Our performance units, however, are liability awards as they settle in cash; therefore, we measure and record compensation expense for these awards based on their fair value at the end of each period until their vesting date. This may cause fluctuations in earnings that do not exist under the accounting requirements for both our stock options and performance shares.

We issued both performance shares and performance units in fiscal year 2009; however, we did not issue stock options. As of September 30, 2009, there are prior years’ option grants outstanding with an exercise price at the market value of our common stock on the date of the grant. Our stock options generally have a vesting period of three years, and expire ten years from the date of the grant.

Both our performance units and performance shares are valued using a Monte Carlo simulation model, as they both contain market conditions. Performance units and performance shares are granted at target levels. Any performance units that may be earned pursuant to terms of the grant will be paid in cash and are valued at $1.00 per performance unit. Any performance shares that are earned will be paid in shares of common stock of WGL Holdings. The actual number of performance units and performance shares that may be earned varies based on the total shareholder return of WGL Holdings relative to a peer group over the three year performance period. Median performance relative to the peer group earns performance units and performance shares at the targeted levels. The maximum that can be earned is 200% of the targeted levels and the minimum is zero.

Refer to Notes 1 and 11 of the Notes to Consolidated Financial Statements for a further discussion of our share-based awards.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WGL HOLDINGS, INC.

     RESULTS OF OPERATIONS

We analyze our results of operations using utility net revenues and retail energy-marketing gross margins. Both utility net revenues and retail energy-marketing gross margins are calculated as revenues less the associated cost of energy and applicable revenue taxes. We believe utility net revenues is a better measure to analyze profitability than gross operating revenues for our regulated utility segment because the cost of the natural gas commodity and revenue taxes are generally included in the rates that Washington Gas charges to customers as reflected in operating revenues. Accordingly, changes in the cost of gas and revenue taxes associated with sales made to customers generally have no direct effect on utility net revenues, operating income or net income. We consider gross margins to be a better reflection of profitability than gross revenues or gross energy costs for our retail energy-marketing segment because gross margins are a direct measure of the success of our core strategy of earning a profit through competitively priced contracts for the purchase of commodity supply and for the sale of natural gas and electricity to end-users.

Neither utility net revenues nor retail energy-marketing gross margins should be considered as an alternative to, or a more meaningful indicator of, our operating performance than net income. Our measures of utility net revenues and retail energy-marketing gross margins may not be comparable to similarly titled measures of other companies. Refer to the sections entitled “Results of Operations—Regulated Utility Operating Results” and “Results of Operations—Non-Utility Operating Results” for the calculation of utility net revenues and retail energy-marketing gross margins, respectively, as well as a reconciliation to operating income and net income for both segments.

     Summary Results

WGL Holdings reported net income of $120.4 million, or $2.39 per share, for the fiscal year ended September 30, 2009, over net income of $116.5 million, or $2.33 per share, and $107.9 million, or $2.19 per share, for the fiscal years ended September 30, 2008 and 2007, respectively. We earned a return on average common equity of 11.2%, 11.5% and 11.3%, respectively, during each of these three fiscal years.

The following table summarizes our net income (loss) by operating segment for fiscal years ended September 30, 2009, 2008 and 2007.

Net Income (Loss) by Operating Segment

	Years Ended September 30,			Increase (Decrease)

				2009	2008
(In millions)	2009	2008	2007	vs. 2008	vs. 2007

Regulated Utility	$106.0	$113.7	$89.9	$(7.7)	$23.8
Non-utility operations:
Retail energy-marketing	15.0	4.8	22.4	10.2	(17.6)
Design-Build Energy Systems	3.1	1.8	0.4	1.3	1.4
Other, principally non-utility activities	(3.7)	(3.8)	(4.8)	0.1	1.0

Total non-utility	14.4	2.8	18.0	11.6	(15.2)

Net income	$120.4	$116.5	$107.9	$3.9	$8.6

Earnings per average common share
Basic	$2.40	$2.35	$2.19	$0.05	$0.16
Diluted	$2.39	$2.33	$2.19	$0.06	$0.14

The following is a summary discussion of year-over-year trends related to our results from continuing operations. For a detailed description of material transactions and results, refer to our discussion of operating results by segment below.

Fiscal Year 2009 vs. Fiscal Year 2008.  Net income for fiscal year 2009, when compared to fiscal year 2008, reflects increased earnings from our non-regulated retail energy-marketing segment, partially offset by lower earnings from our regulated utility segment. Favorably affecting fiscal year 2009 earnings for the retail energy-marketing segment were higher gross margins from the sale of natural gas and electricity, partially offset by higher operating expenses related to increased marketing initiatives. Earnings

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

comparisons for our regulated utility segment reflect the unfavorable effects of changes in natural gas consumption patterns that benefited 2008 net revenues and a scheduled increase in the level of recurring service costs related to our business process outsourcing, partially offset by additional net revenues attributable to customer growth and lower employee benefit expense.

Fiscal Year 2008 vs. Fiscal Year 2007.  Net income for fiscal year 2008, when compared to fiscal year 2007, reflects increased earnings from our regulated utility segment, partially offset by lower earnings from our retail energy-marketing segment. Favorably affecting fiscal year 2008 earnings for the regulated utility segment were new rates in all jurisdictions, favorable natural gas consumption patterns and a new asset optimization strategy. Earnings comparisons for our retail energy-marketing business reflect lower gross margins from the sale of electricity, partially offset by improved gross margins from natural gas.

     Regulated Utility Operating Results

The following table summarizes the regulated utility segment’s operating results for fiscal years ended September 30, 2009, 2008 and 2007.

Regulated Utility Operating Results

	Years Ended September 30,			Increase (Decrease)

				2009	2008
(In millions)	2009	2008	2007	vs. 2008	vs. 2007

Utility net revenues:
Operating revenues	$1,505.9	$1,552.3	$1,513.8	$(46.4)	$38.5
Less: Cost of gas	829.9	885.2	892.4	(55.3)	(7.2)
Revenue taxes	61.1	55.3	55.9	5.8	(0.6)

Total utility net revenues	614.9	611.8	565.5	3.1	46.3
Operation and maintenance	255.5	250.1	246.3	5.4	3.8
Depreciation and amortization	94.5	94.2	89.9	0.3	4.3
General taxes and other assessments—other	48.7	43.7	40.6	5.0	3.1

Operating income	216.2	223.8	188.7	(7.6)	35.1
Interest expense	44.1	45.4	45.2	(1.3)	0.2
Other (income) expenses-net, including preferred stock dividends	(0.3)	(0.6)	(1.3)	0.3	0.7
Income tax expense	66.4	65.3	54.9	1.1	10.4

Net income	$106.0	$113.7	$89.9	$(7.7)	$23.8

Fiscal Year 2009 vs. Fiscal Year 2008.  The regulated utility segment reported net income of $106.0 million for the fiscal year ended September 30, 2009, compared to net income of $113.7 million reported for fiscal year 2008. The decrease in net income primarily reflects: (i) the $16.1 million unfavorable effects of changes in natural gas consumption patterns that benefited fiscal year 2008; (ii) $4.3 million higher net revenues in fiscal year 2008 due to the timing of prior year rate relief in Maryland; (iii) a $5.0 million scheduled increase in recurring to service costs associated with the implementation of the BPO agreement; (iv) a $5.9 million lower of cost or market adjustment associated with our asset optimization program; (v) a $1.9 million increase in property and other general taxes and (vi) a $1.8 million increase in uncollectible accounts expense due to an adjustment to the accumulated reserve in the current period to reflect changes in economic conditions and an allowance for the effect of a Maryland customer payment relief program.

Partially offsetting this decrease were: (i) a $5.1 million increase in net revenues from customer growth representing an increase of over 10,000 average active customer meters over fiscal year 2008; (ii) a $4.6 million reversal of a reserve for disallowed natural gas costs in Maryland due to a February 5, 2009 Order from the Public Service Commission of Maryland (PSC of MD); (iii) a $4.6 million increase in unrealized margins associated with our asset optimization program; (iv) a $3.8 million decease in employee benefits and (v) a $3.1 million decrease in premium costs associated with our weather protection products related to our District of Columbia territory. In addition, under the Virginia Sharing Mechanism (ESM), a liability to customers is accrued when regulated results exceed an earnings threshold. The ESM threshold was exceeded in fiscal year 2008, resulting in a reduction in earnings of

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

$5.6 million. During fiscal year 2009, earnings were unaffected as regulated results did not exceed the ESM threshold (refer to the section entitled “Rates and Regulatory Matters—Performance-Based Rate Plans” included in Management’s Discussion for Washington Gas).

Fiscal Year 2008 vs. Fiscal Year 2007.  The regulated utility segment reported net income of $113.7 million for the fiscal year ended September 30, 2008, an increase of $23.8 million over net income of $89.9 million reported for fiscal year 2007. This year-over-year increase in net income primarily reflects: (i) new rates that went into effect in Virginia on February 13, 2007, Maryland on November 27, 2007 and the District of Columbia on December 31, 2007; (ii) a $13.2 million increase in realized margins associated with our asset optimization program; (iii) the favorable effects of changes in natural gas consumption patterns due to shifts in weather patterns and other factors and (iv) an increase of nearly 9,700 average active customer meters over fiscal year 2007.

Partially offsetting this increase were: (i) an $8.8 million increase in uncollectible accounts expense due to a favorable adjustment to the accumulated reserve made in the prior year to reflect better collections, coupled with the negative effects of the decline in the economy in fiscal year 2008; (ii) a $2.6 million increase in expenses related to paving and leak repair primarily as a result of receiving gas from the Cove Point terminal in a portion of our distribution system in Virginia and (iii) a $5.6 million accrual for an estimated refund to our Virginia customers arising from an ESM that was implemented in 2008 as a part of our Performance-Based Rate (PBR) plan (refer to the section entitled “Rates and Regulatory Matters—Performance-Based Rate Plans” included in Management’s Discussion for Washington Gas).

Utility Net Revenues.  The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between years.

Composition of Changes in Utility Net Revenues

	Increase (Decrease)

	2009	2008
(In millions)	vs. 2008	vs. 2007

Customer growth	$5.1	$5.0
Estimated Weather effects:
Increase (decrease) in colder-than-normal weather effects	–	(5.4)
Offset by weather insurance and derivative products	7.5	(4.6)
Estimated change in natural gas consumption patterns	(16.1)	10.3
Impact of rate cases	(4.3)	22.8
Gas administrative charge (GAC)	1.1	3.1
Asset optimization:
Realized margins	0.9	13.2
Unrealized mark-to-market valuations	4.6	(0.2)
Lower of cost or market adjustment	(5.9)	(2.5)
Storage carrying costs	–	4.8
ESM	5.6	(4.8)
Regulatory adjustment	(1.1)	1.1
Reserve for disallowance of natural gas costs	4.6	–
Other	1.1	3.5

Total	$3.1	$46.3

Customer growth—Average active customer meters increased 10,200 from fiscal year 2008 to 2009. Average active customer meters increased 9,700 from fiscal year 2007 to 2008.

Estimated weather effects—Washington Gas has a weather protection strategy that is designed to neutralize the estimated financial effects of variations from normal weather (refer to the section entitled “Weather Risk” for further discussion of our weather protection strategy). As part of this strategy, on October 1, 2008, Washington Gas purchased weather derivatives to protect against variations from normal weather in the District of Columbia. Washington Gas had weather insurance in fiscal years 2008 and 2007 related to the District of Columbia, which protected us from warmer-than-normal weather but allowed us to retain the benefits of

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

colder-than-normal weather. Both the effects of weather insurance and weather derivatives are recorded to “Operation and maintenance expenses”.

Weather, when measured by HDDs, was 11.6% colder than normal in fiscal year 2009, 8.7% warmer than normal in fiscal year 2008 and 3.7% colder than normal in fiscal year 2007. Including the effects of our weather protection strategy, there were no material effects on net income attributed to colder or warmer weather on either fiscal year 2009 or 2008. Including the effects of our weather protection strategy, net income was enhanced by an estimated $5.4 million (pre-tax) in fiscal year 2007 in relation to normal weather. Refer to “Results of Operations” in Management’s Discussion for Washington Gas for further discussion of the effects of weather and statistical information for Washington Gas.

Estimated change in natural gas consumption patterns—Customer consumption patterns may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per HDD that occur. Natural gas consumption patterns may also be affected by non-weather related factors. The variance in fiscal year 2009 net revenues reflects the changes in natural gas consumption patterns that benefited the comparative period last year.

Impact of rate cases—New rates went into effect in Maryland on November 27, 2007. Concurrently, we implemented new Revenue Normalization Adjustment (RNA) factors that allow us, in combination with our approved base rates, to recover anticipated revenues from customers regardless of changes in weather and customer usage. Individual monthly revenues that we can collect from our customers under the RNA reflect the pattern of customer usage during the test year used to set the new base rates. As results for the year ended September 30, 2008 reflect a combination of customer usage patterns from two different test years, the RNA contributed incremental revenue during the fiscal year 2008 as compared to the same period in fiscal year 2009. The year-to-year comparisons for the fiscal year 2008 and 2007 includes the effects of increased rates to firm customers in all jurisdictions, as well as interruptible customers in Maryland.

GAC—Represents a regulatory mechanism in all jurisdictions that provides for recovery of uncollectible accounts expense related to changes in gas costs. Higher recoveries reflect the timing of GAC rate increases in DC, partially offset by slightly lower natural gas prices. The related uncollectible accounts expense is included in operation and maintenance expenses.

Asset optimization—Contributions to net revenues from our Asset Optimization program remained relatively stable between 2009 and 2008. The significant increase in 2008 net revenues attributable to asset optimization compared to 2007 reflects the retention of all storage and transportation capacity assets for self optimization. We recorded pre-tax unrealized gains of $4.1 million and unrealized losses of $(487,000) and $(265,000) for the fiscal year ended September 30, 2009, 2008, and 2007 respectively, associated with our energy-related derivatives. When these derivatives settle, either financially or by physical delivery, any unrealized amounts will ultimately be reversed, and Washington Gas will realize margins when combined with the related transactions these derivatives economically hedge. Pre-tax realized gains related to our asset optimization program were $16.5 million, $15.7 million, and $2.5 million for the fiscal year ended September 30, 2009, 2008, and 2007, respectively. Partially offsetting these realized margins were $8.4 million and $2.5 million of unrealized lower-of-cost or market adjustments associated with storage capacity assets utilized for asset optimization for the fiscal year ended September 30, 2009 and 2008, respectively. No lower-of-cost or market adjustments occurred in fiscal year 2007. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for further discussion of our asset optimization program.

Storage carrying costs—Represents recoverable carrying costs based on the cost of capital approved in each jurisdiction, multiplied by the 12-month average balance of storage gas inventory. The comparison of fiscal year 2008 to 2007 reflects higher average storage gas inventory balances in fiscal year 2008 due to a significant increase in gas prices during the storage fill season which generally occurred in the spring and summer of 2008.

Earnings Sharing Mechanism—The Virginia ESM, which was effective on October 1, 2007 enables the sharing of earnings in Virginia that exceed a target rate of return on equity with shareholders and customers. The ESM threshold was exceeded in fiscal year 2008. We recorded $4.8 million of expense related to the obligation recorded for fiscal year 2008, resulting in a reduction in 2008 earnings. Fiscal year 2009 earnings were unaffected as regulated results did not exceed the ESM threshold. In addition, earnings in fiscal year 2009 include the effects of reducing the amount accrued for in 2008 to reflect the actual obligation approved by the SCC of VA. Refer to the section entitled “Rates and Regulatory Matters—Performance- Based Rate Plans” included in Management’s Discussion for Washington Gas for a further discussion of the ESM.

Regulatory adjustment—Represents an adjustment of $1.1 million made in fiscal year 2008 applicable to prior fiscal years as a result of an interpretive change in the calculation of interruptible revenue sharing in the District of Columbia.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Reserve for disallowance of natural gas costs—In the first quarter of 2009, Washington Gas reversed a $4.6 million reserve for disallowed natural gas costs in Maryland to income due to a February 5, 2009 Order from the PSC of MD. This Order resolved a contingency related to a proposed order issued by a Hearing Examiner of the PSC of MD in fiscal year 2006. Refer to the section entitled “Rates and Regulatory Matters” in Management’s Discussion for Washington Gas for further discussion of this matter.

Operation and Maintenance Expenses.  The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility segment between years.

Composition of Changes in Operation and Maintenance Expenses

	Increase (Decrease)

(In millions)	2009 vs. 2008	2008 vs. 2007

Weather insurance and derivative benefits:
(Benefit)/Loss	$7.5	$(4.6)
Decrease in premium costs	(3.1)	–
Business Process Outsourcing (BPO)	5.0	(0.6)
Labor and incentive plans	(1.5)	3.2
Employee benefits	(3.8)	(2.6)
Uncollectible accounts	1.8	8.8
Other operating expenses	(0.5)	(0.4)

Total	$5.4	$3.8

Weather insurance and derivative benefits—The effects of hedging variations from normal weather in the District of Columbia for fiscal years 2009, 2008 and 2007, and in Virginia for fiscal year 2007 are recorded to operation and maintenance expense. During fiscal year 2009, Washington Gas recorded an expense of $2.9 million (pre-tax) related to its weather derivatives as a result of colder-than-normal weather and incurred a cost of $294,000 for premiums on our weather related derivatives. During fiscal year 2008, Washington Gas received a benefit of $4.6 million (pre-tax) from its weather insurance that resulted from warmer-than-normal weather and incurred a cost of $3.4 million for premiums on our weather related derivatives. During fiscal year 2007, we received no benefit as weather was colder than normal during that period. The benefits or losses of the weather-related instruments are offset by the effect of weather on utility net revenues.

Business Process Outsourcing—The year-over-year comparison of fiscal year 2009 to 2008 reflects a scheduled increase in the recurring service costs paid to the service provider and amortization expense related to the regulatory asset established for initial BPO implementation costs, partially offset by reduced labor and employee benefits.

Labor and incentive plans—The year-over-year comparison of fiscal year 2009 and 2008 reflects the capitalization of certain incentive benefits that were previously charged to expense as a result of a regulatory decision in Virginia. The increase in labor and incentive plans for year-over-year comparison for 2008 and 2007 primarily reflects increases due to incentive costs related to improved performance.

Employee benefits—The decrease in employee benefits expense for both year-over-year comparisons reflects a reduction in the costs of post-retirement benefit plans as well as a higher discount rate assumption used to measure the benefit obligation.

Uncollectible accounts—The increase for both year-over-year comparisons reflects the adjustments to the accumulated reserve balances made in 2009 and 2008 to address changes in economic conditions. The reserve in 2009 also reflects an adjustment for the effect of a customer payment relief program adopted in Maryland. The increases in fiscal years 2009 and 2008 were partially offset by the GAC included in utility net revenues.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Depreciation and Amortization.  The following table provides the key factors contributing to the changes in depreciation and amortization of the regulated utility segment between years.

Composition of Changes in Depreciation and Amortization

	Increase (Decrease)

	2009	2008
(In millions)	vs. 2008	vs. 2007

Retroactive depreciation expense adjustment	$–	$3.9
New depreciation rates—District of Columbia	–	(2.5)
Increase (decrease) in property, plant & equipment	1.0	3.4
Other	(0.7)	(0.5)

Total	$0.3	$4.3

Retroactive depreciation expense adjustment—In the first quarter of fiscal year 2007, we recorded a benefit of $3.9 million applicable to the prior period from January 1, 2006 to September 30, 2006 related to a reduction in Washington Gas’s depreciation rates on fixed assets in Virginia.

New depreciation rates—Washington Gas implemented new depreciation rates in the District of Columbia on January 1, 2008. Refer to the section entitled “Rates and Regulatory Matters—Depreciation Study” for further discussion of depreciation matters.

Other Changes in Expenses.  Fiscal year 2009 general taxes increased $5.0 million over 2008 due to a $1.9 million increase in property taxes and $3.1 million increase in DC energy taxes associated with trust funds geared towards implementing energy efficiency and renewable energy programs. These DC energy taxes are offset by amounts collected in rates charged to customers. The year-over-year increase in general taxes for fiscal year 2008 compared to 2007, was primarily attributable to property taxes. Income taxes increased as a result of an increase in operating income, partially offset by a lower effective tax rate for fiscal year 2008 resulting from an adjustment to our deferred tax balances during that period.

Non-Utility Operating Results

Our continuing non-utility operations are comprised of two business segments: (i) retail energy-marketing and (ii) design-build energy systems. Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations for purposes of segment reporting (refer to Note 15 of the Notes to Consolidated Financial Statements).

Total net income from our non-utility operations for fiscal year 2009 was $14.4 million, an increase of $11.6 million from fiscal year 2008. This comparison primarily reflects increased earnings of our retail energy-marketing segment and design build energy system segment. Total net income from our continuing non-utility operations for fiscal year 2008 was $2.8 million, compared to $18.0 million for fiscal year 2007. This comparison primarily reflects lower earnings from our retail energy-marketing segment.

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

Retail-Energy Marketing Financial and Statistical Data

	Years Ended September 30,			Increase (Decrease)

				2009	2008
	2009	2008	2007	vs. 2008	vs. 2007

Operating Results (In millions)
Gross margins:
Operating revenues	$1,192.0	$1,062.7	$1,138.4	$129.3	$(75.7)
Less: Cost of energy	1,127.4	1,023.3	1,071.6	104.1	(48.3)
Revenue taxes	1.1	0.6	0.7	0.5	(0.1)

Total gross margins	63.5	38.8	66.1	24.7	(27.3)
Operation expenses	35.0	26.5	23.3	8.5	3.2
Depreciation and amortization	0.8	0.8	0.7	–	0.1
General taxes and other assessments—other	3.0	2.8	2.5	0.2	0.3

Operating Income	24.7	8.7	39.6	16.0	(30.9)
Other income (expenses)-net	0.1	0.1	–	–	0.1
Interest expense	0.6	1.1	2.9	(0.5)	(1.8)
Income tax expense	9.2	2.9	14.3	6.3	(11.4)

Net income	$15.0	$4.8	$22.4	$10.2	$(17.6)

Analysis of gross margins (In millions)
Natural gas
Realized margins	$45.7	$26.6	$23.1	$19.1	$3.5
Unrealized mark-to-market gains (losses)	0.3	(1.7)	(1.4)	2.0	(0.3)

Total gross margins—natural gas	46.0	24.9	21.7	21.1	3.2

Electricity
Realized margins	$37.3	$24.7	$35.9	$12.6	$(11.2)
Unrealized mark-to-market gains (losses)	(19.8)	(10.8)	8.5	(9.0)	(19.3)

Total gross margins—electricity	17.5	13.9	44.4	3.6	(30.5)

Total gross margins	$63.5	$38.8	$66.1	$24.7	$(27.3)

Other Retail-Energy Marketing Statistics
Natural gas
Therm sales (millions of therms)	627.4	635.0	725.5	(7.6)	(90.5)
Number of customers (end of period)	151,500	133,300	140,700	18,200	(7,400)
Electricity
Electricity sales (millions of kWhs)	5,269.0	3,607.6	3,943.8	1,661.4	(336.2)
Number of accounts (end of period)	113,000	61,800	65,900	51,200	(4,100)

Fiscal Year 2009 vs. Fiscal Year 2008.  The retail energy-marketing segment reported net income of $15.0 million for the fiscal year ended September 30, 2009, an increase of $10.2 million over net income of $4.8 million reported for the prior fiscal year. This comparison primarily reflects higher gross margins from the sale of natural gas and electricity. Partially offsetting these favorable margins are higher operating expenses related to marketing initiatives designed to take advantage of unique marketing opportunities that arose during the latter half of fiscal year 2009.

Gross margins from natural gas sales increased $21.1 million in fiscal year 2009 over the prior year, reflecting a $19.1 million increase in realized margins due to an increase in the margin per therm sold, and a favorable $2.0 million variance related to unrealized mark-to-market gains (losses) associated with energy-related derivatives.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Gross margins from electric sales increased $3.6 million in fiscal year 2009 over fiscal year 2008, reflecting increased sales volumes primarily due to a substantial number of customers added during fiscal year 2009. The increase reflects $10.5 million in realized margins and a $2.1 million revision in 2009 to estimated electric costs, partially offset by $9.0 million for unrealized mark-to-market gains (losses) associated with energy-related derivatives. Unrealized mark-to-market gains and losses are primarily attributable to changes in the fair value of certain contracts related to the purchase of energy supplies to match future retail sales commitments. These supply contracts are subject to mark-to-market treatment, while many of the corresponding retail sales commitments are not.

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

Gross margins from electric sales decreased in fiscal year 2008, reflecting a $19.3 million decline in unrealized mark-to-market valuations and decreased sales volumes. Unrealized mark-to-market gains and losses are primarily attributable to changes in the fair value of certain contracts related to the purchase of energy supplies to match future retail sales commitments. These supply contracts are subject to mark-to-market treatment, while the corresponding retail sales commitments are not. The decreased sales volumes are primarily due to increased competition and the loss of commercial customers and lower margins per kilowatt-hour sold primarily as a result of unfavorable weather patterns experienced early in the summer of 2008 and the unusually high margins experienced in fiscal year 2007.

Gross margins from natural gas sales increased in fiscal year 2008, reflecting a rise in the margin per therm sold, partially offset by a decrease in natural gas sales volumes. Also affecting gross margins from natural gas sales was a $275,000 increase in unrealized mark-to-market losses associated with energy-related derivatives.

Design-Build Energy Systems

The design-build energy systems segment reported net income of $3.1 million, $1.8 million, and $0.4 million in fiscal years 2009, 2008, and 2007, respectively. The increases in annual net income primarily reflect increased profitability, and growth in the number and size of design-build projects.

Other Non-Utility Activities

As previously discussed, transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations.

Results for our other non-utility activities reflect net losses of $3.7 million, $3.8 million, and $4.8 million for fiscal years 2009, 2008, and 2007, respectively. These comparisons primarily reflect lower general and administrative expenses.

Other Income (Expenses)—Net

Other income (expenses)—net reflects income of $2.2 million, $2.5 million and $3.4 million for fiscal years 2009, 2008 and 2007, respectively. These amounts primarily comprise interest income from short-term investments that qualify as cash and cash equivalents as well as interest income associated with certain regulatory items.

Interest Expense

Interest expense was $44.9 million for the fiscal year ended September 30, 2009, compared to $46.8 million and $48.9 million for fiscal year 2008 and 2007, respectively. Long-term debt primarily comprises unsecured MTNs issued solely by Washington Gas.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The weighted average cost of MTNs was 5.82%, 5.95% and 6.15% at September 30, 2009, 2008 and 2007 respectively. The following table shows the components of the changes in interest expense between years.

Composition of Interest Expense Changes

	Increase (Decrease)

(In millions)	2009 vs. 2008	2008 vs. 2007

Long-term debt	$0.5	$(0.1)
Short-term debt	(3.1)	(1.1)
Other (includes AFUDC(a))	0.7	(0.9)

Total	$(1.9)	$(2.1)

(a)	Represents Allowance for Funds Used During Construction.

For fiscal year 2009 compared to fiscal year 2008, the lower interest expense related to short-term debt reflects a decrease in the weighted average cost for these borrowings, partially offset by an increase in the average balance outstanding. The higher interest expense associated with long-term debt reflects an increase of the average balance of long-term debt outstanding mostly offset by the decrease in the embedded cost of these borrowings as a result of issuing lower-cost debt. The decrease in interest expense also reflects a decrease in interest expense associated with customer deposits, among other items.

For fiscal year 2008 compared to fiscal year 2007, the lower interest expense related to short-term debt reflects a decrease in the weighted average cost for these borrowings, partially offset by an increase in the average balance outstanding. The lower interest expense associated with long-term debt reflects a decrease in the embedded cost of these borrowings as a result of issuing lower-cost debt, mostly offset by a higher average balance of long-term debt outstanding. The decrease in interest expense also reflects a decrease in interest expense associated with customer deposits among other items.

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

Our ability to obtain adequate and cost effective financing depends on our credit ratings as well as the liquidity of financial markets. Our credit ratings depend largely on the financial performance of our subsidiaries, and a downgrade in our current credit ratings could require us to post additional collateral with our wholesale counterparties and adversely affect our borrowing costs, as well as our access to sources of liquidity and capital. Also potentially affecting access to short-term debt capital is the nature of any restrictions that might be placed upon us, such as ratings triggers or a requirement to provide creditors with additional credit support in the event of a determination of insufficient creditworthiness. Although the credit markets tightened in the latter half of 2008 and continued into fiscal year 2009, we have maintained our ability to meet our liquidity needs at reasonable costs through: (i) the issuance of commercial paper by WGL Holdings and Washington Gas; (ii) loans made under the WGL Holdings committed bank credit facility and (iii) the issuance of debt securities by Washington Gas to support its operations. In the latter half of fiscal year 2009, the credit markets showed signs of improvements.

The level of our capital expenditure requirements, our financial performance and the effect of these factors on our credit ratings, as well as investor demand for our securities, affect the availability of long-term capital at reasonable costs.

We have a goal to maintain our common equity ratio in the mid-50% range of total consolidated capital. The level of this ratio varies during the fiscal year due to the seasonal nature of our business. This seasonality is also evident in the variability of our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of our current assets is converted into cash at the end of the winter heating season. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for WGL Holdings and Washington Gas, and to allow access to capital at reasonable costs. As of September 30, 2009, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 62.0% common equity, 1.6% preferred stock and 36.4% long-

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

term debt. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of Washington Gas and WGEServices and, to a lesser extent, other non-utility operations.

Our plans provide for sufficient liquidity to satisfy our financial obligations. At September 30, 2009, we did not have any restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.

Short-Term Cash Requirements and Related Financing

Washington Gas’s business is weather sensitive and seasonal, causing short-term cash requirements to vary significantly during the year. Approximately 77% of the total therms delivered in Washington Gas’s service area (excluding deliveries to two electric generation facilities) occur during the first and second fiscal quarters. Accordingly, Washington Gas typically generates more net income in the first six months of the fiscal year than it does for the entire fiscal year. During the first six months of our fiscal year, Washington Gas generates large sales volumes and its cash requirements peak when accounts receivable and unbilled revenues are at their highest levels. During the last six months of our fiscal year, after the winter heating season, Washington Gas will typically experience a seasonal net loss due to reduced demand for natural gas. During this period, many of Washington Gas’s assets are converted into cash which Washington Gas generally uses to reduce and sometimes eliminate short-term debt and to acquire storage gas for the next heating season.

Washington Gas and WGEServices have seasonal short-term cash requirements resulting from their need to purchase storage gas inventory in advance of the winter heating periods in which the storage gas is sold. At September 30, 2009 and 2008 Washington Gas had investment balances in gas storage of $237.7 million and $406.6 million, respectively with one additional month, October, remaining in the fill seasons. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. WGEServices collects revenues that are designed to reimburse its commodity costs used to supply its retail customer contracts. Variations in the timing of cash receipts from customers under these collection methods can significantly affect short-term cash requirements. In addition, both Washington Gas and WGEServices pay their respective commodity suppliers before collecting the accounts receivable balances resulting from these sales. WGEServices derives its funding to finance these activities from short-term debt issued by WGL Holdings. Additionally, WGEServices may be required to post collateral, either parent guarantees from WGL Holdings or cash, for certain purchases.

Variations in the timing of collections of gas costs under Washington Gas’s gas cost recovery mechanisms can significantly affect short-term cash requirements. Washington Gas had a $64.7 million and an $11.8 million net under-collection of gas costs at September 30, 2009 and 2008, respectively reflected in current assets/liabilities as gas costs due from/to customers. The under-collection in both fiscal years stemmed primarily from an excess of gas costs paid to suppliers over gas costs recovered from customers during the most recent twelve month gas cost recovery cycle ended August 31 of each year. Most of this current balance will be returned to, or collected from, customers in fiscal year 2010. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are reflected as a regulatory asset or liability in deferred charges or deferred credits on the balance sheet until September 1st of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At September 30, 2009 and 2008 Washington Gas reflected balances of $14.0 million and $50.8 million as deferred gas costs in deferred charges.

WGL Holdings and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

than our expected maximum commercial paper position. The following is a summary of our committed credit agreements at September 30, 2009.

Committed Credit Available (In millions)

	WGL Holdings	Washington Gas

Committed credit agreements

Unsecured revolving credit facility, expires August 3, 2012(a)	$400.0	$300.0

Total committed credit agreements	400.0	300.0
Less: Commercial Paper	(59.0)	(124.8)

Net committed credit available	$341.0	$175.2

(a)	Both WGL Holdings and Washington Gas have the right to request extensions with the banks’ approval. WGL Holdings’ revolving credit facility permits it to borrow an additional $50 million, with the banks’ approval, for a total of $450 million. Washington Gas’s revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $400 million.

WGL Holdings typically issues commercial paper to meet its financing requirements including cash collateral requirements posted to counterparties associated with WGEServices’ contracts (refer to Note 4 of the Notes to the Consolidated Financial Statements for further information).

At September 30, 2009 and September 30, 2008, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper and/or bank loans from revolving credit facilities of $183.8 million and $271.0 million, respectively. Of the outstanding notes payable balance at September 30, 2009, all borrowings were in the form of commercial paper in the amount of $59.0 million issued by WGL Holdings and $124.8 million issued by Washington Gas. At September 30, 2009 there were no outstanding bank loans from WGL Holdings’ or Washington Gas’s revolving credit facilities. Of the outstanding notes payable balance at September 30, 2008, $23.0 million and $231.0 million was commercial paper issued by WGL Holdings and Washington Gas, respectively. In addition, WGL Holdings had $17.0 million in outstanding bank loans under its revolving credit facility and there were no outstanding bank loans from Washington Gas’s revolving credit facility.

To manage credit risk, both Washington Gas and WGEServices may require deposits from certain customers and suppliers, which are reported as current liabilities in “Customer deposits and advance payments.” At September 30, 2009 and September 30, 2008, “Customer deposits and advance payments” totaled $52.9 million and $46.1 million, respectively. For both periods, most of these deposits related to customer deposits for Washington Gas.

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

For WGEServices, deposits typically represent collateral for transactions with wholesale counterparties for the purchase and sale of natural gas and electricity. These deposits may be required to be repaid or increased at any time based on the current value of WGEServices’ net position with the counterparty. Currently there are no restrictions on WGEServices’ use of deposit funds and WGEServices pays interest to the counterparty on these deposits in accordance with its contractual obligations. Refer to the section entitled “Credit Risk” for a further discussion of our management of credit risk.

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
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

At September 30, 2009, Washington Gas had the capacity under a shelf registration to issue up to $450.0 million of Medium Term Notes (MTNs). Washington Gas has authority from its regulators to issue other forms of debt, including private placements. The following describes MTN activity during fiscal year 2009 and 2008.

Fiscal Year 2009 MTN Activity.  In October 2008, Washington Gas retired $25.0 million of 5.49% MTNs. On December 5, 2008, Washington Gas issued $50.0 million of 7.46% fixed rate MTNs due December 5, 2018. Proceeds from this MTN were used by Washington Gas to replace the matured MTNs and for general corporate purposes, including funding capital expenditures and working capital needs, and repaying commercial paper. On July 9, 2009, Washington Gas retired $50.0 million of 6.92% MTNs. The maturing MTNs were repaid by the sale of commercial paper. Washington Gas maintains adequate access to capital markets to meet its liquidity requirements.

Fiscal Year 2008 MTN Activity.  In August 2008 Washington Gas retired $20.1 million of maturing MTNs with rates ranging from 6.51% to 6.61%. On August 26, 2008, Washington Gas issued $50.0 million of 3.61% floating rate MTNs due August 26, 2010, with a call option at 100% of par value to redeem the MTNs at any time on or after February 26, 2009. These MTNs have an interest rate which is reset quarterly based on the 3-month London Interbank Offer Rate (LIBOR) plus 80.0 basis points. Proceeds from these MTNs were used by Washington Gas to retire the maturing MTNs and for general corporate purposes such as the funding of capital expenditures, working capital needs and the retirement of commercial paper.

On November 2, 2009, Washington Gas issued $50.0 million of unsecured 4.76% fixed rate notes due November 1, 2019. These notes were issued through a private placement. Proceeds from these notes were used by Washington Gas to retire existing indebtedness.

We are exposed to interest-rate risk associated with our debt financing costs. Washington Gas utilizes derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility. Refer to the section entitled “Interest-Rate Risk” for a further discussion of the management of our interest-rate risk.

Security Ratings

The table below reflects the current credit ratings for the outstanding debt instruments of WGL Holdings and Washington Gas. Changes in credit ratings may affect WGL Holdings’ and Washington Gas’s cost of short-term and long-term debt and their access to the capital markets. A security rating is not a recommendation to buy, sell or hold securities, it may be subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating. There was no change in the ratings during the year ended September 30, 2009.

Credit Ratings for Outstanding Debt Instruments

	WGL Holdings		Washington Gas
	Unsecured		Unsecured
	Medium-Term Notes	Commercial	Medium-Term	Commercial
Rating Service	(Indicative)(a)	Paper	Notes	Paper

Fitch Ratings	A+	F1	AA−	F1+
Moody’s Investors Service	Not Rated	Not Prime	A2	P-1
Standard & Poor’s Ratings Services(b)	AA−	A-1	AA−	A-1

(a)	Indicates the ratings that may be applicable if WGL Holdings were to issue unsecured MTNs.
(b)	The long-term debt rating issued by Standard & Poor’s Rating Services for WGL Holdings and Washington Gas is stable.

Ratings Triggers and Certain Debt Covenants

WGL Holdings and Washington Gas pay fees on their credit facilities which in some cases are based on the long-term debt ratings of Washington Gas. In the event the long-term debt of Washington Gas is downgraded below certain levels, WGL Holdings and Washington Gas would be required to pay higher fees. There are five different levels of fees. The credit facility for WGL Holdings defines its applicable fee level as one level below the level applicable to Washington Gas. Under the terms of the credit facilities, the fees based on the long-term debt credit ratings range from four basis points to nineteen basis points.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Under the terms of WGL Holdings’ and Washington Gas’s credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). In addition, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. The failure to inform the lenders’ agent of changes in these areas deemed material in nature might constitute default under the agreements. Additionally, WGL Holdings’ or Washington Gas’s failure to pay principal or interest when due on any of its other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At September 30, 2009, we were in compliance with all of the covenants under our revolving credit facilities.

For certain of Washington Gas’s natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded to or below the lower of a BBB- rating by Standard & Poor’s Ratings Services or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’s credit rating declines, then the counterparty may require additional credit support. At September 30, 2009, Washington Gas would not be required to supply additional credit support by these arrangements if its long-term debt rating were to be downgraded one rating level.

WGL Holdings has guaranteed payments for certain purchases of natural gas and electricity on behalf of its wholly-owned subsidiary, WGEServices (refer to “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” for a further discussion of these guarantees). If the credit rating of WGL Holdings declines, WGEServices may be required to provide additional credit support for these purchase contracts. At September 30, 2009, WGEServices would be required to provide $7.8 million in additional credit support for these arrangements if the long-term debt rating of WGL Holdings were to be downgraded one rating level.

Cash Flows Provided by Operating Activities

The primary drivers for our operating cash flows are cash payments received from natural gas and electricity customers, offset by our payments for natural gas and electricity costs, operation and maintenance expenses, taxes and interest costs.

Net cash provided by operating activities totaled $307.1 million, $62.0 million and $213.3 million for fiscal years 2009, 2008 and 2007, respectively. Net cash provided by operating activities reflects net income applicable to common stock, as adjusted for non-cash earnings and charges, as well as changes in working capital. Certain changes in working capital from September 30, 2008 to September 30, 2009 are described below.

•	Accounts receivable and unbilled revenues increased $30.6 million from September 30, 2008 primarily due to increased sales volumes associated with Washington Gas’s asset optimization program.

•	Storage gas inventory cost levels decreased $168.9 million from September 30, 2008 primarily due to lower gas prices of volumes in storage.

•	Gas costs and other regulatory assets increased $48.0 million from September 30, 2008 due to an increase in under-collection of gas costs during the year and an increase in unbilled gas costs.

•	Accounts payable and other accrued liabilities decreased $34.5 million, largely attributable to a decrease in the cost of the natural gas purchased.

•	Other prepayments increased $52.5 million from September 30, 2008 due to an increase in collateral receivables for transactions with wholesale counterparties for the purchase of energy for our retail-energy marketing segment. This increase in collateral reflects lower market prices for energy, compared to the contracted purchase price of energy supplies.

•	Other current liabilities decreased $24.7 million primarily due to unrealized fair value gains associated with energy-related derivatives for both Washington Gas and WGEServices.

•	Deferred purchased gas costs—net decreased $36.8 million primarily due to a decrease in the under-collection of gas costs from September 30, 2008.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Cash Flows Provided by (Used in) Financing Activities

Cash flows provided by (used in) financing activities totaled $(166.5) million, $74.3 million and $(47.2) million for fiscal years 2009, 2008 and 2007, respectively. During fiscal year 2009, we decreased our notes payable by a net amount of $87.1 million due to decreased working capital requirements driven principally by lower storage gas inventory costs, a dividend payment on common stock totaling $72.4 million, partially offset by $5.1 million in cash proceeds from the issuance of common stock pursuant to our stock-based compensation plan. Additionally during fiscal year 2009, we retired $75.0 million of MTNs and issued $50.0 million of lower-cost MTNs (refer to the section entitled “Long-Term Cash Requirements and Related Financing”).

During fiscal year 2008, we increased our notes payable by a net amount of $86.7 million due to increased working capital requirements, principally to fund higher storage gas inventory costs at Washington Gas. This increase in notes payable was partially offset by dividend payments on common stock totaling $69.1 million, as well as $14.1 million in cash proceeds from the issuance of common stock pursuant to our stock-based compensation plan. Additionally during fiscal year 2008, we retired $20.1 million of MTNs and issued $50.0 million of lower-cost MTNs.

Cash flows used in financing activities for fiscal year 2007 was driven by our dividend payments on common stock totaling $66.8 million, partially offset by $11.7 million in cash proceeds from the issuance of common stock pursuant to our stock-based compensation plan.

The following table reflects the issuances and retirements of long-term debt that occurred during fiscal years 2009, 2008 and 2007 (also refer to Note 4 of the Notes to Consolidated Financial Statements).

Long-Term Debt Activity

	2009		2008		2007

(In millions)	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount

Medium-term notes
Issued(a)	7.46%	$50.0	3.61%	$50.0	–	$–
Retired	5.49 – 6.92%	(75.0)	6.51 – 6.61%	(20.1)	–	–
Other financing
Issued(b)	5.95 – 6.98%	15.3	5.63%	13.3	5.57%	1.4
Retired(c)	4.76 – 7.53%	(25.5)	4.76 – 9.00%	(1.0)	4.76 – 9.00%	(1.0)
Other activity	–	(0.1)	–	–	–	–

Total		$(35.3)		$42.2		$0.4

(a)	Interest rate resets quarterly on November, February, May, and August 26 of each year until maturity.
(b)	Includes the non-cash issuances of project debt financing of $1.4 million, $13.3 million, and $14.9 million for fiscal years 2007, 2008 and 2009, respectively.
(c)	Includes the non-cash extinguishments of project debt financing of $24.5 million for fiscal year 2009.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities totaled $138.9 million, $135.0 million and $165.6 million during fiscal years 2009, 2008 and 2007, respectively. In fiscal years 2009, 2008 and 2007, $134.2 million, $133.6 million and $162.0 million, respectively, of cash was utilized for capital expenditures made on behalf of Washington Gas.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Capital Expenditures

The following table depicts our actual capital expenditures for fiscal years 2007, 2008 and 2009, and projected capital expenditures for fiscal years 2010 through 2014. Our capital expenditure program includes investments to extend service to new areas, and to ensure safe, reliable and improved service.

Capital Expenditures

	Actual			Projected
(In millions)	2007	2008	2009	2010	2011	2012	2013	2014	Total

New business	$44.9	$45.8	$28.8	$48.2	$51.4	$55.4	$62.5	$67.7	$285.2
Replacements
Rehabilitation project	30.8	8.1	–	–	–	–	–	–	–
Other	33.8	38.0	57.4	45.0	41.6	41.3	43.2	42.7	213.8
LNG storage facility	0.3	0.1	0.1	8.6	56.9	48.7	35.8	0.7	150.7
SOC redevelopment project	–	–	–	13.5	34.1	30.7	–	–	78.3
Other	48.3	39.4	51.2	47.2	36.9	26.1	33.3	24.8	168.3

Total-accrual basis(a)	$158.1	$131.4	$137.5	$162.5	$220.9	$202.2	$174.8	$135.9	$896.3
Cash basis adjustments	6.4	3.6	1.4	–	–	–	–	–	–

Total-cash basis	$164.5	$135.0	$138.9	$162.5	$220.9	$202.2	$174.8	$135.9	$896.3

(a)	Excludes Allowance for Funds Used During Construction and prepayments associated with capital projects. Includes accruals for capital expenditures and other non-cash additions.

The 2010 to 2014 projected periods include $285.2 million for continued growth to serve new customers, and $213.8 million primarily related to the replacement and betterment of existing capacity. Additionally, the projected period contains capital expenditures to construct a necessary, new source of peak day capacity within the boundaries of the natural gas distribution system to support customer growth and pressure requirements on the entire natural gas distribution system. Specifically, these estimated expenditures are expected to be used for the construction of a one billion cubic foot LNG storage facility on the land historically used for storage facilities by Washington Gas in Chillum, Maryland (refer to the section entitled “Chillum LNG Facility”). Projected expenditures also reflect $78.3 million for the development of new facilities at the Springfield Operations Center (SOC) and $168.3 million of other expenditures, which include general plant.

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER COMMERCIAL COMMITMENTS

Contractual Obligations

WGL Holdings and Washington Gas have certain contractual obligations that extend beyond fiscal year 2009. These commitments include long-term debt, lease obligations and unconditional purchase obligations for pipeline capacity, transportation and storage services, and certain natural gas and electricity commodity commitments. The estimated obligations as of September 30, 2009 for future fiscal years are shown below.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Estimated Contractual Obligations and Commercial Commitments

	Years Ended September 30,

(In millions)	Total	2010	2011	2012	2013	2014	Thereafter

Pipeline and storage contracts(a)	$2,402.7	$162.1	$159.8	$159.7	$161.8	$183.6	$1,575.7
Medium-term notes(b)	639.0	82.5	30.0	77.0	–	67.0	382.5
Other long-term debt(b)	0.3	0.1	0.1	0.1	–	–	–
Interest expense(c)	415.7	36.2	32.7	29.3	27.5	25.8	264.2
Gas purchase commitments—Washington Gas(d)	497.9	113.6	40.7	55.3	55.2	55.7	177.4
Gas purchase commitments—WGEServices(e)	536.8	306.4	152.5	69.8	8.1	–	–
Electric purchase commitments(f)	885.8	474.7	273.0	116.3	21.1	0.7	–
Operating leases	36.7	4.2	4.3	4.4	4.4	4.2	15.2
Business Process Outsourcing(g)	259.5	40.8	34.8	33.9	30.8	30.5	88.7
Other long-term commitments(h)	10.4	5.2	4.0	0.3	0.3	0.1	0.5

Total	$5,684.8	$1,225.8	$731.9	$546.1	$309.2	$367.6	$2,504.2

(a)	Represents minimum payments under natural gas transportation, storage and peaking contracts which have expiration dates through fiscal year 2029. Additionally, includes minimum payments for WGEServices pipeline contracts.

(b)	Represents scheduled repayment of principal including the assumed exercise of a put option by the debt holders of $8.5 million in 2010. Excludes $5.1 million in debt that is anticipated to be a non-cash extinguishment of project debt financing (refer to the section entitled “Construction Project Financing”).

(c)	Represents the scheduled interest payments associated with MTNs and other long-term debt.

(d)	Includes short-term commitments to purchase fixed volumes of natural gas, as well as long-term gas purchase commitments that contain fixed volume purchase requirements. Cost estimates are based on both forward market prices and option premiums for fixed volume purchases under these purchase commitments.

(e)	Represents commitments based on a combination of market prices at September 30, 2009 and fixed price as well as index priced contract commitments for natural gas delivered to various city gate stations, including the cost of transportation to that point, which is bundled in the purchase price.

(f)	Represents electric purchase commitments which are based on existing fixed price and fixed volume contracts. Also includes $6.5 million related to renewable energy credits.

(g)	Represents fixed costs to the service provider related to the 10-year contract for business process outsourcing. These payments do not reflect potential inflationary adjustments included in the contract. Including these inflationary adjustments, required payments to the service provider could total $306.5 million.

(h)	Includes certain information technology service contracts and committed payments related to certain environmental response costs.

The table above reflects fixed and variable obligations. Certain of these estimates reflect likely purchases under various contracts, and may differ from minimum future contractual commitments disclosed in Note 13 of the Notes to Consolidated Financial Statements.

For commitments related to Washington Gas’s pension and post-retirement benefit plans, during fiscal year 2010, Washington Gas does not expect to make any contributions to its qualified, trusteed, employee-non-contributory defined benefit pension plan covering all active and vested former employees of Washington Gas. Washington Gas expects to make payments totaling $10.2 million in fiscal year 2010 on behalf of participants in our non-funded Supplemental Executive Retirement Plan. Washington Gas also expects to contribute $19.0 million to our health and life insurance benefit plans on behalf of retirees during fiscal year 2010. For a further discussion of our pension and post-retirement benefit plans, refer to Note 10 of the Notes to Consolidated Financial Statements.

Construction Project Financing

To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’s customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a note receivable representing its customers’ obligations to remit principal and interest and a long-term note payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the note receivable to the lender and removes both the note receivable and the long-term financing from its financial statements. As of September 30, 2009, work on these construction projects that was not completed or accepted by customers was valued at $5.1 million, which is recorded on the balance sheet as a note receivable in

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

“Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Once the project is accepted by the customer, the lender will have no recourse against Washington Gas related to this long-term debt.

Financial Guarantees

WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At September 30, 2009, these guarantees totaled $539.5 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from suppliers when required by our credit policy (refer to the section entitled “Credit Risk” for a further discussion of our credit policy). WGL Holdings also issued guarantees totaling $3.0 million at September 30, 2009 that were made on behalf of certain of our non-utility subsidiaries associated with their banking transactions. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.

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

On March 19, 2009, the PSC of MD ordered that evidentiary proceedings be opened for the purpose of reviewing Washington Gas’s most recent gas procurement plan including the role the Chillum facility plays in meeting current and future customers’ annual and seasonal natural gas requirements. The Company revised its projected service date for the facility in a public notice made on August 7, 2009. The Company has requested that the proceeding be held in abeyance until the Company’s next gas procurement plan is filed in November, 2009. Refer to the section entitled “Rates and Regulatory Matters—Maryland Jurisdiction—Review of the Company’s 2009-2013 Gas Portfolio Plan” for a further discussion of this issue. Washington Gas must begin construction of the storage facility in the summer of 2010 in order for the Chillum Facility to be completed and in service by the 2013-2014 winter heating season. Until the legal challenges are resolved and the LNG plant is constructed, Washington Gas has planned for alternative sources of supply to meet its customers’ peak day requirements. These plans include capital expenditures related to infrastructure improvements which contribute to providing for adequate system performance based on projected needs.

Operating Issues Related To Cove Point Natural Gas Supply

In late fiscal year 2003, Dominion reactivated its Cove Point LNG terminal. A large portion of the gas delivered from the Cove Point LNG terminal comes to the Washington Gas service territory as a result of the Company’s multiple delivery points on the Cove Point pipeline and from three interstate natural gas transmission pipelines also interconnected with the Cove Point pipeline, each of which serve Washington Gas from delivery points downstream of its Cove Point pipeline interconnect. The composition of the vaporized LNG received from the Cove Point LNG terminal resulted in increased leaks in mechanical couplings on the portion of our distribution system in Prince George’s County, Maryland that directly receives the Cove Point gas. The vaporized Cove Point gas contains a lower concentration of heavy hydrocarbons (HHCs) than non-liquefied natural gas, and caused the seals on those mechanical couplings to shrink and to leak. Independent laboratory tests performed on behalf of Washington Gas have shown that, in

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

a laboratory environment, the injection of HHCs into the type of gas coming from the Cove Point LNG terminal can be effective in re-swelling the seals in couplings which increases their sealing force and in turn, reduces the propensity for the affected couplings to leak.

Through a pipeline replacement project and the construction of a HHC injection facility at the largest gate station that exclusively receives gas from the Cove Point terminal, Washington Gas has reduced the occurrence of new coupling leaks in this area of the distribution system. A recent expansion of the physical capacity of the Cove Point terminal could result in a substantial increase in the receipt of Cove Point gas into additional portions of Washington Gas’s distribution system as greater volumes of Cove Point gas are introduced into other downstream pipelines that provide service to Washington Gas. Based upon engineering and flow studies and our experience, this increase in the receipt of Cove Point gas is likely to result in a significantly greater number of leaks in other parts of Washington Gas’s distribution system, unless our efforts to mitigate these additional leaks are successful. Washington Gas is attempting to mitigate this anticipated increase in leaks through: (i) pipeline replacement programs; (ii) the operation of three HHC injection facilities; (iii) isolating its interstate pipeline receipt points and limiting the amount of gas received, where possible, from pipelines that transport Cove Point gas; (iv) blending, where possible, the Cove Point gas with other supplies of natural gas from within the continental United States and (v) continued efforts before the FERC to condition incremental increases in deliveries from the Cove Point terminal on the appropriate resolution of safety concerns consistent with the public interest.

Washington Gas installed and operates HHC injection facilities at three gate stations. Assuming current gas flow patterns with the current pipeline supply configurations, the strategic placement of the three operational HHC injection facilities will inject HHCs into the natural gas supplied to over 95% of the pipelines that contain mechanical couplings within our distribution system. Washington Gas has been granted recovery for a portion of these costs allocable to Virginia and Maryland. Additionally, Washington Gas will seek recovery of the costs of these facilities allocable to the District of Columbia in a future base rate proceeding. Washington Gas expects the cost of these facilities to be recoverable in all jurisdictions.

The estimated cost of these facilities does not include the cost of the HHCs injected into the gas stream at the gate stations. We have been granted cost recovery for the majority of these costs in Virginia and Maryland. On October 2, 2009, Washington Gas and the District of Columbia Office of the People’s Counsel (DC OPC) filed a Joint Motion for Approval of Unanimous Agreement of Stipulation and Full Settlement with the PSC of DC which, if approved, will provide for full recovery of the HHC commodity costs in the District of Columbia (refer to the section entitled “Rates and Regulatory Matters”).

Washington Gas is replacing or remediating selected mechanically coupled pipelines within the areas of the distribution system that may receive high concentrations of Cove Point gas, but that will not receive HHC injections. Washington Gas has also planned for additional replacement of mechanically coupled pipeline in other areas of its distribution system. In total, the current estimated cost of planned mechanical coupling remediation and replacement work over the next three years is $39.7 million which includes $9.0 million as part of a planned mechanically coupled pipe replacement program approved by the Virginia State Corporation Commission (SCC of VA) as part of a settlement of a Virginia rate case. The October 2, 2009 settlement filed in the District of Columbia includes a targeted mechanically coupled pipe replacement and encapsulation program which will cost no more than $28.0 million and is expected to take approximately seven years to complete. Rate recovery of the expenditures is provided for in the settlement.

Washington Gas continues to gather and evaluate field and laboratory evidence to determine the efficacy of HHC injections of the Cove Point gas in preventing additional leaks or impeding the rate at which additional leaks may occur in the gas distribution system if expanded volumes from the Cove Point terminal are introduced. In a report filed with the PSC of MD on June 30, 2008, Washington Gas reported a notable increase in leaks in mechanical couplings in a portion of its distribution system in Virginia where Cove Point gas injected with HHCs was recently introduced for a short period of time. Although this increase in leaks was significantly less than the increase experienced in the affected area of Prince George’s County, Maryland, the injection of HHCs into the Cove Point gas did not reduce the occurrence of coupling leaks to an acceptable level that would allow Washington Gas to safely accommodate the increased deliveries of revaporized LNG anticipated with the expansion of the Cove Point terminal. If we are unable to implement a satisfactory solution on a timely basis, additional operating expenses and capital expenditures may be necessary to contend with leaks that may accompany the receipt of increased volumes of vaporized LNG from the Cove Point terminal into Washington Gas’s distribution system. Such additional operating expenses and capital expenditures may not be timely enough to mitigate the challenges posed by increased volumes of Cove Point gas, potentially resulting in leakage from mechanical couplings at a rate that could compromise the safety of our distribution system. Additional legal or regulatory remedies may be necessary to protect

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

the Washington Gas distribution system and its customers from the adverse effects of unblended vaporized LNG (refer to the section entitled “Request for FERC Action” below for a further discussion).

Notwithstanding Washington Gas’s recovery through local regulatory commission action of costs related to the construction of the injection facilities and HHC commodity costs, Washington Gas is pursuing remedies to keep its customers from having to pay more than their appropriate share of the costs of the remediation to maintain the safety of the Washington Gas distribution system.

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

Although Washington Gas agrees with the portion of the Court of Appeals decision that states the FERC failed to address adequately the future safety concerns associated with increased deliveries of LNG into its system, Washington Gas does not agree with all of the findings of the Court of Appeals, including conclusions related to the cause of the leaks, and on September 2, 2008 filed a request for rehearing with the Court of Appeals. This request has been denied. The FERC held a technical conference on August 14, 2008 “to discuss the nature and progress of remedial measures taken to date, as well as the need and benefit of any other remedial measures that might be taken by WGL and Dominion Cove Point LNG, LP so that WGL’s system can safely accommodate the increased amounts of regasified LNG from Cove Point’s LNG terminal.” Washington Gas filed initial Post Technical Conference Comments on August 19, 2008 and reply Post Technical Conference Comments on August 22, 2008. On October 7, 2008, the FERC issued its reauthorization of the expansion of the Cove Point terminal, allowing construction to continue; however, the FERC limited the amount of vaporized LNG that may flow from the Cove Point terminal into the Columbia Gas Transmission pipeline and ultimately into the distribution system of Washington Gas. On November 6, 2008, Washington Gas filed a Request for Rehearing with the FERC, citing numerous factual and legal errors in the October 7, 2008 reauthorization. The reauthorization fails to adequately address future safety concerns as directed by the Court of Appeals. Although this reauthorization limited the amount of vaporized LNG that may flow from the Cove Point terminal into Washington Gas’s distribution system through the Columbia Gas Transmission pipeline, this limited amount far exceeds any amount of Cove Point gas that has been received by Columbia Gas Transmission to date. On January 15, 2009, the FERC issued an order denying Washington Gas’s request for rehearing and affirmed its reauthorization of the expansion of the Cove Point terminal. On February 13, 2009, Washington Gas filed a request with the FERC for an emergency stay of the effectiveness of the orders the FERC issued on October 7, 2008 and January 15, 2009. On March 19, 2009, the FERC denied Washington Gas’s request for a stay. On March 13, 2009, Washington Gas filed a Petition for Review in the Court of Appeals of the FERC’s Order on Remand issued on October 7, 2008, and its Order on Rehearing of the October 7, 2008 Order, issued January 15, 2009, that established a cap on the volume of LNG that could be delivered to the Columbia Gas interconnection with the Cove Point pipeline. The October 2008 decision did not fully address the concerns raised earlier by the Court of Appeals—that the Cove Point expansion should not proceed until FERC addressed the safety concerns raised by Washington Gas. On July 20, 2009 the Court of Appeals issued an Order setting a briefing schedule with final briefs due on January 27, 2010. The date for oral argument has not been set.

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

Additional LNG Supply from the Elba Island Expansion

On September 20, 2007, the FERC approved the expansion of the existing Elba Island LNG receiving terminal near Savannah, Georgia owned by Southern LNG, Inc. (Southern LNG). Concurrent with this approval, the FERC granted Southern LNG certificate authority to construct and operate a new interstate natural gas pipeline to transport regasified LNG from the Elba Island facility to Georgia and South Carolina. On March 31, 2009, Transcontinental Gas Pipe Line Corporation (Transco) filed with FERC for authority to construct and operate interconnections in Georgia and South Carolina between the Elba Island pipeline and the Transco pipeline. This expansion and the requested interconnections, expected to be completed in 2010, may result in the receipt of gas from the Elba Island facility into portions of Washington Gas’s distribution system. The gas from the Elba Island facility is expected to contain a lower concentration of HHCs than domestically produced natural gas, and may result in increased leaks in Washington Gas’s distribution system. Washington Gas is currently evaluating the potential effect of the introduction of Elba Island gas into our distribution system, and is evaluating potential preventative and remedial measures to mitigate any possible increase in leaks in the effected portions of Washington Gas’s distribution system that may receive Elba Island gas. Washington Gas has filed with FERC to challenge Transco’s interconnection request and has conditioned our support of such interconnection on Transco maintaining minimum HHC levels in the blended gas that would be delivered into the Washington Gas system. On September 17, 2009, the FERC issued an Order granting Transco’s request for authorization to construct the interconnections between the Elba Island facility and the Transco pipeline. The FERC stated that Washington Gas had not raised any new evidence to support claims of damage to the distribution system and that the Cove Point orders had addressed the same issues. FERC also found it was unreasonable to impose restrictions on a long distance pipeline to accommodate the Washington Gas system. On October 19, 2009, Washington Gas filed a rehearing request of the FERC Order with the FERC.

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

WGEServices is also subject to the credit policy requirements of their counterparties which under certain circumstances require similar credit enhancements from WGEServices under these contracts. WGEServices credit risks may extend beyond the price or payment risk outlined above to the extent that cash collateral has been provided to the counterparty. At September 30, 2009, WGEServices had provided $39.7 million in cash collateral to supplier counterparties.

The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of September 30, 2009 for both Washington Gas and WGEServices, separately.

Credit Exposure to Wholesale Counterparties (In millions )

	Exposure	Offsetting		Number of	Net Exposure of
	Before Credit	Credit Collateral	Net	Counterparties	Counterparties
Rating(a)	Collateral(b)	Held(c)	Exposure	Greater Than 10%(d)	Greater Than 10%

Washington Gas
Investment Grade	$17.7	$–	$17.7	4	$12.1
Non-Investment Grade	–	–	–	–	–
No External Ratings	3.0	0.4	2.6	–	–

WGEServices
Investment Grade	$0.4	$–	$0.4	1	$0.4
Non-Investment Grade	–	–	–	–	–
No External Ratings	0.4	–	0.4	1	–

(a)	Included in “Investment Grade” are counterparties with a minimum Standard & Poor’s or Moody’s Investor Service rating of BBB- or Baa3, respectively. If a counterparty has provided a guarantee by a higher-rated entity (e.g., its parent), the guarantor’s rating is used in this table.

(b)	Includes the net of all open positions on energy-related derivatives subject to mark-to-market accounting requirements, the net receivable/payable for realized transactions and net open positions for contracts designated as normal purchases and normal sales and not recorded on our balance sheet. Amounts due from counterparties are offset by liabilities payable to those counterparties to the extent that legally enforceable netting arrangements are in place.

(c)	Represents cash deposits and letters of credit received from counterparties, not adjusted for probability of default.

(d)	Using a percentage of the net exposure.

Retail Credit Risk

Washington Gas is exposed to the risk of non-payment of utility bills by certain of its customers. To manage this customer credit risk, Washington Gas may require cash deposits from its high risk customers to cover payment of their bills until the requirements for the deposit refunds are met.

WGEServices is also exposed to the risk of non-payment of invoiced sales by its retail customers. WGEServices manages this risk by evaluating the credit quality of new customers as well as by monitoring collections from existing customers. To the extent necessary, WGEServices can obtain collateral from, or terminate service to, its existing customers based on credit quality criteria.

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

Washington Gas has specific regulatory approval in the District of Columbia, Maryland and Virginia to use forward contracts and, except in Maryland, option contracts to hedge against potential price volatility for a limited portion of its natural gas purchases for firm customers. Specifically, Washington Gas has approval to: (i) buy gas in advance using forward contracts; (ii)  purchase call options that lock in a maximum price when Washington Gas is ready to buy gas and (iii) use a combination of put and call options to limit price exposure within an acceptable range. Regulatory approval for Virginia is permanent. The regulatory approval in the District of Columbia is pursuant to a pilot program, and Washington Gas will be seeking to continue this program. The current Maryland authority stems from March 2009 Orders directing Washington Gas to hedge 40% of its summer storage fill volumes at or below a certain price, but precluded the use of options. Additionally, pursuant to a three-year pilot program that expired in the latter half of 2008, Washington Gas had specific regulatory approval in Maryland and Virginia to hedge the cost of natural gas purchased for storage using financial transactions in the form of forwards, swaps and option contracts. Washington Gas has filed for the renewal of the program in Maryland and Virginia. Additionally, pursuant to a three-year pilot program in the District of Columbia, Washington Gas has the ability to hedge the cost of natural gas for storage.

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

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives during the twelve months ended September 30, 2009:

Regulated Utility Segment
Changes in Fair Value of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2008	$(35.6)
Net fair value of contracts entered into during the period	4.5
Other changes in net fair value	12.4
Realized net settlement of derivatives	24.3

Net assets (liabilities) at September 30, 2009	$5.6

Regulated Utility Segment
Roll Forward of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2008	$(35.6)
Recorded to income	12.1
Recorded to regulatory assets/liabilities	3.2
Net option premium payments	1.6
Realized net settlement of derivatives	24.3

Net assets (liabilities) at September 30, 2009	$5.6

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The maturity dates of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives recorded at fair value at September 30, 2009, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Regulated Utility Segment
Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,

(In millions)	Total	2010	2011	2012	2013	2014	Thereafter

Level 1—Quoted prices in active markets	$–	$–	$–	$–	$–	$–	$–
Level 2—Significant other observable inputs	11.9	10.0	0.5	–	0.2	0.1	1.1
Level 3—Significant unobservable inputs	(6.3)	(3.4)	(1.7)	(0.1)	(0.1)	(0.1)	(0.9)

Total net assets (liabilities) associated with our energy-related derivatives	$5.6	$6.6	$(1.2)	$(0.1)	$0.1	$–	$0.2

Refer to Notes 5 and 14 of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.

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

Natural Gas.  A portion of WGEServices’ annual natural gas sales volumes is subject to variations in customer demand associated with fluctuations in weather and other factors. Purchases of natural gas to fulfill retail sales commitments are generally made under fixed-volume contracts based on certain weather assumptions. If there is significant deviation from normal weather or other factors which affect customer usage, this may cause our purchase commitments to differ significantly from actual customer usage. To the extent that WGEServices cannot match its customer requirements and supply commitments, it may be exposed to commodity price and volume variances, which could negatively impact expected gross margins. WGEServices may manage these risks through the use of derivative instruments including financial products and wholesale supply contracts that provide for volumetric variability.

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

To the extent WGEServices has not sufficiently matched its customer requirements with its supply commitments, it could be exposed to electricity commodity price risk. WGEServices may manage this risk through the use of derivative instruments, including financial products.

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
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the retail energy-marketing segment’s energy-related derivatives for both natural gas and electricity during the twelve months ended September 30, 2009:

Retail Energy-Marketing Segment
Changes in Fair Value of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2008	$(3.4)
Net fair value of contracts entered into during the period	(18.3)
Other changes in net fair value	(22.2)
Realized net settlement of derivatives	18.4

Net assets (liabilities) at September 30, 2009	$(25.5)

Retail Energy-Marketing Segment
Roll Forward of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2008	$(3.4)
Recorded to income	(38.3)
Recorded to accounts payable (a)	(4.4)
Recorded to retained earnings (b)	1.7
Net option premium payments	0.5
Realized net settlement of derivatives	18.4

Net assets (liabilities) at September 30, 2009	$(25.5)

(a)  Represents the amount to be paid for future Financial Transmission Rights related to electricity for WGEServices.

(b)  Represents the cumulative effect adjustment to the opening balance of retained earnings or other appropriate components of net assets upon adoption of SFAS No. 157, Fair Value Measurements.

The maturity dates of our net assets (liabilities) associated with the retail energy-marketing segment’s energy-related derivatives recorded at fair value at September 30, 2009, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Retail Energy Marketing Segment
Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,

(In millions)	Total	2010	2011	2012	2013	2014	Thereafter

Level 1—Quoted prices in active markets	$–	$–	$–	$–	$–	$–	$–
Level 2—Significant other observable inputs	(4.2)	(2.5)	(0.3)	(0.5)	(0.8)	(0.1)	–
Level 3—Significant unobservable inputs	(21.3)	(8.2)	(9.0)	(3.6)	(0.5)	–	–

Total net assets (liabilities) associated with our energy-related derivatives	$(25.5)	$(10.7)	$(9.3)	$(4.1)	$(1.3)	$(0.1)	$–

Refer to Notes 5 and 14 of the Notes to Consolidated Financial Statements for further discussion of our derivative activities and fair value measurements.

Value-at-Risk.  WGEServices measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

holding period, WGEServices’ value-at-risk at September 30, 2009 was approximately $27,000 and $51,000, related to its natural gas and electric portfolios, respectively.

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

Billing Adjustment Mechanisms.  In Maryland, Washington Gas has a RNA billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. In Virginia, Washington Gas has a WNA mechanism which is a billing adjustment mechanism that is designed to eliminate the effect of variations in weather from normal levels on utility net revenues.

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

As a result of the colder-than-normal weather during the fiscal year ended September 30, 2009, Washington Gas received no warm-weather benefit from this strategy and paid out $3.0 million on the cold weather benefits sold. Through September 30, 2009, the Company has recognized a pre-tax loss from its weather derivatives of $3.3 million. This loss was offset by higher net revenues caused by the colder-than-normal weather.

On September 21, 2009, Washington Gas executed an HDD derivative contract to manage its exposure to variations from normal weather in the District of Columbia during fiscal year 2010. Under this contract, Washington Gas purchased protection against net revenue shortfalls due to warmer-than-normal weather and sold cold weather benefits. This derivative contract resulted in a payment to Washington Gas of $2.1 million.

WGEServices utilizes HDD derivatives from time to time to manage weather risks related to its natural gas sales. WGEServices also utilizes cooling degree day (CDD) derivatives to manage weather risks related to its electricity sales during the summer cooling season. These derivatives cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in HDDs or CDDs. Refer to Note 5 of the Notes to Consolidated Financial Statements for a further discussion of the accounting for these weather-related instruments.

     Interest-Rate Risk

We are exposed to interest-rate risk associated with our short-term and long-term financing. Management of this risk is discussed below.

Short-Term Debt.  At September 30, 2009 and 2008, WGL Holdings and its subsidiaries had outstanding notes payable of $183.8 million and $271.0 million, respectively. The carrying amount of our short-term debt approximates fair value. In fiscal year

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

2009, a change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $1.8 million.

Long-Term Debt.  At September 30, 2009, we had fixed-rate MTNs and other long-term debt aggregating $561.8 million in principal amount, excluding current maturities and unamortized discounts, and having a fair value of $627.8 million. Fair value is defined as the present value of the debt securities’ future cash flows discounted at interest rates that reflect market conditions as of September 30, 2009. While these are fixed-rate instruments and, therefore, do not expose us to the risk of earnings loss due to changes in market interest rates, they are subject to changes in fair value as market interest rates change. None of Washington Gas’s outstanding MTNs, excluding current maturities, have unexpired put options. None of Washington Gas’s outstanding MTNs, excluding current maturities, have unexpired call options. In addition, a total of $421.5 million, or approximately 74.5%, of Washington Gas’s outstanding MTNs, excluding current maturities, have make-whole call options, and no associated put options.

Using sensitivity analyses to measure this market risk exposure, we estimate that the fair value of our long-term debt would increase by approximately $24.0 million or decrease by approximately $22.4 million if interest rates were to decline or increase by 10%, or 41 basis points, respectively, from current market levels. In general, such an increase or decrease in fair value would impact earnings and cash flows only if Washington Gas were to reacquire all or a portion of these instruments in the open market prior to their maturity.

Derivative Instruments.  Washington Gas utilizes derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility. On July 6, 2009, Washington Gas entered into the following three interest-rate derivative transactions to mitigate a substantial portion of the risk of rising interest rates associated with future debt issuances: (i)  a Treasury lock that expired August 11, 2009 at a gain of $311,000 (pre-tax), locking in a 3.59% Treasury yield on $50 million of ten-year debt that was issued on November 2, 2009 (refer to “Liquidity and Capital Resources” in Management’s Discussion); (ii) a forward starting swap that expires April 6, 2010 and locks in a 4.10% cost for the combined Treasury and LIBOR exposure on $4 million of ten-year debt and (iii) a forward starting swap that expires June 21, 2010 and locks in a 4.19% cost for the combined Treasury and LIBOR exposure on $20 million of ten-year debt. The expiration of each unexpired interest-rate derivative is timed to coincide with expected issuance of new debt securities whose proceeds will refund maturing medium-term notes. There was no activity associated with these types of derivatives in fiscal year 2008.

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

Washington Gas’s net income applicable to its common stock was $105.3 million, $112.9 million and $89.2 million for the fiscal years ended September 30, 2009, 2008 and 2007, respectively. Net income for fiscal year 2009, decreased $7.6 million over fiscal year 2008, reflecting the unfavorable effects of changes in natural gas consumption patterns that benefited 2008 net revenues and a scheduled increase in the level of recurring service costs related to our business process outsourcing, partially offset by additional net revenues attributable to customer growth and lower employee benefit expense. Net income for fiscal year 2008, increased $23.7 million over fiscal year 2007 primarily reflecting new rates in all jurisdictions as well as earnings from our new asset optimization strategy, partially offset by higher operation and maintenance expenses. Key gas delivery, weather and meter statistics are shown in the table below for the fiscal years ending September 30, 2009, 2008 and 2007.

Gas Deliveries, Weather and Meter Statistics

	Years Ended September 30,			Increase (decrease)

				2009	2008
	2009	2008	2007	vs. 2008	vs. 2007

Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	893.0	826.9	852.7	66.1	(25.8)
Gas delivered for others	462.1	434.0	433.4	28.1	0.6

Total firm	1,355.1	1,260.9	1,286.1	94.2	(25.2)

Interruptible
Gas sold and delivered	3.4	6.5	5.3	(3.1)	1.2
Gas delivered for others	273.8	256.7	267.3	17.1	(10.6)

Total interruptible	277.2	263.2	272.6	14.0	(9.4)

Electric generation—delivered for others	102.8	92.1	111.9	10.7	(19.8)

Total deliveries	1,735.1	1,616.2	1,670.6	118.9	(54.4)

Degree Days
Actual	4,211	3,458	3,955	753	(497)
Normal	3,773	3,788	3,815	(15)	(27)
Percent colder (warmer) than normal	11.6%	(8.7)%	3.7%	n/a	n/a
Average active customer meters	1,065,573	1,055,396	1,045,709	10,177	9,687
New customer meters added	11,011	12,962	19,373	(1,951)	(6,411)

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

Fiscal Year 2009 vs. Fiscal Year 2008.  During the fiscal year ended September 30, 2009, total gas deliveries to firm customers were 1.355 billion therms, an increase of 94.2 million therms, or 7.5%, in deliveries from fiscal year 2008. This comparison in natural gas deliveries to firm customers primarily reflects colder weather in the current fiscal year than the prior year as well as an increase in average active customer meters of 10,177.

In relation to normal weather patterns, weather for fiscal year 2009 was 11.6% colder than normal, as compared to 8.7% warmer than normal for fiscal year 2008. Washington Gas’s overall weather protection strategy in 2009 is designed to neutralize the variations from normal weather on earnings; therefore, the effects of weather were insignificant for the fiscal year ended September 30, 2009.

Many customers choose to buy the natural gas commodity from unregulated third party marketers, rather than purchase the natural gas commodity and delivery service from Washington Gas on a “bundled” basis. Natural gas delivered to firm customers but purchased from unregulated third party marketers represented 34.1% of total firm therms delivered during fiscal year 2009, compared to 34.4% and 33.7% of therms delivered during fiscal years 2008 and 2007, respectively. On a per unit basis, Washington Gas earns the same net revenues from delivering gas for others as it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from Washington Gas. Therefore, Washington Gas does not experience any loss in utility net revenues when customers choose to purchase the natural gas commodity from an unregulated third party marketer.

Fiscal Year 2008 vs. Fiscal Year 2007.  During the fiscal year ended September 30, 2008, total gas deliveries to firm customers were 1.261 billion therms, a decrease of 25.2 million therms, or 2.0%, in deliveries from fiscal year 2007. This comparison in natural gas deliveries to firm customers primarily reflects warmer weather in the current fiscal year than the prior year partially offset by an increase in average active customer meters of 9,687, well as the favorable effects of changes in natural gas consumption patterns due to shifts in weather patterns and non-weather related factors.

In relation to normal weather patterns, weather for fiscal year 2008 was 8.7% warmer than normal, as compared to 3.7% colder than normal for fiscal year 2007. Washington Gas’s overall weather protection strategy in 2008 and 2007 was designed to neutralize the estimated negative financial effects of warmer-than-normal weather on earnings; therefore, there were no estimated effects on net income from the warmer-than-normal weather in the fiscal year ended September 30, 2008. Including the effects of our weather protection strategies, the colder-than-normal weather in fiscal year 2007 enhanced net income by an estimated $5.4 million (pre-tax).

Natural gas delivered to firm customers but purchased from unregulated third party marketers represented 34.4% of total firm therms delivered during fiscal year 2008, compared to 33.7% and 33.3% of therms delivered during fiscal years 2007 and 2006, respectively. On a per unit basis, Washington Gas earns the same net revenues from delivering gas for others as it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from Washington Gas. Therefore, Washington Gas does not experience any loss in utility net revenues when customers choose to purchase the natural gas commodity from an unregulated third party marketer.

Gas Service to Interruptible Customers

Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers increased by 14.0 million therms, or 5.3%, in fiscal year 2009 compared to fiscal year 2008, reflecting increased demand due to colder weather. Therm deliveries to interruptible customers decreased by 9.4 million therms, or 3.4%, in fiscal year 2008 compared to fiscal year 2007, reflecting decreased demand due to warmer weather.

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

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Gas Service for Electric Generation

Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During fiscal year 2009, deliveries to these customers increased 11.6% from fiscal year 2008. During fiscal year 2008, deliveries to these customers decreased 17.7% from fiscal year 2007. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

Cost of Gas

Washington Gas’s cost of natural gas sold to customers includes both fixed and variable components. Washington Gas pays fixed costs or “demand charges” to pipeline companies for system capacity needed to transport and store natural gas. Washington Gas pays variable costs, or the cost of the natural gas commodity itself, to natural gas producers and suppliers. Variations in the utility’s cost of gas expense result from changes in gas sales volumes, the price of the gas purchased and the level of gas costs collected through the operation of firm gas cost recovery mechanisms. Under these regulated recovery mechanisms, Washington Gas records cost of gas expense equal to the cost of gas recovered from customers and included in revenues. The difference between the firm gas costs incurred and the gas costs recovered from customers is deferred on the balance sheet as an amount to be collected from or refunded to customers in future periods. Therefore, increases or decreases in the cost of gas associated with sales made to firm customers have no direct effect on Washington Gas’s net revenues and net income. Changes in the cost of gas can cause significant variations in Washington Gas’s cash provided by or used in operating activities. Washington Gas receives from or pays to its customers in the District of Columbia and Virginia, carrying costs associated with under-collected or over-collected gas costs recovered from its customers using short-term interest rates. Additionally, included in “Utility cost of gas” for Washington Gas are the net margins associated with our internal asset optimization program. To the extent these amounts are shared with customers in Virginia and the District of Columbia, they are a reduction to the cost of gas invoiced to customers. Amounts shared with Maryland customers are recorded in operating revenues. Refer to the section entitled “Market Risk—Regulated Utility Segment” for a further discussion of Washington Gas’s optimization program.

The commodity cost of gas invoiced to Washington Gas (excluding the cost and related volumes applicable to asset optimization) were $0.79, $0.89 and $0.85 per therm for fiscal years 2009, 2008 and 2007, respectively. The lower gas costs in fiscal year 2009 reflect an overall decrease in natural gas price in the wholesale market. The higher gas costs in fiscal year 2008 reflect a slight increase in the price volatility in the wholesale market. The lower gas cost in fiscal year 2007 reflects decreased price volatility. Increased gas costs generally will result in higher short-term debt levels and greater short-term interest costs to finance higher accounts receivables and storage gas inventory balances, as well as result in higher uncollectible accounts expenses.

Revenue Taxes

Revenue taxes are comprised of gross receipts taxes, PSC fees, franchise fees and energy taxes. Changes in revenue taxes are impacted by changes in the volume of gas sold and delivered. The increase in revenue taxes of $5.8 million in fiscal year 2009 compared to the prior year was mostly attributable to an increase in therm deliveries in Montgomery County and the District of Columbia in fiscal year 2009 over the prior year coupled with higher residential and commercial fuel tax rates that went into effect during the latter half of 2008. Revenue taxes were relatively unchanged when comparing fiscal year 2008 and 2007. Revenue taxes are recorded to “General taxes and other assessments” in the Statements of Income.

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

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The following table summarizes major rate applications and results.

Summary of Major Rate Increase Applications and Results

			Test Year
	Application	Effective	12 Months	Increase in Annual				Allowed
Jurisdiction	Filed	Date	Ended	Revenues (Millions)				Rate of Return

				Requested		Granted		Overall	Equity

District of Columbia(a)	12/21/06	12/31/07	06/30/06	$20.0	7.7%	$1.4	0.5%	8.12%	10.00%
District of Columbia(b)	02/07/03	11/24/03	09/30/02	18.8	9.7%	5.4	2.8%	8.42%	10.60%
District of Columbia	06/19/01	04/09/03	12/31/00	16.3	6.8%	(5.4)	(2.2)%	8.83%	10.60%

Maryland	04/20/07	11/27/07	12/31/06	33.8	5.8%	20.6	3.6%	8.20%	10.00%
Maryland	03/31/03	11/06/03	12/31/02	27.2	6.8%	2.9	0.7%	8.61%	10.75%
Maryland(c)	03/28/02	09/30/02	12/31/01	31.4	9.3%	9.3	2.8%	–	–

Virginia(d)	09/15/06	02/13/07	12/31/05	17.2	2.7%	3.9	0.6%	8.41%	10.00%
Virginia(e)	01/27/04	10/04/04	06/30/03	19.6	4.7%	–	–	8.44%	10.50%
Virginia(f)	06/14/02	11/12/02	12/31/01	23.8	6.6%	9.9	2.7%	8.44%	10.50%

(a)	The final order includes (i) a rate case filing moratorium until January 1, 2011. Any new rates may not go into effect prior to October 1, 2011; (ii) a reduction in depreciation rates for all fixed assets and (iii) amortization accounting, over a ten-year period, for initial implementation costs allocable to the District of Columbia related to our BPO plan.
(b)	The revenue increase includes a reduction for the effect of a $6.5 million lower level of pension and other post-retirement benefit costs that had been previously deferred on the balance sheet of Washington Gas as a regulatory liability. This deferral mechanism ensures that the variation in these annual costs, when compared to the levels collected from customers, does not affect net income. Additionally, the $5.4 million annual revenue increase includes an $800,000 per year increase in certain expenses that are also subject to the regulatory deferral mechanism treatment. Accordingly, the total annual effect of the Final Order on Washington Gas’s pre-tax income results in an annual increase of $11.1 million.
(c)	Application was settled without stipulating the return on common equity.
(d)	New depreciation rates were effective January 1, 2006. The new base rates went into effect subject to refund on February 13, 2007. Stipulation agreement settling the case was approved September 19, 2007. The approved Stipulation includes, among other rate design mechanisms, a PBR plan which includes: (i) a four-year delivery service base rate freeze; (ii) an earnings sharing mechanism that enables Washington Gas to share with shareholders and Virginia customers the earnings that exceed a target of 10.5% return on equity and (iii) recovery of initial implementation costs associated with achieving Washington Gas’s business processing outsourcing initiatives.
(e)	Rates went into effect, subject to refund, on February 26, 2004 under an expedited rate application. As the result of the approval of a Stipulation that resolved all issues related to this expedited rate case, Washington Gas adjusted its billing rates commencing October 4, 2004 to reflect the level of annual revenues as determined in the previous Final Order issued on December 18, 2003 and noted in (e) below.
(f)	New depreciation rates effective January 1, 2002. New base rates went into effect subject to refund on November 12, 2002. Final Order released on December 18, 2003.

The following is a discussion of significant current regulatory matters in each of Washington Gas’s jurisdictions.

District of Columbia Jurisdiction

Recovery of HHC Costs.  On May 1, 2006, Washington Gas filed two tariff applications with the PSC of DC requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the utility to recover from its delivery service customers the costs of HHCs that are being injected into Washington Gas’s natural gas distribution system to treat vaporized liquefied natural gas from the Dominion Cove Point Facility. (refer to the section entitled “Operating Issues Related to Cove Point Natural Gas Supply” in Management’s Discussion). Washington Gas had been recovering the costs of HHCs from sales customers in the District of Columbia through its Purchased Gas Charge (PGC) provision in this jurisdiction. On October 2, 2006, the PSC of DC issued an order rejecting Washington Gas’s proposed tariff revisions until the PSC of MD issued a final order related to this matter. On October 12, 2006, Washington Gas filed a Motion for Clarification requesting that the PSC of DC affirm that Washington Gas can continue collecting HHC costs from sales customers through its PGC provision or to record such HHC costs incurred as a regulatory asset pending a ruling by the PSC of DC on future cost recovery. On May 11, 2007, the PSC of DC directed Washington Gas to cease prospective recovery of the cost of HHCs through the PGC provision, with future HHC costs to be recorded as a “pending” regulatory asset. On November 16, 2007 the PSC of MD issued a Final Order in the relevant case supporting full recovery of the HHC costs in Maryland. On March 25, 2008, the PSC of DC issued an order stating that the consideration of Washington Gas’s HHC strategy will move forward and directed interested parties to submit filings reflecting a proposed procedural schedule. On June 6, 2008, Washington Gas and the DC OPC filed a joint response to the order proposing a procedural schedule and a list of issues for consideration in the case. The PSC of DC adopted the proposed issues list and approved a procedural schedule. Washington Gas and other parties subsequently filed comments, conducted discovery and the parties filed reply comments. On April 30, 2009, the PSC of DC ruled that there were unresolved issues and directed that they should be addressed in evidentiary hearings. The

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

PSC of DC issued an order establishing a procedural schedule to address these unresolved issues in the case. Initial testimony was filed May 29, 2009, and rebuttal testimony was filed on July 24, 2009.

On October 2, 2009, the Company and DC OPC filed a Joint Motion for Approval of Unanimous Agreement of Stipulation and Full Settlement with the PSC of DC (Stipulation). The parties to the Stipulation agreed that hexane commodity costs incurred by the Company to condition liquefied natural gas received in the Company’s natural gas system are recoverable expenses and that the Company is authorized to achieve full cost recovery from sales and delivery service customers of hexane commodity costs incurred prior to September 30, 2009. Additionally, the Stipulation:

(i)	approves the recovery of hexane commodity costs incurred after September 30, 2009 from sales and delivery service customers, subject to review as a component of the Company’s cost of gas;

(ii)	establishes the implementation of a coupling replacement and encapsulation program (program), wherein the Company will replace or encapsulate a portion of its mechanically coupled pipe in the District of Columbia. The program is expected to conclude in approximately seven years with total spending not to exceed $28 million;

(iii)	provides for the cost of the program to be recovered through an annual surcharge based on actual expenditures for coupling replacement and encapsulation that will become effective at the end of the existing base rate freeze (October 1, 2011). The cost will include both a return of and return on the cost of coupling replacement and encapsulation, computed in accordance with the terms of the rates currently in effect and

(iv)	establishes periodic reporting on the level of hexane injected at each of the Company’s hexane facilities with the associated commodity costs, and continued filing of leak-related information with the PSC of DC.

On October 16, 2009, the PSC of DC published a Notice of Public Interest Hearing, held on October 28, 2009. Although there is no established time frame, the Company expects the PSC of DC to issue a decision on the Stipulation during the first quarter of fiscal year 2010.

As of September 30, 2009 Washington Gas has incurred cumulative total HHC costs of $1.8 million related to the District of Columbia of which approximately $0.5 million has been recovered, $0.7 million has been charged to expense and $0.6 million has been deferred as a regulatory asset subject to the outcome of the most recent PSC of DC order. Should the PSC of DC approve the Stipulation, the $0.7 million of hexane costs previously charged to expense would be reversed to income.

Maryland Jurisdiction

Order on Previously Disallowed Purchased Gas Charges.  Each year, the PSC of MD reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’s purchased gas costs are reasonable. On March 14, 2006, in connection with the PSC of MD’s annual review of Washington Gas’s gas costs that were billed to customers in Maryland from September 2003 through August 2004, a Hearing Examiner of the PSC of MD issued a proposed order approving purchased gas charges of Washington Gas for the twelve-month period ended August 2004 except for $4.6 million (pre-tax) of such charges that the Hearing Examiner recommended be disallowed because, in the opinion of the Hearing Examiner, they were not reasonably incurred. As a result, during the fiscal year ended September 30, 2006, Washington Gas accrued a liability of $4.6 million (pre-tax) related to the proposed disallowance of these purchased gas charges. Washington Gas filed appeals with the PSC of MD asserting that the Hearing Examiner’s recommendation was without merit. On February 5, 2009, the PSC of MD issued an Order that granted the appeal and reversed the findings of the Hearing Examiner. Accordingly, the gas costs at issue were deemed recoverable from rate payers. The PSC of MD’s Order concluded that the responsibility for recovery of these costs should be assigned to the specific group of customers associated with unbundled firm delivery service, directing Washington Gas to bill such costs to those customers over a 24-month period and to provide a credit to firm bundled sales customers over the same period. As a result of this Order, the liability recorded in fiscal year 2006 for this issue was reversed in the quarter ended December 31, 2008, and Washington Gas recorded income of $4.6 million (pre-tax) to “Operating revenues-utility.” On February 25, 2009, Washington Gas filed its compliance plan with the PSC of MD which outlined the plan for returning these funds to its firm sales customers, as well as collecting funds from firm delivery service customers beginning with Washington Gas’s May 2009 billing cycle and ending with its April 2011 billing cycle. On April 29, 2009, the PSC of MD approved the Company’s plan.

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

On November 2, 2009, the Chief Hearing Examiner of the PSC of MD issued a Proposed Order of Hearing Examiner (POHE) which supports Washington Gas’s move to self-optimization of its gas assets, concluding that “the evidence on the record in this case is overwhelming that the Company’s decision to transition to self-management has in fact been prudent and resulted in substantial rate benefits...” The POHE also approves the Company’s proposal for the sharing of margins from asset optimization between the Company and customers based on a graduated, tiered approach. The POHE directs the Company to pass credits to customers through the PGC provision.

The POHE approves the Company’s current methodology for pricing storage injections. However, the POHE states that the parties will have 60 days from the date of a final order in the case to suggest any alternative pricing methods. The POHE also directs the Company to consult with the other parties to develop greater transparency and separate accounting or tracking of asset optimization activities and to provide a proposal or report within 60 days after a final order is issued.

The POHE directs the Company to include language in its tariff that would prevent losses from asset optimization activity over a full year from being passed on to ratepayers, but recognizes that timing differences or accounting adjustments, which may appear as a loss in a particular month, may occur.

The POHE will become a final order of the Commission on December 3, 2009, if not appealed by any party by December 2, 2009. The Company will have an opportunity to respond to any appeals.

Investigation Into Operating Issues Related to Cove Point Natural Gas Supply.  On February 2, 2009, the PSC of MD issued an order reopening the evidentiary proceedings in a previously established case for the purpose of investigating and considering revised solutions to the gas distribution system leak problems (refer to the section entitled “Operating Issues Related to Cove Point Natural Gas Supply” ). A technical conference was held on May 22, 2009, interested parties are currently engaged in discovery and status reports by the parties were filed with the Hearing Examiner on July 23, 2009, September 18, 2009 and November 5, 2009.

Review of the Company’s 2009-2013 Gas Portfolio Plan.  On March 19, 2009, the PSC of MD issued a letter order docketing a review of the Company’s 2009—2013 Gas Portfolio Plan and specifically noting the Company’s plans to build an on-system peaking facility on the grounds of the decommissioned Chillum gas storage holders in Chillum, Maryland. The Commission noted that the proposed Chillum peaking facility is “... controversial, primarily because of its location...” Refer to the section entitled “Chillum LNG Facility” for a further discussion of this issue. A pre-hearing conference was held on April 15, 2009, at which time interventions were granted and a procedural schedule was established. The procedural schedule has been suspended pending the resolution of motions to compel discovery. Oral arguments on the discovery motions to compel were held on August 13, 2009. The Hearing Examiner issued rulings on the motions to compel on August 18, 2009. An additional motion to compel discovery, a motion to enforce ordered discovery and a motion to consolidate review of the Company’s next Gas Portfolio Plan with the current docket have been filed in the proceeding. A hearing on the motions to compel and to enforce ordered discovery was held on October 27, 2009. The Commission considered the motion to consolidate review of the Company’s next Gas Portfolio Plan with the current docket. Washington Gas filed its response on November 5, 2009 and the Maryland Office of People’s Counsel (MD OPC) filed its response on November 16, 2009. We are currently awaiting orders from the PSC of MD.

Virginia Jurisdiction

Application for Conservation and Ratemaking Efficiency Plan.  On September 29, 2009, Washington Gas filed with the SCC of VA an application which includes a portfolio of conservation and energy efficiency programs and a decoupling mechanism which will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts. An evidentiary hearing in the proceeding is scheduled for February 1, 2010. The SCC of VA has six months from the date of the filing to issue an order.

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

Effective October 1, 2007, the SCC of VA approved the implementation of a PBR plan through the acceptance of a settlement stipulation, which includes: (i) a four-year base rate freeze; (ii)  service quality measures to be determined in conjunction with the Staff of the SCC of VA and reported quarterly for maintaining a safe and reliable natural gas distribution system while striving to control operating costs; (iii) recovery of initial implementation costs associated with achieving Washington Gas’s BPO initiatives over the four-year period of the PBR plan and (iv) an ESM that enables Washington Gas to share with shareholders and Virginia customers the earnings that exceed a target of 10.5% return on equity. The calculation of the ESM excludes $2.4 million of asset management revenues that are being refunded to customers as part of a new margin sharing agreement in Virginia.

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

On an interim basis, the Company records the effects of the ESM based on year-to-date earnings in relation to estimated annual earnings as calculated for regulatory purposes. At September 30, 2009, Washington Gas had accrued a customer liability of $3.3 million for estimated sharing under the Virginia ESM related to fiscal year 2008. In accordance with the provisions of its VA tariff, the Company began crediting customers’ bills in April 2009 for the fiscal year 2008 ESM liability. The credits will continue through March, 2010.

On November 16, 2007, the PSC of MD issued a Final Order in a rate case, which established a phase-two proceeding to review Washington Gas’s request to implement a PBR plan and issues raised by the parties associated with Washington Gas’s BPO agreement. On September 4, 2008, a Proposed Order of Hearing Examiner was issued in this phase-two proceeding. Consistent with Washington Gas’s current accounting methodology, the Proposed Order approved 10-year amortization accounting for initial implementation costs related to Washington Gas’s BPO plan. At September 30, 2009 and 2008, we had recorded a regulatory asset of $7.4 million and $6.8 million, respectively, net of amortization, related to initial implementation costs allocable to Maryland associated with our BPO plan. Washington Gas’s application seeking approval of a PBR plan was denied. Additionally, the Proposed Order (i) directs Washington Gas to obtain an independent management audit related to issues raised in the phase-two proceeding and (ii) directs the initiation of a collaboration process in which Washington Gas is directed to engage in discussions with the Staff of the PSC of MD (MD Staff), the MD OPC and interested parties to develop appropriate customer service metrics and a periodic form for reporting results similar to the metrics filed by Washington Gas as part of the approved settlement in Virginia. This Proposed Order has been appealed by the MD Staff, the MD OPC and other parties. Washington Gas’s Reply Memorandum on Appeal was filed on November 5, 2008. A final decision by the PSC of MD is pending.

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

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (concluded)

On April 13, 2007, Washington Gas filed the portion of the depreciation study related to the Maryland jurisdiction. A separate proceeding was established on May 2, 2007, by the PSC of MD to review Washington Gas’s request to implement new depreciation rates. On October 25, 2007, Washington Gas filed a 2007 technical update of the Maryland depreciation study based on property, plant and equipment balances as of December 31, 2006. Hearings were held May 12 and 13, 2008. Initial briefs were filed on July 16, 2008 and reply briefs were filed on August 6, 2008. On October 15, 2008, a Proposed Order of Hearing Examiner was issued in Maryland, which would reduce Washington Gas’s annual depreciation expense related to the Maryland jurisdiction by approximately $11.2 million when new depreciation rates are implemented, with a corresponding decrease in annual revenues on a prospective basis to be reflected in future billing rates. Reflected in this reduction in depreciation expense, among other things, are: (i) a change in methodology for calculating accrued asset removal costs and (ii) the designation of certain insurance and relocation reimbursements as salvage value. This reduction in depreciation expense will not impact annual operating income and will not prevent the recovery of our capital investment; however, it will have the effect of deferring full recovery of our capital investment into future years. On November 14, 2008, Washington Gas and MD OPC noted appeals of the October 15, 2008 Proposed Order, thus suspending its effective date. Both Washington Gas and the MD OPC filed Memoranda on Appeal on November 24, 2008, Washington Gas, the MD OPC and the Staff of the PSC of MD filed Reply Memoranda on December 15, 2008. We are currently awaiting a final decision by the PSC of MD.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WGL Holdings, Inc.
Consolidated Balance Sheets
Part II
Item 8. Financial Statements and Supplementary Data

	September 30,

(In thousands)	2009	2008

ASSETS
Property, Plant and Equipment
At original cost	$3,242,413	$3,184,247
Accumulated depreciation and amortization	(973,272)	(975,945)

Net property, plant and equipment	2,269,141	2,208,302

Current Assets
Cash and cash equivalents	7,845	6,164
Receivables
Accounts receivable	172,117	190,589
Gas costs and other regulatory assets	77,173	26,543
Unbilled revenues	80,594	50,134
Allowance for doubtful accounts	(20,969)	(17,101)

Net receivables	308,915	250,165

Materials and supplies—principally at average cost	23,626	21,117
Storage gas—at cost (first-in, first-out)	237,681	406,629
Deferred income taxes	–	7,616
Other prepayments	82,415	32,290
Other	23,032	18,368

Total current assets	683,514	742,349

Deferred Charges and Other Assets
Regulatory assets
Gas costs	13,996	50,797
Pension and other post-retirement benefits	308,544	133,989
Other	53,904	58,417
Prepaid qualified pension benefits	–	24,683
Other	20,791	25,006

Total deferred charges and other assets	397,235	292,892

Total Assets	$3,349,890	$3,243,543

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,097,698	$1,047,564
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	561,830	603,738

Total capitalization	1,687,701	1,679,475

Current Liabilities
Current maturities of long-term debt	82,592	75,994
Notes payable	183,851	270,955
Accounts payable and other accrued liabilities	213,529	243,123
Wages payable	15,294	14,106
Accrued interest	3,598	4,200
Dividends declared	18,758	18,070
Customer deposits and advance payments	52,908	46,074
Gas costs and other regulatory liabilities	14,842	12,180
Deferred income taxes	5,155	–
Accrued taxes	17,119	12,129
Other	26,970	51,648

Total current liabilities	634,616	748,479

Deferred Credits
Unamortized investment tax credits	10,761	11,360
Deferred income taxes	323,505	272,227
Accrued pensions and benefits	273,289	131,097
Asset retirement obligations	32,641	30,388
Regulatory liabilities
Accrued asset removal costs	319,173	306,014
Other	14,310	14,974
Other	53,894	49,529

Total deferred credits	1,027,573	815,589

Commitments and Contingencies (Note 13)

Total Capitalization and Liabilities	$3,349,890	$3,243,543

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Income
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands, except per share data)	2009	2008	2007

OPERATING REVENUES
Utility	$1,481,089	$1,536,443	$1,497,274
Non-utility	1,225,767	1,091,751	1,148,734

Total Operating Revenues	2,706,856	2,628,194	2,646,008

OPERATING EXPENSES
Utility cost of gas	805,119	869,333	875,811
Non-utility cost of energy-related sales	1,153,166	1,047,146	1,079,378
Operation and maintenance	297,471	282,558	275,344
Depreciation and amortization	95,357	95,007	90,605
General taxes and other assessments	114,054	102,544	100,023

Total Operating Expenses	2,465,167	2,396,588	2,421,161

OPERATING INCOME	241,689	231,606	224,847
Other Income—Net	2,181	2,525	3,378
Interest Expense
Interest on long-term debt	40,432	39,930	40,047
Other—net	4,471	6,867	8,821

Total Interest Expense	44,903	46,797	48,868
Dividends on Washington Gas preferred stock	1,320	1,320	1,320

INCOME BEFORE INCOME TAXES	197,647	186,014	178,037
INCOME TAX EXPENSE	77,274	69,491	70,137

NET INCOME APPLICABLE TO COMMON STOCK	$120,373	$116,523	$107,900

AVERAGE COMMON SHARES OUTSTANDING
Basic	50,104	49,607	49,172
Diluted	50,382	49,912	49,377

EARNINGS PER AVERAGE COMMON SHARE
Basic	$2.40	$2.35	$2.19
Diluted	$2.39	$2.33	$2.19

DIVIDENDS DECLARED PER COMMON SHARE	$1.4575	$1.4075	$1.3650

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2009	2008	2007

OPERATING ACTIVITIES
Net income applicable to common stock	$120,373	$116,523	$107,900
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	95,357	95,007	90,605
Amortization of:
Other regulatory assets and liabilities—net	3,350	2,666	1,613
Debt related costs	785	925	1,038
Deferred income taxes—net	67,401	5,863	6,866
Accrued/deferred pension cost	(2,204)	(4,219)	1,517
Compensation expense related to equity awards	2,160	4,111	5,370
Provision for doubtful accounts	22,435	19,958	9,645
Other non-cash credits—net	(125)	(1,894)	(1,766)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues	(30,555)	(65,019)	(5,082)
Gas costs and other regulatory assets/liabilities—net	(47,968)	(19,093)	5,127
Storage gas	168,948	(111,740)	1,172
Other prepayments	(52,513)	(4,379)	(12,506)
Accounts payable and other accrued liabilities	(34,505)	33,479	18,862
Wages payable	1,188	629	(284)
Customer deposits and advance payments	6,834	(3,172)	(349)
Accrued taxes	4,990	356	391
Accrued interest	(602)	(16)	918
Other current assets	(7,173)	350	475
Other current liabilities	(24,678)	28,498	8,734
Deferred gas costs—net	36,801	(24,556)	(14,291)
Deferred assets—other	(18,662)	(10,808)	(8,175)
Deferred liabilities—other	(7,466)	(2,385)	(4,535)
Other—net	2,916	878	53

Net Cash Provided by Operating Activities	307,087	61,962	213,298

FINANCING ACTIVITIES
Common stock issued	5,131	14,064	11,659
Long-term debt issued	64,875	63,285	1,446
Long-term debt retired	(76,012)	(21,110)	(1,009)
Debt issuance costs	(181)	–	(16)
Notes payable issued (retired)—net	(87,104)	86,708	6,871
Dividends on common stock	(72,387)	(69,136)	(66,818)
Other financing activities—net	(820)	482	681

Net Cash Provided by (Used in) Financing Activities	(166,498)	74,293	(47,186)

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(138,908)	(134,961)	(164,531)
Other investing activities—net	–	–	(1,061)

Net Cash Used in Investing Activities	(138,908)	(134,961)	(165,592)

INCREASE IN CASH AND CASH EQUIVALENTS	1,681	1,294	520
Cash and Cash Equivalents at Beginning of Year	6,164	4,870	4,350

Cash and Cash Equivalents at End of Period	$7,845	$6,164	$4,870

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$41,294	$67,086	$69,976
Interest paid	$44,378	$46,850	$47,541
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Retirement of debt related to project financing	$24,494	$–	$–
Capital Expenditures included in accounts payable and other accrued liabilities	$(3,791)	$(7,217)	$(1,069)

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Capitalization
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands, except shares)	2009		2008

Common Shareholders’ Equity
Common stock, no par value, 120,000,000 shares authorized, 50,143,484 and 49,916,883 shares issued, respectively	$514,501		$507,105
Paid-in capital	13,516		14,398
Retained Earnings	576,122		527,812
Accumulated other comprehensive loss, net of taxes	(6,441)		(1,751)

Total Common Shareholders’ Equity	1,097,698	65.0%	1,047,564	62.4%

Preferred Stock
WGL Holdings, Inc., without par value, 3,000,000 shares authorized, none issued	–		–
Washington Gas Light Company, without par value, 1,500,000 shares authorized—issued and outstanding:
$4.80 series, 150,000 shares	15,000		15,000
$4.25 series, 70,600 shares	7,173		7,173
$5.00 series, 60,000 shares	6,000		6,000

Total Preferred Stock	28,173	1.7%	28,173	1.7%

Long-Term Debt
Washington Gas Light Company Unsecured Medium-Term Notes
Due fiscal year 2009, 5.49% to 6.92%	–		75,000
Due fiscal year 2010, 1.19% and 3.61%	50,000		50,000
Due fiscal year 2010, 7.70%	24,000		24,000
Due fiscal year 2011, 6.64%	30,000		30,000
Due fiscal year 2012, 5.90% to 6.05%	77,000		77,000
Due fiscal year 2014, 4.88% to 5.17%	67,000		67,000
Due fiscal year 2015, 4.83%	20,000		20,000
Due fiscal year 2016, 5.17%	25,000		25,000
Due fiscal year 2019, 7.46%	50,000		–
Due fiscal year 2023, 6.65%	20,000		20,000
Due fiscal year 2025, 5.44%	40,500		40,500
Due fiscal year 2027, 6.40% to 6.82%	125,000		125,000
Due fiscal year 2028, 6.57% to 6.85%	52,000		52,000
Due fiscal year 2030, 7.50%	8,500		8,500
Due fiscal year 2036, 5.70% to 5.78%	50,000		50,000

Total Unsecured Medium Term-Notes	639,000		664,000
Other long-term debt	5,465		15,785
Unamortized discount	(43)		(53)
Less—current maturities	82,592		75,994

Total Long-Term Debt	561,830	33.3%	603,738	35.9%

Total Capitalization	$1,687,701	100.00%	$1,679,475	100.00%

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Common Shareholders’ Equity
and Comprehensive Income
Part II
Item 8. Financial Statements and Supplementary Data (continued)

					Accumulated
					Other
					Comprehensive
	Common Stock		Paid-In	Retained	Loss, Net of
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Taxes	Total

Balance at September 30, 2006	48,878,499	$477,671	$8,178	$440,587	$(4,629)	$921,807
Net income	–	–	–	107,900	–	107,900
Minimum pension liability adjustment, net of taxes	–	–	–	–	1,230	1,230

Comprehensive income						109,130
Impact of initially applying SFAS No. 158 (ASC Topic 715), net of taxes	–	–	–	–	207	207
Stock-based compensation	437,712	12,586	4,250	–	–	16,836
Dividends declared on common stock ($1.3650 per share)	–	–	–	(67,213)	–	(67,213)

Balance at September 30, 2007	49,316,211	490,257	12,428	481,274	(3,192)	980,767
Net income	–	–	–	116,523	–	116,523
Post-retirement benefits adjustment, net of taxes	–	–	–	–	1,441	1,441

Comprehensive income						117,964
Stock-based compensation	600,672	16,848	1,970	–	–	18,818
Dividends declared on common stock ($1.4075 per share)	–	–	–	(69,985)	–	(69,985)

Balance at September 30, 2008	49,916,883	507,105	14,398	527,812	(1,751)	1,047,564
Net income	–	–	–	120,373	–	120,373
Post-retirement benefits adjustment, net of taxes	–	–	–	–	(4,690)	(4,690)

Comprehensive income						115,683
Impact of applying SFAS No. 157 (ASC Topic 820) adjustment, net of taxes	–	–	–	1,012	–	1,012
Stock-based compensation	226,601	7,396	(882)	–	–	6,514
Dividends declared on common stock ($1.4575 per share)	–	–	–	(73,075)	–	(73,075)

Balance at September 30, 2009	50,143,484	$514,501	$13,516	$576,122	$(6,441)	$1,097,698

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Balance Sheets
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands)	2009	2008

ASSETS
Property, Plant and Equipment
At original cost	$3,206,576	$3,152,259
Accumulated depreciation and amortization	(950,706)	(954,974)

Net property, plant and equipment	2,255,870	2,197,285

Current Assets
Cash and cash equivalents	5,160	3,680
Receivables
Accounts receivable	70,382	105,132
Gas costs and other regulatory assets	77,173	26,543
Unbilled revenues	20,905	18,584
Allowance for doubtful accounts	(18,617)	(15,736)

Net receivables	149,843	134,523

Materials and supplies—principally at average cost	23,573	21,065
Storage gas—at cost (first-in, first-out)	168,800	322,617
Deferred income taxes	–	8,429
Other prepayments	39,690	34,375
Receivables from associated companies	10,441	4,636
Other	11,531	4,833

Total current assets	409,038	534,158

Deferred Charges and Other Assets
Regulatory assets
Gas costs	13,996	50,797
Pension and other post-retirement benefits	306,918	133,326
Other	53,904	58,400
Prepaid qualified pension benefits	–	24,612
Other	11,846	24,188

Total deferred charges and other assets	386,664	291,323

Total Assets	$3,051,572	$3,022,766

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$966,439	$935,049
Preferred stock	28,173	28,173
Long-term debt	561,830	603,745

Total capitalization	1,556,442	1,566,967

Current Liabilities
Current maturities of long-term debt	82,592	75,000
Notes payable	124,811	231,013
Accounts payable and other accrued liabilities	125,295	166,060
Wages payable	14,622	13,638
Accrued interest	3,598	4,200
Dividends declared	18,008	17,695
Customer deposits and advance payments	52,908	46,074
Gas costs and other regulatory liabilities	14,842	12,180
Deferred income taxes	9,285	–
Accrued taxes	15,434	11,281
Payables to associated companies	11,390	22,746
Other	12,929	38,249

Total current liabilities	485,714	638,136

Deferred Credits
Unamortized investment tax credits	10,462	11,355
Deferred income taxes	326,921	279,818
Accrued pensions and benefits	271,859	130,478
Asset retirement obligations	31,627	29,469
Regulatory liabilities
Accrued asset removal costs	319,173	306,014
Other	14,307	14,973
Other	35,067	45,556

Total deferred credits	1,009,416	817,663

Commitments and Contingencies (Note 13)

Total Capitalization and Liabilities	$3,051,572	$3,022,766

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2009	2008	2007

OPERATING REVENUES
Utility	$1,505,875	$1,552,344	$1,513,839
Non-utility	41	66	242

Total Operating Revenues	1,505,916	1,552,410	1,514,081

OPERATING EXPENSES
Utility cost of gas	829,905	885,234	892,376
Operation and maintenance	257,874	252,915	248,817
Depreciation and amortization	93,562	93,189	88,893
General taxes and other assessments	109,522	98,721	96,493

Total Operating Expenses	1,290,863	1,330,059	1,326,579

OPERATING INCOME	215,053	222,351	187,502
Other Income—Net	1,683	1,894	2,560
Interest Expense
Interest on long-term debt	40,425	39,890	39,956
Other—net	3,708	5,466	5,109

Total Interest Expense	44,133	45,356	45,065

INCOME BEFORE INCOME TAXES	172,603	178,889	144,997
INCOME TAX EXPENSE	66,018	64,707	54,497

NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	$106,585	$114,182	$90,500
Dividends on preferred stock	1,320	1,320	1,320

NET INCOME APPLICABLE TO COMMON STOCK	$105,265	$112,862	$89,180

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Year Ended September 30,

(In thousands)	2009	2008	2007

OPERATING ACTIVITIES
Net income before preferred stock dividends	$106,585	$114,182	$90,500
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	93,562	93,189	88,893
Amortization of:
Other regulatory assets and liabilities—net	3,350	2,666	1,613
Debt related costs	785	885	947
Deferred income taxes—net	69,009	13,559	4,249
Accrued/deferred pension cost	(2,198)	(4,199)	1,488
Compensation expense related to equity awards	2,052	3,547	4,827
Provision for doubtful accounts	18,567	16,761	7,884
Other non-cash credits—net	(419)	(1,892)	(1,762)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies	10,938	(66,381)	(12,389)
Gas costs and other regulatory assets/liabilities—net	(47,968)	(19,093)	5,127
Storage gas	153,817	(106,846)	1,471
Other prepayments	(8,070)	(5,188)	(14,595)
Accounts payable and other accrued liabilities and payables to associated companies	(57,350)	34,387	14,654
Wages payable	984	255	(150)
Customer deposits and advance payments	6,834	(3,072)	(349)
Accrued taxes	4,153	260	(74)
Accrued interest	(602)	(16)	918
Other current assets	(9,206)	611	2,553
Other current liabilities	(25,320)	19,055	9,831
Deferred gas costs—net	36,801	(24,556)	(14,291)
Deferred assets—other	(10,505)	(13,872)	(5,210)
Deferred liabilities—other	(24,241)	(4,871)	(5,261)
Other—net	3,893	850	(924)

Net Cash Provided by Operating Activities	325,451	50,221	179,950

FINANCING ACTIVITIES
Long-term debt issued	64,875	63,285	1,446
Long-term debt retired	(76,011)	(20,117)	(15)
Debt issuance costs	(181)	–	(16)
Notes payable issued (retired)—net	(106,202)	108,965	49,273
Dividends on common stock and preferred stock	(71,457)	(69,711)	(68,138)
Other financing activities—net	(830)	513	681

Net Cash Provided by (Used in) Financing Activities	(189,806)	82,935	(16,769)

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(134,165)	(133,633)	(162,049)
Other investing activities—net	–	–	(1,061)

Net Cash Used in Investing Activities	(134,165)	(133,633)	(163,110)

INCREASE IN CASH AND CASH EQUIVALENTS	1,480	(477)	71
Cash and Cash Equivalents at Beginning of Year	3,680	4,157	4,086

Cash and Cash Equivalents at End of Period	$5,160	$3,680	$4,157

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$26,897	$59,108	$56,619
Interest paid	$43,615	$45,449	$43,829
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Retirement of debt related to project financing	$24,494	$–	$–
Capital Expenditures included in accounts payable and other accrued liabilities	$(3,473)	$(7,532)	$(1,007)

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Capitalization
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands, except shares)	2009		2008

Common Shareholder’s Equity
Common stock, $1 par value, 80,000,000 shares authorized, 46,479,536 shares issued, respectively	$46,479		$46,479
Paid-in capital	469,026		467,761
Retained Earnings	457,375		422,560
Accumulated other comprehensive loss, net of taxes	(6,441)		(1,751)

Total Common Shareholder’s Equity	966,439	62.1%	935,049	59.7%

Preferred Stock
Washington Gas Light Company, without par value, 1,500,000 shares authorized—issued and outstanding:
$4.80 series, 150,000 shares	15,000		15,000
$4.25 series, 70,600 shares	7,173		7,173
$5.00 series, 60,000 shares	6,000		6,000

Total Preferred Stock	28,173	1.8%	28,173	1.8%

Long-Term Debt
Washington Gas Light Company Unsecured Medium-Term Notes
Due fiscal year 2009, 5.49% to 6.92%	–		75,000
Due fiscal year 2010, 1.19% and 3.61%	50,000		50,000
Due fiscal year 2010, 7.70%	24,000		24,000
Due fiscal year 2011, 6.64%	30,000		30,000
Due fiscal year 2012, 5.90% to 6.05%	77,000		77,000
Due fiscal year 2014, 4.88% to 5.17%	67,000		67,000
Due fiscal year 2015, 4.83%	20,000		20,000
Due fiscal year 2016, 5.17%	25,000		25,000
Due fiscal year 2019, 7.46%	50,000		–
Due fiscal year 2023, 6.65%	20,000		20,000
Due fiscal year 2025, 5.44%	40,500		40,500
Due fiscal year 2027, 6.40% to 6.82%	125,000		125,000
Due fiscal year 2028, 6.57% to 6.85%	52,000		52,000
Due fiscal year 2030, 7.50%	8,500		8,500
Due fiscal year 2036, 5.70% to 5.78%	50,000		50,000

Total Unsecured Medium Term-Notes	639,000		664,000
Other long-term debt	5,465		14,791
Unamortized discount	(43)		(46)
Less—current maturities	82,592		75,000

Total Long-Term Debt	561,830	36.1%	603,745	38.5%

Total Capitalization	$1,556,442	100.00%	$1,566,967	100.00%

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Common Shareholder’s Equity
and Comprehensive Income
Part II
Item 8. Financial Statements and Supplementary Data (continued)

					Accumulated
					Other
					Comprehensive
	Common Stock		Paid-In	Retained	Loss,
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Net of Taxes	Total

Balance at September 30, 2006	46,479,536	$46,479	$458,907	$356,596	$(4,629)	$857,353
Net income	–	–	–	90,500	–	90,500
Minimum pension liability adjustment, net of taxes	–	–	–	–	1,230	1,230

Comprehensive income						91,730
Impact of initially applying SFAS No. 158 (ASC Topic 715), net of taxes	–	–	–	–	207	207
Stock-based compensation(a)	–	–	4,633	–	–	4,633
Dividends declared:
Common stock	–	–	–	(67,213)	–	(67,213)
Preferred stock	–	–	–	(1,320)	–	(1,320)

Balance at September 30, 2007	46,479,536	46,479	463,540	378,563	(3,192)	885,390
Net income	–	–	–	114,182	–	114,182
Post-retirement benefits adjustment, net of taxes	–	–	–	–	1,441	1,441

Comprehensive income						115,623
Stock-based compensation(a)	–	–	4,221	–	–	4,221
Dividends declared:
Common stock	–	–	–	(68,865)	–	(68,865)
Preferred stock	–	–	–	(1,320)	–	(1,320)

Balance at September 30, 2008	46,479,536	46,479	467,761	422,560	(1,751)	935,049
Net income	–	–	–	106,585	–	106,585
Post-retirement benefits adjustment, net of taxes	–	–	–	–	(4,690)	(4,690)

Comprehensive income						101,895
Stock-based compensation(a)	–	–	1,265	–	–	1,265
Dividends declared:
Common stock	–	–	–	(70,450)	–	(70,450)
Preferred stock	–	–	–	(1,320)	–	(1,320)

Balance at September 30, 2009	46,479,536	$46,479	$469,026	$457,375	$(6,441)	$966,439

(a)	Stock-based compensation is based on the stock awards of WGL Holdings that are allocated to Washington Gas Light Company for its pro-rata share.

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

Washington Gas is a regulated public utility that sells and delivers natural gas to approximately 1.1 million customers primarily in the District of Columbia, and the surrounding metropolitan areas in Maryland and Virginia. Deliveries to firm residential and commercial customers accounted for 78.1% of the total therms delivered to customers by Washington Gas in fiscal year 2009. Deliveries to interruptible customers accounted for 16.0% and deliveries to customers who use natural gas to generate electricity accounted for 5.9%. These amounts do not include deliveries related to Washington Gas’s asset optimization program discussed further below. Hampshire operates an underground natural gas storage facility that provides services exclusively to Washington Gas. Hampshire is regulated under a cost of service tariff by the Federal Energy Regulatory Commission (FERC). Both Washington Gas and Hampshire comprise our regulated utility segment.

The retail energy-marketing segment consists of the operations of WGEServices which competes with regulated utilities and other unregulated third party marketers to sell natural gas and electricity directly to residential, commercial and industrial customers with the objective of earning a profit through competitive pricing. The commodities that WGEServices sells are delivered to retail customers through assets owned by regulated utilities. Washington Gas delivers the majority of natural gas sold by WGEServices, and unaffiliated electric utilities deliver all of the electricity sold. During the fiscal year ended September 30, 2009, WGEServices contracted for and completed the construction of one Solar PV facility, which includes ownership of the operational asset, and has contracted for two additional facilities that are expected to be completed by December 31, 2009. Other than these facilities, WGEServices does not own or operate any natural gas or electric generation, production, transmission or distribution assets. At September 30, 2009, WGEServices served approximately 151,000 residential, commercial and industrial natural gas customers and approximately 113,000 residential, commercial and industrial electricity customers located in Maryland, Virginia, Delaware and the District of Columbia.

The design-build energy systems segment comprises WGESystems, which provides design-build energy efficient and sustainable solutions to government and commercial clients under construction contracts. Refer to Note 15—Operating Segment Reporting for further discussion of our segments.

     CONSOLIDATION OF FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of WGL Holdings and its subsidiaries during the fiscal years reported. Inter-company transactions have been eliminated.

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
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (comprised principally of utility plant) is stated at original cost, including labor, materials, taxes and overhead costs incurred during the construction period. The cost of utility and other plant of Washington Gas includes an allowance for funds used during construction (AFUDC) that is calculated under a formula prescribed by our regulators. Washington Gas capitalizes AFUDC as a component of construction overhead. The before-tax rates for AFUDC for fiscal years 2009, 2008 and 2007 were 0.35%, 5.46% and 6.27%, respectively. As a result of decreased construction balances and significant decreases in short-term debt interest rates, Washington Gas made an adjustment of $383,800 to reduce the amount of capitalized AFUDC for the fiscal year ended September 30, 2009. Washington Gas capitalized AFUDC of $999,000 and $869,000 during the fiscal years ended September 30, 2008 and 2007, respectively.

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

Washington Gas charges maintenance and repairs to operating expenses, except those charges applicable to transportation and power-operated equipment, which it allocates to operating expenses, construction and other accounts based on the use of the equipment. Washington Gas capitalizes betterments and renewal costs, and calculates depreciation applicable to its utility gas plant in service primarily using a straight-line method over the estimated remaining life of the plant. The composite depreciation and amortization rate of the regulated utility segment was 3.12% during fiscal year 2009, and 3.23% and 3.19% during fiscal years 2008 and 2007, respectively. In accordance with regulatory requirements, such rates include a component related to asset removal costs for Washington Gas. Washington Gas periodically reviews the adequacy of its depreciation rates by considering estimated remaining lives and other factors. Refer to Note 13—Commitments and Contingencies for a discussion of depreciation-related contingencies.

At September 30, 2009 and 2008, 99.7% and 99.8%, respectively, of WGL Holdings’ consolidated original cost of property, plant and equipment was related to the regulated utility segment as shown below.

Property, Plant and Equipment at Original Cost

At September 30,	2009		2008

(In millions)	Dollars	%	Dollars	%

Regulated utility segment
Distribution, transmission and storage	$2,890.6	89.2	$2,791.2	87.7
General, miscellaneous and intangibles	293.1	9.0	314.1	9.9
Construction work in progress (CWIP)	49.4	1.5	71.8	2.2

Total regulated utility segment	3,233.1	99.7	3,177.1	99.8
Unregulated segments	9.3	0.3	7.1	0.2

Total	$3,242.4	100.0	$3,184.2	100.0

     OPERATING LEASES

We have classified the lease of our corporate headquarters as an operating lease. We amortize to rent expense the total of all scheduled lease payments (including lease payment escalations) and tenant allowances on a straight-line basis over the term of the lease. For this purpose, the lease term began on the date when the lessor commenced constructing the leasehold improvements which allowed us to occupy our corporate headquarters. Leasehold improvement costs are classified as “Property, Plant and Equipment” on the Balance Sheets, and are being amortized to depreciation and amortization expense on a straight-line basis over the 15-year non-cancelable period of the lease. Refer to Note 13—Commitments and Contingencies for financial data for all of our operating leases.

     REGULATED OPERATIONS

Washington Gas accounts for its regulated operations in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 980, Regulated Operations (ASC Topic 980). This standard includes accounting principles for companies whose rates are determined by independent third party regulators. When setting rates, regulators may require us to record costs as expense in different periods than may be appropriate for unregulated enterprises. When this occurs, Washington Gas defers the associated costs as assets (regulatory assets) on its balance sheet and records them as expenses on its income statement as it collects the

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

revenues designed to recover these costs through customers’ rates. Further, regulators can also impose liabilities upon a company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities).

Effective January 1, 2008, Washington Gas revised its regulatory practice associated with the treatment of certain indirect overhead costs related to its construction activities for its fixed assets. The new treatment will be applicable to the determination of the revenue required to recover such costs in accordance with ASC Topic 980 for all subsequent periods and has been adopted for all jurisdictions. The revision consists of measuring internal labor costs that are spent on the administration of the construction program and including these costs in the overhead rates that are allocated to its constructed assets. This treatment is in accordance with regulatory rules applicable to fixed asset accounting and is common practice within the public utility industry. The result of this treatment for the fiscal year ended September 30, 2008 was to capitalize $1.1 million (pre-tax) of costs.

In fiscal year 2009, Washington Gas adopted a revised practice associated with the capitalization of incentive compensation costs related to its construction activities for fixed assets. This accounting is in accordance with the regulatory rules applicable to fixed asset accounting and is common place within the public utility industry. The result of this treatment for the fiscal year ended September 30, 2009 was to capitalize $1.4 million (pre-tax) of costs.

At September 30, 2009 and 2008, we had recorded the following regulatory assets and liabilities on its balance sheets. These assets and liabilities will be recognized as expenses or revenues in future periods as they are reflected in customers’ rates.

Regulatory Assets and Liabilities

	Regulatory		Regulatory
(In millions)	Assets		Liabilities

At September 30,	2009	2008	2009	2008

Current:
Gas costs due from/to customers	$71.7	$19.2	$7.0	$7.4
Interruptible sharing	3.8	5.3	4.1	–
Earnings Sharing Mechanism (ESM)(a)(b)	–	–	3.3	4.8
Weather Normalization Adjustment (WNA) billing mechanism(b)	–	2.0	–	–
Capacity Allocation Charge	1.7	–	–	–
Revenues Normalization Adjustment (RNA) billing mechanism(c)	–	–	0.4	–

Total current	77.2	26.5	14.8	12.2

Deferred:
Accrued asset removal costs	–	–	319.2	306.0
Deferred gas costs	14.0	50.8	–	–
Pension and other post-retirement benefits
Other post-retirement benefit costs—trackers(d)	6.1	8.7	–	–
Deferred pension costs/income—trackers(d)	20.2	13.9	–	–
ASC Topic 715 unrecognized costs/income(e)
Pensions	173.5	52.6	–	–
Other post-retirement benefits	106.7	56.3	–	–
Other curtailment costs for pensions & other
post-retirement benefits(f)	2.0	2.5	–	–

Total pension and other post-retirement benefits	308.5	134.0	–	–
Other
Income tax-related amounts due from/to customers	22.8	26.4	9.3	9.7
Losses/gains on issuance and extinguishments of debt and interest-rate derivative instruments(g)	8.3	8.2	1.7	1.6
Deferred gain on sale of assets	–	–	3.0	3.2
Environmental response costs	2.8	2.8	–	–
Rights-of-way fees	0.5	1.1	–	–
Other costs—Business Process Outsourcing (BPO)	13.2	12.6	–	–
Sabbatical leave and other similar benefits	3.1	6.1	–	–
Other regulatory expenses	3.2	1.2	0.3	0.5

Total other	53.9	58.4	14.3	15.0

Total deferred	376.4	243.2	333.5	321.0

Total	$453.6	$269.7	$348.3	$333.2

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

(a)  Refer to the section entitled “Performance-Based Rate Plans” under Note 13—Commitments and Contingencies for a further discussion of these amounts.

(b)	Relates to the Virginia jurisdiction.

(c)	Relates to the Maryland jurisdiction.

(d)	Relates to the District of Columbia.

(e)	Refer to Note 10—Pension and Other Post-Retirement Benefit Plans for a further discussion of these amounts.

(f)	Represents curtailment costs related to Virginia and Maryland associated with our BPO plan. Curtailment costs related to the District of Columbia are included in “Other post-retirement benefits—trackers” and “Deferred pension costs/income—trackers”.
(g)	The losses or gains on the issuance and extinguishment of debt and interest-rate derivative instruments include unamortized balances from transactions executed in prior fiscal years. These transactions create gains and losses that are amortized over the remaining life of the debt as prescribed by regulatory accounting requirements.

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

As required by ASC Topic 980, Washington Gas monitors its regulatory and competitive environment to determine whether the recovery of its regulatory assets continues to be probable. If Washington Gas were to determine that recovery of these assets is no longer probable, it would write off the assets against earnings. We have determined that ASC Topic 980 continues to apply to our regulated operations, and the recovery of our regulatory assets is probable.

     CASH AND CASH EQUIVALENTS

We consider all investments with original maturities of three months or less to be cash equivalents. We did not have any restrictions on our cash balances that would impact the payment of dividends by WGL Holdings or our subsidiaries as of September 30, 2009.

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

Cost of Gas.  Washington Gas’s jurisdictional tariffs contain mechanisms that provide for the recovery of the cost of gas incurred on behalf of firm customers, including related pipeline transportation and storage capacity charges. Under these mechanisms, Washington Gas periodically adjusts its firm customers’ rates to reflect increases and decreases in these costs. Under or over-collections of gas costs in the current cycle are charged or credited to deferred charges or credits on the balance sheet as non-current regulatory assets or liabilities. Amounts deferred at the end of the cycle, August 31 of each year, are fully reconciled and transferred to current assets or liabilities under the balance sheet captions “Gas costs and other regulatory assets” and “Gas costs and other regulatory liabilities.” These balances are recovered or refunded to customers over the subsequent 12 month period.

Revenue Taxes.  Revenue taxes such as gross receipts taxes, Public Service Commission (PSC) fees, franchise fees and energy taxes are reported gross in operating revenues. Refer to Note 15—Operating Segment Reporting for amounts recorded related to revenue taxes.

Transportation Gas Imbalance.  Interruptible shippers and third party marketer shippers transport gas on Washington Gas’s distribution system as part of the unbundled services that it offers. The delivered volumes of gas from third party shippers into Washington Gas’s distribution system often do not equal the volumes delivered to those customers, resulting in transportation gas imbalances. These imbalances are usually short-term in duration, and Washington Gas monitors the activity and regularly notifies the shippers when their accounts have an imbalance. In accordance with regulatory treatment, Washington Gas does not record a receivable from or liability to third party marketers associated with gas volumes related to these transportation imbalances but, rather, reflects the financial impact as a regulatory asset or liability related to its gas cost adjustment mechanism, thereby eliminating any profit or loss that would occur as a result of the imbalance. The regulatory treatment combines the imbalance for all marketers,

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

including WGEServices, into a single “net” adjustment to the regulatory asset or liability. Refer to Note 16—Related Party Transactions for a further discussion of the accounting for these imbalance transactions.

Asset Optimization Program.  Washington Gas optimizes the value of its long-term natural gas transportation and storage capacity resources by entering into physical and financial transactions in the form of forwards, swaps and option contracts for periods when these resources are not being used to physically serve utility customers. Refer to “Derivative Activities” below for a further discussion of the accounting for derivative transactions entered into under this program. Regulatory sharing mechanisms in all three jurisdictions allow the profit from these transactions to be shared between Washington Gas’s customers and shareholders. The customer portion does not affect earnings.

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

All unrealized fair value gains and losses and margins generated from the physical and financial settlement of these asset optimization contracts are recorded in utility cost of gas or, in the case of amounts to be shared with rate payers, regulatory liabilities. In conjunction with optimizing Washington Gas’s storage capacity, storage gas inventory may be subject to lower of cost or market adjustments. Washington Gas recorded a lower of cost or market adjustment after the effects of regulatory sharing of $8.4 million and $2.5 million during the fiscal years ended September 30, 2009 and 2008, respectively related to its storage gas inventory, which was recorded to “Utility cost of gas.” No such adjustments were made during the fiscal year ended September 30, 2007.

     Non-Utility Operations

Retail Energy-Marketing Segment.  WGEServices sells natural gas and electricity on an unregulated basis to residential, commercial and industrial customers both inside and outside the Washington Gas service territory.

WGEServices enters into indexed or fixed-rate contracts with residential, commercial and industrial customers, for sales of natural gas and electricity. Customer contracts, which typically have terms less than 24 months, but may extend up to five years, allow WGEServices to bill customers based upon metered gas and electricity usage, measured on a cycle basis, at customer premises or based on quantities delivered to the local utility, either of which may vary by month. The billing cycles for customers do not coincide with the accounting periods used for financial reporting purposes; therefore, WGEServices accrues unbilled revenues for gas and electricity delivered, but not yet billed, at the end of each accounting period. Revenues are reflected in “Operating Revenues—Non utility.”

WGEServices procures natural gas and electricity supply under contract structures in which it assembles the various components of supply from multiple suppliers to match its customer requirements. The cost of natural gas and electricity for these purchases is recorded using the contracted volumes and prices in “Non-Utility cost of energy-related sales.”

Design-Build Energy Systems Segment.  WGESystems recognizes income and expenses for all construction contracts using the percentage-of-completion method in “Operating Revenues—Non-utility” and “Non-Utility cost of energy-related sales.”

     RATE REFUNDS DUE TO CUSTOMERS

When Washington Gas files a request with certain regulatory commissions to modify customers’ rates, it is permitted to charge customers new rates, subject to refund, until the regulatory commission renders a final decision on the amount of the authorized change in rates. During this interim period, Washington Gas records a provision for a rate refund regulatory liability based on the difference between the amount it collects in rates and the amount it expects to recover from a final regulatory decision. Similarly, Washington Gas periodically records provisions for rate refunds related to other transactions. Actual results for these regulatory contingencies are often difficult to predict and could differ significantly from the estimates reflected in the financial statements. When necessary, Washington Gas establishes a liability for an estimated refund to customers. Refer to Note 13—Commitments and Contingencies for a further discussion of regulatory matters and related contingencies.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

     REACQUISITION OF LONG-TERM DEBT

Washington Gas defers gains or losses resulting from the reacquisition of long-term debt as regulatory liabilities or assets for financial reporting purposes, and amortizes them over future periods as adjustments to interest expense in accordance with established regulatory practice. For income tax purposes, Washington Gas recognizes these gains and losses when they are incurred.

     WEATHER-RELATED INSTRUMENTS

Periodically, we purchase certain weather-related instruments, such as weather insurance policies, heating degree day (HDD) derivatives and cooling degree day (CDD) derivatives. We account for these weather related instruments in accordance with ASC Subtopic 815-45, Derivatives and Hedging—Weather Derivatives. For weather insurance policies and HDD derivatives, benefits or costs are ultimately recognized to the extent actual HDDs fall above or below the contractual HDDs for each instrument. Benefits or costs are recognized for CDD derivatives when the average temperature exceeds a contractually stated level during the contract period. Premiums for weather-related instruments are amortized based on the pattern of normal temperature days over the coverage period. Weather-related instruments for which we collect a premium are carried at fair value. Washington Gas’s weather related instrument premium expense or benefit are not considered in establishing retail rates. Washington Gas does not purchase such instruments for jurisdictions in which it has received rate mechanisms that compensate it on a normal weather basis. Refer to Note 5—Derivative and Weather-Related Instruments for a further discussion of our weather-related instruments.

     CONCENTRATION OF CREDIT RISK

     Regulated Utility Segment

Washington Gas has a relatively low concentration of customer credit risk due to its large number of customers, none of which is singularly large as a percentage of Washington Gas’s total customer base. Although Washington Gas has credit monitoring policies and procedures which are designed to limit its exposure, it has credit risk to the extent the implementation of such controls are not effective in mitigating all of its risk. Certain wholesale suppliers that sell natural gas to Washington Gas either have relatively low credit ratings or are not rated by major credit rating agencies. In the event of a supplier’s failure to deliver contracted volumes of gas, Washington Gas may need to replace those volumes at prevailing market prices, which may be higher than the original transaction prices, and pass these costs through to its sales customers under the purchased gas cost adjustment mechanisms. Additionally, Washington Gas enters into contracts with wholesale counterparties to buy and sell natural gas for the purpose of optimizing the value of its long-term capacity and storage assets, as well as for hedging natural gas costs and interest costs. In the event of a default by these counterparties, Washington Gas may be at risk for financial loss to the extent these costs are not passed through to its customers.

     Retail Energy-Marketing Segment

WGEServices has credit monitoring policies and procedures which are designed to limit its credit risk exposure; however, it has credit risk to the extent the implementation of such controls are not effective in mitigating all of its risk. Certain suppliers that sell natural gas or electricity to WGEServices have either relatively low credit ratings or are not rated by major credit rating agencies. Depending on the ability of these suppliers to deliver natural gas or electricity under existing contracts, WGEServices could be financially exposed for the difference between the price at which WGEServices has contracted to buy these commodities and their replacement cost from another supplier. Additionally, WGEServices enters into contracts with third parties to hedge the costs of natural gas and electricity. Depending on the ability of the third parties to fulfill their commitments, WGEServices could be at risk for financial loss.

WGEServices is also exposed to the risk of non-payment of invoiced sales by its retail customers. WGEServices manages this risk by evaluating the credit quality of new customers as well as by monitoring collections from existing customers. To the extent necessary, WGEServices can obtain collateral from, or terminate service to, its customers.

     DERIVATIVE ACTIVITIES

WGEServices enters into both physical and financial contracts for the purchase and sale of natural gas and electricity. We designate a portion of these physical contracts related to the purchase of natural gas and electricity to serve our customers as “normal purchases and normal sales;” therefore, they are not subject to the mark-to-market accounting requirements of ASC Topic 815, Derivatives and Hedging. The financial contracts and the portion of the physical contracts that qualify as derivative instruments and

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

are subject to the mark-to-market accounting requirements are recorded on the balance sheet at fair value and are reflected in earnings. Washington Gas enters into both physical and financial derivative contracts for the purchase and sale of natural gas, which are subject to mark-to-market accounting. Changes in the fair value of derivative instruments recoverable or refundable to customers and therefore subject to ASC Topic 980, are recorded as regulatory assets or liabilities while changes in the fair value of derivative instruments not affected by rate regulation are reflected in earnings.

As part of its asset optimization program, Washington Gas enters into derivative contracts related to the sale and purchase of natural gas at a future price to substantially lock-in operating margins that Washington Gas will ultimately realize. The derivatives used under this program may cause significant period-to-period volatility in earnings for the portion of net profits retained for shareholders; however, this volatility will not change the margins that Washington Gas will ultimately realize from these transactions. In accordance with ASC Topic 815, all financially and physically settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas”.

From time to time Washington Gas also utilizes derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of Medium-Term Notes (MTNs). Gains or losses associated with these derivative transactions are deferred as regulatory assets or liabilities and amortized to interest expense in accordance with regulatory accounting requirements. Refer to Note 5—Derivative and Weather-Related Instruments for a further discussion of our derivative activities.

     INCOME TAXES

We recognize deferred income tax assets and liabilities for all temporary differences between the financial statement basis and the tax basis of assets and liabilities, including those where regulators prohibit deferred income tax treatment for ratemaking purposes of Washington Gas. Regulatory assets or liabilities, corresponding to such additional deferred income tax assets or liabilities, may be recorded to the extent recoverable from or payable to customers through the ratemaking process. Refer to the table under “Regulated Operations” above that depicts Washington Gas’s regulatory assets and liabilities associated with income taxes due from and to customers at September 30, 2009 and 2008. Amounts applicable to income taxes due from and due to customers primarily represent differences between the book and tax basis of net utility plant in service. We amortize investment tax credits as reductions to income tax expense over the estimated service lives of the related properties. Refer to Note 9—Income Taxes which provides detailed financial information related to our income taxes.

     STOCK-BASED COMPENSATION

We account for stock-based compensation expense in accordance with ASC Topic 718, Compensation—Stock Compensation (ASC Topic 718) which requires us to measure and recognize stock-based compensation expense in our financial statements based on the fair value at the date of grant for our share-based awards, which include performance shares, performance units, stock options granted to certain employees and shares issued to directors. In addition, we estimate forfeitures over the requisite service period when recognizing compensation expense; these estimates are periodically adjusted to the extent to which actual forfeitures differ from such estimates. Refer to Note 11—Stock-Based Compensation for a further discussion of the accounting for our stock-based compensation plans.

     ASSET RETIREMENT OBLIGATIONS

Washington Gas accounts for its asset retirement obligations (AROs) in accordance with ASC Subtopic 410-20, Asset Retirement and Environmental Obligations—Asset Retirement Obligations. Our asset retirement obligations include the costs to cut, purge and cap our natural gas distribution system, remove asbestos and plug storage wells upon their retirement. These standards require recording the estimated retirement cost over the life of the related asset by depreciating the present value of the retirement obligation, measured at the time of the asset’s acquisition, and accreting the liability until it is settled. There are timing differences between the ARO-related accretion and depreciation amounts being recorded pursuant to GAAP and the recognition of depreciation expense for legal asset removal costs that we are currently recovering in rates. These timing differences are recorded as a reduction to “Regulatory liabilities—Accrued asset removal costs” in accordance with ASC Topic 980. We do not have any assets that are legally restricted related to the settlement of asset retirement obligations.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

     PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (part of ASC Topic 715, Compensation—Retirement Benefits), which amended SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions and SFAS 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit post-retirement plan as an asset or liability on its balance sheet, and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. Additionally, upon adoption companies were required to record the initial impact of SFAS No. 158 directly to accumulated other comprehensive income (loss), net of taxes. This amount represents the initial recognition in the balance sheet of unrecognized costs associated with actuarial net losses and gains, prior service costs and transition obligations which had previously been presented for disclosure purposes only.

Washington Gas adopted SFAS No. 158 prospectively effective September 30, 2007. Almost all costs associated with Washington Gas’s defined benefit post-retirement plans have historically been, and will continue to be, recovered through Washington Gas’s rates. Therefore, following the guidance in SFAS No. 158, upon adoption of SFAS No. 158 Washington Gas established a regulatory asset or liability for the majority of the unrecognized costs or income associated with its defined benefit post-retirement plans. To the extent these amounts are not recovered through Washington Gas’s rates, they were recorded directly to “Accumulated other comprehensive loss, net of taxes.” At September 30, 2007, the incremental effect of applying SFAS No. 158 on our balance sheet was as follows:

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

Refer to Note 10—Pension and Other Post-Retirement Benefit Plans for disclosures regarding the funded status of Washington Gas’s defined benefit post-retirement plans.

     ACCOUNTING STANDARDS ADOPTED IN FISCAL YEAR 2009

Subsequent Events.  In May 2009, the FASB issued SFAS No. 165, Subsequent Events (now included in ASC Topic 855, Subsequent Events). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 does not apply to the accounting for and disclosure of subsequent events addressed in other generally accepted accounting principles. Effective June 30, 2009, we adopted SFAS No. 165 for disclosures of events or transactions not within the scope of other applicable GAAP. Refer to Note 17—Subsequent Events for the required disclosure under this standard.

Fair Value.  In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (now part of ASC Topic 825, Financial Instruments). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107 to require disclosures about fair value of financial instruments for interim reporting periods. This rule also amends Accounting Principles Board (APB) Opinion No. 28 to require disclosures about fair value of financial instruments in summarized

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

financial information at interim reporting periods. This guidance was effective for us on June 30, 2009. Refer to Note 14—Fair Value of Financial Instruments for the required disclosure under this standard.

Effective October 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (now part of ASC Topic 820, Fair Value Measurements and Disclosures), as amended, for our financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit assets or liabilities to be measured at fair value, and does not require any new fair value measurements. Additionally, SFAS No. 157 requires retrospective application to financial instruments that were measured at fair value upon initial recognition at the transaction price. Upon adoption, the differences between the carrying amounts and the fair values of these instruments were recognized as a cumulative-effect adjustment to the opening balance of retained earnings or other appropriate components of net assets. As a result, WGL Holdings recorded a pre-tax $1.7 million cumulative-effect adjustment ($1.0 million after-tax) to increase the opening balance of retained earnings. Additionally, Washington Gas recorded a $4.7 million cumulative effect adjustment to the opening balance of regulatory assets, as these differences relate to gas costs that will be recoverable from customers. Refer to Note 14—Fair Value of Financial Instruments for the required disclosures under this standard.

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

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (FSP FAS 157-4). This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased, and for identifying circumstances that indicate a transaction is not orderly. This FSP requires disclosure, in interim and annual periods, of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The guidance in this FSP was effective for us on June 30, 2009. Refer to Note 14—Fair Value of Financial Instruments for the required disclosure under this standard.

Derivative Instruments.  In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (now part of ASC Topic 815, Derivatives and Hedging). SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This statement requires (i) qualitative disclosures about how and why we use derivative instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. SFAS No. 161 was effective for us on January 1, 2009. Refer to Note 5—Derivative and Weather-Related Instruments for the required disclosures under this standard.

In April 2007, the FASB issued FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39. This FSP amends FIN 39, Offsetting of Amounts Related to Certain Contracts, to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Additionally, it permits a reporting entity to offset the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The guidance in this FSP was effective for us on October 1, 2008. As a result of the implementation of this standard, we net the fair value recorded for each of our cash collateral positions against the net fair value amounts recorded for the associated derivative instruments executed under the same master netting arrangement. There were no material effects on prior periods. At September 30, 2009, and September 30, 2008, WGL Holdings had collateral receivables totaling $34.6 million and $400,000, respectively, which were not eligible to be offset under master netting arrangements. This collateral reflects lower market prices for energy, compared to the contracted purchase price of energy supplies. WGL Holdings had no collateral payables outstanding at either September 30, 2009 or September 30, 2008. Washington Gas had no collateral receivables or payables under master netting arrangements at either September 30, 2009 or September 30, 2008. Refer to Note 5—Derivative and Weather-Related Instruments for other required disclosures under this standard.

Accounting Standards Codification.  In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-01, Topic 105—Generally Accepted Accounting Principles—Amendments Based on SFAS No. 168—The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC). The ASC is now the single source of authoritative U.S. GAAP recognized by the FASB, replacing all previous U.S. GAAP. The Codification does not change U.S. GAAP, however it

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

significantly changes the way in which the accounting literature is organized. The adoption of this standard did not have a material effect on our consolidated financial statements.

     OTHER NEWLY ISSUED ACCOUNTING STANDARDS

Post Retirement Benefits.  In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132(R)-1), now part of ASC Topic 715-20-65. FSP FAS 132(R)-1 contains amendments to ASC Topic 715 that are intended to improve disclosures of postretirement benefit plan assets. This ASU requires; (i) increased disclosure on how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (ii) the major categories of plan assets; (iii) the inputs and valuation techniques used to measure the fair value of plan assets; (iv) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (v) significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for us on September 30, 2010. We are currently evaluating the possible effect of this standard on our consolidated financial statements.

Fair Value.  In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), now part of ASC Topic 820-10-55. This FSP was adopted on October 1, 2008 in conjunction with our implementation of ASC 820, Fair Value Measurements and Disclosures. ASC 820-10-55, delays the effective date of ASC 820 for the Company by one year (October 1, 2009) for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are currently evaluating the possible effect on our consolidated financial statements of applying ASC Topic 820-10-55 to our non-financial assets and liabilities.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures—Measuring Liabilities at Fair Value (ASU Topic 820-10). This ASU provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, for the fair value measurement of liabilities. ASU 820-10 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using; (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset, or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of Topic 820. ASU Topic 820-10 is effective for us on October 1, 2009. We are currently evaluating the possible effect of this standard on our consolidated financial statements.

Other.  In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC Topic 810-10-65 is effective for us on October 1, 2009. We are currently evaluating the possible effect of this standard on our consolidated financial statements.

2.	ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The tables below provide details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets for both WGL Holdings and Washington Gas.

WGL Holdings, Inc.

	September 30,

(In thousands)	2009	2008

Accounts payable—trade	$174,098	$204,283
Employee benefits and payroll accruals	28,813	22,823
Other accrued liabilities	10,618	16,017

Total	$213,529	$243,123

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas Light Company

	September 30,

(In thousands)	2009	2008

Accounts payable—trade	$90,630	$131,630
Employee benefits and payroll accruals	26,530	20,631
Other accrued liabilities	8,135	13,799

Total	$125,295	$166,060

3.	SHORT-TERM DEBT

WGL Holdings and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. We maintain revolving credit agreements to support our outstanding commercial paper and to permit short-term borrowing flexibility. Our policy is to maintain bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. The following is a summary of our committed credit available at September 30, 2009.

Committed Credit Available (In millions)
	WGL Holdings	Washington Gas

Committed credit agreements

Unsecured revolving credit facility, expires August 3, 2012(a)	$400.0	$300.0

Total committed credit agreements	400.0	300.0
Less: Commercial Paper	(59.0)	(124.8)

Net committed credit available	$341.0	$175.2

(a)	Both WGL Holdings and Washington Gas have the right to request extensions with the banks’ approval. WGL Holdings’ revolving credit facility permits it to borrow an additional $50 million, with the banks’ approval, for a total of $450 million. Washington Gas’s revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $400 million.

At September 30, 2009 and September 30, 2008, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper and/or bank loans from revolving credit facilities of $183.8 million and $271.0 million, respectively. Of the outstanding notes payable balance at September 30, 2009, all borrowings were in the form of commercial paper in the amount of $59.0 million issued by WGL Holdings and $124.8 million issued by Washington Gas. At September 30, 2009 there were no outstanding bank loans from WGL Holdings’ or Washington Gas’s revolving credit facilities. Of the outstanding notes payable balance at September 30, 2008, $23.0 million and $231.0 million was commercial paper issued by WGL Holdings and Washington Gas, respectively. In addition, WGL Holdings had $17.0 million in outstanding bank loans under its revolving credit facility and there were no outstanding bank loans from Washington Gas’s revolving credit facility.

Depending on the type of borrowing option chosen under our revolving credit facilities, loans may bear interest at variable rates based on the Eurodollar rate, the higher of the prime lending rate or the Fed Funds effective rate, or at a competitive rate determined through auction. WGL Holdings and Washington Gas may elect to have the principal balance of the loans outstanding at maturity continue as non-revolving term loans for a period of one year from the maturity date. An additional 0.25% premium shall be applied to the pricing of the non-revolving term loans. Facility fees related to these revolving credit facilities for both companies are based on the long-term debt ratings of Washington Gas. In the event the long-term debt of Washington Gas is downgraded below certain levels, WGL Holdings and Washington Gas would be required to pay higher facility fees.

During fiscal year 2009, Washington Gas had five open credit agreements with commercial banks that permitted Washington Gas to borrow up to $125 million. Depending on the type of borrowing option chosen, loans may bear interest at variable rates based on the Eurodollar rate or the higher of the prime lending rate or the Fed Funds effective rate plus a margin, or a combination thereof.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

During the fiscal year ended September 30, 2009, Washington Gas did not borrow from any of the credit agreements. As of September 30, 2009, each of the five credit agreements has expired.

Under the terms of our credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization can not exceed 0.65 to 1.0 (65.0%). In addition, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. The failure to inform the lenders’ agent of changes in these areas deemed material in nature might constitute default under the agreements. Additionally, WGL Holdings’ or Washington Gas’s failure to pay principal or interest when due on any of its other indebtedness may be deemed to be a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At September 30, 2009, we were in compliance with all of the covenants under our revolving credit facilities.

4.	LONG-TERM DEBT

     FIRST MORTGAGE BONDS

The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by Washington Gas, other than a small amount of property that is expressly excluded. Washington Gas had no debt outstanding under the Mortgage at September 30, 2009 and 2008. Any FMBs that may be issued in the future will represent indebtedness of Washington Gas.

     SHELF REGISTRATION

At September 30, 2009, Washington Gas had the capacity under a shelf registration to issue up to $450.0 million of additional MTNs.

     UNSECURED MEDIUM-TERM NOTES

Washington Gas issues unsecured MTNs with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance. At September 30, 2009 and 2008, outstanding MTNs were $639.0 million and $664.0 million, respectively. At September 30, 2009 and 2008, the weighted average interest rate on all outstanding MTNs was 5.82% and 5.95%, respectively.

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

The table below shows MTN issuances and retirements for the years ended September 30, 2009 and 2008.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

MTN Issuances and Retirements

		Interest	Nominal
(In millions)	Principal	Rate	Maturity Date

Year Ended September 30, 2009

Issuances:
12/5/2008	$50.0	7.46%	12/5/2018

Total	$50.0

Retirements:
10/21/2008	$5.0	5.49%	10/21/2008
10/21/2008	20.0	5.49%	10/21/2008
7/9/2009	10.0	6.92%	7/9/2009
7/9/2009	10.0	6.92%	7/9/2009
7/9/2009	10.0	6.92%	7/9/2009
7/9/2009	7.2	6.92%	7/9/2009
7/9/2009	12.8	6.92%	7/9/2009

Total	$75.0

		Interest	Nominal
(In millions)	Principal	Rate	Maturity Date

Year Ended September 30, 2008

Issuances:
8/26/2008	$50.0	3.61%	08/26/2010(a	)

Total	$50.0

Retirements:
8/11/2008	$12.1	6.60%	8/11/2008
8/12/2008	3.0	6.61%	8/12/2008
8/18/2008	3.5	6.55%	8/18/2008
8/18/2008	1.5	6.51%	8/18/2008

Total	$20.1

(a)	Floating rate MTN at 80 basis points over the 3-month LIBOR with a call option at 100 percent of par value to redeem the MTNs on or after February 26, 2009. Interest rate resets quarterly on November, February, May, and August 26 of each year until maturity.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

     LONG-TERM DEBT MATURITIES

Maturities of long-term debt for each of the next five fiscal years and thereafter as of September 30, 2009 are summarized in the following table.

Long-Term Debt Maturities(a)

(In millions)	MTNs	Other(b)	Total

2010(c)	$82.5	$0.1	$82.6
2011	30.0	0.1	30.1
2012	77.0	0.1	77.1
2013	–	–	–
2014	67.0	–	67.0
Thereafter	382.5	–	382.5

Total (before project debt financing)	639.0	0.3	639.3
Project debt financing(d)	–	5.1	5.1

Total	639.0	5.4	644.4
Less: current maturities	82.5	0.1	82.6

Total non-current	$556.5	$5.3	$561.8

(a)	Excludes unamortized discounts of $43 thousand at September 30, 2009.
(b)	Includes the current portion of capital lease obligations.

(c)	Assumes the exercise of a put option by the MTN debt holders of $8.5 million in 2010.

(d)	Project debt financing is anticipated to be a non-cash extinguishment. Refer to Note 13—Commitments and Contingencies for a further discussion of this construction project financing.

5.	DERIVATIVE AND WEATHER-RELATED INSTRUMENTS

     DERIVATIVE INSTRUMENTS

To the extent that the information below is being disclosed under the requirements of SFAS No. 161 (now part of ASC Topic 815, Derivatives and Hedging), no prior period information is presented. Under the standard, only information after the date of implementation, January 1, 2009, is required to be disclosed. Therefore, only September 30, 2009 balances are being disclosed for the balance sheet information and, only activity for the nine month period ended September 30, 2009 is being disclosed for the income statement information.

     Regulated Utility Operations

Washington Gas enters into physical and financial contracts related to the sale and purchase of natural gas that qualify as derivative instruments and are accounted for under ASC Topic 815. Additionally, from time to time, Washington Gas utilizes derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of debt. These derivative instruments are recorded at fair value on our balance sheet and Washington Gas does not designate any derivatives as hedges under ASC Topic 815. Washington Gas’s derivative contracts relate to: (i)  Washington Gas’s asset optimization program; (ii) managing price risk associated with the purchase of gas to serve utility customers and (iii) managing interest rate risk.

Asset Optimization.  Washington Gas optimizes the value of its long-term natural gas transportation and storage capacity resources during periods when these resources are not being used to physically serve utility customers. Specifically, Washington Gas utilizes: (i) its transportation capacity assets to benefit from favorable natural gas price differentials between different geographic locations and (ii) its storage capacity assets to benefit from favorable natural gas price differentials between different time periods. As part of this asset optimization program, Washington Gas enters into physical and financial derivative transactions in the form of forwards, swaps and option contracts to lock-in operating margins that Washington Gas will ultimately realize. Regulatory sharing mechanisms in all three jurisdictions allow the profit from these transactions to be shared between Washington Gas’s shareholders and customers; therefore, any changes in fair value are recorded through earnings, or as regulatory assets or liabilities, to the extent that gains and losses associated with these derivative instruments will be included in the rates charged to customers. The derivatives used under this program are subject to mark-to-market accounting treatment. This treatment may cause significant period-to-period

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

volatility in earnings from unrealized gains and losses associated with these valuation changes for the portion of net profits to be retained for shareholders; however, this volatility does not change the locked-in operating margins that Washington Gas will ultimately realize from these transactions. In accordance with ASC Topic 815, all physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas”. Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for 2009 were $12.2 million.

Managing Price Risk.  As a part of managing price risk associated with its natural gas supply to utility customers, Washington Gas enters into forward contracts, option contracts, financial swap contracts and other contracts that are accounted for as derivative instruments. Any gains and losses associated with these derivatives are recorded as regulatory liabilities or assets, respectively, to reflect the rate treatment for these economic hedging activities.

Managing Interest Rate Risk.  Washington Gas utilizes derivative instruments from time to time that are designed to minimize the risk of interest-rate volatility associated with planned issuances of debt securities. Any gains and losses associated with these types of derivatives are recorded as regulatory liabilities or assets, respectively, and amortized in accordance with regulatory requirements, which is typically over the life of the newly issued debt.

     Non-Utility Operations

WGEServices enters into certain derivative contracts as part of managing the price risk associated with the sale and purchase of natural gas and electricity to its retail customers. These derivatives may cause significant period-to-period volatility in earnings; however, this volatility will not change the operating margins that WGEServices will ultimately realize from the sales to its customers. Derivative instruments are recorded at fair value on our consolidated balance sheets. WGEServices does not designate these derivatives as hedges under ASC Topic 815; therefore, changes in the fair value of these derivative instruments are reflected in the earnings of our retail energy-marketing segment.

     Consolidated Operations

Reflected in the tables below is information for WGL Holdings as well as Washington Gas. The information for WGL Holdings includes derivative instruments for both Washington Gas and WGEServices.

At September 30, 2009, the absolute notional amounts of our derivatives are as follows.

Absolute Notional Amounts
of Open Positions on Derivative Instruments

	Notional Amounts

Derivative transactions	WGL Holdings	Washington Gas

Natural Gas (In millions of therms)
Asset Optimization	1,445.9	1,445.9
Retail sales	4.0	–
Other risk-management activities	477.7	301.7
Electricity (in kWhs)
Retail sales	2,057.0	–
Other risk-management activities	6,006.0	–
Interest Rate swaps (notional amount in millions)	$24.0	$24.0

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The following tables present the balance sheet classification for all derivative instruments.

WGL Holdings, Inc.
Balance Sheet Classification of Derivative Instruments
As of September 30, 2009

(In millions)

	Derivative	Derivative	Netting of
Balance Sheet location	Assets	Liabilities	Collateral	Total

Other current assets	$23.6	$(7.8)	$–	$15.8
Deferred charges and other assets—other	13.2	(5.4)	–	7.8
Other current liabilities(a)	5.4	(26.0)	1.4	(19.2)
Deferred credits—other	24.4	(48.0)	3.7	(19.9)

Total	$66.6	$(87.2)	$5.1	$(15.5)

Washington Gas Light Company
Balance Sheet Classification of Derivative Instruments
As of September 30, 2009

(In millions)

	Derivative	Derivative	Netting of
Balance Sheet location	Assets	Liabilities	Collateral	Total

Other current assets	$19.1	$(7.6)	$–	$11.5
Deferred charges and other assets—other	8.0	(5.4)	–	2.6
Other current liabilities(a)	2.9	(8.5)	–	(5.6)
Deferred credits—other	23.9	(27.5)	–	(3.6)

Total	$53.9	$(49.0)	$–	$4.9

(a)	Includes liability for interest rate swaps of $0.7 million.

The following tables present all gains and losses associated with derivative instruments for the nine months ended September 30, 2009.

Gains and Losses on Derivative Instruments
Nine Months Ended September 30, 2009

(In millions)	WGL Holdings	Washington Gas

Recorded to income
Operating revenues—non-utility	$(8.7)	$–
Utility cost of gas	0.1	0.1
Non-utility cost of energy-related sales	(19.8)	–
Recorded to regulatory assets
Gas costs	(6.6)	(6.6)
Other(a)	(0.4)	(0.4)

Total	$(35.4)	$(6.9)

(a)	Represents net loss from interest rate swaps

Certain of Washington Gas’s derivative instruments contain contract provisions that require collateral to be posted if the credit rating of Washington Gas’s debt falls below certain levels. Certain of WGEServices derivative instruments contain contract provisions that require collateral to be posted if the credit rating of WGL Holdings falls below certain levels or if counterparty exposure to WGEServices exceeds a certain level. Due to counterparty exposure levels, at September 30, 2009, WGEServices’ posted $5.1 million of collateral related to its derivative liabilities that contained credit-related contingent features. Washington Gas was not required to post any collateral at September 30, 2009. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required to be

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

posted related to the net fair value of our derivative instruments if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on September 30, 2009.

Potential Collateral Requirements for Derivative Liabilities
with Credit-risk-Contingent Features

(In millions)	WGL Holdings	Washington Gas

Derivative liabilities with credit-risk-contingent features	$67.5	$38.9
Maximum potential collateral requirements	29.0	3.1

Neither Washington Gas nor WGEServices enters into derivative contracts for speculative purposes.

     Concentration of Credit Risk

Both Washington Gas and WGEServices are exposed to credit risk associated with agreements with wholesale counterparties that are accounted for as derivative instruments. We have credit policies in place that are designed to mitigate credit risk associated with wholesale counterparties through a requirement for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. For certain counterparties or their guarantors that meet this policy’s credit worthiness criteria, both Washington Gas and WGEServices grant unsecured credit which is continuously monitored. Additionally, our agreements with wholesale counterparties contain netting provisions which allow the receivable and payable exposure related to each counterparty to be offset. At September 30, 2009, four counterparties each represented over 10% of Washington Gas’s credit exposure to wholesale derivative counterparties, for a total credit risk of $12.1 million related to those four counterparties. WGEServices did not have any significant concentrations of credit risk associated with its wholesale counterparties at September 30, 2009.

     WEATHER-RELATED INSTRUMENTS

     Regulated Utility Operations

On October 1, 2008, Washington Gas purchased and sold heating degree day (HDD) derivatives to protect against variations from normal weather in the District of Columbia from October 1, 2008 through September 30, 2009. During fiscal year 2008, Washington Gas also purchased weather insurance to protect against warmer-than normal weather in the District of Columbia.

During the fiscal year 2009, Washington Gas recorded a pre-tax loss of $3.3 million including amortization expense, related to its weather derivatives as a result of colder-than-normal weather. For the fiscal year 2008, Washington Gas recorded a pre-tax benefit, net of premium costs and look-back provision, of $1.1 million, related to its insurance policy as a result of the warmer-than-normal weather. During the fiscal year ended September 30, 2007, Washington Gas recorded a pre-tax expense of $3.6 million related to both its weather insurance policy and weather derivative as a result of colder-than-normal weather. Benefits and expenses associated with Washington Gas’s weather-related instruments are recorded to “Operation and maintenance” expense.

On September 21, 2009, Washington Gas executed an HDD derivative contract to manage its exposure to variations from normal weather in the District of Columbia during fiscal year 2010. This derivative contract resulted in a premium payment to Washington Gas of $2.1 million recognized on the balance sheet as a liability.

     Non-Utility Operations

WGEServices utilizes weather-related derivatives for managing the financial effects of weather risks. These derivatives cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts provide for payment to WGEServices of a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. WGEServices recorded a pre-tax benefit of $1.6 million and amortization expense of $2.4 million related to these derivatives in fiscal year 2009. For fiscal year 2008, WGEServices recorded a pre-tax benefit of $1.3 million and amortization expense of $1.6 million related to these derivatives. For fiscal year 2007, WGEServices recorded amortization expense of $1.7 million related to these derivatives.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

6.	COMMON STOCK — WGL HOLDINGS

     COMMON STOCK OUTSTANDING

Shares of common stock outstanding were 50,143,484 and 49,916,883 at September 30, 2009 and 2008 respectively.

     COMMON STOCK RESERVES

At September 30, 2009, there were 3,390,670 authorized, but unissued, shares of common stock reserved under the following plans.

Common Stock Reserves
Reserve for:	Number of Shares

1999 Incentive compensation plan(a)	426,061
Omnibus incentive compensation plan(b)	1,700,000
Dividend reinvestment and common stock purchase plan	607,830
Employee savings plans	637,196
Directors’ stock compensation plan	19,583

Total common stock reserves	3,390,670

(a)	Included are shares that potentially could be issued and that would reduce the 1999 Incentive Compensation Plan shares authorized. These shares include 846,207 shares dedicated to stock options issued but not exercised, and 91,171 shares dedicated to performance shares granted but not vested. If stock options exercised or performance shares vested under this Plan exceed amounts in reserve, WGL Holdings may settle these obligations in cash. Effective March 1, 2007, no further awards will be granted under the 1999 Plan.
(b)	Effective March 1, 2007, WGL Holdings adopted a shareholder-approved Omnibus Incentive Compensation Plan to replace on a prospective basis the 1999 Plan. Included are shares that potentially could be issued and that would reduce the Omnibus Incentive Compensation Plan shares authorized. These shares include 186,725 shares dedicated to performance shares granted but not vested.

Refer to Note 11—Stock-Based Compensation for a discussion regarding our stock-based compensation plans.

7.	PREFERRED STOCK

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

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

8.	EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive (refer to Note 11—Stock-Based Compensation). The following table reflects the computation of our basic and diluted EPS for the fiscal years ended September 30, 2009, 2008 and 2007.

Basic and Diluted EPS
	Years Ended September 30,

(In thousands, except per share data)	2009	2008	2007

Basic earnings per average common share:
Net Income applicable to common stock	$120,373	$116,523	$107,900
Average common shares outstanding—basic	50,104	49,607	49,172

Basic earnings per average common share	$2.40	$2.35	$2.19

Diluted earnings per average common share:
Net Income applicable to common stock	$120,373	$116,523	$107,900

Average common shares outstanding—basic	50,104	49,607	49,172
Stock-based compensation plans	278	305	205

Total average common shares outstanding—diluted	50,382	49,912	49,377

Diluted earnings per average common share	$2.39	$2.33	$2.19

For the fiscal years ended September 30, 2009 and 2008, we did not exclude any weighted average outstanding stock options from the calculation of diluted EPS. For the fiscal years ended September 30, 2007, we had weighted average stock options outstanding totaling 398,000 shares, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

9.	INCOME TAXES

Washington Gas adopted the provisions of FIN 48 (now part of ASC Topic 740, Income Taxes) on October 1, 2007. As a result of the implementation, Washington Gas recognized no change in our recorded assets or liabilities for unrecognized income tax benefits. As of September 30, 2009 and 2008, we did not have a liability for unrecognized tax benefits, and we do not anticipate that this will change materially during the next year.

Washington Gas recognizes any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. During the fiscal year ended September 30, 2009 and 2008, we did not recognize any expense for interest or penalties on uncertain tax positions, and do not have any amounts accrued as of September 30, 2009 and 2008, respectively, for the payment of interest and penalties on uncertain tax positions.

We file consolidated federal and District of Columbia returns and various state income tax returns. We are no longer subject to income tax examinations by the Internal Revenue Service for years before September 30, 2006. Substantially all state income tax years in major jurisdictions are closed for years before September 30, 2005.

We file a consolidated federal income tax return. WGL Holdings and each of its subsidiaries also participate in a tax sharing agreement that establishes the method for allocating tax benefits from losses to various subsidiaries that are utilized on a consolidated federal income tax return. In fiscal year 2009, Washington Gas realized $534,000 of tax savings from this tax sharing agreement that was reflected as a tax benefit on Washington Gas’s Statements of Income. During fiscal years 2008 and 2007, Washington Gas realized $1.2 million and $1.5 million, respectively, of tax savings as a result of this tax sharing agreement. The effect of this allocation of benefits to Washington Gas has no effect on our consolidated financial statements. State income tax returns are filed on a separate

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

company basis in most states where we have operations and/or a requirement to file. For the District of Columbia, we file a consolidated return.

The tables below provide the following for WGL Holdings and Washington Gas: (i) the components of income tax expense; (ii) a reconciliation between the statutory federal income tax rate and the effective income tax rate and (iii) the components of accumulated deferred income tax assets and liabilities at September 30, 2009 and 2008.

WGL Holdings, Inc.
Components of Income Tax Expense
	Years Ended September 30,

(In thousands)	2009	2008	2007

INCOME TAX EXPENSE
Current:
Federal	$4,637	$54,683	$53,915
State	6,142	9,840	10,252

Total current	10,779	64,523	64,167

Deferred:
Federal
Accelerated depreciation	46,331	5,574	4,529
Other	14,280	(3,823)	(3,155)
State
Accelerated depreciation	3,880	2,357	2,302
Other	2,910	1,755	3,190

Total deferred	67,401	5,863	6,866

Amortization of investment tax credits	(906)	(895)	(896)

Total income tax expense	$77,274	$69,491	$70,137

WGL Holdings, Inc.
Reconciliation Between the Statutory Federal Income Tax Rate and Effective Tax Rate
	Years Ended September 30,

(In thousands)	2009		2008		2007

Income taxes at statutory federal income tax rate	$69,638	35.00%	$65,567	35.00%	$62,775	35.00%
Increase (decrease) in income taxes resulting from:
Accelerated depreciation less amount deferred	2,511	1.26	2,032	1.08	2,422	1.35
Amortization of investment tax credits	(906)	(0.46)	(895)	(0.48)	(896)	(0.50)
Cost of removal	(747)	(0.38)	(176)	(0.09)	(319)	(0.18)
State income taxes-net of federal benefit	8,497	4.27	8,013	4.28	7,970	4.44
Medicare D subsidy	(1,872)	(0.94)	(2,109)	(1.13)	(2,060)	(1.15)
Other items-net	153	0.08	(2,941)	(1.57)	245	0.14

Total income tax expense and effective tax rate	$77,274	38.83%	$69,491	37.09%	$70,137	39.10%

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

WGL Holdings, Inc.
Components of Deferred Income Tax Assets (Liabilities)
	September 30,

(In thousands)	2009		2008

ACCUMULATED DEFERRED INCOME TAXES	Current	Non-current	Current	Non-current

Deferred Income Tax Assets:
Pensions and other post-retirement benefits	$–	$123,164	$–	$63,489
Uncollectible accounts	8,283	–	6,809	–
Inventory overheads	6,648	–	4,611	–
Capital gains/losses-net	1,968	–	1,966	–
Valuation allowance	(1,968)	–	(1,966)	–
Employee compensation and benefits	5,256	26,707	4,960	22,769
Customer advances	–	3,763	–	4,274
Other	2,477	464	–	–

Total assets	22,664	154,098	16,380	90,532

Deferred Income Tax Liabilities:
Accelerated depreciation and other plant related items	–	332,553	–	281,800
Losses/gains on reacquired debt	–	2,287	–	2,496
Income taxes recoverable through future rates	–	139,733	–	72,880
Deferred gas costs	27,819	3,030	8,135	3,772
Other	–	–	629	1,811

Total liabilities	27,819	477,603	8,764	362,759

Net accumulated deferred income tax assets (liabilities)	$(5,155)	$(323,505)	$7,616	$(272,227)

Washington Gas Light Company
Components of Income Tax Expense
	Years Ended September 30,

(In thousands)	2009	2008	2007

INCOME TAX EXPENSE
Current:
Federal	$(4,966)	$45,662	$44,942
State	2,868	6,379	6,199

Total current	(2,098)	52,041	51,141

Deferred:
Federal
Accelerated depreciation	46,018	5,544	4,523
Other	15,823	2,314	(5,196)
State
Accelerated depreciation	3,879	2,357	2,302
Other	3,289	3,344	2,620

Total deferred	69,009	13,559	4,249

Amortization of investment tax credits	(893)	(893)	(893)

Total income tax expense	$66,018	$64,707	$54,497

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas Light Company
Reconciliation Between the Statutory Federal Income Tax Rate and Effective Tax Rate
	Years Ended September 30,
(In thousands)	2009		2008		2007
Income taxes at statutory federal income tax rate	$60,411	35.00%	$62,611	35.00%	$50,749	35.00%
Increase (decrease) in income taxes resulting from:
Accelerated depreciation less amount deferred	2,511	1.45	2,032	1.13	2,422	1.67
Amortization of investment tax credits	(893)	(0.52)	(893)	(0.50)	(893)	(0.62)
Cost of removal	(747)	(0.43)	(176)	(0.10)	(319)	(0.22)
State income taxes-net of federal benefit	7,010	4.06	7,546	4.22	6,119	4.22
Consolidated tax sharing allocation	(534)	(0.31)	(1,196)	(0.67)	(1,485)	(1.02)
Medicare D subsidy	(1,865)	(1.08)	(2,101)	(1.17)	(2,038)	(1.41)
Other items-net	125	0.07	(3,116)	(1.74)	(58)	(0.04)

Total income tax expense and effective tax rate	$66,018	38.24%	$64,707	36.17%	$54,497	37.58%

Washington Gas Light Company
Components of Deferred Income Tax Assets (Liabilities)
	September 30,

(In thousands)	2009		2008

ACCUMULATED DEFERRED INCOME TAXES	Current	Non-current	Current	Non-current

Deferred Income Tax Assets:
Pensions and other post-retirement benefits	$–	$122,415	$–	$63,076
Uncollectible accounts	7,339	–	6,248	–
Inventory overheads	6,648	–	4,610	–
Employee compensation and benefits	5,165	23,262	4,934	15,917
Customer advances	–	3,763	–	4,274
Other	–	–	772	–

Total assets	19,152	149,440	16,564	83,267

Deferred Income Tax Liabilities:
Accelerated depreciation and other plant related items	–	331,824	–	281,926
Losses/gains on reacquired debt	–	2,287	–	2,495
Income taxes recoverable through future rates	–	139,193	–	72,609
Deferred gas costs	27,819	3,030	8,135	3,772
Other	618	27	–	2,283

Total liabilities	28,437	476,361	8,135	363,085

Net accumulated deferred income tax assets (liabilities)	$(9,285)	$(326,921)	$8,429	$(279,818)

10. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Washington Gas maintains a qualified, trusteed, non-contributory defined benefit pension plan (qualified pension plan) covering substantially all active and vested former employees of Washington Gas. The non-contributory defined benefit pension plan is closed to employees first hired on or after January 1, 2009 who are covered under the collective bargaining agreements with the International Brotherhood of Teamsters and Office and Professional Employees International Union Local 2 and management employees first hired on or after July 1, 2009.

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
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas provides certain healthcare and life insurance benefits for retired employees. Substantially all employees of Washington Gas may become eligible for such benefits if they attain retirement status while working for Washington Gas. Washington Gas accounts for these benefits under the provisions of ASC 715-60, Compensation-Retirement Benefits—Defined Benefit Plans-Other Postretirement. Washington Gas elected to amortize the accumulated post-retirement benefit obligation of $190.6 million existing at the October 1, 1993 adoption date of this standard, known as the transition obligation, over a twenty-year period.

On September 29, 2008, Washington Gas announced changes to post-retirement medical benefits to increase the sharing of costs with retirees who elect medical coverage. This amendment reduced Washington Gas’s post-retirement benefit obligation by $43.8 million at September 30, 2008, and will be effective January 1, 2010.

Certain of our subsidiaries offer defined-contribution savings plans to all eligible employees. These plans allow participants to defer on a pre-tax or after-tax basis, a portion of their salaries for investment in various alternatives. We make matching contributions to the amounts contributed by employees in accordance with the specific plan provisions. These contributions to the plans were $3.4 million, $3.0 million and $2.9 million during fiscal years 2009, 2008 and 2007, respectively.

On July 20, 2009, Washington Gas announced changes to the non-contributory defined benefit pension plan to introduce a new employer-provided retirement benefit under the defined contribution savings plan for current management employees. With the introduction of the new retirement benefit, effective January 1, 2010, current management employees have the option to either remain in the non-contributory defined benefit pension plan or cease participating in the non-contributory defined benefit pension plan and receive an enhanced contribution under the defined-contribution savings plan. Management employees hired after July 1, 2009 are not eligible to participate in the qualified pension plan.

Washington Gas adopted SFAS No. 158 (now part of ASC Topic 715) prospectively effective September 30, 2007. Almost all costs associated with Washington Gas’s defined benefit post-retirement plans have historically been, and will continue to be, recovered through Washington Gas’s rates. Therefore, following the guidance in ASC Topic 980, upon adoption of ASC Topic 715, Washington Gas established a regulatory asset/liability for the substantial majority of the unrecognized costs/income associated with its defined benefit post-retirement plans. To the extent these amounts will not be recovered through Washington Gas’s rates they were recorded directly to “Accumulated other comprehensive loss, net of taxes.” ASC Topic 715 did not change the determination of pension and other post- retirement costs. Refer to Note 1—Accounting Policies for further discussion of the implementation of this standard.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas uses a measurement date of September 30 for its pension, and retiree healthcare and life insurance benefit plans. The following table provides certain information about Washington Gas’s post-retirement benefits:

Post-Retirement Benefits
			Health and Life
(In millions)	Pension Benefits		Benefits

Year Ended September 30,	2009	2008	2009	2008

Change in projected benefit obligation
Benefit obligation at beginning of year	$590.5	$680.3	$343.9	$426.6
Service cost	8.4	9.8	5.1	8.8
Interest cost	42.7	39.7	25.0	25.0
Change in plan benefits	1.7	–	–	(43.8)
Actuarial (gain) loss	76.4	(99.3)	43.7	(52.2)
Retiree contributions	–	–	1.0	1.0
Medicare part D reimbursements	–	–	0.7	1.3
Benefits paid	(41.6)	(40.0)	(20.1)	(22.8)

Projected benefit obligation at end of year	$678.1	$590.5	$399.3	$343.9

Change in plan assets
Fair value of plan assets at beginning of year	$588.2	$740.7	$241.9	$258.1
Actual return on plan assets	3.4	(114.4)	9.1	(22.1)
Company contributions	2.4	1.9	15.7	26.3
Retiree contributions	–	–	1.0	1.1
Medicare part D reimbursements	–	–	0.7	1.3
Expenses	(2.4)	–	–	–
Benefits paid	(41.6)	(40.0)	(20.1)	(22.8)

Fair value of plan assets at end of year	$550.0	$588.2	$248.3	$241.9

Funded status at end of year	(128.1)	(2.3)	(151.0)	(102.0)

Total amounts recognized on balance sheet
Prepaid benefit cost	–	24.7	–	–
Current liability	(10.2)	(1.5)	–	–
Accrued benefit liability	(117.9)	(25.5)	(151.0)	(102.0)

Total recognized	(128.1)	(2.3)	(151.0)	(102.0)

The projected benefit obligation (PBO) and accumulated benefit obligation (ABO) for the qualified pension plan was $637.2 million and $603.9 million, respectively, as of September 30, 2009, and $563.6 million and $525.7 million, respectively, at September 30, 2008. The PBO and ABO for the non-funded SERP was $40.9 million and $35.8 million, respectively, as of September 30, 2009, and $26.9 million and $23.8 million, respectively, as of September 30, 2008. The SERP, included in pension benefits in the table above, has no assets.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The following table provides amounts recorded to regulatory assets, regulatory liabilities and accumulated other comprehensive loss at September 30, 2009 and 2008:

Unrecognized Costs/Income Recorded on the Balance Sheet
(In millions)	Pension Benefits		Health and Life Benefits

September 30,	2009	2008	2009	2008

Unrecognized actuarial net (gain)/loss	$175.9	$49.4	$170.2	$122.6
Unrecognized prior service cost (credit)	5.3	5.4	(39.4)	(43.4)
Unrecognized transition obligation	–	–	4.3	5.4

Total	$181.2	$54.8	$135.1	$84.6

Regulatory asset	$173.5	$52.6	$106.7	$56.3
Deferred income tax benefit	–	–	25.0	25.7
Accumulated other comprehensive loss (pre-tax)(a)	7.7	2.2	3.4	2.6

Total	$181.2	$54.8	$135.1	$84.6

(a)	The total amount of accumulated other comprehensive loss recorded on our balance sheets at September 30, 2009 and 2008 is net of an income tax benefit of $4.7 million and $3.0 million, respectively.

The following table provides amounts that are included in regulatory assets/liabilities and accumulated other comprehensive loss associated with our unrecognized pension and other post-retirement benefit costs that were recognized as components of net periodic benefit cost during fiscal year 2009.

Amounts Recognized During Fiscal Year 2009
			Accumulated other
	Regulatory assets/liabilities		comprehensive loss

		Health and		Health and
(In millions)	Pension Benefits	Life Benefits	Pension Benefits	Life Benefits

Actuarial net loss	$0.3	$4.8	$0.1	$0.1
Prior service cost	1.7	(3.9)	–	(0.1)
Transition obligation	–	0.9	–	0.2

Total	$2.0	$1.8	$0.1	$0.2

The following table provides amounts that are included in regulatory assets/liabilities and accumulated other comprehensive loss associated with our unrecognized pension and other post-retirement benefit costs that will be recognized as components of net periodic benefit cost during fiscal year 2010.

Amounts to be Recognized During Fiscal Year 2010
			Accumulated other
	Regulatory assets/liabilities		comprehensive loss

		Health and		Health and
(In millions)	Pension Benefits	Life Benefits	Pension Benefits	Life Benefits

Actuarial net loss	$6.1	$4.8	$1.2	$0.1
Prior service cost (credit)	1.1	(3.9)	–	(0.1)
Transition obligation	–	0.8	–	0.2

Total	$7.2	$1.7	$1.2	$0.2

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The significant increase in the actuarial net loss for pension benefits to be recognized in fiscal year 2010 when compared to fiscal year 2009 is due to the commencement in 2010 of amortization of unrecognized actuarial net losses associated with our qualified pension plan and an expected settlement to be recorded in fiscal year 2010 as a result of the retirement of certain executive officers, including the chairman and chief executive officer.

Realized and unrealized gains and losses for assets under Washington Gas’s post-retirement benefit plans are spread over a period of five years. Each year, 20% of the prior five years’ asset gains and losses are recognized. The market-related value of assets is equal to the market value of assets less the following percentages of prior years’ realized and unrealized gains and losses on equities: 80% of the prior year, 60% of the second prior year, 40% of the third prior year and 20% of the fourth prior year.

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

The asset allocations for the qualified pension plan and healthcare and life insurance benefit trusts as of September 30, 2009 and 2008, and the weighted average target asset allocations as of September 30, 2009, by asset category, are as follows:

Post-Retirement Investment Allocations

	Pension Benefits			Health and Life Benefits

	Target	Actual		Target	Actual
	Allocation	Allocation		Allocation	Allocation

September 30,	2009	2009	2008	2009	2009	2008

Asset Category
Equity(a)	60%	58%	57%	50%	53%	44%
Debt	35%	39%	38%	50%	47%	56%
Real Estate	5%	3%	5%	–	–	–

Total	100%	100%	100%	100%	100%	100%

(a)	None of WGL Holdings’ common stock is included in these plans.

Expected benefit payments, including benefits attributable to estimated future employee service, which are expected to be paid over the next ten years are as follows:

Expected Benefit Payments

	Pension	Health and Life
(In millions)	Benefits	Benefits

2010	$50.9	$19.5
2011	44.0	20.7
2012	45.3	22.1
2013	47.0	23.4
2014	48.3	24.7
2015—2019	258.8	137.8

During fiscal year 2010, Washington Gas does not expect to make any contributions related to its qualified pension plan. Washington Gas expects to make payments totaling $10.2 million in fiscal year 2010 on behalf of participants in its non-funded SERP. Washington Gas expects to contribute $19.0 million to its health and life insurance benefit plans during fiscal year 2010. The significant increase in the expected contributions for the non-funded SERP in fiscal year 2010 when compared to fiscal year 2009 is due to an expected settlement to be recorded in fiscal year 2010 as a result of the retirement of certain executive officers, including the chairman and chief executive officer.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The components of the net periodic benefit costs (income) for fiscal years 2009, 2008 and 2007 related to pension and other postretirement benefits were as follows:

Components of Net Periodic Benefit Costs (Income)
(In millions)	Pension Benefits			Health and Life Benefits

Year Ended September 30,	2009	2008	2007	2009	2008	2007

Components of net periodic benefit costs (income)
Service cost	$8.4	$9.8	$11.9	$5.1	$8.8	$10.6
Interest cost	42.7	39.7	39.0	25.0	25.0	25.2
Expected return on plan assets	(51.5)	(52.9)	(50.7)	(17.9)	(17.4)	(15.4)
Recognized prior service cost	1.7	1.7	2.3	(4.0)	–	–
Recognized actuarial loss	0.4	1.0	3.7	4.9	7.9	11.5
Amortization of transition obligation	–	–	–	1.1	1.2	1.5
Curtailment loss	–	–	2.4	–	–	1.6

Net periodic benefit cost (income)	1.7	(0.7)	8.6	14.2	25.5	35.0

Amount allocated to construction projects	0.2	0.4	(0.4)	(2.3)	(3.4)	(4.2)
Amount deferred as regulatory asset (liability)-net	(3.9)	(3.5)	(4.7)	2.8	1.5	0.3

Amount charged (credited) to expense	($2.0)	$(3.8)	$3.5	$14.7	$23.6	$31.1

The curtailment loss in 2007 relates to our business process outsourcing (BPO) plan and the table above excludes certain adjustments to capitalize and amortize these amounts. Amounts included in the line item “Amount deferred as regulatory asset/liability-net,” represent the difference between the cost of the applicable pension benefits and the health and life benefits and the amount that Washington Gas is permitted to recover in rates that it charges to customers in the District of Columbia.

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

Medicare Subsidy Receipts

Health and Life
(In millions)	Benefits

2010	$1.5
2011	1.7
2012	1.9
2013	2.1
2014	2.3
2015–2019	14.3

The weighted average assumptions used to determine net periodic benefit obligations and net periodic benefit costs were as follows:

Benefit Obligations Assumptions
			Health and Life
	Pension Benefits		Benefits

September 30,	2009	2008	2009	2008

Discount rate(a)	6.50%	7.50%	6.50%	7.50%
Rate of compensation increase(b)	3.00%	4.00%	3.00%	4.00%

(a)	The decrease in the discount rate at September 30, 2009 compared to 2008 primarily reflects the decrease in long-term interest rates.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

(b)	The decrease in the rate of compensation increase from September 30, 2009 compared to 2008 primarily reflects the decrease in inflation rates in fiscal year 2009.

Net Periodic Benefit Cost Assumptions
	Pension Benefits			Health and Life Benefits

Years Ended September 30,	2009	2008	2007	2009	2008	2007

Discount rate(a)	7.50%	6.00%	5.75%	7.50%	6.00%	5.75%
Expected long-term return on plan assets(b)	8.25%	8.25%	8.25%	7.25%	7.25%	7.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

(a)	The increase in the discount rate in 2009 from 2008 primarily reflects the increase in long-term interest rates primarily due to the tightening of the credit markets in fiscal year 2008.
(b)	For health and life benefits, the expected returns for certain funds may be lower due to certain portions of income that are subject to taxes.

Washington Gas determines the expected long-term rate of return on plan assets by averaging the expected earnings for the target asset portfolio. In developing the expected rate of return assumption, Washington Gas evaluates an analysis of historical actual performance and long-term return projections, which gives consideration to our asset mix and anticipated length of obligation of our plan.

Washington Gas assumed the healthcare cost trend rates related to the accumulated post-retirement benefit obligation for Medicare and non-Medicare eligible retirees to be 9.0% for fiscal year 2009 and 10.0% for fiscal year 2008. Washington Gas expects these rates to decrease gradually to 5.0% in 2013 and remain at those levels thereafter.

The assumed healthcare trend rate has a significant effect on the amounts reported for the healthcare plans. A one percentage-point change in the assumed healthcare trend rate would have the following effects:

Healthcare Trends
	One	One
	Percentage-Point	Percentage-Point
(In millions)	Increase	Decrease

Increase (decrease) total service and interest cost components	$4.5	$(3.6)
Increase (decrease) post-retirement benefit obligation	$54.1	$(44.3)

     REGULATORY MATTERS

A significant portion of the estimated pension and post-retirement medical and life insurance benefits apply to our regulated activities. Each regulatory commission having jurisdiction over Washington Gas requires it to fund amounts reflected in rates for post-retirement medical and life insurance benefits into irrevocable trusts. The expected pre-tax long-term rate of return on the assets in the trusts was 7.25% for fiscal years 2009, 2008 and 2007. Washington Gas assumes a 41.5% income tax rate to compute taxes on the taxable portion of the income in the trusts.

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

11.	STOCK-BASED COMPENSATION

     STOCK-BASED COMPENSATION FOR KEY EMPLOYEES

We have stock-based awards outstanding in the form of stock options, performance shares and performance units. We have issued stock options and performance shares under our shareholder-approved 1999 Incentive Compensation Plan, as amended and restated (1999 Plan). The 1999 Plan allows WGL Holdings to issue up to 2,000,000 shares of common stock to persons designated by the Human Resources Committee of the Board of Directors, including officers and key employees. Effective March 1, 2007, WGL Holdings adopted a shareholder-approved Omnibus Incentive Compensation Plan (Omnibus Plan). The Omnibus Plan was adopted to replace, on a prospective basis, the 1999 Plan. The Omnibus Plan provides similar benefits as provided under the 1999 Plan. Stock options, stock appreciation rights, restricted stock, deferred stock, stock granted as a bonus in lieu of other awards, dividend equivalents, other stock-based awards and cash awards may be granted under the Omnibus Plan. The Omnibus Plan allows WGL Holdings to issue up to 1,700,000 shares of common stock, subject to adjustment as provided by the plan, to persons designated by the Human Resources Committee of the Board of Directors, including officers and key employees. Refer to Note 6—Common Stock—WGL Holdings for amounts remaining to be issued under these plans.

During the fiscal year ended September 30, 2009, we granted performance shares and performance units under the Omnibus Plan; however, we did not issue any stock options. As of September 30, 2009, there are prior years’ stock option grants outstanding with an exercise price at the market value of our common stock on the date of the grant.

For both performance shares and performance units, we impose performance goals based on certain market conditions, which if unattained, may result in no performance shares or units being earned for the applicable performance period. These performance awards generally vest over three years from the date of grant. The actual number of performance shares and units that may be earned varies based on the total shareholder return of WGL Holdings relative to a selected peer group of companies over the three year performance period. Any performance shares that are earned will be paid in shares of common stock of WGL Holdings. Any performance units that may be earned pursuant to terms of the grant will be paid in cash and are valued at $1.00 per performance unit. Our stock options generally have a vesting period of three years, and expire ten years from the date of the grant. Performance units, performance shares and stock option awards provide for accelerated vesting upon a change in control of WGL Holdings. Additionally, stock options provide for accelerated vesting upon retirement, death or disability. We generally issue new shares of common stock in order to satisfy stock issuances related to performance shares and stock options; however, we may, from time to time, repurchase shares of our common stock on the open market in order to satisfy these issuances. Both performance shares and stock options are accounted for as equity awards, and performance units are accounted for as liability awards as they will settle in cash.

During the year ended September 30, 2009, forfeitures increased as a result of the retirement of certain executive officers, including the chairman and chief executive officer. The increase in forfeitures decreased total stock-based compensation expense for performance shares and performance units.

For the year ended September 30, 2009, we recognized stock-based compensation expense related to our performance shares, performance units and stock options of $4.2 million, net of a related income tax benefit of $1.7 million. For the year ended September 30, 2008, we recognized stock-based compensation expense related to our performance shares, performance units and

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

stock options of $4.6 million, net of a related income tax benefit of $1.8 million. For the year ended September 30, 2007, we recognized stock-based compensation expense related to our performance shares and stock options of $5.0 million, net of a related income tax benefit of $2.0 million.

As of September 30, 2009, there was $5.1 million of total unrecognized compensation expense related to stock-based awards granted. Performance shares and performance units comprised $2.2 million and $2.9 million of total unrecognized compensation expense, respectively. There was no unrecognized compensation expense for stock options as of September 30, 2009. The total unrecognized compensation expense is expected to be recognized over a weighted average period of 1.7 years for performance shares and performance units. As of September 30, 2008, there was $5.2 million of total unrecognized compensation expense related to share-based awards granted. Performance shares, performance units and stock options comprised $3.1 million, $1.8 million and $311,000 of total unrecognized compensation expense, respectively. During the fiscal years ended September 30, 2009 and 2008, we paid $1.0 million and $1.1 million, respectively, for income taxes withheld in connection with the settlement of share-based awards. During fiscal year 2007, there were no cash payments in connection with the settlement of our share-based awards.

     Performance Shares

The following table summarizes information regarding performance share activity during the fiscal year ended September 30, 2009.

Performance Share Activity
	Year Ended
	September 30, 2009

		Weighted
		Average
	Number of	Grant-Date
	Shares(a)	Fair Value

Non-vested and outstanding, beginning of year	274,258	$32.06
Granted	101,781	$32.71
Vested	(82,223)	$32.62
Cancelled/forfeited	(15,920)	$32.09

Non-vested and outstanding, end of year	277,896	$32.13

(a)	The number of common shares issued related to performance shares may range from zero to 200 percent of the number of shares shown in the table above based on our achievement of performance goals for total shareholder return relative to a selected peer group of companies.

The number of forfeited shares is expected to increase significantly in fiscal year 2010 after the retirement of certain executive officers, including the chairman and chief executive officer.

The total intrinsic value of performance shares vested during the years ended September 30, 2009 and 2008 was $2.8 million and $3.2 million, respectively. No common shares were issued related to performance shares that vested in fiscal year 2007. Performance shares non-vested and outstanding at September 30, 2009 had a weighted average remaining contractual term of one year.

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

Fair Value Assumptions

Years Ended September 30,	2009	2008	2007

Expected stock-price volatility	21.40%	17.70%	15.70%
Dividend yield	4.38%	4.00%	4.30%
Risk-free interest rate	2.27%	4.00%	4.60%
Weighted average fair value of performance shares granted during the year	$32.71	$34.01	$29.68

Expected stock-price volatility is based on the daily historical volatility of our common shares for the past three fiscal years. The dividend yield represents our annualized dividend yield on the closing market price of our common stock at the date of the grant. The risk-free interest rate is based on the zero-coupon U.S. Treasury bond, with a term equal to the remaining contractual term of the performance shares.

     Performance Units

Our performance units are liability awards as they settle in cash; therefore, we measure and record compensation expense for these awards based on their fair value at the end of each period until their vesting date. This may cause fluctuations in earnings that do not exist under the accounting requirements for both our stock options and performance shares.

The following table summarizes information regarding performance unit activity during the fiscal year ended September 30, 2009.

Performance Unit Activity
Year Ended
September 30, 2009

Number of Units

Non-vested and outstanding, beginning of year	3,218,580
Granted	3,302,792
Vested	–
Cancelled/forfeited	(334,359)

Non-vested and outstanding, end of year	6,187,013

The number of forfeited units is expected to increase significantly in fiscal year 2010 after the retirement of certain executive officers, including the chairman and chief executive officer.

The weighted average fair value of our performance units outstanding at September 30, 2009 for the units expected to vest was $6.5 million. As of September 30, 2009 and 2008, we had recorded a liability of $2.9 million and $898,000, respectively, related to our performance units. This liability is recorded in “Deferred credits—other”.

We estimated the fair value of performance units using a Monte Carlo simulation model. The following table provides the year-end assumptions used to value our performance units:

Fair Value Assumptions
September 30,	2009

	10/1/2008 Grant	10/1/2007 Grant

Expected stock-price volatility	33.37%	39.54%
Risk free interest rate	0.71%	0.44%

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

     Stock Options

The following table summarizes information regarding stock option activity during the fiscal year ended September 30, 2009.

Stock Option Activity

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic Value
	Options	Price	Term (In years)	(In thousands)

Outstanding at September 30, 2008	1,017,177	$30.57	6.87	$1,913
Granted	–
Exercised	(159,270)	29.63
Cancelled/forfeited	(11,700)	31.34

Outstanding at September 30, 2009	846,207	30.74	5.77	$2,035

Exercisable at September 30, 2009	459,006	30.23	4.73	$1,338

We received $4.7 million, $14.1 million, and $11.7 million related to the exercise of stock options during the years ended September 30, 2009, 2008, and 2007, respectively. The related tax benefits realized for the fiscal years ended September 30, 2009, 2008 and 2007 were $383,000, $1.8 million and $962,000, respectively.

We measure compensation expense related to stock options based on the fair value of these awards at their date of grant. Compensation expense for stock options is recognized for awards that ultimately vest. We estimated the fair value of stock options on the date of the grant using the Black-Scholes option-pricing model.

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

     STOCK GRANTS TO DIRECTORS

Non-employee directors receive a portion of their annual retainer fee in the form of common stock through the Directors’ Stock Compensation Plan. Up to 120,000 shares of common stock may be awarded under the plan. Shares granted to directors totaled 12,600 for fiscal years 2009, 2008 and 2007. For those years, the fair value of the stock on the grant dates was $32.77, $32.55, and $32.72, respectively. Shares awarded to the participants: (i) vest immediately and cannot be forfeited, (ii) may be sold or transferred and (iii) have voting and dividend rights. For the years ended September 30, 2009, 2008 and 2007, WGL Holdings recognized stock-based compensation expense related to these stock grants of $413,000, $410,000 and $412,000, respectively, net of related income tax benefits of $148,000, $148,000 and $149,000, respectively.

12.	ENVIRONMENTAL MATTERS

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

At one of the former MGP sites, studies show the presence of coal tar under the site and an adjoining property. Washington Gas has taken steps to control the movement of contaminants into an adjacent river by installing a water treatment system that removes and treats contaminated groundwater at the site. Washington Gas received approval from governmental authorities for a comprehensive remediation plan for the majority of the site that permits commercial development of Washington Gas’s property. Washington Gas entered into an agreement with a national developer for the development of this site in phases. The first two phases have been completed, with Washington Gas retaining a ground lease on each phase. A Record of Decision for that portion of the site not owned by Washington Gas was issued in August, 2006. Negotiations on a consent agreement regarding remediation of that property were postponed when the site was transferred in late 2007 to a new governmental owner and the governmental entities involved agreed to review how the transfer impacts the Record of Decision. On September 21, 2006, governmental authorities notified Washington Gas of their desire to have the utility investigate and remediate river sediments in the area directly in front of the former MGP site. As of September 30, 2009, there has been no agreement among Washington Gas and governmental authorities as to the type and level of sediment investigation and remediation that should be undertaken for this area of the river; accordingly, we cannot estimate at this time the potential future costs of such investigation and remediation.

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

At both September 30, 2009 and 2008, Washington Gas recorded a liability of $6.9 million on an undiscounted basis related to future environmental response costs, which included the estimated costs for the ten MGP sites. These estimates principally include the minimum liabilities associated with a range of environmental response costs expected to be incurred at the sites identified. At both September 30, 2009 and 2008, Washington Gas estimated the maximum liability associated with all of its sites to be approximately $13.5 million. The estimates were determined by Washington Gas’s environmental experts, based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. Variations within the range of estimated liability result primarily from differences in the number of years that will be required to perform environmental response processes at each site and the extent of remediation that may be required.

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

At both September 30, 2009 and 2008, Washington Gas reported a regulatory asset of $2.8 million for the portion of environmental response costs that are expected to be recoverable in future rates. Washington Gas does not expect that the ultimate impact of these matters will have a material adverse effect on its financial statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

13.	COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

Minimum future rental payments under operating leases over the next five years and thereafter are as follows:

Minimum Payments Under Operating Leases
(In millions)
2010	$4.2
2011	4.3
2012	4.4
2013	4.4
2014	4.2
Thereafter	15.2

Total	$36.7

Rent expense totaled $4.7 million, $4.9 million and $4.8 million in fiscal years ended September 30, 2009, 2008 and 2007, respectively.

     REGULATED UTILITY OPERATIONS

Natural Gas Contracts—Minimum Commitments

At September 30, 2009, Washington Gas had service agreements with four pipeline companies that provide direct service for firm transportation and/or storage services. These agreements, which have expiration dates ranging from fiscal years 2010 to 2029, require Washington Gas to pay fixed charges each month. Additionally, Washington Gas had agreements for other pipeline and peaking services with expiration dates ranging from 2010 to 2027. These agreements were entered into based on current estimates of growth of the Washington Gas system, together with other factors, such as current expectations of the timing and extent of unbundling initiatives in the Washington Gas service territory.

The following table summarizes the minimum contractual payments that Washington Gas will make under its pipeline transportation, storage and peaking contracts during the next five fiscal years and thereafter.

Washington Gas Contract Minimums

(In millions)	Pipeline Contracts

2010	$159.2
2011	158.5
2012	158.6
2013	161.1
2014	183.2
Thereafter	1,573.8

Total	$2,394.4

Not included in the table above are short-term minimum commitments of $8.1 million to purchase natural gas in fiscal year 2010, as well as long-term obligations to purchase fixed quantities of natural gas totaling 193.3 million therms for the period from 2010-2011 at prices based on market conditions at the time the natural gas is purchased. These commitments relate to purchases of natural gas to serve utility customers. Additionally, excluded from the table above are purchases under our asset optimization program totaling 412.3 million therms from 2010-2017, which are mostly offset by matching sales contracts of 436.3 million therms over that same period. Contracts under our asset optimization program are accounted for as derivatives (refer to Note 1—Accounting Policies for a description of our asset optimization program and Note 5—Derivative and Weather-Related Instruments for a discussion of our derivative instruments).

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

When a customer selects a third party marketer to provide supply, Washington Gas generally assigns pipeline and storage capacity to unregulated third party marketers to deliver gas to Washington Gas’s city gate. In order to provide the gas commodity to customers who do not select an unregulated third party marketer, Washington Gas has a commodity acquisition plan to acquire the natural gas supply to serve the customers.

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

Washington Gas has rate provisions in each of its jurisdictions that would allow it to continue to recover these commitments in rates. Washington Gas also actively manages its supply portfolio to ensure its sales and supply obligations remain balanced. This reduces the likelihood that the contracted supply commitments would exceed supply obligations. However, to the extent Washington Gas were to determine that changes in regulation would cause it to discontinue recovery of these costs in rates, Washington Gas would be required to charge these costs to expense without any corresponding revenue recovery. If this occurred, depending upon the timing of the occurrence, the related impact on our financial position, results of operations and cash flows would likely be significant.

Regulatory Contingencies

Certain legal and administrative proceedings incidental to our business, including regulatory contingencies, involve WGL Holdings and/or its subsidiaries. In our opinion, we have recorded an adequate provision for probable losses or refunds to customers for regulatory contingencies related to these proceedings.

District of Columbia Jurisdiction

Recovery of HHC Costs.  On May 1, 2006, Washington Gas filed two tariff applications with the PSC of DC requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the utility to recover from its delivery service customers the costs of heavy hydrocarbons (HHCs) that are being injected into Washington Gas’s natural gas distribution system to treat vaporized liquefied natural gas from the Dominion Cove Point Facility. Washington Gas had been recovering the costs of HHCs from sales customers in the District of Columbia through its Purchased Gas Charge (PGC) provision in this jurisdiction. On October 2, 2006, the PSC of DC issued an order rejecting Washington Gas’s proposed tariff revisions until the PSC of MD issued a final order related to this matter. On October 12, 2006, Washington Gas filed a Motion for Clarification requesting that the PSC of DC affirm that Washington Gas can continue collecting HHC costs from sales customers through its PGC provision or to record such HHC costs incurred as a regulatory asset pending a ruling by the PSC of DC on future cost recovery. On May 11, 2007, the PSC of DC directed Washington Gas to cease prospective recovery of the cost of HHCs through the PGC provision, with future HHC costs to be recorded as a “pending” regulatory asset. On November 16, 2007 the PSC of MD issued a Final Order in the relevant case supporting full recovery of the HHC costs in Maryland. On March 25, 2008, the PSC of DC issued an order stating that the consideration of Washington Gas’s HHC strategy will move forward and directed interested parties to submit filings reflecting a proposed procedural schedule. On June 6, 2008, Washington Gas and the District of Columbia Office of the People’s Counsel (DC OPC) filed a joint response to the order proposing a procedural schedule and a list of issues for consideration in the case. The PSC of DC adopted the proposed issues list and approved a procedural schedule. Washington Gas and other parties subsequently filed comments, conducted discovery and the parties filed reply comments. On April 30, 2009, the PSC of DC ruled that there were unresolved issues and directed that they should be addressed in evidentiary hearings. The PSC of DC issued an order establishing a procedural schedule to address these unresolved issues in the case. Initial testimony was filed May 29, 2009, and rebuttal testimony was filed on July 24, 2009.

On October 2, 2009, the Company and DC OPC filed a Joint Motion for Approval of Unanimous Agreement of Stipulation and Full Settlement with the PSC of DC (Stipulation). The parties to the Stipulation agreed that hexane commodity costs incurred by the Company to condition liquefied natural gas received in the Company’s natural gas system are recoverable expenses and that the Company is authorized to achieve full cost recovery from sales and delivery service customers of hexane commodity costs incurred prior to September 30, 2009. Additionally, the Stipulation:

(i)	approves the recovery of hexane commodity costs incurred after September 30, 2009 from sales and delivery service customers, subject to review as a component of the Company’s cost of gas;

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

(ii)	establishes the implementation of a coupling replacement and encapsulation program (program), wherein the Company will replace or encapsulate a portion of its mechanically coupled pipe in the District of Columbia. The program is expected to conclude in approximately seven years with total spending not to exceed $28 million;

(iii)	provides for the cost of the program to be recovered through an annual surcharge based on actual expenditures for coupling replacement and encapsulation that will become effective at the end of the existing base rate freeze (October 1, 2011). The cost will include both a return of and return on the cost of coupling replacement and encapsulation, computed in accordance with the terms of the rates currently in effect and

(iv)	establishes periodic reporting on the level of hexane injected at each of the Company’s hexane facilities with the associated commodity costs, and continued filing of leak-related information with the PSC of DC.

On October 16, 2009, the PSC of DC published a Notice of Public Interest Hearing, held on October 28, 2009. Although there is no established time frame, the Company expects the PSC of DC to issue a decision on the Stipulation during the first quarter of fiscal year 2010.

As of September 30, 2009 Washington Gas has incurred cumulative total HHC costs of $1.8 million related to the District of Columbia of which approximately $0.5 million has been recovered, $0.7 million has been charged to expense and $0.6 million has been deferred as a regulatory asset subject to the outcome of the most recent PSC of DC order. Should the PSC of DC approve the Stipulation, the $0.7 million of hexane costs previously charged to expense would be reversed to income.

Maryland Jurisdiction

Order on Previously Disallowed Purchased Gas Charges.  Each year, the PSC of MD reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’s purchased gas costs are reasonable. On March 14, 2006, in connection with the PSC of MD’s annual review of Washington Gas’s gas costs that were billed to customers in Maryland from September 2003 through August 2004, a Hearing Examiner of the PSC of MD issued a proposed order approving purchased gas charges of Washington Gas for the twelve-month period ended August 2004 except for $4.6 million (pre-tax) of such charges that the Hearing Examiner recommended be disallowed because, in the opinion of the Hearing Examiner, they were not reasonably incurred. As a result, during the fiscal year ended September 30, 2006, Washington Gas accrued a liability of $4.6 million (pre-tax) related to the proposed disallowance of these purchased gas charges. Washington Gas filed appeals with the PSC of MD asserting that the Hearing Examiner’s recommendation was without merit. On February 5, 2009, the PSC of MD issued an Order that granted the appeal and reversed the findings of the Hearing Examiner. Accordingly, the gas costs at issue were deemed recoverable from rate payers. The PSC of MD’s Order concluded that the responsibility for recovery of these costs should be assigned to the specific group of customers associated with unbundled firm delivery service, directing Washington Gas to bill such costs to those customers over a 24-month period and to provide a credit to firm bundled sales customers over the same period. As a result of this Order, the liability recorded in fiscal year 2006 for this issue was reversed in the quarter ended December 31, 2008, and Washington Gas recorded income of $4.6 million (pre-tax) to “Operating revenues-utility.” On February 25, 2009, Washington Gas filed its compliance plan with the PSC of MD which outlined the plan for returning these funds to its firm sales customers, as well as collecting funds from firm delivery service customers beginning with Washington Gas’s May 2009 billing cycle and ending with its April 2011 billing cycle. On April 29, 2009, the PSC of MD approved the Company’s plan.

Performance-Based Rate Plans

In recent rate case proceedings in all jurisdictions, Washington Gas requested permission to implement performance-based rate (PBR) plans that include performance measures for customer service and an earnings sharing mechanism (ESM) that enables Washington Gas to share with shareholders and customers the earnings that exceed a target rate of return on equity.

Effective October 1, 2007, the SCC of VA approved the implementation of a PBR plan through the acceptance of a settlement stipulation, which includes: (i) a four-year base rate freeze; (ii)  service quality measures to be determined in conjunction with the Staff of the SCC of VA (VA Staff) and reported quarterly for maintaining a safe and reliable natural gas distribution system while striving to control operating costs; (iii) recovery of initial implementation costs associated with achieving Washington Gas’s BPO initiatives over the four-year period of the PBR plan and (iv) an ESM that enables Washington Gas to share with shareholders and Virginia customers the earnings that exceed a target of 10.5% return on equity. The calculation of the ESM excludes $2.4 million of asset management revenues that are being refunded to customers as part of a new margin sharing agreement in Virginia.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

On May 4, 2009, the VA Staff issued a report, commenting on the amount of the ESM liability that had been reported for the fiscal year ending September 30, 2008. Washington Gas filed its response to the Staff report on June 18, 2009. On July 17, 2009, Washington Gas and the VA Staff filed a Joint Motion to Approve Stipulation and Close Proceeding with the SCC of VA whereby the VA Staff and Washington Gas agreed upon the appropriate refund to ratepayers under the ESM. The overall difference between the Staff position and the Company position was not material to the financial statements of Washington Gas. On July 24, 2009, the SCC of VA granted the Joint Motion and accepted the Stipulation submitted by Washington Gas and the VA Staff in its Final Order approving the ESM liability.

On an interim basis, the Company records the effects of the ESM based on year-to-date earnings in relation to estimated annual earnings as calculated for regulatory purposes. At September 30, 2009, Washington Gas had accrued a customer liability of $3.3 million for estimated sharing under the Virginia ESM related to fiscal year 2008. In accordance with the provisions of its VA tariff, the Company began crediting customers’ bills in April 2009 for the fiscal year 2008 ESM liability. The credits will continue through March, 2010.

On November 16, 2007, the PSC of MD issued a Final Order in a rate case, which established a phase-two proceeding to review Washington Gas’s request to implement a PBR plan and issues raised by the parties associated with Washington Gas’s BPO agreement. On September 4, 2008, a Proposed Order of Hearing Examiner was issued in this phase-two proceeding. Consistent with Washington Gas’s current accounting methodology, the Proposed Order approved 10-year amortization accounting for initial implementation costs related to Washington Gas’s BPO plan. At September 30, 2009 and 2008, we had recorded a regulatory asset of $7.4 million and $6.8 million, respectively, net of amortization, related to initial implementation costs allocable to Maryland associated with our BPO plan. Washington Gas’s application seeking approval of a PBR plan was denied. Additionally, the Proposed Order (i) directs Washington Gas to obtain an independent management audit related to issues raised in the phase-two proceeding and (ii) directs the initiation of a collaboration process in which Washington Gas is directed to engage in discussions with the Staff of the PSC of MD (MD Staff), the Maryland Office of People’s Counsel (MD OPC) and interested parties to develop appropriate customer service metrics and a periodic form for reporting results similar to the metrics filed by Washington Gas as part of the approved settlement in Virginia. This Proposed Order has been appealed by the MD Staff, the MD OPC and other parties. Washington Gas’s Reply Memorandum on Appeal was filed on November 5, 2008. A final decision by the PSC of MD is pending.

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

On April 13, 2007, Washington Gas filed the portion of the depreciation study related to the Maryland jurisdiction. A separate proceeding was established on May 2, 2007 by the PSC of MD to review Washington Gas’s request to implement new depreciation rates. On October 25, 2007, Washington Gas filed a 2007 technical update of the Maryland depreciation study based on property, plant and equipment balances as of December 31, 2006. Hearings were held May 12 and 13, 2008. Initial briefs were filed on July 16, 2008 and reply briefs were filed on August 6, 2008. On October 15, 2008, a Proposed Order of Hearing Examiner was issued in Maryland, which would reduce Washington Gas’s annual depreciation expense related to the Maryland jurisdiction by approximately $11.2 million when new depreciation rates are implemented, with a corresponding decrease in annual revenues on a prospective basis to be reflected in future billing rates. Reflected in this reduction in depreciation expense, among other things, are: (i) a change in methodology for calculating accrued asset removal costs and (ii) the designation of certain insurance and relocation reimbursements as salvage value. This reduction in depreciation expense will not impact annual operating income and will not prevent the recovery of our capital investment; however, it will have the effect of deferring full recovery of our capital investment into future years. On November 14, 2008, Washington Gas and MD OPC noted appeals of the October 15, 2008 Proposed Order, thus suspending its effective date. Both Washington Gas and the MD OPC filed Memoranda on Appeal on November 24, 2008; Washington Gas, the

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

MD OPC and the MD Staff filed Reply Memoranda on December 15, 2008. We are currently awaiting a final decision by the PSC of MD.

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

The following table summarizes the contractual obligations and minimum commitments of WGEServices for both natural gas and electricity for the next five years and thereafter:

WGEServices Contract Minimums

	Gas Purchase	Pipeline	Electric Purchase
(In millions)	Commitments(a)	Contracts	Commitments(b)	Total

2010	$306.4	$2.9	$474.7	$784.0
2011	152.5	1.3	273.0	426.8
2012	69.8	1.1	116.3	187.2
2013	8.1	0.8	21.1	30.0
2014	–	0.4	0.7	1.1
Thereafter	–	1.9	–	1.9

Total	$536.8	$8.4	$885.8	$1,431.0

(a)	Represents fixed price commitments with city gate equivalent deliveries.
(b)	Includes $6.5 million of commitments related to renewable energy credits.

Construction Project Financing

To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’s customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a note receivable representing its customers’ obligations to remit principal and interest and a long-term note payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the note receivable to the lender and removes both the note receivable and the long-term financing from its financial statements. As of September 30, 2009, work on these construction projects that was not completed or accepted by customers was valued at $5.1 million, which is recorded on the balance sheet as a note receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Once the project is accepted by the customer, the lender will have no recourse against Washington Gas related to this long-term debt.

Financial Guarantees

WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At September 30, 2009, these guarantees totaled $539.5 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from suppliers when required by our credit policy. WGL Holdings also issued guarantees totaling $3.0 million at September 30, 2009 that were made on behalf of certain of our non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $542.5 million, $20.0 million and $17.0 million are due to expire on December 31,

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

2009 and December 31, 2010, respectively. The remaining guarantees do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective October 1, 2008, we adopted SFAS No. 157, now part of ASC Topic 820, for our financial assets and liabilities that are required to be measured at fair value on a recurring basis. These financial assets and liabilities primarily consist of (i) derivatives recorded on our balance sheet under ASC Topic 815, (ii) weather derivatives for which we receive a premium payment and (iii) long-term debt and preferred stock outstanding that are required to be disclosed at fair value. Under ASC Topic 820, fair value is defined as the exit price, representing the amount that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To value our financial instruments, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about credit risk (both our own credit risk and the counterparty’s credit risk) and the risks inherent in the inputs to our valuation technique, the income approach.

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

ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy under ASC Topic 820 are described below:

Level 1.  Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. Level 1 assets and liabilities primarily include exchange traded derivatives and securities. At September 30, 2009, we do not have any financial assets or liabilities in this category.

Level 2.  Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs that are corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions including: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At September 30, 2009, level 2 financial assets and liabilities included non-exchange traded energy-related derivatives such as financial swaps and options and physical forward contracts for deliveries at active market locations. Additionally, at September 30, 2009, Level 2 financial assets and liabilities included a weather derivative as well as interest rate swaps valued using observable data.

Level 3.  Level 3 of the fair value hierarchy consists of assets or liabilities that are valued using significant unobservable inputs at the reporting date. These unobservable assumptions reflect our assumptions about estimates that market participants would use in pricing the asset or liability, including historical volatility and pricing data when delivery is to inactive market locations. These inputs may be used with industry standard valuation methodologies that result in our best estimate of fair value for the assets or liabilities at the reporting date. At September 30, 2009, OTC derivative assets and liabilities in this category included: (i) physical contracts valued with significant basis adjustments to observable market data when delivery is to inactive market locations; (ii) long-dated positions where observable pricing is not available over the life of the contract; (iii) contracts valued using historical volatility assumptions and (iv) valuations using indicative broker quotes for inactive market locations.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The following table sets forth financial instruments recorded at fair value on a recurring basis as of September 30, 2009. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

Fair Value Measurements Under the Fair Value Hierarchy at September 30, 2009

	WGL Holdings		Washington Gas

(In millions)	Assets	Liabilities	Assets	Liabilities

Level 1	$–	$–	$–	$–
Level 2	31.4	(26.5)	28.9	(19.8)
Level 3	35.2	(62.8)	25.0	(31.3)
Counterparty and cash collateral netting	(43.0)	48.1	(39.8)	39.8

Total	$23.6	$(41.2)	$14.1	$(11.3)

The following table is a summary of the changes in the fair value of our derivative assets (liabilities) that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the fiscal year ended September 30, 2009.

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	WGL Holdings	Washington Gas

Balance at October 1, 2008	$(9.1)	$(17.0)
Realized and unrealized gains (losses)
Recorded to income	(54.1)	(1.4)
Recorded to regulatory assets—gas costs	2.1	2.1
Transfers in and/or out of Level 3	–	–
Purchases and settlements, net	33.5	10.0

Balance at September 30, 2009	$(27.6)	$(6.3)

The table below sets forth the line items on the Statements of Income of the amounts recorded to income for the fiscal year ended September 30, 2009, related to fair value measurements using significant level 3 inputs.

Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
	Year Ended
	September 30, 2009

(In millions)	WGL Holdings	Washington Gas

Operating revenues—non-utility	$(4.2)	$–
Utility cost of gas	(1.4)	(1.4)
Non-utility cost of energy-related sales	(48.5)	–

Total	$(54.1)	$(1.4)

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Unrealized gains (losses) for the fiscal year ended September 30, 2009 attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows:

Unrealized Gains (Losses) Recorded for Level 3 Measurements
	Year Ended
	September 30, 2009

(In millions)	WGL Holdings	Washington Gas

Recorded to income
Operating revenues—non-utility	$8.1	$–
Utility cost of gas	3.4	3.4
Non-utility cost of energy-related sales	(26.7)	–
Recorded to regulatory assets—gas costs	(4.0)	(4.0)

Total	$(19.2)	$(0.6)

The following table presents the carrying amounts and estimated fair values of our financial instruments at September 30, 2009. The carrying amount of current assets and current liabilities approximates fair value because of the short-term maturity of these instruments, and therefore are not shown in the table below.

Fair Value of Financial Instruments

At September 30,	2009		2008

	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value

Long-term debt(a)	$561.8	$627.8	$603.8	$564.6

(a)	Excludes current maturities and unamortized discounts.

Washington Gas’s long-term debt is not actively traded. The fair value of long-term debt was estimated based on the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for Washington Gas’s credit quality.

15. OPERATING SEGMENT REPORTING

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

With approximately 91% of WGL Holdings’ consolidated total assets, the regulated utility segment is our core business and comprises Washington Gas and Hampshire. The regulated utility segment, through Washington Gas, provides regulated gas distribution services (including the sale and delivery of natural gas, meter reading, responding to customer inquiries, bill preparation and the construction and maintenance of its natural gas distribution system) to customers primarily in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia. Hampshire, an underground natural gas storage company that is regulated under a cost of service tariff by the FERC, provides services exclusively to Washington Gas.

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

The same accounting policies applied in preparing our consolidated financial statements, as discussed in Note 1—Accounting Policies also apply to the reported segments. While net income or loss applicable to common stock is the primary criterion for measuring a segment’s performance, we also evaluate our operating segments based on other relevant factors, such as penetration into their respective markets and return on equity. The following tables present operating segment information for the fiscal years ended September 30, 2009, 2008 and 2007.

Operating Segment Financial Information
		Non-Utility Operations
		Retail
	Regulated	Energy-	Design-Build	Other
(In thousands)	Utility	Marketing	Energy Systems	Activities	Eliminations	Consolidated

Year Ended September 30, 2009

Operating Revenues	$1,505,875	$1,192,022	$33,735	$10	$(24,786)	$2,706,856

Operating Expenses:
Cost of Energy-Related Sales	829,905	1,127,409	25,757	–	(24,786)	1,958,285
Operation	211,772	35,041	2,835	4,149	–	253,797
Maintenance	43,674	–	–	–	–	43,674
Depreciation and Amortization	94,545	753	59	–	–	95,357
General Taxes and Other Assessments:
Revenue Taxes	61,051	1,074	–	–	–	62,125
Other	48,736	3,025	141	27	–	51,929

Total Operating Expenses	1,289,683	1,167,302	28,792	4,176	(24,786)	2,465,167

Operating Income (Loss)	216,192	24,720	4,943	(4,166)	–	241,689
Other Income—Net	1,662	101	142	918	(642)	2,181
Interest Expense	44,140	654	1	750	(642)	44,903
Dividends on Washington Gas Preferred Stock	1,320	–	–	–	–	1,320
Income Tax Expense (Benefit)	66,442	9,192	1,930	(290)	–	77,274

Net Income (Loss) Applicable to Common Stock	$105,952	$14,975	$3,154	$(3,708)	$–	$120,373

Total Assets	$3,059,838	$300,491	$21,517	$83,260	$(115,216)	$3,349,890

Capital Expenditures/Investments	$136,483	$2,393	$32	$–	$–	$138,908

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Operating Segment Financial Information
		Non-Utility Operations
		Retail
	Regulated	Energy-	Design-Build	Other
(In thousands)	Utility	Marketing	Energy Systems	Activities	Eliminations	Consolidated

Year Ended September 30, 2008

Operating Revenues	$1,552,344	$1,062,692	$29,051	$8	$(15,901)	$2,628,194

Operating Expenses:
Cost of Energy-Related Sales	885,234	1,023,297	23,849	–	(15,901)	1,916,479
Operation	205,311	26,531	2,621	3,276	–	237,739
Maintenance	44,819	–	–	–	–	44,819
Depreciation and Amortization	94,156	803	48	–	–	95,007
General Taxes and Other Assessments:						–
Revenue Taxes	55,349	548	–	–	–	55,897
Other	43,685	2,841	92	29	–	46,647

Total Operating Expenses	1,328,554	1,054,020	26,610	3,305	(15,901)	2,396,588

Operating Income (Loss)	223,790	8,672	2,441	(3,297)	–	231,606
Other Income—Net	1,910	93	388	1,254	(1,120)	2,525
Interest Expense	45,397	1,139	–	1,381	(1,120)	46,797
Dividends on Washington Gas Preferred Stock	1,320	–	–	–	–	1,320
Income Tax Expense	65,260	2,813	1,038	380	–	69,491

Net Income (Loss) Applicable to Common Stock	$113,723	$4,813	$1,791	$(3,804)	$–	$116,523

Total Assets	$3,020,471	$231,839	$21,647	$60,462	$(90,876)	$3,243,543

Capital Expenditures/Investments	$134,570	$231	$160	$–	$–	$134,961

Year Ended September 30, 2007

Operating Revenues	$1,513,839	$1,138,440	$10,175	$119	$(16,565)	$2,646,008

Operating Expenses:
Cost of Energy-Related Sales	892,376	1,071,563	7,815	–	(16,565)	1,955,189
Operation	206,623	23,253	2,053	3,730	–	235,659
Maintenance	39,685	–	–	–	–	39,685
Depreciation and Amortization	89,907	674	24	–	–	90,605
General Taxes and Other Assessments:
Revenue Taxes	55,949	753	–	–	–	56,702
Other	40,648	2,561	87	25	–	43,321

Total Operating Expenses	1,325,188	1,098,804	9,979	3,755	(16,565)	2,421,161

Operating Income (Loss)	188,651	39,636	196	(3,636)	–	224,847
Other Income—Net	2,615	39	446	3,220	(2,942)	3,378
Interest Expense	45,157	2,930	–	3,723	(2,942)	48,868
Dividends on Washington Gas Preferred Stock	1,320	–	–	–	–	1,320
Income Tax Expense	54,900	14,319	275	643	–	70,137

Net Income (Loss) Applicable to Common Stock	$89,889	$22,426	$367	$(4,782)	$–	$107,900

Total Assets	$2,836,492	$224,150	$12,475	$70,329	$(97,085)	$3,046,361

Capital Expenditures/Investments	$162,561	$1,885	$85	$–	$–	$164,531

16. RELATED PARTY TRANSACTIONS

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

In connection with billing for unregulated third party marketers and with other miscellaneous billing processes, Washington Gas collects cash on behalf of affiliates and transfers the cash as quickly as reasonably possible. Cash collected by Washington Gas on behalf of its affiliates but not yet transferred is recorded in “Payables to associated companies” on the Washington Gas balance sheets. These transactions recorded by Washington Gas impact the balance sheet only.

At September 30, 2009 and 2008, Washington Gas had recorded receivables from associated companies of $10.4 million and $4.6 million, respectively. At September 30, 2009 and 2008, Washington Gas had recorded payables to associated companies of $11.4 million and $22.7 million, respectively.

Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGEServices. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services and the related sales and purchases of natural gas, Washington Gas charged WGEServices $24.8 million, $15.9 million and $16.6 million for the fiscal years ended September 30, 2009, 2008 and 2007, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.

As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGEServices has recognized an accounts receivable from Washington Gas in the amount of $4.6 million and $5.4 million at September 30, 2009 and 2008, respectively, related to an imbalance in gas volumes. Due to regulatory treatment, these receivables are not eliminated in the consolidated financial statements of WGL Holdings. Refer to Note 1—Accounting Policies for a further discussion of these imbalance transactions.

17. SUBSEQUENT EVENTS

On November 2, 2009, Washington Gas Light Company entered into a note purchase agreement by and among certain purchasers for the issuance and sale of $50.0 million of unsecured 4.76% fixed rate notes with a ten year maturity due November 1, 2019 through a private placement arrangement. The estimated effective cost of the notes, including consideration of issuance fees and hedge proceeds, is 4.79%. The note purchase agreement provides that, subject to certain conditions, the repayment of the notes may be accelerated in the event of default. The conditions that constitute an “event of default” are fully described in the note purchase agreement. If the repayment of the notes is accelerated due to an event of default, the notes will mature and the entire unpaid principal amount plus all accrued and unpaid interest thereon and a make whole amount determined in respect of such principal amount, will all be immediately due and payable.

The Company has evaluated all events or transactions that occurred after September 30, 2009 through November 25, 2009, the date the accompanying financial statements were available to be issued. During this period, there were no material subsequent events other than those disclosed above.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of WGL Holdings, Inc.

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of WGL Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of income, common shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15 under Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WGL Holdings, Inc. and subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (part of Accounting Standards Codification Topic 715, Compensation — Retirement Benefits), as of September 30, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 25, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

McLean, Virginia
November 25, 2009

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Washington Gas Light Company

We have audited the accompanying balance sheets and statements of capitalization of Washington Gas Light Company (the “Company”) as of September 30, 2009 and 2008, and the related statements of income, common shareholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15 under Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Washington Gas Light Company as of September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (part of Accounting Standards Codification Topic 715, Compensation — Retirement Benefits), as of September 30, 2007.

DELOITTE & TOUCHE LLP

McLean, Virginia
November 25, 2009

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

	Quarter Ended

(In thousands, except per share data)	December 31(a)	March 31(b)	June 30(b)	September 30(b)

Fiscal Year 2009
Operating revenues	$826,088	$1,040,888	$427,036	$412,844
Operating income (loss)	102,224	134,732	12,223	(7,490)
Net income (loss) applicable to common stock	54,625	75,070	1,807	(11,129)
Earnings (loss) per average share of common stock:
Basic(c)	1.09	1.50	0.04	(0.22)
Diluted(c)	1.09	1.49	0.04	(0.22)
Fiscal Year 2008
Operating revenues	$751,626	$1,020,037	$464,649	$391,882
Operating income (loss)	89,935	145,009	9,502	(12,840)
Net income (loss) applicable to common stock	47,197	81,038	(492)	(11,220)
Earnings (loss) per average share of common stock:
Basic(c)	0.96	1.64	(0.01)	(0.22)
Diluted(c)	0.95	1.63	(0.01)	(0.22)

(a)	Earnings for the regulated utility segment for the quarter ended December 31, 2008 included reversal of a previously proposed disallowance of purchased gas charges as a result of a review from the PSC of MD Hearing Examiner. This reversal resulted in income of $4.6 million (pre-tax) to “Operating revenues-utility”.

(b)	Earnings for the regulated utility segment for the quarters ended March 31, 2009 and June 30, 2009 included accruals related to the Virginia ESM of $4.3 million and $1.5 million, respectively. Management identified and reversed these accruals in the fourth quarter of 2009 to correct for an error in the calculation. Management does not believe the effects of these prior period corrections are material either to the current period financial statements or any prior period financial statements.

(c)	The sum of quarterly per share amounts may not equal annual per share amounts as quarterly calculations are based on varying numbers of common shares.

WGL Holdings, Inc.
Washington Gas Light Company
Part II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ disclosure controls and procedures as of September 30, 2009. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that WGL Holdings’ disclosure controls and procedures were effective as of September 30, 2009.

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

Management has assessed the effectiveness of WGL Holdings’ internal control over financial reporting as of September 30, 2009 based upon the criteria set forth in a report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that WGL Holdings maintained effective internal control over financial reporting as of September 30, 2009.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of September 30, 2009. Deloitte & Touche LLP’s report on the audit of internal control over financial reporting is included in Item 9A of this Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the internal control over financial reporting of WGL Holdings during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL Holdings.

WGL Holdings, Inc.
Washington Gas Light Company
Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of WGL Holdings, Inc.

We have audited the internal control over financial reporting of WGL Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended September 30, 2009 of the Company and our report dated November 25, 2009 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

McLean, Virginia
November 25, 2009

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of Washington Gas’s disclosure controls and procedures as of September 30, 2009. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that Washington Gas’s disclosure controls and procedures were effective as of September 30, 2009.

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

Management has assessed the effectiveness of Washington Gas’s internal control over financial reporting as of September 30, 2009 based upon the criteria set forth in a report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that Washington Gas maintained effective internal control over financial reporting as of September 30, 2009.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

WGL Holdings, Inc.
Washington Gas Light Company
Part II

ITEM 9B. OTHER INFORMATION

None.

WGL Holdings, Inc.
Washington Gas Light Company
Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANTS

Information concerning the Company’s Board of Directors and the audit committee financial expert contained in WGL Holdings’ definitive Proxy Statement and Washington Gas’s definitive Information Statement for the March 4, 2010 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers is reflected in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning Executive Compensation contained in WGL Holdings’ definitive Proxy Statement and Washington Gas’s definitive Information Statement for the March 4, 2010 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers as of September 30, 2009 is reflected in Part I hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information captioned Security Ownership of Management and Certain Beneficial Owners and the information captioned Equity Compensation Plan Information in WGL Holdings’ definitive Proxy Statement and Washington Gas’s definitive Information Statement for the March 4, 2010 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information captioned Related Person Transactions During Fiscal Year 2009 in WGL Holdings’ definitive Proxy Statement and Washington Gas’s definitive Information Statement for the March 4, 2010 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information captioned Fiscal Years 2009 and 2008 Audit Firm Fee Summary in WGL Holdings’ definitive Proxy Statement and Washington Gas’s definitive Information Statement for the March 4, 2010 Annual Meeting of Shareholders is hereby incorporated by reference.

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

Schedule/
Exhibit	Description

II	Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2009, 2008 and 2007—WGL Holdings, Inc.

Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2009, 2008 and 2007—Washington Gas Light Company.

(a)(3)	Exhibits
Exhibits Filed Herewith:

10.1	Amended Service Agreement, effective October 31, 2008, with Columbia Gas Transmission Company related to Firm Transportation Service.

10.2	Amended Service Agreement, effective October 31, 2008, with Columbia Gas Transmission Company related to Firm Transportation Service.

12.1	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.

12.3	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company.

12.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company.

21	Subsidiaries of WGL Holdings, Inc.

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney

31.1	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits Incorporated by Reference:

2	Plan of Merger between WGL Holdings, Inc. and Washington Gas Light Company, filed on Form S-4 dated February 2, 2000.

3	Articles of Incorporation & Bylaws:

Washington Gas Light Company Charter, filed on Form S-3 dated July 21, 1995.

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits and Financial Statement Schedules (continued)

Schedule/
Exhibit	Description

(a)(3)	Exhibits (continued)

WGL Holdings, Inc. Charter, filed on Form S-4 dated February 2, 2000.

Bylaws of WGL Holdings, Inc. as amended on March 5, 2009, filed as Exhibit 3(ii) to Form 8-K on March 6, 2009.

Bylaws of Washington Gas Light Company as amended on September 23, 2009, filed as Exhibit 3(ii) to Form 8-K on September 25, 2009.

Code of Conduct of WGL Holdings, Inc. as amended on September 23, 2009, filed as Exhibit 14.1 to Form 8-K on September 25, 2009.

Code of Conduct of Washington Gas Light Company as amended on September 23, 2009, filed as Exhibit 14.1 to Form 8-K on September 25, 2009.

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

10	Material Contracts

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

Gas transportation and storage contracts

Service Agreement, effective October 31, 2008, with Columbia Gas Transmission Company related to Firm Storage Service, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2009.

Service Agreement, effective October 31, 2008, with Columbia Gas Transmission Company related to Firm Transportation Service, filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2009.

Service Agreement, effective October 31, 2008, with Columbia Gas Transmission Company related to Firm Transportation Service, filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2009.

Service Agreement, effective October 31, 2008, with Columbia Gas Transmission Company related to Firm Transportation Service, filed as Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2009.

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

Management Contracts, Compensatory Plans or Arrangements with Executive Officers and Directors

WGL Holdings, Inc. and Washington Gas Light Company Change in Control Severance Plan for Certain Executives, as amended on September 24, 2008, filed as Exhibit 10.1 to Form 10-K for the fiscal year ended September 30, 2008.*

WGL Holdings, Inc. and Washington Gas Light Company Deferred Compensation Plan for Outside Directors, amended and restated effective January 1, 2005, as further amended on September 24, 2008, filed as Exhibit 10.1 to Form 10-K for the fiscal year ended September 30, 2008.*

Washington Gas Light Company Supplemental Executive Retirement Plan, amended and restated effective January 1, 2005, as further amended on September 24, 2008, filed as Exhibit 10.1 to Form 10-K for the fiscal year ended September 30, 2008.*

WGL Holdings, Inc. Omnibus Incentive Compensation Plan, filed as Exhibit 10.2 to form 8-K dated December 21, 2006.*

WGL Holdings, Inc. 1999 Incentive Compensation Plan, as amended and restated as of March 5, 2003, filed as Exhibit 10.15 to Form 10-K for the fiscal year ended September 30, 2004.*

Form of Nonqualified Stock Option Award Agreement, filed as Exhibit 10.01 to Form 8-K dated October 5, 2004.*

Form of Performance Share Award Agreement, filed as Exhibit 10.01 to Form 10-Q dated February 11, 2008.*

Form of Performance Units Award Agreement, filed as Exhibit 10.02 to Form 10-Q dated February 11, 2008.*

WGL Holdings, Inc. and Washington Gas Light Company Deferred Compensation Plan for Outside Directors, adopted December 18, 1985, and amended as of November 1, 2000, filed as Exhibit 10.2 to Form 10-K in the fiscal year ended September 30, 2001.*

Debt and Credit Agreements

Form of Note Purchase Agreement dated November 2, 2009, entered into by and among Washington Gas Light Company and certain purchasers, for the issuance and sale by Washington Gas Light Company of $50 million of unsecured fixed rate notes due November 1, 2019. Filed as Exhibit 4.1 to Form 8-K dated November 5, 2009.

Form of Note issued in connection with the Note Purchase Agreement dated November 2, 2009, by and among Washington Gas Light Company and certain purchasers, regarding the issuance and sale by Washington Gas Light Company of $50 million of unsecured fixed rate notes due November 1, 2019. Filed as Exhibit 4.2 to Form 8-K dated November 5, 2009.

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits and Financial Statement Schedules (concluded)

Schedule/
Exhibit	Description

(a)(3)	Exhibits (continued)

Form of Distribution Agreement, dated June 3, 2009, entered into by and among Washington Gas Light Company and Wachovia Capital Markets, LLC., BB&T Capital Markets, a division of Scott & Stringfellow, LLC., J.P. Morgan Securities Inc., Mitsubishi UFJ Securities (USA), Inc., and The Williams Capital Group, L.P. regarding the issuance and sale by Washington Gas Light Company of up to $450 million of Medium-Term Notes, Series I. Filed as Exhibit 1.1 to Form 8-K dated June 4, 2009.

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

WGL Holdings, Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts and Reserves
Years Ended September 30, 2009, 2008 and 2007
		Additions Charged To
	Balance at				Balance
	Beginning	Costs and	Other		at End of
(In thousands)	of Period	Expenses	Accounts(a)	Deductions(b)	Period
2009

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$17,101	$22,435	$4,167	$22,734	$20,969

2008

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$14,488	$19,958	$4,657	$22,002	$17,101

2007

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$17,676	$9,645	$4,123	$16,956	$14,488

Notes:
(a) Recoveries on receivables previously written off as uncollectible and unclaimed customer deposits, overpayments, etc., not refundable.
(b) Includes deductions for purposes for which reserves were provided or revisions made of estimated exposure.

Washington Gas Light Company
Schedule II—Valuation and Qualifying Accounts and Reserves
Years Ended September 30, 2009, 2008 and 2007
		Additions Charged To
	Balance at				Balance at
	Beginning	Costs and	Other		End of
(In thousands)	of Period	Expenses	Accounts(a)	Deductions(b)	Period
2009

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$15,736	$18,567	$3,733	$19,419	$18,617

2008

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$13,215	$16,761	$4,207	$18,447	$15,736

2007

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$16,543	$7,884	$4,123	$15,335	$13,215

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

Date: November 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Terry D. McCallister (Terry D. McCallister)		Chairman of the Board and Chief Executive Officer	November 25, 2009

/s/ Adrian P. Chapman (Adrian P. Chapman)		President and Chief Operating Officer	November 25, 2009

/s/ Vincent L. Ammann, Jr. (Vincent L. Ammann, Jr.)		Vice President and Chief Financial Officer (Principal Financial Officer)	November 25, 2009

/s/ Mark P. O’Flynn (Mark P. O’Flynn)		Controller (Principal Accounting Officer)	November 25, 2009

* (Michael D. Barnes)		Director	November 25, 2009

* (George P. Clancy, Jr.)		Director	November 25, 2009

* (James W. Dyke, Jr.)		Director	November 25, 2009

* (Melvyn J. Estrin)		Director	November 25, 2009

* (James F. Lafond)		Director	November 25, 2009

* (Debra L. Lee)		Director	November 25, 2009

* (Karen Hastie Williams)		Director	November 25, 2009

*By:	Vincent L. Ammann, Jr. (Vincent L. Ammann, Jr.) Attorney-in-Fact		November 25, 2009

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY 2009 Form 10-K
Exhibit Index

Exhibit	Description

10.1	Amended Service Agreement, effective October 31, 2008, with Columbia Gas Transmission Company related to Firm Transportation Service.
10.2	Amended Service Agreement, effective October 31, 2008, with Columbia Gas Transmission Company related to Firm Transportation Service.
12.1	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.
12.3	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company.
12.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company.
21	Subsidiaries of WGL Holdings, Inc.
23	Consent of Deloitte & Touche LLP.
24	Power of Attorney
31.1	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.