Form 10-Q
period 2009-12-31
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2010-02-05
CIK 104819, 1103601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2009
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission	Exact name of registrant as specified in its charter	State of	I.R.S. Employer
File Number	and principal office address and telephone number	Incorporation	Identification No.
1-16163	WGL Holdings, Inc. 101 Constitution Ave., N.W. Washington, D.C. 20080 (703) 750-2000	Virginia	52-2210912
0-49807	Washington Gas Light Company 101 Constitution Ave., N.W. Washington, D.C. 20080 (703) 750-4440	District of Columbia and Virginia	53-0162882

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
WGL Holdings, Inc. common stock, no par value, outstanding as of January 29, 2010: 50,302,721 shares.
All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of January 29, 2010.

WGL Holdings, Inc.
Washington Gas Light Company
For the Quarter Ended December 31, 2009

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
     Part I — Financial information in this Quarterly Report on Form 10-Q includes separate financial statements (i.e. balance sheets, statements of income and statements of cash flows) for WGL Holdings and Washington Gas. The Notes to Consolidated Financial Statements are also included and are presented on a consolidated basis for both WGL Holdings and Washington Gas. The Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) included under Item 2 is divided into two major sections for WGL Holdings and Washington Gas.
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

iii

WGL Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements

	December 31,	September 30,
(In thousands)	2009	2009

ASSETS
Property, Plant and Equipment
At original cost	$3,257,411	$3,242,413
Accumulated depreciation and amortization	(980,371)	(973,272)

Net property, plant and equipment	2,277,040	2,269,141

Current Assets
Cash and cash equivalents	13,622	7,845
Receivables
Accounts receivable	277,793	172,117
Gas costs and other regulatory assets	65,235	77,173
Unbilled revenues	223,560	80,594
Allowance for doubtful accounts	(18,150)	(20,969)

Net receivables	548,438	308,915

Materials and supplies—principally at average cost	24,365	23,626
Storage gas—at cost (first-in, first-out)	198,710	237,681
Deferred income taxes	128	—
Other prepayments	56,026	82,415
Other	24,364	23,032

Total current assets	865,653	683,514

Deferred Charges and Other Assets
Regulatory assets
Gas costs	76,443	13,996
Pension and other post-retirement benefits	307,404	308,544
Other	52,756	53,904
Other	25,560	20,791

Total deferred charges and other assets	462,163	397,235

Total Assets	$3,604,856	$3,349,890

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,127,145	$1,097,698
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	612,795	561,830

Total capitalization	1,768,113	1,687,701

Current Liabilities
Current maturities of long-term debt	82,594	82,592
Notes payable	176,553	183,851
Accounts payable and other accrued liabilities	271,285	213,529
Wages payable	15,890	15,294
Accrued interest	12,830	3,598
Dividends declared	18,816	18,758
Customer deposits and advance payments	60,310	52,908
Gas costs and other regulatory liabilities	85,459	14,842
Deferred income taxes	—	5,155
Accrued taxes	20,307	17,119
Other	30,996	26,970

Total current liabilities	775,040	634,616

Deferred Credits
Unamortized investment tax credits	10,531	10,761
Deferred income taxes	350,155	323,505
Accrued pensions and benefits	273,809	273,289
Asset retirement obligations	33,112	32,641
Regulatory liabilities
Accrued asset removal costs	322,934	319,173
Other	13,985	14,310
Other	57,177	53,894

Total deferred credits	1,061,703	1,027,573

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$3,604,856	$3,349,890

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended
	December 31,
(In thousands, except per share data)	2009	2008

OPERATING REVENUES
Utility	$390,532	$522,481
Non-utility	336,891	303,607

Total Operating Revenues	727,423	826,088

OPERATING EXPENSES
Utility cost of gas	197,277	306,784
Non-utility cost of energy-related sales	313,205	292,238
Operation and maintenance	73,516	70,334
Depreciation and amortization	24,163	24,081
General taxes and other assessments	31,420	30,427

Total Operating Expenses	639,581	723,864

OPERATING INCOME	87,842	102,224
Other Income (Expenses)—Net	369	17
Interest Expense
Interest on long-term debt	9,895	9,952
AFUDC and other — net	(138)	2,227

Total Interest Expense	9,757	12,179

INCOME BEFORE INCOME TAXES	78,454	90,062
INCOME TAX EXPENSE	30,483	35,107

NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	47,971	54,955
Dividends on Washington Gas preferred stock	330	330

NET INCOME APPLICABLE TO COMMON STOCK	$47,641	$54,625

AVERAGE COMMON SHARES OUTSTANDING
Basic	50,241	50,022
Diluted	50,429	50,208

EARNINGS PER AVERAGE COMMON SHARE
Basic	0.95	1.09
Diluted	0.94	1.09

DIVIDENDS DECLARED PER COMMON SHARE	$0.3675	$0.3550

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended
	December 31,
(In thousands)	2009	2008

OPERATING ACTIVITIES
Net income before preferred stock dividends	$47,971	$54,955
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	24,163	24,081
Amortization of:
Other regulatory assets and liabilities—net	911	744
Debt related costs	210	194
Deferred income taxes—net	21,162	28,486
Accrued/deferred pension cost	1,598	(1,040)
Compensation expense related to equity awards	597	189
Provision for doubtful accounts	3,909	4,585
Other non-cash charges (credits)—net	(406)	(299)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues	(255,370)	(360,651)
Gas costs and other regulatory assets/liabilities—net	82,555	100,331
Storage gas	38,971	63,134
Other prepayments	26,619	(28,311)
Accounts payable and other accrued liabilities	59,603	88,170
Wages payable	596	1,894
Customer deposits and advance payments	7,402	(544)
Accrued taxes	3,188	9,468
Accrued interest	9,232	8,941
Other current assets	(2,071)	(14,376)
Other current liabilities	4,026	(1,788)
Deferred gas costs—net	(62,447)	(45,062)
Deferred assets—other	(4,004)	(4,188)
Deferred liabilities—other	581	(3,393)
Other—net	452	1,441

Net Cash Provided by (Used in) Operating Activities	9,448	(73,039)

FINANCING ACTIVITIES
Common stock issued	884	4,194
Long-term debt issued	51,008	53,642
Long-term debt retired	(20)	(26,012)
Debt issuance costs	295	—
Notes payable issued (retired)—net	(7,298)	94,332
Dividends on common stock and preferred stock	(18,801)	(18,069)
Other financing activities—net	(791)	(803)

Net Cash Provided by Financing Activities	25,277	107,284

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(28,948)	(31,574)

Net Cash Used in Investing Activities	(28,948)	(31,574)

INCREASE IN CASH AND CASH EQUIVALENTS	5,777	2,671
Cash and Cash Equivalents at Beginning of Year	7,845	6,164

Cash and Cash Equivalents at End of Period	$13,622	$8,835

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$1,836	$1,869
Interest paid	$490	$2,791
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital Expenditures included in accounts payable and other accrued liabilities	$(1,847)	$(4,441)
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	December 31,	September 30,
(In thousands)	2009	2009

ASSETS
Property, Plant and Equipment
At original cost	$3,219,100	$3,206,576
Accumulated depreciation and amortization	(957,431)	(950,706)

Net property, plant and equipment	2,261,669	2,255,870

Current Assets
Cash and cash equivalents	8,858	5,160
Receivables
Accounts receivable	144,184	70,382
Gas costs and other regulatory assets	65,235	77,173
Unbilled revenues	136,868	20,905
Allowance for doubtful accounts	(15,663)	(18,617)

Net receivables	330,624	149,843

Materials and supplies—principally at average cost	24,313	23,573
Storage gas—at cost (first-in, first-out)	146,052	168,800
Other prepayments	26,101	39,690
Receivables from associated companies	3,261	10,441
Other	7,824	11,531

Total current assets	547,033	409,038

Deferred Charges and Other Assets
Regulatory assets
Gas costs	76,443	13,996
Pension and other post-retirement benefits	305,799	306,918
Other	52,756	53,904
Other	11,742	11,846

Total deferred charges and other assets	446,740	386,664

Total Assets	$3,255,442	$3,051,572

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$988,712	$966,439
Preferred stock	28,173	28,173
Long-term debt	612,795	561,830

Total capitalization	1,629,680	1,556,442

Current Liabilities
Current maturities of long-term debt	82,594	82,592
Notes payable	68,320	124,811
Accounts payable and other accrued liabilities	164,966	125,295
Wages payable	15,473	14,622
Accrued interest	12,830	3,598
Dividends declared	18,066	18,008
Customer deposits and advance payments	60,310	52,908
Gas costs and other regulatory liabilities	85,459	14,842
Deferred income taxes	5,917	9,285
Accrued taxes	18,656	15,434
Payables to associated companies	37,977	11,390
Other	13,912	12,929

Total current liabilities	584,480	485,714

Deferred Credits
Unamortized investment tax credits	10,239	10,462
Deferred income taxes	354,545	326,921
Accrued pensions and benefits	272,370	271,859
Asset retirement obligations	32,084	31,627
Regulatory liabilities
Accrued asset removal costs	322,934	319,173
Other	13,984	14,307
Other	35,126	35,067

Total deferred credits	1,041,282	1,009,416

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$3,255,442	$3,051,572

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended
	December 31,
(In thousands, except per share data)	2009	2008

OPERATING REVENUES
Utility	$398,864	$530,640
Non-utility	7	2

Total Operating Revenues	398,871	530,642

OPERATING EXPENSES
Utility cost of gas	205,609	314,943
Operation and maintenance	63,853	62,284
Depreciation and amortization	23,714	23,621
General taxes and other assessments	29,817	29,524

Total Operating Expenses	322,993	430,372

OPERATING INCOME	75,878	100,270
Other Income (Expenses)—Net	351	(199)
Interest Expense
Interest on long-term debt	9,895	9,945
AFUDC and other — net	(194)	1,831

Total Interest Expense	9,701	11,776

INCOME BEFORE INCOME TAXES	66,528	88,295
INCOME TAX EXPENSE	25,678	34,367

NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	$40,850	$53,928
Dividends on preferred stock	330	330

NET INCOME APPLICABLE TO COMMON STOCK	$40,520	$53,598

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended
	December 31,
(In thousands)	2009	2008

OPERATING ACTIVITIES
Net income before preferred stock dividends	$40,850	$53,928
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	23,714	23,621
Amortization of:
Other regulatory assets and liabilities—net	911	744
Debt related costs	233	187
Deferred income taxes—net	24,060	28,290
Accrued/deferred pension cost	1,586	(1,035)
Compensation expense related to equity awards	572	175
Provision for doubtful accounts	2,932	3,512
Other non-cash charges (credits)—net	(399)	(606)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies	(188,471)	(269,676)
Gas costs and other regulatory assets/liabilities—net	82,555	100,331
Storage gas	22,748	41,442
Other prepayments	13,894	653
Accounts payable and other accrued liabilities, including payables to associated companies	68,109	70,982
Wages payable	851	1,774
Customer deposits and advance payments	7,402	(544)
Accrued taxes	3,222	9,142
Accrued interest	9,232	8,941
Other current assets	2,967	(11,203)
Other current liabilities	983	(5,188)
Deferred gas costs—net	(62,447)	(45,062)
Deferred assets—other	855	(3,651)
Deferred liabilities—other	(2,668)	(8,526)
Other—net	425	1,437

Net Cash Provided by (Used in) Operating Activities	54,116	(332)

FINANCING ACTIVITIES
Long-term debt issued	51,008	53,642
Long-term debt retired	(20)	(25,018)
Debt issuance costs	295	—
Notes payable issued (retired)—net	(56,491)	20,293
Dividends on common stock and preferred stock	(18,051)	(17,695)
Other financing activities—net	(685)	(791)

Net Cash Provided by (Used in) Financing Activities	(23,944)	30,431

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(26,474)	(29,288)

Net Cash Used in Investing Activities	(26,474)	(29,288)

INCREASE IN CASH AND CASH EQUIVALENTS	3,698	811
Cash and Cash Equivalents at Beginning of Year	5,160	3,680

Cash and Cash Equivalents at End of Period	$8,858	$4,491

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$—	$1,460
Interest paid	$433	$2,397
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital Expenditures included in accounts payable and other accrued liabilities	$(1,851)	$(4,064)
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1. ACCOUNTING POLICIES

     Basis of Presentation
     WGL Holdings, Inc. (WGL Holdings) is a holding company that owns all of the shares of common stock of Washington Gas Light Company (Washington Gas), a regulated natural gas utility, and all of the shares of common stock of Washington Gas Resources Corporation (Washington Gas Resources), Hampshire Gas Company (Hampshire) and Crab Run Gas Company. Washington Gas Resources owns all of the shares of common stock of three unregulated subsidiaries that include Washington Gas Energy Services, Inc. (WGEServices), Washington Gas Energy Systems, Inc. (WGESystems) and Capitol Energy Ventures Corp. (CEV), formerly known as Washington Gas Credit Corporation. Except where the content clearly indicates otherwise, “WGL Holdings,” “we,” “us” or “our” refers to the holding company or the consolidated entity of WGL Holdings and all of its subsidiaries. Unless otherwise noted, these notes apply equally to WGL Holdings and Washington Gas.
     The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Therefore, certain financial information and note disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) are omitted in this interim report pursuant to the SEC rules and regulations. The interim consolidated financial statements and accompanying notes should be read in conjunction with the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2009. Due to the seasonal nature of Washington Gas’s and WGEServices’ businesses, the results of operations for the periods presented in this report are not necessarily indicative of actual results for the full fiscal years ending September 30, 2010 and 2009 of either WGL Holdings or Washington Gas.
     The accompanying unaudited consolidated financial statements for WGL Holdings and Washington Gas reflect all normal recurring adjustments that are necessary, in our opinion, to present fairly the results of operations in accordance with GAAP.
     For a description of our accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2009. See “Accounting Standards Adopted in the Current Period” below for changes to these policies subsequent to September 30, 2009.
     Accounting Standards Adopted in the Current Period
     Fair Value. In August 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-05, Fair Value Measurements and Disclosures—Measuring Liabilities at Fair Value (ASU 2009-05). This ASU provides amendments to Accounting Standards Codification (ASC) Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using; (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset, or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of Topic 820. ASU 2009-05 is effective for us on October 1, 2009. The adoption of this guidance did not have a material effect on our consolidated financial statements.
     Other. Effective October 1, 2009, we adopted ASC Topic 810, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. ASC Topic 810 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of this standard resulted in reclassifying Washington Gas’s preferred stock dividends on the Statement of Income to present consolidated net income attributable to both the shareholders of WGL Holdings Inc. and to the noncontrolling interest of the Washington Gas’s preferred shareholders. In addition, the Statements of Cash Flows have been changed to include income from all equity holders as a source of cash in Operating Activities and to reflect the distribution of preferred stock dividends as a use of cash in Financing Activities. The adoption of this standard had no other effect on our consolidated financial statements.

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
     Fair Value. In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales issuances and settlements of recurring Level 3 measurements, ASU 2010-06 is effective for us on January 1, 2010. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for us on October 1, 2011. We are currently evaluating the possible effect of this standard on our consolidated financial statements.
NOTE 2. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

     The tables below provide details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets for both WGL Holdings and Washington Gas.

WGL Holdings, Inc.

(In thousands)	Dec. 31, 2009	Sept. 30, 2009

Accounts payable — trade	$242,961	$174,098
Employee benefits and payroll accruals	16,692	28,813
Other accrued liabilities	11,632	10,618

Total	$271,285	$213,529

Washington Gas Light Company

(In thousands)	Dec. 31, 2009	Sept. 30, 2009

Accounts payable — trade	$139,752	$90,630
Employee benefits and payroll accruals	15,991	26,530
Other accrued liabilities	9,223	8,135

Total	$164,966	$125,295

NOTE 3. SHORT-TERM DEBT

     WGL Holdings and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
year. We maintain revolving credit agreements to support our outstanding commercial paper and to permit short-term borrowing flexibility. Our policy is to maintain bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. The following is a summary of our committed credit available at December 31, 2009.

Committed Credit Available (In millions)
	WGL Holdings	Washington Gas	Total Consolidated

Committed credit agreements

Unsecured revolving credit facility, expires August 3, 2012 (a)	$400.0	$300.0	$700.0
Less: Commercial Paper	(108.3)	(68.3)	(176.6)

Net committed credit available	$291.7	$231.7	$523.4

(a)	Both WGL Holdings and Washington Gas have the right to request extensions with the banks’ approval. WGL Holdings’ revolving credit facility permits it to borrow an additional $50 million, with the banks’ approval, for a total of $450 million. Washington Gas’s revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for for a total of $400 million.
     At December 31, 2009 and September 30, 2009, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper of $176.6 million and $183.8 million, respectively, at a weighted average interest rate of 0.24% and 0.27%, respectively. Of the outstanding notes payable balance at December 31, 2009, $108.3 million was issued by WGL Holdings and $68.3 million was issued by Washington Gas. Of the outstanding notes payable balance at September 30, 2009, $59.0 million was issued by WGL Holdings and $124.8 million was issued by Washington Gas.
     As of December 31, 2009 and September 30, 2009, respectively, there were no outstanding bank loans from WGL Holdings’ or Washington Gas’s revolving credit facilities.
NOTE 4. LONG-TERM DEBT

     UNSECURED NOTES
     Washington Gas issues unsecured Medium-Term Notes (MTNs) and private placement notes with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance.
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
     At December 31, 2009, Washington Gas had the capacity, under a shelf registration to issue up to $450.0 million of additional MTNs. At December 31, 2009 and September 30, 2009, outstanding notes were $689.0 million and $639.0 million, respectively. At December 31, 2009 and September 30, 2009, the weighted average interest rate on all outstanding notes was 5.73% and 5.82%, respectively.
NOTE 5. COMMON SHAREHOLDERS’ EQUITY

     The tables below reflect the changes in “Common shareholders’ equity” for WGL Holdings and Washington Gas for the three months ended December 31, 2009.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
WGL Holdings, Inc.
Components of Common Shareholders’ Equity

				Accumulated
				Other
				Comprehensive
	Common Stock	Paid-In	Retained	Loss, Net of
(In thousands)	Amount	Capital	Earnings	Taxes	Total

Balance at September 30, 2009	$514,501	$13,516	$576,122	$(6,441)	$1,097,698
Net income applicable to common stock	—	—	47,641	—	47,641
Post-retirement benefits adjustment, net of taxes	—	—	—	(370)	(370)

Comprehensive income					47,271
Stock-based compensation	4,720	(4,015)	—	—	705
Dividends declared on common stock ($0.3675 per share)	—	—	(18,529)	—	(18,529)

Balance at December 31, 2009	$519,221	$9,501	$605,234	$(6,811)	$1,127,145

Washington Gas Light Company Components of Common Shareholder’s Equity

				Accumulated
				Other
				Comprehensive
	Common Stock	Paid-In	Retained	Loss, Net of
(In thousands)	Amount	Capital	Earnings	Taxes	Total

Balance at September 30, 2009	$46,479	$469,026	$457,375	$(6,441)	$966,439
Net income before preferred stock dividends	—	—	40,850	—	40,850
Post-retirement benefits adjustment, net of taxes	—	—	—	(370)	(370)

Comprehensive income					40,480
Stock-based compensation	—	(98)	—	—	(98)
Dividends declared:
Common Stock	—	—	(17,779)	—	(17,779)
Preferred Stock	—	—	(330)	—	(330)

Balance at December 31, 2009	$46,479	$468,928	$480,116	$(6,811)	$988,712

     WGL Holdings had 50,290,121 and 50,143,484 shares issued of common stock at December 31, 2009 and September 30, 2009, respectively. Washington Gas had 46,479,536 shares issued at both December 31, 2009 and September 30, 2009.
NOTE 6. COMPREHENSIVE INCOME

     The tables below reflect the components of “Comprehensive income” for the three months ended December 31, 2009 and 2008 for WGL Holdings and Washington Gas. Items that are excluded from “Net income” and charged directly to “Common shareholders’ equity” are recorded in “Other comprehensive income, net of taxes.” The amount of “Accumulated other comprehensive loss, net of taxes” is included in “Common shareholders’ equity” (refer to Note 5—Common Shareholders’ Equity).

WGL Holdings, Inc. Components of Comprehensive Income

	Three Months Ended
	December 31,

(In thousands)	2009	2008

Net income applicable to common stock	$47,641	$54,625
Other comprehensive income, net of taxes (a)	(370)	49

Comprehensive income	$47,271	$54,674

(a)	Amounts relate to postretirement benefits.

Washington Gas Light Company Components of Comprehensive Income

	Three Months Ended
	December 31,

(In thousands)	2009	2008

Net income before preferred stock dividends	$40,850	$53,928
Other comprehensive income, net of taxes (a)	(370)	49

Comprehensive income	$40,480	$53,977

(a)	Amounts relate to postretirement benefits.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 7. EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for WGL Holdings for the three months ended December 31, 2009 and 2008.

Basic and Diluted EPS
	Net Income
	Applicable to		Per Share
(In thousands, except per share data)	Common Stock	Shares	Amount

Three Months Ended December 31, 2009
Basic EPS	$47,641	50,241	$0.95

Stock-based compensation plans	—	188

Diluted EPS	$47,641	50,429	$0.94

Three Months Ended December 31, 2008
Basic EPS	$54,625	50,022	$1.09

Stock-based compensation plans	—	186

Diluted EPS	$54,625	50,208	$1.09

     For the three months ended December 31, 2009, we did not exclude any outstanding shares pursuant to stock-based compensation plans in the calculation of diluted EPS. For the three months ended December 31, 2008, we had weighted average outstanding stock options totaling approximately 697,000 shares, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.
NOTE 8. DERIVATIVE AND WEATHER-RELATED INSTRUMENTS

     DERIVATIVE INSTRUMENTS
     To the extent that the information below is being disclosed under certain requirements of ASC Topic 815, no prior period information is presented. Under this guidance, only information after January 1, 2009 is required to be disclosed. Therefore, only December 31, 2009 balances are being disclosed for the balance sheet information and, only activity for the three months ended December 31, 2009 is being disclosed for the income statement information.
     Regulated Utility Operations
     Washington Gas enters into contracts related to the sale and purchase of natural gas that qualify as derivative instruments and are accounted for under ASC Topic 815. These derivative instruments are recorded at fair value on our balance sheet and Washington Gas does not designate any derivatives as hedges under ASC Topic 815. Washington Gas’s derivative contracts relate to: (i) Washington Gas’s asset optimization program, (ii) managing price risk associated with the purchase of gas to serve utility customers and (iii) managing interest rate risk.
     Asset Optimization. Washington Gas optimizes the value of its long-term natural gas transportation and storage capacity resources during periods when these resources are not being used to physically serve utility customers. Specifically, Washington Gas utilizes: (i) its transportation capacity assets to benefit from favorable natural gas prices between different geographic locations and (ii) its storage capacity assets to benefit from favorable natural gas prices between different time periods. As part of this asset optimization program, Washington Gas enters into physical and financial derivative transactions in the form of forwards, swaps and option contracts to lock-in operating margins that Washington Gas will ultimately realize. Regulatory sharing mechanisms in all three jurisdictions allow

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
the profit from these transactions to be shared between Washington Gas’s shareholders and customers; therefore, any changes in fair value are recorded through earnings, or as regulatory assets or liabilities to the extent that gains and losses associated with these derivative instruments will be included in the rates charged to customers. The derivatives used under this program are subject to mark-to-market accounting treatment. This treatment may cause significant period-to-period volatility in earnings from unrealized gains and losses associated with these valuation changes for the portion of net profits to be retained for shareholders; however, this volatility does not change the locked-in operating margins that Washington Gas will ultimately realize from these transactions. All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas”. Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended December 31, 2009 were a loss of $498,000, including unrealized losses of $4.0 million on derivatives.
     Managing Price Risk. Washington Gas enters into forward contracts, option contracts, financial swap contracts and other contracts that are accounted for as derivative instruments as a part of managing price risk associated with its natural gas supply to utility customers. Any gains and losses associated with these derivatives are recorded as regulatory liabilities or assets, respectively, to reflect the rate treatment for these economic hedging activities.
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
     At December 31, 2009, the absolute notional amounts of our derivatives are as follows:
Absolute Notional Amounts
of Open Positions on Derivative instruments

(In millions)	Notional Amounts
Derivative transactions	WGL Holdings	Washington Gas

Natural Gas (in therms)
Asset Optimization	1,479.0	1,479.0
Retail sales	7.0	—
Other risk-management activities	478.6	271.6
Electricity (in kWhs)
Retail sales	1,980.0	—
Other risk-management activities	9,008.0	—
Interest Rate Swap (notional amount in millions)	$24.0	$24.0

     The following tables present the balance sheet classification for all derivative instruments.
WGL Holdings, Inc.
Balance Sheet Classification of Derivative Instruments
As of December 31, 2009

(In millions)
	Derivative	Derivative	Netting of
Balance Sheet location	Assets	Liabilities	Collateral	Total

Other current assets	$19.5	$(6.3)	$—	$13.2
Deferred charges and other assets—other	17.7	(8.4)	—	9.3
Other current liabilities	5.7	(34.0)	4.3	(24.0)
Deferred credits — other	29.8	(59.0)	4.5	(24.7)

Total	$72.7	$(107.7)	$8.8	$(26.2)

Washington Gas Light Company Balance Sheet Classification of Derivative Instruments As of December 31, 2009
(In millions)
	Derivative	Derivative	Netting of
Balance Sheet location	Assets	Liabilities	Collateral	Total

Other current assets	$14.1	$(6.3)	$—	$7.8
Deferred charges and other assets—other	9.5	(8.3)	—	1.2
Other current liabilities	3.0	(11.1)	—	(8.1)
Deferred credits — other	28.8	(33.4)	—	(4.6)

Total	$55.4	$(59.1)	$—	$(3.7)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     The following tables present all gains and losses associated with derivative instruments for the three months ended December 31, 2009.
Gains and Losses on Derivative Instruments
Three Months Ended December 31, 2009

(In millions)	WGL Holdings	Washington Gas

Recorded to income
Operating revenues — non-utility	$2.5	$—
Utility cost of gas	1.5	1.5
Non-utility cost of energy-related sales	(3.2)	—
Recorded to regulatory assets
Gas costs	(4.9)	(4.9)
Other	0.9	0.9

Total	$(3.2)	$(2.5)

     Certain of Washington Gas’s derivative instruments contain contract provisions that would require collateral to be posted if the credit rating of Washington Gas’s debt falls below certain levels. Similarly, certain of WGEServices derivative instruments contain contract provisions that require collateral to be posted if the credit rating of WGL Holdings falls below certain levels. At December 31, 2009, WGEServices’ had posted $8.8 million of collateral related to its derivative liabilities that contained credit-related contingent features. Washington Gas was not required to post any collateral at December 31, 2009. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required to be posted related to the net fair value of our derivative instruments if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on December 31, 2009.
Potential Collateral Requirements for Derivative Liabilities
with Credit-risk-Contingent Features

(In millions)	WGL Holdings	Washington Gas

Derivative liabilities with credit-risk-contingent features	$81.8	$49.0
Maximum potential collateral requirements	34.2	3.4

     Neither Washington Gas nor WGEServices enters into derivative contracts for speculative purposes.
     Concentration of Credit Risk
     Both Washington Gas and WGEServices are exposed to credit risk associated with agreements with wholesale counterparties that are accounted for as derivative instruments. We have credit policies in place that are designed to mitigate credit risk associated with wholesale counterparties through a requirement for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. For certain counterparties or their guarantors that meet this policy’s credit worthiness criteria, both Washington Gas and WGEServices grant unsecured credit which is continuously monitored. Additionally, our agreements with wholesale counterparties contain netting provisions which allow the receivable and payable exposure to/from each counterparty to be offset. At December 31, 2009, four counterparties each represented over 10% of Washington Gas’s credit exposure to wholesale derivative counterparties, for a total credit risk of $15.6 million related to those counterparties. WGEServices had three counterparties, each representing over 10% of its credit exposure to wholesale counterparties for a credit risk of $1.3 million at December 31, 2009.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     WEATHER-RELATED INSTRUMENTS
     Regulated Utility Operations
     On September 21, 2009, Washington Gas executed an heating degree day (HDD) derivative contract to manage its financial exposure to variations from normal weather in the District of Columbia during fiscal year 2010. Under this contract, Washington Gas purchased protection against net revenue shortfalls due to warmer-than-normal weather and sold to the counterparty the right to receive the benefit when weather is colder than normal. This derivative contract resulted in a payment to Washington Gas of $2.1 million.
     Our weather protection instruments are accounted for under ASC Topic 815. For weather derivative contracts, when we pay a net premium, benefits or losses are recognized to the extent actual HDDs are less than or greater than the contracted HDDs. The cost of our weather-related instruments is amortized based on the pattern of normal HDDs over the coverage period. For weather derivative contracts, when we receive a net option premium, we record the receipt as a liability and mark the contract to fair value each period. The expenses or benefits that are derived from our weather-related instruments are not considered in establishing the retail rates of Washington Gas.
     During the three months ended December 31, 2009 and 2008, Washington Gas recorded total pre-tax losses of $1.4 million and $1.8 million, respectively, including premium costs and any fair value adjustments related to its weather derivatives. Benefits and expenses associated with Washington Gas’s weather-related instruments are recorded to “Operation and maintenance” expense.
     Non-Utility Operations
     WGEServices utilizes weather-related derivatives for managing the financial effects of weather risks. These derivatives cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts provide for payment to WGEServices of a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. For the three months ended December 31, 2009 and 2008, WGEServices recorded pre-tax expenses of $283,000 and $448,000, respectively, related to these derivatives.
NOTE 9. FAIR VALUE MEASUREMENTS
     We measure the fair value of our financial assets and liabilities in accordance with ASC Topic 820. These financial assets and liabilities primarily consist of (i) derivatives recorded on our balance sheet under ASC Topic 815, (ii) weather derivatives for which we receive a net option premium payment and (iii) long-term debt outstanding that is required to be disclosed at fair value.
     The following table sets forth financial instruments recorded at fair value as of December 31, 2009. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

Fair Value Measurements Under the Fair Value Hierarchy at December 31, 2009
(In millions)	WGL Holdings		Washington Gas
	Assets	Liabilities	Assets	Liabilities

Level 1	$—	$—	$—	$—
Level 2	25.4	(25.5)	23.7	(19.6)
Level 3	47.3	(85.7)	31.7	(43.0)
Counterparty and cash collateral netting	(50.2)	59.0	(46.4)	46.4

Total	$22.5	$(52.2)	$9.0	$(16.2)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     The following table is a summary of the changes in the fair value of our energy-related derivative assets (liabilities) that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the three month period ended December 31, 2009.

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	WGL Holdings	Washington Gas

Balance at October 1, 2009	$(27.6)	$(6.3)
Realized and unrealized gains (losses)
Recorded to income	(16.6)	(1.6)
Recorded to regulatory assets — gas costs	(2.5)	(2.5)
Transfers in and/or out of Level 3(a)	(2.1)	(2.1)
Purchases and settlements, net	10.4	1.2

Balance at December 31, 2009	$(38.4)	$(11.3)

(a)	Represents weather derivative.
     The table below sets forth the line items on the Statements of Income of the amounts recorded to income for the three months ended December 31, 2009, related to fair value measurements using significant level 3 inputs.

Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
	Three Months Ended		Three Months Ended
	December 31, 2009		December 31, 2008
(In millions)	WGL Holdings	Washington Gas	WGL Holdings	Washington Gas

Operating revenues — non-utility	$2.5	$—	$4.5	$—
Utility cost of gas	(0.2)	(0.2)	4.7	4.7
Non-utility cost of energy-related sales	(18.9)	(1.4)	(6.6)	—

Total	$(16.6)	$(1.6)	$2.6	$4.7

     Unrealized gains (losses) for the three months ended December 31, 2009 attributable to derivative assets and liabilities measured using significant Level 3 inputs at December 31, 2009 were recorded as follows:

Unrealized Gains (Losses) Recorded for Level 3 Measurements
	Three Months Ended		Three Months Ended
	December 31, 2009		December 31, 2008
(In millions)	WGL Holdings	Washington Gas	WGL Holdings	Washington Gas

Recorded to income
Operating revenues — non-utility	$6.0	$—	$3.9	$—
Utility cost of gas	(0.1)	(0.1)	4.6	4.6
Non-utility cost of energy-related sales	(7.9)	(1.4)	(5.2)	—
Recorded to regulatory assets — gas costs	(2.8)	(2.8)	4.2	4.2

Total	$(4.8)	$(4.3)	$7.5	$8.8

     The following table presents the carrying amounts and estimated fair values of our financial instruments at December 31, 2009. The carrying amount of any other financial instruments in current assets and current liabilities approximates fair value because of the short-term maturity of these instruments, and therefore are not shown in the table below.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Fair Value of Financial Instruments
At December 31,	2009
	Carrying	Fair
(In millions)	Amount	Value

Long-term debt(a)	$612.8	$664.2

(a)	Excludes current maturities and unamortized discounts.
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
     With approximately 90% of WGL Holdings’ consolidated total assets, the regulated utility segment is our core business and comprises Washington Gas and Hampshire. The regulated utility segment, through Washington Gas, provides regulated gas distribution services (including the sale and delivery of natural gas, meter reading, responding to customer inquiries, bill preparation and the construction and maintenance of its natural gas distribution system) to customers primarily in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia. Hampshire, an underground natural gas storage company that is regulated under a cost of service tariff by the Federal Energy Regulatory Commission (FERC), provides services exclusively to Washington Gas.
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
     Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations as presented below in the Operating Segment Financial Information. During the quarter, Washington Gas Resources changed the name of Washington Gas Credit Corporation to Capitol Energy Ventures Corp. to better align its name with its mission.
     The same accounting policies applied in preparing our consolidated financial statements, as discussed in Note 1—Accounting Policies, also apply to the reported segments. While net income or loss applicable to common stock is the primary criterion for measuring a segment’s performance, we also evaluate our operating segments based on other relevant factors, such as penetration into their respective markets and return on equity. The following tables present operating segment information for the three months ended December 31, 2009 and 2008.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information
		Non-Utility Operations
		Retail Energy —	Design-Build
(In thousands)	Regulated Utility	Marketing	Energy Systerms	Other Activities	Eliminations	Consolidated

Three Months Ended December 31, 2009

Operating Revenues (a)	$398,864	$333,524	$3,362	$5	$(8,332)	$727,423

Operating Expenses:
Cost of Energy-Related Sales	205,609	310,499	2,706	—	(8,332)	510,482
Operation	51,962	8,781	959	603	—	62,305
Maintenance	11,211	—	—	—	—	11,211
Depreciation and Amortization	23,974	173	16	—	—	24,163
General Taxes and Other Assessments:
Revenue Taxes	17,407	614	—	—	—	18,021
Other	12,460	890	40	9	—	13,399

Total Operating Expenses	322,623	320,957	3,721	612	(8,332)	639,581

Operating Income (Loss)	76,241	12,567	(359)	(607)	—	87,842
Other Income (Expenses)—Net	281	19	10	120	(61)	369
Interest Expense	9,701	59	—	58	(61)	9,757
Income Tax Expense (Benefit)	25,795	5,020	(137)	(195)	—	30,483
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	330

Net Income (Loss) Applicable to Common Stock	$40,696	$7,507	$(212)	$(350)	$—	$47,641

Total Assets	$3,262,330	$365,295	$18,303	$129,959	$(171,031)	$3,604,856

Capital Expenditures/Investments	$26,688	$2,233	$27	$—	$—	$28,948

Three Months Ended December 31, 2008

Operating Revenues (a)	$530,640	$293,845	$9,778	$(16)	$(8,159)	$826,088

Operating Expenses:
Cost of Energy-Related Sales	314,943	284,939	7,299	—	(8,159)	599,022
Operation	51,093	6,831	1,151	608	—	59,683
Maintenance	10,651	—	—	—	—	10,651
Depreciation and Amortization	23,860	207	14	—	—	24,081
General Taxes and Other Assessments:
Revenue Taxes	17,278	129	—	—	—	17,407
Other	12,305	678	29	8	—	13,020

Total Operating Expenses	430,130	292,784	8,493	616	(8,159)	723,864

Operating Income (Loss)	100,510	1,061	1,285	(632)	—	102,224
Other Income (Expenses)—Net	(232)	10	75	450	(286)	17
Interest Expense	11,785	290	—	390	(286)	12,179
Income Tax Expense (Benefit)	34,446	331	528	(198)	—	35,107
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	330

Net Income (Loss) Applicable to Common Stock	$53,717	$450	$832	$(374)	$—	$54,625

Total Assets	$3,299,148	$346,371	$23,583	$138,221	$(169,881)	$3,637,442

Capital Expenditures/Investments	$30,392	$1,167	$14	$1	$—	$31,574

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
     At December 31, 2009 and September 30, 2009, the Washington Gas Balance Sheets reflected a receivable from associated companies of $3.3 million and $10.4 million, respectively. At December 31, 2009 and September 30, 2009, the Washington Gas Balance Sheets reflected a payable to associated companies of $38.0 million and $11.4 million, respectively, related to the activities described above.
     Additionally, Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGEServices. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services and the related sales and purchases of natural gas, Washington Gas charged WGEServices, an affiliated energy marketer, $8.3 million and $8.2 million for the three months ended December 31, 2009 and 2008, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.
     As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGEServices has recognized an accounts receivable from Washington Gas in the amount of $11.7 million and $4.6 million at December 31, 2009 and September 30, 2009, respectively, related to an imbalance in gas volumes. Due to regulatory requirements, these receivables are not eliminated in the consolidated financial statements of WGL Holdings.
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
     On October 2, 2009, Washington Gas and the District of Columbia Office of the People’s Counsel (DC OPC) filed a Joint Motion for Approval of Unanimous Agreement of Stipulation and Full Settlement with the PSC of DC (Stipulation). The parties to the Stipulation agreed that hexane commodity costs incurred by Washington Gas to condition liquefied natural gas received in Washington Gas’s natural gas system are recoverable expenses and that Washington Gas is authorized to achieve full cost recovery from sales and delivery service customers of hexane commodity costs incurred prior to September 30, 2009. Additionally, the Stipulation:
(i)	approves the recovery of hexane commodity costs incurred after September 30, 2009 from sales and delivery service customers, subject to review as a component of Washington Gas’s cost of gas;

(ii)	establishes the implementation of a coupling replacement and encapsulation program (program), wherein Washington Gas will replace or encapsulate a portion of its mechanically coupled pipe in the District of Columbia. The program is expected to conclude in approximately seven years with total spending not to exceed $28.0 million;

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

(iv)	establishes periodic reporting on the level of hexane injected at each of Washington Gas’s hexane facilities with the associated commodity costs, and continued filing of leak-related information with the PSC of DC.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     On October 16, 2009, the PSC of DC published a Notice of Public Interest Hearing, held on October 28, 2009. On December 16, 2009, the PSC of DC issued a final order approving the settlement agreement, including recovery of hexane commodity costs, provided the parties agree to change the September 30, 2009 date to the effective date of the newly approved tariffs. The parties filed the modified language consistent with the final order. Pursuant to the final order, Washington Gas established a regulatory asset by reversing hexane costs previously expensed of $0.7 million into income.
     As of December 31, 2009 Washington Gas has incurred cumulative total HHC costs of $2.0 million related to the District of Columbia of which approximately $0.5 million has been recovered and $1.5 million has been deferred as a regulatory asset.
     Revenue Normalization Adjustment (RNA). On December 21, 2009, Washington Gas filed a revised tariff application seeking approval of an RNA, a sales adjustment mechanism that decouples Washington Gas’s non-gas revenues from actual delivered volumes of gas. On December 22, 2009, the DC OPC filed a motion requesting that the PSC of DC establish public hearing procedures to examine the merits of Washington Gas’s RNA application. Washington Gas filed an opposition to the DC OPC’s motion on January 4, 2010. The PSC of DC issued an order on January 19, 2010 granting the DC OPC’s motion for evidentiary hearing and initiated a rate proceeding to consider issues surrounding Washington Gas’s tariff application. A Commission decision on a procedural schedule is pending.
     Maryland Jurisdiction
     Order on Previously Disallowed Purchased Gas Charges. Each year, the PSC of MD reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’s purchased gas costs are reasonable. On March 14, 2006, in connection with the PSC of MD’s annual review of Washington Gas’s gas costs that were billed to customers in Maryland from September 2003 through August 2004, a Hearing Examiner of the PSC of MD issued a proposed order approving purchased gas charges of Washington Gas for the twelve-month period ended August 2004, except for $4.6 million of such charges that the Hearing Examiner recommended be disallowed because, in the opinion of the Hearing Examiner, they were not reasonably incurred. As a result, during the fiscal year ended September 30, 2006, Washington Gas accrued a liability of $4.6 million related to the proposed disallowance of these purchased gas charges.
     Washington Gas filed appeals with the PSC of MD asserting that the Hearing Examiner’s recommendation was without merit. On February 5, 2009, the PSC of MD issued an order that granted the appeal and reversed the findings of the Hearing Examiner. Accordingly, the gas costs at issue were deemed recoverable from rate payers. The PSC of MD’s order concluded that the responsibility for recovery of these costs should be assigned to the specific group of customers associated with unbundled firm delivery service, directing Washington Gas to bill such costs to those customers over a 24-month period and to provide a credit to firm bundled sales customers over the same period. As a result of this order, the liability recorded in fiscal year 2006 for this issue was reversed in the quarter ended December 31, 2008, and Washington Gas recorded income of $4.6 million to “Operating revenues-utility.” On February 25, 2009, Washington Gas filed its compliance plan with the PSC of MD which outlined the plan for returning these funds to its firm sales customers, as well as collecting funds from firm delivery service customers beginning with Washington Gas’s May 2009 billing cycle and ending with its April 2011 billing cycle. On April 29, 2009, the PSC of MD approved Washington Gas’s plan.
     Virginia Jurisdiction
     Application for Conservation and Ratemaking Efficiency Plan. On September 29, 2009, Washington Gas filed with the Virginia State Corporation Commission (SCC of VA) an application which includes a portfolio of conservation and energy efficiency programs, an associated cost recovery provision and a decoupling mechanism which will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts. An evidentiary hearing in the proceeding is scheduled for February 9, 2010. The SCC of VA has six months from the date of the filing to issue an order.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Performance-Based Rate Plans
     In rate case proceedings in all jurisdictions, Washington Gas requested permission to implement Performance-Based Rate (PBR) plans that include performance measures for customer service and an Earnings Sharing Mechanism (ESM) that enables Washington Gas to share with shareholders and customers the earnings that exceed a target rate of return on equity.
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
     On May 4, 2009, the Staff of the SCC of VA issued a report, commenting on the amount of the ESM liability that had been reported for the fiscal year ending September 30, 2008. Washington Gas filed its response to the Staff report on June 18, 2009. On July 17, 2009, Washington Gas and the Staff of the SCC of VA filed a joint motion to approve stipulation and close proceeding with the SCC of VA whereby the Staff of the SCC of VA and Washington Gas agreed upon the appropriate refund to ratepayers under the ESM. The overall difference between the Staff position and Washington Gas’s position was not material to the financial statements of Washington Gas. On July 24, 2009, the SCC of VA granted the joint motion and accepted the stipulation submitted by Washington Gas and the Staff of the SCC of VA in its final order approving the ESM liability for fiscal year 2008. At December 31, 2009, Washington Gas had accrued a customer liability of $2.3 million for estimated sharing under the Virginia ESM related to fiscal year 2008. In accordance with the provisions of its VA tariff, Washington Gas began crediting customers’ bills in April 2009 for the fiscal year 2008 ESM liability. The credits will continue through March, 2010. On January 28, 2010, Washington Gas filed its annual information filing confirming that there was no liability for fiscal year 2009 and that approximately $0.5 million of previously expensed hexane cost were recoverable in rates. A decision on this filing is expected in the summer of 2010.
     On an interim basis, Washington Gas records the effects of the ESM based on year-to-date earnings in relation to estimated annual earnings as calculated for regulatory purposes. For the three months ended December 31, 2009, we did not incur expense related to the ESM.
     On November 16, 2007, the PSC of MD issued a final order in a rate case which established a phase-two proceeding to review Washington Gas’s request to implement a PBR plan and issues raised by the parties associated with Washington Gas’s BPO agreement. On September 4, 2008, a proposed order of Hearing Examiner was issued in this phase-two proceeding. Consistent with Washington Gas’s current accounting methodology, the proposed order approved 10-year amortization accounting for initial implementation costs related to Washington Gas’s BPO plan. At December 31, 2009 and September 30, 2009, we had recorded a regulatory asset of $7.2 million and $7.4 million, respectively, net of amortization, related to initial implementation costs allocable to Maryland associated with our BPO plan. Washington Gas’s application seeking approval of a PBR plan was denied. Additionally, the proposed order (i) directs Washington Gas to obtain an independent management audit related to issues raised in the phase-two proceeding and (ii) directs the initiation of a collaboration process in which Washington Gas is directed to engage in discussions with the Staff of the PSC of MD (MD Staff), the Maryland Office of People’s Counsel (MD OPC) and interested parties to develop appropriate customer service metrics and a periodic form for reporting results similar to the metrics filed by Washington Gas as part of the approved settlement in Virginia. This proposed order has been appealed by the MD Staff, the MD OPC and other parties. Washington Gas’s reply memorandum on appeal was filed on November 5, 2008. A final decision by the PSC of MD is pending.
     The final order issued by the PSC of DC on December 28, 2007 approved amortization accounting for initial implementation costs related to the BPO plan in approving the stipulated agreement filed in the proceeding. As part of that approved agreement, Washington Gas withdrew its application seeking

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
approval of a PBR plan. Washington Gas is prohibited from seeking approval of a PBR plan in the District of Columbia until the filing of its next base rate case; however, the settling parties may not seek a change in rates during the rate case filing moratorium period under the terms of the approved rate settlement, with the exception of the implementation of a revenue normalization adjustment.
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
     On April 13, 2007, Washington Gas filed the portion of the depreciation study related to the Maryland jurisdiction. A separate proceeding was established on May 2, 2007, by the PSC of MD to review Washington Gas’s request to implement new depreciation rates. On October 25, 2007, Washington Gas filed a 2007 technical update of the Maryland depreciation study based on property, plant and equipment balances as of December 31, 2006. Hearings were held May 12 and 13, 2008. Initial briefs were filed on July 16, 2008 and reply briefs were filed on August 6, 2008. On October 15, 2008, a proposed order of Hearing Examiner was issued in Maryland, which would reduce Washington Gas’s annual depreciation expense related to the Maryland jurisdiction by approximately $11.2 million when new depreciation rates are implemented, with a corresponding decrease in annual revenues on a prospective basis to be reflected in future billing rates. Reflected in this reduction in depreciation expense, among other things, are: (i) a change in methodology for calculating accrued asset removal costs and (ii) the designation of certain insurance and relocation reimbursements as salvage value. This reduction in depreciation expense will not impact annual operating income and will not prevent the recovery of our capital investment; however, it will have the effect of deferring full recovery of our capital investment into future years. On November 14, 2008, Washington Gas and the MD OPC noted appeals of the October 15, 2008 proposed order, thus suspending its effective date.
     On February 5, 2010, the PSC of MD issued an order on appeal. The order affirmed the proposed order with two exceptions: (i) it directed the parties to confer and report on a prospective allocation method for reimbursements and (ii) it directed Washington Gas to amortize its $13.3 million reserve deficiency imbalance over a 33.5 year time frame. We are currently assessing the requirements of the decision and the merits of an appeal. The PSC of MD’s practice provides that the prospective impact of changes in depreciation rates from such an order will not be reflected on Washington Gas’s accounts and records until a change in Washington Gas’s distribution rates charged to customers takes effect. Implementation of revised depreciation rates and base rates is subject to approval by the PSC of MD.
     NON-UTILITY OPERATIONS
     Construction Project Financing
     To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’s customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender in exchange for the contract payments paid to Washington Gas during the construction period. As the lender funds the construction project, Washington Gas establishes a receivable representing its customers’ obligations to remit principal and interest and a long-term payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the receivable to the lender and removes both the receivable and the long-term financing from its financial statements. As of December 31, 2009, work on these construction projects that was not completed or accepted by customers was valued at $6.1 million, which is recorded on the balance sheet as a receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Once the project is accepted by the customer, the lender will have no recourse against Washington Gas related to this long-term debt.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (concluded)
Notes to Consolidated Financial Statements (Unaudited)
     Financial Guarantees
     WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At December 31, 2009, these guarantees totaled $532.0 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from suppliers when required by our credit policy. WGL Holdings also issued guarantees totaling $3.0 million at December 31, 2009 that were made on behalf of certain of our non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $535.0 million, $33.0 million are due to expire on December 31, 2010. The remaining guarantees do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty; however, WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
NOTE 13. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
     The following tables show the components of net periodic benefit costs (income) recognized in our financial statements during the three months ended December 31, 2009 and 2008:

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended December 31,
	2009		2008
	Pension	Health and	Pension	Health and
(In thousands)	Benefits	Life Benefits	Benefits	Life Benefits

Components of net periodic benefit costs (income)
Service cost	$2,482	$1,648	$2,117	$1,278
Interest cost	10,814	6,331	10,678	6,257
Expected return on plan assets	(11,755)	(4,605)	(12,888)	(4,492)
Amortization of prior service cost	270	(1,005)	429	(1,005)
Amortization of actuarial loss	1,088	2,195	104	1,231
Amortization of transition obligation	—	272	—	271

Net periodic benefit cost (income)	2,899	4,836	440	3,540

Amount allocated to construction projects	(270)	(769)	30	(499)
Amount deferred as regulatory asset/liability—net	(1,304)	505	(990)	800
Other	7	—	(25)	5

Amount charged (credited) to expense	$1,332	$4,572	$(545)	$3,846

     Amounts included in the line item “Amount deferred as regulatory asset/liability-net” as shown in the table above, represent the difference between the cost of the applicable pension benefits or the health and life benefits and the amount that Washington Gas is permitted to recover in rates that it charges to customers in the District of Columbia.
     Under the new changes to the defined contribution savings plan announced on July 20, 2009, approximately 65 employees elected to cease participating in the non-contributory defined benefit plan in return for receiving an enhanced contribution under the defined contribution savings plan.
NOTE 14. SUBSEQUENT EVENTS
     The Company has evaluated all events or transactions that occurred after December 31, 2009 through February 5, 2010, the date the accompanying financial statements were available to be issued. During this period, there were no material subsequent events.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) analyzes the financial condition, results of operations and cash flows of WGL Holdings, Inc. (WGL Holdings) and its subsidiaries and should be read in conjunction with our unaudited financial statements and the accompanying notes in this quarterly report, as well as our combined Annual Report on Form 10-K for WGL Holdings and Washington Gas Light Company (Washington Gas) for the fiscal year ended September 30, 2009 (2009 Annual Report). Except where the content clearly indicates otherwise, “WGL Holdings,” “we,” “us” or “our” refers to the holding company or the consolidated entity of WGL Holdings and all of its subsidiaries.
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
     Regulated Utility. With approximately 90% of our consolidated total assets, the regulated utility segment consists of Washington Gas and Hampshire Gas Company (Hampshire). Washington Gas, a wholly owned subsidiary of WGL Holdings, delivers natural gas to retail customers in accordance with tariffs approved by the regulatory commissions that have jurisdiction over Washington Gas’s rates. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third party marketers.
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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Washington Gas’s asset optimization program utilizes Washington Gas’s storage and transportation capacity resources when not fully being used to physically serve utility customers by entering into commodity-related physical and financial contracts with third parties with the objective of deriving a profit to be shared with its utility customers (refer to the section entitled “Market Risk” for a further discussion of our asset optimization program). Unless otherwise noted, therm deliveries shown related to Washington Gas or the regulated utility segment do not include therm deliveries related to our asset optimization program.
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
     Retail Energy-Marketing. The retail energy-marketing segment consists of the operations of Washington Gas Energy Services, Inc. (WGEServices), a wholly owned subsidiary of Washington Gas Resources. WGEServices competes with regulated utilities and other unregulated third party marketers to sell natural gas and/or electricity directly to residential, commercial and industrial customers in Maryland, Virginia, Delaware, Pennsylvania and the District of Columbia. WGEServices contracts for its supply needs and buys and resells natural gas and electricity with the objective of earning a profit through competitively priced contracts with end-users. These commodities are delivered to retail customers through the distribution systems owned by regulated utilities such as Washington Gas or other unaffiliated natural gas or electric utilities. WGEServices is also expanding its renewable energy and energy conservation product and service offerings. During the quarter ended December 31, 2009, WGEServices completed the construction of two Solar Photovoltaic (PV) facilities which includes ownership of the operational assets. Other than its Solar PV facilities, WGEServices does not own or operate any natural gas or electric generation, production, transmission or distribution assets. Continued expansion may include the ownership of other renewable energy producing assets.
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
     For further discussion of the factors listed above, refer to Management’s Discussion within the 2009 Annual Report. Also, refer to the section entitled “Safe Harbor for Forward-Looking Statements” included in this quarterly report for a listing of forward-looking statements related to factors affecting WGL Holdings and Washington Gas.
CRITICAL ACCOUNTING POLICIES
     The preparation of financial statements and related disclosures in compliance with GAAP requires the selection and the application of appropriate technical accounting guidance to the relevant facts and circumstances of our operations, as well as our use of estimates to compile the consolidated financial statements. The application of these accounting policies involves judgment regarding estimates and projected outcomes of future events, including the likelihood of success of particular regulatory initiatives, the likelihood of realizing estimates for legal and environmental contingencies and the probability of recovering costs and investments in both the regulated utility and non-regulated business segments.
     We have identified the following critical accounting policies that require our judgment and estimation, where the resulting estimates may have a material effect on the consolidated financial statements:
•	accounting for unbilled revenue;

•	accounting for regulatory operations — regulatory assets and liabilities;

•	accounting for income taxes;

•	accounting for contingencies;

•	accounting for derivative instruments;

•	accounting for pension and other post-retirement benefit plans and

•	accounting for stock based compensation.
     For a description of these critical accounting policies, refer to Management’s Discussion within the 2009 Annual Report. Refer to Note 1 of the Notes to Consolidated Financial Statements in this quarterly report for a discussion of newly implemented accounting policies.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
WGL HOLDINGS, INC.
     RESULTS OF OPERATIONS — Three Months Ended December 31, 2009 vs. December 31, 2008
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
     Summary Results
     WGL Holdings reported net income applicable to common stock (hereinafter referred to as net income) of $47.6 million, or $0.94 per share, for the three months ended December 31, 2009 compared to $54.6 million, or $1.09 per share, reported for the three months ended December 31, 2008. For the twelve-month periods ended December 31, 2009 and 2008, we earned a return on average common equity of 10.2% and 11.8%, respectively.
     The comparison of results for the three month period ended December 31, 2009 compared to the same period of the prior fiscal year primarily reflects a decrease in earnings from the regulated utility segment partially offset by increased earnings from our retail energy-marketing segment.
     The following table summarizes our net income (loss) by operating segment for the three months ended December 31, 2009 and 2008.

Net Income (Loss) Applicable to Common Stock by Operating Segment
	Three Months Ended
	December 31,		Increase/
(In millions)	2009	2008	(Decrease)

Regulated Utility	$40.7	$53.7	$(13.0)
Non-utility operations:
Retail Energy-Marketing	7.5	0.5	7.0
Design-Build Energy Systems	(0.2)	0.8	(1.0)
Other, principally non-utility activities	(0.4)	(0.4)	—

Total non-utility	6.9	0.9	6.0

Net Income applicable to common stock	$47.6	$54.6	$(7.0)

EARNINGS PER AVERAGE COMMON SHARE
Basic	$0.95	$1.09	$(0.14)
Diluted	$0.94	$1.09	$(0.15)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Regulated Utility Operating Results
     The following table summarizes the regulated utility segment’s operating results for the three months ended December 31, 2009 and 2008.

Regulated Utility Operating Results
	Three Months Ended
	December 31,		Increase/
(In millions)	2009	2008	(Decrease)

Utility net revenues:
Operating revenues	$398.9	$530.6	$(131.7)
Less: Cost of gas	205.6	314.9	(109.3)
Revenue taxes	17.4	17.3	0.1

Total utility net revenues	175.9	198.4	(22.5)
Operation and maintenance	63.2	61.7	1.5
Depreciation and amortization	24.0	23.9	0.1
General taxes and other assessments—other	12.5	12.3	0.2

Operating income	76.2	100.5	(24.3)
Interest expense	9.7	11.8	(2.1)
Other (income) expenses-net, including preferred stock dividends	—	0.6	(0.6)
Income tax expense	25.8	34.4	(8.6)

Net income applicable to common stock	$40.7	$53.7	$(13.0)

     The regulated utility segment’s net income was $40.7 million for the three months ended December 31, 2009 compared to $53.7 million for the same three-month period of the prior fiscal year. The decrease in net income primarily reflects: (i) a $14.3 million decrease in unrealized margins associated with our asset optimization program; (ii) a $4.6 million reversal in fiscal year 2009 of a reserve for disallowed natural gas costs in Maryland due to a February 5, 2009 order from the Public Service Commission of Maryland (PSC of MD); (iii) a $2.9 million decrease in the recovery of storage carrying costs on lower average storage gas inventory balances and (iv) higher employee benefit expenses due to changes in plan asset values and obligation measurement assumptions. Partially offsetting this decrease was an increase in over 10,300 average active customer meters and lower interest expense related to lower weighted-average interest rates associated with our borrowings.
     Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between the three months ended December 31, 2009 and 2008.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Composition of Changes in Utility Net Revenues
Increase /
(In millions)	(Decrease)

Customer growth	$1.5
Estimated weather effects — offset by weather insurance and derivative products	(0.8)
Estimated change in natural gas consumption patterns	1.1
Gas administrative charge (GAC)	(1.3)
Asset optimization:
Realized margins	1.2
Unrealized mark-to-market valuations	(14.3)
Storage carrying costs	(2.9)
Earnings Sharing Mechanism (ESM)	(0.3)
Reversal of reserve for natural gas costs	(4.6)
Other	(2.1)

Total	$(22.5)

     Customer growth — Average active customer meters increased 10,370 for the three months ended December 31, 2009 compared to the same quarter of the prior fiscal year.
     Estimated weather effects — Washington Gas currently has a weather protection strategy that is designed to neutralize the estimated financial effects of variations from normal weather on net income (refer to the section entitled “Weather Risk” for a further discussion of our weather protection strategy). On September 21, 2009, Washington Gas executed an heating degree day (HDD) derivative contract to manage its exposure to variations from normal weather in the District of Columbia during fiscal year 2010. Changes in the fair value of this derivative are reflected in operation and maintenance expense.
     Weather, when measured by HDDs, was 6.2% and 13.4% colder than normal in the quarter ended December 31, 2009 and 2008, respectively. Including the effects of our weather protection strategy, there were no material effects on net income attributed to colder or warmer weather on either the quarter ended December 31, 2009 or 2008.
     Estimated change in natural gas consumption patterns — The variance in net revenues reflects the changes in natural gas consumption patterns in the Virginia and District of Columbia jurisdictions. These changes may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per HDD that occur. Natural gas consumption patterns may also be affected by non-weather related factors.
     GAC — Represents a regulatory mechanism in all jurisdictions that provides for recovery of uncollectible accounts expense related to changes in gas costs. Lower recoveries reflect the lower cost of natural gas for the first quarter of fiscal year 2010 as compared to the same quarter in fiscal year 2009. The related uncollectible accounts expense is included in operation and maintenance expenses.
     Asset optimization — We recorded unrealized losses associated with our energy-related derivatives of $4.0 million for the three months ended December 31, 2009 compared to gains of $10.3 million for the same period of 2008. When these derivatives settle, any unrealized amounts will ultimately be reversed, and Washington Gas will realize margins when combined with the related transactions these derivatives economically hedge. Pre-tax realized margins related to our asset optimization program were $1.2 million higher for the quarter ended December 31, 2009 as compared the quarter ended December 31, 2008. (Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for a further discussion of our asset optimization program).
     Storage carrying costs — Represents recoverable carrying costs based on the cost of capital approved in each jurisdiction, multiplied by the 12-month average balance of storage gas inventory. The decrease in the three months ended December 31, 2009 is due to lower average storage gas inventory

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
balances due primarily to a significant decrease in gas prices during the spring and summer of 2009 compared to the same period of the prior fiscal year.
     Earnings Sharing Mechanism — The Virginia ESM shares with shareholders and customers in Virginia, earnings that exceed a target rate of return on equity with shareholders and customers. For the three months ended December 31, 2009, we did not incur additional expense related to the ESM. For the three months ended December 31, 2008, Washington Gas recorded a $293,000 benefit which includes an adjustment reducing the fiscal year 2008 liability. Refer to the section entitled “Rates and Regulatory Matters — Performance-Based Rate Plans” included in Management’s Discussion for Washington Gas for a further discussion of the ESM.
     Reserve for disallowance of natural gas costs—In the first quarter of fiscal year 2009, Washington Gas reversed a $4.6 million reserve for disallowed natural gas costs in Maryland to income due to a February 5, 2009 order from the PSC of MD. This order resolved a contingency related to a proposed order issued by a Hearing Examiner of the PSC of MD in fiscal year 2006. Refer to the section entitled “Rates and Regulatory Matters” in Management’s Discussion for Washington Gas for further discussion of this matter.
     Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility for the three months ended December 31, 2009 compared to 2008.

Composition of Changes in Operation and Maintenance Expenses
Increase/
(in millions)	(Decrease)

Weather derivatives
Loss	$(0.8)
Premium costs and fair value effects	0.4
Employee benefits	2.2
Uncollectible accounts	(0.6)
Other operating expenses	0.3

Total	$1.5

     Weather derivatives — Washington Gas recorded losses of $861,000 and $1.7 million related to its weather derivatives as a direct result of the colder-than-normal weather for the quarter ended December 31, 2009 and 2008 respectively. These losses are offset by the effect of weather on utility net revenues.
     Employee benefits — The increase in benefit expenses primarily reflects higher pension and other post retirement benefits due to changes in plan asset values and discount rate assumptions used to measure the benefit obligation.
     Uncollectible accounts — This reduction in uncollectible accounts expense tracks the lower revenues due to reduced gas costs reflected in the first quarter of fiscal year 2010 compared to the same quarter in fiscal year 2009.
Non-Utility Operating Results
     Our non-utility operations comprise two business segments: (i) retail energy-marketing and (ii) design-build energy systems. Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Total net income from our non-utility operations was $6.9 million for the three months ended December 31, 2009, an increase of

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
$6.0 million compared to net income of $908,000 for the same three-month period of the prior fiscal year. This comparison primarily reflects increased earnings from our retail energy-marketing segment, partially offset by the decreased earnings from design-build energy systems.
     Retail Energy-Marketing. The following table depicts the retail energy-marketing segment’s operating results along with selected statistical data.

Retail-Energy Marketing Financial and Statistical Data
	Three Months Ended
	December 31,
			Increase /
	2009	2008	(Decrease)

Operating Results (In millions)
Gross margins:
Operating revenues	$333.5	$293.8	$39.7
Less: Cost of energy	310.5	284.9	25.6
Revenue taxes	0.6	0.1	0.5

Total gross margins	22.4	8.8	13.6
Operation expenses	8.8	6.8	2.0
Depreciation and amortization	0.2	0.2	—
General taxes and other assessments—other	0.8	0.7	0.1

Operating income	12.6	1.1	11.5
Interest expense	0.1	0.3	(0.2)
Income tax expense	5.0	0.3	4.7

Net income	$7.5	$0.5	$7.0

Analysis of gross margins (In millions)
Natural gas
Realized margins	$13.0	$7.1	$5.9
Unrealized mark-to-market gains (losses)	(3.4)	(3.3)	(0.1)

Total gross margins — natural gas	9.6	3.8	5.8

Electricity
Realized margins	9.3	10.4	(1.1)
Unrealized mark-to-market gains (losses)	3.5	(5.4)	8.9

Total gross margins — electricity	12.8	5.0	7.8

Total gross margins	$22.4	$8.8	$13.6

Other Retail-Energy Marketing Statistics
Natural gas
Therm sales (millions of therms)	177.0	189.5	(12.5)
Number of customers (end of period)	158,100	135,800	22,300
Electricity
Electricity sales (millions of kWhs)	1,873.4	845.3	1,028.1
Number of accounts (end of period)	123,800	63,900	59,900

     WGEServices reported net income of $7.5 million for the three months ended December 31, 2009, an improvement of $7.0 million over net income of $450,000 reported for the same three-month period of the prior fiscal year.
     The quarter-to-quarter comparison primarily reflects higher gross margins from electric and natural gas sales, partially offset by increased marketing initiatives primarily from mass-marketing efforts targeted toward residential and small commercial customers. Such efforts are reflected in the increased electric sales volumes and in the number of accounts in both the gas and electric markets during the quarter ended December 31, 2009. Period-to-period comparisons of quarterly gross margins for this segment can vary significantly and are not representative of expected annualized results.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Gross margins from natural gas sales increased $5.8 million in the first quarter of fiscal year 2010 over the same period in the prior fiscal year due to a $5.9 million increase in realized margins. The increase in realized margins is due to a rise in the margin per therm sold reflecting lower priced inventory withdrawals and more favorable weather conditions compared to the same period of the prior fiscal year, partially offset by unrealized mark-to-mark losses associated with energy-related derivatives.
     Gross margins from electric sales in the current quarter increased $7.8 million from the same quarter of the prior period. This increase reflects an $8.9 million increase in unrealized mark-to-market gains associated with energy-related derivatives. Realized margins were lower by $1.1 million primarily due to a compression of unit margins, partially offset by an increase in electric sales volumes.
     Design-Build Energy Systems. The design-build energy systems segment reported a net loss of $212,000 for the first quarter of fiscal year 2010, compared to net income of $832,000 reported for the same period of fiscal year 2009. This decrease is primarily due to the timing of project work in the first quarter of 2010 compared to the same period of the prior fiscal year.
     Interest Expense
     The following table depicts the components of the change in interest expense from the quarter ended December 31, 2009 compared to 2008.
Composition of Interest Expense Changes

Increase /
(In millions)	(Decrease)

Long-term debt	$(0.1)
Short-term debt	(1.9)
Other (includes AFUDC(a))	(0.4)

Total	$(2.4)

(a)	Represents Allowance for Funds Used During Construction.
     WGL Holdings’ interest expense of $9.7 million for the first quarter of fiscal year 2010 decreased $2.4 million from the same quarter of the prior fiscal year. Lower interest expense for the period primarily reflects lower weighted average interest rates, partially offset by higher average balances of long-term debt outstanding.
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
     Our ability to obtain adequate and cost effective financing depends on our credit ratings as well as the liquidity of financial markets. Our credit ratings depend largely on the financial performance of our subsidiaries, and a downgrade in our current credit ratings could require us to post additional collateral with our wholesale counterparties and adversely affect our borrowing costs, as well as our access to sources of liquidity and capital. Also potentially affecting access to short-term debt capital is the nature of any restrictions that might be placed upon us, such as ratings triggers or a requirement to provide creditors with additional credit support in the event of a determination of insufficient creditworthiness. During the quarter ended December 31, 2009, we met our liquidity needs at reasonable cost through the

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
issuance of commercial paper by WGL Holdings and Washington Gas and the issuance of debt securities by Washington Gas to support its operations.
     The level of our capital expenditure requirements, our financial performance and the effect of these factors on our credit ratings, as well as investor demand for our securities, affect the availability of long-term capital at reasonable costs.
     We have a goal to maintain our common equity ratio in the mid-50% range of total consolidated capital. The level of this ratio varies during the fiscal year due to the seasonal nature of our business. This seasonality is also evident in the variability of our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of our current assets are converted into cash at the end of the winter heating season. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for WGL Holdings and Washington Gas, and to allow access to capital at reasonable costs. As of December 31, 2009, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 60.9% common equity, 1.5% preferred stock and 37.6% long-term debt. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of Washington Gas and WGEServices and, to a lesser extent, other non-utility operations.
     Our plans provide for sufficient liquidity to satisfy our financial obligations. At December 31, 2009, we did not have any restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.
     Short-Term Cash Requirements and Related Financing
     Washington Gas’s business is weather sensitive and seasonal, causing short-term cash requirements to vary significantly during the year. Approximately 77.0% of the total therms delivered in Washington Gas’s service area (excluding deliveries to two electric generation facilities) occur during the first and second fiscal quarters. Accordingly, Washington Gas typically generates more net income in the first six months of the fiscal year than it does for the entire fiscal year.
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
     Washington Gas and WGEServices have seasonal short-term cash requirements resulting from their need to purchase storage gas inventory in advance of the winter heating periods in which the storage gas is sold. At December 31, 2009 and September 30, 2009, Washington Gas had investment balances in gas storage of $198.7 million and $237.7 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. WGEServices collects revenues that are designed to reimburse its commodity costs used to supply its retail customer contracts. Variations in the timing of cash receipts from customers under these collection methods can significantly affect short-term cash requirements. In addition, both Washington Gas and WGEServices pay their respective commodity suppliers before collecting the accounts receivable balances resulting from these sales. WGEServices derives its funding to finance these activities from short-term debt issued by WGL Holdings. Additionally, WGEServices may be required to post collateral, either parent guarantees from WGL Holdings or cash, for certain purchases.
     Variations in the timing of collections of gas costs under Washington Gas’s gas cost recovery mechanisms can significantly affect short-term cash requirements. At December 31, 2009, Washington Gas had a $63.1 million balance of unrecovered gas costs due from customers related to the most recent twelve month gas

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
cost recovery cycle ended August 31, 2009. Most of this balance will be collected from customers in fiscal year 2010. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1st of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At December 31, 2009, Washington Gas had a net deferred balance of $1.5 million related to the current gas recovery cycle.
     WGL Holdings and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. The following is a summary of our committed credit agreements at December 31, 2009.
Committed Credit Available (In millions)

	WGL Holdings	Washington Gas	Total Consolidated

Committed credit agreements

Unsecured revolving credit facility, expires August 3, 2012 (a)	$400.0	$300.0	$700.0
Less: Commercial Paper	(108.3)	(68.3)	(176.6)

Net committed credit available	$291.7	$231.7	$523.4

(a)	Both WGL Holdings and Washington Gas have the right to request extensions with the banks’ approval. WGL Holdings’ revolving credit facility permits it to borrow an additional $50 million, with the banks’ approval, for a total of $450 million. Washington Gas’s revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $400 million.
     WGL Holdings typically issues commercial paper to meet its financing requirements including cash collateral requirements posted to counterparties associated with WGEServices’ contracts.
     At December 31, 2009 and September 30, 2009, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper of $176.6 million and $183.8 million, respectively, at a weighted average interest rate of 0.24% and 0.27%, respectively. Of the outstanding notes payable balance at December 31, 2009, $108.3 million was issued by WGL Holdings and $68.3 million was issued by Washington Gas. Of the outstanding notes payable balance at September 30, 2009, $59.0 million was issued by WGL Holdings and $124.8 million was issued by Washington Gas. As of December 31, 2009 and September 30, 2009, there were no outstanding bank loans under WGL Holdings or Washington Gas’s revolving credit facilities.
     To manage credit risk, both Washington Gas and WGEServices may require deposits from certain customers and suppliers, which are reported as current liabilities in “Customer deposits and advance payments.” At December 31, 2009 and September 30, 2009, “Customer deposits and advance payments” totaled $60.3 million and $52.9 million, respectively. For both periods, most of these deposits related to customer deposits for Washington Gas.
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
     For WGEServices, deposits typically represent collateral for transactions with wholesale counterparties for the purchase and sale of natural gas and electricity. These deposits may be required to be repaid or increased at any time based on the current value of WGEServices’ net position with the counterparty. Currently there are no restrictions on WGEServices’ use of deposit funds and WGEServices

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
pays interest to the counterparty on these deposits in accordance with its contractual obligations. Refer to the section entitled “Credit Risk” for further discussion of our management of credit risk.
     Long-Term Cash Requirements and Related Financing
     Our long-term cash requirements primarily depend upon the level of capital expenditures, long-term debt maturities and decisions to refinance long-term debt. Our capital expenditures primarily relate to adding new utility customers and system supply as well as maintaining the safety and reliability of Washington Gas’s distribution system. Refer to our 2009 Annual Report for further discussion of our capital expenditures forecast and our long-term debt maturities.
     At December 31, 2009, Washington Gas had the capacity under a shelf registration to issue up to $450.0 million of additional MTNs. Washington Gas has authority from its regulators to issue other forms of debt, including private placements.
     On November 2, 2009, Washington Gas issued $50.0 million of unsecured 4.76% fixed rate notes with a ten year maturity due November 1, 2019. These notes were issued through a private placement arrangement. Proceeds from these notes were used by Washington Gas to retire existing indebtedness.
     We are exposed to interest-rate risk associated with our debt financing. Washington Gas utilizes derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility. On July 6, 2009, Washington Gas entered into three interest-rate derivative transactions to mitigate a substantial portion of the risk of rising interest rates associated with future debt issuances: (i) a Treasury lock that expired August 11, 2009 at a gain of $311,000, locking in a 3.59% Treasury yield on $50 million of ten-year debt that was issued on November 2, 2009; (ii) a forward starting swap that expires April 6, 2010 and locks in a 4.10% cost for the combined Treasury and LIBOR exposure on $4 million of ten-year debt and (iii) a forward starting swap that expires June 21, 2010 and locks in a 4.19% cost for the combined Treasury and LIBOR exposure on $20 million of ten-year debt. The expiration of each unexpired interest-rate derivative is timed to coincide with expected issuance of new debt securities whose proceeds will refund maturing medium-term notes. For further discussion of our management of interest-rate risk, refer to Management’s Discussion within our 2009 Annual Report.
     Security Ratings
     The table below reflects the current credit ratings for the outstanding debt instruments of WGL Holdings and Washington Gas. Changes in credit ratings may affect WGL Holdings’ and Washington Gas’s cost of short-term and long-term debt and their access to the capital markets. A security rating is not a recommendation to buy, sell or hold securities, it may be subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating. There was no change in the ratings during the quarter ended December 31, 2009.
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
     Under the terms of WGL Holdings’ and Washington Gas’s credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization can not exceed 0.65 to 1.0 (65.0%). In addition, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. The failure to inform the lenders’ agent of changes in these areas deemed material in nature might constitute default under the agreements. Additionally, WGL Holdings’ or Washington Gas’s failure to pay principal or interest when due on any of its other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At December 31, 2009, we were in compliance with all of the covenants under our revolving credit facilities.
     For certain of Washington Gas’s natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded to or below the lower of a BBB- rating by Standard & Poor’s Ratings Services or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’s credit rating declines, then the counterparty may require additional credit support. At December 31, 2009, Washington Gas would not be required to supply additional credit support by these arrangements if its long-term debt rating were to be downgraded one rating level.
     WGL Holdings has guaranteed payments for certain purchases of natural gas and electricity on behalf of its wholly-owned subsidiary, WGEServices (refer to our 2009 Annual Report for a further discussion of these guarantees). If the credit rating of WGL Holdings declines, WGEServices may be required to provide additional credit support for these purchase contracts. At December 31, 2009, WGEServices would be required to provide $4.1 million in additional credit support for these arrangements if the long-term debt rating of WGL Holdings were to be downgraded one rating level.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Cash Flows Provided by (Used in) Operating Activities
     The primary drivers for our operating cash flows are cash payments received from natural gas and electricity customers, offset by our payments for natural gas and electricity costs, operation and maintenance expenses, taxes and interest costs.
     Net cash provided by operating activities totaled $9.4 million for the three months ended December 31, 2009. Net cash provided by operating activities reflects net income before preferred stock dividends, as adjusted for non-cash earnings and charges and changes in working capital including:
•	Accounts receivable and unbilled revenues—net increased $255.4 million from September 30, 2009, primarily due to increased sales volumes to customers during our winter heating season and increased sales volumes associated with Washington Gas’s asset optimization program.

•	Storage gas inventory cost levels decreased $39.0 million from September 30, 2009 due to seasonal physical withdrawals.

•	Gas costs and other regulatory assets / liabilities decreased $20.2 million from September 30, 2009 primarily due to the recovery of gas cost under collections related to the prior gas cost recovery cycle and increases in the liability for weather related billing adjustment mechanisms.

•	Accounts payable and other accrued liabilities increased $59.6 million, largely attributable to an increase in the cost of the natural gas purchased for both deliveries to customers for the 2009-2010 winter heating season and Washington Gas’s asset optimization program.

•	Other prepayments decreased $26.6 million from September 30, 2009 due to a decrease in collateral receivables for transactions with wholesale counterparties for the purchase of energy for our retail-energy marketing segment and due to payments for renewal of insurance policies. This decrease in collateral reflects higher market prices for energy, compared to the contracted purchase price of energy supplies.
     Cash Flows Provided by Financing Activities
     Cash flows provided by financing activities totaled $25.3 million for the three months ended December 31, 2009 reflecting our long-term debt issuance of $51.0 million, partially offset by our common and preferred stock dividend payments totaling $18.8 million.
     Cash Flows Used in Investing Activities
     During the three months ended December 31, 2009, cash flows used in investing activities totaled $28.9 million, which primarily consists of capital expenditures made on behalf of Washington Gas.
CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER COMMERCIAL COMMITMENTS
     Contractual Obligations
     We have certain contractual obligations incurred in the normal course of business that require us to make fixed and determinable payments in the future. These commitments include long-term debt, lease obligations, unconditional purchase obligations for pipeline capacity, transportation and storage services, certain natural gas and electricity commodity commitments and our commitments related to the business process outsourcing (BPO) program.
     Reference is made to the “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” section of Management’s Discussion in our 2009 Annual Report for a detailed

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
discussion of our contractual obligations. Note 4 of the Notes to Consolidated Financial Statements in our 2009 Annual Report includes a discussion of long-term debt, including debt maturities. Reference is made to Note 13 of the Notes to Consolidated Financial Statements in our 2009 Annual Report that reflects information about the various contracts of Washington Gas and WGEServices. Additionally, refer to Note 12 of the Notes to Consolidated Financial Statements in this quarterly report.
     Construction Project Financing
     To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’s customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender in exchange for the contract payments paid to Washington Gas during the construction period. As the lender funds the construction project, Washington Gas establishes a receivable representing its customers’ obligations to remit principal and interest and a long-term payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the receivable to the lender and removes both the receivable and the long-term financing from its financial statements. As of December 31, 2009, work on these construction projects that was not completed or accepted by customers was valued at $6.1 million, which is recorded on the balance sheet as a receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Once the project is accepted by the customer, the lender will have no recourse against Washington Gas related to this long-term debt.
     Financial Guarantees
     WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At December 31, 2009, these guarantees totaled $532.0 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from suppliers when required by our credit policy (refer to the section entitled “Credit Risk” for a further discussion of our credit policy). WGL Holdings also issued guarantees totaling $3.0 million at December 31, 2009 that were made on behalf of certain of our non-utility subsidiaries associated with their banking transactions. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
     Chillum LNG Facility
     Washington Gas plans to construct a one billion cubic foot LNG storage facility on the land historically used for natural gas storage facilities by Washington Gas in Chillum, Maryland, to meet its customers’ forecasted peak demand for natural gas. The new storage facility is currently expected to be completed and in service by the 2013-2014 winter heating season at an estimated cost of $159 million.
     On October 30, 2006, the District Council of Prince George’s County, Maryland denied Washington Gas’s application for a special exception related to its proposed construction of the LNG peaking plant because it has taken the position that current zoning restrictions prohibit such construction. Washington Gas appealed this decision to the Prince George’s County Circuit Court (the Circuit Court) on November 22, 2006; however, the case was subsequently sent back to the administrative process by the Circuit Court. On April 16, 2008, Washington Gas filed a Complaint for Declaratory and Injunctive Relief with the United States District Court for the District of Maryland (the U.S. District Court) seeking to clarify the role of the local jurisdiction by affirming all local laws relating to safety and location of the facility are preempted by Federal and State law. A ruling by the U.S. District Court is pending.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     On March 19, 2009, the Maryland Public Service Commission (PSC of MD) ordered that evidentiary proceedings be opened for the purpose of reviewing Washington Gas’s gas most recent gas procurement plan including the role the Chillum facility plays in meeting current and future customers’ annual and seasonal natural gas requirements. The Company revised its projected service date for the facility in a public notice made on August 7, 2009. The Company, in November 2009, filed a gas procurement plan for 2010-2014, and a review of that plan has been consolidated with the existing proceeding. Refer to the section entitled “Rates and Regulatory Matters—Maryland Jurisdiction—Review of the Company’s 2009-2013 Gas Portfolio Plan” for a further discussion of this issue. Washington Gas must begin construction of the storage facility in the summer of 2010 in order for the Chillum Facility to be completed and in service by the 2013-2014 winter heating season. Until the LNG plant is constructed, Washington Gas has planned for alternative sources of supply to meet its customers’ peak day requirements. These plans include capital expenditures related to infrastructure improvements which contribute to providing for adequate system performance based on projected needs.
     Operating Issues Related To Cove Point Natural Gas Supply
     In late fiscal year 2003, Dominion reactivated its Cove Point LNG terminal. A large portion of the gas delivered from the Cove Point LNG terminal comes to the Washington Gas service territory as a result of the Company’s multiple delivery points on the Cove Point pipeline and from three interstate natural gas transmission pipelines also interconnected with the Cove Point pipeline each of which serve Washington Gas from delivery points downstream of its Cove Point pipeline interconnect. The composition of the vaporized LNG received from the Cove Point LNG terminal resulted in increased leaks in mechanical couplings on the portion of our distribution system in Prince George’s County, Maryland that directly receives the Cove Point gas. The vaporized Cove Point gas contains a lower concentration of heavy hydrocarbons (HHCs) than non-liquefied natural gas, and caused the seals on those mechanical couplings to shrink and to leak. Independent laboratory tests performed on behalf of Washington Gas have shown that, in a laboratory environment, the injection of HHCs into the type of gas coming from the Cove Point LNG terminal can be effective in re-swelling the seals in couplings which increases their sealing force and in turn, reduces the propensity for the affected couplings to leak.
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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     The cost of these facilities does not include the cost of the HHCs injected into the gas stream at the gate stations. We have been granted cost recovery for the majority of these costs in all three of our jurisdictions. On October 2, 2009, Washington Gas and the District of Columbia Office of the People’s Counsel (DC OPC) filed a Joint Motion for Approval of Unanimous Agreement of Stipulation and Full Settlement with the PSC of DC which was approved on December 16, 2009 and will provide for full recovery of the HHC commodity costs in the District of Columbia (refer to the section entitled “Rates and Regulatory Matters”).
     Washington Gas is replacing or remediating selected mechanically coupled pipelines within the areas of the distribution system that may receive high concentrations of Cove Point gas, but that will not receive HHC injections. Washington Gas has also planned for additional replacement of mechanically coupled pipeline in other areas of its distribution system. In total, the current estimated cost of planned mechanical coupling remediation and replacement work over the next three years is $45.0 million, which includes $9.0 million as part of a planned mechanically coupled pipe replacement program approved by the Virginia State Corporation Commission (SCC of VA) as part of a settlement of a Virginia rate case and the December 16, 2009 settlement in the District of Columbia that includes a targeted mechanically coupled pipe replacement and encapsulation program which will cost no more than $28.0 million and is expected to take approximately seven years to complete. Rate recovery of the expenditures is provided for in the settlement agreements approved respectively by the SCC of VA and the PSC of DC.
     Washington Gas continues to gather and evaluate field and laboratory evidence to determine the efficacy of HHC injections of the Cove Point gas in preventing additional leaks or impeding the rate at which additional leaks may occur in the gas distribution system if expanded volumes from the Cove Point terminal are introduced. In a report filed with the PSC of MD on June 30, 2008, Washington Gas reported a notable increase in leaks in mechanical couplings in a portion of its distribution system in Virginia where Cove Point gas injected with HHCs was introduced for a short period of time. Although this increase in leaks was significantly less than the increase experienced in the affected area of Prince George’s County, Maryland, the injection of HHCs into the Cove Point gas did not reduce the occurrence of coupling leaks to an acceptable level that would allow Washington Gas to safely accommodate the increased deliveries of revaporized LNG anticipated with the expansion of the Cove Point terminal. If we are unable to implement a satisfactory solution on a timely basis, additional operating expenses and capital expenditures may be necessary to contend with leaks that may accompany the receipt of increased volumes of vaporized LNG from the Cove Point terminal into Washington Gas’s distribution system. Such additional operating expenses and capital expenditures may not be timely enough to mitigate the challenges posed by increased volumes of Cove Point gas potentially resulting in leakage from mechanical couplings at a rate that could compromise the safety of our distribution system. Additional legal or regulatory remedies may be necessary to protect the Washington Gas distribution system and its customers from the adverse effects of unblended vaporized LNG (refer to the section entitled “Request for FERC Action” below for a further discussion).
     Notwithstanding Washington Gas’s recovery of costs related to the construction of the injection facilities and HHC commodity costs through local regulatory commission action, Washington Gas is pursuing remedies to keep its customers from having to pay more than their appropriate share of the costs of the remediation to maintain the safety of the Washington Gas distribution system.
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
     Although Washington Gas agrees with the portion of the Court of Appeals decision that states the FERC failed to address adequately the future safety concerns associated with increased deliveries of LNG into its system, Washington Gas does not agree with all of the findings of the Court of Appeals, including conclusions related to the cause of the leaks, and on September 2, 2008 filed a request for rehearing with the Court of Appeals. This request has been denied. The FERC held a technical conference on August 14, 2008 “to discuss the nature and progress of remedial measures taken to date, as well as the need and benefit of any other remedial measures that might be taken by WGL and Dominion Cove Point LNG, LP so that WGL’s system can safely accommodate the increased amounts of regasified LNG from Cove Point’s LNG terminal.” Washington Gas filed initial Post Technical Conference Comments on August 19, 2008 and reply Post Technical Conference Comments on August 22, 2008. On October 7, 2008, the FERC issued its reauthorization of the expansion of the Cove Point terminal, allowing construction to continue; however, the FERC limited the amount of vaporized LNG that may flow from the Cove Point terminal into the Columbia Gas Transmission pipeline and ultimately into the distribution system of Washington Gas. On November 6, 2008, Washington Gas filed a Request for Rehearing with the FERC, citing numerous factual and legal errors in the October 7, 2008 reauthorization. The reauthorization fails to adequately address future safety concerns as directed by the Court of Appeals. Although this reauthorization limited the amount of vaporized LNG that may flow from the Cove Point terminal into Washington Gas’s distribution system through the Columbia Gas Transmission pipeline, this limited amount far exceeds any amount of Cove Point gas that has been received by Columbia Gas Transmission to date. On January 15, 2009, the FERC issued an order denying Washington Gas’s request for rehearing and affirmed its reauthorization of the expansion of the Cove Point terminal. On February 13, 2009, Washington Gas filed a request with the FERC for an emergency stay of the effectiveness of the orders the FERC issued on October 7, 2008 and January 15, 2009. On March 19, 2009, the FERC denied Washington Gas’s request for a stay. On March 13, 2009, Washington Gas filed a Petition for Review in the Court of Appeals of the FERC’s order on remand issued on October 7, 2008, and its order on rehearing of the October 7, 2008 order, issued January 15, 2009, that established a cap on the volume of LNG that could be delivered to the Columbia Gas interconnection with the Cove Point pipeline. The October 2008 decision did not fully address the concerns raised earlier by the Court of Appeals — that the Cove Point expansion should not proceed until FERC addressed the safety concerns raised by Washington Gas. On July 20, 2009 the Court of Appeals issued an order setting a briefing schedule with final briefs due on January 27, 2010. The date for oral argument has been set for March 11, 2010.
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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Additional LNG Supply from the Elba Island Expansion
     On September 20, 2007, the FERC approved the expansion of the existing Elba Island LNG receiving terminal near Savannah, Georgia owned by Southern LNG, Inc. (Southern LNG). Concurrent with this approval, the FERC granted Southern LNG certificate authority to construct and operate a new interstate natural gas pipeline to transport regasified LNG from the Elba Island facility to Georgia and South Carolina. On March 31, 2009, Transcontinental Gas Pipe Line Corporation (Transco) filed with FERC for authority to construct and operate interconnections in Georgia and South Carolina between the Elba Island pipeline and the Transco pipeline. This expansion and the requested interconnections, expected to be completed in 2010, may result in the receipt of gas from the Elba Island facility into portions of Washington Gas’s distribution system. The gas from the Elba Island facility is expected to contain a lower concentration of HHCs than domestically produced natural gas, and may result in increased leaks in Washington Gas’s distribution system. Washington Gas is currently evaluating the potential effect of the introduction of Elba Island gas into our distribution system, and is evaluating potential preventative and remedial measures to mitigate any possible increase in leaks in the effected portions of Washington Gas’s distribution system that may receive Elba Island gas. Washington Gas has filed with FERC to challenge Transco’s interconnection request and has conditioned our support of such interconnection on Transco maintaining minimum HHC levels in the blended gas that would be delivered into the Washington Gas system. On September 17, 2009, the FERC issued an order granting Transco’s request for authorization to construct the interconnections between the Elba Island facility and the Transco pipeline. The FERC stated that Washington Gas had not raised any new evidence to support claims of damage to the distribution system and that the Cove Point orders had addressed the same issues. The FERC also found it was unreasonable to impose restrictions on a long distance pipeline to accommodate the Washington Gas system. On October 19, 2009, Washington Gas filed a rehearing request of the FERC order with the FERC.
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
     Washington Gas enters into transactions with wholesale counterparties for the purpose of meeting firm ratepayer commitments, to optimize the value of its long-term capacity assets, and for hedging natural gas costs. In the event of a counterparty’s failure to deliver contracted volumes of gas or fulfill its payment obligations, Washington Gas may incur losses that would typically be passed through to its sales customers under the purchased gas cost adjustment mechanisms. Washington Gas may be at risk for financial loss to the extent these losses are not passed through to its customers. To manage these various credit risks, Washington Gas has a credit policy in place that is designed to mitigate these credit risks through a requirement for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. In accordance with this policy, Washington Gas has obtained credit enhancements from certain of its counterparties. Additionally, for certain counterparties or their guarantors that meet this policy’s credit worthiness criteria, Washington Gas grants unsecured credit which is continuously monitored.
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
     WGEServices is also subject to the credit policy requirements of their counterparties which under certain circumstances require similar credit enhancements from WGEServices under these contracts. WGEServices credit risks may extend beyond the price or payment risk outlined above to the extent that cash collateral has been provided to the counterparty. At December 31, 2009, WGEServices had provided $39.6 million in cash collateral to supplier counterparties.
     The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of December 31, 2009 for both Washington Gas and WGEServices, separately.

Credit Exposure to Wholesale Counterparties(In millions)
	Exposure	Offsetting		Number of	Net Exposure of
	Before Credit	Credit Collateral	Net	Counterparties	Counterparties
Rating (a)	Collateral (b)	Held (c)	Exposure	Greater Than 10% (d)	Greater Than 10%

Washington Gas
Investment Grade	$18.3	$—	$18.3	3	$13.1
Non-Investment Grade	—	—	—	—	—
No External Ratings	3.7	0.4	3.3	1	2.5

WGEServices
Investment Grade	$1.4	$—	$1.4	3	$1.3
Non-Investment Grade	—	—	—	—	—
No External Ratings	0.1	—	0.1	—	—

(a)	Included in “Investment Grade” are counterparties with a minimum Standard & Poor’s or Moody’s Investor Service rating of BBB- or Baa3, respectively. If a counterparty has provided a guarantee by a higher-rated entity (e.g., its parent), the guarantor’s rating is used in this table.

(b)	Includes the net of all open positions on energy-related derivatives subject to mark-to-market accounting requirements, the net receivable/payable for realized transactions and net open positions for contracts designated as normal purchases and normal sales and not recorded on our balance sheet. Amounts due from counterparties are offset by liabilities payable to those counterparties to the extent that legally enforceable netting arrangements are in place.

(c)	Represents cash deposits and letters of credit received from counterparties, not adjusted for probability of default.

(d)	Using a percentage of the net exposure.
     Retail Credit Risk
     Washington Gas is exposed to the risk of non-payment of utility bills by certain of its customers. To manage this customer credit risk, Washington Gas may require cash deposits from its high risk customers to cover payment of their bills until the requirements for the deposit refunds are met.
     WGEServices is also exposed to the risk of non-payment of invoiced sales by its retail customers. WGEServices manages this risk by evaluating the credit quality of new customers as well as by monitoring collections from existing customers. To the extent necessary, WGEServices can obtain collateral from, or terminate service to its existing customers based on credit quality criteria. The PSC of MD is currently reviewing and evaluating proposals by electric and gas utilities to purchase the receivables of competitive suppliers who render their charges through the utilities billing process. WGEServices bills the majority of its customers through utilities, and the shift to this new purchase of receivables may affect WGEServices billing practices and bad debt expense.
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
     Washington Gas has specific regulatory approval in the District of Columbia, Maryland and Virginia to use forward contracts and, except in Maryland, option contracts to hedge against potential price volatility for a limited portion of its natural gas purchases for firm customers. Specifically, Washington Gas has approval to: (i) buy gas in advance using forward contracts; (ii) purchase call options that lock in a maximum price when Washington Gas is ready to buy gas and (iii) use a combination of put and call options to limit price exposure within an acceptable range. Regulatory approval for Virginia is permanent. The regulatory approval in the District of Columbia is pursuant to a pilot program, and Washington Gas will be seeking to continue this program. The current Maryland authority stems from a March 2009 order directing Washington Gas to hedge 40% of its summer storage fill volumes at or below a certain price, but precluded the use of options. Additionally, in a July 2009 order, the PSC of MD authorized Washington Gas to hedge 25% of its expected 2009-2010 winter purchase volumes at or below a certain price.
     Pursuant to a three-year pilot program that expired in the latter half of 2008, Washington Gas had specific regulatory approval in Virginia to hedge the cost of natural gas purchased for storage using financial transactions in the form of forwards, swaps and option contracts. Washington Gas has filed for the renewal of the program in Virginia and requested that the SCC of VA combine the existing permanent winter gas hedging program and the pilot summer storage gas financial hedging program and implement the combined program as a permanent part of Washington Gas’s hedging program. On September 3, 2009, the SCC of VA granted Washington Gas regulatory approval in Virginia to implement the new combined hedging program. Pursuant to a three-year pilot program in the District of Columbia, Washington Gas has the ability to hedge the cost of natural gas for storage.
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
     The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives during the three months ended December 31, 2009:

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Regulated Utility Segment
Changes in Fair Value of Energy-Related Derivatives
(In millions)

Net assets (liabilities) at September 30, 2009	$5.6
Net fair value of contracts entered into during the period	0.4
Other changes in net fair value	(3.8)
Realized net settlement of derivatives	(6.0)

Net assets (liabilities) at December 31, 2009	$(3.8)

Regulated Utility Segment
Roll Forward of Energy-Related Derivatives
(In millions)

Net assets (liabilities) at September 30, 2009	$5.6
Recorded to income	1.5
Recorded to regulatory assets/liabilities	(4.9)
Realized net settlement of derivatives	(6.0)

Net assets (liabilities) at December 31, 2009	$(3.8)

     The maturity dates of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives recorded at fair value at December 31, 2009, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Regulated Utility Segment
Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives
	Years Ended September 30,
		Remainder
(In millions)	Total	2010	2011	2012	2013	2014	Thereafter

Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	4.0	1.9	0.1	(0.1)	0.7	0.2	1.2
Level 3 — Significant unobservable inputs	(7.8)	(3.7)	(2.7)	(0.1)	(0.1)	(0.1)	(1.1)

Total net assets (liabilities) associated with our energy-related derivatives	$(3.8)	$(1.8)	$(2.6)	$(0.2)	$0.6	$0.1	$0.1

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
     The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the retail energy-marketing segment’s energy-related derivatives for both natural gas and electricity during the three months ended December 31, 2009:

Retail Energy-Marketing Segment
Changes in Fair Value of Energy-Related Derivatives
(In millions)

Net assets (liabilities) at September 30, 2009	$(25.5)
Net fair value of contracts entered into during the period	(5.3)
Other changes in net fair value	(1.2)
Realized net settlement of derivatives	0.7

Net assets (liabilities) at December 31, 2009	$(31.3)

Retail Energy-Marketing Segment
Roll Forward of Energy-Related Derivatives
(In millions)

Net assets (liabilities) at September 30, 2009	$(25.5)
Recorded to income	(0.6)
Recorded to accounts payable	(5.9)
Realized net settlement of derivatives	0.7

Net assets (liabilities) at December 31, 2009	$(31.3)

     The maturity dates of our net assets (liabilities) associated with the retail energy-marketing segment’s energy-related derivatives recorded at fair value at December 31, 2009, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail Energy Marketing Segment Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives
	Years Ended September 30,

		Remainder
(In millions)	Total	2010	2011	2012	2013	2014	Thereafter

Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(4.2)	(0.9)	(1.3)	(1.1)	(0.8)	(0.1)	—
Level 3 — Significant unobservable inputs	(27.1)	(8.8)	(12.5)	(6.4)	0.6	—	—

Total net assets (liabilities) associated with our energy-related derivatives	$(31.3)	$(9.7)	$(13.8)	$(7.5)	$(0.2)	$(0.1)	$—

     Refer to Note 8 and 9 of the Notes to Consolidated Financial Statements in this quarterly report for a further discussion of our derivative activities and fair value measurements.
     Value-at-Risk. WGEServices measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGEServices’ value-at-risk at December 31, 2009 was approximately $126,000 and $138,000, related to its natural gas and electric portfolios, respectively.
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
     Billing Adjustment Mechanisms. In Maryland, Washington Gas has a revenue normalization agreement (RNA) billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. In Virginia, Washington Gas has a Weather Normalization Adjustment (WNA) mechanism which is a billing adjustment mechanism that is designed to eliminate the effect of variations in weather from normal levels on utility net revenues.
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
     WGEServices utilizes HDD derivatives from time to time to manage weather risks related to its natural gas and electricity sales. WGEServices also utilizes cooling degree day (CDD) derivatives to manage weather risks related to its electricity sales during the summer cooling season. These derivatives cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in HDDs or CDDs. Refer to Note 8 of the Notes to Consolidated Financial Statements for a further discussion of the accounting for these weather-related instruments.
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
     RESULTS OF OPERATIONS — Three Months Ended December 31, 2009 vs. December 31, 2008
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
     Washington Gas reported net income applicable to common stock of $40.5 million for the three months ended December 31, 2009, compared to net income of $53.6 million reported for the same three months of the prior fiscal year. The decrease in net income primarily reflects: (i) unrealized margins associated with our asset optimization program, (ii) the reversal in fiscal year 2009 of a reserve for disallowed natural gas costs in Maryland due to a February 5, 2009 order from the PSC of MD; (iii) a decrease in the recovery of storage carrying costs on lower average storage gas inventory balances and (iv) higher employee benefit expenses due to changes in plan asset values and obligation measurement assumptions. Partially offsetting this decrease were: (i) an increase in over 10,300 average active customer meters; (ii) favorable effects of changes in natural gas consumption patterns and (iii) lower interest expense related to lower weighted average interest rates associated with our borrowings.
     Key gas delivery, weather and meter statistics are shown in the table below for the three months ended December 31, 2009 and 2008.
Gas Deliveries, Weather and Meter Statistics

	Three Months Ended
	December 31,		Increase/
	2009	2008	(Decrease)

Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	269.9	295.4	(25.5)
Gas delivered for others	158.9	147.7	11.2

Total firm	428.8	443.1	(14.3)

Interruptible
Gas sold and delivered	1.5	1.2	0.3
Gas delivered for others	77.5	78.5	(1.0)

Total interruptible	79.0	79.7	(0.7)

Electric generation—delivered for others	11.1	23.5	(12.4)

Total deliveries	518.9	546.3	(27.4)

Degree Days
Actual	1,431	1,527	(96)
Normal	1,347	1,346	1
Percent colder (warmer) than normal	6.2%	13.4%	n/a
Average active customer meters	1,069,533	1,059,163	10,370
New customer meters added	3,084	3,856	(772)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Gas Service to Firm Customers. The volume of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. Washington Gas’s rates are based on an assumption of normal weather. The tariffs in the Maryland and Virginia jurisdictions include provisions that consider the effects of the RNA and WNA mechanisms, respectively, which are designed to, among other things, eliminate the effect on net revenues of variations in weather from normal levels (refer to the section entitled “Weather Risk” for further discussion of these mechanisms and other weather-related instruments included in our weather protection strategy). In addition to these mechanisms, the combination of declining block rates in the Maryland and Virginia jurisdictions and the existence of fixed demand charges in all jurisdictions to collect a portion of revenues reduce the effect that variations from normal weather have on net revenues.
     During the quarter ended December 31, 2009, total gas deliveries to firm customers were 428.8 million therms compared to 443.1 million therms delivered in the same quarter of the prior fiscal year. This comparison in natural gas deliveries to firm customers reflects warmer weather in the current three-month period than in the same period of the prior fiscal year, partially offset by the favorable effects of changes in natural gas consumption patterns as well as an increase in average active customer meters of 10,370.
     Weather, when measured by HDDs, was 6.2% colder than normal in the first quarter of fiscal year 2010, compared to 13.4% colder than normal for the same quarter of fiscal year 2009. Including the effects of our weather protection strategy, there were no material effects on net income attributed to colder or warmer weather on either the quarter ended December 31, 2009 or December 31, 2008.
     Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers were 79.0 million therms during the first quarter of fiscal year 2010, compared to 79.7 million therms for the same quarter last year, reflecting decreased demand due to weather.
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
     Gas Service for Electric Generation. Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the three months ended December 31, 2009, deliveries to these customers decreased by 12.4 million therms, when compared to the same quarter of the prior fiscal year. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.
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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     District of Columbia Jurisdiction
     Recovery of HHC Costs. On May 1, 2006, Washington Gas filed two tariff applications with the PSC of DC requesting approval of proposed revisions to the balancing charge provisions of its firm and interruptible delivery service tariffs that would permit the utility to recover from its delivery service customers the costs of HHCs that are being injected into Washington Gas’s natural gas distribution system to treat vaporized liquefied natural gas from the Dominion Cove Point Facility (refer to the section entitled “Operating Issues Related to Cove Point Natural Gas Supply” in Management’s Discussion). Washington Gas had been recovering the costs of HHCs from sales customers in the District of Columbia through its Purchased Gas Charge (PGC) provision in this jurisdiction. On October 2, 2006, the PSC of DC issued an order rejecting Washington Gas’s proposed tariff revisions until the PSC of MD issued a final order related to this matter. On October 12, 2006, Washington Gas filed a motion for clarification requesting that the PSC of DC affirm that Washington Gas can continue collecting HHC costs from sales customers through its PGC provision or to record such HHC costs incurred as a regulatory asset pending a ruling by the PSC of DC on future cost recovery. On May 11, 2007, the PSC of DC directed Washington Gas to cease prospective recovery of the cost of HHCs through the PGC provision, with future HHC costs to be recorded as a “pending” regulatory asset. On November 16, 2007 the PSC of MD issued a final order in the relevant case supporting full recovery of the HHC costs in Maryland. On March 25, 2008, the PSC of DC issued an order stating that the consideration of Washington Gas’s HHC strategy will move forward and directed interested parties to submit filings reflecting a proposed procedural schedule. On June 6, 2008, Washington Gas and the District of Columbia Office of the People’s Counsel filed a joint response to the order proposing a procedural schedule and a list of issues for consideration in the case. The PSC of DC adopted the proposed issues list and approved a procedural schedule. Washington Gas and other parties subsequently filed comments, conducted discovery and the parties filed reply comments. On April 30, 2009, the PSC of DC ruled that there were unresolved issues and directed that they should be addressed in evidentiary hearings. The PSC of DC issued an order establishing a procedural schedule to address these unresolved issues in the case. Initial testimony was filed May 29, 2009, and rebuttal testimony was filed on July 24, 2009.
     On October 2, 2009, Washington Gas and the DC OPC filed a Joint Motion for Approval of Unanimous Agreement of Stipulation and Full Settlement with the PSC of DC (Stipulation). The parties to the Stipulation agreed that hexane commodity costs incurred by Washington Gas to condition liquefied natural gas received in Washington Gas’s natural gas system are recoverable expenses and that Washington Gas is authorized to achieve full cost recovery from sales and delivery service customers of hexane commodity costs incurred prior to September 30, 2009. Additionally, the Stipulation:
(i)	approves the recovery of hexane commodity costs incurred after September 30, 2009 from sales and delivery service customers, subject to review as a component of Washington Gas’s cost of gas;

(ii)	establishes the implementation of a coupling replacement and encapsulation program (program), wherein Washington Gas will replace or encapsulate a portion of its mechanically coupled pipe in the District of Columbia. The program is expected to conclude in approximately seven years with total spending not to exceed $28.0 million;

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

(iv)	establishes periodic reporting on the level of hexane injected at each of Washington Gas’s hexane facilities with the associated commodity costs, and continued filing of leak-related information with the PSC of DC.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     On October 16, 2009, the PSC of DC published a Notice of Public Interest Hearing, held on October 28, 2009. On December 16, 2009, the PSC of DC issued a final order approving the settlement agreement, including recovery of hexane commodity costs, provided the parties agree to change the September 30, 2009 date to the effective date of the newly approved tariffs. The parties filed the modified language consistent with the final order. Pursuant to the final order, Washington Gas established a regulatory asset by reversing hexane costs previously expensed of $0.7 million into income.
     As of December 31, 2009 Washington Gas has incurred cumulative total HHC costs of $2.0 million related to the District of Columbia of which approximately $0.5 million has been recovered and $1.5 million has been deferred as a regulatory asset.
     Revenue Normalization Adjustment. On December 21, 2009, Washington Gas filed a revised tariff application seeking approval of a RNA, a sales adjustment mechanism that decouples Washington Gas’s non-gas revenues from actual delivered volumes of gas. On December 22, 2009, the DC OPC filed a motion requesting that the PSC of DC establish public hearing procedures to examine the merits of Washington Gas’s RNA application. Washington Gas filed an opposition to the DC OPC’s motion on January 4, 2010. The PSC of DC issued an order on January 19, 2010 granting the DC OPC’s motion for evidentiary hearing and initiated a rate proceeding to consider issues surrounding Washington Gas’s tariff application. A Commission decision on a procedural schedule is pending.
     Maryland Jurisdiction
     Order on Previously Disallowed Purchased Gas Charges. Each year, the PSC of MD reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’s purchased gas costs are reasonable. On March 14, 2006, in connection with the PSC of MD’s annual review of Washington Gas’s gas costs that were billed to customers in Maryland from September 2003 through August 2004, a Hearing Examiner of the PSC of MD issued a proposed order approving purchased gas charges of Washington Gas for the twelve-month period ended August 2004, except for $4.6 million of such charges that the Hearing Examiner recommended be disallowed because, in the opinion of the Hearing Examiner, they were not reasonably incurred. As a result, during the fiscal year ended September 30, 2006, Washington Gas accrued a liability of $4.6 million related to the proposed disallowance of these purchased gas charges.
     Washington Gas filed appeals with the PSC of MD asserting that the Hearing Examiner’s recommendation was without merit. On February 5, 2009, the PSC of MD issued an order that granted the appeal and reversed the findings of the Hearing Examiner. Accordingly, the gas costs at issue were deemed recoverable from rate payers. The PSC of MD’s order concluded that the responsibility for recovery of these costs should be assigned to the specific group of customers associated with unbundled firm delivery service, directing Washington Gas to bill such costs to those customers over a 24-month period and to provide a credit to firm bundled sales customers over the same period. As a result of this order, the liability recorded in fiscal year 2006 for this issue was reversed in the quarter ended December 31, 2008, and Washington Gas recorded income of $4.6 million to “Operating revenues-utility.” On February 25, 2009, Washington Gas filed its compliance plan with the PSC of MD which outlined the plan for returning these funds to its firm sales customers, as well as collecting funds from firm delivery service customers beginning with Washington Gas’s May 2009 billing cycle and ending with its April 2011 billing cycle. On April 29, 2009, the PSC of MD approved Washington Gas’s plan.
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
     On December 2, 2009, both the Staff of the PSC of MD and the Office of People’s Counsel filed Notices of Appeal of the POHE and on December 14, 2009, both filed a Memorandum on Appeal in support of their positions. On January 4, 2010, Washington Gas filed a Reply Memorandum in response to the Staff of the PSC of MD and the MD OPC’s Memoranda on Appeal. A Commission decision is pending.
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
     Review of the Company’s 2009 — 2013 Gas Portfolio Plan. On March 19, 2009, the PSC of MD issued a letter order docketing a review of the Company’s 2009 — 2013 Gas Portfolio Plan and specifically noting the Company’s plans to build an on-system peaking facility on the grounds of the decommissioned Chillum gas storage holders in Chillum, Maryland. The Commission noted that the proposed Chillum peaking facility is “... controversial, primarily because of its location...” Refer to the section entitled “Chillum LNG Facility” for a further discussion of this issue. A pre-hearing conference was held on April 15, 2009, at which time interventions were granted and a procedural schedule was established. The procedural schedule has been suspended pending the resolution of motions to compel discovery. Oral arguments on the discovery motions to compel were held on August 13, 2009. The Hearing Examiner issued rulings on the motions to compel on August 18, 2009. An additional motion to compel discovery, a motion to enforce ordered discovery and a motion to consolidate review of the Company’s next Gas Portfolio Plan with the current docket have been filed in the proceeding. A hearing on the motions to compel and to enforce ordered discovery was held on October 27, 2009. The Commission considered the motion to consolidate review of the Company’s next Gas Portfolio Plan with the current docket. Washington Gas filed its response on November 5, 2009 and the Maryland Office of People’s Counsel (MD OPC) filed its response on November 16, 2009. On January 6, 2010, the PSC of

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
MD consolidated this proceeding with the Company’s 2010 — 2014 Gas Portfolio Plan, which was filed on November 17, 2009.
     Virginia Jurisdiction
     Application for Conservation and Ratemaking Efficiency Plan. On September 29, 2009, Washington Gas filed with the SCC of VA an application which includes a portfolio of conservation and energy efficiency programs, an associated cost recovery provision and a decoupling mechanism which will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts. An evidentiary hearing in the proceeding is scheduled for February 9, 2010. The SCC of VA has six months from the date of the filing to issue an order.
     Performance-Based Rate Plans
     In rate case proceedings in all jurisdictions, Washington Gas requested permission to implement Performance-Based Rate (PBR) plans that include performance measures for customer service and an ESM that enables Washington Gas to share with shareholders and customers the earnings that exceed a target rate of return on equity.
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
     On May 4, 2009, the Staff of the SCC of VA issued a report, commenting on the amount of the ESM liability that had been reported for the fiscal year ending September 30, 2008. Washington Gas filed its response to the Staff report on June 18, 2009. On July 17, 2009, Washington Gas and the Staff of the SCC of VA filed a joint motion to approve stipulation and close proceeding with the SCC of VA whereby the Staff of the SCC of VA and Washington Gas agreed upon the appropriate refund to ratepayers under the ESM. The overall difference between the Staff position and Washington Gas’s position was not material to the financial statements of Washington Gas. On July 24, 2009, the SCC of VA granted the joint motion and accepted the stipulation submitted by Washington Gas and the Staff of the SCC of VA in its final order approving the ESM liability for fiscal year 2008. At December 31, 2009, Washington Gas had accrued a customer liability of $2.3 million for estimated sharing under the Virginia ESM related to fiscal year 2008. In accordance with the provisions of its VA tariff, Washington Gas began crediting customers’ bills in April 2009 for the fiscal year 2008 ESM liability. The credits will continue through March, 2010. On January 28, 2010, Washington Gas filed its annual information filing confirming that there was no liability for fiscal year 2009 and that approximately $0.5 million of previously expensed hexane cost were recoverable in rates. A decision on this filing is expected in the summer of 2010.
     On an interim basis, Washington Gas records the effects of the ESM based on year-to-date earnings in relation to estimated annual earnings as calculated for regulatory purposes. For three months ended December 31, 2009, we did not incur expense related to the ESM.
On November 16, 2007, the PSC of MD issued a final order in a rate case, which established a phase-two proceeding to review Washington Gas’s request to implement a PBR plan and issues raised by the parties associated with Washington Gas’s BPO agreement. On September 4, 2008, a proposed order of Hearing Examiner was issued in this phase-two proceeding. Consistent with Washington Gas’s current accounting methodology, the proposed order approved 10-year amortization accounting for initial implementation costs related to Washington Gas’s BPO plan. At December 31, 2009 and September 30,

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (concluded)
2009, we had recorded a regulatory asset of $7.2 million and $7.4 million, respectively, net of amortization, related to initial implementation costs allocable to Maryland associated with our BPO plan. Washington Gas’s application seeking approval of a PBR plan was denied. Additionally, the proposed order (i) directs Washington Gas to obtain an independent management audit related to issues raised in the phase-two proceeding and (ii) directs the initiation of a collaboration process in which Washington Gas is directed to engage in discussions with the Staff of the PSC of MD (MD Staff), the MD OPC and interested parties to develop appropriate customer service metrics and a periodic form for reporting results similar to the metrics filed by Washington Gas as part of the approved settlement in Virginia. This proposed order has been appealed by the MD Staff, the MD OPC and other parties. Washington Gas’s reply memorandum on appeal was filed on November 5, 2008. A final decision by the PSC of MD is pending.
     The final order issued by the PSC of DC on December 28, 2007 approved amortization accounting for initial implementation costs related to the BPO plan in approving the stipulated agreement filed in the proceeding. As part of that approved agreement, Washington Gas withdrew its application seeking approval of a PBR plan. Washington Gas is prohibited from seeking approval of a PBR plan in the District of Columbia until the filing of its next base rate case; however, the settling parties may not seek a change in rates during the rate case filing moratorium period under the terms of the approved rate settlement, with the exception of the implementation of a revenue normalization adjustment.
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
     On April 13, 2007, Washington Gas filed the portion of the depreciation study related to the Maryland jurisdiction. A separate proceeding was established on May 2, 2007, by the PSC of MD to review Washington Gas’s request to implement new depreciation rates. On October 25, 2007, Washington Gas filed a 2007 technical update of the Maryland depreciation study based on property, plant and equipment balances as of December 31, 2006. Hearings were held May 12 and 13, 2008. Initial briefs were filed on July 16, 2008 and reply briefs were filed on August 6, 2008. On October 15, 2008, a proposed order of Hearing Examiner was issued in Maryland, which would reduce Washington Gas’s annual depreciation expense related to the Maryland jurisdiction by approximately $11.2 million when new depreciation rates are implemented, with a corresponding decrease in annual revenues on a prospective basis to be reflected in future billing rates. Reflected in this reduction in depreciation expense, among other things, are: (i) a change in methodology for calculating accrued asset removal costs and (ii) the designation of certain insurance and relocation reimbursements as salvage value. This reduction in depreciation expense will not impact annual operating income and will not prevent the recovery of our capital investment; however, it will have the effect of deferring full recovery of our capital investment into future years. On November 14, 2008, Washington Gas and the MD OPC noted appeals of the October 15, 2008 proposed order, thus suspending its effective date.
     On February 5, 2010, the PSC of MD issued an order on appeal. The order affirmed the proposed order with two exceptions: (i) it directed the parties to confer and report on a prospective allocation method for reimbursements and (ii) it directed Washington Gas to amortize its $13.3 million reserve deficiency imbalance over a 33.5 year time frame. We are currently assessing the requirements of the decision and the merits of an appeal. The PSC of MD’s practice provides that the prospective impact of changes in depreciation rates from such an order will not be reflected on Washington Gas’s accounts and records until a change in Washington Gas’s distribution rates charged to customers takes effect. Implementation of revised depreciation rates and base rates is subject to approval by the PSC of MD.

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
     Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that WGL Holdings’ disclosure controls and procedures are effective. There have been no changes in the internal control over financial reporting of WGL Holdings during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL Holdings.

ITEM 4T.	CONTROLS AND PROCEDURES
     Washington Gas is a non-accelerated filer; therefore, management has included this Item 4T as part of this combined report being filed by the two separate registrants: WGL Holdings and Washington Gas.
     Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) of Washington Gas as of December 31, 2009. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures of Washington Gas are effective. There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

WGL Holdings, Inc.
Washington Gas Light Company
Part II—Other Information
Item 6—Exhibits

ITEM 6.	EXHIBITS
Exhibits:

10.1	Form of Defined Contribution Supplemental Executive Retirement Plan.*

10.2	Form of Defined Contribution Restoration Plan.*

10.3	Form of Defined Benefit Restoration Plan.*

31.1	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY (Co-Registrants)
Date: February 5, 2010	/s/ Mark P. O’Flynn
Mark P. O’Flynn
Controller (Principal Accounting Officer)