Form 10-Q
period 2010-03-31
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2010-05-07
CIK 104819, 1103601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
WGL Holdings, Inc. common stock, no par value, outstanding as of April 30, 2010: 50,646,386 shares.
All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of April 30, 2010.

WGL Holdings, Inc.
Washington Gas Light Company
For the Quarter Ended March 31, 2010

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
     Part I — Financial information in this Quarterly Report on Form 10-Q includes separate financial statements (i.e. balance sheets, statements of income and statements of cash flows) for WGL Holdings and Washington Gas. The Notes to Consolidated Financial Statements are also included and are presented on a combined basis for both WGL Holdings and Washington Gas. The Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) included under Item 2 is divided into two major sections for WGL Holdings and Washington Gas.
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

•	changes and developments in economic, competitive, political and regulatory conditions and developments;
•	changes in capital and energy commodity market conditions;
•	changes in credit ratings of debt securities of WGL Holdings or Washington Gas that may affect access to capital or the cost of debt;
•	changes in credit market conditions and creditworthiness of customers and suppliers;
•	changes in relevant laws and regulations, including tax, environmental and employment laws and regulations;
•	legislative, regulatory and judicial mandates or decisions affecting business operations or the timing of recovery of costs and expenses;
•	the timing and success of business and product development efforts and technological improvements;
•	the pace of deregulation efforts and the availability of other competitive alternatives to our products and services;
•	changes in accounting principles;

ii

WGL Holdings, Inc.
Washington Gas Light Company
•
new commodity purchase and sales contracts or financial contracts and modifications in the terms of existing contracts that may materially affect fair value calculations under derivative accounting requirements;

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

iii

WGL Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements

	March 31,	September 30,
(In thousands)	2010	2009

ASSETS
Property, Plant and Equipment
At original cost	$3,296,753	$3,242,413
Accumulated depreciation and amortization	(1,000,356)	(973,272)

Net property, plant and equipment	2,296,397	2,269,141

Current Assets
Cash and cash equivalents	123,454	7,845
Receivables
Accounts receivable	359,311	172,117
Gas costs and other regulatory assets	30,913	77,173
Unbilled revenues	142,498	80,594
Allowance for doubtful accounts	(19,917)	(20,969)

Net receivables	512,805	308,915

Materials and supplies—principally at average cost	23,992	23,626
Storage gas—at cost (first-in, first-out)	80,160	237,681
Deferred income taxes	21,178	-
Other prepayments	79,876	82,415
Other	32,744	23,032

Total current assets	874,209	683,514

Deferred Charges and Other Assets
Regulatory assets
Gas costs	-	13,996
Pension and other post-retirement benefits	345,494	308,544
Other	51,872	53,904
Other	51,900	20,791

Total deferred charges and other assets	449,266	397,235

Total Assets	$3,619,872	$3,349,890

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,196,121	$1,097,698
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	591,596	561,830

Total capitalization	1,815,890	1,687,701

Current Liabilities
Current maturities of long-term debt	104,095	82,592
Notes payable	108,454	183,851
Accounts payable and other accrued liabilities	233,205	213,529
Wages payable	15,772	15,294
Accrued interest	4,199	3,598
Dividends declared	19,432	18,758
Customer deposits and advance payments	44,121	52,908
Gas costs and other regulatory liabilities	44,530	14,842
Deferred income taxes	-	5,155
Accrued taxes	69,883	17,119
Other	46,643	26,970

Total current liabilities	690,334	634,616

Deferred Credits
Unamortized investment tax credits	11,034	10,761
Deferred income taxes	366,614	323,505
Accrued pensions and benefits	272,553	273,289
Asset retirement obligations	42,317	32,641
Regulatory liabilities
Accrued asset removal costs	328,814	319,173
Gas costs	15,684	-
Other	15,124	14,310
Other	61,508	53,894

Total deferred credits	1,113,648	1,027,573

Commitments and Contingencies (Note 13)

Total Capitalization and Liabilities	$3,619,872	$3,349,890

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2010	2009	2010	2009

OPERATING REVENUES
Utility	$611,625	$642,397	$1,002,157	$1,164,878
Non-utility	445,013	398,491	781,904	702,098

Total Operating Revenues	1,056,638	1,040,888	1,784,061	1,866,976

OPERATING EXPENSES
Utility cost of gas	318,922	375,143	516,199	681,927
Non-utility cost of energy-related sales	451,783	387,074	764,988	679,312
Operation and maintenance	78,272	78,439	151,788	148,773
Depreciation and amortization	24,235	24,245	48,398	48,326
General taxes and other assessments	43,007	41,255	74,427	71,682

Total Operating Expenses	916,219	906,156	1,555,800	1,630,020

OPERATING INCOME	140,419	134,732	228,261	236,956
Other Income—Net	495	760	864	777
Interest Expense
Interest on long-term debt	10,008	10,520	19,903	20,472
AFUDC and other, net	194	955	56	3,182

Total Interest Expense	10,202	11,475	19,959	23,654

INCOME BEFORE INCOME TAXES	130,712	124,017	209,166	214,079
INCOME TAX EXPENSE	51,676	48,617	82,159	83,724

NET INCOME	79,036	75,400	127,007	130,355
Dividends on Washington Gas preferred stock	330	330	660	660

NET INCOME APPLICABLE TO COMMON STOCK	$78,706	$75,070	$126,347	$129,695

AVERAGE COMMON SHARES OUTSTANDING
Basic	50,366	50,130	50,305	50,071
Diluted	50,572	50,420	50,502	50,309

EARNINGS PER AVERAGE COMMON SHARE
Basic	$1.56	$1.50	$2.51	$2.59
Diluted	$1.56	$1.49	$2.50	$2.58

DIVIDENDS DECLARED PER COMMON SHARE	$0.3775	$0.3675	$0.7450	$0.7225

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Six Months Ended
	March 31,
(In thousands)	2010	2009

OPERATING ACTIVITIES
Net income	$127,007	$130,355
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	48,398	48,326
Amortization of:
Other regulatory assets and liabilities—net	1,815	1,593
Debt related costs	346	347
Deferred income taxes—net	(22,408)	24,971
Accrued/deferred pension cost	3,137	(2,079)
Compensation expense related to equity awards	1,205	865
Provision for doubtful accounts	10,843	12,366
Other non-cash charges (credits)—net	92	(403)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(260,993)	(350,931)
Gas costs and other regulatory assets/liabilities—net	75,948	75,667
Storage gas	157,521	321,934
Other prepayments	3,075	(42,021)
Accounts payable and other accrued liabilities	21,313	41,271
Wages payable	478	405
Customer deposits and advance payments	(8,787)	(2,182)
Accrued taxes	52,764	20,875
Accrued interest	601	(276)
Other current assets	(10,078)	(1,431)
Other current liabilities	19,673	(20,456)
Deferred gas costs—net	29,680	(31,332)
Deferred assets—other	(29,357)	(9,583)
Deferred liabilities—other	4,015	1,545
Other—net	(274)	2,552

Net Cash Provided by Operating Activities	226,014	222,378

FINANCING ACTIVITIES
Common stock issued	9,689	5,070
Long-term debt issued	51,332	59,201
Long-term debt retired	(20)	(26,012)
Debt issuance costs	318	-
Notes payable issued (retired)—net	(75,397)	(139,510)
Dividends on common stock and preferred stock	(37,617)	(36,193)
Other financing activities—net	(1,042)	(755)

Net Cash Used in Financing Activities	(52,737)	(138,199)

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(57,668)	(65,956)

Net Cash Used in Investing Activities	(57,668)	(65,956)

INCREASE IN CASH AND CASH EQUIVALENTS	115,609	18,223
Cash and Cash Equivalents at Beginning of Year	7,845	6,164

Cash and Cash Equivalents at End of Year	$123,454	$24,387

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$49,144	$40,255
Interest paid	$19,193	$23,420
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$-	7,375
Capital expenditures included in accounts payable and other accrued liabilities	$3,309	$4,095
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	March 31,	September 30,
(In thousands)	2010	2009

ASSETS
Property, Plant and Equipment
At original cost	$3,259,195	$3,206,576
Accumulated depreciation and amortization	(978,470)	(950,706)

Net property, plant and equipment	2,280,725	2,255,870

Current Assets
Cash and cash equivalents	114,726	5,160
Receivables
Accounts receivable	209,687	70,382
Gas costs and other regulatory assets	30,913	77,173
Unbilled revenues	75,915	20,905
Allowance for doubtful accounts	(16,941)	(18,617)

Net receivables	299,574	149,843

Materials and supplies—principally at average cost	23,940	23,573
Storage gas—at cost (first-in, first-out)	71,486	168,800
Deferred income taxes	6,300	-
Other prepayments	11,945	39,690
Receivables from associated companies	2,177	10,441
Other	11,986	11,531

Total current assets	542,134	409,038

Deferred Charges and Other Assets
Regulatory assets
Gas costs	-	13,996
Pension and other post-retirement benefits	343,682	306,918
Other	51,872	53,904
Other	29,001	11,846

Total deferred charges and other assets	424,555	386,664

Total Assets	$3,247,414	$3,051,572

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,061,682	$966,439
Preferred stock	28,173	28,173
Long-term debt	591,596	561,830

Total capitalization	1,681,451	1,556,442

Current Liabilities
Current maturities of long-term debt	104,095	82,592
Notes payable	20	124,811
Accounts payable and other accrued liabilities	130,272	125,295
Wages payable	15,206	14,622
Accrued interest	4,199	3,598
Dividends declared	18,677	18,008
Customer deposits and advance payments	44,121	52,908
Gas costs and other regulatory liabilities	44,530	14,842
Deferred income taxes	-	9,285
Accrued taxes	72,652	15,434
Payables to associated companies	42,539	11,390
Other	7,773	12,929

Total current liabilities	484,084	485,714

Deferred Credits
Unamortized investment tax credits	10,016	10,462
Deferred income taxes	371,557	326,921
Accrued pensions and benefits	271,119	271,859
Asset retirement obligations	41,065	31,627
Regulatory liabilities
Accrued asset removal costs	328,814	319,173
Gas costs	15,684	-
Other	15,125	14,307
Other	28,499	35,067

Total deferred credits	1,081,879	1,009,416

Commitments and Contingencies (Note 13)

Total Capitalization and Liabilities	$3,247,414	$3,051,572

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended		Six Months Ended

	March 31,		March 31,
(In thousands)	2010	2009	2010	2009

OPERATING REVENUES
Utility	$619,295	$651,127	$1,018,159	$1,181,767
Non-utility	(5)	20	2	22

Total Operating Revenues	619,290	651,147	1,018,161	1,181,789

OPERATING EXPENSES
Utility cost of gas	326,592	383,874	532,201	698,817
Operation and maintenance	67,142	68,587	130,995	130,871
Depreciation and amortization	23,766	23,771	47,480	47,392
General taxes and other assessments	41,247	40,101	71,064	69,625

Total Operating Expenses	458,747	516,333	781,740	946,705

OPERATING INCOME	160,543	134,814	236,421	235,084
Other Income—Net	409	582	760	383
Interest Expense
Interest on long-term debt	10,008	10,520	19,903	20,465
AFUDC and other, net	128	722	(66)	2,553

Total Interest Expense	10,136	11,242	19,837	23,018

INCOME BEFORE INCOME TAXES	150,816	124,154	217,344	212,449
INCOME TAX EXPENSE	59,710	48,643	85,388	83,010

NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	$91,106	$75,511	$131,956	$129,439
Dividends on preferred stock	330	330	660	660

NET INCOME APPLICABLE TO COMMON STOCK	$90,776	$75,181	$131,296	$128,779

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Six Months Ended
	March 31,
(In thousands)	2010	2009

OPERATING ACTIVITIES
Net income before preferred stock dividends	$131,956	$129,439
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	47,480	47,392
Amortization of:
Other regulatory assets and liabilities—net	1,815	1,593
Debt related costs	346	362
Deferred income taxes—net	(9,645)	28,790
Accrued/deferred pension cost	3,337	(2,071)
Compensation expense related to equity awards	1,155	821
Provision for doubtful accounts	8,858	10,038
Other non-cash charges (credits)—net	(627)	(710)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(196,585)	(237,538)
Gas costs and other regulatory assets/liabilities—net	75,948	75,667
Storage gas	97,314	245,348
Other prepayments	28,206	20,917
Accounts payable and other accrued liabilities, including payables to associated companies	37,705	43,100
Wages payable	584	420
Customer deposits and advance payments	(8,787)	(2,182)
Accrued taxes	57,218	18,687
Accrued interest	601	(276)
Other current assets	(822)	(5,482)
Other current liabilities	(5,156)	(28,307)
Deferred gas costs—net	29,680	(31,332)
Deferred assets—other	(15,422)	(8,775)
Deferred liabilities—other	(10,888)	(8,353)
Other—net	54	2,149

Net Cash Provided by Operating Activities	274,325	299,697

FINANCING ACTIVITIES
Long-term debt issued	51,332	59,201
Long-term debt retired	(20)	(25,018)
Debt issuance costs	318	-
Notes payable issued (retired)—net	(124,791)	(227,095)
Dividends on common stock and preferred stock	(36,117)	(35,443)
Other financing activities—net	(937)	(685)

Net Cash Used in Financing Activities	(110,215)	(229,040)

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(54,544)	(63,273)

Net Cash Used in Investing Activities	(54,544)	(63,273)

INCREASE IN CASH AND CASH EQUIVALENTS	109,566	7,384
Cash and Cash Equivalents at Beginning of Year	5,160	3,680

Cash and Cash Equivalents at End of Year	114,726	11,064

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$38,600	$33,605
Interest paid	$19,106	$22,784
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$-	7,375
Capital expenditures included in accounts payable and other accrued liabilities	$3,309	$4,095
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
     Noncontrolling Interests. Effective October 1, 2009, we adopted ASC Topic 810, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. ASC Topic 810 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of this standard resulted in reclassifying Washington Gas’s preferred stock dividends on the Statement of Income to present consolidated net income attributable to both the shareholders of WGL Holdings Inc. and to the noncontrolling interest of Washington Gas’s preferred shareholders as net income. In addition, the Statements of Cash Flows have been changed to include income from all equity holders as a source of cash in Operating Activities and to reflect the distribution of preferred stock dividends as a use of cash in Financing Activities. The adoption of this standard had no other effect on our consolidated financial statements.
     Subsequent Events. In February 2010, the FASB issued ASU 2010-09, Subsequent Events—Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09). This ASU provides amendments to Subtopic 855-10, Subsequent Events—Overall, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Subtopic 855-10 does not apply to the accounting for and disclosure of subsequent events addressed in other generally accepted accounting principles. ASU 2010-09 eliminates the requirement to disclose the date through which a registered company has evaluated subsequent events. Effective March 31, 2010, we adopted ASU 2010-09 for disclosures of events or transactions not within the scope of other applicable GAAP. Refer to Note 15—Subsequent Events for the required disclosure under this standard.
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
     Fair Value. In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for us on January 1, 2010. Refer to Note 10 – Fair Value Measurements for the required disclosure under this standard. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for us on October 1, 2011. We are currently evaluating the possible effect of this standard on our consolidated financial statements.
NOTE 2. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

     The tables below provide details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets for both WGL Holdings and Washington Gas.

WGL Holdings, Inc.
(In thousands)	Mar 31, 2010	Sep 30, 2009

Accounts payable - trade	$191,595	$174,098
Employee benefits and payroll accruals	20,797	28,813
Other accrued liabilities	20,813	10,618

Total	$233,205	$213,529

Washington Gas Light Company
(In thousands)	Mar 31, 2010	Sep 30, 2009

Accounts payable - trade	$92,556	$90,630
Employee benefits and payroll accruals	19,524	26,530
Other accrued liabilities	18,192	8,135

Total	$130,272	$125,295

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3. SHORT-TERM DEBT

     WGL Holdings and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. We maintain revolving credit agreements to support our outstanding commercial paper and to permit short-term borrowing flexibility. Our policy is to maintain bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. The following is a summary of our committed credit available at March 31, 2010.

Committed Credit Available
Committed credit agreements	WGL Holdings	Washington Gas	Total Consolidated

Unsecured revolving credit facility, August 3, 2012 (a)	$ 400.0	$ 300.0	$ 700.0
Less: Commercial Paper	(108.4)	-	(108.4)

Net committed credit available	$ 291.6	$ 300.0	$ 591.6

(a) Both WGL Holdings and Washington Gas have the right to request extensions with the banks’ approval. WGL Holdings’ revolving credit facility permits it to borrow an additional $50 million, with the banks’ approval, for a total of $450 million. Washington Gas’s revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $400 million.
     At March 31, 2010 and September 30, 2009 , WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper of $108.4 million and $183.8 million, respectively, at a weighted average interest rate of 0.28% and 0.27%, respectively. Substantially all of the outstanding notes payable balance at March 31, 2010 was commercial paper issued by WGL Holdings. Of the outstanding notes payable balance at September 30, 2009, $59.0 million was issued by WGL Holdings and $124.8 million was issued by Washington Gas.
     As of March 31, 2010 and September 30, 2009, respectively, there were no outstanding bank loans from WGL Holdings’ or Washington Gas’s revolving credit facilities.
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
     At March 31, 2010, Washington Gas had the capacity, under a shelf registration to issue up to $450.0 million of additional MTNs. At March 31, 2010 and September 30, 2009, outstanding notes were $689.0 million and $639.0 million, respectively. At March 31, 2010 and September 30, 2009, the weighted average interest rate on all outstanding notes was 5.73% and 5.82%, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 5. COMMON SHAREHOLDERS’ EQUITY

     The tables below reflect the changes in “ Common shareholders’ equity” for WGL Holdings and Washington Gas for the six months ended March 31, 2010.

WGL Holdings, Inc.
Components of Common Shareholders’ Equity

				Accumulated Other
	Common Stock	Paid-In	Retained	Comprehensive Loss,
(In thousands)	Amount	Capital	Earnings	Net of Taxes	Total

Balance at September 30, 2009	$514,501	$13,516	$576,122	$(6,441)	$1,097,698
Net income applicable to common stock	-	-	126,347	-	126,347
Post-retirement benefits adjustment, net of taxes	-	-	-	(169)	(169)

Comprehensive income	-	-	-	-	126,178
Stock-based compensation	14,801	(4,925)	-	-	9,876
Dividends declared:
Common Stock	-	-	(37,631)	-	(37,631)

Balance at March 31, 2010	$529,302	$8,591	$664,838	$(6,610)	$1,196,121

Washington Gas Light Company
Components of Common Shareholder’s Equity

				Accumulated Other
	Common Stock	Paid-In	Retained	Comprehensive Loss,
(In thousands)	Amount	Capital	Earnings	Net of Taxes	Total

Balance at September 30, 2009	$46,479	$469,026	$457,375	$(6,441)	$966,439
Net income before preferred stock dividends	-	-	131,956	-	131,956
Post-retirement benefits adjustment, net of taxes	-	-	-	(169)	(169)

Comprehensive income	-	-	-	-	131,787
Stock-based compensation	-	242	-	-	242
Dividends declared:
Common Stock	-	-	(36,126)	-	(36,126)
Preferred Stock	-	-	(660)	-	(660)

Balance at March 31, 2010	$46,479	$469,268	$552,545	$(6,610)	$1,061,682

     WGL Holdings had 50,569,875 and 50,143,484 shares issued of common stock at March 31, 2010 and September 30, 2009, respectively. Washington Gas had 46,479,536 shares issued of common stock at both March 31, 2010 and September 30, 2009.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 6. COMPREHENSIVE INCOME

     The tables below reflect the components of “Comprehensive income” for the three and six months ended March 31, 2010 and 2009 for WGL Holdings and Washington Gas. Items that are excluded from “Net income” and charged directly to “Common shareholders’ equity” are recorded in “Other comprehensive income (loss), net of taxes.” The amount of “Accumulated other comprehensive loss, net of taxes” is included in “Common shareholders’ equity” (refer to Note 5—Common Shareholders’ Equity).

WGL Holdings, Inc.
Components of Comprehensive Income

	Three Months Ended		Six Months Ended

	March 31,		March 31,
(In thousands)	2010	2009	2010	2009

Net income applicable to common stock	$78,706	$75,070	$126,347	$129,695
Other comprehensive income (loss), net of taxes (a)	201	48	(169)	97

Comprehensive income	$78,907	$75,118	$126,178	$129,792

(a)	Amounts relate to postretirement benefits.

Washington Gas Light Company Components of Comprehensive Income

	Three Months Ended		Six Months Ended

	March 31,		March 31,
(In thousands)	2010	2009	2010	2009

Net income before preferred stock dividends	$91,106	$75,511	$131,956	$129,439
Other comprehensive income (loss), net of taxes (a)	201	48	(169)	97

Comprehensive income	$91,307	$75,559	$131,787	$129,536

(a)	Amounts relate to postretirement benefits.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 7. EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for WGL Holdings for the three and six months ended March 31, 2010 and 2009.

Basic and Diluted EPS

	Net Income
	Applicable to		Per Share
(In thousands, except per share data)	Common Stock	Shares	Amount

Three Months Ended March 31, 2010
Basic EPS	$78,706	50,366	$1.56

Stock-based compensation plans	-	206

Diluted EPS	$78,706	50,572	$1.56

Three Months Ended March 31, 2009
Basic EPS	$75,070	50,130	$1.50

Stock-based compensation plans	-	290

Diluted EPS	$75,070	50,420	$1.49

Six Months Ended March 31, 2010
Basic EPS	$126,347	50,305	$2.51

Stock-based compensation plans	-	197

Diluted EPS	$126,347	50,502	$2.50

Six Months Ended March 31, 2009
Basic EPS	$129,695	50,071	$2.59

Stock-based compensation plans	-	238

Diluted EPS	$129,695	50,309	$2.58

     For the three and six months ended March 31, 2010, we did not exclude any outstanding shares pursuant to stock-based compensation plans in the calculation of diluted EPS. For the three and six months ended March 31, 2009, we had weighted average outstanding stock options totaling approximately 241,000 and 469,000 shares, respectively, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.
NOTE 8. EFFECTS OF NEW HEALTHCARE LEGISLATION

      On March 23 and March 30, 2010 the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, respectively (collectively the “PPACA”) became law resulting in comprehensive healthcare reform legislation that affect the accounting for employer provided benefits.
      Washington Gas provides certain healthcare benefits for active and retired employees (the Plan). Washington Gas is self-insured for the majority of healthcare costs. The Plan includes provisions for sharing the cost of covered expenses between Washington Gas and participants. Because Washington Gas’s plan provides prescription drug benefits equal to or greater than Medicare Part D coverage, Washington Gas has been receiving a non-taxable subsidy from the Federal government, which has had the effect of lowering other postretirement employee benefit expense (OPEB) and Washington Gas’s effective tax rate.
      Since the year ended September 30, 2004, Washington Gas has reflected the favorable tax benefit (“the Med D tax benefit”) of the non-taxable subsidy in its effective tax rate. Healthcare reform legislation eliminated future Med D tax benefits. During the current fiscal year, the Med D tax benefit has been recognized through the date of the enactment of the PPACA. The subsequent elimination of the Med D tax benefit is expected to increase the effective tax rate for the year ended September 30, 2010 by approximately 0.7%. Washington Gas expects the annual effective tax rate will increase by approximately 1% in subsequent years. Regulatory assets have been increased by $41.2 million to reflect the probable recovery of the higher future tax expense from utility customers. An immaterial amount of tax expense has been recorded related to the effect of the PPACA on our non-utility business.
      Washington Gas is continuing to evaluate the remaining provisions of the PPACA and their potential effect on the plan, its benefits, and the assumptions around measuring the related OPEB liability.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 9. DERIVATIVE AND WEATHER-RELATED INSTRUMENTS

     DERIVATIVE INSTRUMENTS
     To the extent that the information below is being disclosed under certain requirements of ASC Topic 815, no prior information is presented for the six month period ended March 31, 2009. Under this guidance, only information after January 1, 2009 is required to be disclosed. Therefore, only comparison activity for the three months ended March 31, 2010 is being disclosed for the income statement.
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
     Asset Optimization. Washington Gas optimizes the value of its long-term natural gas transportation and storage capacity resources during periods when these resources are not being used to physically serve utility customers. Specifically, Washington Gas utilizes: (i) its transportation capacity assets to benefit from favorable natural gas prices between different geographic locations and (ii) its storage capacity assets to benefit from favorable natural gas prices between different time periods. As part of this asset optimization program, Washington Gas enters into physical and financial derivative transactions in the form of forwards, swaps and option contracts to lock-in operating margins that Washington Gas will ultimately realize. The derivatives used under this program are subject to mark-to-market accounting treatment.
     Regulatory sharing mechanisms in all three jurisdictions allow the profit from these transactions to be shared between Washington Gas’s shareholders and customers; therefore, any changes in fair value are recorded through earnings, or as regulatory assets or liabilities to the extent that gains and losses associated with these derivative instruments will be included in the rates charged to customers when they are realized. Valuation changes for the portion of net profits to be retained for shareholders may cause significant period-to-period volatility in earnings from unrealized gains and losses. This volatility does not change the locked-in operating margins that Washington Gas will ultimately realize from these transactions.
     All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas”. Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended March 31, 2010 and 2009 were gains of $22.3 million and $4.8 million, respectively, including an unrealized gain of $16.1 million and an unrealized loss of $1.8 million, respectively. Total net margins for the six months ended March 31, 2010 and 2009 were gains of $21.8 million and $17.4 million, respectively, including unrealized gains of $12.1 million and $8.5 million, respectively.
     Managing Price Risk . To serve utility customers, as authorized by its regulators, Washington Gas enters into forward contracts, option contracts, financial swap contracts and other contracts. These instruments are accounted for as derivative instruments as a part of managing price risk associated with acquiring natural gas supply for utility customers. Any gains and losses associated with these derivatives are recorded as regulatory liabilities or assets, respectively, to reflect the rate treatment for these economic hedging activities.
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
      At March 31, 2010, the absolute notional amounts of our derivatives are as follows:

Absolute Notional Amounts
of Open Positions on Derivative instruments
(In millions)	Notional Amounts
March 31, 2010
Derivative transactions	WGL Holdings	Washington Gas

Natural Gas (in therms)
Asset Optimization	1,325.7	1,325.7
Retail sales	5.0	-
Other risk-management activities	367.0	164.0
Electricity (in kWhs)
Retail sales	1,783.0	-
Other risk-management activities	8,925.0	-
Interest Rate Swap(notional amount in millions)	$24.0	$24.0

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     The following tables present the balance sheet classification for all derivative instruments as of March 31, 2010 and September 30, 2009.

WGL Holdings, Inc.
Balance Sheet Classification of Derivative Instruments
As of March 31, 2010

(In millions)
	Derivative	Derivative	Netting of
Balance sheet location	Assets	Liabilities	Collateral	Total

Other current assets(a)	$38.7	$(14.7)	$-	$24.0
Deferred charges and other assets - other	84.9	(48.3)	-	36.6
Other current liabilities	3.9	(60.0)	13.2	(42.9)
Deferred credits - other	0.6	(36.6)	4.0	(32.0)

Total	$128.1	$(159.6)	$17.2	$(14.3)

As of September 30, 2009

Other current assets	$23.6	$(7.8)	$-	$15.8
Deferred charges and other assets - other	13.2	(5.4)	-	7.8
Other current liabilities(b)	5.4	(26.0)	1.4	(19.2)
Deferred credits - other	24.4	(48.0)	3.7	(19.9)

Total	$66.6	$(87.2)	$5.1	$(15.5)

(a) includes interest rate swaps of ($0.5) million

(b) includes interest rate swaps of ($0.7) million

Washington Gas Light Company
Balance Sheet Classification of Derivative Instruments
As of March 31, 2010

(In millions)
	Derivative	Derivative	Netting of
Balance sheet location	Assets	Liabilities	Collateral	Total

Other current assets(a)	$26.7	$(14.8)	$-	$11.9
Deferred charges and other assets - other	66.7	(48.3)	-	18.4
Other current liabilities	2.1	(7.2)	-	(5.1)
Deferred credits - other	-	(0.3)	-	(0.3)

Total	$95.5	$(70.6)	$-	$24.9

As of September 30, 2009

Other current assets	$19.1	$(7.6)	$-	$11.5
Deferred charges and other assets - other	8.0	(5.4)	-	2.6
Other current liabilities(b)	2.9	(8.5)	-	(5.6)
Deferred credits - other	23.9	(27.5)	-	(3.6)

Total	$53.9	$(49.0)	$-	$4.9

(a) includes interest rate swaps of ($0.5) million

(b) includes interest rate swaps of ($0.7) million

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     The following tables present all gains and losses associated with derivative instruments for the three months ended March 31, 2010 and 2009.

Gains and (Losses) on Derivative Instruments
	WGL Holdings, Inc.		Washington Gas Light Company
	March 31,		March 31,

(In millions)	2010	2009	2010	2009

Recorded to income
Operating revenues - non-utility	$15.7	$(6.0)	$-	$-
Utility cost of gas	17.6	4.5	17.6	4.5
Non-utility cost of energy-related sales	(46.3)	(13.1)	-	-
Recorded to regulatory assets/liabilities
Gas costs	12.8	(6.7)	12.8	(6.7)
Other	(0.7)	-	(0.7)	-

Total	$(0.9)	$(21.3)	$29.7	$(2.2)

     The following table presents all gains and losses associated with derivative instruments for the six months ended March 2010.

Gains and (Losses) on Derivative Instruments

(In millions)	WGL Holdings, Inc.	Washington Gas Light Company

Recorded to income
Operating revenues - non-utility	$18.2	$-
Utility cost of gas	19.1	19.1
Non-utility cost of energy-related sales	(49.5)	-
Recorded to regulatory assets/liabilities
Gas costs	7.9	7.9
Other	0.2	0.2

Total	$(4.1)	$27.2

     Certain of Washington Gas’s derivative instruments contain contract provisions that would require collateral to be posted if the credit rating of Washington Gas’s debt falls below certain levels. Similarly, certain of WGEServices derivative instruments contain contract provisions that require collateral to be posted if the credit rating of WGL Holdings falls below certain levels or if counterparties exposure to WGEServices exceeds a certain level. Due to counterparty exposure levels, at March 31, 2010, WGEServices’ had posted $17.2 million of collateral related to its derivative liabilities that contained credit-related contingent features. Washington Gas was not required to post any collateral at March 31, 2010. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required to be posted related to the net fair value of our derivative instruments if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on March 31, 2010.

Potential Collateral Requirements for Derivative Liabilities
with Credit-risk-Contingent Features
(In millions)	WGL Holdings, Inc.	Washington Gas Light Company

Derivative liabilities with credit-risk-contingent features	$ 134.7	$ 64.3
Maximum potential collateral requirements	61.7	0.2

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
      Neither Washington Gas nor WGEServices enters into derivative contracts for speculative purposes.
      Concentration of Credit Risk
      Both Washington Gas and WGEServices are exposed to credit risk associated with agreements with wholesale counterparties that are accounted for as derivative instruments. We have credit policies in place that are designed to mitigate credit risk associated with wholesale counterparties through a requirement for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. For certain counterparties or their guarantors that meet this policy’s credit worthiness criteria, both Washington Gas and WGEServices grant unsecured credit which is continuously monitored. Additionally, our agreements with wholesale counterparties contain netting provisions which allow the receivable and payable exposure to/from each counterparty to be offset. At March 31, 2010, one counterparty represented over 10% of Washington Gas’s credit exposure to wholesale derivative counterparties, for a total credit risk of $16.9 million. WGEServices had one counterparty representing over 10% of its credit exposure to wholesale counterparties for a credit risk of $1.2 million at March 31, 2010.
      WEATHER-RELATED INSTRUMENTS
      Regulated Utility Operations
      On September 21, 2009, Washington Gas executed a heating degree day (HDD) derivative contract to manage its financial exposure to variations from normal weather in the District of Columbia during fiscal year 2010. Under this contract, Washington Gas purchased protection against net revenue shortfalls due to warmer-than-normal weather and sold to the counterparty the right to receive the benefit when weather is colder than normal. This derivative contract resulted in a payment to Washington Gas of $2.1 million on the date of execution.
      Our weather protection instruments are accounted for under ASC Topic 815. For weather derivative contracts executed by a premium payment, benefits or losses are recognized to the extent actual HDDs are less than or greater than the contracted HDDs. The cost of our weather-related instruments is amortized based on the pattern of normal HDDs over the coverage period. For weather derivative contracts for which we receive a net option premium, we record the receipt as a liability and mark the contract to fair value each period. The expenses or benefits that are derived from our weather-related instruments are not considered in establishing the retail rates of Washington Gas.
      During the three months ended March 31, 2010 and 2009, Washington Gas recorded a total pre-tax gain and loss of $2.4 million and $1.3 million, respectively, including premium costs and any fair value adjustments related to its weather derivatives. During the six months ended March 31, 2010 and 2009, Washington Gas recorded a total pre-tax gain and loss of $1.0 million and $3.1 million, respectively, including premium costs and any fair value adjustments related to its weather derivatives. Benefits and expenses associated with Washington Gas’s weather-related instruments are recorded to “Operation and maintenance” expense.
      Non-Utility Operations
      WGEServices utilizes weather-related derivatives for managing the financial effects of weather risks. These derivatives cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts provide for payment to WGEServices of a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. For the three and six months ended March 31, 2010, WGEServices recorded pre-tax expenses of $867,000 and $1.1 million, respectively. For the three and six months ended March 31, 2009, WGEServices recorded pre-tax expenses of $802,000 and $1.3 million, respectively, related to these derivatives.
NOTE 10. FAIR VALUE MEASUREMENTS

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
      Level 1. Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. Level 1 assets and liabilities primarily include exchange traded derivatives and securities. At March 31, 2010, we do not have any financial assets or liabilities in this category.
      Level 2. Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs that are corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions including: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At March 31, 2010, Level 2 financial assets and liabilities included non-exchange traded energy-related derivatives such as financial swaps and options and physical forward contracts for deliveries at active market locations. Additionally, at March 31, 2010, Level 2 financial instruments included interest rate swaps valued using observable data.
      Level 3. Level 3 of the fair value hierarchy consists of assets or liabilities that are valued using significant unobservable inputs at the reporting date. These unobservable assumptions reflect our assumptions about estimates that market participants would use in pricing the asset or liability, including historical volatility and pricing data when delivery is to inactive market locations. These inputs may be used with industry standard valuation methodologies that result in our best estimate of fair value for the assets or liabilities at the reporting date. At March 31, 2010, OTC derivative assets and liabilities in this category included: (i) physical contracts valued with significant basis adjustments to observable market data when delivery is to inactive market locations; (ii) long-dated positions where observable pricing is not available over the life of the contract; (iii) contracts valued using historical volatility assumptions and (iv) valuations using indicative broker quotes for inactive market locations. Additionally, at March 31, 2010, level 3 financial liabilities included Washington Gas’s weather derivative valued using unobservable data.
      The following table sets forth financial instruments recorded at fair value as of March 31, 2010. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
WGL Holdings, Inc.
Fair Value Measurements Under the Fair Value Hierarchy

At March 31, 2010

(In millions)	Level 1	Level 2	Level 3	Total

Assets
Natural gas related derivatives	$-	$40.9	$56.5	$97.4
Electricity related derivatives	-	-	30.7	30.7

Total Assets	$-	$40.9	$87.2	$128.1

Liabilities
Natural gas related derivatives	$-	$(47.0)	$(93.2)	$(140.2)
Electricity related derivatives	-	(8.2)	(10.7)	(18.9)
Interest rate swaps	-	(0.5)	-	(0.5)
Weather derivative	-	-	(1.0)	(1.0)

Total Liabilities	$-	$(55.7)	$(104.9)	$(160.6)

At September 30, 2009

Assets
Natural gas related derivatives	$-	$31.0	$25.9	$56.9
Electricity related derivatives	-	0.4	9.3	9.7

Total Assets	$-	$31.4	$35.2	$66.6

Liabilities
Natural gas related derivatives	$-	$(19.8)	$(57.5)	$(77.3)
Electricity related derivatives	-	(3.9)	(5.3)	(9.2)
Interest rate swaps	-	(0.7)	-	(0.7)
Weather derivative	-	(2.1)	-	(2.1)

Total Liabilities	$-	$(26.5)	$(62.8)	$(89.3)

Washington Gas Light Company Fair Value Measurements Under the Fair Value Hierarchy

At March 31, 2010

(In millions)	Level 1	Level 2	Level 3	Total

Assets
Natural gas related derivatives	$-	$40.6	$54.9	$95.5

Total Assets	$-	$40.6	$54.9	$95.5

Liabilities
Natural gas related derivatives	$-	$(27.8)	$(42.3)	$(70.1)
Interest rate swaps	-	(0.5)	-	(0.5)
Weather derivative	-	-	(1.0)	(1.0)

Total Liabilities	$-	$(28.3)	$(43.3)	$(71.6)

At September 30, 2009

Assets
Natural gas related derivatives	$-	$28.9	$25.0	$53.9

Total Assets	$-	$28.9	$25.0	$53.9

Liabilities
Natural gas related derivatives	$-	$(17.0)	$(31.3)	$(48.3)
Interest rate swaps	-	(0.7)	-	(0.7)
Weather derivative	-	(2.1)	-	(2.1)

Total Liabilities	$-	$(19.8)	$(31.3)	$(51.1)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
      Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the fair value hierarchy at the fair value as of the beginning of the reporting period. For the six months ended March 31, 2010, a $2.1 million fair value liability related to Washington Gas’s weather derivative was transferred from level 2 to level 3 in the fair value hierarchy. This transfer reflected an increase in unobservable inputs used to value the instrument. There were no other transfers during the reported periods.
      The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the three months ended March 31, 2010 and 2009, respectively.
Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	WGL Holdings	Washington Gas

Three Months Ended March 31, 2010

Balance at January 1, 2010	$(38.4)	$(11.3)
Realized and unrealized gains (losses)
Recorded to income	6.5	12.8
Recorded to regulatory assets - gas costs	9.4	9.4
Purchases and settlements, net	4.9	0.7

Balance at March 31, 2010	$(17.6)	$11.6

Three Months Ended March 31, 2009

Balance at January 1, 2009	$(2.2)	(6.7)
Realized and unrealized gains (losses)
Recorded to income	(14.3)	1.6
Recorded to regulatory assets - gas costs	(2.6)	(2.6)
Purchases and settlements, net	8.6	0.6

Balance at March 31, 2009	$(10.5)	$(7.1)

      The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the six months ended March 31, 2010 and 2009, respectively.
Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	WGL Holdings	Washington Gas

Six Months Ended March 31, 2010

Balance at October 1, 2009	$(27.6)	$(6.3)
Realized and unrealized gains (losses)
Recorded to income	(10.1)	11.2
Recorded to regulatory assets - gas costs	6.9	6.9
Transfers in and/or out of Level 3(a)	(2.1)	(2.1)
Purchases and settlements, net	15.3	1.9

Balance at March 31, 2010	$(17.6)	$11.6

Six Months Ended March 31, 2009

Balance at October 1, 2008	$(9.1)	$(17.0)
Realized and unrealized gains (losses)
Recorded to income	(11.7)	6.3
Recorded to regulatory assets - gas costs	2.0	2.0
Purchases and settlements, net	8.3	1.6

Balance at March 31, 2009	$(10.5)	$(7.1)

(a) Represents weather derivative.
      The tables below sets forth the line items on the Statements of Income of the amounts recorded to income for the three and six months ended March 31, 2010, related to fair value measurements using significant level 3 inputs.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
WGL Holdings, Inc.
Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements

	Three Months Ended		Six Months Ended
	March 31,		March 31,

(In millions)	2010	2009	2010	2009

Operating revenues — non-utility	$15.7	$(6.0)	$18.2	$(1.5)
Utility cost of gas	10.4	1.6	10.2	6.3
Non-utility cost of energy-related sales	(22.0)	(9.9)	(39.5)	(16.5)
Operation and maintenance expense	2.4	-	1.0	-

Total	$6.5	$(14.3)	$(10.1)	$(11.7)

Washington Gas Light Company
Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements

	Three Months Ended		Six Months Ended
	March 31,		March 31,

(In millions)	2010	2009	2010	2009

Utility cost of gas	$10.4	$1.6	$10.2	$6.3
Operation and maintenance expense	2.4	-	1.0	-

Total	$12.8	$1.6	$11.2	$6.3

      Unrealized gains (losses) for the three and six months ended March 31, 2010 attributable to financial instruments measured using significant Level 3 inputs at March 31, 2010 were recorded as follows:
WGL Holdings, Inc.
Unrealized Gains (Losses) Recorded for Level 3 Measurements

	Three Months Ended		Six Months Ended
	March 31,		March 31,

(In millions)	2010	2009	2010	2009

Recorded to income
Operating revenues - non-utility	$18.4	$3.6	$23.8	$4.9
Utility cost of gas	10.4	2.3	10.5	7.4
Non-utility cost of energy-related sales	(42.9)	(6.3)	(51.8)	(10.1)
Operation and maintenance expense	2.4	-	1.0	-
Recorded to regulatory assets - gas costs	8.3	(2.0)	6.9	3.1

Total	$(3.4)	$(2.4)	$(9.6)	$5.3

Washington Gas Light Company
Unrealized Gains (Losses) Recorded for Level 3 Measurements

	Three Months Ended		Six Months Ended
	March 31,		March 31,

(In millions)	2010	2009	2010	2009

Recorded to income
Utility cost of gas	$10.4	$2.3	$10.5	$7.4
Operation and maintenance expense	2.4	-	1.0	-
Recorded to regulatory assets - gas costs	8.3	(2.0)	6.9	3.1

Total	$21.1	$0.3	$18.4	$10.5

      The following table presents the carrying amounts and estimated fair values of our financial instruments at March 31, 2010. The carrying amount of any other financial instruments in current assets and current liabilities approximates fair value because of the short-term maturity of these instruments, and therefore are not shown in the table below.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Fair Value of Financial Instruments

At March 31,	2010

(In millions)	Carrying Amount	Fair Value

Long-term debt (a)	$591.6	$654.4

(a) Excludes current maturities and unamortized discounts.
NOTE 11. OPERATING SEGMENT REPORTING

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
      Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations as presented below in the Operating Segment Financial Information. During the first quarter of 2010, Washington Gas Resources changed the name of Washington Gas Credit Corporation to Capitol Energy Ventures, (CEV) Corp. to align better its name with its mission. CEV is an unregulated wholesale energy company that engages in the business of acquiring and optimizing natural gas storage and transportation assets. CEV is in the initial stages of operations and has been aggregated in “Other Activities”.
      The same accounting policies applied in preparing our consolidated financial statements, as discussed in Note 1—Accounting Policies, also apply to the reported segments. While net income or loss applicable to common stock is the primary criterion for measuring a segment’s performance, we also evaluate our operating segments based on other relevant factors, such as penetration into their respective markets and return on equity. The following tables present operating segment information for the three and six months ended March 31, 2010 and 2009.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Operating Segment Financial Information

		Non-Utility Operations
	Regulated	Retail Energy-	Design-Build	Other
(In thousands)	Utility	Marketing	Energy Systems	Activities	Eliminations	Consolidated

Three Months Ended March 31, 2010

Operating Revenues (a)	$619,295	$440,604	$4,416	$(7)	$(7,670)	$1,056,638

Operating Expenses:
Cost of energy-related sales	326,592	447,944	3,839	-	(7,670)	770,705
Operation	55,166	9,907	689	1,251	-	67,013
Maintenance	11,259	-	-	-	-	11,259
Depreciation and amortization	24,020	206	9	-	-	24,235
General taxes and other assessments:
Revenue taxes	24,330	702	-	-	-	25,032
Other	17,002	924	44	5	-	17,975

Total Operating Expenses	458,369	459,683	4,581	1,256	(7,670)	916,219

Operating Income (Loss)	160,926	(19,079)	(165)	(1,263)	-	140,419
Other Income (Expenses)-Net	402	18	16	129	(70)	495
Interest Expense	10,136	70	-	66	(70)	10,202
Income Tax Expense (Benefit)	59,856	(7,694)	(58)	(428)	-	51,676
Dividends on Washington Gas preferred stock	330	-	-	-	-	330

Net Income (Loss) Applicable to Common Stock	$91,006	$(11,437)	$(91)	$(772)	$-	$78,706

Total Assets	$3,254,575	$403,973	$19,133	$135,703	$(193,512)	$3,619,872

Capital Expenditures/Investments	$28,259	$384	$77	$-	$-	$28,720

Three Months Ended March 31, 2009

Operating Revenues (a)	$651,127	$389,138	$9,338	$15	$(8,730)	$1,040,888

Operating Expenses:
Cost of energy-related sales	383,874	380,354	6,719	-	(8,730)	762,217
Operation	57,474	8,454	643	1,390	-	67,961
Maintenance	10,478	-	-	-	-	10,478
Depreciation and amortization	24,011	220	14	-	-	24,245
General taxes and other assessments:
Revenue taxes	24,877	169	-	-	-	25,046
Other	15,308	859	34	8	-	16,209

Total Operating Expenses	516,022	390,056	7,410	1,398	(8,730)	906,156

Operating Income (Loss)	135,105	(918)	1,928	(1,383)	-	134,732
Other Income (Expenses)-Net	612	28	28	314	(222)	760
Interest Expense	11,240	221	(1)	237	(222)	11,475
Income Tax Expense (Benefit)	48,772	(444)	756	(467)	-	48,617
Dividends on Washington Gas preferred stock	330	-	-	-	-	330

Net Income (Loss) Applicable to Common Stock	$75,375	$(667)	$1,201	$(839)	$-	$75,070

Total Assets	$3,036,325	$353,280	$26,184	$153,266	$(191,752)	$3,377,303

Capital Expenditures/Investments	$34,187	$188	$8	$(1)	$-	$34,382

(a)       Operating revenues are reported gross of revenue taxes. Revenue taxes of both the regulated utility and the retail energy-marketing segments include gross receipt taxes. Revenue taxes of the regulated utility segment also include PSC fees, franchise fees and energy taxes. Operating revenue amounts in the “Eliminations” column represent total intersegment revenues associated with sales from the regulated utility segment to the retail energy-marketing segment.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Operating Segment Financial Information

		Non-Utility Operations
	Regulated	Retail Energy-	Design-Build	Other
(In thousands)	Utility	Marketing	Energy Systems	Activities	Eliminations	Consolidated

Six Months Ended March 31, 2010

Operating Revenues (a)	$1,018,159	$774,128	$7,778	$(2)	$(16,002)	$1,784,061

Operating Expenses:
Cost of energy-related sales	532,201	758,443	6,545	-	(16,002)	1,281,187
Operation	107,128	18,688	1,648	1,854	-	129,318
Maintenance	22,470	-	-	-	-	22,470
Depreciation and amortization	47,994	379	25	-	-	48,398
General taxes and other assessments:
Revenue taxes	41,737	1,316	-	-	-	43,053
Other	29,462	1,814	84	14	-	31,374

Total Operating Expenses	780,992	780,640	8,302	1,868	(16,002)	1,555,800

Operating Income (Loss)	237,167	(6,512)	(524)	(1,870)	-	228,261
Other Income (Expenses)-Net	683	37	26	249	(131)	864
Interest Expense	19,837	129	-	124	(131)	19,959
Income Tax Expense (Benefit)	85,651	(2,674)	(195)	(623)	-	82,159
Dividends on Washington Gas preferred stock	660	-	-	-	-	660

Net Income (Loss) Applicable to Common Stock	$131,702	$(3,930)	$(303)	$(1,122)	$-	$126,347

Total Assets	$3,254,575	$403,973	$19,133	$135,703	$(193,512)	$3,619,872

Capital Expenditures/Investments	$54,947	$2,617	$104	$-	$-	$57,668

Six Months Ended March 31, 2009

Operating Revenues (a)	$1,181,767	$682,983	$19,116	$(1)	$(16,889)	$1,866,976

Operating Expenses:
Cost of energy-related sales	698,817	665,293	14,018	-	(16,889)	1,361,239
Operation	108,567	15,285	1,794	1,998	-	127,644
Maintenance	21,129	-	-	-	-	21,129
Depreciation and amortization	47,871	427	28	-	-	48,326
General taxes and other assessments:
Revenue taxes	42,155	298	-	-	-	42,453
Other	27,613	1,537	63	16	-	29,229

Total Operating Expenses	946,152	682,840	15,903	2,014	(16,889)	1,630,020

Operating Income (Loss)	235,615	143	3,213	(2,015)	-	236,956
Other Income (Expenses)-Net	380	38	103	764	(508)	777
Interest Expense	23,025	511	(1)	627	(508)	23,654
Income Tax Expense (Benefit)	83,218	(113)	1,284	(665)	-	83,724
Dividends on Washington Gas preferred stock	660	-	-	-	-	660

Net Income (Loss) Applicable to Common Stock	$129,092	$(217)	$2,033	$(1,213)	$-	$129,695

Total Assets	$3,036,325	$353,280	$26,184	$153,266	$(191,752)	$3,377,303

Capital Expenditures/Investments	$64,579	$1,355	$22	$-	$-	$65,956

(a)       Operating revenues are reported gross of revenue taxes. Revenue taxes of both the regulated utility and the retail energy-marketing segments include gross receipt taxes. Revenue taxes of the regulated utility segment also include PSC fees, franchise fees and energy taxes. Operating revenue amounts in the “Eliminations” column represent total intersegment revenues associated with sales from the regulated utility segment to the retail energy-marketing segment.

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
      At March 31, 2010 and September 30, 2009, the Washington Gas Balance Sheets reflected receivables from associated companies of $2.2 million and $10.4 million, respectively. At March 31, 2010 and September 30, 2009, the Washington Gas Balance Sheets reflected payables to associated companies of $42.5 million and $11.4 million, respectively, related to the activities described above.
      Additionally, Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGEServices. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services and the related sales and purchases of natural gas, Washington Gas charged WGEServices, an affiliated energy marketer, $7.7 million and $8.7 million for the three months ended March 31, 2010 and 2009, respectively. In the six months ended March 31, 2010 and 2009, the charges were $16.0 million and $16.9 million, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.
      As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGEServices has recognized an accounts receivable from Washington Gas in the amount of $6.2 million and $4.6 million at March 31, 2010 and September 30, 2009, respectively, related to an imbalance in gas volumes. Due to regulatory requirements, these receivables are not eliminated in the consolidated financial statements of WGL Holdings.
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
      On October 2, 2009, Washington Gas and the DC OPC filed a Joint Motion for Approval of Unanimous Agreement of Stipulation and Full Settlement with the PSC of DC (Stipulation). The parties to the Stipulation agreed that hexane (an HHC) commodity costs incurred by Washington Gas to condition liquefied natural gas received in Washington Gas’s natural gas system are recoverable expenses and that Washington Gas is authorized to achieve full cost recovery from sales and delivery service customers of hexane commodity costs incurred prior to September 30, 2009. Additionally, the Stipulation:
(i)	approves the recovery of hexane commodity costs incurred after September 30, 2009 from sales and delivery service customers, subject to review as a component of Washington Gas’s cost of gas;

(ii)
establishes a coupling replacement and encapsulation program (program), wherein Washington Gas will replace or encapsulate a portion of its mechanically coupled pipe in the District of Columbia. The program is expected to conclude in approximately seven years with total spending not to exceed $28.0 million;

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
      As of March 31, 2010 Washington Gas has incurred cumulative total hexane costs of $2.4 million related to the District of Columbia of which approximately $0.9 million has been recovered and $1.5 million has been deferred as a regulatory asset to be recovered over the next two years.
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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
On April 2, 2010, the PSC of DC issued an order designating issues to be addressed and establishing a procedural schedule for the case. Washington Gas filed supplemental testimony on April 13, 2010. Direct testimony of other parties is scheduled to be filed on May 17, 2010. Evidentiary hearings are scheduled for July 27 and 28, 2010.
      Maryland Jurisdiction
      Order on and Review of Purchased Gas Charges. Each year, the PSC of MD reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’s purchased gas costs are reasonable. On March 14, 2006, in connection with the PSC of MD’s annual review of Washington Gas’s gas costs that were billed to customers in Maryland from September 2003 through August 2004, a Hearing Examiner of the PSC of MD issued a proposed order approving purchased gas charges of Washington Gas for the twelve-month period ended August 2004, except for $4.6 million of such charges that the Hearing Examiner recommended be disallowed because, in the opinion of the Hearing Examiner, they were not reasonably incurred. As a result, during the fiscal year ended September 30, 2006, Washington Gas accrued a liability of $4.6 million related to the proposed disallowance of these purchased gas charges.
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
      A hearing was held March 27, 2009 on Washington Gas’s purchased gas charges for the twelve month period ended August 31, 2008. No party challenged Washington Gas’s gas costs incurred during the period, but the Staff of the PSC of MD (MD Staff) and the Maryland Office of People’s Counsel (MD OPC) requested that the case remain open subject to any changes that may result from the final PSC of MD order regarding Washington Gas’s asset management and gas purchase practices (refer to the section entitled “Investigation of Asset Management and Gas Purchase Practices” for a further discussion of this case). On April 23, 2010, the Hearing Examiner issued a Proposed Order which approved Washington Gas’s gas costs for the period, subject to any changes which may arise from the Commission’s final order in the asset management investigation in Case No. 9158, which is currently pending. The Order becomes a final order of the Commission on May 25, 2010, unless before that date an appeal is filed or the Commission modifies or reverses the proposed order.
      A hearing was held on March 25, 2010 on Washington Gas’s purchased gas charges for the twelve month period ended August 31, 2009. The parties filed initial briefs on April 30, 2010. Reply briefs are due May 21, 2010.
      Virginia Jurisdiction
      Application for Conservation and Ratemaking Efficiency Plan. On September 29, 2009, Washington Gas filed with the Virginia State Corporation Commission (SCC of VA) an application which included a portfolio of conservation and energy efficiency programs, an associated cost recovery provision and a decoupling mechanism which will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts. An evidentiary hearing in the proceeding was held on February 9, 2010. On March 26, 2010 the SCC of VA issued an Order approving a decoupling rate mechanism for residential customers and six residential energy efficiency programs and the cost recovery mechanism for those programs.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Washington Gas filed compliance tariffs with the Staff of the SCC of VA on April 19, 2010 to implement the Conservation and Ratemaking Efficiency Plan on May 1, 2010.
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
      On May 4, 2009, the Staff of the SCC of VA issued a report, commenting on the amount of the ESM liability that had been reported for the fiscal year ending September 30, 2008. Washington Gas filed its response to the Staff report on June 18, 2009. On July 17, 2009, Washington Gas and the Staff of the SCC of VA filed a joint motion to approve stipulation and close proceeding with the SCC of VA whereby the Staff of the SCC of VA and Washington Gas agreed upon the appropriate refund to ratepayers under the ESM. The overall difference between the Staff position and Washington Gas’s position was not material to the financial statements of Washington Gas. On July 24, 2009, the SCC of VA granted the joint motion and accepted the stipulation submitted by Washington Gas and the Staff of the SCC of VA in its final order approving the ESM liability for fiscal year 2008. In accordance with the provisions of its VA tariff, Washington Gas began crediting customers’ bills in April 2009 for the fiscal year 2008 ESM liability. The credits continued through March, 2010. At March 31, 2010, Washington Gas had fully refunded the ESM liability to its customers.
      On January 28, 2010, Washington Gas filed its annual information filing indicating that there was no ESM liability for fiscal year 2009. The Staff of the SCC of VA’s report to the SCC of VA on Washington Gas’s filing is expected in the summer of 2010. Based on the results reflected in the annual information filing, Washington Gas has recorded revenue of approximately $0.5 million of previously expensed hexane costs.
      On an interim basis, Washington Gas records the effects of the ESM based on year-to-date earnings in relation to estimated annual earnings as calculated for regulatory purposes. Based on expected results for 2010, no liability has been recognized for 2010 and Washington Gas has accrued revenue of approximately $1.0 million related to the recovery of hexane costs incurred in Virginia
      On November 16, 2007, the PSC of MD issued a final order in a rate case which established a phase-two proceeding to review Washington Gas’s request to implement a PBR plan and issues raised by the parties associated with Washington Gas’s BPO agreement. On September 4, 2008, a proposed order of Hearing Examiner was issued in this phase-two proceeding. Consistent with Washington Gas’s current accounting methodology, the proposed order approved 10-year amortization accounting for initial implementation costs related to Washington Gas’s BPO plan. At March 31, 2010 and September 30, 2009, we had recorded a regulatory asset of $7.0 million and $7.4 million, respectively, net of amortization, related to initial implementation costs allocable to Maryland associated with our BPO plan. Washington Gas’s application seeking approval of a PBR plan was denied. Additionally, the proposed order (i) directs Washington Gas to obtain an independent management audit related to issues raised in the phase-two proceeding and (ii) directs the initiation of a collaboration process in which Washington Gas is directed to engage in discussions with the Staff of the PSC of MD (MD Staff), the MD OPC and interested parties to develop appropriate customer service metrics and a periodic form for reporting results similar to the metrics filed by Washington Gas as part of the approved settlement in Virginia. This proposed order has been appealed by the MD Staff, the MD OPC and other parties. Washington Gas’s reply memorandum on appeal was filed on November 5, 2008. A final decision by the PSC of MD is pending.

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
      On February 5, 2010, the PSC of MD issued an order on appeal. The order affirmed the proposed order with two exceptions: (i) it directed the parties to confer and report on a prospective allocation method for reimbursements and (ii) it directed Washington Gas to amortize its $13.3 million reserve deficiency imbalance over a 33.5 year time frame. On March 26, 2010, Washington Gas made a compliance filing with the PSC of MD to revise its depreciation rates in accordance with the Commission’s February 5, 2010 Order. Under Washington Gas’s proposed revised depreciation rates, annual depreciation expense applicable to Maryland would be reduced by $11,366,000. As required by the Commission’s Order in Washington Gas’s most recent base rate case in Maryland, as part of its compliance filing, Washington Gas also filed revised base rates to reflect the decrease in annual depreciation expense in Maryland. The MD Staff has challenged Washington Gas’s proposed depreciation rates and supports alternative depreciation rates which would reduce depreciation expense by $11,426,000. The Commission is expected to consider the matter at its weekly Administrative Meeting on May 12, 2010. Washington Gas will request that revised depreciation rates and base rates be implemented effective June 1, 2010.
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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
As the lender funds the construction project, Washington Gas establishes a receivable representing its customers’ obligations to remit principal and interest and a long-term payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the receivable to the lender and removes both the receivable and the long-term financing from its financial statements. As of March 31, 2010, work on these construction projects that was not completed or accepted by customers was valued at $6.4 million, which is recorded on the balance sheet as a receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Once the project is accepted by the customer, the lender will have no recourse against Washington Gas related to this long-term debt.
      Financial Guarantees
      WGL Holdings has guaranteed payments for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At March 31, 2010, these guarantees totaled $571.5 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from suppliers when required by our credit policy. WGL Holdings has issued guarantees related to purchase commitments of its Capitol Energy Ventures subsidiary. At March 31, 2010, these guarantees totaled $11.0 million. WGL Holdings also issued guarantees totaling $3.0 million at March 31, 2010 that were made on behalf of certain of our non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $585.5 million, $42.0 million are due to expire on December 31, 2010. The remaining guarantees do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty; however, WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
NOTE 14. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

      The following tables show the components of net periodic benefit costs (income) recognized in our financial statements during the three and six months ended March 31, 2010 and 2009:
Components of Net Periodic Benefit Costs (Income)

	Three Months Ended March 31,
	2010		2009
	Pension	Health and	Pension	Health and
(In thousands)	Benefits	Life Benefits	Benefits	Life Benefits

Components of net periodic benefit costs (income)
Service cost	$2,418	$1,648	$2,117	$1,288
Interest cost	10,522	6,331	10,678	6,257
Expected return on plan assets	(11,419)	(4,605)	(12,889)	(4,492)
Amortization of prior service cost	261	(1,005)	430	(1,006)
Amortization of actuarial loss	1,069	2,195	104	1,231
Amortization of transition obligation	-	272	-	272

Net periodic benefit cost	2,851	4,836	440	3,550

Amount allocated to construction projects	(253)	(758)	36	(601)
Amount deferred as regulatory asset/liability - net	(1,309)	504	(991)	866
Other	7	-	(25)	(5)

Amount charged (credited) to expense	$1,296	$4,582	$(540)	$3,810

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (concluded)
Notes to Consolidated Financial Statements (Unaudited)
Components of Net Periodic Benefit Costs (Income)

	Six Months Ended March 31,
	2010		2009
	Pension	Health and	Pension	Health and
(In thousands)	Benefits	Life Benefits	Benefits	Life Benefits

Components of net periodic benefit costs (income)
Service cost	$4,900	$3,296	$4,234	$2,566
Interest cost	21,336	12,662	21,356	12,514
Expected return on plan assets	(23,174)	(9,210)	(25,777)	(8,984)
Amortization of prior service cost	531	(2,011)	859	(2,011)
Amortization of actuarial loss	2,157	4,390	208	2,462
Amortization of transition obligation	-	543	-	543

Net periodic benefit cost	5,750	9,670	880	7,090

Amount allocated to construction projects	(524)	(1,527)	66	(1,100)
Amount deferred as regulatory asset/liability - net	(2,613)	1,009	(1,981)	1,666
Other	15	-	(50)	-

Amount charged (credited) to expense	$2,628	$9,152	$(1,085)	$7,656

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
NOTE 15. SUBSEQUENT EVENTS

      We have evaluated all subsequent events through the date the financial statements were issued. Other than the disclosures below, there were no additional events that require adjustment of, or disclosure in, the consolidated financial statements for the period ended March 31, 2010.
      On April 6, 2010, Washington Gas retired $4.0 million of 7.5% MTNs. On April 12, 2010, Washington Gas elected to redeem $50.0 million of 1.05% floating-rate MTNs due August 26, 2010 at 100% of face value. On April 13, 2010, Washington Gas entered into a forward starting swap that expires May 12, 2010 which locks in a 0.34% refinancing cost for the called debt. On May 7, 2010, Washington Gas entered into a forward starting swap that expires November 30, 2010, and locks in a 4.16% cost for the treasury exposure on $75 million of 30-year debt.

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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
WGL HOLDINGS, INC.
       RESULTS OF OPERATIONS — Three Months Ended March 31, 2010 vs. March 31, 2009
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
       Neither utility net revenues nor gross margins should be considered as an alternative to, or a more meaningful indicator of, our operating performance than net income. Our measures of utility net revenues and gross margins may not be comparable to similarly titled measures of other companies. Refer to the sections entitled “Results of Operations — Regulated Utility Operating Results” and “Results of Operations — Non-Utility Operating Results” for the calculation of utility net revenues and gross margins, respectively, as well as a reconciliation to operating income and net income for both segments.
       Summary Results
       WGL Holdings reported net income applicable to common stock of $78.7 million, or $1.56 per share, for the three months ended March 31, 2010 over $75.1 million, or $1.49 per share, reported for the three months ended March 31, 2009.
       The comparison of results for the three month period ended March 31, 2010 compared to the same period of the prior fiscal year primarily reflects an increase in earnings from the regulated utility segment partially offset by decreased earnings from our retail energy-marketing and design-build energy systems segments.
       The following table summarizes our net income (loss) applicable to common stock by operating segment for the three months ended March 31, 2010 and 2009.

Net Income (Loss) Applicable to Common Stock by Operating Segment
	Three Months Ended
	March 31,		Increase/
(In millions)	2010	2009	(Decrease)

Regulated Utility	$91.0	$75.4	$15.6
Non-utility operations:
Retail Energy-Marketing	(11.4)	(0.7)	(10.7)
Design-Build Energy Systems	(0.1)	1.2	(1.3)
Other, principally non-utility activities	(0.8)	(0.8)	-

Total non-utility	(12.3)	(0.3)	(12.0)

Net Income applicable to common stock	$78.7	$75.1	$3.6

EARNINGS PER AVERAGE COMMON SHARE
Basic	$1.56	$1.50	$0.06
Diluted	$1.56	$1.49	$0.07

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
Regulated Utility Operating Results
       The following table summarizes the regulated utility segment’s operating results for the three months ended March 31, 2010 and 2009.

Regulated Utility Operating Results
	Three Months Ended
	March 31,		Increase/
(In millions)	2010	2009	(Decrease)

Utility net revenues:
Operating revenues	$619.3	$651.1	$(31.8)
Less: Cost of gas	326.6	383.9	(57.3)
Revenue taxes	24.3	24.9	(0.6)

Total utility net revenues	268.4	242.3	26.1
Operation and maintenance	66.5	67.9	(1.4)
Depreciation and amortization	24.0	24.0	-
General taxes and other assessments	17.0	15.3	1.7

Operating income	160.9	135.1	25.8
Interest expense	10.1	11.2	(1.1)
Other (income) expenses-net, including preferred stock dividends	(0.1)	(0.3)	0.2
Income tax expense	59.9	48.8	11.1

Net income applicable to common stock	$91.0	$75.4	$15.6

       The regulated utility segment’s net income applicable to common stock was $91.0 million for the three months ended March 31, 2010, an increase of $15.6 million over $75.4 million for the same three-month period of the prior fiscal year. The increase in net income primarily reflects: (i) a an increase in over 7,600 average active customer meters; (ii) $5.5 million of favorable effects of changes in natural gas consumption patterns; (iii) $4.2 million due to lower regulatory obligations under the Virginia Earnings Sharing Mechanism (ESM); (iv) a $17.9 million increase in unrealized margins associated with our asset optimization program; (v) $3.7 million lower costs for weather protection products related to the District of Columbia and (vi) a decrease in interest expense of $1.3 million primarily due to lower weighted average interest rates and balances associated with our borrowings. Partially offsetting this increase was: (i) a $3.3 million decrease in the recovery of storage carrying costs on lower average storage gas inventory balances; (ii) an increase of $2.4 million caused by higher employee benefit expenses primarily due to changes in plan asset values and (iii) a $1.7 million increase in property and other general taxes.
       Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between the three months ended March 31, 2010 and 2009.

Composition of Changes in Utility Net Revenues
Increase /
(In millions)	(Decrease)

Customer growth	$1.3
Estimated change in natural gas consumption patterns	5.5
Asset optimization:
Unrealized mark-to-market valuations	17.9
Storage carrying costs	(3.3)
Earnings Sharing Mechanism	4.2
Other	0.5

Total	$26.1

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
       Customer growth — Average active customer meters increased 7,631 for the three months ended March 31, 2010 compared to the same quarter of the prior fiscal year.
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
       Asset optimization — We recorded net unrealized gains associated with our energy-related derivatives of $16.1 million for the six months ended March 31, 2010 compared to net unrealized losses of $1.8 million for the same period of 2009. When these derivatives settle, any unrealized amounts will ultimately be reversed, and Washington Gas will realize margins when combined with the related transactions these derivatives economically hedge. Pre-tax realized margins related to our asset optimization program were $0.4 million lower for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009 (Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for a further discussion of our asset optimization program).
       Storage carrying costs — Each jurisdiction provides for the recovery of carrying costs based on the approved cost of capital, multiplied by the 12-month average balance of storage gas inventory. The decrease in the three months ended March 31, 2010 is due to lower average storage gas inventory balances primarily reflecting a lower weighted average cost of gas in inventory during the current period as compared to the same period of the prior year.
       Earnings Sharing Mechanism — The Virginia ESM shares with shareholders and customers in Virginia, earnings that exceed a target rate of return on equity with shareholders and customers. A regulatory obligation was recorded related to Virginia earnings during the quarter ended March 31, 2009. An obligation was not incurred under this mechanism during the quarter ended March 31, 2010. Refer to the section entitled “Rates and Regulatory Matters — Performance-Based Rate Plans” included in Management’s Discussion for Washington Gas for a further discussion of the ESM.
       Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility for the three months ended March 31, 2010 compared to the same period in 2009.

Composition of Changes in Operation and Maintenance Expenses
Increase/
(in millions)	(Decrease)

Weather derivatives - premium costs and fair value effects	$(3.7)
Employee benefits	2.4
Uncollectible accounts	(0.6)
Other operating expenses	0.5

Total	$(1.4)

       Weather derivatives — The decrease in expense associated with weather derivatives reflects a combination of lower transaction costs and the effects of weather. The warmer weather in fiscal year 2010 resulted in lower derivative losses during the quarter ended March 31, 2010.
       Employee benefits — The increase in benefit expenses primarily reflects higher pension and other post retirement benefits due to changes in plan asset values and discount rate assumptions used to measure the benefit obligation.
       Uncollectible accounts — This reduction in uncollectible accounts expense tracks the lower revenues due to reduced gas costs reflected in the quarter ended March 31, 2010 compared to the same quarter in fiscal year 2009.
Non-Utility Operating Results
       Our non-utility operations comprise two business segments: (i) retail energy-marketing and (ii) design-build energy systems. Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. “Other Activities” includes the results of Capitol Energy Ventures. Total net loss from our non-utility operations was $12.3 million for the three months ended March 31, 2010, compared to a net loss of $0.3 million for the same three-month period of the prior fiscal year. This comparison primarily reflects decreased earnings from our retail energy-marketing and design-build energy systems segments.
       Retail Energy-Marketing. The following table depicts the retail energy-marketing segment’s operating results along with selected statistical data.

Retail-Energy Marketing Financial and Statistical Data
	Three Months Ended
	March 31,		Increase /
	2010	2009	(Decrease)

Operating Results (In millions)
Gross margins:
Operating revenues	$440.6	$389.1	$51.5
Less: Cost of energy	447.9	380.4	67.5
Revenue taxes	0.7	0.1	0.6

Total gross margins	(8.0)	8.6	(16.6)
Operation expenses	9.9	8.5	1.4
Depreciation and amortization	0.2	0.2	-
General taxes and other assessments	0.9	0.8	0.1

Operating loss	(19.0)	(0.9)	(18.1)
Interest expense	0.1	0.2	(0.1)
Income tax benefit	(7.7)	(0.4)	(7.3)

Net loss	$(11.4)	$(0.7)	$(10.7)

Analysis of gross margins (In millions)
Natural gas
Realized margins	$5.6	$6.0	$(0.4)
Unrealized mark-to-market losses	(13.2)	(2.1)	(11.1)

Total gross margins — natural gas	(7.6)	3.9	(11.5)

Electricity Realized margins
Realized margins	10.9	11.4	(0.5)
Unrealized mark-to-market losses	(11.3)	(6.7)	(4.6)

Total gross margins — electricity	(0.4)	4.7	(5.1)

Total gross margins	$(8.0)	$8.6	$(16.6)

Other Retail-Energy Marketing Statistics
Natural gas
Therm sales (millions of therms)	266.0	272.7	(6.7)
Number of customers (end of period)	159,700	141,500	18,200
Electricity
Electricity sales (millions of kWhs)	2,134.8	1,037.6	1,097.2
Number of accounts (end of period)	130,100	70,600	59,500

       WGEServices reported a net loss of $11.4 million for the three months ended March 31, 2010, compared to a net loss of $0.7 million reported for the same three-month period of the prior fiscal year.
       The quarter-to-quarter comparison primarily reflects lower gross margins from both natural gas and electric activity. Period-to-period comparisons of quarterly gross margins for this segment can vary significantly and are not representative of expected annualized results.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
       Gross margins from natural gas sales decreased $11.5 million in the second quarter of fiscal year 2010 over the same period in the prior fiscal year primarily due to an $11.1 million increase in unrealized mark-to-market losses associated with energy-related derivatives.
       Gross margins from electric sales in the current quarter decreased $5.1 million from the same quarter of the prior period. This decrease primarily reflects a $4.6 million increase in unrealized mark-to-market losses associated with energy-related derivatives. Realized margins were lower by $0.5 million primarily due to an increase in electric sales volumes, partially offset by a compression of unit margins.
       Design-Build Energy Systems. The design-build energy systems segment reported a net loss of $0.1 million for the second quarter of fiscal year 2010, compared to net income of $1.2 million reported for the same period of fiscal year 2009. This decrease is primarily due to delays in the initiation of certain planned project work for government agency customers. Operating expenses were also higher due to increased labor expense associated with expansion plans.
       Interest Expense
       The following table depicts the components of the change in interest expense for the three months ended March 31, 2010 compared to the same period in 2009.

Composition of Interest Expense Changes
Increase /
(In millions)	(Decrease)

Long-term debt	$(0.5)
Short-term debt	(0.9)
Other (includes AFUDC) (a)	0.1

Total	$(1.3)

(a)	Represents Allowance for Funds Used During Construction.
       WGL Holdings’ interest expense of $10.2 million for the second quarter of fiscal year 2010 decreased $1.3 million from $11.5 million of the same quarter of fiscal year 2009. Lower interest expense for the period primarily reflects lower weighted average interest rates associated with our borrowings, partially offset by higher average balances of long-term debt outstanding.
       RESULTS OF OPERATIONS — Six Months Ended March 31, 2010 vs. March 31, 2009
       Summary Results
       WGL Holdings reported net income applicable to common stock of $126.3 million, or $2.50 per share, for the six months ended March 31, 2010 compared to $129.7 million, or $2.58 per share, reported for the six months ended March 31, 2009.
       The comparison of results for the six month period ended March 31, 2010 compared to the same period of the prior fiscal year primarily reflects a decrease in earnings from the retail energy-marketing and design-build energy systems segments partially offset by increased earnings from our regulated utility segment.
       The following table summarizes our net income (loss) applicable to common stock by operating segment for the six months ended March 31, 2010 and 2009.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Net Income (Loss) Applicable to Common Stock by Operating Segment
	Six Months Ended
	March 31,		Increase/
(In millions)	2010	2009	(Decrease)

Regulated Utility	$131.7	$129.1	$2.6
Non-utility operations:
Retail Energy-Marketing	(3.9)	(0.2)	(3.7)
Design-Build Energy Systems	(0.3)	2.0	(2.3)
Other, principally non-utility activities	(1.2)	(1.2)	-

Total non-utility	(5.4)	0.6	(6.0)

Net income applicable to common stock	$126.3	$129.7	$(3.4)

EARNINGS PER AVERAGE COMMON SHARE
Basic	$2.51	$2.59	$(0.08)
Diluted	$2.50	$2.58	$(0.08)

Regulated Utility Operating Results
       The following table summarizes the regulated utility segment’s operating results for the six months ended March 31, 2010 and 2009.

Regulated Utility Operating Results
	Six Months Ended
	March 31,		Increase/
(In millions)	2010	2009	(Decrease)

Utility net revenues:
Operating revenues	$1,018.2	$1,181.8	$(163.6)
Less: Cost of gas	532.2	698.8	(166.6)
Revenue taxes	41.7	42.2	(0.5)

Total utility net revenues	444.3	440.8	3.5
Operation and maintenance	129.6	129.7	(0.1)
Depreciation and amortization	48.0	47.9	0.1
General taxes and other assessments	29.5	27.6	1.9

Operating income	237.2	235.6	1.6
Interest expense	19.8	23.0	(3.2)
Other expenses-net, including preferred stock dividends	-	0.3	(0.3)
Income tax expense	85.7	83.2	2.5

Net income applicable to common stock	$131.7	$129.1	$2.6

       The regulated utility segment’s net income applicable to common stock was $131.7 million for the six months ended March 31, 2010 compared to $129.1 million for the same six month period of the prior fiscal year. The increase in net income primarily reflects: (i) an increase in over 8,900 average active customer meters; (ii) $6.6 million of favorable effects of changes in natural gas consumption patterns; (iii) $3.9 million related to the Virginia Earnings Sharing Mechanism (ESM); (iv) a $3.6 million increase in unrealized margins associated with our asset optimization program; (v) $3.2 million lower costs for weather protection products related to the District of Columbia and (vi) a decrease in interest expense of $3.2 million primarily due to lower weighted average interest rates associated with our borrowings. Partially offsetting this increase was: (i) an $8.0 million decrease in the recovery of storage carrying costs on lower average storage gas inventory balances; (ii) a $4.6 million reversal of a reserve in fiscal year 2009 for disallowed natural gas costs in Maryland due to a favorable February 5, 2009 order from the Public Service Commission of Maryland (PSC of MD); (iii) an increase of $4.0 million caused by higher employee benefit expenses primarily due to changes in plan asset values and (iv) a $1.9 million increase in property and other general taxes.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
       Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between the six months ended March 31, 2010 and 2009.

Composition of Changes in Utility Net Revenues
Increase /
(In millions)	(Decrease)
Customer growth	$2.7
Estimated Weather effects — Offset by weather insurance and derivative products	(0.8)
Estimated change in natural gas consumption patterns	6.6
Gas administrative charge (GAC)	(1.7)
Asset optimization:
Realized margins	0.8
Unrealized mark-to-market valuations	3.6
Storage carrying costs	(8.0)
Earnings Sharing Mechanism (ESM)	3.9
Reversal of reserve for natural gas costs	(4.6)
Other	1.0

Total	$3.5

       Customer growth — Average active customer meters increased 8,931 for the six months ended March 31, 2010 compared to the same period of the prior fiscal year.
       Estimated weather effects — Washington Gas currently has a weather protection strategy that is designed to neutralize the estimated financial effects of variations from normal weather on net income (refer to the section entitled “Weather Risk” for a further discussion of our weather protection strategy). On September 21, 2009, Washington Gas executed a heating degree day (HDD) derivative contract to manage its exposure to variations from normal weather in the District of Columbia during fiscal year 2010. Changes in the fair value of this derivative are reflected in operation and maintenance expense.
       Weather, when measured by HDDs, was 4.9% and 11.7% colder than normal during the six months ended March 31, 2010 and 2009, respectively. Including the effects of our weather protection strategy, there were no material effects on net income attributed to colder or warmer weather on the six month periods ended March 31, 2010 and 2009.
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
       GAC — Represents a regulatory mechanism in all jurisdictions that provides for recovery of uncollectible accounts expense related to changes in gas costs. Lower recoveries reflect the lower cost of natural gas for the first six months of fiscal year 2010 as compared to the same period in fiscal year 2009. The related uncollectible accounts expense is included in operation and maintenance expenses.
       Asset optimization — We recorded net unrealized gains associated with our energy-related derivatives of $12.1 million for the six months ended March 31, 2010 compared to net unrealized gains of $8.5 million for the same period of 2009. When these derivatives settle, any unrealized amounts will ultimately be reversed, and Washington Gas will realize margins when combined with the related transactions these derivatives economically hedge. Pre-tax realized margins related to our asset optimization program were $0.8 million higher for the six months ended March 31, 2010 compared to the six months ended March 31, 2009. (Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for a further discussion of our asset optimization program).

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Storage carrying costs — Each jurisdiction provides for the recovery of carrying costs based on the cost of capital in each jurisdiction, multiplied by the 12-month average balance of storage gas inventory. The decrease in the six months ended March 31, 2010 is due to lower average storage gas inventory investment balances primarily reflecting a lower weighted average cost of gas in inventory during the current period as compared to the same period of the prior year.
     Earnings Sharing Mechanism — The Virginia ESM shares with shareholders and customers in Virginia, earnings that exceed a target rate of return on equity. A regulatory obligation was recorded related to Virginia earnings during the first six months of fiscal year 2009. An obligation was not incurred under this mechanism during the six months ended March 31, 2010. Refer to the section entitled “ Rates and Regulatory Matters — Performance-Based Rate Plans ” included in Management’s Discussion for Washington Gas for a further discussion of the ESM.
     Reserve for disallowance of natural gas costs — In the first quarter of fiscal year 2009, Washington Gas reversed a $4.6 million reserve for disallowed natural gas costs in Maryland to income due to a favorable February 5, 2009 order from the PSC of MD. This order resolved a contingency related to a proposed order issued by a Hearing Examiner of the PSC of MD in fiscal year 2006. Refer to the section entitled “Rates and Regulatory Matters” in Management’s Discussion for Washington Gas for further discussion of this matter.
     Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility for the six months ended March 31, 2010 compared to the same period in 2009.

Composition of Changes in Operation and Maintenance Expenses
Increase/
(in millions)	(Decrease)

Weather derivatives
Loss	$(0.9)
Premium costs and fair values effects	(3.2)
Employee benefits	4.0
Uncollectible accounts	(1.2)
Other operating expenses	1.2

Total	$(0.1)

     Weather derivatives — Washington Gas recorded losses of $1.9 million and $2.8 million related to its weather derivatives as a direct result of the colder-than-normal weather for the six months ended March 31, 2010 and 2009, respectively. These losses are offset by the effect of weather on utility net revenues. The decrease in expenses associated with weather derivatives reflects a combination of lower transaction costs and the effects of weather. Warmer weather in the six months of fiscal year 2010 resulted in lower derivative losses.
     Employee benefits — The increase in benefit expenses primarily reflects higher pension and other post retirement benefits due to changes in plan asset values and discount rate assumptions used to measure the benefit obligation.
     Uncollectible accounts — This reduction in uncollectible accounts expense tracks the lower revenues due to reduced gas costs reflected in the six months of fiscal year 2010 compared to the same six month period of the prior fiscal year.
Non-Utility Operating Results
     Our non-utility operations comprise of two business segments: (i) retail energy-marketing and (ii) design-build energy systems. Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Total net loss from our non-utility operations was $5.4 million for the six months ended March 31, 2010 compared to $0.6 million for the same six-month period of the prior fiscal year. This comparison primarily reflects decreased earnings from our retail energy-marketing and design-build energy systems segments.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Retail Energy-Marketing. The following table depicts the retail energy-marketing segment’s operating results along with selected statistical data.

Retail-Energy Marketing Financial and Statistical Data
	Six Months Ended
	March 31,		Increase /
	2010	2009	(Decrease)

Operating Results (In millions)
Gross margins:
Operating revenues	$774.1	$683.0	$91.1
Less: Cost of energy	758.4	665.3	93.1
Revenue taxes	1.3	0.3	1.0

Total gross margins	14.4	17.4	(3.0)
Operation expenses	18.7	15.3	3.4
Depreciation and amortization	0.4	0.4	-
General taxes and other assessments—other	1.8	1.5	0.3

Operating income	(6.5)	0.2	(6.7)
Interest expense	0.1	0.5	(0.4)
Income tax benefit	(2.7)	(0.1)	(2.6)

Net loss	$(3.9)	$(0.2)	$(3.7)

Analysis of gross margins (In millions)
Natural gas
Realized margins	$18.7	$13.1	$5.6
Unrealized mark-to-market losses	(16.7)	(5.4)	(11.3)

Total gross margins — natural gas	2.0	7.7	(5.7)

Electricity
Realized margins	20.2	21.8	(1.6)
Unrealized mark-to-market losses	(7.8)	(12.1)	4.3

Total gross margins — electricity	12.4	9.7	2.7

Total gross margins	$14.4	$17.4	$(3.0)

Other Retail-Energy Marketing Statistics
Natural gas
Therm sales (millions of therms)	442.9	462.2	(19.3)
Number of customers (end of period)	159,700	141,500	18,200
Electricity
Electricity sales (millions of kWhs)	4,008.2	1,882.9	2,125.3
Number of accounts (end of period)	130,100	70,600	59,500

     WGEServices reported a net loss of $3.9 million for the six months ended March 31, 2010, compared to a net loss of $0.2 million reported for the same six month period of the prior fiscal year.
     The year-to-date comparison primarily reflects lower natural gas gross margins partially offset by increased gross margins related to electric sales. Period-to-period comparisons of year-to-date gross margins for this segment can vary significantly and are not representative of expected annualized results.
     Gross margins from natural gas sales decreased $5.7 million in the six months ended March 31, 2010 compared to the same period in the prior fiscal year. This decrease reflects an $11.3 million increase in unrealized mark-to-market losses associated with energy-related derivatives offset by higher realized margins primarily due to an increase in the margin per therm sold, reflecting inventory withdrawals that were lower relative to sales prices as compared to the same period of the prior fiscal year.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Gross margins from electric sales increased $2.7 million in the six months ended March 31, 2010 compared to the same period of the prior fiscal year. This increase reflects a $4.3 million decrease in unrealized mark-to-market losses associated with energy-related derivatives. Realized margins were lower by $1.6 million primarily due to an increase in electric sales volumes, partially offset by a compression of unit margins.
Design-Build Energy Systems. The design-build energy systems segment reported a net loss of $0.3 million for the six months of fiscal year 2010, compared to net income of $2.0 million reported for the six month period of fiscal year 2009. This decrease is primarily due to delays in the initiation of certain planned project work for government agency customers. Operating expenses were also higher due to increased labor expense associated with expansion plans.
     Interest Expense
     The following table depicts the components of the change in interest expense from the six months ended March 31, 2010 compared to the same period in 2009.

Composition of Interest Expense Changes
Increase /
(In millions)	(Decrease)

Long-term debt	$(0.6)
Short-term debt	(2.8)
Other (includes AFUDC) (a)	(0.3)

Total	$(3.7)

(a)	Represents Allowance for Funds Used During Construction.
     WGL Holdings’ interest expense of $20.0 million for the six months ended March 31, 2010 decreased $3.7 million from $23.7 million for the same six month period of the prior fiscal year. Lower interest expense for the period primarily reflects lower weighted average interest rates and lower borrowing levels.
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
     Our ability to obtain adequate and cost effective financing depends on our credit ratings as well as the liquidity of financial markets. Our credit ratings depend largely on the financial performance of our subsidiaries, and a downgrade in our current credit ratings could require us to post additional collateral with our wholesale counterparties and adversely affect our borrowing costs, as well as our access to sources of liquidity and capital. Also potentially affecting access to short-term debt capital is the nature of any restrictions that might be placed upon us, such as ratings triggers or a requirement to provide creditors with additional credit support in the event of a determination of insufficient creditworthiness. During the six months ended March 31, 2010, we met our liquidity needs at reasonable cost through the issuance of commercial paper by WGL Holdings and Washington Gas and the issuance of debt securities by Washington Gas to support its operations.
     The level of our capital expenditure requirements, our financial performance, our credit ratings, and investor demand for our securities, affect the availability of long-term capital at reasonable costs.
     We have a goal to maintain our common equity ratio in the mid-50% range of total consolidated capital. The level of this ratio varies during the fiscal year due to the seasonal nature of our business. This seasonality is also evident in the

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
variability of our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of our current assets are converted into cash at the end of the winter heating season. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for WGL Holdings and Washington Gas, and to allow access to capital at reasonable costs. As of March 31, 2010, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 62.3% common equity, 1.5% preferred stock and 36.2% long-term debt. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of Washington Gas and WGEServices and, to a lesser extent, other non-utility operations.
     Our plans provide for sufficient liquidity to satisfy our financial obligations. At March 31, 2010, we did not have any restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.
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
     Washington Gas and WGEServices have seasonal short-term cash requirements resulting from their need to purchase storage gas inventory in advance of the winter heating periods in which the storage gas is sold. At March 31, 2010 and September 30, 2009, Washington Gas had investment balances in gas storage of $80.2 million and $237.7 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. WGEServices collects revenues that are designed to reimburse its commodity costs used to supply its retail customer contracts. Variations in the timing of cash receipts from customers under these collection methods can significantly affect short-term cash requirements. In addition, both Washington Gas and WGEServices pay their respective commodity suppliers before collecting the accounts receivable balances resulting from these sales. WGEServices derives its funding to finance these activities from short-term debt issued by WGL Holdings. Additionally, WGEServices may be required to post collateral, either parent guarantees from WGL Holdings or cash, for certain purchases.
     Variations in the timing of collections of gas costs under Washington Gas’s gas cost recovery mechanisms can significantly affect short-term cash requirements. At March 31, 2010, Washington Gas had a $8.1 million balance of unrecovered gas costs due from customers related to the most recent twelve month gas cost recovery cycle ended August 31, 2009. Most of this balance will be collected from customers in fiscal year 2010. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1st of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At March 31, 2010, Washington Gas had a net regulatory liability balance related to the current gas recovery cycle of $13.6 million.
     WGL Holdings and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. The following is a summary of our committed credit agreements at March 31, 2010.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Committed Credit Available
Committed credit agreements	WGL Holdings	Washington Gas	Total Consolidated

Unsecured revolving credit facility, August 3, 2012 (a)	$400.0	$300.0	$700.0
Less: Commercial Paper	(108.4)	-	(108.4)

Net committed credit available	$291.6	$300.0	$591.6

(a)Both WGL Holdings and Washington Gas have the right to request extensions with the banks’ approval. WGL Holdings’ revolving credit facility permits it to borrow an additional $50 million, with the banks’ approval, for a total of $450 million. Washington Gas’s revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $400 million.
     WGL Holdings typically issues commercial paper to meet its financing requirements including cash collateral requirements posted to counterparties associated with WGEServices’ contracts.
     At March 31, 2010 and September 30, 2009, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper of $108.4 million and $183.8 million, respectively, at a weighted average interest rate of 0.28% and 0.27%, respectively. Substantially all of the outstanding notes payable balance at March 31, 2010 was commercial paper issued by WGL Holdings. Of the outstanding notes payable balance at September 30, 2009, $59.0 million was issued by WGL Holdings and $124.8 million was issued by Washington Gas. As of March 31, 2010 and September 30, 2009, there were no outstanding bank loans under WGL Holdings or Washington Gas’s revolving credit facilities.
     To manage credit risk, both Washington Gas and WGEServices may require deposits from certain customers and suppliers, which are reported as current liabilities in “Customer deposits and advance payments.” At March 31, 2010 and September 30, 2009, “Customer deposits and advance payments” totaled $44.1 million and $52.9 million, respectively. For both periods, most of these deposits related to customer deposits for Washington Gas.
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
     At March 31, 2010, Washington Gas had the capacity under a shelf registration to issue up to $450.0 million of additional MTNs. Washington Gas has authority from its regulators to issue other forms of debt, including private placements.
     We are exposed to interest-rate risk associated with our debt financing. Washington Gas utilizes derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility. On July 6, 2009, Washington Gas entered into three interest-rate derivative transactions to mitigate a substantial portion of the risk of rising interest rates associated with future debt issuances: (i) a Treasury lock that expired August 11, 2009 at a gain of $311,000, locking in a 3.59% Treasury yield on $50.0 million of ten-year debt that was issued on November 2, 2009; (ii) a forward starting swap that was terminated on April 5, 2010 at a loss of $30,000 and (iii) a forward starting swap that

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
expires June 21, 2010 and locks in a 4.19% cost for the combined Treasury and LIBOR exposure on $20.0 million of ten-year debt. On April 13, 2010, Washington Gas entered into a forward starting swap that expires May 12, 2010, in conjunction with a call of $50.0 million of floating rate debt due August 26, 2010, and locks in a 0.34% refinancing cost for the called debt. On May 7, 2010, Washington Gas entered into a forward starting swap that expires November 30, 2010, and locks in a 4.16% cost for the treasury exposure on $75 million of 30-year debt. For further discussion of our management of interest-rate risk, refer to Management’s Discussion within our 2009 Annual Report.
     Security Ratings
     The table below reflects the current credit ratings for the outstanding debt instruments of WGL Holdings and Washington Gas. Changes in credit ratings may affect WGL Holdings’ and Washington Gas’s cost of short-term and long-term debt and their access to the capital markets. A security rating is not a recommendation to buy, sell or hold securities. The rating may be subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating. On March 5, 2010, Moody’s Investors Service upgraded the commercial paper rating for WGL Holdings to Prime-2 from Not Prime.

Credit Ratings for Outstanding Debt Instruments
	WGL Holdings		Washington Gas
	Unsecured		Unsecured
	Medium-Term Notes	Commercial	Medium-Term	Commercial
Rating Service	(Indicative)(a)	Paper	Notes	Paper

Fitch Ratings	A+	F1	AA-	F1+
Moody’s Investors Service	Not Rated	P-2	A2	P-1
Standard & Poor’s Ratings Services (b)	AA-	A-1	AA-	A-1

(a)	Indicates the ratings that may be applicable if WGL Holdings were to issue unsecured MTNs.

(b)	The long-term debt rating issued by Standard & Poor’s Ratings Services for WGL Holdings and Washington Gas is stable.
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
     Under the terms of WGL Holdings’ and Washington Gas’s credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization can not exceed 0.65 to 1.0 (65.0%). In addition, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. The failure to inform the lenders’ agent of changes in these areas deemed material in nature might constitute default under the agreements. Additionally, WGL Holdings’ or Washington Gas’s failure to pay principal or interest when due on any of its other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At March 31, 2010, we were in compliance with all of the covenants under our revolving credit facilities.
     For certain of Washington Gas’s natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded to or below the lower of a BBB- rating by Standard & Poor’s Ratings Services or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’s credit rating declines, then the counterparty may require additional credit support. At March 31, 2010, Washington Gas would not be required to supply additional credit support by these arrangements if its long-term debt rating were to be downgraded one rating level.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     WGL Holdings has guaranteed payments for certain purchases of natural gas and electricity on behalf of its wholly owned subsidiary, WGEServices (refer to our 2009 Annual Report for a further discussion of these guarantees). If the credit rating of WGL Holdings declines, WGEServices may be required to provide additional credit support for these purchase contracts. At March 31, 2010, WGEServices would be required to provide $22.9 million in additional credit support for these arrangements if the long-term debt rating of WGL Holdings were to be downgraded one rating level.
     Cash Flows Provided by Operating Activities
     The primary drivers for our operating cash flows are cash payments received from natural gas and electricity customers, offset by our payments for natural gas and electricity costs, operation and maintenance expenses, taxes and interest costs.
     Net cash provided by operating activities totaled $226.0 million for the six months ended March 31, 2010. Net cash provided by operating activities reflects net income before preferred stock dividends, as adjusted for non-cash earnings and charges and changes in working capital including:
•
Accounts receivable and unbilled revenues—net increased $261.0 million from September 30, 2009, primarily due to increased sales volumes to customers during our winter heating season and increased sales volumes associated with Washington Gas’s asset optimization program.

•	Storage gas inventory cost levels decreased $157.5 million from September 30, 2009 due to seasonal physical withdrawals.
•
Gas costs and other regulatory assets / liabilities decreased $75.9 million from September 30, 2009 primarily due to the recovery of gas cost under collections related to the prior gas cost recovery cycle and increases in the liability for weather related billing adjustment mechanisms.

•
Accounts payable and other accrued liabilities increased $21.3 million, largely attributable to an increase in natural gas purchases for both deliveries to customers for the 2010-2011 winter heating season and Washington Gas’s asset optimization program.

•	Accrued taxes increased $52.8 million from September 30, 2009 primarily due to an increase in taxable income resulting from increased sales during the 2009-2010 winter heating season.
•	Deferred purchased gas costs—net decreased $29.7 million primarily due to recoveries in excess of gas costs incurred.
     Cash Flows Used in Financing Activities
     Cash flows used in financing activities totaled $52.7 million for the six months ended March 31, 2010 reflecting the retirement of $75.4 million of notes payable and our common and preferred stock dividend payments totaling $37.6 million partially offset by our long-term debt issuance of $51.3 million.
     Cash Flows Used in Investing Activities
     During the six months ended March 31, 2010, cash flows used in investing activities totaled $57.7 million, which primarily consists of capital expenditures made on behalf of Washington Gas.
     Capital Expenditures
     We have revised our five-year capital expenditures budget as reported in our 2009 Annual Report to reflect an increase in projected expenditure related to the replacement and betterment of existing capacity. The revised five-year projection reflects a $78.0 million increase in total capital expenditures from $896.3 million as reported in our 2009 Annual Report, to a revised total of $974.3 million. The following table depicts our revised capital expenditures budget for fiscal years 2010 through 2014.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Projected Capital Expenditures
	Fiscal Year Ending September 30,
(in millions)	2010	2011	2012	2013	2014	Total

New business	$48.2	$61.1	$62.8	$65.3	$64.2	$301.6

Replacements - Other	46.0	60.1	62.3	61.0	58.9	288.3

LNG storage facility	0.1	0.7	18.0	64.8	38.1	121.7

SOC redevelopment project	6.4	41.6	31.1	-	-	79.1

Other	47.2	47.3	33.5	31.0	24.6	183.6

Total-accrual basis(a)	$147.9	$210.8	$207.7	$222.1	$185.8	$974.3

(a)	Excludes Allowance for Funds Used During Construction. Includes capital expenditures accrued and capital expenditure adjustments recorded in the fiscal year.
     The 2010 to 2014 projected periods include $301.6 million for continued growth to serve new customers, and $288.3 million primarily related to the replacement and betterment of existing capacity. Additionally, the projected period contains capital expenditures to construct a necessary, new source of peak day capacity within the boundaries of the natural gas distribution system to support customer growth and pressure requirements on the entire natural gas distribution system. Specifically, these estimated expenditures are expected to be used for the construction of a one billion cubic foot LNG storage facility on the land historically used for storage facilities by Washington Gas in Chillum, Maryland (refer to the section entitled “Chillum LNG Facility”). Projected expenditures also reflect $79.1 million for the development of new facilities at the Springfield Operations Center (SOC) and $183.6 million of other expenditures, which include general plant.
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
     Reference is made to the “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” section of Management’s Discussion in our 2009 Annual Report for a detailed discussion of our contractual obligations. Note 4 of the Notes to Consolidated Financial Statements in our 2009 Annual Report includes a discussion of long-term debt, including debt maturities. Note 13 of the Notes to Consolidated Financial Statements in our 2009 Annual Report reflects information about the various contracts of Washington Gas and WGEServices. Additionally, refer to Note 13 of the Notes to Consolidated Financial Statements in this quarterly report.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Construction Project Financing
     To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’s customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender in exchange for the contract payments paid to Washington Gas during the construction period. As the lender funds the construction project, Washington Gas establishes a receivable representing its customers’ obligations to remit principal and interest and a long-term payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the receivable to the lender and removes both the receivable and the long-term financing from its financial statements. As of March 31, 2010, work on these construction projects that was not completed or accepted by customers was valued at $6.4 million, which is recorded on the balance sheet as a receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Once the project is accepted by the customer, the lender has no recourse against Washington Gas related to this long-term debt.
     Financial Guarantees
     WGL Holdings has guaranteed payments for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At March 31, 2010, these guarantees totaled $571.5 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from suppliers when required by our credit policy (refer to the section entitled “Credit Risk” for a further discussion of our credit policy). WGL Holdings has issued guarantees related to purchase commitments of its Capitol Energy Ventures subsidiary. At March 31, 2010, these guarantees totaled $11.0 million. WGL Holdings also issued guarantees totaling $3.0 million at March 31, 2010 that were made on behalf of certain of our non-utility subsidiaries associated with their banking transactions. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
     Chillum LNG Facility
     Washington Gas continues to reflect an assumption in its plans to construct a one billion cubic foot LNG storage facility on the land owned by Washington Gas in Chillum, Maryland, where natural gas storage facilities previously existed for meeting customers’ forecasted peak demand for natural gas. Subject to the resolution of certain legal and regulatory issues, the new storage facility is currently expected to be completed and in service by the 2015-2016 winter heating season at an estimated cost of $159.0 million.
     On October 30, 2006, the District Council of Prince George’s County, Maryland denied Washington Gas’s application for a special exception related to its proposed construction of the LNG peaking plant because of the District Council’s position that current zoning restrictions prohibit such construction. Washington Gas appealed this decision to the Prince George’s County Circuit Court (the Circuit Court) on November 22, 2006; however, the case was subsequently sent back to the administrative process by the Circuit Court. On April 16, 2008, Washington Gas filed a Complaint for Declaratory and Injunctive Relief with the United States District Court for the District of Maryland (the U.S. District Court) seeking a declaratory judgment that all local laws relating to safety and location of the facility are preempted by Federal and State law. On March 26, 2010, the U.S. District Court denied Washington Gas’s motion for summary judgment, however, there are further proceedings for consideration of the preemption issues raised by Washington Gas.
     In 2005, Washington Gas requested approval from the Maryland Public Service Commission (PSC of MD) regarding the safety of the proposed facility and compliance with applicable federal regulations. In 2007, the Engineering Division of the PSC of MD confirmed the analyses that had been presented by Washington Gas and found the proposed facility to be

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
safely sited. On March 19, 2009, the PSC of MD docketed a proceeding for the purpose of reviewing Washington Gas’s most recent gas procurement plan including the role the Chillum facility plays in meeting current and future customers’ annual and seasonal natural gas requirements. Refer to the section entitled “Rates and Regulatory Matters—Maryland Jurisdiction—Review of the Company’s 2009-2013 Gas Portfolio Plan” for further discussion of this issue. Washington Gas must begin construction of the storage facility in the spring of 2012 in order for the Chillum Facility to be completed and in service by the 2015-2016 winter heating season. Until the LNG plant is constructed, Washington Gas has planned for alternative sources of supply to meet its customers’ peak day requirements. These plans include capital expenditures related to infrastructure improvements which contribute to providing for adequate system performance based on projected needs.
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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
This request has been denied. The FERC held a technical conference on August 14, 2008 “to discuss the nature and progress of remedial measures taken to date, as well as the need and benefit of any other remedial measures that might be taken by WGL and Dominion Cove Point LNG, LP so that WGL’s system can safely accommodate the increased amounts of regasified LNG from Cove Point’s LNG terminal.” Washington Gas filed initial Post Technical Conference Comments on August 19, 2008 and reply Post Technical Conference Comments on August 22, 2008. On October 7, 2008, the FERC issued its reauthorization of the expansion of the Cove Point terminal, allowing construction to continue; however, the FERC limited the amount of vaporized LNG that may flow from the Cove Point terminal into the Columbia Gas Transmission pipeline and ultimately into the distribution system of Washington Gas. On November 6, 2008, Washington Gas filed a Request for Rehearing with the FERC, citing numerous factual and legal errors in the October 7, 2008 reauthorization. The reauthorization fails to adequately address future safety concerns as directed by the Court of Appeals. Although this reauthorization limited the amount of vaporized LNG that may flow from the Cove Point terminal into Washington Gas’s distribution system through the Columbia Gas Transmission pipeline, this limited amount far exceeds any amount of Cove Point gas that has been received by Columbia Gas Transmission to date. On January 15, 2009, the FERC issued an order denying Washington Gas’s request for rehearing and affirmed its reauthorization of the expansion of the Cove Point terminal. On February 13, 2009, Washington Gas filed a request with the FERC for an emergency stay of the effectiveness of the orders the FERC issued on October 7, 2008 and January 15, 2009. On March 19, 2009, the FERC denied Washington Gas’s request for a stay. On March 13, 2009, Washington Gas filed a Petition for Review in the Court of Appeals of the FERC’s order on remand issued on October 7, 2008, and its order on rehearing of the October 7, 2008 order, issued January 15, 2009, that established a cap on the volume of LNG that could be delivered to the Columbia Gas interconnection with the Cove Point pipeline. The October 2008 decision did not fully address the concerns raised earlier by the Court of Appeals — that the Cove Point expansion should not proceed until FERC addressed the safety concerns raised by Washington Gas. On July 20, 2009 the Court of Appeals issued an order setting a briefing schedule with final briefs due on January 27, 2010. Oral argument was held on March 11, 2010. The Court of Appeals issued a decision on April 27, 2010 finding that the FERC had “satisfactorily ensured that the Expansion will not result in an increased risk of unsafe natural gas leakage” and therefore upheld the FERC decision and denied the Company’s petition for review. Washington Gas is assessing what, if any, action it will take as a result of this order.
     Washington Gas is committed to maintaining the safety of its distribution system for its customers and will use all feasible options to create long-term solutions that can address the safety issues associated with the expanded flows of vaporized LNG from the Cove Point terminal that flow into the interstate pipeline system that also serves Washington Gas.
Additional LNG Supply from the Elba Island Expansion
     On September 20, 2007, the FERC approved the expansion of the existing Elba Island LNG receiving terminal near Savannah, Georgia owned by Southern LNG, Inc. (Southern LNG). Concurrent with this approval, the FERC granted Southern LNG certificate authority to construct and operate a new interstate natural gas pipeline to transport regasified LNG from the Elba Island facility to Georgia and South Carolina. On March 31, 2009, Transcontinental Gas Pipe Line Corporation (Transco) filed with FERC for authority to construct and operate interconnections in Georgia and South Carolina between the Elba Island pipeline and the Transco pipeline. This expansion and the requested interconnections, expected to be completed in 2010, may result in the receipt of gas from the Elba Island facility into portions of Washington Gas’s distribution system. The vaporized LNG from the Elba Island facility is expected to contain a lower concentration of HHCs than domestically produced natural gas. This low HHC gas will blend with the domestic natural gas typically flowing on Transco, thus reducing the overall HHC level in the gas being delivered to the Washington Gas service territory by Transco, and may result in increased leaks in Washington Gas’s distribution system. Washington Gas is currently evaluating the potential effect of the introduction of Elba Island gas into our distribution system, and is evaluating potential preventative and remedial measures to mitigate any possible increase in leaks in the effected portions of Washington Gas’s distribution system that may receive Elba Island gas. Washington Gas has filed with FERC to challenge Transco’s interconnection request and has conditioned our support of such interconnection on Transco maintaining minimum HHC levels in the blended gas that would be delivered into the Washington Gas system. On September 17, 2009, the FERC issued an order granting Transco’s request for authorization to construct the interconnections between the Elba Island facility and the Transco pipeline. The FERC stated that Washington Gas had not raised any new evidence to support claims of damage to the distribution system and that the Cove Point orders had addressed the same issues. The FERC also found it was unreasonable to impose restrictions on a long distance pipeline to accommodate the Washington Gas system.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
On October 19, 2009, Washington Gas filed a rehearing request of the FERC order with the FERC. On February 18, 2010, the FERC issued an order denying the rehearing request of Washington Gas.
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
     WGEServices is also subject to the credit policy requirements of their counterparties which under certain circumstances require similar credit enhancements from WGEServices under these contracts. WGEServices credit risks may extend beyond the price or payment risk outlined above to the extent that cash collateral has been provided to the counterparty. At March 31, 2010, WGEServices had provided $83.3 million in cash collateral to supplier counterparties.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of March 31, 2010 for both Washington Gas and WGEServices, separately.

Credit Exposure to Wholesale Counterparties (In millions)
		Offsetting		Number of	Net Exposure of
	Exposure	Credit		Counterparties	Counterparties
	Before Credit	Collateral	Net	Greater	Greater Than
Rating (a)	Collateral(b)	Held(c)	Exposure	Than 10%(d)	10%

Washington Gas
Investment Grade	$52.5	$5.0	$47.5	1	$16.9
Non-Investment Grade	-	-	-	-	-
No External Ratings	7.4	0.4	7.0	-	-

WGEServices
Investment Grade	$1.2	$-	$1.2	1	$1.2
Non-Investment Grade	-	-	-	-	-
No External Ratings	-	-	-	-	-

(a) Included in “Investment Grade” are counterparties with a minimum Standard & Poor’s or Moody’s Investor Service rating of BBB- or Baa3, respectively. If a counterparty has provided a guarantee by a higher-rated entity (e.g., its parent), the guarantor’s rating is used in this table.

(b) Includes the net of all open positions on energy-related derivatives subject to mark-to-market accounting requirements, the net receivable/payable for realized transactions and net open positions sheet. Amounts due from counterparties are offset by liabilities payable to those counterparties to the extent that legally enforceable netting arrangements are in place.

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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Washington Gas has specific regulatory approval in the District of Columbia and Virginia to use forward contracts and option contracts to hedge against potential price volatility for a limited portion of its natural gas purchases for firm customers. Specifically, Washington Gas has approval to: (i) buy gas in advance using forward contracts; (ii) purchase call options that lock in a maximum price when Washington Gas is ready to buy gas and (iii) use a combination of put and call options to limit price exposure within an acceptable range. Regulatory approval for Virginia is permanent. The regulatory approval in the District of Columbia is pursuant to a pilot program, and Washington Gas will be seeking to continue this program. Washington Gas currently has no regulatory approval for hedging in Maryland but has requested this approval. The request is currently being reviewed by the Maryland Commission. The PSC of MD issued an order on April 28, 2010 requesting further information before approving Washington Gas’s proposed plans for summer hedging. The Order required Washington Gas to file its proposed interim hedging program for the Summer Storage Injection Season 2010 and Winter 2010-2011 heating season by May 7, 2010. Comments are due on Washington Gas’s proposed hedging plans by May 14 and hearings are set for May 18, 2010.
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
     The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives during the six months ended March 31, 2010:

Regulated Utility Segment
Changes in Fair Value of Energy-Related Derivatives
(In millions)

Net assets (liabilities) at September 30, 2009	$5.6
Net fair value of contracts entered into during the period	4.8
Other changes in net fair value	22.2
Realized net settlement of derivatives	(7.2)

Net assets (liabilities) at March 31, 2010	$25.4

Regulated Utility Segment
Roll Forward of Energy-Related Derivatives
(In millions)

Net assets (liabilities) at September 30, 2009	$5.6
Recorded to income	19.1
Recorded to regulatory assets/liabilities	7.9
Realized net settlement of derivatives	(7.2)

Net assets (liabilities) at March 31, 2010	$25.4

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     The maturity dates of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives recorded at fair value at March 31, 2010, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Regulated Utility Segment
Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives
Years Ended September 30,
		Remainder
(In millions)	Total	2010	2011	2012	2013	2014	Thereafter

Level 1 — Quoted prices in active markets	$-	$-	$-	$-	$-	$-	$-
Level 2 — Significant other observable inputs	12.8	3.8	6.0	(0.1)	1.3	0.3	1.5
Level 3 — Significant unobservable inputs	12.6	(2.1)	(2.5)	3.7	3.3	3.1	7.1

Total net assets (liabilities) associated with our energy-related derivatives	$25.4	$1.7	$3.5	$3.6	$4.6	$3.4	$8.6

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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the retail energy-marketing segment’s energy-related derivatives for both natural gas and electricity during the six months ended March 31, 2010:

Retail Energy-Marketing Segment
Changes in Fair Value of Energy-Related Derivatives
(In millions)

Net assets (liabilities) at September 30, 2009	$(25.5)
Net fair value of contracts entered into during the period	(15.2)
Other changes in net fair value	(22.4)
Realized net settlement of derivatives	6.7

Net assets (liabilities) at March 31, 2010	$(56.4)

Retail Energy-Marketing Segment
Roll Forward of Energy-Related Derivatives
(In millions)

Net assets (liabilities) at September 30, 2009	$(25.5)
Recorded to income	(31.2)
Recorded to accounts payable	(6.4)
Recorded to retained earnings	-
Net option premium payments	-
Realized net settlement of derivatives	6.7

Net assets (liabilities) at March 31, 2009	$(56.4)

     The maturity dates of our net assets (liabilities) associated with the retail energy-marketing segment’s energy-related derivatives recorded at fair value at March 31, 2010, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Retail Energy Marketing Segment
Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives
Years Ended September 30,
		Remainder
(In millions)	Total	2010	2011	2012	2013	2014	Thereafter

Level 1 — Quoted prices in active markets	$-	$-	$-	$-	$-	$-	$-
Level 2 — Significant other observable inputs	(27.1)	(13.5)	(9.5)	(2.6)	(1.3)	(0.2)	-
Level 3 — Significant unobservable inputs	(29.3)	(8.6)	(13.9)	(7.9)	1.1	-	-

Total net assets (liabilities) associated with our energy-related derivatives	$(56.4)	$(22.1)	$(23.4)	$(10.5)	$(0.2)	$(0.2)	$-

     Refer to Note 8 and 9 of the Notes to Consolidated Financial Statements in this quarterly report for a further discussion of our derivative activities and fair value measurements.
     Value-at-Risk. WGEServices measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGEServices’ value-at-risk at March 31, 2010 was approximately $34,000 and $207,000, related to its natural gas and electric portfolios, respectively.

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
     Billing Adjustment Mechanisms. In Maryland, Washington Gas has a revenue normalization agreement (RNA) billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. In Virginia, Washington Gas has a Weather Normalization Adjustment (WNA) mechanism which is a billing adjustment mechanism that is designed to eliminate the effect of variations in weather from normal levels on utility net revenues. The SCC of VA, in its order on March 26, 2010, rejected the adoption of a commercial energy efficiency program and an associated decoupling rate mechanism for commercial customers. Washington Gas is preparing a filing to address concerns raised by the SCC of VA associated with the commercial energy efficiency program. Should the SCC of VA approve a revision to the commercial energy efficiency program, a decoupling rate mechanism for commercial customers would be approved for implementation. The SCC of VA approval of this filing is expected prior to the winter of 2010-2011.
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
Interest-Rate Risk
     We are exposed to interest-rate risk associated with our short-term and long-term financing. Washington Gas utilizes derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility. On July 6, 2009, Washington Gas entered into three interest-rate derivative transactions to mitigate a substantial portion of the risk of rising interest rates associated with future debt issuances, two of which have settled and one due to settle in June 2010. In addition, on April 13, 2010, Washington Gas executed a forward starting swap expiring in May related to the call of $50 million of floating rate debt (refer to the section entitled “ Long-Term Cash Requirements and Related Financing ” for further discussion of our interest-rate risk management activity).

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
     RESULTS OF OPERATIONS — Three Months Ended March 31, 2010 vs. March 31, 2009
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
     Washington Gas reported net income applicable to common stock of $90.8 million for the three months ended March 31, 2010, an increase of $15.6 million over net income applicable to common stock of $75.2 million reported for the same three months of the prior fiscal year. The increase in net income primarily reflects: (i) an increase in over 7,600 average active customer meters; (ii) favorable effects of changes in natural gas consumption patterns; (iii) lower regulatory obligation for the Virginia Earnings Sharing Mechanism; (iv) an increase in unrealized margins associated with our asset optimization program; (v) lower costs for weather protection products related to the District of Columbia and (vi) a decrease in interest expense primarily due to both lower borrowings and lower weighted average interest rates. Partially offsetting this increase was: (i) a decrease in the recovery of storage carrying costs on lower average storage gas inventory balances; (ii) an increase in employee benefit expenses due to changes in plan asset values and (iii) an increase in property and other general taxes.
     Key gas delivery, weather and meter statistics are shown in the table below for the three months ended March 31, 2010 and 2009.

Gas Deliveries, Weather and Meter Statistics
	Three Months Ended
	March 31,		Increase/
	2010	2009	(Decrease)

Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	436.7	444.3	(7.6)
Gas delivered for others	211.6	200.0	11.6

Total firm	648.3	644.3	4.0

Interruptible
Gas sold and delivered	1.4	1.0	0.4
Gas delivered for others	97.9	95.0	2.9

Total interruptible	99.3	96.0	3.3

Electric generation—delivered for others	12.4	22.8	(10.4)

Total deliveries	760.0	763.1	(3.1)

Degree Days
Actual	2,177	2,333	(156)
Normal	2,104	2,111	(7)
Percent colder (warmer) than normal	4.1%	10.5%	n/a
Average active customer meters	1,078,358	1,070,724	7,634
New customer meters added	1,989	2,173	(184)

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
     During the quarter ended March 31, 2010, total gas deliveries to firm customers were 648.3 million therms compared to 644.3 million therms delivered in the same quarter of the prior fiscal year. This comparison in natural gas deliveries to firm customers reflects colder weather in the current three-month period than in the same period of the prior fiscal year.
     Weather, when measured by HDDs, was 4.1% colder than normal in the second quarter of fiscal year 2010, compared to 10.5% colder than normal for the same quarter of fiscal year 2009. Including the effects of our weather protection strategy, there were no material effects on net income attributed to colder or warmer weather on either the quarter ended March 31, 2010 or March 31, 2009.
     Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers were 99.3 million therms during the second quarter of fiscal year 2010, compared to 96.0 million therms for the same quarter last year, reflecting increased demand due to weather.
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
     Gas Service for Electric Generation. Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the six months ended March 31, 2010, deliveries to these customers decreased by 10.4 million therms, when compared to the same quarter of the prior fiscal year. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     RESULTS OF OPERATIONS — Six Months Ended March 31, 2010 vs. March 31, 2009
     Washington Gas reported net income applicable to common stock of $131.3 million for the six months ended March 31, 2010, an increase of $2.5 million over net income applicable to common stock of $128.8 million reported for the same six months of the prior fiscal year. The increase in net income primarily reflects: (i) an increase in over 8,900 average active customer meters; (ii) favorable effects of changes in natural gas consumption patterns; (iii) lower regulatory obligation under the Virginia Earnings Sharing Mechanism; (iv) an increase in unrealized margins associated with our asset optimization program; (v) lower costs for weather protection products related to the District of Columbia and (vi) a decrease in interest expense primarily due to both lower borrowings and lower weighted average interest rates. Partially offsetting this increase was: (i) a decrease in the recovery of storage carrying costs on lower average storage gas inventory balances; (ii) a $4.6 million reversal of a reserve in fiscal year 2009 for disallowed natural gas costs in Maryland due to a favorable February 5, 2009 order from the Public Service Commission of Maryland (PSC of MD); (iii) an increase in employee benefit expenses due to changes in plan asset values and (iv) an increase in property and other general taxes.
     Key gas delivery, weather and meter statistics are shown in the table below for the six months ended March 31, 2010 and 2009.

Gas Deliveries, Weather and Meter Statistics
	Six Months Ended
	March 31,		Increase/
	2010	2009	(Decrease)

Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	706.7	739.7	(33.0)
Gas delivered for others	370.5	347.7	22.8

Total firm	1,077.2	1,087.4	(10.2)

Interruptible
Gas sold and delivered	2.9	2.2	0.7
Gas delivered for others	175.4	173.5	1.9

Total interruptible	178.3	175.7	2.6

Electric generation—delivered for others	23.5	46.3	(22.8)

Total deliveries	1,279.0	1,309.4	(30.4)

Degree Days
Actual	3,608	3,860	(252)
Normal	3,451	3,457	(6)
Percent colder (warmer) than normal	4.9%	11.7%	n/a
Average active customer meters	1,073,732	1,064,801	8,931
New customer meters added	5,073	6,029	(956)

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
     During the six months ended March 31, 2010, total gas deliveries to firm customers were 1,077.2 million therms compared to 1,087.4 million therms delivered in the same period of the prior year. This comparison in natural gas deliveries to firm customers reflects warmer weather in the current six-month period than in the same period of the prior fiscal year.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Weather, when measured by HDDs, was 4.9% colder than normal in the six months ended March 31, 2010, compared to 11.7% colder than normal for the same period of the prior year. Including the effects of our weather protection strategy, there were no material effects on net income attributed to colder or warmer weather on either the six months ended March 31, 2010 or March 31, 2009.
     Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers were 178.3 million therms during the six months ended March 31, 2010, compared to 175.7 million therms for the same six month period of the prior year, reflecting increased demand due to weather.
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
     Gas Service for Electric Generation. Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the six months ended March 31, 2010, deliveries to these customers decreased by 22.8 million therms, when compared to the same quarter of the prior fiscal year. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.
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
     On October 2, 2009, Washington Gas and the DC OPC filed a Joint Motion for Approval of Unanimous Agreement of Stipulation and Full Settlement with the PSC of DC (Stipulation). The parties to the Stipulation agreed that hexane (an HHC) commodity costs incurred by Washington Gas to condition liquefied natural gas received in Washington Gas’s natural gas system are recoverable expenses and that Washington Gas is authorized to achieve full cost recovery from sales and delivery service customers of hexane commodity costs incurred prior to September 30, 2009. Additionally, the Stipulation:
(i)	approves the recovery of hexane commodity costs incurred after September 30, 2009 from sales and delivery service customers, subject to review as a component of Washington Gas’s cost of gas;

(ii)	establishes a coupling replacement and encapsulation program (program), wherein Washington Gas will replace or encapsulate a portion of its mechanically coupled pipe in the District of Columbia. The program is expected to conclude in approximately seven years with total spending not to exceed $28.0 million;

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
     As of March 31, 2010 Washington Gas has incurred cumulative total hexane costs of $2.4 million related to the District of Columbia of which approximately $0.9 million has been recovered and $1.5 million has been deferred as a regulatory asset.
     Revenue Normalization Adjustment. On December 21, 2009, Washington Gas filed a revised tariff application seeking approval of an RNA, a sales adjustment mechanism that decouples Washington Gas’s non-gas revenues from actual delivered volumes of gas. On December 22, 2009, the DC OPC filed a motion requesting that the PSC of DC establish public hearing procedures to examine the merits of Washington Gas’s RNA application. Washington Gas filed an opposition to the DC OPC’s motion on January 4, 2010. The PSC of DC issued an order on January 19, 2010 granting the DC OPC’s motion for evidentiary hearing and initiated a rate proceeding to consider issues surrounding Washington Gas’s tariff application. On April 2, 2010, the PSC of DC issued an order designating issues to be addressed and establishing a procedural schedule for the case. Washington Gas filed supplemental testimony on April 13, 2010. Direct testimony of other parties is scheduled to be filed on May 17, 2010. Evidentiary hearings are scheduled for July 27 and 28, 2010.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Maryland Jurisdiction
     Order on and Review of Purchased Gas Charges. Each year, the PSC of MD reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’s purchased gas costs are reasonable. On March 14, 2006, in connection with the PSC of MD’s annual review of Washington Gas’s gas costs that were billed to customers in Maryland from September 2003 through August 2004, a Hearing Examiner of the PSC of MD issued a proposed order approving purchased gas charges of Washington Gas for the twelve-month period ended August 2004, except for $4.6 million of such charges that the Hearing Examiner recommended be disallowed because, in the opinion of the Hearing Examiner, they were not reasonably incurred. As a result, during the fiscal year ended September 30, 2006, Washington Gas accrued a liability of $4.6 million related to the proposed disallowance of these purchased gas charges.
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
     A hearing was held March 27, 2009 on Washington Gas’s purchased gas charges for the twelve month period ended August 31, 2008. No party challenged Washington Gas’s gas costs incurred during the period, but the Staff of the PSC of MD (MD Staff) and the PSC of MD Office of the People’s Counsel (MD OPC) requested that the case remain open subject to any changes that may result from the final PSC of MD order regarding Washington Gas’s asset management and gas purchase practices (refer to the section entitled “Investigation of Asset Management and Gas Purchase Practices” for a further discussion of this case). On April 23, 2010, the Hearing Examiner issued a Proposed Order which approved Washington Gas’s gas costs for the period, subject to any changes which may arise from the Commission’s final order in the asset management investigation in Case No. 9158. The Order becomes a final order of the Commission on May 25, 2010, unless before that date an appeal is filed or the Commission modifies or reverses the proposed order.
     A hearing was held on March 25, 2010 on Washington Gas’s purchased gas charges for the twelve month period ended August 31, 2009. The parties files initial briefs on April 30, 2010. Reply briefs are due May 21, 2010.
     Investigation of Asset Management and Gas Purchase Practices. On July 24, 2008, the Office of Staff Counsel of the PSC of MD submitted a petition to the PSC of MD to establish an investigation into Washington Gas’s asset management program and cost recovery of its gas purchases. On September 4, 2008, the PSC of MD docketed a new proceeding to consider the issues raised in the petition filed by the Staff. In accordance with the procedural schedule, Washington Gas filed direct testimony on November 21, 2008; direct testimony by intervening parties was filed on February 4, 2009, and Washington Gas’s rebuttal testimony was filed March 11, 2009. A public hearing was held on March 19, 2009. Initial briefs were filed by Washington Gas and other parties on June 25, 2009. Reply briefs were filed on August 3, 2009.
     On November 2, 2009, the Chief Hearing Examiner of the PSC of MD issued a Proposed Order of Hearing Examiner (POHE) which supports Washington Gas’s move to self-optimization of its gas assets, concluding that “the evidence on the record in this case is overwhelming that Washington Gas’s decision to transition to self-management has in fact been prudent and resulted in substantial rate benefits...”

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
The POHE also approves Washington Gas’s proposal for the sharing of margins from asset optimization between Washington Gas and customers based on a graduated, tiered approach. The POHE directs Washington Gas to pass credits to customers through the PGC provision.
     The POHE approves Washington Gas’s current methodology for pricing storage injections. However, the POHE states that the parties will have 60 days from the date of a final order in the case to suggest any alternative pricing methods. The POHE also directs Washington Gas to consult with the other parties to develop greater transparency and separate accounting or tracking of asset optimization activities and to provide a proposal or report within 60 days after a final order is issued.
     The POHE directs the Washington Gas to include language in its tariff that would prevent losses from asset optimization activity over a full year from being passed on to ratepayers, but recognizes that timing differences or accounting adjustments, which may appear as a loss in a particular month, may occur.
     On December 2, 2009, both the MD Staff and the Office of People’s Counsel filed Notices of Appeal of the POHE and on December 14, 2009, both filed a Memorandum on Appeal in support of their positions. On January 4, 2010, Washington Gas filed a Reply Memorandum in response to the Staff of the PSC of MD and the MD OPC’s Memoranda on Appeal. A Commission decision is pending.
     Investigation Into Operating Issues Related to Cove Point Natural Gas Supply. On February 2, 2009, the PSC of MD issued an order reopening the evidentiary proceedings in a previously established case for the purpose of investigating and considering revised solutions to the gas distribution system leak problems (refer to the section entitled “Operating Issues Related to Cove Point Natural Gas Supply”). A technical conference was held on May 22, 2009, interested parties are currently engaged in discovery and status reports by the parties were filed with the Hearing Examiner on July 23, 2009, September 18, 2009 and November 5, 2009. On December 4, 2009, the parties filed a letter with the Hearing Examiner stating that all parties are in agreement that no further evidentiary hearings are necessary at the present time. Washington Gas agreed to provide additional information to the Staff of the PSC of MD and the MD OPC in on-going quarterly reports filed with the Commission and to discuss the quarterly reports after they are filed.
     Review of the Company’s 2009 — 2013 Gas Portfolio Plan. On March 19, 2009, the PSC of MD docketed a proceeding to review the Washington Gas’s 2009 — 2013 Gas Portfolio Plan, specifically noting Washington Gas’s plans to build an on-system peaking facility on the grounds of the decommissioned Chillum gas storage holders in Chillum, Maryland. Refer to the section entitled “Chillum LNG Facility” for further discussion of this matter. A pre-hearing conference was held on April 15, 2009, at which time interventions were granted and a procedural schedule was established. Upon consideration of a motion to combine review of Washington Gas’s Gas Portfolio Plans, on January 6, 2010, the PSC of MD consolidated this proceeding with Washington Gas’s 2010 — 2014 Gas Portfolio Plan, which was filed on November 17, 2009. Washington Gas filed supplemental testimony on February 18, 2010. Testimony by the Staff of the PSC of MD, the MD OPC and other interveners was filed on April 14, 2010 and Rebuttal Testimony is due May 28, 2010. A hearing is scheduled for the week of June 14-18, 2010.
     Virginia Jurisdiction
     Application for Conservation and Ratemaking Efficiency Plan. On September 29, 2009, Washington Gas filed with the SCC of VA an application which included a portfolio of conservation and energy efficiency programs, an associated cost recovery provision and a decoupling mechanism which will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts. An evidentiary hearing in the proceeding was held on February 9, 2010. On March 26, 2010 the SCC of VA issued an Order approving a decoupling rate mechanism for residential customers and six residential energy efficiency programs and the cost recovery mechanism for those programs. Washington Gas filed compliance tariffs with the Staff of the SCC of VA on April 19, 2010 to implement the Conservation and Ratemaking Efficiency Plan on May 1, 2010.

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
     On May 4, 2009, the Staff of the SCC of VA issued a report, commenting on the amount of the ESM liability that had been reported for the fiscal year ending September 30, 2008. Washington Gas filed its response to the Staff report on June 18, 2009. On July 17, 2009, Washington Gas and the Staff of the SCC of VA filed a joint motion to approve stipulation and close proceeding with the SCC of VA whereby the Staff of the SCC of VA and Washington Gas agreed upon the appropriate refund to ratepayers under the ESM. The overall difference between the Staff position and Washington Gas’s position was not material to the financial statements of Washington Gas. On July 24, 2009, the SCC of VA granted the joint motion and accepted the stipulation submitted by Washington Gas and the Staff of the SCC of VA in its final order approving the ESM liability for fiscal year 2008. In accordance with the provisions of its VA tariff, Washington Gas began crediting customers’ bills in April 2009 for the fiscal year 2008 ESM liability. The credits continued through March, 2010. At March 31, 2010, Washington Gas had fully refunded the ESM liability to its customers.
     On January 28, 2010, Washington Gas filed its annual information filing indicating that there was no ESM liability for fiscal year 2009. Staff’s report to the SCC of VA on Washington Gas’s filing is expected in the summer of 2010. Based on the results reflected in the annual information filing, Washington Gas has recorded revenue of approximately $0.5 million of previously expensed hexane costs.
     On an interim basis, Washington Gas records the effects of the ESM based on year-to-date earnings in relation to estimated annual earnings as calculated for regulatory purposes. Based on expected results for 2010, no liability has been recognized for 2010 and Washington Gas has accrued revenue of approximately $1.0 million related to the recovery of hexane costs incurred in Virginia
     On November 16, 2007, the PSC of MD issued a final order in a rate case, which established a phase-two proceeding to review Washington Gas’s request to implement a PBR plan and issues raised by the parties associated with Washington Gas’s BPO agreement. On September 4, 2008, a proposed order of Hearing Examiner was issued in this phase-two proceeding. Consistent with Washington Gas’s current accounting methodology, the proposed order approved 10-year amortization accounting for initial implementation costs related to Washington Gas’s BPO plan. At March 31, 2010 and September 30, 2009, we had recorded a regulatory asset of $7.0 million and $7.4 million, respectively, net of amortization, related to initial implementation costs allocable to Maryland associated with our BPO plan. Washington Gas’s application seeking approval of a PBR plan was denied. Additionally, the proposed order (i) directs Washington Gas to obtain an independent management audit related to issues raised in the phase-two proceeding and (ii) directs the initiation of a collaboration process in which Washington Gas is directed to engage in discussions with the Staff of the PSC of MD (MD Staff), the MD OPC and interested parties to develop appropriate customer service metrics and a periodic form for reporting results similar to the metrics filed by Washington Gas as part of the approved settlement in Virginia. This proposed order has been appealed by the MD Staff, the MD OPC and other parties. Washington Gas’s reply memorandum on appeal was filed on November 5, 2008. A final decision by the PSC of MD is pending.
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
     On February 5, 2010, the PSC of MD issued an order on appeal. The order affirmed the proposed order with two exceptions: (i) it directed the parties to confer and report on a prospective allocation method for reimbursements and (ii) it directed Washington Gas to amortize its $13.3 million reserve deficiency imbalance over a 33.5 year time frame. On March 26, 2010, Washington Gas made a compliance filing with the PSC of MD to revise its depreciation rates in accordance with the Commission’s February 5, 2010 Order. Under Washington Gas’s proposed revised depreciation rates, annual depreciation expense applicable to Maryland would be reduced by $11,366,000. As required by the Commission’s Order in Washington Gas’s most recent base rate case in Maryland, as part of its compliance filing, Washington Gas also filed revised base rates to reflect the decrease in annual depreciation expense in Maryland. The MD Staff has challenged Washington Gas’s proposed depreciation rates and supports alternative depreciation rates which would reduce depreciation expense by $11,426,000. The Commission is expected to consider the matter at its weekly Administrative Meeting on May 12, 2010. Washington Gas will request that revised depreciation rates and base rates be implemented effective June 1, 2010.
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
ITEM 4. CONTROLS AND PROCEDURES
     Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that WGL Holdings’ disclosure controls and procedures are effective. There have been no changes in the internal control over financial reporting of WGL Holdings during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL Holdings.
ITEM 4T. CONTROLS AND PROCEDURES
     Washington Gas is a non-accelerated filer; therefore, management has included this Item 4T as part of this combined report being filed by the two separate registrants: WGL Holdings and Washington Gas.
     Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) of Washington Gas as of March 31, 2010. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures of Washington Gas are effective. There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

WGL Holdings, Inc.
Washington Gas Light Company
Part II—Other Information
ITEM 1. LEGAL PROCEEDINGS
     The nature of our business ordinarily results in periodic regulatory proceedings before various state and federal authorities and litigation incidental to the business. For information regarding pending federal and state regulatory matters, see Note 13 — Commitments and Contingencies, contained in Part 1 under the Notes to Consolidated Financial Statements.
ITEM 6.                EXHIBITS
Exhibits:

10.1	Directors’ Stock Compensation Plan, as amended and restated on March 4, 2010.

31.1	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

WGL HOLDINGS, INC.

and

WASHINGTON GAS LIGHT COMPANY
(Co-Registrants)

Date: May 7, 2010	/s/ Mark P. O’Flynn
Mark P. O’Flynn
Controller
(Principal Accounting Officer)