Form 10-Q
period 2010-06-30
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2010-08-06
CIK 104819, 1103601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
WGL Holdings, Inc. common stock, no par value, outstanding as of July 31, 2010: 50,848,848 shares.
All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of July 31, 2010.

WGL Holdings, Inc.
Washington Gas Light Company
For the Quarter Ended June 30, 2010

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

iii

WGL Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements

	June 30,	September 30,
(In thousands)	2010	2009

ASSETS
Property, Plant and Equipment
At original cost	$3,320,969	$3,242,413
Accumulated depreciation and amortization	(1,018,422)	(973,272)

Net property, plant and equipment	2,302,547	2,269,141

Current Assets
Cash and cash equivalents	48,283	7,845
Receivables
Accounts receivable	198,209	172,117
Gas costs and other regulatory assets	25,273	77,173
Unbilled revenues	117,626	80,594
Allowance for doubtful accounts	(19,194)	(20,969)

Net receivables	321,914	308,915

Materials and supplies—principally at average cost	23,546	23,626
Storage gas—at cost (first-in, first-out)	156,885	237,681
Deferred income taxes	16,910	-
Other prepayments	71,867	82,415
Other	26,113	23,032

Total current assets	665,518	683,514

Deferred Charges and Other Assets
Regulatory assets
Gas costs	-	13,996
Pension and other post-retirement benefits	345,926	308,544
Other	60,696	53,904
Other	53,622	20,791

Total deferred charges and other assets	460,244	397,235

Total Assets	$3,428,309	$3,349,890

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,192,667	$1,097,698
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	591,382	561,830

Total capitalization	1,812,222	1,687,701

Current Liabilities
Current maturities of long-term debt	30,097	82,592
Notes payable	7,062	183,851
Accounts payable and other accrued liabilities	202,197	213,529
Wages payable	18,747	15,294
Accrued interest	12,003	3,598
Dividends declared	19,477	18,758
Customer deposits and advance payments	43,156	52,908
Gas costs and other regulatory liabilities	17,426	14,842
Deferred income taxes	-	5,155
Accrued taxes	19,902	17,119
Other	37,915	26,970

Total current liabilities	407,982	634,616

Deferred Credits
Unamortized investment tax credits	10,798	10,761
Deferred income taxes	438,689	323,505
Accrued pensions and benefits	275,378	273,289
Asset retirement obligations	42,796	32,641
Regulatory liabilities
Accrued asset removal costs	331,060	319,173
Gas costs	15,950	-
Other	14,223	14,310
Other	79,211	53,894

Total deferred credits	1,208,105	1,027,573

Commitments and Contingencies (Note 14)

Total Capitalization and Liabilities	$3,428,309	$3,349,890

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2010	2009	2010	2009

OPERATING REVENUES
Utility	$168,379	$185,958	$1,170,536	$1,350,836
Non-utility	291,294	241,078	1,073,198	943,176

Total Operating Revenues	459,673	427,036	2,243,734	2,294,012

OPERATING EXPENSES
Utility cost of gas	60,001	75,185	576,200	757,112
Non-utility cost of energy-related sales	243,983	222,160	1,008,971	901,472
Operation and maintenance	79,062	71,448	230,850	220,221
Depreciation and amortization	23,634	23,168	72,032	71,494
General taxes and other assessments	25,752	22,852	100,179	94,534

Total Operating Expenses	432,432	414,813	1,988,232	2,044,833

OPERATING INCOME	27,241	12,223	255,502	249,179
Other Income—Net	280	818	1,144	1,595
Interest Expense
Interest on long-term debt	9,913	10,422	29,816	30,894
AFUDC and other, net	87	390	143	3,572

Total Interest Expense	10,000	10,812	29,959	34,466

INCOME BEFORE INCOME TAXES	17,521	2,229	226,687	216,308
INCOME TAX EXPENSE	7,510	92	89,669	83,816

NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	10,011	2,137	137,018	132,492
Dividends on Washington Gas preferred stock	330	330	990	990

NET INCOME APPLICABLE TO COMMON STOCK	$9,681	$1,807	$136,028	$131,502

AVERAGE COMMON SHARES OUTSTANDING
Basic	50,664	50,141	50,422	50,092
Diluted	50,918	50,435	50,638	50,349

EARNINGS PER AVERAGE COMMON SHARE
Basic	$0.19	$0.04	$2.70	$2.63
Diluted	$0.19	$0.04	$2.69	$2.61

DIVIDENDS DECLARED PER COMMON SHARE	$0.3775	$0.3675	$1.1225	$1.0900

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Nine Months Ended
	June 30,
(In thousands)	2010	2009

OPERATING ACTIVITIES
Net income before preferred stock dividends	$137,018	$132,492
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	72,032	71,494
Amortization of:
Other regulatory assets and liabilities—net	2,957	2,463
Debt related costs	570	561
Deferred income taxes—net	75,043	21,975
Accrued/deferred pension cost (income)	8,798	(3,149)
Compensation expense related to equity awards	1,812	1,543
Provision for doubtful accounts	13,739	16,713
Other non-cash charges (credits)—net	(144)	(541)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(78,638)	(54,767)
Gas costs and other regulatory assets/liabilities—net	54,484	35,337
Storage gas	80,796	249,841
Other prepayments	11,084	(27,175)
Accounts payable and other accrued liabilities	(9,603)	(35,129)
Wages payable	3,453	3,263
Customer deposits and advance payments	(9,752)	(3,112)
Accrued taxes	2,783	28,270
Accrued interest	8,405	9,692
Other current assets	(3,001)	(6,748)
Other current liabilities	10,945	(16,390)
Deferred gas costs—net	29,946	(15,542)
Deferred assets—other	(41,692)	(17,480)
Deferred liabilities—other	(2,418)	(1,822)
Other—net	91	2,549

Net Cash Provided by Operating Activities	368,708	394,338

FINANCING ACTIVITIES
Common stock issued	14,141	5,070
Long-term debt issued	51,502	61,458
Long-term debt retired	(74,379)	(26,012)
Debt issuance costs	(330)	-
Notes payable issued (retired)—net	(176,789)	(248,896)
Dividends on common stock and preferred stock	(57,048)	(54,949)
Other financing activities—net	(894)	(839)

Net Cash Used in Financing Activities	(243,797)	(264,168)

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(84,473)	(94,705)

Net Cash Used in Investing Activities	(84,473)	(94,705)

INCREASE IN CASH AND CASH EQUIVALENTS	40,438	35,465
Cash and Cash Equivalents at Beginning of Year	7,845	6,164

Cash and Cash Equivalents at End of Year	$48,283	$41,629

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$49,662	$40,763
Interest paid	$21,182	$24,173
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$-	7,375
Capital expenditures included in accounts payable and other accrued liabilities	$3,218	$5,199
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	June 30,	September 30,
(In thousands)	2010	2009

ASSETS
Property, Plant and Equipment
At original cost	$3,283,119	$3,206,576
Accumulated depreciation and amortization	(996,058)	(950,706)

Net property, plant and equipment	2,287,061	2,255,870

Current Assets
Cash and cash equivalents	46,642	5,160
Receivables
Accounts receivable	95,313	70,382
Gas costs and other regulatory assets	25,273	77,173
Unbilled revenues	30,275	20,905
Allowance for doubtful accounts	(15,916)	(18,617)

Net receivables	134,945	149,843

Materials and supplies—principally at average cost	23,494	23,573
Storage gas—at cost (first-in, first-out)	117,722	168,800
Deferred income taxes	9,363	-
Other prepayments	54,589	39,690
Receivables from associated companies	1,277	10,441
Other	9,577	11,531

Total current assets	397,609	409,038

Deferred Charges and Other Assets
Regulatory assets
Gas costs	-	13,996
Pension and other post-retirement benefits	344,115	306,918
Other	60,696	53,904
Other	35,655	11,846

Total deferred charges and other assets	440,466	386,664

Total Assets	$3,125,136	$3,051,572

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,034,524	$966,439
Preferred stock	28,173	28,173
Long-term debt	591,382	561,830

Total capitalization	1,654,079	1,556,442

Current Liabilities
Current maturities of long-term debt	30,097	82,592
Notes payable	20	124,811
Accounts payable and other accrued liabilities	100,459	125,295
Wages payable	17,845	14,622
Accrued interest	12,003	3,598
Dividends declared	18,336	18,008
Customer deposits and advance payments	43,156	52,908
Gas costs and other regulatory liabilities	17,426	14,842
Deferred income taxes	-	9,285
Accrued taxes	17,401	15,434
Payables to associated companies	18,961	11,390
Other	11,698	12,929

Total current liabilities	287,402	485,714

Deferred Credits
Unamortized investment tax credits	9,793	10,462
Deferred income taxes	441,112	326,921
Accrued pensions and benefits	273,952	271,859
Asset retirement obligations	41,597	31,627
Regulatory liabilities
Accrued asset removal costs	331,060	319,173
Gas costs	15,950	-
Other	14,226	14,307
Other	55,965	35,067

Total deferred credits	1,183,655	1,009,416

Commitments and Contingencies (Note 14)

Total Capitalization and Liabilities	$3,125,136	$3,051,572

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009

OPERATING REVENUES
Utility	$172,544	$190,101	$1,190,703	$1,371,868
Non-utility	-	11	2	33

Total Operating Revenues	172,544	190,112	1,190,705	1,371,901

OPERATING EXPENSES
Utility cost of gas	64,166	79,327	596,367	778,144
Operation and maintenance	67,874	61,471	198,869	192,342
Depreciation and amortization	23,130	22,738	70,610	70,130
General taxes and other assessments	24,126	21,737	95,190	91,362

Total Operating Expenses	179,296	185,273	961,036	1,131,978

OPERATING INCOME (LOSS)	(6,752)	4,839	229,669	239,923
Other Income—Net	188	774	948	1,157
Interest Expense
Interest on long-term debt	9,913	10,422	29,816	30,887
AFUDC and other, net	71	311	5	2,864

Total Interest Expense	9,984	10,733	29,821	33,751

INCOME (LOSS) BEFORE INCOME TAXES	(16,548)	(5,120)	200,796	207,329
INCOME TAX EXPENSE (BENEFIT)	(6,191)	(2,895)	79,197	80,115

NET INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDENDS	$(10,357)	$(2,225)	$121,599	$127,214
Dividends on preferred stock	330	330	990	990

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(10,687)	$(2,555)	$120,609	$126,224

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Nine Months Ended
	June 30,
(In thousands)	2010	2009

OPERATING ACTIVITIES
Net income before preferred stock dividends	$121,599	$127,214
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	70,610	70,130
Amortization of:
Other regulatory assets and liabilities—net	2,957	2,463
Debt related costs	570	597
Deferred income taxes—net	77,983	29,543
Accrued/deferred pension cost (income)	8,133	(3,294)
Compensation expense related to equity awards	1,737	1,468
Provision for doubtful accounts	10,701	13,772
Other non-cash charges (credits)—net	(850)	(840)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(38,539)	(22,973)
Gas costs and other regulatory assets/liabilities—net	54,484	35,337
Storage gas	51,078	199,695
Other prepayments	(14,438)	22,366
Accounts payable and other accrued liabilities, including payables to associated companies	(15,583)	(53,391)
Wages payable	3,223	3,050
Customer deposits and advance payments	(9,752)	(3,361)
Accrued taxes	1,967	19,874
Accrued interest	8,405	9,692
Other current assets	2,033	(8,463)
Other current liabilities	(1,231)	(24,459)
Deferred gas costs—net	29,946	(15,542)
Deferred assets—other	(32,053)	(12,132)
Deferred liabilities—other	(7,295)	(18,540)
Other—net	292	2,499

Net Cash Provided by Operating Activities	325,977	374,705

FINANCING ACTIVITIES
Long-term debt issued	51,502	61,458
Long-term debt retired	(74,379)	(25,018)
Debt issuance costs	(330)	-
Notes payable issued (retired)—net	(124,791)	(230,995)
Dividends on common stock and preferred stock	(54,794)	(53,450)
Other financing activities—net	(788)	(831)

Net Cash Used in Financing Activities	(203,580)	(248,836)

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(80,915)	(91,334)

Net Cash Used in Investing Activities	(80,915)	(91,334)

INCREASE IN CASH AND CASH EQUIVALENTS	41,482	34,535
Cash and Cash Equivalents at Beginning of Year	5,160	3,680

Cash and Cash Equivalents at End of Year	46,642	38,215

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$38,713	$33,861
Interest paid	$21,044	$23,465
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$-	7,375
Capital expenditures included in accounts payable and other accrued liabilities	$3,206	$4,822
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
     Accounting Standards Adopted in the Current Year
     Fair Value. In August 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-05, Fair Value Measurements and Disclosures—Measuring Liabilities at Fair Value (ASU 2009-05). This ASU provides amendments to Accounting Standards Codification (ASC) Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using; (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset, or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of Topic 820. ASU 2009-05 was effective for us on October 1, 2009. The adoption of this guidance did not have a material effect on our consolidated financial statements.
     Noncontrolling Interests. Effective October 1, 2009, we adopted revised guidance under ASC Topic 810 relating to, noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of this standard resulted in reclassifying Washington Gas’s preferred stock dividends on the Statement of Income to present consolidated net income attributable to both the shareholders of WGL Holdings Inc. and to the noncontrolling interest of Washington Gas’s preferred shareholders as net income. In addition, the Statements of Cash Flows were changed to include income from all equity holders as a source of cash in Operating Activities and to reflect the distribution of preferred stock dividends as a use of cash in Financing Activities. The adoption of this standard had no other effect on our consolidated financial statements.
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
     Fair Value. In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for us on January 1, 2010. Refer to Note 11 – Fair Value Measurements for the required disclosure under this standard. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for us on October 1, 2011. We are currently evaluating the possible effect of this standard on our consolidated financial statements.
     Receivables. In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20). ASU 2010-20 requires companies to provide more information in their disclosures about the credit quality of their financing receivables such as aging information and credit quality indicators, and the credit reserves held against them. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. ASU 2010-20 is effective for us on January 1, 2011. We are currently evaluating the possible effect of this standard on our consolidated financial statements.

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

WGL Holdings, Inc.
(In thousands)	Jun 30, 2010	Sep 30, 2009

Accounts payable - trade	$176,708	$174,098
Employee benefits and payroll accruals	16,657	28,813
Other accrued liabilities	8,832	10,618

Total	$202,197	$213,529

Washington Gas Light Company
(In thousands)	Jun 30, 2010	Sep 30, 2009

Accounts payable - trade	$78,269	$90,630
Employee benefits and payroll accruals	15,370	26,530
Other accrued liabilities	6,820	8,135

Total	$100,459	$125,295

NOTE 3. SHORT-TERM DEBT

     WGL Holdings and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. We maintain revolving credit agreements to support our outstanding commercial paper and to permit short-term borrowing flexibility. Our policy is to maintain bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. The following is a summary of our committed credit available at June 30, 2010 and September 30, 2009.

Committed Credit Available
As of June 30, 2010
Committed credit agreements (In millions)	WGL Holdings	Washington Gas	Total Consolidated

Unsecured revolving credit facility, expires August 3, 2012 (a)	$ 400.0	$ 300.0	$ 700.0
Less: Commercial Paper	(7.0)	-	(7.0)

Net committed credit available	$ 393.0	$ 300.0	$ 693.0

As of September 30, 2009

Committed credit agreements (In millions)	WGL Holdings	Washington Gas	Total Consolidated

Unsecured revolving credit facility, expires August 3, 2012 (a)	$ 400.0	$ 300.0	$ 700.0
Less: Commercial Paper	(59.0)	(124.8)	(183.8)

Net committed credit available	$ 341.0	$ 175.2	$ 516.2

(a) Both WGL Holdings and Washington Gas have the right to request extensions with the banks’ approval. WGL Holdings’ revolving credit facility permits it to borrow an additional $50 million, with the banks’ approval, for a total of $450 million. Washington Gas’s revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $400 million.
     At June 30, 2010 and September 30, 2009, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper of $7.0 million and $183.8 million, respectively, at a weighted average interest rate of 0.35% and 0.27%, respectively. Substantially all of the outstanding notes payable balance at June 30, 2010 was commercial paper issued by WGL

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Holdings. Of the outstanding notes payable balance at September 30, 2009, $59.0 million was issued by WGL Holdings and $124.8 million was issued by Washington Gas.
     As of June 30, 2010 and September 30, 2009, respectively, there were no outstanding bank loans from WGL Holdings’ or Washington Gas’s revolving credit facilities.
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
     In the quarter ended June 30, 2010, Washington Gas retired $74.0 million of MTNs of which $50 million of these retirements relate to the redemption of 1.05% floating rate MTNs due August 26, 2010. These MTNs were repaid by the sale of commercial paper, cash provided by operating activities, or a combination of those sources of funds.
     At June 30, 2010, Washington Gas had the capacity, under a shelf registration to issue up to $450.0 million of additional MTNs. At June 30, 2010 and September 30, 2009, outstanding notes were $615.0 million and $639.0 million, respectively. At June 30, 2010 and September 30, 2009, the weighted average interest rate on all outstanding notes was 6.04% and 5.82%, respectively.
NOTE 5. COMMON SHAREHOLDERS’ EQUITY

     The tables below reflect the changes in “Common shareholders’ equity” for WGL Holdings and Washington Gas for the nine months ended June 30, 2010.

WGL Holdings, Inc.
Components of Common Shareholders’ Equity

				Accumulated Other
	Common Stock	Paid-In	Retained	Comprehensive Loss,
(In thousands)	Amount	Capital	Earnings	Net of Taxes	Total

Balance at September 30, 2009	$514,501	$13,516	$576,122	$(6,441)	$1,097,698
Net income applicable to common stock	-	-	136,028	-	136,028
Post-retirement benefits adjustment, net of taxes	-	-	-	608	608

Comprehensive income	-	-	-	-	136,636
Stock-based compensation	19,743	(4,633)	-	-	15,110
Dividends declared:
Common Stock	-	-	(56,777)	-	(56,777)

Balance at June 30, 2010	$534,244	$8,883	$655,373	$(5,833)	$1,192,667

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Light Company
Components of Common Shareholder’s Equity

				Accumulated Other
	Common Stock	Paid-In	Retained	Comprehensive Loss,
(In thousands)	Amount	Capital	Earnings	Net of Taxes	Total

Balance at September 30, 2009	$46,479	$469,026	$457,375	$(6,441)	$966,439
Net income before preferred stock dividends	—	—	121,599	—	121,599
Post-retirement benefits adjustment, net of taxes	—	—	—	608	608

Comprehensive income	—	—	—	—	122,207
Stock-based compensation	—	1,000	—	—	1,000
Dividends declared:
Common Stock	—	—	(54,132)	—	(54,132)
Preferred Stock	—	—	(990)	—	(990)

Balance at June 30, 2010	$46,479	$470,026	$523,852	$(5,833)	$1,034,524

     WGL Holdings had 50,720,232 and 50,143,484 shares issued of common stock at June 30, 2010 and September 30, 2009, respectively. Washington Gas had 46,479,536 shares issued of common stock at both June 30, 2010 and September 30, 2009.
NOTE 6. COMPREHENSIVE INCOME

     The tables below reflect the components of “Comprehensive income” for the three and nine months ended June 30, 2010 and 2009 for WGL Holdings and Washington Gas. Items that are excluded from “Net income” and charged directly to “Common shareholders’ equity” are recorded in “Other comprehensive income (loss), net of taxes.” The amount of “Accumulated other comprehensive loss, net of taxes” is included in “Common shareholders’ equity” (refer to Note 5—Common Shareholders’ Equity).

WGL Holdings, Inc.
Components of Comprehensive Income

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009

Net income applicable to common stock	$9,681	$1,807	$136,028	$131,502
Other comprehensive income, net of taxes (a)	777	37	608	134

Comprehensive income	$10,458	$1,844	$136,636	$131,636

(a)	Amounts relate to postretirement benefits.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Light Company
Components of Comprehensive Income

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009

Net income (loss) before preferred stock dividends	$(10,357)	$(2,225)	$121,599	$127,214
Other comprehensive income, net of taxes (a)	777	37	608	134

Comprehensive income (loss)	$(9,580)	$(2,188)	$122,207	$127,348

(a)	Amounts relate to postretirement benefits.
NOTE 7. EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for WGL Holdings for the three and nine months ended June 30, 2010 and 2009.

Basic and Diluted EPS

	Net Income
	Applicable to		Per Share
(In thousands, except per share data)	Common Stock	Shares	Amount

Three Months Ended June 30, 2010
Basic EPS	$9,681	50,664	$0.19

Stock-based compensation plans	-	254

Diluted EPS	$9,681	50,918	$0.19

Three Months Ended June 30, 2009
Basic EPS	$1,807	50,141	$0.04

Stock-based compensation plans	-	294

Diluted EPS	$1,807	50,435	$0.04

Nine Months Ended June 30, 2010
Basic EPS	$136,028	50,422	$2.70

Stock-based compensation plans	-	216

Diluted EPS	$136,028	50,638	$2.69

Nine Months Ended June 30, 2009
Basic EPS	$131,502	50,092	$2.63

Stock-based compensation plans	-	257

Diluted EPS	$131,502	50,349	$2.61

     For the three and nine months ended June 30, 2010, we did not exclude any outstanding shares pursuant to stock-based compensation plans in the calculation of diluted EPS. For the three and nine months ended June 30, 2009, we had weighted average outstanding stock options totaling approximately 658,000 and 532,000 shares, respectively, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 8. INCOME TAXES

     During the quarter ended June 30, 2010, we filed our tax return for the year ended September 30, 2009 which included a change in Washington Gas Light’s tax accounting method for repair deductions. This change in the tax accounting method reduces our current Federal and State taxes payable by approximately $85 million. We filed federal carry back claims and amended returns for prior years primarily related to this issue, applied a portion of the proceeds to the current year tax liability, and requested refunds of approximately $59 million which were received in July of 2010.
     Although we believe our tax treatment is appropriate, our uncertain tax positions increased by approximately $23 million related to current year tax positions as of June 30, 2010 primarily related to the change in tax accounting for repairs. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate.
     We file consolidated federal and District of Columbia returns and various state income tax returns. We are no longer subject to income tax examinations by the Internal Revenue Service for years before September 30, 2007. Substantially all state income tax years in major jurisdictions are closed for years before September 30, 2006.
NOTE 9. EFFECTS OF NEW HEALTHCARE LEGISLATION

     On March 23 and March 30, 2010 the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, respectively (collectively the “PPACA”) became law resulting in comprehensive healthcare reform legislation that affect the accounting for employer provided benefits.
     Washington Gas provides certain healthcare benefits for active and retired employees (the Plan). Washington Gas is self-insured for the majority of healthcare costs. Because the Plan provides prescription drug benefits equal to or greater than Medicare Part D coverage, Washington qualified for a non-taxable subsidy from the Federal government, which has had the effect of lowering other post retirement employee benefit expense (OPEB) and Washington Gas’s effective tax rate.
     Since the year ended September 30, 2004, Washington Gas has reflected the favorable tax benefit (“the Med D tax benefit”) of the non-taxable subsidy in its effective tax rate. Healthcare reform legislation eliminated future Med D tax benefits. During the current fiscal year, the Med D tax benefit has been recognized through the date of the enactment of the PPACA. The subsequent elimination of the Med D tax benefit is expected to increase the effective tax rate for the year ending September 30, 2010 by approximately 0.7%. Washington Gas expects the annual effective tax rate will increase by approximately 1% in subsequent years. In March 2010, regulatory assets increased by $41.2 million to reflect the probable recovery of the higher future tax expense from utility customers. An immaterial amount of tax expense was recorded in March 2010 related to the effect of the PPACA on our non-utility business.
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
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 10. DERIVATIVE AND WEATHER-RELATED INSTRUMENTS

     DERIVATIVE INSTRUMENTS
     To the extent that the information below is being disclosed under certain requirements of ASC Topic 815, no prior information is presented for the nine month period ended June 30, 2009. Under this guidance, only information after January 1, 2009 is required to be disclosed. Therefore, only comparative activity for the three months ended June 30, 2010 is being disclosed for the income statement.
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
     All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas”. Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended June 30, 2010 and 2009 were gains of $1.1 million and $2.2 million, respectively, including unrealized gains of $1.3 million and $2.0 million, respectively. Total net margins for the nine months ended June 30, 2010 and 2009 were gains of $22.9 million and $19.6 million, respectively, including unrealized gains of $13.5 million and $10.4 million, respectively.
     Managing Price Risk. To serve utility customers, as authorized by its regulators, Washington Gas enters into forward, option, and financial swap contracts and other contracts. These instruments are accounted for as derivative instruments as a part of managing price risk associated with acquiring natural gas supply for utility customers. Any gains and losses associated with these derivatives are recorded as regulatory liabilities or assets, respectively, to reflect the rate treatment for these economic hedging activities.
     Managing Interest-Rate Risk. Washington Gas utilizes derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of debt securities. Any gains and losses associated with these types of derivatives are recorded as regulatory liabilities or assets, respectively, and amortized in accordance with regulatory requirements, which is typically over the life of the newly issued debt.

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
     At June 30, 2010, the absolute notional amounts of our derivatives are as follows:

Absolute Notional Amounts
of Open Positions on Derivative instruments
(In millions)	Notional Amounts
June 30, 2010
Derivative transactions	WGL Holdings	Washington Gas

Natural Gas(in therms)
Asset Optimization	1,294.0	1,294.0
Retail sales	6.0	-
Other risk-management activities	404.0	200.0
Electricity (in kWhs)
Retail sales	1,685.0	-
Other risk-management activities	16,141.0	-
Interest Rate Swap (notional amount in dollars)	$75.0	$75.0

September 30, 2009
Derivative transactions	WGL Holdings	Washington Gas

Natural Gas(in therms)
Asset Optimization	1,445.9	1,445.9
Retail sales	4.0	-
Other risk-management activities	477.7	301.7
Electricity (in kWhs)
Retail sales	2,057.0	-
Other risk-management activities	6,006.0	-
Interest Rate Swap (notional amount in dollars)	$24.0	$24.0

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     The following tables present the balance sheet classification for all derivative instruments as of June 30, 2010.

WGL Holdings, Inc.
Balance Sheet Classification of Derivative Instruments
As of June 30, 2010
(In millions)
	Derivative	Derivative	Netting of
	Assets	Liabilities	Collateral	Total

Other current assets	$36.6	$(18.2)	$-	$18.4
Deferred charges and other assets - other	81.7	(45.7)	-	36.0
Other current liabilities(a)	5.0	(39.1)	0.2	(33.9)
Deferred credits - other	2.3	(27.4)	2.9	(22.2)

Total	$125.6	$(130.4)	$3.1	$(1.7)

As of September 30, 2009

Other current assets	$23.6	$(7.8)	$-	$15.8
Deferred charges and other assets - other	13.2	(5.4)	-	7.8
Other current liabilities(b)	5.4	(26.0)	1.4	(19.2)
Deferred credits - other	24.4	(48.0)	3.7	(19.9)

Total	$66.6	$(87.2)	$5.1	$(15.5)

(a) includes interest rate swaps of ($5.1) million
(b) includes interest rate swaps of ($0.7) million

Washington Gas Light Company
Balance Sheet Classification of Derivative Instruments
As of June 30, 2010
(In millions)
	Derivative	Derivative	Netting of
	Assets	Liabilities	Collateral	Total

Other current assets	$19.2	$(9.6)	$-	$9.6
Deferred charges and other assets - other	69.5	(45.7)	-	23.8
Other current liabilities(a)	3.3	(12.7)	-	(9.4)
Deferred credits - other	-	(0.3)	-	(0.3)

Total	$92.0	$(68.3)	$-	$23.7

As of September 30, 2009

Other current assets	$19.1	$(7.6)	$-	$11.5
Deferred charges and other assets - other	8.0	(5.4)	-	2.6
Other current liabilities(b)	2.9	(8.5)	-	(5.6)
Deferred credits - other	23.9	(27.5)	-	(3.6)

Total	$53.9	$(49.0)	$-	$4.9

(a) includes interest rate swaps of ($5.1) million
(b) includes interest rate swaps of ($0.7) million

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
      The following tables present all gains and losses associated with derivative instruments for the three months ended June 30, 2010 and 2009.

Gains and (Losses) on Derivative Instruments
	WGL Holdings, Inc.		Washington Gas Light Company
	June 30,		June 30,
(In millions)	2010	2009	2010	2009

Recorded to income
Operating revenues - non-utility	$(14.1)	$(5.2)	$-	$-
Utility cost of gas	0.5	1.4	0.5	1.4
Non-utility cost of energy-related sales	29.6	(9.7)	-	-
Recorded to regulatory assets/liabilities
Gas costs	0.8	(5.0)	0.8	(5.0)
Other	(6.2)	-	(6.2)	-

Total	$10.6	$(18.5)	$(4.9)	$(3.6)

      The following table presents all gains and losses associated with derivative instruments for the nine months ended June 30, 2010.

Gains and (Losses) on Derivative Instruments

(In millions)	WGL Holdings, Inc.	Washington Gas Light Company

Recorded to income
Operating revenues - non-utility	$4.1	$-
Utility cost of gas	19.6	19.6
Non-utility cost of energy-related sales	(19.8)	-
Recorded to regulatory assets/liabilities
Gas costs	8.7	8.7
Other	(6.0)	(6.0)

Total	$6.6	$22.3

      Certain of Washington Gas’s derivative instruments contain contract provisions that would require collateral to be posted if the credit rating of Washington Gas’s debt falls below certain levels. Similarly, certain of WGEServices derivative instruments contain contract provisions that require collateral to be posted if the credit rating of WGL Holdings falls below certain levels or if counterparties exposure to WGEServices exceeds a certain level. Due to counterparty exposure levels, at June 30, 2010 and September 30, 2009, WGEServices’ had posted $3.1 million and $5.1 million of collateral related to its derivative liabilities that contained credit-related contingent features. Washington Gas was not required to post any collateral at June 30, 2010. The following tables show the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required to be posted related to the net fair value of our derivative instruments if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on June 30, 2010 and September 30, 2009, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Potential Collateral Requirements for Derivative Liabilities
with Credit-risk-Contingent Features

(In millions)	WGL Holdings	Washington Gas

June 30, 2010

Derivative liabilities with credit-risk-contingent features	$91.2	$47.8
Maximum potential collateral requirements	46.1	5.4

September 30, 2009

Derivative liabilities with credit-risk-contingent features	$67.5	$38.9
Maximum potential collateral requirements	29.0	3.1

      Neither Washington Gas nor WGEServices enters into derivative contracts for speculative purposes.
      Concentration of Credit Risk
      Both Washington Gas and WGEServices are exposed to credit risk associated with agreements with wholesale counterparties that are accounted for as derivative instruments. We have credit policies in place that are designed to mitigate credit risk associated with wholesale counterparties through a requirement for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. For certain counterparties or their guarantors that meet this policy’s credit worthiness criteria, both Washington Gas and WGEServices grant unsecured credit which is continuously monitored. Additionally, our agreements with wholesale counterparties contain netting provisions which allow the receivable and payable exposure to/from each counterparty to be offset. At June 30, 2010, three counterparties represented over 10% of Washington Gas’s credit exposure to wholesale derivative counterparties, for a total credit risk of $28.8 million. WGEServices had two counterparties representing over 10% of its credit exposure to wholesale counterparties for a credit risk of $0.1 million at June 30, 2010.
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
      During the three months ended June 30, 2010 and 2009, Washington Gas recorded a total pre-tax gain of $0.2 million and a pre-tax loss of $0.2 million, respectively, including premium costs and any fair value adjustments related to its weather derivatives. During the nine months ended June 30, 2010 and 2009, Washington Gas recorded a total pre-tax gain of $1.3 million and a pre-tax loss of $3.3 million, respectively, including premium costs and any fair value adjustments related to its weather derivatives. Benefits and expenses associated with Washington Gas’s weather-related instruments are recorded to “Operation and maintenance” expense.
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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
These contracts may provide for payment to or from WGEServices of a fixed-dollar amount for every degree day over or under specific levels during the calculation period, depending upon the type of contract executed. For the three months ended June 30, 2010, WGEServices recorded pretax expenses of $1.2 million. For the nine months ended June 30, 2010, WGEServices recorded pre-tax expenses of $2.3 million. For the three months ended June 30, 2009, WGEServices recorded a pretax gain of $0.2 million. For the nine months ended June 30, 2009, WGEServices recorded pre-tax expenses of $1.0 million, related to these derivatives.
NOTE 11. FAIR VALUE MEASUREMENTS

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
      Level 1. Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. Level 1 assets and liabilities primarily include exchange traded derivatives and securities. At June 30, 2010, we do not have any financial assets or liabilities in this category.
      Level 2. Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs that are corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions including: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At June 30, 2010, Level 2 financial assets and liabilities included non-exchange traded energy-related derivatives such as financial swaps and options and physical forward contracts for deliveries at active market locations. Additionally, at June 30, 2010, Level 2 financial instruments included interest rate swaps and a weather derivative valued using observable data.
      Level 3. Level 3 of the fair value hierarchy consists of assets or liabilities that are valued using significant unobservable inputs at the reporting date. These unobservable assumptions reflect our assumptions about estimates that market participants would use in pricing the asset or liability, including historical volatility and pricing data when delivery is to inactive market locations. These inputs may be used with industry standard valuation methodologies that result in our best estimate of fair value

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
for the assets or liabilities at the reporting date. At June 30, 2010, OTC derivative assets and liabilities in this category included: (i) physical contracts valued with significant basis adjustments to observable market data when delivery is to inactive market locations; (ii) long-dated positions where observable pricing is not available over the life of the contract; (iii) contracts valued using historical volatility assumptions and (iv) valuations using indicative broker quotes for inactive market locations.
      The following table sets forth financial instruments recorded at fair value as of June 30, 2010. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.
WGL Holdings, Inc.
Fair Value Measurements Under the Fair Value Hierarchy

At June 30, 2010
(In millions)	Level 1	Level 2	Level 3	Total

Assets
Natural gas related derivatives	$-	$35.8	$58.0	$93.8
Electricity related derivatives	-	0.9	30.9	31.8

Total Assets	$-	$36.7	$88.9	$125.6

Liabilities
Natural gas related derivatives	$-	$(31.5)	$(43.7)	$(75.2)
Electricity related derivatives	-	(6.3)	(43.8)	(50.1)
Interest rate swaps	-	(5.1)	-	(5.1)
Weather derivative	-	(0.8)	-	(0.8)

Total Liabilities	$-	$(43.7)	$(87.5)	$(131.2)

At September 30, 2009

Assets
Natural gas related derivatives	$-	$31.0	$25.9	$56.9
Electricity related derivatives	-	0.4	9.3	9.7

Total Assets	$-	$31.4	$35.2	$66.6

Liabilities
Natural gas related derivatives	$-	$(19.8)	$(57.5)	$(77.3)
Electricity related derivatives	-	(3.9)	(5.3)	(9.2)
Interest rate swaps	-	(0.7)	-	(0.7)
Weather derivative	-	(2.1)	-	(2.1)

Total Liabilities	$-	$(26.5)	$(62.8)	$(89.3)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Washington Gas Light Company
Fair Value Measurements Under the Fair Value Hierarchy

At June 30, 2010

(In millions)	Level 1	Level 2	Level 3	Total

Assets
Natural gas related derivatives	$-	$35.3	$56.7	$92.0

Total Assets	$-	$35.3	$56.7	$92.0

Liabilities
Natural gas related derivatives	$-	$(23.1)	$(40.1)	$(63.2)
Interest rate swaps	-	(5.1)	-	(5.1)
Weather derivative	-	(0.8)		(0.8)

Total Liabilities	$-	$(29.0)	$(40.1)	$(69.1)

At September 30, 2009

Assets
Natural gas related derivatives	$-	$28.9	$25.0	$53.9

Total Assets	$-	$28.9	$25.0	$53.9

Liabilities
Natural gas related derivatives	$-	$(17.0)	$(31.3)	$(48.3)
Interest rate swaps	-	(0.7)	-	(0.7)
Weather derivative	-	(2.1)	-	(2.1)

Total Liabilities	$-	$(19.8)	$(31.3)	$(51.1)

      Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the fair value hierarchy at the fair value as of the beginning of the reporting period. During the nine months ended June 30, 2010, a $2.1 million fair value liability related to Washington Gas’s weather derivative was transferred from level 2 to level 3 in the fair value hierarchy and a $1.0 million liability was transferred from level 3 to level 2 related to this derivative. These transfers reflected changes in the level of unobservable market inputs used to value the instrument. There were no other transfers during the reported periods.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
      The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the three month period ended June 30, 2010 and 2009, respectively.
Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	WGL Holdings	Washington Gas

Three Months Ended June 30, 2010

Balance at April 1, 2010	$(17.6)	$11.6
Realized and unrealized gains (losses)
Recorded to income	11.5	1.9
Recorded to regulatory assets - gas costs	1.1	1.1
Transfers in and/or out of Level 3(a)	1.0	1.0
Purchases and settlements, net	5.4	1.0

Balance at June 30, 2010	$1.4	$16.6

Three Months Ended June 30, 2009

Balance at April 1, 2009	$(10.5)	$(7.1)
Realized and unrealized gains (losses)
Recorded to income	(28.6)	-
Recorded to regulatory assets - gas costs	(0.9)	(0.9)
Purchases and settlements, net	10.9	0.8

Balance at June 30, 2009	$(29.1)	$(7.2)

(a) Represents weather derivative.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
      The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the nine months ended June 30, 2010 and 2009, respectively.
Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	WGL Holdings	Washington Gas

Nine Months Ended June 30, 2010

Balance at October 1, 2009	$(27.6)	$(6.3)
Realized and unrealized gains (losses)
Recorded to income	1.4	13.1
Recorded to regulatory assets - gas costs	8.0	8.0
Transfers in and/or out of Level 3(a)	(1.1)	(1.1)
Purchases and settlements, net	20.7	2.9

Balance at June 30, 2010	$1.4	$16.6

Nine Months Ended June 30, 2009

Balance at October 1, 2008	$(9.1)	$(17.0)
Realized and unrealized gains (losses)
Recorded to income	(40.4)	6.3
Recorded to regulatory assets - gas costs	1.1	1.1
Purchases and settlements, net	19.3	2.4

Balance at June 30, 2009	$(29.1)	$(7.2)

(a) Represents weather derivative.
      The tables below sets forth the line items on the Statements of Income of the amounts recorded to income for the three and nine months ended June 30, 2010, related to fair value measurements using significant level 3 inputs.
WGL Holdings, Inc.
Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009

Operating revenues — non-utility	$(14.1)	$(5.2)	$4.1	$(6.8)
Utility cost of gas	1.9	-	12.1	6.3
Non-utility cost of energy-related sales	23.7	-	(15.8)
Operation and maintenance expense	-	(23.4)	1.0	(39.9)

Total	$11.5	$(28.6)	$1.4	$(40.4)

Washington Gas Light Company
Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009

Utility cost of gas	$1.9	$-	$12.1	$6.3
Operation and maintenance expense	-	-	1.0	-

Total	$1.9	$-	$13.1	$6.3

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
      Unrealized gains (losses) for the three and nine months ended June 30, 2010 attributable to financial instruments measured using significant Level 3 inputs at June 30, 2010 were recorded as follows:
WGL Holdings, Inc.
Unrealized Gains (Losses) Recorded for Level 3 Measurements

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009

Recorded to income
Operating revenues - non-utility	$(5.1)	$1.8	$16.1	$3.7
Utility cost of gas	1.8	-	12.3	7.3
Non-utility cost of energy-related sales	11.9	(14.2)	(13.6)	(22.6)
Operation and maintenance expense	-	-	1.0	-
Recorded to regulatory assets - gas costs	2.3	(1.0)	9.2	2.5

Total	$10.9	$(13.4)	$25.0	$(9.1)

Washington Gas Light Company
Unrealized Gains (Losses) Recorded for Level 3 Measurements

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009

Recorded to income
Utility cost of gas	$1.8	$-	$12.3	$7.3
Recorded to regulatory assets - gas costs	2.3	(1.0)	9.2	2.5

Total	$4.1	$(1.0)	$21.5	$9.8

      The following table presents the carrying amount and estimated fair value of our long-term debt at June 30, 2010 and September 30, 2009, respectively. The carrying amount of any other financial instruments in current assets and current liabilities approximates fair value because of the short-term maturity of these instruments, and therefore are not shown in the table below.
Fair Value of Financial Instruments

At June 30,	2010
(In millions)	Carrying Amount	Fair Value

Long-term debt (a)	$591.4	$694.3

At September 30,	2009
	Carrying Amount	Fair Value

Long-term debt (a)	$561.8	$627.8

(a) Excludes current maturities and unamortized discounts.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 12. OPERATING SEGMENT REPORTING

      We identify and report on operating segments under the “management approach.” Our chief operating decision maker is our President and Chief Operating Officer. Operating segments comprise revenue-generating components of an enterprise for which we produce separate financial information internally that we regularly use to make operating decisions and assess performance. We report three operating segments: (i) regulated utility, (ii) retail energy-marketing and (iii) design-build energy systems.
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
      The same accounting policies applied in preparing our consolidated financial statements, as discussed in Note 1—Accounting Policies, also apply to the reported segments. While net income or loss applicable to common stock is the primary criterion for measuring a segment’s performance, we also evaluate our operating segments based on other relevant factors, such as penetration into their respective markets and return on equity. The following tables present operating segment information for the three and nine months ended June 30, 2010 and 2009.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Operating Segment Financial Information

		Non-Utility Operations
	Regulated	Retail Energy-	Design-Build	Other
(In thousands)	Utility	Marketing	Energy Systems	Activities	Eliminations	Consolidated
Three Months Ended June 30, 2010

Operating Revenues (a)	$172,544	$286,199	$5,028	$67	$(4,165)	$459,673

Operating Expenses:
Cost of energy-related sales	64,166	239,667	4,201	115	(4,165)	303,984
Operation	55,890	10,196	902	844	-	67,832
Maintenance	11,230	-	-	-	-	11,230
Depreciation and amortization	23,405	209	20	-	-	23,634
General taxes and other assessments:
Revenue taxes	12,510	761	-	-	-	13,271
Other	11,701	734	39	7	-	12,481

Total Operating Expenses	178,902	251,567	5,162	966	(4,165)	432,432

Operating Income (Loss)	(6,358)	34,632	(134)	(899)	-	27,241
Other Income (Expenses)-Net	149	21	7	131	(28)	280
Interest Expense	9,984	22	-	22	(28)	10,000
Income Tax Expense (Benefit)	(6,047)	13,888	(50)	(281)	-	7,510
Dividends on Washington Gas preferred stock	330	-	-	-	-	330

Net Income (Loss) Applicable to Common Stock	$(10,476)	$20,743	$(77)	$(509)	$-	$9,681

Total Assets	$3,133,173	$296,150	$17,304	$46,975	$(65,293)	$3,428,309

Capital Expenditures/Investments	$26,586	$185	$20	$14	$-	$26,805

Three Months Ended June 30, 2009

Operating Revenues (a)	$190,101	$233,122	$7,950	$6	$(4,143)	$427,036

Operating Expenses:
Cost of energy-related sales	79,327	215,901	6,259	1	(4,143)	297,345
Operation	49,934	9,575	259	756	-	60,524
Maintenance	10,924	-	-	-	-	10,924
Depreciation and amortization	22,979	174	15	-	-	23,168
General taxes and other assessments:
Revenue taxes	10,715	239	-	-	-	10,954
Other	11,103	752	40	3	-	11,898

Total Operating Expenses	184,982	226,641	6,573	760	(4,143)	414,813

Operating Income (Loss)	5,119	6,481	1,377	(754)	-	12,223
Other Income (Expenses)-Net	766	31	23	74	(76)	818
Interest Expense	10,733	83	-	72	(76)	10,812
Income Tax Expense (Benefit)	(2,787)	2,579	566	(266)	-	92
Dividends on Washington Gas preferred stock	330	-	-	-	-	330

Net Income (Loss) Applicable to Common Stock	$(2,391)	$3,850	$834	$(486)	$-	$1,807

Total Assets	$2,886,405	$268,131	$23,657	$47,299	$(68,792)	$3,156,700

Capital Expenditures/Investments	$28,162	$582	$5	$-	$-	$28,749

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

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Operating Segment Financial Information

		Non-Utility Operations
	Regulated	Retail Energy-	Design-Build	Other
(In thousands)	Utility	Marketing	Energy Systems	Activities	Eliminations	Consolidated

Nine Months Ended June 30, 2010

Operating Revenues (a)	$1,190,703	$1,060,327	$12,806	$65	$(20,167)	$2,243,734

Operating Expenses:
Cost of energy-related sales	596,367	998,110	10,746	115	(20,167)	1,585,171
Operation	163,018	28,884	2,550	2,698	-	197,150
Maintenance	33,700	-	-	-	-	33,700
Depreciation and amortization	71,399	588	45	-	-	72,032
General taxes and other assessments:
Revenue taxes	54,247	2,077	-	-	-	56,324
Other	41,163	2,548	123	21	-	43,855

Total Operating Expenses	959,894	1,032,207	13,464	2,834	(20,167)	1,988,232

Operating Income (Loss)	230,809	28,120	(658)	(2,769)	-	255,502
Other Income (Expenses)-Net	832	58	33	380	(159)	1,144
Interest Expense	29,821	151	-	146	(159)	29,959
Income Tax Expense (Benefit)	79,604	11,214	(245)	(904)	-	89,669
Dividends on Washington Gas preferred stock	990	-	-	-	-	990

Net Income (Loss) Applicable to Common Stock	$121,226	$16,813	$(380)	$(1,631)	$-	$136,028

Total Assets	$3,133,173	$296,150	$17,304	$46,975	$(65,293)	$3,428,309

Capital Expenditures/Investments	$81,533	$2,802	$124	$14	$-	$84,473

Nine Months Ended June 30, 2009

Operating Revenues (a)	$1,371,868	$916,105	$27,066	$5	$(21,032)	$2,294,012

Operating Expenses:
Cost of energy-related sales	778,144	881,194	20,277	1	(21,032)	1,658,584
Operation	158,501	24,860	2,053	2,754	-	188,168
Maintenance	32,053	-	-	-	-	32,053
Depreciation and amortization	70,850	601	43	-	-	71,494
General taxes and other assessments:
Revenue taxes	52,870	537	-	-	-	53,407
Other	38,716	2,289	103	19	-	41,127

Total Operating Expenses	1,131,134	909,481	22,476	2,774	(21,032)	2,044,833

Operating Income (Loss)	240,734	6,624	4,590	(2,769)	-	249,179
Other Income (Expenses)-Net	1,146	69	126	838	(584)	1,595
Interest Expense	33,758	594	(1)	699	(584)	34,466
Income Tax Expense (Benefit)	80,431	2,466	1,850	(931)	-	83,816
Dividends on Washington Gas preferred stock	990	-	-	-	-	990

Net Income (Loss) Applicable to Common Stock	$126,701	$3,633	$2,867	$(1,699)	$-	$131,502

Total Assets	$2,886,405	$268,131	$23,657	$47,299	$(68,792)	$3,156,700

Capital Expenditures/Investments	$92,741	$1,937	$27	$-	$-	$94,705

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
NOTE 13. RELATED PARTY TRANSACTIONS

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
      At June 30, 2010 and September 30, 2009, the Washington Gas Balance Sheets reflected receivables from associated companies of $1.3 million and $10.4 million, respectively. At June 30, 2010 and September 30, 2009, the Washington Gas Balance Sheets reflected payables to associated companies of $19.0 million and $11.4 million, respectively, related to the activities described above.
      Additionally, Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGEServices. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services and the related sales and purchases of natural gas, Washington Gas charged WGEServices, an affiliated energy marketer, $4.2 million and $4.1 million for the three months ended June 30, 2010 and 2009, respectively. In the nine months ended June 30, 2010 and 2009, the charges were $20.2 million and $21.0 million, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.
      As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGEServices has recognized an accounts receivable from Washington Gas in the amount of $4.3 million and $4.6 million at June 30, 2010 and September 30, 2009, respectively, related to an imbalance in gas volumes. Due to regulatory requirements, these receivables are not eliminated in the consolidated financial statements of WGL Holdings.
NOTE 14. COMMITMENTS AND CONTINGENCIES

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
      As of June 30, 2010 Washington Gas has incurred cumulative total hexane costs of $2.5 million related to the District of Columbia of which approximately $1.0 million has been recovered and $1.5 million has been deferred as a regulatory asset.
      Revenue Normalization Adjustment. On December 21, 2009, Washington Gas filed a revised tariff application seeking approval of an RNA, a sales adjustment mechanism that decouples Washington Gas’s non-gas revenues from actual delivered volumes of gas. On December 22, 2009, the DC OPC filed a motion requesting that the PSC of DC establish public hearing procedures to examine the merits of Washington Gas’s RNA application. Washington Gas filed an opposition to the DC OPC’s motion on January 4, 2010. The PSC of DC issued an order on January 19, 2010 granting the DC OPC’s motion for evidentiary hearing and initiated a rate proceeding to consider issues surrounding Washington Gas’s tariff application. On April 2, 2010, the

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
PSC of DC issued an order designating issues to be addressed and establishing a procedural schedule for the case. Washington Gas filed supplemental testimony on April 13, 2010. The DC OPC, the District of Columbia Office of the Environment (DC Government) and the Apartment and Office Building Association of Metropolitan Washington (AOBA) filed direct testimony on May 17, 2010. Washington Gas filed rebuttal testimony on June 29, 2010. Evidentiary hearings were held on July 27-28, 2010.
      Maryland Jurisdiction
      Order on and Reviews of Purchased Gas Charges. Each year, the PSC of MD reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’s purchased gas costs are reasonable. On March 14, 2006, in connection with the PSC of MD’s annual review of Washington Gas’s gas costs that were billed to customers in Maryland from September 2003 through August 2004, a Hearing Examiner of the PSC of MD issued a proposed order approving purchased gas charges of Washington Gas for the twelve-month period ended August 2004, except for $4.6 million of such charges that the Hearing Examiner recommended be disallowed because, in the opinion of the Hearing Examiner, they were not reasonably incurred. As a result, during the fiscal year ended September 30, 2006, Washington Gas accrued a liability of $4.6 million related to the proposed disallowance of these purchased gas charges.
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
      A hearing was held March 27, 2009 on Washington Gas’s purchased gas charges for the twelve month period ended August 31, 2008. No party challenged Washington Gas’s gas costs incurred during the period, but the Staff of the PSC of MD (MD Staff) and the PSC of MD Office of the People’s Counsel (MD OPC) requested that the case remain open subject to any changes that may result from the final PSC of MD order regarding Washington Gas’s asset management and gas purchase practices (refer to the section entitled “Investigation of Asset Management and Gas Purchase Practices” for a further discussion of this case). On April 23, 2010, the Hearing Examiner issued a Proposed Order which approved Washington Gas’s gas costs for the period, subject to any changes which may arise from the Commission’s final order in the asset management investigation in Case No. 9158. The Proposed Order was not appealed by any party and became a final order of the Commission on May 25, 2010.
      A hearing was held on March 25, 2010 on Washington Gas’s purchased gas charges for the twelve month period ended August 31, 2009. The parties filed initial briefs on April 30, 2010 and reply briefs on May 21, 2010. The Staff of the PSC of MD and the MD OPC are challenging a portion of the Company’s gas costs averring that the Company did not have authority under its tariff to cash-out over-deliveries by suppliers over the 12-months ended March 2009 and also asserting that the Company used an” excessive price” as the cash-out price. Staff recommends that a second phase to the proceeding be initiated to investigate these assertions. The Company has denied both these assertions. The parties are awaiting a decision from the Hearing Examiner.
      Virginia Jurisdiction
      Conservation and Ratemaking Efficiency Plan. On September 29, 2009, Washington Gas filed with the Virginia State Corporation Commission (SCC of VA) an application which included a portfolio of conservation and energy efficiency programs, an associated cost recovery provision and a decoupling mechanism which will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts. An evidentiary hearing in the proceeding was held on February 9, 2010. On March 26, 2010 the SCC of VA issued an Order approving a decoupling rate mechanism for residential

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
customers and six residential energy efficiency programs and the cost recovery mechanism for those programs. Washington Gas filed compliance tariffs with the Staff of the SCC of VA on April 19, 2010 to implement the Conservation and Ratemaking Efficiency Plan on May 1, 2010. The Company began applying the decoupling mechanism in Virginia in its July billings consistent with the Commission’s approval. On July 22, 2010, Washington Gas filed an amendment to the conservation and ratemaking efficiency (CARE) Plan to include small commercial and industrial customers in Virginia. The application included a portfolio of conservation and energy efficiency programs, an associated cost recovery provision and a decoupling mechanism and will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts. The Company is currently awaiting the establishment of a docket number and procedural schedule.
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
      On May 4, 2009, the Staff of the SCC of VA issued a report, commenting on the amount of the ESM liability that had been reported for the fiscal year ending September 30, 2008. Washington Gas filed its response to the Staff report on June 18, 2009. On July 17, 2009, Washington Gas and the Staff of the SCC of VA filed a joint motion to approve stipulation and close proceeding with the SCC of VA whereby the Staff of the SCC of VA and Washington Gas agreed upon the appropriate refund to ratepayers under the ESM. The overall difference between the Staff position and Washington Gas’s position was not material to the financial statements of Washington Gas. On July 24, 2009, the SCC of VA granted the joint motion and accepted the stipulation submitted by Washington Gas and the Staff of the SCC of VA in its final order approving the ESM liability for fiscal year 2008. In accordance with the provisions of its VA tariff, Washington Gas began crediting customers’ bills in April 2009 for the fiscal year 2008 ESM liability. The credits continued through March, 2010. At June 30, 2010, Washington Gas had fully refunded the ESM liability to its customers.
      On January 28, 2010, Washington Gas filed its annual information filing indicating that there was no ESM liability for fiscal year 2009. On May 24, 2010 the Staff issued its report to the SCC of VA on the annual informational filing and the ESM. The Staff of the SCC of VA concurred with Washington Gas that Virginia jurisdictional results did not generate an ESM liability for fiscal year 2009. On June 9, 2010 Washington Gas filed notice that it had no comments on the Staff’s report. On June 30, 2010, the SCC of VA accepted the Staff’s report and agreed that there was no ESM liability for fiscal year 2009.
      Based on the results reflected in the annual information filing, Washington Gas has recorded revenue of approximately $0.5 million of previously expensed hexane costs and on June 23, 2010 filed an application with the SCC of VA requesting the authority to bill the cost of this hexane to customers in accordance with the provision of the Settlement Stipulation in the last rate proceeding. The SCC of VA has not issued a procedural schedule in this proceeding. On July 22, 2010, the Commission issued an Order for Notice and Comment in this proceeding. The Company is required to file direct testimony by August 18, 2010 with the Staff’s Report due October 21, 2010. The Company’s response to the Staff’s Report is due November 4, 2010.
      On an interim basis, Washington Gas records the effects of the ESM based on year-to-date earnings in relation to estimated annual earnings as calculated for regulatory purposes. Based on expected results for 2010, no liability has been recognized for

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
2010 and Washington Gas has accrued revenue of approximately $1.0 million related to the recovery of hexane costs incurred in Virginia in 2010.
      On November 16, 2007, the PSC of MD issued a final order in a rate case which established a phase-two proceeding to review Washington Gas’s request to implement a PBR plan and issues raised by the parties associated with Washington Gas’s BPO agreement. On September 4, 2008, a proposed order of the Hearing Examiner was issued in this phase-two proceeding. Consistent with Washington Gas’s current accounting methodology, the proposed order approved 10-year amortization accounting for initial implementation costs related to Washington Gas’s BPO plan. At June 30, 2010 and September 30, 2009, we had recorded a regulatory asset of $6.7 million and $7.4 million, respectively, net of amortization, related to initial implementation costs allocable to Maryland associated with our BPO plan. Washington Gas’s application seeking approval of a PBR plan was denied. Additionally, the proposed order (i) directs Washington Gas to obtain an independent management audit related to issues raised in the phase-two proceeding and (ii) directs the initiation of a collaboration process in which Washington Gas is directed to engage in discussions with the Staff of the PSC of MD (MD Staff), the MD OPC and interested parties to develop appropriate customer service metrics and a periodic form for reporting results similar to the metrics filed by Washington Gas as part of the approved settlement in Virginia. This proposed order has been appealed by the MD Staff, the MD OPC and other parties. Washington Gas’s reply memorandum on appeal was filed on November 5, 2008. A final decision by the PSC of MD is pending.
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
      On February 5, 2010, the PSC of MD issued an order on appeal. The order affirmed the proposed order with two exceptions: (i) it directed the parties to confer and report on a prospective allocation method for reimbursements and (ii) it directed Washington Gas to amortize its $13.3 million reserve deficiency imbalance over a 33.5 year time frame. On March 26, 2010, Washington Gas made a compliance filing with the PSC of MD to revise its depreciation rates in accordance with the Commission’s February 5, 2010 Order. Under Washington Gas’s proposed revised depreciation rates, annual depreciation expense applicable to Maryland would be reduced by $11,366,000. As required by the Commission’s Order in Washington Gas’s most recent base rate case in Maryland, as part of its compliance filing, Washington Gas also filed revised base rates to reflect the decrease in annual

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
depreciation expense in Maryland. The MD Staff challenged Washington Gas’s proposed depreciation rates and supported alternative depreciation rates which would reduce depreciation expense by $11,426,000. On May 12, 2010 the Commission approved the revised depreciation rates and base rates proposed by Staff effective June 1, 2010. On May 25, 2010, Washington Gas filed a revised compliance filing reflecting the $11,426,000 reduction in base rates.
      NON-UTILITY OPERATIONS
      Construction Project Financing
      To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’s customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender in exchange for the contract payments paid to Washington Gas during the construction period. As the lender funds the construction project, Washington Gas establishes a receivable representing its customers’ obligations to remit principal and interest and a long-term payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the receivable to the lender and removes both the receivable and the long-term financing from its financial statements. As of June 30, 2010, work on these construction projects that was not completed or accepted by customers was valued at $6.3 million, which is recorded on the balance sheet as a receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Once the project is accepted by the customer, the lender will have no recourse against Washington Gas related to this long-term debt.
      Financial Guarantees
      WGL Holdings has guaranteed payments for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At June 30, 2010, these guarantees totaled $543.6 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from suppliers when required by our credit policy. WGL Holdings has issued guarantees related to purchase commitments of its Capitol Energy Ventures subsidiary. At June 30, 2010, these guarantees totaled $18.0 million. WGL Holdings also issued guarantees totaling $3.0 million at June 30, 2010 that were made on behalf of certain of our non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $564.6 million, $42.0 million are due to expire on December 31, 2010. The remaining guarantees do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty; however, WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (concluded)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 15. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

      The following tables show the components of net periodic benefit costs (income) recognized in our financial statements during the three and nine months ended June 30, 2010 and 2009:
Components of Net Periodic Benefit Costs (Income)

	Three Months Ended June 30,
	2010		2009
	Pension	Health and	Pension	Health and
(In thousands)	Benefits	Life Benefits	Benefits	Life Benefits

Components of net periodic benefit costs (income)
Service cost	$2,438	$1,648	$2,117	$1,283
Interest cost	10,478	6,331	10,678	6,257
Expected return on plan assets	(11,419)	(4,605)	(12,888)	(4,492)
Amortization of prior service cost	262	(1,005)	429	(1,005)
Amortization of actuarial loss	1,050	2,196	104	1,231
Amortization of transition obligation	-	272	-	272
Partial settlement of the Supplemental Executive Retirement Program	3,529	-	-	-

Net periodic benefit cost	6,338	4,837	440	3,546

Amount allocated to construction projects	(265)	(787)	34	(559)
Amount deferred as regulatory asset/liability - net	(1,308)	504	(991)	833
Other	6	-	72	-

Amount charged (credited) to expense	$4,771	$4,554	$(445)	$3,820

Components of Net Periodic Benefit Costs (Income)

	Nine Months Ended June 30,
	2010		2009
	Pension	Health and	Pension	Health and
(In thousands)	Benefits	Life Benefits	Benefits	Life Benefits

Components of net periodic benefit costs (income)
Service cost	$7,338	$4,944	$6,351	$3,849
Interest cost	31,814	18,993	32,034	18,771
Expected return on plan assets	(34,593)	(13,815)	(38,665)	(13,476)
Amortization of prior service cost	793	(3,016)	1,288	(3,016)
Amortization of actuarial loss	3,207	6,586	312	3,693
Amortization of transition obligation	-	815	-	815
Partial settlement of the Supplemental Executive Retirement Program	3,529	-	-	-

Net periodic benefit cost	12,088	14,507	1,320	10,636

Amount allocated to construction projects	(789)	(2,314)	100	(1,659)
Amount deferred as regulatory asset/liability - net	(3,921)	1,513	(2,972)	2,499
Other	21	-	22	-

Amount charged (credited) to expense	$7,399	$13,706	$(1,530)	$11,476

      Amounts included in the line item “Amount deferred as regulatory asset/liability-net,” as shown in the table above, represent the difference between the cost of the applicable Pension Benefits or the Health and Life Benefits and the amount that Washington Gas is permitted to recover in rates that it charges to customers in the District of Columbia.
      Under the new changes to the defined contribution savings plan announced on July 20, 2009, 65 employees elected to cease participating in the non-contributory defined benefit plan in return for receiving an enhanced contribution under the defined contribution savings plan.

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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
      Washington Gas’s asset optimization program utilizes Washington Gas’s storage and transportation capacity resources when those assets are not fully utilized to physically serve utility customers. The objective of this program is to derive a profit to be shared with its utility customers (refer to the section entitled “Market Risk” for further discussion of our asset optimization program) by entering into commodity-related physical and financial contracts with third parties. Unless otherwise noted, therm deliveries shown related to Washington Gas or the regulated utility segment do not include therm deliveries related to our asset optimization program.
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
      Retail Energy-Marketing. The retail energy-marketing segment consists of the operations of Washington Gas Energy Services, Inc. (WGEServices), a wholly owned subsidiary of Washington Gas Resources. WGEServices competes with regulated utilities and other unregulated third party marketers to sell natural gas and/or electricity directly to residential, commercial and industrial customers in Maryland, Virginia, Delaware, Pennsylvania and the District of Columbia. WGEServices contracts for its supply needs and buys and resells natural gas and electricity with the objective of earning a profit through competitively priced contracts with end-users. These commodities are delivered to retail customers through the distribution systems owned by regulated utilities such as Washington Gas or other unaffiliated natural gas or electric utilities. WGEServices is also expanding its renewable energy and energy conservation product and service offerings. Other than its Solar Photovoltaic (Solar PV) facilities, WGEServices does not own or operate any natural gas or electric generation, production, transmission or distribution assets. Continued expansion may include the ownership of other renewable energy producing assets.
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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
WGL HOLDINGS, INC.
       RESULTS OF OPERATIONS — Three Months Ended June 30, 2010 vs. June 30, 2009
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
       Summary Results
       WGL Holdings reported net income applicable to common stock of $9.7 million, or $0.19 per share, for the three months ended June 30, 2010 over net income applicable to common stock of $1.8 million, or $0.04 per share, reported for the three months ended June 30, 2009.
       The comparison of results for the three month period ended June 30, 2010 compared to the same period of the prior fiscal year primarily reflect an increase in earnings from our retail energy-marketing segment partially offset by a decrease in earnings from the regulated utility and design-build energy system segments.
       The following table summarizes our net income (loss) applicable to common stock by operating segment for the three months ended June 30, 2010 and 2009.

Net Income (Loss) by Operating Segment
	Three Months Ended
	June 30,		Increase/
(In millions)	2010	2009	(Decrease)

Regulated Utility	$(10.5)	$(2.4)	$(8.1)
Non-utility operations:
Retail Energy-Marketing	20.7	3.9	16.8
Design-Build Energy Systems	-	0.8	(0.8)
Other, principally non-utility activities	(0.5)	(0.5)	-

Total non-utility	20.2	4.2	16.0

Net Income applicable to common stock	$9.7	$1.8	$7.9

EARNINGS PER AVERAGE COMMON SHARE
Basic	$0.19	$0.04	$0.15
Diluted	$0.19	$0.04	$0.15

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
Regulated Utility Operating Results
       The following table summarizes the regulated utility segment’s operating results for the three months ended June 30, 2010 and 2009.

Regulated Utility Operating Results
	Three Months Ended
	June 30,		Increase/
(In millions)	2010	2009	(Decrease)

Utility net revenues:
Operating revenues	$172.5	$190.1	$(17.6)
Less: Cost of gas	64.2	79.3	(15.1)
Revenue taxes	12.5	10.7	1.8

Total utility net revenues	95.8	100.1	(4.3)
Operation and maintenance	67.1	60.9	6.2
Depreciation and amortization	23.4	23.0	0.4
General taxes and other assessments	11.7	11.1	0.6

Operating income (loss)	(6.4)	5.1	(11.5)
Interest expense	10.0	10.7	(0.7)
Other (income) expenses-net, including preferred stock dividends	0.1	(0.4)	0.5
Income tax benefit	(6.0)	(2.8)	(3.2)

Net loss applicable to common stock	$(10.5)	$(2.4)	$(8.1)

       The regulated utility segment’s net loss applicable to common stock was $10.5 million for the three months ended June 30, 2010, compared to a net loss of $2.4 million for the same three month period of the prior fiscal year. The increase in net loss primarily reflects: (i) $8.4 million of higher employee benefit expense due to changes in plan asset values and plan valuation assumptions and a loss recognized for a partial settlement of the Supplemental Executive Retirement Program (SERP); (ii) increased tax expense of $1.1 million reflecting a higher effective tax rate; (iii) $1.6 million of unfavorable effects of changes in natural gas consumption patterns; (iv) a $0.6 million decrease in unrealized margins associated with our asset optimization program and (v) $0.5 million decrease in realized margins associated with our asset optimization program. Partially offsetting this decrease were: (i) an increase in revenue of $0.7 million related to growth of over 8,300 average active customer meters; (ii) $0.7 million related to uncollectible accounts; (iii) $1.2 million due to lower regulatory obligations under the Virginia Earnings Sharing Mechanism (ESM) and (iv) a decrease in interest expense of $0.7 million primarily due to lower weighted average interest rates and balances associated with our borrowings.
       Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between the three months ended June 30, 2010 and 2009.

Composition of Changes in Utility Net Revenues
Increase /
(In millions)	(Decrease)

Customer growth	$0.7
Estimated Weather effects — Offset by weather insurance and derivative products	(1.3)
Estimated change in natural gas consumption patterns	(1.6)
Asset optimization:
Unrealized mark-to-market valuations	(0.6)
Realized mark-to-market valuations	(0.5)
Earnings Sharing Mechanism	1.2
Gas Administration Charge (GAC) and late fee	(1.2)
Other	(1.0)

Total	$(4.3)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
       Customer growth — Average active customer meters increased 8,300 for the three months ended June 30, 2010 compared to the same quarter of the prior fiscal year.
       Estimated weather effects — Weather, when measured by HDDs, was 2.0% and 11.8% colder than normal during the three months ended June 30, 2010 and 2009, respectively. Washington Gas currently has a weather protection strategy that is designed to neutralize the estimated financial effects of variations from normal weather on net income (refer to the section entitled “Weather Risk” for a further discussion of our weather protection strategy). On September 21, 2009, Washington Gas executed a heating degree day (HDD) derivative contract to manage its exposure to variations from normal weather in the District of Columbia during fiscal year 2010. Changes in the fair value of this derivative are reflected in operation and maintenance expense. Including the effects of our weather protection strategy, there were no material effects on net income attributed to colder or warmer weather on the three month periods ended June 30, 2010 and 2009.
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
       Asset optimization — We recorded net unrealized gains associated with our energy-related derivatives of $1.4 million for the three months ended June 30, 2010 compared to net unrealized gains of $2.0 million for the same period of 2009. When these derivatives settle, any unrealized amounts will ultimately be reversed, and Washington Gas will realize margins when combined with the related transactions these derivatives economically hedge. Pre-tax realized margins related to our asset optimization program were $0.5 million lower for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009 (Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for a further discussion of our asset optimization program).
       Earnings Sharing Mechanism — The Virginia ESM shares with shareholders and customers in Virginia, earnings that exceed a target rate of return on equity with shareholders and customers. A regulatory obligation was recorded related to Virginia earnings during the quarter ended June 30, 2009. An obligation was not incurred under this mechanism during the quarter ended June 30, 2010. Refer to the section entitled “Rates and Regulatory Matters — Performance-Based Rate Plans” included in Management’s Discussion for Washington Gas for a further discussion of the ESM.
       GAC — Represents a regulatory mechanism in all jurisdictions that provides for recovery of uncollectible accounts expense related to changes in gas costs. Lower recoveries reflect the lower cost of natural gas for the three months ended June 30, 2010 compared to the same period in fiscal year 2009. The related uncollectible accounts expense is included in operation and maintenance expenses.
       Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility for the three months ended June 30, 2010 compared to the same period in 2009.

Composition of Changes in Operation and Maintenance Expenses
Increase/
(in millions)	(Decrease)

Employee benefits	$8.4
Uncollectible accounts	(1.9)
Weather derivatives:
Benefit	(1.3)
Premium costs and fair value effects	0.9
Other operating expenses	0.1

Total	$6.2

       Employee benefits — The increase in benefit expenses primarily reflects higher pension and other post retirement benefits due to changes in plan asset values and discount rate assumptions used to measure the benefit obligation and a $3.5 million loss recognized for a partial settlement of the SERP.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
       Uncollectible accounts — This reduction in uncollectible accounts expense tracks the lower revenues due to reduced gas costs reflected in the quarter ended June 30, 2010 compared to the same quarter in fiscal year 2009. This decrease is partially offset by the change in GAC included in utility net revenues.
Non-Utility Operating Results
       Our non-utility operations comprise two business segments: (i) retail energy-marketing and (ii) design-build energy systems. Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. “Other Activities” includes the results of Capitol Energy Ventures. Total net income from our non-utility operations was $20.2 million for the three months ended June 30, 2010, compared to net income of $4.2 million for the same three-month period of the prior fiscal year. This comparison primarily reflects increased earnings from our retail energy-marketing segment.
       Retail Energy-Marketing. The following table depicts the retail energy-marketing segment’s operating results along with selected statistical data.

Retail-Energy Marketing Financial and Statistical Data
	Three Months Ended
	June 30,		Increase /
	2010	2009	(Decrease)

Operating Results (In millions)
Gross margins:
Operating revenues	$286.2	$233.1	$53.1
Less: Cost of energy	239.7	215.9	23.8
Revenue taxes	0.8	0.2	0.6

Total gross margins	45.7	17.0	28.7
Operation expenses	10.2	9.6	0.6
Depreciation and amortization	0.2	0.2	-
General taxes and other assessments	0.7	0.7	-

Operating income	34.6	6.5	28.1
Interest expense	-	0.1	(0.1)
Income tax expense	13.9	2.5	11.4

Net Income	$20.7	$3.9	$16.8

Analysis of gross margins (In millions)
Natural gas
Realized margins	$7.8	$18.5	$(10.7)
Unrealized mark-to-market gains	7.1	2.0	5.1

Total gross margins — natural gas	14.9	20.5	(5.6)

Electricity Realized margins
Realized margins	13.5	8.1	5.4
Unrealized mark-to-market gains (losses)	17.3	(11.6)	28.9

Total gross margins — electricity	30.8	(3.5)	34.3

Total gross margins	$45.7	$17.0	$28.7

Other Retail-Energy Marketing Statistics
Natural gas
Therm sales (millions of therms)	87.2	102.8	(15.6)
Number of customers (end of period)	160,900	148,800	12,100
Electricity
Electricity sales (millions of kWhs)	2,358.0	1,293.3	1,064.7
Number of accounts (end of period)	141,700	98,900	42,800

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
       WGEServices reported net income of $20.7 million for the three months ended June 30, 2010, compared to net income of $3.9 million reported for the same three-month period of the prior fiscal year.
       The quarter-to-quarter comparison primarily reflects large unrealized net gains on an increased number of electric sales and purchase contracts which are marked-to-market in the quarter ended June 30, 2010, whereas these types of contracts showed unrealized net losses in the same period of the prior year. In addition, there was significant growth in the number of electric customers served by WGEServices. This increase is a result of favorable pricing opportunities in several markets and the extension of our service offering into new market territory. Opportunities for expansion and growth are continually evaluated to determine if the opportunity is appropriate for WGEServices’ business. Period-to-period comparisons of quarterly gross margins for this segment can vary significantly and are not representative of expected annualized results.
       Gross margins from natural gas sales decreased $5.6 million due to a decrease in realized margins of $10.7 million as a result of gas price movements which resulted in positive margins in the third quarter of fiscal year 2009 and warmer weather in the third quarter of fiscal year 2010 compared to the same period in the prior year, offset by a $5.1 million increase in unrealized mark-to-market gains associated with energy-related derivatives.
       Gross margins from electric sales in the current quarter increased $34.3 million from the same quarter of the prior period. This increase primarily reflects a $28.9 million increase in unrealized mark-to-market gains associated with energy-related derivatives. Realized margins increased by $5.4 million as a result of higher electric sales volumes associated with customer growth.
       Design-Build Energy Systems. The design-build energy systems segment reported a net loss of $77,000 for the third quarter of fiscal year 2010, compared to net income of $834,000 reported for the same period of fiscal year 2009. This decrease is primarily due to delays in the initiation of certain planned project work for government agency customers. Operating expenses were also higher due to increased labor expense associated with expansion plans.
       Interest Expense
       The following table depicts the components of the change in interest expense for WGL Holdings for the three months ended June 30, 2010 compared to the same period in 2009.

Composition of Interest Expense Changes
Increase /
(In millions)	(Decrease)

Long-term debt	$(0.5)
Short-term debt	(0.4)
Other (includes AFUDC) (a)	0.1

Total	$(0.8)

(a)	Represents Allowance for Funds Used During Construction.
       WGL Holdings’ interest expense of $10.0 million for the third quarter of fiscal year 2010 decreased $0.8 million from $10.8 million of the same quarter of fiscal year 2009. Lower interest expense for the period primarily reflects lower weighted average interest rates and lower borrowing levels.
       RESULTS OF OPERATIONS — Nine Months Ended June 30, 2010 vs. June 30, 2009
       Summary Results
       WGL Holdings reported net income applicable to common stock of $136.0 million, or $2.69 per share, for the nine months ended June 30, 2010 compared to $131.5 million, or $2.61 per share, reported for the nine months ended June 30, 2009.
       The comparison of results for the nine month period ended June 30, 2010 compared to the same period of the prior fiscal year primarily reflect an increase in earnings from the retail energy-marketing partially offset by decreased earnings from our regulated utility and design-build energy systems segments.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
       The following table summarizes our net income (loss) applicable to common stock by operating segment for the nine months ended June 30, 2010 and 2009.

Net Income (Loss) by Operating Segment
	Nine Months Ended
	June 30,		Increase/
(In millions)	2010	2009	(Decrease)

Regulated Utility	$121.2	$126.7	$(5.5)
Non-utility operations:
Retail Energy-Marketing	16.8	3.6	13.2
Design-Build Energy Systems	(0.4)	2.9	(3.3)
Other, principally non-utility activities	(1.6)	(1.7)	0.1

Total non-utility	14.8	4.8	10.0

Net Income applicable to common stock	$136.0	$131.5	$4.5

EARNINGS PER AVERAGE COMMON SHARE
Basic	$2.70	$2.63	$0.07
Diluted	$2.69	$2.61	$0.08

Regulated Utility Operating Results
       The following table summarizes the regulated utility segment’s operating results for the nine months ended June 30, 2010 and 2009.

Regulated Utility Operating Results
	Nine Months Ended
	June 30,		Increase/
(In millions)	2010	2009	(Decrease)

Utility net revenues:
Operating revenues	$1,190.7	$1,371.9	$(181.2)
Less: Cost of gas	596.4	778.1	(181.7)
Revenue taxes	54.2	52.9	1.3

Total utility net revenues	540.1	540.9	(0.8)
Operation and maintenance	196.7	190.6	6.1
Depreciation and amortization	71.4	70.9	0.5
General taxes and other assessments	41.2	38.7	2.5

Operating income	230.8	240.7	(9.9)
Interest expense	29.8	33.8	(4.0)
Other (income) expenses-net, including preferred stock dividends	0.2	(0.2)	0.4
Income tax expense	79.6	80.4	(0.8)

Net income	$121.2	$126.7	$(5.5)

       The regulated utility segment’s net income applicable to common stock was $121.2 million for the nine months ended June 30, 2010 compared to $126.7 million for the same nine month period of the prior fiscal year. The decrease in net income primarily reflects: (i) $12.4 million in higher employee benefit expense due to changes in plan asset values and plan valuation assumptions and a loss recognized for a partial settlement of the SERP; (ii) a $6.6 million decrease in the recovery of storage carrying costs on lower average storage gas inventory balances; and (iii) a $4.6 million reversal of a reserve in fiscal year 2009 for disallowed natural gas costs in Maryland due to a favorable February 5, 2009 order from the Public Service Commission of Maryland (PSC of MD); (iv) $2.0 million in higher property taxes; and (v) $1.6 million in higher taxes reflecting a higher effective income tax rate. Partially offsetting this decrease was: (i) $5.0 million of favorable effects of changes in natural gas consumption patterns; (ii) $5.1 million related to the Virginia Earnings Sharing Mechanism (ESM); (iii) a decrease in interest expense of $4.0 million primarily due to lower weighted average

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
interest rates associated with our borrowings; (iv) an increase in revenues of $3.4 million reflecting the growth of over 8,600 average active customer meters; (v) a $3.0 million increase in unrealized margins associated with our asset optimization program and (vi) $2.2 million lower costs for weather protection products related to the District of Columbia.
       Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between the nine months ended June 30, 2010 and 2009.

Composition of Changes in Utility Net Revenues
Increase /
(In millions)	(Decrease)

Customer growth	$3.4
Estimated Weather effects — Offset by weather insurance and derivative products	(2.2)
Estimated change in natural gas consumption patterns	5.0
Gas administrative charge (GAC)	(2.9)
Asset optimization:
Realized margins	0.3
Unrealized mark-to-market valuations	3.0
Storage carrying costs	(6.6)
Earnings Sharing Mechanism (ESM)	5.1
Reversal of reserve for natural gas costs	(4.6)
DC ROW and DC Trust Fund	(0.7)
Other	(0.6)

Total	$(0.8)

       Customer growth — Average active customer meters increased 8,694 for the nine months ended June 30, 2010 compared to the same period of the prior fiscal year.
       Estimated weather effects — Weather, when measured by HDDs, was 2.0% and 11.8% colder than normal during the nine months ended June 30, 2010 and 2009, respectively. Washington Gas currently has a weather protection strategy that is designed to neutralize the estimated financial effects of variations from normal weather on net income (refer to the section entitled “Weather Risk” for a further discussion of our weather protection strategy). On September 21, 2009, Washington Gas executed a heating degree day (HDD) derivative contract to manage its exposure to variations from normal weather in the District of Columbia during fiscal year 2010. Changes in the fair value of this derivative are reflected in operation and maintenance expense. Including the effects of our weather protection strategy, there were no material effects on net income attributed to colder or warmer weather on the nine month periods ended June 30, 2010 and 2009.
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
       GAC — Represents a regulatory mechanism in all jurisdictions that provides for recovery of uncollectible accounts expense related to changes in gas costs. Lower recoveries reflect the lower cost of natural gas for the nine months of fiscal year 2010 compared to the same period in fiscal year 2009. The related uncollectible accounts expense is included in operation and maintenance expenses.
       Asset optimization — We recorded net unrealized gains associated with our energy-related derivatives of $13.4 million for the nine months ended June 30, 2010 compared to net unrealized gains of $10.4 million for the same period of 2009. When these derivatives settle, any unrealized amounts will ultimately be reversed, and Washington Gas will realize margins when combined with the related transactions these derivatives economically hedge. Pre-tax realized margins related to our asset optimization program were $0.3 million higher for the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
(Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for a further discussion of our asset optimization program).
     Storage carrying costs — Each jurisdiction provides for the recovery of carrying costs based on the cost of capital in each jurisdiction, multiplied by the monthly average balance of storage gas inventory. The decrease in the nine months ended June 30, 2010 is due to lower average storage gas inventory investment balances primarily reflecting a lower weighted average cost of gas in inventory during the current period compared to the same period of the prior year.
     Earnings Sharing Mechanism — The Virginia ESM shares with shareholders and customers in Virginia, earnings that exceed a target rate of return on equity. A regulatory obligation was recorded related to Virginia earnings during the nine months of fiscal year 2009 of $5.1 million. An obligation was not incurred under this mechanism during the nine months ended June 30, 2010. Refer to the section entitled “Rates and Regulatory Matters — Performance-Based Rate Plans” included in Management’s Discussion for Washington Gas for a further discussion of the ESM.
     Reserve for disallowance of natural gas costs — In the second quarter of fiscal year 2009, Washington Gas reversed a $4.6 million reserve for disallowed natural gas costs in Maryland to income due to a favorable February 5, 2009 order from the PSC of MD. This order resolved a contingency related to a proposed order issued by a Hearing Examiner of the PSC of MD in fiscal year 2006. Refer to the section entitled “Rates and Regulatory Matters” in Management’s Discussion for Washington Gas for further discussion of this matter.
     Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility for the nine months ended June 30, 2010 compared to the same period in 2009.

Composition of Changes in Operation and Maintenance Expenses
Increase/
(in millions)	(Decrease)

Employee benefits	$12.4
Uncollectible accounts	(3.1)
Weather derivatives
Premium costs and fair value effects	(2.4)
Benefit	(2.2)
Other	1.4

Total	$6.1

     Employee benefits — The increase in benefit expenses primarily reflects higher pension and other post retirement benefits due to changes in plan asset values and discount rate assumptions used to measure the benefit obligation and a $3.5 million loss recognized for a partial settlement of the SERP.
     Uncollectible accounts — This reduction in uncollectible accounts expense tracks the lower revenues due to reduced gas costs reflected in the nine months of fiscal year 2010 compared to the same nine month period of the prior fiscal year. This decrease is partially offset by the GAC included in revenues.
     Weather derivatives — Washington Gas recorded losses of $0.8 million and $3.0 million related to its weather derivatives as a direct result of the colder-than-normal weather for the nine months ended June 30, 2010 and 2009, respectively. These losses are offset by the effect of weather on utility net revenues. The decrease in expenses associated with weather derivatives reflects a combination of lower transaction costs and the effects of weather. Warmer weather in the nine months of fiscal year 2010 resulted in lower derivative losses.
Non-Utility Operating Results
     Our non-utility operations are comprised of two business segments: (i) retail energy-marketing and (ii) design-build energy systems. Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
operations. Total net income from our non-utility operations was $14.8 million for the nine months ended June 30, 2010 compared to $4.8 million for the same nine-month period of the prior fiscal year. This comparison primarily reflects increased earnings from our retail energy-marketing segment.
     Retail Energy-Marketing. The following table depicts the retail energy-marketing segment’s operating results along with selected statistical data.

Retail-Energy Marketing Financial and Statistical Data
	Nine Months Ended
	June 30,		Increase /
	2010	2009	(Decrease)

Operating Results (In millions)
Gross margins:
Operating revenues	$1,060.3	$916.1	$144.2
Less: Cost of energy	998.1	881.2	116.9
Revenue taxes	2.1	0.5	1.6

Total gross margins	60.1	34.4	25.7
Operation expenses	28.9	24.9	4.0
Depreciation and amortization	0.6	0.6	-
General taxes and other assessments—other	2.5	2.3	0.2

Operating income	28.1	6.6	21.5
Other income (expenses) — net	—	0.1	(0.1)
Interest expense	0.1	0.6	(0.5)
Income tax expense	11.2	2.5	8.7

Net Income	$16.8	$3.6	$13.2

Analysis of gross margins (In millions)
Natural gas
Realized margins	$26.5	$31.6	$(5.1)
Unrealized mark-to-market losses	(9.6)	(3.4)	(6.2)

Total gross margins — natural gas	16.9	28.2	(11.3)

Electricity
Realized margins	33.7	29.9	3.8
Unrealized mark-to-market gains (losses)	9.5	(23.7)	33.2

Total gross margins — electricity	43.2	6.2	37.0

Total gross margins	$60.1	$34.4	$25.7

Other Retail-Energy Marketing Statistics
Natural gas
Therm sales (millions of therms)	530.1	565.0	(34.9)
Number of customers (end of period)	160,900	148,800	12,100
Electricity
Electricity sales (millions of kWhs)	6,366.2	3,176.3	3,189.9
Number of accounts (end of period)	141,700	98,900	42,800

     WGEServices reported net income of $16.8 million for the nine months ended June 30, 2010, compared to net income of $3.6 million reported for the same nine month period of the prior fiscal year.
     The year-to-date comparison primarily reflects lower gross margins from natural gas activity offset by higher gross margins related to electric sales. Operation expenses increased, reflecting the growth in customer base. There was significant growth in the number of electric customers served by WGEServices. This increase is a result of favorable pricing opportunities in several markets and the extension of our service offering into new market territory. Opportunities for expansion and growth are continually evaluated to determine if the opportunity is appropriate for WGEServices’ business. Period-to-period comparisons of year-to-date gross margins for this segment can vary significantly and are not representative of expected annualized results.
     Gross margins from natural gas sales decreased $11.3 million in the nine months ended June 30, 2010 compared to the same period in the prior fiscal year. This decrease reflects a $6.2 million decrease as a result of unrealized mark-to-market losses

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
associated with energy-related derivatives and a decrease of $5.1 million in realized margins. Realized margins decreased primarily due to lower sales volumes resulting from warmer weather in the nine months of fiscal year 2010 compared to the same period in the prior year and by gas price movements that resulted in positive margins in fiscal year 2009.
     Gross margins from electric sales increased $37.0 million in the nine months ended June 30, 2010 compared to the same period of the prior fiscal year. This increase reflects a $33.2 million increase as a result of unrealized mark-to-market gains associated with energy-related derivatives as well as an increase in realized margins of $3.8 million. Realized margins were higher due to an increase in electric sales volumes associated with customer growth.
Design-Build Energy Systems. The design-build energy systems segment reported a net loss of $0.4 million for the nine months of fiscal year 2010, compared to net income of $2.9 million reported for the nine month period of fiscal year 2009. This decrease is primarily due to delays in the initiation of certain planned project work for government agency customers. Operating expenses were also higher due to increased labor expense associated with expansion plans.
     Interest Expense
     The following table depicts the components of the change in interest expense for WGL Holdings from the nine months ended June 30, 2010 compared to the same period in 2009.

Composition of Interest Expense Changes
Increase /
(In millions)	(Decrease)

Long-term debt	$(1.1)
Short-term debt	(3.2)
Other (includes AFUDC) (a)	(0.2)

Total	$(4.5)

(a)	Represents Allowance for Funds Used During Construction.
     WGL Holdings’ interest expense of $30.0 million for the nine months ended June 30, 2010 decreased $4.5 million from $34.5 million for the same nine month period of the prior fiscal year. Lower interest expense for the period primarily reflects lower weighted average interest rates and lower borrowing levels.
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
     Our ability to obtain adequate and cost effective financing depends on our credit ratings as well as the liquidity of financial markets. Our credit ratings depend largely on the financial performance of our subsidiaries, and a downgrade in our current credit ratings could require us to post additional collateral with our wholesale counterparties and adversely affect our borrowing costs, as well as our access to sources of liquidity and capital. Also potentially affecting access to short-term debt capital is the nature of any restrictions that might be placed upon us, such as ratings triggers or a requirement to provide creditors with additional credit support in the event of a determination of insufficient creditworthiness. During the nine months ended June 30, 2010, we met our liquidity needs at reasonable cost through the issuance of commercial paper by WGL Holdings and Washington Gas and the issuance of debt securities by Washington Gas to support its operations.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     The level of our capital expenditure requirements, our financial performance, our credit ratings, and investor demand for our securities, affect the availability of long-term capital at reasonable costs.
     We have a goal to maintain our common equity ratio in the mid-50% range of total consolidated capital. The level of this ratio varies during the fiscal year due to the seasonal nature of our business. This seasonality is also evident in the variability of our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of our current assets are converted into cash at the end of the winter heating season. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for WGL Holdings and Washington Gas, and to allow access to capital at reasonable costs. As of June 30, 2010, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 64.8% common equity, 1.5% preferred stock and 33.7% long-term debt. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of Washington Gas and WGEServices and, to a lesser extent, other non-utility operations.
     Our plans provide for sufficient liquidity to satisfy our financial obligations. At June 30, 2010, we did not have any restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.
     Short-Term Cash Requirements and Related Financing
     Washington Gas’s business is weather sensitive and seasonal, causing short-term cash requirements to vary significantly during the year. Approximately 77.0% of the total therms delivered in Washington Gas’s service area (excluding deliveries to two electric generation facilities) occur during the first and second fiscal quarters. Accordingly, Washington Gas typically generates more net income in the first nine months of the fiscal year than it does for the entire fiscal year.
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
     Washington Gas and WGEServices have seasonal short-term cash requirements resulting from their need to purchase storage gas inventory in advance of the winter heating periods in which the storage gas is sold. At June 30, 2010 and September 30, 2009, Washington Gas had investment balances in gas storage of $156.9 million and $237.7 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. WGEServices collects revenues that are designed to reimburse its commodity costs used to supply its retail customer contracts. Variations in the timing of cash receipts from customers under these collection methods can significantly affect short-term cash requirements. In addition, both Washington Gas and WGEServices pay their respective commodity suppliers before collecting the accounts receivable balances resulting from these sales. WGEServices derives its funding to finance these activities from short-term debt issued by WGL Holdings. Additionally, WGEServices may be required to post collateral, either parent guarantees from WGL Holdings or cash, for certain purchases.
     Variations in the timing of collections of gas costs under Washington Gas’s gas cost recovery mechanisms can significantly affect short-term cash requirements. At June 30, 2010, Washington Gas had a $5.5 million balance of unrecovered gas costs due from customers related to the most recent twelve month gas cost recovery cycle ended August 31, 2009. Most of this balance will be collected from customers in fiscal year 2010. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1st of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At June 30, 2010, Washington Gas had a net regulatory asset balance related to the current gas recovery cycle of $7.8 million.
     WGL Holdings and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. The following is a summary of our committed credit agreements at June 30, 2010.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Committed Credit Available
As of June 30, 2010
Committed credit agreements (In millions)	WGL Holdings	Washington Gas	Total Consolidated

Unsecured revolving credit facility, expires August 3, 2012 (a)	$400.0	$300.0	$700.0
Less: Commercial Paper	(7.0)	-	(7.0)

Net committed credit available	$393.0	$300.0	$693.0

As of September 30, 2009

Committed credit agreements (In millions)	WGL Holdings	Washington Gas	Total Consolidated

Unsecured revolving credit facility, expires August 3, 2012 (a)	$400.0	$300.0	$700.0
Less: Commercial Paper	(59.0)	(124.8)	(183.8)

Net committed credit available	$341.0	$175.2	$516.2

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
     At June 30, 2010 and September 30, 2009, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper of $7.0 million and $183.8 million, respectively, at a weighted average interest rate of 0.30% and 0.27%, respectively. Substantially all of the outstanding notes payable balance at June 30, 2010 was commercial paper issued by WGL Holdings. Of the outstanding notes payable balance at September 30, 2009, $59.0 million was issued by WGL Holdings and $124.8 million was issued by Washington Gas. As of June 30, 2010 and September 30, 2009, there were no outstanding bank loans under WGL Holdings or Washington Gas’s revolving credit facilities.
     To manage credit risk, both Washington Gas and WGEServices may require deposits from certain customers and suppliers, which are reported as current liabilities in “Customer deposits and advance payments.” At June 30, 2010 and September 30, 2009, “Customer deposits and advance payments” totaled $43.2 million and $52.9 million, respectively. For both periods, most of these deposits related to customer deposits for Washington Gas.
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
     Long-Term Cash Requirements and Related Financing
     Our long-term cash requirements primarily depend upon the level of capital expenditures, long-term debt maturities and decisions to refinance long-term debt. Our capital expenditures primarily relate to adding new utility customers and system supply as well as maintaining the safety and reliability of Washington Gas’s distribution system. Refer to the section entitled “Capital Expenditures” for discussion of our capital expenditures forecast and our 2009 Annual Report for further discussion of our long-term debt maturities.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     At June 30, 2010, Washington Gas had the capacity under a shelf registration to issue up to $450.0 million of additional MTNs. Washington Gas has authority from its regulators to issue other forms of debt, including private placements.
     We are exposed to interest-rate risk associated with our debt financing. Washington Gas utilizes derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility. On July 6, 2009, Washington Gas entered into three interest-rate derivative transactions to mitigate a substantial portion of the risk of rising interest rates associated with future debt issuances: (i) a Treasury lock that expired August 11, 2009 at a gain of $311,000, locking in a 3.59% Treasury yield on $50.0 million of ten-year debt that was issued on November 2, 2009; (ii) a forward starting swap that was terminated on April 5, 2010 at a loss of $30,000 and (iii) a forward starting swap that expired June 21, 2010 at a loss of $1.6 million. On April 13, 2010, Washington Gas entered into a forward starting swap that expired May 12, 2010 at a gain of $13,000, in conjunction with a call of $50.0 million of floating rate debt due August 26, 2010. On May 7, 2010, Washington Gas entered into a forward starting swap that expires November 30, 2010, and locks in a 4.16% cost for the treasury exposure on $75 million of 30-year debt. For further discussion of our management of interest-rate risk, refer to Management’s Discussion within our 2009 Annual Report.
     Security Ratings
     The table below reflects the current credit ratings for the outstanding debt instruments of WGL Holdings and Washington Gas. Changes in credit ratings may affect WGL Holdings’ and Washington Gas’s cost of short-term and long-term debt and their access to the capital markets. A security rating is not a recommendation to buy, sell or hold securities. The rating may be subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating. On March 5, 2010, Moody’s Investors Service upgraded the commercial paper rating for WGL Holdings to Prime-2 from Not Prime. On June 16, 2010, Standard & Poor’s Ratings Services upgraded the commercial paper rating for WGL Holdings and Washington Gas to A-1+ from A-1.

Credit Ratings for Outstanding Debt Instruments
	WGL Holdings		Washington Gas
	Unsecured		Unsecured
	Medium-Term Notes	Commercial	Medium-Term	Commercial
Rating Service	(Indicative)(a)	Paper	Notes	Paper

Fitch Ratings	A+	F1	AA-	F1+
Moody’s Investors Service	Not Rated	P-2	A2	P-1
Standard & Poor’s Ratings Services (b)	AA-	A-1+	AA-	A-1+

(a)	Indicates the ratings that may be applicable if WGL Holdings were to issue unsecured MTNs.

(b)	On June 9, 2010, Standard & Poor’s Ratings Services revised its outlook on the long-term debt rating of WGL Holdings and Washington Gas from stable to negative.
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
     Under the terms of WGL Holdings’ and Washington Gas’s credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). In addition, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. The failure to inform the lenders’ agent of changes in these areas deemed material in nature might constitute default under the agreements. Additionally, WGL Holdings’ or Washington Gas’s failure to pay principal or interest when due on any of its other indebtedness may be deemed to be a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At June 30, 2010, we were in compliance with all of the covenants under our revolving credit facilities.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     For certain of Washington Gas’s natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded to or below the lower of a BBB- rating by Standard & Poor’s Ratings Services or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’s credit rating declines, then the counterparty may require additional credit support. At June 30, 2010, Washington Gas would not be required to supply additional credit support by these arrangements if its long-term debt rating were to be downgraded one rating level.
     WGL Holdings has guaranteed payments for certain purchases of natural gas and electricity on behalf of its wholly-owned subsidiary, WGEServices (refer to our 2009 Annual Report for a further discussion of these guarantees). If the credit rating of WGL Holdings declines, WGEServices may be required to provide additional credit support for these purchase contracts. At June 30, 2010, WGEServices would be required to provide $12.0 million in additional credit support for these arrangements if the long-term debt rating of WGL Holdings were to be downgraded one rating level.
     Cash Flows Provided by Operating Activities
     The primary drivers for our operating cash flows are cash payments received from natural gas and electricity customers, offset by our payments for natural gas and electricity costs, operation and maintenance expenses, taxes and interest costs.
     Net cash provided by operating activities totaled $368.7 million for the nine months ended June 30, 2010. Net cash provided by operating activities reflects net income before preferred stock dividends, as adjusted for non-cash earnings and charges and changes in working capital including:
•	Accounts receivable and unbilled revenues—net increased $78.6 million from September 30, 2009, primarily due to increased sales volumes to customers during our winter heating season and increased sales volumes associated with Washington Gas’s asset optimization program and WGEServices electric sales.
•	Storage gas inventory cost levels decreased $80.8 million from September 30, 2009 due to seasonal physical withdrawals.
•	Gas costs and other regulatory assets / liabilities decreased $54.5 million from September 30, 2009 primarily due to the recovery of gas cost under collections related to the prior gas cost recovery cycle and increases in the liability for weather related billing adjustment mechanisms.
•	Accumulated deferred income taxes increased by $75 million from September 30, 2009 due to a change in Washington Gas’s tax accounting method for repair deductions resulting in a deferral of income taxes.
•	Deferred purchased gas costs—net decreased $29.9 million primarily due to recoveries in excess of gas costs incurred.
     Cash Flows Used in Financing Activities
     Cash flows used in financing activities totaled $243.8 million for the nine months ended June 30, 2010, reflecting the retirement of $176.8 million of notes payable, the retirement of $74.4 million of medium term notes and our common and preferred stock dividend payments totaling $57.0 million. Partially offsetting these cash uses was our long-term debt issuance of $51.5 million.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Cash Flows Used in Investing Activities
     During the nine months ended June 30, 2010, cash flows used in investing activities totaled $84.5 million, which primarily consists of capital expenditures made on behalf of Washington Gas.
     Capital Expenditures
     We have revised our five-year capital expenditures budget as reported in our 2009 Annual Report to reflect an increase in projected expenditure related to the replacement and betterment of existing capacity. The revised five-year projection primarily reflects a $115.2 million increase in total capital expenditures from $896.3 million as reported in our 2009 Annual Report, to a revised total of $1,011.5 million. The following table depicts our revised capital expenditures budget for fiscal years 2010 through 2014.

Projected Capital Expenditures
	Fiscal Year Ending September 30,
(in millions)	2010	2011	2012	2013	2014	Total

New business	$48.2	$61.1	$62.8	$65.3	$64.2	$301.6

Replacements - Other	48.0	68.7	70.6	70.9	68.9	327.1

LNG storage facility	0.1	0.7	18.0	64.8	38.1	121.7

SOC redevelopment project	6.4	52.7	18.4	-	-	77.5

Other	47.2	47.3	33.5	31.0	24.6	183.6

Total-accrual basis(a)	$149.9	$230.5	$203.3	$232.0	$195.8	$1,011.5

(a)	Excludes Allowance for Funds Used During Construction. Includes capital expenditures accrued and capital expenditure adjustments recorded in the fiscal year.
     The 2010 to 2014 projected periods include $301.6 million for continued growth to serve new customers, and $327.1 million primarily related to the replacement and betterment of existing distribution facilities, including $109.1 million of expenditures for replacement projects intended to meet the requirements of the Virginia Steps to Advance Virginia’s Energy (SAVE) legislation as described in an application made by Washington Gas with the Virginia Public Service Commission on August 4, 2010. Additionally, the projected period contains capital expenditures to construct a LNG storage facility on land owned by Washington Gas in Chillum, Maryland (refer to the section entitled “Chillum LNG Facility”). Projected expenditures also reflect $77.5 million for the development of new office and operations facilities at the Springfield Operations Center (SOC) and $183.6 million of other expenditures, which include general plant.
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
     Reference is made to the “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” section of Management’s Discussion in our 2009 Annual Report for a detailed discussion of our contractual obligations. Note 4 of the Notes to Consolidated Financial Statements in our 2009 Annual Report includes a discussion of long-term debt, including debt maturities. Note 13 of the Notes to Consolidated Financial Statements in our 2009 Annual Report reflects information about the various contracts of Washington Gas and WGEServices. Additionally, refer to Note 8 regarding the increase in uncertain tax positions of $23 million and Note 14 of the Notes to Consolidated Financial Statements regarding Commitment and Contingencies in this quarterly report.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Construction Project Financing
     To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’s customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender in exchange for the contract payments paid to Washington Gas during the construction period. As the lender funds the construction project, Washington Gas establishes a receivable representing its customers’ obligations to remit principal and interest and a long-term payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the receivable to the lender and removes both the receivable and the long-term financing from its financial statements. As of June 30, 2010, work on these construction projects that was not completed or accepted by customers was valued at $6.3 million, which is recorded on the balance sheet as a receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Once the project is accepted by the customer, the lender has no recourse against Washington Gas related to this long-term debt.
     Financial Guarantees
     WGL Holdings has guaranteed payments for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At June 30, 2010, these guarantees totaled $564.6 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from suppliers when required by our credit policy (refer to the section entitled “Credit Risk” for a further discussion of our credit policy). WGL Holdings has issued guarantees related to purchase commitments of its Capitol Energy Ventures subsidiary. At June 30, 2010, these guarantees totaled $18.0 million. WGL Holdings also issued guarantees totaling $3.0 million at June 30, 2010 that were made on behalf of certain of our non-utility subsidiaries associated with their banking transactions. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
     Chillum LNG Facility
     Washington Gas continues to incorporate in its plans construction of a proposed one billion cubic foot LNG storage facility on the land owned by Washington Gas in Chillum, Maryland, where natural gas storage facilities previously existed for meeting customers’ forecasted peak demand for natural gas. Subject to the resolution of certain legal and regulatory issues, the new storage facility is currently expected to be completed and in service by the 2015-2016 winter heating season at a total estimated cost of $159.0 million.
     On October 30, 2006, the District Council of Prince George’s County, Maryland denied Washington Gas’s application for a special exception related to its proposed construction of the LNG peaking plant because of the District Council’s position that newly enacted zoning restrictions prohibit such construction. Washington Gas appealed this decision to the Prince George’s County Circuit Court (the Circuit Court) on November 22, 2006; however, the case was subsequently sent back to the administrative process by the Circuit Court. On April 16, 2008, Washington Gas filed a Complaint for Declaratory and Injunctive Relief with the United States District Court for the District of Maryland (the U.S. District Court) seeking a declaratory judgment that all local laws relating to safety and location of the facility are preempted by Federal and State law. On March 26, 2010, the U.S. District Court denied Washington Gas’s motion for summary judgment, however, there are further proceedings for consideration of the preemption issues raised by Washington Gas.
     In 2005, Washington Gas requested approval from the Maryland Public Service Commission (PSC of MD) regarding the safety of the proposed facility and compliance with applicable federal regulations. In 2007, the Engineering Division of the PSC of MD

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
confirmed the analyses that had been presented by Washington Gas and found the proposed facility to be safely sited. On March 19, 2009, the PSC of MD docketed a proceeding for the purpose of reviewing Washington Gas’s most recent gas procurement plan including the role the Chillum facility plays in meeting current and future customers’ annual and seasonal natural gas requirements. Refer to the section entitled “Rates and Regulatory Matters—Maryland Jurisdiction—Review of the Company’s 2009-2013 Gas Portfolio Plan” for further discussion of this issue. Washington Gas must begin construction of the storage facility in the spring of 2012 in order for the Chillum Facility to be completed and in service by the 2015-2016 winter heating season. Until the LNG plant is constructed, Washington Gas has planned for alternative sources of supply to meet its customers’ peak day requirements. These plans include capital expenditures related to infrastructure improvements which contribute to providing for adequate system performance based on projected needs.
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
     Through a pipeline replacement project and the construction of a HHC injection facility at the largest gate station that exclusively receives gas from the Cove Point terminal, Washington Gas has reduced the occurrence of new coupling leaks in this area of the distribution system. A recent expansion of the physical capacity of the Cove Point terminal could result in a substantial increase in the receipt of Cove Point gas into additional portions of Washington Gas’s distribution system as greater volumes of Cove Point gas are introduced into other downstream pipelines that provide service to Washington Gas. Based upon engineering and flow studies and our experience, this increase in the receipt of Cove Point gas is likely to result in a significantly greater number of leaks in other parts of Washington Gas’s distribution system, unless our efforts to mitigate these additional leaks are successful. Washington Gas is attempting to mitigate this anticipated increase in leaks through: (i) mechanically coupled pipeline replacement programs; (ii) the operation of two additional HHC injection facilities; (iii) isolating its interstate pipeline receipt points and limiting the amount of gas received, where possible, from pipelines that transport Cove Point gas; and (iv) blending, where possible, the Cove Point gas with other supplies of natural gas from within the continental United States. Washington Gas’s position before the FERC has been that the FERC should condition incremental increases in deliveries from the Cove Point terminal on the appropriate resolution of safety concerns consistent with the public interest. Washington Gas has exhausted its administrative remedies before the FERC but will consider any legal remedies available on an as needed basis.
     Washington Gas installed and operates HHC injection facilities at three gate stations. Assuming current gas flow patterns with the current pipeline supply configurations and ongoing restrictions imposed on the company to limit low-HHC gas recipients, the strategic placement of the three operational HHC injection facilities will inject HHCs into the natural gas supplied to over 95% of the pipelines that contain mechanical couplings within our distribution system. Washington Gas has been granted recovery for a portion of these costs allocable to Virginia and Maryland. Additionally, Washington Gas will seek recovery of the costs of these facilities allocable to the District of Columbia in a future base rate proceeding. Washington Gas expects the cost of these facilities to be recovered in all jurisdictions.
     The cost of these facilities does not include the cost of the HHCs injected into the gas stream at the gate stations. We have been granted cost recovery for the majority of these costs in all three of our jurisdictions (refer to the section entitled “Rates and Regulatory Matters”).
     Washington Gas has replaced or remediated selected mechanically coupled pipelines within the areas of the distribution system that may receive higher concentrations of Cove Point gas, but that will not receive HHC injections. Washington Gas has also planned for additional replacement of mechanically coupled pipeline in other areas of its distribution system. In total, the

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
current estimated cost of planned mechanical coupling remediation and replacement work over the next three years is $82.8 million, which includes $4.0 million as part of a planned mechanically coupled pipe replacement program approved by the Virginia State Corporation Commission (SCC of VA) as part of a settlement of a Virginia rate case and the December 16, 2009 settlement in the District of Columbia that includes a targeted mechanically coupled pipe replacement and encapsulation program which will cost no more than $28.0 million and is expected to take approximately seven years to complete. Rate recovery of the expenditures is provided for in the settlement agreements approved respectively by the SCC of VA and the PSC of DC.
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
     Notwithstanding Washington Gas’s recovery of costs related to the construction of the injection facilities and HHC commodity costs through local regulatory commission action, Washington Gas has pursued all available remedies to keep its customers from having to pay more than their appropriate share of the costs of the remediation to maintain the safety of the Washington Gas distribution system.
     Request for FERC Action Regarding Cove Point
     In November 2005, Washington Gas requested the FERC to require Dominion to demonstrate that the increased volumes of the Cove Point gas resulting from the expansion would flow safely through the Washington Gas distribution system and would be consistent with the public interest. Washington Gas specifically requested that the proposed expansion of the Cove Point LNG terminal be denied until Dominion has shown that the Cove Point gas: (i) is of such quality that it is fully interchangeable with the domestically produced natural gas historically received by Washington Gas and (ii) will not cause harm to its customers or to the infrastructure of Washington Gas’s distribution system.
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
     The FERC held a technical conference on August 14, 2008 “to discuss the nature and progress of remedial measures taken to date, as well as the need and benefit of any other remedial measures that might be taken by Washington Gas and Dominion Cove Point LNG, LP so that Washington Gas’s system can safely accommodate the increased amounts of regasified LNG from Cove Point’s LNG terminal.” Washington Gas filed initial Post Technical Conference Comments on August 19, 2008 and reply Post Technical Conference Comments on August 22, 2008. On October 7, 2008, the FERC issued its reauthorization of the expansion of the Cove Point terminal, allowing construction to continue; however, the FERC limited the amount of vaporized LNG that may flow from the Cove Point terminal into the Columbia Gas Transmission pipeline and ultimately into the distribution system of Washington Gas. On November 6, 2008, Washington Gas filed a Request for Rehearing with the FERC, citing numerous factual and legal errors in the October 7, 2008 reauthorization. The reauthorization fails to adequately address future safety concerns as directed by the Court of Appeals. Although this reauthorization limited the amount of vaporized LNG that may flow from the Cove Point terminal into Washington Gas’s distribution system through the Columbia Gas Transmission pipeline, this limited amount far exceeds any amount of Cove Point gas that has been received by Columbia Gas Transmission to date. On January 15, 2009, the FERC issued an order denying Washington Gas’s request for rehearing and affirmed its reauthorization of the expansion of the Cove Point terminal. On February 13, 2009, Washington Gas filed a request with the FERC for an emergency stay of the effectiveness of the orders the FERC issued on October 7, 2008 and January 15, 2009. On March 19, 2009, the FERC denied Washington Gas’s request for a stay. On March 13, 2009, Washington Gas filed a Petition for Review in the Court of Appeals of the FERC’s order on remand issued on October 7, 2008, and its order on rehearing of the October 7, 2008 order, issued January 15, 2009, that established a cap on the volume of LNG that could be delivered to the Columbia Gas interconnection with the Cove Point pipeline. The October 2008 decision did not fully address the concerns raised earlier by the Court of Appeals — that the Cove Point expansion should not proceed until FERC addressed the safety concerns raised by Washington Gas. On July 20, 2009 the Court of Appeals issued an order setting a briefing schedule with final briefs due on January 27, 2010. Oral argument was held on March 11, 2010. The Court of Appeals issued a decision on April 27, 2010 finding that the FERC had “satisfactorily ensured that the Expansion will not result in an increased risk of unsafe natural gas leakage” and therefore upheld the FERC decision and denied the Company’s petition for review. Washington Gas did not appeal this decision.
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
Additional LNG Supply from the Elba Island Expansion
     On September 20, 2007, the FERC approved the expansion of the existing Elba Island LNG receiving terminal near Savannah, Georgia owned by Southern LNG, Inc. (Southern LNG). Concurrent with this approval, the FERC granted Southern LNG certificate authority to construct and operate a new interstate natural gas pipeline to transport regasified LNG from the Elba Island facility to Georgia and South Carolina. On March 31, 2009, Transcontinental Gas Pipe Line Corporation (Transco) filed with FERC for authority to construct and operate interconnections in Georgia and South Carolina between the Elba Island pipeline and the Transco pipeline. This expansion and the requested interconnections were completed in March 2010. Liquefied natural gas deliveries from Elba Express to Transco will be blended with flowing gas. This low HHC liquefied natural gas will blend with the domestic natural gas typically flowing on Transco, thus reducing the overall HHC level in the gas being delivered to the Washington Gas service territory by Transco through one of four interconnects. This may result in increased leaks in Washington Gas’s distribution system. Washington Gas has the ability to condition the gas, if necessary, at one of the four interconnects. Washington Gas has filed with FERC to challenge Transco’s interconnection request and has conditioned our support of such interconnection on Transco maintaining minimum HHC levels in the blended gas that would be delivered into the Washington Gas system. On September 17, 2009, the FERC issued an order granting Transco’s request for authorization to construct the interconnections between the Elba Island facility and the Transco pipeline. The FERC stated that Washington Gas had not raised any new

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
evidence to support claims of damage to the distribution system and that the Cove Point orders had addressed the same issues. The FERC also found it was unreasonable to impose restrictions on a long distance pipeline to accommodate the Washington Gas system. On October 19, 2009, Washington Gas filed a rehearing request of the FERC order with the FERC. On February 18, 2010, the FERC issued an order denying the rehearing request of Washington Gas. Washington Gas did not appeal the decision.
     CREDIT RISK
     Wholesale Credit Risk
     Certain wholesale suppliers that sell natural gas to Washington Gas and/or WGEServices either have relatively low credit ratings or are not rated by major credit rating agencies.
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
     WGEServices is also subject to the credit policy requirements of their counterparties which under certain circumstances require similar credit enhancements from WGEServices under these contracts. WGEServices’ credit risks may extend beyond the price or payment risk outlined above to the extent that cash collateral has been provided to the counterparty. At June 30, 2010, WGEServices had provided $16.9 million in cash collateral to supplier counterparties.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of June 30, 2010 for both Washington Gas and WGEServices, separately.

Credit Exposure to Wholesale Counterparties (In millions)
		Offsetting		Number of	Net Exposure of
	Exposure	Credit		Counterparties	Counterparties
	Before Credit	Collateral	Net	Greater	Greater Than
Rating (a)	Collateral(b)	Held(c)	Exposure	Than 10%(d)	10%

Washington Gas
Investment Grade	$30.6	$-	$30.6	3	$28.8
Non-Investment Grade	1.2	-	1.2	-	-
No External Ratings	0.3	-	0.3	-	-

WGEServices
Investment Grade	$0.1	$-	$0.1	2	$0.1
Non-Investment Grade	-	-	-	-	-
No External Ratings	-	-	-	-	-

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
     WGEServices is also exposed to the risk of non-payment of invoiced sales by its retail customers. WGEServices manages this risk by evaluating the credit quality of new customers as well as by monitoring collections from existing customers. To the extent necessary, WGEServices can obtain collateral from, or terminate service to its existing customers based on credit quality criteria. The PSC of MD has recently approved proposals by certain electric utilities to purchase the receivables of competitive suppliers who render their charges through the utilities billing process. The MD PSC approval included implementation of the purchase of receivables by certain electric utilities beginning July 2010. The PSC of MD is also reviewing and evaluating similar proposals by other utilities including gas utilities. WGEServices bills the majority of its customers through utilities, and the shift to this new purchase of receivables will affect WGEServices billing practices, cash collections and bad debt expense.
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
     Washington Gas has specific regulatory approval in the District of Columbia and Virginia to use forward contracts and option contracts to hedge against potential price volatility for a limited portion of its natural gas purchases for firm customers. Specifically, Washington Gas has approval to: (i) buy gas in advance using forward contracts; (ii) purchase call options that lock in a maximum price when Washington Gas is ready to buy gas and (iii) use a combination of put and call options to limit price exposure within an acceptable range. Regulatory approval for Virginia is permanent. The regulatory approval in the District of Columbia is pursuant to a pilot program, and Washington Gas will be seeking to continue this program. Washington Gas currently has no regulatory approval for hedging in Maryland but has requested this approval. The request is currently being reviewed by the Maryland Commission. The PSC of MD issued an order on April 28, 2010 requesting further information before approving Washington Gas’s proposed plans for summer hedging. The Order required Washington Gas to file its proposed interim hedging program for the Summer Storage Injection Season 2010 and winter 2010-2011 heating season by May 7, 2010. On July 21, 2010, the Commission issued an Order approving the proposed hedging program for the remainder of the 2010 summer storage injection season. On July 22, 2010, the Commission issued a Notice for Comment and of Hearing on the Company’s winter hedging proposal. Comments were submitted by the Commission Staff (recommends approval with conditions) and the Maryland Office of People’s Counsel (has no objection to the program with conditions) on August 4, 2010. A hearing on the merits of the winter hedging proposal is scheduled before the Maryland Commission on August 12, 2010.
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
     The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives during the nine months ended June 30, 2010:

Regulated Utility Segment
Changes in Fair Value of Energy-Related Derivatives
(In millions)

Net assets (liabilities) at September 30, 2009	$5.6
Net fair value of contracts entered into during the period	4.5
Other changes in net fair value	25.0
Realized net settlement of derivatives	(6.3)

Net assets (liabilities) at June 30, 2010	$28.8

Regulated Utility Segment
Roll Forward of Energy-Related Derivatives
(In millions)

Net assets (liabilities) at September 30, 2009	$5.6
Recorded to income	19.6
Recorded to regulatory assets/liabilities	8.7
Net option premium payments	1.2
Realized net settlement of derivatives	(6.3)

Net assets (liabilities) at June 30, 2010	$28.8

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     The maturity dates of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives recorded at fair value at June 30, 2010, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Regulated Utility Segment
Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives
Years Ended September 30,
		Remainder
(In millions)	Total	2010	2011	2012	2013	2014	Thereafter

Level 1 — Quoted prices in active markets	$-	$-	$-	$-	$-	$-	$-
Level 2 — Significant other observable inputs	12.2	1.9	6.6	0.1	1.5	0.3	1.8
Level 3 — Significant unobservable inputs	16.6	(3.7)	0.1	4.2	3.9	3.6	8.5

Total net assets (liabilities) associated with our energy-related derivatives	$28.8	$(1.8)	$6.7	$4.3	$5.4	$3.9	$10.3

     Refer to Notes 10 and 11 of the Notes to Consolidated Financial Statements in this quarterly report for a further discussion of our derivative activities and fair value measurements.
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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the retail energy-marketing segment’s energy-related derivatives for both natural gas and electricity during the nine months ended June 30, 2010:

Retail Energy-Marketing Segment
Changes in Fair Value of Energy-Related Derivatives
(In millions)

Net assets (liabilities) at September 30, 2009	$(25.5)
Net fair value of contracts entered into during the period	(11.7)
Other changes in net fair value	(6.8)
Realized net settlement of derivatives	15.5

Net assets (liabilities) at June 30, 2010	$(28.5)

Retail Energy-Marketing Segment
Roll Forward of Energy-Related Derivatives
(In millions)

Net assets (liabilities) at September 30, 2009	$(25.5)
Recorded to income	(15.8)
Recorded to accounts payable	(3.2)
Net option premium payments	0.5
Realized net settlement of derivatives	15.5

Net assets (liabilities) at June 30, 2010	$(28.5)

     The maturity dates of our net assets (liabilities) associated with the retail energy-marketing segment’s energy-related derivatives recorded at fair value at June 30, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Retail Energy Marketing Segment
Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives
Years Ended September 30,
		Remainder
(In millions)	Total	2010	2011	2012	2013	2014	Thereafter

Level 1 — Quoted prices in active markets	$-	$-	$-	$-	$-	$-	$-
Level 2 — Significant other observable inputs	(13.2)	(2.2)	(8.0)	(1.7)	(1.2)	(0.1)	-
Level 3 — Significant unobservable inputs	(15.3)	0.4	(7.5)	(6.8)	(1.4)	-	-

Total net assets (liabilities) associated with our energy-related derivatives	$(28.5)	$(1.8)	$(15.5)	$(8.5)	$(2.6)	$(0.1)	$-

     Refer to Note 8 and 9 of the Notes to Consolidated Financial Statements in this quarterly report for a further discussion of our derivative activities and fair value measurements.
     Value-at-Risk. WGEServices measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGEServices’ value-at-risk at June 30, 2010 was approximately $40,000 and $162,000, related to its natural gas and electric portfolios, respectively.
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
     Billing Adjustment Mechanisms. In Maryland, Washington Gas has a revenue normalization agreement (RNA) billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. In Virginia, Washington Gas has a Weather Normalization Adjustment (WNA) mechanism which is a billing adjustment mechanism that is designed to eliminate the effect of variations in weather from normal levels on utility net revenues. The SCC of VA, in its order on March 26, 2010 accepted a decoupling mechanism which adjusts weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts effective May 1, 2010 for residential customers. The order rejected the adoption of a commercial energy efficiency program and an associated decoupling rate mechanism for commercial customers. Washington Gas prepared a filing to address concerns raised by the SCC of VA associated with the commercial energy efficiency program. Should the SCC of VA approve a revision to the commercial energy efficiency program, a decoupling rate mechanism for commercial customers would be approved for implementation. The SCC of VA approval of this filing is expected prior to the winter of 2010-2011.
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
Interest-Rate Risk
     We are exposed to interest-rate risk associated with our short-term and long-term financing. Washington Gas utilizes derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility. On July 6, 2009, Washington Gas entered into three interest-rate derivative transactions to mitigate a substantial portion of the risk of rising interest rates associated with future debt issuances, all of which were settled as of June 30, 2010. In addition, on April 13, 2010, Washington Gas executed a forward starting swap expiring in May related to the call of $50 million of floating rate debt. On May 7, 2010, Washington Gas executed a forward starting swap expiring in November 2010 related to $75 million of floating rate debt. Refer to the section entitled “ Long-Term Cash Requirements and Related Financing ” for further discussion of our interest-rate risk management activity.

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
     RESULTS OF OPERATIONS — Three Months Ended June 30, 2010 vs. June 30, 2009
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
     Washington Gas reported a net loss applicable to common stock of $10.7 million for the three months ended June 30, 2010, compared to a net loss applicable to common stock of $2.6 million reported for the same three months of the prior fiscal year. The increase in net loss primarily reflects: (i) $8.4 million of higher employee benefit expense due to changes in plan asset values and plan valuation assumptions and a loss recognized for a partial settlement of the SERP; (ii) increased tax expense of $1.1 million reflecting a higher effective tax rate; (iii) $1.6 million of unfavorable effects of changes in natural gas consumption patterns; (iv) a $0.6 million decrease in unrealized margins associated with our asset optimization program and (v) $0.5 million decrease in realized margins associated with our asset optimization program. Partially offsetting this decrease were: (i) an increase in revenue of $0.7 million related to growth of over 8,300 average active customer meters; (ii) $0.7 million related to uncollectible accounts; (iii) $1.2 million due to lower regulatory obligations under the Virginia Earnings Sharing Mechanism (ESM) and (iv) a decrease in interest expense of $0.7 million primarily due to lower weighted average interest rates and balances associated with our borrowings.
     Key gas delivery, weather and meter statistics are shown in the table below for the three months ended June 30, 2010 and 2009.

Gas Deliveries, Weather and Meter Statistics
	Three Months Ended
	June 30,		Increase/
	2010	2009	(Decrease)

Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	75.6	99.2	(23.6)
Gas delivered for others	66.5	69.0	(2.5)

Total firm	142.1	168.2	(26.1)

Interruptible
Gas sold and delivered	0.3	0.7	(0.4)
Gas delivered for others	47.0	55.1	(8.1)

Total interruptible	47.3	55.8	(8.5)

Electric generation—delivered for others	44.6	12.4	32.2

Total deliveries	234.0	236.4	(2.4)

Degree Days
Actual	217	343	(126)
Normal	300	302	(2)
Percent colder (warmer) than normal	(27.7)%	13.6%	n/a
Average active customer meters	1,077,562	1,069,189	8,373
New customer meters added	2,710	2,064	646

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
     During the quarter ended June 30, 2010, total gas deliveries to firm customers were 142.1 million therms compared to 168.2 million therms delivered in the same quarter of the prior fiscal year. This comparison in natural gas deliveries to firm customers reflects warmer weather in the current three-month period than in the same period of the prior fiscal year.
     Weather, when measured by HDDs, was 27.7% warmer than normal in the third quarter of fiscal year 2010, compared to 13.6% colder than normal for the same quarter of fiscal year 2009. Including the effects of our weather protection strategy, there were no material effects on net income attributed to colder or warmer weather on either the quarter ended June 30, 2010 or June 30, 2009.
     Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers were 47.3 million therms during the third quarter of fiscal year 2010, compared to 55.8 million therms for the same quarter last year, reflecting decreased demand due to weather.
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
     Gas Service for Electric Generation. Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the three months ended June 30, 2010, deliveries to these customers increased by 32.2 million therms, when compared to the same quarter of the prior fiscal year. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.
     RESULTS OF OPERATIONS — Nine Months Ended June 30, 2010 vs. June 30, 2009
     Washington Gas reported net income applicable to common stock of $120.6 million for the nine months ended June 30, 2010, compared to a net income applicable to common stock of $126.2 million reported for the same nine months of the prior fiscal year. The decrease in net income primarily reflects: (i) $12.4 million in higher employee benefit expense due to changes in plan asset values and plan valuation assumptions and a loss recognized for a partial settlement of the SERP; (ii) a $6.6 million decrease in the recovery of storage carrying costs on lower average storage gas inventory balances; and (iii) a $4.6 million reversal of a reserve in fiscal year 2009 for disallowed natural gas costs in Maryland due to a favorable February 5, 2009 order from the Public Service Commission of Maryland (PSC of MD); (iv) $2.0 million in higher property taxes; and (v) $1.6 million in higher taxes reflecting a higher effective income tax rate. Partially offsetting this decrease was: (i) $5.0 million of favorable effects of changes in natural gas consumption patterns; (ii) $5.1 million related to the Virginia Earnings Sharing Mechanism (ESM); (iii) a decrease in interest expense of $4.0 million primarily due to lower weighted average interest rates associated with our borrowings; (iv) an increase in revenues of $3.4 million reflecting the growth of over 8,900 average active customer meters; (v) a $3.0 million increase in unrealized margins associated with our asset optimization program and (vi) $2.2 million lower costs for weather protection products related to the District of Columbia.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Key gas delivery, weather and meter statistics are shown in the table below for the nine months ended June 30, 2010 and 2009.

Gas Deliveries, Weather and Meter Statistics
	Nine Months Ended
	June 30,		Increase/
	2010	2009	(Decrease)

Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	782.2	839.0	(56.8)
Gas delivered for others	437.0	416.6	20.4

Total firm	1,219.2	1,255.6	(36.4)

Interruptible
Gas sold and delivered	3.2	2.9	0.3
Gas delivered for others	222.5	228.5	(6.0)

Total interruptible	225.7	231.4	(5.7)

Electric generation—delivered for others	68.1	58.8	9.3

Total deliveries	1,513.0	1,545.8	(32.8)

Degree Days
Actual	3,825	4,203	(378)
Normal	3,751	3,759	(8)
Percent colder (warmer) than normal	2.0%	11.8%	n/a
Average active customer meters	1,074,619	1,065,925	8,694
New customer meters added	7,783	8,093	(310)

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
     During the nine months ended June 30, 2010, total gas deliveries to firm customers were 1,219.2 million therms compared to 1,255.6 million therms delivered in the same period of the prior year. This comparison in natural gas deliveries to firm customers reflects warmer weather in the current nine month period than in the same period of the prior fiscal year.
     Weather, when measured by HDDs, was 2.0% colder than normal in the nine months ended June 30, 2010, compared to 11.8% colder than normal for the same period of the prior year. Including the effects of our weather protection strategy, there were no material effects on net income attributed to colder or warmer weather on either the nine months ended June 30, 2010 or June 30, 2009.
     Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers were 225.7 million therms during the nine months ended June 30, 2010, compared to 231.4 million therms for the same nine month period of the prior year, reflecting decreased demand due to weather.
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
     Gas Service for Electric Generation. Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the nine months ended June 30, 2010, deliveries to these customers increased by 9.3 million therms, when compared to the same period of the prior fiscal year. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.
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
     As of June 30, 2010 Washington Gas has incurred cumulative total hexane costs of $2.5 million related to the District of Columbia of which approximately $1.0 million has been recovered and $1.5 million has been deferred as a regulatory asset.
     Revenue Normalization Adjustment. On December 21, 2009, Washington Gas filed a revised tariff application seeking approval of an RNA, a sales adjustment mechanism that decouples Washington Gas’s non-gas revenues from actual delivered volumes of gas. On December 22, 2009, the DC OPC filed a motion requesting that the PSC of DC establish public hearing procedures to examine the merits of Washington Gas’s RNA application. Washington Gas filed an opposition to the DC OPC’s motion on January 4, 2010. The PSC of DC issued an order on January 19, 2010 granting the DC OPC’s motion for evidentiary hearing and initiated a rate proceeding to consider issues surrounding Washington Gas’s tariff application. On April 2, 2010, the PSC of DC issued an order designating issues to be addressed and establishing a procedural schedule for the case. Washington Gas filed supplemental testimony on April 13, 2010. The DC OPC, the District of Columbia Office of the Environment (DC Government) and the Apartment and Office Building Association of Metropolitan Washington (AOBA) filed direct testimony on May 17, 2010. Washington Gas filed rebuttal testimony on June 29, 2010. Evidentiary hearings were held on July 27-29, 2010.
     Maryland Jurisdiction
     Order on and Reviews of Purchased Gas Charges. Each year, the PSC of MD reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’s purchased gas costs are reasonable. On March 14, 2006, in connection with the PSC of MD’s annual review of Washington Gas’s gas costs that were billed to customers in Maryland from September 2003 through August 2004, a Hearing Examiner of the PSC of MD issued a proposed order approving purchased gas charges of Washington Gas for the twelve-month period ended August 2004, except for $4.6 million of such charges that the Hearing Examiner recommended be disallowed because, in the opinion of the Hearing Examiner, they were not reasonably incurred. As a result, during the fiscal year ended September 30, 2006, Washington Gas accrued a liability of $4.6 million related to the proposed disallowance of these purchased gas charges.
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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     A hearing was held March 27, 2009 on Washington Gas’s purchased gas charges for the twelve month period ended August 31, 2008. No party challenged Washington Gas’s gas costs incurred during the period, but the Staff of the PSC of MD (MD Staff) and the PSC of MD Office of the People’s Counsel (MD OPC) requested that the case remain open subject to any changes that may result from the final PSC of MD order regarding Washington Gas’s asset management and gas purchase practices (refer to the section entitled “Investigation of Asset Management and Gas Purchase Practices” for a further discussion of this case). On April 23, 2010, the Hearing Examiner issued a Proposed Order which approved Washington Gas’s gas costs for the period, subject to any changes which may arise from the Commission’s final order in the asset management investigation in Case No. 9158. The Proposed Order was not appealed by any party and became a final order of the Commission on May 25, 2010.
     A hearing was held on March 25, 2010 on Washington Gas’s purchased gas charges for the twelve month period ended August 31, 2009. The parties filed initial briefs on April 30, 2010 and reply briefs on May 21, 2010. The Staff of the PSC of MD and the MD OPC are challenging a portion of the Company’s gas costs averring that the Company did not have authority under its tariff to cash-out over-deliveries by suppliers over the 12-months ended March 2009 and also asserting that the Company used an” excessive price” as the cash-out price. Staff recommends that a second phase to the proceeding be initiated to investigate these assertions. The Company has denied both these assertions. The parties are awaiting a decision from the Hearing Examiner.
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
     On November 2, 2009, the Chief Hearing Examiner of the PSC of MD issued a Proposed Order of Hearing Examiner (POHE) which supports Washington Gas’s move to self-optimization of its gas assets, concluding that “the evidence on the record in this case is overwhelming that Washington Gas’s decision to transition to self-management has in fact been prudent and resulted in substantial rate benefits...” The POHE also approved Washington Gas’s proposal for the sharing of margins from asset optimization between Washington Gas and customers based on a graduated, tiered approach. The POHE directed Washington Gas to pass credits to customers through the PGC provision.
     The POHE approved Washington Gas’s current methodology for pricing storage injections. However, the POHE stated that the parties will have 60 days from the date of a final order in the case to suggest any alternative pricing methods. The POHE also directed Washington Gas to consult with the other parties to develop greater transparency and separate accounting or tracking of asset optimization activities and to provide a proposal or report within 60 days after a final order is issued.
     The POHE directed Washington Gas to include language in its tariff that would prevent losses from asset optimization activity over a full year from being passed on to ratepayers, but recognizes that timing differences or accounting adjustments, which may appear as a loss in a particular month, may occur.
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
     Review of the Company’s 2009 — 2013 Gas Portfolio Plan. On March 19, 2009, the PSC of MD docketed a proceeding to review the Washington Gas’s 2009 — 2013 Gas Portfolio Plan, specifically noting Washington Gas’s plans to build an on-system peaking facility on the grounds of the decommissioned Chillum gas storage holders in Chillum, Maryland. Refer to the section entitled “Chillum LNG Facility” for further discussion of this matter. A pre-hearing conference was held on April 15, 2009, at which time interventions were granted and a procedural schedule was established. Upon consideration of a motion to combine review of Washington Gas’s Gas Portfolio Plans, on January 6, 2010, the PSC of MD consolidated this proceeding with Washington Gas’s 2010 — 2014 Gas Portfolio Plan, which was filed on November 17, 2009. Washington Gas filed supplemental testimony on February 18, 2010. Testimony by the Staff of the PSC of MD, the MD OPC and other interveners was filed on April 14, 2010 and Rebuttal Testimony was filed on May 28, 2010. Washington Gas announced on May 6, 2010, that it projected a new in-service date for the on-system peaking facility until the 2015-2016 winter heating season. As a result, at a motions hearing on June 10, 2010, the Hearing Examiner ruled that the facility is not subject to review as part of the Gas Portfolio Plans being considered in the current proceeding, which had a term from 2010 — 2014. Hearings were held on June 15 and 16, 2010 on the remaining issues in the case. Initial briefs are due August 13, 2010 and reply briefs are due September 17, 2010.
     Virginia Jurisdiction
     Conservation and Ratemaking Efficiency Plan. On September 29, 2009, Washington Gas filed with the SCC of VA an application which included a portfolio of conservation and energy efficiency programs, an associated cost recovery provision and a decoupling mechanism which will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts. An evidentiary hearing in the proceeding was held on February 9, 2010. On March 26, 2010 the SCC of VA issued an Order approving a decoupling rate mechanism for residential customers and six residential energy efficiency programs and the cost recovery mechanism for those programs. Washington Gas filed compliance tariffs with the Staff of the SCC of VA on April 19, 2010 to implement the Conservation and Ratemaking Efficiency Plan on May 1, 2010. The Company began applying the decoupling mechanism in Virginia in its July billings consistent with the Commission’s approval. On July 22, 2010, Washington Gas filed an amendment to the CARE Plan to include small commercial and industrial customers in Virginia. The application included a portfolio of conservation and energy efficiency programs, an associated cost recovery provision and a decoupling mechanism and will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts. The Company is currently awaiting the establishment of a docket number and procedural schedule.
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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     On May 4, 2009, the Staff of the SCC of VA issued a report, commenting on the amount of the ESM liability that had been reported for the fiscal year ending September 30, 2008. Washington Gas filed its response to the Staff report on June 18, 2009. On July 17, 2009, Washington Gas and the Staff of the SCC of VA filed a joint motion to approve stipulation and close proceeding with the SCC of VA whereby the Staff of the SCC of VA and Washington Gas agreed upon the appropriate refund to ratepayers under the ESM. The overall difference between the Staff position and Washington Gas’s position was not material to the financial statements of Washington Gas. On July 24, 2009, the SCC of VA granted the joint motion and accepted the stipulation submitted by Washington Gas and the Staff of the SCC of VA in its final order approving the ESM liability for fiscal year 2008. In accordance with the provisions of its VA tariff, Washington Gas began crediting customers’ bills in April 2009 for the fiscal year 2008 ESM liability. The credits continued through March, 2010. At June 30, 2010, Washington Gas had fully refunded the ESM liability to its customers.
     On January 28, 2010, Washington Gas filed its annual information filing indicating that there was no ESM liability for fiscal year 2009. On May 24, 2010 the Staff issued its report to the SCC of VA on the annual informational filing and the ESM. The Staff of the SCC of VA concurred with Washington Gas that Virginia jurisdictional results did not generate an ESM liability for fiscal year 2009. On June 9, 2010 Washington Gas filed notice that it had no comments on the Staff’s report. On June 30, 2010, the SCC of VA accepted the Staff’s report and agreed that there was no ESM liability for fiscal year 2009.
     Based on the results reflected in the annual information filing, Washington Gas has recorded revenue of approximately $0.5 million of previously expensed hexane costs and on June 23, 2010 filed an application with the SCC of VA requesting the authority to bill the cost of this hexane to customers in accordance with the provision of the Settlement Stipulation in the last rate proceeding. The SCC of VA has not issued a procedural schedule in this proceeding. On July 22, 2010, the Commission issued an Order for Notice and Comment in this proceeding. The Company is required to file direct testimony by August 18, 2010 with the Staff’s Report due October 21, 2010. The Company’s response to the Staff’s Report is due November 4, 2010.
     On an interim basis, Washington Gas records the effects of the ESM based on year-to-date earnings in relation to estimated annual earnings as calculated for regulatory purposes. Based on expected results for 2010, no liability has been recognized for 2010 and Washington Gas has accrued revenue of approximately $1.0 million related to the recovery of hexane costs incurred in Virginia in 2010.
     On November 16, 2007, the PSC of MD issued a final order in a rate case, which established a phase-two proceeding to review Washington Gas’s request to implement a PBR plan and issues raised by the parties associated with Washington Gas’s BPO agreement. On September 4, 2008, a proposed order of the Hearing Examiner was issued in this phase-two proceeding. Consistent with Washington Gas’s current accounting methodology, the proposed order approved 10-year amortization accounting for initial implementation costs related to Washington Gas’s BPO plan. At June 30, 2010 and September 30, 2009, we had recorded a regulatory asset of $6.7 million and $7.4 million, respectively, net of amortization, related to initial implementation costs allocable to Maryland associated with our BPO plan. Washington Gas’s application seeking approval of a PBR plan was denied. Additionally, the proposed order (i) directs Washington Gas to obtain an independent management audit related to issues raised in the phase-two proceeding and (ii) directs the initiation of a collaboration process in which Washington Gas is directed to engage in discussions with the Staff of the PSC of MD (MD Staff), the MD OPC and interested parties to develop appropriate customer service metrics and a periodic form for reporting results similar to the metrics filed by Washington Gas as part of the approved settlement in Virginia. This proposed order has been appealed by the MD Staff, the MD OPC and other parties. Washington Gas’s reply memorandum on appeal was filed on November 5, 2008. A final decision by the PSC of MD is pending.
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
     On February 5, 2010, the PSC of MD issued an order on appeal. The order affirmed the proposed order with two exceptions: (i) it directed the parties to confer and report on a prospective allocation method for reimbursements and (ii) it directed Washington Gas to amortize its $13.3 million reserve deficiency imbalance over a 33.5 year time frame. On March 26, 2010, Washington Gas made a compliance filing with the PSC of MD to revise its depreciation rates in accordance with the Commission’s February 5, 2010 Order. Under Washington Gas’s proposed revised depreciation rates, annual depreciation expense applicable to Maryland would be reduced by $11,366,000. As required by the Commission’s Order in Washington Gas’s most recent base rate case in Maryland, as part of its compliance filing, Washington Gas also filed revised base rates to reflect the decrease in annual depreciation expense in Maryland. The MD Staff challenged Washington Gas’s proposed depreciation rates and supported alternative depreciation rates which would reduce depreciation expense by $11,426,000. On May 12, 2010 the Commission approved the revised depreciation rates and base rates proposed by Staff effective June 1, 2010. On May 25, 2010, Washington Gas filed a revised compliance filing reflecting the $11,426,000 reduction in base rates.

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
ITEM 4. CONTROLS AND PROCEDURES
     Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that WGL Holdings’ disclosure controls and procedures are effective. There have been no changes in the internal control over financial reporting of WGL Holdings during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL Holdings.

WGL Holdings, Inc.
Washington Gas Light Company
Part II—Other Information
ITEM 1. LEGAL PROCEEDINGS
     The nature of our business ordinarily results in periodic regulatory proceedings before various state and federal authorities and litigation incidental to the business. For information regarding pending federal and state regulatory matters, see Note 14 — Commitments and Contingencies, contained in Part 1 under the Notes to Consolidated Financial Statements.
ITEM 6.                 EXHIBITS

Exhibits Filed Herewith:

10.1	Master Construction Contract, effective June 8, 2010, with Hitt Contracting Inc., related to general contracting services for the Washington Gas Springfield Operations Center redevelopment project.

31.1	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits Submitted Herewith:

101	The following materials from the WGL Holdings, Inc. and Washington Gas Light Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 6, 2010 formatted in Extensible Business Reporting Language (XBRL):*

(i) Consolidated Balance Sheets (Unaudited);

(ii) Consolidated Statements of Income (Unaudited);

(iii) Consolidated Statements of Cash Flows (Unaudited);

(iv) Balance Sheets (Unaudited);

(v) Statements of Income (Unaudited);

(vi) Statements of Cash Flows (Unaudited) and

(vii) Related Footnotes (Unaudited).

Exhibits Incorporated by Reference:

3	Articles of Incorporation & Bylaws:

Washington Gas Light Company Charter, filed on Form S-3 dated July 21, 1995.

WGL Holdings, Inc. Charter, filed on Form S-4 dated February 2, 2000.

Bylaws of WGL Holdings, Inc. as amended on March 5, 2009, filed as Exhibit 3(ii) to Form 8-K on March 6, 2009.

WGL Holdings, Inc.
Washington Gas Light Company
Part II—Other Information

Bylaws of Washington Gas Light Company as amended on September 23, 2009, filed as Exhibit 3(ii) to Form 8-K on September 25, 2009.

22	Published Report Regarding Matters Submitted to Vote of Security Holders:

Submission of Matters to a Vote of Security Holders, filed as Exhibit 5.07 to Form 8-K dated March 9, 2010.

*	Attached as Exhibit 101 to this Quarterly Report are the financial statements and related footnotes of WGL Holdings, Inc. and Washington Gas Light Company formatted in extensible business reporting language (XBRL). Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability. We also make available on our web site the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

WGL Holdings, Inc.
Washington Gas Light Company
Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

WGL HOLDINGS, INC.

and

WASHINGTON GAS LIGHT COMPANY
(Co-Registrants)

Date: August 6, 2010	/s/ Mark P. O’Flynn
Mark P. O’Flynn
Controller
(Principal Accounting Officer)