Form 10-K
period 2010-09-30
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2010-11-24
CIK 104819, 1103601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2010

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

Securities registered pursuant to Section 12(b) of the Act (as of September 30, 2010):

Title of each class	Name of each exchange on which registered

WGL Holdings, Inc. common stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act (as of September 30, 2010):

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

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ].

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
(Do not check if a smaller reporting company)

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes [  ]  No [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant, WGL Holdings, Inc., amounted to $1,737,314,514 as of March 31, 2010.

WGL Holdings, Inc. common stock, no par value outstanding as of October 31, 2010: 51,071,533 shares.

All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of October 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of WGL Holdings, Inc.’s definitive Proxy Statement and Washington Gas Light Company’s definitive Information Statement in connection with the 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and 14C not later than 120 days after September 30, 2010, are incorporated in Part III of this report.

WGL Holdings, Inc.
Washington Gas Light Company
For the Fiscal Year Ended September 30, 2010

Table of Contents

PART I

Introduction
	Filing Format	1
	Safe Harbor for Forward-Looking Statements	1
Glossary of Key Terms		3
Item 1.	Business
	Corporate Overview	5
	Industry Segments	5
	Environmental Matters	14
	Other Information	15
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	20
Item 3.	Legal Proceedings	21
Executive Officers of the Registrants		22

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6.	Selected Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	70
Item 8.	Financial Statements and Supplementary Data	70
	WGL Holdings, Inc.	71
	Washington Gas Light Company	76
	Notes to Consolidated Financial Statements	81
	Supplementary Financial Information—Quarterly Financial Data (Unaudited)	134
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	135
Item 9A.	Controls and Procedures—WGL Holdings, Inc.	135
Item 9B.	Other Information	137
PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrants	138
Item 11.	Executive Compensation	138
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	138
Item 13.	Certain Relationships and Related Transactions, and Director Independence	138
Item 14.	Principal Accounting Fees and Services	138

PART IV

Item 15.	Exhibits and Financial Statement Schedules	139
Signatures		147

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

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) included under Item 7 is divided into two major sections for WGL Holdings and Washington Gas. The Consolidated Financial Statements of WGL Holdings and the Financial Statements of Washington Gas are included under Item 8 as well as the Notes to Consolidated Financial Statements that are presented on a combined basis for both WGL Holdings and Washington Gas.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans,” and similar expressions, or future or conditional verbs such as “will,” “should,” “would” and “could.” Although the registrants, WGL Holdings and Washington Gas, believe such forward-looking statements are based on reasonable assumptions, they cannot give assurance that every objective will be achieved. Forward-looking statements speak only as of today, and the registrants assume no duty to update them. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	the level and rate at which costs and expenses are incurred and the extent to which they are allowed to be recovered from customers through the regulatory process in connection with constructing, operating and maintaining Washington Gas’s natural gas distribution system;

•	the ability to implement successful approaches to modify the current or future composition of gas delivered to customers or to remediate the effects of the current or future composition of gas delivered to customers, as a result of the introduction of gas from the Dominion Cove Point or Elba Island facility to Washington Gas’s natural gas distribution system;

•	the availability of natural gas supply and interstate pipeline transportation and storage capacity;

•	the ability of natural gas producers, pipeline gatherers and natural gas processors to deliver natural gas into interstate pipelines for delivery by those interstate pipelines to the entrance points of Washington Gas’s natural gas distribution system as a result of factors beyond our control;

•	changes and developments in economic, competitive, political and regulatory conditions;

•	changes in capital and energy commodity market conditions;

•	changes in credit ratings of debt securities of WGL Holdings or Washington Gas that may affect access to capital or the cost of debt;

•	changes in credit market conditions and creditworthiness of customers and suppliers;

•	changes in relevant laws and regulations, including tax, environmental, pipeline integrity and employment laws and regulations;

•	legislative, regulatory and judicial mandates or decisions affecting business operations or the timing of recovery of costs and expenses;

•	the timing and success of business and product development efforts and technological improvements;

•	the pace of deregulation efforts and the availability of other competitive alternatives to our products and services;

•	changes in accounting principles;

WGL Holdings, Inc.
Washington Gas Light Company

•	new commodity purchase and sales contracts or financial contracts and modifications in the terms of existing contracts that may materially affect fair value calculations under derivative accounting requirements;

•	the ability to manage the outsourcing of several business processes;

•	acts of nature;

•	terrorist activities and

•	other uncertainties.

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

Business Process Outsourcing (BPO) Agreement: An agreement whereby a service provider performs certain functions that have historically been performed by Washington Gas employees and resources.

CARE: A decoupling rate mechanism designed to adjust the actual non-gas distribution revenues to the level of allowed distribution revenues authorized in the Company’s most recent rate case proceeding.

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

Gross Margin: A non-GAAP measure calculated as operating revenues, less the associated cost of natural gas or electricity and revenue taxes. Used to measure the success of the retail energy-marketing segment’s core strategy for the sale of natural gas and electricity.

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

WGL Holdings, Inc.
Washington Gas Light Company

Normal Weather: A forecast of expected HDDs or CDDs based on historical HDD or CDD data.

Optimization: A program to extract value from natural gas transportation and storage capacity resources during periods when these resources are not being used.

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

Sendout: The total gas that is produced, purchased, or withdrawn from storage within a certain interval of time.

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

Utility Net Revenues: A non-GAAP measure calculated as operating revenues less the associated cost of energy and applicable revenue taxes. Used to analyze the profitability of the regulated utility segment, as the cost of gas associated with sales to customers and revenue taxes are generally pass through amounts.

Value-At-Risk: A risk measurement that estimates the largest expected loss over a specified period of time under normal market conditions within a specified probabilistic confidence interval.

Washington Gas: Washington Gas Light Company is a subsidiary of WGL Holdings, Inc. that sells and delivers natural gas primarily to retail customers in accordance with tariffs approved by the PSC of DC, the PSC of MD and the SCC of VA.

Washington Gas Resources: Washington Gas Resources Corporation is a subsidiary of WGL Holdings, Inc. that owns the majority of the non-utility subsidiaries.

WGEServices: Washington Gas Energy Services, Inc. is a subsidiary of Washington Gas Resources Corporation that sells natural gas and electricity to retail customers on an unregulated basis.

WGESystems: Washington Gas Energy Systems, Inc. is a subsidiary of Washington Gas Resources Corporation, which provides design-build energy efficient and sustainable solutions to government and commercial clients.

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

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business

ITEM 1. BUSINESS

CORPORATE OVERVIEW

WGL HOLDINGS, INC.

WGL Holdings is a holding company that was established on November 1, 2000 as a Virginia corporation to own subsidiaries that sell and deliver natural gas and provide a variety of energy-related products and services to customers primarily in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia. WGL Holdings owns all of the shares of common stock of Washington Gas, a regulated natural gas utility, and all of the shares of common stock of Washington Gas Resources Corporation (Washington Gas Resources), Hampshire Gas Company (Hampshire) and Crab Run Gas Company (Crab Run). Washington Gas Resources owns four unregulated subsidiaries that include Washington Gas Energy Services, Inc. (WGEServices), Washington Gas Energy Systems, Inc. (WGESystems), Capitol Energy Ventures Corp. (CEV), and WGSW, Inc.

WASHINGTON GAS LIGHT COMPANY

Washington Gas is a regulated public utility that sells and delivers natural gas to customers in the District of Columbia and adjoining areas in Maryland, Virginia and several cities and towns in the northern Shenandoah Valley of Virginia. Washington Gas has been engaged in the natural gas distribution business for 162 years, since its incorporation by an Act of Congress in 1848. Washington Gas has been a Virginia corporation since 1953 and a corporation of the District of Columbia since 1957.

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

Transactions and activities not specifically identifiable in one of these three segments are accumulated and reported in the category “Other Activities.” These activities include the operations of Crab Run, a small exploration and production company, CEV, an unregulated wholesale energy company that engages in acquiring and optimizing natural gas storage and transportation assets and WGSW, Inc., a holding company formed to invest in certain residential solar photovoltaic power generating systems. Transactions classified to “Other Activities” primarily consist of administrative costs associated with WGL Holdings and Washington Gas Resources and the results of CEV’s unrealized gains on energy-related derivatives.

Operating revenues, net income, and total assets for each of our segments are presented in Note 15—Operating Segment Reporting of the Notes to Consolidated Financial Statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

REGULATED UTILITY SEGMENT

Description

The regulated utility segment consists of approximately 90% of our consolidated total assets. Washington Gas, the core of the regulated utility segment, delivers natural gas to retail customers in accordance with tariffs approved by the regulatory commissions that have jurisdiction over Washington Gas’s rates and terms of service. These regulatory commissions set the rates in their respective jurisdictions that Washington Gas can charge customers for its rate-regulated services. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third party marketers (refer to the section entitled “Natural Gas Unbundling”). Washington Gas recovers the cost of the natural gas to serve firm customers through gas cost recovery mechanisms as approved in jurisdictional tariffs. Any difference between the firm customer gas costs incurred and the gas costs recovered from those firm customers is deferred on the balance sheet as an amount to be collected from or refunded to customers in future periods. Therefore, increases or decreases in the cost of gas associated with sales made to firm customers have no direct effect on Washington Gas’s net revenues and net income.

Washington Gas conducts an asset optimization program which utilizes Washington Gas’s storage and transportation capacity resources when not being used to physically serve utility customers by entering into commodity-related physical and financial contracts with third parties with the objective of deriving a profit to be shared with its utility customers (refer to the section entitled “Asset Optimization” for further discussion of our asset optimization program). Unless otherwise noted, therm deliveries shown related to Washington Gas or the regulated utility segment do not include therms delivered related to our asset optimization program.

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

At September 30, 2010, Washington Gas had 1.074 million active customer meters resulting in 1,758.4 million therms delivered, in an area having a population estimated at 5.2 million and over two million households and commercial structures. At September 30, 2009, Washington Gas had a total of 1.064 million active customers, resulting in 1,735.0 million therms delivered during fiscal year 2010. Washington Gas is not dependent on a single customer or group of customers such that the loss of any one or more of such customers would have a significant adverse effect on its business. The following table lists the number of active customer meters and therms delivered by jurisdiction as of and for the year ended September 30, 2010 and 2009, respectively.

Active Customer Meters and Therms Delivered by Jurisdiction

		Millions of Therms		Millions of Therms
	Active Customer	Delivered	Active Customer	Delivered
	Meters as of	Fiscal Year Ended	Meters as of	Fiscal Year Ended
Jurisdiction	September 30, 2010	September 30, 2010	September 30, 2009	September 30, 2009

District of Columbia	152,860	311.4	151,922	321.4
Maryland	434,931	838.7	431,840	791.8
Virginia	485,931	608.3	480,309	621.8

Total	1,073,722	1,758.4	1,064,071	1,735.0

For additional information on our gas deliveries and meter statistics, refer to the section entitled “Results of Operations” in Management’s Discussion for Washington Gas.

Factors critical to the success of the regulated utility segment include: (i) operating a safe and reliable natural gas distribution system; (ii) having sufficient natural gas supplies to serve the demand of its customers; (iii) being competitive with other sources of energy such as electricity, fuel oil and propane; (iv) access to sources of liquidity; (v) recovering the costs and expenses of this business in the rates it charges to customers and (vi) earning a just and reasonable rate of return on invested capital. During fiscal years ended September 30, 2010, 2009, and 2008, the regulated utility segment reported total operating revenues related to gas sales and deliveries to external customers of approximately $1.3 billion, $1.5 billion and $1.6 billion, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

Rates and Regulatory Matters

Washington Gas is regulated by the following state and local government agencies which approve the terms of service and the billing rates that it charges to its customers. The rates charged to utility customers are designed to recover Washington Gas’s operating expenses and natural gas commodity costs and to provide a return on its investment in the net assets used in its firm gas sales and delivery service. For a discussion of current rates and regulatory matters, refer to the section entitled “Rates and Regulatory Matters” in Management’s Discussion for Washington Gas.

District of Columbia Jurisdiction

The PSC of DC consists of three full-time members who are appointed by the Mayor with the advice and consent of the District of Columbia City Council. The term of each commissioner is four years with no limitations on the number of terms that can be served. The PSC of DC has no time limitation in which it must make decisions regarding modifications to base rates charged by Washington Gas to its customers.

Maryland Jurisdiction

The PSC of MD consists of five full-time members who are appointed by the Governor with the advice and consent of the Senate of Maryland. Each commissioner is appointed to a five-year term, with no limit on the number of terms that can be served.

When Washington Gas files for a rate increase, the PSC of MD may initially suspend the proposed increase for 180 days, and then has the option to extend the suspension for an additional 30 days. If action has not been taken after 210 days, the requested rates become effective subject to refund.

Virginia Jurisdiction

The SCC of VA consists of three full-time members who are elected by the General Assembly of Virginia. Each commissioner has a six-year term with no limitation on the number of terms that can be served.

Either of two methods may be used to request a modification of existing rates. First, Washington Gas may file an application for a general rate increase in which it may propose new adjustments to the cost of service that are different from those previously approved for Washington Gas by the SCC of VA, as well as a revised return on equity. The proposed rates under this process may take effect 150 days after the filing, subject to refund pending the outcome of the SCC of VA’s action on the application. Due to the stay-out provisions of our last rate case settlement, we are required to file on February 1, 2011. Normally, rates would go into effect subject to refund on July 1, 2011. However, the terms of the settlement prohibit rate changes until October 1, 2011.

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

Seasonality of Business Operations

Washington Gas’s business is weather-sensitive and seasonal because the majority of its business is derived from residential and small commercial customers who use natural gas for space heating purposes. Excluding deliveries for electric generation, in fiscal year 2010 and 2009, approximately 79% and 77%, respectively, of the total therms delivered in Washington Gas’s service area occurred during its first and second fiscal quarters. Washington Gas’s earnings are typically generated during these two quarters, and Washington Gas historically incurs net losses in the third and fourth fiscal quarters. The seasonal nature of Washington Gas’s business creates large variations in short-term cash requirements, primarily due to the fluctuations in the level of customer accounts receivable, unbilled revenues and storage gas inventories. Washington Gas finances these seasonal requirements primarily through the sale of commercial paper and unsecured short-term bank loans. For information on our management of weather risk, refer to the section entitled “Weather Risk” in Management’s Discussion. For information on our management of our cash requirements, refer to the section entitled “Liquidity and Capital Resources” in Management’s Discussion.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

Natural Gas Supply and Capacity

Capacity and Supply Requirements

Washington Gas is responsible for acquiring sufficient natural gas supplies, interstate pipeline capacity and storage capacity to meet customer demand. As such, Washington Gas has adopted a diversified portfolio approach designed to satisfy the demand of its customers and to address the constraints on supply, using multiple supply receipt points, dependable interstate pipeline transportation and storage arrangements, and its own substantial storage and peaking capabilities to meet its customers’ demands. Washington Gas’s supply and pipeline capacity plan is based on forecasted system requirements, and takes into account estimated load growth by type of customer, attrition, conservation, geographic location, interstate pipeline and storage capacity and contractual limitations and the forecasted movement of customers between bundled service and delivery service. Under reduced supply conditions, Washington Gas may implement contingency plans in order to maximize the number of customers served. Contingency plans include requests to conserve the general population and targeted curtailments to specific sections of the system, consistent with curtailment tariffs approved by regulators in each of Washington Gas’s three jurisdictions.

Washington Gas obtains natural gas supplies that originate from multiple regions throughout the United States and Canada, as well as natural gas in the form of vaporized liquefied natural gas (LNG) through the Cove Point LNG terminal owned by Dominion Cove Point LNG, LP and Dominion Transmission, Inc. (collectively Dominion) as discussed below. At September 30, 2010 and 2009, Washington Gas had service agreements with four pipeline companies that provided firm transportation and/or storage services directly to Washington Gas’s city gate. For fiscal years 2010 and 2009, respectively, these contracts have expiration dates ranging from fiscal years 2011 to 2029 and 2010 to 2029.

Cove Point Natural Gas Supply

In 2003, Dominion reactivated its Cove Point LNG terminal. The composition of the vaporized LNG received from the Cove Point LNG terminal resulted in increased leaks in mechanical couplings on the portion of our distribution system in Prince George’s County, Maryland that directly receives the Cove Point gas. Through a pipeline replacement project and the construction of a heavy hydrocarbon (HHC) injection facility at the largest gate station that exclusively receives gas from the Cove Point terminal, Washington Gas has reduced the occurrence of new coupling leaks in this area of the distribution system. A recent expansion of the physical capacity of the Cove Point terminal could result in a substantial increase in the receipt of Cove Point gas into additional portions of Washington Gas’s distribution system as greater volumes of Cove Point gas are introduced into other downstream pipelines that provide service to Washington Gas. Based upon engineering and flow studies and our experience, this increase in the receipt of Cove Point gas is likely to result in a significantly greater number of leaks in other parts of Washington Gas’s distribution system, unless our efforts to mitigate these additional leaks are successful. Washington Gas is attempting to mitigate this anticipated increase in leaks through: (i) mechanically coupled pipeline replacement programs; (ii) the operation of three HHC injection facilities; (iii) isolating its interstate pipeline receipt points and limiting the amount of gas received, where possible, from pipelines that transport Cove Point gas; and (iv) blending, where possible, the Cove Point gas with other supplies of natural gas from within the continental United States. Refer to the section entitled “Operating Issues Related To Cove Point Natural Gas Supply” in Management’s Discussion for further information on this issue.

Projects for Expanding Capacity

As the result of growing demand, Washington Gas anticipates enhancing its peaking capacity by constructing an LNG peaking facility that is currently expected to be completed and placed in service by the 2015-2016 winter heating season, subject to favorable outcomes on certain zoning, regulatory and legal challenges. This peaking facility will provide two million therms of deliverability and ten million therms of annual storage capacity. For information related to capital expenditures for this peaking facility, refer to the section entitled “Liquidity and Capital Resources—Capital Expenditures” in Management’s Discussion. Additionally, Washington Gas has contracted with various interstate pipeline and storage companies to expand its transportation and storage capacity. Recent projects completed or in progress, to expand Washington Gas’s transportation and/or storage capacity, are outlined below:

Projects For Expanding Transportation and Storage Capacity (In therms)
	Daily	Annual	In-Service Date
Pipeline Service Provider	Capacity	Capacity	(Fiscal Year)

Transportation—Transcontinental Gas Pipeline Company, LLC	250,000	9 million	2011
Dominion Transmission Inc. Storage Factory	1 million	60 million	2015

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

Washington Gas will continue to monitor other opportunities to acquire or participate in obtaining additional pipeline and storage capacity that will support customer growth and improve or maintain the high level of service expected by its customer base.

Asset Optimization

Washington Gas optimizes the value of its long-term natural gas transportation and storage capacity resources during periods when these resources are not being used to physically serve utility customers. Prior to May 1, 2008, Washington Gas contracted with non-affiliated asset managers to manage a portion of our asset optimization program. On April 30, 2008, Washington Gas retained the use of all of its capacity resources to manage the asset optimization program internally with the assistance of external consultants. Washington Gas utilizes its transportation capacity assets to benefit from favorable natural gas price differentials between different geographic locations and its storage capacity assets to benefit from favorable natural gas price differentials between different time periods. Washington Gas enters into physical and financial derivative transactions in the form of forwards, swaps and option contracts to lock-in operating margins that Washington Gas will ultimately realize. Regulatory sharing mechanisms in all three jurisdictions allow the profit from these transactions to be shared between Washington Gas’s shareholders and customers; therefore, any changes in fair value are recorded through earnings, or as regulatory assets or liabilities, to the extent that gains and losses associated with these derivative instruments will be included in the rates charged to customers.

The derivatives used under this program are subject to mark-to-market accounting treatment. This treatment may cause significant period-to-period volatility in earnings from unrealized gains and losses associated with these valuation changes for the portion of net profits to be retained for shareholders; however, this volatility does not change the locked-in operating margins that Washington Gas will ultimately realize from these transactions. In accordance with Financial Accounting Standards Board ASC Topic 815, Accounting for Derivative Contracts Held for Trading Purposes and Involved in Energy Trading and Risk Management Activities (ASC Topic 815), all physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas.” Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the fiscal years ended September 30, 2010, 2009 and 2008 were $23.2 million, $12.2 million and $12.7 million, respectively.

During fiscal year 2010, 2009 and 2008, respectively, 550.2 million, 774.9 million and 520.6 million therms of natural gas were purchased under our asset optimization program and 548.6 million, 772.7 million and 520.1 million therms of natural gas were delivered for contracts that were physically settled related to our internally managed asset optimization program. Refer to the sections entitled “Results of Operations — Regulated Utility” and “Market Risk” in Management’s Discussion for further discussion of this program and its effect on earnings.

Annual Sendout

As reflected in the table below, there were multiple sources of delivery through which Washington Gas received natural gas to satisfy its customer demand requirements in fiscal year 2010. These sources also are expected to be utilized to satisfy customer demand requirements in fiscal year 2011. Firm transportation denotes gas transported directly to the entry point of Washington Gas’s distribution system in contractual volumes. Transportation storage denotes volumes stored by a pipeline during the spring, summer and fall for withdrawal and delivery to the Washington Gas distribution system during the winter heating season to meet load requirements. Peak load requirements are met by: (i) underground natural gas storage at the Hampshire storage field in Hampshire County, West Virginia; (ii) the local production of propane air plants located at Washington Gas-owned facilities in Rockville, Maryland (Rockville Station) and in Springfield, Virginia (Ravensworth Station) and (iii) other peak-shaving resources. Unregulated third party marketers acquire interstate pipeline and storage capacity and the natural gas commodity on behalf of Washington Gas’s delivery service customers under customer choice programs. Natural gas commodity may be provided through transportation, storage and peaking resources that may be provided by Washington Gas to the unregulated third party marketers under tariffs approved by the three public service commissions (refer to the section entitled “Natural Gas Unbundling”). These retail marketers have natural gas delivered to the entry point of Washington Gas’s distribution system on behalf of those utility customers that have decided to acquire their natural gas commodity on an unbundled basis, as discussed below.

During fiscal year 2010, total sendout on the system was 1,680 million therms, compared to total sendout of 1,716 million therms during fiscal year 2009. This excludes the sendout of sales and deliveries of natural gas used for electric generation. The decrease in 2010 was the result of weather in fiscal year 2010 that was warmer than fiscal year 2009. The sendout for fiscal year 2011 is estimated at 1,666 million therms (based on normal weather), excluding the sendout for the sales and deliveries of natural gas used

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

for electric generation. The sources of delivery and related volumes that were used to satisfy the requirements of fiscal year 2010 and those projected for pipeline year 2011 are shown in the following table.

Sources of Delivery for Annual Sendout

(In millions of therms)	Fiscal Year

Sources of Delivery	Actual 2009	Actual 2010	Projected 2011

Firm Transportation	695	626	471
Transportation Storage	228	250	353
Hampshire Storage, Company-Owned Propane-Air Plants, and other Peak-Shaving Resources	24	16	45
Unregulated Third Party Marketers	769	788	797

Total	1,716	1,680	1,666

Design Day Sendout

The effectiveness of Washington Gas’s capacity resource plan is largely dependent on the sources used to satisfy forecasted and actual customer demand requirements for its design day. For planning purposes, Washington Gas assumes that all interruptible customers will be curtailed on the design day. Washington Gas’s forecasted design day demand for the 2010-2011 winter season is 18.3 million therms and Washington Gas’s projected sources of delivery for design day sendout is 19.4 million therms. This provides a reserve margin of approximately 5.6%. Washington Gas plans for the optimal utilization of its storage and peaking capacity to reduce its dependency on firm transportation and to lower pipeline capacity costs. The following table reflects the sources of delivery that are projected to be used to satisfy the forecasted design day sendout estimate for fiscal year 2011.

Projected Sources of Delivery for Design Day Sendout

(In millions of therms)	Fiscal Year 2011

Sources of Delivery	Volumes	Percent

Firm Transportation	5.5	28%
Transportation Storage	7.3	38%
Hampshire Storage, Company-Owned Propane-Air Plants and other Peak- Shaving Resources	6.5	33%
Unregulated Third Party Marketers	0.1	1%

Total	19.4	100%

Natural Gas Unbundling

At September 30, 2010, customer choice programs for natural gas customers were available to all of Washington Gas’s regulated utility customers in the District of Columbia, Maryland and Virginia. These programs allow customers to choose to purchase their natural gas from unregulated third party marketers, rather than purchasing this commodity as part of a bundled service from the local utility. Of Washington Gas’s 1.074 million active customers at September 30, 2010, approximately 157,000 customers purchased their natural gas commodity from unregulated third party marketers.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

The following table provides the status of customer choice programs in Washington Gas’s jurisdictions at September 30, 2010.

Status of Customer Choice Programs
At September 30, 2010

Jurisdiction	Customer Class	Eligible Customers

		Total	% Participating

District of Columbia	Firm:
	Residential	139,843	9%
	Commercial	12,800	38%
	Interruptible	217	92%
Maryland	Firm:
	Residential	405,362	17%
	Commercial	29,307	43%
	Interruptible	262	99%
Virginia	Firm:
	Residential	457,969	11%
	Commercial	27,750	34%
	Interruptible	212	98%

Total		1,073,722	15%

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

Competition

The Natural Gas Delivery Function

The natural gas delivery function, the core business of Washington Gas, continues to be regulated by local and state regulatory commissions. In developing this core business, Washington Gas has invested $3.3 billion as of September 30, 2010 to construct and operate a safe and reliable natural gas distribution system. Because of the high fixed costs and significant safety and environmental considerations associated with building and operating a distribution system, Washington Gas expects to continue being the only owner and operator of a natural gas distribution system in its current franchise area for the foreseeable future. The nature of Washington Gas’s customer base and the distance of most customers from interstate pipelines mitigate the threat of bypass of its facilities by other potential delivery service providers.

Competition with Other Energy Products

Washington Gas faces competition based on customers’ preference for natural gas compared to other energy products and the comparative prices of those products. In the residential market, which generates a significant portion of Washington Gas’s net income, the most significant product competition occurs between natural gas and electricity. Because the cost of electricity is affected by the cost of fuel used to generate electricity, such as natural gas, Washington Gas generally maintains a price advantage over competitive electricity supply in its service area for traditional residential uses of energy such as heating, water heating and cooking. Washington Gas continues to attract the majority of the new residential construction market in its service territory, and consumers’ continuing preference for natural gas allows Washington Gas to maintain a strong market presence. The following table lists the increase in the number of active customer meters by jurisdiction and major rate class for the year ended September 30, 2010.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

New Customer Meters by Area

		Commercial and	Group Meter
	Residential	Interruptible	Apartments

Maryland	4,053	291	2
Virginia	4,832	333	5
District of Columbia	960	81	6

Total	9,845	705	13

In the interruptible market, fuel oil is the prevalent energy alternative to natural gas. Washington Gas’s success in this market depends largely on the relationship between natural gas and oil prices. The supply of natural gas primarily is derived from domestic sources, and the relationship between supply and demand generally has the greatest impact on natural gas prices. Since the source of a large portion of oil comes from foreign countries, political events and foreign currency conversion rates can influence oil supplies and prices to domestic consumers.

RETAIL ENERGY-MARKETING SEGMENT

Description

WGEServices competes with regulated utilities and other non-utility third party marketers to sell natural gas and/or electricity directly to residential, commercial and industrial customers in Maryland, Virginia, Delaware, Pennsylvania and the District of Columbia. WGEServices contracts for its supply needs and resells natural gas and electricity with the objective of earning a profit through competitively priced contracts with end-users. These commodities are delivered to retail customers through the distribution systems owned by regulated utilities such as Washington Gas or other unaffiliated natural gas or electric utilities. Washington Gas delivers the majority of natural gas sold by WGEServices, and unaffiliated electric utilities deliver all of the electricity sold. Additionally, WGEServices bills its customers through the billing services of the regulated utilities that deliver its commodities as well as directly through its own billing capabilities. WGEServices is also expanding its renewable energy and energy conservation product and service offerings. During the fiscal year ended September 30, 2010, WGEServices contracted for and completed the construction of two solar photovoltaic (Solar PV) generating systems, which include ownership of the operational assets. Other than these two systems and a similar system constructed in the prior fiscal year, WGEServices does not own or operate any natural gas or electric generation, production, transmission or distribution assets. Continued expansion may include the ownership of other renewable energy producing assets.

At September 30, 2010, WGEServices served approximately 161,000 residential, commercial and industrial natural gas customers and approximately 155,000 residential, commercial and industrial electricity customers located in Maryland, Virginia, Delaware, Pennsylvania and the District of Columbia. At September 30, 2009, WGEServices served approximately 151,000 residential, commercial and industrial natural gas customers and approximately 113,000 residential, commercial and industrial electricity customers located in Maryland, Virginia, Delaware, Pennsylvania and the District of Columbia. This increase is primarily attributable to the economic strength of the geographic region in which WGEServices operates providing an active market to sell natural gas, electricity and other energy-related products and services. WGEServices is not dependent on a single customer or concentration of customers such that the loss of any one or more of such customers would have a significant adverse effect on its business.

Factors critical to the success of the retail energy-marketing segment include: (i) managing the market risk of the difference between the sales price committed to customers under sales contracts and the cost of natural gas and electricity needed to satisfy these sales commitments; (ii) managing credit risks associated with customers and suppliers; (iii) having sufficient deliverability of natural gas and electric supplies and transportation to serve the demand of its customers which can be affected by the ability of natural gas producers, pipeline gatherers, natural gas processors, interstate pipelines, electricity generators and regional electric transmission operators to deliver the respective commodities; (iv) access to sources of liquidity; (v) controlling the level of selling, general and administrative expenses, including customer acquisition expenses and (vi) the ability to access markets through customer choice programs or other forms of deregulation. The retail energy-marketing segment’s total operating revenues from external customers for fiscal year 2010, 2009 and 2008 was $1.4 billion, $1.2 billion and $1.1 billion, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

Seasonality of Business Operations

The operations of WGEServices are seasonal, with larger amounts of electricity being sold in the summer months and larger amounts of natural gas being sold in the winter months. Working capital requirements can vary significantly during the year, and these variations are financed primarily through WGL Holdings’ issuance of commercial paper and unsecured short-term bank loans. WGEServices accesses these funds through the WGL Holdings money pool. This money pool also accumulates cash from the periodic issuance of WGL Holdings common stock and the operations of certain unregulated subsidiaries, and provides short-term loans to other unregulated subsidiaries to meet various working capital needs.

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

Electricity Supply

The PJM Interconnection (PJM) is a regional transmission organization that regulates and coordinates generation supply and the wholesale delivery of electricity in the states and jurisdictions where WGEServices operates. WGEServices buys wholesale and sells retail electricity in the PJM market territory and is subject to its rules and regulations. PJM requires that its market participants have sufficient load capacity to serve their customers’ load requirements. As such, WGEServices has entered into contracts with multiple electricity suppliers to purchase its electricity and electric delivery needs. These contracts cover various periods ranging from one month to several years into the future.

Competition

Natural Gas

WGEServices competes with the commodity prices offered by regulated gas utilities and other third party marketers to sell natural gas to customers both inside and outside of the Washington Gas service area. Marketers of natural gas compete largely on price; therefore, gross margins are relatively small. To provide competitive pricing to its retail customers and in adherence to its risk management policies and procedures, WGEServices manages its natural gas contract portfolio by closely matching the commitments for gas deliveries from wholesale suppliers with requirements to serve retail sales customers. For a discussion of WGEServices’ exposure to and management of price risk, refer to the section entitled “Market Risk—Price Risk Related to the Retail Energy-Marketing Segment” in Management’s Discussion.

Electricity

WGEServices competes with regulated electric utilities and other third party marketers to sell electricity to customers. Marketers of electric supply compete largely on price; therefore, gross margins are relatively small. To provide competitive pricing to its retail customers and in adherence to its risk management policies and procedures, WGEServices manages its electricity contract portfolio by closely matching the commitment for electricity deliveries from suppliers with requirements to serve sales customers. For a discussion of WGEServices’ exposure to and management of price risk, refer to the section entitled “Market Risk—Price Risk Related to the Retail Energy-Marketing Segment” in Management’s Discussion.

WGEServices’ electric sales opportunities are significantly affected by the price for Standard Offer Service (SOS) offered by electric utilities. These rates are periodically reset for each customer class based on the regulatory requirements in each jurisdiction. From time-to-time, significant sales opportunities may exist or sales opportunities may be very limited due to the relationship of these SOS rates to current market prices.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (continued)

DESIGN-BUILD ENERGY SYSTEMS SEGMENT

Description

The design-build energy systems segment, which consists of the operations of WGESystems, provides design-build energy efficiency and sustainability solutions to governmental and commercial clients. WGESystems focuses on upgrading the mechanical, electrical, water and energy-related systems of large governmental and commercial facilities by implementing both traditional as well as alternative energy technologies, primarily in the District of Columbia, Maryland and Virginia. The design-build energy systems segment derived approximately 82% of its revenues from various agencies of the Federal Government in fiscal year 2010.

As of September 30, 2010 and 2009, WGESystems had a backlog of $88.5 million and $42.0 million, respectively. This backlog only includes work associated with signed contracts. Of the backlog as of September 30, 2010, the approximate value of work to be completed beyond fiscal year 2011 was $43.0 million.

Factors critical to the success of the design-build energy systems segment include: (i)  generating adequate sales commitments from the government and private sectors in the facility construction and retrofit markets; (ii) building a stable base of customer relationships; (iii)  estimating and managing fixed-price contracts with contractors; (iv) timely release of Federal stimulus and other funds such that the backlog of contract work can be converted into revenues and (v) managing selling, general and administrative expenses.

Competition

There are many competitors in this business segment. Within the government sector, competitors primarily include companies contracting with customers under Energy Savings Performance Contracting (ESPC) as well as utilities providing services under Utility Energy Saving Contracts (UESC). In the commercial markets, in addition to ESPCs, competitors include manufacturers of equipment and control systems and consulting firms. WGESystems competes on the basis of strong customer relationships developed over many years of implementing successful projects, developing and maintaining strong supplier relationships, and focusing in areas where it can bring relevant expertise.

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

At one of the former MGP sites, studies show the presence of coal tar under the site and an adjoining property. Washington Gas has taken steps to control the movement of contaminants into an adjacent river by installing a water treatment system that removes and treats contaminated groundwater at the site. Washington Gas received approval from governmental authorities for a comprehensive remediation plan for the majority of the site that permits commercial development of Washington Gas’s

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1. Business (concluded)

property. Washington Gas has entered into an agreement with a national developer for the development of this site in phases. The first two phases have been completed, with Washington Gas retaining a ground lease on each phase. A Record of Decision for that portion of the site not owned by Washington Gas was issued in August, 2006. Negotiations on a consent agreement regarding remediation of that property were postponed when the site was transferred in late 2008 to a new governmental owner and the governmental entities involved agreed to review how the transfer impacts the record of decision. On September 21, 2006, governmental authorities notified Washington Gas of their desire to have the utility investigate and remediate river sediments in the area directly in front of the former MGP site. By letter dated November 9, 2010, the federal government sent to Washington Gas a draft Statement of Work and draft Consent Decree that will form the basis for further discussions between Washington Gas and the involved governmental entities about the resolution of environmental concerns at the site. Such discussions will occur over the next few months. Accordingly, we cannot estimate at this time the potential future costs of such investigation and remediation.

At a second former MGP site and on an adjacent parcel of land, Washington Gas developed a “monitoring-only” remediation plan for the site. This remediation plan received approval under a state voluntary closure program.

At the remaining eight sites, either the appropriate remediation is being undertaken, or we believe no remediation should be necessary. We do not expect that the ultimate impact of these matters will have a material adverse effect on our capital expenditures, earnings or competitive position. See Note 12—Environmental Matters of the Notes to Consolidated Financial Statements for further discussion of environmental response costs.

OTHER INFORMATION

At September 30, 2010, we had 1,399 employees comprising 1,283 utility and 116 non-utility employees. At September 30, 2009, we had 1,410 employees comprising 1,316 utility and 94 non-utility employees.

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

Our Chairman and Chief Executive Officer certified to the New York Stock Exchange (NYSE) on March 19, 2010 that, as of that date, he was unaware of any violation by WGL Holdings of the NYSE’s corporate governance listing standards.

Our research and development costs during fiscal years 2010, 2009 and 2008 were not material.

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

Washington Gas plans to construct a one billion cubic foot liquefied natural gas (LNG) storage facility in Chillum, Maryland, to meet its customers’ forecasted demand for natural gas. The new storage facility is expected to be completed and in service by the 2015-2016 winter heating season. If we are not permitted or are not able to construct this planned facility on a timely basis for any reason, the availability of the next best alternative (which is to acquire additional interstate pipeline transportation or storage capacity) may be limited by market supply and demand, and the timing of Washington Gas’s participation in new interstate pipeline construction projects. This could cause an interruption in Washington Gas’s ability to satisfy the needs of some of its customers, which could adversely affect its results of operations, financial condition and cash flows.

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

An increase in the volume of vaporized LNG, which contains a low concentration of heavy hydrocarbons (HHCs), is likely to result in increased leaks in Washington Gas’s distribution system. Additional operating expenses and capital expenditures may be necessary to contend with the receipt of increased volumes of vaporized LNG into Washington Gas’ distribution system if the current preventative and remedial measures to mitigate any possible increase in leaks in effected portions of Washington Gas’s distribution system are unsuccessful. These additional expenditures may not be recoverable or may not be recoverable on a timely basis from customers. Additionally, such operating expenses and capital expenditures may not be timely enough to mitigate the challenges posed by increased volumes of vaporized LNG and could result in leakage in couplings at a rate that could compromise our ability to respond to these leaks in a timely manner possibly affecting safety in portions of our distribution system. Therefore, these conditions could have a material adverse effect on Washington Gas’s results of operations, financial condition and cash flows, and may impact system safety.

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

Washington Gas’s ability to obtain adequate and cost effective financing depends on its credit ratings as well as the liquidity of financial markets. Washington Gas’s credit ratings depend largely on its financial performance, and a downgrade in Washington Gas’s current credit ratings could adversely affect its access to sources of liquidity and capital, as well as its borrowing costs and ability to earn its authorized rate of return.

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

Washington Gas’s business requirements expose it to commodity price, weather, credit and interest-rate risks. Washington Gas attempts to manage its exposure to these risks by regulatory recovery mechanisms, hedging, setting risk limits and employing other

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 1A. Risk Factors (continued)

risk management tools and procedures. Risk management activities may not be as effective as planned, and cannot eliminate all of its risks. Washington Gas also may be exposed to additional liability should the anticipated revenue recovery of costs or losses incurred with certain of these risk management activities be subsequently excluded from the determination of revenues by a regulator.

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

Washington Gas may face certain regulatory and financial risks related to pipeline safety legislation.

A number of proposals to implement increased oversight over pipeline operations and increased investment in facilities to inspect pipeline facilities, upgrade pipeline facilities, or control the impact of a breach of such facilities are pending at the federal level. Additional operating expenses and capital expenditures may be necessary to remain in compliance with the increased federal oversight resulting from such proposals. While we cannot predict with certainty the extent of these expenses and expenditures or when they will become effective, the adoption of such proposals could result in significant additional costs to Washington Gas’s business. The occurrence of any such legislation could adversely affect Washington Gas’s results of operations, financial condition and cash flows. If Washington Gas is unable to recover from customers through the regulatory process all or some of these costs and its authorized rate of return on these costs, this also could adversely affect Washington Gas’s results of operations, financial condition and cash flows.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

WGL Holdings, Inc.
Washington Gas Light Company
Part I
Item 2. Properties

ITEM 2. PROPERTIES

At September 30, 2010, we provided services in various areas of the District of Columbia, Maryland and Virginia, and held certificates of convenience and necessity, licenses and permits necessary to maintain and operate their respective properties and businesses. The regulated utility segment is the only segment where property, plant and equipment are significant assets.

Property, plant and equipment is stated at original cost, including labor, materials, taxes and overhead costs incurred during the construction period. Washington Gas calculates depreciation applicable to its utility gas plant in service primarily using a straight-line method over the estimated remaining life of the plant. The composite depreciation and amortization rate of the regulated utility was 3.00%, 3.12% and 3.23% during fiscal years 2010, 2009 and 2008, respectively, which included an allowance for estimated accrued non-legal asset removal costs (see Note 1—Accounting Policy of the Notes to Consolidated Financial Statements).

At September 30, 2010, Washington Gas had approximately 664 miles of transmission mains, 12,414 miles of distribution mains, and 13,453 miles of distribution services. Washington Gas has the storage capacity for approximately 15 million gallons of propane for peak-shaving.

Washington Gas owns approximately 40 acres of land and a building (built in 1970) at 6801 Industrial Road in Springfield, Virginia. The Springfield site houses both operating and certain administrative functions of the utility. Washington Gas also holds title to land and buildings used as substations for its utility operations.

Washington Gas also has peaking facilities to enhance deliverability in periods of peak demand in the winter that consist of propane air plants in Springfield, Virginia (Ravensworth Station) and Rockville, Maryland (Rockville Station). Hampshire owns full and partial interests in, and operates underground natural gas storage facilities in Hampshire County, West Virginia. Hampshire accesses the storage field through 12 storage wells that are connected to an 18-mile pipeline gathering system. Concurrent with acquiring and protecting its storage rights, Hampshire has historically acquired certain exploration and development rights in West Virginia principally in the Marcellus Shale and other shale formations. These rights are predominately owned by lease and they are applicable to approximately 26,000 gross acres for the storage facilities of which 12,200 acres of land surrounding its storage facilities may be subject to exploration in addition to its storage function. Hampshire also operates a compressor station utilized to increase line pressure for injection of gas into storage. For fiscal year 2011, we estimate that the Hampshire storage facility has the capacity to supply approximately 2.5 billion cubic feet of natural gas to Washington Gas’s system for meeting winter season demands.

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

The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by Washington Gas other than a small amount of property that is expressly excluded. At September 30, 2010 and 2009, there was no debt outstanding under the Mortgage.

Washington Gas executed a supplemental indenture to its unsecured Medium-Term Note (MTN) Indenture on September 1, 1993, providing that Washington Gas will not issue any FMBs under its Mortgage without securing all MTNs with all other debt secured by the Mortgage.

WGL Holdings, Inc.
Washington Gas Light Company
Part I

ITEM 3.	LEGAL PROCEEDINGS

None.

WGL Holdings, Inc.
Washington Gas Light Company
Part I

EXECUTIVE OFFICERS OF THE REGISTRANTS

The names, ages and positions of the executive officers of the registrants at October 31, 2010, are listed below along with their business experience during the past five years. The age of each officer listed is as of the date of filing of this report. There is no family relationship among the officers.

Unless otherwise indicated, all officers have served continuously since the dates indicated, and all positions are executive officers listed with Washington Gas Light Company.

Executive Officers
Date Elected or
Name, Age and Position with the registrants	Appointed

Vincent L. Ammann, Jr., Age 51 (1)
Vice President and Chief Financial Officer	September 30, 2006
Vice President and Chief Financial Officer of WGL Holdings, Inc.	September 30, 2006
Vice President—Finance	October 1, 2005
Vice President—Finance of WGL Holdings, Inc.	October 1, 2005
Assistant to the Chief Financial Officer	March 29, 2004

Beverly J. Burke, Age 59 (1)
Vice President and General Counsel	July 1, 2001
Vice President and General Counsel of WGL Holdings, Inc.	July 1, 2001
Vice President and Assistant General Counsel	October 1, 1998
Vice President and Assistant General Counsel of WGL Holdings, Inc.	October 1, 1998
Division Head—Office of General Counsel	December 16, 1996
Division Head—Office of General Counsel of WGL Holdings, Inc.	December 16, 1996

Gautam Chandra, Age 44 (1)
Vice President—Business Development, Strategy and Business Process Outsourcing	October 1, 2009
Vice President—Business Development, Strategy, Business Process Outsourcing and Non-Utility Operations of WGL Holdings, Inc.	October 1, 2009
Vice President—Business Process Outsourcing	July 2, 2007
Vice President—Business Process Outsourcing and Non-Utility Operations of WGL Holdings, Inc.	July 2, 2007
Vice President—Performance Improvement	October 1, 2005
Vice President—Performance Improvement and Non-Utility Operations of WGL Holdings, Inc.	October 1, 2005
Division Head—Finance Support and Non-Utility Businesses	January 5, 2004
Division Head—Achieving Operational Excellence	December 12, 2002

Adrian P. Chapman, Age 53 (1)
President and Chief Operating Officer	October 1, 2009
President and Chief Operating Officer of WGL Holdings, Inc.	October 1, 2009
Vice President—Operations, Regulatory Affairs and Energy Acquisition	October 1, 2005
Vice President—Regulatory Affairs and Energy Acquisition	March 31, 1999

William R. Ford, Age 55 (1)
Controller	October 1, 2010
Controller of WGL Holdings, Inc.	October 1, 2010
Division Head—Assistant Controller	January 26, 2009
Division Head—Assistant Controller of WGL Holdings, Inc.	January 26, 2009
Director—Assistant to the Controller	June 13, 2005
Director—Assistant to the Controller of WGL Holdings, Inc.	June 13, 2005

Marcellous P. Frye, Jr., Age 43
Vice President—Support Services	March 21, 2008
Division Head—Information Technology	July 2, 2007
Director—Development and ITS Engineering	August 15, 2005

WGL Holdings, Inc.
Washington Gas Light Company
Part I

Executive Officers
Date Elected or
Name, Age and Position with the registrants	Appointed

Eric C. Grant, Age 53
Vice President—Corporate Relations	October 1, 2009
Director—Corporate Communications	September 4, 2007

Luanne S. Gutermuth, Age 48
Vice President—Human Resources and Organizational Development	October 1, 2010
Division Head—Consumer Services	July 31, 2008
Division Head—Business Process Outsourcing Performance and Effectiveness	July 2, 2007
Director—Achieving Operational Excellence, Business Process Improvement	October 1, 2005
Director—Organization & Employee Development	July 21, 2003

Terry D. McCallister, Age 54 (1)
Chairman of the Board and Chief Executive Officer	October 1, 2009
Chairman of the Board and Chief Executive Officer of WGL Holdings, Inc.	October 1, 2009
President and Chief Operating Officer	October 1, 2001
President and Chief Operating Officer of WGL Holdings, Inc.	October 1, 2001

Anthony M. Nee, Age 54 (1)
Treasurer	February 14, 2009
Treasurer of WGL Holdings, Inc.	February 14, 2009
Division Head—Risk Management	December 8, 2003
Department Head—Risk Management	February 10, 2003

Mark P. O’Flynn, Age 60 (1)
Vice President—Finance	October 1, 2010
Vice President—Finance of WGL Holdings, Inc.	October 1, 2010
Controller	February 18, 2002
Controller of WGL Holdings, Inc.	February 18, 2002

Arden T. Phillips, Age 39 (1)
Secretary	October 1, 2010
Secretary of WGL Holdings, Inc.	October 1, 2010
Corporate Governance Officer	October 1, 2010
Corporate Governance Officer of WGL Holdings, Inc.	October 1, 2010
Director—Assistant Secretary	August 8, 2005
Director—Assistant Secretary of WGL Holdings, Inc.	August 8, 2005

Roberta W. Sims, Age 56
Vice President—Regulatory Affairs and Energy Acquisition	October 1, 2009
Vice President—Corporate Relations and Communication	January 31, 1996

Douglas A. Staebler, Age 50
Vice President—Engineering and Construction	October 31, 2006
Division Head—Engineering	July 25, 2005

(1)	At September 30, 2010, Executive Officer of both WGL Holdings, Inc. and Washington Gas Light Company

WGL Holdings, Inc.
Part II
Item 5. Market for Registrant’s Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At October 31, 2010, WGL Holdings had 12,160 common shareholders of record. During fiscal years 2010 and 2009, WGL Holdings’ common stock was listed for trading on the New York Stock Exchange and was shown as “WGL Hold” or “WGL Hldgs” in newspapers. We did not purchase any of our outstanding common stock and had no restrictions on dividends during fiscal years 2010 or 2009. The table below shows quarterly price ranges and quarterly dividends paid for fiscal years ended September 30, 2010 and 2009.

Common Stock Price Range and Dividends Paid
	High	Low	Dividends Paid Per Share	Dividend Payment Date
Fiscal Year 2010
Fourth quarter	$38.08	$33.32	$0.3775	8/1/2010
Third quarter	36.57	32.75	0.3775	5/1/2010
Second quarter	35.02	31.00	0.3675	2/1/2010
First quarter	34.98	30.96	0.3675	11/1/2009
Fiscal Year 2009
Fourth quarter	$34.39	$30.37	$0.3675	8/1/2009
Third quarter	33.29	28.59	0.3675	5/1/2009
Second quarter	35.52	28.89	0.3550	2/1/2009
First quarter	37.08	22.40	0.3550	11/1/2008

WGL Holdings, Inc.
Part II
Item 6. Selected Financial Data

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share data)
Years Ended September 30,	2010	2009	2008	2007	2006

SUMMARY OF EARNINGS
Operating Revenues
Utility	$1,297,786	$1,481,089	$1,536,443	$1,497,274	$1,622,510
Non-utility	1,411,090	1,225,767	1,091,751	1,148,734	1,015,373

Total operating revenues	$2,708,876	$2,706,856	$2,628,194	$2,646,008	$2,637,883

Income from continuing operations	$109,885	$120,373	$116,523	$107,900	$94,694
Net income applicable to common stock	$109,885	$120,373	$116,523	$107,900	$87,578
Earnings per average common share
Basic:
Income from continuing operations	$2.17	$2.40	$2.35	$2.19	$1.94
Net income applicable to common stock	$2.17	$2.40	$2.35	$2.19	$1.80
Diluted:
Income from continuing operations	$2.16	$2.39	$2.33	$2.19	$1.94
Net income applicable to common stock	$2.16	$2.39	$2.33	$2.19	$1.79
CAPITALIZATION-YEAR END
Common shareholders’ equity	$1,153,395	$1,097,698	$1,047,564	$980,767	$921,807
Washington Gas Light Company preferred stock	28,173	28,173	28,173	28,173	28,173
Long-term debt, excluding maturities	592,875	561,830	603,738	616,419	576,139

Total capitalization	$1,774,443	$1,687,701	$1,679,475	$1,625,359	$1,526,119

OTHER FINANCIAL DATA
Total assets—year-end	$3,643,894	$3,349,890	$3,243,543	$3,046,361	$2,791,406
Property, plant and equipment-net—year-end	$2,346,208	$2,269,141	$2,208,302	$2,150,441	$2,067,895
Capital expenditures
Accrual basis(a)	$134,491	$137,505	$131,433	$158,101	$161,496
Cash basis adjustments	(4,385)	1,403	3,528	6,430	(1,739)

Cash basis	$130,106	$138,908	$134,961	$164,531	$159,757

Long-term obligations—year-end	$592,875	$561,830	$603,738	$616,419	$576,139
COMMON STOCK DATA
Annualized dividends per share	$1.51	$1.47	$1.42	$1.37	$1.35
Dividends declared per share	$1.5000	$1.4575	$1.4075	$1.3650	$1.3450
Closing price	$37.78	$33.14	$32.45	$33.89	$31.34
Book value per share—year-end	$22.63	$21.89	$20.99	$19.89	$18.86
Return on average common equity	9.8%	11.2%	11.5%	11.3%	9.6%
Dividend yield on book value	6.7%	6.7%	6.8%	6.9%	7.2%
Dividend payout ratio	69.1%	60.7%	59.9%	62.3%	74.7%
Shares outstanding—year-end (thousands)	50,975	50,143	49,917	49,316	48,878
UTILITY GAS SALES AND DELIVERIES (thousands of therms)
Gas sold and delivered
Residential firm	662,357	689,986	627,527	648,701	593,594
Commercial and industrial
Firm	170,534	203,039	199,363	203,962	213,997
Interruptible	3,649	3,377	6,543	5,275	6,185

Total gas sold and delivered	836,540	896,402	833,433	857,938	813,776

Gas delivered for others
Firm	481,099	462,051	433,991	433,420	403,812
Interruptible	267,823	273,820	256,626	267,305	251,003
Electric generation	172,995	102,759	92,176	111,950	108,315

Total gas delivered for others	921,917	838,630	782,793	812,675	763,130

Total utility gas sales and deliveries	1,758,457	1,735,032	1,616,226	1,670,613	1,576,906

OTHER STATISTICS
Active customer meters—year-end	1,073,722	1,064,071	1,053,032	1,046,201	1,031,916
New customer meters added	10,563	11,011	12,962	19,373	24,693
Heating degree days—actual	3,825	4,211	3,458	3,955	3,710
Weather percent colder (warmer) than normal	1.6%	11.6%	(8.7)%	3.7%	(2.5)%

(a)	Excludes Allowance for Funds Used During Construction and prepayments associated with capital projects. Includes accruals for capital expenditures and other non-cash additions.

Washington Gas Light Company
Part II
Item 6. Selected Financial Data

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share data)
Years Ended September 30,	2010	2009	2008	2007	2006

SUMMARY OF EARNINGS
Operating Revenues
Utility	$1,321,446	$1,505,875	$1,552,344	$1,513,839	$1,637,491
Non-utility	75	41	66	242	632

Total operating revenues	$1,321,521	$1,505,916	$1,552,410	$1,514,081	$1,638,123

Income from continuing operations	$101,029	$105,265	$112,862	$89,180	$84,521
Net income applicable to common stock	$101,029	$105,265	$112,862	$89,180	$84,521
CAPITALIZATION-YEAR END
Common shareholder’s equity	$994,876	$966,439	$935,049	$885,390	$857,353
Preferred stock	28,173	28,173	28,173	28,173	28,173
Long-term debt, excluding maturities	592,875	561,830	603,745	615,473	574,139

Total capitalization	$1,615,924	$1,556,442	$1,566,967	$1,529,036	$1,459,665

OTHER FINANCIAL DATA
Total assets—year-end	$3,270,276	$3,051,572	$3,022,766	$2,824,206	$2,562,987
Property, plant and equipment-net—year-end	$2,329,528	$2,255,870	$2,197,285	$2,139,221	$2,056,242
Capital expenditures
Accrual basis (a)	$129,236	$133,447	$129,789	$162,049	$156,357
Cash basis adjustments	(4,023)	718	3,844	1,061	2,179

Cash basis	$125,213	$134,165	$133,633	$163,110	$158,536

Long-term obligations—year-end	$592,875	$561,830	$603,745	$615,473	$574,139
UTILITY GAS SALES AND DELIVERIES (thousands of therms)
Gas sold and delivered
Residential firm	662,357	689,986	627,527	648,701	593,594
Commercial and industrial
Firm	170,534	203,039	199,363	203,962	213,997
Interruptible	3,649	3,377	6,543	5,275	6,185

Total gas sold and delivered	836,540	896,402	833,433	857,938	813,776

Gas delivered for others
Firm	481,099	462,051	433,991	433,420	403,812
Interruptible	267,823	273,820	256,626	267,305	251,003
Electric generation	172,995	102,759	92,176	111,950	108,315

Total gas delivered for others	921,917	838,630	782,793	812,675	763,130

Total utility gas sales and deliveries	1,758,457	1,735,032	1,616,226	1,670,613	1,576,906

OTHER STATISTICS
Active customer meters—year-end	1,073,722	1,064,071	1,053,032	1,046,201	1,031,916
New customer meters added	10,563	11,011	12,962	19,373	24,693
Heating degree days—actual	3,825	4,211	3,458	3,955	3,710
Weather percent colder (warmer) than normal	1.6%	11.6%	(8.7)%	3.7%	(2.5)%

(a)	Excludes Allowance for Funds Used During Construction and prepayments associated with capital projects. Includes accruals for capital expenditures and other non-cash additions.

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

Both sections of Management’s Discussion—WGL Holdings and Washington Gas—are designed to provide an understanding of our operations and financial performance and should be read in conjunction with the respective company’s financial statements and the combined Notes to Consolidated Financial Statements in this annual report.

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

WGL Holdings has three operating segments:

•	regulated utility;

•	retail energy-marketing and

•	design-build energy systems.

Our core subsidiary, Washington Gas, engages in the delivery and sale of natural gas that is regulated by regulatory commissions in the District of Columbia, Maryland and Virginia. Through the wholly owned unregulated subsidiaries of Washington Gas Resources Corporation (Washington Gas Resources), we offer energy-related products and services. We offer competitively priced natural gas and electricity to customers through Washington Gas Energy Services (WGEServices), our unregulated retail energy-marketing subsidiary. We offer design-build energy efficient and sustainable solutions focused on upgrading energy related systems of large government and commercial facilities through Washington Gas Energy Systems (WGESystems).

Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. These activities include the operations of CEV, an unregulated wholesale energy company that engages in acquiring and optimizing the natural gas storage and transportation assets and WGSW, Inc, a holding company formed to invest in residential solar photovoltaic power generating systems. Transactions classified in “Other Activities” primarily consist of administrative costs associated with WGL Holdings and Washington Gas Resources and the results of CEV’s unrealized gains on energy-related derivatives.

Refer to the Business section under Item 1 of this report for further discussion of our regulated utility and non-utility business segments. For further discussion of our financial performance by operating segment, refer to Note 15 — Operating Segment Reporting of the Notes to Consolidated Financial Statements.

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

WGEServices is subject to the jurisdictional requirements of the public service regulatory commissions of the states in which the company is authorized as a competitive service provider. These regulatory commissions authorize the company to provide service, review certain terms and conditions of service and establish the regulatory rules for interactions between the utility and the competitive service provider. In addition these regulatory commissions issue orders and promulgate rules that establish the broad structure and conduct of retail energy markets. Changes to the rules and orders by the regulatory commissions may affect WGEServices’ financial performance.

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

The increase in demand for pipeline and storage capacity compared to the available capacity is a business issue for local distribution companies, such as Washington Gas. Aside from the past year or two when the economy and housing market was in a recession, historically, Washington Gas’s customer base has grown at an annual rate of approximately two percent. It is expected to return to this historical growth rate over the next few years as the new housing market recovers. To help maintain the adequacy of pipeline and storage capacity for its growing customer base, Washington Gas has contracted with various interstate pipeline and storage companies to expand its transportation and storage capacity services to Washington Gas. These capacity expansion projects are expected to be placed into service during fiscal years 2011-2015. Additionally, Washington Gas anticipates enhancing its peaking capacity by constructing a liquefied natural gas (LNG) peaking facility that is expected to be completed and placed in service by the 2015-2016 winter heating season (refer to the section entitled “Liquidity and Capital Resources—Capital Expenditures”). Washington Gas will continue to monitor other opportunities to acquire or participate in obtaining additional pipeline and storage capacity that will support customer growth and improve or maintain the high level of service expected by its customer base.

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

Washington Gas.  Under its regulated gas cost recovery mechanisms, Washington Gas records cost of gas expense equal to the cost of gas that is recovered in revenues from customers for each period reported. An increase in the cost of gas due to an increase in the purchase price of the natural gas commodity generally has no direct effect on Washington Gas’s net income. However, to the extent Washington Gas does not have regulatory mechanisms in place to mitigate the indirect effects of higher gas prices, its net income may decrease for factors such as: (i) lower natural gas consumption caused by customer conservation; (ii) increased short-term interest expense to finance a higher natural gas storage and accounts receivables balances and (iii) higher expenses for uncollectible accounts.

Various regulatory mechanisms help to mitigate these effects on Washington Gas’s revenue and net income. A Revenue Normalization Adjustment (RNA) billing mechanism in Maryland, a decoupling rate mechanism for residential customers in Virginia and other regulatory mechanisms in both Maryland and Virginia decouple Washington Gas’s non-gas revenues from actual delivered volumes of gas. In the District of Columbia, Washington Gas has filed a revised tariff application seeking approval of an RNA (refer to the section entitled “Rates and Regulatory Matters” for further discussion of Washington Gas’s RNA application).

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

In each jurisdiction in which Washington Gas operates, changes in customer usage profiles have been reflected in recent rate case proceedings where rates have been adjusted to reflect current customer usage. Changes in customer usage by existing customers that occur subsequent to recent rate case proceedings in the Maryland jurisdiction generally will not change revenues because the RNA mechanism stabilizes the level of delivery charge revenues received from customers.

In Virginia, decoupling rate mechanisms for residential customers permit Washington Gas to adjust revenues for non-weather related changes in customer usage. Washington Gas has filed an application for approval of a decoupling mechanism that will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts for small commercial and industrial customers.

In the District of Columbia, decreases in customer usage by existing customers that occur subsequent to its most recent rate case proceeding will have the effect of reducing revenues, which may be offset by the favorable effect of adding new customers. Washington Gas has filed a revised tariff application seeking approval of an RNA, a sales adjustment mechanism that decouples Washington Gas’s non-gas revenues from actual delivered volumes of gas (refer to the section entitled “Rates and Regulatory Matters” for further discussion of Washington Gas’s regulatory applications).

     Maintaining the Safety and Reliability of the Natural Gas Distribution System

Maintaining and improving the public safety and reliability of Washington Gas’s natural gas distribution system is our highest priority which provides benefits to both customers and investors through lower costs and improved customer service. Washington Gas continually monitors and reviews changes in the codes and regulations that govern the operation of the distribution system and refines its safety practices, with a particular focus on design, construction, maintenance, operation, replacement, inspection and monitoring practices to meet or exceed these requirements. Significant changes in regulations can impact the cost of operating and maintaining the system and operational issues that affect public safety and the reliability of Washington Gas’s natural gas distribution system that are not addressed within a timely and adequate manner could significantly and adversely affect our future earnings and cash flows, as well as result in a loss of customer confidence.

Washington Gas is experiencing operational issues associated with the receipt of vaporized LNG from the Cove Point LNG terminal owned by Dominion Cove Point LNG, LP and Dominion Transmission Inc. (collectively Dominion). Refer to the section entitled “Operating Issues Related To Cove Point Natural Gas Supply” for a discussion of the specific operational issues involved.

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
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

In each of the jurisdictions served by Washington Gas, regulators and utilities have implemented customer choice programs to purchase natural gas. These programs allow customers the choice of purchasing their natural gas from unregulated third party marketers, rather than from the local utility. There is no direct effect on Washington Gas’s net income when customers purchase their natural gas commodity from unregulated third party marketers because Washington Gas charges its customers the cost of gas without any mark-up. The transfer of customers to third party marketers for sales service involves a sale of inventory volumes from the utility to the marketers, thereby lowering our storage inventory carrying charges.

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

     Environmental Matters

We are subject to federal, state and local laws and regulations related to environmental matters. These evolving laws and regulations may require expenditures over a long timeframe. It is our position that, at this time, the appropriate remediation is being undertaken at all the relevant sites. Refer to Note 12—Environmental Matters of the Notes to Consolidated Financial Statements for further discussion of these matters.

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

     Economic Conditions and Interest Rates

We operate in one of the nation’s largest regional economies, including several of the nation’s wealthiest counties. Over time, the economic strength of our service territory has allowed Washington Gas to expand its regulated delivery service customer base at a relatively stable rate. In addition, the region provides an active market for our subsidiaries to market natural gas, electricity and other energy-related products and services.

More recently, we continue to see signs of recovery in our service territory from the economic downturn that began in 2007 and carried through the first half of 2009. Home values have stabilized and are beginning to improve, and the regional economy is starting to slowly grow again. We remain cautiously optimistic about this trend and expect a recovery in the new housing market to take a few years to return to pre-recession levels.

In this slow-growth environment, and recognizing continued concerns about both employment and the possibility of a second dip in the economic recovery, WGL Holdings and Washington Gas may be affected in the following ways: (i) continued levels of customer conservation; (ii) year-over-year increases in uncollectible accounts expense; and (iii) continued low growth rates in customers and related capital expenditures including higher rates of unoccupied homes where there is not an active account. Refer to “Non-Weather Related Changes in Natural Gas Consumption Patterns”, above, for a discussion of regulatory mechanisms in place to mitigate the effects of customer conservation at Washington Gas. Consumer demand for goods, services, and energy may not pick up until unemployment and tight consumer credit conditions ease, leading to a flat or deflationary environment.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Interest rates remained low during fiscal year 2010, and investor demand for high-credit-quality issuers was strong. There remained, however, a lack of credit availability for builders and homebuyers that, if continued, may keep new construction growth at low rates, even as housing prices have stabilized. Refer to “Inflation/Deflation” below for a discussion of the regulatory impacts of deflation and the section entitled “General Factors Affecting Liquidity” for a discussion of our access to capital markets. We expect that the effects of a slow-growth economy may be partially mitigated by continued government spending in our region.

Improvements in the economy could affect the value of our pension plan assets. While Washington Gas made a contribution to its pension plan in fiscal year 2010, its first in more than twenty years, investment market improvements could result in lower expenses and funding requirements for our pension and other post-retirement benefit plans in future years.

We require short-term debt financing to effectively manage our working capital needs and long-term debt financing to support the capital expenditures of Washington Gas. A rise in interest expense paid without the timely recognition of the higher cost of debt in the utility rates charged by Washington Gas to its customers could adversely affect future earnings. A rise in short-term interest rates, without the higher cost of debt being reflected in the prices charged to customers, could also negatively affect the results of operations of our retail energy-marketing segment.

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

     Accounting for Unbilled Revenue

For regulated deliveries of natural gas, Washington Gas reads meters and bills customers on a monthly cycle basis. The billing cycles for customers do not coincide with the accounting periods used for financial reporting purposes. Washington Gas accrues unbilled revenues for gas that has been delivered but not yet billed at the end of an accounting period. In connection with this accrual, Washington Gas must estimate the amount of gas that has not been accounted for on its delivery system and must estimate the amount of the unbilled revenue by jurisdiction and customer class. A similar computation is made for WGEServices to accrue unbilled revenues for both gas and electricity.

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

Washington Gas accounts for its regulated operations in accordance with FASB Accounting Standards Codification (ASC) Topic 980, Regulated Operations (ASC Topic 980), which results in differences in the application of GAAP between regulated and unregulated businesses. ASC Topic 980 requires recording regulatory assets and liabilities for certain transactions that would have been treated as expense or revenue in unregulated businesses. Future regulatory changes or changes in the competitive environment could result in WGL Holdings and Washington Gas discontinuing the application of ASC Topic 980 for some of its business and require the write-off of the portion of any regulatory asset or liability for which recovery or refund is no longer probable. If Washington Gas were required to discontinue the application of ASC Topic 980 for any of its operations, it would record a non-cash charge or credit to income for the net book value of its regulatory assets and liabilities. Other adjustments might also be required.

The current regulatory environment and Washington Gas’s specific facts and circumstances support both the continued application of FASB ASC Topic 980 for our regulatory activities and the conclusion that all of our regulatory assets and liabilities as of September 30, 2010 are recoverable or refundable through rates charged to customers.

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

     Accounting for Contingencies

We account for contingent liabilities utilizing ASC Topic 450, Contingencies. By their nature, the amount of the contingency and the timing of a contingent event are subject to our judgment of such events and our estimates of the amounts. Actual results related to contingencies may be difficult to predict and could differ significantly from the estimates included in reported earnings. For a discussion of contingencies, see Note 13—Commitments and Contingencies of the Notes to Consolidated Financial Statements.

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

If available, fair value is based on actively quoted market prices. In the absence of actively quoted market prices, we seek indicative price information from external sources, including broker quotes and industry publications. If pricing information from external sources is not available, we must estimate prices based on available historical and near-term future price information and/or the use of statistical methods. These inputs are used with industry standard valuation methodologies. See Note 14 for discussion of our valuation methodologies.

     Accounting for Pension and Other Post-Retirement Benefit Plans

Washington Gas maintains a qualified, trusteed, employee-non-contributory defined benefit pension plan (qualified pension plan) covering most active and vested former employees of Washington Gas and a separate non-funded defined benefit supplemental retirement plan (DB SERP) covering most executive officers. Washington Gas accrues the estimated benefit obligation of the DB SERP as earned by the covered employees and Washington Gas pays, from internal funds, the individual benefits as they are due. Beginning in 2009, the Company began closing these plans to new entrants. As of January 1, 2010, all new employees are entitled to defined contribution plans. Washington Gas also provides certain healthcare and life insurance benefits for retired employees which are accrued and funded in a trust on an actuarial basis over the work life of the retirees. The qualified pension plan, DB SERP and health and post-retirement plans are collectively referred to as the “Plans.”

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

The following table illustrates the effect of changing these actuarial assumptions, while holding all other assumptions constant:

Effect of Changing Critical Actuarial Assumptions
(In millions)		Pension Benefits		Health and Life Benefits

		Increase		Increase
	Percentage-Point	(Decrease)	Increase	(Decrease) in	Increase
	Change in	in Ending	(Decrease) in	Ending	(Decrease) in
Actuarial Assumptions	Assumption	Obligation	Annual Cost	Obligation	Annual Cost

Expected long-term return on plan assets	+/− 1.00 pt.	n/a	$(5.9) / $5.9	n/a	$(2.7) / $2.7
Discount rate	+/− 0.25 pt.	$(22.0) / $23.1	$(1.4) / $1.5	$(14.3) / $15.1	$(1.2) / $1.2
Rate of compensation increase	+/− 0.25 pt.	$3.8 / $(3.7)	$0.6 / $(0.5)	n/a	n/a
Healthcare cost trend rate	+/− 1.00 pt.	n/a	n/a	$62.0 / $(50.5)	$9.5 / $(7.7)

Differences between actuarial assumptions and actual plan results are deferred and amortized into cost when the accumulated differences exceed ten percent of the greater of the Projected Benefit Obligation or the market-related value of the plan assets. If necessary, the excess is amortized over the average remaining service period of active employees. At September 30, 2010, the discount rate for the DB SERP and pension plans decreased to 5.5% from 6.5% from the comparable period. The health and post-retirement plans discount rate also decreased to 5.75% from 6.5% during the same period. The lower discount rates reflect the change in long-term interest rates primarily due to current market conditions. Refer to Note 10—Pension and Other Post-Retirement Benefit Plans of the Notes to Consolidated Financial Statements for a listing of the actuarial assumptions used and for a further discussion of the accounting for the Plans.

Stock Based Compensation

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

We issued both performance shares and performance units in fiscal year 2010; however, we did not issue stock options. As of September 30, 2010, there are prior years’ option grants outstanding with an exercise price at the market value of our common stock

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

on the date of the grant. Our stock options generally have a vesting period of three years, and expire ten years from the date of the grant.

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

Refer to Notes 1 and 11—Accounting Policies and Stock-Based Compensation of the Notes to Consolidated Financial Statements for a further discussion of our share-based awards.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WGL HOLDINGS, INC.

     RESULTS OF OPERATIONS

We analyze our results of operations using utility net revenues and retail energy-marketing gross margins. Both utility net revenues and retail energy-marketing gross margins are calculated as revenues less the associated cost of energy and applicable revenue taxes. We believe utility net revenues is a better measure to analyze profitability than gross operating revenues for our regulated utility segment because the cost of the natural gas commodity and revenue taxes are generally included in the rates that Washington Gas charges to customers as reflected in operating revenues. Accordingly, changes in the cost of gas and revenue taxes associated with sales made to customers generally have no direct effect on utility net revenues, operating income or net income. We consider gross margins to be a better reflection of profitability than gross revenues or gross energy costs for our retail energy-marketing segment because gross margins are a direct measure of the success of our core strategy for the sale of natural gas and electricity to end-users.

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

     Summary Results

WGL Holdings reported net income of $109.9 million, $120.4 million and $116.5 million for the fiscal years ended September 30, 2010, 2009 and 2008, respectively. We earned a return on average common equity of 9.8%, 11.2% and 11.5%, respectively, during each of these three fiscal years.

The following table summarizes our net income (loss) by operating segment for fiscal years ended September 30, 2010, 2009 and 2008.

Net Income (Loss) by Operating Segment

	Years Ended September 30,			Increase (Decrease)

				2010	2009
(In millions)	2010	2009	2008	vs. 2009	vs. 2008

Regulated Utility	$101.7	$106.0	$113.7	$(4.3)	$(7.7)
Non-utility operations:
Retail energy-marketing	11.1	15.0	4.8	(3.9)	10.2
Design-Build Energy Systems	(0.6)	3.1	1.8	(3.7)	1.3
Other, principally non-utility activities	(2.3)	(3.7)	(3.8)	1.4	0.1

Total non-utility	8.2	14.4	2.8	(6.2)	11.6

Net income	$109.9	$120.4	$116.5	$(10.5)	$3.9

Earnings per average common share
Basic	$2.17	$2.40	$2.35	$(0.23)	$0.05
Diluted	$2.16	$2.39	$2.33	$(0.23)	$0.06

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

     Regulated Utility Operating Results

The following table summarizes the regulated utility segment’s operating results for fiscal years ended September 30, 2010, 2009 and 2008.

Regulated Utility Operating Results

	Years Ended September 30,			Increase (Decrease)

				2010	2009
(In millions)	2010	2009	2008	vs. 2009	vs. 2008

Utility net revenues:
Operating revenues	$1,321.4	$1,505.9	$1,552.3	$(184.5)	$(46.4)
Less: Cost of gas	642.0	829.9	885.2	(187.9)	(55.3)
Revenue taxes	64.4	61.1	55.3	3.3	5.8

Total utility net revenues	615.0	614.9	611.8	0.1	3.1
Operation and maintenance	260.6	255.5	250.1	5.1	5.4
Depreciation and amortization	93.1	94.5	94.2	(1.4)	0.3
General taxes and other assessments—other	51.3	48.7	43.7	2.6	5.0

Operating income	210.0	216.2	223.8	(6.2)	(7.6)
Interest expense	39.9	44.1	45.4	(4.2)	(1.3)
Other (income) expenses-net, including
preferred stock dividends	0.8	(0.3)	(0.6)	1.1	0.3
Income tax expense	67.6	66.4	65.3	1.2	1.1

Net income	$101.7	$106.0	$113.7	$(4.3)	$(7.7)

Fiscal Year 2010 vs. Fiscal Year 2009.  The $4.3 million decrease in net income primarily reflects: (i) $13.4 million in higher employee benefit expense due to changes in plan asset values and plan valuation assumptions and a loss recognized for a partial settlement of the Supplemental Executive Retirement Program (SERP); (ii) a $6.3 million decrease in the recovery of storage gas inventory carrying costs, reflecting lower average inventory investment values; (iii) a $4.6 million reversal of a reserve for disallowed natural gas costs in Maryland due to a February 5, 2009 Order from the Public Service Commission of Maryland (PSC of MD); (iv) a $4.4 million decrease in realized margins associated with our asset optimization program; (v) a $2.4 million increase in higher property taxes and (vi) a $2.4 million increase in the effective tax rate due to higher state taxes and the effects of health care legislation.

Partially offsetting this decrease were: (i) a $7.8 million increase in unrealized margins associated with our asset optimization program; (ii) a $7.6 million lower of cost or market adjustment associated with our asset optimization program; (iii) $5.3 million in favorable effects of changes in natural gas consumption patterns; (iv) a $4.6 million increase in net revenues from customer growth representing an increase of over 8,900 average active customer meters over fiscal year 2009; (v) $2.4 million in lower costs for weather protection products related to the District of Columbia and (vi) a $4.2 million decrease in interest expense related to both lower interest rates and decreased borrowing levels.

Fiscal Year 2009 vs. Fiscal Year 2008.  The $7.7 million decrease in net income primarily reflects: (i) the $16.1 million unfavorable effects of changes in natural gas consumption patterns that benefited fiscal year 2008; (ii) $4.3 million higher net revenues in fiscal year 2008 due to the timing of prior year rate relief in Maryland; (iii) a $5.0 million scheduled increase in recurring service costs associated with the implementation of the BPO agreement; (iv) a $5.9 million lower of cost or market adjustment associated with our asset optimization program; (v) a $1.9 million increase in property and other general taxes and (vi) a $1.8 million increase in uncollectible accounts expense due to an adjustment to the accumulated reserve in the current period to reflect changes in economic conditions and an allowance for the effect of a Maryland customer payment relief program.

Partially offsetting this decrease were: (i) a $5.1 million increase in net revenues from customer growth representing an increase of over 10,000 average active customer meters over fiscal year 2008; (ii) a $4.6 million reversal of a reserve for disallowed natural gas costs in Maryland due to a February 5, 2009 Order from the Public Service Commission of Maryland (PSC of MD); (iii) a $4.6 million increase in unrealized margins associated with our asset optimization program; (iv) a $3.8 million decease in employee

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

benefits and (v) a $3.1 million decrease in premium costs associated with our weather protection products related to our District of Columbia territory. In addition, under the Virginia Sharing Mechanism (ESM), a liability to customers is accrued when regulated results exceed an earnings threshold. The ESM threshold was exceeded in fiscal year 2008, resulting in a reduction in earnings of $5.6 million. During fiscal year 2009, earnings were unaffected as regulated results did not exceed the ESM threshold (refer to the section entitled “Rates and Regulatory Matters—Performance-Based Rate Plans” included in Management’s Discussion for Washington Gas).

Utility Net Revenues.  The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between years.

Composition of Changes in Utility Net Revenues

	Increase (Decrease)

	2010	2009
(In millions)	vs. 2009	vs. 2008

Customer growth	$4.6	$5.1
Estimated weather effects	(2.4)	7.5
Estimated change in natural gas consumption patterns	5.3	(16.1)
Impact of rate/depreciation cases	(1.1)	(4.3)
Gas administrative charge (GAC)	(3.2)	1.1
Asset optimization:
Realized mark-to-market valuations	(4.4)	0.9
Unrealized mark-to-market valuations	7.8	4.6
Lower of cost or market adjustment	7.6	(5.9)
Storage carrying costs	(6.3)	–
Earnings Sharing Mechanism (ESM)	(0.7)	5.6
Regulatory adjustment	–	(1.1)
Reversal of reserve for natural gas costs	(4.6)	4.6
Other	(2.5)	1.1

Total	$0.1	$3.1

Customer growth—Average active customer meters increased 8,900 from fiscal year 2009 to 2010. Average active customer meters increased 10,200 from fiscal year 2008 to 2009.

Estimated weather effects—Weather, when measured by heating degree days (HDDs), was 1.6% and 11.6% colder than normal during the years ended September 30, 2010 and 2009, respectively, and 8.7% warmer than normal in fiscal year 2008. Washington Gas has a weather protection strategy that is designed to neutralize the estimated financial effects of variations from normal weather on net income (refer to the section entitled “Weather Risk” for further discussion of our weather protection strategy). On September 21, 2009, Washington Gas executed a heating degree day derivative contract to manage its exposure to variations from normal weather in the District of Columbia during fiscal year 2010. Changes in the fair value of this derivative are reflected in operation and maintenance expenses. Including the effects of our weather protection strategy, there were no material effects on net income attributed to colder or warmer weather for the years ended September 30, 2010, 2009 or 2008.

Estimated change in natural gas consumption patterns—The variance in net revenues reflects the changes in natural gas consumption patterns in the Virginia and District of Columbia jurisdictions. These changes may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per HDD that occur. Natural gas consumption patterns may also be affected by non-weather related factors such as customer conservation.

Impact of rate cases—New rates reflecting a lower provision for depreciation expense were effective on June 1, 2010 in Maryland. The Revenue Normalization Adjustment (RNA) contributed incremental revenue during the fiscal year 2008 compared to the same period in fiscal year 2009 as results for the year ended September 30, 2008 reflected the implementation of the RNA and a combination of customer usage patterns from two different test years.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

GAC—Represents a regulatory mechanism in all jurisdictions that provides for recovery of uncollectible accounts expense related to changes in gas costs. Higher/lower recoveries reflect the timing of GAC rate increases in MD, VA and DC, partially offset by slightly higher/lower natural gas margins. The related uncollectible accounts expense is included in operation and maintenance expenses.

Asset optimization—We recorded net unrealized gains associated with our energy-related derivatives of $11.9 million and $4.1 million for the years ended September 30, 2010 and 2009, respectively, and recorded an unrealized loss of $0.5 million for fiscal year 2008. When these derivatives settle, any unrealized amounts will ultimately reverse and Washington Gas will realize margins when, combined with the related transactions, these derivatives economically hedge. Pre-tax realized gains related to our asset optimization program were $4.4 million lower for the year ended September 30, 2010 compared to the prior fiscal year and were $0.9 million higher for the year ended September 30, 2009 compared to 2008. Partially offsetting these realized margins were $0.8 million, $8.4 million and $2.5 million of unrealized lower-of-cost or market adjustments associated with storage capacity assets utilized for asset optimization for the fiscal years ended September 30, 2010, 2009 and 2008, respectively. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for further discussion of our asset optimization program.

Storage Carrying Costs—Each jurisdiction provides for the recovery of carrying costs based on the cost of capital in each jurisdiction, multiplied by the monthly average balance of storage gas inventory. The decrease in fiscal year 2010 over 2009 is due to lower average storage gas inventory investment balances primarily reflecting lower weighted average cost of gas in inventory during 2010 compared to 2009.

Earnings Sharing Mechanism—The Virginia ESM shares with shareholders and customers in Virginia, earnings that exceed a target rate of return on equity. We recorded an estimated $4.8 million liability in fiscal year 2008 and a true-up to that liability in fiscal year 2009 to reflect the actual obligation approved by the SCC of VA. No obligations were recorded under this mechanism for fiscal years 2010 or 2009. Refer to the section entitled “Rates and Regulatory Matters—Performance-Based Rate Plans” included in Management’s Discussion for Washington Gas for a further discussion of the ESM.

Regulatory adjustment—The decrease in 2009 represents an adjustment of $1.1 million made in fiscal year 2008 applicable to prior fiscal years as a result of an interpretive change in the calculation of interruptible revenue sharing in the District of Columbia.

Reserve for disallowance of natural gas costs—In the second quarter of fiscal year 2009, Washington Gas reversed a $4.6 million reserve for disallowed natural gas costs in Maryland to income due to a favorable February 5, 2009 order from the PSC of MD. This order resolved a contingency related to a proposed order issued by a Hearing Examiner of the PSC of MD in fiscal year 2006. Refer to the section entitled “Rates and Regulatory Matters” in Management’s Discussion for Washington Gas for further discussion of this matter.

Operation and Maintenance Expenses.  The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility segment between years.

Composition of Changes in Operation and Maintenance Expenses

	Increase (Decrease)

	2010	2009
(In millions)	vs. 2009	vs. 2008

Employee benefits	$13.4	$(3.8)
Uncollectible accounts	(5.0)	1.8
Business Process Outsourcing (BPO)	(2.8)	5.0
Weather insurance and derivative benefits:
(Benefit)/Loss	(2.4)	7.5
Decrease in premium costs	(2.4)	(3.1)
Labor and incentive plans	2.4	(1.5)
Hexane costs	1.8	1.1
Other operating expenses	0.1	(1.6)

Total	$5.1	$5.4

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Employee benefits—The increase in employee benefits expense for fiscal year 2010 over 2009 reflects higher pension and other post-retirement benefits due to changes in plan asset values and discount rate assumptions used to measure the benefit obligation and a $3.5 million loss recognized for a partial settlement of the SERP related to fiscal year 2010. The decrease in employee benefits expense for fiscal year 2009 compared to 2008 reflects a reduction in the Company’s portion of benefit costs for the post-retirement benefit plans as well as a higher discount rate assumption used to measure the benefit obligation.

Uncollectible accounts—The reduction in uncollectible accounts expense tracks the lower revenues due to reduced gas costs reflected in fiscal year 2010 compared to the prior year and an additional reserve in 2009 for the effect of a customer payment relief program adopted in Maryland. The year-over-year comparison of fiscal year 2009 to 2008 reflects the additional reserve in 2009 for the Maryland payment relief program and other adjustments to the accumulated reserve balances made in 2009 and 2008 to address changes in economic conditions.

Business Process Outsourcing—The year-over-year comparison of fiscal year 2010 to 2009 reflects a scheduled decrease in recurring service costs commencing July 2009 and lower mainframe services and maintenance costs in fiscal year 2010. The year-over-year comparison of fiscal year 2009 to 2008 reflects a scheduled increase in the recurring service costs paid to the service provider and amortization expense related to the regulatory asset established for initial BPO implementation costs, partially offset by reduced labor and employee benefits.

Weather insurance and derivative benefits—The effects of hedging variations from normal weather in the District of Columbia for fiscal years 2010, 2009, and 2008 are recorded to operation and maintenance expense. During fiscal year 2010, Washington Gas recorded losses of $0.8 million (pre-tax) related to its weather derivatives as a result of colder-than-normal weather and received a benefit of $2.1 million for premiums on our weather related derivatives. During fiscal year 2009, Washington Gas recorded losses of $2.9 million (pre-tax) related to its weather derivatives as a result of colder-than-normal weather and incurred a cost of $0.3 million for premiums on our weather related derivatives. During fiscal year 2008, Washington Gas received a benefit of $4.6 million (pre-tax) from its weather insurance that resulted from warmer-than-normal weather and incurred a cost of $3.4 million for premiums on our weather related derivatives. The benefits or losses of the weather-related instruments are offset by the effect of weather on utility net revenues.

Labor and incentive plans—The increase in expense in fiscal year 2010 compared to 2009 reflects an increase in incentive plan benefit costs in 2010 and a forfeiture rate change that lowered the prior year expense. The year-over-year comparison of fiscal year 2009 and 2008 reflects the capitalization of certain incentive benefits that were previously charged to expense as a result of a regulatory decision in Virginia.

Hexane Costs—The cost for hexane increased primarily due to higher prices and additional third party plants added in 2010. This increase was more than offset by the recognition of regulatory assets in both DC and VA for hexane cost recovery authorized in fiscal year 2010.

Depreciation and Amortization.  The following table provides the key factors contributing to the changes in depreciation and amortization of the regulated utility segment between years.

Composition of Changes in Depreciation and Amortization

	Increase (Decrease)

	2010	2009
(In millions)	vs. 2009	vs. 2008

Property, plant and equipment	$3.3	$1.0
New depreciation rates—Maryland	(3.7)	–
Retirement of plant assets	(0.8)	–
Other	(0.2)	(0.7)

Total	$(1.4)	$0.3

New depreciation rates—Depreciation expense decreased due to lower depreciation rates effective June 2, 2010 as a result of an order issued by the Public Service Commission of Maryland (PSC of MD). Refer to the section entitled “Rates and Regulatory Matters—Depreciation Study” for further discussion of depreciation matters.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Other Changes in Expenses.  Fiscal year general taxes increased $2.6 million over 2009 due to a $2.4 million increase in property taxes. In addition, the effective income tax rate increased as a result of higher state taxes and the effects of the healthcare legislation. Fiscal year 2009 general taxes increased $5.0 million over 2008 due to a $1.9 million increase in property taxes and $3.1 million increase in DC energy taxes associated with trust funds geared towards implementing energy efficiency and renewable energy programs. These DC energy taxes are offset by amounts collected in rates charged to customers. The effective income tax rate for fiscal year 2009 increased from 2008 due to an adjustment to our deferred tax balances in fiscal year 2008.

Retail Energy-Marketing

Our retail energy-marketing subsidiary, WGEServices, was established in 1997, and sells natural gas and electricity on an unregulated, competitive basis directly to residential, commercial and industrial customers. The following table depicts the retail energy-marketing segment’s operating results along with selected statistical data.

Retail-Energy Marketing Financial and Statistical Data

	Years Ended September 30,			Increase (Decrease)

				2010	2009
	2010	2009	2008	vs. 2009	vs. 2008

Operating Results (In millions)
Gross margins:
Operating revenues	$1,390.5	$1,192.0	$1,062.7	$198.5	$129.3
Less: Cost of energy	1,324.0	1,127.4	1,023.3	196.6	104.1
Revenue taxes	3.2	1.1	0.6	2.1	0.5

Total gross margins	63.3	63.5	38.8	(0.2)	24.7
Operation expenses	41.3	35.0	26.5	6.3	8.5
Depreciation and amortization	0.8	0.8	0.8	–	–
General taxes and other assessments—other	3.7	3.0	2.8	0.7	0.2

Operating Income	17.5	24.7	8.7	(7.2)	16.0
Other income (expenses)-net	–	0.1	0.1	(0.1)	–
Interest expense	0.2	0.6	1.1	(0.4)	(0.5)
Income tax expense	6.2	9.2	2.9	(3.0)	6.3

Net income	$11.1	$15.0	$4.8	$(3.9)	$10.2

Analysis of gross margins (In millions)
Natural gas
Realized margins	$33.4	$45.7	$26.6	$(12.3)	$19.1
Unrealized mark-to-market gains (losses)	(15.8)	0.3	(1.7)	(16.1)	2.0

Total gross margins—natural gas	17.6	46.0	24.9	(28.4)	21.1

Electricity
Realized margins	$49.4	$37.3	$24.7	$12.1	$12.6
Unrealized mark-to-market losses	(3.7)	(19.8)	(10.8)	16.1	(9.0)

Total gross margins—electricity	45.7	17.5	13.9	28.2	3.6

Total gross margins	$63.3	$63.5	$38.8	$(0.2)	$24.7

Other Retail-Energy Marketing Statistics
Natural gas
Therm sales (millions of therms)	593.3	627.4	635.0	(34.1)	(7.6)
Number of customers (end of period)	160,900	151,500	133,300	9,400	18,200
Electricity
Electricity sales (millions of kWhs)	9,276.2	5,269.0	3,607.6	4,007.2	1,661.4
Number of accounts (end of period)	154,900	113,000	61,800	41,900	51,200

Fiscal Year 2010 vs. Fiscal Year 2009.  The retail energy-marketing segment reported net income of $11.1 million for the fiscal year 2010, a decrease of $3.9 million from net income of $15.0 million reported for fiscal year 2009. This comparison primarily

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

reflects lower gross margins from the sale of natural gas and higher operating expenses associated with increased marketing initiatives, partially offset by higher electric gross margins.

Gross margins from natural gas sales decreased $28.4 million in fiscal year 2010 from the prior year, reflecting a $12.3 million decrease in realized margins due to declines in gas sales margins attributed to warmer weather in fiscal year 2010 and to favorable gas price movements experienced during the 2009 fiscal year and a $16.1 million variance related to unrealized mark-to-market gains (losses) associated with energy related derivatives.

Gross margins from electric sales increased $28.2 million in fiscal year 2010 over the prior year, reflecting a $12.1 million increase in realized margins due to higher electric sales associated with customer growth and a $16.1 million variance related to mark-to-market losses associated with energy-related derivatives.

Fiscal Year 2009 vs. Fiscal Year 2008.  The retail energy-marketing segment reported net income of $15.0 million for the fiscal year 2009, an increase of $10.2 million over net income of $4.8 million reported for the prior fiscal year. This comparison primarily reflects higher gross margins from the sale of natural gas and electricity. Partially offsetting these favorable margins are higher operating expenses related to marketing initiatives designed to take advantage of unique marketing opportunities that arose during the latter half of fiscal year 2009.

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

Design-Build Energy Systems

The design-build energy systems segment reported a net loss of $0.6 million, net income of $3.1 million, and net income of $1.8 million in fiscal years 2010, 2009, and 2008, respectively. The decrease in annual net income in 2010 from 2009 is primarily due to delays in the initiation of certain planned project work for government agency customers in 2010 compared to 2009. Operating expenses were also higher due to increased labor expense associated with expansion plans. The increase in net income in 2009 over 2008 reflects increased profitability and growth in the number and size of design-build projects.

Other Non-Utility Activities

As previously discussed, transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations.

Results for our other non-utility activities reflect net losses of $2.3 million, $3.7 million, and $3.8 million for fiscal years 2010, 2009, and 2008, respectively. These comparisons primarily reflect unrealized gains on energy related derivatives related to Capitol Energy Ventures and lower general and administrative expenses.

Other Income (Expenses)—Net

Other income (expenses)—net reflects income of $0.9 million, $2.2 million and $2.5 million for fiscal years 2010, 2009 and 2008, respectively. These amounts primarily comprise interest income from short-term investments that qualify as cash and cash equivalents as well as interest income associated with certain regulatory items.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Interest Expense

Interest expense was $40.1 million for the fiscal year ended 2010, compared to $44.9 million and $46.8 million for fiscal years 2009 and 2008, respectively. Long-term debt primarily comprises unsecured MTNs issued solely by Washington Gas. The weighted average cost of MTNs was 6.04%, 5.82% and 5.95% at September 30, 2010, 2009 and 2008 respectively. The following table shows the components of the changes in interest expense between years.

Composition of Interest Expense Changes

	Increase (Decrease)

	2010 vs. 2009	2009 vs. 2008

Long-term debt	$(1.0)	$0.5
Short-term debt	(1.7)	(3.1)
Other (includes AFUDC(a))	(2.1)	0.7

Total	$(4.8)	$(1.9)

(a)	Represents Allowance for Funds Used During Construction.

WGL Holding’s interest expense of $40.1 million for the fiscal year 2010 decreased $4.8 million from $44.9 million in fiscal year 2009. Lower interest expense primarily reflects lower weighted average interest rates on short-term debt and lower borrowing levels. The decrease in interest expense also reflects a decrease in interest expense associated with customer deposits, among other items.

For fiscal year 2009 compared to fiscal year 2008, WGL Holding’s interest expense of $44.9 million decreased $1.9 million from $46.8 million. The lower interest expense related to short-term debt reflects a decrease in the weighted average cost for these borrowings, partially offset by an increase in the average balance outstanding. The higher interest expense associated with long-term debt reflects an increase of the average balance of long-term debt outstanding mostly offset by the decrease in the embedded cost of these borrowings as a result of issuing lower-cost debt. The decrease in interest expense also reflects a decrease in interest expense associated with customer deposits, among other items.

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

Our ability to obtain adequate and cost effective financing depends on our credit ratings as well as the liquidity of financial markets. Our credit ratings depend largely on the financial performance of our subsidiaries, and a downgrade in our current credit ratings could require us to post additional collateral with our wholesale counterparties and adversely affect our borrowing costs, as well as our access to sources of liquidity and capital. Also potentially affecting access to short-term debt capital is the nature of any restrictions that might be placed upon us, such as ratings triggers or a requirement to provide creditors with additional credit support in the event of a determination of insufficient creditworthiness. During fiscal year 2010, WGL Holdings met its liquidity needs at reasonable cost by issuing common stock through its dividend reinvestment plan and stock based compensation plans and by issuing commercial paper. Washington Gas met its liquidity needs at reasonable cost by issuing long-term debt securities and commercial paper to support its operations.

The level of our capital expenditure requirements, our credit ratings, and investor demand for our securities affect the availability of long-term capital at reasonable costs.

Our goal is to maintain our common equity ratio in the mid-50% range of total consolidated capital. The equity ratio varies during the fiscal year due to the seasonal nature of our business. This seasonality is also evident in the variability of our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of our current assets are converted into cash at the end of the winter heating season. Accomplishing this capital structure objective and

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

maintaining sufficient cash flow are necessary to maintain attractive credit ratings for WGL Holdings and Washington Gas, and to allow access to capital at reasonable costs.

As of September 30, 2010, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised of 63.9% common equity, 1.6% preferred stock and 34.5% long- term debt. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of Washington Gas and WGEServices and, to a lesser extent, other non-utility operations.

Our plans provide for sufficient liquidity to satisfy our financial obligations. At September 30, 2010, we did not have any restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.

Short-Term Cash Requirements and Related Financing

Washington Gas’s business is weather sensitive and seasonal, causing short-term cash requirements to vary significantly during the year. Approximately 79% of the total therms delivered in Washington Gas’s service area (excluding deliveries to two electric generation facilities) occur during the first and second fiscal quarters. Accordingly, Washington Gas typically generates more net income in the first six months of the fiscal year than it does for the entire fiscal year. During the first six months of our fiscal year, Washington Gas generates large sales volumes and its cash requirements peak when accounts receivable and unbilled revenues are at their highest levels. During the last six months of our fiscal year, after the winter heating season, Washington Gas will typically experience a seasonal net loss due to reduced demand for natural gas. During this period, many of Washington Gas’s assets are converted into cash which Washington Gas generally uses to reduce and sometimes eliminate short-term debt and to acquire storage gas for the next heating season.

Washington Gas and WGEServices have seasonal short-term cash requirements resulting from their need to purchase storage gas inventory in advance of the winter heating periods in which the storage gas is sold. At September 30, 2010 and 2009, WGL Holdings had inventory balances in gas storage of $242.2 million and $237.7 million, respectively with one additional month, October, remaining in the fill seasons. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. WGEServices collects revenues that are designed to reimburse its commodity costs used to supply its retail customer contracts. Variations in the timing of cash receipts from customers under these collection methods can significantly affect short-term cash requirements. In addition, both Washington Gas and WGEServices pay their respective commodity suppliers before collecting the accounts receivable balances resulting from these sales. WGEServices derives its funding to finance these activities from short-term debt issued by WGL Holdings. Additionally, WGEServices may be required to post collateral, either parent guarantees from WGL Holdings or cash, for certain purchases.

Variations in the timing of collections of gas costs under Washington Gas’s gas cost recovery mechanisms can significantly affect short-term cash requirements. At September 30, 2010 and 2009, Washington Gas had $7.3 million and $64.7 million, respectively, in unrecovered gas costs reflected in current assets/liabilities as gas costs due from/to customers related to the most recent twelve month gas cost recovery cycle ended August 31 of each year. Most of this current balance will be collected from customers in fiscal year 2011. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1st of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At September 30, 2010 and 2009 Washington Gas had a net non-current regulatory asset balance related to the respective current gas recovery cycle of $8.8 million and $62.3 million, respectively.

WGL Holdings and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. Bank credit balances available to WGL Holdings and Washington Gas net of commercial paper balances were $343.0 million and $256.6 million at September 30, 2010 and $341.0 million and $175.2 million at September 30, 2009, respectively. Refer to Note 3—Short-Term Debt of the Notes to the Consolidated Financial Statements for further information.

To manage credit risk, both Washington Gas and WGEServices may require deposits from certain customers and suppliers, which are reported as current liabilities in “Customer deposits and advance payments.” At September 30, 2010 and September 30, 2009, “Customer deposits and advance payments” totaled $65.3 million and $52.9 million, respectively. For both periods, most of these deposits related to customer deposits for Washington Gas.

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

At September 30, 2010, Washington Gas had the capacity under a shelf registration to issue up to $450.0 million of Medium Term Notes (MTNs). Washington Gas has authority from its regulators to issue other forms of long-term debt, including private placements. The following describes long-term debt issuance activity during fiscal year 2010 and 2009.

Fiscal Year 2010 Debt Financing Activity.  On November 2, 2009, Washington Gas entered into a note purchase agreement by and among certain purchasers for the issuance and sale of $50.0 million of unsecured 4.76% fixed rate notes with a ten year maturity date due November 1, 2019 through a private placement arrangement. The estimated effective cost of the notes, including consideration of issuance fees and hedge proceeds is 4.79%. Proceeds from these notes were used by Washington Gas to retire existing indebtedness. On April 6, 2010, Washington Gas retired $4.0 million of 7.50% MTNs. On May 12, 2010, Washington Gas retired $50.0 million of maturing 1.05% floating rate MTNs. On June 21, 2010, Washington Gas retired $20.0 million of 7.70% MTNs.

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
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Security Ratings

The table below reflects the current credit ratings for the outstanding debt instruments of WGL Holdings and Washington Gas. Changes in credit ratings may affect WGL Holdings’ and Washington Gas’s cost of short-term and long-term debt and their access to the capital markets. A security rating is not a recommendation to buy, sell, or hold securities. The rating may be subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating. On March 5, 2010, Moody’s Investors Service upgraded the commercial paper rating for WGL Holdings to Prime-2 from Not Prime. On June 16, 2010, Standard & Poor’s Ratings Services upgraded the commercial paper rating for WGL Holdings and Washington Gas to A-1+ from A-1.

	WGL Holdings		Washington Gas
	Unsecured		Unsecured
	Medium-Term Notes	Commercial	Medium-Term	Commercial
Rating Service	(Indicative)(a)	Paper	Notes	Paper

Fitch Ratings(b)	A+	F1	AA−	F1+
Moody’s Investors Service(c)	Not Rated	P-2	A2	P-1
Standard & Poor’s Ratings Services(d)	AA−	A-1+	AA−	A-1+

(a)	Indicates the ratings that may be applicable if WGL Holdings were to issue unsecured MTNs.
(b)	On January 22, 2010, Fitch Ratings changed its rating on Washington Gas’s preferred stock from A+ to A due a criteria change for all utility companies covered by Fitch Ratings.
(c)	On March 5, 2010, Moody’s Investors Service upgraded its rating on WGL Holdings’ commercial paper from Not Prime to P-2.
(d)	On June 9, 2010, Standard & Poor’s Ratings Services revised its outlook on the long-term debt ratings of WGL Holdings and Washington Gas from stable to negative. On June 16, 2010, Standard & Poor’s Ratings Services upgraded its ratings of WGL Holdings’ and Washington Gas’s Commercial Paper from A-1 to A-1+.

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

Under the terms of WGL Holdings’ and Washington Gas’s credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). In addition, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. The failure to inform the lenders’ agent of changes in these areas deemed material in nature might constitute default under the agreements. Additionally, WGL Holdings’ or Washington Gas’s failure to pay principal or interest when due on any of its other indebtedness may be deemed to be a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At September 30, 2010, we were in compliance with all of the covenants under our revolving credit facilities.

For certain of Washington Gas’s natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded to or below the lower of a BBB- rating by Standard & Poor’s Ratings Services or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’s credit rating declines, then the counterparty may require additional credit support. At September 30, 2010, Washington Gas would not be required to supply additional credit support by these arrangements if its long-term debt rating were to be downgraded one rating level.

WGL Holdings has guaranteed payments for certain purchases of natural gas and electricity on behalf of its wholly-owned subsidiary, WGEServices (refer to “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” for a further discussion of these guarantees). If the credit rating of WGL Holdings declines, WGEServices may be required to provide additional credit support for these purchase contracts. At September 30, 2010, WGEServices would be required to provide

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

$12.1 million in additional credit support for these arrangements if the long-term debt rating of WGL Holdings were to be downgraded one rating level.

Cash Flows Provided by Operating Activities

The primary drivers for our operating cash flows are cash payments received from natural gas and electricity customers, offset by our payments for natural gas and electricity costs, operation and maintenance expenses, taxes and interest costs.

Net cash provided by operating activities totaled $291.0 million, $308.4 million and $63.3 million for fiscal years 2010, 2009 and 2008, respectively. Net cash provided by operating activities reflects net income before preferred stock dividends, as adjusted for non-cash earnings and charges and changes in working capital. Certain changes in working capital from September 30, 2009 to September 30, 2010 are described below.

•	Accounts receivable and unbilled revenues increased $65.5 million from September 30, 2009 primarily due to increased sales volumes associated with WGEServices electric sales.

•	Storage gas inventory cost levels increased $4.5 million from September 30, 2009 primarily due to incremental volumes related to CEV asset optimization activities.

•	Gas costs and other regulatory assets decreased $53.5 million from September 30, 2009 due to the collection of prior year gas cost under-collections and the change in unbilled gas costs.

•	Accounts payable and other accrued liabilities increased $8.9 million, largely attributable to an increase in WGEServices’ electric purchases.

•	Other prepayments increased $10.1 million from September 30, 2009 reflecting a refund due to the Company related to a change in tax method for maintenance expense.

•	Other current liabilities increased $31.1 million primarily due to an increase in the fair value of certain derivative liabilities resulting from a decrease in energy prices.

•	Deferred purchased gas costs—net increased $8.0 million primarily due to an over-collection of gas costs for the current year.

Cash Flows Provided by (Used in) Financing Activities

Cash flows provided by (used in) financing activities totaled $(159.9) million, $(167.8) million and $73.0 million for fiscal years 2010, 2009 and 2008, respectively. During fiscal year 2010, we decreased our notes payable by a net amount of $83.4 million due to decreased working capital requirements driven principally by lower storage gas inventory costs and gas purchase costs. We made a dividend payment on common stock totaling $75.2 million, partially offset by $22.2 million in cash proceeds from the issuance of common stock pursuant to our stock-based compensation plan. Additionally during fiscal year 2010, we retired $74.0 million of MTNs and issued $50.0 million of lower-cost MTNs (refer to the section entitled “Long-Term Cash Requirements and Related Financing”).

During fiscal year 2009, we decreased our notes payable by a net amount of $87.1 million due to decreased working capital requirements related to lower storage gas inventory investment balances. We also made a dividend payment on common stock totaling $72.4 million, partially offset by $5.1 million in cash proceeds from the issuance of common stock pursuant to our stock-based compensation plan. Additionally during fiscal year 2009, we retired $75.0 million of MTNs and issued $50.0 million of lower-cost MTNs (refer to the section entitled “Long-Term Cash Requirements and Related Financing”).

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
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The following table reflects the issuances and retirements of long-term debt that occurred during fiscal years 2010, 2009 and 2008 (also refer to Note 4—Long Term Debt of the Notes to Consolidated Financial Statements).

Long-Term Debt Activity

	2010		2009		2008

(In millions)	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount

Medium-term notes
Issued	4.76%	$50.0	7.46%	$50.0	3.61%	$50.0
Retired	1.05 – 7.70%	(74.0)	5.49 – 6.92%	(75.0)	6.51 – 6.61%	(20.1)
Other financing
Issued(a)	5.57 – 7.33%	3.0	5.95 – 6.98%	15.3	5.63%	13.3
Retired(b)	8.79 – 9.00%	(0.4)	4.76 – 7.53%	(25.5)	4.76 – 9.00%	(1.0)
Other activity	–	–	–	(0.1)	–	–

Total		$(21.4)		$(35.3)		$42.2

(a)	Includes the non-cash issuances of project debt financing of $13.3 million, $14.9 million, and $3.0 million for fiscal years 2008, 2009 and 2010, respectively.
(b)	Includes the non-cash extinguishments of project debt financing of $359.0 thousand for fiscal year 2010, and $24.5 million for 2009.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities totaled $130.1 million, $138.9 million and $135.0 million during fiscal years 2010, 2009 and 2008, respectively. In fiscal years 2010, 2009 and 2008, $125.2 million, $134.2 million and $133.6 million, respectively, of cash was utilized for capital expenditures made on behalf of Washington Gas.

Capital Expenditures

The following table depicts our actual capital expenditures for fiscal years 2008, 2009 and 2010, and projected capital expenditures for fiscal years 2011 through 2015. Our capital expenditure program includes investments to extend service to new areas, and to ensure safe, reliable and improved service.

Capital Expenditures

	Actual			Projected
(In millions)	2008	2009	2010	2011	2012	2013	2014	2015	Total

New business	$45.8	$28.8	$36.7	$50.5	$55.4	$51.7	$53.3	$59.3	$270.2
Replacements
Other	46.1	57.4	40.4	69.6	67.9	68.2	65.6	71.0	342.3
LNG storage facility	0.1	0.1	0.1	0.7	18.3	66.2	39.2	31.5	155.9
SOC redevelopment project	–	–	5.8	52.7	15.6	–	–	–	68.3
Other(a)	39.4	51.2	51.5	57.8	74.9	58.8	38.8	34.7	265.0

Total-accrual basis(b)	$131.4	$137.5	$134.5	$231.3	$232.1	$244.9	$196.9	$196.5	$1,101.7
Cash basis adjustments	3.6	1.4	(4.4)	–	–	–	–	–	–

Total-cash basis	$135.0	$138.9	$130.1	$231.3	$232.1	$244.9	$196.9	$196.5	$1,101.7

(a)	Includes amounts for expansion of solar investments and other non-utility projects.
(b)	Excludes Allowance for Funds Used During Construction. Includes capital expenditures accrued and capital expenditure adjustments recorded in the fiscal year.

The 2011 to 2015 projected periods include $270.2 million for continued growth to serve new customers, and $342.3 million primarily related to the replacement and betterment of existing distribution facilities, including $114.0 million of expenditures for replacement projects intended to meet the requirements of the Virginia Steps to Advance Virginia’s Energy (SAVE) legislation as described in an application made by Washington Gas with the Virginia Public Service Commission on August 4, 2010, and $18.4 million of expenditures for a mechanically coupled pipeline encapsulation program in the District of Columbia. Additionally, the projected period contains capital expenditures to construct a LNG storage facility on land owned by Washington Gas in Chillum,

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Maryland (refer to the section entitled “Chillum LNG Facility”). Projected expenditures also reflect $68.3 million for the development of new office and operations facilities at the Springfield Operations Center (SOC) and $265.0 million of other expenditures, which include general plant.

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER COMMERCIAL COMMITMENTS

Contractual Obligations

WGL Holdings and Washington Gas have certain contractual obligations that extend beyond fiscal year 2010. These commitments include long-term debt, lease obligations and unconditional purchase obligations for pipeline capacity, transportation and storage services, and certain natural gas and electricity commodity commitments. The estimated obligations as of September 30, 2010 for future fiscal years are shown below.

Estimated Contractual Obligations and Commercial Commitments

	Years Ended September 30,

(In millions)	Total	2011	2012	2013	2014	2015	Thereafter

Pipeline and storage contracts(a)	$2,267.9	$164.4	$160.7	$162.1	$171.6	$179.2	$1,429.9
Medium-term notes(b)	615.0	30.0	77.0	–	67.0	20.0	421.0
Other long-term debt(b)	0.2	0.1	0.1	–	–	–	–
Interest expense(c)	413.6	35.8	32.3	30.5	28.8	27.0	259.2
Gas purchase commitments—Washington Gas(d)	249.8	16.2	35.9	38.1	38.6	39.3	81.7
Gas purchase commitments—WGEServices(e)	409.7	252.0	127.2	25.1	5.4	–	–
Electric purchase commitments(f)	840.6	514.2	262.7	61.1	2.6	–	–
Operating leases	36.3	5.2	5.3	4.9	4.9	4.8	11.2
Business Process Outsourcing(g)	216.5	35.1	33.1	30.8	30.3	31.5	55.7
Other long-term commitments(h)	13.8	3.8	7.7	1.7	0.1	0.1	0.4

Total	$5,063.4	$1,056.8	$742.0	$354.3	$349.3	$301.9	$2,259.1

(a)	Represents minimum payments under natural gas transportation, storage and peaking contracts which have expiration dates through fiscal year 2029. Additionally, includes minimum payments for WGEServices pipeline contracts, and minimum payments for pipeline and storage contracts for CEV.

(b)	Represents scheduled repayment of principal. Excludes $7.8 million in debt that is anticipated to be a non-cash extinguishment of project debt financing (refer to the section entitled “Construction Project Financing”).

(c)	Represents the scheduled interest payments associated with MTNs and other long-term debt.

(d)	Includes short-term commitments to purchase fixed volumes of natural gas, as well as long-term gas purchase commitments that contain fixed volume purchase requirements. Cost estimates are based on both forward market prices and option premiums for fixed volume purchases under these purchase commitments.

(e)	Represents commitments based on a combination of market prices at September 30, 2010 and fixed price as well as index priced contract commitments for natural gas delivered to various city gate stations, including the cost of transportation to that point, which is bundled in the purchase price.

(f)	Represents electric purchase commitments which are based on existing fixed price and fixed volume contracts. Also includes $5.6 million related to renewable energy credits.

(g)	Represents fixed costs to the service provider related to the 10-year contract for business process outsourcing. These payments do not reflect potential inflationary adjustments included in the contract. Including these inflationary adjustments, required payments to the service provider could total $255.1 million.

(h)	Includes certain information technology service contracts and committed payments related to certain environmental response costs.

The table above reflects fixed and variable obligations. Certain of these estimates reflect likely purchases under various contracts, and may differ from minimum future contractual commitments disclosed in Note 13—Commitments and Contingencies of the Notes to Consolidated Financial Statements.

For commitments related to Washington Gas’s pension and post-retirement benefit plans, during fiscal year 2010, Washington Gas contributed $30.0 million and paid $9.6 million to its qualified pension plan and non-funded DB SERP, respectively. During fiscal year 2011, Washington Gas expects to make contributions totaling $20.5 million to its qualified, trusteed, employee-non-contributory defined benefit pension plan covering all active and vested former employees of Washington Gas. Washington Gas expects to make payments totaling $3.1 million in fiscal year 2011 on behalf of participants in our non-funded Supplemental

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Executive Retirement Plan. Washington Gas also expects to contribute $22.0 million to our health and life insurance benefit plans during fiscal year 2011. For a further discussion of our pension and post-retirement benefit plans, refer to Note 10—Pension and Other Post-Retirement Benefit Plans of the Notes to Consolidated Financial Statements.

Construction Project Financing

To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’s customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender in exchange for the contract payments paid to Washington Gas during the construction period. As the lender funds the construction project, Washington Gas establishes a receivable representing its customers’ obligations to remit principal and interest and a long-term payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the receivable to the lender and removes both the receivable and the long-term financing from its financial statements. As of September 30, 2010, work on these construction projects that was not completed or accepted by customers was valued at $7.8 million, which is recorded on the balance sheet as a receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Once the project is accepted by the customer, the lender has no recourse against Washington Gas related to this long-term debt.

Financial Guarantees

WGL Holdings has guaranteed payments for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At September 30, 2010, these guarantees totaled $541.2 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from suppliers when required by our credit policy (refer to the section entitled “Credit Risk” for a further discussion of our credit policy). WGL Holdings has issued guarantees related to purchase commitments of its Capitol Energy Ventures subsidiary. At September 30, 2010, these guarantees totaled $21.0 million. WGL Holdings also issued guarantees totaling $3.0 million at September 30, 2010 that were made on behalf of certain of our non-utility subsidiaries associated with their banking transactions. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.

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

On October 30, 2006, the District Council of Prince George’s County, Maryland denied Washington Gas’s application for a special exception related to its proposed construction of the LNG peaking plant because of the District Council’s position that newly enacted zoning restrictions prohibit such construction. Washington Gas appealed this decision to the Prince George’s County Circuit Court (the Circuit Court) on November 22, 2006; however, the case was subsequently sent back to the administrative process by the Circuit Court. On April 16, 2008, Washington Gas filed a Complaint for Declaratory and Injunctive Relief with the United States District Court for the District of Maryland (the U.S. District Court) seeking a declaratory judgment that all local laws relating to safety and location of the facility are preempted by Federal and State law. On March 26, 2010, the U.S. District Court denied Washington Gas’s motion for summary judgment; however, there are further proceedings for consideration of the preemption issues raised by Washington Gas.

In 2005, Washington Gas requested approval from the Maryland Public Service Commission (PSC of MD) regarding the safety of the proposed facility and compliance with applicable federal regulations. In 2007, the Engineering Division of the PSC of MD

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

confirmed the analysis that had been presented by Washington Gas and found the proposed facility to be safely sited. On March 19, 2009, the PSC of MD docketed a proceeding for the purpose of reviewing Washington Gas’s most recent gas procurement plan including the role the Chillum facility plays in meeting current and future customers’ annual and seasonal natural gas requirements. Refer to the section entitled “Rates and Regulatory Matters—Maryland Jurisdiction—Review of the Company’s 2009-2013 Gas Portfolio Plan” for further discussion of this issue. Washington Gas must begin construction of the storage facility in the spring of 2012 in order for the Chillum Facility to be completed and in service by the 2015-2016 winter heating season. Until the LNG plant is constructed, Washington Gas has planned for alternative sources of supply to meet its customers’ peak day requirements. These plans include capital expenditures related to infrastructure improvements which contribute to providing for adequate system performance based on projected needs.

Operating Issues Related To Cove Point Natural Gas Supply

In late fiscal year 2003, Dominion reactivated its Cove Point LNG terminal. In June 2006, the FERC issued an order approving a request by Dominion to expand the capacity and output of its Cove Point LNG terminal by the end of 2008. Washington Gas has since filed several petitions with the Court of Appeals, all of which have been denied, requesting a stay of action on the proposed expansion and further evidence from Dominion demonstrating the safety of Cove Point gas flowing through the Washington Gas distribution system. Most recently, the Court of Appeals issued a decision on April 27, 2010 finding that the FERC had “satisfactorily ensured that the Expansion will not result in an increased risk of unsafe natural gas leakage” and therefore upheld the FERC decision and denied the Company’s petition for review. Washington Gas did not appeal this decision.

A large portion of the gas delivered from the Cove Point LNG terminal comes to the Washington Gas service territory as a result of the Company’s multiple delivery points on the Cove Point pipeline and from three interstate natural gas transmission pipelines also interconnected with the Cove Point pipeline, each of which serve Washington Gas from delivery points downstream of its Cove Point pipeline interconnect. The composition of the vaporized LNG received from the Cove Point LNG terminal resulted in increased leaks in mechanical couplings on a portion of our distribution system that directly receives the Cove Point gas. The vaporized Cove Point gas contains a lower concentration of heavy hydrocarbons (HHCs) than non-liquefied natural gas, and caused the seals on those mechanical couplings to shrink and to leak. Independent laboratory tests performed on behalf of Washington Gas have shown that, in a laboratory environment, the injection of HHCs into the type of gas coming from the Cove Point LNG terminal can be effective in re-swelling the seals in couplings which increases their sealing force and in turn, reduces the propensity for the affected couplings to leak.

An additional expansion of the physical capacity of the Cove Point terminal could result in a substantial increase in the receipt of Cove Point gas into additional portions of Washington Gas’s distribution system as greater volumes of Cove Point gas are introduced into other downstream pipelines that provide service to Washington Gas. Based upon engineering and flow studies and our experience, this increase in the receipt of Cove Point gas is likely to result in a significantly greater number of leaks in other parts of Washington Gas’s distribution system, unless our efforts to mitigate these additional leaks are successful. Washington Gas is attempting to mitigate this anticipated increase in leaks through: (i) mechanically coupled pipeline replacement programs; (ii) the operation of three HHC injection facilities; (iii) isolating its interstate pipeline receipt points and limiting the amount of gas received, where possible, from pipelines that transport Cove Point gas; and (iv) blending, where possible, the Cove Point gas with other supplies of natural gas from within the continental United States.

Washington Gas installed and operates HHC injection facilities at three gate stations. The cost of these facilities does not include the cost of the HHCs injected into the gas stream at the gate stations. We have been granted cost recovery for the majority of these costs in all three of our jurisdictions (refer to the section entitled “Rates and Regulatory Matters”).

Washington Gas has replaced or remediated selected mechanically coupled pipelines within the areas of the distribution system that may receive higher concentrations of Cove Point gas, but that will not receive HHC injections. Washington Gas has also planned for additional replacement of mechanically coupled pipeline in other areas of its distribution system. The current planned mechanical coupling remediation and replacement work includes approximately $2.0 million as part of a planned mechanically coupled pipe replacement program approved by the Virginia State Corporation Commission (SCC of VA) as part of a settlement of a Virginia rate case and the December 16, 2009 settlement in the District of Columbia that includes a targeted mechanically coupled pipe replacement and encapsulation program which will cost no more than $28.0 million and is expected to take approximately seven years to complete. Rate recovery of the expenditures is provided for in the settlement agreements approved respectively by the SCC of VA and the PSC of DC. Additionally, Washington Gas has budgeted $8.0 million towards replacing mechanically coupled pipe in

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Maryland in fiscal year 2011. Washington Gas has also filed for a fifteen-year replacement program for certain vintages of mechanically coupled pipe in the Virginia service territory under the Virginia SAVE act (refer to the section entitled “Rates and Regulatory Matters” for further discussion of this matter). The Company estimates that it will spend approximately $256.0 million over the fifteen-year period.

Washington Gas continues to gather and evaluate field and laboratory evidence to determine the efficacy of HHC injections of the Cove Point gas in preventing additional leaks or impeding the rate at which additional leaks may occur in the gas distribution system if expanded volumes from the Cove Point terminal are introduced. In a report filed with the PSC of MD on June 30, 2008, Washington Gas reported a notable increase in leaks in mechanical couplings in a portion of its distribution system in Virginia where Cove Point gas injected with HHCs was introduced for a short period of time. Although this increase in leaks was significantly less than the increase experienced in the affected area of Prince George’s County, Maryland, the injection of HHCs into the Cove Point gas did not reduce the occurrence of coupling leaks to an acceptable level that would allow Washington Gas to safely accommodate the increased deliveries of revaporized LNG anticipated with the expansion of the Cove Point terminal. If we are unable to implement a satisfactory solution on a timely basis, additional operating expenses and capital expenditures may be necessary to contend with leaks that may accompany the receipt of increased volumes of vaporized LNG from the Cove Point terminal into Washington Gas’s distribution system. Such additional operating expenses and capital expenditures may not be timely enough to mitigate the challenges posed by increased volumes of Cove Point gas potentially resulting in leakage from mechanical couplings at a rate that could compromise the safety of our distribution system. Additional legal or regulatory remedies may be necessary to protect the Washington Gas distribution system and its customers from the adverse effects of unblended vaporized LNG.

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

Additional LNG Supply from the Elba Island Expansion

On September 20, 2007, the FERC approved the expansion of the existing Elba Island LNG receiving terminal near Savannah, Georgia owned by Southern LNG, Inc. (Southern LNG). Concurrent with this approval, the FERC granted Southern LNG certificate authority to construct and operate a new interstate natural gas pipeline to transport regasified LNG from the Elba Island facility to Georgia and South Carolina. On March 31, 2009, Transcontinental Gas Pipe Line Corporation (Transco) filed with FERC for authority to construct and operate interconnections in Georgia and South Carolina between the Elba Island pipeline and the Transco pipeline. This expansion and the requested interconnections were completed in March 2010. Liquefied natural gas deliveries from Elba Express to Transco will be blended with flowing gas. This low HHC liquefied natural gas will blend with the domestic natural gas typically flowing on Transco, thus reducing the overall HHC level in the gas being delivered to the Washington Gas service territory by Transco through one of four interconnects. This may result in increased leaks in Washington Gas’s distribution system. Washington Gas has the ability to condition the gas, if necessary, at one of the four interconnects. Washington Gas has filed with FERC to challenge Transco’s interconnection request and has conditioned our support of such interconnection on Transco maintaining minimum HHC levels in the blended gas that would be delivered into the Washington Gas system. On September 17, 2009, the FERC issued an order granting Transco’s request for authorization to construct the interconnections between the Elba Island facility and the Transco pipeline. The FERC stated that Washington Gas had not raised any new evidence to support claims of damage to the distribution system and that the Cove Point orders had addressed the same issues. The FERC also found it was unreasonable to impose restrictions on a long distance pipeline to accommodate the Washington Gas system. On October 19, 2009, Washington Gas filed with the FERC a rehearing request of the FERC order. On February 18, 2010, the FERC issued an order denying the rehearing request of Washington Gas. Washington Gas did not appeal the decision.

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

Washington Gas and WGEServices have existing credit policies that are designed to mitigate credit risks through a requirement for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. In accordance with these policies, both Washington Gas and WGEServices have obtained credit enhancements from certain of its counterparties. If certain counterparties or their guarantors meet the policy’s credit worthiness criteria, Washington Gas and WGEServices may grant unsecured credit to those counterparties or their guarantors. The credit worthiness of all counterparties is continuously monitored.

WGEServices is also subject to the credit policy requirements of their counterparties which under certain circumstances require similar credit enhancements from WGEServices under these contracts. WGEServices’ credit risks may extend beyond the price or payment risk outlined above to the extent that cash collateral has been provided to the counterparty. At September 30, 2010, WGEServices had provided $40.5 million in cash collateral to supplier counterparties.

The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of September 30, 2010 for both Washington Gas and WGEServices, separately.

Credit Exposure to Wholesale Counterparties (In millions)

	Exposure	Offsetting		Number of	Net Exposure of
	Before Credit	Credit Collateral	Net	Counterparties	Counterparties
Rating(a)	Collateral(b)	Held(c)	Exposure	Greater Than 10%(d)	Greater Than 10%

Washington Gas
Investment Grade	$27.9	$–	$27.9	3	$26.8
Non-Investment Grade	1.2	4.2	–	–	–
No External Ratings	0.2	–	0.2	–	–

WGEServices
Investment Grade	$0.6	$–	$0.6	1	$0.6
No External Ratings	2.2	–	2.2	1	2.2

(a)	Included in “Investment Grade” are counterparties with a minimum Standard & Poor’s or Moody’s Investor Service rating of BBB- or Baa3, respectively. If a counterparty has provided a guarantee by a higher-rated entity (e.g., its parent), the guarantor’s rating is used in this table.

(b)	Includes the net of all open positions on energy-related derivatives subject to mark-to-market accounting requirements, the net receivable/payable for realized transactions and net open positions for contracts designated as normal purchases and normal sales and not recorded on our balance sheet. Amounts due from counterparties are offset by liabilities payable to those counterparties to the extent that legally enforceable netting arrangements are in place.

(c)	Represents cash deposits and letters of credit received from counterparties, not adjusted for probability of default.

(d)	Using a percentage of the net exposure.

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
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

WGEServices is also exposed to the risk of non-payment of invoiced sales by its retail customers. WGEServices manages this risk by evaluating the credit quality of new customers as well as by monitoring collections from existing customers. To the extent necessary, WGEServices can obtain collateral from, or terminate service to, its existing customers based on credit quality criteria. The recently approved purchase of receivable program for Maryland utilities has begun. This program, which has been implemented by certain electric utilities and one gas utility, is intended to purchase the receivables of competitive suppliers who render their charges through the utilities billing process. The implementation of the purchase of receivables program began in July 2010. Certain other electric utilities are scheduled to begin in October, 2010 and the natural gas utilities in the near future. WGEServices bills the majority of its customers through utilities, and the shift to this purchase of receivables program affects WGEServices’ historical billing practices, cash collections and bad debt expense.

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

Washington Gas has specific regulatory approval in the District of Columbia, Maryland and Virginia to use forward contracts and option contracts to hedge against potential price volatility for a limited portion of its natural gas purchases for firm customers. Specifically, in the District of Columbia and Virginia, Washington Gas has approval to: (i) buy gas in advance using forward contracts; (ii) purchase call options that lock in a maximum price when Washington Gas is ready to buy gas and (iii) use a combination of put and call options to limit price exposure within an acceptable range. The PSC of DC issued an Order on November 4, 2010 maintaining the pilot program for financial hedging through the 2010-2011 heating season and approving Washington Gas’s request to make the physical hedging program permanent. The PSC of DC also approved the combination of the storage injection and winter hedging programs and expanded these programs to allow hedging up to three years in advance of the period in which the hedged transactions will take place. The PSC of DC also approved Washington Gas’s request to use financial hedging transactions for winter hedging. Regulatory approval for Virginia is permanent. In Maryland, Washington Gas filed a proposed interim plan to hedge approximately 50% of the flowing winter gas for Maryland customers using fixed-price purchases and/or financial products, such as swaps, futures, price caps, options and collars. On May 21, 2010, the PSC of MD issued an order conditionally approving Washington Gas’s hedging program for the 2010 summer storage injection season for the months of June and July 2010, subject to certain reporting and filing requirements, which Washington Gas has fully complied with. On July 20, 2010, the PSC of MD authorized Washington Gas to proceed with the balance of its hedging program for the 2010 summer injection season. On August 25, 2010, the PSC of MD issued an order approving Washington Gas’s proposed winter hedging plan for the 2010-2011 winter heating season. Washington Gas proposed a maximum hedging quantity of 2.72 million dekatherms. The Commission authorized the Company to use options, as well as fixed-price contracts in its winter hedging program.

Washington Gas executes commodity-related physical and financial contracts in the form of forwards, swaps and option contracts as part of an asset optimization program that is managed by its internal staff. These transactions are accounted for as derivatives. Under this program, Washington Gas realizes value from its long-term natural gas transportation and storage capacity resources when not fully being used to serve utility customers. Regulatory sharing mechanisms in all three jurisdictions allow the profit from these transactions to be shared between Washington Gas’s customers and shareholders.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives during the twelve months ended September 30, 2010:

Regulated Utility Segment
Changes in Fair Value of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2009	$5.6
Net fair value of contracts entered into during the period	4.9
Other changes in net fair value	22.6
Realized net settlement of derivatives	(9.1)

Net assets (liabilities) at September 30, 2010	$24.0

Regulated Utility Segment
Roll Forward of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2009	$5.6
Recorded to income	20.3
Recorded to regulatory assets/liabilities	5.8
Net option premium payments	1.4
Realized net settlement of derivatives	(9.1)

Net assets (liabilities) at September 30, 2010	$24.0

The maturity dates of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives recorded at fair value at September 30, 2010, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Regulated Utility Segment
Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,

(In millions)	Total	2011	2012	2013	2014	2015	Thereafter

Level 1—Quoted prices in active markets	$–	$–	$–	$–	$–	$–	$–
Level 2—Significant other observable inputs	8.3	3.9	–	1.9	0.3	2.2	–
Level 3—Significant unobservable inputs	15.7	(1.8)	3.6	3.3	3.1	2.6	4.9

Total net assets (liabilities) associated with our energy-related derivatives	$24.0	$2.1	$3.6	$5.2	$3.4	$4.8	$4.9

Refer to Notes 5 and 14—Derivative and Weather-Related Instruments and Fair Value Measurements of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.

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

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the retail energy-marketing segment’s energy-related derivatives for both natural gas and electricity during the twelve months ended September 30, 2010:

Retail Energy-Marketing Segment
Changes in Fair Value of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2009	$(25.5)
Net fair value of contracts entered into during the period	(12.8)
Other changes in net fair value	(29.9)
Realized net settlement of derivatives	20.4

Net assets (liabilities) at September 30, 2010	$(47.8)

Retail Energy-Marketing Segment
Roll Forward of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2009	$(25.5)
Recorded to income	(40.5)
Recorded to accounts payable	(2.7)
Net option premium payments	0.5
Realized net settlement of derivatives	20.4

Net assets (liabilities) at September 30, 2010	$(47.8)

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The maturity dates of our net assets (liabilities) associated with the retail energy-marketing segment’s energy-related derivatives recorded at fair value at September 30, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Retail Energy Marketing Segment
Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,

(In millions)	Total	2011	2012	2013	2014	2015	Thereafter

Level 1—Quoted prices in active markets	$–	$–	$–	$–	$–	$–	$–
Level 2—Significant other observable inputs	(22.9)	(17.2)	(3.9)	(1.6)	(0.2)	–	–
Level 3—Significant unobservable inputs	(24.9)	(12.2)	(10.3)	(2.4)	–	–	–

Total net assets (liabilities) associated with our energy-related derivatives	$(47.8)	$(29.4)	$(14.2)	$(4.0)	$(0.2)	$–	$–

Refer to 5 and 14—Derivative and Weather-Related Instruments and Fair Value Measurements of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.

Value-at-Risk.  WGEServices measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGEServices’ value-at-risk at September 30, 2010 was approximately $30,000 and $128,000, related to its natural gas and electric portfolios, respectively.

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

Billing Adjustment Mechanisms.  In Maryland, Washington Gas has a revenue normalization agreement (RNA) billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. In Virginia, Washington Gas has a Weather Normalization Adjustment (WNA) mechanism which is a billing adjustment mechanism that is designed to eliminate the effect of variations in weather from normal levels on utility net revenues. The SCC of VA, in its order on March 26, 2010 accepted a decoupling mechanism which adjusts weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts effective May 1, 2010 for residential customers. The order rejected the adoption of a commercial energy efficiency program and an associated decoupling rate mechanism for commercial customers. Washington Gas prepared a filing to address concerns raised by the SCC of VA associated with the commercial energy efficiency program. Should the SCC of VA approve a revision to the commercial energy efficiency program, a decoupling rate mechanism for commercial customers would be approved for implementation. The SCC of VA approval of this filing is expected prior to the winter of 2010-2011. In the District of Columbia, Washington Gas has filed a revised tariff application seeking approval of an RNA, a sales adjustment mechanism that decouples Washington Gas’s non-gas revenues from actual delivered volumes of gas. A commission decision is pending. For a discussion of current rates and regulatory matters, refer to the section entitled “Rates and Regulatory Matters” in Management’s Discussion for Washington Gas.

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

WGEServices utilizes HDD derivatives from time to time to manage weather risks related to its natural gas and electricity sales. WGEServices also utilizes cooling degree day (CDD) derivatives to manage weather risks related to its electricity sales during the summer cooling season. These derivatives cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in HDDs or CDDs. Refer to Note 5—Derivative and Weather-Related Instruments of the Notes to Consolidated Financial Statements for a further discussion of the accounting for these weather-related instruments.

     Interest-Rate Risk

We are exposed to interest-rate risk associated with our short-term and long-term financing. Management of this risk is discussed below.

Short-Term Debt.  At September 30, 2010 and 2009, WGL Holdings and its subsidiaries had outstanding notes payable of $100.4 million and $183.8 million, respectively. The carrying amount of our short-term debt approximates fair value. In fiscal year 2010, a change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $367,000.

Long-Term Debt.  At September 30, 2010, we had fixed-rate MTNs and other long-term debt aggregating $592.9 million in principal amount, excluding current maturities and unamortized discounts, and having a fair value of $716.5 million. Fair value is defined as the present value of the debt securities’ future cash flows discounted at interest rates that reflect market conditions as of September 30, 2010. While these are fixed-rate instruments and, therefore, do not expose us to the risk of earnings loss due to changes in market interest rates, they are subject to changes in fair value as market interest rates change. None of Washington Gas’s outstanding MTNs, excluding current maturities, have unexpired put options. None of Washington Gas’s outstanding MTNs, excluding current maturities, have unexpired call options. In addition, a total of $441.5 million, or approximately 75.5%, of Washington Gas’s outstanding MTNs, excluding current maturities, have make-whole call options, and no associated put options.

Using sensitivity analyses to measure this market risk exposure, we estimate that the fair value of our long-term debt would increase by approximately $21.6 million or decrease by approximately $20.4 million if interest rates were to decline or increase by 10%, or 30 basis points, respectively, from current market levels. In general, such an increase or decrease in fair value would impact earnings and cash flows only if Washington Gas were to reacquire all or a portion of these instruments in the open market prior to their maturity.

Derivative Instruments.  Washington Gas utilizes derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility. On May 7, 2010, Washington Gas executed a forward starting swap expiring in November 2010 related to $75 million of floating rate debt. The expiration of each unexpired interest-rate derivative is timed to coincide with expected issuance of new debt securities whose proceeds will refund maturing medium-term notes. There was no activity associated with these types of derivatives in fiscal year 2008. Refer to the section entitled “Long-Term Cash Requirements and Related Financing” for further discussion of our interest-rate risk management activity.

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

Washington Gas’s net income applicable to its common stock was $101.0 million, $105.3 million and $112.9 million for the fiscal years ended September 30, 2010, 2009 and 2008, respectively. Net income for fiscal year 2010 decreased $4.3 million over fiscal year 2009, reflecting higher employee benefit expense, a decrease in the recovery of storage gas inventory carrying costs, a reversal of a reserve for disallowed natural gas costs in Maryland in 2009, higher effective income tax rates and higher property taxes. Partially offsetting this decrease were higher unrealized margins associated with our asset optimization program, favorable effects of changes in natural gas consumption patterns, higher revenues attributable to customer growth, lower costs for weather protection products related to the District of Columbia and lower interest expense. Net income for fiscal year 2009, decreased $7.6 million over fiscal year 2008 primarily reflecting the unfavorable effects of changes in natural gas consumption patterns that benefited 2008 net revenues and a scheduled increase in the level of recurring service costs related to our business process outsourcing, partially offset by additional net revenues attributable to customer growth and lower employee benefit expense.

Key gas delivery, weather and meter statistics are shown in the table below for the fiscal years ending September 30, 2010, 2009 and 2008.

Gas Deliveries, Weather and Meter Statistics

	Years Ended September 30,			Increase (decrease)

				2010	2009
	2010	2009	2008	vs. 2009	vs. 2008

Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	832.9	893.0	826.9	(60.1)	66.1
Gas delivered for others	481.1	462.1	434.0	19.0	28.1

Total firm	1,314.0	1,355.1	1,260.9	(41.1)	94.2

Interruptible
Gas sold and delivered	3.6	3.4	6.5	0.2	(3.1)
Gas delivered for others	267.8	273.8	256.7	(6.0)	17.1

Total interruptible	271.4	277.2	263.2	(5.8)	14.0

Electric generation—delivered for others	173.0	102.8	92.1	70.2	10.7

Total deliveries	1,758.4	1,735.1	1,616.2	23.3	118.9

Degree Days
Actual	3,825	4,211	3,458	(386)	753
Normal	3,765	3,773	3,788	(8)	(15)
Percent colder (warmer) than normal	1.6%	11.6%	(8.7)%	n/a	n/a
Average active customer meters	1,074,505	1,065,573	1,055,396	8,932	10,177
New customer meters added	10,563	11,011	12,962	(448)	(1,951)

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Gas Service to Firm Customers

The volume of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. Washington Gas’s rates are based on an assumption of normal weather. The tariffs in the Maryland and Virginia jurisdictions include provisions that consider the effects of the RNA and WNA mechanisms, respectively, which are designed to, among other things, eliminate the effect in net revenues of variations in weather from normal levels (refer to the section entitled “Weather Risk” for a further discussion of these mechanisms and other weather-related instruments included in our weather protection strategy). In addition to these mechanisms, the combination of declining block rates in the Maryland and Virginia jurisdictions and the existence of a fixed demand charge in all jurisdictions to collect a portion of revenues reduce the effect that variations from normal weather have on net revenues.

Fiscal Year 2010 vs. Fiscal Year 2009.  During the fiscal year ended 2010, total gas deliveries to firm customers were 1,314.0 million therms, a decrease of 41.1 million therms from 1,355.1 million therms from fiscal year 2009. This comparison in natural gas deliveries to firm customers primarily reflects warmer weather in the current fiscal year than the prior year partially offset by an increase in average active customer meters of 8,932.

Weather, when measured by HDD’s for fiscal year 2010 was 1.6% colder than normal, compared to 11.6% colder than normal for fiscal year 2009. Including the effects of Washington Gas’s overall weather protection strategy, there were no material effects on net income attributed to colder or warmer weather during fiscal year 2010 or 2009.

Many customers choose to buy the natural gas commodity from unregulated third party marketers, rather than purchase the natural gas commodity and delivery service from Washington Gas on a “bundled” basis. Natural gas delivered to firm customers but purchased from unregulated third party marketers represented 36.6% of total firm therms delivered during fiscal year 2010, compared to 34.1% and 34.4% of therms delivered during fiscal years 2009 and 2008, respectively. On a per unit basis, Washington Gas earns the same net revenues from delivering gas for others as it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from Washington Gas. Therefore, Washington Gas does not experience any loss in utility net revenues when customers choose to purchase the natural gas commodity from an unregulated third party marketer.

Fiscal Year 2009 vs. Fiscal Year 2008.   During the fiscal year ended 2009, total gas deliveries to firm customers were 1.355 billion therms, an increase of 94.2 million therms, or 7.5%, in deliveries from fiscal year 2009. This comparison in natural gas deliveries to firm customers primarily reflects colder weather in the current fiscal year than the prior year as well as an increase in average active customer meters of 10,177.

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

Gas Service to Interruptible Customers

Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers decreased by 5.8 million therms, in fiscal year 2010 compared to fiscal year 2009, reflecting decreased demand due to weather. Therm deliveries to interruptible customers increased by 14.0 million therms, in fiscal year 2009 compared to fiscal year 2008, reflecting increased demand due to colder weather.

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

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Gas Service for Electric Generation

Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During fiscal year 2010, deliveries to these customers increased by 70.2 million therms from fiscal year 2009. During fiscal year 2009, deliveries to these customers increased by 10.7 million therms from fiscal year 2008. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

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

The commodity cost of gas invoiced to Washington Gas (excluding the cost and related volumes applicable to asset optimization) were $0.52, $0.79, and $0.89 per therm for fiscal years 2010, 2009 and 2008, respectively. Lower gas costs in fiscal year 2010 and 2009 reflect an overall decrease in natural gas price in the wholesale market. The higher gas costs in fiscal year 2008 reflect a slight increase in the price volatility in the wholesale market. Increased gas costs generally will result in higher short-term debt levels and greater short-term interest costs to finance higher accounts receivables and storage gas inventory balances, as well as result in higher uncollectible accounts expenses.

Revenue Taxes

Revenue taxes are comprised of gross receipts taxes, PSC fees, franchise fees and energy taxes. Changes in revenue taxes are impacted by changes in the volume of gas sold and delivered. The increase in revenue taxes of $3.3 million in fiscal year 2010 compared to the prior year was mostly attributable to an increase in Montgomery County fuel tax rates offset by a decrease in the District of Columbia gross receipts tax due to a decrease in therms delivered. The increase in revenue taxes of $5.8 million in fiscal year 2009 compared to 2008 was mostly attributable to an increase in therm deliveries in Montgomery County and the District of Columbia in fiscal year 2009 over the prior year coupled with higher residential and commercial fuel tax rates that went into effect during the latter half of 2008.

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

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Summary of Major Rate Increase Applications and Results

			Test Year
	Application	Effective	12 Months	Increase in Annual				Allowed
Jurisdiction	Filed	Date	Ended	Revenues (Millions)				Rate of Return

				Requested		Granted		Overall	Equity

District of Columbia(a)	12/21/06	12/31/07	6/30/06	$20.0	7.7%	$1.4	0.5%	8.12%	10.00%
District of Columbia(b)	2/7/03	11/24/03	9/30/02	18.8	9.7%	5.4	2.8%	8.42%	10.60%
District of Columbia	6/19/01	4/9/03	12/31/00	16.3	6.8%	(5.4)	(2.2)%	8.83%	10.60%

Maryland(c)	4/20/07	11/27/07	12/31/06	33.8	5.8%	20.6	3.6%	8.20%	10.00%
Maryland	3/31/03	11/6/03	12/31/02	27.2	6.8%	2.9	0.7%	8.61%	10.75%
Maryland(d)	3/28/02	9/30/02	12/31/01	31.4	9.3%	9.3	2.8%	–	–

Virginia(e)	9/15/06	2/13/07	12/31/05	17.2	2.7%	3.9	0.6%	8.41%	10.00%
Virginia(f)	1/27/04	10/4/04	6/30/03	19.6	4.7%	–	–	8.44%	10.50%
Virginia(g)	6/14/02	11/12/02	12/31/01	23.8	6.6%	9.9	2.7%	8.44%	10.50%

(a)	The final order includes (i) a rate case filing moratorium until January 1, 2011. Any new rates may not go into effect prior to October 1, 2011; (ii) a reduction in depreciation rates for all fixed assets and (iii) amortization accounting, over a ten-year period, for initial implementation costs allocable to the District of Columbia related to our BPO plan.
(b)	The revenue increase includes a reduction for the effect of a $6.5 million lower level of pension and other post-retirement benefit costs that had been previously deferred on the balance sheet of Washington Gas as a regulatory liability. This deferral mechanism ensures that the variation in these annual costs, when compared to the levels collected from customers, does not affect net income. Additionally, the $5.4 million annual revenue increase includes an $800,000 per year increase in certain expenses that are also subject to the regulatory deferral mechanism treatment. Accordingly, the total annual effect of the Final Order on Washington Gas’s pre-tax income results in an annual increase of $11.1 million.
(c)	New depreciation rates effective June 1, 2010. Corresponding base rate reduction of $11.4 million also went into effect June 1, 2010.
(d)	Application was settled without stipulating the return on common equity.
(e)	New depreciation rates were effective January 1, 2006. The new base rates went into effect subject to refund on February 13, 2007. Stipulation agreement settling the case was approved September 19, 2007. The approved Stipulation includes, among other rate design mechanisms, a PBR plan which includes: (i) a four-year delivery service base rate freeze; (ii) an earnings sharing mechanism that enables Washington Gas to share with shareholders and Virginia customers the earnings that exceed a target of 10.5% return on equity and (iii) recovery of initial implementation costs associated with achieving Washington Gas’s business processing outsourcing initiatives.
(f)	Rates went into effect, subject to refund, on February 26, 2004 under an expedited rate application. As the result of the approval of a Stipulation that resolved all issues related to this expedited rate case, Washington Gas adjusted its billing rates commencing October 4, 2004 to reflect the level of annual revenues as determined in the previous Final Order issued on December 18, 2003.
(g)	New depreciation rates effective January 1, 2002. New base rates went into effect subject to refund on November 12, 2002. Final Order released on December 18, 2003.

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

On October 28, 2009, the PSC of DC held a public interest hearing. On December 16, 2009, the PSC of DC issued a final order approving the settlement agreement, including recovery of hexane commodity costs, provided the parties agree to change the September 30, 2009 date to the effective date of the newly approved tariffs. The parties filed the modified language consistent with the final order. Pursuant to the final order, Washington Gas established a regulatory asset by reversing hexane costs previously expensed of $700,000 into income.

As of September 30, 2010 Washington Gas has incurred cumulative total hexane costs of $2.6 million related to the District of Columbia of which approximately $1.1 million has been recovered and $1.5 million has been deferred as a regulatory asset. On November 4, 2010, the PSC of DC issued an order approving Washington Gas’s proposed tariffs for collecting the deferred cost of hexane. Washington Gas will begin billing the deferred hexane costs over a two-year period beginning in December, 2010.

Revenue Normalization Adjustment.  On December 21, 2009, Washington Gas filed a revised tariff application seeking approval of an RNA, a sales adjustment mechanism that decouples Washington Gas’s non-gas revenues from actual delivered volumes of gas. On December 22, 2009, the DC OPC filed a motion requesting that the PSC of DC establish public hearing procedures to examine the merits of Washington Gas’s RNA application. Washington Gas filed an opposition to the DC OPC’s motion on January 4, 2010. The PSC of DC issued an order on January 19, 2010 granting the DC OPC’s motion for evidentiary hearing and initiated an evidentiary proceeding to consider issues surrounding Washington Gas’s tariff application. On April 2, 2010, the PSC of DC issued an order designating issues to be addressed and establishing a procedural schedule for the case. Washington Gas filed supplemental testimony on April 13, 2010. The DC OPC, the District of Columbia Office of the Environment (DC Government) and the Apartment and Office Building Association of Metropolitan Washington (AOBA) filed direct testimony on May 17, 2010. Washington Gas filed rebuttal testimony on June 29, 2010. Evidentiary hearings were held on July 27-29, 2010. Initial briefs were filed on August 13, 2010, and reply briefs were submitted on August 26, 2010. A Commission decision is pending.

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

A hearing was held March 27, 2009 on Washington Gas’s purchased gas charges for the twelve month period ended August 31, 2008. No party challenged Washington Gas’s gas costs incurred during the period, but the Staff of the PSC of MD (MD Staff) and

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

the Maryland Office of the People’s Counsel (MD OPC) requested that the case remain open subject to any changes that may result from the final PSC of MD order regarding Washington Gas’s asset management and gas purchase practices (refer to the section entitled “Investigation of Asset Management and Gas Purchase Practices” for a further discussion of this case). On April 23, 2010, the Hearing Examiner issued a Proposed Order which approved Washington Gas’s gas costs for the period, subject to any changes which may arise from the Commission’s final order in the asset management investigation in Case No. 9158. The Proposed Order was not appealed by any party and became a final order of the Commission on May 25, 2010.

A hearing was held on March 25, 2010 on Washington Gas’s purchased gas charges for the twelve month period ended August 31, 2009. The parties filed initial briefs on April 30, 2010 and reply briefs on May 21, 2010. The Staff of the PSC of MD and the MD OPC are challenging a portion of the Company’s gas costs averring that the Company did not have authority under its tariff to satisfy in cash its obligation (cash out) for over-deliveries by suppliers over the 12-months ended March 2009 and also asserting that the Company used an “excessive price” as the cash-out price. The PSC of MD Staff recommends that a second phase to the proceeding be initiated to investigate these assertions. Washington Gas has denied both these assertions. Discovery and testimony were filed in the case, and a hearing was held on March 25, 2010. The MD OPC has taken a position that $2.1 million of gas costs related to the purchase of competitive service provider (CSP) inventory included in the purchased gas charge should be disallowed. Briefs were filed April 30, 2010, and reply briefs were filed May 21, 2010. A proposed order was issued by the Hearing Examiner on August 25, 2010, finding that under the tariff, Washington Gas should have resolved supplier over-deliveries during the review period by adjusting future delivery volumes by suppliers, rather than by cash-out. The proposed order directed Washington Gas to refund to customers the excess costs paid to suppliers as a result of the cash-out of supplier over-deliveries. The proposed order also directed Washington Gas to present an “exact calculation” of the excess amount paid to suppliers in accordance with the methodology proposed by the MD OPC. The MD OPC had estimated the amount of the excess costs to Maryland ratepayers to be approximately $2.1 million. The proposed order directs Washington Gas to credit $2.1 million to the actual cost adjustment (ACA) as recommended by MD OPC. The Staff of the PSC of MD and Washington Gas filed notices of appeal of the proposed order on September 23 and 24, 2010, respectively, and memorandums on appeal on October 1 and 4, 2010, respectively. A Commission decision is pending.

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

On November 2, 2009, the Chief Hearing Examiner of the PSC of MD issued a Proposed Order of Hearing Examiner (POHE) which supports Washington Gas’s move to self-optimization of its gas assets, concluding that “the evidence on the record in this case is overwhelming that the Company’s decision to transition to self-management has in fact been prudent and resulted in substantial rate benefits...” The POHE approved Washington Gas’s proposal for the sharing of margins from asset optimization between Washington Gas and customers based on a graduated, tiered approach. The POHE directed Washington Gas to pass credits to customers through the PGC provision.

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

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Review of the Company’s 2009-2013 Gas Portfolio Plan.  On March 19, 2009, the PSC of MD docketed a proceeding to review Washington Gas’s 2009—2013 Gas Portfolio Plan, specifically noting Washington Gas’s plans to build an on-system peaking facility on the grounds of the decommissioned Chillum gas storage holders in Chillum, Maryland. Refer to the section entitled “Chillum LNG Facility” for further discussion of this matter. Upon consideration of a motion to combine review of Washington Gas’s Gas Portfolio Plans, on January 6, 2010, the PSC of MD consolidated this proceeding with Washington Gas’s 2010—2014 Gas Portfolio Plan, which was filed on November 17, 2009. Washington Gas announced on May 6, 2010, that it projected a new in-service date for the on-system peaking facility: the 2015-2016 winter heating season. As a result, the Hearing Examiner ruled that the facility is not subject to review as part of the Gas Portfolio Plans being considered in the current proceeding, which had a term from 2010-2014. The Hearing Examiner subsequently approved Washington Gas’s portfolio plan, including the reserve margins reflected in the Washington Gas’s energy acquisition planning. Initial briefs were filed on August 13, 2010 and reply briefs were filed on September 17, 2010. On October 27, 2010, the Hearing Examiner issued a proposed order. The Hearing Examiner found:

(i)	the Gas Portfolio Plan proposed by Washington Gas for years 2009-2013 and 2010-2014 are reasonable;

(ii)	the design day forecasts contained in Washington Gas’s plans are correct and reasonable in determining the design day requirement;

(iii)	a reserve margin proposed by Washington Gas of 5.0% to 6.5% continues to be reasonable and that

(iv)	some additional information should be filed along with all future plans.

The proposed order will become final on November 30, 2010 if not appealed by any party.

Virginia Jurisdiction

Conservation and Ratemaking Efficiency Plan.  On September 29, 2009, Washington Gas filed with the SCC of VA an application which included a portfolio of conservation and energy efficiency programs, an associated cost recovery provision, and a decoupling mechanism which will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts. An evidentiary hearing in the proceeding was held on February 9, 2010. On March 26, 2010 the SCC of VA issued an Order approving a decoupling rate mechanism for residential customers and six residential energy efficiency programs and the cost recovery mechanism for those programs. Washington Gas filed compliance tariffs with the Staff of the SCC of VA on April 19, 2010 to implement the Conservation and Ratemaking Efficiency Plan on May 1, 2010. The Company began applying the decoupling mechanism in Virginia in its July billings for residential customers consistent with the Commission’s approval. On July 22, 2010, Washington Gas filed an amendment to the CARE Plan to include small commercial and industrial customers in Virginia. The application included a portfolio of conservation and energy efficiency programs, an associated cost recovery provision and a decoupling mechanism and will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts. In accordance with the procedural schedule established for the proceeding, the Staff of the SCC of VA filed its report on September 13, 2010 and Washington Gas filed its response to the staff report on September 24, 2010. On November 18, 2010, the Commission issued an order that denied Washington Gas’s application. The Commission found that Washington Gas’s current tariff and their underlying class cost of service and revenue apportionment studies do not segregate small versus large customers and that only small customers qualify under the Care Plan legislation. The Commission stated that Washington Gas could amend the underlying tariff and studies in connection with its required February 1, 2011 base rate case filing.

Performance-Based Rate Plans

In rate case proceedings in all local jurisdictions, Washington Gas requested permission to implement Performance-Based Rate (PBR) plans that include performance measures for customer service and an ESM that enables Washington Gas to share with shareholders and customers the earnings that exceed a target rate of return on equity.

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

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

On May 4, 2009, the Staff of the SCC of VA issued a report, commenting on the amount of the ESM liability that had been reported for the fiscal year ending September 30, 2008. Washington Gas filed its response to the Staff report on June 18, 2009. On July 17, 2009, Washington Gas and the Staff of the SCC of VA filed a joint motion to approve the stipulation and close the proceeding with the SCC of VA whereby the Staff of the SCC of VA and Washington Gas agreed upon the appropriate refund to ratepayers under the ESM. The overall difference between the Staff position and Washington Gas’s position was not material to the financial statements of Washington Gas. On July 24, 2009, the SCC of VA granted the joint motion and accepted the stipulation submitted by Washington Gas and the Staff of the SCC of VA in its final order approving the ESM liability for fiscal year 2008. In accordance with the provisions of its VA tariff, Washington Gas began crediting customers’ bills in April 2009 for the fiscal year 2008 ESM liability. At March 31, 2010, Washington Gas had fully refunded the ESM liability to its customers.

On January 28, 2010, Washington Gas filed its annual information filing indicating that there was no ESM liability for fiscal year 2009. On June 30, 2010, the SCC of VA accepted the Staff’s report and agreed that there was no ESM liability for fiscal year 2009.

Based on the results reflected in the annual information filing, Washington Gas has recorded a regulatory asset of approximately $0.5 million of previously expensed hexane costs and on June 23, 2010 filed an application with the SCC of VA requesting the authority to bill the cost of this hexane to customers in accordance with the provision of the Settlement Stipulation in the last rate proceeding. On July 22, 2010, the Commission issued an Order for Notice and Comment in this proceeding. The Company filed direct testimony on August 18, 2010 and the Staff issued its report on October 21, 2010. The Staff found that Washington Gas’s request to recover $0.5 million of hexane costs would not result in earnings exceeding Washington Gas’s 10% allowed rate of return on average common equity threshold and therefore Washington Gas should be allowed to bill the amounts. Washington Gas filed its response to the Staff’s Report on November 4, 2010. A Commission decision is pending.

On an interim basis, Washington Gas records the effects of the ESM based on year-to-date earnings in relation to estimated annual earnings as calculated for regulatory purposes. Based on expected results for 2010, no liability has been recognized for 2010 and Washington Gas has accrued a regulatory asset of approximately $1.0 million related to the recovery of hexane costs incurred in Virginia in 2010.

On November 16, 2007, the PSC of MD issued a final order in a rate case, which established a phase-two proceeding to review Washington Gas’s request to implement a PBR plan and issues raised by the parties associated with Washington Gas’s BPO agreement. On September 4, 2008, a proposed order of the Hearing Examiner was issued in this phase-two proceeding. Consistent with Washington Gas’s current accounting methodology, the proposed order approved 10-year amortization accounting for initial implementation costs related to Washington Gas’s BPO plan. At September 30, 2010 and 2009, we had recorded a regulatory asset of $6.4 million and $7.4 million, respectively, net of amortization, related to initial implementation costs allocable to Maryland associated with our BPO plan. Washington Gas’s application seeking approval of a PBR plan was denied. Additionally, the proposed order (i) directs Washington Gas to obtain an independent management audit related to BPO issues raised in the phase-two proceeding and (ii) directs the initiation of a collaboration process in which Washington Gas is directed to engage in discussions with the Staff of the PSC of MD (MD Staff), the MD OPC and interested parties to develop appropriate customer service metrics and a periodic form for reporting results similar to the metrics filed by Washington Gas as part of the approved settlement in Virginia. Aspects of this proposed order were appealed by the parties in November, 2008. A final decision by the PSC of MD is pending.

The final order issued by the PSC of DC on December 28, 2007 approved amortization accounting for initial implementation costs related to the BPO plan in approving the stipulated agreement filed in the proceeding. As part of that approved agreement, Washington Gas withdrew its application seeking approval of a PBR plan and is prohibited from seeking approval of a PBR plan in the District of Columbia until the filing of its next base rate case. The settling parties may not seek a change in rates during the rate case filing moratorium period, ending January 1, 2011, under the terms of the approved rate settlement, with the exception of the implementation of a revenue normalization adjustment.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WGL Holdings, Inc.
Consolidated Balance Sheets
Part II
Item 8. Financial Statements and Supplementary Data

	September 30,

(In thousands)	2010	2009

ASSETS
Property, Plant and Equipment
At original cost	$3,383,364	$3,242,413
Accumulated depreciation and amortization	(1,037,156)	(973,272)

Net property, plant and equipment	2,346,208	2,269,141

Current Assets
Cash and cash equivalents	8,849	7,845
Receivables
Accounts receivable	208,467	172,117
Gas costs and other regulatory assets	18,714	77,173
Unbilled revenues	91,337	80,594
Allowance for doubtful accounts	(20,306)	(20,969)

Net receivables	298,212	308,915

Materials and supplies—principally at average cost	24,646	23,626
Storage gas—(first-in, first-out)	242,223	237,681
Deferred income taxes	22,808	–
Other prepayments	93,700	82,415
Derivatives and other	26,827	23,032

Total current assets	717,265	683,514

Deferred Charges and Other Assets
Regulatory assets
Gas costs	5,991	13,996
Pension and other post-retirement benefits	452,035	308,544
Other	73,342	53,904
Derivatives and other	49,053	20,791

Total deferred charges and other assets	580,421	397,235

Total Assets	$3,643,894	$3,349,890

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,153,395	$1,097,698
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	592,875	561,830

Total capitalization	1,774,443	1,687,701

Current Liabilities
Current maturities of long-term debt	30,098	82,592
Notes payable	100,417	183,851
Accounts payable and other accrued liabilities	225,362	213,529
Wages payable	16,411	15,294
Accrued interest	3,983	3,598
Dividends declared	19,604	18,758
Customer deposits and advance payments	65,343	52,908
Gas costs and other regulatory liabilities	9,893	14,842
Deferred income taxes	–	5,155
Accrued taxes	14,828	17,119
Derivatives and other	58,112	26,970

Total current liabilities	544,051	634,616

Deferred Credits
Unamortized investment tax credits	10,561	10,761
Deferred income taxes	472,544	323,505
Accrued pensions and benefits	359,729	273,289
Asset retirement obligations	64,017	32,641
Regulatory liabilities
Accrued asset removal costs	323,091	319,173
Other	13,446	14,310
Derivatives and other	82,012	53,894

Total deferred credits	1,325,400	1,027,573

Commitments and Contingencies (Note 13)

Total Capitalization and Liabilities	$3,643,894	$3,349,890

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Income
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands, except per share data)	2010	2009	2008

OPERATING REVENUES
Utility	$1,297,786	$1,481,089	$1,536,443
Non-utility	1,411,090	1,225,767	1,091,751

Total Operating Revenues	2,708,876	2,706,856	2,628,194

OPERATING EXPENSES
Utility cost of gas	618,308	805,119	869,333
Non-utility cost of energy-related sales	1,340,774	1,153,166	1,047,146
Operation and maintenance	309,089	297,471	282,558
Depreciation and amortization	94,011	95,357	95,007
General taxes and other assessments	122,797	114,054	102,544

Total Operating Expenses	2,484,979	2,465,167	2,396,588

OPERATING INCOME	223,897	241,689	231,606
Other Income—Net	931	2,181	2,525
Interest Expense
Interest on long-term debt	39,413	40,432	39,930
AFUDC and other—net	654	4,471	6,867

Total Interest Expense	40,067	44,903	46,797

INCOME BEFORE INCOME TAXES	184,761	198,967	187,334
INCOME TAX EXPENSE	73,556	77,274	69,491

NET INCOME	111,205	121,693	117,843
Dividends on Washington Gas preferred stock	1,320	1,320	1,320

NET INCOME APPLICABLE TO COMMON STOCK	$109,885	$120,373	$116,523

AVERAGE COMMON SHARES OUTSTANDING
Basic	50,538	50,104	49,607
Diluted	50,765	50,382	49,912

EARNINGS PER AVERAGE COMMON SHARE
Basic	$2.17	$2.40	$2.35
Diluted	$2.16	$2.39	$2.33

DIVIDENDS DECLARED PER COMMON SHARE	$1.5000	$1.4575	$1.4075

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2010	2009	2008

OPERATING ACTIVITIES
Net income	$111,205	$121,693	$117,843
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
Depreciation and amortization	94,011	95,357	95,007
Amortization of:
Other regulatory assets and liabilities—net	3,686	3,350	2,666
Debt related costs	767	785	925
Deferred income taxes—net	102,897	67,401	5,863
Accrued/deferred pension cost	9,648	(2,204)	(4,219)
Compensation expense related to equity awards	2,492	2,160	4,111
Provision for doubtful accounts	17,766	22,435	19,958
Other non-cash credits—net	(415)	(125)	(1,894)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues	(65,522)	(30,555)	(65,019)
Gas costs and other regulatory assets/liabilities—net	53,510	(47,968)	(19,093)
Storage gas	(4,542)	168,948	(111,740)
Other prepayments	(10,138)	(52,513)	(4,379)
Accounts payable and other accrued liabilities	8,905	(34,505)	33,479
Wages payable	1,117	1,188	629
Customer deposits and advance payments	12,435	6,834	(3,172)
Accrued taxes	(2,291)	4,990	356
Accrued interest	385	(602)	(16)
Other current assets	(4,815)	(7,173)	350
Other current liabilities	31,142	(24,678)	28,498
Deferred gas costs—net	8,005	36,801	(24,556)
Deferred assets—other	(51,119)	(18,662)	(10,808)
Deferred liabilities—other	(27,698)	(7,466)	(2,385)
Other—net	(459)	2,916	878

Net Cash Provided by Operating Activities	290,972	308,407	63,282

FINANCING ACTIVITIES
Common stock issued	22,150	5,131	14,064
Long-term debt issued	53,018	64,875	63,285
Long-term debt retired	(74,019)	(76,012)	(21,110)
Debt issuance costs	(335)	(181)	–
Notes payable issued (retired)—net	(83,434)	(87,104)	86,708
Dividends on common stock and preferred stock	(76,525)	(73,707)	(70,456)
Other financing activities—net	(717)	(820)	482

Net Cash Provided by (Used in) Financing Activities	(159,862)	(167,818)	72,973

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(130,106)	(138,908)	(134,961)

Net Cash Used in Investing Activities	(130,106)	(138,908)	(134,961)

INCREASE IN CASH AND CASH EQUIVALENTS	1,004	1,681	1,294
Cash and Cash Equivalents at Beginning of Year	7,845	6,164	4,870

Cash and Cash Equivalents at End of Year	$8,849	$7,845	$6,164

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid—net	$(78,177)	$41,294	$67,086
Interest paid	$39,129	$44,378	$46,850
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Retirement of debt related to project financing	$359	$24,494	$–
Capital expenditures included in accounts payable and other accrued liabilities	$7,875	$3,791	$7,217

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Capitalization
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands, except shares)	2010		2009

Common Shareholders’ Equity
Common stock, no par value, 120,000,000 shares authorized, 50,974,992 and 50,143,484 shares issued, respectively	$543,121		$514,501
Paid-in capital	8,889		13,516
Retained earnings	609,956		576,122
Accumulated other comprehensive loss, net of taxes	(8,571)		(6,441)

Total Common Shareholders’ Equity	1,153,395	65.0%	1,097,698	65.0%

Preferred Stock
WGL Holdings, Inc., without par value, 3,000,000 shares authorized, none issued	–		–
Washington Gas Light Company, without par value, 1,500,000 shares authorized—issued and outstanding:
$4.80 series, 150,000 shares	15,000		15,000
$4.25 series, 70,600 shares	7,173		7,173
$5.00 series, 60,000 shares	6,000		6,000

Total Preferred Stock	28,173	1.6%	28,173	1.7%

Long-Term Debt
Washington Gas Light Company Unsecured Medium-Term Notes
Due fiscal year 2010, 1.19%	–		50,000
Due fiscal year 2010, 7.50% to 7.70%	–		24,000
Due fiscal year 2011, 6.64%	30,000		30,000
Due fiscal year 2012, 5.90% to 6.05%	77,000		77,000
Due fiscal year 2014, 4.88% to 5.17%	67,000		67,000
Due fiscal year 2015, 4.83%	20,000		20,000
Due fiscal year 2016, 5.17%	25,000		25,000
Due fiscal year 2019, 7.46%	50,000		50,000
Due fiscal year 2020, 4.76%	50,000		–
Due fiscal year 2023, 6.65%	20,000		20,000
Due fiscal year 2025, 5.44%	40,500		40,500
Due fiscal year 2027, 6.40% to 6.82%	125,000		125,000
Due fiscal year 2028, 6.57% to 6.85%	52,000		52,000
Due fiscal year 2030, 7.50%	8,500		8,500
Due fiscal year 2036, 5.70% to 5.78%	50,000		50,000

Total Unsecured Medium Term-Notes	615,000		639,000
Other long-term debt	8,012		5,465
Unamortized discount	(39)		(43)
Less—current maturities	30,098		82,592

Total Long-Term Debt	592,875	33.4%	561,830	33.3%

Total Capitalization	$1,774,443	100.0%	$1,687,701	100.0%

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Common Shareholders’ Equity
and Comprehensive Income
Part II
Item 8. Financial Statements and Supplementary Data (continued)

					Accumulated
					Other
					Comprehensive
	Common Stock		Paid-In	Retained	Loss, Net of
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Taxes	Total

Balance at September 30, 2007	49,316,211	$490,257	$12,428	$481,274	$(3,192)	$980,767
Net income applicable to common stock	–	–	–	116,523	–	116,523
Post-retirement benefits adjustment, net of taxes	–	–	–	–	1,441	1,441

Comprehensive income						117,964
Stock-based compensation	600,672	16,848	1,970	–	–	18,818
Dividends declared on common stock ($1.4075 per share)	–	–	–	(69,985)	–	(69,985)

Balance at September 30, 2008	49,916,883	507,105	14,398	527,812	(1,751)	1,047,564
Net income applicable to common stock	–	–	–	120,373	–	120,373
Post-retirement benefits adjustment, net of taxes	–	–	–	–	(4,690)	(4,690)

Comprehensive income						115,683
Impact of applying SFAS No. 157 (ASC Topic 820)
adjustment, net of taxes	–	–	–	1,012	–	1,012
Stock-based compensation	226,601	7,396	(882)	–	–	6,514
Dividends declared on common stock ($1.4575 per share)	–	–	–	(73,075)	–	(73,075)

Balance at September 30, 2009	50,143,484	514,501	13,516	576,122	(6,441)	1,097,698
Net income applicable to common stock	–	–	–	109,885		109,885
Post-retirement benefits adjustment, net of taxes	–	–	–	–	(2,130)	(2,130)

Comprehensive income						107,755
Dividend reinvestment	40,661	1,472	–	–	–	1,472
Stock-based compensation	790,847	27,148	(4,627)	–	–	22,521
Dividends declared on common stock ($1.5000 per share)	–	–	–	(76,051)	–	(76,051)

Balance at September 30, 2010	50,974,992	$543,121	$8,889	$609,956	$(8,571)	$1,153,395

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Balance Sheets
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands)	2010	2009

ASSETS
Property, Plant and Equipment
At original cost	$3,343,842	$3,206,576
Accumulated depreciation and amortization	(1,014,314)	(950,706)

Net property, plant and equipment	2,329,528	2,255,870

Current Assets
Cash and cash equivalents	4,390	5,160
Receivables
Accounts receivable	78,357	70,382
Gas costs and other regulatory assets	18,714	77,173
Unbilled revenues	20,484	20,905
Allowance for doubtful accounts	(16,704)	(18,617)

Net receivables	100,851	149,843

Materials and supplies—principally at average cost	24,594	23,573
Storage gas—(first-in, first-out)	169,267	168,800
Deferred income taxes	10,633	–
Other prepayments	59,317	39,690
Receivables from associated companies	1,949	10,441
Derivatives and other	7,050	11,531

Total current assets	378,051	409,038

Deferred Charges and Other Assets
Regulatory assets
Gas costs	5,991	13,996
Pension and other post-retirement benefits	449,383	306,918
Other	73,336	53,904
Derivatives and other	33,987	11,846

Total deferred charges and other assets	562,697	386,664

Total Assets	$3,270,276	$3,051,572

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$994,876	$966,439
Preferred stock	28,173	28,173
Long-term debt	592,875	561,830

Total capitalization	1,615,924	1,556,442

Current Liabilities
Current maturities of long-term debt	30,098	82,592
Notes payable	43,419	124,811
Accounts payable and other accrued liabilities	127,358	125,295
Wages payable	15,512	14,622
Accrued interest	3,983	3,598
Dividends declared	18,460	18,008
Customer deposits and advance payments	63,343	52,908
Gas costs and other regulatory liabilities	9,893	14,842
Deferred income taxes	–	9,285
Accrued taxes	13,277	15,434
Payables to associated companies	9,170	11,390
Derivatives and other	19,714	12,929

Total current liabilities	354,227	485,714

Deferred Credits
Unamortized investment tax credits	9,570	10,462
Deferred income taxes	477,912	326,921
Accrued pensions and benefits	357,456	271,859
Asset retirement obligations	62,801	31,627
Regulatory liabilities
Accrued asset removal costs	323,091	319,173
Other	13,446	14,307
Derivatives and other	55,849	35,067

Total deferred credits	1,300,125	1,009,416

Commitments and Contingencies (Note 13)

Total Capitalization and Liabilities	$3,270,276	$3,051,572

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2010	2009	2008

OPERATING REVENUES
Utility	$1,321,446	$1,505,875	$1,552,344
Non-utility	75	41	66

Total Operating Revenues	1,321,521	1,505,916	1,552,410

OPERATING EXPENSES
Utility cost of gas	641,967	829,905	885,234
Operation and maintenance	263,319	257,874	252,915
Depreciation and amortization	92,096	93,562	93,189
General taxes and other assessments	115,454	109,522	98,721

Total Operating Expenses	1,112,836	1,290,863	1,330,059

OPERATING INCOME	208,685	215,053	222,351
Other Income—Net	669	1,683	1,894
Interest Expense
Interest on long-term debt	39,413	40,425	39,890
AFUDC and other—net	511	3,708	5,466

Total Interest Expense	39,924	44,133	45,356

INCOME BEFORE INCOME TAXES	169,430	172,603	178,889
INCOME TAX EXPENSE	67,081	66,018	64,707

NET INCOME	$102,349	$106,585	$114,182
Dividends on preferred stock	1,320	1,320	1,320

NET INCOME APPLICABLE TO COMMON STOCK	$101,029	$105,265	$112,862

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Year Ended September 30,

(In thousands)	2010	2009	2008

OPERATING ACTIVITIES
Net income	$102,349	$106,585	$114,182
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
Depreciation and amortization	92,096	93,562	93,189
Amortization of:
Other regulatory assets and liabilities—net	3,687	3,350	2,666
Debt related costs	767	785	885
Deferred income taxes—net	113,382	69,009	13,559
Accrued/deferred pension cost	9,602	(2,198)	(4,199)
Compensation expense related to equity awards	2,341	2,052	3,547
Provision for doubtful accounts	13,528	18,567	16,761
Other non-cash credits—net	(1,107)	(419)	(1,892)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies	(14,503)	10,938	(66,381)
Gas costs and other regulatory assets/liabilities—net	53,510	(47,968)	(19,093)
Storage gas	(467)	153,817	(106,846)
Other prepayments	(18,847)	(8,070)	(5,188)
Accounts payable and other accrued liabilities and payables to associated companies	(3,090)	(57,350)	34,387
Wages payable	890	984	255
Customer deposits and advance payments	10,435	6,834	(3,072)
Accrued taxes	(2,157)	4,153	260
Accrued interest	385	(602)	(16)
Other current assets	3,460	(9,206)	611
Other current liabilities	6,785	(25,320)	19,055
Deferred gas costs—net	8,005	36,801	(24,556)
Deferred assets—other	(45,015)	(10,505)	(13,872)
Deferred liabilities—other	(35,315)	(24,241)	(4,871)
Other—net	190	3,893	850

Net Cash Provided by Operating Activities	300,911	325,451	50,221

FINANCING ACTIVITIES
Long-term debt issued	53,018	64,875	63,285
Long-term debt retired	(74,019)	(76,011)	(20,117)
Debt issuance costs	(335)	(181)	–
Notes payable issued (retired)—net	(81,392)	(106,202)	108,965
Dividends on common stock and preferred stock	(73,129)	(71,457)	(69,711)
Other financing activities—net	(611)	(830)	513

Net Cash Provided by (Used in) Financing Activities	(176,468)	(189,806)	82,935

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(125,213)	(134,165)	(133,633)

Net Cash Used in Investing Activities	(125,213)	(134,165)	(133,633)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(770)	1,480	(477)
Cash and Cash Equivalents at Beginning of Year	5,160	3,680	4,157

Cash and Cash Equivalents at End of Year	$4,390	$5,160	$3,680

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid—net	$(75,345)	$26,897	$59,108
Interest paid	$38,986	$43,615	$45,449
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Retirement of debt related to project financing	$359	$24,494	$–
Capital expenditures included in accounts payable and other accrued liabilities	$7,822	$3,473	$7,532

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Capitalization
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands, except shares)	2010		2009

Common Shareholder’s Equity
Common stock, $1 par value, 80,000,000 shares authorized, 46,479,536 shares issued, respectively	$46,479		$46,479
Paid-in capital	470,825		469,026
Retained earnings	486,143		457,375
Accumulated other comprehensive loss, net of taxes	(8,571)		(6,441)

Total Common Shareholder’s Equity	994,876	61.6%	966,439	62.1%

Preferred Stock
Washington Gas Light Company, without par value, 1,500,000 shares authorized—issued and outstanding:
$4.80 series, 150,000 shares	15,000		15,000
$4.25 series, 70,600 shares	7,173		7,173
$5.00 series, 60,000 shares	6,000		6,000

Total Preferred Stock	28,173	1.7%	28,173	1.8%

Long-Term Debt
Washington Gas Light Company Unsecured Medium-Term Notes
Due fiscal year 2010, 1.19%	–		50,000
Due fiscal year 2010, 7.50% to 7.70%	–		24,000
Due fiscal year 2011, 6.64%	30,000		30,000
Due fiscal year 2012, 5.90% to 6.05%	77,000		77,000
Due fiscal year 2014, 4.88% to 5.17%	67,000		67,000
Due fiscal year 2015, 4.83%	20,000		20,000
Due fiscal year 2016, 5.17%	25,000		25,000
Due fiscal year 2019, 7.46%	50,000		50,000
Due fiscal year 2020, 4.76%	50,000		–
Due fiscal year 2023, 6.65%	20,000		20,000
Due fiscal year 2025, 5.44%	40,500		40,500
Due fiscal year 2027, 6.40% to 6.82%	125,000		125,000
Due fiscal year 2028, 6.57% to 6.85%	52,000		52,000
Due fiscal year 2030, 7.50%	8,500		8,500
Due fiscal year 2036, 5.70% to 5.78%	50,000		50,000

Total Unsecured Medium Term-Notes	615,000		639,000
Other long-term debt	8,012		5,465
Unamortized discount	(39)		(43)
Less—current maturities	30,098		82,592

Total Long-Term Debt	592,875	36.7%	561,830	36.1%

Total Capitalization	$1,615,924	100.0%	$1,556,442	100.0%

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Common Shareholder’s Equity
and Comprehensive Income
Part II
Item 8. Financial Statements and Supplementary Data (continued)

					Accumulated
					Other
					Comprehensive
	Common Stock		Paid-In	Retained	Loss,
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Net of Taxes	Total

Balance at September 30, 2007	46,479,536	$46,479	$463,540	$378,563	$(3,192)	$885,390
Net income	–	–	–	114,182	–	114,182
Post-retirement benefits adjustment, net of taxes	–	–	–	–	1,441	1,441

Comprehensive income						115,623
Stock-based compensation(a)	–	–	4,221	–	–	4,221
Dividends declared:
Common stock	–	–	–	(68,865)	–	(68,865)
Preferred stock	–	–	–	(1,320)	–	(1,320)

Balance at September 30, 2008	46,479,536	46,479	467,761	422,560	(1,751)	935,049
Net income	–	–	–	106,585	–	106,585
Post-retirement benefits adjustment, net of taxes	–	–	–	–	(4,690)	(4,690)

Comprehensive income						101,895
Stock-based compensation(a)	–	–	1,265	–	–	1,265
Dividends declared:
Common stock	–	–	–	(70,450)	–	(70,450)
Preferred stock	–	–	–	(1,320)	–	(1,320)

Balance at September 30, 2009	46,479,536	46,479	469,026	457,375	(6,441)	966,439
Net income	–	–	–	102,349	–	102,349
Post-retirement benefits adjustment, net of taxes	–	–	–	–	(2,130)	(2,130)

Comprehensive income						100,219
Stock-based compensation(a)	–	–	1,799	–	–	1,799
Dividends declared:
Common stock	–	–	–	(72,261)	–	(72,261)
Preferred stock	–	–	–	(1,320)	–	(1,320)

Balance at September 30, 2010	46,479,536	$46,479	$470,825	$486,143	$(8,571)	$994,876

(a)	Stock-based compensation is based on the stock awards of WGL Holdings that are allocated to Washington Gas Light Company for its pro-rata share.

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ACCOUNTING POLICIES

     GENERAL

WGL Holdings, Inc. (WGL Holdings) is a holding company that owns all of the shares of common stock of Washington Gas Light Company (Washington Gas), a regulated natural gas utility, and all of the shares of common stock of Washington Gas Resources Corporation (Washington Gas Resources), Hampshire Gas Company (Hampshire) and Crab Run Gas Company. Washington Gas Resources owns all of the shares of common stock of four unregulated subsidiaries that include Washington Gas Energy Services, Inc. (WGEServices), Washington Gas Energy Systems, Inc. (WGESystems), Capitol Energy Ventures Corp. (CEV) and WGSW, Inc. Except where the content clearly indicates otherwise, “WGL Holdings,” “we,” “us” or “our” refers to the holding company or the consolidated entity of WGL Holdings and all of its subsidiaries. Unless otherwise noted, these notes apply equally to WGL Holdings and Washington Gas.

     NATURE OF OPERATIONS

Our core business is the delivery and sale of natural gas through Washington Gas. We also offer retail energy-related products and services that are closely related to our core business. The majority of these energy-related activities are performed by wholly owned unregulated subsidiaries of Washington Gas Resources.

Washington Gas is a regulated public utility that sells and delivers natural gas to approximately one million customers primarily in the District of Columbia, and the surrounding metropolitan areas in Maryland and Virginia. Deliveries to firm residential and commercial customers accounted for 74.8% of the total therms delivered to customers by Washington Gas in fiscal year 2010. Deliveries to interruptible customers accounted for 15.4% and deliveries to customers who use natural gas to generate electricity accounted for 9.8%. These amounts do not include deliveries related to Washington Gas’s asset optimization program discussed further below. Hampshire operates an underground natural gas storage facility that provides services exclusively to Washington Gas. Hampshire is regulated under a cost of service tariff by the Federal Energy Regulatory Commission (FERC). Both Washington Gas and Hampshire comprise our regulated utility segment.

The retail energy-marketing segment consists of the operations of WGEServices which competes with regulated utilities and other unregulated third party marketers to sell natural gas and electricity directly to residential, commercial and industrial customers with the objective of earning a profit through competitive pricing. The commodities that WGEServices sells are delivered to retail customers through assets owned by regulated utilities. Washington Gas delivers the majority of natural gas sold by WGEServices, and unaffiliated electric utilities deliver all of the electricity sold. During the fiscal year ended September 30, 2010, WGEServices contracted for and completed the construction of two Solar PV facilities, which include ownership of the operational assets. Other than these facilities, WGEServices does not own or operate any natural gas or electric generation, production, transmission or distribution assets. At September 30, 2010, WGEServices served approximately 161,000 residential, commercial and industrial natural gas customers and approximately 155,000 residential, commercial and industrial electricity customers located in Maryland, Virginia, Delaware, Pennsylvania and the District of Columbia.

The design-build energy systems segment comprises WGESystems, which provides design-build energy efficient and sustainable solutions to government and commercial clients under construction contracts. Refer to Note 15 — Operating Segment Reporting for further discussion of our segments.

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
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (comprised principally of utility plant) is stated at original cost, including labor, materials, taxes and overhead costs incurred during the construction period. The cost of utility and other plant of Washington Gas includes an allowance for funds used during construction (AFUDC) that is calculated under a formula prescribed by our regulators. Washington Gas capitalizes AFUDC as a component of construction overhead. The before-tax rates for AFUDC for fiscal years 2010, 2009 and 2008 were 0.32%, 0.35% and 5.46%, respectively. As a result of decreased construction balances and significant decreases in short-term debt interest rates, Washington Gas made an adjustment of $275,000 and $383,000 to reduce the amount of capitalized AFUDC for the fiscal years ended September 30, 2010 and 2009, respectively. Washington Gas capitalized AFUDC of $999,000 during the fiscal year ended September 30, 2008.

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

Washington Gas charges maintenance and repairs to operating expenses, except those charges applicable to transportation and power-operated equipment, which it allocates to operating expenses, construction and other accounts based on the use of the equipment. Washington Gas capitalizes betterments and renewal costs, and calculates depreciation applicable to its utility gas plant in service primarily using a straight-line method over the estimated remaining life of the plant. The composite depreciation and amortization rate of the regulated utility segment was 3.00% during fiscal year 2010, and 3.12% and 3.23% during fiscal years 2009 and 2008, respectively. In accordance with regulatory requirements, such rates include a component related to asset removal costs for Washington Gas. Washington Gas periodically reviews the adequacy of its depreciation rates by considering estimated remaining lives and other factors. Refer to Note 13—Commitments and Contingencies for a discussion of depreciation-related contingencies.

At both September 30, 2010 and 2009, 99.7% of WGL Holdings’ consolidated original cost of property, plant and equipment was related to the regulated utility segment as shown below.

Property, Plant and Equipment at Original Cost

At September 30,	2010		2009

(In millions)	Dollars	%	Dollars	%

Regulated utility segment
Distribution, transmission and storage	$2,995.2	88.5	$2,890.6	89.2
General, miscellaneous and intangibles	312.1	9.2	293.1	9.0
Construction work in progress (CWIP)	64.9	2.0	49.4	1.5

Total regulated utility segment	3,372.2	99.7	3,233.1	99.7
Unregulated segments	11.1	0.3	9.3	0.3

Total	$3,383.3	100.0	$3,242.4	100.0

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

     REGULATED OPERATIONS

Washington Gas accounts for its regulated operations in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 980, Regulated Operations (ASC Topic 980). This standard includes accounting principles for companies whose rates are determined by independent third party regulators. When setting rates, regulators may require us to record costs as expense in different periods than may be appropriate for unregulated enterprises. When this occurs, Washington Gas defers

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

the associated costs as assets (regulatory assets) on its balance sheet and records them as expenses on its income statement as it collects the revenues designed to recover these costs through customers’ rates. Further, regulators can also impose liabilities upon a company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities).

In fiscal year 2009, Washington Gas adopted a revised practice associated with the capitalization of incentive compensation costs related to its construction activities for fixed assets. This accounting is in accordance with the regulatory rules applicable to fixed asset accounting and is common place within the public utility industry. The result of this treatment for the fiscal years ended September 30, 2010 and 2009 was to capitalize (pre-tax) costs of $877,000 and $1.4 million, respectively.

At September 30, 2010 and 2009, we recorded the following regulatory assets and liabilities on our balance sheets. These assets and liabilities will be recognized as expenses or revenues in future periods as they are reflected in customers’ rates.

Regulatory Assets and Liabilities

	Regulatory		Regulatory
(In millions)	Assets		Liabilities

At September 30,	2010	2009	2010	2009

Current:
Gas costs due from/to customers	$13.9	$71.7	$6.6	$7.0
Interruptible sharing	3.8	3.8	3.3	4.1
Earnings Sharing Mechanism (ESM)(a)(b)	–	–	–	3.3
Conservation And Rate-making Efficiency adjustment (CARE)	0.5	–	–	–
Capacity Allocation Charge	0.5	1.7	–	–
Revenues Normalization Adjustment (RNA) billing mechanism(c)	–	–	–	0.4

Total current	18.7	77.2	9.9	14.8

Deferred:
Accrued asset removal costs	–	–	323.1	319.2
Deferred gas costs	6.0	14.0	–	–
Pension and other post-retirement benefits
Other post-retirement benefit costs—trackers(d)	4.3	6.1	–	–
Deferred pension costs/income—trackers(d)	28.6	20.2	–	–
ASC Topic 715 unrecognized costs/income(e)
Pensions	249.1	173.5	–	–
Other post-retirement benefits	168.6	106.7	–	–
Other curtailment costs for pensions & other post-retirement benefits(f)	1.4	2.0	–	–

Total pension and other post-retirement benefits	452.0	308.5	–	–
Other
Income tax-related amounts due from/to customers(g)	21.6	22.8	8.8	9.3
Losses/gains on issuance and extinguishments of debt and interest-rate derivative instruments(h)	20.3	8.3	1.4	1.7
Deferred gain on sale of assets	–	–	2.7	3.0
Environmental response costs	2.9	2.8	–	–
Rights-of-way fees	0.8	0.5	–	–
Other costs—Business Process Outsourcing (BPO)	10.0	13.2	–	–
Sabbatical leave and other similar benefits	3.1	3.1	–	–
Nonretirement postemployment benefits(i)	11.6	–	–	–
Other regulatory expenses	3.1	3.2	0.5	0.3

Total other	73.4	53.9	13.4	14.3

Total deferred	531.4	376.4	336.5	333.5

(a)	Refer to the section entitled “Performance-Based Rate Plans” under Note 13—Commitments and Contingencies for a further discussion of these amounts.
(b)	Relates to the Virginia jurisdiction.

(c)	Relates to the Maryland jurisdiction.

(d)	Relates to the District of Columbia jurisdiction.

(e)	Refer to Note 10—Pension and Other Post-Retirement Benefit Plans for a further discussion of these amounts.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

(f)	Represents curtailment costs related to Virginia and Maryland associated with our BPO plan. Curtailment costs related to the District of Columbia are included in “Other post-retirement benefits—trackers” and “Deferred pension costs/income—trackers”.
(g)	This balance represents amounts due from customers for deferred tax liabilities related to tax benefits on deduction flowed directly to customers prior to the adoption of income tax normalization for ratemaking purposes.

(h)	The losses or gains on the issuance and extinguishment of debt and interest-rate derivative instruments include unamortized balances from transactions executed in prior fiscal years. These transactions create gains and losses that are amortized over the remaining life of the debt as prescribed by regulatory accounting requirements.

(i)	Represents the timing difference between the recognition of workers compensation and short term disability costs in accordance with generally accepted accounting principles and the way these costs are recovered through rates.

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

     CASH AND CASH EQUIVALENTS

We consider all investments with original maturities of three months or less to be cash equivalents. We did not have any restrictions on our cash balances that would impact the payment of dividends by WGL Holdings or our subsidiaries as of September 30, 2010 and 2009.

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

Transportation Gas Imbalance.  Interruptible shippers and third party marketer shippers transport gas on Washington Gas’s distribution system as part of the unbundled services that it offers. The delivered volumes of gas from third party shippers into Washington Gas’s distribution system do not equal the volumes delivered to those customers, resulting in transportation gas imbalances. These imbalances are usually short-term in duration, and Washington Gas monitors the activity and regularly notifies the shippers when their accounts have an imbalance. In accordance with regulatory treatment, Washington Gas does not record a receivable from or liability to third party marketers associated with gas volumes related to these transportation imbalances but, rather, reflects the financial impact as a regulatory asset or liability related to its gas cost adjustment mechanism, thereby eliminating any profit or loss that would occur as a result of the imbalance. The regulatory treatment combines the imbalance for all marketers, including WGEServices, into a single “net” adjustment to the regulatory asset or liability. Refer to Note 16—Related Party Transactions for a further discussion of the accounting for these imbalance transactions.

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

All unrealized fair value gains and losses and margins generated from the physical and financial settlement of these asset optimization contracts are recorded in utility cost of gas or, in the case of amounts to be shared with rate payers, regulatory liabilities. In conjunction with optimizing Washington Gas’s storage capacity, storage gas inventory may be subject to lower of cost or market adjustments. Washington Gas recorded a lower of cost or market adjustment after the effects of regulatory sharing of $0.8 million, $8.4 million, and $2.5 million during the fiscal years ended September 30, 2010, 2009 and 2008, respectively, related to its storage gas inventory, which was recorded to “Utility cost of gas.”

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

Other Activities.  CEV reports its trading margins in non-utility revenue on a net basis.

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
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

     WEATHER-RELATED INSTRUMENTS

Periodically, we purchase certain weather-related instruments, such as weather insurance policies, heating degree day (HDD) derivatives and cooling degree day (CDD) derivatives. We account for these weather related instruments in accordance with ASC Subtopic 815-45, Derivatives and Hedging—Weather Derivatives. For weather insurance policies and HDD derivatives, benefits or costs are ultimately recognized to the extent actual HDDs fall above or below the contractual HDDs for each instrument. Benefits or costs are recognized for CDD derivatives when the average temperature exceeds a contractually stated level during the contract period. Premiums for weather-related instruments are amortized based on the pattern of normal temperature days over the coverage period. Weather-related instruments for which we collect a premium are carried at fair value. Washington Gas’s weather related instrument premium expense or benefit is not considered in establishing retail rates. Washington Gas does not purchase such instruments for jurisdictions in which it has received rate mechanisms that compensate it on a normal weather basis. Refer to Note 5—Derivative and Weather-Related Instruments for a further discussion of our weather-related instruments.

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

     INCOME TAXES

We recognize deferred income tax assets and liabilities for all temporary differences between the financial statement basis and the tax basis of assets and liabilities, including those where regulators prohibit deferred income tax treatment for ratemaking purposes of Washington Gas. Regulatory assets or liabilities, corresponding to such additional deferred income tax assets or liabilities, may be recorded to the extent recoverable from or payable to customers through the ratemaking process. Refer to the table under “Regulated Operations” above that depicts Washington Gas’s regulatory assets and liabilities associated with income taxes due from and to customers at September 30, 2010 and 2009. Amounts applicable to income taxes due from and due to customers primarily represent differences between the book and tax basis of net utility plant in service. We amortize investment tax credits as reductions to income tax expense over the estimated service lives of the related properties. Refer to Note 9—Income Taxes which provides detailed financial information related to our income taxes.

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

     ASSET RETIREMENT OBLIGATIONS

Washington Gas accounts for its asset retirement obligations (AROs) in accordance with ASC Subtopic 410-20, Asset Retirement and Environmental Obligations—Asset Retirement Obligations. Our asset retirement obligations include the costs to cut, purge and cap our natural gas distribution system, remove asbestos and plug storage wells upon their retirement. These standards require recording the estimated retirement cost over the life of the related asset by depreciating the present value of the retirement obligation, measured at the time of the asset’s acquisition, and accreting the liability until it is settled. There are timing differences between the ARO-related accretion and depreciation amounts being recorded pursuant to GAAP and the recognition of depreciation expense for legal asset removal costs that we are currently recovering in rates. These timing differences are recorded as a reduction to “Regulatory liabilities—Accrued asset removal costs” in accordance with ASC Topic 980. We do not have any assets that are legally restricted related to the settlement of asset retirement obligations. The following tables present the changes in asset retirement obligations as of September 30, 2010 and 2009.

WGL Holdings, Inc.
Changes in Asset Retirement Obligations

	September 30,

(In millions)	2010	2009

Asset retirement obligations at beginning of period	$33,982.3	$31,388.3
Liabilities incurred in the period	174.5	766.3
Liabilities settled in the period	(1,238.8)	(1,086.0)
Accretion expense	1,922.1	1,737.0
Revisions in estimated cash flows(a)	30,353.1	1,176.7

Asset retirement obligations at end of period(b)	$65,193.2	$33,982.3

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas Light Company
Changes in Asset Retirement Obligations

	September 30,

(In millions)	2010	2009

Asset retirement obligations at beginning of period	$32,967.9	$30,469.8
Liabilities incurred in the period	174.5	716.1
Liabilities settled in the period	(1,238.8)	(1,086.0)
Accretion expense	1,858.9	1,691.3
Revisions in estimated cash flows(a)	30,215.2	1,176.7

Asset retirement obligations at end of period(c)	$63,977.7	$32,967.9

(a)	WGL revised its assumptions regarding the timing and amounts related to its obligation to cut, cap and purge pipeline.
(b)	Includes short-term asset retirement obligations of $1,176.6 and $1,341.3 for fiscal year 2010 and 2009, respectively.

(c)	Includes short-term asset retirement obligations of $1,176.6 and $1,340.5 for fiscal year 2010 and 2009, respectively.

     ACCOUNTING STANDARDS ADOPTED IN FISCAL YEAR 2010

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

Noncontrolling Interests.  Effective October 1, 2009, we adopted revised guidance under ASC Topic 810 relating to noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of this standard resulted in reclassifying Washington Gas’s preferred stock dividends on the Statement of Income to present consolidated net income attributable to both the shareholders of WGL Holdings Inc. and to the noncontrolling interest of Washington Gas’s preferred shareholders as net income. In addition, the Statements of Cash Flows were changed to include net income attributable to all equity holders as a source of cash in Operating Activities and to reflect the distribution of preferred stock dividends as a use of cash in Financing Activities. The adoption of this standard had no other effect on our consolidated financial statements.

Subsequent Events.  In February 2010, the FASB issued ASU 2010-09, Subsequent Events—Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09). This ASU provides amendments to Subtopic 855-10, Subsequent Events—Overall, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Subtopic 855-10 does not apply to the accounting for and disclosure of subsequent events addressed in other generally accepted accounting principles. ASU 2010-09 eliminates the requirement to disclose the date through which a Securities and Exchange Commission (SEC) registrant has evaluated subsequent events. Effective March 31, 2010, we adopted ASU 2010-09 for disclosures of events or transactions not within the scope of other applicable GAAP.

Post Retirement Benefits.  In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132(R)-1), now part of ASC Topic 715-20-65. FSP FAS 132(R)-1 contains amendments to ASC Topic 715 that are intended to improve disclosures of postretirement benefit plan assets. This ASU requires: (i) increased disclosure on how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (ii) the major categories of plan assets; (iii) the inputs and valuation techniques used to measure the fair value of plan assets; (iv) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (v)  significant concentrations of risk within plan assets. Refer to Note 10—Pension and Other Post-Retirement Benefit Plans of the Notes to Consolidated Financial Statements for the required disclosures related to this standard.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

     OTHER NEWLY ISSUED ACCOUNTING STANDARDS

Fair Value.  In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for us on January 1, 2010. Refer to Note 14—Fair Value Measurements for the required disclosure under this standard. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for us on October 1, 2011. We are currently evaluating the possible effect of this standard on our consolidated financial statements.

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

WGL Holdings, Inc.

	September 30,

(In thousands)	2010	2009

Accounts payable—trade	$193,776	$174,098
Employee benefits and payroll accruals	24,078	28,813
Other accrued liabilities	7,508	10,618

Total	$225,362	$213,529

Washington Gas Light Company

	September 30,

(In thousands)	2010	2009

Accounts payable—trade	$100,608	$90,630
Employee benefits and payroll accruals	22,322	26,530
Other accrued liabilities	4,428	8,135

Total	$127,358	$125,295

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

NOTE 3.	SHORT-TERM DEBT

WGL Holdings and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. We maintain revolving credit agreements to support our outstanding commercial paper and to permit short-term borrowing flexibility. Our policy is to maintain bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. The following is a summary of our committed credit available at September 30, 2010.

Committed Credit Available (In millions)

As of September 30, 2010	WGL Holdings	Washington Gas	Total Consolidated

Committed credit agreements

Unsecured revolving credit facility, expires August 3, 2012(a)	$400.0	$300.0	$700.0
Less: Commercial Paper	(57.0)	(43.4)	(100.4)

Net committed credit available	$343.0	$256.6	$599.6

As of September 30, 2009	WGL Holdings	Washington Gas	Total Consolidated

Committed credit agreements

Unsecured revolving credit facility, expires August 3, 2012(a)	$400.0	$300.0	$700.0
Less: Commercial Paper	(59.0)	(124.8)	(183.8)

Net committed credit available	$341.0	$175.2	$516.2

(a)	Both WGL Holdings and Washington Gas have the right to request extensions with the banks’ approval. WGL Holdings’ revolving credit facility permits it to borrow an additional $50 million, with the banks’ approval, for a total of $450 million. Washington Gas’s revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $400 million.

At September 30, 2010 and September 30, 2009, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper supported by revolving credit facilities of $100.4 million and $183.8 million, respectively, at a weighted average interest rate of 0.31% and 0.27%, respectively. At September 30, 2010 and September 30, 2009, there were no outstanding bank loans from WGL Holdings’ or Washington Gas’s revolving credit facilities.

Depending on the type of borrowing option chosen under our revolving credit facilities, loans may bear interest at variable rates based on the Eurodollar rate, the higher of the prime lending rate or the Fed Funds effective rate, or at a competitive rate determined through auction. WGL Holdings and Washington Gas may elect to have the principal balance of the loans outstanding at maturity continue as non-revolving term loans for a period of one year from the maturity date. An additional 0.25% premium would be applied to the pricing of the non-revolving term loans. Facility fees related to these revolving credit facilities for both companies are based on the long-term debt ratings of Washington Gas. In the event the long-term debt of Washington Gas is downgraded below certain levels, WGL Holdings and Washington Gas would be required to pay higher facility fees.

Under the terms of our credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization may not exceed 0.65 to 1.0 (65.0%). In addition, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. Failure to inform the lenders’ agent of changes in these areas deemed material in nature might constitute default under the agreements. Additionally, WGL Holdings’ or Washington Gas’s failure to pay principal or interest when due on any of its other indebtedness may be deemed to be a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At September 30, 2010, we were in compliance with all of the covenants under our revolving credit facilities.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

NOTE 4.	LONG-TERM DEBT

     FIRST MORTGAGE BONDS

The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by Washington Gas, other than a small amount of property that is expressly excluded. Washington Gas had no debt outstanding under the Mortgage at September 30, 2010 and 2009. Any FMBs that may be issued in the future will represent indebtedness of Washington Gas.

     SHELF REGISTRATION

At September 30, 2010, Washington Gas had the capacity under a shelf registration to issue up to $450.0 million of additional MTNs.

     UNSECURED NOTES

Washington Gas issues unsecured MTNs and private placement notes with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance. At September 30, 2010 and 2009, outstanding MTNs and private placement notes were $615.0 million and $639.0 million, respectively. At September 30, 2010 and 2009, the weighted average interest rate on all outstanding MTNs and private placement notes was 6.04% and 5.82%, respectively.

The indenture for the unsecured MTNs and the note purchase agreement for the private placement notes provide that Washington Gas will not issue any FMBs under its Mortgage without securing all MTNs and the subject private placement notes with the Mortgage.

Certain of Washington Gas’s outstanding MTNs and private placement notes have a make-whole call feature that pays the holder a premium based on a spread over the yield to maturity of a U.S. Treasury security having a comparable maturity, when that particular note is called by Washington Gas before its stated maturity date. With the exception of this make-whole call feature, Washington Gas is not required to pay call premiums for calling debt prior to the stated maturity date.

The table below shows MTN and private placement issuances and retirements for the years ended September 30, 2010 and 2009.

MTN and Private Placement Issuances and Retirements

				Nominal
(In millions)	Principal	Interest Rate		Maturity Date

Year Ended September 30, 2010

Issuances:
11/2/2009	$50.0	4.76%		11/1/2019

Total	$50.0

Retirements:
4/6/2010	$4.0	7.50%		4/6/2010
5/12/2010	50.0	1.05	%(a)	8/26/2010
6/21/2010	20.0	7.70%		6/21/2010

Total	$74.0

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

		Interest	Nominal
(In millions)	Principal	Rate	Maturity Date

Year Ended September 30, 2009

Issuances:
12/5/2008	$50.0	7.46%	12/5/2018

Total	$50.0

Retirements:
10/21/2008	$5.0	5.49%	12/21/2008
10/21/2008	20.0	5.49%	10/21/2008
7/9/2009	10.0	6.92%	7/9/2009
7/9/2009	10.0	6.92%	7/9/2009
7/9/2009	10.0	6.92%	7/9/2009
7/9/2009	7.2	6.92%	7/9/2009
7/9/2009	12.8	6.92%	7/9/2009

Total	$75.0

(a)	Floating rate MTN at 80 basis points over the 3-month LIBOR with a call option at 100 percent of par value to redeem the MTNs on or after 2/26/10. Interest rate last reset on February 26, 2010.

     LONG-TERM DEBT MATURITIES

Maturities of long-term debt for each of the next five fiscal years and thereafter as of September 30, 2010 are summarized in the following table.

Long-Term Debt Maturities(a)

(In millions)	MTNs	Other	Total

2011	$30.0	$0.1	$30.1
2012	77.0	0.1	77.1
2013	–	–	–
2014	67.0	–	67.0
2015	20.0	–	20.0
Thereafter	421.0	–	421.0

Total (before project debt financing)	615.0	0.2	615.2
Project debt financing(b)	–	7.8	7.8

Total	615.0	8.0	623.0
Less: current maturities	30.0	0.1	30.1

Total non-current	$585.0	$7.9	$592.9

(a)	Excludes unamortized discounts of $39,000 at September 30, 2010.
(b)	Project debt financing is anticipated to be a non-cash extinguishment. Refer to Note 13—Commitments and Contingencies for a further discussion of this construction project financing.

NOTE 5.	DERIVATIVE AND WEATHER-RELATED INSTRUMENTS

     DERIVATIVE INSTRUMENTS

To the extent that the information below is being disclosed under certain requirements of ASC Topic 815, only information after January 1, 2009 is required to be disclosed. Therefore, only activity for the fiscal years ending 2010 and the nine months ending September 30, 2009 are being disclosed for the income statement.

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

Asset Optimization.  Washington Gas optimizes the value of its long-term natural gas transportation and storage capacity resources during periods when these resources are not being used to physically serve utility customers. Specifically, Washington Gas utilizes its transportation capacity assets to benefit from favorable natural gas prices between different geographic locations and its storage capacity assets to benefit from favorable natural gas prices between different time periods. As part of this asset optimization program, Washington Gas enters into physical and financial derivative transactions in the form of forward, swap and option contracts to lock-in operating margins that Washington Gas will ultimately realize. The derivatives used under this program are subject to mark-to-market accounting treatment.

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

All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas”. Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the fiscal years ended September 30, 2010 and September 30, 2009 were gains of $23.2 million and $12.2 million, respectively, including unrealized gains of $11.9 million and $4.1 million, respectively.

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

     Non-Utility Operations

Our non-regulated retail energy-marketing subsidiary, WGEServices, also enters into certain derivative contracts as part of managing the price risk associated with the sale and purchase of natural gas and electricity to its retail customers. Derivative instruments are recorded at fair value on our consolidated balance sheets. WGEServices does not designate these derivatives as hedges under ASC Topic 815; therefore, changes in the fair value of these derivative instruments are reflected in the earnings of our retail energy-marketing segment. These derivatives may cause significant period-to-period volatility in earnings; however, this volatility will not change the operating margins that WGEServices will ultimately realize from the sales to its customers. Additionally, as part of its operations, CEV enters into derivative instruments for the purpose of optimizing its storage assets as well as managing the transportation and storage assets on behalf of third parties.

     Consolidated Operations

Reflected in the tables below is information for WGL Holdings as well as Washington Gas. The information for WGL Holdings includes derivative instruments for both utility and non-utility operations.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

At September 30, 2010 and September 30, 2009, respectively, the absolute notional amounts of our derivatives are as follows:

Absolute Notional Amounts
of Open Positions on Derivative Instruments

As of September 30, 2010	Notional Amounts

Derivative transactions	WGL Holdings	Washington Gas

Natural Gas (in millions of therms)
Asset Optimization	1,271.1	1,271.1
Retail sales	5.0	–
Other risk-management activities	316.8	123.2
Electricity (in kWhs)
Retail sales	1,417.0	–
Other risk-management activities	13,278.0	–
Interest Rate swaps (notional amount in millions)	$75.0	$75.0

Absolute Notional Amounts
of Open Positions on Derivative Instruments

As of September 30, 2009	Notional Amounts

Derivative transactions	WGL Holdings	Washington Gas

Natural Gas (In million of therms)
Asset Optimization	1,445.9	1,445.9
Retail sales	4.0	–
Other risk-management activities	477.7	301.7
Electricity (In kWhs)
Retail sales	2,057.0	–
Other risk-management activities	6,006.0	–
Interest Rate swaps (notional amount in millions)	$24.0	$24.0

The following tables present the balance sheet classification for all derivative instruments as of September 30, 2010 and 2009.

WGL Holdings, Inc.
Balance Sheet Classification of Derivative Instruments

(In millions)

	Derivative	Derivative	Netting of
As of September 30, 2010	Assets	Liabilities	Collateral	Total

Other current assets	$22.7	$(5.4)	$–	$17.3
Deferred charges and other assets—other	85.1	(51.9)	–	33.2
Other current liabilities(a)	12.2	(67.5)	1.3	(54.0)
Deferred credits—other	0.9	(30.2)	3.3	(26.0)

Total	$120.9	$(155.0)	$4.6	$(29.5)

As of September 30, 2009

Other current assets	$23.6	$(7.8)	$–	$15.8
Deferred charges and other assets—other	13.2	(5.4)	–	7.8
Other current liabilities(b)	5.4	(26.0)	1.4	(19.2)
Deferred credits—other	24.4	(48.0)	3.7	(19.9)

Total	$66.6	$(87.2)	$5.1	$(15.5)

(a)	Includes interest rate swaps of ($11.6) million.
(b)	Includes interest rate swaps of ($0.7) million.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas Light Company
Balance Sheet Classification of Derivative Instruments

(In millions)

	Derivative	Derivative	Netting of
As of September 30, 2010	Assets	Liabilities	Collateral	Total

Other current assets	$12.4	$(5.4)	$–	$7.0
Deferred charges and other assets—other	74.1	(51.9)	–	22.2
Other current liabilities(a)	7.2	(23.7)	–	(16.5)
Deferred credits—other	0.2	(0.5)	–	(0.3)

Total	$93.9	$(81.5)	$–	$12.4

As of September 30, 2009

Other current assets	$19.1	$(7.6)	$–	$11.5
Deferred charges and other assets—other	8.0	(5.4)	–	2.6
Other current liabilities(b)	2.9	(8.5)	–	(5.6)
Deferred credits—other	23.9	(27.5)	–	(3.6)

Total	$53.9	$(49.0)	$–	$4.9

(a)	Includes interest rate swaps of ($11.6) million.
(b)	Includes interest rate swaps of ($0.7) million.

The following table presents all gains and losses associated with derivative instruments for the year ended September 30, 2010.

Gains and Losses on Derivative Instruments
Fiscal Year Ended September 30, 2010

(In millions)	WGL Holdings, Inc.	Washington Gas

Recorded to income
Operating revenues—non-utility	$3.4	$–
Utility cost of gas	20.3	20.3
Non-utility cost of energy-related sales	(42.1)	–
Recorded to regulatory assets/liabilities
Gas costs	5.8	5.8
Other	(12.5)	(12.5)

Total	$(25.1)	$13.6

Since Washington Gas implemented ASC Topic 815 as of January 1, 2009, the following table presents all gains and losses associated with derivative instruments for the nine months ended September 30, 2009.

Gains and Losses on Derivative Instruments
Nine Months Ended September 30, 2009

(In millions)	WGL Holdings, Inc.	Washington Gas

Recorded to income
Operating revenues—non-utility	$(8.7)	$–
Utility cost of gas	0.1	0.1
Non-utility cost of energy-related sales	(19.8)	–
Recorded to regulatory assets/liabilities
Gas costs	(6.6)	(6.6)
Other	(0.4)	(0.4)

Total	$(35.4)	$(6.9)

Certain of Washington Gas’s derivative instruments contain contract provisions that require collateral to be posted if the credit rating of Washington Gas’s debt falls below certain levels. Certain of WGEServices derivative instruments contain contract provisions that require collateral to be posted if the credit rating of WGL Holdings falls below certain levels or if counterparty exposure to

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

WGEServices exceeds a certain level. Due to counterparty exposure levels, at September 30, 2010 and September 30, 2009, WGEServices’ posted $1.1 million and $5.1 million, respectively, of collateral related to its derivative liabilities that contained credit-related contingent features. Washington Gas was not required to post any collateral at September 30, 2010. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required to be posted related to the net fair value of our derivative instruments if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on September 30, 2010 and September 30, 2009, respectively.

Potential Collateral Requirements for Derivative Liabilities
with Credit-risk-Contingent Features

(In millions)	WGL Holdings	Washington Gas

September 30, 2010

Derivative liabilities with credit-risk-contingent features	$111.3	$54.6
Maximum potential collateral requirements	67.5	12.3

September 30, 2009

Derivative liabilities with credit-risk-contingent features	$67.5	$38.9
Maximum potential collateral requirements	29.0	3.1

Neither Washington Gas nor WGEServices enters into derivative contracts for speculative purposes.

     Concentration of Credit Risk

Both Washington Gas and WGEServices are exposed to credit risk associated with agreements with wholesale counterparties that are accounted for as derivative instruments. We have credit policies in place that are designed to mitigate credit risk associated with wholesale counterparties through a requirement for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. For certain counterparties or their guarantors that meet this policy’s credit worthiness criteria, both Washington Gas and WGEServices grant unsecured credit which is continuously monitored. Additionally, our agreements with wholesale counterparties contain netting provisions which allow the receivable and payable exposure related to each counterparty to be offset. At September 30, 2010, three counterparties each represented over 10% of Washington Gas’s credit exposure to wholesale derivative counterparties, for a total credit risk of $26.8 million related to those three counterparties. WGEServices had two counterparties representing over 10% of its credit exposure to wholesale counterparties for a total credit risk of $2.8 million at September 30, 2010.

     WEATHER-RELATED INSTRUMENTS

     Regulated Utility Operations

On September 21, 2009, Washington Gas executed an HDD derivative contract to manage its exposure to variations from normal weather in the District of Columbia during fiscal year 2010. Under this contract, Washington Gas purchased protection against net revenue shortfalls due to warmer-than-normal weather and sold cold weather benefits. During fiscal year 2008, Washington Gas was protected against warmer-than-normal weather in the District of Columbia by a weather insurance policy purchased in fiscal year 2006.

On September 24, 2010, Washington Gas executed heating degree day (HDD) weather derivatives to manage its financial exposure to variations from normal weather in the District of Columbia for fiscal year 2011. Washington Gas purchased protection against net revenue shortfalls due to warmer-than-normal weather and sold cold weather benefits. Washington Gas elects to value all weather derivatives related to fiscal year 2011 at fair value.

To the extent Washington Gas does not elect to value its weather derivatives using the fair value option for weather derivative contracts that include a premium payment, benefits or losses are recognized to the extent actual HDDs are less than or greater than the contracted HDDs. The cost of our weather-related instruments is amortized based on the pattern of normal HDDs over the coverage period. For weather derivative contracts for which we receive a net option premium, we record the receipt as a liability and mark the contract to fair value each period. The expenses or benefits that are derived from our weather-related instruments are not considered in establishing the retail rates of Washington Gas.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

During the fiscal year ended September 30, 2010, Washington Gas recorded a total pre-tax net gain of $1.3 million including premium costs and any fair value adjustments related to its weather derivatives. For fiscal year 2009, Washington Gas recorded a pre-tax loss, net of $3.3 million, including amortization expense, related to its weather derivatives as a result of colder-than-normal weather. For fiscal year 2008, Washington Gas recorded a pre-tax gain, net of premium costs and look-back provision, of $1.1 million, related to its insurance policy as a result of the warmer-than-normal weather. Gains and losses associated with Washington Gas’s weather-related instruments are recorded to “Operation and maintenance” expense.

     Non-Utility Operations

WGEServices utilizes weather-related derivatives for managing the financial effects of weather risks. These derivatives cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts provide for payment to WGEServices of a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. WGEServices recorded pre-tax expenses of $4.1 million related to these derivatives in fiscal year 2010. For fiscal year 2009, WGEServices recorded pre-tax benefit of $1.6 million and amortization expense of $2.4 million related to these derivatives. For fiscal year 2008, WGEServices recorded pre-tax benefit of $1.3 million and amortization expense of $1.6 million related to these derivatives.

NOTE 6.	COMMON STOCK—WGL HOLDINGS

     COMMON STOCK OUTSTANDING

Shares of common stock outstanding were 50,974,992 and 50,143,484 at September 30, 2010 and 2009 respectively.

     COMMON STOCK RESERVES

At September 30, 2010, there were 2,417,704 authorized, but unissued, shares of common stock reserved under the following plans.

Common Stock Reserves
Reserve for:	Number of Shares

Omnibus incentive compensation plan(a)	1,347,814
Dividend reinvestment and common stock purchase plan	425,711
Employee savings plans	637,196
Directors’ stock compensation plan	6,983

Total common stock reserves	2,417,704

(a)	Effective March 1, 2007, WGL Holdings adopted a shareholder-approved Omnibus Incentive Compensation Plan to replace, on a prospective basis, the 1999 Incentive Compensation Plan. Included are shares that may be issued which would reduce the number of shares authorized under the Omnibus Incentive Compensation Plan. These shares include 242,435 shares dedicated to performance shares granted but not vested and 183,085 shares dedicated to stock options issued but not exercised. Refer to Note 11- Stock-Based Compensation for a discussion regarding our stock-based compensation plans.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

NOTE 7.	PREFERRED STOCK

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

Preferred Stock
Preferred		Liquidation Preference
Series	Shares	Per Share		Call Price
Outstanding	Outstanding	Involuntary	Voluntary	Per Share

$4.80	150,000	$100	$101	$101
$4.25	70,600	$100	$105	$105
$5.00	60,000	$100	$102	$102

NOTE 8.	EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive (refer to Note 11—Stock-Based Compensation). The following table reflects the computation of our basic and diluted EPS for the fiscal years ended September 30, 2010, 2009 and 2008.

Basic and Diluted EPS
	Years Ended September 30,

(In thousands, except per share data)	2010	2009	2008

Basic earnings per average common share:
Net income applicable to common stock	$109,885	$120,373	$116,523
Average common shares outstanding—basic	50,538	50,104	49,607

Basic earnings per average common share	$2.17	$2.40	$2.35

Diluted earnings per average common share:
Net income applicable to common stock	$109,885	$120,373	$116,523

Average common shares outstanding—basic	50,538	50,104	49,607
Stock-based compensation plans	227	278	305

Total average common shares outstanding—diluted	50,765	50,382	49,912

Diluted earnings per average common share	$2.16	$2.39	$2.33

NOTE 9.	INCOME TAXES

WGL Holdings files consolidated federal and District of Columbia returns and various state income tax returns. We are no longer subject to income tax examinations by the Internal Revenue Service for years before September 30, 2007. Substantially all state income tax years in major jurisdictions are closed for years before September 30, 2006.

WGL Holdings and each of its subsidiaries also participate in a tax sharing agreement that establishes the method for allocating tax benefits from losses that are utilized on consolidated income tax returns. The consolidated tax is apportioned among the subsidiaries on the separate return method and losses of the parent, WGL Holdings, are allocated to the subsidiaries that have taxable income for the year. In fiscal year 2010, Washington Gas realized $0.2 million of tax savings from this tax sharing agreement that was reflected as a tax benefit on Washington Gas’s Statements of Income. During fiscal years 2009 and 2008, Washington Gas realized

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

$0.5 million and $1.2 million, respectively, of tax savings as a result of this tax sharing agreement. The effect of this allocation of benefits to Washington Gas has no effect on our consolidated financial statements. State income tax returns are filed on a separate company basis in most states where we have operations and/or a requirement to file. For the District of Columbia, we file a consolidated return.

On March 23 and March 30, 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, respectively (collectively the “PPACA”) became law resulting in comprehensive healthcare reform legislation that affect the accounting for employer provided benefits.

Washington Gas provides certain healthcare benefits for active and retired employees (the Plan). Washington Gas is self-insured for the majority of healthcare costs. Because the Plan provides prescription drug benefits equal to or greater than Medicare Part D coverage, Washington Gas qualified for a non-taxable subsidy from the Federal government, which has had the effect of lowering other post retirement employee benefit expense (OPEB) and Washington Gas’s effective tax rate.

Since the year ended September 30, 2004, Washington Gas has reflected the favorable tax benefit (“the Med D tax benefit”) of the non-taxable subsidy in its effective tax rate. Healthcare reform legislation eliminated future Med D tax benefits for the Company’s tax years beginning after September 30, 2013. During the current fiscal year, the Med D tax benefit was recognized through the date of the enactment of the PPACA. The elimination of the Med D tax benefit increased the effective tax rate by 0.7% for the year ended September 30, 2010. Washington Gas expects its future annual effective tax rate to increase over the pre- Healthcare reform rate by approximately 1%. In March 2010, regulatory assets were increased by $41.2 million to reflect the probable recovery of the higher future tax expense from utility customers and an immaterial amount of tax expense was recorded related to the effect of the PPACA on our non-utility business. At September 30, 2010, regulatory assets were increased by an additional $1 million to reflect year end actuarial adjustments to the remaining Med D tax benefit.

The tables below provide the following for WGL Holdings and Washington Gas: (i) the components of income tax expense; (ii) a reconciliation between the statutory federal income tax rate and the effective income tax rate and (iii) the components of accumulated deferred income tax assets and liabilities at September 30, 2010 and 2009.

WGL Holdings, Inc.
Components of Income Tax Expense
	Years Ended September 30,

(In thousands)	2010	2009	2008

INCOME TAX EXPENSE (BENEFIT)
Current:
Federal	$(22,156)	$4,637	$54,683
State	(6,245)	6,142	9,840

Total current	(28,401)	10,779	64,523

Deferred:
Federal
Accelerated depreciation	95,414	46,331	5,574
Other	(12,073)	14,280	(3,823)
State
Accelerated depreciation	23,080	3,880	2,357
Other	(3,524)	2,910	1,755

Total deferred	102,897	67,401	5,863

Amortization of investment tax credits	(940)	(906)	(895)

Total income tax expense	$73,556	$77,274	$69,491

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

WGL Holdings, Inc.
Reconciliation Between the Statutory Federal Income Tax Rate and Effective Tax Rate
	Years Ended September 30,

(In thousands)	2010		2009		2008

Income taxes at statutory federal income tax rate	$64,667	35.00%	$69,638	35.00%	$65,567	35.00%
Increase (decrease) in income taxes resulting from:
Accelerated depreciation less amount deferred	2,200	1.19	2,511	1.26	2,032	1.08
Amortization of investment tax credits	(940)	(0.50)	(906)	(0.46)	(895)	(0.48)
Cost of removal	(648)	(0.35)	(747)	(0.38)	(176)	(0.09)
State income taxes-net of federal benefit	7,768	4.20	8,497	4.27	8,013	4.28
Medicare Part D subsidy	(1,009)	(0.55)	(1,872)	(0.94)	(2,109)	(1.13)
Other items-net	1,518	0.82	153	0.08	(2,941)	(1.57)

Total income tax expense and effective tax rate	$73,556	39.81%	$77,274	38.83%	$69,491	37.09%

WGL Holdings, Inc.
Components of Deferred Income Tax Assets (Liabilities)
	September 30,

(In thousands)	2010		2009

ACCUMULATED DEFERRED INCOME TAXES	Current	Non-current	Current	Non-current

Deferred Income Tax Assets:
Pensions and other post-retirement benefits	$–	$126,605	$–	$123,164
Uncollectible accounts	8,041	–	8,283	–
Inventory overheads	4,652	–	6,648	–
Capital gains/losses-net	1,548	–	1,968	–
Valuation allowance	(1,548)	–	(1,968)	–
Employee compensation and benefits	5,696	31,616	5,256	26,707
Customer advances	–	3,698	–	3,763
Derivatives	9,100	–	1,718	–
Other	790	–	759	464

Total assets	28,279	161,919	22,664	154,098

Deferred Income Tax Liabilities:
Accelerated depreciation and other plant related items	–	429,480	–	332,553
Losses/gains on reacquired debt	–	2,108	–	2,287
Income taxes recoverable through future rates	–	193,384	–	139,733
Deferred gas costs	5,471	4,249	27,819	3,030
Other	–	5,242	–	–

Total liabilities	5,471	634,463	27,819	477,603

Net accumulated deferred income tax assets (liabilities)	$22,808	$(472,544)	$(5,155)	$(323,505)

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas Light Company
Components of Income Tax Expense
	Years Ended September 30,

(In thousands)	2010	2009	2008

INCOME TAX EXPENSE (BENEFIT)
Current:
Federal	$(35,210)	$(4,966)	$45,662
State	(10,198)	2,868	6,379

Total current	(45,408)	(2,098)	52,041

Deferred:
Federal
Accelerated depreciation	95,371	46,018	5,544
Other	(3,843)	15,823	2,314
State
Accelerated depreciation	23,009	3,879	2,357
Other	(1,155)	3,289	3,344

Total deferred	113,382	69,009	13,559

Amortization of investment tax credits	(893)	(893)	(893)

Total income tax expense	$67,081	$66,018	$64,707

Washington Gas Light Company
Reconciliation Between the Statutory Federal Income Tax Rate and Effective Tax Rate
	Years Ended September 30,
(In thousands)	2010		2009		2008
Income taxes at statutory federal income tax rate	$59,300	35.00%	$60,411	35.00%	$62,611	35.00%
Increase (decrease) in income taxes resulting from:
Accelerated depreciation less amount deferred	2,200	1.30	2,511	1.45	2,032	1.13
Amortization of investment tax credits	(893)	(0.53)	(893)	(0.52)	(893)	(0.50)
Cost of removal	(648)	(0.38)	(747)	(0.43)	(176)	(0.10)
State income taxes-net of federal benefit	6,840	4.04	7,010	4.06	7,546	4.22
Consolidated tax sharing allocation	(217)	(0.13)	(534)	(0.31)	(1,196)	(0.67)
Medicare Part D subsidy	(1,003)	(0.59)	(1,865)	(1.08)	(2,101)	(1.17)
Other items-net	1,502	0.88	125	0.07	(3,116)	(1.74)

Total income tax expense and effective tax rate	$67,081	39.59%	$66,018	38.24%	$64,707	36.17%

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas Light Company
Components of Deferred Income Tax Assets (Liabilities)
	September 30,

(In thousands)	2010		2009

ACCUMULATED DEFERRED INCOME TAXES	Current	Non-current	Current	Non-current

Deferred Income Tax Assets:
Pensions and other post-retirement benefits	$–	$125,638	$–	$122,415
Uncollectible accounts	6,590	–	7,339	–
Inventory overheads	4,651	–	6,648	–
Employee compensation and benefits	5,562	24,949	5,165	23,262
Customer advances	–	3,698	–	3,763

Total assets	16,803	154,285	19,152	149,440

Deferred Income Tax Liabilities:
Accelerated depreciation and other plant related items	–	427,488	–	331,824
Losses/gains on reacquired debt	–	2,108	–	2,287
Income taxes recoverable through future rates	–	192,695	–	139,193
Deferred gas costs	5,471	4,249	27,819	3,030
Other	699	5,657	618	27

Total liabilities	6,170	632,197	28,437	476,361

Net accumulated deferred income tax assets (liabilities)	$10,633	$(477,912)	$(9,285)	$(326,921)

In June of 2010, we filed our tax return for the year ended September 30, 2009 which included a change in Washington Gas’s tax accounting method for repair deductions. This change in tax accounting method reduced our current Federal and State taxes payable by approximately $85 million. We filed federal carry back claims and amended returns for prior years primarily related to this issue, applied a portion of the proceeds to the current year tax liability, and requested refunds of approximately $59 million which were received in July of 2010.

The following table summarizes the change in unrecognized tax benefits during fiscal year 2010 and our total unrecognized tax benefits at September 30, 2010 under the provisions of FIN 48 (now part of ASC Topic 740, Income Taxes):

Unrecognized Tax Benefits

(In thousands)

Total unrecognized tax benefits, October 1, 2009	$–
Increases in tax positions related to the current year	23,185

Total unrecognized tax benefits, September 30, 2010	$23,185

During the year our uncertain tax positions increased by approximately $23 million relating to current year tax positions, primarily the change in tax accounting for repairs. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to Washington Gas’s uncertain tax positions will significantly increase or decrease in the next 12 months because Washington Gas is currently under audit by the IRS with respect to the tax year related to its change in accounting method for repairs. At this time an estimate of the range of reasonably possible outcomes cannot be determined.

Washington Gas recognizes any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. During the fiscal year ended September 30, 2010, we accrued $210,000 in expense for interest on uncertain tax positions. We did not have any amounts of interest and penalties related to uncertain tax positions accrued as of September 30, 2009 and as of September 30, 2008.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

NOTE 10.	PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Washington Gas maintains a qualified, trusteed, non-contributory defined benefit pension plan (qualified pension plan) covering substantially all active and vested former employees of Washington Gas. The non-contributory defined benefit pension plan is closed to all employees hired on or after January 1, 2010. Employees hired on or after January 1, 2009 who are covered under collective bargaining agreements with the International Brotherhood of Teamsters Local 96 and the Office and Professional employees International Union (“OPEIU”) Local 2 are not eligible to participate in the qualified pension plan. Employees hired on or after January 1, 2010 and are covered under the collective bargaining agreement with the International Brotherhood of Electrical Workers Union (“IBEW”) Local 1900 are not eligible to participate in the qualified pension plan. Management employees hired on or after July 1, 2009 are not eligible to participate in the qualified pension plan. In addition, beginning January 1, 2010, 65 management employees elected to cease accruing additional benefits in the qualified pension plan. Their pension benefit is frozen based on the years of service accrued and salary as of December 31, 2009. However, their years of service continue to accrue for eligibility for early retirement.

Executive officers of Washington Gas also participate in a non-funded defined benefit supplemental executive retirement plan (DB SERP), a non-qualified pension plan. A rabbi trust has been established for the potential future funding of the DB SERP liability. The DB SERP was closed to new entrants beginning January 1, 2010 and instead, executive officers are eligible to participate in a new non-funded defined contribution SERP (DC SERP).

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

On September 29, 2008, Washington Gas announced changes to post-retirement medical benefits to increase the sharing of costs with retirees who elect medical coverage. This amendment reduced Washington Gas’s post-retirement benefit obligation by $43.8 million at September 30, 2008, and became effective January 1, 2010.

Certain of our subsidiaries offer defined-contribution savings plans to all eligible employees. These plans allow participants to defer on a pre-tax or after-tax basis, a portion of their salaries for investment in various alternatives. We make matching contributions to the amounts contributed by employees in accordance with the specific plan provisions. Total matching contributions to the plans were $3.5 million, $3.4 million and $3.0 million during fiscal years 2010, 2009 and 2008, respectively. All employees not participating in the qualified pension plan receive an employer provided supplemental contribution ranging from 4-6% depending on years of service. Total supplemental contributions to the plans were $0.2 million during fiscal year 2010.

Almost all costs associated with Washington Gas’s defined benefit post-retirement plans have historically been, and will continue to be, recovered through Washington Gas’s rates. Therefore, in accordance with ASC Topic 980 and ASC Topic 715, Washington Gas established a regulatory asset/liability for the substantial majority of the unrecognized costs/income associated with its defined benefit post-retirement plans. To the extent these amounts were recovered through Washington Gas’s rates, they were recorded directly to “Accumulated other comprehensive loss, net of taxes.”

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

     OBLIGATIONS AND ASSETS

Washington Gas uses a measurement date of September 30 for its pension, and retiree healthcare and life insurance benefit plans. The following table provides certain information about Washington Gas’s post-retirement benefits:

Post-Retirement Benefits
			Health and Life
(In millions)	Pension Benefits		Benefits

Year Ended September 30,	2010	2009	2010	2009

Change in projected benefit obligation
Benefit obligation at beginning of year	$678.1	$590.5	$399.3	$343.9
Service cost	9.8	8.4	6.6	5.1
Interest cost	42.3	42.7	25.3	25.0
Settlements	(7.9)	–	–	–
Change in plan benefits	–	1.7	1.2	–
Actuarial loss	92.3	76.4	29.0	43.7
Retiree contributions	–	–	2.1	1.0
Medicare Part D reimbursements	–	–	0.8	0.7
Benefits paid	(41.0)	(41.6)	(22.1)	(20.1)

Projected benefit obligation at end of year	$773.6	$678.1	$442.2	$399.3

Change in plan assets
Fair value of plan assets at beginning of year	$550.0	$588.2	$248.3	$241.9
Actual return on plan assets	53.4	3.4	22.5	9.1
Settlements	(7.9)	–	–	–
Company contributions	39.6	2.4	19.2	15.7
Retiree contributions	–	–	2.1	1.0
Medicare Part D reimbursements	–	–	0.8	0.7
Expenses	(2.2)	(2.4)	–	–
Benefits paid	(41.0)	(41.6)	(22.1)	(20.1)

Fair value of plan assets at end of year	$591.9	$550.0	$270.8	$248.3

Funded status at end of year	(181.7)	(128.1)	(171.4)	(151.0)

Total amounts recognized on balance sheet
Current liability	(3.1)	(10.2)	–	–
Accrued benefit liability	(178.6)	(117.9)	(171.4)	(151.0)

Total recognized	(181.7)	(128.1)	(171.4)	(151.0)

The projected benefit obligation (PBO) and accumulated benefit obligation (ABO) for the qualified pension plan was $732.2 million and $693.9 million, respectively, as of September 30, 2010, and $637.2 million and $603.9 million, respectively, at September 30, 2009. The PBO and ABO for the non-funded DB SERP was $41.4 million and $33.8 million, respectively, as of September 30, 2010, and $40.9 million and $35.8 million, respectively, as of September 30, 2009. The DB SERP, included in pension benefits in the table above, has no assets.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

     AMOUNTS RECOGNIZED IN REGULATORY ASSETS/LIABILITIES AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides amounts recorded to regulatory assets, regulatory liabilities and accumulated other comprehensive loss at September 30, 2010 and 2009:

Unrecognized Costs/Income Recorded on the Balance Sheet
(In millions)	Pension Benefits		Health and Life Benefits

September 30,	2010	2009	2010	2009

Unrecognized actuarial net loss	$255.2	$175.9	$186.4	170.2
Unrecognized prior service cost (credit)	4.3	5.3	(34.2)	(39.4)
Unrecognized transition obligation	–	–	3.2	4.3

Total	$259.5	$181.2	$155.4	135.1

Regulatory asset	249.1	173.5	168.6	106.7
Deferred income tax benefit (liability)	–	–	(17.6)	25.0
Accumulated other comprehensive loss (pre-tax)(a)	10.4	7.7	4.4	3.4

Total	$259.5	$181.2	$155.4	135.1

(a)	The total amount of accumulated other comprehensive loss recorded on our balance sheets at September 30, 2010 and 2009 is net of an income tax benefit of $6.3 million and $4.7 million, respectively.

The following table provides amounts that are included in regulatory assets/liabilities and accumulated other comprehensive loss associated with our unrecognized pension and other post-retirement benefit costs that were recognized as components of net periodic benefit cost during fiscal year 2010.

Amounts Recognized During Fiscal Year 2010
			Accumulated other
	Regulatory assets/liabilities		comprehensive loss

		Health and		Health and
(In millions)	Pension Benefits	Life Benefits	Pension Benefits	Life Benefits

Actuarial net loss	$6.5	$8.6	$1.2	$0.2
Prior service cost (credit)	1.1	(3.9)	–	(0.1)
Transition obligation	–	0.8	–	0.2

Total	$7.6	$5.5	$1.2	$0.3

The following table provides amounts that are included in regulatory assets/liabilities and accumulated other comprehensive loss associated with our unrecognized pension and other post-retirement benefit costs that are expected to be recognized as components of net periodic benefit cost during fiscal year 2011.

Amounts to be Recognized During Fiscal Year 2011
			Accumulated other
	Regulatory assets/liabilities		comprehensive loss

		Health and		Health and
(In millions)	Pension Benefits	Life Benefits	Pension Benefits	Life Benefits

Actuarial net loss	$13.8	$10.6	$0.6	$0.3
Prior service cost (credit)	1.1	(3.8)	–	(0.1)
Transition obligation	–	0.8	–	0.2

Total	$14.9	$7.6	$0.6	$0.4

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The significant increase in the actuarial net loss for pension benefits to be recognized in fiscal year 2011 when compared to fiscal year 2010 is primarily due to the amortization of unrecognized actuarial net losses associated with depreciated asset values and a decrease in the discount rate for our qualified pension plan.

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

     NET PERIOD BENEFIT COST

The components of the net periodic benefit costs (income) for fiscal years 2010, 2009 and 2008 related to pension and other postretirement benefits were as follows:

Components of Net Periodic Benefit Costs (Income)
(In millions)	Pension Benefits			Health and Life Benefits

Year Ended September 30,	2010	2009	2008	2010	2009	2008

Service cost	$9.8	$8.4	$9.8	$6.6	$5.1	$8.8
Interest cost	42.3	42.7	39.7	25.3	25.0	25.0
Expected return on plan assets	(46.0)	(51.5)	(52.9)	(18.4)	(17.9)	(17.4)
Recognized prior service cost	1.1	1.7	1.7	(4.0)	(4.0)	–
Recognized actuarial loss	4.2	0.4	1.0	8.8	4.9	7.9
Amortization of transition obligation	–	–	–	1.0	1.1	1.2
Settlement charge	3.5	–	–	–	–	–

Net periodic benefit cost (income)	14.9	1.7	(0.7)	19.3	14.2	25.5

Amount allocated to construction projects	(1.0)	0.2	0.4	(3.0)	(2.3)	(3.4)
Amount deferred as regulatory asset (liability)-net	(5.3)	(3.9)	(3.5)	2.0	2.8	1.5

Amount charged (credited) to expense	$8.6	$(2.0)	$(3.8)	$18.3	$14.7	$23.6

Amounts included in the line item “Amount deferred as regulatory asset/liability-net,” represent the difference between the cost of the applicable pension benefits and the health and life benefits and the amount that Washington Gas is permitted to recover in rates that it charges to customers in the District of Columbia.

     ASSUMPTIONS

The weighted average assumptions used to determine net periodic benefit obligations and net periodic benefit costs were as follows:

Benefit Obligations Assumptions
			Health and Life
	Pension Benefits		Benefits

September 30,	2010	2009	2010	2009

Discount rate(a)	5.50%	6.50%	5.75%	6.50%
Rate of compensation increase	3.25%	3.00%	3.25%	3.00%

(a)	The decrease in the discount rate at September 30, 2010 compared to 2009 primarily reflects the decrease in long-term interest rates.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Net Periodic Benefit Cost Assumptions
	Pension Benefits			Health and Life Benefits

Years Ended September 30,	2010	2009	2008	2010	2009	2008

Discount rate(a)	6.50%	7.50%	6.00%	6.50%	7.50%	6.00%
Expected long-term return on plan assets(b)	7.75%	8.25%	8.25%	7.75%	7.25%	7.25%
Rate of compensation increase(c)	3.00%	4.00%	4.00%	3.00%	4.00%	4.00%

(a)	The decrease in the discount rate in 2010 from 2009 primarily reflects the decrease in long-term interest rates.
(b)	For health and life benefits, the expected returns for certain funds may be lower due to certain portions of income that are subject to an assumed income tax rate of 41.5%.

(c)	The decrease in the rate of compensation increase in 2010 from 2009 primarily reflects the decrease in inflation rates.

Washington Gas determines the expected long-term rate of return on plan assets by averaging the expected earnings for the target asset portfolio. In developing the expected rate of return assumption, Washington Gas evaluates an analysis of historical actual performance and long-term return projections, which gives consideration to our asset mix and anticipated length of obligation of our plan.

Washington Gas assumed the healthcare cost trend rates related to the accumulated post-retirement benefit obligation for Medicare and non-Medicare eligible retirees to be 8.0% for fiscal year 2010 and 9.0% for fiscal year 2009. Washington Gas expects these rates to decrease gradually to 5.0% in 2013 and remain at those levels thereafter.

The assumed healthcare trend rate has a significant effect on the amounts reported for the healthcare plans. A one percentage-point change in the assumed healthcare trend rate would have the following effects:

Healthcare Trends
	One	One
	Percentage-Point	Percentage-Point
(In millions)	Increase	Decrease

Increase (decrease) total service and interest cost components	$5.4	$(4.3)
Increase (decrease) post-retirement benefit obligation	$62.0	$(50.5)

     INVESTMENT POLICIES AND STRATEGIES

The investment objective of the qualified pension and the health and life insurance benefit plans (collectively known as the “Plans”) is to allocate each of the Plans’ assets to appropriate investment asset classes (asset categories) so that the benefit obligations of each of the Plans are adequately funded in a manner that is consistent with the Plans’ and Washington Gas’ tolerance for risk.

In order to best achieve the investment objective for each of the Plans, strategic asset allocation targets and ranges are established which control exposure to selected investment asset classes. Asset liability modeling (ALM) studies simulate the benefits and risks of several selected potential strategic asset allocation mixes over a long time horizon based on underlying assumptions concerning the expected return, volatility and correlation characteristics of the selected asset classes. ALM studies based on a ten-year planning horizon were conducted for each of the Plans by an investment consultant during 2008. The ALM studies simulated contributions, pension expense, PBO funded status, and the downside Value at Risk metrics over a ten-year planning time horizon. An important outcome of the ALM studies was the decision to migrate the management of fixed income assets for each of the Plans from an intermediate duration strategy to a long duration strategy. The adoption of the long duration strategy results in a better matching of asset and liability durations and reduced volatility of funded status for each of the Plans. Implementation of the long duration strategy occurred during fiscal year 2010 for the qualified pension plan and is expected to occur in fiscal year 2011 for the health and life insurance benefit plans.

For the qualified pension plan, Washington Gas’s funding policy is to contribute an amount sufficient to satisfy the minimum annual funding requirements under the Pension Protection Act. Any contributions above the minimum annual funding requirements would be limited to amounts that are deductible under appropriate tax law. For the two health and life insurance benefit plans, Washington Gas’s funding policy is to contribute the amounts that are collected from ratepayers.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Except for their concentration in U.S. based investments, the Plans have no significant risk concentrations related to any entity, industry, country, commodity, or investment fund.

For the qualified pension plan trust, the target asset allocations are 37% U.S. Large-Cap Equities, 5% U.S. Small/Mid-Cap Equities, 8% International Equities, 5% Real Estate, and 45% Fixed Income.

For healthcare and life insurance benefits for retired employees, Washington Gas’s portion of the benefits is funded through two trusts: (i) the Washington Gas Light Company Postretirement Benefit Master Trust for Retired Previously Union-Eligible Employees and (ii) the Postretirement Benefit Master Trust for Retired Management Employees. The target asset allocations for the healthcare and life insurance benefit trust for retired union-eligible employees are 50% U.S. Large-Cap Equities, and 50% Fixed Income. The target asset allocations for the healthcare and life insurance benefit trust for retired management employees are 50% U.S. Large-Cap Equities, and 50% Fixed Income and Cash.

Actual asset allocations are reviewed monthly. As of September 30, 2010, actual asset class allocations were allowed to range within plus or minus 5% of the asset class target allocations. Assets are generally rebalanced to target allocations when actual asset allocations fall below or rise above the allowed minimum and maximum allocations, respectively.

The total portfolios of the qualified pension and the healthcare and life insurance plans comprise separately managed accounts and other investment vehicles such as commingled funds or exchange traded funds.

U.S. and international equity assets are diversified across sectors, industries and investment styles. Fixed income assets are diversified across U.S. dollar denominated government and investment grade corporate debt instruments. The qualified pension plan does and may continue to have a moderate exposure to debt securities issued in international developed and emerging market countries. Real estate is diversified geographically across the U.S. by property type.

The qualified pension plan’s investment policy allows the use of futures, options, swaps and other derivatives for purposes of reducing portfolio risk and as a lower cost method for gaining market exposure than could otherwise be obtained without derivatives. The qualified pension plan’s investment policy prohibits investments in Washington Gas or WGL Holdings securities. The prohibition applies to the qualified pension plan’s separately managed portfolios but does not apply to any commingled fund investments.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The following tables present the fair value of plan assets for pension and retiree healthcare and life insurance benefit plans by asset category as of September 30, 2010:

Pension Plan Assets

					% of
(In millions)	Level 1	Level 2	Level 3	Total	Total

Cash and Cash Equivalents	$0.2	$–	$–	$0.2	–%
Equity Securities
U.S. Small Cap	30.5	–	–	30.5	5.2
Preferred Securities	–	0.2	–	0.2	–
Fixed Income Securities
U.S. Treasuries	–	76.1	–	76.1	12.9
U.S. Corporate Debt	–	74.1	–	74.1	12.5
U.S. Agency Obligations and Government Sponsored Entities	–	17.8	–	17.8	3.0
Asset-Backed Securities and Collateralized Mortgage Obligations	–	5.9	–	5.9	1.0
Municipalities	–	5.4	–	5.4	0.9
Non-U.S. Corporate Debt	–	2.9	–	2.9	0.5
Other(a)	–	1.2	–	1.2	0.2
Mutual Funds(b)	24.9	40.2	–	65.1	11.0
Commingled Funds and Pooled Separate Accounts(c)	–	301.6	9.2	310.8	52.6
Derivatives
Interest Rate Swaps(d)	–	–	–	–	–
Repurchase Agreements(e)	–	2.5	–	2.5	0.4
Futures Contracts(f)	–	0.1	–	0.1	–

Total fair value of plan investments	$55.6	$528.0	$9.2	$592.8	100.2%

Receivable (payable)				(0.9)	(0.2)

Total plan assets at fair value				$591.9	100.0%

(a)	This category includes several Yankee bonds and non-U.S. government bonds.
(b)	Investments in mutual funds consist of approximately 62% corporate debt in the banking and finance, industrials, and utilities sectors and 38% equity securities of non-U.S. companies located in the countries comprising the Morgan Stanley Capital International EAFE Index, plus Canada.

(c)	Investments in commingled funds and pooled separate accounts consist of approximately 70% common stock of large-cap U.S. companies; 14% short-term money market investments; 10% equity securities of non-U.S. companies; and 6% non-residential income producing properties located in the United States.

(d)	The total fair value of interest rate swaps is classified as Level 2 and rounds to less than $0.1 million for reporting purposes.

(e)	This category includes Treasury Bills with a pre-commitment from the counterparty to repurchase the same securities on the next business day at an agreed-upon price.
(f)	This category includes a long-term U.S. Treasury interest rate futures contract.

Healthcare and Life Insurance Plan Assets

					% of
(In millions)	Level 1	Level 2	Level 3	Total	Total

Fixed Income Securities
U.S Agency Obligations	$–	$51.4	$–	$51.4	19.0%
U.S. Treasuries	–	42.2	–	42.2	15.6
U.S. Corporate Debt	–	29.7	–	29.7	11.0
Asset-Backed Securities	–	4.6	–	4.6	1.7
Municipalities	–	0.6	–	0.6	0.2
Non-U.S. Corporate Debt	–	0.9	–	0.9	0.3
Mutual Funds(a)	133.7	7.8	–	141.5	52.2

Total fair value of plan investments	$133.7	$137.2	$–	$270.9	100.0%

Receivable (payable)				(0.1)	(0.0)

Total plan assets at fair value				$270.8	100.0%

(a)	Investments in mutual funds consist of approximately 94% equity securities that track the S&P 500 Index and 6% U.S. Treasury obligations.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Valuation Methods

Equity securities are traded on a securities exchange and are valued at the closing quoted market price as of the balance sheet date.

Mutual funds are valued at the quoted net asset value (NAV) per share, which is computed as of the close of business on the balance sheet date. Mutual funds with a publicly quoted NAV per share are classified as Level 1; mutual funds with a NAV per share that is not made publicly available are classified as Level 2.

Commingled funds and pooled separate accounts are valued at the quoted NAV per unit, computed as of the close of business on the balance sheet date.

Fixed income securities are valued using pricing models that consider various observable inputs such as benchmark yields, reported trades, broker quotes and issuer spreads to determine fair value.

The qualified pension plan engages in repurchase transactions. Generally, in accordance with the terms of a repurchase agreement, the qualified pension plan takes possession of Treasury Bills in exchange for cash and the counterparty is obligated to repurchase, and the qualified pension plan to resell, the same securities at an agreed-upon price and time. The repurchase agreements have a one-day maturity and a fair value equal to the qualified pension plan’s cash outlay at the time the agreement is executed.

The following table summarizes the changes in the fair value of the Level 3 assets for the fiscal year ended September 30, 2010:

(In millions)

Balance at September 30, 2009	$8.5
Actual return on plan assets:
Assets still held at year end	0.7

Balance at September 30, 2010	$9.2

     BENEFIT CONTRIBUTION

During fiscal year 2010, Washington Gas contributed $30.0 million and paid $9.6 million to its qualified pension plan and non-funded DB SERP, respectively. During fiscal year 2011, Washington Gas expects to make contributions totaling $20.5 million and $3.1 million to its qualified pension plan and non-funded DB SERP, respectively. Washington Gas expects to contribute $22.0 million to its health and life insurance benefit plans during fiscal year 2011. The significant decrease in contributions for the non-funded DB SERP in fiscal year 2011 compared to fiscal year 2010 is due to settlements in the current year resulting from the retirement of certain executive officers, including the chairman and chief executive officer.

     EXPECTED BENEFIT PAYMENTS

Expected benefit payments, including benefits attributable to estimated future employee service, which are expected to be paid over the next ten years are as follows:

Expected Benefit Payments

	Pension	Health and Life
(In millions)	Benefits	Benefits

2011	$46.0	$20.7
2012	47.2	22.2
2013	48.6	23.5
2014	50.3	24.7
2015	51.4	25.6
2016—2020	271.7	141.0

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

     MEDICARE SUBSIDY RECEIPTS

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

Medicare Subsidy Receipts

Health and Life
(In millions)	Benefits

2011	$1.4
2012	1.5
2013	1.7
2014	1.8
2015	2.0
2016–2020	12.0

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

NOTE 11.	STOCK-BASED COMPENSATION

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

During the fiscal year ended September 30, 2010, we granted performance shares and performance units under the Omnibus Plan; however, we did not issue any stock options. As of September 30, 2010, there are prior years’ stock option grants outstanding with an exercise price at the market value of our common stock on the date of the grant.

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

For the years ended September 30, 2010, 2009 and 2008, we recognized stock-based compensation expense related to our performance shares, performance units and stock options of $6.8 million, $4.2 million and $4.6 million, net of related income tax benefits of $2.7 million, $1.7 and $1.8 million, respectively.

As of September 30, 2010, there was $5.5 million of total unrecognized compensation expense related to stock-based awards granted. Performance shares and performance units comprised $2.7 million and $2.8 million of total unrecognized compensation expense, respectively. The total unrecognized compensation expense is expected to be recognized over a weighted average period of 1.7 years for performance shares and performance units. As of September 30, 2009, there was $5.1 million of total unrecognized compensation expense related to stock-based awards granted. Performance shares and performance units comprised $2.2 million and $2.9 million of total unrecognized compensation expense, respectively. For the years ended September 30, 2010 and 2009, there was no unrecognized compensation expense related to stock options. As of September 30, 2008, there was $5.2 million of total unrecognized compensation expense related to share-based awards granted. Performance shares, performance units and stock options comprised $3.1 million, $1.8 million and $0.3 million of total unrecognized compensation expense, respectively. During the fiscal years ended September 30, 2010, 2009 and 2008, we paid $2.1 million, $1.0 million and $1.1 million, respectively, for income taxes withheld in connection with the settlement of share-based awards.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

     Performance Shares

The following table summarizes information regarding performance share activity during the fiscal year ended September 30, 2010.

Performance Share Activity
	Year Ended
	September 30, 2010

		Weighted
		Average
	Number of	Grant-Date
	Shares(a)	Fair Value

Non-vested and outstanding, beginning of year	277,896	$32.13
Granted	97,444	$34.13
Vested	(91,171)	$29.68
Cancelled/forfeited	(41,734)	$33.37

Non-vested and outstanding, end of year	242,435	$33.64

(a)	The number of common shares issued related to performance shares may range from zero to 200 percent of the number of shares shown in the table above based on our achievement of performance goals for total shareholder return relative to a selected peer group of companies

The number of forfeited shares increased significantly in fiscal year 2010 after the retirement of certain executive officers, including the chairman and chief executive officer.

The total intrinsic value of performance shares vested during the years ended September 30, 2010, 2009 and 2008 was $5.9 million, $2.8 million and $3.2 million, respectively. Performance shares non-vested and outstanding at September 30, 2010 had a weighted average remaining contractual term of one year.

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

Fair Value Assumptions

Years Ended September 30,	2010	2009	2008

Expected stock-price volatility	29.80%	21.40%	17.70%
Dividend yield	4.44%	4.38%	4.00%
Risk-free interest rate	2.72%	2.27%	4.00%
Weighted average fair value of performance shares granted during the year	$34.13	$32.71	$34.01

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
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The following table summarizes information regarding performance unit activity during the fiscal year ended September 30, 2010.

Performance Unit Activity
Year Ended
September 30, 2010

Number of Units

Non-vested and outstanding, beginning of year	6,187,013
Granted	3,229,359
Cancelled/forfeited	(1,384,563)

Non-vested and outstanding, end of year	8,031,809

The number of forfeited units increased significantly in fiscal year 2010 after the retirement of certain executive officers, including the chairman and chief executive officer.

The total fair value of our performance units outstanding at September 30, 2010 for the units expected to vest was $11.0 million. As of September 30, 2010, 2009 and 2008, we recorded a liability of $7.2 million, $2.9 million and $0.9 million, respectively, related to our performance units. This liability is recorded in “Deferred credits—other”.

We estimated the fair value of performance units using a Monte Carlo simulation model. The following table provides the year-end assumptions used to value our performance units:

Fair Value Assumptions
September 30,	2010

	10/1/2009 Grant	10/1/2008 Grant

Expected stock-price volatility	30.8%	17.8%

Expected stock-price volatility is based on the daily historical volatility of our common shares for a period equal to the remaining term of the performance units.

     Stock Options

The following table summarizes information regarding stock option activity during the fiscal year ended September 30, 2010.

Stock Option Activity

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic Value
	Options	Price	Term (In years)	(In thousands)

Outstanding at September 30, 2009	846,207	$30.74	5.77	$2,035
Exercised	(663,122)	30.52	–	–

Outstanding at September 30, 2010	183,085	$31.50	5.49	$1,149

Exercisable at September 30, 2010	183,085	$31.50	5.49	$1,149

We received $20.2 million, $4.7 million and $14.1 million related to the exercise of stock options during the years ended September 30, 2010, 2009 and 2008, respectively. The related tax benefits realized for the fiscal years ended September 30, 2010, 2009 and 2008 were $1.2 million, $0.4 million and $1.8 million, respectively.

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

     STOCK GRANTS TO DIRECTORS

Non-employee directors receive a portion of their annual retainer fee in the form of common stock through the Directors’ Stock Compensation Plan. Up to 120,000 shares of common stock may be awarded under the plan. Shares granted to directors totaled 12,600 for each of the fiscal years 2010, 2009 and 2008. For those years, the fair value of the stock on the grant dates was $33.82, $32.77, and $32.55, respectively. Shares awarded to the participants; (i) vest immediately and cannot be forfeited; (ii) may be sold or transferred and (iii) have voting and dividend rights. For the years ended September 30, 2010, 2009 and 2008, WGL Holdings recognized stock-based compensation expense related to these stock grants of $426,000, $413,000, and $410,000, respectively, net of related income tax benefits of $154,000, $148,000, and $148,000, respectively.

NOTE 12.	ENVIRONMENTAL MATTERS

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

At one of the former MGP sites, studies show the presence of coal tar under the site and an adjoining property. Washington Gas has taken steps to control the movement of contaminants into an adjacent river by installing a water treatment system that removes and treats contaminated groundwater at the site. Washington Gas received approval from governmental authorities for a comprehensive remediation plan for the majority of the site that permits commercial development of Washington Gas’s property. Washington Gas entered into an agreement with a national developer for the development of this site in phases. The first two phases have been completed, with Washington Gas retaining a ground lease on each phase. A Record of Decision for that portion of the site not owned by Washington Gas was issued in August, 2006. Negotiations on a consent agreement regarding remediation of that property were postponed when the site was transferred in late 2007 to a new governmental owner and the governmental entities involved agreed to review how the transfer impacts the Record of Decision. On September 21, 2006, governmental authorities notified Washington Gas of their desire to have the utility investigate and remediate river sediments in the area directly in front of the former MGP site. By letter dated November 9, 2010, the federal government sent to Washington Gas a draft Statement of Work and draft Consent Decree that will form the basis for further discussions between Washington Gas and the

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

involved governmental entities about the resolution of environmental concerns at the site. Such discussions will occur over the next few months. Accordingly, we cannot estimate at this time the potential future costs of such investigation and remediation.

At a second former MGP site and on an adjacent parcel of land, Washington Gas developed a “monitoring-only” remediation plan for the site. This remediation plan received approval under a state voluntary closure program.

At the remaining eight sites, either the appropriate remediation is being undertaken, or no remediation should be necessary. We do not expect that the ultimate impact of these matters will have a material adverse effect on our financial position, cash flows, capital expenditures, earnings or competitive position.

At both September 30, 2010 and 2009, Washington Gas recorded a liability of $6.9 million on an undiscounted basis related to future environmental response costs, which included the estimated costs for the ten MGP sites. These estimates principally include the minimum liabilities associated with a range of environmental response costs expected to be incurred at the sites identified. At September 30, 2010 and 2009, Washington Gas estimated the maximum liability associated with all of its sites to be approximately $14.3 million and $13.5 million, respectively. The estimates were determined by Washington Gas’s environmental experts, based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. Variations within the range of estimated liability result primarily from differences in the number of years that will be required to perform environmental response processes at each site and the extent of remediation that may be required.

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

At September 30, 2010 and 2009, Washington Gas reported a regulatory asset of $2.9 million and $2.8 million, respectively, for the portion of environmental response costs that are expected to be recoverable in future rates. Washington Gas does not expect that the ultimate impact of these matters will have a material adverse effect on its financial statements.

NOTE 13.	COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

Minimum future rental payments under operating leases over the next five years and thereafter are as follows:

Minimum Payments Under Operating Leases
(In millions)
2011	$5.2
2012	5.3
2013	4.9
2014	4.9
2015	4.8
Thereafter	11.2

Total	$36.3

Rent expense totaled $4.4 million, $4.7 million and $4.9 million in fiscal years ended September 30, 2010, 2009 and 2008, respectively.

     REGULATED UTILITY OPERATIONS

Natural Gas Contracts—Minimum Commitments

At September 30, 2010, Washington Gas had service agreements with four pipeline companies that provide direct service for firm transportation and/or storage services. These agreements, which have expiration dates ranging from fiscal years 2011 to 2029, require Washington Gas to pay fixed charges each month. Additionally, Washington Gas had agreements for other pipeline and peaking services with expiration dates ranging from 2011 to 2027. These agreements were entered into based on current estimates of

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

growth of the Washington Gas system, together with other factors, such as current expectations of the timing and extent of unbundling initiatives in the Washington Gas service territory.

The following table summarizes the minimum contractual payments that Washington Gas will make under its pipeline transportation, storage and peaking contracts during the next five fiscal years and thereafter.

Washington Gas Contract Minimums

(In millions)	Pipeline Contracts

2011	$156.1
2012	156.7
2013	159.0
2014	168.9
2015	176.6
Thereafter	1,379.7

Total	$2,197.0

Not included in the table above are short-term minimum commitments of $86.9 million to purchase natural gas in fiscal year 2011 at prices based on market conditions at the time the natural gas is purchased. These commitments relate to purchases of natural gas to serve utility customers. Additionally, excluded from the table above are purchases under our asset optimization program totaling 405.5 million therms from 2011-2017, which are mostly offset by matching sales contracts of 416.7 million therms over that same period. Contracts under our asset optimization program are accounted for as derivatives (refer to Note 1—Accounting Policies for a description of our asset optimization program and Note 5—Derivative and Weather-Related Instruments for a discussion of our derivative instruments).

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

On October 28, 2009, the PSC of DC held a public interest hearing. On December 16, 2009, the PSC of DC issued a final order approving the settlement agreement, including recovery of hexane commodity costs, provided the parties agree to change the September 30, 2009 date to the effective date of the newly approved tariffs. The parties filed the modified language consistent with the final order. Pursuant to the final order, Washington Gas established a regulatory asset by reversing hexane costs previously expensed of $700,000 into income.

As of September 30, 2010, Washington Gas has incurred cumulative total hexane costs of $2.6 million related to the District of Columbia of which approximately $1.1 million has been recovered and $1.5 million has been deferred as a regulatory asset. On November 4, 2010, the PSC of DC issued an order approving Washington Gas’s proposed tariffs for collecting the deferred cost of hexane. Washington Gas will begin billing the deferred hexane costs over a two-year period beginning in December, 2010.

Revenue Normalization Adjustment.  On December 21, 2009, Washington Gas filed a revised tariff application seeking approval of an RNA, a sales adjustment mechanism that decouples Washington Gas’s non-gas revenues from actual delivered volumes of gas. On December 22, 2009, the DC OPC filed a motion requesting that the PSC of DC establish public hearing procedures to examine the merits of Washington Gas’s RNA application. Washington Gas filed an opposition to the DC OPC’s motion on January 4, 2010. The PSC of DC issued an order on January 19, 2010 granting the DC OPC’s motion for evidentiary hearing and initiated an evidentiary proceeding to consider issues surrounding Washington Gas’s tariff application. On April 2, 2010, the PSC of DC issued an order designating issues to be addressed and establishing a procedural schedule for the case. Washington Gas filed supplemental testimony on April 13, 2010. The DC OPC, the District of Columbia Office of the Environment (DC Government) and the Apartment and Office Building Association of Metropolitan Washington (AOBA) filed direct testimony on May 17, 2010. Washington Gas filed rebuttal testimony on June 29, 2010. Evidentiary hearings were held on July 27-29, 2010. Initial briefs were filed on August 13, 2010, and reply briefs were submitted on August 26, 2010. A Commission decision is pending.

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

A hearing was held March 27, 2009 on Washington Gas’s purchased gas charges for the twelve month period ended August 31, 2008. No party challenged Washington Gas’s gas costs incurred during the period, but the Staff of the PSC of MD (MD Staff) and the Maryland Office of the People’s Counsel (MD OPC) requested that the case remain open subject to any changes that may result from the final PSC of MD order regarding Washington Gas’s asset management and gas purchase practices (refer to the section entitled “Investigation of Asset Management and Gas Purchase Practices” for a further discussion of this case). On April 23, 2010, the Hearing Examiner issued a Proposed Order which approved Washington Gas’s gas costs for the period, subject to any changes which may arise from the Commission’s final order in the asset management investigation in Case No. 9158. The Proposed Order was not appealed by any party and became a final order of the Commission on May 25, 2010.

A hearing was held on March 25, 2010 on Washington Gas’s purchased gas charges for the twelve month period ended August 31, 2009. The parties filed initial briefs on April 30, 2010 and reply briefs on May 21, 2010. The Staff of the PSC of MD and the MD OPC are challenging a portion of the Company’s gas costs averring that the Company did not have authority under its tariff to satisfy in cash its obligation (cash-out) for over-deliveries by suppliers over the 12-months ended March 2009 and also asserting that the Company used an “excessive price” as the cash-out price. The PSC of MD Staff recommends that a second phase to the proceeding be initiated to investigate these assertions. Washington Gas has denied both these assertions. Discovery and testimony were filed in the case, and a hearing was held on March 25, 2010. The MD OPC has taken a position that $2.1 million of gas costs related to the purchase of competitive service provider (CSP) inventory included in the purchased gas charge should be disallowed. Briefs were filed April 30, 2010, and reply briefs were filed May 21, 2010. A proposed order was issued by the Hearing Examiner on August 25, 2010, finding that under the tariff, Washington Gas should have resolved supplier over-deliveries during the review period by adjusting future delivery volumes by suppliers, rather than by cash-out. The proposed order directed Washington Gas to refund to customers the excess costs paid to suppliers as a result of the cash-out of supplier over-deliveries. The proposed order also directed Washington Gas to present an “exact calculation” of the excess amount paid to suppliers in accordance with the methodology proposed by the MD OPC. The MD OPC had estimated the amount of the excess costs to Maryland ratepayers to be approximately $2.1 million. The proposed order directs Washington Gas to credit $2.1 million to the actual cost adjustment (ACA) as recommended by MD OPC. The Staff of the PSC of MD and Washington Gas filed notices of appeal of the proposed order on September 23 and 24, 2010, respectively, and memorandums on appeal on October 1 and 4, 2010, respectively. A Commission decision is pending.

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

On November 2, 2009, the Chief Hearing Examiner of the PSC of MD issued a Proposed Order of Hearing Examiner (POHE) which supports Washington Gas’s move to self-optimization of its gas assets, concluding that “the evidence on the record in this case is overwhelming that the Company’s decision to transition to self-management has in fact been prudent and resulted in substantial rate benefits...” The POHE approved Washington Gas’s proposal for the sharing of margins from asset optimization between Washington Gas and customers based on a graduated, tiered approach. The POHE directed Washington Gas to pass credits to customers through the PGC provision.

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

Review of the Company’s 2009-2013 Gas Portfolio Plan.  On March 19, 2009, the PSC of MD docketed a proceeding to review Washington Gas’s 2009—2013 Gas Portfolio Plan, specifically noting Washington Gas’s plans to build an on-system peaking facility on the grounds of the decommissioned Chillum gas storage holders in Chillum, Maryland. Upon consideration of a motion to combine review of Washington Gas’s Gas Portfolio Plans, on January 6, 2010, the PSC of MD consolidated this proceeding with Washington Gas’s 2010—2014 Gas Portfolio Plan, which was filed on November 17, 2009. Washington Gas announced on May 6, 2010, that it projected a new in-service date for the on-system peaking facility: the 2015-2016 winter heating season. As a result, the Hearing Examiner ruled that the facility is not subject to review as part of the Gas Portfolio Plans being considered in the current proceeding, which had a term from 2010—2014. The Hearing Examiner subsequently approved Washington Gas’s portfolio plan, including the reserve margins reflected in the Washington Gas’s energy acquisition planning. Initial briefs were filed on August 13, 2010 and reply briefs were filed on September 17, 2010. On October 27, 2010, the Hearing Examiner issued a proposed order. The Hearing Examiner found:

(i)	the Gas Portfolio Plan proposed by Washington Gas for years 2009-2013 and 2010-2014 are reasonable;

(ii)	the design day forecasts contained in Washington Gas’s plans are correct and reasonable in determining the design day requirement;

(iii)	a reserve margin proposed by Washington Gas of 5.0% to 6.5% continues to be reasonable and that

(iv)	some additional information should be filed along with all future plans.

The proposed order will become final on November 30, 2010 if not appealed by any party.

Virginia Jurisdiction

Conservation and Ratemaking Efficiency Plan.  On September 29, 2009, Washington Gas filed with the SCC of VA an application which included a portfolio of conservation and energy efficiency programs, an associated cost recovery provision, and a decoupling mechanism which will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts. An evidentiary hearing in the proceeding was held on February 9, 2010. On March 26, 2010 the SCC of VA issued an Order approving a decoupling rate mechanism for residential customers and six residential energy efficiency programs and the cost recovery mechanism for those programs. Washington Gas filed compliance tariffs with the Staff of the SCC of VA on April 19, 2010 to implement the Conservation and Ratemaking Efficiency Plan on May 1, 2010. The Company began applying the decoupling mechanism in Virginia in its July billings for residential customers consistent with the Commission’s approval. On July 22, 2010, Washington Gas filed an amendment to the CARE Plan to include small commercial and industrial customers in Virginia. The application included a portfolio of conservation and energy efficiency programs, an associated cost recovery provision and a decoupling mechanism and will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts. In accordance with the procedural schedule established for the proceeding, the Staff of the SCC of VA filed its report on September 13, 2010 and Washington Gas filed its response to the staff report on September 24, 2010. On November 18, 2010, the Commission issued an order that denied Washington Gas’s application. The Commission found that Washington Gas’s current tariff and their underlying class cost of service and revenue apportionment studies do not segregate small versus large customers and that only small customers qualify under the Care Plan legislation. The Commission stated that Washington Gas could amend the underlying tariff and studies in connection with its required February 1, 2011 base rate case filing.

Performance-Based Rate Plans

In rate case proceedings in all local jurisdictions, Washington Gas requested permission to implement Performance-Based Rate (PBR) plans that include performance measures for customer service and an earnings sharing mechanism (ESM) that enables Washington Gas to share with shareholders and customers the earnings that exceed a target rate of return on equity.

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

On May 4, 2009, the Staff of the SCC of VA issued a report, commenting on the amount of the ESM liability that had been reported for the fiscal year ending September 30, 2008. Washington Gas filed its response to the Staff report on June 18, 2009. On July 17, 2009, Washington Gas and the Staff of the SCC of VA filed a joint motion to approve the stipulation and close the proceeding with the SCC of VA whereby the Staff of the SCC of VA and Washington Gas agreed upon the appropriate refund to ratepayers under the ESM. The overall difference between the Staff position and Washington Gas’s position was not material to the financial statements of Washington Gas. On July 24, 2009, the SCC of VA granted the joint motion and accepted the stipulation submitted by Washington Gas and the Staff of the SCC of VA in its final order approving the ESM liability for fiscal year 2008. In accordance with the provisions of its VA tariff, Washington Gas began crediting customers’ bills in April 2009 for the fiscal year 2008 ESM liability. At March 31, 2010, Washington Gas had fully refunded the ESM liability to its customers.

On January 28, 2010, Washington Gas filed its annual information filing indicating that there was no ESM liability for fiscal year 2009. On June 30, 2010, the SCC of VA accepted the Staff’s report and agreed that there was no ESM liability for fiscal year 2009.

Based on the results reflected in the annual information filing, Washington Gas has recorded a regulatory asset of approximately $0.5 million of previously expensed hexane costs and on June 23, 2010 filed an application with the SCC of VA requesting the authority to bill the cost of this hexane to customers in accordance with the provision of the Settlement Stipulation in the last rate proceeding. On July 22, 2010, the Commission issued an Order for Notice and Comment in this proceeding. The Company filed direct testimony on August 18, 2010 and the Staff issued its report on October 20, 2010. The Staff found that Washington Gas’s request to recover $0.5 million of hexane costs would not result in earnings exceeding Washington Gas’s 10% allowed return on average common equity threshold and therefore Washington Gas should be allowed to bill the amounts. Washington Gas filed its response to the Staff’s Report on November 4, 2010. A Commission decision is pending.

On an interim basis, Washington Gas records the effects of the ESM based on year-to-date earnings in relation to estimated annual earnings as calculated for regulatory purposes. Based on expected results for 2010, no liability has been recognized for 2010 and Washington Gas has accrued a regulatory asset of approximately $1.0 million related to the recovery of hexane costs incurred in Virginia in 2010.

On November 16, 2007, the PSC of MD issued a final order in a rate case, which established a phase-two proceeding to review Washington Gas’s request to implement a PBR plan and issues raised by the parties associated with Washington Gas’s BPO agreement. On September 4, 2008, a proposed order of the Hearing Examiner was issued in this phase-two proceeding. Consistent with Washington Gas’s current accounting methodology, the proposed order approved 10-year amortization accounting for initial implementation costs related to Washington Gas’s BPO plan. At September 30, 2010 and 2009, we had recorded a regulatory asset of $6.4 million and $7.4 million, respectively, net of amortization, related to initial implementation costs allocable to Maryland associated with our BPO plan. Washington Gas’s application seeking approval of a PBR plan was denied. Additionally, the proposed order (i) directs Washington Gas to obtain an independent management audit related to BPO issues raised in the phase-two proceeding and (ii) directs the initiation of a collaboration process in which Washington Gas is directed to engage in discussions with the Staff of the PSC of MD (MD Staff), the Maryland Office of People’s Counsel (MD OPC) and interested parties to develop appropriate customer service metrics and a periodic form for reporting results similar to the metrics filed by Washington Gas as part of the approved settlement in Virginia. Aspects of this proposed order were appealed by the parties in November 2008. A final decision by the PSC of MD is pending.

The final order issued by the PSC of DC on December 28, 2007 approved amortization accounting for initial implementation costs related to the BPO plan in approving the stipulated agreement filed in the proceeding. As part of that approved agreement, Washington Gas withdrew its application seeking approval of a PBR plan and is prohibited from seeking approval of a PBR plan in the District of Columbia until the filing of its next base rate case. The settling parties may not seek a change in rates during the rate case filing moratorium period, ending January 1, 2011, under the terms of the approved rate settlement with the exception of the implementation of a revenue normalization adjustment.

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

On February 5, 2010, the PSC of MD issued an order on appeal. The order affirmed the proposed order with two exceptions: (i) it directed the parties to confer and report on a prospective allocation method for reimbursements and (ii) it directed Washington Gas to amortize its $13.3 million reserve deficiency imbalance over a 33.5 year time frame. On March 26, 2010, Washington Gas made a compliance filing with the PSC of MD to revise its depreciation rates in accordance with the Commission’s February 5, 2010 Order. Under Washington Gas’s proposed revised depreciation rates, annual depreciation expense applicable to Maryland would be reduced by $11,366,000. As required by the Commission’s Order in Washington Gas’s most recent base rate case in Maryland, as part of its compliance filing, Washington Gas also filed revised base rates to reflect the decrease in annual depreciation expense in Maryland. The MD Staff challenged Washington Gas’s proposed depreciation rates and supported alternative depreciation rates which would reduce depreciation expense by $11,426,000. On May 12, 2010, the Commission approved the revised depreciation rates and base rates proposed by Staff effective June 1, 2010. On May 25, 2010, Washington Gas filed a revised compliance filing reflecting the $11,426,000 reduction in base rates.

NON-UTILITY OPERATIONS

WGEServices enters into contracts to purchase natural gas and electricity designed to match the duration of its sales commitments, and to effectively lock in a margin on estimated sales over the terms of existing sales contracts. As listed below, natural gas purchase commitments are based on existing fixed-price purchase contracts using city gate equivalent deliveries, the majority of which are for fixed volumes. Also listed below are electricity purchase commitments that are based on existing fixed-price purchase commitments, all of which are for fixed volumes.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The following table summarizes the contractual obligations and minimum commitments of WGEServices for both natural gas and electricity for the next five years and thereafter:

WGEServices Contract Minimums
	Gas Purchase	Pipeline	Electric Purchase
(In millions)	Commitments(a)	Contracts	Commitments(b)	Total

2011	$252.0	$3.1	$514.2	$769.3
2012	127.2	1.7	262.7	391.6
2013	25.1	1.2	61.1	87.4
2014	5.4	0.7	2.6	8.7
2015	–	0.6	–	0.6
Thereafter	–	3.9	–	3.9

Total	$409.7	$11.2	$840.6	$1,261.5

(a)	Represents fixed price commitments with city gate equivalent deliveries.
(b)	Includes $5.6 of commitments related to renewable energy credits.

Construction Project Financing

To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’s customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a note receivable representing its customers’ obligations to remit principal and interest and a long-term note payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the note receivable to the lender and removes both the note receivable and the long-term financing from its financial statements. As of September 30, 2010, work on these construction projects that was not completed or accepted by customers was valued at $7.8 million, which is recorded on the balance sheet as a note receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Once the project is accepted by the customer, the lender will have no recourse against Washington Gas related to this long-term debt.

Financial Guarantees

WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At September 30, 2010, these guarantees totaled $541.2 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from suppliers when required by our credit policy. WGL Holdings has issued guarantees related to purchase commitments of its Capitol Energy Ventures subsidiary. At September 30, 2010, these guarantees totaled $21.0 million. WGL Holdings also issued guarantees totaling $3.0 million at September 30, 2010 that were made on behalf of certain of our non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $565.2 million, $0.1 million and $36.0 million are due to expire on October 31, 2011 and December 31, 2011, respectively. The remaining guarantees do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.

NOTE 14.	FAIR VALUE MEASUREMENTS

We measure the fair value of our financial assets and liabilities in accordance with ASC Topic 820. These financial assets and liabilities primarily consist of (i) derivatives recorded on our balance sheet under ASC Topic 815, (ii) weather derivatives and (iii) long-term debt outstanding that are required to be disclosed at fair value. Under ASC Topic 820, fair value is defined as the exit price, representing the amount that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

between market participants at the measurement date. To value our financial instruments, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about credit risk (both our own credit risk and the counterparty’s credit risk) and the risks inherent in the inputs to our valuation technique, the income approach.

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

Level 1.  Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. Level 1 assets and liabilities primarily include exchange traded derivatives and securities. At September 30, 2010, we do not have any financial assets or liabilities in this category.

Level 2.  Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs that are corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions including: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii)  implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At September 30, 2010, Level 2 financial assets and liabilities included non-exchange traded energy-related derivatives such as financial swaps and options and physical forward contracts for deliveries at active market locations. Additionally, at September 30, 2010, Level 2 financial instruments included interest rate swaps. At September 30, 2009, Level 2 financial assets and liabilities included a weather derivative as well as interest rate swaps using observable data.

Level 3.  Level 3 of the fair value hierarchy consists of assets or liabilities that are valued using significant unobservable inputs at the reporting date. These unobservable assumptions reflect our assumptions about estimates that market participants would use in pricing the asset or liability, including historical volatility and pricing data when delivery is to inactive market locations. These inputs may be used with industry standard valuation methodologies that result in our best estimate of fair value for the assets or liabilities at the reporting date. At September 30, 2010, OTC derivative assets and liabilities in this category included: (i) physical contracts valued with significant basis adjustments to observable market data when delivery is to inactive market locations; (ii) long-dated positions where observable pricing is not available over the life of the contract; (iii) contracts valued using historical volatility assumptions and (iv) valuations using indicative broker quotes for inactive market locations. Additionally, at September 30, 2010, Level 3 financial instruments included weather derivatives valued using unobservable market data.

The following tables set forth financial instruments recorded at fair value as of September 30, 2010 and September 30, 2009, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

WGL Holdings, Inc.
Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total

At September 30, 2010

Assets
Natural gas related derivatives	$–	$39.1	$57.2	$96.3
Electricity related derivatives	–	–	24.6	24.6
Weather derivative	–	–	1.6	1.6

Total Assets	$–	$39.1	$83.4	$122.5

Liabilities
Natural gas related derivatives	$–	$(42.1)	$(45.3)	$(87.4)
Electricity related derivatives	–	(10.4)	(45.6)	(56.0)
Interest rate swaps	–	(11.6)	–	(11.6)
Weather derivative	–	–	(2.1)	(2.1)

Total Liabilities	$–	$(64.1)	$(93.0)	$(157.1)

At September 30, 2009

Assets
Natural gas related derivatives	$–	$31.0	$25.9	$56.9
Electricity related derivatives	–	0.4	9.3	9.7

Total Assets	$–	$31.4	$35.2	$66.6

Liabilities
Natural gas related derivatives	$–	$(19.8)	$(57.5)	$(77.3)
Electricity related derivatives	–	(3.9)	(5.3)	(9.2)
Interest rate swaps	–	(0.7)	–	(0.7)
Weather derivative	–	(2.1)	–	(2.1)

Total Liabilities	$–	$(26.5)	$(62.8)	$(89.3)

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Washington Gas Light Company
Fair Value Measurements Under the Fair Value Hierarchy

(In millions)	Level 1	Level 2	Level 3	Total

At September 30, 2010

Assets
Natural gas related derivatives	$–	$37.3	$56.6	$93.9
Weather derivative	–	–	1.6	1.6

Total Assets	$–	$37.3	$58.2	$95.5

Liabilities
Natural gas related derivatives	$–	$(29.0)	$(40.9)	$(69.9)
Interest rate swaps	–	(11.6)	–	(11.6)
Weather derivative	–	–	(2.1)	(2.1)

Total Liabilities	$–	$(40.6)	$(43.0)	$(83.6)

At September 30, 2009

Assets
Natural gas related derivatives	$–	$28.9	$25.0	$53.9

Total Assets	$–	$28.9	$25.0	$53.9

Liabilities
Natural gas related derivatives	$–	$(17.0)	$(31.3)	$(48.3)
Interest rate swaps	–	(0.7)	–	(0.7)
Weather derivative	–	(2.1)	–	(2.1)

Total Liabilities	$–	$(19.8)	$(31.3)	$(51.1)

Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the fair value hierarchy at the fair value as of the beginning of the reporting period. During the year ended September 30, 2010, a $2.0 million fair value liability related to Washington Gas’s weather derivative was transferred from Level 2 to Level 3 in the fair value hierarchy and a $0.9 million liability was transferred from Level 3 to Level 2 related to this derivative. There were no other transfers during the reported periods.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the years ending September 30, 2010 and 2009, respectively.

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	WGL Holdings	Washington Gas

Year Ended September 30, 2010

Balance at October 1, 2009	$(27.6)	$(6.3)
Realized and unrealized gains (losses)
Recorded to income	(11.6)	11.4
Recorded to regulatory assets—gas costs	7.6	7.6
Transfers in and/or out of Level 3(a)	(1.1)	(1.1)
Purchases and settlements, net	23.1	3.6

Balance at September 30, 2010	$(9.6)	$15.2

Year Ended September 30, 2009

Balance at October 1, 2008	$(9.1)	$(17.0)
Realized and unrealized gains (losses)
Recorded to income	(54.1)	(1.4)
Recorded to regulatory assets—gas costs	2.1	2.1
Purchases and settlements, net	33.5	10.0

Balance at September 30, 2009	$(27.6)	$(6.3)

(a)	Represents weather derivative.

The tables below set forth the line items on the Statements of Income to which amounts are recorded for the fiscal year ended September 30, 2010 and September 30, 2009, related to fair value measurements using significant Level 3 inputs.

Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements

	Year Ended
	September 30, 2010
(In millions)	WGL Holdings	Washington Gas

Operating revenues—non-utility	$2.2	$–
Utility cost of gas	10.6	10.6
Non-utility cost of energy-related sales	(25.2)	–
Operation and maintenance expense	0.8	0.8

Total	$(11.6)	$11.4

Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements

	Year Ended
	September 30, 2009
(In millions)	WGL Holdings	Washington Gas

Operating revenues—non-utility	$(4.2)	$–
Utility cost of gas	(1.4)	(1.4)
Non-utility cost of energy-related sales	(48.5)	–

Total	$(54.1)	$(1.4)

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

Unrealized gains (losses) for the fiscal year ended September 30, 2010 attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows:

Unrealized Gains (Losses) Recorded for Level 3 Measurements

	Year Ended
	September 30, 2010

(In millions)	WGL Holdings	Washington Gas

Recorded to income
Operating revenues—non-utility	$15.0	$–
Utility cost of gas	10.7	10.7
Non-utility cost of energy-related sales	(26.9)	–
Recorded to regulatory assets—gas costs	9.5	9.5

Total	$8.3	$20.2

Unrealized Gains (Losses) Recorded for Level 3 Measurements

	Year Ended
	September 30, 2009

(In millions)	WGL Holdings	Washington Gas

Recorded to income
Operating revenues—non-utility	$8.1	$–
Utility cost of gas	3.4	3.4
Non-utility cost of energy-related sales	(26.7)	–
Recorded to regulatory assets—gas costs	(4.0)	(4.0)

Total	$(19.2)	$(0.6)

The following table presents the carrying amounts and estimated fair values of our financial instruments not carried at fair value at September 30, 2010 and 2009 for both WGL Holdings and Washington Gas Light Company. The carrying amount of current assets and current liabilities approximates fair value because of the short-term maturity of these instruments, and therefore are not shown in the table below.

Fair Value of Financial Instruments

At September 30,	2010		2009

	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value

Long-term debt(a)	$592.9	$716.5	$561.8	$627.8

(a)	Excludes current maturities and unamortized discounts.

NOTE 15.	OPERATING SEGMENT REPORTING

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

With approximately 90% of WGL Holdings’ consolidated total assets, the regulated utility segment is our core business and comprises Washington Gas and Hampshire. The regulated utility segment, through Washington Gas, provides regulated gas distribution services (including the sale and delivery of natural gas, meter reading, responding to customer inquiries, bill preparation and the construction and maintenance of its natural gas distribution system) to customers primarily in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia. Washington Gas also provides natural gas transportation services to an

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Consolidated Financial Statements

unaffiliated natural gas distribution company in West Virginia under a FERC approved interstate transportation service operating agreement. Hampshire, an underground natural gas storage company that is regulated under a cost of service tariff by the FERC, provides services exclusively to Washington Gas.

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

Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations as presented below in the Operating Segment Financial Information. These activities include the operations of CEV, an unregulated wholesale energy company that engages in acquiring and optimizing natural gas storage and transportation assets and WGSW, Inc., a holding company formed to invest in solar photovoltaic power generating facilities. Transactions classified in “Other Activities” primarily consist of administrative costs associated with WGL Holdings and Washington Gas Resources and the results of CEV’s unrealized gains on energy-related derivatives.

The same accounting policies applied in preparing our consolidated financial statements, as discussed in Note 1—Accounting Policies also apply to the reported segments. While net income or loss applicable to common stock is the primary criterion for measuring a segment’s performance, we also evaluate our operating segments based on other relevant factors, such as penetration into their respective markets and return on equity. The following tables present operating segment information for the fiscal years ended September 30, 2010, 2009 and 2008.

Operating Segment Financial Information
		Non-Utility Operations
		Retail
	Regulated	Energy-	Design-Build	Other
(In thousands)	Utility	Marketing	Energy Systems	Activities	Eliminations	Consolidated

Year Ended September 30, 2010

Operating Revenues	$1,321,446	$1,390,468	$19,451	$1,170	$(23,659)	$2,708,876

Operating Expenses:
Cost of Energy-Related Sales	641,967	1,324,003	16,771	–	(23,659)	1,959,082
Operation	214,182	41,337	3,600	3,584	–	262,703
Maintenance	46,386	–	–	–	–	46,386
Depreciation and Amortization	93,149	799	63	–	–	94,011
General Taxes and Other Assessments:
Revenue Taxes	64,448	3,207	–	–	–	67,655
Other	51,285	3,663	165	29	–	55,142

Total Operating Expenses	$1,111,417	$1,373,009	$20,599	$3,613	$(23,659)	$2,484,979

Operating Income (Loss)	210,029	17,459	(1,148)	(2,443)	–	223,897
Other Income—Net	527	80	41	499	(216)	931
Interest Expense	39,924	210	2	147	(216)	40,067
Dividends on Washington Gas Preferred Stock	1,320	–	–	–	–	1,320
Income Tax Expense (Benefit)	67,614	6,205	(474)	211	–	73,556

Net Income (Loss) Applicable to Common Stock	$101,698	$11,124	$(635)	$(2,302)	$–	$109,885

Total Assets	$3,277,651	$353,728	$18,859	$105,065	$(111,409)	$3,643,894

Capital Expenditures/Investments	$127,099	$2,863	$144	$–	$–	$130,106

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

NOTE 16. RELATED PARTY TRANSACTIONS

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

At September 30, 2010 and 2009, Washington Gas recorded receivables from associated companies of $1.9 million and $10.4 million, respectively. At September 30, 2010 and 2009, Washington Gas recorded payables to associated companies of $9.2 million and $11.4 million, respectively.

Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGEServices. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services and the related sales and purchases of natural gas, Washington Gas charged WGEServices $23.7 million, $24.8 million, and $15.9 million for the fiscal years ended September 30, 2010, 2009 and 2008, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.

As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGEServices recognized an accounts receivable from Washington Gas in the amount of $2.3 million and $4.6 million at September 30, 2010 and 2009, respectively, related to an imbalance in gas volumes. Due to regulatory treatment, these receivables are not eliminated in the consolidated financial statements of WGL Holdings. Refer to Note 1—Accounting Policies for further discussion of these imbalance transactions.

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of WGL Holdings, Inc.

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of WGL Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of income, common shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15 under Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WGL Holdings, Inc. and subsidiaries as of September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 24, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

McLean, Virginia
November 24, 2010

WGL Holdings, Inc.
Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Washington Gas Light Company

We have audited the accompanying balance sheets and statements of capitalization of Washington Gas Light Company (the “Company”) as of September 30, 2010 and 2009, and the related statements of income, common shareholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15 under Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Washington Gas Light Company as of September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

McLean, Virginia
November 24, 2010

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

	Quarter Ended

(In thousands, except per share data)	December 31	March 31(a)	June 30(a)	September 30(a)

Fiscal Year 2010
Operating revenues	$727,423	$1,056,638	$459,673	$465,142
Operating income (loss)	87,842	140,419	27,241	(31,605)
Net income (loss) applicable to common stock	47,641	78,706	9,681	(26,143)
Earnings (loss) per average share of common stock:
Basic(b)	0.95	1.56	0.19	(0.51)
Diluted(b)	0.94	1.56	0.19	(0.51)
Fiscal Year 2009
Operating revenues	$826,088	$1,040,888	$427,036	$412,844
Operating income (loss)	102,224	134,732	12,223	(7,490)
Net income (loss) applicable to common stock	54,625	75,070	1,807	(11,129)
Earnings (loss) per average share of common stock:
Basic(b)	1.09	1.50	0.04	(0.22)
Diluted(b)	1.09	1.49	0.04	(0.22)

(a)	Earnings for the regulated utility segment for the quarters ended March 31, 2009 and June 30, 2009 included accruals related to the Virginia ESM of $4.3 million and $1.5 million, respectively. Management identified and reversed these accruals in the fourth quarter of 2009 to correct for an error in the calculation. Management does not believe the effects of these prior period corrections are material either to the current period financial statements or any prior period financial statements.

(b)	The sum of quarterly per share amounts may not equal annual per share amounts as quarterly calculations are based on varying numbers of common shares.

WGL Holdings, Inc.
Washington Gas Light Company
Part II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ disclosure controls and procedures as of September 30, 2010. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that WGL Holdings’ disclosure controls and procedures were effective as of September 30, 2010.

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

Management has assessed the effectiveness of WGL Holdings’ internal control over financial reporting as of September 30, 2010 based upon the criteria set forth in a report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that WGL Holdings maintained effective internal control over financial reporting as of September 30, 2010.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of September 30, 2010. Deloitte & Touche LLP’s report on the audit of internal control over financial reporting is included in Item 9A of this Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the internal control over financial reporting of WGL Holdings during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL Holdings.

WGL Holdings, Inc.
Washington Gas Light Company
Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of WGL Holdings, Inc.

We have audited the internal control over financial reporting of WGL Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2010, of the Company and our report November 24, 2010, expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

McLean, Virginia
November 24, 2010

WGL Holdings, Inc.
Washington Gas Light Company
Part II

ITEM 9B.	OTHER INFORMATION

None.

WGL Holdings, Inc.
Washington Gas Light Company
Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANTS

Information concerning the Company’s Board of Directors and the audit committee financial expert contained in WGL Holdings’ definitive Proxy Statement and Washington Gas’s definitive Information Statement for the March 3, 2011 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers is reflected in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning Executive Compensation contained in WGL Holdings’ definitive Proxy Statement and Washington Gas’s definitive Information Statement for the March 3, 2011 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers as of September 30, 2010 is reflected in Part I hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information captioned Security Ownership of Management and Certain Beneficial Owners and the information captioned Equity Compensation Plan Information in WGL Holdings’ definitive Proxy Statement and Washington Gas’s definitive Information Statement for the March 3, 2011 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information captioned Related Person Transactions During Fiscal Year 2010 in WGL Holdings’ definitive Proxy Statement and Washington Gas’s definitive Information Statement for the March 3, 2011 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information captioned Fiscal Years 2010 and 2009 Audit Firm Fee Summary in WGL Holdings’ definitive Proxy Statement and Washington Gas’s definitive Information Statement for the March 3, 2011 Annual Meeting of Shareholders is hereby incorporated by reference.

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

Schedule/
Exhibit	Description

II	Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2010, 2009 and 2008—WGL Holdings, Inc.

Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2010, 2009 and 2008—Washington Gas Light Company.

(a)(3)	Exhibits
Exhibits Filed Herewith:

12.1	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.

12.3	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company.

12.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company.

21	Subsidiaries of WGL Holdings, Inc.

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney

31.1	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the WGL Holdings, Inc. and Washington Gas Light Company Report on Form 10-K for the fiscal year ended September 30, 2010, filed on November 24, 2010 formatted in Extensible Business Reporting Language (XBRL):*

(i) Consolidated Balance Sheets;

(ii) Consolidated Statements of Income;

(iii) Consolidated Statements of Cash Flows;

(iv) Consolidated Statements of Capitalization;

(v) Consolidated Statements of Common Shareholders’ Equity and Comprehensive Income;

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits and Financial Statement Schedules (continued)

Schedule/
Exhibit	Description

(vi) Balance Sheets;

(vii) Statements of Income;

(viii) Statements of Cash Flows;

(viiii) Statements of Capitalization;

(x) Statements of Common Shareholder’s Equity and Comprehensive Income and

(xi) Related Footnotes.

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

Master Construction Contract, effective June 8, 2010, with Hitt Contracting Inc., related to general contracting services for the Washington Gas Springfield Operations Center redevelopment project, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2010.

Gas transportation and storage contracts

Amended Service Agreement, effective October 31, 2008, with Columbia Gas Transmission Company related to Firm Transportation Service, filed as Exhibit 10.1 to Form 10-K for the fiscal year ended September 30, 2009.

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits and Financial Statement Schedules (continued)

Schedule/
Exhibit	Description

Amended Service Agreement, effective October 31, 2008, with Columbia Gas Transmission Corporation related to Firm Transportation Service, filed as Exhibit 10.2 to Form 10-K for the fiscal year ended September 30, 2009.

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

Management Contracts, Compensatory Plans or Arrangements with Executive Officers and Directors

Washington Gas Light Company Form of Defined Contribution Supplemental Executive Retirement Plan filed as Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2009.*

Washington Gas Light Company Form of Defined Contribution Restoration Plan filed as Exhibit 10.2 to Form 10-Q for the quarter ended December 31, 2009.*

Washington Gas Light Company Form of Defined Benefit Restoration Plan filed as Exhibit 10.3 to Form 10-Q for the quarter ended December 31, 2009.*

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits and Financial Statement Schedules (continued)

Schedule/
Exhibit	Description

WGL Holdings, Inc. Directors’ Stock Compensation Plan, as amended and restated on March 4, 2010, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010.*

WGL Holdings, Inc. and Washington Gas Light Company Change in Control Severance Plan for Certain Executives, as amended on September 24, 2008, filed as Exhibit 10.1 to Form 10-K for the fiscal year ended September 30, 2008.*

WGL Holdings, Inc. and Washington Gas Light Company Deferred Compensation Plan for Outside Directors, amended and restated effective January 1, 2005, as further amended on September 24, 2008, filed as Exhibit 10.1 to Form 10-K for the fiscal year ended September 30, 2008.*

Washington Gas Light Company Supplemental Executive Retirement Plan, amended and restated effective January 1, 2005, as further amended on September 24, 2008, filed as Exhibit 10.1 to Form 10-K for the fiscal year ended September 30, 2008.*

WGL Holdings, Inc. Omnibus Incentive Compensation Plan, filed as Exhibit 10.2 to form 8-K dated December 21, 2006.*

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

WGL Holdings, Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts and Reserves
Years Ended September 30, 2010, 2009 and 2008
		Additions Charged To
	Balance at				Balance
	Beginning	Costs and	Other		at End of
(In thousands)	of Period	Expenses	Accounts(a)	Deductions(b)	Period
2010

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$20,969	$17,748	$4,678	$23,089	$20,306

2009

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$17,101	$22,435	$4,167	$22,734	$20,969

2008

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$14,488	$19,958	$4,657	$22,002	$17,101

Notes:
(a) Recoveries on receivables previously written off as uncollectible and unclaimed customer deposits, overpayments, etc., not refundable.
(b) Includes deductions for purposes for which reserves were provided or revisions made of estimated exposure.

Washington Gas Light Company
Schedule II—Valuation and Qualifying Accounts and Reserves
Years Ended September 30, 2010, 2009 and 2008
		Additions Charged To
	Balance at				Balance at
	Beginning	Costs and	Other		End of
(In thousands)	of Period	Expenses	Accounts(a)	Deductions(b)	Period
2010

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$18,617	$13,528	$4,016	$19,457	$16,704

2009

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$15,736	$18,567	$3,733	$19,419	$18,617

2008

Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$13,215	$16,761	$4,207	$18,447	$15,736

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

Date: November 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Terry D. McCallister (Terry D. McCallister)		Chairman of the Board and Chief Executive Officer	November 24, 2010

/s/ Adrian P. Chapman (Adrian P. Chapman)		President and Chief Operating Officer	November 24, 2010

/s/ Vincent L. Ammann, Jr. (Vincent L. Ammann, Jr.)		Vice President and Chief Financial Officer (Principal Financial Officer)	November 24, 2010

/s/ William R. Ford (William R. Ford)		Controller (Principal Accounting Officer)	November 24, 2010

* (Michael D. Barnes)		Director	November 24, 2010

* (George P. Clancy, Jr.)		Director	November 24, 2010

* (James W. Dyke, Jr.)		Director	November 24, 2010

* (Melvyn J. Estrin)		Director	November 24, 2010

* (James F. Lafond)		Director	November 24, 2010

* (Debra L. Lee)		Director	November 24, 2010

* (Karen Hastie Williams)		Director	November 24, 2010

*By:	Vincent L. Ammann, Jr. (Vincent L. Ammann, Jr.) Attorney-in-Fact		November 24, 2010

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY 2010 Form 10-K

Exhibit Index

Exhibit	Description

10.1	Amended Service Agreement, effective October 31, 2008, with Columbia Gas Transmission Company related to Firm Transportation Service.
10.2	Amended Service Agreement, effective October 31, 2008, with Columbia Gas Transmission Company related to Firm Transportation Service.
12.1	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.
12.3	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company.
12.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company.
21	Subsidiaries of WGL Holdings, Inc.
23	Consent of Deloitte & Touche LLP.
24	Power of Attorney
31.1	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the WGL Holdings, Inc. and Washington Gas Light Company Report on Form 10-K for the fiscal year ended September 30, 2010, filed on November 23, 2010 formatted in Extensible Business Reporting Language (XBRL):*
(i) Consolidated Balance Sheets;
(ii) Consolidated Statements of Income;
(iii) Consolidated Statements of Cash Flows;
(iv) Consolidated Statements of Capitalization;
(v) Consolidated Statements of Common Shareholders’ Equity and Comprehensive Income;
(vi) Balance Sheets;
(vii) Statements of Income;
(viii) Statements of Cash Flows;
(viiii) Statements of Capitalization;
(x) Statements of Common Shareholder’s Equity and Comprehensive Income and
(xi) Related Footnotes.