Form 10-Q
period 2010-12-31
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2011-02-07
CIK 104819, 1103601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2010
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
WGL Holdings, Inc. common stock, no par value, outstanding as of January 31, 2011: 51,127,081 shares.
All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of January 31, 2011.

WGL Holdings, Inc.
Washington Gas Light Company
For the Quarter Ended December 31, 2010

i

WGL Holdings, Inc.
Washington Gas Light Company
INTRODUCTION

     FILING FORMAT
     This Quarterly Report on Form 10-Q is a combined report being filed by two separate registrants, WGL Holdings, Inc. (WGL Holdings) and Washington Gas Light Company (Washington Gas). Except where the content clearly indicates otherwise, any reference in the report to “WGL Holdings,” “we,” “us” or “our” is to the holding company or the consolidated entity of WGL Holdings and all of its subsidiaries, including Washington Gas, which is a distinct registrant that is a wholly owned subsidiary of WGL Holdings.
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
     SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
     Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans” and similar expressions, or future or conditional verbs such as “will,” “should,” “would” and “could.” Although the registrants, WGL Holdings and Washington Gas, believe such forward-looking statements are based on reasonable assumptions, they cannot give assurance that every objective will be achieved. Forward-looking statements speak only as of today, and the registrants assume no duty to update them. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:
•	the level and rate at which costs and expenses are incurred and the extent to which they are allowed to be recovered from customers through the regulatory process in connection with constructing, operating and maintaining Washington Gas’ natural gas distribution system;
•	the ability to implement successful approaches to modify the current or future composition of gas delivered to customers or to remediate the effects of the current or future composition of gas delivered to customers, as a result of the introduction of gas from the Dominion Cove Point or Elba Island facility to Washington Gas’ natural gas distribution system;
•	the availability of natural gas supply and interstate pipeline transportation and storage capacity;
•	the ability of natural gas producers, pipeline gatherers and natural gas processors to deliver natural gas into interstate pipelines for delivery by those interstate pipelines to the entrance points of Washington Gas’ natural gas distribution system as a result of factors beyond our control;
•	changes and developments in economic, competitive, political and regulatory conditions and developments;
•	changes in capital and energy commodity market conditions;
•	changes in credit ratings of debt securities of WGL Holdings or Washington Gas that may affect access to capital or the cost of debt;
•	changes in credit market conditions and creditworthiness of customers and suppliers;
•	changes in relevant laws and regulations, including tax, environmental and employment laws and regulations;
•	legislative, regulatory and judicial mandates or decisions affecting business operations or the timing of recovery of costs and expenses;
•	the timing and success of business and product development efforts and technological improvements;
•	the pace of deregulation efforts and the availability of other competitive alternatives to our products and services;
•	changes in accounting principles;

ii

WGL Holdings, Inc.
Washington Gas Light Company
•	new commodity purchase and sales contracts or financial contracts and modifications in the terms of existing contracts that may materially affect fair value calculations under derivative accounting requirements;
•	the ability to manage the outsourcing of several business processes;
•	acts of nature;
•	terrorist activities and
•	other uncertainties.
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

iii

WGL Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements

	December 31,	September 30,
(In thousands)	2010	2010

ASSETS
Property, Plant and Equipment
At original cost	$3,398,096	$3,383,364
Accumulated depreciation and amortization	(1,040,483)	(1,037,156)

Net property, plant and equipment	2,357,613	2,346,208

Current Assets
Cash and cash equivalents	16,624	8,849
Receivables
Accounts receivable	381,242	208,467
Gas costs and other regulatory assets	9,728	18,714
Unbilled revenues	254,019	91,337
Allowance for doubtful accounts	(15,865)	(20,306)

Net receivables	629,124	298,212

Materials and supplies—principally at average cost	24,116	24,646
Storage gas—at cost (first-in, first-out)	210,828	242,223
Deferred income taxes	22,982	22,808
Other prepayments	90,272	93,700
Derivatives and other	31,081	26,827

Total current assets	1,025,027	717,265

Deferred Charges and Other Assets
Regulatory assets
Gas costs	90,303	5,991
Pension and other post-retirement benefits	447,020	452,035
Other	65,491	73,342
Derivatives and other	42,804	49,053

Total deferred charges and other assets	645,618	580,421

Total Assets	$4,028,258	$3,643,894

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,201,658	$1,153,395
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	637,857	592,875

Total capitalization	1,867,688	1,774,443

Current Liabilities
Current maturities of long-term debt	57,100	30,098
Notes payable	93,205	100,417
Accounts payable and other accrued liabilities	355,974	225,362
Wages payable	14,178	16,411
Accrued interest	12,284	3,983
Dividends declared	19,625	19,604
Customer deposits and advance payments	69,932	65,343
Gas costs and other regulatory liabilities	99,780	9,893
Accrued taxes	30,305	14,828
Derivatives and other	34,926	58,112

Total current liabilities	787,309	544,051

Deferred Credits
Unamortized investment tax credits	10,325	10,561
Deferred income taxes	523,520	472,544
Accrued pensions and benefits	359,510	359,729
Asset retirement obligations	64,689	64,017
Regulatory liabilities
Accrued asset removal costs	324,661	323,091
Other	12,807	13,446
Derivatives and other	77,749	82,012

Total deferred credits	1,373,261	1,325,400

Commitments and Contingencies (Note 13)

Total Capitalization and Liabilities	$4,028,258	$3,643,894

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended

	December 31,

(In thousands, except per share data)	2010	2009

OPERATING REVENUES
Utility	$409,294	$390,532
Non-utility	386,580	336,891

Total Operating Revenues	795,874	727,423

OPERATING EXPENSES
Utility cost of gas	208,620	197,277
Non-utility cost of energy-related sales	328,793	313,205
Operation and maintenance	77,568	73,516
Depreciation and amortization	22,644	24,163
General taxes and other assessments	40,472	31,420

Total Operating Expenses	678,097	639,581

OPERATING INCOME	117,777	87,842
Other Income—Net	888	369
Interest Expense
Interest on long-term debt	9,774	9,895
AFUDC and other, net	172	(138)

Total Interest Expense	9,946	9,757

INCOME BEFORE INCOME TAXES	108,719	78,454
INCOME TAX EXPENSE	43,157	30,483

NET INCOME	65,562	47,971
Dividends on Washington Gas preferred stock	330	330

NET INCOME APPLICABLE TO COMMON STOCK	$65,232	$47,641

AVERAGE COMMON SHARES OUTSTANDING
Basic	51,067	50,241
Diluted	51,143	50,429

EARNINGS PER AVERAGE COMMON SHARE
Basic	$1.28	$0.95
Diluted	$1.28	$0.94

DIVIDENDS DECLARED PER COMMON SHARE	$0.3775	$0.3675

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended

	December 31,

(In thousands)	2010	2009

OPERATING ACTIVITIES
Net income	$65,562	$47,971
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	22,644	24,163
Amortization of:
Other regulatory assets and liabilities—net	916	911
Debt related costs	201	210
Deferred income taxes—net	50,538	21,162
Accrued/deferred pension cost (income)	4,372	1,598
Compensation expense related to equity awards	717	597
Provision for doubtful accounts	4,451	3,909
Other non-cash charges (credits)—net	(1,374)	(406)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(344,349)	(255,370)
Gas costs and other regulatory assets/liabilities—net	98,873	82,555
Storage gas	31,395	38,971
Other prepayments	3,428	26,619
Accounts payable and other accrued liabilities	133,277	59,603
Wages payable	(2,233)	596
Customer deposits and advance payments	4,589	7,402
Accrued taxes	15,477	3,188
Accrued interest	8,301	9,232
Other current assets	(3,724)	(2,071)
Other current liabilities	(23,186)	4,026
Deferred gas costs—net	(84,312)	(62,447)
Deferred assets—other	18,054	(4,004)
Deferred liabilities—other	(8,373)	581
Other—net	551	452

Net Cash Provided by (Used in) Operating Activities	(4,205)	9,448

FINANCING ACTIVITIES
Common stock issued	5,118	884
Long-term debt issued	75,000	51,008
Long-term debt retired	(22)	(20)
Debt issuance costs	(18)	295
Notes payable issued (retired)—net	(7,212)	(7,298)
Dividends on common stock and preferred stock	(19,604)	(18,801)
Other financing activities—net	(3,637)	(791)

Net Cash Provided by Financing Activities	49,625	25,277

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(32,495)	(28,948)
Investment in non-utility interests	(5,150)	-

Net Cash Used in Investing Activities	(37,645)	(28,948)

INCREASE IN CASH AND CASH EQUIVALENTS	7,775	5,777
Cash and Cash Equivalents at Beginning of Year	8,849	7,845

Cash and Cash Equivalents at End of Year	$16,624	$13,622

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$67	$1,836
Interest paid	$1,707	$490
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$2,971	-
Capital expenditures included in accounts payable and other accrued liabilities	$5,210	$(1,847)
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	December 31,	September 30,

(In thousands)	2010	2010

ASSETS
Property, Plant and Equipment
At original cost	$3,358,353	$3,343,842
Accumulated depreciation and amortization	(1,017,050)	(1,014,314)

Net property, plant and equipment	2,341,303	2,329,528

Current Assets
Cash and cash equivalents	13,524	4,390
Receivables
Accounts receivable	182,165	78,357
Gas costs and other regulatory assets	9,728	18,714
Unbilled revenues	147,966	20,484
Allowance for doubtful accounts	(12,630)	(16,704)

Net receivables	327,229	100,851

Materials and supplies—principally at average cost	24,064	24,594
Storage gas—at cost (first-in, first-out)	130,804	169,267
Deferred income taxes	18,390	10,633
Other prepayments	81,774	59,317
Receivables from associated companies	3,186	1,949
Derivatives and other	4,833	7,050

Total current assets	603,804	378,051

Deferred Charges and Other Assets
Regulatory assets
Gas costs	90,303	5,991
Pension and other post-retirement benefits	444,355	449,383
Other	65,458	73,336
Derivatives and other	23,361	33,987

Total deferred charges and other assets	623,477	562,697

Total Assets	$3,568,584	$3,270,276

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,017,532	$994,876
Preferred stock	28,173	28,173
Long-term debt	637,857	592,875

Total capitalization	1,683,562	1,615,924

Current Liabilities
Current maturities of long-term debt	57,100	30,098
Notes payable	17,221	43,419
Accounts payable and other accrued liabilities	174,088	127,358
Wages payable	13,786	15,512
Accrued interest	12,284	3,983
Dividends declared	18,476	18,460
Customer deposits and advance payments	69,932	63,343
Gas costs and other regulatory liabilities	99,780	9,893
Accrued taxes	27,584	13,277
Payables to associated companies	25,416	9,170
Derivatives and other	14,555	19,714

Total current liabilities	530,222	354,227

Deferred Credits
Unamortized investment tax credits	9,346	9,570
Deferred income taxes	524,987	477,912
Accrued pensions and benefits	357,212	357,456
Asset retirement obligations	63,537	62,801
Regulatory liabilities
Accrued asset removal costs	324,661	323,091
Other	12,807	13,446
Derivatives and other	62,250	55,849

Total deferred credits	1,354,800	1,300,125

Commitments and Contingencies (Note 13)

Total Capitalization and Liabilities	$3,568,584	$3,270,276

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended

	December 31,
(In thousands)	2010	2009

OPERATING REVENUES
Utility	$418,376	$398,864
Non-utility	-	7

Total Operating Revenues	418,376	398,871

OPERATING EXPENSES
Utility cost of gas	217,703	205,609
Operation and maintenance	63,997	63,853
Depreciation and amortization	22,115	23,714
General taxes and other assessments	38,355	29,817

Total Operating Expenses	342,170	322,993

OPERATING INCOME	76,206	75,878
Other Income—Net	896	351
Interest Expense
Interest on long-term debt	9,774	9,895
AFUDC and other, net	148	(194)

Total Interest Expense	9,922	9,701

INCOME BEFORE INCOME TAXES	67,180	66,528
INCOME TAX EXPENSE	26,403	25,678

NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	$40,777	$40,850
Dividends on preferred stock	330	330

NET INCOME APPLICABLE TO COMMON STOCK	$40,447	$40,520

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended
	December 31,
(In thousands)	2010	2009

OPERATING ACTIVITIES
Net income	$40,777	$40,850
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	22,115	23,714
Amortization of:
Other regulatory assets and liabilities—net	916	911
Debt related costs	201	233
Deferred income taxes—net	39,121	24,060
Accrued/deferred pension cost (income)	(4,516)	1,586
Compensation expense related to equity awards	688	572
Provision for doubtful accounts	3,211	2,932
Other non-cash charges (credits)—net	(1,362)	(399)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(239,812)	(188,471)
Gas costs and other regulatory assets/liabilities—net	98,873	82,555
Storage gas	38,463	22,748
Other prepayments	(22,457)	13,894
Accounts payable and other accrued liabilities, including payables to associated companies	65,608	68,109
Wages payable	(1,726)	851
Customer deposits and advance payments	6,589	7,402
Accrued taxes	14,307	3,222
Accrued interest	8,301	9,232
Other current assets	2,747	2,967
Other current liabilities	(5,159)	983
Deferred gas costs—net	(84,312)	(62,447)
Deferred assets—other	25,328	855
Deferred liabilities—other	3,149	(2,668)
Other—net	469	425

Net Cash Provided by Operating Activities	11,519	54,116

FINANCING ACTIVITIES
Long-term debt issued	75,000	51,008
Long-term debt retired	(22)	(20)
Debt issuance costs	(18)	295
Notes payable issued (retired)—net	(26,198)	(56,491)
Dividends on common stock and preferred stock	(18,460)	(18,051)
Other financing activities—net	(462)	(685)

Net Cash Provided by (Used in) Financing Activities	29,840	(23,944)

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(32,225)	(26,474)

Net Cash Used in Investing Activities	(32,225)	(26,474)

INCREASE IN CASH AND CASH EQUIVALENTS	9,134	3,698
Cash and Cash Equivalents at Beginning of Year	4,390	5,160

Cash and Cash Equivalents at End of Year	$13,524	$8,858

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,683	$433
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of project debt financing	$2,971	-
Capital expenditures included in accounts payable and other accrued liabilities	$5,189	$(1,851)
The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1. ACCOUNTING POLICIES

     Basis of Presentation
     WGL Holdings, Inc. (WGL Holdings) is a holding company that owns all of the shares of common stock of Washington Gas Light Company (Washington Gas), a regulated natural gas utility, and all of the shares of common stock of Washington Gas Resources Corporation (Washington Gas Resources), Hampshire Gas Company (Hampshire) and Crab Run Gas Company. Washington Gas Resources owns all of the shares of common stock of four non-utility subsidiaries that include Washington Gas Energy Services, Inc. (WGEServices), Washington Gas Energy Systems, Inc. (WGESystems), Capitol Energy Ventures Corp. (CEV) and WGSW, Inc. Except where the content clearly indicates otherwise, “WGL Holdings,” “we,” “us” or “our” refers to the holding company or the consolidated entity of WGL Holdings and all of its subsidiaries. Unless otherwise noted, these notes apply equally to WGL Holdings and Washington Gas.
     The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Therefore, certain financial information and note disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) are omitted in this interim report pursuant to the SEC rules and regulations. The interim consolidated financial statements and accompanying notes should be read in conjunction with the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2010. Due to the seasonal nature of Washington Gas’ and WGEServices’ businesses, the results of operations for the periods presented in this report are not necessarily indicative of actual results for the full fiscal years ending September 30, 2011 and 2010 of either WGL Holdings or Washington Gas.
     The accompanying unaudited consolidated financial statements for WGL Holdings and Washington Gas reflect all normal recurring adjustments that are necessary, in our opinion, to present fairly the results of operations in accordance with GAAP.
     For a complete description of our accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2010.
     Newly Issued Accounting Standards
     Fair Value. In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Accounting Standards Codification (ASC) Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for us on January 1, 2010. Refer to Note 10 — Fair Value Measurements for the required disclosure under this standard. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for us on October 1, 2011. We do not expect the adoption of this standard to have a material effect on our consolidated financial statements.
     Receivables. In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20). ASU 2010-20 requires companies to provide more information in their disclosures about the credit quality of their financing receivables such as aging information and credit quality indicators, and the credit reserves held against them. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. With the exception of disclosures relating to reporting period activity, ASU 2010-20 was effective for us on December 31, 2010. The disclosure requirements related to reporting period activity will be effective for us on January 1, 2011. Adoption of this standard did not have a material effect on our consolidated financial statements.

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
WGL Holdings, Inc.

(In thousands)	Dec 31, 2010	Sep 30, 2010

Accounts payable - trade	$304,274	$193,776
Employee benefits and payroll accruals	15,275	24,078
Other accrued liabilities	36,425	7,508

Total	$355,974	$225,362

Washington Gas Light Company

(In thousands)	Dec 31, 2010	Sep 30, 2010

Accounts payable - trade	$151,578	$100,608
Employee benefits and payroll accruals	14,454	22,322
Other accrued liabilities	8,056	4,428

Total	$174,088	$127,358

NOTE 3. SHORT-TERM DEBT

     WGL Holdings and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. We maintain revolving credit agreements to support our outstanding commercial paper and to permit short-term borrowing flexibility. Our policy is to maintain bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. The following is a summary of our committed credit available at December 31, 2010 and September 30, 2010.
Committed Credit Available (In millions)

As of December 31, 2010	WGL Holdings	Washington Gas	Total Consolidated

Committed credit agreements

Unsecured revolving credit facility, expires August 3, 2012 (a)	$400.0	$300.0	$700.0
Less: Commercial Paper	(76.0)	(17.2)	(93.2)

Net committed credit available	$324.0	$282.8	$606.8

As of September 30, 2010	WGL Holdings	Washington Gas	Total Consolidated

Committed credit agreements

Unsecured revolving credit facility, expires August 3, 2012 (a)	$400.0	$300.0	$700.0
Less: Commercial Paper	(57.0)	(43.4)	(100.4)

Net committed credit available	$343.0	$256.6	$599.6

(a) Both WGL Holdings and Washington Gas have the right to request extensions with the banks’ approval. WGL Holdings’ revolving credit facility permits it to borrow an additional $50 million, with the banks’ approval, for a total of $450 million. Washington Gas’ revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $400 million.
     At December 31, 2010 and September 30, 2010, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper supported by revolving credit facilities of $93.2 million and $100.4 million, respectively, at a weighted average interest rate of 0.32% and 0.31%, respectively. As of December 31, 2010 and September 30, 2010, respectively, there were no outstanding bank loans from WGL Holdings’ or Washington Gas’ revolving credit facilities.

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
     On December 3, 2010, Washington Gas issued $75.0 million of 5.21% fixed MTNs with a thirty year maturity due December 3, 2040. The estimated effective cost of the notes, including consideration of issuance fees and hedge costs, is 5.96%.
     At December 31, 2010, Washington Gas had the capacity, under a shelf registration to issue up to $375.0 million of additional MTNs. At December 31, 2010 and September 30, 2010, outstanding MTNs and private placement notes were $690.0 million and $615.0 million, respectively. At December 31, 2010 and September 30, 2010, the weighted average interest rate on all outstanding MTNs and private placement notes was 5.95% and 6.04%, respectively.
NOTE 5. COMMON SHAREHOLDERS’ EQUITY

     The tables below reflect the changes in “Common shareholders’ equity” for WGL Holdings and Washington Gas for the three months ended December 31, 2010.
WGL Holdings, Inc.
Components of Common Shareholders’ Equity

				Accumulated Other
	Common Stock	Paid-In	Retained	Comprehensive Loss,
(In thousands)	Amount	Capital	Earnings	Net of Taxes	Total

Balance at September 30, 2010	$543,121	$8,889	$609,956	$(8,571)	$1,153,395
Net income applicable to common stock	-	-	65,232	-	65,232
Post-retirement benefits adjustment, net of taxes	-	-	-	129	129

Comprehensive income					65,361
Stock-based compensation	5,200	(3,003)	-	-	2,197
Dividends declared:
Common Stock	-	-	(19,295)	-	(19,295)

Balance at December 31, 2010	$548,321	$5,886	$655,893	$(8,442)	$1,201,658

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Washington Gas Light Company
Components of Common Shareholders’ Equity

				Accumulated Other
	Common Stock	Paid-In	Retained	Comprehensive Loss,
(In thousands)	Amount	Capital	Earnings	Net of Taxes	Total

Balance at September 30, 2010	$46,479	$470,825	$486,143	$(8,571)	$994,876
Net income before preferred stock dividends	-	-	40,777	-	40,777
Post-retirement benefits adjustment, net of taxes	-	-	-	129	129

Comprehensive income					40,906
Stock-based compensation	-	226	-	-	226
Dividends declared:
Common Stock	-	-	(18,146)	-	(18,146)
Preferred Stock	-	-	(330)	-	(330)

Balance at December 31, 2010	$46,479	$471,051	$508,444	$(8,442)	$1,017,532

     WGL Holdings had 51,112,762 and 50,974,992 shares issued of common stock at December 31, 2010 and September 30, 2010, respectively. Washington Gas had 46,479,536 shares issued of common stock at both December 31, 2010 and September 30, 2010.
NOTE 6. COMPREHENSIVE INCOME

     The tables below reflect the components of “Comprehensive income” for the three months ended December 31, 2010 and 2009 for WGL Holdings and Washington Gas. Items that are excluded from “Net income” and charged directly to “Common shareholders’ equity” are recorded in “Other comprehensive income (loss), net of taxes.” The amount of “Accumulated other comprehensive loss, net of taxes” is included in “Common shareholders’ equity” (refer to Note 5—Common Shareholders’ Equity).
WGL Holdings, Inc.
Components of Comprehensive Income

	Three Months Ended
	December 31,

(In thousands)	2010	2009

Net income applicable to common stock	$65,232	$47,641

Other comprehensive income (loss), net of taxes (a)	129	(370)

Comprehensive income	$65,361	$47,271

(a) Amounts relate to postretirement benefits.

Washington Gas Light Company
Components of Comprehensive Income

	Three Months Ended
	December 31,

(In thousands)	2010	2009

Net income before preferred stock dividends	$40,777	$40,850

Other comprehensive income (loss), net of taxes (a)	129	(370)

Comprehensive income	$40,906	$40,480

(a) Amounts relate to postretirement benefits.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 7. EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for WGL Holdings for the three months ended December 31, 2010 and 2009.
Basic and Diluted EPS

	Net Income
	Applicable to		Per Share
(In thousands, except per share data)	Common Stock	Shares	Amount

Three Months Ended December 31, 2010
Basic EPS	$65,232	51,067	$1.28

Stock-based compensation plans	-	76

Diluted EPS	$65,232	51,143	$1.28

Three Months Ended December 31, 2009
Basic EPS	$47,641	50,241	$0.95

Stock-based compensation plans	-	188

Diluted EPS	$47,641	50,429	$0.94

     There were no anti-dilutive shares for the three months ended December 31, 2010 or 2009.
NOTE 8. INCOME TAXES

      As of December 31, 2010, our uncertain tax positions were approximately $23 million primarily due to our change in tax accounting for repair deductions in 2010. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to Washington Gas’ uncertain tax positions will significantly increase or decrease in the next 12 months due to the on-going audit of Washington Gas by the IRS with respect to the tax year related to its change in accounting method for repairs. At this time an estimate of the range of reasonably possible outcomes cannot be determined. As of December 31, 2010 and 2009, the effective tax rate was 39.7% and 38.9%, respectively.
      Under the provision of ASC Topic 740, Income Taxes, Washington Gas recognizes any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. During the three months ended December 31, 2010, we accrued $229,000 in expense for interest on uncertain tax positions. We had $210,000 of interest related to uncertain tax positions accrued as of September 30, 2010.
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
NOTE 9. DERIVATIVE AND WEATHER-RELATED INSTRUMENTS

     DERIVATIVE INSTRUMENTS
     Regulated Utility Operations
     Washington Gas enters into contracts related to the sale and purchase of natural gas that qualify as derivative instruments and are accounted for under ASC Topic 815. These derivative instruments are recorded at fair value on our balance sheet and Washington Gas does not designate any derivatives as hedges under ASC Topic 815. Washington Gas’ derivative contracts relate to: (i) Washington Gas’ asset optimization program, (ii) managing price risk associated with the purchase of gas to serve utility customers and (iii) managing interest rate risk.

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
     Regulatory sharing mechanisms in all three jurisdictions allow the profit from these transactions to be shared between Washington Gas’ shareholders and customers; therefore, any changes in fair value are recorded through earnings, or as regulatory assets or liabilities to the extent that gains and losses associated with these derivative instruments will be included in the rates charged to customers when they are realized. Valuation changes for the portion of net profits to be retained for shareholders may cause significant period-to-period volatility in earnings from unrealized gains and losses. This volatility does not change the locked-in operating margins that Washington Gas will ultimately realize from these transactions.
     All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas”. Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended December 31, 2010 and 2009 were losses of $1.8 million and $0.5 million, respectively, including unrealized losses of $9.8 million and $4.0 million, respectively.
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
     Non-Utility Operations
     WGEServices enters into certain derivative contracts as part of managing the price risk associated with the sale and purchase of natural gas and electricity to its retail customers. CEV enters into derivative contracts for the purpose of optimizing its storage assets as well as managing the transportation and storage assets on behalf of third parties. Derivative instruments are recorded at fair value on our consolidated balance sheets. Neither WGEServices nor CEV designate these derivatives as hedges under ASC Topic 815; therefore, changes in the fair value of these derivative instruments are reflected in the earnings of our retail energy-marketing segment. These derivatives may cause significant period-to-period volatility in earnings; however, this volatility will not change the operating margins that WGEServices and CEV will ultimately realize from the sales to their customers.
     Consolidated Operations
     In accordance with ASC 815, WGL Holdings offsets the fair value of derivative instruments against the right to reclaim or obligation to return collateral for derivative instruments executed under the same master netting arrangement. At December 31, 2010 and September 30, 2010, WGL Holdings had collateral receivables totaling $14.9 million and $36.0 million, respectively, which were not eligible to be offset under master netting arrangements.
     Reflected in the tables below is information for WGL Holdings as well as Washington Gas. The information for WGL Holdings includes derivative instruments for both utility and non-utility operations.
     At December 31, 2010 and September 30, 2010, respectively, the absolute notional amounts of our derivatives are as follows:

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Absolute Notional Amounts of Open Positions on Derivative instruments
	Notional Amounts

As of December 31, 2010

Derivative transactions	WGL Holdings	Washington Gas

Natural Gas(in millions of therms)
Asset Optimization	$1,364.0	$1,364.0
Retail sales	5.0	-
Other risk-management activities	590.4	172.6
Electricity (in kWh)
Retail sales	433.0	-
Other risk-management activities	$15,783.0	$-

As of September 30, 2010
Derivative transactions	WGL Holdings	Washington Gas

Natural Gas (in millions of therms)
Asset Optimization	$1,271.1	$1,271.1
Retail sales	5.0	-
Other risk-management activities	316.8	123.2
Electricity (in kWh)
Retail sales	1,417.0	-
Other risk-management activities	13,278.0	-
Interest Rate Swap (notional principal amount in millions)	$75.0	$75.0

          The following tables present the balance sheet classification for all derivative instruments as of December 31, 2010 and September 30, 2010, respectively.
WGL Holdings, Inc.
Balance Sheet Classification of Derivative Instruments

(In millions)
	Derivative	Derivative	Netting of
As of December 31, 2010	Assets	Liabilities	Collateral	Total

Current Assets - Derivatives and other	$26.2	$(10.0)	$-	$16.2
Deferred Charges and Other Assets - Derivatives and other	56.2	(32.4)	-	23.8
Current Liabilities - Derivatives and other	12.6	(46.3)	3.0	(30.7)
Deferred Credits - Derivatives and other	5.8	(33.7)	3.8	(24.1)

Total	$100.8	$(122.4)	$6.8	$(14.8)

As of September 30, 2010

Current Assets - Derivatives and other	$22.7	$(5.4)	$-	$17.3
Deferred Charges and Other Assets - Derivatives and other	85.1	(51.9)	-	33.2
Current Liabilities - Derivatives and other(*)	12.2	(67.5)	1.3	(54.0)
Deferred Credits - Derivatives and other	0.9	(30.2)	3.3	(26.0)

Total	$120.9	$(155.0)	$4.6	$(29.5)

(*)	includes interest rate swaps of ($11.6) million

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Washington Gas Light Company
Balance Sheet Classification of Derivative Instruments

(In millions)
	Derivative	Derivative	Netting of
As of December 31, 2010	Assets	Liabilities	Collateral	Total

Current Assets - Derivatives and other	$14.5	$(10.0)	$-	$4.5
Deferred Charges and Other Assets - Derivatives and other	46.7	(32.4)	-	14.3
Current Liabilities - Derivatives and other	6.8	(16.6)	-	(9.8)
Deferred Credits - Derivatives and other	4.0	(13.0)	-	(9.0)

Total	$72.0	$(72.0)	$-	$-

As of September 30, 2010

Current Assets - Derivatives and other	$12.4	$(5.4)	$-	$7.0
Deferred Charges and Other Assets - Derivatives and other	74.1	(51.9)	-	22.2
Current Liabilities - Derivatives and other(*)	7.2	(23.7)	-	(16.5)
Deferred Credits - Derivatives and other	0.2	(0.5)	-	(0.3)

Total	$93.9	$(81.5)	$-	$12.4

(*) includes interest rate swaps of ($11.6) million
     The following tables present all gains and losses associated with derivative instruments for the three months ended December 31, 2010 and 2009.
Gains and (Losses) on Derivative Instruments

			Washington Gas
	WGL Holdings, Inc.		Light Company
	December 31,		December 31,
(In millions)	2010	2009	2010	2009

Recorded to income

Operating revenues - non-utility	$(6.8)	$2.5	$-	$-

Utility cost of gas	(5.1)	1.5	(5.1)	1.5

Non-utility cost of energy-related sales	25.3	(3.2)	-	-

Recorded to regulatory assets/liabilities

Gas costs	(15.3)	(4.9)	(15.3)	(4.9)

Other	6.2	0.9	6.2	0.9

Total	$4.3	$(3.2)	$(14.2)	$(2.5)

     Certain of Washington Gas’ derivative instruments contain contract provisions that require collateral to be posted if the credit rating of Washington Gas’ debt falls below certain levels. Certain of WGEServices derivative instruments contain contract provisions that require collateral to be posted if the credit rating of WGL Holdings falls below certain levels or if counterparty exposure to WGEServices exceeds a certain level. Due to counterparty exposure levels, at December 31, 2010 and September 30, 2010, WGEServices’ had posted $0.1 million and $1.1 million, respectively, of collateral related to its derivative liabilities that contained credit-related contingent features. Washington Gas was not required to post any collateral at December 31, 2010 or September 30, 2010.
     The following tables show the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required to be posted related to the net fair value of our derivative instruments if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on December 31, 2010 and September 30, 2010, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Potential Collateral Requirements for Derivative Liabilities
with Credit-risk-Contingent Features

(In millions)	WGL Holdings	Washington Gas

As of December 31, 2010

Derivative liabilities with credit-risk-contingent features	$90.1	$56.2

Maximum potential collateral requirements	36.8	5.8

As of September 30, 2010

Derivative liabilities with credit-risk-contingent features	$111.3	$54.6

Maximum potential collateral requirements	67.5	12.3

     Washington Gas, WGEServices, and CEV do not enter into derivative contracts for speculative purposes.
     Concentration of Credit Risk
     Washington Gas, WGEServices and CEV are exposed to credit risk associated with agreements with wholesale counterparties that are accounted for as derivative instruments. We have credit policies in place that are designed to mitigate credit risk associated with wholesale counterparties through a requirement for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. For certain counterparties or their guarantors that meet this policy’s credit worthiness criteria, Washington Gas, WGEServices, and CEV grant unsecured credit which is continuously monitored. Additionally, our agreements with wholesale counterparties contain netting provisions which allow the receivable and payable exposure to/from each counterparty to be offset. At December 31, 2010, two counterparties each represented over 10.0% of Washington Gas’ credit exposure to wholesale derivative counterparties, for a total credit risk of $15.0 million. Our non-utility operations had three counterparties, each representing over 10.0% of their combined credit exposure to wholesale counterparties for a total credit risk of $9.6 million at December 31, 2010.
     WEATHER-RELATED INSTRUMENTS
     Regulated Utility Operations
     On September 24, 2010, Washington Gas executed heating degree day (HDD) weather derivatives to manage its financial exposure to variations from normal weather in the District of Columbia for fiscal year 2011. Washington Gas purchased protection against net revenue shortfalls due to warmer-than-normal weather and sold colder weather benefits. Washington Gas elected to value all weather derivatives at fair value.
     During the three months ended December 31, 2010 and 2009, Washington Gas recorded pre-tax losses of $1.5 million and $1.4 million, respectively. Gains and losses associated with Washington Gas’ weather-related instruments are recorded to “Operation and maintenance” expense.
     Non-Utility Operations
     WGEServices utilizes weather-related derivatives for managing the financial effects of weather risks. These derivatives cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts provide for payment to WGEServices of a fixed-dollar amount for every degree day over or under specific levels during the calculation period, depending upon the type of contract executed. For the three months ended December 31, 2010 and 2009, WGEServices recorded pretax expenses of $1.9 million and $0.3 million, respectively, related to these derivatives these expenses are included in the non-utility cost of energy-related sales on the accompanying consolidated statements of income of WGL Holdings, Inc.
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
     Level 1. Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. Level 1 assets and liabilities primarily include exchange traded derivatives and securities. At December 31, 2010, we do not have any financial assets or liabilities in this category.
     Level 2. Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs that are corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions including: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At December 31, 2010, Level 2 financial assets and liabilities included non-exchange traded energy-related derivatives such as financial swaps and options and physical forward contracts for deliveries at active market locations.
     Level 3. Level 3 of the fair value hierarchy consists of assets or liabilities that are valued using significant unobservable inputs at the reporting date. These unobservable assumptions reflect our assumptions about estimates that market participants would use in pricing the asset or liability, including historical volatility and pricing data when delivery is to inactive market locations. These inputs may be used with industry standard valuation methodologies that result in our best estimate of fair value for the assets or liabilities at the reporting date. At December 31, 2010, OTC derivative assets and liabilities in this category included: (i) physical contracts valued with significant basis adjustments to observable market data when delivery is to inactive market locations; (ii) long-dated positions where observable pricing is not available over the life of the contract; (iii) contracts valued using historical volatility assumptions and (iv) valuations using indicative broker quotes for inactive market locations. Additionally, at December 31, 2010 and September 30, 2010, respectively, financial instruments included weather derivatives valued using unobservable market data.
     The following table sets forth financial instruments recorded at fair value as of December 31, 2010 and September 30, 2010. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
WGL Holdings, Inc.
Fair Value Measurements Under the Fair Value Hierarchy

(In millions)	Level 1	Level 2	Level 3	Total

At December 31, 2010

Assets
Natural gas related derivatives	$-	$38.1	$36.7	$74.8
Electricity related derivatives	-	1.2	24.8	26.0
Weather derivative	-	-	0.9	0.9

Total Assets	$-	$39.3	$62.4	$101.7

Liabilities
Natural gas related derivatives	$-	$(41.8)	$(41.0)	$(82.8)
Electricity related derivatives	-	(5.0)	(34.6)	(39.6)
Weather derivative	-	-	(2.9)	(2.9)

Total Liabilities	$-	$(46.8)	$(78.5)	$(125.3)

At September 30, 2010

Assets
Natural gas related derivatives	$-	$39.1	$57.2	$96.3
Electricity related derivatives	-	-	24.6	24.6
Weather derivative	-	-	1.6	1.6

Total Assets	$-	$39.1	$83.4	$122.5

Liabilities
Natural gas related derivatives	$-	$(42.1)	$(45.3)	$(87.4)
Electricity related derivatives	-	(10.4)	(45.6)	(56.0)
Interest rate swaps	-	(11.6)	-	(11.6)
Weather derivative	-	-	(2.1)	(2.1)

Total Liabilities	$-	$(64.1)	$(93.0)	$(157.1)

Washington Gas Light Company
Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total

At December 31, 2010

Assets
Natural gas related derivatives	$-	$35.7	$36.3	$72.0
Weather derivatives	-	-	0.9	0.9

Total Assets	$-	$35.7	$37.2	$72.9

Liabilities
Natural gas related derivatives	$-	$(34.7)	$(37.3)	$(72.0)
Weather derivatives	-	-	(2.9)	(2.9)

Total Liabilities	$-	$(34.7)	$(40.2)	$(74.9)

At September 30, 2010

Assets
Natural gas related derivatives	$-	$37.3	$56.6	$93.9
Weather derivatives	-	-	1.6	1.6

Total Assets	$-	$37.3	$58.2	$95.5

Liabilities
Natural gas related derivatives	$-	$(29.0)	$(40.9)	$(69.9)
Interest rate swaps	-	(11.6)	-	(11.6)
Weather derivatives	-	-	(2.1)	(2.1)

Total Liabilities	$-	$(40.6)	$(43.0)	$(83.6)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the fair value hierarchy at the fair value as of the beginning of the reporting period. During the year ended September 30, 2010, a $2.0 million fair value liability related to Washington Gas’ weather derivative was transferred from level 2 to level 3 in the fair value hierarchy and a $0.9 million liability was transferred from level 3 to level 2 related to this derivative. These transfers reflected changes in the level of unobservable market inputs used to value the instrument. There were no other transfers during the reported periods.
     The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the three month periods ended December 31, 2010 and 2009, respectively.
Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	WGL Holdings	Washington Gas

Three Months Ended December 31, 2010

Balance at October 1, 2010	$(9.6)	$15.2
Realized and unrealized gains (losses)
Recorded to income	(4.3)	(5.6)
Recorded to regulatory assets - gas costs	(12.6)	(12.6)
Purchases and settlements, net	10.4	-

Balance at December 31, 2010	$(16.1)	$(3.0)

Three Months Ended December 31, 2009

Balance at October 1, 2009	$(27.6)	(6.3)
Realized and unrealized gains (losses)
Recorded to income	(16.6)	(1.6)
Recorded to regulatory assets - gas costs	(2.5)	(2.5)
Transfers in and/or out of Level 3(a)	(2.1)	(2.1)
Purchases and settlements, net	10.4	1.2

Balance at December 31, 2009	$(38.4)	$(11.3)

(a)	Represents weather derivative.
   The tables below sets forth the line items on the Statements of Income of the amounts recorded to income for the three months ended December 31, 2010, and 2009, respectively, related to fair value measurements using significant level 3 inputs.
Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements

	Three Months Ended December 31,
	WGL Holdings		Washington Gas
(In millions)	2010	2009	2010	2009

Operating revenues — non-utility	$(5.3)	$2.5	$-	$-
Utility cost of gas	(4.1)	(0.2)	(4.1)	(0.2)
Non-utility cost of energy-related sales	6.6	(18.9)	-	(1.4)
Operation and maintenance expense	(1.5)	-	(1.5)	-

Total	$(4.3)	$(16.6)	$(5.6)	$(1.6)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Unrealized gains (losses) for the three months ended December 31, 2010 and 2009, respectively, attributable to financial instruments measured using significant Level 3 inputs were recorded as follows:
Unrealized Gains (Losses) Recorded for Level 3 Measurements

	WGL Holdings		Washington Gas
(In millions)	2010	2009	2010	2009

Recorded to income
Operating revenues - non-utility	$0.3	$6.0	$-	$-
Utility cost of gas	(4.1)	(0.1)	(4.1)	(0.1)
Non-utility cost of energy-related sales	7.0	(7.9)	-	(1.4)
Operation and maintenance expense	(1.5)	-	(1.5)	-
Recorded to regulatory assets - gas costs	(12.6)	(2.8)	(12.6)	(2.8)

Total	$(10.9)	$(4.8)	$(18.2)	$(4.3)

   The following table presents the carrying amount and estimated fair value of our long-term debt at December 31, 2010 and September 30, 2010, respectively. The carrying amount of any other financial instruments in current assets and current liabilities approximates fair value because of the short-term maturity of these instruments, and therefore are not shown in the table below.
Fair Value of Financial Instruments

	December 31, 2010
(In millions)	Carrying Amount	Fair Value

Long-term debt (a)	$637.9	$718.6

	September 30, 2010
	Carrying Amount	Fair Value

Long-term debt (a)	$592.9	$716.5

(a) Excludes current maturities and unamortized discounts.
   Washington Gas’ long-term debt is not actively traded. The fair value of long-term debt was estimated based on the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for Washington Gas’ credit quality.

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
     With approximately 89% of WGL Holdings’ consolidated total assets, the regulated utility segment is our core business and comprises Washington Gas and Hampshire. The regulated utility segment, through Washington Gas, provides regulated gas distribution services (including the sale and delivery of natural gas, meter reading, responding to customer inquiries, bill preparation and the construction and maintenance of its natural gas distribution system) to customers primarily in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia. Hampshire, an underground natural gas storage company that is regulated under a cost of service tariff by the Federal Energy Regulatory Commission (FERC), provides services exclusively to Washington Gas.
     Through WGEServices, the retail energy-marketing segment sells natural gas and electricity directly to retail customers, both inside and outside of Washington Gas’ traditional service territory, in competition with regulated utilities and unregulated gas and electricity marketers. Through WGESystems, the design-build energy systems segment provides design-build energy efficient and sustainable solutions to government and commercial clients under construction contracts.
     Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations as presented below in the Operating Segment Financial Information. These activities include the operations of Capitol Energy Ventures Corp (CEV), a non-utility wholesale energy company that engages in acquiring and optimizing natural gas storage and transportation assets and WGSW, Inc., a holding company formed to invest in solar photovoltaic power generating facilities. Transactions classified in “Other Activities” primarily consist of administrative costs associated with WGL Holdings and Washington Gas Resources and the results of CEV’s unrealized gains on energy-related derivatives.
     The same accounting policies applied in preparing our consolidated financial statements, as discussed in Note 1—Accounting Policies, also apply to the reported segments. While net income or loss applicable to common stock is the primary criterion for measuring a segment’s performance, we also evaluate our operating segments based on other relevant factors, such as penetration into their respective markets and return on equity. The following tables present operating segment information for the three months ended December 31, 2010 and 2009.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information
		Non-Utility Operations
			Design-Build
	Regulated	Retail Energy-	Energy	Other
(In thousands)	Utility	Marketing	Systems	Activities	Eliminations	Consolidated

Three Months Ended December 31, 2010

Operating Revenues (a)	$418,376	$379,397	$6,955	$228	$(9,082)	$795,874

Operating Expenses:
Cost of energy-related sales	217,703	323,152	5,640	-	(9,082)	537,413
Operation	52,951	12,444	1,073	826	-	67,294
Maintenance	10,274	-	-	-	-	10,274
Depreciation and amortization	22,415	211	18	-	-	22,644
General taxes and other assessments:
Revenue taxes	25,921	882	-	-	-	26,803
Other	12,491	1,128	42	8	-	13,669

Total Operating Expenses	341,755	337,817	6,773	834	(9,082)	678,097

Operating Income	76,621	41,580	182	(606)	-	117,777
Other Income (Expenses)-Net	877	14	5	44	(52)	888
Interest Expense	9,922	44	-	32	(52)	9,946
Income Tax Expense	26,562	16,731	73	(209)	-	43,157
Dividends on Washington Gas preferred stock	330	-	-	-	-	330

Net Income Applicable to Common Stock	$40,684	$24,819	$114	$(385)	$-	$65,232

Total Assets	$3,578,931	$389,849	$17,254	$186,981	$(144,757)	$4,028,258

Capital Expenditures/Investments	$32,397	$90	$8	$-	$-	$32,495

Three Months Ended December 31, 2009

Operating Revenues (a)	$398,864	$333,524	$3,362	$5	$(8,332)	$727,423

Operating Expenses:
Cost of energy-related sales	205,609	310,499	2,706	-	(8,332)	510,482
Operation	51,962	8,781	959	603	-	62,305
Maintenance	11,211	-	-	-	-	11,211
Depreciation and amortization	23,974	173	16	-	-	24,163
General taxes and other assessments:
Revenue taxes	17,407	614	-	-	-	18,021
Other	12,460	890	40	9	-	13,399

Total Operating Expenses	322,623	320,957	3,721	612	(8,332)	639,581

Operating Income (Loss)	76,241	12,567	(359)	(607)	-	87,842
Other Income (Expenses)-Net	281	19	10	120	(61)	369
Interest Expense	9,701	59	-	58	(61)	9,757
Income Tax Expense (Benefit)	25,795	5,020	(137)	(195)	-	30,483
Dividends on Washington Gas preferred stock	330	-	-	-	-	330

Net Income (Loss) Applicable to Common Stock	$40,696	$7,507	$(212)	$(350)	$-	$47,641

Total Assets	$3,262,330	$365,295	$18,303	$129,959	$(171,031)	$3,604,856

Capital Expenditures/Investments	$26,688	$2,233	$27	$-	$-	$28,948

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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 12. RELATED PARTY TRANSACTIONS

     WGL Holdings and its subsidiaries engage in transactions among each other during the ordinary course of business. Intercompany transactions and balances have been eliminated from the consolidated financial statements of WGL Holdings. Washington Gas provides accounting, treasury, legal and other administrative and general support to affiliates, consistent with jurisdictional regulatory rules, and files consolidated tax returns that include affiliated taxable transactions. The actual costs of these services are billed to the appropriate affiliates and, to the extent such billings are not yet paid, they are reflected in “Receivables from associated companies” on Washington Gas’ balance sheets. Washington Gas assigns or allocates these costs directly to its affiliates and, therefore, does not recognize revenues or expenses associated with providing these services.
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
     At December 31, 2010 and September 30, 2010, the Washington Gas balance sheets reflected receivables from associated companies of $3.2 million and $1.9 million, respectively. At December 31, 2010 and September 30, 2010, the Washington Gas balance sheets reflected payables to associated companies of $25.4 million and $9.2 million, respectively, related to the activities described above.
     Additionally, Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGEServices. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services and the related sales and purchases of natural gas, Washington Gas charged WGEServices, an affiliated energy marketer, $9.1 million and $8.3 million for the three months ended December 31, 2010 and 2009, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.
     As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGEServices has recognized an accounts receivable from Washington Gas in the amount of $1.9 million and $2.3 million at December 31, 2010 and September 30, 2010, respectively, related to an imbalance in gas volumes. Due to regulatory requirements, these receivables are not eliminated in the consolidated financial statements of WGL Holdings.
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
     District of Columbia Jurisdiction
     Revenue Normalization Adjustment. On December 21, 2009, Washington Gas filed a revised tariff application seeking approval of a Revenue Normalization Adjustment (RNA), a sales adjustment mechanism that decouples Washington Gas’ non-gas revenues from actual delivered volumes of gas. On December 22, 2009, the DC OPC filed a motion requesting that the District of Columbia Public Service Commission (PSC of DC) establish public hearing procedures to examine the merits of Washington Gas’ RNA application. Washington Gas filed an opposition to the DC OPC’s motion on January 4, 2010. The PSC of DC issued an order on January 19, 2010 granting the DC OPC’s motion for evidentiary hearing and initiated an evidentiary proceeding to consider issues surrounding Washington Gas’ tariff application. On April 2, 2010, the PSC of DC issued an order designating issues to be addressed and establishing a procedural schedule for the case. Washington Gas filed supplemental testimony on April 13, 2010. The DC OPC, the District of Columbia Office of the Environment (DC Government) and the Apartment and Office Building Association of Metropolitan Washington (AOBA) filed direct testimony on May 17, 2010.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Washington Gas filed rebuttal testimony on June 29, 2010. Evidentiary hearings were held on July 27-29, 2010. Initial briefs were filed on August 13, 2010, and reply briefs were submitted on August 26, 2010. On December 17, 2010 the Commission issued an order denying Washington Gas’ application for an RNA stating that the RNA should be considered in the context of a base rate case proceeding. Washington Gas filed an Application for Reconsideration on January 18, 2011. The matter is pending.
     Affiliate Transactions Code of Conduct. On February 1, 2011, the PSC of DC issued an order adopting rules governing affiliate transactions code of conduct for regulated energy utilities and their affiliates. Included among the regulations are limitations on joint marketing with core service affiliates, and disclosure of customer-specific information, as well as restrictions on (i) favorable treatment of affiliates, (ii) the provision of loans and loan guarantees by the utility to an affiliate, and (iii) sharing and temporary assignment of electric company employees with an affiliate. These regulations also require the energy utilities to file Cost Allocation Manuals with the PSC of DC demonstrating how they allocate and account for shared services with their affiliates. These rules will go into effect upon publication in the D.C. Register.
     Maryland Jurisdiction
     Order on and Reviews of Purchased Gas Charges. Each year, the Public Service Commission of Maryland (PSC of MD) reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’ purchased gas costs are reasonable.
     The PSC of MD held a hearing on March 25, 2010 related to Washington Gas’ purchased gas charges for the twelve month period ended August 31, 2009. The parties filed initial briefs on April 30, 2010 and reply briefs on May 21, 2010. The Staff of the PSC of MD and the MD OPC are challenging a portion of Washington Gas’ gas costs averring that Washington Gas did not have authority under its tariff to satisfy in cash its obligation (cash-out) for over-deliveries by suppliers over the 12-months ended March 2009 and also asserting that Washington Gas used an “excessive price” as the cash-out price. The PSC of MD Staff recommends that a second phase to the proceeding be initiated to investigate these assertions. Washington Gas has objected to both these assertions. Discovery and testimony were filed in the case, and a hearing was held on March 25, 2010. The MD OPC has taken a position that $2.1 million of gas costs related to the purchase of competitive service provider (CSP) inventory included in the purchased gas charge should be disallowed. Briefs were filed April 30, 2010, and reply briefs were filed May 21, 2010. A proposed order was issued by the Hearing Examiner on August 25, 2010, finding that under the tariff, Washington Gas should have resolved supplier over-deliveries during the review period by adjusting future delivery volumes by suppliers, rather than by cash-out. The proposed order directed Washington Gas to refund to customers the excess costs paid to suppliers as a result of the cash-out of supplier over-deliveries. The proposed order also directed Washington Gas to present an “exact calculation” of the excess amount paid to suppliers in accordance with the methodology proposed by the MD OPC. The MD OPC had estimated the amount of the excess costs to Maryland ratepayers to be approximately $2.1 million. The proposed order directs Washington Gas to credit $2.1 million to the actual cost adjustment (ACA) as recommended by MD OPC. The Staff of the PSC of MD and Washington Gas filed notices of appeal of the proposed order on September 23 and 24, 2010, respectively, and memorandums on appeal on October 1 and 4, 2010, respectively. A Commission decision is pending.
     Investigation of Asset Management and Gas Purchase Practices. On July 24, 2008, the Office of Staff Counsel of the PSC of MD submitted a petition to the PSC of MD to establish an investigation into Washington Gas’ asset management program and cost recovery of its gas purchases. On September 4, 2008, the PSC of MD docketed a new proceeding to consider the issues raised in the petition filed by the Staff. In accordance with the procedural schedule, Washington Gas filed direct testimony on November 21, 2008; direct testimony by intervening parties was filed on February 4, 2009, and Washington Gas’ rebuttal testimony was filed March 11, 2009. A public hearing was held on March 19, 2009. Initial briefs were filed by Washington Gas and other parties on June 25, 2009. Reply briefs were filed on August 3, 2009.
     On November 2, 2009, the Chief Hearing Examiner of the PSC of MD issued a Proposed Order of Hearing Examiner (POHE) which supports Washington Gas’ move to self-optimization of its gas assets, concluding that “the evidence on the record in this case is overwhelming that Washington Gas’ decision to transition to self-management has in fact been prudent and resulted in substantial rate benefits...” The POHE approved Washington Gas’ proposal for the sharing of margins from asset optimization between Washington Gas and customers based on a graduated, tiered approach. The POHE directed Washington Gas to pass credits to customers through the PGC provision.
     The POHE approved Washington Gas’ current methodology for pricing storage injections. However, the POHE stated that the parties will have 60 days from the date of a final order in the case to suggest any alternative pricing methods. The POHE also directed Washington Gas to consult with the other parties to develop greater transparency and separate accounting or tracking of asset optimization activities and to provide a proposal or report within 60 days after a final order is issued.

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
     Review of Washington Gas’ 2009-2013 Gas Portfolio Plan. On March 19, 2009, the PSC of MD docketed a proceeding to review Washington Gas’ 2009—2013 Gas Portfolio Plan, specifically noting Washington Gas’ plans to build an on-system peaking facility on the grounds of the decommissioned Chillum gas storage holders in Chillum, Maryland. Upon consideration of a motion to combine review of Washington Gas’ Gas Portfolio Plans, on January 6, 2010, the PSC of MD consolidated this proceeding with Washington Gas’ 2010—2014 Gas Portfolio Plan, which was filed on November 17, 2009. Washington Gas announced on May 6, 2010, that it projected a new in-service date for the on-system peaking facility: the 2015-2016 winter heating season. As a result, the Hearing Examiner ruled that the facility is not subject to review as part of the Gas Portfolio Plans being considered in the current proceeding, which had a term from 2010—2014. The Hearing Examiner subsequently approved Washington Gas’ portfolio plan, including the reserve margins reflected in the Washington Gas’ energy acquisition planning. Initial briefs were filed on August 13, 2010 and reply briefs were filed on September 17, 2010. On October 27, 2010, the Hearing Examiner issued a proposed order. The Hearing Examiner found:
(i)	the Gas Portfolio Plan proposed by Washington Gas for years 2009-2013 and 2010-2014 are reasonable;

(ii)	the design day forecasts contained in Washington Gas’ plans are correct and reasonable in determining the design day requirement;

(iii)	a reserve margin proposed by Washington Gas of 5.0% to 6.5% continues to be reasonable and that

(iv)	some additional information should be filed along with all future plans.
     The proposed order became final on November 30, 2010 as it was not appealed by any party.
     Virginia Jurisdiction
     Conservation and Ratemaking Efficiency Plan. On September 29, 2009, Washington Gas filed with the Virginia State Corporation Commission (SCC of VA) an application which included a portfolio of conservation and energy efficiency programs, an associated cost recovery provision, and a decoupling mechanism which will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts. An evidentiary hearing in the proceeding was held on February 9, 2010. On March 26, 2010 the SCC of VA issued an Order approving a decoupling rate mechanism for residential customers and six residential energy efficiency programs and the cost recovery mechanism for those programs. Washington Gas filed compliance tariffs with the Staff of the SCC of VA on April 19, 2010 to implement the Conservation and Ratemaking Efficiency Plan on May 1, 2010. Washington Gas began applying the decoupling mechanism in Virginia in its July billings for residential customers consistent with the Commission’s approval. On July 22, 2010, Washington Gas filed an amendment to the CARE Plan to include small commercial and industrial customers in Virginia. The application included a portfolio of conservation and energy efficiency programs, an associated cost recovery provision and a decoupling mechanism and will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts. In accordance with the procedural schedule established for the proceeding, the Staff of the SCC of VA filed its report on September 13, 2010 and Washington Gas filed its response to the staff report on September 24, 2010. On November 18, 2010, the Commission issued an order that denied Washington Gas’ application. The Commission found that Washington Gas’ current tariff and its underlying class cost of service and revenue apportionment studies do not segregate small versus large customers and that only small customers qualify under the CARE Plan legislation. The Commission stated that Washington Gas could amend the underlying tariff and studies in connection with its required February 1, 2011 base rate case filing.
     On January 31, 2011, Washington Gas filed a request for a base rate increase of $29.6 million and proposed that the new rates go into effect subject to refund on October 1, 2011. As part of its base rate case filing, Washington Gas proposed revisions to its underlying tariff for large commercial customers consistent with the Commission orders in its CARE Plan.

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
     Effective October 1, 2007, the SCC of VA approved the implementation of a PBR plan through the acceptance of a settlement stipulation, which includes: (i) a four-year base rate freeze; (ii) service quality measures to be determined in conjunction with the Staff of the SCC of VA and reported quarterly for maintaining a safe and reliable natural gas distribution system while striving to control operating costs; (iii) recovery of initial implementation costs associated with achieving Washington Gas’ business process outsourcing (BPO) initiatives over the four-year period of the PBR plan and (iv) an ESM that enables Washington Gas to share with shareholders and Virginia customers the earnings that exceed a target of 10.5% return on equity. The calculation of the ESM excludes $2.4 million of asset management revenues that are being refunded to customers as part of a new margin sharing agreement in Virginia.
     On January 28, 2010, Washington Gas indicated in its annual information filing that there was no ESM liability for fiscal year 2009. On June 30, 2010, the SCC of VA accepted the Staff’s report and agreed that there was no ESM liability for fiscal year 2009.
     Based on the results reflected in the annual information filing, Washington Gas has recorded a regulatory asset of approximately $0.5 million of previously expensed hexane costs and on June 23, 2010 filed an application with the SCC of VA requesting the authority to bill the cost of this hexane to customers in accordance with the provision of the Settlement Stipulation in the last rate proceeding. On July 22, 2010, the Commission issued an Order for Notice and Comment in this proceeding. Washington Gas filed direct testimony on August 18, 2010 and the Staff issued its report on October 20, 2010. The Staff found that Washington Gas’ request to recover $0.5 million of hexane costs would not result in earnings exceeding Washington Gas’ 10% allowed return on average common equity threshold and therefore Washington Gas should be allowed to bill the amounts. Washington Gas filed its response to the Staff’s Report on November 4, 2010. On December 15, 2010, the SCC of VA issued an Order approving Washington Gas’ proposed billing of the cost of hexane.
     On January 31, 2011, Washington Gas indicated in its annual information filing that there was no ESM liability for fiscal year 2010. The matter is pending before the Commission.
     On November 16, 2007, the PSC of MD issued a final order in a rate case, which established a phase-two proceeding to review Washington Gas’ request to implement a PBR plan and issues raised by the parties associated with Washington Gas’ BPO agreement. On September 4, 2008, a proposed order of the Hearing Examiner was issued in this phase-two proceeding. Consistent with Washington Gas’ current accounting methodology, the proposed order approved 10-year amortization accounting for initial implementation costs related to Washington Gas’ BPO plan. At December 31, 2010 and September 30, 2010, we had recorded a regulatory asset of $6.2 million and $6.4 million, respectively, net of amortization, related to initial implementation costs allocable to Maryland associated with our BPO plan. Washington Gas’ application seeking approval of a PBR plan was denied. Additionally, the proposed order (i) directs Washington Gas to obtain an independent management audit related to BPO issues raised in the phase-two proceeding and (ii) directs the initiation of a collaboration process in which Washington Gas is directed to engage in discussions with the MD Staff, the OPC and interested parties to develop appropriate customer service metrics and a periodic form for reporting results similar to the metrics filed by Washington Gas as part of the approved settlement in Virginia. Aspects of this proposed order were appealed by the parties in November 2008. A final decision by the PSC of MD is pending.
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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     NON-UTILITY OPERATIONS
     Construction Project Financing
     To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’ customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a note receivable representing its customers’ obligations to remit principal and interest and a long-term note payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the note receivable to the lender and removes both the note receivable and the long-term financing from its financial statements. As of December 31, 2010, work on these construction projects that was not completed or accepted by customers was valued at $4.8 million, which is recorded on the balance sheet as a note receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Once the project is accepted by the customer, the lender will have no recourse against Washington Gas related to this long-term debt.
     Financial Guarantees
     WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At December 31, 2010, these guarantees totaled $561.2 million. WGL Holdings has also guaranteed certain purchase commitments of its CEV subsidiary. At December 31, 2010, these guarantees totaled $78.8 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from counterparties when required by our credit policy. WGL Holdings also issued guarantees totaling $3.0 million at December 31, 2010 on behalf of certain of our non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $643.0 million, $2.5 million expired on January 31, 2011, $49.1 million are due to expire on October 31, 2011 and $36.0 million is due to expire on December 31, 2011. The remaining guarantees do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
NOTE 14. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

     The following tables show the components of net periodic benefit costs (income) recognized in our financial statements during the three months ended December 31, 2010 and 2009:

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended December 31,
	2010		2009
	Pension	Health and	Pension	Health and
(In thousands)	Benefits	Life Benefits	Benefits	Life Benefits

Components of net periodic benefit costs (income)
Service cost	$3,033	$1,856	$2,482	$1,648
Interest cost	10,323	6,278	10,814	6,331
Expected return on plan assets	(11,136)	(4,638)	(11,755)	(4,605)
Amortization of prior service cost	268	(980)	270	(1,005)
Amortization of actuarial loss	3,670	2,809	1,088	2,195
Amortization of transition obligation	-	272	-	272

Net periodic benefit cost	6,158	5,597	2,899	4,836

Amount allocated to construction projects	(745)	(858)	(270)	(769)
Amount deferred as regulatory asset/liability - net	(1,785)	535	(1,304)	505
Other	-	-	7	-

Amount charged to expense	$3,628	$5,274	$1,332	$4,572

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
     During fiscal year 2011, Washington Gas expects to make contributions totaling $29.6 million to its qualified pension plan.
NOTE 15. SUBSEQUENT EVENTS

     On January 31, 2011, Washington Gas filed a request for a base rate increase of $29.6 million and proposed that the new rates go into effect subject to refund on October 1, 2011. As part of its base rate case filing, Washington Gas proposed various billing, rate design and other proposals, including revisions to its underlying tariff for large commercial customers consistent with the SCC of VA orders in its CARE Plan. Refer to the Washington Gas 8-K filing on February 3, 2011.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) analyzes the financial condition, results of operations and cash flows of WGL Holdings, Inc. (WGL Holdings) and its subsidiaries and should be read in conjunction with our unaudited financial statements and the accompanying notes in this quarterly report, as well as our combined Annual Report on Form 10-K for WGL Holdings and Washington Gas Light Company (Washington Gas) for the fiscal year ended September 30, 2010 (2010 Annual Report). Except where the content clearly indicates otherwise, “WGL Holdings,” “we,” “us” or “our” refers to the holding company or the consolidated entity of WGL Holdings and all of its subsidiaries.
     Management’s Discussion is divided into the following two major sections:
•	WGL Holdings—This section describes the financial condition and results of operations of WGL Holdings and its subsidiaries on a consolidated basis. It includes discussions of our regulated and non-utility operations. WGL Holdings’ operations are derived from the results of Washington Gas and Hampshire Gas Company (Hampshire) and the results of our non-utility operations.

•	Washington Gas—This section describes the financial condition and results of operations of Washington Gas, a wholly owned subsidiary that comprises the majority of our regulated utility segment.
     Both sections of Management’s Discussion—WGL Holdings and Washington Gas—are designed to provide an understanding of our operations and financial performance and should be read in conjunction with the respective company’s financial statements and the combined Notes to Consolidated Financial Statements in this quarterly report.
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
     Regulated Utility. With approximately 89% of our consolidated total assets, the regulated utility segment consists of Washington Gas and Hampshire. Washington Gas, a wholly owned subsidiary of WGL Holdings, delivers natural gas to retail customers in accordance with tariffs approved by the regulatory commissions that have jurisdiction over Washington Gas’ rates. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third party marketers.
     The rates charged to utility customers, are designed to recover Washington Gas’ operating expenses and natural gas commodity costs and to provide a return on its investment in the net assets used in its firm gas sales and delivery service. Washington Gas recovers the cost of the natural gas to serve firm customers through the gas cost recovery mechanisms as approved in jurisdictional tariffs. Any difference between the firm customer gas costs incurred and the gas costs recovered from those firm customers is deferred on the balance sheet as an amount to be collected from or refunded to customers in future periods. Therefore, increases or decreases in the cost of gas associated with sales made to firm customers have no direct effect on Washington Gas’ net revenues and net income.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Washington Gas’ asset optimization program utilizes Washington Gas’ storage and transportation capacity resources when those assets are not fully utilized to physically serve utility customers. The objective of this program is to derive a profit to be shared with its utility customers (refer to the section entitled “Market Risk” for further discussion of our asset optimization program) by entering into commodity-related physical and financial contracts with third parties. Unless otherwise noted, therm deliveries shown related to Washington Gas or the regulated utility segment do not include therm deliveries related to our asset optimization program.
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
     Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations as presented below in the Operating Segment Financial Information. These activities include the operations of Capitol Energy Ventures Corp. (CEV), a non-utility wholesale energy company that engages in acquiring and optimizing natural gas storage and transportation assets and WGSW, Inc., a holding company formed to invest in solar photovoltaic power generating facilities. Transactions classified in “Other Activities” primarily consist of administrative costs associated with WGL Holdings and Washington Gas Resources and the results of CEV’s unrealized losses on energy-related derivatives.
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

• labor contracts, including labor and benefit costs; and

• changes in accounting principles.
     For further discussion of the factors listed above, refer to Management’s Discussion within the 2010 Annual Report. Also, refer to the section entitled “Safe Harbor for Forward-Looking Statements” included in this quarterly report for a listing of forward-looking statements related to factors affecting WGL Holdings and Washington Gas.
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
     For a description of these critical accounting policies, refer to Management’s Discussion within the 2010 Annual Report. Refer to Note 1 of the Notes to Consolidated Financial Statements in this quarterly report for a discussion of newly implemented accounting policies.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
WGL HOLDINGS, INC.
     RESULTS OF OPERATIONS — Three Months Ended December 31, 2010 vs. December 31, 2009
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
     Summary Results
     WGL Holdings reported net income applicable to common stock of $65.2 million, or $1.28 per share, for the three months ended December 31, 2010 over net income applicable to common stock of $47.6 million, or $0.94 per share, reported for the three months ended December 31, 2009.
     The comparison of results for the three month period ended December 31, 2010 compared to the same period of the prior fiscal year primarily reflects an increase in earnings from the retail-energy marketing segment.
     The following table summarizes our net income (loss) applicable to common stock by operating segment for the three months ended December 31, 2010 and 2009.

Net Income (Loss) by Operating Segment
	Three Months Ended
	December 31,		Increase/
(In millions)	2010	2009	(Decrease)

Regulated Utility	$40.7	$40.7	$-
Non-utility operations:
Retail Energy-Marketing	24.8	7.5	17.3
Design-Build Energy Systems	0.1	(0.2)	0.3
Other, principally non-utility activities	(0.4)	(0.4)	-

Total non-utility	24.5	6.9	17.6

Net income applicable to common stock	$65.2	$47.6	$17.6

EARNINGS PER AVERAGE COMMON SHARE
Basic	$1.28	$0.95	$0.33

Diluted	$1.28	$0.94	$0.34

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
Regulated Utility Operating Results
   The following table summarizes the regulated utility segment’s operating results for the three months ended December 31, 2010 and 2009.

Regulated Utility Operating Results
	Three Months Ended
	December 31,		Increase/
(In millions)	2010	2009	(Decrease)

Utility net revenues:
Operating revenues	$418.4	$398.9	$19.5
Less: Cost of gas	217.7	205.6	12.1
Revenue taxes	25.9	17.4	8.5

Total utility net revenues	174.8	175.9	(1.1)
Operation and maintenance	63.3	63.2	0.1
Depreciation and amortization	22.4	24.0	(1.6)
General taxes and other assessments	12.5	12.5	-

Operating income	76.6	76.2	0.4
Interest expense	9.9	9.7	0.2
Other (income) expenses-net, including preferred stock dividends	(0.6)	-	(0.6)
Income tax expense	26.6	25.8	0.8

Net income applicable to common stock	$40.7	$40.7	$-

     The regulated utility segment’s net income applicable to common stock was $40.7 million for the three months ended December 31, 2010, unchanged for the same three month period in 2009. Changes in the composition of earnings from the prior period include: (i) a $4.5 million increase in realized margins associated with our asset optimization program; (ii) a $3.0 million decrease in recurring Business Process Outsourcing (BPO) costs; (iii) $1.5 million in favorable effects of changes in natural gas consumption patterns and (iv) a $1.5 million increase in revenues related to growth of more than 9,600 average active customer meters. Offsetting these favorable variances were: (i) a $5.8 million decrease in unrealized margins associated with our asset optimization program; (ii) $3.2 million in higher employee benefit expense due to changes in pension and retiree medical plan valuation assumptions and (iii) a $1.4 million decrease in the recovery of storage gas inventory carrying costs reflecting lower average inventory values.
     Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between the three months ended December 31, 2010 and 2009.

Composition of Changes in Utility Net Revenues
Increase /
(In millions)	(Decrease)

Asset optimization:
Realized mark-to-market valuations	$4.5
Unrealized mark-to-market valuations	(5.8)
Impact of rate/depreciation cases	(3.6)
Estimated change in natural gas consumption patterns	1.5
Customer growth	1.5
Storage carrying costs	(1.4)
Estimated weather effects	1.1
Other	1.1

Total	$(1.1)

     Asset optimization —Pre-tax realized gains related to our asset optimization program were $4.5 million higher for the quarter ended December 31, 2010 compared to the quarter ended December 31, 2009. We recorded unrealized losses associated with our energy-related derivatives of $9.8 million for the three months ended December 31, 2010 compared to losses of $4.0 million for the same period of 2009. When these derivatives settle, any unrealized amounts will ultimately be reversed, and Washington Gas will realize margins when combined with the related transactions these derivatives economically hedge. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for a further discussion of our asset optimization program.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Impact of depreciation rate cases — New rates reflecting a lower provision for depreciation expense were effective on June 1, 2010 as a result of an order issued by the Public Service Commission of Maryland (PSC of MD). This reduction is partially offset by lower depreciation expense.
     Estimated change in natural gas consumption patterns — The variance in net revenues reflects the changes in natural gas consumption patterns of customers in the District of Columbia and, to a lesser extent, the commercial class of customers in Virginia. These changes may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per heating degree day (HDD) that occur. Natural gas consumption patterns may also be affected by non-weather related factors such as customer conservation.
     Customer growth — Average active customer meters increased more than 9,600 for the three months ended December 31, 2010 compared to the same quarter of the prior fiscal year.
     Storage carrying costs — Each jurisdiction provides for the recovery of carrying costs based on the cost of capital in each jurisdiction, multiplied by the monthly average balance of storage gas inventory. The decrease in the three months ended December 31, 2010 is due to lower average storage gas inventory investment balances reflecting lower weighted average cost of gas in inventory compared to the prior period.
     Estimated weather effects —Weather, when measured by HDDs, was 11.8% and 6.2% colder than normal for the three months ended December 31, 2010 and 2009, respectively. Washington Gas has a weather protection strategy that is designed to neutralize the estimated financial effects of variations from normal weather on net income (refer to the section entitled “Weather Risk” for further discussion of our weather protection strategy). Washington Gas executed a heating degree day derivative contract to manage its exposure to variations from normal weather in the District of Columbia. Changes in the fair value of this derivative are reflected in operation and maintenance expenses and offset the benefits reflected above. Including the effects of our weather protection strategy, there were no material effects on net income attributed to colder or warmer weather for the three months ended December 31, 2010 or 2009.
     Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility for the three months ended December 31, 2010 compared to the same period in 2009.

Composition of Changes in Operation and Maintenance Expenses
Increase/
(in millions)	(Decrease)

BPO	$(3.0)
Employee benefits	3.2
Weather derivative benefits:
Loss	1.1
Premium costs and fair value effects	(1.0)
Other operating expenses	(0.2)

Total	$0.1

     Weather derivative benefits — The effects of hedging variations from normal weather in the District of Columbia for the three months ended December 31, 2010 and 2009 are recorded to operation and maintenance expense. Washington Gas recorded losses of $1.9 million and $0.8 million related to its weather derivatives as a direct result of the colder-than-normal weather for the quarter ended December 31, 2010 and 2009, respectively. The benefits or losses of the weather-related instruments are offset by the effect of weather on utility net revenues.
     Business process outsourcing — The decrease in BPO costs during the quarter ended December 31, 2010 as compared to the same quarter of the prior year reflects a decrease in recurring service costs.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Employee benefits — The increase in employee benefits expense reflects higher pension and other post-retirement benefits due to changes in pension and retiree medical plan valuation assumptions.
     Depreciation and Amortization. The following table provides the key factors contributing to the changes in depreciation and amortization of the regulated utility for the three months ended December 31, 2010 compared to the same period in 2009.

Composition of Changes in Depreciation and Amortization
Increase/
(in millions)	(Decrease)

Property, plant and equipment additions	$1.3
New depreciation rates - Maryland	(2.8)
Retirement of plant assets	(0.1)

Total	$(1.6)

     New depreciation rates — Depreciation expense decreased due to lower depreciation rates as a result of an order issued by the PSC of MD. This reduction is also included in rates charged to customers reflected in revenue. Refer to the section entitled “Rates and Regulatory Matters — Depreciation Study” for further discussion of depreciation matters.
     Non-Utility Operating Results
     Our non-utility operations comprise two business segments: (i) retail energy-marketing and (ii) design-build energy systems. Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. These activities include the operations of CEV and WGSW, Inc. Total net income from our non-utility operations was $24.5 million for the three months ended December 31, 2010, compared to net income of $6.9 million for the same three-month period of the prior fiscal year. This comparison primarily reflects increased earnings from our retail energy-marketing segment.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Retail Energy-Marketing. The following table depicts the retail energy-marketing segment’s operating results along with selected statistical data.

Retail-Energy Marketing Financial and Statistical Data
	Three Months Ended
	December 31,		Increase /
	2010	2009	(Decrease)

Operating Results (In millions)
Gross margins:
Operating revenues	$379.4	$333.5	$45.9
Less: Cost of energy	323.2	310.5	12.7
Revenue taxes	0.9	0.6	0.3

Total gross margins	55.3	22.4	32.9
Operation expenses	12.4	8.8	3.6
Depreciation and amortization	0.2	0.2	-
General taxes and other assessments	1.1	0.8	0.3

Operating income	41.6	12.6	29.0
Interest expense	0.1	0.1	-
Income tax expense	16.7	5.0	11.7

Net Income	$24.8	$7.5	$17.3

Analysis of gross margins (in millions)
Natural gas
Realized margins	$10.2	$13.0	$(2.8)
Unrealized mark-to-market gains (losses)	9.9	(3.4)	13.3

Total gross margins — natural gas	20.1	9.6	10.5

Electricity Realized margins
Realized margins	14.7	9.3	5.4
Unrealized mark-to-market gains	20.5	3.5	17.0

Total gross margins — electricity	35.2	12.8	22.4

Total gross margins	$55.3	$22.4	$32.9

Other Retail-Energy Marketing Statistics
Natural gas
Therm sales (millions of therms)	216.5	177.0	39.5
Number of customers (end of period)	169,400	158,100	11,300
Electricity
Electricity sales (millions of kWh)	2,446.5	1,873.4	573.1
Number of accounts (end of period)	168,300	123,800	44,500

     WGEServices reported net income of $24.8 million for the three months ended December 31, 2010, an increase of $17.3 million compared to net income of $7.5 million reported for the same three-month period of the prior fiscal year.
     The quarter-to-quarter comparison primarily reflects higher gross margins from electric and natural gas sales, partially offset by increased marketing initiatives (both mass market and large commercial) and higher labor costs. Period-to-period comparisons of quarterly gross margins for this segment can vary significantly and are not representative of expected annualized results.
     Gross margins from natural gas sales increased $10.5 million in the first quarter of fiscal year 2011 when compared to the same quarter in the prior fiscal year. This increase is primarily due to an increase in unrealized mark-to-market gains on energy-related derivatives of $13.3 million resulting from fluctuating market prices, partially offset by a decrease in realized margins of $2.8 million due to favorable spreads between retail prices and storage withdrawals in the prior year.
     Gross margins from electric sales in the current quarter increased $22.4 million from the same quarter of the prior period. This increase reflects a $17.0 million increase in unrealized mark-to-market gains on energy-related derivatives and a $5.4 million increase in realized margins due to higher electric sales associated with customer growth. Total electric customers increased by 44,500, or 36%, over the same quarter of the prior year. In addition, electricity unit margins were higher in the current quarter, generally reflecting a different pattern of quarterly unit margin recognition in the current fiscal year versus the prior year. The pattern of quarterly margin recognition varies from year to year.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Design-Build Energy Systems. The design-build energy systems segment reported net income of $0.1 million for the first quarter of fiscal year 2011, compared to a net loss of $0.2 million reported for the same period of fiscal year 2010. This increase is due to the commencement of new projects that were delayed in the prior fiscal year. Operating expenses were also higher due to higher labor expense associated with expansion plans.
     Other Non-Utility. Other non-utility activities include the operations of CEV, a non-utility wholesale energy company that engages in acquiring and optimizing natural gas storage and transportation assets and WGSW, Inc., a holding company formed to invest in solar photovoltaic power generating facilities. Also included are transactions primarily consisting of administrative costs associated with WGL Holdings and Washington Gas Resources.
     Interest Expense
     The following table depicts the components of the change in interest expense for WGL Holdings for the three months ended December 31, 2010 compared to the same period in December 31, 2009.

Composition of Interest Expense Changes
Increase /
(In millions)	(Decrease)

Long-term debt	$(0.1)
Short-term debt	0.4
Other (includes AFUDC) (a)	(0.1)

Total	$0.2

(a)	Represents Allowance for Funds Used During Construction.
     WGL Holdings’ interest expense of $9.9 million for the first quarter of fiscal year 2011 increased $0.2 million from $9.7 million of the same quarter of fiscal year 2010. The increase relates primarily to higher interest expense related to uncertain tax positions.
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
     Our ability to obtain adequate and cost effective financing depends on our credit ratings as well as the liquidity of financial markets. Our credit ratings depend largely on the financial performance of our subsidiaries, and a downgrade in our current credit ratings could require us to post additional collateral with our wholesale counterparties and adversely affect our borrowing costs, as well as our access to sources of liquidity and capital. Also potentially affecting access to short-term debt capital is the nature of any restrictions that might be placed upon us, such as ratings triggers or a requirement to provide creditors with additional credit support in the event of a determination of insufficient creditworthiness. During the three months ended December 31, 2010, WGL Holdings met its liquidity and capital needs through the retention of earnings and the issuance of commercial paper and common stock. Washington Gas met its liquidity and capital needs through the retention of earnings and the issuance of commercial paper and debt securities.
     The level of our capital expenditure requirements, our financial performance, our credit ratings, and investor demand for our securities, affect the availability of long-term capital at reasonable costs.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     We have a goal to maintain our common equity ratio in the mid-50% range of total consolidated capital. The level of this ratio varies during the fiscal year due to the seasonal nature of our business. This seasonality is also evident in the variability of our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of our current assets are converted into cash at the end of the winter heating season. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for WGL Holdings and Washington Gas, and to allow access to capital at reasonable costs. As of December 31, 2010, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 62.4% common equity, 1.5% preferred stock and 36.1% long-term debt. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of Washington Gas and WGEServices and, to a lesser extent, other non-utility operations.
     Our plans provide for sufficient liquidity to satisfy our financial obligations. At December 31, 2010, we did not have any restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.
     Short-Term Cash Requirements and Related Financing
     Washington Gas’ business is weather sensitive and seasonal, causing short-term cash requirements to vary significantly during the year. Approximately 79.0% of the total therms delivered in Washington Gas’ service area (excluding deliveries to two electric generation facilities) occur during the first and second fiscal quarters. Accordingly, Washington Gas typically generates more net income in the first six months of the fiscal year than it does for the entire fiscal year.
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
     Washington Gas and WGEServices have seasonal short-term cash requirements resulting from their need to purchase storage gas inventory in advance of the winter heating periods in which the storage gas is sold. At December 31, 2010 and September 30, 2010, Washington Gas had investment balances in gas storage of $130.8 million and $169.3 million, respectively. At December 31, 2010 and September 30, 2010, WGEServices had investment balances in gas storage of $46.1 million and $66.2 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. WGEServices collects revenues that are designed to reimburse its commodity costs used to supply its retail customer contracts. Variations in the timing of cash receipts from customers under these collection methods can significantly affect short-term cash requirements. In addition, both Washington Gas and WGEServices pay their respective commodity suppliers before collecting the accounts receivable balances resulting from these sales. WGEServices derives its funding to finance these activities from short-term debt issued by WGL Holdings. Additionally, WGEServices may be required to post collateral, either parent guarantees from WGL Holdings or cash, for certain purchases.
     Variations in the timing of collections of gas costs under Washington Gas’ gas cost recovery mechanisms can significantly affect short-term cash requirements. At December 31, 2010, Washington Gas had a $79.4 million balance of unrecovered gas costs due from customers related to the most recent twelve month gas cost recovery cycle ended August 31, 2010. Most of this balance will be collected from customers in fiscal year 2011. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1st of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At December 31, 2010, Washington Gas had a net regulatory liability balance related to the current gas recovery cycle of $89.4 million.
     WGL Holdings and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. The following is a summary of our committed credit agreements at December 31, 2010.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Committed Credit Available (In millions)
As of December 31, 2010	WGL Holdings	Washington Gas	Total Consolidated

Committed credit agreements

Unsecured revolving credit facility, expires August 3, 2012 (a)	$400.0	$300.0	$700.0
Less: Commercial Paper	(76.0)	(17.2)	(93.2)

Net committed credit available	$324.0	$282.8	$606.8

As of September 30, 2010	WGL Holdings	Washington Gas	Total Consolidated

Committed credit agreements

Unsecured revolving credit facility, expires August 3, 2012 (a)	$400.0	$300.0	$700.0
Less: Commercial Paper	(57.0)	(43.4)	(100.4)

Net committed credit available	$343.0	$256.6	$599.6

(a) Both WGL Holdings and Washington Gas have the right to request extensions with the banks’ approval. WGL Holdings’ revolving credit facility permits it to borrow an additional $50 million, with the banks’ approval, for a total of $450 million. Washington Gas’ revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $400 million.
     WGL Holdings and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to meet its financing requirements including cash collateral requirements posted to counterparties associated with WGEServices’ contracts.
     At December 31, 2010 and September 30, 2010, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper of $93.2 million and $100.4 million, respectively, at a weighted average interest rate of 0.32% and 0.31%, respectively. Bank credit balances available to WGL Holdings and Washington Gas net of commercial paper balances were $324.0 million and $282.8 million at December 31, 2010 and $343.0 million and $256.6 million at September 30, 2010, respectively. Refer to Note 3—Short-Term Debt of the Notes to the Consolidated Financial Statements for further information.
     To manage credit risk, both Washington Gas and WGEServices may require deposits from certain customers and suppliers, which are reported as current liabilities in “Customer deposits and advance payments.” At December 31, 2010 and September 30, 2010, “Customer deposits and advance payments” totaled $69.9 million and $65.3 million, respectively. For both periods, most of these deposits related to customer deposits for Washington Gas.
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
     Long-Term Cash Requirements and Related Financing
     Our long-term cash requirements primarily depend upon the level of capital expenditures, long-term debt maturities and decisions to refinance long-term debt. Our capital expenditures primarily relate to adding new utility customers and system supply as well as maintaining the safety and reliability of Washington Gas’ distribution system. Refer to the section entitled “Capital Expenditures for discussion of our capital expenditures forecast and our 2010 Annual Report for further discussion of our long-term debt maturities.
     At December 31, 2010, Washington Gas had the capacity under a shelf registration to issue up to $375.0 million of additional Medium-Term Notes (MTNs). Washington Gas has authority from its regulators to issue other forms of debt, including private placements.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     We are exposed to interest-rate risk associated with our debt financing. Washington Gas utilizes derivative instruments to minimize its exposure to the risk of interest-rate volatility. On December 3, 2010, Washington Gas Light Company issued $75.0 million of 5.21% fixed MTNs due December 3, 2040. Refer to the section entitled “Interest-Rate Risk” included in Management’s Discussion for further discussion of our interest-rate risk management activity.
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

Credit Ratings for Outstanding Debt Instruments
	WGL Holdings		Washington Gas

	Unsecured		Unsecured
	Medium-Term Notes		Medium- Term
Rating Service	(Indicative)(a)	Commercial Paper	Notes	Commercial Paper

Fitch Ratings	A+	F1	AA–	F1+
Moody’s Investors Service	Not Rated	P-2	A2	P-1
Standard & Poor’s Ratings Services	AA–	A-1+	AA–	A-1+

(a)Indicates the ratings that may be applicable if WGL Holdings were to issue unsecured MTNs.
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
     Under the terms of WGL Holdings’ and Washington Gas’ credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). In addition, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. The failure to inform the lenders’ agent of changes in these areas deemed material in nature might constitute default under the agreements. Additionally, WGL Holdings’ or Washington Gas’ failure to pay principal or interest when due on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At December 31, 2010, we were in compliance with all of the covenants under our revolving credit facilities.
     For certain of Washington Gas’ natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded to or below the lower of a BBB- rating by Standard & Poor’s Ratings Services or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’ credit rating declines, then the counterparty may require additional credit support. At December 31, 2010, Washington Gas would not be required to supply additional credit support by these arrangements if its long-term debt rating were to be downgraded one rating level.
     WGL Holdings has guaranteed payments for certain purchases of natural gas and electricity on behalf of its wholly-owned subsidiaries, WGEServices and CEV (refer to our 2010 Annual Report for a further discussion of these guarantees). If the credit rating of WGL Holdings declines, WGEServices and CEV may be required to provide additional credit support for these purchase contracts. At December 31, 2010, WGEServices and CEV would not be required to provide additional credit support for these arrangements if the long-term debt rating of WGL Holdings were to be downgraded one rating level.

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
     Net cash used in operating activities totaled $4.2 million for the three months ended December 31, 2010. Net cash used in operating activities reflects net income before preferred stock dividends, as adjusted for non-cash earnings and charges and changes in working capital including:
•	Accounts receivable and unbilled revenues—net increased $344.3 million from September 30, 2010, primarily due to increased sales volumes to customers during our winter heating season and increased sales volumes associated with Washington Gas’ asset optimization program.

•	Storage gas inventory cost levels decreased $31.4 million from September 30, 2010 due to seasonal physical withdrawals.

•	Gas costs (current and deferred) and other regulatory assets / liabilities — net decreased $14.6 million from September 30, 2010 primarily due to the recovery of gas cost under collections related to the prior gas cost recovery cycle and increases in the liability for weather related billing adjustment mechanisms, partially offset by recoveries in excess of gas costs incurred.

•	Accounts payable and other accrued liabilities increased $133.3 million, due to an increase in the prices and volumes of natural gas purchases and increased trading activity in CEV. Volumes increased both for deliveries to customers for the 2009-2010 winter heating season and for Washington Gas’ asset optimization program.

•	Accrued taxes increased $15.5 million from September 30, 2010 primarily due to an increase in fuel taxes in Maryland and the District of Columbia.

•	Other current liabilities, primarily related to derivative instruments, decreased $23.2 million primarily due to increases in energy price levels and an increase in electric swap volumes.
     Cash Flows Provided by Financing Activities
     Cash flows provided by financing activities totaled $49.6 million for the three months ended December 31, 2010, reflecting our long-term debt issuance of $75.0 million, partially offset by the retirement of $7.2 million of notes payable and our common and preferred stock dividend payments totaling $19.6 million.
     Cash Flows Used in Investing Activities
     During the three months ended December 31, 2010, cash flows used in investing activities totaled $37.6 million, which primarily consists of capital expenditures made on behalf of Washington Gas. In addition, investing activities also reflects our initial investment in commercial solar PV systems and investments in a tax partnership to directly fund residential solar PV systems.
     Capital Expenditures
     The following table depicts our revised capital expenditures budget for fiscal years 2011 through 2015. Our capital expenditures program includes investments to extend service to new areas, and to provide safe, reliable and improved service.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Projected Capital Expenditures
	Year Ending September 30,

(in millions)	2011	2012	2013	2014	2015	Total

New business	$50.5	$55.4	$51.7	$53.3	$59.3	$270.2
Replacements - Other	69.6	67.9	68.2	65.6	71.0	342.3
LNG storage facility	0.7	18.3	66.2	39.2	31.5	155.9
SOC redevelopment project	52.7	15.6	-	-	-	68.3
Other	66.0	65.8	72.0	38.8	34.7	277.3

Total-accrual basis(a)	$239.5	$223.0	$258.1	$196.9	$196.5	$1,114.0

(a) Excludes Allowance for Funds Used During Construction. Includes capital expenditures accrued and capital expenditure adjustments recorded in the fiscal year.
          The 2011 to 2015 projected periods include $270.2 million for continued growth to serve new customers, and $342.3 million primarily related to the replacement and betterment of existing distribution facilities, including $114.0 million of expenditures for replacement projects intended to meet the requirements of the Virginia Steps to Advance Virginia’s Energy (SAVE) legislation as described in an application made by Washington Gas with the SCC of VA on August 4, 2010, and $18.4 million of expenditures for a mechanically coupled pipeline encapsulation program in the District of Columbia. Additionally, the projected period contains capital expenditures to construct a Liquefied Natural Gas (LNG) storage facility on land owned by Washington Gas in Chillum, Maryland (refer to the section entitled “Chillum LNG Facility”). Projected expenditures also reflect $68.3 million for the development of new office and operations facilities at the Springfield Operations Center (SOC) and $277.3 million of other expenditures, which include general plant and various non-utility investments. Non-utility investments include additional commercial solar PV systems and investments in a tax partnership to directly fund residential solar PV systems.
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
     Reference is made to the “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” section of Management’s Discussion in our 2010 Annual Report for a detailed discussion of our contractual obligations. Note 4 of the Notes to Consolidated Financial Statements in our 2010 Annual Report includes a discussion of long-term debt, including debt maturities. Note 13 of the Notes to Consolidated Financial Statements in our 2010 Annual Report reflects information about the various contracts of Washington Gas and WGEServices. Additionally, refer to Note 13 of the Notes to Consolidated Financial Statements in this quarterly report.
     Construction Project Financing
     To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’ customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a note receivable representing its customers’ obligations to remit principal and interest and a long-term note payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the note receivable to the lender and removes both the note receivable and the long-term financing from its financial statements. As of December 31, 2010, work on these construction projects that was not completed or accepted by customers was valued at $4.8 million, which is recorded on the balance sheet as a note receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Once the project is accepted by the customer, the lender will have no recourse against Washington Gas related to this long-term debt.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Financial Guarantees
     WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At December 31, 2010, these guarantees totaled $561.2 million. WGL Holdings has also guaranteed certain purchase commitments of its CEV subsidiary. At December 31, 2010, these guarantees totaled $78.8 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from counterparties when required by our credit policy. WGL Holdings also issued guarantees totaling $3.0 million at December 31, 2010 on behalf of certain of our non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $643.0 million, $2.5 million expired on January 31, 2011, $49.1 million are due to expire on October 31, 2011 and $36.0 million is due to expire on December 31, 2011. The remaining guarantees do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
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
     On October 30, 2006, the District Council of Prince George’s County, Maryland denied Washington Gas’ application for a special exception related to its proposed construction of the LNG peaking plant because of the District Council’s position that newly enacted zoning restrictions prohibit such construction. Washington Gas appealed this decision to the Prince George’s County Circuit Court (the Circuit Court) on November 22, 2006; however, the case was subsequently sent back to the administrative process by the Circuit Court. On April 16, 2008, Washington Gas filed a Complaint for Declaratory and Injunctive Relief with the United States District Court for the District of Maryland (the U.S. District Court) seeking a declaratory judgment that all local laws relating to safety and location of the facility are preempted by Federal and State law. On March 26, 2010, the U.S. District Court denied Washington Gas’ motion for summary judgment; however, there are further proceedings for consideration of the preemption issues raised by Washington Gas.
     In 2005, Washington Gas requested approval from the PSC of MD regarding the safety of the proposed facility and compliance with applicable federal regulations. In 2007, the Engineering Division of the PSC of MD confirmed the analysis that had been presented by Washington Gas and found the proposed facility to be safely sited. On March 19, 2009, the PSC of MD docketed a proceeding for the purpose of reviewing Washington Gas’ most recent gas procurement plan including the role the Chillum facility plays in meeting current and future customers’ annual and seasonal natural gas requirements. Refer to the section entitled “Rates and Regulatory Matters—Maryland Jurisdiction—Review of Washington Gas’ 2009-2013 Gas Portfolio Plan” for further discussion of this issue.
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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
Washington Gas has since filed several petitions with the United States Court of Appeals for the District of Columbia Circuit Court (the Court of Appeals), all of which have been denied, requesting a stay of action on the proposed expansion and further evidence from Dominion demonstrating the safety of Cove Point gas flowing through the Washington Gas distribution system. Most recently, the Court of Appeals issued a decision on April 27, 2010 finding that the FERC had “satisfactorily ensured that the Expansion will not result in an increased risk of unsafe natural gas leakage” and therefore upheld the FERC decision and denied Washington Gas’ petition for review. Washington Gas did not appeal this decision.
     A large portion of the gas delivered from the Cove Point LNG terminal comes to the Washington Gas service territory as a result of Washington Gas’ multiple delivery points on the Cove Point pipeline and from three interstate natural gas transmission pipelines also interconnected with the Cove Point pipeline, each of which serve Washington Gas from delivery points downstream of its Cove Point pipeline interconnect. The composition of the vaporized LNG received from the Cove Point LNG terminal resulted in increased leaks in mechanical couplings on a portion of our distribution system that directly receives the Cove Point gas. The vaporized Cove Point gas contains a lower concentration of heavy hydrocarbons (HHCs) than non-liquefied natural gas, and caused the seals on those mechanical couplings to shrink and to leak. Independent laboratory tests performed on behalf of Washington Gas have shown that, in a laboratory environment, the injection of HHCs into the type of gas coming from the Cove Point LNG terminal can be effective in re-swelling the seals in couplings which increases their sealing force and in turn, reduces the propensity for the affected couplings to leak.
     An additional expansion of the physical capacity of the Cove Point terminal could result in a substantial increase in the receipt of Cove Point gas into additional portions of Washington Gas’ distribution system as greater volumes of Cove Point gas are introduced into other downstream pipelines that provide service to Washington Gas. Based upon engineering and flow studies and our experience, this increase in the receipt of Cove Point gas is likely to result in a significantly greater number of leaks in other parts of Washington Gas’ distribution system, unless there is a decrease in the flow of Cove Point gas or blending of the gas sufficient to allow Washington Gas time to mitigate the effects of such flows. Washington Gas is attempting to mitigate this anticipated increase in leaks through: (i) mechanically coupled pipeline replacement programs; (ii) the operation of three HHC injection facilities; (iii) isolating its interstate pipeline receipt points and limiting the amount of gas received, where possible, from pipelines that transport Cove Point gas; and (iv) blending, where possible, the Cove Point gas with other supplies of natural gas from within the continental United States.
     Washington Gas installed and operates HHC injection facilities at three gate stations. The cost of these facilities does not include the cost of the HHCs injected into the gas stream at the gate stations. We have been granted cost recovery for the majority of these costs in all three of our jurisdictions (refer to the section entitled “Rates and Regulatory Matters”).
     Washington Gas has replaced or remediated selected mechanically coupled pipelines within the areas of the distribution system that may receive higher concentrations of Cove Point gas, but that will not receive HHC injections. Washington Gas has also planned for additional replacement of mechanically coupled pipeline in other areas of its distribution system. The current planned mechanical coupling remediation and replacement work includes approximately $2.0 million as part of a planned $32 million mechanically coupled pipe replacement program approved by the Virginia State Corporation Commission (SCC of VA) as part of a settlement of a Virginia rate case and the December 16, 2009 settlement in the District of Columbia that includes a targeted mechanically coupled pipe replacement and encapsulation program which will cost no more than $28.0 million and is expected to take approximately seven years to complete. Rate recovery of the expenditures is provided for in the settlement agreements approved respectively by the SCC of VA and the PSC of DC. Additionally, Washington Gas has budgeted $8.0 million towards replacing mechanically coupled pipe in Maryland in fiscal year 2011. Washington Gas has also filed for a fifteen-year replacement program for certain vintages of mechanically coupled pipe in the Virginia service territory under the Virginia SAVE act (refer to the section entitled “Rates and Regulatory Matters” for further discussion of this matter). Washington Gas estimates that it will spend approximately $256.0 million over the fifteen-year period.
     Washington Gas continues to gather and evaluate field and laboratory evidence to determine the efficacy of HHC injections of the Cove Point gas in preventing additional leaks or impeding the rate at which additional leaks may occur in the gas distribution system if expanded volumes from the Cove Point terminal are introduced. In a report filed with the PSC of MD on June 30, 2008, Washington Gas reported a notable increase in leaks in mechanical couplings in a portion of its distribution system in Virginia where Cove Point gas injected with HHCs was introduced for a short period of time. Although this increase in leaks was significantly less than the increase experienced in the affected area of Prince George’s County, Maryland, the injection of HHCs into the Cove Point gas did not reduce the occurrence of coupling leaks to an acceptable level that would allow Washington Gas to safely accommodate the increased deliveries of revaporized LNG anticipated with the expansion of the Cove Point terminal and increased flow of the gas from Cove Point. If we are unable to implement a satisfactory solution on a timely basis, additional operating expenses and capital expenditures may be necessary to contend with leaks that may accompany the receipt of increased volumes of vaporized LNG from the Cove Point terminal into Washington Gas’ distribution system.

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
     Notwithstanding Washington Gas’ recovery of costs related to the construction of the injection facilities and HHC commodity costs through local regulatory commission action, Washington Gas has pursued all available remedies to keep its customers from having to pay more than their appropriate share of the costs of the remediation to maintain the safety of the Washington Gas distribution system.
     CREDIT RISK
     Wholesale Credit Risk
     Certain wholesale suppliers that sell natural gas to any or all of Washington Gas, WGEServices, and CEV either have relatively low credit ratings or are not rated by major credit rating agencies.
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
     For WGEServices, any failure of wholesale counterparties to deliver natural gas or electricity under existing contracts could cause financial exposure for the difference between the price at which WGEServices has contracted to buy these commodities and their replacement cost from another supplier. To the extent that WGEServices sells natural gas to these wholesale counterparties, WGEServices may be exposed to payment risk if WGEServices is in a net receivable position. Additionally, WGEServices enters into contracts with third parties to hedge the costs of natural gas and electricity. Depending on the ability of the third parties to fulfill their commitments, WGEServices could be at risk for financial loss.
     CEV enters into transactions with wholesale counterparties for the purposes of optimizing its portfolio of owned and managed natural gas assets. In the event of a counterparty’s failure to deliver contracted volumes or fulfill purchase obligations, CEV could be financially exposed to the difference between the price at which it had contracted to buy or sell these commodities and the replacement cost or sale price, respectively. In addition to price risk, CEV may be exposed to payment risk if it is in a net receivable position with counterparties.
     Washington Gas, WGEServices, and CEV have existing credit policies that are designed to mitigate credit risks through a requirement for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. In accordance with these policies, both Washington Gas, WGEServices, and CEV have obtained credit enhancements from certain of its counterparties. If certain counterparties or their guarantors meet the policy’s credit worthiness criteria, Washington Gas, WGEServices, and CEV may grant unsecured credit to those counterparties or their guarantors. The credit worthiness of all counterparties is continuously monitored.
     WGEServices is also subject to the credit policies of its counterparties that may require similar credit enhancements from WGEServices under these contracts. WGEServices’ credit risks may extend beyond the price or payment risk outlined above to the extent that cash collateral has been provided to the counterparty. At December 31, 2010, WGEServices had provided $21.7 million in cash collateral to supplier counterparties.
     CEV is also subject to the credit policies of its counterparties that may require similar credit enhancements from CEV under these contracts. CEV’s credit risks may extend beyond the price or payment risk outlined above to the extent that cash collateral has been provided to the counterparty. At December 31, 2010, CEV had not provided any cash collateral to counterparties.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of December 31, 2010 for both Washington Gas and Non-utility operations, separately.

Credit Exposure to Wholesale Counterparties (In millions)
		Offsetting		Number of	Net Exposure of
	Exposure	Credit		Counterparties	Counterparties
	Before Credit	Collateral	Net	Greater	Greater Than
Rating (a)	Collateral(b)	Held(c)	Exposure	Than 10%(d)	10%

Washington Gas
Investment Grade	$18.3	$-	$18.3	2	$15.0
Non-Investment Grade	0.2	-	0.2	-	-

Non-utility operations
Investment Grade	$11.2	$-	$11.2	2	$8.0
Non-Investment Grade	-	-	-	-	-
No External Ratings	1.7	-	1.7	1	1.6

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
     WGEServices is also exposed to the risk of non-payment of invoiced sales by its retail customers. WGEServices manages this risk by evaluating the credit quality of new customers as well as by monitoring collections from existing customers. To the extent necessary, WGEServices can obtain collateral from, or terminate service to, its existing customers based on credit quality criteria. The recently approved purchase of receivable program for Maryland utilities has begun. This program, which has been implemented by certain electric utilities and one gas utility, is intended to purchase the receivables of competitive suppliers who render their charges through the utilities’ billing process. The implementation of the purchase of receivables program began in July 2010. Certain other electric utilities began in October 2010 and the remaining natural gas utilities will begin in the near future. WGEServices bills the majority of its customers through utilities, and the shift to this purchase of receivables program affects WGEServices’ historical billing practices, cash collections and bad debt expense.
     CEV is not subject to retail credit risk.
     MARKET RISK
     We are exposed to various forms of market risk including commodity price risk, weather risk and interest-rate risk. The following discussion describes these risks and our management of them.
     Price Risk Related to the Regulated Utility Segment
     Washington Gas faces price risk associated with the purchase of natural gas. Washington Gas generally recovers the cost of the natural gas to serve customers through gas cost recovery mechanisms as approved in jurisdictional tariffs; therefore a change in the price of natural gas generally has no direct effect on Washington Gas’ net income. However, Washington Gas is responsible for following competitive and reasonable practices in purchasing natural gas for its customers.

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
     Washington Gas executes commodity-related physical and financial contracts in the form of forwards, swaps and option contracts as part of an asset optimization program that is managed by its internal staff. These transactions are accounted for as derivatives. Under this program, Washington Gas realizes value from its long-term natural gas transportation and storage capacity resources when not fully being used to serve utility customers. Regulatory sharing mechanisms in all three jurisdictions allow the profit from these transactions to be shared between Washington Gas’ customers and shareholders.
     The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives during the three months ended December 31, 2010:
Regulated Utility Segment
Changes in Fair Value of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2010	$24.0
Net fair value of contracts entered into during the period	(7.9)
Other changes in net fair value	(12.5)
Realized net settlement of derivatives	(3.6)

Net assets (liabilities) at December 31, 2010	$-

Regulated Utility Segment
Roll Forward of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2010	$24.0
Recorded to income	(5.1)
Recorded to regulatory assets/liabilities	(15.3)
Realized net settlement of derivatives	(3.6)

Net assets (liabilities) at December 31, 2010	$-

     The maturity dates of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives recorded at fair value at December 31, 2010, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:
Regulated Utility Segment
Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
		Remainder
(In millions)	Total	2011	2012	2013	2014	2015	Thereafter

Level 1 — Quoted prices in active markets	$-	$-	$-	$-	$-	$-	$-
Level 2 — Significant other observable inputs	1.0	(2.7)	1.2	2.4	0.1	-	-
Level 3 — Significant unobservable inputs	(1.0)	(2.6)	(1.9)	(1.4)	0.5	1.9	2.5

Total net assets (liabilities) associated with our energy-related derivatives	$-	$(5.3)	$(0.7)	$1.0	$0.6	$1.9	$2.5

     Refer to Notes 9 and 10 of the Notes to Consolidated Financial Statements in this quarterly report for a further discussion of our derivative activities and fair value measurements.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Price Risk Related to the Non-Utility Segments
     WGEServices. Our retail energy-marketing subsidiary, WGEServices, sells natural gas and electricity to retail customers at both fixed and indexed prices. WGEServices must manage daily and seasonal demand fluctuations for these products with its suppliers. Price risk exists to the extent WGEServices does not closely match the timing and volume of natural gas and electricity it purchases with the related fixed price or indexed sales commitments. WGEServices’ risk management policies and procedures are designed to minimize this risk.
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
     Other Non-Utility. Our asset optimization subsidiary, CEV, engages in wholesale commodity transactions to optimize its owned and managed assets. CEV’s risk management policy requires it to closely match its forward physical and financial positions with its asset base, thereby minimizing its price risk exposure. Depending upon the nature of its forward hedges, CEV may be exposed to fluctuations in mark-to-market valuations based on changes in forward price curves.
     The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the non-utility segment’s energy-related derivatives for both natural gas and electricity during the three months ended December 31, 2010:
Non-Utility Segments
Changes in Fair Value of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2010	$(46.5)
Net fair value of contracts entered into during the period	0.9
Other changes in net fair value	16.0
Realized net settlement of derivatives	8.0

Net assets (liabilities) at December 31, 2010	$(21.6)

Non-Utility Segments
Roll Forward of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2010	$(46.5)
Recorded to income	19.6
Recorded to accounts payable	(2.7)
Realized net settlement of derivatives	8.0

Net assets (liabilities) at December 31, 2010	$(21.6)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     The maturity dates of our net assets (liabilities) associated with the non-utility segment’s energy-related derivatives recorded at fair value at December 31, 2010 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:
Non-Utility Segments
Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
		Remainder
(In millions)	Total	2011	2012	2013	2014	2015	Thereafter

Level 1 — Quoted prices in active markets	$-	$-	$-	$-	$-	$-	$-
Level 2 — Significant other observable inputs	(8.5)	(4.9)	(2.0)	(1.4)	(0.2)	-	-
Level 3 — Significant unobservable inputs	(13.1)	(4.3)	(7.4)	(1.4)	-	-	-

Total net assets (liabilities) associated with our energy-related derivatives	$(21.6)	$(9.2)	$(9.4)	$(2.8)	$(0.2)	$-	$-

  Refer to Note 9 and 10 of the Notes to Consolidated Financial Statements in this quarterly report for a further discussion of our derivative activities and fair value measurements.
     Value-at-Risk. WGEServices measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGEServices’ value-at-risk at December 31, 2010 was approximately $72,000 and $310,000, related to its natural gas and electric portfolios, respectively.
     Weather Risk
     We are exposed to various forms of weather risk in both our regulated utility and non-utility business segments. For Washington Gas, a large portion of its revenues is volume driven and its current rates are based upon an assumption of normal weather, however, billing adjustment mechanisms described below address variations from this assumption. Without weather protection strategies, variations from normal weather will cause our earnings to increase or decrease depending on the weather pattern. Washington Gas currently has a weather protection strategy that is designed to neutralize the estimated financial effects of weather on its net income, as discussed below.
     The financial results of our non-utility energy-marketing business, WGEServices, are also affected by variations from normal weather primarily in the winter relating to its natural gas sales, and throughout the fiscal year relating to its electricity sales. WGEServices manages these weather risks with, among other things, weather derivatives.
     Billing Adjustment Mechanisms. In Maryland, Washington Gas has a revenue normalization adjustment (RNA) billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. In Virginia, Washington Gas has a Weather Normalization Adjustment (WNA) mechanism which is a billing adjustment mechanism that is designed to eliminate the effect of variations in weather from normal levels on utility net revenues. In the District of Columbia, Washington Gas has filed a revised tariff application seeking approval of an RNA, a sales adjustment mechanism that decouples Washington Gas’ non-gas revenues from actual delivered volumes of gas. A commission decision was issued on December 17, 2010, wherein the Commission determined that it would be more appropriate to consider Washington Gas’ RNA proposal in the context of a fully litigated base rate case. Washington Gas filed an application for reconsideration on January 18, 2011. The matter is pending. For a discussion of current rates and regulatory matters, refer to the section entitled “Rates and Regulatory Matters” in Management’s Discussion for Washington Gas.
     For both the RNA and the WNA mechanisms, periods of colder-than-normal weather generally would cause Washington Gas to record a reduction to its revenues and establish a refund liability to customers, while the opposite would generally result during periods of warmer-than-normal weather. However, factors such as volatile weather patterns and customer conservation may cause the RNA and Conservation and Ratemaking Efficiency (CARE) to function conversely because it adjusts billed revenues to provide a designed level of net revenue per meter.
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
     RESULTS OF OPERATIONS — Three Months Ended December 31, 2010 vs. December 31, 2009
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
     Washington Gas reported net income applicable to common stock of $40.4 million for the three months ended December 31, 2010, compared to a net income applicable to common stock of $40.5 million reported for the same three months of the prior fiscal year. Changes in the composition of earnings from the prior period include: (i) a $4.5 million increase in realized margins associated with our asset optimization program; (ii) a $3.0 million decrease in recurring BPO costs; (iii) $1.5 million in favorable effects of changes in natural gas consumption patterns and (iv) a $1.5 million increase in revenues related to growth of more than 9,600 average active customer meters. Offsetting these favorable variances were: (i) a $5.8 million decrease in unrealized margins associated with our asset optimization program; (ii) $3.2 million in higher employee benefit expense due to changes in pension and retiree medical plan valuation assumptions and (iii) a $1.4 million decrease in the recovery of storage gas inventory carrying costs reflecting lower average inventory values.
     Key gas delivery, weather and meter statistics are shown in the table below for the three months ended December 31, 2010 and 2009.

Gas Deliveries, Weather and Meter Statistics
	Three Months Ended
	December 31,		Increase/
	2010	2009	(Decrease)

Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	301.2	269.9	31.3
Gas delivered for others	166.8	158.9	7.9

Total firm	468.0	428.8	39.2

Interruptible
Gas sold and delivered	0.8	1.5	(0.7)
Gas delivered for others	86.3	77.5	8.8

Total interruptible	87.1	79.0	8.1

Electric generation—delivered for others	16.3	11.1	5.2

Total deliveries	571.4	518.9	52.5

Degree Days
Actual	1,505	1,431	74
Normal	1,346	1,347	(1)
Percent colder (warmer) than normal	11.8%	6.2%	n/a
Average active customer meters	1,079,141	1,069,533	9,608
New customer meters added	2,827	3,084	(257)

     Gas Service to Firm Customers. The volume of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. Washington Gas’ rates are based on an assumption of normal weather. The tariffs in the Maryland and Virginia jurisdictions include provisions that consider the effects of the RNA and WNA mechanisms, respectively, which are designed to, among other things, eliminate the effect on net revenues of variations in weather from normal levels (refer to the section entitled “Weather Risk” for further discussion of these mechanisms and other weather-related instruments included in our weather protection strategy). In addition to these mechanisms fixed demand charges in the District of Columbia to collect a portion of revenues reduce the effect that variations from normal weather have on net revenues.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     During the quarter ended December 31, 2010, total gas deliveries to firm customers were 468.0 million therms compared to 428.8 million therms delivered in the same quarter of the prior fiscal year. This comparison in natural gas deliveries to firm customers reflects colder weather in the current three-month period than in the same period of the prior fiscal year as well as an increase in average active customer meters of 9,608.
     Weather, when measured by HDDs, was 11.8% colder than normal in the first quarter of fiscal year 2011, compared to 6.2% colder than normal for the same quarter of fiscal year 2010. Including the effects of our weather protection strategy, there were no material effects on net income attributed to colder weather on either the quarter ended December 31, 2010 or December 31, 2009.
     Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers were 87.1 million therms during the first quarter of fiscal year 2010, compared to 79.0 million therms for the same quarter last year, reflecting increased demand due to colder weather.
     In the District of Columbia, the effect on net income of any changes in delivered volumes and prices to interruptible customers is limited by margin-sharing arrangements that are included in Washington Gas’ rate designs in the District of Columbia. In the District of Columbia, Washington Gas shares a majority of the margins earned on interruptible gas sales and deliveries with firm customers. A portion of the fixed costs for servicing interruptible customers is collected through the firm customers’ rate design. Rates for interruptible customers in Maryland and Virginia are based on a traditional cost of service approach. In Virginia, Washington Gas retains all revenues above a pre-approved margin threshold level. In Maryland, Washington Gas retains a defined amount of revenues based on a set threshold.
     Gas Service for Electric Generation. Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the three months ended December 31, 2010, deliveries to these customers increased by 5.2 million therms, when compared to the same quarter of the prior fiscal year. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.
     LIQUIDITY AND CAPITAL RESOURCES
     Liquidity and capital resources for Washington Gas are substantially the same as the liquidity and capital resources discussion included in the Management’s Discussion of WGL Holdings (except for certain items and transactions that pertain to WGL Holdings and its non-utility subsidiaries). Those explanations are incorporated by reference into this discussion.
     RATES AND REGULATORY MATTERS
     Washington Gas determines its request to modify existing rates based on the level of net investment in plant and equipment, operating expenses and the need to earn a just and reasonable return on invested capital. The following is a discussion of significant current regulatory matters in each of Washington Gas’ jurisdictions.
     District of Columbia Jurisdiction
     Revenue Normalization Adjustment. On December 21, 2009, Washington Gas filed a revised tariff application seeking approval of an RNA, a sales adjustment mechanism that decouples Washington Gas’ non-gas revenues from actual delivered volumes of gas. On December 22, 2009, the DC OPC filed a motion requesting that the District of Columbia Public Service Commission (PSC of DC) establish public hearing procedures to examine the merits of Washington Gas’ RNA application. Washington Gas filed an opposition to the DC OPC’s motion on January 4, 2010. The PSC of DC issued an order on January 19, 2010 granting the DC OPC’s motion for evidentiary hearing and initiated an evidentiary proceeding to consider issues surrounding Washington Gas’ tariff application. On April 2, 2010, the PSC of DC issued an order designating issues to be addressed and establishing a procedural schedule for the case. Washington Gas filed supplemental testimony on April 13, 2010.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
The DC OPC, the District of Columbia Office of the Environment (DC Government) and the Apartment and Office Building Association of Metropolitan Washington (AOBA) filed direct testimony on May 17, 2010. Washington Gas filed rebuttal testimony on June 29, 2010. Evidentiary hearings were held on July 27-29, 2010. Initial briefs were filed on August 13, 2010, and reply briefs were submitted on August 26, 2010. On December 17, 2010 the Commission issued an order denying the Washington Gas’ application for an RNA stating that the RNA should be considered in the context of a base rate case proceeding. Washington Gas filed an Application for Reconsideration on January 18, 2011. The matter is pending.
     Affiliate Transactions Code of Conduct. On February 1, 2011, the PSC of DC issued an order adopting rules governing affiliate transactions code of conduct for regulated energy utilities and their affiliates. Included among the regulations are limitations on joint marketing with core service affiliates, and disclosure of customer-specific information, as well as restrictions on (i) favorable treatment of affiliates, (ii) the provision of loans and loan guarantees by the utility to an affiliate, and (iii) sharing and temporary assignment of electric company employees with an affiliate. These regulations also require the energy utilities to file Cost Allocation Manuals with the PSC of DC demonstrating how they allocate and account for shared services with their affiliates. These rules will go into effect upon publication in the D.C. Register.
     Maryland Jurisdiction
     Order on and Reviews of Purchased Gas Charges. Each year, the PSC of MD reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’ purchased gas costs are reasonable.
     The PSC of MD held a hearing on March 25, 2010 related to Washington Gas’ purchased gas charges for the twelve month period ended August 31, 2009. The parties filed initial briefs on April 30, 2010 and reply briefs on May 21, 2010. The Staff of the PSC of MD and the MD OPC are challenging a portion of Washington Gas’ gas costs averring that Washington Gas did not have authority under its tariff to satisfy in cash its obligation (cash-out) for over-deliveries by suppliers over the 12-months ended March 2009 and also asserting that Washington Gas used an “excessive price” as the cash-out price. The PSC of MD Staff recommends that a second phase to the proceeding be initiated to investigate these assertions. Washington Gas has objected to both these assertions. Discovery and testimony were filed in the case, and a hearing was held on March 25, 2010. The MD OPC has taken a position that $2.1 million of gas costs related to the purchase of competitive service provider (CSP) inventory included in the purchased gas charge should be disallowed. Briefs were filed April 30, 2010, and reply briefs were filed May 21, 2010. A proposed order was issued by the Hearing Examiner on August 25, 2010, finding that under the tariff, Washington Gas should have resolved supplier over-deliveries during the review period by adjusting future delivery volumes by suppliers, rather than by cash-out. The proposed order directed Washington Gas to refund to customers the excess costs paid to suppliers as a result of the cash-out of supplier over-deliveries. The proposed order also directed Washington Gas to present an “exact calculation” of the excess amount paid to suppliers in accordance with the methodology proposed by the MD OPC. The MD OPC had estimated the amount of the excess costs to Maryland ratepayers to be approximately $2.1 million. The proposed order directs Washington Gas to credit $2.1 million to the actual cost adjustment (ACA) as recommended by MD OPC. The Staff of the PSC of MD and Washington Gas filed notices of appeal of the proposed order on September 23 and 24, 2010, respectively, and memorandums on appeal on October 1 and 4, 2010, respectively. A Commission decision is pending.
     Investigation of Asset Management and Gas Purchase Practices. On July 24, 2008, the Office of Staff Counsel of the PSC of MD submitted a petition to the PSC of MD to establish an investigation into Washington Gas’ asset management program and cost recovery of its gas purchases. On September 4, 2008, the PSC of MD docketed a new proceeding to consider the issues raised in the petition filed by the Staff. In accordance with the procedural schedule, Washington Gas filed direct testimony on November 21, 2008; direct testimony by intervening parties was filed on February 4, 2009, and Washington Gas’ rebuttal testimony was filed March 11, 2009. A public hearing was held on March 19, 2009. Initial briefs were filed by Washington Gas and other parties on June 25, 2009. Reply briefs were filed on August 3, 2009.
     On November 2, 2009, the Chief Hearing Examiner of the PSC of MD issued a Proposed Order of Hearing Examiner (POHE) which supports Washington Gas’ move to self-optimization of its gas assets, concluding that “the evidence on the record in this case is overwhelming that Washington Gas’ decision to transition to self-management has in fact been prudent and resulted in substantial rate benefits...” The POHE approved Washington Gas’ proposal for the sharing of margins from asset optimization between Washington Gas and customers based on a graduated, tiered approach. The POHE directed Washington Gas to pass credits to customers through the PGC provision.
     The POHE approved Washington Gas’ current methodology for pricing storage injections. However, the POHE stated that the parties will have 60 days from the date of a final order in the case to suggest any alternative pricing methods. The POHE strongly urged Washington Gas to consult with the other parties to develop greater transparency and separate accounting or tracking of asset optimization activities and to provide a proposal or report within 60 days after a final order is issued.
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
     Review of Washington Gas’ 2009 — 2013 Gas Portfolio Plan. On March 19, 2009, the PSC of MD docketed a proceeding to review Washington Gas’ 2009 — 2013 Gas Portfolio Plan, specifically noting Washington Gas’ plans to build an on-system peaking facility on the grounds of the decommissioned Chillum gas storage holders in Chillum, Maryland. Refer to the section entitled “Chillum LNG Facility” for further discussion of this matter. Upon consideration of a motion to combine review of Washington Gas’ Gas Portfolio Plans, on January 6, 2010, the PSC of MD consolidated this proceeding with Washington Gas’ 2010 — 2014 Gas Portfolio Plan, which was filed on November 17, 2009. Washington Gas announced on May 6, 2010, that it projected a new in-service date for the on-system peaking facility: the 2015-2016 winter heating season. As a result, the Hearing Examiner ruled that the facility is not subject to review as part of the Gas Portfolio Plans being considered in the current proceeding, which had a term from 2010 — 2014. The Hearing Examiner subsequently approved Washington Gas’ portfolio plan, including the reserve margins reflected in the Washington Gas’ energy acquisition planning. Initial briefs were filed on August 13, 2010 and reply briefs were filed on September 17, 2010. On October 27, 2010, the Hearing Examiner issued a proposed order. The Hearing Examiner found:
(i)	the Gas Portfolio Plan proposed by Washington Gas for years 2009-2013 and 2010-2014 are reasonable;

(ii)	the design day forecasts contained in Washington Gas’ plans are correct and reasonable in determining the design day requirement;

(iii)	a reserve margin proposed by Washington Gas of 5.0% to 6.5% continues to be reasonable and that

(iv)	some additional information should be filed along with all future plans.
     The proposed order became final on November 30, 2010 as it was not appealed by any party.
     Virginia Jurisdiction
     Conservation and Ratemaking Efficiency Plan. On September 29, 2009, Washington Gas filed with the SCC of VA an application which included a portfolio of conservation and energy efficiency programs, an associated cost recovery provision, and a decoupling mechanism which will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts. An evidentiary hearing in the proceeding was held on February 9, 2010. On March 26, 2010 the SCC of VA issued an Order approving a decoupling rate mechanism for residential customers and six residential energy efficiency programs and the cost recovery mechanism for those programs. Washington Gas filed compliance tariffs with the Staff of the SCC of VA on April 19, 2010 to implement the Conservation and Ratemaking Efficiency Plan on May 1, 2010. Washington Gas began applying the decoupling mechanism in Virginia in its July billings for residential customers consistent with the Commission’s approval. On July 22, 2010, Washington Gas filed an amendment to the CARE Plan to include small commercial and industrial customers in Virginia. The application included a portfolio of conservation and energy efficiency programs, an associated cost recovery provision and a decoupling mechanism and will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts. In accordance with the procedural schedule established for the proceeding, the Staff of the SCC of VA filed its report on September 13, 2010 and Washington Gas filed its response to the staff report on September 24, 2010. On November 18, 2010, the Commission issued an order that denied Washington Gas’ application. The Commission found that Washington Gas’ current tariff and its underlying class cost of service and revenue apportionment studies do not segregate small versus large customers and that only small customers qualify under the CARE Plan legislation. The Commission stated that Washington Gas could amend the underlying tariff and studies in connection with its required February 1, 2011 base rate case filing.
     On January 31, 2011, Washington Gas filed a request for a base rate increase of $29.6 million and proposed that the new rates go into effect on October 1, 2011. As part of its base rate case filing, Washington Gas proposed revisions to its underlying tariff for large commercial customers consistent with the Commission orders in its CARE Plan.

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
     Effective October 1, 2007, the SCC of VA approved the implementation of a PBR plan through the acceptance of a settlement stipulation, which includes: (i) a four-year base rate freeze; (ii) service quality measures to be determined in conjunction with the Staff of the SCC of VA and reported quarterly for maintaining a safe and reliable natural gas distribution system while striving to control operating costs; (iii) recovery of initial implementation costs associated with achieving Washington Gas’ BPO initiatives over the four-year period of the PBR plan and (iv) an ESM that enables Washington Gas to share with shareholders and Virginia customers the earnings that exceed a target of 10.5% return on equity. The calculation of the ESM excludes $2.4 million of asset management revenues that are being refunded to customers as part of a new margin sharing agreement in Virginia.
     On January 28, 2010, Washington Gas indicated in its annual information filing that there was no ESM liability for fiscal year 2009. On June 30, 2010, the SCC of VA accepted the Staff’s report and agreed that there was no ESM liability for fiscal year 2009.
     Based on the results reflected in the annual information filing, Washington Gas has recorded a regulatory asset of approximately $0.5 million of previously expensed hexane costs and on June 23, 2010 filed an application with the SCC of VA requesting the authority to bill the cost of this hexane to customers in accordance with the provision of the Settlement Stipulation in the last rate proceeding. On July 22, 2010, the Commission issued an Order for Notice and Comment in this proceeding. Washington Gas filed direct testimony on August 18, 2010 and the Staff issued its report on October 21, 2010. The Staff found that Washington Gas’ request to recover $0.5 million of hexane costs would not result in earnings exceeding Washington Gas’ 10% allowed rate of return on average common equity threshold and therefore Washington Gas should be allowed to bill the amounts. Washington Gas filed its response to the Staff’s Report on November 4, 2010. On December 15, 2010, the SCC of VA issued an Order approving the Washington Gas proposed billing of the cost of hexane.
     On January 31, 2011, Washington Gas indicated in its annual information filing that there was no ESM liability for fiscal year 2010. The matter is pending before the Commission.
     On November 16, 2007, the PSC of MD issued a final order in a rate case, which established a phase-two proceeding to review Washington Gas’ request to implement a PBR plan and issues raised by the parties associated with Washington Gas’ BPO agreement. On September 4, 2008, a proposed order of the Hearing Examiner was issued in this phase-two proceeding. Consistent with Washington Gas’ current accounting methodology, the proposed order approved 10-year amortization accounting for initial implementation costs related to Washington Gas’ BPO plan. At December 31, 2010 and September 30, 2010, we had recorded a regulatory asset of $6.2 million and $6.4 million, respectively, net of amortization, related to initial implementation costs allocable to Maryland associated with our BPO plan. Washington Gas’ application seeking approval of a PBR plan was denied. Additionally, the proposed order (i) directs Washington Gas to obtain an independent management audit related to BPO issues raised in the phase-two proceeding and (ii) directs the initiation of a collaboration process in which Washington Gas is directed to engage in discussions with the Staff of the PSC of MD (MD Staff), the MD OPC and interested parties to develop appropriate customer service metrics and a periodic form for reporting results similar to the metrics filed by Washington Gas as part of the approved settlement in Virginia. Aspects of this proposed order were appealed by the parties in November, 2008. A final decision by the PSC of MD is pending.
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
•	Price Risk Related to the Regulated Utility Segment

•	Price Risk Related to the Non-Utility Segments

•	Weather Risk

•	Interest-Rate Risk
ITEM 4. CONTROLS AND PROCEDURES
     Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that WGL Holdings’ disclosure controls and procedures are effective. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by WGL Holdings in the reports that it files or submits under the Exchange Act is accumulated and communicated to senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in the internal control over financial reporting of WGL Holdings during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL Holdings.

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
ITEM 6.              EXHIBITS

Exhibits:
Schedule/
Exhibit	Description

(a)(3)	Exhibits

Exhibits Filed Herewith:

31.1	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits Submitted Herewith:

101	The following materials from the WGL Holdings, Inc. and Washington Gas Light Company Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, filed on February 4, 2011 formatted in Extensible Business Reporting Language (XBRL):*

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

Washington Gas Light Company Charter, filed on Form S-3 dated July 21, 1995.

WGL Holdings, Inc. Charter, filed on Form S-4 dated February 2, 2000.

Bylaws of WGL Holdings, Inc. as amended on March 5, 2009, filed as Exhibit 3(ii) to Form 8-K on March 6, 2009.

Bylaws of Washington Gas Light Company as amended on December 3, 2010, filed as Exhibit 3(ii) to Form 8-K on December 7, 2010.

WGL Holdings, Inc.
Washington Gas Light Company
Part II—Other Information
Item 6—Exhibits

*	Attached as Exhibit 101 to this Quarterly Report are the financial statements and related footnotes of WGL Holdings, Inc. and Washington Gas Light Company formatted in extensible business reporting language (XBRL). Pursuant to Rule 406T of Regulation S–T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability. We also make available on our web site the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

WGL Holdings, Inc.
Washington Gas Light Company
Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

WGL HOLDINGS, INC.

and

WASHINGTON GAS LIGHT COMPANY
(Co-Registrants)

Date: February 4, 2011	/s/ William R. Ford

William R. Ford
Controller
(Principal Accounting Officer)