Form 10-Q
period 2011-03-31
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2011-05-06
CIK 104819, 1103601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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
WGL Holdings, Inc. common stock, no par value, outstanding as of April 30, 2011: 51,226,263 shares.
All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of April 30, 2011.

WGL Holdings, Inc.
Washington Gas Light Company
For the Quarter Ended March 31, 2011

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
     SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
     Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans” and similar expressions, or future or conditional verbs such as “will,” “should,” “would” and “could.” Although the registrants, WGL Holdings and Washington Gas, believe such forward-looking statements are based on reasonable assumptions, they cannot give assurance that every objective will be achieved. Forward-looking statements speak only as of today, and the registrants assume no duty to update them. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:
•	the level and rate at which costs and expenses are incurred and the extent to which they are allowed to be recovered from customers through the regulatory process in connection with constructing, operating and maintaining Washington Gas’ natural gas distribution system;

•	the ability to implement successful approaches to modify the current or future composition of gas delivered to customers or to remediate the effects of the current or future composition of gas delivered to customers, as a result of the introduction of gas from the Dominion Cove Point or the Southern LNG, Inc. Elba Island facility to Washington Gas’ natural gas distribution system;

•	the availability of natural gas supply and interstate pipeline transportation and storage capacity;

•	the ability of natural gas producers, pipeline gatherers and natural gas processors to deliver natural gas into interstate pipelines for delivery by those interstate pipelines to the entrance points of Washington Gas’ natural gas distribution system as a result of factors beyond our control;

•	changes and developments in economic, competitive, political and regulatory conditions and developments;

•	changes in capital and energy commodity market conditions;

•	changes in credit ratings of debt securities of WGL Holdings or Washington Gas that may affect access to capital or the cost of debt;

•	changes in credit market conditions and creditworthiness of customers and suppliers;

•	changes in relevant laws and regulations, including tax, environmental and employment laws and regulations;

•	legislative, regulatory and judicial mandates or decisions affecting business operations or the timing of recovery of costs and expenses;

•	the timing and success of business and product development efforts and technological improvements;

•	the pace of deregulation efforts and the availability of other competitive alternatives to our products and services;

•	changes in accounting principles;

ii

WGL Holdings, Inc.
Washington Gas Light Company
•	new commodity purchase and sales contracts or financial contracts and modifications in the terms of existing contracts that may materially affect fair value calculations under derivative accounting requirements;

•	the ability to manage the outsourcing of several business processes;

•	acts of nature;

•	terrorist activities and

•	other uncertainties.
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

iii

WGL Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements

	March 31,	September 30,
(In thousands)	2011	2010

ASSETS
Property, Plant and Equipment
At original cost	$3,444,726	$3,383,364
Accumulated depreciation and amortization	(1,059,817)	(1,037,156)

Net property, plant and equipment	2,384,909	2,346,208

Current Assets
Cash and cash equivalents	190,004	8,849
Receivables
Accounts receivable	372,169	208,467
Gas costs and other regulatory assets	8,946	18,714
Unbilled revenues	160,465	91,337
Allowance for doubtful accounts	(19,162)	(20,306)

Net receivables	522,418	298,212

Materials and supplies—principally at average cost	23,368	24,646
Storage gas—at cost (first-in, first-out)	83,505	242,223
Deferred income taxes	19,924	22,808
Other prepayments	59,421	93,700
Derivatives and other	21,642	26,827

Total current assets	920,282	717,265

Deferred Charges and Other Assets
Regulatory assets
Gas costs	25,570	5,991
Pension and other post-retirement benefits	442,522	452,035
Other	63,369	73,342
Derivatives and other	33,047	49,053

Total deferred charges and other assets	564,508	580,421

Total Assets	$3,869,699	$3,643,894

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,264,008	$1,153,395
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	614,930	592,875

Total capitalization	1,907,111	1,774,443

Current Liabilities
Current maturities of long-term debt	52,101	30,098
Notes payable	15,722	100,417
Accounts payable and other accrued liabilities	292,719	225,362
Wages payable	16,996	16,411
Accrued interest	3,955	3,983
Dividends declared	20,180	19,604
Customer deposits and advance payments	57,642	65,343
Gas costs and other regulatory liabilities	54,989	9,893
Accrued taxes	64,711	14,828
Derivatives and other	31,293	58,112

Total current liabilities	610,308	544,051

Deferred Credits
Unamortized investment tax credits	10,088	10,561
Deferred income taxes	501,249	472,544
Accrued pensions and benefits	358,583	359,729
Asset retirement obligations	65,470	64,017
Regulatory liabilities
Accrued asset removal costs	325,689	323,091
Other	14,356	13,446
Derivatives and other	76,845	82,012

Total deferred credits	1,352,280	1,325,400

Commitments and Contingencies (Note 13)

Total Capitalization and Liabilities	$3,869,699	$3,643,894

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2011	2010	2011	2010

OPERATING REVENUES
Utility	$561,297	$611,625	$970,591	$1,002,157
Non-utility	455,924	445,013	842,504	781,904

Total Operating Revenues	1,017,221	1,056,638	1,813,095	1,784,061

OPERATING EXPENSES
Utility cost of gas	286,570	318,922	495,190	516,199
Non-utility cost of energy-related sales	422,325	451,783	751,118	764,988
Operation and maintenance	87,531	78,272	165,099	151,788
Depreciation and amortization	22,647	24,235	45,291	48,398
General taxes and other assessments	54,203	43,007	94,675	74,427

Total Operating Expenses	873,276	916,219	1,551,373	1,555,800

OPERATING INCOME	143,945	140,419	261,722	228,261
Other Income (Loss)—Net	(1,320)	495	(432)	864
Interest Expense
Interest on long-term debt	10,123	10,008	19,897	19,903
AFUDC and other, net	249	194	421	56

Total Interest Expense	10,372	10,202	20,318	19,959

INCOME BEFORE INCOME TAXES	132,253	130,712	240,972	209,166
INCOME TAX EXPENSE	52,495	51,676	95,652	82,159

NET INCOME	79,758	79,036	145,320	127,007
Dividends on Washington Gas preferred stock	330	330	660	660

NET INCOME APPLICABLE TO COMMON STOCK	$79,428	$78,706	$144,660	$126,347

AVERAGE COMMON SHARES OUTSTANDING
Basic	51,143	50,366	51,104	50,305
Diluted	51,242	50,572	51,191	50,502

EARNINGS PER AVERAGE COMMON SHARE
Basic	$1.55	$1.56	$2.83	$2.51
Diluted	$1.55	$1.56	$2.83	$2.50

DIVIDENDS DECLARED PER COMMON SHARE	$0.3875	$0.3775	$0.7650	$0.7450

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Six Months Ended
	March 31,
(In thousands)	2011	2010

OPERATING ACTIVITIES
Net income	$145,320	$127,007
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	45,291	48,398
Amortization of:
Other regulatory assets and liabilities—net	1,832	1,815
Debt related costs	432	346
Deferred income taxes—net	35,784	(22,408)
Accrued/deferred pension cost (income)	10,051	3,137
Compensation expense related to equity awards	1,415	1,205
Provision for doubtful accounts	12,352	10,843
Other non-cash charges (credits)—net	(1,247)	92
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(246,326)	(260,993)
Gas costs and other regulatory assets/liabilities—net	54,864	75,948
Storage gas	158,718	157,521
Other prepayments	34,279	3,075
Accounts payable and other accrued liabilities	65,249	21,313
Wages payable	585	478
Customer deposits and advance payments	(7,701)	(8,787)
Accrued taxes	49,883	52,764
Accrued interest	(28)	601
Other current assets	6,463	(10,078)
Other current liabilities	(26,819)	19,673
Deferred gas costs—net	(19,579)	29,680
Deferred assets—other	32,621	(29,357)
Deferred liabilities—other	(17,027)	4,015
Other—net	1,872	(274)

Net Cash Provided by Operating Activities	338,284	226,014

FINANCING ACTIVITIES
Common stock issued	7,105	9,689
Long-term debt issued	75,000	51,332
Long-term debt retired	(30,000)	(20)
Debt issuance costs	(155)	318
Notes payable issued (retired)—net	(84,717)	(75,397)
Dividends on common stock and preferred stock	(39,234)	(37,617)
Other financing activities—net	(3,692)	(1,042)

Net Cash Used in Financing Activities	(75,693)	(52,737)

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(74,984)	(57,668)
Investment in non-utility interests	(6,452)	-

Net Cash Used in Investing Activities	(81,436)	(57,668)

INCREASE IN CASH AND CASH EQUIVALENTS	181,155	115,609
Cash and Cash Equivalents at Beginning of Year	8,849	7,845

Cash and Cash Equivalents at End of Period	$190,004	$123,454

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid—net	$1,509	$49,144
Interest paid	$20,295	$19,193
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$873	$-
Capital expenditures included in accounts payable and other accrued liabilities	$9,983	$3,309
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	March 31,	September 30,

(In thousands)	2011	2010

ASSETS
Property, Plant and Equipment
At original cost	$3,400,238	$3,343,842
Accumulated depreciation and amortization	(1,035,892)	(1,014,314)

Net property, plant and equipment	2,364,346	2,329,528

Current Assets
Cash and cash equivalents	185,070	4,390
Receivables
Accounts receivable	202,319	78,357
Gas costs and other regulatory assets	8,946	18,714
Unbilled revenues	77,111	20,484
Allowance for doubtful accounts	(16,047)	(16,704)

Net receivables	272,329	100,851

Materials and supplies—principally at average cost	23,316	24,594
Storage gas—at cost (first-in, first-out)	57,402	169,267
Deferred income taxes	15,885	10,633
Other prepayments	32,458	59,317
Receivables from associated companies	2,337	1,949
Derivatives and other	1,531	7,050

Total current assets	590,328	378,051

Deferred Charges and Other Assets
Regulatory assets
Gas costs	25,570	5,991
Pension and other post-retirement benefits	439,768	449,383
Other	63,364	73,336
Derivatives and other	16,334	33,987

Total deferred charges and other assets	545,036	562,697

Total Assets	$3,499,710	$3,270,276

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,070,580	$994,876
Preferred stock	28,173	28,173
Long-term debt	614,930	592,875

Total capitalization	1,713,683	1,615,924

Current Liabilities
Current maturities of long-term debt	52,101	30,098
Notes payable	22	43,419
Accounts payable and other accrued liabilities	144,417	127,358
Wages payable	16,292	15,512
Accrued interest	3,955	3,983
Dividends declared	18,646	18,460
Customer deposits and advance payments	57,642	63,343
Gas costs and other regulatory liabilities	54,989	9,893
Accrued taxes	51,233	13,277
Payables to associated companies	39,574	9,170
Derivatives and other	10,514	19,714

Total current liabilities	449,385	354,227

Deferred Credits
Unamortized investment tax credits	9,123	9,570
Deferred income taxes	501,559	477,912
Accrued pensions and benefits	356,139	357,456
Asset retirement obligations	64,301	62,801
Regulatory liabilities
Accrued asset removal costs	325,689	323,091
Other	14,356	13,446
Derivatives and other	65,475	55,849

Total deferred credits	1,336,642	1,300,125

Commitments and Contingencies (Note 13)

Total Capitalization and Liabilities	$3,499,710	$3,270,276

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended		Six Months Ended

	March 31,		March 31,
(In thousands)	2011	2010	2011	2010

OPERATING REVENUES
Utility	$569,724	$619,295	$988,100	$1,018,159
Non-utility	-	(5)	-	2

Total Operating Revenues	569,724	619,290	988,100	1,018,161

OPERATING EXPENSES
Utility cost of gas	294,996	326,592	512,699	532,201
Operation and maintenance	72,980	67,142	136,977	130,995
Depreciation and amortization	22,128	23,766	44,243	47,480
General taxes and other assessments	51,273	41,247	89,628	71,064

Total Operating Expenses	441,377	458,747	783,547	781,740

OPERATING INCOME	128,347	160,543	204,553	236,421
Other Income (Loss)—Net	(597)	409	299	760
Interest Expense
Interest on long-term debt	10,123	10,008	19,897	19,903
AFUDC and other, net	197	128	345	(66)

Total Interest Expense	10,320	10,136	20,242	19,837

INCOME BEFORE INCOME TAXES	117,430	150,816	184,610	217,344
INCOME TAX EXPENSE	46,427	59,710	72,830	85,388

NET INCOME	$71,003	$91,106	$111,780	$131,956
Dividends on preferred stock	330	330	660	660

NET INCOME APPLICABLE TO COMMON STOCK	$70,673	$90,776	$111,120	$131,296

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Six Months Ended
	March 31,
(In thousands)	2011	2010

OPERATING ACTIVITIES
Net income	$111,780	$131,956
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	44,243	47,480
Amortization of:
Other regulatory assets and liabilities—net	(1,970)	1,815
Debt related costs	432	346
Deferred income taxes—net	22,256	(9,645)
Accrued/deferred pension cost (income)	9,979	3,337
Compensation expense related to equity awards	1,351	1,155
Provision for doubtful accounts	10,022	8,858
Other non-cash charges (credits)—net	(1,971)	(627)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(191,656)	(196,585)
Gas costs and other regulatory assets/liabilities—net	54,864	75,948
Storage gas	111,865	97,314
Other prepayments	26,859	28,206
Accounts payable and other accrued liabilities, including payables to associated companies	45,302	37,705
Wages payable	780	584
Customer deposits and advance payments	(5,701)	(8,787)
Accrued taxes	37,956	57,218
Accrued interest	(28)	601
Other current assets	6,797	(822)
Other current liabilities	(9,200)	(5,156)
Deferred gas costs—net	(19,579)	29,680
Deferred assets—other	32,519	(15,422)
Deferred liabilities—other	(1,999)	(10,888)
Other—net	1,806	54

Net Cash Provided by Operating Activities	286,707	274,325

FINANCING ACTIVITIES
Long-term debt issued	75,000	51,332
Long-term debt retired	(30,000)	(20)
Debt issuance costs	(155)	318
Notes payable issued (retired)—net	(43,419)	(124,791)
Dividends on common stock and preferred stock	(36,941)	(36,117)
Other financing activities—net	(574)	(937)

Net Cash Used in Financing Activities	(36,089)	(110,215)

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(69,938)	(54,544)

Net Cash Used in Investing Activities	(69,938)	(54,544)

INCREASE IN CASH AND CASH EQUIVALENTS	180,680	109,566
Cash and Cash Equivalents at Beginning of Year	4,390	5,160

Cash and Cash Equivalents at End of Period	$185,070	$114,726

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid—net	$-	$38,600
Interest paid	$20,219	$19,106
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$873	$-
Capital expenditures included in accounts payable and other accrued liabilities	$9,983	$3,309
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
     Accounting Standards Adopted in the Current Period
     Receivables. In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20). ASU 2010-20 requires companies to provide more information in their disclosures about the credit quality of their financing receivables such as aging information and credit quality indicators, and the credit reserves held against them. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. ASU 2010-20 was effective for us on January 1, 2011. The adoption of this standard did not have a material effect on our consolidated financial statements.
     Newly Issued Accounting Standards
     Fair Value. In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Accounting Standards Codification (ASC) Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. The adoption of this standard will affect disclosures only. With the exception of disclosures relating to purchases, sales issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for us on January 1, 2010. The adoption of these requirements did not have a material impact on our financial statements. Refer to Note 10 — Fair Value Measurements for the required disclosure under this standard. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for us on October 1, 2011. We do not expect the adoption of the remaining requirements of this standard to have a material effect on our consolidated financial statements.

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

WGL Holdings, Inc.
(In thousands)	March 31, 2011	September 30, 2010

Accounts payable — trade	$242,652	$193,776
Employee benefits and payroll accruals	18,091	24,078
Other accrued liabilities	31,976	7,508

Total	$292,719	$225,362

Washington Gas Light Company
(In thousands)	March 31, 2011	September 30, 2010

Accounts payable — trade	$110,535	$100,608
Employee benefits and payroll accruals	17,017	22,322
Other accrued liabilities	16,865	4,428

Total	$144,417	$127,358

NOTE 3. SHORT-TERM DEBT

     WGL Holdings and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. We maintain revolving credit agreements to support our outstanding commercial paper and to permit short-term borrowing flexibility. Our policy is to maintain bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. The following is a summary of our committed credit available at March 31, 2011 and September 30, 2010.
Committed Credit Available (In millions)

As of March 31, 2011	WGL Holdings	Washington Gas	Total Consolidated

Committed credit agreements

Unsecured revolving credit facility, expires August 3, 2012 (a)	$400.0	$300.0	$700.0
Less: Commercial Paper	(15.7)	-	(15.7)

Net committed credit available	$384.3	$300.0	$684.3

As of September 30, 2010	WGL Holdings	Washington Gas	Total Consolidated

Committed credit agreements

Unsecured revolving credit facility, expires August 3, 2012 (a)	$400.0	$300.0	$700.0
Less: Commercial Paper	(57.0)	(43.4)	(100.4)

Net committed credit available	$343.0	$256.6	$599.6

(a)Both WGL Holdings and Washington Gas have the right to request extensions with the banks’ approval. WGL Holdings’ revolving credit facility permits it to borrow an additional $50 million, with the banks’ approval, for a total of $450 million. Washington Gas’ revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $400 million.
     At March 31, 2011 and September 30, 2010, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper supported by revolving credit facilities of $15.7 million and $100.4 million, respectively, at a weighted average interest rate of 0.31%, respectively. As of March 31, 2011 and September 30, 2010, there were no outstanding bank loans from WGL Holdings’ or Washington Gas’ revolving credit facilities.

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
     At March 31, 2011, Washington Gas had the capacity, under a shelf registration to issue up to $375.0 million of additional MTNs. At March 31, 2011 and September 30, 2010, outstanding MTNs and private placement notes were $660.0 million and $615.0 million, respectively. At March 31, 2011 and September 30, 2010, the weighted average interest rate on all MTNs and private placement notes was 5.91% and 6.04%, respectively.
NOTE 5. COMMON SHAREHOLDERS’ EQUITY

     The tables below reflect the changes in “Common shareholders’ equity” for WGL Holdings and Washington Gas for the six months ended March 31, 2011.
WGL Holdings, Inc.
Components of Common Shareholders’ Equity

				Accumulated Other
	Common Stock	Paid-In	Retained	Comprehensive Loss,
(In thousands)	Amount	Capital	Earnings	Net of Taxes	Total

Balance at September 30, 2010	$543,121	$8,889	$609,956	$(8,571)	$1,153,395
Net income applicable to common stock	-	-	144,660	-	144,660
Post-retirement benefits adjustment, net of taxes	-	-	-	275	275

Comprehensive income					144,935
Stock-based compensation	7,187	(2,360)	-	-	4,827
Dividends declared:
Common Stock	-	-	(39,149)	-	(39,149)

Balance at March 31, 2011	$550,308	$6,529	$715,467	$(8,296)	$1,264,008

Washington Gas Light Company Components of Common Shareholder’s Equity

				Accumulated Other
	Common Stock	Paid-In	Retained	Comprehensive Loss,
(In thousands)	Amount	Capital	Earnings	Net of Taxes	Total

Balance at September 30, 2010	$46,479	$470,825	$486,143	$(8,571)	$994,876
Net income before preferred stock dividends	-	-	111,780	-	111,780
Post-retirement benefits adjustment, net of taxes	-	-	-	275	275

Comprehensive income					112,055
Stock-based compensation	-	776	-	-	776
Dividends declared:
Common Stock	-	-	(36,467)	-	(36,467)
Preferred Stock	-	-	(660)	-	(660)

Balance at March 31, 2011	$46,479	$471,601	$560,796	$(8,296)	$1,070,580

     WGL Holdings had 51,167,487 and 50,974,992 shares issued of common stock at March 31, 2011 and September 30, 2010, respectively. Washington Gas had 46,479,536 shares issued of common stock at both March 31, 2011 and September 30, 2010.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 6. COMPREHENSIVE INCOME

     The tables below reflect the components of “Comprehensive income” for the three and six months ended March 31, 2011 and 2010 for WGL Holdings and Washington Gas. Items that are excluded from “Net income” and charged directly to “Common shareholders’ equity” are recorded in “Other comprehensive income (loss), net of taxes.” The amount of “Accumulated other comprehensive loss, net of taxes” is included in “Common shareholders’ equity” (refer to Note 5—Common Shareholders’ Equity).
WGL Holdings, Inc.
Components of Comprehensive Income

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2011	2010	2011	2010

Net income applicable to common stock	$79,428	$78,706	$144,660	$126,347
Other comprehensive income (loss), net of taxes (a)	146	201	275	(169)

Comprehensive income	$79,574	$78,907	$144,935	$126,178

(a) Amounts relate to postretirement benefits.

Washington Gas Light Company
Components of Comprehensive Income

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2011	2010	2011	2010

Net income	$71,003	$91,106	$111,780	$131,956
Other comprehensive income (loss), net of taxes (a)	146	201	275	(169)

Comprehensive income	$71,149	$91,307	$112,055	$131,787

(a) Amounts relate to postretirement benefits.

NOTE 7. EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for WGL Holdings for the three and six months ended March 31, 2011 and 2010.
Basic and Diluted EPS

	Net Income
	Applicable to		Per Share
(In thousands, except per share data)	Common Stock	Shares	Amount

Three Months Ended March 31, 2011
Basic EPS	$79,428	51,143	$1.55

Stock-based compensation plans	-	99

Diluted EPS	$79,428	51,242	$1.55

Three Months Ended March 31, 2010
Basic EPS	$78,706	50,366	$1.56

Stock-based compensation plans	-	206

Diluted EPS	$78,706	50,572	$1.56

Six Months Ended March 31, 2011
Basic EPS	$144,660	51,104	$2.83

Stock-based compensation plans	-	87

Diluted EPS	$144,660	51,191	$2.83

Six Months Ended March 31, 2010
Basic EPS	$126,347	50,305	$2.51

Stock-based compensation plans	-	197

Diluted EPS	$126,347	50,502	$2.50

     There were no anti-dilutive shares for the three or six months ended March 31, 2011 or 2010.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 8. INCOME TAXES

     As of March 31, 2011, our uncertain tax positions were approximately $27.0 million primarily due to our change in tax accounting for repair deductions in 2010. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to Washington Gas’ uncertain tax positions will significantly increase or decrease in the next 12 months due to the on-going audit of Washington Gas by the IRS with respect to the tax year related to its change in accounting method for repairs. At this time an estimate of the range of reasonably possible outcomes cannot be determined.
     Under the provision of ASC Topic 740, Income Taxes, Washington Gas recognizes any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. During the three and six months ended March 31, 2011, we accrued $172,000 and $401,000, respectively, in expense for interest on uncertain tax positions. We had $210,000 of interest related to uncertain tax positions accrued as of September 30, 2010.
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
     Regulatory sharing mechanisms in the District of Columbia, Maryland and Virginia jurisdictions allow the profit from these transactions to be shared between Washington Gas’ shareholders and customers; therefore, any changes in fair value are recorded through earnings, or as regulatory assets or liabilities to the extent that gains and losses associated with these derivative instruments will be included in the rates charged to customers when they are realized. Valuation changes for the portion of net profits to be retained for shareholders may cause significant period-to-period volatility in earnings from unrealized gains and losses. This volatility does not change the locked-in operating margins that Washington Gas will ultimately realize from these transactions.
     All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas”. Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended March 31, 2011 and 2010 were gains of $2.9 million and $22.3 million, respectively, including unrealized losses of $4.7 million and unrealized gains of $16.1 million, respectively. Total net margins for the six months ended March 31, 2011 and 2010 were gains of $1.1 million and $21.8 million, respectively, including unrealized losses of $14.5 million and unrealized gains of $12.1 million, respectively.
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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Non-Utility Operations
     WGEServices enters into certain derivative contracts as part of managing the price risk associated with the sale and purchase of natural gas and electricity to its retail customers. CEV enters into derivative contracts for the purpose of optimizing its storage assets as well as managing the transportation and storage assets on behalf of third parties. Derivative instruments are recorded at fair value on our consolidated balance sheets. Neither WGEServices nor CEV designate these derivatives as hedges under ASC Topic 815; therefore, changes in the fair value of these derivative instruments are reflected in the earnings of our non-utility operations. These derivatives may cause significant period-to-period volatility in earnings; however, this volatility will not change the operating margins that WGEServices and CEV will ultimately realize from the sales to their customers or counterparties.
     Consolidated Operations
     Reflected in the tables below is information for WGL Holdings as well as Washington Gas. The information for WGL Holdings includes derivative instruments for both utility and non-utility operations.
     At March 31, 2011 and September 30, 2010, respectively, the absolute notional amounts of our derivatives are as follows:
Absolute Notional Amounts
of Open Positions on Derivative instruments

(In millions)	Notional Amounts
As of March 31, 2011
Derivative transactions	WGL Holdings	Washington Gas

Natural Gas(in therms)
Asset Optimization	1,359.3	1,099.4
Retail sales	3.5	-
Other risk-management activities	553.0	386.3
Electricity (in kWhs)
Retail sales	688.6	-
Other risk-management activities	12,057.2	-

Absolute Notional Amounts
of Open Positions on Derivative instruments

(In millions)	Notional Amounts
As of September 30, 2010
Derivative transactions	WGL Holdings	Washington Gas

Natural Gas(in therms)
Asset Optimization	1,271.1	1,271.1
Retail sales	5.0	-
Other risk-management activities	316.8	123.2
Electricity (in kWhs)
Retail sales	1,417.0	-
Other risk-management activities	13,278.0	-
Interest Rate Swap(notional amount in millions)	$75.0	$75.0

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     The following tables present the balance sheet classification for all derivative instruments as of March 31, 2011 and September 30, 2010.
WGL Holdings, Inc.
Balance Sheet Classification of Derivative Instruments

(In millions)

As of March 31,2011
	Derivative	Derivative	Netting of
Balance sheet location	Assets	Liabilities	Collateral	Total

Current assets — Derivatives and other	$17.9	$(5.4)	$-	$12.5
Deferred charges and other assets — Derivatives and other	43.8	(31.0)	-	12.8
Accounts payable and other accrued liabilities	1.5	-	-	1.5
Current liabilities — Derivatives and other	8.3	(38.7)	4.8	(25.6)
Deferred credits — Derivatives and other	5.2	(26.8)	2.4	(19.2)

Total	$76.7	$(101.9)	$7.2	$(18.0)

As of September 30, 2010

Current assets — Derivatives and other	$22.7	$(5.4)	$-	$17.3
Deferred charges and other assets — Derivatives and other	85.1	(51.9)	-	33.2
Current liabilities — Derivatives and other (*)	12.2	(67.5)	1.3	(54.0)
Deferred credits — Derivatives and other	0.9	(30.2)	3.3	(26.0)

Total	$120.9	$(155.0)	$4.6	$(29.5)

(*) includes interest rate swaps of ($11.6) million
Washington Gas Light Company
Balance Sheet Classification of Derivative Instruments

(In millions)

As of March 31, 2011
	Derivative	Derivative	Netting of
Balance sheet location	Assets	Liabilities	Collateral	Total

Current assets — Derivatives and other	$6.6	$(5.1)	$-	$1.5
Deferred charges and other assets — Derivatives and other	36.1	(31.0)	-	5.1
Current liabilities — Derivatives and other	4.3	(10.3)	-	(6.0)
Deferred credits — Derivatives and other	3.0	(12.2)	-	(9.2)

Total	$50.0	$(58.6)	$-	$(8.6)

As of September 30, 2010

Current assets — Derivatives and other	$12.4	$(5.4)	$-	$7.0
Deferred charges and other assets — Derivatives and other	74.1	(51.9)	-	22.2
Current liabilities — Derivatives and other (*)	7.2	(23.7)	-	(16.5)
Deferred credits — Derivatives and other	0.2	(0.5)	-	(0.3)

Total	$93.9	$(81.5)	$-	$12.4

(*) includes interest rate swaps of ($11.6) million

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     The following tables present all gains and losses associated with derivative instruments for the three and six months ended March 31, 2011 and 2010.
Gains and (Losses) on Derivative Instruments

			Washington Gas
(In millions)	WGL Holdings, Inc.		Light Company

Three Months Ended March 31,	2011	2010	2011	2010

Recorded to income

Operating revenues - non-utility	$(0.8)	$15.7	$-	$-

Utility cost of gas	(5.8)	17.6	(5.8)	17.6

Non-utility cost of energy-related sales	2.4	(46.3)	-	-

Recorded to regulatory assets/liabilities

Gas costs	(5.6)	12.8	(5.6)	12.8

Other	-	(0.7)	-	(0.7)

Total	$(9.8)	$(0.9)	$(11.4)	$29.7

Gains and (Losses) on Derivative Instruments

			Washington Gas
(In millions)	WGL Holdings, Inc.		Light Company

Six Months Ended March 31,	2011	2010	2011	2010

Recorded to income

Operating revenues - non-utility	$(7.6)	$18.2	$-	$-

Utility cost of gas	(10.9)	19.1	(10.9)	19.1

Non-utility cost of energy-related sales	27.7	(49.5)	-	-

Recorded to regulatory assets/liabilities

Gas costs	(20.9)	7.9	(20.9)	7.9

Other	6.2	0.2	6.2	0.2

Total	$(5.5)	$(4.1)	$(25.6)	$27.2

     Certain of Washington Gas’ derivative instruments contain contract provisions that would require collateral to be posted if the credit rating of Washington Gas’ debt falls below certain levels. Similarly, certain of WGEServices and CEV derivative instruments contain contract provisions that require collateral to be posted if the credit rating of WGL Holdings falls below certain levels or if counterparties exposure to WGEServices and CEV exceeds a certain level. Due to counterparty exposure levels, at March 31, 2011, WGEServices had posted $0.1 million of collateral related to its derivative liabilities that contained credit-related contingent features. Washington Gas and CEV were not required to post any collateral at March 31, 2011. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required to be posted related to the net fair value of our derivative instruments if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on March 31, 2011 and September 30, 2010, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Potential Collateral Requirements for Derivative Liabilities
with Credit-risk-Contingent Features

(In millions)	WGL Holdings	Washington Gas

As of March 31, 2011

Derivative liabilities with credit-risk-contingent features	$70.1	$39.7

Maximum potential collateral requirements	26.7	0.4

As of September 30, 2010	WGL Holdings	Washington Gas

Derivative liabilities with credit-risk-contingent features	$111.3	$54.6

Maximum potential collateral requirements	67.5	12.3

     Neither Washington Gas, WGEServices nor CEV enters into derivative contracts for speculative purposes.
     Concentration of Credit Risk
     Washington Gas, WGEServices and CEV are exposed to credit risk associated with agreements with wholesale counterparties that are accounted for as derivative instruments. We have credit policies in place that are designed to mitigate credit risk associated with wholesale counterparties through a requirement for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. For certain counterparties or their guarantors that meet this policy’s credit worthiness criteria, Washington Gas, WGEServices and CEV grant unsecured credit which is continuously monitored. Additionally, our agreements with wholesale counterparties contain netting provisions which allow the receivable and payable exposure to/from each counterparty to be offset. At March 31, 2011, four counterparties each represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $9.3 million; Non-Utility Operations had three counterparties representing over 10% of its credit exposure to wholesale counterparties for a total credit risk of $6.9 million.
     Collateral Deposits
     In accordance with ASC 815, WGL Holdings offsets the fair value of derivative instruments against the right to reclaim or obligation to return collateral for derivative instruments executed under the same master netting arrangement. At March 31, 2011, Washington Gas, WGEServices and CEV had $10.5 million, $15.2 million and $10.2 million, respectively, of collateral deposits that were not offset against open and settled derivative contracts. At September 30, 2010, WGEServices had $36.0 million of collateral deposits that were not offset against open and settled derivative contracts. All of the collateral deposited by Washington Gas and CEV was offset against open and settled derivative contracts at September 30, 2010.
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
     Gains and losses associated with Washington Gas’ weather-related instruments are recorded to “Operation and maintenance” expense. During the three months ended March 31, 2011 and 2010, Washington Gas recorded a pre-tax loss and gain of $1.1 million and $2.4 million, respectively. During the six months ended March 31, 2011 and 2010, Washington Gas recorded a pre-tax loss and gain of $2.6 million and $1.0 million, respectively.
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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
These contracts provide for payment to WGEServices of a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. For the three and six months ended March 31, 2011, WGEServices recorded pre-tax losses of $2.3 million and $4.2 million, respectively. For the three and six months ended March 31, 2010, WGEServices recorded pre-tax losses of $867,000 and $1.1 million, respectively, related to these derivatives.
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
     Level 1. Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. Level 1 assets and liabilities primarily include exchange traded derivatives and securities. At March 31, 2011, we do not have any financial assets or liabilities in this category.
     Level 2. Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs that are corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions including: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At March 31, 2011, Level 2 financial assets and liabilities included non-exchange traded energy-related derivatives such as financial swaps and options and physical forward contracts for deliveries at active market locations.
     Level 3. Level 3 of the fair value hierarchy consists of assets or liabilities that are valued using significant unobservable inputs at the reporting date. These unobservable assumptions reflect our assumptions about estimates that market participants would use in pricing the asset or liability, including historical volatility and pricing data when delivery is to inactive market locations. These inputs may be used with industry standard valuation methodologies that result in our best estimate of fair value for the assets or liabilities at the reporting date. At March 31, 2011, derivative assets and liabilities in this category included: (i) physical contracts valued with significant basis adjustments to observable market data when delivery is to inactive market locations; (ii) long-dated positions where observable pricing is not available over the life of the contract; (iii) contracts valued using historical volatility assumptions and (iv) valuations using indicative broker quotes for inactive market locations. Additionally, at March 31, 2011, Level 3 financial liabilities included Washington Gas’ weather derivatives valued using unobservable data.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     The following tables set forth financial instruments recorded at fair value as of March 31, 2011 and September 30, 2010. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.
WGL Holdings, Inc.
Fair Value Measurements Under the Fair Value Hierarchy

(In millions)	Level 1	Level 2	Level 3	Total

At March 31, 2011

Assets
Natural gas related derivatives	$-	$28.1	$25.7	$53.8
Electricity related derivatives	-	1.6	21.3	22.9

Total Assets	$-	$29.7	$47.0	$76.7

Liabilities
Natural gas related derivatives	$-	$(26.4)	$(39.4)	$(65.8)
Electricity related derivatives	-	(4.5)	(31.6)	(36.1)
Weather derivatives	-	-	(3.1)	(3.1)

Total Liabilities	$-	$(30.9)	$(74.1)	$(105.0)

At September 30, 2010

Assets
Natural gas related derivatives	$-	$39.1	$57.2	$96.3
Electricity related derivatives	-	-	24.6	24.6
Weather derivative	-	-	1.6	1.6

Total Assets	$-	$39.1	$83.4	$122.5

Liabilities
Natural gas related derivatives	$-	$(42.1)	$(45.3)	$(87.4)
Electricity related derivatives	-	(10.4)	(45.6)	(56.0)
Interest rate swaps	-	(11.6)	-	(11.6)
Weather derivative	-	-	(2.1)	(2.1)

Total Liabilities	$-	$(64.1)	$(93.0)	$(157.1)

Washington Gas Light Company Fair Value Measurements Under the Fair Value Hierarchy

(In millions)	Level 1	Level 2	Level 3	Total

At March 31, 2011

Assets
Natural gas related derivatives	$-	$24.8	$25.2	$50.0

Total Assets	$-	$24.8	$25.2	$50.0

Liabilities
Natural gas related derivatives	$-	$(20.5)	$(38.1)	$(58.6)
Weather derivatives	-	-	(3.1)	(3.1)

Total Liabilities	$-	$(20.5)	$(41.2)	$(61.7)

At September 30, 2010

Assets
Natural gas related derivatives	$-	$37.3	$56.6	$93.9
Weather derivative	-	-	1.6	1.6

Total Assets	$-	$37.3	$58.2	$95.5

Liabilities
Natural gas related derivatives	$-	$(29.0)	$(40.9)	$(69.9)
Interest rate swaps	-	(11.6)	-	(11.6)
Weather derivative	-	-	(2.1)	(2.1)

Total Liabilities	$-	$(40.6)	$(43.0)	$(83.6)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the three and six month periods ended March 31, 2011 and 2010, respectively.
Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	WGL Holdings	Washington Gas

Three Months Ended March 31, 2011

Balance at January 1, 2011	$(16.1)	$(3.0)
Realized and unrealized gains (losses)
Recorded to income	(3.8)	(2.3)
Recorded to regulatory assets - gas costs	(2.3)	(2.3)
Transfers in and/or out of Level 3	(6.7)	(7.8)
Purchases and settlements, net	1.8	(0.6)

Balance at March 31, 2011	$(27.1)	$(16.0)

Three Months Ended March 31, 2010

Balance at January 1, 2010	$(38.4)	$(11.3)
Realized and unrealized gains (losses)
Recorded to income	6.5	12.8
Recorded to regulatory assets - gas costs	9.4	9.4
Purchases and settlements, net	4.9	0.7

Balance at March 31, 2010	$(17.6)	$11.6

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	WGL Holdings	Washington Gas

Six Months Ended March 31, 2011

Balance at October 1, 2010	$(9.6)	$15.2
Realized and unrealized gains (losses)
Recorded to income	(8.1)	(7.9)
Recorded to regulatory assets - gas costs	(14.9)	(14.9)
Transfers in and/or out of Level 3	(6.7)	(7.8)
Purchases and settlements, net	12.2	(0.6)

Balance at March 31, 2011	$(27.1)	$(16.0)

Six Months Ended March 31, 2010

Balance at October 1, 2009	$(27.6)	$(6.3)
Realized and unrealized gains (losses)
Recorded to income	(10.1)	11.2
Recorded to regulatory assets - gas costs	6.9	6.9
Transfers in and/or out of Level 3(a)	(2.1)	(2.1)
Purchases and settlements, net	15.3	1.9

Balance at March 31, 2010	$(17.6)	$11.6

(a)	Represents weather derivative.
     Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the fair value hierarchy at the fair value as of the beginning of the reporting period. For WGL Holdings, during both the three and six month periods ended March 31, 2011, $6.7 million of net derivative assets were transferred from Level 3 to Level 2 in the fair value hierarchy. These transfers reflected an increase in observable market inputs used to value natural gas related derivatives for Washington Gas and CEV.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     The tables below set forth the line items on the Statements of Income of the amounts recorded to income for the three and six months ended March 31, 2011, and 2010 related to fair value measurements using significant Level 3 inputs.
WGL Holdings, Inc.
Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In millions)	2011	2010	2011	2010

Operating revenues - non-utility	$(3.2)	$15.7	$(8.5)	$18.2
Utility cost of gas	(1.0)	10.4	(5.1)	10.2
Non-utility cost of energy-related sales	1.7	(22.0)	8.3	(39.5)
Operation and maintenance expense	(1.3)	2.4	(2.8)	1.0

Total	$(3.8)	$6.5	$(8.1)	$(10.1)

Washington Gas Light Company
Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In millions)	2011	2010	2011	2010

Utility cost of gas	$(1.0)	$10.4	$(5.1)	$10.2
Operation and maintenance expense	(1.3)	2.4	(2.8)	1.0

Total	$(2.3)	$12.8	$(7.9)	$11.2

     Unrealized gains (losses) for the three and six months ended March 31, 2011 attributable to financial instruments measured using significant Level 3 inputs at March 31, 2011 were recorded as follows:
WGL Holdings, Inc.
Unrealized Gains (Losses) Recorded for Level 3 Measurements

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In millions)	2011	2010	2011	2010

Recorded to income
Operating revenues - non-utility	$(0.3)	$18.4	$1.3	$23.8
Utility cost of gas	(3.1)	10.4	(2.8)	10.5
Non-utility cost of energy-related sales	0.2	(42.9)	4.4	(51.8)
Operation and maintenance expense	(1.1)	2.4	(2.8)	1.0
Recorded to regulatory assets - gas costs	(3.7)	8.3	(15.1)	6.9

Total	$(8.0)	$(3.4)	$(15.0)	$(9.6)

Washington Gas Light Company
Unrealized Gains (Losses) Recorded for Level 3 Measurements

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In millions)	2011	2010	2011	2010

Recorded to income
Utility cost of gas	$(3.1)	$10.4	$(2.8)	$10.5
Operation and maintenance expense	(1.1)	2.4	(2.8)	1.0
Recorded to regulatory assets - gas costs	(3.7)	8.3	(15.1)	6.9

Total	$(7.9)	$21.1	$(20.7)	$18.4

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     The following table presents the carrying amount and estimated fair value of our long-term debt at March 31, 2011 and September 30, 2010, respectively. The carrying amount of any other financial instruments in current assets and current liabilities approximates fair value because of the short-term maturity of these instruments, and therefore are not shown in the table below.
Fair Value of Financial Instruments

	March 31, 2011
(In millions)	Carrying Amount	Fair Value

Long-term debt (a)	$614.9	$680.6

	September 30, 2010
	Carrying Amount	Fair Value

Long-term debt (a)	$592.9	$716.5

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
     Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations as presented below in the Operating Segment Financial Information. These activities include the operations of CEV, a non-utility wholesale energy company that engages in acquiring and optimizing natural gas storage and transportation assets and WGSW, Inc., a holding company formed to invest in Solar Photovoltaic (Solar PV) facilities. Administrative costs associated with WGL Holdings and Washington Gas Resources are also included in “Other Activities.”
     The same accounting policies applied in preparing our consolidated financial statements, as discussed in Note 1—Accounting Policies, also apply to the reported segments. While net income or loss applicable to common stock is the primary criterion for measuring a segment’s performance, we also evaluate our operating segments based on other relevant factors, such as penetration into their respective markets and return on equity. The following tables present operating segment information for the three and six months ended March 31, 2011 and 2010.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information
		Non-Utility Operations
			Design-Build
	Regulated	Retail Energy-	Energy	Other
(In thousands)	Utility	Marketing	Systems	Activities	Eliminations	Consolidated

Three Months Ended March 31, 2011

Operating Revenues (a)	$569,724	$447,734	$7,775	$415	$(8,427)	$1,017,221

Operating Expenses:
Cost of energy-related sales	294,996	415,662	6,664	-	(8,427)	708,895
Operation	60,298	13,029	924	1,302	-	75,553
Maintenance	11,978	-	-	-	-	11,978
Depreciation and amortization	22,419	211	17	-	-	22,647
General taxes and other assessments:
Revenue taxes	34,339	1,611	-	-	-	35,950
Other	17,032	1,155	53	13	-	18,253

Total Operating Expenses	441,062	431,668	7,658	1,315	(8,427)	873,276

Operating Income (Loss)	128,662	16,066	117	(900)	-	143,945
Other Income (Expenses)-Net	(616)	9	4	(668)	(49)	(1,320)
Interest Expense	10,320	39	-	62	(49)	10,372
Income Tax Expense (Benefit)	46,553	6,454	47	(559)	-	52,495
Dividends on Washington Gas preferred stock	330	-	-	-	-	330

Net Income (Loss) Applicable to Common Stock	$70,843	$9,582	$74	$(1,071)	$-	$79,428

Total Assets	$3,508,410	$325,193	$18,193	$117,776	$(99,873)	$3,869,699

Capital Expenditures/Investments	$37,817	$4,669	$3	$1,302	$-	$43,791

Three Months Ended March 31, 2010

Operating Revenues (a)	$619,295	$440,604	$4,416	$(7)	$(7,670)	$1,056,638

Operating Expenses:
Cost of energy-related sales	326,592	447,944	3,839	-	(7,670)	770,705
Operation	55,166	9,907	689	1,251	-	67,013
Maintenance	11,259	-	-	-	-	11,259
Depreciation and amortization	24,020	206	9	-	-	24,235
General taxes and other assessments:
Revenue taxes	24,330	702	-	-	-	25,032
Other	17,002	924	44	5	-	17,975

Total Operating Expenses	458,369	459,683	4,581	1,256	(7,670)	916,219

Operating Income (Loss)	160,926	(19,079)	(165)	(1,263)	-	140,419
Other Income (Expenses)-Net	402	18	16	129	(70)	495
Interest Expense	10,136	70	-	66	(70)	10,202
Income Tax Expense (Benefit)	59,856	(7,694)	(58)	(428)	-	51,676
Dividends on Washington Gas preferred stock	330	-	-	-	-	330

Net Income (Loss) Applicable to Common Stock	$91,006	$(11,437)	$(91)	$(772)	$-	$78,706

Total Assets	$3,254,575	$403,973	$19,133	$135,703	$(193,512)	$3,619,872

Capital Expenditures/Investments	$28,259	$384	$77	$-	$-	$28,720

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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information
		Non-Utility Operations
			Design-Build
	Regulated	Retail Energy-	Energy	Other
(In thousands)	Utility	Marketing	Systems	Activities	Eliminations	Consolidated

Six Months Ended March 31, 2011

Operating Revenues (a)	$988,100	$827,131	$14,730	$643	$(17,509)	$1,813,095

Operating Expenses:
Cost of energy-related sales	512,699	738,814	12,304	-	(17,509)	1,246,308
Operation	113,249	25,473	1,997	2,128	-	142,847
Maintenance	22,252	-	-	-	-	22,252
Depreciation and amortization	44,834	422	35	-	-	45,291
General taxes and other assessments:
Revenue taxes	60,260	2,493	-	-	-	62,753
Other	29,523	2,283	95	21	-	31,922

Total Operating Expenses	782,817	769,485	14,431	2,149	(17,509)	1,551,373

Operating Income (Loss)	205,283	57,646	299	(1,506)	-	261,722
Other Income (Expenses)-Net	261	23	9	(624)	(101)	(432)
Interest Expense	20,242	83	-	94	(101)	20,318
Income Tax Expense (Benefit)	73,115	23,185	120	(768)	-	95,652
Dividends on Washington Gas preferred stock	660	-	-	-	-	660

Net Income (Loss) Applicable to Common Stock	$111,527	$34,401	$188	$(1,456)	$-	$144,660

Total Assets	$3,508,410	$325,193	$18,193	$117,776	$(99,873)	$3,869,699

Capital Expenditures/Investments	$70,214	$4,759	$11	$6,452	$-	$81,436

Six Months Ended March 31, 2010

Operating Revenues (a)	$1,018,159	$774,128	$7,778	$(2)	$(16,002)	$1,784,061

Operating Expenses:
Cost of energy-related sales	532,201	758,443	6,545	-	(16,002)	1,281,187
Operation	107,128	18,688	1,648	1,854	-	129,318
Maintenance	22,470	-	-	-	-	22,470
Depreciation and amortization	47,994	379	25	-	-	48,398
General taxes and other assessments:
Revenue taxes	41,737	1,316	-	-	-	43,053
Other	29,462	1,814	84	14	-	31,374

Total Operating Expenses	780,992	780,640	8,302	1,868	(16,002)	1,555,800

Operating Income (Loss)	237,167	(6,512)	(524)	(1,870)	-	228,261
Other Income (Expenses)-Net	683	37	26	249	(131)	864
Interest Expense	19,837	129	-	124	(131)	19,959
Income Tax Expense (Benefit)	85,651	(2,674)	(195)	(623)	-	82,159
Dividends on Washington Gas preferred stock	660	-	-	-	-	660

Net Income (Loss) Applicable to Common Stock	$131,702	$(3,930)	$(303)	$(1,122)	$-	$126,347

Total Assets	$3,254,575	$403,973	$19,133	$135,703	$(193,512)	$3,619,872

Capital Expenditures/Investments	$54,947	$2,617	$104	$-	$-	$57,668

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
     At March 31, 2011 and September 30, 2010, the Washington Gas balance sheets reflected receivables from associated companies of $2.3 million and $1.9 million, respectively. At March 31, 2011 and September 30, 2010, the Washington Gas balance sheets reflected payables to associated companies of $39.6 million and $9.2 million, respectively, related to the activities described above.
     Additionally, Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGEServices. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services and the related sales and purchases of natural gas, Washington Gas charged WGEServices, an affiliated energy marketer, $8.4 million and $7.7 million for the three months ended March 31, 2011 and 2010, respectively. In the six months ended March 31, 2011 and 2010, the charges were $17.5 million and $16.0 million, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.
     As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGEServices has recognized an accounts payable to Washington Gas in the amount of $0.8 million at March 31, 2011 and a receivable from Washington Gas in the amount of $2.3 million at September 30, 2010 related to an imbalance in gas volumes. Due to regulatory requirements, these receivables are not eliminated in the consolidated financial statements of WGL Holdings.
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
     District of Columbia Jurisdiction
     Revenue Normalization Adjustment (RNA). On December 21, 2009, Washington Gas filed a revised tariff application seeking approval of an RNA, a sales adjustment mechanism that decouples Washington Gas’ non-gas revenues from actual delivered volumes of gas. On December 22, 2009, the District of Columbia Office of the People’s Counsel (DC OPC) filed a motion requesting that the District of Columbia Public Service Commission (PSC of DC) establish public hearing procedures to examine the merits of Washington Gas’ RNA application. Washington Gas filed an opposition to the DC OPC’s motion on January 4, 2010. The PSC of DC issued an order on January 19, 2010 granting the DC OPC’s motion for evidentiary hearing and initiated an evidentiary proceeding to consider issues surrounding Washington Gas’ tariff application.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
On April 2, 2010, the PSC of DC issued an order designating issues to be addressed and establishing a procedural schedule for the case. Washington Gas filed supplemental testimony on April 13, 2010. The DC OPC, the District of Columbia Office of the Environment and the Apartment and Office Building Association of Metropolitan Washington filed direct testimony on May 17, 2010. Washington Gas filed rebuttal testimony on June 29, 2010. Evidentiary hearings were held on July 27-29, 2010. Initial briefs were filed on August 13, 2010, and reply briefs were submitted on August 26, 2010. On December 17, 2010 the PSC of DC issued an order denying Washington Gas’ application for an RNA stating that the RNA should be considered in the context of a base rate case proceeding. Washington Gas filed an application for reconsideration on January 18, 2011. The PSC of DC denied Washington Gas’ application for reconsideration on February 28, 2011, affirming its previous rulings that the matter should be reviewed in a base rate case.
     Affiliate Transactions Code of Conduct. On February 1, 2011, the PSC of DC issued an order adopting rules governing affiliate transactions code of conduct for regulated energy utilities and their affiliates. Included among the regulations are limitations on joint marketing with core service affiliates, and disclosure of customer-specific information, as well as restrictions on (i) favorable treatment of affiliates, (ii) the provision of loans and loan guarantees by the utility to an affiliate, and (iii) sharing and temporary assignment of electric company employees with an affiliate. These regulations also require the energy utilities to file Cost Allocation Manuals (CAM) with the PSC of DC demonstrating how they allocate and account for shared services with their affiliates. The CAM must be filed with the PSC of DC annually within four months of the close of the utility’s fiscal year.
     Maryland Jurisdiction
     Order on and Reviews of Purchased Gas Charges. Each year, the Maryland Public Service Commission (PSC of MD) reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’ purchased gas costs are reasonable.
     The Office of the Staff of the PSC of MD (MD Staff) and the Maryland Office of the People’s Counsel (MD OPC) are challenging a portion of Washington Gas’ purchased gas charges for the twelve month period ended August 31, 2009 averring that Washington Gas did not have authority under its tariff to satisfy in cash its obligation (cash-out) for over-deliveries by suppliers over the 12-months ended March 2009 and also asserting that Washington Gas used an “excessive price” as the cash-out price. The MD Staff recommended that a second phase to the proceeding be initiated to investigate these assertions. Washington Gas has objected to both these assertions. Discovery and testimony were filed in the case, and a hearing was held on March 25, 2010. The MD OPC has taken a position that $2.1 million of gas costs related to the purchase of competitive service provider (CSP) inventory included in the purchased gas charge should be disallowed. Briefs were filed April 30, 2010, and reply briefs were filed May 21, 2010. A proposed order was issued by the Hearing Examiner on August 25, 2010, finding that under the tariff, Washington Gas should have resolved supplier over-deliveries during the review period by adjusting future delivery volumes by suppliers, rather than by cash-out. The proposed order directed Washington Gas to refund to customers the excess costs paid to suppliers as a result of the cash-out of supplier over-deliveries. The proposed order also directed Washington Gas to present an “exact calculation” of the excess amount paid to suppliers in accordance with the methodology proposed by the MD OPC. The MD OPC had estimated the amount of the excess costs to Maryland ratepayers to be approximately $2.1 million. The proposed order directs Washington Gas to credit $2.1 million to the actual cost adjustment (ACA) as recommended by the MD OPC. The MD Staff and Washington Gas filed notices of appeal of the proposed order on September 23 and 24, 2010, respectively, and memorandums on appeal on October 1 and 4, 2010, respectively. A decision from the PSC of MD is pending.
     Investigation of Asset Management and Gas Purchase Practices. On July 24, 2008, the Office of Staff Counsel of the PSC of MD (Staff Counsel) submitted a petition to the PSC of MD to establish an investigation into Washington Gas’ asset management program and cost recovery of its gas purchases. On September 4, 2008, the PSC of MD docketed a new proceeding to consider the issues raised in the petition filed by Staff Counsel. In accordance with the procedural schedule, Washington Gas filed direct testimony on November 21, 2008; direct testimony by intervening parties was filed on February 4, 2009, and Washington Gas’ rebuttal testimony was filed March 11, 2009. A public hearing was held on March 19, 2009. Initial briefs were filed by Washington Gas and other parties on June 25, 2009. Reply briefs were filed on August 3, 2009.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     On November 2, 2009, the Chief Hearing Examiner of the PSC of MD issued a Proposed Order of Hearing Examiner (POHE) which supports Washington Gas’ move to self-optimization of its gas assets, concluding that “the evidence on the record in this case is overwhelming that Washington Gas’ decision to transition to self-management has in fact been prudent and resulted in substantial rate benefits.” The POHE approved Washington Gas’ proposal for the sharing of margins from asset optimization between Washington Gas and customers based on a graduated, tiered approach. The POHE directed Washington Gas to pass credits to customers through the Purchased Gas Charge (PGC) provision.
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
     On December 2, 2009, both the MD Staff and the MD OPC filed notices of appeal of the POHE and on December 14, 2009, both filed a memorandum on appeal in support of their positions. On January 4, 2010, Washington Gas filed a reply memorandum in response to the MD Staff and the MD OPC’s memoranda on appeal. A decision by the PSC of MD is pending.
     Review of Washington Gas’ 2009 — 2013 Gas Portfolio Plan. On March 19, 2009, the PSC of MD docketed a proceeding to review Washington Gas’ 2009 — 2013 Gas Portfolio Plan, specifically noting Washington Gas’ plans to build an on-system peaking facility on the grounds of the decommissioned Chillum gas storage holders in Chillum, Maryland. Refer to the section entitled "Chillum LNG Facility” for further discussion of this matter. Upon consideration of a motion to combine review of Washington Gas’ Gas Portfolio Plans, on January 6, 2010, the PSC of MD consolidated this proceeding with Washington Gas’ 2010 — 2014 Gas Portfolio Plan, which was filed on November 17, 2009. Washington Gas announced on May 6, 2010, that it projected a new in-service date for the on-system peaking facility: the 2015-2016 winter heating season. As a result, the hearing examiner ruled that the facility is not subject to review as part of the Gas Portfolio Plans being considered in the current proceeding, which had a term from 2010 — 2014. The hearing examiner subsequently approved Washington Gas’ portfolio plan, including the reserve margins reflected in Washington Gas’ energy acquisition planning. Initial briefs were filed on August 13, 2010 and reply briefs were filed on September 17, 2010. On October 27, 2010, the hearing examiner issued a proposed order. The hearing examiner found:
(i)	the Gas Portfolio Plan proposed by Washington Gas for years 2009-2013 and 2010-2014 is reasonable;
(ii)	the design day forecasts contained in Washington Gas’ plans are correct and reasonable in determining the design day requirement;
(iii)	a reserve margin proposed by Washington Gas of 5.0% to 6.5% continues to be reasonable; and that
(iv)	some additional information should be filed along with all future plans.
     The proposed order became final on November 30, 2010 as it was not appealed by any party.
     Virginia Jurisdiction
     Conservation and Ratemaking Efficiency Plan (CARE Plan). On September 29, 2009, Washington Gas filed with the Virginia State Corporation Commission (SCC of VA) an application which included a portfolio of conservation and energy efficiency programs, an associated cost recovery provision, and a decoupling mechanism which will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts. An evidentiary hearing in the proceeding was held on February 9, 2010. On March 26, 2010 the SCC of VA issued an Order approving a decoupling rate mechanism for residential customers and six residential energy efficiency programs and the cost recovery mechanism for those programs. Washington Gas filed compliance tariffs with the staff of the SCC of VA (VA Staff) on April 19, 2010 to implement the Conservation and Ratemaking Efficiency Plan on May 1, 2010. Washington Gas began applying the decoupling mechanism in Virginia in its July billings for residential customers consistent with the SCC of VA’s approval. On July 22, 2010, Washington Gas filed an amendment to the CARE Plan to include small commercial and industrial customers in Virginia. The application included

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
a portfolio of conservation and energy efficiency programs, an associated cost recovery provision and a decoupling mechanism that will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts. In accordance with the procedural schedule established for the proceeding, the VA Staff filed its report on September 13, 2010 and Washington Gas filed its response to the VA Staff report on September 24, 2010. On November 18, 2010, the SCC of VA issued an order that denied Washington Gas’ application. The SCC of VA found that Washington Gas’ current tariff and its underlying class cost of service and revenue apportionment studies do not segregate small versus large customers and that only small customers qualify under the CARE law. The SCC of VA stated that Washington Gas could amend the underlying tariff and studies in connection with its required February 1, 2011 base rate case filing. Such a tariff amendment was proposed in the filing made with the SCC of VA on January 31, 2011, and noted below.
     Steps to Advance Virginia’s Energy Plan (SAVE Plan). On August 4, 2010 Washington Gas filed an application (and supplemental testimony on October 25, 2010) with the SCC of VA for approval of a SAVE Plan which included four gas utility infrastructure replacement programs and a SAVE rider to recover certain costs associated with the replacement programs. An evidentiary hearing was held on March 8, 2011. On April 21, 2011, the SCC of VA issued an Order approving Washington Gas’ proposed five year SAVE Plan encompassing a total of $116.5 million in expenditures for the four replacement programs for the period from June 2010 to December 31, 2014. The SCC of VA also approved a SAVE rider to recover the costs of the replacement programs, effective for bills rendered on or after May 1, 2011. The SCC of VA also established a schedule for the Company’s SAVE rider filings for the approved SAVE Plan.
     New Base Rate Case
     On January 31, 2011, Washington Gas filed a request with the SCC of VA for a $29.6 million annual increase in revenues. The filing was made pursuant to the settlement agreement reached by the parties and approved by the SCC of VA in the company’s last base rate case, which resulted in a Performance-Based Rate (PBR) plan. The filing made in January 2011 did not request either renewal or modification of the PBR plan; rather, the filing was based on traditional cost of service regulation. New rates cannot go into effect until after October 1, 2011, per the settlement agreement referenced above.
     The $29.6 million revenue increase requested in this application will result in an overall rate of return of 8.58% and a return on common equity of 10.5%, as compared to a return on common equity of 10.0% in the Company’s last base rate proceeding.
     Washington Gas proposes to continue the Weather Normalization Adjustment, which was previously approved by the SCC of VA. The Company also proposes a new sharing arrangement associated with Washington Gas’ asset optimization program, and seeks to increase its research and development funding through programs sponsored by The Gas Technology Institute. In addition, the application includes various tariff revisions related to (i) payment processing, (ii) installation of service pipes and connections, (iii) economic evaluation of facilities extensions, (iv) Purchase Gas Charge, (v) automated payment plan, (vi) developmental natural gas vehicle service, (vii) balancing for natural gas-fired generating stations, and (viii) Rate Schedule Nos. 5, 5A and 6 pertaining to large non-residential customers.
     The current procedural schedule provides for Washington Gas to file additional testimony on May 12, 2011, and testimony of other parties is due July 27, 2011. Hearings will take place this fall.
     Performance-Based Rate Plans
     In rate case proceedings in all local jurisdictions in 2006 and 2007, Washington Gas previously requested permission to implement PBR plans that include performance measures for customer service and an Earnings Sharing Mechanism (ESM) that enables Washington Gas to share with shareholders and customers the earnings that exceed a target rate of return on equity.
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
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     On January 28, 2010, Washington Gas indicated in its annual information filing that there was no ESM liability for fiscal year 2009. On June 30, 2010, the SCC of VA accepted the VA Staff’s report and agreed that there was no ESM liability for fiscal year 2009.
     Based on the results reflected in the annual information filing, Washington Gas has recorded a regulatory asset of approximately $0.5 million of previously expensed hexane costs and on June 23, 2010, filed an application with the SCC of VA requesting the authority to bill the cost of this hexane to customers in accordance with the provision of the Settlement Stipulation in the last rate proceeding. On July 22, 2010, the SCC of VA issued an Order for Notice and Comment in this proceeding. Washington Gas filed direct testimony on August 18, 2010 and the VA Staff issued its report on October 21, 2010. The VA Staff found that Washington Gas’ request to recover $0.5 million of hexane costs would not result in earnings exceeding Washington Gas’ 10% allowed rate of return on average common equity threshold and therefore Washington Gas should be allowed to bill the amounts. Washington Gas filed its response to the VA Staff’s report on November 4, 2010. On December 15, 2010, the SCC of VA issued an Order approving the Washington Gas proposed billing of the cost of hexane.
     On January 31, 2011, Washington Gas filed its annual information filing indicating that there was no ESM liability for fiscal year 2010. The matter is pending before the SCC of VA.
     The existing PBR Plan in Virginia will expire on September 30, 2011, and Washington Gas has not proposed to extend the Plan.
     On November 16, 2007, the PSC of MD issued a final order in a rate case, which established a phase-two proceeding to review Washington Gas’ request to implement a PBR plan and issues raised by the parties associated with Washington Gas’ business process outsourcing (BPO) agreement. On September 4, 2008, a POHE was issued in this phase-two proceeding. Consistent with Washington Gas’ current accounting methodology, the proposed order approved 10-year amortization accounting for initial implementation costs related to Washington Gas’ BPO plan. At March 31, 2011 and September 30, 2010, Washington Gas had recorded a regulatory asset of $6.0 million and $6.4 million, respectively, net of amortization, related to initial implementation costs allocable to Maryland associated with our BPO plan. Washington Gas’ application seeking approval of a PBR plan was denied. Additionally, the proposed order (i) directs Washington Gas to obtain an independent management audit related to BPO issues raised in the phase-two proceeding and (ii) directs the initiation of a collaboration process in which Washington Gas is directed to engage in discussions with the MD Staff, the MD OPC and interested parties to develop appropriate customer service metrics and a periodic form for reporting results similar to the metrics filed by Washington Gas as part of the approved settlement in Virginia. Aspects of this proposed order were appealed by the parties in November, 2008. A final decision by the PSC of MD is pending.
     The final order issued by the PSC of DC on December 28, 2007 approved amortization accounting for initial implementation costs related to the BPO plan in approving the stipulated agreement filed in the base rate case proceeding. As part of that approved agreement, Washington Gas withdrew its application seeking approval of a PBR plan and is prohibited from seeking approval of a PBR plan in the District of Columbia until the filing of its next base rate case.
     NON-UTILITY OPERATIONS
     Construction Project Financing
     To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’ customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a note receivable representing its customers’ obligations to remit principal and interest and a long-term note payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the note receivable to the lender and removes both the note receivable and the long-term financing from its financial statements. As of March 31, 2011, work on these construction projects that was not completed or accepted by customers was valued at $6.9 million, which is recorded on the balance sheet as a note receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as,

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Once the project is accepted by the customer, the lender will have no recourse against Washington Gas related to this long-term debt. Construction projects are financed primarily for government agencies, which Washington Gas considers to have minimal credit risk. Based on this minimal risk assessment and previous collection experience, Washington Gas considers these receivables to be collectible and did not record a corresponding reserve for bad debt at March 31, 2011.
     Financial Guarantees
     WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At March 31, 2011, these guarantees totaled $555.3 million. WGL Holdings has also guaranteed certain purchase commitments of its CEV subsidiary. At March 31, 2011, these guarantees totaled $86.4 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from counterparties when required by our credit policy. WGL Holdings also issued guarantees totaling $3.0 million at March 31, 2011 on behalf of certain of our non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $644.7 million, $49.1 million is due to expire on October 31, 2011 and $36.0 million is due to expire on December 31, 2011. The remaining guarantees do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
NOTE 14. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

     The following tables show the components of net periodic benefit costs (income) recognized in our financial statements during the three and six months ended March 31, 2011 and 2010:

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended March 31,
	2011		2010
	Pension	Health and	Pension	Health and
(In thousands)	Benefits	Life Benefits	Benefits	Life Benefits

Components of net periodic benefit costs (income)
Service cost	$3,033	$1,856	$2,418	$1,648
Interest cost	10,323	6,278	10,522	6,331
Expected return on plan assets	(11,136)	(4,638)	(11,419)	(4,605)
Amortization of prior service cost	268	(980)	261	(1,005)
Amortization of actuarial loss	3,670	2,809	1,069	2,195
Amortization of transition obligation	-	272	-	272

Net periodic benefit cost	6,158	5,597	2,851	4,836

Amount allocated to construction projects	(767)	(931)	(253)	(758)
Amount deferred as regulatory asset/liability - net	(1,772)	488	(1,309)	504
Other	-	-	7	-

Amount charged to expense	$3,619	$5,154	$1,296	$4,582

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (concluded)
Notes to Consolidated Financial Statements (Unaudited)

Components of Net Periodic Benefit Costs (Income)
	Six Months Ended March 31,
	2011		2010
	Pension	Health and	Pension	Health and
(In thousands)	Benefits	Life Benefits	Benefits	Life Benefits

Components of net periodic benefit costs (income)
Service cost	$6,065	$3,712	$4,900	$3,296
Interest cost	20,646	12,555	21,336	12,662
Expected return on plan assets	(22,273)	(9,275)	(23,174)	(9,210)
Amortization of prior service cost	537	(1,961)	531	(2,011)
Amortization of actuarial loss	7,339	5,619	2,157	4,390
Amortization of transition obligation	-	543	-	543

Net periodic benefit cost	12,314	11,193	5,750	9,670

Amount allocated to construction projects	(1,513)	(1,790)	(524)	(1,527)
Amount deferred as regulatory asset/liability - net	(3,558)	1,022	(2,613)	1,009
Other	-	-	15	-

Amount charged to expense	$7,243	$10,425	$2,628	$9,152

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
NOTE 15. SUBSEQUENT EVENTS

     On April 15, 2011, Washington Gas filed a request for a base rate increase of $30.0 million with the PSC of MD requesting authority to increase its rates and charges and to revise the terms and conditions applicable to gas service in Maryland.
     This application seeks to establish new base rates and charges that will increase annual operating revenues by approximately $30.0 million, resulting in an overall rate of return of 8.59% and a return on common equity of 10.45%. This compares to the overall rate of return of 8.2% and return on common equity of 10.0% as authorized by the PSC of MD in its Final Order issued to Washington Gas on November 16, 2007.
     Washington Gas has also included a request for approval of a rate adjustment mechanism to recover costs associated with the accelerated replacement of transmission and distribution pipe designed to enhance safety and system reliability. Washington Gas also proposes certain changes to its general service provisions which include the following areas: (i) payments; (ii) submetering; (iii) installation of service pipes and connections; (iv) economic evaluation of facilities extensions; (v) purchased gas charge and (vi) automatic payment plan. In addition, Washington Gas also proposed two new general service provisions pertaining to the balancing for natural gas-fired generating stations and the implementation of the accelerated pipe replacement plan rider.
     On April 18, 2011, Washington Gas received an order from the PSC of MD related to this rate filing suspending the proposed rates and charges and the proposed changes in the terms and conditions for gas service for an initial period of 150 days following the 30 day notice period, as permitted under the Code of Maryland. New rates are expected to go into effect in November 2011.

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
     Management’s Discussion is divided into the following two major sections:
•	WGL Holdings—This section describes the financial condition and results of operations of WGL Holdings and its subsidiaries on a consolidated basis. It includes discussions of our regulated operations, including Washington Gas and Hampshire Gas Company (Hampshire), and our non-utility operations.

•	Washington Gas—This section describes the financial condition and results of operations of Washington Gas, a wholly owned subsidiary that comprises the majority of our regulated utility segment.
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
     Other Activities. Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations as presented below in the Operating Segment Financial Information. These activities include the operations of Capitol Energy Ventures Corp. (CEV), a non-utility wholesale energy company that engages in acquiring and optimizing natural gas storage and transportation assets and WGSW, Inc., a holding company formed to invest in Solar PV power generating facilities. Administrative costs associated with WGL Holdings and Washington Gas Resources are also included in “Other Activities.”
     PRIMARY FACTORS AFFECTING WGL HOLDINGS AND WASHINGTON GAS
     The principal business, economic and other factors that affect our operations and/or financial performance include:
• weather conditions and weather patterns;

• regulatory environment, regulatory decisions and changes in legislation;

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
CRITICAL ACCOUNTING POLICIES
     The preparation of financial statements and related disclosures in compliance with generally accepted accounting principles in the United States of America (GAAP) requires the selection and the application of appropriate technical accounting guidance to the relevant facts and circumstances of our operations, as well as our use of estimates to compile the consolidated financial statements. The application of these accounting policies involves judgment regarding estimates and projected outcomes of future events, including the likelihood of success of particular regulatory initiatives, the likelihood of realizing estimates for legal and environmental contingencies and the probability of recovering costs and investments in both the regulated utility and non-utility business segments.
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
     For a description of these critical accounting policies, refer to Management’s Discussion within the 2010 Annual Report. There were no new critical accounting policies identified for the six month period ended March 31, 2011.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
WGL HOLDINGS, INC.
     RESULTS OF OPERATIONS — Three Months Ended March 31, 2011 vs. March 31, 2010
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
     Summary Results
     WGL Holdings reported net income applicable to common stock of $79.4 million, or $1.55 per share, for the three months ended March 31, 2011 over net income applicable to common stock of $78.7 million, or $1.56 per share, reported for the three months ended March 31, 2010.
     The comparison of results for the three month period ended March 31, 2011 compared to the same period of the prior fiscal year primarily reflects an increase in earnings from the retail-energy marketing segment, partially offset by a decrease in earnings from the regulated utility segment.
     The following table summarizes our net income (loss) applicable to common stock by operating segment for the three months ended March 31, 2011 and 2010.

Net Income (Loss) by Operating Segment
	Three Months Ended
	March 31,		Increase/
(In millions)	2011	2010	(Decrease)

Regulated Utility	$70.8	$91.0	$(20.2)
Non-utility operations:
Retail Energy-Marketing	9.6	(11.4)	21.0
Design-Build Energy Systems	0.1	(0.1)	0.2
Other, principally non-utility activities	(1.1)	(0.8)	(0.3)

Total non-utility	8.6	(12.3)	20.9

Net income applicable to common stock	$79.4	$78.7	$0.7

EARNINGS PER AVERAGE COMMON SHARE
Basic	$1.55	$1.56	$(0.01)
Diluted	$1.55	$1.56	$(0.01)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Regulated Utility Operating Results
     The following table summarizes the regulated utility segment’s operating results for the three months ended March 31, 2011 and 2010.

Regulated Utility Operating Results
	Three Months Ended
	March 31,		Increase/
(In millions)	2011	2010	(Decrease)

Utility net revenues:
Operating revenues	$569.7	$619.3	$(49.6)
Less: Cost of gas	295.0	326.6	(31.6)
Revenue taxes	34.3	24.3	10.0

Total utility net revenues	240.4	268.4	(28.0)
Operation and maintenance	72.3	66.5	5.8
Depreciation and amortization	22.4	24.0	(1.6)
General taxes and other assessments	17.0	17.0	-

Operating income	128.7	160.9	(32.2)
Interest expense	10.3	10.1	0.2
Other (income) expenses-net, including preferred stock dividends	1.0	(0.1)	1.1
Income tax expense	46.6	59.9	(13.3)

Net income applicable to common stock	$70.8	$91.0	$(20.2)

     The regulated utility segment’s net income applicable to common stock was $70.8 million for the three months ended March 31, 2011, compared to $91.0 million for the same three month period in 2010. Changes in the composition of earnings from the prior period include: (i) a $20.8 million decrease in unrealized margins associated with our asset optimization program; (ii) a $3.3 million decrease relating to the impact of the reduction in Maryland depreciation rates effective on June 1, 2010, creating a timing difference between the recognition and recovery of depreciation expense; (iii) $2.7 million in unfavorable effects of changes in natural gas consumption patterns; (iv) $3.4 million in higher costs for weather protection products related to the District of Columbia and (v) $1.7 million in higher employee benefit expense primarily due to changes in pension and retiree medical plan valuation assumptions. Partially offsetting these variances were: (i) a $1.9 million decrease in recurring Business Process Outsourcing (BPO) costs; (ii) a $1.5 million increase in revenues related to growth of more than 10,200 average active customer meters; (iii) a $1.5 million increase in the recovery of storage gas inventory carrying costs reflecting higher average inventory values and (iv) a $1.4 million increase in realized margins associated with our asset optimization program.
     Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between the three months ended March 31, 2011 and 2010.

Composition of Changes in Utility Net Revenues
Increase /
(In millions)	(Decrease)

Asset optimization:
Realized margins	$1.4
Unrealized mark-to-market valuations	(20.8)
Impact of rate/depreciation cases	(6.1)
Estimated change in natural gas consumption patterns	(2.7)
Customer growth	1.5
Storage carrying costs	1.5
Other	(2.8)

Total	$(28.0)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Asset optimization — We recorded unrealized losses associated with our energy-related derivatives of $4.7 million for the three months ended March 31, 2011 compared to gains of $16.1 million for the same period of 2010. When these derivatives settle, any unrealized amounts will ultimately be reversed, and Washington Gas will realize margins when combined with the related transactions these derivatives economically hedge. Partially offsetting these decreases were pre-tax realized margins related to our asset optimization program which were $1.4 million higher for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for a further discussion of our asset optimization program.
     Impact of depreciation rate cases — New rates reflecting a lower provision for depreciation expense were effective on June 1, 2010 as a result of an order issued by the PSC of MD. This reduction is partially offset by lower depreciation expense.
     Estimated change in natural gas consumption patterns — The variance in net revenues reflects the changes in natural gas consumption patterns in the District of Columbia. These changes may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per heating degree day (HDD) that occur. Natural gas consumption patterns may also be affected by non-weather related factors such as customer conservation.
     Customer growth — Average active customer meters increased by more than 10,200 for the three months ended March 31, 2011 compared to the same quarter of the prior fiscal year.
     Storage carrying costs — Each jurisdiction provides for the recovery of carrying costs based on the cost of capital in each jurisdiction, multiplied by the monthly average balance of storage gas inventory. The increase in the three months ended March 31, 2011 is due to higher average storage gas inventory investment balances reflecting higher weighted average cost of gas in inventory compared to the prior period.
     Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility for the three months ended March 31, 2011 compared to the same period in 2010.

Composition of Changes in Operation and Maintenance Expenses
Increase/
(in millions)	(Decrease)

BPO	$(1.9)
Employee benefits	1.7
Weather derivative benefits:
Loss	0.1
Premium costs and fair value effects	3.4
Operations engineering and marketing	0.8
Uncollectible accounts	0.9
Other operating expenses	0.8

Total	$5.8

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Weather derivative benefits — The effects of hedging variations from normal weather in the District of Columbia for the three months ended March 31, 2011 and 2010 are recorded to operation and maintenance expense. Washington Gas recorded losses of $1.1 million and $1.0 million related to its weather derivatives as a direct result of the colder-than-normal weather for the quarter ended March 31, 2011 and 2010, respectively. The benefits or losses of the weather-related instruments are offset by the effect of weather on utility net revenues. In addition, 2010 reflected $3.4 million more in premium cost savings and fair value gains than in 2011 due to more favorable contract terms and market conditions in 2010.
     Business process outsourcing — The decrease in BPO costs during the quarter ended March 31, 2011 compared to the same quarter of the prior year reflects a decrease in recurring service costs.
     Employee benefits — The increase in employee benefits expense reflects higher pension and other post-retirement benefits due to changes in pension and retiree medical plan valuation assumptions.
     Uncollectible accounts — The increase from prior year is due to a higher accrual rate for uncollectible expense in fiscal year 2011.
     Depreciation and Amortization. The following table provides the key factors contributing to the changes in depreciation and amortization of the regulated utility for the three months ended March 31, 2011 compared to the same period in 2010.
Composition of Changes in Depreciation and Amortization

Increase/
(in millions)	(Decrease)

Property, plant and equipment additions	$1.5
New depreciation rates — Maryland	(2.8)
Retirement of plant assets	(0.3)

Total	$(1.6)

     New depreciation rates — Depreciation expense decreased reflecting lower depreciation rates effective June 1, 2010 as approved in an order issued by the PSC of MD. This reduction decreases revenues; however, the effective date of the new depreciation rates creates a timing difference between the recognition and the recovery of the depreciation expense. Refer to the section entitled “Rates and Regulatory Matters — Depreciation Study” in the Management’s Discussion section of our 2010 Annual Report for further discussion of depreciation matters.
Non-Utility Operating Results
     Our non-utility operations comprise two business segments: (i) retail energy-marketing and (ii) design-build energy systems. Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. These activities include the operations of CEV and WGSW, Inc. Total net income from our non-utility operations was $8.6 million for the three months ended March 31, 2011, compared to a net loss of $12.3 million for the same three-month period of the prior fiscal year. This comparison primarily reflects increased earnings from our retail energy-marketing and design-build energy systems segments.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Retail Energy-Marketing. The following table depicts the retail energy-marketing segment’s operating results along with selected statistical data.
Retail-Energy Marketing Financial and Statistical Data

	Three Months Ended
	March 31,		Increase /
	2011	2010	(Decrease)

Operating Results (In millions)
Gross margins:
Operating revenues	$447.7	$440.6	$7.1
Less: Cost of energy	415.7	447.9	(32.2)
Revenue taxes	1.6	0.7	0.9

Total gross margins	30.4	(8.0)	38.4
Operation expenses	13.0	9.9	3.1
Depreciation and amortization	0.2	0.2	-
General taxes and other assessments	1.1	0.9	0.2

Operating income (loss)	16.1	(19.0)	35.1
Interest expense	-	0.1	(0.1)
Income tax expense (benefit)	6.5	(7.7)	14.2

Net income (loss)	$9.6	$(11.4)	$21.0

Analysis of gross margins (In millions)
Natural gas
Realized margins	$12.0	$5.6	$6.4
Unrealized mark-to-market losses	2.9	(13.2)	16.1

Total gross margins - natural gas	14.9	(7.6)	22.5

Electricity Realized margins
Realized margins	15.5	10.9	4.6
Unrealized mark-to-market losses	-	(11.3)	11.3

Total gross margins - electricity	15.5	(0.4)	15.9

Total gross margins	$30.4	$(8.0)	$38.4

Other Retail-Energy Marketing Statistics
Natural gas
Therm sales (millions of therms)	302.4	266.0	36.4
Number of customers (end of period)	173,400	159,700	13,700
Electricity
Electricity sales (millions of kWhs)	2,611.0	2,134.8	476.2
Number of accounts (end of period)	183,700	130,100	53,600

     WGEServices reported net income of $9.6 million for the three months ended March 31, 2011, compared to a net loss of $11.4 million reported for the same three-month period of the prior fiscal year.
     The quarter-to-quarter comparison primarily reflects unrealized mark-to-market gains attributable to certain wholesale energy supply and retail sales contracts compared to unrealized losses in the prior year and higher gross margins from both natural gas and electric sales, partially offset by higher operating expenses. Period-to-period comparisons of quarterly gross margins for this segment can vary significantly and are not representative of expected annualized results.
     Gross margins from natural gas sales increased $22.5 million in the current quarter of fiscal year 2011 when compared to the same quarter in the prior fiscal year. This increase is primarily due to an increase in unrealized mark-to-market gains on energy-related derivatives of $16.1 million resulting from fluctuating market prices and an increase in realized margins of $6.4 million due to both higher sales volumes and higher unit margins. These higher unit margins reflect favorable price spreads on higher gas sales volumes driven by additional natural gas retail customers and favorable market conditions for portfolio optimization activity.
     Gross margins from electric sales in the current quarter increased $15.9 million from the same quarter of the prior period. This increase reflects an $11.3 million increase in unrealized mark-to-market gains on energy-related derivatives and a $4.6 million increase in realized margins due to higher electric sales associated with customer growth. In addition, electricity unit margins were higher in the current quarter as the prior year was impacted by increased balancing supply costs resulting from warmer weather which occurred in March 2010 and the pattern of margin recognition that results from sales under generally fixed-priced contracts with customers. Operating expenses were higher due to increased marketing initiatives (both mass market and large commercial) and higher labor costs.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Design-Build Energy Systems. The design-build energy systems segment reported net income of $0.1 million for the second quarter of fiscal year 2011, compared to a net loss of $0.1 million reported for the same period of fiscal year 2010. This increase is due to the commencement of new projects that were delayed in the prior fiscal year. Operating expenses were also higher due to higher labor expense.
     Interest Expense
     The following table depicts the components of the change in interest expense for the three months ended March 31, 2011 compared to the same period in 2010.
Composition of Interest Expense Changes

Increase /
(In millions)	(Decrease)

Long-term debt	$0.1
Short-term debt	0.2
Other (includes AFUDC) (a)	(0.1)

Total	$0.2

(a)	Represents Allowance for Funds Used During Construction.
     WGL Holdings’ interest expense of $10.4 million for the second quarter of fiscal year 2011 increased $0.2 million from $10.2 million of the same quarter of fiscal year 2010. The increase primarily relates to higher interest expense related to uncertain tax positions.
RESULTS OF OPERATIONS — Six Months Ended March 31, 2011 vs. March 31, 2010
     Summary Results
     WGL Holdings reported net income applicable to common stock of $144.7 million, or $2.83 per share, for the six months ended March 31, 2011 compared to $126.3 million, or $2.50 per share, reported for the six months ended March 31, 2010.
     The comparison of results for the six month period ended March 31, 2011 compared to the same period of the prior fiscal year primarily reflects an increase in earnings from the retail-energy marketing segment.
     The following table summarizes our net income (loss) applicable to common stock by operating segment for the six months ended March 31, 2011 and 2010.
Net Income (Loss) by Operating Segment

	Six Months Ended
	March 31,		Increase/
(In millions)	2011	2010	(Decrease)

Regulated Utility	$111.5	$131.7	$(20.2)
Non-utility operations:
Retail Energy-Marketing	34.4	(3.9)	38.3
Design-Build Energy Systems	0.2	(0.3)	0.5
Other, principally non-utility activities	(1.4)	(1.2)	(0.2)

Total non-utility	33.2	(5.4)	38.6

Net income applicable to common stock	$144.7	$126.3	$18.4

EARNINGS PER AVERAGE COMMON SHARE
Basic	$2.83	$2.51	$0.32
Diluted	$2.83	$2.50	$0.33

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Regulated Utility Operating Results
     The following table summarizes the regulated utility segment’s operating results for the six months ended March 31, 2011 and 2010.
Regulated Utility Operating Results

	Six Months Ended
	March 31,		Increase/
(In millions)	2011	2010	(Decrease)

Utility net revenues:
Operating revenues	$988.1	$1,018.2	$(30.1)
Less: Cost of gas	512.7	532.2	(19.5)
Revenue taxes	60.3	41.7	18.6

Total utility net revenues	415.1	444.3	(29.2)
Operation and maintenance	135.5	129.6	5.9
Depreciation and amortization	44.8	48.0	(3.2)
General taxes and other assessments	29.5	29.5	-

Operating income	205.3	237.2	(31.9)
Interest expense	20.2	19.8	0.4
Other expenses-net, including preferred stock dividends	0.5	-	0.5
Income tax expense	73.1	85.7	(12.6)

Net income	$111.5	$131.7	$(20.2)

     The regulated utility segment’s net income applicable to common stock was $111.5 million for the six months ended March 31, 2011 compared to $131.7 million for the same six month period of the prior fiscal year. The decrease in net income primarily reflects: (i) a $26.7 million decrease in unrealized margins associated with our asset optimization program; (ii) a $3.9 million decrease relating to the impact of the reduction in Maryland depreciation rates effective on June 1, 2010, creating a timing difference between the recognition and recovery of depreciation expense; (iii) $4.9 million in higher employee benefit expense primarily due to changes in pension and retiree medical plan valuation assumptions; (v) $1.2 million in unfavorable effects of changes in natural gas consumption patterns and (vi) $2.5 million in higher costs for weather protection products related to the District of Columbia. Partially offsetting these unfavorable variances were: (i) a $5.9 million increase in realized margins associated with our asset optimization program; (ii) a $4.5 million decrease in recurring BPO costs and (iii) $2.9 million increase in revenues related to growth of more than 9,800 average customer meters.
     Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between the six months ended March 31, 2011 and 2010.
Composition of Changes in Utility Net Revenues

Increase /
(In millions)	(Decrease)

Asset optimization:
Realized margins	$5.9
Unrealized mark-to-market valuations	(26.7)
Impact of rate/depreciation cases	(9.6)
Customer growth	2.9
Estimated change in natural gas consumption patterns	(1.2)
Estimated weather effects	1.1
Other	(1.6)

Total	$(29.2)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Asset optimization — We recorded unrealized losses associated with our energy-related derivatives of $14.6 million for the six months ended March 31, 2011 compared to unrealized gains of $12.1 million for the same period of 2010. When these derivatives settle, any unrealized amounts will ultimately be reversed, and Washington Gas will realize margins in combination with the related transactions that these derivatives economically hedge. Partially offsetting these decreases were pre-tax realized margins related to our asset optimization program, which were $5.9 million higher for the six months ended March 31, 2011 compared to the six months ended March 31, 2010. (Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for a further discussion of our asset optimization program).
     Impact of depreciation rate cases — New rates reflecting a lower provision for depreciation expense were effective on June 1, 2010 as a result of an order issued by the PSC of MD. This reduction is partially offset by lower depreciation expense.
     Customer growth — Average active customer meters increased by more than 9,800 for the six months ended March 31, 2011 compared to the same period of the prior fiscal year.
     Estimated change in natural gas consumption patterns — The variance in net revenues reflects the changes in natural gas consumption patterns in the District of Columbia. These changes may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per HDD that occur. Natural gas consumption patterns may also be affected by non-weather related factors such as customer conservation.
     Estimated weather effects — Weather when measured by HDDs, was 7.4% and 4.5% colder than normal for the six months ended March 31, 2011 and 2010, respectively. Washington Gas has a weather protection strategy that is designed to neutralize the estimated financial effects of variations from normal weather on net income (refer to the section entitled “Weather Risk” for further discussion of our weather protection strategy). Washington Gas executed heating degree day derivative contracts to manage its exposure to variations from normal weather in the District of Columbia. Changes in the fair value of this derivative are reflected in operation and maintenance expenses. Including the effects of our weather protection strategy, there were no material effects on net income attributed to colder or warmer weather for the six months ended March 31, 2011 or 2010.
     Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility for the six months ended March 31, 2011 compared to the same period in 2010.
Composition of Changes in Operation and Maintenance Expenses

Increase/
(In millions)	(Decrease)

Employee benefits	$4.9
BPO	(4.5)
Weather derivative benefits:
Loss	1.1
Premium costs and fair value effects	2.5
Uncollectible accounts	1.2
Other operating expenses	0.7

Total	$5.9

     Employee benefits — The increase in benefit expenses reflects higher pension and other post-retirement benefits due to changes in pension and retiree medical plan valuation assumptions.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Business process outsourcing — The decrease in BPO costs during the six months ended March 31, 2011 as compared to the same period of the prior year reflects a decrease in recurring service costs.
     Weather derivative benefits — The effects of hedging variations from normal weather in the District of Columbia for the six months ended March 31, 2011 and 2010 are recorded to operation and maintenance expense. Washington Gas recorded losses of $3.0 million and $1.9 million related to its weather derivatives as a direct result of the colder-than-normal weather for the six months ended March 31, 2011 and 2010, respectively. The benefits or losses of the weather-related instruments are offset by the effect of weather on utility net revenues. In addition, 2010 reflected $2.5 million more in premium cost savings and fair value gains than 2011 due to more favorable contract terms and market conditions in 2010.
     Uncollectible accounts — The increase from prior year is due to a higher accrual rate for uncollectible expense in fiscal year 2011.
     Depreciation and Amortization. The following table provides the key factors contributing to the changes in depreciation and amortization of the regulated utility for the six months ended March 31, 2011 compared to the same period in 2010.
Composition of Changes in Depreciation and Amortization

Increase/
(In millions)	(Decrease)

Property, plant and equipment additions	$2.8
New depreciation rates — Maryland	(5.7)
Retirement of plant assets	(0.3)

Total	$(3.2)

     New depreciation rates — Depreciation expense decreased reflecting lower depreciation rates effective June 1, 2010 as approved in an order issued by the PSC of MD. This reduction decreases revenues; however, the effective date of the new depreciation rates creates a timing difference between the recognition and the recovery of the depreciation expense. Refer to the section entitled “Rates and Regulatory Matters — Depreciation Study” in the Management’s Discussion section of our 2010 Annual Report for further discussion of depreciation matters
Non-Utility Operating Results
     Total earnings from our non-utility operations were $33.2 million for the six months ended March 31, 2011 compared to a net loss of $5.4 million for the same six-month period of the prior fiscal year. This comparison primarily reflects an increase from our retail energy-marketing and design-build energy systems segments.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Retail Energy-Marketing. The following table depicts the retail energy-marketing segment’s operating results along with selected statistical data.

Retail-Energy Marketing Financial and Statistical Data
	Six Months Ended
	March 31,		Increase /
	2011	2010	(Decrease)

Operating Results (In millions)
Gross margins:
Operating revenues	$827.1	$774.1	$53.0
Less: Cost of energy	738.8	758.4	(19.6)
Revenue taxes	2.5	1.3	1.2

Total gross margins	85.8	14.4	71.4
Operation expenses	25.5	18.7	6.8
Depreciation and amortization	0.4	0.4	-
General taxes and other assessments-other	2.2	1.8	0.4

Operating income (loss)	57.7	(6.5)	64.2
Interest expense	0.1	0.1	-
Income tax expense (benefit)	23.2	(2.7)	25.9

Net income (loss)	$34.4	$(3.9)	$38.3

Analysis of gross margins (In millions)
Natural gas
Realized margins	$22.3	$18.7	$3.6
Unrealized mark-to-market losses	12.8	(16.7)	29.5

Total gross margins - natural gas	35.1	2.0	33.1

Electricity
Realized margins	30.3	20.2	10.1
Unrealized mark-to-market losses	20.4	(7.8)	28.2

Total gross margins - electricity	50.7	12.4	38.3

Total gross margins	$85.8	$14.4	$71.4

Other Retail-Energy Marketing Statistics
Natural gas
Therm sales (millions of therms)	518.9	442.9	76.0
Number of customers (end of period)	173,400	159,700	13,700
Electricity
Electricity sales (millions of kWhs)	5,057.4	4,008.2	1,049.2
Number of accounts (end of period)	183,700	130,100	53,600

     WGEServices reported net income of $34.4 million for the six months ended March 31, 2011, compared to a net loss of $3.9 million reported for the same six month period of the prior fiscal year.
     The year-to-date comparison primarily reflects unrealized mark-to-market gains attributable to certain wholesale energy supply and retail sales contracts compared to unrealized losses in the prior year and higher gross margins from electric and natural gas sales, partially offset by higher operating expenses. Period-to-period comparisons of year-to-date gross margins for this segment can vary significantly and are not representative of expected annualized results.
     Gross margins from natural gas sales increased $33.1 million in the six months ended March 31, 2011 compared to the same period in the prior fiscal year. This increase reflects a $29.5 million increase in unrealized mark-to-market gains on energy-related derivatives resulting from fluctuating market prices and an increase in realized margins of $3.6 million due to both higher sales volumes and unit margins. These higher unit margins reflect favorable price spreads on higher gas sales volumes driven by additional natural gas retail customers and favorable market conditions for portfolio optimization activity.
     Gross margins from electric sales increased $38.3 million in the six months ended March 31, 2011 compared to the same period of the prior fiscal year. This increase reflects a $28.2 million increase in unrealized mark-to-market gains on energy-related derivatives and a $10.1 million increase in realized margins due to higher electric sales associated with customer growth. In addition, electricity unit margins were higher in the current period as the prior year was impacted by increased balancing supply costs resulting from warmer weather which occurred in March 2010 and the pattern of margin recognition that results from sales under generally fixed-priced contracts with customers. Operating expenses were higher due to increased marketing initiatives (both mass market and large commercial) and higher labor costs.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Design-Build Energy Systems. The design-build energy systems segment reported net income of $0.2 million for the six months of fiscal year 2011, compared to a net loss of $0.3 million reported for the six month period of fiscal year 2010. This increase is due to the commencement of new projects that were delayed in the prior fiscal year. Operating expenses were also higher due to increased labor expense associated with expansion plans.
     Interest Expense
     The following table depicts the components of the change in interest expense from the six months ended March 31, 2011 compared to the same period in 2010.

Composition of Interest Expense Changes
Increase /
(In millions)	(Decrease)

Short-term debt	$0.5
Other (includes AFUDC) (a)	(0.2)

Total	$0.3

(a)	Represents Allowance for Funds Used During Construction.
     WGL Holdings’ interest expense of $20.3 million for the six months ended March 31, 2011 increased $0.3 million from $20.0 million for the same six month period of the prior fiscal year. The increase for the period primarily reflects higher expense related to uncertain tax positions.
     LIQUIDITY AND CAPITAL RESOURCES
     General Factors Affecting Liquidity
     It is important for us to have access to short-term debt markets to maintain satisfactory liquidity to operate our businesses on a near-term basis. Acquisition of natural gas, electricity and pipeline capacity and the need to finance accounts receivable and storage gas inventory are our most significant short-term financing requirements. The need for long-term capital is driven primarily by capital expenditures and maturities of long-term debt.
     Our ability to obtain adequate and cost effective financing depends on our credit ratings as well as the liquidity of financial markets. Our credit ratings depend largely on the financial performance of our subsidiaries, and a downgrade in our current credit ratings could require us to post additional collateral with our wholesale counterparties and adversely affect our borrowing costs, as well as our access to sources of liquidity and capital. Also potentially affecting access to short-term debt capital is the nature of any restrictions that might be placed upon us, such as ratings triggers or a requirement to provide creditors with additional credit support in the event of a determination of insufficient creditworthiness. During the three months ended March 31, 2011, WGL Holdings met its liquidity and capital needs through the retention of earnings and the issuance of commercial paper and common stock. Washington Gas met its liquidity and capital needs through the retention of earnings and the issuance of commercial paper.
     The level of our capital expenditure requirements, our financial performance, our credit ratings, and investor demand for our securities, affect the availability of long-term capital at reasonable costs.
     We have a goal to maintain our common equity ratio in the mid-50% range of total consolidated capital. The level of this ratio varies during the fiscal year due to the seasonal nature of our business. This seasonality is also evident in the variability of our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of our current assets are converted into cash at the end of the winter heating season. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for WGL Holdings and Washington Gas, and to allow access to capital at reasonable costs. As of March 31, 2011, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 64.5% common equity, 1.5% preferred stock and 34.0% long-term debt. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of Washington Gas and WGEServices and, to a lesser extent, other non-utility operations.

WGL Holdings, Inc.
Washington Gas Light Company
Part I-Financial Information
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Our plans provide for sufficient liquidity to satisfy our financial obligations. At March 31, 2011, we did not have any restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.
     Short-Term Cash Requirements and Related Financing
     Washington Gas’ business is weather sensitive and seasonal, causing short-term cash requirements to vary significantly during the year. Approximately 80.0% of the total therms delivered in Washington Gas’ service area (excluding deliveries to two electric generation facilities) occur during the first and second fiscal quarters. Accordingly, Washington Gas typically generates more net income in the first six months of the fiscal year than it does for the entire fiscal year.
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
     Washington Gas, WGEServices and CEV have seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating periods in which a large portion of the storage gas is sold. At March 31, 2011 and September 30, 2010, Washington Gas had balances in gas storage of $57.4 million and $169.3 million, respectively; WGEServices had balances in gas storage of $3.1 million and $66.2 million, respectively, and CEV had balances in gas storage of $23.0 million and $6.7 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. WGEServices and CEV collect revenues that are designed to reimburse their commodity costs used to supply their retail customer and wholesale counterparty contracts. Variations in the timing of cash receipts from customers under these collection methods can significantly affect short-term cash requirements. In addition, Washington Gas, WGEServices and CEV pay their respective commodity suppliers before collecting the accounts receivable balances resulting from these sales. WGEServices and CEV derive their funding to finance these activities from short-term debt issued by WGL Holdings. Additionally, Washington Gas, WGEServices and CEV may be required to post cash collateral for certain purchases or provide parent guarantees from WGL Holdings for certain non-utility purchases.
     Variations in the timing of collections of gas costs under Washington Gas’ gas cost recovery mechanisms can significantly affect short-term cash requirements. At March 31, 2011, Washington Gas had a $42.0 million balance of unrecovered gas costs due from customers related to the most recent twelve month gas cost recovery cycle ended August 31, 2010. Most of this balance will be collected from customers in fiscal year 2011. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1st of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At March 31, 2011, Washington Gas had a net regulatory liability balance related to the current gas recovery cycle of $46.0 million.
     WGL Holdings and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. The following is a summary of our committed credit agreements at March 31, 2011.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Committed Credit Available (In millions)

As of March 31, 2011	WGL Holdings	Washington Gas	Total Consolidated

Committed credit agreements

Unsecured revolving credit facility, expires August 3, 2012 (a)	$400.0	$300.0	$700.0
Less: Commercial Paper	(15.7)	-	(15.7)

Net committed credit available	$384.3	$300.0	$684.3

As of September 30, 2010	WGL Holdings	Washington Gas	Total Consolidated

Committed credit agreements

Unsecured revolving credit facility, expires August 3, 2012 (a)	$400.0	$300.0	$700.0
Less: Commercial Paper	(57.0)	(43.4)	(100.4)

Net committed credit available	$343.0	$256.6	$599.6

(a) Both WGL Holdings and Washington Gas have the right to request extensions with the banks’ approval. WGL Holdings’ revolving credit facility permits it to borrow an additional $50 million, with the banks’ approval, for a total of $450 million. Washington Gas’ revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $400 million.
     WGL Holdings utilizes short-term debt in the form of commercial paper or unsecured short-term bank loans to meet its financing requirements including cash collateral requirements posted to counterparties associated with WGEServices’ and CEV’s contracts.
     At March 31, 2011 and September 30, 2010, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper of $15.7 million and $100.4 million, respectively, at a weighted average interest rate of 0.31%. Bank credit balances available to WGL Holdings and Washington Gas net of commercial paper balances were $384.3 million and $300.0 million at March 31, 2011 and $343.0 million and $256.6 million at September 30, 2010, respectively. Refer to Note 3—Short-Term Debt of the Notes to the Consolidated Financial Statements for further information.
     To manage credit risk, Washington Gas, WGEServices and CEV may require deposits from certain customers and suppliers, which are reported as current liabilities in “Customer deposits and advance payments,” in the accompanying balance sheet. At March 31, 2011 and September 30, 2010, “Customer deposits and advance payments” totaled $57.6 million and $65.3 million, respectively. For both periods, most of these deposits related to customer deposits for Washington Gas.
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
     For WGEServices and CEV, deposits typically represent collateral for transactions with wholesale counterparties. These deposits may be required to be repaid or increased at any time based on the current value of WGEServices’ net position with the counterparty. Currently there are no restrictions on the use of deposit funds and interest is paid to the counterparty on these deposits in accordance with its contractual obligations. Refer to the section entitled “Credit Risk” for further discussion of our management of credit risk.
     Long-Term Cash Requirements and Related Financing
     Our long-term cash requirements primarily depend upon the level of capital expenditures, long-term debt maturities and decisions to refinance long-term debt. Our capital expenditures primarily relate to adding new utility customers and system supply as well as maintaining the safety and reliability of Washington Gas’ distribution system. Refer to the section entitled “Capital Expenditures” for further discussion of our capital expenditures forecast and our 2010 Annual Report for further discussion of our long-term debt maturities.
     At March 31, 2011, Washington Gas had the capacity under a shelf registration to issue up to $375.0 million of additional Medium-Term Notes (MTNs). Washington Gas has authority from its regulators to issue other forms of debt, including private placements.

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

Credit Ratings for Outstanding Debt Instruments
	WGL Holdings		Washington Gas

	Unsecured		Unsecured
	Medium-Term Notes		Medium-Term
Rating Service	(Indicative)(a)	Commercial Paper	Notes	Commercial Paper

Fitch Ratings	A+	F1	AA-	F1+
Moody’s Investors Service	Not Rated	P-2	A2	P-1
Standard & Poor’s Ratings Services (b)	A+	A-1	A+	A-1

(a) Indicates the ratings that may be applicable if WGL Holdings were to issue unsecured MTNs.

(b) The long-term debt ratings outlook issued by Standard & Poor’s Ratings Services for WGL Holdings and Washington Gas is stable.
     On March 18, 2011, Standard & Poor’s Ratings Services (Standard & Poor’s) lowered the corporate credit ratings of WGL Holdings and Washington Gas from AA- to A+, and lowered its commercial paper ratings of WGL Holdings and Washington Gas from A-1+ to A-1. Standard & Poor’s also revised its ratings outlook for both WGL Holdings and Washington Gas from negative to stable.
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
     Under the terms of WGL Holdings’ and Washington Gas’ credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). In addition, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. The failure to inform the lenders’ agent of changes in these areas deemed material in nature might constitute default under the agreements. Additionally, WGL Holdings’ or Washington Gas’ failure to pay principal or interest when due on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At March 31, 2011, we were in compliance with all of the covenants under our revolving credit facilities.
     For certain of Washington Gas’ natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded to or below the lower of a BBB- rating by Standard & Poor’s or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’ credit rating declines, then the counterparty may require additional credit support. At March 31, 2011, Washington Gas would not be required to supply additional credit support by these arrangements if its long-term debt rating were to be downgraded one rating level.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     WGL Holdings has guaranteed payments for certain purchases of natural gas and electricity on behalf of its wholly-owned subsidiaries, WGEServices and CEV (refer to our 2010 Annual Report for a further discussion of these guarantees). If the credit rating of WGL Holdings declines, WGEServices and CEV may be required to provide additional credit support for these purchase contracts. At March 31, 2011, WGEServices and CEV would not be required to provide additional credit support for these arrangements if the long-term debt rating of WGL Holdings were to be downgraded one rating level.
     Cash Flows Provided by Operating Activities
     The primary drivers for our operating cash flows are cash payments received from natural gas and electricity customers, offset by our payments for natural gas and electricity costs, operation and maintenance expenses, taxes and interest costs.
     Net cash provided by operating activities totaled $338.3 million for the six months ended March 31, 2011. Net cash provided by operating activities reflects net income before preferred stock dividends, as adjusted for non-cash earnings and charges and changes in working capital including:
•	Accounts receivable and unbilled revenues—net increased $246.3 million from September 30, 2010, primarily due to increased sales volumes to customers during our winter heating season and increased sales volumes associated with Washington Gas’ asset optimization program.

•	Storage gas inventory cost levels decreased $158.7 million from September 30, 2010 due to conversion to cash through seasonal physical withdrawals.

•	Gas costs (current and deferred) and other regulatory assets / liabilities — net decreased $35.3 million from September 30, 2010 primarily due to the recovery of gas cost under collections related to the prior gas cost recovery cycle, increases in the liability for weather related billing adjustment mechanisms and recoveries in excess of gas costs incurred.

•	Accounts payable and other accrued liabilities increased $65.2 million, due to an increase in the prices and volumes of natural gas purchases and increased trading activity in CEV. Volumes increased both for deliveries to customers for the 2010-2011 winter heating season and for Washington Gas’ asset optimization program.

•	Accrued taxes increased $49.9 million from September 30, 2010 primarily due to an increase in fuel taxes in Maryland and the District of Columbia.

•	Other current liabilities, primarily related to derivative instruments, decreased $26.8 million primarily due to increases in energy price levels and an increase in electric swap volumes.
     Cash Flows Used in Financing Activities
     Cash flows used in financing activities totaled $75.7 million for the six months ended March 31, 2011, reflecting the retirement of $30.0 million of long-term debt and $84.7 million of notes payable and our common and preferred stock dividend payments totaling $39.2 million, partially offset by our long-term debt issuance of $75.0 million.
     Cash Flows Used in Investing Activities
     During the six months ended March 31, 2011, cash flows used in investing activities totaled $81.4 million, which primarily consists of capital expenditures made on behalf of Washington Gas. In addition, investing activities also reflects our initial investment in commercial Solar PV facilities and investments in a tax partnership to directly fund residential Solar PV facilities.
     Capital Expenditures
     The following table depicts our revised capital expenditures budget for fiscal years 2011 through 2015. Our capital expenditures program includes investments to extend service to new areas, and to provide safe, reliable and improved service.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Projected Capital Expenditures
	Year Ending September 30,
(in millions)	2011	2012	2013	2014	2015	Total

New business	$50.5	$55.4	$51.7	$53.3	$59.3	$270.2
Replacements - Other	66.6	70.9	68.2	65.6	71.0	342.3
LNG storage facility	0.4	18.7	66.2	39.2	31.5	156.0
SOC redevelopment project	46.7	21.6	-	-	-	68.3
Other(a)	98.4	92.5	72.0	38.8	34.7	336.4

Total-accrual basis	$262.6	$259.1	$258.1	$196.9	$196.5	$1,173.2

(a) Excludes Allowance for Funds Used During Construction. Includes capital expenditures accrued and capital expenditure adjustments recorded in the fiscal year and amounts for expansion of solar investments and other non-utility projects.
     The 2011 to 2015 projected periods include $270.2 million for continued growth to serve new customers, and $342.3 million primarily related to the replacement and betterment of existing distribution facilities, including $114.0 million of expenditures for replacement projects intended to meet the requirements of the Virginia Steps to Advance Virginia’s Energy (SAVE) legislation as described in an application made by Washington Gas with the Virginia State Corporation Commission (SCC of VA) on August 4, 2010, and $18.4 million of expenditures for a mechanically coupled pipeline encapsulation program in the District of Columbia. Additionally, the projected period contains capital expenditures to construct a Liquefied Natural Gas (LNG) storage facility on land owned by Washington Gas in Chillum, Maryland (refer to the section entitled “Chillum LNG Facility”). Projected expenditures also reflect $68.3 million for the development of new office and operations facilities at the Springfield Operations Center and $336.4 million of other expenditures, which include general plant and various non-utility investments. Non-utility investments include additional commercial Solar PV facilities and investments in a tax partnership to directly fund residential Solar PV facilities.
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
     Construction Project Financing
     To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’ customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a note receivable representing its customers’ obligations to remit principal and interest and a long-term note payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the note receivable to the lender and removes both the note receivable and the long-term financing from its financial statements. As of March 31, 2011, work on these construction projects that was not completed or accepted by customers was valued at $6.9 million, which is recorded on the balance sheet as a note receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Once the project

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
is accepted by the customer, the lender will have no recourse against Washington Gas related to this long-term debt. Construction projects are financed primarily for government agencies, which Washington Gas considers to have minimal credit risk. Based on this minimal risk assessment and previous collection experience, Washington Gas considers these receivables to be collectible and did not record a corresponding reserve for bad debt at March 31, 2011.
     Financial Guarantees
     WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At March 31, 2011, these guarantees totaled $555.3 million. WGL Holdings has also guaranteed certain purchase commitments of its CEV subsidiary. At March 31, 2011, these guarantees totaled $86.4 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from counterparties when required by our credit policy. WGL Holdings also issued guarantees totaling $3.0 million at March 31, 2011 on behalf of certain of our non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $644.7 million, $49.1 million is due to expire on October 31, 2011 and $36.0 million is due to expire on December 31, 2011. The remaining guarantees do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
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
     On October 30, 2006, the District Council of Prince George’s County, Maryland denied Washington Gas’ application for a special exception related to its proposed construction of the LNG peaking plant because of the District Council’s position that newly enacted zoning restrictions prohibit such construction. Washington Gas appealed this decision to the Prince George’s County Circuit Court (the Circuit Court) on November 22, 2006; however, the case was subsequently sent back to the administrative process by the Circuit Court. On April 16, 2008, Washington Gas filed a Complaint for Declaratory and Injunctive Relief with the United States District Court for the District of Maryland (the U.S. District Court) seeking a declaratory judgment that all local laws relating to safety and location of the facility are preempted by Federal and State law. On March 26, 2010, the U.S. District Court denied Washington Gas’ motion for summary judgment; however, Washington Gas has filed an amended complaint and there will be further proceedings for consideration of the preemption issues raised by Washington Gas.
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
     A large portion of the gas delivered from the Cove Point LNG terminal comes to the Washington Gas service territory as a result of Washington Gas’ multiple delivery points on the Cove Point pipeline and from three interstate natural gas transmission pipelines also interconnected with the Cove Point pipeline, each of which serves Washington Gas from delivery points downstream of its Cove Point pipeline interconnect. The composition of the vaporized LNG received from the Cove Point LNG terminal resulted in increased leaks in mechanical couplings on a portion of our distribution system that directly receives the Cove Point gas. The vaporized Cove Point gas contains a lower concentration of heavy hydrocarbons (HHCs) than non-liquefied natural gas, and caused the seals on those mechanical couplings to shrink and to leak. Independent laboratory tests performed on behalf of Washington Gas have shown that, in a laboratory environment, the injection of HHCs into the type of gas coming from the Cove Point LNG terminal can be effective in re-swelling the seals in couplings which increases their sealing force and in turn, reduces the propensity for the affected couplings to leak.
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
     Washington Gas installed and operates HHC injection facilities at three gate stations. The cost of these facilities does not include the cost of the HHCs injected into the gas stream at the gate stations. We have been granted cost recovery for the majority of these costs in all three of our jurisdictions (refer to the section entitled “Rates and Regulatory Matters” for details regarding cost recovery).
     Washington Gas has replaced or remediated selected mechanically coupled pipelines within the areas of the distribution system that may receive higher concentrations of Cove Point gas, but that will not receive HHC injections. Washington Gas has also planned for additional replacement of mechanically coupled pipeline in other areas of its distribution system. The current planned mechanical coupling remediation and replacement work includes a planned $32 million mechanically coupled pipe replacement program approved by the SCC of VA on September 19, 2007 as part of a settlement of a Virginia rate case and the December 16, 2009 settlement in the District of Columbia that includes a targeted mechanically coupled pipe replacement and encapsulation program which will cost no more than $28.0 million and is expected to take approximately seven years to complete. Rate recovery of the expenditures is provided for in the settlement agreements approved respectively by the SCC of VA and the District of Columbia Public Service Commission (PSC of DC). Additionally, Washington Gas has budgeted $8.0 million towards replacing mechanically coupled pipe in Maryland in fiscal year 2011. Washington Gas has also filed for approval of a fifteen-year replacement program for certain vintages of mechanically coupled pipe in the Virginia service territory under the Virginia SAVE Plan (refer to the section entitled “Rates and Regulatory Matters” for further discussion of this matter). Washington Gas estimates that it will spend approximately $256.0 million over the fifteen-year period.

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
     CEV enters into transactions with wholesale counterparties for the purposes of optimizing its portfolio of owned and managed natural gas assets. In the event of a counterparty’s failure to deliver contracted volumes or fulfill purchase obligations, CEV could be financially exposed to the difference between the price at which it had contracted to buy or sell these commodities and the replacement cost or sale price, respectively. In addition to price risk, CEV may be exposed to payment risk if it is in a net receivable position with counterparties. CEV enters into contracts with third parties to hedge the costs of natural gas. Depending on the ability of the third parties to fulfill their commitments, CEV could be at risk for financial loss.
     Washington Gas, WGEServices, and CEV have an existing credit policy that is designed to mitigate credit risks through a requirement for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. In accordance with these policies, Washington Gas, WGEServices and CEV have each obtained credit enhancements from certain of its counterparties. If certain counterparties or their guarantors meet the policy’s credit

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
worthiness criteria, Washington Gas, WGEServices, and CEV may grant unsecured credit to those counterparties or their guarantors. The credit worthiness of all counterparties is continuously monitored.
     Washington Gas, WGEServices and CEV are also subject to the collateral requirements of their counterparties. At March 31, 2011, Washington Gas, WGEServices and CEV had provided $10.5 million, $22.3 million and $10.2 million in cash collateral to counterparties, respectively.
     The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of March 31, 2011 for both Washington Gas and Non-Utility Operations, separately.

Credit Exposure to Wholesale Counterparties (In millions)
		Offsetting		Number of	Net Exposure of
	Exposure	Credit		Counterparties	Counterparties
	Before Credit	Collateral	Net	Greater	Greater Than
Rating (a)	Collateral(b)	Held(c)	Exposure	Than 10%(d)	10%

Washington Gas
Investment Grade	$10.3	$-	$10.3	4	$9.3
Non-Investment Grade	-	-	-	-	-
No External Ratings	0.8	-	0.8	-	-

Non-Utility Operations
Investment Grade	$7.3	$-	$7.3	3	$6.9
Non-Investment Grade	-	-	-	-	-
No External Ratings	-	-	-	-	-

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
     WGEServices is also exposed to the risk of non-payment by its retail customers for both invoiced and unbilled sales. WGEServices manages this risk by evaluating the credit quality of new customers as well as by monitoring collections from existing customers. To the extent necessary, WGEServices can obtain collateral from, or terminate service to, its existing customers based on credit quality criteria. In addition, WGEServices participates in a POR program with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities at approved discount rates. Under the POR program, WGEServices is exposed to the risk of non-payment by its retail customers for delivered commodities that have not yet been billed. However, once the invoices are billed, the associated credit risk is assumed by the purchasing utilities. While participation in the POR program reduces the risk of collections and locks in a discount rate on the receivables, there is a risk that the discount rate paid to participate in the POR program will exceed the actual bad debt expense and billing fees associated with these receivables.
     CEV is not subject to retail credit risk.

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
     The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives during the six months ended March 31, 2011:
Regulated Utility Segment
Changes in Fair Value of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2010	$24.0
Net fair value of contracts entered into during the period	(17.5)
Other changes in net fair value	(14.4)
Realized net settlement of derivatives	(0.7)

Net assets (liabilities) at March 31, 2011	$(8.6)

Regulated Utility Segment
Roll Forward of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2010	$24.0
Recorded to income	(10.9)
Recorded to regulatory assets/liabilities	(21.0)
Realized net settlement of derivatives	(0.7)

Net assets (liabilities) at March 31, 2011	$(8.6)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     The maturity dates of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives recorded at fair value at March 31, 2011, is summarized in the following table based on the level of the fair value calculation under Accounting Standards Codification (ASC) Topic 820:
Regulated Utility Segment
Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
		Remainder
(In millions)	Total	2011	2012	2013	2014	2015	Thereafter

Level 1 — Quoted prices in active markets	$-	$-	$-	$-	$-	$-	$-
Level 2 — Significant other observable inputs	4.3	(3.3)	(0.4)	5.6	0.3	2.1	-
Level 3 — Significant unobservable inputs	(12.9)	(2.0)	(4.1)	(7.0)	(0.3)	0.3	0.2

Total net assets (liabilities) associated with our energy-related derivatives	$(8.6)	$(5.3)	$(4.5)	$(1.4)	$-	$2.4	$0.2

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
     A portion of WGEServices’ annual natural gas sales volumes is subject to variations in customer demand associated with fluctuations in weather and other factors. Purchases of natural gas to fulfill retail sales commitments are generally made under fixed-volume contracts based on certain weather assumptions. If there is significant deviation from normal weather or other factors which affect customer usage, this may cause our purchase commitments to differ significantly from actual customer usage. To the extent that WGEServices cannot match its customer requirements and supply commitments, it may be exposed to commodity price and volume variances, which could negatively impact expected gross margins (refer to the section entitled “Weather Risk” for a further discussion of our management of weather risk). WGEServices may manage these risks through the use of derivative instruments including financial products and wholesale supply contracts that provide for volumetric variability.
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
     Other Non-Utility. CEV engages in wholesale commodity transactions to optimize its owned and managed capacity assets. CEV’s risk management policy requires it to closely match its forward physical and financial positions with its asset base, thereby minimizing its price risk exposure. Depending upon the nature of its forward hedges, CEV may be exposed to fluctuations in mark-to-market valuations based on changes in forward price curves.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the non-utility segments’ energy-related derivatives for both natural gas and electricity during the six months ended March 31, 2011:
Non-Utility Segments
Changes in Fair Value of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2010	$(46.6)
Net fair value of contracts entered into during the period	6.2
Other changes in net fair value	11.7
Realized net settlement of derivatives	12.1

Net assets (liabilities) at March 31, 2011	$(16.6)

Non-Utility Segments
Roll Forward of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2010	$(46.6)
Recorded to income	20.1
Recorded to accounts payable	(2.2)
Recorded to retained earnings	-
Net option premium payments	-
Realized net settlement of derivatives	12.1

Net assets (liabilities) at March 31, 2011	$(16.6)

     The maturity dates of our net assets (liabilities) associated with the non-utility segment’s energy-related derivatives recorded at fair value at March 31, 2011 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:
Non-Utility Segments
Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
		Remainder
(In millions)	Total	2011	2012	2013	2014	2015	Thereafter

Level 1 — Quoted prices in active markets	$-	$-	$-	$-	$-	$-	$-
Level 2 — Significant other observable inputs	(5.5)	(3.4)	(1.1)	(0.8)	(0.2)	-	-
Level 3 — Significant unobservable inputs	(11.1)	(2.7)	(7.1)	(1.3)	-	-	-

Total net assets (liabilities) associated with our energy-related derivatives	$(16.6)	$(6.1)	$(8.2)	$(2.1)	$(0.2)	$-	$-

     Refer to Note 9 and 10 of the Notes to Consolidated Financial Statements in this quarterly report for a further discussion of our derivative activities and fair value measurements.
     Value-at-Risk. WGEServices measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGEServices’ value-at-risk at March 31, 2011 was approximately $2,300 and $155,200, related to its natural gas and electric portfolios, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Weather Risk
     We are exposed to various forms of weather risk in both our regulated utility and non-utility business segments. For Washington Gas, a large portion of its revenues is volume driven and its current rates are based upon an assumption of normal weather, however, billing adjustment mechanisms and weather derivatives described below address variations from this assumption. Without weather protection strategies, variations from normal weather will cause our earnings to increase or decrease depending on the weather pattern. Washington Gas currently has a weather protection strategy that is designed to neutralize the estimated financial effects of weather on its net income, as discussed below.
     The financial results of our non-utility energy-marketing business, WGEServices, are also affected by variations from normal weather primarily in the winter relating to its natural gas sales, and throughout the fiscal year relating to its electricity sales. WGEServices manages these weather risks with, among other things, weather derivatives.
     Billing Adjustment Mechanisms. In Maryland, Washington Gas has a revenue normalization adjustment (RNA) billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. In Virginia, Washington Gas has a Weather Normalization Adjustment (WNA) mechanism which is a billing adjustment mechanism that is designed to eliminate the effect of variations in weather from normal levels on utility net revenues. On July 22, 2010, the State Corporation Commission of Virginia authorized Washington Gas to implement, effective from July 2010, a decoupling rate mechanism for residential customers and six residential energy efficiency programs and the cost recovery mechanism for those programs. Washington Gas filed compliance tariffs with the staff of the SCC of VA (VA Staff) on April 19, 2010 to implement the Conservation and Ratemaking Efficiency Plan on May 1, 2010. In the District of Columbia, Washington Gas filed a revised tariff application seeking approval of an RNA. A commission decision was issued on December 17, 2010, wherein the Commission determined that it would be more appropriate to consider Washington Gas’ RNA proposal in the context of a fully litigated base rate case. Washington Gas filed an application for reconsideration on January 18, 2011, but the Commission affirmed its previous ruling. The matter is pending. For a discussion of current rates and regulatory matters, refer to the section entitled “Rates and Regulatory Matters” in Management’s Discussion for Washington Gas.
     For both the RNA and the WNA mechanisms, periods of colder-than-normal weather generally would cause Washington Gas to record a reduction to its revenues and establish a refund liability to customers, while the opposite would generally result during periods of warmer-than-normal weather. However, factors such as volatile weather patterns and customer conservation may cause the RNA and the Conservation and Ratemaking Efficiency (CARE) adjustment to function conversely because it adjusts billed revenues to provide a designed level of net revenue per meter.
     Weather Derivatives. WGEServices utilizes HDD derivatives from time to time to manage weather risks related to its natural gas and electricity sales. WGEServices also utilizes cooling degree day (CDD) derivatives to manage weather risks related to its electricity sales during the summer cooling season. These derivatives cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in HDDs or CDDs. Refer to Note 9 of the Notes to Consolidated Financial Statements for a further discussion of the accounting for these weather-related instruments.
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
     RESULTS OF OPERATIONS — Three Months Ended March 31, 2011 vs. March 31, 2010
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
     Washington Gas reported net income applicable to common stock of $70.7 million for the three months ended March 31, 2011, a decrease of $20.1 million from net income applicable to common stock of $90.8 million reported for the same three months of the prior fiscal year. Changes in the composition of earnings from the prior period include: (i) a $20.8 million decrease in unrealized margins associated with our asset optimization program; (ii) a $3.3 million decrease relating to the impact of the reduction in Maryland depreciation rates effective on June 1, 2010, creating a timing difference between the recognition and recovery of depreciation expense; (iii) $2.7 million in unfavorable effects of changes in natural gas consumption patterns; (iv) $3.4 million in higher costs for weather protection products related to the District of Columbia and (v) $1.7 million in higher employee benefit expense primarily due to changes in pension and retiree medical plan valuation assumptions. Partially offsetting these variances were: (i) a $1.9 million decrease in recurring BPO costs; (ii) a $1.5 million increase in revenues related to growth of more than 10,200 average active customer meters; (iii) a $1.5 million increase in the recovery of storage gas inventory carrying costs reflecting higher average inventory values and (iv) a $1.4 million increase in realized margins associated with our asset optimization program.
     Key gas delivery, weather and meter statistics are shown in the table below for the three months ended March 31, 2011 and 2010.
Gas Deliveries, Weather and Meter Statistics

	Three Months Ended
	March 31,		Increase/
	2011	2010	(Decrease)

Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	418.2	436.7	(18.5)
Gas delivered for others	212.5	211.6	0.9

Total firm	630.7	648.3	(17.6)

Interruptible
Gas sold and delivered	0.8	1.4	(0.6)
Gas delivered for others	93.5	97.9	(4.4)

Total interruptible	94.3	99.3	(5.0)

Electric generation—delivered for others	7.1	12.4	(5.3)

Total deliveries	732.1	760.0	(27.9)

Degree Days
Actual	2,207	2,177	30
Normal	2,109	2,104	5
Percent colder (warmer) than normal	4.6%	3.5%	n/a
Average active customer meters	1,088,647	1,078,358	10,289
New customer meters added	2,035	1,989	46

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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     During the quarter ended March 31, 2011, total gas deliveries to firm customers were 630.7 million therms compared to 648.3 million therms delivered in the same quarter of the prior fiscal year. This decrease in natural gas deliveries to firm customers reflects unfavorable effects of changes in natural gas consumption patterns partially offset by colder weather and customer growth.
     Weather, when measured by HDDs, was 4.6% colder than normal in the second quarter of fiscal year 2011, compared to 3.5% colder than normal for the same quarter of fiscal year 2010. Including the effects of our weather protection strategy, there were no material effects on net income attributed to colder or warmer than normal weather on either the quarter ended March 31, 2011 or March 31, 2010.
     Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers were 94.3 million therms during the second quarter of fiscal year 2011, compared to 99.3 million therms for the same quarter last year, reflecting reduced demand due to weather.
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
     Gas Service for Electric Generation. Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the quarter ended March 31, 2011, deliveries to these customers decreased by 5.3 million therms, when compared to the same quarter of the prior fiscal year. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.
     RESULTS OF OPERATIONS — Six Months Ended March 31, 2011 vs. March 31, 2010
     Washington Gas reported net income applicable to common stock of $111.1 million for the six months ended March 31, 2011, a decrease of $20.2 million over net income applicable to common stock of $131.3 million reported for the same six months of the prior fiscal year. The decrease in net income primarily reflects: (i) a $26.7 million decrease in unrealized margins associated with our asset optimization program; (ii) a $3.9 million decrease relating to the impact of the reduction in Maryland depreciation rates effective on June 1, 2010, creating a timing difference between the recognition and recovery of depreciation expense; (iii) $4.9 million in higher employee benefit expense primarily due to changes in pension and retiree medical plan valuation assumptions; (v) $1.2 million in unfavorable effects of changes in natural gas consumption patterns and (vi) $2.5 million in higher costs for weather protection products related to the District of Columbia. Partially offsetting these unfavorable variances were: (i) a $5.9 million increase in realized margins associated with our asset optimization program; (ii) a $4.5 million decrease in recurring BPO costs and (iii) $2.9 million increase in revenues related to growth of more than 9,800 average customer meters.
     Key gas delivery, weather and meter statistics are shown in the table below for the six months ended March 31, 2011 and 2010.
Gas Deliveries, Weather and Meter Statistics

	Six Months Ended
	March 31,		Increase/
	2011	2010	(Decrease)

Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	719.4	706.7	12.7
Gas delivered for others	379.3	370.5	8.8

Total firm	1,098.7	1,077.2	21.5

Interruptible
Gas sold and delivered	1.6	2.9	(1.3)
Gas delivered for others	179.9	175.4	4.5

Total interruptible	181.5	178.3	3.2

Electric generation—delivered for others	23.4	23.5	(0.1)

Total deliveries	1,303.6	1,279.0	24.6

Degree Days
Actual	3,712	3,608	104
Normal	3,455	3,451	4
Percent colder (warmer) than normal	7.4%	4.5%	n/a
Average active customer meters	1,083,555	1,073,732	9,823
New customer meters added	4,862	5,073	(211)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Gas Service to Firm Customers. During the six months ended March 31, 2011, total gas deliveries to firm customers were 1,098.7 million therms compared to 1,077.2 million therms delivered in the same period of the prior year. This increase in natural gas deliveries to firm customers reflects colder weather in the current six-month period than in the same period of the prior fiscal year and customer growth, partially offset by unfavorable effects of changes in natural gas consumption patterns.
     Weather, when measured by HDDs, was 7.4% colder than normal in the six months ended March 31, 2011, compared to 4.5% colder than normal for the same period of the prior year. Including the effects of our weather protection strategy, there were no material effects on net income attributed to colder or warmer weather on either the six months ended March 31, 2011 or March 31, 2010.
     Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers were 181.5 million therms during the six months ended March 31, 2011, compared to 178.3 million therms for the same six month period of the prior year, reflecting increased demand due to weather.
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
     Gas Service for Electric Generation. Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the six months ended March 31, 2011, deliveries to these customers decreased by 0.1 million therms, when compared to the same quarter of the prior fiscal year. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.
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
     District of Columbia Jurisdiction
     Revenue Normalization Adjustment. On December 21, 2009, Washington Gas filed a revised tariff application seeking approval of an RNA, a sales adjustment mechanism that decouples Washington Gas’ non-gas revenues from actual delivered volumes of gas. On December 22, 2009, the District of Columbia Office of the People’s Counsel (DC OPC) filed a motion requesting that the PSC of DC establish public hearing procedures to examine the merits of Washington Gas’ RNA application. Washington Gas filed an opposition to the DC OPC’s motion on January 4, 2010. The PSC of DC issued an order on January 19, 2010 granting the DC OPC’s motion for evidentiary hearing and initiated an evidentiary proceeding to consider issues surrounding Washington Gas’ tariff application. On April 2, 2010, the PSC of DC issued an order designating issues to be addressed and establishing a procedural schedule for the case. Washington Gas filed supplemental testimony on April 13, 2010. The DC OPC, the District of Columbia Office of the Environment and the Apartment and Office Building Association of Metropolitan Washington filed direct testimony on May 17, 2010. Washington Gas filed rebuttal testimony on June 29, 2010. Evidentiary hearings were held on July 27-29, 2010. Initial briefs were filed on August 13, 2010, and reply briefs were submitted on August 26, 2010. On December 17, 2010 the PSC of DC issued an order denying Washington Gas’ application for an RNA stating that the RNA should be considered in the context of a base rate case proceeding. Washington Gas filed an application for reconsideration on January 18, 2011. The PSC of DC denied Washington Gas’ application for reconsideration on February 28, 2011, affirming its previous rulings that the matter should be reviewed in a base rate case.
     Affiliate Transactions Code of Conduct. On February 1, 2011, the PSC of DC issued an order adopting rules governing affiliate transactions code of conduct for regulated energy utilities and their affiliates. Included among the regulations are limitations on joint marketing with core service affiliates, and disclosure of customer-specific information, as well as restrictions on (i) favorable treatment of affiliates, (ii) the provision of loans and loan guarantees by the utility to an affiliate, and (iii) sharing and temporary assignment of electric company employees with an affiliate. These regulations also require the energy utilities to file Cost Allocation Manuals (CAM) with the PSC of DC demonstrating how they allocate and account for shared services with their affiliates. The CAM must be filed with the PSC of DC annually within four months of the close of the utility’s fiscal year.

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
     The Office of the Staff of the PSC of MD (MD Staff) and the Maryland Office of the People’s Counsel (MD OPC) are challenging a portion of Washington Gas’ purchased gas charges for the twelve month period ended August 31, 2009 averring that Washington Gas did not have authority under its tariff to satisfy in cash its obligation (cash-out) for over-deliveries by suppliers over the 12-months ended March 2009 and also asserting that Washington Gas used an “excessive price” as the cash-out price. The MD Staff recommended that a second phase to the proceeding be initiated to investigate these assertions. Washington Gas has objected to both these assertions. Discovery and testimony were filed in the case, and a hearing was held on March 25, 2010. The MD OPC has taken a position that $2.1 million of gas costs related to the purchase of competitive service provider (CSP) inventory included in the purchased gas charge should be disallowed. Briefs were filed April 30, 2010, and reply briefs were filed May 21, 2010. A proposed order was issued by the Hearing Examiner on August 25, 2010, finding that under the tariff, Washington Gas should have resolved supplier over-deliveries during the review period by adjusting future delivery volumes by suppliers, rather than by cash-out. The proposed order directed Washington Gas to refund to customers the excess costs paid to suppliers as a result of the cash-out of supplier over-deliveries. The proposed order also directed Washington Gas to present an “exact calculation” of the excess amount paid to suppliers in accordance with the methodology proposed by the MD OPC. The MD OPC had estimated the amount of the excess costs to Maryland ratepayers to be approximately $2.1 million. The proposed order directs Washington Gas to credit $2.1 million to the actual cost adjustment (ACA) as recommended by the MD OPC. The MD Staff and Washington Gas filed notices of appeal of the proposed order on September 23 and 24, 2010, respectively, and memorandums on appeal on October 1 and 4, 2010, respectively. A decision from the PSC of MD is pending.
     Investigation of Asset Management and Gas Purchase Practices. On July 24, 2008, the Staff Counsel of the PSC of MD (Staff Counsel) submitted a petition to the PSC of MD to establish an investigation into Washington Gas’ asset management program and cost recovery of its gas purchases. On September 4, 2008, the PSC of MD docketed a new proceeding to consider the issues raised in the petition filed by Staff Counsel. In accordance with the procedural schedule, Washington Gas filed direct testimony on November 21, 2008; direct testimony by intervening parties was filed on February 4, 2009, and Washington Gas’ rebuttal testimony was filed March 11, 2009. A public hearing was held on March 19, 2009. Initial briefs were filed by Washington Gas and other parties on June 25, 2009. Reply briefs were filed on August 3, 2009.
     On November 2, 2009, the Chief Hearing Examiner of the PSC of MD issued a Proposed Order of Hearing Examiner (POHE) which supports Washington Gas’ move to self-optimization of its gas assets, concluding that “the evidence on the record in this case is overwhelming that Washington Gas’ decision to transition to self-management has in fact been prudent and resulted in substantial rate benefits.” The POHE approved Washington Gas’ proposal for the sharing of margins from asset optimization between Washington Gas and customers based on a graduated, tiered approach. The POHE directed Washington Gas to pass credits to customers through the Purchased Gas Charge (PGC) provision.
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
     On December 2, 2009, both the MD Staff and the MD OPC filed notices of appeal of the POHE and on December 14, 2009, both filed a memorandum on appeal in support of their positions. On January 4, 2010, Washington Gas filed a Reply Memorandum in response to the MD Staff and the MD OPC’s Memoranda on Appeal. A decision by the PSC of MD is pending.
     Review of Washington Gas’ 2009 — 2013 Gas Portfolio Plan. On March 19, 2009, the PSC of MD docketed a proceeding to review Washington Gas’ 2009 — 2013 Gas Portfolio Plan, specifically noting Washington Gas’ plans to build an on-system peaking facility on the grounds of the decommissioned Chillum gas storage holders in Chillum, Maryland. Refer to the section entitled “Chillum LNG Facility” for further discussion of this matter. Upon consideration of a motion to combine review of Washington Gas’ Gas Portfolio Plans, on January 6, 2010, the PSC of MD consolidated this proceeding with Washington Gas’ 2010 — 2014 Gas Portfolio Plan, which was filed on November 17, 2009. Washington Gas announced on May 6, 2010, that it

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
projected a new in-service date for the on-system peaking facility: the 2015-2016 winter heating season. As a result, the hearing examiner ruled that the facility is not subject to review as part of the Gas Portfolio Plans being considered in the current proceeding, which had a term from 2010 — 2014. The hearing examiner subsequently approved Washington Gas’ portfolio plan, including the reserve margins reflected in Washington Gas’ energy acquisition planning. Initial briefs were filed on August 13, 2010 and reply briefs were filed on September 17, 2010. On October 27, 2010, the hearing examiner issued a proposed order. The hearing examiner found:
(i)	the Gas Portfolio Plan proposed by Washington Gas for years 2009-2013 and 2010-2014 is reasonable;

(ii)	the design day forecasts contained in Washington Gas’ plans are correct and reasonable in determining the design day requirement;

(iii)	a reserve margin proposed by Washington Gas of 5.0% to 6.5% continues to be reasonable; and that

(iv)	some additional information should be filed along with all future plans.
     The proposed order became final on November 30, 2010 as it was not appealed by any party.
     New Base Rate Case
     On April 15, 2011, Washington Gas filed a request for a base rate increase of $30.0 million with the PSC of MD requesting authority to increase its rates and charges and to revise the terms and conditions applicable to gas service in Maryland.
     This application seeks to establish new base rates and charges that will increase annual operating revenues by approximately $30.0 million, resulting in an overall rate of return of 8.59% and a return on common equity of 10.45%. This compares to the overall rate of return of 8.2% and return on common equity of 10.0% as authorized by the PSC of MD in its Final Order issued to Washington Gas on November 16, 2007.
     Washington Gas has also included a request for approval of a rate adjustment mechanism to recover costs associated with the accelerated replacement of transmission and distribution pipe designed to enhance safety and system reliability in a manner that does not financially burden Washington Gas or its customers. Washington Gas also proposes certain changes to its general service provisions which include: (i) payments; (ii) submetering; (iii) installation of service pipes and connections; (iv) economic evaluation of facilities extensions; (v) purchased gas charge and (vi) automatic payment plan. In addition, Washington Gas also proposed two new general service provisions pertaining to the balancing for natural gas-fired generating stations and the implementation of the accelerated pipe replacement plan rider.
     On April 18, 2011, Washington Gas received an order from the PSC of MD related to this rate filing suspending the proposed rates and charges and the proposed changes in the terms and conditions for gas service for an initial period of 150 days following the 30 day notice period, as permitted under the Code of Maryland. New rates are expected to go into effect in November 2011.
     Virginia Jurisdiction
     Conservation and Ratemaking Efficiency Plan (CARE Plan). On September 29, 2009, Washington Gas filed with the SCC of VA an application which included a portfolio of conservation and energy efficiency programs, an associated cost recovery provision, and a decoupling mechanism which will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts. An evidentiary hearing in the proceeding was held on February 9, 2010. On March 26, 2010 the SCC of VA issued an Order approving a decoupling rate mechanism for residential customers and six residential energy efficiency programs and the cost recovery mechanism for those programs. Washington Gas filed compliance tariffs with the staff of the SCC of VA (VA Staff) on April 19, 2010 to implement the Conservation and Ratemaking Efficiency Plan on May 1, 2010. Washington Gas began applying the decoupling mechanism in Virginia in its July billings for residential customers consistent with the SCC of VA’s approval. On July 22, 2010, Washington Gas filed an amendment to the CARE Plan to include small commercial and industrial customers in Virginia. The application included a portfolio of conservation and energy efficiency programs, an associated cost recovery provision and a decoupling mechanism that will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts. In accordance with the procedural schedule established for the

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (concluded)
proceeding, the VA Staff filed its report on September 13, 2010 and Washington Gas filed its response to the VA Staff report on September 24, 2010. On November 18, 2010, the SCC of VA issued an order that denied Washington Gas’ application. The SCC of VA found that Washington Gas’ current tariff and its underlying class cost of service and revenue apportionment studies do not segregate small versus large customers and that only small customers qualify under the CARE law. The SCC of VA stated that Washington Gas could amend the underlying tariff and studies in connection with its required February 1, 2011 base rate case filing. Such a tariff amendment was proposed in the filing made with the SCC of VA on January 31, 2011, and noted below.
     Steps to Advance Virginia’s Energy Plan (SAVE Plan). On August 4, 2010 Washington Gas filed an application (and supplemental testimony on October 25, 2010) with the SCC of VA for approval of a SAVE Plan which included four gas utility infrastructure replacement programs and a SAVE rider to recover certain costs associated with the replacement programs. An evidentiary hearing was held on March 8, 2011. On April 21, 2011, the SCC of VA issued an Order approving Washington Gas’ proposed five year SAVE Plan encompassing a total of $116.5 million in expenditures for the four replacement programs for the period from June 2010 to December 31, 2014. The SCC of VA also approved a SAVE rider to recover the costs of the replacement programs, effective for bills rendered on or after May 1, 2011. The SCC of VA also established a schedule for the Company’s SAVE rider filings for the approved SAVE plan.
     New Base Rate Case
     On January 31, 2011, Washington Gas filed a request with the SCC of VA for a $29.6 million annual increase in revenues. The filing was made pursuant to the settlement agreement reached by the parties and approved by the SCC of VA in the company’s last base rate case, which resulted in a Performance-Based Rate (PBR) plan. The filing made in January 2011 did not request either renewal or modification of the PBR plan; rather, the filing was based on traditional cost of service regulation. New rates cannot go into effect until after October 1, 2011, per the settlement agreement referenced above.
     The $29.6 million revenue increase requested in this application will result in an overall rate of return of 8.58% and a return on common equity of 10.5%, as compared to a return on common equity of 10.0% in the Company’s last base rate proceeding.
     Washington Gas proposes to continue the Weather Normalization Adjustment, which was previously approved by the SCC of VA. The Company also proposes a new sharing arrangement associated with Washington Gas’ asset optimization program, and seeks to increase its research and development funding through programs sponsored by The Gas Technology Institute. In addition, the application includes various tariff revisions related to (i) payment processing, (ii) installation of service pipes and connections, (iii) economic evaluation of facilities extensions, (iv) Purchase Gas Charge, (v) automated payment plan, (vi) developmental natural gas vehicle service, (vii) balancing for natural gas-fired generating stations, and (viii) Rate Schedule Nos. 5, 5A and 6 pertaining to large non-residential customers.
     The current procedural schedule provides for Washington Gas to file additional testimony on May 12, 2011, and testimony of other parties is due July 27, 2011. Hearings will take place this fall.
     Performance-Based Rate Plans
     In rate case proceedings in all local jurisdictions in 2006 and 2007, Washington Gas previously requested permission to implement PBR plans that include performance measures for customer service and an Earnings Sharing Mechanism (ESM) that enables Washington Gas to share with shareholders and customers the earnings that exceed a target rate of return on equity.
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
ITEM 4. CONTROLS AND PROCEDURES
     Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that WGL Holdings’ disclosure controls and procedures are effective. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by WGL Holdings in the reports that it files or submits under the Exchange Act is accumulated and communicated to senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in the internal control over financial reporting of WGL Holdings during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL Holdings.

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
ITEM 6. EXHIBITS

Exhibits:
Schedule/
Exhibit	Description

(a)(3)	Exhibits

Exhibits Filed Herewith:

31.1	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits Submitted Herewith:

101	The following materials from the WGL Holdings, Inc. and Washington Gas Light Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 6, 2011 formatted in Extensible Business Reporting Language (XBRL):*

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

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY (Co-Registrants)

Date: May 6, 2011	/s/ William R. Ford
William R. Ford
Controller (Principal Accounting Officer)