Form 10-Q
period 2011-06-30
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2011-08-05
CIK 104819, 1103601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
WGL Holdings, Inc. common stock, no par value, outstanding as of July 29, 2011: 51,300,641 shares.
All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of July 29, 2011.

WGL Holdings, Inc.
Washington Gas Light Company
For the Quarter Ended June 30, 2011

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

ii

WGL Holdings, Inc.
Washington Gas Light Company
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

iii

WGL Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements

	June 30,	September 30,
(In thousands)	2011	2010

ASSETS
Property, Plant and Equipment
At original cost	$3,496,643	$3,383,364
Accumulated depreciation and amortization	(1,068,567)	(1,037,156)

Net property, plant and equipment	2,428,076	2,346,208

Current Assets
Cash and cash equivalents	139,030	8,849
Receivables
Accounts receivable	247,751	208,467
Gas costs and other regulatory assets	6,347	18,714
Unbilled revenues	103,773	91,337
Allowance for doubtful accounts	(19,340)	(20,306)

Net receivables	338,531	298,212

Materials and supplies—principally at average cost	23,838	24,646
Storage gas—at cost (first-in, first-out)	207,765	242,223
Deferred income taxes	18,699	22,808
Other prepayments	75,245	93,700
Derivatives and other	19,748	26,827

Total current assets	822,856	717,265

Deferred Charges and Other Assets
Regulatory assets
Gas costs	7,324	5,991
Pension and other post-retirement benefits	438,135	452,035
Other	63,555	73,342
Derivatives and other	36,731	49,053

Total deferred charges and other assets	545,745	580,421

Total Assets	$3,796,677	$3,643,894

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,252,176	$1,153,395
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	587,239	592,875

Total capitalization	1,867,588	1,774,443

Current Liabilities
Current maturities of long-term debt	77,103	30,098
Notes payable	13,022	100,417
Accounts payable and other accrued liabilities	282,194	225,362
Wages payable	19,123	16,411
Accrued interest	12,423	3,983
Dividends declared	20,206	19,604
Customer deposits and advance payments	63,799	65,343
Gas costs and other regulatory liabilities	21,895	9,893
Accrued taxes	37,755	14,828
Derivatives and other	27,993	58,112

Total current liabilities	575,513	544,051

Deferred Credits
Unamortized investment tax credits	9,852	10,561
Deferred income taxes	512,477	472,544
Accrued pensions and benefits	353,292	359,729
Asset retirement obligations	66,252	64,017
Regulatory liabilities
Accrued asset removal costs	326,443	323,091
Other	13,668	13,446
Derivatives and other	71,592	82,012

Total deferred credits	1,353,576	1,325,400

Commitments and Contingencies (Note 13)

Total Capitalization and Liabilities	$3,796,677	$3,643,894

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Income (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

(In thousands, except per share data)	2011	2010	2011	2010

OPERATING REVENUES
Utility	$178,466	$168,379	$1,149,057	$1,170,536
Non-utility	311,815	291,294	1,154,319	1,073,198

Total Operating Revenues	490,281	459,673	2,303,376	2,243,734

OPERATING EXPENSES
Utility cost of gas	60,774	60,001	555,964	576,200
Non-utility cost of energy-related sales	281,817	243,983	1,032,935	1,008,971
Operation and maintenance	80,776	79,062	245,875	230,850
Depreciation and amortization	22,833	23,634	68,124	72,032
General taxes and other assessments	28,840	25,752	123,515	100,179

Total Operating Expenses	475,040	432,432	2,026,413	1,988,232

OPERATING INCOME	15,241	27,241	276,963	255,502
Other Income—Net	481	280	49	1,144
Interest Expense
Interest on long-term debt	10,022	9,913	29,919	29,816
AFUDC and other, net	210	87	631	143

Total Interest Expense	10,232	10,000	30,550	29,959

INCOME BEFORE INCOME TAXES	5,490	17,521	246,462	226,687
INCOME TAX EXPENSE	2,208	7,510	97,860	89,669

NET INCOME	$3,282	$10,011	$148,602	$137,018
Dividends on Washington Gas preferred stock	330	330	990	990

NET INCOME APPLICABLE TO COMMON STOCK	$2,952	$9,681	$147,612	$136,028

AVERAGE COMMON SHARES OUTSTANDING
Basic	51,243	50,664	51,153	50,422
Diluted	51,314	50,918	51,235	50,638

EARNINGS PER AVERAGE COMMON SHARE
Basic	$0.06	$0.19	$2.89	$2.70
Diluted	$0.06	$0.19	$2.88	$2.69

DIVIDENDS DECLARED PER COMMON SHARE	$0.3875	$0.3775	$1.1525	$1.1225

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	Nine Months Ended
	June 30,
(In thousands)	2011	2010

OPERATING ACTIVITIES
Net income	$148,602	$137,018
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	68,124	72,032
Amortization of:
Other regulatory assets and liabilities—net	2,748	2,957
Debt related costs	671	570
Deferred income taxes—net	48,563	75,043
Accrued/deferred pension cost	13,131	8,798
Compensation expense related to equity awards	2,027	1,812
Provision for doubtful accounts	15,783	13,739
Other non-cash charges (credits)—net	(1,654)	(144)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(68,469)	(78,638)
Gas costs and other regulatory assets/liabilities—net	24,369	54,484
Storage gas	34,458	80,796
Other prepayments	18,455	11,084
Accounts payable and other accrued liabilities	46,220	(9,603)
Wages payable	2,712	3,453
Customer deposits and advance payments	(1,544)	(9,752)
Accrued taxes	22,927	2,783
Accrued interest	8,440	8,405
Other current assets	7,887	(3,001)
Other current liabilities	(30,119)	10,945
Deferred gas costs—net	(1,333)	29,946
Deferred assets—other	31,752	(41,692)
Deferred liabilities—other	(32,794)	(2,418)
Other—net	2,239	91

Net Cash Provided by Operating Activities	363,195	368,708

FINANCING ACTIVITIES
Common stock issued	11,299	14,141
Long-term debt issued	75,000	51,502
Long-term debt retired	(30,000)	(74,379)
Debt issuance costs	(167)	(330)
Notes payable issued (retired)—net	(87,417)	(176,789)
Dividends on common stock and preferred stock	(59,413)	(57,048)
Other financing activities—net	(3,552)	(894)

Net Cash Used in Financing Activities	(94,250)	(243,797)

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(128,710)	(84,473)
Investment in non-utility interests	(10,054)	—

Net Cash Used in Investing Activities	(138,764)	(84,473)

INCREASE IN CASH AND CASH EQUIVALENTS	130,181	40,438
Cash and Cash Equivalents at Beginning of Year	8,849	7,845

Cash and Cash Equivalents at End of Period	$139,030	$48,283

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid—net	$2,453	$49,662
Interest paid	$21,972	$21,182
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$(3,539)	$—
Capital expenditures included in accounts payable and other accrued liabilities	$18,487	$3,218
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Balance Sheets (Unaudited)
Part I—Financial Information
Item 1—Financial Statements (continued)

	June 30,	September 30,
(In thousands)	2011	2010

ASSETS
Property, Plant and Equipment
At original cost	$3,440,621	$3,343,842
Accumulated depreciation and amortization	(1,044,096)	(1,014,314)

Net property, plant and equipment	2,396,525	2,329,528

Current Assets
Cash and cash equivalents	136,303	4,390
Receivables
Accounts receivable	112,566	78,357
Gas costs and other regulatory assets	6,347	18,714
Unbilled revenues	25,810	20,484
Allowance for doubtful accounts	(16,669)	(16,704)

Net receivables	128,054	100,851

Materials and supplies—principally at average cost	23,786	24,594
Storage gas—at cost (first-in, first-out)	123,507	169,267
Deferred income taxes	16,482	10,633
Other prepayments	45,679	59,317
Receivables from associated companies	257	1,949
Derivatives and other	2,858	7,050

Total current assets	476,926	378,051

Deferred Charges and Other Assets
Regulatory assets
Gas costs	7,324	5,991
Pension and other post-retirement benefits	435,419	449,383
Other	63,550	73,336
Derivatives and other	19,745	33,987

Total deferred charges and other assets	526,038	562,697

Total Assets	$3,399,489	$3,270,276

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,048,944	$994,876
Preferred stock	28,173	28,173
Long-term debt	587,239	592,875

Total capitalization	1,664,356	1,615,924

Current Liabilities
Current maturities of long-term debt	77,103	30,098
Notes payable	22	43,419
Accounts payable and other accrued liabilities	134,706	127,358
Wages payable	18,141	15,512
Accrued interest	12,423	3,983
Dividends declared	18,667	18,460
Customer deposits and advance payments	63,799	63,343
Gas costs and other regulatory liabilities	21,895	9,893
Accrued taxes	21,399	13,277
Payables to associated companies	17,459	9,170
Derivatives and other	8,793	19,714

Total current liabilities	394,407	354,227

Deferred Credits
Unamortized investment tax credits	8,900	9,570
Deferred income taxes	512,693	477,912
Accrued pensions and benefits	350,839	357,456
Asset retirement obligations	65,066	62,801
Regulatory liabilities
Accrued asset removal costs	326,443	323,091
Other	13,668	13,446
Derivatives and other	63,117	55,849

Total deferred credits	1,340,726	1,300,125

Commitments and Contingencies (Note 13)

Total Capitalization and Liabilities	$3,399,489	$3,270,276

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income (Unaudited)
Part I-Financial Information
Item 1-Financial Statements (continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010

OPERATING REVENUES
Utility	$181,497	$172,544	$1,169,597	$1,190,703
Non-utility	—	—	—	2

Total Operating Revenues	181,497	172,544	1,169,597	1,190,705

OPERATING EXPENSES
Utility cost of gas	63,805	64,166	576,504	596,367
Operation and maintenance	66,110	67,874	203,087	198,869
Depreciation and amortization	22,290	23,130	66,533	70,610
General taxes and other assessments	26,348	24,126	115,976	95,190

Total Operating Expenses	178,553	179,296	962,100	961,036

OPERATING INCOME (LOSS)	2,944	(6,752)	207,497	229,669
Other Income —Net	600	188	899	948
Interest Expense
Interest on long-term debt	9,997	9,913	29,894	29,816
AFUDC and other, net	209	71	554	5

Total Interest Expense	10,206	9,984	30,448	29,821

INCOME (LOSS) BEFORE INCOME TAXES	(6,662)	(16,548)	177,948	200,796
INCOME TAX EXPENSE (BENEFIT)	(2,825)	(6,191)	70,005	79,197

NET INCOME (LOSS)	$(3,837)	$(10,357)	$107,943	$121,599
Dividends on preferred stock	330	330	990	990

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(4,167)	$(10,687)	$106,953	$120,609

The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows (Unaudited)
Part I-Financial Information
Item 1-Financial Statements (continued)

	Nine Months Ended
	June 30,
(In thousands)	2011	2010

OPERATING ACTIVITIES
Net income	$107,943	$121,599
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	66,533	70,610
Amortization of:
Other regulatory assets and liabilities—net	(2,954)	2,957
Debt related costs	671	570
Deferred income taxes—net	33,136	77,983
Accrued/deferred pension cost	13,024	8,133
Compensation expense related to equity awards	1,934	1,737
Provision for doubtful accounts	12,650	10,701
Other non-cash charges (credits)—net	(2,695)	(850)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(50,528)	(38,539)
Gas costs and other regulatory assets/liabilities—net	24,369	54,484
Storage gas	45,760	51,078
Other prepayments	13,638	(14,438)
Accounts payable and other accrued liabilities, including payables to associated companies	5,028	(15,583)
Wages payable	2,629	3,223
Customer deposits and advance payments	456	(9,752)
Accrued taxes	8,122	1,967
Accrued interest	8,440	8,405
Other current assets	5,000	2,033
Other current liabilities	(10,921)	(1,231)
Deferred gas costs—net	(1,333)	29,946
Deferred assets—other	30,539	(32,053)
Deferred liabilities—other	(14,905)	(7,295)
Other—net	2,559	292

Net Cash Provided by Operating Activities	299,095	325,977

FINANCING ACTIVITIES
Long-term debt issued	75,000	51,502
Long-term debt retired	(30,000)	(74,379)
Debt issuance costs	(167)	(330)
Notes payable issued (retired)—net	(43,419)	(124,791)
Dividends on common stock and preferred stock	(55,587)	(54,794)
Other financing activities—net	(434)	(788)

Net Cash Used in Financing Activities	(54,607)	(203,580)

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(112,575)	(80,915)

Net Cash Used in Investing Activities	(112,575)	(80,915)

INCREASE IN CASH AND CASH EQUIVALENTS	131,913	41,482
Cash and Cash Equivalents at Beginning of Year	4,390	5,160

Cash and Cash Equivalents at End of Period	$136,303	$46,642

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid—net	$—	$38,713
Interest paid	$21,870	$21,044
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$(3,539)	$—
Capital expenditures included in accounts payable and other accrued liabilities	$18,431	$3,206
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
     The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Therefore, certain financial information and note disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) are omitted in this interim report. The interim consolidated financial statements and accompanying notes should be read in conjunction with the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2010. Due to the seasonal nature of Washington Gas’ and WGEServices’ businesses, the results of operations for the periods presented in this report are not necessarily indicative of actual results for the full fiscal years ending September 30, 2011 and 2010 of either WGL Holdings or Washington Gas.
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
     Newly Issued Accounting Standards
     Fair Value. In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04). ASU 2011-04 amends Accounting Standards Codification (ASC) Topic 820 to include a consistent definition of the term “fair value” and set forth common requirements for measuring fair value and disclosing information about fair value measurements in financial statements. ASU 2011-04 will be effective for us beginning January 1, 2012. We do not expect the adoption of this standard to have a material effect on our consolidated financial statements.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. The adoption of this standard affected and will affect disclosures only. With the exception of disclosures relating to purchases, sales issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for us on January 1, 2010. The adoption of these requirements did not have a material impact on our financial statements. Refer to Note 10 — Fair Value Measurements for the required disclosure under this standard. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for us beginning October 1, 2011. We do not expect the adoption of the remaining requirements of this standard to have a material effect on our consolidated financial statements.
     Other. In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to improve financial reporting by requiring companies to present items of net income in either one continuous statement, or in two separate but consecutive statements of net income and other comprehensive net income. The new guidance removes the current presentation options in ASC Topic 220. The requirements of ASU 2011-05 do not change which components of comprehensive income are recognized in net income or other comprehensive income, nor does the update change the computation of earnings per share (EPS). ASU 2011-05 will be effective for us on October 1, 2012. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.
NOTE 2. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

     The tables below provide details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets for both WGL Holdings and Washington Gas.

WGL Holdings, Inc.
(In thousands)	June 30, 2011	September 30, 2010

Accounts payable—trade	$222,743	$193,776
Employee benefits and payroll accruals	20,044	24,078
Derivatives and other accrued liabilities	39,407	7,508

Total	$282,194	$225,362

Washington Gas Light Company
(In thousands)	June 30, 2011	September 30, 2010

Accounts payable—trade	$109,498	$100,608
Employee benefits and payroll accruals	18,251	22,322
Other accrued liabilities	6,957	4,428

Total	$134,706	$127,358

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3. SHORT-TERM DEBT

     WGL Holdings and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. We maintain revolving credit agreements to support our outstanding commercial paper and to permit short-term borrowing flexibility. Our policy is to maintain bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. The following is a summary of our committed credit available at June 30, 2011 and September 30, 2010.

Committed Credit Available (In millions)
As of June 30, 2011	WGL Holdings	Washington Gas	Total Consolidated

Committed credit agreements

Unsecured revolving credit facility, expires August 3, 2012 (a)	$400.0	$300.0	$700.0
Less: Commercial Paper	(13.0)	—	(13.0)

Net committed credit available	$387.0	$300.0	$687.0

As of September 30, 2010	WGL Holdings	Washington Gas	Total Consolidated

Committed credit agreements

Unsecured revolving credit facility, expires August 3, 2012 (a)	$400.0	$300.0	$700.0
Less: Commercial Paper	(57.0)	(43.4)	(100.4)

Net committed credit available	$343.0	$256.6	$599.6

(a)Both WGL Holdings and Washington Gas have the right to request extensions with the banks’ approval. WGL Holdings’ revolving credit facility permits it to borrow an additional $50 million, with the banks’ approval, for a total of $450 million. Washington Gas’ revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $400 million.
     At June 30, 2011 and September 30, 2010, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper supported by revolving credit facilities of $13.0 million and $100.4 million, respectively, at a weighted average interest rate of 0.20% and 0.31%, respectively. As of June 30, 2011 and September 30, 2010, there were no outstanding bank loans from WGL Holdings’ or Washington Gas’ revolving credit facilities.
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
     At June 30, 2011, Washington Gas had the capacity, under a shelf registration to issue up to $375.0 million of additional MTNs. At June 30, 2011 and September 30, 2010, outstanding MTNs and private placement notes were $660.0 million and $615.0 million, respectively. At June 30, 2011 and September 30, 2010, the weighted average interest rate on all MTNs and private placement notes was 5.91% and 6.04%, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 5. COMMON SHAREHOLDERS’ EQUITY

     The tables below reflect the changes in “Common shareholders’ equity” for WGL Holdings and Washington Gas for the nine months ended June 30, 2011.

WGL Holdings, Inc.
Components of Common Shareholders’ Equity

				Accumulated Other
	Common Stock	Paid-In	Retained	Comprehensive
(In thousands)	Amount	Capital	Earnings	Loss, Net of Taxes	Total

Balance at September 30, 2010	$543,121	$8,889	$609,956	$(8,571)	$1,153,395
Net income applicable to common stock	-	-	147,612	-	147,612
Post-retirement benefits adjustment, net of taxes	-	-	-	421	421

Comprehensive income					148,033
Stock-based compensation	11,675	(1,902)	-	-	9,773
Dividends declared:
Common Stock	-	-	(59,025)	-	(59,025)

Balance at June 30, 2011	$554,796	$6,987	$698,543	$(8,150)	$1,252,176

Washington Gas Light Company
Components of Common Shareholder’s Equity

				Accumulated Other
	Common Stock	Paid-In	Retained	Comprehensive
(In thousands)	Amount	Capital	Earnings	Loss, Net of Taxes	Total

Balance at September 30, 2010	$46,479	$470,825	$486,143	$(8,571)	$994,876
Net income	-	-	107,943	-	107,943
Post-retirement benefits adjustment, net of taxes	-	-	-	421	421

Comprehensive income					108,364
Stock-based compensation	-	1,499	-	-	1,499
Dividends declared:
Common Stock	-	-	(54,805)	-	(54,805)
Preferred Stock	-	-	(990)	-	(990)

Balance at June 30, 2011	$46,479	$472,324	$538,291	$(8,150)	$1,048,944

     WGL Holdings had 51,292,838 and 50,974,992 shares issued of common stock at June 30, 2011 and September 30, 2010, respectively. Washington Gas had 46,479,536 shares issued of common stock at both June 30, 2011 and September 30, 2010.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 6. COMPREHENSIVE INCOME

     The tables below reflect the components of comprehensive income (loss) for the three and nine months ended June 30, 2011 and 2010 for WGL Holdings and Washington Gas. Items that are excluded from net income (loss) and charged directly to common shareholders’ equity are recorded in other comprehensive income (loss), net of taxes. The amount of accumulated other comprehensive income (loss), net of taxes is included in common shareholders’ equity (refer to Note 5—Common Shareholders’ Equity).

WGL Holdings, Inc.
Components of Comprehensive Income

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010

Net income applicable to common stock	$2,952	$9,681	$147,612	$136,028
Other comprehensive income, net of taxes (a)	146	777	421	608

Comprehensive income	$3,098	$10,458	$148,033	$136,636

(a) Amounts relate to post-retirement benefits.

Washington Gas Light Company
Components of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010

Net income (loss)	$(3,837)	$(10,357)	$107,943	$121,599
Other comprehensive income, net of taxes (a)	146	777	421	608

Comprehensive income (loss)	$(3,691)	$(9,580)	$108,364	$122,207

(a) Amounts relate to post-retirement benefits.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 7. EARNINGS PER SHARE

     Basic EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive and the issuance of common shares pursuant to our dividend reinvestment plan. The following table reflects the computation of our basic and diluted EPS for WGL Holdings for the three and nine months ended June 30, 2011 and 2010.
Basic and Diluted EPS

	Net Income
	Applicable to		Per Share
(In thousands, except per share data)	Common Stock	Shares	Amount

Three Months Ended June 30, 2011
Basic EPS	$2,952	51,243	$0.06

Stock-based compensation plans	-	71

Diluted EPS	$2,952	51,314	$0.06

Three Months Ended June 30, 2010
Basic EPS	$9,681	50,664	$0.19

Stock-based compensation plans	-	254

Diluted EPS	$9,681	50,918	$0.19

Nine Months Ended June 30, 2011
Basic EPS	$147,612	51,153	$2.89

Stock-based compensation plans	-	82

Diluted EPS	$147,612	51,235	$2.88

Nine Months Ended June 30, 2010
Basic EPS	$136,028	50,422	$2.70

Stock-based compensation plans	-	216

Diluted EPS	$136,028	50,638	$2.69

     There were no anti-dilutive shares for the three or nine months ended June 30, 2011 or 2010.
NOTE 8. INCOME TAXES

     As of June 30, 2011, our uncertain tax positions were approximately $27.0 million primarily due to our change in tax accounting for repair deductions taken on our tax return filed in June of 2010. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to Washington Gas’ uncertain tax positions will significantly increase or decrease in the next 12 months due to the on-going audit of Washington Gas by the IRS with respect to the tax year related to its change in accounting method for repairs. At this time an estimate of the range of reasonably possible outcomes cannot be determined.
     Under the provision of ASC Topic 740, Income Taxes, Washington Gas recognizes any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. During the three and nine months ended June 30, 2011, we accrued an additional $166,000 and $567,000, respectively, in expense for interest on uncertain tax positions. We had $210,000 of interest related to uncertain tax positions accrued as of September 30, 2010.

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
     All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas”. Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended June 30, 2011 and 2010 were gains of $3.9 million and $1.1 million, respectively, including unrealized gains of $4.8 million and $1.3 million, respectively. Total net margins for the nine months ended June 30, 2011 and 2010 were gains of $5.0 million and $22.9 million, respectively, including unrealized losses of $9.6 million and unrealized gains of $13.5 million, respectively.
     Managing Price Risk. To manage price risk associated with acquiring natural gas supply for utility customers, Washington Gas enters into forward contracts, option contracts, financial swap contracts and other contracts, as authorized by its regulators. These instruments are accounted for as derivative instruments. Any gains and losses associated with these derivatives are recorded as regulatory liabilities or assets, respectively, to reflect the rate treatment for these economic hedging activities.
     Managing Interest-Rate Risk. Washington Gas utilizes derivative instruments from time to time in order to minimize the risk of interest-rate volatility associated with planned issuances of debt securities. Any gains and losses associated with these types of derivatives are recorded as regulatory liabilities or assets, respectively, and amortized in accordance with regulatory requirements, which is typically over the life of the newly issued debt.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Non-Utility Operations
     WGEServices enters into certain derivative contracts as part of managing the price risk associated with the sale and purchase of natural gas and electricity to its retail customers. CEV enters into derivative contracts for the purpose of optimizing its storage and transportation capacity as well as managing the transportation and storage assets on behalf of third parties. Derivative instruments are recorded at fair value on our consolidated balance sheets. Neither WGEServices nor CEV designate these derivatives as hedges under ASC Topic 815; therefore, changes in the fair value of these derivative instruments are reflected in the earnings of our non-utility operations. These derivatives may cause significant period-to-period volatility in earnings; however, this volatility will not change the operating margins that WGEServices and CEV will ultimately realize from the sales to their customers or counterparties.
     Consolidated Operations
     Reflected in the tables below is information for WGL Holdings as well as Washington Gas. The information for WGL Holdings includes derivative instruments for both utility and non-utility operations.
     At June 30, 2011 and September 30, 2010, respectively, the absolute notional amounts of our derivatives are as follows:

Absolute Notional Amounts
of Open Positions on Derivative instruments
(In millions)	Notional Amounts
June 30, 2011
Derivative transactions	WGL Holdings	Washington Gas

Natural Gas(in therms)
Asset Optimization	1,438.1	1,119.1
Retail sales	2.9	—
Other risk-management activities	619.3	412.8
Electricity (in kWhs)
Retail sales	686.1	—
Other risk-management activities	21,011.6	—

Absolute Notional Amounts
of Open Positions on Derivative instruments
(In millions)	Notional Amounts
As of September 30, 2010
Derivative transactions	WGL Holdings	Washington Gas

Natural Gas(in therms)
Asset Optimization	1,271.1	1,271.1
Retail sales	5.0	—
Other risk-management activities	316.8	123.2
Electricity (in kWhs)
Retail sales	1,417.0	—
Other risk-management activities	13,278.0	—
Interest Rate Swap(notional amount in millions)	$75.0	$75.0

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     The following tables present the balance sheet classification for all derivative instruments as of June 30, 2011 and September 30, 2010.

WGL Holdings, Inc.
Balance Sheet Classification of Derivative Instruments
(In millions)
As of June 30, 2011
	Derivative	Derivative	Netting of
Balance sheet location	Assets	Liabilities	Collateral	Total

Current assets — Derivatives and other	$27.6	$(10.5)	$0.1	$17.2
Deferred charges and Other assets — Derivatives and other	45.3	(29.5)	—	15.8
Accounts payable and other accrued liabilities	1.7	(0.2)	—	1.5
Current liabilities — Derivatives and other	10.2	(32.4)	(1.9)	(24.1)
Deferred credits — Derivatives and other	4.7	(22.6)	2.2	(15.7)

Total	$89.5	$(95.2)	$0.4	$(5.3)

As of September 30, 2010

Current assets — Derivatives and other	$22.7	$(5.4)	$—	$17.3
Deferred charges and Other assets — Derivatives and other	85.1	(51.9)	—	33.2
Current liabilities — Derivatives and other(*)	12.2	(67.5)	1.3	(54.0)
Deferred credits — Derivatives and other	0.9	(30.2)	3.3	(26.0)

Total	$120.9	$(155.0)	$4.6	$(29.5)

(*) includes interest rate swaps of ($11.6) million

Washington Gas Light Company
Balance Sheet Classification of Derivative Instruments
(In millions)
As of June 30, 2011
	Derivative	Derivative	Netting of
Balance sheet location	Assets	Liabilities	Collateral	Total

Current assets — Derivatives and other	$6.5	$(3.6)	$—	$2.9
Deferred charges and Other assets — Derivatives and other	39.6	(28.5)	—	11.1
Current liabilities — Derivatives and other	8.5	(13.3)	—	(4.8)
Deferred credits — Derivatives and other	3.8	(12.1)	—	(8.3)

Total	$58.4	$(57.5)	$—	$0.9

As of September 30, 2010

Current assets — Derivatives and other	$12.4	$(5.4)	$—	$7.0
Deferred charges and Other assets — Derivatives and other	74.1	(51.9)	—	22.2
Current liabilities — Derivatives and other(*)	7.2	(23.7)	—	(16.5)
Deferred credits — Derivatives and other	0.2	(0.5)	—	(0.3)

Total	$93.9	$(81.5)	$—	$12.4

(*) includes interest rate swaps of ($11.6) million

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     The following tables present all gains and losses associated with derivative instruments for the three and nine months ended June 30, 2011 and 2010.

Gains and (Losses) on Derivative Instruments
			Washington Gas
(In millions)	WGL Holdings, Inc.		Light Company
Three Months Ended June 30,	2011	2010	2011	2010

Recorded to income
Operating revenues — non-utility	$(3.6)	$(14.1)	$—	$—
Utility cost of gas	2.2	0.5	2.2	0.5
Non-utility cost of energy-related sales	3.1	29.6	—	—
Recorded to regulatory assets/liabilities
Gas costs	1.6	0.8	1.6	0.8
Other	—	(6.2)	—	(6.2)

Total	$3.3	$10.6	$3.8	$(4.9)

Gains and (Losses) on Derivative Instruments
			Washington Gas
(In millions)	WGL Holdings, Inc.		Light Company
Nine Months Ended June 30,	2011	2010	2011	2010

Recorded to income
Operating revenues — non-utility	$(11.2)	$4.1	$—	$—
Utility cost of gas	(8.7)	19.6	(8.7)	19.6
Non-utility cost of energy-related sales	30.8	(19.8)	—	—
Recorded to regulatory assets/liabilities
Gas costs	(19.3)	8.7	(19.3)	8.7
Other	6.2	(6.0)	6.2	(6.0)

Total	$(2.2)	$6.6	$(21.8)	$22.3

Collateral
     In accordance with ASC 815, WGL Holdings offsets the fair value of derivative instruments against the right to reclaim or obligation to return collateral for derivative instruments executed under the same master netting arrangement. At June 30, 2011, Washington Gas, WGEServices and CEV had $26.5 million, $11.4 million and $16.7 million, respectively, of collateral on deposit at counterparties that was not offset against open and settled derivative contracts. In addition, at June 30, 2011, Washington Gas recognized $7.7 million that represents an obligation to return cash collateral that was not offset against open and settled derivative contracts. At September 30, 2010, WGEServices had $36.0 million of collateral on deposit at counterparties that was not offset against open and settled derivative contracts. All of the collateral deposited by Washington Gas and CEV was offset against open and settled derivative contracts at September 30, 2010. Any collateral posted that is not offset against open and settled derivative contracts is included in “Other prepayments” in the accompanying balance sheet. Collateral received and not offset against open and settled derivative contracts is included in “Customer deposits and advance payments” in the accompanying balance sheet.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Certain of Washington Gas’ derivative instruments contain contract provisions that would require collateral to be posted if the credit rating of Washington Gas’ debt falls below certain levels. Similarly, certain of WGEServices and CEV derivative instruments contain contract provisions that require collateral to be posted if the credit rating of WGL Holdings falls below certain levels or if counterparties exposure to WGEServices and CEV exceeds a certain level. Due to counterparty exposure levels, at June 30, 2011, WGEServices had posted $0.1 million of collateral related to its derivative liabilities that contained credit-related contingent features. Washington Gas and CEV were not required to post any collateral at June 30, 2011 for derivative instruments with credit related contingent features. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required to be posted related to the net fair value of our derivative instruments if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on June 30, 2011 and September 30, 2010, respectively.

Potential Collateral Requirements for Derivative Liabilities
with Credit-risk-Contingent Features
(In millions)	WGL Holdings	Washington Gas

As of June 30, 2011

Derivative liabilities with credit-risk-contingent features	$67.3	$41.4
Maximum potential collateral requirements	22.5	0.6

As of September 30, 2010	WGL Holdings	Washington Gas

Derivative liabilities with credit-risk-contingent features	$111.3	$54.6
Maximum potential collateral requirements	67.5	12.3

     Neither Washington Gas, WGEServices nor CEV enters into derivative contracts for speculative purposes.
     Concentration of Credit Risk
     Washington Gas, WGEServices and CEV are exposed to credit risk associated with agreements with wholesale counterparties that are accounted for as derivative instruments. We have credit policies in place that are designed to mitigate credit risk associated with wholesale counterparties through a requirement for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. For certain counterparties or their guarantors that meet this policy’s credit worthiness criteria, Washington Gas, WGEServices and CEV grant unsecured credit which is continuously monitored. Additionally, our agreements with wholesale counterparties contain netting provisions which allow the receivable exposure to be offset by outstanding payables for each counterparty. At June 30, 2011, two counterparties each represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $10.9 million; Non-Utility Operations had four counterparties, each representing over 10% of their combined credit exposure to wholesale counterparties for a total credit risk of $3.1 million.
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
     Gains and losses associated with Washington Gas’ weather-related instruments are recorded to “Operation and maintenance” expense. During the three months ended June 30, 2011 and 2010, Washington Gas recorded a pre-tax gain of $0.5 million and $0.2 million, respectively. During the nine months ended June 30, 2011 and 2010, Washington Gas recorded a pre-tax loss of $2.1 million and a pre-tax gain of $1.3 million, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Non-Utility Operations
     WGEServices utilizes weather-related derivatives for managing the financial effects of weather risks. These derivatives cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts provide for payment to WGEServices of a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. For the three and nine months ended June 30, 2011, WGEServices recorded pre-tax losses of $1.7 million and $5.9 million, respectively.
For the three and nine months ended June 30, 2010, WGEServices recorded pre-tax losses of $1.2 million and $2.3 million, respectively, related to these derivatives.
NOTE 10. FAIR VALUE MEASUREMENTS

     We measure the fair value of our financial assets and liabilities in accordance with ASC Topic 820. These financial assets and liabilities primarily consist of (i) derivatives recorded on our balance sheet under ASC Topic 815, (ii) weather derivatives for which we receive a net option premium payment or elect the fair value option and (iii) long-term debt outstanding that is required to be disclosed at fair value. Under ASC Topic 820, fair value is defined as the exit price, representing the amount that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To value our financial instruments, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about credit risk (both our own credit risk and the counterparty’s credit risk) and the risks inherent in the inputs to our valuation technique, the income approach.
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
     Level 1. Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. Level 1 assets and liabilities primarily include exchange traded derivatives and securities. At June 30, 2011, we do not have any financial assets or liabilities in this category.
     Level 2. Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs that are corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions including: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At June 30, 2011, Level 2 financial assets and liabilities included non-exchange traded energy-related derivatives such as financial swaps and options and physical forward contracts for deliveries at active market locations, as well as Washington Gas’ weather derivatives.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     Level 3. Level 3 of the fair value hierarchy consists of assets or liabilities that are valued using significant unobservable inputs at the reporting date. These unobservable assumptions reflect our assumptions about estimates that market participants would use in pricing the asset or liability, including historical volatility and pricing data when delivery is to inactive market locations. These inputs may be used with industry standard valuation methodologies that result in our best estimate of fair value for the assets or liabilities at the reporting date. At June 30, 2011, derivative assets and liabilities in this category included: (i) physical contracts valued with significant basis adjustments to observable market data when delivery is to inactive market locations; (ii) long-dated positions where observable pricing is not available over the life of the contract; (iii) contracts valued using historical volatility assumptions and (iv) valuations using indicative broker quotes for inactive market locations.
     The following tables set forth financial instruments recorded at fair value as of June 30, 2011 and September 30, 2010. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

WGL Holdings, Inc.
Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total

At June 30, 2011

Assets
Natural gas related derivatives	$-	$33.2	$30.9	$64.1
Electricity related derivatives	-	1.5	23.9	25.4

Total Assets	$-	$34.7	$54.8	$89.5

Liabilities
Natural gas related derivatives	$-	$(25.6)	$(39.9)	$(65.5)
Electricity related derivatives	-	(3.5)	(26.2)	(29.7)
Weather derivatives	-	(2.5)	-	(2.5)

Total Liabilities	$-	$(31.6)	$(66.1)	$(97.7)

At September 30, 2010

Assets
Natural gas related derivatives	$-	$39.1	$57.2	$96.3
Electricity related derivatives	-	-	24.6	24.6
Weather derivative	-	-	1.6	1.6

Total Assets	$-	$39.1	$83.4	$122.5

Liabilities
Natural gas related derivatives	$-	$(42.1)	$(45.3)	$(87.4)
Electricity related derivatives	-	(10.4)	(45.6)	(56.0)
Interest rate swaps	-	(11.6)	-	(11.6)
Weather derivative	-	-	(2.1)	(2.1)

Total Liabilities	$-	$(64.1)	$(93.0)	$(157.1)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Light Company
Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total

At June 30, 2011

Assets
Natural gas related derivatives	$-	$29.5	$28.9	$58.4

Total Assets	$-	$29.5	$28.9	$58.4

Liabilities
Natural gas related derivatives	$-	$(19.6)	$(37.9)	$(57.5)
Weather derivatives	-	(2.5)	-	(2.5)

Total Liabilities	$-	$(22.1)	$(37.9)	$(60.0)

At September 30, 2010

Assets
Natural gas related derivatives	$-	$37.3	$56.6	$93.9
Weather derivative	-	-	1.6	1.6

Total Assets	$-	$37.3	$58.2	$95.5

Liabilities
Natural gas related derivatives	$-	$(29.0)	$(40.9)	$(69.9)
Interest rate swaps	-	(11.6)	-	(11.6)
Weather derivative	-	-	(2.1)	(2.1)

Total Liabilities	$-	$(40.6)	$(43.0)	$(83.6)

     The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the three and nine month periods ended June 30, 2011 and 2010, respectively.

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	WGL Holdings	Washington Gas

Three Months Ended June 30, 2011

Balance at April 1, 2011	$(27.1)	$(16.0)
Realized and unrealized gains (losses)
Recorded to income	12.7	1.4
Recorded to regulatory assets — gas costs	1.7	1.7
Transfers in and/or out of Level 3	3.1	3.1
Purchases and settlements, net	(1.7)	0.8

Balance at June 30, 2011	$(11.3)	$(9.0)

Three Months Ended June 30, 2010

Balance at April 1, 2010	$(17.6)	$11.6
Realized and unrealized gains (losses)
Recorded to income	11.5	1.9
Recorded to regulatory assets — gas costs	1.1	1.1
Transfers in and/or out of Level 3(a)	1.0	1.0
Purchases and settlements, net	5.4	1.0

Balance at June 30, 2010	$1.4	$16.6

(a)	Represents weather derivative.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	WGL Holdings	Washington Gas
Nine Months Ended June 30, 2011

Balance at October 1, 2010	$(9.6)	$15.2
Realized and unrealized gains (losses)
Recorded to income	4.6	(6.5)
Recorded to regulatory assets — gas costs	(13.2)	(13.2)
Transfers in and/or out of Level 3	(3.6)	(4.7)
Purchases and settlements, net	10.5	0.2

Balance at June 30, 2011	$(11.3)	$(9.0)

Nine Months Ended June 30, 2010

Balance at October 1, 2009	$(27.6)	$(6.3)
Realized and unrealized gains (losses)
Recorded to income	1.4	13.1
Recorded to regulatory assets — gas costs	8.0	8.0
Transfers in and/or out of Level 3(a)	(1.1)	(1.1)
Purchases and settlements, net	20.7	2.9

Balance at June 30, 2010	$1.4	$16.6

(a)	Represents weather derivative.
     Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the fair value hierarchy at the fair value as of the beginning of the reporting period. For WGL Holdings, during both the three and nine month periods ended June 30, 2011, $3.1 million of net derivative liabilities and $3.6 million of net derivative assets were transferred from Level 3 to Level 2 in the fair value hierarchy, respectively. These transfers reflected an increase in observable market inputs used to value natural gas related derivatives for Washington Gas and CEV, as well as Washington Gas’ weather derivatives.
     The tables below set forth the line items on the Statements of Income of the amounts recorded to income for the three and nine months ended June 30, 2011, and 2010 related to fair value measurements using significant Level 3 inputs.
WGL Holdings, Inc.
Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In millions)	2011	2010	2011	2010

Operating revenues — non-utility	$(3.8)	$(14.1)	$(12.3)	$4.1
Utility cost of gas	1.4	1.9	(3.7)	12.1
Non-utility cost of energy-related sales	15.1	23.7	23.4	(15.8)
Operation and maintenance expense	—	—	(2.8)	1.0

Total	$12.7	$11.5	$4.6	$1.4

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Washington Gas Light Company
Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In millions)	2011	2010	2011	2010

Utility cost of gas	$1.4	$1.9	$(3.7)	$12.1
Operation and maintenance expense	—	—	(2.8)	1.0

Total	$1.4	$1.9	$(6.5)	$13.1

     Unrealized gains (losses) for the three and nine months ended June 30, 2011 and 2010 attributable to financial instruments measured using significant Level 3 inputs at June 30, 2011 and 2010, respectively, were recorded as follows:
WGL Holdings, Inc.
Unrealized Gains (Losses) Recorded for Level 3 Measurements

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In millions)	2011	2010	2011	2010

Recorded to income
Operating revenues — non-utility	$1.8	$(5.1)	$2.8	$16.1
Utility cost of gas	1.2	1.8	(1.6)	12.3
Non-utility cost of energy-related sales	5.4	11.9	9.5	(13.6)
Operation and maintenance expense	—	—	—	1.0
Recorded to regulatory assets — gas costs	1.7	2.3	(12.5)	9.2

Total	$10.1	$10.9	$(1.8)	$25.0

Washington Gas Light Company
Unrealized Gains (Losses) Recorded for Level 3 Measurements

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In millions)	2011	2010	2011	2010

Recorded to income
Utility cost of gas	$1.2	$1.8	$(1.6)	$12.3
Recorded to regulatory assets — gas costs	1.7	2.3	(12.5)	9.2

Total	$2.9	$4.1	$(14.1)	$21.5

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     The following table presents the carrying amount and estimated fair value of our long-term debt at June 30, 2011 and September 30, 2010, respectively. The carrying amount of any other financial instruments in current assets and current liabilities approximates fair value because of the short-term maturity of these instruments, and therefore are not shown in the table below.
Fair Value of Financial Instruments

	June 30, 2011
(In millions)	Carrying Amount	Fair Value

Long-term debt (a)	$587.3	$663.7

	September 30, 2010
	Carrying Amount	Fair Value

Long-term debt (a)	$592.9	$716.5

(a)	Excludes current maturities and unamortized discounts.
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
     The same accounting policies applied in preparing our consolidated financial statements, as discussed in Note 1—Accounting Policies also apply to the reported segments. While net income or loss applicable to common stock is the primary criterion for measuring a segment’s performance, we also evaluate our operating segments based on other relevant factors, such as penetration into their respective markets and return on equity. The following tables present operating segment information for the three and nine months ended June 30, 2011 and 2010.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Operating Segment Financial Information

		Non-Utility Operations
		Retail	Design-Build Energy
(In thousands)	Regulated Utility	Energy-Marketing	Systems	Other Activities	Eliminations	Consolidated

Three Months Ended June 30, 2011

Operating Revenues (a)	$181,497	$304,806	$7,492	$(482)	$(3,032)	$490,281
Operating Expenses:
Cost of energy-related sales	63,805	275,246	6,572	—	(3,032)	342,591
Operation	53,398	12,985	908	1,509	—	68,800
Maintenance	11,976	—	—	—	—	11,976
Depreciation and amortization	22,580	228	16	9	—	22,833
General taxes and other assessments:
Revenue taxes	13,950	1,492	—	—	—	15,442
Other	12,485	848	42	23	—	13,398

Total Operating Expenses	178,194	290,799	7,538	1,541	(3,032)	475,040

Operating Income (Loss)	3,303	14,007	(46)	(2,023)	—	15,241
Other Income (Expenses)-Net	639	25	5	(204)	16	481
Interest Expense	10,206	—	—	10	16	10,232
Income Tax Expense (Benefit)	(2,663)	5,645	(15)	(759)	—	2,208
Dividends on Washington Gas preferred stock	330	—	—	—	—	330

Net Income (Loss) Applicable to Common Stock	$(3,931)	$8,387	$(26)	$(1,478)	$—	$2,952

Total Assets	$3,411,399	$302,606	$18,628	$153,642	$(89,598)	$3,796,677

Capital Expenditures/Investments	$42,760	$10,443	$3	$4,122	$—	$57,328

Three Months Ended June 30, 2010

Operating Revenues (a)	$172,544	$286,199	$5,028	$67	$(4,165)	$459,673

Operating Expenses:
Cost of energy-related sales	64,166	239,667	4,201	115	(4,165)	303,984
Operation	55,890	10,196	902	844	—	67,832
Maintenance	11,230	—	—	—	—	11,230
Depreciation and amortization	23,405	209	20	—	—	23,634
General taxes and other assessments:
Revenue taxes	12,510	761	—	—	—	13,271
Other	11,701	734	39	7	—	12,481

Total Operating Expenses	178,902	251,567	5,162	966	(4,165)	432,432

Operating Income (Loss)	(6,358)	34,632	(134)	(899)	—	27,241
Other Income (Expenses)-Net	149	21	7	131	(28)	280
Interest Expense	9,984	22	—	22	(28)	10,000
Income Tax Expense (Benefit)	(6,047)	13,888	(50)	(281)	—	7,510
Dividends on Washington Gas preferred stock	330	—	—	—	—	330

Net Income (Loss) Applicable to Common Stock	$(10,476)	$20,743	$(77)	$(509)	$—	$9,681

Total Assets	$3,133,173	$296,150	$17,304	$46,975	$(65,293)	$3,428,309

Capital Expenditures/Investments	$26,586	$185	$20	$14	$—	$26,805

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

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
Operating Segment Financial Information

		Non-Utility Operations
		Retail	Design-Build Energy
(In thousands)	Regulated Utility	Energy-Marketing	Systems	Other Activities	Eliminations	Consolidated

Nine Months Ended June 30, 2011

Operating Revenues (a)	$1,169,597	$1,131,937	$22,222	$161	$(20,541)	$2,303,376

Operating Expenses:
Cost of energy-related sales	576,504	1,014,060	18,876	—	(20,541)	1,588,899
Operation	166,647	38,458	2,905	3,637	—	211,647
Maintenance	34,228	—	—	—	—	34,228
Depreciation and amortization	67,414	650	51	9	—	68,124
General taxes and other assessments:
Revenue taxes	74,210	3,985	—	—	—	78,195
Other	42,008	3,131	137	44	—	45,320

Total Operating Expenses	961,011	1,060,284	21,969	3,690	(20,541)	2,026,413

Operating Income (Loss)	208,586	71,653	253	(3,529)	—	276,963
Other Income (Expenses)-Net	900	48	14	(828)	(85)	49
Interest Expense	30,448	83	—	104	(85)	30,550
Income Tax Expense (Benefit)	70,452	28,830	105	(1,527)	—	97,860
Dividends on Washington Gas preferred stock	990	—	—	—	—	990

Net Income (Loss) Applicable to Common Stock	$107,596	$42,788	$162	$(2,934)	$—	$147,612

Total Assets	$3,411,399	$302,606	$18,628	$153,642	$(89,598)	$3,796,677

Capital Expenditures/Investments	$112,974	$15,202	$14	$10,574	$—	$138,764

Nine Months Ended June 30, 2010

Operating Revenues (a)	$1,190,703	$1,060,327	$12,806	$65	$(20,167)	$2,243,734

Operating Expenses:
Cost of energy-related sales	596,367	998,110	10,746	115	(20,167)	1,585,171
Operation	163,018	28,884	2,550	2,698	—	197,150
Maintenance	33,700	—	—	—	—	33,700
Depreciation and amortization	71,399	588	45	—	—	72,032
General taxes and other assessments:
Revenue taxes	54,247	2,077	—	—	—	56,324
Other	41,163	2,548	123	21	—	43,855

Total Operating Expenses	959,894	1,032,207	13,464	2,834	(20,167)	1,988,232

Operating Income (Loss)	230,809	28,120	(658)	(2,769)	—	255,502
Other Income (Expenses)-Net	832	58	33	380	(159)	1,144
Interest Expense	29,821	151	—	146	(159)	29,959
Income Tax Expense (Benefit)	79,604	11,214	(245)	(904)	—	89,669
Dividends on Washington Gas preferred stock	990	—	—	—	—	990

Net Income (Loss) Applicable to Common Stock	$121,226	$16,813	$(380)	$(1,631)	$—	$136,028

Total Assets	$3,133,173	$296,150	$17,304	$46,975	$(65,293)	$3,428,309

Capital Expenditures/Investments	$81,533	$2,802	$124	$14	$—	$84,473

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
     In connection with billing for unregulated third party marketers and other miscellaneous billing processes, Washington Gas collects cash on behalf of affiliates and transfers the cash as quickly as reasonably possible. Cash collected by Washington Gas on behalf of its affiliates but not yet transferred is recorded in “Payables to associated companies” on Washington Gas’ balance sheets. These transactions recorded by Washington Gas impact the balance sheet only.
     At June 30, 2011 and September 30, 2010, the Washington Gas balance sheets reflected receivables from associated companies of $0.3 million and $1.9 million, respectively. At June 30, 2011 and September 30, 2010, the Washington Gas balance sheets reflected payables to associated companies of $17.5 million and $9.2 million, respectively, related to the activities described above.
     Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGEServices. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services and the related sales and purchases of natural gas, Washington Gas charged WGEServices, an affiliated energy marketer, $3.0 million and $4.2 million for the three months ended June 30, 2011 and 2010, respectively. In the nine months ended June 30, 2011 and 2010, the charges were $20.5 million and $20.2 million, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.
     As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. At June 30, 2011 and September 30, 2010, WGEServices recognized an accounts receivable from Washington Gas in the amount of $1.2 million and $2.3 million, respectively, related to an imbalance in gas volumes. Due to regulatory requirements, these receivables are not eliminated in the consolidated financial statements of WGL Holdings.
     On June 29, 2011, Washington Gas implemented a Purchase of Receivables (POR) program as approved by the PSC of MD, whereby it purchases receivables from participating energy marketers at approved discount rates. In addition, WGEServices participates in POR programs with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. For both the three and nine months ended June 30, 2011, Washington Gas purchased $0.4 million of receivables from WGEServices.
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
     The Office of the Staff of the PSC of MD (MD Staff) and the Maryland Office of the People’s Counsel (MD OPC) are challenging a portion of Washington Gas’ Purchased Gas Charges (PGC) for the twelve month period ended August 31,2009 averring that Washington Gas did not have authority under its tariff to satisfy in cash its obligation (cash-out) for over-deliveries by suppliers over the 12-months ended March 2009 and also asserting that Washington Gas used an “excessive price” as the cash-out price. The MD Staff recommended that a second phase to the proceeding be initiated to investigate these assertions. Washington Gas has objected to both of these assertions. Discovery and testimony were filed in the case, and a hearing was held on March 25, 2010. The MD OPC has taken a position that $2.1 million of gas costs related to the purchase of competitive service provider (CSP) inventory included in the PGC should be disallowed. Briefs were filed April 30, 2010, and reply briefs were filed May 21, 2010. A proposed order was issued by the Hearing Examiner on August 25, 2010, finding that under the tariff, Washington Gas should have resolved supplier over-deliveries during the review period by adjusting future delivery volumes by suppliers, rather than by cash-out. The proposed order directed Washington Gas to refund to customers the excess costs paid to suppliers as a result of the cash-out of supplier over-deliveries. The proposed order also directed Washington Gas to present an “exact calculation” of the excess amount paid to suppliers in accordance with the methodology proposed by the MD OPC. The MD OPC had estimated the amount of the excess costs to Maryland ratepayers to be approximately $2.1 million. The proposed order directs Washington Gas to credit $2.1 million to the actual cost adjustment as recommended by the MD OPC. The MD Staff and Washington Gas filed notices of appeal of the proposed order on September 23 and 24, 2010, respectively, and memorandums on appeal on October 1 and 4, 2010, respectively. A decision from the PSC of MD is pending.
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
     Review of Washington Gas’ 2009 — 2013 Gas Portfolio Plan. On March 19, 2009, the PSC of MD docketed a proceeding to review Washington Gas’ 2009 — 2013 Gas Portfolio Plan, specifically noting Washington Gas’ plans to build an on-system peaking facility on the grounds of the decommissioned Chillum gas storage holders in Chillum, Maryland. Refer to the section entitled "Chillum LNG Facility” in Management’s Discussion for further discussion of this matter. Upon consideration of a motion to combine review of Washington Gas’ Gas Portfolio Plans, on January 6, 2010, the PSC of MD consolidated this proceeding with Washington Gas’ 2010 — 2014 Gas Portfolio Plan, which was filed on November 17, 2009. Washington Gas announced on May 6, 2010, that it projected a new in-service date for the on-system peaking facility, the 2015-2016 winter heating season. As a result, the hearing examiner ruled that the facility is not subject to review as part of the Gas Portfolio Plans being considered in the current proceeding, which had a term from 2010 — 2014. The hearing examiner subsequently approved Washington Gas’ portfolio plan, including the reserve margins reflected in Washington Gas’ energy acquisition planning. Initial briefs were filed on August 13, 2010 and reply briefs were filed on September 17, 2010. On October 27, 2010, the hearing examiner issued a proposed order. The hearing examiner found:
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
     The proposed order became final on November 30, 2010 and it was not appealed by any party.
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
     Washington Gas has also included a request for approval of a rate adjustment mechanism to recover costs associated with the accelerated replacement of transmission and distribution pipe designed to enhance safety and system reliability. Washington Gas also proposes certain changes to its general service provisions which include the following areas: (i) payments; (ii) submetering; (iii) installation of service pipes and connections; (iv) economic evaluation of facilities extensions; (v) purchased gas charge and (vi) automatic payment plan. In addition, Washington Gas also proposed two new general service provisions pertaining to the balancing for natural gas-fired generating stations and the implementation of the accelerated pipe replacement plan rider. Washington Gas also seeks to increase its research and development funding through programs sponsored by the Gas Technology Institute.
     On April 18, 2011, Washington Gas received an order from the PSC of MD related to this rate filing suspending the proposed rates and charges and the proposed changes in the terms and conditions for gas service for an initial period of 150 days following the 30 day notice period, as permitted under the Code of Maryland. The case is currently in the discovery phase. Intervenors filed their initial testimony in July 2011. New rates are expected to go into effect in November 2011.
     Virginia Jurisdiction
     Conservation and Ratemaking Efficiency Plan (CARE). On September 29, 2009, Washington Gas filed with the Virginia State Corporation Commission (SCC of VA) an application which included a portfolio of conservation and energy efficiency programs, an associated cost recovery provision, and a decoupling mechanism which will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts. An evidentiary hearing in the proceeding was held on February 9, 2010. On March 26, 2010 the SCC of VA issued an Order approving a decoupling rate mechanism for residential customers and six residential energy efficiency programs and the cost recovery mechanism for those programs. Washington Gas filed compliance tariffs with the staff of the SCC of VA (VA Staff) on April 19, 2010 to implement the CARE Plan on May 1, 2010. Washington Gas began applying the decoupling mechanism in Virginia in its July billings for residential customers consistent with the SCC of VA’s approval. On July 22, 2010, Washington Gas filed an amendment to the CARE Plan to include small commercial and industrial customers in Virginia. The application included a portfolio of conservation and energy efficiency programs, an associated cost recovery provision and a decoupling mechanism that will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts. In accordance with the procedural schedule established for the proceeding, the VA Staff filed its report on September 13, 2010 and Washington Gas filed its response to the VA Staff report on September 24, 2010. On November 18, 2010, the SCC of VA issued an order that denied Washington Gas’ application. The SCC of VA found that Washington Gas’ current tariff and its underlying class cost of service and revenue apportionment studies do not segregate small versus large customers and that only small customers qualify under the CARE law. The SCC of VA stated that Washington Gas could amend the underlying tariff and studies in connection with its required February 1, 2011 base rate case filing. Such a tariff amendment was proposed in the filing made with the SCC of VA on January 31, 2011, and noted below.
     Steps to Advance Virginia’s Energy Plan (SAVE). On August 4, 2010 Washington Gas filed an application (and supplemental testimony on October 25, 2010) with the SCC of VA for approval of a SAVE Plan which included four gas utility infrastructure replacement programs and a SAVE rider to recover certain costs associated with the replacement programs. An evidentiary hearing was held on March 8, 2011. On April 21, 2011, the SCC of VA issued an Order approving Washington Gas’ proposed five year SAVE Plan encompassing a total of $116.5 million in expenditures for the four replacement programs for the period from June 2010 to December 31, 2014. The SCC of VA also approved a SAVE rider to recover the costs of the replacement programs, effective for bills rendered on or after May 1, 2011. The SCC of VA also established a schedule for Washington Gas’ SAVE rider filings for the approved SAVE Plan.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (continued)
Notes to Consolidated Financial Statements (Unaudited)
     New Base Rate Case
     On January 31, 2011, Washington Gas filed a request with the SCC of VA for a $29.6 million annual increase in revenues. The filing was made pursuant to the settlement agreement reached by the parties and approved by the SCC of VA in Washington Gas’ last base rate case, which resulted in a Performance-Based Rate (PBR) plan. The filing made in January 2011 did not request either renewal or modification of the PBR plan; rather, the filing was based on traditional cost of service regulation. New rates cannot go into effect until after October 1, 2011, per the settlement agreement referenced above.
     The $29.6 million revenue increase requested in this application included a proposed overall rate of return of 8.58% and a return on common equity of 10.5%, as compared to a return on common equity of 10.0% in Washington Gas’ last base rate proceeding. On May 12, 2011, Washington Gas filed a revised base rate increase request lowering the requested revenue increase from $29.6 million to $28.5 million as a result of new proposed depreciation rates.
     Washington Gas proposes to continue the Weather Normalization Adjustment, which was previously approved by the SCC of VA. Washington Gas also proposes a new sharing arrangement associated with its asset optimization program, and seeks to increase its research and development funding through programs sponsored by The Gas Technology Institute. In addition, the application includes various tariff revisions related to (i) payment processing, (ii) installation of service pipes and connections, (iii) economic evaluation of facilities extensions, (iv) Purchase Gas Charge, (v) automated payment plan, (vi) developmental natural gas vehicle service, (vii) balancing for natural gas-fired generating stations, and (viii) Rate Schedule Nos. 5, 5A and 6 pertaining to large non-residential customers.
     Hearings have been scheduled for November 16, 2011.
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
     Based on the results reflected in the annual information filing, Washington Gas has recorded a regulatory asset of approximately $0.5 million of previously expensed hexane costs and on June 23, 2010, filed an application with the SCC of VA requesting the authority to bill the cost of this hexane to customers in accordance with the provision of the Settlement Stipulation in the last rate proceeding. On July 22, 2010, the SCC of VA issued an Order for Notice and Comment in this proceeding. Washington Gas filed direct testimony on August 18, 2010 and the VA Staff issued its report on October 21, 2010. The VA Staff found that Washington Gas’ request to recover $0.5 million of hexane costs would not result in earnings exceeding Washington Gas’ 10.0% allowed rate of return on average common equity threshold and therefore Washington Gas should be allowed to bill the amounts. Washington Gas filed its response to the VA Staff’s report on November 4, 2010. On December 15, 2010, the SCC of VA issued an Order approving the Washington Gas proposed billing of the cost of hexane.

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
     On November 16, 2007, the PSC of MD issued a final order in a rate case, which established a phase-two proceeding to review Washington Gas’ request to implement a PBR plan and issues raised by the parties associated with Washington Gas’ BPO agreement. On September 4, 2008, a POHE was issued in this phase-two proceeding. Consistent with Washington Gas’ current accounting methodology, the proposed order approved 10-year amortization accounting for initial implementation costs related to Washington Gas’ BPO plan. At June 30, 2011 and September 30, 2010, Washington Gas had recorded a regulatory asset of $5.8 million and $6.4 million, respectively, net of amortization, related to initial implementation costs allocable to Maryland associated with our BPO plan. Washington Gas’ application seeking approval of a PBR plan was denied. Additionally, the proposed order (i) directs Washington Gas to obtain an independent management audit related to BPO issues raised in the phase-two proceeding and (ii) directs the initiation of a collaboration process in which Washington Gas is directed to engage in discussions with the MD Staff, the MD OPC and interested parties to develop appropriate customer service metrics and a periodic form for reporting results similar to the metrics filed by Washington Gas as part of the approved settlement in Virginia. Aspects of this proposed order were appealed by the parties in November 2008. A final decision by the PSC of MD is pending.
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
     NON-UTILITY OPERATIONS
     Construction Project Financing
     To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’ customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a note receivable representing its customers’ obligations to remit principal and interest and a long-term note payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the note receivable to the lender and removes both the note receivable and the long-term financing from its financial statements. As of June 30, 2011, work on these construction projects that was not completed or accepted by customers was valued at $4.2 million, which is recorded on the balance sheet as a note receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Once the project is accepted by the customer, the lender will have no recourse against Washington Gas related to this long-term debt. Construction projects are financed primarily for government agencies, which Washington Gas considers to have minimal credit risk. Based on this minimal risk assessment and previous collection experience, Washington Gas considers these receivables to be collectible and did not record a corresponding reserve for bad debt at June 30, 2011.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 1—Financial Statements (concluded)
Notes to Consolidated Financial Statements (Unaudited)
     Financial Guarantees
     WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At June 30, 2011, these guarantees totaled $558.1 million. WGL Holdings has also guaranteed certain purchase commitments of its CEV subsidiary. At June 30, 2011, these guarantees totaled $88.4 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from counterparties when required by our credit policy. WGL Holdings also issued guarantees totaling $3.0 million at June 30, 2011 on behalf of certain of our non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $649.5 million, $53.0 million is due to expire on October 31, 2011 and $36.0 million is due to expire on December 31, 2011. The remaining guarantees do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
NOTE 14. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

     The following tables show the components of net periodic benefit costs (income) recognized in our financial statements during the three and nine months ended June 30, 2011 and 2010:

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended June 30,
	2011		2010
	Pension	Health and	Pension	Health and
(In thousands)	Benefits	Life Benefits	Benefits	Life Benefits

Components of net periodic benefit costs (income)
Service cost	$3,033	$1,856	$2,438	$1,648
Interest cost	10,323	6,278	10,478	6,331
Expected return on plan assets	(11,136)	(4,638)	(11,419)	(4,605)
Amortization of prior service cost	268	(980)	262	(1,005)
Amortization of actuarial loss	3,670	2,809	1,050	2,196
Amortization of transition obligation	—	272	—	272
Partial Settlement of the Supplemental Executive Retirement Program	—	—	3,529	—

Net periodic benefit cost	6,158	5,597	6,338	4,837

Amount allocated to construction projects	(698)	(817)	(265)	(787)
Amount deferred as regulatory asset/liability — net	(1,783)	512	(1,308)	504
Other	—	—	6	—

Amount charged to expense	$3,677	$5,292	$4,771	$4,554

Components of Net Periodic Benefit Costs (Income)
	Nine Months Ended June 30,
	2011		2010
	Pension	Health and	Pension	Health and
(In thousands)	Benefits	Life Benefits	Benefits	Life Benefits

Components of net periodic benefit costs (income)
Service cost	$9,098	$5,568	$7,338	$4,944
Interest cost	30,969	18,833	31,814	18,993
Expected return on plan assets	(33,409)	(13,913)	(34,593)	(13,815)
Amortization of prior service cost	805	(2,941)	793	(3,016)
Amortization of actuarial loss	11,009	8,428	3,207	6,586
Amortization of transition obligation	—	815	—	815
Partial Settlement of the Supplemental Executive Retirement Program	—	—	3,529	—

Net periodic benefit cost	18,472	16,790	12,088	14,507

Amount allocated to construction projects	(2,211)	(2,607)	(789)	(2,314)
Amount deferred as regulatory asset/liability — net	(5,341)	1,535	(3,921)	1,513
Other	—	—	21	—

Amount charged to expense	$10,920	$15,718	$7,399	$13,706

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
     Management’s Discussion is divided into the following two major sections:
•	WGL Holdings—This section describes the financial condition and results of operations of WGL Holdings and its subsidiaries on a consolidated basis. It includes discussions of our regulated operations, including Washington Gas and Hampshire Gas Company (Hampshire), and our non-utility operations.

•	Washington Gas Light Company (Washington Gas)—This section describes the financial condition and results of operations of Washington Gas, a wholly owned subsidiary of WGL Holdings, which comprises the majority of the regulated utility segment.
     Both sections of Management’s Discussion—WGL Holdings and Washington Gas—are designed to provide an understanding of our operations and financial performance and should be read in conjunction with the respective company’s financial statements and the combined Notes to Consolidated Financial Statements in this quarterly report as well as our combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2010 (2010 Annual Report).
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
     The rates charged to utility customers are designed to recover Washington Gas’ operating expenses and natural gas commodity costs and to provide a return on its investment in the net assets used in its firm gas sales and delivery service. Washington Gas recovers the cost of the natural gas purchased to serve firm customers through the gas cost recovery mechanisms as approved in jurisdictional tariffs. Any difference between the firm customer gas costs incurred and the gas costs recovered from those firm customers is deferred on the balance sheet as an amount to be collected from or refunded to customers in future periods. Therefore, increases or decreases in the cost of gas associated with sales made to firm customers have no direct effect on Washington Gas’ net revenues and net income.

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
     Retail Energy-Marketing. The retail energy-marketing segment consists of the operations of Washington Gas Energy Services, Inc. (WGEServices), a wholly owned subsidiary of Washington Gas Resources, which is a wholly owned subsidiary of WGL Holdings. WGEServices competes with regulated utilities and other unregulated third party marketers to sell natural gas and/or electricity directly to residential, commercial and industrial customers in Maryland, Virginia, Delaware, Pennsylvania and the District of Columbia. WGEServices contracts for its supply needs and buys and resells natural gas and electricity with the objective of earning a profit through competitively priced contracts with end-users. These commodities are delivered to retail customers through the distribution systems owned by regulated utilities such as Washington Gas or other unaffiliated natural gas or electric utilities. WGEServices is also expanding its renewable energy and energy conservation product and service offerings. Other than its Solar Photovoltaic (Solar PV) facilities, WGEServices does not own or operate any natural gas or electric generation, production, transmission or distribution assets. Continued expansion may include the ownership of other renewable energy producing assets.
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
     Other Activities. Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other activities” and included as part of non-utility operations as presented below in the operating segment financial information. These activities include the operations of Capitol Energy Ventures Corp. (CEV), a non-utility wholesale energy company that engages in acquiring and optimizing natural gas storage and transportation assets and WGSW, Inc., a holding company formed to invest in Solar PV power generating facilities. Both CEV and WGSW, Inc. are wholly owned subsidiaries of Washington Gas Resources. Administrative costs associated with WGL Holdings and Washington Gas Resources are also included in “Other activities.”
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
     For a description of these critical accounting policies, refer to Management’s Discussion within the 2010 Annual Report. There were no new critical accounting policies identified for the nine month period ended June 30, 2011.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
WGL HOLDINGS, INC.
     RESULTS OF OPERATIONS — Three Months Ended June 30, 2011 vs. June 30, 2010
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
     Summary Results
     WGL Holdings reported net income applicable to common stock of $3.0 million, or $0.06 per share, for the three months ended June 30, 2011 compared to net income applicable to common stock of $9.7 million, or $0.19 per share, reported for the three months ended June 30, 2010.
     The comparison of results for the three month period ended June 30, 2011 compared to the same period of the prior fiscal year reflects lower net losses from the regulated utility segment more than offset by a decrease in earnings from non-utility operations. Our operations are seasonal and, accordingly, our operating results for the three months ended June 30, 2011, are not indicative of the results expected for the 12 months ending September 30, 2011.
     The following table summarizes our net income (loss) applicable to common stock by operating segment for the three months ended June 30, 2011 and 2010.

Net Income (Loss) by Operating Segment
	Three Months Ended
	June 30,		Increase/
(In millions)	2011	2010	(Decrease)

Regulated Utility	$(3.9)	$(10.5)	$6.6
Non-utility operations:
Retail Energy-Marketing	8.4	20.7	(12.3)
Design-Build Energy Systems	—	—	—
Other activities	(1.5)	(0.5)	(1.0)

Total non-utility	6.9	20.2	(13.3)

Net income applicable to common stock	$3.0	$9.7	$(6.7)

EARNINGS PER AVERAGE COMMON SHARE
Basic	$0.06	$0.19	$(0.13)
Diluted	$0.06	$0.19	$(0.13)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Regulated Utility Operating Results
     The following table summarizes the regulated utility segment’s operating results for the three months ended June 30, 2011 and 2010.

Regulated Utility Operating Results
	Three Months Ended
	June 30,		Increase/
(In millions)	2011	2010	(Decrease)

Utility net revenues:
Operating revenues	$181.5	$172.5	$9.0
Less: Cost of gas	63.8	64.2	(0.4)
Revenue taxes	14.0	12.5	1.5

Total utility net revenues	103.7	95.8	7.9
Operation and maintenance	65.4	67.1	(1.7)
Depreciation and amortization	22.6	23.4	(0.8)
General taxes and other assessments	12.4	11.7	0.7

Operating income (loss)	3.3	(6.4)	9.7
Interest expense	10.2	10.0	0.2
Other (income) expenses-net, including preferred stock dividends	(0.3)	0.1	(0.4)
Income tax benefit	(2.7)	(6.0)	3.3

Net loss applicable to common stock	$(3.9)	$(10.5)	$6.6

     The regulated utility segment’s net loss applicable to common stock was $3.9 million for the three months ended June 30, 2011, compared to a net loss of $10.5 million for the same three month period in 2010. The decrease in net losses from the prior period are primarily due to: (i) a $3.5 million increase in unrealized margins associated with our asset optimization program; (ii) a $1.9 million improvement relating to the impact of the reduction in Maryland depreciation rates effective on June 1, 2010, creating a favorable timing difference between the recognition and recovery of depreciation expense; (iii) a $1.8 million decrease in recurring Business Process Outsourcing (BPO) costs; (iv) $1.6 million in favorable effects of changes in natural gas consumption patterns and (v) a $0.8 million increase in revenues related to growth of more than 10,200 average active customer meters. Partially offsetting these favorable variances were: (i) $2.3 million in higher depreciation expense due to the growth in, and mix of, our investment in utility plant; (ii) a $0.8 million decrease in realized margins associated with our asset optimization program and (iii) a $0.7 million decrease in the recovery of storage gas inventory carrying costs reflecting lower average inventory values.
     Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between the three months ended June 30, 2011 and 2010.

Composition of Changes in Utility Net Revenues
Increase /
(In millions)	(Decrease)

Asset optimization:
Unrealized mark-to-market valuations	$3.5
Realized margins	(0.8)
Estimated change in natural gas consumption patterns	1.6
Customer growth	0.8
Estimated weather effects	0.7
Storage carrying costs	(0.7)
Impact of rate/depreciation cases	(1.0)
Other	3.8

Total	$7.9

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Asset optimization — We recorded net unrealized gains associated with our energy-related derivatives of $4.8 million and $1.3 million for the three months ended June 30, 2011 and 2010, respectively. When these derivatives settle, any unrealized amounts will ultimately be reversed, and Washington Gas will realize margins when combined with the related transactions these derivatives economically hedge. Pre-tax realized margins related to our asset optimization program were $0.8 million lower for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for a further discussion of our asset optimization program.
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
     Customer growth — Average active customer meters increased by more than 10,200 for the three months ended June 30, 2011 compared to the same quarter of the prior fiscal year.
     Estimated weather effects — Weather, when measured by HDDs, was 9.3% and 27.7% warmer than normal for the three months ended June 30, 2011 and 2010, respectively. Washington Gas has a weather protection strategy that is designed to neutralize the estimated financial effects of variations from normal weather on net income (refer to the section entitled “Weather Risk” for further discussion of our weather protection strategy). Washington Gas executed heating degree day derivative contracts to manage its exposure to variations from normal weather in the District of Columbia. Changes in the fair value of these derivatives are reflected in operation and maintenance expenses and offset the benefits reflected above. Including the effects of our weather protection strategy, there were no material effects on net income attributed to colder or warmer weather for the three months ended June 30, 2011 and 2010, respectively.
     Storage carrying costs — Each jurisdiction provides for the recovery of carrying costs based on the cost of capital in each jurisdiction, multiplied by the monthly average balance of storage gas inventory. The decrease in the three months ended June 30, 2011 is due to lower average storage gas inventory investment balances reflecting lower weighted average cost of gas in inventory compared to the prior period.
     Impact of depreciation rate cases — New rates reflecting a lower provision for depreciation expense were effective on June 1, 2010 as a result of an order issued by the Public Service Commission of Maryland (PSC of MD). This reduction is offset by lower depreciation expense.
     Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility for the three months ended June 30, 2011 compared to the same period in 2010.

Composition of Changes in Operation and Maintenance Expenses
Increase/
(in millions)	(Decrease)

Operations engineering and marketing	0.9
Uncollectible accounts	0.8
Weather derivative benefits:
Loss	0.7
Premium costs and fair value effects	(1.0)
Business Process Outsourcing	(1.8)
Employee benefits	(2.8)
Other operating expenses	1.5

Total	$(1.7)

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Operation engineering and marketing — The increase in operation engineering and marketing costs during the quarter ended June 30, 2011 compared to the same quarter of the prior year reflects higher labor costs due to an increase in the volume of projects.
     Uncollectible accounts — The increase from prior year is due to a higher accrual rate for uncollectible expense applied to higher revenues in fiscal year 2011.
     Weather derivative benefits — The effects of hedging variations from normal weather in the District of Columbia for the three months ended June 30, 2011 and 2010 are recorded to operation and maintenance expense. Washington Gas recorded a gain of $0.4 million and $1.1 million related to weather derivatives as a direct result of warmer than normal weather in the quarter ended June 30, 2011 and 2010, respectively. The benefits or losses of the weather-related instruments are offset by the effect of weather on utility net revenues. In addition, net premiums received related to the weather derivatives were lower due to market expectations of weather.
     Business process outsourcing — The decrease in BPO costs during the quarter ended June 30, 2011 compared to the same quarter of the prior year reflects a decrease in recurring service costs.
     Employee benefits — The decrease in employee benefits expense reflects a $3.5 million loss recognized for a partial settlement of the Supplemental Executive Retirement Program (SERP) that was included in 2010 that was not included in 2011. The remaining variance reflects higher employee benefit expense primarily due to changes in pension and retiree medical plan valuation assumptions.
     Depreciation and Amortization. The following table provides the key factors contributing to the changes in depreciation and amortization of the regulated utility for the three months ended June 30, 2011 compared to the same period in 2010.

Composition of Changes in Depreciation and Amortization
Increase/
(In millions)	(Decrease)

Property, plant and equipment additions	$2.3
New depreciation rates—Maryland	(2.9)
Retirement of plant assets	(0.2)

Total	$(0.8)

     New depreciation rates — Depreciation expense decreased as a result of lower depreciation rates effective June 1, 2010 as approved in an order issued by the PSC of MD. This reduction decreases revenues; however, there is a timing difference between expense and revenue recognition in the interim periods of a fiscal year. Refer to the section entitled “Rates and Regulatory Matters — Depreciation Study” in the Management’s Discussion section of our 2010 Annual Report for further discussion of depreciation matters. Partially offsetting the decrease in MD depreciation rates is an increase in depreciation expense in all jurisdictions related to the increase in, and changes in, the asset mix of our investment in utility plant.
Non-Utility Operating Results
     Our non-utility operations comprise two business segments: (i) retail energy-marketing and (ii) design-build energy systems. Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other activities” and included as part of non-utility operations. These activities include the operations of CEV and WGSW, Inc. Total net income from our non-utility operations was $6.9 million for the three months ended June 30, 2011, compared to net income of $20.2 million for the same three-month period of the prior fiscal year. This comparison primarily reflects lower earnings from our retail energy-marketing segment.
     Retail Energy-Marketing. The following table depicts the retail energy-marketing segment’s operating results along with selected statistical data.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail-Energy Marketing Financial and Statistical Data
	Three Months Ended
	June 30,		Increase /
	2011	2010	(Decrease)

Operating Results (In millions)
Gross margins:
Operating revenues	$304.8	$286.2	$18.6
Less: Cost of energy	275.2	239.7	35.5
Revenue taxes	1.5	0.8	0.7

Total gross margins	28.1	45.7	(17.6)
Operation expenses	13.0	10.2	2.8
Depreciation and amortization	0.2	0.2	—
General taxes and other assessments	0.9	0.7	0.2

Operating income	14.0	34.6	(20.6)
Income tax expense	5.6	13.9	(8.3)

Net income	$8.4	$20.7	$(12.3)

Analysis of gross margins (In millions)
Natural gas
Realized margins	$12.9	$7.8	$5.1
Unrealized mark-to-market gains (losses)	(1.7)	7.1	(8.8)

Total gross margins — natural gas	11.2	14.9	(3.7)

Electricity Realized margins
Realized margins	14.2	13.5	0.7
Unrealized mark-to-market gains	2.7	17.3	(14.6)

Total gross margins — electricity	16.9	30.8	(13.9)

Total gross margins	$28.1	$45.7	$(17.6)

Other Retail-Energy Marketing Statistics
Natural gas
Therm sales (millions of therms)	91.3	87.2	4.1
Number of customers (end of period)	172,100	160,900	11,200
Electricity
Electricity sales (millions of kWhs)	2,688.0	2,358.0	330.0
Number of accounts (end of period)	183,900	141,700	42,200

     WGEServices reported net income of $8.4 million for the three months ended June 30, 2011, compared to net income of $20.7 million reported for the same three-month period of the prior fiscal year.
     The reduction in net income primarily reflects the change in unrealized mark-to-market margins attributable to certain wholesale energy supply and retail sales contracts and higher operating expenses partially offset by higher realized margins from both natural gas and electric sales. Period-to-period comparisons of quarterly gross margins for this segment can vary significantly and are not necessarily representative of expected annualized results.
     Gross margins from natural gas sales decreased $3.7 million in the current quarter of fiscal year 2011 when compared to the same quarter in the prior fiscal year. This decrease is primarily due to the unfavorable change in unrealized mark-to-market margins on energy-related derivatives of $8.8 million resulting from fluctuating market prices partially offset by an increase in realized margins of $5.1 million due to favorable timing on the recognition of margins compared to prior year and to customer growth and increased sales of higher margin products.
     Gross margins from electric sales in the current quarter decreased $13.9 million from the same quarter of the prior period. This decrease reflects a $14.6 million change in unrealized mark-to-market margins on energy-related derivatives partially offset by a $0.7 million increase in realized margins due to higher sales volumes associated with customer growth as well as favorable weather and pricing conditions in June 2011, partially offset by the favorable effect in the prior year of a true-up with the electric grid operator. Partially offsetting the benefits of increased margins were higher operating expenses due to higher marketing and salary expenses.

WGL Holdings, Inc.
Washington Gas Light Company
Part I — Financial Information
Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Design-Build Energy Systems. The design-build energy systems segment reported a net loss of $26,000 for the third quarter of fiscal year 2011, compared to a net loss of $77,000 reported for the same period of fiscal year 2010. This increase is due to the commencement of project work for government agency customers that was delayed in the prior year partially offset by higher operating expenses as a result of higher labor expense associated with increased project work.
     Interest Expense
     The following table depicts the components of the change in interest expense for the three months ended June 30, 2011 compared to the same period in 2010.

Composition of Interest Expense Changes
Increase /
(In millions)	(Decrease)

Short-term debt	$0.2
Long-term debt	0.1
Other (includes AFUDC) (a)	(0.1)

Total	$0.2

(a) Represents Allowance for Funds Used During Construction.
     WGL Holdings’ interest expense of $10.2 million for the third quarter of fiscal year 2011 increased $0.2 million from $10.0 million of the same quarter of fiscal year 2010. The increase primarily relates to higher interest expense related to uncertain tax positions.
RESULTS OF OPERATIONS — Nine Months Ended June 30, 2011 vs. June 30, 2010
     Summary Results
     WGL Holdings reported net income applicable to common stock of $147.6 million, or $2.88 per share, for the nine months ended June 30, 2011 compared to $136.0 million, or $2.69 per share, reported for the nine months ended June 30, 2010.
     The comparison of results for the nine month period ended June 30, 2011 compared to the same period of the prior fiscal year primarily reflects an increase in earnings from the retail-energy marketing segment partially offset by a decrease in earnings from the regulated utility segment. Our operations are seasonal and, accordingly, our operating results for the nine months ended June 30, 2011, are not indicative of the results expected for the 12 months ending September 30, 2011.
     The following table summarizes our net income (loss) applicable to common stock by operating segment for the nine months ended June 30, 2011 and 2010.

Net Income (Loss) by Operating Segment
	Nine Months Ended
	June 30,		Increase/
(In millions)	2011	2010	(Decrease)

Regulated Utility	$107.6	$121.2	$(13.6)
Non-utility operations:
Retail Energy-Marketing	42.8	16.8	26.0
Design-Build Energy Systems	0.1	(0.4)	0.5
Other activities	(2.9)	(1.6)	(1.3)

Total non-utility	40.0	14.8	25.2

Net income applicable to common stock	$147.6	$136.0	$11.6

EARNINGS PER AVERAGE COMMON SHARE
Basic	$2.89	$2.70	$0.19
Diluted	$2.88	$2.69	$0.19

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Regulated Utility Operating Results
     The following table summarizes the regulated utility segment’s operating results for the nine months ended June 30, 2011 and 2010.

Regulated Utility Operating Results
	Nine Months Ended
	June 30,		Increase/
(In millions)	2011	2010	(Decrease)

Utility net revenues:
Operating revenues	$1,169.6	$1,190.7	$(21.1)
Less: Cost of gas	576.5	596.4	(19.9)
Revenue taxes	74.2	54.2	20.0

Total utility net revenues	518.9	540.1	(21.2)
Operation and maintenance	200.9	196.7	4.2
Depreciation and amortization	67.4	71.4	(4.0)
General taxes and other assessments	42.0	41.2	0.8

Operating income	208.6	230.8	(22.2)
Other expenses-net, including preferred stock dividends	0.1	0.2	(0.1)
Interest expense	30.4	29.8	0.6
Income tax expense	70.5	79.6	(9.1)

Net income	$107.6	$121.2	$(13.6)

     The regulated utility segment’s net income applicable to common stock was $107.6 million for the nine months ended June 30, 2011 compared to $121.2 million for the same nine month period of the prior fiscal year. The decrease in net income primarily reflects: (i) a $23.1 million decrease in unrealized margins associated with our asset optimization program; (ii) $5.1 million in higher depreciation expense due to the growth in, and mix of, our investment in utility plant; (iii) a $2.1 million decrease relating to the impact of the reduction in Maryland depreciation rates effective on June 1, 2010, creating a timing difference between the recognition and recovery of depreciation expense; (iv) $2.1 million in higher employee benefit expense primarily due to changes in pension and retiree medical plan valuation assumptions; (v) a $1.9 million increase in uncollectible accounts expense and (vi) $1.5 million in higher costs for weather protection products related to the District of Columbia. Partially offsetting these unfavorable variances were: (i) a $6.3 million decrease in recurring BPO costs; (ii) a $5.1 million increase in realized margins associated with our asset optimization program and (iii) a $3.7 million increase in revenues related to growth of more than 9,900 average customer meters.
     Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between the nine months ended June 30, 2011 and 2010.

Composition of Changes in Utility Net Revenues
Increase /
(In millions)	(Decrease)

Asset optimization:
Realized margins	$5.1
Unrealized mark-to-market valuations	(23.1)
Customer growth	3.7
Estimated weather effects	1.8
Impact of rate/depreciation cases	(10.6)
Other	1.9

Total	$(21.2)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Asset optimization — We recorded net unrealized losses associated with our energy-related derivatives of $9.6 million for the nine months ended June 30, 2011 compared to net unrealized gains of $13.5 million for the same period of 2010. When these derivatives settle, any unrealized amounts will ultimately be reversed, and Washington Gas will realize margins in combination with the related transactions that these derivatives economically hedge. Partially offsetting these decreases were pre-tax realized margins related to our asset optimization program, which were $5.1 million higher for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010. (Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for a further discussion of our asset optimization program).
     Customer growth — Average active customer meters increased by more than 9,900 for the nine months ended June 30, 2011 compared to the same period of the prior fiscal year.
     Estimated weather effects — Weather, when measured by HDDs, was 6.1% and 2.0% colder than normal for the nine months ended June 30, 2011 and 2010, respectively. Washington Gas has a weather protection strategy that is designed to neutralize the estimated financial effects of variations from normal weather on net income (refer to the section entitled “Weather Risk” for further discussion of our weather protection strategy). Washington Gas executed heating degree day derivative contracts to manage its exposure to variations from normal weather in the District of Columbia. Changes in the fair value of these derivatives are reflected in operation and maintenance expenses and offset the benefits reflected above. Including the effects of our weather protection strategy, there were no material effects on net income attributed to colder or warmer weather for the nine months ended June 30, 2011 and 2010, respectively.
     Impact of depreciation rate cases — New rates reflecting a lower provision for depreciation expense were effective on June 1, 2010 as a result of an order issued by the PSC of MD. This reduction is partially offset by lower depreciation expense.
     Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility for the nine months ended June 30, 2011 compared to the same period in 2010.

Composition of Changes in Operation and Maintenance Expenses
Increase/
(In millions)	(Decrease)

Employee benefits	$2.1
Uncollectible accounts	1.9
Weather derivative benefits:
Loss	1.8
Premium costs and fair value effects	1.6
Operations, Engineering and Marketing	1.0
Business Process Outsourcing	(6.3)
Other operating expenses	2.1

Total	$4.2

     Employee benefits — The increase in benefit expenses reflects higher pension and other post-retirement benefits due to changes in pension and retiree medical plan valuation assumptions, partially offset by a $3.5 million loss recognized for a partial settlement of the SERP.
     Uncollectible accounts — The increase from prior year is due to a higher accrual rate for uncollectible expense in fiscal year 2011.
     Weather derivative benefits — The effects of hedging variations from normal weather in the District of Columbia for the nine months ended June 30, 2011 and 2010 are recorded to operation and maintenance expense. Washington Gas recorded losses of $2.6 million and $0.8 million related to its weather derivatives as a direct result of the colder-than-normal weather for the nine months ended June 30, 2011 and 2010, respectively. The benefits or losses of the weather-related instruments are offset by the effect of weather on utility net revenues. In addition, net premiums received related to the weather derivatives were lower due to market expectations of weather.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Operations, engineering and marketing — The increase in operations, engineering and marketing costs during the nine months ended June 30, 2011 compared to the same period of the prior year reflects higher labor costs due to an increase in the volume of projects.
     Business process outsourcing — The decrease in BPO costs during the nine months ended June 30, 2011 compared to the same period of the prior year reflects a decrease in recurring service costs.
     Depreciation and Amortization. The following table provides the key factors contributing to the changes in depreciation and amortization of the regulated utility for the nine months ended June 30, 2011 compared to the same period in 2010.

Composition of Changes in Depreciation and Amortization
Increase/
(in millions)	(Decrease)

Property, plant and equipment additions	$5.1
New depreciation rates—Maryland	(8.5)
Retirement of plant assets	(0.6)

Total	$(4.0)

     Depreciation expense decreased as a result of lower depreciation rates effective June 1, 2010 as approved in an order issued by the PSC of MD. This reduction decreases revenues; however, there is a timing difference between expense and revenue recognition in the interim periods of a fiscal year. Refer to the section entitled “Rates and Regulatory Matters — Depreciation Study” in the Management’s Discussion section of our 2010 Annual Report for further discussion of depreciation matters. Partially offsetting the decrease in MD depreciation rates is an increase in depreciation expense in all jurisdictions related to the increase in, and changes in, the asset mix of our investment in utility plant.
Non-Utility Operating Results
     Total earnings from our non-utility operations were $40.0 million for the nine months ended June 30, 2011 compared to net income of $14.8 million for the same nine-month period of the prior fiscal year. This comparison primarily reflects an increase in earnings from our retail energy-marketing and design-build energy systems segments.
     Retail Energy-Marketing. The following table depicts the retail energy-marketing segment’s operating results along with selected statistical data.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Retail-Energy Marketing Financial and Statistical Data
	Nine Months Ended
	June 30,		Increase /
	2011	2010	(Decrease)

Operating Results (In millions)
Gross margins:
Operating revenues	$1,131.9	$1,060.3	$71.6
Less: Cost of energy	1,014.1	998.1	16.0
Revenue taxes	4.0	2.1	1.9

Total gross margins	113.8	60.1	53.7
Operation expenses	38.5	28.9	9.6
Depreciation and amortization	0.6	0.6	—
General taxes and other assessments—other	3.1	2.5	0.6

Operating income	71.6	28.1	43.5
Interest expense	—	0.1	(0.1)
Income tax expense	28.8	11.2	17.6

Net income	$42.8	$16.8	$26.0

Analysis of gross margins (In millions)
Natural gas
Realized margins	$35.1	$26.5	$8.6
Unrealized mark-to-market losses (gains)	11.1	(9.6)	20.7

Total gross margins — natural gas	46.2	16.9	29.3

Electricity
Realized margins	44.5	33.7	10.8
Unrealized mark-to-market losses	23.1	9.5	13.6

Total gross margins — electricity	67.6	43.2	24.4

Total gross margins	$113.8	$60.1	$53.7

Other Retail-Energy Marketing Statistics
Natural gas
Therm sales (millions of therms)	610.3	530.1	80.2
Number of customers (end of period)	172,100	160,900	11,200
Electricity
Electricity sales (millions of kWhs)	7,745.3	6,366.2	1,379.1
Number of accounts (end of period)	183,900	141,700	42,200

     WGEServices reported net income of $42.8 million for the nine months ended June 30, 2011, compared to net income of $16.8 million reported for the same nine month period of the prior fiscal year.
     The year-to-date comparison primarily reflects the change in unrealized mark-to-market margins attributable to certain wholesale energy supply and retail sales contracts and an increase in realized electric and natural gas sales margins, partially offset by higher operating expenses. Period-to-period comparisons of year-to-date gross margins for this segment can vary significantly and are not necessarily representative of expected annualized results.
     Gross margins from natural gas sales increased $29.3 million in the nine months ended June 30, 2011 compared to the same period in the prior fiscal year. This increase reflects a $20.7 million change in unrealized mark-to-market margins on energy-related derivatives resulting from fluctuating market prices and an increase in realized margins of $8.6 million due higher gas sales volumes driven by customer growth, unusually favorable market conditions for portfolio optimization activity this past winter, and improved unit margins on retail sales.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Gross margins from electric sales increased $24.4 million in the nine months ended June 30, 2011 compared to the same period of the prior fiscal year. This increase reflects a $13.6 million change in unrealized mark-to-market margins on energy-related derivatives and a $10.8 million increase in realized margins due to higher electric sales volumes associated with customer growth and favorable pricing on electricity supply. Partially offsetting these increases were higher operating expenses due to higher marketing and salary expenses.
     Design-Build Energy Systems. The design-build energy systems segment reported net income of $0.1 million for the nine months of fiscal year 2011, compared to a net loss of $0.4 million reported for the nine month period of fiscal year 2010. This increase is due to the commencement of project work for government agency customers that was delayed in the prior fiscal year, partially offset by higher operating expenses due to higher labor expense associated with increased project work.
     Interest Expense
     The following table depicts the components of the change in interest expense from the nine months ended June 30, 2011 compared to the same period in 2010.

Composition of Interest Expense Changes
Increase /
(In millions)	(Decrease)

Long-term debt	$0.1
Short-term debt	0.8
Other (includes AFUDC) (a)	(0.3)

Total	$0.6

(a) Represents Allowance for Funds Used During Construction.
     WGL Holdings’ interest expense of $30.6 million for the nine months ended June 30, 2011 increased $0.6 million from $30.0 million for the same nine month period of the prior fiscal year. The increase for the period primarily reflects higher expense related to uncertain tax positions.
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
     Our ability to obtain adequate and cost effective financing depends on our credit ratings as well as the liquidity of financial markets. Our credit ratings depend largely on the financial performance of our subsidiaries, and a downgrade in our current credit ratings could require us to post additional collateral with our wholesale counterparties and adversely affect our borrowing costs, as well as our access to sources of liquidity and capital. Also potentially affecting access to short-term debt capital is the nature of any restrictions that might be placed upon us, such as ratings triggers or a requirement to provide creditors with additional credit support in the event of a determination of insufficient creditworthiness. During the three and nine months ended June 30, 2011, WGL Holdings met its liquidity and capital needs through the retention of earnings and the issuance of commercial paper and common stock. Washington Gas met its liquidity and capital needs through the retention of earnings and the issuance of commercial paper. Both WGL Holdings and Washington Gas believe that they will be able to meet their liquidity and capital needs through fiscal year 2011 through a mixture of operating earnings and issuances of commercial paper.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     The level of our capital expenditure requirements, our financial performance, our credit ratings, and investor demand for our securities, affect the availability of long-term capital at reasonable costs.
     We have a goal to maintain our common equity ratio in the mid-50% range of total consolidated capital. The level of this ratio varies during the fiscal year due to the seasonal nature of our business. This seasonality is also evident in the variability of our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of our current assets are converted into cash at the end of the winter heating season. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for WGL Holdings and Washington Gas, and to allow access to capital at reasonable costs. At June 30, 2011, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 64.4% common equity, 1.4% preferred stock and 34.2% long-term debt. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of Washington Gas and WGEServices and, to a lesser extent, other non-utility operations.
     Our plans provide for sufficient liquidity to satisfy our financial obligations. At June 30, 2011, we did not have any restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.
     Short-Term Cash Requirements and Related Financing
     Washington Gas’ business is weather sensitive and seasonal, causing short-term cash requirements to vary significantly during the year. Approximately 79% of the total therms delivered in Washington Gas’ service area (excluding deliveries to two electric generation facilities) occur during the first and second fiscal quarters. Accordingly, Washington Gas typically generates more net income in the first six months of the fiscal year than it does for the entire fiscal year.
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
     Washington Gas, WGEServices and CEV have seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating periods in which a large portion of the storage gas is sold. At June 30, 2011 and September 30, 2010, Washington Gas had balances in gas storage of $123.5 million and $169.3 million, respectively; WGEServices had balances in gas storage of $31.8 million and $66.2 million, respectively, and CEV had balances in gas storage of $52.4 million and $6.7 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. WGEServices and CEV collect revenues that are designed to reimburse their commodity costs used to supply their retail customer and wholesale counterparty contracts. Variations in the timing of cash receipts from customers under these collection methods can significantly affect short-term cash requirements. In addition, Washington Gas, WGEServices and CEV pay their respective commodity suppliers before collecting the accounts receivable balances resulting from these sales. WGEServices and CEV derive their funding to finance these activities from short-term debt issued by WGL Holdings. Additionally, Washington Gas, WGEServices and CEV may be required to post cash collateral for certain purchases or provide parent guarantees from WGL Holdings for certain non-utility purchases.
     Variations in the timing of collections of gas costs under Washington Gas’ gas cost recovery mechanisms can significantly affect short-term cash requirements. At June 30, 2011, Washington Gas had an $2.1 million balance of unrecovered gas costs due from customers related to the most recent twelve month gas cost recovery cycle ended August 31, 2010. Most of this balance will be collected from customers in fiscal year 2011. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1st of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At June 30, 2011, Washington Gas had a net regulatory liability balance related to the current gas recovery cycle of $15.5 million.
     WGL Holdings and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. The following is a summary of our committed credit agreements at June 30, 2011 and September 30, 2010.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Committed Credit Available (In millions)
As of June 30, 2011	WGL Holdings	Washington Gas	Total Consolidated

Committed credit agreements

Unsecured revolving credit facility, expires August 3, 2012 (a)	$400.0	$300.0	$700.0
Less: Commercial Paper	(13.0)	—	(13.0)

Net committed credit available	$387.0	$300.0	$687.0

As of September 30, 2010	WGL Holdings	Washington Gas	Total Consolidated

Committed credit agreements

Unsecured revolving credit facility, expires August 3, 2012 (a)	$400.0	$300.0	$700.0
Less: Commercial Paper	(57.0)	(43.4)	(100.4)

Net committed credit available	$343.0	$256.6	$599.6

(a)	Both WGL Holdings and Washington Gas have the right to request extensions with the banks’ approval. WGL Holdings’
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
     At June 30, 2011 and September 30, 2010, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper of $13.0 million and $100.4 million, respectively, at a weighted average interest rate of 0.20% and 0.31%, respectively. Bank credit balances available to WGL Holdings and Washington Gas net of commercial paper balances were $387.0 million and $300.0 million at June 30, 2011 and $343.0 million and $256.6 million at September 30, 2010, respectively. Refer to Note 3—Short-Term Debt of the Notes to the Consolidated Financial Statements for further information.
     To manage credit risk, Washington Gas, WGEServices and CEV may require deposits from certain customers and suppliers, which are reported as current liabilities in “Customer deposits and advance payments,” in the accompanying balance sheet. At June 30, 2011 and September 30, 2010, “Customer deposits and advance payments” totaled $63.8 million and $65.3 million, respectively. For both periods, most of these deposits related to customer deposits for Washington Gas.
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
     For WGEServices and CEV, deposits typically represent collateral for transactions with wholesale counterparties. These deposits may be required to be repaid or increased at any time based on the current value of WGEServices’ net position with the counterparty. Currently there are no restrictions on the use of deposited funds and interest is paid to the counterparty on these deposits in accordance with its contractual obligations. Refer to the section entitled “Credit Risk” for further discussion of our management of credit risk.
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
     At June 30, 2011, Washington Gas had the capacity under a shelf registration to issue up to $375 million of additional Medium-Term Notes (MTNs). Washington Gas has authority from its regulators to issue other forms of debt, including private placements.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     We are exposed to interest-rate risk associated with our debt financing. Prior to issuing long-term debt, Washington Gas may utilize derivative instruments to minimize its exposure to the risk of interest-rate volatility. On December 3, 2010, Washington Gas Light Company issued $75.0 million of 5.21% fixed MTNs due December 3, 2040. Refer to the section entitled “Interest-Rate Risk” included in Management’s Discussion for further discussion of our interest-rate risk management activity.
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
     Under the terms of WGL Holdings’ and Washington Gas’ credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). In addition, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. The failure to inform the lenders’ agent of changes in these areas deemed material in nature might constitute default under the agreements. Additionally, WGL Holdings’ or Washington Gas’ failure to pay principal or interest when due on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At June 30, 2011, we were in compliance with all of the covenants under our revolving credit facilities.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     For certain of Washington Gas’ natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded to or below the lower of a BBB- rating by Standard & Poor’s or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’ credit rating declines, then the counterparty may require additional credit support. At June 30, 2011, Washington Gas would not be required to supply additional credit support by these arrangements if its long-term debt rating was to be downgraded one rating level.
     WGL Holdings has guaranteed payments for certain purchases of natural gas and electricity on behalf of its wholly-owned subsidiaries; WGEServices and CEV (refer to our 2010 Annual Report for a further discussion of these guarantees). If the credit rating of WGL Holdings declines, WGEServices and CEV may be required to provide additional credit support for these purchase contracts. At June 30, 2011, WGEServices and CEV would not be required to provide additional credit support for these arrangements if the long-term debt rating of WGL Holdings was to be downgraded one rating level.
     Cash Flows Provided by Operating Activities
     The primary drivers for our operating cash flows are cash payments received from natural gas and electricity customers, offset by our payments for natural gas and electricity costs, operation and maintenance expenses, taxes and interest costs.
     Net cash provided by operating activities totaled $363.2 million for the nine months ended June 30, 2011. Net cash provided by operating activities reflects net income before preferred stock dividends, as adjusted for non-cash earnings and charges and changes in working capital including:
•	Accounts receivable and unbilled revenues—net increased $68.5 million from September 30, 2010, primarily due to increased sales volumes to customers during our winter heating season and increased sales volumes associated with Washington Gas’ asset optimization program.

•	Storage gas inventory cost levels decreased $34.5 million from September 30, 2010 due to conversion to cash through seasonal physical withdrawals.

•	Gas costs (current and deferred) and other regulatory assets / liabilities — net decreased $23.0 million from September 30, 2010 primarily due to the recovery of gas cost under collections related to the prior gas cost recovery cycle, increases in the liability for weather related billing adjustment mechanisms and recoveries in excess of gas costs incurred for the current gas recovery cycle.

•	Accounts payable and other accrued liabilities increased $46.2 million, due to an increase in the prices and volumes of natural gas purchases and increased trading activity in CEV. Volumes increased both for deliveries to customers and for Washington Gas’ asset optimization program.

•	Accrued taxes increased $22.9 million from September 30, 2010 primarily due to an increase in fuel taxes in Maryland and the District of Columbia.

•	Other current liabilities, primarily related to derivative instruments, decreased $30.1 million primarily due to increases in energy price levels and an increase in electric swap volumes and the issuance of $11.3 million of common stock related to our share based compensation plan.
     Cash Flows Used in Financing Activities
     Cash flows used in financing activities totaled $94.3 million for the nine months ended June 30, 2011, reflecting the retirement of $30.0 million of long-term debt and $87.4 million of notes payable and our common and preferred stock dividend payments totaling $59.4 million, partially offset by our long-term debt issuance of $75.0 million.

WGL Holdings, Inc.
Washington Gas Light Company
Part I-Financial Information
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Cash Flows Used in Investing Activities
     During the nine months ended June 30, 2011, cash flows used in investing activities totaled $138.8 million, which primarily consists of capital expenditures made on behalf of Washington Gas. In addition, investing activities also reflects our initial investment in commercial Solar PV facilities and investments in a tax partnership to directly fund residential Solar PV facilities.
     Capital Expenditures
     The following table depicts our revised capital expenditure projections for fiscal years 2011 through 2015. Our capital expenditures program includes investments to extend service to new areas, and to provide safe, reliable and improved service. All amounts in the following table exclude allowance for funds used during construction.

Projected Capital Expenditures
	Year Ending September 30,
(in millions)	2011	2012	2013	2014	2015	Total

New business	$50.5	$55.4	$51.7	$53.3	$59.3	$270.2
Replacements — Other	66.6	70.9	68.2	65.6	71.0	342.3
LNG storage facility	0.4	18.7	66.2	39.2	31.5	156.0
SOC redevelopment project	49.7	18.6	—	—	—	68.3
Other(a)	77.7	115.9	72.0	38.8	34.7	339.1

Total-accrual basis	$244.9	$279.5	$258.1	$196.9	$196.5	$1,175.9

(a) Includes capital expenditures accrued in the fiscal year and amounts for expansion of solar investments and other non-utility projects.
     The 2011 to 2015 projected periods include $270.2 million for continued growth to serve new customers, and $342.3 million primarily related to the replacement and betterment of existing distribution facilities, including $114.0 million of expenditures for replacement projects intended to meet the requirements of the Virginia Steps to Advance Virginia’s Energy (SAVE) legislation as described in an application made by Washington Gas with the Virginia State Corporation Commission (SCC of VA) on August 4, 2010, and $18.4 million of expenditures for a mechanically coupled pipeline encapsulation program in the District of Columbia. Additionally, the projected period contains capital expenditures to construct a Liquefied Natural Gas (LNG) storage facility on land owned by Washington Gas in Chillum, Maryland (refer to the section entitled “Chillum LNG Facility"). Projected expenditures also reflect $68.3 million for the development of new office and operations facilities at the Springfield Operations Center and $339.1 million of other expenditures, which include general plant and various non-utility investments. Non-utility investments include additional commercial Solar PV facilities and investments in a tax partnership to directly fund residential Solar PV facilities.
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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     There have been no significant changes to contractual obligations in the three and nine month periods ended June 30, 2011.
     Construction Project Financing
     To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’ customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a note receivable representing its customers’ obligations to remit principal and interest and a long-term note payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the note receivable to the lender and removes both the note receivable and the long-term financing from its financial statements. As of June 30, 2011, work on these construction projects that was not completed or accepted by customers was valued at $4.2 million, which is recorded on the balance sheet as a note receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Once the project is accepted by the customer, the lender will have no recourse against Washington Gas related to this long-term debt. Construction projects are financed primarily for government agencies, which Washington Gas considers to have minimal credit risk. Based on this minimal risk assessment and previous collection experience, Washington Gas considers these receivables to be collectible and did not record a corresponding reserve for bad debt at June 30, 2011.
     Financial Guarantees
     WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At June 30, 2011, these guarantees totaled $558.1 million. WGL Holdings has also guaranteed certain purchase commitments of its CEV subsidiary. At June 30, 2011, these guarantees totaled $88.4 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from counterparties when required by our credit policy. WGL Holdings also issued guarantees totaling $3.0 million at June 30, 2011 on behalf of certain of our non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $649.5 million, $53.0 million is due to expire on October 31, 2011 and $36.0 million is due to expire on December 31, 2011. The remaining guarantees do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.
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
     A large portion of the gas delivered from the Cove Point LNG terminal comes to the Washington Gas service territory as a result of Washington Gas’ multiple delivery points on the Cove Point pipeline and from three interstate natural gas transmission pipelines also interconnected with the Cove Point pipeline, each of which serves Washington Gas from delivery points downstream of its Cove Point pipeline interconnect. The composition of the vaporized LNG received from the Cove Point LNG terminal resulted in increased leaks in mechanical couplings on a portion of our distribution system that directly receives the Cove Point gas. The vaporized Cove Point gas contains a low concentration of heavy hydrocarbons (HHCs), which caused the seals on those mechanical couplings to shrink and to leak. Independent laboratory tests performed on behalf of Washington Gas have shown that, in a laboratory environment, the injection of HHCs into the type of gas coming from the Cove Point LNG terminal can be effective in re-swelling the seals in couplings which increases their sealing force and in turn, reduces the propensity for the affected couplings to leak.
     An additional expansion of the physical capacity of the Cove Point terminal could result in a substantial increase in the receipt of Cove Point gas into additional portions of Washington Gas’ distribution system as greater volumes of Cove Point gas are introduced into other downstream pipelines that provide service to Washington Gas. Based upon engineering and flow studies and our experience, any increase in the receipt of Cove Point gas is likely to result in a significantly greater number of leaks in other parts of Washington Gas’ distribution system, unless steps are taken to mitigate the effects of such flows. Gas supplies from Cove Point recently have declined; however, Washington Gas continues to mitigate the impact of low HHC gas from whatever source through accelerating the replacement of mechanically coupled pipeline and the operation of three HHC injection facilities.
     The current planned mechanical coupling remediation and replacement work includes a planned $62 million, 5-year, mechanically coupled pipe replacement program approved by the SCC of VA on April 21, 2011 as part of the Company’s SAVE filing and the continuation of the December 16, 2009 settlement in the District of Columbia that includes a targeted mechanically coupled pipe replacement and encapsulation program which will cost no more than $28.0 million and is expected to take approximately seven years to complete. Rate recovery of the expenditures has been approved by the SCC of VA and the District of Columbia Public Service Commission (PSC of DC). Additionally, Washington Gas has budgeted $8.0 million towards replacing mechanically coupled pipe in Maryland in fiscal year 2011.

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
     Notwithstanding Washington Gas’ recovery of costs related to the construction of the injection facilities and HHC commodity costs through local regulatory commission action, Washington Gas has pursued remedies to keep its customers from having to pay more than their appropriate share of the costs of the remediation to maintain the safety of the Washington Gas distribution system.
     CREDIT RISK
     Wholesale Credit Risk
     Certain wholesale suppliers that sell natural gas to any or all of Washington Gas, WGEServices, and CEV may have relatively low credit ratings or may not be rated by major credit rating agencies.
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
     CEV enters into transactions with wholesale counterparties to optimize its portfolio of owned and managed natural gas assets. In the event of a counterparty’s failure to deliver contracted volumes or fulfill purchase obligations, CEV could be financially exposed to the difference between the price at which it had contracted to buy or sell these commodities and the replacement cost or sale price, respectively. In addition to price risk, CEV may be exposed to payment risk if it is in a net receivable position with counterparties. CEV enters into contracts with third parties to hedge the costs of natural gas. Depending on the ability of the third parties to fulfill their commitments, CEV could be at risk for financial loss.
     Washington Gas, WGEServices, and CEV have an existing credit policy that is designed to mitigate credit risks through a requirement for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. In accordance with this policy, Washington Gas, WGEServices and CEV have each obtained credit enhancements from certain of its counterparties. If certain counterparties or their guarantors meet the policy’s credit worthiness criteria, Washington Gas, WGEServices and CEV may grant unsecured credit to those counterparties or their guarantors. The credit worthiness of all counterparties is continuously monitored.
     Washington Gas, WGEServices and CEV are also subject to the collateral requirements of their counterparties. At June 30, 2011, Washington Gas, WGEServices and CEV had provided $19.2 million, $11.8 million and $16.5 million in cash collateral to counterparties, respectively.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of June 30, 2011 for both Washington Gas and Non-Utility Operations, separately.

Credit Exposure to Wholesale Counterparties (In millions)
		Offsetting		Number of	Net Exposure of
	Exposure	Credit		Counterparties	Counterparties
	Before Credit	Collateral	Net	Greater	Greater Than
Rating (a)	Collateral(b)	Held(c)	Exposure	Than 10%(d)	10%

Washington Gas
Investment Grade	$14.5	$—	$14.5	2	$10.9
Non-Investment Grade	8.6	7.7	0.9	—	—
No External Ratings	1.2	—	1.2	—	—

Non-Utility Operations
Investment Grade	$2.7	$—	$2.7	3	$2.0
Non-Investment Grade	—	—	—	—	—
No External Ratings	1.1	—	1.1	1	1.1

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
Retail Credit Risk
     Washington Gas is exposed to the risk of non-payment of utility bills by certain of its customers. To manage this customer credit risk, Washington Gas may require cash deposits from its high risk customers to cover payment of their bills until the requirements for the deposit refunds are met. In addition, Washington Gas implemented a Purchase of Receivables (POR) program as approved by the PSC of MD, whereby it purchases receivables from participating energy marketers at approved discount rates. Under the program, Washington Gas is exposed to the risk of non-payment by the retail customers for these receivables. This risk is factored into the approved discount rate at which Washington Gas purchases the receivables.
     WGEServices is also exposed to the risk of non-payment by its retail customers for both invoiced and unbilled sales. WGEServices manages this risk by evaluating the credit quality of certain new customers as well as by monitoring collections from existing customers. To the extent necessary, WGEServices can obtain collateral from, or terminate service to, its existing customers based on credit quality criteria. In addition, WGEServices participates in POR programs with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities at approved discount rates. Under the POR programs, WGEServices is exposed to the risk of non-payment by its retail customers for delivered commodities that have not yet been billed. Once the invoices are billed, however, the associated credit risk is assumed by the purchasing utilities. While participation in POR programs reduce the risk of collection and fixes a discount rate on the receivables, there is a risk that the discount rate paid to participate in the POR program will exceed the actual bad debt expense and billing fees associated with these receivables.
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
     The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives during the nine months ended June 30, 2011:

Regulated Utility Segment
Changes in Fair Value of Energy-Related Derivatives
(In millions)

Net assets (liabilities) at September 30, 2010	$24.0
Net fair value of contracts entered into during the period	(15.9)
Other changes in net fair value	(11.5)
Realized net settlement of derivatives	4.3

Net assets (liabilities) at June 30, 2011	$0.9

Regulated Utility Segment
Roll Forward of Energy-Related Derivatives
(In millions)

Net assets (liabilities) at September 30, 2010	$24.0
Recorded to income	(8.7)
Recorded to regulatory assets/liabilities	(19.3)
Net option premium payments	0.6
Realized net settlement of derivatives	4.3

Net assets (liabilities) at June 30, 2011	$0.9

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     The maturity dates of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives recorded at fair value at June 30, 2011, is summarized in the following table based on the level of the fair value calculation under Accounting Standards Codification (ASC) Topic 820:

Regulated Utility Segment
Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives
	Years Ended September 30,
		Remainder
(In millions)	Total	2011	2012	2013	2014	2015	Thereafter

Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	9.9	1.8	(0.1)	5.8	0.3	2.1	—
Level 3 — Significant unobservable inputs	(9.0)	(1.0)	(3.6)	(7.3)	(1.1)	1.7	2.3

Total net assets (liabilities) associated with our energy-related derivatives	$0.9	$0.8	$(3.7)	$(1.5)	$(0.8)	$3.8	$2.3

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
     The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the non-utility segments’ energy-related derivatives for both natural gas and electricity during the nine months ended June 30, 2011:

Non-Utility Segments
Changes in Fair Value of Energy-Related Derivatives
(In millions)

Net assets (liabilities) at September 30, 2010	$(46.6)
Net fair value of contracts entered into during the period	7.0
Other changes in net fair value	16.6
Realized net settlement of derivatives	16.4

Net assets (liabilities) at June 30, 2011	$(6.6)

Non-Utility Segments
Roll Forward of Energy-Related Derivatives
(In millions)

Net assets (liabilities) at September 30, 2010	$(46.6)
Recorded to income	19.6
Recorded to accounts payable	3.8
Net option premium payments	0.2
Realized net settlement of derivatives	16.4

Net assets (liabilities) at June 30, 2011	$(6.6)

     The maturity dates of our net assets (liabilities) associated with the non-utility segment’s energy-related derivatives recorded at fair value at June 30, 2011 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Non-Utility Segments
Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives
Years Ended September 30,
		Remainder
(In millions)	Total	2011	2012	2013	2014	2015	Thereafter

Level 1 - Quoted prices in active markets	$-	$-	$-	$-	$-	$-	$-
Level 2 - Significant other observable inputs	(4.3)	0.3	(3.0)	(1.3)	(0.3)	-	-
Level 3 - Significant unobservable inputs	(2.3)	2.1	(2.0)	(2.1)	(0.3)	-	-

Total net assets (liabilities) associated with our energy-related derivatives	$(6.6)	$2.4	$(5.0)	$(3.4)	$(0.6)	$-	$-

     Refer to Note 9 and 10 of the Notes to Consolidated Financial Statements in this quarterly report for a further discussion of our derivative activities and fair value measurements.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Value-at-Risk. WGEServices measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGEServices’ value-at-risk at June 30, 2011 was approximately $6,600 and $227,000, related to its natural gas and electric portfolios, respectively.
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
     Billing Adjustment Mechanisms. In Maryland, Washington Gas has a revenue normalization adjustment (RNA) billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. In Virginia, Washington Gas has a Weather Normalization Adjustment (WNA) mechanism which is a billing adjustment mechanism that is designed to eliminate the effect of variations in weather from normal levels on utility net revenues. Additionally, as part of the Conservation and Ratemaking Efficiency Plan (CARE), Washington Gas has a CARE Ratemaking Adjustment (CRA) mechanism, which, coupled with the WNA, eliminates the effect of both weather and other factors such as conservation for residential customers in Virginia. In the District of Columbia, Washington Gas filed a revised tariff application seeking approval of an RNA. A commission decision was issued on December 17, 2010, wherein the Commission determined that it would be more appropriate to consider Washington Gas’ RNA proposal in the context of a fully litigated base rate case. Washington Gas filed an application for reconsideration on January 18, 2011, but the Commission affirmed its previous ruling. The PSC of DC denied Washington Gas’ application for reconsideration on February 28, 2011, affirming its previous rulings that the matter should be reviewed in a base rate case. For a discussion of current rates and regulatory matters, refer to the section entitled “Rates and Regulatory Matters” in Management’s Discussion for Washington Gas.
     For the RNA, WNA, and CRA mechanisms, periods of colder-than-normal weather generally would cause Washington Gas to record a reduction to its revenues and establish a refund liability to customers, while the opposite would generally result during periods of warmer-than-normal weather. However, factors such as volatile weather patterns and customer conservation may cause the RNA and the CARE adjustment to function conversely because they adjust billed revenues to provide a designed level of net revenue per meter.
     Weather Derivatives. On September 24, 2010, Washington Gas executed HDD weather derivatives to manage its financial exposure to variations from normal weather in the District of Columbia for fiscal year 2011. Washington Gas purchased protections against net revenue shortfalls due to warmer-than-normal weather and sold cold weather benefits.
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
     RESULTS OF OPERATIONS — Three Months Ended June 30, 2011 vs. June 30, 2010
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
     Washington Gas reported a net loss applicable to common stock of $4.2 million for the three months ended June 30, 2011, an improvement of $6.5 million from a net loss of $10.7 million for the same three month period in 2010. The decrease in net losses from the prior period are primarily due to: (i) a $3.5 million increase in unrealized margins associated with our asset optimization program; (ii) a $1.9 million improvement relating to the impact of the reduction in Maryland depreciation rates effective on June 1, 2010, creating a favorable timing difference between the recognition and recovery of depreciation expense; (iii) a $1.8 million decrease in recurring BPO costs; (iv) $1.6 million in favorable effects of changes in natural gas consumption patterns and (v) a $0.8 million increase in revenues related to growth of more than 10,200 average active customer meters. Partially offsetting these favorable variances were: (i) $2.3 million in higher depreciation expense due to the growth in, and mix of, our investment in utility plant; (ii) a $0.8 million decrease in realized margins associated with our asset optimization program and (iii) a $0.7 million decrease in the recovery of storage gas inventory carrying costs reflecting lower average inventory values.
     Key gas delivery, weather and meter statistics are shown in the table below for the three months ended June 30, 2011 and 2010.

Gas Deliveries, Weather and Meter Statistics
	Three Months Ended
	June 30,		Increase/
	2011	2010	(Decrease)

Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	93.8	75.6	18.2
Gas delivered for others	82.2	66.5	15.7

Total firm	176.0	142.1	33.9

Interruptible
Gas sold and delivered	0.5	0.3	0.2
Gas delivered for others	47.4	47.0	0.4

Total interruptible	47.9	47.3	0.6

Electric generation—delivered for others	44.0	44.6	(0.6)

Total deliveries	267.9	234.0	33.9

Degree Days
Actual	273	217	56
Normal	301	300	1
Percent colder (warmer) than normal	(9.3)%	(27.7)%	n/a
Average active customer meters	1,087,779	1,077,562	10,217
New customer meters added	2,175	2,710	(535)

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Gas Service to Firm Customers. The volume of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. Washington Gas’ rates are based on an assumption of normal weather. The tariffs in the Maryland and Virginia jurisdictions include provisions that consider the effects of the RNA, WNA and CRA mechanisms, respectively, which are designed to, among other things, eliminate the effect on net revenues of variations in weather from normal levels (refer to the section entitled “Weather Risk” for further discussion of these mechanisms and other weather-related instruments included in our weather protection strategy).
     During the quarter ended June 30, 2011, total gas deliveries to firm customers were 176.0 million therms compared to 142.1 million therms delivered in the same quarter of the prior fiscal year. This increase in natural gas deliveries to firm customers reflects effects of changes in natural gas consumption patterns, customer growth and more heating degree days in the current three-month period than in the same period of the prior year.
     Weather, when measured by HDDs, was 9.3% warmer than normal in the third quarter of fiscal year 2011, compared to 27.7% warmer than normal for the same quarter of fiscal year 2010. Including the effects of our weather protection strategy, there were no material effects on net income attributed to colder or warmer than normal weather on either the quarter ended June 30, 2011 or June 30, 2010.
     Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers were 47.9 million therms during the third quarter of fiscal year 2011, compared to 47.3 million therms for the same quarter last year, reflecting an increase in demand due to weather.
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
     Gas Service for Electric Generation. Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the quarter ended June 30, 2011, deliveries to these customers decreased by 0.6 million therms, when compared to the same quarter of the prior fiscal year. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     RESULTS OF OPERATIONS — Nine Months Ended June 30, 2011 vs. June 30, 2010
     Washington Gas reported net income applicable to common stock was $107.0 million for the nine months ended June 30, 2011 a decrease of $13.6 million compared to $120.6 million for the same nine month period of the prior fiscal year. The decrease in net income primarily reflects: (i) a $23.1 million decrease in unrealized margins associated with our asset optimization program; (ii) $5.1 million in higher depreciation expense due to the growth in, and mix of, our investment in utility plant; (iii) a $2.1 million decrease relating to the impact of the reduction in Maryland depreciation rates effective on June 1, 2010, creating a timing difference between the recognition and recovery of depreciation expense; (iv) $2.1 million in higher employee benefit expense primarily due to changes in pension and retiree medical plan valuation assumptions; (v) a $1.9 million increase in uncollectible accounts expense and (vi) $1.5 million in higher costs for weather protection products related to the District of Columbia. Partially offsetting these unfavorable variances were: (i) a $6.3 million decrease in recurring BPO costs; (ii) a $5.1 million increase in realized margins associated with our asset optimization program and (iii) a $3.7 million increase in revenues related to growth of more than 9,900 average customer meters.
     Key gas delivery, weather and meter statistics are shown in the table below for the nine months ended June 30, 2011 and 2010.

Gas Deliveries, Weather and Meter Statistics
	Nine Months Ended
	June 30,		Increase/
	2011	2010	(Decrease)

Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	813.2	782.2	31.0
Gas delivered for others	461.5	437.0	24.5

Total firm	1,274.7	1,219.2	55.5

Interruptible
Gas sold and delivered	2.1	3.2	(1.1)
Gas delivered for others	227.3	222.5	4.8

Total interruptible	229.4	225.7	3.7

Electric generation—delivered for others	67.4	68.1	(0.7)

Total deliveries	1,571.5	1,513.0	58.5

Degree Days
Actual	3,985	3,825	160
Normal	3,756	3,751	5
Percent colder (warmer) than normal	6.1%	2.0%	n/a
Average active customer meters	1,084,599	1,074,619	9,980
New customer meters added	7,037	7,783	(746)

     Gas Service to Firm Customers. During the nine months ended June 30, 2011, total gas deliveries to firm customers were 1,274.7 million therms compared to 1,219.2 million therms delivered in the same period of the prior year. This increase in natural gas deliveries to firm customers reflects colder weather in the current nine-month period than in the same period of the prior fiscal year, customer growth and favorable effects of changes in natural gas consumption patterns.
     Weather, when measured by HDDs, was 6.1% colder than normal in the nine months ended June 30, 2011, compared to 2.0% colder than normal for the same period of the prior year. Including the effects of our weather protection strategy, there were no material effects on net income attributed to colder or warmer weather on either the nine months ended June 30, 2011 or June 30, 2010.
     Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers were 229.4 million therms during the nine months ended June 30, 2011, compared to 225.7 million therms for the same nine month period of the prior year, reflecting increased demand due to weather.

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
     Gas Service for Electric Generation. Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the nine months ended June 30, 2011, deliveries to these customers decreased by 0.7 million therms, when compared to the same quarter of the prior fiscal year. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.
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
     The Office of the Staff of the PSC of MD (MD Staff) and the Maryland Office of the People’s Counsel (MD OPC) are challenging a portion of Washington Gas’ Purchased Gas Charges (PGC) for the twelve month period ended August 31, 2009 averring that Washington Gas did not have authority under its tariff to satisfy in cash its obligation (cash-out) for over-deliveries by suppliers over the 12-months ended March 2009 and also asserting that Washington Gas used an “excessive price” as the cash-out price. The MD Staff recommended that a second phase to the proceeding be initiated to investigate these assertions. Washington Gas has objected to both of these assertions. Discovery and testimony were filed in the case, and a hearing was held on March 25, 2010. The MD OPC has taken a position that $2.1 million of gas costs related to the purchase of competitive service provider (CSP) inventory included in the PGC should be disallowed. Briefs were filed April 30, 2010, and reply briefs were filed May 21, 2010. A proposed order was issued by the Hearing Examiner on August 25, 2010, finding that under the tariff, Washington Gas should have resolved supplier over-deliveries during the review period by adjusting future delivery volumes by suppliers, rather than by cash-out. The proposed order directed Washington Gas to refund to customers the excess costs paid to suppliers as a result of the cash-out of supplier over-deliveries. The proposed order also directed Washington Gas to present an “exact calculation” of the excess amount paid to suppliers in accordance with the methodology proposed by the MD OPC. The MD OPC had estimated the amount of the excess costs to Maryland ratepayers to be approximately $2.1 million. The proposed order directs Washington Gas to credit $2.1 million to the actual cost adjustment as recommended by the MD OPC. The MD Staff and Washington Gas filed notices of appeal of the proposed order on September 23 and 24, 2010, respectively, and memorandums on appeal on October 1 and 4, 2010, respectively. A decision from the PSC of MD is pending.
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
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Review of Washington Gas’ 2009 — 2013 Gas Portfolio Plan. On March 19, 2009, the PSC of MD docketed a proceeding to review Washington Gas’ 2009 — 2013 Gas Portfolio Plan, specifically noting Washington Gas’ plans to build an on-system peaking facility on the grounds of the decommissioned Chillum gas storage holders in Chillum, Maryland. Refer to the section entitled “Chillum LNG Facility” in Management’s Discussion for Washington Gas for further discussion of this matter. Upon consideration of a motion to combine review of Washington Gas’ Gas Portfolio Plans, on January 6, 2010, the PSC of MD consolidated this proceeding with Washington Gas’ 2010 — 2014 Gas Portfolio Plan, which was filed on November 17, 2009. Washington Gas announced on May 6, 2010, that it projected a new in-service date for the on-system peaking facility: the 2015-2016 winter heating season. As a result, the hearing examiner ruled that the facility is not subject to review as part of the Gas Portfolio Plans being considered in the current proceeding, which had a term from 2010 — 2014. The hearing examiner subsequently approved Washington Gas’ portfolio plan, including the reserve margins reflected in Washington Gas’ energy acquisition planning. Initial briefs were filed on August 13, 2010 and reply briefs were filed on September 17, 2010. On October 27, 2010, the hearing examiner issued a proposed order. The hearing examiner found:
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
     Washington Gas has also included a request for approval of a rate adjustment mechanism to recover costs associated with the accelerated replacement of transmission and distribution pipe designed to enhance safety and system reliability. Washington Gas also proposes certain changes to its general service provisions which include the following areas: (i) payments; (ii) submetering; (iii) installation of service pipes and connections; (iv) economic evaluation of facilities extensions; (v) purchased gas charge and (vi) automatic payment plan. In addition, Washington Gas also proposed two new general service provisions pertaining to the balancing for natural gas-fired generating stations and the implementation of the accelerated pipe replacement plan rider. Washington Gas also seeks to increase its research and development funding through programs sponsored by the Gas Technology Institute.
     On April 18, 2011, Washington Gas received an order from the PSC of MD related to this rate filing suspending the proposed rates and charges and the proposed changes in the terms and conditions for gas service for an initial period of 150 days following the 30 day notice period, as permitted under the Code of Maryland. The case is currently in the discovery phase. Intervenors filed their initial testimony in July 2011. New rates are expected to go into effect in November 2011.
     Virginia Jurisdiction

WGL Holdings, Inc.
Washington Gas Light Company
Part I—Financial Information
Item 2—Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)
     Conservation and Ratemaking Efficiency Plan. On September 29, 2009, Washington Gas filed with the SCC of VA an application which included a portfolio of conservation and energy efficiency programs, an associated cost recovery provision, and a decoupling mechanism which will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts. An evidentiary hearing in the proceeding was held on February 9, 2010. On March 26, 2010 the SCC of VA issued an Order approving a decoupling rate mechanism for residential customers and six residential energy efficiency programs and the cost recovery mechanism for those programs. Washington Gas filed compliance tariffs with the VA Staff on April 19, 2010 to implement the Conservation and Ratemaking Efficiency Plan on May 1, 2010. Washington Gas began applying the decoupling mechanism in Virginia in its July billings for residential customers consistent with the SCC of VA’s approval. On July 22, 2010, Washington Gas filed an amendment to the CARE Plan to include small commercial and industrial customers in Virginia. The application included a portfolio of conservation and energy efficiency programs, an associated cost recovery provision and a decoupling mechanism that will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts. In accordance with the procedural schedule established for the proceeding, the VA Staff filed its report on September 13, 2010 and Washington Gas filed its response to the VA Staff report on September 24, 2010. On November 18, 2010, the SCC of VA issued an order that denied Washington Gas’ application. The SCC of VA found that Washington Gas’ current tariff and its underlying class cost of service and revenue apportionment studies do not segregate small versus large customers and that only small customers qualify under the CARE law. The SCC of VA stated that Washington Gas could amend the underlying tariff and studies in connection with its required 2011 base rate case filing. Such a tariff amendment was proposed in the filing made with the SCC of VA on January 31, 2011, and noted below.
     Steps to Advance Virginia’s Energy Plan (SAVE). On August 4, 2010 Washington Gas filed an application (and supplemental testimony on October 25, 2010) with the SCC of VA for approval of a SAVE Plan which included four gas utility infrastructure replacement programs and a SAVE rider to recover certain costs associated with the replacement programs. An evidentiary hearing was held on March 8, 2011. On April 21, 2011, the SCC of VA issued an Order approving Washington Gas’ proposed five year SAVE Plan encompassing a total of $116.5 million in expenditures for the four replacement programs for the period from June 2010 to December 31, 2014. The SCC of VA also approved a SAVE rider to recover the costs of the replacement programs, effective for bills rendered on or after May 1, 2011. The SCC of VA also established a schedule for Washington Gas’ SAVE rider filings for the approved SAVE Plan.
     New Base Rate Case
     On January 31, 2011, Washington Gas filed a request with the SCC of VA for a $29.6 million annual increase in revenues. The filing was made pursuant to the settlement agreement reached by the parties and approved by the SCC of VA in Washington Gas’ last base rate case, which resulted in a Performance-Based Rate (PBR) plan. The filing made in January 2011 did not request either renewal or modification of the PBR plan; rather, the filing was based on traditional cost of service regulation. New rates cannot go into effect until after October 1, 2011, per the settlement agreement referenced above.
     The $29.6 million revenue increase requested in this application included a proposed overall rate of return of 8.58% and a return on common equity of 10.5%, as compared to a return on common equity of 10.0% in Washington Gas’ last base rate proceeding. On May 12, 2011, Washington Gas filed a revised base rate increase request lowering the requested revenue increase from $29.6 million to $28.5 million as a result of new proposed depreciation rates.
     Washington Gas proposes to continue the Weather Normalization Adjustment, which was previously approved by the SCC of VA. Washington Gas also proposes a new sharing arrangement associated with its asset optimization program, and seeks to increase its research and development funding through programs sponsored by The Gas Technology Institute. In addition, the application includes various tariff revisions related to (i) payment processing, (ii) installation of service pipes and connections, (iii) economic evaluation of facilities extensions, (iv) Purchase Gas Charge, (v) automated payment plan, (vi) developmental natural gas vehicle service, (vii) balancing for natural gas-fired generating stations, and (viii) Rate Schedule Nos. 5, 5A and 6 pertaining to large non-residential customers.
     Hearings have been scheduled for November 16, 2011.

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
     Based on the results reflected in the annual information filing, Washington Gas has recorded a regulatory asset of approximately $0.5 million of previously expensed hexane costs and on June 23, 2010, filed an application with the SCC of VA requesting the authority to bill the cost of this hexane to customers in accordance with the provision of the Settlement Stipulation in the last rate proceeding. On July 22, 2010, the SCC of VA issued an Order for Notice and Comment in this proceeding. Washington Gas filed direct testimony on August 18, 2010 and the VA Staff issued its report on October 21, 2010. The VA Staff found that Washington Gas’ request to recover $0.5 million of hexane costs would not result in earnings exceeding Washington Gas’ 10.0% allowed rate of return on average common equity threshold and therefore Washington Gas should be allowed to bill the amounts. Washington Gas filed its response to the VA Staff’s report on November 4, 2010. On December 15, 2010, the SCC of VA issued an Order approving the Washington Gas proposed billing of the cost of hexane.
     On January 31, 2011, Washington Gas filed its annual information filing indicating that there was no ESM liability for fiscal year 2010. The matter is pending before the SCC of VA.
     The existing PBR Plan in Virginia will expire on September 30, 2011, and Washington Gas has not proposed to extend the Plan.
     On November 16, 2007, the PSC of MD issued a final order in a rate case, which established a phase-two proceeding to review Washington Gas’ request to implement a PBR plan and issues raised by the parties associated with Washington Gas’ BPO agreement. On September 4, 2008, a POHE was issued in this phase-two proceeding. Consistent with Washington Gas’ current accounting methodology, the proposed order approved 10-year amortization accounting for initial implementation costs related to Washington Gas’ BPO plan. At June 30, 2011 and September 30, 2010, Washington Gas had recorded a regulatory asset of $5.8 million and $6.4 million, respectively, net of amortization, related to initial implementation costs allocable to Maryland associated with our BPO plan. Washington Gas’ application seeking approval of a PBR plan was denied. Additionally, the proposed order (i) directs Washington Gas to obtain an independent management audit related to BPO issues raised in the phase-two proceeding and (ii) directs the initiation of a collaboration process in which Washington Gas is directed to engage in discussions with the MD Staff, the MD OPC and interested parties to develop appropriate customer service metrics and a periodic form for reporting results similar to the metrics filed by Washington Gas as part of the approved settlement in Virginia. Aspects of this proposed order were appealed by the parties in November 2008. A final decision by the PSC of MD is pending.
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
ITEM 4. CONTROLS AND PROCEDURES
     Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that WGL Holdings’ disclosure controls and procedures are effective. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by WGL Holdings in the reports that it files or submits under the Exchange Act is accumulated and communicated to senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in the internal control over financial reporting of WGL Holdings during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL Holdings.

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
ITEM 6. EXHIBITS
Exhibits:

Schedule/
Exhibit	Description

(a)(3)	Exhibits

Exhibits Filed Herewith:

3(ii).1	Bylaws of Washington Gas Light Company as amended on May 25, 2011.

31.1	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits Submitted Herewith:

101.INS	XBRL Instance Document:*

101.SCH	XBRL Schema Document:*

101.CAL	XBRL Calculation Linkbase Document:*

101.LAB	XBRL Labels Linkbase Document:*

101.PRE	XBRL Presentation Linkbase Document:*

101.DEF	XBRL Definition Linkbase Document.*

3	Articles of Incorporation & Bylaws:

Washington Gas Light Company Charter, filed on Form S-3 dated July 21, 1995.

WGL Holdings, Inc. Charter, filed on Form S-4 dated February 2, 2000.

Bylaws of WGL Holdings, Inc. as amended on March 5, 2009, filed as Exhibit 3(ii) to Form 8-K on March 6, 2009.

*	Attached as Exhibit 101 to this Quarterly Report are the financial statements and related footnotes of WGL Holdings, Inc. and Washington Gas Light Company formatted in extensible business reporting language (XBRL): Consolidated Balance Sheets (Unaudited); Consolidated Statements of Income (Unaudited); Consolidated Statements of Cash Flows (Unaudited); Balance Sheets (Unaudited); Statements of Income (Unaudited); Statements of Cash Flows (Unaudited) and Related Footnotes (Unaudited). Pursuant to Rule 406T of Regulation S—T, these interactive data files are deemed furnished, not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchang☐ Act of 1934 and otherwise are not subject to liability. We also make available on our web site the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

WGL Holdings, Inc.
Washington Gas Light Company
Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY (Co-Registrants)
Date: August 5, 2011	/s/ William R. Ford
William R. Ford
Controller (Principal Accounting Officer)