Form 10-K
period 2011-09-30
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2011-11-23
CIK 104819, 1103601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2011

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

Securities registered pursuant to Section 12(b) of the Act (as of September 30, 2011):

Title of each class	Name of each exchange on which registered

WGL Holdings, Inc. common stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act (as of September 30, 2011):

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
(Do not check if a smaller reporting company)

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes [    ] No [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant, WGL Holdings, Inc., amounted to $1,983,474,792 as of March 31, 2011.

WGL Holdings, Inc. common stock, no par value outstanding as of October 31, 2011: 51,429,169 shares.

All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of October 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of WGL Holdings, Inc.’s definitive Proxy Statement and Washington Gas Light Company’s definitive Information Statement in connection with the 2012 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and 14C not later than 120 days after September 30, 2011, are incorporated in Part III of this report.

WGL Holdings, Inc.

Washington Gas Light Company

For the Fiscal Year Ended September 30, 2011

(i)

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

•

the ability to implement successful approaches to modify the current or future composition of gas delivered to customers or to remediate the effects of the current or future composition of gas delivered to customers, as a result of the introduction of gas from the Dominion Cove Point or Elba Island facility to Washington Gas’ natural gas distribution system or changes in the composition of domestic natural gas as a result of liquids processing and new domestic sources of natural gas;

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

GLOSSARY OF KEY TERMS AND DEFINITIONS

Active Customer Meters: Natural gas meters that are physically connected to a building structure within the Washington Gas distribution system and that receive active service.

Asset Optimization Program: A program to optimize the value of Washington Gas’ long-term natural gas transportation and storage capacity resources during periods when these resources are not being used to physically serve utility customers.

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

Conservation and Ratemaking Efficiency Plan (CARE): A decoupling rate mechanism designed to adjust the actual non-gas distribution revenues to the level of allowed distribution revenues authorized in the Company’s most recent rate case proceeding.

CEV: Capitol Energy Ventures Corp. is a subsidiary of Washington Gas Resources Corporation that engages in acquiring and optimizing natural gas storage and transportation assets on an unregulated basis.

City Gate: A point or measuring station at which a gas distribution company such as Washington Gas receives natural gas from an unaffiliated pipeline or transmission system.

Cooling Degree Day (CDD): A measure of the variation in weather based on the extent to which the daily average temperature is above 65 degrees Fahrenheit.

CARE Ratemaking Adjustment (CRA): A billing mechanism that is designed to minimize the effect of factors such as conservation on utility net revenues.

Delivery Service: The regulated distribution or delivery of natural gas to retail customers. Washington Gas provides delivery service to retail customers in Washington, D.C. and parts of Maryland and Virginia.

Design Day: Washington Gas’ design day represents the maximum anticipated demand on Washington Gas’ natural gas distribution system during a 24-hour period assuming a five-degree Fahrenheit average temperature and 17 miles per hour average wind, considered to be the coldest conditions expected to be experienced in the Washington, D.C. region.

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

Generally Accepted Accounting Principles (GAAP): A standard framework of accounting rules used to prepare, present and report financial statements in the United States of America.

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

Heavy Hydrocarbons (HHCs): Compounds, such as hexane, which Washington Gas is injecting into its distribution system to treat vaporized liquefied natural gas or domestic sources of gas that have had such HHCs removed as a result of liquids processing.

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

WGL Holdings, Inc.

Washington Gas Light Company

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

PSC of DC: The District of Columbia Public Service Commission is a three-member board that regulates Washington Gas’ distribution operations in the District of Columbia.

PSC of MD: The Maryland Public Service Commission is a five-member board that regulates Washington Gas’ distribution operations in Maryland.

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

Steps to Advance Virginia’s Energy Plan (SAVE): A plan which provides for accelerated recovery mechanisms for costs of eligible infrastructure replacement programs.

SCC of VA: The Commonwealth of Virginia State Corporation Commission is a three-member board that regulates Washington Gas’ distribution operations in Virginia.

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

Weather Derivative: A financial instrument that provides financial protection from variations from normal weather.

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

WGL Holdings: WGL Holdings, Inc. is a holding company that became the parent company of Washington Gas Light Company and its subsidiaries.

WGSW: WGSW, Inc. is a subsidiary of Washington Gas Resources Corporation that was formed to invest in certain renewable energy projects.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business

ITEM 1. BUSINESS

CORPORATE OVERVIEW

WGL HOLDINGS, INC.

WGL Holdings is a holding company that was established on November 1, 2000 as a Virginia corporation to own subsidiaries that sell and deliver natural gas and/or provide a variety of energy-related products and services to customers primarily in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia. WGL Holdings, Inc. promotes the efficient use of clean natural gas and renewable energy to improve our environment for the benefit of our customers, investors, employees, and the communities we serve. WGL Holdings owns all of the shares of common stock of Washington Gas, Washington Gas Resources, Hampshire Gas Company (Hampshire) and Crab Run Gas Company (Crab Run). Washington Gas Resources owns four unregulated subsidiaries that include WGEServices, WGESystems, CEV, and WGSW.

WASHINGTON GAS LIGHT COMPANY

Washington Gas is a regulated public utility that sells and delivers natural gas to customers in the District of Columbia and adjoining areas in Maryland, Virginia and several cities and towns in the northern Shenandoah Valley of Virginia. Washington Gas has been engaged in the natural gas distribution business since its incorporation by an Act of Congress in 1848. Washington Gas has been a Virginia corporation since 1953 and a corporation of the District of Columbia since 1957.

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

The design-build energy systems segment.    The design-build energy systems segment, which consists of the operations of WGESystems, provides design-build energy-efficient and sustainable solutions to governmental and commercial clients.

Transactions and activities not specifically identifiable in one of these three segments are accumulated and reported in the category “Other Activities.” These activities include CEV, a non-utility wholesale energy solutions company that engages in acquiring, managing and optimizing natural gas storage and transportation assets, WGSW, which was formed to invest in certain renewable energy projects, the operations of Crab Run, a small exploration and production company, and administrative costs associated with WGL Holdings and Washington Gas Resources.

Operating revenues, net income, and total assets for each of our segments are presented in Note 15—Operating Segment Reporting of the Notes to Consolidated Financial Statements.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business (continued)

REGULATED UTILITY SEGMENT

Description

The regulated utility segment consists of approximately 89% of our consolidated total assets. Washington Gas, the core of the regulated utility segment, delivers natural gas to retail customers in accordance with tariffs approved by the regulatory commissions that have jurisdiction over Washington Gas’ rates and terms of service. These regulatory commissions set the rates in their respective jurisdictions that Washington Gas can charge customers for its rate-regulated services. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third party marketers (refer to the section entitled “Natural Gas Unbundling”). Washington Gas recovers the cost of the natural gas to serve firm customers through gas cost recovery mechanisms as approved in jurisdictional tariffs. Any difference between the firm customer gas costs incurred and the gas costs recovered from those firm customers is deferred on the balance sheet as an amount to be collected from or refunded to customers in future periods. Therefore, increases or decreases in the cost of gas associated with sales made to firm customers have no direct effect on Washington Gas’ net revenues and net income.

Washington Gas conducts an asset optimization program which utilizes Washington Gas’ storage and transportation capacity resources when not being used to physically serve utility customers by entering into commodity-related physical and financial contracts with third parties with the objective of deriving a profit to be shared with its utility customers (refer to the section entitled “Asset Optimization” for further discussion of our asset optimization program). Unless otherwise noted, therm deliveries shown related to Washington Gas or the regulated utility segment do not include therms delivered related to our asset optimization program.

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

At September 30, 2011, Washington Gas’ service area had a population estimated at 5.2 million and over two million households and commercial structures. Washington Gas is not dependent on a single customer or group of customers such that the loss of any one or more of such customers would have a significant adverse effect on its business. The following table lists the number of active customer meters and therms delivered by jurisdiction as of and for the year ended September 30, 2011 and 2010, respectively.

Active Customer Meters and Therms Delivered by Jurisdiction

Jurisdiction	Active Customer Meters as of September 30, 2011	Millions of Therms Delivered Fiscal Year Ended September 30, 2011	Active Customer Meters as of September 30, 2010	Millions of Therms Delivered Fiscal Year Ended September 30, 2010
District of Columbia	153,642	315.4	152,860	311.4
Maryland	439,371	829.1	434,931	838.7
Virginia	489,970	628.0	485,931	608.3
Total	1,082,983	1,772.5	1,073,722	1,758.4

For additional information on our gas deliveries and meter statistics, refer to the section entitled “Results of Operations” in Management’s Discussion for Washington Gas.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business (continued)

Factors critical to the success of the regulated utility segment include: (i) operating a safe and reliable natural gas distribution system; (ii) having sufficient natural gas supplies to serve the demand of its customers; (iii) being competitive with other sources of energy such as electricity, fuel oil and propane; (iv) having access to sources of liquidity; (v) recovering the costs and expenses of this business in the rates it charges to customers and (vi) earning a just and reasonable rate of return on invested capital. The regulated utility segment reported total operating revenues related to gas sales and deliveries to external customers of approximately $1.3 billion in both fiscal years 2011 and 2010, and $1.5 billion during fiscal year 2009.

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

District of Columbia Jurisdiction

The PSC of DC consists of three full-time members who are appointed by the Mayor with the advice and consent of the District of Columbia City Council. The term of each commissioner is four years with no limitations on the number of terms that can be served. The PSC of DC has no time limitation in which it must make decisions regarding modifications to base rates charged by Washington Gas to its customers; however it targets resolving pending rate cases within nine months from the date a rate case is filed.

In connection with a settlement agreement, Washington Gas has also received approval for an accelerated recovery mechanism of a coupling replacement and encapsulation program beginning October 1, 2011. For a discussion of this program refer to the section entitled “Rates and Regulatory Matters” in Management’s Discussion for Washington Gas.

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

In April 2011, Washington Gas received approval for the SAVE plan which provides for accelerated recovery mechanisms for costs of eligible infrastructure replacement programs (as those are defined by the Act). For a discussion of discussion of the Virginia SAVE plan, refer to the section entitled “Rates and Regulatory Matters” in Management’s Discussion for Washington Gas.

Seasonality of Business Operations

Washington Gas’ business is weather-sensitive and seasonal because the majority of its business is derived from residential and small commercial customers who use natural gas for space heating purposes. Excluding deliveries for electric generation, in fiscal year 2011 and 2010, approximately 78% and 79%, respectively, of the total therms delivered in Washington Gas’ service area occurred during its first and second fiscal quarters. Washington Gas’ earnings are typically generated during these two quarters, and Washington Gas historically incurs net losses in the third and fourth fiscal quarters. The seasonal nature of Washington Gas’ business creates large variations in short-term cash requirements, primarily due to the fluctuations in the level of customer accounts receivable, unbilled revenues and storage gas inventories. Washington Gas finances these seasonal requirements primarily through the sale of commercial paper and unsecured short-term bank loans. For information on our management of weather risk, refer to the section entitled “Weather Risk” in Management’s Discussion. For information on our management of our cash requirements, refer to the section entitled “Liquidity and Capital Resources” in Management’s Discussion.

Natural Gas Supply and Capacity

Capacity and Supply Requirements

Washington Gas is responsible for acquiring sufficient natural gas supplies, interstate pipeline capacity and storage capacity to meet customer demand. As such, Washington Gas has adopted a diversified portfolio approach designed to satisfy the demand of its customers and to address the constraints on supply, using multiple supply receipt points, dependable interstate pipeline transportation and storage arrangements, and its own substantial storage and peaking capabilities to meet its customers’ demands. Washington Gas’ supply and pipeline capacity plan is based on forecasted system requirements, and takes into account estimated load growth by type of customer, attrition, conservation, geographic location, interstate pipeline and storage capacity and contractual limitations and the forecasted movement of customers between bundled service and delivery service. Under reduced supply conditions, Washington Gas may implement contingency plans in order to maximize the number of customers served. Contingency plans include requests to the general population to conserve and targeted curtailments to specific sections of the system, consistent with curtailment tariffs approved by regulators in each of Washington Gas’ three jurisdictions.

Washington Gas obtains natural gas supplies that originate from multiple regions throughout the United States and Canada. Washington Gas also obtains natural gas in the form of vaporized liquefied natural gas (LNG) through the Cove Point LNG terminal owned by Dominion Cove Point LNG, LP and Dominion Transmission, Inc. (collectively Dominion) as discussed below. At September 30, 2011 and 2010, Washington Gas had service

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business (continued)

agreements with four pipeline companies that provided firm transportation and/or storage services directly to Washington Gas’ city gate. For fiscal years 2011 and 2010, these contracts have expiration dates ranging from fiscal years 2012 to 2029 and 2011 to 2029, respectively.

Cove Point Natural Gas Supply

In 2003, Dominion reactivated its Cove Point LNG terminal. The composition of the vaporized LNG received from the Cove Point LNG terminal resulted in increased leaks in mechanical couplings on the portion of our distribution system in Prince George’s County, Maryland that directly receives the Cove Point gas. Through a mechanically coupled pipeline replacement project and the operation of three heavy hydrocarbon (HHC) injection facilities, Washington Gas has reduced the occurrence of mechanically coupled pipeline leaks in this area of the distribution system. An expansion of the physical capacity of the Cove Point terminal could result in a substantial increase in the receipt of Cove Point gas into additional portions of Washington Gas’ distribution system as greater volumes of Cove Point gas are introduced into other downstream pipelines that provide service to Washington Gas. Based upon engineering and flow studies and our experience, an increase in the receipt of Cove Point gas is likely to result in a significantly greater number of leaks in other parts of Washington Gas’ distribution system, unless our efforts to mitigate these additional leaks are successful. Washington Gas has observed a significant reduction in sendout from Cove Point since May 2010, possibly resulting from increases in domestic natural gas supplies and global LNG market conditions. This reduction in sendout from Cove Point has reduced the likelihood of low HHC gas in the form of vaporized LNG from reaching pipelines that serve Washington Gas. Other sources of low HHC gas entering the interstate pipeline that serve Washington Gas could pose similar risks. Refer to the section entitled “Operating Issues Related To Changes In Natural Gas Supply” in Management’s Discussion for further information on this issue.

Projects for Expanding Capacity

As the result of growing demand, Washington Gas anticipates enhancing its peaking capacity by constructing an LNG peaking facility that is currently expected to be completed and placed in service by the 2019-2020 winter heating season, subject to favorable outcomes on certain zoning regulatory and legal challenges. This peaking facility will provide up to two million therms of deliverability per day. The in-service date has been moved back based on certain infrastructure investments Washington Gas has made to deliver additional supplies of gas into growing segments of its distribution system. The Company will continue to utilize supply resources acquired on a short-term basis to support the growing customer demand on its system during the interim period prior to the LNG peaking facility coming online. For information related to capital expenditures for this peaking facility, refer to the section entitled “Liquidity and Capital Resources—Capital Expenditures” in Management’s Discussion. Additionally, Washington Gas has contracted with various interstate pipeline and storage companies to expand its storage capacity. The following project is in progress to expand Washington Gas’ transportation and/or storage capacity:

Project For Expanding Transportation and Storage Capacity (in therms)
Pipeline Service Provider	Daily Capacity	Annual Capacity	In-Service Date (Fiscal Year)
Dominion Transmission Inc. Alleghany Storage (formerly Storage Factory)	1 million	60 million	2014

Washington Gas will continue to monitor other opportunities to acquire or participate in obtaining additional pipeline and storage capacity that will support customer growth and improve or maintain the high level of service expected by its customer base.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business (continued)

Asset Optimization

Washington Gas optimizes the value of its long-term natural gas transportation and storage capacity resources during periods when these resources are not being fully used to physically serve utility customers. Washington Gas utilizes its transportation capacity assets to benefit from favorable natural gas price differentials between different geographic locations and its storage capacity assets to benefit from favorable natural gas price differentials between different time periods. Washington Gas enters into physical and financial derivative transactions in the form of forwards, swaps and option contracts to lock-in operating margins that Washington Gas will ultimately realize. Regulatory sharing mechanisms in all three jurisdictions allow the profit from these transactions to be shared between Washington Gas’ shareholders and customers; therefore, any changes in fair value are recorded through earnings, or as regulatory assets or liabilities, to the extent that gains and losses associated with these derivative instruments will be included in the rates charged to customers.

The derivatives used under this program are subject to mark-to-market accounting treatment. This treatment may cause significant period-to-period volatility in earnings from unrealized gains and losses associated with these valuation changes for the portion of net profits to be retained for shareholders; however, this volatility does not change the locked-in operating margins that Washington Gas will ultimately realize from these transactions. In accordance with Financial Accounting Standards Board ASC Topic 815, Accounting for Derivative Contracts Held for Trading Purposes and Involved in Energy Trading and Risk Management Activities (ASC Topic 815), all physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas.” Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the fiscal years ended September 30, 2011, 2010 and 2009 were $1.9 million, $23.2 million and $12.2 respectively.

Refer to the sections entitled “Results of Operations—Regulated Utility” and “Market Risk” in Management’s Discussion for further discussion of this program and its effect on earnings.

Annual Sendout

As reflected in the table below, there were multiple sources of delivery through which Washington Gas received natural gas to satisfy its customer demand requirements in fiscal year 2011. These sources also are expected to be utilized to satisfy customer demand requirements in fiscal year 2012. Firm transportation denotes gas transported directly to the entry point of Washington Gas’ distribution system in contractual volumes. Transportation storage denotes volumes stored by a pipeline during the spring, summer and fall for withdrawal and delivery to the Washington Gas distribution system during the winter heating season to meet load requirements. Peak load requirements are met by: (i) underground natural gas storage at the Hampshire storage field in Hampshire County, West Virginia; (ii) the local production of propane air plants located at Washington Gas-owned facilities in Rockville, Maryland (Rockville Station) and in Springfield, Virginia (Ravensworth Station) and (iii) other peak-shaving resources. Unregulated third party marketers acquire interstate pipeline and storage capacity and the natural gas commodity on behalf of Washington Gas’ delivery service customers under customer choice programs. Natural gas commodity may be provided through transportation, storage and peaking resources that may be provided by Washington Gas to the unregulated third party marketers under tariffs approved by the three public service commissions (refer to the section entitled “Natural Gas Unbundling”). These retail marketers have natural gas delivered to the entry point of Washington Gas’ distribution system on behalf of those utility customers that have decided to acquire their natural gas commodity on an unbundled basis, as discussed below.

During fiscal year 2011, total sendout on the system was 1,692 million therms, compared to total sendout of 1,680 million therms during fiscal year 2010. This excludes the sendout of sales and deliveries of natural gas used for electric generation. The increase in 2011 was the result of weather in fiscal year 2011 that was colder

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business (continued)

than fiscal year 2010. The sendout for fiscal year 2012 is estimated at 1,671 million therms (based on normal weather), excluding the sendout for the sales and deliveries of natural gas used for electric generation. The sources of delivery and related volumes that were used to satisfy the requirements of fiscal year 2011 and those projected for pipeline year 2012 are shown in the following table.

Sources of Delivery for Annual Sendout

(In millions of therms)	Fiscal Year
Sources of Delivery	Actual 2010	Actual 2011	Projected 2012
Firm Transportation	626	626	500
Transportation Storage	250	250	330
Hampshire Storage, Company-Owned Propane-Air Plants, and other Peak-Shaving Resources	16	17	45
Unregulated Third Party Marketers	788	799	796
Total	1,680	1,692	1,671

Design Day Sendout

The effectiveness of Washington Gas’ capacity resource plan is largely dependent on the sources used to satisfy forecasted and actual customer demand requirements for its design day. For planning purposes, Washington Gas assumes that all interruptible customers will be curtailed on the design day. Washington Gas’ forecasted design day demand for the 2011-2012 winter season is 18.4 million therms and Washington Gas’ projected sources of delivery for design day sendout is 19.4 million therms. This provides a reserve margin of approximately 5.2%. Washington Gas plans for the optimal utilization of its storage and peaking capacity to reduce its dependency on firm transportation and to lower pipeline capacity costs. The following table reflects the sources of delivery that are projected to be used to satisfy the forecasted design day sendout estimate for fiscal year 2012.

Projected Sources of Delivery for Design Day Sendout

(In millions of therms)	Fiscal Year 2012
Sources of Delivery	Volumes	Percent
Firm Transportation	5.5	28%
Transportation Storage	7.3	38%
Hampshire Storage, Company-Owned Propane-Air Plants and other Peak- Shaving Resources	6.5	33%
Unregulated Third Party Marketers	0.1	1%
Total	19.4	100%

Natural Gas Unbundling

At September 30, 2011, customer choice programs for natural gas customers were available to all of Washington Gas’ regulated utility customers in the District of Columbia, Maryland and Virginia. These programs allow customers to choose to purchase their natural gas from unregulated third party marketers, rather than purchasing this commodity as part of a bundled service from the local utility. Of Washington Gas’ 1.083 million active customers at September 30, 2011, approximately 160,000 customers purchased their natural gas commodity from unregulated third party marketers.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business (continued)

The following table provides the status of customer choice programs in Washington Gas’ jurisdictions at September 30, 2011.

Status of Customer Choice Programs

At September 30, 2011

Jurisdiction	Customer Class	Eligible Customers
		Total	% Participating
District of Columbia	Firm:
	Residential	140,628	9%
	Commercial	12,812	37%
	Interruptible	202	91%
Maryland	Firm:
	Residential	409,592	18%
	Commercial	29,527	42%
	Interruptible	252	98%
Virginia	Firm:
	Residential	461,879	10%
	Commercial	27,878	33%
	Interruptible	213	99%
Total		1,082,983	15%

When customers choose to purchase the natural gas commodity from unregulated third party marketers, Washington Gas’ net income is not affected because Washington Gas charges its customers the cost of gas without any mark-up. When customers select an unregulated third party marketer as their gas supplier, Washington Gas continues to charge these customers to deliver natural gas through its distribution system at rates identical to the delivery portion of the bundled sales service customers.

Competition

The Natural Gas Delivery Function

The natural gas delivery function, the core business of Washington Gas, continues to be regulated by local and state regulatory commissions. In developing this core business, Washington Gas has invested $3.5 billion as of September 30, 2011 to construct and operate a safe and reliable natural gas distribution system. Because of the high fixed costs and significant safety and environmental considerations associated with building and operating a distribution system, Washington Gas expects to continue being the only owner and operator of a natural gas distribution system in its current franchise area for the foreseeable future. The nature of Washington Gas’ customer base and the distance of most customers from interstate pipelines mitigate the threat of bypass of its facilities by other potential delivery service providers.

Competition with Other Energy Products

Washington Gas faces competition based on customers’ preference for natural gas compared to other energy products and the comparative prices of those products. In the residential market, which generates a significant portion of Washington Gas’ net income, the most significant product competition occurs between natural gas and electricity. Because the cost of electricity is affected by the cost of fuel used to generate electricity, such as natural gas, Washington Gas generally maintains a price advantage over competitive electricity supply in its service area for traditional residential uses of energy such as heating, water heating and cooking. Washington

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business (continued)

Gas continues to attract the majority of the new residential construction market in its service territory, and consumers’ continuing preference for natural gas allows Washington Gas to maintain a strong market presence. The following table lists the increase in the number of active customer meters by jurisdiction and major rate class for the year ended September 30, 2011.

New Customer Meters by Area

	Residential	Commercial and Interruptible	Group Meter Apartments
Maryland	4,421	376	6
Virginia	3,556	302	20
District of Columbia	1,083	99	5
Total	9,060	777	31

In the interruptible market, fuel oil is the prevalent energy alternative to natural gas. Washington Gas’ success in this market depends largely on the relationship between natural gas and oil prices. The supply of natural gas primarily is derived from domestic sources, and the relationship between supply and demand generally has the greatest impact on natural gas prices. Since the source of a large portion of oil comes from foreign countries, political events and foreign currency conversion rates can influence oil supplies and prices to domestic consumers.

RETAIL ENERGY-MARKETING SEGMENT

Description

WGEServices competes with regulated utilities and other non-utility third party marketers to sell natural gas and/or electricity directly to residential, commercial and industrial customers in Maryland, Virginia, Delaware, Pennsylvania and the District of Columbia. WGEServices contracts for its supply needs and resells natural gas and electricity with the objective of earning a profit through competitively priced contracts with end-users. These commodities are delivered to retail customers through the distribution systems owned by regulated utilities such as Washington Gas or other unaffiliated natural gas or electric utilities. Washington Gas delivers the majority of natural gas sold by WGEServices, and unaffiliated electric utilities deliver all of the electricity sold. Additionally, WGEServices bills its customers through the billing services of the regulated utilities that deliver its commodities as well as directly through its own billing capabilities. WGEServices is also expanding its renewable energy offerings. WGEServices owns multiple solar photovoltaic (Solar PV) power generating systems and does not own or operate any natural gas or electric generation, production, transmission or distribution assets.

At September 30, 2011, and 2010, respectively, WGEServices served approximately 172,000 and 161,000 residential, commercial and industrial natural gas customer accounts and approximately 183,000 and 155,000 residential, commercial and industrial electricity customer accounts located in Maryland, Virginia, Delaware, Pennsylvania and the District of Columbia. This increase is primarily attributable to the success of WGEServices’ customer acquisition programs and its expansion into the Pennsylvania electricity and natural gas markets. WGEServices is not dependent on a single customer or concentration of customers such that the loss of any one or more of such customers would have a significant adverse effect on its business.

Factors critical to the success of the retail energy-marketing segment include: (i) managing the market risk of the difference between the sales price committed to customers under sales contracts and the cost of natural gas and electricity needed to satisfy these sales commitments; (ii) managing credit risks associated with customers and suppliers; (iii) having sufficient deliverability of natural gas and electric supplies and transportation to serve the demand of its customers which can be affected by the ability of natural gas producers, pipeline gatherers,

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business (continued)

natural gas processors, interstate pipelines, electricity generators and regional electric transmission operators to deliver the respective commodities; (iv) access to sources of liquidity; (v) controlling the level of selling, general and administrative expenses, including customer acquisition expenses and (vi) the ability to access markets through customer choice programs or other forms of deregulation. The retail energy-marketing segment’s total operating revenues from external customers were $1.4 billion in both fiscal years 2011 and 2010 and $1.2 billion for fiscal year 2009.

Seasonality of Business Operations

The operations of WGEServices are seasonal, with larger amounts of electricity being sold in the summer months and larger amounts of natural gas being sold in the winter months. Working capital requirements can vary significantly during the year, and these variations are financed primarily through WGL Holdings’ issuance of commercial paper and unsecured short-term bank loans. WGEServices accesses these funds through the WGL Holdings money pool. This money pool also accumulates cash from the periodic issuance of WGL Holdings’ common stock from the company’s dividend reinvestment program and stock based compensation programs as well as the operations of certain unregulated subsidiaries. In return, the money pool provides short-term loans to other unregulated subsidiaries to meet various working capital needs.

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

WGEServices’ residential and small commercial electric customer growth opportunities are significantly affected by the price for Standard Offer Service (SOS) offered by electric utilities. These rates are periodically reset for each customer class based on the regulatory requirements in each jurisdiction. From time-to-time, significant customer growth opportunities either expand or contract due to the relationship of these SOS rates to current market prices.

DESIGN-BUILD ENERGY SYSTEMS SEGMENT

Description

The design-build energy systems segment, which consists of the operations of WGESystems, provides design-build energy efficiency and sustainability solutions to governmental and commercial clients. WGESystems focuses on upgrading the mechanical, electrical, water and energy-related systems of large governmental and commercial facilities by implementing both traditional as well as alternative energy technologies, primarily in the District of Columbia, Maryland and Virginia. The design-build energy systems segment derived substantially all of its revenues from various agencies of the Federal Government in fiscal year 2011.

As of September 30, 2011 and 2010, WGESystems had a backlog of $93.1 million and $88.5 million, respectively. This backlog only includes work associated with signed contracts. As of September 30, 2011, the approximate value of backlog to be completed beyond fiscal year 2012 was $31.0 million.

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

OTHER ACTIVITIES

Other activities consist of the operations of CEV, an unregulated, non-utility subsidiary of Washington Gas Resources that engages in the acquisition, management and optimization of natural gas storage and transportation

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business (continued)

assets and WGSW, which was formed to invest in solar power generation and other energy efficiency solutions for customers. Additionally, other activities include the operation of Crab Run, a small exploration company, and administrative costs associated with WGL Holdings and Washington Gas Resources.

CEV enters into both physical and financial transactions in a manner intended to utilize the most effective energy risk management products available to mitigate risks while maximizing potential profits from the optimization of these assets under its management. CEV’s risk management policy requires it to closely match its forward physical and financial positions with its asset base, thereby minimizing its price risk exposure. These derivatives may cause significant period-to-period volatility in earnings as recorded under GAAP; however, this volatility will not change the operating margins that CEV will ultimately realize from the sales to their customers or counterparties. CEV’s customers and counterparties include wholesale energy suppliers, pipelines and financial institutions. Factors critical to the success of CEV’s operations include: (i) adhering to strong internal risk management policies; (ii) winning business in a competitive marketplace; (iii) managing credit risks associated with customers and counterparties; (iv) access to sources of liquidity and (v) managing the level of selling, general and administrative expenses. CEV competes with wholesale energy marketers, producers and other non-utility affiliates of regulated utilities for the acquisition of assets and asset management agreements. For a discussion of CEV’s exposure to and management for price risk, refer to the section entitled “Market Risk—Price Risk Related to the Other Non-Utility Segment” in Management’s Discussion and Analysis.

WGSW, a wholly owned subsidiary of Washington Gas Resources, holds a 99% limited partnership interest in ASD Solar, LP. WGSW accounts for this investment under the equity method of accounting; any profits and losses are included in “Other income—net” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of our investment balance. WGL Holdings did not hold any significant equity method investments during the fiscal years ended September 30, 2010 and 2009.

ENVIRONMENTAL MATTERS

We are subject to federal, state and local laws and regulations related to environmental matters. These laws and regulations may require expenditures over a long timeframe to control environmental effects. Almost all of the environmental liabilities we have recorded are for costs expected to be incurred to remediate sites where we or a predecessor affiliate operated manufactured gas plants (MGPs). Estimates of liabilities for environmental response costs are difficult to determine with precision because of the various factors that can affect their ultimate level. These factors include, but are not limited, to the following:

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

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business (concluded)

At one of the former MGP sites, studies show the presence of coal tar under the site and an adjoining property. Washington Gas has taken steps to control the movement of contaminants into an adjacent river by installing a water treatment system that removes and treats contaminated groundwater at the site. Washington Gas received approval from governmental authorities for a comprehensive remediation plan for the majority of the site that permits commercial development of Washington Gas’ property. Two development phases have been completed, with Washington Gas retaining a ground lease on each phase. A record of decision for that portion of the site not owned by Washington Gas was issued in August, 2006.

Washington Gas, several federal agencies and the District of Columbia have been engaged in intensive negotiations regarding a consent decree which, when executed, will implement the soil remediation required in the 2006 ROD for adjacent property and also require Washington Gas to conduct a supplemental environmental investigation of potential impacts to the ground water and river sediment. Washington Gas expects the consent decree to become final in 2012.

At a second former MGP site and on an adjacent parcel of land, Washington Gas developed a “monitoring-only” remediation plan for the site. This remediation plan received approval under a state voluntary closure program.

At the remaining eight sites, either the appropriate remediation is being undertaken, or we believe no remediation should be necessary. We do not expect that the ultimate impact of these matters will have a material effect on our financial position, cash flows, including capital expenditures, earnings or competitive position. See Note 12—Environmental Matters of the Notes to Consolidated Financial Statements for further discussion of environmental response costs.

OTHER INFORMATION

At September 30, 2011, we had 1,384 employees comprising 1,268 utility and 116 non-utility employees. At September 30, 2010, we had 1,399 employees comprising 1,283 utility and 116 non-utility employees.

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

Our Chairman and Chief Executive Officer certified to the New York Stock Exchange (NYSE) on March 30, 2011 that, as of that date, he was unaware of any violation by WGL Holdings of the NYSE’s corporate governance listing standards.

Our research and development costs during fiscal years 2011, 2010 and 2009 were not material.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1A. Risk Factors

ITEM 1A. RISK FACTORS

The risk factors described below should be read in conjunction with other information included or incorporated by reference in this annual report on Form 10-K, including an in-depth discussion of these risks in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and could adversely affect our results of opeartions, cash flows and financial condition.

WGL HOLDINGS, INC.

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

We have credit risk that could adversely affect our results of operations, cash flows and financial condition.

We extend credit to counterparties. While we have prudent risk management policies in place, including credit policies, netting arrangements and margining provisions incorporated in contractual agreements, there is exposure to the risk that we may not be able to collect amounts owed to us.

Investing in certain non-controlling investments may limit our ability to manage risks associated with these investments.

We have, and may acquire additional non-controlling investments. We may not have the right or power to direct the management of these non-controlling investments. In addition, other participants may become bankrupt or have other economic or business objectives that could negatively impact our investments.

Investments in renewable energy projects are subject to substantial risks and uncertainty.

Returns on investments in renewable energy projects are dependent upon current regulatory and tax incentives, which are subject to uncertainty with respect to their extent and future availability. As a result, investments in renewable energy projects face the risk that the current incentives will expire or become modified in the future thereby adversely affecting future potential for growth in this area.

WASHINGTON GAS LIGHT COMPANY

Changes in the regulatory environment or unfavorable rate regulation, which can be affected by new laws or political considerations, may restrict or delay Washington Gas’ ability to earn a reasonable rate of return on its invested capital to provide utility service and to recover fully its operating costs.

Washington Gas is regulated by several regulatory commissions and agencies. These regulatory commissions generally have authority over many of the activities of Washington Gas’ business including, but not limited to, the rates

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1A. Risk Factors (continued)

it charges to its customers, the amount and type of securities it can issue, the nature of investments it can make, the nature and quality of services it provides, safety standards, collection practices and other matters. These regulators also may modify Washington Gas’ rates to change the level, type and methods that it utilizes to recover its costs, including the costs to acquire, store, transport and deliver natural gas. The actions of regulatory commissions may restrict or delay Washington Gas’ ability to earn a reasonable rate of return on invested capital and/or fully recover operating costs.

Washington Gas’ ability to meet customers’ natural gas requirements may be impaired if its contracted gas supplies and interstate pipeline and storage services are not available or delivered in a timely manner.

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

Washington Gas plans to construct a one billion cubic foot liquefied natural gas (LNG) storage facility in Chillum, Maryland, to meet its customers’ forecasted demand for natural gas. The new storage facility is expected to be completed and in service by the 2019-2020 winter heating season. If we are not permitted or are not able to construct this planned facility on a timely basis for any reason, the availability of the next best alternative (which is to acquire additional interstate pipeline transportation or storage capacity) may be limited by market supply and demand, and the timing of Washington Gas’ participation in new interstate pipeline construction projects. This could cause an interruption in Washington Gas’ ability to satisfy the needs of some of its customers.

Operating issues could affect public safety and the reliability of Washington Gas’ natural gas distribution system, which could materially affect Washington Gas’ results of operations, financial condition and cash flows.

Washington Gas’ business is exposed to operating issues that could affect the public safety and reliability of its natural gas distribution system. Operating issues such as leaks, mechanical problems and accidents could result in significant costs to Washington Gas’ business and loss of customer confidence. Washington Gas may be unable to recover from customers through the regulatory process all or some of these costs and its authorized rate of return on these costs.

The receipt of low HHC gas into Washington Gas’ natural gas distribution system may result in higher operating expenses and capital expenditures which may have a material effect on its financial condition, results of operations and cash flows, and may impact system safety.

An increase in the volume of low HHC gas, which contains a low concentration of HHCs, is likely to result in increased leaks in Washington Gas’ distribution system. Additional operating expenses and capital expenditures may be necessary to contend with the receipt of increased volumes of low HHC gas LNG into Washington Gas’ distribution system if the current preventative and remedial measures to mitigate any possible increase in leaks in affected portions of Washington Gas’ distribution system are unsuccessful. These additional expenditures may not be recoverable or may not be recoverable on a timely basis from customers. Additionally, such operating expenses and capital expenditures may not be timely enough to mitigate the challenges posed by increased volumes of low HHC gas and could result in leakage in couplings at a rate that could compromise our ability to respond to these leaks in a timely manner possibly affecting safety in portions of our distribution system.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1A. Risk Factors (continued)

Changes in the relative prices of alternative forms of energy may strengthen or weaken the competitive position of Washington Gas’ natural gas delivery service. If the competitive position of natural gas service weakens, it may reduce the number of natural gas customers in the future and negatively affect Washington Gas’ future cash flows and net income.

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

A decline in the economy of the region in which Washington Gas operates might adversely affect Washington Gas’ ability to grow its customer base and collect revenues from customers, which may negatively affect net revenue growth and increase costs.

If Washington Gas is unable to access sources of liquidity or capital, or the cost of funds increases significantly, Washington Gas’ business may be adversely affected.

Washington Gas’ ability to obtain adequate and cost effective financing depends on its credit ratings as well as the liquidity of financial markets. Washington Gas’ credit ratings depend largely on its financial performance, and a downgrade in Washington Gas’ current credit ratings could adversely affect its access to sources of liquidity and capital, as well as its borrowing costs and ability to earn its authorized rate of return.

As a wholly owned subsidiary of WGL Holdings, Washington Gas depends solely on WGL Holdings to raise new common equity capital and contribute that common equity to Washington Gas. If WGL Holdings is unable to raise common equity capital, this also could adversely affect Washington Gas’ credit ratings and its ability to earn its authorized rate of return. An increase in the interest rates Washington Gas pays without the recognition of the higher cost of debt incurred by it in the rates charged to its customers would materially affect future net income and cash flows.

Washington Gas’ risk management strategies and related hedging activities may not be effective in managing its risks, and may result in additional liability for which rate recovery may be disallowed and cause increased volatility in its earnings.

Washington Gas’ business requirements expose it to commodity price, weather, credit and interest-rate risks. Washington Gas attempts to manage its exposure to these risks by regulatory recovery mechanisms, hedging, setting risk limits and employing other risk management tools and procedures. Risk management activities may not be as effective as planned, and cannot eliminate all of its risks. Washington Gas also may be exposed to additional liability should the anticipated revenue recovery of costs or losses incurred with certain of these risk management activities be subsequently excluded from the determination of revenues by a regulator.

Washington Gas’ facilities and operations may be impaired by acts of terrorism.

Washington Gas’ natural gas distribution, transmission and storage facilities may be targets of terrorist activities that could result in a disruption of its ability to meet customer requirements. Terrorist attacks may also disrupt capital markets and Washington Gas’ ability to raise capital. A terrorist attack on Washington Gas’ facilities or those of its natural gas suppliers or customers could result in a significant decrease in revenues or a significant increase in repair costs.

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

Washington Gas may be unable to recover from customers through the regulatory process all or some of these costs and its authorized rate of return on these costs.

Washington Gas may face certain regulatory and financial risks related to pipeline safety legislation.

A number of proposals to implement increased oversight over pipeline operations and increased investment in facilities to inspect pipeline facilities, upgrade pipeline facilities, or control the impact of a breach of such facilities are pending at the federal level. Additional operating expenses and capital expenditures may be necessary to remain in compliance with the increased federal oversight resulting from such proposals. While we cannot predict with certainty the extent of these expenses and expenditures or when they will become effective, the adoption of such proposals could result in significant additional costs to Washington Gas’ business. Washington Gas may be unable to recover from customers through the regulatory process all or some of these costs and its authorized rate of return on these costs.

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

The ability of WGEServices to purchase natural gas and electricity from suppliers is dependent upon guarantees issued on its behalf by WGL Holdings, and upon access to cash collateral through the issuance of commercial paper and unsecured short-term bank loans by WGL Holdings. Should WGL Holdings not renew such guarantees, provide access to cash collateral, or if WGL Holdings’ credit ratings are downgraded, the ability of WGEServices to make commodity purchases at reasonable prices may be impaired.

Regulatory developments may negatively affect WGEServices.

The regulations that govern the conduct of competitive energy marketers are subject to change as the result of legislation or regulatory proceedings. Changes in these regulatory rules could reduce customer growth opportunities for WGEServices, or could reduce the profit opportunities associated with certain groups of existing or potential new customers.

Competition may negatively affect WGEServices.

WGEServices competes with other non-regulated retail suppliers of natural gas and electricity, as well as with the commodity rate offerings of electric and gas utilities. Increases in competition including utility commodity rate offers that are below prevailing market rates may result in a loss of sales volumes or a reduction in growth opportunities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 2. Properties

ITEM 2. PROPERTIES

At September 30, 2011, we provided services in various areas of the District of Columbia, Maryland and Virginia, and held certificates of convenience and necessity, licenses and permits necessary to maintain and operate their respective properties and businesses. The regulated utility segment is the only segment where property, plant and equipment are significant assets.

Property, plant and equipment are stated at original cost, including labor, materials, taxes and overhead costs incurred during the construction period. Washington Gas calculates depreciation applicable to its utility gas plant in service primarily using a straight-line method over the estimated remaining life of the plant. The composite depreciation and amortization rate of the regulated utility was 2.84%, 3.00% and 3.12% during fiscal years 2011, 2010 and 2009, respectively, which included an allowance for estimated accrued non-legal asset removal costs (see Note 1—Accounting Policy of the Notes to Consolidated Financial Statements).

At September 30, 2011, Washington Gas had approximately 664 miles of transmission mains, 12,517 miles of distribution mains, and 13,331 miles of distribution services. Washington Gas has the storage capacity for approximately 15.0 million gallons of propane for peak-shaving.

Washington Gas owns approximately 40 acres of land and a building (built in 1970) at 6801 Industrial Road in Springfield, Virginia. The Springfield site houses both operating and certain administrative functions of the utility. Washington Gas is constructing new office and operations facilities on approximately half of the land at the Springfield Operations Center. Washington Gas also holds title to land and buildings used as substations for its utility operations.

Washington Gas also has peaking facilities to enhance deliverability in periods of peak demand in the winter that consist of propane air plants in Springfield, Virginia (Ravensworth Plant) and Rockville, Maryland (Rockville Plant). Hampshire owns full and partial interests in, and operates underground natural gas storage facilities in Hampshire County, West Virginia. Hampshire accesses the storage field through 12 storage wells that are connected to an 18-mile pipeline gathering system. Concurrent with acquiring and protecting its storage rights, Hampshire has historically acquired certain exploration and development rights in West Virginia principally in the Oriskany Sandstone, the Marcellus Shale and other shale formations. These rights are predominately owned by lease and they are applicable to approximately 26,000 gross acres for the storage facilities of which 12,200 acres of land surrounding its storage facilities may be subject to exploration in addition to its storage function. Hampshire also operates a compressor station utilized to increase line pressure for injection of gas into storage. For fiscal year 2012, we estimate that the Hampshire storage facility has the capacity to supply approximately 2.5 billion cubic feet of natural gas to Washington Gas’ system for meeting winter season demands.

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

The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by Washington Gas other than a small amount of property that is expressly excluded. At September 30, 2011 and 2010, there was no debt outstanding under the Mortgage.

Washington Gas executed a supplemental indenture to its unsecured Medium-Term Note (MTN) indenture on September 1, 1993, providing that Washington Gas will not issue any FMBs under its Mortgage without securing all MTNs with all other debt secured by the Mortgage.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 3. Legal Proceedings

ITEM 3. LEGAL PROCEEDINGS

None.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

EXECUTIVE OFFICERS OF THE REGISTRANTS

The names, ages and positions of the executive officers of the registrants at October 31, 2011, are listed below along with their business experience during the past five years. The age of each officer listed is as of the date of filing of this report. There is no family relationship among the officers.

Unless otherwise indicated, all officers have served continuously since the dates indicated, and all positions are executive officers listed with Washington Gas Light Company.

Executive Officers
Name, Age and Position with the registrants	Date Elected or Appointed
Vincent L. Ammann, Jr., Age 52 (1)
Vice President and Chief Financial Officer	September 30, 2006
Vice President—Finance	October 1, 2005
Assistant to the Chief Financial Officer	March 29, 2004

Beverly J. Burke, Age 60 (1)
Vice President and General Counsel	July 1, 2001
Vice President and Assistant General Counsel	October 1, 1998
Division Head—Office of General Counsel	December 16, 1996

Gautam Chandra, Age 45 (1)
Vice President—Business Development, Strategy and Non-Utility Operations	October 1, 2011
Vice President—Business Development, Strategy and Business Process Outsourcing and Non-Utility Operations	October 1, 2009
Vice President—Business Process Outsourcing and Non-Utility Operations	July 2, 2007
Vice President—Performance Improvement and Non-Utility Operations	October 1, 2005
Division Head—Finance Support and Non-Utility Businesses	January 5, 2004
Division Head—Achieving Operational Excellence	December 12, 2002

Adrian P. Chapman, Age 54 (1)
President and Chief Operating Officer	October 1, 2009
Vice President—Operations, Regulatory Affairs and Energy Acquisition	October 1, 2005
Vice President—Regulatory Affairs and Energy Acquisition	March 31, 1999

William R. Ford, Age 56 (1)
Controller	October 1, 2010
Division Head—Assistant Controller	January 26, 2009
Director—Assistant to the Controller	June 13, 2005

Marcellous P. Frye, Jr., Age 44
Vice President—Support Services	March 21, 2008
Division Head—Information Technology	July 2, 2007
Director—Development and ITS Engineering	August 15, 2005

Eric C. Grant, Age 54
Vice President—Corporate Relations	October 1, 2009
Director—Corporate Communications	September 4, 2007

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Executive Officers
Name, Age and Position with the registrants	Date Elected or Appointed

Luanne S. Gutermuth, Age 49
Vice President—Human Resources and Organizational Development	October 1, 2010
Division Head—Consumer Services	July 31, 2008
Division Head—Business Process Outsourcing Performance and Effectiveness	July 2, 2007
Director—Achieving Operational Excellence, Business Process Improvement	October 1, 2005
Director—Organization & Employee Development	July 21, 2003

Terry D. McCallister, Age 55 (1)
Chairman of the Board and Chief Executive Officer	October 1, 2009
President and Chief Operating Officer	October 1, 2001

Anthony M. Nee, Age 55 (1)
Treasurer	February 14, 2009
Division Head—Risk Management	December 8, 2003
Department Head—Risk Management	February 10, 2003

Arden T. Phillips, Age 40 (1)
Corporate Secretary and Governance Officer	October 1, 2010
Assistant Secretary	March 5, 2007
Director—Corporate Matters	August 8, 2005

Roberta W. Sims, Age 57
Vice President—Regulatory Affairs and Energy Acquisition	October 1, 2009
Vice President—Corporate Relations and Communication	January 31, 1996

Douglas A. Staebler, Age 51
Vice President—Engineering and Construction	October 31, 2006
Division Head—Engineering	July 25, 2005
(1)	At September 30, 2011, Executive Officer of both WGL Holdings, Inc. and Washington Gas Light Company.

WGL Holdings, Inc.

Part II

Item 5. Market for Registrant’s Common Equity, Related

Stockholder Matters and Issuer Purchases of Equity Securities

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At October 31, 2011, WGL Holdings had 11,606 common shareholders of record. During fiscal years 2011 and 2010, WGL Holdings’ common stock was listed for trading on the New York Stock Exchange and was shown under the ticker symbol “WGL.” We did not purchase any of our outstanding common stock and had no restrictions on dividends during fiscal years 2011 or 2010. The table below shows quarterly price ranges and quarterly dividends paid for fiscal years ended September 30, 2011 and 2010.

Common Stock Price Range and Dividends Paid
	High	Low	Dividends Paid Per Share	Dividend Payment Date
Fiscal Year 2011
Fourth quarter	$41.99	$34.71	$0.3875	8/1/2011
Third quarter	39.74	36.93	0.3875	5/1/2011
Second quarter	39.15	35.64	0.3775	2/1/2011
First quarter	40.00	34.69	0.3775	11/1/2010
Fiscal Year 2010
Fourth quarter	$38.08	$33.32	$0.3775	8/1/2010
Third quarter	36.57	32.75	0.3775	5/1/2010
Second quarter	35.02	31.00	0.3675	2/1/2010
First quarter	34.98	30.96	0.3675	11/1/2009

WGL Holdings, Inc.

Part II

Item 6. Selected Financial Data

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share data)
Years Ended September 30,	2011	2010	2009	2008	2007
SUMMARY OF EARNINGS
Operating Revenues
Utility	$1,264,580	$1,297,786	$1,481,089	$1,536,443	$1,497,274
Non-utility	1,486,921	1,411,090	1,225,767	1,091,751	1,148,734

Total operating revenues	$2,751,501	$2,708,876	$2,706,856	$2,628,194	$2,646,008

Income from continuing operations	$117,050	$109,885	$120,373	$116,523	$107,900
Net income applicable to common stock	$117,050	$109,885	$120,373	$116,523	$107,900
Earnings per average common share
Basic:
Income from continuing operations	$2.29	$2.17	$2.40	$2.35	$2.19
Net income applicable to common stock	$2.29	$2.17	$2.40	$2.35	$2.19
Diluted:
Income from continuing operations	$2.28	$2.16	$2.39	$2.33	$2.19
Net income applicable to common stock	$2.28	$2.16	$2.39	$2.33	$2.19
CAPITALIZATION-YEAR END
Common shareholders’ equity	$1,202,715	$1,153,395	$1,097,698	$1,047,564	$980,767
Washington Gas Light Company preferred stock	28,173	28,173	28,173	28,173	28,173
Long-term debt, excluding current maturities	587,213	592,875	561,830	603,738	616,419

Total capitalization	$1,818,101	$1,774,443	$1,687,701	$1,679,475	$1,625,359

OTHER FINANCIAL DATA
Total assets—year-end	$3,809,034	$3,643,894	$3,349,890	$3,243,543	$3,046,361
Property, plant and equipment-net—year-end	$2,489,901	$2,346,208	$2,269,141	$2,208,302	$2,150,441
Capital expenditures
Accrual basis(a)	$218,655	$134,491	$137,505	$131,433	$158,101
Cash basis adjustments	(17,115)	(4,385)	1,403	3,528	6,430

Cash basis	$201,540	$130,106	$138,908	$134,961	$164,531

Long-term obligations—year-end	$587,213	$592,875	$561,830	$603,738	$616,419
COMMON STOCK DATA
Annualized dividends per share	$1.55	$1.51	$1.47	$1.42	$1.37
Dividends declared per share	$1.5400	$1.5000	$1.4575	$1.4075	$1.3650
Closing price	$39.07	$37.78	$33.14	$32.45	$33.89
Book value per share—year-end	$23.42	$22.63	$21.89	$20.99	$19.89
Return on average common equity	9.9%	9.8%	11.2%	11.5%	11.3%
Dividend yield on book value	6.6%	6.7%	6.7%	6.8%	6.9%
Dividend payout ratio	67.2%	69.1%	60.7%	59.9%	62.3%
Shares outstanding—year-end (thousands)	51,365	50,975	50,143	49,917	49,316
UTILITY GAS SALES AND DELIVERIES (thousands of therms)
Gas sold and delivered
Residential firm	677,558	662,357	689,986	627,527	648,701
Commercial and industrial
Firm	179,207	170,534	203,039	199,363	203,962
Interruptible	2,573	3,649	3,377	6,543	5,275

Total gas sold and delivered	859,338	836,540	896,402	833,433	857,938

Gas delivered for others
Firm	501,187	481,099	462,051	433,991	433,420
Interruptible	271,421	267,823	273,820	256,626	267,305
Electric generation	140,557	172,995	102,759	92,176	111,950

Total gas delivered for others	913,165	921,917	838,630	782,793	812,675

Total utility gas sales and deliveries	1,772,503	1,758,457	1,735,032	1,616,226	1,670,613

OTHER STATISTICS
Active customer meters—year-end	1,082,983	1,073,722	1,064,071	1,053,032	1,046,201
New customer meters added	9,868	10,563	11,011	12,962	19,373
Heating degree days—actual	3,999	3,825	4,211	3,458	3,955
Weather percent colder (warmer) than normal	6.1%	1.6%	11.6%	(8.7)%	3.7%

(a)	Excludes Allowance for Funds Used During Construction and prepayments associated with capital projects. Includes accruals for capital expenditures and other non-cash additions.

Washington Gas Light Company

Part II

Item 6. Selected Financial Data

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share data)
Years Ended September 30,	2011	2010	2009	2008	2007
SUMMARY OF EARNINGS
Operating Revenues
Utility	$1,288,539	$1,321,446	$1,505,875	$1,552,344	$1,513,839
Non-utility	–	75	41	66	242

Total operating revenues	$1,288,539	$1,321,521	$1,505,916	$1,552,410	$1,514,081

Income from continuing operations	$68,270	$101,029	$105,265	$112,862	$89,180
Net income applicable to common stock	$68,270	$101,029	$105,265	$112,862	$89,180
CAPITALIZATION-YEAR END
Common shareholder’s equity	$990,135	$994,876	$966,439	$935,049	$885,390
Preferred stock	28,173	28,173	28,173	28,173	28,173
Long-term debt, excluding current maturities	587,213	592,875	561,830	603,745	615,473

Total capitalization	$1,605,521	$1,615,924	$1,556,442	$1,566,967	$1,529,036

OTHER FINANCIAL DATA
Total assets—year-end	$3,379,048	$3,270,276	$3,051,572	$3,022,766	$2,824,206
Property, plant and equipment-net—year-end	$2,448,574	$2,329,528	$2,255,870	$2,197,285	$2,139,221
Capital expenditures
Accrual basis(a)	$191,729	$129,236	$133,447	$129,789	$162,049
Cash basis adjustments	(12,035)	(4,023)	718	3,844	1,061

Cash basis	$179,694	$125,213	$134,165	$133,633	$163,110

Long-term obligations—year-end	$587,213	$592,875	$561,830	$603,745	$615,473
UTILITY GAS SALES AND DELIVERIES (thousands of therms)
Gas sold and delivered
Residential firm	677,558	662,357	689,986	627,527	648,701
Commercial and industrial
Firm	179,207	170,534	203,039	199,363	203,962
Interruptible	2,573	3,649	3,377	6,543	5,275

Total gas sold and delivered	859,338	836,540	896,402	833,433	857,938

Gas delivered for others
Firm	501,187	481,099	462,051	433,991	433,420
Interruptible	271,421	267,823	273,820	256,626	267,305
Electric generation	140,557	172,995	102,759	92,176	111,950

Total gas delivered for others	913,165	921,917	838,630	782,793	812,675

Total utility gas sales and deliveries	1,772,503	1,758,457	1,735,032	1,616,226	1,670,613

OTHER STATISTICS
Active customer meters—year-end	1,082,983	1,073,722	1,064,071	1,053,032	1,046,201
New customer meters added	9,868	10,563	11,011	12,962	19,373
Heating degree days—actual	3,999	3,825	4,211	3,458	3,955
Weather percent colder (warmer) than normal	6.1%	1.6%	11.6%	(8.7)%	3.7%

(a)	Excludes Allowance for Funds Used During Construction and prepayments associated with capital projects. Includes accruals for capital expenditures and other non-cash additions.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) analyzes the financial condition, results of operations and cash flows of WGL Holdings and its subsidiaries. It also includes management’s analysis of past financial results and potential factors that may affect future results, potential future risks and approaches that may be used to manage them. Except where the content clearly indicates otherwise, “WGL Holdings,” “we,” “us” or “our” refers to the holding company or the consolidated entity of WGL Holdings and all of its subsidiaries.

Management’s Discussion is divided into the following two major sections:

•

WGL Holdings—This section describes the financial condition and results of operations of WGL Holdings and its subsidiaries on a consolidated basis. It includes discussions of our regulated operations, including Washington Gas and Hampshire, and our non-utility operations.

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

Our core subsidiary, Washington Gas, engages in the delivery and sale of natural gas that is regulated by regulatory commissions in the District of Columbia, Maryland and Virginia. Through the wholly owned unregulated subsidiaries of Washington Gas Resources, we offer energy-related products and services. We offer competitively priced natural gas and electricity to customers through WGEServices, our non-utility retail energy-marketing subsidiary. We offer design-build energy efficient and sustainable solutions focused on upgrading energy related systems of large government and commercial facilities through WGESystems.

Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. These activities include the operations of CEV, a non-utility wholesale energy solutions company that engages in acquiring and optimizing the natural gas storage and transportation assets and WGSW which was formed to invest in certain renewable energy projects. Both CEV and WGSW are wholly owned subsidiaries of Washington Gas Resources. Administrative costs associated with WGL Holdings and Washington Gas Resources are also included in “Other activities.”

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Refer to the Business section under Item 1 of this report for further discussion of our regulated utility and non-utility business segments. For further discussion of our financial performance by operating segment, refer to Note 15—Operating Segment Reporting of the Notes to Consolidated Financial Statements.

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

Weather Conditions and Weather Patterns

Washington Gas.    Washington Gas’ operations are seasonal, with a significant portion of its revenues derived from the delivery of natural gas to residential and commercial heating customers during the winter heating season. Weather conditions directly influence the volume of natural gas delivered by Washington Gas. Weather patterns tend to be more volatile during “shoulder” months within our fiscal year in which Washington Gas is going into or coming out of the primary portion of its winter heating season. During the shoulder months within quarters ending December 31 (particularly in October and November) and June 30 (particularly in April and May), customer heating usage may not correlate highly with historical levels or with the level of heating degree days (HDDs) that occur, particularly when weather patterns experienced are not consistently cold or warm.

Washington Gas’ rates are determined on the basis of expected normal weather conditions. Washington Gas has a weather protection strategy that is designed to neutralize the estimated financial effects of variations from normal weather. Refer to the section entitled “Market Risk—Weather Risk” for a further discussion of Washington Gas’ weather protection strategies.

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

Regulatory Environment and Regulatory Decisions

Washington Gas is regulated by the PSC of DC, the PSC of MD and the SCC of VA. These regulatory commissions approve the terms and conditions of service and the rates that Washington Gas can charge customers for its rate-regulated services in their respective jurisdictions. Changes in these rates as ordered by regulatory commissions affect Washington Gas’ financial performance.

Washington Gas expects that regulatory commissions will continue to set the prices and terms for delivery service that give it an opportunity to recover reasonable operating expenses and earn a just and reasonable rate of return on the capital invested in its distribution system.

WGEServices is subject to the jurisdictional requirements of the public service regulatory commissions of the states in which the company is authorized as a competitive service provider. These regulatory commissions: (i) authorize WGEServices to provide service, review certain terms and conditions of service and (ii) establish the regulatory rules for interactions between the utility and the competitive service provider. In addition these

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

regulatory commissions issue orders and promulgate rules that establish the broad structure and conduct of retail energy markets. Changes to the rules and orders by the regulatory commissions may affect WGEServices’ financial performance.

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

The increase in demand for pipeline and storage capacity compared to the available capacity is a business issue for local distribution companies, such as Washington Gas. Aside from the economic recession, historically, Washington Gas’ customer base has grown at an annual rate of approximately two percent. It is expected to return to this historical growth rate over the next few years as the new housing market recovers. To help maintain the adequacy of pipeline and storage capacity for its growing customer base, Washington Gas has contracted with various interstate pipeline and storage companies to expand its transportation and storage capacity services to Washington Gas. The final capacity expansion project is expected to be placed into service during fiscal year 2014. Additionally, Washington Gas anticipates enhancing its peaking capacity by constructing a LNG peaking facility that is expected to be completed and placed in service by the 2019-2020 winter heating season (refer to the section entitled “Liquidity and Capital Resources—Capital Expenditures”). Washington Gas will continue to monitor other opportunities to acquire or participate in obtaining additional pipeline and storage capacity that will support customer growth and improve or maintain the high level of service expected by its customer base.

WGEServices.    WGEServices contracts for storage and pipeline capacity to meet its customers’ needs primarily through transportation releases and storage services allocated from the utility companies in the various service territories in which it provides retail natural gas.

Diversity of Natural Gas Supply

Washington Gas.    An objective of Washington Gas’ supply sourcing strategy is to diversify receipts from multiple production areas to meet all firm customers’ natural gas supply requirements. This strategy is designed to protect Washington Gas’ receipt of supply from being curtailed by possible financial difficulties of a single supplier, natural disasters and other unforeseen events, and to take advantage of competitive commodity prices associated with natural gas supplies.

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

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Volatility of Natural Gas Prices

Volatility of natural gas prices impacts customer usage and has different short-term and long-term effects on our business. The impact is also different between the regulated utility segment and the non-utility retail energy-marketing segment as described below.

Washington Gas.    Under its regulated gas cost recovery mechanisms, Washington Gas records cost of gas expense equal to the cost of gas that is recovered in revenues from customers for each period reported. An increase in the cost of gas due to an increase in the purchase price of the natural gas commodity generally has no direct effect on Washington Gas’ net income. However, to the extent Washington Gas does not have regulatory mechanisms in place to mitigate the indirect effects of higher gas prices, its net income may decrease for factors such as: (i) lower natural gas consumption caused by customer conservation; (ii) increased short-term interest expense to finance a higher natural gas storage and accounts receivables balances and (iii) higher expenses for uncollectible accounts.

Various regulatory mechanisms help to mitigate these effects on Washington Gas’ revenue and net income. The RNA is a billing mechanism that decouples Washington Gas’ non-gas revenues from actual delivered volumes of gas in Maryland. In addition, Virginia has two additional regulatory mechanisms, the WNA and CRA that collectively eliminate the effect of both weather and other factors such as conservation (refer to the section entitled “Rates and Regulatory Matters” for further discussion of Washington Gas’ RNA, WNA and CRA application).

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

Non-Weather Related Changes in Natural Gas Consumption Patterns

Natural gas supply requirements are affected by changes in the natural gas consumption patterns of our customers that are driven by factors other than weather. Natural gas usage per customer may decline as customers change their consumption patterns in response to: (i) more volatile and higher natural gas prices, as discussed above; (ii) customers’ replacement of gas appliances with more efficient appliances and (iii) a decline in the economy in the region in which we operate.

In each jurisdiction in which Washington Gas operates, changes in customer usage profiles are reflected in rate case proceedings where rates are adjusted to reflect current customer usage. Changes in customer usage by existing customers that occur subsequent to rate case proceedings in the Maryland jurisdiction generally will not change revenues because the RNA mechanism stabilizes the level of delivery charge revenues received from customers.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

In Virginia, decoupling rate mechanisms for residential customers permit Washington Gas to adjust revenues for non-weather related changes in customer usage. The WNA and the CRA are billing mechanisms that eliminate the effects of both weather and other factors such as conservation.

In the District of Columbia, decreases in customer usage by existing customers that occur subsequent to its most recent rate case proceeding will have the effect of reducing revenues, which may be offset by the favorable effect of adding new customers. The PSC of DC denied Washington Gas’ tariff application seeking the implementation of an RNA as the Commission determined that it would be more appropriate to consider the RNA proposal in the context of a fully litigated base rate case (refer to the section entitled “Rates and Regulatory Matters” for further discussion of Washington Gas’ regulatory applications).

Maintaining the Safety and Reliability of the Natural Gas Distribution System

Maintaining and improving the public safety and reliability of Washington Gas’ natural gas distribution system is our highest priority which provides benefits to both customers and investors through lower costs and improved customer service. Washington Gas continually monitors and reviews changes in the codes and regulations that govern the operation of the distribution system and refines its safety practices, with a particular focus on design, construction, maintenance, operation, replacement, inspection and monitoring practices to meet or exceed these requirements. Significant changes in regulations can impact the cost of operating and maintaining the system and operational issues that affect public safety and the reliability of Washington Gas’ natural gas distribution system that are not addressed within a timely and adequate manner could significantly and adversely affect our future earnings and cash flows, as well as result in a loss of customer confidence.

Washington Gas is experiencing operational issues associated with the receipt of low HHC gas from pipelines serving Washington Gas. Refer to the section entitled “Operating Issues Related to Cove Point Natural Gas Supply” for a discussion of the specific operational issues involved.

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

The residential market generates a significant portion of Washington Gas’ net income. In its service territory, Washington Gas continues to attract the majority of the new residential construction market. Consumers’ continuing preference for natural gas allows Washington Gas to maintain a strong market presence.

In each of the jurisdictions served by Washington Gas, regulators and utilities have implemented customer choice programs to purchase natural gas. These programs allow customers the choice of purchasing their natural gas from unregulated third party marketers, rather than from the local utility. There is no direct effect on Washington Gas’ net income when customers purchase their natural gas commodity from unregulated third party marketers because Washington Gas charges its customers the cost of gas without any mark-up. The transfer of sales customers to third party marketers does reduce the level of investment in storage inventory, thereby lowering our recovery of carrying charges.

WGEServices.    WGEServices competes with regulated utilities and other unregulated third party marketers to sell the natural gas and electric commodity to customers. Marketers of these commodities compete largely on

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

price; therefore, gross margins (representing revenues less costs of energy) are relatively small. WGEServices is exposed to certain credit and market risks associated with both its natural gas and electric supply (refer to the sections entitled “Credit Risk” and “Market Risk” for further discussion of these risk exposures and how WGEServices manages them).

WGEServices’ electric sales growth opportunities are significantly affected by the price for Standard Offer Service (SOS) offered by electric utilities. These rates, often identified by customer class, are periodically reset based on the regulatory requirements in each jurisdiction. Future opportunities to add new electric customers will be dependent on the competitiveness of the relationship between WGEServices’ service rates, SOS rates offered by local electric utilities as well as the prices offered by other energy marketers.

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

The national economy has shown continued growth in gross domestic product, personal consumption, and fixed investment during fiscal 2011. The unemployment rate has also improved modestly. Our regulated utility continues to benefit from customer growth in our service area, and recent gains in housing prices in the Washington DC area indicate strengthening demand and improved prospects for housing and continued customer growth in the future. We remain cautiously optimistic about these trends, but are mindful of the legislative tug-of-war between the short-term need for continued economic stimulus and the long-term need for controlled federal spending.

In this environment, and recognizing continued concerns about both employment and the possibility of a second dip in the economic recovery, WGL Holdings and Washington Gas may be affected in the following ways: (i) continued levels of customer conservation; (ii) year-over-year increases in uncollectible accounts expense; and (iii) continued low growth rates in customers and related capital expenditures including higher rates of unoccupied homes where there is not an active account. Refer to “Non-Weather Related Changes in Natural Gas Consumption Patterns”, above, for a discussion of regulatory mechanisms in place to mitigate the effects of customer conservation at Washington Gas.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Treasury interest rates fell during fiscal year 2011, and investor demand for high-credit-quality issuers was strong. Credit availability for builders and homebuyers increased somewhat during the year, but recent turmoil in the capital markets may affect this trend and temper new construction growth. In spite of falling commodity prices, year-over-year inflation was 3.9%, as measured by the consumer price index (CPU-I). Refer to “Inflation/Deflation” below for a discussion of the regulatory impacts of inflation and the section entitled “General Factors Affecting Liquidity” for a discussion of our access to capital markets.

We require short-term debt financing to manage our working capital needs and long-term debt financing to support the capital expenditures of Washington Gas. A rise in interest expense paid without the timely recognition of the higher cost of debt in the utility rates charged by Washington Gas to its customers could adversely affect future earnings. A rise in short-term interest rates from current low levels, without the higher cost of debt being reflected in the prices charged to customers, could also negatively affect the results of operations of our retail energy-marketing segment.

Inflation/Deflation

From time to time, Washington Gas seeks approval for rate increases from regulatory commissions to help it manage the effects of inflation on its operating costs, capital investment, and returns. A significant impact of inflation is on Washington Gas’ replacement cost of plant and equipment. While the regulatory commissions having jurisdiction over Washington Gas’ retail rates allow depreciation only on the basis of historical cost to be recovered in rates, we anticipate that Washington Gas should be allowed to recover the increased costs of its investment and earn a return thereon after replacement of the facilities occurs.

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

Use of Business Process Outsourcing

In fiscal year 2007, Washington Gas entered into a 10-year BPO agreement with Accenture PLC (Accenture) to outsource certain of its business processes related to human resources, information technology, consumer services and finance operations. While Washington Gas expects the agreement to continue to benefit customers and shareholders during the term of the contract, the continued management of service levels provided is critical to the success of this outsourcing arrangement.

Washington Gas has implemented a BPO Governance organization and a comprehensive set of processes to monitor and control the cost effectiveness and quality of services provided through the BPO.

Labor Contracts, Including Labor and Benefit Costs

Washington Gas has five labor contracts with bargaining units represented by three labor unions. In May 2007, Washington Gas entered into a five-year labor contract with the Teamsters Local Union No. 96 (Local 96), an affiliate of the International Brotherhood of Teamsters. The contract covers approximately 600 employees and is effective through May 31, 2012. On April 21, 2011, Washington Gas entered into a 24 month labor contract with The Office and Professional Employees International Union Local No. 2 (A.F.L.-C.I.O.). The contract covers approximately 115 employees and is effective beginning April 1, 2011 through March 31, 2013. Local 96, representing union-eligible employees in the Shenandoah Gas division of Washington Gas, has a five-year labor

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

contract with Washington Gas that became effective on June 14, 2007 and expires on July 31, 2012. This contract covers approximately 23 employees. Additionally, on August 1, 2011, Washington Gas entered into two new three-year labor contracts with the International Brotherhood of Electrical Workers Local 1900 that together, cover approximately 23 employees. These two contracts expire on July 31, 2014. Washington Gas is subject to the terms of its labor contracts with respect to operating practices and compensation matters dealing with employees represented by the various bargaining units described above.

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

Accounting for Regulatory Operations—Regulatory Assets and Liabilities

A significant portion of our business is subject to regulation by independent government regulators. As the regulated utility industry continues to address competitive market issues, the cost-of-service regulation used to compensate Washington Gas for the cost of its regulated operations will continue to evolve. Non-traditional ratemaking initiatives and market-based pricing of products and services could have additional long-term financial implications for us. The carrying cost of Washington Gas’ investment in fixed assets assumes continued regulatory oversight of our operations.

Washington Gas’ jurisdictional tariffs contain mechanisms that provide for the recovery of the cost of gas applicable to firm customers. Under these mechanisms, Washington Gas periodically adjusts its firm customers’

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

rates to reflect increases and decreases in the cost of gas. Annually, Washington Gas reconciles the difference between the gas costs collected from firm customers and the cost of gas incurred. Washington Gas defers any excess or deficiency and either recovers it from, or refunds it to, customers over a subsequent twelve-month period.

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

The current regulatory environment and Washington Gas’ specific facts and circumstances support both the continued application of FASB ASC Topic 980 for our regulatory activities and the conclusion that all of our regulatory assets and liabilities as of September 30, 2011 are recoverable or refundable through rates charged to customers.

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

Accounting for Contingencies

We account for contingent liabilities utilizing ASC Topic 450, Contingencies. By their nature, the amount of the contingency and the timing of a contingent event are subject to our judgment of such events and our estimates of the amounts. Actual results related to contingencies may be difficult to predict and could differ significantly from the estimates included in reported earnings. For a discussion of contingencies, see Note 13—Commitments of the Notes to Consolidated Financial Statements.

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

Accounting for Pension and Other Post-Retirement Benefit Plans

Washington Gas maintains a qualified, trusteed, employee-non-contributory defined benefit pension plan (qualified pension plan) covering most active and vested former employees of Washington Gas and a separate non-funded defined benefit supplemental retirement plan (DB SERP) covering most executive officers. Washington Gas accrues the estimated benefit obligation for all of our defined benefit plans as earned by the covered employees. For the unfunded DB SERP and defined benefit restoration plan (DB Restoration), Washington Gas pays, from internal funds, the individual benefits as they are due. Beginning in 2009, the Company began closing these plans to new entrants. As of January 1, 2010, all new employees were entitled to defined contribution plans, and certain management employees receive benefits under a non-funded defined benefit restoration plan. Washington Gas also provides certain healthcare and life insurance benefits for retired employees which are accrued and funded in a trust on an actuarial basis over the work life of the retirees. The qualified pension plan, DB SERP, DB Restoration and health and post-retirement plans are collectively referred to as the “Plans.”

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

We determine the discount rate based on a bond portfolio analysis of high quality bonds (AA- or better) whose maturities match or exceed our expected benefit payments. We determine the expected long-term rate of return by averaging the expected earnings for the target asset portfolio. In developing the expected rate of return

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

assumption, we evaluate an analysis of historical actual performance and long-term return projections, which gives consideration to the asset mix and anticipated length of obligation of the Plans. Historically, the expected long-term return on plan assets has been lower for the health and life benefit plan than for the qualified pension plan due to differences in the allocation of the assets in the plan trusts and the taxable status of one of the trusts. We calculate the rate of compensation increase based on salary expectations for the near-term, expected inflation levels and promotional expectations. The healthcare cost trend rate is determined by working with insurance carriers, reviewing historical claims data for the health and life benefit plan, and analyzing market expectations.

The following table illustrates the effect of changing these actuarial assumptions, while holding all other assumptions constant:

Effect of Changing Critical Actuarial Assumptions

(In millions)	Pension Benefits			Health and Life Benefits
Actuarial Assumptions	Percentage- Point Change in Assumption	Increase (Decrease) in Ending Obligation	Increase (Decrease) in Annual Cost	Increase (Decrease) in Ending Obligation	Increase (Decrease) in Annual Cost
Expected long-term return on plan assets	+/– 1.00 pt.	n/a	$(5.9) / $5.9	n/a	$(2.9) / $2.9
Discount rate	+/– 0.25 pt.	$(22.9) / $24.1	$(1.7) / $1.8	$(17.8) / $18.9	$(1.3) / $1.4
Rate of compensation increase	+/– 0.25 pt.	$4.3 / $(4.2)	$0.8 / $(0.8)	n/a	n/a
Healthcare cost trend rate	+/– 1.00 pt.	n/a	n/a	$78.2 / $(62.6)	$10.6 / $(8.5)

Differences between actuarial assumptions and actual plan results are deferred and amortized into cost when the accumulated differences exceed ten percent of the greater of the Projected Benefit Obligation or the market-related value of the plan assets. If necessary, the excess is amortized over the average remaining service period of active employees. At September 30, 2011, the discount rate for the pension, DB SERP and DB Restoration plans decreased to 5.30% from 5.50% from the comparable period. The health and post-retirement plans discount rate also decreased to 5.10% from 5.75% during the same period. The lower discount rates reflect the change in long-term interest rates primarily due to current market conditions. Refer to Note 10—Pension and Other Post-Retirement Benefit Plans of the Notes to Consolidated Financial Statements for a listing of the actuarial assumptions used and for a further discussion of the accounting for the Plans.

Stock-Based Compensation

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

We issued both performance shares and performance units in fiscal year 2011; however, we did not issue stock options. As of September 30, 2011, there are prior years’ option grants outstanding with an exercise price at the market value of our common stock on the date of the grant. Our stock options generally have a vesting period of three years, and expire ten years from the date of the grant.

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

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

WGL HOLDINGS, INC.

RESULTS OF OPERATIONS

We analyze the operating results using utility net revenues for the regulated utility segment and gross margins for the retail energy-marketing segment. Both utility net revenues and gross margins are calculated as revenues less the associated cost of energy and applicable revenue taxes. We believe utility net revenues is a better measure to analyze profitability than gross operating revenues for our regulated utility segment because the cost of the natural gas commodity and revenue taxes are generally included in the rates that Washington Gas charges to customers as reflected in operating revenues. Accordingly, changes in the cost of gas and revenue taxes associated with sales made to customers generally have no direct effect on utility net revenues, operating income or net income. We consider gross margins to be a better reflection of profitability than gross revenues or gross energy costs for our retail energy-marketing segment because gross margins are a direct measure of the success of our core strategy for the sale of natural gas and electricity.

Neither utility net revenues nor gross margins should be considered as an alternative to, or a more meaningful indicator of our operating performance, than net income. Our measures of utility net revenues and retail energy-marketing gross margins may not be comparable to similarly titled measures of other companies. Refer to the sections entitled “Results of Operations—Regulated Utility Operating Results” and “Results of Operations—Non-Utility Operating Results” for the calculation of utility net revenues and gross margins, respectively, as well as a reconciliation to operating income and net income for both segments.

Summary Results

WGL Holdings reported net income of $117.1 million, $109.9 million and $120.4 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively. We earned a return on average common equity of 9.9%, 9.8% and 11.2%, respectively, during each of these three fiscal years.

The following table summarizes our net income (loss) by operating segment for fiscal years ended September 30, 2011, 2010 and 2009.

Net Income (Loss) by Operating Segment

	Years Ended September 30,			Increase (Decrease)
(In millions)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Regulated utility	$69.2	$101.7	$106.0	$(32.5)	$(4.3)
Non-utility operations:
Retail energy-marketing	48.8	11.1	15.0	37.7	(3.9)
Design-build energy systems	0.5	(0.6)	3.1	1.1	(3.7)
Other, principally non-utility activities	(1.4)	(2.3)	(3.7)	0.9	1.4
Total non-utility	47.9	8.2	14.4	39.7	(6.2)
Net income	$117.1	$109.9	$120.4	$7.2	$(10.5)

Earnings per average common share
Basic	$2.29	$2.17	$2.40	$0.12	$(0.23)
Diluted	$2.28	$2.16	$2.39	$0.12	$(0.23)

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results

The following table summarizes the regulated utility segment’s operating results for fiscal years ended September 30, 2011, 2010 and 2009.

Regulated Utility Operating Results

	Years Ended September 30,			Increase (Decrease)
(In millions)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Utility net revenues:
Operating revenues	$1,288.5	$1,321.4	$1,505.9	$(32.9)	$(184.5)
Less: Cost of gas	619.6	642.0	829.9	(22.4)	(187.9)
Revenue taxes	83.7	64.4	61.1	19.3	3.3
Total utility net revenues	585.2	615.0	614.9	(29.8)	0.1
Operation and maintenance	277.5	260.6	255.5	16.9	5.1
Depreciation and amortization	90.3	93.1	94.5	(2.8)	(1.4)
General taxes and other assessments—other	52.6	51.3	48.7	1.3	2.6
Operating income	164.8	210.0	216.2	(45.2)	(6.2)
Other income (expenses)—net, including preferred stock dividends	1.3	(0.8)	0.3	2.1	(1.1)
Interest expense	40.5	39.9	44.1	0.6	(4.2)
Income tax expense	56.4	67.6	66.4	(11.2)	1.2
Net income	$69.2	$101.7	$106.0	$(32.5)	$(4.3)

Fiscal Year 2011 vs. Fiscal Year 2010.    The $32.5 million decrease in net income primarily reflects: (i) a $25.1 million decrease in unrealized margins associated with our asset optimization program; (ii) $7.0 million in higher employee benefit expense primarily due to changes in pension and retiree medical plan valuation assumptions; (iii) a $5.5 million impairment of a previously approved Maryland regulatory asset established in 2008 for the initial implementation costs associated with our BPO plan; (iv) $5.5 million in higher depreciation expense due to the growth in, and mix of, our investment in utility plant; (v) a $5.3 million estimated refund to customers in connection with an order by the PSC of MD related to a cash settlement of gas imbalances with competitive service providers; (vi) a $4.7 million write-off of a regulatory asset related to a change in the tax effect of Medicare Part D (Med D); (vii) a $3.1 million decrease relating to the impact of the reduction in Maryland depreciation rates effective on June 1, 2010, creating a timing difference between the recognition and recovery of depreciation expense in 2010; (viii) $4.1 million in higher operating expenses primarily attributable to system software upgrades and workforce planning initiatives; (ix) $2.1 million in higher net costs for weather protection products related to the District of Columbia and (x) a $1.2 million comparison to 2010 results which were favorably impacted by a one-time retroactive recovery of hexane costs.

Partially offsetting these unfavorable variances were: (i) a $3.9 million increase in realized margins associated with our asset optimization program; (ii) a $6.1 million decrease in recurring BPO costs; (iii) a $3.8 million increase in revenues related to growth of more than 9,800 average customer meters and (iv) a $1.3 million decrease in incentive plan benefit costs net of an increase in direct labor costs.

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

Composition of Changes in Utility Net Revenues

	Increase (Decrease)
(In millions)	2011 vs. 2010	2010 vs. 2009
Customer growth	$3.8	$4.6
Estimated weather effects	2.0	(2.4)
Estimated change in natural gas consumption patterns	–	5.3
Impact of rate/depreciation cases	(10.6)	(1.1)
Gas administrative charge	(0.2)	(3.2)
Asset optimization:
Realized margins	3.4	(4.4)
Unrealized mark-to-market valuations	(25.1)	7.8
Lower-of-cost or market adjustment	0.5	7.6
Storage carrying costs	(1.0)	(6.3)
Earnings Sharing Mechanism	–	(0.7)
Reversal of reserve for natural gas costs	–	(4.6)
Competitive service provider imbalance cash settlement	(5.3)	–
Other	2.7	(2.5)
Total	$(29.8)	$0.1

Customer growth—Average active customer meters increased 9,900 from fiscal year 2010 to 2011. Average active customer meters increased 8,900 from fiscal year 2009 to 2010.

Estimated weather effects—Weather, when measured by HDDs, was 6.1% colder than normal during the year ended September 30, 2011, and was 1.6% and 11.6% colder than normal during the years ended September 30, 2010 and 2009, respectively. Washington Gas has a weather protection strategy that is designed to neutralize the estimated financial effects of variations from normal weather on net income (refer to the section entitled “Weather Risk” for further discussion of our weather protection strategy). Washington Gas executed heating degree day derivative contracts to manage its exposure to variations from normal weather in the District of Columbia and offset the benefits reflected above. Changes in the fair value of these contracts are reflected in operation and maintenance expenses. Including the effects of our weather protection strategy, there were no material effects on net income attributed to colder or warmer weather for the years ended September 30, 2011, 2010 or 2009.

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

GAC—Represents a regulatory mechanism in all jurisdictions that provides for recovery of uncollectible accounts expense related to changes in gas costs. Higher/lower recoveries reflect GAC rate changes in Maryland, Virginia and the District of Columbia. The related uncollectible accounts expense is included in operation and maintenance expenses.

Asset optimization—We recorded a net unrealized loss associated with our energy-related derivatives of $13.2 million for the fiscal year ended September 30, 2011, and net unrealized gains of $11.9 million and $4.1 million for the years ended September 30, 2010 and 2009, respectively. When these derivatives settle, any unrealized amounts will ultimately reverse and Washington Gas will realize margins in combination with related transactions that these derivatives economically hedge. Unfavorably affecting asset optimization margins were $0.3 million, $0.8 million and $8.4 million of lower-of-cost or market adjustments associated with storage capacity assets utilized for asset optimization during fiscal years ended September 30, 2011, 2010 and 2009, respectively. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for further discussion of our asset optimization program.

Storage Carrying Costs—Each jurisdiction provides for the recovery of carrying costs based on the cost of capital in each jurisdiction, multiplied by the monthly average balance of storage gas inventory. The year over year comparisons reflect lower average storage gas inventory investment balances primarily due to lower weighted average cost of gas in inventory.

Earnings Sharing Mechanism—The Virginia ESM shares with shareholders and customers in Virginia, earnings that exceed a target rate of return on equity. We recorded an estimated $4.8 million liability in fiscal year 2008 and a true-up to that liability in fiscal year 2009 to reflect the actual obligation approved by the SCC of VA. No obligations were recorded under this mechanism for fiscal years 2011, 2010 or 2009. Refer to the section entitled “Rates and Regulatory Matters—Performance-Based Rate Plans” included in Management’s Discussion for Washington Gas for a further discussion of the ESM.

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

Competitive Service Provider imbalance cash settlement—In September 2011, the PSC of MD ordered Washington Gas to refund to customers an amount associated with a cash settlement of gas imbalances with competitive service providers. The order remanded the matter to a hearing examiner to determine the amount of the refund as the difference between charges made to customers and the charges that would have been incurred had the imbalances been made up through volumetric adjustments. The amount recorded in fiscal year 2011 is Washington Gas’ estimate of this refund.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Operation and Maintenance Expenses.    The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility segment between years.

Composition of Changes in Operation and Maintenance Expenses

	Increase (Decrease)
(In millions)	2011 vs. 2010	2010 vs. 2009
Employee benefits	$7.0	$13.4
Uncollectible accounts	0.5	(5.0)
BPO	(6.1)	(2.8)
BPO regulatory asset amortization/impairment	5.8	–
Weather derivative benefits:
(Benefit)/loss	2.0	(2.4)
Premium costs and fair value effects	2.1	(2.4)
Labor and incentive plans	(1.3)	2.4
Hexane costs	1.2	1.8
Support services and other IT infrastructure projects	2.3	–
Operations, engineering, compliance and safety	1.8	2.1
Other operating expenses	1.6	(2.0)
Total	$16.9	$5.1

Employee benefits—The increase in employee benefits expense for both year over year comparisons reflects higher pension and other post-retirement benefits due to changes in plan asset values and discount rate assumptions used to measure the benefit obligation partially offset by a charge in fiscal year 2010 for a loss of $3.5 million in connection with a partial settlement of the SERP.

Uncollectible accounts—The expense remains constant between 2011 and 2010. The reduction in uncollectible accounts expense in 2010 from 2009 tracks the lower revenues due to reduced gas costs reflected in fiscal year 2010 compared to the prior year and an additional reserve in 2009 for the effect of a customer payment relief program adopted in Maryland.

BPO—The year-over-year comparison of fiscal year 2011 to 2010 reflects lower recurring service costs and lower mainframe services and maintenance costs. The year-over-year comparison of fiscal year 2010 to 2009 reflects a scheduled decrease in the recurring service costs commencing in July 2009 and lower mainframe services and maintenance costs.

BPO regulatory asset amortization/impairment—The increase in expense in 2011 is due to an impairment of a previously approved regulatory asset in Maryland for costs incurred in implementing the BPO. These costs are no longer probable of recovery as a result of an order issued by the PSC of MD for Washington Gas’ most recent rate case filing.

Weather derivative benefits/losses—The effects of hedging variations from normal weather in the District of Columbia for fiscal years 2011, 2010, and 2009 are recorded to operation and maintenance expense. During fiscal year 2011, Washington Gas recorded losses of $3.1 million (pre-tax) related to its weather derivatives as a result of colder-than-normal weather and received a benefit of $0.3 million for premiums on our weather related derivatives. During fiscal year 2010, Washington Gas recorded losses of $0.8 million (pre-tax) related to its weather derivatives as a result of colder-than-normal weather and received a benefit of $2.1 million for premiums on our weather related derivatives. During fiscal year 2009, Washington Gas recorded losses of $2.9 million (pre-

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

tax) related to its weather derivatives as a result of colder-than-normal weather and incurred a cost of $0.3 million for premiums on our weather related derivatives. The benefits or losses of the weather-related derivatives are offset by the effect of weather on utility net revenues.

Labor and incentive plans—The decrease in expense in fiscal year 2011 compared to 2010 reflects a decrease in incentive plan benefit costs in 2011, partially offset by an increase in direct labor costs. The increase in expense in fiscal year 2010 compared to 2009 reflects an increase in incentive plan benefit costs in 2010 and a forfeiture rate change that lowered the prior year expense.

Hexane costs—The increase in expense in fiscal year 2011 compared to 2010 reflects higher costs due to a regulatory ruling which allowed retroactive recovery of costs in 2010. The cost for hexane increased primarily due to higher commodity prices and additional volumes for new plants added in 2010. This increase was more than offset by the recognition of regulatory assets in both the District of Columbia and Virginia for hexane cost recovery authorized in fiscal year 2010.

Support services and other IT infrastructure projects—The increase in fiscal year 2011 compared to 2010 reflects higher project expenses primarily attributable to system upgrades.

Operations, engineering, compliance and safety—The increase during the year ended September 30, 2011 compared to the prior fiscal year reflects the cost of multiple workforce planning initiatives and higher expenses related to system safety programs.

Depreciation and Amortization.    The following table provides the key factors contributing to the changes in depreciation and amortization of the regulated utility segment between years.

Composition of Changes in Depreciation and Amortization

	Increase (Decrease)
(In millions)	2011 vs. 2010	2010 vs. 2009
Property, plant and equipment	$5.5	$3.3
New depreciation rates—Maryland	(7.5)	(3.7)
Retirement of plant assets	(0.8)	(0.8)
Other	–	(0.2)
Total	$(2.8)	$(1.4)

New depreciation rates—Depreciation expense decreased as a result of depreciation rates effective June 1, 2010 as approved in an order issued by the PSC of MD. In 2011, this decrease is fully offset by decreases in revenue. However, in 2010, there is a timing difference between expense and revenue recognition during the fiscal year as the expense reduction is reflected on a straight line basis while the revenue reduction occurs consistent with the seasonal volatility of revenues. Partially offsetting the decrease in Maryland depreciation rates is an increase in depreciation expense in all jurisdictions related to the increase in, and changes in the asset mix of, our investment in utility plant. Refer to the section entitled “Rates and Regulatory Matters—Depreciation Study” for further discussion of depreciation matters.

Other Changes in Expenses.  The year over year comparisons reflect an increase in general taxes due to an increase in property taxes. In addition, the effective income tax rates in 2011 and 2010 increased as a result of higher state taxes and the effects of the healthcare legislation.

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

Retail-Energy Marketing Financial and Statistical Data

	Years Ended September 30,			Increase (Decrease)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Operating Results (In millions)
Gross margins:
Operating revenues	$1,443.3	$1,390.5	$1,192.0	$52.8	$198.5
Less: Cost of energy	1,300.9	1,324.0	1,127.4	(23.1)	196.6
Revenue taxes	5.5	3.2	1.1	2.3	2.1
Total gross margins	136.9	63.3	63.5	73.6	(0.2)
Operation expenses	52.3	41.3	35.0	11.0	6.3
Depreciation and amortization	0.9	0.8	0.8	0.1	–
General taxes and other assessments—other	4.3	3.7	3.0	0.6	0.7
Operating income	79.4	17.5	24.7	61.9	(7.2)
Other income (expenses)-net	0.1	–	0.1	0.1	(0.1)
Interest expense	0.1	0.2	0.6	(0.1)	(0.4)
Income tax expense	30.6	6.2	9.2	24.4	(3.0)
Net income	$48.8	$11.1	$15.0	$37.7	$(3.9)

Analysis of gross margins (In millions)
Natural gas
Realized margins	$44.3	$33.4	$45.7	$10.9	$(12.3)
Unrealized mark-to-market gains (losses)	5.5	(15.8)	0.3	21.3	(16.1)
Total gross margins—natural gas	49.8	17.6	46.0	32.2	(28.4)
Electricity
Realized margins	$68.0	$49.4	$37.3	$18.6	$12.1
Unrealized mark-to-market gains (losses)	19.1	(3.7)	(19.8)	22.8	16.1
Total gross margins—electricity	87.1	45.7	17.5	41.4	28.2
Total gross margins	$136.9	$63.3	$63.5	$73.6	$(0.2)

Other Retail-Energy Marketing Statistics
Natural gas
Therm sales (millions of therms)	678.4	593.3	627.4	85.1	(34.1)
Number of customers (end of period)	172,200	160,900	151,500	11,300	9,400
Electricity
Electricity sales (millions of kWhs)	10,793.1	9,276.2	5,269.0	1,516.9	4,007.2
Number of accounts (end of period)	182,500	154,900	113,000	27,600	41,900

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Fiscal Year 2011 vs. Fiscal Year 2010.    The retail energy-marketing segment reported net income of $48.8 million for the fiscal year 2011, an increase of $37.7 million from net income of $11.1 million reported for fiscal year 2010. This comparison primarily reflects higher gross margins from the sale of natural gas and electricity partially offset by increased general and administrative expenses due to increased marketing initiatives and higher labor expenses.

Gross margins from natural gas sales increased $32.2 million in fiscal year 2011 from the prior year. This increase reflects a $21.3 million increase in unrealized mark-to-market margins on energy-related derivatives resulting from fluctuating market prices and an increase in realized margins of $10.9 million due to higher gas sales volumes driven by customer growth and improved unit margins related to colder weather and higher wholesale deliveries.

Gross margins from electric sales increased $41.4 million in fiscal year 2011 over the prior year. This increase reflects a $22.8 million change in unrealized mark-to-market margins on energy-related derivatives from fluctuating market prices and an $18.6 million increase in realized margins due to higher electric sales volumes associated with customer growth and favorable weather and pricing on electricity supply.

Fiscal Year 2010 vs. Fiscal Year 2009.    The retail energy-marketing segment reported net income of $11.1 million for the fiscal year 2010, a decrease of $3.9 million from net income of $15.0 million reported for fiscal year 2009. This comparison primarily reflects lower gross margins from the sale of natural gas and higher operating expenses associated with increased marketing initiatives, partially offset by higher electric gross margins.

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

Design-Build Energy Systems

The design-build energy systems segment reported net income of $0.5 million, a net loss of $0.6 million, and net income of $3.1 million in fiscal years 2011, 2010, and 2009, respectively. The increase in net income in 2011 from 2010 is primarily due to the commencement of project work for government agency customers that was delayed in the prior fiscal year. The decrease in net income in 2010 from 2009 is primarily due to delays in the initiation of certain planned project work for government agency customers in 2010 compared to 2009. Operating expenses were also higher due to increased labor expense associated with expansion plans.

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

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Results for our other non-utility activities reflect net losses of $1.4 million, $2.3 million and $3.7 million for fiscal years 2011, 2010, and 2009, respectively. These comparisons primarily reflect higher gross margins and unrealized gains on energy related derivatives related to CEV offset by higher general and administrative expenses.

Other Income (Expenses)—Net

Other income (expenses)—net reflects income of $2.3 million, $0.9 million and $2.2 million for fiscal years 2011, 2010 and 2009, respectively. These amounts primarily comprise interest income from short-term investments that qualify as cash and cash equivalents as well as interest income associated with certain regulatory items. In addition, WGSW, Inc. holds a 99% interest in ASD Solar, LP and accounts for this investment under the equity method of accounting. All profits and losses are recorded to “other income (expense)-net” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of our investment balance.

Interest Expense

Interest expense was $40.5 million for the fiscal year ended 2011, compared to $40.1 million and $44.9 million for fiscal years 2010 and 2009, respectively. Long-term debt primarily comprises unsecured MTNs issued solely by Washington Gas. The weighted average cost of MTNs was 5.91%, 6.04% and 5.82% at September 30, 2011, 2010 and 2009 respectively. The following table shows the components of the changes in interest expense between years.

Composition of Interest Expense Changes

	Increase (Decrease)
(In millions)	2011 vs. 2010	2010 vs. 2009
Long-term debt	$0.6	$(1.0)
Short-term debt	(0.1)	(1.7)
Other (includes AFUDC(a))	(0.1)	(2.1)
Total	$0.4	$(4.8)

(a) Represents Allowance for Funds Used During Construction.

WGL Holding’s interest expense of $40.5 million for the fiscal year 2011 increased $0.4 million from $40.1 million in fiscal year 2010. The increase for the period primarily reflects higher expense related to uncertain tax positions.

For fiscal year 2010 compared to fiscal year 2009, WGL Holding’s interest expense of $40.1 million decreased $4.8 million from $44.9 million. Lower interest expense was due to lower weighted average interest rates on short-term debt and lower borrowing levels and also reflected a decrease in interest expense associated with customer deposits, among other items.

Income Tax Expense

In March 2010, the Patient Protection and Affordable Care Act (PPACA) eliminated future Med D tax benefits for Washington Gas’ tax years beginning after September 30, 2013. The deferred tax asset related to this benefit was reversed and a regulatory asset was established to reflect the probable recovery of higher future tax expense from customers. Based on positions taken by the staff of the SCC of VA in Washington Gas’ 2011 rate case and in another case, we determined that it was not probable that the SCC of VA would permit recovery of this asset and recorded a $4.7 million charge to tax expense to write-off the related regulatory asset.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES

General Factors Affecting Liquidity

It is important for us to have access to short-term debt markets to maintain satisfactory liquidity to operate our businesses on a near-term basis. Acquisition of natural gas, electricity and pipeline capacity, and the need to finance accounts receivable and storage gas inventory are our most significant short-term financing requirements. The need for long-term capital is driven primarily by capital expenditures and maturities of long-term debt.

Our ability to obtain adequate and cost effective financing depends on our credit ratings as well as the liquidity of financial markets. Our credit ratings depend largely on the financial performance of our subsidiaries, and a downgrade in our current credit ratings could require us to post additional collateral with our wholesale counterparties and adversely affect our borrowing costs, as well as our access to sources of liquidity and capital. Also potentially affecting access to short-term debt capital is the nature of any restrictions that might be placed upon us, such as ratings triggers or a requirement to provide creditors with additional credit support in the event of a determination of insufficient creditworthiness. During fiscal year 2011, WGL Holdings met its liquidity and capital needs through the retention of earnings and the issuance of commercial paper and common stock. Washington Gas met its liquidity and capital needs through the retention of earnings and the issuance of MTNs and commercial paper. Both WGL Holdings and Washington Gas believe that they will be able to meet their liquidity and capital needs through fiscal year 2011 through a mixture of operating earnings and issuances of commercial paper.

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

As of September 30, 2011, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 63.5% common equity, 1.5% preferred stock and 35.0% long- term debt. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of Washington Gas and WGEServices and, to a lesser extent, other non-utility operations.

Our plans provide for sufficient liquidity to satisfy our financial obligations. At September 30, 2011, we did not have any restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.

Short-Term Cash Requirements and Related Financing

Washington Gas’ business is weather sensitive and seasonal, causing short-term cash requirements to vary significantly during the year. Approximately 78.4% of the total therms delivered in Washington Gas’ service area (excluding deliveries to two electric generation facilities) occur during the first and second fiscal quarters. Accordingly, Washington Gas typically generates more net income in the first six months of the fiscal year than it does for the entire fiscal year. During the first six months of our fiscal year, Washington Gas generates large

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

sales volumes and its cash requirements peak when accounts receivable and unbilled revenues are at their highest levels. During the last six months of our fiscal year, after the winter heating season, Washington Gas will typically experience a seasonal net loss due to reduced demand for natural gas. During this period, many of Washington Gas’ assets are converted into cash which Washington Gas generally uses to reduce and sometimes eliminate short-term debt and to acquire storage gas for the next heating season.

Washington Gas, WGEServices and CEV have seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating periods in which a large portion of the storage gas is sold. At September 30, 2011 and 2010 Washington Gas had balances in gas storage of $166.1 million and $169.3 million, respectively; WGEServices had balances in gas storage of $61.0 million and $66.1 million, respectively, and CEV had balances in gas storage of $63.3 million and $6.8 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. WGEServices and CEV collect revenues that are designed to reimburse their commodity costs used to supply their retail customer and wholesale counterparty contracts. Variations in the timing of cash receipts from customers under these collection methods can significantly affect short-term cash requirements. In addition, Washington Gas, WGEServices and CEV pay their respective commodity suppliers before collecting the accounts receivable balances resulting from these sales. WGEServices and CEV derive their funding to finance these activities from short-term debt issued by WGL Holdings. Additionally, Washington Gas, WGEServices and CEV may be required to post cash collateral for certain purchases or provide parent guarantees from WGL Holdings for certain non-utility purchases.

Variations in the timing of collections of gas costs under Washington Gas’ gas cost recovery mechanisms can significantly affect short-term cash requirements. At September 30, 2011 and 2010, Washington Gas had a $12.1 million and a $7.3 million balance of unrecovered gas costs, respectively, reflected in current assets/liabilities as gas costs due from/to customers related to the most recent twelve month gas cost recovery cycle ended August 31 of each year. Most of this balance will be collected from customers in fiscal year 2012. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1st of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At September 30, 2011 and 2010 Washington Gas had a net regulatory asset balance related to the current gas recovery cycle of $6.5 million and $8.8 million, respectively.

WGL Holdings and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. Bank credit balances available to WGL Holdings and Washington Gas net of commercial paper balances were $360.6 million and $300.0 million at September 30, 2011 and $343.0 million and $256.6 million at September 30, 2010, respectively. Refer to Note 4—Long-Term Debt of the Notes to the Consolidated Financial Statements for further information.

To manage credit risk, Washington Gas, WGEServices and CEV may require deposits from certain customers and suppliers, which are reported as current liabilities in “Customer deposits and advance payments” in the accompanying balance sheet. At September 30, 2011 and 2010, “Customer deposits and advance payments” totaled $78.1 million and $63.3 million, respectively. For both periods, most of these deposits related to customer deposits for Washington Gas.

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

For WGEServices and CEV, deposits typically represent collateral for transactions with wholesale counterparties. These deposits may be required to be repaid or increased at any time based on the current value of their net position with the counterparty. Currently there are no restrictions on the use of deposited funds and interest is paid to the counterparty on these deposits in accordance with its contractual obligations. Refer to the section entitled “Credit Risk” for further discussion of our management of credit risk.

Long-Term Cash Requirements and Related Financing

Our long-term cash requirements primarily depend upon the level of capital expenditures, long-term debt maturities and decisions to refinance long-term debt. Our capital expenditures primarily relate to adding new utility customers and system supply as well as maintaining the safety and reliability of Washington Gas’ distribution system (refer to the section entitled “Capital Expenditures” below).

At September 30, 2011, Washington Gas had the capacity under a shelf registration to issue up to $375.0 million of additional Medium Term Notes (MTNs). Washington Gas has authority from its regulators to issue other forms of debt, including private placements. Effective September 9, 2011, the PSC of DC approved Washington Gas’ application for a certificate authorizing Washington Gas to issue and sell debt securities or preferred stock in an aggregate amount not to exceed $490.0 million. The following describes long-term debt issuance activity during fiscal year 2011 and 2010.

Fiscal Year 2011 MTN Activity.    On December 3, 2010, Washington Gas issued $75.0 million of 5.21% fixed MTNs with a thirty year maturity due December 3, 2040. The estimated cost of the notes, including consideration of issuance fees and hedge costs, is 5.96%. Proceeds from these notes were used by Washington Gas to retire existing indebtedness. On January 24, 2011, Washington Gas retired $30.0 million of 6.64% MTNs.

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

We are exposed to interest-rate risk associated with our debt financing. Prior to issuing long-term debt, Washington Gas may utilize derivative instruments to minimize its exposure to the risk of interest-rate volatility. Refer to the section entitled “Interest-Rate Risk” for further discussion of our interest-rate risk management activity.

Security Ratings

The table below reflects the current credit ratings for the outstanding debt instruments of WGL Holdings and Washington Gas. Changes in credit ratings may affect WGL Holdings’ and Washington Gas’ cost of short-term and long-term debt and their access to the capital markets. A security rating is not a recommendation to buy, sell or hold securities. The rating may be subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating. On March 18, 2011, Standard & Poor’s Ratings

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Services (Standard & Poor’s) lowered the corporate credit ratings of WGL Holdings and Washington Gas from AA- to A+, and lowered its commercial paper ratings of WGL Holdings and Washington Gas from A-1+ to A-1. Standard & Poor’s also revised its ratings outlook for both WGL Holdings and Washington Gas from negative to stable.

	WGL Holdings		Washington Gas
Rating Service	Unsecured Medium-Term Notes (Indicative)(a)	Commercial Paper	Unsecured Medium-Term Notes	Commercial Paper
Fitch Ratings(b)	A+	F1	AA–	F1+
Moody’s Investors Service(c)	Not Rated	P-2	A2	P-1
Standard & Poor’s Ratings Services(d)	A+	A-1	A+	A-1

(a)	Indicates the ratings that may be applicable if WGL Holdings were to issue unsecured MTNs.
(b)	The long-term debt ratings outlook issued by Fitch Ratings for WGL Holdings and Washington Gas is stable.
(c)	The long-term debt ratings outlook issued by Moody’s Investors Service for Washington Gas is stable.
(d)	The long-term debt ratings outlook issued by Standard & Poor’s Rating Services for WGL Holdings and Washington Gas is stable.

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

Under the terms of WGL Holdings’ and Washington Gas’ credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed a ratio of 0.65 to 1.0 (65.0%). In addition, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material effect. The failure to inform the lenders’ agent of changes in these areas deemed material in nature might constitute default under the agreements. Additionally, WGL Holdings’ or Washington Gas’ failure to pay principal or interest when due on any other indebtedness may be deemed to be a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At September 30, 2011, we were in compliance with all of the covenants under our revolving credit facilities.

For certain of Washington Gas’ natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded to or below the lower of a BBB- rating by Standard & Poor’s Ratings Services or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’ credit rating declines, then the counterparty may require additional credit support. At September 30, 2011, Washington Gas would not be required to supply additional credit support by these arrangements if its long-term debt rating was to be downgraded one rating level.

WGL Holdings has guaranteed payments for certain purchases of natural gas and electricity on behalf of its wholly-owned subsidiaries; WGEServices and CEV (refer to “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” for a further discussion of these guarantees). If the credit

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

rating of WGL Holdings declines, WGEServices and CEV may be required to provide additional credit support for these purchase contracts. At September 30, 2011, WGEServices would be required to provide $1.5 million, and CEV would not be required to provide additional credit support for these arrangements if the long-term debt rating of WGL Holdings was to be downgraded one rating level.

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

Net cash provided by operating activities was $295.7 million for fiscal year 2011 compared to $291.0 million in fiscal year 2010 primarily due to:

•	$20.6 million increase in accounts receivable and unbilled revenues—net primarily due to increased sales volumes associated with Washington Gas’ asset optimization program.

•	$48.2 million increase in storage gas inventory cost levels primarily due to higher volumes related to CEV asset optimization activities.

•

$32.4 million decrease in other prepayments primarily due to a reduction in prepaid taxes. In 2010, Washington Gas received a refund related to a change in tax method, creating a prepaid balance which was reduced in 2011 as income taxes were incurred.

•	$8.5 million increase in gas costs (current and deferred) and other regulatory assets / liabilities - net primarily due to higher under collections of gas costs in 2011 than in 2010.

•

$34.5 million increase in accounts payable and other accrued liabilities, largely due to an increase in the prices and volumes of natural gas purchases and increased trading activity in CEV. Volumes increased both for deliveries to customers and for Washington Gas’ asset optimization program.

•

$21.3 million decrease in other current liabilities primarily due to net changes in the valuation of energy derivative contracts and the settlement of an interest rate swap that was outstanding as of September 30, 2010.

Net cash provided by operating activities totaled $291.0 million for fiscal year 2010 compared to $308.4 million in fiscal year 2009 primarily due to:

•	$65.5 million increase in accounts receivable and unbilled revenues—net primarily due to increased sales volumes associated with WGEServices’ electric sales.

•	$4.5 million increase in storage gas inventory cost levels primarily due to incremental volumes related to CEV asset optimization activities.

•

$53.5 million decrease in gas costs (current and deferred) and other regulatory assets / liabilities—net primarily due to the collection of prior year gas cost under-collections and the change in unbilled gas costs.

•	$8.9 million increase in accounts payable and other accrued liabilities largely attributable to an increase in WGEServices’ electric purchases.

•	$10.1 million increase in other prepayments reflecting a refund due to a change in tax method for maintenance expense.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

•	$31.1 million increase in other current liabilities primarily due to an increase in the fair value of certain derivative liabilities resulting from a decrease in energy prices, and

•	$8.0 million increase in deferred purchased gas costs primarily due to an over-collection of gas costs for the current year.

Cash Flows Used in Financing Activities

Cash flows used in financing activities totaled $85.9 million in fiscal year 2011 primarily due to:

•	$61.0 million net decrease in notes payable due to lower working capital requirements driven principally by lower storage gas inventory costs and gas purchase costs.

•	$71.9 million dividend payment on common stock partially offset by $5.0 million in cash proceeds from the issuance of common stock pursuant to our stock-based compensation plan, and

•	During fiscal year 2011, we retired $30.0 million of MTNs and issued $75.0 million of lower-cost MTNs (refer to the section entitled “Long-Term Cash Requirements and Related Financing”).

Cash flows used in financing activities totaled $159.9 million in fiscal year 2010 primarily due to:

•	$83.4 million net decrease in notes payable due to lower working capital requirements driven principally by lower storage gas inventory costs and gas purchase costs.

•	$75.2 million dividend payment on common stock partially offset by $22.2 million in cash proceeds from the issuance of common stock pursuant to our stock-based compensation plan, and

•	During fiscal year 2010, we retired $74.0 million of MTNs and issued $50.0 million of lower-cost MTNs (refer to the section entitled “Long-Term Cash Requirements and Related Financing”).

Cash flows used in financing activities totaled $167.8 million in fiscal year 2009 primarily due to:

•	$87.1 million net decrease in notes payable due to lower working capital requirements driven principally by lower storage gas inventory costs and gas purchase costs.

•	$72.4 million dividend payment on common stock partially offset by $5.1 million in cash proceeds from the issuance of common stock pursuant to our stock-based compensation plan, and

•	During fiscal year 2009, we retired $75.0 million of MTNs and issued $50.0 million of lower-cost MTNs (refer to the section entitled “Long-Term Cash Requirements and Related Financing”).

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The following table reflects the issuances and retirements of long-term debt that occurred during fiscal years 2011, 2010 and 2009 (also refer to Note 4—Long Term Debt of the Notes to Consolidated Financial Statements).

Long-Term Debt Activity
	2011		2010		2009
($ in millions)	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount
Medium-term notes
Issued	5.21%	$75.0	4.76%	$50.0	7.46%	$50.0
Retired	6.64%	(30.0)	1.05 – 7.70%	(74.0)	5.49 – 6.92%	(75.0)
Other financing
Issued(a)	4.31 – 4.53%	5.7	5.57 – 7.33%	3.0	5.95 – 6.98%	15.3
Retired(b)	5.57 – 7.40%	(9.2)	8.79 – 9.00%	(0.4)	4.76 – 7.53%	(25.5)
Other activity	–	–	–	–	–	(0.1)
Total		$41.5		$(21.4)		$(35.3)

(a)	Includes the non-cash issuances of project debt financing of $5.7 million, $3.0 million, and $14.9 million for fiscal years 2011, 2010 and 2009, respectively.

(b)	Includes the non-cash extinguishments of project debt financing of $9.2 million for fiscal year 2011, $0.4 million for 2010, and $24.5 million for 2009.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities totaled $214.3 million, $130.1 million and $138.9 million during fiscal years 2011, 2010 and 2009, respectively. In fiscal years 2011, 2010 and 2009, $179.7 million, $125.2 million and $134.2 million, respectively, of cash was utilized for capital expenditures made on behalf of Washington Gas. Additionally during fiscal year 2011, we invested $13.3 million in other non-utility projects.

Capital Expenditures

The following table depicts our actual capital expenditures for fiscal years 2009, 2010 and 2011, and projected capital expenditures for fiscal years 2012 through 2016. Our capital expenditure program includes investments to extend service to new areas, and to ensure safe, reliable and improved service.

Capital Expenditures
	Actual			Projected
(In millions)	2009	2010	2011	2012	2013	2014	2015	2016	Total
New business	$28.8	$36.7	$40.2	$49.1	$62.0	$65.2	$69.3	$71.0	$316.6
Replacements
Other	57.4	40.4	71.2	82.4	92.7	89.1	84.2	80.3	428.7
LNG storage facility	0.1	0.1	0.1	–	–	–	1.4	19.9	21.3
SOC redevelopment project	–	5.8	49.8	23.9	–	–	–	–	23.9
Other Utility	48.7	48.5	31.6	44.0	42.4	38.0	32.0	27.6	184.0
Other(a)	2.5	3.0	25.7	102.1	85.4	85.0	85.2	85.2	442.9
Total-accrual basis(b)	$137.5	$134.5	$218.6	$301.5	$282.5	$277.3	$272.1	$284.0	$1,417.4
Cash basis adjustments	1.4	(4.4)	(17.1)	–	–	–	–	–	–
Total-cash basis	$138.9	$130.1	$201.5	$301.5	$282.5	$277.3	$272.1	$284.0	$1,417.4

(a)	Includes amounts for expansion of solar investments and other non-utility projects.
(b)	Excludes Allowance for Funds Used During Construction. Includes capital expenditures accrued and capital expenditure adjustments recorded in the fiscal year.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The 2012 to 2016 projected periods include $316.6 million for continued growth to serve new customers, and $428.7 million primarily related to the replacement and betterment of existing distribution facilities, including $133.4 million of expenditures for replacement projects intended to meet the requirements of the Virginia SAVE legislation as described in an application made by Washington Gas with the Virginia Public Service Commission on August 4, 2010, and $24.5 million of expenditures for a mechanically coupled pipeline encapsulation program in the District of Columbia and $115 million of planned expenditures under the Maryland accelerated pipe replacement program. Additionally, the projected period contains capital expenditures to begin construction on a LNG storage facility on land owned by Washington Gas in Chillum, Maryland (refer to the section entitled “Chillum LNG Facility”). Projected expenditures also reflect $23.9 million for the completion of a new office and operations facilities at the Springfield Operations Center (SOC) and $184.0 million of other utility expenditures, which include general plant. Other includes $442.9 million for non-utility business development.

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER COMMERCIAL COMMITMENTS

Contractual Obligations

WGL Holdings and Washington Gas have certain contractual obligations that extend beyond fiscal year 2011. These commitments include long-term debt, lease obligations and unconditional purchase obligations for pipeline capacity, transportation and storage services, and certain natural gas and electricity commodity commitments. The estimated obligations as of September 30, 2011 for future fiscal years are shown below.

Estimated Contractual Obligations and Commercial Commitments
	Years Ended September 30,
(In millions)	Total	2012	2013	2014	2015	2016	Thereafter
Pipeline and storage contracts(a)	$2,214.2	$177.5	$179.0	$196.8	$187.7	$177.8	$1,295.4
Medium-term notes(b)	660.0	77.0	–	67.0	20.0	25.0	471.0
Other long-term debt(b)	0.1	0.1	–	–	–	–	–
Interest expense(c)	491.7	36.2	34.4	32.7	30.9	29.2	328.3
Gas purchase commitments—Washington Gas(d)	333.9	68.8	54.3	57.3	59.4	51.6	42.5
Gas purchase commitments—WGEServices(e)	370.3	212.3	107.1	47.7	3.2	–	–
Electric purchase commitments(f)	610.7	451.5	131.6	23.9	3.7	–	–
Operating leases	33.0	5.7	5.2	5.2	5.1	4.2	7.6
Business Process Outsourcing(g)	182.4	32.1	31.0	31.6	31.7	32.4	23.6
Other long-term commitments(h)	10.6	4.5	3.9	0.9	0.9	–	0.4
Total	$4,906.9	$1,065.7	$546.5	$463.1	$342.6	$320.2	$2,168.8

(a)

Represents minimum payments under natural gas transportation, storage and peaking contracts which have expiration dates through fiscal year 2029. Additionally, includes minimum payments for WGEServices and CEV pipeline contracts.

(b)

Represents scheduled repayment of principal. Excludes $4.2 million in debt that is anticipated to be a non-cash extinguishment of project debt financing (refer to the section entitled “Construction Project Financing”).

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

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

(e)

Represents commitments based on a combination of market prices at September 30, 2011 and fixed price as well as index priced contract commitments for natural gas delivered to various city gate stations, including the cost of transportation to that point, which is bundled in the purchase price.

(f)	Represents electric purchase commitments which are based on existing fixed price and fixed volume contracts. Also includes $4.2 million related to renewable energy credits.
(g)

Represents fixed costs to the service provider related to the 10-year contract for business process outsourcing. These payments do not reflect potential inflationary adjustments included in the contract. Including these inflationary adjustments, required payments to the service provider could total $216.7 million over the remaining contract term.

(h)	Includes certain information technology service contracts and committed payments related to certain environmental response costs.

The table above reflects fixed and variable obligations. Certain of these estimates reflect likely purchases under various contracts, and may differ from minimum future contractual commitments disclosed in Note 13—Commitments of the Notes to Consolidated Financial Statements.

For commitments related to Washington Gas’ pension and post-retirement benefit plans, during fiscal year 2011, Washington Gas contributed $9.2 million and $2.4 million to its qualified pension plan and non-funded DB SERP, respectively. In addition, Washington Gas contributed $22.8 million to its health and life insurance benefit plans during fiscal year 2011. During fiscal year 2012, Washington Gas expects to make contributions totaling $26.9 million to its qualified, trusteed, employee-non-contributory defined benefit pension plan covering all active and vested former employees of Washington Gas. Washington Gas expects to make payments totaling $5.0 million in fiscal year 2012 on behalf of participants in our non-funded Supplemental Executive Retirement Plan. Washington Gas also expects to contribute $26.0 million to our health and life insurance benefit plans during fiscal year 2012. For a further discussion of our pension and post-retirement benefit plans, refer to Note 10—Pension and Other Post-Retirement Benefit Plans of the Notes to Consolidated Financial Statements.

Construction Project Financing

To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’ customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a receivable representing its customers’ obligations to remit principal and interest and a long-term payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the receivable to the lender and removes both the receivable and the long-term financing from its financial statements. As of September 30, 2011, work on these construction projects that was not completed or accepted by customers was valued at $4.2 million, which is recorded on the balance sheet as a receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Construction projects are financed primarily for government agencies, which Washington Gas considers to have minimal credit risk. Based on this assessment and previous collection experience, Washington Gas did not record a corresponding reserve for bad debts related to these receivables at September 30, 2011 and September 30, 2010, respectively.

Financial Guarantees

WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At September 30, 2011, these guarantees totaled $459.9 million.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

WGL Holdings has also guaranteed certain purchase commitments of its CEV subsidiary. At September 30, 2011, these guarantees totaled $99.3 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from counterparties when required by our credit policy (refer to the section entitled “Credit Risk” for a further discussion of our credit policy). WGL Holdings also issued guarantees totaling $3.0 million at September 30, 2011 on behalf of certain of our non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $562.2 million, $53.0 million expired on October 31, 2011, $6.0 million is due to expire on December 31, 2011 and $0.2 million is due to expire on October 31, 2012. The remaining guarantees do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.

Chillum LNG Facility

Washington Gas continues to incorporate in its plans construction of a proposed one billion cubic foot LNG storage facility on the land owned by Washington Gas in Chillum, Maryland, where natural gas storage facilities previously existed for meeting customers’ forecasted peak demand for natural gas. Subject to the resolution of certain legal and regulatory issues, the new storage facility is currently expected to be completed and in service by the 2019-2020 winter heating season at a total estimated cost of $159.0 million.

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

On October 30, 2006, the District Council of Prince George’s County, Maryland denied Washington Gas’ application for a special exception related to its proposed construction of the LNG peaking plant because of the District Council’s position that newly enacted zoning restrictions prohibit such construction. Washington Gas appealed this decision to the Prince George’s County Circuit Court (the Circuit Court) on November 22, 2006; however, the case was subsequently sent back to the administrative process by the Circuit Court. On April 16, 2008, Washington Gas filed a Complaint for Declaratory and Injunctive Relief with the United States District Court for the District of Maryland (the U.S. District Court) seeking a declaratory judgment that all local laws relating to safety and location of the facility are preempted by Federal and State law. On March 26, 2010, the U.S. District Court denied Washington Gas’ motion for summary judgment; however, Washington Gas filed an amended complaint and there have been further proceedings for consideration of the preemption issues raised by Washington Gas. The case awaits a decision by the assigned U.S. District Judge.

Washington Gas must begin construction of the storage facility in the spring of 2016 in order for the Chillum Facility to be completed and in service by the 2019-2020 winter heating season. Until the LNG plant is constructed, Washington Gas has planned for alternative sources of supply to meet its customers’ peak day requirements. These plans include capital expenditures related to infrastructure improvements which contribute to providing for adequate system performance based on projected needs.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Operating Issues Related To Changes In Natural Gas Supply

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

A large portion of the gas delivered from the Cove Point LNG terminal comes to the Washington Gas service territory as a result of Washington Gas’ multiple delivery points on the Cove Point pipeline and from three interstate natural gas transmission pipelines also interconnected with the Cove Point pipeline, each of which serves Washington Gas from delivery points downstream of its Cove Point pipeline interconnect. The composition of the vaporized LNG received from the Cove Point LNG terminal resulted in increased leaks in mechanical couplings on a portion of our distribution system that directly receives the Cove Point gas. The vaporized Cove Point gas contains a low concentration of HHCs, which caused the seals on those mechanical couplings to shrink and to leak. Independent laboratory tests performed on behalf of Washington Gas have shown that, in a laboratory environment, the injection of HHCs into the type of gas coming from the Cove Point LNG terminal can be effective in re-swelling the seals in couplings which increases their sealing force and in turn, reduces the propensity for the affected couplings to leak.

An additional expansion of the physical capacity of the Cove Point terminal could result in a substantial increase in the receipt of Cove Point gas into additional portions of Washington Gas’ distribution system as greater volumes of Cove Point gas are introduced into other downstream pipelines that provide service to Washington Gas. Based upon engineering and flow studies and our experience, any increase in the receipt of low HHC gas is likely to result in a significantly greater number of leaks in other parts of Washington Gas’ distribution system, unless steps are taken to mitigate the effects of such flows. Gas supplies from Cove Point recently have declined; however, due to new sources of domestic supply and gas processing due to the value of liquids contained in domestically produced gas, domestic sources of gas are containing lower levels of HHCs, although not as low as LNG. Washington Gas continues to mitigate the impact of low HHC gas from whatever source through accelerating the replacement of mechanically coupled pipeline and the operation of three HHC injection facilities.

The current planned mechanical coupling remediation and replacement work includes a planned $62.0 million, 5-year, mechanically coupled pipe replacement program approved by the SCC of VA on April 21, 2011 as part of the Company’s SAVE filing and the continuation of the December 16, 2009 settlement in the District of Columbia that includes a targeted mechanically coupled pipe replacement and encapsulation program which will cost no more than $28.0 million and is expected to take approximately seven years to complete. Rate recovery of the expenditures has been approved by the SCC of VA and the District of Columbia Public Service Commission. Additionally, Washington Gas has budgeted approximately $47.0 million related to mechanically coupled pipe replacement, as part of an accelerated pipe replacement program in Maryland.

Additional operating expenses and capital expenditures may be necessary to contend with leaks that may accompany the receipt of increased volumes of low HHC gas into Washington Gas’ distribution system. Such additional operating expenses and capital expenditures may not be timely enough to mitigate the challenges posed by increased volumes of low HHC gas, potentially resulting in leakage from mechanical couplings at a rate

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

that could compromise the safety of our distribution system. Additional legal or regulatory remedies may be necessary to protect the Washington Gas distribution system and its customers from the adverse effects of such gas.

Notwithstanding Washington Gas’ recovery of costs related to the construction of the injection facilities and hexane costs through local regulatory commission action, Washington Gas has pursued remedies to keep its customers from having to pay more than their appropriate share of the costs of the remediation to maintain the safety of the Washington Gas distribution system.

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

Washington Gas, WGEServices, and CEV have an existing credit policy that is designed to mitigate credit risks through a requirement for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. In accordance with this policy, Washington Gas, WGEServices, and CEV have each obtained credit enhancements from certain of its counterparties. If certain counterparties or their guarantors meet the policy’s credit worthiness criteria, Washington Gas, WGEServices, and CEV may grant unsecured credit to those counterparties or their guarantors. The credit worthiness of all counterparties is continuously monitored.

Washington Gas, WGEServices and CEV are also subject to the collateral requirements of their counterparties. At September 30, 2011, Washington Gas, WGEServices and CEV had provided $9.7 million, $15.8 million and $9.7 million in cash collateral to counterparties, respectively.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of September 30, 2011 for both Washington Gas and Non-Utility Operations, separately.

Credit Exposure to Wholesale Counterparties (In millions)

Rating(a)	Exposure Before Credit Collateral(b)	Offsetting Credit Collateral Held(c)	Net Exposure	Number of Counterparties Greater Than 10%(d)	Net Exposure of Counterparties Greater Than 10%
Washington Gas
Investment Grade	$11.2	$–	$11.2	2	$7.0
Non-Investment Grade	4.5	3.5	1.0	1	4.5
No External Ratings	0.2	–	0.2	–	–

Non-Utility Operations
Investment Grade	$2.4	$–	$2.4	3	$2.2
No External Ratings	0.4	–	0.4	–	–

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

WGEServices is also exposed to the risk of non-payment by its retail customers. WGEServices manages this risk by evaluating the credit quality of certain new customers as well as by monitoring collections from existing customers. To the extent necessary, WGEServices can obtain collateral from, or terminate service to, its existing customers based on credit quality criteria. In addition, WGEServices participates in POR programs with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities at approved discount rates. Under the POR programs, WGEServices is exposed to the risk of non-payment by its retail customers for delivered commodities that have not yet been billed. Once the invoices are billed, however, the associated credit risk is assumed by the purchasing utilities. While participation in POR programs reduce the risk of collection and fixes a discount rate on the receivables, there is a risk that the discount rate paid to participate in the POR program will exceed the actual bad debt expense and billing fees associated with these receivables.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

WGSW is exposed to the risk of non-payment by its retail customers. ASD Solar, LP (the partnership in which WGSW holds a limited partnership interest) mitigates this risk by evaluating the credit quality of new customers as well as by monitoring collections from existing customers.

CEV is not subject to retail credit risk.

MARKET RISK

We are exposed to various forms of market risk including commodity price risk, weather risk and interest-rate risk. The following discussion describes these risks and our management of them.

Price Risk Related to the Regulated Utility Segment

Washington Gas faces price risk associated with the purchase and sale of natural gas. Washington Gas generally recovers the cost of the natural gas to serve customers through gas cost recovery mechanisms as approved in jurisdictional tariffs; therefore, a change in the price of natural gas generally has no direct effect on Washington Gas’ net income. However, Washington Gas is responsible for following competitive and reasonable practices in purchasing natural gas for its customers.

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

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives during the year ended September 30, 2011:

Regulated Utility Segment

Changes in Fair Value of Energy-Related Derivatives

(In millions)
Net assets (liabilities) at September 30, 2010	$24.0
Net fair value of contracts entered into during the period	(12.6)
Other changes in net fair value	(15.0)
Realized net settlement of derivatives	0.4
Net assets (liabilities) at September 30, 2011	$(3.2)

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Regulated Utility Segment

Roll Forward of Energy-Related Derivatives

(In millions)
Net assets (liabilities) at September 30, 2010	$24.0
Recorded to income	(9.4)
Recorded to regulatory assets/liabilities	(18.9)
Net option premium payments	0.7
Realized net settlement of derivatives	0.4
Net assets (liabilities) at September 30, 2011	$(3.2)

The maturity dates of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives recorded at fair value at September 30, 2011, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Regulated Utility Segment

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
(In millions)	Total	2012	2013	2014	2015	2016	Thereafter
Level 1—Quoted prices in active markets	$–	$–	$–	$–	$–	$–	$ –
Level 2—Significant other observable inputs	1.7	(1.9)	1.1	0.3	2.2	–	–
Level 3—Significant unobservable inputs	(4.9)	(2.9)	(3.9)	(2.4)	1.9	1.4	1.0
Total net assets (liabilities) associated with our energy-related derivatives	$(3.2)	$(4.8)	$(2.8)	$(2.1)	$4.1	$1.4	$ 1.0

Refer to Notes 5 and 14—Derivative and Fair Value of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.

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

A portion of WGEServices’ annual natural gas sales volumes is subject to variations in customer demand associated with fluctuations in weather and other factors. Purchases of natural gas to fulfill retail sales commitments are generally made under fixed-volume contracts based on certain weather assumptions. If there is significant deviation from normal weather or other factors which affect customer usage, this may cause purchase commitments to differ significantly from actual customer usage. To the extent that WGEServices cannot match its customer requirements and supply commitments, it may be exposed to commodity price and volume variances, which could negatively impact expected gross margins (refer to the section entitled “Weather Risk” for a further discussion of our management of weather risk). WGEServices may manage these risks through the use of derivative instruments including financial products and wholesale supply contracts that provide for volumetric variability.

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

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the non-utility segments’ energy-related derivatives for both natural gas and electricity during the year ended September 30, 2011:

Non-Utility Segments

Changes in Fair Value of Energy-Related Derivatives

(In millions)
Net assets (liabilities) at September 30, 2010	$(46.6)
Net fair value of contracts entered into during the period	11.3
Other changes in net fair value	3.0
Realized net settlement of derivatives	19.0
Net assets (liabilities) at September 30, 2011	$(13.3)

Non-Utility Segments

Roll Forward of Energy-Related Derivatives

(In millions)
Net assets (liabilities) at September 30, 2010	$(46.6)
Recorded to income	12.4
Recorded to accounts payable	1.7
Net option premium payments	0.2
Realized net settlement of derivatives	19.0
Net assets (liabilities) at September 30, 2011	$(13.3)

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The maturity dates of our net assets (liabilities) associated with the non-utility segments’ energy-related derivatives recorded at fair value at September 30, 2011 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Non-Utility Segments

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
(In millions)	Total	2012	2013	2014	2015	2016	Thereafter
Level 1—Quoted prices in active markets	$–	$–	$–	$–	$–	$–	$ –
Level 2—Significant other observable inputs	(7.5)	(3.7)	(3.3)	(0.5)	–	–	–
Level 3—Significant unobservable inputs	(5.8)	(1.8)	(3.3)	(0.7)	–	–	–
Total net assets (liabilities) associated with our energy-related derivatives	$(13.3)	$(5.5)	$(6.6)	$(1.2)	$–	$–	$ –

Refer to 5 and 14—Derivative and Fair Value of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.

Value-at-Risk.    WGEServices measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGEServices’ value-at-risk at September 30, 2011 was approximately $9,000 and $46,000, related to its natural gas and electric portfolios, respectively.

Weather Risk

We are exposed to various forms of weather risk in both our regulated utility and non-utility business segments. To the extent Washington Gas does not have weather derivatives or billing adjustment mechanisms in place, its revenues are volume driven and its current rates are based upon an assumption of normal weather. Without weather protection strategies, variations from normal weather will cause our earnings to increase or decrease depending on the weather pattern. Washington Gas currently has a weather protection strategy that is designed to neutralize the estimated financial effects of weather on its net income, as discussed below.

The financial results of our retail energy-marketing business, WGEServices, are also affected by variations from normal weather primarily in the winter relating to its natural gas sales, and throughout the fiscal year relating to its electricity sales. WGEServices manages these weather risks with, among other things, weather derivatives.

Billing Adjustment Mechanisms.    In Maryland, Washington Gas has an RNA billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation.

In Virginia, Washington Gas has a WNA billing adjustment mechanism that is designed to eliminate the effect of variations in weather from normal levels on utility net revenues. Additionally, as part of the CARE, Washington Gas has a CRA mechanism, which, coupled with the WNA, eliminates the effect of both weather and other factors such as conservation for residential customers in Virginia.

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

Weather Derivatives.  During the fiscal years 2011, 2010 and 2009, Washington Gas executed HDD weather derivative contracts to manage its financial exposure to variations from normal weather in the District of Columbia. Under these contracts, Washington Gas purchased protections against net revenue shortfalls due to warmer-than-normal weather and sold colder-than-normal weather benefits. These derivative contracts resulted in net premium payments to Washington Gas of $0.3 million and $2.1 million in fiscal years 2011 and 2010, respectively, and a net premium cost to Washington Gas of $0.3 million in fiscal year 2009. On August 12, 2011, Washington Gas executed HDD weather derivative contracts for fiscal year 2012 resulting in a net premium payment to Washington Gas of $0.8 million.

WGEServices utilizes HDD derivatives from time to time to manage weather risks related to its natural gas and electricity sales. WGEServices also utilizes cooling degree day (CDD) derivatives to manage weather risks related to its electricity sales during the summer cooling season. These derivatives cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in HDDs or CDDs. Refer to Note 5—Derivatives of the Notes to Consolidated Financial Statements for a further discussion of the accounting for these weather-related instruments.

Interest-Rate Risk

We are exposed to interest-rate risk associated with our short-term and long-term financing. Management of this risk is discussed below.

Short-Term Debt.    At September 30, 2011 and 2010, WGL Holdings and its subsidiaries had outstanding notes payable of $39.4 million and $100.4 million, respectively. The carrying amount of our short-term debt approximates fair value. In fiscal year 2011, a change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $0.4 million.

Long-Term Debt.    At September 30, 2011, we had fixed-rate MTNs and other long-term debt aggregating $587.2 million in principal amount, excluding current maturities and unamortized discounts, and having a fair value of $720.9 million. Fair value is defined as the present value of the debt securities’ future cash flows discounted at interest rates that reflect market conditions as of September 30, 2011. While these are fixed-rate instruments and, therefore, do not expose us to the risk of earnings loss due to changes in market interest rates, they are subject to changes in fair value as market interest rates change. A total of $464.5 million, or approximately 80%, of Washington Gas’ outstanding MTNs, excluding current maturities, have make-whole call options, which require us to pay a premium in addition to the face amount if these options are exercised.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Using sensitivity analyses to measure this market risk exposure, we estimate that the fair value of our long-term debt would increase by approximately $25.6 million or decrease by approximately $24.1 million if interest rates were to decline or increase by 10%, or 30 basis points, respectively, from current market levels. In general, such an increase or decrease in fair value would impact earnings and cash flows only if Washington Gas were to reacquire all or a portion of these instruments in the open market prior to their maturity.

Derivative Instruments.    Washington Gas utilizes derivative instruments from time to time in order to minimize its exposure to the risk of interest-rate volatility. On May 7, 2010, Washington Gas executed a forward starting swap expiring in November 2010 related to $75 million of floating rate debt that was issued on December 3, 2010. The expiration of these interest-rate derivatives was timed to coincide with the expected issuance of the new debt securities whose proceeds was used to refund maturing medium-term notes. Upon expiration of these interest rate swaps, Washington Gas realized a $7.0 million loss, which is being amortized and recorded to interest expense over the life of the new debt issuance. Refer to the section entitled “Long-Term Cash Requirements and Related Financing” for further discussion of our interest-rate risk management activity.

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

Washington Gas’ net income applicable to its common stock was $68.3 million, $101.0 million and $105.3 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively. Net income for fiscal year 2011 decreased $32.7 million over fiscal year 2010, reflecting: (i) a decrease in unrealized margins associated with our asset optimization program; (ii) higher employee benefit expense primarily due to changes in pension and retiree medical plan valuation assumptions; (iii) an impairment of a previously approved Maryland regulatory asset established in 2008 for the initial implementation costs associated with our BPO plan; (iv) higher depreciation expense due to the growth in, and mix of, our investment in utility plant; (v) an estimated refund in connection with an order by the PSC of MD related to a cash settlement of gas imbalances with competitive service providers; (vi) a write-off of a regulatory asset related to a change in the tax effect of Med D; (vii) a decrease relating to the impact of the reduction in Maryland depreciation rates effective June 1, 2010 creating a timing difference between the recognition and recovery of depreciation expense in 2010; (viii) higher operating expenses primarily attributable to system software upgrades and workforce planning initiatives; (ix) higher net costs for weather protection products related to the District of Columbia and (x) a comparison to 2010 results which were favorably impacted by a one-time retroactive recovery of hexane costs. Partially offsetting these unfavorable variances were: (i) an increase in realized margins associated with our asset optimization program; (ii) a decrease in recurring BPO costs; (iii) an increase in revenues related to growth of more than 9,800 customer meters and (iv) a decrease in incentive plan benefit costs net of an increase in direct labor costs.

Net income for fiscal year 2010 decreased $4.3 million over fiscal year 2009 primarily reflecting higher employee benefit expense, a decrease in the recovery of storage gas inventory carrying costs, a reversal of a reserve for disallowed natural gas costs in Maryland in 2009, higher effective income tax rates and higher property taxes. Partially offsetting this decrease were higher unrealized margins associated with our asset optimization program, favorable effects of changes in natural gas consumption patterns, higher revenues attributable to customer growth, lower costs for weather protection products related to the District of Columbia and lower interest expense.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Key gas delivery, weather and meter statistics are shown in the table below for the fiscal years ending September 30, 2011, 2010 and 2009.

Gas Deliveries, Weather and Meter Statistics

	Years Ended September 30,			Increase (decrease)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	856.8	832.9	893.0	23.9	(60.1)
Gas delivered for others	501.2	481.1	462.1	20.1	19.0
Total firm	1,358.0	1,314.0	1,355.1	44.0	(41.1)
Interruptible
Gas sold and delivered	2.6	3.6	3.4	(1.0)	0.2
Gas delivered for others	271.4	267.8	273.8	3.6	(6.0)
Total interruptible	274.0	271.4	277.2	2.6	(5.8)
Electric generation—delivered for others	140.5	173.0	102.8	(32.5)	70.2
Total deliveries	1,772.5	1,758.4	1,735.1	14.1	23.3
Degree Days
Actual	3,999	3,825	4,211	174	(386)
Normal	3,770	3,765	3,773	5	(8)
Percent colder than normal	6.1%	1.6%	11.6%	n/a	n/a
Average active customer meters	1,084,388	1,074,505	1,065,573	9,883	8,932
New customer meters added	9,868	10,563	11,011	(695)	(448)

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

Fiscal Year 2011 vs. Fiscal Year 2010.    During the fiscal year ended 2011, total gas deliveries to firm customers were 1.358 billion therms, an increase of 44.0 million therms from 1,314.0 billion therms in fiscal year 2010. This comparison in natural gas deliveries to firm customers primarily reflects colder weather in the current fiscal year than the prior year and an increase in average active customer meters of 9,883.

Weather, when measured by HDDs for fiscal year 2011 was 6.1% colder than normal, compared to 1.6% colder than normal for fiscal year 2010. Including the effects of our weather protection strategy, there were no material effects on net income attributed to colder or warmer than normal weather during fiscal year 2011 or 2010.

Many customers choose to buy the natural gas commodity from unregulated third party marketers, rather than purchase the natural gas commodity and delivery service from Washington Gas on a “bundled” basis.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Natural gas delivered to firm customers but purchased from unregulated third party marketers represented 36.9% of total firm therms delivered during fiscal year 2011, compared to 36.6% and 34.1% of therms delivered during fiscal years 2010 and 2009, respectively. On a per unit basis, Washington Gas earns the same net revenues from delivering gas for others as it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from Washington Gas. Therefore, Washington Gas does not experience any loss in utility net revenues when customers choose to purchase the natural gas commodity from an unregulated third party marketer.

Fiscal Year 2010 vs. Fiscal Year 2009.    During the fiscal year ended 2010, total gas deliveries to firm customers were 1,314.0 billion therms, a decrease of 41.1 million therms from 1,355.1 billion therms in fiscal year 2009. This comparison in natural gas deliveries to firm customers primarily reflects warmer weather in the current fiscal year than the prior year partially offset by an increase in average active customer meters of 8,932.

Weather, when measured by HDDs for fiscal year 2010 was 1.6% colder than normal, compared to 11.6% colder than normal for fiscal year 2009. Including the effects of our weather protection strategy, there were no material effects on net income attributed to colder or warmer weather during fiscal year 2010 or 2009.

Natural gas delivered to firm customers but purchased from unregulated third party marketers represented 36.6% of total firm therms delivered during fiscal year 2010, compared to 34.1% of therms delivered during fiscal year 2009.

Gas Service to Interruptible Customers

Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers increased by 2.6 million therms in fiscal year 2011 compared to fiscal year 2010, reflecting increased demand due to colder weather and lower gas prices. Therm deliveries to interruptible customers decreased by 5.8 million therms in fiscal year 2010 compared to fiscal year 2009, reflecting decreased demand due to weather.

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

Gas Service for Electric Generation

Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During fiscal year 2011, deliveries to these customers decreased by 32.5 million therms from fiscal year 2010. During fiscal year 2010, deliveries to these customers increased by 70.2 million therms from fiscal year 2009. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Cost of Gas

Washington Gas’ cost of natural gas sold to customers includes both fixed and variable components. Washington Gas pays fixed costs or “demand charges” to pipeline companies for system capacity needed to transport and store natural gas. Washington Gas pays variable costs, or the cost of the natural gas commodity itself, to natural gas producers and suppliers. Variations in the utility’s cost of gas expense result from changes in gas sales volumes, the price of the gas purchased and the level of gas costs collected through the operation of firm gas cost recovery mechanisms. Under these regulated recovery mechanisms, Washington Gas records cost of gas expense equal to the cost of gas recovered from customers and included in revenues. The difference between the firm gas costs incurred and the gas costs recovered from customers is deferred on the balance sheet as an amount to be collected from or refunded to customers in future periods. Therefore, increases or decreases in the cost of gas associated with sales made to firm customers have no direct effect on Washington Gas’ net revenues and net income. Changes in the cost of gas can cause significant variations in Washington Gas’ cash provided by or used in operating activities. Washington Gas receives from or pays to its customers in the District of Columbia and Virginia, carrying costs associated with under-collected or over-collected gas costs recovered from its customers using short-term interest rates. Additionally, included in “Utility cost of gas” for Washington Gas are the net margins associated with our internal asset optimization program. To the extent these amounts are shared with customers in Virginia and the District of Columbia, they are a reduction to the cost of gas invoiced to customers. Amounts shared with Maryland customers are recorded in operating revenues. Refer to the section entitled “Market Risk—Regulated Utility Segment” for a further discussion of Washington Gas’ optimization program.

The commodity cost of gas invoiced to Washington Gas (excluding the cost and related volumes applicable to asset optimization) were $0.50, $0.52, and $0.79 per therm for fiscal years 2011, 2010 and 2009, respectively. Lower gas costs in fiscal year 2011, 2010 and 2009 reflect an overall decrease in natural gas price in the wholesale market.

Revenue Taxes

Revenue taxes are comprised of gross receipts taxes, PSC fees, franchise fees and energy taxes. Changes in revenue taxes are impacted by changes in the volume of gas sold and delivered. The year over year change in revenue taxes of $19.3 million and $3.3 million in fiscal years 2011 and 2010, respectively, was mostly attributable to an increase in Montgomery County Maryland fuel tax rates. In fiscal year 2010 the increase was partially offset by a decrease in the District of Columbia gross receipts tax due to a decrease in therms delivered.

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

Summary of Major Rate Increase Applications and Results

Jurisdiction	Application Filed	Effective Date	Test Year 12 Months Ended	Increase in Annual Revenues (Millions)				Allowed Rate of Return
				Requested		Granted		Overall	Equity
District of Columbia(a)	12/21/2006	12/31/2007	6/30/2006	$20.0	7.70%	$1.4	0.50%	8.12%	10.00%
District of Columbia(b)	2/7/2003	11/24/2003	9/30/2002	18.8	9.70%	5.4	2.80%	8.42%	10.60%
District of Columbia	6/19/2001	4/9/2003	12/31/2000	16.3	6.80%	(5.4)	-2.20%	8.83%	10.60%
Maryland(c)	4/15/2011	11/15/2011	12/31/2010	27.8	5.90%	8.4	1.70%	8.09%	9.60%
Maryland(d)	4/20/2007	11/27/2007	12/31/2006	33.8	5.80%	20.6	3.60%	8.20%	10.00%
Maryland	3/31/2003	11/6/2003	12/31/2002	27.2	6.80%	2.9	0.70%	8.61%	10.75%
Maryland(e)	3/28/2002	9/30/2002	12/31/2001	31.4	9.30%	9.3	2.80%	–	–
Virginia(f)	1/31/2011	10/1/2011	9/30/2010	28.5	5.75%	–	–	–	–
Virginia(g)	9/15/2006	2/13/2007	12/31/2005	17.2	2.70%	3.9	0.60%	8.41%	10.00%
Virginia(h)	1/27/2004	10/4/2004	6/30/2003	19.6	4.70%	–	–	8.44%	10.50%
Virginia(i)	6/14/2002	11/12/2002	12/31/2001	23.8	6.60%	9.9	2.70%	8.44%	10.50%

(a)

The final order includes (i) a rate case filing moratorium until January 1, 2011. Any new rates may not go into effect prior to October 1, 2011; (ii) a reduction in depreciation rates for all fixed assets and (iii) amortization accounting, over a ten-year period, for initial implementation costs allocable to the District of Columbia related to our BPO plan.

(b)

The revenue increase includes a reduction for the effect of a $6.5 million lower level of pension and other post-retirement benefit costs that had been previously deferred on the balance sheet of Washington Gas as a regulatory liability. This deferral mechanism ensures that the variation in these annual costs, when compared to the levels collected from customers, does not affect net income. Additionally, the $5.4 million annual revenue increase includes an $800,000 per year increase in certain expenses that are also subject to the regulatory deferral mechanism treatment. Accordingly, the total annual effect of the Final Order on Washington Gas’ pre-tax income results in an annual increase of $11.1 million.

(c)

On November 14, 2011, the Maryland Public Service Commission (PSC of MD) issued an order in a rate case filed on April 15, 2011 by Washington Gas Light Company (Washington Gas), a subsidiary of WGL Holdings, Inc. The order authorizes: (i) an annual revenue increase of $8.4 million as compared to the Company’s request of $27.8 million; (ii) a rate of return on common equity of 9.60% and an overall rate of return of 8.09%; (iii) an end of test period equity ratio of 57.88%. The order also authorized Washington Gas to implement the initial 5-year phase of the accelerated pipe replacement plan and denied the proposed cost recovery mechanism; and disallowed the amortization of costs to achieve under Washington Gas’ outsourcing agreement with Accenture PLC. Washington Gas may file a petition for rehearing of any aspect of the order within 30 days or by December 14, 2011.

(d)	New depreciation rates effective June 1, 2010. Corresponding base rate reduction of $11.4 million also went into effect June 1, 2010.
(e)	Application was settled without stipulating the return on common equity.
(f)

Washington Gas proposes to continue the Weather Normalization Adjustment approved by the SCC of VA in Case No. PUE-2006-00059 and which is detailed in the Company’s tariff-10. As part of this proceeding, the Company proposes to update the following items used to calculate the WNA: (i) normal weather HDDs; (ii) variation in usage by HDD by customer class; (iii) base usage; and (iv) updated weighted average distribution rates.

(g)

New depreciation rates were effective January 1, 2006. The new base rates went into effect subject to refund on February 13, 2007. Stipulation agreement settling the case was approved September 19, 2007. The approved Stipulation includes, among other rate design mechanisms, a PBR plan which includes: (i) a four-year delivery service base rate freeze; (ii) an earnings sharing mechanism that enables Washington Gas to share with shareholders and Virginia customers the earnings that exceed a target of 10.5% return on equity and (iii) recovery of initial implementation costs associated with achieving Washington Gas’ business processing outsourcing initiatives.

(h)

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

(i)	New depreciation rates effective January 1, 2002. New base rates went into effect subject to refund on November 12, 2002. Final Order released on December 18, 2003.

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

On November 4, 2010, the PSC of DC issued an order approving Washington Gas’s proposed tariffs for collecting the deferred cost of hexane. Washington Gas began begin billing the deferred hexane costs over a two-year period beginning in December, 2010. As of September 30, 2011, Washington Gas has incurred cumulative total hexane costs of $3.4 million related to the District of Columbia of which approximately $2.2 million has been recovered and $1.2 million has been deferred as a regulatory asset.

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

Investigation of Depreciation Practices.    On September 9, 2011, the PSC of DC docketed a proceeding to review the proper and adequate rates of depreciation of the several classes of Washington Gas’ property. In accordance with the procedural schedule, interested parties’ comments were filed by October 24, 2011. Washington Gas’ reply comments were filed on November 14, 2011, wherein Washington Gas requested that the PSC of DC consider depreciation issues in the context of the newly-initiated rate case, referenced below. A commission decision is pending.

New Base Rate Case.    On November 2, 2011, the PSC of DC docketed a proceeding to investigate the reasonableness of Washington Gas’ base rates and charges. The PSC of DC required Washington Gas to file base rate information no later than 90 days from the date of the order.

Maryland Jurisdiction

Order on and Reviews of Purchased Gas Charges.    Each year, the PSC of MD reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’ purchased gas costs are reasonable.

The Office of Staff Counsel of the PSC of MD (MD Staff) and the Maryland Office of the People’s Counsel (MD OPC) are challenging a portion of Washington Gas’ Purchased Gas Charges (PGC) for the twelve month period ended August 31, 2009 averring that Washington Gas did not have authority under its tariff to satisfy in cash its obligation (cash-out) for over-deliveries by suppliers and also asserting that Washington Gas used an “excessive price” as the cash-out price. Washington Gas asserts the applicable tariff provision provides for reconciliation options and does not require CSP delivery imbalances to be resolved through adjustments to future volume requirements. Further, Washington Gas’ decision to cash-out the CSP over deliveries and the cash-out price used to price CSP over deliveries led to a fair and reasonable result for CSPs, ratepayers, and the company. Discovery and testimony were filed in the case, and a hearing was held on March 25, 2010. Briefs were filed on April 30, 2011, and reply briefs were filed on May 21, 2011.

The MD OPC took the position that $2.1 million of gas costs related to the purchase of competitive service provider (CSP) inventory included in the PGC should be disallowed. According to the MD Staff, however, an improper basis had been used to determine the amount of the refund amount to customers. The MD Staff position was that the imbalance should have been reconciled through volumetric adjustments in the summer of 2009. As a result, the appropriate basis on which to compare the cash-out price was the cost of gas during the summer of 2009 when (i) suppliers would have purchased less gas to balance out the January-March 2009 over-deliveries, and (ii) Washington Gas would have purchased more gas to reconcile the imbalance.

A proposed order was issued by the Hearing Examiner on August 25, 2010, directing Washington Gas to refund to customers the excess costs paid to suppliers as a result of the cash-out of supplier over-deliveries. The proposed order also directed Washington Gas to present an “exact calculation” of the excess amount paid to suppliers in accordance with the methodology proposed by the MD OPC. The MD OPC estimated the amount of the excess costs to Maryland ratepayers to be approximately $2.1 million. The MD Staff and Washington Gas filed notices of appeal of the proposed order on September 23 and 24, 2010, respectively, and memoranda on appeal on October 1 and 4, 2010, respectively.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

On September 9, 2011, the PSC of MD issued an order approving purchased gas charges of Washington Gas for the twelve-month period ending August 2009, except for an undetermined amount related to excess gas deliveries by CSPs which were cashed-out by Washington Gas. The PSC of MD found that the cash-out of excess deliveries was in violation of Washington Gas’ tariff and that Washington Gas should not have cashed-out the excess deliveries by CSPs, but rather should have eliminated the imbalances through volumetric adjustments in the future. The PSC of MD has remanded the matter to the Hearing Examiner division for further proceedings to determine the correct actual cost adjustment factor, as well as for consideration and assessment of possible civil penalties. On October 11, 2011, Washington Gas filed an application for rehearing of the order with respect to the decision to impose civil penalties for violation of the tariff requesting that the PSC of MD find that Washington Gas is authorized to cash-out CSP account imbalances under its tariff and therefore is not subject to civil penalties. In accordance with accounting principles, Washington Gas recorded a $5.3 million estimated regulatory liability associated with this decision. Pending the ultimate decision of the PSC of MD, if recovery from ratepayers is denied, further action may be taken with respect to recovery from the CSPs.

Investigation of Asset Management and Gas Purchase Practices.    In 2008, the Office of Staff Counsel of the PSC of MD submitted a petition to the PSC of MD to establish an investigation into Washington Gas’ asset management program and cost recovery of its gas purchases.

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

The POHE approved Washington Gas’ current methodology for pricing storage injections. However, the POHE stated that the parties will have 60 days from the date of a final order in the case to suggest any alternative pricing methods. The POHE strongly urged Washington Gas to consult with the other parties to develop greater transparency and separate accounting or tracking of asset optimization activities and to provide a proposal or report within 60 days after a final order is issued and directed Washington Gas to include language in its tariff that would prevent losses from asset optimization activity over a full year from being passed on to ratepayers, but recognizes that timing differences or accounting adjustments, which may appear as a loss in a particular month, may occur.

On December 2, 2009, both the MD Staff and the Office of People’s Counsel filed notices of appeal of the POHE and on December 14, 2009, both filed a memorandum on appeal in support of their positions. On January 4, 2010, Washington Gas filed a reply memorandum in response to the Staff of the PSC of MD and the MD OPC’s memoranda on appeal. A decision by the PSC of MD is pending.

New Base Rate Case.    On April 15, 2011, Washington Gas filed a request for a base rate increase of $30.0 million with the PSC of MD requesting authority to increase its rates and charges and to revise the terms and conditions applicable to gas service in Maryland.

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

Washington Gas has also included a request for approval of a rate adjustment mechanism to recover costs associated with the accelerated replacement of transmission and distribution pipe designed to enhance safety and

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

system reliability. Washington Gas also seeks to increase its research and development funding through programs sponsored by the Gas Technology Institute.

On April 18, 2011, Washington Gas received an order from the PSC of MD related to this rate filing suspending the proposed rates and charges and the proposed changes in the terms and conditions for gas service for an initial period of 150 days following the 30 day notice period, as permitted under the Code of Maryland. On November 14, 2011, the PSC of MD issued an order authorizing: (i) an annual revenue increase of $8.4 million as compared to the Company’s request of $27.8 million; (ii) a rate of return on common equity of 9.60% and an overall rate of return of 8.09%; (iii) an end of test period equity ratio of 57.88%. The order also authorized Washington Gas to implement the initial 5-year phase of the accelerated pipe replacement plan and denied the proposed cost recovery mechanism; and disallowed the amortization of costs to achieve under Washington Gas’ outsourcing agreement with Accenture PLC.

Washington Gas may file a petition for rehearing of any aspect of the order within 30 days or by December 14, 2011.

Virginia Jurisdiction

Conservation and Ratemaking Efficiency Plan.    On September 29, 2009, Washington Gas filed with the SCC of VA an application which included a portfolio of conservation and energy efficiency programs, an associated cost recovery provision, and a decoupling mechanism which will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts. An evidentiary hearing in the proceeding was held on February 9, 2010. On March 26, 2010 the SCC of VA issued an order approving a decoupling rate mechanism for residential customers and six residential energy efficiency programs and the cost recovery mechanism for those programs. Washington Gas filed compliance tariffs with the staff on April 19, 2010 to implement the CARE plan on May 1, 2010. Washington Gas began applying the decoupling mechanism in Virginia in its July billings for residential customers consistent with the SCC of VA’s approval. On July 22, 2010, Washington Gas filed an amendment to the CARE Plan to include small commercial and industrial customers in Virginia. The application included a portfolio of conservation and energy efficiency programs, an associated cost recovery provision and a decoupling mechanism that will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts. On November 18, 2010, the SCC of VA issued an order that denied Washington Gas’ application. The SCC of VA Commission found that Washington Gas’ current tariff and its underlying class cost of service and revenue apportionment studies do not segregate small versus large customers and that only small customers qualify under the CARE law. The SCC of VA stated that Washington Gas could amend the underlying tariff and studies in connection with its required 2011 base rate case filing. Such a tariff amendment was proposed in the filing made with the SCC of VA on January 31, 2011, as noted below.

Steps to Advance Virginia’s Energy Plan.    On August 4, 2010 Washington Gas filed an application (and supplemental testimony on October 25, 2010) with the SCC of VA for approval of a SAVE Plan which included four gas utility infrastructure replacement programs and a SAVE rider to recover certain costs associated with the replacement programs. On April 21, 2011, the SCC of VA issued an order approving Washington Gas’ proposed five year SAVE Plan encompassing a total of $116.5 million in expenditures for the four replacement programs for the period from June 2010 to December 31, 2014. The SCC of VA also approved a SAVE rider to recover the costs of the replacement programs, effective for bills rendered on or after May 1, 2011. The SCC of VA also established a schedule for Washington Gas’ SAVE rider filings for the approved SAVE Plan.

On September 1, 2011, Washington Gas filed an application with the SCC of VA for approval to implement its 2012 SAVE rider, effective from January 1, 2012 up to December 31, 2012. The estimated amount, $29.8

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

million, will be allocated among the Company’s four approved SAVE plan projects as follows: (i) bare and/or unprotected steel service replacement program—$10.3 million; (ii) bare and unprotected steel main replacement program—$2.1 million; (iii) mechanically coupled pipe replacement program—$17.1 million and (iv) enhancement of Optimain decision support computer program—$0.3 million. A public hearing was held on November 1, 2011. A commission decision is pending.

New Base Rate Case.    On January 31, 2011, Washington Gas filed a request with the SCC of VA for a $29.6 million annual increase in revenues. The filing was made pursuant to the settlement agreement reached by the parties and approved by the SCC of VA in Washington Gas’ last base rate case, which resulted in a Performance-Based Rate (PBR) plan. The filing made in January 2011 did not request either renewal or modification of the PBR plan; rather, the filing was based on traditional cost of service regulation. The $29.6 million revenue increase requested in this application included a proposed overall rate of return of 8.58% and a return on common equity of 10.5%, as compared to a return on common equity of 10.0% in Washington Gas’ last base rate proceeding. On May 12, 2011, Washington Gas filed a revised base rate increase request lowering the requested revenue increase from $29.6 million to $28.5 million as a result of new proposed depreciation rates.

Washington Gas proposes to continue the WNA, which was previously approved by the SCC of VA. Washington Gas also proposes a new sharing arrangement associated with its asset optimization program, and seeks to increase its research and development funding through programs sponsored by the Gas Technology Institute.

On October 6, 2011 the staff filed its testimony in this proceeding recommending a total increase in Washington Gas’ revenue of $12.3 million with a proposed return on common equity of 9.0%. Additionally, the staff recommended that all asset optimization revenues be shared with 75.0% directed to ratepayers and 25.0% to shareholders after an initial $2.7 million credit to ratepayers. In connection with this case and in another case, the staff took exception to the regulatory asset that had been established in 2010 for the change in the tax treatment of Med D. Based on this position, we determined that the recovery of the asset was not probable and recorded a $4.7 million charge to income tax expense to write-off the regulatory asset.

Interim rates went into effect on October 1, 2011. Hearings in the case have been scheduled for December 5-7, 2011 for a review of whether a settlement agreement reached by most of the parties to the proceeding is in the public interest.

Affiliate Transactions.    On September 14, 2011, the SCC of VA issued an order denying Washington Gas’ application to transfer Washington Gas’ contracts for certain storage capacity resources to its affiliate, CEV. On June 16, 2011, Washington Gas submitted an application to the SCC of VA requesting approval of three affiliate transactions with CEV: (i) the transfer to CEV of the remainder of the term of two agreements for natural gas storage service at the Washington Storage Service (WSS) and Eminence Storage Service (ESS) storage fields; (ii) the sale to CEV of any storage gas balances associated with the WSS and ESS agreements; and (iii) the assignment to CEV of Washington Gas’ rights to buy base gas in the WSS storage field. Washington Gas proposed to effect these affiliate transactions by September 30, 2011, coincident with the expiration of its PBR plan approved by the SCC of VA in a separate proceeding. On October 4, 2011, Washington Gas filed a petition for reconsideration on this proceeding. On October 5, 2011, the SCC of VA granted Washington Gas’ request that the matter be reconsidered, but has not made a final ruling on Washington Gas’ petition for reconsideration.

Performance-Based Rate Plans

In rate case proceedings in all local jurisdictions in 2006 and 2007, Washington Gas previously requested permission to implement Performance-Based Rate (PBR) plans that include performance measures for customer

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

service and an Earnings Sharing Mechanism (ESM) that enables Washington Gas to share with shareholders and customers the earnings that exceed a target rate of return on equity.

In 2007, the SCC of VA approved the implementation of a PBR plan through the acceptance of a settlement stipulation. On January 28, 2010, Washington Gas indicated in its annual information filing that there was no ESM liability for fiscal year 2009. On June 30, 2010, the SCC of VA accepted the VA Staff’s report and agreed that there was no ESM liability for fiscal year 2009. On January 31, 2011, Washington Gas filed its annual information filing indicating that there was no ESM liability for fiscal year 2010. On October 6, 2011 the VA Staff issued its report indicating that no ESM liability for 2010 exists. There was no ESM liability recorded in 2011. Washington Gas filed its response to VA Staff report on November 18, 2011. The matter is pending before the SCC of VA.

The existing PBR Plan in Virginia expired on September 30, 2011, and Washington Gas has not proposed to extend the Plan.

On November 16, 2007, the PSC of MD issued a final order in a rate case, which established a phase-two proceeding to review Washington Gas’ request to implement a PBR plan and issues raised by the parties associated with Washington Gas’ BPO agreement. On September 4, 2008, a POHE was issued in this phase-two proceeding. Consistent with Washington Gas’ current accounting methodology, the proposed order approved 10-year amortization accounting for initial implementation costs related to Washington Gas’ BPO plan. At September 30, 2011 and 2010, Washington Gas had recorded a regulatory asset of $5.5 million and $6.4 million, respectively, net of amortization, related to initial implementation costs allocable to Maryland associated with our BPO plan. Washington Gas’ application seeking approval of a PBR plan was denied. Additionally, the proposed order (i) directs Washington Gas to obtain an independent management audit related to BPO issues raised in the phase-two proceeding and (ii) directs the initiation of a collaboration process in which Washington Gas is directed to engage in discussions with MD Staff, the MD OPC and interested parties to develop appropriate customer service metrics and a periodic form for reporting results similar to the metrics filed by Washington Gas as part of the approved settlement in Virginia. Aspects of this proposed order were appealed by the parties in November, 2008. On August 22, 2011, the PSC of MD issued a final order affirming the ruling of the hearing examiner but setting forth a new standard for recovery of BPO costs. On September 21, 2011, Washington gas filed a petition for rehearing to have the PSC of MD clarify its order regarding the standard of review related to the prudency of the outsourcing agreement it established in that case as applying to Washington Gas’ existing base rate application, or to defer its decision in this proceeding until after its decision in Washington Gas’ new base rate application. On November 14, 2011, as noted above, the PSC of MD issued an order in Washington Gas’ base rate application disallowing the amortization of the remaining balance of the regulatory asset. In connection with this disallowance, Washington Gas recorded a $5.5 million write-off of a regulatory asset.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WGL Holdings, Inc.

Consolidated Balance Sheets

Part II

Item 8. Financial Statements and Supplementary Data

	September 30,

(In thousands)	2011	2010

ASSETS
Property, Plant and Equipment
At original cost	$3,575,973	$3,383,364
Accumulated depreciation and amortization	(1,086,072)	(1,037,156)

Net property, plant and equipment	2,489,901	2,346,208

Current Assets
Cash and cash equivalents	4,332	8,849
Receivables
Accounts receivable	205,950	208,467
Gas costs and other regulatory assets	14,364	18,714
Unbilled revenues	94,078	91,337
Allowance for doubtful accounts	(17,969)	(20,306)

Net receivables	296,423	298,212

Materials and supplies—principally at average cost	27,113	24,646
Storage gas—at cost (first-in, first-out)—net	290,394	242,223
Deferred income taxes	18,816	22,808
Other prepayments	63,839	93,700
Derivatives and other	23,816	26,827

Total current assets	724,733	717,265

Deferred Charges and Other Assets
Regulatory assets
Gas costs	16,798	5,991
Pension and other post-retirement benefits	471,378	452,035
Other	69,279	73,342
Derivatives and other	36,945	49,053

Total deferred charges and other assets	594,400	580,421

Total Assets	$3,809,034	$3,643,894

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,202,715	$1,153,395
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	587,213	592,875

Total capitalization	1,818,101	1,774,443

Current Liabilities
Current maturities of long-term debt	77,104	30,098
Notes payable	39,421	100,417
Accounts payable and other accrued liabilities	279,434	225,362
Wages payable	16,949	16,411
Accrued interest	3,880	3,983
Dividends declared	20,256	19,604
Customer deposits and advance payments	78,139	65,343
Gas costs and other regulatory liabilities	7,843	9,893
Accrued taxes	16,925	14,828
Derivatives and other	36,789	58,112

Total current liabilities	576,740	544,051

Deferred Credits
Unamortized investment tax credits	11,656	10,561
Deferred income taxes	527,189	472,544
Accrued pensions and benefits	397,460	359,729
Asset retirement obligations	66,928	64,017
Regulatory liabilities
Accrued asset removal costs	326,154	323,091
Other	18,574	13,446
Derivatives and other	66,232	82,012

Total deferred credits	1,414,193	1,325,400

Commitments and Contingencies (Note 13)

Total Capitalization and Liabilities	$3,809,034	$3,643,894

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Income

Part II

Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands, except per share data)	2011	2010	2009

OPERATING REVENUES
Utility	$1,264,580	$1,297,786	$1,481,089
Non-utility	1,486,921	1,411,090	1,225,767

Total Operating Revenues	2,751,501	2,708,876	2,706,856

OPERATING EXPENSES
Utility cost of gas	595,678	618,308	805,119
Non-utility cost of energy-related sales	1,334,773	1,340,774	1,153,166
Operation and maintenance	339,529	309,089	297,471
Depreciation and amortization	91,325	94,011	95,357
General taxes and other assessments	146,421	122,797	114,054

Total Operating Expenses	2,507,726	2,484,979	2,465,167

OPERATING INCOME	243,775	223,897	241,689
Other Income—Net	2,291	931	2,181
Interest Expense
Interest on long-term debt	39,976	39,413	40,432
AFUDC and other—net	570	654	4,471

Total Interest Expense	40,546	40,067	44,903

INCOME BEFORE INCOME TAXES	205,520	184,761	198,967
INCOME TAX EXPENSE	87,150	73,556	77,274

NET INCOME	118,370	111,205	121,693
Dividends on Washington Gas preferred stock	1,320	1,320	1,320

NET INCOME APPLICABLE TO COMMON STOCK	$117,050	$109,885	$120,373

AVERAGE COMMON SHARES OUTSTANDING
Basic	51,195	50,538	50,104
Diluted	51,295	50,765	50,382

EARNINGS PER AVERAGE COMMON SHARE
Basic	$2.29	$2.17	$2.40
Diluted	$2.28	$2.16	$2.39

DIVIDENDS DECLARED PER COMMON SHARE	$1.5400	$1.5000	$1.4575

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Cash Flows

Part II

Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2011	2010	2009

OPERATING ACTIVITIES
Net income	$118,370	$111,205	$121,693
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	91,325	94,011	95,357
Amortization of:
Other regulatory assets and liabilities—net	9,143	3,686	3,350
Debt related costs	915	767	785
Deferred income taxes—net	58,694	102,897	67,401
Accrued/deferred pension cost	17,507	9,648	(2,204)
Compensation expense related to equity awards	2,277	2,492	2,160
Provision for doubtful accounts	18,080	17,766	22,435
Other non-cash charges (credits)—net	860	(415)	(125)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(20,641)	(65,522)	(30,555)
Gas costs and other regulatory assets/liabilities—net	2,300	53,510	(47,968)
Storage gas	(48,171)	(4,542)	168,948
Other prepayments	32,350	(10,138)	(52,513)
Accounts payable and other accrued liabilities	34,475	8,905	(34,505)
Wages payable	538	1,117	1,188
Customer deposits and advance payments	12,796	12,435	6,834
Accrued taxes	2,097	(2,291)	4,990
Accrued interest	(103)	385	(602)
Other current assets	544	(4,815)	(7,173)
Other current liabilities	(21,323)	31,142	(24,678)
Deferred gas costs—net	(10,807)	8,005	36,801
Deferred assets—other	38,921	(51,119)	(18,662)
Deferred liabilities—other	(45,148)	(27,698)	(7,466)
Other—net	682	(459)	2,916

Net Cash Provided by Operating Activities	295,681	290,972	308,407

FINANCING ACTIVITIES
Common stock issued	4,980	22,150	5,131
Long-term debt issued	75,000	53,018	64,875
Long-term debt retired	(30,000)	(74,019)	(76,012)
Debt issuance costs	(186)	(335)	(181)
Notes payable issued (retired)—net	(61,018)	(83,434)	(87,104)
Dividends on common stock and preferred stock	(74,266)	(76,525)	(73,707)
Other financing activities—net	(390)	(717)	(820)

Net Cash Used in Financing Activities	(85,880)	(159,862)	(167,818)

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(201,540)	(130,106)	(138,908)
Investments in non-utility interests	(13,293)	–	–
Distributions from non-utility interests	515	–	–

Net Cash Used in Investing Activities	(214,318)	(130,106)	(138,908)

INCREASE IN CASH AND CASH EQUIVALENTS	(4,517)	1,004	1,681
Cash and Cash Equivalents at Beginning of Year	8,849	7,845	6,164

Cash and Cash Equivalents at End of Period	$4,332	$8,849	$7,845

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (received)—net	$(5,974)	$(78,177)	$41,294
Interest paid	$40,612	$39,129	$44,378
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$(3,539)	$359	$24,494
Capital expenditures included in accounts payable and other accrued liabilities	27,472	7,875	3,791
Dividends paid in common stock	$5,356	$–	$–

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Capitalization

Part II

Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands, except shares)	2011		2010

Common Shareholders’ Equity
Common stock, no par value, 120,000,000 shares authorized, 51,365,337 and 50,974,992 shares issued, respectively	$557,594		$543,121
Paid-in capital	7,731		8,889
Retained earnings	648,052		609,956
Accumulated other comprehensive loss, net of taxes	(10,662)		(8,571)

Total Common Shareholders’ Equity	1,202,715	66.2%	1,153,395	65.0%

Preferred Stock
WGL Holdings, Inc., without par value, 3,000,000 shares authorized, none issued	–		–
Washington Gas Light Company, without par value, 1,500,000 shares authorized—issued and outstanding:
$4.80 series, 150,000 shares	15,000		15,000
$4.25 series, 70,600 shares	7,173		7,173
$5.00 series, 60,000 shares	6,000		6,000

Total Preferred Stock	28,173	1.5%	28,173	1.6%

Long-Term Debt
Washington Gas Light Company Unsecured Medium-Term Notes
Due fiscal year 2011, 6.64%	–		30,000
Due fiscal year 2012, 5.90% to 6.05%	77,000		77,000
Due fiscal year 2014, 4.88% to 5.17%	67,000		67,000
Due fiscal year 2015, 4.83%	20,000		20,000
Due fiscal year 2016, 5.17%	25,000		25,000
Due fiscal year 2019, 7.46%	50,000		50,000
Due fiscal year 2020, 4.76%	50,000		50,000
Due fiscal year 2023, 6.65%	20,000		20,000
Due fiscal year 2025, 5.44%	40,500		40,500
Due fiscal year 2027, 6.40% to 6.82%	125,000		125,000
Due fiscal year 2028, 6.57% to 6.85%	52,000		52,000
Due fiscal year 2030, 7.50%	8,500		8,500
Due fiscal year 2036, 5.70% to 5.78%	50,000		50,000
Due fiscal year 2040, 5.21%	75,000		–

Total Unsecured Medium Term-Notes	660,000		615,000
Other long-term debt	4,353		8,012
Unamortized discount	(36)		(39)
Less—current maturities	77,104		30,098

Total Long-Term Debt	587,213	32.3%	592,875	33.4%

Total Capitalization	$1,818,101	100.0%	$1,774,443	100.0%

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Common Shareholders’ Equity

and Comprehensive Income

Part II

Item 8. Financial Statements and Supplementary Data (continued)

(In thousands, except shares)	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
	Shares	Amount

Balance at September 30, 2008	49,916,883	$507,105	$14,398	$527,812	$(1,751)	$1,047,564
Net income applicable to common stock	–	–	–	120,373	–	120,373
Post-retirement benefits adjustment, net of taxes	–	–	–	–	(4,690)	(4,690)

Comprehensive income						115,683
Impact of applying SFAS No. 157 (ASC Topic 820) adjustment, net of taxes	–	–	–	1,012	–	1,012
Stock-based compensation	226,601	7,396	(882)	–	–	6,514
Dividends declared on common stock ($1.4575 per share)	–	–	–	(73,075)	–	(73,075)

Balance at September 30, 2009	50,143,484	514,501	13,516	576,122	(6,441)	1,097,698
Net income applicable to common stock	–	–	–	109,885		109,885
Post-retirement benefits adjustment, net of taxes	–	–	–	–	(2,130)	(2,130)

Comprehensive income						107,755
Dividend Reinvestment	40,661	1,472				1,472
Stock-based compensation	790,847	27,148	(4,627)	–	–	22,521
Dividends declared on common stock ($1.5000 per share)	–	–	–	(76,051)	–	(76,051)

Balance at September 30, 2010	50,974,992	543,121	8,889	609,956	(8,571)	1,153,395
Net income applicable to common stock	–	–	–	117,050		117,050
Post-retirement benefits adjustment, net of taxes	–	–	–	–	(2,091)	(2,091)

Comprehensive income						114,959
Dividend Reinvestment	163,461	6,236				6,236
Stock-based compensation	226,884	8,237	(1,158)	–	–	7,079
Dividends declared on common stock ($1.5400 per share)	–	–	–	(78,954)	–	(78,954)

Balance at September 30, 2011	51,365,337	$557,594	$7,731	$648,052	$(10,662)	$1,202,715

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Balance Sheets

Part II

Item 8. Financial Statements and Supplementary Data (continued)

	September 30,
(In thousands)	2011	2010
ASSETS
Property, Plant and Equipment
At original cost	$3,509,564	$3,343,842
Accumulated depreciation and amortization	(1,060,990)	(1,014,314)

Net property, plant and equipment	2,448,574	2,329,528

Current Assets
Cash and cash equivalents	1,353	4,390
Receivables
Accounts receivable	81,778	78,357
Gas costs and other regulatory assets	14,364	18,714
Unbilled revenues	13,888	20,484
Allowance for doubtful accounts	(15,863)	(16,704)

Net receivables	94,167	100,851

Materials and supplies—principally at average cost	27,061	24,594
Storage gas—(first-in, first-out)	166,054	169,267
Deferred income taxes	15,748	10,633
Other prepayments	30,601	59,317
Receivables from associated companies	21,167	1,949
Derivatives and other	2,465	7,050

Total current assets	358,616	378,051

Deferred Charges and Other Assets
Regulatory assets
Gas costs	16,798	5,991
Pension and other post-retirement benefits	468,522	449,383
Other	69,277	73,336
Derivatives and other	17,261	33,987

Total deferred charges and other assets	571,858	562,697

Total Assets	$3,379,048	$3,270,276

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$990,135	$994,876
Preferred stock	28,173	28,173
Long-term debt	587,213	592,875

Total capitalization	1,605,521	1,615,924

Current Liabilities
Current maturities of long-term debt	77,104	30,098
Notes payable	22	43,419
Accounts payable and other accrued liabilities	131,055	127,358
Wages payable	16,031	15,512
Accrued interest	3,880	3,983
Dividends declared	18,717	18,460
Customer deposits and advance payments	78,139	63,343
Gas costs and other regulatory liabilities	7,843	9,893
Accrued taxes	22,829	13,277
Payables to associated companies	11,792	9,170
Derivatives and other	11,412	19,714

Total current liabilities	378,824	354,227

Deferred Credits
Unamortized investment tax credits	8,677	9,570
Deferred income taxes	524,253	477,912
Accrued pensions and benefits	394,818	357,456
Asset retirement obligations	65,725	62,801
Regulatory liabilities
Accrued asset removal costs	326,154	323,091
Other	18,574	13,446
Derivatives and other	56,502	55,849

Total deferred credits	1,394,703	1,300,125

Commitments and Contingencies (Note 13)

Total Capitalization and Liabilities	$3,379,048	$3,270,276

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Statements of Income

Part II

Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,
(In thousands)	2011	2010	2009
OPERATING REVENUES
Utility	$1,288,539	$1,321,446	$1,505,875
Non-utility	–	75	41

Total Operating Revenues	1,288,539	1,321,521	1,505,916

OPERATING EXPENSES
Utility cost of gas	619,637	641,967	829,905
Operation and maintenance	280,463	263,319	257,874
Depreciation and amortization	89,116	92,096	93,562
General taxes and other assessments	136,079	115,454	109,522

Total Operating Expenses	1,125,295	1,112,836	1,290,863

OPERATING INCOME	163,244	208,685	215,053
Other Income—Net	2,594	669	1,683
Interest Expense
Interest on long-term debt	39,976	39,413	40,425
AFUDC and other—net	486	511	3,708

Total Interest Expense	40,462	39,924	44,133

INCOME BEFORE INCOME TAXES	125,376	169,430	172,603
INCOME TAX EXPENSE	55,786	67,081	66,018

NET INCOME	69,590	102,349	106,585
Dividends on preferred stock	1,320	1,320	1,320

NET INCOME APPLICABLE TO COMMON STOCK	$68,270	$101,029	$105,265

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Statements of Cash Flows

Part II

Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,
(In thousands)	2011	2010	2009
OPERATING ACTIVITIES
Net income	$69,590	$102,349	$106,585
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	89,116	92,096	93,562
Amortization of:
Other regulatory assets and liabilities—net	9,143	3,687	3,350
Debt related costs	915	767	785
Deferred income taxes—net	40,102	113,382	69,009
Accrued/deferred pension cost	17,364	9,602	(2,198)
Compensation expense related to equity awards	2,651	2,341	2,052
Provision for doubtful accounts	14,028	13,528	18,567
Other non-cash charges (credits)—net	(1,693)	(1,107)	(419)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(30,912)	(14,503)	10,938
Gas costs and other regulatory assets/liabilities—net	2,300	53,510	(47,968)
Storage gas	3,213	(467)	153,817
Other prepayments	31,205	(18,847)	(8,070)
Accounts payable and other accrued liabilities, including payables to associated companies	(8,198)	(3,090)	(57,350)
Wages payable	519	890	984
Customer deposits and advance payments	14,796	10,435	6,834
Accrued taxes	9,552	(2,157)	4,153
Accrued interest	(103)	385	(602)
Other current assets	2,118	3,460	(9,206)
Other current liabilities	(8,302)	6,785	(25,320)
Deferred gas costs—net	(10,807)	8,005	36,801
Deferred assets—other	30,247	(45,015)	(10,505)
Deferred liabilities—other	(27,130)	(35,315)	(24,241)
Other—net	180	190	3,893

Net Cash Provided by Operating Activities	249,894	300,911	325,451

FINANCING ACTIVITIES
Long-term debt issued	75,000	53,018	64,875
Long-term debt retired	(30,000)	(74,019)	(76,011)
Debt issuance costs	(186)	(335)	(181)
Notes payable issued (retired)—net	(43,419)	(81,392)	(106,202)
Dividends on common stock and preferred stock	(74,256)	(73,129)	(71,457)
Other financing activities—net	(376)	(611)	(830)

Net Cash Used in Financing Activities	(73,237)	(176,468)	(189,806)

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(179,694)	(125,213)	(134,165)

Net Cash Used in Investing Activities	(179,694)	(125,213)	(134,165)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,037)	(770)	1,480
Cash and Cash Equivalents at Beginning of Year	4,390	5,160	3,680

Cash and Cash Equivalents at End of Period	$1,353	$4,390	$5,160

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (received)—net	$(8,537)	$(75,345)	$26,897
Interest paid	$40,528	$38,986	$43,615
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$(3,539)	$359	$24,494
Capital expenditures included in accounts payable and other accrued liabilities	$22,339	$7,822	$3,473

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Statements of Capitalization

Part II

Item 8. Financial Statements and Supplementary Data (continued)

	September 30,
(In thousands, except shares)	2011		2010
Common Shareholder’s Equity
Common stock, $1 par value, 80,000,000 shares authorized, 46,479,536 shares issued	$46,479		$46,479
Paid-in capital	473,099		470,825
Retained earnings	481,219		486,143
Accumulated other comprehensive loss, net of taxes	(10,662)		(8,571)

Total Common Shareholder’s Equity	990,135	61.7%	994,876	61.6%

Preferred Stock
Washington Gas Light Company, without par value, 1,500,000 shares authorized—issued and outstanding:
$4.80 series, 150,000 shares	15,000		15,000
$4.25 series, 70,600 shares	7,173		7,173
$5.00 series, 60,000 shares	6,000		6,000

Total Preferred Stock	28,173	1.8%	28,173	1.7%

Long-Term Debt
Washington Gas Light Company Unsecured Medium-Term Notes
Due fiscal year 2011, 6.64%	–		30,000
Due fiscal year 2012, 5.90% to 6.05%	77,000		77,000
Due fiscal year 2014, 4.88% to 5.17%	67,000		67,000
Due fiscal year 2015, 4.83%	20,000		20,000
Due fiscal year 2016, 5.17%	25,000		25,000
Due fiscal year 2019, 7.46%	50,000		50,000
Due fiscal year 2020, 4.76%	50,000		50,000
Due fiscal year 2023, 6.65%	20,000		20,000
Due fiscal year 2025, 5.44%	40,500		40,500
Due fiscal year 2027, 6.40% to 6.82%	125,000		125,000
Due fiscal year 2028, 6.57% to 6.85%	52,000		52,000
Due fiscal year 2030, 7.50%	8,500		8,500
Due fiscal year 2036, 5.70% to 5.78%	50,000		50,000
Due fiscal year 2040, 5.21%	75,000		–

Total Unsecured Medium Term-Notes	660,000		615,000
Other long-term debt	4,353		8,012
Unamortized discount	(36)		(39)
Less—current maturities	77,104		30,098

Total Long-Term Debt	587,213	36.5%	592,875	36.7%

Total Capitalization	$1,605,521	100.0%	$1,615,924	100.0%

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Statements of Common Shareholder’s Equity

and Comprehensive Income

Part II

Item 8. Financial Statements and Supplementary Data (continued)

	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
(In thousands, except shares)	Shares	Amount
Balance at September 30, 2008	46,479,536	$46,479	$467,761	$422,560	$(1,751)	$935,049
Net income	–	–	–	106,585	–	106,585
Post-retirement benefits adjustment, net of taxes	–	–	–	–	(4,690)	(4,690)

Comprehensive income						101,895
Stock-based compensation(a)	–	–	1,265	–	–	1,265
Dividends declared:
Common stock	–	–	–	(70,450)	–	(70,450)
Preferred stock	–	–	–	(1,320)	–	(1,320)

Balance at September 30, 2009	46,479,536	46,479	469,026	457,375	(6,441)	966,439
Net income	–	–	–	102,349	–	102,349
Post-retirement benefits adjustment, net of taxes	–	–	–	–	(2,130)	(2,130)

Comprehensive income						100,219
Stock-based compensation(a)	–	–	1,799	–	–	1,799
Dividends declared:
Common stock	–	–	–	(72,261)	–	(72,261)
Preferred stock	–	–	–	(1,320)	–	(1,320)

Balance at September 30, 2010	46,479,536	46,479	470,825	486,143	(8,571)	994,876
Net income	–	–	–	69,590	–	69,590
Post-retirement benefits adjustment, net of taxes	–	–	–	–	(2,091)	(2,091)

Comprehensive income						67,499
Stock-based compensation(a)	–	–	2,274	–	–	2,274
Dividends declared:
Common stock	–	–	–	(73,194)	–	(73,194)
Preferred stock	–	–	–	(1,320)	–	(1,320)

Balance at September 30, 2011	46,479,536	$46,479	$473,099	$481,219	$(10,662)	$990,135

(a)	Stock-based compensation is based on the stock awards of WGL Holdings that are allocated to Washington Gas Light Company for its pro-rata share.

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

NOTE 1. ACCOUNTING POLICIES

GENERAL

WGL Holdings is a holding company that owns all of the shares of common stock of Washington Gas, a regulated natural gas utility, and all of the shares of common stock of Washington Gas Resources, Hampshire and Crab Run. Washington Gas Resources owns all of the shares of common stock of four unregulated subsidiaries that include WGEServices, WGESystems, CEV and WGSW. Except where the content clearly indicates otherwise, “WGL Holdings,” “we,” “us” or “our” refers to the holding company or the consolidated entity of WGL Holdings and all of its subsidiaries. Unless otherwise noted, these notes apply equally to WGL Holdings and Washington Gas.

NATURE OF OPERATIONS

Washington Gas is a regulated public utility that sells and delivers natural gas to approximately one million customers primarily in the District of Columbia, and the surrounding metropolitan areas in Maryland and Virginia. Deliveries to firm residential and commercial customers accounted for 76.6% of the total therms delivered to customers by Washington Gas in fiscal year September 30, 2011. Deliveries to interruptible customers accounted for 15.5% and deliveries to customers who use natural gas to generate electricity accounted for 7.9%. These amounts do not include deliveries related to Washington Gas’ asset optimization program discussed further below. Hampshire operates an underground natural gas storage facility that provides services exclusively to Washington Gas. Hampshire is regulated under a cost of service tariff by the FERC. Both Washington Gas and Hampshire comprise our regulated utility segment.

The retail energy-marketing segment consists of the operations of WGEServices which competes with regulated utilities and other unregulated third party marketers to sell natural gas and electricity directly to residential, commercial and industrial customers with the objective of earning a profit through competitive pricing. The commodities that WGEServices sells are delivered to retail customers through assets owned by regulated utilities. Washington Gas delivers the majority of natural gas sold by WGEServices, and unaffiliated electric utilities deliver all of the electricity sold. WGEServices owned multiple Solar PV power generating facilities at September 30, 2011. Other than these facilities, WGEServices does not own or operate any natural gas or electric generation, production, transmission or distribution assets. At September 30, 2011, WGEServices served approximately 172,000 residential, commercial and industrial natural gas customers and approximately 183,000 residential, commercial and industrial electricity customers located in Maryland, Virginia, Delaware, Pennsylvania and the District of Columbia.

The design-build energy systems segment comprises WGESystems, which provides design-build energy efficient and sustainable solutions to government and commercial clients under construction contracts.

As part of our “Other Activities” segment, CEV is an unregulated wholesale energy company that engages in acquiring and optimizing natural gas storage and transportation assets. WGSW holds a 99% limited partnership interest in ASD Solar, LP, a limited partnership formed to own and operate a portfolio of solar projects that include rooftop solar photovoltaic power generation systems located on property throughout the State of California. WGSW accounts for this investment under the equity method of accounting; any profits and losses are included in “Other income—net” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of our investment balance. WGL Holdings did not hold any other significant equity investments during the fiscal years ended September 30, 2010 and 2009. Refer to Note 15—Operating Segment Reporting for further discussion of our segments.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

CONSOLIDATION OF FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of WGL Holdings and its subsidiaries during the fiscal years reported. Inter-company transactions have been eliminated. Refer to Note 16—Related Party Transactions for a discussion of inter-company transactions.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (comprised principally of utility plant) is stated at original cost, including labor, materials, taxes and overhead costs incurred during the construction period. The cost of utility and other plant of Washington Gas includes an allowance for funds used during construction (AFUDC) that is calculated under a formula prescribed by our regulators. Washington Gas capitalizes AFUDC as a component of construction overhead. The before-tax rates for AFUDC for fiscal years September 30, 2011, September 30, 2010 and September 30, 2009 were 5.50%, 0.32% and 0.35%, respectively. Due to increased construction balances, Washington Gas made an adjustment to increase capitalized AFUDC by $1.0 million for the fiscal year ended September 30, 2011. For fiscal years September 30, 2010 and 2009, Washington Gas decreased capitalized AFUDC by $0.3 million and $0.4 million, respectively, due to decreased construction balances and significant decreases in short-term debt interest rates.

Washington Gas charges maintenance and repairs to operating expenses, except those charges applicable to transportation and power-operated equipment, which it allocates to operating expenses, construction and other accounts based on the use of the equipment. Washington Gas capitalizes betterments and renewal costs, and calculates depreciation applicable to its utility gas plant in service primarily using a straight-line method over the estimated remaining life of the plant. The composite depreciation and amortization rate of the regulated utility segment was 2.84%, 3.00%, and 3.12% during fiscal years 2011, 2010 and 2009, respectively. In accordance with regulatory requirements, such rates include a component related to asset removal costs for Washington Gas. These asset removal costs are accrued through depreciation expense with a corresponding credit to “Regulatory liabilities—Accrued asset removal costs.” When Washington Gas retires depreciable utility plant and equipment, it charges the associated original costs to “Accumulated depreciation and amortization” and any related removal costs incurred are charged to “Regulatory liabilities—Accrued asset removal costs.” Washington Gas periodically reviews the adequacy of its depreciation rates by considering estimated remaining lives and other factors. Refer to Note 13—Commitments and Contingencies for a discussion of depreciation-related contingencies.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

At September 30, 2011 and 2010, 99.0% and 99.7%, respectively, of WGL Holdings’ consolidated original cost of property, plant and equipment was related to the regulated utility segment as shown below.

Property, Plant and Equipment at Original Cost

At September 30,	2011		2010
($ in millions)	Dollars	%	Dollars	%
Regulated utility segment
Distribution, transmission and storage	$3,069.2	85.9	$2,995.2	88.5
General, miscellaneous and intangibles	328.8	9.2	312.1	9.2
Construction work in progress (CWIP)	141.1	3.9	64.9	2.0

Total regulated utility segment	3,539.1	99.0	3,372.2	99.7
Unregulated segments	36.9	1.0	11.1	0.3

Total	$3,576.0	100.0	$3,383.3	100.0

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

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

At September 30, 2011 and 2010, we recorded the following regulatory assets and liabilities on our balance sheets. These assets and liabilities will be recognized as expenses or revenues in future periods as they are reflected in customers’ rates.

Regulatory Assets and Liabilities

(In millions)	Regulatory Assets		Regulatory Liabilities
At September 30,	2011	2010	2011	2010
Current:
Gas costs due from/to customers(a)	$12.1	$13.9	$6.0	$6.6
Interruptible sharing	1.6	3.8	1.7	3.3
Conservation and rate-making efficiency adjustment	0.7	0.5	0.1	–
Capacity allocation charge	–	0.5	–	–

Total current	$14.4	$18.7	$7.8	$9.9

Deferred:
Accrued asset removal costs	$–	$–	$326.2	$323.1
Deferred gas costs(a)	16.8	6.0	–	–
Pension and other post-retirement benefits
Other post-retirement benefit costs—trackers(b)	2.5	4.3	–	–
Deferred pension costs/income—trackers(b)	35.5	28.6	–	–
ASC Topic 715 unrecognized costs/income(a)(c)
Pensions	239.5	249.1	–	–
Other post-retirement benefits	193.9	168.6	–	–
Other curtailment costs for pensions & other post-retirement benefits(d)	–	1.4	–	–

Total pension and other post-retirement benefits	471.4	452.0	–	–
Other
Income tax-related amounts due from/to customers(e)	28.0	21.6	7.6	8.8
Losses/gains on issuance and extinguishments of debt and interest-rate derivative instruments(a)(f)	13.3	20.3	1.1	1.4
Deferred gain on sale of assets(a)	–	–	2.4	2.7
Environmental response costs(a)	4.5	2.9	–	–
Rights-of-way fees	0.6	0.8	–	–
Other costs—Business process outsourcing(a)	2.1	10.0	–	–
Sabbatical leave and other similar benefits	3.0	3.1	–	–
Nonretirement postemployment benefits(a)(g)	13.4	11.6	–	–
Other regulatory expenses	4.4	3.1	7.5	0.5

Total other	69.3	73.4	18.6	13.4

Total deferred	557.5	531.4	344.8	336.5

Total	$571.9	$550.1	$352.6	$346.4

(a)

Washington Gas does not earn its overall rate of return on these assets. Washington Gas is allowed to recover and required to pay, using short-term interest rates, the carrying costs related to gas costs due from and to its customers in the District of Columbia and Virginia jurisdictions.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

(b)	Relates to the District of Columbia jurisdiction.
(c)	Refer to Note 10—Pension and Other Post-Retirement Benefit Plans for a further discussion of these amounts.
(d)

Represents curtailment costs related to Virginia and Maryland associated with our BPO plan. Curtailment costs related to the District of Columbia are included in “Other post-retirement benefits—trackers” and “Deferred pension costs/income—trackers”.

(e)

This balance represents amounts due from customers for deferred tax liabilities related to tax benefits on deduction flowed directly to customers prior to the adoption of income tax normalization for ratemaking purposes.

(f)

The losses or gains on the issuance and extinguishment of debt and interest-rate derivative instruments include unamortized balances from transactions executed in prior fiscal years. These transactions create gains and losses that are amortized over the remaining life of the debt as prescribed by regulatory accounting requirements.

(g)

Represents the timing difference between the recognition of workers compensation and short-term disability costs in accordance with generally accepted accounting principles and the way these costs are recovered through rates.

As required by ASC Topic 980, Washington Gas monitors its regulatory and competitive environment to determine whether the recovery of its regulatory assets continues to be probable. If Washington Gas were to determine that recovery of these assets is no longer probable, it would write off the assets against earnings. We have determined that ASC Topic 980 continues to apply to our regulated operations, and the recovery of our regulatory assets at September 30, 2011 is probable. Refer to Note 13—Commitments and Contingencies for further discussion of our regulated operations and the impairment of two regulatory assets and the recognition of a regulatory liability resulting from recent actions or positions of our regulators.

CASH AND CASH EQUIVALENTS

We consider all investments with original maturities of three months or less to be cash equivalents. We did not have any restrictions on our cash balances that would impact the payment of dividends by WGL Holdings or our subsidiaries as of September 30, 2011 and 2010.

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

Cost of Gas.    Washington Gas’ jurisdictional tariffs contain mechanisms that provide for the recovery of the cost of gas incurred on behalf of firm customers, including related pipeline transportation and storage capacity charges. Under these mechanisms, Washington Gas periodically adjusts its firm customers’ rates to reflect increases and decreases in these costs. Under or over-collections of gas costs in the current cycle are charged or credited to deferred charges or credits on the balance sheet as non-current regulatory assets or liabilities. Amounts deferred at the end of the cycle, August 31 of each year, are fully reconciled and transferred to current assets or liabilities under the balance sheet captions “Gas costs and other regulatory assets” and “Gas costs and other regulatory liabilities.” These balances are recovered or refunded to customers over the subsequent 12 month period.

Revenue Taxes.    Revenue taxes such as gross receipts taxes, Public Service Commission (PSC) fees, franchise fees and energy taxes are reported gross in operating revenues. Refer to Note 15—Operating Segment Reporting for amounts recorded related to revenue taxes.

Transportation Gas Imbalance.    Interruptible shippers and third party marketer shippers transport gas on Washington Gas’ distribution system as part of the unbundled services that it offers. The delivered volumes of gas from third party shippers into Washington Gas’ distribution system rarely equal the volumes delivered to the

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

third party marketer customers, resulting in transportation gas imbalances. These imbalances are usually short-term in duration, and Washington Gas monitors the activity and regularly notifies the shippers when their accounts have an imbalance. In accordance with regulatory treatment, Washington Gas does not record a receivable from or liability to third party marketers associated with gas volumes related to these transportation imbalances but, rather, reflects the financial impact as a regulatory asset or liability related to its gas cost adjustment mechanism, thereby eliminating any profit or loss that would occur as a result of the imbalance. The regulatory treatment combines the imbalance for all marketers, including WGEServices, into a single “net” adjustment to the regulatory asset or liability. Refer to Note 16—Related Party Transactions for further discussion of the accounting for these imbalance transactions.

Asset Optimization Program.    Washington Gas optimizes the value of its long-term natural gas transportation and storage capacity resources by entering into physical and financial transactions in the form of forwards, swaps and option contracts for periods when these resources are not being used to physically serve utility customers. Refer to “Derivative Activities” below for a further discussion of the accounting for derivative transactions entered into under this program. Regulatory sharing mechanisms in all three jurisdictions allow the profit from these transactions to be shared between Washington Gas’ customers and shareholders. The customer portion does not affect earnings.

All unrealized fair value gains and losses, and margins generated from the physical and financial settlement of these asset optimization contracts are recorded in utility cost of gas or, in the case of amounts to be shared with rate payers, regulatory liabilities. In conjunction with optimizing Washington Gas’ storage capacity, storage gas inventory may be subject to lower of cost or market adjustments. Washington Gas recorded a lower of cost or market adjustment related to its storage gas inventory, after the effects of regulatory sharing of $0.3 million, $0.8 million, and $8.4 million during the fiscal years ended September 30, 2011, 2010 and 2009, respectively, related to its storage gas inventory, which was recorded to “Utility cost of gas.”

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

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Other Activities.    CEV reports its trading margins in non-utility revenue by netting its cost / loss on physical and financial gas purchase contracts with revenues / gains on physical and financial gas sales contracts.

RATE REFUNDS DUE TO CUSTOMERS

When Washington Gas files a request with certain regulatory commissions to modify customers’ rates, it is permitted to charge customers new rates, subject to refund, until the regulatory commission renders a final decision on the amount of the authorized change in rates. During this interim period, Washington Gas records a provision for a rate refund regulatory liability based on the difference between the amount it collects in rates and the amount it expects to recover from a final regulatory decision. Similarly, Washington Gas periodically records provisions for rate refunds related to other transactions. Actual results for these regulatory contingencies are often difficult to predict and could differ significantly from the estimates reflected in the financial statements. Refer to Note 13—Commitments and Contingencies for further discussion of regulatory matters and related contingencies.

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

WEATHER-RELATED INSTRUMENTS

Periodically, we purchase certain weather-related instruments, such as weather insurance policies, HDD derivatives and CDD derivatives. We account for these weather related instruments in accordance with ASC Subtopic 815-45, Derivatives and Hedging—Weather Derivatives. For weather insurance policies and HDD derivatives, benefits or costs are ultimately recognized to the extent actual HDDs fall above or below the contractual HDDs for each instrument. Benefits or costs are recognized for CDD derivatives when the average temperature exceeds a contractually stated level during the contract period. Premiums for weather-related instruments are amortized based on the pattern of normal temperature days over the coverage period. Weather-related instruments for which we collect a premium are carried at fair value. Washington Gas’ weather related instrument premium expense or benefit is not considered in establishing retail rates. Washington Gas does not purchase such instruments for jurisdictions in which it has received rate mechanisms that compensate it on a normal weather basis. Refer to Note 5—Derivative and Weather-Related Instruments for further discussion of our weather-related instruments.

CONCENTRATION OF CREDIT RISK

Regulated Utility Segment

Washington Gas has a relatively low concentration of customer credit risk due to its large number of customers, none of which is singularly large as a percentage of Washington Gas’ total customer base. Although Washington Gas has credit monitoring policies and procedures which are designed to limit its exposure, it has credit risk to the extent the implementation of such controls are not effective in mitigating all of its risk. Certain wholesale suppliers that sell natural gas to Washington Gas either have relatively low credit ratings or are not rated by major credit rating agencies. In the event of a supplier’s failure to deliver contracted volumes of gas, Washington Gas may need to replace those volumes at prevailing market prices, which may be higher than the original transaction prices, and pass these costs through to its sales customers under the purchased gas cost

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

adjustment mechanisms. Additionally, Washington Gas enters into contracts with wholesale counterparties to buy and sell natural gas for the purpose of optimizing the value of its long-term capacity and storage assets, as well as for hedging natural gas costs and interest costs. In the event of a default by these counterparties, Washington Gas may be at risk for financial loss to the extent these costs are not passed through to its customers.

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

DERIVATIVE ACTIVITIES

WGEServices enters into both physical and financial contracts for the purchase and sale of natural gas and electricity. We designate a portion of these physical contracts related to the purchase of natural gas and electricity to serve our customers as “normal purchases and normal sales;” therefore, they are not subject to the mark-to-market accounting requirements of ASC Topic 815, Derivatives and Hedging. CEV enters into derivative contracts for the purpose of optimizing its storage and transportation capacity as well as managing the transportation and storage assets on behalf of third parties. The financial contracts and the portion of the physical contracts that qualify as derivative instruments and are subject to the mark-to-market accounting requirements are recorded on the balance sheet at fair value and are reflected in earnings. WGEServices records these derivatives as revenues or expenses depending on the nature of the economically hedged item. CEV nets financial and physical contracts in revenues.

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

As part of its asset optimization program, Washington Gas enters into derivative contracts related to the sale and purchase of natural gas at a future price substantially to lock-in operating margins that Washington Gas will ultimately realize. The derivatives used under this program may cause significant period-to-period volatility in earnings for the portion of net profits retained for shareholders; however, this volatility will not change the margins that Washington Gas will ultimately realize from these transactions. In accordance with ASC Topic 815, all financially and physically settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas”.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

From time to time Washington Gas also utilizes derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of Medium-Term Notes (MTNs). Gains or losses associated with these derivative transactions are deferred as regulatory assets or liabilities and amortized to interest expense in accordance with regulatory accounting requirements. Refer to Note 5—Derivative and Weather-Related Instruments for further discussion of our derivative activities.

INCOME TAXES

We recognize deferred income tax assets and liabilities for all temporary differences between the financial statement basis and the tax basis of assets and liabilities, including those where regulators prohibit deferred income tax treatment for ratemaking purposes of Washington Gas. Regulatory assets or liabilities, corresponding to such additional deferred income tax assets or liabilities, may be recorded to the extent recoverable from or payable to customers through the ratemaking process. Refer to the table under “Regulated Operations” above that depicts Washington Gas’ regulatory assets and liabilities associated with income taxes due from and to customers at September 30, 2011 and 2010. Amounts applicable to income taxes due from and due to customers primarily represent differences between the book and tax basis of net utility plant in service. We amortize investment tax credits as reductions to income tax expense over the estimated service lives of the related properties. Refer to Note 9—Income Taxes which provides detailed financial information related to our income taxes.

STOCK-BASED COMPENSATION

We account for stock-based compensation expense in accordance with ASC Topic 718, Compensation—Stock Compensation (ASC Topic 718) which requires us to measure and recognize stock-based compensation expense in our financial statements based on the fair value at the date of grant for our equity-classified share-based awards, which include performance shares and stock options granted to certain employees and shares issued to directors. For liability-classified share-based awards, which include performance units issued to certain directors, we recognize stock-based compensation expense based on their fair value at the end of each reporting period. For both equity-classified and liability-classified share-based awards, we estimate forfeitures over the requisite service period when recognizing compensation expense; these estimates are periodically adjusted to the extent to which actual forfeitures differ from such estimates. Refer to Note 11—Stock-Based Compensation for further discussion of the accounting for our stock-based compensation plans.

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

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

WGL Holdings, Inc.

Changes in Asset Retirement Obligations

	September 30
(In millions)	2011	2010
Asset retirement obligations at beginning of period	$65.2	$34.0
Liabilities incurred in the period	2.5	–
Liabilities settled in the period	(1.3)	(1.2)
Accretion expense	3.1	1.9
Revisions in estimated cash flows	–	30.5

Asset retirement obligations at the end of the period(a)	$69.5	$65.2

Washington Gas Light Company

Changes in Asset Retirement Obligations

	September 30
(In millions)	2011	2010
Asset retirement obligations at beginning of period	$64.0	$33.0
Liabilities incurred in the period	2.5	–
Liabilities settled in the period	(1.3)	(1.2)
Accretion expense	3.1	1.8
Revisions in estimated cash flows	–	30.4

Asset retirement obligations at the end of the period(a)	$68.3	$64.0

(a)	Includes short-term asset retirement obligations of $2.6 million and $1.2 million for fiscal year 2011 and 2010, respectively.

ACCOUNTING STANDARDS ADOPTED IN FISCAL YEAR 2011

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

OTHER NEWLY ISSUED ACCOUNTING STANDARDS

Fair Value.    In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04). ASU 2011-04 amends ASC Topic 820 to include a consistent definition of the term “fair value” and set forth common requirements for measuring fair value and disclosing information about fair value measurements in financial statements. ASU 2011-04 will be effective for us beginning January 1, 2012. We do not expect the adoption of this standard to have a material effect on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for us on January 1, 2010. Refer to Note 14—Fair Value Measurements for the required disclosure under this standard. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for us on October 1, 2011. We are currently evaluating the possible effect of this standard on our consolidated financial statements.

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

WGL Holdings, Inc.

	September 30,
(In millions)	2011	2010
Accounts payable—trade	$210.4	$193.8
Employee benefits and payroll accruals	26.5	24.1
Derivatives and other accrued liabilities	42.5	7.5

Total	$279.4	$225.4

Washington Gas Light Company

	September 30,
(In millions)	2011	2010
Accounts payable—trade	$103.0	$100.6
Employee benefits and payroll accruals	23.7	22.3
Derivatives and other accrued liabilities	4.4	4.5

Total	$131.1	$127.4

NOTE 3. SHORT-TERM DEBT

WGL Holdings and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper or through bank borrowings. Due to the seasonal nature of the regulated utility and retail

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

energy-marketing segments, short-term financing requirements can vary significantly during the year. We maintain revolving credit agreements to support our outstanding commercial paper and to permit short-term borrowing flexibility. Our policy is to maintain bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. The following is a summary of our committed credit available at September 30, 2011 and 2010.

Committed Credit Available (In millions)

As of September 30, 2011	WGL Holdings	Washington Gas	Total Consolidated
Committed credit agreements

Unsecured revolving credit facility, expires August 3, 2012(a)	$400.0	$300.0	$700.0
Less: Commercial Paper	(39.4)	–	(39.4)

Net committed credit available	$360.6	$300.0	$660.6

As of September 30, 2010	WGL Holdings	Washington Gas	Total Consolidated
Committed credit agreements

Unsecured revolving credit facility, expires August 3, 2012(a)	$400.0	$300.0	$700.0
Less: Commercial Paper	(57.0)	(43.4)	(100.4)

Net committed credit available	$343.0	$256.6	$599.6

(a)

Both WGL Holdings and Washington Gas have the right to request extensions with the banks’ approval. WGL Holdings’ revolving credit facility permits it to borrow an additional $50 million, with the banks’ approval, for a total of $450 million. Washington Gas’ revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $400 million.

At September 30, 2011 and 2010, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper from revolving credit facilities of $39.4 million and $100.4 million, respectively, at a weighted average interest rate of 0.20% and 0.31%, respectively. At September 30, 2011 and 2010, there were no outstanding bank loans from WGL Holdings’ or Washington Gas’ revolving credit facilities.

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

Under the terms of our credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization may not exceed a ratio of 0.65 to 1.0 (65%). In addition, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. Failure to inform the lenders’ agent of changes in these areas deemed material in nature might constitute default under the agreements. Additionally, WGL Holdings’ or Washington Gas’ failure to pay principal or interest when due on any of its other indebtedness may be deemed to be a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At September 30, 2011, we were in compliance with all of the covenants under our revolving credit facilities.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

NOTE 4. LONG-TERM DEBT

FIRST MORTGAGE BONDS

The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by Washington Gas, other than a small amount of property that is expressly excluded. Washington Gas had no debt outstanding under the Mortgage at September 30, 2011 and 2010. Any FMBs that may be issued in the future will represent indebtedness of Washington Gas.

SHELF REGISTRATION

At September 30, 2011, Washington Gas had the capacity under a shelf registration to issue up to $375.0 million of additional MTNs.

UNSECURED NOTES

Washington Gas issues unsecured MTNs and private placement notes with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance. At September 30, 2011 and 2010, outstanding MTNs and private placement notes were $660.0 million and $615.0 million, respectively. At September 30, 2011 and 2010, the weighted average interest rate on all outstanding MTNs and private placement notes was 5.91% and 6.04%, respectively.

The indenture for the unsecured MTNs and the note purchase agreement for the private placement notes provide that Washington Gas will not issue any FMBs under its Mortgage without securing all MTNs and the subject private placement notes with the Mortgage.

Certain of Washington Gas’ outstanding MTNs and private placement notes have a make-whole call feature that pays the holder a premium based on a spread over the yield to maturity of a U.S. Treasury security having a comparable maturity, when that particular note is called by Washington Gas before its stated maturity date. With the exception of this make-whole call feature, Washington Gas is not required to pay call premiums for calling debt prior to the stated maturity date.

Effective September 9, 2011, the PSC of DC approved Washington Gas’ application for a certificate authorizing Washington Gas to issue and sell debt securities or preferred stock in an aggregate amount not to exceed $490.0 million. The table below shows MTN and private placement issuances and retirements for the years ended September 30, 2011 and 2010.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

MTN and Private Placement Issuances and Retirements
($ in millions)	Principal	Interest Rate	Nominal Maturity Date
Year Ended September 30, 2011
Issuances:
12/3/2010	$75.0	5.21%	12/3/2040
Total	$75.0

Retirements:
1/24/2011	$30.0	6.64%	1/24/2011
Total	$30.0

($ in millions)	Principal	Interest Rate	Nominal Maturity Date
Year Ended September 30, 2010
Issuances:
11/2/2009	$50.0	4.76%	11/1/2019
Total	$50.0

Retirements:
4/6/2010	$4.0	7.50%	4/6/2010
5/12/2010	50.0	1.05%(a)	8/26/2010
6/21/2010	20.0	7.70%	6/21/2010
Total	$74.0

(a)	Floating rate MTN at 80 basis points over the 3-month LIBOR with a call option at 100 percent of par value to redeem the MTNs on or after 2/26/10. Interest rate last reset on February 26, 2010.

Long-Term Debt Maturities(a)
(In millions)	MTNs	Other	Total
2012	$77.0	$0.1	$77.1
2013	–	–	–
2014	67.0	–	67.0
2015	20.0	–	20.0
2016	25.0	–	25.0
Thereafter	471.0	–	471.0
Total (before project debt financing)	660.0	0.1	660.1
Project debt financing(b)	–	4.2	4.2
Total	660.0	4.3	664.3
Less: current maturities	77.0	0.1	77.1
Total non-current	$583.0	$4.2	$587.2

(a)	Excludes unamortized discounts of $36,000 at September 30, 2011.
(b)	Project debt financing is anticipated to be a non-cash extinguishment. Refer to Note 14—Commitments and Contingencies for a further discussion of this construction project financing.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

NOTE 5. DERIVATIVE AND WEATHER-RELATED INSTRUMENTS

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

Regulatory sharing mechanisms allow the profit from these transactions to be shared between Washington Gas’ shareholders and customers; therefore, any changes in fair value are recorded through earnings, or as regulatory assets or liabilities to the extent that gains and losses associated with these derivative instruments will be included in the rates charged to customers when they are realized. Valuation changes for the portion of net profits to be retained for shareholders may cause significant period-to-period volatility in earnings from unrealized gains and losses. This volatility does not change the locked-in operating margins that Washington Gas will ultimately realize from these transactions.

All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas”. Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for fiscal year ended September 30, 2011 was a gain of $1.9 million including an unrealized loss of $13.2 million. During fiscal years ended September 30, 2010 and 2009, we recorded gains of $23.2 million and $12.2 million, respectively, including unrealized gains of $11.9 million and $4.1 million, respectively.

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

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Non-Utility Operations

WGEServices enters into certain derivative contracts as part of managing the price risk associated with the sale and purchase of natural gas and electricity. CEV enters into derivative contracts for the purpose of optimizing its storage and transportation capacity as well as managing the transportation and storage assets on behalf of third parties. Derivative instruments are recorded at fair value on our consolidated balance sheets. Neither WGEServices nor CEV designate these derivatives as hedges under ASC Topic 815; therefore, changes in the fair value of these derivative instruments are reflected in the earnings of our non-utility operations. These derivatives may cause significant period-to-period volatility in earnings; however, this volatility will not change the operating margins that WGEServices and CEV will ultimately realize from the sales to their customers or counterparties.

Consolidated Operations

Reflected in the tables below is information for WGL Holdings as well as Washington Gas. The information for WGL Holdings includes derivative instruments for both utility and non-utility operations.

At September 30, 2011 and 2010, respectively, the absolute notional amounts of our derivatives are as follows:

Absolute Notional Amounts

of Open Positions on Derivative Instruments

As of September 30, 2011	Notional Amounts
Derivative transactions	WGL Holdings	Washington Gas
Natural Gas (in millions of therms)
Asset Optimization	1,538.6	1,221.7
Retail sales	131.4	–
Other risk-management activities	656.2	392.0
Electricity (in kWhs)
Retail sales	606.5	–
Other risk-management activities	17,085.1	–

Absolute Notional Amounts

of Open Positions on Derivative Instruments

As of September 30, 2010	Notional Amounts
Derivative transactions	WGL Holdings	Washington Gas
Natural Gas (In millions of therms)
Asset Optimization	1,271.1	1271.1
Retail sales	5.0	–
Other risk-management activities	316.8	123.2
Electricity (In kWhs)
Retail sales	1,417.0	–
Other risk-management activities	13,278.0	–
Interest Rate swaps (notional amount in millions)	$75.0	$75.0

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The following tables present the balance sheet classification for all derivative instruments as of September 30, 2011 and 2010.

WGL Holdings, Inc. Balance Sheet Classification of Derivative Instruments
(In millions)
As of September 30, 2011	Derivative Assets	Derivative Liabilities	Netting of Collateral	Total
Current Assets—Derivatives and other	$26.2	$(10.1)	$0.1	$16.2
Deferred Charges and Other Assets—Derivatives and other	39.1	(27.4)	–	11.7
Accounts payable and other accrued liabilities	7.1	(1.8)	–	5.3
Current Liabilities—Derivatives and other	9.6	(41.1)	(0.4)	(31.9)
Deferred Credits—Derivatives and other	5.1	(23.2)	3.0	(15.1)
Total	$87.1	$(103.6)	$2.7	$(13.8)

As of September 30, 2010
Current Assets—Derivatives and other	$22.7	$(5.4)	$–	$17.3
Deferred Charges and Other Assets—Derivatives and other	85.1	(51.9)	–	33.2
Current Liabilities—Derivatives and other(a)	12.2	(67.5)	1.3	(54.0)
Deferred Credits—Derivatives and other	0.9	(30.2)	3.3	(26.0)
Total	$120.9	$(155.0)	$4.6	$(29.5)

(a)	Includes interest rate swaps of ($11.6) million.

Washington Gas Light Company Balance Sheet Classification of Derivative Instruments
(In millions)
As of September 30, 2011	Derivative Assets	Derivative Liabilities	Netting of Collateral	Total
Current Assets—Derivatives and other	$5.8	$(4.5)	$–	$1.3
Deferred Charges and Other Assets—Derivatives and other	36.1	(27.4)	–	8.7
Current Liabilities—Derivatives and other	9.0	(15.1)	–	(6.1)
Deferred Credits—Derivatives and other	4.5	(11.6)	–	(7.1)
Total	$55.4	$(58.6)	$–	$(3.2)

As of September 30, 2010
Current Assets—Derivatives and other	$12.4	$(5.4)	$–	$7.0
Deferred Charges and Other Assets—Derivatives and other	74.1	(51.9)	–	22.2
Current Liabilities—Derivatives and other(a)	7.2	(23.7)	–	(16.5)
Deferred Credits—Derivatives and other	0.2	(0.5)	–	(0.3)
Total	$93.9	$(81.5)	$–	$12.4

(a)	Includes interest rate swaps of ($11.6) million.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The following table presents all gains and losses associated with derivative instruments for the years ended September 30, 2011 and 2010.

Gains and Losses on Derivative Instruments
(In millions)	WGL Holdings, Inc.		Washington Gas Light Company
Fiscal Year Ended September 30,	2011	2010	2011	2010
Recorded to income
Operating revenues—non-utility	$(6.8)	$3.4	$–	$–
Utility cost of gas	(9.4)	20.3	(9.4)	20.3
Non-utility cost of energy-related sales	19.2	(42.1)	–	–
Recorded to regulatory assets
Gas costs	(18.9)	5.8	(18.9)	5.8
Other	6.2	(12.5)	6.2	(12.5)
Total	$(9.7)	$(25.1)	$(22.1)	$13.6

In accordance with ASC Topic 815, only information after January 1, 2009 is required to be disclosed. Therefore, presented below are gains and losses associated with derivative instruments for the nine months ended September 30, 2009.

Gains and Losses on Derivative Instruments Nine Months Ended September 30, 2009
(in millions)	WGL Holdings, Inc.	Washington Gas Light Company
Recorded to income
Operating revenues—non-utility	$(8.7)	$–
Utility cost of gas	0.1	0.1
Non-utility cost of energy-related sales	(19.8)	–
Recorded to regulatory assets
Gas costs	(6.6)	(6.6)
Other	(0.4)	(0.4)
Total	$(35.4)	$(6.9)

Collateral

In accordance with ASC 815, WGL Holdings offsets the fair value of derivative instruments against the right to reclaim or obligation to return collateral for derivative instruments executed under the same master netting arrangement. At September 30, 2011, Washington Gas, WGEServices and CEV had $9.7 million, $15.8 million and $9.7 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. In addition, at September 30, 2011, Washington Gas recognized $3.5 million that represents an obligation to return cash collateral held by Washington Gas that was not offset against open and settled derivative contracts. At September 30, 2010, WGEServices had $36.0 million of collateral deposits that were not offset against open and settled derivative contracts. All of the collateral deposited by Washington Gas and CEV was offset against open and settled derivative contracts at September 30, 2010. Any collateral posted that is not offset against open and settled derivative contracts is included in “Other prepayments” in the

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

accompanying balance sheet. Collateral received and not offset against open and settled derivative contracts is included in “Customer deposits and advance payments” in the accompanying balance sheet.

Certain of Washington Gas’ derivative instruments contain contract provisions that require collateral to be posted if the credit rating of Washington Gas’ debt falls below certain levels. Certain of WGEServices’ and CEV’s derivative instruments contain contract provisions that require collateral to be posted if the credit rating of WGL Holdings falls below certain levels or if counterparty exposure to WGEServices or CEV exceeds a certain level. Due to counterparty exposure levels, at September 30, 2011 and September 30, 2010, WGEServices’ posted $0.1 million and $1.1 million, respectively of collateral related to its derivative liabilities that contained credit-related contingent features. Washington Gas and CEV were not required to post any collateral at September 30, 2011 with their counterparties. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required to be posted related to the net fair value of our derivative instruments if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on September 30, 2011 and 2010, respectively.

Potential Collateral Requirements for Derivative Liabilities with Credit-risk-Contingent Features
(In millions)	WGL Holdings	Washington Gas
September 30, 2011
Derivative liabilities with credit-risk-contingent features	$75.1	$45.1
Maximum potential collateral requirements	30.1	1.8

September 30, 2010
Derivative liabilities with credit-risk-contingent features	$111.3	$54.6
Maximum potential collateral requirements	67.5	12.3

Washington Gas, WGEServices and CEV do not enter into derivative contracts for speculative purposes.

Concentration of Credit Risk

Washington Gas, WGEServices and CEV are exposed to credit risk associated with agreements with wholesale counterparties that are accounted for as derivative instruments. We have credit policies in place that are designed to mitigate credit risk associated with wholesale counterparties through a requirement for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. For certain counterparties or their guarantors that meet this policy’s credit worthiness criteria, Washington Gas, WGEServices and CEV grant unsecured credit which is continuously monitored. Additionally, our agreements with wholesale counterparties contain netting provisions that allow Washington Gas, WGEServices and CEV to offset the receivable and payable exposure related to each counterparty. At September 30, 2011, each of three counterparties individually represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties which totaled credit risk of $11.5 million related to those three counterparties. At September 30, 2011, each of three counterparties individually represented over 10% of Non-Utility Operations’ credit exposure to wholesale counterparties for a total credit risk of $2.2 million to those three counterparties.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

WEATHER-RELATED INSTRUMENTS

Regulated Utility Operations

During the fiscal years ended September 30, 2011, 2010 and 2009, Washington Gas executed HDD weather derivatives to manage its financial exposure to variations from normal weather in the District of Columbia. Under these contracts, Washington Gas purchased protection against net revenue shortfalls due to warmer-than-normal weather and sold to the counterparty the right to receive the benefit when weather is colder than normal. Washington Gas chose to value all weather derivatives at fair value.

Gains and losses associated with Washington Gas’ weather-related instruments are recorded to “Operation and maintenance” expense. During the years ended September 30, 2011, 2010 and 2009, Washington Gas recorded a pre-tax net loss of $2.8 million, a pre-tax net gain of $1.3 million and a pre-tax net loss of $3.3 million, respectively. These net gains and losses include premium costs and any fair value adjustments related to weather derivatives.

Non-Utility Operations

WGEServices utilizes weather-related derivatives for managing the financial effects of weather risks. These derivatives cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts provide for payment to WGEServices of a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. For the fiscal years ended September 30, 2011, 2010 and 2009, WGEServices recorded pre-tax losses of $8.5 million, $4.1 million and $0.8 million, respectively, related to these derivatives.

NOTE 6. COMMON STOCK—WGL HOLDINGS

COMMON STOCK OUTSTANDING

Shares of common stock outstanding were 51,365,337 and 50,974,992 at September 30, 2011 and 2010 respectively.

COMMON STOCK RESERVES

At September 30, 2011, there were 2,177,359 authorized, but unissued, shares of common stock reserved under the following plans.

Common Stock Reserves
Reserve for:	Number of Shares
Omnibus incentive compensation plan(a)	1,135,778
Dividend reinvestment and common stock purchase plan	262,250
Employee savings plans	637,196
Directors’ stock compensation plan	142,135
Total common stock reserves	2,177,359

(a)

Effective March 1, 2007, WGL Holdings adopted a shareholder-approved Omnibus Incentive Compensation Plan to replace on a prospective basis the 1999 Incentive Compensation Plan. Included are shares that may be issued which would reduce the number of shares authorized under the Omnibus Incentive Compensation Plan. These shares include 249,944 shares dedicated to performance shares granted but not vested and include 52,627 shares dedicated to stock options issued but not exercised. Refer to Note 11- Stock-Based Compensation for a discussion regarding our stock-based compensation plans.

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

Preferred Stock
Preferred Series Outstanding		Liquidation Preference Per Share
	Shares Outstanding	Involuntary	Voluntary	Call Price Per Share
$4.80	150,000	$100	$101	$101
$4.25	70,600	$100	$105	$105
$5.00	60,000	$100	$102	$102

NOTE 8. EARNINGS PER SHARE

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive (refer to Note 11—Stock-Based Compensation). The following table reflects the computation of our basic and diluted EPS for the fiscal years ended September 30, 2011, 2010 and 2009.

Basic and Diluted EPS
	Years Ended September 30,
(In thousands, except per share data)	2011	2010	2009
Basic earnings per average common share:
Net income applicable to common stock	$117,050	$109,885	$120,373
Average common shares outstanding—basic	51,195	50,538	50,104

Basic earnings per average common share	$2.29	$2.17	$2.40

Diluted earnings per average common share:
Net income applicable to common stock	$117,050	$109,885	$120,373

Average common shares outstanding—basic	51,195	50,538	50,104
Stock-based compensation plans	100	227	278
Total average common shares outstanding—diluted	51,295	50,765	50,382

Diluted earnings per average common share	$2.28	$2.16	$2.39

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

WGL Holdings and each of its subsidiaries also participate in a tax sharing agreement that establishes the method for allocating tax benefits from losses that are utilized on consolidated income tax returns. The consolidated tax is apportioned among the subsidiaries on the separate return method and losses of the parent, WGL Holdings, are allocated to the subsidiaries that have taxable income. In fiscal year 2011, Washington Gas shared $14,900 of tax benefits from this tax sharing agreement that was reflected as a tax increase on Washington Gas’ Statements of Income. During fiscal years 2010 and 2009, Washington Gas realized $0.2 million and $0.5 million, respectively, of tax savings as a result of this tax sharing agreement. The effect of this allocation of benefits to Washington Gas has no effect on our consolidated financial statements. State income tax returns are filed on a separate company basis in most states where we have operations and/or a requirement to file. For the District of Columbia, we file a consolidated return.

Washington Gas provides certain healthcare benefits for active and retired employees (the Plan). Washington Gas is self-insured for the majority of healthcare costs. Because the Plan provides prescription drug benefits equal to or greater than Medicare Part D coverage, Washington Gas qualified for a non-taxable subsidy from the federal government, which has had the effect of lowering other post retirement employee benefit expense (OPEB) and Washington Gas’ effective tax rate.

Since the year ended September 30, 2004, Washington Gas reflected the favorable tax benefit (“the Med D tax benefit”) of the non-taxable subsidy in its effective tax rate. The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively the “PPACA”) became law which eliminated future Med D tax benefits for the Company’s tax years beginning after September 30, 2013. During the fiscal year ended September 30, 2010, the Med D tax benefit was recognized through the date of the enactment of the PPACA. The elimination of the Med D tax benefit increased the effective tax rate by 0.7% for the year ending September 30, 2010. Washington Gas expects its future annual effective tax rate to increase over the pre- Healthcare reform rate by approximately 1%. In March 2010, regulatory assets were increased by $41.2 million to reflect the probable recovery of the higher future tax expense from utility customers and an immaterial amount of tax expense was recorded related to the effect of the PPACA on our non-utility business. At September 30, 2010, regulatory assets were increased by an additional $1 million to reflect year end actuarial adjustments to the remaining Med D tax benefit. Based on positions taken by the staff of the SCC of VA in Washington Gas’ rate case during the fiscal year ended September 30, 2011, we determined that it is not probable that the SCC of VA will permit recovery of this asset. Therefore, the Virginia portion of the regulatory asset related to the Med D benefit has been charged to tax expense which resulted in an increase in the effective tax rate for the fiscal year ended September 30, 2011.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The tables below provide the following for WGL Holdings and Washington Gas: (i) the components of income tax expense; (ii) a reconciliation between the statutory federal income tax rate and the effective income tax rate and (iii) the components of accumulated deferred income tax assets and liabilities at September 30, 2011 and 2010.

WGL Holdings, Inc. Components of Income Tax Expense
	Years Ended September 30,
(In thousands)	2011	2010	2009
INCOME TAX EXPENSE
Current:
Federal	$18,531	$(22,156)	$4,637
State	10,899	(6,245)	6,142

Total current	29,430	(28,401)	10,779

Deferred:
Federal
Accelerated depreciation	37,924	95,414	46,331
Other	12,067	(12,073)	14,280
State
Accelerated depreciation	6,689	23,080	3,880
Other	2,014	(3,524)	2,910
Total deferred	58,694	102,897	67,401
Amortization of investment tax credits	(974)	(940)	(906)
Total income tax expense	$87,150	$73,556	$77,274

WGL Holdings, Inc. Reconciliation Between the Statutory Federal Income Tax Rate and Effective Tax Rate
	Years Ended September 30,
($ in thousands)	2011		2010		2009
Income taxes at statutory federal income tax rate	$71,932	35.00%	$64,667	35.00%	$69,638	35.00%
Increase (decrease) in income taxes resulting from:
Accelerated depreciation less amount deferred	1,981	0.96	2,200	1.19	2,511	1.26
Amortization of investment tax credits	(974)	(0.47)	(940)	(0.50)	(906)	(0.46)
Cost of removal	(1,160)	(0.56)	(648)	(0.35)	(747)	(0.38)
State income taxes-net of federal benefit	10,631	5.17	7,768	4.20	8,497	4.27
Medicare Part D subsidy	–	–	(1,009)	(0.55)	(1,872)	(0.94)
Medicare Part D adjustment	4,714	2.29	–	–	–	–
Other items-net	26	0.02	1,518	0.82	153	0.08
Total income tax expense and effective tax rate	$87,150	42.41%	$73,556	39.81%	$77,274	38.83%

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

WGL Holdings, Inc. Components of Deferred Income Tax Assets (Liabilities)
	September 30,
(In thousands)	2011		2010
ACCUMULATED DEFERRED INCOME TAXES	Current	Non-current	Current	Non-current
Deferred Income Tax Assets:
Pensions	$–	$58,840	$–	$57,970
Other post-retirement benefits	–	83,064	–	68,635
Uncollectible accounts	7,183	–	8,041	–
Inventory overheads	7,591	–	4,652	–
Capital gains/losses-net	155	–	1,548	–
Valuation allowance	(155)	–	(1,548)	–
Employee compensation and benefits	5,493	26,939	5,696	31,616
Customer advances	–	2,025	–	3,698
Derivatives	2,577	–	9,100	–
Other	817	–	790	–
Total assets	23,661	170,868	28,279	161,919
Deferred Income Tax Liabilities:
Accelerated depreciation and other plant related items	–	480,137	–	429,480
Losses/gains on reacquired debt	–	1,948	–	2,108
Income taxes recoverable through future rates	–	207,860	–	193,384
Deferred gas costs	4,845	3,771	5,471	4,249
Derivatives	–	2,177	–	5,242
Other	–	2,164	–	–
Total liabilities	4,845	698,057	5,471	634,463
Net accumulated deferred income tax assets (liabilities)	$18,816	$(527,189)	$22,808	$(472,544)

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Washington Gas Light Company Components of Income Tax Expense
	Years Ended September 30,
(In thousands)	2011	2010	2009
INCOME TAX EXPENSE
Current:
Federal	$9,415	$(35,210)	$(4,966)
State	7,162	(10,198)	2,868
Total current	16,577	(45,408)	(2,098)
Deferred:
Federal
Accelerated depreciation	37,363	95,371	46,018
Other	(3,216)	(3,843)	15,823
State
Accelerated depreciation	6,595	23,009	3,879
Other	(640)	(1,155)	3,289
Total deferred	40,102	113,382	69,009
Amortization of investment tax credits	(893)	(893)	(893)
Total income tax expense	$55,786	$67,081	$66,018

Washington Gas Light Company Reconciliation Between the Statutory Federal Income Tax Rate and Effective Tax Rate
	Years Ended September 30,
($ in thousands)	2011		2010		2009
Income taxes at statutory federal income tax rate	$43,882	35.00%	$59,300	35.00%	$60,411	35.00%
Increase (decrease) in income taxes resulting from:
Accelerated depreciation less amount deferred	1,981	1.58	2,200	1.30	2,511	1.45
Amortization of investment tax credits	(893)	(0.71)	(893)	(0.53)	(893)	(0.52)
Cost of removal	(1,160)	(0.93)	(648)	(0.38)	(747)	(0.43)
State income taxes-net of federal benefit	6,390	5.10	6,840	4.04	7,010	4.06
Consolidated tax sharing allocation	15	0.01	(217)	(0.13)	(534)	(0.31)
Medicare Part D subsidy	–	–	(1,003)	(0.59)	(1,865)	(1.08)
Medicare Part D adjustment	4,714	3.76	–	–	–	–
Other items-net	857	0.68	1,502	0.88	125	0.07
Total income tax expense and effective tax rate	$55,786	44.49%	$67,081	39.59%	$66,018	38.24%

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Washington Gas Light Company Components of Deferred Income Tax Assets (Liabilities)
	Years Ended September 30,
(In thousands)	2011		2010
ACCUMULATED DEFERRED INCOME TAXES	Current	Non-current	Current	Non-current
Deferred Income Tax Assets:
Pensions	$–	$58,231	$–	$57,385
Other post-retirement benefits	–	82,576	–	68,253
Uncollectible accounts	6,335	–	6,590	–
Inventory overheads	7,591	–	4,651	–
Employee compensation and benefits	5,377	24,392	5,562	24,949
Customer advances	–	2,025	–	3,698
Derivatives	473	–	–	–
Other	817	–	–	–
Total assets	20,593	167,224	16,803	154,285

Deferred Income Tax Liabilities:
Accelerated depreciation and other plant related items	–	473,932	–	427,488
Losses/gains on reacquired debt	–	1,948	–	2,108
Income taxes recoverable through future rates	–	206,702	–	192,695
Deferred gas costs	4,845	3,771	5,471	4,249
Derivatives	–	2,177	699	5,405
Other	–	2,947	–	252
Total liabilities	4,845	691,477	6,170	632,197
Net accumulated deferred income tax assets (liabilities)	$15,748	$(524,253)	$10,633	$(477,912)

In June of 2011, we filed our tax return for the year ended September 30, 2011.

The following table summarizes the change in unrecognized tax benefits during fiscal year 2011 and our total unrecognized tax benefits at September 30, 2011 under the provisions of ASC Topic 740, Income Taxes:

Unrecognized Tax Benefits
(In thousands)
Total unrecognized tax benefits, October 1, 2010	$22,715
Increases resulting from prior period tax positions	2,284
Settlement with tax authorities	(4,300)
Total unrecognized tax benefits, September 30, 2011	$20,699

During the year our unrecognized tax benefits decreased by approximately $2.0 million relating to uncertain tax positions, primarily the change in tax accounting for repairs. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of Washington Gas’ uncertain tax positions will significantly increase or decrease in the next 12 months. Washington Gas is currently under audit by the IRS with respect to its change in accounting method for repairs. At this time an estimate of the range of reasonably possible outcomes cannot be determined.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Washington Gas recognizes any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the accompanying statements of income. During the fiscal years ended September 30, 2011 and September 30, 2010, we accrued $0.7 million and $0.2 million, respectively, in expense for interest on uncertain tax positions. We did not accrue any amounts for interest and penalties related to uncertain tax positions during the fiscal year ended September 30, 2009. At September 30, 2011 and 2010, we had a total accrual of $0.9 million and $0.2 million, respectively, for interest and penalties related to uncertain tax positions, included in other deferred credits in the accompanying balance sheets.

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

Executive officers of Washington Gas also participate in a non-funded defined benefit supplemental executive retirement plan (DB SERP), a non-qualified pension plan. A rabbi trust has been established for the potential future funding of the DB SERP liability. The DB SERP was closed to new entrants beginning January 1, 2010 and instead, executive officers are eligible to participate in a new non-funded defined contribution SERP (DC SERP). In addition, effective January 1, 2010, Washington Gas established a non-funded defined benefit restoration plan (DB SERP restoration) for the purpose of providing supplemental pension and pension-related benefits to a select group of management employees.

Washington Gas provides certain healthcare and life insurance benefits for retired employees. Substantially all employees of Washington Gas may become eligible for such benefits if they attain retirement status while working for Washington Gas. Washington Gas accounts for these benefits under the provisions of ASC 715-60, Compensation-Retirement Benefits—Defined Benefit Plans-Other Postretirement. Washington Gas elected to amortize the accumulated post-retirement benefit obligation of $190.6 million existing at the October 1, 1993 adoption date of this standard, known as the transition obligation, over a twenty-year period ending in 2013.

Certain of our subsidiaries offer defined-contribution savings plans to all eligible employees. These plans allow participants to defer on a pre-tax or after-tax basis, a portion of their salaries for investment in various alternatives. We make matching contributions to the amounts contributed by employees in accordance with the specific plan provisions. Total matching contributions to the plans were $3.2 million, $3.5 million and $3.4 million during fiscal years 2011, 2010 and 2009, respectively. All employees not participating in the qualified pension plan receive an employer provided supplemental contribution ranging from 4% to 6% depending on years of service. Total supplemental contributions to the plans were $0.4 million during fiscal year 2011.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Almost all costs associated with Washington Gas’ defined benefit post-retirement plans have historically been, and will continue to be, recovered through Washington Gas’ rates. Therefore, in accordance with ASC Topic 980 and ASC Topic 715, Washington Gas established a regulatory asset/liability for the substantial majority of the unrecognized costs/income associated with its defined benefit post-retirement plans. To the extent these amounts will not be recovered through Washington Gas’ rates, they are recorded directly to “Accumulated other comprehensive loss, net of taxes.”

OBLIGATIONS AND ASSETS

Washington Gas uses a measurement date of September 30 for its pension, and retiree healthcare and life insurance benefit plans. The following table provides certain information about Washington Gas’ post-retirement benefits:

Post-Retirement Benefits
(In millions)	Pension Benefits		Health and Life Benefits
Year Ended September 30,	2011	2010	2011	2010
Change in projected benefit obligation
Benefit obligation at beginning of year	$773.6	$678.1	$442.2	$399.3
Service cost	12.1	9.8	7.4	6.6
Interest cost	41.3	42.3	25.1	25.3
Settlements	–	(7.9)	–	–
Change in plan benefits	0.2	–	–	1.2
Actuarial loss	2.0	92.3	48.0	29.0
Retiree contributions	–	–	3.8	2.1
Medicare Part D reimbursements	–	–	–	0.8
Benefits paid	(42.2)	(41.0)	(24.5)	(22.1)
Projected benefit obligation at end of year	$787.0	$773.6	$502.0	$442.2
Change in plan assets
Fair value of plan assets at beginning of year	$591.9	$550.0	$270.8	$248.3
Actual return on plan assets	41.2	53.4	23.6	22.5
Settlements	–	(7.9)	–	–
Company contributions	11.6	39.6	22.8	19.2
Retiree contributions	–	–	3.8	2.1
Medicare Part D reimbursements	–	–	–	0.8
Expenses	(2.5)	(2.2)	–	–
Benefits paid	(42.2)	(41.0)	(24.5)	(22.1)
Fair value of plan assets at end of year	$600.0	$591.9	$296.5	$270.8
Funded status at end of year	$(187.0)	$(181.7)	$(205.5)	$(171.4)

Total amounts recognized on balance sheet
Current liability	$(5.0)	$(3.1)	$–	$–
Accrued benefit liability	(182.0)	(178.6)	(205.5)	(171.4)
Total recognized	$(187.0)	$(181.7)	$(205.5)	$(171.4)

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The projected benefit obligation (PBO) and accumulated benefit obligation (ABO) for the qualified pension plan was $743.2 million and $690.3 million, respectively, as of September 30, 2011, and $732.2 million and $693.9 million, respectively, at September 30, 2010. The PBO and ABO for the non-funded DB SERP was $43.2 million and $36.6 million, respectively, as of September 30, 2011, and $41.4 million and $33.8 million, respectively, as of September 30, 2010. The PBO and ABO for the non-funded DB Restoration were $0.6 million and $0.1 million, respectively, as of September 30, 2011. The DB SERP and DB Restoration, included in pension benefits in the table above, have no assets.

AMOUNTS RECOGNIZED IN REGULATORY ASSETS/LIABILITIES AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides amounts recorded to regulatory assets, regulatory liabilities and accumulated other comprehensive loss at September 30, 2011 and 2010:

Unrecognized Costs/Income Recorded on the Balance Sheet
(In millions)	Pension Benefits		Health and Life Benefits
September 30,	2011	2010	2011	2010
Unrecognized actuarial net loss	$248.3	$255.2	$217.5	$186.4
Unrecognized prior service cost (credit)	3.4	4.3	(30.3)	(34.2)
Unrecognized transition obligation	–	–	2.2	3.2
Total	$251.7	$259.5	$189.4	$155.4
Regulatory asset	$239.5	$249.1	$193.9	$168.6
Deferred income tax benefit (liability)	–	–	(10.7)	(17.6)
Accumulated other comprehensive loss (pre-tax)(a)	12.2	10.4	6.2	4.4
Total	$251.7	$259.5	$189.4	$155.4

(a)	The total amount of accumulated other comprehensive loss recorded on our balance sheets at September 30, 2011 and 2010 is net of an income tax benefit of $7.7 million and $6.3 million, respectively.

The following table provides amounts that are included in regulatory assets/liabilities and accumulated other comprehensive loss associated with our unrecognized pension and other post-retirement benefit costs that were recognized as components of net periodic benefit cost during fiscal year 2011.

Amounts Recognized During Fiscal Year 2011
	Regulatory assets/liabilities		Accumulated other comprehensive loss
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Actuarial net loss	$14.0	$11.0	$0.7	$0.2
Prior service cost (credit)	1.1	(3.8)	–	(0.1)
Transition obligation	–	0.8	–	0.3
Total	$15.1	$8.0	$0.7	$0.4

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The following table provides amounts that are included in regulatory assets/liabilities and accumulated other comprehensive loss associated with our unrecognized pension and other post-retirement benefit costs that are expected to be recognized as components of net periodic benefit cost during fiscal year 2012.

Amounts to be Recognized During Fiscal Year 2012
	Regulatory assets/liabilities		Accumulated other comprehensive loss
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Actuarial net loss	$14.8	$12.9	$0.7	$0.4
Prior service cost (credit)	1.2	(3.8)	–	(0.1)
Transition obligation	–	0.8	–	0.2
Total	$16.0	$9.9	$0.7	$0.5

The increase in the actuarial net loss for pension benefits and health and life benefits to be recognized in fiscal year 2012 when compared to fiscal year 2011 is primarily due to the amortization of unrecognized actuarial net losses associated with depreciated asset values and a decrease in the discount rate for our qualified pension and health and life plans.

Realized and unrealized gains and losses for assets under Washington Gas’ post-retirement benefit plans are spread over a period of five years. Each year, 20% of the prior five years’ asset gains and losses are recognized. The market-related value of assets is equal to the market value of assets less the following percentages of prior years’ realized and unrealized gains and losses on equities: 80% of the prior year, 60% of the second prior year, 40% of the third prior year and 20% of the fourth prior year.

NET PERIOD BENEFIT COST

The components of the net periodic benefit costs (income) for fiscal years 2011, 2010 and 2009 related to pension and other postretirement benefits were as follows:

Components of Net Periodic Benefit Costs (Income)
(In millions)	Pension Benefits			Health and Life Benefits
Year Ended September 30,	2011	2010	2009	2011	2010	2009
Service cost	$12.1	$9.8	$8.4	$7.4	$6.6	$5.1
Interest cost	41.3	42.3	42.7	25.1	25.3	25.0
Expected return on plan assets	(44.6)	(46.0)	(51.5)	(18.5)	(18.4)	(17.9)
Recognized prior service cost	1.1	1.1	1.7	(3.9)	(4.0)	(4.0)
Recognized actuarial loss	14.7	4.2	0.4	11.2	8.8	4.9
Amortization of transition obligation	–	–	–	1.1	1.0	1.1
Settlement Charge	–	3.5	–	–	–	–
Net periodic benefit cost	24.6	14.9	1.7	22.4	19.3	14.2
Amount allocated to construction projects	(2.9)	(1.0)	0.2	(3.5)	(3.0)	(2.3)
Amount deferred as regulatory asset (liability)-net	(7.1)	(5.3)	(3.9)	2.1	2.0	2.8
Amount charged (credited) to expense	$14.6	$8.6	$(2.0)	$21.0	$18.3	$14.7

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

ASSUMPTIONS

The weighted average assumptions used to determine net periodic benefit obligations and net periodic benefit costs were as follows:

Benefit Obligations Assumptions
	Pension Benefits		Health and Life Benefits
September 30,	2011	2010	2011	2010
Discount rate(a)	5.30%	5.50%	5.10%	5.75%
Rate of compensation increase	3.85%-5.15%	3.25%	3.85%	3.25%

(a)The	decrease in the discount rate in fiscal year 2011 compared to prior years primarily reflects the decrease in long-term interest rates.

Net Periodic Benefit Cost Assumptions
	Pension Benefits			Health and Life Benefits
Years Ended September 30,	2011	2010	2009	2011	2010	2009
Discount rate(a)	5.50%	6.50%	7.50%	5.75%	6.50%	7.50%
Expected long-term return on plan assets(b)	7.50%	7.75%	8.25%	7.50%	7.75%	7.25%
Rate of compensation increase(c)	3.25%	3.00%	4.00%	3.25%	3.00%	4.00%

(a)	The decrease in the discount rates over the last two fiscal years primarily reflect the decrease in long-term interest rates.
(b)	For health and life benefits, the expected returns for certain funds may be lower due to certain portions of income that are subject to an assumed income tax rate of 41.5%
(c)	The decrease in the rate of compensation increase in 2010 from 2009 primarily reflects the decrease in inflation rates.

Washington Gas determines the expected long-term rate of return on plan assets by averaging the expected earnings for the target asset portfolio. In developing the expected rate of return assumption, Washington Gas evaluates an analysis of historical actual performance and long-term return projections, which gives consideration to our asset mix and anticipated length of obligation of our plan.

Washington Gas assumed the healthcare cost trend rates related to the accumulated post-retirement benefit obligation for Medicare and non-Medicare eligible retirees to be 7.5% for fiscal year 2011 and 8.0% for fiscal year 2010. Washington Gas expects these rates to decrease gradually to 5.0% in 2016 and remain at those levels thereafter.

Healthcare Trends
(In millions)	One Percentage- Point Increase	One Percentage- Point Decrease
Increase (decrease) total service and interest cost components	$5.8	$(4.5)
Increase (decrease) post-retirement benefit obligation	$78.2	$(62.6)

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

INVESTMENT POLICIES AND STRATEGIES

The investment objective of the qualified pension and the healthcare and life insurance benefit plans (collectively known as the “Plans”) is to allocate each of the Plans’ assets to appropriate investment asset classes (asset categories) so that the benefit obligations of each of the Plans are adequately funded in a manner that is consistent with the Plans’ and Washington Gas’ tolerance for risk.

In order to best achieve the investment objective for each of the Plans, strategic asset allocation targets and ranges are established that control exposure to selected investment asset classes. Asset/liability modeling (ALM) studies simulate the benefits and risks of several selected potential strategic asset allocation mixes over a long time horizon based on underlying assumptions concerning the expected return, volatility and correlation characteristics of the selected asset classes. ALM studies based on a ten-year planning horizon were conducted for each of the Plans by an investment consultant during 2008. The ALM studies simulated contributions, pension expense, PBO funded status, and the downside Value at Risk metrics over a ten-year planning time horizon. Important outcomes of the ALM studies were the decisions to increase fixed income exposure and to migrate the management of fixed income assets for each of the Plans from an intermediate duration strategy to a long duration strategy. The adoption of the long duration strategy results in a better matching of asset and liability durations and reduced funded status volatility for each of the Plans. Implementation of the increased fixed income exposure and the long duration strategy occurred during fiscal year 2010 for the qualified pension plan and during fiscal year 2011 for the health and life insurance benefit plans.

For the qualified pension plan, Washington Gas’ funding policy is to contribute an amount sufficient to satisfy the minimum annual funding requirements under the Pension Protection Act. Any contributions above the minimum annual funding requirements would be limited to amounts that are deductible under appropriate tax law. For the healthcare and life insurance benefit plans, Washington Gas’ funding policy is to contribute amounts that are collected from ratepayers.

Other than (i) the Plans employing two commingled funds managed by the same financial institution to manage all the assets of those plans and (ii) all Plans having a high exposure to U.S. based investments, there are no other significant risk concentrations related to investments in any entity, industry, country, commodity, or investment fund.

For the qualified pension plan trust, the target asset allocations are 37.5% U.S. Large-Cap Equities, 4.5% U.S. Small/Mid-Cap Equities, 8% International Equities, 5% Real Estate, and 45% Fixed Income and Cash.

For healthcare and life insurance benefits for retired employees, Washington Gas’ portion of the benefits is funded through two trusts: (i) the Washington Gas Light Company Postretirement Benefit Master Trust for Retired Previously Union-Eligible Employees and (ii) the Washington Gas Light Company Postretirement Benefit Master Trust for Retired Management Employees. The target asset allocations for the healthcare and life insurance benefit trust for retired union-eligible employees are 50% U.S. Large-Cap Equities, and 50% Fixed Income and Cash. The target asset allocations for the healthcare and life insurance benefit trust for retired management employees are 60% U.S. Large-Cap Equities, and 40% Fixed Income and Cash.

Actual asset allocations are reviewed monthly. As of September 30, 2011, actual asset class allocations were allowed to range within plus or minus 5% of the asset class target allocations. Assets are generally rebalanced to target allocations when actual asset allocations fall below or rise above the allowed minimum and maximum allocations, respectively.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The qualified pension plan’s total portfolio is comprised of both separately managed and commingled fund portfolios. Separately managed and commingled fund portfolios also comprise the total portfolios of the two healthcare and life insurance benefit plans.

U.S. and international equity assets are diversified across sectors, industries, and investment styles. Fixed income assets are diversified across U.S. government and investment grade corporate debt instruments. The qualified pension plan does and may continue to have a moderate exposure to debt securities issued in international developed and emerging market countries. Real estate is diversified geographically across the U.S. by property type.

The qualified pension plan’s investment policy allows the use of futures, options, swaps, and other derivatives for purposes of reducing portfolio risk and as a lower-cost option for gaining market exposure that could otherwise be obtained without derivatives. The qualified pension plan’s investment policy prohibits investments in Washington Gas securities. The prohibition applies to the qualified pension plan’s separately managed portfolios but does not apply to any commingled fund investments.

The following tables present the fair value of the pension plan assets for by asset category as of September 30, 2011 and 2010:

Pension Plan Assets
($ in millions)	Level 1	Level 2	Level 3	Total	% of Total
At September 30, 2011
Cash and cash equivalents	$0.2	$–	$–	$0.2	–%
Equity securities
U.S. Small Cap	24.4	–	–	24.4	4.1
Preferred Securities	–	0.2	–	0.2	–
Fixed income securities
U.S. Treasuries	–	77.3	–	77.3	12.9
U.S. Corporate Debt	–	88.2	–	88.2	14.7
U.S. Agency Obligations and Government Sponsored Entities	–	22.8	–	22.8	3.9
Asset-Backed Securities and Collateralized Mortgage Obligations	–	2.4	–	2.4	0.4
Municipalities	–	9.2	–	9.2	1.5
Non-U.S. Corporate Debt	–	13.5	–	13.5	2.2
Other(a)	–	6.8	–	6.8	1.1
Mutual Funds(b)	23.9	59.3	–	83.2	13.9
Commingled Funds and Pooled Separate Accounts(c)	–	255.6	16.8	272.4	45.4
Derivatives
Futures Contracts(d)	–	1.2	–	1.2	0.2
Total fair value of plan investments	$48.5	$536.5	$16.8	$601.8	100.3%
Receivable (payable)				(1.8)	(0.3)
Total plan assets at fair value				$600.0	100.0%

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Pension Plan Assets
($ in millions)	Level 1	Level 2	Level 3	Total	% of Total
At September 30, 2010
Cash and cash equivalents	$0.2	$–	$–	$0.2	–%
Equity securities
U.S. Small Cap	30.5	–	–	30.5	5.2
Preferred Securities	–	0.2	–	0.2	–
Fixed income securities
U.S. Treasuries	–	76.1	–	76.1	12.9
U.S. Corporate Debt	–	74.1	–	74.1	12.5
U.S. Agency Obligations and
Government Sponsored Entities	–	17.8	–	17.8	3.0
Asset-Backed Securities and
Collateralized Mortgage Obligations	–	5.9	–	5.9	1.0
Municipalities	–	5.4	–	5.4	0.9
Non-U.S. Corporate Debt	–	2.9	–	2.9	0.5
Repurchase Agreements(e)	–	2.5	–	2.5	0.4
Other(a)	–	1.2	–	1.2	0.2
Mutual Funds(b)	24.9	40.2	–	65.1	11.0
Commingled Funds and Pooled Separate Accounts(c)	–	301.6	9.2	310.8	52.6
Derivatives
Futures Contracts(d)	–	0.1	–	0.1	–
Total fair value of plan investments	$55.6	$528.0	$9.2	$592.8	100.2%
Receivable (payable)				(0.9)	(0.2)
Total plan assets at fair value				$591.9	100.0%

(a)	This category primarily includes Yankee bonds and non-U.S. government bonds.
(b)

At September 30, 2011, investments in mutual funds consisted primarily of 71% corporate debt in the banking and finance, industrials, and utilities sectors and 29% equity securities of non-U.S. companies located in the countries comprising the Morgan Stanley Capital International EAFE Index, plus Canada. At September 30, 2010, investments in mutual funds consisted of approximately 62% corporate debt in the banking and finance, industrials, and utilities sectors and 38% equity securities of non-U.S. companies located in the countries comprising the Morgan Stanley Capital International EAFE Index, plus Canada.

(c)

At September 30, 2011, investments in commingled funds and pooled separate accounts consisted primarily of 80% common stock of large-cap U.S. companies; 10% income producing properties located in the United States; 8% equity securities of non-U.S. companies; and 2% short-term money market investments. At September 30, 2010, investments in commingled funds and pooled separate accounts consisted primarily of 70% common stock of large-cap U.S. companies; 14% short-term money market investments; 10% equity securities of non-U.S. companies; and 6% non-residential income producing properties located in the United States.

(d)	This category includes a long-term U.S. Treasury interest rate futures contract.
(e)	This category includes Treasury Bills with a pre-commitment from the counterparty to repurchase the same securities on the next business day at an agreed-upon price.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Healthcare and Life Insurance Plan Assets
($ in millions)	Level 1	Level 2	Level 3	Total	% of Total
At September 30, 2011
Cash and Cash Equivalents	$0.2	$–	$–	$0.2	0.1%
Fixed Income Securities
U.S Agency Obligations	–	4.5	–	4.5	1.5
U.S. Treasuries	–	60.2	–	60.2	20.3
U.S. Corporate Debt	–	48.2	–	48.2	16.3
Municipalities	–	8.9	–	8.9	3.0
Non-U.S. Corporate Debt(a)	–	7.5	–	7.5	2.5
Others	–	8.1	–	8.1	2.7
Commingled Funds(b)	–	157.7	–	157.7	53.6
Total fair value of plan investments	$0.2	$295.1	$–	$295.3	100.0%
Receivable (payable)				1.2	–
Total plan assets at fair value				$296.5	100.0%

At September 30, 2010
Fixed Income Securities
U.S Agency Obligations	$–	$51.4	$–	$51.4	19.0%
U.S. Treasuries	–	42.2	–	42.2	15.6
U.S. Corporate Debt	–	29.7	–	29.7	11.0
Asset-Backed Securities	–	4.6	–	4.6	1.7
Municipalities	–	0.6	–	0.6	0.2
Non-U.S. Corporate Debt	–	0.9	–	0.9	0.3
Mutual Funds(c)	133.7	7.8	–	141.5	52.2
Total fair value of plan investments	$133.7	$137.2	$–	$270.9	100.0%
Receivable (payable)				(0.1)	–
Total plan assets at fair value				$270.8	100.0%
(a)	This category primarily includes Yankee bonds and non-U.S. government bonds.
(b)	Investments in commingled funds consisted primarily of 96% common stock of large-cap U.S. companies and 4% U.S. agency obligations and government sponsored entities.
(c)	Investments in mutual funds consisted primarily of 94% equity securities that track the S&P 500 Index and 6% U.S. Treasury obligations.

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

The Plans may engage in repurchase transactions. Generally, in accordance with the terms of a repurchase agreement, the Plans take possession of Treasury Bills in exchange for cash and the counterparty is obligated to repurchase, and the Plan to resell, the same securities at an agreed-upon price and time. The repurchase agreements have a one-day maturity and a fair value equal to the Plan’s cash outlay at the time the agreement is executed.

The following table summarizes the changes in the fair value of the Level 3 assets for the fiscal years ended 2011 and 2010:

(In millions)
Years Ended September 30,	2011	2010
Balance, beginning of year	$9.2	$8.5
Actual return on plan assets:
Assets still held at year end	2.2	0.7
Purchases, sales, and settlements	5.4	–
Balance, end of year	$16.8	$9.2

Benefit Contribution

During fiscal year 2011, Washington Gas contributed $9.2 million and paid $2.4 million to its qualified pension plan and non-funded DB SERP, respectively. During fiscal year 2012, Washington Gas expects to make contributions totaling $26.9 million and $5.0 million to its qualified pension plan and non-funded DB SERP, respectively. During fiscal year 2011, Washington Gas contributed $22.8 million to its health and life insurance benefit plans. Washington Gas expects to contribute $26.0 million to its health and life insurance benefit plans during fiscal year 2012.

Expected Benefit Payments

Expected benefit payments, including benefits attributable to estimated future employee service, which are expected to be paid over the next ten years are as follows:

Expected Benefit Payments
(In millions)	Pension Benefits	Health and Life Benefits
2012	$46.8	$21.3
2013	45.6	22.6
2014	46.8	24.1
2015	48.1	25.4
2016	49.3	26.8
2017–2021	268.1	149.8

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

Medicare Subsidy Receipts
(In millions)	Health and Life Benefits
2012	$1.4
2013	1.6
2014	1.7
2015	1.9
2016	2.0
2017–2021	12.4

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

During the fiscal year ended September 30, 2011, we granted performance shares and performance units under the Omnibus Plan; however, we did not issue any stock options. As of September 30, 2011, there are prior years’ stock option grants outstanding with an exercise price at the market value of our common stock on the date of the grant.

For both performance shares and performance units, we impose performance goals based on certain market conditions, which if unattained, may result in no performance shares or units being earned for the applicable performance period. These performance awards generally vest over three years from the date of grant. The actual number of performance shares and units that may be earned varies based on the total shareholder return of WGL Holdings relative to a selected peer group of companies over the three year performance period. Any performance shares that are earned will be paid in shares of common stock of WGL Holdings. Any performance units that may be earned pursuant to terms of the grant will be paid in cash and are valued at $1.00 per performance unit. Our stock options generally have a vesting period of three years, and expire ten years from the date of the grant. Performance units, performance shares and stock option awards provide for accelerated vesting upon a change in control of WGL Holdings. Additionally, stock options provide for accelerated vesting upon retirement, death or disability. We generally issue new shares of common stock in order to satisfy stock issuances related to performance shares and stock options; however, we may, from time to time, repurchase shares of our common stock on the open market in order to satisfy these issuances. Both performance shares and stock options are accounted for as equity awards, and performance units are accounted for as liability awards as they are settled in cash.

For the years ended September 30, 2011, 2010 and 2009, we recognized stock-based compensation expense of $4.4 million, $6.8 million and $4.2 million, net of related income tax benefits of $1.8 million, $2.7 and $1.7 million, respectively.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

As of September 30, 2011, there was $4.9 million of total unrecognized compensation expense related to stock-based awards granted. Performance shares and performance units comprised $3.2 million and $1.7 million of total unrecognized compensation expense, respectively. The total unrecognized compensation expense is expected to be recognized over a weighted average period of 1.8 years for performance shares and performance units.

Performance Shares

The following table summarizes information regarding performance share activity during the fiscal year ended September 30, 2011.

Performance Share Activity

	Year Ended September 30, 2011
	Number of Shares(a)	Weighted Average Grant-Date Fair Value
Non-vested and outstanding, beginning of year	242,435	$33.64
Granted	96,307	41.14
Vested	(67,731)	34.01
Cancelled/forfeited	(21,067)	34.81

Non-vested and outstanding, end of year	249,944	$36.33

(a)

The number of common shares issued related to performance shares may range from zero to 200 percent of the number of shares shown in the table above based on our achievement of performance goals for total shareholder return relative to a selected peer group of companies.

The total intrinsic value of performance shares vested during the years ended September 30, 2011, 2010 and 2009 was $4.6 million, $5.9 million and $2.8 million, respectively. Performance shares non-vested and outstanding at September 30, 2011 had a weighted average remaining contractual term of one year.

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

Fair Value Assumptions

Years Ended September 30,	2011	2010	2009
Expected stock-price volatility	29.00%	29.80%	21.40%
Dividend yield	4.00%	4.44%	4.38%
Weighted average grant-date fair value	$41.14	$34.13	$32.71

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

The following table summarizes information regarding performance unit activity during the fiscal year ended September 30, 2011.

Performance Unit Activity

Year Ended September 30, 2011
Number of Units
Non-vested and outstanding, beginning of year	8,031,809
Granted	3,638,513
Vested	(2,295,371)
Cancelled/forfeited	(709,593)

Non-vested and outstanding, end of year	8,665,358

The total fair value of our performance units outstanding at September 30, 2011 for the units expected to vest was $7.6 million. As of September 30, 2011, 2010 and 2009, we recorded a liability of $4.7 million, $7.2 million and $2.9 million, respectively, related to our performance units. The current and non-current portion of this liability is recorded in “Current Liabilities—Derivatives and other” and “Deferred Credits—Derivatives and other”, respectively. During fiscal year ended September 30, 2011, we paid $4.2 million in cash to settle performance unit awards. During the fiscal years ended September 30, 2011 and 2010, we did not have any cash payments related to performance unit awards.

We estimated the fair value of performance units using a Monte Carlo simulation model. The following table provides the year-end assumptions used to value our performance units:

Fair Value Assumptions

September 30,	2011
	10/1/2010 Grant	10/1/2009 Grant
Expected stock-price volatility	19.8%	21.6%

Expected stock-price volatility is based on the daily historical volatility of our common shares for a period equal to the remaining term of the performance units.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Stock Options

The following table summarizes information regarding stock option activity during the fiscal year ended September 30, 2011.

Stock Option Activity

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at September 30, 2010	183,085	$31.50	5.49	$1,149
Granted	–	–	–	–
Exercised	(130,458)	31.43	–	–
Cancelled/forfeited	–	–	–	–

Outstanding at September 30, 2011	52,627	$31.67	4.58	$389

Exercisable at September 30, 2011	52,627	$31.67	4.58	$389

We received $4.1 million, $20.2 million and $4.7 million related to the exercise of stock options during the years ended September 30, 2011, 2010 and 2009, respectively. The related tax benefits realized for the fiscal years ended September 30, 2011, 2010 and 2009 were $0.4 million, $1.2 million and $0.4 million, respectively.

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

STOCK GRANTS TO DIRECTORS

Non-employee directors receive a portion of their annual retainer fee in the form of common stock through the Directors’ Stock Compensation Plan. Up to 270,000 shares of common stock may be awarded under the plan. Shares granted to directors totaled 14,800, 12,600, 12,600 for the fiscal years 2011, 2010 and 2009, respectively. For those years, the weighted average fair value of the stock on the grant dates was $36.74, $33.82, and $32.77, respectively. Shares awarded to the participants; (i) vest immediately and cannot be forfeited; (ii) may be sold or transferred and (iii) have voting and dividend rights. For the years ended September 30, 2011, 2010 and 2009, WGL Holdings recognized stock-based compensation expense related to these stock grants of $546,000, $426,000, and $413,000, respectively, net of related income tax benefits of $197,000, $154,000, and $148,000, respectively.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

NOTE 12. ENVIRONMENTAL MATTERS

We are subject to federal, state and local laws and regulations related to environmental matters. These laws and regulations may require expenditures over a long time frame to control environmental effects. Almost all of the environmental liabilities we have recorded are for costs expected to be incurred to remediate sites where we or a predecessor affiliate operated manufactured gas plants (MGPs). Estimates of liabilities for environmental response costs are difficult to determine with precision because of the various factors that can affect their ultimate level. These factors include, but are not limited, to the following:

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

At one of the former MGP sites, studies revealed the presence of coal tar under the site and an adjoining property. Washington Gas has taken steps to control the movement of contaminants into an adjacent river by installing a water treatment system that removes and treats contaminated groundwater at the site. Washington Gas received approval from governmental authorities for a comprehensive remediation plan for the majority of the site that permits commercial development of Washington Gas’ property. Two development phases have been completed, with Washington Gas retaining a ground lease on each phase. A record of decision (ROD) for that portion of the site not owned by Washington Gas was issued in August, 2006. Washington Gas, several federal agencies and the District of Columbia have been engaged in intensive negotiations regarding a consent decree which, when executed, will implement the soil remediation required in the 2006 ROD for adjacent property and also require Washington Gas to conduct a supplemental environmental investigation of potential impacts to the ground water and river sediment. Washington Gas expects the consent decree to become final in 2012.

At a second former MGP site and on an adjacent parcel of land, Washington Gas developed a “monitoring-only” remediation plan for the site. This remediation plan received approval under a state voluntary closure program.

At the remaining eight sites, either the appropriate remediation is being undertaken, or no remediation is necessary.

At September 30, 2011 and 2010, Washington Gas recorded a liability of $9.0 million and $6.9 million, respectively, on an undiscounted basis related to future environmental response costs, which included the estimated costs for the ten MGP sites. These estimates principally include the minimum liabilities associated with a range of environmental response costs expected to be incurred at the sites identified. At September 30,

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

2011 and 2010, Washington Gas estimated the maximum liability associated with all of its sites to be approximately $17.9 million and $14.3 million, respectively. The estimates were determined by Washington Gas’ environmental experts, based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. Variations within the range of estimated liability result primarily from differences in the number of years that will be required to perform environmental response processes at each site and the extent of remediation that may be required.

Regulatory orders issued by the Public Service Commission of Maryland (PSC of MD) allow Washington Gas to recover the costs associated with the sites applicable to Maryland over the period ending in 2025. Rate orders issued by the Public Service Commission of the District of Columbia (PSC of DC) allow Washington Gas a three-year recovery of prudently incurred environmental response costs, and allow Washington Gas to defer additional costs incurred between rate cases. Regulatory orders from the State Corporation Commission of Virginia (SCC of VA) have generally allowed the recovery of prudent environmental remediation costs to the extent they were included in a test year.

At September 30, 2011 and 2010, Washington Gas reported a regulatory asset of $4.5 million and $2.9 million, respectively, for the portion of environmental response costs that are expected to be recoverable in future rates.

We do not expect that the ultimate impact of these matters will have a material effect on our financial position, cash flows, capital expenditures, earnings or competitive position.

NOTE 13. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

Minimum future rental payments under operating leases over the next five years and thereafter are as follows:

Minimum Payments Under Operating Leases

(In millions)
2012	$5.7
2013	5.2
2014	5.2
2015	5.1
2016	4.2
Thereafter	7.6
Total	$33.0

Rent expense totaled $5.0 million, $4.4 million and $4.7 million in fiscal years ended September 30, 2011, 2010 and 2009, respectively.

REGULATED UTILITY OPERATIONS

Natural Gas Contracts—Minimum Commitments

At September 30, 2011, Washington Gas had service agreements with four pipeline companies that provide direct service for firm transportation and/or storage services. These agreements, which have expiration dates ranging from fiscal years 2012 to 2029, require Washington Gas to pay fixed charges each month. Additionally,

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Washington Gas had agreements for other pipeline and peaking services with expiration dates ranging from 2012 to 2027. These agreements were entered into based on current estimates of growth of the Washington Gas system, together with other factors, such as current expectations of the timing and extent of unbundling initiatives in the Washington Gas service territory.

The following table summarizes the minimum contractual payments that Washington Gas will make under its pipeline transportation, storage and peaking contracts during the next five fiscal years and thereafter.

Washington Gas Contract Minimums

(In millions)	Pipeline Contracts
2012	$169.4
2013	164.3
2014	186.1
2015	180.5
2016	173.6
Thereafter	1,231.7
Total	$2,105.6

Not included in the table above are short-term minimum commitments of $68.8 million to purchase natural gas in fiscal year 2012 at prices based on market conditions at the time the natural gas is purchased. These commitments relate to purchases of natural gas to serve utility customers. Additionally, excluded from the table above are purchases under our asset optimization program totaling 333.8 million therms from 2012-2017, which are partially offset by matching sales contracts of 267.1 million therms over that same period. Contracts under our asset optimization program are accounted for as derivatives (refer to Note 1—Accounting Policies for a description of our asset optimization program and Note 5—Derivative and Weather-Related Instruments for a discussion of our derivative instruments).

When a customer selects a third party marketer to provide supply, Washington Gas generally assigns pipeline and storage capacity to unregulated third party marketers to deliver gas to Washington Gas’ city gate. In order to provide the gas commodity to customers who do not select an unregulated third party marketer, Washington Gas has a commodity acquisition plan to acquire the natural gas supply to serve the customers.

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

On November 4, 2010, the PSC of DC issued an order approving Washington Gas’s proposed tariffs for collecting the deferred cost of hexane. Washington Gas began begin billing the deferred hexane costs over a two-year period beginning in December, 2010. As of September 30, 2011 Washington Gas has incurred cumulative total hexane costs of $3.4 million related to the District of Columbia of which approximately $2.2 million has been recovered and $1.2 million has been deferred as a regulatory asset.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Investigation of Depreciation Practices.    On September 9, 2011, the PSC of DC docketed a proceeding to review the proper and adequate rates of depreciation of the several classes of Washington Gas’ property. In accordance with the procedural schedule, interested parties’ comments were filed by October 24, 2011. Washington Gas’ reply comments were filed on November 14, 2011, wherin Washington Gas requested that the PSC of DC consider depreciation issues in the context of the newly-initiated rate case, referenced below. A commission decision is pending.

District of Columbia Base Rate Case.    On November 2, 2011, the PSC of DC docketed a proceeding to investigate the reasonableness of Washington Gas’ base rates and charges. The PSC of DC required Washington Gas to file base rate information no later than 90 days from the date of the order.

Maryland Jurisdiction

Order on and Reviews of Purchased Gas Charges.    Each year, the PSC of MD reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’ purchased gas costs are reasonable.

The Office of Staff Counsel of the PSC of MD (MD Staff) and the Maryland Office of the People’s Counsel (MD OPC) are challenging a portion of Washington Gas’ Purchased Gas Charges (PGC) for the twelve month period ended August 31, 2009 averring that Washington Gas did not have authority under its tariff to satisfy in cash its obligation (cash-out) for over-deliveries by suppliers and also asserting that Washington Gas used an “excessive price” as the cash-out price. Washington Gas asserts the applicable tariff provision provides for reconciliation options and does not require CSP delivery imbalances to be resolved through adjustments to future volume requirements. Further, Washington Gas’ decision to cash-out the CSP over deliveries and the cash-out price used to price CSP over deliveries led to a fair and reasonable result for CSPs, ratepayers, and the company. Discovery and testimony were filed in the case, and a hearing was held on March 25, 2010. Briefs were filed on April 30, 2011, and reply briefs were filed on May 21, 2010.

The MD OPC took the position that $2.1 million of gas costs related to the purchase of competitive service provider (CSP) inventory included in the PGC should be disallowed. According to the MD Staff, however, an improper basis had been used to determine the amount of the refund amount to customers. The MD Staff position was that the imbalance should have been reconciled through volumetric adjustments in the summer of 2009. As a result, the appropriate basis on which to compare the cash-out price was the cost of gas during the summer of 2009 when (i) suppliers would have purchased less gas to balance out the January-March 2009 over-deliveries, and (ii) Washington Gas would have purchased more gas to reconcile the imbalance.

A proposed order was issued by the Hearing Examiner on August 25, 2010, directing Washington Gas to refund to customers the excess costs paid to suppliers as a result of the cash-out of supplier over-deliveries. The proposed order also directed Washington Gas to present an “exact calculation” of the excess amount paid to suppliers in accordance with the methodology proposed by the MD OPC. The MD OPC estimated the amount of the excess costs to Maryland ratepayers to be approximately $2.1 million. The MD Staff and Washington Gas filed notices of appeal of the proposed order on September 23 and 24, 2010, respectively, and memoranda on appeal on October 1 and 4, 2010, respectively.

On September 9, 2011, the PSC of MD issued an order approving purchased gas charges of Washington Gas for the twelve-month period ending August 2009, except for an undetermined amount related to excess gas deliveries by CSPs which were cashed-out by Washington Gas. The PSC of MD found that the cash-out of excess deliveries was in violation of Washington Gas’ tariff and that Washington Gas should not have cashed-out the excess deliveries by CSPs, but rather should have eliminated the imbalances through volumetric adjustments in the future. The PSC of MD has remanded the matter to the Hearing Examiner division for further proceedings

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

to determine the correct actual cost adjustment factor, as well as for consideration and assessment of possible civil penalties. On October 11, 2011, Washington Gas filed an application for rehearing of the order with respect to the decision to impose civil penalties for violation of the tariff requesting that the PSC of MD find that Washington Gas is authorized to cash-out CSP account imbalances under its tariff and therefore is not subject to civil penalties. In accordance with accounting principles, Washington Gas recorded a $5.3 million estimated regulatory liability associated with this decision. Pending the ultimate decision of the PSC of MD, if recovery from ratepayers is denied, further action may be taken with respect to recovery from the CSPs.

Investigation of Asset Management and Gas Purchase Practices.    In 2008, the Office of Staff Counsel of the PSC of MD submitted a petition to the PSC of MD to establish an investigation into Washington Gas’ asset management program and cost recovery of its gas purchases.

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

The POHE approved Washington Gas’ current methodology for pricing storage injections. However, the POHE stated that the parties will have 60 days from the date of a final order in the case to suggest any alternative pricing methods. The POHE strongly urged Washington Gas to consult with the other parties to develop greater transparency and separate accounting or tracking of asset optimization activities and to provide a proposal or report within 60 days after a final order is issued and directed Washington Gas to include language in its tariff that would prevent losses from asset optimization activity over a full year from being passed on to ratepayers, but recognizes that timing differences or accounting adjustments, which may appear as a loss in a particular month, may occur.

On December 2, 2009, both the MD Staff and the Office of People’s Counsel filed notices of appeal of the POHE and on December 14, 2009, both filed a memorandum on appeal in support of their positions. On January 4, 2010, Washington Gas filed a reply memorandum in response to the Staff of the PSC of MD and the MD OPC’s memoranda on appeal. A decision by the PSC of MD is pending.

New Base Rate Case.    On April 15, 2011, Washington Gas filed a request for a base rate increase of $30.0 million with the PSC of MD, subsequently revised to $27.8 million, requesting authority to increase its rates and charges and to revise the terms and conditions applicable to gas service in Maryland.

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

On April 18, 2011, Washington Gas received an order from the PSC of MD related to this rate filing suspending the proposed rates and charges and the proposed changes in the terms and conditions for gas service

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

for an initial period of 150 days following the 30 day notice period, as permitted under the Code of Maryland. On November 14, 2011, the PSC of MD issued an order authorizing: (i) an annual revenue increase of $8.4 million as compared to the Company’s request of $27.8 million; (ii) a rate of return on common equity of 9.60% and an overall rate of return of 8.09%; (iii) an end of test period equity ratio of 57.88%. The order also authorized Washington Gas to implement the initial 5-year phase of the accelerated pipe replacement plan and denied the proposed cost recovery mechanism; and disallowed the amortization of costs to achieve under Washington Gas’ outsourcing agreement with Accenture PLC. In connection with the disallowance, Washington Gas recorded a $5.5 million write-off of a regulatory asset.

Washington Gas may file a petition for rehearing of any aspect of the order within 30 days or by December 14, 2011.

Virginia Jurisdiction

Conservation and Ratemaking Efficiency Plan.    On September 29, 2009, Washington Gas filed with the SCC of VA an application which included a portfolio of conservation and energy efficiency programs, an associated cost recovery provision, and a decoupling mechanism which will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts. An evidentiary hearing in the proceeding was held on February 9, 2010. On March 26, 2010 the SCC of VA issued an order approving a decoupling rate mechanism for residential customers and six residential energy efficiency programs and the cost recovery mechanism for those programs. Washington Gas filed compliance tariffs with the VA Staff on April 19, 2010 to implement the CARE plan on May 1, 2010. Washington Gas began applying the decoupling mechanism in Virginia in its July billings for residential customers consistent with the SCC of VA’s approval. On July 22, 2010, Washington Gas filed an amendment to the CARE Plan to include small commercial and industrial customers in Virginia. The application included a portfolio of conservation and energy efficiency programs, an associated cost recovery provision and a decoupling mechanism that will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts. On November 18, 2010, the SCC of VA issued an order that denied Washington Gas’ application. The SCC of VA Commission found that Washington Gas’ current tariff and its underlying class cost of service and revenue apportionment studies do not segregate small versus large customers and that only small customers qualify under the CARE law. The SCC of VA stated that Washington Gas could amend the underlying tariff and studies in connection with its required 2011 base rate case filing. Such a tariff amendment was proposed in the filing made with the SCC of VA on January 31, 2011, and noted below.

Steps to Advance Virginia’s Energy Plan.    On August 4, 2010 Washington Gas filed an application (and supplemental testimony on October 25, 2010) with the SCC of VA for approval of a SAVE Plan which included four gas utility infrastructure replacement programs and a SAVE rider to recover certain costs associated with the replacement programs. On April 21, 2011, the SCC of VA issued an order approving Washington Gas’ proposed five year SAVE Plan encompassing a total of $116.5 million in expenditures for the four replacement programs for the period from June 2010 to December 31, 2014. The SCC of VA also approved a SAVE rider to recover the costs of the replacement programs, effective for bills rendered on or after May 1, 2011. The SCC of VA also established a schedule for Washington Gas’ SAVE rider filings for the approved SAVE Plan.

On September 1, 2011, Washington Gas filed an application with the SCC of VA for approval to implement its 2012 SAVE rider, effective from January 1, 2012 up to December 31, 2012. The estimated amount, $29.8 million, will be allocated among the Company’s four approved SAVE plan projects as follows: (i) bare and/or unprotected steel service replacement program—$10.3 million; (ii) bare and unprotected steel main replacement program—$2.1 million; (iii) mechanically coupled pipe replacement program—$17.1 million and

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

(iv) enhancement of Optimain decision support computer program—$0.3 million. A public hearing was held on November 1, 2011. A commission decision is pending.

New Base Rate Case.    On January 31, 2011, Washington Gas filed a request with the SCC of VA for a $29.6 million annual increase in revenues. The filing was made pursuant to the settlement agreement reached by the parties and approved by the SCC of VA in Washington Gas’ last base rate case, which resulted in a PBR plan. The filing made in January 2011 did not request either renewal or modification of the PBR plan; rather, the filing was based on traditional cost of service regulation. The $29.6 million revenue increase requested in this application included a proposed overall rate of return of 8.58% and a return on common equity of 10.5%, as compared to a return on common equity of 10.0% in Washington Gas’ last base rate proceeding. On May 12, 2011, Washington Gas filed a revised base rate increase request lowering the requested revenue increase from $29.6 million to $28.5 million as a result of new proposed depreciation rates.

Washington Gas proposes to continue the WNA, which was previously approved by the SCC of VA. Washington Gas also proposes a new sharing arrangement associated with its asset optimization program, and seeks to increase its research and development funding through programs sponsored by the Gas Technology Institute.

On October 6, 2011 the staff filed its testimony in this proceeding recommending a total increase in Washington Gas’ revenue of $12.3 million with a proposed return on common equity of 9.0%. Additionally, the staff recommended that all asset optimization revenues be shared with 75.0% directed to ratepayers and 25.0% to shareholders after an initial $2.7 million credit to ratepayers. In connection with this case and in another case, the staff took exception to the regulatory asset that had been established in 2010 for the change in the tax treatment of Med D. Based on this position, we determined that the recovery of the asset was not probable and recorded a $4.7 million charge to income tax expense to write-off the related regulatory asset.

Interim rates went into effect on October 1, 2011. Hearings in the case have been scheduled for December 5-7, 2011 for a review of whether a settlement agreement reached by most of the parties to the proceeding is in the public interest.

Affiliate Transactions.    On June 16, 2011, Washington Gas submitted an application to the SCC of VA requesting approval of three affiliate transactions with CEV: (i) the transfer to CEV of the remainder of the term of two agreements for natural gas storage service at the Washington Storage Service (“WSS”) and Eminence Storage Service (“ESS”) storage fields; (ii) the sale to CEV of any storage gas balances associated with the WSS and ESS agreements; and (iii) the assignment to CEV of Washington Gas’ rights to buy base gas in the WSS storage field. Washington Gas proposed to effect these affiliate transactions by September 30, 2011, coincident with the expiration of its PBR plan approved by the SCC of VA in a separate proceeding. On September 14, 2011, the SCC of VA issued an order denying Washington Gas’ application to transfer Washington Gas’ contracts for certain storage capacity resources to its affiliate, CEV. On October 4, 2011, Washington Gas filed a petition for reconsideration on this proceeding. On October 5, 2011, the SCC of VA granted Washington Gas’ request that the matter be reconsidered, but has not made a final ruling on Washington Gas’ petition for reconsideration.

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

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

In 2007, the SCC of VA approved the implementation of a PBR plan through the acceptance of a settlement stipulation. On January 28, 2010, Washington Gas indicated in its annual information filing indicating that there was no ESM liability for fiscal year 2009. On June 30, 2010, the SCC of VA accepted the VA Staff’s report and agreed that there was no ESM liability for fiscal year 2009. On January 31, 2011, Washington Gas filed its annual information filing indicating that there was no ESM liability for fiscal year 2010. On October 6, 2011 the VA Staff issued its report indicating that no ESM liability for 2010 exists. There was no ESM liability recorded in 2011. Washington Gas filed its response to VA Staff report on November 18, 2011. The matter is pending before the SCC of VA.

The existing PBR Plan in Virginia expired on September 30, 2011, and Washington Gas has not proposed to extend the Plan.

On November 16, 2007, the PSC of MD issued a final order in a rate case, which established a phase-two proceeding to review Washington Gas’ request to implement a PBR plan and issues raised by the parties associated with Washington Gas’ BPO agreement. On September 4, 2008, a POHE was issued in this phase-two proceeding. Consistent with Washington Gas’ current accounting methodology, the proposed order approved 10-year amortization accounting for initial implementation costs related to Washington Gas’ BPO plan. At September 30, 2011 and 2010, Washington Gas had recorded a regulatory asset of $5.5 million and $6.4 million, respectively, net of amortization, related to initial implementation costs allocable to Maryland associated with our BPO plan. Washington Gas’ application seeking approval of a PBR plan was denied. Additionally, the proposed order (i) directs Washington Gas to obtain an independent management audit related to BPO issues raised in the phase-two proceeding and (ii) directs the initiation of a collaboration process in which Washington Gas is directed to engage in discussions with the Staff of the PSC of MD (MD Staff), the Maryland Office of People’s Counsel (MD OPC) and interested parties to develop appropriate customer service metrics and a periodic form for reporting results similar to the metrics filed by Washington Gas as part of the approved settlement in Virginia. Aspects of this proposed order were appealed by the parties in November, 2008. On August 22, 2011, the PSC of MD issued a final order affirming the ruling of the hearing examiner but setting forth a new standard for recovery of BPO costs. On September 21, 2011, Washington Gas filed a petition for rehearing to have the PSC of MD clarify its order regarding the standard of review related to the prudency of the outsourcing agreement it established in that case as applying to Washington Gas’ existing base rate application, or to defer its decision in this proceeding until after its decision in Washington Gas’ new base rate application. On November 14, 2011, as noted above, the PSC of MD issued an order in Washington Gas’ base rate application disallowing the amortization of the remaining balance of the regulatory asset.

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

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The following table summarizes the contractual obligations and minimum commitments of WGEServices for both natural gas and electricity for the next five years and thereafter:

Contract Minimums
	WGEServices			CEV
(In millions)	Gas Purchase Commitments(a)	Pipeline Contracts	Electric Purchase Commitments(b)	Pipeline Contracts	Total
2012	$212.3	$3.0	$451.5	$0.3	$667.1
2013	107.1	1.4	131.6	5.1	245.2
2014	47.7	0.9	23.9	13.3	85.8
2015	3.2	0.6	3.7	9.8	17.3
2016	–	0.6	–	6.5	7.1
Thereafter	–	3.2	–	64.1	67.3
Total	$370.3	$9.7	$610.7	$99.1	$1,089.8

(a)	Represents fixed price commitments with city gate equivalent deliveries.
(b)	Includes $4.2 million of commitments related to renewable energy credits.

Construction Project Financing

To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’ customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a receivable representing its customers’ obligations to remit principal and interest and a long-term payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the receivable to the lender and removes both the receivable and the long-term financing from its financial statements. As of September 30, 2011, work on these construction projects that was not completed or accepted by customers was valued at $4.2 million, which is recorded on the balance sheet as a receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Construction projects are financed primarily for government agencies, which Washington Gas considers to have minimal credit risk. Based on this assessment and previous collection experience, Washington Gas did not record a corresponding reserve for bad debts related to these receivables at September 30, 2011 and September 30, 2010, respectively.

Financial Guarantees

WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of the retail energy-marketing segment. At September 30, 2011, these guarantees totaled $459.9 million. WGL Holdings has also guaranteed certain purchase commitments of its CEV subsidiary. At September 30, 2011, these guarantees totaled $99.3 million. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from counterparties when required by our credit policy. WGL Holdings also issued guarantees totaling $3.0 million at September 30, 2011 on behalf of certain of our non-utility subsidiaries

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

associated with their banking transactions. Of the total guarantees of $562.2 million, $53.0 million expired on October 31, 2011, $6.0 million is due to expire on December 31, 2011 and $0.2 million is due to expire on October 31, 2012. The remaining guarantees do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.

NOTE 14. FAIR VALUE MEASUREMENTS

We measure the fair value of our financial assets and liabilities in accordance with ASC Topic 820. These financial assets and liabilities primarily consist of (i) derivatives recorded on our balance sheet under ASC Topic 815, (ii) weather derivatives and (iii) long-term debt outstanding that is required to be disclosed at fair value. Under ASC Topic 820, fair value is defined as the exit price, representing the amount that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To value our financial instruments, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about credit risk (both our own credit risk and the counterparty’s credit risk) and the risks inherent in the inputs to our valuation technique, the income approach.

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

Level 1.    Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. Level 1 assets and liabilities primarily include exchange traded derivatives and securities. At September 30, 2011, we do not have any financial assets or liabilities in this category.

Level 2.    Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs that are corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions including: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At September 30, 2011, Level 2 financial assets and liabilities included non-exchange traded energy-related derivatives such as financial swaps and options and physical forward contracts for deliveries at active market locations.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Level 3.    Level 3 of the fair value hierarchy consists of assets or liabilities that are valued using significant unobservable inputs at the reporting date. These unobservable assumptions reflect our assumptions about estimates that market participants would use in pricing the asset or liability, including historical volatility and pricing data when delivery is to inactive market locations. These inputs may be used with industry standard valuation methodologies that result in our best estimate of fair value for the assets or liabilities at the reporting date. At September 30, 2011, derivative assets and liabilities in this category included: (i) physical contracts valued with significant basis adjustments to observable market data when delivery is to inactive market locations; (ii) long-dated positions where observable pricing is not available over the life of the contract; (iii) contracts valued using historical volatility assumptions and (iv) valuations using indicative broker quotes for inactive market locations.

The following tables set forth financial instruments recorded at fair value as of September 30, 2011 and 2010, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

WGL Holdings, Inc.
Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At September 30, 2011
Assets
Natural gas related derivatives	$–	$38.0	$29.3	$67.3
Electricity related derivatives	–	0.2	19.6	19.8
Weather derivatives	–	–	1.3	1.3
Total Assets	$–	$38.2	$50.2	$88.4

Liabilities
Natural gas related derivatives	$–	$(40.2)	$(33.2)	$(73.4)
Electricity related derivatives	–	(3.8)	(26.4)	(30.2)
Weather derivatives	–	–	(2.7)	(2.7)
Total Liabilities	$–	$(44.0)	$(62.3)	$(106.3)

At September 30, 2010
Assets
Natural gas related derivatives	$–	$39.1	$57.2	$96.3
Electricity related derivatives	–	–	24.6	24.6
Weather derivatives	–	–	1.6	1.6
Total Assets	$–	$39.1	$83.4	$122.5

Liabilities
Natural gas related derivatives	$–	$(42.1)	$(45.3)	$(87.4)
Electricity related derivatives	–	(10.4)	(45.6)	(56.0)
Interest rate swaps	–	(11.6)	–	(11.6)
Weather derivatives	–	–	(2.1)	(2.1)
Total Liabilities	$–	$(64.1)	$(93.0)	$(157.1)

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Washington Gas Light Company
Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At September 30, 2011
Assets
Natural gas related derivatives	$–	$28.7	$26.7	$55.4
Weather derivatives	–	–	1.3	1.3
Total Assets	$–	$28.7	$28.0	$56.7

Liabilities
Natural gas related derivatives	$–	$(27.0)	$(31.6)	$(58.6)
Weather derivatives	–	–	(2.7)	(2.7)
Total Liabilities	$–	$(27.0)	$(34.3)	$(61.3)

At September 30, 2010
Assets
Natural gas related derivatives	$–	$37.3	$56.6	$93.9
Weather derivatives	–	–	1.6	1.6
Total Assets	$–	$37.3	$58.2	$95.5

Liabilities
Natural gas related derivatives	$–	$(29.0)	$(40.9)	$(69.9)
Interest rate swaps	–	(11.6)	–	(11.6)
Weather derivatives	–	–	(2.1)	(2.1)
Total Liabilities	$–	$(40.6)	$(43.0)	$(83.6)

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the years ending September 30, 2011 and 2010, respectively.

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	WGL Holdings	Washington Gas
Year Ended September 30, 2011
Balance at October 1, 2010	$(9.6)	$15.2
Realized and unrealized gains (losses)
Recorded to income	(7.2)	(7.8)
Recorded to regulatory assets—gas costs	(12.4)	(12.4)
Transfers in and/or out of Level 3	1.2	(1.5)
Purchases and settlements, net	15.9	0.2
Balance at September 30, 2011	$(12.1)	$(6.3)

Year Ended September 30, 2010
Balance at October 1, 2009	$(27.6)	$(6.3)
Realized and unrealized gains (losses)
Recorded to income	(11.6)	11.4
Recorded to regulatory assets—gas costs	7.6	7.6
Transfers in and/or out of Level 3(a)	(1.1)	(1.1)
Purchases and settlements, net	23.1	3.6
Balance at September 30, 2010	$(9.6)	$15.2

(a)	Represents weather derivative

Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the fair value hierarchy at the fair value as of the beginning of the reporting period. For WGL Holdings and Washington Gas, during the year ended September 30, 2011, $1.2 million of net derivative liabilities and $1.5 million of net derivative assets, respectively, were transferred from Level 3 to Level 2 in the fair value hierarchy. These transfers reflected an increase in observable market inputs used to value natural gas and energy related derivatives for Washington Gas, WGEServices and CEV, as well as Washington Gas’ weather derivatives.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The table below sets forth the line items on the Statements of Income to which amounts are recorded for the fiscal years ended September 30, 2011, 2010 and 2009, related to fair value measurements using significant level 3 inputs.

WGL Holdings, Inc. Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
(In millions)
Fiscal Years Ended	2011	2010	2009
Operating revenues—non-utility	$(15.2)	$2.2	$(4.2)
Utility cost of gas	(4.4)	10.6	(1.4)
Non-utility cost of energy-related sales	15.8	(25.2)	(48.5)
Operation and maintenance expense	(3.4)	0.8	–
Total	$(7.2)	$(11.6)	$(54.1)

Washington Gas Light Company Realized and Unrealized Gains (Losses) Recorded for Level 3 Measurements
(In millions)
Fiscal Years Ended	2011	2010	2009
Utility cost of gas	$(4.4)	$10.6	$(1.4)
Operation and maintenance expense	(3.4)	0.8	–
Total	$(7.8)	$11.4	$(1.4)

Unrealized gains (losses) for the fiscal years ended September 30, 2011, September 30, 2010 and September 30, 2009 attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows, respectively:

WGL Holdings, Inc. Unrealized Gains (Losses) Recorded for Level 3 Measurements
(In millions)	2011	2010	2009
Recorded to income
Operating revenues—non-utility	$4.0	$15.0	$8.1
Utility cost of gas	(3.9)	10.7	3.4
Non-utility cost of energy-related sales	2.9	(26.9)	(26.7)
Operation and maintenance expense	(0.7)	–	–
Recorded to regulatory assets—gas costs	(11.4)	9.5	(4.0)
Total	$(9.1)	$8.3	$(19.2)

Washington Gas Light Company Unrealized Gains (Losses) Recorded for Level 3 Measurements
(In millions)
Fiscal Years Ended	2011	2010	2009
Recorded to income—Utility cost of gas	$(3.9)	$10.7	$3.4
Operation and maintenance expense	(0.7)	–	–
Recorded to regulatory assets—gas costs	(11.4)	9.5	(4.0)
Total	$(16.0)	$20.2	$(0.6)

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The following table presents the carrying amounts and estimated fair values of our financial instruments at September 30, 2011. The carrying amount of current assets and current liabilities approximates fair value because of the short-term maturity of these instruments, and therefore are not shown in the table below.

Fair Value of Financial Instruments
At September 30,	2011		2010
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt(a)	$587.2	$720.9	$592.9	$716.5

(a)	Excludes current maturities and unamortized discounts.

Washington Gas’ long term debt is not actively traded. The fair value of long-term debt was estimated based on the quoted market prices of the U.S. Treasury issues having a similar term to maturity, adjusted for Washington Gas’ credit quality.

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

With approximately 89% of WGL Holdings’ consolidated total assets, the regulated utility segment is our core business and comprises Washington Gas and Hampshire. The regulated utility segment, through Washington Gas, provides regulated gas distribution services (including the sale and delivery of natural gas, meter reading, responding to customer inquiries, bill preparation and the construction and maintenance of its natural gas distribution system) to customers primarily in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia. Washington Gas also provides natural gas transportation services to an unaffiliated natural gas distribution company in West Virginia under a FERC approved interstate transportation service operating agreement. Hampshire, an underground natural gas storage company that is regulated under a cost of service tariff by the FERC, provides services exclusively to Washington Gas.

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

Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our three operating segments, are aggregated as “Other Activities” and included as part of non-utility operations as presented below in the Operating Segment Financial Information. These activities include the operations of CEV, an unregulated wholesale energy company that engages in acquiring and optimizing natural gas storage and transportation assets and WGSW, which was formed to invest in certain renewable energy projects. Transactions classified in “Other Activities” primarily consist of administrative costs associated with WGL Holdings and Washington Gas Resources and the results of CEV’s unrealized gains on energy-related derivatives.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The same accounting policies applied in preparing our consolidated financial statements, as discussed in Note 1—Accounting Policies, also apply to the reported segments. While net income or loss applicable to common stock is the primary criterion for measuring a segment’s performance, we also evaluate our operating segments based on other relevant factors, such as penetration into their respective markets and return on equity. The following tables present operating segment information for the fiscal years ended September 30, 2011, 2010 and 2009.

Operating Segment Financial Information
		Non-Utility Operations
(In thousands)	Regulated Utility	Retail Energy- Marketing	Design-Build Energy Systems	Other Activities	Eliminations	Consolidated
Year Ended September 30, 2011
Operating Revenues	$1,288,539	$1,443,332	$39,014	$4,574	$(23,958)	$2,751,501
Operating Expenses:
Cost of Energy-Related Sales	619,637	1,300,887	33,885	–	(23,958)	1,930,451
Operation	229,206	52,258	4,157	5,616	–	291,237
Maintenance	48,292	–	–	–	–	48,292
Depreciation and Amortization	90,289	934	67	35	–	91,325
General Taxes and Other Assessments:
Revenue Taxes	83,729	5,551	–	–	–	89,280
Other	52,635	4,260	188	58	–	57,141
Total Operating Expenses	$1,123,788	$1,363,890	$38,297	$5,709	$(23,958)	$2,507,726
Operating Income (Loss)	164,751	79,442	717	(1,135)	–	243,775
Other Income (Expense)—Net	2,577	29	17	(246)	(86)	2,291
Interest Expense	40,462	53	–	117	(86)	40,546
Dividends on Washington Gas Preferred Stock	1,320	–	–	–	–	1,320
Income Tax Expense (Benefit)	56,374	30,601	270	(95)	–	87,150
Net Income (Loss) Applicable to Common Stock	$69,172	$48,817	$464	$(1,403)	$–	$117,050

Total Assets	$3,392,003	$335,085	$20,895	$181,772	$(120,721)	$3,809,034

Capital Expenditures/Investments	$180,668	$20,333	$19	$8,075	$–	$209,095

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Operating Segment Financial Information
		Non-Utility Operations
(In thousands)	Regulated Utility	Retail Energy- Marketing	Design-Build Energy Systems	Other Activities	Eliminations	Consolidated
Year Ended September 30, 2010
Operating Revenues	$1,321,446	$1,390,468	$19,451	$1,170	$(23,659)	$2,708,876
Operating Expenses:
Cost of Energy-Related Sales	641,967	1,324,003	16,771	–	(23,659)	1,959,082
Operation	214,182	41,337	3,600	3,584	–	262,703
Maintenance	46,386	–	–	–	–	46,386
Depreciation and Amortization	93,149	799	63	–	–	94,011
General Taxes and Other Assessments:
Revenue Taxes	64,448	3,207	–	–	–	67,655
Other	51,285	3,663	165	29	–	55,142
Total Operating Expenses	1,111,417	1,373,009	20,599	3,613	(23,659)	2,484,979
Operating Income (Loss)	210,029	17,459	(1,148)	(2,443)	–	223,897
Other Income—Net	527	80	41	499	(216)	931
Interest Expense	39,924	210	2	147	(216)	40,067
Dividends on Washington Gas Preferred Stock	1,320	–	–	–	–	1,320
Income Tax Expense (Benefit)	67,614	6,205	(474)	211	–	73,556
Net Income (Loss) Applicable to Common Stock	$101,698	$11,124	$(635)	$(2,302)	$–	$109,885

Total Assets	$3,277,651	$353,728	$18,859	$105,065	$(111,409)	$3,643,894

Capital Expenditures/Investments	$127,099	$2,863	$144	$–	$–	$130,106

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Operating Segment Financial Information
		Non-Utility Operations
(In thousands)	Regulated Utility	Retail Energy- Marketing	Design-Build Energy Systems	Other Activities	Eliminations	Consolidated
Year Ended September 30, 2009
Operating Revenues	$1,505,875	$1,192,022	$33,735	$10	$(24,786)	$2,706,856
Operating Expenses:
Cost of Energy-Related Sales	829,905	1,127,409	25,757	–	(24,786)	1,958,285
Operation	211,772	35,041	2,835	4,149	–	253,797
Maintenance	43,674	–	–	–	–	43,674
Depreciation and Amortization	94,545	753	59	–	–	95,357
General Taxes and Other Assessments:
Revenue Taxes	61,051	1,074	–	–	–	62,125
Other	48,736	3,025	141	27	–	51,929
Total Operating Expenses	1,289,683	1,167,302	28,792	4,176	(24,786)	2,465,167
Operating Income (Loss)	216,192	24,720	4,943	(4,166)	–	241,689
Other Income—Net	1,662	101	142	918	(642)	2,181
Interest Expense	44,140	654	1	750	(642)	44,903
Dividends on Washington Gas Preferred Stock	1,320	–	–	–	–	1,320
Income Tax Expense (Benefit)	66,442	9,192	1,930	(290)	–	77,274
Net Income (Loss) Applicable to Common Stock	$105,952	$14,975	$3,154	$(3,708)	$–	$120,373

Total Assets	$3,059,838	$300,491	$21,517	$83,260	$(115,216)	$3,349,890

Capital Expenditures/Investments	$136,483	$2,393	$32	$–	$–	$138,908

NOTE 16. RELATED PARTY TRANSACTIONS

WGL Holdings and its subsidiaries engage in transactions during the ordinary course of business. Inter-company transactions and balances have been eliminated from the consolidated financial statements of WGL Holdings, except as described below. Washington Gas provides accounting, treasury, legal and other administrative and general support to affiliates, and files consolidated tax returns that include affiliated taxable transactions. The actual costs of these services are billed to the appropriate affiliates and to the extent such billings are not yet paid, they are reflected in “Receivables from associated companies” on Washington Gas’ balance sheets. Washington Gas assigns or allocates these costs directly to its affiliates and, therefore, does not recognize revenues or expenses associated with providing these services.

In connection with billing for unregulated third party marketers and with other miscellaneous billing processes, Washington Gas collects cash on behalf of affiliates and transfers the cash in a reasonable time period. Cash collected by Washington Gas on behalf of its affiliates but not yet transferred is recorded in “Payables to associated companies” on Washington Gas’ balance sheets.

At September 30, 2011 and 2010, Washington Gas recorded receivables from associated companies of $21.2 million and $1.9 million, respectively. At September 30, 2011 and 2010, Washington Gas recorded payables to associated companies of $11.8 million and $9.2 million, respectively.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGEServices. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services and the related sales and purchases of natural gas, Washington Gas charged WGEServices $24.0 million, $23.7 million, and $24.8 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.

As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGEServices recognized an accounts receivable from Washington Gas in the amount of $2.1 million and $2.3 million at September 30, 2011 and 2010, respectively, related to an imbalance in gas volumes. Due to regulatory treatment, these receivables are not eliminated in the consolidated financial statements of WGL Holdings. Refer to Note 1—Accounting Policies for further discussion of these imbalance transactions.

On June 29, 2011, Washington Gas implemented a Purchase of Receivables (POR) program as approved by the PSC of MD, whereby it purchases receivables from participating energy marketers at approved discount rates. In addition, WGEServices participates in POR programs with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. For the year ended September 30, 2011 Washington Gas purchased $9.6 million of receivables from WGEServices.

NOTE 17. SUBSEQUENT EVENTS

On October 17 and 19, 2011, Washington Gas retired $7.0 million of 6.05% MTNs and $20.0 million of 6.00% MTNs, respectively.

On October 25, 2011, WGL Holdings announced its $30.0 million agreement with Skyline Innovations for the financing and deployment of commercial-scale solar water heating systems in key markets nationwide.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of WGL Holdings, Inc.

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of WGL Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of income, common shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15 under Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WGL Holdings, Inc. and subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 23, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

McLean, Virginia

November 23, 2011

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Washington Gas Light Company

We have audited the accompanying balance sheets and statements of capitalization of Washington Gas Light Company (the “Company”) as of September 30, 2011 and 2010, and the related statements of income, common shareholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15 under Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Washington Gas Light Company as of September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

McLean, Virginia

November 23, 2011

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

	Quarter Ended
(In thousands, except per share data)	December 31	March 31	June 30	September 30(b)
Fiscal Year 2011
Operating revenues	$795,874	$1,017,221	$490,281	$448,125
Operating income (loss)	117,777	143,945	15,241	(33,188)
Net income (loss) applicable to common stock	65,232	79,428	2,952	(30,562)
Earnings (loss) per average share of common stock:
Basic(a)	1.28	1.55	0.06	(0.60)
Diluted(a)	1.28	1.55	0.06	(0.60)
Fiscal Year 2010
Operating revenues	$727,423	$1,056,638	$459,673	$465,142
Operating income (loss)	87,842	140,419	27,241	(31,605)
Net income (loss) applicable to common stock	47,641	78,706	9,681	(26,143)
Earnings (loss) per average share of common stock:
Basic (a)	0.95	1.56	0.19	(0.51)
Diluted(a)	0.94	1.56	0.19	(0.51)

(a)	The sum of quarterly per share amounts may not equal annual per share amounts as quarterly calculations are based on varying numbers of common shares.
(b)

Includes one-time adjustments of $5.5 million, $5.3 million and $4.7 million in the fourth quarter as a result of charges associated with regulatory proceedings. Refer to Note 13—Commitments and Contingencies of the Notes to Consolidated Financial Statements for further discussion of these adjustments.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ disclosure controls and procedures as of September 30, 2011. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that WGL Holdings’ disclosure controls and procedures were effective as of September 30, 2011.

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

Management has assessed the effectiveness of WGL Holdings’ internal control over financial reporting as of September 30, 2011 based upon the criteria set forth in a report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that WGL Holdings maintained effective internal control over financial reporting as of September 30, 2011.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of September 30, 2011. Deloitte & Touche LLP’s report on the audit of internal control over financial reporting is included in Item 9A of this Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the internal control over financial reporting of WGL Holdings during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL Holdings.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of WGL Holdings, Inc.

We have audited the internal control over financial reporting of WGL Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2011, of the Company and our report dated November 23, 2011, expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

McLean, Virginia

November 23, 2011

WGL Holdings, Inc.

Washington Gas Light Company

Part II

ITEM 9B. OTHER INFORMATION

None.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANTS

Information concerning WGL Holdings’ and Washington Gas’ Board of Directors and the audit committee financial expert contained in WGL Holdings’ definitive Proxy Statement and Washington Gas’ definitive Information Statement for the March 1, 2012 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers is reflected in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning Executive Compensation contained in WGL Holdings’ definitive Proxy Statement and Washington Gas’ definitive Information Statement for the March 1, 2012 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers as of September 30, 2011 is reflected in Part I hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information captioned Security Ownership of Management and Certain Beneficial Owners and the information captioned Equity Compensation Plan Information in WGL Holdings’ definitive Proxy Statement and Washington Gas’ definitive Information Statement for the March  1, 2012 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information captioned Related Person Transactions During Fiscal Year 2011 in WGL Holdings’ definitive Proxy Statement and Washington Gas’ definitive Information Statement for the March 1, 2012 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information captioned Fiscal Years 2011 and 2010 Audit Firm Fee Summary in WGL Holdings’ definitive Proxy Statement and Washington Gas’ definitive Information Statement for the March 1, 2012 Annual Meeting of Shareholders is hereby incorporated by reference.

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

Schedule/ Exhibit	Description

II	Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2011, 2010 and 2009—WGL Holdings, Inc.

Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2011, 2010 and 2009—Washington Gas Light Company.

(a)(3)	Exhibits Exhibits Filed Herewith:

10.1	Master Services Agreement, effective July 1, 2011, with Ferguson Enterprises, Inc., related to third-party logistics and distribution support services.

12.1	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.

12.3	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company.

12.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company.

21	Subsidiaries of WGL Holdings, Inc.

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney

31.1	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

WGL Holdings, Inc.

Washington Gas Light Company

Part IV

Item 15. Exhibits and Financial Statement Schedules (continued)

Schedule/ Exhibit	Description

101.INS	XBRL Instance Document:**

101.SCH	XBRL Schema Document:**

101.CAL	XBRL Calculation Linkbase Document:**

101.LAB	XBRL Labels Linkbase Document:**

101.PRE	XBRL Presentation Linkbase Document:**

101.DEF	XBRL Definition Linkbase Document.**

Exhibits Incorporated by Reference:

2	Plan of Merger between WGL Holdings, Inc. and Washington Gas Light Company, filed on Form S-4 dated February 2, 2000.

3	Articles of Incorporation & Bylaws:

Washington Gas Light Company Charter, filed on Form S-3 dated July 21, 1995.

WGL Holdings, Inc. Charter, filed on Form S-4 dated February 2, 2000.

Bylaws of WGL Holdings, Inc. as amended on March 5, 2009, filed as Exhibit 3(ii) to Form 8-K on March 6, 2009.

Bylaws of Washington Gas Light Company as amended on June 1, 2011, filed as Exhibit 3(ii) to Form 8-K on June 1, 2011.

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

Gas transportation and storage contracts

Amended Service Agreement, effective October 31, 2008, with Columbia Gas Transmission Company related to Firm Transportation Service, filed as Exhibit 10.1 to Form 10-K for the year ended September 30, 2009.

WGL Holdings, Inc.

Washington Gas Light Company

Part IV

Item 15. Exhibits and Financial Statement Schedules (continued)

Schedule/ Exhibit	Description

Amended Service Agreement, effective October 31, 2008, with Columbia Gas Transmission Company related to Firm Transportation Service, filed as Exhibit 10.2 to Form 10-K for the year ended September 30, 2009.

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

** Attached as Exhibit 101 to this Annual Report are the financial statements and related footnotes of WGL Holdings, Inc. and Washington Gas Light Company formatted in extensible business reporting language (XBRL): Consolidated Balance Sheets; Consolidated Statements of Income; Consolidated Statements of Cash Flows; Consolidated Statements of Capitalization; Consolidated Statements of Common Shareholders’ Equity; Balance Sheets; Statements of Income; Statements of Cash Flows; Statements of Capitalization; Statements of Common Shareholder’s Equity and Related Footnotes. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed furnished, not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability. We also make available on our web site the Interactive Data Files submitted as Exhibit 101 to this Annual Report.

WGL Holdings, Inc. and Subsidiaries Schedule II—Valuation and Qualifying Accounts and Reserves Years Ended September 30, 2011, 2010 and 2009
	Balance at Beginning of Period	Additions Charged To		Deductions(b)	Balance at End of Period
(In thousands)		Costs and Expenses	Other Accounts(a)
2011
Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$20,306	$18,455	$3,761	$24,553	$17,969
2010
Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$20,969	$17,748	$4,678	$23,089	$20,306
2009
Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$17,101	$22,435	$4,167	$22,734	$20,969
Notes:
(a)Recoveries on receivables previously written off as uncollectible and unclaimed customer deposits, overpayments, etc., not refundable.
(b)Includes deductions for purposes for which reserves were provided or revisions made of estimated exposure.

Washington Gas Light Company Schedule II—Valuation and Qualifying Accounts and Reserves Years Ended September 30, 2011, 2010 and 2009
	Balance at Beginning of Period	Additions Charged To		Deductions(b)	Balance at End of Period
(In thousands)		Costs and Expenses	Other Accounts(a)
2011
Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$16,704	$13,800	$3,761	$18,402	$15,863
2010
Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$18,617	$13,528	$4,016	$19,457	$16,704
2009
Valuation and Qualifying Accounts
Deducted from Assets in the Balance Sheet:
Allowance for Doubtful Accounts	$15,736	$18,567	$3,733	$19,419	$18,617
Notes:
(a)Recoveries on receivables previously written off as uncollectible and unclaimed customer deposits, overpayments, etc., not refundable.
(b)Includes deductions for purposes for which reserves were provided or revisions made of estimated exposure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY (Co-registrants)
/s/ Vincent L. Ammann, Jr.
Vincent L. Ammann, Jr. Vice President and Chief Financial Officer

Date: November 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry D. McCallister (Terry D. McCallister)	Chairman of the Board and Chief Executive Officer	November 23, 2011

/s/ Adrian P. Chapman (Adrian P. Chapman)	President and Chief Operating Officer	November 23, 2011

/s/ Vincent L. Ammann, Jr. (Vincent L. Ammann, Jr.)	Vice President and Chief Financial Officer (Principal Financial Officer)	November 23, 2011

/s/ William R. Ford (William R. Ford)	Controller (Principal Accounting Officer)	November 23, 2011

* (Michael D. Barnes)	Director	November 23, 2011

* (George P. Clancy, Jr.)	Director	November 23, 2011

* (James W. Dyke, Jr.)	Director	November 23, 2011

* (Melvyn J. Estrin)	Director	November 23, 2011

* (Nancy C. Floyd)	Director	November 23, 2011

* (Diane J. Hoskins)	Director	November 23, 2011

* (James F. Lafond)	Director	November 23, 2011

* (Debra L. Lee)	Director	November 23, 2011

*By: Vincent L. Ammann, Jr. (Vincent L. Ammann, Jr.) Attorney-in-Fact		November 23, 2011

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY 2011 Form 10-K

Exhibit Index

Exhibit	Description
10.1	Master Services Agreement, effective July 1, 2011, with Ferguson Enterprises, Inc., related to third-party logistics and distribution support services.
12.1	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.
12.3	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company.
12.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company.
21	Subsidiaries of WGL Holdings, Inc.
23	Consent of Deloitte & Touche LLP.
24	Power of Attorney
31.1	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.