Form 10-Q
period 2011-12-31
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2012-02-06
CIK 104819, 1103601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

WGL Holdings, Inc. common stock, no par value, outstanding as of January 31, 2012: 51,497,582 shares.

All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of January 31, 2012.

WGL Holdings, Inc.

Washington Gas Light Company

For the Quarter Ended December 31, 2011

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

ii

WGL Holdings, Inc.

Washington Gas Light Company

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

iii

WGL Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

Part I—Financial Information

Item 1—Financial Statements

(In thousands)	December 31, 2011	September 30, 2011
ASSETS
Property, Plant and Equipment
At original cost	$3,621,319	$3,575,973
Accumulated depreciation and amortization	(1,099,883)	(1,086,072)
Net property, plant and equipment	2,521,436	2,489,901
Current Assets
Cash and cash equivalents	5,516	4,332
Receivables
Accounts receivable	322,106	205,950
Gas costs and other regulatory assets	17,040	14,364
Unbilled revenues	207,651	94,078
Allowance for doubtful accounts	(16,473)	(17,969)
Net receivables	530,324	296,423
Materials and supplies—principally at average cost	27,750	27,113
Storage gas	321,074	290,394
Deferred income taxes	21,135	18,816
Other prepayments	51,750	63,839
Derivatives and other	60,732	23,816
Total current assets	1,018,281	724,733
Deferred Charges and Other Assets
Regulatory assets
Gas costs	35,673	16,798
Pension and other post-retirement benefits	464,721	471,378
Other	68,043	69,279
Derivatives and other	46,380	36,945
Total deferred charges and other assets	614,817	594,400
Total Assets	$4,154,534	$3,809,034

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,235,719	$1,202,715
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	584,041	587,213
Total capitalization	1,847,933	1,818,101
Current Liabilities
Current maturities of long-term debt	50,097	77,104
Notes payable	227,984	39,421
Accounts payable and other accrued liabilities	299,415	279,434
Wages payable	14,502	16,949
Accrued interest	11,931	3,880
Dividends declared	20,285	20,256
Customer deposits and advance payments	80,829	78,139
Gas costs and other regulatory liabilities	56,939	7,843
Accrued taxes	29,716	16,925
Derivatives and other	60,340	36,789
Total current liabilities	852,038	576,740
Deferred Credits
Unamortized investment tax credits	16,780	11,656
Deferred income taxes	553,490	527,189
Accrued pensions and benefits	391,684	397,460
Asset retirement obligations	67,715	66,928
Regulatory liabilities
Accrued asset removal costs	326,188	326,154
Other	18,757	18,574
Derivatives and other	79,949	66,232
Total deferred credits	1,454,563	1,414,193
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$4,154,534	$3,809,034

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Income (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands, except per share data)	2011	2010
OPERATING REVENUES
Utility	$364,147	$409,294
Non-utility	363,610	386,580
Total Operating Revenues	727,757	795,874
OPERATING EXPENSES
Utility cost of gas	155,309	208,620
Non-utility cost of energy-related sales	335,862	328,793
Operation and maintenance	81,624	77,568
Depreciation and amortization	24,240	22,644
General taxes and other assessments	36,797	40,472
Total Operating Expenses	633,832	678,097
OPERATING INCOME	93,925	117,777
Other Income—Net	1,041	888
Interest Expense
Interest on long-term debt	9,662	9,774
AFUDC and other—net	160	172
Total Interest Expense	9,822	9,946
INCOME BEFORE INCOME TAXES	85,144	108,719
INCOME TAX EXPENSE	34,376	43,157
NET INCOME	$50,768	$65,562
Dividends on Washington Gas preferred stock	330	330
NET INCOME APPLICABLE TO COMMON STOCK	$50,438	$65,232
AVERAGE COMMON SHARES OUTSTANDING
Basic	51,438	51,067
Diluted	51,533	51,143
EARNINGS PER AVERAGE COMMON SHARE
Basic	$0.98	$1.28
Diluted	$0.98	$1.28
DIVIDENDS DECLARED PER COMMON SHARE	$0.3875	$0.3775

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands)	2011	2010
OPERATING ACTIVITIES
Net income	$50,768	$65,562
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN BY OPERATING ACTIVITIES
Depreciation and amortization	24,240	22,644
Amortization of:
Other regulatory assets and liabilities—net	61	916
Debt related costs	226	201
Deferred income taxes—net	23,082	50,538
Accrued/deferred pension cost	4,856	4,372
Compensation expense related to equity awards	1,954	717
Provision for doubtful accounts	4,603	4,451
Other non-cash charges (credits)—net	5,511	(1,374)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(235,828)	(344,349)
Gas costs and other regulatory assets/liabilities—net	46,420	98,873
Storage gas	(30,680)	31,395
Other prepayments	12,089	3,428
Accounts payable and other accrued liabilities	25,783	133,277
Wages payable	(2,447)	(2,233)
Customer deposits and advance payments	2,690	4,589
Accrued taxes	12,791	15,477
Accrued interest	8,051	8,301
Other current assets	(37,553)	(3,724)
Other current liabilities	23,551	(23,186)
Deferred gas costs—net	(18,875)	(84,312)
Deferred assets—other	(3,198)	18,054
Deferred liabilities—other	3,479	(8,373)
Other—net	17	551
Net Cash Used in Operating Activities	(78,409)	(4,205)
FINANCING ACTIVITIES
Common stock issued	1,063	5,118
Long-term debt issued	—	75,000
Long-term debt retired	(27,000)	(22)
Debt issuance costs	—	(18)
Notes payable issued (retired)—net	188,563	(7,212)
Dividends on common stock and preferred stock	(18,921)	(19,604)
Other financing activities—net	(695)	(3,637)
Net Cash Provided by Financing Activities	143,010	49,625
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(59,390)	(32,495)
Investments in non-utility interests	(4,761)	(5,150)
Distributions from non-utility interests	734	—
Net Cash Used in Investing Activities	(63,417)	(37,645)
INCREASE IN CASH AND CASH EQUIVALENTS	1,184	7,775
Cash and Cash Equivalents at Beginning of Year	4,332	8,849
Cash and Cash Equivalents at End of Period	$5,516	$16,624

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (received)—net	$4,096	$67
Interest paid	$1,898	$1,707
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$(3,154)	$2,971
Capital expenditures included in accounts payable and other accrued liabilities	$21,057	$5,210

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Balance Sheets (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

(In thousands)	December 31, 2011	September 30, 2011
ASSETS
Property, Plant and Equipment
At original cost	$3,547,262	$3,509,564
Accumulated depreciation and amortization	(1,074,014)	(1,060,990)
Net property, plant and equipment	2,473,248	2,448,574
Current Assets
Cash and cash equivalents	—	1,353
Receivables
Accounts receivable	157,547	81,778
Gas costs and other regulatory assets	17,040	14,364
Unbilled revenues	99,387	13,888
Allowance for doubtful accounts	(14,230)	(15,863)
Net receivables	259,744	94,167
Materials and supplies—principally at average cost	27,704	27,061
Storage gas	159,766	166,054
Deferred income taxes	15,211	15,748
Other prepayments	23,734	30,601
Receivables from associated companies	4,761	21,167
Derivatives and other	9,236	2,465
Total current assets	500,156	358,616
Deferred Charges and Other Assets
Regulatory assets
Gas costs	35,673	16,798
Pension and other post-retirement benefits	461,917	468,522
Other	68,041	69,277
Derivatives and other	16,377	17,261
Total deferred charges and other assets	582,008	571,858
Total Assets	$3,555,412	$3,379,048
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,015,983	$990,135
Preferred stock	28,173	28,173
Long-term debt	584,041	587,213
Total capitalization	1,628,197	1,605,521
Current Liabilities
Current maturities of long-term debt	50,097	77,104
Notes payable	64,999	22
Accounts payable and other accrued liabilities	152,293	131,055
Wages payable	14,024	16,031
Accrued interest	11,931	3,880
Dividends declared	18,742	18,717
Customer deposits and advance payments	80,829	78,139
Gas costs and other regulatory liabilities	56,939	7,843
Accrued taxes	34,833	22,829
Payables to associated companies	19,723	11,792
Derivatives and other	9,396	11,412
Total current liabilities	513,806	378,824
Deferred Credits
Unamortized investment tax credits	8,454	8,677
Deferred income taxes	547,207	524,253
Accrued pensions and benefits	389,050	394,818
Asset retirement obligations	66,494	65,725
Regulatory liabilities
Accrued asset removal costs	326,188	326,154
Other	18,757	18,574
Derivatives and other	57,259	56,502
Total deferred credits	1,413,409	1,394,703
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$3,555,412	$3,379,048

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Statements of Income (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands)	2011	2010
OPERATING REVENUES	$370,893	$418,376
OPERATING EXPENSES
Utility cost of gas	161,817	217,703
Operation and maintenance	67,142	63,997
Depreciation and amortization	23,451	22,115
General taxes and other assessments	34,264	38,355
Total Operating Expenses	286,674	342,170
OPERATING INCOME	84,219	76,206
Other Income—Net	690	896
Interest Expense
Interest on long-term debt	9,662	9,774
AFUDC and other—net	99	148
Total Interest Expense	9,761	9,922
INCOME BEFORE INCOME TAXES	75,148	67,180
INCOME TAX EXPENSE	30,642	26,403
NET INCOME	$44,506	$40,777
Dividends on Washington Gas preferred stock	330	330
NET INCOME APPLICABLE TO COMMON STOCK	$44,176	$40,447

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Statements of Cash Flows (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands)	2011	2010
OPERATING ACTIVITIES
Net income	$44,506	$40,777
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	23,451	22,115
Amortization of:
Other regulatory assets and liabilities—net	61	916
Debt related costs	226	201
Deferred income taxes—net	24,201	39,121
Accrued/deferred pension cost	4,817	(4,516)
Compensation expense related to equity awards	1,859	688
Provision for doubtful accounts	3,597	3,211
Other non-cash charges (credits)—net	208	(1,362)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(150,092)	(239,812)
Gas costs and other regulatory assets/liabilities—net	46,420	98,873
Storage gas	6,288	38,463
Other prepayments	6,867	(22,457)
Accounts payable and other accrued liabilities, including payables to associated companies	30,673	65,608
Wages payable	(2,007)	(1,726)
Customer deposits and advance payments	2,690	6,589
Accrued taxes	12,004	14,307
Accrued interest	8,051	8,301
Other current assets	(7,414)	2,747
Other current liabilities	(2,016)	(5,159)
Deferred gas costs—net	(18,875)	(84,312)
Deferred assets—other	2,929	25,328
Deferred liabilities—other	(11,933)	3,149
Other—net	84	469
Net Cash Provided by Operating Activities	26,595	11,519
FINANCING ACTIVITIES
Long-term debt issued	—	75,000
Long-term debt retired	(27,000)	(22)
Debt issuance costs	—	(18)
Notes payable issued (retired)—net	64,977	(26,198)
Dividends on common stock and preferred stock	(18,717)	(18,460)
Other financing activities—net	93	(462)
Net Cash Provided by Financing Activities	19,353	29,840
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(47,301)	(32,225)
Net Cash Used in Investing Activities	(47,301)	(32,225)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,353)	9,134
Cash and Cash Equivalents at Beginning of Year	1,353	4,390
Cash and Cash Equivalents at End of Period	$—	$13,524

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (received)—net	$3,599	$—
Interest paid	$1,837	$1,683
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$(3,154)	$2,971
Capital expenditures included in accounts payable and other accrued liabilities	$20,247	$5,189

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. ACCOUNTING POLICIES

Basis of Presentation

WGL Holdings, Inc. (WGL Holdings) is a holding company that owns all of the shares of common stock of Washington Gas Light Company (Washington Gas), a regulated natural gas utility, and all of the shares of common stock of Washington Gas Resources Corporation (Washington Gas Resources), Hampshire Gas Company (Hampshire) and Crab Run Gas Company. Washington Gas Resources owns all of the shares of common stock of four non-utility subsidiaries that include Washington Gas Energy Services, Inc. (WGEServices), Washington Gas Energy Systems, Inc. (WGESystems), Capitol Energy Ventures Corp. (CEV) and WGSW, Inc. (WGSW). Except where the content clearly indicates otherwise, “WGL Holdings,” “we,” “us” or “our” refers to the holding company or the consolidated entity of WGL Holdings and all of its subsidiaries. Unless otherwise noted, these notes apply equally to WGL Holdings and Washington Gas.

The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Therefore, certain financial information and note disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) are omitted in this interim report. The interim consolidated financial statements and accompanying notes should be read in conjunction with the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2011. Due to the seasonal nature of our businesses, the results of operations for the periods presented in this report are not necessarily indicative of actual results for the full fiscal years ending September 30, 2012 and 2011 of either WGL Holdings or Washington Gas.

The accompanying unaudited consolidated financial statements for WGL Holdings and Washington Gas reflect all normal recurring adjustments that are necessary, in our opinion, to present fairly the results of operations in accordance with GAAP.

For a complete description of our accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2011.

Storage Gas Valuation Methods. For Washington Gas and WGEServices, storage gas inventory is stated at the lower of cost or market as determined using the first-in, first-out method. For CEV, storage gas inventory is stated at the lower of cost or market using the weighted average cost method.

Accounting Standards Adopted in the Current Period

Fair Value. In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for us on January 1, 2010. Refer to Note 10 – Fair Value Measurements for the required disclosure under this standard. The remaining disclosure requirements were effective for us on October 1, 2011. The adoption of this standard did not have an effect on our financial statements.

Newly Issued Accounting Standards

Balance Sheet Offsetting. In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. This standard amends the disclosure requirements on offsetting in ASC Topic 210 by requiring enhanced disclosures about financial instruments and derivative instruments that are either (i) offset in accordance with existing guidance or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. ASU 2011-11 will be effective for us on October 1, 2013. We do not expect the adoption of this standard to have a material effect on our financial statements.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 is intended to improve financial reporting by requiring companies to present items of net income in either one continuous statement, or in two separate but consecutive statements of net income and other comprehensive net income. The new guidance removes the current presentation options in ASC Topic 220. The requirements of ASU 2011-05 do not change which components of comprehensive income are recognized in net income or other comprehensive income, nor does the update change the computation of earnings per share (EPS). ASU 2011-05 will be effective for us on October 1, 2012. We do not expect the adoption of this standard to have a material effect on our financial statements.

Fair Value. In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 amends ASC Topic 820 to include a consistent definition of the term “fair value” and set forth common requirements for measuring fair value and disclosing information about fair value measurements in financial statements. ASU 2011-04 will be effective for us beginning January 1, 2012. We do not expect the adoption of this standard to have a material effect on our financial statements.

NOTE 2. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The tables below provide details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets for both WGL Holdings and Washington Gas.

WGL Holdings, Inc.
(In millions)	December 31, 2011	September 30, 2011
Accounts payable—trade	$251.5	$210.4
Employee benefits and payroll accruals	17.6	26.5
Derivatives and other accrued liabilities	30.3	42.5
Total	$299.4	$279.4

Washington Gas Light Company
(In millions)	December 31, 2011	September 30, 2011
Accounts payable—trade	$123.1	$103.0
Employee benefits and payroll accruals	17.1	23.7
Derivatives and other accrued liabilities	12.1	4.4
Total	$152.3	$131.1

NOTE 3. SHORT-TERM DEBT

WGL Holdings and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper or through bank borrowings. Due to the seasonal nature of our businesses, short-term financing requirements can vary significantly during the year. We maintain revolving credit agreements to support our outstanding commercial paper and to permit short-term borrowing flexibility. Our policy is to maintain bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. The following is a summary of our committed credit available at December 31, 2011 and September 30, 2011.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Committed Credit Available (In millions)
As of December 31, 2011	WGL Holdings	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires August 3, 2012(a)	$400.0	$300.0	$700.0
Less: Commercial Paper	(163.0)	(65.0)	(228.0)
Net committed credit available	$237.0	$235.0	$472.0

As of September 30, 2011	WGL Holdings	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires August 3, 2012(a)	$400.0	$300.0	$700.0
Less: Commercial Paper	(39.4)	—	(39.4)
Net committed credit available	$360.6	$300.0	$660.6

(a)Both WGL Holdings and Washington Gas have the right to request extensions with the banks’ approval. WGL Holdings’ revolving credit facility permits it to borrow an additional $50 million, with the banks’ approval, for a total of $450 million. Washington Gas’ revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $400 million.

At December 31, 2011 and September 30, 2011, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper from revolving credit facilities of $228.0 million and $39.4 million, respectively, at a weighted average interest rate of 0.29% and 0.20%, respectively. At December 31, 2011 and September 30, 2011, there were no outstanding bank loans from WGL Holdings’ or Washington Gas’ revolving credit facilities.

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

On October 17 and 19, 2011, Washington Gas retired $7.0 million of 6.05% MTNs and $20.0 million of 6.00% MTNs, respectively.

At December 31, 2011, Washington Gas had the capacity, under a shelf registration to issue up to $375.0 million of additional MTNs. At December 31, 2011 and September 30, 2011, outstanding MTNs and private placement notes were $633.0 million and $660.0 million, respectively. At, both, December 31, 2011 and September 30, 2011, the weighted average interest rate on all MTNs and private placement notes was 5.91%.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 5. COMMON SHAREHOLDERS’ EQUITY

The tables below reflect the changes in “Common shareholders’ equity” for WGL Holdings and Washington Gas for the three months ended December 31, 2011.

WGL Holdings, Inc.
Components of Common Shareholders’ Equity
(In thousands)	Common Stock Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance at September 30, 2011	$557,594	$7,731	$648,052	$(10,662)	$1,202,715
Net income	-	-	50,768	-	50,768
Post-retirement benefits adjustment, net of taxes	-	-	-	(9)	(9)
Comprehensive income					50,759
Dividends reinvestment	1,557				1,557
Stock-based compensation	3,161	(2,188)	-	-	973
Dividends declared:
Common Stock	-	-	(19,955)	-	(19,955)
Preferred Stock	-	-	(330)	-	(330)
Balance at December 31, 2011	$562,312	$5,543	$678,535	$(10,671)	$1,235,719

Washington Gas Light Company
Components of Common Shareholder’s Equity
(In thousands)	Common Stock Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance at September 30, 2011	$46,479	$473,099	$481,219	$(10,662)	$990,135
Net income	-	-	44,506	-	44,506
Post-retirement benefits adjustment, net of taxes	-	-	-	(9)	(9)
Comprehensive income					44,497
Stock-based compensation	-	93	-	-	93
Dividends declared:
Common Stock	-	-	(18,412)	-	(18,412)
Preferred Stock	-	-	(330)	-	(330)
Balance at December 31, 2011	$46,479	$473,192	$506,983	$(10,671)	$1,015,983

WGL Holdings had 51,483,622 and 51,365,337 shares issued of common stock at December 31, 2011 and September 30, 2011, respectively. Washington Gas had 46,479,536 shares issued of common stock at both December 31, 2011 and September 30, 2011.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6. COMPREHENSIVE INCOME

The tables below reflect the components of comprehensive income (loss) for the three months ended December 31, 2011 and 2010 for WGL Holdings and Washington Gas. Items that are excluded from net income (loss) and charged directly to common shareholders’ equity are recorded in other comprehensive income (loss), net of taxes. The amount of accumulated other comprehensive income (loss), net of taxes is included in common shareholders’ equity (refer to Note 5—Common Shareholders’ Equity).

WGL Holdings, Inc.
Components of Comprehensive Income
	Three Months Ended December 31,
(In thousands)	2011	2010
Net income	$50,768	$65,562
Other comprehensive income (loss), net of taxes (a)	(9)	129
Comprehensive income	$50,759	$65,691

(a) Amounts relate to post-retirement benefits.

Washington Gas Light Company
Components of Comprehensive Income
	Three Months Ended December 31,
(In thousands)	2011	2010
Net income	$44,506	$40,777
Other comprehensive income (loss), net of taxes (a)	(9)	129
Comprehensive income	$44,497	$40,906

(a) Amounts relate to post-retirement benefits.

NOTE 7. EARNINGS PER SHARE

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for the three months ended December 31, 2011 and 2010.

Basic and Diluted EPS
(in thousands, except per share data)	Net Income Applicable to Common Stock	Shares	PerShare Amount
Three Months Ended December 31, 2011
Basic EPS	$50,438	51,438	$0.98

Stock-based compensation plans	-	95
Diluted EPS	$50,438	51,533	$0.98

Three Months Ended December 31, 2010
Basic EPS	$65,232	51,067	$1.28

Stock-based compensation plans	-	76
Diluted EPS	$65,232	51,143	$1.28

There were no anti-dilutive shares for the three months ended December 31, 2011 or 2010.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 8. INCOME TAXES

As of December 31, and September 30, 2011, our uncertain tax positions were approximately $20.7 million primarily due to the change in tax accounting for repairs. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to Washington Gas’s uncertain tax positions will significantly increase or decrease in the next 12 months due to the on-going audit of Washington Gas by the IRS with respect to the tax year related to its change in accounting method for repairs. At this time an estimate of the range of reasonably possible outcomes cannot be determined.

Under the provision of FIN 48 (now part of ASC Topic 740, Income Taxes), Washington Gas recognizes any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. During the quarters ended December 31, 2011 and 2010, we accrued $0.3 million and $0.2 million in expense for interest on uncertain tax positions. At December 31, and September 30, 2011, we had a total accrual of $1.2 million and $0.9 million of interest related to uncertain tax positions, included in other deferred credits in the accompanying balance sheets.

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

All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas”. Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended December 31, 2011 was a gain of $3.7 million including an unrealized gain of $0.3 million. During the three months ended December 31, 2010 we recorded losses of $1.8 million including unrealized losses of $9.8 million, respectively.

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

Non-Utility Operations

WGEServices enters into certain derivative contracts as part of managing the price risk associated with the sale and purchase of natural gas and electricity. CEV enters into derivative contracts for the purpose of optimizing its storage and transportation capacity as well as managing the transportation and storage assets on behalf of third parties. Derivative instruments are recorded at fair value on our consolidated balance sheets. Neither WGEServices nor CEV designate these derivatives as hedges under ASC Topic 815; therefore, changes in the fair value of these derivative instruments are reflected in the earnings of our non-utility operations and may cause significant period-to-period volatility in earnings.

Consolidated Operations

Reflected in the tables below is information for WGL Holdings as well as Washington Gas. The information for WGL Holdings includes derivative instruments for both utility and non-utility operations.

At December 31, 2011 and September 30, 2011, respectively, the absolute notional amounts of our derivatives are as follows:

Absolute Notional Amounts
of Open Positions on Derivative Instruments
As of December 31, 2011	Notional Amounts
Derivative transactions	WGL Holdings	Washington Gas
Natural Gas (in millions of therms)
Asset Optimization	2,960.2	2,132.5
Retail sales	135.6	—
Other risk-management activities	674.8	369.3
Electricity (in kWhs)
Retail sales	2,294.5	—
Other risk-management activities	17,174.5	—

Absolute Notional Amounts of Open Positions on Derivative Instruments
As of September 30, 2011	Notional Amounts
Derivative transactions	WGL Holdings	Washington Gas
Natural Gas (In millions of therms)
Asset Optimization	1,538.6	1,221.7
Retail sales	131.4	—
Other risk-management activities	656.2	392.0
Electricity (In kWhs)
Retail sales	606.5	—
Other risk-management activities	17,085.1	—

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the balance sheet classification for all derivative instruments as of December 31, 2011 and September 30, 2011.

WGL Holdings, Inc.
Balance Sheet Classification of Derivative Instruments
(In millions)
As of December 31, 2011
	Derivative Assets	Derivative Liabilities	Netting of Collateral	Total
Current Assets — Derivatives and other	$62.4	$(20.3)	$1.6	$43.7
Deferred Charges and Other Assets — Derivatives and other	54.7	(33.1)	—	21.6
Accounts payable and other accrued liabilities	4.8	—	—	4.8
Current Liabilities — Derivatives and other	14.2	(72.6)	—	(58.4)
Deferred Credits — Derivatives and other	4.8	(29.4)	2.5	(22.1)
Total	$140.9	$(155.4)	$4.1	$(10.4)

As of September 30, 2011
Current Assets — Derivatives and other	$26.2	$(10.1)	$0.1	$16.2
Deferred Charges and Other Assets — Derivatives and other	39.1	(27.4)	—	11.7
Accounts payable and other accrued liabilities	7.1	(1.8)	—	5.3
Current Liabilities — Derivatives and other	9.6	(41.1)	(0.4)	(31.9)
Deferred Credits — Derivatives and other	5.1	(23.2)	3.0	(15.1)
Total	$87.1	$(103.6)	$2.7	$(13.8)

Washington Gas Light Company
Balance Sheet Classification of Derivative Instruments
(In millions)
As of December 31, 2011
	Derivative Assets	Derivative Liabilities	Netting of Collateral	Total
Current Assets — Derivatives and other	$20.5	$(13.1)	$—	$7.4
Deferred Charges and Other Assets — Derivatives and other	44.4	(33.1)	—	11.3
Current Liabilities — Derivatives and other	10.5	(16.9)	—	(6.4)
Deferred Credits — Derivatives and other	4.4	(11.2)	—	(6.8)
Total	$79.8	$(74.3)	$—	$5.5

As of September 30, 2011
Current Assets — Derivatives and other	$5.8	$(4.5)	$—	$1.3
Deferred Charges and Other Assets — Derivatives and other	36.1	(27.4)	—	8.7
Current Liabilities — Derivatives and other	9.0	(15.1)	—	(6.1)
Deferred Credits — Derivatives and other	4.5	(11.6)	—	(7.1)
Total	$55.4	$(58.6)	$—	$(3.2)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

The following table presents all gains and losses associated with derivative instruments for the three months ended December 31, 2011 and 2010.

Gains and Losses on Derivative Instruments
(In millions)	WGL Holdings, Inc.		Washington Gas Light Company
Three Months Ended December 31,	2011	2010	2011	2010
Recorded to income
Operating revenues — non-utility	$33.2	$(6.8)	$—	$—
Utility cost of gas	2.6	(5.1)	2.6	(5.1)
Non-utility cost of energy-related sales	(42.3)	25.3	—	—
Recorded to regulatory assets
Gas costs	11.4	(15.3)	11.4	(15.3)
Other	—	6.2	—	6.2
Total	$4.9	$4.3	$14.0	$(14.2)

Collateral

In accordance with ASC 815, WGL Holdings offsets the fair value of derivative instruments against the right to reclaim or obligation to return collateral for derivative instruments executed under the same master netting arrangement. At December 31, 2011, Washington Gas, WGEServices and CEV had $5.2 million, $11.7 million and $12.0 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. At September 30, 2011, Washington Gas, WGEServices and CEV had $9.7 million, $15.8 million and $9.7 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. In addition, at September 30, 2011, Washington Gas recognized $3.5 million that represents an obligation to return cash collateral held by Washington Gas that was not offset against open and settled derivative contracts. Any collateral posted that is not offset against open and settled derivative contracts is included in “Other prepayments” in the accompanying balance sheet. Collateral received and not offset against open and settled derivative contracts is included in “Customer deposits and advance payments” in the accompanying balance sheet.

Certain of Washington Gas’ derivative instruments contain contract provisions that require collateral to be posted if the credit rating of Washington Gas’ debt falls below certain levels. Certain of WGEServices’ and CEV’s derivative instruments contain contract provisions that require collateral to be posted if the credit rating of WGL Holdings falls below certain levels or if counterparty exposure to WGEServices or CEV exceeds a certain level. Due to counterparty exposure levels, at December 31, 2011 and September 30, 2011, WGEServices’ posted $0.1 million of collateral related to its derivative liabilities that contained credit-related contingent features. Washington Gas and CEV were not required to post any collateral at December 31, 2011 with their counterparties. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required to be posted related to the net fair value of our derivative instruments if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on December 31, 2011 and September 30, 2011, respectively.

Potential Collateral Requirements for Derivative Liabilities
with Credit-risk-Contingent Features
(In millions)	WGL Holdings	Washington Gas
December 31, 2011
Derivative liabilities with credit-risk-contingent features	$118.1	$60.2
Maximum potential collateral requirements	56.9	0.4
September 30, 2011
Derivative liabilities with credit-risk-contingent features	$75.1	$45.1
Maximum potential collateral requirements	30.1	1.8

Washington Gas, WGEServices and CEV do not enter into derivative contracts for speculative purposes.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Concentration of Credit Risk

Washington Gas, WGEServices and CEV are exposed to credit risk associated with agreements with wholesale counterparties that are accounted for as derivative instruments. We have credit policies in place that are designed to mitigate credit risk associated with wholesale counterparties through a requirement for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. For certain counterparties or their guarantors that meet this policy’s credit worthiness criteria, Washington Gas, WGEServices and CEV grant unsecured credit which is continuously monitored. Additionally, our agreements with wholesale counterparties contain netting provisions that allow Washington Gas, WGEServices and CEV to offset the receivable and payable exposure related to each counterparty. At December 31, 2011, three counterparties individually represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $14.1 million; two counterparties individually represented over 10% of WGEServices’ credit exposure to wholesale counterparties for a total credit risk of $0.1 million and three counterparties individually represented over 10% of CEV’s credit exposure to wholesale counterparties for a total credit risk of $13.2 million.

WEATHER-RELATED INSTRUMENTS

During the three months ended December 31, 2011 and 2010, Washington Gas used HDD weather derivatives to manage its financial exposure to variations from normal weather in the District of Columbia. Under these contracts, Washington Gas purchased protection against net revenue shortfalls due to warmer-than-normal weather and sold to the counterparty the right to receive the benefit when weather is colder than normal. Washington Gas chose to value all weather derivatives at fair value.

Gains and losses associated with Washington Gas’ weather-related instruments are recorded to “Operation and maintenance” expense. During the three months ended December 31, 2011 and 2010, Washington Gas recorded a pre-tax net fair value gain of $2.8 million and a pre-tax net fair value loss of $1.5 million, respectively, related to weather derivatives.

WGEServices utilizes weather-related derivatives for managing the financial effects of weather risks. These derivatives cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts provide for payment to WGEServices of a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. For the three months ended December 31, 2011 and 2010, WGEServices recorded pre-tax gains of $6.3 million and losses of $1.9 million, respectively, related to these derivatives.

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

Level 1. Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. Level 1 assets and liabilities primarily include exchange traded derivatives and securities. At December 31, 2011, we do not have any financial assets or liabilities in this category.

Level 2. Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs that are corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions including: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At December 31, 2011, Level 2 financial assets and liabilities included non-exchange traded energy-related derivatives such as financial swaps and options and physical forward contracts for deliveries at active market locations.

Level 3. Level 3 of the fair value hierarchy consists of assets or liabilities that are valued using significant unobservable inputs at the reporting date. These unobservable assumptions reflect our assumptions about estimates that market participants would use in pricing the asset or liability, including historical volatility and pricing data when delivery is to inactive market locations. These inputs may be used with industry standard valuation methodologies that result in our best estimate of fair value for the assets or liabilities at the reporting date. At December 31, 2011, derivative assets and liabilities in this category included: (i) physical contracts valued with significant basis adjustments to observable market data when delivery is to inactive market locations; (ii) long-dated positions where observable pricing is not available over the life of the contract; (iii) contracts valued using historical volatility assumptions and (iv) valuations using indicative broker quotes for inactive market locations. Additionally, at December 31, 2011 and September 30, 2011, financial instruments included weather derivatives valued using unobservable market data.

The following tables set forth financial instruments recorded at fair value as of December 31, 2011 and September 30, 2011, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

WGL Holdings, Inc.

Fair Value Measurements Under the Fair Value Hierarchy

(In millions)	Level 1	Level 2	Level 3	Total
At December 31, 2011
Assets
Natural gas related derivatives	$-	$75.2	$38.9	$114.1
Electricity related derivatives	-	-	26.8	26.8
Weather derivatives	-	-	1.7	1.7
Total Assets	$-	$75.2	$67.4	$142.6

Liabilities
Natural gas related derivatives	$-	$(64.7)	$(42.3)	$(107.0)
Electricity related derivatives	-	(14.6)	(33.8)	(48.4)
Weather derivatives	-	-	(0.3)	(0.3)
Total Liabilities	$-	$(79.3)	$(76.4)	$(155.7)

At September 30, 2011
Assets
Natural gas related derivatives	$-	$38.0	$29.3	$67.3
Electricity related derivatives	-	0.2	19.6	19.8
Weather derivatives	-	-	1.3	1.3
Total Assets	$-	$38.2	$50.2	$88.4

Liabilities
Natural gas related derivatives	$-	$(40.2)	$(33.2)	$(73.4)
Electricity related derivatives	-	(3.8)	(26.4)	(30.2)
Weather derivatives	-	-	(2.7)	(2.7)
Total Liabilities	$-	$(44.0)	$(62.3)	$(106.3)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Light Company

Fair Value Measurements Under the Fair Value Hierarchy

(In millions)	Level 1	Level 2	Level 3	Total
At December 31, 2011
Assets
Natural gas related derivatives	$-	$45.2	$34.6	$79.8
Weather derivatives	-	-	1.7	1.7
Total Assets	$-	$45.2	$36.3	$81.5

Liabilities
Natural gas related derivatives	$-	$(38.1)	$(36.2)	$(74.3)
Weather derivatives	-	-	(0.3)	(0.3)
Total Liabilities	$-	$(38.1)	$(36.5)	$(74.6)

At September 30, 2011
Assets
Natural gas related derivatives	$-	$28.7	$26.7	$55.4
Weather derivatives	-	-	1.3	1.3
Total Assets	$-	$28.7	$28.0	$56.7

Liabilities
Natural gas related derivatives	$-	$(27.0)	$(31.6)	$(58.6)
Weather derivatives	-	-	(2.7)	(2.7)
Total Liabilities	$-	$(27.0)	$(34.3)	$(61.3)

The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the three months ended December 31, 2011 and 2010, respectively.

WGL Holdings

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Derivatives	Total
Three Months Ended December 31, 2011
Balance at October 1, 2011	$(3.9)	$(6.8)	$(1.4)	$(12.1)
Realized and unrealized gains (losses)
Recorded to income	(0.6)	(11.1)	2.8	(8.9)
Recorded to regulatory assets — gas costs	2.8	-	-	2.8
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	(2.1)	-	-	(2.1)
Purchases	-	0.9	-	0.9
Settlements	0.4	10.0	-	10.4
Balance at December 31, 2011	$(3.4)	$(7.0)	$1.4	$(9.0)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Washington Gas

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Derivatives	Total
Three Months Ended December 31, 2011
Balance at October 1, 2011	$(4.9)	$-	$(1.4)	$(6.3)
Realized and unrealized gains (losses)
Recorded to income	0.1	-	2.8	2.9
Recorded to regulatory assets — gas costs	2.8	-	-	2.8
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	(0.8)	-	-	(0.8)
Purchases	-	-	-	-
Settlements	1.2	-	-	1.2
Balance at December 31, 2011	$(1.6)	$ -	$ 1.4	$(0.2)

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	WGL Holdings	Washington Gas
Three Months Ended December 31, 2010
Balance at October 1, 2010	$(9.6)	$15.2
Realized and unrealized gains (losses)
Recorded to income	(4.3)	(5.6)
Recorded to regulatory assets — gas costs	(12.6)	(12.6)
Purchases	-	-
Settlements	10.4	-
Balance at December 31, 2010	$(16.1)	$(3.0)

Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the fair value hierarchy at the fair value as of the beginning of the reporting period. Net derivative assets transferred out of Level 3 during the three months ended December 31, 2011, reflected an increase in observable market inputs used to value certain natural gas derivatives as they approach settlement. Net derivative assets transferred into Level 3 during the three months ended December 31, 2011, reflect a decrease in observable market inputs used to value other natural gas derivatives.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

The table below sets forth the line items on the Statements of Income to which amounts are recorded for the three months ended December 31, 2011 and 2010, respectively, related to fair value measurements using significant level 3 inputs.

WGL Holdings

Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements

(In millions)	December 31, 2011				December 31, 2010
	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Derivatives	Total	Total
Operating revenues — non-utility	$3.2	$6.5	$—	$9.7	$(5.3)
Utility cost of gas	0.1	—	—	0.1	(4.1)
Non-utility cost of energy-related sales	(3.9)	(17.6)	—	(21.5)	6.6
Operation and maintenance expense	—	—	2.8	2.8	(1.5)
Total	$(0.6)	$(11.1)	$2.8	$(8.9)	$(4.3)

Washington Gas

Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements

	December 31, 2011				December 31, 2010
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Derivatives	Total	Total
Utility cost of gas	$0.1	$—	$—	$0.1	$(4.1)
Operation and maintenance expense	—	—	2.8	2.8	(1.5)
Total	$0.1	$—	$2.8	$2.9	$(5.6)

Unrealized gains (losses) for the three months ended December 31, 2011 and 2010, attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows, respectively:

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

WGL Holdings

Unrealized Gains (Losses) Recorded for Level 3 Measurements

	December 31, 2011				December 31, 2010
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Derivatives	Total	Total
Recorded to income
Operating revenues — non-utility	$3.4	$9.9	$—	$13.3	$0.3
Utility cost of gas	(0.3)	—	—	(0.3)	(4.1)
Non-utility cost of energy-related sales	(4.9)	(10.2)	—	(15.1)	7.0
Operation and maintenance expense	—	—	2.8	2.8	(1.5)
Recorded to regulatory assets — gas costs	1.9	—	—	1.9	(12.6)
Total	$0.1	$(0.3)	$2.8	$2.6	$(10.9)

Washington Gas

Unrealized Gains (Losses) Recorded for Level 3 Measurements

	December 31, 2011				December 31, 2010
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Derivatives	Total	Total
Recorded to income
Utility cost of gas	$(0.3)	$—	$—	$(0.3)	$(4.1)
Operation and maintenance expense	—	—	2.8	2.8	(1.5)
Recorded to regulatory assets — gas costs	1.9	—	—	1.9	(12.6)
Total	$1.6	$—	$2.8	$4.4	$(18.2)

The following table presents the carrying amounts and estimated fair values of our financial instruments at December 31, 2011 and September 30, 2011. The carrying amount of current assets and current liabilities approximates fair value because of the short-term maturity of these instruments, and therefore are not shown in the table below.

Fair Value of Financial Instruments

	December 31, 2011		September 30, 2011
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt(a)	$584.1	$741.5	$587.2	$720.9

(a)	Excludes current maturities and unamortized discounts.

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

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 11. OPERATING SEGMENT REPORTING

We identify and report on operating segments under the “management approach.” Our chief operating decision maker is our Chief Executive Officer. Operating segments comprise revenue-generating components of an enterprise for which we produce separate financial information internally that we regularly use to make operating decisions and assess performance.

This quarter, we have made certain changes to our operating segments to reflect the recent growth of our non-utility business activities and the impact of those activities on our financial performance. All of our commercial energy assets and operating activities are now reported within a newly-defined operating segment entitled commercial energy systems. All activities of WGESystems are included in the commercial energy systems segment. WGESystems had previously been reported in the design build energy systems segment, which is now being eliminated as an operating segment. In addition, we have transferred all commercial solar projects, previously reported under retail energy-marketing into the commercial energy systems segment. In the future, commercial solar projects, energy efficiency projects and combined heat and power projects, which we own and manage directly, will be reported as commercial energy systems. We have also established wholesale energy solutions as a new segment that contains the activities of CEV, our non-utility asset optimization business, which we began in fiscal year 2010 and previously included in our segment reporting as part of “other activities”. Prior period operating segment information has been recast to conform to current quarter presentation.

These changes improve visibility into our operations and better align our reporting with current management accountability. Our four segments are summarized below.

•

Regulated Utility – The regulated utility segment is our core business. It comprises Washington Gas and Hampshire and provides regulated gas distribution services (including the sale and delivery of natural gas) to customers and natural gas transportation services to an unaffiliated natural gas distribution company in West Virginia under a FERC approved interstate transportation service operating agreement.

•

Retail Energy-Marketing – The retail energy-marketing segment consists of WGEServices, which sells natural gas and electricity directly to retail customers and in competition with regulated utilities and unregulated gas and electricity marketers.

•

Commercial Energy Systems – The commercial energy systems segment consists of WGESystems and provides design-build energy efficient and sustainable solutions including commercial solar, energy efficiency and combined heat and power projects to government and commercial clients.

•	Wholesale Energy Solutions – The wholesale energy solutions segment comprises CEV, which engages in acquiring, managing and optimizing natural gas storage and transportation assets.

Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations as presented below in the Operating Segment Financial Information. These activities include the operations of WGSW, a holding company formed to invest in alternative energy power generating facilities, and administrative costs associated with WGL Holdings and Washington Gas Resources.

While net income or loss applicable to common stock is the primary criterion for measuring a segment’s performance, we also evaluate our operating segments based on other relevant factors, such as penetration into their respective markets and return on equity.

The following tables present operating segment information for the three months ended December 31, 2011 and 2010.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information

		Non-Utility Operations
(In thousands)	Regulated Utility	Retail Energy-Marketing	Commercial Energy Systems	Wholesale Energy Solutions	Other Activities	Eliminations	Consolidated
Three Months Ended December 31, 2011
Operating Revenues (a)	$370,893	$336,459	$18,380	$8,771	$—	$(6,746)	$727,757
Operating Expenses:
Cost of Energy-Related Sales	161,817	319,460	16,402	—	—	(6,508)	491,171
Operation	53,655	13,203	969	350	851	(148)	68,880
Maintenance	12,744	—	—	—	—	—	12,744
Depreciation and Amortization	23,744	202	358	26	—	(90)	24,240
General Taxes and Other Assessments:
Revenue Taxes	22,593	1,328	—	—	—	—	23,921
Other	11,723	1,041	56	52	4	—	12,876
Total Operating Expenses	$286,276	$335,234	$17,785	$428	$855	$(6,746)	$633,832
Operating Income (Loss)	84,617	1,225	595	8,343	(855)	—	93,925
Other Income (Expense) — Net	678	5	1	—	374	(17)	1,041
Interest Expense	9,761	9	—	—	69	(17)	9,822
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330
Income Tax Expense (Benefit)	30,798	376	291	3,106	(195)	—	34,376
Net Income (Loss) Applicable to Common Stock	$44,406	$845	$305	$5,237	$(355)	$—	$50,438

Total Assets	$3,571,446	$393,777	$32,448	$169,773	$221,388	$(234,298)	$4,154,534

Capital Expenditures/Investments	$47,679	$143	$11,567	$—	$11,629	$—	$71,018

Three Months Ended December 31, 2010
Operating Revenues (a)	$418,376	$379,381	$6,971	$228	$—	$(9,082)	$795,874
Operating Expenses:
Cost of Energy-Related Sales	217,703	323,152	5,640	—	—	(9,082)	537,413
Operation	52,951	12,360	1,157	128	698	—	67,294
Maintenance	10,274	—	—	—	—	—	10,274
Depreciation and Amortization	22,415	162	67	—	—	—	22,644
General Taxes and Other Assessments:
Revenue Taxes	25,921	882	—	—	—	—	26,803
Other	12,491	1,116	54	3	5	—	13,669
Total Operating Expenses	341,755	337,672	6,918	131	703	(9,082)	678,097
Operating Income (Loss)	76,621	41,709	53	97	(703)	—	117,777
Other Income-Net	877	13	6	—	44	(52)	888
Interest Expense	9,922	44	—	—	32	(52)	9,946
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330
Income Tax Expense (Benefit)	26,562	16,743	61	38	(247)	—	43,157
Net Income (Loss) Applicable to Common Stock	$40,684	$24,935	$(2)	$59	$(444)	$—	$65,232

Total Assets	$3,578,931	$389,849	$17,254	$71,094	$115,887	$(144,757)	$4,028,258

Capital Expenditures/Investments	$32,397	$90	$8	$—	$—	$—	$32,495

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

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12. RELATED PARTY TRANSACTIONS

WGL Holdings and its subsidiaries engage in transactions during the ordinary course of business. Inter-company transactions and balances have been eliminated from the consolidated financial statements of WGL Holdings, except as described below. Washington Gas provides accounting, treasury, legal and other administrative and general support to affiliates, and files consolidated tax returns that include affiliated taxable transactions. The actual costs of these services are billed to the appropriate affiliates, which approximates the market value of the service provided. To the extent such billings for these services are not yet paid, they are reflected in “Receivables from associated companies” on Washington Gas’ balance sheets. Washington Gas assigns or allocates these costs directly to its affiliates and, therefore, does not recognize revenues or expenses associated with providing these services.

In connection with billing for unregulated third party marketers and with other miscellaneous billing processes, Washington Gas collects cash on behalf of affiliates and transfers the cash in a reasonable time period. Cash collected by Washington Gas on behalf of its affiliates but not yet transferred is recorded in “Payables to associated companies” on Washington Gas’ balance sheets.

At December 31, 2011 and September 30, 2011, Washington Gas recorded receivables from associated companies of $4.8 million and $21.2 million, respectively. At December 31, 2011 and September 30, 2011, Washington Gas recorded payables to associated companies of $19.7 million and $11.8 million, respectively.

Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGEServices. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services and the related sales and purchases of natural gas, Washington Gas charged WGEServices $6.5 million and $9.1 million for the three months ended December 31, 2011 and 2010, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.

As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGEServices recognized an accounts receivable from Washington Gas in the amount of $3.1 million and $2.1 million at December 31, 2011 and September 30, 2011, respectively, related to an imbalance in gas volumes. Due to regulatory treatment, these receivables are not eliminated in the consolidated financial statements of WGL Holdings. Refer to Note 1—Accounting Policies for further discussion of these imbalance transactions.

On June 29, 2011, Washington Gas implemented a Purchase of Receivables (POR) program as approved by the PSC of MD, whereby it purchases receivables from participating energy marketers at approved discount rates. In addition, WGEServices participates in POR programs with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. Any activity between Washington Gas and WGEServices related to the POR program has been eliminated in the accompanying financial statements for WGL Holdings. During the three months ended December 31, 2011, Washington Gas purchased $26.5 million of receivables from WGEServices. This program was not in effect during the quarter ended December 31, 2010.

Effective October 1, 2011, WGL Holdings began charging to its subsidiaries guarantee fees in an amount equal to the daily guarantee exposure multiplied by a monthly weighted average interest rate. During the three months ended December 31, 2011, the total fees charged by WGL Holdings to its subsidiaries were $0.1 million. These fees have been eliminated in the accompanying consolidated financial statements of WGL Holdings. Refer to Note 13—Commitments and Contingencies for further discussion of our guarantees.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 13. COMMITMENTS AND CONTINGENCIES

RATES AND REGULATORY MATTERS

Washington Gas determines its request to modify existing rates based on the level of net investment in plant and equipment, operating expenses and the need to earn a just and reasonable return on invested capital. The following is an update on significant current regulatory matters in each of Washington Gas’ jurisdictions. For a more detailed discussion of the matters below please refer to the 2011 Annual Report.

District of Columbia Jurisdiction

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

District of Columbia Base Rate Case. On November 2, 2011, the PSC of DC docketed a proceeding to investigate the reasonableness of Washington Gas’ base rates and charges. The PSC of DC required Washington Gas to file a base rate case no later than 90 days from the date of the order. On November 29, 2011, Washington Gas requested an additional 30 days to file its base rate case and requested that the PSC of DC consolidate the proceeding related to Washington Gas’ depreciation rates and practices, referenced above, into the base rate proceeding. On December 8, 2011, the PSC of DC approved Washington Gas’ request for an extension of time in which to file its base rate application but did not address whether the proceedings would be consolidated. Accordingly, Washington Gas must file its base rate request by March 1, 2012.

Maryland Jurisdiction

Order on and Reviews of Purchased Gas Charges. Each year, the PSC of MD reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’ purchased gas costs are reasonable.

On September 9, 2011, the PSC of MD issued an order approving purchased gas charges of Washington Gas for the twelve-month period ending August 2009, except for an undetermined amount related to excess gas deliveries by competitive service providers (CSP) which were cashed-out by Washington Gas. The PSC of MD found that the cash-out of excess deliveries was in violation of Washington Gas’ tariff and that Washington Gas should not have cashed-out the excess deliveries by CSPs, but rather should have eliminated the imbalances through volumetric adjustments in the future and designated that the hearing examiner in a separate proceeding determine whether civil penalties should be levied against Washington Gas. In accordance with generally accepted accounting principles, Washington Gas recorded a $5.3 million estimated regulatory liability associated with this decision during the fourth quarter of fiscal year 2011. On October 11, 2011, Washington Gas filed an application for rehearing of the order with respect to the decision that a violation of the tariff occurred and that civil penalties might be levied. Washington Gas requested that the PSC of MD find that Washington Gas is authorized to cash-out CSP account imbalances under its tariff and therefore is not subject to civil penalties. On January 3, 2012, the PSC of MD issued an order denying Washington Gas’ request for rehearing. Pending the ultimate decision of the PSC of MD, if recovery from ratepayers is denied, further action may be taken with respect to recovery from the CSPs.

Investigation of Asset Management and Gas Purchase Practices. In 2008, the Office of Staff Counsel of the PSC of MD submitted a petition to the PSC of MD to establish an investigation into Washington Gas’ asset management program and cost recovery of its gas purchases.

In November 2009, the Chief Hearing Examiner of the PSC of MD issued a Proposed Order of Hearing Examiner (POHE), which approved Washington Gas’ proposal for the sharing of margins from asset optimization between Washington Gas and customers and its current methodology for pricing storage injections.

Subsequently, both the MD Staff and the Office of People’s Counsel (OPC) filed notices of appeal of the POHE followed by a memorandum on appeal in support of their positions. In January 2010, Washington Gas filed a reply memorandum in response to the Staff of the PSC of MD and the MD OPC’s memoranda on appeal. A decision by the PSC of MD is pending.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Maryland Base Rate Case. On November 14, 2011, the PSC of MD issued an order authorizing: (i) an annual revenue increase of $8.4 million as compared to Washington Gas’ revised request of $27.8 million; (ii) a rate of return on common equity of 9.60% and an overall rate of return of 8.09%; and (iii) an end of test period equity ratio of 57.88%. The order also authorized Washington Gas to implement the initial 5-year phase of the accelerated pipe replacement plan, but denied the proposed cost recovery mechanism; and disallowed the amortization of costs to achieve under Washington Gas’ BPO agreement.

On December 14, 2011, Washington Gas filed a petition for rehearing and clarification of the PSC of MD’s November 14, 2011 order to (i) correct the methodology used to calculate the adjustment related to interest synchronization, which would increase the revenue requirement determined by the PSC of MD in its order by $0.7 million, (ii) correct the omission of an adjustment related to “Other Tax Adjustments,” which would increase the revenue requirement by an additional $2.4 million, and (iii) reverse the decision to disallow $1.0 million of Washington Gas’ test period costs to achieve Washington Gas’ BPO agreement. Washington Gas also requested clarification related to implementation of the accelerated pipe replacement plan and what annual reporting requirements may apply. A commission decision is pending.

Virginia Jurisdiction

Conservation and Ratemaking Efficiency (CARE) Plan. On July 22, 2010, Washington Gas filed an amendment to the CARE Plan to include small commercial and industrial customers in Virginia. The application included a portfolio of conservation and energy efficiency programs, an associated cost recovery provision and a decoupling mechanism that will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts. On November 18, 2010, the SCC of VA issued an order that denied Washington Gas’ application. The SCC of VA found that Washington Gas’ current tariff and its underlying class cost of service and revenue apportionment studies do not segregate small versus large customers and that only small customers qualify under the CARE law. The SCC of VA stated that Washington Gas could amend the underlying tariff and studies in connection with its required 2011 base rate case filing. Such a tariff amendment was proposed in the new base rate case filing made with the SCC of VA, which is pending a commission decision.

Steps to Advance Virginia’s Energy (SAVE) Plan. On September 1, 2011, Washington Gas filed an application with the SCC of VA for approval to implement its 2012 SAVE rider, effective from January 1, 2012 up to December 31, 2012. The estimated amount, $29.8 million, will be allocated among Washington Gas’ four approved SAVE plan projects as follows: (i) bare and/or unprotected steel service replacement program—$10.3 million; (ii) bare and unprotected steel main replacement program—$2.1 million; (iii) mechanically coupled pipe replacement program—$17.1 million and (iv) enhancement of Optimain decision support computer program—$0.3 million. On November 28, 2011, the SCC of VA issued an order approving Washington Gas’ SAVE rider effective with customer bills rendered on and after January 1, 2012. On January 3, 2012, Washington Gas filed revised tariffs reflecting the current SAVE rider in effect.

Virginia Base Rate Case. On January 31, 2011, Washington Gas filed a request with the SCC of VA for a $29.6 million annual increase in revenues. The filing was made pursuant to the settlement agreement reached by the parties and approved by the SCC of VA in Washington Gas’ last base rate case, which resulted in a Performance-Based Rate (PBR) plan. On May 12, 2011, Washington Gas revised its requested revenue increase from $29.6 million to $28.5 million as a result of new proposed depreciation rates. Interim rates went into effect on October 1, 2011 with the requested increase subject to refund pending a final commission decision.

On October 6, 2011 the staff filed testimony in this proceeding recommending a revenue increase of $12.3 million with a proposed return on common equity of 9.0%. Additionally, the staff recommended that all asset optimization revenues be shared with 75.0% directed to ratepayers and 25.0% to shareholders after an initial $2.7 million credit to ratepayers. In connection with this case and in another case, the staff took exception to the regulatory asset that had been established in 2010 for the change in the tax treatment of Medicare Part D (Med D). Based on this position, Washington Gas determined that the recovery of the asset was not probable and recorded a $4.7 million charge to income tax expense to write-off the regulatory asset during the fourth quarter of fiscal year 2011.

On November 30, 2011, Washington Gas filed a stipulation to reflect settlement terms to which Washington Gas, the Staff, and other stipulating parties to the settlement agreed. The Apartment and Office Building Association (AOBA) did not support this stipulation. In the stipulation, the settling parties agreed to a $20.0 million rate increase, a 9.75% return on equity, an 8.261% overall rate of return, and a provision for sharing margins from asset optimization activities between Washington Gas and customers which includes a $3.2 million annual guarantee. Evidentiary hearings were held on December 5 and 6, 2011. Post-hearing briefs were filed on January 26, 2012. A commission decision is pending.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Affiliate Transactions. On June 16, 2011, Washington Gas submitted an application to the SCC of VA requesting approval of three affiliate transactions with CEV: (i) the transfer to CEV of the remainder of the term of two agreements for natural gas storage service at the Washington Storage Service (WSS) and Eminence Storage Service (ESS) storage fields; (ii) the sale to CEV of any storage gas balances associated with the WSS and ESS agreements; and (iii) the assignment to CEV of Washington Gas’ rights to buy base gas in the WSS storage field. Washington Gas proposed to make these affiliate transactions by September 30, 2011, coincident with the expiration of its PBR plan approved by the SCC of VA in a separate proceeding. On September 14, 2011, the SCC of VA issued an order denying Washington Gas’ application to transfer Washington Gas’ contracts for certain storage capacity resources to its affiliate, CEV. On October 4, 2011, Washington Gas filed a petition for reconsideration on this proceeding. On October 5, 2011, the SCC of VA granted Washington Gas’ request that the matter be reconsidered, but has not made a final ruling on Washington Gas’ petition for reconsideration. On December 6, 2011, the VA Staff submitted a supplement to action brief seeking to provide evidence to the commission that ratepayers have been funding the WSS and ESS assets during the PBR period based on the netting of costs associated with those assets when calculating net revenues. Washington Gas submitted comments rejecting the Staff position and showing that the ratepayers had not funded these assets. These comments were appended to the VA Staff’s brief on December 9, 2011. A commission decision is pending.

NON UTILITY OPERATIONS

Construction Project Financing

To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’ customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a receivable representing its customers’ obligations to remit principal and interest and a long-term payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the receivable to the lender and removes both the receivable and the long-term financing from its financial statements. As of December 31, 2011 and September 30, 2011, work on these construction projects that was not completed or accepted by customers was valued at $1.1 million and $4.2 million, respectively, which are recorded on the balance sheet as a receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Construction projects are financed primarily for government agencies, which Washington Gas considers to have minimal credit risk. Based on this assessment and previous collection experience, Washington Gas did not record a corresponding reserve for bad debts related to these receivables at December 31, 2011 and September 30, 2011, respectively.

Financial Guarantees

WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of WGEServices and for certain purchase commitments of CEV. At December 31, 2011, these guarantees totaled $530.5 million and $113.6 million for WGEServices and CEV, respectively. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from counterparties when required by our credit policy. WGL Holdings also issued guarantees totaling $3.0 million at December 31, 2011 on behalf of certain of our non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $647.1 million, $5.0 million expired on January 13, 2012, $4.8 million is due to expire on April 30, 2012 and $22.2 million is due to expire on October 31, 2012. The remaining guarantees do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (concluded)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 14. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The following tables show the components of net periodic benefit costs (income) recognized in our financial statements during the three months ended December 31, 2011 and 2010:

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended December 31,
	2011		2010
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Components of net periodic benefit costs (income)
Service cost	$3.2	$2.0	$3.0	$1.8
Interest cost	10.1	6.3	10.3	6.3
Expected return on plan assets	(10.9)	(4.7)	(11.1)	(4.6)
Amortization of prior service cost	0.3	(1.0)	0.3	(1.0)
Amortization of actuarial loss	4.0	3.3	3.7	2.8
Amortization of transition obligation	—	0.3	—	0.3
Net periodic benefit cost	6.7	6.2	6.2	5.6
Amount allocated to construction projects	(0.8)	(1.0)	(0.8)	(0.8)
Amount deferred as regulatory asset (liability) — net	(1.8)	0.5	(1.8)	0.5
Amount charged to expense	$4.1	$5.7	$3.6	$5.3

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

Management’s Discussion is divided into the following two major sections:

—	WGL Holdings—This section describes the financial condition and results of operations of WGL Holdings and its subsidiaries on a consolidated basis. It includes discussions of our regulated operations, including Washington Gas and Hampshire Gas Company (Hampshire), and our non-utility operations.

—	Washington Gas Light Company (Washington Gas)—This section describes the financial condition and results of operations of Washington Gas, a wholly owned subsidiary of WGL Holdings, which comprises the majority of the regulated utility segment.

Both sections of Management’s Discussion—WGL Holdings and Washington Gas—are designed to provide an understanding of our operations and financial performance and should be read in conjunction with the respective company’s financial statements and the combined Notes to Consolidated Financial Statements in this quarterly report as well as our combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2011 (2011 Annual Report).

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

This quarter, we have made certain changes to our operating segments to reflect the recent growth of our non-utility business activities and the impact of those activities on our financial performance. All of our commercial energy assets and operating activities are now reported within a newly-defined operating segment entitled commercial energy systems. All activities of Washington Gas Energy Systems, Inc. (WGESystems) are included in the commercial energy systems segment. WGESystems had previously been reported in the design build energy systems segment, which is now being eliminated as an operating segment. In addition, we have transferred all commercial solar projects, previously reported under retail energy-marketing into the commercial energy systems segment. In the future, commercial solar projects, energy efficiency projects and combined heat and power projects, which we own and manage directly, will be reported as commercial energy systems. We have also established wholesale energy solutions as a new segment that contains the activities of Capitol Energy Ventures Corp. (CEV), our non-utility asset optimization business, which we began in fiscal year 2010 and previously included in our segment reporting as part of “other activities”. Prior period operating segment information has been reclassified to conform to current quarter presentation.

These changes improve visibility into our operations and better align our reporting with current management accountability. Our four segments are described below.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Regulated Utility. With approximately 86% of our consolidated total assets, the regulated utility segment consists of Washington Gas and Hampshire. Washington Gas delivers natural gas to retail customers in accordance with tariffs approved by the regulatory commissions that have jurisdiction over Washington Gas’ rates. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third party marketers.

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

Commercial Energy Systems. Our commercial energy systems segment, which consists of the operations of WGESystems, a wholly owned subsidiary of Washington Gas Resources, provides design-build energy efficient and sustainable solutions to government and commercial clients. WGESystems focuses on upgrading the mechanical, electrical, water and energy-related systems of large government and commercial facilities by implementing both traditional as well as alternative energy technologies, primarily in the District of Columbia, Maryland and Virginia. WGESystems is also increasing its investments in commercial solar, energy efficiency, and combined heat and power projects, which we own and manage directly. This expansion includes the ownership and management of its renewable energy producing assets. These investments are part of our long-term commitment to providing clean and efficient energy solutions to our customers and communities in select markets across the United States.

Wholesale Energy Solutions. The wholesale energy solutions segment, which consists of the operations of CEV, engages in acquiring, managing and optimizing natural gas storage and transportation assets. CEV enters into both physical and financial transactions in a manner intended to utilize the most effective energy risk management products available to mitigate risks while maximizing potential profits from the optimization of these assets under its management.

Other Activities. Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our other operating segments, are aggregated as “Other activities” and included as part of non-utility operations as presented below in the operating segment financial information. These activities include the operations of WGSW, Inc. (WGSW), a wholly owned subsidiary of Washington Gas Resources, which is a holding company formed to invest in alternative energy power generating facilities. Administrative costs associated with WGL Holdings and Washington Gas Resources are also included in “Other activities.”

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

PRIMARY FACTORS AFFECTING WGL HOLDINGS AND WASHINGTON GAS

The principal business, economic and other factors that affect our operations and/or financial performance include:

•	weather conditions and weather patterns;

•	regulatory environment, regulatory decisions and changes in legislation;

•	availability of natural gas supply and pipeline transportation and storage capacity;

•	diversity of natural gas supply;

•	volatility of natural gas and electricity prices;

•	non-weather related changes in natural gas consumption patterns;

•	maintaining the safety and reliability of the natural gas distribution system;

•	competitive environment;

•	environmental matters;

•	industry consolidation;

•	economic conditions and interest rates;

•	inflation/deflation;

•	use of business process outsourcing;

•	labor contracts, including labor and benefit costs; and

•	changes in accounting principles.

For further discussion of the factors listed above, refer to Management’s Discussion within the 2011 Annual Report. Also, refer to the section entitled “Safe Harbor for Forward-Looking Statements” included in this quarterly report for a listing of forward-looking statements related to factors affecting WGL Holdings and Washington Gas.

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

For a description of these critical accounting policies, refer to Management’s Discussion within the 2011 Annual Report. There were no new critical accounting policies or changes to our critical accounting policies during the three month period ended December 31, 2011.

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

Neither utility net revenues nor gross margins should be considered as an alternative to, or a more meaningful indicator of our operating performance, than net income. Our measures of utility net revenues and retail energy-marketing gross margins may not be comparable to similarly titled measures of other companies. Refer to the sections entitled “Results of Operations—Regulated Utility Operating Results” and “Results of Operations—Retail Energy-Marketing” for the calculation of utility net revenues and gross margins, respectively, as well as a reconciliation to operating income and net income for both segments.

Summary Results

WGL Holdings reported net income of $50.4 million and $65.2 million for the three months ended December 31, 2011 and 2010, respectively. We earned a return on average common equity of 8.4% and 10.9%, respectively, during these periods.

The following table summarizes our net income (loss) by operating segment for the three months ended December 31, 2011 and 2010.

Net Income (Loss) by Operating Segment
	Three Months Ended December 31,		Increase/
(In millions)	2011	2010	(Decrease)
Regulated Utility	$44.4	$40.7	$3.7
Non-utility operations:
Retail Energy-Marketing	0.8	24.9	(24.1)
Commercial Energy Systems	0.3	—	0.3
Wholesale Energy Solutions	5.2	0.1	5.1
Other Activities	(0.3)	(0.5)	0.2
Total non-utility	6.0	24.5	(18.5)
Net income applicable to common stock	$50.4	$65.2	$(14.8)

EARNINGS PER AVERAGE COMMON SHARE
Basic	$0.98	$1.28	$(0.30)
Diluted	$0.98	$1.28	$(0.30)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results

The following table summarizes the regulated utility segment’s operating results for the three months ended December 31, 2011 and 2010.

Regulated Utility Operating Results

	Three Months Ended December 31,		Increase/
(In millions)	2011	2010	(Decrease)
Utility net revenues:
Operating revenues	$370.9	$418.4	$(47.5)
Less: Cost of gas	161.8	217.7	(55.9)
Revenue taxes	22.6	25.9	(3.3)
Total utility net revenues	186.5	174.8	11.7
Operation and maintenance	66.4	63.3	3.1
Depreciation and amortization	23.7	22.4	1.3
General taxes and other assessments	11.7	12.5	(0.8)
Operating income	84.7	76.6	8.1
Other income-net, including preferred stock dividends	0.3	0.6	(0.3)
Interest expense	9.8	9.9	(0.1)
Income tax expense	30.8	26.6	4.2
Net income applicable to common stock	$44.4	$40.7	$3.7

The regulated utility segment’s net income applicable to common stock was $44.4 million for the three months ended December 31, 2011, compared to net income of $40.7 million for the same three month period in 2010, primarily due to: (i) a $10.1 million increase in unrealized margins associated with our asset optimization program; (ii) $6.3 million in higher revenues due to the implementation of new rates in Maryland and Virginia and (iii) a $1.1 million increase in revenues related to growth of more than 9,300 average active customer meters. Partially offsetting these increases were: (i) $4.3 million in lower realized margins associated with our asset optimization program; (ii) a $2.8 million increase in direct labor costs and incentive plan benefit costs; (iii) $1.6 million in higher operating expenses primarily attributable to system safety programs and workforce planning initiatives; (iv) an increase of $1.3 million in depreciation expense due to the growth in, and changes in the asset mix of, our investment in utility plant; (v) $1.1 million in higher taxes due to an increase in the effective tax rate and (vi) $0.8 million in higher employee benefit expense primarily due to changes in pension and retiree medical plan valuation assumptions.

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between the three months ended December 31, 2011 and 2010.

Composition of Changes in Utility Net Revenues

(In millions)	Increase/ (Decrease)
Customer growth	$1.1
Impact of approved rates in MD and VA	6.3
Asset optimization:
Realized margins	(4.3)
Unrealized mark-to-market valuations	10.1
Lower-of-cost or market adjustment	(0.4)
Estimated weather effects	(4.1)
Other	3.0
Total	$11.7

Customer growth — Average active customer meters increased by more than 9,300 for the three months ended December 31, 2011 compared to the same quarter of the prior fiscal year.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Impact of approved rates in MD and VA — New base rates were approved in Maryland and Virginia effective November 14, 2011 and October 1, 2011, respectively.

Asset optimization — We recorded net unrealized gains associated with our energy-related derivatives of $0.3 million and unrealized losses of $9.8 million for the three months ended December 31, 2011 and 2010, respectively. When these derivatives settle, any unrealized amounts will ultimately be reversed, and Washington Gas will realize margins when combined with the related transactions these derivatives economically hedge. Unfavorably affecting asset optimization results were $4.3 million of lower realized margins due to a change in Virginia margin sharing and $0.4 million of lower-of-cost or market adjustments associated with storage capacity assets utilized for asset optimization during the three months ended December 31, 2011. There were no lower-of-cost or market adjustments during the three months ended December 31, 2010. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for a further discussion of our asset optimization program.

Estimated weather effects — Weather, when measured by HDDs, was 11.6% warmer and 11.8% colder than normal for the three months ended December 31, 2011 and 2010, respectively. Washington Gas has a weather protection strategy that is designed to neutralize the estimated financial effects of variations from normal weather on net income (refer to the section entitled “Weather Risk” for further discussion of our weather protection strategy). Washington Gas executed heating degree day derivative contracts to manage its exposure to variations from normal weather in the District of Columbia. Changes in the fair value of these derivatives are reflected in operation and maintenance expenses and offset the benefits reflected above. Including the effects of our weather protection strategy, there were no material effects on net income attributed to colder or warmer weather for the three months ended December 31, 2011 and 2010, respectively.

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility for the three months ended December 31, 2011 compared to the same period in 2010.

Composition of Changes in Operation and Maintenance Expenses

(In millions)	Increase/ (Decrease)
Labor and incentive plans	$2.8
Operations, engineering, construction and safety	1.6
Employee benefits	0.8
Hexane costs	0.4
Weather derivative benefits:
Benefit	(4.1)
Premium costs and fair value effects	(0.2)
Other operating expenses	1.8
Total	$3.1

Labor and incentive plans — The increase in expense for the quarter ended December 31, 2011 compared to 2010 reflects an increase in incentive plan benefit and direct labor costs in the current year reflecting higher long-term incentive plan valuations and general wage increases.

Operation, engineering, compliance and safety — The increase in operation, engineering, construction and safety costs during the quarter ended December 31, 2011 compared to the same quarter of the prior year reflects the cost of multiple workforce planning initiatives and higher expenses related to system safety programs.

Employee benefits — The increase in employee benefits expense reflects higher pension and other post-retirement benefits due to changes in plan asset values and discount rate assumptions used to measure the benefit obligation.

Hexane Costs — The increase in expense during the quarter ended December 31, 2011 compared to the same quarter of the prior year reflects higher costs due to a regulatory ruling which allowed retroactive recovery of costs in 2010. The cost for hexane increased primarily due to higher commodity prices and additional volumes for new plants added in 2010.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Weather derivative benefits — The effects of hedging variations from normal weather in the District of Columbia for the three months ended December 31, 2011 and 2010 are recorded to operation and maintenance expense. Washington Gas recorded a gain of $2.2 million and a loss of $1.9 million related to weather derivatives as a direct result of warmer than normal weather in the quarter ended December 31, 2011 and colder than normal weather during the quarter ended December 31, 2010, respectively. The benefits or losses of the weather-related instruments are offset by the effect of weather on utility net revenues. In addition, net premiums received related to the weather derivatives were higher due to market expectations of weather.

Depreciation and Amortization. The increase of $1.3 million in depreciation and amortization is primarily attributed to growth in, and changes in the asset mix of, our investment in utility plant.

Retail Energy-Marketing Financial and Statistical Data

	Three Months Ended December 31,		Increase /
	2011	2010	(Decrease)
Operating Results (In millions)
Gross margins:
Operating revenues	$336.5	$379.4	$(42.9)
Less: Cost of energy	319.5	323.2	(3.7)
Revenue taxes	1.3	0.9	0.4
Total gross margins	15.7	55.3	(39.6)
Operation expenses	13.2	12.4	0.8
Depreciation and amortization	0.2	0.2	—
General taxes and other assessments	1.0	1.1	(0.1)
Operating income	1.3	41.6	(40.3)
Interest expense	0.1	—	0.1
Income tax expense	0.4	16.7	(16.3)
Net income	$0.8	$24.9	$(24.1)

Analysis of gross margins (In millions)
Natural gas
Realized margins	$12.9	$10.2	$2.7
Unrealized mark-to-market gains (losses)	(10.2)	9.9	(20.1)
Total gross margins — natural gas	2.7	20.1	(17.4)
Electricity Realized margins
Realized margins	23.2	14.7	8.5
Unrealized mark-to-market gains (losses)	(10.2)	20.5	(30.7)
Total gross margins — electricity	13.0	35.2	(22.2)
Total gross margins	$15.7	$55.3	$(39.6)

Other Retail-Energy Marketing Statistics
Natural gas
Therm sales (millions of therms)	182.7	216.5	(33.8)
Number of customers (end of period)	177,100	169,400	7,700
Electricity
Electricity sales (millions of kWhs)	2,513.9	2,446.5	67.4
Number of accounts (end of period)	194,400	168,300	26,100

The retail energy-marketing segment reported net income of $0.8 million for the three months ended December 31, 2011, compared to net income of $24.9 million reported for the same three-month period of the prior fiscal year.

The reduction in net income primarily reflects lower gross margins from electric and natural gas sales. Period-to-period comparisons of quarterly gross margins for this segment can vary significantly and are not necessarily representative of expected annualized results.

Gross margins from natural gas sales decreased $17.4 million in the current quarter of fiscal year 2012 when compared to the same quarter in the prior fiscal year. This decrease is primarily due to the unfavorable change in unrealized mark-to-market margins on energy-related derivatives of $20.1 million resulting from fluctuating market prices and lower retail sales volumes resulting from warmer weather, partially offset by an increase in realized margins of $2.7 million due to favorable spreads between retail prices and storage withdrawals and also between retail prices and declining spot prices.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Gross margins from electric sales in the current quarter decreased $22.2 million from the same quarter of the prior period. This decrease reflects a $30.7 million change in unrealized mark-to-market margins on energy-related derivatives from fluctuating market prices partially offset by an $8.5 million increase in realized margins due to favorable spreads between retail prices and declining spot prices and a more favorable pattern of quarterly margin recognition in the current quarter versus the same quarter of the prior year.

The retail energy-marketing segment’s increase in new electricity customer accounts compared to the prior year is primarily due to WGEServices being able to offer customers lower prices than utility standard offer service rates and the addition of new government and commercial accounts.

Commercial Energy Systems

The commercial energy systems segment reported net income of $0.3 million for the first quarter of fiscal year 2012, compared to a net loss of $2,000 reported for the same period of fiscal year 2011. This increase is due to the commencement of project work for government agency customers that was delayed in the prior year.

Wholesale Energy Solutions

The wholesale energy solutions segment reported net income of $5.2 million for the three months ended December 31, 2011, compared to net income of $0.1 million reported for the same period of the prior fiscal year. This increase is primarily due to the growth in asset optimization activity and unrealized gains on energy related derivatives.

Other Non-Utility

Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Results from our other non-utility activities reflect net losses of $0.3 million and $0.5 million for the three months ended December 31, 2011 and 2010, respectively.

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

Our ability to obtain adequate and cost effective financing depends on our credit ratings, the liquidity of financial markets, and investor demand for our securities. Our credit ratings depend largely on the financial performance of our subsidiaries, and a downgrade in our current credit ratings could require us to post additional collateral with our wholesale counterparties and adversely affect our borrowing costs, as well as our access to sources of liquidity and capital. Also potentially affecting access to short-term debt capital is the nature of any restrictions that might be placed upon us, such as ratings triggers or a requirement to provide creditors with additional credit support in the event of a determination of insufficient creditworthiness. During the three months ended December 31, 2011, WGL Holdings met its liquidity and capital needs through the retention of earnings and the issuance of commercial paper and common stock. Washington Gas met its liquidity and capital needs through the retention of earnings and the issuance of commercial paper. Both WGL Holdings and Washington Gas believe that they will be able to meet their liquidity and capital needs through fiscal year 2012 through a mixture of operating earnings, issuances of commercial paper, and in the case of Washington Gas, issuance of MTNs.

We have a goal to maintain our common equity ratio in the mid-50% range of total consolidated capital. The level of this ratio varies during the fiscal year due to the seasonal nature of our business. This seasonality is also evident in the variability of our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of our current assets are converted into cash at the end of the winter heating season. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for WGL Holdings and Washington Gas, and to allow access to capital at reasonable costs. As of December 31, 2011, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 65.1% common equity, 1.5% preferred stock and 33.4% long- term debt. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of Washington Gas and WGEServices and, to a lesser extent, other non-utility operations.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Our plans provide for sufficient liquidity to satisfy our financial obligations. At December 31, 2011, we did not have any restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.

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

During the first six months of our fiscal year, Washington Gas generates large sales volumes and its cash requirements peak when combined storage inventory, accounts receivable, and unbilled revenues are at their highest levels. During the last six months of our fiscal year, after the winter heating season, Washington Gas will typically experience a seasonal net loss due to reduced demand for natural gas. During this period, many of Washington Gas’ assets are converted into cash which Washington Gas generally uses to reduce and sometimes eliminate short-term debt and to acquire storage gas for the next heating season.

Washington Gas, WGEServices and CEV have seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating periods in which a large portion of the storage gas is sold. At December 31, 2011 and September 30, 2011 Washington Gas had balances in gas storage of $159.8 million and $166.1 million, respectively; WGEServices had balances in gas storage of $47.9 million and $61.0 million, respectively, and CEV had balances in gas storage of $113.4 million and $63.3 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. WGEServices and CEV collect revenues that are designed to reimburse their commodity costs used to supply their retail customer and wholesale counterparty contracts. Variations in the timing of cash receipts from customers under these collection methods can significantly affect short-term cash requirements. In addition, Washington Gas, WGEServices and CEV pay their respective commodity suppliers before collecting the accounts receivable balances resulting from these sales. WGEServices and CEV derive their funding to finance these activities from short-term debt issued by WGL Holdings. Additionally, Washington Gas, WGEServices and CEV may be required to post cash collateral for certain purchases. WGEServices and CEV may be required to provide parent guarantees from WGL Holdings for certain non-utility purchases.

Variations in the timing of collections of gas costs under Washington Gas’ gas cost recovery mechanisms can significantly affect short-term cash requirements. At December 31, 2011 and September 30, 2011, Washington Gas had a $9.5 million and $12.1 million net under-collection of unrecovered gas costs, respectively, reflected in current assets/liabilities as gas costs due from/to customers related to the most recent twelve month gas cost recovery cycle ended August 31 of each year. Most of this balance will be collected from customers in fiscal year 2012. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1st of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At December 31, 2011 and September 30, 2011 Washington Gas had a net regulatory liability of $39.9 million and net regulatory asset of $6.5 million, respectively, related to the current gas recovery cycle.

WGL Holdings and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. Bank credit balances available to WGL Holdings and Washington Gas net of commercial paper balances were $237.0 million and $235.0 million at December 31, 2011 and $360.6 million and $300.0 million at September 30, 2011, respectively. Refer to Note 3—Short-Term Debt of the Notes to the Consolidated Financial Statements for further information.

To manage credit risk, Washington Gas, WGEServices and CEV may require deposits from certain customers and suppliers, which are reported as current liabilities in “Customer deposits and advance payments,” in the accompanying balance sheet. At December 31, 2011 and September 30, 2011, “Customer deposits and advance payments” totaled $80.8 million and $78.1 million, respectively. For both periods, all of these deposits related to customer deposits for Washington Gas.

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

Long-Term Cash Requirements and Related Financing

Our long-term cash requirements primarily depend upon the level of capital expenditures, long-term debt maturities, and decisions to refinance long-term debt. Our capital expenditures primarily relate to adding new utility customers and system supply as well as maintaining the safety and reliability of Washington Gas’ distribution system. Refer to our 2011 Annual Report for a discussion of our long-term debt maturities.

On October 17 and 19, 2011, Washington Gas retired $7.0 million of 6.05% MTNs and $20.0 million of 6.00% MTNs, respectively. At December 31, 2011, Washington Gas had the capacity under a shelf registration to issue up to $375 million of additional Medium-Term Notes (MTNs). Washington Gas has authority from its regulators to issue other forms of debt, including private placements.

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

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Under the terms of WGL Holdings’ and Washington Gas’ credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). In addition, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation, and environmental warranties that might have a material effect. The failure to inform the lenders’ agent of changes in these areas deemed material in nature might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At December 31, 2011, we were in compliance with all of the covenants under our revolving credit facilities.

For certain of Washington Gas’ natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded to or below the lower of a BBB- rating by Standard & Poor’s or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’ credit rating declines, then the counterparty may require additional credit support. At December 31, 2011, Washington Gas would not be required to supply additional credit support by these arrangements if its long-term debt rating was to be downgraded one rating level.

WGL Holdings has guaranteed payments for certain purchases of natural gas and electricity on behalf of its wholly-owned subsidiaries; WGEServices and CEV (refer to our 2011 Annual Report for a further discussion of these guarantees). If the credit rating of WGL Holdings declines, WGEServices and CEV may be required to provide additional credit support for these purchase contracts. At December 31, 2011, WGEServices would be required to provide $12.3 million in additional credit support, and CEV would not be required to provide additional credit support, for these arrangements if the long-term debt rating of WGL Holdings was to be downgraded one rating level.

Cash Flows Provided by Operating Activities

The primary drivers for our operating cash flows are cash payments received from natural gas and electricity customers, offset by our payments for natural gas and electricity costs, operation and maintenance expenses, taxes and interest costs.

Net cash used in operating activities totaled $78.4 million for the three months ended December 31, 2011. Net cash used in operating activities reflects net income before preferred stock dividends, as adjusted for non-cash earnings and charges and changes in working capital including:

•

Accounts receivable and unbilled revenues—net increased $235.8 million from September 30, 2011, primarily due to increased sales volumes to customers during our winter heating season and increased sales volumes associated with Washington Gas’ asset optimization program.

•	Storage gas inventory cost levels increased $30.7 million from September 30, 2011 primarily due to higher volumes related to CEV asset optimization activities.

•

Gas costs (current and deferred) and other regulatory assets / liabilities—net decreased $27.5 million from September 30, 2011 primarily due to an increase in the unbilled cost of gas and a decrease in mark-to-market adjustments, partially offset by an increase in purchased gas cost net of recoveries.

•

Accounts payable and other accrued liabilities increased $25.8 million, due to a seasonal increase in the volumes of natural gas purchases and increased trading activity in CEV, partially offset by lower gas prices. Volumes increased both for deliveries to customers for the winter heating season and for Washington Gas’ asset optimization program.

•	Accrued taxes increased $12.8 million from September 30, 2011 primarily due to an increase in fuel taxes in Maryland and the District of Columbia.

•	Other current assets increased $37.6 million primarily due to net changes in the valuation of energy related derivative contracts.

•	Other current liabilities increased $23.6 million primarily due to net changes in the valuation of energy related derivative contracts.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities totaled $143.0 million for the three months ended December 31, 2011, reflecting the issuance of $188.6 million of notes payable, partially offset by the retirement of $27.0 million of long-term debt and dividends on common and preferred stock of $18.9 million.

Cash Flows Used in Investing Activities

During the three months ended December 31, 2011, cash flows used in investing activities totaled $63.4 million, which primarily consists of capital expenditures made on behalf of Washington Gas. In addition, investing activities also reflects additional investments in commercial Solar Photovoltaic (Solar PV) facilities and investments in a tax partnership to directly fund residential Solar PV facilities.

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

Reference is made to the “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” section of Management’s Discussion in our 2011 Annual Report for a detailed discussion of our contractual obligations. Note 4 of the Notes to Consolidated Financial Statements in our 2011 Annual Report includes a discussion of long-term debt, including debt maturities. Note 13 of the Notes to Consolidated Financial Statements in our 2011 Annual Report reflects information about the various contracts of Washington Gas, WGEServices and CEV. Additionally, refer to Note 13 of the Notes to Consolidated Financial Statements in this quarterly report.

There have been no significant changes to contractual obligations in the three month period ended December 31, 2011.

Construction Project Financing

To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’ customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a receivable representing its customers’ obligations to remit principal and interest and a long-term payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the receivable to the lender and removes both the receivable and the long-term financing from its financial statements. As of December 31, 2011 and September 30, 2011, work on these construction projects that was not completed or accepted by customers was valued at $1.1 million and $4.2 million, respectively, which are recorded on the balance sheet as a receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Construction projects are financed primarily for government agencies, which Washington Gas considers to have minimal credit risk. Based on this assessment and previous collection experience, Washington Gas did not record a corresponding reserve for bad debts related to these receivables at December 31, 2011 and September 30, 2011, respectively.

Financial Guarantees

WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of WGEServices and for certain purchase commitments on behalf of CEV. At December 31, 2011, these guarantees totaled $530.5 million and $113.6 million for WGEServices and CEV, respectively. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from counterparties when required by our credit policy (refer to the section entitled “Credit Risk” for a further discussion of our credit policy). WGL Holdings also issued guarantees totaling $3.0 million at December 31, 2011 on behalf of certain of our non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $647.1 million, $5.0 million expired on January 13, 2012, $4.8 million is due to expire on April 30, 2012 and $22.2 million is due to expire on October 31, 2012. The remaining guarantees do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations that had been created under the guarantees prior to the effective date of the cancellation.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Effective October 1, 2011, WGL Holdings began charging to its subsidiaries guarantee fees in an amount equal to the daily guarantee exposure multiplied by a monthly weighted average interest rate. During the three months ended December 31, 2011, the total fees charged by WGL Holdings to its subsidiaries were $0.1 million. These fees have been eliminated in the accompanying consolidated financial statements of WGL Holdings.

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

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

A large portion of the gas delivered from the Cove Point LNG terminal comes to the Washington Gas service territory as a result of Washington Gas’ multiple delivery points on the Cove Point pipeline and from three interstate natural gas transmission pipelines also interconnected with the Cove Point pipeline, each of which serves Washington Gas from delivery points downstream of its Cove Point pipeline interconnect. The composition of the vaporized LNG received from the Cove Point LNG terminal resulted in increased leaks in mechanical couplings on a portion of our distribution system that directly receives the Cove Point gas. The vaporized Cove Point gas contains a low concentration of HHCs, which caused the seals on those mechanical couplings to shrink increasing the propensity for the coupling to leak. Independent laboratory tests performed on behalf of Washington Gas have shown that, in a laboratory environment, the injection of HHCs into the type of gas coming from the Cove Point LNG terminal can be effective in re-swelling the seals in couplings which increases their sealing force and in turn, reduces the propensity for the affected couplings to leak.

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

The current planned mechanical coupling remediation and replacement work includes a planned $62.0 million, 5-year, mechanically coupled pipe replacement program approved by the SCC of VA on April 21, 2011 as part of Washington Gas’ SAVE filing and the continuation of the December 16, 2009 settlement in the District of Columbia that includes a targeted mechanically coupled pipe replacement and encapsulation program which is estimated to cost $28.0 million and is expected to take approximately seven years to complete. Rate recovery of the expenditures has been approved by the SCC of VA and the District of Columbia Public Service Commission. Additionally, Washington Gas has budgeted approximately $47.0 million related to a planned 5-year mechanically coupled pipe replacement program in Maryland.

Additional operating expenses and capital expenditures may be necessary to contend with leaks that may accompany the receipt of increased volumes of low HHC gas into Washington Gas’ distribution system. Such additional operating expenses and capital expenditures may not be timely enough to mitigate the challenges posed by increased volumes of low HHC gas, potentially resulting in leakage from mechanical couplings at a rate that could compromise the safety of our distribution system. Additional legal or regulatory remedies may be necessary to protect the Washington Gas distribution system and its customers from the adverse effects of such gas.

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

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

CEV enters into transactions with wholesale counterparties to optimize its portfolio of owned and managed natural gas assets. Any failure of wholesale counterparties to deliver natural gas under existing contracts could cause financial exposure for the difference between the price at which CEV has contracted to buy these commodities and their replacement cost. To the extent that CEV sells natural gas to these wholesale counterparties, CEV may be exposed to payment risk if it is in a net receivable position. In addition, CEV enters into contracts with third parties to hedge the costs of natural gas. Depending on the ability of the third parties to fulfill their commitments, CEV could be at risk for financial loss.

Washington Gas, WGEServices and CEV have an existing credit policy that is designed to mitigate credit risks through a requirement for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. In accordance with this policy, Washington Gas, WGEServices and CEV have each obtained credit enhancements from certain of its counterparties. If certain counterparties or their guarantors meet the policy’s credit worthiness criteria, Washington Gas, WGEServices and CEV may grant unsecured credit to those counterparties or their guarantors. The credit worthiness of all counterparties is continuously monitored.

Washington Gas, WGEServices and CEV are also subject to the collateral requirements of their counterparties. At December 31, 2011, Washington Gas, WGEServices and CEV had provided $5.2 million, $15.8 million and $12.0 million in cash collateral to counterparties, respectively.

The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of December 31, 2011 for Washington Gas, WGEServices and CEV, separately.

Credit Exposure to Wholesale Counterparties (In millions)

Rating(a)	Exposure Before Credit Collateral(b)	Offsetting Credit Collateral Held(c)	Net Exposure	Number of Counterparties Greater Than 10%(d)	Net Exposure of Counterparties Greater Than 10%
Washington Gas
Investment Grade	$15.2	$—	$15.2	2	$10.4
Non-Investment Grade	3.7	—	3.7	1	3.7
No External Ratings	0.2	—	0.2	—	—

WGEServices
Investment Grade	$0.1	$—	$0.1	2	$0.1

CEV
Investment Grade	$13.3	$—	$13.3	2	$10.7
No External Ratings	4.3	—	4.3	1	2.5

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

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives during the quarter ended December 31, 2011:

Regulated Utility Segment

Changes in Fair Value of Energy-Related Derivatives

(In millions)
Net liabilities at September 30, 2011	$(3.2)
Net fair value of contracts entered into during the period	9.1
Other changes in net fair value	4.9
Realized net settlement of derivatives	(5.3)
Net assets at December 31, 2011	$5.5

Regulated Utility Segment

Roll Forward of Energy-Related Derivatives

(In millions)
Net liabilities at September 30, 2011	$(3.2)
Recorded to income	2.6
Recorded to regulatory assets/liabilities	11.4
Realized net settlement of derivatives	(5.3)
Net assets at December 31, 2011	$5.5

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The maturity dates of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives recorded at fair value at December 31, 2011, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Regulated Utility Segment

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
(In millions)	Total	Remainder 2012	2013	2014	2015	2016	Thereafter
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	7.1	0.3	3.0	1.6	2.2	—	—
Level 3 — Significant unobservable inputs	(1.6)	(1.4)	(4.3)	(1.9)	1.4	2.7	1.9
Total net assets (liabilities) associated with our energy-related derivatives	$5.5	$(1.1)	$(1.3)	$(0.3)	$3.6	$2.7	$1.9

Refer to Notes 9 and 10 —Derivative and Fair Value of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.

Price Risk Related to the Non-Utility Segments

Retail Energy Marketing. Our retail energy-marketing subsidiary, WGEServices, sells natural gas and electricity to retail customers at both fixed and indexed prices. WGEServices must manage daily and seasonal demand fluctuations for these products with its suppliers. Price risk exists to the extent WGEServices does not closely match the timing and volume of natural gas and electricity it purchases with the related fixed price or indexed sales commitments. WGEServices’ risk management policies and procedures are designed to minimize this risk.

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

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Retail Energy Marketing Segment

Changes in Fair Value of Energy-Related Derivatives

(In millions)
Net liabilities at September 30, 2011	$(21.4)
Net fair value of contracts entered into during the period	(3.7)
Other changes in net fair value	(29.8)
Realized net settlement of derivatives	12.1
Net liabilities at December 31, 2011	$(42.8)

Retail Energy Marketing Segment

Roll Forward of Energy-Related Derivatives

(In millions)
Net liabilities at September 30, 2011	$(21.4)
Recorded to income	(32.6)
Recorded to accounts payable	(0.9)
Net option premium payments	-
Realized net settlement of derivatives	12.1
Net liabilities at December 31, 2011	$(42.8)

The maturity dates of our net assets (liabilities) associated with the retail energy marketing segments’ energy-related derivatives recorded at fair value at December 31, 2011 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Retail Energy Marketing Segment

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
(In millions)	Total	Remainder 2012	2013	2014	2015	2016	Thereafter
Level 1 — Quoted prices in active markets	$-	$-	$-	$-	$-	$-	$-
Level 2 — Significant other observable inputs	(34.0)	(19.6)	(10.9)	(3.4)	(0.1)	-	-
Level 3 — Significant unobservable inputs	(8.8)	(8.2)	(2.7)	1.8	0.3	-	-
Total net assets (liabilities) associated with our energy-related derivatives	$(42.8)	$(27.8)	$(13.6)	$(1.6)	$0.2	$-	$-

Refer to Notes 9 and 10 —Derivative and Fair Value of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.

Wholesale Energy Solutions. CEV engages in wholesale commodity transactions to optimize its owned and managed capacity assets. Depending upon the nature of its forward hedges, CEV may be exposed to fluctuations in mark-to-market valuations based on changes in forward price curves.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the non-utility segments’ energy-related derivatives for both natural gas and electricity during the three months ended December 31, 2011:

Wholesale Energy Solutions Segment

Changes in Fair Value of Energy-Related Derivatives

(In millions)
Net assets at September 30, 2011	$8.1
Net fair value of contracts entered into during the period	22.4
Other changes in net fair value	1.1
Realized net settlement of derivatives	(8.8)
Net assets at December 31, 2011	$22.8

Wholesale Energy Solutions Segment

Roll Forward of Energy-Related Derivatives

(In millions)
Net assets at September 30, 2011	$8.1
Recorded to income	23.5
Recorded to accounts payable	-
Net option premium payments	-
Realized net settlement of derivatives	(8.8)
Net assets at December 31, 2011	$22.8

The maturity dates of our net assets (liabilities) associated with the wholesale energy solutions segments’ energy-related derivatives recorded at fair value at December 31, 2011 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Wholesale Energy Solutions Segment

Maturity of Net Assets Associated with our Energy-Related Derivatives

	Years Ended September 30,
(In millions)	Total	Remainder 2012	2013	2014	2015	2016	Thereafter
Level 1 — Quoted prices in active markets	$-	$-	$-	$-	$-	$-	$-
Level 2 — Significant other observable inputs	22.8	15.7	6.8	0.3	-	-	-
Level 3 — Significant unobservable inputs	-	-	-	-	-	-	-
Total net assets associated with our energy-related derivatives	$22.8	$15.7	$6.8	$0.3	$-	$-	$-

Refer to 9 and 10 —Derivative and Fair Value of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.

Value-at-Risk. WGEServices measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGEServices’ value-at-risk at December 31, 2011 was approximately $2,000 and $46,000, related to its natural gas and electric portfolios, respectively.

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

Billing Adjustment Mechanisms. In Maryland, Washington Gas has an RNA billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. In Virginia, Washington Gas has a WNA billing adjustment mechanism that is designed to eliminate the effect of variations in weather from normal levels on utility net revenues. Additionally, as part of the CARE, Washington Gas has a CRA mechanism, which, coupled with the WNA, eliminates the effect of both weather and other factors such as conservation for residential customers in Virginia. In the District of Columbia, Washington Gas filed a revised tariff application seeking approval of an RNA. A commission decision was issued on December 17, 2010, wherein the Commission determined that it would be more appropriate to consider Washington Gas’ RNA proposal in the context of a fully litigated base rate case. Washington Gas filed an application for reconsideration on January 18, 2011. On February 28, 2011, the PSC of DC denied Washington Gas’ application for reconsideration, affirming its previous rulings that the matter should be reviewed in a base rate case. For a discussion of current rates and regulatory matters, refer to the section entitled “Rates and Regulatory Matters” in Management’s Discussion for Washington Gas.

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

Weather Derivatives. On August 12, 2011, Washington Gas executed heating degree day (HDD) weather derivative contracts to manage its financial exposure to variations from normal weather in the District of Columbia for fiscal year 2012 resulting in a net premium payment to Washington Gas of $0.8 million. Under these contracts, Washington Gas purchased protections against net revenue shortfalls due to warmer-than-normal weather and sold colder-than-normal weather benefits.

WGEServices utilizes HDD derivatives from time to time to manage weather risks related to its natural gas and electricity sales. WGEServices also utilizes cooling degree day (CDD) derivatives to manage weather risks related to its electricity sales during the summer cooling season. These derivatives cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in HDDs or CDDs. Refer to Note 9—Derivatives of the Notes to Consolidated Financial Statements for a further discussion of the accounting for these weather-related instruments.

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

Washington Gas’ net income applicable to its common stock was $44.2 million and $40.4 million for the three months ended December 31, 2011 and 2010, respectively. Changes in the composition of earnings from the prior period are primarily due to: (i) an increase in unrealized margins associated with our asset optimization program; (ii) an increase in revenues due to the implementation of new rates in Maryland and Virginia and (iii) an increase in revenues related to growth of more than 9,300 average active customer meters. Partially offsetting these increases were: (i) a decrease in realized margins associated with our asset optimization program; (ii) an increase in direct labor costs and incentive plan benefit costs; (iii) higher operating expenses primarily attributable to system safety programs and workforce planning initiatives; (iv) higher depreciation expense due to the growth in, and changes in the asset mix of, our investment in utility plant; (v) an increase in the effective tax rate and (vi) higher employee benefit expense primarily due to changes in pension and retiree medical plan valuation assumptions.

Key gas delivery, weather and meter statistics are shown in the table below for the three months ended December 31, 2011 and 2010.

Gas Deliveries, Weather and Meter Statistics

	Three Months Ended
	December 31,		Increase/
	2011	2010	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	232.7	301.2	(68.5)
Gas delivered for others	140.7	166.8	(26.1)
Total firm	373.4	468.0	(94.6)
Interruptible
Gas sold and delivered	0.7	0.8	(0.1)
Gas delivered for others	71.9	86.3	(14.4)
Total interruptible	72.6	87.1	(14.5)
Electric generation—delivered for others	7.8	16.3	(8.5)
Total deliveries	453.8	571.4	(117.6)

Degree Days
Actual	1,194	1,505	(311)
Normal	1,350	1,346	4
Percent colder (warmer) than normal	(11.6)%	11.8%	n/a
Average active customer meters	1,088,528	1,079,141	9,387
New customer meters added	3,456	2,827	629

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

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

During the quarter ended December 31, 2011 total gas deliveries to firm customers were 373.4 million therms, a decrease of 94.6 million therms from 468.0 million therms delivered in the same quarter of the prior fiscal year. This comparison in natural gas deliveries to firm customers primarily reflects warmer weather in the current quarter than in the same quarter of the prior year, partially offset by an increase in average active customer meters of 9,387.

Weather, when measured by HDDs was 11.6% warmer than normal for the first quarter of fiscal year 2012, compared to 11.8% colder than normal for the same quarter of fiscal year 2011. Including the effects of our weather protection strategy, there were no material effects on net income attributed to colder or warmer than normal weather on either the quarter ended December 31, 2011 or 2010.

Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers decreased by 14.5 million therms in the first quarter of fiscal year 2012 compared to the same quarter of the prior fiscal year, reflecting decreased demand due to warmer weather.

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

Gas Service for Electric Generation. Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the three months ended December 31, 2011, deliveries to these customers decreased by 8.5 million therms when compared to the same quarter of the prior year. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources for Washington Gas are substantially the same as the liquidity and capital resources discussion included in the Management’s Discussion of WGL Holdings (except for certain items and transactions that pertain to WGL Holdings and its unregulated subsidiaries). Those explanations are incorporated by reference into this discussion.

RATES AND REGULATORY MATTERS

Washington Gas determines its request to modify existing rates based on the level of net investment in plant and equipment, operating expenses and the need to earn a just and reasonable return on invested capital. The following is an update of significant current regulatory matters in each of Washington Gas’ jurisdictions. For a more detailed discussion of the matters below, refer to our 2011 annual report for the fiscal year ended September 30, 2011.

District of Columbia Jurisdiction

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

District of Columbia Base Rate Case. On November 2, 2011, the PSC of DC docketed a proceeding to investigate the reasonableness of Washington Gas’ base rates and charges. The PSC of DC required Washington Gas to file a base rate case no later than 90 days from the date of the order. On November 29, 2011, Washington Gas requested an additional 30 days to file its base rate case and requested that the PSC of DC consolidate the proceeding related to Washington Gas’ depreciation rates and practices, referenced above, into the base rate proceeding. On December 8, 2011, the PSC of DC approved Washington Gas’ request for an extension of time in which to file its base rate application but did not address whether the proceedings would be consolidated. Accordingly, Washington Gas must file its base rate request by March 1, 2012.

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

On September 9, 2011, the PSC of MD issued an order approving purchased gas charges of Washington Gas for the twelve-month period ending August 2009, except for an undetermined amount related to excess gas deliveries by competitive service providers (CSP) which were cashed-out by Washington Gas. The PSC of MD found that the cash-out of excess deliveries was in violation of Washington Gas’ tariff and that Washington Gas should not have cashed-out the excess deliveries by CSPs, but rather should have eliminated the imbalances through volumetric adjustments in the future and designated that the hearing examiner in a separate proceeding determine whether civil penalties should be levied against Washington Gas. In accordance with generally accepted accounting principles, Washington Gas recorded a $5.3 million estimated regulatory liability associated with this decision during the fourth quarter of fiscal year 2011. On October 11, 2011, Washington Gas filed an application for rehearing of the order with respect to the decision that a violation of the tariff occurred and that civil penalties might be levied. Washington Gas requested that the PSC of MD find that Washington Gas is authorized to cash-out CSP account imbalances under its tariff and therefore is not subject to civil penalties. On January 3, 2012, the PSC of MD issued an order denying Washington Gas’ request for rehearing. Pending the ultimate decision of the PSC of MD, if recovery from ratepayers is denied, further action may be taken with respect to recovery from the CSPs.

Investigation of Asset Management and Gas Purchase Practices. In 2008, the Office of Staff Counsel of the PSC of MD submitted a petition to the PSC of MD to establish an investigation into Washington Gas’ asset management program and cost recovery of its gas purchases.

In November 2009, the POHE approved Washington Gas’ proposal for the sharing of margins from asset optimization between Washington Gas and customers and its current methodology for pricing storage injections.

Subsequently, both the MD Staff and the OPC filed notices of appeal of the POHE followed by a memorandum on appeal in support of their positions. In January 2010, Washington Gas filed a reply memorandum in response to the Staff of the PSC of MD and the MD OPC’s memoranda on appeal. A decision by the PSC of MD is pending.

Maryland Base Rate Case. On November 14, 2011, the PSC of MD issued an order authorizing: (i) an annual revenue increase of $8.4 million as compared to Washington Gas’ revised request of $27.8 million; (ii) a rate of return on common equity of 9.60% and an overall rate of return of 8.09%; and (iii) an end of test period equity ratio of 57.88%. The order also authorized Washington Gas to implement the initial 5-year phase of the accelerated pipe replacement plan, but denied the proposed cost recovery mechanism; and disallowed the amortization of costs to achieve under Washington Gas’ BPO agreement.

On December 14, 2011, Washington Gas filed a petition for rehearing and clarification of the PSC of MD’s November 14, 2011 order to (i) correct the methodology used to calculate the adjustment related to interest synchronization, which would increase the revenue requirement determined by the PSC of MD in its order by $0.7 million, (ii) correct the omission of an adjustment related to “Other Tax Adjustments,” which would increase the revenue requirement by an additional $2.4 million, and (iii) reverse the decision to disallow $1.0 million of Washington Gas’ test period costs to achieve Washington Gas’ BPO outsourcing agreement. Washington Gas also requested clarification related to implementation of the accelerated pipe replacement plan and what annual reporting requirements may apply. A commission decision is pending.

Virginia Jurisdiction

Conservation and Ratemaking Efficiency Plan. On July 22, 2010, Washington Gas filed an amendment to the CARE Plan to include small commercial and industrial customers in Virginia. The application included a portfolio of conservation and energy efficiency programs, an associated cost recovery provision and a decoupling mechanism that will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts. On November 18, 2010, the SCC of VA issued an order that denied Washington Gas’ application. The SCC of VA found that Washington Gas’ current tariff and its underlying class cost of service and revenue apportionment studies do not segregate small versus large customers and that only small customers qualify under the CARE law. The SCC of VA stated that Washington Gas could amend the underlying tariff and studies in connection with its required 2011 base rate case filing. Such a tariff amendment was proposed in the new base rate case filing made with the SCC of VA, which is pending a commission decision.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (concluded)

Steps to Advance Virginia’s Energy Plan. On September 1, 2011, Washington Gas filed an application with the SCC of VA for approval to implement its 2012 SAVE rider, effective from January 1, 2012 up to December 31, 2012. The estimated amount, $29.8 million, will be allocated among Washington Gas’ four approved SAVE plan projects as follows: (i) bare and/or unprotected steel service replacement program—$10.3 million; (ii) bare and unprotected steel main replacement program—$2.1 million; (iii) mechanically coupled pipe replacement program—$17.1 million and (iv) enhancement of Optimain decision support computer program—$0.3 million. On November 28, 2011, the SCC of VA issued an order approving Washington Gas’ SAVE rider effective with customer bills rendered on and after January 1, 2012. On January 3, 2012, Washington Gas filed revised tariffs reflecting the current SAVE rider in effect.

Virginia Base Rate Case. On January 31, 2011, Washington Gas filed a request with the SCC of VA for a $29.6 million annual increase in revenues. The filing was made pursuant to the settlement agreement reached by the parties and approved by the SCC of VA in Washington Gas’ last base rate case, which resulted in a Performance-Based Rate (PBR) plan. On May 12, 2011, Washington Gas revised its requested revenue increase from $29.6 million to $28.5 million as a result of new proposed depreciation rates. Interim rates went into effect on October 1, 2011 with the requested increase subject to refund pending a final commission decision.

On October 6, 2011 the staff filed testimony in this proceeding recommending a revenue increase of $12.3 million with a proposed return on common equity of 9.0%. Additionally, the staff recommended that all asset optimization revenues be shared with 75.0% directed to ratepayers and 25.0% to shareholders after an initial $2.7 million credit to ratepayers. In connection with this case and in another case, the staff took exception to the regulatory asset that had been established in 2010 for the change in the tax treatment of Med D. Based on this position, Washington Gas determined that the recovery of the asset was not probable and recorded a $4.7 million charge to income tax expense to write-off the regulatory asset during the fourth quarter of fiscal year 2011.

On November 30, 2011, Washington Gas filed a stipulation to reflect settlement terms to which Washington Gas, the Staff, and other stipulating parties to the settlement agreed. The Apartment and Office Building Association (AOBA) did not support this stipulation. In the stipulation, the settling parties agreed to a $20.0 million rate increase, a 9.75% return on equity, an 8.261% overall rate of return, and a provision for sharing margins from asset optimization activities between Washington Gas and customers which includes a $3.2 million annual guarantee. Evidentiary hearings were held on December 5 and 6, 2011. Post-hearing briefs were filed on January 26, 2012. A commission decision is pending.

Affiliate Transactions. On June 16, 2011, Washington Gas submitted an application to the SCC of VA requesting approval of three affiliate transactions with CEV: (i) the transfer to CEV of the remainder of the term of two agreements for natural gas storage service at the Washington Storage Service (WSS) and Eminence Storage Service (ESS) storage fields; (ii) the sale to CEV of any storage gas balances associated with the WSS and ESS agreements; and (iii) the assignment to CEV of Washington Gas’ rights to buy base gas in the WSS storage field. Washington Gas proposed to make these affiliate transactions by September 30, 2011, coincident with the expiration of its PBR plan approved by the SCC of VA in a separate proceeding. On September 14, 2011, the SCC of VA issued an order denying Washington Gas’ application to transfer Washington Gas’ contracts for certain storage capacity resources to its affiliate, CEV. On October 4, 2011, Washington Gas filed a petition for reconsideration on this proceeding. On October 5, 2011, the SCC of VA granted Washington Gas’ request that the matter be reconsidered, but has not made a final ruling on Washington Gas’ petition for reconsideration. On December 6, 2011, the VA Staff submitted a supplement to action brief seeking to provide evidence to the commission that ratepayers have been funding the WSS and ESS assets during the PBR period based on the netting of costs associated with those assets when calculating net revenues. Washington Gas submitted comments rejecting the Staff position and showing that the ratepayers had not funded these assets. These comments were appended to the VA Staff’s brief on December 9, 2011. A commission decision is pending.

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

ITEM 4. CONTROLS AND PROCEDURES

Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that WGL Holdings’ disclosure controls and procedures are effective. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by WGL Holdings in the reports that it files or submits under the Exchange Act is accumulated and communicated to senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in the internal control over financial reporting of WGL Holdings during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL Holdings.

WGL Holdings, Inc.

Washington Gas Light Company

Part II—Financial Information

ITEM 1. LEGAL PROCEEDINGS

The nature of our business ordinarily results in periodic regulatory proceedings before various state and federal authorities and litigation incidental to the business. For information regarding pending federal and state regulatory matters, see Note 13 — Commitments and Contingencies, contained in Part 1 under the Notes to Consolidated Financial Statements.

On December 30, 2011, a complaint was filed against Washington Gas Light Company (Washington Gas) in the Superior Court of the District of Columbia. The complaint was filed on behalf of six plaintiffs who are collectively seeking damages in the amount of $110 million. The plaintiffs in the case are: Stephen D. Vermillion III, Jennifer Vermillion, Anna Cederberg Heard, C.J.C. (a minor), and Adrienne Connolly and James Connolly.

Pursuant to the complaint, the plaintiffs have sued Washington Gas for various personal injuries and damages allegedly related to, and negligently caused by, pollutants located at Washington Gas’ East Station site at which a manufactured gas plant was formerly operated. The East Station site is adjacent to the Anacostia River in Washington, DC.

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

Washington Gas Light Company Charter, filed on Form S-3 dated July 21, 1995.

WGL Holdings, Inc. Charter, filed on Form S-4 dated February 2, 2000.

Bylaws of WGL Holdings, Inc. as amended on March 5, 2009, filed as Exhibit 3(ii) to Form 8-K on March 6, 2009.

Bylaws of Washington Gas Light Company as amended on December 16, 2011, filed as Exhibit 3(ii) to Form 8-K on December 21, 2011.

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

WGL Holdings, Inc.

Washington Gas Light Company

Signature

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

WGL HOLDINGS, INC.
and
WASHINGTON GAS LIGHT COMPANY
(Co-registrants)

Date: February 3, 2012	/s/ William R. Ford
William R. Ford
Controller (Principal Accounting Officer)