Form 10-Q
period 2012-03-31
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2012-05-03
CIK 104819, 1103601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

WGL Holdings, Inc. common stock, no par value, outstanding as of April 30, 2012: 51,535,032 shares.

All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of April 30, 2012.

WGL Holdings, Inc.

Washington Gas Light Company

For the Quarter Ended March 31, 2012

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

(ii)

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

(iii)

WGL Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

Part I—Financial Information

Item 1—Financial Statements

(In thousands)	March 31, 2012	September 30, 2011
ASSETS
Property, Plant and Equipment
At original cost	$3,664,921	$3,575,973
Accumulated depreciation and amortization	(1,117,287)	(1,086,072)
Net property, plant and equipment	2,547,634	2,489,901
Current Assets
Cash and cash equivalents	97,200	4,332
Receivables
Accounts receivable	347,991	205,950
Gas costs and other regulatory assets	33,942	14,364
Unbilled revenues	147,115	94,078
Allowance for doubtful accounts	(19,263)	(17,969)
Net receivables	509,785	296,423
Materials and supplies—principally at average cost	26,606	27,113
Storage gas	175,688	290,394
Deferred income taxes	19,717	18,816
Other prepayments	32,471	63,839
Derivatives	65,185	16,248
Other	14,525	7,568
Total current assets	941,177	724,733
Deferred Charges and Other Assets
Regulatory assets
Gas costs	—	16,798
Pension and other post-retirement benefits	453,331	471,378
Other	63,466	69,279
Derivatives	28,212	11,721
Other	31,192	25,224
Total deferred charges and other assets	576,201	594,400
Total Assets	$4,065,012	$3,809,034

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,292,414	$1,202,715
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	585,804	587,213
Total capitalization	1,906,391	1,818,101
Current Liabilities
Current maturities of long-term debt	25,071	77,104
Notes payable	131,890	39,421
Accounts payable and other accrued liabilities	258,818	279,434
Wages payable	16,974	16,949
Accrued interest	3,673	3,880
Dividends declared	20,944	20,256
Customer deposits and advance payments	70,577	78,139
Gas costs and other regulatory liabilities	35,751	7,843
Accrued taxes	69,125	16,925
Derivatives	62,284	31,851
Other	10,159	4,938
Total current liabilities	705,266	576,740
Deferred Credits
Unamortized investment tax credits	16,450	11,656
Deferred income taxes	547,803	527,189
Accrued pensions and benefits	386,395	397,460
Asset retirement obligations	68,497	66,928
Regulatory liabilities
Gas costs	13,457	—
Accrued asset removal costs	326,662	326,154
Other	16,623	18,574
Derivatives	22,290	15,066
Other	55,178	51,166
Total deferred credits	1,453,355	1,414,193
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$4,065,012	$3,809,034

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Income (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands, except per share data)	2012	2011	2012	2011
OPERATING REVENUES
Utility	$460,700	$561,297	$824,847	$970,591
Non-utility	378,744	455,924	742,354	842,504
Total Operating Revenues	839,444	1,017,221	1,567,201	1,813,095
OPERATING EXPENSES
Utility cost of gas	188,475	286,570	343,784	495,190
Non-utility cost of energy-related sales	356,114	422,325	691,976	751,118
Operation and maintenance	85,057	87,531	166,681	165,099
Depreciation and amortization	24,106	22,647	48,346	45,291
General taxes and other assessments	47,281	54,203	84,078	94,675
Total Operating Expenses	701,033	873,276	1,334,865	1,551,373
OPERATING INCOME	138,411	143,945	232,336	261,722
Other Income (Loss)—Net	1,953	(1,320)	2,994	(432)
Interest Expense
Interest on long-term debt	9,430	10,123	19,092	19,897
AFUDC and other, net	91	249	251	421
Total Interest Expense	9,521	10,372	19,343	20,318
INCOME BEFORE INCOME TAXES	130,843	132,253	215,987	240,972
INCOME TAX EXPENSE	56,334	52,495	90,710	95,652
NET INCOME	$74,509	$79,758	$125,277	$145,320
Dividends on Washington Gas preferred stock	330	330	660	660
NET INCOME APPLICABLE TO COMMON STOCK	$74,179	$79,428	$124,617	$144,660
AVERAGE COMMON SHARES OUTSTANDING
Basic	51,511	51,143	51,473	51,104
Diluted	51,561	51,242	51,546	51,191
EARNINGS PER AVERAGE COMMON SHARE
Basic	$1.44	$1.55	$2.42	$2.83
Diluted	$1.44	$1.55	$2.42	$2.83
DIVIDENDS DECLARED PER COMMON SHARE	$0.4000	$0.3875	$0.7875	$0.7650

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Six Months Ended March 31,
(In thousands)	2012	2011
OPERATING ACTIVITIES
Net income	$125,277	$145,320
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Depreciation and amortization	48,346	45,291
Amortization of:
Other regulatory assets and liabilities—net	470	1,832
Debt related costs	441	432
Deferred income taxes—net	25,617	35,784
Accrued/deferred pension cost	9,708	10,051
Compensation expense related to equity awards	3,203	1,415
Provision for doubtful accounts	12,187	12,352
Other non-cash charges (credits)—net	3,635	(1,247)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(205,971)	(246,326)
Gas costs and other regulatory assets/liabilities—net	8,330	54,864
Storage gas	114,706	158,718
Other prepayments	31,368	34,279
Accounts payable and other accrued liabilities	(10,108)	65,249
Wages payable	25	585
Customer deposits and advance payments	(7,562)	(7,701)
Accrued taxes	52,200	49,883
Accrued interest	(207)	(28)
Other current assets	(55,387)	6,463
Other current liabilities	35,654	(26,819)
Deferred gas costs—net	30,255	(19,579)
Deferred assets—other	4,048	32,621
Deferred liabilities—other	(18,386)	(17,027)
Other—net	76	1,872
Net Cash Provided by Operating Activities	207,925	338,284
FINANCING ACTIVITIES
Common stock issued	1,343	7,105
Long-term debt issued	—	75,000
Long-term debt retired	(52,000)	(30,000)
Debt issuance costs	—	(155)
Notes payable issued (retired)—net	92,469	(84,717)
Dividends on common stock and preferred stock	(37,906)	(39,234)
Other financing activities—net	(695)	(3,692)
Net Cash Provided by (Used in) Financing Activities	3,211	(75,693)
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(109,832)	(74,984)
Investments in non-utility interests	(11,157)	(6,452)
Distributions from non-utility interests	2,721	—
Net Cash Used in Investing Activities	(118,268)	(81,436)
INCREASE IN CASH AND CASH EQUIVALENTS	92,868	181,155
Cash and Cash Equivalents at Beginning of Year	4,332	8,849
Cash and Cash Equivalents at End of Period	$97,200	$190,004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid—net	$20,644	$1,509
Interest paid	$19,824	$20,295
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$(1,393)	$873
Capital expenditures included in accounts payable and other accrued liabilities	$16,492	$9,983

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Balance Sheets (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

(In thousands)	March 31, 2012	September 30, 2011
ASSETS
Property, Plant and Equipment
At original cost	$3,587,695	$3,509,564
Accumulated depreciation and amortization	(1,090,486)	(1,060,990)
Net property, plant and equipment	2,497,209	2,448,574
Current Assets
Cash and cash equivalents	94,214	1,353
Receivables
Accounts receivable	183,678	81,778
Gas costs and other regulatory assets	33,942	14,364
Unbilled revenues	48,541	13,888
Allowance for doubtful accounts	(17,021)	(15,863)
Net receivables	249,140	94,167
Materials and supplies—principally at average cost	26,560	27,061
Storage gas	66,937	166,054
Deferred income taxes	18,840	15,748
Other prepayments	16,934	30,601
Receivables from associated companies	3,771	21,167
Derivatives	7,991	1,311
Other	6,308	1,154
Total current assets	490,695	358,616
Deferred Charges and Other Assets
Regulatory assets
Gas costs	—	16,798
Pension and other post-retirement benefits	450,570	468,522
Other	63,465	69,277
Derivatives	13,724	8,739
Other	6,884	8,522
Total deferred charges and other assets	534,643	571,858
Total Assets	$3,522,547	$3,379,048
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,070,555	$990,135
Preferred stock	28,173	28,173
Long-term debt	585,804	587,213
Total capitalization	1,684,532	1,605,521
Current Liabilities
Current maturities of long-term debt	25,071	77,104
Notes payable	—	22
Accounts payable and other accrued liabilities	126,107	131,055
Wages payable	16,142	16,031
Accrued interest	3,673	3,880
Dividends declared	18,884	18,717
Customer deposits and advance payments	70,589	78,139
Gas costs and other regulatory liabilities	35,751	7,843
Accrued taxes	95,213	22,829
Payables to associated companies	28,057	11,792
Derivatives	5,141	6,105
Other	4,971	5,307
Total current liabilities	429,599	378,824
Deferred Credits
Unamortized investment tax credits	8,231	8,677
Deferred income taxes	538,992	524,253
Accrued pensions and benefits	383,765	394,818
Asset retirement obligations	67,259	65,725
Regulatory liabilities
Gas costs	13,457	—
Accrued asset removal costs	326,662	326,154
Other	16,623	18,574
Derivatives	4,890	7,115
Other	48,537	49,387
Total deferred credits	1,408,416	1,394,703
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$3,522,547	$3,379,048

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Statements of Income (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2012	2011	2012	2011
OPERATING REVENUES	$471,057	$569,724	$841,950	$988,100
OPERATING EXPENSES
Utility cost of gas	197,741	294,996	359,558	512,699
Operation and maintenance	69,450	72,980	136,592	136,977
Depreciation and amortization	23,553	22,128	47,004	44,243
General taxes and other assessments	44,656	51,273	78,920	89,628
Total Operating Expenses	335,400	441,377	622,074	783,547
OPERATING INCOME	135,657	128,347	219,876	204,553
Other Income (Loss)—Net	1,054	(597)	1,744	299
Interest Expense
Interest on long-term debt	9,430	10,123	19,092	19,897
AFUDC and other, net	(21)	197	78	345
Total Interest Expense	9,409	10,320	19,170	20,242
INCOME BEFORE INCOME TAXES	127,302	117,430	202,450	184,610
INCOME TAX EXPENSE	54,830	46,427	85,472	72,830
NET INCOME	$72,472	$71,003	$116,978	$111,780
Dividends on Washington Gas preferred stock	330	330	660	660
NET INCOME APPLICABLE TO COMMON STOCK	$72,142	$70,673	$116,318	$111,120

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Statements of Cash Flows (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Six Months Ended March 31,
(In thousands)	2012	2011
OPERATING ACTIVITIES
Net income	$116,978	$111,780
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	47,004	44,243
Amortization of:
Other regulatory assets and liabilities—net	470	(1,970)
Debt related costs	440	432
Deferred income taxes—net	17,334	22,256
Accrued/deferred pension cost	9,631	9,979
Compensation expense related to equity awards	2,545	1,351
Provision for doubtful accounts	9,839	10,022
Other non-cash charges (credits)—net	(755)	(1,971)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(127,838)	(191,656)
Gas costs and other regulatory assets/liabilities—net	8,330	54,864
Storage gas	99,117	111,865
Other prepayments	13,667	26,859
Accounts payable and other accrued liabilities, including payables to associated companies	17,208	45,302
Wages payable	111	780
Customer deposits and advance payments	(7,550)	(5,701)
Accrued taxes	72,384	37,956
Accrued interest	(207)	(28)
Other current assets	(11,333)	6,797
Other current liabilities	(1,300)	(9,200)
Deferred gas costs—net	30,255	(19,579)
Deferred assets—other	13,324	32,519
Deferred liabilities—other	(34,185)	(1,999)
Other—net	226	1,806
Net Cash Provided by Operating Activities	275,695	286,707
FINANCING ACTIVITIES
Long-term debt issued	—	75,000
Long-term debt retired	(52,000)	(30,000)
Debt issuance costs	—	(155)
Notes payable issued (retired)—net	(22)	(43,419)
Dividends on common stock and preferred stock	(37,459)	(36,941)
Other financing activities—net	879	(574)
Net Cash Used in Financing Activities	(88,602)	(36,089)
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(94,232)	(69,938)
Net Cash Used in Investing Activities	(94,232)	(69,938)
INCREASE IN CASH AND CASH EQUIVALENTS	92,861	180,680
Cash and Cash Equivalents at Beginning of Year	1,353	4,390
Cash and Cash Equivalents at End of Period	$94,214	$185,070

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid—net	$10,303	$—
Interest paid	$19,651	$20,219
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$(1,393)	$873
Capital expenditures included in accounts payable and other accrued liabilities	$15,995	$9,983

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

The accompanying unaudited financial statements for WGL Holdings and Washington Gas reflect all normal recurring adjustments that are necessary, in our opinion, to present fairly the results of operations in accordance with GAAP. Certain prior period amounts in the accompanying balance sheets have been reclassified to conform to the current period presentation.

For a complete description of our accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2011.

Storage Gas Valuation Methods

For Washington Gas and WGEServices, storage gas inventory is stated at the lower-of-cost or market as determined using the first-in, first-out method. For CEV, storage gas inventory is stated at the lower-of-cost or market using the weighted average cost method. For the three and six months ended March 31, 2012, WGL Holdings recorded, as a reduction to net income, lower-of-cost or market adjustments of $21.8 million and $31.7 million, respectively, and recorded no significant lower-of-cost or market adjustments for the three or six month periods ended March 31, 2011. There were no significant lower-of-cost or market adjustments recorded by Washington Gas during the three and six month periods ended March 31, 2012 and 2011.

Accounting Standards Adopted in the Current Fiscal Year

Fair Value. In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 amends ASC Topic 820 to include a consistent definition of the term “fair value” and set forth common requirements for measuring fair value and disclosing information about fair value measurements in financial statements. ASU 2011-04 was effective for us beginning January 1, 2012. The adoption of this standard did not have a material effect on our financial statements. Refer to Note 10 – Fair Value Measurements for the required disclosure under this standard.

Fair Value. In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for us on January 1, 2010. The remaining disclosure requirements were effective for us on October 1, 2011. The adoption of this standard did not have a material effect on our financial statements. Refer to Note 10 – Fair Value Measurements for the required disclosure under this standard.

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

Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 is intended to improve financial reporting by requiring companies to present items of net income in either one continuous statement, or in two separate but consecutive statements of net income and other comprehensive income. The new guidance removes the current presentation options in ASC Topic 220. The requirements of ASU 2011-05 do not change which components of comprehensive income are recognized in net income or other comprehensive income, nor does the update change the computation of earnings per share (EPS). ASU 2011-05 will be effective for us on October 1, 2012. We do not expect the adoption of this standard to have a material effect on our financial statements.

NOTE 2. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The tables below provide details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets for both WGL Holdings and Washington Gas.

WGL Holdings, Inc.
(In millions)	March 31, 2012	September 30, 2011
Accounts payable—trade	$208.5	$210.4
Employee benefits and payroll accruals	18.5	26.5
Derivatives and other accrued liabilities	31.8	42.5
Total	$258.8	$279.4

Washington Gas Light Company
(In millions)	March 31, 2012	September 30, 2011
Accounts payable—trade	$91.1	$103.0
Employee benefits and payroll accruals	17.2	23.7
Derivatives and other accrued liabilities	17.8	4.4
Total	$126.1	$131.1

NOTE 3. SHORT-TERM DEBT

WGL Holdings and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper or through bank borrowings. Due to the seasonal nature of our businesses, short-term financing requirements can vary significantly during the year. We maintain revolving credit agreements to support our outstanding commercial paper and to permit short-term borrowing flexibility. Our policy is to maintain bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. The following is a summary of our committed credit available at March 31, 2012 and September 30, 2011.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Committed Credit Available (In millions)
As of March 31, 2012	WGL Holdings	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires August 3, 2012(a)	$400.0	$300.0	$700.0
Less: Commercial Paper	(131.9)	—	(131.9)
Net committed credit available	$268.1	$300.0	$568.1

As of September 30, 2011	WGL Holdings	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires August 3, 2012(a)	$400.0	$300.0	$700.0
Less: Commercial Paper	(39.4)	—	(39.4)
Net committed credit available	$360.6	$300.0	$660.6

(a) Both WGL Holdings and Washington Gas have the right to request extensions with the banks’ approval. WGL Holdings’ revolving credit facility permits it to borrow an additional $50 million, with the banks’ approval, for a total of $450 million. Washington Gas’ revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $400 million.

At March 31, 2012 and September 30, 2011, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper from revolving credit facilities of $131.9 million and $39.4 million, respectively, at a weighted average interest rate of 0.31% and 0.20%, respectively. At March 31, 2012 and September 30, 2011, there were no outstanding bank loans from WGL Holdings’ or Washington Gas’ revolving credit facilities.

NOTE 4. LONG-TERM DEBT

UNSECURED NOTES

Washington Gas issues unsecured Medium-Term Notes (MTNs) and private placement notes with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance.

On October 17 and 19, 2011, Washington Gas retired $7.0 million of 6.05% MTN’s and $20.0 million of 6.00% MTN’s respectively. In addition, Washington Gas also retired $25.0 million of 6.00% MTN’s on February 27, 2012.

At March 31, 2012, Washington Gas had the capacity, under a shelf registration to issue up to $375.0 million of additional MTNs. At March 31, 2012 and September 30, 2011, outstanding MTNs and private placement notes were $608.0 million and $660.0 million, respectively. At both March 31, 2012 and September 30, 2011, the weighted average interest rate on all MTNs and private placement notes was 5.91%.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 5. COMMON SHAREHOLDERS’ EQUITY

The tables below reflect the changes in “Common shareholders’ equity” for WGL Holdings and Washington Gas for the six months ended March 31, 2012.

WGL Holdings, Inc.
Components of Common Shareholders’ Equity
(In thousands)	Common Stock Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance at September 30, 2011	$557,594	$7,731	$648,052	$(10,662)	$1,202,715
Net income	—	—	125,277	—	125,277
Post-retirement benefits adjustment, net of taxes	—	—	—	189	189
Comprehensive income					125,466
Dividends reinvestment	3,136				3,136
Stock-based compensation	3,687	(1,361)	—	—	2,326
Dividends declared:
Common stock	—	—	(40,569)	—	(40,569)
Preferred stock			(660)		(660)
Balance at March 31, 2012	$564,417	$6,370	$732,100	$(10,473)	$1,292,414

Washington Gas Light Company
Components of Common Shareholder’s Equity
(In thousands)	Common Stock Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance at September 30, 2011	$46,479	$473,099	$481,219	$(10,662)	$990,135
Net income	—	—	116,978	—	116,978
Post-retirement benefits adjustment, net of taxes	—	—	—	189	189
Comprehensive income					117,167
Stock-based compensation	—	880	—	—	880
Dividends declared:
Common stock	—	—	(36,967)	—	(36,967)
Preferred stock	—	—	(660)	—	(660)
Balance at March 31, 2012	$46,479	$473,979	$560,570	$(10,473)	$1,070,555

WGL Holdings had 51,532,467 and 51,365,337 shares issued of common stock at March 31, 2012 and September 30, 2011, respectively. Washington Gas had 46,479,536 shares issued of common stock at both March 31, 2012 and September 30, 2011.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6. COMPREHENSIVE INCOME

The tables below reflect the components of comprehensive income (loss) for the three and six months ended March 31, 2012 and 2011 for WGL Holdings and Washington Gas. Items that are excluded from net income (loss) and charged directly to common shareholders’ equity are recorded in other comprehensive income (loss), net of taxes. The amount of accumulated other comprehensive income (loss), net of taxes is included in common shareholders’ equity (refer to Note 5—Common Shareholders’ Equity).

WGL Holdings, Inc.
Components of Comprehensive Income
	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2012	2011	2012	2011
Net income	$74,509	$79,758	$125,277	$145,320
Other comprehensive income, net of taxes (a)	198	146	189	275
Comprehensive income	$74,707	$79,904	$125,466	$145,595

(a) Amounts relate to post-retirement benefits.

Washington Gas Light Company
Components of Comprehensive Income
	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2012	2011	2012	2011
Net income	$72,472	$71,003	$116,978	$111,780
Other comprehensive income, net of taxes (a)	198	146	189	275
Comprehensive income	$72,670	$71,149	$117,167	$112,055

(a) Amounts relate to post-retirement benefits.

NOTE 7. EARNINGS PER SHARE

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for the three and six months ended March 31, 2012 and 2011.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Basic and Diluted EPS
(In thousands, except per share data)	Net Income Applicable to Common Stock	Shares	Per Share Amount
Three Months Ended March 31, 2012
Basic EPS	$74,179	51,511	$1.44

Stock-based compensation plans	—	50
Diluted EPS	$74,179	51,561	$1.44

Three Months Ended March 31, 2011
Basic EPS	$79,428	51,143	$1.55

Stock-based compensation plans	—	99
Diluted EPS	$79,428	51,242	$1.55

Six Months Ended March 31, 2012
Basic EPS	$124,617	51,473	$2.42

Stock-based compensation plans	—	73
Diluted EPS	$124,617	51,546	$2.42

Six Months Ended March 31, 2011
Basic EPS	$144,660	51,104	$2.83

Stock-based compensation plans	—	87
Diluted EPS	$144,660	51,191	$2.83

There were no anti-dilutive shares for the three and six months ended March 31, 2012 or 2011.

NOTE 8. INCOME TAXES

As of March 31, 2012, our uncertain tax positions were approximately $19.7 million primarily due to the change in tax accounting for repairs. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to Washington Gas’s uncertain tax positions will significantly increase or decrease in the next 12 months due to the on-going audit of Washington Gas by the IRS with respect to the tax year related to its change in accounting method for repairs. At this time an estimate of the range of reasonably possible outcomes cannot be determined.

Under the provision of FIN 48 (now part of ASC Topic 740, Income Taxes),Washington Gas recognizes any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. During each of the quarters ended March 31, 2012 and 2011, we accrued $0.2 million in expense for interest on uncertain tax positions. At March 31, 2012 and September 30, 2011, we had a total accrual of $1.4 million and $0.9 million, respectively, of interest related to uncertain tax positions included in other deferred credits in the accompanying balance sheets.

NOTE 9. DERIVATIVE AND WEATHER-RELATED INSTRUMENTS

DERIVATIVE INSTRUMENTS

Regulated Utility Operations

Washington Gas enters into contracts related to the sale and purchase of natural gas that qualify as derivative instruments and are accounted for under ASC Topic 815. These derivative instruments are recorded at fair value on our balance sheet and Washington Gas does not designate any derivatives as hedges under ASC Topic 815. Washington Gas’ derivative instruments relate to: (i) Washington Gas’ asset optimization program; (ii) managing price risk associated with the purchase of gas to serve utility customers and (iii) managing interest rate risk.

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

All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas”. Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended March 31, 2012 was a gain of $4.8 million including an unrealized gain of $1.1 million. During the three months ended March 31, 2011 we recorded a gain of $2.9 million including an unrealized derivative loss of $4.7 million. Total net margins recorded for the six months ended March 31, 2012 was a gain of $8.5 million including an unrealized gain of $1.5 million. During the six months ended March 31, 2011 we recorded gains of $1.1 million including an unrealized derivative loss of $14.5 million.

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

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2012 and September 30, 2011, respectively, the absolute notional amounts of our derivatives are as follows:

Absolute Notional Amounts
of Open Positions on Derivative Instruments
As of March 31, 2012	Notional Amounts
Derivative transactions	WGL Holdings	Washington Gas
Natural Gas (In millions of therms)
Asset optimization	2,994.1	2,270.8
Retail sales	133.8	—
Other risk-management activities	604.6	256.5
Electricity (In kWhs)
Retail sales	3,054.8	—
Other risk-management activities	15,317.7	—

Absolute Notional Amounts of Open Positions on Derivative Instruments
As of September 30, 2011	Notional Amounts
Derivative transactions	WGL Holdings	Washington Gas
Natural Gas (In millions of therms)
Asset optimization	1,538.6	1,221.7
Retail sales	131.4	—
Other risk-management activities	656.2	392.0
Electricity (In kWhs)
Retail sales	606.5	—
Other risk-management activities	17,085.1	—

The following tables present the balance sheet classification for all derivative instruments as of March 31, 2012 and September 30, 2011.

WGL Holdings, Inc.
Balance Sheet Classification of Derivative Instruments
(In millions)
As of March 31, 2012	Derivative Assets	Derivative Liabilities	Netting of Collateral	Total
Current Assets — Derivatives	$88.9	$(23.7)	$—	$65.2
Deferred Charges and Other Assets — Derivatives	69.1	(40.9)	—	28.2
Accounts payable and other accrued liabilities	3.6	—	—	3.6
Current Liabilities — Derivatives	9.7	(75.6)	3.6	(62.3)
Deferred Credits — Derivatives	3.7	(28.4)	2.4	(22.3)
Total	$175.0	$(168.6)	$6.0	$12.4

As of September 30, 2011
Current Assets — Derivatives	$26.2	$(10.1)	$0.1	$16.2
Deferred Charges and Other Assets — Derivatives	39.1	(27.4)	—	11.7
Accounts payable and other accrued liabilities	7.1	(1.8)	—	5.3
Current Liabilities — Derivatives	9.6	(41.1)	(0.4)	(31.9)
Deferred Credits — Derivatives	5.1	(23.2)	3.0	(15.1)
Total	$87.1	$(103.6)	$2.7	$(13.8)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Light Company
Balance Sheet Classification of Derivative Instruments
(In millions)
As of March 31, 2012	Derivative Assets	Derivative Liabilities	Netting of Collateral	Total
Current Assets — Derivatives	$23.2	$(15.2)	$—	$8.0
Deferred Charges and Other Assets — Derivatives	54.1	(40.4)	—	13.7
Current Liabilities — Derivatives	7.8	(12.9)	—	(5.1)
Deferred Credits — Derivatives	3.6	(8.5)	—	(4.9)
Total	$88.7	$(77.0)	$—	$11.7

As of September 30, 2011
Current Assets — Derivatives	$5.8	$(4.5)	$—	$1.3
Deferred Charges and Other Assets — Derivatives	36.1	(27.4)	—	8.7
Current Liabilities — Derivatives	9.0	(15.1)	—	(6.1)
Deferred Credits — Derivatives	4.5	(11.6)	—	(7.1)
Total	$55.4	$(58.6)	$—	$(3.2)

The following table presents all gains and losses associated with derivative instruments for the three and six months ended March 31, 2012 and 2011.

Gains and Losses on Derivative Instruments
(In millions)	WGL Holdings, Inc.		Washington Gas Light Company
Three Months Ended March 31,	2012	2011	2012	2011
Recorded to income
Operating revenues—non-utility	$32.4	$(0.8)	$—	$—
Utility cost of gas	5.0	(5.8)	5.0	(5.8)
Non-utility cost of energy-related sales	(20.0)	2.4	—	—
Recorded to regulatory assets
Gas costs	14.2	(5.6)	14.2	(5.6)
Total	$31.6	$(9.8)	$19.2	$(11.4)

Gains and Losses on Derivative Instruments
(In millions)	WGL Holdings, Inc.		Washington Gas Light Company
Six Months Ended March 31,	2012	2011	2012	2011
Recorded to income
Operating revenues—non-utility	$65.6	$(7.6)	$—	$—
Utility cost of gas	7.6	(10.9)	7.6	(10.9)
Non-utility cost of energy-related sales	(62.3)	27.7	—	—
Recorded to regulatory assets
Gas costs	25.6	(20.9)	25.6	(20.9)
Other	—	6.2	—	6.2
Total	$36.5	$(5.5)	$33.2	$(25.6)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Collateral

In accordance with ASC 815, WGL Holdings offsets the fair value of derivative instruments against the right to reclaim or obligation to return collateral for derivative instruments executed under the same master netting arrangement. At March 31, 2012, Washington Gas, WGEServices and CEV posted $4.4 million, $13.4 million and $0.3 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. At September 30, 2011, Washington Gas, WGEServices and CEV posted $9.7 million, $15.8 million and $9.7 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. In addition, at September 30, 2011, Washington Gas held $3.5 million of cash collateral representing an obligation to counterparties that was not offset against open and settled derivative contracts. Any collateral posted that is not offset against open and settled derivative contracts is included in “Other prepayments” in the accompanying balance sheet. Collateral received and not offset against open and settled derivative contracts is included in “Customer deposits and advance payments” in the accompanying balance sheet.

Certain of Washington Gas’ derivative instruments contain contract provisions that require collateral to be posted if the credit rating of Washington Gas’ debt falls below certain levels. Certain of WGEServices’ and CEV’s derivative instruments contain contract provisions that require collateral to be posted if the credit rating of WGL Holdings falls below certain levels or if counterparty exposure to WGEServices or CEV exceeds a certain level. Due to counterparty exposure levels, at March 31, 2012, WGEServices did not post collateral related to its derivative liabilities that contained credit-related contingent features. At September 30, 2011, WGEServices’ posted $0.1 million of collateral related to these aforementioned derivative liabilities. Washington Gas and CEV were not required to post any collateral related to its derivative liabilities that contained credit-related contingent features at March 31, 2012 and September 30, 2011. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required to be posted related to the net fair value of our derivative instruments if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on March 31, 2012 and September 30, 2011, respectively.

Potential Collateral Requirements for Derivative Liabilities
with Credit-risk-Contingent Features
(In millions)	WGL Holdings	Washington Gas
March 31, 2012
Derivative liabilities with credit-risk-contingent features	$133.9	$65.5
Maximum potential collateral requirements	65.3	0.1
September 30, 2011
Derivative liabilities with credit-risk-contingent features	$75.1	$45.1
Maximum potential collateral requirements	30.1	1.8

Washington Gas, WGEServices and CEV do not enter into derivative contracts for speculative purposes.

Concentration of Credit Risk

Washington Gas, WGEServices and CEV are exposed to credit risk associated with agreements with wholesale counterparties that are accounted for as derivative instruments. We have credit policies in place that are designed to mitigate credit risk associated with wholesale counterparties through a requirement for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. For certain counterparties or their guarantors that meet this policy’s credit worthiness criteria, Washington Gas, WGEServices and CEV grant unsecured credit which is continuously monitored. Additionally, our agreements with wholesale counterparties contain netting provisions that allow Washington Gas, WGEServices and CEV to offset the receivable and payable exposure related to each counterparty. At March 31, 2012, four counterparties individually represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $11.2 million; four counterparties individually represented over 10% of WGEServices’ credit exposure to wholesale counterparties for a total credit risk of $0.2 million and three counterparties individually represented over 10% of CEV’s credit exposure to wholesale counterparties for a total credit risk of $6.1 million.

WEATHER-RELATED INSTRUMENTS

During the three months ended March 31, 2012 and 2011, Washington Gas used Heating Degree Day (HDD) weather derivatives to manage its financial exposure to variations from normal weather in the District of Columbia. Under these contracts, Washington Gas purchased protection against net revenue shortfalls due to warmer-than-normal weather and sold to the counterparty the right to receive the benefit when weather is colder than normal. Washington Gas chose to value all weather derivatives at fair value.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Gains and losses associated with Washington Gas’ weather-related instruments are recorded to “Operation and maintenance” expense. During the three months ended March 31, 2012 and 2011, Washington Gas recorded a pre-tax net fair value gain of $4.9 million and a pre-tax net fair value loss of $1.1 million, respectively, related to weather derivatives. During the six months ended March 31, 2012 and 2011, Washington Gas recorded a pre-tax net fair value gain of $7.7 million and a pre-tax net fair value loss of $2.6 million, respectively, related to weather derivatives.

WGEServices utilizes weather-related derivatives for managing the financial effects of weather risks. These derivatives cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts provide for payment to WGEServices of a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. For the three and six months ended March 31, 2012, WGEServices recorded pre-tax gains of $8.8 million and $15.1 million, respectively. For the three and six months ended March 31, 2011, WGEServices recorded pre-tax losses of $2.3 million and $4.2 million, respectively, related to these derivatives.

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

Level 1. Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. Level 1 assets and liabilities primarily include exchange traded derivatives and securities. At March 31, 2012, we do not have any financial assets or liabilities in this category.

Level 2. Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs that are corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions including: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At March 31, 2012, Level 2 financial assets and liabilities included non-exchange traded energy-related derivatives such as financial swaps and options and physical forward contracts for deliveries at active market locations.

Level 3. Level 3 of the fair value hierarchy consists of assets or liabilities that are valued using significant unobservable inputs at the reporting date. These unobservable assumptions reflect our assumptions about estimates that market participants would use in pricing the asset or liability, including natural gas basis prices, annualized volatilities of natural gas prices, and electricity congestion prices. A significant change to any one of these inputs in isolation could result in a significant upward or downward fluctuation in the fair value measurement. These inputs may be used with industry standard valuation methodologies that result in our best estimate of fair value for the assets or liabilities at the reporting date.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

The Company has a Risk Analysis and Mitigation (RA&M) Group that determines the valuation policies and procedures. The RA&M Group reports to the WGL Holdings Treasurer. In accordance with WGL Holdings’ Valuation Policy, we may utilize a variety of valuation methodologies to fair value Level 3 derivative contracts including internally developed valuation inputs and pricing models. In addition, the prices used in our valuations are corroborated using multiple pricing sources, and we periodically conduct assessments to determine whether each valuation model is still appropriate for its intended purpose. Any use of non-industry standard models used in valuations are documented and approved by the WGL Holdings Treasurer. The RA&M Group also evaluates changes in fair value measurements on a daily basis.

At March 31, 2012, Level 3 derivative assets and liabilities included: (i) physical contracts valued with significant basis adjustments to observable market data when delivery is to inactive market locations; (ii) long-dated positions where observable pricing is not available over the life of the contract; (iii) contracts valued using historical volatility assumptions and (iv) valuations using indicative broker quotes for inactive market locations. Additionally, at March 31, 2012 and September 30, 2011, Level 3 financial instruments included weather derivatives that were valued using unadjusted valuations provided by third parties and derived from significant unobservable market data.

The following tables set forth financial instruments recorded at fair value as of March 31, 2012 and September 30, 2011, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

WGL Holdings, Inc.
Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At March 31, 2012
Assets
Natural gas related derivatives	$—	$97.0	$46.4	$143.4
Electricity related derivatives	—	—	31.6	31.6
Weather derivatives	—	—	6.3	6.3
Total Assets	$—	$97.0	$84.3	$181.3

Liabilities
Natural gas related derivatives	$—	$(63.8)	$(47.4)	$(111.2)
Electricity related derivatives	—	(21.4)	(36.0)	(57.4)
Total Liabilities	$—	$(85.2)	$(83.4)	$(168.6)

At September 30, 2011
Assets
Natural gas related derivatives	$—	$38.0	$29.3	$67.3
Electricity related derivatives	—	0.2	19.6	19.8
Weather derivatives	—	—	1.3	1.3
Total Assets	$—	$38.2	$50.2	$88.4

Liabilities
Natural gas related derivatives	$—	$(40.2)	$(33.2)	$(73.4)
Electricity related derivatives	—	(3.8)	(26.4)	(30.2)
Weather derivatives	—	—	(2.7)	(2.7)
Total Liabilities	$—	$(44.0)	$(62.3)	$(106.3)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Light Company
Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At March 31, 2012
Assets
Natural gas related derivatives	$—	$49.3	$39.4	$88.7
Weather derivatives	—	—	6.3	6.3
Total Assets	$—	$49.3	$45.7	$95.0

Liabilities
Natural gas related derivatives	$—	$(33.0)	$(44.0)	$(77.0)
Total Liabilities	$—	$(33.0)	$(44.0)	$(77.0)

At September 30, 2011
Assets
Natural gas related derivatives	$—	$28.7	$26.7	$55.4
Weather derivatives	—	—	1.3	1.3
Total Assets	$—	$28.7	$28.0	$56.7

Liabilities
Natural gas related derivatives	$—	$(27.0)	$(31.6)	$(58.6)
Weather derivatives	—	—	(2.7)	(2.7)
Total Liabilities	$—	$(27.0)	$(34.3)	$(61.3)

The following table includes quantitative information about the significant unobservable inputs used in the fair value measurement of our Level 3 financial instruments and the respective fair values of the net derivative asset and liability positions, by contract type, as of March 31, 2012.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Quantitative Information about Level 3 Fair Value Measurements
(In millions)	Fair Value March 31, 2012	Valuation Techniques	Unobservable Inputs	Range

WGL Holdings
Natural gas related derivatives	($1.0)	Discounted Cash Flow	Natural Gas Basis Price (per DTH)	($0.348) - $2.3575
		Option Model	Natural Gas Basis Price (per DTH)	$0.041 - $0.898
			Annualized Volatility of Spot Market Natural Gas	37.8% - 307.1%
Electricity related derivatives	($4.4)	Discounted Cash Flow	Electricity Congestion Price (per MWH)	($3.807) - $66.35
		Load-Shaping Option Model	Electricity Congestion Price (per MWH)	$28.50 - $57.983

Washington Gas
Natural gas related derivatives	($4.6)	Discounted Cash Flow	Natural Gas Basis Price (per DTH)	($0.348) - $2.3575
		Option Model	Natural Gas Basis Price (per DTH)	$0.041 - $0.601
			Annualized Volatility of Spot Market Natural Gas	37.8% - 307.1%

The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the three and six months ended March 31, 2012 and 2011, respectively.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

WGL Holdings Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Derivatives	Total
Three Months Ended March 31, 2012
Balance at January 1, 2012	$(3.4)	$(7.0)	$1.4	$(9.0)
Realized and unrealized gains (losses)
Recorded to income	10.4	(12.3)	4.9	3.0
Recorded to regulatory assets — gas costs	4.6	—	—	4.6
Transfers out of Level 3	(7.3)	—	—	(7.3)
Purchases	—	(0.1)	—	(0.1)
Settlements	(5.3)	15.0	—	9.7
Balance at March 31, 2012	$(1.0)	$(4.4)	$6.3	$0.9

Washington Gas

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Derivatives	Total
Three Months Ended March 31, 2012
Balance at January 1, 2012	$(1.6)	$—	$1.4	$(0.2)
Realized and unrealized gains (losses)
Recorded to income	1.4	—	4.9	6.3
Recorded to regulatory assets — gas costs	4.6	—	—	4.6
Transfers out of Level 3	(7.3)	—	—	(7.3)
Settlements	(1.7)	—	—	(1.7)
Balance at March 31, 2012	$(4.6)	$—	$6.3	$1.7

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	WGL Holdings	Washington Gas
Three Months Ended March 31, 2011
Balance at January 1, 2011	$(16.1)	$(3.0)
Realized and unrealized gains (losses)
Recorded to income	(3.8)	(2.3)
Recorded to regulatory assets — gas costs	(2.3)	(2.3)
Transfers in and/or out of Level 3	(6.7)	(7.8)
Purchases and settlements, net	1.8	(0.6)
Balance at March 31, 2011	$(27.1)	$(16.0)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

WGL Holdings Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Derivatives	Total
Six Months Ended March 31, 2012
Balance at October 1, 2011	$(3.9)	$(6.8)	$(1.4)	$(12.1)
Realized and unrealized gains (losses)
Recorded to income	9.8	(23.4)	7.7	(5.9)
Recorded to regulatory assets — gas costs	7.4	—	—	7.4
Transfers out of Level 3	(9.4)	—	—	(9.4)
Purchases		0.8	—	0.8
Settlements	(4.9)	25.0	—	20.1
Balance at March 31, 2012	$(1.0)	$(4.4)	$6.3	$0.9

Washington Gas

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Derivatives	Total
Six Months Ended March 31, 2012
Balance at October 1, 2011	$(4.9)	$—	$(1.4)	$(6.3)
Realized and unrealized gains (losses)
Recorded to income	1.5	—	7.7	9.2
Recorded to regulatory assets — gas costs	7.4	—	—	7.4
Transfers out of Level 3	(8.1)	—	—	(8.1)
Settlements	(0.5)	—	—	(0.5)
Balance at March 31, 2012	$(4.6)	$—	$6.3	$1.7

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	WGL Holdings	Washington Gas
Six Months Ended March 31, 2011
Balance at October 1, 2010	$(9.6)	$15.2
Realized and unrealized gains (losses)
Recorded to income	(8.1)	(7.9)
Recorded to regulatory assets — gas costs	(14.9)	(14.9)
Transfers in and/or out of Level 3	(6.7)	(7.8)
Purchases and settlements, net	12.2	(0.6)
Balance at March 31, 2011	$(27.1)	$(16.0)

Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the fair value hierarchy at the fair value as of the beginning of the reporting period. For WGL Holdings and Washington Gas net derivative assets transferred out of Level 3 during the three and six months ended March 31, 2012, reflected an increase in observable market inputs used to value natural gas derivatives for Washington Gas and CEV.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

The table below sets forth the line items on the Statements of Income to which amounts are recorded for the three and six months ended March 31, 2012 and 2011, respectively, related to fair value measurements using significant Level 3 inputs.

WGL Holdings

Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements

Three Months Ended	March 31, 2012				March 31, 2011
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Derivatives	Total	Total
Operating revenues — non-utility	$2.3	$1.3	$—	$3.6	$(3.2)
Utility cost of gas	1.4	—	—	1.4	(1.0)
Non-utility cost of energy — related sales	6.7	(13.6)	—	(6.9)	1.7
Operation and maintenance expense	—	—	4.9	4.9	(1.3)
Total	$10.4	$(12.3)	$4.9	$3.0	$(3.8)

Washington Gas

Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements

Three Months Ended	March 31, 2012				March 31, 2011
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Derivatives	Total	Total
Utility cost of gas	$1.4	$—	$—	$1.4	$(1.0)
Operation and maintenance expense	—	—	4.9	4.9	(1.3)
Total	$1.4	$—	$4.9	$6.3	$(2.3)

WGL Holdings

Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements

Six Months Ended	March 31, 2012				March 31, 2011
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Derivatives	Total	Total
Operating revenues—non-utility	$5.5	$7.8	$—	$13.3	$(8.5)
Utility cost of gas	1.5	—	—	1.5	(5.1)
Non-utility cost of energy — related sales	2.8	(31.2)	—	(28.4)	8.3
Operation and maintenance expense	—	—	7.7	7.7	(2.8)
Total	$9.8	$(23.4)	$7.7	$(5.9)	$(8.1)

Washington Gas

Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements

Six Months Ended	March 31, 2012				March 31, 2011
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Derivatives	Total	Total
Utility cost of gas	$1.5	$—	$—	$1.5	$(5.1)
Operation and maintenance expense	—	—	7.7	7.7	(2.8)
Total	$1.5	$—	$7.7	$9.2	$(7.9)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Unrealized gains (losses) for the three and six months ended March 31, 2012 and 2011, attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows, respectively:

WGL Holdings

Unrealized Gains (Losses) Recorded for Level 3 Measurements

Three Months Ended	March 31, 2012				March 31, 2011
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Derivatives	Total	Total
Recorded to income
Operating revenues — non-utility	$2.6	$5.5	$—	$8.1	$(0.3)
Utility cost of gas	0.7	—	—	0.7	(3.1)
Non-utility cost of energy — related sales	6.7	2.3	—	9.0	0.2
Operation and maintenance expense	—	—	4.9	4.9	(1.1)
Recorded to regulatory assets — gas costs	2.3	—	—	2.3	(3.7)
Total	$12.3	$7.8	$4.9	$25.0	$(8.0)

Washington Gas

Unrealized Gains (Losses) Recorded for Level 3 Measurements

Three Months Ended	March 31, 2012				March 31, 2011
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Derivatives	Total	Total
Recorded to income
Utility cost of gas	$0.7	$—	$—	$0.7	$(3.1)
Operation and maintenance expense	—	—	4.9	4.9	(1.1)
Recorded to regulatory assets — gas costs	2.3	—	—	2.3	(3.7)
Total	$3.0	$—	$4.9	$7.9	$(7.9)

WGL Holdings

Unrealized Gains (Losses) Recorded for Level 3 Measurements

Six Months Ended	March 31, 2012				March 31, 2011
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Derivatives	Total	Total
Recorded to income
Operating revenues — non-utility	$6.0	$15.4	$—	$21.4	$1.3
Utility cost of gas	0.4	—	—	0.4	(2.8)
Non-utility cost of energy-related sales	(1.3)	(6.0)	—	(7.3)	4.4
Operation and maintenance expense	—	—	7.7	7.7	(2.8)
Recorded to regulatory assets — gas costs	2.1	—	—	2.1	(15.1)
Total	$7.2	$9.4	$7.7	$24.3	$(15.0)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Washington Gas

Unrealized Gains (Losses) Recorded for Level 3 Measurements

Six Months Ended	March 31, 2012				March 31, 2011
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Derivatives	Total	Total
Recorded to income
Utility cost of gas	$0.4	$—	$—	$0.4	$(2.8)
Operation and maintenance expense	—	—	7.7	7.7	(2.8)
Recorded to regulatory assets — gas costs	2.1	—	—	2.1	(15.1)
Total	$2.5	$—	$7.7	$10.2	$(20.7)

The following table presents the carrying amounts and estimated fair values of our financial instruments at March 31, 2012 and September 30, 2011. The carrying amount of current assets and current liabilities approximates fair value because of the short-term maturity of these instruments, and therefore are not shown in the table below.

Fair Value of Financial Instruments

	March 31, 2012		September 30, 2011
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt(a)	$585.8	$712.7	$587.2	$720.9

(a)	Excludes current maturities and unamortized discounts.

Washington Gas’ long-term debt is not actively traded. The fair value of long-term debt was estimated based on the quoted market prices of the U.S. Treasury issues having a similar term to maturity, adjusted for Washington Gas’ credit quality. Our long-term debt fair value measurement is classified as Level 3 as defined in ASC Topic 820.

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

During the first quarter of fiscal year 2012, we made certain changes to our operating segment reporting to reflect the recent growth of our non-utility business activities and the impact of those activities on our financial performance. All of our commercial energy assets and operating activities are now reported within a newly-defined operating segment entitled commercial energy systems. All activities of WGESystems are included in the commercial energy systems segment. WGESystems had previously been reported in the design build energy systems segment, which is now being eliminated as an operating segment. In addition, we have transferred all commercial solar projects, previously reported under retail energy-marketing into the commercial energy systems segment. In the future, commercial solar projects, energy efficiency projects and combined heat and power projects, which we own and manage directly, will be reported as commercial energy systems. We have also established wholesale energy solutions as a new segment that contains the activities of CEV, our non-utility asset optimization business, which we began in fiscal year 2010 and previously included in our segment reporting as part of “other activities”. Prior period operating segment information has been recast to conform to current quarter presentation.

These changes improve visibility into our operations and better align our reporting with current management accountability. Our four segments are summarized below.

•

Regulated Utility – The regulated utility segment is our core business. It comprises Washington Gas and Hampshire and provides regulated gas distribution services (including the sale and delivery of natural gas) to customers and natural gas transportation services to an unaffiliated natural gas distribution company in West Virginia under a Federal Energy Regulatory Commission (FERC) approved interstate transportation service operating agreement.

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

The following tables present operating segment information for the three and six months ended March 31, 2012 and 2011.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information
		Non-Utility Operations
(In thousands)	Regulated Utility	Retail Energy-Marketing	Commercial Energy Systems	Wholesale Energy Solutions	Other Activities	Eliminations		Consolidated
Three Months Ended March 31, 2012
Operating Revenues (a)	$471,057	$368,381	$14,170	$ (3,807)	$—		$(10,357)	$839,444
Operating Expenses:
Cost of Energy-Related Sales	197,741	343,936	12,178	—	—		(9,266)	544,589
Operation	54,687	14,159	900	449	1,524		(681)	71,038
Maintenance	14,019	—	—	—	—		—	14,019
Depreciation and Amortization	23,846	174	468	28	—		(410)	24,106
General Taxes and Other Assessments:
Revenue Taxes	28,728	1,465	2	—	—		—	30,195
Other	16,020	937	59	52	18		—	17,086
Total Operating Expenses	$335,041	$360,671	$13,607	$529	$1,542		$(10,357)	$701,033
Operating Income (Loss)	136,016	7,710	563	(4,336)	(1,542)		—	138,411
Other Income (Expense)-Net	1,047	9	(2)	—	937		(38)	1,953
Interest Expense	9,409	29	—	—	121		(38)	9,521
Dividends on Washington Gas Preferred Stock	330	—	—	—	—		—	330
Income Tax Expense (Benefit)	54,973	3,225	32	(1,614)	(282)		—	56,334
Net Income (Loss) Applicable to Common Stock	$72,351	$4,465	$529	$(2,722)	$(444)		$—	$74,179
Total Assets	$3,537,030	$374,084	$39,069	$145,629	$183,413		$(214,213)	$4,065,012

Capital Expenditures	$47,228	$380	$2,733	$101	$—		$—	$50,442

Equity Method Investments	$—	$—	$—	$—	$16,559		$—	$16,559

Three Months Ended March 31, 2011
Operating Revenues (a)	$569,724	$447,706	$7,803	$415	$—		$(8,427)	$1,017,221
Operating Expenses:
Cost of Energy—Related Sales	294,996	415,662	6,664	—	—		(8,427)	708,895
Operation	60,298	12,957	996	199	1,103		—	75,553
Maintenance	11,978	—	—	—	—		—	11,978
Depreciation and Amortization	22,419	163	65	—	—		—	22,647
General Taxes and Other Assessments:
Revenue Taxes	34,339	1,611	—	—	—		—	35,950
Other	17,032	1,143	65	4	9		—	18,253
Total Operating Expenses	441,062	431,536	7,790	203	1,112		(8,427)	873,276
Operating Income (Loss)	128,662	16,170	13	212	(1,112)		—	143,945
Other Income-Net	(616)	10	3	—	(668)		(49)	(1,320)
Interest Expense	10,320	39	—	—	62		(49)	10,372
Dividends on Washington Gas Preferred Stock	330	—	—	—	—		—	330
Income Tax Expense (Benefit)	46,553	6,467	34	84	(643)		—	52,495
Net Income (Loss) Applicable to Common Stock	$70,843	$9,674	$(18)	$128	$(1,199)		$—	$79,428

Total Assets at March 31, 2011	$3,508,410	$325,193	$18,193	$52,678	$65,098		$(99,873)	$3,869,699

Capital Expenditures	$37,817	$4,669	$3	$—	$—	$		$42,489

Equity Method Investments	$—	$—	$—	$—	$1,302		$—	$1,302

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

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Operating Segment Financial Information
		Non-Utility Operations
(In thousands)	Regulated Utility	Retail Energy- Marketing	Commercial Energy Systems	Wholesale Energy Solutions	Other Activities	Eliminations	Consolidated
Six Months Ended March 31, 2012
Operating Revenues (a)	$841,950	$704,840	$32,550	$4,964	$—	$(17,103)	$1,567,201
Operating Expenses:
Cost of Energy-Related Sales	359,558	663,396	28,580	—	—	(15,774)	1,035,760
Operation	108,342	27,362	1,869	799	2,375	(829)	139,918
Maintenance	26,763	—	—	—	—	—	26,763
Depreciation and Amortization	47,590	376	826	54	—	(500)	48,346
General Taxes and Other Assessments:
Revenue Taxes	51,321	2,793	2	—	—	—	54,116
Other	27,743	1,978	115	104	22	—	29,962
Total Operating Expenses	$621,317	$695,905	$31,392	$957	$2,397	$(17,103)	$1,334,865
Operating Income (Loss)	220,633	8,935	1,158	4,007	(2,397)	—	232,336
Other Income (Expense)—Net	1,725	14	(1)	—	1,311	(55)	2,994
Interest Expense	19,170	38	—	—	190	(55)	19,343
Dividends on Washington Gas Preferred Stock	660	—	—	—	—	—	660
Income Tax Expense (Benefit)	85,771	3,601	323	1,492	(477)	—	90,710
Net Income (Loss) Applicable to Common Stock	$116,757	$5,310	$834	$2,515	$(799)	$—	$124,617

Total Assets	$3,537,030	$374,084	$39,069	$145,629	$183,413	$(214,213)	$4,065,012

Capital Expenditures	$94,907	$523	$14,300	$101	$1	$—	$109,832

Equity Method Investments	$—	$—	$—	$—	$16,559	$—	$16,559

Six Months Ended March 31, 2011
Operating Revenues (a)	$988,100	$827,087	$14,774	$643	$—	$(17,509)	$1,813,095
Operating Expenses:
Cost of Energy-Related Sales	512,699	738,814	12,304	—	—	(17,509)	1,246,308
Operation	113,249	25,317	2,153	327	1,801	—	142,847
Maintenance	22,252	—	—	—	—	—	22,252
Depreciation and Amortization	44,834	325	132	—	—	—	45,291
General Taxes and Other Assessments:
Revenue Taxes	60,260	2,493	—	—	—	—	62,753
Other	29,523	2,259	119	7	14	—	31,922
Total Operating Expenses	782,817	769,208	14,708	334	1,815	(17,509)	1,551,373
Operating Income (Loss)	205,283	57,879	66	309	(1,815)	—	261,722
Other Income—Net	261	23	9	—	(624)	(101)	(432)
Interest Expense	20,242	83	—	—	94	(101)	20,318
Dividends on Washington Gas Preferred Stock	660	—	—	—	—	—	660
Income Tax Expense (Benefit)	73,115	23,210	95	122	(890)	—	95,652
Net Income (Loss) Applicable to Common Stock	$111,527	$34,609	$(20)	$187	$(1,643)	$—	$144,660

Total Assets at March 31, 2011	$3,508,410	$325,193	$18,193	$52,678	$65,098	(99,873)	$3,869,699

Capital Expenditures	$70,214	$4,759	$11	$—	—	—	$74,984

Equity Method Investments	$—	$—	$—	$—	$6,452	—	$6,452

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

At March 31, 2012 and September 30, 2011, Washington Gas recorded receivables from associated companies of $3.8 million and $21.2 million, respectively. At March 31, 2012 and September 30, 2011, Washington Gas recorded payables to associated companies of $28.1 million and $11.8 million, respectively.

Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGEServices. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services and the related sales and purchases of natural gas, Washington Gas charged WGEServices $9.3 million and $8.4 million for the three months ended March 31, 2012 and 2011, respectively. In the six months ended March 31, 2012 and 2011, the charges were $15.8 million and $17.5 million, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.

As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGEServices recognized a payable to Washington Gas in the amount of $0.5 million and a receivable from Washington Gas in the amount of $2.1 million at March 31, 2012 and September 30, 2011, respectively, related to an imbalance in gas volumes. Due to regulatory treatment, these receivables are not eliminated in the consolidated financial statements of WGL Holdings. Refer to Note 1—Accounting Policies for further discussion of these imbalance transactions.

On June 29, 2011, Washington Gas implemented a Purchase of Receivables (POR) program as approved by the PSC of MD, whereby it purchases receivables from participating energy marketers at approved discount rates. In addition, WGEServices participates in POR programs with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. Any activity between Washington Gas and WGEServices related to the POR program has been eliminated in the accompanying financial statements for WGL Holdings. During the three and six months ended March 31, 2012, Washington Gas purchased $44.8 million and $71.4 million of receivables from WGEServices, respectively. This program was not in effect during the three and six month periods ended March 31, 2011.

Effective October 1, 2011, WGL Holdings began charging to its subsidiaries guarantee fees in an amount equal to the daily guarantee exposure multiplied by a monthly weighted average interest rate. During the three and six months ended March 31, 2012, the total fees charged by WGL Holdings to its subsidiaries were $0.2 million and $0.3 million, respectively. The majority of these fees were charged to WGEServices. These fees have been eliminated in the accompanying consolidated financial statements of WGL Holdings. Refer to Note 13—Commitments and Contingencies for further discussion of our guarantees.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 13. COMMITMENTS AND CONTINGENCIES

RATES AND REGULATORY MATTERS

Washington Gas determines its request to modify existing rates based on the level of net investment in plant and equipment, operating expenses and the need to earn a just and reasonable return on invested capital. The following is an update of significant current regulatory matters in each of Washington Gas’ jurisdictions. For a more detailed discussion of the matters below, refer to our combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2011.

District of Columbia Jurisdiction

Investigation of Depreciation Practices. On September 9, 2011, the Public Service Commission of the District of Columbia (PSC of DC) docketed a proceeding to review the proper and adequate rates of depreciation of the several classes of Washington Gas’ property. In accordance with the procedural schedule, interested parties’ comments were filed by October 24, 2011. Washington Gas’ reply comments were filed on November 14, 2011, wherein Washington Gas requested that the PSC of DC consider depreciation issues in the context of the newly-initiated rate case, referenced below. On April 26, 2012, the PSC of DC granted Washington Gas’ request to consolidate its investigation of depreciation issues into its base rate proceeding and closed the proceeding.

District of Columbia Base Rate Case. On November 2, 2011, the PSC of DC docketed a proceeding to investigate the reasonableness of Washington Gas’ base rates and charges and required Washington Gas to file a base rate case no later than 90 days from the date of the order. On February 29, 2012, Washington Gas filed a request with the PSC of DC for a $29.0 million annual increase in revenues. The $29.0 million revenue increase requested in this application included a proposed overall rate of return 8.91% and a return on common equity of 10.90%. Washington Gas is also proposing to expand the existing program to replace or encapsulate certain vintage mechanical couplings, which was previously approved by the PSC of DC, to include the accelerated replacement of pipe in its system that is nearing the end of its useful life. Washington Gas plans to invest approximately $119.0 million to replace aging distribution pipe in the District of Columbia over the next five years and included in this proposal, a request for approval of these expenditures over the next five years. Washington Gas has provided a proposed procedural schedule and requested that the PSC of DC establish a pre-hearing conference. On April 26, 2012, the PSC of DC adopted a procedural schedule and designated issues for the proceeding. Intervenor testimony is due on July 17, 2012, rebuttal testimony is due August 31, 2012, and evidentiary hearings are scheduled to occur in October 2012.

Maryland Jurisdiction

Order on and Reviews of Purchased Gas Charges. Each year, the Maryland Public Service Commission (PSC of MD) reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’ purchased gas costs are reasonable.

On September 9, 2011, the PSC of MD issued an order approving purchased gas charges of Washington Gas for the twelve-month period ending August 2009, except for an undetermined amount related to excess gas deliveries by competitive service providers (CSP) which were cashed-out by Washington Gas. The PSC of MD found that the cash-out of excess deliveries was in violation of Washington Gas’ tariff and that Washington Gas should not have cashed-out the excess deliveries by CSPs, but rather should have eliminated the imbalances through volumetric adjustments in the future and designated that the hearing examiner in a separate proceeding determine whether civil penalties should be levied against Washington Gas. In accordance with generally accepted accounting principles, Washington Gas recorded a $5.3 million estimated regulatory liability associated with this decision during the fourth quarter of fiscal year 2011. On October 11, 2011, Washington Gas filed an application for rehearing of the order with respect to the decision that a violation of the tariff occurred and that civil penalties might be levied. Washington Gas requested that the PSC of MD find that Washington Gas is authorized to cash-out CSP account imbalances under its tariff and therefore is not subject to civil penalties. On January 3, 2012, the PSC of MD issued an order denying Washington Gas’ request for rehearing. Pending the ultimate decision of the PSC of MD, further action may be taken with respect to recovery from the CSPs.

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

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Subsequently, both the MD Staff and the Office of People’s Counsel (OPC) filed notices of appeal of the POHE followed by a memorandum on appeal in support of their positions. In January 2010, Washington Gas filed a reply memorandum in response to the Staff of the PSC of MD and the OPC’s memoranda on appeal. A decision by the PSC of MD is pending.

Maryland Base Rate Case. On November 14, 2011, the PSC of MD issued an order authorizing: (i) an annual revenue increase of $8.4 million compared to Washington Gas’ revised request of $27.8 million; (ii) a rate of return on common equity of 9.60% and an overall rate of return of 8.09%; and (iii) an end of test period equity ratio of 57.88%. The order also authorized Washington Gas to implement the initial 5-year phase of the accelerated pipe replacement plan, but denied the proposed cost recovery mechanism; and disallowed the amortization of costs to achieve under Washington Gas’ Business Process Outsourcing (BPO) agreement.

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

On March 29, 2012, the PSC of MD issued an order in response to the petition for rehearing and clarification filed by Washington Gas. The PSC of MD (i) granted an additional revenue increase of $0.7 million related to interest synchronization, increasing the overall revenue increase granted to Washington Gas in the case to $9.1 million; (ii) denied Washington Gas’ request for an adjustment related to other tax adjustments, which would have increased the revenue requirement by an additional $2.4 million; (iii) denied recovery of the costs to initiate the outsourcing agreement with Accenture LLC in 2007; and (iv) directed Washington Gas to provide written notice when it implements the accelerated pipeline replacement project and adopted the reporting structure suggested by a PSC of MD Staff (MD Staff) witness as guidance for reporting Washington Gas’ progress. As a result of this order, Washington Gas recorded a $2.8 million charge to income tax expense to write-off a regulatory asset that had been established in 2010 for the change in the tax treatment of Medicare Part D, the amortization of which comprised the majority of the other tax adjustments that were disallowed by the Commission.

On April 30, 2012, Washington Gas filed a petition for rehearing with the PSC of MD which requested the Commission to reverse its decisions in the March 29, 2012 order denying Washington Gas’ request for an adjustment related to other tax adjustments and the costs to initiate the outsourcing agreement with Accenture, LLC. Washington Gas also filed a petition for judicial review of the PSC of MD’s March 29, 2012 order with the Circuit Court for Baltimore City to preserve its right to appeal in this case. Washington Gas has requested the Circuit Court to hold further proceedings on the appeal in abeyance pending the PSC of MD’s action on the petition for rehearing.

Virginia Jurisdiction

Conservation and Ratemaking Efficiency Plan. On July 22, 2010, Washington Gas filed an amendment to the CARE Plan to include small commercial and industrial customers in Virginia. The application included a portfolio of conservation and energy efficiency programs, an associated cost recovery provision and a decoupling mechanism that will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts. On November 18, 2010, the State Corporation Commission of Virginia (SCC of VA) issued an order that denied Washington Gas’ application. The SCC of VA found that Washington Gas’ current tariff and its underlying class cost of service and revenue apportionment studies do not segregate small versus large customers and that only small customers qualify under the CARE law. The SCC of VA stated that Washington Gas could amend the underlying tariff and studies in connection with its required 2011 base rate case filing. Such a tariff amendment was proposed in the new base rate case filing made with the SCC of VA, which is pending a commission decision.

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

On November 30, 2011, Washington Gas filed a stipulation to reflect settlement terms to which Washington Gas, the Staff, and other stipulating parties to the settlement agreed. The Apartment and Office Building Association (AOBA) did not support this stipulation. In the stipulation, the settling parties agreed to a $20.0 million rate increase, a 9.75% return on equity, an 8.261% overall rate of return, and a provision for sharing margins from asset optimization activities between Washington Gas and customers which includes a $3.2 million annual guarantee. Evidentiary hearings were held on December 5 and 6, 2011. Post-hearing briefs were filed on January 26, 2012. On March 15, 2012, the Senior Hearing Examiner issued a report of findings and recommended that the SCC of

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

VA adopt the stipulation. On April 5, 2012, Washington Gas, the Staff of the SCC of VA, the Office of the Attorney General and Fairfax County all filed comments in support of the recommended decision of the Hearing Examiner while the AOBA filed comments in opposition. On April 18, 2012, Washington Gas filed a petition for leave to file reply and reply to AOBA’s comments on the Hearing Examiner’s report. A commission decision is pending.

Affiliate Transactions. On June 16, 2011, Washington Gas submitted an application to the SCC of VA requesting approval of three affiliate transactions with CEV: (i) the transfer to CEV of the remainder of the term of two agreements for natural gas storage service at the Washington Storage Service (WSS) and Eminence Storage Service (ESS) storage fields; (ii) the sale to CEV of any storage gas balances associated with the WSS and ESS agreements; and (iii) the assignment to CEV of Washington Gas’ rights to buy base gas in the WSS storage field. Washington Gas proposed to make these affiliate transactions by September 30, 2011, coincident with the expiration of its PBR plan approved by the SCC of VA in a separate proceeding. On September 14, 2011, the SCC of VA issued an order denying Washington Gas’ application to transfer Washington Gas’ contracts for certain storage capacity resources to its affiliate, CEV. On October 4, 2011, Washington Gas filed a petition for reconsideration on this proceeding. On October 5, 2011, the SCC of VA granted Washington Gas’ request that the matter be reconsidered, but has not made a final ruling on Washington Gas’ petition for reconsideration. On December 6, 2011, the Staff of the SCC of VA (VA Staff) submitted a supplement to action brief seeking to provide evidence to the commission that ratepayers have been funding the WSS and ESS assets during the PBR period based on the netting of costs associated with those assets when calculating net revenues. Washington Gas submitted comments rejecting the Staff’s position and showing that the ratepayers had not funded these assets. These comments were appended to the VA Staff’s brief on December 9, 2011. A commission decision is pending.

NON UTILITY OPERATIONS

Construction Project Financing

To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’ customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a receivable representing its customers’ obligations to remit principal and interest and a long-term payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the receivable to the lender and removes both the receivable and the long-term financing from its financial statements. As of March 31, 2012 and September 30, 2011, work on these construction projects that was not completed or accepted by customers was valued at $2.8 million and $4.2 million, respectively, which are recorded on the balance sheet as a receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Construction projects are financed primarily for government agencies, which Washington Gas considers to have minimal credit risk. Based on this assessment and previous collection experience, Washington Gas did not record a corresponding reserve for bad debts related to these receivables at March 31, 2012 and September 30, 2011.

Financial Guarantees

WGL Holdings guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of WGEServices and for certain purchase commitments of CEV. At March 31, 2012, these guarantees totaled $532.5 million and $122.6 million for WGEServices and CEV, respectively. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from counterparties when required by our credit policy. WGL Holdings also issued guarantees totaling $3.0 million at March 31, 2012 on behalf of certain of our non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $658.1 million, $4.8 million expired on April 30, 2012, and $22.2 million is due to expire on October 31, 2012. The remaining guarantees do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 14. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The following tables show the components of net periodic benefit costs (income) recognized in our financial statements during the three and six months ended March 31, 2012 and 2011:

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended March 31,
	2012		2011
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Components of net periodic benefit costs (income)
Service cost	$3.2	$2.0	$3.0	$1.8
Interest cost	10.1	6.3	10.3	6.3
Expected return on plan assets	(10.9)	(4.7)	(11.1)	(4.6)
Amortization of prior service cost	0.3	(1.0)	0.3	(1.0)
Amortization of actuarial loss	4.0	3.3	3.7	2.8
Amortization of transition obligation	—	0.3	—	0.3
Net periodic benefit cost	6.7	6.2	6.2	5.6
Amount allocated to construction projects	(0.7)	(0.9)	(0.8)	(0.9)
Amount deferred as regulatory asset (liability) — net	(1.9)	0.3	(1.8)	0.5
Amount charged to expense	$4.1	$5.6	$3.6	$5.2

Components of Net Periodic Benefit Costs (Income)
	Six Months Ended March 31,
	2012		2011
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Components of net periodic benefit costs (income)
Service cost	$6.4	$4.0	$6.0	$3.6
Interest cost	20.2	12.6	20.6	12.6
Expected return on plan assets	(21.8)	(9.4)	(22.2)	(9.2)
Amortization of prior service cost	0.6	(2.0)	0.6	(2.0)
Amortization of actuarial loss	8.0	6.6	7.4	5.6
Amortization of transition obligation	—	0.6	—	0.6
Net periodic benefit cost	13.4	12.4	12.4	11.2
Amount allocated to construction projects	(1.5)	(1.9)	(1.6)	(1.7)
Amount deferred as regulatory asset (liability) — net	(3.7)	0.8	(3.6)	1.0
Amount charged to expense	$8.2	$11.3	$7.2	$10.5

Amounts included in the line item “Amount deferred as regulatory asset/liability-net,” as shown in the table above, represent the difference between the cost of the applicable Pension Benefits or the Health and Life Benefits and the amount that Washington Gas is permitted to recover in rates that it charges to customers in the District of Columbia.

During fiscal year 2012, Washington Gas expects to make contributions totaling $24.2 million to its qualified pension plan.

NOTE 15. SUBSEQUENT EVENTS

Credit Facilities

On April 3, 2012, WGL Holdings and Washington Gas each entered into separate revolving credit agreements to replace the existing revolving credit agreements which were due to expire in August 2012. The credit facility for WGL Holdings permits it to borrow up to $450 million, and further permits, with the banks’ approval, additional borrowings of $100 million for a maximum potential total of $550 million. The credit facility for Washington Gas permits it to borrow up to $350 million, and further permits, with the banks’ approval, additional borrowings of $100 million for a maximum potential total of $450 million. The interest rate on loans made under the credit facilities will be a fluctuating rate per annum that will be set using certain parameters at the time each loan is made. These credit agreements provide for a term of five years and expire on April 3, 2017. The credit agreements each have two one-year extension options.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (concluded)

Notes to Consolidated Financial Statements (Unaudited)

Springfield Operations Center

On April 30, 2012, Washington Gas completed the relocation of its employees from its existing facility to the new operations facility. Washington Gas plans to sell the existing facility, which had a carrying value of $30.1 million at April 30, 2012.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This Management’s Discussion analyzes the financial condition, results of operations and cash flows of WGL Holdings, Inc. (WGL Holdings) and its subsidiaries. Except where the content clearly indicates otherwise, “WGL Holdings,” “we,” “us” or “our” refers to the holding company or the consolidated entity of WGL Holdings and all of its subsidiaries.

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

EXECUTIVE OVERVIEW

Introduction

WGL Holdings, through its wholly owned subsidiaries, sells and delivers natural gas and provides a variety of energy-related products and services to customers primarily in the District of Columbia and the surrounding metropolitan areas in Maryland, Virginia, as well as in Pennsylvania and Delaware.

In the first quarter of 2012, we made certain changes to our operating segment reporting to reflect the recent growth of our non-utility business activities and the impact of those activities on our financial performance. Commercial solar projects, energy efficiency projects and combined heat and power projects, which we own and manage directly, including activities of Washington Gas Energy Systems, Inc. (WGESystems) are reported within a newly-defined operating segment entitled commercial energy systems. We also established wholesale energy solutions as a new segment that contains the activities of Capitol Energy Ventures Corp. (CEV), our non-utility asset optimization business, which we began in fiscal year 2010. Prior period operating segment information has been recast to conform to current quarter presentation.

These changes improve visibility into our operations and better align our reporting with current management accountability. Our four segments are described below.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Regulated Utility. With approximately 87% of our consolidated total assets, the regulated utility segment consists of Washington Gas and Hampshire. Washington Gas delivers natural gas to retail customers in accordance with tariffs approved by the regulatory commissions that have jurisdiction over Washington Gas’ rates. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third party marketers.

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

Hampshire, a wholly owned subsidiary of WGL Holdings, is regulated by the FERC. Hampshire operates and owns full and partial interests in underground natural gas storage facilities including pipeline delivery facilities located in and around Hampshire County, West Virginia. Washington Gas purchases all of the storage services of Hampshire and includes the cost of these services in the bills sent to its customers. Hampshire operates under a “pass-through” cost of service-based tariff approved by the FERC, and adjusts its billing rates to Washington Gas on a periodic basis to account for changes in its investment in utility plant and associated expenses.

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

Commercial Energy Systems. The commercial energy systems segment consists of commercial solar projects, energy efficiency projects and combined heat and power projects, which we own and manage directly, including activities of WGESystems, a wholly owned subsidiary of Washington Gas Resources. WGESystems focuses on upgrading the mechanical, electrical, water and energy-related systems of large government and commercial facilities by implementing both traditional as well as alternative energy technologies, primarily in the District of Columbia, Maryland and Virginia. WGESystems is also increasing its investments in commercial solar, energy efficiency, and combined heat and power projects, which we own and manage directly. This expansion includes the ownership and management of its renewable energy producing assets. These investments are part of our long-term commitment to providing clean and efficient energy solutions to our customers and communities in select markets across the United States.

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

For a description of these critical accounting policies, refer to Management’s Discussion within the 2011 Annual Report. There were no new critical accounting policies or changes to our critical accounting policies during the six month period ended March 31, 2012.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

WGL HOLDINGS, INC.

RESULTS OF OPERATIONS — Three Months Ended March 31, 2012 vs. March 31, 2011

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

Summary Results

WGL Holdings reported net income of $74.2 million and $79.4 million for the three months ended March 31, 2012 and 2011, respectively. For the twelve month periods ended March 31, 2012 and 2011, we earned a return on average common equity of 7.6% and 10.4%, respectively.

The following table summarizes our net income (loss) by operating segment for the three months ended March 31, 2012 and 2011.

Net Income (Loss) by Operating Segment

	Three Months Ended March 31,		Increase/
(In millions)	2012	2011	(Decrease)
Regulated Utility	$72.4	$70.8	$1.6
Non-utility operations:
Retail Energy-Marketing	4.5	9.7	(5.2)
Commercial Energy Systems	0.5	—	0.5
Wholesale Energy Solutions	(2.7)	0.1	(2.8)
Other Activities	(0.5)	(1.2)	0.7
Total non-utility	1.8	8.6	(6.8)
Net income applicable to common stock	$74.2	$79.4	$(5.2)

EARNINGS PER AVERAGE COMMON SHARE
Basic	$1.44	$1.55	$(0.11)
Diluted	$1.44	$1.55	$(0.11)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results

The following table summarizes the regulated utility segment’s operating results for the three months ended March 31, 2012 and 2011.

Regulated Utility Operating Results

	Three Months Ended March 31,		Increase/
(In millions)	2012	2011	Decrease
Utility net revenues:
Operating revenues	$471.1	$569.7	$(98.6)
Less: Cost of gas	197.7	295.0	(97.3)
Revenue taxes	28.7	34.3	(5.6)
Total utility net revenues	244.7	240.4	4.3
Operation and maintenance	68.7	72.3	(3.6)
Depreciation and amortization	23.8	22.4	1.4
General taxes and other assessments	16.0	17.0	(1.0)
Operating income	136.2	128.7	7.5
Other income (expense)-net, including preferred stock dividends	0.6	(1.0)	1.6
Interest expense	9.4	10.3	(0.9)
Income tax expense	55.0	46.6	8.4
Net income applicable to common stock	$72.4	$70.8	$1.6

The regulated utility segment’s net income applicable to common stock was $72.4 million for the three months ended March 31, 2012, compared to net income of $70.8 million for the same three month period in 2011, primarily due to: (i) $9.8 million in higher revenues due to the implementation of new rates in Maryland and Virginia; (ii) a $5.9 million increase in unrealized margins associated with our asset optimization program; (iii) $3.6 million in lower operation and maintenance expenses, including a $5.3 million benefit from our weather protection and (iv) a $2.2 million increase in revenues related to growth of more than 7,900 average active customer meters. Partially offsetting these increases were: (i) a $8.4 million reduction in revenue attributed to warmer weather, excluding the benefit of our weather protection; (ii) $4.5 million in higher income taxes due to an increase in the effective tax rate including a $2.8 million write off of a regulatory asset originally recognized in 2010 related to the tax effect of Medicare Part D (Med D); (iii) $2.6 million in lower realized margins, net of margin sharing, associated with our asset optimization program and (iv) an increase of $1.4 million in depreciation expense due to the growth in, and changes in the asset mix of, our investment in utility plant.

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between the three months ended March 31, 2012 and 2011.

Composition of Changes in Utility Net Revenues

(In millions)	Increase/ (Decrease)
Customer growth	$2.2
Impact of approved rates in MD and VA	9.8
Asset optimization:
Realized margins	(2.6)
Unrealized mark-to-market valuations	5.9
Lower-of-cost or market adjustment	(1.2)
Estimated weather effects	(8.4)
Other	(1.4)
Total	$4.3

Customer growth — Average active customer meters increased by more than 7,900 for the three months ended March 31, 2012 compared to the same quarter of the prior fiscal year.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Impact of approved rates in MD and VA — New base rates were approved in Maryland and Virginia effective November 14, 2011 and October 1, 2011, respectively.

Asset optimization — We recorded net unrealized gains associated with our energy-related derivatives of $1.2 million and unrealized losses of $4.7 million for the three months ended March 31, 2012 and 2011, respectively. When these derivatives settle, any unrealized amounts will ultimately be reversed, and Washington Gas will realize margins when combined with the related transactions these derivatives economically hedge. Unfavorably affecting asset optimization results were $2.6 million of lower realized margins due to a change in Virginia margin sharing and $1.2 million of lower-of-cost or market adjustments associated with storage capacity assets utilized for asset optimization during the three months ended March 31, 2012. There were no lower-of-cost or market adjustments during the three months ended March 31, 2011. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for a further discussion of our asset optimization program.

Estimated weather effects — Weather, when measured by HDDs, was 23.6% warmer and 4.6% colder than normal for the three months ended March 31, 2012 and 2011, respectively. Washington Gas has a weather protection strategy that is designed to neutralize the estimated financial effects of variations from normal weather on net income (refer to the section entitled “Weather Risk” for further discussion of our weather protection strategy). Washington Gas executed heating degree day derivative contracts to manage its exposure to variations from normal weather in the District of Columbia. Changes in the fair value of these derivatives are reflected in operation and maintenance expenses and offset the weather effects reflected above. Due to the extremely warm weather, our weather protection instruments were not sufficient to offset approximately $3.1 million of the reduction in revenue for the three months ended March 31, 2012. There were no material effects on net income attributed to colder or warmer weather for the three months ended March 31, 2011.

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility for the three months ended March 31, 2012 compared to the same period in 2011.

Composition of Changes in Operation and Maintenance Expenses

(In millions)	Increase/ (Decrease)
Operations, engineering, construction and safety	$1.7
Employee benefits	1.2
Hexane costs	1.0
Weather derivative benefits:
Benefit	(5.3)
Premium costs and fair value effects	(0.7)
Other operating expenses	(1.5)
Total	$(3.6)

Operation, engineering, compliance and safety — The increase in operation, engineering, construction and safety costs during the quarter ended March 31, 2012 compared to the same quarter of the prior year is primarily due to higher costs due to an increase in the volume of projects.

Employee benefits — The increase in employee benefits expense reflects higher pension and other post-retirement benefits due to changes in discount rate and other plan assumptions used to measure the benefit obligation.

Hexane costs — The increase in expense during the quarter ended March 31, 2012 compared to the same quarter of the prior year reflects the deferral of costs in 2011 to a regulatory asset under the regulatory mechanism that was in existence at the time.

Weather derivative benefits — The effects of hedging variations from normal weather in the District of Columbia for the three months ended March 31, 2012 and 2011 are recorded to operation and maintenance expense. Washington Gas recorded a gain of $4.2 million as a direct result of warmer than normal weather in the quarter ended March 31, 2012 and a loss of $1.1 million during the quarter ended March 31, 2011 due to colder than normal weather during that period. The benefits or losses of the weather-related instruments are generally offset by the effect of weather on utility net revenues; however, during the quarter ended March 31, 2012, the warmer than normal weather exceeded the level of our hedging protection. In addition, net premiums received related to the weather derivatives were higher due to market expectations of weather.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Depreciation and Amortization. The increase of $1.4 million in depreciation and amortization is primarily attributed to growth in, and changes in the asset mix of, our investment in utility plant partially offset by a reduction in Virginia depreciation rates.

Retail Energy-Marketing Financial and Statistical Data

	Three Months Ended March 31,		Increase /
	2012	2011	(Decrease)
Operating Results (In millions)
Gross margins:
Operating revenues	$368.4	$447.7	$(79.3)
Less: Cost of energy	343.9	415.7	(71.8)
Revenue taxes	1.5	1.6	(0.1)
Total gross margins	23.0	30.4	(7.4)
Operation expenses	14.2	13.0	1.2
Depreciation and amortization	0.2	0.2	—
General taxes and other assessments	0.9	1.1	(0.2)
Operating income	7.7	16.1	(8.4)
Income tax expense	3.2	6.4	(3.2)
Net income	$4.5	$9.7	$(5.2)

Realized margins	$5.0	$12.1	$(7.1)
Unrealized mark-to-market gains	2.4	2.8	(0.4)
Total gross margins — natural gas	7.4	14.9	(7.5)
Realized margins	19.5	15.5	4.0
Unrealized mark-to-market losses	(3.9)	—	(3.9)

Total gross margins — electricity	15.6	15.5	0.1

Total gross margins	$23.0	$30.4	$(7.4)

Other Retail-Energy Marketing Statistics
Natural gas
Therm sales (millions of therms)	249.6	302.4	(52.8)
Number of customers (end of period)	179,000	173,400	5,600
Electricity
Electricity sales (millions of kWhs)	2,896.4	2,611.0	285.4
Number of accounts (end of period)	197,000	183,700	13,300

The retail energy-marketing segment reported net income of $4.5 million for the three months ended March 31, 2012, compared to net income of $9.7 million reported for the same three-month period of the prior fiscal year.

The decrease in net income primarily reflects lower gross margins from natural gas sales. Period-to-period comparisons of quarterly gross margins for this segment can vary significantly and are not necessarily representative of expected annualized results.

Gross margins from natural gas sales decreased $7.5 million in the current quarter of fiscal year 2012 when compared to the same quarter in the prior fiscal year. This decrease is primarily due to the unfavorable change in unrealized mark-to-market margins on energy-related derivatives of $0.4 million resulting from fluctuating market prices and lower realized margins of $7.1 million due to lower retail sales volumes resulting from warmer weather and a less favorable pattern of margin recognition in the current quarter versus the same quarter of the prior year.

Gross margins from electric sales in the current quarter increased $0.1 million from the same quarter of the prior period. This increase reflects higher realized electric retail margins of $4.0 million due to favorable price conditions, higher sales volumes due to customer growth, and a more favorable pattern of margin recognition in the current quarter versus the same quarter of the prior year, partially offset by $3.9 million in unrealized margins due to fluctuating market prices.

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

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Commercial Energy Systems

The commercial energy systems segment reported net income of $0.5 million for the second quarter of fiscal year 2012, compared to a net loss of $18,000 reported for the same period of fiscal year 2011. This increase is due to higher revenue from commercial solar projects and the commencement of project work for government agency customers that was delayed in the prior year.

Wholesale Energy Solutions

The wholesale energy solutions segment reported a net loss of $2.7 million for the three months ended March 31, 2012, compared to net income of $0.1 million reported for the same period of the prior fiscal year. This decrease is primarily due to lower storage and transportation spreads due to one of the warmest winters on record across the country, which affected optimization opportunities as well as higher operation and maintenance expense associated with new storage and optimization arrangements.

Other Non-Utility

Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Results from our other non-utility activities reflect net losses of $0.5 million and $1.2 million for the three months ended March 31, 2012 and 2011, respectively.

RESULTS OF OPERATIONS — Six Months Ended March 31, 2012 vs. March 31, 2011

Summary Results

WGL Holdings reported net income applicable to common stock of $124.6 million, or $2.42 per share, for the six months ended March 31, 2012 compared to $144.7 million, or $2.83 per share, reported for the six months ended March 31, 2011.

The following table summarizes our net income (loss) applicable to common stock by operating segment for the six months ended March 31, 2012 and 2011.

Net Income (Loss) by Operating Segment
	Six Months Ended March 31,		Increase/
(In millions)	2012	2011	(Decrease)
Regulated Utility	$116.8	$111.5	$5.3
Non-utility operations:
Retail Energy-Marketing	5.3	34.6	(29.3)
Commercial Energy Systems	0.8	—	0.8
Wholesale Energy Solutions	2.5	0.2	2.3
Other Activities	(0.8)	(1.6)	0.8
Total non-utility	7.8	33.2	(25.4)
Net income applicable to common stock	$124.6	$144.7	$(20.1)

EARNINGS PER AVERAGE COMMON SHARE
Basic	$2.42	$2.83	$(0.41)
Diluted	$2.42	$2.83	$(0.41)

Regulated Utility Operating Results

The following table summarizes the regulated utility segment’s operating results for the six months ended March 31, 2012 and 2011.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results

	Six Months Ended March 31,		Increase/
(In millions)	2012	2011	(Decrease)
Utility net revenues:
Operating revenues	$842.0	$988.1	$(146.1)
Less: Cost of gas	359.6	512.7	(153.1)
Revenue taxes	51.3	60.3	(9.0)
Total utility net revenues	431.1	415.1	16.0
Operation and maintenance	135.1	135.5	(0.4)
Depreciation and amortization	47.5	44.8	2.7
General taxes and other assessments	27.7	29.5	(1.8)
Operating income	220.8	205.3	15.5
Other income (expenses)-net, including preferred stock dividends	1.0	(0.5)	1.5
Interest expense	19.2	20.2	(1.0)
Income tax expense	85.8	73.1	12.7
Net income	$116.8	$111.5	$5.3

The regulated utility segment’s net income applicable to common stock was $116.8 million for the six months ended March 31, 2012 compared to $111.5 million for the same six month period of the prior fiscal year. The increase in net income primarily reflects: (i) $16.1 million in higher revenues due to the implementation of new rates in Maryland and Virginia; (ii) a $16.0 million increase in unrealized margins associated with our asset optimization program and (iii) a $3.3 million increase in revenues related to growth of more than 8,700 average customer meters. Partially offsetting these favorable variances were: (i) a $5.6 million decrease in realized margins, net of margin sharing, associated with our asset optimization program; (ii) $5.6 million in higher income taxes due to an increase in the effective tax rate including a $2.8 million write off of a regulatory asset originally recognized in 2010 related to the tax effect of Med D and (iii) a $2.7 million increase in depreciation expense due to the growth in, and changes in the asset mix of, our investment in utility plant.

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the regulated utility segment between the six months ended March 31, 2012 and 2011.

Composition of Changes in Utility Net Revenues

(In millions)	Increase / (Decrease)
Customer growth	$3.3
Impact of approved rates in MD and VA	16.1
Asset optimization:
Realized margins	(5.6)
Unrealized mark-to-market valuations	16.0
Lower-of-cost or market adjustment	(1.6)
Estimated weather effects	(12.5)
Other	0.3
Total	$16.0

Customer growth — Average active customer meters increased by more than 8,700 for the six months ended March 31, 2012 compared to the same period of the prior fiscal year.

Impact of approved rates in MD and VA — New base rates were approved in Maryland and Virginia effective November 14, 2011 and October 1, 2011, respectively.

Asset optimization — We recorded unrealized gains associated with our energy-related derivatives of $1.4 million for the six months ended March 31, 2012 compared to unrealized losses of $14.6 million for the same period of 2011. When these derivatives settle, any unrealized amounts will ultimately be reversed, and Washington Gas will realize margins in combination with the related transactions that these derivatives economically hedge. Unfavorably affecting asset optimization results were $5.6 million of lower realized margins due to a change in Virginia margin sharing and $1.6 million of lower-of-cost or market adjustments associated with market adjustments during the six months ended March 31, 2012. There were no lower-of-cost or market adjustments during the six months ended March 31, 2011. (Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for a further discussion of our asset optimization program).

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Estimated weather effects — Weather, when measured by HDDs, was 18.9% warmer and 7.4% colder than normal for the six months ended March 31, 2012 and 2011, respectively. Washington Gas has a weather protection strategy that is designed to neutralize the estimated financial effects of variations from normal weather on net income (refer to the section entitled “Weather Risk” for further discussion of our weather protection strategy). Washington Gas executed heating degree day derivative contracts to manage its exposure to variations from normal weather in the District of Columbia. Changes in the fair value of this derivative are reflected in operation and maintenance expenses and offset the benefits reflected above. Due to the extremely warm weather, protection instruments were not sufficient to offset approximately $3.1 million of the reduction in revenue for the six months ended March 31, 2012. There were no material effects on net income attributed to colder or warmer weather for the six months ended March 31, 2011.

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility for the six months ended March 31, 2012 compared to the same period in 2011.

Composition of Changes in Operation and Maintenance Expenses

(In millions)	Increase/ (Decrease)
Operations, engineering, construction and safety	$3.3
Employee benefits	2.7
Labor and incentive plans	2.1
Hexane costs	1.4
Weather derivative benefits:
Benefit	(9.4)
Premium costs and fair value effects	(0.9)
Other operating expenses	0.4
Total	$(0.4)

Operation, engineering, compliance and safety — The increase in operation, engineering, construction and safety costs during the six months ended March 31, 2012 compared to the same quarter of the prior year is primarily due to higher costs due to an increase in the volume of projects.

Employee benefits — The increase in benefit expenses reflects higher pension and other post-retirement benefits due to changes in discount rate and other plan assumptions used to measure the benefit obligation and higher reserve adjustments for long-term disability.

Labor and incentives — The increase in labor and incentive plans is primarily due to higher direct labor costs driven by higher long-term incentive plan valuations and general wage increases.

Hexane costs — The increase in expense during the six months ended March 31, 2012 compared to the same period of the prior year reflects the deferral of costs in 2011 to a regulatory asset under the regulatory mechanism that was in existence at the time.

Weather derivative benefits — The effects of hedging variations from normal weather in the District of Columbia for the six months ended March 31, 2012 and 2011 are recorded to operation and maintenance expense. Washington Gas recorded a gain of $6.3 million as a direct result of warmer than normal weather in the six months ended March 31, 2012 and a loss of $3.1 million during the six months ended March 31, 2011 due to colder-than-normal weather during that period. The benefits or losses of the weather-related instruments are generally offset by the effect of weather on utility net revenues; however, during the six months ended March 31, 2012, the warmer than normal weather exceeded the level of our hedging protection. In addition, net premiums received related to the weather derivatives were higher due to market expectations of weather.

Depreciation and Amortization — The increase of $2.7 million in depreciation and amortization is primarily attributed to growth in, and changes in the asset mix of, our investment in utility plant partially offset by a reduction in Virginia depreciation rates.

Retail Energy-Marketing

The following table depicts the retail energy-marketing segment’s operating results along with selected statistical data.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Retail-Energy Marketing Financial and Statistical Data

	Six Months Ended March 31,		Increase /
	2012	2011	(Decrease)
Operating Results (In millions)
Gross margins:
Operating revenues	$704.8	$827.1	$(122.3)
Less: Cost of energy	663.4	738.8	(75.4)
Revenue taxes	2.7	2.5	0.2
Total gross margins	38.7	85.8	(47.1)
Operation expenses	27.4	25.3	2.1
Depreciation and amortization	0.4	0.3	0.1
General taxes and other assessments—other	2.0	2.3	(0.3)
Operating income	8.9	57.9	(49.0)
Interest expense	—	0.1	(0.1)
Income tax expense	3.6	23.2	(19.6)
Net income	$5.3	$34.6	$(29.3)

Analysis of gross margins (In millions)
Natural gas
Realized margins	$17.9	$22.3	$(4.4)
Unrealized mark-to-market gains (losses)	(7.8)	12.8	(20.6)
Total gross margins — natural gas	10.1	35.1	(25.0)
Electricity
Realized margins	42.7	30.3	12.4
Unrealized mark-to-market gains (losses)	(14.1)	20.4	(34.5)
Total gross margins — electricity	28.6	50.7	(22.1)
Total gross margins	$38.7	$85.8	$(47.1)

Other Retail-Energy Marketing Statistics
Natural gas
Therm sales (millions of therms)	432.4	518.9	(86.5)
Number of customers (end of period)	179,000	173,400	5,600
Electricity
Electricity sales (millions of kWhs)	5,409.0	5,057.4	351.6
Number of accounts (end of period)	197,000	183,700	13,300

The retail energy-marketing segment reported net income of $5.3 million for the six months ended March 31, 2012, compared to net income of $34.6 million reported for the same six-month period of the prior fiscal year.

The reduction in net income primarily reflects lower gross margins from electric and natural gas sales. Period-to-period comparisons of gross margins for this segment can vary significantly and are not necessarily representative of expected annualized results.

Gross margins from natural gas sales decreased $25.0 million in the current quarter of fiscal year 2012 when compared to the same quarter in the prior fiscal year. This decrease is primarily due to the unfavorable change in unrealized mark-to-market margins on energy-related derivatives of $20.6 million resulting from fluctuating market prices and $4.4 million in lower realized margins reflecting lower retail sales volumes resulting from warmer weather, and lower margins on portfolio optimization activities.

Gross margins from electric sales in the current quarter decreased $22.1 million from the same quarter of the prior period. This decrease reflects a $34.5 million change in unrealized mark-to-market margins on energy-related derivatives from fluctuating market prices partially offset by $12.4 million in higher realized margins attributable to favorable price conditions, higher sales volumes due to customer growth and a more favorable pattern of margin recognition in the current period versus the same period of the prior year.

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

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Commercial Energy Systems

The commercial energy systems segment reported net income of $0.8 million for the six months ended March 31, 2012, compared to a net loss of $20,000 reported for the same period of fiscal year 2011. This increase is due to higher revenue from commercial solar projects in the current period and the commencement of project work for government agency customers that was delayed in the prior year.

Wholesale Energy Solutions

The wholesale energy solutions segment reported net income of $2.5 million for the six months ended March 31, 2012, compared to net income of $0.2 million reported for the same period of the prior fiscal year. This increase is primarily due to the growth in asset optimization activity.

Other Non-Utility

Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Results from our other non-utility activities reflect net losses of $0.8 million and $1.6 million for the six months ended March 31, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

General Factors Affecting Liquidity

It is important for us to have access to short-term debt markets to maintain satisfactory liquidity to operate our businesses on a near-term basis. Our most significant short-term financing requirements include the acquisition of natural gas, electricity and pipeline capacity, and the need to finance accounts receivable and storage gas inventory. The need for long-term capital is driven primarily by capital expenditures and maturities of long-term debt.

Our ability to obtain adequate and cost effective financing depends on our credit ratings, the liquidity of financial markets, and investor demand for our securities. Our credit ratings depend largely on the financial performance of our subsidiaries, and a downgrade in our current credit ratings could require us to post additional collateral with our wholesale counterparties and adversely affect our borrowing costs, as well as our access to sources of liquidity and capital. Also potentially affecting access to short-term debt capital is the nature of any restrictions that might be placed upon us, such as ratings triggers or a requirement to provide creditors with additional credit support in the event of a determination of insufficient creditworthiness. During the three months ended March 31, 2012, WGL Holdings met its liquidity and capital needs through the retention of earnings and the issuance of commercial paper and common stock. Washington Gas met its liquidity and capital needs through the retention of earnings and the issuance of commercial paper. Both WGL Holdings and Washington Gas believe that they will be able to meet their liquidity and capital needs through fiscal year 2012 through a mixture of operating earnings, issuances of commercial paper, and in the case of Washington Gas, issuance of MTNs.

We have a goal to maintain our common equity ratio in the mid-50% range of total consolidated capital. The level of this ratio varies during the fiscal year due to the seasonal nature of our business. This seasonality is also evident in the variability of our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of our current assets are converted into cash at the end of the winter heating season. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for WGL Holdings and Washington Gas, and to allow access to capital at reasonable costs. As of March 31, 2012, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 66.9% common equity, 1.5% preferred stock and 31.6% long- term debt. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of Washington Gas and WGEServices and, to a lesser extent, other non-utility operations.

Our plans provide for sufficient liquidity to satisfy our financial obligations. At March 31, 2012, we did not have any restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.

Short-Term Cash Requirements and Related Financing

Washington Gas’ business is weather sensitive and seasonal, causing short-term cash requirements to vary significantly during the year. Approximately 74% of the total therms delivered in Washington Gas’ service area (excluding deliveries to two electric generation facilities) occur during the first and second fiscal quarters. Accordingly, Washington Gas typically generates more net income in the first six months of the fiscal year than it does for the entire fiscal year.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

During the first six months of our fiscal year, Washington Gas generates large sales volumes and its cash requirements peak when combined storage inventory, accounts receivable, and unbilled revenues are at their highest levels. During the last six months of our fiscal year, after the winter heating season, Washington Gas will typically experience a seasonal net loss due to reduced demand for natural gas. During this period, many of Washington Gas’ assets are converted into cash, which Washington Gas generally uses to reduce and sometimes eliminate short-term debt and to acquire storage gas for the next heating season.

Washington Gas, WGEServices and CEV have seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating periods when a large portion of the storage gas is sold. At March 31, 2012 and September 30, 2011, Washington Gas had balances in gas storage of $66.9 million and $166.1 million, respectively; WGEServices had balances in gas storage of $15.5 million and $61.0 million, respectively, and CEV had balances in gas storage of $93.3 million and $63.3 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. WGEServices and CEV collect revenues that are designed to reimburse their commodity costs used to supply their retail customer and wholesale counterparty contracts. Variations in the timing of cash receipts from customers under these collection methods can significantly affect short-term cash requirements. In addition, Washington Gas, WGEServices and CEV pay their respective commodity suppliers before collecting the accounts receivable balances resulting from these sales. WGEServices and CEV derive their funding to finance these activities from short-term debt issued by WGL Holdings. Additionally, Washington Gas, WGEServices and CEV may be required to post cash collateral for certain purchases. WGEServices and CEV may be required to provide parent guarantees from WGL Holdings for certain non-utility purchases.

Variations in the timing of collections of gas costs under Washington Gas’ gas cost recovery mechanisms can significantly affect short-term cash requirements. At March 31, 2012 and September 30, 2011, Washington Gas had a $2.8 million and $12.1 million net under-collection of unrecovered gas costs, respectively, reflected in current assets/liabilities as gas costs due from/to customers related to the most recent twelve month gas cost recovery cycle ended August 31 of each year. Most of this balance will be collected from customers in fiscal year 2012. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1st of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At March 31, 2012 and September 30, 2011, Washington Gas had a net regulatory liability of $1.8 million and net regulatory asset of $6.5 million, respectively, related to the current gas recovery cycle.

WGL Holdings and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. Bank credit balances available to WGL Holdings and Washington Gas net of commercial paper balances were $268.1 million and $300.0 million at March 31, 2012 and $360.6 million and $300.0 million at September 30, 2011, respectively. On April 3, 2012, WGL Holdings and Washington Gas each entered into separate revolving credit agreements to replace the existing revolving credit agreements which were due to expire on August 2012. The credit facility for WGL Holdings permits it to borrow up to $450 million, and further permits, with the banks’ approval, additional borrowings of $100 million for a maximum potential total of $550 million. The credit facility for Washington Gas permits it to borrow up to $350 million, and further permits, with the banks’ approval, additional borrowings of $100 million for a maximum potential total of $450 million. The interest rate on loans made under each of the credit facilities will be a fluctuating rate per annum that will be set using certain parameters at the time each loan is made. These credit agreements provide for a term of five years and expire on April 3, 2017. The credit agreements each have two one-year extension options. Refer to Note 3—Short-Term Debt of the Notes to the Consolidated Financial Statements for further information.

To manage credit risk, Washington Gas, WGEServices and CEV may require deposits from certain customers and suppliers, which are reported as current liabilities in “Customer deposits and advance payments,” in the accompanying balance sheet. At March 31, 2012 and September 30, 2011, “Customer deposits and advance payments” totaled $70.6 million and $78.1 million, respectively. For both periods, almost all of these deposits related to customer deposits for Washington Gas.

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

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Long-Term Cash Requirements and Related Financing

The primary drivers of our long-term cash requirements include capital expenditures, long-term debt maturities, and decisions to refinance long-term debt. Our capital expenditures primarily relate to adding new utility customers and system supply as well as maintaining the safety and reliability of Washington Gas’ distribution system. Refer to our 2011 Annual Report for a discussion of our long-term debt maturities and capital expenditures.

On February 27, 2012, Washington Gas retired $25.0 million of 6.0% MTNs. Previously during the year, on October 17 and 19, 2011, Washington Gas retired $7.0 million of 6.05% MTNs and $20.0 million of 6.00% MTNs, respectively. At March 31, 2012, Washington Gas had the capacity under a shelf registration to issue up to $375 million of additional MTNs. Washington Gas has authority from its regulators to issue other forms of debt, including private placements.

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

Credit Ratings for Outstanding Debt Instruments

	WGL Holdings		Washington Gas
Rating Service	Unsecured Medium-Term Notes (Indicative)(a)	Commercial Paper	Unsecured Medium- Term Notes	Commercial Paper
Fitch Ratings(b)	A+	F1	AA–	F1+
Moody’s Investors Service(c)	Not Rated	P-2	A2	P-1
Standard & Poor’s Ratings Services(d)	A+	A-1	A+	A-1

(a)	Indicates the ratings that may be applicable if WGL Holdings were to issue unsecured MTNs.
(b)	The long-term debt ratings outlook issued by Fitch Ratings for WGL Holdings and Washington Gas is stable.
(c)	The long-term debt ratings outlook issued by Moody’s Investors Service for Washington Gas is stable.
(d)	The long-term debt ratings outlook issued by Standard & Poor’s Rating Services for WGL Holdings and Washington Gas is stable.

Ratings Triggers and Certain Debt Covenants

WGL Holdings and Washington Gas pay fees on their credit facilities, which in some cases are based on the long-term debt ratings of Washington Gas. In the event the long-term debt of Washington Gas is downgraded below certain levels, WGL Holdings and Washington Gas would be required to pay higher fees. There are five different levels of fees. The credit facility for WGL Holdings defines its applicable fee level as one level below the level applicable to Washington Gas. Under the terms of the credit facilities, the lowest level facility fee is 6.0 basis points and the highest is 17.5 basis points.

Under the terms of WGL Holdings’ and Washington Gas’ credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). In addition, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation, and environmental warranties that might have a material effect. The failure to inform the lenders’ agent of changes in these areas deemed material in nature might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At March 31, 2012, we were in compliance with all of the covenants under our revolving credit facilities.

For certain of Washington Gas’ natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded to or below the lower of a BBB- rating by Standard & Poor’s or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’ credit rating declines, then the counterparty may require additional credit support. At March 31, 2012, Washington Gas would not be required to supply additional credit support by these arrangements if its long-term debt rating was to be downgraded one rating level.

WGL Holdings has guaranteed payments for certain purchases of natural gas and electricity on behalf of its wholly-owned subsidiaries; WGEServices and CEV (refer to our 2011 Annual Report for a further discussion of these guarantees). If the credit rating of WGL Holdings declines, WGEServices and CEV may be required to provide additional credit support for these purchase contracts. At March 31, 2012, neither WGEServices nor CEV would be required to provide additional credit support, for these arrangements if the long-term debt rating of WGL Holdings was to be downgraded one rating level.

Cash Flows Provided by Operating Activities

The primary drivers for our operating cash flows are cash payments received from natural gas and electricity customers, offset by our payments for natural gas and electricity costs, operation and maintenance expenses, taxes and interest costs.

Net cash provided by operating activities totaled $207.9 million for the six months ended March 31, 2012. Net cash provided by operating activities reflects net income before preferred stock dividends, as adjusted for non-cash earnings and charges and changes in working capital including:

•

Accounts receivable and unbilled revenues—net increased $206.0 million from September 30, 2011, primarily due to increased sales volumes to customers during our winter heating season and increased sales volumes associated with Washington Gas’ asset optimization program.

•	Storage gas inventory cost levels decreased $114.7 million from September 30, 2011 primarily due to conversion to cash through seasonal physical withdrawals.

•

Gas costs (current and deferred) and other regulatory assets / liabilities—net decreased $38.6 million from September 30, 2011 primarily due to decreases in balancing charges and mark-to-market adjustments.

•

Accounts payable and other accrued liabilities decreased $10.1 million, due to lower gas prices, partially offset by a seasonal increase in the volumes of natural gas purchases and increased trading activity in CEV. Volumes increased both for deliveries to customers for the winter heating season and for Washington Gas’ asset optimization program.

•	Accrued taxes increased $52.2 million from September 30, 2011 primarily due to an increase in fuel taxes in Maryland and the District of Columbia.

•	Other current assets increased $55.4 million primarily due to net changes in the valuation of energy related derivative contracts.

•	Other current liabilities decreased $35.7 million primarily due to net changes in the valuation of energy related derivative contracts.

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities totaled $3.2 million for the six months ended March 31, 2012, reflecting the issuance of $92.5 million of notes payable, partially offset by the retirement of $52.0 million of long-term debt and dividends on common and preferred stock of $37.9 million.

Cash Flows Used in Investing Activities

During the six months ended March 31, 2012, cash flows used in investing activities totaled $118.3 million, which primarily consists of capital expenditures made on behalf of Washington Gas. In addition, investing activities also reflects additional investments in commercial Solar Photovoltaic (Solar PV) facilities and investments in a partnership to directly fund residential Solar PV facilities.

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

There have been no significant changes to contractual obligations in the three month period ended March 31, 2012.

Construction Project Financing

To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’ customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a receivable representing its customers’ obligations to remit principal and interest and a long-term payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the receivable to the lender and removes both the receivable and the long-term financing from its financial statements. As of March 31, 2012 and September 30, 2011, work on these construction projects that was not completed or accepted by customers was valued at $2.8 million and $4.2 million, respectively, which are recorded on the balance sheet as a receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Construction projects are financed primarily for government agencies, which Washington Gas considers to have minimal credit risk. Based on this assessment and previous collection experience, Washington Gas did not record a corresponding reserve for bad debts related to these receivables at March 31, 2012 and September 30, 2011.

Financial Guarantees

WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of WGEServices and for certain purchase commitments on behalf of CEV. At March 31, 2012, these guarantees totaled $532.5 million and $122.6 million for WGEServices and CEV, respectively. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from counterparties when required by our credit policy (refer to the section entitled “Credit Risk” for a further discussion of our credit policy). WGL Holdings also issued guarantees totaling $3.0 million at March 31, 2012 on behalf of certain of our non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $658.1 million, $4.8 million expired on April 30, 2012, and $22.2 million is due to expire on October 31, 2012. The remaining guarantees do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations imposed by the guarantees upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation.

Effective October 1, 2011, WGL Holdings began charging to its subsidiaries guarantee fees in an amount equal to the daily guarantee exposure multiplied by a monthly weighted average interest rate. During the three and six months ended March 31, 2012, the total fees charged by WGL Holdings to its subsidiaries were $0.2 million and $0.3 million, respectively. The majority of these fees were charged to WGEServices and have been eliminated in the accompanying consolidated financial statements of WGL Holdings.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Chillum LNG Facility

Washington Gas continues to incorporate in its plans construction of a proposed one billion cubic foot liquefied natural gas (LNG) storage facility on the land owned by Washington Gas in Chillum, Maryland, where natural gas storage facilities previously existed for meeting customers’ forecasted peak demand for natural gas. Subject to the resolution of certain legal and regulatory issues, the new storage facility is currently expected to be completed and in service by the 2019-2020 winter heating season at a total estimated cost of $185.3 million.

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

On October 30, 2006, the District Council of Prince George’s County, Maryland denied Washington Gas’ application for a special exception related to its proposed construction of the LNG peaking plant because of the District Council’s position that newly enacted zoning restrictions prohibit such construction. Washington Gas appealed this decision to the Prince George’s County Circuit Court (the Circuit Court) on November 22, 2006; however, the case was subsequently sent back to the administrative process by the Circuit Court. On April 16, 2008, Washington Gas filed a Complaint for Declaratory and Injunctive Relief with the United States District Court for the District of Maryland (the U.S. District Court) seeking a declaratory judgment that all local laws relating to safety and location of the facility are preempted by Federal and State law. On March 26, 2010, the U.S. District Court denied Washington Gas’ motion for summary judgment; however, Washington Gas filed an amended complaint and there have been further proceedings for consideration of the preemption issues raised by Washington Gas. On March 9, 2012, the U.S. District Court issued an order and memorandum opinion that denied Washington Gas’ motion for summary judgment. Washington Gas filed a notice of appeal with the U.S. Circuit Court of Appeals for the Fourth Circuit on April 3, 2012.

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

Operating Issues Related To Changes In Natural Gas Supply

In fiscal year 2005, Washington Gas began addressing a significant increase in the number of natural gas leaks on its distribution system in a portion of Prince George’s County, Maryland. Natural gas containing a low concentration of heavy hydrocarbons (HHCs) can cause the seals in certain mechanical couplings on the Washington Gas distribution system to shrink increasing the propensity for the coupling to leak. Independent laboratory tests performed on behalf of Washington Gas have shown that, in a laboratory environment, the injection of HHCs into gas with low concentrations of HHC can be effective in offsetting the affect of the low HHC gas on the seals in couplings which increases their sealing force and in turn, reduces the propensity for the affected couplings to leak.

To resolve the significant increase in leaks, Washington Gas replaced gas service lines and replaced or rehabilitated gas mains that contained the affected mechanical couplings in Prince George’s County. Additionally, Washington Gas constructed three facilities to inject HHCs into the gas stream entering the Washington Gas distribution system. Washington Gas has been evaluating the effectiveness of this HHC injection process on the affected couplings under field conditions. Our evaluation of the role of these HHC injections as a preventative and remedial measure was filed in a report to the PSC of MD on June 29, 2007. Washington Gas continues to mitigate the impact of low HHC gas from whatever source through accelerating the replacement of mechanically coupled pipeline and the operation of three HHC injection facilities.

The current planned mechanical coupling remediation and replacement work includes a planned $62.0 million, 5-year, mechanically coupled pipe replacement program approved by the SCC of VA on April 21, 2011 as part of Washington Gas’ SAVE filing and the continuation of the December 16, 2009 settlement in the District of Columbia that includes a targeted mechanically coupled pipe replacement and encapsulation program which is estimated to cost $28.0 million and is expected to take approximately seven years to complete. Rate recovery of the expenditures has been approved by the SCC of VA and the PSC of DC. Additionally, Washington Gas has budgeted approximately $47.0 million related to a planned 5-year mechanically coupled pipe replacement program in Maryland.

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

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Notwithstanding Washington Gas’ recovery of costs related to the construction of the injection facilities and hexane costs through local regulatory commission action, Washington Gas has pursued and will pursue all remedies available to keep its customers from having to pay more than their appropriate share of the costs of the remediation to maintain the safety of the Washington Gas distribution system.

Commonwealth Pipeline

In February 2012, CEV entered into a joint development agreement with UGI Energy Services, Inc. (UGI) and Inergy Midstream, L.P. (Inergy), to jointly market and develop a 200-mile interstate pipeline named the Commonwealth Pipeline. The pipeline is planned to extend south from the terminus of Inergy’s Marc I line in Lycoming County, Pennsylvania and run through central and eastern Pennsylvania accessing markets in and around Philadelphia, Baltimore and the Washington, D.C. metropolitan region. The new pipeline will provide these markets with direct access to abundant supplies of Marcellus natural gas through a safe, reliable and cost-effective transportation system. The pipeline is expected to cross and link with a number of interstate pipelines along its route, providing even greater supply diversity to the mid-Atlantic region while simultaneously providing Marcellus producers with direct access to expanding markets currently served by legacy interstate pipelines.

The purpose of the joint development agreement is to determine the commercial, financial and engineering feasibility and viability of developing the interstate pipeline. The joint development agreement also defines the rights and obligations of each party with respect to the preliminary development and marketing of the interstate pipeline. CEV and UGI are expected to execute precedent agreements to become anchor shippers on the pipeline.

If the parties agree to construct the pipeline after analyzing and assessing certain development considerations, the pipeline is expected to go into service in 2015 and transport at least 800,000 dekatherms of natural gas per day. CEV, Inergy and UGI expect to be equal equity holders of the project. Inergy will construct and operate the pipeline which is expected to cost approximately $1.0 billion and be funded equally by the three parties. To date, no capital expenditures have been incurred on the project and the company has recorded its expenses associated with marketing and development activities.

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

Washington Gas, WGEServices and CEV have an existing credit policy that is designed to mitigate credit risks through a requirement for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. In accordance with this policy, Washington Gas, WGEServices and CEV have each obtained credit enhancements from certain of their counterparties. If certain counterparties or their guarantors meet the policy’s credit worthiness criteria, Washington Gas, WGEServices and CEV may grant unsecured credit to those counterparties or their guarantors. The credit worthiness of all counterparties is continuously monitored.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Washington Gas, WGEServices and CEV are also subject to the collateral requirements of their counterparties. At March 31, 2012, Washington Gas, WGEServices and CEV provided $4.4 million, $0.3 million and $19.4 million in cash collateral to counterparties, respectively.

The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of March 31, 2012 for Washington Gas, WGEServices and CEV, separately.

Credit Exposure to Wholesale Counterparties (In millions)

Rating(a)	Exposure Before Credit Collateral(b)	Offsetting Credit Collateral Held(c)	Net Exposure	Number of Counterparties Greater Than 10%(d)	Net Exposure of Counterparties Greater Than 10%
Washington Gas
Investment Grade	$9.6	$—	$9.6	2	$5.2
Non-Investment Grade	6.2	5.0	1.2	1	1.2
No External Ratings	5.8	—	5.8	1	4.8
WGEServices
Investment Grade	$0.1	$—	$0.1	1	$0.1
Non-Investment Grade	—	—	—	—	—
No External Ratings	0.2	—	0.2	3	0.1
CEV
Investment Grade	$7.8	$—	$7.8	3	$6.1
Non-Investment Grade	—	—	—	—	—
No External Ratings	1.2	—	1.2	—	—

(a)Included in “Investment Grade” are counterparties with a minimum Standard & Poor’s or Moody’s Investor Service rating of BBB- or Baa3, respectively. If a counterparty has provided a guarantee by a higher-rated entity (e.g., its parent), the guarantor’s rating is used in this table.

(b)Includes the net of all open positions on energy-related derivatives subject to mark-to-market accounting requirements, the net receivable/payable for realized transactions and net open positions for contracts designated as normal purchases and normal sales and not recorded on our balance sheet. Amounts due from counterparties are offset by liabilities payable to those counterparties to the extent that legally enforceable netting arrangements are in place.

(c) Represents cash deposits and letters of credit received from counterparties, not adjusted for probability of default.

(d) Using a percentage of the net exposure.

Retail Credit Risk

Washington Gas is exposed to the risk of non-payment of utility bills by certain of its customers. To manage this customer credit risk, Washington Gas may require cash deposits from its high risk customers to cover payment of their bills until the requirements for the deposit refunds are met. In addition, Washington Gas implemented a POR program as approved by the PSC of MD, whereby it purchases receivables from participating energy marketers at approved discount rates. Under the program, Washington Gas is exposed to the risk of non-payment by the retail customers for these receivables. This risk is factored into the approved discount rate at which Washington Gas purchases the receivables.

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

Washington Gas executes commodity-related physical and financial contracts in the form of forwards, swaps and option contracts as part of an asset optimization program that is managed by its internal staff. These transactions are accounted for as derivatives. Under this program, Washington Gas realizes value from its long-term natural gas transportation and storage capacity resources when not being fully used to serve utility customers. Regulatory sharing mechanisms in all three jurisdictions allow the profit from these transactions to be shared between Washington Gas’ customers and shareholders.

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives during the six months ended March 31, 2012:

Regulated Utility Segment

Changes in Fair Value of Energy-Related Derivatives

(In millions)
Net liabilities at September 30, 2011	$(3.2)
Net fair value of contracts entered into during the period	28.3
Other changes in net fair value	4.9
Realized net settlement of derivatives	(18.3)
Net assets at March 31, 2012	$11.7

Regulated Utility Segment

Roll Forward of Energy-Related Derivatives

(In millions)
Net liabilities at September 30, 2011	$(3.2)
Recorded to income	7.6
Recorded to regulatory assets/liabilities	25.6
Realized net settlement of derivatives	(18.3)
Net assets at March 31, 2012	$11.7

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The maturity dates of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives recorded at fair value at March 31, 2012, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Regulated Utility Segment

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
(In millions)	Total	Remainder 2012	2013	2014	2015	2016	Thereafter
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	16.3	0.9	3.3	10.0	2.1	—	—
Level 3 — Significant unobservable inputs	(4.6)	(1.5)	(3.8)	(9.3)	1.9	3.5	4.6
Total net assets (liabilities) associated with our energy-related derivatives	$11.7	$(0.6)	$(0.5)	$0.7	$4.0	$3.5	$4.6

Refer to Note 9, Derivative and Weather-Related Instruments and Note 10, Fair Value Measurements of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.

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

A portion of WGEServices’ annual natural gas sales volumes is subject to variations in customer demand associated with fluctuations in weather and other factors. Purchases of natural gas to fulfill retail sales commitments are generally made under fixed-volume contracts based on certain weather assumptions. If there is significant deviation from normal weather or other factors which affect customer usage, purchase commitments may differ significantly from actual customer usage. To the extent that WGEServices cannot match its customer requirements and supply commitments, it may be exposed to commodity price and volume variances, which could negatively impact expected gross margins (refer to the section entitled “Weather Risk” for a further discussion of our management of weather risk). WGEServices manages these risks through the use of derivative instruments including financial products and wholesale supply contracts that provide for volumetric variability.

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

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the retail energy marketing segment’s energy-related derivatives during the six months ended March 31, 2012:

Retail Energy Marketing Segment

Changes in Fair Value of Energy-Related Derivatives

(In millions)
Net liabilities at September 30, 2011	$(21.4)
Net fair value of contracts entered into during the period	(4.6)
Other changes in net fair value	(45.7)
Realized net settlement of derivatives	27.2
Net liabilities at March 31, 2012	$(44.5)

Retail Energy Marketing Segment

Roll Forward of Energy-Related Derivatives

(In millions)
Net liabilities at September 30, 2011	$(21.4)
Recorded to income	(49.1)
Recorded to accounts payable	(1.2)
Realized net settlement of derivatives	27.2
Net liabilities at March 31, 2012	$(44.5)

The maturity dates of our net assets (liabilities) associated with the retail energy marketing segments’ energy-related derivatives recorded at fair value at March 31, 2012 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Retail Energy Marketing Segment

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
(In millions)	Total	Remainder 2012	2013	2014	2015	2016	Thereafter
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(43.7)	(19.1)	(18.4)	(5.9)	(0.3)	—	—
Level 3 — Significant unobservable inputs	(0.8)	(4.1)	(1.0)	3.7	0.6	—	—
Total net assets (liabilities) associated with our energy-related derivatives	$(44.5)	$(23.2)	$(19.4)	$(2.2)	$0.3	$—	$—

Refer to Note 9, Derivative and Weather-Related Instruments and Note 10, Fair Value Measurements of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.

Wholesale Energy Solutions. CEV engages in wholesale commodity transactions to optimize its owned and managed capacity assets. Depending upon the nature of its forward hedges, CEV may be exposed to fluctuations in mark-to-market valuations based on changes in forward price curves. Price risk exists to the extent that uneven physical natural gas volumes do not perfectly match with forward contracts.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the non-utility segments’ energy-related derivatives for both natural gas and electricity during the six months ended March 31, 2012:

Wholesale Energy Solutions Segment

Changes in Fair Value of Energy-Related Derivatives

(In millions)
Net assets at September 30, 2011	$8.1
Net fair value of contracts entered into during the period	45.3
Other changes in net fair value	7.1
Realized net settlement of derivatives	(21.3)
Net assets at March 31, 2012	$39.2

Wholesale Energy Solutions Segment

Roll Forward of Energy-Related Derivatives

(In millions)
Net assets at September 30, 2011	$8.1
Recorded to income	52.4
Realized net settlement of derivatives	(21.3)
Net assets at March 31, 2012	$39.2

The maturity dates of our net assets (liabilities) associated with the wholesale energy solutions segments’ energy-related derivatives recorded at fair value at March 31, 2012 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Wholesale Energy Solutions Segment

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
(In millions)	Total	Remainder 2012	2013	2014	2015	2016	Thereafter

Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	39.2	(0.7)	39.1	0.8	—	—	—
Level 3 — Significant unobservable inputs	—	—	—	—	—	—	—
Total net assets associated with our energy-related derivatives	$39.2	$(0.7)	$39.1	$0.8	$—	$—	$—

Refer to Note 9, Derivative and Weather-Related Instruments and Note 10, Fair Value Measurements of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.

Value-at-Risk. WGEServices measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGEServices’ value-at-risk at March 31, 2012 was approximately $4,000 and $48,000, related to its natural gas and electric portfolios, respectively.

Weather Risk

We are exposed to various forms of weather risk in both our regulated utility and non-utility business segments. To the extent Washington Gas does not have weather derivatives or billing adjustment mechanisms in place, its revenues are volume driven and its current rates are based upon an assumption of normal weather. Without weather protection strategies, variations from normal weather will cause our earnings to increase or decrease depending on the weather pattern. Washington Gas currently has a weather protection strategy that is designed to neutralize the estimated financial effects of weather on its net income within a reasonable range of weather expectations, as discussed below.

The financial results of our retail energy-marketing business, WGEServices, are affected by variations from normal weather primarily in the winter relating to its natural gas sales, and throughout the fiscal year relating to its electricity sales. WGEServices manages these weather risks with, among other things, weather derivatives.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Variations from normal weather may also affect the financial results of our wholesale energy business, CEV, primarily with regards to summer—winter storage spreads and in transportation spreads throughout the fiscal year. CEV manages these weather risks with, among other things, locational physical and financial basis hedging.

Billing Adjustment Mechanisms. In Maryland, Washington Gas has an RNA billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. In Virginia, Washington Gas has a Weather Normalization Adjustment (WNA) billing adjustment mechanism that is designed to eliminate the effect of variations in weather from normal levels on utility net revenues. Additionally, as part of the CARE, Washington Gas has a CRA mechanism, which, coupled with the WNA, eliminates the effect of both weather and other factors such as conservation for residential customers in Virginia. For a discussion of current rates and regulatory matters, refer to the section entitled “Rates and Regulatory Matters” in Management’s Discussion for Washington Gas.

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

Weather Derivatives. On August 12, 2011, Washington Gas executed HDD weather derivative contracts to manage its financial exposure to variations from normal weather in the District of Columbia for fiscal year 2012 resulting in a net premium payment to Washington Gas of $0.8 million. Under these contracts, Washington Gas purchased protections against net revenue shortfalls due to warmer-than-normal weather and sold colder-than-normal weather benefits. Because weather during the first six months of fiscal year 2012 was extraordinarily warm, Washington Gas expects to receive the maximum contractual payment of $7.1 million (including the net premium) from its weather derivatives. This amount is not expected to be sufficient to cover all of Washington Gas’ warm-weather exposure in the District of Columbia.

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

RESULTS OF OPERATIONS — Three Months Ended March 31, 2012 vs. March 31, 2011

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

Washington Gas’ net income applicable to its common stock was $72.1 million and $70.7 million for the three months ended March 31, 2012 and 2011, respectively. Changes in the composition of earnings from the prior period are primarily due to: (i) higher revenues due to the implementation of new rates in Maryland and Virginia; (ii) an increase in unrealized margins associated with our asset optimization program; (iii) lower operation and maintenance expenses, including a benefit from our weather protection and (iv) an increase in revenues related to growth of more than 7,900 average active customer meters. Partially offsetting these increases were: (i) higher income taxes due to an increase in the effective tax rate including a regulatory write off of a regulatory asset originally recognized in 2010 related to the tax effect of Med D; (ii) a reduction in revenue attributed to warmer weather, excluding the benefit of our weather protection; (iii) lower realized margins, net of margin sharing, associated with our asset optimization program and (iv) an increase in depreciation expense due to the growth in, and changes in the asset mix of, our investment in utility plant.

Key gas delivery, weather and meter statistics are shown in the table below for the three months ended March 31, 2012 and 2011.

Gas Deliveries, Weather and Meter Statistics

	Three Months Ended
	March 31,		Increase/
	2012	2011	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	323.8	418.2	(94.4)
Gas delivered for others	172.2	212.5	(40.3)
Total firm	496.0	630.7	(134.7)
Interruptible
Gas sold and delivered	0.8	0.8	-
Gas delivered for others	78.4	93.5	(15.1)
Total interruptible	79.2	94.3	(15.1)
Electric generation—delivered for others	35.2	7.1	28.1
Total deliveries	610.4	732.1	(121.7)

Degree Days
Actual	1,613	2,207	(594)
Normal	2,112	2,109	3
Percent colder (warmer) than normal	(23.6)%	4.6%	n/a
Average active customer meters	1,096,571	1,088,647	7,924
New customer meters added	2,346	2,035	311

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

During the quarter ended March 31, 2012 total gas deliveries to firm customers were 496.0 million therms, a decrease of 134.7 million therms from 630.7 million therms delivered in the same quarter of the prior fiscal year. This comparison in natural gas deliveries to firm customers primarily reflects warmer weather in the current quarter than in the same quarter of the prior year, partially offset by an increase in average active customer meters of 7,924.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Weather, when measured by HDDs was 23.6% warmer than normal for the second quarter of fiscal year 2012, compared to 4.6% colder than normal for the same quarter of fiscal year 2011. Due to the extremely warm weather, our weather protection instruments were not sufficient to offset approximately $3.1 million if the reduction in revenue for the three months ended March 31, 2012. There were no material effects on net income attributed to colder or warmer weather for the three months ended March 31, 2011.

Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers decreased by 15.1 million therms in the second quarter of fiscal year 2012 compared to the same quarter of the prior fiscal year, reflecting decreased demand due to warmer weather.

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

Gas Service for Electric Generation. Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the three months ended March 31, 2011, deliveries to these customers increased by 28.1 million therms when compared to the same quarter of the prior year. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

RESULTS OF OPERATIONS — Six Months Ended March 31, 2012 vs. March 31, 2011

Washington Gas’ net income applicable to its common stock was $116.3 million and $111.1 million for the six months ended March 31, 2012 and 2011, respectively. Changes in the composition of earnings from the prior period are primarily due to: (i) higher revenues due to the implementation of new rates in Maryland and Virginia; (ii) an increase in unrealized margins associated with our asset optimization program; (iii) lower operation and maintenance expenses and (iv) an increase in revenues related to growth of more than 8,700 average active customer meters. Partially offsetting these increases were: (i) higher income taxes due to an increase in the effective tax rate including a regulatory write off of a regulatory asset originally recognized in 2010 related to the tax effect of Med D; (ii) a reduction in revenue attributed to warmer weather, excluding the benefit of our weather protection; (iii) lower realized margins, net of margin sharing, associated with our asset optimization program and (iv) an increase in depreciation expense due to the growth in, and changes in the asset mix of, our investment in utility plant.

Key gas delivery, weather and meter statistics are shown in the table below for the six months ended March 31, 2012 and 2011.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Gas Deliveries, Weather and Meter Statistics

	Six Months Ended March 31,		Increase/
	2012	2011	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	556.5	719.4	(162.9)
Gas delivered for others	312.8	379.3	(66.5)
Total firm	869.3	1,098.7	(229.4)
Interruptible
Gas sold and delivered	1.6	1.6	—
Gas delivered for others	150.3	179.8	(29.5)
Total interruptible	151.9	181.4	(29.5)
Electric generation—delivered for others	43.0	23.4	19.6
Total deliveries	1,064.2	1,303.5	(239.3)

Degree Days
Actual	2,807	3,712	(905)
Normal	3,462	3,455	7
Percent colder (warmer) than normal	(18.9)%	7.4%	n/a
Average active customer meters	1,092,337	1,083,555	8,782
New customer meters added	5,802	4,862	940

Gas Service to Firm Customers. During the six months ended March 31, 2012 total gas deliveries to firm customers were 869.3 million therms, a decrease of 229.4 million therms from 1,098.7 million therms delivered in the same period of the prior fiscal year. This comparison in natural gas deliveries to firm customers primarily reflects warmer weather in the current six months than in the same period of the prior year, partially offset by an increase in average active customer meters of 8,782.

Weather, when measured by HDDs was 18.9% warmer than normal for the six months ended March 31, 2012, compared to 7.4% colder than normal for the same period of fiscal year 2011. Including the effects of our weather protection strategy, there was a $3.1 million unfavorable impact to net income attributed to warmer weather for the three months ended March 31, 2012 and no material effect on net income attributed to colder or warmer weather for the three months ended March 31, 2011.

Gas Service to Interruptible Customers. Therm deliveries to interruptible customers decreased by 29.5 million therms during the six months ended March 31, 2012 compared to the same period of the prior fiscal year, reflecting decreased demand due to warmer weather.

Gas Service for Electric Generation. Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the six months ended March 31, 2012, deliveries to these customers increased by 19.6 million therms when compared to the same quarter of the prior year. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources for Washington Gas are substantially the same as the liquidity and capital resources discussion included in the Management’s Discussion of WGL Holdings (except for certain items and transactions that pertain to WGL Holdings and its unregulated subsidiaries). Those explanations are incorporated by reference into this discussion.

RATES AND REGULATORY MATTERS

Washington Gas determines its request to modify existing rates based on the level of net investment in plant and equipment, operating expenses and the need to earn a just and reasonable return on invested capital. The following is an update of significant current regulatory matters in each of Washington Gas’ jurisdictions. For a more detailed discussion of the matters below, refer to our combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2011.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

District of Columbia Jurisdiction

Investigation of Depreciation Practices. On September 9, 2011, the PSC of DC docketed a proceeding to review the proper and adequate rates of depreciation of the several classes of Washington Gas’ property. In accordance with the procedural schedule, interested parties’ comments were filed by October 24, 2011. Washington Gas’ reply comments were filed on November 14, 2011, wherein Washington Gas requested that the PSC of DC consider depreciation issues in the context of the newly-initiated rate case, referenced below. On April 26, 2012, the PSC of DC granted Washington Gas’ request to consolidate its investigation of depreciation issues into its base rate proceeding and closed the proceeding.

District of Columbia Base Rate Case. On November 2, 2011, the PSC of DC docketed a proceeding to investigate the reasonableness of Washington Gas’ base rates and charges and required Washington Gas to file a base rate case no later than 90 days from the date of the order. On February 29, 2012, Washington Gas filed a request with the PSC of DC for a $29.0 million annual increase in revenues. The $29.0 million revenue increase requested in this application included a proposed overall rate of return 8.91% and a return on common equity of 10.90%. Washington Gas is also proposing to expand the existing program to replace or encapsulate certain vintage mechanical couplings, which was previously approved by the PSC of DC, to include the accelerated replacement of pipe in its system that is nearing the end of its useful life. Washington Gas plans to invest approximately $119.0 million to replace aging distribution pipe in the District of Columbia over the next five years and included, in this proposal, a request for approval of these expenditures over the next five years. Washington Gas also provided a proposed procedural schedule and requested that the PSC of DC establish a pre-hearing conference. On April 26, 2012, the PSC of DC adopted a procedural schedule and designated issues for the proceeding. Intervenor testimony is due on July 17, 2012, rebuttal testimony is due August 31, 2012, and evidentiary hearings are scheduled in October 2012.

Maryland Jurisdiction

Order on and Reviews of Purchased Gas Charges. Each year, the PSC of MD reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’ purchased gas costs are reasonable.

On September 9, 2011, the PSC of MD issued an order approving purchased gas charges of Washington Gas for the twelve-month period ending August 2009, except for an undetermined amount related to excess gas deliveries by CSPs which were cashed-out by Washington Gas. The PSC of MD found that the cash-out of excess deliveries was in violation of Washington Gas’ tariff and that Washington Gas should not have cashed-out the excess deliveries by CSPs, but rather should have eliminated the imbalances through volumetric adjustments in the future and designated that the hearing examiner in a separate proceeding determine whether civil penalties should be levied against Washington Gas. In accordance with generally accepted accounting principles, Washington Gas recorded a $5.3 million estimated regulatory liability associated with this decision during the fourth quarter of fiscal year 2011. On October 11, 2011, Washington Gas filed an application for rehearing of the order with respect to the decision that a violation of the tariff occurred and that civil penalties might be levied. Washington Gas requested that the PSC of MD find that Washington Gas is authorized to cash-out CSP account imbalances under its tariff and therefore is not subject to civil penalties. On January 3, 2012, the PSC of MD issued an order denying Washington Gas’ request for rehearing. Pending the ultimate decision of the PSC of MD, further action may be taken with respect to recovery from the CSPs.

Investigation of Asset Management and Gas Purchase Practices. In 2008, the Office of Staff Counsel of the PSC of MD submitted a petition to the PSC of MD to establish an investigation into Washington Gas’ asset management program and cost recovery of its gas purchases.

In November 2009, the Chief Hearing Examiner of the PSC of MD issued a POHE, which approved Washington Gas’ proposal for the sharing of margins from asset optimization between Washington Gas and customers and its current methodology for pricing storage injections.

Subsequently, both the MD Staff and the OPC filed notices of appeal of the POHE followed by a memorandum on appeal in support of their positions. In January 2010, Washington Gas filed a reply memorandum in response to the Staff of the PSC of MD and the MD OPC’s memoranda on appeal. A decision by the PSC of MD is pending.

Maryland Base Rate Case. On November 14, 2011, the PSC of MD issued an order authorizing: (i) an annual revenue increase of $8.4 million compared to Washington Gas’ revised request of $27.8 million; (ii) a rate of return on common equity of 9.60% and an overall rate of return of 8.09%; and (iii) an end of test period equity ratio of 57.88%. The order also authorized Washington Gas to implement the initial 5-year phase of the accelerated pipe replacement plan, but denied the proposed cost recovery mechanism; and disallowed the amortization of costs to achieve under Washington Gas’ BPO agreement.

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

On March 29, 2012, the PSC of MD issued an order in response to the petition for rehearing and clarification filed by Washington Gas. The PSC of MD (i) granted an additional revenue increase of $0.7 million related to interest synchronization, increasing the overall revenue increase granted to Washington Gas in the case to $9.1 million; (ii) denied Washington Gas’ request for an adjustment related to other tax adjustments, which would have increased the revenue requirement by an additional $2.4 million; (iii) denied recovery of the costs to initiate the outsourcing agreement with Accenture LLC in 2007; and (iv) directed Washington Gas to provide written notice when it implements the accelerated pipeline replacement project and adopted the reporting structure suggested by a MD Staff witness as guidance for reporting Washington Gas’ progress. As a result of this order, Washington Gas recorded a $2.8 million charge to income tax expense to write-off a regulatory asset that had been established in 2010 for the change in the tax treatment of Medicare Part D, the amortization of which comprised the majority of the other tax adjustments that were disallowed by the Commission.

On April 30, 2012, Washington Gas filed a petition for rehearing with the PSC of MD which requested the Commission reverse its decisions in the March 29, 2012 order denying Washington Gas’ request for an adjustment related to other tax adjustments and the costs to initiate the outsourcing agreement with Accenture, LLC. Washington Gas also filed a petition for judicial review of the PSC of MD’s March 29, 2012 order with the Circuit Court for Baltimore City to preserve its right to appeal in this case. Washington Gas has requested the Circuit Court to hold further proceedings on the appeal in abeyance pending the PSC of MD’s action on the petition for rehearing.

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

On November 30, 2011, Washington Gas filed a stipulation to reflect settlement terms to which Washington Gas, the Staff, and other stipulating parties to the settlement agreed. The AOBA did not support this stipulation. In the stipulation, the settling parties agreed to a $20.0 million rate increase, a 9.75% return on equity, an 8.261% overall rate of return, and a provision for sharing margins from asset optimization activities between Washington Gas and customers which includes a $3.2 million annual guarantee. Evidentiary hearings were held on December 5 and 6, 2011. Post-hearing briefs were filed on January 26, 2012. On March 15, 2012, the Senior Hearing Examiner issued a report of findings and recommended that the SCC of VA adopt the stipulation. On April 5, 2012, Washington Gas, the Staff of the SCC of VA, the Office of the Attorney General and Fairfax County all filed comments in support of the recommended decision of the Hearing Examiner while the AOBA filed comments in opposition. On April 18, 2012, Washington Gas filed a petition for leave to file reply and reply to AOBA’s comments on the Hearing Examiner’s report. A commission decision is pending.

Affiliate Transactions. On June 16, 2011, Washington Gas submitted an application to the SCC of VA requesting approval of three affiliate transactions with CEV: (i) the transfer to CEV of the remainder of the term of two agreements for natural gas storage service at the WSS and ESS storage fields; (ii) the sale to CEV of any storage gas balances associated with the WSS and ESS agreements; and (iii) the assignment to CEV of Washington Gas’ rights to buy base gas in the WSS storage field. Washington Gas proposed to make these affiliate transactions by September 30, 2011, coincident with the expiration of its PBR plan approved by the SCC of VA in a separate proceeding. On September 14, 2011, the SCC of VA issued an order denying Washington Gas’ application to transfer Washington Gas’ contracts for certain storage capacity resources to its affiliate, CEV. On October 4, 2011, Washington Gas filed a petition for reconsideration on this proceeding. On October 5, 2011, the SCC of VA granted Washington Gas’ request that the matter be reconsidered, but has not made a final ruling on Washington Gas’ petition for reconsideration. On December 6, 2011, the VA Staff submitted a supplement to action brief seeking to provide evidence to the commission that ratepayers have been funding the WSS and ESS assets during the PBR period based on the netting of costs associated with those assets when calculating net revenues.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (concluded)

Washington Gas submitted comments rejecting the Staff’s position and showing that the ratepayers had not funded these assets. These comments were appended to the VA Staff’s brief on December 9, 2011. A commission decision is pending.

OTHER MATTERS

New Labor Contract. Washington Gas has entered into a new three-year labor contract with the Teamsters Local Union No. 96 (Local 96), a local union affiliated with the International Brotherhood of Teamsters. The contract covers approximately 540 employees. The Teamsters ratified the contract on January 31, 2012 and is effective through May 31, 2015. The contract includes, among other things: (i) annual wage increases ranging from 2.25% to 3.25%; (ii) employment protection for each Local 96 employee employed at the date of ratification; (iii) discontinuance of the leave of absence pending retirement benefit as of June 1, 2012 and (iv) an increase in employee’s contribution to its medical benefits consistent with medical benefit plans for all other company employees.

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

ITEM 4. CONTROLS AND PROCEDURES – WGL Holdings

Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that disclosure controls and procedures of WGL Holdings are effective. There have been no changes in the internal control over financial reporting of WGL Holdings during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL Holdings.

ITEM 4. CONTROLS AND PROCEDURES—Washington Gas

Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) of Washington Gas as of March 31, 2012. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures of Washington Gas are effective. There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

WGL Holdings, Inc.

Washington Gas Light Company

Part II—Other Information

ITEM 1. LEGAL PROCEEDINGS

The nature of our business ordinarily results in periodic regulatory proceedings before various state and federal authorities. For information regarding pending federal and state regulatory matters, see Note 13 — Commitments and Contingencies, contained in Part I under the Notes to Consolidated Financial Statements. Also, see Part II, Item 1 of our Form 10-Q for the quarter ended December 31, 2011 for the description of a material ongoing legal proceeding. There were no material developments in this matter during the quarter ended March 31, 2012.

ITEM 6. EXHIBITS

Exhibits:

Schedule/ Exhibit	Description
(a)(3)	Exhibits

Exhibits Filed Herewith:

10.1	Credit Agreement dated as of April 3, 2012 among WGL Holdings, Inc., the Lenders Parties Hereto, Wells Fargo Bank, National Association, as administrative agent; The Bank of Tokyo-Mitsubishi UFJ, Ltd. as syndication agent; Branch Banking and Trust Company and TD Bank, N.A., as documentation agents; and Wells Fargo Securities, LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., BB&T Capital Markets and TD Bank, N.A. as joint lead arrangers and joint book runners.

10.2	Credit Agreement dated as of April 3, 2012 among Washington Gas Light Company, the Lenders Parties Hereto, Wells Fargo Bank, National Association, as administrative agent; The Bank of Tokyo-Mitsubishi UFJ, Ltd. as syndication agent; Branch Banking and Trust Company and TD Bank, N.A., as documentation agents; and Wells Fargo Securities, LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., BB&T Capital Markets and TD Bank, N.A. as joint lead arrangers and joint book runners.

31.1	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits Submitted Herewith:

101.INS	XBRL Instance Document:*

101.SCH	XBRL Schema Document:*

101.CAL	XBRL Calculation Linkbase Document:*

101.LAB	XBRL Labels Linkbase Document:*

101.PRE	XBRL Presentation Linkbase Document:*

101.DEF	XBRL Definition Linkbase Document.*

3	Articles of Incorporation & Bylaws:

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

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY
(Co-registrants)

Date: May 3, 2012	/s/ William R. Ford
William R. Ford
Controller (Principal Accounting Officer