Form 10-Q
period 2012-06-30
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2012-08-06
CIK 104819, 1103601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

WGL Holdings, Inc. common stock, no par value, outstanding as of July 31, 2012: 51,573,871 shares.

All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of July 31, 2012.

WGL Holdings, Inc.

Washington Gas Light Company

For the Quarter Ended June 30, 2012

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

(ii)

WGL Holdings, Inc.

Washington Gas Light Company

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

(iii)

WGL Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

Part I—Financial Information

Item 1—Financial Statements

(In thousands)	June 30, 2012	September 30, 2011
ASSETS
Property, Plant and Equipment
At original cost	$3,715,733	$3,575,973
Accumulated depreciation and amortization	(1,124,488)	(1,086,072)
Net property, plant and equipment	2,591,245	2,489,901
Current Assets
Cash and cash equivalents	51,519	4,332
Receivables
Accounts receivable	222,290	205,950
Gas costs and other regulatory assets	36,518	14,364
Unbilled revenues	116,795	94,078
Allowance for doubtful accounts	(19,570)	(17,969)
Net receivables	356,033	296,423
Materials and supplies—principally at average cost	24,453	27,113
Storage gas	236,980	290,394
Deferred income taxes	18,925	18,816
Other prepayments	23,218	63,839
Derivatives	53,688	16,248
Other	11,513	7,568
Total current assets	776,329	724,733
Deferred Charges and Other Assets
Regulatory assets
Gas costs	—	16,798
Pension and other post-retirement benefits	448,820	471,378
Other	63,800	69,279
Derivatives	36,808	11,721
Other	36,033	25,224
Total deferred charges and other assets	585,461	594,400
Total Assets	$3,953,035	$3,809,034

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,281,869	$1,202,715
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	588,089	587,213
Total capitalization	1,898,131	1,818,101
Current Liabilities
Current maturities of long-term debt	45	77,104
Notes payable	90,494	39,421
Accounts payable and other accrued liabilities	234,168	279,434
Wages payable	15,414	16,949
Accrued interest	10,988	3,880
Dividends declared	20,959	20,256
Customer deposits and advance payments	71,477	78,139
Gas costs and other regulatory liabilities	21,746	7,843
Accrued taxes	42,966	16,925
Derivatives	48,311	31,851
Other	20,030	4,938
Total current liabilities	576,598	576,740
Deferred Credits
Unamortized investment tax credits	18,632	11,656
Deferred income taxes	561,377	527,189
Accrued pensions and benefits	381,239	397,460
Asset retirement obligations	70,774	66,928
Regulatory liabilities
Gas costs	23,409	—
Accrued asset removal costs	325,972	326,154
Other	17,701	18,574
Derivatives	19,555	15,066
Other	59,647	51,166
Total deferred credits	1,478,306	1,414,193
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$3,953,035	$3,809,034

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Income (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands, except per share data)	2012	2011	2012	2011
OPERATING REVENUES
Utility	$160,681	$178,466	$985,528	$1,149,057
Non-utility	277,645	311,815	1,019,999	1,154,319
Total Operating Revenues	438,326	490,281	2,005,527	2,303,376
OPERATING EXPENSES
Utility cost of gas	40,926	60,774	384,710	555,964
Non-utility cost of energy-related sales	235,664	281,817	927,640	1,032,935
Operation and maintenance	89,054	80,776	255,735	245,875
Depreciation and amortization	25,184	22,833	73,530	68,124
General taxes and other assessments	26,965	28,840	111,043	123,515
Total Operating Expenses	417,793	475,040	1,752,658	2,026,413
OPERATING INCOME	20,533	15,241	252,869	276,963
Other Income—Net	1,228	481	4,222	49
Interest Expense
Interest on long-term debt	9,152	10,022	28,244	29,919
AFUDC and other, net	407	210	658	631
Total Interest Expense	9,559	10,232	28,902	30,550
INCOME BEFORE INCOME TAXES	12,202	5,490	228,189	246,462
INCOME TAX EXPENSE	4,415	2,208	95,125	97,860
NET INCOME	$7,787	$3,282	$133,064	$148,602
Dividends on Washington Gas preferred stock	330	330	990	990
NET INCOME APPLICABLE TO COMMON STOCK	$7,457	$2,952	$132,074	$147,612
AVERAGE COMMON SHARES OUTSTANDING
Basic	51,553	51,243	51,499	51,153
Diluted	51,632	51,314	51,574	51,235
EARNINGS PER AVERAGE COMMON SHARE
Basic	$0.14	$0.06	$2.56	$2.89
Diluted	$0.14	$0.06	$2.56	$2.88
DIVIDENDS DECLARED PER COMMON SHARE	$0.4000	$0.3875	$1.1875	$1.1525

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Nine Months Ended June 30,
(In thousands)	2012	2011
OPERATING ACTIVITIES
Net income	$133,064	$148,602
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	73,530	68,124
Amortization of:
Other regulatory assets and liabilities—net	708	2,748
Debt related costs	661	671
Deferred income taxes—net	40,077	48,563
Accrued/deferred pension cost	14,562	13,131
Compensation expense related to equity awards	3,463	2,027
Provision for doubtful accounts	15,508	15,783
Impairment loss on Springfield Operations Center	5,015	—
Other non-cash charges (credits)—net	5,430	(1,654)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(52,964)	(68,469)
Gas costs and other regulatory assets/liabilities—net	(8,251)	24,369
Storage gas	53,414	34,458
Other prepayments	3,181	18,455
Accounts payable and other accrued liabilities	(35,877)	46,220
Wages payable	(1,535)	2,712
Customer deposits and advance payments	(6,662)	(1,544)
Accrued taxes	42,501	22,927
Accrued interest	7,108	8,440
Other current assets	(1,285)	7,887
Other current liabilities	15,092	(30,119)
Deferred gas costs—net	40,207	(1,333)
Deferred assets—other	(1,940)	31,752
Deferred liabilities—other	(24,645)	(32,794)
Other—net	(2,542)	2,239
Net Cash Provided by Operating Activities	317,820	363,195
FINANCING ACTIVITIES
Common stock issued	1,618	11,299
Long-term debt issued	—	75,000
Long-term debt retired	(77,000)	(30,000)
Debt issuance costs	—	(167)
Notes payable issued (retired)—net	51,073	(87,417)
Dividends on common stock and preferred stock	(57,533)	(59,413)
Other financing activities—net	(695)	(3,552)
Net Cash Used in Financing Activities	(82,537)	(94,250)
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(176,959)	(128,710)
Investments in non-utility interests	(17,813)	(10,054)
Distributions from non-utility interests	6,676	—
Net Cash Used in Investing Activities	(188,096)	(138,764)
INCREASE IN CASH AND CASH EQUIVALENTS	47,187	130,181
Cash and Cash Equivalents at Beginning of Year	4,332	8,849
Cash and Cash Equivalents at End of Period	$51,519	$139,030

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid—net	$22,529	$2,453
Interest paid	$21,905	$21,927
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$892	$(3,539)
Capital expenditure accruals included in accounts payable and other accrued liabilities	$17,843	$18,487

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Balance Sheets (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

(In thousands)	June 30, 2012	September 30, 2011
ASSETS
Property, Plant and Equipment
At original cost	$3,625,477	$3,509,564
Accumulated depreciation and amortization	(1,097,050)	(1,060,990)
Net property, plant and equipment	2,528,427	2,448,574
Current Assets
Cash and cash equivalents	48,688	1,353
Receivables
Accounts receivable	105,297	81,778
Gas costs and other regulatory assets	36,518	14,364
Unbilled revenues	19,910	13,888
Allowance for doubtful accounts	(16,931)	(15,863)
Net receivables	144,794	94,167
Materials and supplies—principally at average cost	24,407	27,061
Storage gas	89,157	166,054
Deferred income taxes	19,316	15,748
Other prepayments	12,593	30,601
Receivables from associated companies	5,416	21,167
Derivatives	8,870	1,311
Other	6,285	1,154
Total current assets	359,526	358,616
Deferred Charges and Other Assets
Regulatory assets
Gas costs	—	16,798
Pension and other post-retirement benefits	446,103	468,522
Other	63,799	69,277
Derivatives	22,928	8,739
Other	8,275	8,522
Total deferred charges and other assets	541,105	571,858
Total Assets	$3,429,058	$3,379,048
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,046,922	$990,135
Preferred stock	28,173	28,173
Long-term debt	588,089	587,213
Total capitalization	1,663,184	1,605,521
Current Liabilities
Current maturities of long-term debt	45	77,104
Notes payable	—	22
Accounts payable and other accrued liabilities	110,491	131,055
Wages payable	14,774	16,031
Accrued interest	10,988	3,880
Dividends declared	18,896	18,717
Customer deposits and advance payments	71,477	78,139
Gas costs and other regulatory liabilities	21,746	7,843
Accrued taxes	57,442	22,829
Payables to associated companies	23,965	11,792
Derivatives	6,645	6,105
Other	3,411	5,307
Total current liabilities	339,880	378,824
Deferred Credits
Unamortized investment tax credits	8,477	8,677
Deferred income taxes	548,279	524,253
Accrued pensions and benefits	378,613	394,818
Asset retirement obligations	69,519	65,725
Regulatory liabilities
Gas costs	23,409	—
Accrued asset removal costs	325,972	326,154
Other	17,701	18,574
Derivatives	3,361	7,115
Other	50,663	49,387
Total deferred credits	1,425,994	1,394,703
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$3,429,058	$3,379,048

Washington Gas Light Company

Statements of Income (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2012	2011	2012	2011
OPERATING REVENUES	$164,667	$181,497	$1,006,617	$1,169,597
OPERATING EXPENSES
Utility cost of gas	44,627	63,805	404,185	576,504
Operation and maintenance	73,809	66,110	210,401	203,087
Depreciation and amortization	24,327	22,290	71,331	66,533
General taxes and other assessments	24,595	26,348	103,515	115,976
Total Operating Expenses	167,358	178,553	789,432	962,100
OPERATING INCOME (LOSS)	(2,691)	2,944	217,185	207,497
Other Income—Net	492	600	2,236	899
Interest Expense
Interest on long-term debt	9,152	9,997	28,244	29,894
AFUDC and other, net	313	209	391	554
Total Interest Expense	9,465	10,206	28,635	30,448
INCOME (LOSS) BEFORE INCOME TAXES	(11,664)	(6,662)	190,786	177,948
INCOME TAX EXPENSE (BENEFIT)	(5,933)	(2,825)	79,539	70,005
NET INCOME (LOSS)	$(5,731)	$(3,837)	$111,247	$107,943
Dividends on Washington Gas preferred stock	330	330	990	990
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(6,061)	$(4,167)	$110,257	$106,953

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Statements of Cash Flows (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Nine Months Ended June 30,
(In thousands)	2012	2011
OPERATING ACTIVITIES
Net income	$111,247	$107,943
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	71,331	66,533
Amortization of:
Other regulatory assets and liabilities—net	710	(2,954)
Debt related costs	661	671
Deferred income taxes—net	26,443	33,136
Accrued/deferred pension cost	14,446	13,024
Compensation expense related to equity awards	2,790	1,934
Provision for doubtful accounts	11,883	12,650
Impairment loss on Springfield Operations Center	5,015	—
Other non-cash charges (credits)—net	(242)	(2,695)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(24,605)	(50,528)
Gas costs and other regulatory assets/liabilities—net	(8,251)	24,369
Storage gas	76,897	45,760
Other prepayments	18,008	13,638
Accounts payable and other accrued liabilities, including payables to associated companies	(2,082)	5,028
Wages payable	(1,257)	2,629
Customer deposits and advance payments	(6,662)	456
Accrued taxes	34,613	8,122
Accrued interest	7,108	8,440
Other current assets	(10,036)	5,000
Other current liabilities	(1,356)	(10,921)
Deferred gas costs—net	40,207	(1,333)
Deferred assets—other	6,705	30,539
Deferred liabilities—other	(42,456)	(14,905)
Other—net	185	2,559
Net Cash Provided by Operating Activities	331,302	299,095
FINANCING ACTIVITIES
Long-term debt issued	—	75,000
Long-term debt retired	(77,000)	(30,000)
Debt issuance costs	—	(167)
Notes payable issued (retired)—net	(22)	(43,419)
Dividends on common stock and preferred stock	(56,345)	(55,587)
Other financing activities—net	1,665	(434)
Net Cash Used in Financing Activities	(131,702)	(54,607)
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(152,265)	(112,575)
Net Cash Used in Investing Activities	(152,265)	(112,575)
INCREASE IN CASH AND CASH EQUIVALENTS	47,335	131,913
Cash and Cash Equivalents at Beginning of Year	1,353	4,390
Cash and Cash Equivalents at End of Period	$48,688	$136,303

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid—net	$13,990	$—
Interest paid	$21,668	$21,870
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$892	$(3,539)
Capital expenditure accruals included in accounts payable and other accrued liabilities	$15,800	$18,431

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

Storage Gas Valuation Methods

For Washington Gas and WGEServices, storage gas inventory is stated at the lower-of-cost or market as determined using the first-in, first-out method. For CEV, storage gas inventory is stated at the lower-of-cost or market using the weighted average cost method. For the three months ended June 30, 2012, WGL Holdings recorded an increase to net income (pre-tax) due to the reversal of prior period lower-of-cost or market adjustments of $7.2 million. For the nine months ended June 30, 2012, WGL Holdings recorded a reduction of net income of $24.4 million for lower-of-cost or market adjustments. Washington Gas recorded an increase to net income (pre-tax) due to a reversal of prior period lower-of-cost or market adjustment of $0.1 million for the three months ended June 30, 2012. For the nine months ended June 30, 2012, Washington Gas recorded a reduction to net income (pre-tax) of $1.5 million for lower-of-cost or market adjustments. There were no lower-of-cost or market adjustments recorded for the three or nine month periods ended June 30, 2011 for either WGL Holdings or Washington Gas.

Impairment of Long-Lived Assets

Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangible assets, for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.

During fiscal year 2010, Washington Gas (a part of our regulated utility segment) began construction of a new operations facility. The new operations facility was constructed to replace Washington Gas’ previous operations facility. During the quarter ended June 30, 2012, Washington Gas completed the relocation of its employees from its previous operations facility to the new operations facility, and is no longer using the previous operations facility. Washington Gas is actively marketing the previous operations facility for sale. Washington Gas applied a discounted cash value model to the anticipated proceeds from a future sale and recorded an impairment loss of $5.0 million in operation and maintenance expense in the accompanying consolidated statements of income for the three and nine months ended June 30, 2012. There were no impairment indicators identified for the three or nine months ended June 30, 2011.

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

WGL Holdings, Inc.
(In millions)	June 30, 2012	September 30, 2011
Accounts payable—trade	$189.4	$210.4
Employee benefits and payroll accruals	19.6	26.5
Embedded derivatives and other accrued liabilities	25.2	42.5
Total	$234.2	$279.4

Washington Gas Light Company
(In millions)	June 30, 2012	September 30, 2011
Accounts payable—trade	$83.9	$103.0
Employee benefits and payroll accruals	17.8	23.7
Embedded derivatives and other accrued liabilities	8.8	4.4
Total	$110.5	$131.1

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

On April 3, 2012, WGL Holdings and Washington Gas each entered into separate revolving credit agreements to replace the existing revolving credit agreements which were due to expire in August 2012. The credit facilities for WGL Holdings and Washington Gas permit borrowings up to $450.0 and $350.0 million, respectively. These credit agreements provide for a term of five years. The following is a summary of our committed credit available at June 30, 2012 and September 30, 2011.

Committed Credit Available (In millions)
As of June 30, 2012	WGL Holdings	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires April 3, 2017(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	(90.5)	—	(90.5)
Net committed credit available	$359.5	$350.0	$709.5

As of September 30, 2011	WGL Holdings	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires August 3, 2012(b)	$400.0	$300.0	$700.0
Less: Commercial Paper	(39.4)	—	(39.4)
Net committed credit available	$360.6	$300.0	$660.6

(a)Both WGL Holdings and Washington Gas have the right to request extensions with the banks’ approval. WGL Holdings’ revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $550 million. Washington Gas’ revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $450 million.

(b)Under the previous credit agreements, both WGL Holdings and Washington Gas had the right to request extensions with the banks’ approval. WGL Holdings’ revolving credit facility allowed it to borrow an additional $50 million, with the banks’ approval, for a total of $450 million. Washington Gas’ revolving credit facility allowed it to borrow an additional $100 million, with the banks’ approval, for a total of $400 million.

At June 30, 2012 and September 30, 2011, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper from revolving credit facilities of $90.5 million and $39.4 million, respectively, at a weighted average interest rate of 0.35% and 0.20%, respectively. At June 30, 2012 and September 30, 2011, there were no outstanding bank loans from WGL Holdings’ or Washington Gas’ revolving credit facilities.

NOTE 4. LONG-TERM DEBT

UNSECURED NOTES

Washington Gas issues unsecured Medium-Term Notes (MTNs) and private placement notes with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance.

On October 17 and 19, 2011, Washington Gas retired $7.0 million of 6.05% MTNs and $20.0 million of 6.00% MTNs respectively. In addition, Washington Gas retired $25.0 million of 6.00% MTNs on February 27, 2012 and $25.0 million of 5.90% of MTNs on June 19, 2012.

At June 30, 2012, Washington Gas had the capacity under a shelf registration to issue up to $450.0 million of additional MTNs. At June 30, 2012 and September 30, 2011, outstanding MTNs and private placement notes were $583.0 million and $660.0 million, respectively. At both June 30, 2012 and September 30, 2011, the weighted average interest rate on all MTNs and private placement notes was 5.91%.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 5. COMMON SHAREHOLDERS’ EQUITY

The tables below reflect the changes in “Common shareholders’ equity” for WGL Holdings and “Common shareholder’s equity” for Washington Gas for the nine months ended June 30, 2012.

WGL Holdings, Inc.
Components of Common Shareholders’ Equity
(In thousands)	Common Stock Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance at September 30, 2011	$557,594	$7,731	$648,052	$(10,662)	$1,202,715
Net income	—	—	133,064	—	133,064
Post-retirement benefits adjustment, net of taxes	—	—	—	397	397
Comprehensive income					133,461
Dividends reinvestment	4,729	—	—	—	4,729
Stock-based compensation	3,687	(535)	—	—	3,152
Dividends declared:
Common stock	—	—	(61,198)	—	(61,198)
Preferred stock	—	—	(990)	—	(990)
Balance at June 30, 2012	$566,010	$7,196	$718,928	$(10,265)	$1,281,869

Washington Gas Light Company
Components of Common Shareholder’s Equity
(In thousands)	Common Stock Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance at September 30, 2011	$46,479	$473,099	$481,219	$(10,662)	$990,135
Net income	—	—	111,247	—	111,247
Post-retirement benefits adjustment, net of taxes	—	—	—	397	397
Comprehensive income					111,644
Stock-based compensation	—	1,666	—	—	1,666
Dividends declared:
Common stock	—	—	(55,533)	—	(55,533)
Preferred stock	—	—	(990)	—	(990)
Balance at June 30, 2012	$46,479	$474,765	$535,943	$(10,265)	$1,046,922

WGL Holdings had 51,572,613 and 51,365,337 shares issued of common stock at June 30, 2012 and September 30, 2011, respectively. Washington Gas had 46,479,536 shares issued of common stock at both June 30, 2012 and September 30, 2011.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6. COMPREHENSIVE INCOME

The tables below reflect the components of comprehensive income (loss) for the three and nine months ended June 30, 2012 and 2011 for WGL Holdings and Washington Gas. Items that are excluded from net income (loss) and charged directly to common shareholders’ equity are recorded in other comprehensive income (loss), net of taxes. The amount of accumulated other comprehensive income (loss), net of taxes is included in common shareholders’ equity (refer to Note 5—Common Shareholders’ Equity).

WGL Holdings, Inc.
Components of Comprehensive Income
	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Net income	$7,787	$3,282	$133,064	$148,602
Other comprehensive income, net of taxes (a)	208	146	397	421
Comprehensive income	$7,995	$3,428	$133,461	$149,023

(a) Amounts relate to post-retirement benefits.

Washington Gas Light Company
Components of Comprehensive Income (Loss)
	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Net income (loss)	$(5,731)	$(3,837)	$111,247	$107,943
Other comprehensive income, net of taxes (a)	208	146	397	421
Comprehensive income (loss)	$(5,523)	$(3,691)	$111,644	$108,364

(a) Amounts relate to post-retirement benefits.

NOTE 7. EARNINGS PER SHARE

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for the three and nine months ended June 30, 2012 and 2011.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1— Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Basic and Diluted EPS

(In thousands, except per share data)	Net Income Applicable to Common Stock	Shares	Per Share Amount
Three Months Ended June 30, 2012
Basic EPS	$7,457	51,553	$0.14

Stock-based compensation plans	—	79
Diluted EPS	$7,457	51,632	$0.14

Three Months Ended June 30, 2011
Basic EPS	$2,952	51,243	$0.06

Stock-based compensation plans	—	71
Diluted EPS	$2,952	51,314	$0.06

Nine Months Ended June 30, 2012
Basic EPS	$132,074	51,499	$2.56

Stock-based compensation plans	—	75
Diluted EPS	$132,074	51,574	$2.56

Nine Months Ended June 30, 2011
Basic EPS	$147,612	51,153	$2.89

Stock-based compensation plans	—	82
Diluted EPS	$147,612	51,235	$2.88

There were no anti-dilutive shares for the three or nine months ended June 30, 2012 or 2011.

NOTE 8. INCOME TAXES

As of June 30, 2012, our uncertain tax positions were approximately $19.2 million primarily due to the change in tax accounting for repairs. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to Washington Gas’ uncertain tax positions will significantly increase or decrease in the next 12 months due to the on-going audit of Washington Gas by the IRS with respect to the tax year related to its change in accounting method for repairs. At this time an estimate of the range of reasonably possible outcomes cannot be determined.

Under ASC Topic 740, Income Taxes, Washington Gas recognizes any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. During each of the quarters ended June 30, 2012 and 2011, we accrued $0.2 million in expense for interest on uncertain tax positions. At June 30, 2012 and September 30, 2011, we had a total accrual of $1.6 million and $0.9 million, respectively, of interest expense related to uncertain tax positions included in other deferred credits in the accompanying balance sheets.

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

All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas”. Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended June 30, 2012 was a gain of $2.5 million including an unrealized gain of $2.6 million. During the three months ended June 30, 2011 we recorded a gain of $3.9 million including an unrealized derivative gain of $4.8 million. Total net margins recorded for the nine months ended June 30, 2012 was a gain of $10.9 million including an unrealized gain of $4.1 million. During the nine months ended June 30, 2011 we recorded gains of $5.0 million including an unrealized derivative loss of $9.6 million.

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

Non-Utility Operations

WGEServices enters into certain derivative contracts as part of managing the price risk associated with the sale and purchase of natural gas and electricity. CEV enters into derivative contracts for the purpose of optimizing its storage and transportation capacity as well as managing the transportation and storage assets on behalf of third parties. WGSW has warrants to purchase stock from ASD Holdings, Inc., which are accounted for as derivative instruments. Derivative instruments are recorded at fair value on our consolidated balance sheets. Neither WGEServices, CEV, or WGSW designate these derivatives as hedges under ASC Topic 815; therefore, changes in the fair value of these derivative instruments are reflected in the earnings of our non-utility operations and may cause significant period-to-period volatility in earnings.

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

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2012 and September 30, 2011, respectively, the absolute notional amounts of our derivatives are as follows:

Absolute Notional Amounts
of Open Positions on Derivative Instruments
As of June 30, 2012	Notional Amounts
Derivative transactions	WGL Holdings	Washington Gas
Natural Gas (In millions of therms)
Asset optimization	4,535.9	3,237.6
Retail sales	133.3	—
Other risk-management activities	577.6	224.8
Electricity (In millions of kWhs)
Retail sales	5,701.5	—
Other risk-management activities	22,966.7	—
Warrants(In millions of shares)	4.4	—

Absolute Notional Amounts of Open Positions on Derivative Instruments
As of September 30, 2011	Notional Amounts
Derivative transactions	WGL Holdings	Washington Gas
Natural Gas (In millions of therms)
Asset optimization	1,538.6	1,221.7
Retail sales	131.4	—
Other risk-management activities	656.2	392.0
Electricity (In millions of kWhs)
Retail sales	606.5	—
Other risk-management activities	17,085.1	—

The following tables present the balance sheet classification for all derivative instruments as of June 30, 2012 and September 30, 2011.

WGL Holdings, Inc.
Balance Sheet Classification of Derivative Instruments
(In millions)
As of June 30, 2012	Derivative Assets	Derivative Liabilities	Netting of Collateral	Total
Current Assets — Derivatives	$79.9	$(26.2)	$—	$53.7
Deferred Charges and Other Assets — Derivatives	77.9	(41.1)	—	36.8
Accounts payable and other accrued liabilities	1.5	—	—	1.5
Current Liabilities — Derivatives	3.3	(51.6)	—	(48.3)
Deferred Credits — Derivatives	4.0	(24.8)	1.2	(19.6)
Total	$166.6	$(143.7)	$1.2	$24.1

As of September 30, 2011
Current Assets — Derivatives	$26.2	$(10.1)	$0.1	$16.2
Deferred Charges and Other Assets — Derivatives	39.1	(27.4)	—	11.7
Accounts payable and other accrued liabilities	7.1	(1.8)	—	5.3
Current Liabilities — Derivatives	9.6	(41.1)	(0.4)	(31.9)
Deferred Credits — Derivatives	5.1	(23.2)	3.0	(15.1)
Total	$87.1	$(103.6)	$2.7	$(13.8)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Light Company
Balance Sheet Classification of Derivative Instruments
(In millions)
As of June 30, 2012	Derivative Assets	Derivative Liabilities	Netting of Collateral	Total
Current Assets — Derivatives	$20.0	$(11.1)	$—	$8.9
Deferred Charges and Other Assets — Derivatives	63.8	(40.9)	—	22.9
Current Liabilities — Derivatives	1.6	(8.2)	—	(6.6)
Deferred Credits — Derivatives	2.7	(6.1)	—	(3.4)
Total	$88.1	$(66.3)	$—	$21.8

As of September 30, 2011
Current Assets — Derivatives	$5.8	$(4.5)	$—	$1.3
Deferred Charges and Other Assets — Derivatives	36.1	(27.4)	—	8.7
Current Liabilities — Derivatives	9.0	(15.1)	—	(6.1)
Deferred Credits — Derivatives	4.5	(11.6)	—	(7.1)
Total	$55.4	$(58.6)	$—	$(3.2)

The following table presents all gains and losses associated with derivative instruments for the three and nine months ended June 30, 2012 and 2011.

Gains and Losses on Derivative Instruments
(In millions)	WGL Holdings, Inc.		Washington Gas Light Company
Three Months Ended June 30,	2012	2011	2012	2011
Recorded to income
Operating revenues—non-utility	$(22.3)	$(3.6)	$—	$—
Utility cost of gas	1.7	2.2	1.7	2.2
Non-utility cost of energy-related sales	15.5	3.1	—	—
Other income-net	1.0	—	—	—
Recorded to regulatory assets
Gas costs	5.9	1.6	5.9	1.6
Total	$1.8	$3.3	$7.6	$3.8

Gains and Losses on Derivative Instruments
(In millions)	WGL Holdings, Inc.		Washington Gas Light Company
Nine Months Ended June 30,	2012	2011	2012	2011
Recorded to income
Operating revenues—non-utility	$43.3	$(11.2)	$—	$—
Utility cost of gas	9.3	(8.7)	9.3	(8.7)
Non-utility cost of energy-related sales	(46.8)	30.8	—	—
Other income-net	1.0	—	—	—
Recorded to regulatory assets
Gas costs	31.5	(19.3)	31.5	(19.3)
Other	—	6.2	—	6.2
Total	$38.3	$(2.2)	$40.8	$(21.8)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Collateral

In accordance with ASC 815, WGL Holdings offsets the fair value of derivative instruments against the right to reclaim or obligation to return collateral for derivative instruments executed under the same master netting arrangement. At June 30, 2012, Washington Gas, WGEServices and CEV posted $4.6 million, $6.2 million and $0.5 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. At September 30, 2011, Washington Gas, WGEServices and CEV posted $9.7 million, $15.8 million and $9.7 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. In addition, at September 30, 2011, Washington Gas held $3.5 million of cash collateral representing an obligation to counterparties that was not offset against open and settled derivative contracts. Any collateral posted that is not offset against open and settled derivative contracts is included in “Other prepayments” in the accompanying balance sheet. Collateral received and not offset against open and settled derivative contracts is included in “Customer deposits and advance payments” in the accompanying balance sheet.

Certain derivative instruments of Washington Gas, WGEServices and CEV contain contract provisions that require collateral to be posted if the credit rating of WGL Holdings falls below certain levels or if counterparty exposure to WGEServices or CEV exceeds a certain level. Due to counterparty exposure levels, at June 30, 2012, WGEServices posted $1.2 million of collateral related to its derivative liabilities that contained credit-related contingent features. At September 30, 2011, WGEServices’ posted $0.1 million of collateral related to these aforementioned derivative liabilities. Washington Gas and CEV were not required to post any collateral related to its derivative liabilities that contained credit-related contingent features at June 30, 2012 and September 30, 2011. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on June 30, 2012 and September 30, 2011, respectively.

Potential Collateral Requirements for Derivative Liabilities
with Credit-risk-Contingent Features
(In millions)	WGL Holdings	Washington Gas
June 30, 2012
Derivative liabilities with credit-risk-contingent features	$114.9	$57.0
Maximum potential collateral requirements	54.4	3.0
September 30, 2011
Derivative liabilities with credit-risk-contingent features	$75.1	$45.1
Maximum potential collateral requirements	30.1	1.8

Washington Gas, WGEServices and CEV do not enter into derivative contracts for speculative purposes.

Concentration of Credit Risk

We are exposed to credit risk from derivative instruments that reflect certain agreements with wholesale counterparties. Our credit policies are designed to mitigate this credit risk by requiring credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. For certain counterparties or their guarantors that meet our specified creditworthiness criteria, Washington Gas, WGEServices and CEV grant unsecured credit, which we continuously monitor. Additionally, Washington Gas, WGEServices and CEV have separate agreements with wholesale counterparties that contain netting provisions to allow offsetting of the receivable and payable exposure related to each counterparty. At June 30, 2012, each of four counterparties represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $27.7 million; two counterparties each represented over 10% of WGEServices’ credit exposure to wholesale counterparties for a total credit risk of $0.3 million; and each of three counterparties represented over 10% of CEV’s credit exposure to wholesale counterparties for a total credit risk of $2.0 million.

WEATHER-RELATED INSTRUMENTS

During the three months ended June 30, 2012 and 2011, Washington Gas used Heating Degree Day (HDD) weather derivatives to manage its financial exposure to variations from normal weather in the District of Columbia. Under these contracts, Washington Gas purchased protection against net revenue shortfalls due to warmer-than-normal weather and sold to its counterparty the right to receive the benefit when weather is colder than normal. Washington Gas chose to value all weather derivatives at fair value.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Gains and losses associated with Washington Gas’ weather-related instruments are recorded to “Operation and maintenance” expense. During the three months ended June 30, 2012 and 2011, Washington Gas recorded a pre-tax net fair value loss of $23,000 and a pre-tax net fair value gain of $0.5 million, respectively, related to weather derivatives. During the nine months ended June 30, 2012 and 2011, Washington Gas recorded a pre-tax net fair value gain of $7.7 million and a pre-tax net fair value loss of $2.1 million, respectively, related to weather derivatives.

WGEServices utilizes weather-related derivatives for managing the financial effects of weather risks. These derivatives cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts provide for payment to WGEServices of a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. For the three months ended June 30, 2012 and June 30, 2011, WGEServices recorded pre-tax losses of $1.0 million and $1.7 million, respectively. For the nine months ended June 30, 2012, WGEServices recorded a pre-tax gain of $14.0 million and for the nine months ended June 30, 2011, a pre-tax loss of $5.9 million related to these derivatives.

NOTE 10. FAIR VALUE MEASUREMENTS

RECURRING BASIS

We measure the fair value of our financial assets and liabilities using the income approach in accordance with ASC Topic 820. These financial assets and liabilities primarily consist of (i) derivatives recorded on our balance sheet under ASC Topic 815, (ii) weather derivatives and (iii) long-term debt outstanding that are required to be disclosed at fair value. Under ASC Topic 820, fair value is defined as the exit price, representing the amount that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To value our financial instruments, we use market data or assumptions that market participants would use, including assumptions about credit risk (both our own credit risk and the counterparty’s credit risk) and the risks inherent in the inputs to valuation.

We enter into derivative contracts in the over-the-counter (OTC) wholesale and retail markets. These markets are the principal markets for the respective wholesale and retail contracts. We have determined that all of our existing counterparties and others who have participated in energy transactions at our delivery points are the relevant market participants. These participants have access to the same market data as WGL Holdings. We value our derivative contracts based on an “in-exchange” premise and valuations are generally based on pricing service data or indicative broker quotes depending on the market location. We measure the net credit exposure at the counterparty level where the right to set-off exists. The net exposure is determined using the mark-to-market exposure adjusted for collateral, letters of credit and parent guarantees. We use published default rates from Standard & Poor’s Ratings Services and Moody’s Investors Service as inputs for determining credit adjustments.

ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy under ASC Topic 820 are described below:

Level 1. Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. Level 1 assets and liabilities primarily include exchange traded derivatives and securities. At June 30, 2012, we do not have any financial assets or liabilities in this category.

Level 2. Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs either corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions including: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At June 30, 2012, Level 2 financial assets and liabilities included non-exchange traded energy-related derivatives such as financial swaps and options and physical forward contracts for deliveries at active market locations. Additionally, Level 2 includes weather derivatives for Washington Gas.

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

Our Risk Analysis and Mitigation (RA&M) Group determines the valuation policies and procedures. The RA&M Group reports to the WGL Holdings Treasurer. In accordance with WGL Holdings’ valuation policy, we may utilize a variety of valuation methodologies to fair value Level 3 derivative contracts including internally developed valuation inputs and pricing models. The prices used in our valuations are corroborated using multiple pricing sources, and we periodically conduct assessments to determine whether each valuation model is appropriate for its intended purpose. Any use of non-industry standard models is documented and approved by the WGL Holdings Treasurer. The RA&M Group also evaluates changes in fair value measurements on a daily basis.

At June 30, 2012, Level 3 derivative assets and liabilities included: (i) physical contracts valued with significant basis adjustments to observable market data when delivery is to inactive market locations; (ii) long-dated positions where observable pricing is not available over the life of the contract; (iii) contracts valued using historical volatility assumptions; (iv) valuations using indicative broker quotes for inactive market locations and (v) non-publicly traded stock warrants. Additionally, WGSW warrants to purchase stock of ASD Holdings, Inc. are valued using unobservable data, as such; these warrants are classified as Level 3 assets.

The following tables set forth financial instruments recorded at fair value as of June 30, 2012 and September 30, 2011, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

WGL Holdings, Inc.

Fair Value Measurements Under the Fair Value Hierarchy

(In millions)	Level 1	Level 2	Level 3	Total
At June 30, 2012
Assets
Natural gas related derivatives	$—	$80.1	$53.6	$133.7
Electricity related derivatives	—	0.7	31.2	31.9
Warrants	—	—	1.0	1.0
Weather derivatives	—	6.3	—	6.3
Total Assets	$—	$87.1	$85.8	$172.9

Liabilities
Natural gas related derivatives	$—	$(51.7)	$(44.5)	$(96.2)
Electricity related derivatives	—	(18.2)	(29.3)	(47.5)
Total Liabilities	$—	$(69.9)	$(73.8)	$(143.7)

At September 30, 2011
Assets
Natural gas related derivatives	$—	$38.0	$29.3	$67.3
Electricity related derivatives	—	0.2	19.6	19.8
Weather derivatives	—	—	1.3	1.3
Total Assets	$—	$38.2	$50.2	$88.4

Liabilities
Natural gas related derivatives	$—	$(40.2)	$(33.2)	$(73.4)
Electricity related derivatives	—	(3.8)	(26.4)	(30.2)
Weather derivatives	—	—	(2.7)	(2.7)
Total Liabilities	$—	$(44.0)	$(62.3)	$(106.3)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Light Company

Fair Value Measurements Under the Fair Value Hierarchy

(In millions)	Level 1	Level 2	Level 3	Total
At June 30, 2012
Assets
Natural gas related derivatives	$—	$41.0	$47.1	$88.1
Weather derivatives	—	6.3	—	6.3
Total Assets	$—	$47.3	$47.1	$94.4

Liabilities
Natural gas related derivatives	$—	$(23.5)	$(42.8)	$(66.3)
Total Liabilities	$—	$(23.5)	$(42.8)	$(66.3)

At September 30, 2011
Assets
Natural gas related derivatives	$—	$28.7	$26.7	$55.4
Weather derivatives	—	—	1.3	1.3
Total Assets	$—	$28.7	$28.0	$56.7

Liabilities
Natural gas related derivatives	$—	$(27.0)	$(31.6)	$(58.6)
Weather derivatives	—	—	(2.7)	(2.7)
Total Liabilities	$—	$(27.0)	$(34.3)	$(61.3)

The following table includes quantitative information about the significant unobservable inputs used in the fair value measurement of our Level 3 financial instruments and the respective fair values of the net derivative asset and liability positions, by contract type, as of June 30, 2012.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Quantitative Information about Level 3 Fair Value Measurements

(In millions)	Net Fair Value June 30, 2012	Valuation Techniques	Unobservable Inputs	Range

WGL Holdings
Natural gas related derivatives	$9.1	Discounted Cash Flow	Natural Gas Basis Price (per decatherm)	($0.314) - $1.723
		Option Model	Natural Gas Basis Price (per decatherm)	$.073 - $0.828
			Annualized Volatility of Spot Market Natural Gas	37.8% - 236.03%
Electricity related derivatives	$1.9	Discounted Cash Flow	Electricity Congestion Price (per mega watt hour)	($2.514) - $64.800
		Load-Shaping Option Model	Electricity Congestion Price (per mega watt hour)	$29.78 - $63.659

Washington Gas
Natural gas related derivatives	$4.3	Discounted Cash Flow	Natural Gas Basis Price (per decatherm)	($0.314) - $1.723
		Option Model	Natural Gas Basis Price (per decatherm)	$0.088 - $0.828
			Annualized Volatility of Spot Market Natural Gas	37.8% - 236.03%

The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the three and nine months ended June 30, 2012 and 2011, respectively.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

WGL Holdings

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Derivatives	Warrants	Total
Three Months Ended June 30, 2012
Balance at April 1, 2012	$(1.0)	$(4.4)	$6.3	$—	$0.9
Realized and unrealized gains (losses)
Recorded to income	3.1	(10.7)	—	1.0	(6.6)
Recorded to regulatory assets — gas costs	6.3	—	—	—	6.3
Transfers out of Level 3	—	—	(6.3)	—	(6.3)
Purchases	—	2.3	—	—	2.3
Settlements	0.7	14.7	—	—	15.4
Balance at June 30, 2012	$9.1	$1.9	$—	$1.0	$12.0

Washington Gas

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Derivatives	Warrants	Total
Three Months Ended June 30, 2012
Balance at April 1, 2012	$(4.6)	$—	$6.3	$—	$1.7
Realized and unrealized gains (losses)
Recorded to income	2.0	—	—	—	2.0
Recorded to regulatory assets — gas costs	6.3	—	—	—	6.3
Transfers out of Level 3	—	—	(6.3)	—	(6.3)
Settlements	0.6	—	—	—	0.6
Balance at June 30, 2012	$4.3	$—	$—	$—	$4.3

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)
Three Months Ended June 30, 2011	WGL Holdings	Washington Gas
Balance at April 1, 2011	$(27.1)	$(16.0)
Realized and unrealized gains (losses)
Recorded to income	12.7	1.4
Recorded to regulatory assets — gas costs	1.7	1.7
Transfers in and/or out of Level 3	3.1	3.1
Purchases and settlements, net	(1.7)	0.8
Balance at June 30, 2011	$(11.3)	$(9.0)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

WGL Holdings

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Derivatives	Warrants	Total
Nine Months Ended June 30, 2012
Balance at October 1, 2011	$(3.9)	$(6.8)	$(1.4)	$—	$(12.1)
Realized and unrealized gains (losses)
Recorded to income	12.9	(34.1)	7.7	1.0	(12.5)
Recorded to regulatory assets — gas costs	13.7	—	—	—	13.7
Transfers out of Level 3	(9.4)	—	(6.3)	—	(15.7)
Purchases	—	3.1	—	—	3.1
Settlements	(4.2)	39.7	—	—	35.5
Balance at June 30, 2012	$9.1	$1.9	$—	$1.0	$12.0

Washington Gas

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Derivatives	Warrants	Total
Nine Months Ended June 30, 2012
Balance at October 1, 2011	$(4.9)	$—	$(1.4)	$—	$(6.3)
Realized and unrealized gains (losses)
Recorded to income	3.5	—	7.7	—	11.2
Recorded to regulatory assets — gas costs	13.7	—	—	—	13.7
Transfers out of Level 3	(8.1)	—	(6.3)	—	(14.4)
Settlements	0.1	—	—	—	0.1
Balance at June 30, 2012	$4.3	$—	$—	$—	$4.3

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)
Nine Months Ended June 30, 2011	WGL Holdings	Washington Gas
Balance at October 1, 2010	$(9.6)	$15.2
Realized and unrealized gains (losses)
Recorded to income	4.6	(6.5)
Recorded to regulatory assets — gas costs	(13.2)	(13.2)
Transfers in and/or out of Level 3	(3.6)	(4.7)
Purchases and settlements, net	10.5	0.2
Balance at June 30, 2011	$(11.3)	$(9.0)

Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the fair value hierarchy at the fair value as of the beginning of the reporting period. For WGL Holdings and Washington Gas net derivative assets transferred out of Level 3 during the three and nine months ended June 30, 2012, reflected an increase in observable market inputs used to value those instruments.

The table below sets forth the line items on the Statements of Income to which amounts are recorded for the three and nine months ended June 30, 2012 and 2011, respectively, related to fair value measurements using significant Level 3 inputs.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

WGL Holdings

Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements

Three Months Ended	June 30, 2012					June 30, 2011
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Derivatives	Warrants	Total	Total
Operating revenues — non-utility	$(0.7)	$(10.1)	$—	$—	$(10.8)	$(3.8)
Utility cost of gas	2.0	—	—	—	2.0	1.4
Other income-net	—	—	—	1.0	1.0	—
Non-utility cost of energy — related sales	1.8	(0.6)	—	—	1.2	15.1
Total	$3.1	$(10.7)	$—	$1.0	$(6.6)	$12.7

Washington Gas

Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements

Three Months Ended	June 30, 2012					June 30, 2011
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Derivatives	Warrants	Total	Total
Utility cost of gas	$2.0	$—	$—	$—	$2.0	$1.4
Total	$2.0	$—	$—	$—	$2.0	$1.4

WGL Holdings

Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements

Nine Months Ended	June 30, 2012					June 30, 2011
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Derivatives	Warrants	Total	Total
Operating revenues—non-utility	$4.8	$(2.3)	$—	$—	$2.5	$(12.3)
Utility cost of gas	3.5	—	—	—	3.5	(3.7)
Other income-net	—	—	—	1.0	1.0	—
Non-utility cost of energy — related sales	4.6	(31.8)	—	—	(27.2)	23.4
Operation and maintenance expense	—	—	7.7	—	7.7	(2.8)
Total	$12.9	$(34.1)	$7.7	$1.0	$(12.5)	$4.6

Washington Gas

Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements

Nine Months Ended	June 30, 2012					June 30, 2011
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Derivatives	Warrants	Total	Total
Utility cost of gas	$3.5	$—	$—	$—	$3.5	$(3.7)
Operation and maintenance expense	—	—	7.7	—	7.7	(2.8)
Total	$3.5	$—	$7.7	$—	$11.2	$(6.5)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Unrealized gains (losses) attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows, for the three and nine months ended June 30, 2012 and 2011, respectively.

WGL Holdings

Unrealized Gains (Losses) Recorded for Level 3 Measurements

Three Months Ended	June 30, 2012					June 30, 2011
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Derivatives	Warrants	Total	Total
Recorded to income
Operating revenues — non-utility	$(0.5)	$(3.3)	$—	$—	$(3.8)	$1.8
Utility cost of gas	2.2	—	—	—	2.2	1.2
Non-utility cost of energy — related sales	3.2	12.0	—	—	15.2	5.4
Other income-net	—	—	—	1.0	1.0	—
Recorded to regulatory assets — gas costs	6.8	—	—	—	6.8	1.7
Total	$11.7	$8.7	$—	$1.0	$21.4	$10.1

Washington Gas

Unrealized Gains (Losses) Recorded for Level 3 Measurements

Three Months Ended	June 30, 2012					June 30, 2011
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Derivatives	Warrants	Total	Total
Recorded to income
Utility cost of gas	$2.2	$—	$—	$—	$2.2	$1.2
Recorded to regulatory assets — gas costs	6.8	—	—	—	6.8	1.7
Total	$9.0	$—	$—	$—	$9.0	$2.9

WGL Holdings

Unrealized Gains (Losses) Recorded for Level 3 Measurements

Nine Months Ended	June 30, 2012					June 30, 2011
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Derivatives	Warrants	Total	Total
Recorded to income
Operating revenues — non-utility	$5.4	$12.1	$—	$—	$17.5	$2.8
Utility cost of gas	2.4	—	—	—	2.4	(1.6)
Non-utility cost of energy-related sales	0.5	5.8	—	—	6.3	9.5
Other income-net	—	—	—	1.0	1.0	—
Recorded to regulatory assets — gas costs	8.2	—	—	—	8.2	(12.5)
Total	$16.5	$17.9	$—	$1.0	$35.4	$(1.8)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Washington Gas

Unrealized Gains (Losses) Recorded for Level 3 Measurements

Nine Months Ended	June 30, 2012					June 30, 2011
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Derivatives	Warrants	Total	Total
Recorded to income
Utility cost of gas	$2.4	$—	$—	$—	$2.4	$(1.6)
Recorded to regulatory assets — gas costs	8.2	—	—	—	8.2	(12.5)
Total	$10.6	$—	$—	$—	$10.6	$(14.1)

The following table presents the carrying amounts and estimated fair values of our financial instruments at June 30, 2012 and September 30, 2011. The carrying amount of current assets and current liabilities approximates fair value because of the short-term maturity of these instruments, and therefore are not shown in the table below.

Fair Value of Financial Instruments

	June 30, 2012		September 30, 2011
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt(a)	$588.1	$747.7	$587.2	$720.9

(a)	Excludes current maturities and unamortized discounts.

Washington Gas’ long-term debt is not actively traded. The fair value of long-term debt was estimated based on the quoted market prices of the U.S. Treasury issues having a similar term to maturity, adjusted for Washington Gas’ credit quality. Our long-term debt fair value measurement is classified as Level 3 as defined in ASC Topic 820.

NONRECURRING BASIS

During the quarter ended June 30, 2012, Washington Gas impaired its previous operations facility by reducing the carrying amount of $29.9 million down to its fair value of $24.9 million, resulting in an impairment charge of $5.0 million (refer to Footnote 1, Accounting Policies for a discussion of this impairment and its valuation). The fair value of this facility is a level 3 measurement.

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

During the first quarter of fiscal year 2012, we made certain changes to our operating segment reporting to reflect the recent growth of our non-utility business activities and the impact of those activities on our financial performance. All of our commercial energy assets and operating activities are now reported within a newly-defined operating segment entitled commercial energy systems. All activities of WGESystems are included in the commercial energy systems segment. WGESystems had previously been reported in the design build energy systems segment, which is now being eliminated as an operating segment. We have transferred all commercial solar projects, previously reported under retail energy-marketing into the commercial energy systems segment. Commercial solar projects, energy efficiency projects and combined heat and power projects, which we own and manage directly, are reported as commercial energy systems. We have also established wholesale energy solutions as a new segment that contains the activities of CEV, our non-utility asset optimization business, which was established in fiscal year 2010 and was previously included in our segment reporting as part of “other activities”. Prior period operating segment information has been recast to conform to the current quarter presentation.

These changes improve visibility into our operations and better align our reporting with current management accountability. Our four segments are summarized below.

•

Regulated Utility – The regulated utility segment is our core business. It consists of Washington Gas and Hampshire. Washington Gas provides regulated gas distribution services (including the sale and delivery of natural gas) to customers and natural gas transportation services to an unaffiliated natural gas distribution company in West Virginia under a Federal Energy Regulatory Commission (FERC) approved interstate transportation service operating agreement. Hampshire provides regulated interstate natural gas storage services to Washington Gas under a FERC approved interstate storage service tariff.

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

•	Wholesale Energy Solutions – The wholesale energy solutions segment consists of CEV, which engages in acquiring, managing and optimizing natural gas storage and transportation assets.

Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations in the Operating Segment Financial Information presented below. These activities include the operations of WGSW, a holding company formed to invest in alternative energy assets, and administrative costs associated with WGL Holdings and Washington Gas Resources.

While net income or loss applicable to common stock is the primary criterion for measuring a segment’s performance, we also evaluate our operating segments based on other relevant factors, such as penetration into their respective markets and return on equity.

The following tables present operating segment information for the three and nine months ended June 30, 2012 and 2011.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information

		Non-Utility Operations
(In thousands)	Regulated Utility	Retail Energy-Marketing	Commercial Energy Systems	Wholesale Energy Solutions	Other Activities	Eliminations	Consolidated
Three Months Ended June 30, 2012
Operating Revenues (a)	$164,667	$272,449	$13,587	$ (8,376)	$—	$(4,001)	$438,326
Operating Expenses:
Cost of Energy-Related Sales	44,627	224,382	11,297	—	—	(3,716)	276,590
Operation	60,472	13,340	919	1,043	819	(189)	76,404
Maintenance	12,649	1	—	—	—	—	12,650
Depreciation and Amortization	24,625	176	448	31	—	(96)	25,184
General Taxes and Other Assessments:
Revenue Taxes	12,595	1,404	2	—	—	—	14,001
Other	12,044	808	57	39	16	—	12,964
Total Operating Expenses	$167,012	$240,111	$12,723	$1,113	$835	$(4,001)	$417,793
Operating Income (Loss)	(2,345)	32,338	864	(9,489)	(835)	—	20,533
Other Income (Expense)-Net	478	32	(3)	(1)	702	20	1,228
Interest Expense	9,465	—	—	—	74	20	9,559
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330
Income Tax Expense (Benefit)	(5,816)	12,703	270	(3,532)	790	—	4,415
Net Income (Loss) Applicable to Common Stock	$(5,846)	$19,667	$591	$(5,958)	$(997)	$—	$7,457
Total Assets	$3,442,759	$371,288	$47,652	$161,342	$155,680	$(225,686)	$3,953,035
Capital Expenditures	$58,457	$375	$8,295	$—	$—	$—	$67,127
Equity Method Investments	$—	$—	$—	$—	$17,813	$—	$17,813

Three Months Ended June 30, 2011
Operating Revenues (a)	$181,497	$304,756	$7,542	$(482)	$—	$(3,032)	$490,281
Operating Expenses:
Cost of Energy—Related Sales	63,805	275,246	6,572	—	—	(3,032)	342,591
Operation	53,398	12,950	943	408	1,101	—	68,800
Maintenance	11,976	—	—	—	—	—	11,976
Depreciation and Amortization	22,580	162	82	9	—	—	22,833
General Taxes and Other Assessments:
Revenue Taxes	13,950	1,492	—	—	—	—	15,442
Other	12,485	836	54	14	9	—	13,398
Total Operating Expenses	178,194	290,686	7,651	431	1,110	(3,032)	475,040
Operating Income (Loss)	3,303	14,070	(109)	(913)	(1,110)	—	15,241
Other Income (Expenses)-Net	639	25	5	—	(204)	16	481
Interest Expense	10,206	—	—	—	10	16	10,232
Dividends on Washington Gas Preferred Stock	330	—	—	—	—	—	330
Income Tax Expense (Benefit)	(2,663)	5,779	(149)	(360)	(399)	—	2,208
Net Income (Loss) Applicable to Common Stock	$(3,931)	$8,316	$45	$(553)	$(925)	$—	$2,952

Total Assets at June 30, 2011	$3,411,399	$302,606	$18,628	$88,788	$64,854	$(89,598)	$3,796,677

Capital Expenditures	$42,760	$4,684	$5,762	$520	$—	$—	$53,726
Equity Method Investments	$—	$—	$—	$—	$3,602	$—	$3,602

(a) Operating revenues are reported gross of revenue taxes. Revenue taxes of both the regulated utility and the retail energy-marketing segments include gross receipt taxes. Revenue taxes of the regulated utility segment also include PSC fees, franchise fees and energy taxes. Operating revenue amounts in the “Eliminations” column represent total intersegment revenues associated with sales from the regulated utility segment to the retail energy-marketing segment. Wholesale Energy Solutions’ cost of energy related sales is netted with its gross revenues.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information
		Non-Utility Operations
(In thousands)	Regulated Utility	Retail Energy- Marketing	Commercial Energy Systems	Wholesale Energy Solutions	Other Activities	Eliminations	Consolidated
Nine Months Ended June 30, 2012
Operating Revenues (a)	$1,006,617	$977,289	$46,137	$(3,412)	$—	$(21,104)	$2,005,527
Operating Expenses:
Cost of Energy-Related Sales	404,185	887,778	39,877	—	—	(19,490)	1,312,350
Operation	168,814	40,702	2,788	1,842	3,194	(1,018)	216,322
Maintenance	39,412	1	—	—	—	—	39,413
Depreciation and Amortization	72,215	552	1,274	85	—	(596)	73,530
General Taxes and Other Assessments:
Revenue Taxes	63,916	4,197	4	—	—	—	68,117
Other	39,787	2,786	172	143	38	—	42,926
Total Operating Expenses	$788,329	$936,016	$44,115	$2,070	$3,232	$(21,104)	$1,752,658
Operating Income (Loss)	218,288	41,273	2,022	(5,482)	(3,232)	—	252,869
Other Income (Expense)—Net	2,203	46	(4)	(1)	2,013	(35)	4,222
Interest Expense	28,635	38	—	—	264	(35)	28,902
Dividends on Washington Gas Preferred Stock	990	—	—	—	—	—	990
Income Tax Expense (Benefit)	79,955	16,304	593	(2,040)	313	—	95,125
Net Income (Loss) Applicable to Common Stock	$110,911	$24,977	$1,425	$(3,443)	$(1,796)	$—	$132,074
Total Assets	$3,442,759	$371,288	$47,652	$161,342	$155,680	$(225,686)	$3,953,035
Capital Expenditures	$153,364	$898	$22,595	$101	$1	$—	$176,959
Equity Method Investments	$—	$—	$—	$—	$17,813	$—	$17,813

Nine Months Ended June 30, 2011
Operating Revenues (a)	$1,169,597	$1,131,843	$22,316	$161	$—	$(20,541)	$2,303,376
Operating Expenses:
Cost of Energy-Related Sales	576,504	1,014,060	18,876	—	—	(20,541)	1,588,899
Operation	166,647	38,267	3,096	735	2,902	—	211,647
Maintenance	34,228	—	—	—	—	—	34,228
Depreciation and Amortization	67,414	487	214	9	—	—	68,124
General Taxes and Other Assessments:
Revenue Taxes	74,210	3,985	—	—	—	—	78,195
Other	42,008	3,095	173	21	23	—	45,320
Total Operating Expenses	961,011	1,059,894	22,359	765	2,925	(20,541)	2,026,413
Operating Income (Loss)	208,586	71,949	(43)	(604)	(2,925)	—	276,963
Other Income (Expenses)—Net	900	48	14	—	(828)	(85)	49
Interest Expense	30,448	83	—	—	104	(85)	30,550
Dividends on Washington Gas Preferred Stock	990	—	—	—	—	—	990
Income Tax Expense (Benefit)	70,452	28,989	(54)	(238)	(1,289)	—	97,860
Net Income (Loss) Applicable to Common Stock	$107,596	$42,925	$25	$(366)	$(2,568)	$—	$147,612

Total Assets at June 30, 2011	$3,411,399	$302,606	$18,628	$88,788	$64,854	$(89,598)	$3,796,677

Capital Expenditures	$112,974	$4,754	$10,462	$520	$—	$—	$128,710

Equity Method Investments	$—	$—	$—	$—	$10,054	$—	$10,054

(a) Operating revenues are reported gross of revenue taxes. Revenue taxes of both the regulated utility and the retail energy-marketing segments include gross receipt taxes. Revenue taxes of the regulated utility segment also include PSC fees, franchise fees and energy taxes. Operating revenue amounts in the “Eliminations” column represent total intersegment revenues associated with sales from the regulated utility segment to the retail energy-marketing segment. Wholesale Energy Solutions’ cost of energy related sales is netted with its gross revenues.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12. RELATED PARTY TRANSACTIONS

WGL Holdings and its subsidiaries engage in transactions during the ordinary course of business. Inter-company transactions and balances have been eliminated from the consolidated financial statements of WGL Holdings, except as described below. Washington Gas provides accounting, treasury, legal and other administrative and general support to affiliates, and files consolidated tax returns that include affiliated taxable transactions. Washington Gas bills its affiliates for the actual cost of providing these services, which approximates their market value. To the extent such billings for these services are not yet paid, they are reflected in “Receivables from associated companies” on Washington Gas’ balance sheets. Washington Gas assigns or allocates these costs directly to its affiliates and, therefore, does not recognize revenues or expenses associated with providing these services.

In connection with billing for unregulated third party marketers and with other miscellaneous billing processes, Washington Gas collects cash on behalf of affiliates and transfers the cash in a reasonable time period. Cash collected by Washington Gas on behalf of its affiliates but not yet transferred is recorded in “Payables to associated companies” on Washington Gas’ balance sheets.

At June 30, 2012 and September 30, 2011, Washington Gas recorded receivables from associated companies of $5.4 million and $21.2 million, respectively. At June 30, 2012 and September 30, 2011, Washington Gas recorded payables to associated companies of $24.0 million and $11.8 million, respectively.

Washington Gas provides gas balancing services (including storage injections, storage withdrawals and deliveries) to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory, including WGEServices. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services and the related sales and purchases of natural gas, Washington Gas charged WGEServices $3.7 million and $3.0 million for the three months ended June 30, 2012 and 2011, respectively. In the nine months ended June 30, 2012 and 2011, the charges were $19.5 million and $20.5 million, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.

As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGEServices recognized a payable to Washington Gas in the amount of $1.9 million at June 30, 2012 and a receivable from Washington Gas in the amount of $2.1 million at September 30, 2011 related to an imbalance in gas volumes. Due to regulatory treatment, these receivables are not eliminated in the consolidated financial statements of WGL Holdings. Refer to Note 1—Accounting Policies of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for the fiscal year ended September 30, 2011 for further discussion of these imbalance transactions.

On June 29, 2011, Washington Gas implemented a Purchase of Receivables (POR) program as approved by the Maryland Public Service Commission (PSC of MD), whereby it purchases receivables from participating energy marketers at approved discount rates. In addition, WGEServices participates in POR programs with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. Any activity between Washington Gas and WGEServices related to the POR program has been eliminated in the accompanying financial statements for WGL Holdings. During the three and nine months ended June 30, 2012, Washington Gas purchased $17.3 million and $88.7 million of receivables from WGEServices, respectively. For both the three and nine months ended June 30, 2011, Washington Gas purchased $0.4 million of receivables from WGEServices.

Effective October 1, 2011, WGL Holdings began charging fees for guarantees to its subsidiaries in an amount equal to the daily guarantee exposure multiplied by a monthly weighted average interest rate. During the three and nine months ended June 30, 2012, the total fees charged by WGL Holdings to its subsidiaries were $0.1 million and $0.4 million, respectively. The majority of these fees were charged to WGEServices. These fees have been eliminated in the accompanying consolidated financial statements of WGL Holdings. This program was not in effect during the three or nine months ended June 30, 2011. Refer to Note 13—Commitments and Contingencies for further discussion of our guarantees.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 13. COMMITMENTS AND CONTINGENCIES

RATES AND REGULATORY MATTERS

Washington Gas makes its requests to modify existing rates based on its determination of the level of net investment in plant and equipment, operating expenses, and a level of return on invested capital that is just and reasonable. The following is an update of significant current regulatory matters in each of Washington Gas’ jurisdictions. For a more detailed discussion of the matters below, refer to our combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2011.

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

District of Columbia Base Rate Case. On November 2, 2011, the PSC of DC docketed a proceeding to investigate the reasonableness of Washington Gas’ base rates and charges and required Washington Gas to file a base rate case no later than 90 days from the date of the order. On February 29, 2012, Washington Gas filed a request with the PSC of DC for a $29.0 million annual increase in revenues. The $29.0 million revenue increase requested in this application included a proposed overall rate of return of 8.91% and a return on common equity of 10.90%. Washington Gas is also proposing to expand its previously approved program to replace or encapsulate certain vintage mechanical couplings, by adding the accelerated replacement of certain pipe in its system. Washington Gas plans to invest approximately $119.0 million to replace aging distribution pipe in the District of Columbia over the next five years and included in this proposal, a request for approval of these expenditures over the next five years. Washington Gas has provided a proposed procedural schedule and requested that the PSC of DC establish a pre-hearing conference. On April 26, 2012, the PSC of DC adopted a procedural schedule and designated issues for the proceeding. Intervenor testimony was filed on July 17, 2012.

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

Subsequently, both the MD Staff and the Office of People’s Counsel (MD OPC) filed notices of appeal of the POHE followed by a memorandum on appeal in support of their positions. In January 2010, Washington Gas filed a reply memorandum in response to the Staff of the PSC of MD and the MD OPC’s memoranda on appeal. A decision by the PSC of MD is pending.

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

On March 29, 2012, the PSC of MD issued an order in response to the petition for rehearing and clarification filed by Washington Gas. The PSC of MD (i) granted an additional revenue increase of $0.7 million related to interest synchronization, increasing the overall revenue increase granted to Washington Gas in the case to $9.1 million; (ii) denied Washington Gas’ request for an adjustment related to other tax adjustments, which would have increased the revenue requirement by an additional $2.4 million; (iii) denied recovery of the costs to initiate the outsourcing agreement with Accenture, LLC in 2007; and (iv) directed Washington Gas to provide written notice when it implements the accelerated pipeline replacement project and adopted the reporting structure suggested by a PSC of MD Staff (MD Staff) witness as guidance for reporting Washington Gas’ progress. As a result of this order, Washington Gas recorded a $2.8 million charge to income tax expense to write-off a regulatory asset that had been established in 2010 for the change in the tax treatment of Medicare Part D, the amortization of which comprised the majority of the other tax adjustments that were disallowed by the Commission.

On April 30, 2012, Washington Gas filed a petition for rehearing with the PSC of MD which requested the Commission to reverse its decisions in the March 29, 2012 order denying Washington Gas’ request for an adjustment related to other tax adjustments and the costs to initiate the outsourcing agreement with Accenture, LLC. Washington Gas also filed a petition for judicial review of the PSC of MD’s March 29, 2012 order with the Circuit Court for Baltimore City to preserve its right to appeal in this case. Washington Gas has requested the Circuit Court to hold further proceedings on the appeal in abeyance pending the PSC of MD’s action on the petition for rehearing. In its reply to the Circuit Court, the PSC of MD agreed with Washington Gas’ request to hold further proceedings on the appeal in abeyance pending further PSC of MD action.

Virginia Jurisdiction

Conservation and Ratemaking Efficiency Plan (CARE). On July 22, 2010, Washington Gas filed an amendment to the CARE Plan to include small commercial and industrial customers in Virginia. The application included a portfolio of conservation and energy efficiency programs, an associated cost recovery provision and a decoupling mechanism that will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts. On November 18, 2010, the State Corporation Commission of Virginia (SCC of VA) issued an order that denied Washington Gas’ application. The SCC of VA found that Washington Gas’ current tariff and its underlying class cost of service and revenue apportionment studies do not segregate small versus large customers and that only small customers qualify under the CARE law. The SCC of VA stated that Washington Gas could amend the underlying tariff and studies in connection with its required 2011 base rate case filing. By order issued on July 2, 2012, in

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Washington Gas’ base rate case, the SCC of VA approved Washington Gas’ proposal to add two new small commercial customer classes. Because the SCC of VA made a minor modification to the stipulation in the rate case, parties to the settlement had until July 17, 2012, to file a notice of acceptance of the modification to the stipulation. On July 24, 2012, the SCC of VA finalized its July 2, 2012 order.

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

On November 30, 2011, Washington Gas filed a stipulation to reflect settlement terms to which Washington Gas, the Staff, and other stipulating parties to the settlement agreed. The Apartment and Office Building Association (AOBA) did not support this stipulation. In the stipulation, the settling parties agreed to a $20.0 million rate increase, a 9.75% return on equity, an 8.261% overall rate of return, and a provision for sharing margins from asset optimization activities between Washington Gas and customers which includes a $3.2 million annual guarantee. Evidentiary hearings were held on December 5 and 6, 2011. Post-hearing briefs were filed on January 26, 2012. On March 15, 2012, the Senior Hearing Examiner issued a report of findings and recommended that the SCC of VA adopt the stipulation. On April 5, 2012, Washington Gas, the Staff of the SCC of VA, the Office of the Attorney General and Fairfax County all filed comments in support of the recommended decision of the Hearing Examiner while the AOBA filed comments in opposition. On April 18, 2012, Washington Gas filed a petition for leave to file reply and reply to AOBA’s comments on the Hearing Examiner’s report. On July 2, 2012, the SCC of VA issued an order approving all terms and conditions of the stipulation, including the $20.0 million rate increase, except for one modification. The SCC of VA directed that approximately $0.2 million of the revenue increase be reallocated from commercial non-heating non-cooling rate classes to the residential and non-firm rate classes. Stipulating parties had up to July 17, 2012, to file a notice of acceptance of the SCC of VA’s modification to the stipulation. On July 24, 2012, the SCC of VA finalized its July 2, 2012 order. As a result of the SCC of VA decision received on July 24, 2012, a $2.3 million retroactive adjustment will be recorded in the fourth quarter of 2012 related to the approval of new depreciation rates.

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

CONSTRUCTION PROJECT FINANCING

To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’ customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a receivable representing its customers’ obligations to remit principal and interest and a long-term payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the receivable to the lender and removes both the receivable and the long-term financing from its financial statements. As of June 30, 2012 and September 30, 2011, work on these construction projects that was not completed or accepted by customers was valued at $5.1 million and $4.2 million, respectively, which are recorded on the balance sheet as a receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Construction projects are financed primarily for government agencies, which Washington Gas considers to have minimal credit risk. Based on this assessment and previous collection experience, Washington Gas did not record a corresponding reserve for bad debts related to these receivables at June 30, 2012 or September 30, 2011.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

FINANCIAL GUARANTEES

WGL Holdings guarantees payments primarily for certain purchases of natural gas and electricity on behalf of WGEServices and for certain purchase commitments of CEV. At June 30, 2012, these guarantees totaled $506.1 million and $131.3 million for WGEServices and CEV, respectively. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. WGL Holdings also issued guarantees totaling $3.0 million at June 30, 2012 on behalf of certain of our non-utility subsidiaries associated with their banking transactions. Of the $640.4 million total, $1.0 million of guarantees expired on July 27, 2012, $22.2 million is due to expire on October 31, 2012 and $3.8 million is due to expire on November 15, 2012. The remaining guarantees do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation. We also receive financial guarantees or other collateral from counterparties when required by our credit policy.

NOTE 14. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The following tables show the components of net periodic benefit costs (income) recognized in our financial statements during the three and nine months ended June 30, 2012 and 2011:

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended June 30,
	2012		2011
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Components of net periodic benefit costs (income)
Service cost	$3.2	$2.0	$3.0	$1.8
Interest cost	10.2	6.2	10.3	6.3
Expected return on plan assets	(10.8)	(4.7)	(11.1)	(4.6)
Amortization of prior service cost	0.1	(0.9)	0.3	(1.0)
Amortization of actuarial loss	4.1	3.4	3.7	2.8
Amortization of transition obligation	—	0.2	—	0.3
Net periodic benefit cost	6.8	6.2	6.2	5.6
Amount allocated to construction projects	(1.0)	(1.0)	(0.7)	(0.8)
Amount deferred as regulatory asset (liability) — net	(1.9)	0.3	(1.8)	0.5
Amount charged to expense	$3.9	$5.5	$3.7	$5.3

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (concluded)

Notes to Consolidated Financial Statements (Unaudited)

Components of Net Periodic Benefit Costs (Income)
	Nine Months Ended June 30,
	2012		2011
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Components of net periodic benefit costs (income)
Service cost	$9.6	$6.0	$9.1	$5.6
Interest cost	30.4	18.8	30.9	18.8
Expected return on plan assets	(32.6)	(14.1)	(33.4)	(13.9)
Amortization of prior service cost	0.7	(2.9)	0.8	(2.9)
Amortization of actuarial loss	12.1	10.0	11.0	8.4
Amortization of transition obligation	—	0.8	—	0.8
Net periodic benefit cost	20.2	18.6	18.4	16.8
Amount allocated to construction projects	(2.5)	(2.9)	(2.2)	(2.6)
Amount deferred as regulatory asset (liability) — net	(5.6)	1.1	(5.3)	1.5
Amount charged to expense	$12.1	$16.8	$10.9	$15.7

Amounts included in the line item “Amount deferred as regulatory asset/liability-net,” as shown in the table above, represent the difference between the cost of the applicable Pension Benefits or the Health and Life Benefits and the amount that Washington Gas is permitted to recover in rates that it charges to customers in the District of Columbia.

During fiscal year 2012, Washington Gas expects to make contributions totaling $26.9 million to its qualified pension plan.

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

EXECUTIVE OVERVIEW

Introduction

WGL Holdings, through its wholly owned subsidiaries, sells and delivers natural gas and provides a variety of energy-related products and services. Our regulated utility, Washington Gas, provides natural gas service to customers primarily in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia. Washington Gas Energy Services sells natural gas and electricity, including energy from renewable sources such as wind and solar, in the District of Columbia, Delaware, Maryland, Pennsylvania and Virginia. Washington Gas Energy Systems (WGESystems) provides efficient and sustainable energy solutions to commercial and governmental customers across the Washington metropolitan region and beyond. Capitol Energy Ventures (CEV) performs natural gas asset optimization activities. Additionally, WGL Holdings has investment agreements with several solar system installers.

In the first quarter of 2012, we made certain changes to our operating segment reporting to reflect the recent growth of our non-utility business activities and the impact of those activities on our financial performance. Projects that we own and manage directly, including commercial solar projects, energy efficiency projects, combined heat and power projects, along with activities of WGESystems, are reported within a newly-defined operating segment entitled Commercial Energy Systems. We also established Wholesale Energy Solutions as a new segment that contains the activities of CEV, our non-utility asset optimization business, which we began in fiscal year 2010. Prior period operating segment information has been recast to conform to current quarter presentation.

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

Retail Energy-Marketing. The Retail Energy-Marketing segment consists of the operations of WGEServices, a wholly owned subsidiary of Washington Gas Resources, which is a wholly owned subsidiary of WGL Holdings. WGEServices competes with regulated utilities and other unregulated third party marketers to sell natural gas and/or electricity directly to residential, commercial and industrial customers in Maryland, Virginia, Delaware, Pennsylvania and the District of Columbia. WGEServices contracts for its supply needs and buys and resells natural gas and electricity with the objective of earning a profit through competitively priced contracts with end-users. These commodities are delivered to retail customers through the distribution systems owned by regulated utilities such as Washington Gas or other unaffiliated natural gas or electric utilities.

Commercial Energy Systems. The Commercial Energy Systems segment consists of commercial solar projects, energy efficiency projects and combined heat and power projects, which we own and manage directly, including activities of WGESystems, a wholly owned subsidiary of Washington Gas Resources. WGESystems focuses on upgrading the mechanical, electrical, water and energy-related systems of large government and commercial facilities by implementing both traditional as well as alternative energy technologies, primarily in the Delaware, District of Columbia, Maryland and Virginia. WGESystems is also increasing its investments in commercial solar, energy efficiency, and combined heat and power projects, which we own and manage directly. This expansion includes the ownership and management of its renewable energy producing assets. These investments are part of our long-term commitment to providing clean and efficient energy solutions to our customers and communities in select markets across the United States.

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

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Other Activities. Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our other operating segments, are aggregated as “Other activities” and included as part of non-utility operations as presented below in the operating segment financial information. These activities include the operations of WGSW, Inc. (WGSW), a wholly owned subsidiary of Washington Gas Resources, which is a holding company formed to invest in alternative energy assets. Administrative costs associated with WGL Holdings and Washington Gas Resources are also included in “Other activities.”

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

For a description of these critical accounting policies, refer to Management’s Discussion within the 2011 Annual Report. There were no new critical accounting policies or changes to our critical accounting policies during the nine month period ended June 30, 2012.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

WGL HOLDINGS, INC.

RESULTS OF OPERATIONS — Three Months Ended June 30, 2012 vs. June 30, 2011

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

Summary Results

WGL Holdings reported net income of $7.5 million and $3.0 million for the three months ended June 30, 2012 and 2011, respectively. For the twelve month periods ended June 30, 2012 and 2011, we earned a return on average common equity of 8.0% and 9.9%, respectively.

The following table summarizes our net income (loss) by operating segment for the three months ended June 30, 2012 and 2011.

Net Income (Loss) by Operating Segment

	Three Months Ended June 30,		Increase/
(In millions)	2012	2011	(Decrease)
Regulated Utility	$(5.8)	$(3.9)	$(1.9)
Non-utility operations:
Retail Energy-Marketing	19.7	8.3	11.4
Commercial Energy Systems	0.6	0.1	0.5
Wholesale Energy Solutions	(6.0)	(0.6)	(5.4)
Other Activities	(1.0)	(0.9)	(0.1)
Total non-utility	13.3	6.9	6.4
Net income applicable to common stock	$7.5	$3.0	$4.5

EARNINGS PER AVERAGE COMMON SHARE
Basic	$0.14	$0.06	$0.08
Diluted	$0.14	$0.06	$0.08

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results

The following table summarizes the Regulated Utility segment’s operating results for the three months ended June 30, 2012 and 2011.

Regulated Utility Operating Results

	Three Months Ended June 30,		Increase/
(In millions)	2012	2011	Decrease
Utility net revenues:
Operating revenues	$164.7	$181.5	$(16.8)
Less: Cost of gas	44.6	63.8	(19.2)
Revenue taxes	12.6	14.0	(1.4)
Total utility net revenues	107.5	103.7	3.8
Operation and maintenance	73.1	65.4	7.7
Depreciation and amortization	24.6	22.6	2.0
General taxes and other assessments	12.0	12.4	(0.4)
Operating income (loss)	(2.2)	3.3	(5.5)
Other income-net, including preferred stock dividends	0.1	0.3	(0.2)
Interest expense	9.5	10.2	(0.7)
Income tax benefit	(5.8)	(2.7)	(3.1)
Net loss applicable to common stock	$(5.8)	$(3.9)	$(1.9)

The Regulated Utility segment’s net loss applicable to common stock was $5.8 million for the three months ended June 30, 2012 compared to a net loss of $3.9 million for the same three month period in 2011. This comparison primarily reflect: (i) $7.7 million in higher operation and maintenance expenses, including a $5.0 million impairment loss on our property; (ii) $2.2 million in lower unrealized margins associated with our asset optimization program; (iii) an increase of $2.0 million in depreciation expense due to the growth in, and changes in the asset mix of, our investment in utility plant and (iv) $1.7 million in unfavorable effects of changes in natural gas consumption patterns in the District of Columbia. Offsetting these variances were: (i) $6.3 million in higher revenues due to the implementation of new rates in Maryland and Virginia; (ii) $3.2 million in lower income taxes due to tax sharing and lower revenues, partially offset by an increase in the effective tax rate; (iii) a $0.5 million increase in revenues related to growth of more than 8,300 average active customer meters and (iv) a $0.7 million increase in realized margins, net of margin sharing, associated with our asset optimization program.

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the Regulated Utility segment between the three months ended June 30, 2012 and 2011.

Composition of Changes in Utility Net Revenues

(In millions)	Increase/ (Decrease)
Customer growth	$0.5
Impact of new base rates in Maryland and Virginia	6.3
Asset optimization:
Realized margins	0.7
Unrealized mark-to-market valuations	(2.2)
Lower-of-cost or market adjustment	0.1
Estimated change in natural gas consumption patterns	(1.7)
Other	0.1
Total	$3.8

Customer growth — Average active customer meters increased by more than 8,300 for the three months ended June 30, 2012 compared to the same quarter of the prior fiscal year.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Impact of new base rates in Maryland and Virginia — New base rates were approved in Maryland and Virginia effective November 14, 2011 and October 1, 2011, respectively.

Asset optimization — We recorded net unrealized gains associated with our energy-related derivatives of $2.6 million and $4.8 million for the three months ended June 30, 2012 and 2011, respectively. When these derivatives settle, any unrealized amounts will ultimately be reversed, and Washington Gas will realize margins when combined with the related transactions these derivatives economically hedge. Favorably affecting asset optimization results were $0.7 million of higher realized margins and a $0.1 million reversal of a prior interim period lower-of-cost or market write-down associated with storage capacity assets utilized for asset optimization during the three months ended June 30, 2012. There were no lower-of-cost or market adjustments during the three months ended June 30, 2011. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for a further discussion of our asset optimization program.

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

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the Regulated Utility for the three months ended June 30, 2012 compared to the same period in 2011.

Composition of Changes in Operation and Maintenance Expenses

(In millions)	Increase/ (Decrease)
Impairment loss on Springfield Operations Center	$5.0
Employee benefits	1.0
Operation, engineering, compliance and safety	0.6
Lower weather derivative benefits	0.5
Other operating expenses	0.6
Total	$7.7

Impairment loss on Springfield Operations Center — During fiscal year 2010, Washington Gas began construction of a new operations facility. The new operations facility was constructed to replace Washington Gas’ previous operations facility. During the quarter ended June 30, 2012, Washington Gas completed the relocation of its employees from its previous operations facility to the new operations facility, and is no longer using the previous operations facility. Washington Gas is actively marketing the previous operations facility for sale. Washington Gas applied a discounted cash value model to the anticipated proceeds from a future sale and recorded an impairment loss of $5.0 million in operation and maintenance expense in the accompanying consolidated statements of income for the three and nine months ended June 30, 2012. There were no impairment indicators identified for the three or nine months ended June 30, 2011.

Employee benefits — The increase in employee benefits expense reflects higher pension and other post-retirement benefits due to changes in the discount rate and other plan assumptions used to measure the benefit obligation.

Operation, engineering, compliance and safety — The increase in operation, engineering, compliance and safety costs during the quarter ended June 30, 2012 compared to the same quarter of the prior year is primarily due to higher costs due to certain projects being completed earlier this year than last year.

Weather derivative benefits — The effects of hedging variations from normal weather in the District of Columbia for the three months ended June 30, 2012 and 2011 are recorded to operation and maintenance expense. Washington Gas did not record a benefit from warmer weather in the quarter ended June 30, 2012, but did record a gain of $0.4 million during the quarter ended June 30, 2011 due to warmer than normal weather during that period.

Depreciation and Amortization. The increase of $2.0 million in depreciation and amortization is primarily attributed to growth in, and changes in the asset mix of, our investment in utility plant partially offset by a reduction in Virginia depreciation rates.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Retail Energy-Marketing Financial and Statistical Data

	Three Months Ended June 30,		Increase /
	2012	2011	(Decrease)
Operating Results (In millions)
Gross margins:
Operating revenues	$272.4	$304.8	$(32.4)
Less: Cost of energy	224.4	275.2	(50.8)
Revenue taxes	1.4	1.5	(0.1)
Total gross margins	46.6	28.1	18.5
Operation expenses	13.3	13.0	0.3
Depreciation and amortization	0.2	0.2	—
General taxes and other assessments	0.8	0.9	(0.1)
Operating income	32.3	14.0	18.3
Interest expense	(0.1)	0.1	(0.2)
Income tax expense	12.7	5.6	7.1
Net income	$19.7	$8.3	$11.4

Analysis of gross margins (In millions)
Natural gas
Realized margins	$12.2	$12.9	$(0.7)
Unrealized mark-to-market gains (losses)	8.5	(1.7)	10.2
Total gross margins — natural gas	20.7	11.2	9.5
Electricity
Realized margins	16.5	14.2	2.3
Unrealized mark-to-market gains	9.4	2.7	6.7
Total gross margins — electricity	25.9	16.9	9.0
Total gross margins	$46.6	$28.1	$18.5

Other Retail-Energy Marketing Statistics
Natural gas
Therm sales (millions of therms)	96.8	91.3	5.5
Number of customers (end of period)	180,900	172,100	8,800
Electricity
Electricity sales (millions of kWhs)	2,991.3	2,688.0	303.3
Number of accounts (end of period)	202,200	183,900	18,300

The Retail Energy-Marketing segment reported net income of $19.7 million for the three months ended June 30, 2012, compared to net income of $8.3 million reported for the same three-month period of the prior fiscal year.

The increase in net income primarily reflects higher gross margins from natural gas and electric sales. Period-to-period comparisons of quarterly gross margins for this segment can vary significantly and are not necessarily representative of expected annualized results.

Gross margins from natural gas sales increased by $9.5 million in the current quarter of fiscal year 2012 compared to the same quarter in the prior fiscal year. This increase is primarily due to the favorable change in unrealized mark-to-market margins on energy-related derivatives of $10.2 million resulting from fluctuating market prices, partially offset by lower realized margins of $0.7 million attributable to a less favorable pattern of margin recognition in the current quarter versus the same quarter of the prior year, partially offset by higher volumes.

Gross margins from electric sales in the current quarter increased $9.0 million from the same quarter of the prior period. This increase reflects higher realized electric retail margins of $2.3 million due to higher sales volumes due to customer growth, and favorable price conditions in the current quarter versus the same quarter of the prior year, and an increase of $6.7 million in unrealized margins due to fluctuating market prices.

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

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Commercial Energy Systems

The Commercial Energy Systems segment reported net income of $0.6 million for the third quarter of fiscal year 2012, compared to net income of $45,000 reported for the same period of fiscal year 2011. This increase is due to higher revenue from commercial solar projects and the timing of project work for government agency customers that was delayed in the prior year.

Wholesale Energy Solutions

The Wholesale Energy Solutions segment reported a net loss of $6.0 million for the three months ended June 30, 2012, compared to a net loss of $0.6 million reported for the same period of the prior fiscal year. This decrease is primarily due to lower storage and transportation spreads driven by one of the warmest winters on record across the country, which affected optimization opportunities as well as higher operation and maintenance expense associated with new storage and optimization arrangements and costs related to the Commonwealth Pipeline project.

Other Non-Utility

Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Results from our other non-utility activities reflect net losses of $1.0 million and $0.9 million for the three months ended June 30, 2012 and 2011, respectively.

RESULTS OF OPERATIONS — Nine Months Ended June 30, 2012 vs. June 30, 2011

Summary Results

WGL Holdings reported net income applicable to common stock of $132.1 million, or $2.56 per share, for the nine months ended June 30, 2012 compared to $147.6 million, or $2.88 per share, reported for the nine months ended June 30, 2011.

The following table summarizes our net income (loss) applicable to common stock by operating segment for the nine months ended June 30, 2012 and 2011.

Net Income (Loss) by Operating Segment
	Nine Months Ended June 30,		Increase/
(In millions)	2012	2011	(Decrease)
Regulated Utility	$110.9	$107.6	$3.3
Non-utility operations:
Retail Energy-Marketing	25.0	42.9	(17.9)
Commercial Energy Systems	1.4	0.1	1.3
Wholesale Energy Solutions	(3.4)	(0.4)	(3.0)
Other Activities	(1.8)	(2.6)	0.8
Total non-utility	21.2	40.0	(18.8)
Net income applicable to common stock	$132.1	$147.6	$(15.5)

EARNINGS PER AVERAGE COMMON SHARE
Basic	$2.56	$2.89	$(0.33)
Diluted	$2.56	$2.88	$(0.32)

Regulated Utility Operating Results

The following table summarizes the Regulated Utility segment’s operating results for the nine months ended June 30, 2012 and 2011.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results

	Nine Months Ended June 30,		Increase/
(In millions)	2012	2011	(Decrease)
Utility net revenues:
Operating revenues	$1,006.6	$1,169.6	$(163.0)
Less: Cost of gas	404.2	576.5	(172.3)
Revenue taxes	63.9	74.2	(10.3)
Total utility net revenues	538.5	518.9	19.6
Operation and maintenance	208.2	200.9	7.3
Depreciation and amortization	72.2	67.4	4.8
General taxes and other assessments	39.8	42.0	(2.2)
Operating income	218.3	208.6	9.7
Other income (expenses)-net, including preferred stock dividends	1.2	(0.1)	1.3
Interest expense	28.6	30.4	(1.8)
Income tax expense	80.0	70.5	9.5
Net income	$110.9	$107.6	$3.3

The Regulated Utility segment’s net income applicable to common stock was $110.9 million for the nine months ended June 30, 2012 compared to $107.6 million for the same nine month period of the prior fiscal year. The increase in net income primarily reflects: (i) $22.4 million in higher revenues due to the implementation of new rates in Maryland and Virginia; (ii) a $13.8 million increase in unrealized margins associated with our asset optimization program; (iii) a $3.8 million increase in revenues related to growth of more than 8,600 average customer meters and (iv) $1.8 million in lower interest expense. Partially offsetting these favorable variances were: (i) a $12.1 million reduction in revenue attributed to warmer weather, excluding the benefit of our weather protection; (ii) $4.4 million in higher income taxes due to an increase in the effective tax rate including a $2.8 million write off of a regulatory asset originally recognized in 2010 related to the tax effect of Med D; (iii) $7.3 million in higher operation and maintenance expenses, including a $5.0 million impairment loss on property; (iv) $6.3 million in lower realized margins, net of margin sharing, associated with our asset optimization program; (v) a $4.8 million increase in depreciation expense due to the growth in, and changes in the asset mix of, our investment in utility plant and (vi) $3.2 million in unfavorable effects of changes in natural gas consumption patterns in the District of Columbia.

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the Regulated Utility segment between the nine months ended June 30, 2012 and 2011.

Composition of Changes in Utility Net Revenues

(In millions)	Increase / (Decrease)
Impact of new base rates in Maryland and Virginia	$22.4
Customer growth	3.8
Asset optimization:
Realized margins	(6.3)
Unrealized mark-to-market valuations	13.8
Lower-of-cost or market adjustment	(1.5)
Estimated weather effects	(12.5)
Estimated effects of changes in consumption patterns	(3.2)
Other	3.1
Total	$19.6

Impact of new base rates in Maryland and Virginia — New base rates were approved in Maryland and Virginia effective November 14, 2011 and October 1, 2011, respectively.

Customer growth — Average active customer meters increased by more than 8,600 for the nine months ended June 30, 2012 compared to the same period of the prior fiscal year.

Asset optimization — We recorded unrealized gains associated with our energy-related derivatives of $4.2 million for the nine months ended June 30, 2012 compared to net unrealized losses of $9.6 million for the same period of 2011. When these derivatives settle, any unrealized amounts will ultimately be reversed, and Washington Gas will realize margins in combination with the related

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

transactions that these derivatives economically hedge. Unfavorably affecting asset optimization results were $6.3 million of lower realized margins due to a change in Virginia margin sharing and $1.5 million of lower-of-cost or market adjustments associated with market adjustments during the nine months ended June 30, 2012. There were no lower-of-cost or market adjustments during the nine months ended June 30, 2011. (Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for a further discussion of our asset optimization program).

Estimated weather effects — Weather, when measured by HDDs, was 19.5% warmer and 6.1% colder than normal for the nine months ended June 30, 2012 and 2011, respectively. Washington Gas has a weather protection strategy that is designed to neutralize the estimated financial effects of variations from normal weather on net income (refer to the section entitled “Weather Risk” for further discussion of our weather protection strategy). Washington Gas executed heating degree day derivative contracts to manage its exposure to variations from normal weather in the District of Columbia. Changes in the fair value of this derivative are reflected in operation and maintenance expenses and offset the benefits reflected above. Due to the extremely warm weather, our weather protection instruments were not sufficient to offset approximately $3.5 million of the reduction in revenue for the nine months ended June 30, 2012. There were no material effects on net income attributed to colder or warmer weather for the nine months ended June 30, 2011.

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the Regulated Utility for the nine months ended June 30, 2012 compared to the same period in 2011.

Composition of Changes in Operation and Maintenance Expenses

(In millions)	Increase/ (Decrease)
Impairment loss on Springfield Operations Center	$5.0
Operation, engineering, compliance and safety	3.9
Employee benefits	3.6
Labor and incentive plans	2.7
Hexane costs	1.6
Weather derivative benefits:
Benefit	(9.0)
Premium costs and fair value effects	(0.8)
Other operating expenses	0.3
Total	$7.3

Impairment loss on Springfield Operations Center — During fiscal year 2010, Washington Gas began construction of a new operations facility. The new operations facility was constructed to replace Washington Gas’ previous operations facility. During the quarter ended June 30, 2012, Washington Gas completed the relocation of its employees from its previous operations facility to the new operations facility, and is no longer using the previous operations facility. Washington Gas is actively marketing the previous operations facility for sale. Washington Gas applied a discounted cash value model to the anticipated proceeds from a future sale and recorded an impairment loss of $5.0 million in operation and maintenance expense in the accompanying consolidated statements of income for the three and nine months ended June 30, 2012. There were no impairment indicators identified for the three or nine months ended June 30, 2011.

Operation, engineering, compliance and safety — The increase in operation, engineering, construction and safety costs during the nine months ended June 30, 2012 compared to the same period of the prior year is primarily due to certain types of projects being completed earlier this year than last year.

Employee benefits — The increase in benefit expenses reflects higher pension and other post-retirement benefits due to changes in the discount rate and other plan assumptions used to measure the benefit obligation and higher reserve adjustments for long-term disability.

Labor and incentives — The increase in labor and incentive plans is primarily due to higher direct labor costs driven by higher long-term incentive plan valuations and general wage increases.

Hexane Costs — The increase in expense reflects the deferral costs in 2011 to a regulatory asset under the regulatory mechanism that was in existence at the time.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Weather derivative benefits — The effects of hedging variations from normal weather in the District of Columbia for the nine months ended June 30, 2012 and 2011 are recorded to operation and maintenance expense. Washington Gas recorded a gain of $6.4 million as a direct result of warmer than normal weather in the nine months ended June 30, 2012 and a loss of $2.6 million during the nine months ended June 30, 2011 due to colder-than-normal weather during that period. In addition, net premiums received related to the weather derivatives were higher due to market expectations of weather.

Depreciation and Amortization — The increase of $4.8 million in depreciation and amortization is primarily attributed to growth in, and changes in the asset mix of, our investment in utility plant partially offset by a reduction in Virginia depreciation rates.

Retail Energy-Marketing

The following table depicts the Retail Energy-Marketing segment’s operating results along with selected statistical data.

Retail-Energy Marketing Financial and Statistical Data

	Nine Months Ended June 30,		Increase /
	2012	2011	(Decrease)
Operating Results (In millions)
Gross margins:
Operating revenues	$977.3	$1,131.8	$(154.5)
Less: Cost of energy	887.8	1,014.0	(126.2)
Revenue taxes	4.1	4.0	0.1
Total gross margins	85.4	113.8	(28.4)
Operation expenses	40.7	38.3	2.4
Depreciation and amortization	0.6	0.5	0.1
General taxes and other assessments—other	2.8	3.0	(0.2)
Operating income	41.3	72.0	(30.7)
Interest expense	—	0.1	(0.1)
Income tax expense	16.3	29.0	(12.7)
Net income	$25.0	$42.9	$(17.9)

Analysis of gross margins (In millions)
Natural gas
Realized margins	$30.1	$35.2	$(5.1)
Unrealized mark-to-market gains	0.8	11.1	(10.3)
Total gross margins — natural gas	30.9	46.3	(15.4)
Electricity
Realized margins	59.2	44.4	14.8
Unrealized mark-to-market gains (losses)	(4.7)	23.1	(27.8)
Total gross margins — electricity	54.5	67.5	(13.0)
Total gross margins	$85.4	$113.8	$(28.4)

Other Retail-Energy Marketing Statistics
Natural gas
Therm sales (millions of therms)	529.1	610.3	(81.2)
Number of customers (end of period)	180,900	172,100	8,800
Electricity
Electricity sales (millions of kWhs)	8,400.2	7,744.6	655.6
Number of accounts (end of period)	202,200	183,900	18,300

The Retail Energy-Marketing segment reported net income of $25.0 million for the nine months ended June 30, 2012, compared to net income of $42.9 million reported for the same nine-month period of the prior fiscal year.

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

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Gross margins from natural gas sales decreased $15.4 million in the nine months ended June 30, 2012 when compared to the same period of the prior fiscal year. This decrease is primarily due to the unfavorable change in unrealized mark-to-market margins on energy-related derivatives of $10.3 million resulting from fluctuating market prices and $5.1 million in lower realized margins due to lower unit margins on portfolio optimization activities and lower retail sales volumes resulting from warmer weather.

Gross margins from electric sales in the current quarter decreased $13.0 million from the same quarter of the prior period. This decrease reflects a $27.8 million change in unrealized mark-to-market margins on energy-related derivatives from fluctuating market prices partially offset by $14.8 million in higher realized margins attributable to higher sales volumes due to customer growth, favorable price conditions and a different pattern of margin recognition versus the prior year.

The Retail Energy-Marketing segment’s increase in new electricity customer accounts compared to the prior year is primarily due to WGEServices being able to offer customers lower prices than utility standard offer service rates and the addition of new government and commercial accounts.

Commercial Energy Systems

The Commercial Energy Systems segment reported net income of $1.4 million for the nine months ended June 30, 2012, compared to net income of $25,000 reported for the same period of fiscal year 2011. This increase is due to higher revenue from commercial solar projects in the current period and the timing of project work for government agency customers that was delayed in the prior year.

Wholesale Energy Solutions

The Wholesale Energy Solutions segment reported a net loss of $3.4 million for the nine months ended June 30, 2012, compared to a net loss of $0.4 million reported for the same period of the prior fiscal year. This decrease is primarily due to lower storage and transportation spreads driven by one of the warmest winters on record across the country, which affected optimization opportunities. Additionally, operation and maintenance expense was higher as a result of new storage and optimization arrangements, as well as costs related to the Commonwealth Pipeline project.

Other Non-Utility

Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Results from our other non-utility activities reflect net losses of $1.8 million and $2.6 million for the nine months ended June 30, 2012 and 2011, respectively.

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

Our ability to obtain adequate and cost effective financing depends on our credit ratings, the liquidity of financial markets, and investor demand for our securities. Our credit ratings depend largely on the financial performance of our subsidiaries, and a downgrade in our current credit ratings could require us to post additional collateral with our wholesale counterparties and adversely affect our borrowing costs, as well as our access to sources of liquidity and capital. Also potentially affecting access to short-term debt capital is the nature of any restrictions that might be placed upon us, such as ratings triggers or a requirement to provide creditors with additional credit support in the event of a determination of insufficient creditworthiness. During the three months ended June 30, 2012, WGL Holdings met its liquidity and capital needs through the retention of earnings and the issuance of commercial paper and common stock. Washington Gas met its liquidity and capital needs through the retention of earnings and the issuance of commercial paper. Both WGL Holdings and Washington Gas believe that they will be able to meet their liquidity and capital needs through fiscal year 2012 through a mixture of operating earnings, issuances of commercial paper, and in the case of Washington Gas, issuance of MTNs.

We have a goal to maintain our common equity ratio in the mid-50% range of total consolidated capital. The level of this ratio varies during the fiscal year due to the seasonal nature of our business. This seasonality is also evident in the variability of our

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of our current assets are converted into cash at the end of the heating season. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for WGL Holdings and Washington Gas, and to allow access to capital at reasonable costs. As of June 30, 2012, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 67.5% common equity, 1.5% preferred stock and 31.0% long- term debt. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of Washington Gas and WGEServices and, to a lesser extent, other non-utility operations.

Our plans provide for sufficient liquidity to satisfy our financial obligations. At June 30, 2012, we did not have any restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by WGL Holdings or Washington Gas.

Short-Term Cash Requirements and Related Financing

Washington Gas’ business is weather sensitive and seasonal, causing short-term cash requirements to vary significantly during the year. Approximately 91% of the total therms delivered in Washington Gas’ service area (excluding deliveries to two electric generation facilities) occur during the first and second fiscal quarters. Accordingly, Washington Gas typically generates more net income in the first six months of the fiscal year than it does for the entire fiscal year.

During the first six months of our fiscal year, Washington Gas generates large sales volumes and its cash requirements peak when combined storage inventory, accounts receivable, and unbilled revenues are at their highest levels. During the last six months of our fiscal year, after the heating season, Washington Gas will typically experience a seasonal net loss due to reduced demand for natural gas. During this period, many of Washington Gas’ assets are converted into cash, which Washington Gas generally uses to reduce and sometimes eliminate short-term debt and to acquire storage gas for the next heating season.

Washington Gas and WGEServices have seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating periods when a large portion of the storage gas is sold. At June 30, 2012 and September 30, 2011, Washington Gas had balances in gas storage of $89.2 million and $166.1 million, respectively; WGEServices had balances in gas storage of $30.7 million and $61.0 million, respectively, and CEV had balances in gas storage of $117.2 million and $63.3 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. WGEServices collect revenues that are designed to reimburse their commodity costs used to supply their retail customer and wholesale counterparty contracts. Variations in the timing of cash receipts from customers under these collection methods can significantly affect short-term cash requirements. In addition, Washington Gas, WGEServices and CEV pay their respective commodity suppliers before collecting the accounts receivable balances resulting from these sales. WGEServices and CEV derive their funding to finance these activities from short-term debt issued by WGL Holdings. Additionally, Washington Gas, WGEServices and CEV may be required to post cash collateral for certain purchases. WGEServices and CEV may be required to provide parent guarantees from WGL Holdings for certain purchases.

Variations in the timing of collections of gas costs under Washington Gas’ gas cost recovery mechanisms can significantly affect short-term cash requirements. At June 30, 2012 and September 30, 2011, Washington Gas had a $1.3 million and $12.1 million net under-collection of unrecovered gas costs, respectively, reflected in current assets/liabilities as gas costs due from/to customers related to the most recent twelve month gas cost recovery cycle ended August 31 of each year. Most of this balance will be collected from customers in fiscal year 2012. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1st of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At June 30, 2012 and September 30, 2011, Washington Gas had a net regulatory asset of $14.8 million and $6.5 million, respectively, related to the current gas recovery cycle.

WGL Holdings and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. Bank credit balances available to WGL Holdings and Washington Gas net of commercial paper balances were $ 359.5 million and $ 350.0 million at June 30, 2012 and $ 360.6 million and $ 300.0 million at September 30, 2011, respectively. On April 3, 2012, WGL Holdings and Washington Gas each entered into separate revolving credit agreements to replace the existing revolving credit agreements which were due to expire on August 2012. The credit facility for WGL Holdings permits it to borrow up to $450.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $550.0 million. The credit facility for Washington Gas permits it to borrow up to $350.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $450.0 million. The interest rate on loans made under each of the credit facilities will be a fluctuating rate per annum that will be set using certain parameters at the time each loan is made. These credit agreements provide for a term of five years and expire on April 3, 2017. The credit agreements each have two one-year extension options. Refer to Note 3—Short-Term Debt of the Notes to the Consolidated Financial Statements for further information.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

To manage credit risk, Washington Gas, WGEServices and CEV may require deposits from certain customers and suppliers, which are reported as current liabilities in “Customer deposits and advance payments,” in the accompanying balance sheet. At June 30, 2012 and September 30, 2011, “Customer deposits and advance payments” totaled $71.5 million and $78.1 million, respectively. For both periods, almost all of these deposits related to customer deposits for Washington Gas.

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

On June 19, 2012, Washington Gas retired $25.0 million of 5.90% MTNs. Previously during the year, on February 27, 2012, Washington Gas retired $25.0 million of 6.0% MTNs and on October 17 and 19, 2011, Washington Gas retired $7.0 million of 6.05% MTNs and $20.0 million of 6.00% MTNs, respectively.

On May 18, 2012, Washington Gas filed a registration statement on Form S-3 with the Securities and Exchange Commission for issuance of up to $450.0 million of medium-term notes, Series J. A related distribution agreement among Washington Gas and seven agents was signed on June 6, 2012. At June 30, 2012, Washington Gas had the capacity under this shelf registration to issue up to $450.0 million of MTNs. Washington Gas has authority from its regulators to issue other forms of debt, including private placements.

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

Under the terms of WGL Holdings’ and Washington Gas’ credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). In addition, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation, and environmental warranties that might have a material effect. The failure to inform the lenders’ agent of changes in these areas deemed material in nature might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At June 30, 2012, we were in compliance with all of the covenants under our revolving credit facilities.

For certain of Washington Gas’ natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded to or below the lower of a BBB- rating by Standard & Poor’s or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’ credit rating declines by a certain rating level, then the counterparty may require additional credit support. At June 30, 2012, Washington Gas would not be required to provide additional credit support by these arrangements if its long-term credit rating was to be downgraded by one rating level.

WGL Holdings guarantees payments for certain purchases of natural gas and electricity on behalf of WGEServices and CEV (refer to our 2011 Annual Report for a further discussion of these guarantees). If the credit rating of WGL Holdings declines, WGEServices and CEV may be required to provide additional credit support for these purchase contracts. At June 30, 2012, neither WGEServices nor CEV would be required to provide additional credit support, for these arrangements if the long-term credit rating of WGL Holdings was to be downgraded by one rating level.

Cash Flows Provided by Operating Activities

The primary drivers for our operating cash flows are cash payments received from natural gas and electricity customers, offset by our payments for natural gas and electricity costs, operation and maintenance expenses, taxes and interest costs.

Net cash provided by operating activities totaled $317.8 million for the nine months ended June 30, 2012. Net cash provided by operating activities reflects net income before preferred stock dividends, as adjusted for non-cash earnings and charges and changes in working capital including:

•

Accounts receivable and unbilled revenues—net increased $53.0 million from September 30, 2011, primarily due to increased sales volumes to customers during our winter heating season and increased sales volumes associated with Washington Gas’ asset optimization program.

•	Storage gas inventory cost levels decreased $53.4 million from September 30, 2011 primarily due to conversion to cash through seasonal physical withdrawals.

•

Gas costs (current and deferred) and other regulatory assets / liabilities—net decreased $32.0 million from September 30, 2011 primarily due to decreases in balancing charges and mark-to-market adjustments.

•

Accounts payable and other accrued liabilities decreased $35.9 million, due to lower gas prices, partially offset by a seasonal increase in the volumes of natural gas purchases and increased trading activity in CEV. Volumes increased both for deliveries to customers for the winter heating season and for Washington Gas’ asset optimization program.

•	Accrued taxes increased $42.5 million from September 30, 2011 primarily due to an increase in fuel taxes in Maryland and the District of Columbia.

•	Other current liabilities decreased $15.1 million primarily due to net changes in the valuation of energy related derivative contracts.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Cash Flows Provided by Financing Activities

Cash flows used in financing activities totaled $82.5 million for the nine months ended June 30, 2012, reflecting the retirement of $77.0 million of long-term debt, dividends on common and preferred stock of $57.5 million, partially offset by the issuance of $51.1 million of notes payable and $1.6 million of common stock.

Cash Flows Used in Investing Activities

During the nine months ended June 30, 2012, cash flows used in investing activities totaled $188.1 million, which primarily consists of capital expenditures made on behalf of Washington Gas. In addition, investing activities also reflects additional investments in commercial Solar Photovoltaic (Solar PV) facilities and investments in a partnership to directly fund residential Solar PV facilities.

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

There have been no significant changes to contractual obligations in the three month period ended June 30, 2012.

Construction Project Financing

To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’ customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a receivable representing its customers’ obligations to remit principal and interest and a long-term payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the receivable to the lender and removes both the receivable and the long-term financing from its financial statements. As of June 30, 2012 and September 30, 2011, work on these construction projects that was not completed or accepted by customers was valued at $5.1 million and $4.2 million, respectively, which are recorded on the balance sheet as a receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Construction projects are financed primarily for government agencies, which Washington Gas considers to have minimal credit risk. Based on this assessment and previous collection experience, Washington Gas did not record a corresponding reserve for bad debts related to these receivables at June 30, 2012 or September 30, 2011.

Financial Guarantees

WGL Holdings guarantees payments primarily for certain purchases of natural gas and electricity on behalf of WGEServices and for certain purchase commitments on behalf of CEV. At June 30, 2012, these guarantees totaled $506.1 million and $131.3 million for WGEServices and CEV, respectively. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from counterparties when required by our credit policy (refer to the section entitled “Credit Risk” for a further discussion of our credit policy). WGL Holdings also issued guarantees totaling $3.0 million at June 30, 2012 on behalf of certain of our non-utility subsidiaries associated with their banking transactions. Of the $640.4 million total, $1.0 million of guarantees expired on July 27, 2012, $22.2 million is due to expire on October 31, 2012 and $3.8 million is due to expire on November 15, 2012. The remaining guarantees do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation. We also receive financial guarantees or other collateral from counterparties when required by our credit policy.

Effective October 1, 2011, WGL Holdings began charging to its subsidiaries guarantee fees in an amount equal to the daily guarantee exposure multiplied by a monthly weighted average interest rate. During the three and nine months ended June 30, 2012, the total fees charged by WGL Holdings to its subsidiaries were $0.1 million and $0.4 million, respectively. Most of these fees were charged to WGEServices and have been eliminated in the accompanying consolidated financial statements of WGL Holdings.

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

The current forecast for mechanical coupling remediation and replacement work includes a planned $62.0 million, 5-year, mechanically coupled pipe replacement program approved by the SCC of VA on April 21, 2011 as part of Washington Gas’ Steps to Advance Virginia’s Energy Plan (SAVE) filing (the approved five-year SAVE plan is the first part of a fifteen-year timeline for pipe

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

replacements in Virginia) and the continuation of the December 16, 2009 settlement in the District of Columbia that includes a targeted mechanically coupled pipe replacement and encapsulation program which is now estimated to cost $35.0 million and is expected to take approximately seven years to complete. Rate recovery of the expenditures has been approved by the SCC of VA and the PSC of DC. In Washington Gas’ current base rate proceeding in the District of Columbia, Washington Gas is requesting a continuation of the rate recovery mechanism. Additionally, Washington Gas has budgeted approximately $47.0 million related to a planned 5-year mechanically coupled pipe replacement program in Maryland. The accelerated pipe replacement plan in Maryland was proposed as a thirty-year program with $115.0 million to be spent during the first five years.

Additional operating expenses and capital expenditures may be necessary to contend with leaks caused by increased volumes of low HHC gas flowing into Washington Gas’ distribution system. Such additional operating expenses and capital expenditures may not be timely enough to mitigate the challenges posed by increased volumes of low HHC gas, potentially resulting in leakage from mechanical couplings at a rate that could compromise the safety of our distribution system.

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

On June 18, 2012, CEV announced that the results of the non-binding open season held for the Commonwealth Pipeline project confirmed a high market demand for the project across a broad customer spectrum (including local distribution companies, electric generators, producers, and marketers) and a broad geographic region including existing and growth markets in Pennsylvania, the Mid-Atlantic and Southeast. Project representatives will be working with prospective shippers to finalize design and route selection and to negotiate binding precedent agreements that will economically support the project’s construction.

If the parties agree to construct the pipeline after analyzing and assessing certain development considerations, the pipeline is expected to go into service in 2015 and transport at least 800,000 dekatherms of natural gas per day. CEV, Inergy and UGI expect to be equal equity holders of the project. Inergy will construct and operate the pipeline which is expected to cost approximately $1.0 billion and be funded equally by the three parties. As of June 30, 2012, no capital expenditures have been incurred on the project and the company has recorded its expenses associated with marketing and development activities.

CREDIT RISK

Wholesale Credit Risk

Certain wholesale suppliers that sell natural gas to any or all of Washington Gas, WGEServices and CEV may have relatively low credit ratings or may not be rated by major credit rating agencies.

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

Washington Gas, WGEServices and CEV have an existing credit policy that is designed to mitigate credit risks through a requirement for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. In accordance with this policy, Washington Gas, WGEServices and CEV have each obtained credit enhancements from certain of their counterparties. If certain counterparties or their guarantors meet the policy’s creditworthiness criteria, Washington Gas, WGEServices and CEV may grant unsecured credit to those counterparties or their guarantors. The creditworthiness of all counterparties is continuously monitored.

Washington Gas, WGEServices and CEV are also subject to the collateral requirements of their counterparties. At June 30, 2012, Washington Gas, WGEServices and CEV provided $4.6 million, $7.4 million and $0.5 million in cash collateral to counterparties, respectively.

The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of June 30, 2012 for Washington Gas, WGEServices and CEV, separately.

Credit Exposure to Wholesale Counterparties (In millions)

Rating(a)	Exposure Before Credit Collateral(b)	Offsetting Credit Collateral Held(c)	Net Exposure	Number of Counterparties Greater Than 10%(d)	Net Exposure of Counterparties Greater Than 10%
Washington Gas
Investment Grade	$22.5	$—	$22.5	2	$16.0
Non-Investment Grade	11.8	5.3	6.5	1	6.5
No External Ratings	9.1	—	9.1	1	5.2
WGEServices
Investment Grade	$0.2	$—	$0.2	1	$0.2
Non-Investment Grade	—	—	—	—	—
No External Ratings	0.1	—	0.1	1	0.1
CEV
Investment Grade	$2.8	$—	$2.8	3	$2.0
Non-Investment Grade	—	—	—	—	—
No External Ratings	0.4	—	0.4	—	—

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

Retail Credit Risk

Washington Gas is exposed to the risk of non-payment of utility bills by certain of its customers. To manage this customer credit risk, Washington Gas may require cash deposits from its high-risk customers to cover payment of their bills until the requirements for

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

the deposit refunds are met. In addition, Washington Gas implemented a POR program as approved by the PSC of MD, whereby it purchases receivables from participating energy marketers at approved discount rates. Under the program, Washington Gas is exposed to the risk of non-payment by the retail customers for these receivables. This risk is factored into the approved discount rate at which Washington Gas purchases the receivables.

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

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives during the nine months ended June 30, 2012:

Regulated Utility Segment

Changes in Fair Value of Energy-Related Derivatives

(In millions)
Net liabilities at September 30, 2011	$(3.2)
Net fair value of contracts entered into during the period	29.4
Other changes in net fair value	11.4
Realized net settlement of derivatives	(15.8)
Net assets at June 30, 2012	$21.8

Regulated Utility Segment

Roll Forward of Energy-Related Derivatives

(In millions)
Net liabilities at September 30, 2011	$(3.2)
Recorded to income	9.3
Recorded to regulatory assets/liabilities	31.5
Realized net settlement of derivatives	(15.8)
Net assets at June 30, 2012	$21.8

The maturity dates of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives recorded at fair value at June 30, 2012, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Regulated Utility Segment

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
(In millions)	Total	Remainder 2012	2013	2014	2015	2016	Thereafter
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	17.5	(0.4)	6.3	9.4	2.2	—	—
Level 3 — Significant unobservable inputs	4.3	(0.9)	(3.5)	(9.4)	3.5	5.5	9.1
Total net assets (liabilities) associated with our energy-related derivatives	$21.8	$(1.3)	$2.8	$—	$5.7	$5.5	$9.1

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

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Retail Energy-Marketing segment’s energy-related derivatives during the nine months ended June 30, 2012:

Retail Energy-Marketing Segment

Changes in Fair Value of Energy-Related Derivatives

(In millions)
Net liabilities at September 30, 2011	$(21.4)
Net fair value of contracts entered into during the period	(6.3)
Other changes in net fair value	(38.6)
Realized net settlement of derivatives	40.4
Net liabilities at June 30, 2012	$(25.9)

Retail Energy-Marketing Segment

Roll Forward of Energy-Related Derivatives

(In millions)
Net liabilities at September 30, 2011	$(21.4)
Recorded to income	(44.3)
Recorded to accounts payable	—
Net option premium payments	(0.6)
Realized net settlement of derivatives	40.4
Net liabilities at June 30, 2012	$(25.9)

The maturity dates of our net assets (liabilities) associated with the Retail Energy-Marketing segments’ energy-related derivatives recorded at fair value at June 30, 2012 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Retail Energy-Marketing Segment

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
(In millions)	Total	Remainder 2012	2013	2014	2015	2016	Thereafter
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(32.6)	(6.9)	(18.6)	(6.8)	(0.3)	—	—
Level 3 — Significant unobservable inputs	6.7	0.3	2.7	3.5	0.2	—	—
Total net assets (liabilities) associated with our energy-related derivatives	$(25.9)	$(6.6)	$(15.9)	$(3.3)	$(0.1)	$—	$—

Refer to Note 9, Derivative and Weather-Related Instruments and Note 10, Fair Value Measurements of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.

Wholesale Energy Solutions. CEV engages in wholesale commodity transactions to optimize its owned and managed capacity assets. Depending upon the nature of its forward contracts, CEV may be exposed to fluctuations in mark-to-market valuations based on changes in forward price curves. Price risk exists to the extent that physical natural gas volumes do not perfectly match with forward hedges.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Wholesale Energy Solutions segments’ energy-related derivatives during the nine months ended June 30, 2012:

Wholesale Energy Solutions Segment

Changes in Fair Value of Energy-Related Derivatives

(In millions)
Net assets at September 30, 2011	$8.1
Net fair value of contracts entered into during the period	33.8
Other changes in net fair value	7.0
Realized net settlement of derivatives	(22.9)
Net assets at June 30, 2012	$26.0

Wholesale Energy Solutions Segment

Roll Forward of Energy-Related Derivatives

(In millions)
Net assets at September 30, 2011	$8.1
Recorded to income	40.8
Realized net settlement of derivatives	(22.9)
Net assets at June 30, 2012	$26.0

The maturity dates of our net assets (liabilities) associated with the Wholesale Energy Solutions segments’ energy-related derivatives recorded at fair value at June 30, 2012 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Wholesale Energy Solutions Segment

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
(In millions)	Total	Remainder 2012	2013	2014	2015	2016	Thereafter

Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	26.0	(4.0)	29.2	0.8	—	—	—
Level 3 — Significant unobservable inputs	—	—	—	—	—	—	—
Total net assets associated with our energy-related derivatives	$26.0	$(4.0)	$29.2	$0.8	$—	$—	$—

Refer to Note 9, Derivative and Weather-Related Instruments and Note 10, Fair Value Measurements of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.

Value-at-Risk. WGEServices measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGEServices’ value-at-risk at June 30, 2012 was approximately $900 and $13,900, related to its natural gas and electric portfolios, respectively. At September 30, 2011, WGEServices’ value-at-risk was approximately $9,000 and $46,000, related to its natural gas and electric portfolios, respectively.

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

Variations from normal weather may also affect the financial results of our wholesale energy business, CEV, primarily with regards to summer—winter storage spreads and in transportation spreads throughout the fiscal year. CEV manages these weather risks with, among other things, locational, physical and financial basis hedging.

Billing Adjustment Mechanisms. In Maryland, Washington Gas has a Revenue Normalization Adjustment (RNA) billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. In Virginia, Washington Gas has a Weather Normalization Adjustment (WNA) billing adjustment mechanism that is designed to eliminate the effect of variations in weather from normal levels on utility net revenues. Additionally, as part of the Conservation and Ratemaking Efficiency (CARE) plan, Washington Gas has a Care Ratemaking Adjustment (CRA) mechanism, which, coupled with the WNA, eliminates the effect of both weather and other factors such as conservation for residential customers in Virginia. For a discussion of current rates and regulatory matters, refer to the section entitled “Rates and Regulatory Matters” in Management’s Discussion for Washington Gas.

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

Weather Derivatives. On August 12, 2011, Washington Gas executed Heating Degree Day (HDD) weather derivative contracts to manage its financial exposure to variations from normal weather in the District of Columbia for fiscal year 2012 resulting in a net premium payment to Washington Gas of $0.8 million. Under these contracts, Washington Gas purchased protections against net revenue shortfalls due to warmer-than-normal weather and sold colder-than-normal weather benefits. Because weather during the first nine months of fiscal year 2012 was extraordinarily warm, Washington Gas expects to receive the maximum contractual payment of $7.1 million (including the net premium) from its weather derivatives. This amount is not expected to be sufficient to cover all of Washington Gas’ warm-weather exposure in the District of Columbia.

WGEServices utilizes HDD derivatives from time to time to manage weather risks related to its natural gas and electricity sales. WGEServices also utilizes cooling degree day (CDD) derivatives and other derivatives to manage weather and price risks related to its electricity sales during the summer cooling season. These derivatives cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in HDDs or CDDs. Refer to Note 9—Derivatives of the Notes to Consolidated Financial Statements for a further discussion of the accounting for these weather-related instruments.

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

RESULTS OF OPERATIONS — Three Months Ended June 30, 2012 vs. June 30, 2011

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

Washington Gas’ net loss applicable to its common stock was $6.1 million and $4.2 million for the three months ended June 30, 2012 and 2011, respectively. Changes in the composition of earnings from the prior period are primarily due to: (i) higher revenues due to the implementation of new rates in Maryland and Virginia; (ii) an increase in revenues related to growth of more than 8,300 average active customer meters; (iii) lower income taxes due to income tax sharing and (iv) higher realized margins, net of margin sharing, associated with our asset optimization program. Offsetting these favorable variances were: (i) higher operation and maintenance expenses, including an impairment loss on property; (ii) lower unrealized margins associated with our asset optimization program; (iii) an increase in depreciation expense due to the growth in, and changes in the asset mix of, our investment in utility plant and (iv) unfavorable effects of changes in natural gas consumption patterns in the District of Columbia.

Key gas delivery, weather and meter statistics are shown in the table below for the three months ended June 30, 2012 and 2011.

Gas Deliveries, Weather and Meter Statistics

	Three Months Ended
	June 30,		Increase/
	2012	2011	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	79.9	93.8	(13.9)
Gas delivered for others	74.3	82.2	(7.9)
Total firm	154.2	176.0	(21.8)
Interruptible
Gas sold and delivered	0.3	0.5	(0.2)
Gas delivered for others	49.5	47.4	2.1
Total interruptible	49.8	47.9	1.9
Electric generation—delivered for others	188.4	44.0	144.4
Total deliveries	392.4	267.9	124.5

Degree Days
Actual	224	273	(49)
Normal	302	301	1
Percent colder (warmer) than normal	(25.8)%	(9.3)%	n/a
Average active customer meters	1,096,156	1,087,779	8,377
New customer meters added	2,404	2,175	229

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

During the quarter ended June 30, 2012 total gas deliveries to firm customers were 154.2 million therms, a decrease of 21.8 million therms from 176.0 million therms delivered in the same quarter of the prior fiscal year. This comparison in natural gas deliveries to firm customers primarily reflects warmer weather in the current quarter than in the same quarter of the prior year, partially offset by an increase in average active customer meters of over 8,300.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Weather, when measured by HDDs was 25.8% warmer than normal for the third quarter of fiscal year 2012, compared to 9.3% warmer than normal for the same quarter of fiscal year 2011. Due to the extremely warm weather, our weather protection instruments were not sufficient to offset approximately $3.5 million of the reduction in revenue for the three months ended June 30, 2012. There were no material effects on net income attributed to colder or warmer weather for the three months ended June 30, 2011.

Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers increased by 1.9 million therms in the third quarter of fiscal year 2012 compared to the same quarter of the prior fiscal year, reflecting increased demand due to weather.

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

Gas Service for Electric Generation. Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the three months ended June 30, 2011, deliveries to these customers increased by 144.4 million therms when compared to the same quarter of the prior year. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

RESULTS OF OPERATIONS — Nine Months Ended June 30, 2012 vs. June 30, 2011

Washington Gas’ net income applicable to its common stock was $110.3 million and $107.0 million for the nine months ended June 30, 2012 and 2011, respectively. Changes in the composition of earnings from the prior period are primarily due to: (i) higher revenues due to the implementation of new rates in Maryland and Virginia; (ii) an increase in unrealized margins associated with our asset optimization program; (iii) an increase in revenues related to growth of more than 8,600 average customer meters and (iv) lower interest expense. Partially offsetting these favorable variances were: (i) higher income taxes due to an increase in the effective tax rate including a write off of a regulatory asset originally recognized in 2010 related to the tax effect of Med D; (ii) lower realized margins, net of margin sharing, associated with our asset optimization program; (iii) higher operation and maintenance expenses, including an impairment loss on property;(iv) an increase in depreciation expense due to the growth in, and changes in the asset mix of, our investment in utility plant; (v) a reduction in revenue attributed to warmer weather, excluding the benefit of our weather protection and (vi) unfavorable effects of changes in natural gas consumption patterns in the District of Columbia.

Key gas delivery, weather and meter statistics are shown in the table below for the nine months ended June 30, 2012 and 2011.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Gas Deliveries, Weather and Meter Statistics

	Nine Months Ended June 30,		Increase/
	2012	2011	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	636.4	813.2	(176.8)
Gas delivered for others	387.1	461.5	(74.4)
Total firm	1,023.5	1,274.7	(251.2)
Interruptible
Gas sold and delivered	1.9	2.1	(0.2)
Gas delivered for others	199.8	227.3	(27.5)
Total interruptible	201.7	229.4	(27.7)
Electric generation—delivered for others	231.4	67.4	164.0
Total deliveries	1,456.6	1,571.5	(114.9)

Degree Days
Actual	3,031	3,985	(954)
Normal	3,786	3,756	8
Percent colder (warmer) than normal	(19.9)%	6.1%	n/a
Average active customer meters	1,093,293	1,084,599	8,694
New customer meters added	8,206	7,037	1,169

Gas Service to Firm Customers. During the nine months ended June 30, 2012 total gas deliveries to firm customers were 1,023.5 million therms, a decrease of 251.2 million therms from 1,274.7 million therms delivered in the same period of the prior fiscal year. This comparison in natural gas deliveries to firm customers primarily reflects warmer weather in the current nine months than in the same period of the prior year, partially offset by an increase of over 8,600 average active customer meters.

Weather, when measured by HDDs was 19.9% warmer than normal for the nine months ended June 30, 2012, compared to 6.1% colder than normal for the same period of fiscal year 2011. Including the effects of our weather protection strategy, there was a $3.5 million unfavorable impact to net income attributed to warmer weather for the three months ended June 30, 2012 and no material effect on net income attributed to colder or warmer weather for the three months ended June 30, 2011.

Gas Service to Interruptible Customers. Therm deliveries to interruptible customers decreased by 27.7 million therms during the nine months ended June 30, 2012 compared to the same period of the prior fiscal year, reflecting decreased demand due to warmer weather.

Gas Service for Electric Generation. Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the nine months ended June 30, 2012, deliveries to these customers increased by 164.0 million therms when compared to the same quarter of the prior year. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources for Washington Gas are substantially the same as the liquidity and capital resources discussion included in the Management’s Discussion of WGL Holdings (except for certain items and transactions that pertain to WGL Holdings and its unregulated subsidiaries). Those explanations are incorporated by reference into this discussion.

RATES AND REGULATORY MATTERS

Washington Gas determines its requests to modify existing rates based on the level of net investment in plant and equipment, operating expenses and the need to earn a just and reasonable return on invested capital. The following is an update of significant current regulatory matters in each of Washington Gas’ jurisdictions. For a more detailed discussion of the matters below, refer to our combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2011.

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

District of Columbia Base Rate Case. On November 2, 2011, the PSC of DC docketed a proceeding to investigate the reasonableness of Washington Gas’ base rates and charges and required Washington Gas to file a base rate case no later than 90 days from the date of the order. On February 29, 2012, Washington Gas filed a request with the PSC of DC for a $29.0 million annual increase in revenues. The $29.0 million revenue increase requested in this application included a proposed overall rate of return of 8.91% and a return on common equity of 10.90%. Washington Gas is also proposing to expand the existing program to replace or encapsulate certain vintage mechanical couplings, which was previously approved by the PSC of DC, to include the accelerated replacement of certain pipe in its system. Washington Gas plans to invest approximately $119.0 million to replace aging distribution pipe in the District of Columbia over the next five years and included, in this proposal, a request for approval of these expenditures over the next five years. Washington Gas also provided a proposed procedural schedule and requested that the PSC of DC establish a pre-hearing conference. On April 26, 2012, the PSC of DC adopted a procedural schedule and designated issues for the proceeding. Intervenor testimony was filed on July 17, 2012.

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

On March 29, 2012, the PSC of MD issued an order in response to the petition for rehearing and clarification filed by Washington Gas. The PSC of MD (i) granted an additional revenue increase of $0.7 million related to interest synchronization, increasing the overall revenue increase granted to Washington Gas in the case to $9.1 million; (ii) denied Washington Gas’ request for an adjustment related to other tax adjustments, which would have increased the revenue requirement by an additional $2.4 million; (iii) denied recovery of the costs to initiate the outsourcing agreement with Accenture, LLC in 2007; and (iv) directed Washington Gas to provide written notice when it implements the accelerated pipeline replacement project and adopted the reporting structure suggested by a MD Staff witness as guidance for reporting Washington Gas’ progress. As a result of this order, Washington Gas recorded a $2.8 million charge to income tax expense to write-off a regulatory asset that had been established in 2010 for the change in the tax treatment of Medicare Part D, the amortization of which comprised the majority of the other tax adjustments that were disallowed by the Commission.

On April 30, 2012, Washington Gas filed a petition for rehearing with the PSC of MD which requested the Commission reverse its decisions in the March 29, 2012 order denying Washington Gas’ request for an adjustment related to other tax adjustments and the costs to initiate the outsourcing agreement with Accenture, LLC. Washington Gas also filed a petition for judicial review of the PSC of MD’s March 29, 2012 order with the Circuit Court for Baltimore City to preserve its right to appeal in this case. Washington Gas has requested the Circuit Court to hold further proceedings on the appeal in abeyance pending the PSC of MD’s action on the petition for rehearing. In its reply to the Circuit Court, the PSC of MD agreed with Washington Gas’ request to hold further proceedings on the appeal in abeyance pending further PSC of MD action.

Virginia Jurisdiction

Conservation and Ratemaking Efficiency Plan (CARE). On July 22, 2010, Washington Gas filed an amendment to the CARE Plan to include small commercial and industrial customers in Virginia. The application included a portfolio of conservation and energy efficiency programs, an associated cost recovery provision and a decoupling mechanism that will adjust weather normalized non-gas distribution revenues for the impact of conservation or energy efficiency efforts. On November 18, 2010, the SCC of VA issued an order that denied Washington Gas’ application. The SCC of VA found that Washington Gas’ current tariff and its underlying class cost of service and revenue apportionment studies do not segregate small versus large customers and that only small customers qualify under the CARE law. The SCC of VA stated that Washington Gas could amend the underlying tariff and studies in connection with its required 2011 base rate case filing. By order issued on July 2, 2012, in Washington Gas’ base rate case, the SCC of VA approved Washington Gas’ proposal to add two new small commercial customer classes. Because the SCC of VA made a minor modification to the stipulation in the rate case, parties to the settlement had until July 17, 2012, to file a notice of acceptance of the modification to the stipulation. On July 24, 2012, the SCC of VA finalized its July 2, 2012 order.

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

On November 30, 2011, Washington Gas filed a stipulation to reflect settlement terms to which Washington Gas, the Staff, and other stipulating parties to the settlement agreed. The AOBA did not support this stipulation. In the stipulation, the settling parties agreed to a $20.0 million rate increase, a 9.75% return on equity, an 8.261% overall rate of return, and a provision for sharing margins from asset optimization activities between Washington Gas and customers which includes a $3.2 million annual guarantee. Evidentiary hearings were held on December 5 and 6, 2011. Post-hearing briefs were filed on January 26, 2012. On March 15, 2012, the Senior Hearing Examiner issued a report of findings and recommended that the SCC of VA adopt the stipulation. On April 5, 2012, Washington Gas, the Staff of the SCC of VA, the Office of the Attorney General and Fairfax County all filed comments in

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (concluded)

support of the recommended decision of the Hearing Examiner while the AOBA filed comments in opposition. On April 18, 2012, Washington Gas filed a petition for leave to file reply and reply to AOBA’s comments on the Hearing Examiner’s report. On July 2, 2012, the SCC of VA issued an order approving all terms and conditions of the stipulation, including the $20.0 million rate increase, except for one modification. The SCC of VA directed that approximately $0.2 million of the revenue increase be reallocated from commercial non-heating non-cooling rate classes to the residential and non-firm rate classes. Stipulating parties had up to July 17, 2012, to file a notice of acceptance of the SCC of VA’s modification to the stipulation. On July 24, 2012, the SCC of VA finalized its July 2, 2012 order. As a result of the SCC of VA decision received on July 24, 2012, a $2.3 million retroactive adjustment will be recorded in the fourth quarter of 2012 related to the approval of new depreciation rates.

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

ITEM 4. CONTROLS AND PROCEDURES – WGL Holdings

Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that disclosure controls and procedures of WGL Holdings are effective. There have been no changes in the internal control over financial reporting of WGL Holdings during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL Holdings.

ITEM 4. CONTROLS AND PROCEDURES—Washington Gas

Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) of Washington Gas as of June 30, 2012. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures of Washington Gas are effective. There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

WGL Holdings, Inc.

Washington Gas Light Company

Part II—Other Information

ITEM 1. LEGAL PROCEEDINGS

The nature of our business ordinarily results in periodic regulatory proceedings before various state and federal authorities. For information regarding pending federal and state regulatory matters, see Note 13 — Commitments and Contingencies, contained in Part I under the Notes to Consolidated Financial Statements. Also, see Part II, Item 1 of our Form 10-Q for the quarter ended December 31, 2011 for the description of a material ongoing legal proceeding. There were no material developments in this matter during the quarter ended June  30, 2012.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 6. EXHIBITS

Exhibits:

Schedule/ Exhibit	Description
(a)(3)	Exhibits

Exhibits Filed Herewith:

31.1	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document:

101.SCH	XBRL Schema Document:

101.CAL	XBRL Calculation Linkbase Document:

101.LAB	XBRL Labels Linkbase Document:

101.PRE	XBRL Presentation Linkbase Document:

101.DEF	XBRL Definition Linkbase Document.

3	Articles of Incorporation & Bylaws:

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

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY
(Co-registrants)

Date: August 3, 2012	/s/ William R. Ford
William R. Ford
Controller (Principal Accounting Officer)